Form 10-Q
period 2006-06-30
SYNCHRONOSS TECHNOLOGIES INC
filed 2006-08-11
CIK 1131554

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to
Commission file number 000-52049
SYNCHRONOSS TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	06-1594540
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

750 Route 202 South, Suite 600
Bridgewater, New Jersey	08807
(Address of principal executive offices)	(Zip Code)
(866) 620-3940
(Registrant’s telephone number, including area code)
(Former name, former address, and former fiscal year, if changed since last report)
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐          Accelerated filer ☐          Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Shares outstanding of the Registrant’s common stock:

Class	Outstanding at August 11, 2006
Common stock, $0.001 par value	31,912,146 shares

SYNCHRONOSS TECHNOLOGIES, INC.
FORM 10-Q INDEX

PART I. FINANCIAL INFORMATION		PAGE NO.

Item 1.	Financial Statements and Notes

	Balance Sheets as of December 31, 2005 and June 30, 2006 (unaudited)	1

	Statements of Operations (unaudited) for the Three and Six Months Ended June 30, 2005 and 2006	2

	Statements of Cash Flows (unaudited) for the Six Months Ended June 30, 2005 and 2006	3

	Notes to Financial Statements (unaudited)	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

Item 4.	Controls and Procedures	28

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	29

Item 1A.	Risk Factors	29

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38

Item 3.	Defaults Upon Senior Securities	38

Item 4.	Submission of Matters to a Vote of Security Holders	38

Item 5.	Other Information	38

Item 6.	Exhibits	38

SIGNATURES

Exhibit Index

EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION
Certification of Chief Executive Officer Pursuant to Section 302
Certification of Chief Financial Officer Pursuant to Section 302
Certification of Chief Executive Officer Pursuant to Section 906
Certification of Chief Financial Officer Pursuant to Section 906

SYNCHRONOSS TECHNOLOGIES, INC.
BALANCE SHEETS
(in thousands, except per share data)

	December 31,	June 30,
	2005	2006
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,786	$54,851
Investments in marketable securities	4,152	5,792
Accounts receivable, net of allowance for doubtful accounts of $221and $260 at December 31, 2005 and June 30, 2006, respectively	13,092	15,721
Prepaid expenses and other assets	1,189	2,043
Deferred tax assets	4,024	2,595

Total current assets	31,243	81,002
Property and equipment, net	4,207	5,694
Investments in marketable securities	3,064	1,187
Deferred tax assets	620	346
Other assets	1,074	223

Total assets	$40,208	$88,452

Liabilities, redeemable convertible preferred stock and stockholders’ (deficiency) equity
Current liabilities:
Accounts payable	$1,822	$2,352
Accrued expenses ($577 and $0 was due to a related party at December 31, 2005 and June 30, 2006, respectively)	6,187	4,264
Short-term portion of equipment loan payable	667	667
Deferred revenues	793	690

Total current liabilities	9,469	7,973
Equipment loan payable, less current portion	666	333
Commitments and contingencies:
Series A redeemable convertible preferred stock, $.0001 par value; 13,103 shares authorized, 11,549 shares issued and outstanding at December 31, 2005 (aggregate liquidation preference of $66,985 at December 31, 2005); No Series A shares outstanding as of June 30, 2006	33,493	—
Series 1 convertible preferred stock, $.0001 par value; 2,000 shares authorized, issued and outstanding at December 31, 2005 (aggregate liquidation preference of $12,000 at December 31, 2005); No Series 1 shares outstanding as of June 30, 2006	1,444	—
Stockholders’ (deficiency) equity:
Common stock, $0.0001 par value; 30,000 and 100,000 shares authorized, 10,517 and 31,046 shares issued; 10,422 and 30,951 outstanding at December 31, 2005 and June 30, 2006, respectively	1	3
Treasury stock, at cost (95 shares at December 31, 2005 and June 30, 2006)	(19)	(19)
Additional paid-in capital	1,661	82,960
Deferred stock-based compensation	(702)	—
Accumulated other comprehensive loss	(114)	(64)
Accumulated deficit	(5,691)	(2,734)

Total stockholders’ (deficiency) equity	(4,864)	80,146

Total liabilities and stockholders’ (deficiency) equity	$40,208	$88,452

See accompanying notes.

SYNCHRONOSS TECHNOLOGIES, INC.
STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2006	2005	2006
Net revenues	$13,777	$17,442	$25,127	$33,166
Costs and expenses:
Cost of services ($2,252 and $1,578 were purchased from a related party during the three months ended June 30, 2005 and 2006, respectively and $3,784 and $3,714 were purchased from a related party during the six months ended June 30, 2005 and 2006, respectively)*	7,947	9,643	14,228	18,406
Research and development	1,358	2,150	2,405	3,835
Selling, general and administrative	1,879	2,521	3,675	4,531
Depreciation and amortization	527	820	1,037	1,539

Total costs and expenses	11,711	15,134	21,345	28,311

Income from operations	2,066	2,308	3,782	4,855
Interest income	95	164	105	264
Interest expense	(34)	(27)	(68)	(56)

Income before income tax expense	2,127	2,445	3,819	5,063
Income tax expense	—	(1,017)	—	(2,106)

Net income	2,127	1,428	3,819	2,957
Preferred stock accretion	(9)	—	(17)	—

Net income attributable to common stockholders	$2,118	$1,428	$3,802	$2,957

Net income attributable to common stockholders per common share:
Basic	$0.10	$0.06	$0.17	$0.13

Diluted	$0.09	$0.05	$0.15	$0.11

Weighted-average common shares outstanding:
Basic	21,842	23,234	21,828	22,652

Diluted	24,712	26,587	24,575	25,774

*	Cost of services excludes depreciation and amortization which is shown separately.
See accompanying notes.

SYNCHRONOSS TECHNOLOGIES, INC.
STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2005	2006
Operating activities:
Net income	$3,819	$2,957
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	1,037	1,539
Deferred income taxes	—	1,703
Provision for doubtful accounts	134	39
Stock-based compensation	17	466
Changes in operating assets and liabilities:
Accounts receivable	(5,978)	(2,668)
Prepaid expenses and other current assets	(250)	(854)
Other assets	—	851
Accounts payable	9	530
Accrued expenses	1,069	(1,346)
Due to a related party	228	(577)
Deferred revenues	257	(103)

Net cash provided by operating activities	342	2,537

Investing activities:
Purchases of fixed assets	(1,024)	(3,026)
Employees’ repayment of notes	535	—
Purchases of marketable securities available for sale	(331)	(1,640)
Sale of marketable securities available for sale	225	1,927

Net cash used in investing activities	(595)	(2,739)

Financing activities:
Proceeds from issuance of common stock — related party	—	1,000
Proceeds from the exercise of stock options	—	43
Proceeds from initial public offering, net of offering costs	—	45,557
Repayments of equipment loan	(334)	(333)

Net cash (used in) provided by financing activities	(334)	46,267

Net (decrease) increase in cash and cash equivalents	(587)	46,065
Cash and cash equivalents at beginning of year	3,404	8,786

Cash and cash equivalents at end of period	$2,817	$54,851

Supplemental disclosures of cash flow information
Cash paid for interest	$69	$56

Cash paid for income taxes	$—	$1,107

Accretion of redeemable convertible preferred stock	$17	$—

Conversion of redeemable convertible preferred stock	$—	$34,936

See accompanying notes.

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS – UNAUDITED
(in thousands, except per share data)
1. Description of Business
     Synchronoss Technologies, Inc. (the “Company” or “Synchronoss”) is a leading provider of e-commerce transaction management solutions to the communications services marketplace based on its penetration into key providers of communications services. The Company conducts its business operations primarily in the United States of America, with some aspects of its operations being outsourced to entities located in India and Canada. The Company’s proprietary on-demand software platform enables communications service providers, or CSPs, to take, manage and provision orders and other customer-oriented transactions and perform related critical service tasks. The Company targets complex and high-growth industry segments including wireless, Voice over Internet Protocol, or VoIP, wireline and other markets. By simplifying technological complexities through the automation and integration of disparate systems, the Company enables CSPs to acquire, retain and service customers quickly, reliably and cost-effectively.
     On June 20, 2006, the Company completed its initial public offering (“IPO”) pursuant to which it sold 6,532 shares of common stock at a price to the public of $8.00 per share. Upon completion of the IPO, all 13,549 outstanding shares of the Company’s Series A and Series 1 convertible preferred stock automatically converted into common stock on a one-for-one basis.
2. Basis of Presentation
     The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and should be read in conjunction with the Company’s financial statements for the years ended December 31, 2004 and December 31, 2005 included in the Company’s Registration Statement on Form S-1, as amended (Registration No. 333-132080), which was filed with the SEC and declared effective on June 14, 2006. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.
3. Summary of Significant Accounting Policies
Use of Estimates
     The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.
Revenue Recognition and Deferred Revenue
     The Company provides services principally on a transaction fee basis or, at times, on a fixed fee basis and recognizes the revenues as the services are performed or delivered as described below:

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS – UNAUDITED (Continued)
     Transaction Service Arrangements: Transaction service revenues consists of revenues derived from the processing of transactions through the Company’s service platform and represents approximately 85% and 86% of net revenues for the three months ended June 30, 2005 and 2006, respectively, and represents approximately 81% and 86% of net revenues for the six months ended June 30, 2005 and 2006, respectively. Transaction service arrangements include services such as equipment orders, new account set-up, number port requests, credit checks, and inventory management.
     Transaction revenues are principally based on a contractual price per transaction and revenues are recognized based on the number of transactions processed during each reporting period. For these arrangements, revenues are recorded based on the total number of transactions processed at the applicable price established in the relevant contract. The total amount of revenues recognized is based primarily on the volume of transactions. At times, transaction revenues may also include billings to customers that reimburse the Company based on the number of individuals dedicated to processing transactions. The Company records revenues based on the applicable hourly rate per employee for each reporting period.
     Some of the Company’s contracts have guaranteed minimum volume transactions from its customers. In these instances, if the customer’s total transaction volume for the reporting period is less than the contractual amount, the Company records revenues at the minimum guaranteed amount.
     Revenue is presented net of a provision for discounts, which are customer volume level driven, or credits, which are performance driven, and is determined in the period in which the volume thresholds are met or the services are provided.
     Set-up fees for transactional service arrangements are deferred and recognized on a straight-line basis over the life of the contract since these amounts would not have been paid by the customer without the related transactional service arrangement. The amount of set-up fees amortized in revenues during the three months ended June 30, 2005 and 2006 were $38 and $90, respectively, and $48 and $147 for the six months ended June 30, 2005 and 2006, respectively. Deferred revenues principally represent set-up fees.
     Subscription Service Arrangements: Subscription service arrangements which are generally based upon fixed fees, represent approximately 6% and 2% of net revenues for the three months ended June 30, 2005 and 2006, respectively, and 8% and 2% of net revenues for the six months ended June 30, 2005 and 2006, respectively, and relate principally to the Company’s enterprise portal management services. The Company records revenue on a straight line basis over the life of the contract for its subscription service contracts.
     Professional Service and Other Service Arrangements: Professional services and other services arrangements represent approximately 9% and 12% of net revenues for the three months ended June 30, 2005 and 2006, respectively, and 11% and 12% of net revenues for the six months ended June 30, 2005 and 2006, respectively. Professional services include process and workflow consulting services and development services. Professional services, when sold with transactional service arrangements, are accounted for separately when these services have value to the customer on a standalone basis and there is objective and reliable evidence of fair value of each deliverable. When accounted for separately, professional service (i.e. consulting services) revenues are recognized on a monthly basis, as services are performed and billed, according to the terms of the contract.
     In addition, in determining whether professional services can be accounted for separately from transaction service revenues, the Company considers the following factors for each professional services agreement: availability of the consulting services from other vendors, whether objective and reliable evidence of fair value exists for these services and the undelivered transaction service revenue, the nature of the consulting services, the timing of when the consulting contract was signed in comparison to the transaction service start date, and the contractual dependence of the transactional service on the customer’s satisfaction with the consulting work.
     If a professional service arrangement does not qualify for separate accounting, the Company would recognize the professional service revenues ratably over the remaining term of the transaction contract. For the three and six months ended June 30, 2005 and 2006, all professional services have been accounted for separately.

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS – UNAUDITED (Continued)
Concentration of Credit Risk
     The Company’s financial instruments that are exposed to concentration of credit risk consist primarily of cash and cash equivalents, marketable securities and accounts receivable. The Company maintains its cash and cash equivalents in bank accounts, which, at times, exceed federally insured limits. The Company invests in high-quality financial instruments, primarily money market funds, certificates of deposits and United States bonds. The Company has not recognized any losses in such accounts. The Company believes it is not exposed to significant credit risk on cash and cash equivalents. Concentration of credit risks with respect to accounts receivable are limited because of the creditworthiness of the Company’s major customers.
     Two customers accounted for 85% and 81% of revenues for the three month period ended June 30, 2005 and 2006, respectively, and 87% and 83% for the six months ended June 30, 2005 and 2006, respectively. Two customers accounted for 84% and 81% of accounts receivable at June 30, 2005 and 2006, respectively.
Fair Value of Financial Instruments
     Statement of Financial Accounting Standards (“SFAS”) No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosures of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. Due to their short-term nature, the carrying amounts reported in the financial statements approximate the fair value for cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses. As of December 31, 2005 and June 30, 2006, the Company believes the carrying amount of its equipment loan approximates its fair value since the interest rate of the equipment loan approximates a market rate. The fair value of the Company’s convertible preferred stock was not practicable to determine, as no quoted market price existed for the convertible preferred stock as of December 31, 2005. On June 20, 2006, the Company’s convertible preferred stock converted into common stock of the Company upon consummation of the IPO.
Cash and Cash Equivalents
     The Company considers all highly liquid investments purchased with a maturity of three months or less at the date of acquisition to be cash equivalents.
Investments in Marketable Securities
     Marketable securities consist of fixed income investments with a maturity of greater than three months and other highly liquid investments that can be readily purchased or sold using established markets. In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, these investments are classified as available-for-sale and are reported at fair value on the Company’s balance sheet. The Company classifies its securities with maturity dates of 12 months or more as long term. Unrealized holding gains and losses are reported within accumulated other comprehensive income as a separate component of stockholders’ equity. If a decline in the fair value of a marketable security below the Company’s cost basis is determined to be other than temporary, such marketable security is written down to its estimated fair value as a new cost basis and the amount of the write-down is included in earnings as an impairment charge. No other than temporary impairment charges have been recorded in any of the periods presented herein.
Accounts Receivable and Allowance for Doubtful Accounts
     Accounts receivable consist of amounts due to the Company from normal business activities. The Company maintains an allowance for estimated losses resulting from the inability of its customers to make required payments. The Company estimates uncollectible amounts based upon historical bad debts, current customer receivable balances, the age of customer receivable balances, the customer’s financial condition, and current economic trends.

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS – UNAUDITED (Continued)
Property and Equipment
     Property and equipment and leasehold improvements are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets, which range from 3 to 5 years, or the lesser of the related initial term of the lease or useful life for leasehold improvements.
     Expenditures for routine maintenance and repairs are charged against operations. Major replacements, improvements, and additions are capitalized in accordance with Company policy.
Deferred Offering Costs
     Costs directly attributable to the Company’s offering of its equity securities have been deferred and capitalized as part of Other Assets as of December 31, 2005. The total amount related to the offering deferred as of December 31, 2005 was approximately $850. Upon the completion of the IPO, approximately $6,700 of offering costs were offset against the proceeds received from the IPO.
Impairment of Long-Lived Assets
     In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, a review of long-lived assets for impairment is performed when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. If an indication of impairment is present, the Company compares the estimated undiscounted future cash flows to be generated by the asset to its carrying amount. If the undiscounted future cash flows are less than the carrying amount of the asset, the Company records an impairment loss equal to the amount by which the asset’s carrying amount exceeds its fair value. The fair value is determined based on valuation techniques such as a comparison to fair values of similar assets or using a discounted cash flow analysis. There were no impairment charges recognized during the three and six month periods ended June 30, 2005 and 2006.
Cost of Services
     Cost of services includes all direct materials, direct labor, and those indirect costs related to revenues such as indirect labor, materials, and supplies and facilities cost, exclusive of depreciation expense.
Research and Development
     Research and development costs are expensed as incurred. Research and development expense consists primarily of costs related to personnel, including salaries and other personnel-related expenses, consulting fees, and the cost of facilities, computer, and support services used in service technology development. The Company also expenses costs relating to developing modifications and enhancements of its existing technology and services.
Advertising
     The Company expenses advertising as incurred. Advertising expenses were $0 and $12 for the three months ended June 30, 2005 and 2006, respectively, and $5 and $12 for the six months ended June 30, 2005 and 2006, respectively.
Income Taxes
     The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Under SFAS No. 109, the liability method is used in accounting for income taxes. Under this method deferred income tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and the tax basis of assets and liabilities. For operating losses and tax credit carryforwards, the Company uses the liability method using enacted tax rates in effect in the years in which the differences are expected to reverse. A valuation allowance is recorded if it is “more likely than not” that a portion or all of a deferred tax asset will not be realized. During the fourth quarter of 2005, the Company determined that it was more likely than not that it will realize its future tax benefits and reduced its valuation allowance to zero.

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS – UNAUDITED (Continued)
Comprehensive Income
     SFAS No. 130, Reporting Comprehensive Income, requires components of other comprehensive income, including unrealized gains and losses on available-for-sale securities, to be included as part of total comprehensive income. Comprehensive income is comprised of net income and other comprehensive income. Other comprehensive income includes changes in the fair value of the Company’s available-for-sale marketable securities. Comprehensive income for the three and six months ended June 30, 2005 and 2006 is shown below.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2006	2005	2006
Net income	$2,127	$1,428	$3,819	$2,957
Unrealized gain (loss) on available-for-sale securities, net of tax	(22)	36	(22)	50

Total comprehensive income	$2,105	$1,464	$3,797	$3,007

Basic and Diluted Net Income Attributable to Common Stockholders per Common Share
     The Company calculates net income per share in accordance with SFAS No. 128, Earnings Per Share. The Company has determined that its Series A redeemable convertible preferred stock represents a participating security. Because the Series A redeemable preferred convertible stock participates equally with common stock in dividends and unallocated income, the Company calculated basic earnings per share when the Company reports net income using the if-converted method, which in the Company’s circumstances, is equivalent to the two class approach required by EITF 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128. Net losses are not allocated to the Series A redeemable convertible preferred stockholders.
     Pursuant to the Company’s IPO, all of the Company’s Series A and Series 1 redeemable convertible preferred stock was automatically converted into common stock. Since the Series A redeemable convertible preferred stock participates in dividend rights on a one-for-one basis with common stockholders, this security is included in the denominator of basic earnings per share for the period such preferred stock was outstanding. The Company’s Series 1 redeemable convertible preferred stock that converted to common stock are included in the denominator of diluted earnings per share for the actual period outstanding prior to the IPO.

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS — UNAUDITED (Continued)
     The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net income attributable to common stockholders per common share and attributable to common stockholders per common share.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2006	2005	2006
Numerator:

Net income	$2,127	$1,428	$3,819	$2,957
Accretion of convertible preferred stock	(9)	—	(17)	—

Net income attributable to common stockholders	$2,118	$1,428	$3,802	$2,957

Denominator:

Weighted average common shares outstanding	10,293	13,081	10,279	11,805
Conversion of Series A redeemable convertible preferred stock	11,549	10,153	11,549	10,847

Weighted average common shares outstanding — basic	21,842	23,234	21,828	22,652
Dilutive effect of:
Unvested shares	870	1,595	747	1,244
Conversion of Series 1 convertible preferred stock into common stock	2,000	1,758	2,000	1,878

Weighted average common shares outstanding — diluted	24,712	26,587	24,575	25,774

Stock-Based Compensation
     As of June 30, 2006, the Company maintains two stock-based compensation plans, which are described more fully in Note 8. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment (“SFAS 123(R)”), using the prospective method. Under the prospective method, compensation cost is recognized for all share-based payments granted subsequent to January 1, 2006 and is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated. Prior to January 1, 2006, the Company accounted for its stock-based compensation plan under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation. As a result of adopting SFAS 123(R) on January 1, 2006, the Company’s income before income tax expense for the three and six months ended June 30, 2006 was $337 and $364 lower, respectively, than if the Company had continued to account for share-based compensation under Opinion No. 25. The Company’s net income for the three and six months ended June 30, 2006 was $197, or $0.01 per basic and diluted share, and $213, or $0.01 per basic and diluted share, lower, respectively, than if it had continued to account for share-based compensation under Opinion No. 25.
     Prior to the adoption of SFAS 123(R), the Company presented its unamortized portion of deferred compensation cost for non-vested stock options in the statement of changes in shareholders deficiency with a corresponding credit to additional paid-in capital. Upon the adoption of SFAS 123(R), these amounts were offset against each other as SFAS 123(R) prohibits the “gross-up” of stockholders equity. Under SFAS 123(R), an equity instrument is not considered to be issued until the instrument vests. As a result, compensation cost is recognized over the requisite service period with an offsetting credit to additional paid-in capital.

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS — UNAUDITED (Continued)
     The following table illustrates the effect on net income and earnings per share if the Company had applied the provisions of SFAS 123(R) to options granted under the Company’s stock option plans for all periods presented prior to the adoption of SFAS 123(R). For purposes of this pro forma disclosure, the value of the options is estimated using a minimum value option-pricing formula and amortized to expense over the options’ vesting periods.

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2005	2005
Net income attributable to common stockholders — as reported	$2,118	$3,802
Add: Non-cash stock-based employee compensation and preferred stock accretion — as reported	26	34
Less: Total stock-based employee compensation expense determined under the minimum value method for all awards, net of related tax effects	(34)	(38)

Net income attributable to common stockholders — pro forma	$2,110	$3,798

Net income per common share:
Basic — as reported	$0.10	$0.17

Basic — pro forma	$0.10	$0.17

Diluted — as reported	$0.09	$0.15

Diluted — pro forma	$0.09	$0.15

     Upon adoption of SFAS 123(R), the Company selected the Black-Scholes option pricing model as the most appropriate model for determining the estimated fair value for stock-based awards. The weighted-average assumptions used in the Black-Scholes option pricing model are as follows:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2006	2006
Incentive Stock Options (“ISO”s)
Expected stock price volatility	42%	42%
Risk-free interest rate	4.79%	4.83%
Expected life of options (in years)	6.25	6.25
Expected dividend yield	0%	0%
Non-Qualified Stock Options (“NSO”s)
Expected stock price volatility	42%	42%
Risk-free interest rate	4.79%	4.83%
Expected life of options (in years)	6.25	6.00 – 6.25
Expected dividend yield	0%	0%
     The weighted-average fair value (as of the date of grant) of the options granted during the three months ended March 31, 2006 was $4.40 and $4.31 for ISOs and NSOs, respectively, and $4.38 for ISOs and NSOs for the three months ended June 30, 2006.

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS — UNAUDITED (Continued)
     During the three months ended June 30, 2006, the Company recorded total pre-tax stock-based compensation expense of $388 ($227 after tax or $0.01 per diluted share) and $466 ($272 after tax or $0.01 per diluted share) during the six months ended June 30, 2006, which includes both intrinsic value for equity awards issued during 2005 and fair value for equity awards issued during 2006. The total stock-based compensation cost related to non-vested equity awards not yet recognized as of June 30, 2006 is approximately $3.1 million.
Impact of Recently Issued Accounting Standards
     In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments. SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not expect the adoption of this Statement will impact the Company’s financial statements.
     In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (“FIN 48”). This authoritative interpretation clarifies and standardizes the manner by which companies will be required to account for uncertain tax positions. Adoption of FIN 48 is required for fiscal years beginning after December 15, 2006. The Company will be required to adopt FIN 48 no later than the quarter beginning January 1, 2007. The Company is currently in the process of evaluating the interpretation and has not yet determined the impact, if any, that FIN 48 will have on its financial results.
Segment Information
     The Company currently operates in one business segment providing critical technology services to the communications industry. The Company is not organized by market and is managed and operated as one business. A single management team reports to the chief operating decision maker who comprehensively manages the entire business. The Company does not operate any material separate lines of business or separate business entities with respect to its services. Accordingly, the Company does not accumulate discrete financial information with respect to separate service lines and does not have separately reportable segments as defined by SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information.
3. Investments in Marketable Securities
     The following is a summary of available-for-sale securities held by the Company at December 31, 2005 and June 30, 2006:

		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2006
Certificates of deposit	$3,261	$—	$(45)	$3,216
Government bonds	3,798	1	(36)	3,763

	$7,059	$1	$(81)	$6,979

December 31, 2005
Certificates of deposit	$3,416	$—	$(60)	$3,356
Government bonds	3,914	—	(54)	3,860

	$7,330	$—	$(114)	$7,216

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS — UNAUDITED (Continued)
     The Company’s available-for-sale securities have the following maturities:

	December 31,	June 30,
	2005	2006
Due in one year or less	$4,152	$5,792
Due after one year, less than five years	3,064	1,187

	$7,216	$6,979

     Unrealized gains and losses are reported as a component of accumulated other comprehensive loss in stockholders’ equity. For the year ended December 31, 2005 and for the six months ended June 30, 2006, realized losses were $39 and $7, respectively. The cost of securities sold is based on specific identification method.
     Unrealized loss positions for which other than temporary impairments have not been recognized at December 31, 2005 and as of June 30, 2006 are summarized as follows:

	December 31,	June 30,
	2005	2006
Less than 12 months	$66	$68
Greater than 12 months	48	12

	$114	$80

     Unrealized losses in the Company’s portfolio relate primarily to fixed income debt securities. For these securities, the unrealized losses are due to increases in interest rates and not changes in credit risk. The Company has concluded that the unrealized losses in its available-for-sale marketable securities are not other-than-temporary as the Company has the ability to hold the securities to maturity for a planned forecasted recovery.
4. Property and Equipment
     Property and equipment consist of the following:

	December 31,	June 30,
	2005	2006
Computer hardware	$7,928	$8,809
Computer software	5,882	6,524
Furniture and fixtures	498	503
Leasehold improvements	904	1,174

	15,212	17,010

Less: Accumulated depreciation and amortization	(11,005)	(11,316)

	$4,207	$5,694

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS — UNAUDITED (Continued)
5. Accrued Expenses
     Accrued expenses consist of the following:

	December 31,	June 30,
	2005	2006
Accrued compensation and benefits	$2,635	$1,542
Accrued other	2,737	2,616
Income tax payable	815	106

	$6,187	$4,264

6. Financing Arrangements
     On October 6, 2004, the Company entered into a Loan and Security Agreement (the “Agreement”) with a bank which expires on December 1, 2007. The Agreement includes a Revolving Promissory Note for up to $2,000 and an Equipment Term Note for up to $3,000. This replaced a previous loan which was fully paid in 2004.
     Availability under the Agreement for the Revolving Promissory Note is based on defined percentages of eligible accounts receivable. Borrowings on the revolving credit agreement bear interest at the prime rate plus 1.25% (8.5% and 9.5% at December 31, 2005 and June 30, 2006, respectively). Interest only on the unpaid principal amount is due and payable monthly in arrears, commencing January 1, 2005 and continuing on the first day of each calendar month thereafter until maturity, at which point all unpaid principal and interest related to the revolving advances will be payable in full. There were no draws against the Revolving Promissory Note as of December 31, 2005 and June 30, 2006.
     As of December 31, 2005 and June 30, 2006, the Company had outstanding borrowings of $1,333 and $1,000, respectively, against the Equipment Term Note to fund purchases of eligible equipment. Borrowings on the equipment line bear interest at the prime rate plus 1.75% (9% and 10% at December 31, 2005 and June 30, 2006, respectively) and principal and interest are payable monthly.
     The Company paid a facility fee and certain other bank fees in connection with the financing arrangement. The agreement requires the Company to meet certain financial covenants. The Company was in compliance with the covenants at December 31, 2005 and at June 30, 2006. Borrowings are collateralized by all of the assets of the Company.
     Principal payments due on the outstanding Equipment Term Note at June 30, 2006 are as follows:

2006	$667
2007	333

$1,000

7. Capital Structure
     As of December 31, 2005, the Company’s authorized capital stock was 45,103 shares of stock with a par value of $0.0001, of which 30,000 shares were designated common stock and 15,103 shares were designated preferred stock (Series A and Series 1). During the six months ended June 30, 2006, the Company’s board of directors revised the Company’s Certificate of Incorporation and authorized 100,000 shares of common stock and 10,000 shares of preferred stock. As of June 30, 2006 there are no shares of preferred stock outstanding.

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS — UNAUDITED (Continued)
Common Stock
     Each holder of common stock is entitled to vote on all matters and is entitled to one vote for each share held. Dividends on common stock will be paid when, as and if declared by the Company’s board of directors. No dividends have ever been declared or paid by the Company. At December 31, 2005, there were 13,549 shares of common stock reserved for issuance upon the conversion of the Series 1 and Series A preferred stock. On June 20, 2006, all 13,549 outstanding shares of the Company’s Series 1 and Series A preferred stock were converted into shares of common stock on a one-for-one basis. As of June 30, 2006, there were 31,046 shares of common stock issued, 5,097 shares of common stock reserved for issuance under the Company’s 2000 Stock Plan (the “2000 Plan”) and 2,000 shares of common stock reserved for issuance under the Company’s 2006 Equity Incentive Plan (the “2006 Plan”).
Preferred Stock
     Preferred stock may be issued from time to time. The Company designated 2,000 shares of preferred stock as Series 1 convertible preferred stock and 13,103 shares of preferred stock as Series A redeemable convertible preferred stock as of December 31, 2005. During the three months ended June 30, 2006, all of the Company’s Series 1 and Series A convertible preferred stock converted into common stock on a one-for-one basis as a result of the IPO. There are no shares of preferred stock outstanding as of June 30, 2006.
Warrants
     Prior to 2003, the Company issued warrants to a bank as part of a loan and security agreement. As of June 30, 2006, warrants to purchase 95 shares of common stock were outstanding. The warrants have an exercise price of $2.90 per share (adjusted for stock splits, stock dividends, etc.). The value of the warrants was capitalized as debt issuance cost and amortized to interest expense over the term of the loans. The warrants may be exercised at any time, in whole or in part, during the exercise period, which expires on May 20, 2008. Prior to the IPO, the warrants were convertible into Series A preferred stock. No warrants were issued or exercised during the six months ended June 30, 2006 or 2005. The warrants automatically became exercisable for shares of common stock upon the closing of the IPO which occurred on June 20, 2006.
Registration Rights
     Holders of shares of common stock which were issued upon conversion of the Company’s Series A preferred stock and holders of shares of common stock issuable upon exercise of the Company’s warrants are entitled to have their shares registered under the Securities Act of 1933 (the “Securities Act”), as amended. Under the terms of an agreement between the Company and the holders of these registrable securities, if the Company proposes to register any of its securities under the Securities Act, either for its own account or for the account of others, these stockholders are entitled to notice of such registration and are entitled to include their shares in such registration.
8. Stock Plans
     As of June 30, 2006, the Company maintains two stock incentive plans, the 2000 Plan and the 2006 Plan. Under the 2000 Plan, the Company has the ability to provide employees, outside directors and consultants an opportunity to acquire a proprietary interest in the success of the Company or to increase such interest, by receiving options or purchasing shares of the Company’s stock at a price not less than the fair market value at the date of grant for “incentive” stock options and a price not less than 30% of the fair market value at the date of grant for “non-qualified” options. In April 2006, the Company’s board of directors adopted the 2006 Plan. The 2006 Plan became effective upon the IPO.
     Under the 2006 Plan, the Company may grant to its employees, outside directors and consultants awards in the form of incentive stock options, non-qualified stock options, shares of restricted stock and stock units or stock appreciation rights. The aggregate number of shares of common stock with respect to which all awards may be granted under the 2006 Plan is 2,000 plus any shares that remain available for issuance under the 2000 Plan. As of June 30, 2006, there were 254 and 2,000 shares available for grant or award under the 2000 and 2006 Plan, respectively. As of June 30, 2006, no options have been granted under the 2006 Plan.

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS — UNAUDITED (Continued)
     The Company’s board of directors administers the 2000 Plan and the 2006 Plan and is responsible for determining the individuals to be granted options or shares, the number of options or shares each individual will receive, the price per share and the exercise period of each option. In establishing its estimates of fair value of the Company’s common stock prior to the completion of the IPO, the Company considered the guidance set forth in the American Institute of Certified Public Accountants Practice Aid, Valuation prior to being a public company of Privately-Held-Company Equity Securities Issued as Compensation, and performed a retrospective determination of the fair value of its common stock for the year ended December 31, 2005, utilizing a combination of valuation methods. In 2006, the fair value of the common stock was 90% of the mid-point of the Company’s anticipated price range.
     On January 1, 2006, the Company adopted SFAS 123(R) using the prospective method. Under SFAS 123(R), the Company elected to recognize the compensation cost of all share-based awards on a straight-line basis over the vesting period of the award. Benefits of tax deductions (if any) in excess of recognized stock-based compensation expense are now reported as a financing cash flow, rather than an operating cash flow as prescribed under the prior accounting rules. Stock-based compensation expense of $17 was recognized during the six months ended June 30, 2005 before adoption of SFAS 123(R) for options issued with grant prices below the deemed fair value of the common stock in accordance with APB 25.
     On April 5, 2006, the Company’s board of directors initiated an exchange offer to certain employees who received stock options with an exercise price less than the fair market value the opportunity to exchange their options for new options with exercise prices equal to fair value at the time of the grant. The Company has evaluated and determined that there was no incremental compensation expense associated with these modifications. In addition, these employees also received a number of shares of restricted common stock having a value equal to the amount by which the aggregate exercise price of the new stock options excluded the aggregate price of the exchanged options. On April 5, 2006, the Company granted 116 shares of restricted stock at a value determined by the Company’s board of directors of $8.98 per share. During the three and six months ended June 30, 2006, the Company recorded pre-tax stock-based compensation expense of $152 ($89 after tax or $0.003 per diluted share) associated with the restricted stock awards.
Stock Options
     The following table summarizes information about stock options outstanding from the 2000 Plan.

		Options Outstanding
			Option	Weighted-
	Shares	Number	Price Per	Average
	Available	of	Share	Exercise
	for Grant	Shares	Range	Price
Balance at December 31, 2005	981	1,079	$0.29 – $10.00	$1.40
Increase in options available for grant	614	—	—	—
Options granted	(1,055)	1,055	$8.98	$8.98
Options exercised	—	(145)	$0.29 – $1.84	$0.34
Options forfeited	16	(16)	$0.29 – $0.45	$0.29
Restricted stock purchased from the 2000 Plan	(111)	—	$8.98	$8.98
Restricted stock grants	(191)	—	$8.98	$8.98

Balance at June 30, 2006	254	1,973	$0.29 – $10.00	$5.94

Expected to vest at June 30, 2006		1,449	$0.29 – $10.00	$5.99

Vested at December 31, 2005		377

Vested at June 30, 2006		370

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS — UNAUDITED (Continued)
     A summary of the Company’s non-vested restricted stock at June 30, 2006, and changes during the six months ended June 30, 2006, is presented below:

Number of
Non-Vested Restricted Stock	Awards
Non-vested at January 1, 2006	45
Granted	191
Vested	(60)
Forfeited	—

Non-vested at June 30, 2006	176

     As of June 30, 2006, there was $3.1 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2000 Plan. That cost is expected to be recognized over a weighted-average period of approximately 2.99 and 3.50 years for 2005 and 2006, respectively.
     As of December 31, 2005 and June 30, 2006, the average remaining contractual life of outstanding options was approximately 8.4 and 9.04 years, respectively. Shares vested and expected to vest as of June 30, 2006 have an intrinsic value of approximately $5.9 million.
     Options may be exercised in whole or in part for 100% of the shares subject to vesting at any time after the date of grant. Options generally vest 25% on the first year anniversary date of grant plus an additional 1/48 for each month thereafter. If an option is exercised prior to vesting, the underlying shares are subject to a right of repurchase at the exercise price paid by the option holder. The right of repurchase shall lapse with respect to the first 25% of the purchased shares when the purchaser completes 12 months of continuous service and shall lapse an additional 1/48 of the purchased shares when the purchaser completes each month of continuous service thereafter. There were no options exercised prior to vesting during 2005 or during the six months ended June 30, 2006.
     During the six months ended June 30, 2006, the Company granted stock options with exercise prices as follows:

		Options		Value of	Black-Scholes
		Granted	Grant	Underlying	Fair
Date of Grant	Type of Grant	(in thousands)	Price	Stock	Value
February 10, 2006	ISOs	104	$8.98	$8.98	$4.40
February 10, 2006	NSOs	100	$8.98	$8.98	$4.31
April 3, 2006	ISOs	205	$8.98	$8.98	$4.38
April 3, 2006	NSOs	646	$8.98	$8.98	$4.38
     The following table summarizes information about vested stock options at June 30, 2006:

Vested Stock Options	370
Weighted Average Exercise Price	$0.73
Weighted Average Remaining Contractual Life (in years)	7.66

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS — UNAUDITED (Continued)
     The following table summarizes stock options outstanding and exercisable at June 30, 2006:

	Outstanding			Exercisable
			Weighted-		Weighted-
		Weighted-Average	Average		Average
	Number of	Exercise	Remaining	Number of	Exercise
Exercise Price	Options	Price	Contractual Life	Options	Price
$0.29	524	$0.29	7.68	298	$0.29
$0.45	11	$0.45	8.80	3	$0.45
$1.84	169	$1.84	8.79	57	$1.84
$6.19	95	$6.19	9.04	12	$6.19
$8.98	1,055	$8.98	9.74	—	—
$10.00	119	$10.00	9.32	—	—

	1,973			370

Restricted Stock Purchases
     Under the 2000 Plan and 2006 Plan, certain eligible individuals may be given the opportunity to purchase the Company’s common stock at a price not less than the par value of the shares. The Company’s board of directors determines the purchase price at its sole discretion. The purchase price paid for restricted stock awards granted to date has been equal to the fair market value at the date of grant. Shares awarded or sold under the 2000 Plan and 2006 Plan are subject to certain special forfeiture conditions, rights of repurchase, rights of first refusal and other transfer restrictions as the Company’s board of directors may determine. Under most circumstances, the right of repurchase shall lapse with respect to the first 25% of the purchased shares when the purchaser completes 12 months of continuous service and shall lapse an additional 1/48 of the purchased shares when the purchaser completes each month of continuous service thereafter. Unless otherwise provided in the stock purchase agreement, any right to repurchase the shares at the original purchase price upon termination of the purchaser’s service shall lapse with respect to the number of shares that would vest over a 12 month period or shall lapse to all remaining shares if the Company is subject to a change of control before the purchaser’s service terminates or if the purchaser is subject to an involuntary termination within 12 months following a change of control. No restricted shares were purchased or granted during 2005. In March 2006, 111 shares of restricted stock were purchased by a board member. The purchase price of these shares was $8.98 per share. The shares are not subject to any vesting schedule. In April 2006, the Company’s board of directors awarded 191 shares of restricted stock at a fair value of $8.98 per share to certain employees of the Company.
9. 401(k) Plan
     The Company has a 401(k) plan (the “Plan”) covering all eligible employees. The Plan allows for a discretionary employer match. The Company incurred and expensed $20 and $30 for the three months ended June 30, 2005 and 2006, respectively, and expensed $41 and $57 for the six months ended June 30, 2005 and 2006, respectively, in Plan match contributions.
10. Related Parties
Omniglobe International, L.L.C.
     Omniglobe International, L.L.C., a Delaware limited liability company with operations in India, provides data entry services relating to the Company’s exception handling management. The Company pays Omniglobe an hourly rate for each hour worked by each of its data entry agents. For these services, the Company has paid Omniglobe $2,252 and $1,578 for the three months ended June 30, 2005 and 2006, respectively and $3,784 and $3,714 for the six months ended June 30, 2005 and 2006, respectively. At December 31, 2005 and June 30, 2006, amounts due to Omniglobe were $577 and $0, respectively.

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS — UNAUDITED (Continued)
     As of December 31, 2005 and June 30, 2006, the Company had agreements with Omniglobe. One of the Company’s agreements with Omniglobe provides for minimum levels of staffing at a specific price level resulting in an overall minimum commitment of $350 over the next six months, of which $175 has been recognized as expense during the three months ended June 30, 2006. Services provided include data entry and related services as well as development and testing services. The current agreements may be terminated by either party without cause with 30 or 60 days written notice prior to the end of the term. Unless terminated, the agreement will automatically renew in six month increments. The Company does not intend to terminate its arrangements with Omniglobe.
     On March 12, 2004, certain of the Company’s executive officers and their family members acquired indirect equity interests in Omniglobe by purchasing an ownership interest in Rumson Hitters, L.L.C., a Delaware limited liability company, as follows:

		Equity	Purchase Price of	Proceeds Received from
		Interest in	Interest in Rumson	Interest in Rumson
Name	Position with Synchronoss	Omniglobe	Hitters, L.L.C.	Hitters, L.L.C.
Stephen G. Waldis	Chairman of the Board of Directors, President and Chief Executive Officer	12.23%	$95,000	$95,000
Lawrence R. Irving	Chief Financial Officer and Treasurer	2.58%	$20,000	$20,000
David E. Berry	Vice President and Chief Technology Officer	2.58%	$20,000	$20,000
Robert Garcia	Executive Vice President of Product Management and Service Delivery	1.29%	$10,000	$10,000
     Since the date that the Company’s officers and their family members acquired their interests in Rumson Hitters, Omniglobe has paid an aggregate of $1.3 million in distributions to all of its interest holders, including Rumson Hitters. In turn Rumson Hitters has paid an aggregate of $0.7 million in distributions to its interest holders, including approximately $154 in distributions to Stephen G. Waldis and his family members, approximately $32 in distributions to Lawrence R. Irving, approximately $32 in distributions to David E. Berry and his family members and approximately $16 in distributions to Robert Garcia. As of June 30, 2006, no further distributions are anticipated.
     On June 20, 2006, members of Rumson Hitters repurchased, at the original purchase price, the equity interests in Rumson Hitters held by each of the Company’s employees and their family members, such that no employee of the Company or family member of such employee had any interest in Rumson Hitters or Omniglobe after June 20, 2006. Neither the Company nor any of its employees provided any of the funds to be used by members of Rumson Hitters in repurchasing such equity interests.
11. Subsequent Event
     In July 2006, the Company’s IPO underwriters exercised their option to purchase an additional 960 shares of common stock at the IPO price of $8.00 per share, resulting in net proceeds to the Company of $7,142.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     You should read the following discussion and analysis in conjunction with the information set forth in our financial statements and related notes included elsewhere in this quarterly report on Form 10-Q. All numbers are expressed in thousands unless otherwise stated. The statements in this discussion regarding our expectations of our future performance, liquidity and capital resources, and other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described under “Risk Factors” and elsewhere in our Registration Statement on Form S-1, as amended (Registration No. 333-132080), which was filed with the SEC and declared effective on June 14, 2006. Our actual results may differ materially from those contained in or implied by any forward-looking statements.
Overview
     We are a leading provider of e-commerce transaction management solutions to the communications services marketplace based on our penetration with key communications service providers (“CSPs”). Our proprietary on-demand software platform enables CSPs to take, manage and provision orders and other customer-oriented transactions and create complex service bundles. We target complex and high-growth industry segments including wireless, Voice over Internet Protocol (“VoIP”), wireline and other markets. We have designed our solution to be flexible, allowing us to meet the rapidly changing and converging services offered by CSPs. By simplifying technological complexities through the automation and integration of disparate systems, we enable CSPs to acquire, retain and service customers quickly, reliably and cost-effectively. Our industry-leading customers include Cingular Wireless, Vonage Holdings, Cablevision Systems, Level 3 Communications, Verizon Business, Clearwire, 360networks, Time Warner Cable, Comcast, AT&T and SunRocket. Our CSP customers use our platform and technology to service both consumer and business customers, including over 300 of the Fortune 500 companies.
     We generate a substantial portion of our revenues on a per-transaction basis, most of which is derived from long-term contracts. For the three months ended June 30, 2006, we derived approximately 86% of our revenues from transactions processed. For the six months ended June 30, 2006, we derived approximately 86% of our revenues from transactions processed. The remainder of our revenues was generated from professional services and subscription revenues, which have been decreasing as a percentage of our net revenues. We expect that this trend will continue and that we will derive an increasing percentage of our net revenues from transaction processing in future years.
     Our costs and expenses consist of cost of services, research and development, selling, general and administrative and depreciation and amortization.
     Cost of services includes all direct materials, direct labor and those indirect costs related to revenues such as indirect labor, materials and supplies. Our primary cost of services is related to our information technology and systems department, including network costs, data center maintenance, database management and data processing costs, as well as personnel costs associated with service implementation, customer deployment and customer care. Also included in cost of services are costs associated with our exception handling centers and the maintenance of those centers. Currently, we utilize a combination of employees and third-party providers to process transactions through these centers.
     Research and development expense consists primarily of costs related to personnel, including salaries and other personnel-related expenses, consulting fees and the costs of facilities, computer and support services used in service and technology development. We also expense costs relating to developing modifications and enhancements of our existing technology and services.
     Selling, general and administrative expense consists of personnel costs including salaries and other personnel-related expenses, sales commissions, sales operations, travel and related expenses, trade shows, costs of communications equipment and support services, facilities costs, consulting fees and costs of marketing programs, such as Internet and print. General and administrative expense consists primarily of salaries and other personnel-related expenses for our executive, administrative, legal, finance and human resources functions, facilities costs, professional services fees, certain audit, tax and license fees and bad debt expense.
     Depreciation and amortization relates primarily to our property and equipment and includes our network infrastructure and facilities related to our services.

Current Trends Affecting Our Results of Operations
     We have experienced increased demand for our services, which has been driven by market trends such as local number portability, the implementation of new technologies, such as VoIP, subscriber growth, competitive churn, network changes and consolidations. In particular, the emergence of VoIP and local number portability has increased the need for our services and will continue to be a factor contributing to competitive churn. As a result of market trends, our revenue stream has expanded from primarily wireline customers to wireless customers and services, local number portability services and VoIP services.
     To support the growth driven by the favorable industry trends mentioned above, we continue to look for opportunities to improve our operating efficiencies, such as the utilization of offshore technical and non-technical resources for our exception handling center management. We believe that this program will continue to provide future benefits and position us to support revenue growth. In addition, we anticipate further automation of the transactions generated by our more mature customers and additional transaction types. These development efforts are expected to reduce exception handling costs.
     In 2005, we were able to utilize a portion of our net operating loss carryforwards from previous years to offset taxable income and income tax expense related to U.S. federal and state income taxes. In the fourth quarter of 2005, these carryforwards have been reflected as a tax benefit and will reduce taxes payable in the future. Beginning in 2006, we expect our earnings to be subject to an effective tax rate of 41.6%.
Critical Accounting Policies and Estimates
     The discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The preparation of these financial statements in accordance with U.S. GAAP requires us to utilize accounting policies and make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingencies as of the date of the financial statements and the reported amounts of revenues and expense during a fiscal period. The Securities and Exchange Commission considers an accounting policy to be critical if it is important to a company’s financial condition and results of operations, and if it requires significant judgment and estimates on the part of management in its application. We have discussed the selection and development of the critical accounting policies with the audit committee of our board of directors, and the audit committee has reviewed our related disclosures in this Form 10-Q. Although we believe that our judgments and estimates are appropriate and correct, actual results may differ from those estimates.
     We believe the following to be our critical accounting policies because they are important to the portrayal of our financial condition and results of operations and they require critical management judgments and estimates about matters that are uncertain. If actual results or events differ materially from those contemplated by us in making these estimates, our reported financial condition and results of operations for future periods could be materially affected. See “Risk Factors” for certain matters bearing risks on our future results of operations.
Revenue Recognition and Deferred Revenue
     We provide services principally on a transactional basis or, at times, on a fixed fee basis and recognize the revenues as the services are performed or delivered as discussed below:
     Transactional Service Arrangements: Transaction service revenues consist of revenues derived from the processing of transactions through our service platform and represented approximately 85% and 86% of our revenues for the three months ended June 30, 2005 and 2006, respectively, and 81% and 86% for the six months ended June 30, 2005 and 2006, respectively. Transaction service arrangements include services such as equipment orders, new account set-up, number port requests, credit checks and inventory management.
     Transaction revenues are principally based on a set price per transaction and revenues are recognized based on the number of transactions processed during each reporting period. For these contracts, revenues are recorded based on the total number of transactions processed at the applicable price established in the relevant contract. The total amount of revenues recognized is based primarily on the volume of transactions. At times, transaction revenues may also include billings to customers based on the number of individuals dedicated to processing transactions. For these contracts we record revenues based on the applicable hourly rate per employee for each reporting period.
     Many of our contracts have guaranteed minimum volume transactions from our customers. In these instances, if the customer’s total transaction volume for the period is less than the contractual amount, we record revenues at the minimum guaranteed amount.
     Set-up fees for transactional service arrangements are deferred and recognized on a straight-line basis over the life of the contract since these amounts would not have been paid by the customer without the related transactional service arrangement.
     Revenue is presented net of a provision for discounts, which are customer volume level driven, or credits, which are performance driven, and are determined in the period in which the volume thresholds are met or the services are provided.
     Deferred revenues represent billings to customers for services in advance of the performance of services, with revenues recognized as the services are rendered.
     Subscription Service Arrangements: Subscription service arrangements represented approximately 6% and 2% of our revenues for the three months ended June 30, 2005 and 2006, respectively, and 8% and 2% of our revenues for the six months ended June 30, 2005 and 2006, respectively, and relate principally to our ActivationNow® platform service which the customer accesses through a graphical user interface. We record revenues on a straight-line basis over the life of the contract for our subscription service contracts.
     Professional Service and Other Service Arrangements: Professional services and other service revenues represented approximately 9% and 12% of our revenues for the three months ended June 30, 2005 and 2006, respectively, and 11% and 12% of our revenues for the six months ended June 30, 2005 and 2006, respectively. Professional services, when sold with transactional service arrangements, are accounted for separately when these services have value to the customer on a standalone basis and there is objective and reliable evidence of fair value of each deliverable. When accounted for separately, professional service (i.e. consulting services) revenues are recognized on a monthly basis, as services are performed and billed, according to the terms of the contract.
     In determining whether professional services can be accounted for separately from transaction support revenues, we consider the following factors for each professional services agreement: availability of the consulting services from other vendors, whether objective and reliable evidence for fair value exists of the undelivered elements, the nature of the consulting services, the timing of when the consulting contract was signed in comparison to the transaction service start date and the contractual dependence of the transactional service on the customer’s satisfaction with the consulting work.
     If a professional service arrangement does not qualify for separate accounting, we would recognize the professional service revenues ratably over the remaining term of the transaction contract. There were no such arrangements for the three or six months ended June 30, 2006.
Service Level Standards
     Pursuant to certain contracts, we are subject to service level standards and to corresponding penalties for failure to meet those standards. We record a provision for those performance-related penalties for failure to meet those standards. All performance-related penalties are reflected as a corresponding reduction of our revenues. These penalties, if applicable, are recorded in the month incurred.
Allowance for Doubtful Accounts
     We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The amount of the allowance account is based on historical experience and our analysis of the accounts receivable balance outstanding. While credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit losses that we have in the past. If the financial condition of one of our customers were to deteriorate, resulting in their inability to make payments, additional allowances may be required which would result in an additional expense in the period that this determination was made.

Valuation Allowance
     We record a valuation allowance on our deferred tax assets when it is more likely than not that an asset will not be realized. Determining when we will recognize our deferred tax assets is a matter of judgment based on facts and circumstances. We determined that it was appropriate to record our deferred tax assets at full value during the fourth quarter of 2005 as well as for the six months ended June 30, 2006, based on our recent cumulative earnings history and our expected future earnings. However, if there were a significant change in facts, such as a loss of a significant customer, we may determine that a valuation allowance is appropriate.
Adoption of SFAS No. 123(R)
     Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS 123(R)”), which requires compensation costs related to share-based transactions, including employee stock options, to be recognized in the financial statements based on fair value. SFAS 123(R) revises SFAS No. 123, as amended, Accounting for Stock-Based Compensation (“SFAS 123”), and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employee” (“APB 25”). We adopted SFAS No. 123(R) using the prospective method. Under this method, compensation cost is recognized for all share-based payments granted subsequent to December 31, 2005. Prior to January 1, 2006, we used the minimum value method to determine values of our pro forma stock-based compensation disclosures.
Stock-Based Compensation
     At June 30, 2006, we have two stock-based compensation plans, which are described more fully in Note 8 to the financial statements. Prior to January 1, 2006, we accounted for our stock-based compensation plan under the recognition and measurement provisions of APB 25 and related interpretations, as permitted by SFAS 123. Stock-based employee compensation cost was recognized in the statement of operations for 2005, to the extent options granted under the plan had an exercise price that was less than the fair market value of the underlying common stock on the date of grant. Under the prospective transition method, compensation cost recognized for all share-based payments granted subsequent to January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated. As a result of adopting SFAS 123(R) on January 1, 2006, approximately $0.4 million relating to stock-based employee compensation cost for stock options and restricted stock awards is reflected in net income for the three months ended June 30, 2006. Approximately $0.5 million relating to stock-based employee compensation cost for stock options and restricted stock awards is reflected in net income for the six months ended June 30, 2006.
     Prior to the adoption of SFAS 123(R), we presented our unamortized portion of deferred compensation cost for non-vested stock options in the statement of changes in shareholders’ deficiency with a corresponding credit to additional paid-in capital. Upon the adoption of SFAS 123(R), these amounts were offset against each other as SFAS 123(R) prohibits the “gross-up” of stockholders equity. Under SFAS 123(R), an equity instrument is not considered to be issued until the instrument vests. As a result, compensation cost is recognized over the requisite service period with an offsetting credit to additional paid-in capital.
     Upon adoption of SFAS 123(R), we selected the Black-Scholes option pricing model as the most appropriate model for determining the estimated fair value for stock-based awards. The fair value of stock option awards subsequent to December 31, 2005 is amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Expected volatility was calculated based on a blended weighted-average of historical information of our stock and the weighted average of historical information of similar public entities for which historical information was available. We will continue to use a blended weighted average approach using our own historical volatility and other similar public entity volatility information until our historical volatility is relevant to measure expected volatility for future option grants. The average expected life was determined according to the Securities and Exchange Commission shortcut approach as described in Staff Accounting Bulletin (“SAB”) 107, Disclosure about Fair Value of Financial Instruments, which is the mid-point between the vesting date and the end of the contractual term. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant. Forfeitures are estimated based on voluntary termination behavior, as well as a historical analysis of actual option forfeitures.

     The weighted-average assumptions used in the Black-Scholes option pricing model are as follows:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2006	2006
Incentive Stock Options (“ISO”s)
Expected stock price volatility	42%	42%
Risk-free interest rate	4.79%	4.83%
Expected life of options (in years)	6.25	6.25
Expected dividend yield	0%	0%
Non-Qualified Stock Options (“NSO”s)
Expected stock price volatility	42%	42%
Risk-free interest rate	4.79%	4.83%
Expected life of options (in years)	6.25	6.0 – 6.25
Expected dividend yield	0%	0%
     The weighted-average fair value (as of the date of grant) of the options granted for the three months ended March 31, 2006 was $4.40 and $4.31 for ISOs and NSOs, respectively, and $4.38 and $4.38 per share for ISOs and NSOs for the three months ended June 30, 2006, respectively. Beginning in 2006, in certain cases, we granted members of our board of directors and certain employees NSOs in addition to ISOs. The total stock-based compensation cost related to non-vested stock options, non-vested restricted stock and stock option awards not yet recognized as of June 30, 2006 was approximately $3.1 million.
     During the six months ended June 30, 2006 we granted stock options and restricted stock with exercise prices as follows:

		Options		Value of
		Granted	Exercise	Underlying	Fair
Date of Grant	Type of Grant	(in thousands)	Price	Stock	Value
February 10, 2006	ISOs	104	$8.98	$8.98	$4.40
February 10, 2006	NSOs	100	$8.98	$8.98	$4.31
April 3, 2006	ISOs	205	$8.98	$8.98	$4.38
April 3, 2006	NSOs	646	$8.98	$8.98	$4.38
April 3, 2006	Restricted Stock	75	$8.98	$8.98	N/A
April 5, 2006	Restricted Stock	116	$8.98	$8.98	N/A
     The exercise prices for options granted in 2006 were set by our board of directors, with input from our management, based on our determination of the fair market value of our common stock at the time of the grants.
     On April 5, 2006, our board of directors initiated an exchange offer to certain employees who received stock options with an exercise price less than the fair market value the opportunity to exchange their options for new options with exercise prices equal to fair value at the time of the grant. We have evaluated and determined that there was no incremental compensation expense associated with these modifications. In addition, these employees also received a number of shares of restricted common stock having a value equal to the amount by which the aggregate exercise price of the new stock options excluded the aggregate price of the exchanged options. On April 5, 2006, we granted 116 shares of restricted stock at a value determined by our board of directors of $8.98 per share. During the three and six months ended June 30, 2006, we recorded pre-tax stock-based compensation expense of $152 ($89 after tax or $0.003 per diluted share) associated with the restricted stock awards.

Results of Operations
Three months ended June 30, 2006 compared to the three months ended June 30, 2005
     The following table presents an overview of our results of operations for the three months ended June 30, 2005 and 2006.

	Three Months Ended				Three Months Ended
	June 30,				June 30,
	2005		2006		2005 vs. 2006
		% of		% of		%
	$	Revenue	$	Revenue	$ Change	Change
	(in thousands)
Net revenue	$13,777	100.0%	$17,442	100.0%	$3,665	26.6%

Cost of services (excluding depreciation and amortization shown separately below)	7,947	57.7%	9,643	55.3%	1,696	21.3%
Research and development	1,358	9.9%	2,150	12.3%	792	58.3%
Selling, general and administrative	1,879	13.6%	2,521	14.5%	642	34.2%
Depreciation and amortization	527	3.8%	820	4.7%	293	55.6%

	11,711	85.0%	15,134	86.8%	3,423	29.2%

Income from operations	$2,066	15.0%	$2,308	13.2%	$242	11.7%
     Net Revenue. Net revenues increased $3.7 million to $17.4 million for the three months ended June 30, 2006, compared to the three months ended June 30, 2005. This increase includes the following: $2.8 million of additional revenues from existing customers and $0.8 million related to additional revenues generated by new CSP customers added since 2005. Transaction revenues recognized for the three months ended June 30, 2006 represented 86% of net revenues compared to 85% for the same period in 2005. This increase accounts for $3.4 million in revenues for the current period, offset by some decreases in subscription revenues. For the three months ended June 30, 2006, LNP and VoIP transactions added $3.5 million to our revenues, as compared to $1.7 million for the three months ended June 30, 2005. These additional revenues were offset by decreases in revenues from wireline customers.
Expense
     Cost of Services. Cost of services increased $1.7 million to $9.6 million for the three months ended June 30, 2006, compared to the three months ended June 30, 2005, due primarily to the growth in third-party costs required to support higher transaction volumes submitted to us by our customers and increases in telecommunication costs. In particular, third-party consulting services costs increased $0.8 million to manage exception handling. Approximately $1.6 million of the total cost of services was due to services provided from a related party. Also, additional telecommunication expense in our data facilities contributed approximately $0.3 million to the increase in cost of services. In addition, SFAS 123(R) expense of $0.1 million was included in the three months ended June 30, 2006, compared to no related expense for the same period last year. Cost of services as a percentage of revenues decreased to 55.3% for the three months ended June 30, 2006, as compared to 57.7% for the three months ended June 30, 2005. We are continuing to realize the benefits and efficiencies gained by increased automation rates in both existing and new customers.
     Research and Development. Research and development expense increased $0.8 million to $2.2 million for the three months ended June 30, 2006, compared to the three months ended June 30, 2005, due to the continued investment in and further development of the ActivationNow® platform to enhance our service offerings, particularly regarding VoIP services and increases in automation that have continued to allow us to gain operational efficiencies. In addition, SFAS 123(R) expense of $0.1 million was included in the three months ended June 30, 2006, compared to no related expense for the same period last year. Research and development expense as a percentage of revenues increased to 12.3% for the three months ended June 30, 2006, as compared to 9.9% for the three months ended June 30, 2005.

     Selling, General and Administrative. Selling, general and administrative expense increased $0.6 million to $2.5 million for the three months ended June 30, 2006, compared to the three months ended June 30, 2005, due to increases in personnel and related costs totaling $0.4 million as a result of the growth of our sales force, and increased expenses of $0.1 million associated with being a public company. In addition, SFAS 123(R) expense of $0.1 million was included in the three months ended June 30, 2006, compared to no related expense for the same period last year. Selling, general and administrative expense as a percentage of revenues increased to 14.5% for the three months ended June 30, 2006, as compared to 13.6% for the three months ended June 30, 2005. We anticipate that our selling, general and administrative expenses will increase on an absolute basis in the future as we incur public company costs and make continued investments in sales and marketing.
     Depreciation and Amortization. Depreciation and amortization expense increased $0.3 million to $0.8 million due to the commencement of depreciation expense associated with recent fixed asset additions.
     Income Tax. Our effective tax rate was 0% and 41.6% during the three months ended June 30, 2005 and 2006, respectively. The increase in the effective rate is primarily due to the reversal of our deferred tax asset valuation allowance, which occurred during the fourth quarter of 2005. In addition, we review the expected annual effective income tax rate and make changes on a quarterly basis as necessary based on certain factors such as changes in forecasted annual operating income, changes to the actual and forecasted permanent book-to-tax differences, or changes from the impact of a tax law change. During the three months ended June 30, 2005 and 2006, we recognized approximately $0.0 and $1.0 million in related tax expense, respectively.
Six months ended June 30, 2006, compared to the six months ended June 30, 2005
     The following table presents an overview of our results of operations for the six months ended June 30, 2005 and 2006.

	Six Months Ended				Six Months Ended
	June 30,				June 30,
	2005		2006		2005 vs 2006
		% of		% of		%
	$	Revenue	$	Revenue	$ Change	Change
	(in thousands)
Net revenue	$25,127	100.0%	$33,166	100.0%	$8,039	32.0%

Cost of services (excluding depreciation and amortization shown separately below)	14,228	56.6%	18,406	55.5%	4,178	29.4%
Research and development	2,405	9.6%	3,835	11.6%	1,430	59.5%
Selling, general and administrative	3,675	14.6%	4,531	13.7%	857	23.3%
Depreciation and amortization	1,037	4.1%	1,539	4.6%	502	48.4%

	21,345	84.9%	28,311	85.4%	6,967	32.6%

Income from operations	$3,782	15.1%	$4,855	14.6%	$1,072	28.3%
     Net Revenue. Net revenues increased $8.0 million to $33.2 million for the six months ended June 30, 2006, compared to the six months ended June 30, 2005. The increase in revenues for 2006 is primarily related to the contribution from VoIP related customers that were added during the first quarter of 2006, combined with the strongest quarterly transaction volumes in the history of our Cingular relationship in the second quarter of 2006. Transaction revenues recognized for the six months ended June 30, 2006 represented 86% of net revenues compared to 81% for the same period in 2005. This increase accounts for $8.3 million in revenues for the current period, offset by some decreases in subscription revenues. For the six months ended June 30, 2006, LNP and VoIP transactions added $7.4 million to our revenues, as compared to $2.1 million for the six months ended June 30, 2005. These additional revenues were offset by decreases in revenues from wireline customers.

Expense
     Cost of Services. Cost of services increased $4.2 million to $18.4 million for the six months ended June 30, 2006, compared to the six months ended June 30, 2005, due to growth in third-party costs required to support higher transaction volumes submitted to us by our customers and increases in telecommunication costs. In particular, third-party consulting services costs increased $3.1 million to manage exception handling. Approximately $3.7 million of the total cost of services was due to services provided from a related party. Also, additional telecommunication expense in our data facilities contributed approximately $0.5 million to the increase in cost of services, and approximately $0.2 million was attributable to additional repairs and maintenance costs associated with some of our fixed assets. In addition, SFAS 123(R) expense of $0.1 million was included in the six months ended June 30, 2006, compared to no related expense for the same period last year. Cost of services as a percentage of revenues decreased to 55.5% for the six months ended June 30, 2006, as compared to 56.6% for the six months ended June 30, 2005, due to enhanced automation.
     Research and Development. Research and development expense increased $1.4 million to $3.8 million for the six months ended June 30, 2006, compared to the six months ended June 30, 2005, due to the further development of the ActivationNow® platform to enhance our service offerings, particularly regarding VoIP services, and increases in automation that have continued to allow us to gain operational efficiencies. In addition, SFAS 123(R) expense of $0.1 million was included in the six months ended June 30, 2006, compared to no related expense for the same period last year. Research and development expense as a percentage of revenues increased to 11.6% for the six months ended June 30, 2006, as compared to 9.6% for the six months ended June 30, 2005. We are continuing to invest in technical staff in order to drive operational efficiencies realized in the cost of services area.
     Selling, General and Administrative. Selling, general and administrative expense increased $0.9 million to $4.5 million for the six months ended June 30, 2006, compared to the six months ended June 30, 2005, due to increases in personnel and related costs totaling $0.3 million and recruiting expenses totaling $0.1 million, increased travel and entertainment of $0.1 million due to the expansion of our sales force and increased expenses of $0.2 million associated with being a public company. In addition, SFAS 123(R) expense of $0.1 million was included in the six months ended June 30, 2006, compared to no related expense for the same period last year. Selling, general and administrative expense as a percentage of revenues decreased to 13.7% for the six months ended June 30, 2006, as compared to 14.6% for the six months ended June 30, 2005. We anticipate that our selling, general and administrative expenses will increase on an absolute basis in the future as we incur public company costs and make continued investments in sales and marketing.
     Depreciation and Amortization. Depreciation and amortization expense increased $0.5 million to $1.5 million due to the commencement of depreciation expense associated with recent fixed asset additions.
     Income Tax. Our effective tax rate was 0% and 41.6% during the six months ended June 30, 2005 and 2006, respectively. The increase in the effective rate is primarily due to the reversal of our deferred tax asset valuation allowance, which occurred during the fourth quarter of 2005. In addition, we review the expected annual effective income tax rate and make changes on a quarterly basis as necessary based on certain factors such as changes in forecasted annual operating income, changes to the actual and forecasted permanent book-to-tax differences, or changes from the impact of a tax law change. During the six months ended June 30, 2005 and 2006, we recognized approximately $0.0 and $2.1 million in related tax expense, respectively.
Liquidity and Capital Resources
     Our principal source of liquidity has been cash provided by operations and by cash provided from our initial public offering (“IPO”) which was completed on June 20, 2006. The net proceeds from our offering were approximately $45.6 million, which enabled us to strengthen our balance sheet. As a result, we had cash, cash equivalents and short-term and long-term marketable securities of $61.8 million at June 30, 2006, an increase of $45.8 million as compared to the end of the prior fiscal year. We anticipate that our principal uses of cash in the future will be facility expansion, capital expenditures and working capital.
     On October 6, 2004, we entered into a Loan and Security Agreement with a bank which expires on December 1, 2007. The Agreement includes a Revolving Promissory Note for up to $2.0 million and an Equipment Term Note for up to $3.0 million. This replaced a previous loan which was fully paid in 2004. Availability under the Agreement for the Revolving Promissory Note is based on defined percentages of eligible accounts receivable. Borrowings on the revolving credit agreement bear interest at the prime rate plus 1.25% (9.5% at June 30, 2006). Interest only on the unpaid principal amount is due and payable monthly in arrears, commencing

January 1, 2005 and continuing on the first day of each calendar month thereafter until maturity, at which point all unpaid principal and interest related to the revolving advances will be payable in full. There were no borrowings against the Revolving Promissory Note during the six months ended June 30, 2006. As of June 30, 2006, we had outstanding borrowings of $1.0 million against the Equipment Term Note to fund purchases of eligible equipment. Borrowings on the equipment line bear interest at the prime rate plus 1.75% (10% at June 30, 2006) and principal and interest are payable monthly. Borrowings under the Loan and Security Agreement are collateralized by all of our assets.
     The Loan and Security Agreement requires us to meet one liquidity financial covenant that must be maintained as of the last day of each month. The covenant requires us to maintain a ratio of current assets to current liabilities of 2:1. This calculation and a certification of compliance, along with our monthly financial statements, are reported to the bank on a monthly basis. We were in compliance with the covenant at June 30, 2006. As of June 30, 2006, we had $2.0 million available under the revolving promissory note of our bank, subject to the terms and conditions of that facility.
     Upon the consummation of our IPO on June 20, 2006, all of our Series A and Series 1 convertible preferred stock were converted into shares of common stock on a one-for-one basis. As a result, no dividends are currently accruing. In connection with our IPO, we paid offering costs, excluding underwriting discounts and commissions, and other related expenses totaling $6.7 million. These offering costs were offset against the gross proceeds of our IPO.
Discussion of Cash Flows
     Cash flows from operations. Net cash provided by operating activities for the six months ended June 30, 2006 was $2.5 million, compared to $0.3 million for the six months ended June 30, 2005. The increase of $2.2 million was primarily due to an increase in positive adjustments for non-cash items of $2.6 million and increases in cash provided by working capital and other activities of $0.5 million, which was partially offset by a decrease in net income of $0.9 million. Adjustments for non-cash items consisted primarily of depreciation and amortization, stock-based compensation and deferred income taxes. The cash provided by working capital decreased due to payments of approximately $2.0 million for accounts payable and accrued expenses relating to the annual payout of cash bonuses in the quarter ended June 30, 2006 for performance in the prior year. During the first six months of the prior year, we experienced significant growth in revenues due to the merger of AT&T Wireless, our largest customer, and Cingular. As a result of the merger, our revenues grew over 100% which increased accounts receivable approximately $6.0 million at June 30, 2005. While we experienced year-over-year revenue growth during the first six months of 2006, as our business continues to mature the percentage growth is not as high as compared to earlier operating years. This resulted in a build-up of approximately $2.7 million in accounts receivable at June 30, 2006. The decrease in the change in accounts receivable offset the payments for accounts payable and accrued expenses that occurred in the first quarter of 2006.
     Cash flows from investing. Net cash used in investing activities for the six months ended June 30, 2006 was $2.7 million, compared to $0.6 million for the six months ended June 30, 2005. The increased use of cash of $2.1 million was due to an increase of investing outlays for purchases of capital equipment of $3.0 million, partially offset by cash yielded from the net sales of marketable securities.
     Cash flows from financing. Net cash provided by financing activities for the six months ended June 30, 2006 was $46.3 million, compared to net cash used of $0.3 million for the six months ended June 30, 2005. The increase of $46.6 million was primarily due to net proceeds received from the issuance of common stock sold in our initial public offering, to our employees and to a related party.
     We believe that our existing cash and cash equivalents, the cash generated from our initial public offering and cash generated from our operations will be sufficient to fund our operations for the next twelve months.
Effect of Inflation
     Although inflation generally affects us by increasing our cost of labor and equipment, we do not believe that inflation has had any material effect on our results of operations for the six months ended June 30, 2006.

Impact of Recently Issued Accounting Standards
     In February 2006, the Financial Accounting Standards Board, or FASB, issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments (“SFAS 155”). SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We do not expect the adoption of SFAS 155 will impact our financial statements.
     In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (“FIN 48”). This authoritative interpretation clarifies and standardizes the manner by which companies will be required to account for uncertain tax positions. Adoption of FIN 48 is required for fiscal years beginning after December 15, 2006. We will be required to adopt FIN 48 no later than the quarter beginning January 1, 2007. We are currently in the process of evaluating the interpretation and have not yet determined the impact, if any, that FIN 48 will have on our financial results.
Off-Balance Sheet Arrangements
     We had no off-balance sheet arrangements as of June 30, 2006.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     To date, all of our sales have been denominated in U.S. dollars. Although we utilize third-party services outside the United States, all of these expenses are paid in U.S. dollars. In addition, we hold no derivative financial instruments and do not currently engage in hedging activities.
     The primary objective of our investment activities is to preserve our capital for the purpose of funding operations, while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds and corporate debt securities. Our cash and cash equivalents at June 30, 2006 included liquid money market accounts. Due to the short-term nature of our investments, we believe that there is no material exposure to interest rate risk arising from them.
     For additional quantitative and qualitative disclosures about market risk affecting us, see “Risk Factors” in our prospectus on Form S-1. Our exposure to market risk has not changed materially since the filing of the Form S-1.
ITEM 4. CONTROLS AND PROCEDURES
     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
     As of June 30, 2006, we carried out an evaluation, under the supervision and with the participation of our management, our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective and were operating at the reasonable assurance level.
     In addition, there were no changes in our internal control over financial reporting that occurred in the quarter ended June 30, 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     From time to time, we are subject to claims in legal proceedings arising in the normal course of our business. We do not believe that we are party to any pending legal action that could reasonably be expected to have a material adverse effect on our business or operating results.
ITEM 1A. RISK FACTORS
     In addition to the other information set forth in this report, the following factors should be considered carefully in evaluating our business and us.
Risks Related to Our Business and Industry
We have Substantial Customer Concentration, with One Customer Accounting for a Substantial Portion of our Revenues through June 30, 2006.
     We currently derive a significant portion of our revenues from one customer, Cingular Wireless. Our relationship with Cingular Wireless dates back to January 2001 when we began providing service to AT&T Wireless, which was subsequently acquired by Cingular Wireless. For the three months ended June 30, 2006, Cingular Wireless accounted for approximately 68% of our revenues, compared to 84% for the three months ended June 30, 2005. Our two largest customers, Cingular Wireless and Vonage, accounted for approximately 81% of our revenues for the three months ended June 30, 2006, and for 84% of our revenues for the three months ended March 31, 2006. For the three months ended June 30, 2006, Vonage accounted for approximately 13% of our revenues, and for the three months ended March 31, 2006, Vonage accounted for approximately 12% of our revenues.
A Slow Down in Market Acceptance and Government Regulation of Voice over Internet Protocol Technology Could Negatively Impact Our Ability to Grow Our Revenues.
     Serving providers of Voice over Internet Protocol, or VoIP, is an important part of our business plan. A slow down in market acceptance and increased government regulation of VoIP technology could negatively impact our ability to achieve and maintain profitability and grow our revenues. The success of one key element of our growth strategy depends upon the success of VoIP as an alternative to traditional forms of telephone communication. We began targeting the VoIP market in 2004. VoIP customers contributed approximately 25.5% or $4.4 million of our revenues for the three months ended June 30, 2006, 26% or $4.1 million to our total revenues for the three months ended March 31, 2006, 16.3% or $8.8 million to our total revenues in 2005 and $0 in 2004.
     The regulatory status of VoIP is not clear and, in early 2004, the Federal Communications Commission (“FCC”) opened a proceeding to establish the regulatory framework for Internet Protocol-enabled services, including VoIP. In this proceeding, the FCC will address various regulatory issues, including universal service, intercarrier compensation, numbering, disability access, consumer protection and customer access to 911 emergency services. The outcome that the FCC reaches on these issues could have a material impact on our customers and potential customers and an adverse effect on our business. In addition, if access charges and tariffs are imposed on the use of Internet Protocol-enabled service, including VoIP, the cost of providing VoIP services would increase, which could have an adverse effect on our business.
     Market reluctance to embrace VoIP as an alternative to traditional forms of telephone communication and limitations and/or expenses incurred as a result of increased governmental regulation could negatively impact the growth prospects of a key target customer base, potentially impacting in a negative way our ability to successfully market certain of our products and services.

If We Do Not Adapt to Rapid Technological Change in the Communications Industry, We Could Lose Customers or Market Share.
     Our industry is characterized by rapid technological change and frequent new service offerings. Significant technological changes could make our technology and services obsolete, less marketable or less competitive. We must adapt to our rapidly changing market by continually improving the features, functionality, reliability and responsiveness of our transaction management services, and by developing new features, services and applications to meet changing customer needs. We may not be able to adapt to these challenges or respond successfully or in a cost-effective way. Our failure to do so would adversely affect our ability to compete and retain customers or market share.
The Success of Our Business Depends on the Continued Growth of Consumer and Business Transactions Related to Communications Services on the Internet.
     The future success of our business depends upon the continued growth of consumer and business transactions on the Internet, including attracting consumers who have historically purchased wireless services and devices through traditional retail stores. Specific factors that could deter consumers from purchasing wireless services and devices on the Internet include concerns about buying wireless devices without a face-to-face interaction with sales personnel and the ability to physically handle and examine the devices.
     Our business growth would be impeded if the performance or perception of the Internet were harmed by security problems such as “viruses,” “worms” and other malicious programs, reliability issues arising from outages and damage to Internet infrastructure, delays in development or adoption of new standards and protocols to handle increased demands of Internet activity, increased costs, decreased accessibility and quality of service, or increased government regulation and taxation of Internet activity. The Internet has experienced, and is expected to continue to experience, significant user and traffic growth, which has, at times, caused user frustration with slow access and download times. If Internet activity grows faster than Internet infrastructure or if the Internet infrastructure is otherwise unable to support the demands placed on it, or if hosting capacity becomes scarce, our business growth may be adversely affected.
Compromises to Our Privacy Safeguards Could Impact Our Reputation.
     Names, addresses, telephone numbers, credit card data and other personal identification information, or PII, is collected, processed and stored in our systems. The steps we have taken to protect PII may not be sufficient to prevent the misappropriation or improper disclosure of such PII. If such misappropriation or disclosure were to occur, our business could be harmed through reputational injury, litigation and possible damages claimed by the affected end customers. We do not currently carry insurance to protect us against this risk. Concerns about the security of online transactions and the privacy of personal information could deter consumers from transacting business with us on the Internet.
Fraudulent Internet Transactions Could Negatively Impact Our Business.
     Our business may be exposed to risks associated with Internet credit card fraud and identity theft that could cause us to incur unexpected expenditures and loss of revenues. Under current credit card practices, a merchant is liable for fraudulent credit card transactions when, as is the case with the transactions we process, that merchant does not obtain a cardholder’s signature. Although our communications service provider, or CSP, customers currently bear the risk for a fraudulent credit card transaction, in the future we may be forced to share some of that risk and the associated costs with our CSP customers. To the extent that technology upgrades or other expenditures are required to prevent credit card fraud and identity theft, we may be required to bear the costs associated with such expenditures. In addition, to the extent that credit card fraud and/or identity theft cause a decline in business transactions over the Internet generally, both the business of the CSP and our business could be adversely affected.
If the Wireless Services Industry Experiences a Decline in Subscribers, Our Business May Suffer.
     The wireless services industry has faced an increasing number of challenges, including a slowdown in new subscriber growth. According to the Telephone Industry Association’s 2005 Telecommunications Market Review and Forecast, because a majority of the U.S. population is already subscribing to mobile phone service, growth in the number of wireless communications subscribers will begin to slow and drop to single-digit increases beginning in 2005, with growth averaging 5.2% on a compound annual growth rate basis through 2008, resulting in roughly 200 million wireless communications subscribers in 2008. This reduction in the potential pool of transactions to be handled by us is compounded by reduced wireless industry churn rates, which translate into fewer churn-related transactions for us to process. Revenues from services performed for customers in the wireless services industry accounted for 70% of our revenues for the six months ended June 30, 2006, and 80% and 84% of our revenues in 2005 and 2004, respectively.
We Have a Short Operating History and Have Incurred Net Losses and We May Not Be Profitable in the Future.
     We have a limited operating history and have experienced net losses through 2004, but were profitable in 2005 and in the first six months of 2006. We may incur losses and we cannot assure you that we will be profitable in future periods. We may not be able to adequately control costs and expenses or achieve or maintain adequate operating margins. As a result, our ability to achieve and sustain profitability will depend on our ability to generate and sustain substantially higher revenues while maintaining reasonable cost and expense levels. If we fail to generate sufficient revenues or achieve profitability, we will continue to incur significant losses. We may then be forced to reduce operating expenses by taking actions not contemplated in our business plan, such as discontinuing sales of certain of our wireless services, curtailing our marketing efforts or reducing the size of our workforce.
If We are Unable to Expand Our Sales Capabilities, We May Not Be Able to Generate Increased Revenues.
     We must expand our sales force to generate increased revenues from new customers. We currently have a very small team of dedicated sales professionals. Our services require a sophisticated sales effort targeted at the senior management of our prospective customers. New hires will require training and will take time to achieve full productivity. We cannot be certain that new hires will become as productive as necessary or that we will be able to hire enough qualified individuals in the future. Failure to hire qualified sales personnel will preclude us from expanding our business and growing our revenues.
The Consolidation in the Communications Industry Can Reduce the Number of Customers and Adversely Affect Our Business.
     The communications industry continues to experience consolidation and an increased formation of alliances among communications service providers and between communications service providers and other entities. Should one of our significant customers consolidate or enter into an alliance with an entity and decide to either use a different service provider or to manage its transactions internally, this could have a negative material impact on our business. These consolidations and alliances may cause us to lose customers or require us to reduce prices as a result of enhanced customer leverage, which would have a material adverse effect on our business. We may not be able to offset the effects of any price reductions. We may not be able to expand our customer base to make up any revenue declines if we lose customers or if our transaction volumes decline.
If We Fail to Compete Successfully With Existing or New Competitors, Our Business Could Be Harmed.
     If we fail to compete successfully with established or new competitors, it could have a material adverse effect on our results of operations and financial condition. The communications industry is highly competitive and fragmented, and we expect competition to increase. We compete with independent providers of information systems and services and with the in-house departments of communications services companies. Rapid technological changes, such as advancements in software integration across multiple and incompatible systems, and economies of scale may make it more economical for CSPs to develop their own in-house processes and systems, which may render some of our products and services less valuable or eventually obsolete. Our competitors include firms that provide comprehensive information systems and managed services solutions, systems integrators, clearinghouses and service bureaus. Many of our competitors have long operating histories, large customer bases, substantial financial, technical, sales, marketing and other resources, and strong name recognition.
     Current and potential competitors have established, and may establish in the future, cooperative relationships among themselves or with third parties to increase their ability to address the needs of our prospective customers. In addition, our competitors have acquired, and may continue to acquire in the future, companies that may enhance their market offerings. Accordingly, new competitors or alliances among competitors may emerge and rapidly acquire significant market share. As a result, our competitors may be able to adapt more quickly than us to new or emerging technologies and changes in customer requirements, and may be able to devote greater resources to the promotion and sale of their products. These relationships and alliances may also result in transaction pricing pressure which could result in large reductions in the selling price of our services. Our competitors or our customers’ in-house solutions may also provide services at a lower cost, significantly increasing pricing pressure on us. We may not be able to offset the effects of this potential pricing pressure. Our failure to adapt to changing market conditions and to compete successfully with established or new competitors may have a material adverse effect on our results of operations and financial condition. In particular, a failure to offset competitive pressures brought about by competitors or in-house solutions developed by Cingular Wireless could result in a substantial reduction in or the outright termination of our contract with Cingular Wireless, which would have a significant negative material impact on our business.
Failures or Interruptions of Our Systems and Services Could Materially Harm Our Revenues, Impair Our Ability to Conduct Our Operations and Damage Relationships with Our Customers.
     Our success depends on our ability to provide reliable services to our customers and process a high volume of transactions in a timely and effective manner. Although we are in the process of constructing a disaster recovery facility, our network operations are currently located in a single facility in Bethlehem, Pennsylvania that is susceptible to damage or interruption from human error, fire, flood, power loss, telecommunications failure, terrorist attacks and similar events. We could also experience failures or interruptions of our systems and services, or other problems in connection with our operations, as a result of:
•	damage to or failure of our computer software or hardware or our connections and outsourced service arrangements with third parties;

•	errors in the processing of data by our system;

•	computer viruses or software defects;

•	physical or electronic break-ins, sabotage, intentional acts of vandalism and similar events;

•	increased capacity demands or changes in systems requirements of our customers; or

•	errors by our employees or third-party service providers.
     In addition, our business interruption insurance may be insufficient to compensate us for losses that may occur. Any interruptions in our systems or services could damage our reputation and substantially harm our business and results of operations.
If We Fail to Meet Our Service Level Obligations Under Our Service Level Agreements, We Would Be Subject to Penalties and Could Lose Customers.
     We have service level agreements with many of our customers under which we guarantee specified levels of service availability. These arrangements involve the risk that we may not have adequately estimated the level of service we will in fact be able to provide. If we fail to meet our service level obligations under these agreements, we would be subject to penalties, which could result in higher than expected costs, decreased revenues and decreased operating margins. We could also lose customers.
The Financial and Operating Difficulties in the Telecommunications Sector May Negatively Affect Our Customers and Our Company.
     Recently, the telecommunications sector has been facing significant challenges resulting from excess capacity, poor operating results and financing difficulties. The sector’s financial status has at times been uncertain and access to debt and equity capital has been seriously limited. The impact of these events on us could include slower collection on accounts receivable, higher bad debt expense, uncertainties due to possible customer bankruptcies, lower pricing on new customer contracts, lower revenues due to lower usage by the end customer and possible consolidation among our customers, which will put our customers and operating performance at risk. In addition, because we operate in the communications sector, we may also be negatively impacted by limited access to debt and equity capital.

Our Reliance on Third-Party Providers for Communications Software, Services, Hardware and Infrastructure Exposes Us to a Variety of Risks We Cannot Control.
     Our success depends on software, equipment, network connectivity and infrastructure hosting services supplied by our vendors and customers. In addition, we rely on third-party vendors to perform a substantial portion of our exception handling services. We may not be able to continue to purchase the necessary software, equipment and services from vendors on acceptable terms or at all. If we are unable to maintain current purchasing terms or ensure service availability with these vendors and customers, we may lose customers and experience an increase in costs in seeking alternative supplier services.
     Our business also depends upon the capacity, reliability and security of the infrastructure owned and managed by third parties, including our vendors and customers, that is used by our technology interoperability services, network services, number portability services, call processed services and enterprise solutions. We have no control over the operation, quality or maintenance of a significant portion of that infrastructure and whether those third parties will upgrade or improve their software, equipment and services to meet our and our customers’ evolving requirements. We depend on these companies to maintain the operational integrity of our services. If one or more of these companies is unable or unwilling to supply or expand its levels of services to us in the future, our operations could be severely interrupted. In addition, rapid changes in the communications industry have led to industry consolidation. This consolidation may cause the availability, pricing and quality of the services we use to vary and could lengthen the amount of time it takes to deliver the services that we use.
Our Failure to Protect Confidential Information and Our Network Against Security Breaches Could Damage Our Reputation and Substantially Harm Our Business and Results of Operations.
     A significant barrier to online commerce is concern about the secure transmission of confidential information over public networks. The encryption and authentication technology licensed from third parties on which we rely to securely transmit confidential information, including credit card numbers, may not adequately protect customer transaction data. Any compromise of our security could damage our reputation and expose us to risk of loss or litigation and possible liability which could substantially harm our business and results of operation. Although we carry general liability insurance, our insurance may not cover potential claims of this type or may not be adequate to cover all costs incurred in defense of potential claims or to indemnify us for all liability that may be imposed. In addition, anyone who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations. We may need to expend significant resources to protect against security breaches or to address problems caused by breaches.
If We Are Unable to Protect Our Intellectual Property Rights, Our Competitive Position Could Be Harmed or We Could Be Required to Incur Significant Expenses to Enforce Our Rights.
     Our success depends to a significant degree upon the protection of our software and other proprietary technology rights, particularly our ActivationNow® software platform. We rely on trade secret, copyright and trademark laws and confidentiality agreements with employees and third parties, all of which offer only limited protection. The steps we have taken to protect our intellectual property may not prevent misappropriation of our proprietary rights or the reverse engineering of our solutions. Legal standards relating to the validity, enforceability and scope of protection of intellectual property rights in other countries are uncertain and may afford little or no effective protection of our proprietary technology. Consequently, we may be unable to prevent our proprietary technology from being exploited abroad, which could require costly efforts to protect our technology. Policing the unauthorized use of our products, trademarks and other proprietary rights is expensive, difficult and, in some cases, impossible. Litigation may be necessary in the future to enforce or defend our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of management resources, either of which could harm our business. Accordingly, despite our efforts, we may not be able to prevent third parties from infringing upon or misappropriating our intellectual property.

Claims By Others That We Infringe Their Proprietary Technology Could Harm Our Business.
     Third parties could claim that our current or future products or technology infringe their proprietary rights. We expect that software developers will increasingly be subject to infringement claims as the number of products and competitors providing software and services to the communications industry increases and overlaps occur. Any claim of infringement by a third party, even those without merit, could cause us to incur substantial costs defending against the claim, and could distract our management from our business. Furthermore, a party making such a claim, if successful, could secure a judgment that requires us to pay substantial damages. A judgment could also include an injunction or other court order that could prevent us from offering our services. Any of these events could seriously harm our business. Third parties may also assert infringement claims against our customers. These claims may require us to initiate or defend protracted and costly litigation on behalf of our customers, regardless of the merits of these claims. If any of these claims succeed, we may be forced to pay damages on behalf of our customers. We also generally indemnify our customers if our services infringe the proprietary rights of third parties.
     If anyone asserts a claim against us relating to proprietary technology or information, while we might seek to license their intellectual property, we might not be able to obtain a license on commercially reasonable terms or on any terms. In addition, any efforts to develop non-infringing technology could be unsuccessful. Our failure to obtain the necessary licenses or other rights or to develop non-infringing technology could prevent us from offering our services and could therefore seriously harm our business.
We May Seek to Acquire Companies or Technologies, Which Could Disrupt Our Ongoing Business, Disrupt Our Management and Employees and Adversely Affect Our Results of Operations.
     We may acquire companies where we believe we can acquire new products or services or otherwise enhance our market position or strategic strengths. We have not made any acquisitions to date, and therefore our ability as an organization to make acquisitions is unproven. We may not be able to find suitable acquisition candidates and we may not be able to complete acquisitions on favorable terms, if at all. If we do complete acquisitions, we cannot be sure that they will ultimately enhance our products or strengthen our competitive position. In addition, any acquisitions that we make could lead to difficulties in integrating personnel and operations from the acquired businesses and in retaining and motivating key personnel from these businesses. Acquisitions may disrupt our ongoing operations, divert management from day-to-day responsibilities, increase our expenses and harm our results of operations or financial condition. Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt, which may reduce our cash available for operations and other uses, an increase in contingent liabilities or an increase in amortization expense related to identifiable assets acquired, each of which could harm our business, financial condition and results of operation.
Our Potential Expansion into International Markets May Be Subject to Uncertainties That Could Increase Our Costs to Comply with Regulatory Requirements in Foreign Jurisdictions, Disrupt Our Operations and Require Increased Focus from Our Management.
     Our growth strategy involves the growth of our operations in foreign jurisdictions. International operations and business expansion plans are subject to numerous additional risks, including economic and political risks in foreign jurisdictions in which we operate or seek to operate, the difficulty of enforcing contracts and collecting receivables through some foreign legal systems, unexpected changes in regulatory requirements, fluctuations in currency exchange rates, potential difficulties in enforcing intellectual property rights in foreign countries and the difficulties associated with managing a large organization spread throughout various countries. If we continue to expand our business globally, our success will depend, in large part, on our ability to anticipate and effectively manage these and other risks associated with our international operations. However, any of these factors could adversely affect our international operations and, consequently, our operating results.
Our Senior Management is Important to Our Customer Relationships, and the Loss of One or More of Our Senior Managers Could Have a Negative Impact on Our Business.
     We believe that our success depends in part on the continued contributions of our Chairman of the Board of Directors, President and Chief Executive Officer, Stephen G. Waldis, and other members of our senior management. We rely on our executive officers and senior management to generate business and execute programs successfully. In addition, the relationships and reputation that members of our management team have established and maintain with our customers and our regulators contribute to our ability to maintain good customer relations. The loss of Mr. Waldis or any other members of senior management could impair our ability to identify and secure new contracts and otherwise manage our business.
If We Are Unable to Manage Our Growth, Our Revenues and Profits Could Be Adversely Affected.
     Sustaining our growth will place significant demands on our management as well as on our administrative, operational and financial resources. For us to continue to manage our growth, we must continue to improve our operational, financial and management information systems and expand, motivate and manage our workforce. If we are unable to manage our growth successfully without compromising our quality of service and our profit margins, or if new systems that we implement to assist in managing our growth do not produce the expected benefits, our revenues and profits could be adversely affected.
We Incur Significant Costs as a Result of Operating as a Public Company, and Our Management Is Required to Devote Substantial Time to Compliance Initiatives.
     Prior to our initial public offering in June 2006, we had never operated as a public company. As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the Securities and Exchange Commission and the Nasdaq Stock Market’s National Market, has imposed various new requirements on public companies, including requiring changes in corporate governance practices. Our management and other personnel need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations are increasing our legal and financial compliance costs and make some activities more time-consuming and costly. For example, we expect these new rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantial costs to maintain the same or similar coverage. These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.
     In addition, the Sarbanes-Oxley Act requires, among other things, that we report on the effectiveness of our internal control over financial reporting and disclosure controls and procedures. In particular, for the year ending on December 31, 2007, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management time on compliance related issues. We currently do not have an internal audit group and we will evaluate the need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the Nasdaq Stock Market’s National Market, the Securities and Exchange Commission or other regulatory authorities, which would require additional financial and management resources.
Government Regulation of the Internet and e-commerce is Evolving and Unfavorable Changes Could Substantially Harm Our Business and Results of Operations.
     We and our customers are subject to general business regulations and laws as well as regulations and laws specifically governing the Internet and e-commerce. Existing and future laws and regulations may impede the growth of the Internet and other online services. These regulations and laws may cover taxation, restrictions on imports and exports, customs, tariffs, user privacy, data protection, pricing, content, copyrights, distribution, electronic contracts and other communications, consumer protection, the provision of online payment services, broadband residential Internet access and the characteristics and quality of products and services. It is not clear how existing laws governing issues such as property ownership, sales and other taxes, libel and personal privacy apply to the Internet and e-commerce. Unfavorable resolution of these issues may cause the demand for our services to change in ways that we cannot easily predict and our revenues could decline.

Risks Related to Ownership of Our Common Stock
The Trading Price of Our Common Stock is Likely to Be Volatile.
     The trading prices of the securities of technology companies have been highly volatile. Accordingly, the trading price of our common stock is likely to be subject to wide fluctuations. Factors affecting the trading price of our common stock include:
•	variations in our operating results;

•	announcements of technological innovations, new services or service enhancements, strategic alliances or significant agreements by us or by our competitors;

•	the gain or loss of significant customers;

•	recruitment or departure of key personnel;

•	changes in the estimates of our operating results or changes in recommendations by any securities analysts that elect to follow our common stock;

•	market conditions in our industry, the industries of our customers and the economy as a whole; and

•	adoption or modification of regulations, policies, procedures or programs applicable to our business.
     In addition, if the market for technology stocks or the stock market in general experiences continued or greater loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, operating results or financial condition. The trading price of our common stock might also decline in reaction to events that affect other companies in our industry even if these events do not directly affect us. Each of these factors, among others, could have a material adverse effect on an investment in our common stock. Some companies that have had volatile market prices for their securities have had securities class actions filed against them. If a suit were filed against us, regardless of the outcome, it could result in substantial costs and a diversion of our management’s attention and resources. This could have a material adverse effect on our business, prospects, financial condition and results of operations.
Future Sales of Shares By Existing Stockholders Could Cause Our Stock Price to Decline.
     If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after the 180-day contractual lock-up and other legal restrictions on resale discussed in the final prospectus relating to our initial public offering lapse, the trading price of our common stock could decline. Based on shares outstanding as of June 30, 2006, upon completion of our initial public offering in June 2006, we had outstanding 30,950,675 shares of common stock. Of these shares, only the 8,125,962 shares of common stock sold in our initial public offering (including those shares sold upon the exercise of the over-allotment option) are freely tradable, without restriction, in the public market. Goldman, Sachs & Co. may, in its sole discretion, permit our officers, directors, employees and current stockholders who are subject to the 180-day contractual lock-up to sell shares prior to the expiration of the lock-up agreements.
     After the lock-up agreements pertaining to our initial public offering in June 2006 expire 180 days from the date of the final prospectus relating to such offering, up to an additional 23,437,704 shares will be eligible for sale in the public market, 17,934,928 of which are held by directors, executive officers and other affiliates and will be subject to volume limitations under Rule 144 under the Securities Act and various vesting agreements. In addition, the 94,828 shares subject to outstanding warrants and the 4,242,373 shares that are either subject to outstanding options or reserved for future issuance under our 2000 Stock Option Plan and 2006 Equity Incentive Plan will become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements, the lock-up agreements and Rules 144 and 701 under the Securities Act of 1933, as amended, or the Securities Act. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

     Some of our existing stockholders have demand and piggyback rights to require us to register with the Securities and Exchange Commission, or SEC, up to 11,015,309 shares of our common stock that they own. In addition, our existing warrant holders have piggyback rights to require us to register with the SEC up to 94,828 shares of our common stock that they acquire upon exercise of their warrants. If we register these shares of common stock, the stockholders can freely sell the shares in the public market. All of these shares are subject to lock-up agreements restricting their sale for 180 days after the date of the final prospectus relating to our initial public offering.
     We have registered 4,242,373 shares of our common stock that we may issue under our equity plans. These shares can be freely sold in the public market upon issuance, subject to the lock-up agreements, if applicable, described above.
If Securities or Industry Analysts Do Not Publish Research or Reports or Publish Unfavorable Research About Our Business, Our Stock Price and Trading Volume Could Decline.
     The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. If one or more of the analysts who covers us downgrades our stock, our stock price would likely decline. If one or more of these analysts ceases coverage of our company or fails to regularly publish reports on us, interest in the purchase of our stock could decrease, which could cause our stock price or trading volume to decline.
Existing Stockholders Significantly Influence Us and Could Delay or Prevent an Acquisition By a Third Party.
     Upon completion of our initial public offering in June 2006, executive officers, key employees and directors and their affiliates beneficially owned, in the aggregate, approximately 56% of our outstanding common stock, assuming no exercise of the underwriters’ over-allotment option in connection with the initial public offering. As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could have the effect of delaying or preventing a third party from acquiring control over us.
Delaware Law and Provisions in Our Amended and Restated Certificate of Incorporation and Bylaws Could Make a Merger, Tender Offer or Proxy Contest Difficult, Therefore Depressing the Trading Price of Our Common Stock.
     We are a Delaware corporation and the anti-takeover provisions of the Delaware General Corporation Law may discourage, delay or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the person becomes an interested stockholder, even if a change of control would be beneficial to our existing stockholders. In addition, our amended and restated certificate of incorporation and bylaws may discourage, delay or prevent a change in our management or control over us that stockholders may consider favorable. Our amended and restated certificate of incorporation and bylaws:
•	authorize the issuance of “blank check” preferred stock that could be issued by our board of directors to thwart a takeover attempt;

•	prohibit cumulative voting in the election of directors, which would otherwise allow holders of less than a majority of the stock to elect some directors;

•	establish a classified board of directors, as a result of which the successors to the directors whose terms have expired will be elected to serve from the time of election and qualification until the third annual meeting following election;

•	require that directors only be removed from office for cause;

•	provide that vacancies on the board of directors, including newly-created directorships, may be filled only by a majority vote of directors then in office;

•	limit who may call special meetings of stockholders;

•	prohibit stockholder action by written consent, requiring all actions to be taken at a meeting of the stockholders; and

•	establish advance notice requirements for nominating candidates for election to the board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.
Completion of Our Initial Public Offering May Limit Our Ability to Use Our Net Operating Loss Carryforwards.
     As of December 31, 2005, we had substantial federal and state net operating loss carryforwards. Under the provisions of the Internal Revenue Code, substantial changes in our ownership may limit the amount of net operating loss carryforwards that can be utilized annually in the future to offset taxable income. We believe that, as a result of our IPO in June 2006, it is possible that a change in our ownership will be deemed to have occurred. If such a change in our ownership has occurred, our ability to use our net operating loss carryforwards in any fiscal year may be limited under these provisions.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     During the three months ended June 30, 2006, we granted restricted stock awards and options to purchase an aggregate of 1,041,752 shares of common stock to our employees, directors and consultants under the 2000 Plan and 2006 Plan. During this period, we issued an aggregate of 31,698 shares of common stock pursuant to the exercise of stock options for cash consideration with aggregate exercise proceeds of $9,843. These issuances were undertaken in reliance upon the exemption from registration requirements of Rule 701 of the Securities Act and Section 4(2) of the Securities Act.
     On June 14, 2006, our Registration Statement on Form S-1 (File No. 333-132080) relating to the IPO was declared effective by the SEC. The managing underwriters of the IPO were Goldman, Sachs & Co., Deutsche Bank Securities Inc. and Thomas Weisel Partners LLC. On June 20, 2006, we sold 6,532,107 shares of common stock in the IPO for net proceeds to us of $45.6 million. In July 2006, we sold an additional 959,908 shares of common stock upon the exercise of an over-allotment option granted to the underwriters for net proceeds to us of $7.1 million. No offering expenses were paid directly or indirectly to any of our directors or officers or persons owning ten percent or more of any class of our equity securities or to any other affiliates. We have invested the net proceeds of the offering in money market funds pending their use to fund our expansion. There has been no material change in our planned use of proceeds from the IPO from that described in the final prospectus filed with the SEC pursuant to Rule 424(b).
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
ITEM 5. OTHER INFORMATION
     None.
ITEM 6. EXHIBITS

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002