Form 10-Q
period 2006-09-30
SYNCHRONOSS TECHNOLOGIES INC
filed 2006-11-09
CIK 1131554

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Large accelerated filer ☐          Accelerated filer ☐           Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Shares outstanding of the Registrant’s common stock:

Class	Outstanding at November 9, 2006
Common stock, $0.0001 par value	31,989,750 shares

SYNCHRONOSS TECHNOLOGIES, INC.
FORM 10-Q INDEX
SIGNATURES
Exhibit Index
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

SYNCHRONOSS TECHNOLOGIES, INC.
BALANCE SHEETS
(in thousands, except per share data)

	December 31,	September 30,
	2005	2006
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,786	$67,174
Investments in marketable securities	4,152	4,286
Accounts receivable, net of allowance for doubtful accounts of $221and $171 at December 31, 2005 and September 30, 2006, respectively	13,092	17,008
Prepaid expenses and other assets	1,189	1,671
Deferred tax assets	4,024	1,647

Total current assets	31,243	91,786
Property and equipment, net	4,207	5,510
Investments in marketable securities	3,064	1,549
Deferred tax assets	620	622
Other assets	1,074	159

Total assets	$40,208	$99,626

Liabilities, redeemable convertible preferred stock and stockholders’ (deficiency) equity
Current liabilities:
Accounts payable	$1,822	$1,565
Accrued expenses ($577 and $0 was due to a related party at December 31, 2005 and September 30, 2006, respectively)	6,187	5,997
Short-term portion of equipment loan payable	667	667
Deferred revenues	793	524

Total current liabilities	9,469	8,753
Equipment loan payable, less current portion	666	166
Commitments and contingencies
Series A redeemable convertible preferred stock, $.0001 par value; 13,103 shares authorized, 11,549 shares issued and outstanding at December 31, 2005 (aggregate liquidation preference of $66,985 at December 31, 2005); No Series A shares outstanding as of September 30, 2006	33,493	—
Series 1 convertible preferred stock, $.0001 par value; 2,000 shares authorized, issued and outstanding at December 31, 2005 (aggregate liquidation preference of $12,000 at December 31, 2005); No Series 1 shares outstanding as of September 30, 2006	1,444	—
Stockholders’ (deficiency) equity:
Common stock, $0.0001 par value; 30,000 and 100,000 shares authorized, 10,517 and 32,031 shares issued; 10,422 and 31,936 outstanding at December 31, 2005 and September 30, 2006, respectively	1	3
Treasury stock, at cost (95 shares at December 31, 2005 and September 30, 2006)	(19)	(19)
Additional paid-in capital	1,661	90,337
Deferred stock-based compensation	(702)	—
Accumulated other comprehensive loss	(114)	(16)
(Accumulated deficit) retained earnings	(5,691)	402

Total stockholders’ (deficiency) equity	(4,864)	90,707

Total liabilities and stockholders’ (deficiency) equity	$40,208	$99,626

See accompanying notes.

SYNCHRONOSS TECHNOLOGIES, INC.
STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2006	2005	2006
Net revenues	$14,114	$18,909	$39,241	$52,075
Costs and expenses:
Cost of services ($2,322 and $0 were purchased from a related party during the three months ended September 30, 2005 and 2006, respectively, and $6,106 and $3,714 were purchased from a related party during the nine months ended September 30, 2005 and 2006, respectively)*	7,976	8,685	22,204	27,091
Research and development	1,614	1,924	4,019	5,759
Selling, general and administrative	1,716	3,084	5,391	7,615
Depreciation and amortization	623	850	1,660	2,389

Total costs and expenses	11,929	14,543	33,274	42,854

Income from operations	2,185	4,366	5,967	9,221
Interest and other income	58	1,080	163	1,344
Interest expense	(33)	(24)	(101)	(80)

Income before income tax expense	2,210	5,422	6,029	10,485
Income tax expense	—	(2,286)	—	(4,392)

Net income	2,210	3,136	6,029	6,093
Preferred stock accretion	(11)	—	(28)	—

Net income attributable to common stockholders	$2,199	$3,136	$6,001	$6,093

Net income attributable to common stockholders per common share:
Basic	$0.10	$0.10	$0.27	$0.24

Diluted	$0.09	$0.10	$0.24	$0.22

Weighted-average common shares outstanding:
Basic	21,889	31,711	21,884	25,708

Diluted	24,879	32,502	24,676	28,044

*	Cost of services excludes depreciation and amortization which is shown separately.
See accompanying notes.

SYNCHRONOSS TECHNOLOGIES, INC.
STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2005	2006
Operating activities:
Net income	$6,029	$6,093
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	1,660	2,389
Deferred income taxes	—	2,375
Provision for doubtful accounts	21	39
Stock-based compensation	69	722
Changes in operating assets and liabilities:
Accounts receivable	(2,854)	(3,956)
Prepaid expenses and other current assets	(388)	(482)
Other assets	—	915
Accounts payable	1,025	(257)
Accrued expenses	1,962	387
Due to a related party	(399)	(577)
Deferred revenues	163	(269)

Net cash provided by operating activities	7,288	7,379

Investing activities:
Purchases of fixed assets	(1,682)	(3,691)
Employees’ repayment of notes	536	—
Purchases of marketable securities available for sale	(627)	(1,558)
Sale of marketable securities available for sale	578	3,037

Net cash used in investing activities	(1,195)	(2,212)

Financing activities:
Proceeds from issuance of common stock — related party	—	1,000
Proceeds from the exercise of stock options	3	62
Proceeds from initial public offering, net of offering costs	—	45,557
Proceeds from the exercise of over-allotment option, net of offering costs	—	7,102
Repayments of equipment loan	(500)	(500)

Net cash (used in) provided by financing activities	(497)	53,221

Net increase in cash and cash equivalents	5,596	58,388
Cash and cash equivalents at beginning of year	3,404	8,786

Cash and cash equivalents at end of period	$9,000	$67,174

Supplemental disclosures of cash flow information
Cash paid for interest	$102	$80

Cash paid for income taxes	$86	$1,489

Accretion of redeemable convertible preferred stock	$28	$—

Conversion of redeemable convertible preferred stock	$—	$34,936

See accompanying notes.

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS — UNAUDITED
(in thousands, except per share data)
1. Description of Business
     Synchronoss Technologies, Inc. (the “Company” or “Synchronoss”) is a leading provider of e-commerce transaction management solutions to the communications services marketplace based on its penetration into key providers of communications services. The Company conducts its business operations primarily in the United States of America, with some aspects of its operations being outsourced to entities located in India and Canada. The Company’s proprietary on-demand software platform enables communications service providers (“CSPs”) to take, manage and provision orders and other customer-oriented transactions and perform related critical service tasks. The Company targets complex and high-growth industry segments including wireless, Voice over Internet Protocol (“VoIP”), wireline and other markets. By simplifying technological complexities through the automation and integration of disparate systems, the Company enables CSPs to acquire, retain and service customers quickly, reliably and cost-effectively.
     On June 20, 2006, the Company completed its initial public offering (“IPO”) pursuant to which it sold 6,532 shares of common stock at a price to the public of $8.00 per share. Upon completion of the IPO, all 13,549 outstanding shares of the Company’s Series A and Series 1 convertible preferred stock automatically converted into common stock on a one-for-one basis. On July 3, 2006, the Company’s IPO underwriters exercised their option to purchase an additional 960 shares of common stock at the IPO price of $8.00 per share.
2. Basis of Presentation
     The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements and should be read in conjunction with the Company’s financial statements for the years ended December 31, 2004 and December 31, 2005 included in the Company’s Registration Statement on Form S-1, as amended (Registration No. 333-132080), which was filed with the SEC and declared effective on June 14, 2006. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.
3. Summary of Significant Accounting Policies
Use of Estimates
     The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.
Revenue Recognition and Deferred Revenue
     The Company provides services principally on a transaction fee basis or, at times, on a fixed fee basis and recognizes the revenues as the services are performed or delivered as described below:

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS — UNAUDITED (Continued)
     Transaction Service Arrangements: Transaction revenues consist of revenues derived from the processing of transactions through the Company’s service platform and represent approximately 83% and 87% of net revenues for the three months ended September 30, 2005 and 2006, respectively, and approximately 81% and 86% of net revenues for the nine months ended September 30, 2005 and 2006, respectively. Transaction service arrangements include services such as equipment orders, new account set-up, number port requests, credit checks and inventory management.
     Transaction revenues are principally based on a contractual price per transaction and are recognized based on the number of transactions processed during each reporting period. For these arrangements, revenues are recorded based on the total number of transactions processed at the applicable price established in the relevant contract. The total amount of revenues recognized is based primarily on the volume of transactions. At times, transaction revenues may also include billings to customers that reimburse the Company based on the number of individuals dedicated to processing transactions. The Company records revenues based on the applicable hourly rate per employee for each reporting period.
     Some of the Company’s contracts guarantee minimum volume transactions from the Company’s customer. In these instances, if the customer’s total transaction volume for the reporting period is less than the contractual amount, the Company records revenues at the minimum guaranteed amount.
     Revenues are presented net of a provision for discounts, which are customer volume level driven, or credits, which are performance driven, and are determined in the period in which the volume thresholds are met or the services are provided.
     Set-up fees for transactional service arrangements are deferred and recognized on a straight-line basis over the life of the contract since these amounts would not have been paid by the customer without the related transactional service arrangement. The amount of set-up fees amortized in revenues during the three months ended September 30, 2005 and 2006 were $66 and $94, respectively, and $114 and $239 for the nine months ended September 30, 2005 and 2006, respectively. Deferred revenues principally represent set-up fees.
     Subscription Service Arrangements: Subscription service arrangements which are generally based upon fixed fees, represent approximately 6% and 1% of net revenues for the three months ended September 30, 2005 and 2006, respectively, and approximately 7% and 2% of net revenues for the nine months ended September 30, 2005 and 2006, respectively, and relate principally to the Company’s enterprise portal management services. The Company records revenues on a straight-line basis over the life of the contract for its subscription service contracts.
     Professional Service and Other Service Arrangements: Professional services and other services arrangements represent approximately 11% and 12% of net revenues for the three months ended September 30, 2005 and 2006, respectively, and approximately 12% of net revenues for the nine months ended September 30, 2005 and 2006, respectively. Professional services include process and workflow consulting services and development services. Professional services, when sold with transactional service arrangements, are accounted for separately when the professional services have value to the customer on a standalone basis and there is objective and reliable evidence of fair value of each deliverable. When accounted for separately, professional service (i.e. consulting services) revenues are recognized on a monthly basis, as services are performed and billed, according to the terms of the contract.
     In addition, in determining whether professional service revenues can be accounted for separately from transaction service revenues, the Company considers the following factors for each professional services agreement: availability of the consulting services from other vendors, whether objective and reliable evidence of fair value exists for these services and the undelivered transaction revenues, the nature of the consulting services, the timing of when the consulting contract was signed in comparison to the transaction service start date and the contractual dependence of the transactional service on the customer’s satisfaction with the consulting work.
     If a professional service arrangement does not qualify for separate accounting, the Company would recognize the professional service revenues ratably over the remaining term of the transaction contract. For the three and nine months ended September 30, 2005 and 2006, all professional services have been accounted for separately.

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS — UNAUDITED (Continued)
Concentration of Credit Risk
     The Company’s financial instruments that are exposed to concentration of credit risk consist primarily of cash and cash equivalents, marketable securities and accounts receivable. The Company maintains its cash and cash equivalents in bank accounts, which, at times, exceed federally insured limits. The Company invests in high-quality financial instruments, primarily money market funds, certificates of deposits and United States bonds. The Company has not recognized any losses in such accounts. The Company believes it is not exposed to significant credit risk on cash and cash equivalents. Concentration of credit risk with respect to accounts receivable is limited because of the creditworthiness of the Company’s major customers.
     Two customers accounted for 83% and 73% of net revenues for the three months ended September 30, 2005 and 2006, respectively, and 86% and 79% of net revenues for the nine months ended September 30, 2005 and 2006, respectively. Two customers accounted for 87% and 75% of accounts receivable at December 31, 2005 and September 30, 2006, respectively.
Fair Value of Financial Instruments
     Statement of Financial Accounting Standards (“SFAS”) No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosures of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. Due to their short-term nature, the carrying amounts reported in the financial statements approximate the fair value for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses. The Company believes the carrying amount of its equipment loan approximates its fair value as of December 31, 2005 and September 30, 2006, since the interest rate of the equipment loan approximates a market rate. The fair value of the Company’s convertible preferred stock was not practicable to determine, as no quoted market price existed for the convertible preferred stock as of December 31, 2005. On June 20, 2006, the Company’s convertible preferred stock converted into common stock of the Company upon consummation of the IPO.
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
Accounts Receivable and Allowance for Doubtful Accounts
     Accounts receivable consist of amounts due to the Company from normal business activities. The Company maintains an allowance for estimated losses resulting from the inability of its customers to make required payments. The Company estimates uncollectible amounts based upon historical bad debts, current customer receivable balances, the age of customer receivable balances, the customer’s financial condition and current economic trends.
Property and Equipment
     Property and equipment and leasehold improvements are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets, which range from 3 to 5 years, or the lesser of the related initial term of the lease or useful life for leasehold improvements.

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS — UNAUDITED (Continued)
     Expenditures for routine maintenance and repairs are charged against operations. Major replacements, improvements and additions are capitalized.
Deferred Offering Costs
     Costs directly attributable to the Company’s offering of its equity securities have been deferred and capitalized as part of Other Assets as of December 31, 2005. The total amount related to the offering deferred as of December 31, 2005 was approximately $850. Upon the completion of the IPO and the exercise of the over-allotment option by the Company’s underwriters, approximately $7,277 of offering costs, including the amounts deferred at December 31, 2005, were offset against the proceeds received from the IPO and the exercise of the over-allotment option.
Impairment of Long-Lived Assets
     In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, a review of long-lived assets for impairment is performed when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. If an indication of impairment is present, the Company compares the estimated undiscounted future cash flows to be generated by the asset to the asset’s carrying amount. If the undiscounted future cash flows are less than the carrying amount of the asset, the Company records an impairment loss equal to the amount by which the asset’s carrying amount exceeds its fair value. The fair value is determined based on valuation techniques such as a comparison to fair values of similar assets or using a discounted cash flow analysis. There were no impairment charges recognized during the three and nine month periods ended September 30, 2005 and 2006.
Cost of Services
     Cost of services includes all direct materials, direct labor and those indirect costs related to revenues such as indirect labor, materials and supplies and facilities cost, exclusive of depreciation expense.
Research and Development
     Research and development costs are expensed as incurred. Research and development expense consists primarily of costs related to personnel, including salaries and other personnel-related expenses, consulting fees and the cost of facilities, computer and support services used in service technology development. The Company also expenses costs relating to developing modifications and enhancements of its existing technology and services.
Advertising
     The Company expenses advertising as incurred. Advertising expenses were $15 and $1 for the three months ended September 30, 2005 and 2006, respectively, and $20 and $13 for the nine months ended September 30, 2005 and 2006, respectively.
Income Taxes
     The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Under SFAS No. 109, the liability method is used in accounting for income taxes. Under this method deferred income tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and the tax basis of assets and liabilities. For operating losses and tax credit carryforwards, the Company determines the related deferred tax asset using enacted tax rates in effect in the years in which the differences are expected to reverse. A valuation allowance is recorded if it is “more likely than not” that a portion or all of a deferred tax asset will not be realized. During the fourth quarter of 2005, the Company determined that it was more likely than not that it will realize its future tax benefits and reduced its valuation allowance to zero.

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS — UNAUDITED (Continued)
Comprehensive Income
     SFAS No. 130, Reporting Comprehensive Income, requires components of other comprehensive income, including unrealized gains and losses on available-for-sale securities, to be included as part of total comprehensive income. Comprehensive income is comprised of net income and other comprehensive income. Other comprehensive income includes changes in the fair value of the Company’s available-for-sale marketable securities. Comprehensive income for the three and nine months ended September 30, 2005 and 2006 is shown below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2006	2005	2006
Net income	$2,210	$3,136	$6,029	$6,093
Unrealized gain (loss) on available-for-sale securities, net of tax	3	48	(19)	98

Total comprehensive income	$2,213	$3,184	$6,010	$6,191

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
     In connection with the Company’s IPO, all of the Company’s Series A and Series 1 redeemable convertible preferred stock was automatically converted into common stock. Since the Series A redeemable convertible preferred stock participates in dividend rights on a one-for-one basis with common stockholders, the security is included in the denominator of basic earnings per share for the period such preferred stock was outstanding. The Company’s Series 1 redeemable convertible preferred stock that converted to common stock is included in the denominator of diluted earnings per share for the actual period outstanding prior to the IPO.

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS — UNAUDITED (Continued)
     The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net income attributable to common stockholders per common share.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2006	2005	2006
Numerator:
Net income	$2,210	$3,136	$6,029	$6,093
Accretion of convertible preferred stock	(11)	—	(28)	—

Net income attributable to common stockholders	$2,199	$3,136	$6,001	$6,093

Denominator:
Weighted average common shares outstanding	10,340	31,711	10,335	18,516
Conversion of Series A redeemable convertible preferred stock	11,549	—	11,549	7,192

Weighted average common shares outstanding — basic	21,889	31,711	21,884	25,708
Dilutive effect of:
Employee stock-based awards and warrants	990	791	792	1,091
Conversion of Series 1 convertible preferred stock into common stock	2,000	—	2,000	1,245

Weighted average common shares outstanding — diluted	24,879	32,502	24,676	28,044

Stock-Based Compensation
     As of September 30, 2006, the Company maintains two stock-based compensation plans, which are described more fully in Note 9. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment (“SFAS 123(R)”), using the prospective method. Under the prospective method, compensation cost is recognized for all share-based payments granted subsequent to January 1, 2006 and is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated. Prior to January 1, 2006, the Company accounted for its stock-based compensation plan under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related Interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). As a result of adopting SFAS 123(R) on January 1, 2006, the Company’s income before income tax expense for the three and nine months ended September 30, 2006 was $205 and $569 lower, respectively, than if the Company had continued to account for share-based compensation under APB 25. The Company’s net income for the three and nine months ended September 30, 2006 was $119, or $0.004 per basic and diluted share, and $331, or $0.01 per basic and diluted share, lower, respectively, than if it had continued to account for share-based compensation under APB 25.
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
     The following table illustrates the effect on net income and earnings per share if the Company had applied the provisions of SFAS 123 to options granted under the Company’s stock option plans for all periods presented prior to the adoption of SFAS 123(R). For purposes of this pro forma disclosure, the value of the options is estimated using a minimum value option-pricing formula and amortized to expense over the options’ vesting periods.

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS — UNAUDITED (Continued)

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2005	2005
Net income attributable to common stockholders — as reported	$2,199	$6,001
Add: Non-cash stock-based employee compensation — as reported	52	69
Less: Total stock-based employee compensation expense determined under the minimum value method for all awards, net of related tax effects	(48)	(86)

Net income attributable to common stockholders — pro forma	$2,203	$5,984

Net income per common share:
Basic — as reported	$0.10	$0.27

Basic — pro forma	$0.10	$0.27

Diluted — as reported	$0.09	$0.24

Diluted — pro forma	$0.09	$0.24

     Upon adoption of SFAS 123(R), the Company selected the Black-Scholes option pricing model as the most appropriate model for determining the estimated fair value for stock-based awards. The weighted-average assumptions used in the Black-Scholes option pricing model are as follows:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2006	2006
Incentive Stock Options (“ISOs”)
Expected stock price volatility	45.72%	44.23%
Risk-free interest rate	4.87%	4.85%
Expected life of options (in years)	6.25	6.25
Expected dividend yield	0%	0%
Non-Qualified Stock Options (“NSOs”)
Expected stock price volatility	(1)	42.00%
Risk-free interest rate	(1)	4.83%
Expected life of options (in years)	(1)	6.00 – 6.25
Expected dividend yield	(1)	0%

(1)	None issued during the three months ended September 30, 2006.
     The weighted-average fair value (as of the date of grant) of the options granted during the three months ended September 30, 2006 was $3.66 for ISOs (the only type of options issued during that period) and $4.04 and $4.37 for ISOs and NSOs, respectively, for the nine months ended September 30, 2006.
     During the three months and nine months ended September 30, 2006, the Company recorded total pre-tax stock-based compensation expense of $256 ($149 after tax or $0.005 per diluted share) and $722 ($420 after tax or $0.02 per diluted share), respectively, which includes both intrinsic value for equity awards issued during 2005 and fair value for equity awards issued during 2006. The total stock-based compensation cost related to non-vested equity awards not yet recognized as an expense as of September 30, 2006 is $2,996.

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS — UNAUDITED (Continued)
Impact of Recently Issued Accounting Standards
     In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments (“SFAS 155”). SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not expect that the adoption of SFAS 155 will impact the Company’s financial statements.
     In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (“FIN 48”). This authoritative interpretation clarifies and standardizes the manner by which companies will be required to account for uncertain tax positions. Adoption of FIN 48 is required for fiscal years beginning after December 15, 2006. The Company will be required to adopt FIN 48 no later than the quarter beginning January 1, 2007. The Company is currently in the process of evaluating the interpretation and has not yet determined the impact, if any, that FIN 48 will have on its financial position or results of operations.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in U.S. GAAP and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company will adopt SFAS 157 as required and is currently evaluating the impact of this Statement on its financial statements.
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
4. Investments in Marketable Securities
     The following is a summary of available-for-sale securities held by the Company at December 31, 2005 and September 30, 2006:

		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2006
Certificates of deposit	$2,594	$1	$(13)	$2,582
Government bonds	3,268	2	(17)	3,253

	$5,862	$3	$(30)	$5,835

December 31, 2005
Certificates of deposit	$3,416	$—	$(60)	$3,356
Government bonds	3,914	—	(54)	3,860

	$7,330	$—	$(114)	$7,216

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS — UNAUDITED (Continued)
     The Company’s available-for-sale securities have the following maturities:

	December 31,	September 30,
	2005	2006
Due in one year or less	$4,152	$4,286
Due after one year, less than five years	3,064	1,549

	$7,216	$5,835

     Unrealized gains and losses are reported as a component of accumulated other comprehensive loss in stockholders’ equity. Realized losses were $15 and $12 for the three months ended September 30, 2005 and 2006, respectively, and $29 and $17 for the nine months ended September 30, 2005 and 2006, respectively. The cost of securities sold is based on specific identification method.
     Unrealized loss positions for which other than temporary impairments have not been recognized at December 31, 2005 and as of September 30, 2006 are summarized as follows:

	December 31,	September 30,
	2005	2006
Less than 12 months	$66	$22
Greater than 12 months	48	5

	$114	$27

     Unrealized losses in the Company’s portfolio relate primarily to fixed income debt securities. For these securities, the unrealized losses are due to increases in interest rates and not changes in credit risk. The Company has concluded that the unrealized losses in its available-for-sale marketable securities are not other-than-temporary as the Company has the ability and intent to hold the securities to maturity.
5. Property and Equipment
     Property and equipment consist of the following:

	December 31,	September 30,
	2005	2006
Computer hardware	$7,928	$9,139
Computer software	5,882	5,674
Furniture and fixtures	498	503
Leasehold improvements	904	1,216

	15,212	16,532

Less: Accumulated depreciation and amortization	(11,005)	(11,022)

	$4,207	$5,510

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS — UNAUDITED (Continued)
6. Accrued Expenses
     Accrued expenses consist of the following:

	December 31,	September 30,
	2005	2006
Accrued compensation and benefits	$2,635	$2,316
Accrued other	2,737	2,338
Income tax payable	815	1,343

	$6,187	$5,997

7. Financing Arrangements
     On October 6, 2004, the Company entered into a Loan and Security Agreement (the “Agreement”) with a bank which expires on December 1, 2007. The Agreement includes a Revolving Promissory Note for up to $2,000 and an Equipment Term Note for up to $3,000.
     Availability under the Agreement for the Revolving Promissory Note is based on defined percentages of eligible accounts receivable. Borrowings on the revolving credit agreement bear interest at the prime rate plus 1.25% (8.5% and 9.5% at December 31, 2005 and September 30, 2006, respectively). Interest only on the unpaid principal amount is due and payable monthly in arrears, commencing January 1, 2005 and continuing on the first day of each calendar month thereafter until maturity, at which point all unpaid principal and interest related to the revolving advances will be payable in full. There were no draws against the Revolving Promissory Note as of December 31, 2005 and September 30, 2006.
     As of December 31, 2005 and September 30, 2006, the Company had outstanding borrowings of $1,333 and $833, respectively, against the Equipment Term Note to fund purchases of eligible equipment. Borrowings on the equipment line bear interest at the prime rate plus 1.75% (9% and 10% at December 31, 2005 and September 30, 2006, respectively) and principal and interest are payable monthly.
     The Company paid a facility fee and certain other bank fees in connection with the financing arrangement. The agreement requires the Company to meet certain financial covenants. The Company was in compliance with the financial covenants at December 31, 2005 and at September 30, 2006. Borrowings are collateralized by all of the assets of the Company.
8. Capital Structure
     As of December 31, 2005, the Company’s authorized capital stock was 45,103 shares of stock with a par value of $0.0001, of which 30,000 shares were designated common stock and 15,103 shares were designated preferred stock (Series A and Series 1). During the nine months ended September 30, 2006, the Company’s board of directors revised the Company’s Certificate of Incorporation and authorized 100,000 shares of common stock and 10,000 shares of preferred stock. As of September 30, 2006 there are no shares of preferred stock outstanding.
Common Stock
     Each holder of common stock is entitled to vote on all matters and is entitled to one vote for each share held. Dividends on common stock will be paid when, as and if declared by the Company’s board of directors. No dividends have ever been declared or paid by the Company. At December 31, 2005, there were 13,549 shares of common stock reserved for issuance upon the conversion of the Series 1 and Series A convertible preferred stock. On June 20, 2006, all 13,549 outstanding shares of the Company’s Series 1 and Series A convertible preferred stock were converted into shares of common stock on a one-for-one basis. As of September 30, 2006, there were 31,936 shares of common stock issued, 5,097 shares of common stock reserved for issuance under the Company’s 2000 Stock Plan (the “2000 Plan”) and 2,000 shares of common stock reserved for issuance under the Company’s 2006 Equity Incentive Plan (the “2006 Plan”).

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS — UNAUDITED (Continued)
Preferred Stock
     Preferred stock may be issued from time to time. The Company designated 2,000 shares of preferred stock as Series 1 convertible preferred stock and 13,103 shares of preferred stock as Series A redeemable convertible preferred stock as of December 31, 2005. During the three months ended June 30, 2006, all of the Company’s Series 1 and Series A convertible preferred stock converted into common stock on a one-for-one basis as a result of the IPO. There are no shares of preferred stock outstanding as of September 30, 2006.
Warrants
     Prior to 2003, the Company issued warrants to a bank as part of a loan and security agreement. As of December 31, 2005 and September 30, 2006, warrants to purchase 95 shares of Series A redeemable convertible preferred stock and 95 shares of common stock, respectively, were outstanding. The warrants have an exercise price of $2.90 per share (adjusted for stock splits, stock dividends, etc.). The value of the warrants was capitalized as debt issuance cost and amortized to interest expense over the term of the loan. The warrants may be exercised at any time, in whole or in part, during the exercise period, which expires on May 20, 2008. No warrants were issued or exercised during the nine months ended September 30, 2006 or 2005. The warrants automatically became exercisable for shares of common stock upon the closing of the IPO which occurred on June 20, 2006.
Registration Rights
     Holders of shares of common stock which were issued upon conversion of the Company’s Series A preferred stock and holders of shares of common stock issuable upon exercise of the Company’s warrants are entitled to have their shares registered under the Securities Act of 1933, as amended (the “Securities Act”). Under the terms of an agreement between the Company and the holders of these registrable securities, if the Company proposes to register any of its securities under the Securities Act, either for its own account or for the account of others, these stockholders are entitled to notice of such registration and are entitled to include their shares in such registration.
9. Stock Plans
     As of September 30, 2006, the Company maintains two stock incentive plans, the 2000 Plan and the 2006 Plan. Under the 2000 Plan, the Company has the ability to provide employees, outside directors and consultants an opportunity to acquire a proprietary interest in the success of the Company or to increase such interest by receiving options or purchasing shares of the Company’s stock at a price not less than the fair market value at the date of grant for incentive stock options and a price not less than 30% of the fair market value at the date of grant for non-qualified options. In April 2006, the Company’s board of directors adopted the 2006 Plan. The 2006 Plan became effective upon the IPO.
     Under the 2006 Plan, the Company may grant to its employees, outside directors and consultants awards in the form of incentive stock options, non-qualified stock options, shares of restricted stock and stock units or stock appreciation rights. The aggregate number of shares of common stock with respect to which all awards may be granted under the 2006 Plan is 2,000 plus any shares that remain available for issuance under the 2000 Plan. As of September 30, 2006, there were 506 and 1,720 shares available for grant or award under the 2000 and 2006 Plan, respectively. During the three months ended September 30, 2006, options to purchase 280 shares of common stock were granted under the 2006 Plan.
     The Company’s board of directors administers the 2000 Plan and the 2006 Plan and is responsible for determining the individuals to be granted options or shares, the number of options or shares each individual will receive, the price per share and the exercise period of each option. In establishing its estimates of fair value of the Company’s common stock prior to the completion of the IPO, the Company considered the guidance set forth in the American Institute of Certified Public Accountants Practice Aid, Valuation prior to being a public company of Privately-Held-Company Equity Securities Issued as Compensation, and performed a retrospective determination of the fair value of its common stock for the year ended December 31, 2005, utilizing a combination of valuation methods. In 2006, prior to the IPO, the fair value of the common stock was 90% of the mid-point of the Company’s anticipated price range.

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS — UNAUDITED (Continued)
     On January 1, 2006, the Company adopted SFAS 123(R) using the prospective method. Under SFAS 123(R), the Company elected to recognize the compensation cost of all share-based awards on a straight-line basis over the vesting period of the award. Benefits of tax deductions (if any) in excess of recognized stock-based compensation expense are now reported as a financing cash flow, rather than an operating cash flow as prescribed under the prior accounting rules. Stock-based compensation expense of $69 was recognized during the nine months ended September 30, 2005 before adoption of SFAS 123(R) for options issued with grant prices below the deemed fair value of the common stock in accordance with APB 25.
     On April 5, 2006, the Company’s board of directors initiated an exchange offer to certain employees who received stock options with an exercise price less than the fair market value. Under the terms of the offer, such employees were given the opportunity to exchange their options for new options with exercise prices equal to fair value at the time of the grant. The Company has evaluated and determined that there was no incremental compensation expense associated with these modifications. In addition, these employees also received a number of shares of restricted common stock having a value equal to the amount by which the aggregate exercise price of the new stock option exceeded the aggregate price of the exchanged option. On April 5, 2006, the Company granted 116 shares of restricted stock at a value determined by the Company’s board of directors of $8.98 per share.
Stock Options
     The following table summarizes information about stock options outstanding from the 2000 Plan.

		Options Outstanding
			Option
	Shares	Number	Price Per	Weighted-
	Available	of	Share	Average
	for Grant	Shares	Range	Price
Balance at December 31, 2005	981	1,079	$0.29 - $10.00	$1.40
Increase in options available for grant	614	—	—	—
Options granted	(1,055)	1,055	$8.98	$8.98
Options exercised	—	(170)	$0.29 - $1.84	$0.33
Options and restricted stock forfeited	268	(268)	$0.29 - $8.98	$4.85
Restricted stock purchased from the 2000 Plan	(111)	—	$8.98	$8.98
Restricted stock grants	(191)	—	$8.98	$8.98

Balance at September 30, 2006	506	1,696	$0.29 - $10.00	$6.14

Expected to vest at September 30, 2006		1,409	$0.29 - $10.00	$6.06

Vested at December 31, 2005		377

Vested at September 30, 2006		408

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS — UNAUDITED (Continued)
The following table summarizes information about stock options outstanding from the 2006 Plan.

		Options Outstanding
			Option
	Shares	Number	Price Per	Weighted-
	Available	of	Share	Average
	for Grant	Shares	Range	Price
Balance at December 31, 2005	—	—	—	—
Plan adoption (April 26, 2006)	2,000	—	—	—
Options granted	(280)	280	$6.95 - $7.75	$7.06
Options exercised	—	—	—	—
Options forfeited	—	—	—	—

Balance at September 30, 2006	1,720	280	$6.95 - $7.75	$7.06

Expected to vest at September 30, 2006		230	$6.95 - $7.75	$7.06

Vested at September 30, 2006		—

     A summary of the Company’s non-vested restricted stock at September 30, 2006, and changes during the nine months ended September 30, 2006, is presented below:

Number of
Non-Vested Restricted Stock	Awards
Non-vested at January 1, 2006	45
Granted	191
Vested	(78)
Forfeited	(1)

Non-vested at September 30, 2006	157

     As of September 30, 2006, there was $2,996 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2000 and 2006 Plans. That cost is expected to be recognized over a weighted-average period of approximately 3.4 years for 2006.
     As of December 31, 2005 and September 30, 2006, the average remaining contractual life of outstanding options was approximately 8.4 and 8.9 years, respectively. Shares vested and expected to vest as of September 30, 2006 have an aggregate intrinsic value of approximately $6,403. The average remaining contractual life was 7.5 years for stock options outstanding and exercisable as of September 30, 2006 and the total intrinsic value was approximately $3,367.
     The total intrinsic value for stock options exercised during the three and nine months ended September 30, 2006 was approximately $222 and $345, respectively. The amount of cash received from the exercise of stock options for the three and nine months ended September 30, 2006 was approximately $8 and $62, respectively. There were no related tax benefits associated with the exercise of the stock options during the three and nine months ended September 30, 2006.
     For the nine months ended September 30, 2005 and 2006, the total fair value of vested options was approximately $51 and $429, respectively.

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS — UNAUDITED (Continued)
     Under the 2000 Plan, options may be exercised in whole or in part for 100% of the shares subject to vesting at any time after the date of grant. Options under the 2000 Plan generally vest 25% on the first year anniversary of the date of grant plus an additional 1/48 for each month thereafter. If an option is exercised prior to vesting, the underlying shares are subject to a right of repurchase at the exercise price paid by the option holder. The right of repurchase generally lapses with respect to the first 25% of the purchased shares when the purchaser completes 12 months of continuous service and lapses with respect to an additional 1/48 of the purchased shares when the purchaser completes each month of continuous service thereafter. Under the 2006 Plan, options may be exercised once they become vested. Options under the 2006 Plan generally vest 25% on the first anniversary of the date of grant plus an additional 1/48 for each month thereafter. There were no options exercised prior to vesting during 2005 or during the nine months ended September 30, 2006.
     During the nine months ended September 30, 2006, the Company granted stock options with exercise prices as follows:

		Options		Value of	Black-Scholes
		Granted	Grant	Underlying	Fair
Date of Grant	Type of Grant	(in thousands)	Price	Stock	Value
February 10, 2006	ISOs	104	$8.98	$8.98	$4.40
February 10, 2006	NSOs	100	$8.98	$8.98	$4.31
April 3, 2006	ISOs	205	$8.98	$8.98	$4.38
April 3, 2006	NSOs	646	$8.98	$8.98	$4.38
July 25, 2006	ISOs	204	$6.95	$6.95	$3.61
July 31, 2006	ISOs	1	$7.75	$7.75	$4.01
August 1, 2006	ISOs	75	$7.35	$7.35	$3.80
     The following table summarizes information about vested stock options at September 30, 2006:

Vested Stock Options	408
Weighted Average Exercise Price	$1.24
Weighted Average Remaining Contractual Life (in years)	7.5
     The following table summarizes stock options outstanding and exercisable at September 30, 2006:

	Outstanding			Exercisable
			Weighted-Average
	Number of	Exercise	Remaining	Number of	Exercise
Exercise Price	Options	Price	Contractual Life	Options	Price
$ 0.29	398	$0.29	7.25	302	$0.29
$ 0.45	1	$0.45	8.66	—	$0.45
$ 1.84	169	$1.84	8.53	64	$1.84
$ 6.19	93	$6.19	8.79	30	$6.19
$ 6.95	204	$6.95	9.82	—	—
$ 7.35	75	$7.35	9.82	—	—
$ 7.75	1	$7.75	9.82	—	—
$ 8.98	916	$8.98	9.48	—	—
$10.00	119	$10.00	9.06	12	$10.00

	1,976			408

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS — UNAUDITED (Continued)
Restricted Stock Purchases
     Under the 2000 Plan and 2006 Plan, certain eligible individuals may be given the opportunity to purchase the Company’s common stock at a price not less than the par value of the shares. The Company’s board of directors determines the purchase price at its sole discretion. Shares awarded or sold under the 2000 Plan and 2006 Plan are subject to certain special forfeiture conditions, rights of repurchase, rights of first refusal and other transfer restrictions as the Company’s board of directors may determine. Under most circumstances, the right of repurchase shall lapse with respect to the first 25% of the purchased shares when the purchaser completes 12 months of continuous service and shall lapse as to an additional 1/48 of the purchased shares when the purchaser completes each month of continuous service thereafter. Under the 2000 Plan, unless otherwise provided in the stock purchase agreement, upon the termination of the purchaser’s service, any right to repurchase the shares at the original purchase price shall lapse with respect to the number of shares that would vest over a 12 month period or shall lapse as to all remaining shares if the Company is subject to a change of control before the purchaser’s service terminates or if the purchaser is subject to an involuntary termination within 12 months following a change of control. No restricted shares were purchased or granted during 2005. In March 2006, 111 shares of restricted stock were purchased by a board member. The purchase price of these shares was $8.98 per share. The shares are not subject to any vesting schedule. In April 2006, the Company’s board of directors awarded 191 shares of restricted stock at a fair value of $8.98 per share to certain employees of the Company.
10. 401(k) Plan
     The Company has a 401(k) plan (the “Plan”) covering all eligible employees. The Plan allows for a discretionary employer match. The Company incurred and expensed $20 and $30 for the three months ended September 30, 2005 and 2006, respectively, and expensed $61 and $87 for the nine months ended September 30, 2005 and 2006, respectively, in Plan match contributions.
11. Related Parties
Omniglobe International, L.L.C.
     Omniglobe International, L.L.C., a Delaware limited liability company with operations in India, provides data entry services relating to the Company’s exception handling management. The Company pays Omniglobe an hourly rate for each hour worked by each of its data entry agents. As of December 31, 2005 and September 30, 2006, the Company had agreements with Omniglobe. One of the Company’s agreements with Omniglobe provides for minimum levels of staffing at a specific price level resulting in an overall minimum commitment of $350 over a six month period. Services provided include data entry and related services as well as development and testing services. The current agreements may be terminated by either party without cause with 30 or 60 days written notice prior to the end of the term. Unless terminated, the agreement will automatically renew in six month increments. As of September 30, 2006, the Company fulfilled the overall minimum contractual commitment. The Company does not intend to terminate its arrangements with Omniglobe.

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS — UNAUDITED (Continued)
     On March 12, 2004, certain of the Company’s executive officers and their family members acquired indirect equity interests in Omniglobe by purchasing an ownership interest in Rumson Hitters, L.L.C., a Delaware limited liability company, as follows:

		Equity	Purchase Price of	Proceeds Received from
		Interest in	Interest in Rumson	Interest in Rumson
Name	Position with Synchronoss	Omniglobe	Hitters, L.L.C.	Hitters, L.L.C.
Stephen G. Waldis	Chairman of the Board of	12.23%	$95,000	$95,000
	Directors, President and Chief
	Executive Officer
Lawrence R. Irving	Chief Financial Officer and	2.58%	$20,000	$20,000
	Treasurer
David E. Berry	Former Vice President and Chief	2.58%	$20,000	$20,000
	Technology Officer
Robert Garcia	Executive Vice President of	1.29%	$10,000	$10,000
	Product Management and Service
	Delivery
     On June 20, 2006, members of Rumson Hitters repurchased, at the original purchase price, the equity interests in Rumson Hitters held by each of the Company’s employees and their family members, such that no employee of the Company or family member of such employee had any interest in Rumson Hitters or Omniglobe after June 20, 2006. Neither the Company nor any of its employees provided any of the funds to be used by members of Rumson Hitters in repurchasing such equity interests. Since this date, Omniglobe is no longer a related party.
     From March 12, 2004 through June 12, 2006, Omniglobe has paid an aggregate of $1,300 in distributions to all of its interest holders, including Rumson Hitters. In turn, during this period, Rumson Hitters has paid an aggregate of $700 in distributions to its interest holders, including approximately $154 in distributions to Stephen G. Waldis and his family members, approximately $32 in distributions to Lawrence R. Irving, approximately $32 in distributions to David E. Berry and his family members and approximately $16 in distributions to Robert Garcia.
     During the period which the Company’s employees and their family members owned equity interests in Rumson Hitters, the Company paid Omniglobe $2,322 for the three months ended September 30, 2005, and $6,106 and $3,714 for the nine months ended September 30, 2005 and 2006, respectively, for services under its agreements with Omniglobe. At December 31, 2005, amounts due to Omniglobe were $577.
12. Subsequent Event
     In October 2006, the Company’s board of directors amended the vesting schedule to certain stock options granted to management employees on April 3, 2006. These employees received a number of shares of restricted common stock in exchange for a portion of the original stock options. The Company is currently in the process of evaluating the incremental compensation cost, if any, that this stock option amendment will have on its financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     You should read the following discussion and analysis in conjunction with the information set forth in our financial statements and related notes included elsewhere in this quarterly report on Form 10-Q. All numbers are expressed in thousands unless otherwise stated. The statements in this discussion regarding our expectations of our future performance, liquidity and capital resources, and other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described under “Risk Factors” and elsewhere in our Registration Statement on Form S-1, as amended (Registration No. 333-132080), which was filed with the Securities and Exchange Commission (“SEC”) and declared effective on June 14, 2006. Our actual results may differ materially from those contained in or implied by any forward-looking statements.
Overview
     We are a leading provider of e-commerce transaction management solutions to the communications services marketplace based on our penetration with key communications service providers (“CSPs”). Our proprietary on-demand software platform enables CSPs to take, manage and provision orders and other customer-oriented transactions and create complex service bundles. We target complex and high-growth industry segments including wireless, Voice over Internet Protocol (“VoIP”), wireline and other markets. We have designed our solution to be flexible, allowing us to meet the rapidly changing and converging services offered by CSPs. By simplifying technological complexities through the automation and integration of disparate systems, we enable CSPs to acquire, retain and service customers quickly, reliably and cost-effectively. Our industry-leading customers include Cingular Wireless, Vonage Holdings, Cablevision Systems, Level 3 Communications, Verizon Business, Clearwire, 360networks, Time Warner Cable, Comcast, AT&T, SunRocket, Covad and deltathree. Our CSP customers use our platform and technology to service both consumer and business customers, including over 300 of the Fortune 500 companies.
     We generate a substantial portion of our revenues on a per-transaction basis, most of which is derived from long-term contracts. For the three months ended September 30, 2006, we derived approximately 87% of our revenues from transactions processed. For the nine months ended September 30, 2006, we derived approximately 86% of our revenues from transactions processed. The remainder of our revenues was generated from professional services and subscription revenues, which have been decreasing as a percentage of our net revenues. We expect that this trend will continue and that we will derive an increasing percentage of our net revenues from transaction processing in future years.
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
     Research and development expense consists primarily of costs related to personnel, including salaries and other personnel-related expenses, consulting fees and the costs of facilities, computer and support services used in service and technology development. We also expense costs relating to developing modifications to and enhancements of our existing technology and services.
     Selling expense consists of personnel costs including salaries and other personnel-related expenses, sales commissions, sales operations, travel and related expenses, trade shows, costs of communications equipment and support services, facilities costs, consulting fees and costs of marketing programs, such as Internet and print. General and administrative expense consists primarily of salaries and other personnel-related expenses for our executive, administrative, legal, finance and human resources functions, facilities costs, professional services fees, certain audit, tax and license fees and bad debt expense.

     Depreciation and amortization relates to our property and equipment and includes our network infrastructure and facilities related to our services.
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
     In 2005, we were able to utilize a portion of our net operating loss carryforwards from previous years to offset taxable income and income tax expense related to U.S. federal and state income taxes. For the fourth quarter of 2005, these carryforwards were reflected as a tax benefit and will reduce taxes payable in the current year. Beginning in 2006, we expect our earnings to be subject to an effective tax rate of approximately 41.9%.
Critical Accounting Policies and Estimates
     The discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The preparation of these financial statements in accordance with U.S. GAAP requires us to utilize accounting policies and make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingencies as of the date of the financial statements and the reported amounts of revenues and expenses during a fiscal period. The SEC considers an accounting policy to be critical if it is important to a company’s financial condition and results of operations, and if it requires significant judgment and estimates on the part of management in its application. We have discussed the selection and development of the critical accounting policies with the audit committee of our board of directors, and the audit committee has reviewed our related disclosures in this Form 10-Q. Although we believe that our judgments and estimates are appropriate and correct, actual results may differ from those estimates.
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
Revenue Recognition and Deferred Revenue
     We provide services principally on a transactional basis or, at times, on a fixed fee basis and recognize the revenues as the services are performed or delivered as discussed below:
     Transactional Service Arrangements: Transaction revenues consist of revenues derived from the processing of transactions through our service platform and represented approximately 83% and 87% of our revenues for the three months ended September 30, 2005 and 2006, respectively, and approximately 81% and 86% for the nine months ended September 30, 2005 and 2006, respectively. Transaction service arrangements include services such as equipment orders, new account set-up, number port requests, credit checks and inventory management.

     Transaction revenues are principally based on a set price per transaction and are recognized based on the number of transactions processed during each reporting period. For these contracts, revenues are recorded based on the total number of transactions processed at the applicable price established in the relevant contract. The total amount of revenues recognized is based primarily on the volume of transactions. At times, transaction revenues may also include billings to customers based on the number of individuals dedicated to processing transactions. For these contracts we record revenues based on the applicable hourly rate per employee for each reporting period.
     Many of our contracts guarantee minimum volume transactions from the customer. In these instances, if the customer’s total transaction volume for the period is less than the contractual amount, we record revenues at the minimum guaranteed amount.
     Set-up fees for transactional service arrangements are deferred and recognized on a straight-line basis over the life of the contract since these amounts would not have been paid by the customer without the related transactional service arrangement.
     Revenues are presented net of a provision for discounts, which are customer volume level driven, or credits, which are performance driven, and are determined in the period in which the volume thresholds are met or the services are provided.
     Deferred revenues represent billings to customers for services in advance of the performance of services, with revenues recognized as the services are rendered.
     Subscription Service Arrangements: Subscription service arrangements represented approximately 6% and 1% of our revenues for the three months ended September 30, 2005 and 2006, respectively, and approximately 7% and 2% of our revenues for the nine months ended September 30, 2005 and 2006, respectively, and relate principally to our ActivationNow® platform service which the customer accesses through a graphical user interface. We record revenues on a straight-line basis over the life of the contract for our subscription service contracts.
     Professional Service and Other Service Arrangements: Professional services and other service revenues represented approximately 11% and 12% of our revenues for the three months ended September 30, 2005 and 2006, respectively, and approximately 12% of our revenues for the nine months ended September 30, 2005 and 2006, respectively. Professional services, when sold with transactional service arrangements, are accounted for separately when these services have value to the customer on a standalone basis and there is objective and reliable evidence of the fair value of each deliverable. When accounted for separately, professional service (i.e. consulting services) revenues are recognized on a monthly basis, as services are performed and billed, according to the terms of the contract.
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
     If a professional service arrangement does not qualify for separate accounting, we would recognize the professional service revenues ratably over the remaining term of the transaction contract. There were no such arrangements for the three or nine months ended September 30, 2006 and 2005.
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

Allowance for Doubtful Accounts
     We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. The amount of the allowance account is based on historical experience and our analysis of the accounts receivable balance outstanding. While credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit losses that we have in the past. If the financial condition of one of our customers were to deteriorate, resulting in its inability to make payments, additional allowances may be required which would result in an additional expense in the period that this determination was made.
Valuation Allowance
     We record a valuation allowance on our deferred tax assets when it is more likely than not that an asset will not be realized. Determining when we will recognize our deferred tax assets is a matter of judgment based on facts and circumstances. We determined that it was appropriate to record our deferred tax assets at full value during the fourth quarter of 2005 as well as for the nine months ended September 30, 2006, based on our recent cumulative earnings history and our expected future earnings. However, if there were a significant change in facts, such as a loss of a significant customer, we may determine that a valuation allowance is appropriate.
Adoption of SFAS No. 123(R)
     Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment (“SFAS 123(R)”), which requires compensation costs related to share-based transactions, including employee stock options, to be recognized in the financial statements based on fair value. SFAS 123(R) revises SFAS No. 123, as amended, Accounting for Stock-Based Compensation (“SFAS 123”), and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees” (“APB 25”). We adopted SFAS 123(R) using the prospective method. Under this method, compensation cost is recognized pursuant to SFAS 123(R) for all share-based payments granted subsequent to December 31, 2005. Prior to January 1, 2006, we used the minimum value method to determine values of our pro forma stock-based compensation disclosures.
Stock-Based Compensation
     As of September 30, 2006, we maintain two stock-based compensation plans, which are described more fully in Note 9 to the financial statements. Prior to January 1, 2006, we accounted for our stock-based compensation plan under the recognition and measurement provisions of APB 25 and related interpretations, as permitted by SFAS 123. Stock-based employee compensation cost was recognized in the statement of operations for 2005 to the extent options granted under the plan had an exercise price that was less than the fair market value of the underlying common stock on the date of grant. Under the prospective transition method, compensation cost recognized for all share-based payments granted subsequent to January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated. As a result of adopting SFAS 123(R) on January 1, 2006, approximately $0.1 million relating to stock-based employee compensation cost for stock options and restricted stock awards is reflected in net income for the three months ended September 30, 2006. Approximately $0.3 million relating to stock-based employee compensation cost for stock options and restricted stock awards is reflected in net income for the nine months ended September 30, 2006.
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
     Upon adoption of SFAS 123(R), we selected the Black-Scholes option pricing model as the most appropriate model for determining the estimated fair value for stock-based awards. The fair value of stock option awards subsequent to December 31, 2005 is amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Expected volatility was calculated based on a blended weighted-average of historical information of our stock and the weighted average of historical information of similar public entities for which historical information was available. We will continue to use a blended weighted average approach using our own historical volatility and other similar public entity volatility information until our historical volatility is relevant to measure expected volatility for future option grants. The average expected life was determined according to the SEC shortcut approach as described in Staff Accounting Bulletin (“SAB”) 107, Disclosure about Fair Value of Financial Instruments, which is the mid-point between the vesting date and the end of the contractual term. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant. Forfeitures are estimated based on voluntary termination behavior, as well as a historical analysis of actual option forfeitures.
     The weighted-average assumptions used in the Black-Scholes option pricing model are as follows:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2006	2006
Incentive Stock Options (“ISOs”)
Expected stock price volatility	45.72%	44.23%
Risk-free interest rate	4.87%	4.85%
Expected life of options (in years)	6.25	6.25
Expected dividend yield	0%	0%
Non-Qualified Stock Options (“NSOs”)
Expected stock price volatility	(1)	42.00%
Risk-free interest rate	(1)	4.83%
Expected life of options (in years)	(1)	6.00 – 6.25
Expected dividend yield	(1)	0%

(1)	None issued during the three months ended September 30, 2006 .
     The weighted-average fair value (as of the date of grant) of the options granted for the three months ended September 30, 2006 was $3.66 for ISOs (the only type of options issued during that period) and $4.04 and $4.37 per share for ISOs and NSOs, respectively, for the nine months ended September 30, 2006. Beginning in 2006, in certain cases, we granted members of our board of directors and certain employees NSOs in addition to ISOs. The total stock-based compensation cost related to non-vested stock options, non-vested restricted stock and stock option awards not yet recognized as of September 30, 2006 was approximately $3.0 million.
     During the nine months ended September 30, 2006 we granted stock options and restricted stock with exercise prices as follows:

		Options		Value of
		Granted	Exercise	Underlying	Fair
Date of Grant	Type of Grant	(in thousands)	Price	Stock	Value
February 10, 2006	ISOs	104	$8.98	$8.98	$4.40
February 10, 2006	NSOs	100	$8.98	$8.98	$4.31
April 3, 2006	ISOs	205	$8.98	$8.98	$4.38
April 3, 2006	NSOs	646	$8.98	$8.98	$4.38
April 3, 2006	Restricted Stock	75	$8.98	$8.98	N/A
April 5, 2006	Restricted Stock	116	$8.98	$8.98	N/A
July 25, 2006	ISOs	204	$6.95	$6.95	$3.61
July 31, 2006	ISOs	1	$7.75	$7.75	$4.01
August 1, 2006	ISOs	75	$7.35	$7.35	$3.80
     The exercise prices for options granted in 2006 were set by our board of directors, with input from our management, based on our determination of the fair market value of our common stock at the time of the grants.

     On April 5, 2006, our board of directors initiated an exchange offer to certain employees who received stock options with an exercise price less than the fair market value. Under the terms of the offer, such employees were given the opportunity to exchange their options for new options with exercise prices equal to fair value at the time of the grant. We have evaluated and determined that there was no incremental compensation expense associated with these modifications. In addition, these employees also received a number of shares of restricted common stock having a value equal to the amount by which the aggregate exercise price of the new stock option exceeded the aggregate price of the exchanged option. On April 5, 2006, we granted 116 shares of restricted stock at a value determined by our board of directors of $8.98 per share.
Results of Operations
Three months ended September 30, 2006 compared to the three months ended September 30, 2005
     The following table presents an overview of our results of operations for the three months ended September 30, 2005 and 2006.

	Three Months Ended				Three Months Ended
	September 30,				September 30,
	2005		2006		2005 vs. 2006
		% of		% of		%
	$	Revenue	$	Revenue	$ Change	Change
			(in thousands)
Net revenue	$14,114	100.0%	$18,909	100.0%	$4,795	34.0%

Cost of services (excluding depreciation and amortization shown separately below)	7,976	56.5%	8,685	45.9%	709	8.9%
Research and development	1,614	11.4%	1,924	10.2%	310	19.2%
Selling, general and administrative	1,716	12.2%	3,084	16.3%	1,368	79.7%
Depreciation and amortization	623	4.4%	850	4.5%	227	36.4%

	11,929	84.5%	14,543	76.9%	2,614	21.9%

Income from operations	$2,185	15.5%	$4,366	23.1%	$2,181	99.8%
     Net Revenue. Net revenues increased $4.8 million to $18.9 million for the three months ended September 30, 2006, compared to the three months ended September 30, 2005. This increase includes the following: $2.2 million of additional revenues from existing customers and $2.6 million related to additional revenues generated by new CSP customers added since 2005. Transaction revenues recognized for the three months ended September 30, 2006 represented 87% of net revenues compared to 83% for the same period in 2005. The increase in transaction revenues of $4.7 million was partially offset by some decreases in subscription revenues. LNP and VoIP transactions accounted for $6.7 million of our revenues during the three months ended September 30, 2006, as compared to $3.4 million for the corresponding period last year. These additional revenues were offset by decreases in revenues from wireline customers.
Expense
     Cost of Services. Cost of services increased $0.7 million to $8.7 million for the three months ended September 30, 2006, compared to the three months ended September 30, 2005, due primarily to the growth in personnel costs required to support higher transaction volumes submitted to us by our customers and increases in telecommunication costs. In particular, personnel and related costs increased $0.6 million to manage exception handling. Also, additional telecommunication expense in our data facilities contributed approximately $0.2 million to the increase in cost of services. In addition, stock-based compensation expense increased $0.1 million due to the adoption of SFAS 123(R). All of these increases were partially offset by a reduction in third-party consulting services costs of approximately $0.3 million. Cost of services as a percentage of revenues decreased to 45.9% for the three months ended September 30, 2006, as compared to 56.5% for the three months ended September 30, 2005. We are continuing to realize the benefits and efficiencies gained by increased automation rates in both existing and new customers.
     Research and Development. Research and development expense increased $0.3 million to $1.9 million for the three months ended September 30, 2006, compared to the three months ended September 30, 2005, due to the continued investment in and further development of the ActivationNow® platform to enhance our service offerings, particularly regarding VoIP services and increases in automation that have continued to allow us to gain operational efficiencies. Research and development expense as a percentage of revenues decreased to 10.2% for the three months ended September 30, 2006, as compared to 11.4% for the three months ended September 30, 2005.
     Selling, General and Administrative. Selling, general and administrative expense increased $1.4 million to $3.1 million for the three months ended September 30, 2006, compared to the three months ended September 30, 2005, due to increases in personnel and related costs totaling $0.3 million and recruiting costs totaling $0.1 million as a result of the growth of our sales force, and increased expenses of $0.4 million associated with being a public company. In addition, stock-based compensation expense increased $0.1 million due to the adoption of SFAS 123(R). Selling, general and administrative expense as a percentage of revenues increased to 16.3% for the three months ended September 30, 2006, as compared to 12.2% for the three months ended September 30, 2005. We anticipate that our selling, general and administrative expenses will increase on an absolute basis in the future as we incur public company costs and make continued investments in sales and marketing.
     Depreciation and Amortization. Depreciation and amortization expense increased $0.2 million to $0.9 million due to the commencement of depreciation expense associated with recent fixed asset additions.
     Income Tax. Our effective tax rate was 0% and approximately 42.2% during the three months ended September 30, 2005 and 2006, respectively. The increase in the effective rate is primarily due to the reversal of our deferred tax asset valuation allowance, which occurred during the fourth quarter of 2005. In addition, we review the expected annual effective income tax rate and make changes on a quarterly basis as necessary based on certain factors such as changes in forecasted annual operating income, changes to the actual and forecasted permanent book-to-tax differences, or changes resulting from the impact of a tax law change. During the three months ended September 30, 2005 and 2006, we recognized approximately $0.0 and $2.3 million in related tax expense, respectively.

Nine months ended September 30, 2006, compared to the nine months ended September 30, 2005
     The following table presents an overview of our results of operations for the nine months ended September 30, 2005 and 2006.

	Nine Months Ended				Nine Months Ended
	September 30,				September 30,
	2005		2006		2005 vs 2006
		% of		% of		%
	$	Revenue	$	Revenue	$ Change	Change
			(in thousands)
Net revenue	$39,241	100.0%	$52,075	100.0%	$12,834	32.7%

Cost of services (excluding depreciation and amortization shown separately below)	22,204	56.6%	27,091	52.0%	4,887	22.0%
Research and development	4,019	10.2%	5,759	11.1%	1,740	43.3%
Selling, general and administrative	5,391	13.7%	7,615	14.6%	2,224	41.3%
Depreciation and amortization	1,660	4.2%	2,389	4.6%	729	43.9%

	33,274	84.8%	42,854	82.3%	9,580	28.8%

Income from operations	$5,967	15.2%	$9,221	17.7%	$3,254	54.5%
     Net Revenue. Net revenues increased $12.8 million to $52.1 million for the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005. The increase in revenues for 2006 is primarily related to the contribution from VoIP related customers that were added during the first quarter of 2006, combined with the strongest quarterly transaction volumes in the history of our Cingular relationship in the second quarter of 2006. Transaction revenues recognized for the nine months ended September 30, 2006 represented 86% of net revenues compared to 81% for the same period in 2005. This increase accounts for $13.0 million in revenues for the current period, offset by decreases in subscription revenues. For the nine months ended September 30, 2006, LNP and VoIP transactions added $16.3 million to our revenues, as compared to $5.4 million for the nine months ended September 30, 2005. These additional revenues were offset by decreases in revenues from wireline customers.
Expense
     Cost of Services. Cost of services increased $4.9 million to $27.1 million for the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005, due to growth in third-party costs required to support higher transaction volumes submitted to us by our customers and increases in telecommunication costs. In particular, third-party consulting services costs increased $2.8 million and personnel and related costs increased $0.6 million to manage exception handling. Approximately $3.7 million of the total cost of services was due to services provided from a related party. Also, additional telecommunication expense in our data facilities contributed approximately $0.7 million to the increase in cost of services, and approximately $0.3 million was attributable to additional repairs and maintenance costs associated with some of our fixed assets. In addition, stock-based compensation expense increased $0.2 million due to the adoption of SFAS 123(R). Cost of services as a percentage of revenues decreased to 52.0% for the nine months ended September 30, 2006, as compared to 56.6% for the nine months ended September 30, 2005, due to enhanced automation.
     Research and Development. Research and development expense increased $1.7 million to $5.8 million for the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005, due to the further development of the ActivationNow® platform to enhance our service offerings, particularly regarding VoIP services, and increases in automation that have continued to allow us to gain operational efficiencies. In addition, stock-based compensation expense increased $0.1 million due to the adoption of SFAS 123(R). Research and development expense as a percentage of revenues increased to 11.1% for the nine months ended September 30, 2006, as compared to 10.2% for the nine months ended September 30, 2005. We are continuing to invest in technical staff in order to drive operational efficiencies realized in the cost of services area.

     Selling, General and Administrative. Selling, general and administrative expense increased $2.2 million to $7.6 million for the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005, due to increases in personnel and related costs totaling $0.6 million and recruiting expenses totaling $0.2 million, increased travel and entertainment of $0.2 million due to the expansion of our sales force and increased expenses of $0.7 million associated with being a public company. In addition, stock-based compensation expense increased $0.2 million due to the adoption of SFAS 123(R). Selling, general and administrative expense as a percentage of revenues increased to 14.6% for the nine months ended September 30, 2006, as compared to 13.7% for the nine months ended September 30, 2005. We anticipate that our selling, general and administrative expenses will increase on an absolute basis in the future as we incur public company costs and make continued investments in sales and marketing.
     Depreciation and Amortization. Depreciation and amortization expense increased $0.7 million to $2.4 million due to the commencement of depreciation expense associated with recent fixed asset additions.
     Income Tax. Our effective tax rate was 0% and approximately 41.9% during the nine months ended September 30, 2005 and 2006, respectively. The increase in the effective rate is primarily due to the reversal of our deferred tax asset valuation allowance, which occurred during the fourth quarter of 2005. In addition, we review the expected annual effective income tax rate and make changes on a quarterly basis as necessary based on certain factors such as changes in forecasted annual operating income, changes to the actual and forecasted permanent book-to-tax differences, or changes from the impact of a tax law change. During the nine months ended September 30, 2005 and 2006, we recognized approximately $0.0 and $4.4 million in related tax expense, respectively.
Liquidity and Capital Resources
     Our principal source of liquidity has been cash provided by operations and by cash provided from our initial public offering (“IPO”) which was completed on June 20, 2006. The net proceeds from our offering and the exercise of the over-allotment option by our IPO underwriters were approximately $52.7 million, which enabled us to strengthen our balance sheet. As a result, we had cash, cash equivalents and short- and long-term marketable securities of $73.0 million at September 30, 2006, an increase of $57.0 million as compared to the end of the prior fiscal year. We anticipate that our principal uses of cash in the future will be facility expansion, capital expenditures and working capital.
     On October 6, 2004, we entered into a Loan and Security Agreement (the “Agreement”) with a bank which expires on December 1, 2007. The Agreement includes a Revolving Promissory Note for up to $2.0 million and an Equipment Term Note for up to $3.0 million. Availability under the Agreement for the Revolving Promissory Note is based on defined percentages of eligible accounts receivable. Borrowings on the revolving credit agreement bear interest at the prime rate plus 1.25% (9.5% at September 30, 2006). Interest only on the unpaid principal amount is due and payable monthly in arrears, commencing January 1, 2005 and continuing on the first day of each calendar month thereafter until maturity, at which point all unpaid principal and interest related to the revolving advances will be payable in full. There were no borrowings against the Revolving Promissory Note during the nine months ended September 30, 2006. As of September 30, 2006, we had outstanding borrowings of $0.8 million against the Equipment Term Note to fund purchases of eligible equipment. Borrowings on the equipment line bear interest at the prime rate plus 1.75% (10% at September 30, 2006) and principal and interest are payable monthly. Borrowings under the Agreement are collateralized by all of our assets.
     The Agreement requires us to meet one liquidity financial covenant that must be maintained as of the last day of each month. The covenant requires us to maintain a ratio of current assets to current liabilities of 2:1. This calculation and a certification of compliance, along with our monthly financial statements, are reported to the bank on a monthly basis. We were in compliance with the financial covenant at September 30, 2006. As of September 30, 2006, we had $2.0 million available under the revolving promissory note of our bank, subject to the terms and conditions of that facility.
     Upon the consummation of our IPO on June 20, 2006, all of our Series A and Series 1 convertible preferred stock were converted into shares of common stock on a one-for-one basis. As a result, no dividends are currently accruing. In connection with our IPO and the exercise of the over-allotment option by our IPO underwriters, we paid offering costs, excluding underwriting discounts and commissions, and other related expenses totaling $7.3 million. These offering costs were offset against the gross proceeds of our IPO and the exercise of the over-allotment option.

Discussion of Cash Flows
     Cash flows from operations. Net cash provided by operating activities for the nine months ended September 30, 2006 was $7.4 million, compared to $7.3 million for the nine months ended September 30, 2005. The increase of $0.1 million was primarily due to an increase in positive adjustments for non-cash items of $3.8 million, offset by a decrease in cash provided by working capital and other activities of $3.7 million. Adjustments for non-cash items consisted primarily of depreciation and amortization, stock-based compensation and deferred income taxes. The cash provided by working capital decreased due to payments of approximately $2.0 million for accounts payable and accrued expenses relating to the annual payout of cash bonuses in the first quarter of 2006 for performance in the prior year. In addition, there was an increase in the build-up of accounts receivable of $1.1 million, which was primarily due to an increase in revenue during the three months ended September 30, 2006 generated by new customers added in 2006.
     Cash flows from investing. Net cash used in investing activities for the nine months ended September 30, 2006 was $2.2 million, compared to $1.2 million for the nine months ended September 30, 2005. The increased use of cash of $1.0 million was due to an increase of investing outlays for purchases of capital equipment of $3.7 million offset by cash yielded from the net sales of marketable securities of $1.5 million.
     Cash flows from financing. Net cash provided by financing activities for the nine months ended September 30, 2006 was $53.2 million, compared to net cash used of $0.5 million for the nine months ended September 30, 2005. The increase of $52.7 million was primarily due to net proceeds of $52.7 million received from the issuance of common stock sold in our initial public offering and the exercise of the over-allotment option by our IPO underwriters.
     We believe that our existing cash and cash equivalents, the cash generated from our initial public offering and cash generated from our operations will be sufficient to fund our operations for the next twelve months.
Effect of Inflation
     Although inflation generally affects us by increasing our cost of labor and equipment, we do not believe that inflation has had any material effect on our results of operations for the nine months ended September 30, 2006.
Impact of Recently Issued Accounting Standards
     In February 2006, the Financial Accounting Standards Board, (“FASB”) issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments (“SFAS 155”). SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We do not expect that the adoption of SFAS 155 will impact our financial statements.
     In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (“FIN 48”). This authoritative interpretation clarifies and standardizes the manner by which companies will be required to account for uncertain tax positions. Adoption of FIN 48 is required for fiscal years beginning after December 15, 2006. We will be required to adopt FIN 48 no later than the quarter beginning January 1, 2007. We are currently in the process of evaluating the interpretation and have not yet determined the impact, if any, that FIN 48 will have on our financial position or results of operations.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in U.S. GAAP and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We will adopt SFAS 157 as required and are currently evaluating the impact of this Statement on our financial statements.
Off-Balance Sheet Arrangements
     We had no off-balance sheet arrangements as of September 30, 2006.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     To date, all of our sales have been denominated in U.S. dollars. Although we utilize third-party services outside the United States, all of these expenses are paid in U.S. dollars. In addition, we hold no derivative financial instruments and do not currently engage in hedging activities.
     The primary objective of our investment activities is to preserve our capital for the purpose of funding operations, while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds and corporate debt securities. Our cash and cash equivalents at September 30, 2006 included liquid money market accounts. Due to the short-term nature of our investments, we believe that there is no material exposure to interest rate risk arising from them.
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
     As of September 30, 2006, we carried out an evaluation, under the supervision and with the participation of our management, our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective and were operating at the reasonable assurance level.
     In addition, there were no changes in our internal control over financial reporting that occurred in the quarter ended September 30, 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Risks Related to Our Business and Industry
We have Substantial Customer Concentration, with One Customer Accounting for a Substantial Portion of our Revenues through September 30, 2006.
     We currently derive a significant portion of our revenues from one customer, Cingular Wireless. Our relationship with Cingular Wireless dates back to January 2001 when we began providing service to AT&T Wireless, which was subsequently acquired by Cingular Wireless. For the three months ended September 30, 2006, Cingular Wireless accounted for approximately 64% of our revenues, compared to 74% for the three months ended September 30, 2005. Our two largest customers, Cingular Wireless and Vonage, accounted for approximately 73% of our revenues for the three months ended September 30, 2006, and for 81% of our revenues for the three months ended June 30, 2006. For the three months ended September 30, 2006, Vonage accounted for approximately 9% of our revenues, and for the three months ended June 30, 2006, Vonage accounted for approximately 13% of our revenues.
A Slow Down in Market Acceptance and Government Regulation of Voice over Internet Protocol Technology Could Negatively Impact Our Ability to Grow Our Revenues.
     Serving providers of Voice over Internet Protocol (“VoIP”) is an important part of our business plan. A slow down in market acceptance and increased government regulation of VoIP technology could negatively impact our ability to achieve and maintain profitability and grow our revenues. The success of one key element of our growth strategy depends upon the success of VoIP as an alternative to traditional forms of telephone communication. We began targeting the VoIP market in 2004. VoIP customers contributed approximately 35.6% or $6.7 million of our revenues for the three months ended September 30, 2006, 30.5% or $5.3 million to our total revenues for the three months ended June 30, 2006, 16.3% or $8.8 million to our total revenues in 2005 and $0 in 2004.
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
Fraudulent Internet Transactions Could Negatively Impact Our Business.
     Our business may be exposed to risks associated with Internet credit card fraud and identity theft that could cause us to incur unexpected expenditures and loss of revenues. Under current credit card practices, a merchant is liable for fraudulent credit card transactions when, as is the case with the transactions we process, that merchant does not obtain a cardholder’s signature. Although our communications service provider (“CSP”) customers currently bear the risk for a fraudulent credit card transaction, in the future we may be forced to share some of that risk and the associated costs with our CSP customers. To the extent that technology upgrades or other expenditures are required to prevent credit card fraud and identity theft, we may be required to bear the costs associated with such expenditures. In addition, to the extent that credit card fraud and/or identity theft cause a decline in business transactions over the Internet generally, both the business of the CSP and our business could be adversely affected.
If the Wireless Services Industry Experiences a Decline in Subscribers, Our Business May Suffer.
     The wireless services industry has faced an increasing number of challenges, including a slowdown in new subscriber growth. According to the Telephone Industry Association’s 2005 Telecommunications Market Review and Forecast, because a majority of the U.S. population is already subscribing to mobile phone service, growth in the number of wireless communications subscribers will begin to slow and drop to single-digit increases beginning in 2005, with growth averaging 5.2% on a compound annual growth rate basis through 2008, resulting in roughly 200 million wireless communications subscribers in 2008. This reduction in the potential pool of transactions to be handled by us is compounded by reduced wireless industry churn rates, which translate into fewer churn-related transactions for us to process. Revenues from services performed for customers in the wireless services industry accounted for 68% of our revenues for the nine months ended September 30, 2006, and 80% and 84% of our revenues in 2005 and 2004, respectively.
We Have a Short Operating History and Have Incurred Net Losses and We May Not Be Profitable in the Future.
     We have a limited operating history and have experienced net losses through 2004, but were profitable in 2005 and in the first nine months of 2006. We may incur losses and we cannot assure you that we will be profitable in future periods. We may not be able to adequately control costs and expenses or achieve or maintain adequate operating margins. As a result, our ability to achieve and sustain profitability will depend on our ability to generate and sustain substantially higher revenues while maintaining reasonable cost and expense levels. If we fail to generate sufficient revenues or achieve profitability, we will continue to incur significant losses. We may then be forced to reduce operating expenses by taking actions not contemplated in our business plan, such as discontinuing sales of certain of our wireless services, curtailing our marketing efforts or reducing the size of our workforce.
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
     Prior to our initial public offering in June 2006, we had never operated as a public company. As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the Securities and Exchange Commission (“SEC”) and the Nasdaq Stock Market’s National Market, has imposed various new requirements on public companies, including requiring changes in corporate governance practices. Our management and other personnel need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations are increasing our legal and financial compliance costs and make some activities more time-consuming and costly. For example, we expect these new rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantial costs to maintain the same or similar coverage. These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.
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
Future Sales of Shares By Existing Stockholders Could Cause Our Stock Price to Decline.
     If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after the 180-day contractual lock-up and other legal restrictions on resale discussed in the final prospectus relating to our initial public offering lapse, the trading price of our common stock could decline. Based on shares outstanding as of September 30, 2006, upon completion of our initial public offering in June 2006, we had outstanding 31,935,860 shares of common stock. Of these shares, only the 8,125,962 shares of common stock sold in our initial public offering (including those shares sold upon the exercise of the over-allotment option) are freely tradable, without restriction, in the public market. Goldman, Sachs & Co. may, in its sole discretion, permit our officers, directors, employees and current stockholders who are subject to the 180-day contractual lock-up to sell shares prior to the expiration of the lock-up agreements.
     After the lock-up agreements pertaining to our initial public offering in June 2006 expire 180 days from the date of the final prospectus relating to such offering, up to an additional 23,679,176 shares will be eligible for sale in the public market, 13,348,155 of which are held by directors, executive officers and other affiliates and will be subject to volume limitations under Rule 144 under the Securities Act of 1933 (the “Securities Act”), as amended, and various vesting agreements. In addition, the 94,828 shares subject to outstanding warrants and the 4,206,805 shares that are either subject to outstanding options or reserved for future issuance under our 2000 Stock Option Plan and 2006 Equity Incentive Plan will become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements, the lock-up agreements and Rules 144 and 701 under the Securities Act. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

     Some of our existing stockholders have demand and piggyback rights to require us to register with the SEC up to 10,940,309 shares of our common stock that they own. In addition, our existing warrant holders have piggyback rights to require us to register with the SEC up to 94,828 shares of our common stock that they acquire upon exercise of their warrants. If we register these shares of common stock, the stockholders can freely sell the shares in the public market. All of these shares are subject to lock-up agreements restricting their sale for 180 days after the date of the final prospectus relating to our initial public offering.
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
Existing Stockholders Significantly Influence Us and Could Delay or Prevent an Acquisition By a Third Party.
     Upon completion of our initial public offering in June 2006 and the exercise of the over-allotment option by our IPO underwriters, executive officers, directors and their affiliates beneficially owned, in the aggregate, approximately 42.25% of our outstanding common stock. As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could have the effect of delaying or preventing a third party from acquiring control over us.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     During the three months ended September 30, 2006, we granted restricted stock awards and options to purchase an aggregate of 280,500 shares of common stock to our employees under the 2006 Plan. During this period, we issued an aggregate of 26,182 shares of common stock pursuant to the exercise of stock options for cash consideration with aggregate exercise proceeds of $7,843. The issuances relating to 6,199 of these shares were undertaken in reliance upon the exemption from registration requirements of Rule 701 of the Securities Act and Section 4(2) of the Securities Act.
     On June 14, 2006, our Registration Statement on Form S-1 (File No. 333-132080) relating to the IPO was declared effective by the SEC. The managing underwriters of the IPO were Goldman, Sachs & Co., Deutsche Bank Securities Inc. and Thomas Weisel Partners LLC. On June 20, 2006, we sold 6,532,107 shares of common stock in the IPO for net proceeds to us of $45.6 million. In July 2006, we sold an additional 959,908 shares of common stock upon the exercise of an over-allotment option granted to the underwriters for net proceeds to us of $7.1 million. No offering expenses were paid directly or indirectly to any of our directors or officers or persons owning ten percent or more of any class of our equity securities or to any other affiliates. We have invested our net proceeds of the offering in money market funds pending their use to fund our expansion. There has been no material change in our planned use of proceeds from the IPO from that described in the final prospectus filed with the SEC pursuant to Rule 424(b).
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