Form 10-K
period 2006-12-31
SYNCHRONOSS TECHNOLOGIES INC
filed 2007-03-16
CIK 1131554

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 000-52049

SYNCHRONOSS TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	06-159540
(State of incorporation)	(IRS Employer Identification No.)

750 Route 202 South, Suite 600, Bridgewater, New Jersey 08807
(Address of principal executive offices, including ZIP code)

(866) 620-3940
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.0001 par value

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”).  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “Accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☐     Accelerated Filer ☐     Non-Accelerated Filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant as of June 30, 2006, based upon the closing price of the common stock as reported by The NASDAQ Stock Market on such date was approximately $147 million.

As of January 31, 2007, a total of 32,285,073 shares of the Registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference to portions of the registrant’s definitive Proxy Statement for its 2007 Annual Meeting of Stockholders (the “Proxy Statement”), which is expected to be filed not later than 120 days after the registrant’s fiscal year ended December 31, 2006. Except as expressly incorporated by reference, the Proxy Statement shall not be deemed to be a part of this report on Form 10-K.

SYNCHRONOSS TECHNOLOGIES, INC.

FORM 10-K

DECEMBER 31, 2006

PART I

ITEM 1.	BUSINESS

The words “Synchronoss”, “we”, “our”, “ours”, “us” and the “Company” refer to Synchronoss Technologies, Inc. All statements in this discussion that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding Synchronoss’ “expectations”, “beliefs”, “hopes”, “intentions”, “strategies” or the like. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Synchronoss cautions investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to, the risk factors discussed in this Annual Report on Form 10-K. Synchronoss expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in Synchronoss’ expectations with regard thereto or any change in events, conditions, or circumstances on which any such statements are based.

General

We are a leading provider of on-demand multi-channel transaction management solutions to communications service providers (CSPs). We have designed our solution to be flexible across communication services and channels (i.e., e-commerce, CSP stores and other retail outlets, etc.), allowing us to meet the rapidly changing and converging services offered by CSPs. By simplifying technological complexities through the automation and integration of disparate systems, we enable CSPs to acquire, retain and service customers quickly, reliably and cost-effectively. We enable service providers to drive growth in new and existing markets while delivering an improved customer experience at lower costs. We target complex and high-growth markets including wireless, high speed access (i.e., cable, DSL and Wi-Max), Voice over Internet Protocol (VoIP),video and also target CSP’s bundling of these services (e.g., double, triple and quadruple plays) and their intersection (i.e., video over wireless, IPTV, content activation). Our ActivationNow® platform automates, synchronizes and simplifies electronic order management, activation and provisioning of these services.

Our industry-leading customers include Cingular Wireless, Vonage Holdings, Cablevision Systems Corporation, Level 3 Communications, SunRocket, Covad, Verizon Business Solutions, Clearwire, Time Warner Cable, Comcast and AT&T. Our CSP customers use our platform and technology to service both consumer and business customers, including over 300 of the Fortune 500 companies. These customers rely on our services to speed, simplify and automate the process of activating their customers and delivering communications services across interconnected networks or providing digital content. In addition, we offer and are targeting growth in services that automate other aspects of the CSPs’ ongoing customer relationships, such as product upgrades, content activation and customer care. Our ActivationNow® platform provides seamless integration between customer-facing CSP applications and “back-office” or infrastructure-related systems and processes. Our platform streamlines these business processes, enhancing the customer experience and allowing us to offer reliable, guaranteed levels of service, which we believe is an important differentiator of our service offering. The end result is very high automation rates which helps drive a better, more complete and cost-effective customer experience.

We were incorporated in Delaware in 2000. Our internet address is www.synchronoss.com. On this website, we post the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the U.S. Securities and Exchange Commission (SEC): our annual reports on Form 10-K, quarterly reports on Form 10-Q, our current reports on Form 8-K, our proxy statement on Form 14A related to our annual stockholders’ meeting and any amendment to those reports or statements filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. All such filings are available on the Investors Relations portion of our web site free of charge. The contents of our web site are not intended to be incorporated by reference into this Form 10-K or in any other report or document we file.

The Synchronoss Solution

Our ActivationNow® platform provides comprehensive multi-channel order processing, transaction management and service provisioning. We have designed ActivationNow® to be a flexible, highly available, scalable, open and on-demand platform, offering a unique solution for managing transactions relating to a wide range of existing communications and digital content services as well as the rapid deployment of new services. In addition to handling large volumes of customer transactions quickly and efficiently, our solution is designed to recognize, isolate and address transactions when there is insufficient information or other erroneous process elements.

Our solution also offers a centralized reporting platform that provides intelligent, real-time analytics around the entire workflow related to transactions. This reporting allows CSPs to appropriately identify trends, their customer’s segments, areas where their business has increased, and empowers the CSP’s product managers with the tools to maximize their marketing trade and promotion dollars and merchandising. Our platform’s automation and ease of integration allows leading CSPs and handset device manufacturers to lower the cost of new customer acquisitions, more effectively add bundled applications and content, streamline on-going customer care, enhance the accuracy and reliability of customer transactions and respond rapidly to competitive market conditions.

Examples of customer-oriented transactions we have the capability to automate and manage include:

•	New account setup and activations — including credit checks, address validation and equipment availability;

•	Feature requests — adding new functionality to existing services;

•	Contract renewals — for consumers and enterprises;

•	Number port requests — local number portability;

•	Customer migration — between technologies and networks;

•	Equipment orders — wireless handsets, accessories, etc.;

•	Video Activation — activate the video functionality on a 3G phone;

•	Content/Data Activation — activation of the content/data packages; and

•	Complex Service Bundles — wireline, wireless, VoIP, and High-Speed Data offerings.

Our solution is also designed to recognize, isolate and address transactions when there is insufficient information or other erroneous process elements, through a suite of capabilities we refer to as “exception handling.” Our exception handling service is designed to consistently meet service level agreements (SLAs), for transactions that are not fully automated or have erroneous process elements. Our exception handling service utilizes two tiers of our platform, the Workflow Manager and the Visibility Manager, to identify, correct and process non-automated transactions and exceptions in real-time. Critical functions provided by our exception handling service center include streamlining operations by reducing the number of transactions processed with human intervention.

Our flexible solution can manage transactions relating to a wide range of existing communications and digital content services across the many segments of CSPs. For example, we enable wireless providers to conduct business-to-consumer, or B2C, and business-to-business, or B2B, transactions. We also furnish VoIP providers with customer-branded portals, as well as the gateway to service their retail customers and subscribers. The capabilities of our ActivationNow® platform allow CSPs to improve operational performance and efficiencies and rapidly deploy new services.

Our solution is designed to be:

Highly Automated:  We designed our ActivationNow® platform to eliminate manual processes and to automate otherwise labor-intensive tasks, thus improving operating efficiencies and reducing costs. By tracking every order and identifying those that are not provisioned properly, we substantially reduce the need for manual intervention. Our technology automatically guides a customer’s request for service through the entire series of required steps.

Predictable and Reliable Customer Experience:  We are committed to providing high-quality, dependable services to our customers. To ensure reliability, system uptime and other service offerings are guaranteed through our commitment to SLAs. Our product is a complete customer management solution, including exception handling, which we believe is one of the main factors that differentiates us from our competitors. In performing exception handling, our platform recognizes and isolates transaction orders that are not configured to specifications, processes them in a timely manner and communicates these orders back to our customers, thereby improving efficiency and reducing backlog. If manual intervention is required, our exception handling is outsourced to centers located in India, Canada and the United States. In addition, our database design preserves data integrity while ensuring fast, efficient, transaction-oriented data retrieval methods. As a demonstration of resilience, the database design has remained stable during the life and evolution of other components of our platform. This stability provides reusability of the business functionality as new, updated graphical user interfaces are developed.

Seamless:  Our ActivationNow® platform integrates information across the service provider’s entire operation, including customer information, order information, product and service information, network inventory and workflow information. We have built our ActivationNow® platform using an open design with fully-documented software interfaces, commonly referred to as application programming interfaces, or APIs. Our APIs make it easier for our customers, partners and other third parties to integrate the ActivationNow® platform with other software applications and to build Web-based applications incorporating third-party or CSP-designed capabilities. Through our open design and alliance program, we provide our customers with superior solutions that combine best-of-breed applications with the efficiency and cost-effectiveness of commercial, packaged interfaces.

Scalable:  Our ActivationNow® platform is designed to process expanding transaction volumes reliably and cost effectively. Transaction volume has increased rapidly since our inception. We anticipate substantial future growth in transaction volumes and believe our platform is capable of scaling its output commensurately, requiring principally routine computer hardware and software updates. In addition, we believe our platform enables service and digital convergence providers to offer a variety of services more quickly and to package and price their services cost effectively by integrating them with available network capacity and resources.

Value-added Reporting:  Our ActivationNow® platform attributes are tightly integrated into the critical workflows of our customers. The ActivationNow® platform has analytical reporting capabilities that provide real-time information for every step of the relevant transaction processes. In addition to improving end-user customer satisfaction, these capabilities provide our customers with value-added insights into historical and current transaction trends. We also offer mobile reporting capabilities for key users to receive critical data about their transactions on their mobile devices. Our platform’s capabilities provide what we believe to be a more cost-effective, efficient and productive approach to e-commerce. Our solutions allow our customers to reduce overhead costs associated with building and operating their own e-commerce and customer transaction management infrastructure. We also provide our customers with the information and tools to more efficiently manage marketing and operational aspects of their business. In addition, the automation and ease of integration of our on-demand software allows CSPs to accelerate the deployment of their services and new service offerings by shortening the time between a customer’s order and the provisioning of service.

Demand Drivers for Our Multi-Channel Transaction Management Solutions

Our services are capable of managing a wide variety of transactions across multiple CSP delivery models, allowing us to benefit from increased growth, complexity and technological change in the communications industry. As communications technology has evolved, new access networks, end-devices and applications with multiple features have emerged. This proliferation of services and advancement of technologies, combined with their bundling (i.e., double, triple and quadruple plays) are accelerating subscriber growth and increasing the number of transactions between CSPs, and their customers. Currently, growth in wireless services, the adoption of VoIP and the increasing importance of e-commerce are strongly driving demand for our transaction management solutions. In addition, we see an opportunity to provide our services to the high-growth market of bundled services (including voice, video, data and wireless) resulting from converging technology markets. We support and target transactions ranging from initial service activations to ongoing customer lifecycle transactions, such as additions, subtractions and changes to services. The need for CSPs to deliver these transactions efficiently increases demand for our on-demand software delivery model. The rapid emergence of all digital, IP-based networks is causing the creation of telecommunications services to be less dependent on particular elements of network infrastructure. In this environment, CSPs are increasingly relying on intelligent platform solutions such as our own in order to quickly develop new packages of service offerings. The critical driver of adoption of our services is shifting from cost reduction at CSPs to generating new revenues via on-demand service creation and bundling. In this environment, we believe that our on-demand capabilities will be a major value-added difference to our CSPs and their largest customers. Our transaction management solutions are available through multiple channels: e-commerce, CSP stores and other retail outlets. Our customers value our multi-channel transaction management solutions, which we believe will be a key differentiator.

Growth in Handset Devices, Network Technology, and Applications and Content.  The communications market is moving towards a next generation mobility marketplace, defined as allowing both business and consumer customers to choose a wide range of smart mobile devices, supported on multiple network technologies. By developing such seamless mobility environment, it will fuel a whole set of new transactions designed around providing many forms of enhanced content and applications to increase the monthly average revenue per user (ARPU) of each individual subscriber.

Adoption of VoIP.  Internet Protocol-based network technologies are transforming the communications marketplace and VoIP applications are just starting to be deployed. The total number of residential US VoIP customers is expected to grow from 11 million in 2005 to 44 million in 2010, representing a compound annual growth rate of 173% according to International Data Corporation, or IDC. Our strong market capture across new entrants, cable companies and traditional communications providers positions us well to leverage our existing base and maximize capture of new transaction types.

Continued growth of e-commerce.  Internet-based commerce provides CSPs with the opportunity to cost-effectively gain new customers, provide service and interact more effectively. Specifically Cost per Gross Add (CPGA) for a customer obtained via e-commerce can be up to 50% less than those obtained via traditional bricks and mortar. In addition, Forrester Research projects e-commerce sales in the United States to grow from $172 billion in 2005 to $329 billion in 2010. With the dramatic increase in Internet usage and desire to directly connect with end users over the course of the customer lifecycle, CSPs are increasingly focusing on e-commerce as a channel for customer acquisition and delivery of ongoing services.

Growth in on-demand delivery model.  Our on-demand business model enables delivery of proprietary solutions over the Internet as a service. Customers do not have to make large and risky upfront investments in software, additional hardware, extensive implementation services and additional IT staff. Because we implement all upgrades to software on our servers, they automatically become part of our service and available to benefit all customers immediately.

Pressure on CSPs to improve efficiency.  Increased competition and excess network capacity have placed significant pressure on CSPs to reduce costs and increase revenues. At the same time, due to deregulation, the emergence of new network technologies and the proliferation of services, the complexity of back office operations has increased significantly. As a result, CSPs are looking for ways to offer new communications services more rapidly and efficiently to existing and new customers. Increased competition and demand for superior end-user experience have placed significant pressure on CSPs to improve customer focused processes. CSPs are increasingly turning to transaction based, cost effective, scalable and automated third-party solutions that can offer guaranteed levels of service delivery.

Our Growth Strategy

Our growth strategy is to establish our ActivationNow® platform as the premium platform for leading providers of communications services and digital convergence services, while investing in extensions of the services portfolio. We believe the final and key differentiators in next generation mobility will be to provide a more automated and robust customer experience. We will focus our technology and efforts around improving functionality, helping CSP’s drive higher ARPU, and allowing more capabilities for ordering bundled applications and content offerings across these same complex and advanced networks.

Key elements of this strategy are:

Expand Customer Base and Target New and Converged Industry Segments.  The ActivationNow® platform is designed to address CSPs and business models across the range of the communications services and digital content markets, a capability we intend to exploit by targeting new industry segments such as converged service providers, cable operators (MSOs), wireless broadband/ WiMAX operators and online content providers. Due to our deep domain expertise and ability to integrate our services across a variety of CSP networks, we have been able to provide services to converging technology markets, such as providers offering integrated packages of voice, video, data, music, TV and/or wireless service (i.e., double, triple and quadruple plays).

Continue to Exploit VoIP Industry Opportunities.  We believe continued rapid VoIP industry growth will expand the market and demand for our services. Being the trusted partner to VoIP industry leaders, including Vonage Holdings, Time Warner Cable and Cablevision, positions us well to benefit from the evolving needs, requirements and opportunities of the VoIP industry.

Enhance Current Wireless Industry Leadership.  Spending in the global wireless industry has grown significantly in recent years. The Yankee Group predicts that the e-commerce channel will be the fastest growing channel for wireless handsets, growing from 12 million transactions in 2007 to 22 million in 2009, or an annual growth rate of 35%. The up-tick in spending is happening because myriad advanced applications are being offered, including wireless Internet access, multimedia messaging, games and Wi-Fi. These applications translate into new transaction types that we can meld into our workflow management system.

We currently process hundreds of thousands of wireless transactions every month, which are driven by increasing numbers of wireless subscribers and by wireless subscriber churn resulting from local number portability, service provider competition and other factors.

Further Penetrate our Existing Customer Base.  We derive significant growth from our existing customers as they continue to expand into new distribution channels, require new service offerings and increase transaction volumes. As CSPs expand consumer, business and indirect distribution, they require new transaction management solutions which drive increasing amounts of transactions over our platform. Many customers purchase multiple services from us, and we believe we are well positioned to cross-sell additional services to customers who do not currently purchase our full services portfolio. In addition, the increasing importance and expansion of Internet-based e-commerce has led to increased focus by CSPs on their e-channel distribution, thus providing another opportunity for us to further penetrate into existing customers.

Expand Into New Geographic Markets.  Our current customers operate primarily in North America. We believe there is an opportunity for us to obtain new customers outside of North America. We currently intend to take our business global by penetrating new geographic markets within the next two years, particularly Europe, Asia/Pacific and Latin America, as these markets experience similar trends to those that have driven growth in North America.

Expand into the Smart Handset Markets.  Our proprietary technology allows CSPs to bring together disparate systems and manage the ordering, activation and provisioning of communications services, allowing them to lower the cost of new customer acquisition and product lifecycle management. We believe the smart handset makers will face the same hurdles and we plan to extend our technology from the network to the interface and software that sits on the actual smart handset. As new Smart phones are deployed, we will strive to ensure our technology can support a “plug and play” approach to end users wishing to purchase new advanced services, by automating and re-using our current platform’s embedded roots with many of the leading service providers today across all wireless, wireline, VoiP, and high speed data networks.

Maintain Technology Leadership.  Our proprietary technology allows CSPs to bring together disparate systems and manage the ordering, activation and provisioning of communications services, allowing them to lower the cost of new customer acquisition and product lifecycle management. We intend to build upon our technology leadership by continuing to invest in research and development to increase the automation of processes and workflows, thus driving increased interest in our solutions by making it more economical for CSPs to use us as a third-party solutions provider. In addition, we believe our close relationships with our tier-

one CSPs will continue to provide us with valuable insights into the challenges that are creating demand for next-generation solutions.

Products and Services

We are a leading provider of multi-channel transaction management solutions to the communications services and digital content marketplaces based on our penetration and relationships with key CSPs. Our offerings are designed to allow our customers to respond to market demand quickly and efficiently, to optimize service offerings and to build stronger relationships with their customers. In addition, we offer process and workflow consulting services, development services and enterprise portal management services. From time to time, the Company will provide these services for a fee as part of the process of transitioning new customers onto our platform and integrating our platform with the customer’s back office systems. These services enable our customers to realize the benefits of our transaction management solution.

ActivationNow® Platform

Our ActivationNow® platform addresses a service provider’s needs and requirements with a flexible design which can scale with their expanding business operations. The ActivationNow® platform is engineered to meet volume, speed to market and service guarantees which are important differentiators of the Synchronoss transaction management solution. The ActivationNow® platform is a fully hosted service delivered over the Internet or a dedicated communication channel. Each new customer addition comes with a specific transaction fee and with guaranteed service levels. In addition, ActivationNow® platform provides complete work flow management, including exception handling. Our ActivationNow® platform:

•	Provides what we believe to be one of the lowest cost per gross adds in the wireless e-commerce market;

•	Handles extraordinary transaction volumes with our scalable platform;

•	Delivers speed to market on new and existing offerings;

•	Enables multi-channel transaction management solutions to be deployed; and

•	Guarantees performance backed by solid business metrics and SLAs.

The ActivationNow® platform is designed to integrate with back-office systems, allowing work to flow electronically across the service provider’s and digital convergence provider’s organization while providing ready access to performance and resource usage information. Our integrated approach provides comprehensive support for current and emerging services, network technologies, smart handset devices and evolving business processes across all forms of bundled services.

The ActivationNow® platform (see Illustration 1 below) is comprised of four distinct tiers, each providing solutions to the most common and critical needs of our customers.

Illustration 1

PerformancePartner® Portal

Our PerformancePartner® portal, the first tier of the ActivationNow® platform, is a graphical user interface that allows entry of transaction data into the gateway. Through the PerformancePartner® portal, the CSPs can set up accounts, renew contracts and update and submit new transactions for transaction management processing.

Gateway Manager

Our gateways, the service provisioning subsystems and second tier of the ActivationNow® platform, provide the capability to fulfill multiple transactions. These gateways are the engines that support our clients’ front-end portals, handling hundreds of thousands of transactions on a monthly basis. Our gateways deliver flexible architecture, supporting seamless entry and rapid time to market for our CSP customers. In addition, these gateways contain business rules to interact with the CSPs’ back-office and third-party trading partners.

WorkFlow Manager

Our WorkFlow Manager, the third tier of our ActivationNow® platform, provides a seamless interaction with all third-party relationships and enables CSPs to have a single transaction view, including all relevant data from third-party systems. The Workflow Manager is designed to ensure that each customer transaction is fulfilled accurately and offers:

•	Flexible configuration to meet individual CSP requirements;

•	Centralized queue management for maximum productivity;

•	Real-time visibility for transaction revenues management;

•	Exception handling management;

•	Order view available during each stage of the transactional process; and

•	Uniform look and integrated experience.

By streamlining all procurement processes from pre-order through service activation and billing, our WorkFlow Manager reduces many costs and time impediments that often delay the process of delivering products and services to end-users.

Visibility Manager

The fourth tier of our ActivationNow® platform, our Visibility Manager, provides historical trending and mobile reporting to our CSP customers, supports best business practices and processes and allows CSPs to assess whether daily metrics are met or exceeded. The Visibility Manager offers:

•	A centralized reporting platform that provides intelligent analytics around the entire workflow;

•	Transaction management information;

•	Historical trending; and

•	Mobile reporting for key users to receive critical transaction data on mobile devices.

The Gateway Manager, WorkFlow Manager and Visibility Manager tiers are typically deployed by all of our customers. The PerformancePartner® portal is deployed only if our customer does not have a front-end portal to interact with end-user customers. All of our four tiers are designed to be open and flexible to enable rapid deployments. One critical function provided by our ActivationNow® platform design is information management. By making information more accessible and useful, our ActivationNow® platform enables a service provider to manage its business more efficiently, to provide more services with the highest possible quality and to deliver superior customer care. Our ActivationNow® platform is designed to recognize, isolate and address transactions when there is insufficient information or other erroneous process elements through a suite of capabilities we refer to as “exception handling.” Our solution offers a centralized reporting platform that provides intelligent, real-time analytics around the entire workflow related to a transaction. The Workflow Manager and the Visibility Manager identify, correct and process non-automated transactions and exceptions in real-time, which we believe are key differentiators for our solution.

Customers

Our typical customers are providers of communications services, from traditional local and long-distance services to Internet-based services. We serve wireless service providers, such as Cingular Wireless; providers of VoIP services, such as Vonage Holdings and Cablevision Systems; VoIP enablers, such as Level 3 Communications; and long distance carriers, such as Verizon Business. We also serve emerging CSPs, such as Clearwire. We maintain strong and collaborative relationships with our customers, which we believe to be one of our core competencies and critical to our success. We are generally the only provider of the services we offer to our customers. Our contracts typically extend up to 48 months in length and include minimum transaction or revenues commitments from our customers. All of our significant customers may terminate their contracts for convenience upon written notice and payment of contractual penalties. We have a long-standing relationship with Cingular Wireless dating back to January 25, 2001 when we began providing service to AT&T Wireless, which was subsequently acquired by Cingular Wireless, and in December 2006 became a division of AT&T Inc. In addition to other ongoing arrangements with Cingular Wireless, we are the primary provider of e-commerce transaction management solutions to Cingular Wireless. Under the terms of this agreement, Cingular Wireless may terminate its relationship with us for convenience, although we believe Cingular would encounter substantial costs in replacing our transaction management solution. For 2006, we received 65% of our revenues from Cingular Wireless, compared to 80% of our revenues in 2005. Our only other customer accounting for at least 10% of our revenues in 2006 was Vonage Holdings.

Sales and Marketing

Sales

We market and sell our services primarily through a direct sales force. To date, we have concentrated our sales efforts on a range of CSPs that offer wireless, broadband, VoIP and wireline services that offer digital convergence services. Following each sale, we assign account managers to provide ongoing support and to identify additional sales opportunities. We generate leads from contacts made through trade shows, seminars, conferences, market research, our Web site, customers, partners and our ongoing public relations program. Our sales effort has thus far been focused on North American customers. However, because of ongoing privatization and the increasing competition among CSPs in international markets, we intend to expand our sales and marketing efforts outside of North America, through a combination of direct sales in selected markets, continued partnerships and the extension of our relationships with existing customers as they expand into international markets.

Marketing

We focus our marketing efforts on product initiatives, creating awareness of our services and generating new sales opportunities. We base our product management strategy on an analysis of market requirements, competitive offerings and projected cost savings. Our product managers are active in numerous technology and industry forums such as CTIA, VON and NCTA at which we demonstrate our transaction management solutions.

In addition, through our product marketing and marketing communications functions, we manage and maintain our Web site, publish product related communications and educational white papers and conduct seminars and user group meetings. We also have an active public relations program and maintain relationships with recognized industry analysts such as IDC and Yankee Group. We also actively sponsor technology-related conferences and demonstrate our solution at trade shows targeted at providers of communications services.

Operations and Technology

We leverage a common, proprietary e-commerce information technology platform, to deliver carrier grade services to our customers across communication and digital convergence market segments. Constructed using a combination of internally developed and licensed technologies, our e-commerce platform integrates our order management, gateway, workflow and reporting into a unified system. The platform is a secure foundation on which to build and offer additional services and maximize performance, scalability and reliability.

Exception Handling Services

We differentiate our services from both the internal and competitive offerings by handling exceptions through both our technology and human touch solutions, a substantial portion of which is provided by third-party vendors. Our business process engineers optimize each workflow; however, there are exceptions and we handle these to ensure the highest quality customer experience at the lowest cost. Our exception handling services handle the customer communication touchpoints including provisioning orders, inbound calls, automated IVR responses (e.g., order status, address changes), web forums, inbound and outbound email, proactive outbound calls (e.g., out of stock, backorders, exceptions) and self-correct order tools. These services are continuously reviewed for improved workflow and automation. We use third-party vendors in providing exception handling services, each of whom provide services under automatically renewable contracts.

Data Center Facilities

For over five years, we have operated and maintained a data center in Bethlehem, PA, and have consistently focused on the security, technology, maintenance, staffing and reliability of the data center facility. This secure facility houses all customer-facing, production, test and development systems that are the backbone of the services delivered to our customers. The facility and all systems are monitored 7 days a week, 24 hours a day, and are protected via multiple layers of physical and electronic security measures. In addition, a redundant power supply ensures constant, regulated power into the Managed Data Facility and a back-up generator system provides power indefinitely to the facility in the event of a utility power failure. All systems in the Managed Data Facility are monitored for availability and performance using industry standard tools such as HP OpenView®, Big Brother®, Oracle Enterprise Manager®, CiscoWorks® and Empirix OneSight®.

Network

We use AT&T, a tier-one service provider, to provide a managed, fully-redundant network solution to deliver enterprise scale services to its customers. Specifically, we have two OC-3 fiber optic rings, delivering 115MB/sec of highly redundant bandwidth to the Bethlehem and Bridgewater facilities. WAN connectivity between our locations is achieved via a DS-3 MPLS circuit and Internet access to each location via a dedicated DS-3. A dedicated fiber-optic connection, provided by Level 3 Communications, is utilized to provide a data center backbone connection between our Bethlehem and Bridgewater facilities that is used for disaster recover.

Disaster Recovery Facility

We operate a second data center facility at our corporate headquarters in Bridgewater, New Jersey that is used to provide a hot site for disaster recovery purposes. In the event of a major service disruption at our primary facility, production application services will be activated at the secondary facility and services will be restored in a period of time required to meet all customer-facing service level agreements (SLAs) for availability and service delivery.

Customer Support

Our Customer Service Center (CSC) acts as an initial point of contact for all customer related issues and requests. The CSC staff is available 7 days a week via phone, email or pager to facilitate the diagnosis and resolution of application and service related issues with which they are presented. Issues that require further investigation are immediately escalated to our product and infrastructure support teams on behalf of the customer to provide the greatest speed of problem resolution and highest levels of customer service.

Competition

Competition in our markets is intense and includes rapidly-changing technologies and customer requirements, as well as evolving industry standards and frequent product introductions. We compete primarily on the basis of the breadth of our domain expertise and our proprietary exception handling, as well as on the basis of price, time-to-market, functionality, quality and breadth of product and service offerings. We believe the most important factors making us a strong competitor include:

•	the breadth and depth of our transaction management solutions, including our exception handling technology;

•	the quality and performance of our product;

•	our high-quality customer service;

•	our ability to implement and integrate solutions;

•	the overall value of our platform; and

•	the references of our customers.

We are aware of other software developers and smaller entrepreneurial companies that are focusing significant resources on developing and marketing products and services that will compete with our ActivationNow® platform. We anticipate continued growth in the communications industry and the entrance of new competitors in the order processing and transaction management solution market and expect that the market for our products and services will remain intensely competitive.

Government Regulation

We are not currently subject to direct federal, state or local government regulation, other than regulations that apply to businesses generally. Many of our customers are subject to regulation by the Federal Communications

Commission, or FCC. Changes in FCC regulations that affect our existing or potential customers could lead them to spend less on transaction management solutions, which would reduce our revenues and could have a material adverse effect on our business, financial condition or results of operations.

Intellectual Property

To establish and protect our intellectual property, we rely on a combination of copyright, trade secret and trademark laws, as well as confidentiality procedures and contractual restrictions. Synchronoss®, the Synchronoss logo, PerformancePartner® and ActivationNow® are registered trademarks of Synchronoss Technologies, Inc. In addition to legal protections, we rely on the technical and creative skills of our employees, frequent product enhancements and improved product quality to maintain a technology-leadership position. We cannot be certain that others will not develop technologies that are similar or superior to our technology.

We generally enter into confidentiality and invention assignment agreements with our employees and confidentiality agreements with our alliance partners and customers, and we generally control access to and distribution of our software, documentation and other proprietary information.

Employees

We believe that our growth and success is attributable in large part to our employees and an experienced management team, many members of which have years of industry experience in building, implementing, marketing and selling transaction management solutions critical to business operations. We intend to continue training our employees as well as developing and promoting our culture and believe such efforts provide us with a sustainable competitive advantage. We offer a work environment that enables employees to make meaningful contributions, as well as incentive programs to continue to motivate and reward our employees.

As of December 31, 2006, we had 170 full-time employees. None of our employees are covered by any collective bargaining agreements.

Executive Officers of the Registrant

The following sets forth certain information regarding our Executive Officers as of February 28, 2007:

Name	Age	Position

Stephen G. Waldis	39	Chairman of the Board of Directors, President and Chief Executive Officer
Lawrence R. Irving	50	Chief Financial Officer and Treasurer
Robert Garcia	38	Executive Vice President of Operations and Service Delivery
Omar Tellez	38	Executive Vice President of Marketing
Chris Putnam	38	Executive Vice President of Sales
Ronald J. Prague	43	Vice President, General Counsel and Secretary
S. Andrew Cox	41	Chief Information Officer

Stephen G. Waldis has served as President and Chief Executive Officer of Synchronoss since founding the company in 2000 and has served as Chairman of the Board of Directors since February of 2001. Before founding Synchronoss, from 1994 to 2000, Mr. Waldis served as Chief Operating Officer at Vertek Corporation, a privately held professional services company serving the telecommunications industry. From 1992 to 1994, Mr. Waldis served as Vice President of Sales and Marketing of Logical Design Solutions, a provider of telecom and interactive solutions. From 1989 to 1992, Mr. Waldis worked in various technical and product management roles at AT&T. Mr. Waldis received a degree in corporate communications from Seton Hall University.

Lawrence R. Irving has served as Chief Financial Officer and Treasurer of Synchronoss since July 2001. Before joining Synchronoss, from 1998 to 2001, Mr. Irving served as Chief Financial Officer and Treasurer at CommTech Corporation, a telecommunications software provider that was acquired by ADC Telecommunications. From 1995 to 1998, Mr. Irving served as Chief Financial Officer of Holmes Protection Group, a publicly traded company which was acquired by Tyco International. Mr. Irving is a certified public accountant and a member of the New York State Society of Certified Public Accountants. Mr. Irving received a degree in accounting from Pace University.

Robert Garcia has served as Executive Vice President of Operations and Service Delivery and General Manager of the western office of Synchronoss since August 2000. Before joining Synchronoss, Mr. Garcia was a Senior Business Consultant with Vertek Corporation from January 1999 to August 2000. Mr. Garcia has also held senior management positions with Philips Lighting Company and Johnson & Johnson Company. Mr. Garcia received a degree in logistics and economics from St. John’s University in New York.

Chris Putnam has been with Synchronoss since January 2004 and has served as Executive Vice President of Sales of Synchronoss since April 2005. Mr. Putnam leads the Company’s new business initiatives and sales teams, and he is responsible for strategic account acquisitions such as Time Warner Cable, Comcast and Vonage. Prior to joining Synchronoss, from 1999 to 2004, Mr. Putnam served as Director of Sales for Perot Systems’ Telecommunications business unit. Mr. Putnam received a degree in communications from Texas Christian University.

Omar Tellez joined in June 2006 as Executive Vice President of Marketing. Before joining Synchronoss, Mr. Téllez was the Vice President of the Product Solutions Group at Openwave Systems from 2001 to 2006 and was with Booz Allen & Hamilton’s Communication Media and Technology Practice from 1996 to 2001. Mr. Tellez received a master of business administration degree from the Haas School of Business at the University of California, Berkeley, and a degree in industrial engineering from the Universidad de los Andes in Bogota, Colombia.

Ronald J. Prague joined Synchronoss in July 2006 as Vice President and General Counsel of Synchronoss and has served as Secretary since October 2006. Before joining Synchronoss, Mr. Prague held various positions with Intel Corporation from February 1998 to June 2006, most recently as Group Counsel for Intel’s Communications Infrastructure Group. Prior to joining Intel, Mr. Prague practiced law with the law firm of Haythe & Curley (now Torys LLP) from 1992 to 1998 and with Richards & O’Neil (now Bingham McCutchen) from 1988 to 1992. Mr. Prague is a graduate of Northwestern University School of Law and earned a degree in business administration and marketing from Cornell University.

S. Andrew Cox joined Synchronoss in December 2003 as Chief Information Officer. Prior to joining Synchronoss, from March 1997 to December 2003, Mr. Cox was the Managing Director for Infrastructure Solutions with CoreTech Consulting Group, and was an analyst with Rohm and Haas Company from December 1992 to March 1997. Mr. Cox received a degree in electrical engineering from Bucknell University and a Masters of Business Administration from Loyola College.

ITEM 1A.	RISK FACTORS

The following are certain risk factors that could affect our business, financial results and results of operations. You should carefully consider the following risk factors in connection with evaluating the forward-looking statements contained in this Annual Report on Form 10-K because these factors could cause the actual results and conditions to differ materially from those projected in forward-looking statements. The risks that we have highlighted here are not the only ones that we face. If any of the risks actually occur, our business, financial conditions or results of operations could be negatively affected. In that case, the trading price of our stock could decline, and our stockholders may lose part or all of their investment.

Risks Related to Our Business and Industry

We have Substantial Customer Concentration, with One Customer Accounting for a Substantial Portion of our 2006 Revenues.

We currently derive a significant portion of our revenues from one customer, Cingular Wireless. Our relationship with Cingular Wireless dates back to January 2001 when we began providing service to AT&T Wireless, which was subsequently acquired by Cingular Wireless and is now a division of AT&T Corp. For the year ended December 31, 2006, Cingular Wireless accounted for approximately 65% of our revenues, compared to 80% for the fiscal year ended December 31, 2005. Our five largest customers, Cingular Wireless, Vonage, Level 3

Communications, Time Warner Cable and Cablevision, accounted for approximately 94% of our revenues for the year ended December 31, 2006, compared to 96% of our revenues for the year ended December 31, 2005.

A Slow Down in Market Acceptance and Government Regulation of Voice over Internet Protocol Technology Could Negatively Impact Our Ability to Grow Our Revenues.

Serving providers of Voice over Internet Protocol, or VoIP, is an important part of our business plan. A slow down in market acceptance and increased government regulation of VoIP technology could negatively impact our ability to achieve and maintain profitability and grow our revenues. We began targeting the VoIP market in 2004. VoIP customers attributed approximately 34% or $24 million to our total revenues for the year ended December 31, 2006, and 17% or $9 million to our total revenues in 2005.

The regulatory status of VoIP is not clear and, in early 2004, the Federal Communications Commission (“FCC”) opened a proceeding to establish the regulatory framework for Internet Protocol-enabled services, including VoIP. In this proceeding, the FCC will address various regulatory issues, including universal service, intercarrier compensation, numbering, disability access, consumer protection and customer access to 911 emergency services. The outcome that the FCC reaches on these issues could have a material impact on our customers and potential customers and an adverse effect on our business. In addition, if access charges and tariffs are imposed on the use of Internet Protocol-enabled service, including VoIP, the cost of providing VoIP services would increase, which could have an adverse effect on our customers and our business.

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

If We Do Not Adapt to Rapid Technological Change in the Communications Industry, We Could Lose Customers or Market Share.

Our industry is characterized by rapid technological change and frequent new service offerings. Significant technological changes could make our technology and services obsolete, less marketable or less competitive. We must adapt to our rapidly changing market by continually improving the features, functionality, reliability and responsiveness of our transaction management services, and by developing new features, services and applications to meet changing customer needs. We may not be able to adapt to these challenges or respond successfully or in a cost-effective way. Our failure to do so would adversely affect our ability to compete and retain customers and/or market share.

The Success of Our Business Depends on the Continued Growth of Consumer and Business Transactions Related to Communications Services on the Internet.

The future success of our business depends upon the continued growth of consumer and business transactions on the Internet, including attracting consumers who have historically purchased wireless services and devices through traditional retail stores. Specific factors that could deter consumers from purchasing wireless services and devices on the Internet include concerns about buying wireless devices without a face-to -face interaction with sales personnel and the ability to physically handle and examine the devices.

Our business growth would be impeded if the performance or perception of the Internet was harmed by security problems such as “viruses,” “worms” and other malicious programs, reliability issues arising from outages and damage to Internet infrastructure, delays in development or adoption of new standards and protocols to handle increased demands of Internet activity, increased costs, decreased accessibility and quality of service, or increased government regulation and taxation of Internet activity. The Internet has experienced, and is expected to continue to experience, significant user and traffic growth, which has, at times, caused user frustration with slow access and download times. If Internet activity grows faster than Internet infrastructure or if the Internet infrastructure is otherwise unable to support the demands placed on it, or if hosting capacity becomes scarce, our business growth may be adversely affected.

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

Fraudulent Internet Transactions Could Negatively Impact Our Business.

Our business may be exposed to risks associated with Internet credit card fraud and identity theft that could cause us to incur unexpected expenditures and loss of revenues. Under current credit card practices, a merchant is liable for fraudulent credit card transactions when, as is the case with the transactions we process, that merchant does not obtain a cardholder’s signature. Although our CSP customers currently bear the risk for a fraudulent credit card transaction, in the future we may be forced to share some of that risk and the associated costs with our CSP customers. To the extent that technology upgrades or other expenditures are required to prevent credit card fraud and identity theft, we may be required to bear the costs associated with such expenditures. In addition, to the extent that credit card fraud and/or identity theft cause a decline in business transactions over the Internet generally, both the business of the CSP and our business could be adversely affected.

If the Wireless Services Industry Experiences a Decline in Subscribers, Our Business May Suffer.

The wireless services industry has faced an increasing number of challenges, including a slowdown in new subscriber growth. Telecommunications Industry Association projects that the growth in U.S.wireless communications subscribers may slow from 11.1% growth in 2006 to a compounded annual growth rate of 5% from 2007 to 2010. Revenues from services performed for customers in the wireless services industry accounted for 65% of our revenues in 2006 and 80% in 2005.

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

Our success depends on our ability to provide reliable services to our customers and process a high volume of transactions in a timely and effective manner. Although we have a disaster recovery facility in our Bridgewater, New Jersey corporate headquarters, our network operations are currently located in a single facility in Bethlehem, Pennsylvania that is susceptible to damage or interruption from human error, fire, flood, power loss, telecommunications failure, terrorist attacks and similar events. We could also experience failures or interruptions of our systems and services, or other problems in connection with our operations, as a result of:

•	damage to or failure of our computer software or hardware or our connections and outsourced service arrangements with third parties;

•	errors in the processing of data by our system;

•	computer viruses or software defects;

•	physical or electronic break-ins, sabotage, intentional acts of vandalism and similar events;

•	fire, cyberattack, terrorist attach or other catastrophic event;

•	increased capacity demands or changes in systems requirements of our customers; or

•	errors by our employees or third-party service providers.

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

Our success depends to a significant degree upon the protection of our software and other proprietary technology rights, particularly our ActivationNow® platform. We rely on trade secret, copyright and trademark laws and confidentiality agreements with employees and third parties, all of which offer only limited protection. The steps we have taken to protect our intellectual property may not prevent misappropriation of our proprietary rights or the reverse engineering of our solutions. Legal standards relating to the validity, enforceability and scope of protection of intellectual property rights in other countries are uncertain and may afford little or no effective protection of our proprietary technology. Consequently, we may be unable to prevent our proprietary technology from being exploited abroad, which could require costly efforts to protect our technology. Policing the unauthorized use of our products, trademarks and other proprietary rights is expensive, difficult and, in some cases, impossible. Litigation may be necessary in the future to enforce or defend our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of management resources, either of which could materially harm our business. Accordingly, despite our efforts, we may not be able to prevent third parties from infringing upon or misappropriating our intellectual property.

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

We may acquire companies where we believe we can acquire new products or services or otherwise enhance our market position or strategic strengths. We have not made any acquisitions to date, and therefore our ability as an organization to make acquisitions is unproven. We may not be able to find suitable acquisition candidates and we may not be able to complete acquisitions on favorable terms, if at all. If we do complete acquisitions, we cannot be sure that they will ultimately enhance our products or strengthen our competitive position. In addition, any acquisitions that we make could lead to difficulties in integrating personnel and operations from the acquired businesses and in retaining and motivating key personnel from these businesses. Acquisitions may disrupt our ongoing operations, divert management from day-to -day responsibilities, increase our expenses and harm our results of operations or financial condition. Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt, which may reduce our cash available for operations and other uses, an increase in contingent liabilities or an increase in amortization expense related to identifiable assets acquired, each of which could materially harm our business, financial condition and results of operations.

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

We believe that our success depends in part on the continued contributions of our Chairman of the Board of Directors, President and Chief Executive Officer, Stephen G. Waldis, and other members of our senior management. We rely on our executive officers and senior management to generate business and execute programs successfully. In addition, the relationships and reputation that members of our management team have established and maintain with our customers and our regulators contribute to our ability to maintain good customer relations. The loss of Mr. Waldis or any other members of senior management could materially impair our ability to identify and secure new contracts and otherwise manage our business.

We Continue to Incur Significant Costs as a Result of Operating as a Public Company, and Our Management Is Required to Devote Substantial Time to New Compliance Initiatives.

We have only operated as a public company since June 2006 and we will continue to incur significant legal, accounting and other expenses as we comply with the Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the Securities and Exchange Commission and the Nasdaq Stock Market’s National Market. These rules impose various new requirements on public companies, including requiring changes in corporate governance practices. Our management and other personnel will continue to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect these new rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantial costs to maintain the same or similar coverage. These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

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

Changes in, or Interpretations of, Accounting Principles Could Result in Unfavorable Accounting Charges.

We prepare our financial statements in conformity with U.S. generally accepted accounting principles. These principles are subject to interpretation by the SEC and various bodies formed to interpret and create appropriate accounting principles. A change in these principles could have a significant effect on our reported results and may even retroactively affect previously reported transactions. Our accounting principles that recently have been or may be affected by changes in accounting principles are: (i) accounting for stock-based compensation; (ii) accounting for income taxes; and (iii) accounting for business combinations and goodwill.

Changes in, or Interpretations of, Tax Rules and Regulations, Could Adversely Affect our Effective Tax Rates.

Unanticipated changes in our tax rates could affect our future results of operations. Our future effective tax rates could be unfavorably affected by changes in tax laws or the interpretation of tax laws or by changes in the valuation of our deferred tax assets and liabilities. In addition, we are subject to the continued examination of our income tax returns by the IRS and other domestic tax authorities. We regularly assess the likelihood of outcomes resulting from these examinations, if any, to determine the adequacy of our provision for income taxes. We believe such estimates to be reasonable, but there can be no assurance that the final determination of any of these examinations will not have an adverse effect on our operating results and financial position.

If Securities or Industry Analysts Do Not Publish Research or Publish Inaccurate or Unfavorable Research About Our Business, Our Stock Price and Trading Volumes Could Decline.

The trading market for our common stock will continue to depend in part on the research and reports that securities or industry analysts publish about us or our business. If we do not continue to maintain adequate research coverage or if one of more of the analysts who covers us downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price may decline. If one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price and trading volumes to decline.

Our Stock Price May Continue to Experience Significant Fluctuations.

Our stock price, like that of other technology companies, continues to fluctuate greatly. Our stock price can be affected by many factors such as quarterly increases or decreases in our earnings, speculation in the investment community about our financial condition or results of operations and changes in revenue or earnings estimates, announcement of new services, technological developments, alliances, or acquisitions by us. Additionally, the price of our common stock may continue to fluctuate greatly in the future due to factors that are non-company specific, such as the decline in the United States and/or international economies, acts of terror against the United States, war or due to a variety of company specific factors, including quarter to quarter variations in our operating results, shortfalls in revenue, gross margin or earnings from levels by securities analysts and the other factors discussed in these risk factors.

Existing Stockholders Significantly Influence Us and Could Delay or Prevent an Acquisition By a Third Party.

Executive officers, key employees and directors and their affiliates beneficially own, in the aggregate, approximately 36% of our outstanding common stock as of March 15, 2007. As a result, these stockholders are able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could have the effect of delaying or preventing a third party from acquiring control over us.

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

•	authorize the issuance of “blank check” preferred stock that could be issued by our board of directors to thwart a takeover attempt;

•	prohibit cumulative voting in the election of directors, which would otherwise allow holders of less than a majority of the stock to elect some directors;

•	establish a classified board of directors, as a result of which the successors to the directors whose terms have expired will be elected to serve from the time of election and qualification until the third annual meeting following election;

•	require that directors only be removed from office for cause;

•	provide that vacancies on the board of directors, including newly-created directorships, may be filled only by a majority vote of directors then in office;

•	limit who may call special meetings of stockholders;

•	prohibit stockholder action by written consent, requiring all actions to be taken at a meeting of the stockholders; and

•	establish advance notice requirements for nominating candidates for election to the board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We lease approximately 26,150 square feet of office space in Bridgewater, New Jersey. In addition to our principal office space in Bridgewater, New Jersey, we lease facilities and offices in Bethlehem, Pennsylvania, Edison, New Jersey and Redmond, Washington. Lease terms for these locations expire between 2007 and 2009. We believe that the facilities we now lease are sufficient to meet our needs through at least the next 12 months. However, we may require additional office space after that time, and we are currently evaluating expansion possibilities.

ITEM 3.	LEGAL PROCEEDINGS

We are not currently subject to any legal proceedings; however, we may from time to time become a party to various legal proceedings arising in the ordinary course of our business.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended December 31, 2006.

PART II

ITEM 5.	Market Information

Our common stock is traded over-the-counter and is listed on the Nasdaq Stock Market L.L.C. (“NASDAQ”). Our NASDAQ symbol is “SNCR.” We began trading on the NASDAQ national market on June 19, 2006. As such our common stock was not traded during the first quarter of the year ended March 31, 2006. The following table sets forth, for each period during the past year, the high and low sale prices as reported by NASDAQ.

2006	High		Low

First Quarter	NM	*	NM	*
Second Quarter	$9.17		$8.24
Third Quarter	$11.10		$6.25
Fourth Quarter	$15.85		$8.16

*	No Measurement.

As of March 15, 2007, there were approximately 133 holders of record of our common stock.

Dividend Policy

We have never declared or paid cash dividends on our common or preferred equity. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any cash dividends in the foreseeable future. Any future determination to declare cash dividends will be made at the discretion of our board of directors, subject to compliance with certain covenants under our credit facilities, which restrict or limit our ability to declare or pay dividends, and will depend on our financial condition, results of operations, capital requirements, general business conditions and other factors that our board of directors may deem relevant.

Use of Proceeds From Public Offering of Common Stock

On June 14, 2006, our Registration Statement on Form S-1 (File No. 333-132080) relating to the IPO was declared effective by the SEC. The managing underwriters of the IPO were Goldman, Sachs & Co., Deutsche Bank Securities Inc. and Thomas Weisel Partners LLC. On June 20, 2006, we closed the sale of 6,532,107 shares of common stock in the IPO for net proceeds to us of $45.7 million. In July 2006, we sold an additional 959,908 shares of common stock upon the exercise of an over-allotment option granted to the underwriters for net proceeds to us of $7.1 million. No offering expenses were paid directly or indirectly to any of our directors or officers or persons owning ten percent or more of any class of our equity securities or to any other affiliates. We have invested our net proceeds of the offering in money market funds pending their use to fund our expansion. There has been no material change in our planned use of proceeds from the IPO from that described in the final prospectus filed with the SEC pursuant to Rule 424(b).

Equity Compensation Plan Information

The following table provides information as of December 31, 2006 with respect to the shares of our common stock that may be issuable under our existing equity compensation plans.

The following information is as of December 31, 2006:

	(a)	(b)	(c)
Number of Securities
Remaining Available
	Number of Securities		for Future Issuance
	to be Issued Upon	Weighted-Average	Under Equity
	Exercise of	Exercise Price of	Compensation Plans
	Outstanding Options	Outstanding	(Excluding Securities
Plan Category	and Rights	Options and Rights	Reflected in Column (a))

Equity compensation plans approved by security holders	2,186,626	$7.62	1,795,755
Equity compensation plans not approved by security holders	—	—	—

Totals	2,186,626	$7.62	1,795,755

Stock Performance Graph

The graph set forth below compares the cumulative total stockholder return on our common stock between June 19, 2006 (the date our common stock began trading on NASDAQ) and December 31, 2006, with the cumulative total return of (i) the Nasdaq Computer Index and (ii) the Nasdaq Composite Index, over the same period. This graph assumes the investment of $100,000 on June 19, 2006 in our common stock, the Nasdaq Computer Index and the Nasdaq Composite Index, and assumes the reinvestment of dividends, if any. The graph assumes the initial value of our common stock on June 19, 2006 was the closing sales price of $8.50 per share.

The comparisons shown in the graph below are based upon historical data. We caution that the stock price performance shown in the graph below is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock. Information used in the graph was obtained from NASDAQ, a source believed to be reliable, but we are not responsible for any errors or omissions in such information.

Company/Index	6/19/06	7/31/06	8/31/06	9/29/06	10/31/06	11/30/06	12/29/06
Synchronoss Technologies, Inc.	100	91.18	110.71	111.53	118.47	176.00	161.41
Nasdaq Composite Index	100	99.10	103.47	107.01	112.14	115.23	114.45
Nasdaq Computer Index	100	100.08	106.06	111.18	116.76	121.21	118.18

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with our financial statements and related notes and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial data included elsewhere in this Form 10-K. The selected statements of operations and the selected balance sheet data are derived from our audited financial statements.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share data)

Statements of Operations Data:
Net revenues	$72,406	$54,218	$27,191	$16,550	$8,185
Costs and expenses:
Cost of services ($3,714, $8,089, $2,610, $9 and $100 were purchased from related parties during 2006, 2005, 2004, 2003 and 2002, respectively)*	35,643	30,205	17,688	7,655	3,715
Research and development	7,726	5,689	3,324	3,160	3,029
Selling, general and administrative	10,474	7,544	4,340	4,053	5,169
Depreciation and amortization	3,267	2,305	2,127	2,919	2,726

Total costs and expenses	57,110	45,743	27,479	17,787	14,639

Income (loss) from operations	15,296	8,475	(288)	(1,237)	(6,454)
Interest and other income	2,256	258	320	321	584
Interest expense	(100)	(133)	(39)	(128)	(184)

Income (loss) before income tax expense	17,452	8,600	(7)	(1,044)	(6,054)
Income tax (expense) benefit	(7,310)	3,829	—	—	—

Net income (loss)	10,142	12,429	(7)	(1,044)	(6,054)
Preferred stock accretion	—	(34)	(35)	(35)	(35)

Net income (loss) attributable to common stockholders	$10,142	$12,395	$(42)	$(1,079)	$(6,089)

Net income (loss) attributable to common stockholders per common share:
Basic	$0.37	$0.57	$0.00	$(0.11)	$(0.68)

Diluted	$0.35	$0.50	$0.00	$(0.11)	$(0.68)

Weighted-average common shares outstanding:
Basic	27,248	21,916	10,244	9,838	8,932

Diluted	29,196	24,921	10,244	9,838	8,932

*	Cost of services excludes depreciation and amortization which is shown separately.

	As of December 31,
	2006	2005	2004	2003	2002
	(In thousands)

Balance Sheet Data:
Cash, cash equivalents and marketable securities	$78,952	$16,002	$10,521	$13,556	$16,620
Working capital	86,915	21,774	8,077	7,944	3,802
Total assets	104,925	40,208	22,784	22,402	22,255
Total stockholders’ equity (deficiency)	$95,273	$(4,864)	$(17,916)	$(17,783)	$(16,752)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis in conjunction with the information set forth under “Selected Financial Data” and our financial statements and related notes included elsewhere in this Form 10-K. All numbers are expressed in thousands unless otherwise stated. The statements in this discussion regarding our expectations of our future performance, liquidity and capital resources, and other non-historical statements in this discussion are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described under “Risk Factors” and elsewhere in this Form 10-K. Our actual results may differ materially from those contained in or implied by any forward-looking statements. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statements are based.

Overview

We are a leading provider of on-demand multi-channel transaction management solutions to communications service providers (CSPs). We have designed our solution to be flexible across communication services and channels (i.e., e-commerce, CSP stores and other retail outlets, etc.), allowing us to meet the rapidly changing and converging services offered by CSPs. By simplifying technological complexities through the automation and integration of disparate systems, we enable CSPs to acquire, retain and service customers quickly, reliably and cost-effectively. We enable service providers to drive growth in new and existing markets while delivering an improved customer experience at lower costs. We target complex and high-growth markets including wireless, high speed access (i.e., cable, DSL and wi-max), Voice over Internet Protocol (VoIP), video and also target the bundling of these services (e.g., double, triple and quadruple plays) and their intersection (i.e., video over wireless, IPTV, content activation). Our ActivationNow® platform automates, synchronizes and simplifies electronic order management, activation and provisioning of these services. Our industry-leading customers include Cingular Wireless, Vonage Holdings, Cablevision Systems Corporation, Level 3 Communications, SunRocket, Covad, Verizon Business Solutions, Clearwire, Time Warner Cable, Comcast and AT&T. Our CSP customers use our platform and technology to service both consumer and business customers, including over 300 of the Fortune 500 companies.

Revenues

We generate a substantial portion of our revenues on a per-transaction basis, most of which is derived from contracts that extend up to 48 months. We have increased our revenues rapidly, growing at a compound annual growth rate of 67% from 2001 to 2006. Over the last three years we have derived an increasing percentage of our revenues from transactions. For 2006, we derived approximately 85% of our revenues from transactions processed; and for 2005, we derived approximately 83% of our revenues from transactions processed. For 2004, we derived approximately 63% of our revenues from transactions processed. The remainder of our revenues were generated by professional services and subscription revenues, which have been decreasing as a percentage of our net revenues. We expect that this trend will continue and that we will derive an increasing percentage of our net revenues from transaction processing in future years.

Costs and Expenses

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

Research and development expense consists primarily of costs related to personnel, including salaries and other personnel related expense, consulting fees and the costs of facilities, computer and support services used in service and technology development. We also expense costs relating to developing modifications and minor enhancements of our existing technology and services.

Selling expense consists of personnel costs including salaries, sales commissions, sales operations and other personnel-related expense, travel and related expense, trade shows, costs of communications equipment and support services, facilities costs, consulting fees and costs of marketing programs, such as Internet and print. General and administrative expense consists primarily of salaries and other personnel-related expense for our executive, administrative, legal, finance and human resources functions, facilities, professional services fees, certain audit, tax and license fees and bad debt expense.

Depreciation and amortization relates to our property and equipment and includes our network infrastructure and facilities related to our services.

Current Trends Affecting Our Results of Operations

We have experienced increased demand for our services, which has been driven by market trends such as local number portability, the implementation of new technologies, such as Voice over Internet Protocol, or VoIP, subscriber growth, competitive churn, network changes and consolidations. In particular, the emergence of VoIP and local number portability has increased the need for our services and will continue to be a factor contributing to competitive churn. As a result of market trends, our revenue stream has expanded from primarily wireline customers to the addition of wireless customers and services. In 2004 we began providing local number portability services, and in 2005 and 2006 we further expanded our service offerings into the VoIP markets.

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

In 2006, we were able to utilize net operating loss carryforwards from previous years to reduce cash income tax paid for U.S. federal and state income taxes. These carryforwards were reflected as a benefit in our 2005 financial statements. Our effective tax rate could be impacted by changes in the geographic mix of our earnings or the implementation of certain tax strategies.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The preparation of these financial statements in accordance with U.S. GAAP requires us to utilize accounting policies and make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingencies as of the date of the financial statements and the reported amounts of revenues and expenses during a fiscal period. The SEC considers an accounting policy to be critical if it is important to a company’s financial condition and results of operations, and if it requires significant judgment and estimates on the part of management in its application. We have discussed the selection and development of the critical accounting policies with the audit committee of our board of directors, and the audit committee has reviewed our related disclosures in this Form 10-K. Although we believe that our judgments and estimates are appropriate, correct and reasonable under the circumstances, actual results may differ from those estimates.

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

Revenue Recognition and Deferred Revenue

We provide services principally on a transactional basis or, at times, on a fixed fee basis and recognize the revenues as the services are performed or delivered as discussed below:

Transactional Service Arrangements:  Transaction revenues consist of revenues derived from the processing of transactions through our service platform and represented approximately 85% and 83% of our revenues for the years ended December 31, 2006 and 2005, respectively. Transaction service arrangements include services such as equipment orders, new account set-up, number port requests, credit checks and inventory management.

Transaction revenues are principally based on a set price per transaction and are recognized based on the number of transactions processed during each reporting period. Revenues are recorded based on the total number of transactions processed at the applicable price established in the relevant contract. The total amount of revenues recognized is based primarily on the volume of transactions.

Many of our contracts guarantee minimum volume transactions from the customer. In these instances, if the customer’s total transaction volume for the period is less than the contractual amount, we record revenues at the minimum guaranteed amount. Set-up fees for transactional service arrangements are deferred and recognized on a straight-line basis over the life of the contract since these amounts would not have been paid by the customer without the related transactional service arrangement. Revenues are presented net of a provision for discounts, which are volume level driven, or credits, which are performance driven, and are determined in the period in which the volume thresholds are met or the services are provided. Deferred revenues represent billings to customers for services in advance of the performance of services, with revenues recognized as the services are rendered.

Professional Service Arrangements:  Professional service revenues represented approximately 13% and 11% of our revenues for the years ended December 31, 2006 and 2005, respectively. Professional services, when sold with transactional service arrangements, are accounted for separately when these services have value to the customer on a standalone basis and there is objective and reliable evidence of the fair value of the professional services. When accounted for separately, professional service revenues are recognized on a monthly basis, as services are performed and all other elements of revenue recognition have been satisfied.

In determining whether professional services can be accounted for separately from transaction service revenues, we consider the following factors for each professional services agreement: availability of the consulting services from other vendors, whether objective and reliable evidence for fair value exists of the undelivered elements, the nature of the consulting services, the timing of when the consulting contract was signed in comparison to the transaction service start date and the contractual dependence of the transactional service on the customer’s satisfaction with the consulting work.

If a professional service arrangement does not qualify for separate accounting, we would recognize the professional service revenues ratably over the remaining term of the transaction contract. There were no such arrangements for the years ended December 31, 2006 and 2005.

Subscription Service Arrangements:  Subscription service arrangements represented approximately 2% and 6% of our revenues for the years ended December 31, 2006 and 2005, respectively, and relate principally to our ActivationNow® platform service which the customer accesses through a graphical user interface. We record revenues on a straight-line basis over the life of the contract for our subscription service contracts.

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

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated bad debts resulting from the inability of our customers to make required payments. The amount of the allowance account is based on historical experience and our analysis of the accounts receivable balance outstanding. While credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit losses that we have in the past or that our reserves will be adequate. If the financial condition of one of our customers were to deteriorate, resulting in its inability to make payments, additional allowances may be required which would result in an additional expense in the period that this determination was made.

Valuation Allowance

We record a valuation allowance on our deferred tax assets when it is more likely than not that an asset will not be realized. Determining when we will recognize our deferred tax assets is a matter of judgment based on facts and circumstances. We determined that it was appropriate to record our deferred tax assets at full value for 2006, as well as during the fourth quarter of 2005, based on our recent cumulative earnings history and our expected future earnings. However, if there were a significant change in facts, such as a loss of a significant customer, we may determine that a valuation allowance is appropriate.

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

Stock-Based Compensation

As of December 31, 2006, we maintain two stock-based compensation plans, which are described more fully in Note 8 to the financial statements. Prior to January 1, 2006, we accounted for our stock-based compensation plan under the recognition and measurement provisions of APB 25 and related interpretations, as permitted by SFAS 123. Stock-based employee compensation cost was recognized in the statement of operations for 2005 to the extent options granted under the plan had an exercise price that was less than the fair market value of the underlying common stock on the date of grant. Under the prospective transition method, compensation cost recognized for all share-based payments granted subsequent to January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Compensation expense also includes the amortization of the intrinsic values of the stock options granted prior to 2006 calculated in accordance with APB 25. Results for prior periods have not been restated. As a result of adopting SFAS 123(R) on January 1, 2006, approximately $0.9 million relating to stock-based employee compensation cost for stock options and restricted stock awards is reflected in net income for the year ended December 31, 2006.

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

Upon adoption of SFAS 123(R), we selected the Black-Scholes option pricing model as the most appropriate model for determining the estimated fair value for stock-based awards. For the years ended December 31, 2005 and 2004, we accounted for our employee stock-based compensation in accordance with the provisions of APB 25 and related interpretations, which required us to recognize compensation cost for the excess of the fair value of the stock at the grant date over the exercise price, if any, and to recognize that cost over the vesting periods of the option. The fair value of stock option awards subsequent to December 31, 2005 is amortized on a straight-line basis over the requisite service periods of the awards, which is currently the vesting period. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Expected volatility was calculated based on a blended weighted-average of historical information of our stock and the weighted average of historical information of similar public entities for which historical information was available. We will continue to use a blended weighted average approach using our own historical volatility and other similar public entity volatility information until our historical volatility is relevant to measure expected volatility for future option grants. The average expected life was determined according to the SEC shortcut approach as described in Staff Accounting Bulletin (“SAB”) 107, Disclosure about Fair Value of Financial Instruments, which is the mid-point between the vesting date and the end of the contractual term. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant. Forfeitures are estimated based on voluntary termination behavior, as well as a historical analysis of actual option forfeitures.

The weighted-average assumptions used in the Black-Scholes option pricing model are as follows:

Year Ended
December 31,
2006

Expected stock price volatility	45.23%
Risk-free interest rate	4.72%
Expected life of options (in years)	6.20
Expected dividend yield	0%

The weighted-average fair value (as of the date of grant) of the options granted during the year ended December 31, 2006 was $4.71. In 2006 we granted members of our board of directors and certain employees stock options. The total stock-based compensation cost related to non-vested stock options, non-vested restricted stock and stock option awards not yet recognized as of December 31, 2006 was approximately $4.5 million.

Results of Operations

Year ended December 31, 2006, compared to the Year ended December 31, 2005

The following table presents an overview of our results of operations for the years ended December 31, 2006 and 2005.

	Year Ended December 31,
	2006		2005
		% of		% of	2006 vs. 2005
	$	Revenue	$	Revenue	$ Change	% Change
			(In thousands)

Net revenue	$72,406	100.0%	$54,218	100.0%	$18,188	33.5%

Cost of services ($3,714 and $8,089 were purchased from a related party in 2006 and 2005, respectively)*	35,643	49.2%	30,205	55.7%	5,438	18.0%
Research and development	7,726	10.6%	5,689	10.5%	2,037	35.8%
Selling, general and administrative	10,474	14.5%	7,544	13.9%	2,930	38.9%
Depreciation and amortization	3,267	4.5%	2,305	4.3%	962	41.7%

	57,110	78.9%	45,743	84.4%	11,367	24.8%

Income from operations	$15,296	21.1%	$8,475	15.6%	$6,821	80.6%

*	Cost of services excludes depreciation and amortization which is shown separately.

Net Revenue.  Net revenues increased $18.2 million to $72.4 million for 2006, compared to 2005. This increase includes the following: $11.5 million of additional revenues from existing customers and $6.7 million related to additional revenues generated by new CSP customers added since 2005. Net revenues from our wireless customer increased to $47.2 million from $43.3 million for 2005. LNP and VoIP transactions accounted for $24.4 million of our revenues during 2006, as compared to $9.0 million for 2005. These additional revenues were offset by decreases in revenues from wireline customers. Transaction revenues recognized for the year ended

December 31, 2006 represented 85% of net revenues compared to 83% for the same period in 2005. The increase in transaction revenues of $16.8 million was partially offset by some decreases in subscription revenues.

Expense

Cost of Services.  Cost of services increased $5.4 million to $35.6 million during 2006, compared to 2005, due primarily to the growth in personnel costs and third-party consulting services costs required to support higher transaction volumes submitted to us by our customers. In particular, personnel and related costs increased $1.4 million and third-party consulting services costs increased $2.1 to manage exception handling. Telecommunication expense in our data facilities contributed approximately $0.8 million to the increase in cost of services. In addition, stock-based compensation expense increased $0.3 million due to the adoption of SFAS 123(R). Also, additional repairs and maintenance expense in our data facilities contributed approximately $0.3 million to the increase in cost of services. Cost of services as a percentage of revenues decreased to 49.2% for year ended December 31, 2006, as compared to 55.7% for the same period in 2005. The benefits and efficiencies gained by increased automation rates in both existing and new customers as compared to the prior year is the primary cause for our lower costs as a percentage of revenues.

Research and Development.  Research and development expense increased $2.0 million to $7.7 million for 2006, compared to 2005, due to the continued investment in and further development of the ActivationNow® platform to enhance our service offerings, particularly regarding VoIP services and increases in automation that have continued to allow us to gain operational efficiencies. Research and development expense as a percentage of revenues increased to 10.6% for the year ended December 31, 2006, as compared to 10.5% for the same period in 2005.

Selling, General and Administrative.  Selling, general and administrative expense increased $2.9 million to $10.5 million for 2006, compared to 2005, due to increases in personnel and related costs totaling $0.9 million as a result of the growth of our sales force, and increased expenses of $0.9 million associated with being a public company. In addition, stock-based compensation expense increased $0.4 million due to the adoption of SFAS 123(R). Selling, general and administrative expense as a percentage of revenues increased to 14.5% for the year ended December 31, 2006, as compared to 13.9% for the same period in 2005. We anticipate that our selling, general and administrative expenses will increase on an absolute basis in the future as we incur public company costs and make continued investments in sales and marketing.

Depreciation and Amortization.  Depreciation and amortization expense increased $1.0 million to $3.3 million due to recent fixed asset additions.

Income Tax.  Our effective tax rate was approximately 41.9% during the year ended December 31, 2006. The increase in the effective rate is primarily due to the reversal of our deferred tax asset valuation allowance, which occurred during the fourth quarter of 2005. During year ended December 31, 2006, we recognized approximately $7.3 million in related tax expense, as compared to a related tax benefit of approximately $3.8 million for the same period in 2005.

Year ended December 31, 2005, compared to the Year ended December 31, 2004

The following table presents an overview of our results of operations for the years ended December 31, 2005 and 2004.

	Year Ended December 31,
	2005		2004
		% of		% of	2005 vs. 2004
	$	Revenue	$	Revenue	$ Change	% Change
	(In thousands)

Net revenue	$54,218	100.0%	$27,191	100.0%	$27,027	99.4%

Cost of services ($8,089 and $2,610 were purchased from a related party in 2005 and 2004, respectively)*	30,205	55.7%	17,688	65.1%	12,517	70.8%
Research and development	5,689	10.5%	3,324	12.2%	2,365	71.2%
Selling, general and administrative	7,544	13.9%	4,340	16.0%	3,204	73.8%
Depreciation and amortization	2,305	4.3%	2,127	7.8%	178	8.4%

	45,743	84.4%	27,479	101.1%	18,264	66.5%

Income (loss) from operations	$8,475	15.6%	$(288)	(1.1)%	$8,763	NM **

*	Cost of services excludes depreciation and amortization which is shown separately.

**	Not Meaningful.

Net Revenue.  Net revenues increased $27.0 million to $54.2 million for 2005, compared to 2004. This increase was made up of the following: $24.0 million of additional revenues from our existing customer base and $3.0 million of additional revenues generated by new CSP customers. The increase in revenues for 2005 was primarily related to the additional transaction revenues recognized in the period. Transaction revenues recognized for the year represented 83% of net revenues, compared to 63% for the same period in 2004. In 2005, we expanded our transaction types to include LNP and VoIP transactions; the increases in these areas have added $5.6 million and $2.9 million in revenues, respectively. We also began processing additional wireless transactions; these transactions accounted for $20.4 million in additional revenues for 2005 partially offset by a $1.9 million decrease in wireline revenue from 2004.

Expense

Cost of Services.  Cost of service increased $12.5 million to $30.2 million for 2005, as compared to 2004, due to growth in third-party costs required to support higher transaction volumes submitted to us by our customers and due to increases in personnel and related costs. In particular, third-party costs increased $9.6 million to manage exception handling. Approximately $5.9 million of the increase in third-party costs was due to services provided from a related party. Also, additional personnel and employee related expense in our managed data facility, service implementation and customer deployment areas contributed $1.0 million to the increase in cost of services as well. Cost of services as a percentage of revenues decreased to 55.7% for 2005, as compared to 65.1% for 2004. This decrease in cost of services as a percentage of revenues is attributable to operating efficiencies, which has allowed us to increase the number of transactions we processed without proportional increases in personnel costs.

Research and Development.  Research and development expense increased $2.4 million to $5.7 million for 2005, as compared to 2004, due to the further development of the ActivationNow ® platform to enhance our service offerings and increases in automation that have allowed us to gain operational efficiencies. Research and development expense as a percentage of revenues decreased to 10.5% for 2005, as compared to 12.2% for 2004.

Selling, General and Administrative.  Selling, general and administrative expense increased $3.2 million to $7.5 million for 2005, as compared to 2004, due to increases in personnel and related costs totaling $1.9 million. These costs were attributable to increases in the sales and marketing staff and increases in incentive compensation. Selling, general and administrative expense as a percentage of revenues decreased to 13.9% for 2005, as compared to 16% for 2004.

Depreciation and Amortization.  Depreciation and amortization expense increased $0.2 million to $2.3 million due to fixed asset additions in 2005.

Income Tax.  In years prior to 2005, we recorded a full valuation allowance for temporary differences, as we believed it was more likely than not that our deferred tax assets would not be realized. During 2005, we generated substantial taxable income and expect to continue to generate taxable income for the foreseeable future. As such, we determined that it was more likely than not that we would realize our future tax benefits and reduced the valuation allowance to zero during the fourth quarter of 2005. The effect of this reduction was an increase in net income of $4.6 million. This income tax benefit was offset by our income tax provision of $0.8 million. We did not need to provide for income taxes in 2004.

Unaudited Quarterly Results of Operations

The following tables set forth our statements of operations data for the eight quarters ended December 31, 2006 and also express the data as a percentage of our net revenues represented by each item. We believe this information has been prepared on the same basis as the audited financial statements appearing elsewhere in this Form 10-K and believe that all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below and present fairly the results of such periods when read in conjunction with the audited financial statement and notes thereto.

	2006				2005
	31-Mar	30-Jun	30-Sep	31-Dec	31-Mar	30-Jun	30-Sep	31-Dec

Net Revenues	$15,724	$17,442	$18,909	$20,331	$11,350	$13,776	$14,115	$14,977
Costs and expenses:
Cost of services	8,763	9,643	8,685	8,552	6,281	7,947	7,976	8,001
Research and development	1,685	2,150	1,924	1,967	1,047	1,358	1,614	1,670
Selling, general and administrative	2,010	2,521	3,084	2,859	1,796	1,879	1,716	2,153
Depreciation and amortization	719	820	850	878	510	526	624	645
Total costs and expenses	13,177	15,134	14,543	14,256	9,634	11,710	11,930	12,469
Income (loss) from operations	$2,547	$2,308	$4,366	$6,075	$1,716	2,066	$2,185	$2,508

	2006				2005
	31-Mar	30-Jun	30-Sep	31-Dec	31-Mar	30-Jun	30-Sep	31-Dec

Net Revenues	100%	100%	100%	100%	100%	100%	100%	100%
Costs and expenses:
Cost of services	55.7%	55.3%	45.9%	42.1%	55.3%	57.7%	56.5%	53.4%
Research and development	10.7%	12.3%	10.2%	9.7%	9.2%	9.9%	11.4%	11.2%
Selling, general and administrative	12.8%	14.5%	16.3%	14.1%	15.8%	13.6%	12.2%	14.4%
Depreciation and amortization	4.5%	4.7%	4.5%	4.3%	4.5%	3.8%	4.4%	4.3%
Total costs and expenses	83.8%	86.8%	76.9%	70.2%	84.9%	85.0%	84.5%	83.3%
Income (loss) from operations	16.2%	13.2%	23.1%	29.9%	15.1%	15.0%	15.5%	16.7%

Liquidity and Capital Resources

Our principal source of liquidity has been cash provided by operations and by cash provided from our initial public offering (“IPO”) which was completed on June 20, 2006. The net proceeds from our offering and the exercise of the over-allotment option by our IPO underwriters were approximately $52.8 million, which enabled us to strengthen our balance sheet. As a result, we had cash, cash equivalents and marketable securities of $79.0 million at December 31, 2006, an increase of $63.0 million as compared to the end of 2005. We anticipate that our principal uses of cash in the future will be facility expansion, capital expenditures and working capital.

On October 6, 2004, we entered into a Loan and Security Agreement (the “Agreement”) with a bank which expires on December 1, 2007. The Agreement includes a Revolving Promissory Note for up to $2.0 million and an Equipment Term Note for up to $3.0 million. Availability under the Agreement for the Revolving Promissory Note is based on defined percentages of eligible accounts receivable. Borrowings on the revolving credit agreement bear interest at the prime rate plus 1.25% (9.5% and 8.5% at December 31, 2006 and 2005, respectively). Interest only on the unpaid principal amount is due and payable monthly in arrears, commencing January 1, 2005 and continuing on the first day of each calendar month thereafter until maturity, at which point all unpaid principal and interest related to the revolving advances will be payable in full. There were no borrowings against the Revolving Promissory Note during the years ended December 31, 2006 and 2005. As of December 31, 2006 and 2005, we had outstanding borrowings of $0.7 million and $1.3 million, respectively, against the Equipment Term Note to fund purchases of eligible equipment. Borrowings on the equipment line bear interest at the prime rate plus 1.75% (10% and 9% at December 31, 2006 and 2005, respectively) and principal and interest are payable monthly. Borrowings under the Agreement are collateralized by all of our assets.

The Agreement requires us to meet one liquidity financial covenant that must be maintained as of the last day of each month. The covenant requires us to maintain a ratio of current assets to current liabilities of 2:1. This calculation and a certification of compliance, along with our monthly financial statements, are reported to the bank on a monthly basis. We were in compliance with the financial covenant at December 31, 2006 and 2005. As of December 31, 2006, we had $2.0 million available under the revolving promissory note of our bank, subject to the terms and conditions of that facility.

Upon the consummation of our IPO on June 20, 2006, all of our Series A and Series 1 convertible preferred stock were converted into shares of common stock on a one-for-one basis. As a result, no dividends are currently accruing. In connection with our IPO and the exercise of the over-allotment option by our IPO underwriters, we paid offering costs, including underwriting discounts and commissions, and other related expenses totaling $7.2 million. These offering costs were offset against the gross proceeds of our IPO and the exercise of the over-allotment option.

Discussion of Cash Flows

Cash flows from operations.  Net cash provided by operating activities for 2006 was $14.0 million, compared to $8.0 million for 2005. The increase of $6.0 million was primarily due to the reversal of deferred income tax assets related to net operating losses recognized in 2005 so that we did not have to pay cash taxes in 2006, partially offset by decreases to the accounts payable and accrued expenses accounts. Net cash provided by operating activities included a non-cash expense related to deferred income taxes of $2.7 million for 2006, an increase of $7.3 million from last year. The accounts receivable and accounts payables balances grew as new customers contributed revenue and spending increased to support this additional revenue. We anticipate that as our revenues continue to grow, accounts receivable and accounts payable balances should continue to grow as well.

Net cash provided by operating activities for 2005 was $8.0 million, compared to net cash used of $1.6 million for 2004. The increase of $9.6 million in cash provided by operating activities is primarily due to a decrease in cash used for working capital and other activities of $1.4 million along with an increase in net income of $12.4 million, which was offset by an increase in negative adjustments for non-cash items of $4.2 million. Adjustments for non-cash items consisted primarily of depreciation and amortization, deferred income taxes and interest expense. The decrease in cash used by working capital was primarily due to a $5.5 million build up of accounts payable and accrued expenses in 2005 for the payment of incentive compensation, commissions and third-party exception handling centers in 2006. This was offset by an increase in the build up of accounts receivable of $4.1 million which is primarily due to an increase in volume during 2005. The increase in volume is partially offset by a decrease in days sales outstanding from 97 days in 2004 to 87 days in 2005. These factors had a net negative impact on our cash flows.

Cash flows from investing.  Net cash used in investing activities for 2006 was $2.0 million, compared to $2.0 million for 2005. Cash provided from the net sales of marketable securities increased from the previous year by $2.4 million. This increase was offset by an increase in the use of cash related to investing outlays for purchases of capital equipment and a decrease in cash received from employees’ repayment of notes.

Net cash used in investing activities for 2005 was $2.0 million, compared to net cash used of $1.8 million for 2004. Our decreased spending of fixed assets in 2005 was offset by a comparable decrease in net cash provided from sales of marketable securities.

Cash flows from financing.  Net cash provided by financing activities for 2006 was $53.2 million, compared to net cash used of $0.6 million 2005. The increase of $53.8 million was primarily due to net proceeds of $52.8 million received from the issuance of common stock sold in our initial public offering and the exercise of the over-allotment option by our IPO underwriters.

Net cash used in financing activities for 2005 was $0.6 million, compared to net cash provided of $2.0 million for 2004. This $2.6 million decrease in net cash used in financing activities was principally due to $2.0 million of equipment loan proceeds in 2004 and none in 2005.

We believe that our existing cash and cash equivalents, the cash generated from our initial public offering and cash generated from our operations will be sufficient to fund our operations for the next twelve months.

Effect of Inflation

Although inflation generally affects us by increasing our cost of labor and equipment, we do not believe that inflation has had any material effect on our results of operations during 2006 and 2005.

Contractual Obligations

Our commitments consist of obligations under leases for office space, automobiles, computer equipment and furniture and fixtures. The following table summarizes our long-term contractual obligations as of December 31, 2006 (in thousands).

	Payments Due by Period
		Less Than			More Than
	Total	1 Year	1 — 3 Years	4 — 5 Years	5 Years

Operating lease obligations	$5,246	$1,505	$2,923	$818	$—
Equipment loan	666	666	—	—	—
Purchase obligation*	175	175	—	—	—

Total	$6,087	$2,346	$2,923	$818	$—

*	As of December 31, 2006, we had an agreement with Omniglobe International, L.L.C. (for more details regarding Omniglobe see “Certain Relationships and Related Party Transactions”). One of these agreements provides for minimum levels of staffing at a specific price level resulting in an overall minimum commitment of $0.3 million over the next three months. Fees paid for services rendered related to these agreements for 2006 were $3.7 million through June 20, 2006 when Omniglobe was no longer a related party, and $8.0 million for the year ended December 31, 2005. Services provided by Omniglobe include data entry and related services, as well as development and testing services. The current agreements may be terminated by either party without cause with thirty or sixty days written notice prior to the end of the term. Unless terminated, the agreements will automatically renew in six month increments. As of December 31, 2006, we do not intend to terminate our arrangements with Omniglobe.

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

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In evaluating a tax position for recognition, the enterprise determines whether it is more likely than not that a tax position will be sustained upon examination which is the minimum threshold a tax position is required to meet before being recognized in the financial statements. A tax position that is recognized is then measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The adoption of FIN 48 is not expected to have a material impact on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in U.S. GAAP and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company will adopt SFAS 157 as required and is currently evaluating the impact of this Statement on the Company’s financial statements.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of December 31, 2006 and 2005.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

The following discussion about market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. We invest in a variety of financial instruments, consisting principally of investments in commercial paper, money market funds and debt securities of municipalities and the United States Government and its agencies and may be exposed to market risks related to changes in interest rates. We do not actively manage the risk of interest rate fluctuations on our short-term investments; however, such risk is mitigated by the relatively short-term nature of these investments. These investments are denominated in United States dollars.

The primary objective of our investment activities is to preserve our capital for the purpose of funding operations, while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and short- and long-term investments in a variety of securities, including commercial paper, money market funds and corporate debt securities. Our cash and cash equivalents at December 31, 2006 and 2005 included liquid money market accounts. All market-risk sensitive instruments were entered into for non-trading purposes.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by this Item 8 are listed in Item 15(a)(1) and begin at page F-1 of this Report.

SYNCHRONOSS TECHNOLOGIES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Synchronoss Technologies, Inc.

We have audited the balance sheets of Synchronoss Technologies, Inc. as of December 31, 2006 and 2005 and the related statements of operations, stockholders’ equity (deficiency) and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule included in Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Synchronoss Technologies, Inc. as of December 31, 2006 and 2005 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the financial statements, effective January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payments” using the prospective method of adoption.

/s/  Ernst & Young LLP

MetroPark, New Jersey
March 12, 2007

SYNCHRONOSS TECHNOLOGIES, INC.

BALANCE SHEETS

	December 31,	December 31,
	2006	2005
	(In thousands, except
	per share data)

ASSETS
Current assets:
Cash and cash equivalents	$73,905	$8,786
Marketable securities	3,780	4,152
Accounts receivable, net of allowance for doubtful accounts of $171 and $221 at December 31, 2006 and 2005, respectively	16,917	13,092
Prepaid expenses and other assets	1,653	1,189
Deferred tax assets	312	4,024

Total current assets	96,567	31,243
Marketable securities	1,267	3,064
Property and equipment, net	5,262	4,207
Deferred tax assets	1,643	620
Other assets	186	1,074

Total assets	$104,925	$40,208

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities:
Accounts payable	$728	$1,822
Accrued expenses ($0 and $577 was due to a related party at December 31, 2006 and 2005, respectively)	7,807	6,187
Short-term portion of equipment loan payable	666	667
Deferred revenues	451	793

Total current liabilities	9,652	9,469
Equipment loan payable, less current portion	—	666
Commitments and contingencies
Series A redeemable convertible preferred stock, $.0001 par value; 13,103 shares authorized, 11,549 shares issued and outstanding at December 31, 2005 (aggregate liquidation preference of $66,985 at December 31, 2005); No Series A shares outstanding as of December 31, 2006	—	33,493
Series 1 convertible preferred stock, No Series 1 shares outstanding as of December 31, 2006; $.0001 par value; 2,000 shares authorized, issued and outstanding at December 31, 2005 (aggregate liquidation preference of $12,000 at December 31, 2005)	—	1,444
Stockholders’ equity (deficiency):
Common stock, $0.0001 par value; 100,000 and 30,000 shares authorized, 32,250 and 10,518 shares issued; 32,154 and 10,422 outstanding at December 31, 2006 and 2005, respectively	3	1
Treasury stock, at cost (96 shares at December 31, 2006 and 2005)	(19)	(19)
Additional paid-in capital	90,844	1,661
Deferred stock-based compensation	—	(702)
Accumulated other comprehensive loss	(6)	(114)
Retained earnings (accumulated deficit)	4,451	(5,691)

Total stockholders’ equity (deficiency)	95,273	(4,864)

Total liabilities and stockholders’ equity (deficiency)	$104,925	$40,208

See accompanying notes.

SYNCHRONOSS TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2006	2005	2004
	(In thousands, except per share data)

Net revenues	$72,406	$54,218	$27,191
Costs and expenses:
Cost of services ($3,714, $8,089 and $2,610 were purchased from a related party during 2006, 2005 and 2004, respectively)*	35,643	30,205	17,688
Research and development	7,726	5,689	3,324
Selling, general and administrative	10,474	7,544	4,340
Depreciation and amortization	3,267	2,305	2,127

Total costs and expenses	57,110	45,743	24,479

Income (loss) from operations	15,296	8,475	(288)
Interest and other income	2,256	258	320
Interest expense	(100)	(133)	(39)

Income (loss) before income tax expense	17,452	8,600	(7)
Income tax (expense) benefit	(7,310)	3,829	—

Net income (loss)	10,142	12,429	(7)
Preferred stock accretion	—	(34)	(35)

Net income (loss) attributable to common stockholders	$10,142	$12,395	$(42)

Net income (loss) attributable to common stockholders per Common share:
Basic	$0.37	$0.57	$(0.00)

Diluted	$0.35	$0.50	$(0.00)

Weighted-average common shares outstanding:
Basic	27,248	21,916	10,244

Diluted	29,196	24,921	10,244

*	Cost of services excludes depreciation and amortization which is shown separately.

See accompanying notes.

SYNCHRONOSS TECHNOLOGIES, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

								Accumulated	Retained	Total
					Additional	Subscription	Deferred	Other	Earnings	Stockholders’
	Common Stock		Treasury Stock		Paid-In	Notes from	Stock-Based	Comprehensive	(Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Stockholders	Compensation	Loss	Deficit)	(Deficiency)
	(In thousands)

Balance December 31, 2003	10,501	$1	(96)	$(19)	$904	$(556)	$—	$—	$(18,113)	$(17,783)
Interest on notes	—	—	—	—	—	(30)	—	—	—	(30)
Accretion of Series A redeemable convertible preferred stock	—	—	—	—	(35)	—	—	—	—	(35)
Employee’s repayment of notes	—	—	—	—	—	50	—	—	—	50
Issuance of common stock on exercise of employee options	2	—	—	—	—	—	—	—	—	—
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	(7)	(7)
Unrealized loss on investments in marketable securities	—	—	—	—	—	—	—	(111)	—	(111)

Net total comprehensive loss	—	—	—	—	—	—	—	—	—	(118)

Balance December 31, 2004	10,503	1	(96)	(19)	869	(536)	—	(111)	(18,120)	(17,916)
Interest on notes	—	—	—	—	—	(9)	—	—	—	(9)
Deferred stock-based compensation	—	—	—	—	847	—	(847)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	120	—	—	120
Reversal of deferred compensation due to employee termination	—	—	—	—	(25)	—	25	—	—	—
Accretion of Series A redeemable convertible preferred stock	—	—	—	—	(34)	—	—	—	—	(34)
Employee’s repayment of notes and interest	—	—	—	—	—	545	—	—	—	545
Issuance of common stock on exercise of employee options	15	—	—	—	4	—	—	—	—	4
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	12,429	12,429
Unrealized loss on investments in marketable securities	—	—	—	—	—	—	—	(3)	—	(3)

Net total comprehensive income	—	—	—	—	—	—	—	—	—	12,426

Balance December 31, 2005	10,518	1	(96)	(19)	1,661	—	(702)	(114)	(5,691)	(4,864)
Stock-based compensation	256	—	—	—	1,075	—	—	—	—	1,075
Reversal of deferred compensation in accordance with SFAS 123(R)	—	—	—	—	(702)	—	702	—	—	—
Conversion of Series A redeemable convertible preferred stock	11,549	1	—	—	33,492	—	—	—	—	33,493
Conversion of Series 1 convertible preferred stock	2,000	—	—	—	1,444	—	—	—	—	1,444
Issuance of common stock	111	—	—	—	1,000	—	—	—	—	1,000
Issuance of common stock from IPO and exercise of over- allotment exercise, net of offering costs	7,492	1	—	—	52,764	—	—	—	—	52,765
Issuance of common stock on exercise of options	324	—	—	—	110	—	—	—	—	110
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	10,142	10,142
Unrealized gain on investments in marketable securities	—	—	—	—	—	—	—	108	—	108

Net total comprehensive income	—	—	—	—	—	—	—	—	—	10,250

Balance December 31, 2006 (unaudited)	32,250	$3	(96)	$(19)	$90,844	$—	$—	$(6)	4,451	$95,273

SYNCHRONOSS TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Operating activities:
Net income (loss)	$10,142	$12,429	$(7)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	3,267	2,305	2,127
Deferred income taxes	2,689	(4,644)	—
Stock-based compensation	1,075	120	—
Non-cash interest income	—	—	(30)
Changes in operating assets and liabilities:
Accounts receivable, net of allowance for doubtful accounts	(3,825)	(5,847)	(1,913)
Prepaid expenses and other current assets	(464)	(490)	(239)
Other assets	888	(853)	(109)
Accounts payable	(1,094)	823	(579)
Accrued expenses	2,197	3,842	(253)
Due to a related party	(577)	178	399
Deferred revenues	(342)	162	(1,044)

Net cash provided by (used in) operating activities	13,956	8,025	(1,648)
Investing activities:
Purchases of fixed assets	(4,322)	(2,414)	(3,282)
Employees’ repayment of notes	—	545	50
Purchases of marketable securities available for sale	(1,537)	(2,959)	—
Sale of marketable securities available for sale	3,814	2,848	1,396

Net cash used in investing activities	(2,045)	(1,980)	(1,836)
Financing activities:
Proceeds from issuance of common stock — related party	1,000	—	—
Proceeds from the exercise of stock options	110	4	—
Proceeds from initial public offering, net of offering costs	45,663	—	—
Proceeds from the exercise of over-allotment option, net of offering costs	7,102	—	—
Proceeds from equipment loan	—	—	2,000
Repayments of equipment loan	(667)	(667)	(42)

Net cash provided by (used in) financing activities	53,208	(663)	1,958

Net increase (decrease) in cash and cash equivalents	65,119	5,382	(1,526)
Cash and cash equivalents at beginning of year	8,786	3,404	4,930

Cash and cash equivalents at end of period	$73,905	$8,786	$3,404

Supplemental disclosures of cash flow information
Cash paid for interest	$100	$133	$39

Cash paid for income taxes	3,902	—	—

Accretion of redeemable convertible preferred stock	—	34	35

Conversion of redeemable convertible preferred stock	$34,937	$—	$—

See accompanying notes.

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS
(in thousands, except per share data)

1.	Description of Business

Synchronoss Technologies, Inc. (the “Company” or “Synchronoss”) is a leading provider of on-demand multi-channel transaction management solutions to the communications services marketplace based on its penetration into key providers of communications services. The Company conducts its business operations primarily in the United States of America, with some aspects of its operations being outsourced to entities located in India and Canada. The Company’s proprietary on-demand platform enables communications service providers (“CSPs”) to take, manage and provision orders and other customer-oriented transactions and perform related critical service tasks. The Company targets complex and high-growth markets including wireless, high speed access (i.e., cable, DSL, and Wi-Max), Voice over Internet Protocol (VoIP), video and also target CSP’s bundling of these services (e.g., double, triple, and quadruple plays) and their intersection (i.e., video over wireless, IPTV, content activation). By simplifying technological complexities through the automation and integration of disparate systems, the Company’s platform automates, synchronizes and simplifies electronic order management, activation, and provisioning of these services.

On June 20, 2006, the Company completed its initial public offering (“IPO”) pursuant to which it sold 6,532 shares of common stock at a price to the public of $8.00 per share. Upon completion of the IPO, all 13,549 outstanding shares of the Company’s Series A and Series 1 convertible preferred stock automatically converted into common stock on a one-for-one basis. On July 3, 2006, the Company’s IPO underwriters exercised their option to purchase an additional 960 shares of common stock at the IPO price of $8.00 per share before underwriting discounts and commissions.

2.	Basis of Presentation and Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Revenue Recognition and Deferred Revenue

The Company provides services principally on a transaction fee basis or, at times, on a fixed fee basis and recognizes the revenues as the services are performed or delivered as described below:

Transaction Service Arrangements:  Transaction revenues consist of revenues derived from the processing of transactions through the Company’s service platform and represent approximately 85%, 83% and 63% of net revenues during the years ended December 31, 2006, 2005 and 2004, respectively. Transaction service arrangements include services such as equipment orders, new account set-up, number port requests, credit checks and inventory management.

Transaction revenues are principally based on a contractual price per transaction and are recognized based on the number of transactions processed during each reporting period. Revenues are recorded based on the total number of transactions processed at the applicable price established in the relevant contract. The total amount of revenues recognized is based primarily on the volume of transactions. Many of our contracts guarantee minimum volume transactions from the customer. In these instances, if the customer’s total transaction volume for the period is less than the contractual amount, we record revenues at the minimum guaranteed amount. Set-up fees for transactional service arrangements are deferred and recognized on a straight-line basis over the life of the contract since these amounts would not have been paid by the customer without the related transactional service arrangement. The amount of set-up fees amortized in revenues during the years ended December 31, 2006, 2005 and 2004

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

was $358, $363 and $650, respectively. Revenues are presented net of a provision for discounts, which are volume level driven, or credits, which are performance driven, and are determined in the period in which the volume thresholds are met or the services are provided. Deferred revenues represent billings to customers for services in advance of the performance of services, with revenues recognized as the services are rendered.

Professional Service Arrangements:  Professional services represented approximately 13%, 11% and 20% of net revenues for the years ended December 31, 2006, 2005 and 2004, respectively. Professional services include process and workflow consulting services and development services. Professional services, when sold with transactional service arrangements, are accounted for separately when the professional services have value to the customer on a standalone basis and there is objective and reliable evidence of fair value of the professional services. When accounted for separately, professional service revenues are recognized on a monthly basis, as services are performed and all other elements of revenue recognition have been satisfied.

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

If a professional service arrangement does not qualify for separate accounting, the Company would recognize the professional service revenues ratably over the remaining term of the transaction contract. For the years ended December 31, 2006, 2005 and 2004, all professional services have been accounted for separately.

Subscription Service Arrangements:  Subscription service arrangements which are generally based upon fixed fees represent approximately 2%, 6% and 17% of net revenues for the years ended December 31, 2006, 2005 and 2004, respectively, and relate principally to the Company’s enterprise portal management services. The Company records revenues on a straight-line basis over the life of the contract for its subscription service contracts.

Concentration of Credit Risk

The Company’s financial instruments that are exposed to concentration of credit risk consist primarily of cash and cash equivalents, marketable securities and accounts receivable. The Company maintains its cash and cash equivalents in bank accounts, which, at times, exceed federally insured limits. The Company invests in high-quality financial instruments, primarily money market funds, certificates of deposits and United States bonds. The Company has not recognized any losses in such accounts. The Company believes it is not exposed to significant credit risk on cash, cash equivalents and marketable securities. Concentration of credit risk with respect to accounts receivable is limited because of the creditworthiness of the Company’s major customers.

Two customers accounted for 76%, 88% and 94% of net revenues 2006, 2005 and 2004, respectively. Two customers accounted for 68%, 87% and 98% of accounts receivable at December 31, 2006, 2005 and 2004, respectively. We are the primary provider of e-commerce transaction management solutions to Cingular Wireless, our largest customer, under an agreement which runs through January of 2008, but will be automatically renewed for an additional twelve months unless either party terminates prior to November 1, 2007. Under the terms of this agreement, Cingular Wireless may terminate its relationship with us for convenience, although we believe Cingular would encounter substantial costs in replacing our transaction management solution.

Fair Value of Financial Instruments

Statement of Financial Accounting Standards (“SFAS”) No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosures of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. Due to their short-term nature, the carrying amounts reported in the financial statements approximate the fair value for cash and cash equivalents, accounts

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

receivable and accounts payable. The Company believes the carrying amount of its equipment loan approximates its fair value as of December 31, 2006 and 2005, since the interest rate of the equipment loan approximates a market rate. The fair value of the Company’s convertible preferred stock was not practicable to determine, as no quoted market price existed for the convertible preferred stock as of December 31, 2005. On June 20, 2006, the Company’s convertible preferred stock converted into common stock of the Company upon consummation of the IPO.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less at the date of acquisition to be cash equivalents.

Marketable Securities

Marketable securities consist of fixed income investments with a maturity of greater than three months and other highly liquid investments that can be readily purchased or sold using established markets. In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, these investments are classified as available-for-sale and are reported at fair value on the Company’s balance sheet. The Company classifies its securities with maturity dates of 12 months or more as long term. Unrealized holding gains and losses are reported within accumulated other comprehensive loss as a separate component of stockholders’ equity. If a decline in the fair value of a marketable security below the Company’s cost basis is determined to be other than temporary, such marketable security is written down to its estimated fair value as a new cost basis and the amount of the write-down is included in earnings as an impairment charge. No other than temporary impairment charges have been recorded in any of the periods presented herein.

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

Deferred Offering Costs

Costs directly attributable to the Company’s offering of its equity securities have been deferred and capitalized as part of Other assets as of December 31, 2005. The total amount related to the offering deferred as of December 31, 2005 was approximately $850. Upon the completion of the IPO and the exercise of the over-allotment option by the Company’s underwriters, approximately $7.2 million of offering costs, including the amounts deferred at December 31, 2005, were offset against the proceeds received from the IPO and the exercise of the over-allotment option.

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, a review of long-lived assets for impairment is performed when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. If an indication of impairment is present, the Company compares the estimated undiscounted future cash flows to be generated by the asset to the asset’s carrying amount. If the undiscounted future cash flows are less than the carrying amount of the asset, the Company records an impairment loss equal to the amount by which the asset’s carrying amount exceeds its fair value. The fair value is determined based on valuation techniques such as a comparison to fair values of similar assets or using a discounted cash flow analysis. There were no impairment charges recognized during the years ended December 31, 2006, 2005 and 2004.

Cost of Services

Cost of services includes all direct materials, direct labor and those indirect costs related to revenues such as indirect labor, materials and supplies and facilities cost, exclusive of depreciation expense.

Research and Development

Research and development costs are expensed as incurred. Research and development expense consists primarily of costs related to personnel, including salaries and other personnel-related expenses, consulting fees and the cost of facilities, computer and support services used in service technology development. The Company also expenses costs relating to developing modifications and minor enhancements of its existing technology and services.

Advertising

The Company expenses advertising as incurred. Advertising expenses were $16, $40 and $1 for the years ended December 31, 2006, 2005 and 2004, respectively.

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

Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, requires components of other comprehensive income, including unrealized gains and losses on available-for-sale securities, to be included as part of total comprehensive income. Comprehensive income is comprised of net income and other comprehensive income. The components of comprehensive income are included in the statements of stockholders’ equity (deficiency).

Basic and Diluted Net Income Attributable to Common Stockholders per Common Share

The Company calculates net income per share in accordance with SFAS No. 128, Earnings Per Share. The Company determined that its Series A redeemable convertible preferred stock represented a participating security prior to the IPO. Because the Series A redeemable preferred convertible stock participates equally with common stock in dividends and unallocated income, the Company calculated basic earnings per share when the Company

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

reports net income using the if-converted method, which in the Company’s circumstances, is equivalent to the two class approach required by EITF 03-6, Participating Securities and the Two — Class Method under FASB Statement No. 128. Net losses are not allocated to the Series A redeemable convertible preferred stockholders.

In connection with the Company’s IPO, all of the Company’s Series A and Series 1 redeemable convertible preferred stock was automatically converted into common stock. Since the Series A redeemable convertible preferred stock participated in dividend rights on a one-for-one basis with common stockholders, the security is included in the denominator of basic earnings per share for the period such preferred stock was outstanding. The Company’s Series 1 redeemable convertible preferred stock is included in the denominator of diluted earnings per share for the period it was outstanding.

The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net income attributable to common stockholders per common share. Stock options that are anti-dilutive and excluded from the following table totaled 280, 120, and 0 for the year ended December 31, 2006, 2005 and 2004 respectively.

	Year Ended December 31,
	2006	2005	2004

Numerator:
Net income	$10,142	$12,429	$(7)
Accretion of convertible preferred stock	—	(34)	(35)

Net income attributable to common stockholders	$10,142	$12,395	$(42)

Denominator:
Weighted average common shares outstanding	21,869	10.367	10,244
Conversion of Series A redeemable convertible preferred stock	5,379	11,549	—

Weighted average common shares outstanding — basic	27,248	21,916	10,244
Dilutive effect of:
Options, restricted shares and warrants	1,016	1,005	—
Conversion of Series 1 convertible preferred stock into common stock	932	2,000	—

Weighted average common shares outstanding — diluted	29,196	24,921	10,244

Stock-Based Compensation

As of December 31, 2006, the Company maintains two stock-based compensation plans, which are described more fully in Note 8. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment (“SFAS 123(R)”), using the prospective method. Under the prospective method, compensation cost is recognized for all share-based payments granted subsequent to January 1, 2006 and is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). The unamortized portion of the intrinsic value of stock option awards granted prior to 2006 is amortized starting January 1, 2006 on a straight-line basis over the requisite service periods of the awards, which are currently the vesting period. Compensation expense also includes the amortization of the intrinsic values of the stock options granted prior to 2006 calculated in accordance with APB 25. Results for prior periods have not been restated. Prior to January 1, 2006, the Company accounted for its stock-based compensation plan under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related Interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). As a result of adopting SFAS 123(R) on January 1, 2006, the Company’s income before income tax expense for the year ended December 31, 2006 was $871 lower than if the Company had continued to account

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

for share-based compensation under APB 25. The Company’s net income for the year ended December 31, 2006 was $508, or $0.02 per basic and diluted share, lower than if it had continued to account for share-based compensation under APB 25.

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

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In evaluating a tax position for recognition, the enterprise determines whether it is more likely than not that a tax position will be sustained upon examination which is the minimum threshold a tax position is required to meet before being recognized in the financial statements. A tax position that is recognized is then measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The adoption of FIN 48 is not expected to have a material impact on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in U.S. GAAP and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company will adopt SFAS 157 as required and is currently evaluating the impact of this Statement on the Company’s financial statements.

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

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

3.	Marketable Securities

The following is a summary of available-for-sale securities held by the Company at December 31, 2006 and 2005. All securities held by the company are domestic:

		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

December 31, 2006
Certificates of deposit	$1,937	$1	$(6)	$1,932
Government bonds	3,120	2	(7)	3,115

	$5,057	$3	$(13)	$5,047

December 31, 2005
Certificates of deposit	$3,416	$—	$(60)	$3,356
Government bonds	3,914	—	(54)	3,860

	$7,330	$—	$(114)	$7,216

The Company’s available-for-sale securities have the following maturities:

	December 31,
	2006	2005

Due in one year or less	$3,780	$4,152
Due after one year, less than five years	1,267	3,064

	$5,047	$7,216

Unrealized gains and losses are reported as a component of accumulated other comprehensive loss in stockholders’ equity. For the years ended December 31, 2006, 2005 and 2004, realized gains and losses were insignificant. The cost of securities sold is based on specific identification method.

Unrealized loss positions for which other than temporary impairments have not been recognized at December 31, 2006 is summarized as follows:

	Fair	Unrealized
	Value	Loss

Less than 12 months	2,924	$(11)
Greater than 12 months	1,166	(2)

	4,090	$(13)

Unrealized losses in the Company’s portfolio relate primarily to fixed income debt securities. For these securities, the net unrealized losses are due to changes in interest rates and not changes in credit risk. The Company has concluded that the net unrealized losses in its available-for-sale marketable securities are not other-than-temporary as the Company has the ability to hold the securities to maturity.

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

4.	Property and Equipment

Property and equipment consist of the following:

	December 31,
	2006	2005

Computer hardware	$9,459	$7,928
Computer software	5,853	5,882
Furniture and fixtures	507	498
Leasehold improvements	1,296	904

	17,115	15,212
Less: Accumulated depreciation and amortization	(11,853)	(11,005)

	$5,262	$4,207

5.	Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2006	2005

Accrued compensation and benefits	$3,021	$2,635
Accrued third party processing fees	1,508	51
Accrued other	1,737	2,686
Income tax payable	1,541	815

	$7,807	$6,187

6.	Financing Arrangements

On October 6, 2004, the Company entered into a Loan and Security Agreement (the “Agreement”) with a bank which expires on December 1, 2007. The Agreement includes a Revolving Promissory Note for up to $2,000 and an Equipment Term Note for up to $3,000.

Availability under the Agreement for the Revolving Promissory Note is based on defined percentages of eligible accounts receivable. Borrowings on the revolving credit agreement bear interest at the prime rate plus 1.25% (9.5% and 8.5% at December 31, 2006 and 2005, respectively). Interest only on the unpaid principal amount is due and payable monthly in arrears, commencing January 1, 2005 and continuing on the first day of each calendar month thereafter until maturity, at which point all unpaid principal and interest related to the revolving advances will be payable in full. There were no draws against the Revolving Promissory Note as of December 31, 2006 and 2005.

As of December 31, 2006 and 2005, the Company had outstanding borrowings of $666 and $1,333, respectively, against the Equipment Term Note to fund purchases of eligible equipment. Borrowings on the equipment line bear interest at the prime rate plus 1.75% (10% and 9% at December 31, 2006 and 2005, respectively) and principal and interest are payable monthly.

The Company paid a facility fee and certain other bank fees in connection with the financing arrangement. The agreement requires the Company to meet certain financial covenants. The Company was in compliance with the financial covenants at December 31, 2006 and 2005. Borrowings are collateralized by all of the assets of the Company.

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

7.	Capital Structure

As of December 31, 2006, the Company’s board of directors authorized capital stock was 110,000 shares of stock with a par value of $0.0001, of which 100,000 shares were designated common stock and 10,000 shares were designated preferred stock.

Common Stock

Each holder of common stock is entitled to vote on all matters and is entitled to one vote for each share held. Dividends on common stock will be paid when, as and if declared by the Company’s board of directors. No dividends have ever been declared or paid by the Company. At December 31, 2005, there were 13,549 shares of common stock reserved for issuance upon the conversion of the Series 1 and Series A convertible preferred stock. On June 20, 2006, all 13,549 outstanding shares of the Company’s Series 1 and Series A convertible preferred stock were converted into shares of common stock on a one-for-one basis. As of December 31, 2006, there were 32,250 shares of common stock issued, 5,097 shares of common stock reserved for issuance under the Company’s 2000 Stock Plan (the “2000 Plan”) and 2,000 shares of common stock reserved for issuance under the Company’s 2006 Equity Incentive Plan (the “2006 Plan”).

Preferred Stock

Preferred stock may be issued from time to time. The Company designated 2,000 shares of preferred stock as Series 1 convertible preferred stock and 13,103 shares of preferred stock as Series A redeemable convertible preferred stock as of December 31, 2005. All of the Company’s Series 1 and Series A convertible preferred stock converted into common stock on a one-for-one basis as a result of the IPO. There are no shares of preferred stock outstanding as of December 31, 2006.

Warrants

Prior to 2003, the Company issued warrants to a bank as part of a loan and security agreement. As of December 31, 2005, warrants to purchase 95 shares of Series A redeemable convertible preferred stock were outstanding. The warrants automatically became exercisable for shares of common stock upon the closing of the IPO which occurred on June 20, 2006, and were outstanding as of December 31, 2006. The warrants have an exercise price of $2.90 per share (adjusted for stock splits, stock dividends, etc.). The warrants may be exercised at any time, in whole or in part, during the exercise period, which expires on May 20, 2008. No warrants were issued or exercised during the years ended December 31, 2006 or 2005.

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

As of December 31, 2006, the Company maintains two stock incentive plans, the 2000 Plan and the 2006 Plan. Under the 2000 Plan, the Company has the ability to provide employees, outside directors and consultants an opportunity to acquire a proprietary interest in the success of the Company or to increase such interest by receiving options or purchasing shares of the Company’s stock at a price not less than the fair market value at the date of grant for incentive stock options and a price not less than 30% of the fair market value at the date of grant for non-qualified

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

options. In April 2006, the Company’s board of directors adopted the 2006 Plan. The 2006 Plan became effective upon the IPO.

Under the 2006 Plan, the Company may grant to its employees, outside directors and consultants awards in the form of incentive stock options, non-qualified stock options, shares of restricted stock and stock units or stock appreciation rights. The aggregate number of shares of common stock with respect to which all awards may be granted under the 2006 Plan is 2,000 plus any shares that remain available for issuance under the 2000 Plan. As of December 31, 2006, there were 600 and 1,196 shares available for grant or award under the 2000 and 2006 Plan, respectively. During the year ended December 31, 2006, options to purchase 736 shares of common stock were granted under the 2006 Plan.

The Company’s board of directors administers the 2000 Plan and the 2006 Plan and is responsible for determining the individuals to be granted options or shares, the number of options or shares each individual will receive, the price per share and the exercise period of each option. In establishing its estimates of fair value of the Company’s common stock prior to the completion of the IPO, the Company considered the guidance set forth in the American Institute of Certified Public Accountants Practice Aid, Valuation prior to being a public company of Privately-Held-Company Equity Securities Issued as Compensation, and performed a retrospective determination of the fair value of its common stock for the year ended December 31, 2005, utilizing a combination of valuation methods described elsewhere in our prospectus dated June 15, 2006.

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

	Year Ended December 31,
	2005	2004

Net income attributable to common stockholders — as reported	$12,395	$(42)
Add: Non-cash stock-based employee compensation — as reported	120	—
Less: Total stock-based employee compensation expense determined under the minimum value method for all awards, net of related tax effects	(139)	(7)

Net income attributable to common stockholders — pro forma	$12,376	$(49)

Net income per common share:
Basic — as reported	$0.57	$—

Basic — pro forma	$0.56	$—

Diluted — as reported	$0.50	$—

Diluted — pro forma	$0.50	$—

Upon adoption of SFAS 123(R), the Company selected the Black-Scholes option pricing model as the most appropriate model for determining the estimated fair value for stock-based awards. The weighted-average assumptions used in the Black-Scholes option pricing model are as follows:

Year Ended
December 31, 2006

Expected stock price volatility	45.23%
Risk-free interest rate	4.72%
Expected life of options (in years)	6.20
Expected dividend yield	0%

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

The weighted-average fair value (as of the date of grant) of the options granted during the year ended December 31, 2006 was $4.71 and minimum values were $5.11 and $0.07 during the years ended December 31, 2005 and 2004 respectively.

During the year ended December 31, 2006, the Company recorded total pre-tax stock-based compensation expense of $1,075 ($625 after tax or $0.02 per diluted share), which includes both intrinsic value for equity awards issued prior to 2006 and fair value for equity awards issued during 2006. The total stock-based compensation cost related to non-vested equity awards not yet recognized as an expense as of December 31, 2006 was approximately $4.5 million. That cost is expected to be recognized over a weighted-average period of approximately 3.4 years.

Stock Options

The following table summarizes information about stock options outstanding.

		Options Outstanding
			Option
	Shares	Number	Exercise Price	Weighted-
	Available	of	per Share	Average
	for Grant	Shares	Range	Exercise Price

Balance at December 31, 2003	1,669	408	$ 0.29	$0.29
Options granted	(562)	562	$ 0.29	$0.29
Options exercised	—	(1)	$ 0.29	$0.29
Options forfeited	179	(179)	—	$0.29

Balance at December 31, 2004	1,286	790	$ 0.29	—
Options granted	(425)	425	$0.45 - $10.00	$3.15
Options exercised	—	(16)	$ 0.29	$0.29
Options forfeited	120	(120)	$0.29 - $10.00	$0.30

Balance at December 31, 2005	981	1,079	$0.29 - $10.00	$1.40
Increase in options available for grant	2,614	—	—	—
Options granted	(1,791)	1,791	$6.95 - 12.68	$9.27
Options exercised	—	(324)	$0.29 - $ 6.19	$0.34
Options and restricted stock forfeited	362	(359)	$0.29 - $10.00	$5.89
Restricted stock purchased from the 2000 Plan	(111)	—	$ 8.98	$8.98
Restricted stock granted	(259)	—	$ 8.98	$8.98

Balance at December 31, 2006	1,796	2,187	$0.29 - $12.68	$7.62

Expected to vest at December 31, 2006		1,549	$0.29 - $10.00	$8.82

Vested and exercisable at December 31, 2004		178

Vested and exercisable at December 31, 2005		377

Vested and exercisable at December 31, 2006		325

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

A summary of the Company’s non-vested restricted stock at December 31, 2006, and changes during the year ended December 31, 2006, is presented below:

Number of
Non-Vested Restricted Stock	Awards

Non-vested at January 1, 2006	45
Granted	259
Vested	(88)
Forfeited	(3)

Non-vested at December 31, 2006	213

As of December 31, 2006 and 2005, the average remaining contractual life of outstanding options was approximately 9.0 and 8.4 years, respectively. Shares vested as of December 31, 2006 have an aggregate intrinsic value of approximately $13.3 million. The weighted average remaining contractual life was 7.5 years for stock options outstanding and exercisable as of December 31, 2006 and the total intrinsic value for these stock options was approximately $3.6 million. The total intrinsic value (the excess of the market price over the exercise price) for stock options exercised in 2006, 2005 and 2004 was approximately $2.3 million, $850 and $0 respectively. The amount of cash received from the exercise of stock options was approximately $110 in 2006. For the year ended December 31, 2006, the total fair value of vested options was approximately $326 and the minimum values were $62, and $12 for the years ended December 31, 2005 and 2004, respectively.

Under the 2000 Plan, options may be exercised in whole or in part for 100% of the shares subject to vesting at any time after the date of grant. Options under the 2000 Plan generally vest 25% on the first year anniversary of the date of grant plus an additional 1/48 for each month thereafter. If an option is exercised prior to vesting, the underlying shares are subject to a right of repurchase at the exercise price paid by the option holder. The right of repurchase generally lapses with respect to the first 25% of the purchased shares when the purchaser completes 12 months of continuous service and lapses with respect to an additional 1/48 of the purchased shares when the purchaser completes each month of continuous service thereafter. Under the 2006 Plan, options may be exercised once they become vested. Options under the 2006 Plan generally vest 25% on the first anniversary of the date of grant plus an additional 1/48 for each month thereafter. There were no options exercised prior to vesting during 2006 or 2005.

The following table summarizes information about vested stock options at December 31, 2006:

Vested Stock Options	325
Weighted Average Exercise Price	$2.59
Weighted Average Remaining Contractual Life (in years)	7.5

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

The following table summarizes stock options outstanding and exercisable at December 31, 2006:

	Outstanding		Exercisable
	Number of	Remaining	Number of
Exercise Price	Options	Contractual Life	Options

$0.29	247	6.83	170
$0.45	1	8.41	—
$1.84	169	8.28	75
$6.19	90	8.53	33
$6.95	204	9.56	—
$7.35	75	9.56	—
$8.00	25	9.45	—
$8.92	100	9.75	—
$8.98	834	9.22	11
$9.91	50	9.84	—
$10.00	112	8.81	36
$12.68	280	9.93	—

	2,187		325

Restricted Stock Purchases and Grants

Under the 2000 Plan and 2006 Plan, certain eligible individuals may be granted or given the opportunity to purchase the Company’s common stock at a price not less than the par value of the shares. The Company’s board of directors determines the purchase price at its sole discretion. Shares awarded or sold under the 2000 Plan and 2006 Plan are subject to certain special forfeiture conditions, rights of repurchase, rights of first refusal and other transfer restrictions as the Company’s board of directors may determine. Under most circumstances, the right of repurchase shall lapse with respect to the first 25% of the purchased shares when the purchaser completes 12 months of continuous service and shall lapse as to an additional 1/48 of the purchased shares when the purchaser completes each month of continuous service thereafter. No restricted shares were purchased or granted during 2005. In March 2006, 111 shares of restricted stock were purchased by a board member. The purchase price of these shares was $8.98 per share. The shares are not subject to any vesting schedule. In April 2006, the Company’s board of directors awarded 191 shares of restricted stock at a fair value of $8.98 per share to certain employees of the Company. In October 2006, the Company’s board of directors awarded 33 shares of restricted stock at a fair value of $8.98 per share to certain management employees of the Company. In December 2006, the Company’s board of directors awarded 35 shares of restricted stock at a fair value of $12.68 per share to certain management employees of the Company.

9.	401(k) Plan

The Company has a 401(k) plan (the “Plan”) covering all eligible employees. The Plan allows for a discretionary employer match. The Company incurred and expensed $90, $71 and $38 for the years ended December 31, 2006, 2005 and 2004, respectively, in Plan match contributions.

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

10.	Income Taxes

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	December 31,
	2006	2005

Deferred tax assets:
Current deferred tax assets
Accrued vacation	$19	$35
Accrued miscellaneous	8	101
Accrued professional fees	44
Deferred revenue	40
Bad debts reserve	71	89
Net operating loss carryforwards	130	3,799

	312	4,024
Non-current deferred tax assets:
Net operating loss carryforwards	682	—
Depreciation and amortization	669	356
Deferred compensation	292	49
Charitable contributions	—	51
AMT credit carryover	—	164

Net deferred income taxes	$1,955	$4,644

The Company records a valuation allowance for temporary differences for which it is more likely than not that the Company will not receive future tax benefits. At December 31, 2004, the Company recorded a valuation allowance of $7,175. However, during 2006 and 2005, the Company generated taxable income and expects to continue to generate taxable income for the foreseeable future. As such, during the fourth quarter of 2005, the Company determined that it was more likely than not that it would realize its future tax benefits and reduced the valuation allowance to zero.

At December 31, 2006 and 2005, the Company has approximately $0 and $8.3 million of federal and $12.5 million and $14.5 million of state net operating loss carryforwards available to offset future taxable income, respectively. The state net operating loss carryforwards will begin expiring in 2021 if not utilized. In addition, the utilization of the state net operating loss carryforwards is subject to a $3.0 million annual limitation. All taxes, expenses and benefits discussed are domestic.

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

A reconciliation of the statutory tax rates and the effective tax rates for the years ended December 31, 2006, 2005 and 2004 are as follows:

	Year Ended December 31,
	2006	2005	2004

Statutory rate	35%	34%	34%
State taxes, net of federal benefit	6%	5%	0%
Permanent adjustments	1%	0%	(631)%
Valuation allowance	0%	(84)%	597%

Net	42%	(45)%	0%

Income tax (expense) benefit consisted of the following components:

	Year Ended December 31,
	2006	2005	2004

Current:
Federal	$(2,957)	$(164)	$—
State	(1,664)	(651)	—
Deferred:
Federal	(2,624)	3,579	—
State	(65)	1,065	—

Income tax (expense) benefit	$(7,310)	$3,829	$—

11.	Commitments and Contingencies

Leases

The Company leases office space, automobiles and office equipment under non-cancellable operating lease agreements, which expire through March 2012. Aggregate annual future minimum lease payments under these non-cancellable leases are as follows at December 31, 2006:

Period ended December 31:
2007	$1,505
2008	1,234
2009	1,033
2010	656
2011	654
2012 and thereafter	164

$5,246

Rent expense for the years ended December 31, 2006, 2005 and 2004 was $1,522, $1,353 and $873, respectively.

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

12.	Related Parties

Omniglobe International, L.L.C.

Omniglobe International, L.L.C., (“Omniglobe”) a Delaware limited liability company with operations in India, provides data entry services relating to the Company’s exception handling management. The Company pays Omniglobe an hourly rate for each hour worked by each of its data entry agents. As of December 31, 2006 and 2005, the Company had agreements with Omniglobe. One of the Company’s agreements with Omniglobe provides for minimum levels of staffing at a specific price level resulting in an overall minimum commitment of $350 over a six month period. Services provided include data entry and related services as well as development and testing services. The current agreements may be terminated by either party without cause with 30 or 60 days written notice prior to the end of the term. Unless terminated, the agreement will automatically renew in six month increments. As of December 31, 2006, the Company fulfilled the overall minimum contractual commitment. The Company does not intend to terminate its arrangements with Omniglobe.

On March 12, 2004, certain of the Company’s executive officers and their family members acquired indirect equity interests in Omniglobe by purchasing an ownership interest in Rumson Hitters, L.L.C., a Delaware limited liability company, as follows:

				Proceeds Received
		Equity	Purchase Price of	from Interest in
		Interest in	Interest in Rumson	Rumson Hitters,
Name	Position with Synchronoss	Omniglobe	Hitters, L.L.C.	L.L.C.

Stephen G. Waldis	Chairman of the Board of Directors, President and Chief Executive Officer	12.23%	$95,000	$95,000
Lawrence R. Irving	Chief Financial Officer and Treasurer	2.58%	$20,000	$20,000
David E. Berry	Former Vice President and Chief Technology Officer	2.58%	$20,000	$20,000
Robert Garcia	Executive Vice President of Product Management and Service Delivery	1.29%	$10,000	$10,000

On June 20, 2006, members of Rumson Hitters repurchased, at the original purchase price, the equity interests in Rumson Hitters held by each of the Company’s employees and their family members, such that no employee of the Company or family member of such employee had any interest in Rumson Hitters or Omniglobe after June 20, 2006. Neither the Company nor any of its employees provided any of the funds to be used by members of Rumson Hitters in repurchasing such equity interests. Since June 20, 2006, Omniglobe is no longer a related party.

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

During the period in which the Company’s employees and their family members owned equity interests in Rumson Hitters, fees paid for services rendered related to these agreements for 2006 were $3.7 million through June 20, 2006 when Omniglobe was no longer a related party, and $8.0 million for the year ended December 31, 2005. On December 31, 2005, amounts due to Omniglobe were $577. At December 31, 2006 Omniglobe was no longer a related party.

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

13.	Selected Quarterly Financial Data (unaudited)

	Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)

2006
Net revenues	$15,724	$17,442	$18,909	$20,331
Gross profit	6,961	7,799	10,224	11,779
Net income	1,529	1,428	3,136	4,049
Net income attributable to common stockholders	1,529	1,428	3,136	4,049
Basic net income per common share(1)	0.07	0.06	0.10	0.13
Diluted net income per common share(1)	0.06	0.05	0.10	0.12

	Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)

2005
Net revenues	$11,350	$13,776	$14,115	$14,977
Gross profit	5,069	5,829	6,139	6,976
Net income	1,692	2,127	2,209	6,401	(2)
Net income attributable to common stockholders	1,684	2,119	2,198	6,393
Basic net income per common share(1)	0.08	0.10	0.10	0.29
Diluted net income per common share(1)	0.07	0.09	0.09	0.26

(1)	Per common share amounts for the quarters and full year have been calculated separately. Accordingly, quarterly amounts do not add to the annual amount because of differences in the weighted-average common shares outstanding during each period principally due to the effect of the Company’s issuing shares of its common stock during the year.

(2)	Includes the impact of a reduction of the Company’s deferred tax valuation allowance of $4.6 million.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our chief executive officer and chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2006, have concluded that, as of such date, our disclosure controls and procedures were effective based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13(a)-15 or 15d-15.

Our management, including our chief executive officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Changes in internal controls over financial reporting

There was no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the fourth quarter of the year ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) Identification of Directors. Information concerning the directors of Synchronoss is set forth under the heading “Election of Directors” in the Synchronoss Proxy Statement for the 2007 Annual Meeting of Stockholders and is incorporated herein by reference.

(b) Audit Committee Financial Expert. Information concerning Synchronoss’ audit committee financial expert is set forth under the heading “Audit Committee” in the Synchronoss Proxy Statement for the 2007 Annual Meeting of Stockholders and is incorporated herein by reference.

(c) Identification of the Audit Committee. Information concerning the audit committee of Synchronoss is set forth under the heading “Audit Committee” in the Synchronoss Proxy Statement for the 2007 Annual Meeting of Stockholders and is incorporated herein by reference.

(d) Section 16(a) Beneficial Ownership Reporting Compliance. Information concerning compliance with beneficial ownership reporting requirements is set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Synchronoss Proxy Statement for the 2007 Annual Meeting of Stockholders and is incorporated herein by reference.

(e) Code of Ethics. Information concerning the Synchronoss Code of Business Conduct is set forth under the caption “Code of Business Conduct” in the Synchronoss Proxy Statement for the 2007 Annual Meeting of Stockholders and is incorporated herein by reference. The Code of Business Conduct can also be found on our website, www.synchronoss.com.

ITEM 11.	EXECUTIVE COMPENSATION

Information concerning executive compensation is set forth under the headings “Compensation of Executive Officers” in the Synchronoss Proxy Statement for the 2007 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning shares of Synchronoss equity securities beneficially owned by certain beneficial owners and by management is set forth under the heading “Equity Security Ownership of Certain Beneficial Owners and Management” in the Synchronoss Proxy Statement for the 2007 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning certain relationships and related transactions is set forth under the heading “Certain Related Party Transactions” in the Synchronoss Proxy Statement for the 2007 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning fees and services of the Company’s principal accountants is set forth under the heading “Report of the Audit Committee” and “Independent Registered Public Accounting Firm’s Fees” in the Synchronoss Proxy Statement for the 2007 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements:

(a)(2) Schedule for the years ended December 31, 2006, 2005, 2004:

II — Valuation and Qualifying Accounts

All other Schedules have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(a)(3) Exhibits:

Exhibit No.		Description

3	.1*	Amended and Restated Certificate of Incorporation of the Registrant.
3	.2*	Amended and Restated Bylaws of the Registrant
4.1		Reference is made to Exhibits 3.1 and 3.2
4	.2*	Amended and Restated Investors Rights Agreement, dated December 22, 2000, by and among the Registrant, certain stockholders and the investors listed on the signature pages thereto.
4	.3*	Amendment No. 1 to Synchronoss Technologies, Inc. Amended and Restated Investors Rights Agreement, dated April 27, 2001, by and among the Registrant, certain stockholders and the investors listed on the signature pages thereto.

Exhibit No.		Description

4	.4*	Registration Rights Agreement, dated November 13, 2000, by and among the Registrant and the investors listed on the signature pages thereto.
4	.5*	Amendment No. 1 to Synchronoss Technologies, Inc. Registration Rights Agreement, dated May 21, 2001, by and among the Registrant, certain stockholders listed on the signature pages thereto and Silicon Valley Bank.
10	.1*	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.
10	.2*	Synchronoss Technologies, Inc. 2000 Stock Plan and forms of agreements thereunder.
10	.3*	Amendment No. 1 to Synchronoss Technologies, Inc. 2000 Stock Plan.
10	.4*	2006 Equity Incentive Plan and forms of agreements thereunder.
10	.5*	Lease Agreement between the Registrant and BTCT Associates, L.L.C. for the premises located at 750 Route 202 South, Bridgewater, New Jersey, dated as of May 11, 2004.
10	.6*	First Amendment dated December 23, 2003 to the Lease Agreement between the Registrant and BTCT Associates, L.L.C. for the premises located at 750 Route 202 South, Bridgewater, New Jersey, dated as of May 11, 2004.
10.7		Second Amendment dated August 21, 2006 to the Lease Agreement between the Registrant and BTCT Associates, L.L.C. for the premises located at 750 Route 202 South, Bridgewater, New Jersey, dated as of May 11, 2004.
10	.8*	Lease Agreement between the Registrant and Liberty Property Limited Partnership for the premises located at 1525 Valley Center Parkway, Bethlehem, Pennsylvania, dated as of February 14, 2002.
10	.9*	Lease Agreement between the Registrant and Apple Tree LLC for the premises located at 8201 164th Avenue NE, Redmond, Washington, dated as of November 28, 2005.
10	.10*	Loan & Security Agreement between the Registrant and Silicon Valley Bank, dated as of May 21, 2001.
10	.11*‡	Cingular Master Services Agreement, effective September 1, 2005 by and between the Registrant and Cingular Wireless LLC.
10	.12*†	Employment Agreement between the Registrant and Stephen G. Waldis.
10	.13*†	Employment Agreement between the Registrant and Lawrence R. Irving.
10	.14*†	Employment Agreement between the Registrant and Robert Garcia.
10	.15†	Employment Agreement between the Registrant and Chris Putnam.
10	.16†	Employment Agreement between the Registrant and Omar Tellez
23.1		Consent of Ernst & Young, LLP, Independent Registered Public Accounting Firm.
24		Power of Attorney (see page 64)
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and section 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and section 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

†	Compensation Arrangement.

*	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (Commission File No. 333-132080).

‡	Confidential treatment has been requested for portions of this document. The omitted portions of this document have been filed with the Securities and Exchange Commission.

(10)

(b) Exhibits.

See (a)(3) above.

(c) Financial Statement Schedule.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
December 31, 2006, December 31, 2005, and December 31, 2004

	Beginning					Ending
	Balance	Additions		Reductions		Balance
	(In thousands)

Allowance for doubtful receivables(1)
2006	$221		$40		$(90)	$171
2005	$200		$21	$		$221
2004	$357	$			$(157)	$200

(1)	Reductions include the reinstatement and subsequent collections of accounts receivable that were previously written-off

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNCHRONOSS TECHNOLOGIES, INC.
(Registrant)

By	/s/ Stephen G. Waldis
Stephen G. Waldis
Chairman of the Board, Chief Executive Officer and President

March 16, 2007

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Ronald J. Prague or Lawrence R. Irving, or either of them, each with the power of substitution, their attorney-in-fact, to sign any amendments to this Form 10-K (including post-effective amendments), and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or their substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stephen G. Waldis Stephen G. Waldis	Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2007

/s/ Lawrence R. Irving Lawrence R. Irving	Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2007

/s/ William Cadogan William Cadogan	Director	March 16, 2007

/s/ Charles Hoffman Charles Hoffman	Director	March 16, 2007

/s/ Thomas Hopkins Thomas Hopkins	Director	March 16, 2007

/s/ James McCormick James McCormick	Director	March 16, 2007

/s/ Scott Yaphe Scott Yaphe	Director	March 16, 2007

Item 16.	Exhibits and Financial Statement Schedules

(a) Exhibits

Exhibit No.		Description

3	.1*	Amended and Restated Certificate of Incorporation of the Registrant.
3	.2*	Amended and Restated Bylaws of the Registrant
4.1		Reference is made to Exhibits 3.1 and 3.2
4	.2*	Amended and Restated Investors Rights Agreement, dated December 22, 2000, by and among the Registrant, certain stockholders and the investors listed on the signature pages thereto.
4	.3*	Amendment No. 1 to Synchronoss Technologies, Inc. Amended and Restated Investors Rights Agreement, dated April 27, 2001, by and among the Registrant, certain stockholders and the investors listed on the signature pages thereto.
4	.4*	Registration Rights Agreement, dated November 13, 2000, by and among the Registrant and the investors listed on the signature pages thereto.
4	.5*	Amendment No. 1 to Synchronoss Technologies, Inc. Registration Rights Agreement, dated May 21, 2001, by and among the Registrant, certain stockholders listed on the signature pages thereto and Silicon Valley Bank.
10	.1*	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.
10	.2*	Synchronoss Technologies, Inc. 2000 Stock Plan and forms of agreements thereunder.
10	.3*	Amendment No. 1 to Synchronoss Technologies, Inc. 2000 Stock Plan.
10	.4*	2006 Equity Incentive Plan and forms of agreements thereunder.
10	.5*	Lease Agreement between the Registrant and BTCT Associates, L.L.C. for the premises located at 750 Route 202 South, Bridgewater, New Jersey, dated as of May 11, 2004.
10	.6*	First Amendment dated December 23, 2003 to the Lease Agreement between the Registrant and BTCT Associates, L.L.C. for the premises located at 750 Route 202 South, Bridgewater, New Jersey, dated as of May 11, 2004.
10.7		Second Amendment dated August 21, 2006 to the Lease Agreement between the Registrant and BTCT Associates, L.L.C. for the premises located at 750 Route 202 South, Bridgewater, New Jersey, dated as of May 11, 2004.
10	.8*	Lease Agreement between the Registrant and Liberty Property Limited Partnership for the premises located at 1525 Valley Center Parkway, Bethlehem, Pennsylvania, dated as of February 14, 2002.
10	.9*	Lease Agreement between the Registrant and Apple Tree LLC for the premises located at 8201 164th Avenue NE, Redmond, Washington, dated as of November 28, 2005.
10	.10*	Loan & Security Agreement between the Registrant and Silicon Valley Bank, dated as of May 21, 2001.
10	.11*‡	Cingular Master Services Agreement, effective September 1, 2005 by and between the Registrant and Cingular Wireless LLC.
10	.12*†	Employment Agreement between the Registrant and Stephen G. Waldis.
10	.13*†	Employment Agreement between the Registrant and Lawrence R. Irving.
10	.14*†	Employment Agreement between the Registrant and Robert Garcia.
10	.15†	Employment Agreement between the Registrant and Chris Putnam.
10	.16†	Employment Agreement between the Registrant and Omar Tellez
23.1		Consent of Ernst & Young, LLP, Independent Registered Public Accounting Firm.
24		Power of Attorney (see page 64)
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

Exhibit No.	Description

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and section 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and section 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

†	Compensation Arrangement.

*	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (Commission File No. 333-132080). .

‡	Confidential treatment has been requested for portions of this document. The omitted portions of this document have been filed with the Securities and Exchange Commission.