Form 10-Q
period 2007-03-31
SYNCHRONOSS TECHNOLOGIES INC
filed 2007-05-04
CIK 1131554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number 000-52049
SYNCHRONOSS TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	06-1594540 (I.R.S. Employer Identification No.)

750 Route 202 South, Suite 600 Bridgewater, New Jersey (Address of principal executive offices)	08807 (Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the
Exchange Act). Yes ☐ No ☑
Shares outstanding of the Registrant’s common stock:

Class Common stock, $0.0001 par value	Outstanding at April 30, 2007 32,319,394 shares

SYNCHRONOSS TECHNOLOGIES, INC.
FORM 10-Q INDEX

		PAGE NO.
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements and Notes

	Balance Sheets as of March 31, 2007 (unaudited) and December 31, 2006	2

	Statements of Operations (unaudited) for the Three Months Ended March 31, 2007 and 2006	3

	Statements of Cash Flows (unaudited) for the Three Months Ended March 31, 2007 and 2006	4

	Notes to Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4.	Controls and Procedures	19

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 1A.	Risk Factors	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	21

Item 4.	Submission of Matters to a Vote of Security Holders	21

Item 5.	Other Information	21

Item 6.	Exhibits	21

SIGNATURES

Exhibit Index

EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION
Certification of Chief Executive Officer
Certification of Chief Financial Officer
Certification of Chief Executive Officer Pursuant to Section 906
Certification of Chief Financial Officer Pursuant to Section 906

SYNCHRONOSS TECHNOLOGIES, INC.
BALANCE SHEETS
(In thousands, except per share data)

	March 31,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$73,898	$73,905
Marketable securities	3,031	3,780
Accounts receivable, net of allowance for doubtful accounts of $176 and $171 at March 31, 2007 and December 31, 2006, respectively	19,869	16,917
Prepaid expenses and other assets	1,917	1,653
Deferred tax assets	325	312

Total current assets	99,040	96,567
Marketable securities	1,222	1,267
Property and equipment, net	8,591	5,262
Deferred tax assets	1,643	1,643
Other assets	159	186

Total assets	$110,655	$104,925

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,753	$728
Accrued expenses	5,729	7,807
Short-term portion of equipment loan payable	500	666
Deferred revenues	763	451

Total current liabilities	10,745	9,652
Stockholders’ equity:
Common stock, $0.0001 par value; 100,000 shares authorized, 32,409 and 32,250 shares issued; 32,313 and 32,154 outstanding at March 31, 2007 and December 31, 2006, respectively	3	3
Treasury stock, at cost (96 shares at March 31, 2007 and December 31, 2006)	(19)	(19)
Additional paid-in capital	91,780	90,844
Accumulated other comprehensive income (loss)	1	(6)
Retained earnings	8,145	4,451

Total stockholders’ equity	99,910	95,273

Total liabilities and stockholders’ equity	$110,655	$104,925

See accompanying notes.

SYNCHRONOSS TECHNOLOGIES, INC.
STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2007	2006
Net revenues	$21,329	$15,724
Costs and expenses:
Cost of services ($0 and $2,136 were purchased from a related party during the three months ended March 31, 2007 and 2006, respectively)*	9,642	8,763
Research and development	1,932	1,685
Selling, general and administrative	3,240	2,010
Depreciation and amortization	1,087	719

Total costs and expenses	15,901	13,177

Income from operations	5,428	2,547
Interest and other income	944	100
Interest expense	(15)	(29)

Income before income tax expense	6,357	2,618
Income tax expense	(2,663)	(1,089)

Net income	$3,694	$1,529

Net income per common share:
Basic	$0.12	$0.07

Diluted	$0.11	$0.06

Weighted-average common shares outstanding:
Basic	32,112	22,053

Diluted	32,989	24,956

*	Cost of services excludes depreciation and amortization which is shown separately.
See accompanying notes.

SYNCHRONOSS TECHNOLOGIES, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2007	2006
Operating activities:
Net income	$3,694	$1,529
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	1,087	719
Deferred income taxes	(13)	743
Stock-based compensation	563	78
Changes in operating assets and liabilities:
Accounts receivable, net of allowance for doubtful accounts	(2,952)	(2,146)
Prepaid expenses and other current assets	(264)	(26)
Other assets	27	(531)
Accounts payable	3,025	1,052
Accrued expenses	(2,078)	(2,700)
Due to a related party	—	151
Deferred revenues	312	111

Net cash provided by (used in) operating activities	3,401	(1,020)
Investing activities:
Purchases of fixed assets	(4,416)	(1,429)
Purchases of marketable securities available for sale	(787)	(820)
Sale of marketable securities available for sale	1,588	909

Net cash used in investing activities	(3,615)	(1,340)
Financing activities:
Proceeds from the exercise of stock options	373	1,033
Repayments of equipment loan	(166)	(166)

Net cash provided by financing activities	207	867

Net decrease in cash and cash equivalents	(7)	(1,493)
Cash and cash equivalents at beginning of year	73,905	8,786

Cash and cash equivalents at end of period	$73,898	$7,293

See accompanying notes.

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS — UNAUDITED
(in thousands, except per share data unless otherwise noted)
The financial statements at March 31, 2007 and for the three months ended March 31, 2007 and 2006 are unaudited, but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements and should be read in conjunction with the financial statements and notes in our Annual Report incorporated by reference in Form 10-K for calendar year 2006. The results reported in these financial statements should not necessarily be taken as indicative of results that may be expected for the entire year. The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.
1. Description of Business
     Synchronoss Technologies, Inc. (the “Company” or “Synchronoss”) is a leading provider of on-demand multi-channel transaction management solutions to the communications services marketplace based on its penetration into key providers of communications services. The Company conducts its business operations primarily in the United States of America, with some aspects of its operations being outsourced to entities located in India and Canada. The Company’s proprietary on-demand platform enables communications service providers (“CSPs”) to take, manage and provision orders and other customer-oriented transactions and perform related critical service tasks. The Company targets complex and high-growth markets including wireless, high speed access (i.e., cable, DSL, and Wi-Max), Voice over Internet Protocol (“VoIP”), video and also target CSP’s bundling of these services (e.g., double, triple, and quadruple plays) and their intersection (i.e., video over wireless, IPTV, content activation). By simplifying technological complexities through the automation and integration of disparate systems, the Company’s platform automates, synchronizes and simplifies electronic order management, activation, and provisioning of these services.
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
Revenue Recognition and Deferred Revenue
     The Company provides services principally on a transaction fee basis or, at times, on a fixed fee basis and recognizes the revenues as the services are performed or delivered as described below:
     Transaction Service Arrangements: Transaction revenues consist of revenues derived from the processing of transactions through the Company’s service platform and represent approximately 81% and 87% net revenues during the three months ended March 31, 2007 and 2006, respectively. Transaction service arrangements include services such as equipment orders, new account set-up, number port requests, credit checks and inventory management.
     Transaction revenues are principally based on a contractual price per transaction and are recognized based on the number of transactions processed during each reporting period. Revenues are recorded based on the total number of transactions processed at the applicable price established in the relevant contract. The total amount of revenues recognized is based primarily on the volume of transactions. Many of our contracts guarantee minimum volume transactions from the customer. In these instances, if the customer’s

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS — UNAUDITED (Continued)
(in thousands, except per share data unless otherwise noted)
total transaction volume for the period is less than the contractual amount, we record revenues at the minimum guaranteed amount. Set-up fees for transactional service arrangements are deferred and recognized on a straight-line basis over the life of the contract since these amounts would not have been paid by the customer without the related transactional service arrangement. The amount of set-up fees amortized in revenues during the three months ended March 31, 2007 and 2006 was $221 and $69, respectively. Revenues are presented net of a provision for discounts, which are volume level driven, or credits, which are performance driven, and are determined in the period in which the volume thresholds are met or the services are provided. Deferred revenues represent billings to customers for services in advance of the performance of services, with revenues recognized as the services are rendered.
     Professional Service Arrangements: Professional services represented approximately 18% and 11% of net revenues for the three months ended March 31, 2007 and 2006, respectively. Professional services include process and workflow consulting services and development services. Professional services, when sold with transactional service arrangements, are accounted for separately when the professional services have value to the customer on a standalone basis and there is objective and reliable evidence of fair value of the professional services. When accounted for separately, professional service revenues are recognized on a monthly basis, as services are performed and all other elements of revenue recognition have been satisfied.
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
     If a professional service arrangement does not qualify for separate accounting, the Company would recognize the professional service revenues ratably over the remaining term of the transaction contract. For the three months ended March 31, 2007 and 2006, all professional services have been accounted for separately.
     Subscription Service Arrangements: Subscription service arrangements which are generally based upon fixed fees represent approximately 1% and 2% of net revenues for the three months ended March 31, 2007 and 2006, respectively, and relate principally to the Company’s enterprise portal management services. The Company records revenues on a straight-line basis over the life of the contract for its subscription service contracts.
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
     Our top five customers accounted for 93% and 88% of net revenues for the three months ended March 31, 2007 and 2006, respectively. Our top five customers accounted for 93% and 88% of accounts receivable at March 31, 2007 and December 31, 2006, respectively. We are the primary provider of e-commerce transaction management solutions to AT&T Mobility LLC (formerly Cingular Wireless) our largest customer, under an agreement which runs through January of 2008, but which will be automatically renewed for an additional twelve months unless either party terminates prior to November 1, 2007. Under the terms of this agreement, AT&T Mobility LLC may terminate its relationship with us for convenience, although we believe AT&T Mobility LLC would encounter substantial costs in replacing our transaction management solution.
Fair Value of Financial Instruments
     Statement of Financial Accounting Standards (“SFAS”) No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosures of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS — UNAUDITED (Continued)
(in thousands, except per share data unless otherwise noted)
practicable to estimate that value. Due to their short-term nature, the carrying amounts reported in the financial statements approximate the fair value for cash and cash equivalents, accounts receivable and accounts payable. The Company believes the carrying amount of its equipment loan approximates its fair value as of March 31, 2007 and 2006, since the interest rate of the equipment loan approximates a market rate.
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
     Expenditures for routine maintenance and repairs are charged against cost of services. Major replacements, improvements and additions are capitalized.
Impairment of Long-Lived Assets
     In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, a review of long-lived assets for impairment is performed when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. If an indication of impairment is present, the Company compares the estimated undiscounted future cash flows to be generated by the asset to the asset’s carrying amount. If the undiscounted future cash flows are less than the carrying amount of the asset, the Company records an impairment loss equal to the amount by which the asset’s carrying amount exceeds its fair value. The fair value is determined based on valuation techniques such as a comparison to fair values of similar assets or using a discounted cash flow analysis. There were no impairment charges recognized during the three months ended March 31, 2007 and 2006.

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS — UNAUDITED (Continued)
(in thousands, except per share data unless otherwise noted)
Cost of Services
     Cost of services includes direct labor and those indirect costs related to revenues such as indirect labor, materials and supplies and facilities cost, exclusive of depreciation expense.
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
Advertising
     The Company expenses advertising as incurred. The Company did not incur any advertising costs during the three month periods presented herein.
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
     In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”) to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 as of January 1, 2007, as required and determined that the adoption of FIN 48 did not have a material impact on the Company’s financial position and results of operations. Interest costs and penalties related to income taxes are classified as interest expense and selling, general and administrative costs, respectively in the Company’s financial statements. The Company did not recognize interest or penalties related to income tax during the three months ended March 31, 2007 or 2006 and did not accrue for interest or penalties as of March 31, 2007 or December 31, 2006. The Company did not have any unrecognized tax benefits as of March 31, 2007 or December 31, 2006. Tax returns for all years 2000 and thereafter are subject to future examination by tax authorities.
Comprehensive Income
     SFAS No. 130, Reporting Comprehensive Income, requires components of other comprehensive income, including unrealized gains and losses on available-for-sale securities, to be included as part of total comprehensive income. Comprehensive income is comprised of net income and other comprehensive income.
Basic and Diluted Net Income Attributable to Common Stockholders per Common Share
     The Company calculates net income per share in accordance with SFAS No. 128, Earnings Per Share. The Company determined that its Series A redeemable convertible preferred stock represented a participating security prior to the IPO. Because the Series A redeemable convertible preferred stock participates equally with common stock in dividends and unallocated income, the Company calculated basic earnings per share when the Company reports net income using the if-converted method, which in the Company’s

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS — UNAUDITED (Continued)
(in thousands, except per share data unless otherwise noted)
circumstances, is equivalent to the two class approach required by EITF 03-6, Participating Securities and the Two — Class Method under FASB Statement No. 128. Net losses are not allocated to the Series A redeemable convertible preferred stockholders.
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
     The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net income attributable to common stockholders per common share. There were no stock options that were anti-dilutive and excluded from the following table for the three months ended March 31, 2007.

	Three Months Ended March 31,
	2007	2006
Numerator:
Net income	$3,694	$1,529

Denominator:
Weighted average common shares outstanding	32,112	10,504
Conversion of Series A redeemable convertible preferred stock	—	11,549

Weighted average common shares outstanding — basic	32,112	22,053
Dilutive effect of:
Options, restricted shares and warrants	877	903
Conversion of Series 1 convertible preferred stock into common stock	—	2,000

Weighted average common shares outstanding — diluted	32,989	24,956

Stock-Based Compensation
     As of March 31, 2007, the Company maintains two stock-based compensation plans. Prior to January 1, 2006, the Company was applying the disclosure only provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Compensation cost is recognized for all share-based payments granted subsequent to January 1, 2006 and is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Under SFAS 123(R), an equity instrument is not considered to be issued until the instrument vests. As a result, compensation cost is recognized over the requisite service period with an offsetting credit to additional paid-in capital. Compensation expense also includes the amortization on a straight-line basis over the remaining vesting period of the intrinsic values of the stock options granted prior to 2006 calculated in accordance with Accounting for Stock Issued to Employees (“APB 25”).
Impact of Recently Issued Accounting Standards
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in U.S. GAAP and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company will adopt SFAS 157 as required and does not expect the adoption of this standard to have a significant impact on the Company’s financial statements.
     In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value that are not currently required to be measured at fair value. Accordingly, companies would then be required to report unrealized gains and losses on these items in earnings at each subsequent reporting date. The objective is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Company is currently evaluating the effects of the adoption of SFAS 159 on our consolidated results of operations and financial position.

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS — UNAUDITED (Continued)
(in thousands, except per share data unless otherwise noted)
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
3. Marketable Securities
     The following is a summary of available-for-sale securities held by the Company at March 31, 2007 and December 31, 2006. All securities held by the Company are domestic:

		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2007
Certificates of deposit	$2,252	$2	$(4)	$2,250
Government bonds	2,000	5	(2)	2,003

	$4,252	$7	$(6)	$4,253

December 31, 2006
Certificates of deposit	$1,937	$1	$(6)	$1,932
Government bonds	3,120	2	(7)	3,115

	$5,057	$3	$(13)	$5,047

     Unrealized gains and losses are reported as a component of accumulated other comprehensive loss in stockholders’ equity. For the three months ended March 31, 2007 and 2006, realized gains and losses were insignificant. The cost of securities sold is based on specific identification method.
4. Stock Plans
     The Company uses the Black-Scholes option pricing model for determining the estimated fair value for stock-based awards. The weighted-average assumptions used in the Black-Scholes option pricing model are as follows:

Three Months Ended
March 31, 2007
Expected stock price volatility	54.24%
Risk-free interest rate	4.81%
Expected life of options (in years)	5.91
Expected dividend yield	0%
     The weighted-average fair value (as of the date of grant) of the options granted was $8.38 and $4.36 for the three months ended March 31, 2007 and 2006, respectively. During the three months ended March 31, 2007, the Company recorded total pre-tax stock-based compensation expense of $563 ($327 after tax or $0.01 per diluted share), which includes both intrinsic value for equity awards issued prior to 2006 and fair value for equity awards issued after January 1, 2006. The total stock-based compensation cost related to non-vested equity awards not yet recognized as an expense as of March 31, 2007 was approximately $4.9 million. That cost is expected to be recognized over a weighted-average period of approximately 3.0 years.
Stock Options
     The following table summarizes information about stock options outstanding.

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS — UNAUDITED (Continued)
(in thousands, except per share data unless otherwise noted)

		Options Outstanding
			Option
	Shares	Number	Exercise Price	Weighted-
	Available	of	per Share	Average
	for Grant	Shares	Range	Exercise Price
Balance at December 31, 2006	1,796	2,187	$0.29 - $12.68	$7.62

Options granted	(147)	147	$14.00 - $16.19	$14.92
Options exercised	—	(66)	$0.29 - $10.00	$5.60
Options forfeited	8	(8)	$0.29 - $8.98	$8.09
Restricted stock granted	(19)	—	$14.00	$14.00

Balance at March 31, 2007	1,638	2,260	$0.29 - $16.19	$6.62

Expected to vest at March 31, 2007		1,581	$0.29 - $16.19	$9.55

     A summary of the Company’s non-vested restricted stock at March 31, 2007, and changes during the three months ended March 31, 2007, is presented below:

Number of
Non-Vested Restricted Stock	Awards
Non-vested at January 1, 2007	213
Granted	19
Vested	(8)

Non-vested at March 31, 2007	224

5. Related Parties
Omniglobe International, L.L.C.
     Omniglobe International, L.L.C., (“Omniglobe”) a Delaware limited liability company with operations in India, provides data entry services relating to the Company’s exception handling management. The Company pays Omniglobe an hourly rate for each hour worked by each of its data entry agents. As of March 31, 2007 and 2006, the Company had agreements with Omniglobe. One of the Company’s agreements with Omniglobe provides for minimum levels of staffing at a specific price level resulting in an overall minimum commitment of $350 over a six month period. Services provided include data entry and related services as well as development and testing services. The current agreements may be terminated by either party without cause with 30 or 60 days written notice prior to the end of the term. Unless terminated, the agreement will automatically renew in six month increments. As of March 31, 2007, the Company fulfilled the overall minimum contractual commitment. The Company does not intend to terminate its arrangements with Omniglobe.
     On March 12, 2004, certain of the Company’s executive officers and their family members acquired indirect equity interests in Omniglobe by purchasing an ownership interest in Rumson Hitters, L.L.C. (“Rumson Hitters”), a Delaware limited liability company, as follows:

				Proceeds Received
				from Sale of
		Equity	Purchase Price of	Interest in
		Interest in	Interest in Rumson	Rumson Hitters,
Name	Position with Synchronoss	Omniglobe	Hitters, L.L.C.	L.L.C.
Stephen G. Waldis	Chairman of the Board of Directors, President and Chief Executive Officer	12.23%	$95,000	$95,000
Lawrence R. Irving	Executive Vice President, Chief Financial Officer and Treasurer	2.58%	$20,000	$20,000
David E. Berry	Former Vice President and Chief Technology Officer	2.58%	$20,000	$20,000
Robert Garcia	Executive Vice President, Chief Operating Officer and Service Delivery	1.29%	$10,000	$10,000

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS — UNAUDITED (Continued)
(in thousands, except per share data unless otherwise noted)
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
     From March 12, 2004 through June 12, 2006, Omniglobe paid an aggregate of $1,300 in distributions to all of its interest holders, including Rumson Hitters. In turn, during this period, Rumson Hitters paid an aggregate of $700 in distributions to its interest holders, including approximately $154 in distributions to Stephen G. Waldis and his family members, approximately $32 in distributions to Lawrence R. Irving, approximately $32 in distributions to David E. Berry and his family members and approximately $16 in distributions to Robert Garcia.
     During the period in which the Company’s employees and their family members owned equity interests in Rumson Hitters, fees paid for services rendered related to these agreements for the three months ended March 31, 2006 were $2.1 million. Since June 20, 2006, Omniglobe is no longer a related party.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     You should read the following discussion and analysis in conjunction with the information set forth in our financial statements and related notes included elsewhere in this quarterly report on Form 10-Q and in our Form 10-K for the year ended December 31, 2006. All numbers are expressed in thousands unless otherwise stated. The statements in this discussion regarding our expectations of our future performance, liquidity and capital resources, and other non-historical statements are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described under “Risk Factors” and elsewhere in this From 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2006. Our actual results may differ materially from those contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statements are based.
Overview
     We are a leading provider of on-demand multi-channel transaction management solutions to communications service providers (CSPs). We have designed our solution to be flexible across communication services and channels (i.e., e-commerce, CSP stores and other retail outlets, etc.), allowing us to meet the rapidly changing and converging services offered by CSPs. By simplifying technological complexities through the automation and integration of disparate systems, we enable CSPs to acquire, retain and service customers quickly, reliably and cost-effectively. We enable service providers to drive growth in new and existing markets while delivering an improved customer experience at lower costs. We target complex and high-growth markets including wireless, high speed access (i.e., cable, DSL and wi-max), Voice over Internet Protocol (“VoIP”), video and also target the bundling of these services (e.g., double, triple and quadruple plays) and their intersection (i.e., video over wireless, IPTV, content activation). Our ActivationNow® and ConvergenceNowTM platforms automate, synchronize and simplify electronic order management, activation and provisioning of these services. Our industry-leading customers include AT&T Inc., Vonage Holdings, Cablevision Systems Corporation, Level 3 Communications, SunRocket, Covad, Verizon Business Solutions, Clearwire, Time Warner Cable and Comcast. Our CSP customers use our platform and technology to service both consumer and business customers, including over 300 of the Fortune 500 companies.
Revenues
     We generate a substantial portion of our revenues on a per-transaction basis, most of which is derived from contracts that extend up to 48 months. We have increased our revenues rapidly, growing at a compound annual growth rate of 67% from 2001 to 2006. Over the last three years we have derived an increasing percentage of our revenues from transactions. For the three months ended March 31, 2007, we derived approximately 81% of our revenues from transactions processed; and for the three months ended March 31, 2006, we derived approximately 87% of our revenues from transactions processed. The remainder of our revenues were generated by professional services and subscription revenues. As the year progresses, we expect to derive an increasing percentage of our net revenues from transaction processing.
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

Revenue Recognition and Deferred Revenue
     We provide services principally on a transactional basis or, at times, on a fixed fee basis and recognize the revenues as the services are performed or delivered as discussed below:
     Transactional Service Arrangements: Transaction revenues consist of revenues derived from the processing of transactions through our service platform and represented approximately 81% and 87% of our revenues for the three months ended March 31, 2007 and 2006, respectively. Transaction service arrangements include services such as equipment orders, new account set-up, number port requests, credit checks and inventory management.
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
     Professional Service Arrangements: Professional service revenues represented approximately 18% and 11% of our revenues for the three months ended March 31, 2007 and 2006, respectively. Professional services, when sold with transactional service arrangements, are accounted for separately when these services have value to the customer on a standalone basis and there is objective and reliable evidence of the fair value of the professional services. When accounted for separately, professional service revenues are recognized on a monthly basis, as services are performed and all other elements of revenue recognition have been satisfied.
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
     If a professional service arrangement does not qualify for separate accounting, we would recognize the professional service revenues ratably over the remaining term of the transaction contract. There were no such arrangements for the three months ended March 31, 2007 and 2006.
     Subscription Service Arrangements: Subscription service arrangements represented approximately 1% and 2% of our revenues for the three months ended March 31, 2007 and 2006, respectively, and relate principally to our ActivationNow® platform service which the customer accesses through a graphical user interface. We record revenues on a straight-line basis over the life of the contract for our subscription service contracts.
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
Valuation Allowance
     We record a valuation allowance on our deferred tax assets when it is more likely than not that an asset will not be realized. Determining when we will recognize our deferred tax assets is a matter of judgment based on facts and circumstances. We determined that it was appropriate to record our deferred tax assets at full value at March 31, 2007 and December 31, 2006, based on our recent cumulative earnings history and our expected future earnings. However, if there were a significant change in facts, such as a loss of a significant customer, we may determine that a valuation allowance is required.
Stock-Based Compensation
     As of March 31, 2007, the Company maintains two stock-based compensation plans. Prior to January 1, 2006, the Company was applying the disclosure only provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Compensation cost is recognized for all share-based payments granted subsequent to January 1, 2006 and is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Under SFAS 123(R), an equity instrument is not considered to be issued until the instrument vests. As a result, compensation cost is recognized over the requisite service period with an offsetting credit to additional paid-in capital. Compensation expense also includes the amortization on a straight-line basis over the remaining vesting period of the intrinsic values of the stock options granted prior to 2006 calculated in accordance with Accounting for Stock Issued to Employees (“APB 25”).
     The Company utilizes the Black-Scholes option pricing model for determining the estimated fair value for stock-based awards. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Expected volatility was calculated based on a blended weighted-average of historical information of our stock and the weighted average of historical information of similar public entities for which historical information was available. We will continue to use a blended weighted average approach using our own historical volatility and other similar public entity volatility information until our historical volatility is relevant to measure expected volatility for future option grants. The average expected life was determined according to the SEC shortcut approach as described in Staff Accounting Bulletin (“SAB”) 107, Disclosure about Fair Value of Financial Instruments, which is the mid-point between the vesting date and the end of the contractual term. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant. Forfeitures are estimated based on voluntary termination behavior, as well as a historical analysis of actual option forfeitures.
     The weighted-average assumptions used in the Black-Scholes option pricing model are as follows:

Three Months Ended
March 31, 2007
Stock Options
Expected stock price volatility	54.24%
Risk-free interest rate	4.81%
Expected life of options (in years)	5.91
Expected dividend yield	0%
     The weighted-average fair value (as of the date of grant) of the options granted was $8.38 and $4.36 for the three months ended March 31, 2007 and 2006, respectively. Beginning in 2006, in certain cases, we granted members of our board of directors and certain employees NSOs in addition to ISOs. The total stock-based compensation cost related to non-vested stock options, non-vested restricted stock and stock option awards not yet recognized as of March 31, 2007 was approximately $4.9 million.
Results of Operations

Three months ended March 31, 2007 compared to the three months ended March 31, 2006
     The following table presents an overview of our results of operations for the three months ended March 31, 2007 and 2006.

	Three Months Ended				Three Months Ended
	March 31,				March 31,
	2007		2006		2007 vs. 2006
	$	% of Revenue	$	% of Revenue	$ Change	% Change
	(in thousands)
Net revenue	$21,329	100.0%	$15,724	100.0%	$5,605	35.6%

Cost of services (excluding depreciation and amortization shown separately below)	9,642	45.2%	8,763	55.7%	879	10.0%
Research and development	1,932	9.1%	1,685	10.7%	247	14.7%
Selling, general and administrative	3,240	15.2%	2,010	12.8%	1,230	61.2%
Depreciation and amortization	1,087	5.1%	719	4.6%	368	51.1%

	15,901	74.6%	13,177	83.8%	2,724	20.7%

Income from operations	$5,428	25.4%	$2,547	16.2%	$2,881	113.1%
     Net Revenue. Net revenues increased $5.6 million to $21.3 million for the three months ended March 31, 2007, compared to the three months ended March 31, 2006. This increase is primarily due to increased revenues from existing customers. Net revenues from our wireless customer increased $3.2 million to $14.5 million for the three months ended March 31, 2007, compared to the three months ended March 31, 2006. LNP and VoIP transactions accounted for $6.7 million of our revenues during the three months ended March 31, 2007, as compared to $4.2 million for the corresponding period last year. Transaction revenues recognized for the three months ended March 31, 2007 represented 81% of net revenues compared to 87% for the same period in 2006. The increase in transaction revenues of $3.6 million was supplemented by an increase of professional service revenues of $2.1 million. Professional service revenues increased as a percentage of sales to 18% for the three months ended March 31, 2007, compared to 11% for the three months ended March 31, 2006. As the year progresses, we expect to derive an increasing percentage of our net revenues from transaction processing.
Expense
     Cost of Services. Cost of services increased $0.9 million to $9.6 million for the three months ended March 31, 2007, compared to the three months ended March 31, 2006, due primarily to the growth in personnel costs required to support higher transaction volumes submitted to us by our customers and increases in telecommunication costs. In particular, personnel and related costs and third party consulting service costs increased $0.5 million to manage exception handling. Also, additional telecommunication and maintenance expense in our data facilities, contributed approximately $0.3 million to the increase in cost of services. In addition, stock-based compensation expense increased $0.1 million. Cost of services as a percentage of revenues decreased to 45.2% for the three months ended March 31, 2007, as compared to 55.7% for the three months ended March 31, 2006. We are continuing to realize the benefits and efficiencies gained by increased automation rates in our customers.
     Research and Development. Research and development expense increased $0.2 million to $1.9 million for the three months ended March 31, 2007, compared to the three months ended March 31, 2006, due to the continued investment in and further development of the ActivationNow® and ConvergenceNowTM platforms to enhance our service offerings and increases in automation that have continued to allow us to gain operational efficiencies. Research and development expense as a percentage of revenues decreased to 9.1% for the three months ended March 31, 2007, as compared to 10.7% for the three months ended March 31, 2006.

     Selling, General and Administrative. Selling, general and administrative expense increased $1.2 million to $3.2 million for the three months ended March 31, 2007, compared to the three months ended March 31, 2006, due in part to increases in personnel and related costs totaling $0.3 million, increased expenses of $0.4 million associated with being a public company, and increased stock-based compensation expense of $0.3 million. Selling, general and administrative expense as a percentage of revenues increased to 15.2% for the three months ended March 31, 2007, as compared to 12.8% for the three months ended March 31, 2006. We anticipate that our selling, general and administrative expenses will increase on an absolute basis in the future as we incur public company costs and make continued investments in sales and marketing.
     Depreciation and Amortization. Depreciation and amortization expense increased $0.4 million to $1.1 million due to the commencement of depreciation expense associated with recent fixed asset additions.
     Income Tax. Our effective tax rate was approximately 41.9% and approximately 41.6% during the three months ended March 31, 2007 and 2006, respectively. We review the expected annual effective income tax rate and make changes on a quarterly basis as necessary based on certain factors such as changes in forecasted annual operating income, changes to the actual and forecasted permanent book-to-tax differences, or changes resulting from the impact of a tax law change. During the three months ended March 31, 2007 and 2006, we recognized approximately $2.7 million and $1.1 million in related tax expense, respectively.
Liquidity and Capital Resources
     Our principal source of liquidity has been cash provided by operations and by cash provided from our initial public offering (“IPO”) which was completed on June 20, 2006. The net proceeds from our offering and the exercise of the over-allotment option by our IPO underwriters were approximately $52.8 million, which enabled us to strengthen our balance sheet. As a result, we had cash, cash equivalents and short- and long-term marketable securities of $78.2 million at March 31, 2007. We anticipate that our principal uses of cash in the future will be facility expansion, capital expenditures and working capital.
     On October 6, 2004, we entered into a Loan and Security Agreement (the “Agreement”) with a bank which expires on December 1, 2007. The Agreement includes a Revolving Promissory Note for up to $2.0 million and an Equipment Term Note for up to $3.0 million. Availability under the Agreement for the Revolving Promissory Note is based on defined percentages of eligible accounts receivable. Borrowings on the revolving credit agreement bear interest at the prime rate plus 1.25% (9.5% at March 31, 2007 and December 31, 2006). Interest only on the unpaid principal amount is due and payable monthly in arrears, commencing January 1, 2005 and continuing on the first day of each calendar month thereafter until maturity, at which point all unpaid principal and interest related to the revolving advances will be payable in full. There were no borrowings against the Revolving Promissory Note as of December 31, 2006 and during the three months ended March 31, 2007. As of March 31, 2007 and December 31, 2006, we had outstanding borrowings of $500 and $666, respectively, against the Equipment Term Note to fund purchases of eligible equipment. Borrowings on the equipment line bear interest at the prime rate plus 1.75% (10% at March 31, 2007 and December 31, 2006) and principal and interest are payable monthly. Borrowings under the Agreement are collateralized by all of our assets.
     The Agreement requires us to meet one liquidity financial covenant that must be maintained as of the last day of each month. The covenant requires us to maintain a ratio of current assets to current liabilities of 2:1. This calculation and a certification of compliance, along with our monthly financial statements, are reported to the bank on a monthly basis. We were in compliance with the financial covenant at March 31, 2007 and December 31, 2006. As of March 31, 2007, we had $2.0 million available under the revolving promissory note of our bank, subject to the terms and conditions of that facility.
Discussion of Cash Flows
     Cash flows from operations. Net cash provided by operating activities for the three months ended March 31, 2007 was $3.4 million compared to net cash used of $1.0 million for the three months March 31, 2006. The increase of $4.4 million is primarily due to increased income and an increase to accounts payable. The accounts payable account grew partially due to capital expenditures necessary to continue to grow our business. Payments for accounts payable are expected to occur during the second quarter of 2007.
     Cash flows from investing. Net cash used in investing activities for the three months ended March 31, 2007 was $3.6 million compared to net cash used of $1.3 million for the three months March 31, 2006. The increase of $2.3 million was due to the increased purchase of fixed assets of $3.0 million partially offset by sales of marketable securities.

     Cash flows from financing. Net cash provided by financing activities for the three months ended March 31, 2007 was $0.2 million compared to net cash provided of $0.9 million for the three months March 31, 2006. The decrease of $0.7 million in net cash provided by financing activities was principally due to lower proceeds received from the exercise of options to purchase common stock.
     We believe that our existing cash and cash equivalents, short-term investments and cash from operations will be sufficient to fund our operations for the next twelve months.
Effect of Inflation
     Although inflation generally affects us by increasing our cost of labor and equipment, we do not believe that inflation has had any material effect on our results of operations for the three months ended March 31, 2007 and 2006.
Impact of Recently Issued Accounting Standards
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in U.S. GAAP and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company will adopt SFAS 157 as required and does not expect the adoption of this standard to have a significant impact on the Company’s financial statements.
     In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value that are not currently required to be measured at fair value. Accordingly, companies would then be required to report unrealized gains and losses on these items in earnings at each subsequent reporting date. The objective is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Company is currently evaluating the effects of the adoption of SFAS 159 on our consolidated results of operations, cash flows, and financial position.
Off-Balance Sheet Arrangements
     We had no off-balance sheet arrangements as of March 31, 2007 and December 31, 2006.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
     The primary objective of our investment activities is to preserve our capital for the purpose of funding operations, while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and short- and long-term investments in a variety of securities, including commercial paper, money market funds and corporate debt securities. Our cash and cash equivalents at March 31, 2007 and December 31, 2006 included liquid money market accounts. All market-risk sensitive instruments were entered into for non-trading purposes
ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.
     Our chief executive officer and chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2007, have concluded that, as of such date, our disclosure controls and procedures were effective based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13(a)-15 or 15d-15.
     Our management, including our chief executive officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.
Changes in internal controls over financial reporting
     There was no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the three months ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     We are not currently subject to any material legal proceedings; however, we may from time to time become a party to various legal proceedings arising in the ordinary course of our business.
ITEM 1A. RISK FACTORS
     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part II, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. If any of the risks actually occur, our business, financial conditions or results of operations could be negatively affected. In that case, the trading price of our stock could decline, and our stockholders may lose part or all of their investment.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
     None.
Use of Proceeds
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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
ITEM 5. OTHER INFORMATION
     None.
ITEM 6. EXHIBITS

Exhibit No.	Description
3.2*	Restated Certificate of Incorporation of the Company

3.4*	Amended and Restated Bylaws of the Company

Exhibit No.	Description
4.2*	Form of Company’s Common Stock certificate

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated herein by reference to the exhibit of the same number in the Company’s Registration Statement on Form S-1 (Commission File No. 333-132080).

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Synchronoss Technologies, Inc.
/s/ Stephen G. Waldis
Stephen G. Waldis
President and Chief Executive Officer (Principal executive officer)

May 4, 2007