Form 10-Q
period 2007-06-30
SYNCHRONOSS TECHNOLOGIES INC
filed 2007-07-30
CIK 1131554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Large accelerated filer ☐      Accelerated filer ☐       Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Shares outstanding of the Registrant’s common stock:

Class	Outstanding at July 24, 2007
Common stock, $0.0001 par value	32,389,217 shares

SYNCHRONOSS TECHNOLOGIES, INC.
FORM 10-Q INDEX

PAGE NO.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements and Notes

Balance Sheets as of June 30, 2007 (unaudited) and December 31, 2006	2

Statements of Operations (unaudited) for the Three and Six Months Ended June 30, 2007 and 2006	3

Statements of Cash Flows (unaudited) for the Six Months Ended June 30, 2007 and 2006	4

Notes to Financial Statements (unaudited)	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3. Quantitative and Qualitative Disclosures About Market Risk	21

Item 4. Controls and Procedures	21

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	22

Item 1A. Risk Factors	22

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3. Defaults Upon Senior Securities	22

Item 4. Submission of Matters to a Vote of Security Holders	22

Item 5. Other Information	23

Item 6. Exhibits	23

SIGNATURES	24

Exhibit Index

EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION
CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER PURSUANT TO 18 U.S.C. SECTION 1350
CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER PURSUANT TO U.S.C. SECTIOON 1350

SYNCHRONOSS TECHNOLOGIES, INC.
BALANCE SHEETS
(In thousands, except per share data)

	June 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$73,164	$73,905
Marketable securities	1,895	3,780
Accounts receivable, net of allowance for doubtful accounts of $432 and $171 at June 30, 2007 and December 31, 2006, respectively	24,911	16,917
Prepaid expenses and other assets	2,279	1,653
Deferred tax assets	330	312

Total current assets	102,579	96,567
Marketable securities	2,530	1,267
Property and equipment, net	10,525	5,262
Deferred tax assets	1,645	1,643
Other assets	176	186

Total assets	$117,455	$104,925

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,669	$728
Accrued expenses	7,712	7,807
Short-term portion of equipment loan payable	333	666
Deferred revenues	436	451

Total current liabilities	11,150	9,652
Stockholders’ equity:
Common stock, $0.0001 par value; 100,000 shares authorized, 32,475 and 32,250 shares issued; 32,379 and 32,154 outstanding at June 30, 2007 and December 31, 2006, respectively	3	3
Treasury stock, at cost (96 shares at June 30, 2007 and December 31, 2006)	(19)	(19)
Additional paid-in capital	92,742	90,844
Accumulated other comprehensive loss	(2)	(6)
Retained earnings	13,581	4,451

Total stockholders’ equity	106,305	95,273

Total liabilities and stockholders’ equity	$117,455	$104,925

See accompanying notes.

SYNCHRONOSS TECHNOLOGIES, INC.
STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net revenues	$31,321	$17,442	$52,650	$33,166
Costs and expenses:
Cost of services ($0 and $1,578 were purchased from a related party during the three months ended June 30, 2007 and 2006, respectively and $0 and $3,714 were purchased from a related party during the six months ended June 30, 2007 and 2006, respectively)*	14,505	9,643	24,147	18,406
Research and development	2,534	2,150	4,466	3,835
Selling, general and administrative	4,630	2,521	7,870	4,531
Depreciation and amortization	1,290	820	2,377	1,539

Total costs and expenses	22,959	15,134	38,860	28,311

Income from operations	8,362	2,308	13,790	4,855
Interest and other income	959	164	1,903	264
Interest expense	(12)	(27)	(27)	(56)

Income before income tax expense	9,309	2,445	15,666	5,063
Income tax expense	(3,873)	(1,017)	(6,536)	(2,106)

Net income	$5,436	$1,428	$9,130	$2,957

Net income per common share:
Basic	$0.17	$0.06	$0.28	$0.13

Diluted	$0.16	$0.05	$0.28	$0.11

Weighted-average common shares outstanding:
Basic	32,150	23,234	32,116	22,652

Diluted	33,360	26,587	33,186	25,774

*	Cost of services excludes depreciation and amortization which is shown separately.
See accompanying notes.

SYNCHRONOSS TECHNOLOGIES, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2007	2006
Operating activities:
Net income	$9,130	$2,957
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	2,377	1,539
Deferred income taxes	(20)	1,703
Stock-based compensation	1,288	466
Changes in operating assets and liabilities:
Accounts receivable, net of allowance for doubtful accounts	(7,994)	(2,629)
Prepaid expenses and other current assets	(626)	(854)
Other assets	10	851
Accounts payable	1,941	530
Accrued expenses	(95)	(1,346)
Due to a related party	—	(577)
Deferred revenues	(15)	(103)

Net cash provided by operating activities	5,996	2,537

Investing activities:
Purchases of fixed assets	(7,640)	(3,026)
Purchases of marketable securities available for sale	(2,463)	(1,640)
Maturity of marketable securities available for sale	3,089	1,927

Net cash used in investing activities	(7,014)	(2,739)

Financing activities:
Proceeds from issuance of common stock – related party	—	1,000
Proceeds from initial public offering, net of offering costs	—	45,557
Proceeds from the exercise of stock options	610	43
Repayments of equipment loan	(333)	(333)

Net cash provided by financing activities	277	46,267

Net (decrease) increase in cash and cash equivalents	(741)	46,065
Cash and cash equivalents at beginning of year	73,905	8,786

Cash and cash equivalents at end of period	$73,164	$54,851

See accompanying notes.

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS – UNAUDITED
(in thousands, except per share data unless otherwise noted)
The financial statements at June 30, 2007 and for the three and six months ended June 30, 2007 and 2006 are unaudited, but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements and should be read in conjunction with the financial statements and notes in the Company’s Annual Report incorporated by reference in Form 10-K for calendar year 2006. The results reported in these financial statements should not necessarily be taken as indicative of results that may be expected for the entire year. The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.
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
Revenue Recognition and Deferred Revenue
     The Company provides services principally on a transaction fee basis or, at times, on a fixed fee basis and recognizes the revenues as the services are performed or delivered as described below:
     Transaction Service Arrangements: Transaction revenues consist of revenues derived from the processing of transactions through the Company’s service platform and represent approximately 85% and 86% of net revenues during the three months ended June 30, 2007 and 2006, respectively, and represents approximately 83% and 86% of net revenues for the six months ended June 30, 2007 and 2006, respectively. Transaction service arrangements include services such as equipment orders, new account set-up, number port requests, credit checks and inventory management.
     Transaction revenues are principally based on a contractual price per transaction and are recognized based on the number of transactions processed during each reporting period. Revenues are recorded based on the total number of transactions processed at the applicable price established in the relevant contract. The total amount of revenues recognized is based primarily on the volume of

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS — UNAUDITED (Continued)
(in thousands, except per share data unless otherwise noted)
transactions. Many of the Company’s contracts guarantee minimum volume transactions from the customer. In these instances, if the customer’s total transaction volume for the period is less than the contractual amount, Synchronoss records revenues at the minimum guaranteed amount. Set-up fees for transactional service arrangements are deferred and recognized on a straight-line basis over the life of the contract since these amounts would not have been paid by the customer without the related transactional service arrangement. The amount of set-up fees amortized and recorded as revenue during the three months ended June 30, 2007 and 2006 was $59 and $90, respectively, and $280 and $147 for the six months ended June 30, 2007 and 2006, respectively. Revenues are presented net of a provision for discounts, which are volume level driven, or credits, which are performance driven, and are determined in the period in which the volume thresholds are met or the services are provided. Deferred revenues represent billings to customers for services in advance of the performance of services, with revenues recognized as the services are rendered.
     Professional Service Arrangements: Professional services represented approximately 14% and 12% of net revenues for the three months ended June 30, 2007 and 2006, respectively, and 16% and 12% of net revenues for the six months ended June 30, 2007 and 2006, respectively. Professional services include process and workflow consulting services and development services. Professional services, when sold with transactional service arrangements, are accounted for separately when the professional services have value to the customer on a standalone basis and there is objective and reliable evidence of fair value of the professional services. When accounted for separately, professional service revenues are recognized as services are performed and all other elements of revenue recognition have been satisfied.
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
     If a professional service arrangement does not qualify for separate accounting, the Company would recognize the professional service revenues ratably over the remaining term of the transaction contract. For the three and six months ended June 30, 2007 and 2006, all professional services have been accounted for separately.
     Subscription Service Arrangements: Subscription service arrangements which are generally based upon fixed fees represented approximately 1% and 2% of net revenues for the three months ended June 30, 2007 and 2006, respectively, and 1% and 2% of net revenues for the six months ended June 30, 2007 and 2006, respectively, and relate principally to the Company’s enterprise portal management services. The Company records revenues on a straight-line basis over the life of the contract for its subscription service contracts.
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
     The Company’s top five customers accounted for 95% and 94% of net revenues for the three months ended June 30, 2007 and 2006, respectively, and 95% and 95% of net revenues for the six months ended June 30, 2007 and 2006, respectively. The Company’s top five customers accounted for 95% and 92% of accounts receivable at June 30, 2007 and December 31, 2006, respectively. Synchronoss is the primary provider of e-commerce transaction management solutions to AT&T Mobility LLC (formerly Cingular Wireless), the Company’s largest customer, under an agreement which runs through January of 2008, but which will be automatically renewed for an additional twelve months unless either party terminates prior to November 1, 2007. Under the terms of this agreement, AT&T Mobility LLC may terminate its relationship with the Company for convenience, although the Company believes AT&T Mobility LLC would encounter substantial costs in replacing the Company’s transaction management solution.

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS — UNAUDITED (Continued)
(in thousands, except per share data unless otherwise noted)
Fair Value of Financial Instruments
     Statement of Financial Accounting Standards (“SFAS”) No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosures of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. Due to their short-term nature, the carrying amounts reported in the financial statements approximate the fair value for cash and cash equivalents, accounts receivable, equipment loan payable and accounts payable. The Company believes the carrying amount of its equipment loan approximates its fair value as of June 30, 2007 and December 31, 2006, since the interest rate of the equipment loan approximates a market rate.
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
Impairment of Long-Lived Assets
     In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, a review of long-lived assets for impairment is performed when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. If an indication of impairment is present, the Company compares the estimated undiscounted future cash flows to be generated by the asset to the asset’s carrying amount. If the undiscounted future cash flows are less than the carrying amount of the asset, the Company records an impairment loss equal to the amount by which the asset’s carrying amount exceeds its fair value. The fair value is determined based on valuation techniques such as a comparison to fair values of similar assets or using a discounted cash flow analysis. There were no impairment charges recognized during the three and six months ended June 30, 2007 and 2006.

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS — UNAUDITED (Continued)
(in thousands, except per share data unless otherwise noted)
Cost of Services
     Cost of services includes direct labor and those indirect costs related to revenues such as indirect labor, materials and supplies and facilities cost, exclusive of depreciation expense.
Research and Development
     Research and development costs are expensed as incurred, unless they meet GAAP criteria for deferral and amortization. Software development costs incurred prior to the establishment of technological feasibility do not meet these criteria, and are expensed as incurred. No costs were deferred during the three and six months ended 2007 and 2006. Research and development expense consists primarily of costs related to personnel, including salaries and other personnel-related expenses, consulting fees and the cost of facilities, computer and support services used in service technology development. The Company also expenses costs relating to developing modifications and minor enhancements of its existing technology and services.
Advertising
     The Company expenses advertising as incurred. Advertising expenses were $13 and $12 for the three months ended June 30, 2007 and 2006, respectively, and $13 and $12 for the six months ended June 30, 2007 and 2006, respectively.
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
     In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”) to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 as of January 1, 2007, as required and determined that the adoption of FIN 48 did not have a material impact on the Company’s financial position and results of operations. Interest costs and penalties related to income taxes are classified as interest expense and selling, general and administrative costs, respectively in the Company’s financial statements. The Company did not recognize interest or penalties related to income tax during the three months ended June 30, 2007 or 2006 and did not accrue for interest or penalties as of June 30, 2007 or December 31, 2006. The Company did not have any unrecognized tax benefits as of June 30, 2007 or December 31, 2006. Tax returns for all years 2000 and thereafter are subject to future examination by tax authorities.
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

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS — UNAUDITED
(in thousands, except per share data unless otherwise noted)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net income	$5,436	$1,428	$9,130	$2,957
Unrealized gain (loss) on available-for-sale securities, net of tax	12	36	(4)	50

Total comprehensive income	$5,448	$1,464	$9,126	$3,007

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
     The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net income attributable to common stockholders per common share. There were no stock options that were anti-dilutive and excluded from the following table for the three and six months ended June 30, 2007 and 2006.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Numerator:
Net income	$5,436	$1,428	$9,130	$2,957

Denominator:
Weighted average common shares outstanding	32,150	13,081	32,116	11,805
Conversion of Series A redeemable convertible preferred stock	—	10,153	—	10,847

Weighted average common shares outstanding – basic	32,150	23,234	32,116	22,652
Dilutive effect of:

Options and restricted shares	1,210	1,595	1,070	1,244
Conversion of Series 1 convertible preferred stock into common stock	—	1,758	—	1,878

Weighted average common shares outstanding — diluted	33,360	26,587	33,186	25,774

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS — UNAUDITED (Continued)
(in thousands, except per share data unless otherwise noted)
Stock-Based Compensation
     As of June 30, 2007, the Company maintains two stock-based compensation plans. Prior to January 1, 2006, the Company was applying the disclosure only provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Compensation cost is recognized for all share-based payments granted subsequent to January 1, 2006 and is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Under SFAS 123(R), an equity instrument is not considered to be issued until the instrument vests. As a result, compensation cost is recognized over the requisite service period with an offsetting credit to additional paid-in capital. Compensation expense also includes the amortization on a straight-line basis over the remaining vesting period of the intrinsic values of the stock options granted prior to 2006 calculated in accordance with Accounting for Stock Issued to Employees (“APB 25”).
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
     In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value that are not currently required to be measured at fair value. Accordingly, companies would then be required to report unrealized gains and losses on these items in earnings at each subsequent reporting date. The objective is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Company is currently evaluating the effects of the adoption of SFAS 159 on the Company’s results of operations and financial position.
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
3. Marketable Securities
     The following is a summary of available-for-sale securities held by the Company at June 30, 2007 and December 31, 2006. All securities held by the Company are domestic and gross unrealized gains and losses are reported before tax:

		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2007
Certificates of deposit	$1,947	$1	$(6)	$1,942
Government bonds	2,481	4	(2)	2,483

	$4,428	$5	$(8)	$4,425

December 31, 2006
Certificates of deposit	$1,937	$1	$(6)	$1,932
Government bonds	3,120	2	(7)	3,115

	$5,057	$3	$(13)	$5,047

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS — UNAUDITED (Continued)
(in thousands, except per share data unless otherwise noted)
     Unrealized gains and losses are reported as a component of accumulated other comprehensive loss in stockholders’ equity. For the three and six months ended June 30, 2007 and 2006, realized gains and losses were insignificant. The cost of securities sold is based on specific identification method.
4. Stock Plans
     The Company uses the Black-Scholes option pricing model for determining the estimated fair value for stock-based awards. The weighted-average assumptions used in the Black-Scholes option pricing model are as follows:

	Three Months Ended	Six Months Ended
	June 30, 2007	June 30, 2007
Expected stock price volatility	62%	60%
Risk-free interest rate	4.60%	4.66%
Expected life of options (in years)	6.23	6.15
Expected dividend yield	0%	0%
     The weighted-average fair value (as of the date of grant) of the options granted was $14.98 and $4.38 per share for the three months ended June 30, 2007 and 2006, respectively, and $13.28 and $4.38 per share for the six months ended June 30, 2007 and 2006, respectively. During the three and six months ended June 30, 2007, the Company recorded total pre-tax stock-based compensation expense of $725 ($423 after tax or $0.01 per diluted share) and $1.3 million ($752 after tax or $0.02 per diluted share), respectively, which includes both intrinsic value for equity awards issued prior to 2006 and fair value for equity awards issued after January 1, 2006. The total stock-based compensation cost related to non-vested equity awards not yet recognized as an expense as of June 30, 2007 was approximately $7.3 million. That cost is expected to be recognized over a weighted-average period of approximately 2.9 years.
     Stock Options
     The following table summarizes information about stock options and restricted stock awards.

		Options Outstanding
	Shares	Number	Exercise Price	Weighted-
	Available	of	per Share	Average
	For Grant	Shares	Range	Exercise Price
Balance at December 31, 2006	1,796	2,187	$0.29 - $12.68	$7.62

Options granted	(548)	548	$14.00 - $27.84	$21.55
Options exercised	—	(132)	$0.29 - $10.00	$4.63
Options forfeited	56	(56)	$0.29 - $24.46	$9.80
Restricted stock granted	(19)	—	$14.00	$14.00

Balance at June 30, 2007	1,285	2,547	$0.29 - $27.84	$10.73

Vested and expected to vest at June 30, 2007		1,637	$0.29 - $27.84	$9.93

     A summary of the Company’s non-vested restricted stock at June 30, 2007, and changes during the six months ended June 30, 2007, is presented below:

Number of
Non-Vested Restricted Stock	Awards
Non-vested at January 1, 2007	213
Granted	19
Vested	(51)
Forfeited	(4)

Non-vested at June 30, 2007	177

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS — UNAUDITED (Continued)
(in thousands, except per share data unless otherwise noted)
5. Related Parties
Omniglobe International, L.L.C.
     Omniglobe International, L.L.C., (“Omniglobe”) a Delaware limited liability company with operations in India, provides data entry services relating to the Company’s exception handling management. The Company pays Omniglobe an hourly rate for each hour worked by each of its data entry agents. As of June 30, 2007 and 2006, the Company has a service agreement with Omniglobe. The Company’s agreement with Omniglobe provides for minimum levels of staffing at a specific price level resulting in an overall minimum commitment of $350 over a six month period. Services provided include data entry and related services as well as development and testing services. The current agreement may be terminated by either party without cause with 30 or 60 days written notice prior to the end of the term. Unless terminated, the agreement will automatically renew in six month increments. As of June 30, 2007, the Company fulfilled the overall minimum contractual commitment. The Company does not intend to terminate its arrangement with Omniglobe.
     On March 12, 2004, certain of the Company’s executive officers and their family members acquired indirect equity interests in Omniglobe by purchasing an ownership interest in Rumson Hitters, L.L.C. (“Rumson Hitters”), a Delaware limited liability company, as follows:

				Proceeds Received
				from Sale of
		Equity	Purchase Price of	Interest in
		Interest in	Interest in Rumson	Rumson Hitters,
Name	Position with Synchronoss	Omniglobe	Hitters, L.L.C.	L.L.C.
Stephen G. Waldis	Chairman of the Board of Directors, President and Chief Executive Officer	12.23%	$95,000	$95,000
Lawrence R. Irving	Executive Vice President, Chief Financial Officer and Treasurer	2.58%	$20,000	$20,000
David E. Berry	Former Vice President and Chief Technology Officer	2.58%	$20,000	$20,000
Robert Garcia	Executive Vice President, Chief Operating Officer	1.29%	$10,000	$10,000
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
     During the period in which the Company’s employees and their family members owned equity interests in Rumson Hitters, fees paid for services rendered related to these agreements for the three and six months ended June 30, 2006 were $1.6 million and $3.7 million respectively. Since June 20, 2006, Omniglobe is no longer a related party.

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
Overview
     We are a leading provider of on-demand multi-channel transaction management solutions to communications service providers (CSPs). We have designed our solution to be flexible across communication services and channels (i.e., e-commerce, CSP stores and other retail outlets, etc.), allowing us to meet the rapidly changing and converging services offered by CSPs. By simplifying technological complexities through the automation and integration of disparate systems, we enable CSPs to acquire, retain and service customers quickly, reliably and cost-effectively. We enable service providers to drive growth in new and existing markets while delivering an improved customer experience at lower costs. We target complex and high-growth markets including wireless, high speed access (i.e., cable, DSL and wi-max), Voice over Internet Protocol (“VoIP”), video and also target the bundling of these services (e.g., double, triple and quadruple plays) and their intersection (i.e., video over wireless, IPTV, content activation). Our ActivationNow® and ConvergenceNowTM platforms automate, synchronize and simplify electronic order management, activation and provisioning of these services. Our industry-leading customers include AT&T Inc., Vonage Holdings, Cablevision Systems Corporation, Level 3 Communications, Covad, Verizon Business Solutions, Clearwire, Time Warner Cable and Comcast. Our CSP customers use our platform and technology to service both consumer and business customers, including over 300 of the Fortune 500 companies.
Revenues
     We generate a substantial portion of our revenues on a per-transaction basis, most of which is derived from contracts that extend up to 48 months. We have increased our revenues rapidly, growing at a compound annual growth rate of 67% from 2001 to 2006. Over the last three years we have derived an increasing percentage of our revenues from transactions. For the three months ended June 30, 2007, we derived approximately 85% of our revenues from transactions processed; and for the three months ended June 30, 2006, we derived approximately 86% of our revenues from transactions processed. The remainder of our revenues were generated by professional services and subscription revenues. As the year progresses, we expect to derive an increasing percentage of our net revenues from transaction processing.
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

Revenue Recognition and Deferred Revenue
     We provide services principally on a transactional basis or, at times, on a fixed fee basis and recognize the revenues as the services are performed or delivered as discussed below:
     Transactional Service Arrangements: Transaction revenues consist of revenues derived from the processing of transactions through our service platform and represented approximately 85% and 86% of our revenues for the three months ended June 30, 2007 and 2006, respectively. For the six months ended June 30, 2007 and 2006, transactions represented approximately 83% and 86% of our revenues, respectively. Transaction service arrangements include services such as equipment orders, new account set-up, number port requests, credit checks and inventory management.
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
     Professional Service Arrangements: Professional service revenues represented approximately 14% and 12% of our revenues for the three months ended June 30, 2007 and 2006, respectively. For the six months ended June 30, 2007 and 2006, professional services represented approximately 16% and 12% of our revenues, respectively. Professional services, when sold with transactional service arrangements, are accounted for separately when these services have value to the customer on a standalone basis and there is objective and reliable evidence of the fair value of the professional services. When accounted for separately, professional service revenues are recognized on a monthly basis, as services are performed and all other elements of revenue recognition have been satisfied.
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
     If a professional service arrangement does not qualify for separate accounting, we would recognize the professional service revenues ratably over the remaining term of the transaction contract. There were no such arrangements for the three or six months ended June 30, 2007 and 2006.
     Subscription Service Arrangements: Subscription service arrangements represented approximately 1% and 2% of our revenues for the three months ended June 30, 2007 and 2006, respectively, and relate principally to our ActivationNow® platform service which the customer accesses through a graphical user interface. For the sixth months ended June 30, 2007 and 2006, subsrciption service arrangements represented approximately 1% and 2% of our revenues, respectively. We record revenues on a straight-line basis over the life of the contract for our subscription service contracts.
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
Valuation Allowance
     We record a valuation allowance on our deferred tax assets when it is more likely than not that an asset will not be realized. Determining when we will recognize our deferred tax assets is a matter of judgment based on facts and circumstances. We determined that it was appropriate to record our deferred tax assets at full value at June 30, 2007 and December 31, 2006, based on our recent cumulative earnings history and our expected future earnings. However, if there were a significant change in facts, such as a loss of a significant customer, we may determine that a valuation allowance is required.
Stock-Based Compensation
     As of June 30, 2007, we maintain two stock-based compensation plans. Prior to January 1, 2006, we were applying the disclosure only provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Compensation cost is recognized for all share-based payments granted subsequent to January 1, 2006 and is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Under SFAS 123(R), an equity instrument is not considered to be issued until the instrument vests. As a result, compensation cost is recognized over the requisite service period with an offsetting credit to additional paid-in capital. Compensation expense also includes the amortization on a straight-line basis over the remaining vesting period of the intrinsic values of the stock options granted prior to 2006 calculated in accordance with Accounting for Stock Issued to Employees (“APB 25”).
     We utilize the Black-Scholes option pricing model for determining the estimated fair value for stock-based awards. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Expected volatility was calculated based on a blended weighted-average of historical information of our stock and the weighted average of historical information of similar public entities for which historical information was available. We will continue to use a blended weighted average approach using our own historical volatility and other similar public entity volatility information until our historical volatility is relevant to measure expected volatility for future option grants. The average expected life was determined according to the SEC shortcut approach as described in Staff Accounting Bulletin (“SAB”) 107, Disclosure about Fair Value of Financial Instruments, which is the mid-point between the vesting date and the end of the contractual term. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant. Forfeitures are estimated based on voluntary termination behavior, as well as a historical analysis of actual option forfeitures.
     The weighted-average assumptions used in the Black-Scholes option pricing model are as follows:

	Three Months Ended	Six Months Ended
	June 30, 2007	June 30, 2007
Expected stock price volatility	62%	60%
Risk-free interest rate	4.60%	4.66%
Expected life of options (in years)	6.23	6.15
Expected dividend yield	0%	0%
     The weighted-average fair value (as of the date of grant) of the options granted was $14.98 and $4.38 per share for the three months ended June 30, 2007 and 2006, respectively, and $13.28 and $4.38 per share for the six months ended June 30, 2007 and 2006, respectively. The total stock-based compensation cost related to non-vested equity awards not yet recognized as an expense as of June 30, 2007 was approximately $7.3 million.

Results of Operations
Three months ended June 30, 2007 compared to the three months ended June 30, 2006
     The following table presents an overview of our results of operations for the three months ended June 30, 2007 and 2006.

		Three Months Ended
	June 30,				Three Months Ended
	2007		2006		June 30,
		% of		% of	2007 vs. 2006
	$	Revenue	$	Revenue	$ Change	% Change
	(in thousands)
Net revenue	$31,321	100.0%	$17,442	100.0%	$13,879	79.6%

Cost of services (excluding depreciation and amortization shown separately below)	14,505	46.3%	9,643	55.3%	4,862	50.4%
Research and development	2,534	8.1%	2,150	12.3%	384	17.9%
Selling, general and administrative	4,630	14.8%	2,521	14.5%	2,109	83.7%
Depreciation and amortization	1,290	4.1%	820	4.7%	470	57.3%

	22,959	73.3%	15,134	86.8%	7,825	51.7%

Income from operations	$8,362	26.7%	$2,308	13.2%	$6,054	262.3%
     Net Revenue. Net revenues increased $13.9 million to $31.3 million for the three months ended June 30, 2007, compared to the three months ended June 30, 2006. This increase is primarily due to increased revenues from existing customers. Net revenues from our wireless customer increased $13.3 million to $25.2 million for the three months ended June 30, 2007, compared to the three months ended June 30, 2006. LNP and VoIP transactions accounted for $6.0 million of our revenues during the three months ended June 30, 2007, as compared to $5.3 million for the corresponding period last year. Transaction revenues recognized for the three months ended June 30, 2007 represented 85% of net revenues compared to 86% for the same period in 2006. The increase in transaction revenues of $11.7 million was supplemented by an increase of professional service revenues of $2.3 million. Professional service revenues increased as a percentage of sales to 14% for the three months ended June 30, 2007, compared to 12% for the three months ended June 30, 2006. As the year progresses, we expect to derive an increasing percentage of our net revenues from transaction processing.
Expense
     Cost of Services. Cost of services increased $4.9 million to $14.5 million for the three months ended June 30, 2007, compared to the three months ended June 30, 2006, due primarily to the growth in personnel costs required to support higher transaction volumes submitted to us by our customers and increases in telecommunication costs. In particular, personnel and related costs and third party consulting service costs increased $4.4 million to manage exception handling. Also, additional telecommunication and maintenance expense in our data facilities, contributed approximately $425 to the increase in cost of services. Cost of services as a percentage of revenues decreased to 46.3% for the three months ended June 30, 2007, as compared to 55.3% for the three months ended June 30, 2006. We are continuing to realize the benefits and efficiencies gained by increased automation rates in our customers.
     Research and Development. Research and development expense increased $384 to $2.5 million for the three months ended June 30, 2007, compared to the three months ended June 30, 2006, due to the continued investment in and further development of the ActivationNow® and ConvergenceNowTM platforms to enhance our service offerings and increases in automation that have continued to allow us to gain operational efficiencies. Research and development expense as a percentage of revenues decreased to 8.1% for the three months ended June 30, 2007, as compared to 12.3% for the three months ended June 30, 2006.

     Selling, General and Administrative. Selling, general and administrative expense increased $2.1 million to $4.6 million for the three months ended June 30, 2007, compared to the three months ended June 30, 2006, due in part to increases in personnel and related costs totaling $837, increased expenses of $461 associated with being a public company, and increased stock-based compensation expense of $428. Selling, general and administrative expense as a percentage of revenues increased to 14.8% for the three months ended June 30, 2007, as compared to the three months ended June 30, 2006. We anticipate that our selling, general and administrative expenses will increase on an absolute basis in the future as we incur public company costs and make continued investments in sales and marketing.
     Depreciation and Amortization. Depreciation and amortization expense increased $470 to $1.3 million for the three months ended June 30, 2007, compared to the three months ended June 30, 2006, due to the commencement of depreciation expense associated with recent fixed asset additions.
     Income Tax. Our effective tax rate was approximately 41.6% during the three months ended June 30, 2007 and 2006. We review the expected annual effective income tax rate and make changes on a quarterly basis as necessary based on certain factors such as changes in forecasted annual operating income, changes to the actual and forecasted permanent book-to-tax differences, or changes resulting from the impact of a tax law change. During the three months ended June 30, 2007 and 2006, we recognized approximately $3.9 million and $1.0 million in related tax expense, respectively.
Six months ended June 30, 2007, compared to the six months ended June 30, 2006
     The following table presents an overview of our results of operations for the six months ended June 30, 2007 and 2006.

		Six Months Ended
	June 30,				Six Months Ended
	2007		2006		June 30,
		% of		% of	2007 vs. 2006
	$	Revenue	$	Revenue	$ Change	% Change
	(in thousands)
Net revenue	$52,650	100.0%	$33,166	100.0%	$19,484	58.7%

Cost of services (excluding depreciation and amortization shown separately below)	24,147	45.9%	18,406	55.5%	5,741	31.2%
Research and development	4,466	8.5%	3,835	11.6%	631	16.5%
Selling, general and administrative	7,870	14.9%	4,531	13.7%	3,339	73.7%
Depreciation and amortization	2,377	4.5%	1,539	4.6%	838	54.5%

	38,860	73.8%	28,311	85.4%	10,549	37.3%

Income from operations	$13,790	26.2%	$4,855	14.6%	$8,935	184.0%
     Net Revenue. Net revenues increased $19.5 million to $52.7 million for the six months ended June 30, 2007, compared to the six months ended June 30, 2006. This increase is primarily due to increased revenues from existing customers. Net revenues from our wireless customer increased $16.5 million to $39.7 million for the six months ended June 30, 2007, compared to the three months ended June 30, 2006. LNP and VoIP transactions accounted for $12.7 million of our revenues during the six months ended June 30, 2007, as compared to $9.6 million for the corresponding period last year. Transaction revenues recognized for the six months ended June 30, 2007 represented 83% of net revenues compared to 86% for the same period in 2006. The increase in transaction revenues of $15.3 million was supplemented by an increase of professional service revenues of $4.4 million. Professional service revenues increased as a percentage of sales to 16% for the six months ended June 30, 2007, compared to 12% for the six months ended June 30, 2006. As the year progresses, we expect to derive an increasing percentage of our net revenues from transaction processing.

Expense
     Cost of Services. Cost of services increased $5.7 million to $24.1 million for the six months ended June 30, 2007, compared to the six months ended June 30, 2006, due primarily to the growth in personnel costs required to support higher transaction volumes submitted to us by our customers and increases in telecommunication costs. In particular, personnel and related costs and third party consulting service costs increased $4.9 million to manage exception handling. Also, additional telecommunication and maintenance expense in our data facilities, contributed approximately $696 to the increase in cost of services. In addition, stock-based compensation expense increased $130. Cost of services as a percentage of revenues decreased to 45.9% for the six months ended June 30, 2007, as compared to 55.5% for the six months ended June 30, 2006. We are continuing to realize the benefits and efficiencies gained by increased automation rates in our customers.
     Research and Development. Research and development expense increased $631 to $4.5 million for the six months ended June 30, 2007, compared to the six months ended June 30, 2006, due to the continued investment in and further development of the ActivationNow® and ConvergenceNowTM platforms to enhance our service offerings and increases in automation that have continued to allow us to gain operational efficiencies. Research and development expense as a percentage of revenues decreased to 8.5% for the six months ended June 30, 2007, as compared to 11.6% for the six months ended June 30, 2006.
     Selling, General and Administrative. Selling, general and administrative expense increased $3.3 million to $7.9 million for the six months ended June 30, 2007, compared to the six months ended June 30, 2006, due in part to increases in personnel and related costs totaling $1.1 million, increased expenses of $860 associated with being a public company, increased stock-based compensation expense of $748, and increased marketing expenses of $365. Selling, general and administrative expense as a percentage of revenues increased to 14.9% for the six months ended June 30, 2007, as compared to 13.7% for the six months ended June 30, 2006. We anticipate that our selling, general and administrative expenses will increase on an absolute basis in the future as we incur public company costs and make continued investments in sales and marketing.
     Depreciation and Amortization. Depreciation and amortization expense increased $838 to $2.4 million for the three months ended June 30, 2007, compared to the six months ended June 30, 2006, due to the commencement of depreciation expense associated with recent fixed asset additions.
     Income Tax. Our effective tax rate was approximately 41.7% and approximately 41.6% during the six months ended June 30, 2007 and 2006, respectively. We review the expected annual effective income tax rate and make changes on a quarterly basis as necessary based on certain factors such as changes in forecasted annual operating income, changes to the actual and forecasted permanent book-to-tax differences, or changes resulting from the impact of a tax law change. During the six months ended June 30, 2007 and 2006, we recognized approximately $6.6 million and $2.1 million in related tax expense, respectively.
Liquidity and Capital Resources
     Our principal source of liquidity has been cash provided by operations and by cash provided from our initial public offering (“IPO”) which was completed on June 20, 2006. The net proceeds from our offering and the exercise of the over-allotment option by our IPO underwriters were approximately $52.8 million, which enabled us to strengthen our balance sheet. As a result, we had cash, cash equivalents and short- and long-term marketable securities of $77.6 million at June 30, 2007. We anticipate that our principal uses of cash in the future will be facility expansion, capital expenditures and working capital.
     On October 6, 2004, we entered into a Loan and Security Agreement (the “Agreement”) with a bank which expires on December 1, 2007. The Agreement includes a Revolving Promissory Note for up to $2.0 million and an Equipment Term Note for up to $3.0 million. Availability under the Agreement for the Revolving Promissory Note is based on defined percentages of eligible accounts receivable. Borrowings on the revolving credit agreement bear interest at the prime rate plus 1.25% (9.5% at June 30, 2007 and December 31, 2006). Interest only on the unpaid principal amount is due and payable monthly in arrears, commencing January 1, 2005 and continuing on the first day of each calendar month thereafter until maturity, at which point all unpaid principal and interest related to the revolving advances will be payable in full. There were no borrowings against the Revolving Promissory Note as of December 31, 2006 and during the three or six months ended June 30, 2007. As of June 30, 2007 and December 31, 2006, we had outstanding borrowings of $333 and $666, respectively, against the Equipment Term Note to fund purchases of eligible equipment. Borrowings on the equipment line bear interest at the prime rate plus 1.75% (10% at June 30, 2007 and December 31, 2006) and principal and interest are payable monthly. Borrowings under the Agreement are collateralized by all of our assets.

     The Agreement requires us to meet one liquidity financial covenant that must be maintained as of the last day of each month. The covenant requires us to maintain a ratio of current assets to current liabilities of 2:1. This calculation and a certification of compliance, along with our monthly financial statements, are reported to the bank on a monthly basis. We were in compliance with the financial covenant at June 30, 2007 and December 31, 2006. As of June 30, 2007, we had $2.0 million available under the revolving promissory note of our bank, subject to the terms and conditions of that facility.
Discussion of Cash Flows
     Cash flows from operations. Net cash provided by operating activities for the six months ended June 30, 2007 was $6.0 million, compared to $2.5 million for the six months ended June 30, 2006. The increase of $3.5 million is primarily due to increased income, higher non-cash depreciation and stock compensation expenses and increasing accounts payable balances partially offset by an increase to accounts receivable and a decrease to deferred income taxes. Income and accounts receivable grew primarily due to increased revenue and timing of payments. The accounts payable account grew partially due to increased expenses necessary to support higher revenues as well as capital expenditures necessary to continue to grow our business.
     Cash flows from investing. Net cash used in investing activities for the six months ended June 30, 2007 was $7.0 million compared to net cash used of $2.7 million for the six months June 30, 2006. The increase of $4.3 million was due to the increased purchase of fixed assets of $4.6 million partially offset by net sales of marketable securities.
     Cash flows from financing. Net cash provided by financing activities for the six months ended June 30, 2007 was $277 compared to net cash provided of $46.3 million for the six months June 30, 2006. The decrease of $46.0 million was primarily due to net proceeds received from the issuance of common stock sold in our initial public offering, sold last year with no corresponding equity sale in the current period.
     We believe that our existing cash and cash equivalents, the cash generated from our initial public offering and cash generated from our operations will be sufficient to fund our operations for the next twelve months.
Effect of Inflation
     Although inflation generally affects us by increasing our cost of labor and equipment, we do not believe that inflation has had any material effect on our results of operations for the three and six months ended June 30, 2007 and 2006.
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
   In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value that are not currently required to be measured at fair value. Accordingly, companies would then be required to report unrealized gains and losses on these items in earnings at each subsequent reporting date. The objective is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. We are currently evaluating the effects of the adoption of SFAS 159 on our results of operations, cash flows, and financial position.
Off-Balance Sheet Arrangements
   We had no off-balance sheet arrangements as of June 30, 2007 and December 31, 2006.

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
     The primary objective of our investment activities is to preserve our capital for the purpose of funding operations, while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and short- and long-term investments in a variety of securities, including commercial paper, money market funds and corporate debt securities. Our cash and cash equivalents at June 30, 2007 and December 31, 2006 included liquid money market accounts. All market-risk sensitive instruments were entered into for non-trading purposes.
ITEM 4. CONTROLS AND PROCEDURES
   Evaluation of Disclosure Controls and Procedures.
     Our chief executive officer and chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2007, have concluded that, as of such date, our disclosure controls and procedures were effective based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13(a)-15 or 15d-15.
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
   Changes in internal controls over financial reporting
     There was no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the three months ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION
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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS
     On May 10, 2007, we held our 2007 Annual Meeting of Stockholders. At the meeting, the following matters were approved by the votes specified below:
        1. Charles E. Hoffman and James M. McCormick were elected to serve as directors of Synchronoss until the 2010 annual meeting or until their successors are duly elected and qualified. With respect to Mr. Hoffman 28,590,744 shares of common stock were voted in favor of his election and 351,402 shares of common stock were withheld. With respect to Mr. McCormick 21,046,917 shares of common stock were voted in favor of his election and 7,895,229 shares were withheld. There were no abstentions or broker non-votes. The terms of Messrs. William J. Cadogan, Thomas Hopkins and Stephen G. Waldis continued after the meeting.
        2. The ratification of Ernst & Young LLP as our independent registered accounting firm for the year ended December 31, 2007 was approved. The votes were cast as follows: 28,922,423 shares of common stock were voted for the ratification, 11,258 shares of common stock were voted against the ratification and 8,465 shares of common stock abstained from the vote. There were no broker non-votes.

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

July 30, 2007