Form 10-Q
period 2007-09-30
SYNCHRONOSS TECHNOLOGIES INC
filed 2007-10-29
CIK 1131554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                       to
Commission file number 000-52049
SYNCHRONOSS TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	06-1594540
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

750 Route 202 South, Suite 600 Bridgewater, New Jersey (Address of principal executive offices)	08807 (Zip Code)
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
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
Shares outstanding of the Registrant’s common stock:

Class Common stock, $0.0001 par value	Outstanding at October 24, 2007 32,498,292 shares

SYNCHRONOSS TECHNOLOGIES, INC.
FORM 10-Q INDEX

		PAGE NO.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements and Notes

	Balance Sheets as of September 30, 2007 (unaudited) and December 31, 2006	2

	Statements of Operations (unaudited) for the Three and Nine Months Ended September 30, 2007 and 2006	3

	Statements of Cash Flows (unaudited) for the Nine Months Ended September 30, 2007 and 2006	4

	Notes to Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4.	Controls and Procedures	23

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3.	Defaults Upon Senior Securities	24

Item 4.	Submission of Matters to a Vote of Security Holders	24

Item 5.	Other Information	24

Item 6.	Exhibits	24

SIGNATURES

Exhibit Index

EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION
CERTIFICATION OF CEO PURSUANT TO SECTION 302
CERTIFICATION OF CFO PURSUANT TO SECTION 302
CERTIFICATION OF CEO PURSUANT TO SECTION 906
CERTIFICATION OF CFO PURSUANT TO SECTION 906

SYNCHRONOSS TECHNOLOGIES, INC.
BALANCE SHEETS
(In thousands, except per share data)

	September 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$82,779	$73,905
Marketable securities	2,010	3,780
Accounts receivable, net of allowance for doubtful accounts of $489 and $171 at September 30, 2007 and December 31, 2006, respectively	25,389	16,917
Prepaid expenses and other assets	2,542	1,653
Deferred tax assets	330	312

Total current assets	113,050	96,567
Marketable securities	2,919	1,267
Property and equipment, net	10,307	5,262
Deferred tax assets	1,641	1,643
Other assets	176	186

Total assets	$128,093	$104,925

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,162	$728
Accrued expenses	8,954	7,807
Short-term portion of equipment loan payable	166	666
Deferred revenues	418	451

Total current liabilities	11,700	9,652
Other liabilites	794	—
Stockholders’ equity:
Common stock, $0.0001 par value; 100,000 shares authorized, 32,585 and 32,250 shares issued; 32,489 and 32,154 outstanding at September 30, 2007 and December 31, 2006, respectively	3	3
Treasury stock, at cost (96 shares at September 30, 2007 and December 31, 2006)	(19)	(19)
Additional paid-in capital	94,020	90,844
Accumulated other comprehensive loss	6	(6)
Retained earnings	21,589	4,451

Total stockholders’ equity	115,599	95,273

Total liabilities and stockholders’ equity	$128,093	$104,925

See accompanying notes.

SYNCHRONOSS TECHNOLOGIES, INC.
STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Net revenues	$34,477	$18,909	$87,127	$52,075
Costs and expenses:
Cost of services ($0 and $3,714 were purchased from a related party during the nine months ended September 30, 2007 and 2006, respectively)*	15,601	8,685	39,748	27,091
Research and development	2,948	1,924	7,414	5,759
Selling, general and administrative	4,992	3,084	12,862	7,615
Depreciation	1,375	850	3,752	2,389

Total costs and expenses	24,916	14,543	63,776	42,854

Income from operations	9,561	4,366	23,351	9,221
Interest and other income	972	1,080	2,875	1,344
Interest expense	(7)	(24)	(34)	(80)

Income before income tax expense	10,526	5,422	26,192	10,485
Income tax expense	(2,518)	(2,286)	(9,054)	(4,392)

Net income	$8,008	$3,136	$17,138	$6,093

Net income per common share:
Basic	$0.25	$0.10	$0.53	$0.24

Diluted	$0.24	$0.10	$0.51	$0.22

Weighted-average common shares outstanding:
Basic	32,264	31,711	32,161	25,708

Diluted	33,599	32,502	33,370	28,044

*	Cost of services excludes depreciation and amortization which is shown separately.
See accompanying notes.

SYNCHRONOSS TECHNOLOGIES, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2007	2006
Operating activities:
Net income	$17,138	$6,093
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,752	2,389
Deferred income taxes	(16)	2,375
Stock-based compensation	2,083	722
Changes in operating assets and liabilities:
Accounts receivable, net of allowance for doubtful accounts	(8,472)	(3,917)
Prepaid expenses and other current assets	(889)	(482)
Other assets	10	915
Accounts payable	1,434	(257)
Accrued expenses	1,147	387
Other liabilities	794	—
Due to a related party	—	(577)
Deferred revenues	(33)	(269)

Net cash provided by operating activities	16,948	7,379

Investing activities:
Purchases of fixed assets	(8,797)	(3,691)
Purchases of marketable securities available for sale	(3,685)	(1,558)
Maturity of marketable securities available for sale	3,815	3,037

Net cash used in investing activities	(8,667)	(2,212)

Financing activities:
Proceeds from issuance of common stock — related party	—	1,000
Proceeds from initial public offering, net of offering costs	—	45,557
Proceeds from the exercise over-allotment option, net of offering costs	—	7,102
Proceeds from the exercise of stock options	1,093	62
Repayments of equipment loan	(500)	(500)

Net cash provided by financing activities	593	53,221

Net increase in cash and cash equivalents	8,874	58,388
Cash and cash equivalents at beginning of year	73,905	8,786

Cash and cash equivalents at end of period	$82,779	$67,174

See accompanying notes.

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS — UNAUDITED
(in thousands, except per share data unless otherwise noted)
The financial statements at September 30, 2007 and for the three and nine months ended September 30, 2007 and 2006 are unaudited, but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements and should be read in conjunction with the financial statements and notes in the Company’s Annual Report incorporated by reference in Form 10-K for calendar year 2006. The results reported in these financial statements should not necessarily be taken as indicative of results that may be expected for the entire year. The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.
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
     Revenue Recognition and Deferred Revenue
     The Company provides services principally on a transaction fee basis or, at times, on a fixed fee basis and recognizes the revenues as the services are performed or delivered as described below:
     Transaction Service Arrangements: Transaction revenues consist of revenues derived from the processing of transactions through the Company’s service platform and represent approximately 88% and 87% of net revenues during the three months ended September 30, 2007 and 2006, respectively, and represents approximately 85% and 86% of net revenues for the nine months ended September 30, 2007 and 2006, respectively. Transaction service arrangements include services such as equipment orders, new account set-up, number port requests, credit checks and inventory management.

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS — UNAUDITED
(in thousands, except per share data unless otherwise noted)
     Transaction revenues are principally based on a contractual price per transaction and are recognized based on the number of transactions processed during each reporting period. Revenues are recorded based on the total number of transactions processed at the applicable price established in the relevant contract. The total amount of revenues recognized is based primarily on the volume of transactions. Many of the Company’s contracts guarantee minimum volume transactions from the customer. In these instances, if the customer’s total transaction volume for the period is less than the contractual amount, Synchronoss records revenues at the minimum guaranteed amount. Set-up fees for transactional service arrangements are deferred and recognized on a straight-line basis over the life of the contract since these amounts would not have been paid by the customer without the related transactional service arrangement. The amount of set-up fees amortized and recorded as revenue during the three months ended September 30, 2007 and 2006 was $35 and $94, respectively, and $316 and $239 for the nine months ended September 30, 2007 and 2006, respectively. Revenues are presented net of a provision for discounts, which are volume level driven, or credits, which are performance driven, and are determined in the period in which the volume thresholds are met or the services are provided. Deferred revenues represent setup fees and billings to customers for services in advance of the performance of services, with revenues recognized as the services are rendered.
     Professional Service Arrangements: Professional services represented approximately 11% and 12% of net revenues for the three months ended September 30, 2007 and 2006, respectively, and 14% and 12% of net revenues for the nine months ended September 30, 2007 and 2006, respectively. Professional services include process and workflow consulting services and development services. Professional services, when sold with transactional service arrangements, are accounted for separately when the professional services have value to the customer on a standalone basis and there is objective and reliable evidence of fair value of the professional services. When accounted for separately, professional service revenues are recognized as services are performed and all other elements of revenue recognition have been satisfied.
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
     If a professional service arrangement does not qualify for separate accounting, the Company would recognize the professional service revenues ratably over the remaining term of the transaction contract. For the three and nine months ended September 30, 2007 and 2006, all professional services have been accounted for separately.
     Subscription Service Arrangements: Subscription service arrangements represented approximately 1% of our revenues for the three months ended September 30, 2007 and 2006, and relate principally to our ActivationNow® platform service which the customer accesses through a graphical user interface. For the nine months ended September 30, 2007 and 2006, subscription service arrangements represented approximately 1% and 2% of our revenues, respectively. The Company records revenues on a straight-line basis over the life of the contract for its subscription service contracts.
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
     The Company’s top five customers accounted for 96% and 95% of net revenues for the three months ended September 30, 2007 and 2006, respectively, and 95% and 96% of net revenues for the nine months ended September 30, 2007 and 2006, respectively. The Company’s top five customers accounted for 95% and 92% of accounts receivable at September 30, 2007 and December 31, 2006,

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS — UNAUDITED (Continued)
(in thousands, except per share data unless otherwise noted)
respectively. Synchronoss is the primary provider of e-commerce transaction management solutions to AT&T Mobility LLC (formerly Cingular Wireless), the Company’s largest customer, under an agreement which runs through January of 2009, and will be automatically renewed for an additional twelve months unless either party terminates prior to November 1, 2008. Under the terms of this agreement, AT&T Mobility LLC may terminate its relationship with the Company for convenience, although the Company believes AT&T Mobility LLC would encounter substantial costs in replacing the Company’s transaction management solution.
     Fair Value of Financial Instruments
     Statement of Financial Accounting Standards (“SFAS”) No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosures of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. Due to their short-term nature, the carrying amounts reported in the financial statements approximate the fair value for cash and cash equivalents, accounts receivable, equipment loan payable and accounts payable. The Company believes the carrying amount of its equipment loan approximates its fair value as of September 30, 2007 and December 31, 2006, since the interest rate of the equipment loan approximates a market rate.
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
     Impairment of Long-Lived Assets
     In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, a review of long-lived assets for impairment is performed when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. If an indication of impairment is present, the Company compares the estimated undiscounted future cash flows to be generated by the asset to the asset’s carrying amount. If the undiscounted future cash flows are less than the carrying amount of the

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS — UNAUDITED (Continued)
(in thousands, except per share data unless otherwise noted)
asset, the Company records an impairment loss equal to the amount by which the asset’s carrying amount exceeds its fair value. The fair value is determined based on valuation techniques such as a comparison to fair values of similar assets or using a discounted cash flow analysis. There were no impairment charges recognized during the three and nine months ended September 30, 2007 and 2006.
     Cost of Services
     Cost of services includes direct labor and those indirect costs related to revenues such as indirect labor, materials and supplies and facilities cost, exclusive of depreciation expense.
     Research and Development
     Research and development costs are expensed as incurred, unless they meet GAAP criteria for deferral and amortization. Software development costs incurred prior to the establishment of technological feasibility do not meet these criteria, and are expensed as incurred. No costs were deferred during the three and nine months ended September 30, 2007 and 2006. Research and development expense consists primarily of costs related to personnel, including salaries and other personnel-related expenses, consulting fees and the cost of facilities, computer and support services used in service technology development. The Company also expenses costs relating to developing modifications and minor enhancements of its existing technology and services.
     Advertising
     The Company expenses advertising as incurred. Advertising expenses were insignificant for the three and nine months ended September 30, 2007 and 2006.
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
     In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”) to create a single model to address accounting for uncertain tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 as of January 1, 2007, as required and determined that the adoption of FIN 48 did not have a material impact on the Company’s financial position and results of operations. As of September 30, 2007 the Company has unrecognized tax benefits of $794 that would reduce the effective tax rate if recognized. The Company did not have any unrecognized tax benefits as of January 1, 2007. Components of the reserve are classified as either current or long-term in the consolidated balance sheet based on when the Company expects each of the items to be settled. Accordingly, the Company recorded a long-term liability of $794 on its balance sheet at September 30, 2007. We record interest and penalties accrued in relation to uncertain income tax positions as a component of income tax expense. The Company did not recognize interest or penalties related to income tax during the three months ended September 30, 2007 or 2006 and did not accrue for interest or penalties as of September 30, 2007 or December 31, 2006. Tax returns for all years 2000 and thereafter are subject to future examination by tax authorities.
     While Synchronoss believes it has identified all reasonably identified exposures and that the reserve it has established for identifiable exposures is appropriate under the circumstances, it is possible that additional exposures exist and that exposures may be settled at amounts different than the amounts reserved. It is also possible that changes in facts and circumstances could cause Synchronoss to either materially increase or reduce the carrying amount of its tax reserve.

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS — UNAUDITED (Continued)
(in thousands, except per share data unless otherwise noted)
     Comprehensive Income
     SFAS No. 130, Reporting Comprehensive Income, requires components of other comprehensive income, including unrealized gains and losses on available-for-sale securities, to be included as part of total comprehensive income. Comprehensive income is comprised of net income and other comprehensive income. Other comprehensive income includes changes in the fair value of the Company’s available-for-sale marketable securities. Comprehensive income for the three and nine months ended September 30, 2007 and 2006 is shown below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Net income	$8,008	$3,136	$17,138	$6,093
Unrealized gain (loss) on available-for-sale securities, net of tax	10	48	13	98

Total comprehensive income	$8,018	$3,184	$17,151	$6,191

     Basic and Diluted Net Income Attributable to Common Stockholders per Common Share
     The Company calculates net income per share in accordance with SFAS No. 128, Earnings Per Share. The Company determined that its Series A redeemable convertible preferred stock represented a participating security prior to the Company’s Initial Public Offering. Because the Series A redeemable convertible preferred stock participated equally with common stock in dividends and unallocated income, the Company calculated basic earnings per share when the Company reports net income using the if-converted method, which in the Company’s circumstances, is equivalent to the two class approach required by EITF 03-6, Participating Securities and the Two — Class Method under FASB Statement No. 128. Net losses are not allocated to the Series A redeemable convertible preferred stockholders.
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

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS — UNAUDITED (Continued)
(in thousands, except per share data unless otherwise noted)
     The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net income attributable to common stockholders per common share. There were no stock options that were anti-dilutive and excluded from the following table for the three and nine months ended September 30, 2007 and 2006.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Numerator:
Net income	$8,008	$3,136	$17,138	$6,093

Denominator:
Weighted average common shares outstanding	32,264	31,711	32,161	18,516
Conversion of Series A redeemable convertible preferred stock	—	—	—	7,192

Weighted average common shares outstanding — basic	32,264	31,711	32,161	25,708
Dilutive effect of:

Options and restricted shares	1,335	791	1,209	1,091
Conversion of Series 1 convertible preferred stock into common stock	—	—	—	1,245

Weighted average common shares outstanding — diluted	33,599	32,502	33,370	28,044

     Stock-Based Compensation
     As of September 30, 2007, the Company maintains two stock-based compensation plans. Prior to January 1, 2006, the Company was applying the disclosure only provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Compensation cost is recognized for all share-based payments granted subsequent to January 1, 2006 and is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Under SFAS 123(R), an equity instrument is not considered to be issued until the instrument vests. As a result, compensation cost is recognized over the requisite service period with an offsetting credit to additional paid-in capital. Compensation expense also includes the amortization on a straight-line basis over the remaining vesting period of the intrinsic values of the stock options granted prior to 2006 calculated in accordance with Accounting for Stock Issued to Employees (“APB 25”).
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
3. Marketable Securities
     The following is a summary of available-for-sale securities held by the Company at September 30, 2007 and December 31, 2006. All securities held by the Company are domestic and gross unrealized gains and losses are reported before tax:

		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

September 30, 2007
Certificates of deposit	$2,043	$1	$(1)	$2,043
Government bonds	2,877	9	—	2,886

	$4,920	$10	$(1)	$4,929

December 31, 2006
Certificates of deposit	$1,937	$1	$(6)	$1,932
Government bonds	3,120	2	(7)	3,115

	$5,057	$3	$(13)	$5,047

     Unrealized gains and losses are reported as a component of accumulated other comprehensive loss in stockholders’ equity. For the three and nine months ended September 30, 2007 and 2006, realized gains and losses were insignificant. The cost of securities sold is based on specific identification method.
4. Stock Plans
     The Company uses the Black-Scholes option pricing model for determining the estimated fair value for stock-based awards. The weighted-average assumptions used in the Black-Scholes option pricing model are as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2007	September 30, 2007
Expected stock price volatility	68%	61%
Risk-free interest rate	4.85%	4.68%
Expected life of options (in years)	6.25	6.15
Expected dividend yield	0%	0%
     The weighted-average fair value (as of the date of grant) of the options granted was $20.90 and $3.66 per share for the three months ended September 30, 2007 and 2006, respectively, and $14.08 and $4.23 per share for the nine months ended September 30, 2007 and 2006, respectively. During the three and nine months ended September 30, 2007, the Company recorded total pre-tax stock-based compensation expense of $795 ($605 after tax or $0.02 per diluted share) and $2.1 million ($1.4 million after tax or $0.04 per diluted share), respectively, which includes both intrinsic value for equity awards issued prior to 2006 and fair value for equity awards issued after January 1, 2006. The total stock-based compensation cost related to non-vested equity awards not yet recognized as an expense as of September 30, 2007 was approximately $7.2 million. That cost is expected to be recognized over a weighted-average period of approximately 2.6 years.

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS — UNAUDITED (Continued)
(in thousands, except per share data unless otherwise noted)
     Stock Options
     The following table summarizes information about stock options and restricted stock awards.

		Options Outstanding/Restricted Award Issued
				Weighted-
	Shares	Number	Exercise Price	Average
	Available	of	per Share	Exercise Price
	For Grant	Shares	Range	/ Award Price
Balance at December 31, 2006	1,796	2,187	$0.29 - $12.68	$7.62

Options granted	(618)	618	$14.00 - $36.08	$22.66
Options exercised	—	(239)	$0.29 - $14.00	$4.70
Options forfeited	71	(71)	$0.29 - $35.85	$12.31
Restricted stock granted	(19)	—	$14.00	$14.00

Balance at September 30, 2007	1,230	2,495	$0.29 - $36.08	$11.50

Vested and expected to vest at September 30, 2007		1,675	$0.29 - $36.08	$10.64

     A summary of the Company’s non-vested restricted stock at September 30, 2007, and changes during the nine months ended September 30, 2007, is presented below:

Number of
Non-Vested Restricted Stock	Awards
Non-vested at January 1, 2007	213
Granted	19
Vested	(66)
Forfeited	(4)

Non-vested at September 30, 2007	162

5. Related Parties
     Omniglobe International, L.L.C.
     Omniglobe International, L.L.C., (“Omniglobe”) a Delaware limited liability company with operations in India, provides data entry services relating to the Company’s exception handling management. The Company pays Omniglobe an hourly rate for each hour worked by each of its data entry agents. As of September 30, 2007 and 2006, the Company has a service agreement with Omniglobe. One of the Company’s agreements with Omniglobe provides for minimum levels of staffing at a specific price level resulting in an overall minimum commitment of $350 over a nine month period. Services provided include data entry and related services as well as development and testing services. The current agreement may be terminated by either party without cause with 30 or 60 days written notice prior to the end of the term. Unless terminated, the agreement will automatically renew in nine month increments. As of September 30, 2007, the Company fulfilled the overall minimum contractual commitment. The Company does not intend to terminate its arrangements with Omniglobe.

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
     During the period in which the Company’s employees and their family members owned equity interests in Rumson Hitters, fees paid for services rendered related to these agreements for the three and nine months ended September 30, 2006 were $0 and $3.7 million respectively. Since June 20, 2006, Omniglobe is no longer a related party.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This quarterly report on Form 10-Q, particularly Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth below, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to risks and uncertainties and are based on the beliefs and assumptions of our management as of the date hereof based on information currently available to our management. Use of words such as “believes,” “expects,” “anticipates,” “intends,” “plans,” “should, “continues,” “likely” or similar expressions, indicate a forward-looking statement. Forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions. Actual results may differ materially from the forward-looking statements we make. See “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2006 for a discussion of certain risks associated with our business. We caution investors not to place substantial reliance on the forward-looking statements included in this report on Form 10-Q. These statements speak only as of the date of this report (unless another date is indicated), and we undertake no obligation to update or revise the statements in light of future developments.
Overview
     We are a leading provider of on-demand multi-channel transaction management solutions to communications service providers (CSPs). We have designed our solution to be flexible across communication services and channels (i.e., e-commerce, CSP stores and other retail outlets, etc.), allowing us to meet the rapidly changing and converging services offered by CSPs. By simplifying technological complexities through the automation and integration of disparate systems, we enable CSPs to acquire, retain and service customers quickly, reliably and cost-effectively. We enable service providers to drive growth in new and existing markets while delivering an improved customer experience at lower costs. We target complex and high-growth markets including wireless, high speed access (i.e., cable, DSL and wi-max), Voice over Internet Protocol (“VoIP”), video and also target the bundling of these services (e.g., double, triple and quadruple plays) and their intersection (i.e., video over wireless, IPTV, content activation). Our ActivationNow® and ConvergenceNowTM platforms automate, synchronize and simplify electronic order management, activation and provisioning of these services. Our industry-leading customers include AT&T Inc., Vonage Holdings, Cablevision Systems Corporation, Embarq, Level 3 Communications, Covad, Verizon Business Solutions, Clearwire, Time Warner Cable and Comcast. Our CSP customers use our platform and technology to service both consumer and business customers, including over 300 of the Fortune 500 companies.
     Revenues
     We generate a substantial portion of our revenues on a per-transaction basis, most of which is derived from contracts that extend up to 48 months. We have increased our revenues rapidly, growing at a compound annual growth rate of 67% from 2001 to 2006. Over the last three years we have derived an increasing percentage of our revenues from transaction processing. For the three months ended September 30, 2007, we derived approximately 88% of our revenues from transactions processed. The remainder of our revenues were generated by professional services and subscription revenues. As the year progresses, we expect to derive an increasing percentage of our net revenues from transaction processing.
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
     Research and development costs are expensed as incurred, unless they meet GAAP criteria for deferral and amortization. Software development costs incurred prior to the establishment of technological feasibility do not meet these criteria, and are expensed as incurred. No costs were deferred during the three and nine months ended September 30, 2007 and 2006. Research and development expense consists primarily of costs related to personnel, including salaries and other personnel-related expenses, consulting fees and the cost of facilities, computer and support services used in service technology development. The Company also expenses costs relating to developing modifications and minor enhancements of its existing technology and services.
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
Critical Accounting Policies and Estimates
     The discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The preparation of these financial statements in accordance with U.S. GAAP requires us to utilize accounting policies and make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingencies as of the date of the financial statements and the reported amounts of revenues and expenses during a fiscal period. The Securities and Exchange Commission (SEC) considers an accounting policy to be critical if it is important to a company’s financial condition and results of operations, and if it requires significant judgment and estimates on the part of management in its application. We have discussed the selection and development of the critical accounting policies with the audit committee of our board of directors, and the audit committee has reviewed our related disclosures in this Form 10-Q. Although we believe that our judgments and estimates are appropriate, correct and reasonable under the circumstances, actual results may differ from those estimates.
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

Revenue Recognition and Deferred Revenue
     We provide services principally on a transactional basis or, at times, on a fixed fee basis and recognize the revenues as the services are performed or delivered as discussed below:
     Transactional Service Arrangements: Transaction revenues consist of revenues derived from the processing of transactions through our service platform and represented approximately 88% and 87% of our revenues for the three months ended September 30, 2007 and 2006, respectively. For the nine months ended September 30, 2007 and 2006, transactions represented approximately 85% and 86% of our revenues, respectively. Transaction service arrangements include services such as equipment orders, new account set-up, number port requests, credit checks and inventory management.
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
     Many of our contracts guarantee minimum volume transactions from the customer. In these instances, if the customer’s total transaction volume for the period is less than the contractual amount, we record revenues at the minimum guaranteed amount. Set-up fees for transactional service arrangements are deferred and recognized on a straight-line basis over the life of the contract since these amounts would not have been paid by the customer without the related transactional service arrangement. Revenues are presented net of a provision for discounts, which are volume level driven, or credits, which are performance driven, and are determined in the period in which the volume thresholds are met or the services are provided. Deferred revenues represent setup fees and billings to customers for services in advance of the performance of services, with revenues recognized as the services are rendered.
     Professional Service Arrangements: Professional service revenues represented approximately 11% and 12% of our revenues for the three months ended September 30, 2007 and 2006, respectively. For the nine months ended September 30, 2007 and 2006, professional services represented approximately 14% and 12% of our revenues, respectively. Professional services, when sold with transactional service arrangements, are accounted for separately when these services have value to the customer on a standalone basis and there is objective and reliable evidence of the fair value of the professional services. When accounted for separately, professional service revenues are recognized on a monthly basis, as services are performed and all other elements of revenue recognition have been satisfied.
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
     If a professional service arrangement does not qualify for separate accounting, we would recognize the professional service revenues ratably over the remaining term of the transaction contract. There were no such arrangements for the three or nine months ended September 30, 2007 and 2006.
     Subscription Service Arrangements: Subscription service arrangements represented approximately 1% of our revenues for the three months ended September 30, 2007 and 2006, and relate principally to our ActivationNow® platform service which the customer accesses through a graphical user interface. For the nine months ended September 30, 2007 and 2006, subscription service arrangements represented approximately 1% and 2% of our revenues, respectively. We record revenues on a straight-line basis over the life of the contract for our subscription service contracts.
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
Income Taxes
     We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Under SFAS No. 109, the liability method is used in accounting for income taxes. Under this method deferred income tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and the tax basis of assets and liabilities. For operating losses and tax credit carryforwards, we determine the related deferred tax asset using enacted tax rates in effect in the years in which the differences are expected to reverse. A valuation allowance is recorded if it is “more likely than not” that a portion or all of a deferred tax asset will not be realized.
     In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”) to create a single model to address accounting for uncertain tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We adopted FIN 48 as of January 1, 2007, as required and determined that the adoption of FIN 48 did not have a material impact on our financial position and results of operations. As of September 30, 2007 we have unrecognized tax benefits of $794 that would reduce the effective tax rate if recognized. We did not have any unrecognized tax benefits as of January 1, 2007. Components of the reserve are classified as either current or long-term in the consolidated balance sheet based on when we expect each of the items to be settled. We record interest and penalties accrued in relation to uncertain income tax positions as a component of income tax expense. We did not recognize interest or penalties related to income tax during the three months ended September 30, 2007 or 2006 and did not accrue for interest or penalties as of September 30, 2007 or December 31, 2006. Tax returns for all years 2000 and thereafter are subject to future examination by tax authorities.
     While we believe we have identified all reasonably identified exposures and that the reserve we have established for identifiable exposures is appropriate under the circumstances, it is possible that additional exposures exist and that exposures may be settled at amounts different than the amounts reserved. It is also possible that changes in facts and circumstances could cause us to either materially increase or reduce the carrying amount of its tax reserve.
Stock-Based Compensation
     As of September 30, 2007, we maintain two stock-based compensation plans. Prior to January 1, 2006, we were applying the disclosure only provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Compensation cost is recognized for all share-based payments granted subsequent to January 1, 2006 and is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Under SFAS 123(R), an equity instrument is not considered to be issued until the instrument vests. As a result, compensation cost is recognized over the requisite service period with an offsetting credit to additional paid-in capital. Compensation expense also includes the amortization on a straight-line basis over the remaining vesting period of the intrinsic values of the stock options granted prior to 2006 calculated in accordance with Accounting for Stock Issued to Employees (“APB 25”).
     We utilize the Black-Scholes option pricing model for determining the estimated fair value for stock-based awards. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Expected volatility was calculated based on a blended weighted-average of historical information of similar public entities for which historical information was available. We will continue to use this approach using other similar public entity volatility information until our historical volatility is relevant to measure expected volatility for future option grants. The average expected life was determined according to the

SEC shortcut approach as described in Staff Accounting Bulletin (“SAB”) 107, Disclosure about Fair Value of Financial Instruments, which is the mid-point between the vesting date and the end of the contractual term. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant. Forfeitures are estimated based on voluntary termination behavior, as well as a historical analysis of actual option forfeitures.
     The weighted-average assumptions used in the Black-Scholes option pricing model are as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2007	September 30, 2007
Expected stock price volatility	68%	61%
Risk-free interest rate	4.85%	4.68%
Expected life of options (in years)	6.25	6.15
Expected dividend yield	0%	0%
     The weighted-average fair value (as of the date of grant) of the options granted was $20.90 and $3.66 per share for the three months ended September 30, 2007 and 2006, respectively, and $14.08 and $4.23 per share for the nine months ended September 30, 2007 and 2006, respectively. The total stock-based compensation cost related to non-vested equity awards not yet recognized as an expense as of September 30, 2007 was approximately $7.2 million.
Results of Operations
Three months ended September 30, 2007 compared to the three months ended September 30, 2006
     The following table presents an overview of our results of operations for the three months ended September 30, 2007 and 2006.

		Three Months Ended			Three Months Ended
	September 30,				September 30,
	2007		2006		2007 vs. 2006
		% of		% of		%
	$	Revenue	$	Revenue	$ Change	Change
			(in thousands)

Net revenue	$34,477	100.0%	$18,909	100.0%	$15,568	82.3%

Cost of services (excluding depreciation and amortization shown separately below)	15,601	45.3%	8,685	45.9%	6,916	79.6%
Research and development	2,948	8.6%	1,924	10.2%	1,024	53.2%
Selling, general and administrative	4,992	14.5%	3,084	16.3%	1,908	61.9%
Depreciation and amortization	1,375	4.0%	850	4.5%	525	61.8%

	24,916	72.3%	14,543	76.9%	10,373	71.3%

Income from operations	$9,561	27.7%	$4,366	23.1%	$5,195	119.0%
     Net Revenue. Net revenues increased $15.6 million to $34.5 million for the three months ended September 30, 2007, compared to the three months ended September 30, 2006. This increase is primarily due to increased revenues from existing customers. Net revenues from our wireless customer increased $14.6 million to $26.6 million for the three months ended September 30, 2007, compared to the three months ended September 30, 2006. LNP and VoIP transactions accounted for $7.7 million of our revenues during the three months ended September 30, 2007, as compared to $6.7 million for the corresponding period last year. Transaction revenues recognized for the three months ended September 30, 2007 represented 88% of net revenues compared to 87% for the same period in 2006. Professional service revenues decreased as a percentage of sales to 11% for the three months ended September 30, 2007, compared to 12% for the three months ended September 30, 2006.

Expense
     Cost of Services. Cost of services increased $6.9 million to $15.6 million for the three months ended September 30, 2007, compared to the three months ended September 30, 2006, due primarily to the growth in personnel costs required to support higher transaction volumes submitted to us by our customers and increases in telecommunication costs. In particular, personnel and related costs and third party consulting service costs increased $6.0 million to manage exception handling. Also, additional telecommunication and maintenance expense in our data facilities, contributed approximately $700 to the increase in cost of services. Cost of services as a percentage of revenues decreased to 45.3% for the three months ended September 30, 2007, as compared to 45.9% for the three months ended September 30, 2006.
     Research and Development. Research and development expense increased $1 million to $2.9 million for the three months ended September 30, 2007, compared to the three months ended September 30, 2006, due to the continued investment in and further development of the ActivationNow® and ConvergenceNowTM platforms to enhance our service offerings and increases in automation that have continued to allow us to gain operational efficiencies. Research and development expense as a percentage of revenues decreased to 8.6% for the three months ended September 30, 2007, as compared to 10.2% for the three months ended September 30, 2006.
     Selling, General and Administrative. Selling, general and administrative expense increased $1.9 million to $5.0 million for the three months ended September 30, 2007, compared to the three months ended September 30, 2006, due in part to increases in personnel and related costs totaling $1.0 million, increased expenses of $341 associated with being a public company, and increased stock-based compensation expense of $399. Selling, general and administrative expense as a percentage of revenues decreased to 14.5% for the three months ended September 30, 2007, as compared to 16.3% for the three months ended September 30, 2006.
     Depreciation and Amortization. Depreciation and amortization expense increased $525 to $1.4 million for the three months ended September 30, 2007, compared to the three months ended September 30, 2006, due to increased fixed asset additions.
     Income Tax. Our effective tax rate was approximately 23.9% and approximately 42.2% during the three months ended September 30, 2007 and 2006, respectively. We review the expected annual effective income tax rate and make changes on a quarterly basis as necessary based on certain factors such as changes in forecasted annual operating income, changes to the actual and forecasted permanent book-to-tax differences, or changes resulting from the impact of a tax law change. During the three months ended September 30, 2007 and 2006, we recognized approximately $2.5 million and $2.3 million in related tax expense, respectively. The reduction in our effective tax rate is due to the recognition of a net cumulative R&D tax credit of approximately $1.2 million in the current period, as well as a change in apportionment of revenue between states.

Nine months ended September 30, 2007, compared to the nine months ended September 30, 2006
     The following table presents an overview of our results of operations for the nine months ended September 30, 2007 and 2006.

		Nine Months Ended			Nine Months Ended
	September 30,				September 30,
	2007		2006		2007 vs 2006
		% of		% of		%
	$	Revenue	$	Revenue	$ Change	Change
	(in thousands)

Net revenue	$87,127	100.0%	$52,075	100.0%	$35,052	67.3%

Cost of services (excluding depreciation and amortization shown separately below)	39,748	45.6%	27,091	52.0%	12,657	46.7%
Research and development	7,414	8.5%	5,759	11.1%	1,655	28.7%
Selling, general and administrative	12,862	14.8%	7,615	14.6%	5,247	68.9%
Depreciation and amortization	3,752	4.3%	2,389	4.6%	1,363	57.1%

	63,776	73.2%	42,854	82.3%	20,922	48.8%

Income from operations	$23,351	26.8%	$9,221	17.7%	$14,130	153.2%
     Net Revenue. Net revenues increased $35.1 million to $87.1 million for the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006. This increase is primarily due to increased revenues from existing customers. Net revenues from our wireless customer increased $31.2 million to $66.3 million for the nine months ended September 30, 2007, compared to the three months ended September 30, 2006. LNP and VoIP transactions accounted for $20.4 million of our revenues during the nine months ended September 30, 2007, as compared to $16.3 million for the corresponding period last year. Transaction revenues recognized for the nine months ended September 30, 2007 represented 85% of net revenues compared to 86% for the same period in 2006. The increase in transaction revenues of $29.4 million was supplemented by an increase of professional service revenues of $5.8 million. Professional service revenues increased as a percentage of sales to 14% for the nine months ended September 30, 2007, compared to 12% for the nine months ended September 30, 2006.
Expense
     Cost of Services. Cost of services increased $12.7 million to $39.7 million for the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006, due primarily to the growth in personnel costs required to support higher transaction volumes submitted to us by our customers and increases in telecommunication costs. In particular, personnel and related costs and third party consulting service costs increased $11.0 million to manage exception handling. Also, additional telecommunication and maintenance expense in our data facilities, contributed approximately $1.4 million to the increase in cost of services. In addition, stock-based compensation expense increased $189. Cost of services as a percentage of revenues decreased to 45.6% for the nine months ended September 30, 2007, as compared to 52.0% for the nine months ended September 30, 2006.
     Research and Development. Research and development expense increased $1.7 million to $7.4 million for the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006, due to the continued investment in and further development of the ActivationNow® and ConvergenceNowTM platforms to enhance our service offerings and increases in automation that have continued to allow us to gain operational efficiencies. Research and development expense as a percentage of revenues decreased to 8.5% for the nine months ended September 30, 2007, as compared to 11.1% for the nine months ended September 30, 2006.
     Selling, General and Administrative. Selling, general and administrative expense increased $5.2 million to $12.9 million for the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006, due in part to increases in personnel and related costs totaling $2.1 million, increased expenses of $1.2 million associated with being a public company, increased stock-based compensation expense of $1.1 million, and increased marketing expenses of $524. Selling, general and administrative expense as a percentage of revenues increased to 14.8% for the nine months ended September 30, 2007, as compared to 14.6% for the nine months ended September 30, 2006.
     Depreciation and Amortization. Depreciation and amortization expense increased $1.4 million to $3.8 million for the three months ended September 30, 2007, compared to the nine months ended September 30, 2006, due to increased fixed asset additions.
     Income Tax. Our effective tax rate was approximately 34.6% and approximately 41.9% during the nine months ended September 30, 2007 and 2006, respectively. We review the expected annual effective income tax rate and make changes on a quarterly basis as necessary based on certain factors such as changes in forecasted annual operating income, changes to the actual and forecasted permanent book-to-tax differences, or changes resulting from the impact of a tax law change. During the nine months ended September 30, 2007 and 2006, we recognized approximately $9.1 million and $4.4 million in related tax expense, respectively. The reduction in our effective tax rate is due to the recording of a net cumulative R&D tax credit of approximately $1.2 million in the current period, as well as a change in apportionment of revenue between states. Exclusive of the cumulative R&D tax credit, the effective tax rate for the nine months ended September 30, 2007 would be 38.9%.
Liquidity and Capital Resources
     Our principal source of liquidity has been cash provided by operations and by cash provided from our initial public offering (“IPO”) which was completed on June 20, 2006. The net proceeds from our offering and the exercise of the over-allotment option by our IPO underwriters were approximately $52.8 million, which enabled us to strengthen our balance sheet. As a result, we had cash, cash equivalents and marketable securities of $87.7 million at September 30, 2007. We anticipate that our principal uses of cash in the future will be facility expansion, capital expenditures and working capital.
     On October 6, 2004, we entered into a Loan and Security Agreement (the “Agreement”) with a bank which expires on December 1, 2007. The Agreement includes a Revolving Promissory Note for up to $2.0 million and an Equipment Term Note for up to $3.0 million. Availability under the Agreement for the Revolving Promissory Note is based on defined percentages of eligible accounts receivable. Borrowings on the revolving credit agreement bear interest at the prime rate plus 1.25% (9.0% at September 30, 2007 and December 31, 2006). Interest only on the unpaid principal amount is due and payable monthly in arrears, commencing January 1, 2005 and continuing on the first day of each calendar month thereafter until maturity, at which point all unpaid principal and interest related to the revolving advances will be payable in full. There were no borrowings against the Revolving Promissory Note as of December 31, 2006 and during the three or nine months ended September 30, 2007. As of September 30, 2007 and December 31, 2006, we had outstanding borrowings of $166 and $666, respectively, against the Equipment Term Note to fund purchases of eligible equipment. Borrowings on the equipment line bear interest at the prime rate plus 1.75% (9.5% at September 30, 2007 and December 31, 2006) and principal and interest are payable monthly. Borrowings under the Agreement are collateralized by all of our assets.
     The Agreement requires us to meet one liquidity financial covenant that must be maintained as of the last day of each month. The covenant requires us to maintain a ratio of current assets to current liabilities of 2:1. This calculation and a certification of compliance, along with our monthly financial statements, are reported to the bank on a monthly basis. We were in compliance with the financial covenant at September 30, 2007 and December 31, 2006. As of September 30, 2007, we had $2.0 million available under the revolving promissory note of our bank, subject to the terms and conditions of that facility.
Discussion of Cash Flows
     Cash flows from operations. Net cash provided by operating activities for the nine months ended September 30, 2007 was $16.9 million, compared to $7.4 million for the nine months ended September 30, 2006. The increase of $9.6 million is primarily due to increased income, higher non-cash stock compensation expenses and increasing accounts payable and accrued expenses balances partially offset by an increase to accounts receivable. Income and accounts receivable grew primarily due to increased revenue and timing of payments. The accounts payable and accrued expenses accounts grew partially due to increased expenses necessary to support higher revenues as well as capital expenditures necessary to continue to grow our business.

     Cash flows from investing. Net cash used in investing activities for the nine months ended September 30, 2007 was $8.7 million compared to net cash used of $2.2 million for the nine months September 30, 2006. The increase of $6.5 million was due to the increased purchase of fixed assets of $5.1 million and net sales of marketable securities.
     Cash flows from financing. Net cash provided by financing activities for the nine months ended September 30, 2007 was $593 compared to net cash provided of $53.2 million for the nine months September 30, 2006. The decrease of $52.6 million was primarily due to net proceeds received from the issuance of common stock sold in our initial public offering completed last year with no corresponding equity sale in the current period.
     We believe that our existing cash and cash equivalents, the cash generated from our initial public offering and cash generated from our operations will be sufficient to fund our operations for the next twelve months.
Effect of Inflation
     Although inflation generally affects us by increasing our cost of labor and equipment, we do not believe that inflation has had any material effect on our results of operations for the three and nine months ended September 30, 2007 and 2006.
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
Off-Balance Sheet Arrangements
     We had no off-balance sheet arrangements as of September 30, 2007 and December 31, 2006.
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
     The primary objective of our investment activities is to preserve our capital for the purpose of funding operations, while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and short- and long-term investments in a variety of securities, including commercial paper, money market funds and corporate debt securities. Our cash and cash equivalents at

September 30, 2007 and December 31, 2006 included liquid money market accounts. All market-risk sensitive instruments were entered into for non-trading purposes
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures.
     Our chief executive officer and chief financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2007, have concluded that, as of such date, our disclosure controls and procedures were effective based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13(a)-15 or 15d-15.
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
Changes in internal controls over financial reporting
     There was no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the three months ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     Unregistered Sales of Equity Securities
     None.
     Use of Proceeds
     On June 14, 2006, our Registration Statement on Form S-1 (File No. 333-132080) relating to the IPO was declared effective by the SEC. The managing underwriters of the IPO were Goldman, Sachs & Co., Deutsche Bank Securities Inc. and Thomas Weisel Partners LLC. On June 20, 2006, we closed the sale of 6,532,107 shares of common stock in the IPO for net proceeds to us of $45.7 million. In July 2006, we sold an additional 959,908 shares of common stock upon the exercise of an over-allotment option granted to the underwriters for net proceeds to us of $7.1 million. No offering expenses were paid directly or indirectly to any of our directors or officers or persons owning ten percent or more of any class of our equity securities or to any other affiliates. We have invested our net proceeds of the offering in money market funds pending their use to fund our operations and their expansion. There has been no material change in our planned use of proceeds from the IPO from that described in the final prospectus filed with the SEC pursuant to Rule 424(b).
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

October 29, 2007