Form 10-K
period 2007-12-31
SYNCHRONOSS TECHNOLOGIES INC
filed 2008-02-29
CIK 1131554

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

(866) 620-3940
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.0001 par value	The NASDAQ Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”).  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant as of June 30, 2007, based upon the closing price of the common stock as reported by The NASDAQ Stock Market on such date was approximately $680 million.

As of February 15, 2008, a total of 32,706,972 shares of the Registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference to portions of the registrant’s definitive Proxy Statement for its 2008 Annual Meeting of Stockholders (the “Proxy Statement”), which is expected to be filed not later than 120 days after the registrant’s fiscal year ended December 31, 2007. Except as expressly incorporated by reference, the Proxy Statement shall not be deemed to be a part of this report on Form 10-K.

SYNCHRONOSS TECHNOLOGIES, INC.

FORM 10-K

DECEMBER 31, 2007

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

General

We are a leading provider of on-demand multi-channel transaction software management platforms that enable communications service providers (CSPs) to automate new subscriber activation, order management and service provisioning. Our ConvergenceNow® platforms provide seamless integration between customer-facing applications and “back-office” or ActivationNow® and infrastructure-related systems and processes. Our CSP customers rely on our internet based solutions and technology to automate the process of activating customers and delivering additional communications services including new service offerings and ongoing customer care. We have designed our platforms to be flexible to enable multiple communication services including wireless, Voice Over Internet Protocol (VoIP), wireline and cable to be managed through multiple distribution channels including e-commerce, CSP stores and other retail outlets, etc., allowing us to meet the rapidly changing and converging services offered by CSPs. By simplifying the processes associated with managing the customer experience for ordering and activating services through the automation and integration of disparate systems, we enable CSPs to acquire, retain and service customers quickly, reliably and cost-effectively. We enable service providers to drive growth in new and existing markets while delivering an improved customer experience at lower costs.

Our industry-leading customers include wireline, wireless, VoIP and cable MSO companies including AT&T Inc., Sprint Nextel, Embarq, Vonage Holdings, Cablevision Systems Corporation, Level 3 Communications, Covad, Verizon Business Solutions, Charter Communications, Clearwire, Time Warner Cable and Comcast. These customers use our platforms and technology to service both consumer and business customers, including over 300 of the Fortune 500 companies.

We were incorporated in Delaware in 2000. Our internet address is www.synchronoss.com. On this website, we post the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the U.S. Securities and Exchange Commission (SEC): our annual reports on Form 10-K, quarterly reports on Form 10-Q, our current reports on Form 8-K, our proxy statement on Form 14A related to our annual stockholders’ meeting and any amendment to those reports or statements filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. All such filings are available on the Investor Relations portion of our web site free of charge. The contents of our web site are not intended to be incorporated by reference into this Form 10-K or in any other report or document we file.

The Synchronoss Solutions

Our ActivationNow® and ConvergenceNow® platforms provide comprehensive on-demand e-commerce order processing, transaction management and service provisioning through multiple channels including e-commerce, telesales, CSP stores and other retail outlets. We have designed ActivationNow® to be a flexible, scalable, open and on-demand platform, offering a unique solution for managing transactions for a wide range of existing communications and digital content services as well as rapidly deploying new services. Our ConvergenceNow® platform, launched in February 2007, expands the capabilities of ActivationNow® to enable an environment with a single point of access (i.e., handheld devices or desktops) to numerous communication and entertainment services.

In addition to handling large volumes of customer transactions quickly and efficiently, our solutions are designed to recognize, isolate and address transactions when there is insufficient information or other erroneous process elements. This knowledge enables us to adapt our software solutions to automate a higher percentage of transactions over time, further improving the value of our solutions to our customers. Our solutions also offer a centralized reporting platform that provides intelligent, real-time analytics around the entire workflow related to any transaction. This reporting allows CSPs to appropriately identify buying trends, their customer’s segments, areas where their business has increased, and empowers the CSP’s with the tools to maximize their marketing trade and promotion dollars and merchandising. The automation and ease of integration of our platforms enable CSPs and handset device manufacturers to lower the cost of new customer acquisitions, enhance the accuracy and reliability of customer transactions and respond rapidly to competitive market conditions. Our platforms offer flexible, scalable solutions backed by service level agreements (SLAs) and exception handling.

Our solutions are also designed to recognize, isolate and address transactions when there is insufficient information or other erroneous process elements, through a suite of capabilities we refer to as “exception handling.” Our exception handling service is designed to consistently meet SLAs for transactions that are not fully automated or have erroneous process elements. Our exception handling service utilizes two tiers of our platforms, the Workflow Manager and the Visibility Manager, to identify, correct and process non-automated transactions and exceptions in real-time. Critical functions provided by our exception handling service center include streamlining operations by reducing the number of transactions processed with human intervention.

Our flexible solutions can manage transactions relating to a wide range of existing communications and digital content services across the many segments of CSPs. For example, we enable wireless providers to conduct business-to-consumer, or B2C, and business-to-business, or B2B, transactions. We also furnish VoIP providers with customer-branded portals, as well as the gateway to service their retail customers and subscribers. The capabilities of our platforms allow CSPs to improve operational performance and efficiencies and rapidly deploy new services.

Our solutions are designed to be:

Highly Automated:  We designed our platforms to eliminate manual processes and to automate otherwise labor-intensive tasks, thus improving operating efficiencies and reducing costs. By tracking every order and identifying those that are not provisioned properly, we substantially reduce the need for manual intervention. Our technology automatically guides a customer’s request for service through the entire series of required steps.

Predictable and Reliable Customer Experience:  We are committed to providing high-quality, dependable services to our customers. To ensure reliability, system uptime and other service offerings are guaranteed through our SLAs. Our products are complete customer management solutions, including exception handling, which we believe is one of the main factors that differentiates us from our competitors. In performing exception handling, our platforms recognize and isolate transaction orders that are not configured to specifications, processes them in a timely manner and communicates these orders back to our customers, thereby improving efficiency and reducing backlog. If manual intervention is required, our exception handling is outsourced to centers located in India, Canada and the United States. In addition, our database design preserves data integrity while ensuring fast, efficient, transaction-oriented data retrieval methods. As a demonstration of resilience, the database design has remained stable during the life and evolution of other components of our platforms. This stability provides reusability of the business functionality as new, updated graphical user interfaces, or other technical process components are developed.

Seamless:  Our platforms integrate information across the service provider’s entire operation, including customer information, order information, product and service information, network inventory and workflow information. We have built our platforms using an open design with fully-documented software interfaces, commonly referred to as application programming interfaces, or APIs. Our APIs make it easier for our customers, partners and other third parties to integrate the platforms with other software applications and to build Web-based applications incorporating third-party or CSP-designed capabilities. Through our open design and alliance program, we provide our customers with superior solutions that combine best-of-breed applications with the efficiency and cost-effectiveness of commercial, packaged interfaces.

Scalable:  Our platforms are designed to process expanding transaction volumes reliably and cost effectively. Transaction volume has increased rapidly since our inception. We anticipate substantial future growth in transaction volumes and believe our platforms are capable of scaling its output commensurately, requiring principally routine computer hardware and software updates. In addition, we believe our platforms enable service and digital convergence providers to offer a variety of services more quickly and to package and price their services cost effectively by integrating them with available network capacity and resources.

Value-added Reporting:  Our platforms attributes are tightly integrated into the critical workflows of our customers. The platforms have analytical reporting capabilities that provide real-time information for every step of the relevant transaction processes. In addition to improving end-user customer satisfaction, these capabilities provide our customers with value-added insights into historical and current transaction trends. We also offer mobile reporting capabilities for key users to receive critical data about their transactions on their mobile devices. Our platforms’ capabilities provide what we believe to be a more cost-effective, efficient and productive approach to e-commerce. Our solutions allow our customers to reduce overhead costs associated with building and operating their own e-commerce and customer transaction management infrastructure. We also provide our customers with the information and tools to more efficiently manage marketing and operational aspects of their business. In addition, the automation and ease of integration of our on-demand software allows CSPs to accelerate the deployment of their services and new service offerings by shortening the time between a customer’s order and the provisioning of service.

Demand Drivers for Our Multi-Channel Transaction Management Solutions

Our services are capable of managing a wide variety of transactions across multiple CSP delivery models, allowing us to benefit from increased growth, complexity and technological change in the communications industry. As communications technology has evolved, new access networks, end-devices and applications with multiple features have emerged. This proliferation of services and advancement of technologies, combined with their bundling (i.e., double, triple and quadruple plays) are accelerating subscriber growth and increasing the number of transactions between CSPs, and their customers. Currently, growth in wireless services, the adoption of VoIP and the increasing importance of e-commerce are strongly driving demand for our transaction management solutions. In addition, we see an opportunity to provide our services to the high-growth market of bundled services (including voice, video, data and wireless) resulting from converging technology markets. We support and target transactions ranging from initial service activations to ongoing customer lifecycle transactions, such as additions, subtractions and changes to services. The need for CSPs to deliver these transactions efficiently increases demand for our on-demand software delivery model. The rapid emergence of all digital, IP-based networks is causing the creation of telecommunications services to be less dependent on particular elements of network infrastructure. In this environment, CSPs are increasingly relying on intelligent platform solutions such as ours in order to quickly develop new packages of service offerings. The critical driver of adoption of our services is shifting from cost reduction at CSPs to generating new revenues via on-demand service creation and bundling. In this environment, we believe that our on-demand capabilities will be a major value-added difference to our CSPs and their largest customers. Our transaction management solutions are available through multiple channels: e-commerce, CSP stores and other retail outlets. Our customers value our multi-channel transaction management solutions, which we believe will be a key differentiator.

Growth in Handset Devices, Network Technology, and Applications and Content.  The communications market is moving towards a next generation mobility marketplace, defined as allowing both business and consumer customers to choose a wide range of smart mobile devices supported on multiple network technologies. By developing such seamless mobility environment, it will fuel a whole set of new transactions designed around providing many forms of enhanced content and applications to increase the monthly average revenue per user (ARPU) of each individual subscriber.

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

Pressure on CSPs to improve efficiency.  Increased competition and excess network capacity have placed significant pressure on CSPs to reduce costs and increase revenues. At the same time, due to deregulation, the emergence of new network technologies and the proliferation of services, the complexity of back office operations has increased significantly. CSPs with multiple back-end systems are looking for ways to help their systems interoperate for a better customer experience. In addition, CSP customers are moving to automated provisioning systems to enable them to more easily purchase, upgrade or add new features. As a result, CSPs are looking for ways to offer new communications services more rapidly and efficiently to existing and new customers. Increased competition and demand for superior end-user experience have placed significant pressure on CSPs to improve customer focused processes. CSPs are increasingly turning to transaction based, cost effective, scalable and automated third-party solutions that can offer guaranteed levels of service delivery.

Our Growth Strategy

Our growth strategy is to establish our ActivationNow® and ConvergenceNow® platforms as the premium platforms for leading providers of communications services and digital convergence services, while investing in extensions of the services portfolio. We believe the final and key differentiators in next generation mobility will be to provide a more automated and robust customer experience. We will continue to focus our technology and efforts around improving functionality, helping CSPs drive higher ARPU, and allowing more capabilities for ordering bundled applications and content offerings across these same complex and advanced networks.

Key elements of this strategy are:

Broaden Customer Base and Expand Offering to Existing Customers.  Our ActivationNow® and ConvergenceNow® platforms are designed to address CSPs and business models across the range of the communications services and digital content markets, a capability we have begun to exploit by targeting new tier-one customers and industry segments such as wireless broadband, smartphone handheld devices, online content providers and hardware OEMs. We also derive significant growth from our existing customers as they continue to expand into new distribution channels, such as the rapidly growing e-commerce channel, require new service offerings and increase transaction volumes. As CSPs expand consumer, business and indirect distribution, they require new transaction management solutions which drive increasing amounts of transactions over our platforms. Many customers purchase multiple services from us, and we believe we are well positioned to cross-sell additional services to customers who do not currently purchase our full services portfolio. In addition, the increasing importance and expansion of internet-based e-commerce has led to increased focus by CSPs on their e-channel distribution, thus providing another opportunity for us to further penetrate into existing customers. The expansion in 2007 of our AT&T relationship through the combination of AT&T and Cingular Wireless and AT&T’s acquisition of BellSouth as well as through a multi-year agreement related to the Apple® iPhonetm, highlights further penetration of an existing customer as well as the development of a major growth initiative in consumer digital convergence. We also process wireless transactions to both our Time Warner and Comcast cable customers.

Continue to Exploit VoIP Industry Opportunities.  We believe continued rapid VoIP industry growth will increase the demand for our services. We have seen strong growth in residential VoIP customers and we believe we will see similar growth for commercial VoIP customers. Being the trusted partner to VoIP industry leaders, including Vonage Holdings, Comcast, Charter, Time Warner Cable and Cablevision, positions us well to benefit from the evolving needs, requirements and opportunities of the VoIP industry.

Enhance Current Wireless Industry Leadership.  Spending in the global wireless industry has grown significantly in recent years. The up-tick in spending is happening because myriad advanced applications are being offered, including wireless Internet access, multimedia messaging, games and Wi-Fi. These applications translate into new transaction types that we can meld into our workflow management system. We currently process hundreds of thousands of wireless transactions every month, which are driven by increasing numbers of wireless subscribers and by wireless subscriber churn resulting from local number portability or LNP, service provider competition and other factors.

Expand Into New Geographic Markets.  Although the majority of our revenue has traditionally been generated in North America, in 2007 we began our entry into the European Union by signing agreements with system integrators Siemens AG and Alma Technologies SA. We currently intend to continue our global expansion by focusing initially in Europe and believe there are opportunities to penetrate other new geographic markets within the coming years, particularly Asia/Pacific and Latin America, as these markets experience similar trends to those that have driven growth in North America.

Expand into the Smart Handset Markets.  Our proprietary technology allows CSPs to bring together disparate systems and manage the ordering, activation and provisioning of communications services, allowing them to lower the cost of new customer acquisition and product lifecycle management. We believe the smart handset makers will face the same hurdles and we plan to extend our technology from the network to the interface and software that sits on the actual smart handset. As new smartphones are deployed, we will strive to ensure our technology can support a “plug and play” approach to end users wishing to purchase new advanced services, by automating and re-using our current platforms’ embedded roots with many of the leading service providers today across all wireless, wireline, VoiP, and high speed data networks.

Maintain Technology Leadership.  Our proprietary technology allows CSPs to bring together disparate systems and manage the ordering, activation and provisioning of communications services, allowing them to lower the cost of new customer acquisition and product lifecycle management. We intend to build upon our technology leadership by continuing to invest in research and development to increase the automation of processes and workflows and develop complementary product modules that leverage our platforms and competitive strengths, thus driving increased interest in our solutions by making it more economical for CSPs to use us as a third-party solutions provider. In addition, we believe our close relationships with our tier-one CSPs will continue to provide us with valuable insights into the challenges that are creating demand for next-generation solutions.

Expand through Partnerships or Acquisitions.  As we explore new opportunities, we continue to look for companies which are complementary to us for partnership or acquisition candidates that will enable us to either enter new markets or enhance our offerings.

Products and Services

We are a leading provider of multi-channel transaction management solutions to the communications services and digital content marketplaces based on our penetration and relationships with key CSPs. Our offerings are designed to allow our customers to respond to market demand quickly and efficiently, to optimize service offerings and to build stronger relationships with their customers. In addition, we offer process and workflow consulting services, development services and enterprise portal management services. From time to time, we will provide these services for a fee as part of the process of transitioning new customers onto our platforms and integrating our platforms with the customer’s back office systems. These services enable our customers to realize the benefits of our transaction management solutions.

ActivationNow® and ConvergenceNow® Platforms

Our ActivationNow® and ConvergenceNow® platforms address a service provider’s needs and requirements with a flexible design which can scale with their expanding business operations. Our ActivationNow® and ConvergenceNow® platforms are engineered to meet volume, speed to market and service guarantees which are important differentiators of our transaction management solutions. Each platform is a fully hosted service delivered over the Internet or a dedicated communication channel. Each new customer addition comes with a specific transaction fee and with guaranteed service levels. In addition, ActivationNow® and ConvergenceNow® platforms provide complete work flow management, including exception handling. Our ActivationNow® and ConvergenceNow® platforms:

•	Provide what we believe to be one of the lowest costs per gross add in the wireless e-commerce market;

•	Handle extraordinary transaction volumes with our scalable platform solutions;

•	Deliver speed to market on new and existing offerings;

•	Enable multi-channel transaction management solutions to be deployed; and

•	Guarantee performance backed by solid business metrics and SLAs.

Our ActivationNow® and ConvergenceNow® platforms are designed to integrate with back-office systems, allowing work to flow electronically across the service provider’s and digital convergence provider’s organization while providing ready access to performance and resource usage information. Our integrated approach provides comprehensive support for current and emerging services, network technologies, smart handset devices and evolving business processes across all forms of bundled services.

Our ActivationNow® and ConvergenceNow® platforms are comprised of four distinct tiers, each providing solutions to the most common and critical needs of our customers.

PerformancePartner® Portal

Our PerformancePartner® portal, the first tier of our ActivationNow® and ConvergenceNow® platforms, is a graphical user interface that allows entry of transaction data into the gateway. Through the PerformancePartner® portal, the CSPs can set up accounts, renew contracts and update and submit new transactions for transaction management processing.

Gateway Manager

Our gateways, the service provisioning subsystems and second tier of our ActivationNow® and ConvergenceNow® platforms, provide the capability to fulfill multiple transactions. These gateways are the engines that support our clients’ front-end portals, handling hundreds of thousands of transactions on a monthly basis. Our gateways deliver flexible architecture, supporting seamless entry and rapid time to market for our CSP customers. In addition, these gateways contain business rules to interact with the CSPs’ back-office and third-party trading partners.

WorkFlow Manager

Our WorkFlow Manager, the third tier of our ActivationNow® and ConvergenceNow® platforms, provides a seamless interaction with all third-party relationships and enables CSPs to have a single transaction view, including all relevant data from third-party systems. The Workflow Manager is designed to ensure that each customer transaction is fulfilled accurately and offers:

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

Visibility Manager

The fourth tier of our ActivationNow® and ConvergenceNow® platforms, our Visibility Manager, provides historical trending and mobile reporting to our CSP customers, supports best business practices and processes and allows CSPs to assess whether daily metrics are met or exceeded. The Visibility Manager offers:

•	A centralized reporting platform that provides intelligent analytics around the entire workflow;

•	Transaction management information;

•	Historical trending; and

•	Mobile reporting for key users to receive critical transaction data on mobile devices.

The Gateway Manager, WorkFlow Manager and Visibility Manager tiers are typically deployed by all of our customers. The PerformancePartner® portal is deployed only if our customer does not have a front-end portal to interact with end-user customers. All of our four tiers are designed to be open and flexible to enable rapid deployments. One critical function provided by our ActivationNow® and ConvergenceNow® platforms design is information management. By making information more accessible and useful, our ActivationNow® and ConvergenceNow® platforms enable a service provider to manage its business more efficiently, to provide more services with the highest possible quality and to deliver superior customer care. Our ActivationNow® and ConvergenceNow® platforms are designed to recognize, isolate and address transactions when there is insufficient information or other erroneous process elements through a suite of capabilities we refer to as “exception handling.” Our solutions offer a centralized reporting platform that provides intelligent, real-time analytics around the entire workflow related to a transaction. The Workflow Manager and the Visibility Manager identify, correct and process non-automated transactions and exceptions in real-time, which we believe are key differentiators for our solutions.

Customers

Our typical customers are providers of communications services, from traditional local and long-distance services to Internet-based services. We serve wireless service providers, such as AT&T and Sprint Nextel, providers of VoIP services, such as Vonage Holdings, Comcast and Cablevision Systems, VoIP enablers, such as Level 3 Communications, and long distance carriers, such as Verizon Business. We also serve emerging CSPs, such as Clearwire. We maintain strong and collaborative relationships with our customers, which we believe to be one of our core competencies and critical to our success. We are generally the only provider of the services we offer to our customers. Our contracts typically extend up to 48 months in length from execution and include minimum transaction or revenues commitments from our customers. All of our significant customers may terminate their contracts for convenience upon written notice and payment of contractual penalties. We have a long-standing relationship with Cingular Wireless, which is now known as AT&T Mobility, dating back to January 2001 when we began providing service to AT&T Wireless, which was subsequently acquired by Cingular Wireless, and in December 2006 became a division of AT&T Inc. We are the primary provider of e-commerce transaction management solutions to AT&T Mobility, our largest customer, under an agreement which runs through January of 2009 that automatically will be renewed for an additional twelve months unless either party terminates prior to November 1, 2008. Under the terms of this agreement, AT&T Mobility may terminate its relationship with us for convenience, although we believe AT&T Mobility would encounter substantial costs in replacing our transaction management solution. For 2007, we received 76% of our revenues from AT&T Inc., compared to 66% of our revenues in 2006. No other customer accounted for more than 10% of our revenues in 2007.

Sales and Marketing

Sales

We market and sell our services primarily through a direct sales force. To date, we have concentrated our sales efforts on a range of CSPs that offer wireless, broadband, VoIP and wireline services that offer digital convergence services. Following each sale, we assign account managers to provide ongoing support and to identify additional sales opportunities. We generate leads from contacts made through trade shows, seminars, conferences, market research, our Web site, customers, partners and our ongoing public relations program. Due to ongoing privatization and the increasing competition among CSPs in international markets we expanded our sales and marketing efforts in 2007 outside of North America into the European Union.

Marketing

We focus our marketing efforts on product initiatives, creating awareness of our services and generating new sales opportunities. We base our product management strategy on an analysis of market requirements, competitive offerings and projected cost savings. Our product managers are active in numerous technology and industry forums such as CTIA, GSMA, NCTA ATIS and VON at which we demonstrate our transaction management solutions.

In addition, through our product marketing and marketing communications functions, we manage and maintain our Web site, publish product related communications and educational white papers and conduct seminars and user group meetings. We also have an active public relations program and maintain relationships with recognized industry analysts such as IDC, Gartner, Stratecast and Yankee Group. We also actively sponsor technology-related conferences and demonstrate our solutions at trade shows targeted at providers of communications services.

Operations and Technology

We leverage common, proprietary e-commerce information technology platforms to deliver carrier grade services to our customers across communication and digital convergence market segments. Constructed using a combination of internally developed and licensed technologies, our e-commerce platforms integrate our order management, gateway, workflow and reporting into a unified system. The platforms are secure foundations on which to build and offer additional services and maximize performance, scalability and reliability.

Exception Handling Services

We differentiate our services from both the internal and competitive offerings by handling exceptions through both our technology and human touch solutions, a substantial portion of which is provided by third-party vendors. Our business process engineers optimize each workflow; however, there are exceptions and we handle these to ensure the highest quality customer experience at the lowest cost. Our exception handling services handle the customer communication touchpoints including provisioning orders, inbound calls, automated IVR responses (e.g., order status, address changes), web forums, inbound and outbound email, proactive outbound calls (e.g., out of stock, backorders, exceptions) and self-correct order tools. These services are continuously reviewed for improved workflow and automation. We use third-party vendors in providing exception handling services, each of whom provide services under automatically renewable contracts. We believe our unique exception handling services help reduce the cost of each transaction by driving more automation, over time, into a better and more cost effective way to manage our customer’s subscriber experiences.

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

Network

We use AT&T, a tier-one service provider, to provide a managed, fully-redundant network solution to deliver enterprise scale services to its customers. Specifically, we have two OC-3 fiber optic rings, delivering 115MB/sec of highly redundant bandwidth to the Bethlehem and Bridgewater facilities. WAN connectivity between our locations is achieved via a DS-3 MPLS circuit and Internet access to each location via a dedicated DS-3. A dedicated fiber-optic connection, provided by Level 3 Communications, is utilized to provide a data center backbone connection between our Bethlehem and Bridgewater facilities that is used for disaster recovery.

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

Competition

Competition in our markets is intense and includes rapidly-changing technologies and customer requirements, as well as evolving industry standards and frequent product introductions. We compete primarily on the basis of the breadth of our domain expertise and our proprietary exception handling, as well as on the basis of price, time-to-market, functionality, quality and breadth of product and service offerings. We believe the most important factors making us a strong competitor include:

•	the breadth and depth of our transaction management solutions, including our exception handling technology;

•	the quality and performance of our products;

•	our high-quality customer service;

•	our ability to implement and integrate solutions;

•	the overall value of our platforms; and

•	the references of our customers.

We are aware of other software developers and smaller entrepreneurial companies that are focusing significant resources on developing and marketing products and services that will compete with our ActivationNow® and ConvergenceNow® platforms. We anticipate continued growth in the communications industry and the entrance of new competitors in the order processing and transaction management solutions market and expect that the market for our products and services will remain intensely competitive.

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

Intellectual Property

To establish and protect our intellectual property, we rely on a combination of copyright, trade secret and trademark laws, as well as confidentiality procedures and contractual restrictions. Synchronoss®, the Synchronoss logo, PerformancePartner®, ConvergenceNow® and ActivationNow® are registered trademarks of Synchronoss Technologies, Inc. In addition to legal protections, we rely on the technical and creative skills of our employees, frequent product enhancements and improved product quality to maintain a technology-leadership position. We cannot be certain that others will not develop technologies that are similar or superior to our technology.

We enter into confidentiality and invention assignment agreements with our employees and confidentiality agreements with our alliance partners and customers, and we control access to and distribution of our software, documentation and other proprietary information.

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

As of December 31, 2007, we had 232 full-time employees. None of our employees are covered by any collective bargaining agreements.

Executive Officers of the Registrant

The following sets forth certain information regarding our Executive Officers as of February 28, 2008:

Name	Age	Position

Stephen G. Waldis	40	Chairman of the Board of Directors, President and Chief Executive Officer
Lawrence R. Irving	51	Chief Financial Officer and Treasurer
Robert Garcia	39	Chief Operating Officer
Omar Tellez	39	Chief Marketing Officer
Christopher S. Putnam	39	Executive Vice President of Sales
Ronald J. Prague	44	Vice President, General Counsel and Secretary
S. Andrew Cox	42	Chief Information Officer
Robert Sean Parkinson	49	President, International
Patrick J. Doran	34	Vice President, Research and Development and Chief Technology Officer

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

Robert Garcia has served as Chief Operating Officer of Synchronoss since April 2007. Prior to that position, Mr. Garcia served in various positions at Synchronoss, including Executive Vice President of Operations and Service Delivery and General Manager of Synchronoss’ western office since joining Synchronoss in August 2000. Before joining Synchronoss, Mr. Garcia was a Senior Business Consultant with Vertek Corporation from January 1999 to August 2000. Mr. Garcia has also held senior management positions with Philips Lighting Company and Johnson & Johnson Company. Mr. Garcia received a degree in logistics and economics from St. John’s University in New York.

Christopher S. Putnam has been with Synchronoss since January 2004 and has served as Executive Vice President of Sales of Synchronoss since April 2005. Mr. Putnam leads the Company’s new business initiatives and sales teams, and he is responsible for strategic account acquisitions such as Time Warner Cable, Comcast and Vonage. Prior to joining Synchronoss, from 1999 to 2004, Mr. Putnam served as Director of Sales for Perot Systems’ Telecommunications business unit. Mr. Putnam received a degree in communications from Texas Christian University.

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

Robert Sean Parkinson joined Synchronoss in December 2007 as President, International Operations. Prior to joining Synchronoss, from 2004 to 2007, Mr. Parkinson was the Chief Executive Officer for Non-Western Operations of T-Systems Gmbh. From 2002 to 2004, Mr. Parkinson was Senior Vice President of Global Business Development of AIG Technologies, Inc. Mr. Parkinson received a business diploma degree in 1979 from Manchester University, Manchester, England.

Patrick J. Doran has served as Vice President, Research and Development and Chief Technology Officer since April 2007. Prior to that position, Mr. Doran served in various positions at Synchronoss, including Chief Architect and Senior Software Engineer since joining Synchronoss in 2002. Before joining Synchronoss, Mr. Doran was a Senior Development Engineer at Agility Communications from 2000 to 2002 and a Member of Technical staff at AT&T/Lucent from 1996 to 2000. Mr. Doran received a degree in Computer and Systems engineering from Rensselaer Polytechnic Institute and a masters degree in Industrial engineering from Purdue University.

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

Risks Related to Our Business and Industry

We have Substantial Customer Concentration, with One Customer Accounting for a Substantial Portion of our 2007 Revenues.

We currently derive a significant portion of our revenues from one customer, AT&T. Our relationship with AT&T dates back to January 2001 when we began providing service to AT&T Wireless, which was subsequently acquired by Cingular Wireless (now known as AT&T Mobility) and is now a division of AT&T Corp. For the year ended December 31, 2007, AT&T accounted for approximately 76% of our revenues, compared to 66% for the fiscal year ended December 31, 2006. Our five largest customers, AT&T, Vonage, Level 3 Communications, Time Warner Cable and Cablevision, accounted for approximately 95% of our revenues for the year ended December 31, 2007, compared to 95% of our revenues for the year ended December 31, 2006.

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

The Success of Our Business Depends on the Continued Growth of Consumer and Business Transactions Related to Communications Services on the Internet.

The future success of our business depends upon the continued growth of consumer and business transactions on the Internet, including attracting consumers who have historically purchased wireless services and devices through traditional retail stores. Specific factors that could deter consumers from purchasing wireless services and devices on the Internet include concerns about buying wireless devices without face-to-face interaction with sales personnel and the ability to physically handle and examine the devices.

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

If the Wireless Services Industry Experiences a Decline in Subscribers, Our Business May Suffer.

The wireless services industry has faced an increasing number of challenges, including a slowdown in new subscriber growth. Revenues from services performed for customers in the wireless services industry accounted for 76% of our revenues in 2007 and 65% in 2006. A continued slowdown in subscriber growth in the wireless services industry could adversely affect our business growth.

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

Current and potential competitors have established, and may establish in the future, cooperative relationships among themselves or with third parties to increase their ability to address the needs of our prospective customers. In addition, our competitors have acquired, and may continue to acquire in the future, companies that may enhance their market offerings. Accordingly, new competitors or alliances among competitors may emerge and rapidly acquire significant market share. As a result, our competitors may be able to adapt more quickly than us to new or emerging technologies and changes in customer requirements, and may be able to devote greater resources to the promotion and sale of their products. These relationships and alliances may also result in transaction pricing pressure which could result in large reductions in the selling price of our services. Our competitors or our customers’ in-house solutions may also provide services at a lower cost, significantly increasing pricing pressure on us. We may not be able to offset the effects of this potential pricing pressure. Our failure to adapt to changing market conditions and to compete successfully with established or new competitors may have a material adverse effect on our results of operations and financial condition. In particular, a failure to offset competitive pressures brought about by competitors or in-house solutions developed by AT&T could result in a substantial reduction in or the outright termination of our contract with AT&T, which would have a significant negative material impact on our business.

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

Our success depends on our ability to provide reliable services to our customers and process a high volume of transactions in a timely and effective manner. Although we have a disaster recovery facility in our Bridgewater, New Jersey corporate headquarters, our network operations are currently located in a single facility in Bethlehem, Pennsylvania that is susceptible to damage or interruption from human error, fire, flood, power loss, telecommunications failure, terrorist attacks and similar events. We could also experience failures or interruptions of our systems and services, or other problems in connection with our operations, as a result of:

•	damage to or failure of our computer software or hardware or our connections and outsourced service arrangements with third parties;

•	errors in the processing of data by our system;

•	computer viruses or software defects;

•	physical or electronic break-ins, sabotage, intentional acts of vandalism and similar events;

•	fire, cyberattack, terrorist attack or other catastrophic event;

•	increased capacity demands or changes in systems requirements of our customers; or

•	errors by our employees or third-party service providers.

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

Our success depends to a significant degree upon the protection of our software and other proprietary technology rights, particularly our ActivationNow® and ConvergenceNow® platforms. We rely on trade secret, copyright and trademark laws and confidentiality agreements with employees and third parties, all of which offer only limited protection. The steps we have taken to protect our intellectual property may not prevent misappropriation of our proprietary rights or the reverse engineering of our solutions. Legal standards relating to the validity, enforceability and scope of protection of intellectual property rights in other countries are uncertain and may afford little or no effective protection of our proprietary technology. Consequently, we may be unable to prevent our proprietary technology from being exploited abroad, which could require costly efforts to protect our technology. Policing the unauthorized use of our products, trademarks and other proprietary rights is expensive, difficult and, in some cases, impossible. Litigation may be necessary in the future to enforce or defend our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of management resources, either of which could materially harm our business. Accordingly, despite our efforts, we may not be able to prevent third parties from infringing upon or misappropriating our intellectual property.

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

Our Expansion into International Markets May Be Subject to Uncertainties That Could Increase Our Costs to Comply with Regulatory Requirements in Foreign Jurisdictions, Disrupt Our Operations and Require Increased Focus from Our Management.

Our growth strategy includes the growth of our operations in foreign jurisdictions. International operations and business expansion plans are subject to numerous additional risks, including economic and political risks in foreign jurisdictions in which we operate or seek to operate, the difficulty of enforcing contracts and collecting receivables through some foreign legal systems, unexpected changes in regulatory requirements, fluctuations in currency exchange rates, potential difficulties in enforcing intellectual property rights in foreign countries and the difficulties associated with managing a large organization spread throughout various countries. As we continue to expand our business globally, our success will depend, in large part, on our ability to anticipate and effectively manage these and other risks associated with our international operations. However, any of these factors could adversely affect our international operations and, consequently, our operating results.

Our Senior Management is Important to Our Customer Relationships, and the Loss of One or More of Our Senior Managers Could Have a Negative Impact on Our Business.

We believe that our success depends in part on the continued contributions of our senior management. We rely on our executive officers and senior management to generate business and execute programs successfully. In addition, the relationships and reputation that members of our management team have established and maintain with our customers and our regulators contribute to our ability to maintain good customer relations. The loss of any members of our senior management could materially impair our ability to identify and secure new contracts and otherwise manage our business.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we include in our annual report our assessment of the effectiveness of our internal control over financial reporting and our audited financial statements as of the end of each fiscal year. Furthermore, our independent registered public accounting firm, Ernst & Young LLP, (“E&Y”), is required to report on whether it believes we maintained, in all material respects, effective internal control over financial reporting as of the end of the year. We successfully completed our assessment and obtained E&Y’s attestation as to the effectiveness of our internal control over financial reporting as of December 31, 2007. Our continued compliance with Section 404 will require that we incur substantial expense and expend significant management time on compliance related issues. We currently do not have an internal audit group and we will evaluate the need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. In future years, if we fail to timely complete this assessment, or if E&Y cannot timely attest, there may be a loss of public confidence in our internal control, the market price of our stock could decline and we could be subject to regulatory sanctions or investigations by the Nasdaq Stock Market’s National Market, the Securities and Exchange Commission or other regulatory authorities, which would require additional financial and management resources. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to timely meet our regulatory reporting obligations.

Changes in, or Interpretations of, Accounting Principles Could Result in Unfavorable Accounting Charges.

We prepare our financial statements in conformity with U.S. generally accepted accounting principles. These principles are subject to interpretation by the SEC and various bodies formed to interpret and create appropriate accounting principles. A change in these principles could have a significant effect on our reported results and may even retroactively affect previously reported transactions. Our accounting principles that recently have been or may be affected by changes in accounting principles are: (i) accounting for stock-based compensation; (ii) accounting for income taxes; (iii) accounting for business combinations and goodwill; and (iv) accounting for foreign currency translation.

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

We lease approximately 26,150 square feet of office space in Bridgewater, New Jersey. In addition to our principal office space in Bridgewater, New Jersey, we lease facilities and offices in Bethlehem, Pennsylvania, Herndon, Virginia and Bellevue, Washington. Lease terms for these locations expire between 2009 and 2012. We believe that the facilities we now lease are sufficient to meet our needs through at least the next 12 months. However, we may require additional office space after that time, and we are currently evaluating expansion possibilities.

ITEM 3.	LEGAL PROCEEDINGS

We are not currently subject to any legal proceedings that could have a material adverse effect on our operations; however, we may from time to time become a party to various legal proceedings arising in the ordinary course of our business.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended December 31, 2007.

PART II

ITEM 5.	Market Information

Our common stock is traded over-the-counter and is listed on the NASDAQ National Market under the symbol “SNCR.” We began trading on the NASDAQ National Market on June 19, 2006. The following table sets forth, for each period during the past two years, the high and low sale prices as reported by NASDAQ.

2007	High	Low

First Quarter	$19.85	$13.47
Second Quarter	$30.83	$17.10
Third Quarter	$45.55	$26.43
Fourth Quarter	$48.03	$28.24

2006	High		Low

First Quarter	NM	*	NM	*
Second Quarter	$9.17		$8.24
Third Quarter	$11.10		$6.25
Fourth Quarter	$15.85		$8.16

*	No Measurement.

As of February 15, 2008, there were approximately 98 holders of record of our common stock. On February 15, 2008, the last reported sale price of our common stock as reported on the NASDAQ National Market was $18.66 per share.

Dividend Policy

We have never declared or paid cash dividends on our common or preferred equity. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any cash dividends in the foreseeable future. Any future determination to declare cash dividends will be made at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, general business conditions and other factors that our board of directors may deem relevant.

Use of Proceeds From Public Offering of Common Stock

On June 14, 2006, our Registration Statement on Form S-1 (File No. 333-132080) relating to the IPO was declared effective by the SEC. The managing underwriters of the IPO were Goldman, Sachs & Co., Deutsche Bank Securities Inc. and Thomas Weisel Partners LLC. On June 20, 2006, we closed the sale of 6,532,107 shares of common stock in the IPO for net proceeds to us of $45.7 million. In July 2006, we sold an additional 959,908 shares of common stock upon the exercise of an over-allotment option granted to the underwriters for net proceeds to us of $7.1 million. No offering expenses were paid directly or indirectly to any of our directors or officers or persons owning ten percent or more of any class of our equity securities or to any other affiliates. We have invested our net proceeds of the offering in money market funds pending their use to fund our expansion. Part of our current growth strategy is to further penetrate the North American markets and expand our customer base internationally. We anticipate that a portion of the proceeds of the offering will enable us to finance this expansion. In addition, we could use a portion of the proceeds of this offering to make strategic investments in, or pursue acquisitions of, other businesses, products or technologies.

Equity Compensation Plan Information

The following table provides information as of December 31, 2007 with respect to the shares of our common stock that may be issuable under our existing equity compensation plans.

The following information is as of December 31, 2007:

	(a)	(b)	(c)
Number of Securities
Remaining Available
	Number of Securities		for Future Issuance
	to be Issued Upon	Weighted-Average	Under Equity
	Exercise of	Exercise Price of	Compensation Plans
	Outstanding Options	Outstanding	(Excluding Securities
Plan Category	and Rights	Options and Rights	Reflected in Column (a))

Equity compensation plans approved by security holders	2,830,848	$15.51	753,592
Equity compensation plans not approved by security holders	—	—	—

Totals	2,830,848	$15.51	753,592

Stock Performance Graph

The graph set forth below compares the cumulative total stockholder return on our common stock between June 19, 2006 (the date our common stock began trading on NASDAQ) and December 31, 2007, with the cumulative total return of (i) the Nasdaq Computer Index and (ii) the Nasdaq Composite Index, over the same period. This graph assumes the investment of $100 on June 19, 2006 in our common stock, the Nasdaq Computer Index and the Nasdaq Composite Index, and assumes the reinvestment of dividends, if any. The graph assumes the initial value of our common stock on June 19, 2006 was the closing sales price of $8.50 per share.

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

Company/Index	6/19/06	9/29/06	12/29/06	3/30/07	6/29/07	9/28/07	12/31/07
Synchronoss Technologies, Inc.	$100	$111.53	$161.41	$204.71	$345.18	$494.82	$416.94
Nasdaq Composite Index	$100	$107.01	$114.45	$114.75	$123.35	$128.01	$125.68
Nasdaq Computer Index	$100	$111.18	$118.18	$117.46	$129.37	$136.26	$144.00

ITEM 6.	SELECTED FINANCIAL DATA

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

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share data)

Statements of Operations Data:
Net revenues	$123,538	$72,406	$54,218	$27,191	$16,550
Costs and expenses:
Cost of services ($0, $3,714, $8,089, $2,610, and $9 were purchased from related parties during 2007, 2006, 2005, 2004 and 2003 respectively)*	55,305	35,643	30,205	17,688	7,655
Research and development	10,629	7,726	5,689	3,324	3,160
Selling, general and administrative	18,531	10,474	7,544	4,340	4,053
Depreciation	5,237	3,267	2,305	2,127	2,919

Total costs and expenses	89,702	57,110	45,743	27,479	17,787

Income (loss) from operations	33,836	15,296	8,475	(288)	(1,237)
Interest and other income	3,974	2,256	258	320	321
Interest expense	(66)	(100)	(133)	(39)	(128)

Income (loss) before income tax expense	37,744	17,452	8,600	(7)	(1,044)
Income tax (expense) benefit	(13,988)	(7,310)	3,829	—	—

Net income (loss)	23,756	10,142	12,429	(7)	(1,044)
Preferred stock accretion	—	—	(34)	(35)	(35)

Net income (loss) attributable to common stockholders	$23,756	$10,142	$12,395	$(42)	$(1,079)

Net income (loss) attributable to common stockholders per common share:
Basic	$0.74	$0.37	$0.57	$0.00	$(0.11)

Diluted	$0.71	$0.35	$0.50	$0.00	$(0.11)

Weighted-average common shares outstanding:
Basic	32,215	27,248	21,916	10,244	9,838

Diluted	33,375	29,196	24,921	10,244	9,838

*	Cost of services excludes depreciation which is shown separately.

	As of December 31,
	2007	2006	2005	2004	2003
	(In thousands)

Balance Sheet Data:
Cash, cash equivalents and marketable securities	$95,857	$78,952	$16,002	$10,521	$13,556
Working capital	113,004	86,915	21,774	8,077	7,944
Total assets	139,018	104,925	40,208	22,784	22,402
Total stockholders’ equity (deficiency)	$126,791	$95,273	$(4,864)	$(17,916)	$(17,783)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This annual report on Form 10-K, particularly Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth below, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to risks and uncertainties and are based on the beliefs and assumptions of our management as of the date hereof based on information currently available to our management. Use of words such as “believes,” “expects,” “anticipates,” “intends,” “plans,” “should, “continues,” “likely” or similar expressions, indicate a forward-looking statement. Forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions. Actual results may differ materially from the forward-looking statements we make. We caution investors not to place substantial reliance on the forward-looking statements included in this report on Form 10-K. These statements speak only as of the date of this report (unless another date is indicated), and we undertake no obligation to update or revise the statements in light of future developments.

Overview

We are a leading provider of on-demand multi-channel transaction management platforms that enable CSPs to automate new subscriber activation, order management and service provisioning. Our ActivationNow® and ConvergenceNow® platforms provide seamless integration between customer-facing applications and “back-office” or infrastructure-related systems and processes. Our CSP customers rely on our internet based technology to automate the process of activating customers and to deliver additional communications services including new service offerings and ongoing customer care. We have designed our platforms to be flexible to enable multiple communication services including wireless VoIP, wireline and cable to be managed through multiple distribution channels including e-commerce, CSP stores and other retail outlets, etc., allowing us to meet the rapidly changing and converging services offered by CSPs. By simplifying the processes associated with managing the customer experience for ordering and activating services through the automation and integration of disparate systems, we enable CSPs to acquire, retain and service customers quickly, reliably and cost-effectively. We enable service providers to drive growth in new and existing markets while delivering an improved customer experience at lower costs.

Our industry-leading customers include wireline, wireless, VoIP and cable MSO companies including AT&T Mobility Inc., Sprint Nextel, Embarq, Vonage Holdings, Cablevision Systems Corporation, Level 3 Communications, Covad, Charter Communications, Verizon Business Solutions, Clearwire, Time Warner Cable and Comcast. These customers use our platforms and technology and services to manage both consumer and business customers, including over 300 of the Fortune 500 companies.

Revenues

We generate a substantial portion of our revenues on a per-transaction basis, most of which is derived from contracts that extend up to 48 months from execution. We have increased our revenues rapidly, growing at a compound annual growth rate of 67% from 2001 to 2007. For the year ended December 31, 2007, we derived approximately 85% of our revenues from transactions processed. The remainder of our revenues were generated by professional services and subscription revenues.

Costs and Expenses

Our costs and expenses consist of cost of services, research and development, selling, general and administrative and depreciation.

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

Research and development costs are expensed as incurred, unless they meet GAAP criteria for deferral and amortization. Software development costs incurred prior to the establishment of technological feasibility do not meet these criteria, and are expensed as incurred. No costs were deferred during the years ended December 31, 2007, 2006 and 2005. Research and development expense consists primarily of costs related to personnel, including salaries and other personnel-related expenses, consulting fees and the cost of facilities, computer and support services used in service technology development. We also expense costs relating to developing modifications and minor enhancements of its existing technology and services.

Selling expense consists of personnel costs including salaries, sales commissions, sales operations and other personnel-related expense, travel and related expense, trade shows, costs of communications equipment and support services, facilities costs, consulting fees and costs of marketing programs, such as Internet and print. General and administrative expense consists primarily of salaries and other personnel-related expense for our executive, administrative, legal, finance and human resources functions, facilities, professional services fees, certain audit, tax and bad debt expense.

Depreciation relates to our property and equipment and includes our network infrastructure and facilities.

Current Trends Affecting Our Results of Operations

We have experienced increased demand for our services, which has been driven by market trends such as various forms of order provisioning, local number portability, the implementation of new technologies, subscriber growth, competitive churn, network changes and consolidations in the industry. In particular, the emergence of wireless order provisioning of e-commerce transactions as well as VoIP, local number portability and the convergence of bundled services has increased the need for our services and will continue to be a factor contributing to competitive churn. In addition, the increasing demand for converged services has led to the growth and mainstream adoption of smart phones.

To support the growth driven by the favorable industry trends mentioned above, we continue to look for opportunities to improve our operating efficiencies, such as the utilization of offshore technical and non-technical resources for our exception handling center management. We believe that these opportunities will continue to provide future benefits and position us to support revenue growth. In addition, we anticipate further automation of the transactions generated by our more mature customers and additional transaction types. These development efforts are expected to reduce exception handling costs.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements in accordance with GAAP requires us to utilize accounting policies and make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingencies as of the date of the financial statements and the reported amounts of revenues and expenses during a fiscal period. The Securities and Exchange Commission (“SEC”) considers an accounting policy to be critical if it is important to a company’s financial condition and results of operations, and if it requires significant judgment and estimates on the part of management in its application. We have discussed the selection and development of the critical accounting policies with the audit committee of our board of directors, and the audit committee has reviewed our related disclosures in this Form 10-K. Although we believe that our judgments and estimates are appropriate, correct and reasonable under the circumstances, actual results may differ from those estimates.

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

Revenue Recognition and Deferred Revenue

We provide services principally on a transactional basis or, at times, on a fixed fee basis and recognize the revenues as the services are performed or delivered as discussed below:

Transactional Service Arrangements:  Transaction revenues consist of revenues derived from the processing of transactions through our service platforms and represented approximately 85% of our revenues for the years ended December 31, 2007 and 2006. Transaction service arrangements include services such as equipment orders, new account set-up, number port requests, credit checks and inventory management.

Transaction revenues are principally based on a set price per transaction and are recognized based on the number of transactions processed during each reporting period. Revenues are recorded based on the total number of transactions processed at the applicable price established in the relevant contract. The total amount of revenues recognized is based primarily on the volume of transactions. As automation rates increase, transaction costs for the CSP decrease.

Many of our contracts guarantee minimum volume transactions from the customer. In these instances, if the customer’s total transaction volume for the period is less than the contractual amount, we record revenues at the minimum guaranteed amount. At times, transaction revenues may also include billings to customers based on the number of individuals dedicated to processing transactions. Set-up fees for transactional service arrangements are deferred and recognized on a straight-line basis over the life of the contract since these amounts would not have been paid by the customer without the related transactional service arrangement. Revenues are presented net of discounts, which are volume level driven, or credits, which are performance driven, and are determined in the period in which the volume thresholds are met or the services are provided. Deferred revenues represent principally setup fees with revenues recognized over the life of the contract.

Professional Service Arrangements:  Professional service revenues represented approximately 14% and 13% of our revenues for the years ended December 31, 2007 and 2006, respectively. Professional services, when sold with transactional service arrangements, are accounted for separately when these services have value to the customer on a standalone basis and there is objective and reliable evidence of the fair value of the professional services. When accounted for separately, professional service revenues are recognized on a monthly basis, as services are performed and all other elements of revenue recognition have been satisfied.

In determining whether professional services can be accounted for separately from transaction service revenues, we consider the following factors for each professional services agreement: availability of the consulting services from other vendors, whether objective and reliable evidence for fair value exists of the undelivered elements, the nature of the consulting services, the timing of when the consulting contract was signed in comparison to the transaction service start date and the contractual independence of the transactional service from the professional services.

If a professional service arrangement does not qualify for separate accounting, we would recognize the professional service revenues ratably over the remaining term of the transaction contract. There were no such arrangements for the years ended December 31, 2007, 2006 and 2005.

Subscription Service Arrangements:  Subscription service arrangements represented approximately 1% and 2% of our revenues for the years ended December 31, 2007 and 2006, respectively, and relate principally to our ActivationNow® platform service which the customer accesses through a graphical user interface. We record revenues on a straight-line basis over the life of the contract for our subscription service contracts.

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

Income Taxes

We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Under SFAS No. 109, the liability method is used in accounting for income taxes. Under this method, deferred income tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse or be utilized. The realization of deferred tax assets is contingent upon the generation of future taxable income. A valuation allowance is recorded if it is “more likely than not” that a portion or all of a deferred tax asset will not be realized.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”) to create a single model to address accounting for uncertain tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We adopted FIN 48 as of January 1, 2007, as required and determined that the adoption of FIN 48 did not have a material impact on our financial position and results of operations. As of December 31, 2007, we have total unrecognized tax benefits of $678 which includes $29 for interest related to uncertain positions during the year ended December 31, 2007. We did not have any unrecognized tax benefits as of January 1, 2007. Components of the reserve are classified as either current or long-term in the consolidated balance sheet based on when we expect each of the items to be settled. Accordingly, we recorded a long-term liability of $649 on our balance sheet at December 31, 2007 that would reduce the effective tax rate if recognized. We record interest and penalties accrued in relation to uncertain income tax positions as a component of income tax expense. We did not accrue for interest or penalties as of December 31, 2006 or any period prior to 2006. Tax returns for all years 2000 and thereafter are subject to future examination by tax authorities.

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

Stock-Based Compensation

As of December 31, 2007, we maintain two stock-based compensation plans. Prior to January 1, 2006, we were applying the disclosure only provisions of SFAS 123, Accounting for Stock-Based Compensation (“SFAS 123”). Compensation cost is recognized for all share-based payments granted subsequent to January 1, 2006 and is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Under SFAS 123(R), an equity instrument is not considered to be issued until the instrument vests. As a result, compensation cost is recognized over the requisite service period with an offsetting credit to additional paid-in capital. Compensation expense also includes the amortization on a straight-line basis over the remaining vesting period of the intrinsic values of the stock options granted prior to 2006 calculated in accordance with Accounting for Stock Issued to Employees (“APB 25”). We classify benefits of tax deductions in excess of the compensation cost recognized (excess tax benefits) as a financing cash inflow with a corresponding operating cash outflow.

We utilize the Black-Scholes option pricing model for determining the estimated fair value for stock-based awards. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Expected volatility was calculated based on a blended weighted-average of historical information of similar public entities for which historical information was available. We will continue to use this approach using other similar public entity volatility information until our historical volatility is relevant to measure expected volatility for future option grants. The average expected life was determined using the SEC shortcut approach as described in Staff Accounting Bulletin (“SAB”) 107, Disclosure about Fair Value of Financial Instruments, which is the mid-point between the vesting date and the end of the contractual term. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant. We have never declared or paid cash dividends on our common or preferred equity and do not anticipate paying any cash dividends in the foreseeable future. Forfeitures are estimated based on voluntary termination behavior, as well as a historical analysis of actual option forfeitures.

The weighted-average assumptions used in the Black-Scholes option pricing model are as follows:

	Year Ended	Year Ended
	December 31,	December 31,
	2007	2006

Expected stock price volatility	59%	45%
Risk-free interest rate	4.63%	4.72%
Expected life of options (in years)	5.9	6.2
Expected dividend yield	0%	0%

The weighted-average fair value (as of the date of grant) of the options granted was $12.52 and $4.71 per share for the year ended December 31, 2007 and 2006, respectively. The total stock-based compensation cost related to non-vested equity awards not yet recognized as an expense as of December 31, 2007 was approximately $13.5 million.

Results of Operations

Year ended December 31, 2007, compared to the Year ended December 31, 2006

The following table presents an overview of our results of operations for the years ended December 31, 2007 and 2006.

	Year Ended December 31,
	2007		2006
		% of		% of	2007 vs. 2006
	$	Revenue	$	Revenue	$ Change	% Change
	(In thousands)

Net revenue	$123,538	100.0%	$72,406	100.0%	$51,132	70.6%

Cost of services ($0 and $3,714 were purchased from a related party in 2007 and 2006, respectively)*	55,305	44.8%	35,643	49.2%	19,662	55.2%
Research and development	10,629	8.6%	7,726	10.7%	2,903	37.6%
Selling, general and administrative	18,531	15.0%	10,474	14.5%	8,057	76.9%
Depreciation	5,237	4.2%	3,267	4.5%	1,970	60.3%

	89,702	72.6%	57,110	78.9%	32,592	57.1%

Income from operations	$33,836	27.4%	$15,296	21.1%	$18,540	121.2%

*	Cost of services excludes depreciation which is shown separately.

Net Revenue.  Net revenues increased $51.1 million to $123.5 million for 2007, compared to 2006. Due to increased volumes of transactions processed, net revenues related to AT&T increased $47.0 million to $94.5 million for the year ended December 31, 2007, compared to 2006. Net revenues outside of the AT&T relationship generated $29.0 million of our revenues during 2007, as compared to $25.0 million last year. Transaction revenues recognized in 2007 and 2006 represented 85% or $104.6 million and 85% or $61.7 million of net revenues, respectively.

Professional service revenues increased as a percentage of sales to 14% or $18.0 million for the year ended December 31, 2007, compared to 13% for previous year.

Expense

Cost of Services.  Cost of services increased $19.7 million to $55.3 million for 2007, compared to 2006, due primarily to the growth in personnel costs required to support higher transaction volumes submitted to us by our customers and increases in telecommunication costs. In particular, personnel and related costs and third party consulting service costs increased $17.4 million due to the management of exception handling. Also, additional telecommunication and maintenance expense in our data facilities, contributed approximately $1.6 million to the increase in cost of services. In addition, stock-based compensation expense increased $286. Cost of services as a percentage of revenues decreased to 44.8% for 2007, as compared to 49.2% for 2006.

Research and Development.  Research and development expense increased $2.9 million to $10.6 million for 2007, compared to 2006, due to the continued investment in and further development of our ActivationNow® and ConvergenceNowtm platforms to enhance our service offerings and increases in automation that have continued to allow us to gain operational efficiencies. Research and development expense as a percentage of revenues decreased to 8.6% for 2007, as compared to 10.7% for 2006.

Selling, General and Administrative.  Selling, general and administrative expense increased $8.1 million to $18.5 million for 2007, compared to 2006, due in part to increases in personnel and related costs totaling $3.4 million, increased expenses of $1.5 million associated with being a public company for the entire year, increased stock-based compensation expense of $1.7 million, and increased marketing expenses of $689. Selling, general and administrative expense as a percentage of revenues increased to 15.0% for 2007, as compared to 14.5% for 2006.

Depreciation.  Depreciation expense increased $2.0 million to $5.2 million for 2007, compared to 2006, due to increased fixed asset additions. Depreciation expense as a percentage of revenues decreased to 4.2% for 2007, as compared to 4.5% for 2006.

Income Tax.  Our effective tax rate was approximately 37.1% and approximately 41.9% during 2007 and 2006, respectively. During 2007 and 2006, we recognized approximately $14.0 million and $7.3 million in related tax expense, respectively. The reduction in our effective tax rate in 2007 was due to the recording of a net cumulative R&D tax credit of approximately $1.2 million. Exclusive of this item, the effective tax rate for 2007 would be 40.2%.

Results of Operations

Year ended December 31, 2006, compared to the Year ended December 31, 2005

The following table presents an overview of our results of operations for the years ended December 31, 2006 and 2005.

	Year Ended December 31,
	2006		2005
		% of		% of	2006 vs. 2005
	$	Revenue	$	Revenue	$ Change	% Change
	(In thousands)

Net revenue	$72,406	100.0%	$54,218	100.0%	$18,188	33.5%

Cost of services ($3,714 and $8,089 were purchased from a related party in 2006 and 2005, respectively)*	35,643	49.2%	30,205	55.7%	5,438	18.0%
Research and development	7,726	10.7%	5,689	10.5%	2,037	35.8%
Selling, general and administrative	10,474	14.5%	7,544	13.9%	2,930	38.8%
Depreciation	3,267	4.5%	2,305	4.3%	962	41.7%

	57,110	78.9%	45,743	84.4%	11,367	24.8%

Income from operations	$15,296	21.1%	$8,475	15.6%	$6,821	80.5%

*	Cost of services excludes depreciation which is shown separately.

Net Revenue.  Net revenues increased $18.2 million to $72.4 million for 2006, compared to 2005. This increase includes $11.5 million of additional revenues from existing customers and $6.7 million related to additional revenues generated by CSP customers added since 2005. Net revenues related to AT&T increased to $47.5 million from $43.4 million for 2005. Revenues outside of the AT&T relationship generated $25.0 million of our revenues during 2006, as compared to $10.8 million for 2005. These additional revenues were offset by decreases in revenues from wireline customers. Transaction revenues recognized for the year ended December 31, 2006 represented 85% or $61.7 million of net revenues compared to 83% for the same period in 2005. Professional service revenues increased as a percentage of sales to 13% or $9.5 million for the year ended December 31, 2006, compared to 11% for previous year.

Expense

Cost of Services.  Cost of services increased $5.4 million to $35.6 million during 2006, compared to 2005, due primarily to the growth in personnel costs and third-party consulting services costs required to support higher transaction volumes submitted to us by our customers. In particular, personnel and related costs increased $1.4 million and third-party consulting services costs increased $2.1 to manage exception handling. Telecommunication expense in our data facilities contributed approximately $838 to the increase in cost of services. In addition, stock-based compensation expense increased $320 due to the adoption of SFAS 123(R). Also, additional repairs and maintenance expense in our data facilities contributed approximately $340 due to the increase in cost of services. Cost of services as a percentage of revenues decreased to 49.2% for year ended December 31, 2006, as compared to 55.7% for the same period in 2005. The benefits and efficiencies gained by increased automation rates in both existing and new customers as compared to the prior year is the primary cause for our lower costs as a percentage of revenues.

Research and Development.  Research and development expense increased $2.0 million to $7.7 million for 2006, compared to 2005, due to the continued investment in and further development of our ActivationNow® platform to enhance our service offerings, particularly regarding VoIP services and increases in automation that have continued to allow us to gain operational efficiencies. Research and development expense as a percentage of revenues increased to 10.7% for the year ended December 31, 2006, as compared to 10.5% for the same period in 2005.

Selling, General and Administrative.  Selling, general and administrative expense increased $2.9 million to $10.5 million for 2006, compared to 2005, due to increases in personnel and related costs totaling $790 as a result of the growth of our sales force, and increased expenses of $893 associated with being a public company. In addition, stock-based compensation expense increased $399 due to the adoption of SFAS 123(R). Selling, general and administrative expense as a percentage of revenues increased to 14.5% for the year ended December 31, 2006, as compared to 13.9% for the same period in 2005.

Depreciation.  Depreciation expense increased $1.0 million to $3.3 million due to fixed asset additions.

Income Tax.  Our effective tax rate was approximately 41.9% and (45.0)% for 2006 and 2005, respectively. The change in the effective rate is primarily due to the reversal of our deferred tax asset valuation allowance, which occurred during the fourth quarter of 2005. During year ended December 31, 2006, we recognized approximately $7.3 million in related tax expense, as compared to a related tax benefit of approximately $3.8 million for the same period in 2005.

Unaudited Quarterly Results of Operations

	Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)

2007
Net revenues	$21,329	$31,321	$34,477	$36,411
Gross profit(2)	11,687	16,816	18,876	20,854
Net income(3)	3,694	5,436	8,008	6,618
Basic net income per common share(1)(3)	0.12	0.17	0.25	0.20
Diluted net income per common share(1)(3)	0.11	0.16	0.24	0.20

	Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)

2006
Net revenues	$15,724	$17,442	$18,909	$20,331
Gross profit(2)	6,961	7,799	10,224	11,779
Net income	1,529	1,428	3,136	4,049
Basic net income per common share(1)	0.07	0.06	0.10	0.13
Diluted net income per common share(1)	0.06	0.05	0.10	0.12

(1)	Per common share amounts for the quarters and full year have been calculated separately. Accordingly, quarterly amounts do not add to the annual amount because of differences in the weighted-average common shares outstanding during each period principally due to the effect of the Company’s issuing shares of its common stock and options during the year.

(2)	Gross profit excludes depreciation.

(3)	Net income for the quarter ended September 30, 2007 included a discrete tax credit that increased net income by $1.1 million and basic and diluted earnings per share by $0.03.

Liquidity and Capital Resources

Our principal source of liquidity has been cash provided by operations and by cash provided from our initial public offering (“IPO”) which was completed on June 20, 2006. The net proceeds from our offering and the exercise of the over-allotment option by our IPO underwriters were approximately $52.8 million, which enabled us to strengthen our balance sheet. Our cash, cash equivalents and marketable securities balance was $95.9 million at December 31, 2007, an increase of $16.9 million as compared to the end of 2006. We anticipate that our principal uses of cash in the future will be to fund the expansion of our business and to expand our customer base internationally. Uses of cash will include facility expansion, capital expenditures and working capital.

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

Discussion of Cash Flows

Cash flows from operations.  Net cash provided by operating activities for the year ended December 31, 2007 was $23.5 million, compared to $14.0 million for the year ended December 31, 2006. The increase of $9.5 million is primarily due to income derived from increased volume from transactions and increased accounts payable and accrued expenses balances partially offset by an increase to accounts receivable and prepaid expenses and other current assets as well as an increase to tax benefit from stock option exercises. Income and accounts receivable grew primarily due to increased volume from transactions and timing of collections of customer accounts. The accounts payable and accrued expenses accounts grew partially due to increased expenses necessary to support higher revenues as well as capital expenditures necessary to continue to grow our business.

Cash flows from investing.  Net cash used in investing activities for the year ended December 31, 2007 was $8.5 million compared to net cash used of $2.0 million for the year ended December 31, 2006. The increase of $6.5 million was due to the increased purchase of fixed assets of $6.1 million and net maturities of marketable securities.

Cash flows from financing.  Net cash provided by financing activities for the year ended December 31, 2007 was $3.9 million compared to net cash provided of $53.2 million for the year ended December 31, 2006. The difference of $49.3 million was primarily due to net proceeds received from the issuance of common stock sold in our initial public offering completed last year with no corresponding equity sale in 2007.

We believe that our existing cash and cash equivalents, the cash generated from our initial public offering and cash generated from our operations will be sufficient to fund our operations for the next twelve months.

Effect of Inflation

Although inflation generally affects us by increasing our cost of labor and equipment, we do not believe that inflation has had any material effect on our results of operations during 2007, 2006 and 2005.

Contractual Obligations

Our commitments consist of obligations under leases for office space, automobiles, computer equipment and furniture and fixtures. The following table summarizes our long-term contractual obligations as of December 31, 2007 (in thousands).

	Payments Due by Period
		Less Than			More Than
	Total	1 Year	1 3 Years	4 5 Years	5 Years

Operating lease obligations	$4,302	$1,531	$1,917	$854	$—
Other long-term liabilities(1)	678	—	678	—	—

Total	$4,980	$1,531	$2,595	$854	$—

(1)	Amount represents unrecognized tax positions recorded in our balance sheet. Although the timing of the settlement is uncertain, we believe this amount will be settled within 3 years.

Impact of Recently Issued Accounting Standards

In September 2006, the FASB issued Statement 157, Fair Value Measurement (“Statement 157”). Statement 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. Statement 157 also expands financial statement disclosures about fair value measurements. On February 6, 2008, the FASB issued FASB Staff Position (FSP) 157-b which delays the effective date of Statement 157 for one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Statement 157 and FSP 157-b are effective for financial statements issued for fiscal years beginning after November 15, 2007. We have elected a partial deferral of Statement 157 under the provisions of FSP 157-b related to the measurement of fair value used when evaluating goodwill, other intangible assets and other long-lived assets for impairment and valuing asset retirement obligations and liabilities for exit or disposal activities. The impact of partially adopting Statement 157 effective January 1, 2008 is not expected to be material to our consolidated financial statements.

In February 2007, the FASB issued Statement 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of SFAS 115 (“Statement 159”), which permits but does not require us to measure financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. As we have not elected to fair value any of our financial instruments under the provisions of Statement 159, the adoption of this statement will not have any impact to our financial statements.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of December 31, 2007 and December 31, 2006.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

The following discussion about market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. We deposit our excess cash in high-quality financial instruments, primarily money market funds and, we may be exposed to market risks related to changes in interest rates. We do not actively manage the risk of interest rate fluctuations on our short-term investments; however, such risk is mitigated by the relatively short-term nature of these investments. These investments are denominated in United States dollars.

The primary objective of our investment activities is to preserve our capital for the purpose of funding operations, while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and short- and long-term investments in a variety of securities, which could include commercial paper, money market funds and corporate debt securities. Our cash and cash equivalents at December 31, 2007 and 2006 included liquid money market accounts. All market-risk sensitive instruments were entered into for non-trading purposes. We do not expect the current rate of inflation to have a material impact on our business.

The recent decline in the market value of certain securities backed by residential mortgage loans has led to a large liquidity crisis effecting the broader U.S. housing market, the financial services industry and global financial markets. Investors in many industry sectors have experienced substantial decreases in asset valuations and uncertain market liquidity. Furthermore, credit rating authorities have, in many cases, been slow to respond to the rapid changes in the underlying value of certain securities and pervasive market illiquidity, regarding these securities.

As a result, this “credit crisis” may have a potential impact on the determination of the fair value of financial instruments or possibly require impairments in the future should the value of certain investments suffer a decline in value which is determined to be other than temporary. We currently do not believe that any change in the market value of our money market funds to be material or warrant a determination of an other than temporary write down.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SYNCHRONOSS TECHNOLOGIES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Synchronoss Technologies, Inc.

We have audited the accompanying balance sheets of Synchronoss Technologies, Inc. as of December 31, 2007 and 2006, and the related statements of operations, stockholders’ equity (deficiency), and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule included in Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Synchronoss Technologies, Inc. at December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the financial statements, effective January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payments” using the prospective method of adoption, and FIN 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” effective January 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Synchronoss Technologies, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2008 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

MetroPark, New Jersey
February 22, 2008

SYNCHRONOSS TECHNOLOGIES, INC.

BALANCE SHEETS

	December 31,	December 31,
	2007	2006
	(In thousands, except per share data)

ASSETS
Current assets:
Cash and cash equivalents	$92,756	$73,905
Marketable securities	1,891	3,780
Accounts receivable, net of allowance for doubtful accounts of $448 and $171 at December 31, 2007 and 2006, respectively	26,710	16,917
Prepaid expenses and other assets	2,949	1,653
Deferred tax assets	247	312

Total current assets	124,553	96,567
Marketable securities	1,210	1,267
Property and equipment, net	10,467	5,262
Deferred tax assets	2,498	1,643
Other assets	290	186

Total assets	$139,018	$104,925

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,681	$728
Accrued expenses	9,495	7,807
Short-term portion of equipment loan payable	—	666
Deferred revenues	373	451

Total current liabilities	11,549	9,652
Other liabilities	678	—
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000 shares authorized, 0 shares issued and outstanding at December 31, 2007 and 2006	—	—
Common stock, $0.0001 par value; 100,000 shares authorized, 32,726 and 32,250 shares issued; 32,630 and 32,154 outstanding at December 31, 2007 and 2006, respectively	3	3
Treasury stock, at cost (96 shares at December 31, 2007 and 2006)	(19)	(19)
Additional paid-in capital	98,596	90,844
Accumulated other comprehensive income (loss)	4	(6)
Retained earnings	28,207	4,451

Total stockholders’ equity	126,791	95,273

Total liabilities and stockholders’ equity	$139,018	$104,925

See accompanying notes.

SYNCHRONOSS TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2007	2006	2005
	(In thousands, except per share data)

Net revenues	$123,538	$72,406	$54,218
Costs and expenses:
Cost of services ($0, $3,714, and $8,089 were purchased from a related party during 2007, 2006 and 2005, respectively)*	55,305	35,643	30,205
Research and development	10,629	7,726	5,689
Selling, general and administrative	18,531	10,474	7,544
Depreciation	5,237	3,267	2,305

Total costs and expenses	89,702	57,110	45,743

Income from operations	33,836	15,296	8,475
Interest and other income	3,974	2,256	258
Interest expense	(66)	(100)	(133)

Income before income tax expense	37,744	17,452	8,600
Income tax (expense) benefit	(13,988)	(7,310)	3,829

Net income	23,756	10,142	12,429
Preferred stock accretion	—	—	(34)

Net income attributable to common stockholders	$23,756	$10,142	$12,395

Net income attributable to common stockholders per Common share:
Basic	$0.74	$0.37	$0.57

Diluted	$0.71	$0.35	$0.50

Weighted-average common shares outstanding:
Basic	32,215	27,248	21,916

Diluted	33,375	29,196	24,921

*	Cost of services excludes depreciation which is shown separately.

See accompanying notes.

SYNCHRONOSS TECHNOLOGIES, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

								Accumulated	Retained	Total
					Additional	Subscription	Deferred	Other	Earnings	Stockholders’
	Common Stock		Treasury Stock		Paid-In	Notes from	Stock-Based	Comprehensive	(Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Stockholders	Compensation	Income (Loss)	Deficit)	(Deficiency)
	(In thousands)

Balance December 31, 2004	10,503	1	(96)	(19)	869	(536)	—	(111)	(18,120)	(17,916)
Interest on notes	—	—	—	—	—	(9)	—	—	—	(9)
Deferred stock-based compensation	—	—	—	—	847	—	(847)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	120	—	—	120
Reversal of deferred compensation due to employee termination	—	—	—	—	(25)	—	25	—	—	—
Accretion of Series A redeemable convertible preferred stock	—	—	—	—	(34)	—	—	—	—	(34)
Employee’s repayment of notes and interest	—	—	—	—	—	545	—	—	—	545
Issuance of common stock on exercise of employee options	15	—	—	—	4	—	—	—	—	4
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	12,429	12,429
Unrealized loss on investments in marketable securities	—	—	—	—	—	—	—	(3)	—	(3)

Net total comprehensive income	—	—	—	—	—	—	—	—	—	12,426

Balance December 31, 2005	10,518	1	(96)	(19)	1,661	—	(702)	(114)	(5,691)	(4,864)
Stock-based compensation	256	—	—	—	1,075	—	—	—	—	1,075
Reversal of deferred compensation in accordance with SFAS 123(R)	—	—	—	—	(702)	—	702	—	—	—
Conversion of Series A redeemable convertible preferred stock	11,549	1	—	—	33,492	—	—	—	—	33,493
Conversion of Series 1 convertible preferred stock	2,000	—	—	—	1,444	—	—	—	—	1,444
Issuance of common stock	111	—	—	—	1,000	—	—	—	—	1,000
Issuance of common stock from IPO and exercise of over- allotment exercise, net of offering costs	7,492	1	—	—	52,764	—	—	—	—	52,765
Issuance of common stock on exercise of options	324	—	—	—	110	—	—	—	—	110
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	10,142	10,142
Unrealized gain on investments in marketable securities	—	—	—	—	—	—	—	108	—	108

Net total comprehensive income	—	—	—	—	—	—	—	—	—	10,250

Balance December 31, 2006	32,250	$3	(96)	$(19)	$90,844	$—	$—	$(6)	4,451	$95,273

Stock-based compensation	—	—	—	—	2,608	—	—	—	—	2,608
Issuance of restricted stock	60	—	—	—	619	—	—	—	—	619
Issuance of common stock on exercise of options and warrants	416	—	—	—	1,565	—	—	—	—	1,565
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	23,756	23,756
Unrealized gain on investments in marketable securities net of tax	—	—	—	—	—	—	—	10	—	10

Net total comprehensive income	—	—	—	—	—	—	—	—	—	23,766
Tax benefit from stock option exercise	—	—	—	—	2,960	—	—	—	—	2,960

Balance December 31, 2007	32,726	$3	(96)	$(19)	$98,596	$—	$—	$4	28,207	$126,791

SYNCHRONOSS TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Operating activities:
Net income (loss)	$23,756	$10,142	$12,429
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	5,237	3,267	2,305
Deferred income taxes	(790)	2,689	(4,644)
Stock-based compensation	3,227	1,075	120
Changes in operating assets and liabilities:
Accounts receivable, net of allowance for doubtful accounts	(9.793)	(3,825)	(5,847)
Prepaid expenses and other current assets	(1,296)	(464)	(490)
Other assets	(104)	888	(853)
Accounts payable and accrued expenses	5,601	1,103	4,665
Tax benefit from stock option exercise	(2,960)	—	—
Other liabilities	678	—	—
Due to a related party	—	(577)	178
Deferred revenues	(78)	(342)	162

Net cash provided by (used in) operating activities	23,478	13,956	8,025
Investing activities:
Purchases of fixed assets	(10,442)	(4,322)	(2,414)
Employees’ repayment of notes	—	—	545
Purchases of marketable securities available for sale	(3,645)	(1,537)	(2,959)
Sale of marketable securities available for sale	5,601	3,814	2,848

Net cash used in investing activities	(8,486)	(2,045)	(1,980)
Financing activities:
Proceeds from issuance of common stock — related party	—	1,000	—
Proceeds from the exercise of stock options	1,565	110	4
Proceeds from initial public offering, net of offering costs	—	45,663	—
Proceeds from the exercise of over-allotment option, net of offering costs	—	7,102	—
Excess tax benefits from stock option exercises	2,960	—	—
Repayments of equipment loan	(666)	(667)	(667)

Net cash provided by (used in) financing activities	3,859	53,208	(663)

Net increase in cash and cash equivalents	18,851	65,119	5,382
Cash and cash equivalents at beginning of year	73,905	8,786	3,404

Cash and cash equivalents at end of period	$92,756	$73,905	$8,786

Supplemental disclosures of cash flow information
Cash paid for interest	$37	$100	$133

Cash paid for income taxes	13,439	3,902	—

Accretion of redeemable convertible preferred stock	—	—	34

Conversion of redeemable convertible preferred stock	$—	$34,937	$—

See accompanying notes.

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS
(in thousands, except per share data)

1.	Description of Business

Synchronoss Technologies, Inc. (the “Company” or “Synchronoss”) is a leading provider of on-demand multi-channel transaction management platforms that enable CSPs to automate new subscriber activation, order management and service provisioning. The Company conducts its business operations primarily in the United States of America, with some aspects of its operations being outsourced to entities located in India and Canada. Our ActivationNow® and ConvergenceNow® platforms provide seamless integration between customer-facing applications and “back-office” or infrastructure-related systems and processes. The Company’s CSP customers rely on our internet based technology to automate the process of activating customers and to deliver additional communications services including new service offerings and ongoing customer care. Synchronoss has designed its platforms to be flexible to enable multiple communication services including wireless, VoIP, wireline and cable to be managed through multiple distribution channels including e-commerce, CSP stores and other retail outlets, etc., allowing the Company to meet the rapidly changing and converging services offered by CSPs. By simplifying the processes associated with managing the customer experience for ordering and activating services through the automation and integration of disparate systems, Synchronoss enables CSPs to acquire, retain and service customers quickly, reliably and cost-effectively. The Company enables service providers to drive growth in new and existing markets while delivering an improved customer experience at lower costs.

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

2.	Basis of Presentation and Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Revenue Recognition and Deferred Revenue

The Company provides services principally on a transaction fee basis or, at times, on a fixed fee basis and recognizes the revenues as the services are performed or delivered as described below:

Transaction Service Arrangements:  Transaction revenues consist of revenues derived from the processing of transactions through the Company’s service platforms and represent approximately 85%, 85% and 83% of net revenues during the years ended December 31, 2007, 2006 and 2005, respectively. Transaction service arrangements include services such as processing equipment orders, new account set-up, number port requests, credit checks and inventory management.

Transaction revenues are principally based on a contractual price per transaction and are recognized based on the number of transactions processed during each reporting period. Revenues are recorded based on the total number of transactions processed at the applicable price established in the relevant contract. The total amount of revenues recognized is based primarily on the volume of transactions. Many of our contracts guarantee minimum volume transactions from the customer. In these instances, if the customer’s total transaction volume for the period is less than the contractual amount, we record revenues at the minimum guaranteed amount. At times, transaction revenues may also include billings to customers that reimburse the Company based on the number of individuals

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

dedicated to processing transactions. Set-up fees for transactional service arrangements are deferred and recognized on a straight-line basis over the life of the contract since these amounts would not have been paid by the customer without the related transactional service arrangement. Revenues are presented net of discounts, which are volume level driven, or credits, which are performance driven, and are determined in the period in which the volume thresholds are met or the services are provided. Deferred revenues represent billings to customers for services in advance of the performance of services, with revenues recognized as the services are rendered.

Professional Service Arrangements:  Professional services represented approximately 14%, 13% and 11% of net revenues for the years ended December 31, 2007, 2006 and 2005, respectively. Professional services include process and workflow consulting services and development services. Professional services, when sold with transactional service arrangements, are accounted for separately when the professional services have value to the customer on a standalone basis and there is objective and reliable evidence of fair value of the professional services. When accounted for separately, professional service revenues are recognized on a monthly basis, as services are performed and all other elements of revenue recognition have been satisfied.

In addition, in determining whether professional service revenues can be accounted for separately from transaction service revenues, the Company considers the following factors for each professional services agreement: availability of the consulting services from other vendors, whether objective and reliable evidence of fair value exists for these services and the undelivered transaction revenues, the nature of the consulting services, the timing of when the consulting contract was signed in comparison to the transaction service start date and the contractual independence of the transactional service from the professional services.

If a professional service arrangement does not qualify for separate accounting, the Company would recognize the professional service revenues ratably over the remaining term of the transaction contract. For the years ended December 31, 2007, 2006 and 2005, all professional services have been accounted for separately.

Subscription Service Arrangements:  Subscription service arrangements which are generally based upon fixed fees represent approximately 1%, 2% and 6% of net revenues for the years ended December 31, 2007, 2006 and 2005, respectively, and relate principally to the Company’s enterprise portal management services. The Company records revenues on a straight-line basis over the life of the contract for its subscription service contracts.

Service Level Standards

Pursuant to certain contracts, the Company is subject to service level standards and to corresponding penalties for failure to meet those standards. All performance-related penalties are reflected as a corresponding reduction of our revenues. These penalties, if applicable, are recorded in the month incurred and were insignificant for the years ended December 31, 2007, 2006 and 2005, respectively.

Concentration of Credit Risk

The Company’s financial instruments that are exposed to concentration of credit risk consist primarily of cash and cash equivalents, marketable securities and accounts receivable. The Company maintains its cash and cash equivalents in bank accounts, which, at times, exceed federally insured limits. The Company deposits its excess cash in high-quality financial instruments, primarily money market funds. The Company has not recognized any losses in such accounts. The Company believes it is not exposed to significant credit risk on cash, cash equivalents and marketable securities. Concentration of credit risk with respect to accounts receivable is limited because of the creditworthiness of the Company’s major customers.

The Company’s top five customers accounted for 95%, 95% and 99% of net revenues for 2007, 2006 and 2005, respectively. The Company’s top five customers accounted for 95% and 90% of accounts receivable at December 31, 2007 and 2006, respectively. We are the primary provider of e-commerce transaction management solutions to AT&T Mobility LLC (formerly Cingular Wireless), the Company’s largest customer, under an agreement which runs through January of 2009 that automatically will be renewed for an additional twelve months unless either party

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

terminates prior to November 1, 2008. Under the terms of this agreement, AT&T Mobility LLC may terminate its relationship with us for convenience, although we believe AT&T Mobility LLC would encounter substantial costs in replacing our transaction management solution.

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

Property and Equipment

Property and equipment and leasehold improvements are stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from 3 to 5 years, or the lesser of the related initial term of the lease or useful life for leasehold improvements.

Expenditures for routine maintenance and repairs are charged against operations. Major replacements, improvements and additions are capitalized.

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, a review of long-lived assets for impairment is performed when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. If an indication of impairment is present, the Company compares the estimated undiscounted future cash flows to be generated by the asset to the asset’s carrying amount. If the undiscounted future cash flows are less than the carrying amount of the asset, the Company records an impairment

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

loss equal to the amount by which the asset’s carrying amount exceeds its fair value. The fair value is determined based on valuation techniques such as a comparison to fair values of similar assets or using a discounted cash flow analysis. There were no impairment charges recognized during the years ended December 31, 2007, 2006 and 2005.

Cost of Services

Cost of services includes all direct materials, direct labor and those indirect costs related to revenues such as indirect labor, materials and supplies and facilities cost, exclusive of depreciation expense.

Research and Development

Research and development costs are expensed as incurred, unless they meet GAAP criteria for deferral and amortization. Software development costs incurred prior to the establishment of technological feasibility do not meet these criteria, and are expensed as incurred. No costs were deferred during the years ended December 31, 2007 and 2006. Research and development expense consists primarily of costs related to personnel, including salaries and other personnel-related expenses, consulting fees and the cost of facilities, computer and support services used in service technology development. The Company also expenses costs relating to developing modifications and minor enhancements of its existing technology and services.

Advertising

The Company expenses advertising as incurred. Advertising expenses were insignificant for the years ended December 31, 2007, 2006 and 2005, respectively.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Under SFAS No. 109, the liability method is used in accounting for income taxes. Under this method deferred income tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. A valuation allowance is recorded if it is “more likely than not” that a portion or all of a deferred tax asset will not be realized.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”) to create a single model to address accounting for uncertain tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 as of January 1, 2007, as required and determined that the adoption of FIN 48 did not have a material impact on our financial position and results of operations. As of December 31, 2007, the Company has total unrecognized tax benefits of $678 which includes $29 for interest related to uncertain tax positions during the year ended December 31, 2007. The Company did not have any unrecognized tax benefits as of January 1, 2007. Components of the reserve are classified as either current or long-term in the consolidated balance sheet based on when we expect each of the items to be settled. Accordingly, the Company has recorded a long-term liability of $649 that would reduce the effective tax rate if recognized. The Company records interest and penalties accrued in relation to uncertain income tax positions as a component of income tax expense. The Company did not accrue for interest or penalties as of December 31, 2006 or any period prior to 2006. Tax returns for all years 2000 and thereafter are subject to future examination by tax authorities.

While Synchronoss believes it has identified all reasonably identified exposures and that the reserve it has established for identifiable exposures is appropriate under the circumstances, it is possible that additional exposures

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

exist and that exposures may be settled at amounts different than the amounts reserved. It is also possible that changes in facts and circumstances could cause the Company to either materially increase or reduce the carrying amount of its tax reserve.

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

Basic and Diluted Net Income Attributable to Common Stockholders per Common Share

The Company calculates net income per share in accordance with SFAS No. 128, Earnings Per Share. The Company determined that its Series A redeemable convertible preferred stock represented a participating security prior to the IPO. Because the Series A redeemable preferred convertible stock participated equally with common stock in dividends and unallocated income, the Company calculated basic earnings per share when the Company reports net income using the if-converted method, which in the Company’s circumstances, is equivalent to the two class approach required by EITF 03-6, Participating Securities and the Two — Class Method under FASB Statement No. 128.

In connection with the Company’s IPO, all of the Company’s Series A and Series 1 redeemable convertible preferred stock was automatically converted into common stock. Since the Series A redeemable convertible preferred stock participated in dividend rights on a one-for-one basis with common stockholders, the security was included in the denominator of basic earnings per share for the period such preferred stock was outstanding. The Company’s Series 1 redeemable convertible preferred stock was included in the denominator of diluted earnings per share for the period it was outstanding.

The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net income attributable to common stockholders per common share. Stock options that are anti-dilutive and excluded from the following table totaled 509, 280, and 120 for the years ended December 31, 2007, 2006 and 2005 respectively.

	Year Ended December 31,
	2007	2006	2005

Numerator:
Net income	$23,756	$10,142	$12,429
Accretion of convertible preferred stock	—	—	(34)

Net income attributable to common stockholders	$23,756	$10,142	$12,395

Denominator:
Weighted average common shares outstanding	32,215	21,869	10.367
Conversion of Series A redeemable convertible preferred stock	—	5,379	11,549

Weighted average common shares outstanding — basic	32,215	27,248	21,916
Dilutive effect of:
Options, restricted shares and warrants	1,160	1,016	1,005
Conversion of Series 1 convertible preferred stock into common stock	—	932	2,000

Weighted average common shares outstanding — diluted	33,375	29,196	24,921

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Stock-Based Compensation

As of December 31, 2007, the Company maintains two stock-based compensation plans. Prior to January 1, 2006, the Company was applying the disclosure only provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Compensation cost is recognized for all share-based payments granted subsequent to January 1, 2006 and is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Under SFAS 123(R), an equity instrument is not considered to be issued until the instrument vests. As a result, compensation cost is recognized over the requisite service period with an offsetting credit to additional paid-in capital. Compensation expense also includes the amortization on a straight-line basis over the remaining vesting period of the intrinsic values of the stock options granted prior to 2006 calculated in accordance with Accounting for Stock Issued to Employees (“APB 25”).

Prior to the adoption of SFAS 123(R), the Company presented its unamortized portion of deferred compensation cost for non-vested stock options in the statement of changes in shareholders deficiency with a corresponding credit to additional paid-in capital. The Company classifies benefits of tax deductions in excess of the compensation cost recognized (excess tax benefits) as a financing cash inflow with a corresponding operating cash outflow. For the year ended December 31, 2007, the Company included $2,960 of excess tax benefits as a financing cash inflow.

Impact of Recently Issued Accounting Standards

In September 2006, the FASB issued Statement 157, Fair Value Measurement (“Statement 157”). Statement 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. Statement 157 also expands financial statement disclosures about fair value measurements. On February 6, 2008, the FASB issued FASB Staff Position (FSP) 157-b which delays the effective date of Statement 157 for one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Statement 157 and FSP 157-b are effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company has elected a partial deferral of Statement 157 under the provisions of FSP 157-b related to the measurement of fair value used when evaluating goodwill, other intangible assets and other long-lived assets for impairment and valuing asset retirement obligations and liabilities for exit or disposal activities. The impact of partially adopting Statement 157 effective January 1, 2008 is not expected to be material to the Company’s financial statements.

In February 2007, the FASB issued Statement 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of SFAS 115 (“Statement 159”), which permits but does not require the Company to measure financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. As the Company has not elected to fair value any of our financial instruments under the provisions of Statement 159, the adoption of this statement will not have any impact to the Company’s financial statements.

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

The following is a summary of available-for-sale securities held by the Company at December 31, 2007 and 2006. All securities held by the company are domestic:

		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

December 31, 2007
Certificates of deposit	$1,871	$2	$(2)	$1,871
Government bonds	1,224	6	—	1,230

	$3,095	$8	$(2)	$3,101

December 31, 2006
Certificates of deposit	$1,937	$1	$(6)	$1,932
Government bonds	3,120	2	(7)	3,115

	$5,057	$3	$(13)	$5,047

The net unrealized gain/(loss) net of tax was $4 and $(6) on December 31, 2007 and 2006, respectively.

The Company’s available-for-sale securities have the following maturities:

	December 31,
	2007	2006

Due in one year or less	$1,891	$3,780
Due after one year, less than five years	1,210	1,267

	$3,101	$5,047

Unrealized gains and losses are reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity. For the years ended December 31, 2007, 2006 and 2005, realized gains and losses were insignificant. The cost of securities sold is based on specific identification method.

Unrealized losses in the Company’s portfolio relate primarily to certificates of deposit. For these securities, the net unrealized losses are due to changes in interest rates and not changes in credit risk.

4.	Property and Equipment

Property and equipment consist of the following:

	December 31,
	2007	2006

Computer hardware	$15,821	$9,459
Computer software	8,542	5,853
Furniture and fixtures	608	507
Leasehold improvements	2,106	1,296

	27,077	17,115
Less: Accumulated depreciation	(16,610)	(11,853)

	$10,467	$5,262

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

5.	Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2007	2006

Accrued compensation and benefits	$4,632	$3,113
Accrued third party processing fees	3,255	1,508
Accrued other	1,608	1,645
Income tax payable	—	1,541

	$9,495	$7,807

6.	Financing Arrangements

On October 6, 2004, the Company entered into a Loan and Security Agreement (the “Agreement”) with a bank which expired on December 1, 2007. As of December 31, 2007, 2006 and 2005, the Company had outstanding borrowings of $0, $666 and $1,333, respectively, against the Equipment Term Note to fund purchases of eligible equipment. Borrowings on the equipment line bore interest at the prime rate plus 1.75% (10% and 9% at December 31, 2006 and 2005, respectively) and principal and interest were payable monthly. The Agreement included a Revolving Promissory Note for up to $2,000 and an Equipment Term Note for up to $3,000.

The Company paid a facility fee and certain other bank fees in connection with the financing arrangement. The agreement required the Company to meet certain financial covenants. The Company was in compliance with the financial covenants at December 31, 2006 and 2005. Borrowings were collateralized by all of the assets of the Company.

7.	Capital Structure

As of December 31, 2007, the Company’s authorized capital stock was 110,000 shares of stock with a par value of $0.0001, of which 100,000 shares were designated common stock and 10,000 shares were designated preferred stock.

Common Stock

Each holder of common stock is entitled to vote on all matters and is entitled to one vote for each share held. Dividends on common stock will be paid when, as and if declared by the Company’s board of directors. No dividends have ever been declared or paid by the Company. On June 20, 2006, all 13,549 outstanding shares of the Company’s Series 1 and Series A convertible preferred stock were converted into shares of common stock on a one-for-one basis. As of December 31, 2007, there were 32,726 shares of common stock issued, 5,097 shares of common stock reserved for issuance under the Company’s 2000 Stock Plan (the “2000 Plan”) and 2,000 shares of common stock reserved for issuance under the Company’s 2006 Equity Incentive Plan (the “2006 Plan”).

Preferred Stock

All of the Company’s Series 1 and Series A convertible preferred stock converted into common stock on a one-for-one basis as a result of the IPO. There are no shares of preferred stock outstanding as of December 31, 2007 or 2006. The board of directors is authorized to issue preferred shares and has the discretion to determine the rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences of preferred stock.

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Warrants

Prior to 2003, the Company issued warrants to a bank as part of a loan and security agreement. In January 2007, the warrants were fully exercised to purchase 75 shares of the Company’s common stock. The warrants had an exercise price of $2.90 per share (adjusted for stock splits, stock dividends, etc.). The value of the warrants were capitalized as debt issuance cost and amortized to interest expense over the term of the loan. No warrants were issued or exercised during the years ended December 31, 2007 and 2006 and none were outstanding as of December 31, 2007.

Registration Rights

Holders of shares of common stock which were issued upon conversion of the Company’s Series A preferred stock are entitled to have their shares registered under the Securities Act of 1933, as amended (the “Securities Act”). Under the terms of an agreement between the Company and the holders of these registrable securities, if the Company proposes to register any of its securities under the Securities Act, either for its own account or for the account of others, these stockholders are entitled to notice of such registration and are entitled to include their shares in such registration.

8.	Stock Plans

As of December 31, 2007, the Company maintains two stock incentive plans, the 2000 Plan and the 2006 Plan. Under the 2000 Plan, the Company has the ability to provide employees, outside directors and consultants an opportunity to acquire a proprietary interest in the success of the Company or to increase such interest by receiving options or purchasing shares of the Company’s stock at a price not less than the fair market value at the date of grant for incentive stock options and a price not less than 30% of the fair market value at the date of grant for non-qualified options. In April 2006, the Company’s board of directors adopted the 2006 Plan. The 2006 Plan became effective upon the IPO.

Under the 2006 Plan, the Company may grant to its employees, outside directors and consultants awards in the form of incentive stock options, non-qualified stock options, shares of restricted stock and stock units or stock appreciation rights. The aggregate number of shares of common stock with respect to which all awards may be granted under the 2006 Plan is 2,000 plus any shares that remain available for issuance under the 2000 Plan. As of December 31, 2007, there were 754 shares available for grant or award under the Company’s Plans. During the year ended December 31, 2007, options to purchase 1,059 shares of common stock were granted under the 2006 Plan.

Under the 2000 Plan, options may be exercised in whole or in part for 100% of the shares subject to vesting at any time after the date of grant. Options under the 2000 Plan generally vest 25% on the first year anniversary of the date of grant plus an additional 1/48 for each month thereafter. If an option is exercised prior to vesting, the underlying shares are subject to a right of repurchase at the exercise price paid by the option holder. The right of repurchase generally lapses with respect to the first 25% of the purchased shares when the purchaser completes 12 months of continuous service and lapses with respect to an additional 1/48 of the purchased shares when the purchaser completes each month of continuous service thereafter. Under the 2006 Plan, options may be exercised once they become vested. Options under the 2006 Plan generally vest 25% on the first anniversary of the date of grant plus an additional 1/48 for each month thereafter. There were no options exercised prior to vesting during 2007, 2006 or 2005.

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

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

of the fair value of its common stock for the year ended December 31, 2005, utilizing a combination of valuation methods described elsewhere in our prospectus dated June 15, 2006.

The Company utilizes the Black-Scholes option pricing model for determining the estimated fair value for stock-based awards. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Expected volatility was calculated based on a blended weighted-average of historical information of similar public entities for which historical information was available. The Company will continue to use this approach using other similar public entity volatility information until our historical volatility is relevant to measure expected volatility for future option grants. The average expected life was determined using the SEC shortcut approach as described in Staff Accounting Bulletin (“SAB”) 107, Disclosure about Fair Value of Financial Instruments, which is the mid-point between the vesting date and the end of the contractual term. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant. The Company has never declared or paid cash dividends on our common or preferred equity and does not anticipate paying any cash dividends in the foreseeable future. Forfeitures are estimated based on voluntary termination behavior, as well as a historical analysis of actual option forfeitures. The weighted-average assumptions used in the Black-Scholes option pricing model are as follows:

	Year Ended	Year Ended
	December 31,	December 31,
	2007	2006

Expected stock price volatility	59%	45%
Risk-free interest rate	4.63%	4.72%
Expected life of options (in years)	5.9	6.2
Expected dividend yield	0%	0%

The weighted-average fair value (as of the date of grant) of the options granted during the year ended December 31, 2007 and 2006 was $12.52 and $4.71, respectively, and the minimum value was $5.11 during the year ended December 31, 2005. During the year ended December 31, 2007, the Company recorded total pre-tax stock-based compensation expense of $3.2 million ($2.4 million after tax or $0.07 per diluted share), which includes both intrinsic value for equity awards issued prior to 2006 and fair value for equity awards issued after January 1, 2006. The total stock-based compensation cost related to non-vested equity awards not yet recognized as an expense as of December 31, 2007 was approximately $13.5 million. That cost is expected to be recognized over a weighted-average period of approximately 3.4 years.

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Stock Options

The following table summarizes information about stock options outstanding.

		Options Outstanding
			Option
	Shares	Number	Exercise Price	Weighted-
	Available	of	per Share	Average
	for Grant	Shares	Range	Exercise Price

Balance at December 31, 2004	1,286	790	$0.29	—
Options granted	(425)	425	$0.45 - 10.00	$3.15
Options exercised	—	(16)	$0.29	$0.29
Options forfeited	120	(120)	$0.29 - 10.00	$0.30

Balance at December 31, 2005	981	1,079	$0.29 - 10.00	$1.40
Increase in options available for grant	2,614	—	—	—
Options granted	(1,791)	1,791	$6.95 - 12.68	$9.27
Options exercised	—	(324)	$0.29 - 6.19	$0.34
Options and restricted stock forfeited	359	(359)	$0.29 - 10.00	$5.89
Net restricted stock purchased, granted and forfeited	(367)	—	—	—

Balance at December 31, 2006	1,796	2,187	$0.29 - 12.68	$7.62
Options granted	(1,059)	1,059	$14.00 - 42.77	$28.06
Options exercised	—	(342)	$0.29 - 14.00	$4.60
Options forfeited	73	(73)	$0.29 - 38.62	$12.40
Net Restricted stock granted and forfeited	(56)	—	—	—

Balance at December 31, 2007	754	2,831	$0.29 - 42.77	$15.51

Expected to vest at December 31, 2007		1,691	$0.29 - 42.77	$16.93

Vested and exercisable at December 31, 2007		744

A summary of the Company’s non-vested restricted stock at December 31, 2007, and changes during the year ended December 31, 2007, is presented below:

Number of
Non-Vested Restricted Stock	Awards

Non-vested at January 1, 2007	213
Granted	60
Vested	(89)
Forfeited	(4)

Non-vested at December 31, 2007	180

As of December 31, 2007 and 2006, the weighted average remaining contractual life of outstanding options was approximately 8.3 and 7.5 years, respectively. Options vested as of December 31, 2007 have an aggregate intrinsic value of approximately $20.8 million. Options outstanding as of December 31, 2007 have an aggregate intrinsic value of approximately $56.8 million The total intrinsic value (the excess of the market price over the exercise price) for stock options exercised in 2007 was approximately $8.9 million, and insignificant for 2006 and 2005. The amount of cash received from the exercise of stock options was approximately $1.6 million in 2007. For

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

the years ended December 31, 2007 and 2006, the total fair value of vested options was approximately $2.5 million and $326, respectively, and the minimum value was $62 for the year ended December 31, 2005.

The following table summarizes information about vested stock options at December 31, 2007:

Vested Stock Options	744
Weighted Average Exercise Price	$7.46
Weighted Average Remaining Contractual Life (in years)	7.9

The following table summarizes stock options outstanding and exercisable at December 31, 2007:

	Outstanding			Exercisable
	Number of	Weighted-Average	Weighted-Average Remaining	Number of	Weighted Average
Range of Exercise Price	Options	Exercise Price	Contractual Life (in years)	Options	Exercise Price

$ 0.29 - $ 1.84	251	$1.05	6.6	181	0.91
6.19 - 7.35	283	6.93	8.4	73	6.97
8.92 - 10.00	982	9.09	8.1	384	9.06
12.68 - 16.19	417	13.44	9.0	106	13.13
17.90 - 24.46	345	23.53	9.3	—	—
27.84 - 35.85	233	31.59	8.1	—	—
36.08 - 42.77	320	36.53	7.4	—	—

	2,831			744

Restricted Stock Purchases and Grants

Under the 2000 Plan and 2006 Plan, certain eligible individuals may be granted or given the opportunity to purchase the Company’s common stock at a price not less than the par value of the shares. The Company’s board of directors determines the purchase price at its sole discretion. Shares awarded or sold under the 2000 Plan and 2006 Plan are subject to certain special forfeiture conditions, rights of repurchase, rights of first refusal and other transfer restrictions as the Company’s board of directors may determine. Under most circumstances, the right of repurchase shall lapse with respect to the first 25% of the purchased shares when the purchaser completes 12 months of continuous service and shall lapse as to an additional 1/48 of the purchased shares when the purchaser completes each month of continuous service thereafter. In March 2006, 111 shares of restricted stock were purchased by a board member. The purchase price of these shares was $8.98 per share. The shares are not subject to any vesting schedule. In April 2006, the Company’s board of directors awarded 191 shares of restricted stock at a fair value of $8.98 per share to certain employees of the Company. In October 2006, the Company’s board of directors awarded 33 shares of restricted stock at a fair value of $8.98 per share to certain management employees of the Company. In December 2006, the Company’s board of directors awarded 35 shares of restricted stock at a fair value of $12.68 per share to certain management employees of the Company. In January 2007, the Company’s board of directors was awarded 19 shares of restricted stock at a fair value of $14 per share. In December 2007, the Company’s board of directors awarded 29 shares of restricted stock at a fair value of $36.10 per share to certain management employees of the Company. Also in December 2007, the Company’s board of directors awarded 12 shares of restricted stock at a fair value of $33.32 per share to a management employee of the Company.

9.	401(k) Plan

The Company has a 401(k) plan (the “Plan”) covering all eligible employees. The Plan allows for a discretionary employer match. In 2007, the Company elected to increase its match as a percentage of employee deferrals. The Company incurred and expensed $503, $90 and $71 for the years ended December 31, 2007, 2006 and 2005, respectively, in Plan match contributions.

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

10.	Income Taxes

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	December 31,
	2007	2006

Deferred tax assets:
Accrued liabilities	69	71
Deferred revenue	—	40
Bad debts reserve	178	71
State net operating loss carryforwards	618	812
Depreciation	801	669
Deferred compensation	1,079	292

Net deferred income taxes	$2,745	$1,955

The following table indicates where net deferred income taxes have been classified in the Balance Sheet:

	December 31,
	2007	2006

Current deferred tax assets	$247	$312
Non-current deferred tax	2,498	1,643

Net deferred tax asset	$2,745	$1,955

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Unrecognized tax benefits balance at January 1, 2007	$—
Additions for tax positions of current period (excludes accrued interest)	649

Unrecognized tax benefits balance at December 31, 2007	$649

The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in interest expense. The liability for unrecognized tax benefits includes accrued interest of $29 and $0 at December 31, 2007 and 2006, respectively.

At December 31, 2007 and 2006, the Company has approximately $9.5 million and $12.5 million of state net operating loss carryforwards available to offset future taxable income, respectively. The state net operating loss carryforwards will begin expiring in 2021 if not utilized. In addition, the utilization of the state net operating loss carryforwards is subject to a $3.0 million annual limitation. All taxes, expenses and benefits discussed are domestic.

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

A reconciliation of the statutory tax rates and the effective tax rates for the years ended December 31, 2007, 2006 and 2005 are as follows:

	Year Ended December 31,
	2007	2006	2005

Statutory rate	35%	35%	34%
State taxes, net of federal benefit	4%	6%	5%
Permanent adjustments	1%	1%	0%
Research and development credit	(3)%	0%	0%
Valuation allowance	0%	0%	(84)%

Net	37%	42%	(45)%

Income tax (expense) benefit consisted of the following components:

	Year Ended December 31,
	2007	2006	2005

Current:
Federal	$(12,431)	$(2,957)	$(164)
State	(2,347)	(1,664)	(651)
Deferred:
Federal	901	(2,624)	3,579
State	(111)	(65)	1,065

Income tax (expense) benefit	$(13,988)	$(7,310)	$3,829

11.	Commitments and Contingencies

Leases

The Company leases office space, automobiles and office equipment under non-cancellable operating lease agreements, which expire through March 2012. Aggregate annual future minimum lease payments under these non-cancellable leases are as follows at December 31, 2007:

Period ended December 31:
2008	1,531
2009	1,191
2010	726
2011	690
2012 and thereafter	164

$4,302

Rent expense for the years ended December 31, 2007, 2006 and 2005 was $1,945, $1,522 and $1,353, respectively.

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

12.	Related Parties

Omniglobe International, L.L.C.

Omniglobe International, L.L.C., (“Omniglobe”) a Delaware limited liability company with operations in India, provides data entry services relating to the Company’s exception handling management. The Company pays Omniglobe an hourly rate for each hour worked by each of its data entry agents. As of December 31, 2007 and 2006, the Company has a service agreement with Omniglobe. Services provided include data entry and related services as well as development and testing services. The current agreement may be terminated by either party without cause with 30 or 60 days written notice prior to the end of the term. Unless terminated, the agreement will automatically renew in nine month increments. As of December 31, 2007, the Company fulfilled the overall minimum contractual commitment. The Company does not intend to terminate its arrangement with Omniglobe.

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

During the period in which the Company’s employees and their family members owned equity interests in Rumson Hitters, fees paid for services rendered related to these agreements for 2006 were $3.7 million through June 20, 2006 when Omniglobe was no longer a related party, and $8.0 million for the year ended December 31, 2005. Since June 20, 2006, Omniglobe is no longer a related party.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2007. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2007, our disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

To assist management, we established procedures to verify and monitor our internal controls. Because of its inherent limitations, however, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.

Based on our assessment, management concluded that, as of December 31, 2007, our internal control over financial reporting was effective based on those criteria at the reasonable assurance level.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 has been audited by Ernst & Young LLP, our independent registered public accounting firm, as stated in their report which is included in Item 9 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 that was conducted during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

The Company’s management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Synchronoss Technologies, Inc.

We have audited Synchronoss Technologies Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Synchronoss Technologies Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Synchronoss Technologies, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Synchronoss Technologies, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity (deficiency), and cash flows for each of the three years in the period ended December 31, 2007 of Synchronoss Technologies, Inc. and our report dated February 22, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

MetroPark, New Jersey
February 22, 2008

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) Identification of Directors. Information concerning the directors of Synchronoss is set forth under the heading “Election of Directors” in the Synchronoss Proxy Statement for the 2008 Annual Meeting of Stockholders and is incorporated herein by reference.

(b) Audit Committee Financial Expert. Information concerning Synchronoss’ audit committee financial expert is set forth under the heading “Audit Committee” in the Synchronoss Proxy Statement for the 2008 Annual Meeting of Stockholders and is incorporated herein by reference.

(c) Identification of the Audit Committee. Information concerning the audit committee of Synchronoss is set forth under the heading “Audit Committee” in the Synchronoss Proxy Statement for the 2008 Annual Meeting of Stockholders and is incorporated herein by reference.

(d) Section 16(a) Beneficial Ownership Reporting Compliance. Information concerning compliance with beneficial ownership reporting requirements is set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Synchronoss Proxy Statement for the 2008 Annual Meeting of Stockholders and is incorporated herein by reference.

(e) Code of Ethics. Information concerning the Synchronoss Code of Business Conduct is set forth under the caption “Code of Business Conduct” in the Synchronoss Proxy Statement for the 2008 Annual Meeting of Stockholders and is incorporated herein by reference. The Code of Business Conduct can also be found on our website, www.synchronoss.com.

ITEM 11.	EXECUTIVE COMPENSATION

Information concerning executive compensation is set forth under the headings “Compensation of Executive Officers” in the Synchronoss Proxy Statement for the 2008 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning shares of Synchronoss equity securities beneficially owned by certain beneficial owners and by management is set forth under the heading “Equity Security Ownership of Certain Beneficial Owners and Management” in the Synchronoss Proxy Statement for the 2008 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning certain relationships and related transactions is set forth under the heading “Certain Related Party Transactions” in the Synchronoss Proxy Statement for the 2008 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning fees and services of the Company’s principal accountants is set forth under the heading “Report of the Audit Committee” and “Independent Registered Public Accounting Firm’s Fees” in the Synchronoss Proxy Statement for the 2008 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements:

(a)(2) Schedule for the years ended December 31, 2007, 2006, 2005:

II — Valuation and Qualifying Accounts

All other Schedules have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(a)(3) Exhibits:

Exhibit No.		Description

3	.1*	Amended and Restated Certificate of Incorporation of the Registrant.
3	.2*	Amended and Restated Bylaws of the Registrant
4.1		Reference is made to Exhibits 3.1 and 3.2
4	.2*	Amended and Restated Investors Rights Agreement, dated December 22, 2000, by and among the Registrant, certain stockholders and the investors listed on the signature pages thereto.
4	.3*	Amendment No. 1 to Synchronoss Technologies, Inc. Amended and Restated Investors Rights Agreement, dated April 27, 2001, by and among the Registrant, certain stockholders and the investors listed on the signature pages thereto.
4	.4*	Registration Rights Agreement, dated November 13, 2000, by and among the Registrant and the investors listed on the signature pages thereto.
4	.5*	Amendment No. 1 to Synchronoss Technologies, Inc. Registration Rights Agreement, dated May 21, 2001, by and among the Registrant, certain stockholders listed on the signature pages thereto and Silicon Valley Bank.
10	.1*	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.
10	.2*	Synchronoss Technologies, Inc. 2000 Stock Plan and forms of agreements thereunder.
10	.3*	Amendment No. 1 to Synchronoss Technologies, Inc. 2000 Stock Plan.
10	.4*	2006 Equity Incentive Plan and forms of agreements thereunder.
10	.5*	Lease Agreement between the Registrant and BTCT Associates, L.L.C. for the premises located at 750 Route 202 South, Bridgewater, New Jersey, dated as of May 11, 2004.
10	.6*	First Amendment dated December 23, 2003 to the Lease Agreement between the Registrant and BTCT Associates, L.L.C. for the premises located at 750 Route 202 South, Bridgewater, New Jersey, dated as of May 11, 2004.
10	.7**	Second Amendment dated August 21, 2006 to the Lease Agreement between the Registrant and BTCT Associates, L.L.C. for the premises located at 750 Route 202 South, Bridgewater, New Jersey, dated as of May 11, 2004.
10	.8*	Lease Agreement between the Registrant and Liberty Property Limited Partnership for the premises located at 1525 Valley Center Parkway, Bethlehem, Pennsylvania, dated as of February 14, 2002.
10	.10*	Loan & Security Agreement between the Registrant and Silicon Valley Bank, dated as of May 21, 2001.

Exhibit No.		Description

10	.11*‡	Cingular Master Services Agreement, effective September 1, 2005 by and between the Registrant and Cingular Wireless LLC.
10	.12*†	Employment Agreement between the Registrant and Stephen G. Waldis.
10	.13*†	Employment Agreement between the Registrant and Lawrence R. Irving.
10	.14*†	Employment Agreement between the Registrant and Robert Garcia.
10	.15**†	Employment Agreement between the Registrant and Chris Putnam.
10	.16**†	Employment Agreement between the Registrant and Omar Tellez.
23.1		Consent of Ernst & Young, LLP, Independent Registered Public Accounting Firm.
24		Power of Attorney (see page 63)
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and section 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and section 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

†	Compensation Arrangement.

*	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (Commission File No. 333-132080).

**	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.

‡	Confidential treatment has been requested for portions of this document. The omitted portions of this document have been filed with the Securities and Exchange Commission.

(10)

(b) Exhibits.

See (a)(3) above.

(c) Financial Statement Schedule.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
December 31, 2007, December 31, 2006, and December 31, 2005

	Beginning			Ending
	Balance	Additions	Reductions	Balance
		(In thousands)

Allowance for doubtful receivables(1)
2007	$171	$277	$—	$448
2006	$221	$40	$(90)	$171
2005	$200	$21	$—	$221

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

February 29, 2008

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

Signature	Title	Date

/s/ Stephen G. Waldis Stephen G. Waldis	Chief Executive Officer and Director (Principal Executive Officer)	February 29, 2008

/s/ Lawrence R. Irving Lawrence R. Irving	Chief Financial Officer (Principal Financial and Accounting Officer)	February 29, 2008

/s/ William J. Cadogan William J. Cadogan	Director	February 29, 2008

/s/ Charles E. Hoffman Charles E. Hoffman	Director	February 29, 2008

/s/ Thomas J. Hopkins Thomas J. Hopkins	Director	February 29, 2008

/s/ James M. McCormick James M. McCormick	Director	February 29, 2008

/s/ Donnie M. Moore Donnie M. Moore	Director	February 29, 2008

Item 16.	Exhibits and Financial Statement Schedules

(a)	Exhibits

Exhibit No.		Description

3	.1*	Amended and Restated Certificate of Incorporation of the Registrant.
3	.2*	Amended and Restated Bylaws of the Registrant
4.1		Reference is made to Exhibits 3.1 and 3.2
4	.2*	Amended and Restated Investors Rights Agreement, dated December 22, 2000, by and among the Registrant, certain stockholders and the investors listed on the signature pages thereto.
4	.3*	Amendment No. 1 to Synchronoss Technologies, Inc. Amended and Restated Investors Rights Agreement, dated April 27, 2001, by and among the Registrant, certain stockholders and the investors listed on the signature pages thereto.
4	.4*	Registration Rights Agreement, dated November 13, 2000, by and among the Registrant and the investors listed on the signature pages thereto.
4	.5*	Amendment No. 1 to Synchronoss Technologies, Inc. Registration Rights Agreement, dated May 21, 2001, by and among the Registrant, certain stockholders listed on the signature pages thereto and Silicon Valley Bank.
10	.1*	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.
10	.2*	Synchronoss Technologies, Inc. 2000 Stock Plan and forms of agreements thereunder.
10	.3*	Amendment No. 1 to Synchronoss Technologies, Inc. 2000 Stock Plan.
10	.4*	2006 Equity Incentive Plan and forms of agreements thereunder.
10	.5*	Lease Agreement between the Registrant and BTCT Associates, L.L.C. for the premises located at 750 Route 202 South, Bridgewater, New Jersey, dated as of May 11, 2004.
10	.6*	First Amendment dated December 23, 2003 to the Lease Agreement between the Registrant and BTCT Associates, L.L.C. for the premises located at 750 Route 202 South, Bridgewater, New Jersey, dated as of May 11, 2004.
10	.7**	Second Amendment dated August 21, 2006 to the Lease Agreement between the Registrant and BTCT Associates, L.L.C. for the premises located at 750 Route 202 South, Bridgewater, New Jersey, dated as of May 11, 2004.
10	.8*	Lease Agreement between the Registrant and Liberty Property Limited Partnership for the premises located at 1525 Valley Center Parkway, Bethlehem, Pennsylvania, dated as of February 14, 2002.
10	.10*	Loan & Security Agreement between the Registrant and Silicon Valley Bank, dated as of May 21, 2001.
10	.11*‡	Cingular Master Services Agreement, effective September 1, 2005 by and between the Registrant and Cingular Wireless LLC.
10	.12*†	Employment Agreement between the Registrant and Stephen G. Waldis.
10	.13*†	Employment Agreement between the Registrant and Lawrence R. Irving.
10	.14*†	Employment Agreement between the Registrant and Robert Garcia.
10	.15**†	Employment Agreement between the Registrant and Chris Putnam.
10	.16**†	Employment Agreement between the Registrant and Omar Tellez
23.1		Consent of Ernst & Young, LLP, Independent Registered Public Accounting Firm.
24		Power of Attorney (see page 63)
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

Exhibit No.	Description

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and section 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and section 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

†	Compensation Arrangement.

*	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (Commission File No. 333-132080).

**	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006.

‡	Confidential treatment has been requested for portions of this document. The omitted portions of this document have been filed with the Securities and Exchange Commission.