Form 10-Q
period 2008-03-31
SYNCHRONOSS TECHNOLOGIES INC
filed 2008-05-08
CIK 1131554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
Shares outstanding of the Registrant’s common stock:

Class	Outstanding at April 30, 2008
Common stock, $0.0001 par value	32,750,605 shares

SYNCHRONOSS TECHNOLOGIES, INC.
FORM 10-Q INDEX
Exhibit Index
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

SYNCHRONOSS TECHNOLOGIES, INC.
BALANCE SHEETS
(In thousands, except per share data)

	March 31,	December 31,
	2008	2007
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$100,191	$92,756
Marketable securities	1,366	1,891
Accounts receivable, net of allowance for doubtful accounts of $53 and $448 at March 31, 2008 and December 31, 2007, respectively	25,231	26,710
Prepaid expenses and other assets	2,947	2,949
Deferred tax assets	207	247

Total current assets	129,942	124,553
Marketable securities	445	1,210
Property and equipment, net	9,310	10,467
Deferred tax assets	2,944	2,498
Other assets	324	290

Total assets	$142,965	$139,018

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$602	$1,681
Accrued expenses	6,412	9,495
Deferred revenues	1,261	373

Total current liabilities	8,275	11,549
Other liabilities	688	678
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000 shares authorized, 0 shares issued and outstanding at March 31, 2008 and December 31, 2007	—	—
Common stock, $0.0001 par value; 100,000 shares authorized, 32,833 and 32,726 shares issued; 32,737 and 32,630 outstanding at March 31, 2008 and December 31, 2007, respectively	3	3
Treasury stock, at cost (96 shares at March 31, 2008 and December 31, 2007)	(19)	(19)
Additional paid-in capital	101,502	98,596
Accumulated other comprehensive income	3	4
Retained earnings	32,513	28,207

Total stockholders’ equity	134,002	126,791

Total liabilities and stockholders’ equity	$142,965	$139,018

See accompanying notes.

SYNCHRONOSS TECHNOLOGIES, INC.
STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2008	2007
Net revenues	$29,110	$21,329
Costs and expenses:
Cost of services*	13,407	9,642
Research and development	2,422	1,932
Selling, general and administrative	5,267	3,240
Depreciation	1,465	1,087

Total costs and expenses	22,561	15,901

Income from operations	6,549	5,428
Interest income	857	944
Interest expense	(10)	(15)

Income before income tax expense	7,396	6,357
Income tax expense	(3,090)	(2,663)

Net income	$4,306	$3,694

Net income per common share:
Basic	$0.13	$0.12

Diluted	$0.13	$0.11

Weighted-average common shares outstanding:
Basic	32,528	32,112

Diluted	33,407	32,989

*	Cost of services excludes depreciation and amortization which is shown separately.
See accompanying notes.

SYNCHRONOSS TECHNOLOGIES, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2008	2007
Operating activities:
Net income	$4,306	$3,694
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	1,465	1,087
Deferred income taxes	(406)	(13)
Stock-based compensation	1,671	563
Changes in operating assets and liabilities:
Accounts receivable, net of allowance for doubtful accounts	1,479	(2,952)
Prepaid expenses and other current assets	2	(264)
Other assets	(34)	27
Accounts payable	(1,079)	3,025
Accrued expenses	(2,385)	(2,078)
Tax benefit from stock option exercise	(698)	—
Other liabilities	10	—
Deferred revenues	888	312

Net cash provided by operating activities	5,219	3,401
Investing activities:
Purchases of fixed assets	(308)	(4,416)
Purchases of marketable securities available for sale	(490)	(787)
Sale of marketable securities available for sale	1,780	1,588

Net cash provided by (used in) investing activities	982	(3,615)
Financing activities:
Proceeds from the exercise of stock options	536	373
Excess tax benefit from stock option exercises	698	—
Repayments of equipment loan	—	(166)

Net cash provided by financing activities	1,234	207

Net increase (decrease) in cash and cash equivalents	7,435	(7)
Cash and cash equivalents at beginning of year	92,756	73,905

Cash and cash equivalents at end of period	$100,191	$73,898

See accompanying notes.

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS — UNAUDITED (Continued)
(in thousands, except per share data unless otherwise noted)
The financial statements at March 31, 2008 and for the three months ended March 31, 2008 and 2007 are unaudited, but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. They do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements and should be read in conjunction with the financial statements and notes in our Annual Report incorporated by reference in Form 10-K for calendar year 2007. The results reported in these financial statements should not necessarily be taken as indicative of results that may be expected for the entire year. The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.
1. Description of Business
     Synchronoss Technologies, Inc. (the “Company” or “Synchronoss”) is a leading provider of on-demand multi-channel transaction management platforms that enable communication service providers (CSPs) to automate new subscriber activation, order management and service provisioning. The Company conducts its business operations primarily in the United States of America, with some aspects of its operations being outsourced to entities located in India and Canada. The ActivationNow® and ConvergenceNow® platforms provide seamless integration between customer-facing applications and “back-office” or infrastructure-related systems and processes. The Company’s CSP customers rely on our internet based technology to automate the process of activating customers and to deliver additional communications services including new service offerings and ongoing customer care. Synchronoss has designed its platforms to be flexible to enable multiple communication services including wireless, Voice over Internet Protocol (VoIP), wireline and cable to be managed through multiple distribution channels including e-commerce, CSP stores and other retail outlets, etc., allowing the Company to meet the rapidly changing and converging services offered by CSPs. By simplifying the processes associated with managing the customer experience for ordering and activating services through the automation and integration of disparate systems, Synchronoss enables CSPs to acquire, retain and service customers quickly, reliably and cost-effectively. The Company enables service providers to drive growth in new and existing markets while delivering an improved customer experience at lower costs.
2. Recent Accounting Pronouncements
Impact of Recently Issued Accounting Standards
     In September 2006, the FASB issued Statement 157, Fair Value Measurement (“Statement 157”). Statement 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. Statement 157 also expands financial statement disclosures about fair value measurements. On February 6, 2008, the FASB issued FASB Staff Position (FSP) FAS 157-2 “Effective Date of Statement No. 157” which delays the effective date of Statement 157 for one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Statement 157 and FSP FAS 157-2 are effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company has elected a partial deferral of Statement 157 under the provisions of FSP FAS 157-2 related to the measurement of fair value used when evaluating goodwill, other intangible assets and other long-lived assets for impairment and valuing asset retirement obligations and liabilities for exit or disposal activities. The Company adopted SFAS No. 157 on January 1, 2008.
Statement 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and establishes a hierarchy that categorizes and prioritizes the inputs to be used to estimate fair value. The three levels of inputs used are as follows:
Level 1 — Quoted prices in active markets for identical assets or liabilities
Level 2 — Inputs other than Level 1 that are observable for the asset or liability, either directly or indirectly, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data by correlation or other means.
Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
In accordance with FAS 157, included within our cash and cash equivalents are $86.6 million of money market funds that are classified as Level 1 financial assets.
     In December 2007, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 110 (“ SAB 110 ”). SAB 110 amends and replaces Question 6 of Section D.2 of Topic 14, Share-Based Payment . SAB 110 expresses the views of the staff regarding the use of the “simplified” method in developing an estimate of expected term of “plain vanilla” share options in accordance with FASB Statement No. 123(R), Share Based Payment. The use of the “simplified” method was scheduled to expire on December 31, 2007. SAB 110 extends the use of the “simplified” method for “plain vanilla” awards in certain situations. The Company currently uses the “simplified” method to estimate the expected term for share option grants as it does not have enough historical experience to provide a reasonable estimate due to the limited period the Company’s equity shares have been publicly

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS — UNAUDITED (Continued)
(in thousands, except per share data unless otherwise noted)
traded. The Company will continue to use the “simplified” method until it has enough historical experience to provide a reasonable estimate of expected term in accordance with SAB 110.
3. Earnings per Common Share
     The Company calculates net income per share in accordance with SFAS No. 128, Earnings Per Share. The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net income attributable to common stockholders per common share. Stock options that are anti-dilutive and excluded from the following table totaled 897 and 0 for the three months ended March 31, 2008 and March 31, 2007, respectively.

	Three Months Ended March 31,
	2008	2007
Numerator:
Net income	$4,306	$3,694

Denominator:
Weighted average common shares outstanding — basic	32,528	32,112
Dilutive effect of:
Options and unvested restricted shares	879	877

Weighted average common shares outstanding — diluted	33,407	32,989

4. Marketable Securities
     The following is a summary of available-for-sale securities held by the Company at March 31, 2008 and December 31, 2007. All securities held by the Company are domestic:

		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2008
Certificates of deposit	$1,806	$7	$(2)	$1,811

	$1,806	$7	$(2)	$1,811

December 31, 2007
Certificates of deposit	$1,871	$2	$(2)	$1,871
Government bonds	1,224	6	—	1,230

	$3,095	$8	$(2)	$3,101

The net unrealized gain/(loss) net of tax was $3 and $4 on March 31, 2008 and December 31, 2007, respectively.
Unrealized gains and losses are reported as a component of accumulated other comprehensive income in stockholders’ equity. For the three months ended March 31, 2008 and 2007, realized gains and losses were insignificant. The cost of securities sold is based on specific identification method.
Unrealized losses in the Company’s portfolio relate primarily to certificates of deposit. For these securities, the net unrealized losses are due to changes in interest rates and not changes in credit risk. Realized gains and losses of $6 was recognized in interest income for the three months ended March 31, 2008.
5. Stock Plans
     The Company uses the Black-Scholes option pricing model for determining the estimated fair value for stock-based awards. The weighted-average assumptions used in the Black-Scholes option pricing model are as follows:

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS — UNAUDITED (Continued)
(in thousands, except per share data unless otherwise noted)

	Three Months Ended	Three Months Ended
	March 31, 2008	March 31, 2007
Expected stock price volatility	72.40%	54.24%
Risk-free interest rate	3.47%	4.81%
Expected life of options (in years)	4.04	5.91
Expected dividend yield	0%	0%
     The weighted-average fair value (as of the date of grant) of the options granted during the three months ended March 31, 2008 and 2007 was $15.91 and $8.38, respectively. During the three months ended March 31, 2008, the Company recorded total pre-tax stock-based compensation expense of $1.7 million ($1.2 million after tax or $0.04 per diluted share), which includes both intrinsic value for equity awards issued prior to 2006 and fair value for equity awards issued after January 1, 2006. The total stock-based compensation cost related to non-vested equity awards not yet recognized as an expense as of March 31, 2008 was approximately $13.3 million. That cost is expected to be recognized over a weighted-average period of approximately 3.2 years.
     Stock Options
     The following table summarizes information about stock options outstanding.

		Options Outstanding
			Option
	Shares	Number	Exercise Price	Weighted-
	Available	of	per Share	Average
	for Grant	Shares	Range	Exercise Price
Balance at December 31, 2007	754	2,831	$0.29-$42.77	$15.51

Options granted	(101)	101	$22.70-$35.62	$28.44
Options exercised	—	(107)	$0.29-$15.44	$4.97
Options forfeited	56	(56)	$0.29-$42.77	$19.89

Balance at March 31, 2008	709	2,768	$0.29-$38.62	$16.10

Expected to vest at March 31, 2008		1,530	$0.29-$38.62	$17.81

     A summary of the Company’s non-vested restricted stock at March 31, 2008, and changes during the three months ended March 31, 2008, is presented below:

Number of
Non-Vested Restricted Stock	Awards
Non-vested at January 1, 2008	180
Vested	(17)

Non-vested at March 31, 2008	163

6. Subsequent Event-Stock Repurchase Plan
     On May 5, 2008, the Company’s board of directors authorized a stock repurchase program to purchase up to $25 million of the Company’s outstanding common stock. The duration of the repurchase program is twelve months. Under the program, the Company may purchase shares of its common stock in the open market, through block trades or otherwise at prices deemed appropriate by the Company. The timing and amount of repurchase transactions under the program will depend on market conditions and corporate and regulatory considerations. The purchases will be funded from available working capital. The Company will classify stock repurchased as treasury stock on its balance sheet upon commencement of the program. The stock repurchase program may be suspended or discontinued at any time.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     You should read the following discussion and analysis in conjunction with the information set forth in our financial statements and related notes included elsewhere in this quarterly report on Form 10-Q and in our Form 10-K for the year ended December 31, 2007. This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to risks and uncertainties and are based on the beliefs and assumptions of our management as of the date hereof based on information currently available to our management. Use of words such as “believes,” “expects,” “anticipates,” “intends,” “plans,” “should, “continues,” “likely” or similar expressions, indicate a forward-looking statement. Forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions. Actual results may differ materially from the forward-looking statements we make. We caution investors not to place substantial reliance on the forward-looking statements included in this report. These statements speak only as of the date of this report (unless another date is indicated), and we undertake no obligation to update or revise the statements in light of future developments. All numbers are expressed in thousands unless otherwise stated.
Overview
     We are a leading provider of on-demand multi-channel transaction management platforms that enable customer service providers (CSPs) to automate new subscriber activation, order management and service provisioning. Our ActivationNow® and ConvergenceNow® platforms provide seamless integration between customer-facing applications and “back-office” or infrastructure-related systems and processes. Our CSP customers rely on our internet based technology to automate the process of activating customers and to deliver additional communications services including new service offerings and ongoing customer care. We have designed our platforms to be flexible to enable multiple communication services including wireless Voice over Internet Protocol (VoIP), wireline and cable to be managed through multiple distribution channels including e-commerce, CSP stores and other retail outlets, etc., allowing us to meet the rapidly changing and converging services offered by CSPs. By simplifying the processes associated with managing the customer experience for ordering and activating services through the automation and integration of disparate systems, we enable CSPs to acquire, retain and service customers quickly, reliably and cost-effectively. We enable service providers to drive growth in new and existing markets while delivering an improved customer experience at lower costs.
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
Revenues
     We generate a substantial portion of our revenues on a per-transaction basis, most of which is derived from contracts that extend up to 48 months from execution. We have increased our revenues rapidly, growing at a compound annual growth rate of 67% from 2001 to 2007. For the three months ended March 31, 2008, we derived approximately 85% of our revenues from transactions processed. Most of the remainder of our revenues were generated by professional services.
     Historically, our revenues are directly impacted by the number of transactions processed. In recent years, the fourth quarter has had the highest volume of transactions processed due to the number of consumer activations that occurred during the holiday season. The future success of our business depends on the continued growth of consumer and business transactions and, as such, the volume of transactions sent to us could fluctuate on a quarterly basis.
     We currently derive a significant portion of our revenues from one customer, AT&T. For the three months ended March 31, 2008, AT&T accounted for approximately 72% of our revenues, compared to 68% for the three months ended March 31, 2007. Our five largest customers, AT&T, Vonage, Level 3 Communications, Comcast and Cablevision, accounted for approximately 93% of our revenues for the three months ended March 31, 2008, compared to 92% of our revenues for the three months ended March 31, 2007. See “Risk Factors” for certain matters bearing risks on our future results of operations.
Costs and Expenses

     Our costs and expenses consist of cost of services, research and development, selling, general and administrative and depreciation.
     Cost of services includes all direct materials, direct labor, cost of facilities and those indirect costs related to revenues such as indirect labor, materials and supplies. Our primary cost of services is related to our information technology and systems department, including network costs, data center maintenance, database management and data processing costs, as well as personnel costs associated with service implementation, customer deployment and customer care. Also included in cost of services are costs associated with our exception handling centers and the maintenance of those centers. Currently, we utilize a combination of employees and third-party providers to process transactions through these centers.
     Research and development costs have been expensed as incurred. Software development costs incurred prior to the establishment of technological feasibility are expensed as incurred. Research and development expense consists primarily of costs related to personnel, including salaries and other personnel-related expenses, consulting fees and the cost of facilities, computer and support services used in service technology development. We also expense costs relating to developing modifications and minor enhancements of our existing technology and services.
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
•	Revenue Recognition and Deferred Revenue

•	Service Level Standards

•	Allowance for Doubtful Accounts

•	Income Taxes

•	Stock-Based Compensation
     There were no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2008. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended December 31, 2007 for a more complete discussion of our critical accounting policies and estimates.
Results of Operations
Three months ended March 31, 2008 compared to the three months ended March 31, 2007
     The following table presents an overview of our results of operations for the three months ended March 31, 2008 and 2007.

	Three Months Ended				Three Months Ended
	March 31,				March 31,
	2008		2007		2008 vs. 2007
	$	% of Revenue	$	% of Revenue	$Change	% Change
	(in thousands)

Net revenue	$29,110	100.0%	$21,329	100.0%	$7,781	36.5%

Cost of services*	13,407	46.1%	9,642	45.2%	3,765	39.0%
Research and development	2,422	8.3%	1,932	9.1%	490	25.4%
Selling, general and administrative	5,267	18.1%	3,240	15.2%	2,027	62.6%
Depreciation and amortization	1,465	5.0%	1,087	5.1%	378	34.8%

	22,561	77.5%	15,901	74.6%	6,660	41.9%

Income from operations	$6,549	22.5%	$5,428	25.4%	$1,121	20.7%

*	Cost of services excludes depreciation which is shown separately.
     Net Revenue. Net revenues increased $7.8 million to $29.1 million for the three months ended March 31, 2008, compared to the three months ended March 31, 2007. Due to increased volumes of transactions processed, net revenues related to AT&T increased $6.5 million to $21.1 million for the three months ended March 31, 2008 compared to the same period in 2007. AT&T represented 72% and 68% of our revenues for the three months ended March 31, 2008 and 2007, respectively. Net revenues outside of the AT&T relationship generated $8.0 million of our revenues during the three months ended March 31, 2008 as compared to $6.7 million last year. Net revenues outside of the AT&T relationship represented 28% and 32% of our revenues during the three months ended March 31, 2008 and 2007, respectively. Transaction revenues recognized for the three months ended March 31, 2008 and 2007 represented 85% or $24.8 million and 81% or $17.3 million of net revenues, respectively. Professional service revenues decreased as a percentage of sales to 14% or $4.0 million for the three months ended March 31, 2008, compared to 18% or $3.8 million for the previous three months ended March 31, 2008.
Expense
     Cost of Services. Cost of services increased $3.8 million to $13.4 million for the three months ended March 31, 2008, compared to the three months ended March 31, 2007, due primarily to the growth in personnel costs required to support higher transaction volumes submitted to us by our customers and increases in telecommunication costs. In particular, personnel and related costs and third party consulting service costs increased $3.1 million due to the management of exception handling. Also, additional telecommunication and maintenance expense in our data facilities, contributed approximately $484 to the increase in cost of services. In addition, stock-based compensation expense increased $178. Cost of services as a percentage of revenues increased to 46.1% for the three months ended March 31, 2008, as compared to 45.2% for the three months ended March 31, 2007.
     Research and Development. Research and development expense increased $490 to $2.4 million for the three months ended March 31, 2008, compared to the three months ended March 31, 2007, due to the continued investment in and further development of the ActivationNow® and ConvergenceNow® platforms to enhance our service offerings. Research and development expense as a percentage of revenues decreased to 8.3% for the three months ended March 31, 2008, as compared to 9.1% for the three months ended March 31, 2007.
     Selling, General and Administrative. Selling, general and administrative expense increased $2.0 million to $5.3 million for the three months ended March 31, 2008, compared to the three months ended March 31, 2007, due in part to increases in personnel and related costs totaling $689, increases in public company expenses of $230, and increases in stock-based compensation expense of $854. Selling, general and administrative expense as a percentage of revenues increased to 18.1% for the three months ended March 31, 2008, as compared to 15.2% for the three months ended March 31, 2007.
     Depreciation. Depreciation expense increased $378 to $1.5 million for the three months ended March 31, 2008, compared to the same period in 2007, due to continued growth in the investment of our infrastructure. Depreciation expense as a percentage of revenues decreased to 5.0% for the three months ended March 31, 2008, as compared to 5.1% for the same period in 2007.
     Income from Operations. Income from operations increased $1.1 million to $6.5 million for the three months ended March 31, 2008, compared to the same period in 2007. Income from operations decreased as a percentage of revenues to 22.5% for the three months ended March 31, 2008, as compared to 25.4% for the three months ended March 31, 2007. The primary reason for this decrease was due to incremental stock-based compensation in selling, general and administrative expenses of $854.
     Income Tax. Our effective tax rate was approximately 41.8% and approximately 41.9% during the three months ended March 31, 2008 and 2007, respectively. We review the expected annual effective income tax rate and make changes on a quarterly basis as necessary based on certain factors such as changes in forecasted annual operating income, changes to the actual and forecasted permanent book-to-tax differences, or changes resulting from the impact of a tax law change. During the three months ended March 31, 2008 and 2007, we recognized approximately $3.1 million and $2.7 million in related tax expense, respectively.
Liquidity and Capital Resources
     Our principal source of liquidity has been cash provided by operations and by cash provided from our IPO which was completed on June 20, 2006. The net proceeds from our offering and the exercise of the over-allotment option by our IPO underwriters were approximately $52.8 million, which enabled us to strengthen our balance sheet. Our cash, cash equivalents and marketable securities balance was $102.0 million at March 31, 2008, an increase of $6.1 million as compared to the end of 2007. We anticipate that our principal uses of cash in the future will be to fund the expansion of our business and to expand our customer base internationally. Uses of cash will include facility expansion, capital expenditures and working capital.
Discussion of Cash Flows
     Cash flows from operations. Net cash provided by operating activities for the three months ended March 31, 2008 was $5.2 million compared to $3.4 million for the three months March 31, 2007. The increase of $1.8 million is primarily due to income derived from increased volume from transactions and a decrease to accounts receivable due to increased collections. This amount is partially offset by a decrease to accounts payable and accrued expenses.
     Cash flows from investing. Net cash provided by investing activities for the three months ended March 31, 2008 was $982 compared to net cash used of $3.6 million for the three months March 31, 2007. The increase of $4.6 million was primarily due to the decreased purchases of fixed assets of $4.1 million supplemented by an increased sale and decreased purchase of marketable securities.
     Cash flows from financing. Net cash provided by financing activities for the three months ended March 31, 2008 was $1.2 million compared to $207 for the three months March 31, 2007. The difference of $1.0 million was primarily due to increased net proceeds and tax benefits received from the issuance of common stock.
     We believe that our existing cash and cash equivalents, the cash generated from our initial public offering and cash generated from our operations will be sufficient to fund our operations for the next twelve months.
Effect of Inflation
     Although inflation generally affects us by increasing our cost of labor and equipment, we do not believe that inflation has had any material effect on our results of operations for the three months ended March 31, 2008 and 2007.
Impact of Recently Issued Accounting Standards
     In September 2006, the FASB issued Statement 157, Fair Value Measurement (“Statement 157”). Statement 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. Statement 157 also expands financial statement disclosures about fair value measurements. On February 6, 2008, the FASB issued FASB Staff Position (FSP) FAS 157-2 “Effective Date of Statement No. 157” which delays the effective date of Statement 157 for one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Statement 157 and FSP FAS 157-2 are effective for financial statements issued for fiscal years beginning after November 15, 2007. We have elected a partial deferral of Statement 157 under the provisions of FSP FAS 157-2 related to the measurement of fair value used when evaluating goodwill, other intangible assets and other long-lived assets for impairment and valuing asset retirement obligations and liabilities for exit or disposal activities. We adopted SFAS No. 157 on January 1, 2008.
     In December 2007, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 110 (“ SAB 110 ”). SAB 110 amends and replaces Question 6 of Section D.2 of Topic 14, Share-Based Payment. SAB 110 expresses the views of the staff regarding the use of the “simplified” method in developing an estimate of expected term of “plain vanilla” share options in accordance with FASB Statement No. 123(R), Share Based Payment. The use of the “simplified” method was scheduled to expire on December 31, 2007. SAB 110 extends the use of the “simplified” method for “plain vanilla” awards in certain situations. We currently use the “simplified” method to estimate the expected term for share option grants as it does not have enough historical experience to provide a reasonable estimate due to the limited period our equity shares have been publicly traded. We will continue to use the “simplified” method until it has enough historical experience to provide a reasonable estimate of expected term in accordance with SAB 110.
Off-Balance Sheet Arrangements
     We had no off-balance sheet arrangements as of March 31, 2008 and December 31, 2007.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
     The primary objective of our investment activities is to preserve our capital for the purpose of funding operations, while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and short- and long-term investments in a variety of securities, which could include commercial paper, money market funds and corporate debt securities. Our cash and cash equivalents at March 31, 2008 and December 31, 2007 included liquid money market accounts. All market-risk sensitive instruments were entered into for non-trading purposes. We do not expect the current rate of inflation to have a material impact on our business.
     The recent decline in the market value of certain securities backed by residential mortgage loans has led to a large liquidity crisis affecting the broader U.S. housing market, the financial services industry and global financial markets. Investors in many industry sectors have experienced substantial decreases in asset valuations and uncertain market liquidity. Furthermore, credit rating authorities have, in many cases, been slow to respond to the rapid changes in the underlying value of certain securities and pervasive market illiquidity, regarding these securities.
     As a result, this “credit crisis” may have a potential impact on the determination of the fair value of financial instruments or possibly require impairments in the future should the value of certain investments suffer a decline in value which is determined to be other than temporary. We currently do not believe that any change in the market value of our money market funds to be material or warrant a change in valuation.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures.
     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2008. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2008, our disclosure controls and procedures were effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
Changes in internal controls over financial reporting
     There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 that was conducted during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
     The Company’s management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     We are not currently subject to any legal proceedings that could have a material adverse effect on our operations; however, we may from time to time become a party to various legal proceedings arising in the ordinary course of our business.
ITEM 1A. RISK FACTORS
     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part II, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. The risks described in our Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. If any of the risks actually occur, our business, financial condition or results of operations could be negatively affected. In that case, the trading price of our stock could decline, and our stockholders may lose part or all of their investment.
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

May 8, 2008