Form 10-Q
period 2008-06-30
SYNCHRONOSS TECHNOLOGIES INC
filed 2008-08-06
CIK 1131554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Shares outstanding of the Registrant’s common stock:
Class	Outstanding at July 31, 2008
Common stock, $0.0001 par value	31,383,132 shares

SYNCHRONOSS TECHNOLOGIES, INC.
FORM 10-Q INDEX

SYNCHRONOSS TECHNOLOGIES, INC.
UNAUDITED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	June 30,	December 31,
	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$90,843	$92,756
Marketable securities	1,724	1,891
Accounts receivable, net of allowance for doubtful accounts of $53 and $448 at June 30, 2008 and December 31, 2007, respectively	22,311	26,710
Prepaid expenses and other assets	7,018	2,949
Deferred tax assets	208	247

Total current assets	122,104	124,553
Marketable securities	2,332	1,210
Property and equipment, net	9,328	10,467
Deferred tax assets	2,633	2,498
Other assets	355	290

Total assets	$136,752	$139,018

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$848	$1,681
Accrued expenses	5,763	9,495
Deferred revenues	1,043	373

Total current liabilities	7,654	11,549
Other liabilities	697	678
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000 shares authorized, 0 shares issued and outstanding at June 30, 2008 and December 31, 2007	—	—
Common stock, $0.0001 par value; 100,000 shares authorized, 32,755 and 32,726 shares issued; 31,880 and 32,630 outstanding at June 30, 2008 and December 31, 2007, respectively	3	3
Treasury stock, at cost (875 and 96 shares at June 30, 2008 and December 31, 2007, respectively)	(10,444)	(19)
Additional paid-in capital	103,790	98,596
Accumulated other comprehensive income (loss)	(16)	4
Retained earnings	35,068	28,207

Total stockholders’ equity	128,401	126,791

Total liabilities and stockholders’ equity	$136,752	$139,018

See Notes to Consolidated Financial Statements

SYNCHRONOSS TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net revenues	$24,315	$31,321	$53,425	$52,650
Costs and expenses:
Cost of services *	11,865	14,505	25,272	24,147
Research and development	2,388	2,534	4,810	4,466
Selling, general and administrative	4,861	4,630	10,128	7,870
Depreciation	1,480	1,290	2,945	2,377

Total costs and expenses	20,594	22,959	43,155	38,860

Income from operations	3,721	8,362	10,270	13,790
Interest income	636	959	1,493	1,903
Interest expense	(9)	(12)	(19)	(27)

Income before income tax expense	4,348	9,309	11,744	15,666
Income tax expense	(1,793)	(3,873)	(4,883)	(6,536)

Net income	$2,555	$5,436	$6,861	$9,130

Net income per common share:
Basic	$0.08	$0.17	$0.21	$0.28

Diluted	$0.08	$0.16	$0.21	$0.28

Weighted-average common shares outstanding:
Basic	32,400	32,150	32,465	32,116

Diluted	33,050	33,360	33,202	33,186

*	Cost of services excludes depreciation which is shown separately.
See Notes to Consolidated Financial Statements

SYNCHRONOSS TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2008	2007
Operating activities:
Net income	$6,861	$9,130
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	2,944	2,377
Deferred income taxes	(96)	(20)
Stock-based compensation	3,369	1,288
Changes in operating assets and liabilities:
Accounts receivable, net of allowance for doubtful accounts	4,399	(7,994)
Prepaid expenses and other current assets	(4,069)	(626)
Other assets	(65)	10
Accounts payable	(833)	1,941
Accrued expenses	(2,611)	(95)
Tax benefit from stock option exercise	(1,128)	—
Other liabilities	19	—
Deferred revenues	670	(15)

Net cash provided by operating activities	9,460	5,996

Investing activities:
Purchases of fixed assets	(1,805)	(7,640)
Purchases of marketable securities available for sale	(2,755)	(2,463)
Sale of marketable securities available for sale	1,780	3,089

Net cash used in investing activities	(2,780)	(7,014)

Financing activities:
Proceeds from the exercise of stock options	723	610
Excess tax benefit from stock option exercises	1,128	—
Repurchase of common stock	(10,444)	—
Repayments of equipment loan	—	(333)

Net cash provided by (used in) financing activities	(8,593)	277

Net decrease in cash and cash equivalents	(1,913)	(741)
Cash and cash equivalents at beginning of year	92,756	73,905

Cash and cash equivalents at end of period	$90,843	$73,164

See Notes to Consolidated Financial Statements

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(in thousands, except per share data unless otherwise noted)
     The consolidated financial statements at June 30, 2008 and for the three and six months ended June 30, 2008 and 2007 are unaudited, but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. They do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements and should be read in conjunction with the financial statements and notes in the Annual Report of Synchronoss Technologies, Inc. (the “Company” or “Synchronoss”) incorporated by reference in the Company’s Form 10-K for calendar year 2007. The financial statements include the accounts of the Company and its wholly owned subsidiary, Synchronoss Technologies UK Ltd, established during the second quarter of 2008. All significant inter-company balances and transactions are eliminated in consolidation. The Company has no unconsolidated subsidiaries or investments accounted for under the equity method. The results reported in these consolidated financial statements should not necessarily be taken as indicative of results that may be expected for the entire year. The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.
1. Description of Business
     Synchronoss Technologies, Inc. is a leading provider of on-demand multi-channel transaction management platforms that enable communication service providers (CSPs) to automate new subscriber activation, order management and service provisioning. The Company conducts its business operations primarily in the United States of America, with some aspects of its operations being outsourced to entities located in India and Canada. The ActivationNow® and ConvergenceNow® platforms provide seamless integration between customer-facing applications and “back-office” or infrastructure-related systems and processes. The Company’s CSP customers rely on the Company’s internet based technology to automate the process of activating customers and to deliver additional communications services including new service offerings and ongoing customer care. Synchronoss has designed its platforms to be flexible to enable multiple communication services including wireless, Voice over Internet Protocol (VoIP), wireline and cable to be managed through multiple distribution channels including e-commerce, CSP stores and other retail outlets, etc., allowing the Company to meet the rapidly changing and converging services offered by CSPs. By simplifying the processes associated with managing the customer experience for ordering and activating services through the automation and integration of disparate systems, Synchronoss enables CSPs to acquire, retain and service customers quickly, reliably and cost-effectively. The Company enables service providers to drive growth in new and existing markets while delivering an improved customer experience at lower costs.
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

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (Continued)
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
Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The Company does not currently have any Level 3 financial assets.
In accordance with SFAS 157, the following table represents the fair value hierarchy for the Company’s financial assets:

	Level 1	Level 2	Total
Money Market Funds	$91,153	$—	$91,153
Certificates of Deposit	—	4,056	4,056

Total	$91,153	$4,056	$95,209

     In December 2007, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 110 (“SAB 110”). SAB 110 amends and replaces Question 6 of Section D.2 of Topic 14, Share-Based Payment. SAB 110 expresses the views of the staff regarding the use of the “simplified” method in developing an estimate of expected term of “plain vanilla” share options in accordance with FASB Statement No. 123(R), Share Based Payment. The use of the “simplified” method was scheduled to expire on December 31, 2007. SAB 110 extends the use of the “simplified” method for “plain vanilla” awards in certain situations. The Company currently uses the “simplified” method to estimate the expected term for share option grants as it does not have enough historical experience to provide a reasonable estimate due to the limited period the Company’s equity shares have been publicly traded. The Company will continue to use the “simplified” method until it has enough historical experience to provide a reasonable estimate of expected term in accordance with SAB 110.
3. Earnings per Common Share
     The Company calculates net income per share in accordance with SFAS No. 128, Earnings Per Share. The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net income attributable to common stockholders per common share. Stock options that are anti-dilutive and excluded from the following table totaled 789 and 0 for the three months ended June 30, 2008 and 2007, respectively, and 761 and 0 for the six months ended June 30, 2008 and 2007, respectively.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Numerator:
Net income	$2,555	$5,436	$6,861	$9,130

Denominator:
Weighted average common shares outstanding — basic	32,400	32,150	32,465	32,116
Dilutive effect of:
Options and unvested restricted shares	650	1,210	737	1,070

Weighted average common shares outstanding — diluted	33,050	33,360	33,202	33,186

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (Continued)
(in thousands, except per share data unless otherwise noted)
4. Stockholders’ Equity
     Stock Options
     The Company uses the Black-Scholes option pricing model for determining the estimated fair value for stock-based awards. The weighted-average assumptions used in the Black-Scholes option pricing model are as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Expected stock price volatility	.56	.62	.66	.60
Risk-free interest rate	3.11%	4.60%	3.33%	4.66%
Expected life of options (in years)	4.69	6.23	4.29	6.15
Expected dividend yield	0%	0%	0%	0%
     The weighted-average fair value (as of the date of grant) of the options granted was $6.86 and $14.98 per share for the three months ended June 30, 2008 and 2007, respectively, and $12.37 and $13.28 for the six months ended June 30, 2008 and 2007, respectively. During the three and six months ended June 30, 2008, the Company recorded total pre-tax stock-based compensation expense of $1.7 million ($1.2 million after tax or $0.04 per diluted share) and $3.4 million ($2.3 million after tax or $0.07 per diluted share), respectively, which includes both intrinsic value for equity awards issued prior to 2006 and fair value for equity awards issued after January 1, 2006. The total stock-based compensation cost related to non-vested equity awards not yet recognized as an expense as of June 30, 2008 was approximately $13.6 million. That cost is expected to be recognized over a weighted-average period of approximately 2.9 years. In May 2008, the Company amended its 2006 Equity Incentive Plan to increase the number of shares available for issuance by 2.0 million.
     The following table summarizes information about stock options outstanding.

		Options Outstanding
			Option
	Shares	Number	Exercise Price	Weighted-
	Available	of	per Share	Average
	for Grant	Shares	Range	Exercise Price
Balance at December 31, 2007	754	2,831	$0.29 – 42.77	$15.51
Options granted	(535)	535	$12.30 – 35.62	$15.25
Options exercised	—	(138)	$0.29 – 15.44	$5.23
Options forfeited	257	(257)	$0.29 – 42.77	$27.55
Expansion of Pool in May 2008	2,000	—

Balance at June 30, 2008	2,476	2,971	$0.29 – 38.62	$14.89

     A summary of the Company’s non-vested restricted stock at June 30, 2008, and changes during the six months ended June 30, 2008, is presented below:

Number of
Non-Vested Restricted Stock	Awards
Non-vested at January 1, 2008	180
Vested	(34)
Forfeited	(13)

Non-vested at June 30, 2008	133

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS — UNAUDITED (Continued)
(in thousands, except per share data unless otherwise noted)
      Treasury Stock
     On May 5, 2008, the Company’s board of directors authorized a stock repurchase program to purchase up to $25 million of the Company’s outstanding common stock. The duration of the repurchase program is up to twelve months. Under the program, the Company may purchase shares of its common stock in the open market, through block trades or otherwise at prices deemed appropriate by the Company. The timing and amount of repurchase transactions under the program will depend on market conditions and corporate and regulatory considerations. The purchases will be funded from available working capital. The stock repurchase program may be suspended or discontinued at any time. As of June 30, 2008, a total of 875 shares have been repurchased for an aggregate purchase price of approximately $10.4 million. During July 2008, a total of 500 shares were repurchased for an aggregate purchase price of $5.2 million. The Company classifies common stock repurchased as treasury stock on its balance sheet.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     You should read the following discussion and analysis in conjunction with the information set forth in our consolidated financial statements and related notes included elsewhere in this quarterly report on Form 10-Q and in our Form 10-K for the year ended December 31, 2007. This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to risks and uncertainties and are based on the beliefs and assumptions of our management as of the date hereof based on information currently available to our management. Use of words such as “believes,” “expects,” “anticipates,” “intends,” “plans,” “should, “continues,” “likely” or similar expressions, indicate a forward-looking statement. Forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions. Actual results may differ materially from the forward-looking statements we make. We caution investors not to place substantial reliance on the forward-looking statements included in this report. These statements speak only as of the date of this report (unless another date is indicated), and we undertake no obligation to update or revise the statements in light of future developments. All numbers are expressed in thousands unless otherwise stated.
Overview
     We are a leading provider of on-demand multi-channel transaction management platforms that enable communications service providers (CSPs) to automate new subscriber activation, order management and service provisioning. Our ActivationNow® and ConvergenceNow® platforms provide seamless integration between customer-facing applications and “back-office” or infrastructure-related systems and processes. Our CSP customers rely on our internet based technology to automate the process of activating customers and to deliver additional communications services including new service offerings and ongoing customer care. We have designed our platforms to be flexible to enable multiple communication services including wireless Voice over Internet Protocol (VoIP), wireline and cable to be managed through multiple distribution channels including e-commerce, CSP stores and other retail outlets, allowing us to meet the rapidly changing and converging services offered by CSPs. By simplifying the processes associated with managing the customer experience for ordering and activating services through the automation and integration of disparate systems, we enable CSPs to acquire, retain and service customers quickly, reliably and cost-effectively. We enable service providers to drive growth in new and existing markets while delivering an improved customer experience at lower costs.
     Our industry-leading customers include wireline, wireless, VoIP and cable MSO companies including AT&T Inc., Sprint Nextel, Embarq, Vonage Holdings, Cablevision Systems Corporation, Level 3 Communications, Charter Communications, Verizon Business Solutions, Clearwire, Time Warner Cable and Comcast. These customers use our platforms and technology and services to manage both consumer and business customers, including over 300 of the Fortune 500 companies.
      Revenues
     We generate a substantial portion of our revenues on a per-transaction basis, most of which is derived from contracts that extend up to 48 months from execution. We have increased our revenues rapidly, growing at a compound annual growth rate of 67% from 2001 to 2007. For the three months ended June 30, 2008, we derived approximately 80% of our revenues from transactions processed. Most of the remainder of our revenues were generated by professional services.
     Historically, our revenues are directly impacted by the number of transactions processed. In recent years, the fourth quarter has had the highest volume of transactions processed due to increased consumer activation activity during the holiday season. The future success of our business depends on the continued growth of consumer and business transactions and, as such, the volume of transactions that we process could fluctuate on a quarterly basis. See “Current Trends Affecting Our Results of Operations” for certain matters regarding future results of operations.
     We currently derive a significant portion of our revenues from one customer, AT&T. For the three months ended June 30, 2008, AT&T accounted for approximately 67% of our revenues, compared to 81% for the three months ended June 30, 2007. Our five largest customers, AT&T, Vonage, Level 3 Communications, Comcast and Cablevision, accounted for approximately 90% of our revenues for the three months ended June 30, 2008, compared to 94% of our revenues for the three months ended June 30, 2007. See “Risk Factors” for certain matters bearing risks on our future results of operations.

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
Current Trends Affecting Our Results of Operations
     We have experienced increased demand for our services, which has been driven by market trends such as various forms of order provisioning, local number portability, the implementation of new technologies, subscriber growth, competitive churn, network changes and consolidations in the industry. In particular, the emergence of order provisioning of e-commerce transactions for wireless, VoIP, LNP, and other communication services surrounding the convergence of bundled services has increased the need for our services and will continue to be a source of growth for our company.
     In the second quarter of 2008, we were informed by AT&T that they would be changing their process of activating the iPhone product from a process that utilized our ConvergenceNow® platform to an activation process that occurs at retail stores. This change in process requires customers to activate the iPhone at AT&T or Apple stores to discourage the practice of “unlocking” the device for use on other networks. This activation process is a service that is currently not supported by Synchronoss for AT&T. As a result of this development, we expect our full year revenue related to activations of iPhones on AT&T’s network to be approximately $30 million less for the year ended December 31, 2008 compared to December 31, 2007. We will continue to look for opportunities to expand our AT&T business across their other channels.
     To support the growth driven by the favorable industry trends mentioned above, we continue to look for opportunities to improve our operating efficiencies, such as the utilization of offshore technical and non-technical resources for our exception handling center management. We believe that these opportunities will continue to provide future benefits and position us to support revenue growth. In addition, we anticipate further automation of the transactions generated by our more mature customers and additional transaction types. These development efforts are expected to reduce exception handling costs. Loss of revenue related to the activation of iPhones on AT&T’s network, which is a higher margin product because of higher levels of automation, caused total gross margins for the three months ended June 30, 2008 to decline compared to the same period last year. However, as transactions mature and become more automated, we expect margins relating to these transactions to grow in the future.

Critical Accounting Policies and Estimates
     The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these consolidated financial statements in accordance with GAAP requires us to utilize accounting policies and make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingencies as of the date of the financial statements and the reported amounts of revenues and expenses during a fiscal period. The Securities and Exchange Commission (“SEC”) considers an accounting policy to be critical if it is important to a company’s financial condition and results of operations, and if it requires significant judgment and estimates on the part of management in its application. We have discussed the selection and development of the critical accounting policies with the audit committee of our board of directors, and the audit committee has reviewed our related disclosures in this Form 10-Q. Although we believe that our judgments and estimates are appropriate, correct and reasonable under the circumstances, actual results may differ from those estimates.
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
     There were no significant changes in our critical accounting policies and estimates during the three months ended June 30, 2008. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended December 31, 2007 for a more complete discussion of our critical accounting policies and estimates.

Results of Operations
Three months ended June 30, 2008 compared to the three months ended June 30, 2007
     The following table presents an overview of our results of operations for the three months ended June 30, 2008 and 2007.

	Three Months Ended				Three Months Ended
	June 30,				June 30,
	2008		2007		2008 vs. 2007
	$	% of Revenue	$	% of Revenue	$ Change	% Change
			(in thousands)

Net revenue	$24,315	100.0%	$31,321	100.0%	$(7,006)	(22.4)%

Cost of services*	11,865	48.8%	14,505	46.3%	(2,640)	(18.2)%
Research and development	2,388	9.8%	2,534	8.1%	(146)	(5.8)%
Selling, general and administrative	4,861	20.0%	4,630	14.8%	231	5.0%
Depreciation	1,480	6.1%	1,290	4.1%	190	14.7%

	20,594	84.7%	22,959	73.3%	(2,365)	(10.3)%

Income from operations	$3,721	15.3%	$8,362	26.7%	$(4,641)	(55.5)%

*	Cost of services excludes depreciation which is shown separately.
     Net Revenue. Net revenues decreased $7.0 million to $24.3 million for the three months ended June 30, 2008, compared to the three months ended June 30, 2007. This decline was due primarily to decreased revenues associated with the activation of iPhones on to AT&T’s network; net revenues related to AT&T decreased $9.1 million to $16.2 million for the three months ended June 30, 2008 compared to the same period in 2007. During the three months ended June 30, 2007, we significantly scaled our operations to support the launch of the iPhone which included running numerous transaction processing tests to ensure the scalability of our platform. AT&T represented 67% and 81% of our revenues for the three months ended June 30, 2008 and 2007, respectively. Net revenues outside of AT&T generated $8.1 million of our revenues during the three months ended June 30, 2008 as compared to $6.0 million last year. Net revenues outside of AT&T represented 33% and 19% of our revenues during the three months ended June 30, 2008 and 2007, respectively. Transaction revenues recognized for the three months ended June 30, 2008 and 2007 represented 80% or $19.4 million and 85% or $26.6 million of net revenues, respectively. This reduction in transactional revenue is primarily attributed to a decrease in revenues related to activations of iPhones on AT&T’s network. Professional service revenues increased as a percentage of sales to 19% or $4.7 million for the three months ended June 30, 2008, compared to 14% or $4.5 million for the previous three months ended June 30, 2007. This percentage increase is due to a lower total revenue base as transaction revenue and automation rates declined while professional services revenue remained relatively unchanged.
Expense
     Cost of Services. Cost of services decreased $2.6 million to $11.9 million for the three months ended June 30, 2008, compared to the three months ended June 30, 2007, due primarily to a decrease of $3.0 million in personnel and related costs and third party consulting service costs required to support transaction volumes submitted to us by our customers. This decrease in cost of services corresponds to the decrease in revenue for the period due to declining revenue associated with activation of iPhones on AT&T’s network. This decrease was partially offset by $193 in additional stock-based compensation expense. Cost of services as a percentage of revenues increased to 48.8% for the three months ended June 30, 2008, as compared to 46.3% for the three months ended June 30, 2007, due to a decline in transaction revenue associated with activation of iPhones on AT&T’s network and lower automation rates experienced as we add new customer business.

     Research and Development. Research and development expense decreased $146 to $2.4 million for the three months ended June 30, 2008, compared to the three months ended June 30, 2007, due to a reduced use of outside consultants. Research and development expense as a percentage of revenues increased to 9.8% for the three months ended June 30, 2008, as compared to 8.1% for the three months ended June 30, 2007 due to a lower revenue base for comparative purposes.
     Selling, General and Administrative. Selling, general and administrative expense increased $231 to $4.9 million for the three months ended June 30, 2008, compared to the three months ended June 30, 2007, due primarily to increases in stock-based compensation expense of $564, partially offset by a decrease in personnel and related costs of $332. Selling, general and administrative expense as a percentage of revenues increased to 20.0% for the three months ended June 30, 2008, as compared to 14.8% for the three months ended June 30, 2007 due to a lower revenue base for comparative purposes.
     Depreciation. Depreciation expense increased $190 to $1.5 million for the three months ended June 30, 2008, compared to the same period in 2007, due to continued growth in the invested value of our infrastructure. Depreciation expense as a percentage of revenues increased to 6.1% for the three months ended June 30, 2008, as compared to 4.1% for the same period in 2007.
     Income from Operations. Income from operations decreased $4.6 million to $3.7 million for the three months ended June 30, 2008, compared to the same period in 2007. Income from operations decreased as a percentage of revenues to 15.3% for the three months ended June 30, 2008, as compared to 26.7% for the three months ended June 30, 2007. This decrease was due to lower gross margin of $4.4 million due to a decline in transaction revenue and lower automation rates and higher expenditures related to stock-based compensation of $972.
     Income Tax. Our effective tax rate was approximately 41.2% and approximately 41.6% during the three months ended June 30, 2008 and 2007, respectively. We review the expected annual effective income tax rate and make changes on a quarterly basis as necessary based on certain factors such as changes in forecasted annual operating income, changes to the actual and forecasted permanent book-to-tax differences, or changes resulting from the impact of a tax law change. During the three months ended June 30, 2008 and 2007, we recognized approximately $1.8 million and $3.9 million in related tax expense, respectively.
Six months ended June 30, 2008, compared to the six months ended June 30, 2007
     The following table presents an overview of our results of operations for the six months ended June 30, 2008 and 2007.

	Six Months Ended				Six Months Ended
	June 30,				June 30,
	2008		2007		2008 vs 2007
	$	% of Revenue	$	% of Revenue	$ Change	% Change
			(in thousands)

Net revenue	$53,425	100.0%	$52,650	100.0%	$775	1.5%

Cost of services (excluding depreciation shown separately below)	25,272	47.3%	24,147	45.9%	1,125	4.7%
Research and development	4,810	9.0%	4,466	8.5%	344	7.7%
Selling, general and administrative	10,128	19.0%	7,870	14.9%	2,258	28.7%
Depreciation	2,945	5.5%	2,377	4.5%	568	23.9%

	43,155	80.8%	38,860	73.8%	4,295	11.1%

Income from operations	$10,270	19.2%	$13,790	26.2%	$(3,520)	(25.5)%

     Net Revenue. Net revenues increased $775 to $53.4 million for the six months ended June 30, 2008, compared to the six months ended June 30, 2007. This increase was primarily due to increased revenues from existing customers. Net revenues related to AT&T decreased $2.6 million to $37.3 million for the six months ended June 30, 2008 compared to the same period in 2007. AT&T represented 70% and 76% of our revenues for the six months ended June 30, 2008 and 2007, respectively. Net revenues outside of AT&T generated $16.1 million of our revenues during the six months ended June 30, 2008 as compared to $12.8 million during the six months ended June 30, 2007. Net revenues outside of AT&T represented 30% and 24% of our revenues during the six months ended June 30, 2008 and 2007, respectively. Transaction revenues recognized for the six months ended June 30, 2008 and 2007 represented 83% or $44.5 million and 83% or $43.9 million of net revenues, respectively. Professional service revenues as a percentage of sales were 16% or $8.4 million for the six months ended June 30, 2008, compared to 16% or $8.3 million for the six months ended June 30, 2007.
Expense
     Cost of Services. Cost of services increased $1.1 million to $25.3 million for the six months ended June 30, 2008, compared to the six months ended June 30, 2007. In particular, personnel and related costs and third party consulting service costs for management of exception handling increased $138 and stock-based compensation expense increased $371. Also, additional telecommunication and maintenance expense in our data facilities, contributed approximately $525 to the increase in cost of services. Cost of services as a percentage of revenues increased to 47.3% for the six months ended June 30, 2008, as compared to 45.9% for the six months ended June 30, 2007, due to a decline in higher margin for the revenue associated with the activation of iPhones on AT&T’s network, and a decrease in automation rates experienced as we add new customer business.
     Research and Development. Research and development expense increased $344 to $4.8 million for the six months ended June 30, 2008, compared to the six months ended June 30, 2007, due to increases in stock compensation of $294. Research and development expense as a percentage of revenues increased to 9.0% for the six months ended June 30, 2008, as compared to 8.5% for the six months ended June 30, 2007.
     Selling, General and Administrative. Selling, general and administrative expense increased $2.3 million to $10.1 million for the six months ended June 30, 2008, compared to the six months ended June 30, 2007, due primarily to increases in personnel and investments in international operations totaling $357 and increased stock-based compensation expense of $1.4 million. Selling, general and administrative expense as a percentage of revenues increased to 19.0% for the six months ended June 30, 2008, as compared to 14.9% for the six months ended June 30, 2007.
     Depreciation. Depreciation expense increased $568 to $2.9 million for the six months ended June 30, 2008, compared to the six months ended June 30, 2007, due to continued growth in the invested value of our infrastructure. Depreciation expense as a percentage of revenues increased to 5.5% for the six months ended June 30, 2008, as compared to 4.5% for the six months ended June 30, 2007.
     Income from Operations. Income from operations decreased $3.5 million to $10.3 million for the six months ended June 30, 2008, compared to the six months ended June 30, 2007. Income from operations decreased as a percentage of revenues to 19.2% for the six months ended June 30, 2008, as compared to 26.2% for the six months ended June 30, 2007. This decrease was primarily due to increases in selling, general and administrative expenditures and cost of services.
     Income Tax. Our effective tax rate was approximately 41.6% and approximately 41.7% during the six months ended June 30, 2008 and 2007, respectively. We review the expected annual effective income tax rate and make changes on a quarterly basis as necessary based on certain factors such as changes in forecasted annual operating income, changes to the actual and forecasted permanent book-to-tax differences, or changes resulting from the impact of a tax law change. During the six months ended June 30, 2008 and 2007, we recognized approximately $4.9 million and $6.5 million in related tax expense, respectively.
Liquidity and Capital Resources
     Our principal source of liquidity has been cash provided by operations and cash provided from our IPO which was completed on June 20, 2006. The net proceeds from our IPO and the exercise of the over-allotment option by our IPO underwriters were approximately $52.8 million, which enabled us to strengthen our balance sheet. Our cash, cash equivalents and marketable securities balance was $94.9 million at June 30, 2008, a decrease of $1.0 million as compared to the end of 2007. This decrease was due primarily to the repurchase of $10.4 million of our common stock partially offset by $9.5 million of cash provided by operating activities. We anticipate that our principal uses of cash in the future will be to fund the expansion of our business through both organic growth as well as possible acquisition activities, to continue repurchasing shares of our outstanding common stock under the terms of the stock repurchase program as outlined below, and to expand our customer base internationally. Uses of cash will include facility expansion, capital expenditures and working capital.
     On May 5, 2008, our board of directors authorized a stock repurchase program to purchase up to $25 million of our outstanding common stock. The duration of the repurchase program is up to twelve months. Under the program, we may purchase shares of our common stock in the open market, through block trades or otherwise at prices deemed appropriate by us. The timing and amount of repurchase transactions under the program will depend on market conditions and corporate and regulatory considerations. The purchases will be funded from available working capital. The stock repurchase program may be suspended or discontinued at any time. As of June 30, 2008, we have been repurchased a total of 875 shares for an aggregate purchase price of approximately $10.4 million. During July 2008, we repurchased a total of 500 shares at an aggregate purchase price of $5.2 million.
Discussion of Cash Flows
     Cash flows from operations. Net cash provided by operating activities for the six months ended June 30, 2008 was $9.5 million compared to $6.0 million for the six months June 30, 2007. The increase of $3.5 million is primarily due to a decrease to accounts receivable balance due to the timing of sales and collections. This amount is partially offset by an increase to prepaid expenses and other current assets of $3.4 million due primarily to timing of tax payments, a decrease to accounts payable of $2.8 million and a decrease to accrued expenses of $2.5 million from June 30, 2007.
     Cash flows from investing. Net cash used in investing activities for the six months ended June 30, 2008 was $2.8 million compared to $7.0 million for the six months June 30, 2007. The decrease of $4.2 million was primarily due to the decreased purchases of fixed assets of $5.8 million offset by a net increase in investments of marketable securities of $1.6 million. Expenditures related to fixed assets in 2007 were higher than 2008 due to increased spending to support customer initiatives that required a higher volume of transactions.
     Cash flows from financing. Net cash used in financing activities for the six months ended June 30, 2008 was $8.6 million compared to cash provided by financing activities of $277 for the six months ended June 30, 2007. In May 2008, we initiated a stock repurchase program that, as of June 30, 2008, repurchased 875 shares for an aggregate purchase price of approximately $10.4 million. The remaining difference was due to increased net proceeds from the issuance of common stock of $113 through the exercise of stock options, increased tax benefits received from the exercise of stock options of $1.1 million and decreased repayments of an equipment loan of $333.
     We believe that our existing cash and cash equivalents, the cash generated from our initial public offering and cash generated from our operations will be sufficient to fund our operations for the next twelve months.
Effect of Inflation
     Although inflation generally affects us by increasing our cost of labor and equipment, we do not believe that inflation has had any material effect on our results of operations for the three months ended June 30, 2008 and 2007.
Impact of Recently Issued Accounting Standards
     In September 2006, the FASB issued Statement 157, Fair Value Measurement (“Statement 157”). Statement 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. Statement 157 also expands financial statement disclosures about fair value measurements. On February 6, 2008, the FASB issued FASB Staff Position (FSP) FAS 157-2 “Effective Date of Statement No. 157” which delays the effective date of Statement 157 for one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Statement 157 and FSP FAS 157-2 are effective for financial statements issued for fiscal years beginning after November 15, 2007. We have elected a partial deferral of Statement 157 under the provisions of FSP FAS 157-2 related to the measurement of fair value used when evaluating goodwill, other intangible assets and other long-lived assets for impairment and valuing asset retirement obligations and liabilities for exit or disposal activities. We adopted SFAS No. 157 effective January 1, 2008.
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
Off-Balance Sheet Arrangements
     We had no off-balance sheet arrangements as of June 30, 2008 and December 31, 2007.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk
     The following discussion about market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. We deposit our excess cash in high-quality financial instruments, primarily money market funds and, we may be exposed to market risks related to changes in interest rates. We do not actively manage the risk of interest rate fluctuations on our marketable securities; however, such risk is mitigated by the relatively short-term nature of these investments. These investments are denominated in United States dollars.
     The primary objective of our investment activities is to preserve our capital for the purpose of funding operations, while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and short- and long-term investments in a variety of securities, which could include commercial paper, money market funds and corporate debt securities. Our cash and cash equivalents at June 30, 2008 and December 31, 2007 were invested in liquid money market accounts. All market-risk sensitive instruments were entered into for non-trading purposes. We do not expect the current rate of inflation to have a material impact on our business.
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
     As a result, this “credit crisis” may have a potential impact on the determination of the fair value of financial instruments or possibly require impairments in the future should the value of certain investments suffer a decline in value which is determined to be other than temporary. We currently do not believe any change in the market value of our money market funds or other investments to be material or warrant a change in valuation.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures.
     Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2008. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of June 30, 2008, the end of the period covered by this quarterly report, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
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
      Inherent Limitations on Effectiveness of Controls
     Our management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our operations have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     On May 5, 2008, our board of directors authorized a stock repurchase program to purchase up to $25 million of our outstanding common stock. The duration of the repurchase program is up to twelve months. Under the program, we may purchase shares of our common stock in the open market, through block trades or otherwise at prices deemed appropriate under our program. The timing and amount of repurchase transactions under our program will depend on market conditions and corporate and regulatory considerations. The purchases will be funded from available working capital. The stock repurchase program may be suspended or discontinued at any time. As of June 30, 2008, a total of 875 shares of our common stock have been repurchased for an aggregate purchase price of approximately $10.4 million. During July 2008, a total of 500 shares were repurchased for an aggregate purchase price of $5.2 million. We classify common stock repurchased as treasury stock on our balance sheet.

The following table provides information with respect to our stock repurchases during the second quarter of 2008:

			Total Number of
			Shares	Approximate
			Purchased as	Dollar Value
			Part of	That May Yet
	Total Number of	Average Price	Publicly	be Purchased
	Shares	Paid	Announced	under the
	Purchased	Per Share (1)	Program	Program
May 20, 2008 to May 31, 2008	250,000	$12.61	250,000	$21,847,325
June 1, 2008 to June 30, 2008	625,000	11.67	625,000	$14,556,110

Total	875,000	$11.94	875,000

(1)	Average price paid per share includes commissions paid in connection with our publicly announced share repurchase program and is rounded to the nearest two decimal places.
      Use of Proceeds
     On June 14, 2006, our Registration Statement on Form S-1 (File No. 333-132080) relating to the IPO was declared effective by the SEC. The managing underwriters of our IPO were Goldman, Sachs & Co., Deutsche Bank Securities Inc. and Thomas Weisel Partners LLC. On June 20, 2006, we closed the sale of 6,532,107 shares of common stock in our IPO for net proceeds to us of $45.7 million. In July 2006, we sold an additional 959,908 shares of common stock upon the exercise of an over-allotment option granted to the underwriters for net proceeds to us of $7.1 million. No offering expenses were paid directly or indirectly to any of our directors or officers or persons owning ten percent or more of any class of our equity securities or to any other affiliates. We have invested our net proceeds of the offering in money market funds pending their use to fund our expansion. Part of our current growth strategy is to further penetrate the North American markets and expand our customer base internationally. We anticipate that a portion of the proceeds of the offering will enable us to finance this expansion. In addition, we could use a portion of the proceeds of our IPO to make strategic investments in, or pursue acquisitions of, other businesses, products or technologies.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS
     At our Annual Meeting of Stockholders held on May 15, 2008, our stockholders elected the director nominee, ratified the selection of our independent registered public accounting firm, approved an amendment to our 2006 Equity Incentive Plan and authorized the establishment of an Employee Stock Purchase Plan. Proxies for the Annual Meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition of management’s solicitation. The votes cast at our Annual Meeting of Stockholders held on May 15, 2008 were as follows:

		Number of Shares
		Voted For	Voted Against	Abstain
1.	The election of one (1) director to serve for a three-year term until the 2011 Annual Meeting of Stockholders or until his successor has been elected or appointed.

	Thomas J. Hopkins	29,935,559	1,065,078

     The other directors whose terms as directors continued after the Annual Meeting of Stockholders are: William J. Cadogan, Charles E. Hoffman, James M. McCormick, Donnie M. Moore and Stephen G. Waldis.

		Number of Shares
		Voted For	Voted Against	Abstain	Broker Non-Votes
2.	Ratification of the
	appointment of Ernst &
	Young LLP as our
	independent registered
	accounting firm for our
	fiscal year ending
	December 31, 2008.	30,791,383	188,127	21,217
3.	Amendment of the
	2006 Equity Incentive Plan	15,005,080	10,141,467	34,309	5,819,782
4.	Authorization of the
	establishment of an
	Employee Stock Purchase
	Plan	24,885,587	276,521	18,750	5,819,780
ITEM 5. OTHER INFORMATION
     None.
ITEM 6. EXHIBITS

Exhibit No.	Description
3.2*	Restated Certificate of Incorporation of the Company

3.4*	Amended and Restated Bylaws of the Company

4.2*	Form of Company’s Common Stock certificate

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated herein by reference to the exhibit of the same number in the Company’s Registration Statement on Form S-1 (Commission File No. 333-132080).

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Synchronoss Technologies, Inc.
/s/ Stephen G. Waldis
Stephen G. Waldis
President and Chief Executive Officer (Principal executive officer)

August 6, 2008