Form 10-Q
period 2008-09-30
SYNCHRONOSS TECHNOLOGIES INC
filed 2008-11-10
CIK 1131554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Shares outstanding of the Registrant’s common stock:

Class	Outstanding at October 31, 2008
Common stock, $0.0001 par value	30,795,024 shares

SYNCHRONOSS TECHNOLOGIES, INC.
FORM 10-Q INDEX

SYNCHRONOSS TECHNOLOGIES, INC.
UNAUDITED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	September 30,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$67,970	$92,756
Marketable securities	1,460	1,891
Accounts receivable, net of allowance for doubtful accounts of $238 and $448 at September 30, 2008 and December 31, 2007, respectively	22,984	26,710
Prepaid expenses and other assets	6,218	2,949
Deferred tax assets	1,071	247

Total current assets	99,703	124,553
Marketable securities	3,856	1,210
Property and equipment, net	9,936	10,467
Goodwill	7,630	—
Intangible assets, net	5,991	—
Deferred tax assets	4,401	2,498
Other assets	595	290

Total assets	$132,112	$139,018

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,701	$1,681
Accrued expenses	5,806	9,495
Equipment loan payable	223	—
Deferred revenues	2,226	373

Total current liabilities	10,956	11,549
Other liabilities	1,453	678
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000 shares authorized, 0 shares issued and outstanding at September 30, 2008 and December 31, 2007	—	—
Common stock, $0.0001 par value; 100,000 shares authorized, 32,795 and 32,726 shares issued; 30,795 and 32,630 outstanding at September 30, 2008 and December 31, 2007, respectively	3	3
Treasury stock, at cost (2,000 and 96 shares at September 30, 2008 and December 31, 2007, respectively)	(23,713)	(19)
Additional paid-in capital	106,028	98,596
Accumulated other comprehensive income (loss)	(22)	4
Retained earnings	37,407	28,207

Total stockholders’ equity	119,703	126,791

Total liabilities and stockholders’ equity	$132,112	$139,018

See Notes to Consolidated Financial Statements

SYNCHRONOSS TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net revenues	$26,335	$34,477	$79,760	$87,127
Costs and expenses:
Cost of services *	13,547	15,601	38,819	39,748
Research and development	2,683	2,948	7,493	7,414
Selling, general and administrative	4,946	4,992	15,074	12,862
Depreciation and amortization	1,636	1,375	4,581	3,752

Total costs and expenses	22,812	24,916	65,967	63,776

Income from operations	3,523	9,561	13,793	23,351
Interest income	494	972	1,987	2,875
Interest expense	(10)	(7)	(29)	(34)

Income before income tax expense	4,007	10,526	15,751	26,192
Income tax expense	(1,668)	(2,518)	(6,551)	(9,054)

Net income	$2,339	$8,008	$9,200	$17,138

Net income per common share:
Basic	$0.08	$0.25	$0.29	$0.53

Diluted	$0.07	$0.24	$0.28	$0.51

Weighted-average common shares outstanding:
Basic	31,047	32,264	31,980	32,161

Diluted	31,439	33,599	32,604	33,370

*	Cost of services excludes depreciation which is shown separately.
See Notes to Consolidated Financial Statements

SYNCHRONOSS TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2008	2007
Operating activities:
Net income	$9,200	$17,138
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	4,581	3,752
Deferred income taxes	163	(16)
Stock-based compensation	5,075	2,083
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable, net of allowance for doubtful accounts	5,568	(8,472)
Prepaid expenses and other current assets	(2,580)	(889)
Other assets	7	10
Accounts payable	(500)	1,434
Accrued expenses	(2,336)	1,147
Tax benefit from stock option exercise	(1,582)	—
Other liabilities	29	794
Deferred revenues	426	(33)

Net cash provided by operating activities	18,051	16,948

Investing activities:
Additions to property and equipment	(1,902)	(8,797)
Purchases of marketable securities available for sale	(4,960)	(3,685)
Sale of marketable securities available for sale	2,719	3,815
Business acquired, net of cash	(17,357)	—

Net cash used in investing activities	(21,500)	(8,667)

Financing activities:
Proceeds from the exercise of stock options	775	1,093
Excess tax benefit from stock option exercises	1,582	—
Repurchase of common stock	(23,694)	—
Repayments of equipment loan	—	(500)

Net cash provided by (used in) financing activities	(21,337)	593

Net increase (decrease) in cash and cash equivalents	(24,786)	8,874
Cash and cash equivalents at beginning of year	92,756	73,905

Cash and cash equivalents at end of period	$67,970	$82,779

See Notes to Consolidated Financial Statements

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(in thousands, except per share data unless otherwise noted)
     The consolidated financial statements at September 30, 2008 and for the three and nine months ended September 30, 2008 and 2007 are unaudited, but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. They do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements and should be read in conjunction with the financial statements and notes in the Annual Report of Synchronoss Technologies, Inc. (the “Company” or “Synchronoss”) incorporated by reference in the Company’s Form 10-K for calendar year 2007. The financial statements include the accounts of the Company and its wholly owned subsidiaries, Synchronoss Technologies UK Ltd, Wisor Telecom Corporation and Wisor Telecom India Private Limited. All significant intercompany balances and transactions are eliminated in consolidation. The Company has no unconsolidated subsidiaries or investments accounted for under the equity method. The results reported in these consolidated financial statements should not necessarily be taken as indicative of results that may be expected for the entire year. The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.
1. Description of Business
     Synchronoss Technologies, Inc. is a leading provider of on-demand multi-channel transaction management platforms that enable communication service providers (CSPs) to automate new subscriber activation, order management and service provisioning. The Company conducts its business operations primarily in the United States of America and India, with some aspects of its operations being outsourced to entities located in India and Canada. The ActivationNow® and ConvergenceNow® platforms provide seamless integration between customer-facing applications and “back-office” or infrastructure-related systems and processes. The Company’s CSP customers rely on the Company’s internet based technology to automate the process of activating customers and to deliver additional communications services including new service offerings and ongoing customer care. Synchronoss has designed its platforms to be flexible to enable multiple communication services including wireless, Voice over Internet Protocol (VoIP), wireline and cable to be managed through multiple distribution channels including e-commerce, CSP stores and other retail outlets, etc., allowing the Company to meet the rapidly changing and converging services offered by CSPs. By simplifying the processes associated with managing the customer experience for ordering and activating services through the automation and integration of disparate systems, Synchronoss enables CSPs to acquire, retain and service customers quickly, reliably and cost-effectively. The Company enables service providers to drive growth in new and existing markets while delivering an improved customer experience at lower costs.
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
Level 1 — Quoted prices in active markets for identical assets or liabilities.

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
In accordance with SFAS 157, the following table represents the fair value hierarchy for the Company’s financial assets:

	Level 1	Level 2	Total
Money Market Funds	$67,970	$—	$67,970
Certificates of Deposit	—	5,316	5,316

Total	$67,970	$5,316	$73,286

     In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS No. 141 (R)), which replaces SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. Early adoption of this standard is prohibited. The Company does not currently expect SFAS No. 141(R) to have a material impact on its consolidated financial statements.
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
3. Earnings per Common Share
     The Company calculates net income per share in accordance with SFAS No. 128, Earnings Per Share. The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net income attributable to common stockholders per common share. Stock options that are anti-dilutive and excluded from the following table totaled 1,543 and 0 for the three months ended September 30, 2008 and 2007, respectively, and 761 and 0 for the nine months ended September 30, 2008 and 2007, respectively.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Numerator:

Net income	$2,339	$8,008	$9,200	$17,138

Denominator:

Weighted average common shares outstanding — basic	31,047	32,264	31,980	32,161

Dilutive effect of:

Options and unvested restricted shares	392	1,335	624	1,209

Weighted average common shares outstanding — diluted	31,439	33,599	32,604	33,370

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (Continued)
(in thousands, except per share data unless otherwise noted)
4. Acquisition
Wisor Telecom Corporation
     In September 2008, the Company acquired Wisor Telecom Corporation (Wisor) for approximately $17 million including acquisition costs of approximately $490. At September 30, 2008 the Company had approximately $800 reserved for restructuring liabilities pursuant to EITF 95-3 with respect to consolidating facilities and paying severance. The acquisition of Wisor, a provider of software products, software based host services and professional services to telecommunication service providers, expands the Company’s products and services. The acquisition was accounted for as a purchase business combination in accordance with SFAS No. 141 and the results of operations of Wisor have been included in the accompanying consolidated statement of operations since the date of acquisition. The purchase price has been allocated preliminarily pending the finalization of a valuation as follows:

At September 10, 2008
Current assets	$2,762
Property, plant, and equipment	2,060
Other assets	312
Deferred tax assets	2,890
Intangible assets	6,079
Goodwill	7,630

Total assets acquired	21,733

Current liabilities	3,369
Long-term liabilities	777

Total liabilities assumed	4,146

Net assets acquired	17,587

     Definite-lived intangible assets consist of customer relationships and acquired technology. The Company is amortizing the value of the customer relationships on a straight-line basis over an estimated useful life of 4 years.
     The Company has currently not identified any material pre-acquisition contingencies where a liability is probable and the amount of the liability can be reasonably estimated. If information becomes available prior to the end of the purchase price allocation period which would indicate that such a liability is probable and the amount can be reasonably estimated, such items will be included in the purchase price allocation.
     The change in the carrying amount of goodwill for the nine months ended September 30, 2008 is as follows:

Total
Balance at December 31, 2007	$—
Acquisitions	7,630

Balance at September 30, 2008	$7,630

     Intangible assets consist of the following (in thousands):

		Weighted-
		Average
		Amortization
	September 30,	Period
	2008	(In Years)
	(unaudited)	(unaudited)
Intangible assets:
Customer lists and relationships	$5,562	4.0
Accumulated amortization	(81)

Customer lists and relationships, net	5,481

Acquired technology	517	4.0
Accumulated amortization	(7)

Acquired technology, net	510

Intangible assets, net	$5,991

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (Continued)
(in thousands, except per share data unless otherwise noted)
     Amortization expense related to intangible assets, which is included in depreciation and amortization expense, was approximately $88 and $0 for the three and nine months ended September 30, 2008, respectively.
5. Stockholders’ Equity
Stock Options
     The Company uses the Black-Scholes option pricing model for determining the estimated fair value for stock-based awards. The weighted-average assumptions used in the Black-Scholes option pricing model are as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Expected stock price volatility	.63	.68	.64	.61
Risk-free interest rate	3.79%	4.85%	3.93%	4.68%
Expected life of options (in years)	5.13	6.25	5.24	6.15
Expected dividend yield	0%	0%	0%	0%
     The weighted-average fair value (as of the date of grant) of the options granted was $8.20 and $20.90 per share for the three months ended September 30, 2008 and 2007, respectively, and $8.63 and $14.08 for the nine months ended September 30, 2008 and 2007, respectively. During the three and nine months ended September 30, 2008, the Company recorded total pre-tax stock-based compensation expense of $1.7 million ($1.2 million after tax or $0.04 per diluted share) and $5.1 million ($3.5 million after tax or $0.11 per diluted share), respectively, which includes both intrinsic value for equity awards issued prior to 2006 and fair value for equity awards issued after January 1, 2006. The total stock-based compensation cost related to non-vested equity awards not yet recognized as an expense as of September 30, 2008 was approximately $13.0 million. That cost is expected to be recognized over a weighted-average period of approximately 2.8 years. In May 2008, the Company amended its 2006 Equity Incentive Plan to increase the number of shares available for issuance by 2.0 million.
     The following table summarizes information about stock options outstanding.

		Options Outstanding
			Option
	Shares	Number	Exercise Price	Weighted-
	Available	of	per Share	Average
	for Grant	Shares	Range	Exercise Price
Balance at December 31, 2007	754	2,831	$0.29 - 42.77	$15.51
Options granted	(740)	740	$9.07 - 35.62	$13.99
Options exercised	—	(160)	$0.29 - 15.44	$4.97
Options forfeited	327	(327)	$0.29 - 42.77	$25.32
Expansion of Pool in May 2008	2,000	—

Balance at September 30, 2008	2,341	3,084	$0.29 - 38.62	$14.66

     A summary of the Company’s non-vested restricted stock at September 30, 2008, and changes during the nine months ended September 30, 2008, is presented below:

Number of
Non-Vested Restricted Stock	Awards
Non-vested at January 1, 2008	180
Granted	25
Vested	(51)
Forfeited	(19)

Non-vested at September 30, 2008	135

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (Continued)
(in thousands, except per share data unless otherwise noted)
Treasury Stock
     On May 5, 2008, the Company’s board of directors authorized a stock repurchase program to purchase up to $25 million of the Company’s outstanding common stock. The duration of the repurchase program is up to twelve months. Under the program, the Company may purchase shares of its common stock in the open market, through block trades or otherwise at prices deemed appropriate by the Company. The timing and amount of repurchase transactions under the program will depend on market conditions and corporate and regulatory considerations. The purchases will be funded from available working capital. The stock repurchase program may be suspended or discontinued at any time. A total of 2 million shares have been repurchased under the program for an aggregate purchase price of approximately $23.7 million. The Company classifies common stock repurchased as treasury stock on its balance sheet.
6. Legal Matters
     On September 5, 2008, September 18, 2008, and September 23, 2008, three complaints were filed against the Company and certain of its officers and directors in the United States District Court for the District of New Jersey purportedly on behalf of a class of shareholders who purchased our common stock between February 4, 2008 and June 9, 2008. The plaintiffs in each complaint assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. They allege that certain of the Company’s public disclosures regarding its financial prospects between February 4, 2008 and May 6, 2008 were false and/or misleading. The principal allegation set forth in each complaint is that the Company issued misleading statements concerning its business prospects relating to the activation of Apple Inc.’s iPhone product. The plaintiffs seek compensatory damages, costs, fees, and other relief within the Court’s discretion. The Company believes that these claims are without merit, and it intends to defend against all of the claims vigorously. Due to the inherent uncertainties of litigation, the Company cannot predict the outcome of the actions at this time, and can give no assurance that these claims will not have a material adverse effect on its financial position or results of operations.
     On October 23, 2008, a complaint was filed in the state court of New Jersey against certain of the Company’s officers and directors, purportedly derivatively on behalf of the Company. This complaint asserts claims for breach of fiduciary duty with respect to the disclosures that also are the subject of the complaints described above. This complaint also asserts that the named officers breached their fiduciary duties when they allegedly sold the Company’s securities on the basis of material non-public information in 2008. The Company is also named as a nominal defendant in this complaint, although the actions are derivative in nature and purportedly asserted on the Company’s behalf. The plaintiffs seek compensatory damages, costs, fees, and other relief within the Court’s discretion. The Company is in the process of evaluating the claims in this complaint. Due to the inherent uncertainties of litigation, the Company cannot predict the outcome of the action at this time, and can give no assurance that the claims in this complaint will not have a material adverse effect on the Company’s financial position or results of operations.
7. Subsequent Event-R&D Tax Credit
     On October 3, 2008, the United States Congress passed the Emergency Economic Stabilization Act of 2008. As part of this act, the R&D tax credit has been extended for 2008 and 2009. As a result, the Company expects its effective tax rate will be favorably impacted for 2008. The Company is currently evaluating the impact of this legislation on its financial statements.

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
     Our industry-leading customers include wireline, wireless, VoIP and cable MSO companies including AT&T Inc., Sprint Nextel, Embarq, Vonage Holdings, British Telecom, Cablevision Systems Corporation, Global Crossing, Level 3 Communications, Charter Communications, Verizon Business Solutions, Clearwire, Time Warner Cable and Comcast. These customers use our platforms and technology and services to manage both consumer and business customers, including over 300 of the Fortune 500 companies.
Revenues
     We generate a substantial portion of our revenues on a per-transaction basis, most of which is derived from contracts that extend up to 48 months from execution. For the three months ended September 30, 2008, we derived approximately 80% of our revenues from transactions processed. Most of the remainder of our revenues were generated by professional services.
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
     We currently derive a significant portion of our revenues from one customer, AT&T. For the three months ended September 30, 2008, AT&T accounted for approximately 66% of our revenues, compared to 78% for the three months ended September 30, 2007. Our five largest customers, AT&T, Vonage, Level 3 Communications, Comcast and Cablevision, accounted for approximately 89% of our revenues for the three months ended September 30, 2008, compared to 93% of our revenues for the three months ended September 30, 2007. See “Risk Factors” for certain matters bearing risks on our future results of operations.

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
     Depreciation relates to our property and equipment and includes our network infrastructure and facilities. Amortization relates to the customer lists and technology acquired from Wisor.
Current Trends Affecting Our Results of Operations
     We have experienced increased demand for our services, which has been driven by market trends such as various forms of order provisioning, local number portability, the implementation of new technologies, subscriber growth, competitive churn, network changes and consolidations in the industry. In particular, the emergence of order provisioning of e-commerce transactions for wireless, VoIP, LNP, and other communication services surrounding the convergence of bundled services has increased the need for our services and we believe will continue to be a source of growth for our company.
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
     To support the growth driven by the industry trends mentioned above, we continue to look for opportunities to improve our operating efficiencies, such as the utilization of offshore technical and non-technical resources for our exception handling center management. We believe that these opportunities will continue to provide future benefits and position us to support revenue growth. In addition, we anticipate further automation of the transactions generated by our more mature customers and additional transaction types. These development efforts are expected to reduce exception handling costs. Loss of revenue related to the activation of iPhones on AT&T’s network, which is a higher gross margin transaction because of higher levels of automation, caused total gross margins for the three months ended September 30, 2008 to decline compared to the same period last year. However, as transactions mature and become more automated, we expect gross margins relating to these transactions to grow in the future.

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
     There were no significant changes in our critical accounting policies and estimates during the three months ended September 30, 2008. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended December 31, 2007 for a more complete discussion of our critical accounting policies and estimates.

Results of Operations
Three months ended September 30, 2008 compared to the three months ended September 30, 2007
     The following table presents an overview of our results of operations for the three months ended September 30, 2008 and 2007.

	Three Months Ended				Three Months Ended
	September 30,				September 30,
	2008		2007		2008 vs. 2007
		% of		% of		%
	$	Revenue	$	Revenue	$ Change	Change
			(in thousands)
Net revenue	$26,335	100.0%	$34,477	100.0%	$(8,142)	(23.6)%

Cost of services*	13,547	51.4%	15,601	45.3%	(2,054)	(13.2)%
Research and development	2,683	10.2%	2,948	8.6%	(265)	(9.0)%
Selling, general and administrative	4,946	18.8%	4,992	14.5%	(46)	(0.9)%
Depreciation and amortization	1,636	6.2%	1,375	4.0%	261	19.0%

	22,812	86.6%	24,916	72.3%	(2,104)	(8.4)%

Income from operations	$3,523	13.4%	$9,561	27.7%	$(6,038)	(63.2)%

*	Cost of services excludes depreciation which is shown separately.
     Net Revenue. Net revenues decreased $8.1 million to $26.3 million for the three months ended September 30, 2008, compared to the three months ended September 30, 2007. This decline was due primarily to decreased revenues associated with the activation of iPhones on AT&T’s network; net revenues related to AT&T decreased $9.4 million to $17.4 million for the three months ended September 30, 2008 compared to the same period in 2007. AT&T represented 66% and 78% of our revenues for the three months ended September 30, 2008 and 2007, respectively. Net revenues outside of AT&T generated $8.9 million of our revenues during the three months ended September 30, 2008 as compared to $7.7 million during the three months ended September 30, 2007. Net revenues outside of AT&T represented 34% and 22% of our revenues during the three months ended September 30, 2008 and 2007, respectively. Transaction revenues recognized for the three months ended September 30, 2008 and 2007 represented 80% or $21.0 million and 88% or $30.5 million of net revenues, respectively. This reduction in transactional revenue is primarily attributed to a decrease in revenues related to activations of iPhones on AT&T’s network. Professional service revenues increased as a percentage of sales to 18% or $4.7 million for the three months ended September 30, 2008, compared to 11% or $3.7 million for the previous three months ended September 30, 2007. This percentage increase is principally due to a lower total revenue base as transaction revenue declined while professional services increased by $1.0 million.
Expense
     Cost of Services. Cost of services decreased $2.1 million to $13.5 million for the three months ended September 30, 2008, compared to the three months ended September 30, 2007, due primarily to a decrease of $2.2 million in personnel and related costs and third party consulting service costs required to support transaction volumes submitted to us by our customers. This decrease in cost of services corresponds to the decrease in revenue for the period due primarily to declining volume associated with activation of iPhones on AT&T’s network. This decrease was partially offset by $142 in additional stock-based compensation expense. Cost of services as a percentage of revenues increased to 51.4% for the three months ended September 30, 2008, as compared to 45.3% for the three months ended September 30, 2007, due to a decline in transaction revenue associated with activation of iPhones on AT&T’s network and lower automation rates experienced as we add new customer business.

     Research and Development. Research and development expense decreased $265 to $2.7 million for the three months ended September 30, 2008, compared to the three months ended September 30, 2007, due to a reduced use of outside consultants. Research and development expense as a percentage of revenues increased to 10.2% for the three months ended September 30, 2008, as compared to 8.6% for the three months ended September 30, 2007 due to a lower revenue base for comparative purposes.
     Selling, General and Administrative. Selling, general and administrative expense decreased $46 to $4.9 million for the three months ended September 30, 2008, compared to the three months ended September 30, 2007. Selling, general and administrative expense as a percentage of revenues increased to 18.8% for the three months ended September 30, 2008, as compared to 14.5% for the three months ended September 30, 2007 due to a lower revenue base for comparative purposes and primarily due to increases in stock-based compensation expense of $637, partially offset by a decrease in personnel and related costs of $504.
     Depreciation and amortization. Depreciation and amortization expense increased $261 to $1.6 million for the three months ended September 30, 2008, compared to the same period in 2007, due to continued growth in the invested value of our infrastructure and amortization of intangibles related to Wisor acquisition of $88. Depreciation and amortization expense as a percentage of revenues increased to 6.2% for the three months ended September 30, 2008, as compared to 4.0% for the same period in 2007.
     Income from Operations. Income from operations decreased $6.0 million to $3.5 million for the three months ended September 30, 2008, compared to the same period in 2007. Income from operations decreased as a percentage of revenues to 13.4% for the three months ended September 30, 2008, as compared to 27.7% for the three months ended September 30, 2007. This decrease was primarily due to lower gross margin due to a decline in transaction revenue and lower automation rates.
     Income Tax. Our effective tax rate was approximately 41.6% and approximately 23.9% during the three months ended September 30, 2008 and 2007, respectively. Our effective rate was lower last year due to the recognition of a net cumulative R&D tax credit of approximately $1.2 million during the three months ended September 30, 2007. We review the expected annual effective income tax rate and make changes on a quarterly basis as necessary based on certain factors such as changes in forecasted annual operating income, changes to the actual and forecasted permanent book-to-tax differences, or changes resulting from the impact of a tax law change. During the three months ended September 30, 2008 and 2007, we recognized approximately $1.7 million and $2.5 million in related tax expense, respectively. As a result of the recent passage of the Emergency Economic Stabilization Act of 2008, we expect our effective tax rate will be favorably impacted for the remainder of 2008. We are currently evaluating the impact of this legislation on our financial statements.
Nine months ended September 30, 2008, compared to the nine months ended September 30, 2007
     The following table presents an overview of our results of operations for the nine months ended September 30, 2008 and 2007.

	Nine Months Ended				Nine Months Ended
	September 30,				September 30,
	2008		2007		2008 vs 2007
		% of		% of		%
	$	Revenue	$	Revenue	$ Change	Change
			(in thousands)
Net revenue	$79,760	100.0%	$87,127	100.0%	$(7,367)	(8.5)%

Cost of services*	38,819	48.7%	39,748	45.6%	(929)	(2.3)%
Research and development	7,493	9.4%	7,414	8.5%	79	1.1%
Selling, general and administrative	15,074	18.9%	12,862	14.8%	2,212	17.2%
Depreciation and amortization	4,581	5.7%	3,752	4.3%	829	22.1%

	65,967	82.7%	63,776	73.2%	2,191	3.4%

Income from operations	$13,793	17.3%	$23,351	26.8%	$(9,558)	(40.9)%

*	Cost of services excludes depreciation which is shown separately.

     Net Revenue. Net revenues decreased $7.4 million to $79.8 million for the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007. This decline was due primarily to decreased revenues associated with the activation of iPhones on AT&T’s network. Net revenues related to AT&T decreased $12.0 million to $54.7 million for the nine months ended September 30, 2008 compared to the same period in 2007. AT&T represented 69% and 77% of our revenues for the nine months ended September 30, 2008 and 2007, respectively. Net revenues outside of AT&T generated $25.0 million of our revenues during the nine months ended September 30, 2008 as compared to $20.4 million during the nine months ended September 30, 2007. Net revenues outside of AT&T represented 31% and 24% of our revenues during the nine months ended September 30, 2008 and 2007, respectively. Transaction revenues recognized for the nine months ended September 30, 2008 and 2007 represented 82% or $65.4 million and 85% or $74.4 million of net revenues, respectively. Professional service revenues as a percentage of sales were 16% or $13.1 million for the nine months ended September 30, 2008, compared to 14% or $12.0 million for the nine months ended September 30, 2007.
Expense
     Cost of Services. Cost of services decreased $929 to $38.8 million for the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007. Personnel and related costs and third party consulting service costs for management of exception handling decreased $2.1 million partially offset by an increase in stock-based compensation expense of $513. Also, additional telecommunication and maintenance expense in our data facilities contributed approximately $454 to the increase in cost of services. Cost of services as a percentage of revenues increased to 48.7% for the nine months ended September 30, 2008, as compared to 45.6% for the nine months ended September 30, 2007, due to a decline in higher margin for the revenue associated with the activation of iPhones on AT&T’s network, and a decrease in automation rates experienced as we add new customer business.
     Research and Development. Research and development expense increased $79 to $7.5 million for the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007, due to increases in stock compensation partially offset by a reduced use of outside consultants. Research and development expense as a percentage of revenues increased to 9.4% for the nine months ended September 30, 2008, as compared to 8.5% for the nine months ended September 30, 2007.
     Selling, General and Administrative. Selling, general and administrative expense increased $2.2 million to $15.1 million for the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007, due primarily to increased stock-based compensation expense of $2.1 million. Selling, general and administrative expense as a percentage of revenues increased to 18.9% for the nine months ended September 30, 2008, as compared to 14.8% for the nine months ended September 30, 2007.
     Depreciation and Amortization. Depreciation and amortization expense increased $829 to $4.6 million for the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007, due to continued growth in the invested value of our infrastructure. Depreciation and amortization expense as a percentage of revenues increased to 5.7% for the nine months ended September 30, 2008, as compared to 4.3% for the nine months ended September 30, 2007.
     Income from Operations. Income from operations decreased $9.6 million to $13.8 million for the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007. Income from operations decreased as a percentage of revenues to 17.3% for the nine months ended September 30, 2008, as compared to 26.8% for the nine months ended September 30, 2007. This decrease was primarily due to lower revenues and gross profits.
     Income Tax. Our effective tax rate was approximately 41.6% and approximately 34.6% during the nine months ended September 30, 2008 and 2007, respectively. Our effective rate was lower last year due to the recognition of a net cumulative R&D tax credit of approximately $1.2 million during the third quarter. We review the expected annual effective income tax rate and make changes on a quarterly basis as necessary based on certain factors such as changes in forecasted annual operating income, changes to the actual and forecasted permanent book-to-tax differences, or changes resulting from the impact of a tax law change. During the nine months ended September 30, 2008 and 2007, we recognized approximately $6.6 million and $9.1 million in related tax expense, respectively. As a result of the recent passage of the Emergency Economic Stabilization Act of 2008, we expect our effective tax rate will be favorably impacted for the remainder of 2008. We are currently evaluating the impact of this legislation on our financial statements.

Liquidity and Capital Resources
     Our principal source of liquidity has been cash provided by operations and cash provided from our initial public offering (IPO) which was completed on June 20, 2006. The net proceeds from our IPO and the exercise of the over-allotment option by our IPO underwriters were approximately $52.8 million, which enabled us to strengthen our balance sheet. Our cash, cash equivalents and marketable securities balance was $73.3 million at September 30, 2008, a decrease of $22.6 million as compared to the end of 2007. This decrease was due primarily to the repurchase of $23.7 million of our common stock and the acquisition of Wisor for net cash of approximately $17 million partially offset by $18.1 million of cash provided by operating activities for the nine months ended September 30, 2008. We anticipate that our principal uses of cash in the future will be to fund the expansion of our business through both organic growth as well as possible acquisition activities and to expand our customer base internationally. Uses of cash will also include facility expansion, capital expenditures and working capital.
     On May 5, 2008, our board of directors authorized a stock repurchase program to purchase up to $25 million of our outstanding common stock. The duration of the repurchase program is up to twelve months. Under the program, we may purchase shares of our common stock in the open market, through block trades or otherwise at prices deemed appropriate by us. The timing and amount of repurchase transactions under the program will depend on market conditions and corporate and regulatory considerations. The purchases will be funded from available working capital. The stock repurchase program may be suspended or discontinued at any time. Under the program, we have repurchased a total of 2 million shares for an aggregate purchase price of approximately $23.7 million.
Discussion of Cash Flows
     Cash flows from operations. Net cash provided by operating activities for the nine months ended September 30, 2008 was $18.1 million compared to $16.9 million for the nine months September 30, 2007. The increase of $1.1 million is primarily due to a decrease to accounts receivable of $14.0 million due to lower revenue during the nine months ended September 30, 2008 compared to the same period in 2007 partially offset by a decrease to accrued expenses of $3.5 million, a decrease to accounts payable of $1.9 million and a decrease to net income of $7.9 million from September 30, 2007.
     Cash flows from investing. Net cash used in investing activities for the nine months ended September 30, 2008 was $21.5 million compared to $8.7 million for the nine months September 30, 2007. The increase of $12.8 million was primarily due to the $17.4 million net cash outflow for the acquisition of Wisor , partially offset by decreased purchases of fixed assets of $6.9 million offset by a net change in investments of marketable securities of $2.4 million. Expenditures related to fixed assets in 2007 were higher than 2008 due to increased spending to support customer initiatives that required a higher volume of transactions.
     Cash flows from financing. Net cash used in financing activities for the nine months ended September 30, 2008 was $21.4 million compared to cash provided by financing activities of $593 for the nine months ended September 30, 2007. In May 2008, we initiated a stock repurchase program and have repurchased 2 million shares for an aggregate purchase price of approximately $23.7 million. The remaining difference was due to decreased net proceeds from the issuance of common stock of $318 through the exercise of stock options, increased tax benefits received from the exercise of stock options of $1.6 million and decreased repayments of an equipment loan of $500.
     We believe that our existing cash and cash equivalents, the cash generated from our IPO and cash generated from our operations will be sufficient to fund our operations for the next twelve months.
Effect of Inflation
     Although inflation generally affects us by increasing our cost of labor and equipment, we do not believe that inflation has had any material effect on our results of operations for the three months ended September 30, 2008 and 2007.
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
     In December 2007, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 110 (“ SAB 110 ”). SAB 110 amends and replaces Question 6 of Section D.2 of Topic 14, Share-Based Payment. SAB 110 expresses the views of the staff regarding the use of the “simplified” method in developing an estimate of expected term of “plain vanilla” share options in accordance with FASB Statement No. 123(R), Share Based Payment. The use of the “simplified” method was scheduled to expire on December 31, 2007. SAB 110 extends the use of the “simplified” method for “plain vanilla” awards in certain situations. We currently use the “simplified” method to estimate the expected term for share option grants as it does not have enough historical experience to provide a reasonable estimate due to the limited period our equity shares have been publicly traded. We will continue to use the “simplified” method until we have enough historical experience to provide a reasonable estimate of expected term in accordance with SAB 110.
     In December 2007, the Financial Accounting Standards Board, or FASB, issued SFAS No. 141(R), Business Combinations, or SFAS No. 141 (R), which replaces SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. Early adoption of this standard is prohibited. We do not currently expect SFAS No. 141(R) to have a material impact on our consolidated financial statements.
Off-Balance Sheet Arrangements
     We had no off-balance sheet arrangements as of September 30, 2008 and December 31, 2007.
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
     The primary objective of our investment activities is to preserve our capital for the purpose of funding operations, while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and short- and long-term investments in a variety of securities, which could include commercial paper, money market funds and corporate debt securities. Our cash and cash equivalents at September 30, 2008 and December 31, 2007 were invested in liquid money market accounts. All market-risk sensitive instruments were entered into for non-trading purposes. We do not expect the current rate of inflation to have a material impact on our business.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures.
     Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2008. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of September 30, 2008, the end of the period covered by this quarterly report, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
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
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     On September 5, 2008, September 18, 2008, and September 23, 2008, three complaints were filed against us and certain of our officers and directors in the United States District Court for the District of New Jersey purportedly on behalf of a class of shareholders who purchased our common stock between February 4, 2008 and June 9, 2008. The plaintiffs in each complaint assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. They allege that certain of our public disclosures regarding our financial prospects between February 4, 2008 and May 6, 2008 were false and/or misleading. The principal allegation set forth in each complaint is that we issued misleading statements concerning our business prospects relating to the activation of Apple Inc.’s iPhone product. The plaintiffs seek compensatory damages, costs, fees, and other relief within the Court’s discretion. We believe that these claims are without merit, and we intend to defend against all of the claims vigorously. Due to the inherent uncertainties of litigation, we cannot predict the outcome of the actions at this time, and can give no assurance that these claims will not have a material adverse effect on our financial position or results of operations.
     On October 23, 2008, a complaint was filed in the state court of New Jersey against certain of our officers and directors, purportedly derivatively on behalf of us. This complaint asserts claims for breach of fiduciary duty with respect to the disclosures that also are the subject of the complaints described above. This complaint also asserts that the named officers breached their fiduciary duties when they allegedly sold our securities on the basis of material non public information in 2008. We are also named as a nominal defendant in this complaint, although the actions are derivative in nature and purportedly asserted on our behalf. The plaintiffs seek compensatory damages, costs, fees, and other relief within the Court’s discretion. We are in the process of evaluating the claims in the complaint. Due to the inherent uncertainties of litigation, we cannot predict the outcome of the action at this time, and can give no assurance that the claims in this complaint will not have a material adverse effect on our financial position or results of operations.
     We are not currently subject to any other legal proceedings that could have a material adverse effect on our operations; however, we may from time to time become a party to various legal proceedings arising in the ordinary course of our business.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     On May 5, 2008, our board of directors authorized a stock repurchase program to purchase up to $25 million of our outstanding common stock. The duration of the repurchase program is up to twelve months. Under the program, we may purchase shares of our common stock in the open market, through block trades or otherwise at prices deemed appropriate under our program. The timing and amount of repurchase transactions under our program will depend on market conditions and corporate and regulatory considerations. The purchases will be funded from available working capital. The stock repurchase program may be suspended or discontinued at any time. As of September 30, 2008, a total of 2,000 shares of our common stock have been repurchased for an aggregate purchase price of approximately $23.7 million. We classify common stock repurchased as treasury stock on our balance sheet.

     The following table provides information with respect to our stock repurchases during the third quarter of 2008:

			Total Number of
			Shares	Approximate
			Purchased as	Dollar Value
			Part of	That May Yet
	Total Number of	Average Price	Publicly	be Purchased
	Shares	Paid	Announced	under the
	Purchased	Per Share (1)	Program	Program
July 1, 2008 to July 31, 2008	500,000	$10.38	500,000	$9,365,060
August 1, 2008 to August 31, 2008	500,000	12.86	500,000	$2,933,934
September 1, 2008 to September 30, 2008	125,000	13.17	125,000	$1,287,146

Total	1,125,000	$11.86	1,125,000

(1)	Average price paid per share includes commissions paid in connection with our publicly announced share repurchase program and is rounded to the nearest two decimal places.
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

November 10, 2008