Form 10-K
period 2008-12-31
SYNCHRONOSS TECHNOLOGIES INC
filed 2009-03-13
CIK 1131554

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 000-52049

SYNCHRONOSS TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	06-1594540 (IRS Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant as of June 30, 2008, based upon the closing price of the common stock as reported by The NASDAQ Stock Market on such date was approximately $187 million.

As of February 27, 2009, a total of 30,989,993 shares of the Registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference to portions of the registrant’s definitive Proxy Statement for its 2009 Annual Meeting of Stockholders (the “Proxy Statement”), which is expected to be filed not later than 120 days after the registrant’s fiscal year ended December 31, 2008. Except as expressly incorporated by reference, the Proxy Statement shall not be deemed to be a part of this report on Form 10-K.

SYNCHRONOSS TECHNOLOGIES, INC.

FORM 10-K

DECEMBER 31, 2008

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

General

We are a leading provider of on-demand transaction management platforms that enable communications service providers (CSPs), equipment manufacturers with embedded connectivity (e.g., handsets, mobile internet devices, laptops, cameras, etc.) (EMECs) and other customers to automate subscriber activation, order management and service provisioning from any channel (e.g., e-commerce, telesales, customer stores and other retail outlets, etc.) to any communication service (e.g., wireless, high speed access, local access, IPTV, cable, satellite TV, etc.) across any device type.

Our ConvergenceNow® platforms (including ConvergenceNow® Plus+ and InterconnectNowtm) provide end-to-end seamless integration between customer-facing channels/applications, communication services, devices and “back-office” infrastructure-related systems and processes. Our customers rely on our Web-based solutions and technology to automate the process of activating customers while delivering additional communication services, including new service offerings and ongoing customer care. Our ConvergenceNow® platforms are designed to be flexible and scalable to enable multiple converged communication services to be managed across multiple distribution channels, including e-commerce, telesales, customer stores and other retail outlets, etc., allowing us to meet the rapidly changing and converging services offered by our customers. By simplifying the processes associated with managing our customers’ subscribers’ experience for ordering and activating services through the use of our ConvergenceNow® platforms to automate and integrate their disparate systems, we enable our customers to acquire, retain and service subscribers quickly, reliably and cost-effectively.

Our industry-leading customers include AT&T Inc., British Telecom, Cablevision, Charter Communications, Clearwire, Comcast, Cox Communications, Embarq, Fairpoint, Frontier, Global Crossing, Level 3 Communications, RaySat Broadcasting Corporation, Sprint Nextel, Time Warner Cable, Time Warner Telecom, Verizon Business Solutions, Verizon Wireless, Vodafone, Vonage Holdings, and XO Communications. These customers utilize our platforms, technology and services to service both consumer and business customers, including over 300 of the Fortune 500 companies.

We were incorporated in Delaware in 2000. Our web address is www.synchronoss.com. On this Website, we post the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the U.S. Securities and Exchange Commission (SEC): our annual reports on Form 10-K, quarterly reports on Form 10-Q, our current reports on Form 8-K, our proxy statement on Form 14A related to our annual stockholders’ meeting and any amendments to those reports or statements filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. All such filings are available on the Investor Relations portion of our Website free of charge. The contents of our Website are not intended to be incorporated by reference into this Form 10-K or in any other report or document we file.

Synchronoss’ ConvergenceNow® Platforms

Our ConvergenceNow® platforms, which are derived from our original transaction management platform, ActivationNow® provide comprehensive on-demand, end-to-end order processing, transaction management and service provisioning through multiple channels including e-commerce, telesales, customer retail stores and other retail outlets. Our ConvergenceNow® platforms were designed to be flexible, scalable, open and on-demand, and to offer a unique end-to-end solution for managing transactions for a wide range of existing communication services and digital content services as well as to allow for rapid activation of new services and embedded communication devices. Our ConvergenceNow® platforms expand the capabilities of our ActivationNow® platform to enable an environment with a single point of access (i.e., handheld devices or desktops) to numerous communication services.

Our ConvergenceNow® Plus+ platform offers all of the features of our core ConvergenceNow® platform and extends those features into more transaction areas required to enable subscriber management for emerging devices. In addition, ConvergenceNow® Plus+ is specifically designed to support embedded communication devices, such as smart phones, mobile internet devices, laptops and wirelessly enabled consumer electronics such as cameras and global positioning system devices. Specifically, ConvergenceNow® Plus+ supports, among other transaction areas, credit card billing, inventory management, and trouble ticketing, none of which is supported by our ConvergenceNow® platform. Our InterconnectNowtm platform supports the physical transactions involved in customer activation and service such as managing access service requests, local service requests, local number portability, and directory listings.

In addition to handling large volumes of customer transactions quickly and efficiently, our platforms are designed to recognize, isolate and address transactions when there is insufficient information or other erroneous process elements. This knowledge enables us to adapt our solutions to automate a higher percentage of transactions over time, further improving the value of our solutions to our customers. Our ConvergenceNow® platforms also offer a centralized reporting platform that provides intelligent, real-time analytics around the entire workflow related to any transaction. This reporting allows our customers to appropriately identify buying habits and trends, define their subscriber’s segments and pin-point areas where their business has increased. The automation and ease of integration of our platforms were designed to enable our customers to lower the cost of new subscriber acquisitions, enhance the accuracy and reliability of customer transactions thus reducing the inbound service call volumes, and respond rapidly to competitive market conditions. Our platforms offer flexible, scalable solutions backed by service level agreements (SLAs) and exception handling.

Our platforms manage transactions relating to a wide range of existing communications and digital content services across the different segments of our customers. For example, we enable wireless providers to conduct business-to-consumer, or B2C, and business-to-business, or B2B, transactions. The capabilities of our platforms were designed to provide our customers with the opportunity to improve operational performance and efficiencies and rapidly deploy new services. They were also designed to provide customers the opportunity to improve performance and efficiencies for activating and managing subscriber management processes for new devices with communication services.

Our platforms are designed to be:

Highly Automated:  We designed our platforms to eliminate manual processes and to automate otherwise labor-intensive tasks, thus improving operating efficiencies, order accuracy and reducing costs. By tracking every order and identifying those that are not provisioned properly, our platforms were designed to substantially reduce the need for manual intervention and reduce unnecessary customer service center calls. The technology of our platforms automatically guides a customer’s request for service through the entire series of required steps.

Predictable and Reliable Customer Experience:  We are committed to providing high-quality, dependable services to our customers. To ensure reliability, system uptime and other service offerings, our transaction management is guaranteed through SLAs. Our platforms are complete customer management solutions, including exception handling, which we believe is one of the main factors that differentiates us from our competitors. In performing exception handling, our platforms recognize and isolate transaction orders that are not configured to specifications, process them in a timely manner and communicate these orders back to our customers, thereby improving efficiency and reducing backlog. If manual intervention is required, our exception handling is outsourced to centers located in India, Canada and the United States. Additionally, our database design preserves data integrity while ensuring fast, efficient, transaction-oriented data retrieval methods.

Seamless:  Our platforms integrate information across our customer’s entire operation, including subscriber information, order information, product and service catalogs, network inventory and workflow information. We have built our platforms using an open design with fully-documented software interfaces, commonly referred to as application programming interfaces, or APIs. Our APIs make it easier for our customers, strategic partners and other third-parties to integrate the platforms with other software applications and to build Web-based applications incorporating third-party or customer-designed capabilities. Through our open design and alliance program, we provide our customers with superior solutions that combines our technology with best-of-breed applications with the efficiency and cost-effectiveness of commercial, packaged interfaces.

Scalable:  Our platforms are designed to process expanding transaction volumes reliably and cost effectively. While our transaction volume has increased rapidly since our inception, we anticipate substantial future growth in transaction volumes and believe our platforms are capable of scaling their output commensurately, requiring principally routine computer hardware and software updates. In addition, we believe our platforms enable our customers to offer a variety of services more quickly and to package and price their services cost effectively by integrating them with available network capacity and resources.

Value-add Reporting Tools:  Our platforms’ attributes are tightly integrated into the critical workflows of our customers. The platforms have analytical reporting capabilities that provide real-time information for every step of the relevant transaction processes. In addition to improving end-user customer satisfaction, these capabilities provide our customers with value-added insights into historical and current transaction trends. We also offer mobile reporting capabilities for key users to receive critical data about their transactions on mobile devices.

Efficient:  Our platforms’ capabilities provide what we believe to be a more cost-effective, efficient and productive approach to enabling new activations across services and channels. Our solutions allow our customers to reduce overhead costs associated with building and operating their own customer transaction management infrastructure. We also provide our customers with the information and tools to more efficiently manage marketing and operational aspects of their business.

Vehicles of Quick Concept to Market Delivery:  The automation and ease of integration of our on-demand platform allow our customers to accelerate the deployment of their services and new service offerings by shortening the time between a customer’s order and the provisioning of service or activation and enabling of an emerging device.

Demand Drivers for Our Multi-Channel Transaction Management Solutions

Our services are capable of managing a wide variety of transactions across multiple customer delivery channels and services, enabling us to benefit from increased growth, complexity and technological change in the communications industry. As the communications technology industry has evolved, new access networks, end-devices and applications with multiple services and modes have emerged. This proliferation of services and advancement of technologies, combined with their bundling (i.e., double (voice and data), triple (voice, data and video) and quadruple (voice, video, data and wireless) plays) are accelerating subscriber growth and increasing the number of transactions between customers and their subscribers.

Currently, the growth in wireless services, the proliferation of smart phones, embedded devices, voice-over-Internet-protocol (VoIP) adoption and the increasing importance of e-commerce as a sales channel, are driving demand for our transaction management solutions and subscriber management. As a result, we see an opportunity to provide our services to the high-growth market of emerging devices and bundled services (including voice, video, data and wireless) resulting from converging technology sectors. We support and target transactions ranging from initial service activations to ongoing customer lifecycle transactions, such as additions, subtractions and changes to services. The need for customers to deliver these transactions efficiently increases the need for our on-demand software platforms’ delivery model. The rapid emergence of all digital, IP-based networks is leading to development of telecommunications services that are less dependent on particular elements of network infrastructure. In this environment, customers are increasingly relying on intelligent platform solutions, such as ours, in order to quickly develop new packages of service offerings. The critical factor driving adoption of our services is shifting from cost reduction for customers, to generating new revenues via on-demand service creation, bundling, the launch of new channels (i.e., e-tailers) and the launch of emerging devices. In this environment, we believe that our on-demand capabilities will be a major value-added difference to our customers and their customers. Our transaction management solutions are available through multiple channels: e-commerce, retail stores, telesales, third-party e-tailers, and other retail outlets. Our customers value our multi-channel transaction management solutions, which we believe will be a key differentiator.

Advancements in Devices with Embedded Connectivity, Network Technology, Applications and Content.  The communications industry is moving towards a next generation mobility marketplace, which will allow both business and consumer customers to choose a wide range of connected devices or equipment with embedded connectivity supported on multiple network technologies. Developing such a seamless mobile environment, we believe will fuel a whole set of new transactions designed around providing a best-in-class activation, provisioning and managing payments experience, and delivering many forms of enhanced content and applications to increase the monthly average revenue per user (ARPU) of each individual subscriber. We believe that in the coming years, consumers will begin seeing embedded connectivity technology within a vast array of common electronic devices. We further believe that this machine-to-machine trend where devices directly talk to one another will create a truly digital home environment. According to ABI Research, the North and South American markets for devices with embedded connectivity (e.g., notebooks, digital cameras and gaming systems with internal modems and global positioning navigation systems) are expected to reach 66 million by 2012, up from an expected base of 5 million in 2009, an expected annual average growth rate of approximately 138%. As these devices proliferate, we expect that the need for an instant and seamless activation and provisioning process will increase.

Growth in Service Bundles.  With subscribers expecting CSPs to offer all services under one contract, communications companies continue the development of bundled style offerings of their available services. In this environment, more CSPs are utilizing an array of communication delivery technologies to become all-in-one providers of communication services. For example, cable companies are increasingly creating true quad-play’s (i.e., voice, video, high speed data, wireless) with the creation, acquisition and/or development of their own wireless networks. As wireless technology proliferates further into the consumer device market, we believe we will see an emergence of service bundling that surpasses the traditional perception of a quad-play, where the wireless component will encompass an added array of wireless enabled devices. Frost & Sullivan research projects revenue from service bundling will continue to grow at a compounded annual growth rate of 11% into 2013, and that by 2013, 81% of households will use some sort of service bundle. As quad-play offerings gain more traction and service bundles begin encompassing emerging devices and technologies, we believe that the level of complexity in delivering these services will increase significantly and that CSPs will need transaction management systems that can effectively handle those delivery challenges.

Continued growth of e-Commerce.  E-commerce as a distribution channel for CSPs and EMECs continues to flourish and is projected to grow at a CAGR of 22% into 2012, according to Datamonitor. Web-based commerce provides our customers with the opportunity to cost-effectively gain new subscribers, provide service and interact more effectively. Specifically Cost per Gross Add (CPGA) for a customer obtained via e-commerce can be up to 50% less than those obtained via traditional means. With the dramatic increase in Internet usage and desire to directly connect with end users over the course of the customer lifecycle, customers are increasingly focusing on e-commerce as a channel for acquisition and delivery of ongoing services. As this channel continues to experience growth, we expect that there will be an increasing need to automate the activation and provisioning process of mobile devices, and provide a best in class customer experience over the Internet.

Emergence of e-Tailers Targeting Sales of Equipment with Embedded Connectivity.  In parallel to the growth of ecommerce, e-tailers (e.g., Amazon) and traditional consumer electronics retailers (e.g., Best Buy, Costco) are aggressively pursuing the sale of activated devices over the Internet. This channel represents as much as 10% growth for some leading CSPs. Furthermore, this channel has demonstrated considerable innovation as they attempt to launch emerging devices (e.g.: Amazon’s Kindle).

Establishment of Pervasive Broadband Mobile Networks.  The establishment of multiple pervasive broadband mobile networks (e.g., Universal Mobile Telecommunications System, High-Speed Downlink Packet Access, Evolution-Data Optimized, WiMax) has provided access to CSPs, while decreasing the access charges, thus enabling the proliferation of mobile devices and equipment with embedded connectivity. As the enablement of mobile devices on these networks accelerates, we expect that the need for a best-in-class activation customer experience will rise.

Growth in on-demand delivery model.  Our on-demand business model enables delivery of proprietary solutions over the Internet as a service. As such, customers do not have to make large and risky upfront investments in software, additional hardware, extensive implementation services and additional IT staff.

Pressure on Customers to Improve Efficiency while Delivering a Superior Subscriber Experience.  Increased competition, recessionary markets, and excess network capacity have placed significant pressure on our customers to reduce costs and increase revenues. At the same time, due to deregulation, the emergence of new network technologies and the proliferation of services, the complexity of back-office operations has increased significantly. Customers with multiple back-end systems are looking for ways to help their systems interoperate for a better customer experience. In addition, customers are moving to automated provisioning systems to enable them to more easily purchase, upgrade or add new features. As a result, customers are looking for ways to offer new communications services more rapidly and efficiently to existing and new customers. Increased competition and demand for superior subscriber experience have placed significant pressure on customers to improve customer-centric processes. Customers are increasingly turning to transaction based, cost effective, scalable and automated third-party solutions that can offer guaranteed levels of service delivery.

Our Growth Strategy

Our growth strategy is to establish our ConvergenceNow® platforms as the leading platforms for CSPs and EMECs, while investing in extensions of our services portfolio. We will continue to focus our technology and efforts around improving functionality, helping customers drive higher ARPU, embracing alternative channels and allowing more capabilities for ordering bundled applications and content offerings across these same complex and advanced networks.

Key elements of this strategy are:

Broaden Customer Base and Expand Offerings to Existing Customers.  As our existing customers continue to expand into new distribution channels, such as the rapidly growing e-commerce channel, they will likely need to support new types of transactions that are managed by our platforms. In addition, we believe our customers will require new transaction management solutions as they expand their subscriber customer base, which will provide us with opportunities to drive increasing amounts of volumes over our platforms. Many customers purchase multiple services from us, and we believe we are well positioned to cross-sell additional services to customers who do not currently purchase our full services portfolio. In addition, the increasing importance and expansion of Web-based e-commerce has led to increased focus by our customers on their online distribution, thus providing another opportunity for us to further penetrate into existing customers. The expansion of our AT&T relationship and the expansion of our relationship with Time Warner Cable and other customers highlights further penetration of existing customers as well as the development of a major growth initiative in consumer digital convergence.

Expand into the Equipment Manufacturers with Embedded Connectivity (EMECs).  Our technology was designed to allow our customers to bring together disparate systems and manage the ordering, activation and provisioning of communications services while expanding our role in the subscriber management process and providing them with the opportunity to lower the cost of new customer acquisition and product lifecycle management. We believe EMECs will face challenges similar to those facing our existing customers, and plan to extend our technology from the network to the interface and software that sits on the actual device. As new types of equipment or devices are deployed, we will work with our customers to enable our technology to support a “plug and play” approach to end users wishing to purchase new advanced services being offered by these customers, by automating and re-using our current platforms’ embedded roots with many of the leading service providers today across all wireless, wireline, VoIP, and high speed data networks.

Expand Into New Geographic Markets.  Although the majority of our revenue has traditionally been generated in North America, we intend to expand globally. We are in the initial stages of this expansion by focusing initially in the European Union. We believe there are opportunities to penetrate new geographic markets within the coming years. Asia/Pacific and Latin America are of particular interest, as these markets experience similar trends to those that have driven growth in North America.

Leverage the Growth of e-Commerce and e-Tailers as High Growth Channels for Service Providers. Given our success in enabling the e-commerce channel for our customers, our ConvergenceNow® platform has adopted a web-friendly architecture that enables a scalable and beneficial customer activation experience. As we continue expanding the breadth and depth of our customers’ relationships we will be leveraging our online experience to enable the growth of companies in the e-commerce channel.

Enhance Current Wireless Industry Leadership.  Capital and operating expenditure spending in the global wireless industry has grown significantly in recent years. The up-tick in spending is happening due to a myriad of advanced applications that are being offered, including wireless Internet access, multimedia messaging, games and Wi-Fi. These applications translate into new transaction types that we can meld into our workflow management system. We currently process hundreds of thousands of wireless transactions every month, which are driven by increasing numbers of wireless subscribers and by wireless subscriber churn resulting from local number portability or LNP, service provider competition and other factors.

Maintain Technology Leadership.  We intend to build upon our technology leadership by continuing to invest in research and development to increase the automation of processes and workflows and develop complementary product modules that leverage our platforms and competitive strengths, thus driving increased interest by making it more economical for customers to use us as a third-party solutions provider. In addition, we believe our close relationships with our tier-one customers will continue to provide us with valuable insights into the challenges that are creating demand for next-generation solutions.

Expand through Strategic Partnerships or Acquisitions.  During 2008, we acquired Wisor Telecom Corp., a privately held company. As we explore new opportunities, we continue to look for strategic partnerships or acquisition candidates that will enable us to enter new markets or enhance our offerings.

Continue to Exploit VoIP Industry Opportunities.  We believe continued rapid VoIP industry growth will increase the demand for our services. We have seen strong growth in residential VoIP customers and we believe we will see similar growth for commercial customers. We believe that being the trusted strategic partner to VoIP industry leaders, including Vonage Holdings, Comcast, Charter, Time Warner Cable and Cablevision, positions us well to benefit from the evolving needs, requirements and opportunities of the VoIP industry.

Products and Services

We are a leading provider of multi-channel transaction management solutions to the communications services providers and embedded connectivity equipment manufacturers marketplaces. Our offerings are designed to allow our customers to respond to market demand quickly and efficiently, optimize service offerings and to build stronger relationships with their own customers. In addition to our platforms, we offer process and workflow consulting services, development services and portal management services.

Our platforms include:

ConvergenceNow® Platforms

Our ConvergenceNow® platforms address a service provider’s needs and requirements with a flexible design which can scale with their expanding business operations. Our ConvergenceNow® platforms are engineered to meet volume requirements with a quick time to market and service level guarantees, which are important differentiators of our transaction management solutions. Each platform is a fully hosted service delivered over the Web or a dedicated communication channel. Each new customer addition comes with a specific per transaction fee and with a guaranteed service level agreement. In addition, our ConvergenceNow® platforms provide complete work flow management, including exception handling.

Our ConvergenceNow® platforms:

•	Provide what we believe to be one of the lowest costs per gross add in the communications marketplace

•	Handle extraordinary transaction volumes with our scalable platform solutions

•	Deliver speed-to-market on new and existing offerings

•	Enable multi-channel transaction management solutions to be deployed

•	Guarantee performance backed by solid business metrics and SLAs.

Designed to integrate with back-office systems, our ConvergenceNow® platforms allow work to flow electronically across our customer’s organization while providing ready access to performance and resource usage information in providing activation and subscriber management.

Our ConvergenceNow® platforms are comprised of four distinct modules, each providing solutions to the most common and critical needs of our customers.

PerformancePartner® Portal

Our PerformancePartner® portal, the first module of our ConvergenceNow® platforms, is a graphical user interface that allows entry of transaction data into the gateway. Through the PerformancePartner® portal, customers can set up accounts, renew contracts and update and submit new transactions for transaction management processing.

Gateway Manager

The Gateway Manager, the second module of our ConvergenceNow® platforms, provides the capability to fulfill multiple types of transactions. These gateways are the engines that support our customers’ front-end portals, handling hundreds of thousands of transactions on a monthly basis. Our gateways deliver a flexible architecture, supporting seamless entry and rapid time-to-market. In addition, these gateways contain business rules to interact with the customers’ back-office and third-party trading partners.

WorkFlow Manager

Our WorkFlow Manager, the third module of our ConvergenceNow® platforms, provides a seamless interaction with all third-party relationships and enables customers to have a single transaction view, including all relevant data from third-party systems. The WorkFlow Manager is designed to ensure that each customer transaction is fulfilled accurately and offers:

•	Flexible configuration to meet individual customer requirements

•	Centralized queue management for maximum productivity

•	Real-time visibility for transaction revenues management

•	Exception handling management

•	Order view available during each stage of the transactional process

•	Uniform look and integrated experience.

By streamlining all procurement processes from pre-order through service activation and billing, our WorkFlow Manager reduces many costs and time impediments that often delay the process of delivering products and services to end-users.

Visibility Manager

The fourth module of our ConvergenceNow® platforms, our Visibility Manager, provides historical trending and mobile reporting to our customers, supports best business practices and processes and allows customers to assess whether daily metrics are met or exceeded. The Visibility Manager offers:

•	A centralized reporting platform that provides intelligent analytics around the entire workflow

•	Transaction management information

•	Historical trending

•	Mobile reporting for key users to receive critical transaction data on mobile devices.

The Gateway Manager, WorkFlow Manager and Visibility Manager modules are typically deployed by many of our customers. The PerformancePartner® portal is deployed only if our customer does not have a front-end portal to interact with end-user customers. All four of our modules are designed to be open and flexible and enable rapid deployments. One critical function provided by our ConvergenceNow® platforms’ design is information management. By making information more accessible and useful, our ConvergenceNow® platforms enable a service provider to manage its business more efficiently, to provide more services with the highest possible quality and to deliver superior customer care. Our solutions offer a centralized reporting platform that provides intelligent, real-time analytics around the entire workflow related to a transaction. The Workflow Manager and the Visibility Manager identify, correct and process non-automated transactions and exceptions in real-time, which we believe are key differentiators for our solutions.

Our ConvergenceNow® platforms are designed to recognize, isolate and address transactions when there is insufficient information or other erroneous process elements through a suite of capabilities we refer to as “exception handling.” In addition we also provide process and workflow consulting services and development services. From time to time, we offer these services for a fee as part of the process of transitioning new customers onto our platforms and integrating our platform with the customer’s back office systems. These services enable our customers to more quickly realize the benefits of our transaction management platform.

Customers

Our typical customers are providers of communications services, from traditional local and long-distance services to Web-based services. We serve wireless service providers, such as AT&T, Verizon Wireless, British Telecom and Sprint Nextel, providers of VoIP services, such as Vonage, Comcast, Time Warner Cable, XO Communications and Cablevision Systems, VoIP enablers, such as Level 3 Communications, and long distance carriers, such as Verizon Business. We also serve emerging customers, such as Clearwire. We maintain strong and collaborative relationships with our customers, which we believe to be one of our core competencies and critical to our success. We are generally the only provider of the services we offer to our customers. Contracts typically extend up to 48 months in length from execution and include minimum transaction or revenue commitments from our customers. All of our significant customers may terminate their contracts for convenience upon written notice and in many cases payment of contractual penalties. Contract penalties received by the Company are immaterial to the Company’s Statements of Operations for the years ended December 31, 2008, 2007 and 2006. We have a long-standing relationship with AT&T, dating back to January 2001 when we began providing service to AT&T Wireless, which was subsequently acquired by Cingular Wireless. Through the merger of AT&T with BellSouth, Cingular Wireless has now been integrated into AT&T. We are the primary provider of e-commerce transaction management solutions to AT&T’s e-commerce channel. Our agreement with AT&T was renewed effective January 1, 2009 and runs through December of 2011. AT&T may renew this agreement for two additional one year periods. For 2008, we received 67% of our revenues from AT&T, compared to 76% of our revenues in 2007. No other customer accounted for more than 10% of our revenues in 2008.

Sales and Marketing

Sales

We market and sell our services primarily through a direct sales force and through our strategic partners. To date, we have concentrated our sales efforts on a range of CSPs and EMECs, both domestically and internationally. Typically our sales process involves an initial consultative process that allows our customers to better assess the operating and capital expenditure benefits associated with an optimal activation and provisioning architecture. Our sales teams are well trained in our ConvergenceNow® platforms and on the market trends and conditions that our customers are facing. This enables our sales teams to easily identify and qualify opportunities that are appropriate for our platform deployments to benefit these customers. Following each sale, we assign account managers to provide ongoing support and to identify additional sales opportunities. We generate leads from contacts made through trade shows, seminars, conferences, market research, our Website, customers, strategic partners and our ongoing public relations program. Due to ongoing consolidation and the increasing competition among service providers in international markets, in 2007 we expanded our sales and marketing efforts outside of North America and into the European Union.

Marketing

We focus our marketing efforts on supporting new product initiatives, creating awareness of our services and generating new sales opportunities. We base our product management strategy on an analysis of market requirements, competitive offerings and projected cost savings. Our product managers are active in numerous technology and industry forums such as Consumer Electronics Show, Cellular Telecommunications Industry Association, Groupe Spéciale Mobile Association, and National Cable & Telecommunications Association at which we demonstrate our transaction management solutions. In addition, through our product marketing and marketing communications functions, we also have an active public relations program and maintain relationships with recognized trade media and industry analysts such as International Data Corporation, Gartner, Stratecast and Yankee Group. We also manage and maintain our Web site, publish product related content, educational white papers, and conduct seminars and user group meetings. Finally, we also actively sponsor technology-related conferences and demonstrate our solutions at trade shows targeted at providers of communications services.

Operations and Technology

We leverage common, proprietary information technology platforms to deliver carrier grade services to our customers across communication and digital convergence market segments. Constructed using a combination of internally developed and licensed technologies, our platforms integrate our order management, gateway, workflow and reporting into a unified system. The platforms are secure foundations on which to build and offer additional services and maximize performance, scalability and reliability.

Exception Handling Services

We differentiate our services from both the internal and competitive offerings by handling exceptions through both our technology and human touch solutions, a substantial portion of which is provided by third-party vendors. Our business process engineers optimize each workflow; however, there are exceptions and we handle these to ensure the highest quality customer experience at the lowest cost. Our exception handling services deal with the customer communication touch points including provisioning orders, inbound calls, automated interactive voice responses (e.g., order status, address changes), Web forums, inbound and outbound email, proactive outbound calls (e.g., out-of-stock, backorders, exceptions) and self-correct order tools. These services are continuously reviewed for improved workflow and automation. We use third-party vendors in providing exception handling services, each of whom provide services under automatically renewable contracts. We believe our unique exception handling services help reduce the cost of each transaction by driving more automation, over time, into a better and more cost effective way to manage our customers’ subscriber experiences.

Data Center Facilities

For over five years, we have operated and maintained a data center in Bethlehem, Pennsylvania, and have consistently focused on the security, technology, maintenance, staffing and reliability of the data center facility. This secure facility houses all customer-facing, production, test and development systems that are the backbone of the services delivered to our customers. The facility and all systems are monitored 7 days a week, 24 hours a day, and are protected via multiple layers of physical and electronic security measures. In addition, a redundant power supply ensures constant, regulated power into the managed data facility and a back-up generator system provides power indefinitely to the facility in the event of a utility power failure. All systems in the managed data facility are monitored for availability and performance using industry standard tools such as HP OpenView®, Big Brother®, Oracle Enterprise Manager®, CiscoWorks® and Empirix OneSight®. We have entered into a lease for a new facility in Bethlehem, Pennsylvania to replace our data center and currently anticipate that this facility will be completed in the second quarter of 2009. The new facility will offer significant improvements in the areas of size, network connectivity and redundant electrical power systems and is currently expected to support our growth objectives.

Network

We use AT&T, a tier-one service provider, to provide a managed, fully-redundant network solution at our Bethlehem, Pennsylvania facility to deliver enterprise scale services to customers. Specifically, we have two OC-3 fiber optic rings, delivering 115MB/sec of highly redundant bandwidth to the Bethlehem and Bridgewater facilities. Wide Area Network connectivity between our locations is achieved via a DS-3 Multiprotocol Label Switching circuit and Internet access to each location via a dedicated DS-3. A dedicated Metro Ethernet solution is utilized to provide a data center backbone connection between our Bethlehem and Bridgewater facilities that is used for disaster recovery, should the need arise.

Disaster Recovery Facility

We operate a second data center facility at our corporate headquarters in Bridgewater, New Jersey that is used to provide a hot site for disaster recovery purposes. In the event of a major service disruption at our primary facility, production application services will be activated at the secondary facility and services will be restored in a period of time required to meet all current customer-facing service level agreements (SLAs) for availability and service delivery.

Customer Support

Our Customer Service Center (CSC) acts as an initial point of contact for all customer-related issues and requests. The CSC staff is available 7 days a week via phone, email or pager to facilitate the diagnosis and resolution of application and service related issues with which they are presented. Issues that require further investigation are immediately escalated to our product and infrastructure support teams on behalf of the customer to provide the greatest speed of problem resolution and highest levels of customer service.

Competition

Competition in our markets is intense and includes rapidly-changing technologies and customer requirements, as well as evolving industry standards and frequent product introductions. We compete primarily on the basis of the breadth of our domain expertise and our proprietary exception handling, as well as on the basis of price, time-to-market, functionality, quality and breadth of product and service offerings. We believe the most important factors making us a strong competitor include:

•	Breadth and depth of our transaction management solutions, including our exception handling technology

•	Quality and performance of our products

•	High-quality customer service

•	Ability to implement and integrate solutions

•	Overall value of our platforms

•	References of our customers.

We are aware of other software developers and smaller entrepreneurial companies that are focusing significant resources on developing and marketing products and services that will compete with our ConvergenceNow® platforms. We anticipate continued growth in the communications industry and the entrance of new competitors in the order processing and transaction management solutions market and expect that the market for our products and services will remain intensely competitive.

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

Intellectual Property

To establish and protect our intellectual property, we rely on a combination of copyright, trade secret and trademark laws, as well as confidentiality procedures and contractual restrictions. Synchronoss®, the Synchronoss logo, PerformancePartner®, ConvergenceNow® and ActivationNow® are registered trademarks of Synchronoss. In addition, we may from time to time, file patent applications to protect our intellectual property rights. In addition to legal protections, we rely on the technical and creative skills of our employees, frequent product enhancements and improved product quality to maintain a technology-leadership position. We cannot be certain that others will not develop technologies that are similar or superior to our technology. We enter into confidentiality and invention assignment agreements with our employees and confidentiality agreements with our alliance partners and customers, and we control access to and distribution of our software, documentation and other proprietary information.

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

As of December 31, 2008, we had 443 full-time employees. None of our employees are covered by any collective bargaining agreements.

Executive Officers of the Registrant

The following sets forth certain information regarding our Executive Officers as of March 2, 2009:

Name	Age	Position

Stephen G. Waldis	41	Chairman of the Board of Directors, President and Chief Executive Officer
Lawrence R. Irving	52	Executive Vice President, Chief Financial Officer and Treasurer
Robert Garcia	40	Executive Vice President and Chief Operating Officer
Omar Téllez	40	Executive Vice President and Chief Marketing Officer
Christopher S. Putnam	40	Executive Vice President of Sales
Ronald J. Prague	45	Vice President, General Counsel and Secretary
S. Andrew Cox	43	Vice President and Chief Information Officer
Mark Mendes	46	Executive Vice President of Operations
Daniel Rizer	45	Executive Vice President of Business Development
Patrick J. Doran	35	Vice President and Chief Technology Officer

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

Omar Téllez joined in June 2006 as Executive Vice President of Marketing. Before joining Synchronoss, Mr. Téllez was the Vice President of the Product Solutions Group at Openwave Systems from 2001 to 2006 and was with Booz Allen & Hamilton’s Communication Media and Technology Practice from 1996 to 2001. Mr. Tellez received a master of business administration degree from the Haas School of Business at the University of California, Berkeley, and a degree in industrial engineering from the Universidad de los Andes in Bogota, Colombia.

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

Mark Mendes, Executive Vice President of Operations, joined Synchronoss in September 2008 in connection with Synchronoss’ acquisition of Wisor Telecom Corp. where Mr. Mendes had been Chief Executive Officer since 2001. Prior to joining Wisor, from 1997 to 2001, Mr. Mendes was Chief Operating Officer and Chief Technology Officer of NET2000 Communications, Inc. Mr. Mendes received an Engineering degree and MBA Finance/MIS from Syracuse University.

Daniel Rizer joined Synchronoss in November 2008 as Executive Vice President of Business Development. Prior to joining Synchronoss, from 2005 to November 2008, Mr. Rizer held various positions with Motrocity Inc., with the last position being Chief Operating Officer. From 2002 to 2005, Mr. Rizer held various positions at IBM Corp. Mr. Rizer received a bachelor of science degree in Operations Management from Auburn University and a Master of Science in Management Information Systems from Boston University.

Patrick J. Doran has served as Vice President, Research and Development and Chief Technology Officer since April 2007. Prior to that position, Mr. Doran served in various positions at Synchronoss, including Chief Architect and Senior Software Engineer, since joining Synchronoss in 2002. Before joining Synchronoss, Mr. Doran was a Senior Development Engineer at Agility Communications from 2000 to 2002 and a Member of Technical staff at AT&T/Lucent from 1996 to 2000. Mr. Doran received a degree in Computer and Systems engineering from Rensselaer Polytechnic Institute and a masters degree in Industrial Engineering from Purdue University.

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

Risks Related to Our Business and Industry

We have Substantial Customer Concentration, with One Customer Accounting for a Substantial Portion of our 2008 Revenues.

We currently derive a significant portion of our revenues from one customer, AT&T Inc. (“AT&T”). Our relationship with AT&T dates back to January 2001 when we began providing service to AT&T Wireless, which was subsequently acquired by Cingular Wireless, and is now a division of AT&T. For the year ended December 31, 2008, AT&T accounted for approximately 67% of our revenues, compared to 76% for the fiscal year ended December 31, 2007. Our five largest customers, AT&T, Level 3 Communications, Vonage, Comcast and Cablevision, accounted for approximately 89% of our revenues for the year ended December 31, 2008, compared to 95% of our revenues for the year ended December 31, 2007.

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

The Success of Our Business Depends on the Continued Growth of Consumer and Business Transactions Related to Communications Services on the Internet.

The future success of our business depends upon the continued growth of consumer and business transactions related to communications services on the Internet. Our business growth would be impeded if the performance or perception of the Internet was harmed by security problems such as “viruses”, “worms” and other malicious programs, reliability issues arising from outages and damage to Internet infrastructure, delays in development or adoption of new standards and protocols to handle increased demands of Internet activity, increased costs, decreased accessibility and quality of service, or increased government regulation and taxation of Internet activity. The Internet has experienced, and is expected to continue to experience, significant user and traffic growth, which has, at times, caused user frustration with slow access and download times. If Internet activity grows faster than Internet infrastructure or if the Internet infrastructure is otherwise unable to support the demands placed on it, or if hosting capacity becomes scarce, our business growth may be adversely affected.

Compromises to Our Privacy Safeguards Could Impact Our Reputation.

Names, addresses, telephone numbers, credit card data and other personal identification information, or PII, is collected, processed and stored in our systems. The steps we have taken to protect PII may not be sufficient to prevent the misappropriation or improper disclosure of such PII. If such misappropriation or disclosure were to occur, our business could be harmed through reputational injury, litigation and possible damages claimed by the affected end customers. Our insurance may not cover potential claims of this type or may not be adequate to cover all costs incurred in defense of potential claims or to indemnify us for all liability that may be imposed. Concerns about the security of online transactions and the privacy of personal information could deter consumers from transacting business with us or our customers on the Internet.

Fraudulent Internet Transactions Could Negatively Impact Our Business.

Our business may be exposed to risks associated with Internet credit card fraud and identity theft that could cause us to incur unexpected expenditures and loss of revenues. Under current credit card practices, a merchant is liable for fraudulent credit card transactions when, as is the case with the transactions we process, that merchant does not obtain a cardholder’s signature. Although our customers currently bear the risk for a fraudulent credit card transaction, in the future we may be forced to share some of that risk and the associated costs with our customers. To the extent that technology upgrades or other expenditures are required to prevent credit card fraud and identity theft, we may be required to bear the costs associated with such expenditures. In addition, to the extent that credit card fraud and/or identity theft cause a decline in business transactions over the Internet generally, both the business of our customers and our business could be adversely affected.

If the Wireless Services Industry Experiences a Decline in Subscribers, Our Business May Suffer.

The wireless services industry has faced an increasing number of challenges, including a slowdown in new subscriber growth. Revenues from services performed for customers in the wireless services industry accounted for 65% of our revenues in 2008 and 76% in 2007. A continued slowdown in subscriber growth in the wireless services industry could adversely affect our business growth.

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

If We Fail to Compete Successfully With Existing or New Competitors, Our Business Could Be Harmed.

If we fail to compete successfully with established or new competitors, it could have a material adverse effect on our results of operations and financial condition. The communications industry is highly competitive and fragmented, and we expect competition to increase. We compete with independent providers of information systems and services and with the in-house departments of communications services companies. Rapid technological changes, such as advancements in software integration across multiple and incompatible systems, and economies of scale may make it more economical for customers to develop their own in-house processes and systems, which may render some of our products and services less valuable or eventually obsolete. Our competitors include firms that provide comprehensive information systems and managed services solutions, systems integrators, clearinghouses and service bureaus. Many of our competitors have long operating histories, large customer bases, substantial financial, technical, sales, marketing and other resources, and strong name recognition.

Current and potential competitors have established, and may establish in the future, cooperative relationships among themselves or with third-parties to increase their ability to address the needs of our prospective customers. In addition, our competitors have acquired, and may continue to acquire in the future, companies that may enhance their market offerings. Accordingly, new competitors or alliances among competitors may emerge and rapidly acquire significant market share. As a result, our competitors may be able to adapt more quickly than us to new or emerging technologies and changes in customer requirements, and may be able to devote greater resources to the promotion and sale of their products. These relationships and alliances may also result in transaction pricing pressure which could result in large reductions in the selling price of our services. Our competitors or our customers’ in-house solutions may also provide services at a lower cost, significantly increasing pricing pressure on us. We may not be able to offset the effects of this potential pricing pressure. Our failure to adapt to changing market conditions and to compete successfully with established or new competitors may have a material adverse effect on our results of operations and financial condition. In particular, a failure to offset competitive pressures brought about by competitors or in-house solutions developed by AT&T could result in a substantial reduction in or the outright termination of our contract with AT&T, which would have a significant negative material impact on our business.

Failures or Interruptions of Our Systems and Services Could Materially Harm Our Revenues, Impair Our Ability to Conduct Our Operations and Damage Relationships with Our Customers.

Our success depends on our ability to provide reliable services to our customers and process a high volume of transactions in a timely and effective manner. Although we have a disaster recovery facility in our Bridgewater, New Jersey corporate headquarters, our network operations are currently located in a single facility in Bethlehem, Pennsylvania that is susceptible to damage or interruption from human error, fire, flood, power loss, telecommunications failure, terrorist attacks and similar events. We could also experience failures or interruptions of our systems and services, or other problems in connection with our operations, as a result of, among other things:

•	damage to or failure of our computer software or hardware or our connections and outsourced service arrangements with third-parties.

•	errors in the processing of data by our system.

•	computer viruses or software defects.

•	physical or electronic break-ins, sabotage, intentional acts of vandalism and similar events.

•	fire, cyber attack, terrorist attack or other catastrophic event.

•	increased capacity demands or changes in systems requirements of our customers, or

•	errors by our employees or third-party service providers.

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

We are Exposed to Risks Associated with the Ongoing Financial Crisis and Weakening Global economy.

The recent severe tightening of the credit markets, disruptions in the financial markets and challenging economic conditions have adversely affected the United States and world economies, and in particular, have resulted in reduced consumer spending and reduced spending by businesses. Economic uncertainty exacerbates negative trends in consumer spending and may negatively impact the businesses of certain of our customers, which may cause a reduction in their use of our platforms and therefore a reduction in our revenues. These conditions and uncertainties about future economic conditions make it challenging for us to forecast our operating results, make business decisions, and identify the risks that may affect our business, financial condition and results of operations. It also may result in a more competitive environment, resulting in possible pricing pressure. In addition, we maintain an investment portfolio that is subject to general credit, liquidity, market and interest rate risks that may be exacerbated by deteriorating financial market conditions and, as a result, the value and liquidity of the investment portfolio could be negatively impacted and lead to impairment. If we are not able to timely and appropriately adapt to changes resulting from the difficult macroeconomic environment, our business, financial condition or results of operations may be materially and adversely affected.

We are also subject to the credit risk of our customers and customers with liquidity issues may lead to bad debt expense for us. Most of our sales are on an open credit basis, with typical payment terms of 30 days in the United States and, because of local customs or conditions, longer payment terms in some markets outside the United States. We use various methods to screen potential customers and establish appropriate credit limits, but these methods cannot eliminate all potential bad credit risks and may not prevent us from approving applications that are fraudulently completed. Moreover, businesses that are good credit risks at the time of application may become bad credit risks over time and we may fail to detect this change. We maintain reserves we believe are adequate to cover exposure for doubtful accounts. If we fail to adequately assess and monitor our credit risks, we could experience longer payment cycles, increased collection costs and higher bad debt expense. A decrease in accounts receivable resulting from an increase in bad debt expense could adversely affect our liquidity. Our exposure to credit risks may increase if our customers are adversely affected by the difficult macroeconomic environment, or if there is a continuation or worsening of the economic environment. Although we have programs in place that are designed to monitor and mitigate the associated risks, including monitoring of particular risks in certain geographic areas, there can be no assurance that such programs will be effective in reducing our credit risks or the incurrence of additional losses. Future and additional losses, if incurred, could harm our business and have a material adverse effect on our business operating results and financial condition. Additionally, to the degree that the ongoing turmoil in the credit markets makes it more difficult for some customers to obtain financing, those customers’ ability to pay could be adversely impacted, which in turn could have a material adverse impact on our business, operating results, and financial condition.

The Financial and Operating Difficulties in the Telecommunications Sector May Negatively Affect Our Customers and Our Company.

The telecommunications sector faces significant challenges resulting from excess capacity, poor operating results and financing difficulties. The sector’s financial status has at times been uncertain and access to debt and equity capital has been seriously limited. The impact of these events on us could include slower collection on accounts receivable, higher bad debt expense, uncertainties due to possible customer bankruptcies, lower pricing on new customer contracts, lower revenues due to lower usage by the end customer and possible consolidation among our customers, which will put our customers and operating performance at risk. In addition, because we operate in the telecommunications sector, we may also be negatively impacted by limited access to debt and equity capital.

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

Our business also depends upon the capacity, reliability and security of the infrastructure owned and managed by third-parties, including our vendors and customers, that is used by our technology interoperability services, network services, number portability services, call processed services and enterprise solutions. We have no control over the operation, quality or maintenance of a significant portion of that infrastructure and whether those third-parties will upgrade or improve their software, equipment and services to meet our and our customers’ evolving requirements. We depend on these companies to maintain the operational integrity of our services. If one or more of these companies is unable or unwilling to supply or expand its levels of services to us in the future, our operations could be severely interrupted. In addition, rapid changes in the communications industry have led to industry consolidation. This consolidation may cause the availability, pricing and quality of the services we use to vary and could lengthen the amount of time it takes to deliver the services that we use.

Our Failure to Protect Confidential Information and Our Network Against Security Breaches Could Damage Our Reputation and Substantially Harm Our Business and Results of Operations.

A significant barrier to online commerce is concern about the secure transmission of confidential information over public networks. The encryption and authentication technology licensed from third-parties on which we rely to securely transmit confidential information, including credit card numbers, may not adequately protect customer transaction data. Any compromise of our security could damage our reputation and expose us to risk of loss or litigation and possible liability which could substantially harm our business and results of operation. Although we carry general liability insurance, our insurance may not cover potential claims of this type or may not be adequate to cover all costs incurred in defense of potential claims or to indemnify us for all liability that may be imposed. In addition, anyone who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations. We may need to expend significant resources to protect against security breaches or to address problems caused by breaches.

If We Are Unable to Protect Our Intellectual Property Rights, Our Competitive Position Could Be Harmed or We Could Be Required to Incur Significant Expenses to Enforce Our Rights.

Our success depends to a significant degree upon the protection of our software and other proprietary technology rights, particularly our ConvergenceNow® platforms. We rely on trade secret, copyright and trademark laws and confidentiality agreements with employees and third-parties, all of which offer only limited protection. The steps we have taken to protect our intellectual property may not prevent misappropriation of our proprietary rights or the reverse engineering of our solutions. Legal standards relating to the validity, enforceability and scope of protection of intellectual property rights in other countries are uncertain and may afford little or no effective protection of our proprietary technology. Consequently, we may be unable to prevent our proprietary technology from being exploited abroad, which could require costly efforts to protect our technology. Policing the unauthorized use of our products, trademarks and other proprietary rights is expensive, difficult and, in some cases, impossible. Litigation may be necessary in the future to enforce or defend our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of management resources, either of which could materially harm our business. Accordingly, despite our efforts, we may not be able to prevent third-parties from infringing upon or misappropriating our intellectual property.

Claims By Others That We Infringe Their Proprietary Technology Could Harm Our Business.

Third-parties could claim that our current or future products or technology infringe their proprietary rights. We expect that software developers will increasingly be subject to infringement claims as the number of products and competitors providing software and services to the communications industry increases and overlaps occur. Any claim of infringement by a third-party, even those without merit, could cause us to incur substantial costs defending against the claim, and could distract our management from our business. Furthermore, a party making such a claim, if successful, could secure a judgment that requires us to pay substantial damages. A judgment could also include an injunction or other court order that could prevent us from offering our services. Any of these events could seriously harm our business. Third-parties may also assert infringement claims against our customers. These claims may require us to initiate or defend protracted and costly litigation on behalf of our customers, regardless of the merits of these claims. If any of these claims succeed, we may be forced to pay damages on behalf of our customers. We also generally indemnify our customers if our services infringe the proprietary rights of third-parties.

If anyone asserts a claim against us relating to proprietary technology or information, while we might seek to license their intellectual property, we might not be able to obtain a license on commercially reasonable terms or on any terms. In addition, any efforts to develop non-infringing technology could be unsuccessful. Our failure to obtain the necessary licenses or other rights or to develop non-infringing technology could prevent us from offering our services and could therefore seriously harm our business or results of operations.

We May Seek to Acquire Companies or Technologies, Which Could Disrupt Our Ongoing Business, Disrupt Our Management and Employees and Adversely Affect Our Results of Operations.

We have made, and in the future intend to make, acquisitions of, and investments in, companies, technologies or products in existing, related or new markets for us which we believe may enhance our market position or strategic strengths. However, we cannot be sure that any acquisition or investment will ultimately enhance our products or strengthen our competitive position. Acquisitions involve numerous risks, including but not limited to: (1) diversion of management’s attention from other operational matters; (2) inability to identify acquisition candidates on terms acceptable to us or at all, or inability to complete acquisitions as anticipated or at all; (3) inability to realize anticipated benefits; (4) failure to commercialize purchased technologies; (5) inability to capitalize on characteristics of new markets that may be significantly different from our existing markets; (6) exposure to operational risks, rules and regulations to the extent such activities are located in countries where we have not historically done business; (7) inability to obtain and protect intellectual property rights in key technologies; (8) ineffectiveness of an acquired company’s internal controls; (9) impairment of acquired intangible assets as a result of technological advancements or worse-than-expected performance of the acquired company or its product offerings; (10) unknown, underestimated and/or undisclosed commitments or liabilities; (11) excess or underutilized facilities; and (12) ineffective integration of operations, technologies, products or employees of the acquired companies. In addition, acquisitions may disrupt our ongoing operations and increase our expenses and harm our results of operations or financial condition. Future acquisitions could also result in potentially dilutive issuances of equity securities, the incurrence of debt, which may reduce our cash available for operations and other uses, an increase in contingent liabilities or an increase in amortization expense related to identifiable assets acquired, each of which could materially harm our business, financial condition and results of operations.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we include in our annual report our assessment of the effectiveness of our internal control over financial reporting and our audited financial statements as of the end of each fiscal year. We successfully completed our assessment of our internal control over financial reporting as of December 31, 2008. Our continued compliance with Section 404 will require that we incur substantial expense and expend significant management time on compliance related issues. We currently do not have an internal audit group and we will evaluate the need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. In future years, if we fail to timely complete this assessment, there may be a loss of public confidence in our internal control, the market price of our stock could decline and we could be subject to regulatory sanctions or investigations by the Nasdaq Stock Market’s National Market, the Securities and Exchange Commission or other regulatory authorities, which would require additional financial and management resources. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to timely meet our regulatory reporting obligations.

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

The trading market for our common stock will continue to depend in part on the research and reports that securities or industry analysts publish about us or our business. If we do not continue to maintain adequate research coverage or if one or more of the analysts who covers us downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price may decline. If one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price and trading volumes to decline.

Our Stock Price May Continue to Experience Significant Fluctuations.

Our stock price, like that of other technology companies, continues to fluctuate greatly. Our stock price can be affected by many factors such as quarterly increases or decreases in our earnings, speculation in the investment community about our financial condition or results of operations and changes in revenue or earnings estimates, announcement of new services, technological developments, alliances, or acquisitions by us. Additionally, the price of our common stock may continue to fluctuate greatly in the future due to factors that are non-company specific, such as the decline in the United States and/or international economies, acts of terror against the United States, war or due to a variety of company specific factors, including quarter to quarter variations in our operating results, shortfalls in revenue, gross margin or earnings from levels projected by securities analysts and the other factors discussed in these risk factors.

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

We are a Delaware corporation and the anti-takeover provisions of the Delaware General Corporation Law may discourage, delay or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the person becomes an interested stockholder, even if a change of control would be beneficial to our existing stockholders. In addition, our amended and restated certificate of incorporation and bylaws may discourage, delay or prevent a change in our management or control over us that stockholders may consider favorable. Our amended and restated certificate of incorporation and bylaws:

•	authorize the issuance of “blank check” preferred stock that could be issued by our board of directors to thwart a takeover attempt.

•	prohibit cumulative voting in the election of directors, which would otherwise allow holders of less than a majority of the stock to elect some directors.

•	establish a classified board of directors, as a result of which the successors to the directors whose terms have expired will be elected to serve from the time of election and qualification until the third annual meeting following election.

•	require that directors only be removed from office for cause.

•	provide that vacancies on the board of directors, including newly-created directorships, may be filled only by a majority vote of directors then in office.

•	limit who may call special meetings of stockholders.

•	prohibit stockholder action by written consent, requiring all actions to be taken at a meeting of the stockholders, and

•	establish advance notice requirements for nominating candidates for election to the board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We lease approximately 26,150 square feet of office space in Bridgewater, New Jersey. In addition to our principal office space in Bridgewater, New Jersey, we lease facilities and offices in Bethlehem, Pennsylvania, Fairpoint, New York, Bellevue, Washington and Bangalore, India. Our leases for the Bethlehem, Pennsylvania facility will expire in 2009 and we have entered into a ten-year lease for a new 60,000 square foot facility in Bethlehem, Pennsylvania, which is expected to be completed and available for our occupancy in the first half of 2009. For accounting purposes only, we are the “deemed owner” of this facility; see Note 12 of Notes to

Consolidated Financial Statements in Part II, item 8 of this report for further explanation of the accounting treatment. Lease terms for our other locations expire between 2009 and 2012. We believe that the facilities we now lease, including our new Bethlehem facility, are sufficient to meet our needs through at least the next 12 months. However, we may require additional office space after that time, and we are currently evaluating expansion possibilities.

ITEM 3.	LEGAL PROCEEDINGS

On September 5, 2008, September 18, 2008, and September 23, 2008, three complaints were filed against us and certain of our officers and directors in the United States District Court for the District of New Jersey purportedly on behalf of a class of shareholders who purchased our common stock between February 4, 2008 and June 9, 2008 (the “Securities Law Actions”). The plaintiffs in each complaint assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. They allege that certain of our public disclosures regarding our financial prospects during the proposed class period were false and/or misleading. The principal allegation set forth in each complaint is that we issued misleading statements concerning our business prospects relating to the activation of Apple Inc.’s iPhone product. The plaintiffs seek compensatory damages, costs, fees, and other relief within the Court’s discretion. We believe that the claims described above are without merit, and we intend to defend against all of the claims vigorously. Due to the inherent uncertainties of litigation, we cannot predict the outcome of the actions at this time, and we can give no assurance that these claims will not have a material adverse effect on our financial position or results of operations.

On October 23, 2008 and November 3, 2008, complaints were filed in the state court of New Jersey and the United States District Court for the District of New Jersey against certain of our officers and directors, purportedly derivatively on behalf of the Company (the “Derivative Suits”). The Complaints in the Derivative Suits assert that the named officers and directors breached their fiduciary duties and other obligations in connection with the disclosures that also are the subject of the Securities Law Actions described above. The Company is also named as a nominal defendant in the Derivative Suits, although the lawsuits are derivative in nature and purportedly asserted on the Company’s behalf. The plaintiffs seek compensatory damages, costs, fees, and other relief within the Court’s discretion. We are in the process of evaluating the claims in the Derivative Suits. Due to the inherent uncertainties of litigation, we cannot predict the outcome of the Derivative Suits at this time, and we can give no assurance that the claims in these complaints will not have a material adverse effect on our financial position or results of operations.

Except for the above claims, we are not currently subject to any legal proceedings that could have a material adverse effect on our operations; however, we may from time to time become a party to various legal proceedings arising in the ordinary course of our business.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended December 31, 2008.

PART II

ITEM 5.	Market Information

Our common stock is traded over-the-counter and is listed on the NASDAQ National Market under the symbol “SNCR.” We began trading on the NASDAQ National Market on June 19, 2006. The following table sets forth, for each period during the past two years, the high and low sale prices as reported by NASDAQ.

2008	High	Low

First Quarter	$37.75	$15.15
Second Quarter	$23.54	$8.93
Third Quarter	$13.98	$8.18
Fourth Quarter	$10.95	$5.52

2007	High	Low

First Quarter	$19.85	$13.47
Second Quarter	$30.83	$17.10
Third Quarter	$45.55	$26.43
Fourth Quarter	$48.03	$28.24

As of February 27, 2009, there were approximately 100 holders of record of our common stock. On February 27, 2009, the last reported sale price of our common stock as reported on the NASDAQ National Market was $9.54 per share.

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

Use of Proceeds From Public Offering of Common Stock

On June 14, 2006, our Registration Statement on Form S-1 (File No. 333-132080) relating to our public offering of our common stock, or IPO was declared effective by the SEC. The managing underwriters of our IPO were Goldman, Sachs & Co., Deutsche Bank Securities Inc. and Thomas Weisel Partners LLC. On June 20, 2006, we closed the sale of 6,532,107 shares of common stock in our IPO for net proceeds to us of $45.7 million. In July 2006, we sold an additional 959,908 shares of common stock upon the exercise of an over-allotment option granted to the underwriters for net proceeds to us of $7.1 million. No offering expenses were paid directly or indirectly to any of our directors or officers or persons owning ten percent or more of any class of our equity securities or to any other affiliates. We have invested our net proceeds of the offering in money market funds pending their use to fund our expansion. Part of our current growth strategy is to further penetrate the North American markets and continue to expand our customer base internationally. We anticipate that a portion of the proceeds of the offering will enable us to finance this expansion. In addition, we could use a portion of the proceeds of our IPO to make strategic investments in, or pursue acquisitions of, other businesses, products or technologies.

Equity Compensation Plan Information

The following table provides information as of December 31, 2008 with respect to the shares of our common stock that may be issuable under our existing equity compensation plans.

The following information is as of December 31, 2008:

	(a)	(b)	(c)
Number of Securities
Remaining Available
	Number of Securities		for Future Issuance
	to be Issued Upon	Weighted-Average	Under Equity
	Exercise of	Exercise Price of	Compensation Plans
	Outstanding Options	Outstanding	(Excluding Securities
Plan Category	and Rights	Options and Rights	Reflected in Column (a))

Equity compensation plans approved by security holders	3,682,636	$13.60	1,654,000
Equity compensation plans not approved by security holders	—	—	—

Totals	3,682,636	$13.60	1,654,000

Stock Performance Graph

The graph set forth below compares the cumulative total stockholder return on our common stock between June 19, 2006 (the date our common stock began trading on NASDAQ) and December 31, 2008, with the cumulative total return of (i) the Nasdaq Computer Index and (ii) the Nasdaq Composite Index, over the same period. This graph assumes the investment of $100 on June 19, 2006 in our common stock, the Nasdaq Computer Index and the Nasdaq Composite Index, and assumes the reinvestment of dividends, if any. The graph assumes the initial value of our common stock on June 19, 2006 was the closing sales price of $8.50 per share.

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

Company/Index	6/19/06	9/29/06	12/29/06	3/30/07	6/29/07	9/28/07	12/31/07	3/31/08	6/30/08	9/30/08	12/31/08
Synchronoss Technologies	$100	$112	$161	$205	$345	$495	$417	$236	$106	$111	$125
Nasdaq Composite Index	$100	$107	$114	$115	$123	$128	$126	$108	$109	$99	$75
Nasdaq Computer Index	$100	$111	$118	$117	$129	$136	$144	$115	$121	$102	$77

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with our consolidated financial statements and related notes and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial data included elsewhere in this Form 10-K. The selected statements of operations and the selected balance sheet data are derived from our consolidated audited financial statements.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share data)

Statements of Operations Data:
Net revenues	$110,982	$123,538	$72,406	$54,218	$27,191
Costs and expenses:
Cost of services ($0, $0, $3,714, $8,089 and $2,610 were purchased from related parties during 2008, 2007, 2006, 2005 and 2004 respectively)*	53,528	55,305	35,643	30,205	17,688
Research and development	11,049	10,629	7,726	5,689	3,324
Selling, general and administrative	21,718	18,531	10,474	7,544	4,340
Depreciation and amortization	6,656	5,237	3,267	2,305	2,127

Total costs and expenses	92,951	89,702	57,110	45,743	27,479

Income (loss) from operations	18,031	33,836	15,296	8,475	(288)
Interest and other income	2,369	3,974	2,256	258	320
Interest expense	(96)	(66)	(100)	(133)	(39)

Income (loss) before income tax expense	20,304	37,744	17,452	8,600	(7)
Income tax (expense) benefit	(8,424)	(13,988)	(7,310)	3,829	—

Net income (loss)	11,880	23,756	10,142	12,429	(7)
Preferred stock accretion	—	—	—	(34)	(35)

Net income (loss) attributable to common stockholders	$11,880	$23,756	$10,142	$12,395	$(42)

Net income (loss) attributable to common stockholders per common share:
Basic	$0.38	$0.74	$0.37	$0.57	$0.00

Diluted	$0.37	$0.71	$0.35	$0.50	$0.00

Weighted-average common shares outstanding:
Basic	31,619	32,215	27,248	21,916	10,244

Diluted	32,187	33,375	29,196	24,921	10,244

*	Cost of services excludes depreciation and amortization which is shown separately.

	As of December 31,
	2008	2007	2006	2005	2004
	(In thousands)

Balance Sheet Data:
Cash, cash equivalents and marketable securities	$78,763	$95,857	$78,952	$16,002	$10,521
Working capital	91,248	113,004	86,915	21,774	8,077
Total assets	145,319	139,018	104,925	40,208	22,784
Total stockholders’ equity (deficiency)	$124,338	$126,791	$95,273	$(4,864)	$(17,916)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This annual report on Form 10-K, particularly Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth below, contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to risks and uncertainties and are based on the beliefs and assumptions of our management as of the date hereof based on information currently available to our management. Use of words such as “believes,” “expects,” “anticipates,” “intends,” “plans,” “should,” “continues,” “likely” or similar expressions, indicate a forward-looking statement. Forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions. Actual results may differ materially from the forward-looking statements we make. We caution investors not to place substantial reliance on the forward-looking statements included in this report on Form 10-K. These statements speak only as of the date of this report (unless another date is indicated), and we undertake no obligation to update or revise the statements in light of future developments.

Overview

We are a leading provider of on-demand transaction management platforms that enable communications service providers (CSPs) and equipment manufacturers with embedded connectivity (i.e., handsets, mobile internet devices, laptops, cameras, etc.) (EMECs) and other customers to automate subscriber activation, order management and service provisioning from any channel (e.g., e-commerce, telesales, customer stores and other retail outlets, etc.) to any communication service (e.g., wireless, high speed access, local access, IPTV, cable, satellite TV, etc.) across any device type. Our ConvergenceNow® platforms (including ConvergenceNow® Plus+ and InterconnectNowtm) provide seamless integration between customer-facing channels/applications, communication services, devices and “back-office” infrastructure-related systems and processes. Our customers rely on our Web-based solutions and technology to automate the process of activating customers while delivering additional communications services including new service offerings and ongoing customer care. Our ConvergenceNow® platforms are designed to be flexible to enable multiple converged communication services to be managed across multiple distribution channels including e-commerce, telesales, customer stores and other retail outlets, allowing us to meet the rapidly changing and converging services offered by our customers. By simplifying the processes associated with managing our customers’ subscribers’ experience for ordering and activating services through the automation and integration of disparate systems, we enable our customers to acquire, retain and service subscribers quickly, reliably and cost-effectively.

Our industry-leading customers include AT&T Inc., British Telecom, Cablevision, Charter Communications, Clearwire, Comcast, Cox Communications, Embarq, Fairpoint, Frontier, Global Crossing, Level 3 Communications, RaySat Broadcasting Corporation, Sprint Nextel, Time Warner Cable, Time Warner Telecom, Verizon Business Solutions, Verizon Wireless, Vodafone, Vonage Holdings, and XO Communications. These customers utilize our platforms, technology and services to service both consumer and business customers, including over 300 of the Fortune 500 companies.

Revenues

We generate a substantial portion of our revenues on a per-transaction basis, most of which is derived from contracts that extend up to 48 months from execution. For the year ended December 31, 2008, we derived approximately 83% of our revenues from transactions processed compared to 85% for year ended December 31, 2007. Similar to previous years, most of the remainder of our revenues in 2008 were generated by professional services.

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

Current Trends Affecting Our Results of Operations

Our on-demand business model enables delivery of our proprietary solutions over the Web as a service and has been driven by market trends such as various forms of order provisioning, local number portability, the implementation of new technologies, subscriber growth, competitive churn, network changes and consolidations in the industry. In particular, the emergence of order provisioning of e-commerce transactions for wireless, VoIP, LNP, and other communication services surrounding the convergence of bundled services has increased the need for our services and we believe will continue to be a source of growth for us.

In the second quarter of 2008, we were informed by AT&T that they would be changing their process of activating the iPhone product from a process that utilized our ConvergenceNow® platform to an activation process that occurs at retail stores. This change in process requires customers to activate the iPhone at AT&T or Apple stores to discourage the practice of “unlocking” the device for use on other networks. This activation process is a service that is currently not supported by Synchronoss for AT&T. As a result of this development, our revenues for the year ended December 31, 2008 were lower, compared to the year ended December 31, 2007. Nevertheless, we exited 2008 with an iPhone revenue contribution rate in excess of $10 million annually.

To support the growth driven by the industry trends mentioned above, we continue to look for opportunities to improve our operating efficiencies, such as the utilization of offshore technical and non-technical resources for our exception handling center management. We believe that these opportunities will continue to provide future benefits and position us to support revenue growth. In addition, we anticipate further automation of the transactions generated by our more mature customers and additional transaction types. These development efforts are expected to reduce exception handling costs. Loss of revenue related to the activation of iPhones on AT&T’s network, which has a higher gross margin due to the high rate of automation, caused revenues and gross margins to decline in the year ended December 31, 2008, compared to the year ended December 31, 2007.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements in accordance with GAAP requires us to utilize accounting policies and make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingencies as of the date of the financial statements and the reported amounts of revenues and expenses during a fiscal period. The Securities and Exchange Commission (“SEC”) considers an accounting policy to be critical if it is important to a company’s financial condition and results of operations, and if it requires significant judgment and estimates on the part of management in its application. We have discussed the selection and development of the critical accounting policies with the audit committee of our board of directors, and the audit committee has reviewed our related disclosures in this report on Form 10-K. Although we believe that our judgments and estimates are appropriate, correct and reasonable under the circumstances, actual results may differ from those estimates.

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

Revenue Recognition and Deferred Revenue

We provide services principally on a transactional basis or, at times, on a fixed fee basis and recognize the revenues as the services are performed or delivered as discussed below:

Transactional Service Arrangements:  Transaction revenues consist of revenues derived from the processing of transactions through our service platforms and represented approximately 83%, 85%, and 85% of our revenues for the years ended December 31, 2008, 2007 and 2006. Transaction service arrangements include services such as equipment orders, new account set-up, number port requests, credit checks and inventory management.

Transaction revenues are principally based on a set price per transaction and are recognized based on the number of transactions processed during each reporting period. Revenues are recorded based on the total number of transactions processed at the applicable price established in the relevant contract. The total amount of revenues recognized is based primarily on the volume of transactions. As automation rates increase, transaction costs for our customer decreases.

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

Professional Service Arrangements:  Professional service revenues represented approximately 16%, 14%, and 13% of our revenues for the years ended December 31, 2008, 2007 and 2006, respectively. Professional services, when sold with transactional service arrangements, are accounted for separately when these services have value to the customer on a standalone basis and there is objective and reliable evidence of the fair value of the professional services. When accounted for separately, professional service revenues are recognized on a monthly basis, as services are performed and all other elements of revenue recognition have been satisfied.

In determining whether professional services can be accounted for separately from transaction service revenues, we consider the following factors for each professional services agreement: availability of the professional services from other vendors, whether objective and reliable evidence for fair value exists of the undelivered elements, the nature of the professional services, the timing of when the professional contract was signed in comparison to the transaction service start date and the contractual independence of the transactional service from the professional services.

If a professional service arrangement does not qualify for separate accounting, we would recognize the professional service revenues ratably over the remaining term of the transaction contract. There were no such arrangements for the years ended December 31, 2008, 2007 and 2006.

Subscription Service Arrangements:  Subscription service arrangements represented approximately 1% of our revenues for the years ended December 31, 2008 and 2007 and 2% for the year ended December 31, 2006, and relate principally to our ActivationNow® platform service which the customer accesses through a graphical user interface. We record revenues on a straight-line basis over the life of the contract for our subscription service contracts.

Deferred Revenue:  Deferred revenues represent billings to customers for services in advance of the performance of services, with revenues recognized as the services are rendered, and also includes the fair value of deferred revenues recorded as a result of the Wisor acquisition.

Service Level Standards

Pursuant to certain contracts, we are subject to service level standards and to corresponding penalties for failure to meet those standards. All performance-related penalties are reflected as a corresponding reduction of our revenues. These penalties, if applicable, are recorded in the month incurred and were not significant for the years ended December 31, 2008, 2007 and 2006.

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

Income Taxes

We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Under SFAS No. 109. Under this method, deferred income tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse or be utilized. The realization of deferred tax assets is contingent upon the generation of future taxable income. A valuation allowance is recorded if it is “more likely than not” that a portion or all of a deferred tax asset will not be realized.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”) to create a single model to address accounting for uncertain tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We adopted FIN 48 as of January 1, 2007, as required and determined that the adoption of FIN 48 did not have a material impact on our financial position and results of operations. As of December 31, 2008, and 2007 we had total unrecognized tax benefits of $893 and $678 which includes $68 and $29 for interest related to uncertain positions, respectively. Components of the reserve are classified as either current or long-term in the consolidated balance sheet based on when we expect each of the items to be settled. Accordingly, we recorded a long-term liability of $825 on our balance sheet at December 31, 2008 that would reduce the effective tax rate if recognized. We recorded interest and penalties accrued in relation to uncertain income tax positions as a component of interest expense. We did not accrue for interest or penalties as of December 31, 2006 or any period prior to 2006. Tax returns for all years 2000 and thereafter are subject to future examination by tax authorities.

In 2008, the net increase in the reserve for unrecognized tax benefits was $176 and the net increase for interest expense was $38. We expect that the amount of unrecognized tax benefits will change during fiscal year 2009; however, we do not expect the change to have a significant impact on our results of operations or financial position.

While we believe we have identified all reasonably identified exposures and that the reserve we have established for identifiable exposures is appropriate under the circumstances, it is possible that additional exposures exist and that exposures may be settled at amounts different than the amounts reserved. It is also possible that changes in facts and circumstances could cause us to either materially increase or reduce the carrying amount of our tax reserve.

Stock-Based Compensation

As of December 31, 2008, we maintain two stock-based compensation plans. Prior to January 1, 2006, we were applying the disclosure only provisions of SFAS 123, Accounting for Stock-Based Compensation (“SFAS 123”). Compensation cost is recognized for all share-based payments granted subsequent to January 1, 2006 and is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Under SFAS 123(R), an equity instrument is not considered to be issued until the instrument vests. As a result, compensation cost is recognized over the requisite service period with an offsetting credit to additional paid-in capital. Compensation expense also includes the amortization on a straight-line basis over the remaining vesting period of the intrinsic values of the stock options granted prior to 2006 calculated in accordance with Accounting for Stock Issued to Employees (“APB 25”). We classify benefits of tax deductions in excess of the compensation cost recognized (excess tax benefits) as a financing cash inflow with a corresponding operating cash outflow.

We utilize the Black-Scholes option pricing model for determining the estimated fair value for stock-based awards. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Expected volatility was calculated based on a blended weighted-average of historical information of similar public entities for which historical information was available. We will continue to use this approach using other similar public entity volatility information until our historical volatility is relevant to measure expected volatility for future option grants. The average expected life was determined using the SEC shortcut approach as described in Staff Accounting Bulletin (“SAB”) No. 110, which is the mid-point between the vesting date and the end of the contractual term. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant. We have never declared or paid cash dividends on our common or preferred equity and do not anticipate paying any cash dividends in the foreseeable future. Forfeitures are estimated based on voluntary termination behavior, as well as a historical analysis of actual option forfeitures.

The weighted-average assumptions used in the Black-Scholes option pricing model are as follows:

	Year Ended	Year Ended
	December 31,	December 31,
	2008	2007

Expected stock price volatility	64%	59%
Risk-free interest rate	3.81%	4.63%
Expected life of options (in years)	5.2	5.9
Expected dividend yield	0%	0%

The weighted-average fair value (as of the date of grant) of the options granted was $8.42, and $12.52 per share for the year ended December 31, 2008, and 2007, respectively. The total stock-based compensation cost related to non-vested equity awards not yet recognized as an expense as of December 31, 2008 was approximately $14.0 million.

Results of Operations

Year ended December 31, 2008, compared to the Year ended December 31, 2007

The following table presents an overview of our results of operations for the years ended December 31, 2008 and 2007.

	Year Ended December 31,
	2008		2007
		% of		% of	2008 vs. 2007
	$	Revenue	$	Revenue	$ Change	% Change
	(In thousands)

Net revenue	$110,982	100.0%	$123,538	100.0%	$(12,556)	(10.2)%

Cost of services ($0 and $0 were purchased from a related party in 2008 and 2007, respectively)*	53,528	48.2%	55,305	44.8%	(1,777)	(3.2)%
Research and development	11,049	10.0%	10,629	8.6%	420	4.0%
Selling, general and administrative	21,718	19.6%	18,531	15.0%	3,187	17.2%
Depreciation and amortization	6,656	6.0%	5,237	4.2%	1,419	27.1%

	92,951	83.8%	89,702	72.6%	3,249	(3.6)%

Income from operations	$18,031	16.2%	$33,836	27.4%	$(15,805)	(46.7)%

*	Cost of services excludes depreciation which is shown separately.

Net Revenue.  Net revenues decreased by $12.6 million to $111.0 million in 2008, compared to 2007. This decline was due primarily to decreased revenues associated with the activation of iPhones on AT&T’s network. Net revenues related to AT&T decreased by $19.8 million to $74.7 million for 2008, compared to 2007. AT&T represented 67.3% and 76.5% of our revenues for 2008 and 2007, respectively. Net revenues outside of our AT&T relationship increased by $7.2 million in 2008 compared to 2007. Net revenues outside of AT&T represented 32.7% and 23.5% of our revenues in 2008 and 2007, respectively. Transaction revenues recognized for the year ended December 31, 2008 and 2007 represented 83.5% or $92.6 million and 84.6% or $104.6 million of net revenues, respectively. Professional service revenues as a percentage of sales were 15.6% or $17.3 million in 2008, compared to 14.6% or $18.0 million in 2007.

Expense

Cost of Services.  Cost of services decreased $1.8 million to $53.5 million in 2008, compared to 2007. Personnel and related costs and third-party consulting service costs for management of exception handling decreased $3.8 million. This decrease in cost of services corresponds to the decrease in revenue for the period due primarily to the declining volume associated with the activation of iPhones on AT&T’s network. This decrease was partially offset by an increase in repairs and maintenance of $0.5 million and an increase in stock-based compensation expense of $0.9 million, compared to 2007. Cost of services as a percentage of net revenues increased to 48.2% for 2008, as compared to 44.8% for 2007, due principally to fewer automated transactions as compared to the prior year.

Research and Development.  Research and development expenses increased approximately $0.4 million to $11.0 million for 2008, compared to 2007, due primarily to an increase in stock-based compensation of $0.5 million. Research and development expense as a percentage of net revenues increased to 10.0% for 2008, compared to 8.6% in 2007. The percentage increase was due to expenses in 2008 being fairly consistent with 2007 while revenues decreased in 2008.

Selling, General and Administrative.  Selling, general and administrative expenses increased $3.2 million in 2008, compared to 2007, due primarily to increased stock-based compensation of $2.5 million and increases in personnel and related costs totaling $0.6 million. As a result of these increases and lower revenues, selling, general and administrative expense as a percentage of net revenues increased to 19.6% for 2008, as compared to 15.0% for 2007.

Depreciation and amortization.  Depreciation and amortization expense increased $1.4 million to $6.7 million for 2008, compared to 2007, due to growth in the invested value of our infrastructure in 2007 and the amortization of intangible assets acquired from Wisor Telecom Corporation. As a result of the amount of fixed assets purchased in 2007, depreciation and amortization expense as a percentage of net revenues increased to 6.0% for 2008, as compared to 4.2% for 2007.

Income from Operations.  Income from operations decreased $15.8 million to $18.0 million in 2008, compared to 2007. Income from operations decreased as a percentage of revenues to 16.2% in 2008, compared to 27.4% in 2007. This decrease was primarily due to decreased revenues associated with the activation of iPhones on AT&T’s network and lower gross profits due primarily to fewer automated transactions as compared to 2007.

Income Tax.  Our effective tax rate was approximately 41.5% and approximately 37.1% during 2008 and 2007, respectively. Our effective rate was lower last year due to the recognition of a net cumulative R&D tax credit of approximately $1.2 million during 2007. Exclusive of this item, the effective tax rate for 2007 would be 40.2%. During 2008 and 2007, we recognized approximately $8.4 million and $14.0 million in related tax expense, respectively.

Results of Operations

Year ended December 31, 2007, compared to the Year ended December 31, 2006

The following table presents an overview of our results of operations for the years ended December 31, 2007 and 2006.

	Year Ended December 31,
	2007		2006
		% of		% of	2007 vs. 2006
	$	Revenue	$	Revenue	$ Change	% Change
	(In thousands)

Net revenue	$123,538	100.0%	$72,406	100.0%	$51,132	70.6%

Cost of services ($0 and $3,714 were purchased from a related party in 2007 and 2006, respectively)*	55,305	44.8%	35,643	49.2%	19,662	55.2%
Research and development	10,629	8.6%	7,726	10.7%	2,903	37.6%
Selling, general and administrative	18,531	15.0%	10,474	14.5%	8,057	76.9%
Depreciation and amortization	5,237	4.2%	3,267	4.5%	1,970	60.3%

	89,702	72.6%	57,110	78.9%	32,592	57.1%

Income from operations	$33,836	27.4%	$15,296	21.1%	$18,540	121.2%

*	Cost of services excludes depreciation which is shown separately.

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

Expense

Cost of Services.  Cost of services increased $19.7 million to $55.3 million for 2007, compared to 2006, due primarily to the growth in personnel costs required to support higher transaction volumes submitted to us by our customers and increases in telecommunication costs. In particular, personnel and related costs and third-party consulting service costs increased $17.4 million due to the management of exception handling. Also, additional telecommunication and maintenance expense in our data facilities, contributed approximately $1.6 million to the increase in cost of services. In addition, stock-based compensation expense increased $286. Cost of services as a percentage of revenues decreased to 44.8% for 2007, as compared to 49.2% for 2006.

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

Unaudited Quarterly Results of Operations

	Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)

2008
Net revenues	$29,110	$24,315	$26,335	$31,222
Gross profit(2)	15,703	12,450	12,788	16,513
Net income	4,306	2,555	2,339	2,680
Basic net income per common share(1)	0.13	0.08	0.08	0.09
Diluted net income per common share(1)	0.13	0.08	0.07	0.09

	Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)

2007
Net revenues	$21,329	$31,321	$34,477	$36,411
Gross profit(2)	11,687	16,816	18,876	20,854
Net income(3)	3,694	5,436	8,008	6,618
Basic net income per common share(1)(3)	0.12	0.17	0.25	0.20
Diluted net income per common share(1)(3)	0.11	0.16	0.24	0.20

(1)	Per common share amounts for the quarters and full year have been calculated separately. Accordingly, quarterly amounts do not add to the annual amount because of differences in the weighted-average common shares outstanding during each period principally due to the effect of the Company’s issuing shares of its common stock and options during the year.

(2)	Gross profit is defined as net revenues less cost of services and excludes depreciation and amortization expense.

(3)	Net income for the quarter ended September 30, 2007 included a discrete tax credit that increased net income by $1.1 million and basic and diluted earnings per share by $0.03.

Liquidity and Capital Resources

Our principal source of liquidity has been cash provided by operations and cash provided from our initial public offering (IPO) which was completed on June 20, 2006. The net proceeds from our IPO and the exercise of the over-allotment option by our IPO underwriters were approximately $52.8 million, which enabled us to strengthen our balance sheet. Our cash, cash equivalents and marketable securities balance was $78.8 million at December 31, 2008, a decrease of $17.1 million as compared to the end of 2007. This decrease was due primarily to the repurchase of $23.7 million of our common stock and the acquisition of Wisor for net cash of approximately $17.6 million partially offset by $26.4 million of cash provided by operating activities for the year ended December 31, 2008. We anticipate that our principal uses of cash in the future will be to fund the expansion of our business through both organic growth as well as possible acquisition activities and to expand our customer base internationally. Uses of cash will also include facility expansion, capital expenditures and working capital.

On May 5, 2008, our board of directors authorized a stock repurchase program to purchase up to $25.0 million of our outstanding common stock. The duration of the repurchase program was up to twelve months. Under the program, we were entitled to purchase shares of our common stock in the open market, through block trades or otherwise at prices deemed appropriate by us. The timing and amount of repurchase transactions under the program were dependant on market conditions and corporate and regulatory considerations. Under the program, we repurchased a total of 2.0 million shares for an aggregate purchase price of approximately $23.7 million. The purchases were funded from available working capital.

In May 2008, we entered into an agreement to lease space for our Pennsylvania offices and data center in a newly constructed facility. The lease has a term of 10 years and 5 months with an option to extend the term of the lease for two consecutive five year periods. In August 2008, we amended the lease whereby we agreed to reimburse the landlord for certain leasehold improvements we had requested. These improvements were under construction at December 31, 2008. Since the tenant improvements, under the lease amendment, are considered structural in nature and we are responsible for the cost of these improvements, for accounting purposes under Emerging Issues Task Force Issue No. 97-10 “The Effect of Lessee Involvement in Asset Construction” (“EITF 97-10”), we are considered to be the owner of the construction project. In accordance with EITF 97-10, we recorded assets on our balance sheet for all of the costs paid by our lessor to construct the Pennsylvania facility through December 31, 2008, along with corresponding financing liabilities for amounts equal to these lessor-paid construction costs through December 31, 2008. This asset and corresponding liability do not affect the total cash payments we are obligated to make under the lease agreements.

Discussion of Cash Flows

Year ended December 31, 2008, compared to the Year ended December 31,2007

Cash flows from operations.  Net cash provided by operating activities for the year ended December 31, 2008 was $26.4 million, compared to $23.5 million for the year ended December 31, 2007. The increase of $2.9 million is primarily due to a decrease to accounts receivable of $13.6 million due to lower revenues in 2008 and partially offset by a decrease to accrued expenses, a decrease to accounts payable and a decrease to net income of $11.9 million from 2007.

Cash flows from investing.  Net cash used in investing activities in 2008 was $25.4 million, compared to net cash used of $8.5 million in 2007. The increase of $16.9 million was primarily due to the $17.6 million net cash outflow for the acquisition of Wisor and a net change in investments of marketable securities of $5.4 million partially offset by decreased purchases of fixed assets of $6.0 million. Expenditures related to fixed assets in 2007 were higher than 2008 due to increased spending to support customer initiatives that required a higher volume of transactions.

Cash flows from financing.  Net cash used in financing activities in 2008 was $21.5 million, compared to cash provided by financing activities of $3.9 million in 2007. In May 2008, we initiated a stock repurchase program and repurchased 2.0 million shares for an aggregate purchase price of approximately $23.7 million. The remaining difference was due to decreased net proceeds from the issuance of common stock of $0.8 million through the exercise of stock options, decreased tax benefits received from the exercise of stock options of $1.6 million and decreased repayments of an equipment loan of approximately $0.7 million.

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

Cash flows from financing.  Net cash provided by financing activities for the year ended December 31, 2007 was $3.9 million compared to net cash provided of $53.2 million for the year ended December 31, 2006. The difference of $49.3 million was primarily due to net proceeds received from the issuance of common stock sold in our initial public offering completed in 2006 with no corresponding equity sale in 2007.

Effect of Inflation

Although inflation generally affects us by increasing our cost of labor and equipment, we do not believe that inflation has had any material effect on our results of operations during 2008, 2007 and 2006.

Contractual Obligations

Our commitments consist of obligations under leases for office space, automobiles, computer equipment and furniture and fixtures. The following table summarizes our long-term contractual obligations as of December 31, 2008 (in thousands).

	Payments Due by Period
		Less Than			More Than
	Total	1 Year	1 3 Years	4 5 Years	5 Years

Operating lease obligations	$18,392	$2,154	$4,806	$3,073	$8,359
Other long-term liabilities(1)	893	—	893	—	—

Total	$19,285	$2,154	$5,699	$3,073	$8,359

(1)	Amount represents unrecognized tax positions recorded in our balance sheet. Although the timing of the settlement is uncertain, we believe this amount will be settled within 3 years.

Impact of Recently Issued Accounting Standards

In September 2006, the FASB issued Statement 157, Fair Value Measurements (“Statement 157”). Statement 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. Statement 157 also expands financial statement disclosures about fair value measurements. On February 6, 2008, the FASB issued FASB Staff Position (FSP) FAS 157-2 “Effective Date of Statement No. 157” which delays the effective date of Statement 157 for one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Statement 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We have elected a partial deferral of Statement 157 under the provisions of FSP FAS 157-2 related to the measurement of fair value used when evaluating goodwill, other intangible assets and other long-lived assets for impairment and valuing asset retirement obligations and liabilities for exit or disposal activities. We adopted SFAS No. 157 effective January 1, 2008.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.” This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). As there are no non-controlling interest holders in any of our subsidiaries, this will not have an impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 110 (“SAB 110”). SAB 110 amends and replaces Question 6 of Section D.2 of Topic 14, Share-Based Payment. SAB 110 expresses the views of the staff regarding the use of the “simplified” method in developing an estimate of expected term of “plain vanilla” share options in accordance with FASB Statement No. 123(R), Share Based Payment. The use of the “simplified” method was scheduled to expire on December 31, 2007. SAB 110 extends the use of the “simplified” method for “plain vanilla” awards in certain situations. We currently use the “simplified” method to estimate the expected term for share option grants as we do not have enough historical experience to provide a reasonable estimate due to the limited period our equity shares have been publicly traded. We will continue to use the “simplified” method until we have enough historical experience to provide a reasonable estimate of expected term in accordance with SAB 110.

In December 2007, the Financial Accounting Standards Board, or FASB, issued SFAS No. 141(R), Business Combinations, or SFAS No. 141(R), which replaces SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. Early adoption of this standard is prohibited. As SFAS No. 141(R) is adopted solely on a prospective basis, there will be no impact on our consolidated financial statements related to the Company’s acquisition of Wisor.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of December 31, 2008 and December 31, 2007.

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

The primary objective of our investment activities is to preserve our capital for the purpose of funding operations, while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and short- and long-term investments in a variety of securities, which could include commercial paper, money market funds and corporate debt securities. Our cash and cash equivalents at December 31, 2008 and December 31, 2007 were invested in liquid money market accounts. All market-risk sensitive instruments were entered into for non-trading purposes. We do not expect the current rate of inflation to have a material impact on our business.

The recent severe tightening of the credit markets, disruptions in the financial markets and challenging economic conditions have adversely affected the United States and world economies. Investors in many industry sectors have experienced substantial decreases in asset valuations and uncertain market liquidity. Furthermore, credit rating authorities have, in many cases, been slow to respond to the rapid changes in the underlying value of certain securities and pervasive market illiquidity, regarding these securities.

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

We have audited the accompanying consolidated balance sheets of Synchronoss Technologies, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity (deficiency), and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Synchronoss Technologies, Inc. and Subsidiaries at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2007, the Company adopted FIN 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109”.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Synchronoss Technologies, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2009 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

MetroPark, New Jersey
March 12, 2009

SYNCHRONOSS TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2008	2007
	(In thousands, except per share data)

ASSETS
Current assets:
Cash and cash equivalents	$72,203	$92,756
Marketable securities	2,277	1,891
Accounts receivable, net of allowance for doubtful accounts of $193 and $448 at December 31, 2008 and 2007, respectively	25,296	26,710
Prepaid expenses and other assets	3,337	2,949
Deferred tax assets	1,065	247

Total current assets	104,178	124,553
Marketable securities	4,283	1,210
Property and equipment, net	17,280	10,467
Goodwill	6,862	—
Intangible assets, net	3,580	—
Deferred tax assets	8,505	2,498
Other assets	631	290

Total assets	$145,319	$139,018

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,838	$1,681
Accrued expenses	8,640	9,495
Deferred revenues	1,452	373

Total current liabilities	12,930	11,549
Long term lease financing obligations	6,685	—
Other liabilities	1,366	678
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000 shares authorized, 0 shares issued and outstanding at December 31, 2008 and 2007	—	—
Common stock, $0.0001 par value; 100,000 shares authorized, 32,878 and 32,726 shares issued; 30,878 and 32,630 outstanding at December 31, 2008 and 2007, respectively	3	3
Treasury stock, at cost (2,000 and 96 shares) at December 31, 2008 and 2007, respectively)	(23,713)	(19)
Additional paid-in capital	107,895	98,596
Accumulated other comprehensive income	66	4
Retained earnings	40,087	28,207

Total stockholders’ equity	124,338	126,791

Total liabilities and stockholders’ equity	$145,319	$139,018

See accompanying consolidated notes.

SYNCHRONOSS TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2008	2007	2006
	(In thousands, except per share data)

Net revenues	$110,982	$123,538	$72,406
Costs and expenses:
Cost of services ($0, $0, and $3,714 were purchased from a related party during 2008, 2007 and 2006, respectively)*	53,528	55,305	35,643
Research and development	11,049	10,629	7,726
Selling, general and administrative	21,718	18,531	10,474
Depreciation and amortization	6,656	5,237	3,267

Total costs and expenses	92,951	89,702	57,110

Income from operations	18,031	33,836	15,296
Interest and other income	2,369	3,974	2,256
Interest expense	(96)	(66)	(100)

Income before income tax expense	20,304	37,744	17,452
Income tax expense	(8,424)	(13,988)	(7,310)

Net income attributable to common stockholders	$11,880	$23,756	$10,142

Net income attributable to common stockholders per Common share:
Basic	$0.38	$0.74	$0.37

Diluted	$0.37	$0.71	$0.35

Weighted-average common shares outstanding:
Basic	31,619	32,215	27,248

Diluted	32,187	33,375	29,196

*	Cost of services excludes depreciation which is shown separately.

See accompanying consolidated notes.

SYNCHRONOSS TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

							Accumulated	Retained	Total
					Additional	Deferred	Other	Earnings	Stockholders’
	Common Stock		Treasury Stock		Paid-In	Stock-Based	Comprehensive	(Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Compensation	Income (Loss)	Deficit)	(Deficiency)

Balance December 31, 2005	10,518	1	(96)	(19)	1,661	(702)	(114)	$(5,691)	(4,864)
Stock-based compensation	256	—	—	—	1,075	—	—	—	1,075
Reversal of deferred compensation in accordance with SFAS 123(R)	—	—	—	—	(702)	702	—	—	—
Conversion of Series A redeemable convertible preferred stock	11,549	1	—	—	33,492	—	—	—	33,493
Conversion of Series 1 convertible preferred stock	2,000	—	—	—	1,444	—	—	—	1,444
Issuance of common stock	111	—	—	—	1,000	—	—	—	1,000
Issuance of common stock from IPO and exercise of over- allotment exercise, net of offering costs	7,492	1	—	—	52,764	—	—	—	52,765
Issuance of common stock on exercise of options	324	—	—	—	110	—	—	—	110
Comprehensive income:
Net income	—	—	—	—	—	—	—	10,142	10,142
Unrealized gain on investments in marketable securities	—	—	—	—	—	—	108	—	108

Net total comprehensive income	—	—	—	—	—	—	—	—	10,250

Balance December 31, 2006	32,250	$3	(96)	$(19)	$90,844	$—	$(6)	$4,451	$95,273

Stock-based compensation	—	—	—	—	2,608	—	—	—	2,608
Issuance of restricted stock	60	—	—	—	619	—	—	—	619
Issuance of common stock on exercise of options and warrants	416	—	—	—	1,565	—	—	—	1,565
Comprehensive income:
Net income	—	—	—	—	—	—	—	23,756	23,756
Unrealized gain on investments in marketable securities net of tax	—	—	—	—	—	—	10	—	10

Net total comprehensive income	—	—	—	—	—	—	—	—	23,766
Tax benefit from stock option exercise	—	—	—	—	2,960	—	—	—	2,960

Balance December 31, 2007	32,726	$3	(96)	$(19)	$98,596	$—	$4	$28,207	$126,791

Stock based compensation	—	—	—	—	6,151	—		—	6,151
Issuance of restricted stock	87	—	—	—	980	—	—	—	980
Repurchase of treasury stock	—	—	(2,000)	(23,694)	—	—	—	—	(23,694)
Retirement of treasury stock	(96)	—	96			—	—	—	—
Issuance of common stock on exercise of options	161	—	—	—	784	—	—	—	784
Comprehensive income:
Net income	—	—	—	—	—	—	—	11,880	11,880
Foreign currency translation	—	—	—	—	—	—	30	—	30
Unrealized gain on investments in marketable securities, net of tax $22	—	—	—	—	—	—	32	—	32

Net total comprehensive income	—	—	—	—	—	—	—	—	11,942
Excess tax benefits	—	—	—	—	1,384	—	—	—	1,384

Balance December 31, 2008	32,878	$3	(2,000)	$(23,713)	$107,895	$—	$66	$40,087	$124,338

See accompanying consolidated notes.

SYNCHRONOSS TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Operating activities:
Net income (loss)	$11,880	$23,756	$10,142
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	6,187	5,237	3,267
Amortization expense	469	—	—
Deferred income taxes	(715)	(790)	2,689
Stock-based compensation	7,131	3,227	1,075
Changes in operating assets and liabilities:
Accounts receivable, net of allowance for doubtful accounts	3,784	(9,793)	(3,825)
Prepaid expenses and other current assets	116	(1,296)	(464)
Other assets	(29)	(104)	888
Accounts payable and accrued expenses	18	5,601	1,103
Tax benefit from stock option exercise	(1,384)	(2,960)	—
Other liabilities	(511)	678	—
Due to a related party	—	—	(577)
Deferred revenues	(571)	(78)	(342)

Net cash provided by operating activities	26,375	23,478	13,956
Investing activities:
Purchases of fixed assets	(4,449)	(10,442)	(4,322)
Purchases of marketable securities available-for-sale	(6,368)	(3,645)	(1,537)
Maturities and sales of marketable securities available-for-sale	2,971	5,601	3,814
Business acquired, net of cash acquired	(17,556)	—	—

Net cash used in investing activities	(25,402)	(8,486)	(2,045)
Financing activities:
Proceeds from issuance of common stock — related party	—	—	1,000
Proceeds from the exercise of stock options	784	1,565	110
Proceeds from initial public offering, net of offering costs	—	—	45,663
Proceeds from the exercise of over-allotment option, net of offering costs	—	—	7,102
Excess tax benefits from stock option exercises	1,384	2,960	—
Repurchase of common stock	(23,694)	—	—
Repayments of equipment loan	—	(666)	(667)

Net cash provided by (used in) financing activities	(21,526)	3,859	53,208

Net decrease in cash and cash equivalents	(20,553)	18,851	65,119
Cash and cash equivalents at beginning of year	92,756	73,905	8,786

Cash and cash equivalents at end of period	$72,203	$92,756	$73,905

Supplemental disclosures of cash flow information:
Cash paid for interest	$58	$37	$100

Cash paid for income taxes	7,823	13,439	3,902

Supplemental disclosure of non-cash investing and financing activities:
Conversion of redeemable convertible preferred stock	$—	$—	$34,937

Non-cash increase in construction-in-progress and related lease liability	$6,685	$—	$—

See accompanying consolidated notes.

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

1.	Description of Business

Synchronoss Technologies, Inc. (the “Company” or “Synchronoss”) is a leading provider of on-demand transaction management platforms that enable communications service providers (CSPs) and equipment manufacturers with embedded connectivity (i.e., handsets, mobile internet devices, laptops, cameras, etc.) (EMECs) and other customers to automate subscriber activation, order management and service provisioning from any channel (e.g., e-commerce, telesales, customer stores and other retail outlets, etc.) to any communication service (e.g., wireless, high speed access, local access, IPTV, cable satellite TV, etc.) across any device type. The Company conducts its business operations primarily in the United States of America, with some aspects of its operations being outsourced to entities located in India and Canada. The Company’s ConvergenceNow® platforms (including ConvergenceNow® Plus+ and InterconnectNowtm) provide end-to-end seamless integrations between customer-facing channels/applications, communication services, devices and “back-office” infrastructure-related systems and processes. The Company’s customers rely on its Web-based solutions and technology to automate the process of activating customers while delivering additional communications services including new service offerings and ongoing customer care. Synchronoss has designed its platforms to be flexible and scalable to enable multiple converged communication services to be managed across multiple distribution channels including e-commerce telesales, customer stores and other retail outlets, allowing the Company to meet the rapidly changing and converging services offered to its customers. By simplifying the processes associated with managing the Company’s customers’ subscribers’ experience for ordering and activating services through the automation and integration of disparate systems, Synchronoss enables its customers to acquire, retain, and service subscribers quickly, reliably and cost-effectively.

2.	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany transactions and accounts have been eliminated in consolidation.

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

Revenue Recognition and Deferred Revenue

The Company provides services principally on a transaction fee basis or, at times, on a fixed fee basis and recognizes the revenues as the services are performed or delivered as described below:

Transaction Service Arrangements:  Transaction revenues consist of revenues derived from the processing of transactions through the Company’s service platforms and represent approximately 83%, 85% and 85% of net revenues during the years ended December 31, 2008, 2007 and 2006, respectively. Transaction service arrangements include services such as processing equipment orders, new account set-up, number port requests, credit checks and inventory management.

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

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Professional Service Arrangements:  Professional services represented approximately 16%, 14% and 13% of net revenues for the years ended December 31, 2008, 2007 and 2006, respectively. Professional services include process and workflow consulting services and development services. Professional services, when sold with transactional service arrangements, are accounted for separately when the professional services have value to the customer on a standalone basis and there is objective and reliable evidence of fair value of the professional services. When accounted for separately, professional service revenues are recognized on a monthly basis, as services are performed and all other elements of revenue recognition have been satisfied.

In addition, in determining whether professional service revenues can be accounted for separately from transaction service revenues, the Company considers the following factors for each professional services agreement: availability of the professional services from other vendors, whether objective and reliable evidence of fair value exists for these services and the undelivered transaction revenues, the nature of the professional services, the timing of when the professional contract was signed in comparison to the transaction service start date and the contractual independence of the transactional service from the professional services.

If a professional service arrangement does not qualify for separate accounting, the Company would recognize the professional service revenues ratably over the remaining term of the transaction contract. For the years ended December 31, 2008, 2007 and 2006, all professional services have been accounted for separately.

Subscription Service Arrangements:  Subscription service arrangements which are generally based upon fixed fees represent approximately 1%, 1% and 2% of net revenues for the years ended December 31, 2008, 2007 and 2006, respectively, and relate principally to the Company’s enterprise portal management services. The Company records revenues on a straight-line basis over the life of the contract for its subscription service contracts.

Deferred Revenue:  Deferred revenues represent billings to customers for services in advance of the performance of services, with revenues recognized as the services are rendered, and also includes the fair value of deferred revenues recorded as a result of the Wisor acquisition.

Service Level Standards

Pursuant to certain contracts, the Company is subject to service level standards and to corresponding penalties for failure to meet those standards. All performance-related penalties are reflected as a corresponding reduction of the Company’s revenues. These penalties, if applicable, are recorded in the month incurred and were insignificant for the years ended December 31, 2008, 2007 and 2006, respectively.

Concentration of Credit Risk

The Company’s financial instruments that are exposed to concentration of credit risk consist primarily of cash and cash equivalents, marketable securities and accounts receivable. The Company maintains its cash and cash equivalents in bank accounts, which, at times, exceed federally insured limits. The Company deposits its excess cash in high-quality financial instruments, primarily money market funds and certificates of deposit in denominations below $100 with various financial institutions. The Company has not recognized any losses in such accounts. The Company believes it is not exposed to significant credit risk on cash, cash equivalents and marketable

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

securities. Concentration of credit risk with respect to accounts receivable is limited because of the creditworthiness of the Company’s major customers.

The Company’s top five customers accounted for 89%, 95% and 95% of net revenues for 2008, 2007 and 2006, respectively. The Company’s top five customers accounted for 83% and 95% of accounts receivable at December 31, 2008 and 2007, respectively. The Company is the primary provider of e-commerce transaction management solutions to the eCommerce channel of AT&T Inc. (“AT&T”), the Company’s largest customer, under an agreement which was recently renewed and runs through December of 2011. For the year ended December 31, 2008, AT&T accounted for approximately 67% of the Company’s revenues, compared to 76% for the fiscal year ended December 31, 2007. The loss of AT&T would have a material negative impact on the Company. The Company believes that if AT&T terminated its relationship with Synchronoss Technologies, AT&T would encounter substantial costs in replacing Synchronoss’ transaction management solution.

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

Marketable Securities

Marketable securities consist of fixed income investments with a maturity of greater than three months. In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, these investments are classified as available-for-sale and are reported at fair value on the Company’s balance sheet. The Company classifies its securities with maturity dates of 12 months or more as long term. Unrealized holding gains and losses are reported within accumulated other comprehensive loss as a separate component of stockholders’ equity. If a decline in the fair value of a marketable security below the Company’s cost basis is determined to be other than temporary, such marketable security is written down to its estimated fair value as a new cost basis and the amount of the write-down is included in earnings as an impairment charge. No other than temporary impairment charges have been recorded in any of the periods presented herein.

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

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill

Goodwill represents the excess of the purchase price over the fair value of assets acquired, as well as other definite-lived intangible assets. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized, but reviewed annually for impairment or upon the occurrence of events or changes in circumstances that would more likely than not reduce the fair value of the reporting unit below its carrying amount.

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, a review of long-lived assets for impairment is performed when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. If an indication of impairment is present, the Company compares the estimated undiscounted future cash flows to be generated by the asset to the asset’s carrying amount. If the undiscounted future cash flows are less than the carrying amount of the asset, the Company records an impairment loss equal to the amount by which the asset’s carrying amount exceeds its fair value. The fair value is determined based on valuation techniques such as a comparison to fair values of similar assets or using a discounted cash flow analysis. There were no impairment charges recognized during the years ended December 31, 2008, 2007 and 2006.

Cost of Services

Cost of services includes all direct materials, direct labor and those indirect costs related to revenues such as indirect labor, materials and supplies and facilities cost, exclusive of depreciation expense.

Research and Development

Research and development costs are expensed as incurred, unless they meet GAAP criteria for deferral and amortization. Software development costs incurred prior to the establishment of technological feasibility do not meet these criteria, and are expensed as incurred. No costs were deferred during the years ended December 31, 2008 and 2007. Research and development expense consists primarily of costs related to personnel, including salaries and other personnel-related expenses, consulting fees and the cost of facilities, computer and support services used in service technology development. The Company also expenses costs relating to developing modifications and minor enhancements of its existing technology and services.

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

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”) to create a single model to address accounting for uncertain tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 as of January 1, 2007, as required and determined that the adoption of FIN 48 did not have a material impact on our financial position and results of operations. As of December 31, 2008, and 2007 Synchronoss had total unrecognized tax benefits of $893 and $678 which includes $68 and $29 for interest related to uncertain positions, respectively. Components of the reserve are classified as either current or long-term in the consolidated balance

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

sheet based on when the Company expects each of the items to be settled. Accordingly, the Company recorded a long-term liability of $825 on the balance sheet at December 31, 2008 that would reduce the effective tax rate if recognized. Synchronoss records interest and penalties accrued in relation to uncertain income tax positions as a component of interest expense. The Company did not accrue for interest or penalties as of December 31, 2006 or any period prior to 2006. Tax returns for all years 2000 and thereafter are subject to future examination by tax authorities.

In 2008, the net increase in the reserve for unrecognized tax benefits was $176 and the net increase for interest expense was $38. The Company expects that the amount of unrecognized tax benefits will change during fiscal year 2009; however, Synchronoss does not expect the change to have a significant impact on the Company’s results of operations or financial position.

While Synchronoss believes it has identified all reasonably identified exposures and that the reserve the Company has established for identifiable exposures is appropriate under the circumstances, it is possible that additional exposures exist and that exposures may be settled at amounts different than the amounts reserved. It is also possible that changes in facts and circumstances could cause Synchronoss to either materially increase or reduce the carrying amount of its tax reserve.

Foreign Currency

Assets and liabilities of consolidated foreign subsidiaries, whose functional currency is the local currency are translated to U.S. dollars at year end exchange rates. Revenue and expense items are translated to U.S. dollars at the average rates of exchange prevailing during the fiscal year. The adjustment resulting from translating the financial statements of such foreign subsidiaries to U.S. dollars is reflected as a cumulative translation adjustment and reported as a component of other comprehensive income.

Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains or losses, which are reflected within other income (expense) in the consolidated statements of operations and were not significant for 2008.

Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, requires components of other comprehensive income, including unrealized gains on losses on available-for-sale securities, to be included as part of total comprehensive income. Comprehensive income is comprised of net income, translation adjustments and unrealized gains on available-for-sale securities. The components of comprehensive income are included in the statements of stockholders’ equity (deficiency).

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

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s Series 1 redeemable convertible preferred stock was included in the denominator of diluted earnings per share for the period it was outstanding.

The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net income attributable to common stockholders per common share. Stock options that are anti-dilutive and excluded from the following table totaled 508, 509, and 280 for the years ended December 31, 2008, 2007 and 2006 respectively.

	Year Ended December 31,
	2008	2007	2006

Numerator:
Net income attributable to common stockholders	$11,880	$23,756	$10,142
Denominator:
Weighted average common shares outstanding	31,619	32,215	21,869
Conversion of Series A redeemable convertible preferred stock	—	—	5,379

Weighted average common shares outstanding — basic	31,619	32,215	27,248
Dilutive effect of:
Options, restricted shares and warrants	568	1,160	1,016
Conversion of Series 1 convertible preferred stock into common stock	—	—	932

Weighted average common shares outstanding — diluted	32,187	33,375	29,196

Stock-Based Compensation

As of December 31, 2008, the Company maintains two stock-based compensation plans. Prior to January 1, 2006, the Company was applying the disclosure only provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). Compensation cost is recognized for all share-based payments granted subsequent to January 1, 2006 and is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Under SFAS 123(R), an equity instrument is not considered to be issued until the instrument vests. As a result, compensation cost is recognized over the requisite service period with an offsetting credit to additional paid-in capital. Compensation expense also includes the amortization on a straight-line basis over the remaining vesting period of the intrinsic values of the stock options granted prior to 2006 calculated in accordance with Accounting for Stock Issued to Employees (“APB 25”).

Prior to the adoption of SFAS 123(R), the Company presented its unamortized portion of deferred compensation cost for non-vested stock options in the statement of changes in shareholders deficiency with a corresponding credit to additional paid-in capital. The Company classifies benefits of tax deductions in excess of the compensation cost recognized (excess tax benefits) as a financing cash inflow with a corresponding operating cash outflow. For the year ended December 31, 2008, the Company included $1.4 million of excess tax benefits as a financing cash inflow.

Impact of Recently Issued Accounting Standards

In September 2006, the FASB issued Statement 157, Fair Value Measurements (“Statement 157”). Statement 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. Statement 157 also expands financial statement disclosures about fair value measurements. On February 6, 2008, the FASB issued FASB Staff Position (FSP) FAS 157-2 “Effective Date of Statement No. 157” which delays the effective date of Statement 157 for one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Statement 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We have elected

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

a partial deferral of Statement 157 under the provisions of FSP FAS 157-2 related to the measurement of fair value used when evaluating goodwill, other intangible assets and other long-lived assets for impairment and valuing asset retirement obligations and liabilities for exit or disposal activities. We adopted SFAS No. 157 on January 1, 2008.

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

In accordance with SFAS 157, the following table represents the fair value hierarchy for the Company’s financial assets:

	Level 1	Level 2	Total

Money Market Funds(1)	$72,203	$—	$72,203
Certificates of Deposit(2)	—	6,560	6,560

Total	$72,203	$6,560	$78,763

(1)	Money market funds are classified as cash equivalents.

(2)	Certificates of deposit are classified as marketable securities.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51.” This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). As there are no non-controlling interest holders in any of our subsidiaries, this will not have an impact on the Company’s financial position, results of operations or cash flows.

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

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

been publicly traded. The Company will continue to use the “simplified” method until it has enough historical experience to provide a reasonable estimate of expected term in accordance with SAB 110.

In December 2007, the Financial Accounting Standards Board, or FASB, issued SFAS No. 141(R), Business Combinations, or SFAS No. 141(R), which replaces SFAS No. 141. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008. Early adoption of this standard is prohibited. As SFAS No. 141(R) is adopted solely on a prospective basis, there will be no impact on our consolidated financial statements related to the Company’s acquisition of Wisor Telecom Corporation (Wisor) discussed further below.

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

3.	Acquisition

Wisor Telecom Corporation

In September 2008, the Company acquired Wisor for approximately $17.6 million including acquisition costs of approximately $527. At December 31, 2008 the Company has approximately $704 reserved for restructuring liabilities pursuant to EITF 95-3 with respect to consolidating facilities and payment of severance. The acquisition of Wisor, a provider of software products, software based host services and professional services to telecommunication service providers, expands the Company’s products and services. The acquisition was accounted for as a purchase business combination in accordance with SFAS No. 141 and the results of operations of Wisor have been included in the accompanying consolidated statement of operations since the date of acquisition. The purchase price has been allocated as follows:

At September 10,
2008

Net assets acquired	$1,543
Deferred tax assets	6,110
Intangible assets	4,049
Goodwill	6,862

Total assets acquired	18,564

Restructuring liabilities	763
Long-term liabilities	14

Total liabilities assumed	777

Total net assets acquired	$17,787

Definite-lived intangible assets consist of customer relationships and acquired technology. The Company is amortizing the value of the customer relationships on a straight-line basis over an estimated useful life of 4 years.

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The change in the carrying amount of goodwill for the year ended December 31, 2008 is as follows:

Balance at December 31, 2007	$—
Acquisition	6,862

Balance at December 31, 2008	$6,862

Goodwill associated with the acquisition of Wisor is not tax deductible.

Intangible assets consist of the following (in thousands):

December 31,
2008

Intangible assets:
Customer lists and relationships	$3,249
Accumulated amortization	(376)

Customer lists and relationships, net	2,873
Acquired technology	800
Accumulated amortization	(93)

Acquired technology, net	707

Intangible assets, net	$3,580

Amortization expense related to intangible assets, which is included in depreciation and amortization expense, was approximately $469 for the year ended December 31, 2008.

The Company estimates the aggregate amortization expense to be approximately $976 for 2009 through 2011, $652 for 2012 and $0 for 2013.

The change in restructuring liabilities for the year ended December 31, 2008 is as follows:

Balance at December 31, 2007	$—
Restructuring liabilities	763
Less: payments	(59)

Balance at December 31, 2008	$704

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Marketable Securities

The following is a summary of available-for-sale securities held by the Company at December 31, 2008 and 2007.

		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

December 31, 2008
Certificates of deposit	$6,506	$54	$—	$6,560
Government bonds	—	—	—	—

	$6,506	$54	$	$6,560

December 31, 2007
Certificates of deposit	$1,871	$2	$(2)	$1,871
Government bonds	1,224	6	—	1,230

	$3,095	$8	$(2)	$3,101

The net unrealized gain net of tax was $32 and $4 as of December 31, 2008 and 2007, respectively.

The Company’s available-for-sale securities have the following maturities:

	December 31,
	2008	2007

Due in one year or less	$2,277	$1,891
Due after one year, less than five years	4,283	1,210

	$6,560	$3,101

Unrealized gains and losses are reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity. For the years ended December 31, 2008 and 2007, realized gains and losses were insignificant. The cost of securities sold is based on specific identification method.

5.	Property and Equipment

Property and equipment consist of the following:

	December 31,
	2008	2007

Computer hardware	$16,918	$15,821
Computer software	11,994	8,542
Construction in-progress	8,232	—
Furniture and fixtures	513	608
Leasehold improvements	2,218	2,106

	39,875	27,077
Less: Accumulated depreciation	(22,595)	(16,610)

	$17,280	$10,467

Depreciation expense was approximately $6.2 million and $5.2 million for 2008 and 2007, respectively. For accounting purposes only, the Company is the “deemed owner” of a leased facility currently recorded in construction in progress; see Note 12 of the Company’s Notes to Consolidated Financial Statements for further explanation of the accounting treatment.

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2008	2007

Accrued compensation and benefits	$2,610	$4,632
Accrued third-party processing fees	3,835	3,255
Restructuring liabilities	704	—
Accrued other	1,373	1,608
Accrued income tax payable	118	—

	$8,640	$9,495

7.	Capital Structure

As of December 31, 2008, the Company’s authorized capital stock was 110,000 shares of stock with a par value of $0.0001, of which 100,000 shares were designated common stock and 10,000 shares were designated preferred stock.

Common Stock

Each holder of common stock is entitled to vote on all matters and is entitled to one vote for each share held. Dividends on common stock will be paid when, as and if declared by the Company’s board of directors. No dividends have ever been declared or paid by the Company. On June 20, 2006, all 13,549 outstanding shares of the Company’s Series 1 and Series A convertible preferred stock were converted into shares of common stock on a one-for-one basis. As of December 31, 2008, there were 32,878 shares of common stock issued, 5,097 shares of common stock reserved for issuance under the Company’s 2000 Stock Plan (the “2000 Plan”) and 4,000 shares of common stock reserved for issuance under the Company’s 2006 Equity Incentive Plan (the “2006 Plan”).

Preferred Stock

All of the Company’s Series 1 and Series A convertible preferred stock converted into common stock on a one-for-one basis as a result of the IPO. There are no shares of preferred stock outstanding as of December 31, 2008 or 2007. The board of directors is authorized to issue preferred shares and has the discretion to determine the rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences of preferred stock.

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

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) are as follows:

	Year Ended December 31,
	2008	2007	2006
	(In thousands,)

Accumulated Other Comprehensive Income (Loss)
Translation adjustments	$30	$—	$—
Unrealized gain (loss) on securities, (net of tax)	36	4	(6)

	$66	$4	$(6)

9.	Stock Plans

As of December 31, 2008, the Company maintains two stock incentive plans, the 2000 Plan and the 2006 Plan. Under the 2000 Plan, the Company has the ability to provide employees, outside directors and consultants an opportunity to acquire a proprietary interest in the success of the Company or to increase such interest by receiving options or purchasing shares of the Company’s stock at a price not less than the fair market value at the date of grant for incentive stock options and a price not less than 30% of the fair market value at the date of grant for non-qualified options. In April 2006, the Company’s board of directors adopted the 2006 Plan. The 2006 Plan became effective upon the IPO.

Under the 2006 Plan, the Company may grant to its employees, outside directors and consultants awards in the form of incentive stock options, non-qualified stock options, shares of restricted stock and stock units or stock appreciation rights. During 2008, the Company’s shareholders approved an increase in the number of shares issuable under the 2006 Plan from 2,000 to 4,000 plus any shares that remain available for issuance under the 2000 Plan. During the year ended December 31, 2008, options to purchase 1,420 shares of common stock were granted under the 2006 Plan. Under the 2000 Plan, options may be exercised in whole or in part for 100% of the shares subject to vesting at any time after the date of grant. Options under the 2000 Plan generally vest 25% on the first year anniversary of the date of grant plus an additional 1/48 for each month thereafter. As of December 31, 2008, there were 1,654 shares available for grant or award under the Company’s Plans.

The Company’s board of directors administers the 2000 Plan and the 2006 Plan and is responsible for determining the individuals to be granted options or shares, the number of options or shares each individual will receive, the price per share and the exercise period of each option. In establishing its estimates of fair value of the Company’s common stock prior to the completion of the IPO, the Company considered the guidance set forth in the American Institute of Certified Public Accountants Practice Aid, Valuation prior to being a public company of Privately-Held-Company Equity Securities Issued as Compensation, and performed a retrospective determination of the fair value of its common stock for the year ended December 31, 2006, utilizing a combination of valuation methods described elsewhere in our prospectus dated June 15, 2006.

The Company utilizes the Black-Scholes option pricing model for determining the estimated fair value for stock option awards. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Expected volatility was calculated based on a blended weighted-average of historical information of similar public entities for which historical information was available. The Company will continue to use this approach using other similar public entity volatility information until our historical volatility is relevant to measure expected volatility for future option grants. The average expected life was determined using the SEC shortcut approach as described in Staff Accounting Bulletin (“SAB”) 110, which is the mid-point between the vesting date and the end of the contractual term. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant. The Company has never declared or paid cash dividends on our common or preferred equity and does not anticipate paying any cash

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

dividends in the foreseeable future. Forfeitures are estimated based on voluntary termination behavior, as well as a historical analysis of actual option forfeitures. The weighted-average assumptions used in the Black-Scholes option pricing model are as follows:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2008	2007	2006

Expected stock price volatility	64%	59%	45%
Risk-free interest rate	3.81%	4.63%	4.72%
Expected life of options (in years)	5.2	5.9	6.2
Expected dividend yield	0%	0%	0%

The weighted-average fair value (as of the date of grant) of the options granted during the year ended December 31, 2008, 2007 and 2006 was $8.42, $12.52 and $4.71, respectively. During the year ended December 31, 2008, the Company recorded total pre-tax stock-based compensation expense of $7.1 million ($4.9 million after tax or $0.15 per diluted share), which includes both intrinsic value for equity awards issued prior to 2006 and fair value for equity awards issued after January 1, 2006. The total stock-based compensation cost related to non-vested equity awards not yet recognized as an expense as of December 31, 2008 was approximately $14.0 million. That cost is expected to be recognized over a weighted-average period of approximately 2.9 years.

Stock Options

The following table summarizes information about stock options outstanding.

		Options Outstanding
			Option
	Shares	Number	Exercise Price	Weighted-
	Available	of	per Share	Average
	for Grant	Shares	Range	Exercise Price

Balance at December 31, 2005	981	1,079	$0.29 - 10.00	$1.40
Increase in options available for grant	2,614	—	—	—
Options granted	(1,791)	1,791	$6.95 - 12.68	$9.27
Options exercised	—	(324)	$0.29 - 6.19	$0.34
Options and restricted stock forfeited	359	(359)	$0.29 - 10.00	$5.89
Net restricted stock purchased, granted and forfeited	(367)	—	—	—

Balance at December 31, 2006	1,796	2,187	$0.29 - 12.68	$7.62
Options granted	(1,059)	1,059	$14.00 - 42.77	$28.06
Options exercised	—	(342)	$0.29 - 14.00	$4.60
Options forfeited	73	(73)	$0.29 - 38.62	$12.40
Net restricted stock purchased, granted and forfeited	(56)	—	—	—

Balance at December 31, 2007	754	2,831	$0.29 - 42.77	$15.51
Increase in options available for grant	2,000	—	—	—
Options granted	(1,420)	1,420	$6.04 - 35.62	$11.40
Options exercised	—	(161)	$0.29 - 15.44	$4.96
Options forfeited	407	(407)	$0.29 - 42.77	$22.93
Net Restricted stock granted and forfeited	(87)	—	—	—

Balance at December 31, 2008	1,654	3,683	$0.29 - 38.62	$13.60

Expected to vest at December 31, 2008		1,307	$1.84 - 38.62	$14.29

Vested and exercisable at December 31, 2008		1,385

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the Company’s non-vested restricted stock at December 31, 2008, and changes during the year ended December 31, 2008, is presented below:

Number of
Non-Vested Restricted Stock	Awards

Non-vested at January 1, 2008	180
Granted	106
Vested	(74)
Forfeited	(19)

Non-vested at December 31, 2008	193

As of December 31, 2008 and 2007, the weighted average remaining contractual life of outstanding options was approximately 7.1 and 8.3 years, respectively. Options vested as of December 31, 2008 have an aggregate intrinsic value of approximately $2.9 million. Options outstanding as of December 31, 2008 have an aggregate intrinsic value of approximately $5.2 million. The total intrinsic value (the excess of the market price over the exercise price) for stock options exercised in 2008 was approximately $2.4 million, and $8.9 million for 2007 and insignificant for 2006. The amount of cash received from the exercise of stock options was approximately $0.8 million in 2008. For the years ended December 31, 2008 and 2007, the total fair value of vested options was approximately $9.4 million and $2.5 million, respectively.

The following table summarizes stock options outstanding and exercisable at December 31, 2008:

	Outstanding			Exercisable
	Number of	Weighted-Average	Weighted-Average Remaining	Number of	Weighted Average
Range of Exercise Price	Options	Exercise Price	Contractual Life (in years)	Options	Exercise Price

$ 0.29 - $ 5.50	164	$1.06	5.7	157	1.02
5.51 - 11.00	2,028	8.91	7.1	721	8.71
11.01 - 16.50	747	12.88	7.2	231	13.41
16.51 - 22.00	28	19.51	7.2	7	17.90
22.01 - 27.50	282	23.99	8.3	114	23.96
27.51 - 34.00	109	28.00	7.3	69	27.96
34.01 - 38.62	325	36.45	6.5	86	36.49

	3,683			1,385

10.	401(k) Plan

The Company has a 401(k) plan (the “Plan”) covering all eligible employees. The Plan allows for a discretionary employer match. In 2007, the Company elected to increase its match as a percentage of employee contributions. The Company incurred and expensed $531, $503 and $90 for the years ended December 31, 2008, 2007 and 2006, respectively, in Plan match contributions.

As part of the Wisor acquisition, the Company acquired the existing Wisor 401(k) plan. However, no Plan match contributions were made in 2008. Plan match contributions are expected to be made in 2009 once Wisor’s 401(k) plan assets have been rolled over to the Company’s 401(k) plan.

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Income Taxes

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	December 31,
	2008	2007

Deferred tax assets:
Accrued liabilities	263	69
Deferred revenue	118	—
Bad debts reserve	81	178
State net operating loss carry forwards	1,240	618
Depreciation and amortization	902	801
Deferred compensation	2,251	1,079
Federal net operating loss carry forwards	8,171	—
Deferred rent	258	—
Other	19	—

Total deferred tax assets	$13,303	$2,745
Deferred tax liabilities:
Intangible assets	(1,662)	—
Other	(185)	—

Total deferred tax liabilities	(1,847)	—
Valuation allowance	(1,886)	—

Net Deferred Income Tax Assets	$9,570	$2,745

The following table indicates where net deferred income taxes have been classified in the Balance Sheet:

	December 31,
	2008	2007

Current deferred tax assets	$1,242	$247
Less: Valuation allowance	(177)	—

Net current deferred tax assets	1,065	247
Non-current deferred tax assets	10,214	2,498
Less: Valuation allowance	(1,709)	—

Net non-current deferred tax assets	8,505	2,498

Net Deferred Tax Assets	$9,570	$2,745

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits (excluding accrued interest) is as follows:

	December 31,
	2008	2007

Unrecognized tax benefit (beginning balance)	$649	$—
Additions in unrecognized tax benefits as a result of tax positions taken during prior year (excludes accrued interest)	3	—
Additions for tax positions of current period (excludes accrued interest)	173	649

Unrecognized tax benefits (ending balance)	$825	$649

The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in interest expense. The liability for accrued interest on its unrecognized tax benefits is $68 and $29 at December 31, 2008 and 2007, respectively.

At December 31, 2008, the Company had approximately $23.9 million of federal net operating losses and $14.8 million of state net operating losses, which were the result of the Wisor Telecom acquisition. These net operating loss carry forwards will begin to expire in 2012 and are subject to certain limitations under Internal Revenue Code Section 382 due to the change in ownership. The Company performed a Section 382 study and determined that certain net operating losses will expire prior to utilization of the carry forwards due to the annual Section 382 limitation. The Company has established a partial valuation allowance of $1.9 (tax effected) million against a portion of the federal net operating loss carry forwards and a full valuation of the state net operating carry forwards, as the Company believes that it is not more likely than not that the benefits will not be realized prior to expiration. The Company also has approximately $6.5 million of other state net operating losses that will begin to expire in 2021.

The Company’s wholly owned subsidiary, Wisor Telecom India, Pvt. Ltd., received a tax holiday in Bangalore, India, which ends in 2009. The tax holiday applies to income generated related to its development of computer software. The aggregate amounts from the holiday and the effects to EPS are deemed immaterial.

The Company is currently subject to ongoing tax audits by the State of New Jersey for tax years ending December 31, 2004 through December 31, 2007. The Company believes that the results of the current or any prospective audits will not have a material effect on its financial position or results of operations.

The Company has elected under APB 23 to permanently reinvest earnings and profits related to its foreign subsidiaries, accordingly, no provision has been recorded for U.S. income taxes that might result from the repatriation of these earnings. The undistributed earnings of its foreign subsidiaries are approximately $2.0 million.

A reconciliation of the statutory tax rates and the effective tax rates for the years ended December 31, 2008, 2007 and 2006 are as follows:

	Year Ended December 31,
	2008	2007	2006

Statutory rate	35%	35%	35%
State taxes, net of federal benefit	5%	4%	6%
Permanent adjustments	3%	1%	1%
Research and development credit	(1)%	(3)%	0%
Other	(1)%	0%	0%

Net	41%	37%	42%

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income tax (expense) benefit consisted of the following components:

	Year Ended December 31,
	2008	2007	2006

Current:
Federal	$(7,758)	$(12,431)	$(2,957)
State	(1,376)	(2,347)	(1,664)
Foreign	(3)	—	—
Deferred:
Federal	771	901	(2,624)
State	(58)	(111)	(65)

Income tax (expense)	$(8,424)	$(13,988)	$(7,310)

12.	Commitments and Contingencies

Leases

The Company leases office space, automobiles and office equipment under non-cancellable lease agreements, which expire through October 2019. Aggregate annual future minimum lease payments under these non-cancellable leases are as follows at December 31, 2008:

Period ended December 31:
2009	2,154
2010	2,469
2011	2,337
2012	1,724
2013 and thereafter	9,708

$18,392

Rent expense for the years ended December 31, 2008, 2007 and 2006 was $2,128, $1,945 and $1,522, respectively.

In May 2008, the Company entered into an agreement to lease space for its Pennsylvania offices and data center in a newly constructed facility. The lease has a term of 10 years and 5 months with an option to extend the term of the lease for two consecutive five year periods. In August 2008, the Company amended its lease whereby the Company agreed to reimburse the landlord for certain leasehold improvements the Company had requested. These improvements were under construction at December 31, 2008. Since the tenant improvements, under the lease amendment, are considered structural in nature and the Company is primarily responsible for reimbursement to the landlord for the cost of these improvements, for accounting purposes, under Emerging Issues Task Force Issue No. 97-10 “The Effect of Lessee Involvement in Asset Construction” (“EITF 97-10”), the Company is considered to be the owner of the construction project. In accordance with EITF 97-10, the Company recorded assets on its balance sheet for all of the costs paid by the lessor to construct the Pennsylvania facility through December 31, 2008, along with corresponding financing liabilities for amounts equal to these lessor-paid construction costs through December 31, 2008. These amounts did not impact the Company’s cash flows.

13.	Related Parties

Omniglobe International, L.L.C.

Omniglobe International, L.L.C., (“Omniglobe”) a Delaware limited liability company with operations in India, provides data entry services relating to the Company’s exception handling management. The Company pays

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Omniglobe an hourly rate for each hour worked by each of its data entry agents. As of December 31, 2008 and 2007, the Company has a service agreement with Omniglobe. Services provided include data entry and related services as well as development and testing services. The current agreement may be terminated by either party without cause with 30 or 60 days written notice prior to the end of the term. Unless terminated, the agreement will automatically renew in nine month increments. As of December 31, 2008, the Company fulfilled the overall minimum contractual commitment. The Company does not intend to terminate its arrangement with Omniglobe.

On March 12, 2004, certain of the Company’s executive officers and their family members acquired indirect equity interests in Omniglobe by purchasing an ownership interest in Rumson Hitters, L.L.C., a Delaware limited liability company, as follows:

				Proceeds Received
		Equity	Purchase Price of	from Interest in
		Interest in	Interest in Rumson	Rumson Hitters,
Name	Position with Synchronoss	Omniglobe	Hitters, L.L.C.	L.L.C.

Stephen G. Waldis	Chairman of the Board of Directors, President and Chief Executive Officer	12.23%	$95,000	$95,000
Lawrence R. Irving	Executive Vice President, Chief Financial Officer and Treasurer	2.58%	$20,000	$20,000
David E. Berry	Former Vice President and Chief Technology Officer	2.58%	$20,000	$20,000
Robert Garcia	Executive Vice President and Chief Operating Officer	1.29%	$10,000	$10,000

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

14.	Legal Matters

On September 5, 2008, September 18, 2008, and September 23, 2008, three complaints were filed against the Company and certain of its officers and directors in the United States District Court for the District of New Jersey purportedly on behalf of a class of shareholders who purchased the Company’s common stock between February 4, 2008 and June 9, 2008 (the “Securities Law Actions”). The plaintiffs in each complaint assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. They allege that certain of the Company’s public disclosures regarding its financial prospects during the proposed class period were false and/or misleading. The principal allegation set forth in each complaint is that the Company issued misleading statements concerning its business prospects relating to the activation of Apple Inc.’s iPhone product. The plaintiffs seek compensatory

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

damages, costs, fees, and other relief within the Court’s discretion. The Company believes that the claims described above are without merit, and it intends to defend against all of the claims vigorously. Due to the inherent uncertainties of litigation, the Company cannot predict the outcome of the actions at this time, and it can give no assurance that these claims will not have a material adverse effect on the Company’s financial position or results of operations.

On October 23, 2008 and November 3, 2008, complaints were filed in the state court of New Jersey and the United States District Court for the District of New Jersey against certain of the Company’s officers and directors, purportedly derivatively on behalf of the Company (the “Derivative Suits”). The Complaints in the Derivative Suits assert that the named officers and directors breached their fiduciary duties and other obligations in connection with the disclosures that also are the subject of the Securities Law Actions described above. The Company is also named as a nominal defendant in the Derivative Suits, although the lawsuits are derivative in nature and purportedly asserted on the Company’s behalf. The plaintiffs seek compensatory damages, costs, fees, and other relief within the Court’s discretion. The Company is in the process of evaluating the claims in the Derivative Suits. Due to the inherent uncertainties of litigation, we cannot predict the outcome of the Derivative Suits at this time, and we can give no assurance that the claims in these complaints will not have a material adverse effect on the Company’s financial position or results of operations.

Except for the above claims, the Company is not currently subject to any legal proceedings that could have a material adverse effect on its operations; however, the Company may from time to time become a party to various legal proceedings arising in the ordinary course of its business.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2008. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures were effective as of December 31, 2008, to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer, as appropriate to allow timely decision making regarding required disclosures.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

To assist management, the Company has established procedures to verify and monitor its internal controls. Because of its inherent limitations, however, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2008. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.

Based on the Company’s assessment, management concluded that, as of December 31, 2008, its internal control over financial reporting was effective.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 has been audited by Ernst & Young LLP, its independent registered public accounting firm, as stated in their report which is included in Item 9 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 that was conducted during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, does not expect that its disclosure controls or its internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company’s operations have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Synchronoss Technologies, Inc.

We have audited Synchronoss Technologies Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Synchronoss Technologies Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Synchronoss Technologies, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Synchronoss Technologies, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity (deficiency), and cash flows for each of the three years in the period ended December 31, 2008 of Synchronoss Technologies, Inc. and our report dated March 12, 2009 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

MetroPark, New Jersey
March 12, 2009

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) Identification of Directors. Information concerning the directors of Synchronoss is set forth under the heading “Election of Directors” in the Synchronoss Proxy Statement for the 2009 Annual Meeting of Stockholders and is incorporated herein by reference.

(b) Audit Committee Financial Expert. Information concerning Synchronoss’ audit committee financial expert is set forth under the heading “Audit Committee” in the Synchronoss Proxy Statement for the 2009 Annual Meeting of Stockholders and is incorporated herein by reference.

(c) Identification of the Audit Committee. Information concerning the audit committee of Synchronoss is set forth under the heading “Audit Committee” in the Synchronoss Proxy Statement for the 2009 Annual Meeting of Stockholders and is incorporated herein by reference.

(d) Section 16(a) Beneficial Ownership Reporting Compliance. Information concerning compliance with beneficial ownership reporting requirements is set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Synchronoss Proxy Statement for the 2009 Annual Meeting of Stockholders and is incorporated herein by reference.

(e) Code of Ethics. Information concerning the Synchronoss Code of Business Conduct is set forth under the caption “Code of Business Conduct” in the Synchronoss Proxy Statement for the 2009 Annual Meeting of Stockholders and is incorporated herein by reference. The Code of Business Conduct can also be found on our Website, www.synchronoss.com.

ITEM 11.	EXECUTIVE COMPENSATION

Information concerning executive compensation is set forth under the headings “Compensation of Executive Officers” in the Synchronoss Proxy Statement for the 2009 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning shares of Synchronoss equity securities beneficially owned by certain beneficial owners and by management is set forth under the heading “Equity Security Ownership of Certain Beneficial Owners and Management” in the Synchronoss Proxy Statement for the 2009 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning certain relationships and related transactions is set forth under the heading “Certain Related Party Transactions” in the Synchronoss Proxy Statement for the 2009 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning fees and services of the Company’s principal accountants is set forth under the heading “Report of the Audit Committee” and “Independent Registered Public Accounting Firm’s Fees” in the Synchronoss Proxy Statement for the 2009 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements:

(a)(2) Schedule for the years ended December 31, 2008, 2007, 2006:

II — Valuation and Qualifying Accounts

All other Schedules have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(a)(3) Exhibits:

Exhibit No.		Description

3	.1*	Amended and Restated Certificate of Incorporation of the Registrant.
3	.2*	Amended and Restated Bylaws of the Registrant
4.1		Reference is made to Exhibits 3.1 and 3.2
4	.2*	Amended and Restated Investors Rights Agreement, dated December 22, 2000, by and among the Registrant, certain stockholders and the investors listed on the signature pages thereto.
4	.3*	Amendment No. 1 to Synchronoss Technologies, Inc. Amended and Restated Investors Rights Agreement, dated April 27, 2001, by and among the Registrant, certain stockholders and the investors listed on the signature pages thereto.
4	.4*	Registration Rights Agreement, dated November 13, 2000, by and among the Registrant and the investors listed on the signature pages thereto.
4	.5*	Amendment No. 1 to Synchronoss Technologies, Inc. Registration Rights Agreement, dated May 21, 2001, by and among the Registrant, certain stockholders listed on the signature pages thereto and Silicon Valley Bank.
10	.1*	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.
10	.2*	Synchronoss Technologies, Inc. 2000 Stock Plan and forms of agreements thereunder.
10	.3*	Amendment No. 1 to Synchronoss Technologies, Inc. 2000 Stock Plan.
10	.4*	2006 Equity Incentive Plan and forms of agreements thereunder.
10	.5*	Lease Agreement between the Registrant and BTCT Associates, L.L.C. for the premises located at 750 Route 202 South, Bridgewater, New Jersey, dated as of May 11, 2004.
10	.6*	First Amendment dated December 23, 2003 to the Lease Agreement between the Registrant and BTCT Associates, L.L.C. for the premises located at 750 Route 202 South, Bridgewater, New Jersey, dated as of May 11, 2004.
10	.7**	Second Amendment dated August 21, 2006 to the Lease Agreement between the Registrant and BTCT Associates, L.L.C. for the premises located at 750 Route 202 South, Bridgewater, New Jersey, dated as of May 11, 2004.
10.8		Lease Agreement between the Registrant and Triple Net Investments XXV, L.P. for the premises located at Lehigh Valley Industrial Park VII, Bethlehem, Pennsylvania, dated as of May 16, 2008, as amended.
10	.10*	Loan & Security Agreement between the Registrant and Silicon Valley Bank, dated as of May 21, 2001.

Exhibit No.		Description

10	.11*	Cingular Master Services Agreement, effective September 1, 2005 by and between the Registrant and Cingular Wireless LLC.
10	.12†	Employment Agreement dated as of December 30, 2008 between the Registrant and Stephen G. Waldis.
10	.13†	Employment Agreement dated as of December 30, 2008 between the Registrant and Lawrence R. Irving.
10	.14†	Employment Agreement dated as of December 30, 2008 between the Registrant and Robert Garcia.
10	.15†	Employment Agreement dated as of December 30, 2008 between the Registrant and Chris Putnam.
10	.16†	Employment Agreement dated as of December 30, 2008 between the Registrant and Omar Tellez.
23.1		Consent of Ernst & Young, LLP, Independent Registered Public Accounting Firm.
24		Power of Attorney (see page 71)
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and section 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and section 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

†	Compensation Arrangement.

*	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (Commission File No. 333-132080).

**	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007.

‡	Confidential treatment has been requested for portions of this document. The omitted portions of this document have been filed with the Securities and Exchange Commission.

(10)

(b) Exhibits.

See (a)(3) above.

(c) Financial Statement Schedule.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
December 31, 2008, December 31, 2007, and December 31, 2006

	Beginning			Ending
	Balance	Additions	Reductions	Balance
	(In thousands)

Allowance for doubtful receivables
2008	$448	$186	$(441)	$193
2007	$171	$277	$—	$448
2006	$221	$40	$(90)	$171

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNCHRONOSS TECHNOLOGIES, INC.
(Registrant)

By	/s/ Stephen G. Waldis
Stephen G. Waldis
Chairman of the Board, Chief Executive Officer
and President

March 13, 2009

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

Signature	Title	Date

/s/ Stephen G. Waldis Stephen G. Waldis	Chief Executive Officer and Director (Principal Executive Officer)	March 13, 2009

/s/ Lawrence R. Irving Lawrence R. Irving	Chief Financial Officer (Principal Financial and Accounting Officer)	March 13, 2009

/s/ William J. Cadogan William J. Cadogan	Director	March 13, 2009

/s/ Charles E. Hoffman Charles E. Hoffman	Director	March 13, 2009

/s/ Thomas J. Hopkins Thomas J. Hopkins	Director	March 13, 2009

/s/ James M. McCormick James M. McCormick	Director	March 13, 2009

/s/ Donnie M. Moore Donnie M. Moore	Director	March 13, 2009