Form 10-Q
period 2009-03-31
SYNCHRONOSS TECHNOLOGIES INC
filed 2009-05-08
CIK 1131554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Shares outstanding of the Registrant’s common stock:

Class	Outstanding at April 30, 2009
Common stock, $0.0001 par value	30,884,019 shares

SYNCHRONOSS TECHNOLOGIES, INC.
FORM 10-Q INDEX

SYNCHRONOSS TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share data)

	March 31,	December 31,
	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$68,042	$72,203
Marketable securities	2,186	2,277
Accounts receivable, net of allowance for doubtful accounts of $218 and $193 at March 31, 2009 and December 31, 2008, respectively	28,240	25,296
Prepaid expenses and other assets	3,469	3,337
Deferred tax assets	1,061	1,065

Total current assets	102,998	104,178
Marketable securities	4,151	4,283
Property and equipment, net	23,280	17,280
Goodwill	6,652	6,862
Intangible assets, net	3,487	3,580
Deferred tax assets	8,468	8,505
Other assets	629	631

Total assets	$149,665	$145,319

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,621	$2,838
Accrued expenses	7,121	8,640
Lease financing obligations	268	—
Deferred revenues	2,343	1,452

Total current liabilities	11,353	12,930
Long term lease financing obligations	8,540	6,685
Other liabilities	1,379	1,366
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000 shares authorized, 0 shares issued and outstanding at March 31, 2009 and December 31, 2008	—	—
Common stock, $0.0001 par value; 100,000 shares authorized, 32,882 and 32,878 shares issued; 30,882 and 30,878 outstanding at March 31, 2009 and December 31, 2008, respectively	3	3
Treasury stock, at cost (2,000 at March 31, 2009 and December 31, 2008)	(23,713)	(23,713)
Additional paid-in capital	109,864	107,895
Accumulated other comprehensive income	47	66
Retained earnings	42,192	40,087

Total stockholders’ equity	128,393	124,338

Total liabilities and stockholders’ equity	$149,665	$145,319

See accompanying consolidated notes.

SYNCHRONOSS TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2009	2008
Net revenues	$29,553	$29,110
Costs and expenses:
Cost of services*	15,199	13,407
Research and development	3,116	2,422
Selling, general and administrative	6,069	5,267
Depreciation and amortization	1,840	1,465

Total costs and expenses	26,224	22,561

Income from operations	3,329	6,549
Interest income	199	857
Interest expense	(51)	(10)

Income before income tax expense	3,477	7,396
Income tax expense	(1,372)	(3,090)

Net income	$2,105	$4,306

Net income per common share:
Basic	$0.07	$0.13

Diluted	$0.07	$0.13

Weighted-average common shares outstanding:
Basic	30,696	32,528

Diluted	31,088	33,407

*	Cost of services excludes depreciation and amortization which is shown separately.
See accompanying consolidated notes.

SYNCHRONOSS TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2009	2008
Operating activities:
Net income	$2,105	$4,306
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	1,840	1,465
Deferred income taxes	40	(406)
Stock-based compensation	1,955	1,671
Changes in operating assets and liabilities:
Accounts receivable, net of allowance for doubtful accounts	(2,944)	1,479
Prepaid expenses and other current assets	(131)	2
Other assets	305	(34)
Accounts payable	(1,217)	(1,079)
Accrued expenses	(1,518)	(2,385)
Tax benefit from stock option exercise	—	(698)
Other liabilities	60	10
Deferred revenues	891	888

Net cash provided by operating activities	1,386	5,219

Investing activities:
Purchases of fixed assets	(5,638)	(308)
Purchases of marketable securities available-for-sale	(288)	(490)
Maturities and sales of marketable securities available-for-sale	365	1,780

Net cash (used in) provided by investing activities	(5,561)	982

Financing activities:
Proceeds from the exercise of stock options	14	536
Excess tax benefits from stock option exercises	—	698

Net cash provided by financing activities	14	1,234

Net (decrease) increase in cash and cash equivalents	(4,161)	7,435
Cash and cash equivalents at beginning of year	72,203	92,756

Cash and cash equivalents at end of period	$68,042	$100,191

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$320	$1,512

Supplemental disclosures of non-cash investing activities:
Non-cash increase in construction-in-progress and related lease liability	$2,123	$—

See accompanying consolidated notes.

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(in thousands, except per share data unless otherwise noted)
     The consolidated financial statements at March 31, 2009 and for the three months ended March 31, 2009 and 2008 are unaudited, but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. They do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements and should be read in conjunction with the consolidated financial statements and notes in the Annual Report of Synchronoss Technologies, Inc. (the “Company” or “Synchronoss”) included in the Company’s annual report on Form 10-K for the year ended December 31, 2008. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Synchronoss Technologies UK Ltd., Wisor Telecom Corporation (“Wisor”) and Wisor Telecom India Private Ltd. All significant intercompany balances and transactions are eliminated in consolidation. The Company has no unconsolidated subsidiaries or investments accounted for under the equity method. The results reported in these consolidated financial statements should not necessarily be taken as indicative of results that may be expected for the entire year. The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.
1. Description of Business
     Synchronoss Technologies, Inc. (the “Company” or “Synchronoss”) is a leading provider of on-demand transaction management platforms that enable communications service providers (CSPs), equipment manufacturers with embedded connectivity (e.g., handsets, mobile internet devices, laptops, cameras, etc.) (EMECs) and other customers to automate subscriber activation, order management and service provisioning from any channel (e.g., e-commerce, telesales, customer stores and other retail outlets, etc.) to any communication service (e.g., wireless, high speed access, local access, Internet Protocol TV, cable satellite TV, etc.) across any device type. The Company’s business model enables delivery of its proprietary solutions over the Web as a service. The Company conducts its business operations primarily in the United States of America, with some aspects of its operations being outsourced to entities located in India and Canada. The Company’s ConvergenceNow® platforms (including ConvergenceNow® Plus+ and InterconnectNow™) provide end-to-end seamless integration between customer-facing channels/applications, communication services, devices and “back-office” infrastructure-related systems and processes. The Company’s customers rely on the Company’s Web-based solutions and technology to automate the process of activating customers while delivering additional communication services, including new service offerings and ongoing customer care. Synchronoss has designed its ConvergenceNow® platforms to be flexible and scalable to enable multiple converged communication services to be managed across multiple distribution channels, including e-commerce, telesales, customer stores and other retail outlets, etc., allowing the Company to meet the rapidly changing and converging services offered by its customers. By simplifying the processes associated with managing the Company’s customers’ subscribers’ experience for ordering and activating services through the use of the Company’s ConvergenceNow® platforms to automate and integrate their disparate systems, Synchronoss enables its customers to acquire, retain, and service subscribers quickly, reliably and cost-effectively.
2. Basis of Presentation
     For further information about the Company’s basis of presentation or its significant accounting policies, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2008.
3. Recent Accounting Pronouncements
     Impact of Recently Issued Accounting Standards
     Staff Position No. 115-2, Financial Accounting Standards (FAS) 124-2 and Emerging Issues Task Force (EITF) 99-20-2, Recognition and Presentation of Other-Than-Temporary Impairments (FASB Staff Position (FSP) 115-2). FSP 115-2 provides new guidance on the recognition of an Other Than Temporary Impairment and provides new disclosure requirements. The recognition and presentation provisions apply only to debt securities classified as available-for-sale and held to maturity.
     Proposed Staff Position No. FAS 107-1 and Accounting Principles Board (APB) 28-1, Interim Disclosures about Fair Value of Financial Instruments; an amendment of Financial Accounting Standards Board (FASB) Statement No 107 (FSP 107-1). FSP 107-1 extends the disclosure requirements to FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments (Statement

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (Continued)
(in thousands, except per share data unless otherwise noted)
No. 107), to interim financial statements of publicly traded companies. Statement No. 107 requires disclosures of the fair value of all financial instruments (recognized or unrecognized), when practicable to do so. These fair value disclosures must be presented together with the carrying amount of the financial instruments in a manner that clearly distinguishes between assets and liabilities and indicates how the carrying amounts relate to amounts reported on the balance sheet. An entity must also disclose the methods and significant assumptions used to estimate the fair value of the financial instruments.
     FASB Staff Position No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability has Significantly Decreased and Identifying Transactions that are Not Orderly (FSP 157-4). FSP 157-4 amends FASB Statement No. 157, Fair Value Measurement, to provide additional guidance on estimating fair value when the volume and level of activity for an asset or liability has significantly decreased in relation to normal market activity for the asset or liability.
     Each of the accounting pronouncements listed above is effective after June 15, 2009. The Company is in the process of reviewing the impact of each of the accounting pronouncements listed above but does not expect the adoption of these accounting pronouncements to have a material impact on its consolidated financial statements.
4. Earnings per Common Share
     The Company calculates net income per share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net income attributable to common stockholders per common share. Stock options that are anti-dilutive and excluded from the following table totaled 1,090 and 897 for the three months ended March 31, 2009 and 2008, respectively.

	Three Months Ended March 31,
	2009	2008
Numerator:
Net income	$2,105	$4,306

Denominator:
Weighted average common shares outstanding — basic	30,696	32,528
Dilutive effect of:
Options and unvested restricted shares	392	879

Weighted average common shares outstanding — diluted	31,088	33,407

5. Comprehensive Income
     The components of comprehensive income are as follows:

	Three Months Ended March 31,
	2009	2008
Net Income	$2,105	$4,306
Foreign currency translation adjustment	(28)	—
Unrealized gain (loss) on securities, net of tax $5	9	(1)

Net total comprehensive income	$2,086	$4,305

6. Fair Value Measurements of Cash, Cash Equivalents and Marketable Securities
     The following is a summary of cash, cash equivalents and marketable securities held by the Company and their related classifications under FAS 157. The Company classifies marketable securities as available-for-sale in accordance with SFAS 115, Accounting for Certain Investments in Debt and Equity Securities.

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (Continued)
(in thousands, except per share data unless otherwise noted)

	March 31,	December 31,
	2009	2008
Level 1 (A)	$68,042	$72,203
Level 2 (B)	6,337	6,560

Total	$74,379	$78,763

(A)	Level 1 assets include money market funds which are classified as cash equivalents.

(B)	Level 2 assets include certificates of deposit which are classified as marketable securities.
7. Stockholders’ Equity
     Stock Options
     The Company uses the Black-Scholes option pricing model for determining the estimated fair value for stock-based awards. The weighted-average assumptions used in the Black-Scholes option pricing model are as follows:

	Three Months Ended 31,
	2009	2008
Expected stock price volatility	62.96%	72.40%
Risk-free interest rate	1.69%	3.47%
Expected life of options (in years)	4.07	4.04
Expected dividend yield	0%	0%
     The weighted-average fair value (as of the date of grant) of the options granted was $4.94 and $15.91 per share for the three months ended March 31, 2009 and 2008, respectively. During the three months ended March 31, 2009, the Company recorded total pre-tax stock-based compensation expense of $2.0 million ($1.4 million after tax or $0.04 per diluted share), which includes both intrinsic value for equity awards issued prior to 2006 and fair value for equity awards issued after January 1, 2006. The total stock-based compensation cost related to non-vested equity awards not yet recognized as an expense as of March 31, 2009 was approximately $12.8 million. That cost is expected to be recognized over a weighted-average period of approximately 2.6 years.
     The following table summarizes information about stock options outstanding.

		Options Outstanding
			Option
	Shares	Number	Exercise Price	Weighted-
	Available	of	per Share	Average
	for Grant	Shares	Range	Exercise Price
Balance at December 31, 2008	1,654	3,683	$0.29 - 38.62	$13.60

Options granted	(110)	110	$8.67 - 10.81	$9.86
Options exercised	—	(4)	$0.29 - 6.95	$3.51
Options forfeited	51	(51)	$6.95 - 38.62	$17.25

Balance at March 31, 2009	1,595	3,738	$0.29 - 38.62	$13.47

     A summary of the Company’s non-vested restricted stock at March 31, 2009, and changes during the three months ended March 31, 2009, is presented below:

Number of
Non-Vested Restricted Stock	Awards
Non-vested at January 1, 2009	193
Vested	(17)

Non-vested at March 31, 2009.	176

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS — UNAUDITED (Continued)
(in thousands, except per share data unless otherwise noted)
     Treasury Stock
     In 2008, the Company’s board of directors authorized a stock repurchase program to purchase up to $25.0 million of the Company’s outstanding common stock. The duration of the repurchase program was up to twelve months. Under the program, the Company was entitled to purchase shares of its common stock in the open market, through block trades or otherwise at prices deemed appropriate by the Company. The timing and amount of repurchase transactions under the program were dependent on market conditions and corporate and regulatory considerations. A total of 2.0 million shares were repurchased under the program for an aggregate purchase price of approximately $23.7 million. The purchases were funded from available working capital. The Company classifies common stock repurchased as treasury stock on its balance sheet.
8. Lease Accounting
     In May 2008, the Company entered into an agreement to lease space for its Pennsylvania offices and data center in a newly constructed facility. The lease has a term of 10 years and 5 months with an option to extend the term of the lease for two consecutive five year periods. In August 2008, the Company amended its lease whereby the Company agreed to reimburse the landlord for certain leasehold improvements the Company had requested. These improvements were under construction at March 31, 2009. Since the tenant improvements, under the lease amendment, are considered structural in nature and the Company is primarily responsible for reimbursement to the landlord for the cost of these improvements, for accounting purposes, under EITF Issue No. 97-10 “The Effect of Lessee Involvement in Asset Construction” (“EITF 97-10”), the Company is considered to be the owner of the construction project. In accordance with EITF 97-10, the Company recorded assets on its balance sheet for all of the costs paid by the lessor to construct the Pennsylvania facility through March 31, 2009, along with corresponding financing liabilities for amounts equal to these lessor-paid construction costs through March 31, 2009. The Company is currently evaluating the lease accounting post the construction period. The amount of construction costs funded by the landlord and capitalized on the Company’s balance sheet, with an offsetting amount recorded as financing liabilities, did not impact the Company’s cash flows.
9. Legal Matters
     On September 5, 2008, September 18, 2008, and September 23, 2008, three complaints were filed against the Company and certain of its officers and directors in the United States District Court for the District of New Jersey purportedly on behalf of a class of shareholders who purchased the Company’s common stock between February 4, 2008 and June 9, 2008 (the “Securities Law Actions”). The complaints were consolidated and an amended complaint was filed by the plaintiffs on March 13, 2009. The Company filed a Motion to Dismiss all of the claims under the complaint on April 24, 2009. The plaintiffs in each complaint assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. They allege that certain of the Company’s public disclosures regarding its financial prospects during the proposed class period were false and/or misleading. The principal allegation set forth in each complaint is that the Company issued misleading statements concerning its business prospects relating to the activation of Apple Inc.’s iPhone product. The plaintiffs seek compensatory damages, costs, fees, and other relief within the Court’s discretion. The Company believes that the claims described above are without merit, and it intends to defend against all of the claims vigorously. Due to the inherent uncertainties of litigation, the Company cannot predict the outcome of the actions at this time, and it can give no assurance that these claims will not have a material adverse effect on the Company’s financial position or results of operations.
     On October 23, 2008 and November 3, 2008, complaints were filed in the state court of New Jersey and the United States District Court for the District of New Jersey against certain of our officers and directors, purportedly derivatively on behalf of the Company (the “Derivative Suits”). The Complaints in the Derivative Suits assert that the named officers and directors breached their fiduciary duties and other obligations in connection with the disclosures that also are the subject of the Securities Law Actions described above. The Company is also named as a nominal defendant in the Derivative Suits, although the lawsuits are derivative in nature and purportedly asserted on the Company’s behalf. The plaintiffs seek compensatory damages, costs, fees, and other relief within the Court’s discretion. The plaintiffs in the Derivative Suits have agreed to stay their claims pending the court’s decision in the Defendant’s Motion to Dismiss in the Securities Laws Actions. Due to the inherent uncertainties of litigation, the Company cannot predict the outcome of the Derivative Suits at this time, and we can give no assurance that the claims in these complaints will not have a material adverse effect on its financial position or results of operations.

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS — UNAUDITED (Continued)
(in thousands, except per share data unless otherwise noted)
Except for the above claims, the Company is not currently subject to any legal proceedings that could have a material adverse effect on its operations; however, it may from time to time become a party to various legal proceedings arising in the ordinary course of its business.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     You should read the following discussion and analysis in conjunction with the information set forth in our consolidated financial statements and related accompanying consolidated notes included elsewhere in this quarterly report on Form 10-Q and in our annual report on Form 10-K for the year ended December 31, 2008. This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to risks and uncertainties and are based on the beliefs and assumptions of our management as of the date hereof based on information currently available to our management. Use of words such as “believes,” “expects,” “anticipates,” “intends,” “plans,” “should, “continues,” “likely” or similar expressions, indicate a forward-looking statement. Forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions. Actual results may differ materially from the forward-looking statements we make. We caution investors not to place substantial reliance on the forward-looking statements included in this report. These statements speak only as of the date of this report (unless another date is indicated), and we undertake no obligation to update or revise the statements in light of future developments. All numbers are expressed in thousands unless otherwise stated.
Overview
     We are a leading provider of on-demand transaction management platforms that enable communications service providers (CSPs) and equipment manufacturers with embedded connectivity (i.e., handsets, mobile internet devices, laptops, cameras, etc.) (EMECs) and other customers to automate subscriber activation, order management and service provisioning from any channel (e.g., e-commerce, telesales, customer stores and other retail outlets, etc.) to any communication service (e.g., wireless, high speed access, local access, Internet Protocol TV, cable, satellite TV, etc.) across any device type. Our business model enables delivery of our proprietary solutions over the Web as a service. Our ConvergenceNow ® platforms (including ConvergenceNow ® Plus + and InterconnectNow TM ) provide seamless integration between customer-facing channels/applications, communication services, devices and “back-office” infrastructure-related systems and processes. Our customers rely on our Web-based solutions and technology to automate the process of activating customers while delivering additional communications services including new service offerings and ongoing customer care. Our ConvergenceNow® platforms are designed to be flexible to enable multiple converged communication services to be managed across multiple distribution channels including e-commerce, telesales, customer stores and other retail outlets, allowing us to meet the rapidly changing and converging services offered by our customers. By simplifying the processes associated with managing our customers’ subscribers’ experience for ordering and activating services through the automation and integration of their disparate systems, we enable our customers to acquire, retain and service subscribers quickly, reliably and cost-effectively.
     Our industry-leading customers include AT&T Inc., British Telecom, Cablevision, Charter Communications, Clearwire, Comcast, Cox Communications, Embarq, Fairpoint, Frontier, Global Crossing, Level 3 Communications, RaySat Broadcasting Corporation, Sprint Nextel, Time Warner Cable, Time Warner Telecom, Verizon Business Solutions, Verizon Wireless, Vodafone, Vonage Network, and XO Communications. These customers utilize a combination of our platforms, technology and services enabling them to provide services to both their consumer and business customers, including over 300 of the Fortune 500 companies.
     Revenues
     We generate a substantial portion of our revenues on a per-transaction basis, most of which is derived from contracts that extend up to 48 months from execution. For the three months ended March 31, 2009, we derived approximately 85% of our revenues from transactions processed. Most of the remainder of our revenues were generated by professional services.
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
     We currently derive a significant portion of our revenues from one customer, AT&T. For the three months ended March 31, 2009, AT&T accounted for approximately 63% of our revenues, compared to 72% for the three months ended March 31, 2008. Our five largest customers, AT&T, Cablevision, Level 3 Communications, Time Warner Cable and Vonage, accounted for approximately 84%

of our revenues for the three months ended March 31, 2009, compared to 93% of our revenues for the three months ended March 31, 2008. See “Risk Factors” for certain matters bearing risks on our future results of operations.
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
     Depreciation and amortization relates to our property and equipment and includes our network infrastructure and facilities. Amortization relates to the customer lists and technology acquired from Wisor in 2008.
Current Trends Affecting Our Results of Operations
     Our on-demand business model enables delivery of our proprietary solutions over the Web as a service and has been driven by market trends such as various forms of order provisioning, local number portability, the implementation of new technologies, subscriber growth, competitive churn, network changes, growth of the emerging device market (i.e., smartphone devices, netbooks, etc.) and consolidations in the industry. In particular, the emergence of order provisioning of e-commerce transactions for smartphone devices, wireless, VoIP, LNP, and other communication services surrounding the convergence of bundled services has increased the need for our services and we believe will continue to be a source of growth for us.
     In the second quarter of 2008, we were informed by AT&T that they would be changing their process of activating the iPhone product from a process that utilized our ConvergenceNow ® platform to an activation process that occurs at retail stores. This change in process requires customers to activate the iPhone at AT&T or Apple stores to discourage the practice of “unlocking” the device for use on other networks. This activation process is a service that is currently not supported by Synchronoss for AT&T at retail stores. As a result of this development, our revenues for the year ended December 31, 2008 and the first quarter of 2009 were lower, compared to the year ended December 31, 2007 and the first quarter of 2008, respectively. Nevertheless, we exited 2008 with an iPhone revenue contribution rate in excess of $10 million annually. We have taken the iPhone activation process and have further enhanced the process to support embedded communication devices such as smartphones, mobile internet devices, laptops, and wirelessly enabled consumer electronics such as digital cameras and global positioning systems.
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
     We believe the following to be our critical accounting policies and estimates because they are important to the portrayal of our financial condition and results of operations and they require critical management judgments and estimates about matters that are uncertain. If actual results or events differ materially from those contemplated by us in making these estimates, our reported financial condition and results of operations for future periods could be materially affected. See “Risk Factors” for certain matters bearing risks on our future results of operations.
•	Revenue Recognition and Deferred Revenue

•	Income Taxes

•	Stock-Based Compensation

•	Goodwill and Impairment of Long-Lived Assets

•	Allowance for Doubtful Accounts
     There were no significant changes in our critical accounting policies and estimates for the three months ended March 31, 2009. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended December 31, 2008 for a more complete discussion of our critical accounting policies and estimates.

Results of Operations
     Three months ended March 31, 2009 compared to the three months ended March 31, 2008
     The following table presents an overview of our results of operations for the three months ended March 31, 2009 and 2008.

	Three Months Ended				Three Months Ended
	March 31,				March 31,
	2009		2008		2009 vs. 2008
	$	% of Revenue	$	% of Revenue	$ Change	% Change
	(in thousands)

Net revenue	$29,553	100.0%	$29,110	100.0%	$443	1.5%

Cost of services*	15,199	51.4%	13,407	46.1%	1,792	13.4%
Research and development	3,116	10.5%	2,422	8.3%	694	28.7%
Selling, general and administrative	6,069	20.6%	5,267	18.1%	802	15.2%
Depreciation and amortization	1,840	6.2%	1,465	5.0%	375	25.6%

	26,224	88.7%	22,561	77.5%	3,663	16.2%

Income from operations	$3,329	11.3%	$6,549	22.5%	$(3,220)	(49.2)%

*	Cost of services excludes depreciation and amortization which are shown separately.
     Net Revenue. Net revenues increased $443 to $29.6 million for the three months ended March 31, 2009, compared to the three months ended March 31, 2008. This increase was due primarily to increased revenues from customers outside our AT&T relationship offset by decreased revenues from AT&T. Net revenues related to AT&T decreased $2.5 million to $18.6 million for the three months ended March 31, 2009 compared to the same period in 2008. This decline was primarily due to decreased revenues associated with the activation of iPhones on AT&T’s network. AT&T represented 63% and 72% of our revenues for the three months ended March 31, 2009 and 2008, respectively. Net revenues outside of AT&T generated $11.0 million of our revenues during the three months ended March 31, 2009 as compared to $8.0 million during the three months ended March 31, 2008. Net revenues outside of AT&T represented 37% and 28% of our revenues during the three months ended March 31, 2009 and 2008, respectively. Transaction revenues recognized for the three months ended March 31, 2009 and 2008 represented 85% for both periods or $25.0 million and $24.8 million of net revenues, respectively. Professional service revenues remained the same as a percentage of sales at 14% for both periods or $4.3 million for the three months ended March 31, 2009, compared to $4.0 million for the three months ended March 31, 2008.
     Expense
     Cost of Services. Cost of services increased $1.8 million to $15.2 million for the three months ended March 31, 2009, compared to the three months ended March 31, 2008, due primarily to an increase of $1.6 million in personnel and related costs and third party consulting service costs. The increase in personnel and related costs was due primarily to an increase in headcount. In addition, stock-based compensation cost increased $130. Cost of services as a percentage of revenues increased to 51.4% for the three months ended March 31, 2009, compared to 46.1% for the three months ended March 31, 2008.
     Research and Development. Research and development expense increased $694 to $3.1 million for the three months ended March 31, 2009, compared to the three months ended March 31, 2008, due to the addition of our Indian subsidiary and its employees offset by reduced use of outside consultants. Research and development expense as a percentage of revenues increased to 10.5% for the three months ended March 31, 2009, compared to 8.3% for the three months ended March 31, 2008.

     Selling, General and Administrative. Selling, general and administrative expense increased $802 to $6.1 million for the three months ended March 31, 2009, compared to the three months ended March 31, 2008. Selling, general and administrative expense as a percentage of revenues increased to 20.6% for the three months ended March 31, 2009, compared to 18.1% for the three months ended March 31, 2008 due to an increase in personnel and related costs, stock-based compensation expense of $447 and increased external tax advisory and legal fees of $322. The increase in personnel and related costs was primarily due to an increase in headcount.
     Depreciation and amortization. Depreciation and amortization expense increased $375 to $1.8 million for the three months ended March 31, 2009, compared to the same period in 2008, due to continued growth in the invested value of our infrastructure and amortization of intangibles related to the Wisor acquisition of $93. Depreciation and amortization expense as a percentage of revenues increased to 6.2% for the three months ended March 31, 2009, compared to 5.0% for the same period in 2008.
     Income from Operations. Income from operations decreased $3.2 million to $3.3 million for the three months ended March 31, 2009, compared to the same period in 2008. Income from operations decreased as a percentage of revenues to 11.3% for the three months ended March 31, 2009, compared to 22.5% for the three months ended March 31, 2008. This decrease was primarily due to increased overall headcount and related employee expenses.
     Interest Income. Interest income decreased $658 for the three months ended March 31, 2009, compared to the same period in 2008. The decrease in interest income was due to lower cash balances and lower interest rates as of March 31, 2009, compared to the same period in 2008.
     Income Tax. Our effective tax rate was approximately 39.4% and approximately 41.8% during the three months ended March 31, 2009 and 2008, respectively. Our effective tax rate was lower this quarter due to the utilization of research and development tax credits associated with the Emergency Economic Stabilization Act of 2008 which was enacted in October 2008. The decrease also related to the extension of the Indian tax holiday through March 31, 2010. We acquired our Indian subsidiary in September 2008. During the three months ended March 31, 2009 and 2008, we recognized approximately $1.4 million and $3.1 million in related tax expense, respectively.
Liquidity and Capital Resources
     Our principal source of liquidity has been cash provided by operations. Our cash, cash equivalents and marketable securities balance was $74.4 million at March 31, 2009, a decrease of $4.4 million as compared to the end of 2008. This decrease was due to purchases of fixed assets associated with our new facility in Pennsylvania and decreased cash provided by operations. We anticipate that our principal uses of cash in the future will be to fund the expansion of our business through both organic growth as well as possible acquisition activities and to expand our customer base internationally. Uses of cash will also include facility expansion, capital expenditures and working capital.
     In May 2008, we entered into an agreement to lease space for our Pennsylvania offices and data center in a newly constructed facility. The lease has a term of 10 years and 5 months with an option to extend the term of the lease for two consecutive five year periods. In August 2008, we amended the lease whereby we agreed to reimburse the landlord for certain leasehold improvements we had requested. These improvements were under construction at March 31, 2009. Since the tenant improvements, under the lease amendment, are considered structural in nature and we are primarily responsible for reimbursement to the landlord for the cost of these improvements, for accounting purposes, under EITF Issue No. 97-10 “The Effect of Lessee Involvement in Asset Construction” (“EITF 97-10”), we are considered to be the owner of the construction project. In accordance with EITF 97-10, we recorded assets on our balance sheet for all of the costs paid by the lessor to construct the Pennsylvania facility through March 31, 2009, along with corresponding financing liabilities for amounts equal to these lessor-paid construction costs through March 31, 2009. We are currently evaluating the lease accounting post the construction period. The amount of construction costs funded by the landlord and capitalized on our balance sheet, with an offsetting amount recorded as financing liabilities, did not impact our cash flows.
Discussion of Cash Flows
     Cash flows from operations. Net cash provided by operating activities for the three months ended March 31, 2009 was $1.4 million compared to $5.2 million for the three months ended March 31, 2008. The decrease of $3.8 million is primarily due to a decrease in income from lower margins and an increase in accounts receivable of $3.0 million offset by an increase in accounts payable and accrued expenses of $1.0 million and $709, respectively.
     Cash flows from investing. Net cash used in investing activities for the three months ended March 31, 2009 was $5.6 million compared to cash provided of $982 for the three months ended March 31, 2008. The increase was primarily due to fixed asset purchases associated with the move to our new facility in Pennsylvania.
     Cash flows from financing. Net cash provided in financing activities for the three months ended March 31, 2009 was $14 compared to cash provided by financing activities of $1.2 million for the three months ended March 31, 2008. The difference of $1.2 million was due to decreased net proceeds received from the issuance of common stock as a result of the exercise of stock options.
     We believe that our existing cash and cash equivalents, and cash generated from our operations will be sufficient to fund our operations for the next twelve months.
Effect of Inflation
     Although inflation generally affects us by increasing our cost of labor and equipment, we do not believe that inflation has had any material effect on our results of operations for the three months ended March 31, 2009 and 2008.
Impact of Recently Issued Accounting Standards
     Staff Position No. 115-2, FAS 124-2 and EITF 99-20-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP 115-2). FSP 115-2. FSP 115-2 provides new guidance on the recognition of an Other Than Temporary Impairment and provides new disclosure requirements. The recognition and presentation provisions apply only to debt securities classified as available-for-sale and held to maturity.
     Proposed Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments; an amendment of FASB Statement No 107 (FSP 107-1). FSP 107-1 extends the disclosure requirements to FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments (Statement No. 107), to interim financial statements of publicly traded companies. Statement No. 107 requires disclosures of the fair value of all financial instruments (recognized or unrecognized), when practicable to do so. These fair value disclosures must be presented together with the carrying amount of the financial instruments in a manner that clearly distinguishes between assets and liabilities and indicates how the carrying amounts relate to amounts reported on the balance sheet. An entity must also disclose the methods and significant assumptions used to estimate the fair value of the financial instruments.
     FASB Staff Position No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability has Significantly Decreased and Identifying Transactions that are Not Orderly (FSP 157-4). FSP 157-4 amends FASB Statement No. 157, Fair Value Measurement, to provide additional guidance on estimating fair value when the volume and level of activity for an asset or liability has significantly decreased in relation to normal market activity for the asset or liability.
     Each of the accounting pronouncements listed above is effective after June 15, 2009. We are in the process of reviewing the impact of each of the accounting pronouncements listed above and do not expect the adoption of these accounting pronouncements to have a material impact on our consolidated financial statements.
Off-Balance Sheet Arrangements
     We had no off-balance sheet arrangements as of March 31, 2009 and December 31, 2008.
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
     The primary objective of our investment activities is to preserve our capital for the purpose of funding operations, while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and short and long-term investments in a variety of securities, which could include commercial paper, money market funds and corporate debt securities. Our cash and cash equivalents at March 31, 2009 and December 31, 2008 were invested in liquid money market accounts. All market-risk sensitive instruments were entered into for non-trading purposes. We do not expect the current rate of inflation to have a material impact on our business.
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
ITEM 4. CONTROLS AND PROCEDURES
     Evaluation of Disclosure Controls and Procedures.
     Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2009. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of March 31, 2009, the end of the period covered by this quarterly report, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
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
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     On September 5, 2008, September 18, 2008, and September 23, 2008, three complaints were filed against the Company and certain of its officers and directors in the United States District Court for the District of New Jersey purportedly on behalf of a class of shareholders who purchased the Company’s common stock between February 4, 2008 and June 9, 2008 (the “Securities Law Actions”). The complaints were consolidated and an amended complaint was filed by the plaintiffs on March 13, 2009. The Company filed a Motion to Dismiss all of the claims under the complaint on April 24, 2009. The plaintiffs in each complaint assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. They allege that certain of the Company’s public disclosures regarding its financial prospects during the proposed class period were false and/or misleading. The principal allegation set forth in each complaint is that the Company issued misleading statements concerning its business prospects relating to the activation of Apple Inc.’s iPhone product. The plaintiffs seek compensatory damages, costs, fees, and other relief within the Court’s discretion. The Company believes that the claims described above are without merit, and it intends to defend against all of the claims vigorously. Due to the inherent uncertainties of litigation, the Company cannot predict the outcome of the actions at this time, and it can give no assurance that these claims will not have a material adverse effect on the Company’s financial position or results of operations.
     On October 23, 2008 and November 3, 2008, complaints were filed in the state court of New Jersey and the United States District Court for the District of New Jersey against certain of our officers and directors, purportedly derivatively on behalf of the Company (the “Derivative Suits”). The Complaints in the Derivative Suits assert that the named officers and directors breached their fiduciary duties and other obligations in connection with the disclosures that also are the subject of the Securities Law Actions described above. The Company is also named as a nominal defendant in the Derivative Suits, although the lawsuits are derivative in nature and purportedly asserted on the Company’s behalf. The plaintiffs seek compensatory damages, costs, fees, and other relief within the Court’s discretion. We are in the process of evaluating the claims in the Derivative Suits. The plaintiffs in the Derivative Suits have agreed to stay their claims pending the court’s decision in the Defendant’s Motion to Dismiss in the Securities Laws Actions. Due to the inherent uncertainties of litigation, we cannot predict the outcome of the Derivative Suits at this time, and we can give no assurance that the claims in these complaints will not have a material adverse effect on our financial position or results of operations.
     Except for the above claims, the Company is not currently subject to any legal proceedings that could have a material adverse effect on its operations; however, the Company may from time to time become a party to various legal proceedings arising in the ordinary course of its business.
ITEM 1A. RISK FACTORS
     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results. The risks described in our Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. If any of the risks actually occur, our business, financial condition or results of operations could be negatively affected. In that case, the trading price of our stock could decline, and our stockholders may lose part or all of their investment.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     Unregistered Sales of Equity Securities

     None.
     Use of Proceeds
     On June 14, 2006, our Registration Statement on Form S-1 (File No. 333-132080) relating to the IPO was declared effective by the SEC. The managing underwriters of our IPO were Goldman, Sachs & Co., Deutsche Bank Securities Inc. and Thomas Weisel Partners LLC. On June 20, 2006, we closed the sale of 6,532,107 shares of common stock in our IPO for net proceeds to us of $45.7 million. In July 2006, we sold an additional 959,908 shares of common stock upon the exercise of an over-allotment option granted to the underwriters for net proceeds to us of $7.1 million. No offering expenses were paid directly or indirectly to any of our directors or officers or persons owning ten percent or more of any class of our equity securities or to any other affiliates. We have invested our net proceeds of the offering in money market funds and certificates of deposit pending their use to fund our expansion. Part of our current growth strategy is to further penetrate the North American markets and expand our customer base internationally. We anticipate that a portion of the proceeds of the offering will enable us to finance this expansion. In addition, we could use a portion of the proceeds of our IPO to make strategic investments in, or pursue acquisitions of, other businesses, products or technologies.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
ITEM 5. OTHER INFORMATION
     None.
ITEM 6. EXHIBITS

Exhibit No.	Description
3.2*	Restated Certificate of Incorporation of the Company

3.4*	Amended and Restated Bylaws of the Company

4.2*	Form of Company’s Common Stock certificate

10.11(a)‡	Amendment dated as of January 1, 2009 to the Cingular Master Services Agreement

10.11(b)‡	AT&T Order Management Center Contract dated as of January 1, 2009 between AT&T Services, Inc. and the Company

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated herein by reference to the exhibit of the same number in the Company’s Registration Statement on Form S-1 (Commission File No. 333-132080).

‡	Confidential treatment has been requested for portions of this document. The omitted portions of this document have been filed with the Securities and Exchange Commission.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Synchronoss Technologies, Inc.
/s/ Stephen G. Waldis
Stephen G. Waldis
Chairman of the Board of Directors, President and Chief Executive Officer

/s/ Lawrence R. Irving
Lawrence R. Irving
Executive Vice President, Chief Financial Officer and Treasurer

May 7, 2009