Form 10-Q
period 2009-06-30
SYNCHRONOSS TECHNOLOGIES INC
filed 2009-08-03
CIK 1131554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Shares outstanding of the Registrant’s common stock:

Class	Outstanding at July 29, 2009
Common stock, $0.0001 par value	31,008,168 shares

SYNCHRONOSS TECHNOLOGIES, INC.
FORM 10-Q INDEX

SYNCHRONOSS TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
Unaudited
(In thousands, except per share data)

	June 30,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$73,200	$72,203
Marketable securities	2,565	2,277
Accounts receivable, net of allowance for doubtful accounts of $255 and $193 at June 30, 2009 and December 31, 2008, respectively	27,200	25,296
Prepaid expenses and other assets	5,271	3,337
Deferred tax assets	1,051	1,065

Total current assets	109,287	104,178
Marketable securities	3,705	4,283
Property and equipment, net	24,956	17,280
Goodwill	6,652	6,862
Intangible assets, net	3,234	3,580
Deferred tax assets	8,476	8,505
Other assets	691	631

Total assets	$157,001	$145,319

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,616	$2,838
Accrued expenses	3,142	8,640
Lease Financing Obligation — Current	268	—
Deferred revenues	2,870	1,452

Total current liabilities	12,896	12,930
Lease Financing Obligation — Long Term	8,766	6,685
Other liabilities	1,359	1,366
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000 shares authorized, 0 shares issued and outstanding at June 30, 2009 and December 31, 2008	—	—
Common stock, $0.0001 par value; 100,000 shares authorized, 33,002 and 32,878 shares issued; 31,002 and 30,878 outstanding at June 30, 2009 and December 31, 2008, respectively	3	3
Treasury stock, at cost (2,000 shares at June 30, 2009 and December 31, 2008)	(23,713)	(23,713)
Additional paid-in capital	112,788	107,895
Accumulated other comprehensive income	153	66
Retained earnings	44,749	40,087

Total stockholders’ equity	133,980	124,338

Total liabilities and stockholders’ equity	$157,001	$145,319

See accompanying consolidated notes.

SYNCHRONOSS TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net revenues	$30,554	$24,315	$60,107	$53,425
Costs and expenses:
Cost of services *	15,190	11,865	30,389	25,272
Research and development	3,000	2,388	6,116	4,810
Selling, general and administrative	5,588	4,861	11,657	10,128
Depreciation and amortization	2,270	1,480	4,110	2,945

Total costs and expenses	26,048	20,594	52,272	43,155

Income from operations	4,506	3,721	7,835	10,270
Interest income	153	636	352	1,493
Interest expense	(245)	(9)	(296)	(19)

Income before income tax expense	4,414	4,348	7,891	11,744
Income tax expense	(1,857)	(1,793)	(3,229)	(4,883)

Net income	$2,557	$2,555	$4,662	$6,861

Net income per common share:
Basic	$0.08	$0.08	$0.15	$0.21

Diluted	$0.08	$0.08	$0.15	$0.21

Weighted-average common shares outstanding:
Basic	30,769	32,400	30,722	32,465

Diluted	31,378	33,050	31,289	33,202

*	Cost of services excludes depreciation and amortization which is shown separately.
See accompanying consolidated notes.

SYNCHRONOSS TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2009	2008
Operating activities:
Net income	$4,662	$6,861
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	4,110	2,944
Deferred income taxes	112	(96)
Non-cash interest on leased facility	226	—
Stock-based compensation	3,945	3,369
Changes in operating assets and liabilities:
Accounts receivable, net of allowance for doubtful accounts	(1,905)	4,399
Prepaid expenses and other current assets	(1,711)	(4,069)
Other assets	150	(65)
Accounts payable	3,778	(833)
Accrued expenses	(5,497)	(2,611)
Tax benefit from stock option exercise	(215)	(1,128)
Other liabilities	(77)	19
Deferred revenues	1,418	670

Net cash provided by operating activities	8,996	9,460

Investing activities:
Purchases of fixed assets	(9,324)	(1,805)
Purchases of marketable securities available for sale	(1,165)	(2,755)
Sale of marketable securities available for sale	1,542	1,780

Net cash used in investing activities	(8,947)	(2,780)

Financing activities:
Proceeds from the exercise of stock options	733	723
Excess tax benefit from stock option exercise	215	1,128
Repurchase of common stock	—	(10,444)

Net cash provided by (used in) financing activities	948	(8,593)

Net increase (decrease) in cash and cash equivalents	997	(1,913)
Cash and cash equivalents at beginning of year	72,203	92,756

Cash and cash equivalents at end of period	$73,200	$90,843

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$4,327	$5,333

Supplemental disclosures of cash flow information:
Non-cash increase in building and related lease liability	$2,123	$—

See accompanying consolidated notes.

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(in thousands, except per share data unless otherwise noted)
     The consolidated financial statements at June 30, 2009 and for the three and six months ended June 30, 2009 and 2008 are unaudited, but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. They do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements and should be read in conjunction with the financial statements and notes in the Annual Report of Synchronoss Technologies, Inc. (the “Company” or “Synchronoss”) incorporated by reference in the Company’s Form 10-K for calendar year 2008. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Synchronoss Technologies UK Ltd., Wisor Telecom Corporation (“Wisor”) and Wisor Telecom India Private Ltd. All significant intercompany balances and transactions are eliminated in consolidation. The Company has no unconsolidated subsidiaries or investments accounted for under the equity method. The results reported in these consolidated financial statements should not necessarily be taken as indicative of results that may be expected for the entire year. The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.
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
3. Recent Accounting Pronouncements
     Impact of Recently Issued Accounting Standards
     Staff Position No. 115-2, Financial Accounting Standards (FAS) 124-2 and Emerging Issues Task Force (EITF) 99-20-2, Recognition and Presentation of Other-Than-Temporary Impairments (FASB Staff Position (FSP) 115-2). FSP 115-2 provides new guidance on the recognition of an Other Than Temporary Impairment and provides new disclosure requirements. The recognition and presentation provisions apply only to debt securities classified as available-for-sale and held to maturity. The adoption of this standard had no impact on the Company’s historical accounting.
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
     FASB Statement No. 165, Subsequent Events provides authoritative literature for a topic that was previously addressed only in the accounting literature, AICPA AU Section 560, Subsequent Events. The new statement resulted in three modifications to the guidance under AU Section 560: 1. The names of the two types of subsequent events have been changed to recognized subsequent events (currently referred to as Type I) or non-recognized subsequent events (currently referred to as Type II); 2. The definition of subsequent events has been modified to refer to events or transactions that occur after the balance sheet date, but before the issuance of the financial statements; and 3. Establishing a requirement for all entities to disclose the date through which the entity has evaluated subsequent events.
     The Company adopted the above standards during the quarter-ended June 30, 2009. The adoption of these accounting pronouncements did not have a material impact on the consolidated financial statements.
     In June 2009, the FASB issued SFAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (the “Codification”). The Codification does not change current GAAP but reorganizes all authoritative literature in one place. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Once effective, the Codification will supersede existing GAAP and become the source of authoritative accounting principles recognized by the FASB. The adoption of SFAS 168 will not have an impact on the Company’s results of operations, financial condition or cash flows.
4. Earnings per Common Share
     The Company calculates net income per share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net income attributable to common stockholders per common share. Stock options that are anti-dilutive and excluded from the following table totaled 523 and 789 for the three months ended June 30, 2009 and 2008, respectively and 1,217 and 761 for the six months ended June 30, 2009 and 2008, respectively.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Numerator:
Net income	$2,557	$2,555	$4,662	$6,861

Denominator:
Weighted average common shares outstanding — basic	30,769	32,400	30,722	32,465
Dilutive effect of:
Options and unvested restricted shares	609	650	567	737

Weighted average common shares outstanding — diluted	31,378	33,050	31,289	33,202

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(in thousands, except per share data unless otherwise noted)
5. Comprehensive Income
     The components of comprehensive income are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net Income	$2,557	$2,555	$4,662	$6,861
Foreign currency translation adjustment	114	—	53	—
Unrealized gain (loss) on securities, (net of tax)	(8)	(19)	34	(20)

Net total comprehensive income	$2,663	$2,536	$4,749	$6,841

6. Fair Value Measurements of Cash, Cash Equivalents and Marketable Securities
     The following is a summary of cash, cash equivalents and marketable securities held by the Company and their related classifications under FAS 157. The Company classifies marketable securities as available-for-sale in accordance with SFAS 115, Accounting for Certain Investments in Debt and Equity Securities.

	June 30,	December 31,
	2009	2008
Level 1 (A)	$73,200	$72,203
Level 2 (B)	6,270	6,560

Total	$79,470	$78,763

(A)	Level 1 assets include money market funds which are classified as cash equivalents.

(B)	Level 2 assets include certificates of deposit which are classified as marketable securities.
     The aggregate fair value of available for sale securities and aggregate amount of unrealized gains and losses for available for sale securities at June 30, 2009 were as follows:

		Aggregate Amount of
	Aggregate	Unrealized
	Fair Value	Gains	Losses
Due in one year or less	2,565	35	—
Due after one year, less than five years	3,705	73	(4)

	6,270	108	(4)

     The aggregate fair value of available for sale securities and aggregate amount of unrealized gains and losses for available for sale securities at December 31, 2008 were as follows:

		Aggregate Amount of
	Aggregate	Unrealized
	Fair Value	Gains	Losses
Due in one year or less	2,277	14	—
Due after one year, less than five years	4,283	40	—

	6,560	54	—

     No available for sale securities have been in a continuous unrealized loss position for twelve months or longer.

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(in thousands, except per share data unless otherwise noted)
7. Stockholders’ Equity
     Stock Options
     The Company uses the Black-Scholes option pricing model for determining the estimated fair value for stock-based awards. The weighted-average assumptions used in the Black-Scholes option pricing model are as follows:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
Expected stock price volatility	62%	56%	62%	66%
Risk-free interest rate	2.90%	3.11%	2.93%	3.33%
Expected life of options (in years)	4.93	4.69	4.93	4.29
Expected dividend yield	0%	0%	0%	0%
     The weighted-average fair value (as of the date of grant) of the options granted was $6.23 and $6.86 per share for the three months ended June 30, 2009 and 2008, respectively, and $6.05 and $12.37 for the six months ended June 30, 2009 and 2008, respectively. During the three months ended June 30, 2009 and 2008, the Company recorded total pre-tax stock-based compensation expense of $2.0 million ($1.4 million after tax or $0.04 per diluted share) and $1.7 million ($1.2 million after tax or $0.04 per diluted share), respectively, which includes both intrinsic value for equity awards issued prior to 2006 and fair value for equity awards issued after January 1, 2006. During the six months ended June 30, 2009 and 2008, the Company recorded total pre-tax stock-based compensation expense of $3.9 million ($2.8 million after tax or $0.09 per diluted share) and $3.4 million ($2.3 million after tax or $0.07 per diluted share), respectively, which includes both intrinsic value for equity awards issued prior to 2006 and fair value for equity awards issued after January 1, 2006. The total stock-based compensation cost related to non-vested equity awards not yet recognized as an expense as of June 30, 2009 was approximately $14.3 million. That cost is expected to be recognized over a weighted-average period of approximately 2.61 years.
     The following table summarizes information about stock options outstanding:

		Options Outstanding
			Option
	Shares	Number	Exercise Price	Weighted-
	Available	of	per Share	Average
	for Grant	Shares	Range	Exercise Price
Balance at December 31, 2008	1,654	3,683	$0.29 - 38.62	$13.60
Options granted	(607)	607	$8.67 - 13.28	$11.33
Options exercised	—	(124)	$0.29 - 12.68	$5.94
Options forfeited	77	(77)	$6.95 - 38.62	$16.97

Balance at June 30, 2009	1,124	4,089	$0.29 - 38.62	$13.45

     A summary of the Company’s non-vested restricted stock at June 30, 2009, and changes during the six months ended June 30, 2009, is presented below:

Number of
Non-Vested Restricted Stock	Awards
Non-vested at January 1, 2009	193
Vested	(33)

Non-vested at June 30, 2009	160

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS — UNAUDITED (Continued)
(in thousands, except per share data unless otherwise noted)
Treasury Stock
     In 2008, the Company’s board of directors authorized a stock repurchase program to purchase up to $25.0 million of the Company’s outstanding common stock. The duration of the repurchase program was up to twelve months. Under the program, the Company was entitled to purchase shares of its common stock in the open market, through block trades or otherwise at prices deemed appropriate by the Company. The timing and amount of repurchase transactions under the program were dependent on market conditions and corporate and regulatory considerations. A total of 2.0 million shares were repurchased under the program for an aggregate purchase price of approximately $23.7 million. The purchases were funded from available working capital. The Company classifies common stock repurchased as treasury stock on its balance sheet. As of June 30, 2009, the Company has no plans to repurchase additional shares of the Company’s common stock under the program.
8. Lease Accounting
     In May 2008, the Company entered into an agreement to lease space for its Pennsylvania offices and data center in a newly constructed facility. The lease has a term of 10 years and 5 months with an option to extend the term of the lease for two consecutive five year periods. In August 2008, the Company amended its lease whereby the Company agreed to reimburse the landlord for certain leasehold improvements the Company had requested. The construction phase of the improvements was complete as of June 30, 2009. Since the tenant improvements, under the lease amendment, are considered structural in nature and the Company is primarily responsible for reimbursement to the landlord for the cost of these improvements, for accounting purposes, under EITF Issue No. 97-10 “The Effect of Lessee Involvement in Asset Construction” (“EITF 97-10”), the Company is considered to be the owner of the construction project. In accordance with EITF 97-10, the Company recorded assets on its balance sheet for all of the costs paid by the lessor to construct the Pennsylvania facility through June 30, 2009, along with corresponding financing liabilities for amounts equal to these lessor-paid construction costs through June 30, 2009. As of June 30, 2009 the Company recorded $8.8 million of construction costs funded by the landlord, with an offsetting amount recorded as financing liabilities. The lease did not qualify for sale leaseback treatment and therefore the lease is treated as a financing lease. For the three and six months ended June 30, 2009 the Company recorded $226 thousand of interest expense and $73 thousand of depreciation expense related to the lease agreement.
9. Legal Matters
     On September 5, 2008, September 18, 2008, and September 23, 2008, three complaints were filed against the Company and certain of its officers and directors in the United States District Court for the District of New Jersey purportedly on behalf of a class of shareholders who purchased the Company’s common stock between February 4, 2008 and June 9, 2008 (the “Securities Law Actions”). The complaints were consolidated and an amended complaint was filed by the plaintiffs on March 13, 2009. The Company filed a Motion to Dismiss all of the claims under the complaint on April 24, 2009. The Motion to Dismiss has been fully briefed by the parties and the Company is awaiting the Court’s decision. The plaintiffs in each complaint assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. They allege that certain of the Company’s public disclosures regarding its financial prospects during the proposed class period were false and/or misleading. The principal allegation set forth in each complaint is that the Company issued misleading statements concerning its business prospects relating to the activation of Apple Inc.’s iPhone product. The plaintiffs seek compensatory damages, costs, fees, and other relief within the Court’s discretion. The Company believes that the claims described above are without merit, and it intends to defend against all of the claims vigorously. Due to the inherent uncertainties of litigation, the Company cannot predict the outcome of the actions at this time, and it can give no assurance that these claims will not have a material adverse effect on the Company’s financial position or results of operations.
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
10. Subsequent Events Review
     The Company has evaluated all subsequent events and transactions through August 3, 2009. No recognized or unrecognized events require disclosure as significant subsequent events.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion and analysis should be read in conjunction with the information set forth in our consolidated financial statements and related notes included elsewhere in this quarterly report on Form 10-Q and in our Form 10-K for the year ended December 31, 2008. This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to risks and uncertainties and are based on the beliefs and assumptions of our management as of the date hereof based on information currently available to our management. Use of words such as “believes,” “expects,” “anticipates,” “intends,” “plans,” “should, “continues,” “likely” or similar expressions, indicate a forward-looking statement. Forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions. Actual results may differ materially from the forward-looking statements we make. We caution investors not to place substantial reliance on the forward-looking statements included in this report. These statements speak only as of the date of this report (unless another date is indicated), and we undertake no obligation to update or revise the statements in light of future developments. All numbers are expressed in thousands unless otherwise stated.
Overview
     We are a leading provider of on-demand transaction management platforms that enable communications service providers (CSPs) and equipment manufacturers with embedded connectivity (i.e., handsets, mobile internet devices, laptops, cameras, etc.) (EMECs) and other customers to automate subscriber activation, order management and service provisioning from any channel (e.g., e-commerce, telesales, customer stores and other retail outlets, etc.) to any communication service (e.g., wireless, high speed access, local access, Internet Protocol TV, cable, satellite TV, etc.) across any device type. Our business model enables delivery of our proprietary solutions over the Web as a service. Our ConvergenceNow® platforms (including ConvergenceNow® Plus+ and InterconnectNowTM) provide seamless integration between customer-facing channels/applications, communication services, devices and “back-office” infrastructure-related systems and processes. Our customers rely on our Web-based solutions and technology to automate the process of activating customers while delivering additional communications services including new service offerings and ongoing customer care. We have designed our ConvergenceNow® platforms to be flexible and scalable to enable multiple converged communication services to be managed across multiple distribution channels including e-commerce, telesales, customer stores and other retail outlets, allowing us to meet the rapidly changing and converging services offered by our customers. By simplifying the processes associated with managing our customers’ subscribers’ experience for ordering and activating services through the use of our ConvergenceNow® platforms to automate and integrate their disparate systems, we enable our customers to acquire, retain and service subscribers quickly, reliably and cost-effectively.
     Our industry-leading customers include Apple Inc., AT&T Inc., British Telecom, Cablevision, Charter Communications, Clearwire, Comcast, Cox Communications, Embarq, Fairpoint, Frontier, Global Crossing, Level 3 Communications, RaySat Broadcasting Corporation, Sprint Nextel, Time Warner Cable, Time Warner Telecom, Verizon Business Solutions, Verizon Wireless, Vodafone, Vonage Network, and XO Communications. These customers utilize a combination of our platforms, technology and services enabling them to provide services to both their consumer and business customers, including over 300 of the Fortune 500 companies.
     Revenues
     We generate a substantial portion of our revenues on a per-transaction basis, most of which is derived from contracts that extend up to 48 months from execution. For the three months ended June 30, 2009, we derived approximately 81% of our revenues from transactions processed. Most of the remainder of our revenues was generated by professional services.
     Historically, our revenues have been directly impacted by the number of transactions processed. In recent years, the fourth quarter has had the highest volume of transactions processed due to increased consumer activation activity during the holiday season. The future success of our business depends on the continued growth of consumer and business transactions and, as such, the volume of transactions that we process could fluctuate on a quarterly basis. See “Current Trends Affecting Our Results of Operations” for certain matters regarding future results of operations.
     We currently derive a significant portion of our revenues from one customer, AT&T. For the three months ended June 30, 2009,

AT&T accounted for approximately 66% of our revenues, compared to 67% for the three months ended June 30, 2008. Our five largest customers, AT&T, Vonage, Level 3 Communications, Time Warner Cable and Cablevision, accounted for approximately 86% of our revenues for the three months ended June 30, 2009, compared to 90% of our revenues for the three months ended June 30, 2008. See “Risk Factors” for certain matters bearing risks on our future results of operations.
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
     To support the growth driven by the favorable industry trends mentioned above, we continue to look for opportunities to improve our operating efficiencies, such as the utilization of offshore technical and non-technical resources for our exception handling center management. We believe that these opportunities will continue to provide future benefits and position us to support revenue growth. In addition, we anticipate further automation of the transactions generated by our more mature customers and additional transaction types. Our cost of services can fluctuate from period to period based upon the level of automation and the onboarding of new transaction types.
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
     We believe that of our significant accounting policies, which are described in Note 2 in our Annual Report on Form 10-K for the year ended December 31, 2008, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations. If actual results or events differ materially from those contemplated by us in making these estimates, our reported financial condition and results of operations for future periods could be materially affected. See “Risk Factors” for certain matters bearing risks on our future results of operations.
•	Revenue Recognition and Deferred Revenue

•	Income Taxes

•	Goodwill and Impairment of Long-Lived Assets

•	Stock-Based Compensation

•	Allowance for Doubtful Accounts
     There were no significant changes in our critical accounting policies and estimates during the three months ended June 30, 2009. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2008 for a more complete discussion of our critical accounting policies and estimates.
Results of Operations
Three months ended June 30, 2009 compared to the three months ended June 30, 2008
     The following table presents an overview of our results of operations for the three months ended June 30, 2009 and 2008.

	Three Months Ended
	June 30,				Three Months Ended
	2009		2008		June 30,
		% of		% of	2009 vs 2008
	$	Revenue	$	Revenue	$ Change	% Change
	(in thousands)
Net revenue	$30,554	100.0%	$24,315	100.0%	$6,239	25.7%

Cost of services*	15,190	49.7%	11,865	48.8%	3,325	28.0%
Research and development	3,000	9.8%	2,388	9.8%	612	25.6%
Selling, general and administrative	5,588	18.3%	4,861	20.0%	727	15.0%
Depreciation and amortization	2,270	7.4%	1,480	6.1%	790	53.4%

	26,048	85.3%	20,594	84.7%	5,454	26.5%

Income from operations	$4,506	14.7%	$3,721	15.3%	$785	21.1%

*	Cost of services excludes depreciation and amortization which is shown separately.

     Net Revenue. Net revenues increased $6.2 million to $30.6 million for the three months ended June 30, 2009, compared to the three months ended June 30, 2008. This increase was due primarily to increased revenues from our AT&T relationship and our other customers. Net revenues related to AT&T increased $3.9 million to $20.1 million for the three months ended June 30, 2009 compared to the same period in 2008. This increase was primarily due to increased revenues associated with the expansion of our relationship with AT&T across new business channels. AT&T represented 66% and 67% of our revenues for the three months ended June 30, 2009 and 2008, respectively. Net revenues outside of AT&T generated $10.4 million of our revenues during the three months ended June 30, 2009 as compared to $8.1 million during the three months ended June 30, 2008. Net revenues outside of AT&T represented 34% and 33% of our revenues during the three months ended June 30, 2009 and 2008, respectively. Transaction revenues recognized for the three months ended June 30, 2009 and 2008 represented 81% or $24.6 million and 80% or $19.4 million of net revenues, respectively. Professional service revenues decreased as a percentage of sales to 18% or $5.6 million for the three months ended June 30, 2009, compared to 19% or $4.7 million for the previous three months ended June 30, 2008.
Expense
     Cost of Services. Cost of services increased $3.3 million to $15.2 million for the three months ended June 30, 2009, compared to the three months ended June 30, 2008, due primarily to an increase of $2.7 million in personnel and related costs and third party consulting service costs and an increase of $229 thousand in stock-based compensation. The increase in personnel and related costs was due primarily to an increase in headcount. In addition, an increase of $274 thousand in telecommunication costs related to the transition to our new facility. Cost of services as a percentage of revenues increased to 49.7% for the three months ended June 30, 2009, as compared to 48.8% for the three months ended June 30, 2008.
     Research and Development. Research and development expense increased $612 thousand to $3.0 million for the three months ended June 30, 2009, compared to the three months ended June 30, 2008, due to the addition of our Indian subsidiary and its employees offset by reduced use of outside consultants. Research and development expense as a percentage of revenues remained 9.8% for the three months ended June 30, 2009 and 2008.
     Selling, General and Administrative. Selling, general and administrative expense increased $727 thousand to $5.6 million for the three months ended June 30, 2009, compared to the three months ended June 30, 2008 due to an increase in personnel and related costs and stock-based compensation expense of $781 thousand. The increase in personnel and related costs was primarily due to an increase in headcount offset by reduced use of outside consultants. Selling, general and administrative expense as a percentage of revenues decreased to 18.3% for the three months ended June 30, 2009, compared to 20.0% for the three months ended June 30, 2008. The decrease in percentage was a result of a higher revenue base as compared to the same period 2008.
     Depreciation and amortization. Depreciation and amortization expense increased $790 thousand to $2.3 million for the three months ended June 30, 2009, compared to the same period in 2008, related to investments in the new facility and the amortization of intangibles related to the Wisor acquisition of $253 thousand. Depreciation and amortization expense as a percentage of revenues increased to 7.4% for the three months ended June 30, 2009, as compared to 6.1% for the same period in 2008.
     Income from Operations. Income from operations increased $785 thousand to $4.5 million for the three months ended June 30, 2009, compared to the same period in 2008. Income from operations decreased as a percentage of revenues to 14.7% for the three months ended June 30, 2009, as compared to 15.3% for the three months ended June 30, 2008.
     Income Tax. Our effective tax rate was approximately 42.1% and approximately 41.2% during the three months ended June 30, 2009 and 2008, respectively. We review the expected annual effective income tax rate and make changes on a quarterly basis as necessary based on certain factors such as changes in forecasted annual operating income, changes to the actual and forecasted permanent book-to-tax differences, or changes resulting from the impact of a tax law change. During the three months ended June 30, 2009 and 2008, we recognized approximately $1.9 million and $1.8 million in related tax expense, respectively.

Six months ended June 30, 2009, compared to the six months ended June 30, 2008
     The following table presents an overview of our results of operations for the six months ended June 30, 2009 and 2008.

	Six Months Ended
	June 30,				Six Months Ended
	2009		2008		June 30,
		% of		% of	2009 vs 2008
	$	Revenue	$	Revenue	$ Change	% Change
	(in thousands)
Net revenue	$60,107	100.0%	$53,425	100.0%	$6,682	12.5%

Cost of services*	30,389	50.6%	25,272	47.3%	5,117	20.2%
Research and development	6,116	10.2%	4,810	9.0%	1,306	27.2%
Selling, general and administrative	11,657	19.4%	10,128	19.0%	1,529	15.1%
Depreciation and amortization	4,110	6.8%	2,945	5.5%	1,165	39.6%

	52,272	87.0%	43,155	80.8%	9,117	21.1%

Income from operations	$7,835	13.0%	$10,270	19.2%	$(2,435)	(25.0)%

*	Cost of services excludes depreciation and amortization which is shown separately.
     Net Revenue. Net revenues increased $6.7 million to $60.1 million for the six months ended June 30, 2009, compared to the six months ended June 30, 2008. This increase was primarily due to increased revenues from existing customers. Net revenues related to AT&T increased $1.4 million to $38.6 million for the six months ended June 30, 2009 as compared to $37.2 million during the six months ended June 30, 2008. AT&T represented 64% and 70% of our revenues for the six months ended June 30, 2009 and 2008, respectively. Net revenues outside of AT&T increased $5.4 million to $21.5 million during the six months ended June 30, 2009 as compared to $16.1 million during the six months ended June 30, 2008. Net revenues outside of AT&T represented 36% and 30% of our revenues during the six months ended June 30, 2009 and 2008, respectively. Transaction revenues recognized for the six months ended June 30, 2009 and 2008 represented 84% or $50.3 million and 83% or $44.5 million of net revenues, respectively. Professional service revenues as a percentage of sales were 15% or $9.3 million for the six months ended June 30, 2009, compared to 16% or $8.3 million for the six months ended June 30, 2008.
Expense
     Cost of Services. Cost of services increased $5.1 million to $30.4 million for the six months ended June 30, 2009, compared to the six months ended June 30, 2008, due primarily to an increase of $2.3 million in personnel and related costs and an increase of $2.1 million in third party consulting service costs and an increase of $355 thousand in stock-based compensation. The increase in personnel and related costs was due primarily to an increase in headcount. Also, additional telecommunication, and facility expenses related to our data facilities, contributed approximately $422 thousand to the increase in cost of services. Cost of services as a percentage of revenues increased to 50.6% for the six months ended June 30, 2009, as compared to 47.3% for the six months ended June 30, 2008.
     Research and Development. Research and development expense increased $1.3 million to $6.1 million for the six months ended June 30, 2009, compared to the six months ended June 30, 2008, due primarily to an increase of $1.9 million in personnel and related costs offset by a decrease of $578 thousand in third party consulting service cost. The increase in personnel and related costs was due primarily to an increase in headcount. Research and development expense as a percentage of revenues increased to 10.2% for the six months ended June 30, 2009, as compared to 9.0% for the six months ended June 30, 2008.
     Selling, General and Administrative. Selling, general and administrative expense increased $1.5 million to $11.7 million for the six months ended June 30, 2009, compared to the six months ended June 30, 2008, due primarily to increases of $987 thousand in personnel and related costs and an increase in stock-based compensation expense of $227 thousand offset by a decrease of $194 thousand in third party consulting service cost. Also, legal and accounting professional services increased approximately $494 thousand. Selling, general and administrative expense as a percentage of revenues increased to 19.4% for the six months ended June 30, 2009, as compared to 19.0% for the six months ended June 30, 2008.
     Depreciation and amortization. Depreciation and amortization expense increased $1.2 million to $4.1 million for the six months ended June 30, 2009, compared to the six months ended June 30, 2008, related to investments in the new facility and the amortization of intangibles related to the Wisor acquisition of $346 thousand. Depreciation and amortization expense as a percentage of revenues increased to 6.8% for the six months ended June 30, 2009, as compared to 5.5% for the six months ended June 30, 2008.
     Income from Operations. Income from operations decreased $2.4 million to $7.8 million for the six months ended June 30, 2009, compared to the six months ended June 30, 2008. Income from operations decreased as a percentage of revenues to 13.0% for the six months ended June 30, 2009, as compared to 19.2% for the six months ended June 30, 2008. This decrease was primarily due to increases in cost of services, research and development and depreciation and amortization.
     Income Tax. Our effective tax rate was approximately 40.9% and approximately 41.6% during the six months ended June 30, 2009 and 2008, respectively. We review the expected annual effective income tax rate and make changes on a quarterly basis as necessary based on certain factors such as changes in forecasted annual operating income, changes to the actual and forecasted permanent book-to-tax differences, or changes resulting from the impact of a tax law change. During the six months ended June 30, 2009 and 2008, we recognized approximately $3.2 million and $4.9 million in related tax expense, respectively.
Liquidity and Capital Resources
     Our principal source of liquidity has been cash provided by operations. Our cash, cash equivalents and marketable securities balance was $79.5 million at June 30, 2009, an increase of $707 thousand as compared to the end of 2008. This increase was due to cash provided by operations offset by purchases of fixed assets associated with our new facility in Pennsylvania. We anticipate that our principal uses of cash in the future will be to fund the expansion of our business through both organic growth as well as possible acquisition activities and to expand our customer base internationally. Uses of cash will also include facility expansion, capital expenditures and working capital.
     In May 2008, we entered into an agreement to lease space for our Pennsylvania offices and data center in a newly constructed facility. The lease has a term of 10 years and 5 months with an option to extend the term of the lease for two consecutive five year periods. In August 2008, we amended the lease whereby we agreed to reimburse the landlord for certain leasehold improvements we had requested. The construction phase of the improvements was complete as of June 30, 2009. Since the tenant improvements, under the lease amendment, are considered structural in nature and we are responsible for reimbursement to the landlord for the cost of these improvements, for accounting purposes, under EITF Issue No. 97-10 “The Effect of Lessee Involvement in Asset Construction” (“EITF 97-10”), we are considered to be the owner of the construction project. In accordance with EITF 97-10, we recorded assets on our balance sheet for all of the costs paid by the lessor to construct the Pennsylvania facility through June 30, 2009, along with corresponding financing liabilities for amounts equal to these lessor-paid construction costs through June 30, 2009. Post construction-period accounting requires determination of a portion of the monthly lease payments to be construed as interest, depreciation, and principal payments. At June 30, 2009, we had recorded $8.8 million of construction costs funded by the landlord, with an offsetting amount recorded as financing liabilities. The lease did not qualify for a sale lease back treatment and therefore the lease was treated as a financing lease. For the three and six months ended June 30, 2009, we recorded $226 thousand of interest expense and $73 thousand of depreciation expense related to this lease.
Discussion of Cash Flows
     Cash flows from operations. Net cash provided by operating activities for the six months ended June 30, 2009 was $9.0 million compared to $9.5 million for the six months ended June 30, 2008. The decrease of $464 thousand is primarily due to an increase in accounts receivable of $1.9 million and a decrease in accrued expenses of $5.5 million offset by an increase in accounts payable of $3.8 million as compared to the six months ended June 30, 2008.
     Cash flows from investing. Net cash used in investing activities for the six months ended June 30, 2008 was $8.9 million compared to $2.8 million for the six months June 30, 2008. The increase was primarily due to leasehold improvements and fixed asset purchases associated with the move to our new facility in Pennsylvania.

     Cash flows from financing. Net cash provided by financing activities for the six months ended June 30, 2009 was $948 thousand compared to cash used by financing activities of $8.6 million for the six months ended June 30, 2008. In May 2008, we initiated a stock repurchase program that, as of June 30, 2008, repurchased 875 thousand shares for an aggregate purchase price of approximately $10.4 million. There were no shares repurchased for the six months ended June 30, 2009.
     We believe that our existing cash and cash equivalents, and cash generated from our operations will be sufficient to fund our operations for the next twelve months.
Effect of Inflation
     Although inflation generally affects us by increasing our cost of labor and equipment, we do not believe that inflation has had any material effect on our results of operations for the three and six months ended June 30, 2009 and 2008.
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
     FASB Statement No. 165, Subsequent Events provides authoritative literature for a topic that was previously addressed only in the accounting literature, AICPA AU Section 560, Subsequent Events. The new statement resulted in three modifications to the guidance under AU Section 560: 1. The names of the two types of subsequent events have been changed to recognized subsequent events (currently referred to as Type I) or nonrecognized subsequent events (currently referred to as Type II); 2. The definition of subsequent events has been modified to refer to events or transactions that occur after the balance sheet date, but before the issuance of the financial statements; and 3. Establishing a requirement for all entities to disclose the date through which the entity has evaluated subsequent events.
     We adopted the above standards during the quarter-ended June 30, 2009. The adoption of these accounting pronouncements did not have a material impact on our consolidated financial statements.
     In June 2009, the FASB issued SFAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (the “Codification”). The Codification does not change current GAAP but reorganizes all authoritative literature in one place. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Once effective, the Codification will supersede existing GAAP and become the source of authoritative accounting principles recognized by the FASB. The adoption of SFAS 168 will not have an impact on our results of operations, financial condition or cash flows.

Off-Balance Sheet Arrangements
     We had no off-balance sheet arrangements as of June 30, 2009 and December 31, 2008.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk
     The following discussion about market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. We deposit our excess cash in high-quality financial instruments, primarily money market funds and certificates of deposit and, we may be exposed to market risks related to changes in interest rates. We do not actively manage the risk of interest rate fluctuations on our marketable securities; however, such risk is mitigated by the relatively short-term nature of these investments. We do not expect the current rate of inflation to have a material impact on our business. These investments are denominated in United States dollars.
     The primary objective of our investment activities is to preserve our capital for the purpose of funding operations, while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and short- and long-term investments in a variety of securities, which could include commercial paper, money market funds and corporate debt securities. Our cash, cash equivalents and marketable securities at June 30, 2009 and December 31, 2008 were invested in liquid money market accounts and certificates of deposit. All market-risk sensitive instruments were entered into for non-trading purposes.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures.
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2009. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of June 30, 2009, the end of the period covered by this quarterly report, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
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
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     On September 5, 2008, September 18, 2008, and September 23, 2008, three complaints were filed against the Company and certain of its officers and directors in the United States District Court for the District of New Jersey purportedly on behalf of a class of shareholders who purchased the Company’s common stock between February 4, 2008 and June 9, 2008 (the “Securities Law Actions”). The complaints were consolidated and an amended complaint was filed by the plaintiffs on March 13, 2009. The Company filed a Motion to Dismiss all of the claims under the complaint on April 24, 2009. The Motion to Dismiss has been fully briefed by the parties and the Company is awaiting the Court’s decision. The plaintiffs in each complaint assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. They allege that certain of the Company’s public disclosures regarding its financial prospects during the proposed class period were false and/or misleading. The principal allegation set forth in each complaint is that the Company issued misleading statements concerning its business prospects relating to the activation of Apple Inc.’s iPhone product. The plaintiffs seek compensatory damages, costs, fees, and other relief within the Court’s discretion. The Company believes that the claims described above are without merit, and it intends to defend against all of the claims vigorously. Due to the inherent uncertainties of litigation, the Company cannot predict the outcome of the actions at this time, and it can give no assurance that these claims will not have a material adverse effect on the Company’s financial position or results of operations.
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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS
     At our Annual Meeting of Stockholders held on May 14, 2009, our stockholders elected two director nominees and, ratified the selection of our independent registered public accounting firm. Proxies for the Annual Meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition of management’s solicitation. The votes cast at our Annual Meeting of Stockholders held on May 14, 2009 were as follows:

		Number of Shares
		Voted For		Voted Against	Abstain
1.	The election of two (2) directors to serve until the 2012 Annual Meeting of Stockholders of the Company.

	William J. Cadogan	28,354,054	Section 1.01 Section 1.02 Section 1.03	1,121,542

	Stephen G. Waldis	29,133,328	Section 1.04 Section 1.05 Section 1.06	342,268
     The other directors whose terms as directors continued after the Annual Meeting of Stockholders are: Charles E. Hoffman, Thomas J. Hopkins, James M. McCormick and Donnie M. Moore.

		Number of Shares
		Voted For	Voted Against	Abstain	Broker Non-Votes
2.	Ratification of the appointment of Ernst & Young LLP as our independent registered accounting firm for our fiscal year ending December 31, 2009.	29,409,530	53,206	12,859
ITEM 5. OTHER INFORMATION
     None.
ITEM 6. EXHIBITS

Exhibit No.	Description
3.2*	Restated Certificate of Incorporation of the Company

3.4*	Amended and Restated Bylaws of the Company

4.2*	Form of Company’s Common Stock certificate

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated herein by reference to the exhibit of the same number in the Company’s Registration Statement on Form S-1 (Commission File No. 333-132080).

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Synchronoss Technologies, Inc.
/s/ Stephen G. Waldis
Stephen G. Waldis
Chairman of the Board of Directors, President and Chief Executive Officer (Principal executive officer)

/s/ Lawrence R. Irving
Lawrence R. Irving
Executive Vice President, Chief Financial Officer and Treasurer

August 3, 2009