Form 10-Q
period 2009-09-30
SYNCHRONOSS TECHNOLOGIES INC
filed 2009-11-04
CIK 1131554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Shares outstanding of the Registrant’s common stock:

Class	Outstanding at October 30, 2009
Common stock, $0.0001 par value	31,034,691 shares

SYNCHRONOSS TECHNOLOGIES, INC.
FORM 10-Q INDEX

SYNCHRONOSS TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share data)

	September 30,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$78,783	$72,203
Marketable securities	3,151	2,277
Accounts receivable, net of allowance for doubtful accounts of $293 and $193 at September 30, 2009 and December 31, 2008, respectively	28,616	25,296
Prepaid expenses and other assets	3,454	3,337
Deferred tax assets	775	1,065

Total current assets	114,779	104,178
Marketable securities	4,153	4,283
Property and equipment, net	24,316	17,280
Goodwill	6,911	6,862
Intangible assets, net	2,981	3,580
Deferred tax assets	10,083	8,505
Other assets	708	631

Total assets	$163,931	$145,319

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,785	$2,838
Accrued expenses	7,878	8,640
Deferred revenues	2,626	1,452

Total current liabilities	14,289	12,930
Lease Financing Obligation — Long Term	9,135	6,685
Other liabilities	1,326	1,366
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000 shares authorized, 0 shares issued and outstanding at September 30, 2009 and December 31, 2008	—	—
Common stock, $0.0001 par value; 100,000 shares authorized, 33,032 and 32,878 shares issued; 31,032 and 30,878 outstanding at September 30, 2009 and December 31, 2008, respectively	3	3
Treasury stock, at cost (2,000 shares at September 30, 2009 and December 31, 2008)	(23,713)	(23,713)
Additional paid-in capital	115,000	107,895
Accumulated other comprehensive income	13	66
Retained earnings	47,878	40,087

Total stockholders’ equity	139,181	124,338

Total liabilities and stockholders’ equity	$163,931	$145,319

See accompanying consolidated notes.

SYNCHRONOSS TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net revenues	$33,097	$26,335	$93,204	$79,760
Costs and expenses:
Cost of services*	16,790	13,547	47,179	38,819
Research and development	3,243	2,683	9,359	7,493
Selling, general and administrative	5,561	4,946	17,218	15,074
Depreciation and amortization	2,154	1,636	6,264	4,581

Total costs and expenses	27,748	22,812	80,020	65,967

Income from operations	5,349	3,523	13,184	13,793
Interest income and other income	106	494	458	1,987
Interest expense	(250)	(10)	(546)	(29)

Income before income tax expense	5,205	4,007	13,096	15,751
Income tax expense	(2,076)	(1,668)	(5,305)	(6,551)

Net income	$3,129	$2,339	$7,791	$9,200

Net income per common share:
Basic	$0.10	$0.08	$0.25	$0.29

Diluted	$0.10	$0.07	$0.25	$0.28

Weighted-average common shares outstanding:
Basic	30,865	31,047	30,767	31,980

Diluted	31,355	31,439	31,282	32,604

*	Cost of services excludes depreciation and amortization which is shown separately.
See accompanying consolidated notes.

SYNCHRONOSS TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2009	2008
Operating activities:
Net income	$7,791	$9,200
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	6,264	4,581
Gain on sale of fixed assets	(6)	—
Deferred income taxes	(1,288)	163
Non-cash interest on leased facility	447	—
Stock-based compensation	6,004	5,075
Changes in operating assets and liabilities:
Accounts receivable, net of allowance for doubtful accounts	(3,320)	5,568
Prepaid expenses and other current assets	117	(2,580)
Other assets	(77)	7
Accounts payable	947	(500)
Accrued expenses	(762)	(2,336)
Tax benefit from the exercise of stock options	(221)	(1,582)
Other liabilities	(40)	29
Deferred revenues	1,174	426

Net cash provided by operating activities	17,030	18,051

Investing activities:
Purchases of fixed assets	(10,590)	(1,902)
Proceeds from the sale of fixed assets	6	—
Purchases of marketable securities available for sale	(2,631)	(4,960)
Sale of marketable securities available for sale	1,835	2,719
Business acquired, net of cash	(49)	(17,357)

Net cash used in investing activities	(11,429)	(21,500)

Financing activities:
Proceeds from the exercise of stock options	879	775
Excess tax benefit from the exercise of stock options	221	1,582
Repurchase of common stock	—	(23,694)
Payments on capital obligations	(121)	—

Net cash provided by (used in) financing activities	979	(21,337)

Net increase (decrease) in cash and cash equivalents	6,580	(24,786)
Cash and cash equivalents at beginning of year	72,203	92,756

Cash and cash equivalents at end of period	$78,783	$67,970

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$4,328	$5,637

Supplemental disclosures of cash flow information:
Non-cash increase in building and related lease liability	$2,123	$—

See accompanying consolidated notes.

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(in thousands, except per share data unless otherwise noted)
The consolidated financial statements at September 30, 2009 and for the three and nine months ended September 30, 2009 and 2008 are unaudited, but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. They do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements and should be read in conjunction with the financial statements and notes in the Annual Report of Synchronoss Technologies, Inc. (the “Company” or “Synchronoss”) incorporated by reference in the Company’s annual report on Form 10-K for the year ended December 31, 2008. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Synchronoss Technologies UK Ltd., Wisor Telecom Corporation (“Wisor”) and Wisor Telecom India Private Ltd. All significant intercompany balances and transactions are eliminated in consolidation. The Company has no unconsolidated subsidiaries or investments accounted for under the equity method. The results reported in these consolidated financial statements should not necessarily be taken as indicative of results that may be expected for the entire year. The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.
1. Description of Business
Synchronoss Technologies, Inc. (the “Company” or “Synchronoss”) is a leading provider of on-demand transaction management platforms that enable communications service providers (CSPs), equipment manufacturers with embedded connectivity (e.g., handsets, mobile internet devices, laptops, cameras, etc.) (EMECs) and other customers to automate subscriber activation, order management and service provisioning from any channel (e.g., e-commerce, telesales, customer stores and other retail outlets, etc.) to any communication service (e.g., wireless, high speed access, local access, Internet Protocol TV, cable satellite TV, etc.) across any device type. The Company’s business model enables delivery of its proprietary solutions over the Web as a service. The Company’s ConvergenceNow® platforms (including ConvergenceNow® Plus+™ and InterconnectNow™) provide end-to-end seamless integration between customer-facing channels/applications, communication services, devices and “back-office” infrastructure-related systems and processes. The Company’s customers rely on the Company’s Web-based solutions and technology to automate the process of activating customers while delivering additional communication services, including new service offerings and ongoing customer care. Synchronoss has designed its ConvergenceNow® platforms to be flexible and scalable to enable multiple converged communication services to be managed across multiple distribution channels, including e-commerce, telesales, customer stores and other retail outlets, etc., allowing the Company to meet the rapidly changing and converging services offered by its customers. By simplifying the processes associated with managing the Company’s customers’ subscribers’ experience for ordering and activating services through the use of the Company’s ConvergenceNow® platforms to automate and integrate their disparate systems, Synchronoss enables its customers to acquire, retain, and service subscribers quickly, reliably and cost-effectively.
2. Basis of Presentation
For further information about the Company’s basis of presentation or its significant accounting policies, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2008.
3. Recent Accounting Pronouncements
Impact of Recently Issued Accounting Standards
In October 2009, the FASB issued Accounting Standard Update (“ASU”) No. 2009-13 “Multiple Deliverable Revenue Arrangements — a consensus of the FASB Emerging Issues Task Force.” This standard provides principles for allocation of consideration among its multiple-elements, allowing more flexibility in identifying and accounting for separate deliverables under an arrangement. ASU No. 2009-13 introduces an estimated selling price method for valuing the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available, and significantly expands related disclosure requirements. This standard is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Alternatively, adoption may be on a retrospective basis, and early application is permitted. The Company does not expect the adoption of this statement to have a material effect on its consolidated financial statements or disclosures.

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (Continued)
(in thousands, except per share data unless otherwise noted)
In June 2009, the FASB issued SFAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (the “Codification”). The Codification does not change current GAAP but reorganizes all authoritative literature in one place. SFAS 168, now referred to as Codification, is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification supersedes all existing GAAP and has become the source of authoritative accounting principles recognized by the FASB. The Company adopted the Codification during the quarter-ended September 30, 2009. The adoption of the Codification did not have an impact on the Company’s results of operations, financial condition or cash flows.
4. Earnings per Common Share
The Company calculates basic and diluted per share amounts based on net earnings for the periods presented. The Company uses the weighted average number of common shares outstanding during the period to calculate basic earnings per share. The weighted average number of common shares used in the Company’s calculation of diluted per share amounts includes the dilutive effects of stock options and restricted stock awards based on the treasury stock method. The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net income attributable to common stockholders per common share. Stock options that are anti-dilutive and excluded from the following table totaled 1,460 and 1,543 for the three months ended September 30, 2009 and 2008, respectively, and 1,462 and 761 for the nine months ended September 30, 2009 and 2008, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Numerator:
Net income	$3,129	$2,339	$7,791	$9,200

Denominator:
Weighted average common shares outstanding — basic	30,865	31,047	30,767	31,980
Dilutive effect of:
Options and unvested restricted shares	490	392	515	624

Weighted average common shares outstanding — diluted	31,355	31,439	31,282	32,604

5. Comprehensive Income
The components of comprehensive income are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net Income	$3,129	$2,339	$7,791	$9,200
Foreign currency translation adjustment	(166)	32	(79)	32
Unrealized gain (loss) on securities, (net of tax)	26	(6)	26	(26)

Net total comprehensive income	$2,989	$2,365	$7,738	$9,206

6. Fair Value Measurements
The Company records its financial instruments at fair value. Due to their short-term nature, the carrying amounts reported in the financial statements approximate the fair value for cash and cash equivalents, accounts receivable and accounts payable.
The Company classifies marketable securities as available-for-sale. The fair value hierarchy established in the standard prioritizes the inputs used in valuation techniques into three levels as follows:
•	Level 1 — Observable inputs — quoted prices in active markets for identical assets and liabilities;
•
Level 2 — Observable inputs other than the quoted prices in active markets for identical assets and liabilities — includes quoted prices for similar instruments, quoted prices for identical or similar instruments in inactive markets, and amounts derived from valuation models where all significant inputs are observable in active markets; and

•	Level 3 — Unobservable inputs — includes amounts derived from valuation models where one or more significant inputs are unobservable and require us to develop relevant assumptions.

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (Continued)
(in thousands, except per share data unless otherwise noted)
The following is a summary of cash, cash equivalents and marketable securities held by the Company and their related classifications under the fair value hierarchy.

	September 30,	December 31,
	2009	2008
Level 1 (A)	$78,783	$72,203
Level 2 (B)	7,304	6,560

Total	$86,087	$78,763

(A)	Level 1 assets include money market funds which are classified as cash equivalents.

(B)	Level 2 assets include certificates of deposit which are classified as marketable securities.
The aggregate fair value of available for sale securities and aggregate amount of unrealized gains and losses for available for sale securities at September 30, 2009 were as follows:

		Aggregate Amount of
	Aggregate	Unrealized
	Fair Value	Gains	Losses
Due in one year or less	3,151	45	—
Due after one year, less than five years	4,153	59	(4)

	7,304	104	(4)

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

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (Continued)
(in thousands, except per share data unless otherwise noted)
7. Acquisition
Wisor Telecom Corporation
In September 2008, the Company acquired Wisor Telecom Corporation (Wisor) for approximately $17 million including acquisition costs of approximately $490 thousand. The acquisition of Wisor, a provider of software products, software based host services and professional services to telecommunication service providers, expands the Company’s products and services. The acquisition was accounted for as a purchase business combination and the results of operations of Wisor have been included in the accompanying consolidated statement of operations since the date of acquisition. Goodwill associated with the acquisition of Wisor is not tax deductible. The preliminary purchase price allocation was as follows:

At September 30,
2008
Net assets acquired	$1,543
Deferred tax assets	6,110
Intangible assets	4,049
Goodwill	6,862

Total assets acquired	18,564

Restructuring liabilities	763
Long-term liabilities	14

Total liabilities assumed	777

Total net assets acquired	$17,787

Definite-lived intangible assets consist of customer relationships and acquired technology. Intangible assets consist of the following (in thousands):

September 30,
2009
Intangible assets:
Customer lists and relationships	$3,249
Accumulated amortization	(857)

Customer lists and relationships, net	2,392

Acquired technology	800
Accumulated amortization	(211)

Acquired technology, net	589

Intangible assets, net	$2,981

The Company is amortizing the value of the customer relationships on a straight-line basis over an estimated useful life of 4 years. Amortization expense related to intangible assets, which is included in depreciation and amortization expense, was approximately $253 thousand and $88 thousand for the three months ended September 30, 2009 and 2008, respectively and $600 thousand and $88 thousand for the nine months ended September 30, 2009 and 2008, respectively.
As of September 30, 2009, prior to the end of the purchase price allocation period, the Company finalized its purchase price allocation which impacted goodwill. The change in the carrying amount of goodwill for the nine months ended September 30, 2009 is as follows:

Balance at December 31, 2008	$6,862
Purchase price allocation adjustments	49

Balance at September 30, 2009	$6,911

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (Continued)
(in thousands, except per share data unless otherwise noted)
The change in restructuring liabilities for the nine months ended September 30, 2009 is as follows:

Balance at December 31, 2008	$704
Less: payments	(179)

Balance at September 30, 2009	$525

The Company had no acquisitions during 2009.
8. Stockholders’ Equity
Stock Options
The Company uses the Black-Scholes option pricing model for determining the estimated fair value for stock-based awards. The weighted-average assumptions used in the Black-Scholes option pricing model are as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2008	September 30, 2008
Expected stock price volatility	63%	63%	62%	64%
Risk-free interest rate	2.76%	3.79%	2.85%	3.93%
Expected life of options (in years)	4.89	5.13	4.91	5.24
Expected dividend yield	0%	0%	0%	0%
The weighted-average fair value (as of the date of grant) of the options granted was $6.11 and $8.20 per share for the three months ended September 30, 2009 and 2008, respectively, and $6.09 and $8.63 for the nine months ended September 30, 2009 and 2008, respectively. During the three months ended September 30, 2009 and 2008, the Company recorded total pre-tax stock-based compensation expense of $2.1 million ($1.5 million after tax or $0.05 per diluted share) and $1.7 million ($1.2 million after tax or $0.04 per diluted share), respectively, which includes both intrinsic value for equity awards issued prior to 2006 and fair value for equity awards issued after January 1, 2006. During the nine months ended September 30, 2009 and 2008, the Company recorded total pre-tax stock-based compensation expense of $6.0 million ($4.2 million after tax or $0.14 per diluted share) and $5.1 million ($3.5 million after tax or $0.11 per diluted share), respectively, which includes both intrinsic value for equity awards issued prior to 2006 and fair value for equity awards issued after January 1, 2006. The total stock-based compensation cost related to non-vested equity awards not yet recognized as an expense as of September 30, 2009 was approximately $12.0 million. That cost is expected to be recognized over a weighted-average period of approximately 2.48 years.
The following table summarizes information about stock options outstanding:

		Options Outstanding
			Option
	Shares	Number	Exercise Price	Weighted-
	Available	of	per Share	Average
	for Grant	Shares	Range	Exercise Price
Balance at December 31, 2008	1,654	3,683	$0.29 – 38.62	$13.60
Options granted	(705)	705	$8.67 – 13.28	$11.35
Options exercised	—	(150)	$0.29 – 12.68	$5.84
Options forfeited	176	(176)	$6.95 – 38.62	$17.47

Balance at September 30, 2009	1,125	4,062	$0.29 – 38.62	$13.33

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (Continued)
(in thousands, except per share data unless otherwise noted)
A summary of the Company’s non-vested restricted stock at September 30, 2009, and changes during the nine months ended September 30, 2009, is presented below:

Non-Vested Restricted Stock	Number of Awards
Non-vested at January 1, 2009	193
Granted	8
Vested	(50)
Forfeited	(4)

Non-vested at September 30, 2009	147

Treasury Stock
In 2008, the Company’s board of directors authorized a stock repurchase program to purchase up to $25.0 million of the Company’s outstanding common stock. The duration of the repurchase program was up to twelve months. Under the program, the Company was entitled to purchase shares of its common stock in the open market, through block trades or otherwise at prices deemed appropriate by the Company. The timing and amount of repurchase transactions under the program were dependent on market conditions and corporate and regulatory considerations. A total of 2.0 million shares were repurchased under the program for an aggregate purchase price of approximately $23.7 million. The purchases were funded from available working capital. The Company classifies common stock repurchased as treasury stock on its balance sheet. As of September 30, 2009, the Company has no plans to repurchase additional shares of the Company’s common stock under the program.
9. Lease Accounting
In May 2008, the Company entered into an agreement to lease space for its Pennsylvania offices and data center in a newly constructed facility. The lease has a term of 10 years and 5 months with an option to extend the term of the lease for two consecutive five year periods. In August 2008, the Company amended its lease whereby the Company agreed to reimburse the landlord for certain leasehold improvements the Company had requested. The construction phase of the building was complete as of June 30, 2009. Since the tenant improvements, under the lease amendment, are considered structural in nature and the Company is primarily responsible for reimbursement to the landlord for the cost of these improvements, the Company is considered to be the owner of the construction project for accounting purposes. The Company recorded assets on its balance sheet for all of the costs paid by the lessor to construct the Pennsylvania facility through September 30, 2009, along with corresponding financing liabilities for amounts equal to these lessor-paid construction costs through September 30, 2009. As of September 30, 2009, the Company recorded $8.8 million of construction costs funded by the landlord, with an offsetting amount recorded as financing liabilities. The lease did not qualify for sale leaseback treatment and therefore the lease is treated as a financing lease. For the three and nine months ended September 30, 2009 the Company recorded $220 thousand and $447 thousand, respectively, of interest expense. For the three and nine months ended September 30, 2009 the Company recorded $73 thousand and $147 thousand, respectively, of depreciation expense related to the lease agreement.
10. Legal Matters
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

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (Continued)
(in thousands, except per share data unless otherwise noted)
On October 23, 2008 and November 3, 2008, complaints were filed in the state court of New Jersey and the United States District Court for the District of New Jersey against certain of the Company’s officers and directors, purportedly derivatively on behalf of the Company (the “Derivative Suits”). The Complaints in the Derivative Suits assert that the named officers and directors breached their fiduciary duties and other obligations in connection with the disclosures that also are the subject of the Securities Law Actions described above. The Company is also named as a nominal defendant in the Derivative Suits, although the lawsuits are derivative in nature and purportedly asserted on the Company’s behalf. The plaintiffs seek compensatory damages, costs, fees, and other relief within the Court’s discretion. The plaintiffs in the Derivative Suits have agreed to stay their claims pending the court’s decision in the Defendant’s Motion to Dismiss in the Securities Laws Actions. Due to the inherent uncertainties of litigation, the Company cannot predict the outcome of the Derivative Suits at this time, and the Company can give no assurance that the claims in these complaints will not have a material adverse effect on its financial position or results of operations.
Except for the above claims, the Company is not currently subject to any legal proceedings that could have a material adverse effect on its operations; however, it may from time to time become a party to various legal proceedings arising in the ordinary course of its business.
11. Subsequent Events Review
The Company has evaluated all subsequent events and transactions through November 4, 2009. On October 16, 2009, the Compensation Committee of the Company’s Board of Directors approved amendments to stock options held by certain employees to permit transferability of such options to family members. As a result of the amendments, options to purchase an aggregate of 401,962 shares of the Company’s common stock no longer qualify as “incentive stock options” under Section 422 of the Internal Revenue Code of 1986, as amended. Accordingly, the Company will treat the amended stock options as if they were non-qualified stock options since inception, with the result that all previously recorded compensation cost related to such stock options will be treated as a Deferred Tax Asset. The immediate increase in the Company’s Deferred Tax Asset will cause an immediate tax rate benefit to the Company. Also, incremental compensation cost associated with each amended stock option shall be measured as the excess, if any, of the fair value of the stock option immediately following its amendment over the fair value of the stock option immediately prior to its amendment based on the share price and other pertinent factors at that date. The Company expects that this stock option amendment will decrease its effective tax rate to approximately 36% to 37% for the year ending December 31, 2009.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the information set forth in our consolidated financial statements and related notes included elsewhere in this quarterly report on Form 10-Q and in our annual report Form 10-K for the year ended December 31, 2008. This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to risks and uncertainties and are based on the beliefs and assumptions of our management as of the date hereof based on information currently available to our management. Use of words such as “believes,” “expects,” “anticipates,” “intends,” “plans,” “should, “continues,” “likely” or similar expressions, indicate a forward-looking statement. Forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions. Actual results may differ materially from the forward-looking statements we make. We caution investors not to place substantial reliance on the forward-looking statements included in this report. These statements speak only as of the date of this report (unless another date is indicated), and we undertake no obligation to update or revise the statements in light of future developments. All numbers are expressed in thousands unless otherwise stated.
Overview
We are a leading provider of on-demand transaction management platforms that enable communications service providers (CSPs) and equipment manufacturers with embedded connectivity (i.e., handsets, mobile internet devices, laptops, cameras, etc.) (EMECs) and other customers to automate subscriber activation, order management and service provisioning from any channel (e.g., e-commerce, telesales, customer stores and other retail outlets, etc.) to any communication service (e.g., wireless, high speed access, local access, Internet Protocol TV, cable, satellite TV, etc.) across any device type. Our business model enables delivery of our proprietary solutions over the Web as a service. Our ConvergenceNow® platforms (including ConvergenceNow® Plus+™ and InterconnectNowTM) provide seamless integration between customer-facing channels/applications, communication services, devices and “back-office” infrastructure-related systems and processes. Our customers rely on our Web-based solutions and technology to automate the process of activating customers while delivering additional communications services including new service offerings and ongoing customer care. We have designed our ConvergenceNow® platforms to be flexible and scalable to enable multiple converged communication services to be managed across multiple distribution channels including e-commerce, telesales, customer stores and other retail outlets, allowing us to meet the rapidly changing and converging services offered by our customers. By simplifying the processes associated with managing our customers’ subscribers’ experience for ordering and activating services through the use of our ConvergenceNow® platforms to automate and integrate their disparate systems, we enable our customers to acquire, retain and service subscribers quickly, reliably and cost-effectively.
Our industry-leading customers include Apple Inc., AT&T Inc., British Telecom, Cablevision, Charter Communications, Clearwire, Comcast, Cox Communications, Embarq, Fairpoint, Frontier, Global Crossing, Level 3 Communications, Sprint Nextel, Time Warner Cable, Time Warner Telecom, Verizon Business Solutions, Verizon Wireless, Vodafone, Vonage Network, and XO Communications. These customers utilize a combination of our platforms, technology and services enabling them to provide services to both their consumer and business customers, including over 300 of the Fortune 500 companies.
Revenues
We generate a substantial portion of our revenues on a per-transaction basis, most of which is derived from contracts that extend up to 48 months from execution. For the three months ended September 30, 2009, we derived approximately 83% of our revenues from transactions processed. Most of the remainder of our revenues were generated by professional services.
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

We currently derive a significant portion of our revenues from one customer, AT&T. For the three months ended September 30, 2009, AT&T accounted for approximately 67% of our revenues, compared to 66% for the three months ended September 30, 2008. Our five largest customers, AT&T, Vonage, Level 3 Communications, Time Warner Cable and Comcast, accounted for approximately 87% of our revenues for the three months ended September 30, 2009, compared to 89% of our revenues for the three months ended September 30, 2008. See “Risk Factors” for certain matters bearing risks on our future results of operations.
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
There were no significant changes in our critical accounting policies and estimates during the three months ended September 30, 2009. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2008 for a more complete discussion of our critical accounting policies and estimates.
Results of Operations
Three months ended September 30, 2009 compared to the three months ended September 30, 2008
The following table presents an overview of our results of operations for the three months ended September 30, 2009 and 2008.

	Three Months Ended
	September 30,				Three Months Ended
	2009		2008		September 30,
		% of		% of	2009 vs 2008
	$	Revenue	$	Revenue	$ Change	% Change
	(in thousands)
Net revenue	$33,097	100.0%	$26,335	100.0%	$6,762	25.7%

Cost of services*	16,790	50.7%	13,547	51.4%	3,243	23.9%
Research and development	3,243	9.8%	2,683	10.2%	560	20.9%
Selling, general and administrative	5,561	16.8%	4,946	18.8%	615	12.4%
Depreciation and amortization	2,154	6.5%	1,636	6.2%	518	31.7%

	27,748	83.8%	22,812	86.6%	4,936	21.6%

Income from operations	$5,349	16.2%	$3,523	13.4%	$1,826	51.8%

*	Cost of services excludes depreciation and amortization which is shown separately.

Net Revenue. Net revenues increased $6.8 million to $33.1 million for the three months ended September 30, 2009, compared to the three months ended September 30, 2008. This increase was due primarily to increased revenues from our AT&T relationship and our other customers. Net revenues related to AT&T increased $4.7 million to $22.2 million for the three months ended September 30, 2009 compared to the same period in 2008. This increase was primarily due to increased revenues associated with the expansion of our relationship with AT&T across new business channels. AT&T represented 67% and 66% of our revenues for the three months ended September 30, 2009 and 2008, respectively. Net revenues outside of AT&T generated $10.9 million of our revenues during the three months ended September 30, 2009 as compared to $8.9 million during the three months ended September 30, 2008. Net revenues outside of AT&T represented 33% and 34% of our revenues during the three months ended September 30, 2009 and 2008, respectively. Transaction revenues recognized for the three months ended September 30, 2009 and 2008 represented 83% or $27.5 million and 80% or $21.0 million of net revenues, respectively. Professional service revenues decreased as a percentage of sales to 16% or $5.4 million for the three months ended September 30, 2009, compared to 18% or $4.7 million for the previous three months ended September 30, 2008.
Expense
Cost of Services. Cost of services increased $3.2 million to $16.8 million for the three months ended September 30, 2009, compared to the three months ended September 30, 2008, due primarily to an increase of $1.4 million in personnel and related costs and an increase of $186 thousand in stock-based compensation. The increase in personnel and related costs was due primarily to an increase in headcount. In addition, there was an increase of $461 thousand in telecommunication and facility costs related to the transition to our new facility. There was an increase of $1.1 million for outside consultants related to new programs with existing customers. Cost of services as a percentage of revenues decreased to 50.7% for the three months ended September 30, 2009, as compared to 51.4% for the three months ended September 30, 2008.
Research and Development. Research and development expense increased $560 thousand to $3.2 million for the three months ended September 30, 2009, compared to the three months ended September 30, 2008, due to the addition of our Indian subsidiary and its employees offset by reduced use of outside consultants. Research and development expense as a percentage of revenues decreased to 9.8% for the three months ended September 30, 2009 as compared to 10.2% for the three months ended September 30, 2008.
Selling, General and Administrative. Selling, general and administrative expense increased $615 thousand to $5.6 million for the three months ended September 30, 2009, compared to the three months ended September 30, 2008 due to an increase in personnel and related costs and stock-based compensation expense of $680 thousand. The increase in personnel and related costs was primarily due to an increase in headcount offset by reduced use of outside consultants. Selling, general and administrative expense as a percentage of revenues decreased to 16.8% for the three months ended September 30, 2009, compared to 18.8% for the three months ended September 30, 2008. The decrease in percentage was a result of a higher revenue base as compared to the same period 2008.
Depreciation and amortization. Depreciation and amortization expense increased $518 thousand to $2.2 million for the three months ended September 30, 2009, compared to the same period in 2008, related to investments in the new facility and the amortization of intangibles related to the Wisor acquisition of $253 thousand. Depreciation and amortization expense as a percentage of revenues increased to 6.5% for the three months ended September 30, 2009, as compared to 6.2% for the same period in 2008.
Income from Operations. Income from operations increased $1.8 million to $5.3 million for the three months ended September 30, 2009, compared to the same period in 2008. Income from operations increased as a percentage of revenues to 16.2% for the three months ended September 30, 2009, as compared to 13.4% for the three months ended September 30, 2008.
Income Tax. Our effective tax rate was approximately 39.9% and approximately 41.6% during the three months ended September 30, 2009 and 2008, respectively. We review the expected annual effective income tax rate and make changes on a quarterly basis as necessary based on certain factors such as changes in forecasted annual operating income, changes to the actual and forecasted permanent book-to-tax differences, or changes resulting from the impact of a tax law change. During the three months ended September 30, 2009 and 2008, we recognized approximately $2.1 million and $1.7 million in related tax expense, respectively.

Nine months ended September 30, 2009, compared to the nine months ended September 30, 2008
The following table presents an overview of our results of operations for the nine months ended September 30, 2009 and 2008.

	Nine Months Ended
	September 30,				Nine Months Ended
	2009		2008		September 30,
		% of		% of	2009 vs 2008
	$	Revenue	$	Revenue	$ Change	% Change
	(in thousands)
Net revenue	$93,204	100.0%	$79,760	100.0%	$13,444	16.9%

Cost of services*	47,179	50.6%	38,819	48.7%	8,360	21.5%
Research and development	9,359	10.0%	7,493	9.4%	1,866	24.9%
Selling, general and administrative	17,218	18.5%	15,074	18.9%	2,144	14.2%
Depreciation and amortization	6,264	6.7%	4,581	5.7%	1,683	36.7%

	80,020	85.9%	65,967	82.7%	14,053	21.3%

Income from operations	$13,184	14.1%	$13,793	17.3%	$(609)	(4.4)%

*	Cost of services excludes depreciation and amortization which is shown separately.
Net Revenue. Net revenues increased $13.4 million to $93.2 million for the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008. This increase was primarily due to increased revenues from existing customers. Net revenues related to AT&T increased $6.1 million to $60.8 million for the nine months ended September 30, 2009, as compared to $54.7 million during the nine months ended September 30, 2008. AT&T represented 65% and 69% of our revenues for the nine months ended September 30, 2009 and 2008, respectively. Net revenues outside of AT&T increased $7.4 million to $32.4 million during the nine months ended September 30, 2009 as compared to $25.0 million during the nine months ended September 30, 2008. Net revenues outside of AT&T represented 35% and 31% of our revenues during the nine months ended September 30, 2009 and 2008, respectively. Transaction revenues recognized for the nine months ended September 30, 2009 and 2008 represented 84% or $77.8 million and 82% or $65.4 million of net revenues, respectively. Professional service revenues as a percentage of sales were 16% or $14.7 million for the nine months ended September 30, 2009, compared to 16% or $13.1 million for the nine months ended September 30, 2008.
Expense
Cost of Services. Cost of services increased $8.4 million to $47.2 million for the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008, due primarily to an increase of $3.7 million in personnel and related costs and an increase of $544 thousand in stock-based compensation. The increase in personnel and related costs was due primarily to an increase in headcount. In addition, there was an increase of $1.0 million in telecommunication and facility costs related to the transition to our new facility. There was an increase of $3.1 million for outside consultants related to new programs with existing customers. Cost of services as a percentage of revenues increased to 50.6% for the nine months ended September 30, 2009, as compared to 48.7% for the nine months ended September 30, 2008.
Research and Development. Research and development expense increased $1.9 million to $9.4 million for the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008, due primarily to an increase of $2.4 million in personnel and related costs. The increase in personnel and related costs was due primarily to the addition of our Indian subsidiary and its employees. Also, an increase of $262 thousand in additional telecommunication, and facility costs related to our data facilities offset by a decrease of $1.0 million in outside consulting costs. Research and development expense as a percentage of revenues increased to 10.0% for the nine months ended September 30, 2009, as compared to 9.4% for the nine months ended September 30, 2008.

Selling, General and Administrative. Selling, general and administrative expense increased $2.1 million to $17.2 million for the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008, due primarily to an increase of $1.4 million in personnel and related costs and an increase in stock-based compensation expense of $389 thousand offset by a decrease of $293 thousand in consulting service costs. The increase in personnel and related costs was primarily due to an increase in headcount offset by reduced use of outside consultants. Also, legal and accounting professional services increased approximately $432 thousand and additional telecommunication, and facility expenses related to our data facilities, contributed approximately $264 thousand to the increase. Selling, general and administrative expense as a percentage of revenues decreased to 18.5% for the nine months ended September 30, 2009, as compared to 18.9% for the nine months ended September 30, 2008.
Depreciation and amortization. Depreciation and amortization expense increased $1.7 million to $6.3 million for the nine months ended September 30, 2009, as compared to the nine months ended September 30, 2008, related to investments in the new facility and the amortization of intangibles related to the Wisor acquisition of $600 thousand. Depreciation and amortization expense as a percentage of revenues increased to 6.7% for the nine months ended September 30, 2009, as compared to 5.7% for the nine months ended September 30, 2008.
Income from Operations. Income from operations decreased $609 thousand to $13.2 million for the nine months ended September 30, 2009, as compared to the nine months ended September 30, 2008. Income from operations decreased as a percentage of revenues to 14.1% for the nine months ended September 30, 2009, as compared to 17.3% for the nine months ended September 30, 2008. This decrease was primarily due to increases in cost of services, research and development and depreciation and amortization.
Income Tax. Our effective tax rate was approximately 40.5% and approximately 41.6% during the nine months ended September 30, 2009 and 2008, respectively. We review the expected annual effective income tax rate and make changes on a quarterly basis as necessary based on certain factors such as changes in forecasted annual operating income, changes to the actual and forecasted permanent book-to-tax differences, or changes resulting from the impact of a tax law change. During the nine months ended September 30, 2009 and 2008, we recognized approximately $5.3 million and $6.6 million in related tax expense, respectively.
Liquidity and Capital Resources
Our principal source of liquidity has been cash provided by operations. Our cash, cash equivalents and marketable securities balance was $86.1 million at September 30, 2009, an increase of $7.3 million as compared to the end of 2008. This increase was due to cash provided by operations offset by purchases of fixed assets associated with our new facility in Pennsylvania. We anticipate that our principal uses of cash in the future will be to fund the expansion of our business through both organic growth as well as possible acquisition activities and to expand our customer base internationally. Uses of cash will also include facility expansion, capital expenditures and working capital.
In May 2008, we entered into an agreement to lease space for our Pennsylvania offices and data center in a newly constructed facility. The lease has a term of 10 years and 5 months with an option to extend the term of the lease for two consecutive five year periods. In August 2008, we amended the lease whereby we agreed to reimburse the landlord for certain leasehold improvements we had requested. The construction phase of the building was complete as of June 30, 2009. Since the tenant improvements, under the lease amendment, are considered structural in nature and we are responsible for reimbursement to the landlord for the cost of these improvements we are considered to be the owner of the construction project for accounting purposes. We recorded assets on our balance sheet for all of the costs paid by the lessor to construct the Pennsylvania facility through September 30, 2009, along with corresponding financing liabilities for amounts equal to these lessor-paid construction costs through September 30, 2009. Post construction-period accounting requires determination of a portion of the monthly lease payments to be construed as interest, depreciation, and principal payments. At September 30, 2009, we had recorded $8.8 million of construction costs funded by the landlord, with an offsetting amount recorded as financing liabilities. The lease did not qualify for a sale lease back treatment and therefore the lease was treated as a financing lease. For the three and nine months ended September 30, 2009, we recorded $220 thousand and $447 thousand, respectively, of interest expense. For the three and nine months ended September 30, 2009 we recorded $73 thousand and $147 thousand, respectively, of depreciation expense related to the lease agreement.

Discussion of Cash Flows
Cash flows from operations. Net cash provided by operating activities for the nine months ended September 30, 2009 was $17.0 million, as compared to $18.1 million for the nine months ended September 30, 2008. The decrease of $1.0 million is primarily due to an increase in accounts receivable of $3.3 million offset by an increase in deferred revenue of $1.2 million, as compared to the nine months ended September 30, 2008.
Cash flows from investing. Net cash used in investing activities for the nine months ended September 30, 2009 was $11.4 million, as compared to $21.5 million for the nine months September 30, 2008. The decrease was primarily due to cash outflows for acquisitions of $49 thousand for the completion of the purchase price allocation in the nine months ending September 30, 2009, as compared to $17.4 million net cash outflow for the acquisition of Wisor in the nine months ending September 30, 2008. The decrease was offset by an increase in net cash outflow for leasehold improvements and fixed asset purchases associated with the move to our new facility in Pennsylvania in the nine months ended September 30, 2009.
Cash flows from financing. Net cash provided by financing activities for the nine months ended September 30, 2009 was $1.0 million compared to cash used by financing activities of $21.3 million for the nine months ended September 30, 2008. In May 2008, we initiated a stock repurchase program that, as of September 30, 2008, repurchased 2 million shares for an aggregate purchase price of approximately $23.7 million. There were no shares repurchased for the nine months ended September 30, 2009.
We believe that our existing cash and cash equivalents, and cash generated from our operations will be sufficient to fund our operations for the next twelve months.
Effect of Inflation
Although inflation generally affects us by increasing our cost of labor and equipment, we do not believe that inflation has had any material effect on our results of operations for the three and nine months ended September 30, 2009 and 2008.
Impact of Recently Issued Accounting Standards
In October 2009, the FASB issued Accounting Standard Update (“ASU”) No. 2009-13 “Multiple Deliverable Revenue Arrangements — a consensus of the FASB Emerging Issues Task Force.” This standard provides principles for allocation of consideration among its multiple-elements, allowing more flexibility in identifying and accounting for separate deliverables under an arrangement. ASU No. 2009-13 introduces an estimated selling price method for valuing the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available, and significantly expands related disclosure requirements. This standard is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Alternatively, adoption may be on a retrospective basis, and early application is permitted. We do not expect the adoption of this statement to have a material effect on its consolidated financial statements or disclosures.
In June 2009, the FASB issued SFAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (the “Codification”). The Codification does not change current GAAP but reorganizes all authoritative literature in one place. SFAS 168, now referred to as Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification will supersede existing GAAP and has become the source of authoritative accounting principles recognized by the FASB. We adopted the Codification during the quarter-ended September 30, 2009. The adoption of the Codification did not have an impact on our results of operations, financial condition or cash flows.
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements as of September 30, 2009 and December 31, 2008.

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
The primary objective of our investment activities is to preserve our capital for the purpose of funding operations, while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and short- and long-term investments in a variety of securities, which could include commercial paper, money market funds and corporate debt securities. Our cash, cash equivalents and marketable securities at September 30, 2009 and December 31, 2008 were invested in liquid money market accounts and certificates of deposit. All market-risk sensitive instruments were entered into for non-trading purposes.
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
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2009. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of September 30, 2009, the end of the period covered by this quarterly report, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
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
On September 5, 2008, September 18, 2008, and September 23, 2008, three complaints were filed against us and certain of our officers and directors in the United States District Court for the District of New Jersey purportedly on behalf of a class of shareholders who purchased it’s common stock between February 4, 2008 and June 9, 2008 (the “Securities Law Actions”). The complaints were consolidated and an amended complaint was filed by the plaintiffs on March 13, 2009. We filed a Motion to Dismiss all of the claims under the complaint on April 24, 2009. The Motion to Dismiss has been fully briefed by the parties and we are awaiting the Court’s decision. The plaintiffs in each complaint assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. They allege that certain of our public disclosures regarding its financial prospects during the proposed class period were false and/or misleading. The principal allegation set forth in each complaint is that we issued misleading statements concerning our business prospects relating to the activation of Apple Inc.’s iPhone product. The plaintiffs seek compensatory damages, costs, fees, and other relief within the Court’s discretion. We believe that the claims described above are without merit, and we intend to defend against all of the claims vigorously. Due to the inherent uncertainties of litigation, we cannot predict the outcome of the actions at this time, and we can give no assurance that these claims will not have a material adverse effect on our financial position or results of operations.
On October 23, 2008 and November 3, 2008, complaints were filed in the state court of New Jersey and the United States District Court for the District of New Jersey against certain of our officers and directors, purportedly derivatively on our behalf (the “Derivative Suits”). The Complaints in the Derivative Suits assert that the named officers and directors breached their fiduciary duties and other obligations in connection with the disclosures that also are the subject of the Securities Law Actions described above. We are also named as a nominal defendant in the Derivative Suits, although the lawsuits are derivative in nature and purportedly asserted on our behalf. The plaintiffs seek compensatory damages, costs, fees, and other relief within the Court’s discretion. We are in the process of evaluating the claims in the Derivative Suits. The plaintiffs in the Derivative Suits have agreed to stay their claims pending the court’s decision in the Defendant’s Motion to Dismiss in the Securities Laws Actions. Due to the inherent uncertainties of litigation, we cannot predict the outcome of the Derivative Suits at this time, and we can give no assurance that the claims in these complaints will not have a material adverse effect on our financial position or results of operations.
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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Exhibit No.		Description
3.2	*	Restated Certificate of Incorporation of the Company

3.4	*	Amended and Restated Bylaws of the Company

4.2	*	Form of Company’s Common Stock certificate

31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated herein by reference to the exhibit of the same number in the Company’s Registration Statement on Form S-1 (Commission File No. 333-132080).

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
Chairman of the Board of Directors, President and Chief Executive Officer (Principal executive officer)

/s/ Lawrence R. Irving
Lawrence R. Irving
Executive Vice President, Chief Financial Officer and Treasurer
November 4, 2009

EXHIBIT INDEX

Exhibit No.		Description
3.2	*	Restated Certificate of Incorporation of the Company

3.4	*	Amended and Restated Bylaws of the Company

4.2	*	Form of Company’s Common Stock certificate

31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated herein by reference to the exhibit of the same number in the Company’s Registration Statement on Form S-1 (Commission File No. 333-132080).