Form 10-K
period 2009-12-31
SYNCHRONOSS TECHNOLOGIES INC
filed 2010-03-09
CIK 1131554

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant as of June 30, 2009, based upon the closing price of the common stock as reported by The NASDAQ Stock Market on such date was approximately $233 million.

As of February 16, 2010, a total of 31,115,622 shares of the Registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference to portions of the registrant’s definitive Proxy Statement for its 2010 Annual Meeting of Stockholders (the “Proxy Statement”), which is expected to be filed not later than 120 days after the registrant’s fiscal year ended December 31, 2009. Except as expressly incorporated by reference, the Proxy Statement shall not be deemed to be a part of this report on Form 10-K.

SYNCHRONOSS TECHNOLOGIES, INC.

Form 10-K

DECEMBER 31, 2009

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

General

We are a leading provider of on-demand transaction management platforms that enable communications service providers (CSPs), cable operators/multi-services operators (MSOs), original equipment manufacturers (OEMs) with embedded connectivity (e.g. smartphones, laptops, netbooks and mobile Internet devices, among others), e-Tailers/retailers and other customers to accelerate and monetize their go-to-market strategies for connected-devices. This includes automating subscriber activation, order management and service provisioning from any channel (e.g., e-commerce, telesales, customer stores, indirect and other retail outlets, etc.) to any communication service (e.g., wireless (2G, 3G, 4G), high speed access, local access, IPTV, cable, satellite TV, etc.) across any connected device type.

Our ConvergenceNow®, ConvergenceNow® Plus+tm and InterconnectNowtm platforms provide end-to-end seamless integration between customer-facing channels/applications, communication services, or devices and “back-office” infrastructure-related systems and processes. Our customers rely on our cloud-based solutions and technology to automate the process of activating their customers while delivering additional communication services, including new service offerings and ongoing customer care. Our platforms are designed to be flexible and scalable to enable multiple converged communication services to be managed across multiple distribution channels, including e-commerce, telesales, customer stores, indirect, and other retail outlets, etc., allowing us to meet the rapidly changing and converging services and connected devices offered by our customers. We enable our customers to acquire, retain and service subscribers quickly, reliably and cost-effectively by simplifying the processes associated with managing the customer experience for ordering and activating connected devices and services through the use of our platforms.

Our industry-leading customers include tier 1 service providers such as AT&T Inc., Verizon Wireless and Vodafone, tier 1 cable operators/MSOs like Cablevision, Charter Communications, Comcast, and Time Warner Cable and large OEMs such as Apple, Dell and Nokia. These customers utilize our platforms, technology and services to service both consumer and business customers, including over 300 of the Fortune 500 companies.

We were incorporated in Delaware in 2000. Our Web address is www.synchronoss.com. On this Web site, we post the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the U.S. Securities and Exchange Commission (SEC): our annual reports on Form 10-K, quarterly reports on Form 10-Q, our current reports on Form 8-K, our proxy statement on Form 14A related to our annual stockholders’ meeting and any amendment to those reports or statements filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. All such filings are available on the Investor Relations portion of our Web site free of charge. The contents of our Web site are not intended to be incorporated by reference into this Form 10-K or in any other report or document we file.

Synchronoss’ Platforms

Our ConvergenceNow®, ConvergenceNow® Plus+tm and InterconnectNowtm platforms provide comprehensive on-demand, end-to-end order processing, transaction management and service provisioning through multiple channels including e-commerce, telesales, indirect, and retail outlets. Our platforms are designed to be flexible and scalable, for managing transactions for a wide range of existing communication services and connected devices, while offering a best-in-class experience for our customers.

Our ConvergenceNow® platform orchestrates the complex and different back-end systems of communication service providers to provide a best-in-class order management system by orchestrating the workflow and consolidated customer care services ConvergenceNow® enables CSPs to realize the full benefits of their offerings.

Our ConvergenceNow® Plus+tm platform offers all of the features of our core ConvergenceNow® platform and extends those features into more transaction areas required to enable subscriber management for connected devices. In addition, ConvergenceNow® Plus+ is specifically designed to support connected devices, such as smart phones, mobile Internet devices (MIDS), laptops, netbooks and wirelessly enabled consumer electronics such as cameras, e-readers, personal navigation devices, global positioning system devices, etc. Specifically, ConvergenceNow® Plus+tm supports, among other transaction areas, credit card billing, inventory management, and trouble ticketing, none of which are supported by our ConvergenceNow® platform.

Our InterconnectNowtm platform supports the physical transactions involved in customer activation and service such as managing access service requests, local service requests, local number portability, and directory listings.

In addition to handling large volumes of customer transactions quickly and efficiently, our platforms are designed to recognize, isolate and address transactions when there is insufficient information or other erroneous process elements. This knowledge enables us to adapt our solutions to automate a higher percentage of transactions over time, further improving the value of our solutions to our customers. Our platforms also offer a centralized reporting platform that provides intelligent, real-time analytics around the entire workflow related to any transaction. This reporting allows our customers to appropriately identify buying habits and trends, define their subscriber’s segments and pin-point areas where their business has increased or could be improved. The automation and ease of integration of our platforms were designed to enable our customers to lower the cost of new subscriber acquisitions, enhance the accuracy and reliability of customer transactions thus reducing the inbound service call volumes, and respond rapidly to competitive market conditions. Our platforms offer flexible, scalable solutions backed by service level agreements (SLAs) and exception handling.

Our platforms manage transactions relating to a wide range of existing communications and digital content services across the different segments of our customers. For example, we enable wireless providers to conduct business-to-consumer, or B2C, business-to-business, or B2B, and indirect channel (i.e.: resellers/dealers) transactions. The capabilities of our platforms are designed to provide our customers with the opportunity to improve operational performance and efficiencies and rapidly deploy new services. They are also designed to provide customers the opportunity to improve performance and efficiencies for activating and managing subscriber management processes for new devices with communication services.

Our platforms are designed to be:

Highly Automated:  We designed our platforms to eliminate manual processes and to automate otherwise labor-intensive tasks, thus improving operating efficiencies and order accuracy and reducing costs. By tracking every order and identifying those that are not provisioned properly, our platforms were designed to substantially reduce the need for manual intervention and reduce unnecessary customer service center calls. The technology of our platforms automatically guides a customer’s request for service through the entire series of required steps.

Predictable and Reliable:  We are committed to providing high-quality, dependable services to our customers. To ensure reliability, system uptime and other service offerings, our transaction management is guaranteed through SLAs. Our platforms offer a complete customer management solution, including exception handling, which we believe is one of the main factors that differentiate us from our competitors. In performing exception handling, our platforms recognize and isolate transaction orders that are not configured to specifications, process them in a timely manner and communicate these orders back to our customers, thereby improving efficiency and reducing backlog. If manual intervention is required, our exception handling is outsourced to centers located in India, Canada and the United States. Additionally, our database design preserves data integrity while ensuring fast, efficient, transaction-oriented data retrieval methods.

Seamless:  Our platforms integrate information across our customers’ entire operation, including subscriber information, order information, product and service catalogs, network inventory and workflow information. We have built our platforms using an open design with fully-documented software interfaces, commonly referred to as application programming interfaces, or APIs. Our APIs make it easier for our customers, strategic partners and other third parties to integrate our platforms with other software applications and to build cloud-based applications incorporating third-party or customer-designed capabilities. Through our open design and alliance program, we provide our customers with superior solutions that combine our technology with best-of-breed applications with the efficiency and cost-effectiveness of commercial, packaged interfaces.

Scalable:  Our platforms are designed to process expanding transaction volumes reliably and cost effectively. While our transaction volume has increased rapidly since our inception, we try to anticipate substantial future growth in transaction volumes, and we believe our platforms are capable of scaling their output commensurately, requiring principally routine computer hardware and software updates. To date we have managed peaks of up to 1,500 transactions per minute and in 2009 we saw the number of transactions for connected devices, such as smartphones, mobile Internet devices, netbooks, laptops and other connected consumer electronics, grow to become one of the fastest growing transaction types across all our platforms, products and services.

Value-add Reporting Tools:  Our platforms’ attributes are tightly integrated into the critical workflows of our customers. The platforms have analytical reporting capabilities that provide real-time information for every step of the relevant transaction processes. In addition to improving end-user customer satisfaction, these capabilities provide our customers with value-added insights into historical and current transaction trends. We also offer mobile reporting capabilities for key users to receive critical data about their transactions on connected devices.

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

Quick Concept to Market Delivery:  The automation and ease of integration of our on-demand platform allow our customers to accelerate the deployment of their services and new service offerings by shortening the time between a subscriber’s order and the provisioning of service or activation and enabling of a connected device(s).

Designed to integrate with back-office systems, our platforms allow work to flow electronically across our customer’s organization while providing ready access to performance and resource usage information in providing activation and subscriber management.

Our platforms are comprised of four distinct modules, each providing solutions to the most common and critical needs of our customers.

PerformancePartner® Portal

Our PerformancePartner® portal is a graphical user interface that allows entry of transaction data into the gateway. Through the PerformancePartner® portal, customers can set up accounts, renew contracts and update and submit new transactions for transaction management processing.

Gateway Manager

Our Gateway Manager provides the capability to fulfill multiple types of transactions. These gateways are the engines that support our customers’ front-end portals, handling hundreds of thousands of transactions on a monthly basis. Our gateways deliver a flexible architecture, supporting seamless entry and rapid time to market. In addition, these gateways contain business rules to interact with the customers’ back-office and third-party trading partners.

WorkFlow Manager

Our WorkFlow Manager provides a seamless interaction with all third-party relationships and enables customers to have a single transaction view, including all relevant data from third-party systems. The WorkFlow Manager is designed to ensure that each customer transaction is fulfilled accurately and offers:

•	Flexible configuration to meet individual customer requirements

•	Centralized queue management for maximum productivity

•	Real-time visibility for transaction revenues management

•	Exception handling management

•	Order view availability during each stage of the transactional process

•	Uniform look and integrated experience.

By streamlining all procurement processes from pre-order through service activation and billing, our WorkFlow Manager reduces many costs and time impediments that often delay the process of delivering products and services to end-users.

Visibility Manager

Our Visibility Manager provides historical trending and mobile reporting to our customers, supports best business practices and processes and allows customers to daily metrics to determine whether process objectives are met or exceeded. The Visibility Manager offers:

•	A centralized reporting platform that provides intelligent analytics around the entire workflow

•	Transaction management information

•	Historical trending

•	Mobile reporting for key users to receive critical transaction data on mobile devices.

Demand Drivers for Our Business

Our services are capable of managing a wide variety of transactions across multiple customer delivery channels and services, enabling us to benefit from increased growth, complexity and technological change in the communications industry. As the communications technology industry evolves, new access networks, connected devices and applications with multiple services and modes are emerging. This proliferation of services and advancement of technologies, combined with their bundling are accelerating subscriber growth and increasing the number of transactions between our customers and their subscribers. In addition to this dynamic, our core electronic transaction management business is further being driven by the following factors:

•	A proliferation of connected devices led by a) new & richer operating systems that challenge the status quo, b) increasing mobile phone adoption and c) broadband networks experiencing critical mass

•	Wireless ecosystem undergoing a paradigm shift in its buying patterns

•	Continued growth of the online channel for the communications space

•	Consolidation of e-Tailers/retailers focused in the communications space

•	Expansion of communication service bundles

•	Pressure on operators to improve efficiency while delivering a superior subscriber experience

•	Growth of the on-demand delivery model

•	A Proliferation of Connected Devices led by a) New & Richer Operating Systems, b) Increasing Mobile Phone Adoption and c) Wireless Broadband Networks Experiencing Critical Mass

We are starting to see embedded connectivity technology within a vast array of common electronic devices. In fact many analysts argue that we may soon find it difficult to find consumer electronics that don’t feature a built in internet connection. For example ABI Research forecasts, indicate that in 2014 there will be 2.5 billion connected data-centric devices in use worldwide, and of those, almost 1.5 billion will not be handsets.

We see three drivers behind this development:

New and Richer Operating Systems:  In many ways, new device operating systems like the OSX for the iPhone/iTouch portfolio, the Android produced by Google and the Blackberry OS for the RIM portfolio have accelerated the adoption and usage of smartphones. In the same way that Windows 3.0 accelerated the PC adoption and Mozilla did for the internet, many industry analysts have made direct correlations between the introduction of these new operating systems and the explosion of the smartphone category.

Increasing Mobile Adoption in Developed Countries:  The ITU Telecom Database recently reported 105 cellular subscriptions per 100 inhabitants of developed countries implying more than one subscription per person in countries with higher GDP per capita. As operators address this mobile adoption and the subsequent slowing in top line growth, they become very receptive to new types of devices that leverage the existing infrastructure (i.e.: connected netbooks, e-readers, etc.) and encourage their customers to have more than one wireless device.

Wireless Broadband Networks Experiencing Critical Mass:  The establishment of multiple broadband mobile networks (e.g., Universal Mobile Telecommunications System, High-Speed Downlink Packet Access, Evolution-Data Optimized, WiMax, and LTE among others) has provided broader bandwidth to CSPs, while decreasing the access charges, thus enabling the proliferation of mobile devices and equipment with embedded connectivity.

With Global 3G wireless networks now covering 21% of the global population, many analysts have inferred that this is indeed an inflection point and that adoption will experience an acceleration of growth. As the enablement of mobile and connected devices on these networks accelerates, we expect that the need for a best-in-class activation customer experience will rise.

As more of these devices enter the market, many of them with lower average revenue per user (ARPU) than traditional wireless services, they will necessitate an efficient and seamless activation / provisioning system with a best in class customer experience to differentiate them.

•	Wireless Ecosystem Undergoing a Paradigm Shift in its Buying Patterns

Consumers have traditionally been accustomed to purchasing their devices and service plans directly from computer service providers (CSPs). That is, if they wanted a particular wireless service, they first had to decide which operator they wanted, and then only after they made this decision, could they select a phone. We are seeing considerable forces altering this typical buy flow and in doing so generating considerable innovation and change in the ecosystem.

Companies like Dell or Google with its Nexus One and Amazon with the Kindle have in some ways contributed to the change of this buy flow process. Specifically, we are seeing these OEMs invest considerable resources in developing their “direct to consumer” channel and in some cases making it the only channel available. While this recent change in the ecosystem offers some advantages to these OEMs it also presents some challenges for them while at the same time creating a new higher growth channel for communication service providers who ultimately provide the access and connectivity. In many ways analysts have argued that this is a win-win game theory situation and that ultimately the “pie,” not “individual slices,” are getting larger.

Furthermore we are seeing e-Tailers/retailers take a more aggressive approach in their go-to-market programs and redefining the ways that connected devices are sold and activated. Companies like Best Buy Mobile or Radio Shack are key drivers of this change and have implemented advanced tools at the disposal of their end customers to buy and activate their phones either in-store or online.

Managing the activation / provisioning of these devices and handling the connectivity with the different service providers is something that is not core to OEMs or e-Tailers/retailers. As this dynamic evolves we expect that there will be an increasing need for automated activation / provisioning services as well as other transaction areas such as, credit card billing, inventory management, and trouble ticketing.

•	Continued Growth of the Online Channel for the Communications Space

E-commerce as a distribution channel for CSPs, MSOs, OEMs and traditional retailers continues to flourish and is projected to grow at a CAGR of 22% into 2012, according to Datamonitor. Cloud-based commerce provides our customers with the opportunity to cost-effectively gain new subscribers, provide service and interact more effectively. Specifically the cost per gross add (CPGA) for a customer obtained via e-commerce can be up to 50% less than those obtained via traditional means. With the dramatic increase in Internet usage and desire to directly connect with end users over the course of the customer lifecycle, service providers are increasingly focusing on e-commerce as a channel for acquisition and delivery of ongoing services. According to industry research firm IDC, the amount of business-to-business and business-to-consumer spending on eCommerce will rise to more than $16 trillion by 2013. As this channel continues to experience growth, we expect that there will be an increasing need to automate the activation and provisioning process of mobile devices, and provide a best-in-class customer experience over the Internet.

•	Consolidation of e-Tailers/retailers focused in the Communications Space

In parallel to the growth of e-commerce, e-Tailers (e.g., Amazon) and traditional consumer electronics retailers (e.g., Best Buy Mobile, Costco) are aggressively pursuing the sale of connected devices over the Internet. This channel represents as much as 10% growth for some leading CSPs today. Furthermore, this channel has demonstrated considerable innovation as these e-Tailers/retailers attempt to launch emerging devices (e.g.: Amazon’s Kindle).

As these constituents of the wireless ecosystem continue to advance their strategies and grow their presence in the connected devices market place we believe they will require further support to automate the activation / provisioning of their new customers.

•	Expansion of Communication Service Bundles

With subscribers expecting CSPs to offer all services under one contract, communications companies continue the development of bundled style offerings of their available services. In this environment, more CSPs are utilizing an array of communication delivery technologies to become all-in-one providers of communication services. For example, MSOs are increasingly creating true quad-play’s (i.e., voice, video, high speed data, wireless) with the creation, acquisition and/or development of their own wireless networks. As wireless technology proliferates further into the consumer device market, we believe we will see an emergence of service bundling that surpasses the traditional perception of a quad-play, where the wireless component will encompass an added array of wireless enabled devices. Frost & Sullivan research projects revenue from service bundling will continue to grow at a compounded annual growth rate of 11% into 2013, and that by 2013, 81% of households will use some sort of service bundle. As quad-play offerings gain more traction and service bundles begin encompassing emerging devices and technologies, we believe that the level of complexity in seamlessly delivering these services will increase significantly and that CSPs will need transaction management systems that can effectively handle those delivery challenges.

•	Pressure on Customers to Improve Efficiency while Delivering a Superior Subscriber Experience

Increased competition, recessionary markets, and excess network capacity have placed significant pressure on our customers to reduce costs and increase revenues. At the same time, due to deregulation, the emergence of new network technologies and the proliferation of services, the complexity of back-office operations has increased significantly. Customers with multiple back-end systems are looking for ways to help their systems interoperate for a better customer experience. In addition, customers are moving to automated provisioning systems to enable them to more easily purchase, upgrade or add new features, application and content. As a result, customers are looking for ways to offer new communications services more rapidly and efficiently to existing and new customers. Increased competition and demand for superior subscriber experience have placed significant pressure on our customers to improve customer-centric processes. CSPs are increasingly turning to transaction based, cost effective, scalable and automated third-party solutions that can offer guaranteed levels of service delivery.

•	Growth in On-Demand Delivery Model

Our on-demand business model enables delivery of our proprietary solutions over the Internet as a service. As such, customers do not have to make large and risky upfront investments in software, additional hardware, extensive implementation services and additional IT staff.

Our Growth Strategy

Our growth strategy is to establish our platforms as the de-facto industry standard for CSPs, MSOs, OEMs, and e-Tailers/retailers while investing in extensions of our services portfolio. We will continue to focus our technology and efforts around improving functionality, helping customers drive higher ARPU and subscriber retention, embracing alternative channels and allowing more capabilities for ordering bundled applications and content offerings across these same complex and advanced networks.

Key elements of this strategy are:

Continue our Expansion into the Original Equipment Manufacturers (OEMs).  As OEMs further expand their footprint into the “direct to consumer” model, they will need to develop robust yet nimble capabilities to support and differentiate their ordering/activation experience. As new types of connected devices are deployed, we will work with our customers, such as Dell, Apple and Nokia to enable our technology to support a “plug and play” approach to end users wishing to purchase new advanced services being offered by these customers

Leverage the Growth of e-Commerce and e-Tailers as High Growth Channels for Service Providers. Given our success in enabling the e-commerce channel for our customers, our ConvergenceNow® platforms have adopted a Web-friendly architecture that enables a scalable and beneficial customer activation experience. As we continue expanding the breadth and depth of our customers’ relationships we will be leveraging our online experience to enable the growth of companies in the e-commerce channel.

Broaden Customer Base and Expand Offering to Existing Customers.  As our existing customers continue to expand into new distribution channels, such as the rapidly growing e-commerce channel, they will likely need to support new types of transactions that are managed by our platforms. In addition, we believe our customers will require new transaction management solutions as they expand their subscriber customer base, which will provide us with opportunities to drive increasing amounts of volume over our platforms. Many customers purchase multiple services from us, and we believe we are well positioned to cross-sell additional services to customers who do not currently purchase our full services portfolio. In addition, the increasing importance and expansion of Cloud-based e-commerce has led to increased focus by our customers on their online distribution, thus providing another opportunity for us to further penetrate into existing customers. The expansion of our AT&T relationship and the expansion of our relationship with Time Warner Cable, Charter Communications and other customers highlight further penetration of existing customers as well as the development of a major growth initiative in consumer digital convergence.

Expand Into New Geographic Markets.  Although the majority of our revenue has traditionally been generated in North America, we are in the midst of a global expansion to support our customer’s expansion. Today we have several instances of our platforms in Europe and are in the process of integrating to a variety of carriers in Europe to support our connected devices customers. We believe that the growth of connected devices will further drive opportunities to penetrate new geographic markets within the coming years. Asia/Pacific and Latin America are of particular interest, as these markets experience similar trends to those that have driven growth in North America.

Maintain Technology Leadership.  We continue to build upon our technology leadership by continuing to invest in research and development to increase the automation of processes and workflows and develop complementary product modules that leverage our platforms and competitive strengths, thus driving increased interest by making it more economical for customers to use us as a third-party solutions provider. In addition, we believe our close relationships with our tier 1 customers will continue to provide us with valuable insights into the dynamics that are creating demand for next-generation solutions.

Expand through Strategic Partnerships or Acquisitions.  We have fully integrated our Wisor Telecom Corporation acquisition and have assimilated the synergies and efficiencies that this acquisition has afforded us. As we explore new opportunities, we continue to look for strategic partnership or acquisition candidates that will enable us to enter new markets or enhance our offerings.

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

Customers

Our industry-leading customers include tier 1 service providers such as AT&T Inc., Verizon Wireless and Vodafone, tier 1 cable operators /MSOs like Cablevision, Comcast, Charter and Time Warner Cable and large OEMs/e-Tailers such as Apple, Dell and Nokia. These customers utilize our platforms, technology and services to service both consumer and business customers, including over 300 of the Fortune 500 companies.

We maintain strong and collaborative relationships with our customers, which we believe to be one of our core competencies and critical to our success. We are generally the only provider of the services we offer to our customers. Contracts typically extend up to 48 months in length from execution and include minimum transaction or revenue commitments from our customers. All of our significant customers may terminate their contracts for convenience upon written notice and in many cases payment of contractual penalties. Contract penalties received by the Company are immaterial to the Company’s Statements of Income for the years ended December 31, 2009, 2008, and 2007. We have a long-standing relationship with AT&T, dating back to January 2001 when we began providing service to AT&T Wireless, which was subsequently acquired by Cingular Wireless. Through the merger of AT&T with BellSouth, Cingular Wireless has now been integrated into AT&T. We are the primary provider of e-commerce transaction management solutions to AT&T’s e-commerce channel. Our agreement with AT&T was renewed effective January 1, 2009 and runs through December of 2011. AT&T may renew this agreement for two additional one year periods. For 2009, we received 65% of our revenues from AT&T, compared to 67% of our revenues in 2008. No other customer accounted for more than 10% of our revenues in 2009.

Sales and Marketing

Sales

We market and sell our services primarily through a direct sales force and through our strategic partners. To date, we have concentrated our sales efforts on a range of CSPs, OEMs, and e-Tailers/retailers both domestically and internationally. Typically our sales process involves an initial consultative process that allows our customers to better assess the operating and capital expenditure benefits associated with an optimal activation and provisioning architecture. Our sales teams are well trained in our ConvergenceNow® platforms and on the market trends and conditions that our customers are facing. This enables them to easily identify and qualify opportunities that are appropriate for our platform deployments to benefit these customers. Following each sale, we assign account managers to provide ongoing support and to identify additional sales opportunities. We generate leads from contacts made through trade shows, seminars, conferences, events, market research, our Web site, customers, strategic partners and our ongoing public relations program. Due to ongoing consolidation and the increasing competition among service providers in international markets, in 2007 we expanded our sales and marketing efforts outside of North America and into the European Union.

Marketing

We focus our marketing efforts on supporting new product initiatives, creating awareness of our services and generating new sales opportunities. We base our product management strategy on an analysis of market requirements, competitive offerings and projected cost savings. Our team is active in numerous technology and industry forums and regularly gets invited to speak at trade shows such as the Consumer Electronics Show (CES), Cellular Telecommunications Industry Association (CTIA), GSM Association- Mobile World Congress, and National Cable & Telecommunications Association (NCTA), in which we also demonstrate our solutions. In addition, through our product marketing and marketing communications functions, we also have an active public relations program and maintain relationships with recognized trade media and industry analysts such as International Data Corporation (IDC), Gartner, Forrester, and Frost & Sullivan. We also manage and maintain our Web site, blog, social media profiles on LinkedIn and Twitter, utilize search engine optimization (SEO) and search engine marketing (SEM), publish product related content, educational white papers, and conduct seminars and user group meetings. Finally, we also actively sponsor technology-related conferences and demonstrate our solutions at trade shows targeted at providers of communications services.

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

Data Center Facilities

We moved into a new 61,000 square foot Global Research and Development Center in Bethlehem, Pennsylvania in June 2009, a new facility in Bangalore, India in November 2009, each of which includes new data center facilities. These new facilities offer significant improvements in the areas of size, network connectivity and redundant electrical power systems and are currently expected to support our growth objectives. These secure facilities house all customer-facing, production, test and development systems that are the backbone of the services delivered to our customers. The facilities and systems are monitored 7 days a week, 24 hours a day, and are protected via multiple layers of physical and electronic security measures. In addition, a redundant power supply ensures constant, regulated power into the managed data facility and a back-up generator system provides power indefinitely to the facility in the event of a utility power failure. All systems in the managed data facility are monitored for availability and performance using industry standard tools such as HP OpenView®, Big Brother®, Oracle Enterprise Manager®, CiscoWorks® and Empirix OneSight®.

Network

We use AT&T, and two other tier 1 service providers, to provide a managed, fully-redundant network solution at our Bethlehem, Pennsylvania facility to deliver enterprise scale services to customers. Specifically, we have two OC-12 and one OC-3 fiber optic rings, delivering highly redundant bandwidth to the Bethlehem and Bridgewater facilities. Wide Area Network connectivity between our locations is achieved via multiple DS-3 Multiprotocol Label Switching (MLPS) circuit and Internet access to each location via multiple dedicated DS-3 circuits. A dedicated Metro Ethernet solution is utilized to provide a data center backbone connection between our Bethlehem and Bridgewater facilities that is used for disaster recovery, should the need arise.

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

Competition

Competition in our markets is intense and includes rapidly-changing technologies and customer requirements, as well as evolving industry standards and frequent product introductions. We compete primarily on the basis of the breadth of our domain expertise and our proprietary exception handling, as well as on the basis of price, time-to-market, functionality, quality and breadth of product and service offerings. We believe the most important factors making us a strong competitor include:

•	Breadth and depth of our transaction management solutions, including our exception handling technology

•	Quality and performance of our products

•	High-quality customer service

•	Ability to implement and integrate solutions

•	Overall value of our platforms

•	References of our customers

We are aware of other software developers and smaller entrepreneurial companies that are focusing significant resources on developing and marketing products and services that will compete with our ConvergenceNow® and ConvergenceNow® Plus+ platforms. We anticipate continued growth in the communications industry and the entrance of new competitors in the order processing and transaction management solutions market and expect that the market for our products and services will remain intensely competitive.

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

As of December 31, 2009, we had 511 full-time employees. None of our employees are covered by any collective bargaining agreements.

Executive Officers of the Registrant

The following sets forth certain information regarding our Executive Officers as of January 31, 2010:

Name	Age	Position

Stephen G. Waldis	42	Chairman of the Board of Directors, President and Chief Executive Officer
Lawrence R. Irving	53	Executive Vice President, Chief Financial Officer and Treasurer
Robert Garcia	41	Executive Vice President and Chief Operating Officer
Omar Téllez	41	Executive Vice President and Chief Marketing Officer
Christopher S. Putnam	41	Executive Vice President of Sales
Ronald J. Prague	46	Vice President, General Counsel and Secretary
S. Andrew Cox	44	Vice President and Chief Information Officer
George P. Navarro	54	Executive Vice President of Global Operations
Mark Mendes	47	Executive Vice President of InterconnectNow
Daniel Rizer	46	Executive Vice President of Business Development
Patrick J. Doran	36	Executive Vice President and Chief Technology Officer

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

George Navarro has served as Synchronoss’ Executive Vice President of Global Operations since August 2009. Prior to that position, Mr. Navarro held various positions with Synchronoss since joining the company in 2001. Prior to joining Synchronoss, Mr. Navarro was Managing Director for the Vertek Corporation, and also held senior management positions at EDS. Mr. Navarro received a bachelor of business administration in management information systems from Pace University.

Mark Mendes has served as Executive Vice President of Telco Gateway since August 2009. Mr. Mendes joined Synchronoss in September 2008 in connection with Synchronoss’ acquisition of Wisor where Mr. Mendes had been Chief Executive Officer since 2001. Prior to joining Wisor, from 1997 to 2001, Mr. Mendes was Chief Operating Officer and Chief Technology Officer of NET2000 Communications, Inc. Mr. Mendes received an Engineering degree and MBA Finance/MIS from Syracuse University.

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

Patrick J. Doran has served as Executive Vice President, Research and Development and Chief Technology Officer since April 2007. Prior to that position, Mr. Doran served in various positions at Synchronoss, including Chief Architect and Senior Software Engineer, since joining Synchronoss in 2002. Before joining Synchronoss, Mr. Doran was a Senior Development Engineer at Agility Communications from 2000 to 2002 and a Member of Technical staff at AT&T/Lucent from 1996 to 2000. Mr. Doran received a degree in Computer and Systems engineering from Rensselaer Polytechnic Institute and a masters degree in Industrial Engineering from Purdue University.

ITEM 1A.	RISK FACTORS

An investment in our common stock involves a high degree of risk. The following are certain risk factors that could affect our business, financial results and results of operations. You should carefully consider the following risk factors in connection with evaluating the forward-looking statements contained in this Annual Report on Form 10-K because these factors could cause the actual results and conditions to differ materially from those projected in forward-looking statements. The risks that we have highlighted here are not the only ones that we face. If any of the risks actually occur, our business, financial condition or results of operation could be negatively affected. In that case, the trading price of our stock could decline, and our stockholders may lose part or all of their investment.

Risks Related to Our Business and Industry

We have Substantial Customer Concentration, with One Customer Accounting for a Substantial Portion of our 2009 Revenues.

We currently derive a significant portion of our revenues from one customer, AT&T. Our relationship with AT&T dates back to January 2001 when we began providing service to AT&T Wireless, which was subsequently acquired by Cingular Wireless and is now a division of AT&T. For the year ended December 31, 2009, AT&T accounted for approximately 65% of our revenues, compared to 67% for the year ended December 31, 2008. Our five largest customers, AT&T, Level 3 Communications, Vonage, Comcast and Cablevision, accounted for approximately 84% of our revenues for the year ended December 31, 2009, compared to 89% of our revenues for the year ended December 31, 2008. It is not possible for us to predict the future level of demand for our services that will be generated by these customers or the future demand for the products and services of these customers in the end-user marketplace. In addition, revenues from these larger customers may fluctuate from time to time based on the commencement and completion of projects, the timing of which may be affected by market conditions. Further, some of our contracts with these larger customers permit them to terminate our services at any time (subject to notice and certain other provisions). If any of these customers experience declining or delayed sales due to market, economic or competitive conditions, we could be pressured to reduce the prices we charge for our services or we could lose a major customer, which would affect our margins and would negatively affect our revenues and results of operations.

If We Do Not Adapt to Rapid Technological Change in the Communications Industry, We Could Lose Customers or Market Share.

Our industry is characterized by rapid technological change and frequent new service offerings. Significant technological changes could make our technology and services obsolete, less marketable or less competitive. We must adapt to our rapidly changing market by continually improving the features, functionality, reliability and responsiveness of our transaction management services, and by developing new features, services and applications to meet changing customer needs. We may not be able to adapt to these challenges or respond successfully or in a cost-effective way. Our failure to do so would adversely affect our ability to compete and retain customers and/or market share. In addition, our present or future service offerings may not satisfy the evolving needs of the industry in which we operate. If we are unable to anticipate or respond adequately to such needs, due to resource, technological or other constraints, our business and results of operations could be harmed.

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

The Success of Our Business Depends on the Continued Growth in Demand for Connected Devices.

The future success of our business depends upon the continued growth in demand for connected devices. While we believe the market for connected devices will continue to grow for the foreseeable future, we cannot accurately predict the extent to which demand for connected devices will increase, if at all. If the demand for connected devices were to stabilize or decline, our business may be adversely affected.

Our revenue, earnings and profitability are affected by the length of our sales cycle, and a longer sales cycle could adversely affect our results of operations and financial condition.

Our business is directly affected by the length of our sales cycle. Our customers’ businesses are relatively complex and their purchase of the types of services that we offer generally involve a significant commitment of capital, with attendant delays frequently associated with large capital commitments and procurement procedures within an organization. The purchase of the types of services that we offer typically also requires coordination and agreement across many departments within a potential customer’s organization. Delays associated with such timing factors could have a material adverse effect on our results of operations and financial condition. In periods of economic slowdown our typical sales cycle lengthens, which means that the average time between our initial contact with a prospective customer and the signing of a sales contract increases. The lengthening of our sales cycle could reduce growth in our revenue. In addition, the lengthening of our sales cycle contributes to an increased cost of sales, thereby reducing our profitability.

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

If the Wireless Services Industry Experiences a Decline in Subscribers, Our Business May Suffer.

The wireless services industry has faced an increasing number of challenges, including a slowdown in new subscriber growth. Revenues from services performed for customers in the wireless services industry accounted for 56% of our revenues in 2009 and 65% in 2008. A continued slowdown in subscriber growth in the wireless services industry could adversely affect our business growth.

The Consolidation in the Communications Industry Can Reduce the Number of Customers and Adversely Affect Our Business.

The communications industry continues to experience consolidation and an increased formation of alliances among communications service providers and between communications service providers and other entities. Should one of our significant customers consolidate or enter into an alliance with an entity or decide to either use a different service provider or to manage its transactions internally, this could have a negative material impact on our business. These consolidations and alliances or decisions to manage its transactions internally may cause us to lose customers or require us to reduce prices as a result of enhanced customer leverage, which would have a material adverse effect on our business. We may not be able to offset the effects of any price reductions. We may not be able to expand our customer base to make up any revenue declines if we lose customers or if our transaction volumes decline.

If We Fail to Compete Successfully With Existing or New Competitors, Our Business Could Be Harmed.

If we fail to compete successfully with established or new competitors, it could have a material adverse effect on our results of operations and financial condition. The communications industry is highly competitive and fragmented, and we expect competition to increase. We compete with independent providers of information systems and services and with the in-house departments of our OEMs and communications services companies customers. Rapid technological changes, such as advancements in software integration across multiple and incompatible systems, and economies of scale may make it more economical for CSPs, MSOs or OEMs to develop their own in-house processes and systems, which may render some of our products and services less valuable or eventually obsolete. Our competitors include firms that provide comprehensive information systems and managed services solutions, systems integrators, clearinghouses and service bureaus. Many of our competitors have long operating histories, large customer bases, substantial financial, technical, sales, marketing and other resources, and strong name recognition.

Current and potential competitors have established, and may establish in the future, cooperative relationships among themselves or with third parties to increase their ability to address the needs of our current or prospective customers. In addition, our competitors have acquired, and may continue to acquire in the future, companies that may enhance their market offerings. Accordingly, new competitors or alliances among competitors may emerge and rapidly acquire significant market share. As a result, our competitors may be able to adapt more quickly than us to new or emerging technologies and changes in customer requirements, and may be able to devote greater resources to the promotion and sale of their products. These relationships and alliances may also result in transaction pricing pressure which could result in large reductions in the selling price of our services. Our competitors or our customers’ in-house solutions may also provide services at a lower cost, significantly increasing pricing pressure on us. We may not be able to offset the effects of this potential pricing pressure. Our failure to adapt to changing market conditions and to compete successfully with established or new competitors may have a material adverse effect on our results of operations and financial condition. In particular, a failure to offset competitive pressures brought about by competitors or in-house solutions developed by AT&T could result in a substantial reduction in or the outright termination of our contract with AT&T, which would have a significant negative material impact on our business.

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

•	damage to or failure of our computer software or hardware or our connections and outsourced service arrangements with third parties;

•	errors in the processing of data by our system;

•	computer viruses or software defects;

•	physical or electronic break-ins, sabotage, intentional acts of vandalism and similar events;

•	fire, cyber attack, terrorist attack or other catastrophic event;

•	increased capacity demands or changes in systems requirements of our customers; or

•	errors by our employees or third-party service providers.

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

We are Exposed to Risks Associated with the Recent Financial Crisis and Weakening Global Economy.

The recent severe tightening of the credit markets, disruptions in the financial markets and challenging economic conditions have adversely affected the United States and world economies, and in particular, have resulted in reduced consumer spending and reduced spending by businesses. Economic uncertainty exacerbates negative trends in consumer spending and may negatively impact the businesses of certain of our customers, which may cause a reduction in their use of our platforms and therefore a reduction in our revenues. These conditions and uncertainty about future economic conditions make it challenging for us to forecast our operating results, make business decisions, and identify the risks that may affect our business, financial condition and results of operations. It also may result in a more competitive environment, resulting in possible pricing pressure. In addition, we maintain an investment portfolio that is subject to general credit, liquidity, market and interest rate risks that may be exacerbated by deteriorating financial market conditions and, as a result, the value and liquidity of the investment portfolio could be negatively impacted and lead to impairment. If we are not able to timely and appropriately adapt to changes resulting from the difficult macroeconomic environment, our business, financial condition or results of operations may be materially and adversely affected.

We are also subject to the credit risk of our customers and customers with liquidity issues may lead to bad debt expense for us. Most of our sales are on an open credit basis, with typical payment terms of 30 days in the United States and, because of local customs or conditions, longer payment terms in some markets outside the United States. We use various methods to screen potential customers and establish appropriate credit limits, but these methods cannot eliminate all potential bad credit risks and may not prevent us from approving applications that are fraudulently completed. Moreover, businesses that are good credit risks at the time of application may become bad credit risks over time and we may fail to detect this change. We maintain reserves we believe are adequate to cover exposure for doubtful accounts. If we fail to adequately assess and monitor our credit risks, we could experience longer payment cycles, increased collection costs and higher bad debt expense. A decrease in accounts receivable resulting from an increase in bad debt expense could adversely affect our liquidity. Our exposure to credit risks may increase if our customers are adversely affected by the difficult macroeconomic environment, or if there is a continuation or worsening of the economic environment. Although we have programs in place that are designed to monitor and mitigate the associated risk, including monitoring of particular risks in certain geographic areas, there can be no assurance that such programs will be effective in reducing our credit risks or the incurrence of additional losses. Future and additional losses, if incurred, could harm our business and have a material adverse effect on our business operating results and financial condition. Additionally, to the degree that the recent turmoil in the credit markets makes it more difficult for some customers to obtain financing, those customers’ ability to pay could be adversely impacted, which in turn could have a material adverse impact on our business, operating results, and financial condition.

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

Our success depends to a significant degree upon the protection of our software and other proprietary technology rights, particularly our ConvergenceNow®, ConvergenceNow® Plus+tm and InterConnectNowtm platforms. We rely on trade secret, copyright and trademark laws and confidentiality agreements with employees and third parties, all of which offer only limited protection. The steps we have taken to protect our intellectual property may not prevent misappropriation of our proprietary rights or the reverse engineering of our solutions. Legal standards relating to the validity, enforceability and scope of protection of intellectual property rights in other countries are uncertain and may afford little or no effective protection of our proprietary technology. Consequently, we may be unable to prevent our proprietary technology from being exploited abroad, which could require costly efforts to protect our technology. Policing the unauthorized use of our products, trademarks and other proprietary rights is expensive, difficult and, in some cases, impossible. Litigation may be necessary in the future to enforce or defend our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of management resources, either of which could materially harm our business. Accordingly, despite our efforts, we may not be able to prevent third parties from infringing upon or misappropriating our intellectual property.

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

Our Expansion into International Markets May Expose Us to Risks Associated with Fluctuations in Foreign Currency Exchange Rates That Could Adversely Affect Our Business.

We consider the U.S. dollar to be our functional currency. However, as we expand our operations into international markets a portion of our revenues and/or operating costs may be incurred outside the United States in other currencies. In such event, fluctuations in exchange rates between the currencies in which such revenues and/or costs may occur and the dollar may have a material adverse effect on our results of operations and financial condition. In addition, from time to time following our expansion into international markets we may experience increases in the costs of our operations outside the United States, as expressed in dollars, which could have a material adverse effect on our results of operations and financial condition. Further, the imposition of restrictions on the conversion of foreign currencies could also have a material adverse effect on our business, results of operations and financial condition.

Our Senior Management is Important to Our Customer Relationships, and the Loss of One or More of Our Senior Managers Could Have a Negative Impact on Our Business.

We believe that our success depends in part on the continued contributions of our senior management. We rely on our executive officers and senior management to generate business and execute programs successfully. In addition, the relationships and reputation that members of our management team have established and maintain with our customers and our regulators contribute to our ability to maintain good customer relations. The loss of any members of senior management could materially impair our ability to identify and secure new contracts and otherwise manage our business.

We Continue to Incur Significant Costs as a Result of Operating as a Public Company, and Our Management Is Required to Devote Substantial Time to New Compliance Initiatives.

We have only operated as a public company since June 2006 and we will continue to incur significant legal, accounting and other expenses as we comply with the Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the Securities and Exchange Commission and the Nasdaq Global Market’s National Market. These rules impose various new requirements on public companies, including requiring changes in corporate governance practices. Our management and other personnel will continue to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect these new rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantial costs to maintain the same or similar coverage. These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we include in our annual report our assessment of the effectiveness of our internal control over financial reporting and our audited financial statements as of the end of each fiscal year. We successfully completed our assessment of our internal control over financial reporting as of December 31, 2009. Our continued compliance with Section 404 will require that we incur substantial expense and expend significant management time on compliance related issues. We currently do not have an internal audit group and we will evaluate the need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. In future years, if we fail to timely complete this assessment, there may be a loss of public confidence in our internal control, the market price of our stock could decline and we could be subject to regulatory sanctions or investigations by the Nasdaq Stock Market’s National Market, the Securities and Exchange Commission or other regulatory authorities, which would require additional financial and management resources. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to timely meet our regulatory reporting obligations.

Changes in, or Interpretations of, Accounting Principles Could Result in Unfavorable Accounting Charges.

We prepare our consolidated financial statements in conformity with U.S. generally accepted accounting principles. These principles are subject to interpretation by the SEC and various bodies formed to interpret and create appropriate accounting principles. A change in these principles could have a significant effect on our reported results and may even retroactively affect previously reported results. Our accounting principles that recently have been or may be affected by changes in accounting principles are: (i) accounting for stock-based compensation; (ii) accounting for income taxes; (iii) accounting for business combinations and goodwill; and (iv) accounting for foreign currency translation.

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

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. We currently have research coverage by securities and industry analysts. If one or more of the analysts who covers us downgrades our stock, our stock price would likely decline. If one or more of these analysts ceases coverage of our company or fails to regularly publish reports on us, interest in the purchase of our stock could decrease, which could cause our stock price or trading volume to decline.

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

We lease approximately 26,150 square feet of office space in Bridgewater, New Jersey, which lease expires in 2012. In addition to our principal office space in Bridgewater, New Jersey, we lease facilities and offices in Bethlehem, Pennsylvania, Fairpoint, New York, Bellevue, Washington and Bangalore, India. Our lease for our 61,000 square foot facility in Bethlehem, Pennsylvania expires in 2019 and our lease for our 47,462 square foot facility in Bangalore, Indiana expires in 2014. Lease terms for our other locations expire in 2011 and 2012. We believe that the facilities we now lease, including our new Bethlehem facility, are sufficient to meet our needs through at least the next 12 months. However, we may require additional office space after that time, and we are currently evaluating expansion possibilities.

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

ITEM 4.	[RESERVED]

PART II

ITEM 5.	Market Information

Our common stock is traded over-the-counter and is listed on the NASDAQ National Market under the symbol “SNCR.” We began trading on the NASDAQ National Market on June 19, 2006. The following table sets forth, for each period during the past two years, the high and low sale prices as reported by NASDAQ.

2009	High	Low

First Quarter	$13.45	$7.92
Second Quarter	$14.45	$10.65
Third Quarter	$13.91	$10.02
Fourth Quarter	$16.07	$11.30

2008	High	Low

First Quarter	$37.75	$15.15
Second Quarter	$23.54	$8.93
Third Quarter	$13.98	$8.18
Fourth Quarter	$10.95	$5.52

As of February 16, 2010, there were approximately 90 holders of record of our common stock. On February 16, 2010, the last reported sale price of our common stock as reported on the NASDAQ National Market was $16.85 per share.

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

Use of Proceeds From Public Offering of Common Stock

On June 14, 2006, our Registration Statement on Form S-1 (File No. 333-132080) relating to the IPO was declared effective by the SEC. The managing underwriters of our IPO were Goldman, Sachs & Co., Deutsche Bank Securities Inc. and Thomas Weisel Partners LLC. On June 20, 2006, we closed the sale of 6,532,107 shares of common stock in our IPO for net proceeds to us of $45.7 million. In July 2006, we sold an additional 959,908 shares of common stock upon the exercise of an over-allotment option granted to the underwriters for net proceeds to us of $7.1 million. No offering expenses were paid directly or indirectly to any of our directors or officers or persons owning ten percent or more of any class of our equity securities or to any other affiliates. We have invested our net proceeds of the offering in money market funds pending their use to fund our operations and expansion. Part of our current growth strategy is to further penetrate the North American markets and expand our customer base internationally. We anticipate that a portion of the proceeds of the offering will enable us to finance this expansion. In addition, we could use a portion of the proceeds of our IPO to make strategic investments in, or pursue acquisitions of, other businesses, products or technologies.

Equity Compensation Plan Information

The following table provides information as of December 31, 2009 with respect to the shares of our common stock that may be issuable under our existing equity compensation plans.

The following information is as of December 31, 2009:

	(a)	(b)	(c)
Number of Securities
Remaining Available
	Number of Securities		for Future Issuance
	to be Issued Upon	Weighted-Average	Under Equity
	Exercise of	Exercise Price of	Compensation Plans
	Outstanding Options	Outstanding	(Excluding Securities
Plan Category	and Rights	Options and Rights	Reflected in Column (a))

Equity compensation plans approved by security holders	4,622,619	$13.44	309,971
Equity compensation plans not approved by security holders	—	—	—

Totals	4,622,619	$13.44	309,971

Stock Performance Graph

The graph set forth below compares the cumulative total stockholder return on our common stock between June 19, 2006 (the date our common stock began trading on NASDAQ) and December 31, 2009, with the cumulative total return of (i) the Nasdaq Computer Index and (ii) the Nasdaq Composite Index, over the same period. This graph assumes the investment of $100 on June 19, 2006 in our common stock, the Nasdaq Computer Index and the Nasdaq Composite Index, and assumes the reinvestment of dividends, if any. The graph assumes the initial value of our common stock on June 19, 2006 was the closing sales price of $8.50 per share.

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

Company/Index	6/19/06	12/29/06	12/31/07	12/31/08	12/31/2009
Synchronoss Technologies, Inc.	100	161	417	125	144
Nasdaq Composite Index	100	114	126	75	72
Nasdaq Computer Index	100	118	144	77	80

ITEM 6.	SELECTED FINANCIAL DATA

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

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands, except per share data)

Statements of Operations Data:
Net revenues	$128,805	$110,982	$123,538	$72,406	$54,218
Costs and expenses:
Cost of services ($0, $0, $0, $3,714 and $8,089 were purchased from related parties during 2009, 2008, 2007, 2006 and 2005, respectively)*	64,455	53,528	55,305	35,643	30,205
Research and development	13,153	11,049	10,629	7,726	5,689
Selling, general and administrative	23,650	21,718	18,531	10,474	7,544
Depreciation and amortization	8,499	6,656	5,237	3,267	2,305

Total costs and expenses	109,757	92,951	89,702	57,110	45,743

Income from operations	19,048	18,031	33,836	15,296	8,475
Interest and other income	526	2,369	3,974	2,256	258
Interest expense	(741)	(96)	(66)	(100)	(133)

Income before income tax expense	18,833	20,304	37,744	17,452	8,600
Income tax (expense) benefit	(6,536)	(8,424)	(13,988)	(7,310)	3,829

Net income	12,297	11,880	23,756	10,142	12,429
Preferred stock accretion	—	—	—	—	(34)

Net income attributable to common stockholders	$12,297	$11,880	$23,756	$10,142	$12,395

Net income attributable to common stockholders per common share:
Basic	$0.40	$0.38	$0.74	$0.37	$0.57

Diluted	$0.39	$0.37	$0.71	$0.35	$0.50

Weighted-average common shares outstanding:
Basic	30,813	31,619	32,215	27,248	21,916

Diluted	31,145	32,187	33,375	29,196	24,921

*	Cost of services excludes depreciation and amortization which is shown separately.

	As of December 31,
	2009	2008	2007	2006	2005
	(In thousands)

Balance Sheet Data:
Cash, cash equivalents and marketable securities	$97,684	$78,763	$95,857	$78,952	$16,002
Working capital	108,336	91,248	113,004	86,915	21,774
Total assets	172,559	145,319	139,018	104,925	40,208
Total stockholders’ equity (deficiency)	$146,464	$124,338	$126,791	$95,273	$(4,864)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The following discussion should be read in conjunction with the Consolidated Financial Statements and the related notes that appear elsewhere in this document.

Overview

We are a leading provider of on-demand transaction management platforms that enable communications service providers (CSPs), cable operators/ multi-services operators (MSOs), original equipment manufacturers (OEMs) with embedded connectivity (e.g. smartphones, laptops, netbooks and mobile Internet devices, among others), e-Tailers/retailers and other customers to accelerate and monetize their go-to-market strategies for connected-devices. This includes automating subscriber activation, order management and service provisioning from any channel (e.g., e-commerce, telesales, customer stores, indirect and other retail outlets, etc.) to any communication service (e.g., wireless(2G, 3G, 4G), high speed access, local access, IPTV, cable, satellite TV, etc.) across any connected device type. Our ConvergenceNow®, ConvergenceNow® Plus+ and InterconnectNowtm platforms provide end-to-end seamless integration between customer-facing channels/applications, communication services, or devices and “back-office” infrastructure-related systems and processes. Our customers rely on our cloud-based solutions and technology to automate the process of activating customers while delivering additional communication services, including new service offerings and ongoing customer care. Our platforms are designed to be flexible and scalable to enable multiple converged communication services to be managed across multiple distribution channels, including e-commerce, telesales, customer stores, indirect, and other retail outlets, etc., allowing us to meet the rapidly changing and converging services and connected devices offered by our customers. We enable our customers to acquire, retain and service subscribers quickly, reliably and cost-effectively by simplifying the processes associated with managing the customer experience for ordering and activating connected devices and services through the use of our platforms.

Our industry-leading customers include tier 1 service providers such as AT&T Inc., Verizon Wireless and Vodafone, tier 1 cable operators /MSOs like Cablevision, Charter Communications, Comcast, and Time Warner Cable and large OEMs/e-Tailers such as Apple, Dell and Nokia. These customers utilize our platforms, technology and services to service both consumer and business customers, including over 300 of the Fortune 500 companies.

Revenues

We generate a substantial portion of our revenues on a per-transaction basis, most of which is derived from contracts that extend up to 60 months from execution. For the years ended December 31, 2009 and 2008, we derived approximately 83% of our revenues from transactions processed. In 2009, similar to previous years, most of the remainder of our revenues were generated by professional services.

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

We currently derive a significant portion of our revenues from one customer, AT&T. For the year ended December 31, 2009, AT&T accounted for approximately 65% of our revenues, compared to 67% for the year ended December 31, 2008. Our five largest customers, AT&T, Vonage, Level 3 Communications, Time Warner Cable and Comcast, accounted for approximately 84% of our revenues for the year ended December 31, 2009, compared to 89% of our revenues for the year ended year ended December 31, 2008. See “Risk Factors” for certain matters bearing risks on our future results of operations.

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

Research and development costs are expensed as incurred unless they meet GAAP criteria for deferral and amortization. Software development costs incurred prior to the establishment of technological feasibility do not meet these criteria, and are expensed as incurred. Research and development expense consists primarily of costs related to personnel, including salaries and other personnel-related expenses, consulting fees and the cost of facilities, computer and support services used in service technology development. We also expense costs relating to developing modifications and minor enhancements of our existing technology and services.

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

Depreciation and amortization relates to our property and equipment and includes our network infrastructure and facilities. Amortization relates to the customer lists and technology acquired from Wisor Telecom Corporation (“Wisor”) in 2008.

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

To support the growth driven by the favorable industry trends mentioned above, we continue to look for opportunities to improve our operating efficiencies, such as the utilization of offshore technical and non-technical resources for our exception handling center management. We believe that these opportunities will continue to provide future benefits and position us to support revenue growth. In addition, we anticipate further automation of the transactions generated by our more mature customers and additional transaction types. Our cost of services can fluctuate from period to period based upon the level of automation and the on-boarding of new transaction types.

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

Revenue Recognition and Deferred Revenue

We provide services principally on a transactional basis or, at times, on a fixed fee basis and recognize the revenues as the services are performed or delivered as discussed below:

Transactional Service Arrangements:  Transaction revenues consist of revenues derived from the processing of transactions through our service platforms and represented approximately 83%, 83%, and 85% of our revenues for the years ended December 31, 2009, 2008 and 2007, respectively. Transaction service arrangements include services such as equipment orders, new account set-up and activation, number port requests, credit checks and inventory management.

Transaction revenues are principally based on a set price per transaction and are recognized based on the number of transactions processed during each reporting period. Revenues are recorded based on the total number of transactions processed at the applicable price established in the relevant contract. The total amount of revenues recognized is based primarily on the volume of transactions. In many cases as the automation rates increase, transaction costs for our customer decreases.

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

Professional Service Arrangements:  Professional service revenues represented approximately 15%, 16%, and 14% of our revenues for the years ended December 31, 2009, 2008 and 2007, respectively. Professional services, when sold with transactional service arrangements, are accounted for separately when these services have value to the customer on a standalone basis and there is objective and reliable evidence of the fair value of the professional services. When accounted for separately, professional service revenues are recognized on a monthly basis, as services are performed and all other elements of revenue recognition have been satisfied.

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

If a professional service arrangement were not to qualify for separate accounting, we would recognize the professional service revenues ratably over the remaining term of the transaction contract. There were no such arrangements for the years ended December 31, 2009, 2008 and 2007.

Subscription Service Arrangements:  Subscription service arrangements represented approximately 1% of our revenues for the years ended December 31, 2009, 2008 and 2007, respectively, and relate principally to our ActivationNow® platform service which the customer accesses through a graphical user interface. We record revenues on a straight-line basis over the life of the contract for our subscription service contracts.

Deferred Revenue:  Deferred revenues primarily represent billings to customers for services in advance of the performance of services, with revenues recognized as the services are rendered, and also includes the fair value of deferred revenues recorded as a result of the Wisor acquisition.

Service Level Standards

Pursuant to certain contracts, we are subject to service level standards and to corresponding penalties for failure to meet those standards. All performance-related penalties are reflected as a corresponding reduction of our revenues. These penalties, if applicable, are recorded in the month incurred and were not significant for the years ended December 31, 2009, 2008 and 2007.

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

Income Taxes

We account for the effects of income taxes that result from our activities during the current and preceding years. Under this method, deferred income tax liabilities and assets based on the difference between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse or be utilized. The realization of deferred tax assets is contingent upon the generation of future taxable income. A valuation allowance is recorded if it is “more likely than not” that a portion or all of a deferred tax asset will not be realized.

As of December 31, 2009, and 2008 we had total unrecognized tax benefit reserves of $994 and $893 which includes $119 and $68 for interest related to uncertain positions, respectively. Components of the reserve are classified as either current or long-term in the consolidated balance sheet based on when we expect each of the items to be settled. Accordingly, we recorded a long-term liability for unrecognized tax benefits of $875 on the balance sheet at December 31, 2009 that would reduce the effective tax rate if recognized. We record interest and penalties accrued in relation to uncertain income tax positions below the operating income line as a component of interest expense. Tax returns for years 2001 and thereafter are subject to future examination by tax authorities.

In 2009, the net increase in the reserve for unrecognized tax benefits was $50 and the net increase for interest expense was $51. We expect that the amount of unrecognized tax benefits will change during fiscal year 2010; however, we do not expect the change to have a significant impact on our results of operations or financial position.

While we believe we have identified all reasonably identifiable exposures and that the reserve we have established for identifiable exposures is appropriate under the circumstances, it is possible that additional exposures exist and that exposures may be settled at amounts different than the amounts reserved. It is also possible that changes in facts and circumstances could cause us to either materially increase or reduce the carrying amount of our tax reserve.

Stock-Based Compensation

As of December 31, 2009, we maintain two stock-based compensation plans. Compensation cost is recognized for all share-based payments granted and is based on the grant-date fair value estimated using the weighted-average assumption of the Black-Scholes option pricing models. The equity instrument is not considered to be issued until the instrument vests. As a result, compensation cost is recognized over the requisite service period with an offsetting credit to additional paid-in capital. Compensation expense also includes the amortization on a straight-line basis over the remaining vesting period of the intrinsic values of the stock options granted prior to 2006. We classify benefits of tax deductions in excess of the compensation cost recognized (excess tax benefits) as a financing cash inflow with a corresponding operating cash outflow. We included $147, $1.4 million and $3.0 million of excess tax benefits as a financing cash inflow for the years ended December 31, 2009, 2008 and 2007, respectively.

We utilize the Black-Scholes option pricing model for determining the estimated fair value for stock-based awards. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Expected volatility was calculated based on a blended weighted-average of historical information of similar public entities for which historical information was available. We will continue to use this approach using other similar public entity volatility information until our historical volatility is relevant to measure expected volatility for future option grants. The average expected life was determined using the mid-point between the vesting date and the end of the contractual term. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant. We have never declared or paid cash dividends on our common or preferred equity and do not anticipate paying any cash dividends in the foreseeable future. Forfeitures are estimated based on voluntary termination behavior, as well as a historical analysis of actual option forfeitures.

The weighted-average assumptions used in the Black-Scholes option pricing model are as follows:

	For the Year Ended December 31,
	2009	2008	2007

Expected stock price volatility	62%	64%	59%
Risk-free interest rate	2.81%	3.81%	4.63%
Expected life of options (in years)	4.9	5.2	5.9
Expected dividend yield	0%	0%	0%

The weighted-average fair value (as of the date of grant) of the options granted was $6.67, $8.42 and $12.52 per share for the year ended December 31, 2009, 2008 and 2007, respectively. The total stock-based compensation cost related to non-vested equity awards not yet recognized as an expense as of December 31, 2009 was approximately $15.5 million.

During October 2009, the Compensation Committee of our Board of Directors approved amendments to stock options held by certain employees to permit transferability of such options to family members. As a result of the amendments, options to purchase an aggregate of 401,962 shares of our common stock no longer qualify as “incentive stock options” under Section 422 of the Internal Revenue Code of 1986, as amended. Accordingly, we treated the amended stock options as if they were non-qualified stock options since inception, which resulted in a deferred tax asset of approximately $1.7 million. Also, there was no incremental compensation cost associated with each amended stock option resulting from the measurement of the excess of the fair value of the stock option immediately following its amendment over the fair value of the stock option immediately prior to its amendment based on the share price and other pertinent factors at that date.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of assets acquired, including other definite-lived intangible assets. Goodwill is not amortized, but reviewed annually for impairment or upon the occurrence of events or changes in circumstances that would more likely than not reduce the fair value of the reporting unit below its carrying amount. We performed our annual impairment test noting no impairment, and we do not believe we are at risk for impairment.

Results of Operations

Year ended December 31, 2009, compared to the Year ended December 31, 2008

The following table presents an overview of our results of operations for the years ended December 31, 2009 and 2008.

	Year Ended December 31,
	2009		2008
		% of		% of	2009 vs 2008
	$	Revenue	$	Revenue	$ Change	% Change
			(In thousands)

Net revenue	$128,805	100.0%	$110,982	100.0%	$17,823	16.1%

Cost of services*	64,455	50.0%	53,528	48.2%	10,927	20.4%
Research and development	13,153	10.2%	11,049	10.0%	2,104	19.0%
Selling, general and administrative	23,650	18.4%	21,718	19.6%	1,932	8.9%
Depreciation and amortization	8,499	6.6%	6,656	6.0%	1,843	27.7%

	109,757	85.2%	92,951	83.8%	16,806	18.1%

Income from operations	$19,048	14.8%	$18,031	16.2%	$1,017	5.6%

*	Cost of services excludes depreciation which is shown separately.

Net Revenue.  Net revenues increased by $17.8 million to $128.8 million in 2009, compared to 2008. This increase was primarily due to increased revenues from existing customers. Net revenues related to AT&T increased by $9.0 million to $83.7 million for 2009, compared to 2008. AT&T represented 64.9% and 67.3% of our revenues for 2009 and 2008, respectively. Net revenues outside of our AT&T relationship increased by $8.8 million in 2009 compared to 2008. Net revenues outside of AT&T represented 35.1% and 32.7% of our revenues in 2009 and 2008, respectively. Transaction revenues recognized for the year ended December 31, 2009 and 2008 represented 82.6% or $106.4 million and 83.5% or $92.6 million of net revenues, respectively. Professional service revenues as a percentage of sales were 15.2% or $19.6 million in 2009, compared to 15.6% or $17.3 million in 2008.

Expense

Cost of Services.  Cost of services increased $10.9 million to $64.5 million in 2009, compared to 2008, due primarily to an increase of $4.9 million in personnel and related costs and an increase of $0.6 million in stock-based compensation. The increase in personnel and related costs was due primarily to an increase in headcount. In addition, there was an increase of $1.8 million in telecommunication and facility costs related to the expansion in infrastructure to accommodate the growth of our customers and the transition to our new facilities in Bethlehem, PA and Bangalore, India. Also, there was an increase of $3.0 million for outside consultants related to programs for our customers. Cost of services as a percentage of net revenues increased to 50.0% for 2009, as compared to 48.2% for 2008.

Research and Development.  Research and development expense increased approximately $2.1 million to $13.2 million in 2009, compared to 2008, due primarily to an increase of $2.9 million in personnel and related costs. The increase in personnel and related costs was due primarily the development of new technology such as the ConvergenceNow® Plus+ platform and other functionality in existing platforms and the support of new customers. The growth of personnel was distributed between our United States and India development centers. Also, an increase of $0.4 million in additional telecommunication, and facility costs related to our new data facilities contributed to the increase offset by a decrease of $1.0 million in outside consulting costs, due to the utilization of employees. Research and development expense as a percentage of net revenues increased to 10.2% for 2009, compared to 10.0% in 2008.

Selling, General and Administrative.  Selling, general and administrative expenses increased $1.9 million to $23.7 million in 2009, compared to 2008, due primarily to an increase of $0.9 million in personnel and related costs and an increase in stock-based compensation expense of $0.5 million offset by a decrease of $0.3 million in consulting service costs. The increase in personnel and related costs was primarily due to an increase in headcount offset by reduced use of outside consultants. Bad debt expense increased $0.6 million primarily due to an increase in our current year account receivable balances and a specific reserve for one of our customers which has experienced deterioration in its financial condition. Also, legal and accounting professional services increased approximately $0.3 million primarily due to additional tax planning services and the defense of our securities litigation. Selling, general and administrative expense as a percentage of net revenues decreased to 18.4% for 2009, as compared to 19.6% for 2008.

Depreciation and amortization.  Depreciation and amortization expense increased $1.8 million to $8.5 million in 2009, compared to 2008, due to growth in the invested value of our infrastructure and the amortization of intangible assets acquired from Wisor. As a result of the amount of fixed assets acquired in 2009 and 2008, depreciation and amortization expense as a percentage of net revenues increased to 6.6% for 2009, as compared to 6.0% for 2008.

Income from Operations.  Income from operations increased $1.0 million to $19.0 million in 2009, compared to 2008. Income from operations decreased as a percentage of revenues to 14.8% in 2009, compared to 16.2% in 2008. This decrease was primarily due to increased costs related to exception handling of some of our newer transactions for both existing and new customers, the completion and transition to our new Bethlehem, PA and Bangalore, India facilities and the continued new investments we are making in research and development.

Interest and other income.  Interest and other income decreased $1.8 million to $526 in 2009, compared to 2008. Interest and other income decreased primarily due to lower effective interest rates on our investments.

Interest Expense.  Interest expense increased $645 to $741 in 2009, compared to 2008. Interest expense increased primarily due to the lease financing obligation related to our Pennsylvania facility that began in April 2009 offset by lower expense related to the Wisor obligations that were ended in 2008. During 2009 we recognized approximately $674 of interest expense related to the facility lease.

Income Tax.  Our effective tax rate was approximately 34.7% and 41.5% during 2009 and 2008, respectively. Our effective rate was lower in 2009 primarily due to the tax benefit received from the amendment and disqualification of certain incentive stock options and an increase in our services being performed in foreign countries. During 2009 and 2008, we recognized approximately $6.5 million and $8.4 million in related tax expense, respectively.

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

Net Revenue.  Net revenues decreased by $12.6 million to $111.0 million in 2008, compared to 2007. This decline was due primarily to decreased revenues associated with the activation of iPhones on AT&T’s network. Net revenues related to AT&T decreased by $19.8 million to $74.7 million for 2008, compared to 2007. AT&T represented 67.3% and 76.5% of our revenues for 2008 and 2007, respectively. Net revenues outside of our AT&T relationship increased by $7.2 million in 2008 compared to 2007. Net revenues outside of AT&T represented 32.7% and 23.5% of our revenues in 2008 and 2007, respectively. Transaction revenues recognized for the year ended December 31, 2008 represented 83.5% or $92.6 million and 84.6% or $104.6 million of net revenues, respectively. Professional service revenues as a percentage of sales were 15.6% or $17.3 million in 2008, compared to 14.6% or $18.0 million in 2007.

Expense

Cost of Services.  Cost of services decreased $1.8 million to $53.5 million in 2008, compared to 2007. Personnel and related costs and third party consulting service costs for management of exception handling decreased $3.8 million. This decrease in cost of services corresponds to the decrease in revenue for the period due primarily to the declining volume associated with activation of iPhones on AT&T’s network. This decrease was partially offset by an increase in repairs and maintenance of $0.5 million and an increase in stock-based compensation expense of $0.9 million, compared to 2007. Cost of services as a percentage of net revenues increased 48.2% for 2008, as compared to 44.8% for 2007, due principally to fewer automated transactions as compared to the prior year.

Research and Development.  Research and development expense increased approximately $0.4 million to $11.0 million for 2008, compared to 2007, due primarily to an increase in stock-based compensation of $0.5 million. Research and development expense as a percentage of net revenues increased to 10.0% for 2008, compared to 8.6% in 2007. The percentage increase was due to expenses in 2008 being fairly consistent with 2007 but revenues decreased in 2008.

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

Depreciation and amortization.  Depreciation and amortization expense increased $1.4 million to $6.7 million for 2008, compared to 2007, due to growth in the invested value of our infrastructure in 2007 and the amortization of intangible assets acquired from Wisor. As a result of the amount of fixed assets purchased in 2007, depreciation and amortization expense as a percentage of net revenues increased to 6.0% for 2008, as compared to 4.2% for 2007.

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

Income Tax.  Our effective tax rate was approximately 41.5% and approximately 37.1% during 2008 and 2007, respectively. Our effective rate was lower last year due to the recognition of a net cumulative R&D tax credit of approximately $1.2 million during 2007. Exclusive of this item, the effective tax rate for 2007 would have been 40.2%. During 2008 and 2007, we recognized approximately $8.4 million and $14.0 million in related tax expense, respectively.

Unaudited Quarterly Results of Operations

	Quarter Ended
	March 31	June 30	September 30	December 31

2009
Net revenues	$29,553	$30,554	$33,097	$35,601
Gross profit(2)	14,354	15,364	16,307	18,325
Net income(3)	2,105	2,557	3,129	4,506
Basic net income per common share(1)	0.07	0.08	0.10	0.15
Diluted net income per common share(1)	0.07	0.08	0.10	0.14

	Quarter Ended
	March 31	June 30	September 30	December 31

2008
Net revenues	$29,110	$24,315	$26,335	$31,222
Gross profit(2)	15,703	12,450	12,788	16,513
Net income	4,306	2,555	2,339	2,680
Basic net income per common share(1)	0.13	0.08	0.08	0.09
Diluted net income per common share(1)	0.13	0.08	0.07	0.09

(1)	Per common share amounts for the quarters and full year have been calculated separately. Accordingly, quarterly amounts do not add to the annual amount because of differences in the weighted-average common shares outstanding during each period principally due to the effect of the Company’s issuing shares of its common stock and options during the year.

(2)	Gross profit is defined as net revenues less cost of services and excludes depreciation and amortization expense.

(3)	Net income for the quarter ended December 31, 2009 included a tax benefit resulting from the amendment of 401,962 shares of the Company’s incentive stock options.

Liquidity and Capital Resources

Our principal source of liquidity has been cash provided by operations. Our cash, cash equivalents and marketable securities balance was $97.7 million at December 31, 2009, an increase of $18.9 million as compared to the end of 2008. This increase was due to cash provided by operations offset by acquisitions of fixed assets associated with our new facilities. We anticipate that our principal uses of cash in the future will be to fund the expansion of our business through both organic growth as well as possible acquisition activities and to expand our customer base internationally. Uses of cash will also include facility expansion, capital expenditures and working capital.

In May 2008, we initiated a stock repurchase program that, as of December 31, 2008, repurchased 2 million shares for an aggregate purchase price of approximately $23.7 million. The purchases were funded from available working capital. There were no shares repurchased for year ended December 31, 2009.

In May 2008, we entered into an agreement to lease space for our Pennsylvania offices and data center in a newly constructed facility. The lease has a term of 10 years and 5 months with an option to extend the term of the lease for two consecutive five year periods. In August 2008, we amended the lease whereby we agreed to reimburse the landlord for certain leasehold improvements we had requested. The construction phase of the building was complete as of June 30, 2009. Since the tenant improvements, under the lease amendment, are considered structural in nature and we are responsible for reimbursement to the landlord for the cost of these improvements we are considered to be the owner of the construction project for accounting purposes. We recorded assets on our balance sheet for all of the costs paid by the lessor to construct the Pennsylvania facility through December 31, 2009, along with corresponding financing liabilities for amounts equal to these lessor-paid construction costs through December 31, 2009. Post construction-period accounting requires determination of a portion of the monthly lease payments to be construed as interest, depreciation, and principal payments. At December 31, 2009, we had recorded $8.8 million of construction costs funded by the landlord, with an offsetting amount recorded as financing liabilities. The lease did not qualify for a sale lease back treatment and therefore the lease was treated as a financing lease. For the year ended December 31, 2009, we recorded $0.7 million and $0.2 million of interest expense and depreciation expense, respectively, related to the lease agreement.

Discussion of Cash Flows

Year ended December 31, 2009, compared to the Year ended December 31, 2008

Cash flows from operations.  Net cash provided by operating activities for the year ended December 31, 2009 was $29.7 million, compared to $26.4 million for the year ended December 31, 2008. The increase of $3.3 million is primarily due to an increase to net income, accounts payable and accrued expenses and deferred revenue balance partially offset by an increase to accounts receivable and prepaid expenses and other current assets. The accounts payable and accrued expenses accounts grew partially due to increased expenses necessary to support higher revenues as well as the up-front costs associated with the design, business process flow and planning related to the on-boarding of new business channels within our existing customers. Deferred revenue increased primarily due to increased set-up fees associated with new customer contracts.

Cash flows from investing.  Net cash used in investing activities in 2009 was $13.3 million, compared to net cash used of $25.4 million in 2008. The decrease was primarily due to the acquisition of Wisor in 2008 offset by a net increase in leasehold improvements and fixed asset acquisitions in 2009 primarily associated with the move to our new facilities in Pennsylvania and Bangalore, India

Cash flows from financing.  Net cash provided by financing activities for the year ended December 31, 2009 was $1.3 million compared to cash used by financing activities of $21.5 million for the year ended December 31, 2008. In May 2008, we initiated a stock repurchase program and during the year ended December 31, 2008, repurchased 2 million shares for an aggregate purchase price of approximately $23.7 million. There were no shares repurchased during the year ended December 31, 2009. The remaining difference was due to increased net proceeds from the issuance of common stock of $0.7 million through the exercise of stock options, increased tax benefits received from the exercise of stock options and the amendment of certain incentive stock options of $1.2 million offset by increased payments of the long term lease obligations associated with the Pennsylvania facility of approximately $0.3 million.

We believe that our existing cash and cash equivalents and cash generated from our operations will be sufficient to fund our operations for the next twelve months.

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

Effect of Inflation

Although inflation generally affects us by increasing our cost of labor and equipment, we do not believe that inflation has had any material effect on our results of operations during 2009, 2008 and 2007.

Contractual Obligations

Our commitments consist of obligations under leases for office space, automobiles, computer equipment and furniture and fixtures. The following table summarizes our long-term contractual obligations as of December 31, 2009 (in thousands).

	Payments Due by Period
		Less Than			More Than
	Total	1 Year	1 — 3 Years	4 — 5 Years	5 Years

Long-term lease obligations(1)	$12,516	$1,313	$2,694	$2,788	$5,721
Operating lease obligations	5,040	1,549	2,471	1,020	—
Other long-term liabilities(2)	994	—	994	—	—

Total	$18,550	$2,862	$6,159	$3,808	$5,721

(1)	Amount represents obligation associated with the Pennsylvania facility lease.

(2)	Amount represents unrecognized tax positions recorded in our balance sheet. Although the timing of the settlement is uncertain, we believe this amount will be settled within 3 years.

Impact of Recently Issued Accounting Standards

In October 2009, the FASB issued Accounting Standard Update (“ASU”) No. 2009-13 “Multiple Deliverable Revenue Arrangements — a consensus of the FASB Emerging Issues Task Force.” This standard provides principles for allocation of consideration among its multiple-elements, allowing more flexibility in identifying and accounting for separate deliverables under an arrangement. ASU No. 2009-13 introduces an estimated selling price method for valuing the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available, and significantly expands related disclosure requirements. This standard is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Alternatively, adoption may be on a retrospective basis, and early application is permitted. We do not expect the adoption of this statement to have a material effect on our consolidated financial statements or disclosures.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of December 31, 2009 and December 31, 2008.

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

The primary objective of our investment activities is to preserve our capital for the purpose of funding operations, while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and short- and long-term investments in a variety of securities, which could include commercial paper, money market funds and corporate debt securities. Our cash, cash equivalents and marketable securities at December 31, 2009 and 2008 were invested in liquid money market accounts and certificates of deposit. All market-risk sensitive instruments were entered into for non-trading purposes.

The year 2009 began amidst the backdrop of unprecedented significant economic disruptions in the financial markets and challenging economic conditions that have adversely affected the United States and world economies. Investors in many industry sectors have experienced substantial decreases in asset valuations and uncertain market liquidity. Furthermore, credit rating authorities have, in many cases, been slow to respond to the rapid changes in the underlying value of certain securities and pervasive market illiquidity, regarding these securities. There can be no assurances that the issues surrounding the financial markets will not worsen or potentially impact the determination of the fair value of financial instruments or possibly require impairments in the future should the value of certain investments suffer a decline in value which is determined to be other than temporary. We currently do not believe any change in the market value of our money market funds or other investments to be material or warrant a change in valuation.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Synchronoss Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Synchronoss Technologies, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in Item 15(a)(2). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Synchronoss Technologies, Inc. and Subsidiaries at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Synchronoss Technologies, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2010 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

MetroPark, New Jersey
March 9, 2010

SYNCHRONOSS TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2009	2008
	(In thousands, except per share data)

ASSETS
Current assets:
Cash and cash equivalents	$89,924	$72,203
Marketable securities	2,558	2,277
Accounts receivable, net of allowance for doubtful accounts of $830 and $193 at December 31, 2009 and 2008, respectively	25,939	25,296
Prepaid expenses and other assets	4,069	3,337
Deferred tax assets	1,462	1,065

Total current assets	123,952	104,178
Marketable securities	5,202	4,283
Property and equipment, net	23,735	17,280
Goodwill	6,911	6,862
Intangible assets, net	2,727	3,580
Deferred tax assets	8,992	8,505
Other assets	1,040	631

Total assets	$172,559	$145,319

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,171	$2,838
Accrued expenses	7,350	8,640
Deferred revenues	3,095	1,452

Total current liabilities	15,616	12,930
Lease financing obligation — long-term	9,150	6,685
Other liabilities	1,329	1,366
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000 shares authorized, 0 shares issued and Outstanding at December 31, 2009 and 2008, respectively	—	—
Common stock, $0.0001 par value; 100,000 shares authorized, 33,104 and 32,878 shares issued; 31,104 and 30,878 outstanding at December 31, 2009 and 2008, respectively	3	3
Treasury stock, at cost (2,000 shares at December 31, 2009 and 2008)	(23,713)	(23,713)
Additional paid-in capital	117,797	107,895
Accumulated other comprehensive (loss) income	(7)	66
Retained earnings	52,384	40,087

Total stockholders’ equity	146,464	124,338

Total liabilities and stockholders’ equity	$172,559	$145,319

See accompanying consolidated notes.

SYNCHRONOSS TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2009	2008	2007
	(In thousands, except per share data)

Net revenues	$128,805	$110,982	$123,538
Costs and expenses:
Cost of services*	64,455	53,528	55,305
Research and development	13,153	11,049	10,629
Selling, general and administrative	23,650	21,718	18,531
Depreciation and amortization	8,499	6,656	5,237

Total costs and expenses	109,757	92,951	89,702

Income from operations	19,048	18,031	33,836
Interest and other income	526	2,369	3,974
Interest expense	(741)	(96)	(66)

Income before income tax expense	18,833	20,304	37,744
Income tax expense	(6,536)	(8,424)	(13,988)

Net income attributable to common stockholders	$12,297	$11,880	$23,756

Net income attributable to common stockholders per Common share:
Basic	$0.40	$0.38	$0.74

Diluted	$0.39	$0.37	$0.71

Weighted-average common shares outstanding:
Basic	30,813	31,619	32,215

Diluted	31,145	32,187	33,375

*	Cost of services excludes depreciation which is shown separately.

See accompanying consolidated notes.

SYNCHRONOSS TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Accumulated
					Additional	Other		Total
	Common Stock		Treasury Stock		Paid-In	Comprehensive	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Earnings	Equity

Balance at December 31, 2006	32,250	$3	(96)	$(19)	$90,844	$(6)	$4,451	$95,273
Stock-based compensation	—	—	—	—	2,608	—	—	2,608
Issuance of restricted stock	60	—	—	—	619	—	—	619
Issuance of common stock on exercise of options and warrant	416	—	—	—	1,565	—	—	1,565
Comprehensive income:
Net income	—	—	—	—	—	—	23,756	23,756
Unrealized gain on investments in marketable securities net of tax	—	—	—	—	—	10	—	10

Total comprehensive income	—	—	—	—	—	—	—	23,766
Tax benefit from stock option exercise	—	—	—	—	2,960	—	—	2,960

Balance at December 31, 2007	32,726	3	(96)	(19)	98,596	4	28,207	126,791

Stock based compensation	—	—	—	—	6,151		—	6,151
Issuance of restricted stock	87	—	—	—	980	—	—	980
Repurchase of treasury stock	—	—	(2,000)	(23,694)	—	—	—	(23,694)
Retirement of treasury stock	(96)	—	96			—	—	—
Issuance of common stock on exercise of options	161	—	—	—	784	—	—	784
Comprehensive income:
Net income	—	—	—	—	—	—	11,880	11,880
Foreign currency translation	—	—	—	—	—	30	—	30
Unrealized gain on investments in marketable securities, net of tax	—	—	—	—	—	32	—	32

Total comprehensive income	—	—	—	—	—	—	—	11,942
Tax benefit from stock option exercise	—	—	—	—	1,384	—	—	1,384

Balance at December 31, 2008	32,878	$3	(2,000)	$(23,713)	$107,895	$66	$40,087	$124,338

Stock based compensation	—	—	—	—	7,165	—	—	7,165
Issuance of restricted stock	4	—	—	—	1,091	—	—	1,091
Issuance of common stock on exercise of options	222	—	—	—	1,499	—	—	1,499
Comprehensive income:
Net income	—	—	—	—	—	—	12,297	12,297
Foreign currency translation	—	—	—	—	—	(91)	—	(91)
Unrealized gain on investments in marketable securities, net of tax	—	—	—	—	—	18	—	18

Total comprehensive income	—	—	—	—	—	—	—	12,224
Tax benefit from stock option exercise	—	—	—	—	147	—	—	147

Balance at December 31, 2009	33,104	$3	(2,000)	$(23,713)	$117,797	$(7)	$52,384	$146,464

See accompanying consolidated notes.

SYNCHRONOSS TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Operating activities:
Net income	$12,297	$11,880	$23,756
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	8,499	6,656	5,237
Loss on sale of fixed assets	18	—	—
Deferred income taxes	(884)	(715)	(790)
Non-cash interest on leased facility	674	—	—
Stock-based compensation	8,256	7,131	3,227
Changes in operating assets and liabilities:
Accounts receivable, net of allowance for doubtful accounts	(643)	3,784	(9,793)
Prepaid expenses and other current assets	(585)	116	(1,296)
Other assets	(409)	(29)	(104)
Accounts payable and accrued expenses	1,043	18	5,601
Tax benefit from stock option exercise	(147)	(1,384)	(2,960)
Other liabilities	(37)	(511)	678
Deferred revenues	1,643	(571)	(78)

Net cash provided by operating activities	29,725	26,375	23,478
Investing activities:
Purchases of fixed assets	(12,089)	(4,449)	(10,442)
Proceeds from the sale of fixed assets	30	—	—
Purchases of marketable securities available-for-sale	(4,103)	(6,368)	(3,645)
Maturities and sales of marketable securities available-for-sale	2,893	2,971	5,601
Business acquired, net of cash acquired	(49)	(17,556)	—

Net cash used in investing activities	(13,318)	(25,402)	(8,486)
Financing activities:
Proceeds from the exercise of stock options	1,499	784	1,565
Excess tax benefits from stock option exercises	147	1,384	2,960
Repurchase of common stock	—	(23,694)	—
Repayments of capital obligations	(332)	—	(666)

Net cash provided by (used in) financing activities	1,314	(21,526)	3,859

Net increase (decrease) in cash and cash equivalents	17,721	(20,553)	18,851
Cash and cash equivalents at beginning of year	72,203	92,756	73,905

Cash and cash equivalents at end of period	$89,924	$72,203	$92,756

Supplemental disclosures of cash flow information:
Cash paid for interest	$5	$58	$37

Cash paid for income taxes	7,271	7,823	13,439

Supplemental disclosure of non-cash investing and financing activities:
Non-cash increase in lease financing obligation and construction-in-progress	$2,123	$6,685	$—

See accompanying consolidated notes.

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

1.	Description of Business

Synchronoss Technologies, Inc. (the “Company” or “Synchronoss”) is a leading provider of on-demand transaction management platforms that enable communications service providers (CSPs), cable operators/ multi-services operators (MSOs), original equipment manufacturers (OEMs) with embedded connectivity (e.g. smartphones, laptops, netbooks and mobile Internet devices, among others), e-Tailers/retailers and other customers to accelerate and monetize their go-to-market strategies for connected-devices. This includes automating subscriber activation, order management and service provisioning from any channel (e.g., e-commerce, telesales, customer stores, indirect and other retail outlets, etc.) to any communication service (e.g., wireless(2G, 3G, 4G), high speed access, local access, IPTV, cable, satellite TV, etc.) across any connected device type. The Company’s ConvergenceNow®, ConvergenceNow® Plus+ and InterconnectNowtm platforms provide end-to-end seamless integration between customer-facing channels/applications, communication services, or devices and “back-office” infrastructure-related systems and processes. The Company’s customers rely on our cloud-based solutions and technology to automate the process of activating customers while delivering additional communication services, including new service offerings and ongoing customer care. Synchronoss has designed its platforms to be flexible and scalable to enable multiple converged communication services to be managed across multiple distribution channels, including e-commerce, telesales, customer stores, indirect, and other retail outlets, etc., allowing the Company to meet the rapidly changing and converging services and connected devices offered by its customers. The Company enables its customers to acquire, retain and service subscribers quickly, reliably and cost-effectively by simplifying the processes associated with managing the customer experience for ordering and activating connected devices and services through the use of its platforms.

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

Revenue Recognition and Deferred Revenue

The Company provides services principally on a transaction fee basis or, at times, on a fixed fee basis and recognizes the revenues as the services are performed or delivered as described below:

Transaction Service Arrangements:  Transaction revenues consist of revenues derived from the processing of transactions through the Company’s service platforms and represent approximately 83%, 83%, and 85% of net revenues during the years ended December 31, 2009, 2008 and 2007, respectively. Transaction service arrangements include services such as processing equipment orders, new account set-up and activation, number port requests, credit checks and inventory management.

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

Professional Service Arrangements:  Professional services represented approximately 15%, 16% and 14% of net revenues for the years ended December 31, 2009, 2008 and 2007, respectively. Professional services include process and workflow consulting services and development services. Professional services, when sold with transactional service arrangements, are accounted for separately when the professional services have value to the customer on a standalone basis and there is objective and reliable evidence of fair value of the professional services. When accounted for separately, professional service revenues are recognized on a monthly basis, as services are performed and all other elements of revenue recognition have been satisfied.

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

If a professional service arrangement were not to qualify for separate accounting, the Company would recognize the professional service revenues ratably over the remaining term of the transaction contract. For the years ended December 31, 2009, 2008 and 2007, all professional services have been accounted for separately.

Subscription Service Arrangements:  Subscription service arrangements which are generally based upon fixed fees represent approximately 1% of net revenues for the years ended December 31, 2009, 2008 and 2007 and relate principally to the Company’s enterprise portal management services. The Company records revenues on a straight-line basis over the life of the contract for its subscription service contracts.

Deferred Revenue:  Deferred revenues primarily represent billings to customers for services in advance of the performance of services, with revenues recognized as the services are rendered, and also includes the fair value of deferred revenues recorded as a result of the Wisor Telecom Corporation (“Wisor”) acquisition.

Service Level Standards

Pursuant to certain contracts, the Company is subject to service level standards and to corresponding penalties for failure to meet those standards. All performance-related penalties are reflected as a corresponding reduction of the Company’s revenues. These penalties, if applicable, are recorded in the month incurred and were insignificant for the years ended December 31, 2009, 2008 and 2007, respectively.

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

The Company’s top five customers accounted for 84%, 89% and 95% of net revenues for 2009, 2008 and 2007, respectively. The Company’s top five customers accounted for 71% and 83% of accounts receivable at December 31, 2009 and 2008, respectively. The Company is the primary provider of e-commerce transaction management solutions to the e-commerce channel of AT&T Inc. (“AT&T”), the Company’s largest customer, under an agreement which was recently renewed and runs through December of 2011. For the year ended December 31, 2009, AT&T accounted for approximately 65% of the Company’s revenues, compared to 67% for the year ended December 31, 2008. The loss of AT&T would have a material negative impact on the Company. The Company believes that if AT&T terminated its relationship with Synchronoss, AT&T would encounter substantial costs in replacing Synchronoss’ transaction management solution.

Fair Value of Financial Instruments

The Company includes disclosures of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. Due to their short-term nature, the carrying amounts reported in the financial statements approximate the fair value for cash and cash equivalents, accounts receivable and accounts payable.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less at the date of acquisition to be cash equivalents.

Marketable Securities

Marketable securities consist of fixed income investments with a maturity of greater than three months. These investments are classified as available-for-sale and are reported at fair value on the Company’s balance sheet. The Company classifies its securities with maturity dates of 12 months or more as long term. Unrealized holding gains and losses are reported within accumulated other comprehensive (loss) income as a separate component of stockholders’ equity. If a decline in the fair value of a marketable security below the Company’s cost basis is determined to be other than temporary, such marketable security is written down to its estimated fair value as a new cost basis and the amount of the write-down is included in earnings as an impairment charge. Other than temporary charges, no other than temporary impairment charges have been recorded in any of the periods presented herein.

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

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill

Goodwill represents the excess of the purchase price over the fair value of assets acquired, including other definite-lived intangible assets. Goodwill is not amortized, but reviewed annually for impairment or upon the occurrence of events or changes in circumstances that would more likely than not reduce the fair value of the reporting unit below its carrying amount. There were no impairment charges recognized during the years ended December 31, 2009, 2008 and 2007.

Impairment of Long-Lived Assets

A review of long-lived assets for impairment is performed when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. If an indication of impairment is present, the Company compares the estimated undiscounted future cash flows to be generated by the asset to the asset’s carrying amount. If the undiscounted future cash flows are less than the carrying amount of the asset, the Company records an impairment loss equal to the amount by which the asset’s carrying amount exceeds its fair value. The fair value is determined based on valuation techniques such as a comparison to fair values of similar assets or using a discounted cash flow analysis. There were no impairment charges recognized during the years ended December 31, 2009, 2008 and 2007.

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

Income Taxes

The Company accounts for the effects of income taxes that result from the Company’s activities during the current and preceding years. Under this method, deferred income tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse or be utilized. The realization of deferred tax assets is contingent upon the generation of future taxable income. A valuation allowance is recorded if it is “more likely than not” that a portion or all of a deferred tax asset will not be realized.

As of December 31, 2009, and 2008 the Company had total unrecognized tax benefits reserves of $994 and $893 which includes $119 and $68 for interest related to uncertain positions, respectively. Components of the reserve are classified as either current or long-term in the consolidated balance sheet based on when the Company expect each of the items to be settled. Accordingly, the Company recorded a long-term liability for unrecognized tax benefits of $875 on the balance sheet at December 31, 2009 that would reduce the effective tax rate if recognized. Synchronoss records interest and penalties accrued in relation to uncertain income tax positions below the operating income line as a component of interest expense. Tax returns for years 2001 and thereafter are subject to future examination by tax authorities.

In 2009, the net increase in the reserve for unrecognized tax benefits was $50 and the net increase for interest expense was $51. The Company expects that the amount of unrecognized tax benefits will change during fiscal year

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2009; however, the Company does not expect the change to have a significant impact on the Company’s results of operations or financial position.

While the Company believes it has identified all reasonably identifiable exposures and that the reserve the Company has established for identifiable exposures is appropriate under the circumstances, it is possible that additional exposures exist and that exposures may be settled at amounts different than the amounts reserved. It is also possible that changes in facts and circumstances could cause the Company to either materially increase or reduce the carrying amount of its tax reserve.

Foreign Currency

Assets and liabilities of consolidated foreign subsidiaries, whose functional currency is the local currency, are translated to U.S. dollars at year end exchange rates. Income statement items are translated to U.S. dollars at the average rates of exchange prevailing during the fiscal year. The adjustment resulting from translating the financial statements of such foreign subsidiaries to U.S. dollars is reflected as a cumulative translation adjustment and reported as a component of other comprehensive income.

Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains or losses, which are reflected within other income (expense) in the consolidated statement of income and were not significant for all years presented.

Comprehensive Income

Reporting on comprehensive income requires components of other comprehensive income, including unrealized gains or losses on available-for-sale securities, to be included as part of total comprehensive income. Comprehensive income is comprised of net income, translation adjustments and unrealized gains on available-for-sale securities. The components of comprehensive income are included in the statements of stockholders’ equity.

Basic and Diluted Net Income Attributable to Common Stockholders per Common Share

The Company calculates basic and diluted per share amounts based on net earnings for the periods presented. The Company uses the weighted average number of common shares outstanding during the period to calculate basic earnings per share. The weighted average number of common shares used in the Company’s calculation of diluted per share amounts includes the dilutive effects of stock options and restricted stock awards based on the treasury stock method..

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net income attributable to common stockholders per common share. Stock options that are anti-dilutive and excluded from the following table totaled 2,608, 508, and 509 for the years ended December 31, 2009, 2008 and 2007 respectively.

	Year Ended December 31,
	2009	2008	2007

Numerator:
Net income attributable to common stockholders	$12,297	$11,880	$23,756
Denominator:
Weighted average common shares outstanding — basic	30,813	31,619	32,215
Dilutive effect of:
Options, restricted shares and warrants	332	568	1,160

Weighted average common shares outstanding — diluted	31,145	32,187	33,375

Stock-Based Compensation

As of December 31, 2009, the Company maintains two stock-based compensation plans. Compensation cost is recognized for all share-based payments granted and is based on the grant-date fair value estimated using the weighted-average assumption of the Black-Scholes option pricing models. The equity instrument is not considered to be issued until the instrument vests. As a result, compensation cost is recognized over the requisite service period with an offsetting credit to additional paid-in capital. Compensation expense also includes the amortization on a straight-line basis over the remaining vesting period of the intrinsic values of the stock options granted prior to 2006.

The Company classifies benefits of tax deductions in excess of the compensation cost recognized (excess tax benefits) as a financing cash inflow with a corresponding operating cash outflow. The Company included $147, $1.4 million and $3.0 million of excess tax benefits as a financing cash inflow for the years ended December 31, 2009, 2008 and 2007, respectively.

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

Segment Information

The Company currently operates in one business segment providing critical technology services to providers of communication devices and associated subscriber services. The Company is not organized by market and is managed and operated as one business. A single management team reports to the chief operating decision maker who comprehensively manages the entire business. The Company does not operate any material separate lines of business or separate business entities with respect to its services. Accordingly, the Company does not accumulate

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

discrete financial information with respect to separate service lines and does not have separately reportable segments.

3.	Acquisition

Wisor Telecom Corporation

In September 2008, the Company acquired Wisor for approximately $17.6 million including acquisition costs of approximately $527. The acquisition of Wisor, a provider of software products, software based host services and professional services to telecommunication service providers, expands the Company’s products and services. The acquisition was accounted for as a purchase business combination and the results of operations of Wisor have been included in the accompanying consolidated statement of income since the date of acquisition. Goodwill associated with the acquisition of Wisor is not tax deductible. The preliminary purchase price allocation was as follows:

At September 30,
2008

Net assets acquired	$1,543
Deferred tax assets	6,110
Intangible assets	4,049
Goodwill	6,862

Total assets acquired	18,564

Restructuring liabilities	763
Long-term liabilities	14

Total liabilities assumed	777

Total net assets acquired	$17,787

Definite-lived intangible assets consist of customer relationships and acquired technology. Intangible assets consist of the following:

December 31, 2009

Intangible assets:
Customer lists and relationships	$3,249
Accumulated amortization	(1,061)

Customer lists and relationships, net	2,188

Acquired technology	800
Accumulated amortization	(261)

Acquired technology, net	539

Intangible assets, net	$2,727

The Company is amortizing the value of the customer relationships and acquired technology on a straight-line basis over an estimated useful life of 4 years. The Company’s amortization expense is expected to be approximately $1.0 million in 2010 and 2011 declining to $0.7 million by 2012. Amortization expense related to intangible assets, which is included in depreciation and amortization expense, was approximately $853 and $469 for the years ended December 31, 2009 and 2008, respectively.

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2009, prior to the end of the purchase price allocation period, the Company finalized its purchase price allocation which impacted goodwill. The change in the carrying amount of goodwill for the year ended December 31, 2009 is as follows:

Balance at December 31, 2008	$6,862
Purchase price allocation adjustments	49

Balance at December 31, 2009	$6,911

The change in restructuring liabilities for the year ended December 31, 2009 is as follows:

Balance at December 31, 2008	$704
Less: payments	(213)
Balance at December 31, 2009	$491

Current	$154
Long-term	337

Balance at December 31, 2009	$491

The Company had no acquisitions during 2009.

4.	Fair Value Measurements of Cash, Cash Equivalents and Marketable Securities

The Company classifies marketable securities as available-for-sale. The fair value hierarchy established in the standard prioritizes the inputs used in valuation techniques into three levels as follows:

•	Level 1 — Observable inputs — quoted prices in active markets for identical assets and liabilities;

•	Level 2 — Observable inputs other than the quoted prices in active markets for identical assets and liabilities — includes quoted prices for similar instruments, quoted prices for identical or similar instruments in inactive markets, and amounts derived from valuation models where all significant inputs are observable in active markets; and

•	Level 3 — Unobservable inputs — includes amounts derived from valuation models where one or more significant inputs are unobservable and require the Company to develop relevant assumptions.

The following is a summary of cash, cash equivalents and marketable securities held by the Company and their related classifications under the fair value hierarchy:

	December 31,	December 31,
	2009	2008

Level 1(A)	$89,924	$72,203
Level 2(B)	7,760	6,560

Total	$97,684	$78,763

(A)	Level 1 assets include money market funds which are classified as cash equivalents.

(B)	Level 2 assets include certificates of deposit which are classified as marketable securities.

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The aggregate fair value of available for sale securities and aggregate amount of unrealized gains and losses for available for sale securities at December 31, 2009 were as follows:

		Aggregate
		Amount of
	Aggregate	Unrealized
	Fair Value	Gains	Losses

Due in one year or less	$2,558	$43	$—
Due after one year, less than five years	5,202	48	(6)

	$7,760	$91	$(6)

The aggregate fair value of available for sale securities and aggregate amount of unrealized gains and losses for available for sale securities at December 31, 2008 were as follows:

	Aggregate	Aggregate Amount of Unrealized
	Fair Value	Gains	Losses

Due in one year or less	$2,277	$14	$—
Due after one year, less than five years	4,283	40	—

	$6,560	$54	$—

Unrealized gains and losses are reported as a component of accumulated other comprehensive (loss) income in stockholders’ equity. The net unrealized gain net of tax was $18 and $32 as of December 31, 2009 and 2008, respectively. The cost of securities sold is based on specific identification method. No available for sale securities have been in a continuous unrealized loss position for twelve months or longer.

5.	Property and Equipment

Property and equipment consist of the following:

	December 31,
	2009	2008

Computer hardware	$18,171	$16,918
Computer software	14,477	11,994
Construction in-progress	71	8,232
Furniture and fixtures	1,764	513
Building	8,808	—
Leasehold improvements	6,873	2,218

	50,164	39,875
Less: Accumulated depreciation	(26,429)	(22,595)

	$23,735	$17,280

Depreciation expense was approximately $7.6 million and $6.2 million for 2009 and 2008, respectively.

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2009	2008

Accrued compensation and benefits	$4,682	$2,610
Accrued third party processing fees	732	3,835
Restructuring liabilities-current portion	154	704
Accrued other	1,636	1,373
Accrued income tax payable	146	118

	$7,350	$8,640

7.	Capital Structure

As of December 31, 2009, the Company’s authorized capital stock was 110,000 shares of stock with a par value of $0.0001, of which 100,000 shares were designated common stock and 10,000 shares were designated preferred stock.

Common Stock

Each holder of common stock is entitled to vote on all matters and is entitled to one vote for each share held. Dividends on common stock will be paid when, as and if declared by the Company’s board of directors. No dividends have ever been declared or paid by the Company. As of December 31, 2009, there were 33,104 shares of common stock issued, 5,097 shares of common stock reserved for issuance under the Company’s 2000 Stock Plan (the “2000 Plan”) and 4,000 shares of common stock reserved for issuance under the Company’s 2006 Equity Incentive Plan (the “2006 Plan”).

Preferred Stock

All of the Company’s Series 1 and Series A convertible preferred stock converted into common stock on a one-for-one basis as a result of the IPO, in 2006. There are no shares of preferred stock outstanding as of December 31, 2009 or 2008. The board of directors is authorized to issue preferred shares and has the discretion to determine the rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences of preferred stock.

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

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Accumulated Other Comprehensive (Loss) Income

The components of accumulated other comprehensive (loss) income are as follows:

	Year Ended December 31,
	2009	2008	2007

Translation adjustments	$(61)	$30	$—
Unrealized gain (loss) on securities, (net of tax)	54	36	4

Accumulated Other Comprehensive (Loss) Income	$(7)	$66	$4

9.	Stock Plans

As of December 31, 2009, the Company maintains two stock incentive plans, the 2000 Plan and the 2006 Plan. The Company’s board of directors administers the 2000 Plan and the 2006 Plan and is responsible for determining the individuals to be granted options or shares, the number of options or shares each individual will receive, the price per share and the exercise period of each option.

Under the 2000 Plan, the Company has the ability to provide employees, outside directors and consultants an opportunity to acquire a proprietary interest in the success of the Company or to increase such interest by receiving options or purchasing shares of the Company’s stock at a price not less than the fair market value at the date of grant for incentive stock options and a price not less than 30% of the fair market value at the date of grant for non-qualified options. Under the 2006 Plan, the Company may grant to its employees, outside directors and consultants awards in the form of incentive stock options, non-qualified stock options, shares of restricted stock and stock units or stock appreciation rights. During the year ended December 31, 2009, options to purchase 1,376 shares of common stock were granted under the 2006 Plan. Under the Company’s Plans, options may be exercised in whole or in part for 100% of the shares subject to vesting at any time after the date of grant. Options under the Company’s Plans generally vest 25% on the first year anniversary of the date of grant plus an additional 1/48 for each month thereafter. During fiscal year 2009 the Company reserved for grant 178 shares of restricted stock. The actual number of shares to be issued, which could range from 0 to 178, will depend upon the Company’s revenue and operating income during fiscal 2010. The shares, if any, will be issued in December 2010. As of December 31, 2009, there were 310 shares available for grant or award under the Company’s Plans.

The Company utilizes the Black-Scholes option pricing model for determining the estimated fair value for stock option awards. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Expected volatility was calculated based on a blended weighted-average of historical information of similar public entities for which historical information was available. The Company will continue to use this approach using other similar public entity volatility information until its historical volatility is relevant to measure expected volatility for future option grants. The average expected life was determined using the SEC shortcut approach, which is the mid-point between the vesting date and the end of the contractual term. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant. The Company has never declared or paid cash dividends on its common or preferred equity and does not anticipate paying any cash dividends in the foreseeable future. Forfeitures are estimated based on voluntary

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

termination behavior, as well as a historical analysis of actual option forfeitures. The weighted-average assumptions used in the Black-Scholes option pricing model are as follows:

	For the Year Ended December 31,
	2009	2008	2007

Expected stock price volatility	62%	64%	59%
Risk-free interest rate	2.81%	3.81%	4.63%
Expected life of options (in years)	4.9	5.2	5.9
Expected dividend yield	0%	0%	0%

The weighted-average fair value (as of the date of grant) of the options granted during the year ended December 31, 2009, 2008 and 2007 was $6.67, $8.42 and $12.52, respectively. During the year ended December 31, 2009, the Company recorded total pre-tax stock-based compensation expense of $8.3 million ($6.1 million after tax or $0.20 per diluted share), which includes both intrinsic value for equity awards issued prior to 2006 and fair value for equity awards issued after January 1, 2006. The total stock-based compensation cost related to non-vested equity awards not yet recognized as an expense as of December 31, 2009 was approximately $15.5 million. That cost is expected to be recognized over a weighted-average period of approximately 2.83 years.

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options

The following table summarizes information about stock options outstanding.

		Options Outstanding
			Option
	Shares	Number	Exercise Price	Weighted-
	Available	of	per Share	Average
	for Grant	Shares	Range	Exercise Price

Balance at December 31, 2006	1,796	2,187	$0.29 - 12.68	$7.62
Options granted	(1,059)	1,059	$14.00 - 42.77	$28.06
Options exercised	—	(342)	$0.29 - 14.00	$4.60
Options forfeited	73	(73)	$0.29 - 38.62	$12.40
Net restricted stock purchased, granted and forfeited	(56)	—	—	—

Balance at December 31, 2007	754	2,831	$0.29 - 42.77	$15.51
Increase in options available for grant	2,000	—	—	—
Options granted	(1,420)	1,420	$6.04 - 35.62	$11.40
Options exercised	—	(161)	$0.29 - 15.44	$4.96
Options forfeited	407	(407)	$0.29 - 42.77	$22.93
Net Restricted stock granted and forfeited	(87)	—	——	—

Balance at December 31, 2008	1,654	3,683	$0.29 - 38.62	$13.60
Options granted	(1,376)	1,376	$8.67 - 14.00	$12.55
Options exercised	—	(222)	$0.29 - 12.68	$6.74
Options forfeited	214	(214)	$6.95 - 38.62	$17.20
Net restricted stock purchased, granted and forfeited	(4)	—	—	—
Restricted stock reserved for grant	(178)	—	—	—

Balance at December 31, 2009	310	4,623	$0.29 - 38.62	$13.44

Expected to vest at December 31, 2009		1,447	$6.04 - 38.62	$13.50

Vested and exercisable at December 31, 2009		2,111

A summary of the Company’s non-vested restricted stock at December 31, 2009, and changes during the year ended December 31, 2009, is presented below:

	Number of	Weighted-Average
Non-Vested Restricted Stock	Awards	Grant Date Fair Value

Non-vested at January 1, 2009	193	$11.98
Granted	8	$11.21
Vested	(83)	$11.00
Forfeited	(4)	$12.27

Non-vested at December 31, 2009	114	$12.62

As of December 31, 2009 and 2008, the weighted-average remaining contractual life of outstanding options was approximately 6.2 and 7.1 years, respectively. Options vested as of December 31, 2009 have an aggregate intrinsic value of approximately $10.7 million. Options outstanding as of December 31, 2009 have an aggregate intrinsic value of approximately $20.5 million. The total intrinsic value (the excess of the market price over the exercise price) for stock options exercised in 2009 was approximately $1.4 million and $2.4 million for 2008 and $8.9 million for 2007. The amount of cash received from the exercise of stock options was approximately

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$1.5 million in 2009. For the years ended December 31, 2009 and 2008, the total fair value of vested options was approximately $15.3 million and $9.4 million, respectively. As of December 31, 2009 and 2008 the weighted-average fair value (as of the date of grant) of the non-vested options was $7.37 and $7.81, respectively. During the year ended December 31, 2009 the weighted-average fair value (as of the date of grant) of options granted, vested and forfeited was $6.67, $7.26 and $8.69, respectively.

During October 2009, the Compensation Committee of the Company’s Board of Directors approved amendments to stock options held by certain employees to permit transferability of such options to family members. As a result of the amendments, options to purchase an aggregate of 401,962 shares of the Company’s common stock no longer qualify as “incentive stock options” under Section 422 of the Internal Revenue Code of 1986, as amended. Accordingly, the Company treated the amended stock options as if they were non-qualified stock options since inception, which resulted in a deferred tax asset of approximately $1.7 million. Also, there was no incremental compensation cost associated with each amended stock option resulting from the measurement of the excess of the fair value of the stock option immediately following its amendment over the fair value of the stock option immediately prior to its amendment based on the share price and other pertinent factors at that date.

The following table summarizes stock options outstanding and exercisable at December 31, 2009:

	Outstanding			Exercisable
Range of Exercise	Number of	Weighted-Average	Weighted-Average Remaining	Number of	Weighted Average
Price	Options	Exercise Price	Contractual Life (in years)	Options	Exercise Price

$ 0.29 - $ 5.50	92	$1.11	4.8	92	$1.11
$ 5.51 - $11.00	1,951	$8.93	6.1	1,162	$8.79
$11.01 - $16.50	1,908	$12.82	6.5	441	$13.07
$16.51 - $22.00	25	$19.70	6.2	14	$19.29
$22.01 - $27.50	264	$24.02	7.3	178	$23.96
$27.51 - $33.00	73	$28.02	5.7	65	$27.99
$33.01 - $38.50	272	$36.12	5.1	139	$36.12
$38.51 - $44.00	38	$38.62	7.8	20	$38.62

	4,623			2,111

10.	401(k) Plan

The Company has a 401(k) plan (the “Plan”) covering all eligible employees. The Plan allows for a discretionary employer match. In 2007, the Company elected to increase its match as a percentage of employee contributions. The Company incurred and expensed $580, $531, and $503 for the years ended December 31, 2009, 2008 and 2007, respectively, in Plan match contributions.

As part of the Wisor acquisition, the Company acquired the existing Wisor 401(k) plan. However, no Plan match contributions were made to the Wisor 401(k) plan. During the year ended December 31, 2009 the Wisor’s 401(k) plan assets were rolled over to the Company’s 401(k) plan.

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Income Taxes

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	December 31,
	2009	2008

Deferred tax assets:
Accrued liabilities	$195	$263
Deferred revenue	284	118
Bad debts reserve	323	81
State net operating loss carry forwards	640	1,240
Depreciation and amortization	48	902
Deferred compensation	4,040	2,251
Federal net operating loss carry forwards	7,422	8,171
Deferred rent	208	258
Other	—	19

Total deferred tax assets	13,160	13,303
Deferred tax liabilities:
Intangible assets	(1,056)	(1,662)
Other	(52)	(185)

Total deferred tax liabilities	(1,108)	(1,847)
Valuation allowance	(1,598)	(1,886)

Net Deferred Income Tax Assets	$10,454	$9,570

The following table indicates where net deferred income taxes have been classified in the Balance Sheet:

	December 31,
	2009	2008

Current deferred tax assets	$1,617	$1,242
Less: Valuation allowance	(155)	(177)

Net current deferred tax assets	1,462	1,065
Non-current deferred tax assets	10,435	10,214
Less: Valuation allowance	(1,443)	(1,709)

Net non-current deferred tax assets	8,992	8,505

Net Deferred Tax Assets	$10,454	$9,570

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	December 31,
	2009	2008

Unrecognized tax benefit (beginning balance)	$825	$649
Increases and (decreases) in unrecognized tax benefits as a result of tax positions taken during prior year (excludes accrued interest)	(38)	3
Additions for tax positions of current period (excludes accrued interest)	88	173

Unrecognized tax benefits (ending balance)	$875	$825

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in interest expense. The liability for unrecognized tax benefits includes accrued interest of $119 and $68 at December 31, 2009 and 2008, respectively.

At December 31, 2009, the Company had approximately $21.2 million of federal net operating losses and $7.3 million of state net operating losses, which were the result of the Wisor acquisition. These net operating loss carry forwards will begin to expire in 2012 and are subject to certain limitations under Internal Revenue Code Section 382 due to the change in ownership. The Company performed a Section 382 study and determined that certain net operating losses will expire prior to utilization of the carry forwards due to the annual Section 382 limitation. The Company maintains a valuation allowance against a portion of the federal net operating loss carry forwards and a full valuation against the state net operating carry forwards, as the Company believes that it is more likely than not that the benefits will not be realized prior to expiration. The Company also has approximately $3.5 million of other state net operating losses that will begin to expire in 2021.

During June 2009, the Company settled a tax audit with the State of New Jersey for tax years ending December 31, 2004 through December 31, 2007. The audit resulted in an immaterial assessment of additional tax, interest and penalties. The Company believes that the results of any prospective audits will not have a material effect on its financial position or results of operations

The Company has elected to permanently reinvest earnings and profits related to its foreign subsidiaries, accordingly, no provision has been recorded for U.S. income taxes that might result from the repatriation of these earnings. The undistributed earnings of its foreign subsidiaries are approximately $3.1 million as of December 31, 2009.

A reconciliation of the statutory tax rates and the effective tax rates for the years ended December 31, 2009, 2008 and 2007 are as follows:

	Year Ended 31, December
	2009	2008	2007

Statutory rate	35%	35%	35%
State taxes, net of federal benefit	2%	5%	4%
Permanent adjustments	1%	3%	1%
Research and development credit	(1)%	(1)%	(3)%
Other	(2)%	(1)%	0%

Net	35%	41%	37%

Income tax (expense) benefit consisted of the following components:

	Year Ended December 31,
	2009	2008	2007

Current:
Federal	$(6,898)	$(7,758)	$(12,431)
State	(725)	(1,376)	(2,347)
Foreign	(88)	(3)	—
Deferred:
Federal	1,052	771	901
State	123	(58)	(111)
Foreign	—	—	—

Income tax (expense) benefit	$(6,536)	$(8,424)	$(13,988)

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Commitments and Contingencies

Leases

The Company leases office space, automobiles and office equipment under non-cancellable lease agreements, which expire through October 2019. Aggregate annual future minimum lease payments under these non-cancellable leases are as follows:

2010	$2,862
2011	2,850
2012	2,315
2013	1,996
2014 and thereafter	7,533

$17,556

Rent expense for the years ended December 31, 2009, 2008 and 2007 was $2.2 million, $2.1 million, and $1.9 million, respectively.

In May 2008, the Company entered into an agreement to lease space for its Pennsylvania offices and data center in a newly constructed facility. The lease has a term of 10 years and 5 months with an option to extend the term of the lease for two consecutive five year periods. In August 2008, the Company amended its lease whereby the Company agreed to reimburse the landlord for certain leasehold improvements the Company had requested. The construction phase of the building was complete as of June 30, 2009. Since the tenant improvements, under the lease amendment, are considered structural in nature and the Company is primarily responsible for reimbursement to the landlord for the cost of these improvements, the Company is considered to be the owner of the construction project for accounting purposes. The Company recorded assets on its balance sheet for all of the costs paid by the lessor to construct the Pennsylvania facility through December 31, 2009, along with corresponding financing liabilities for amounts equal to these lessor-paid construction costs through December 31, 2009. As of December 31, 2009, the Company recorded $8.8 million of construction costs funded by the landlord, with an offsetting amount recorded as financing liabilities. The lease did not qualify for sale leaseback treatment and therefore the lease is treated as a financing lease. For the year ended December 31, 2009, the Company recorded $674 and $220 of interest expense and depreciation expense, respectively, related to the lease agreement.

13.	Legal Matters

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

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

14.	Subsequent Events Review

The Company has evaluated all subsequent events and transactions through the filing date. On February 1, 2010, the Company filed with the Securities and Exchange Commission a universal shelf registration statement on Form S-3. The registration statement covers the offer and sale of up to $150 million of securities which may include debt securities, warrants, common stock and preferred stock. The registration statement has not yet become effective, and these securities may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2009. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures were effective as of December 31, 2009, to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosures.

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

The Company’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2009. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.

Based on the Company’s assessment, management concluded that, as of December 31, 2009, its internal control over financial reporting was effective.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 has been audited by Ernst & Young LLP, its independent registered public accounting firm, as stated in their report which is included in Item 9 of this Annual Report on Form 10-K.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Synchronoss Technologies, Inc.

We have audited Synchronoss Technologies, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Synchronoss Technologies, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Synchronoss Technologies, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Synchronoss Technologies, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009 and our report dated March 9, 2010 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

MetroPark, New Jersey
March 9, 2010

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) Identification of Directors. Information concerning the directors of Synchronoss is set forth under the heading “Election of Directors” in the Synchronoss Proxy Statement for the 2010 Annual Meeting of Stockholders and is incorporated herein by reference.

(b) Audit Committee Financial Expert. Information concerning Synchronoss’ audit committee financial expert is set forth under the heading “Audit Committee” in the Synchronoss Proxy Statement for the 2010 Annual Meeting of Stockholders and is incorporated herein by reference.

(c) Identification of the Audit Committee. Information concerning the audit committee of Synchronoss is set forth under the heading “Audit Committee” in the Synchronoss Proxy Statement for the 2010 Annual Meeting of Stockholders and is incorporated herein by reference.

(d) Section 16(a) Beneficial Ownership Reporting Compliance. Information concerning compliance with beneficial ownership reporting requirements is set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Synchronoss Proxy Statement for the 2010 Annual Meeting of Stockholders and is incorporated herein by reference.

(e) Code of Ethics. Information concerning the Synchronoss Code of Business Conduct is set forth under the caption “Code of Business Conduct” in the Synchronoss Proxy Statement for the 2010 Annual Meeting of Stockholders and is incorporated herein by reference. The Code of Business Conduct can also be found on our website, www.synchronoss.com.

ITEM 11.	EXECUTIVE COMPENSATION

Information concerning executive compensation is set forth under the headings “Compensation of Executive Officers” in the Synchronoss Proxy Statement for the 2010 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning shares of Synchronoss equity securities beneficially owned by certain beneficial owners and by management is set forth under the heading “Equity Security Ownership of Certain Beneficial Owners and Management” in the Synchronoss Proxy Statement for the 2010 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning certain relationships and related transactions is set forth under the heading “Certain Related Party Transactions” in the Synchronoss Proxy Statement for the 2010 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning fees and services of the Company’s principal accountants is set forth under the heading “Report of the Audit Committee” and “Independent Registered Public Accounting Firm’s Fees” in the Synchronoss Proxy Statement for the 2010 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements:

(a)(2) Schedule for the years ended December 31, 2009, 2008, 2007:

II — Valuation and Qualifying Accounts

All other Schedules have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(a)(3) Exhibits:

Exhibit No.		Description

3	.1*	Amended and Restated Certificate of Incorporation of the Registrant.
3	.2*	Amended and Restated Bylaws of the Registrant
4.1		Reference is made to Exhibits 3.1 and 3.2
4	.2*	Amended and Restated Investors Rights Agreement, dated December 22, 2000, by and among the Registrant, certain stockholders and the investors listed on the signature pages thereto.
4	.3*	Amendment No. 1 to Synchronoss Technologies, Inc. Amended and Restated Investors Rights Agreement, dated April 27, 2001, by and among the Registrant, certain stockholders and the investors listed on the signature pages thereto.
4	.4*	Registration Rights Agreement, dated November 13, 2000, by and among the Registrant and the investors listed on the signature pages thereto.
4	.5*	Amendment No. 1 to Synchronoss Technologies, Inc. Registration Rights Agreement, dated May 21, 2001, by and among the Registrant, certain stockholders listed on the signature pages thereto and Silicon Valley Bank.
10	.1*	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.
10	.2*	Synchronoss Technologies, Inc. 2000 Stock Plan and forms of agreements thereunder.
10	.3*	Amendment No. 1 to Synchronoss Technologies, Inc. 2000 Stock Plan.
10	.4*	2006 Equity Incentive Plan and forms of agreements thereunder.
10	.5*	Lease Agreement between the Registrant and BTCT Associates, L.L.C. for the premises located at 750 Route 202 South, Bridgewater, New Jersey, dated as of May 11, 2004.
10	.6*	First Amendment dated December 23, 2003 to the Lease Agreement between the Registrant and BTCT Associates, L.L.C. for the premises located at 750 Route 202 South, Bridgewater, New Jersey, dated as of May 11, 2004.
10	.7**	Second Amendment dated August 21, 2006 to the Lease Agreement between the Registrant and BTCT Associates, L.L.C. for the premises located at 750 Route 202 South, Bridgewater, New Jersey, dated as of May 11, 2004.
10	.8*	Lease Agreement between the Registrant and Triple Net Investments XXV, L.P. for the premises located at Lehigh Valley Industrial Park VII, Bethlehem, Pennsylvania, dated as of May 16, 2008, as amended.
10	.10*	Loan & Security Agreement between the Registrant and Silicon Valley Bank, dated as of May 21, 2001.

Exhibit No.		Description

10	.11***‡	Cingular Master Services Agreement, effective September 1, 2005 by and between the Registrant and Cingular Wireless LLC.
10	.12***†	Employment Agreement dated as of December 30, 2008 between the Registrant and Stephen G. Waldis.
10	.13***†	Employment Agreement dated as of December 30, 2008 between the Registrant and Lawrence R. Irving.
10	.14***†	Employment Agreement dated as of December 30, 2008 between the Registrant and Robert Garcia.
10	.15***†	Employment Agreement dated as of December 30, 2008 between the Registrant and Chris Putnam.
10	.16***†	Employment Agreement dated as of December 30, 2008 between the Registrant and Omar Tellez.
23.1		Consent of Ernst & Young, LLP, Independent Registered Public Accounting Firm.
24		Power of Attorney (see page 71)
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and section 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and section 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

†	Compensation Arrangement.

*	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (Commission File No. 333-132080).

**	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007.

***	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.

‡	Confidential treatment has been requested for portions of this document. The omitted portions of this document have been filed with the Securities and Exchange Commission.

(10)

(b) Exhibits.

See (a)(3) above.

(c) Financial Statement Schedule.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
December 31, 2009, 2008, and 2007

	Beginning			Ending
	Balance	Additions	Reductions	Balance
	(In thousands)

Allowance for doubtful receivables
2009	$193	$640	$(3)	$830
2008	$448	$186	$(441)	$193
2007	$171	$277	$—	$448

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNCHRONOSS TECHNOLOGIES, INC.
(Registrant)

By	/s/ Stephen G. Waldis
Stephen G. Waldis
Chairman of the Board, Chief Executive Officer
and President

March 9, 2010

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

Signature	Title	Date

/s/ Stephen G. Waldis Stephen G. Waldis	Chief Executive Officer and Director (Principal Executive Officer)	March 9, 2010

/s/ Lawrence R. Irving Lawrence R. Irving	Chief Financial Officer (Principal Financial and Accounting Officer)	March 9, 2010

/s/ William J. Cadogan William J. Cadogan	Director	March 9, 2010

/s/ Charles E. Hoffman Charles E. Hoffman	Director	March 9, 2010

/s/ Thomas J. Hopkins Thomas J. Hopkins	Director	March 9, 2010

/s/ James M. McCormick James M. McCormick	Director	March 9, 2010

/s/ Donnie M. Moore Donnie M. Moore	Director	March 9, 2010