Form 10-Q/A
period 2009-03-31
SYNCHRONOSS TECHNOLOGIES INC
filed 2010-04-09
CIK 1131554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)
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

SYNCHRONOSS TECHNOLOGIES, INC.
FORM 10-Q INDEX

PAGE NO.
PART II. OTHER INFORMATION
Item 6. Exhibits	2
SIGNATURES	3
EX-10.11(A)
EX-10.11(B)
EX-31.3
EX-31.4
Explanatory Note
Synchronoss Technologies, Inc. (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009 (the “Form 10-Q”) as an exhibit-only filing in response to comments received from the staff of the Securities and Exchange Commission regarding a request for confidential treatment of certain portions of Exhibits 10.11(A) and 10.11(B) originally filed with the Form 10-Q. This Amendment No. 1 to Quarterly Report on Form 10-Q/A (this “Amendment”) is being filed solely to re-file Exhibits 10.11(A) and 10.11(B) and to amend and restate the list of exhibits included in the Form 10-Q. In addition, as required by Rule 12B-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment.
Except as described above, this Amendment does not reflect events occurring after the filing of the original Form 10-Q and no revisions are being made pursuant to this Amendment to the Company’s financial statements or any other disclosure contained in the Form 10-Q.

ITEM 6. EXHIBITS

Exhibit No.	Description
3.2*	Restated Certificate of Incorporation of the Company

3.4*	Amended and Restated Bylaws of the Company

4.2*	Form of Company’s Common Stock certificate

10.11(a)‡	Amendment dated as of January 1, 2009 to the Cingular Master Services Agreement

10.11(b)‡	AT&T Order Management Center Contract dated as of January 1, 2009 between AT&T Services, Inc. and the Company

31.1**	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated herein by reference to the exhibit of the same number in the Company’s Registration Statement on Form S-1 (Commission File No. 333-132080).

**	Filed May 8, 2009

‡	Confidential treatment has been requested for portions of this document. The omitted portions of this document have been filed with the Securities and Exchange Commission.

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

April 9, 2010

3