Form 10-Q
period 2010-03-31
SYNCHRONOSS TECHNOLOGIES INC
filed 2010-05-04
CIK 1131554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Shares outstanding of the Registrant’s common stock:

Class	Outstanding at April 26, 2010
Common stock, $0.0001 par value	31,289,067 shares

SYNCHRONOSS TECHNOLOGIES, INC.
FORM 10-Q INDEX

SYNCHRONOSS TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share data)

	March 31,	December 31,
	2010	2009

ASSETS
Current assets:
Cash and cash equivalents	$92,395	$89,924
Marketable securities	2,546	2,558
Accounts receivable, net of allowance for doubtful accounts of $309 and $830 at March 31, 2010 and December 31, 2009, respectively	28,596	25,939
Prepaid expenses and other assets	3,980	4,069
Deferred tax assets	1,465	1,462

Total current assets	128,982	123,952
Marketable securities	8,047	5,202
Property and equipment, net	22,519	23,735
Goodwill	6,911	6,911
Intangible assets, net	2,474	2,727
Deferred tax assets	9,011	8,992
Other assets	1,350	1,040

Total assets	$179,294	$172,559

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,851	$5,171
Accrued expenses	4,269	7,350
Deferred revenues	4,656	3,095

Total current liabilities	14,776	15,616
Lease financing obligation — long-term	9,166	9,150
Other liabilities	1,629	1,329
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000 shares authorized, 0 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	—	—
Common stock, $0.0001 par value; 100,000 shares authorized, 33,247 and 33,104 shares issued; 31,247 and 31,104 outstanding at March 31, 2010 and December 31, 2009, respectively	3	3
Treasury stock, at cost (2,000 shares at March 31, 2010 and December 31, 2009)	(23,713)	(23,713)
Additional paid-in capital	122,271	117,797
Accumulated other comprehensive (loss) income	45	(7)
Retained earnings	55,117	52,384

Total stockholders’ equity	153,723	146,464

Total liabilities and stockholders’ equity	$179,294	$172,559

See accompanying consolidated notes.

SYNCHRONOSS TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2010	2009

Net revenues	$35,063	$29,553
Costs and expenses:
Cost of services*	17,642	15,199
Research and development	4,284	3,116
Selling, general and administrative	6,477	6,069
Depreciation and amortization	1,995	1,840

Total costs and expenses	30,398	26,224

Income from operations	4,665	3,329
Interest income and other income	111	199
Interest expense and other expense	(274)	(51)

Income before income tax expense	4,502	3,477
Income tax expense	(1,769)	(1,372)

Net income	$2,733	$2,105

Net income per common share:
Basic	$0.09	$0.07

Diluted	$0.09	$0.07

Weighted-average common shares outstanding:
Basic	31,036	30,696

Diluted	31,910	31,088

*	Cost of services excludes depreciation and amortization which is shown separately.
See accompanying consolidated notes.

SYNCHRONOSS TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2010	2009
Operating activities:
Net income	$2,733	$2,105
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	1,995	1,840
Loss on disposal of fixed assets	24	—
Deferred income taxes	(22)	40
Non-cash interest on leased facility	228	—
Stock-based compensation	2,805	1,955
Changes in operating assets and liabilities:
Accounts receivable, net of allowance for doubtful accounts	(2,657)	(2,944)
Prepaid expenses and other current assets	319	(131)
Other assets	(310)	305
Accounts payable	680	(1,217)
Accrued expenses	(3,081)	(1,518)
Tax benefit from the exercise of stock options	(230)	—
Other liabilities	300	60
Deferred revenues	1,561	891

Net cash provided by operating activities	4,345	1,386

Investing activities:
Purchases of fixed assets	(531)	(5,638)
Proceeds from the sale of fixed assets	1	—
Purchases of marketable securities available for sale	(3,099)	(288)
Maturity of marketable securities available for sale	298	365

Net cash used in investing activities	(3,331)	(5,561)

Financing activities:
Proceeds from the exercise of stock options	1,439	14
Excess tax benefit from the exercise of stock options	230	—
Payments on capital obligations	(212)	—

Net cash provided by financing activities	1,457	14

Net increase (decrease) in cash and cash equivalents	2,471	(4,161)
Cash and cash equivalents at beginning of year	89,924	72,203

Cash and cash equivalents at end of period	$92,395	$68,042

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$1,885	$320

Supplemental disclosures of cash flow information:
Non-cash increase in building and related lease liability	$—	$2,123

See accompanying consolidated notes.

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS — UNAUDITED
(in thousands, except per share data unless otherwise noted)
The consolidated financial statements at March 31, 2010 and for the three months ended March 31, 2010 and 2009 are unaudited, but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. They do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements and should be read in conjunction with the financial statements and notes in the Annual Report of Synchronoss Technologies, Inc. incorporated by reference in the Company’s annual report on Form 10-K for the year ended December 31, 2009. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Synchronoss Technologies UK Ltd., Synchronoss Technologies Ireland, Ltd., Wisor Telecom Corporation (“Wisor”) and Synchronoss Telecom India Private Ltd. All significant intercompany balances and transactions are eliminated in consolidation. The Company has no unconsolidated subsidiaries or investments accounted for under the equity method. The results reported in these consolidated financial statements should not necessarily be taken as indicative of results that may be expected for the entire year. The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.
1. Description of Business
Synchronoss Technologies, Inc. (the “Company” or “Synchronoss”) is a leading provider of on-demand transaction management platforms that enable communications service providers (CSPs), cable operators/ multi-services operators (MSOs), original equipment manufacturers (OEMs) with embedded connectivity (e.g. smartphones, laptops, netbooks and mobile Internet devices, among others), e-Tailers/retailers and other customers to accelerate and monetize their go-to-market strategies for connected devices. This includes automating subscriber activation, order management and service provisioning from any channel (e.g., e-commerce, telesales, customer stores, indirect and other retail outlets, etc.) to any communication service (e.g., wireless(2G, 3G, 4G), high speed access, local access, IPTV, cable, satellite TV, etc.) across any connected device type. The Company’s ConvergenceNow®, ConvergenceNow® Plus+ and InterconnectNowTM platforms provide end-to-end seamless integration between customer-facing channels/applications, communication services, or devices and “back-office” infrastructure-related systems and processes. The Company’s customers rely on its cloud-based solutions and technology to automate the process of activating customers while delivering additional communication services, including new service offerings and ongoing customer care. Synchronoss has designed its platforms to be flexible and scalable to enable multiple converged communication services to be managed across multiple distribution channels, including e-commerce, telesales, customer stores, indirect, and other retail outlets, etc., allowing the Company to meet the rapidly changing and converging services and connected devices offered by its customers. The Company enables its customers to acquire, retain and service subscribers quickly, reliably and cost-effectively by simplifying the processes associated with managing the customer experience for ordering and activating connected devices and services through the use of its platforms.
2. Basis of Presentation
For further information about the Company’s basis of presentation or its significant accounting policies, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2009.

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS — UNAUDITED (Continued)
(in thousands, except per share data unless otherwise noted)
3. Earnings per Common Share
The Company calculates basic and diluted per share amounts based on net earnings for the periods presented. The Company uses the weighted average number of common shares outstanding during the period to calculate basic earnings per share. The weighted average number of common shares used in the Company’s calculation of diluted per share amounts includes the dilutive effects of stock options and restricted stock awards based on the treasury stock method. The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net income attributable to common stockholders per common share. Stock options that are anti-dilutive and excluded from the following table totaled 1,401 and 1,090 for the three months ended March 31, 2010 and 2009, respectively.

	Three Months Ended March 31,
	2010	2009
Numerator:
Net income	$2,733	$2,105

Denominator:
Weighted average common shares outstanding — basic	31,036	30,696
Dilutive effect of:
Options and unvested restricted shares	874	392

Weighted average common shares outstanding — diluted	31,910	31,088

4. Comprehensive Income
The components of comprehensive income are as follows:

	Three Months Ended March 31,
	2010	2009
Net Income	$2,733	$2,105
Translation adjustments	54	(28)
Unrealized gain (loss) on securities, (net of tax)	(2)	9

Total Other Comprehensive Income	$2,785	$2,086

5. Fair Value Measurements of Cash, Cash Equivalents and Marketable Securities
The Company classifies marketable securities as available-for-sale. The fair value hierarchy established in the standard prioritizes the inputs used in valuation techniques into three levels as follows:
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

	March 31,	December 31,
	2010	2009
Level 1 (A)	$92,395	$89,924
Level 2 (B)	10,593	7,760

Total	$102,988	$97,684

(A)	Level 1 assets include money market funds which are classified as cash equivalents.

(B)	Level 2 assets include certificates of deposit which are classified as marketable securities.

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS — UNAUDITED (Continued)
(in thousands, except per share data unless otherwise noted)
The Company utilizes the market approach to measure fair value for its financial assets. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets. The Company’s marketable securities investments classified as Level 2 primarily utilize broker quotes in a non-active market for valuation of these securities. No changes in valuation techniques or inputs occurred during the three months ended March 31, 2010. No transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy occurred during the three months ended March 31, 2010.
The aggregate fair value of available for sale securities and aggregate amount of unrealized gains and losses for available for sale securities at March 31, 2010 were as follows:

		Aggregate Amount of
	Aggregate	Unrealized
	Fair Value	Gains	Losses
Due in one year or less	$2,546	$31	—
Due after one year, less than five years	8,047	74	26

	$10,593	$105	$26

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
6. Stockholders’ Equity
Stock Options
The Company uses the Black-Scholes option pricing model for determining the estimated fair value for stock-based awards. The weighted-average assumptions used in the Black-Scholes option pricing model are as follows:

	Three Months Ended March 31,
	2010	2009
Expected stock price volatility	62.70%	62.96%
Risk-free interest rate	2.61%	1.69%
Expected life of options (in years)	4.92	4.07
Expected dividend yield	0%	0%

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS — UNAUDITED (Continued)
(in thousands, except per share data unless otherwise noted)
The weighted-average fair value (as of the date of grant) of the options granted was $8.87 and $4.94 per share for the three months ended March 31, 2010 and 2009, respectively. During the three months ended March 31, 2010, the Company recorded total pre-tax stock-based compensation expense of $2.8 million ($1.9 million after tax or $0.06 per diluted share) which includes fair value for equity awards issued after January 1, 2006 as compared to $2.0 million ($1.4 million after tax or $0.04 per diluted share) for the three months ended March 31, 2009, which includes both intrinsic value for equity awards issued prior to 2006 and fair value for equity awards issued after January 1, 2006. The total stock-based compensation cost related to non-vested equity awards not yet recognized as an expense as of March 31, 2010 was approximately $17.2 million. That cost is expected to be recognized over a weighted-average period of approximately 2.68 years.
The following table summarizes information about stock options outstanding:

	Options Outstanding
			Option	Weighted-
	Shares	Number	Exercise Price	Average
	Available	of	per Share	Exercise
	for Grant	Shares	Range	Price
Balance at December 31, 2009	310	4,623	$0.29 – 38.62	$13.44
Options granted	(118)	118	$15.89 – 18.39	$16.85
Options exercised	—	(143)	$0.29 – 17.90	$10.08
Options forfeited	21	(21)	$10.27 – 35.85	$16.19

Balance at March 31, 2010	213	4,577	$0.29 – 38.62	$13.62

A summary of the Company’s non-vested restricted stock at March 31, 2010, and changes during the three months ended March 31, 2010, is presented below:

Number of
Non-Vested Restricted Stock	Awards
Non-vested at January 1, 2010	114
Granted	17
Vested	(17)
Forfeited	—

Non-vested at March 31, 2010	114

7. Capital Transactions
On February 1, 2010, the Company filed with the Securities and Exchange Commission a universal shelf registration statement on Form S-3. The registration statement covers the offer and sale of up to $150 million of securities which may include debt securities, warrants, common stock and preferred stock. The registration statement was declared effective by the Securities and Exchange Commission on April 14, 2010. The Company has no immediate plans or current commitments to sell securities. The terms of any offering under its shelf registration statement will be determined at the time of the offering and disclosed in a prospectus supplement filed with the Securities and Exchange Commission.

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS — UNAUDITED (Continued)
(in thousands, except per share data unless otherwise noted)
8. Legal Matters
On September 5, 2008, September 18, 2008, and September 23, 2008, three complaints were filed against the Company and certain of its officers and directors in the United States District Court for the District of New Jersey purportedly on behalf of a class of shareholders who purchased the Company’s common stock between February 4, 2008 and June 9, 2008 (the “Securities Law Actions”). The complaints were consolidated and an amended complaint was filed by the plaintiffs on March 13, 2009. The plaintiffs in each complaint asserted claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. They alleged that certain of the Company’s public disclosures regarding its financial prospects during the proposed class period were false and/or misleading. The principal allegation set forth in each complaint was that the Company issued misleading statements concerning its business prospects relating to the activation of Apple Inc.’s iPhone product. On April 7, 2010, the Court granted the Company’s Motion to Dismiss all of the claims against all of the defendants without prejudice.
On October 23, 2008 and November 3, 2008, complaints were filed in the state court of New Jersey and the United States District Court for the District of New Jersey against certain of the Company’s officers and directors, purportedly derivatively on behalf of the Company (the “Derivative Suits”). The Complaints in the Derivative Suits assert that the named officers and directors breached their fiduciary duties and other obligations in connection with the disclosures that also are the subject of the Securities Law Actions described above. The Company is also named as a nominal defendant in the Derivative Suits, although the lawsuits are derivative in nature and purportedly asserted on the Company’s behalf. The plaintiffs seek compensatory damages, costs, fees, and other relief within the Court’s discretion. The plaintiffs in the Derivative Suits have agreed to stay their claims pending the court’s decision in the Defendant’s Motion to Dismiss in the Securities Laws Actions. The proceedings in the state court of New Jersey are currently subject to the stay order in that case, and in the U.S. District Court for the District of New Jersey Defendants’ deadline to answer or otherwise respond is currently set for May 7, 2010. Due to the inherent uncertainties of litigation, the Company cannot predict the outcome of the Derivative Suits at this time, and the Company can give no assurance that the claims in these complaints will not have a material adverse effect on its financial position or results of operations.
Except for the above claims, the Company is not currently subject to any legal proceedings that could have a material adverse effect on its operations; however, it may from time to time become a party to various legal proceedings arising in the ordinary course of its business.
9. Subsequent Events Review
The Company has evaluated all subsequent events and transactions through the filing date. On April 7, 2010, the Court granted the Company’s Motion to Dismiss to dismiss the Securities Laws Action against all defendants without prejudice, and all claims against all defendants. On April 14, 2010 the Company’s shelf registration statement covering the offer and sale of up to $150 million of securities which may include debt securities, warrants, common stock and preferred stock was declared effective by the Securities and Exchange Commission. The Company has no immediate plans or current commitments to sell securities. The terms of any offering under its shelf registration statement will be determined at the time of the offering and disclosed in a prospectus supplement filed with the Securities and Exchange Commission.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the information set forth in our consolidated financial statements and related notes included elsewhere in this quarterly report on Form 10-Q and in our annual report Form 10-K for the year ended December 31, 2009. This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to risks and uncertainties and are based on the beliefs and assumptions of our management as of the date hereof based on information currently available to our management. Use of words such as “believes,” “expects,” “anticipates,” “intends,” “plans,” “should,” “continues,” “likely” or similar expressions, indicate a forward-looking statement. Forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions. Actual results may differ materially from the forward-looking statements we make. We caution investors not to place substantial reliance on the forward-looking statements included in this report. These statements speak only as of the date of this report (unless another date is indicated), and we undertake no obligation to update or revise the statements in light of future developments. All numbers are expressed in thousands unless otherwise stated.
Overview
We are a leading provider of on-demand transaction management platforms that enable communications service providers (CSPs), cable operators/ multi-services operators (MSOs), original equipment manufacturers (OEMs) with embedded connectivity (e.g. smartphones, laptops, netbooks and mobile Internet devices, among others), e-Tailers/retailers and other customers to accelerate and monetize their go-to-market strategies for connected devices. This includes automating subscriber activation, order management and service provisioning from any channel (e.g., e-commerce, telesales, customer stores, indirect and other retail outlets, etc.) to any communication service (e.g., wireless(2G, 3G, 4G), high speed access, local access, IPTV, cable, satellite TV, etc.) across any connected device type. Our ConvergenceNow®, ConvergenceNow® Plus+ and InterconnectNowTM platforms provide end-to-end seamless integration between customer-facing channels/applications, communication services, or devices and “back-office” infrastructure-related systems and processes. Our customers rely on our cloud-based solutions and technology to automate the process of activating customers while delivering additional communication services, including new service offerings and ongoing customer care. Our platforms are designed to be flexible and scalable to enable multiple converged communication services to be managed across multiple distribution channels allowing us to meet the rapidly changing and converging services and connected devices offered by our customers. We enable our customers to acquire, retain and service subscribers quickly, reliably and cost-effectively by simplifying the processes associated with managing the customer experience for ordering and activating connected devices and services through the use of our platforms.
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
Revenues
We generate a substantial portion of our revenues on a per-transaction basis, most of which is derived from contracts that extend up to 60 months from execution. For the three months ended March 31, 2010 and 2009, we derived approximately 81% and 85%, respectively, of our revenues from transactions processed. In 2010, similar to previous years, most of the remainder of our revenues was generated by professional services.
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

We currently derive a significant portion of our revenues from one customer, AT&T. For the three months ended March 31, 2010, AT&T accounted for approximately 66% of our revenues, compared to 63% for the three months ended March 31 2009. Our five largest customers, AT&T, Vonage, Level 3 Communications, Time Warner Cable and Comcast, accounted for approximately 86% of our revenues for the three months ended March 31, 2010. Our five largest customers for the three months ended March 31, 2009, AT&T, Vonage, Level 3 Communications, Time Warner Cable and Cablevision accounted for approximately 84% of our revenues. See “Risk Factors” for certain matters bearing risks on our future results of operations.
Costs and Expenses
Our costs and expenses consist of cost of services, research and development, selling, general and administrative, depreciation and amortization and interest and other expense.
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
Selling, general and administrative expense consists of personnel costs including salaries, sales commissions, sales operations and other personnel-related expense, travel and related expense, trade shows, costs of communications equipment and support services, facilities costs, consulting fees and costs of marketing programs, such as Internet and print. General and administrative expense consists primarily of salaries and other personnel-related expense for our executive, administrative, legal, finance and human resources functions, facilities, professional services fees, certain audit, tax and bad debt expense.
Depreciation and amortization relates to our property and equipment and includes our network infrastructure and facilities. Amortization relates to the customer lists and technology acquired from Wisor in 2008.
Interest and other expense consists of interest on our lease financing obligations and other non-operating expenses.
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
We believe that of our significant accounting policies, which are described in Note 2 in our Annual Report on Form 10-K for the year ended December 31, 2009, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations. If actual results or events differ materially from those contemplated by us in making these estimates, our reported financial condition and results of operations for future periods could be materially affected. See “Risk Factors” for certain matters bearing risks on our future results of operations.
•	Revenue Recognition and Deferred Revenue
•	Income Taxes
•	Goodwill and Impairment of Long-Lived Assets
•	Stock-Based Compensation
•	Allowance for Doubtful Accounts
There were no significant changes in our critical accounting policies and estimates during the three months ended March 31, 2010. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2009 for a more complete discussion of our critical accounting policies and estimates.
Results of Operations
Three months ended March 31, 2010 compared to the three months ended March 31, 2009
The following table presents an overview of our results of operations for the three months ended March 31, 2010 and 2009.

	Three Months Ended				Three Months Ended
	March 31,				March 31,
	2010		2009		2010 vs 2009
	$	% of Revenue	$	% of Revenue	$ Change	% Change
	(in thousands)
Net revenue	$35,063	100.0%	$29,553	100.0%	$5,510	18.6%

Cost of services*	17,642	50.3%	15,199	51.4%	2,443	16.1%
Research and development	4,284	12.2%	3,116	10.5%	1,168	37.5%
Selling, general and administrative	6,477	18.5%	6,069	20.5%	408	6.7%
Depreciation and amortization	1,995	5.7%	1,840	6.2%	155	8.4%

	30,398	86.7%	26,224	88.7%	4,174	15.9%

Income from operations	$4,665	13.3%	$3,329	11.3%	$1,336	40.1%

*	Cost of services excludes depreciation and amortization which is shown separately.

Net Revenue. Net revenues increased $5.5 million to $35.1 million for the three months ended March 31, 2010, compared to the three months ended March 31, 2009. This increase was due primarily to increased revenues from our AT&T relationship. Net revenues related to AT&T increased $4.7 million to $23.3 million for the three months ended March 31, 2010 compared to the same period in 2009. AT&T represented 66% and 63% of our revenues for the three months ended March 31, 2010 and 2009, respectively. Net revenues outside of AT&T generated $11.8 million of our revenues during the three months ended March 31, 2010 as compared to $11.0 million during the three months ended March 31, 2009. Net revenues outside of AT&T represented 34% and 37% of our revenues during the three months ended March 31, 2010 and 2009, respectively. Transaction revenues recognized for the three months ended March 31, 2010 and 2009 represented 81% or $28.3 million and 85% or $25.0 million of net revenues, respectively. Professional service revenues increased as a percentage of sales to 18% or $6.4 million for the three months ended March 31, 2010, compared to 14% or $4.3 million for the previous three months ended March 31, 2009.
Expense
Cost of Services. Cost of services increased $2.4 million to $17.6 million for the three months ended March 31, 2010, compared to the same period in 2009, due primarily to an increase of $974 thousand in personnel and related costs and an increase of $381 thousand in stock-based compensation. The increase in personnel and related costs and stock-based compensation was due primarily to an increase in headcount. In addition, there was an increase of $375 thousand in telecommunication and facility costs related to the increased capacity associated with our data facilities. There was an increase of $638 thousand for outside consultants related to growth in programs with existing customers. Cost of services as a percentage of revenues decreased to 50.3% for the three months ended March 31, 2010, as compared to 51.4% for the three months ended March 31, 2009.
Research and Development. Research and development expense increased $1.2 million to $4.3 million for the three months ended March 31, 2010, compared to the same period in 2009, due primarily to an increase of $402 thousand in personnel and related costs and an increase of $213 thousand in stock-based compensation. The increase in personnel and related costs and stock-based compensation was due to increased head count. In addition there was an increase of $345 thousand in consulting costs related to new projects with existing customers needed to facilitate the growth in our programs with existing customers. Research and development expense as a percentage of revenues increased to 12.2% for the three months ended March 31, 2010 as compared to 10.5% for the three months ended March 31, 2009.
Selling, General and Administrative. Selling, general and administrative expense increased $408 thousand to $6.5 million for the three months ended March 31, 2010, compared to the same period in 2009 due to an increase in personnel and related costs of $174 thousand and stock-based compensation expense of $248 thousand, consulting costs of $191 thousand and marketing costs of $161 thousand offset by a decrease in professional services of $342 thousand. The increase in personnel and related and stock-based compensation costs was primarily due to an increase in headcount. The consulting and marketing costs increases relate to our expanded business development and marketing activities. The decrease in professional services relates to a reduction in accounting and legal fees. Selling, general and administrative expense as a percentage of revenues decreased to 18.5% for the three months ended March 31, 2010, compared to 20.6% for the three months ended March 31, 2009. The decrease in percentage was a result of a higher revenue base as compared to the same period in 2009.
Depreciation and amortization. Depreciation and amortization expense increased $155 thousand to $2.0 million for the three months ended March 31, 2010, compared to the same period in 2009, related to investments in the new facility and the amortization of intangibles related to the Wisor acquisition of $253 thousand. Depreciation and amortization expense as a percentage of revenues decreased to 5.7% for the three months ended March 31, 2010, as compared to 6.2% for the same period in 2009. The decrease in percentage was a result of a higher revenue base as compared to the same period in 2009.
Income from Operations. Income from operations increased $1.3 million to $4.7 million for the three months ended March 31, 2010, compared to the same period in 2009. This increase was due primarily to increased revenues from our AT&T relationship. Income from operations increased as a percentage of revenues to 13.3% for the three months ended March 31, 2010, as compared to 11.3% for the three months ended March 31, 2009.
Interest and other income. Interest and other income decreased $88 thousand to $111 thousand for the three months ended March 31, 2010, compared to the same period in 2009. Interest and other income decreased primarily due to lower effective interest rates on our investments.
Interest and other expense. Interest expense and other expense increased $223 thousand to $274 thousand for the three months ended March 31, 2010, compared to the same period in 2009. Interest and other expense increased primarily due to the lease financing obligation related to our Pennsylvania facility that began in April 2009. During three months ended March 31, 2009 we recognized no interest expense related to the facility lease.

Income Tax. Our effective tax rate was approximately 39.3% and approximately 39.4% during the three months ended March 31, 2010 and 2009, respectively. We review the expected annual effective income tax rate and make changes on a quarterly basis as necessary based on certain factors such as changes in forecasted annual operating income, changes to the actual and forecasted permanent book-to-tax differences, or changes resulting from the impact of a tax law change. During the three months ended March 31, 2010 and 2009, we recognized approximately $1.8 million and $1.4 million in related tax expense, respectively.
Liquidity and Capital Resources
Our principal source of liquidity has been cash provided by operations. Our cash, cash equivalents and marketable securities balance was $103 million at March 31, 2010, an increase of $5.3 million as compared to the end of 2009. This increase was due to cash provided by operations and the exercise of stock options, offset by acquisitions of fixed assets associated with our facilities. We anticipate that our principal uses of cash in the future will be to fund the expansion of our business through both organic growth as well as possible acquisition activities and the expansion of our customer base internationally. Uses of cash will also include facility expansion, capital expenditures and working capital.
Discussion of Cash Flows
Cash flows from operations. Net cash provided by operating activities for the three months ended March 31, 2010 was $4.3 million, as compared to $1.4 million for the three months ended March 31, 2009. Our primary uses of cash from operating activities are for personnel related expenditures and outside consultants. We also make cash payments related to taxes and leased facilities. The increase of $3.0 million is primarily due to the increase in working capital and net income as compared to 2009. The cash provided by working capital included a $1.6 million increase in our deferred revenue balance primarily related to the timing of recognition of maintenance and configuration revenues over the applicable term of these agreements, a $2.7 million decrease in our accounts receivable balance as our collection of customer accounts more than offset the increase in customer sales and partially offset a $2.4 million decrease in our accounts payable and accrued expenses. Additionally net income increased to $2.7 million, as compared to 2009, which included non-cash charges of $2.0 million for depreciation and amortization, and $2.8 million related to stock-based compensation.
Cash flows from investing. Net cash used in investing activities for the three months ended March 31, 2010 was $3.3 million, as compared to $5.6 million for the three months March 31, 2009. The primary use of cash was $3.1 million used to purchase marketable securities and $531 thousand used to purchase property and equipment primarily related to our continued investments in our global information technology and business system infrastructure. The decrease in cash used in investing of $2.2 million was primarily due to the completion of our data facilities in 2009 offset by an increase in our outflows for the purchase of marketable securities in the three months ended March 31, 2010.
Cash flows from financing. Net cash provided by financing activities for the three months ended March 31, 2010 was $1.5 million, as compared to $14 thousand for the three months ended March 31, 2009. The increase was due to the increase in proceeds from the exercise of stock options offset by payments on our capital obligation related to our data facility in the three months ended March 31, 2010.
We believe that our existing cash and cash equivalents, and cash generated from our existing operations will be sufficient to fund our operations for the next twelve months.
Effect of Inflation
Although inflation generally affects us by increasing our cost of labor and equipment, we do not believe that inflation has had any material effect on our results of operations for the three months ended March 31, 2010 and 2009.
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements as of March 31, 2010 and December 31, 2009.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part II, “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition or future results. We believe our exposure associated with these market risks has not changed materially since December 31, 2009.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2010. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of March 31, 2010, the end of the period covered by this quarterly report, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
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
On September 5, 2008, September 18, 2008, and September 23, 2008, three complaints were filed against us and certain of our officers and directors in the United States District Court for the District of New Jersey purportedly on behalf of a class of shareholders who purchased our common stock between February 4, 2008 and June 9, 2008 (the “Securities Law Actions”). The complaints were consolidated and an amended complaint was filed by the plaintiffs on March 13, 2009. The plaintiffs in each complaint asserted claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. They alleged that certain of our public disclosures regarding our financial prospects during the proposed class period were false and/or misleading. The principal allegation set forth in each complaint was that we issued misleading statements concerning our business prospects relating to the activation of Apple Inc.’s iPhone product. On April 7, 2010, the Court granted our Motion to Dismiss all of the complaints against all of the defendants without prejudice.
On October 23, 2008 and November 3, 2008, complaints were filed in the state court of New Jersey and the United States District Court for the District of New Jersey against certain of our officers and directors, purportedly derivatively on our behalf (the “Derivative Suits”). The Complaints in the Derivative Suits assert that the named officers and directors breached their fiduciary duties and other obligations in connection with the disclosures that also are the subject of the Securities Law Actions described above. We are also named as a nominal defendant in the Derivative Suits, although the lawsuits are derivative in nature and purportedly asserted on our behalf. The plaintiffs seek compensatory damages, costs, fees, and other relief within the Court’s discretion. We are in the process of evaluating the claims in the Derivative Suits. The plaintiffs in the Derivative Suits have agreed to stay their claims pending the court’s decision in the Defendant’s Motion to Dismiss in the Securities Laws Actions. The proceedings in the state court of New Jersey are currently subject to the stay order in that case, and in the U.S. District Court for the District of New Jersey Defendants’ deadline to answer or otherwise respond is currently set for May 7, 2010. Due to the inherent uncertainties of litigation, we cannot predict the outcome of the Derivative Suits at this time, and we can give no assurance that the claims in these complaints will not have a material adverse effect on our financial position or results of operations.
Except for the above claims, we are not currently subject to any legal proceedings that could have a material adverse effect on our operations; however, we may from time to time become a party to various legal proceedings arising in the ordinary course of our business.

ITEM 1A.	RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition or future results. The risks described in our Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. If any of the risks actually occur, our business, financial condition or results of operations could be negatively affected. In that case, the trading price of our stock could decline, and our stockholders may lose part or all of their investment.

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	[RESERVED]

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Exhibit No.		Description
3.2	*	Restated Certificate of Incorporation of the Company

3.4	*	Amended and Restated Bylaws of the Company

4.2	*	Form of Company’s Common Stock certificate

31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated herein by reference to the exhibit of the same number in the Company’s Registration Statement on Form S-1 (Commission File No. 333-132080).

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
May 4, 2010