Form 10-Q
period 2010-06-30
SYNCHRONOSS TECHNOLOGIES INC
filed 2010-08-06
CIK 1131554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Shares outstanding of the Registrant’s common stock:

Class	Outstanding at July 29, 2010
Common stock, $0.0001 par value	31,367,545 shares

SYNCHRONOSS TECHNOLOGIES, INC.
FORM 10-Q INDEX

SYNCHRONOSS TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share data)

	June 30,	December 31,
	2010	2009

ASSETS
Current assets:
Cash and cash equivalents	$92,168	$89,924
Marketable securities	2,204	2,558
Accounts receivable, net of allowance for doubtful accounts of $390 and $830 at June 30, 2010 and December 31, 2009, respectively	30,375	25,939
Prepaid expenses and other assets	6,251	4,069
Deferred tax assets	1,468	1,462

Total current assets	132,466	123,952
Marketable securities	7,909	5,202
Property and equipment, net	25,690	23,735
Goodwill	6,911	6,911
Intangible assets, net	2,221	2,727
Deferred tax assets	9,000	8,992
Other assets	2,314	1,040

Total assets	$186,511	$172,559

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,757	$5,171
Accrued expenses	6,079	7,350
Deferred revenues	4,023	3,095

Total current liabilities	14,859	15,616
Lease financing obligation — long-term	9,181	9,150
Other liabilities	1,605	1,329
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000 shares authorized, 0 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	—	—
Common stock, $0.0001 par value; 100,000 shares authorized, 33,366 and 33,104 shares issued; 31,366 and 31,104 outstanding at June 30, 2010 and December 31, 2009, respectively	3	3
Treasury stock, at cost (2,000 shares at June 30, 2010 and December 31, 2009)	(23,713)	(23,713)
Additional paid-in capital	126,504	117,797
Accumulated other comprehensive income (loss)	2	(7)
Retained earnings	58,070	52,384

Total stockholders’ equity	160,866	146,464

Total liabilities and stockholders’ equity	$186,511	$172,559

See accompanying consolidated notes.

SYNCHRONOSS TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net revenues	$37,218	$30,554	$72,281	$60,107
Costs and expenses:
Cost of services*	19,013	15,190	36,655	30,389
Research and development	4,907	3,000	9,191	6,116
Selling, general and administrative	6,368	5,588	12,845	11,657
Depreciation and amortization	1,857	2,270	3,852	4,110

Total costs and expenses	32,145	26,048	62,543	52,272

Income from operations	5,073	4,506	9,738	7,835
Interest income and other income	122	153	233	352
Interest expense and other expense	(293)	(245)	(567)	(296)

Income before income tax expense	4,902	4,414	9,404	7,891
Income tax expense	(1,949)	(1,857)	(3,718)	(3,229)

Net income	$2,953	$2,557	$5,686	$4,662

Net income per common share:
Basic	$0.09	$0.08	$0.18	$0.15

Diluted	$0.09	$0.08	$0.18	$0.15

Weighted-average common shares outstanding:
Basic	31,206	30,769	31,124	30,722

Diluted	32,203	31,378	32,057	31,289

*	Cost of services excludes depreciation and amortization which is shown separately.
See accompanying consolidated notes.

SYNCHRONOSS TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2010	2009
Operating activities:
Net income	$5,686	$4,662
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	3,852	4,110
Loss on disposal of fixed assets	24	—
Deferred income taxes	(14)	112
Non-cash interest on leased facility	456	226
Stock-based compensation	5,584	3,945
Changes in operating assets and liabilities:
Accounts receivable, net of allowance for doubtful accounts	(4,436)	(1,905)
Prepaid expenses and other current assets	(1,563)	(1,711)
Other assets	(1,274)	150
Accounts payable	(414)	3,778
Accrued expenses	(1,271)	(5,497)
Tax benefit from the exercise of stock options	(618)	(215)
Other liabilities	276	(77)
Deferred revenues	928	1,418

Net cash provided by operating activities	7,216	8,996

Investing activities:
Purchases of fixed assets	(5,319)	(9,324)
Proceeds from the sale of fixed assets	1	—
Purchases of marketable securities available for sale	(4,134)	(1,165)
Maturity of marketable securities available for sale	1,794	1,542

Net cash used in investing activities	(7,658)	(8,947)

Financing activities:
Proceeds from the exercise of stock options	2,505	733
Excess tax benefit from the exercise of stock options	618	215
Payments on capital obligations	(425)	—

Net cash provided by financing activities	2,698	948

Effect of exchange rate changes on cash	(12)	—

Net increase in cash and cash equivalents	2,244	997
Cash and cash equivalents at beginning of year	89,924	72,203

Cash and cash equivalents at end of period	$92,168	$73,200

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$4,460	$4,327

Supplemental disclosures of cash flow information:
Non-cash increase in building and related lease liability	$—	$2,123

See accompanying consolidated notes.

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS — UNAUDITED (Continued)
(in thousands, except per share data unless otherwise noted)
The consolidated financial statements at June 30, 2010 and for the three and six months ended June 30, 2010 and 2009 are unaudited, but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. They do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements and should be read in conjunction with the financial statements and notes in the Annual Report of Synchronoss Technologies, Inc. incorporated by reference in the Company’s annual report on Form 10-K for the year ended December 31, 2009. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Synchronoss Technologies UK Ltd., Synchronoss Technologies Ireland, Ltd., Wisor Telecom Corporation (“Wisor”) and Synchronoss Telecom India Private Ltd. All significant intercompany balances and transactions are eliminated in consolidation. The Company has no unconsolidated subsidiaries or investments accounted for under the equity method. The results reported in these consolidated financial statements should not necessarily be taken as indicative of results that may be expected for the entire year. The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.
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
3. Recent Accounting Pronouncements
Impact of Recently Issued Accounting Standards
In April 2010, the FASB issued ASU 2010-17, Revenue Recognition — Milestone Method (Topic 605): Milestone Method of Revenue Recognition (“ASU 2010-17”). ASU 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive. Milestones should be considered substantive in their entirety and may not be bifurcated. An arrangement may contain both substantive and non-substantive milestones, and each milestone should be evaluated individually to determine if it is substantive. ASU 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010, with early adoption permitted. The Company is currently evaluating the early adoption option and because the Company currently does not have performance payment milestones in its contractual arrangements it does not expect that the adoption would have a material impact on the consolidated financial statements.

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS — UNAUDITED (Continued)
(in thousands, except per share data unless otherwise noted)
4. Earnings per Common Share
The Company calculates basic and diluted per share amounts based on net earnings for the periods presented. The Company uses the weighted average number of common shares outstanding during the period to calculate basic earnings per share. The weighted average number of common shares used in the Company’s calculation of diluted per share amounts includes the dilutive effects of stock options and restricted stock awards based on the treasury stock method. The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net income attributable to common stockholders per common share. Stock options that are anti-dilutive and excluded from the following table totaled 1,691 and 523 for the three months ended June 30, 2010 and 2009, respectively, and 1,526 and 1,217 for the six months ended June 30, 2010 and 2009, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Numerator:
Net income	$2,953	$2,557	$5,686	$4,662

Denominator:
Weighted average common shares outstanding — basic	31,206	30,769	31,124	30,722
Dilutive effect of:
Options and unvested restricted shares	997	609	933	567

Weighted average common shares outstanding — diluted	32,203	31,378	32,057	31,289

5. Comprehensive Income
The components of comprehensive income are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net Income	$2,953	$2,557	$5,686	$4,662
Translation adjustments	(56)	114	(2)	53
Unrealized gain (loss) on securities, (net of tax)	13	(8)	11	34

Total Other Comprehensive Income	$2,910	$2,663	$5,695	$4,749

6. Fair Value Measurements of Cash, Cash Equivalents and Marketable Securities
The Company classifies marketable securities as available-for-sale. The fair value hierarchy established in the guidance adopted by the Company prioritizes the inputs used in valuation techniques into three levels as follows:
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

	June 30,	December 31,
	2010	2009
Level 1 (A)	$92,168	$89,924
Level 2 (B)	10,113	7,760

Total	$102,281	$97,684

(A)	Level 1 assets include money market funds which are classified as cash equivalents.

(B)	Level 2 assets include certificates of deposit which are classified as marketable securities.
The Company utilizes the market approach to measure fair value for its financial assets. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets. The Company’s marketable securities investments classified as Level 2 primarily utilize broker quotes in a non-active market for valuation of these securities. No changes in valuation techniques or inputs occurred during the three months and six months ended June 30, 2010. No transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy occurred during the three months and six months ended June 30, 2010.
The aggregate fair value of available for sale securities and aggregate amount of unrealized gains and losses for available for sale securities at June 30, 2010 were as follows:

		Aggregate Amount of
	Aggregate	Unrealized
	Fair Value	Gains	Losses
Due in one year or less	$2,204	$21	$—
Due after one year, less than five years	7,909	85	(6)

	$10,113	$106	$(6)

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
(in thousands, except per share data unless otherwise noted)
7. Stockholders’ Equity
Stock Options
The Company uses the Black-Scholes option pricing model for determining the estimated fair value for stock-based awards. The weighted-average assumptions used in the Black-Scholes option pricing model are as follows:

	Three Months Ended June 30,		Six Months Ended June 30
	2010	2009	2010	2009
Expected stock price volatility	62%	62%	63%	62%
Risk-free interest rate	2.55%	2.90%	2.58%	2.93%
Expected life of options (in years)	4.90	4.93	4.91	4.93
Expected dividend yield	0%	0%	0%	0%
The weighted-average fair value (as of the date of grant) of the options granted was $10.72 and $6.23 per share for the three months ended June 30, 2010 and 2009, respectively, and $10.40 and $6.05 for the six months ended June 30, 2010 and 2009, respectively. During the three months ended June 30, 2010 and 2009, the Company recorded total pre-tax stock-based compensation expense of $2.8 million ($1.8 million after tax or $0.06 per diluted share) and $2.0 million ($1.4 million after tax or $0.04 per diluted share), respectively, which includes both intrinsic value for equity awards issued prior to 2006 and fair value for equity awards issued after January 1, 2006. During the six months ended June 30, 2010 and 2009, the Company recorded total pre-tax stock-based compensation expense of $5.6 million ($3.7 million after tax or $0.12 per diluted share) and $3.9 million ($2.8 million after tax or $0.09 per diluted share), respectively, which includes both intrinsic value for equity awards issued prior to 2006 and fair value for equity awards issued after January 1, 2006. The total stock-based compensation cost related to non-vested equity awards not yet recognized as an expense as of June 30, 2010 was approximately $20.8 million. That cost is expected to be recognized over a weighted-average period of approximately 2.84 years.
The following table summarizes information about stock options outstanding:

	Options Outstanding
			Option
	Shares	Number	Exercise Price	Weighted-
	Available	of	per Share	Average
	for Grant	Shares	Range	Exercise Price
Balance at December 31, 2009	310	4,623	$0.29 – 38.62	$13.44
Options granted	686	686	$15.89 – 20.91	$20.13
Options exercised	—	(262)	$0.29 – 17.90	$9.57
Options forfeited	17	(29)	$10.27 – 35.85	$15.95
Expansion of pool in May 2010	3,000	—

Balance at June 30, 2010	4,013	5,018	$0.29 – 38.62	$14.55

A summary of the Company’s non-vested restricted stock at June 30, 2010, and changes during the six months ended June 30, 2010, is presented below:

Number of
Non-Vested Restricted Stock	Awards
Non-vested at January 1, 2010	114
Granted	17
Vested	(29)
Forfeited	—

Non-vested at June 30, 2010	102

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
On October 23, 2008 and November 3, 2008, complaints were filed in the state court of New Jersey and the United States District Court for the District of New Jersey against certain of the Company’s officers and directors, purportedly derivatively on behalf of the Company (the “Derivative Suits”). The Complaints in the Derivative Suits assert that the named officers and directors breached their fiduciary duties and other obligations in connection with the disclosures that also are the subject of the Securities Law Actions described above. The Company is also named as a nominal defendant in the Derivative Suits, although the lawsuits are derivative in nature and purportedly asserted on the Company’s behalf. The plaintiffs seek compensatory damages, costs, fees, and other relief within the Court’s discretion. The plaintiffs in the Derivative Suits have agreed to stay their claims pending the court’s decision in the Defendant’s Motion to Dismiss in the Securities Laws Actions. The proceedings in the state court of New Jersey are currently subject to the stay order in that case, and in the U.S. District Court for the District of New Jersey Defendants’ deadline to answer or otherwise respond is currently set for September 17, 2010. Due to the inherent uncertainties of litigation, the Company cannot predict the outcome of the Derivative Suits at this time, and the Company can give no assurance that the claims in these complaints will not have a material adverse effect on its financial position or results of operations.
Except for the above claims, the Company is not currently subject to any legal proceedings that could have a material adverse effect on its operations; however, it may from time to time become a party to various legal proceedings arising in the ordinary course of its business.
10. Subsequent Events Review
The Company has evaluated all subsequent events and transactions through the filing date. On July 19, 2010 the Company acquired 100% of FusionOne, Inc. (“FusionOne”) a leader in mobile content transfer and synchronization software. The Company paid approximately $40 million at closing, comprised of approximately $32 million in cash and issued approximately 400 thousand shares totaling $8 million in stock, and potentially may make payments totaling up to $35 million in cash and stock, based on achievements of certain financial targets for the period from July 1, 2010 through December 31, 2011. The acquisition of FusionOne accelerates the Company’s overall connected device growth strategy and customer diversification efforts. The Company is currently evaluating the acquisition-date fair value and the acquisition-related costs.
On July 29, 2010, the Company’s Board of Directors adopted the Synchronoss Technologies, Inc. 2010 New Hire Equity Incentive Plan. The Company’s Board of Directors also granted options to purchase an aggregate of 410,000 shares of the Company’s common stock and 20,000 shares of restricted common stock of the Company to certain employees of FusionOne in connection with the Company’s acquisition of FusionOne.

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
Revenues
We generate a substantial portion of our revenues on a per-transaction basis, most of which is derived from contracts that extend up to 60 months from execution. For the three months ended June 30, 2010 and 2009, we derived approximately 79% and 81%, respectively, of our revenues from transactions processed. Most of the remainder of our revenues was generated by professional services.
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

We currently derive a significant portion of our revenues from one customer, AT&T. For the three months ended June 30, 2010 and 2009, AT&T accounted for approximately 66% of our revenues. Our agreement with AT&T was renewed effective January 1, 2009 and runs through December of 2011. AT&T may renew this agreement for two additional one year periods. This agreement defines the work activities, transaction pricing, forecasting process, service level agreements and remedies associated with certain services performed by us for AT&T’s ecommerce organization. The agreement provides for AT&T to pay us (i) a monthly hosting fee, (ii) a fee based on the number of transactions processed through our technology platform, (iii) a fee based on manual processing services and (iv) for professional services rendered by us. A copy of this agreement has been previously filed with the Securities & Exchange Commission.
Our five largest customers, for the three months ending June 30, 2010 were AT&T, Time Warner Cable, Level 3, Frontier Communications and Dell, which accounted for approximately 83% of our revenues, compared to 86% of our revenues from our five largest customers, AT&T, Time Warner Cable, Level 3, Vonage and Cablevision, for the three months ended June 30, 2009. See “Risk Factors” for certain matters bearing risks on our future results of operations.
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
Interest and other expense consist of interest on our lease financing obligations and other non-operating expenses.
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
We continue to advance our plans for the expansion of our platform footprint with international carriers to support connected devices and multiple networks through our focus on transaction management. Our initiatives with AT&T across direct and indirect commerce channels, business and consumer segments continue to grow along with our account presence with a number of Tier 1 cable MSO’s and connected device OEM’s. We are also exploring additional opportunities through merger and acquisition activities to support our customer, product and geographic diversification strategies.
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
There were no significant changes in our critical accounting policies and estimates during the three months ended June 30, 2010. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2009 for a more complete discussion of our critical accounting policies and estimates.

Results of Operations
Three months ended June 30, 2010 compared to the three months ended June 30, 2009
The following table presents an overview of our results of operations for the three months ended June 30, 2010 and 2009.

	Three Months Ended				Three Months Ended
	June 30,				June 30,
	2010		2009		2010 vs 2009
	$	% of Revenue	$	% of Revenue	$ Change	% Change
	(in thousands)
Net revenue	$37,218	100.0%	$30,554	100.0%	$6,664	21.8%

Cost of services*	19,013	51.1%	15,190	49.7%	3,823	25.2%
Research and development	4,907	13.2%	3,000	9.8%	1,907	63.6%
Selling, general and administrative	6,368	17.1%	5,588	18.3%	780	14.0%
Depreciation and amortization	1,857	5.0%	2,270	7.4%	(413)	(18)%

	32,145	86.4%	26,048	85.3%	6,097	23.4%

Income from operations	$5,073	13.6%	$4,506	14.7%	$567	12.6%

*	Cost of services excludes depreciation and amortization which is shown separately.
Net Revenue. Net revenues increased $6.7 million to $37.2 million for the three months ended June 30, 2010, compared to the three months ended June 30, 2009. This increase was due primarily to increased transaction volumes and expansion into new programs from our AT&T relationship. Net revenues related to AT&T increased $4.4 million to $24.5 million for the three months ended June 30, 2010 compared to the same period in 2009. AT&T represented 66% of our revenues for the three months ended June 30, 2010 and 2009. Net revenues outside of AT&T generated $12.7 million of our revenues during the three months ended June 30, 2010 as compared to $10.4 million during the three months ended June 30, 2009. Net revenues outside of AT&T represented 34% of our revenues during the three months ended June 30, 2010 and 2009. Transaction revenues recognized for the three months ended June 30, 2010 and 2009 represented 79% or $29.4 million and 81% or $24.6 million of net revenues, respectively. Professional service revenues increased as a percentage of sales to 19% or $7.2 million for the three months ended June 30, 2010, compared to 18% or $5.6 million for the previous three months ended June 30, 2009.
Expense
Cost of Services. Cost of services increased $3.8 million to $19.0 million for the three months ended June 30, 2010, compared to the same period in 2009, due primarily to an increase of $1.5 million in personnel and related costs and an increase of $341 thousand in stock-based compensation. The increase in personnel and related costs and stock-based compensation was due primarily to an increase in headcount. There was an increase of $1.2 million for outside consultants related to growth in programs with existing customers. There was an increase of $703 thousand in telecommunication and facility costs related to the increased capacity associated with our data facilities that included increases related to the global deployment of our ConvergenceNow® Plus+ platform. Additionally there was an increase in travel costs of $89 thousand related to our global and domestic expansion. Cost of services as a percentage of revenues increased to 51.1% for the three months ended June 30, 2010, as compared to 49.7% for the three months ended June 30, 2009.
Research and Development. Research and development expense increased $1.9 million to $4.9 million for the three months ended June 30, 2010, compared to the same period in 2009, due primarily to an increase of $983 thousand in personnel and related costs and an increase of $196 thousand in stock based compensation. The increase in personnel and related costs and stock-based compensation was due to increased headcount. In addition there was an increase of $541 thousand in consulting costs related to the development of new technologies and an increase of $215 thousand in telecommunication and facility costs related to the increase in headcount and the utilization of our expanded resources. Research and development expense as a percentage of revenues increased to 13.2% for the three months ended June 30, 2010 as compared to 9.8% for the three months ended June 30, 2009.

Selling, General and Administrative. Selling, general and administrative expense increased $780 thousand to $6.4 million for the three months ended June 30, 2010, compared to the same period in 2009 due to an increase in personnel and related costs of $316 thousand and stock-based compensation expense of $251 thousand, consulting costs of $333 thousand and marketing costs of $132 thousand offset by a decrease in professional services of $187 thousand and a decrease in telecommunication and facility costs of $91 thousand. The increase in personnel and related and stock-based compensation costs was primarily due to an increase in headcount. The consulting and marketing costs increases relate to our expanded business development and marketing activities. Included in the increase of consulting costs were acquisition-related costs of $314 thousand related to the activities prior to the July 19, 2010 acquisition of FusionOne. The decrease in professional services was primarily due to a reduction in legal fees and the decrease in telecommunication and facility costs was primarily due to a reduction in services. In addition there was an increase in our bad debt expense of $43 thousand. Selling, general and administrative expense as a percentage of revenues decreased to 17.1% for the three months ended June 30, 2010, compared to 18.3% for the three months ended June 30, 2009. The decrease in percentage was a result of a higher revenue base as compared to the same period 2009.
Depreciation and amortization. Depreciation and amortization expense decreased $413 thousand to $1.9 million for the three months ended June 30, 2010, compared to the same period in 2009, related to the disposition of certain assets and completion of the amortization over the useful lives offset by investments in the new facility. Depreciation and amortization expense as a percentage of revenues decreased to 5.0% for the three months ended June 30, 2010, as compared to 7.4% for the same period in 2009.
Income from Operations. Income from operations increased $567 thousand to $5.1 million for the three months ended June 30, 2010, compared to the same period in 2009. This increase was due primarily to increased revenues from our AT&T relationship. Income from operations decreased as a percentage of revenues to 13.6% for the three months ended June 30, 2010, as compared to 14.7% for the three months ended June 30, 2009.
Interest and other income. Interest and other income decreased $31 thousand to $122 thousand for the three months ended June 30, 2010, compared to the same period in 2009. Interest and other income decreased primarily due to lower effective interest rates on our investments.
Interest and other expense. Interest expense and other expense increased $48 thousand to $293 thousand for the three months ended June 30, 2010, compared to the same period in 2009. Interest and other expense increased primarily due to currency fluctuations related to the settlement of our customer account sales. During three months ended June 30, 2010 and 2009 we recognized $228 thousand and $221 thousand of interest expense related to the facility lease.
Income Tax. Our effective tax rate was approximately 39.8% and approximately 42.1% during the three months ended June 30, 2010 and 2009, respectively. We review the expected annual effective income tax rate and make changes on a quarterly basis as necessary based on certain factors such as changes in forecasted annual operating income, changes to the actual and forecasted permanent book-to-tax differences, or changes resulting from the impact of a tax law change. Our effective tax rate is higher than our US federal statutory rate due to state income taxes offset by taxes in foreign jurisdictions where the tax rate is lower than the US federal statutory rate. During the three months ended June 30, 2010 and 2009, we recognized approximately $1.9 million in related tax expense.
Results of Operations
Six months ended June 30, 2010 compared to the three months ended June 30, 2009
The following table presents an overview of our results of operations for the six months ended June 30, 2010 and 2009.

	Six Months Ended				Six Months Ended
	June 30,				June 30,
	2010		2009		2010 vs 2009
	$	% of Revenue	$	% of Revenue	$ Change	% Change
	(in thousands)
Net revenue	$72,281	100.0%	$60,107	100.0%	$12,174	20.3%

Cost of services*	36,655	50.7%	30,389	50.6%	6,266	20.6%
Research and development	9,191	12.7%	6,116	10.2%	3,075	50.3%
Selling, general and administrative	12,845	17.8%	11,657	19.4%	1,188	10.2%
Depreciation and amortization	3,852	5.3%	4,110	6.8%	(258)	(6)%

	62,543	86.5%	52,272	87.0%	10,271	19.6%

Income from operations	$9,738	13.5%	$7,835	13.0%	$1,903	24.3%

*	Cost of services excludes depreciation and amortization which is shown separately.

Net Revenue. Net revenues increased $12.2 million to $72.3 million for the six months ended June 30, 2010, compared to the six months ended June 30, 2009. This increase was due primarily to increased transaction volumes and expansion into new programs from our AT&T relationship. Net revenues related to AT&T increased $9.2 million to $47.8 million for the six months ended June 30, 2010 compared to the same period in 2009. AT&T represented 66% and 64% of our revenues for the six months ended June 30, 2010 and 2009, respectively. Net revenues outside of AT&T generated $24.5 million of our revenues during the six months ended June 30, 2010 as compared to $21.5 million during the six months ended June 30, 2009. Net revenues outside of AT&T represented 34% and 36% of our revenues during the six months ended June 30, 2010 and 2009, respectively. Transaction revenues recognized for the six months ended June 30, 2010 and 2009 represented 80% or $57.7 million and 84% or $50.3 million of net revenues, respectively. Professional service revenues increased as a percentage of sales to 19% or $13.6 million for the six months ended June 30, 2010, compared to 15% or $9.3 million for the previous six months ended June 30, 2009. Professional services contributed to the increased sales volume as new programs begin to ramp and will continue to fluctuate until they are replaced with transactional volume.
Expense
Cost of Services. Cost of services increased $6.3 million to $36.7 million for the six months ended June 30, 2010, compared to the same period in 2009, due primarily to an increase of $2.3 million in personnel and related costs and an increase of $723 thousand in stock-based compensation. The increase in personnel and related costs and stock-based compensation was due primarily to an increase in headcount. There was an increase of $1.9 million for outside consultants related to growth in programs with existing customers. There was an increase of $1.1 million in telecommunication and facility costs related to the increased capacity associated with our data facilities that included increases related to the global deployment of our ConvergenceNow® Plus+ platform. Additionally there was an increase in travel costs of $209 thousand related to our global and domestic expansion. Cost of services as a percentage of revenues increased to 50.7% for the six months ended June 30, 2010, as compared to 50.6% for the six months ended June 30 2009.
Research and Development. Research and development expense increased $3.1 million to $9.2 million for the six months ended June 30, 2010, compared to the same period in 2009, due primarily to an increase of $1.3 million in personnel and related costs and an increase of $418 thousand in stock based compensation. The increase in personnel and related costs and stock-based compensation was due to increased headcount. In addition there was an increase of $962 thousand in consulting costs and professional services related to the development of new technologies and an increase of $393 thousand in telecommunication and facility costs related to the increase in headcount and the utilization of our expanded resources. Research and development expense as a percentage of revenues increased to 12.7% for the six months ended June 30, 2010 as compared to 10.2% for the six months ended June 30, 2009.
Selling, General and Administrative. Selling, general and administrative expense increased $1.2 million to $12.8 million for the six months ended June 30, 2010, compared to the same period in 2009 due to an increase in personnel and related costs of $490 thousand and stock-based compensation expense of $499 thousand, consulting costs of $523 thousand and marketing costs of $293 thousand offset by a decrease in professional services of $529 thousand and a decrease in telecommunication and facility costs of $130 thousand. The increase in personnel and related and stock-based compensation costs was primarily due to an increase in headcount. The consulting and marketing costs increases relate to our expanded business development and marketing activities. Included in the increase of consulting costs were acquisition-related costs of $314 thousand related to the activities prior to the July 19, 2010 acquisition of FusionOne. The decrease in professional services relates to a reduction in legal fees and the decrease in telecommunication and facility costs was primarily due to a reduction in services. In addition there was an increase in our bad debt expense of $93 thousand and a decrease of $17 thousand in other costs. Selling, general and administrative expense as a percentage of revenues decreased to 17.8% for the six months ended June 30, 2010, compared to 19.4% for the six months ended June 30 2009. The decrease in percentage was a result of a higher revenue base as compared to the same period 2009.
Depreciation and amortization. Depreciation and amortization expense decreased $258 thousand to $3.9 million for the six months ended June 30, 2010, compared to the same period in 2009, related to the disposition of certain assets and completion of the amortization over the useful lives offset by investments in the new facility. Depreciation and amortization expense as a percentage of revenues decreased to 5.3% for the six months ended June 30, 2010, as compared to 6.8% for the same period in 2009. The decrease in percentage was a result of a higher revenue base as compared to the same period 2009.

Income from Operations. Income from operations increased $1.9 million to $9.7 million for the six months ended June 30, 2010, compared to the same period in 2009. This increase was due primarily to increased revenues from our AT&T relationship. Income from operations increased as a percentage of revenues to 13.5% for the six months ended June 30, 2010, as compared to 13% for the six months ended June 30, 2009.
Interest and other income. Interest and other income decreased $119 thousand to $233 thousand for the six months ended June 30, 2010, compared to the same period in 2009. Interest and other income decreased primarily due to lower effective interest rates on our investments.
Interest and other expense. Interest expense and other expense increased $271 thousand to $567 thousand for the six months ended June 30, 2010, compared to the same period in 2009. Interest and other expense increased primarily due to the lease financing obligation related to our Pennsylvania facility that began in April 2009. During six months ended June 30, 2010 and 2009 we recognized $456 thousand and $221 thousand of interest expense related to the facility lease.
Income Tax. Our effective tax rate was approximately 39.5% and approximately 40.9% during the six months ended June 30, 2010 and 2009, respectively. We review the expected annual effective income tax rate and make changes on a quarterly basis as necessary based on certain factors such as changes in forecasted annual operating income, changes to the actual and forecasted permanent book-to-tax differences, or changes resulting from the impact of a tax law change. Our effective tax rate is higher than our US federal statutory rate due to state income taxes offset by taxes in foreign jurisdictions where the rate is lower than the US federal statutory rate. During the six months ended June 30, 2010 and 2009, we recognized approximately $3.7 million and $3.2 million in related tax expense, respectively.
Liquidity and Capital Resources
Our principal source of liquidity has been cash provided by operations. Our cash, cash equivalents and marketable securities balance was $102 million at June 30, 2010, an increase of $4.6 million as compared to the end of 2009. This increase was due to cash provided by operations and the exercise of stock options, offset by acquisitions of fixed assets associated with our facilities. We anticipate that our principal uses of cash in the future will be to fund the expansion of our business through both organic growth as well as possible acquisition activities and the expansion of our customer base internationally. We anticipate that our cash will be sufficient to fund our July 2010 Acquisition of FusionOne, Inc. For further discussion refer to footnote 10 in the Notes to our Condensed Consolidated Financial Statements in this Quarterly Report for the six months ended June 30, 2010. Uses of cash will also include facility expansion, capital expenditures and working capital.
Discussion of Cash Flows
Cash flows from operations. Net cash provided by operating activities for the six months ended June 30, 2010 was $7.2 million, as compared to $9.0 million for the six months ended June 30, 2009. Our primary uses of cash from operating activities are for personnel related expenditures and outside consultants. We also make cash payments related to taxes and leased facilities. The decrease of $1.8 million is primarily due to the increase in working capital and net income as compared to 2009. The cash provided by working capital included a $1.7 million increase in our accounts payable and accrued expenses offset by a $4.4 million increase in our accounts receivable balance as our collection of customer accounts only partially offset the increase of $12.2 million in customer sales. Additionally net income increased to $5.7 million, as compared to 2009.
Cash flows from investing. Net cash used in investing activities for the six months ended June 30, 2010 was $7.7 million, as compared to $8.9 million for the six months June 30, 2009. The primary use of cash was $4.1 million used to purchase marketable securities and $5.3 million used to purchase property and equipment primarily related to our continued investments in our global information technology and business system infrastructure. The decrease in cash used in investing was due to the completion of our Pennsylvania data facility in June 2009.
Cash flows from financing. Net cash provided by financing activities for the six months ended June 30, 2010 was $2.7 million, as compared to $948 thousand for the six months ended June 30, 2009. The increase was due to the increase in proceeds from the exercise of stock options and an increase in the tax benefit from the exercise of stock options, offset by payments on our capital obligation related to our data facility in the six months ended June 30, 2010.

We believe that our existing cash and cash equivalents, and cash generated from our existing operations will be sufficient to fund our operations for the next twelve months.
Effect of Inflation
Although inflation generally affects us by increasing our cost of labor and equipment, we do not believe that inflation has had any material effect on our results of operations for the three months ended June 30, 2010 and 2009.
Impact of Recently Issued Accounting Standards
In April 2010, the FASB issued ASU 2010-17, Revenue Recognition — Milestone Method (Topic 605): Milestone Method of Revenue Recognition (“ASU 2010-17”). ASU 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive. Milestones should be considered substantive in their entirety and may not be bifurcated. An arrangement may contain both substantive and non-substantive milestones, and each milestone should be evaluated individually to determine if it is substantive. ASU 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010, with early adoption permitted. We are currently evaluating the early adoption option and because we currently do not have performance payment milestones in our contractual arrangements we do not expect that the adoption would have a material impact on the consolidated financial statements.
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements as of June 30, 2010 and December 31, 2009.

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
Foreign Currency Exchange Risk
We conduct business outside the U.S. in several currencies including the British Pound Sterling, Euro, and Indian Rupee. The financial statements of these foreign subsidiaries are translated into U.S. dollars using period-end rates of exchange for assets and liabilities and average rates for the period for revenues and expenses.
We do not hold any derivative instruments and do not engage in any hedging activities. Although our reporting currency is the U.S. dollar, we may conduct business and incur costs in the local currencies of other countries in which we may operate, make sales and buy materials. As a result, we are subject to currency translation risk. Further, changes in exchange rates between foreign currencies and the U.S. dollar could affect our future net sales and cost of sales and could result in exchange losses.
We cannot accurately predict future exchange rates or the overall impact of future exchange rate fluctuations on our business, results of operations and financial condition. To the extent that our international activities recorded in local currencies increase in the future, our exposure to fluctuations in currency exchange rates will correspondingly increase and hedging activities may be considered if appropriate.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures.
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2010. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of June 30, 2010, the end of the period covered by this quarterly report, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
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
On October 23, 2008 and November 3, 2008, complaints were filed in the state court of New Jersey and the United States District Court for the District of New Jersey against certain of our officers and directors, purportedly derivatively on our behalf (the “Derivative Suits”). The Complaints in the Derivative Suits assert that the named officers and directors breached their fiduciary duties and other obligations in connection with the disclosures that also are the subject of the Securities Law Actions described above. We are also named as a nominal defendant in the Derivative Suits, although the lawsuits are derivative in nature and purportedly asserted on our behalf. The plaintiffs seek compensatory damages, costs, fees, and other relief within the Court’s discretion. We are in the process of evaluating the claims in the Derivative Suits. The plaintiffs in the Derivative Suits have agreed to stay their claims pending the court’s decision in the Defendant’s Motion to Dismiss in the Securities Laws Actions. The proceedings in the state court of New Jersey are currently subject to the stay order in that case, and in the U.S. District Court for the District of New Jersey Defendants’ deadline to answer or otherwise respond is currently set for September 17, 2010. Due to the inherent uncertainties of litigation, we cannot predict the outcome of the Derivative Suits at this time, and we can give no assurance that the claims in these complaints will not have a material adverse effect on our financial position or results of operations.
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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	Reserved

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

Exhibit No.		Description
3.2	*	Restated Certificate of Incorporation of the Company

3.4	*	Amended and Restated Bylaws of the Company

4.2	*	Form of Company’s Common Stock certificate

10.17		Employment Agreement Dated as of December 3, 2008 between the Company and Daniel Rizer

10.18		Agreement and Plan of Merger dated as of July 6, 2010 among the Company, Echo Merger Sub, Inc., FusionOne Inc. and John Malloy

31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated herein by reference to the exhibit of the same number in the Company’s Registration Statement on Form S-1 (Commission File No. 333-132080).

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
August 5, 2010