Form 10-Q
period 2010-09-30
SYNCHRONOSS TECHNOLOGIES INC
filed 2010-11-04
CIK 1131554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Shares outstanding of the Registrant’s common stock:

Class	Outstanding at November 2, 2010
Common stock, $0.0001 par value	31,839,781 shares

SYNCHRONOSS TECHNOLOGIES, INC.
FORM 10-Q INDEX

SYNCHRONOSS TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share data)

	September 30,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$63,116	$89,924
Marketable securities	1,726	2,558
Accounts receivable, net of allowance for doubtful accounts of $463 and $830 at September 30, 2010 and December 31, 2009, respectively	38,804	25,939
Prepaid expenses and other assets	6,852	4,069
Deferred tax assets	1,548	1,462

Total current assets	112,046	123,952
Marketable securities	7,704	5,202
Property and equipment, net	26,473	23,735
Goodwill	24,661	6,911
Intangible assets, net	34,143	2,727
Deferred tax assets	12,919	8,992
Other assets	2,783	1,040

Total assets	$220,729	$172,559

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,918	$5,171
Accrued expenses	9,488	7,350
Deferred revenues	8,797	3,095
Lease financing obligation	113	—

Total current liabilities	25,316	15,616
Lease financing obligation — long-term	9,194	9,150
Contingent consideration obligation — long-term	11,317	—
Other liabilities	1,195	1,329
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000 shares authorized, 0 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	—	—
Common stock, $0.0001 par value; 100,000 shares authorized, 33,810 and 33,104 shares issued; 31,810 and 31,104 outstanding at September 30, 2010 and December 31, 2009, respectively	3	3
Treasury stock, at cost (2,000 shares at September 30, 2010 and December 31, 2009)	(23,713)	(23,713)
Additional paid-in capital	137,114	117,797
Accumulated other comprehensive income (loss)	91	(7)
Retained earnings	60,212	52,384

Total stockholders’ equity	173,707	146,464

Total liabilities and stockholders’ equity	$220,729	$172,559

See accompanying consolidated notes.

SYNCHRONOSS TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net revenues	$44,456	$33,097	$116,738	$93,204
Costs and expenses:
Cost of services*	22,983	16,790	59,638	47,179
Research and development	7,569	3,243	16,760	9,359
Selling, general and administrative	10,465	5,561	23,310	17,218
Net change in contingent consideration obligation	(1,968)	—	(1,968)	—
Depreciation and amortization	2,606	2,154	6,459	6,264

Total costs and expenses	41,655	27,748	104,199	80,020

Income from operations	2,801	5,349	12,539	13,184
Interest income and other income	706	106	940	458
Interest expense and other expense	(342)	(250)	(909)	(546)

Income before income tax expense	3,165	5,205	12,570	13,096
Income tax expense	(1,024)	(2,076)	(4,742)	(5,305)

Net income	$2,141	$3,129	$7,828	$7,791

Net income per common share:
Basic †	$0.05	$0.10	$0.23	$0.25

Diluted †	$0.05	$0.10	$0.23	$0.25

Weighted-average common shares outstanding:
Basic †	31,586	30,865	31,276	30,767

Diluted †	32,480	31,355	32,196	31,282

*	Cost of services excludes depreciation and amortization which is shown separately.

†	See notes to financial statements footnote 4
See accompanying consolidated notes.

SYNCHRONOSS TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2010	2009
Operating activities:
Net income	$7,828	$7,791
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	6,459	6,264
Loss (gain) on disposal of fixed assets	31	(6)
Proceeds from insurance claim	(418)	—
Deferred income taxes	818	(1,288)
Non-cash interest on leased facility	684	447
Stock-based compensation	8,763	6,004
Changes in operating assets and liabilities:
Accounts receivable, net of allowance for doubtful accounts	(12,604)	(3,320)
Prepaid expenses and other current assets	(1,780)	117
Other assets	(1,695)	(77)
Accounts payable	1,248	947
Accrued expenses	888	(762)
Contingent consideration obligation	(1,913)	—
Excess tax benefit from the exercise of stock options	(755)	(221)
Other liabilities	(285)	(40)
Lease obligation	3	—
Deferred revenues	2,451	1,174

Net cash provided by operating activities	9,723	17,030

Investing activities:
Purchases of fixed assets	(7,310)	(10,590)
Proceeds from the sale of fixed assets	—	6
Proceeds from insurance claim	418	—
Purchases of marketable securities available for sale	(4,296)	(2,631)
Maturity of marketable securities available for sale	2,659	1,835
Business acquired, net of cash	(30,779)	(49)

Net cash used in investing activities	(39,308)	(11,429)

Financing activities:
Proceeds from the exercise of stock options	2,663	879
Excess tax benefit from the exercise of stock options	755	221
Payments on capital obligations	(684)	(121)

Net cash provided by financing activities	2,734	979

Effect of exchange rate changes on cash	43	—

Net increase in cash and cash equivalents	(26,808)	6,580
Cash and cash equivalents at beginning of year	89,924	72,203

Cash and cash equivalents at end of period	$63,116	$78,783

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$5,053	$4,328

Non-cash increase in building and related lease liability	$—	$2,123

Issuance of common stock in connection with the acquisition	$7,316	$—

See accompanying consolidated notes.

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS — UNAUDITED
(in thousands, except per share data unless otherwise noted)
The consolidated financial statements as of September 30, 2010 and for the three and nine months ended September 30, 2010 and 2009 are unaudited, but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. They do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements and should be read in conjunction with the financial statements and notes in the Annual Report of Synchronoss Technologies, Inc. incorporated by reference in the Company’s annual report on Form 10-K for the year ended December 31, 2009. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Synchronoss Technologies UK Ltd., Synchronoss Technologies Ireland, Ltd., Wisor Telecom Corporation (“Wisor”), Synchronoss Telecom India Private Ltd., FusionOne, Inc., and FusionOne Esti Ou. All significant intercompany balances and transactions are eliminated in consolidation. The Company has no unconsolidated subsidiaries or investments accounted for under the equity method. The results reported in these consolidated financial statements should not necessarily be taken as indicative of results that may be expected for the entire year. The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.
1. Description of Business
Synchronoss Technologies, Inc. (the “Company” or “Synchronoss”) is a leading provider of on-demand transaction management platforms that enable communications service providers (CSPs), cable operators/ multi-services operators (MSOs), original equipment manufacturers (OEMs) with embedded connectivity (e.g. smartphones, laptops, netbooks and mobile Internet devices, among others), e-Tailers/retailers and other customers to accelerate and monetize their go-to-market strategies for connected devices. This includes automating subscriber activation, order management and service provisioning from any channel (e.g., e-commerce, telesales, customer stores, indirect and other retail outlets, etc.) to any communication service (e.g., wireless(2G, 3G, 4G), high speed access, local access, IPTV, cable, satellite TV, etc.) across any connected device type and content transfer. The Company’s ConvergenceNow ®, ConvergenceNow ® Plus + and InterconnectNow TM platforms provide end-to-end seamless integration between customer-facing channels/applications, communication services, or devices and “back-office” infrastructure-related systems and processes. The Company’s customers rely on its cloud-based solutions and technology to automate the process of activating customers while delivering additional communication services, including new service offerings and ongoing customer care. Synchronoss has designed its platforms to be flexible and scalable to enable multiple converged communication services to be managed across multiple distribution channels, including e-commerce, telesales, customer stores, indirect, and other retail outlets, etc., allowing the Company to meet the rapidly changing and converging services and connected devices offered by its customers. The Company enables its customers to acquire, retain and service subscribers quickly, reliably and cost-effectively by simplifying the processes associated with managing the customer experience for ordering and activating connected devices and services through the use of its platforms.
On July 19, 2010 the Company acquired FusionOne, Inc. and its subsidiary, FusionOne Esti ou (“Estonia”) (collectively, “FusionOne”) for approximately $32 million in cash and issued approximately 400 thousand common shares of the Company’s Common Stock. FusionOne was incorporated in Delaware on May 19, 1998 and began operations on November 4, 1998 (inception) (Note 7). FusionOne provides internet synchronization technology and marketing services that make information access seamless and simple across multiple communications and computing devices across both compatible and traditionally incompatible systems. In addition, FusionOne has expanded its technology to provide personal content management applications for mobile phone users which includes affordable backup of the users address book, calendar, pictures and downloaded content.
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
4. Earnings per Common Share
The Company calculates basic and diluted per share amounts based on net earnings adjusted for the effects to earnings that would result if contingently issuable shares related to contingent consideration settleable in the Company’s stock were reported as equity for the periods presented. To calculate basic earnings per share the Company uses the weighted average number of common shares outstanding during the period adjusted for the weighted average number of contingently issuable shares. The weighted average numbers of shares contingently issuable are calculated as if they were outstanding as of the last day of the period. The diluted earnings per share calculation is based on the weighted average number of shares of common stock outstanding adjusted for the number of additional shares that would have been outstanding had all potentially dilutive common shares been issued. Potentially dilutive shares of common stock include stock options, non-vested share awards and contingently issuable shares related to contingent consideration settleable in stock. The dilutive effects of stock options and restricted stock awards are based on the treasury stock method. The dilutive effects of the contingent consideration settleable in stock are calculated as if the contingently issuable shares were outstanding as of the acquisition date, July 19, 2010. The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net income attributable to common stockholders per common share. Stock options that are anti-dilutive and excluded from the following table totaled 2,281 and 1,460 for the three months ended September 30, 2010 and 2009, respectively, and 1,769 and 1,462 for the nine months ended September 30, 2010 and 2009, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Numerator:
Net income	$2,141	$3,129	$7,828	$7,791
Income effect of contingent consideration obligation, net of tax	(591)		(544)

Net income applicable to shares of common stock for earnings per share	1,550	3,129	7,284	7,791

Denominator:
Weighted average common shares outstanding — basic	31,586	30,865	31,276	30,767
Dilutive effect of:
Net issuable common share equivalents	30	—	10	—
Options and unvested restricted shares	864	490	910	515

Weighted average common shares outstanding — diluted	32,480	31,355	32,196	31,282

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS — UNAUDITED (Continued)
(in thousands, except per share data unless otherwise noted)
5. Comprehensive Income
The components of comprehensive income are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net Income	$2,141	$3,129	$7,828	$7,791
Translation adjustments	66	(166)	64	(79)
Unrealized gain (loss) on securities, (net of tax)	23	26	34	26

Total Other Comprehensive Income	$2,230	$2,989	$7,926	$7,738

6. Fair Value Measurements of Assets and Liabilities
The Company classifies marketable securities as available-for-sale. The fair value hierarchy established in the guidance adopted by the Company prioritizes the inputs used in valuation techniques into three levels as follows:
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

•	Level 3 — Unobservable inputs — include amounts derived from valuation models where one or more significant inputs are unobservable and require us to develop relevant assumptions.
The following is a summary of assets and liabilities held by the Company and their related classifications under the fair value hierarchy.

	September 30,	December 30,
	2010	2009
Level 1 (A)	$63,116	$89,924
Level 2 (B)	9,430	7,760
Level 3 (C)	(11,317)	—

Total	$61,229	$97,684

(A)	Level 1 assets include money market funds which are classified as cash equivalents.

(B)	Level 2 assets include certificates of deposit which are classified as marketable securities.

(C)	Level 3 liabilities includes the contingent consideration obligation which is classified as long term liabilities.
The Company utilizes the market approach to measure fair value for its financial assets. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets. The Company’s marketable securities investments classified as Level 2 primarily utilize broker quotes in a non-active market for valuation of these securities. No transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy occurred during the three months and nine months ended September 30, 2010.
The aggregate fair value of available for sale securities and aggregate amount of unrealized gains and losses for available for sale securities at September 30, 2010 were as follows:

		Aggregate Amount of
	Aggregate	Unrealized
	Fair Value	Gains	Losses
Due in one year or less	$1,726	$23	$—
Due after one year, less than five years	7,704	117	(3)

	$9,430	$140	$(3)

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
The Company determined the fair value of the contingent consideration obligation based on a probability-weighted income approach derived from quarterly revenue estimates and a probability assessment with respect to the likelihood of achieving the various earn-out criteria. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement. No changes in valuation techniques or inputs occurred during the three months and nine months ended September 30, 2010.
The changes in fair value of the Company’s Level 3 contingent consideration obligation during the nine months ended September 30, 2010 were as follows:

Level 3
Contingent consideration obligation related to acquisition of FusionOne as of July 19, 2010	$13,230
Fair value adjustment to contingent consideration included in net income	(1,968)
Earn-out compensation due to employees	55

Balance at September 30, 2010	$11,317

7. Acquisition
On July 19, 2010 the Company acquired 100% of FusionOne, Inc. a leader in mobile content transfer and synchronization software. The acquisition of FusionOne accelerates the Company’s overall connected device growth strategy and customer diversification efforts. Pursuant to the Agreement and Plan of Merger and Reorganization dated July 6, 2010 (the Merger Agreement), the Company paid approximately $32 million in cash and issued approximately 400 thousand common shares of the Company’s Common Stock valued at approximately $7.1 million based on the Company’s July 19, 2010 closing stock price per share, and potentially may make payments (“Earn-out”) totaling up to $35 million in cash and stock, based on achievements of certain financial targets for the period from July 1, 2010 through December 31, 2011. The maximum that could be paid to existing employees of FusionOne is $7 million and will be recorded as compensation expense over the service period.
Acquisition-related Costs
Acquisition-related costs recognized in the three and nine months ended September 30, 2010, including transaction costs such as legal, accounting, valuation and other professional services, were $2.4 million and $2.7 million, respectively.

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS — UNAUDITED (Continued)
(in thousands, except per share data unless otherwise noted)
The Earn-out acquisition date fair value of $13.2 million was determined based on a probability-weighted income approach derived from quarterly revenue estimates and a probability assessment with respect to the likelihood of achieving the various earn-out criteria. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement. For the three and nine months ended September 30, 2010, a change in the Earn-out fair value of $2.0 million was recorded as a credit in the consolidated statement of income. As of September 30, 2010, the preliminary range of outcomes and the assumptions used to develop the estimates had not changed significantly. The decrease in the fair value was due principally to FusionOne not achieving all of their quarterly metrics. Each reporting period, the Company will estimate the change in the fair value of the contingent consideration and any change in fair value will be recognized in the statement of income. The estimate of the fair value of the contingent consideration requires subjective assumptions to be made of various potential operating result scenarios. Future revisions to these assumptions could materially change the estimate of the fair value of the contingent consideration and therefore materially affect the Company’s future financial results.
During September 2010, in its efforts to improve efficiencies and better align its costs and structure for the future the Company communicated its decision to exit the activities of the Estonia operations and consolidate some functions in its corporate headquarters. The Company recorded charges of $335 thousand associated with these exit and restructure activities. These charges were recorded in research and development and selling, general and administrative costs in the Company’s consolidated financial statements of income. The Company plans to cease operations in Estonia on December 31, 2010.
The following table summarizes the acquisition-related costs, the fair value change in contingent consideration and the acquisition-related contingent consideration to be paid to the existing employees of FusionOne, recognized in the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Cost of services	$4	—	$4	$—
Research and development	162	—	162	—
Selling, general and administrative	2,626	—	2,940	—
Net change in contingent consideration obligation	(1,968)	—	(1,968)

Total acquisition-related costs and contingent consideration costs	$824	$—	$1,138	$—

Preliminary allocation of Consideration Transferred
Total estimated purchase price is summarized as follows:

July 19, 2010
Cash consideration	$32,172
Value of Synchronoss common stock issued	7,136
Estimated fair value of the Earn-out payments	13,230
Working Capital Deficiency	(346)

$52,192

The Company accounted for this business combination by applying the acquisition method, and accordingly, the preliminary estimated purchase price was allocated to the tangible assets and identifiable intangible assets acquired and liabilities assumed based upon their relative fair values. The excess of the purchase price over the net tangible and identifiable intangible assets and liabilities was recorded as goodwill. Goodwill associated with the acquisition of FusionOne is not tax deductible. The results of FusionOne’s operations have been included in the consolidated financial statements since the acquisition date. The Company is in the process of finalizing the purchase allocation and the value of contingent consideration, thus the provisional measures of contingent consideration, intangible assets, deferred income taxes and goodwill are subject to change. The Company expects the purchase price allocation will be finalized in 2011.

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS — UNAUDITED (Continued)
(in thousands, except per share data unless otherwise noted)
The following table summarizes the estimated fair values of the assets and liabilities assumed at the acquisition date. Estimates of both current and non-current deferred tax assets are subject to change, pending the finalization of certain tax returns:

July 19, 2010
Cash and cash equivalents	$1,286
Accounts receivable	261
Prepaid expenses and other assets	296
Property and equipment	609
Deferred tax assets, net	4,832
Intangible assets	32,700

Total identifiable assets acquired	39,984

Accounts payable and accrued liabilities	(1,988)
Captial lease	(154)
Deferred revenue	(3,400)

Total liabilities assumed	(5,542)

Net identifiable assets acquired	34,442

Goodwill	17,750

Net assets acquired	$52,192

Intangible Assets
The Company is amortizing the value of the trade name, technology, and customer relationships on a straight-line basis over an estimated useful life of 8, 10, and 16 years, respectively. Amortization expense related to the acquired intangible assets resulting from the FusionOne acquisition, which is included in depreciation and amortization expense, was approximately $525 thousand for the three and nine months ended September 30, 2010.
Intangible assets consist of the following (in thousands):

September 30, 2010
Intangible assets:
Trade name	$500
Accumulated amortization	(12)

Trade name, net	488

Technology	15,000
Accumulated amortization	(299)

Technology, net	14,701

Customer relationships	17,200
Accumulated amortization	(214)

Customer relationships, net	16,986

Intangibles assets, net	$32,175

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS — UNAUDITED (Continued)
(in thousands, except per share data unless otherwise noted)
Deferred Revenues
In connection with the purchase price allocation, the Company estimated the fair value of the service obligations assumed from FusionOne as a consequence of the acquisition. The estimated fair value of the service obligations was determined using a cost build-up approach. The cost build-up approach determines fair value by estimating the costs relating to fulfilling the obligations plus a normal profit margin of a market participant. The estimated costs to fulfill the service obligations were based on the historical direct costs and indirect costs related to FusionOne’s service agreements with its customers. The Company recorded $3.4 million of deferred revenue to reflect the estimate of the fair value of FusionOne’s service obligations assumed.
Pro forma
The following unaudited pro forma financial information reflects the consolidated results of operations of Synchronoss as if the acquisition of FusionOne had taken place on January 1, 2010 and January 1, 2009. The pro forma information includes adjustments for the amortization of intangible assets. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transaction been effected on the assumed date.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net sales	44,742	34,829	127,012	99,078
Net earnings	3,078	(2,373)	4,547	(8,098)
Diluted earnings per common share	0.09	(0.08)	0.14	(0.26)
8. Stockholders’ Equity
Stock Options
The Company uses the Black-Scholes option pricing model for determining the estimated fair value for stock-based awards. The weighted-average assumptions used in the Black-Scholes option pricing model are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Expected stock price volatility	62%	63%	62%	62%
Risk-free interest rate	2.44%	2.76%	2.52%	2.85%
Expected life of options (in years)	4.87	4.89	4.89	4.91
Expected dividend yield	0%	0%	0%	0%
The weighted-average fair value (as of the date of grant) of the options granted was $9.57 and $6.11 per share for the three months ended September 30, 2010 and 2009, respectively, and $10.07 and $6.09 for the nine months ended September 30, 2010 and 2009, respectively. During the three months ended September 30, 2010 and 2009, the Company recorded total pre-tax stock-based compensation expense of $3.2 million ($2.3 million after tax or $0.07 per diluted share) and $2.1 million ($1.5 million after tax or $0.05 per diluted share), respectively, which includes fair value for equity awards issued after January 1, 2006. During the nine months ended September 30, 2010 and 2009, the Company recorded total pre-tax stock-based compensation expense of $8.8 million ($6.0 million after tax or $0.19 per diluted share) and $6.0 million ($4.2 million after tax or $0.14 per diluted share), respectively, which includes both intrinsic value for equity awards issued prior to 2006 and fair value for equity awards issued after January 1, 2006. The total stock-based compensation cost related to non-vested equity awards not yet recognized as an expense as of September 30, 2010 was approximately $22.9 million. That cost is expected to be recognized over a weighted-average period of approximately 2.84 years.

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS — UNAUDITED (Continued)
(in thousands, except per share data unless otherwise noted)
The following table summarizes information about stock options outstanding:

	Options Outstanding
			Option	Weighted-
	Shares	Number	Exercise Price	Average
	Available	of	per Share	Exercise
	for Grant	Shares	Range	Price
Balance at December 31, 2009	310	4,623	$0.29 – 38.62	$13.44
Options granted	(1,152)	1,152	$15.89 – 20.91	$19.72
Options exercised	—	(278)	$0.29 – 17.90	$9.58
Options forfeited	70	(122)	$10.27 – 38.62	$17.31
Expansion of pool in May 2010	3,000	—
Expansion of pool in Aug. 2010	414	—

Balance at September 30, 2010	2,642	5,375	$0.29 – 38.62	$14.89

A summary of the Company’s non-vested restricted stock at September 30, 2010, and changes during the nine months ended September 30, 2010, is presented below:

Number of
Non-Vested Restricted Stock	Awards
Non-vested at January 1, 2010	114
Granted	37
Vested	(42)
Forfeited	—

Non-vested at September 30, 2010	109

On August 3, 2010, the Company’s Board of Directors granted equity awards made to one hundred three employees and one newly appointed executive officer of the Company. Pursuant to NASDAQ Listing Rule 5635(c)(4), the equity awards were granted under the Synchronoss Technologies, Inc. 2010 New Hire Equity Incentive Plan, which the Board of Directors adopted to facilitate the granting of equity awards as an inducement to new employees to join Synchronoss. In accordance with Nasdaq rules, these grants were made under a stock incentive plan without stockholder approval.
9. Income Taxes
The Company’s effective tax rate was approximately 32.4% and approximately 39.9% during the three months ended September 30, 2010 and 2009, respectively. The Company reviews the expected annual effective income tax rate and makes changes on a quarterly basis as necessary based on certain factors such as changes in forecasted annual operating income, changes to the actual and forecasted permanent book-to-tax differences, or changes resulting from the impact of a tax law change. The Company’s effective tax rate is lower than its US federal statutory rate due to taxes in foreign jurisdictions where the rate is lower than the US federal statutory rate offset by increases in its allocation to states with higher income taxes. Additionally, the Company received benefits from discrete items during the quarter as described below.

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS — UNAUDITED (Continued)
(in thousands, except per share data unless otherwise noted)
The Company received a benefit due to the fair market value adjustment for the contingent consideration obligation related to the Earn-out for the FusionOne equity holders. The Company expects to be exposed to fluctuations in its effective rate during the Earn-out period for the contingent consideration liability. Due to the nature of this transaction the Company may experience significant adjustments to fair value of the contingent consideration obligation depending on the outcome of the quarterly achievements. In addition, the Company received a benefit due to the reduction in our uncertain tax position reserve.
A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

Unrecognized tax benefit at December 31, 2009	$993
Additions for tax positions of prior periods	52
Decreases for tax positions of prior periods	(99)
Reductions related to the expiration of statutes of limitations	(460)

Unrecognized tax benefit at September 30, 2010	$486

These benefits were partially offset by the tax impact of the non-deductible transaction costs related to the FusionOne acquisition. Also, the Company had a tax rate increase primarily resulting from the expiration of the tax holiday in India and increased state taxes due to more contracts being performed in those locations.
During the three months ended September 30, 2010 and 2009, the Company recognized approximately $1.0 million and $2.1 million, respectively, in related tax expense. During the nine months ended September 30, 2010 and 2009, the Company recognized approximately $4.7 million and $5.3 million in related tax expense, respectively.
10. Capital Transactions
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
11. Legal Matters
On September 5, 2008, September 18, 2008, and September 23, 2008, three complaints were filed against the Company and certain of its officers and directors in the United States District Court for the District of New Jersey purportedly on behalf of a class of shareholders who purchased the Company’s common stock between February 4, 2008 and June 9, 2008 (the “Securities Law Actions”). The complaints were consolidated and an amended complaint was filed by the plaintiffs on March 13, 2009. The plaintiffs in each complaint asserted claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. They alleged that certain of the Company’s public disclosures regarding its financial prospects during the proposed class period were false and/or misleading. The principal allegation set forth in each complaint was that the Company issued misleading statements concerning its business prospects relating to the activation of Apple Inc.’s iPhone product. On April 7, 2010, the Court granted the Company’s Motion to Dismiss all of the claims against all of the defendants without prejudice. On August 9, 2010, the parties filed a notice of voluntary dismissal with prejudice, noting that the plaintiff was dismissing the case without receiving payment of any kind.

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS — UNAUDITED (Continued)
(in thousands, except per share data unless otherwise noted)
On October 23, 2008 and November 3, 2008, complaints were filed in the state court of New Jersey (the “State Derivative Suit”) and the United States District Court for the District of New Jersey (the “Federal Derivative Suit”) against certain of the Company’s officers and directors, purportedly derivatively on behalf of the Company (collectively, the “Derivative Suits”). The Complaints in the Derivative Suits assert that the named officers and directors breached their fiduciary duties and other obligations in connection with the disclosures that also are the subject of the Securities Law Actions described above. The Company is also named as a nominal defendant in the Derivative Suits, although the lawsuits are derivative in nature and purportedly asserted on the Company’s behalf. The plaintiffs seek compensatory damages, costs, fees, and other relief within the Court’s discretion. On October 20, 2010, the parties to the Federal Derivative Suit filed a notice of voluntary dismissal with prejudice as to the named plaintiff, noting that the plaintiff was dismissing the case without receiving payment of any kind. The proceedings in the State Derivative Suit are currently subject to a stay order. Due to the inherent uncertainties of litigation, the Company cannot predict the outcome of the State Derivative Suit at this time, and the Company can give no assurance that the claims in these complaints will not have a material adverse effect on its financial position or results of operations.
12. Subsequent Events Review
The Company has evaluated subsequent events and transactions through the filing date.

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
Overview
We are a leading provider of on-demand transaction management platforms that enable communications service providers (CSPs), cable operators/ multi-services operators (MSOs), original equipment manufacturers (OEMs) with embedded connectivity (e.g. smartphones, laptops, netbooks and mobile Internet devices, among others), e-Tailers/retailers and other customers to accelerate and monetize their go-to-market strategies for connected devices. This includes automating subscriber activation, order management and service provisioning from any channel (e.g., e-commerce, telesales, customer stores, indirect and other retail outlets, etc.) to any communication service (e.g., wireless(2G, 3G, 4G), high speed access, local access, IPTV, cable, satellite TV, etc.) across any connected device type and content transfer. Our ConvergenceNow ®, ConvergenceNow ® Plus + and InterconnectNow TM platforms provide end-to-end seamless integration between customer-facing channels/applications, communication services, or devices and “back-office” infrastructure-related systems and processes. Our customers rely on our cloud-based solutions and technology to automate the process of activating customers while delivering additional communication services, including new service offerings and ongoing customer care. Our platforms are designed to be flexible and scalable to enable multiple converged communication services to be managed across multiple distribution channels allowing us to meet the rapidly changing and converging services and connected devices offered by our customers. We enable our customers to acquire, retain and service subscribers quickly, reliably and cost-effectively by simplifying the processes associated with managing the customer experience for ordering and activating connected devices and services through the use of our platforms.
On July 19, 2010 we acquired FusionOne, Inc. and its subsidiary, FusionOne Esti ou (“Estonia”) (collectively, “FusionOne”) for approximately $32 million in cash and issued approximately 400 thousand common shares of our Common Stock. FusionOne was incorporated in Delaware on May 19, 1998 and began operations on November 4, 1998 (inception). FusionOne provides internet synchronization technology and marketing services that make information access seamless and simple across multiple communications and computing devices across both compatible and traditionally incompatible systems. In addition, FusionOne has expanded its technology to provide personal content management applications for mobile phone users which includes affordable backup of the user’s address book, calendar, pictures and downloaded content.
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

Revenues
We generate a substantial portion of our revenues on a per-transaction basis, most of which is derived from contracts that extend up to 60 months from execution. For the three months ended September 30, 2010 and 2009, we derived approximately 76% and 83%, respectively, of our revenues from transactions processed. The remainder of our revenues was generated by professional services, licenses and subscriptions.
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
We currently derive a significant portion of our revenues from one customer, AT&T. For the three months ended September 30, 2010, AT&T accounted for approximately 62% of our revenues compared to 67% for the three months ended September 30, 2009. Our agreement with AT&T was renewed effective January 1, 2009 and runs through December of 2011. AT&T may renew this agreement for two additional one year periods. This agreement defines the work activities, transaction pricing, forecasting process, service level agreements and remedies associated with certain services performed by us for AT&T’s ecommerce organization. The agreement provides for AT&T to pay us (i) a monthly hosting fee, (ii) a fee based on the number of transactions processed through our technology platform, (iii) a fee based on manual processing services and (iv) for professional services rendered by us. A copy of this agreement has been previously filed with the Securities & Exchange Commission.
Our five largest customers, for the three months ending September 30, 2010 were AT&T, Frontier Communications, Level 3, Time Warner Cable, and Verizon, which accounted for approximately 84% of our revenues, compared to 87% of our revenues from our five largest customers, AT&T, Comcast, Level 3, Time Warner Cable, and Vonage, for the three months ended September 30, 2009. See “Risk Factors” for certain matters bearing risks on our future results of operations.
Costs and Expenses
Our costs and expenses consist of cost of services, research and development, selling, general and administrative, depreciation and amortization, change in contingent consideration and interest and other expense.
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
Depreciation and amortization relates to our property and equipment and includes our network infrastructure and facilities. Amortization relates to the trademarks, customer lists and technology acquired from Wisor in 2008 and from FusionOne in 2010.
Net change in contingent consideration obligation consists of the changes to the fair value estimate of the obligation to the FusionOne former equity holders. The estimate is based on the weighted probability achievements of certain financial targets for the period from July 1, 2010 through December 31, 2011.
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
There were no significant changes in our critical accounting policies and estimates discussed in our Form 10-K during the three months ended September 30, 2010. In addition, our preliminary estimates of purchase price allocation and valuation of contingent consideration is subject to estimates as discussed in Note 7. We are in the process of finalizing these preliminary estimates, thus the amounts recorded are subject to change, and these changes could be material. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2009 for a more complete discussion of our critical accounting policies and estimates.

Results of Operations
Three months ended September 30, 2010 compared to the three months ended September 30, 2009
The following table presents an overview of our results of operations for the three months ended September 30, 2010 and 2009.

	Three Months Ended				Three Months Ended
	September 30,				September 30,
	2010		2009		2010 vs 2009
	$	% of Revenue	$	% of Revenue	$ Change	% Change
	(in thousands)
Net revenue	$44,456	100.0%	$33,097	100.0%	$11,359	34.3%

Cost of services*	22,983	51.7%	16,790	50.7%	6,193	36.9%
Research and development	7,569	17.0%	3,243	9.8%	4,326	133.4%
Selling, general and administrative	10,465	23.5%	5,561	16.8%	4,904	88.2%
Net change in contingent consideration obligation	(1,968)	(4.4%)	—	—	(1,968)	(100.0%)
Depreciation and amortization	2,606	5.9%	2,154	6.5%	452	21.0%

	41,655	93.7%	27,748	83.8%	13,907	50.1%

Income from operations	$2,801	6.3%	$5,349	16.2%	$(2,548)	(47.6%)

*	Cost of services excludes depreciation and amortization which is shown separately.
Net Revenue. Net revenues increased $11.4 million to $44.5 million for the three months ended September 30, 2010, compared to the same period in 2009. This increase was due primarily to increased transaction volumes and expansion into new programs from our AT&T and Time Warner Cable relationships and due to our FusionOne acquisition which contributed additional revenues this quarter. Net revenues related to AT&T increased $5.2 million to $27.4 million for the three months ended September 30, 2010 compared to the same period in 2009. AT&T represented 62% of our revenues for the three months ended September 30, 2010, compared to 67% for the three months ended September 30, 2009. Net revenues outside of AT&T generated $17.1 million of our revenues during the three months ended September 30, 2010 as compared to $10.9 million during the three months ended September 30, 2009. Net revenues outside of AT&T represented 38% and 33% of our revenues during the three months ended September 30, 2010 and 2009, respectively. Transaction revenues recognized for the three months ended September 30, 2010 and 2009 represented 76% or $33.8 million and 83% or $27.5 million of net revenues, respectively. Professional service revenues as a percentage of sales were 16% or $6.9 million for the three months ended September 30, 2010, compared to 16% or $5.4 million for the previous three months ended September 30, 2009. As a result of the FusionOne acquisition, license and Subscription revenue increased $3.5 million to 8% or 3.7 million for the three months ended September 30, 2010 as compared to the same period in 2009.
Expense
Cost of Services. Cost of services increased $6.2 million to $23.0 million for the three months ended September 30, 2010, compared to the same period in 2009, due primarily to an increase of $3.1 million for outside consultants related to growth in existing and new programs with our customers. There was an increase of $1.6 million in our personnel and related costs and an increase of $557 thousand in stock-based compensation. The increase in personnel and related costs and stock-based compensation was due primarily to the continued expansion of programs which have led to an increase in headcount. Also contributing to the increase in cost of services was $1.2 million in telecommunication and facility costs related to the increased call volume and capacity associated with our data facilities and our expansions related to the FusionOne acquisition offset by a decrease of $390 thousand in license fees related to our 2009 ATG license purchase. Additionally there was an increase in travel costs of $74 thousand related to our global and domestic expansion. Cost of services as a percentage of revenues increased to 51.7% for the three months ended September 30, 2010, as compared to 50.7% for the three months ended September 30, 2009.

Research and Development. Research and development expense increased $4.3 million to $7.6 million for the three months ended September 30, 2010, compared to the same period in 2009, due primarily to the acquisition of FusionOne. We had an increase of $2.1 million in our personnel and related costs and an increase of $341 thousand in stock-based compensation. The increase in personnel and related costs and stock-based compensation was due to an increase in headcount primarily as a result of the FusionOne acquisition. Also included in the increase in personnel and related costs and in stock-based compensation costs were costs of $29 thousand related to the employee Earn-out achieved in the three months ended September 30, 2010. In addition there was an increase of $1.3 million in professional services augmenting our staff related to the development of new technologies and an increase of $358 thousand in telecommunication and facility costs related to the increase in headcount and the utilization of our expanded resources. In the three months ended September 30, 2010 there were restructuring and exit activity costs of $133 thousand related to the exit activities of the Estonia operations. Research and development expense as a percentage of revenues increased to 17.0% for the three months ended September 30, 2010 as compared to 9.8% for the three months ended September 30, 2009.
Selling, General and Administrative. Selling, general and administrative expense increased $4.9 million to $10.5 million for the three months ended September 30, 2010, compared to the same period in 2009 primarily due to the acquisition of FusionOne including acquisition related fees of $2.4 million for investment banking and professional services. We had increases in our personnel and related costs of $1.6 million, stock-based compensation expense of $244 thousand, consulting costs of $148 thousand, franchise taxes and other taxes of $158 thousand, an increase in professional services of $48 thousand, an increase in telecommunication and facility costs of $73 thousand, and an increase in our bad debt expense of $34 thousand. The increase in personnel and related and stock-based compensation costs was primarily due to an increase in headcount from the FusionOne acquisition. Also included in the increase in personnel and related costs and in stock-based compensation costs were costs of $22 thousand related to the employee Earn-out achieved in the three months ended September 30, 2010. In the three months ended September 30, 2010 there were restructure and exit activity costs of $202 thousand related to the consolidation of FusionOne into Synchronoss. Selling, general and administrative expense as a percentage of revenues increased to 23.5% for the three months ended September 30, 2010, compared to 16.8% for the three months ended September 30, 2009.
Depreciation and amortization. Depreciation and amortization expense increased $452 thousand to $2.6 million for the three months ended September 30, 2010, compared to the same period in 2009, primarily related to the amortization of our newly acquired intangible assets of FusionOne by the completion of the depreciation of certain assets which have, for accounting purposes, reached the end of their respective useful lives. Depreciation and amortization expense as a percentage of revenues decreased to 5.9% for the three months ended September 30, 2010, as compared to 6.5% for the same period in 2009. The decrease in percentage was the result of a higher revenue base as compared to the same period in 2009.
Net change in contingent consideration obligation. The fair value change in the contingent consideration liability related to the FusionOne former equity holders resulted in a credit to expenses of $2.0 million for the three months ended September 30, 2010. The decrease in the estimate of the fair value is due principally to FusionOne not achieving all of their quarterly metrics. As of September 30, 2010 the range of outcomes and the assumptions used to develop the estimates for the remaining Earn-out period had not changed significantly.
Income from Operations. Income from operations decreased $2.5 million to $2.8 million for the three months ended September 30, 2010, compared to the same period in 2009. This decrease was due primarily to the costs associated with the July 19, 2010 acquisition of FusionOne and our increased investments in our research and development staff. Income from operations decreased as a percentage of revenues to 6.3% for the three months ended September 30, 2010, as compared to 16.2% for the three months ended September 30, 2009.
Interest and other income. Interest and other income increased $600 thousand to $706 thousand for the three months ended September 30, 2010, compared to the same period in 2009. Interest and other income increased primarily due to other income from insurance claim proceeds received offset by decreased interest income due to decreased cash balances and rates on our investments.
Interest and other expense. Interest expense and other expense increased $92 thousand to $342 thousand for the three months ended September 30, 2010, compared to the same period in 2009. Interest and other expense increased primarily due to currency fluctuations related to the settlement of our customer account sales. During three months ended September 30, 2010 and 2009 we recognized $229 thousand and $220 thousand, respectively, of interest expense related to the Bethlehem facility lease.

Income Tax. Our effective tax rate was approximately 32.4% and approximately 39.9% during the three months ended September 30, 2010 and 2009, respectively. We review the expected annual effective income tax rate and make changes on a quarterly basis as necessary based on certain factors such as changes in forecasted annual operating income, changes to the actual and forecasted permanent book-to-tax differences, or changes resulting from the impact of a tax law change. Our effective tax rate is lower than our US federal statutory rate due to taxes in foreign jurisdictions where the rate is lower than the US federal statutory rate offset by increases in our allocation to states with higher income taxes. Additionally, we received benefits from discrete items during the quarter as described below.
We received a benefit due to our fair market value adjustment for the contingent consideration obligation related to the Earn-out for the FusionOne equity holders. We expect to be exposed to fluctuations in our effective rate during the Earn-out period for our contingent consideration liability. Due to the nature of this transaction we may experience significant adjustments to fair value of the contingent consideration obligation depending on the outcome of the quarterly achievements. In addition, we received a benefit due to the reduction in our uncertain tax position reserve.
A reconciliation of the beginning and ending amounts of unrecognized tax benefits for the three months ended September 30, 2010 is as follows:

Unrecognized tax benefit at June 30, 2010	$1,012
Additions for tax positions of prior periods	33
Decreases for tax positions of prior periods	(99)
Reductions related to the expiration of statutes of limitations	(460)

Unrecognized tax benefit at September 30, 2010	$486

These benefits were partially offset by the tax impact of the non-deductible transaction costs related to the FusionOne acquisition. Also, we had a tax rate increase primarily resulting from the expiration of the tax holiday in India and increased state taxes due to more contracts being performed in those locations.
During the three months ended September 30, 2010 and 2009, we recognized approximately $1.0 million and $2.1 million, respectively, in related tax expense.
Results of Operations
Nine months ended September 30, 2010 compared to the nine months ended September 30, 2009
The following table presents an overview of our results of operations for the nine months ended September 30, 2010 and 2009.

	Nine Months Ended				Nine Months Ended
	September 30,				September 30,
	2010		2009		2010 vs 2009
	$	% of Revenue	$	% of Revenue	$ Change	% Change
	(in thousands)
Net revenue	$116,738	100.0%	$93,204	100.0%	$23,534	25.2%

Cost of services*	59,638	51.1%	47,179	50.6%	12,459	26.4%
Research and development	16,760	14.4%	9,359	10.0%	7,401	79.1%
Selling, general and administrative	23,310	20.0%	17,218	18.5%	6,092	35.4%
Net change in contingent consideration obligation	(1,968)	(1.7%)	—	—	(1,968)	(100.0%)
Depreciation and amortization	6,459	5.5%	6,264	6.7%	195	3%

	104,199	89.3%	80,020	85.9%	24,179	30.2%

Income from operations	$12,539	10.7%	$13,184	14.1%	$(645)	(4.9%)

*	Cost of services excludes depreciation and amortization which is shown separately.
Net Revenue. Net revenues increased $23.5 million to $116.7 million for the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009. This increase was due primarily to increased transaction volumes and expansion into new programs from our customers as well as the acquisition of FusionOne. Net revenues related to AT&T increased $14.3 million to $75.1 million for the nine months ended September 30, 2010 compared to the same period in 2009. AT&T represented 64% and 65% of our revenues for the nine months ended September 30, 2010 and 2009, respectively. Net revenues outside of AT&T increased $9.2 million to $41.6 million for the nine months ended September 30, 2010, as compared to $32.4 million during the nine months ended September 30, 2009. Net revenues outside of AT&T represented 36% and 35% of our revenues during the nine months ended September 30, 2010 and 2009, respectively. Transaction revenues recognized for the nine months ended September 30, 2010 and 2009 represented 79% or $91.6 million and 84% or $77.8 million of net revenues, respectively. Professional service revenues increased as a percentage of sales to 18% or $20.5 million for the nine months ended September 30, 2010, compared to 16% or $14.7 million for the previous nine months ended September 30, 2009. License and Subscription revenues increased $3.9 million to 4% or $4.6 million for the nine months ended September 30, 2010 as compared to the same period in 2009 due to our FusionOne acquisition.

Expense
Cost of Services. Cost of services increased $12.5 million to $59.6 million for the nine months ended September 30, 2010, compared to the same period in 2009, due primarily to an increase of $3.8 million in personnel and related costs and an increase of $1.3 million in stock-based compensation. The increase in personnel and related costs and stock-based compensation was due primarily to an increase in headcount to support the growth of existing and new programs. There was an increase of $5.0 million for outside consultants related to growth in programs with existing customers. There was an increase of $2.4 million in telecommunication and facility costs related to the increased call volume and capacity associated with our data facilities and our expansions related to the FusionOne acquisition offset by a decrease of $390 thousand in license fees related to our 2009 ATG license purchase. Additionally there was an increase in travel costs of $281 thousand related to our global and domestic expansion. Cost of services as a percentage of revenues increased to 51.1% for the nine months ended September 30, 2010, as compared to 50.6% for the nine months ended September 30 2009.
Research and Development. Research and development expense increased $7.4 million to $16.8 million for the nine months ended September 30, 2010, compared to the same period in 2009, due primarily to the acquisition of FusionOne. We had an increase of $3.6 million in our personnel and related costs and an increase of $758 thousand in stock based compensation due to increase in headcounts resulting from continued growth and the FusionOne acquisition. Also included the increase in personnel and related costs and in stock-based compensation costs were costs of $29 thousand related to the employee Earn-out achieved in the three months ended September 30, 2010. Contributing to the increase was $2.2 million in professional services related to the development of new technologies and an increase of $751 thousand in telecommunication and facility costs related to the increase in headcount and the utilization of our expanded resources. In the nine months ended September 30, 2010 there were restructuring and exit activity costs of $133 thousand related to the exit activities of the Estonia operations. Research and development expense as a percentage of revenues increased to 14.4% for the nine months ended September 30, 2010 as compared to 10.0% for the nine months ended September 30, 2009.
Selling, General and Administrative. Selling, general and administrative expense increased $6.1 million to $23.3 million for the nine months ended September 30, 2010, compared to the same period in 2009 due to $2.7 million of investment banking and professional services fees associated with the acquisition of FusionOne on July 19, 2010. We had increases in our personnel and related costs of $2.0 million and stock-based compensation expense of $743 thousand, consulting costs of $357 thousand and marketing costs of $322 thousand, an increase in franchise and other taxes of $207 thousand, and an increase in our bad debt expense of $126 thousand. The increase in personnel and related and stock-based compensation costs was primarily due to an increase in headcount primarily as a result of our continued growth and the FusionOne acquisition. Also included in the increase in personnel and related costs and in stock-based compensation costs were costs of $22 thousand related to the employee Earn-out achieved in the nine months ended September 30, 2010. The consulting and marketing costs increases relate to our expanded business development and marketing activities. These expenses were offset by decreases in professional services of $448 thousand, telecommunication and facility costs of $70 thousand, company meetings of $58 thousand, and $49 thousand in other costs. The decrease in professional services relates to a reduction in legal fees and the decrease in telecommunication and facility costs was primarily due to a reduction in services. In the nine months ended September 30, 2010 there were restructure and exit activity costs of $202 thousand related to the consolidation of FusionOne into Synchronoss. Selling, general and administrative expense as a percentage of revenues increased to 20.0% for the nine months ended September 30, 2010, compared to 18.5% for the nine months ended September 30 2009.
Depreciation and amortization. Depreciation and amortization expense increased $195 thousand to $6.5 million for the nine months ended September 30, 2010, compared to the same period in 2009, related to the amortization of our newly acquired intangible assets of FusionOne and by the completion of the depreciation of certain assets which, for accounting purposes, have reached the end of their respective lives. Depreciation and amortization expense as a percentage of revenues decreased to 5.5% for the nine months ended September 30, 2010, as compared to 6.7% for the same period in 2009. The decrease in percentage was a result of a higher revenue base as compared to the same period 2009.
Net change in contingent consideration obligation. The fair value change in the contingent consideration liability related to the FusionOne former equity holders resulted in a credit to expenses of $2.0 million for the nine months ended September 30, 2010. The decrease in the estimate of the fair value is due principally to FusionOne not achieving all of their quarterly metrics. As of September 30, 2010 the range of outcomes and the assumptions used to develop the estimates for the remaining Earn-out period had not changed significantly.

Income from Operations. Income from operations decreased $645 thousand to $12.5 million for the nine months ended September 30, 2010, compared to the same period in 2009. This decrease was due primarily to the costs associated with the July 19, 2010 acquisition of FusionOne and increased investments in our research and development staff and related costs. Income from operations decreased as a percentage of revenues to 10.7% for the nine months ended September 30, 2010, as compared to 14.1% for the nine months ended September 30, 2009.
Interest and other income. Interest and other income increased $482 thousand to $940 thousand for the nine months ended September 30, 2010, compared to the same period in 2009. Interest and other income increased primarily due to proceeds from insurance claims offset by decreased interest income due to decreased cash balances and lower rates on our investments.
Interest and other expense. Interest expense and other expense increased $363 thousand to $909 thousand for the nine months ended September 30, 2010, compared to the same period in 2009. Interest and other expense increased primarily due to the lease financing obligation related to our Pennsylvania facility that began in April 2009. During nine months ended September 30, 2010 and 2009 we recognized $684 thousand and $447 thousand, respectively, of interest expense related to the facility lease.
Income Tax. Our effective tax rate was approximately 37.7% and approximately 40.5% during the nine months ended September 30, 2010 and 2009, respectively. We review the expected annual effective income tax rate and make changes on a quarterly basis as necessary based on certain factors such as changes in forecasted annual operating income, changes to the actual and forecasted permanent book-to-tax differences, or changes resulting from the impact of a tax law change. Our effective tax rate is lower than our US federal statutory rate due to taxes in foreign jurisdictions where the rate is lower than the US federal statutory rate offset by increases in our allocation to states with higher income taxes. Additionally, we received benefits from discrete items during the nine months ended September 30, 2010, as described below.
We received a benefit due to our fair market value adjustment for the contingent consideration obligation related to the Earn-out for the FusionOne equity holders. We expect to be exposed to fluctuations in our effective rate during the Earn-out period for our contingent consideration liability. Due to the nature of this transaction we may experience significant adjustments to fair value of the contingent consideration obligation depending on the outcome of the quarterly achievements. In addition, we received a benefit due to the reduction in our uncertain tax position reserve.
A reconciliation of the beginning and ending amounts of unrecognized tax benefits for the nine months ended September 30, 2010 is as follows:

Unrecognized tax benefit at December 31, 2009	$993
Additions for tax positions of prior periods	52
Decreases for tax positions of prior periods	(99)
Reductions related to the expiration of statutes of limitations	(460)

Unrecognized tax benefit at September 30, 2010	$486

These benefits were partially offset by the tax impact of the non-deductible transaction costs related to the FusionOne acquisition. Also, we had a tax rate increase primarily resulting from the expiration of the tax holiday in India and increased state taxes due to more contracts being performed in those locations.
During the nine months ended September 30, 2010 and 2009, we recognized approximately $4.7 million and $5.3 million in related tax expense, respectively.
Liquidity and Capital Resources
Our principal source of liquidity has been cash provided by operations. Our cash, cash equivalents and marketable securities balance was $72.5 million at September 30, 2010, a decrease of $25.1 million as compared to the end of 2009. This decrease was primarily due to the $32 million in cash used for the purchase of FusionOne. We anticipate that our principal uses of cash in the future will be to fund the expansion of our business through both organic growth as well as possible acquisition activities and the expansion of our customer base internationally. Uses of cash will also include facility expansion, capital expenditures and working capital.
Discussion of Cash Flows
Cash flows from operations. Net cash provided by operating activities for the nine months ended September 30, 2010 was $9.7 million, as compared to $17.0 million for the nine months ended September 30, 2009. Our primary uses of cash from operating activities are for personnel related expenditures and outside consultants. We also make cash payments related to taxes and leased facilities. During the nine months ended September 30, 2010 we also made payments of approximately $2.7 million related to our FusionOne related acquisition transaction costs. The decrease in net cash provided by operating activities for the nine months ended September 30, 2010 of $7.3 million as compared to the same period in 2009 is due to the change in working capital which included a $9.3 million increase in our accounts receivable balance as our collection of customer accounts only partially offset the increase of $23.5 million in customer sales and a $2.0 million increase in our accounts payable and accrued expenses.

Cash flows from investing. Net cash used in investing activities for the nine months ended September 30, 2010 was $39.3 million, as compared to $11.4 million for the nine months September 30, 2009. The primary use of cash was $30.8 million used in the July 19, 2010 acquisition of FusionOne net of cash acquired. In addition there was $7.3 million used to purchase property and equipment primarily related to our continued investments in our global information technology and business system infrastructure. We also used $1.6 million related to the purchases and maturity of our marketable securities available for sale.
Cash flows from financing. Net cash provided by financing activities for the nine months ended September 30, 2010 was $2.7 million, as compared to $1.0 million for the nine months ended September 30, 2009. The increase was due to the increase in proceeds from the exercise of stock options and an increase in the tax benefit from the exercise of stock options, offset by payments on our capital obligation related to our data facility in the nine months ended September 30, 2010.
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
Off-Balance Sheet Arrangements
We had no off-balance sheet arrangements as of September 30, 2010 and December 31, 2009.

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
Foreign Currency Exchange Risk
We conduct business outside the U.S. in several currencies including the British Pound Sterling, Euro, Indian Rupee, and Estonian Kroons. The financial statements of these foreign subsidiaries are translated into U.S. dollars using period-end rates of exchange for assets and liabilities and average rates for the period for revenues and expenses.
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

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures.
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2010. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of September 30, 2010, the end of the period covered by this quarterly report, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
Changes in internal controls over financial reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 that was conducted during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
On September 5, 2008, September 18, 2008, and September 23, 2008, three complaints were filed against us and certain of our officers and directors in the United States District Court for the District of New Jersey purportedly on behalf of a class of shareholders who purchased our common stock between February 4, 2008 and June 9, 2008 (the “Securities Law Actions”). The complaints were consolidated and an amended complaint was filed by the plaintiffs on March 13, 2009. The plaintiffs in each complaint asserted claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. They alleged that certain of our public disclosures regarding its financial prospects during the proposed class period were false and/or misleading. The principal allegation set forth in each complaint was that we issued misleading statements concerning its business prospects relating to the activation of Apple Inc.’s iPhone product. On April 7, 2010, the Court granted our Motion to Dismiss all of the claims against all of the defendants without prejudice. On August 9, 2010, the parties filed a notice of voluntary dismissal with prejudice, noting that the plaintiff was dismissing the case without receiving payment of any kind.
On October 23, 2008 and November 3, 2008, complaints were filed in the state court of New Jersey (the “State Derivative Suit”) and the United States District Court for the District of New Jersey (the “Federal Derivative Suit”) against certain of our officers and directors, purportedly derivatively on our behalf (collectively, the “Derivative Suits”). The Complaints in the Derivative Suits assert that the named officers and directors breached their fiduciary duties and other obligations in connection with the disclosures that also are the subject of the Securities Law Actions described above. We were also named as a nominal defendant in the Derivative Suits, although the lawsuits are derivative in nature and purportedly asserted on our behalf. The plaintiffs seek compensatory damages, costs, fees, and other relief within the Court’s discretion. On October 20, 2010, the parties to the Federal Derivative Suit filed a notice of voluntary dismissal with prejudice as to the named plaintiff, noting that that the plaintiff was dismissing the case without receiving payment of any kind. The proceedings in the State Derivative Suit are currently subject to a stay order. Due to the inherent uncertainties of litigation, we cannot predict the outcome of the State Derivative Suit at this time, and we can give no assurance that the claims in these complaints will not have a material adverse effect on its financial position or results of operations.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
Use of Proceeds
On June 14, 2006, our Registration Statement on Form S-1 (File No. 333-132080) relating to the IPO was declared effective by the SEC. The managing underwriters of our IPO were Goldman, Sachs & Co., Deutsche Bank Securities Inc. and Thomas Weisel Partners LLC. On June 20, 2006, we closed the sale of 6,532,107 shares of common stock in our IPO for net proceeds to us of $45.7 million. In July 2006, we sold an additional 959,908 shares of common stock upon the exercise of an over-allotment option granted to the underwriters for net proceeds to us of $7.1 million. No offering expenses were paid directly or indirectly to any of our directors or officers or persons owning ten percent or more of any class of our equity securities or to any other affiliates. We have invested our net proceeds of the offering in money market funds pending their use to fund our expansion. Part of our current growth strategy is to further penetrate the North American markets and expand our customer base internationally. We anticipate that a portion of the proceeds of the offering will enable us to finance this expansion. In addition, we could continue to use portions of the proceeds of our IPO to make strategic investments in, or pursue acquisitions of, other businesses, products or technologies.
On July 19, 2010 we acquired 100% of the capital stock of FusionOne, Inc. a leader in mobile content transfer and synchronization software. The acquisition of FusionOne accelerates our overall connected device growth strategy and customer diversification efforts. Pursuant to the Agreement and Plan of Merger and Reorganization dated July 6, 2010 (the Merger Agreement), we paid approximately $32 million in cash and issued approximately 400 thousand common shares of our Common Stock valued at approximately $7.1 million based on our July 19, 2010 closing stock price per share, and potentially may make payments totaling up to $35 million in cash and stock, based on achievements of certain financial targets for the period from July 1, 2010 through December 31, 2011.
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
November 4, 2010