Form 10-K
period 2010-12-31
SYNCHRONOSS TECHNOLOGIES INC
filed 2011-03-04
CIK 1131554

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant as of June 30, 2010, based upon the closing price of the common stock as reported by The NASDAQ Stock Market on such date was approximately $368 million.

As of February 22, 2011, a total of 37,465,695 shares of the Registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference to portions of the registrant’s definitive Proxy Statement for its 2011 Annual Meeting of Stockholders (the “Proxy Statement”), which is expected to be filed not later than 120 days after the registrant’s fiscal year ended December 31, 2010. Except as expressly incorporated by reference, the Proxy Statement shall not be deemed to be a part of this report on Form 10-K.

SYNCHRONOSS TECHNOLOGIES, INC.

FORM 10-K

DECEMBER 31, 2010

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

General

We are a leading provider of on-demand transaction, content and connectivity management solutions that enable communications service providers (CSPs), cable operators/multi-services operators (MSOs), original equipment manufacturers (OEMs) with embedded connectivity (e.g. smartphones, laptops, netbooks and mobile Internet devices, among others), e-Tailers/retailers, enterprise businesses, and other customers to accelerate and monetize their go-to-market strategies for connected devices. This includes automating subscriber activation, order management, service provisioning and connectivity and content management from any channel (e.g., e-commerce, telesales, enterprise, indirect and other retail outlets, etc.) to any communication service (e.g., wireless (2G, 3G, 4G), high speed access, local access, IPTV, cable, satellite TV, etc.) across any connected device type.

Our ConvergenceNow®, ConvergenceNow® Plus+tm and InterconnectNowtm platforms provide end-to-end seamless integration between customer-facing channels/applications, communication services, or devices and “back-office” infrastructure-related systems and processes. Our customers rely on our solutions and technology to automate the process of activation and content management for their customer’s devices while delivering additional communication services. Our platforms are designed to be flexible and scalable to enable multiple converged communication services to be managed across multiple distribution channels, including e-commerce, telesales, customer stores, indirect and other retail outlets, etc., allowing us to meet the rapidly changing and converging services and connected devices offered by our customers. We enable our customers to acquire, retain and service subscribers quickly, reliably and cost-effectively by simplifying the processes associated with managing the customer experience for activating and synchronizing connected devices and services through the use of our platforms.

Our industry-leading customers include tier 1 service providers such as AT&T Inc., Verizon Wireless and Vodafone, tier 1 cable operators/MSOs like Cablevision, Charter Communications, Comcast, and Time Warner Cable and large OEMs such as Apple, Dell, Panasonic and Nokia. These customers utilize our platforms, technology and services to service both consumer and business customers, including over 300 of the Fortune 500 companies.

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

Synchronoss’ Platforms

Our ConvergenceNow®, ConvergenceNow® Plus+tm and InterconnectNowtm platforms provide highly scalable on-demand, end-to-end order processing, transaction management, service provisioning and content transfer and synchronization through multiple channels including e-commerce, telesales, enterprise, indirect, and retail outlets. Our platforms are designed to be flexible and scalable across a wide range of existing communication services and connected devices, while offering a best-in-class experience for our customers.

Our ConvergenceNow® platform orchestrates the complex and different back-end systems of communication service providers to provide a best-in-class ordering and content management system by orchestrating the workflow, consolidated customer care services and content transfer and synchronization. This allows CSPs using ConvergenceNow® to realize the full benefits of their offerings.

Our ConvergenceNow® Plus+tm platform offers all of the features of our core ConvergenceNow® platform and extends those features into more transaction areas required to enable subscriber management for connected devices including directly on the device itself. In addition, ConvergenceNow® Plus+tm is specifically designed to support connected devices, such as smartphones, mobile Internet devices (MIDS), laptops, netbooks and wirelessly enabled consumer electronics such as cameras, tablets, e-readers, personal navigation devices, global positioning system devices, etc. Specifically, ConvergenceNow® Plus+tm supports, among other transaction areas, credit card billing, inventory management, and trouble ticketing.

A key element of ConvergenceNow® Plus+tm is the Content Transfer and Synchronization (CT&S) solution which ensures content is portable between mobile platforms and operator networks. Synchronoss’ solutions offer cross channel support for upgrading devices and/or moving between mobile operators.

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

Our platforms manage transactions relating to a wide range of existing communications and digital content services across the different segments of our customers. For example, we enable wireless providers to conduct business-to-consumer, or B2C, business-to-business, or B2B, enterprise and indirect channel (i.e.: resellers/dealers) transactions. The capabilities of our platforms are designed to provide our customers with the opportunity to improve operational performance and efficiencies and rapidly deploy new services. They are also designed to provide customers the opportunity to improve performance and efficiencies for activation, content migration and management for connected devices.

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

Seamless:  Our platforms integrate information across our customers’ entire operation, including subscriber information, order information, delivery status, installation scheduling and content stored on the device to allow for the seamless activation and content transfer during the device purchase flow. Through our solution, the device is automatically activated and consumer’s content is available for use, ensuring continuity of service. CSPs and e-Tailers/retailers can bundle additional applications during retail phone purchases, and also provide live updates to support new features and new devices. We have built our platforms using an open design with fully-documented software interfaces, commonly referred to as application programming interfaces, or APIs. Our APIs make it easier for our customers, strategic partners and other third parties to integrate our platforms with other software applications and to build cloud-based applications incorporating third-party or customer-designed capabilities. Through our open design and alliance program, we provide our customers with superior solutions that combine our technology with best-of-breed applications with the efficiency and cost-effectiveness of commercial, packaged interfaces.

Scalable:  Our platforms are designed to process expanding transaction volumes reliably and cost effectively. While our transaction volume has increased rapidly since our inception, we try to anticipate substantial future growth in transaction volumes, and we believe our platforms are capable of scaling their output commensurately, requiring principally routine computer hardware and software updates. Synchronoss Technologies synchronization and activation platforms routinely support more than 4000 transactions a minute and have proven the ability handle bursts in excess of 400 transactions per second when needed in some of our current production deployments. We saw the number of transactions for connected devices, such as smartphones, mobile Internet devices, netbooks, laptops and other connected consumer electronics, grow to become one of the fastest growing transaction types across all our platforms, products and services.

Value-add Reporting Tools:  Our platforms’ attributes are tightly integrated into the critical workflows of our customers. The platforms have analytical reporting capabilities that provide near real-time information for every step of the relevant transaction processes. In addition to improving end-user customer satisfaction, these capabilities provide our customers with value-added insights into historical and current transaction trends. We also offer mobile reporting capabilities for key users to receive critical data about their transactions on connected devices.

Build Consumer Loyalty:  Our synchronization services help drive consumers to the CSPs, OEM or e-Tailer/Retailer’s Web site by presenting them with a branded application and fully-integrated Web portal that provides convenience, security, and continuity for end user customers, which we believe helps our customers by further building the loyalty of their customers.

Efficient:  Our platforms’ capabilities provide what we believe to be a more cost-effective, efficient and productive approach to enabling new activations across services and channels. Our solutions allow our customers to reduce overhead costs associated with building and operating their own customer transaction management infrastructure. With a more than 95% automated activation rate and consolidated fall out customer service, our e-commerce platforms consolidate customer service fall out and dramatically reduce our customer subscriber acquisition/retention costs in addition to operating expenses for training and staffing costs. We also provide our customers with the information and tools to more efficiently manage marketing and operational aspects of their business.

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

Our platforms are comprised of several distinct modules, each providing solutions to the most common and critical needs of our customers.

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

By streamlining all procurement processes from pre-order through service activation and billing, our WorkFlow Manager reduces many costs and time impediments that often delay our customers’ process of delivering products and services to end-users.

Visibility Manager

Our Visibility Manager provides historical trending and mobile reporting to our customers, supports best business practices and processes and allows our customers to monitor daily metrics to determine whether process objectives are met or exceeded. The Visibility Manager offers:

•	A centralized reporting platform that provides intelligent analytics around the entire workflow

•	Transaction management information

•	Historical trending

•	Mobile reporting for key users to receive critical transaction data on mobile devices.

Content Synchronization Portal

Our Content Synchronization Portal facilitates seamless content migration across devices from different platforms, for instance. Our Content Synchronization Portal (i) protects consumer content in the cloud that is accessible from a customer branded site; (ii) provides comprehensive integration with customer web presence including single sign on and CSR administrative access and (iii) provides flexible APIs that provide synchronization of content across customer’s disparate services (e.g. providing a centralized address book solution for the carrier’s chosen GPS application, TXT messaging, video conferencing, and other services)).

Device Client

Our Device Client provides Smart connectivity for seamless activation, connection management, and content migration and synchronization. The Device Client offer customization for customer brand requirements and availability across major device operating system platforms for feature phones, smartphones, computers, and tablets.

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

We continue to see embedded connectivity technology within a vast array of common electronic devices. In fact, many analysts argue that we may soon find it difficult to find consumer electronics that don’t feature a built in internet connection. For example by 2014 the number of Internet-connected devices in homes worldwide will hit 4 billion, up from around 1 billion today, according to research from Parks Associates. Additionally, According to IDC, the mobile phone market will be driven largely by smartphone growth through the end of 2014. This trend will help drive the smartphone sub-market to grow by a forecasted 44% year-over-year in 2011.

We see the following drivers behind this development:

New and Richer Operating Systems:  In many ways, new device operating systems like the OSX for the iPhone/iTouch portfolio, the Android produced by Google, Windows® Phone 7, HP Palm WebOS and Blackberry OS for the RIM portfolio and Sony Playstation phone and next generation PSP for mobile connected gaming have accelerated the adoption and usage of smartphones. Additionally, touchscreen based operating systems have been extended to tablets and many analysts believe we will see a surge in tablets. For example, according to The Yankee Group, tablet sales will increase from 21 million units in 2010 to 168 million units in 2014. Revenue is also expected to rise from $16 billion in 2010 to $46 billion in 2014, spurred by devices such as the Apple® iPad and the Samsung® Galaxy Tab. In the same way that Windows® 3.0 accelerated the PC adoption and Mozilla did for the internet, many industry analysts have made direct correlations between the introduction of these new operating systems and the explosion of the smartphone category.

Increasing Mobile Adoption in Developed Countries:  The ITU Telecom Database recently reported 105 cellular subscriptions per 100 inhabitants of developed countries implying more than one subscription per person in countries with higher GDP per capita. As operators address this mobile adoption and the subsequent slowing in top line growth, they become receptive to new types of devices that leverage the existing infrastructure (i.e.: connected netbooks, e-readers, etc.) and encourage their customers to have more than one wireless device.

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

4G-LTE Networks:  The emergence of 4G-LTE networks is expected to improve the connected devices customer experience with higher data speeds and reduced time to transfer content and applications, devices such as mobile routers and tablets can generate mobile hotspots. With fixed mobile broadband, mobile carriers and MSOs can also offer bundled services.

Wireless Ecosystem Undergoing a Paradigm Shift in its Buying Patterns:  Consumers have traditionally been accustomed to purchasing their devices and service plans directly from communications service providers (CSPs). That is, if they wanted a particular wireless service, they first had to decide which operator they wanted, and then only after they made this decision, could they select a phone. We are seeing considerable forces altering this typical buy flow and in doing so generating considerable innovation and change in the ecosystem.

Companies like Dell with the Streak and Amazon with the Kindle have in some ways contributed to the change of this buy flow process. Specifically, we are seeing these OEMs invest considerable resources in developing their “direct to consumer” channel and in some cases making it the only channel available. While this recent change in the ecosystem offers some advantages to these OEMs it also presents some challenges for them while at the same time creating a new higher growth channel for communication service providers who ultimately provide the access and connectivity. In many ways analysts have argued that this is a win-win game theory situation and that ultimately the “pie,” not “individual slices,” is getting larger.

Furthermore we are seeing e-Tailers/retailers take a more aggressive approach in their go-to-market programs and redefining the ways that connected devices are sold and activated. Companies like Best Buy Mobile or Radio Shack are key drivers of this change and have implemented advanced tools at the disposal of their end customers to buy and activate their phones either in-store or online.

Managing the activation / provisioning of these devices and handling the connectivity with the different service providers is something that is not core to OEMs or e-Tailers/retailers. As this dynamic evolves, we expect that there will be an increasing need for automated activation / provisioning services as well as other transaction areas such as, credit card billing, inventory management, and trouble ticketing.

Continued Growth of the Online Channel for the Communications Space:  E-commerce as a distribution channel for CSPs, MSOs, OEMs and traditional retailers continues to flourish and is projected to grow at a CAGR of 22% into 2012, according to Datamonitor. Cloud-based commerce provides our customers with the opportunity to cost-effectively gain new subscribers, provide service and interact more effectively. Specifically the cost per gross add (CPGA) for a customer obtained via e-commerce can be up to 50% less than those obtained via traditional means. With the dramatic increase in Internet usage and desire to directly connect with end users over the course of the customer lifecycle, service providers are increasingly focusing on e-commerce as a channel for acquisition and delivery of ongoing services. According to industry research firm IDC, the amount of business-to-business and business-to-consumer spending on e-Commerce will rise to more than $16 trillion by 2013. As this channel continues to experience growth, we expect that there will be an increasing need to automate the activation and provisioning process of mobile devices, and provide a best-in-class customer experience over the Internet.

Consolidation of e-Tailers/retailers focused in the Communications Space:  Phones and connected devices have become sought after consumer items. Retailer channels will take marketing efforts to another level to drive demand. Automated systems that are efficient and easy to use for retail sales representatives will be important to lower training and staffing costs. This channel represents as much as 10% growth for some leading CSPs today. Furthermore, this channel has demonstrated considerable innovation as these e-Tailers/retailers attempt to launch emerging devices (e.g.: Amazon’s Kindle).

As these constituents of the wireless ecosystem continue to advance their strategies and grow their presence in the connected devices market place we believe they will require further support to automate the activation / provisioning of their new customers and to assist with the management of their existing customers.

Expansion of Communication Service Bundles:  With subscribers expecting CSPs to offer all services under one contract, communications companies continue the development of bundled style offerings of their available services. In this environment, more CSPs are utilizing an array of communication delivery technologies to become all-in-one providers of communication services. For example, MSOs are increasingly creating true quad-play’s (i.e., voice, video, high speed data, wireless) with the creation, acquisition and/or development of their own wireless networks. As wireless technology proliferates further into the consumer device market, we believe we will see an emergence of service bundling that surpasses the traditional perception of a quad-play, where the wireless component will encompass an added array of wireless enabled devices. Frost & Sullivan research projects revenue from service bundling will continue to grow at a compounded annual growth rate of 11% into 2013, and that by 2013, 81% of households will use some sort of service bundle. As quad-play offerings gain more traction and service bundles begin encompassing emerging devices and technologies, we believe that the level of complexity in seamlessly delivering these services will increase significantly and that CSPs will need transaction management systems that can effectively handle those delivery challenges.

Pressure on Customers to Improve Efficiency while Delivering a Superior Subscriber Experience:  Increased competition, recessionary markets, and excess network capacity have placed significant pressure on our customers to reduce costs and increase revenues. At the same time, due to deregulation, the emergence of new network technologies and the proliferation of services, the complexity of back-office operations has increased significantly. Customers with multiple back-end systems are looking for ways to help their systems interoperate for a better customer experience. In addition, customers are moving to automated provisioning systems to enable them to more easily purchase, upgrade or add new features, application and content. As a result, customers are looking for ways to offer new communications services more rapidly and efficiently to existing and new customers. Increased competition and demand for superior subscriber experience have placed significant pressure on our customers to improve customer-centric processes. CSPs are increasingly turning to transaction based, cost effective, scalable and automated third-party solutions that can offer guaranteed levels of service delivery.

Growth in On-Demand Delivery Model:  Our on-demand business model enables delivery of our proprietary solutions over the Internet as a service. As such, customers do not have to make large and risky upfront investments in software, additional hardware, extensive implementation services and additional IT staff.

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

Key elements of this strategy are:

Continue our Expansion into the Original Equipment Manufacturers (OEMs).  As OEMs further expand their footprint into the “direct to consumer” model, they will need to develop robust yet nimble capabilities to support and differentiate their ordering/activation experience. As new types of connected devices are deployed, we will work with our customers, such as Dell, Apple and Nokia to enable our technology to support a “plug and play” approach to end users wishing to purchase new advanced services being offered by these customers.

Leverage the Growth of e-Commerce and e-Tailers as High Growth Channels for Service Providers.  Given our success in enabling the e-commerce channel for our customers, our ConvergenceNow® platforms have adopted a Web-friendly architecture that enables a scalable and beneficial customer activation experience. As we continue expanding the breadth and depth of our customers’ relationships, we will be leveraging our online experience to enable the growth of companies in the e-commerce channel.

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

Expand through Strategic Partnerships or Acquisitions.  We have fully integrated our FusionOne, Inc. acquisition and have assimilated the synergies and efficiencies that this acquisition has afforded us. As we explore new opportunities, we continue to look for strategic partnership or acquisition candidates that will enable us to enter new markets or enhance our offerings.

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

We maintain strong and collaborative relationships with our customers, which we believe to be one of our core competencies and critical to our success. We are generally the only provider of the services we offer to our customers. Contracts typically extend up to 48 months in length from execution and include minimum transaction or revenue commitments from our customers. All of our significant customers may terminate their contracts for convenience upon written notice and in many cases payment of contractual penalties. Contract penalties received by the Company are immaterial to the Company’s Statements of Income for the years ended December 31, 2010, 2009, and 2008. We have a long-standing relationship with AT&T, dating back to January 2001 when we began providing service to AT&T Wireless, which was subsequently acquired by Cingular Wireless. Through the merger of AT&T with BellSouth, Cingular Wireless was integrated into AT&T. We are the primary provider of e-commerce transaction management solutions to AT&T’s e-commerce channel. Our agreement with AT&T was renewed effective January 1, 2009 and runs through December of 2011. AT&T may renew this agreement for two additional one year periods. This agreement defines the work activities, transaction pricing, forecasting process, service level agreements and remedies associated with certain services performed by us for AT&T’s ecommerce organization. The agreement provides for AT&T to pay us (i) a monthly hosting fee, (ii) a fee based on the number of transactions processed through our technology platform, (iii) a fee based on manual processing services and (iv) for professional services rendered by us. For 2010, we received 62% of our revenues from AT&T, compared to 65% of our revenues in 2009. No other customer accounted for more than 10% of our revenues in 2010.

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

Marketing

We focus our marketing efforts on supporting new product initiatives, creating awareness of our services and generating new sales opportunities. We base our product management strategy on an analysis of market requirements, competitive offerings and projected cost savings. Our team is active in numerous technology and industry forums and regularly gets invited to speak at trade shows such as the Consumer Electronics Show (CES), Cellular Telecommunications Industry Association (CTIA), GSM Association- Mobile World Congress, and National Cable & Telecommunications Association (NCTA), in which we also demonstrate our solutions. In addition, through our product marketing and marketing communications functions, we also have an active public relations program and maintain relationships with recognized trade media and industry analysts such as International Data Corporation (IDC), Gartner Inc., Forrester Research, Inc., and Frost & Sullivan. We also manage and maintain our Web site, blog, social media profiles on LinkedIn and Twitter, utilize search engine optimization (SEO) and search engine marketing (SEM), publish product related content, educational white papers, and conduct seminars and user group meetings. Finally, we also actively sponsor technology-related conferences and demonstrate our solutions at trade shows targeted at providers of communications services.

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

Data Center Facilities

We moved into a new 61,000 square foot Global Research and Development Center in Bethlehem, Pennsylvania in June 2009, and a new facility in Bangalore, India in November 2009, each of which includes new data center facilities. These facilities offer significant improvements in the areas of size, network connectivity and redundant electrical power systems and are currently expected to support our growth objectives. These secure facilities house all customer-facing, production, test and development systems that are the backbone of the services delivered to our customers. The facilities and systems are monitored 7 days a week, 24 hours a day, and are protected via multiple layers of physical and electronic security measures. In addition, a redundant power supply ensures constant, regulated power into the managed data facility and a back-up generator system provides power indefinitely to the facility in the event of a utility power failure. All systems in the managed data facility are monitored for availability and performance using industry standard tools such as HP OpenView®, Big Brother®, Oracle Enterprise Manager®, CiscoWorks® and Empirix OneSight®.

Network

We use AT&T, and two other tier 1 service providers, to provide a managed, fully-redundant network solution at our Bethlehem, Pennsylvania facility to deliver enterprise scale services to customers. Specifically, we have two OC-12 and one OC-3 fiber optic rings, delivering highly redundant bandwidth to the Bethlehem and Bridgewater facilities. Wide Area Network connectivity between our locations is achieved via multiple DS-3 Multiprotocol Label Switching (MLPS) circuits and Internet access to each location via multiple dedicated DS-3 circuits. A dedicated Metro Ethernet solution is utilized to provide a data center backbone connection between our Bethlehem and Bridgewater facilities that is used for disaster recovery, should the need arise.

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

We are aware of other software developers and smaller entrepreneurial companies that are focusing significant resources on developing and marketing products and services that will compete with our ConvergenceNow® and ConvergenceNow® Plus+tm platforms. We anticipate continued growth in the communications industry and the entrance of new competitors in the order processing and transaction management solutions market and expect that the market for our products and services will remain intensely competitive.

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

Intellectual Property

To establish and protect our intellectual property, we rely on a combination of copyright, trade secret, patent and trademark rights, as well as confidentiality procedures and contractual restrictions. Synchronoss®, the Synchronoss logo, PerformancePartner®, ConvergenceNow® and ActivationNow® are registered trademarks of Synchronoss. In addition, we regularly file patent applications to protect inventions arising from our research and development, and have obtained a number of patents in the United States and other countries. No single patent is solely responsible for protecting our products or services. In addition to legal protections, we rely on the technical and creative skills of our employees, frequent product enhancements and improved product quality to maintain a technology-leadership position. We maintain a program to protect our investment in technology by attempting to ensure respect for our intellectual property rights. We cannot be certain that others will not develop technologies that are similar or superior to our technology. We enter into confidentiality and invention assignment agreements with our employees and confidentiality agreements with our alliance partners and customers, and we control access to and distribution of our software, documentation and other proprietary information.

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

As of December 31, 2010, we had 758 full-time employees. None of our employees are covered by any collective bargaining agreements.

Executive Officers of the Registrant

The following sets forth certain information regarding our Executive Officers as of January 31, 2011:

Name	Age	Position

Stephen G. Waldis	43	Chairman of the Board of Directors, President and Chief Executive Officer
Lawrence R. Irving	54	Executive Vice President, Chief Financial Officer and Treasurer
Robert Garcia	42	Executive Vice President and Chief Operating Officer
Christopher S. Putnam	42	Executive Vice President of Sales
Ronald J. Prague	47	Senior Vice President, General Counsel and Secretary
Mark Mendes	48	Executive Vice President of InterconnectNow and Chief Information Officer
Patrick J. Doran	37	Executive Vice President of R&D and Chief Technology Officer
Michael Mulica	47	Executive Vice President of Business Development and Corporate Strategy
Paula J. Hilbert	55	Executive Vice President of Global Operations and Chief Service Officer

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

Ronald J. Prague joined Synchronoss in August 2006 as Senior Vice President and General Counsel, and has served as Secretary since October 2006. Before joining Synchronoss, Mr. Prague held various senior positions with Intel Corporation from February 1998 to June 2006, including as Group Counsel for Intel’s Communications Infrastructure Group. Prior to joining Intel, Mr. Prague practiced law with the law firms of Haythe & Curley (now Torys LLP) and Richards & O’Neil (now Bingham McCutchen). Mr. Prague is a graduate of Northwestern University School of Law and earned a degree in business administration and marketing from Cornell University.

Mark Mendes has served as Executive Vice President of InterconnectNow since September 2008 and as Chief Information Officer since December 2010. Mr. Mendes joined Synchronoss in September 2008 in connection with Synchronoss’ acquisition of Wisor Telecom Corp., where Mr. Mendes was Chief Executive Officer since 2001. Prior to joining Wisor, from 1997 to 2001, Mr. Mendes was Chief Operating Officer and Chief Technology Officer of NET2000 Communications, Inc. Mr. Mendes received an Engineering degree and MBA Finance/MIS from Syracuse University.

Patrick J. Doran has served as Executive Vice President of Research and Development and Chief Technology Officer since April 2007. Prior to that position, Mr. Doran served in various positions, including Chief Architect and Senior Software Engineer, since joining Synchronoss in 2002. Before joining Synchronoss, Mr. Doran was a Senior Development Engineer at Agility Communications from 2000 to 2002 and a Member of Technical staff at AT&T/Lucent from 1996 to 2000. Mr. Doran received a degree in Computer and Systems engineering from Rensselaer Polytechnic Institute and a masters degree in Industrial Engineering from Purdue University.

Michael Mulica has served as Executive Vice President of Business Development and Corporate Strategy since joining Synchronoss in July 2010 in connection with Synchronoss’ acquisition of FusionOne, where he served as Chief Executive Officer since 2007. In addition, Mr. Mulica is actively involved in the transition and management of the FusionOne business. Prior to FusionOne, Mr. Mulica served as President and Chief Executive Officer of Bridgeport Networks from 2003 to 2007. Prior to that position, Mr. Mulica held senior management positions at Phone.com, California Microwave, Motorola, Tandem Computers and DataGeneral. Mr. Mulica received a Bachelor of Science degree from Marquette University and earned a masters degree in business from the Kellogg Graduate School of Management at Northwestern University.

Paula J. (“PJ”) Hilbert has served as Executive Vice President of Global Operations and Chief Service Officer since she joined Synchronoss in October, 2010. Before joining Synchronoss, Ms. Hilbert was an independent consultant from 2008 to 2010. Prior to that position, Ms. Hilbert served as a Managing Director/ Global Client Service and Offshoring at JP Morgan Chase Treasury and Securities Services from 2003 to 2008. Prior to JP Morgan Chase, Ms. Hilbert held senior positions at AT&T from 1979 to 2003, including Vice President — Customer Relationship Management. Ms. Hilbert holds a Bachelor of Science degree in Business Administration from Clarion University.

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

Risks Related to Our Business and Industry

We have Substantial Customer Concentration, with One Customer Accounting for a Substantial Portion of our 2010 Revenues.

We currently derive a significant portion of our revenues from one customer, AT&T. Our relationship with AT&T dates back to January 2001 when we began providing service to AT&T Wireless, which was subsequently acquired by Cingular Wireless and is now a division of AT&T. For the year ended December 31, 2010, AT&T accounted for approximately 62% of our revenues, compared to 65% for the year ended December 31, 2009. Our agreement with AT&T was renewed effective January 1, 2009 and runs through December 2011. AT&T may renew this agreement for two additional one year periods. This agreement defines the work activities, transaction pricing, forecasting process, service level agreements and remedies associated with certain services performed by us for AT&T’s ecommerce organization. The agreement provides for AT&T to pay us (i) a monthly hosting fee, (ii) a fee based on the number of transactions processed through our technology platform, (iii) a fee based on manual processing services and (iv) for professional services rendered by us. A copy of this agreement has been previously filed with the Securities & Exchange Commission.

Our five largest customers, AT&T, Level 3 Communications, Time Warner Cable, Verizon Wireless, and Vonage, accounted for approximately 83% of our revenues for the year ended December 31, 2010, compared to 84% of our revenues from our five largest customers, AT&T, Cablevision, Comcast, Level 3 Communications, and Vonage, for the year ended December 31, 2009. It is not possible for us to predict the future level of demand for our services that will be generated by these customers or the future demand for the products and services of these customers in the end-user marketplace. In addition, revenues from these larger customers may fluctuate from time to time based on the commencement and completion of projects, the timing of which may be affected by market conditions. Further, some of our contracts with these larger customers permit them to terminate our services at any time (subject to notice and certain other provisions). If any of these customers experience declining or delayed sales due to market, economic or competitive conditions, we could be pressured to reduce the prices we charge for our services or we could lose a major customer, which would affect our margins and would negatively affect our revenues and results of operations.

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

Our business growth would be impeded if the performance or perception of the Internet was harmed by security problems such as “viruses,” “worms” or other malicious programs, reliability issues arising from outages and damage to Internet infrastructure, delays in development or adoption of new standards and protocols to handle increased demands of Internet activity, increased costs, decreased accessibility and quality of service, or increased government regulation and taxation of Internet activity. The Internet has experienced, and is expected to continue to experience, significant user and traffic growth, which has, at times, caused user frustration with slow access and download times. If Internet activity grows faster than Internet infrastructure or if the Internet infrastructure is otherwise unable to support the demands placed on it, or if hosting capacity becomes scarce, our business growth may be adversely affected.

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

If the Wireless Services Industry Experiences a Decline in Subscribers, Our Business May Suffer.

The wireless services industry has faced an increasing number of challenges, including a slowdown in new subscriber growth. Revenues from services performed for customers in the wireless services industry accounted for 52% of our revenues in 2010 and 56% in 2009. A continued slowdown in subscriber growth in the wireless services industry could adversely affect our business growth.

The Consolidation in the Communications Industry Can Reduce the Number of Customers and Adversely Affect Our Business.

The communications industry continues to experience consolidation and an increased formation of alliances among communications service providers and between communications service providers and other entities. Should one of our significant customers consolidate or enter into an alliance with an entity or decide to either use a different service provider or to manage its transactions internally, this could have a negative material impact on our business. Any such consolidations, alliances or decisions to manage transactions internally may cause us to lose customers or require us to reduce prices as a result of enhanced customer leverage, which would have a material adverse effect on our business. We may not be able to offset the effects of any price reductions. We may not be able to expand our customer base to make up any revenue declines if we lose customers or if our transaction volumes decline.

If We Fail to Compete Successfully With Existing or New Competitors, Our Business Could Be Harmed.

If we fail to compete successfully with established or new competitors, it could have a material adverse effect on our results of operations and financial condition. The communications industry is highly competitive and fragmented, and we expect competition to increase. We compete with independent providers of information systems and services and with the in-house departments of our OEMs and communications services companies’ customers. Rapid technological changes, such as advancements in software integration across multiple and incompatible systems, and economies of scale may make it more economical for CSPs, MSOs or OEMs to develop their own in-house processes and systems, which may render some of our products and services less valuable or eventually obsolete. Our competitors include firms that provide comprehensive information systems and managed services solutions, systems integrators, clearinghouses and service bureaus. Many of our competitors have long operating histories, large customer bases, substantial financial, technical, sales, marketing and other resources, and strong name recognition.

Current and potential competitors have established, and may establish in the future, cooperative relationships among themselves or with third parties to increase their ability to address the needs of our current or prospective customers. In addition, our competitors have acquired, and may continue to acquire in the future, companies that may enhance their market offerings. Accordingly, new competitors or alliances among competitors may emerge and rapidly acquire significant market share. As a result, our competitors may be able to adapt more quickly than us to new or emerging technologies and changes in customer requirements, and may be able to devote greater resources to the promotion and sale of their products. These relationships and alliances may also result in transaction pricing pressure which could result in large reductions in the selling price of our services. Our competitors or our customers’ in-house solutions may also provide services at a lower cost, significantly increasing pricing pressure on us. We may not be able to offset the effects of this potential pricing pressure. Our failure to adapt to changing market conditions and to compete successfully with established or new competitors may have a material adverse effect on our results of operations and financial condition. In particular, a failure to offset competitive pressures brought about by competitors or in-house solutions developed by AT&T could result in a substantial reduction in or the outright termination of our contract with AT&T, which would have a significant, negative and material impact on our business.

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

Our success depends to a significant degree upon the protection of our software and other proprietary technology rights, particularly our ConvergenceNow®, ConvergenceNow® Plus+tm and InterConnectNowtm platforms. We rely on trade secret, copyright and trademark laws and confidentiality agreements with employees and third parties, all of which offer only limited protection. We also regularly file patent applications to protect inventions arising from our research and development, and have obtained a number of patents in the United States and other countries. The steps we have taken to protect our intellectual property may not prevent misappropriation of our proprietary rights or the reverse engineering of our solutions. Legal standards relating to the validity, enforceability and scope of protection of intellectual property rights in other countries are uncertain and may afford little or no effective protection of our proprietary technology. Consequently, we may be unable to prevent our proprietary technology from being exploited abroad, which could require costly efforts to protect our technology. Policing the unauthorized use of our products, trademarks and other proprietary rights is expensive, difficult and, in some cases, impossible. Litigation may be necessary in the future to enforce or defend our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of management resources, either of which could materially harm our business. Accordingly, despite our efforts, we may not be able to prevent third parties from infringing upon or misappropriating our intellectual property.

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

Our growth strategy includes the growth of our operations in foreign jurisdictions. International operations and business expansion plans are subject to numerous additional risks, including economic and political risks in foreign jurisdictions in which we operate or seek to operate, the difficulty of enforcing contracts and collecting receivables through some foreign legal systems, unexpected changes in regulatory requirements, fluctuations in currency exchange rates, potential difficulties in enforcing intellectual property rights in foreign countries, varying regional and geopolitical business conditions and demands, and the difficulties associated with managing a large organization spread throughout various countries. As we continue to expand our business globally, our success will depend, in large part, on our ability to anticipate and effectively manage these and other risks associated with our international operations. However, any of these factors could adversely affect our international operations and, consequently, our operating results.

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

We operate as a public company, and will continue to incur significant legal, accounting and other expenses as we comply with the Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the Securities and Exchange Commission and the Nasdaq Global Market’s National Market, including recent changes under the Dodd-FrankWall Street Reform and Consumer Protection Act. These rules impose various new requirements on public companies, including requiring changes in corporate governance practices. Our management and other personnel will continue to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect these new rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantial costs to maintain the same or similar coverage. These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we include in our annual report our assessment of the effectiveness of our internal control over financial reporting and our audited financial statements as of the end of each fiscal year. We successfully completed our assessment of our internal control over financial reporting as of December 31, 2010. Our continued compliance with Section 404 will require that we incur substantial expense and expend significant management time on compliance related issues. We currently do not have an internal audit group and we will evaluate the need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. In future years, if we fail to timely complete this assessment, there may be a loss of public confidence in our internal control, the market price of our stock could decline and we could be subject to regulatory sanctions or investigations by the Nasdaq Stock Market’s National Market, the Securities and Exchange Commission or other regulatory authorities, which would require additional financial and management resources. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to timely meet our regulatory reporting obligations.

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

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. We currently have research coverage by securities and industry analysts. If one or more of the analysts who covers us downgrades our stock or states a view that our business prospects are reduced, our stock price would likely decline. If one or more of these analysts ceases coverage of our company or fails to regularly publish reports on us, interest in the purchase of our stock could decrease, which could cause our stock price or trading volume to decline.

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

We lease approximately 26,150 square feet of office space in Bridgewater, New Jersey, which lease expires in 2012. In addition to our principal office space in Bridgewater, New Jersey, we lease facilities and offices in Bethlehem, Pennsylvania, Fairpoint, New York, Bellevue, Washington, San Jose, California, Galway, Ireland, and Bangalore, India. Our lease for our 61,000 square foot facility in Bethlehem, Pennsylvania expires in 2019 and our lease for our 47,462 square foot facility in Bangalore, India expires in 2014. Lease terms for our other locations expire in 2011 and 2012. We believe that the facilities we now lease, including our new Bethlehem facility, are sufficient to meet our needs through at least the next 12 months. However, we may require additional office space after that time, and we are currently evaluating expansion possibilities.

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

On October 23, 2008 and November 3, 2008, complaints were filed in the state court of New Jersey (the “State Derivative Suit”) and the United States District Court for the District of New Jersey (the “Federal Derivative Suit”) against certain of our officers and directors, purportedly derivatively on our behalf (collectively, the “Derivative Suits”). The Complaints in the Derivative Suits assert that the named officers and directors breached their fiduciary duties and other obligations in connection with the disclosures that also are the subject of the Securities Law Actions described above. We were also named as a nominal defendant in the Derivative Suits, although the lawsuits are derivative in nature and purportedly asserted on our behalf. On October 20, 2010, the parties to the Federal Derivative Suit filed a notice of voluntary dismissal, dismissing the case in its entirety and with prejudice as to the named plaintiff. On November 17, 2010, the parties to the State Derivative Suit filed a notice of voluntary dismissal, dismissing the case in its entirety and with prejudice as to the named plaintiff.

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

2010	High	Low

First Quarter	$20.89	$15.65
Second Quarter	$22.07	$18.20
Third Quarter	$20.27	$14.63
Fourth Quarter	$29.80	$17.54

2009	High	Low

First Quarter	$13.45	$7.92
Second Quarter	$14.45	$10.65
Third Quarter	$13.91	$10.02
Fourth Quarter	$16.07	$11.30

As of February 22, 2011, there were approximately 134 holders of record of our common stock. On February 22, 2011, the last reported sale price of our common stock as reported on the NASDAQ National Market was $33.12 per share.

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

Use of Proceeds From Public Offering of Common Stock

On April 14, 2010, our Registration Statement on Form S-3 (File No. 333-164919) relating to the public offering of additional shares was declared effective by the SEC. The managing underwriters of our public offering were Credit Suisse, Deutsche Bank Securities, Goldman, Sachs & Co, Stifel Nicolaus Weisel, Raymond James, Lazard Capital Markets, and Wedbush Securities. On November 23, 2010, we closed the sale of 3,775,000 shares of common stock in our public offering for net proceeds to us of $91.1 million. At the time of the sale, we sold an additional 638,706 shares of common stock upon the exercise of an over-allotment option granted to the underwriters for net proceeds to us of $15.5 million. No offering expenses were paid directly or indirectly to any of our director or officers or persons owning ten percent or more of any class of our equity securities or to any other affiliates.

We have invested our net proceeds of the offerings in money market funds pending their use to fund our operations and expansion. Part of our current growth strategy is to further penetrate the North American markets and expand our customer base internationally. We anticipate that a portion of the proceeds of the offering will enable us to finance this expansion. In addition, we could use a portion of the proceeds of our offering to make strategic investments in, or pursue acquisitions of, other businesses, products or technologies.

Equity Compensation Plan Information

The following table provides information as of December 31, 2010 with respect to the shares of our common stock that may be issuable under our existing equity compensation plans.

The following information is as of December 31, 2010:

	(a)	(b)	(c)
			Number of Securities
			Remaining Available
	Number of Securities		for Future Issuance
	to be Issued Upon	Weighted-Average	Under Equity
	Exercise of	Exercise Price of	Compensation Plans
	Outstanding Options	Outstanding	(Excluding Securities
Plan Category	and Rights	Options and Rights	Reflected in Column (a))

Equity compensation plans approved by security holders	5,233,167	$16.17	1,217,284
Equity compensation plans not approved by security holders	328,000	$19.32	—

Totals	5,561,167	$16.36	1,217,284

On August 3, 2010, our Board of Directors granted equity awards made to one hundred three employees and a newly appointed executive officer. Pursuant to NASDAQ Listing Rule 5635(c)(4), the equity awards were granted under the Synchronoss Technologies, Inc. 2010 New Hire Equity Incentive Plan, which our Board of Directors adopted to facilitate the granting of equity awards as an inducement to new employees to join us. In accordance with NASDAQ rules, these grants were made under a stock incentive plan without stockholder approval.

Stock Performance Graph

The graph set forth below compares the cumulative total stockholder return on our common stock between June 19, 2006 (the date our common stock began trading on NASDAQ) and December 31, 2010, with the cumulative total return of (i) the Nasdaq Computer Index and (ii) the Nasdaq Composite Index, over the same period. This graph assumes the investment of $100 on June 19, 2006 in our common stock, the Nasdaq Computer Index and the Nasdaq Composite Index, and assumes the reinvestment of dividends, if any. The graph assumes the initial value of our common stock on June 19, 2006 was the closing sales price of $8.50 per share.

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

	6/19/06	12/29/06	12/31/07	12/31/08	12/31/09	12/31/10
Synchronoss Technologies, Inc.	100	161	417	125	144	314
Nasdaq Composite Index	100	114	126	75	72	126
Nasdaq Computer Index	100	118	144	77	80	154

ITEM 6.	SELECTED FINANCIAL DATA

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

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except per share data)

Statements of Operations Data:
Net revenues	$165,969	$128,805	$110,982	$123,538	$72,406
Costs and expenses:
Cost of services ($0, $0, $0, $0, and $3,714 were purchased from related parties during 2010, 2009, 2008, 2007 and 2006, respectively)*	83,217	64,455	53,528	55,305	35,643
Research and development	26,008	13,153	11,049	10,629	7,726
Selling, general and administrative	33,743	23,650	21,718	18,531	10,474
Net change in contingent consideration obligation	4,295	—	—	—	—
Depreciation and amortization	9,403	8,499	6,656	5,237	3,267

Total costs and expenses	156,666	109,757	92,951	89,702	57,110

Income from operations	9,303	19,048	18,031	33,836	15,296
Interest and other income	1,058	526	2,369	3,974	2,256
Interest expense	(1,264)	(741)	(96)	(66)	(100)

Income before income tax expense	9,097	18,833	20,304	37,744	17,452
Income tax (expense) benefit	(5,223)	(6,536)	(8,424)	(13,988)	(7,310)

Net income attributable to common stockholders	$3,874	$12,297	$11,880	$23,756	$10,142

Net income attributable to common stockholders per common share:
Basic	$0.12	$0.40	$0.38	$0.74	$0.37

Diluted	$0.12	$0.39	$0.37	$0.71	$0.35

Weighted-average common shares outstanding:
Basic	31,971	30,813	31,619	32,215	27,248

Diluted	33,011	31,145	32,187	33,375	29,196

*	Cost of services excludes depreciation and amortization which is shown separately.

	As of December 31,
	2010	2009	2008	2007	2006
	(In thousands)

Balance Sheet Data:
Cash, cash equivalents and marketable securities	$189,635	$97,684	$78,763	$95,857	$78,952
Working capital	203,796	108,336	91,248	113,004	86,915
Total assets	340,399	172,559	145,319	139,018	104,925
Lease financing obligation — long-term	9,205	9,150	6,685	—	—
Contingent consideration obligation — long-term	16,915	—	—	—	—
Total stockholders’ equity	288,023	146,464	124,338	126,791	95,273

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We are a leading provider of on-demand transaction, content and connectivity management solutions that enable communications service providers (CSPs), cable operators/ multi-services operators (MSOs), original equipment manufacturers (OEMs) with embedded connectivity (e.g. smartphones, laptops, netbooks and mobile internet devices, among others), e-Tailers/retailers enterprise business, and other customers to accelerate and monetize their go-to-market strategies for connected devices. This includes automating subscriber activation, order management, service provisioning and connectivity and content management from any channel (e.g., e-commerce, telesales, enterprise, indirect and other retail outlets, etc.) to any communication service (e.g., wireless(2G, 3G, 4G), high speed access, local access, IPTV, cable, satellite TV, etc.) across any connected device type and content transfer. Our ConvergenceNow®, ConvergenceNow® Plus+tm and InterconnectNowtm platforms provide end-to-end seamless integration between customer-facing channels/applications, communication services, or devices and “back-office” infrastructure-related systems and processes. Our customers rely on our solutions and technology to automate the process of activation and content management for their customers’ devices while delivering additional communication services. Our platforms are designed to be flexible and scalable to enable multiple converged communication services to be managed across multiple distribution channels allowing us to meet the rapidly changing and converging services and connected devices offered by our customers. We enable our customers to acquire, retain and service subscribers quickly, reliably and cost-effectively by simplifying the processes associated with managing the customer experience for activating and synchronizing connected devices and services through the use of our platforms.

On July 19, 2010 we acquired FusionOne, Inc. and its subsidiary, FusionOne Esti ou (“Estonia”) (collectively, “FusionOne”) for approximately $32 million in cash, issued approximately 400 thousand common shares of our Common Stock and potentially may make payments (“Earn-out”) totaling up to $35 million in cash and stock, based on achievements of certain financial targets for the period from July 1, 2010 through December 31, 2011. FusionOne was incorporated in Delaware on May 19, 1998 and began operations on November 4, 1998 (inception). FusionOne provides internet synchronization technology and marketing services that make information access seamless and simple across multiple communications and computing devices across both compatible and traditionally incompatible systems. In addition, FusionOne has expanded its technology to provide personal content management applications for mobile phone users which includes affordable backup of the user’s address book, calendar, pictures and downloaded content.

Our industry-leading customers include tier 1 service providers such as AT&T Inc., Verizon Wireless and Vodafone, tier 1 cable operators /MSOs like Cablevision, Charter Communications, Comcast, and Time Warner Cable and large OEMs/e-Tailers such as Apple, Dell, Panasonic and Nokia. These customers utilize our platforms, technology and services to service both consumer and business customers, including over 300 of the Fortune 500 companies.

Revenues

We generate a substantial portion of our revenues on a per-transaction basis, most of which is derived from contracts that extend up to 60 months from execution. For the years ended December 31, 2010 and 2009, we derived approximately 79% and 83%, respectively, of our revenues from transactions processed and subscription arrangements. The remainder of our revenues was generated by professional services and licenses.

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

We currently derive a significant portion of our revenues from one customer, AT&T. For the year ended December 31, 2010, AT&T accounted for approximately 62% of our revenues, compared to 65% for the year ended December 31, 2009. Our agreement with AT&T was renewed effective January 1, 2009 and runs through December of 2011. AT&T may renew this agreement for two additional one year periods. This agreement defines the work activities, transaction pricing, forecasting process, service level agreements and remedies associated with certain services performed by us for AT&T’s ecommerce organization. The agreement provides for AT&T to pay us (i) a monthly hosting fee, (ii) a fee based on the number of transactions processed through our technology platform, (iii) a fee based on manual processing services and (iv) for professional services rendered by us. A copy of this agreement has been previously filed with the Securities & Exchange Commission.

Our five largest customers, for the year ended December 31, 2010 were AT&T, Level 3 Communications, Time Warner Cable, Verizon Wireless, and Vonage, which accounted for approximately 83% of our revenues, compared to 84% of our revenues from our five largest customers, AT&T, Comcast, Level 3 Communications, Time Warner Cable, and Vonage, for the year ended December 31, 2009. See “Risk Factors” for certain matters bearing risks on our future results of operations.

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

Revenue Recognition and Deferred Revenue

We provide services principally on a transactional basis or, at times, on a fixed fee basis and recognize the revenues as the services are performed or delivered as discussed below:

Transactional Service Arrangements:  Transaction revenues consist of revenues derived from the processing of transactions through our service platforms and represented approximately 76% of our revenue for the year ended December 31, 2010 and 83% of our revenues for the years ended December 31, 2009 and 2008. Transaction service arrangements include services such as equipment orders, new account set-up and activation, number port requests, credit checks and inventory management.

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

Professional Service Arrangements:  Professional service revenues represented approximately 17%, 15%, and 16% of our revenues for the years ended December 31, 2010, 2009 and 2008, respectively. Professional services, when sold with transactional service arrangements, are accounted for separately when these services have value to the customer on a standalone basis and there is objective and reliable evidence of the fair value of the professional services. When accounted for separately, professional service revenues are recognized on a monthly basis, as services are performed and all other elements of revenue recognition have been satisfied.

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

If a professional service arrangement were not to qualify for separate accounting, we would recognize the professional service revenues ratably over the remaining term of the transaction contract. There were no such arrangements for the years ended December 31, 2010, 2009 and 2008.

Software License Arrangements:  Software license arrangements represented approximately 4% of our revenues for the year ended 2010 and primarily related to our Network Address Book Software, a component part of our ConvergenceNow® Plus+tm platform which we acquired from FusionOne. We recognize revenues when the license is delivered to our customers. When arrangements include multiple elements, we allocate the total fee among the various elements using the residual method. Under the residual method, revenue is recognized when vendor-specific objective evidence (VSOE) of fair value exists for all of the undelivered elements of the arrangement, but does not exist for one or more of the delivered elements of the arrangement. Judgment is also involved in determining whether VSOE of fair value for the undelivered elements exists. Such judgments can impact the amount of revenue that we record in a given period. While we follow specific and detailed rules and guidelines related to revenue recognition, we make and use management judgments and estimates in connection with the revenue recognized in any reporting period, particularly in the areas described above, as well as collectability. If management made different estimates or judgments, differences in the timing of the recognition of revenue could occur.

Subscription Service Arrangements:  Subscription service arrangements represented approximately 3% of our revenues for the year ended December 31, 2010 and 1% of our revenues for the years ended December 31, 2009 and 2008, and relate principally to our ActivationNow® platform service which the customer accesses through a graphical user interface and maintenance agreements on our software license. We record revenues on a straight-line basis over the life of the contract for our subscription service and maintenance contracts.

Deferred Revenue:  Deferred revenues primarily represent billings to customers for services in advance of the performance of services, with revenues recognized as the services are rendered, and also includes the fair value of deferred revenues recorded as a result of the FusionOne acquisition.

Service Level Standards

Pursuant to certain contracts, we are subject to service level standards and to corresponding penalties for failure to meet those standards. All performance-related penalties are reflected as a corresponding reduction of our revenues. These penalties, if applicable, are recorded in the month incurred and were not significant for the years ended December 31, 2010, 2009 and 2008.

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

Income Taxes

We account for the effects of income taxes that result from our activities during the current and preceding years. Under this method, deferred income tax liabilities and assets are based on the difference between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse or be utilized. The realization of deferred tax assets is contingent upon the generation of future taxable income. A valuation allowance is recorded if it is “more likely than not” that a portion or all of a deferred tax asset will not be realized.

As of December 31, 2010, and 2009 we had total unrecognized tax benefit reserves of $600 thousand and $994 thousand which includes $55 thousand and $119 thousand for accumulated interest related to uncertain positions, respectively. Components of the reserve are classified as either current or long-term in the consolidated balance sheet based on when we expect each of the items to be settled. Accordingly, we recorded a long-term liability for unrecognized tax benefits of $522 thousand and a short term liability of $78 thousand on the balance sheet at December 31, 2010 that would reduce the effective tax rate if recognized. We record interest and penalties accrued in relation to uncertain income tax positions below the operating income line as a component of interest expense. Tax returns for years 2007 and thereafter are subject to future examination by tax authorities.

In 2010, the net decrease in the reserve for unrecognized tax benefits was $329 thousand and the net decrease for interest benefit was $64 thousand. We expect that the amount of unrecognized tax benefits will change during fiscal year 2011; however, we do not expect the change to have a significant impact on our results of operations or financial position.

While we believe we have identified all reasonably identifiable exposures and that the reserve we have established for identifiable exposures is appropriate under the circumstances, it is possible that additional exposures exist and that exposures may be settled at amounts different than the amounts reserved. It is also possible that changes in facts and circumstances could cause us to either materially increase or reduce the carrying amount of our tax reserves.

Stock-Based Compensation

As of December 31, 2010, we maintain three stock-based compensation plans. Compensation cost is recognized for all share-based payments granted and is based on the grant-date fair value estimated using the weighted-average assumption of the Black-Scholes option pricing models. The equity instrument is not considered to be issued until the instrument vests. As a result, compensation cost is recognized over the requisite service period with an offsetting credit to additional paid-in capital. Compensation expense also includes the amortization on a straight-line basis over the remaining vesting period of the intrinsic values of the stock options granted prior to 2006.

For our performance restricted stock awards we determine the actual number of shares the recipient receives at the end of the annual performance period based on the results achieved versus goals based on our annual performance targets, such as operating income. Once the number of awards is determined, the compensation cost is fixed and continues to be recognized on a straight line basis over the requisite service period. In addition, certain employees from our acquisition of FusionOne are eligible to receive contingent Earn-out payments. The share portion of the Earn-out is recorded as stock based compensation expense and is recorded over the performance period when it is probable that the performance targets will be achieved. This compensation cost will be fixed at the end of the Earn-out period, and therefore, is subject to volatility based on our stock price.

We classify benefits of tax deductions in excess of the compensation cost recognized (excess tax benefits) as a financing cash inflow with a corresponding operating cash outflow. We included $2.4 million, $147 thousand and $1.4 million of excess tax benefits as a financing cash inflow for the years ended December 31, 2010, 2009 and 2008, respectively.

We utilize the Black-Scholes option pricing model for determining the estimated fair value for stock-based awards. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Expected volatility was calculated based on a blended weighted-average of historical information of similar public entities for which historical information was available. We will continue to use the approach of using other similar public entity volatility information until our historical volatility is relevant to measure expected volatility for future option grants. The average expected life was determined using the mid-point between the vesting date and the end of the contractual term. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant. We have never declared or paid cash dividends on our common or preferred equity and do not anticipate paying any cash dividends in the foreseeable future. Forfeitures are estimated based on voluntary termination behavior, as well as a historical analysis of actual option forfeitures.

The weighted-average assumptions used in the Black-Scholes option pricing model are as follows:

	For the Year Ended December 31,
	2010	2009	2008

Expected stock price volatility	62%	62%	64%
Risk-free interest rate	2.45%	2.81%	3.81%
Expected life of options (in years)	4.9	4.9	5.2
Expected dividend yield	0%	0%	0%

The weighted-average fair value (as of the date of grant) of the options granted was $11.18, $6.67 and $8.42 per share for the year ended December 31, 2010, 2009 and 2008, respectively. The total stock-based compensation cost related to non-vested equity awards not yet recognized as an expense as of December 31, 2010 was approximately $30.0 million.

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

Business Combinations

We account for business combinations in accordance with the acquisition method. The acquisition method of accounting requires that assets acquired and liabilities assumed be recorded at their fair values on the date of a business acquisition. Our consolidated financial statements and results of operations reflect an acquired business from the completion date of an acquisition.

The judgments that we make in determining the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact net income in periods following a business combination. We generally use either the income, cost or market approach to aid in our conclusions of such fair values and asset lives. The income approach presumes that the value of an asset can be estimated by the net economic benefit to be received over the life of the asset, discounted to present value. The cost approach presumes that an investor would pay no more for an asset than its replacement or reproduction cost. The market approach estimates value based on what other participants in the market have paid for reasonably similar assets. Although each valuation approach is considered in valuing the assets acquired, the approach ultimately selected is based on the characteristics of the asset and the availability of information.

For acquisitions completed after January 1, 2009, we record contingent consideration resulting from a business combination at its fair value on the acquisition date. Each reporting period thereafter, we revalue these obligations and record increases or decreases in their fair value as an adjustment to net change in contingent consideration obligation within the consolidated statement of income. Changes in the fair value of the contingent consideration obligation can result from updates in the achievement of financial targets and changes to the weighted probability of achieving those future financial targets. Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period. Accordingly, any change in the assumptions described above could have a material impact on the amount of the net change in contingent consideration obligation that we record in any given period.

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

The change in the carrying amount of goodwill for the year ended December 31, 2010 is as follows:

Balance at December 31, 2009	$6,911
Acquired goodwill	12,152

Balance at December 31, 2010	$19,063

Results of Operations

Year ended December 31, 2010, compared to the Year ended December 31, 2009

The following table presents an overview of our results of operations for the years ended December 31, 2010 and 2009.

	Year Ended December 31,
	2010		2009
		% of		% of	2010 vs 2009
	$	Revenue	$	Revenue	$ Change	% Change
	(In thousands)

Net revenue	$165,969	100.0%	$128,805	100.0%	$37,164	28.9%

Cost of services*	83,217	50.1%	64,455	50.0%	18,762	29.1%
Research and development	26,008	15.7%	13,153	10.2%	12,855	97.7%
Selling, general and administrative	33,743	20.3%	23,650	18.4%	10,093	42.7%
Net change in contingent consideration obligation	4,295	2.6%	—	—	4,295	100.0%
Depreciation and amortization	9,403	5.7%	8,499	6.6%	904	10.6%

	156,666	94.4%	109,757	85.2%	46,909	42.7%

Income from operations	$9,303	5.6%	$19,048	14.8%	$(9,745)	(51.2)%

*	Cost of services excludes depreciation and amortization which is shown separately.

Net Revenues.  Net revenues increased by $37.2 million to $166.0 million in 2010, compared to 2009. This increase was primarily due to increased transaction volumes and expansion into new programs from our AT&T and Time Warner Cable relationships and due to our FusionOne acquisition which contributed additional license and subscription revenues in the year. Net revenues related to AT&T increased $18.7 million to $102.4 million for 2010, compared to 2009. AT&T represented 61.7% and 64.9% of our revenues for 2010 and 2009, respectively. Net revenues outside of AT&T increased by $17.8 million in 2010 compared to 2009. Net revenues outside of AT&T represented 38.3% and 35.1% of our revenues in 2010 and 2009, respectively. Transaction and subscription revenues recognized for the years ended December 31, 2010 and 2009 represented 78.5% or $130.4 million and 83.4% or $107.4 million of net revenues, respectively. Professional service revenues as a percentage of sales were 17.3% or $28.7 million in 2010, compared to 15.2% or $19.6 million in 2009. As a result of the FusionOne acquisition, license revenues increased $5.1 million to $6.9 million or 4.2% of net revenues for 2010 as compared to 2009.

Expense

Cost of Services.  Cost of services increased $18.8 million to $83.2 million in 2010, compared to 2009, due primarily to an increase of $7.3 million for outside consultants related to growth in existing and new programs with our customers. There was an increase of $6.3 million in our personnel and related costs and an increase of $1.9 million in stock-based compensation in 2010, compared to 2009. The increase in personnel and related costs and stock-based compensation was due primarily to an increase in headcount as a result of the FusionOne acquisition and our continued global and domestic expansion. In addition, there was an increase of $3.5 million in telecommunication and facility costs related to the increased call volume and capacity associated with our data facilities and our expansions related to the FusionOne acquisition offset by a decrease of $382 thousand in license fees related to our 2009 ATG license purchase. Cost of services as a percentage of net revenues increased to 50.1% for 2010, as compared to 50.0% for 2009.

Research and Development.  Research and development expense increased approximately $12.9 million to $26.0 million in 2010, compared to 2009, due primarily to the acquisition of FusionOne. Personnel and related costs increased $6.4 million and stock-based compensation increased $1.4 million in 2010, compared to 2009, due to an increase in headcount and our continued global and domestic expansion. Also included in the increase in personnel and related costs and in stock-based compensation costs was $606 thousand related to the FusionOne employee Earn-out achieved during the year ended December 31, 2010. In addition there was an increase of $3.4 million in professional services as a result of augmentations of our staff related to the development of new technologies, an increase of $1.1 million in telecommunication and facility costs related to the increase in headcount and the utilization of our expanded resources, and acquisition related fees of $211 thousand related to our acquisition of FusionOne. Research and development expense as a percentage of net revenues increased to 15.7% for 2010, compared to 10.2% in 2009.

Selling, General and Administrative.  Selling, general and administrative expenses increased $10.1 million to $33.7 million in 2010, compared to 2009, primarily due to the acquisition of FusionOne including acquisition related fees of $2.9 million for investment banking and professional services. Personnel and related costs increased by $4.4 million, stock-based compensation expense increased by $2.0 million, consulting costs increased by $576 thousand and marketing costs increased by $338 thousand in 2010, compared to 2009. Additionally, franchise taxes and other taxes increased by $380 thousand in 2010, compared to 2009. The increase in personnel and related and stock-based compensation costs was primarily due to an increase in headcount as a result of our continued growth. Also included in the increase in personnel and related costs and in stock-based compensation costs were costs of $477 thousand related to the FusionOne employee Earn-out achieving some of the quarterly targets during the year ended December 31, 2010 in addition to updates to the FusionOne 2011 forecast and the weighted probability of achieving future quarterly targets. The increase in consulting and marketing costs relate to our expanded business development and marketing activities. These expenses were offset by decreases in professional services of $292 thousand and bad debt expense of $318 thousand. Lastly, during 2010, there were integration, restructuring and exit activity costs of $207 thousand related to our consolidation of FusionOne. Selling, general and administrative expense as a percentage of net revenues increased to 20.3% for 2010, as compared to 18.4% for 2009.

Depreciation and amortization.  Depreciation and amortization expense increased $904 thousand to $9.4 million in 2010, compared to 2009, primarily related to the amortization of our newly acquired intangible assets of FusionOne. This increase was offset by the completion of the depreciation of certain assets which, for accounting purposes, have reached the end of their respective lives. Depreciation and amortization expense as a percentage of net revenues decreased to 5.7% for 2010, as compared to 6.6% for 2009.

Net change in contingent consideration obligation.  The fair value change in the contingent consideration liability related to the Earn-out for the FusionOne equity holders resulted in additional expense of $4.3 million for the year ended December 31, 2010. The increase in the estimate of the fair value of the contingent consideration obligation is due to FusionOne business achieving some of the quarterly targets in addition to updates to the FusionOne 2011 forecast and the weighted probability of achieving certain future quarterly targets.

Income from Operations.  Income from operations decreased $9.7 million to $9.3 million in 2010, compared to 2009. This decrease was due primarily to the change in contingent consideration obligation and related costs associated with the acquisition of FusionOne and increased investments in our research and development staff and related costs. Income from operations as a percentage of net revenues decreased to 5.6% for 2010, as compared to 14.8% for 2009.

Interest and other income.  Interest and other income increased $532 thousand to $1.1 million in 2010, compared to 2009. Interest and other income increased primarily due to proceeds from an insurance claim for damaged equipment offset by decreased interest income due to lower yields and effective interest rates on our investments.

Interest and other expense.  Interest expense increased $523 thousand to $1.3 million in 2010, compared to 2009. Interest and other expense increased primarily due to the lease financing obligation related to our Pennsylvania facility that began in April 2009. During the years ended December 31, 2010 and 2009 we recognized approximately $913 thousand and $674 thousand, respectively, of interest expense related to the facility lease. The remaining increase was due to fixed asset disposals and foreign currency loses.

Income Tax.  During 2010 and 2009, we recognized approximately $5.2 million and $6.5 million in income tax expense, respectively. Our effective tax rate was approximately 57.4% and 34.7% during 2010 and 2009, respectively. We review the expected annual effective income tax rate and make changes on a quarterly basis as necessary based on certain factors such as changes in forecasted annual operating income, changes to the actual and forecasted permanent book-to-tax differences, or changes resulting from the impact of a tax law change. In 2010, our effective tax rate was higher than our US federal statutory rate primarily due to the unfavorable tax impact of the fair market value adjustment for the contingent consideration obligation related to the Earn-out for the FusionOne equity holders, the nondeductible transaction costs related to the FusionOne acquisition, and other nondeductible items including GAAP compensation expense for incentive stock options. In addition, the tax rate increase from the prior year is also impacted by the expiration of the tax holiday in India and increased state taxes due to more contracts being performed in those locations.

We expect to be exposed to fluctuations in our effective rate during the FusionOne Earn-out period for our contingent consideration liability. Due to the nature of this transaction we may experience significant adjustments to fair value of the contingent consideration obligation depending on the outcome of the quarterly achievements.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits for the twelve months ended December 31, 2010 is as follows:

Unrecognized tax benefit at December 31, 2009	$994
Additions for tax positions of prior periods	57
Decreases for tax positions of prior periods	(44)
Additions for tax positions of current periods	153
Reductions related to the expiration of statutes of limitations	(560)

Unrecognized tax benefit at December 31, 2010	$600

Year ended December 31, 2009, compared to the Year ended December 31, 2008

The following table presents an overview of our results of operations for the years ended December 31, 2009 and 2008.

	Year Ended December 31,
	2009		2008
		% of		% of	2009 vs 2008
	$	Revenue	$	Revenue	$ Change	% Change
	(In thousands)

Net revenue	$128,805	100.0%	$110,982	100.0%	$17,823	16.1%

Cost of services*	64,455	50.0%	53,528	48.2%	10,927	20.4%
Research and development	13,153	10.2%	11,049	10.0%	2,104	19.0%
Selling, general and administrative	23,650	18.4%	21,718	19.6%	1,932	8.9%
Depreciation and amortization	8,499	6.6%	6,656	6.0%	1,843	27.7%

	109,757	85.2%	92,951	83.8%	16,806	18.1%

Income from operations	$19,048	14.8%	$18,031	16.2%	$1,017	5.6%

*	Cost of services excludes depreciation which is shown separately.

Net Revenue.  Net revenues increased by $17.8 million to $128.8 million in 2009, compared to 2008. This increase was primarily due to increased revenues from existing customers. Net revenues related to AT&T increased by $9.0 million to $83.7 million for 2009, compared to 2008. AT&T represented 64.9% and 67.3% of our revenues for 2009 and 2008, respectively. Net revenues outside of our AT&T relationship increased by $8.8 million in 2009 compared to 2008. Net revenues outside of AT&T represented 35.1% and 32.7% of our revenues in 2009 and 2008, respectively. Transaction and subscription revenues recognized for the year ended December 31, 2009 and 2008 represented 83.4% or $107.4 million and 84.1% or $93.4 million of net revenues, respectively. Professional service revenues as a percentage of sales were 15.2% or $19.6 million in 2009, compared to 15.6% or $17.3 million in 2008.

Expense

Cost of Services.  Cost of services increased $10.9 million to $64.5 million in 2009, compared to 2008, due primarily to an increase of $4.9 million in personnel and related costs and an increase of $0.6 million in stock-based compensation. The increase in personnel and related costs was due primarily to an increase in headcount. In addition, there was an increase of $1.8 million in telecommunication and facility costs related to the expansion in infrastructure to accommodate the growth of our customers and the transition to our new facilities in Bethlehem, PA and Bangalore, India. Also, there was an increase of $3.0 million for outside consultants related to new programs for our customers. Cost of services as a percentage of net revenues increased to 50.0% for 2009, as compared to 48.2% for 2008.

Research and Development.  Research and development expense increased approximately $2.1 million to $13.2 million for 2009, compared to 2008, due primarily to an increase of $2.9 million in personnel and related costs. The increase in personnel and related costs was due primarily to an increase of new technology such as the ConvergenceNow® Plus+tm platform and other functionality in existing platforms and the support of new customers. The growth of personnel was distributed between our United States and India development centers. Also, an increase of $0.4 million in additional telecommunication and facility costs related to our new data facilities contributed to the increase offset by a decrease of $1.0 million in outside consulting costs, due to the utilization of employees. Research and development expense as a percentage of net revenues increased to 10.2% for 2009, compared to 10.0% for 2008.

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

Depreciation and amortization.  Depreciation and amortization expense increased $1.8 million to $8.5 million for 2009, compared to 2008, due to growth in the invested value of our infrastructure and the amortization of intangible assets acquired from Wisor. As a result of the amount of fixed assets acquired in 2009 and 2008, depreciation and amortization expense as a percentage of net revenues increased to 6.6% for 2009, as compared to 6.0% for 2008.

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

Unaudited Quarterly Results of Operations

	Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)

2010
Net revenues	$35,063	$37,218	$44,456	$49,232
Gross profit(2)	17,421	18,205	21,473	25,653
Net income(3)	2,733	2,953	2,141	(3,954)
Basic net income per common share(1)	0.09	0.09	0.05	(0.09)
Diluted net income per common share(1)	0.09	0.09	0.05	(0.09)

	Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)

2009
Net revenues	$29,553	$30,554	$33,097	$35,601
Gross profit(2)	14,354	15,364	16,307	18,325
Net income(4)	2,105	2,557	3,129	4,506
Basic net income per common share(1)	0.07	0.08	0.10	0.15
Diluted net income per common share(1)	0.07	0.08	0.10	0.14

(1)	Per common share amounts for the quarters and full year have been calculated separately. Accordingly, quarterly amounts do not add to the annual amount because of differences in the weighted-average common shares outstanding during each period principally due to the effect of issuing shares of our common stock and options during the year.

(2)	Gross profit is defined as net revenues less cost of services and excludes depreciation and amortization expense.

(3)	Net income for the quarters ended September 31, and December 31, 2010, included a change in contingent consideration obligation of ($2.0) million and $6.3 million, respectively.

(4)	Net income for the quarter ended December 31, 2009 included a tax benefit resulting from the amendment of 401,962 shares of our incentive stock options.

Liquidity and Capital Resources

In 2010, our principal source of liquidity was cash provided by operations and our secondary offering. Our cash, cash equivalents and marketable securities balance was $189.6 million at December 31, 2010, an increase of $91.9 million as compared to the end of 2009. This increase was primarily due to the $106.6 million in net proceeds received from our secondary stock offering on November 23, 2010 and from cash provided by operations offset by $32 million in cash used for the acquisition of FusionOne. We anticipate that our principal uses of cash in the future will be to fund the expansion of our business through both organic growth as well as possible acquisition activities and the expansion of our customer base internationally. Uses of cash will also include facility expansion, capital expenditures and working capital.

In May 2008, we entered into an agreement to lease space for our Pennsylvania offices and data center in a newly constructed facility. The lease has a term of 10 years and 5 months with an option to extend the term of the lease for two consecutive five year periods. In August 2008, we amended the lease whereby we agreed to reimburse the landlord for certain leasehold improvements we had requested. The construction phase of the building was complete as of June 30, 2009. Since the tenant improvements, under the lease amendment, are considered structural in nature and we are responsible for reimbursement to the landlord for the cost of these improvements we are considered to be the owner of the construction project for accounting purposes. We recorded assets on our balance sheet for all of the costs paid by the lessor to construct the Pennsylvania facility through December 31, 2009, along with corresponding financing liabilities for amounts equal to these lessor-paid construction costs through December 31, 2009. Post construction-period accounting requires determination of a portion of the monthly lease payments to be construed as interest, depreciation, and principal payments. At December 31, 2010, we had recorded $8.8 million of construction costs funded by the landlord, with an offsetting amount recorded as financing liabilities. The lease did not qualify for a sale lease back treatment and therefore the lease was treated as a financing lease. For the year ended December 31, 2010, we recorded $913 thousand and $294 thousand of interest expense and depreciation expense, respectively, related to the lease agreement.

Discussion of Cash Flows

Year ended December 31, 2010, compared to the Year ended December 31, 2009

Cash flows from operations.  Net cash provided by operating activities for the year ended December 31, 2010 was $21.7 million, compared to $29.7 million for the year ended December 31, 2009. Our primary uses of cash from operating activities are for personnel related expenditures and outside consultants. We also make cash payments related to taxes and leased facilities. During the year ended December 31, 2010 we also made payments of approximately $3.1 million related to our FusionOne related acquisition transaction costs. The decrease in net cash provided by operating activities for the year ended December 31, 2010 of $8.0 million as compared to 2009 is primarily due to the change in working capital which included a $8.1 million increase in our accounts receivable balance as our collection of customer accounts only partially offset the increase of $37.2 million in customer sales and a $4.6 million increase in our accounts payable and accrued expenses. The accounts payable and accrued expenses accounts grew partially due to increased expenses necessary to support higher revenues as well as the up-front costs associated with the design, business process flow and planning related to the on-boarding of new business channels within our existing customers. Deferred revenue increased primarily due to maintenance fees associated with the FusionOne customer contracts.

Cash flows from investing.  Net cash used in investing activities for the year ended December 31, 2010 was $47.2 million, compared to cash used in investing activities of $13.3 million for the year ended December 31, 2009. The primary use of cash was $30.8 million used in the acquisition of FusionOne net of cash acquired. In addition, there was $15.4 million used to purchase property and equipment primarily related to our continued investments in global information technology and business system infrastructure. We also used $1.5 million related to the purchase and maturity of our marketable securities available for sale.

Cash flows from financing.  Net cash provided by financing activities for the year ended December 31, 2010 was $116.1 million compared to cash provided by financing activities of $1.3 million for the year ended December 31, 2009. The increase was due to the net proceeds of $106.6 million from the secondary stock offering, $8.1 million from the exercise of stock options, and $2.4 million from an increase in the tax benefit from the exercise of stock options, offset by $949 thousand of payments made during 2010 on our capital obligation related to our data facility.

We believe that our existing cash and cash equivalents and cash generated from our operations will be sufficient to fund our operations for the next twelve months.

Year ended December 31, 2009, compared to the Year ended December 31, 2008

Cash flows from operations.  Net cash provided by operating activities for the year ended December 31, 2009 was $29.7 million, compared to $26.4 million for the year ended December 31, 2008. The increase of $3.3 million is primarily due to an increase to net income, accounts payable and accrued expenses and deferred revenue balance partially offset by an increase to accounts receivable and prepaid expenses and other current assets. The accounts payable and accrued expenses accounts grew partially due to increased expenses necessary to support higher revenues as well the up-front costs associated with the design, business process flow and planning related to the on-boarding of new business channels within our existing customers. Deferred revenue increased primarily due to increased set-up fees associated with new customer contracts.

Cash flows from investing.  Net cash used in investing activities in 2009 was $13.3 million, compared to net cash used of $25.4 million in 2008. The decrease was primarily due to the acquisition of Wisor in 2008 offset by a net increase in leasehold improvements and fixed asset acquisitions in 2009 primarily associated with the move to our new facilities in Pennsylvania and Bangalore, India.

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

Effect of Inflation

Although inflation generally affects us by increasing our cost of labor and equipment, we do not believe that inflation has had any material effect on our results of operations during 2010, 2009 and 2008.

Contractual Obligations

Our commitments consist of obligations under leases for office space, automobiles, computer equipment and furniture and fixtures. The following table summarizes our long-term contractual obligations as of December 31, 2010 (in thousands).

	Payments Due by Period
		Less Than			More Than
	Total	1 Year	1 — 3 Years	4 — 5 Years	5 Years

Long-term lease obligations(1)	$11,202	$1,336	$2,740	$2,706	$4,420
Contingent consideration obligation(2)	16,915	—	16,915	—	—
Operating lease obligations	4,166	1,992	1,768	406	—
Capital lease obligations	82	82	—	—	—
Other long-term liabilities(3)	600	78	522	—	—

Total	$32,965	$3,488	$21,945	$3,112	$4,420

(1)	Amount represents obligation associated with the Pennsylvania facility lease.

(2)	Amount represents the fair value of the contingent consideration obligation of our FusionOne acquisition and is based on actual and estimated achievements of financial targets as of December 31, 2010. When settled at the end of the Earn-out period the amount is subject to change due to the actual achievements of financial targets and our stock price. We potentially may make payments totaling up to $35 million in cash and stock.

(3)	Amount represents unrecognized tax positions recorded in our balance sheet. Although the timing of the settlement is uncertain, we believe this amount will be settled within 3 years.

Impact of Recently Issued Accounting Standards

In September 2009, the FASB issued Accounting Standard Update (“ASU”) No. 2009-14 “Certain Revenue Arrangements that Include Software Elements” This standard requires tangible products that contain software and non-software elements that work together to deliver the products’ essential functionality to be evaluated under the accounting standard regarding multiple deliverable arrangements. This standard update is effective January 1, 2011 and may be adopted prospectively for revenue arrangements entered into or materially modified after the date of adoption or retrospectively for all revenue arrangements for all periods presented. We do not expect the adoption of this standard to have a material effect on its consolidated financial statements or disclosures.

In October 2009, the FASB issued ASU No. 2009-13 “Multiple Deliverable Revenue Arrangements — a consensus of the FASB Emerging Issues Task Force.” This standard provides principles for allocation of consideration among its multiple-elements, allowing more flexibility in identifying and accounting for separate deliverables under an arrangement. ASU No. 2009-13 introduces an estimated selling price method for valuing the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available, and significantly expands related disclosure requirements. This standard is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Alternatively, adoption may be on a retrospective basis, and early application is permitted. We do not expect the adoption of this statement to have a material effect on our consolidated financial statements or disclosures.

In April 2010, the FASB issued ASU 2010-17, Revenue Recognition — Milestone Method (Topic 605): Milestone Method of Revenue Recognition (“ASU 2010-17”). ASU 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive. Milestones should be considered substantive in their entirety and may not be bifurcated. An arrangement may contain both substantive and non-substantive milestones, and each milestone should be evaluated individually to determine if it is substantive. ASU 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010, with early adoption permitted. We did not elect the early adoption option and because we currently do not have performance payment milestones in our contractual arrangements we do not expect that the adoption would have a material impact on the consolidated financial statements.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of December 31, 2010 and December 31, 2009.

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

The primary objective of our investment activities is to preserve our capital for the purpose of funding operations, while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and short- and long-term investments in a variety of securities, which could include commercial paper, money market funds and corporate debt securities. Our cash, cash equivalents and marketable securities at December 31, 2010 and 2009 were invested in liquid money market accounts and certificates of deposit. All market-risk sensitive instruments were entered into for non-trading purposes.

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

We have audited the accompanying consolidated balance sheets of Synchronoss Technologies, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in Item 15(a)(2). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Synchronoss Technologies, Inc. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Synchronoss Technologies, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 4, 2011 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

MetroPark, New Jersey
March 4, 2011

SYNCHRONOSS TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2010	2009
	(In thousands, except per
	share data)

ASSETS
Current assets:
Cash and cash equivalents	$180,367	$89,924
Marketable securities	1,766	2,558
Accounts receivable, net of allowance for doubtful accounts of $558 and $830 at December 31, 2010 and 2009, respectively	34,940	25,939
Prepaid expenses and other assets	8,606	4,069
Deferred tax assets	3,272	1,462

Total current assets	228,951	123,952
Marketable securities	7,502	5,202
Property and equipment, net	32,622	23,735
Goodwill	19,063	6,911
Intangible assets, net	33,231	2,727
Deferred tax assets	16,432	8,992
Other assets	2,598	1,040

Total assets	$340,399	$172,559

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,013	$5,171
Accrued expenses	12,999	7,350
Deferred revenues	5,143	3,095

Total current liabilities	25,155	15,616
Lease financing obligation — long-term	9,205	9,150
Contingent consideration obligation	16,915	—
Other liabilities	1,101	1,329
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000 shares authorized, 0 shares issued and outstanding at December 31, 2010 and 2009, respectively	—	—
Common stock, $0.0001 par value; 100,000 shares authorized, 38,863 and 33,104 shares issued; 36,863 and 31,104 outstanding at December 31, 2010 and 2009, respectively	4	3
Treasury stock, at cost (2,000 shares at December 31, 2010 and 2009)	(23,713)	(23,713)
Additional paid-in capital	255,656	117,797
Accumulated other comprehensive loss	(182)	(7)
Retained earnings	56,258	52,384

Total stockholders’ equity	288,023	146,464

Total liabilities and stockholders’ equity	$340,399	$172,559

See accompanying consolidated notes.

SYNCHRONOSS TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2010	2009	2008
	(In thousands, except per share data)

Net revenues	$165,969	$128,805	$110,982
Costs and expenses:
Cost of services*	83,217	64,455	53,528
Research and development	26,008	13,153	11,049
Selling, general and administrative	33,743	23,650	21,718
Net change in contingent consideration obligation	4,295	—	—
Depreciation and amortization	9,403	8,499	6,656

Total costs and expenses	156,666	109,757	92,951

Income from operations	9,303	19,048	18,031
Interest and other income	1,058	526	2,369
Interest expense	(1,264)	(741)	(96)

Income before income tax expense	9,097	18,833	20,304
Income tax expense	(5,223)	(6,536)	(8,424)

Net income attributable to common stockholders	$3,874	$12,297	$11,880

Net income attributable to common stockholders per Common share:
Basic†	$0.12	$0.40	$0.38

Diluted†	$0.12	$0.39	$0.37

Weighted-average common shares outstanding:
Basic†	31,971	30,813	31,619

Diluted†	33,011	31,145	32,187

*	Cost of services excludes depreciation and amortization which is shown separately.

†	See notes to financial statement footnote 2.

See accompanying consolidated notes.

SYNCHRONOSS TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Accumulated
					Additional	Other		Total
	Common Stock		Treasury Stock		Paid-In	Comprehensive	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
	(In thousands)

Balance at December 31, 2007	32,726	$3	(96)	$(19)	$98,596	$4	$28,207	$126,791
Stock based compensation	—	—	—	—	6,151	—	—	6,151
Issuance of restricted stock	87	—	—	—	980	—	—	980
Repurchase of treasury stock	—	—	(2,000)	(23,694)	—	—	—	(23,694)
Retirement of treasury stock	(96)	—	96	—	—	—	—	—
Issuance of common stock on exercise of options	161	—	—	—	784	—	—	784
Comprehensive income:
Net income	—	—	—	—	—	—	11,880	11,880
Foreign currency translation	—	—	—	—	—	30	—	30
Unrealized gain on investments in marketable securities, net of tax	—	—	—	—	—	32	—	32

Total comprehensive income	—	—	—	—	—	—	—	11,942
Tax benefit from stock option exercise	—	—	—	—	1,384	—	—	1,384

Balance at December 31, 2008	32,878	$3	(2,000)	$(23,713)	$107,895	$66	$40,087	$124,338

Stock based compensation	—	—	—	—	7,165	—	—	7,165
Issuance of restricted stock	4	—	—	—	1,091	—	—	1,091
Issuance of common stock on exercise of options	222	—	—	—	1,499	—	—	1,499
Comprehensive income:
Net income	—	—	—	—	—	—	12,297	12,297
Foreign currency translation	—	—	—	—	—	(91)	—	(91)
Unrealized gain on investments in marketable securities, net of tax	—	—	—	—	—	18	—	18

Total comprehensive income	—	—	—	—	—	—	—	12,224
Tax benefit from stock option exercise	—	—	—	—	147	—	—	147

Balance at December 31, 2009	33,104	$3	(2,000)	$(23,713)	$117,797	$(7)	$52,384	$146,464

Stock based compensation	—	—	—	—	11,167	—	—	11,167
Issuance of restricted stock	132	—	—	—	1,804	—	—	1,804
Issuance of common stock on exercise of options	731	—	—	—	8,090	—	—	8,090
Issuance of common stock related to acquisition	398	—	—	—	7,136	—	—	7,136
Issuance of common stock from secondary offering	4,414	1	—	—	106,637	—	—	106,638
Earn-out shares issuable	84	—	—	—	664	—	—	664
Comprehensive income:
Net income	—	—	—	—	—	—	3,874	3,874
Foreign currency translation	—	—	—	—	—	(192)	—	(192)
Unrealized gain on investments in marketable securities, net of tax	—	—	—	—	—	17	—	17

Total comprehensive income	—	—	—	—	—	—	—	3,699
Tax benefit from stock option exercise	—	—	—	—	2,361	—	—	2,361

Balance at December 31, 2010	38,863	$4	(2,000)	$(23,713)	$255,656	$(182)	$56,258	$288,023

See accompanying consolidated notes.

SYNCHRONOSS TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Operating activities:
Net income	$3,874	$12,297	$11,880
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	9,403	8,499	6,656
Loss on disposal of fixed assets	94	18	—
Proceeds from insurance claim	(418)	—	—
Deferred income taxes	69	(884)	(715)
Non-cash interest on leased facility	913	674	—
Stock-based compensation	13,637	8,256	7,131
Changes in operating assets and liabilities:
Accounts receivable, net of allowance for doubtful accounts	(8,740)	(643)	3,784
Prepaid expenses and other current assets	(1,927)	(585)	116
Other assets	(1,695)	(409)	(29)
Accounts payable and accrued expenses	5,678	1,043	18
Contingent consideration obligation	4,795	—	—
Excess tax benefit from the exercise of stock options	(2,361)	(147)	(1,384)
Other liabilities	(228)	(37)	(511)
Deferred revenues	(1,352)	1,643	(571)

Net cash provided by operating activities	21,742	29,725	26,375
Investing activities:
Purchases of fixed assets	(15,423)	(12,089)	(4,449)
Proceeds from the sale of fixed assets	55	30	—
Proceeds from insurance claim	418
Purchases of marketable securities available-for-sale	(4,723)	(4,103)	(6,368)
Maturities of marketable securities available-for-sale	3,230	2,893	2,971
Business acquired, net of cash	(30,779)	(49)	(17,556)

Net cash used in investing activities	(47,222)	(13,318)	(25,402)
Financing activities:
Proceeds from the exercise of stock options	8,090	1,499	784
Proceeds from secondary public offering, net of offering costs	106,637	—	—
Excess tax benefit from the exercise of stock option	2,361	147	1,384
Repurchase of common stock	—	—	(23,694)
Repayments of capital obligations	(949)	(332)	—

Net cash provided by (used in) financing activities	116,139	1,314	(21,526)

Effect of exchange rate changes on cash	(216)	—	—
Net increase (decrease) in cash and cash equivalents	90,443	17,721	(20,553)
Cash and cash equivalents at beginning of year	89,924	72,203	92,756

Cash and cash equivalents at end of period	$180,367	$89,924	$72,203

Supplemental disclosures of cash flow information:
Cash paid for interest	$2	$5	$58

Cash paid for income taxes	6,225	7,271	7,823

Supplemental disclosure of non-cash investing and financing activities:
Non-cash increase in lease financing obligation and construction-in-progress	$—	$2,123	$6,685

Issuance of common stock in connection with the acquisition	7,136	—	—

See accompanying consolidated notes.

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

1.	Description of Business

Synchronoss Technologies, Inc. (the “Company” or “Synchronoss”) is a leading provider of on-demand transaction, content and connectivity management solutions that enable communications service providers (CSPs), cable operators/ multi-services operators (MSOs), original equipment manufacturers (OEMs) with embedded connectivity (e.g. smartphones, laptops, netbooks and mobile internet devices, among others), e-Tailers/retailers, enterprise business and other customers to accelerate and monetize their go-to-market strategies for connected devices. This includes automating subscriber activation, order management and service provisioning from any channel (e.g., e-commerce, telesales, enterprise, indirect and other retail outlets, etc.) to any communication service (e.g., wireless (2G, 3G, 4G), high speed access, local access, IPTV, cable, satellite TV, etc.) across any connected device type. The Company’s ConvergenceNow®, ConvergenceNow® Plus+TM and InterconnectNowtm platforms provide end-to-end seamless integration between customer-facing channels/applications, communication services, or devices and “back-office” infrastructure-related systems and processes. The Company’s customers rely on the Company’s solutions and technology to automate the process of activation and content management for their customers’ devices while delivering additional communication services. Synchronoss has designed its platforms to be flexible and scalable to enable multiple converged communication services to be managed across multiple distribution channels, including e-commerce, telesales, customer stores, indirect, and other retail outlets, etc., allowing the Company to meet the rapidly changing and converging services and connected devices offered by its customers. The Company enables its customers to acquire, retain and service subscribers quickly, reliably and cost-effectively by simplifying the processes associated with managing the customer experience for activating and synchronizing connected devices and services through the use of its platforms.

On July 19, 2010 the Company acquired FusionOne, Inc. and its subsidiary, FusionOne Esti ou (“Estonia”) (collectively, “FusionOne”) for approximately $32 million in cash, approximately 400 thousand common shares of its Common Stock and potentially may make payments (“Earn-out”) totaling up to $35 million in cash and stock, based on achievements of certain financial targets for the period from July 1, 2010 through December 31, 2011. FusionOne was incorporated in Delaware on May 19, 1998 and began operations on November 4, 1998 (inception). FusionOne provides internet synchronization technology and marketing services that make information access seamless and simple across multiple communications and computing devices across both compatible and traditionally incompatible systems. In addition, FusionOne has expanded its technology to provide personal content management applications for mobile phone users which includes affordable backup of the user’s address book, calendar, pictures and downloaded content.

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

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue Recognition and Deferred Revenue

The Company provides services principally on a transaction fee basis or, at times, on a fixed fee basis and recognizes the revenues as the services are performed or delivered as described below:

Transaction Service Arrangements:  Transaction revenues consist of revenues derived from the processing of transactions through the Company’s service platforms and represent approximately 76% of its revenue for the year ended December 31, 2010 and 83% of its revenues during the years ended December 31, 2009 and 2008. Transaction service arrangements include services such as processing equipment orders, new account set-up and activation, number port requests, credit checks and inventory management.

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

Many of the Company’s contracts guarantee minimum volume transactions from the customer. In these instances, if the customer’s total transaction volume for the period is less than the contractual amount, the Company records revenues at the minimum guaranteed amount. At times, transaction revenues may also include billings to customers that reimburse the Company based on the number of individuals dedicated to processing transactions. Set-up fees for transactional service arrangements are deferred and recognized on a straight-line basis over the life of the contract since these amounts would not have been paid by the customer without the related transactional service arrangement. Revenues are presented net of discounts, which are volume level driven, or credits, which are performance driven, and are determined in the period in which the volume thresholds are met or the services are provided.

Professional Service Arrangements:  Professional services represented approximately 17%, 15% and 16% of net revenues for the years ended December 31, 2010, 2009 and 2008, respectively. Professional services include process and workflow consulting services and development services. Professional services, when sold with transactional service arrangements, are accounted for separately when the professional services have value to the customer on a standalone basis and there is objective and reliable evidence of fair value of the professional services. When accounted for separately, professional service revenues are recognized on a monthly basis, as services are performed and all other elements of revenue recognition have been satisfied.

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

If a professional service arrangement were not to qualify for separate accounting, the Company would recognize the professional service revenues ratably over the remaining term of the transaction contract. For the years ended December 31, 2010, 2009 and 2008, all professional services have been accounted for separately.

Software License Arrangements:  Software license arrangements represented approximately 4% of the Company’s revenues for the year ended 2010 and primarily related to its Network Address Book Software, a component part of its ConvergenceNow® Plus+TM which the Company acquired from FusionOne. The Company recognizes revenue when the license is delivered to its customers. When arrangements include multiple elements, the Company allocates the total fee among the various elements using the residual method. Under the residual method, revenue is recognized when vendor-specific objective evidence (VSOE) of fair value exists for all of the undelivered elements of the arrangement, but does not exist for one or more of the delivered elements of the arrangement. Judgment is also involved in determining whether VSOE of fair value for the undelivered elements

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

exists. Such judgments can impact the amount of revenue that the Company records in a given period. While the Company follows specific and detailed rules and guidelines related to revenue recognition, the Company makes and uses management judgments and estimates in connection with the revenue recognized in any reporting period, particularly in the areas described above, as well as collectability. If the Company’s management made different estimates or judgments, differences in the timing of the recognition of revenue could occur.

Subscription Service Arrangements:  Subscription service arrangements represented approximately 3% of revenue for the year ended December 31, 2010 and 1% of revenues for the years ended December 31, 2009 and 2008, respectively, and relate principally to the Company’s enterprise portal management services and maintenance agreements on software license. The Company records revenues on a straight-line basis over the life of the contract for its subscription service and maintenance contracts.

Deferred Revenue:  Deferred revenues primarily represent billings to customers for services in advance of the performance of the services, with revenues recognized as the services are rendered, and also includes the fair value of deferred revenues recorded as a result of the FusionOne acquisition.

Service Level Standards

Pursuant to certain contracts, the Company is subject to service level standards and to corresponding penalties for failure to meet those standards. All performance-related penalties are reflected as a corresponding reduction of the Company’s revenues. These penalties, if applicable, are recorded in the month incurred and were insignificant for the years ended December 31, 2010, 2009 and 2008, respectively.

Concentration of Credit Risk

The Company’s financial instruments that are exposed to concentration of credit risk consist primarily of cash and cash equivalents, marketable securities and accounts receivable. The Company maintains its cash and cash equivalents in bank accounts, which, at times, exceed federally insured limits. The Company deposits its excess cash in high-quality financial instruments, primarily money market funds and certificates of deposit in denominations below $250 thousand with various financial institutions. The Company has not recognized any losses in such accounts. The Company believes it is not exposed to significant credit risk on cash, cash equivalents and securities. Concentration of credit risk with respect to accounts receivable is limited because of the creditworthiness of the Company’s major customers.

The Company’s top five customers accounted for 83%, 84% and 89% of net revenues for 2010, 2009 and 2008, respectively. The Company’s top five customers accounted for 77% and 71% of accounts receivable at December 31, 2010 and 2009, respectively. The Company is the primary provider of e-commerce transaction management solutions to the e-commerce channel of AT&T Inc. (“AT&T”), the Company’s largest customer, under an agreement which was renewed in January 2009 and runs through December of 2011. For the year ended December 31, 2010, AT&T accounted for approximately 62% of the Company’s revenues, compared to 65% for the year ended December 31, 2009. The loss of AT&T as a customer would have a material negative impact on the Company. The Company believes that if AT&T terminated its relationship with Synchronoss, AT&T would encounter substantial costs in replacing Synchronoss’ transaction management solution.

Fair Value of Financial Instruments and Liabilities

The Company includes disclosures of fair value information about financial instruments and liabilities, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. Due to their short-term nature, the carrying amounts reported in the financial statements approximate the fair value for cash and cash equivalents, accounts receivable and accounts payable.

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Property and Equipment

Property and equipment and leasehold improvements are stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from 3 to 5 years, or the lesser of the related initial term of the lease or useful life for leasehold improvements. Amortization of property and equipment recorded under a capital lease is included with depreciation expense. Expenditures for routine maintenance and repairs are charged against operations. Major replacements, improvements and additions are capitalized.

Business Combinations

The Company accounts for business combinations in accordance with the acquisition method. The acquisition method of accounting requires that assets acquired and liabilities assumed be recorded at their fair values on the date of a business acquisition. The Company’s consolidated financial statements and results of operations reflect an acquired business from the completion date of an acquisition.

The judgments that the Company makes in determining the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact net income in periods following a business combination. The Company generally uses either the income, cost or market approach to aid in its conclusions of such fair values and asset lives. The income approach presumes that the value of an asset can be estimated by the net economic benefit to be received over the life of the asset, discounted to present value. The cost approach presumes that an investor would pay no more for an asset than its replacement or reproduction cost. The market approach estimates value based on what other participants in the market have paid for reasonably similar assets. Although each valuation approach is considered in valuing the assets acquired, the approach ultimately selected is based on the characteristics of the asset and the availability of information.

For acquisitions completed after January 1, 2009, the Company records contingent consideration resulting from a business combination at its fair value on the acquisition date. Each reporting period thereafter, the Company revalues these obligations and records increases or decreases in their fair value as an adjustment to net change in contingent consideration obligation within the consolidated statement of income. Changes in the fair value of the

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

contingent consideration obligation can result from updates in the achievement of financial targets and changes to the weighted probability of achieving those future financial targets. Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period. Accordingly, any change in the assumptions described above, could have a material impact on the amount of the net change in contingent consideration obligation that the Company records in any given period.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of assets acquired, including other definite-lived intangible assets. Goodwill is not amortized, but reviewed annually for impairment or upon the occurrence of events or changes in circumstances that would more likely than not reduce the fair value of the reporting unit below its carrying amount. There were no impairment charges recognized during the years ended December 31, 2010, 2009 and 2008.

Impairment of Long-Lived Assets

A review of long-lived assets for impairment is performed when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. If an indication of impairment is present, the Company compares the estimated undiscounted future cash flows to be generated by the asset to the asset’s carrying amount. If the undiscounted future cash flows are less than the carrying amount of the asset, the Company records an impairment loss equal to the amount by which the asset’s carrying amount exceeds its fair value. The fair value is determined based on valuation techniques such as a comparison to fair values of similar assets or using a discounted cash flow analysis. There were no impairment charges recognized during the years ended December 31, 2010, 2009 and 2008.

Cost of Services

Cost of services includes all direct materials, direct labor and those indirect costs related to revenues such as indirect labor, materials and supplies and facilities cost, exclusive of depreciation expense.

Research and Development

Research and development costs are expensed as incurred, unless they meet GAAP criteria for deferral and amortization. Software development costs incurred prior to the establishment of technological feasibility do not meet these criteria, and are expensed as incurred. Amortization of software development costs is computed using the straight-line method over the estimated useful lives of the assets, 3 and 5 years. As of December 31, 2010, $1.8 million of unamortized software development costs and $185 thousand of amortization expense were recognized during the year. As of December 31, 2009, $349 thousand of unamortized software development costs and no amortization expense were recognized during the year. Research and development expense consists primarily of costs related to personnel, including salaries and other personnel-related expenses, consulting fees and the cost of facilities, computer and support services used in service technology development. The Company also expenses costs relating to developing modifications and minor enhancements of its existing technology and services.

Income Taxes

The Company accounts for the effects of income taxes that result from its activities during the current and preceding years. Under this method, deferred income tax liabilities and assets based on the difference between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse or be utilized. The realization of deferred tax assets is contingent upon the generation of future taxable income. A valuation allowance is recorded if it is “more likely than not” that a portion or all of a deferred tax asset will not be realized.

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2010, and 2009 the Company had total unrecognized tax benefit reserves of $600 and $994 which includes $55 and $119 for interest related to uncertain positions, respectively. Components of the reserve are classified as either current or long-term in the consolidated balance sheet based on when it is expected that each of the items will be settled. Accordingly, the Company recorded a long-term liability for unrecognized tax benefits of $522 and a short term liability of $78 on the balance sheet at December 31, 2010 that would reduce the effective tax rate if recognized. The Company records interest and penalties accrued in relation to uncertain income tax positions below the operating income line as a component of interest expense. Tax returns for years 2007 and thereafter are subject to future examination by tax authorities.

In 2010, the net decrease in the reserve for unrecognized tax benefits was $329 and the net decrease for interest benefit was $64. The Company expects that the amount of unrecognized tax benefits will change during fiscal year 2011; however, the Company does not expect the change to have a significant impact on its results of operations or financial position.

While the Company believes it has identified all reasonably identifiable exposures and that the reserves it has established for identifiable exposures are appropriate under the circumstances, it is possible that additional exposures exist and that exposures may be settled at amounts different than the amounts reserved. It is also possible that changes in facts and circumstances could cause the Company to either materially increase or reduce the carrying amount of its tax reserves.

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

Basic and Diluted Net Income Attributable to Common Stockholders per Common Share

The Company calculates basic and diluted per share amounts based on net earnings adjusted for the effects to earnings that would result if contingently issuable shares related to contingent consideration settleable in the Company’s stock were reported as equity for the periods presented. To calculate basic earnings per share the Company uses the weighted average number of common shares outstanding during the period adjusted for the weighted average number of contingently issuable shares. The weighted average numbers of shares contingently issuable are calculated as if they were outstanding as of the last day of the period. The diluted earnings per share calculation is based on the weighted average number of shares of common stock outstanding adjusted for the number of additional shares that would have been outstanding had all potentially dilutive common shares been issued. Potentially dilutive shares of common stock include stock options, non-vested share awards and

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

contingently issuable shares related to contingent consideration settleable in stock. The dilutive effects of stock options and restricted stock awards are based on the treasury stock method. The dilutive effects of the contingent consideration settleable in stock are calculated as if the contingently issuable shares were outstanding as of the acquisition date, July 19, 2010. The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net income attributable to common stockholders per common share. Stock options that are anti-dilutive and excluded from the following table totaled 1,918, 2,608, and 508 for the years ended December 31, 2010, 2009 and 2008 respectively.

	Year Ended December 31,
	2010	2009	2008

Numerator:
Net income attributable to common stockholders	$3,874	$12,297	$11,880
Income effect for equity mark-to-market on contingent consideration obligation, net of tax	(10)	—	—

Net income applicable to shares of common stock for earnings per share	$3,864	$12,297	$11,880

Denominator:
Weighted average common shares outstanding — basic	31,971	30,813	31,619
Dilutive effect of:
Net issuable common share equivalents	42	—	—
Options and unvested restricted shares	998	332	568

Weighted average common shares outstanding — diluted	33,011	31,145	32,187

Stock-Based Compensation

As of December 31, 2010, the Company maintains three stock-based compensation plans. Compensation cost is recognized for all share-based payments granted and is based on the grant-date fair value estimated using the weighted-average assumption of the Black-Scholes option pricing models. The equity instrument is not considered to be issued until the instrument vests. As a result, compensation cost is recognized over the requisite service period with an offsetting credit to additional paid-in capital. During the years ended 2009 and 2008 compensation expense also included the amortization on a straight-line basis over the remaining vesting period of the intrinsic values of the stock options granted prior to 2006.

For the Company’s performance restricted stock awards the Company determines the actual number of shares the recipient receives at the end of the annual performance period based on the results achieved versus goals based on its annual performance measures, such as operating income. Once the number of awards is determined, the compensation cost is fixed and continues to be recognized on a straight line basis over the requisite service period. In addition, certain employees from the Company’s acquisition of FusionOne are eligible to receive contingent Earn-out payments. The share portion of the Earn-out is recorded as stock based compensation expense and is recorded over the performance period when it is probable that the performance targets will be achieved. This compensation cost will be fixed at the end of the Earn-out period, and therefore is subject to volatility based on the Company’s stock price.

The Company classifies benefits of tax deductions in excess of the compensation cost recognized (excess tax benefits) as a financing cash inflow with a corresponding operating cash outflow. The Company included $2.4 million, $147 thousand, and $1.4 million of excess tax benefits as a financing cash inflow for the years ended December 31, 2010, 2009 and 2008, respectively.

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Impact of Recently Issued Accounting Standards

In September 2009, the FASB issued Accounting Standard Update (“ASU”) No. 2009-14 “Certain Revenue Arrangements that Include Software Elements” This standard requires tangible products that contain software and non-software elements that work together to deliver the products’ essential functionality to be evaluated under the accounting standard regarding multiple deliverable arrangements. This standard update is effective January 1, 2011 and may be adopted prospectively for revenue arrangements entered into or materially modified after the date of adoption or retrospectively for all revenue arrangements for all periods presented. The Company does not expect the adoption of this standard to have a material effect on its consolidated financial statements or disclosures.

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

In April 2010, the FASB issued ASU 2010-17, Revenue Recognition — Milestone Method (Topic 605): Milestone Method of Revenue Recognition (“ASU 2010-17”). ASU 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive. Milestones should be considered substantive in their entirety and may not be bifurcated. An arrangement may contain both substantive and non-substantive milestones, and each milestone should be evaluated individually to determine if it is substantive. ASU 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010, with early adoption permitted. The Company did not elect the early adoption option and because the Company currently does not have performance payment milestones in our contractual arrangements we do not expect that the adoption would have a material impact on the consolidated financial statements.

Segment Information

The Company currently operates in one business segment providing critical technology services to providers of communication devices and associated subscriber services. The Company is not organized by market and is managed and operated as one business. A single management team reports to the chief operating decision maker who comprehensively manages the entire business. The Company does not operate any separate lines of business or separate business entities with respect to its services. Accordingly, the Company does not accumulate a complete set of discrete financial information with respect to separate service lines and does not have separately reportable segments.

3.	Acquisition

FusionOne Inc.

On July 19, 2010, the Company acquired 100% of FusionOne, Inc., a leader in mobile content transfer and synchronization software. The acquisition of FusionOne accelerates the Company’s overall connected device growth strategy and customer diversification efforts. Pursuant to the Agreement and Plan of Merger and Reorganization dated July 6, 2010 (the “Merger Agreement”), the Company paid approximately $32 million in cash and

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

issued approximately 400 thousand common shares of the Company’s Common Stock valued at approximately $7.1 million based on the Company’s July 19, 2010 closing stock price per share, and potentially may make payments (the “Earn-out”) totaling up to $35 million in cash and stock, based on achievements of certain financial targets for the period from July 1, 2010 through December 31, 2011. The maximum that could be paid to existing employees of FusionOne is $7 million and actual amounts will be recorded as compensation expense over the service period.

Acquisition-related Costs

Acquisition-related costs recognized in the year ended December 31, 2010, including transaction costs such as employee retention, legal, accounting, valuation and other professional services, were $3.1 million.

The Earn-out acquisition date fair value of $12.1 million was determined based on a probability-weighted income approach derived from quarterly revenue estimates and a probability assessment with respect to the likelihood of achieving the various Earn-out criteria. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement. For the year ended December 31, 2010, a change in the Earn-out fair value of $4.3 million was recorded as expense in the consolidated statement of income. The increase in the estimate of the fair value of the contingent consideration obligation is due to FusionOne business achieving some of the quarterly targets in addition to updates to the FusionOne 2011 forecast and the weighted probability of achieving future quarterly targets. At each reporting period, the Company will estimate the change in the fair value of the contingent consideration and any change in fair value will be recognized in the statement of income. The estimate of the fair value of the contingent consideration requires subjective assumptions to be made of various potential operating result scenarios. Future revisions to these assumptions could materially change the estimate of the fair value of the contingent consideration and therefore materially affect the Company’s future financial results.

During 2010, in its efforts to improve efficiencies and better align its costs and structure for the future the Company communicated its decision to exit the activities of FusionOne’s Estonia operations and consolidate some functions in its corporate headquarters and other of the Company’s facilities. The Company recorded charges of $470 thousand associated with these exit and restructuring activities. These charges were recorded in research and development and selling, general and administrative costs in the Company’s consolidated financial statements of income. The Company ceased operations in Estonia prior to December 31, 2010.

The following table summarizes the acquisition-related costs, the fair value change in contingent consideration and the acquisition-related contingent consideration to be paid to the existing employees of FusionOne, recognized in the years ended December 31, 2010 and 2009:

	Year Ended December 31,
	2010	2009

Cost of services	$81	$—
Research and development	950	—
Selling, general and administrative	3,673	—
Net change in contingent consideration obligation	4,295	—

Total acquisition-related costs and contingent consideration costs	$8,999	$—

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Allocation of Consideration Transferred

Total estimated purchase price is summarized as follows:

July 19,
2010

Cash consideration	$32,172
Value of Synchronoss common stock issued	7,136
Estimated fair value of the Earn-out payments	12,120
Working Capital Deficiency	(107)

Total purchase price	$51,321

The Company accounted for this business combination by applying the acquisition method, and accordingly, the estimated purchase price was allocated to the tangible assets and identifiable intangible assets acquired and liabilities assumed based upon their relative fair values. The excess of the purchase price over the net tangible and identifiable intangible assets and liabilities was recorded as goodwill. Goodwill associated with the acquisition of FusionOne is not tax deductible. The results of FusionOne’s operations have been included in the consolidated financial statements since the acquisition date.

The following table summarizes the estimated fair values of the assets and liabilities assumed at the acquisition date:

July 19,
2010

Cash and cash equivalents	$1,286
Accounts receivable	261
Prepaid expenses and other assets	297
Property and equipment	609
Deferred tax assets, net	9,319
Intangible assets	32,700

Total identifiable assets acquired	44,472
Accounts payable and accrued liabilities	(1,750)
Captial lease	(153)
Deferred revenue	(3,400)

Total liabilities assumed	(5,303)
Net identifiable assets acquired	39,169
Goodwill	12,152

Net assets acquired	$51,321

Intangible Assets

The Company is amortizing the value of the trade name, technology, and customer relationships on a straight-line basis over an estimated useful life of 8, 10, and 16 years, respectively. Amortization expense related to the acquired intangible assets resulting from the FusionOne acquisition, which is included in depreciation and amortization expense, was approximately $1.2 million for the year ended December 31, 2010. The Company’s amortization expense for the FusionOne intangible assets is expected to be approximately $2.6 million for each of the fiscal years 2011 through 2015.

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible assets consist of the following (in thousands):

December 31,
2010

Intangible assets:
Trade name	$500
Accumulated amortization	(28)

Trade name, net	472

Technology	15,000
Accumulated amortization	(674)

Technology, net	14,326

Customer relationships	17,200
Accumulated amortization	(483)

Customer relationships, net	16,717

Intangibles assets, net	$31,515

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

	Year Ended December 31,
	2010	2009

Net sales	$176,243	$137,931
Net earnings	$593	$(8,294)
Diluted earnings per common share	$0.02	$(0.27)

The Company had no acquisitions during 2009.

4.	Fair Value Measurements of Assets and Liabilities

The Company classifies marketable securities as available-for-sale. The fair value hierarchy established in the standard prioritizes the inputs used in valuation techniques into three levels as follows:

•	Level 1 — Observable inputs — quoted prices in active markets for identical assets and liabilities;

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Level 2 — Observable inputs other than the quoted prices in active markets for identical assets and liabilities — includes quoted prices for similar instruments, quoted prices for identical or similar instruments in inactive markets, and amounts derived from valuation models where all significant inputs are observable in active markets; and

•	Level 3 — Unobservable inputs — includes amounts derived from valuation models where one or more significant inputs are unobservable and require the Company to develop relevant assumptions.

The following is a summary of assets and liabilities held by the Company and their related classifications under the fair value hierarchy:

	December 31,	December 31,
	2010	2009

Level 1(A)	$180,367	$89,924
Level 2(B)	9,268	7,760
Level 3(C)	(16,915)	—

Total	$172,720	$97,684

(A)	Level 1 assets include money market funds which are classified as cash equivalents.

(B)	Level 2 assets include certificates of deposit which are classified as marketable securities.

(C)	Level 3 liabilities includes the contingent consideration obligation which is classified as long term liabilities.

The Company utilizes the market approach to measure fair value for its financial assets. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets. The Company’s marketable securities investments classified as Level 2 primarily utilize broker quotes in a non-active market for valuation of these securities. No transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy occurred during the year ended December 31, 2010.

The aggregate fair value of available for sale securities and aggregate amount of unrealized gains and losses for available for sale securities at December 31, 2010 were as follows:

		Aggregate Amount of
	Aggregate	Unrealized
	Fair Value	Gains	Losses

Due in one year or less	$1,766	$26	$—
Due after one year, less than five years	7,502	93	(7)

	$9,268	$119	$(7)

The aggregate fair value of available for sale securities and aggregate amount of unrealized gains and losses for available for sale securities at December 31, 2009 were as follows:

		Aggregate Amount of
	Aggregate	Unrealized
	Fair Value	Gains	Losses

Due in one year or less	$2,558	$43	$—
Due after one year, less than five years	5,202	48	(6)

	$7,760	$91	$(6)

Unrealized gains and losses are reported as a component of accumulated other comprehensive (loss) income in stockholders’ equity. The net unrealized gain net of tax was $17 and $18 as of December 31, 2010 and 2009,

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respectively. The cost of securities sold is based on specific identification method. No available for sale securities have been in a continuous unrealized loss position for twelve months or longer.

The Company determined the fair value of the contingent consideration obligation based on a probability-weighted income approach derived from quarterly revenue estimates and a probability assessment with respect to the likelihood of achieving the various Earn-out criteria. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement. No changes in valuation techniques or inputs occurred during the year ended December 31, 2010.

The changes in fair value of the Company’s Level 3 contingent consideration obligation during the year ended December 31, 2010 were as follows:

Level 3

Contingent consideration obligation related to acquisition of FusionOne as of July 19, 2010	$12,120
Fair value adjustment to contingent consideration included in net income	4,295
Earn-out compensation due to employees included in net income	500

Balance at December 31, 2010	$16,915

The Company had no contingent consideration obligation for the year ended December 31, 2009.

5.	Property and Equipment

Property and equipment consist of the following:

	December 31,
	2010	2009

Computer hardware	$22,393	$18,171
Computer software	18,526	14,477
Construction in-progress	5,886	71
Furniture and fixtures	1,302	1,764
Building	8,808	8,808
Leasehold improvements	6,141	6,873

	63,056	50,164
Less: Accumulated depreciation	(30,434)	(26,429)

	$32,622	$23,735

Depreciation expense was approximately $7.0 million and $7.6 million for 2010 and 2009, respectively. Amortization of property and equipment recorded under a capital lease is included with depreciation expense.

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2010	2009

Accrued compensation and benefits	$8,742	$4,682
Accrued third party processing fees	1,052	732
Accrued accounting fees	729	362
Accrued other	1,900	1,428
Accrued income tax payable	576	146

	$12,999	$7,350

7.	Capital Structure

As of December 31, 2010, the Company’s authorized capital stock was 110,000 shares of stock with a par value of $0.0001, of which 100,000 shares were designated common stock and 10,000 shares were designated preferred stock.

Common Stock

Each holder of common stock is entitled to vote on all matters and is entitled to one vote for each share held. Dividends on common stock will be paid when, as and if declared by the Company’s board of directors. No dividends have ever been declared or paid by the Company. As of December 31, 2010, there were 38,863 shares of common stock issued, 5,097 shares of common stock reserved for issuance under the Company’s 2000 Stock Plan (the “2000 Plan”), 7,000 shares of common stock reserved for issuance under the Company’s 2006 Equity Incentive Plan (the “2006 Plan”), and 428 shares of common stock reserved for issuance under the Company’s 2010 New Hire Equity Incentive Plan (the “2010 Plan”).

Preferred Stock

There are no shares of preferred stock outstanding as of December 31, 2010 or 2009. The board of directors is authorized to issue preferred shares and has the discretion to determine the rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences of preferred stock.

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

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Accumulated Other Comprehensive (Loss) Income

The components of accumulated other comprehensive (loss) income are as follows:

	Year Ended
	December 31,
	2010	2009	2008

Translation adjustments	$(253)	$(61)	$30
Unrealized gain (loss) on securities, (net of tax)	71	54	36

Accumulated Other Comprehensive (Loss) Income	$(182)	$(7)	$66

9.	Stock Plans

As of December 31, 2010, the Company maintains three stock incentive plans, the 2000 Plan, the 2006 Plan and the 2010 Plan. The Company’s board of directors administers the 2000 Plan, the 2006 Plan, and the 2010 Plan and is responsible for determining the individuals to be granted options or shares, the number of options or shares each individual will receive, the price per share and the exercise period of each option.

Under the 2000 Plan, the Company has the ability to provide employees, outside directors and consultants an opportunity to acquire a proprietary interest in the success of the Company or to increase such interest by receiving options or purchasing shares of the Company’s stock at a price not less than the fair market value at the date of grant for incentive stock options and a price not less than 30% of the fair market value at the date of grant for non-qualified options. Under the 2006 Plan and 2010 Plan, the Company may grant to its employees, outside directors and consultants awards in the form of incentive stock options, non-qualified stock options, shares of restricted stock and stock units or stock appreciation rights. During the year ended December 31, 2010, options to purchase 1,444 and 408 shares of common stock were granted under the 2006 Plan and 2010 Plan, respectively. Under the Company’s Plans, options may be exercised in whole or in part for 100% of the shares subject to vesting at any time after the date of grant. Options under the Company’s 2000 and 2006 Plans generally vest 25% on the first year anniversary of the date of grant plus an additional 1/48 for each month thereafter. Options under the Company’s 2010 plan generally vest the first 50% on the second year anniversary from July 19, 2010 and an additional 1/48th for each month of continuous service thereafter.

During 2010, the Company reserved for grant 600 thousand shares of restricted stock. The actual number of shares to be issued, which could range from 0 to 600 thousand, will depend upon the Company’s revenue and operating income during fiscal 2011. The shares, if any, will be issued in early 2012. As of December 31, 2010, there were 1,217 shares available for grant or award under the Company’s Plans.

On August 3, 2010, the Company’s Board of Directors granted equity awards made to one hundred three newly hired employees and one newly appointed executive officer of the Company. Pursuant to NASDAQ Listing Rule 5635(c)(4), the equity awards were granted under the 2010 Plan, which the Board of Directors adopted to facilitate the granting of equity awards as an inducement to new employees to join Synchronoss. In accordance with Nasdaq rules, these grants were made under a stock incentive plan without stockholder approval.

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

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

does not anticipate paying any cash dividends in the foreseeable future. Forfeitures are estimated based on voluntary termination behavior, as well as a historical analysis of actual option forfeitures. The weighted-average assumptions used in the Black-Scholes option pricing model are as follows:

	For the Year Ended December 31,
	2010	2009	2008

Expected stock price volatility	62%	62%	64%
Risk-free interest rate	2.45%	2.81%	3.81%
Expected life of options (in years)	4.9	4.9	5.2
Expected dividend yield	0%	0%	0%

The weighted-average fair value (as of the date of grant) of the options granted during the year ended December 31, 2010, 2009 and 2008 was $11.18, $6.67 and $8.42, respectively. During the year ended December 31, 2010 and 2009, the Company recorded total pre-tax stock-based compensation expense of $13.6 million ($6.9 million after tax or $0.21 per diluted share) and $8.3 million ($6.1 million after tax or $0.20 per diluted share), respectively, which includes both intrinsic value for equity awards issued prior to 2006 and fair value for equity awards issued after January 1, 2006. The total stock-based compensation cost related to non-vested equity awards not yet recognized as an expense as of December 31, 2010 was approximately $30.0 million. That cost is expected to be recognized over a weighted-average period of approximately 3.07 years.

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options

The following table summarizes information about stock options outstanding.

		Options Outstanding
			Option
	Shares	Number	Exercise Price	Weighted-
	Available	of	per Share	Average
	for Grant	Shares	Range	Exercise Price

Balance at December 31, 2007	754	2,831	$0.29 - 42.77	$15.51
Increase in options available for grant	2,000	—	—	—
Options granted	(1,420)	1,420	$6.04 - 35.62	$11.40
Options exercised	—	(161)	$0.29 - 15.44	$4.96
Options forfeited	407	(407)	$0.29 - 42.77	$22.93
Net restricted stock granted and forfeited	(87)	—	—	$—

Balance at December 31, 2008	1,654	3,683	$0.29 - 38.62	$13.60
Options granted	(1,376)	1,376	$8.67 - 14.00	$12.55
Options exercised	—	(222)	$0.29 - 12.68	$6.74
Options forfeited	214	(214)	$6.95 - 38.62	$17.20
Net Restricted stock granted and forfeited	(4)	—	—	$—
Restricted stock reserved for grant	(178)	—	—	$—

Balance at December 31, 2009	310	4,623	$0.29 - 38.62	$13.44
Options granted	(1,852)	1,852	$15.89 - 27.55	$21.69
Options exercised	—	(731)	$0.29 - 28.59	$11.07
Options forfeited	103	(183)	$10.27 - 38.62	$17.52
Expansion of pool	3,428	—	—	—
Net restricted stock granted and forfeited	(172)	—	—	—
Restricted stock reserved for grant	(600)	—	—	—

Balance at December 31, 2010	1,217	5,561	$0.29 - 38.62	$16.36

Expected to vest at December 31, 2010		2,667	$6.04 - 38.62	$18.35

Vested and exercisable at December 31, 2010		2,433

As of December 31, 2010 and 2009, the weighted-average remaining contractual life of outstanding options was approximately 5.7 and 6.2 years, respectively. Options vested as of December 31, 2010 have an aggregate intrinsic value of approximately $32.6 million. Options outstanding as of December 31, 2010 have an aggregate intrinsic value of approximately $61.0 million. The total intrinsic value (the excess of the market price over the exercise price) for stock options exercised in 2010 was approximately $9.2 million and $1.4 million for 2009 and $2.4 million for 2008. The amount of cash received from the exercise of stock options was approximately $8.1 million in 2010. For the years ended December 31, 2010 and 2009, the total fair value of vested options was approximately $19.2 million and $15.3 million, respectively. As of December 31, 2010 and 2009 the weighted-average fair value (as of the date of grant) of the non-vested options was $9.40 and $7.37, respectively. During the year ended December 31, 2010 the weighted-average fair value (as of the date of grant) of options granted, vested and forfeited was $11.18, $7.75 and $8.81, respectively.

During October 2009, the Compensation Committee of the Company’s Board of Directors approved amendments to stock options held by certain employees to permit transferability of such options to family members. As a result of the amendments, options to purchase an aggregate of 401,962 shares of the Company’s

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

common stock no longer qualified as “incentive stock options” under Section 422 of the Internal Revenue Code of 1986, as amended. Accordingly, the Company treated the amended stock options as if they were non-qualified stock options since inception, which resulted in a deferred tax asset of approximately $1.7 million. Also, there was no incremental compensation cost associated with each amended stock option resulting from the measurement of the excess of the fair value of the stock option immediately following its amendment over the fair value of the stock option immediately prior to its amendment based on the share price and other pertinent factors at that date.

The following table summarizes stock options outstanding and exercisable at December 31, 2010:

	Outstanding			Exercisable
Range of Exercise	Number of	Weighted-Average	Weighted-Average Remaining	Number of	Weighted Average
Price	Options	Exercise Price	Contractual Life (in years)	Options	Exercise Price

$ 0.29 - $ 5.50	60	$1.36	4.0	60	$1.36
$ 5.51 - $11.00	1,623	$9.06	5.1	1,197	$9.00
$11.01 - $16.50	1,592	$12.95	5.6	669	$12.91
$16.51 - $22.00	1,270	$20.15	6.5	14	$19.58
$22.01 - $27.50	214	$23.96	6.3	190	$23.93
$27.51 - $33.00	496	$27.61	6.6	66	$28.02
$33.01 - $38.50	270	$36.12	3.9	209	$36.12
$38.51 - $44.00	36	$38.62	6.8	28	$38.62

	5,561			2,433

A summary of the Company’s non-vested restricted stock at December 31, 2010, and changes during the year ended December 31, 2010, is presented below:

	Number of	Weighted-Average
Non-Vested Restricted Stock	Awards	Grant Date Fair Value

Non-vested at January 1, 2010	114	$12.62
Granted	132	$23.86
Vested	(59)	$14.38
Forfeited	—	$—

Non-vested at December 31, 2010	187	$20.01

10.	401(k) Plan

The Company has a 401(k) plan (the “Plan”) covering all eligible employees. The Plan allows for a discretionary employer match. The Company incurred and expensed $782, $580, and $531 for the years ended December 31, 2010, 2009 and 2008, respectively, in Plan match contributions.

11.	Income Taxes

The Company’s effective tax rate was approximately 57.4%, 34.7% and 41.5% during 2010, 2009 and 2008, respectively.

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the statutory tax rates and the effective tax rates for the years ended December 31, 2010, 2009 and 2008 are as follows:

	Year Ended December 31,
	2010	2009	2008

Statutory rate	35%	35%	35%
State taxes, net of federal benefit	7%	2%	5%
Non-deductible stock based compensation	6%	4%	3%
Other permanent adjustments	1%	(3)%	—
Fair market value adjustment on FusionOne Earn-out	18%	—	—
Research and development credit	(5)%	(1)%	(1)%
Other	(5)%	(2)%	(1)%

Net	57%	35%	41%

Income tax expense consisted of the following components:

	Year Ended December 31,
	2010	2009	2008

Current:
Federal	(2,672)	(6,898)	(7,758)
State	(1,733)	(725)	(1,376)
Foreign	(742)	(88)	(3)
Deferred:
Federal	(713)	1,052	771
State	510	123	(58)
Foreign	127	—	—

Income tax expense	(5,223)	(6,536)	(8,424)

The geographic components of income from operations before income taxes are as follows:

	For the Year Ended
	December 31, 2010
	2010	2009	2008

United States	$7,198	$17,731	$20,024
India	1,002	677	263
Ireland	1,228	—	—
United Kingdom	59	425	17
Estonia	(390)	—	—

Total	$9,097	$18,833	$20,304

At December 31, 2010, the Company had approximately $69.5 million of federal net operating loss and approximately $66.9 million of state net operating losses. These net operating loss carryforwards will begin to expire in 2012 and are subject to certain limitations under Internal Revenue Code Section 382 due to the changes in ownership of the acquired companies. The Company maintains a full valuation against the state net operating carryforwards associated with the subsidiary Wisor, as the Company believes that it is more likely than not that the benefits will not be realized prior to expiration.

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During June 2009, the Company settled a tax audit with the State of New Jersey for tax years ending December 31, 2004 through December 31, 2007. The audit resulted in an immaterial assessment of additional tax, interest and penalties.

During 2010, the Income Tax Department of India began income tax examinations for the Company’s wholly owned subsidiary, Wisor Telecom India, for the fiscal years ending 2007 and 2009. The Company believes the result of these current or any prospective audits will not have a material effect on its financial position or results of operations.

The Company has not provided taxes for undistributed earnings of its foreign subsidiaries except to the extent that the Company does not plan to reinvest such earnings indefinitely outside the United States. If the cumulative foreign earnings exceed the amount the Company intends to reinvest in foreign countries in the future, the Company would provide for taxes on such excess amount. The undistributed earnings of the foreign subsidiaries which the company plans to reinvest indefinitely outside the United States is approximately $4.6 million.

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	December 31,
	2010	2009

Deferred tax assets:
Accrued liabilities	$204	$195
Deferred revenue	401	284
Bad debts reserve	265	323
State net operating loss carry forwards	2,819	640
Fixed assets and intangible assets	—	48
Deferred compensation	7,200	4,040
Federal net operating loss carry forwards	24,339	7,422
Deferred rent	226	208

Total deferred tax assets	$35,454	$13,160
Deferred tax liabilities:
Intangible assets	$(13,007)	$(1,056)
Fixed assets	(2,376)	—
Other	(88)	(52)

Total deferred tax liabilities	(15,471)	(1,108)
Valuation allowance	(279)	(1,598)

Net Deferred Income Tax Assets	$19,704	$10,454

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table indicates where net deferred income taxes have been classified in the Balance Sheet:

	December 31,
	2010	2009

Current deferred tax assets	$3,295	$1,617
Less: Valuation allowance	(23)	(155)

Net current deferred tax assets	3,272	1,462
Non-current deferred tax assets	16,688	10,435
Less: Valuation allowance	(256)	(1,443)

Net non-current deferred tax assets	16,432	8,992

Net Deferred Tax Assets	$19,704	$10,454

A reconciliation of the beginning and ending amount of unrecognized tax benefits excluding interest is as follows:

	December 31,
	2010	2009

Unrecognized tax benefit (beginning balance)	$875	$825
Increases for tax positions taken during prior year	22	—
Decreases for tax positions taken during prior year	(44)	—
Reduction due to lapse of applicable statue of limitations	(460)	(38)
Increases for tax positions of current period	153	88

Unrecognized tax benefits (ending balance)	$546	$875

The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in interest expense. The liability for unrecognized tax benefits includes accrued interest of $55 and $119 at December 31, 2010 and 2009, respectively.

12.	Commitments and Contingencies

Leases

The Company leases office space, automobiles and office equipment under non-cancellable lease agreements, which expire through October 2019. Aggregate annual future minimum lease payments under these non-cancellable leases are as follows:

Period ended December 31:
2011	$3,410
2012	2,512
2013	1,996
2014	1,812
2015 and thereafter	5,720

$15,450

Rent expense for the years ended December 31, 2010, 2009 and 2008 was $2.2 million, $2.2 million, and $2.1 million, respectively.

In May 2008, the Company entered into an agreement to lease space for its Pennsylvania offices and data center in a newly constructed facility. The lease has a term of 10 years and 5 months with an option to extend the

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

term of the lease for two consecutive five year periods. In August 2008, the Company amended its lease whereby the Company agreed to reimburse the landlord for certain leasehold improvements the Company had requested. The construction phase of the building was complete as of June 30, 2009. Since the tenant improvements, under the lease amendment, are considered structural in nature and the Company is primarily responsible for reimbursement to the landlord for the cost of these improvements, the Company is considered to be the owner of the construction project for accounting purposes. The Company recorded assets on its balance sheet for all of the costs paid by the lessor to construct the Pennsylvania facility through December 31, 2009, along with corresponding financing liabilities for amounts equal to these lessor-paid construction costs through December 31, 2009. As of December 31, 2010, the Company recorded $8.8 million of construction costs funded by the landlord, with an offsetting amount recorded as financing liabilities. The lease did not qualify for sale leaseback treatment and therefore the lease is treated as a financing lease. For the year ended December 31, 2010, the Company recorded $913 and $294 of interest expense and depreciation expense, respectively, related to the lease agreement.

13.	Goodwill and Intangibles

Goodwill

Goodwill changed during 2010 and 2009 as follows:

Balance at December 31, 2009	$6,911
Acquired goodwill	12,152

Balance at December 31, 2010	19,063

Balance at December 31, 2008	$6,862
Reclassifications, adjustments and other	49

Balance at December 31, 2009	6,911

Reclassifications, adjustments and other during 2009 relate to the finalization of the Wisor purchase accounting.

The Company performs an impairment study of the Company’s goodwill annually. There were no impairment charges recognized during the years ended December 31, 2010 and 2009.

Other Intangible Assets

Our intangible assets with definite lives consist primarily of trade names, technology, and customer lists and relationships. These intangible assets are being amortized on the straight-line method over the estimated useful lives of the assets ranging from 4-16 years. Amortization expense related to currently existing intangible assets for the years ended December 31, 2010, 2009 and 2008 was $2.2 million, $853 thousand, and $469 thousand, respectively.

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s intangible assets consist of the following:

December 31,
2010

Intangible assets:
Trade name	$500
Accumulated amortization	(28)

Trade name, net	472

Technology	15,800
Accumulated amortization	(1,134)

Technology, net	14,666

Customer lists and relationships	20,449
Accumulated amortization	(2,356)

Customer lists and relationships, net	18,093

Intangibles assets, net	$33,231

December 31,
2009

Intangible assets:
Customer lists and relationships	$3,249
Accumulated amortization	(1,061)

Customer lists and relationships, net	2,188

Technology	800
Accumulated amortization	(261)

Technology, net	539

Intangibles assets, net	$2,727

Estimated annual amortization expense of our intangible assets for the next five years is as follows:

Period ended December 31:
2011	$3,650
2012	$3,341
2013	$2,638
2014	$2,638
2015	$2,638

14.	Legal Matters

On September 5, 2008, September 18, 2008, and September 23, 2008, three complaints were filed against the Company and certain of its officers and directors in the United States District Court for the District of New Jersey purportedly on behalf of a class of shareholders who purchased the Company’s common stock between February 4, 2008 and June 9, 2008 (the “Securities Law Actions”). The complaints were consolidated and an amended complaint was filed by the plaintiffs on March 13, 2009. The plaintiffs in each complaint asserted claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. They alleged that certain of the Company’s public disclosures regarding its financial prospects during the proposed class period were false and/or misleading. The

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

principal allegation set forth in each complaint is that the Company issued misleading statements concerning its business prospects relating to the activation of Apple Inc.’s iPhone product. On April 7, 2010, the Court granted the Company’s Motion to Dismiss all of the claims against all of the defendants without prejudice. On August 9, 2010, the parties filed a notice of voluntary of dismissal with prejudice noting that the plaintiff was dismissing the case without receiving payment of any kind.

On October 23, 2008 and November 3, 2008, complaints were filed in the state court of New Jersey (the “State Derivative Suit”) and the United States District Court for the District of New Jersey (the “Federal Derivative Suit”) against certain of the Company’s officers and directors, purportedly derivatively on behalf of the Company (the “Derivative Suits”). The Complaints in the Derivative Suits asserted that the named officers and directors breached their fiduciary duties and other obligations in connection with the disclosures that also are the subject of the Securities Law Actions described above. The Company was also named as a nominal defendant in the Derivative Suits, although the lawsuits were derivative in nature and purportedly asserted on the Company’s behalf. On October 20, 2010, the parties to the Federal Derivative Suit filed a notice of voluntary dismissal, dismissing the case in its entirety and with prejudice as to the named plaintiff. On November 17, 2010, the parties to the State Derivative Suit filed a notice of voluntary dismissal, dismissing the case in its entirety and with prejudice as to the named plaintiff.

Except for the above claims, the Company is not currently subject to any legal proceedings that could have a material adverse effect on its operations; however, it may from time to time become a party to various legal proceedings arising in the ordinary course of its business.

15.	Subsequent Events Review

The Company has evaluated all subsequent events and transactions through the filing date.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2010. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures were effective as of December 31, 2010, to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosures.

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

The Company’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2010. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.

Based on the Company’s assessment, management concluded that, as of December 31, 2010, its internal control over financial reporting was effective.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 has been audited by Ernst & Young LLP, its independent registered public accounting firm, as stated in their report which is included in Item 9 of this Annual Report on Form 10-K.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Synchronoss Technologies, Inc.

We have audited Synchronoss Technologies, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Synchronoss Technologies, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Synchronoss Technologies, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Synchronoss Technologies, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010 and our report dated March 4, 2011 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

MetroPark, New Jersey
March 4, 2011

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) Identification of Directors. Information concerning the directors of Synchronoss is set forth under the heading “Election of Directors” in the Synchronoss Proxy Statement for the 2011 Annual Meeting of Stockholders and is incorporated herein by reference.

(b) Audit Committee Financial Expert. Information concerning Synchronoss’ audit committee financial expert is set forth under the heading “Audit Committee” in the Synchronoss Proxy Statement for the 2011 Annual Meeting of Stockholders and is incorporated herein by reference.

(c) Identification of the Audit Committee. Information concerning the audit committee of Synchronoss is set forth under the heading “Audit Committee” in the Synchronoss Proxy Statement for the 2011 Annual Meeting of Stockholders and is incorporated herein by reference.

(d) Section 16(a) Beneficial Ownership Reporting Compliance. Information concerning compliance with beneficial ownership reporting requirements is set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Synchronoss Proxy Statement for the 2011 Annual Meeting of Stockholders and is incorporated herein by reference.

(e) Code of Ethics. Information concerning the Synchronoss Code of Business Conduct is set forth under the caption “Code of Business Conduct” in the Synchronoss Proxy Statement for the 2011 Annual Meeting of Stockholders and is incorporated herein by reference. The Code of Business Conduct can also be found on our website, www.synchronoss.com.

ITEM 11.	EXECUTIVE COMPENSATION

Information concerning executive compensation is set forth under the headings “Compensation of Executive Officers” in the Synchronoss Proxy Statement for the 2011 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning shares of Synchronoss equity securities beneficially owned by certain beneficial owners and by management is set forth under the heading “Equity Security Ownership of Certain Beneficial Owners and Management” in the Synchronoss Proxy Statement for the 2011 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning certain relationships and related transactions is set forth under the heading “Certain Related Party Transactions” in the Synchronoss Proxy Statement for the 2011 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning fees and services of the Company’s principal accountants is set forth under the heading “Report of the Audit Committee” and “Independent Registered Public Accounting Firm’s Fees” in the Synchronoss Proxy Statement for the 2011 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements:

(a)(2) Schedule for the years ended December 31, 2010, 2009, 2008:

II — Valuation and Qualifying Accounts

All other Schedules have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(a)(3) Exhibits:

Exhibit No.		Description

3.1		Restated Certificate of Incorporation of the Registrant.
3	.2*	Amended and Restated Bylaws of the Registrant
4.1		Reference is made to Exhibits 3.1 and 3.2
4	.2*	Amended and Restated Investors Rights Agreement, dated December 22, 2000, by and among the Registrant, certain stockholders and the investors listed on the signature pages thereto.
4	.3*	Amendment No. 1 to Synchronoss Technologies, Inc. Amended and Restated Investors Rights Agreement, dated April 27, 2001, by and among the Registrant, certain stockholders and the investors listed on the signature pages thereto.
4	.4*	Registration Rights Agreement, dated November 13, 2000, by and among the Registrant and the investors listed on the signature pages thereto.
4	.5*	Amendment No. 1 to Synchronoss Technologies, Inc. Registration Rights Agreement, dated May 21, 2001, by and among the Registrant, certain stockholders listed on the signature pages thereto and Silicon Valley Bank.
10	.1*	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.
10	.2*	Synchronoss Technologies, Inc. 2000 Stock Plan and forms of agreements thereunder.
10	.3*	Amendment No. 1 to Synchronoss Technologies, Inc. 2000 Stock Plan.
10	.4****	2006 Equity Incentive Plan, as amended and restated.
10	.4.1******	2010 New Hire Equity Incentive Plan.
10	.6*	Lease Agreement between the Registrant and BTCT Associates, L.L.C. for the premises located at 750 Route 202 South, Bridgewater, New Jersey, dated as of May 11, 2004.
10	.7*	First Amendment dated December 23, 2003 to the Lease Agreement between the Registrant and BTCT Associates, L.L.C. for the premises located at 750 Route 202 South, Bridgewater, New Jersey, dated as of May 11, 2004.
10	.8**	Second Amendment dated August 21, 2006 to the Lease Agreement between the Registrant and BTCT Associates, L.L.C. for the premises located at 750 Route 202 South, Bridgewater, New Jersey, dated as of May 11, 2004.
10	.9*	Lease Agreement between the Registrant and Triple Net Investments XXV, L.P. for the premises located at Lehigh Valley Industrial Park VII, Bethlehem, Pennsylvania, dated as of May 16, 2008, as amended.

Exhibit No.		Description

10	.10*	Loan & Security Agreement between the Registrant and Silicon Valley Bank, dated as of May 21, 2001.
10	.11***‡	Cingular Master Services Agreement, effective September 1, 2005 by and between the Registrant and Cingular Wireless LLC.
10	.12***†	Employment Agreement dated as of December 30, 2008 between the Registrant and Stephen G. Waldis.
10	.13***†	Employment Agreement dated as of December 30, 2008 between the Registrant and Lawrence R. Irving.
10	.14***†	Employment Agreement dated as of December 30, 2008 between the Registrant and Robert Garcia.
10	.15***†	Employment Agreement dated as of December 30, 2008 between the Registrant and Chris Putnam.
10	.16*****†	Employment Agreement dated as of December 30, 2008 between the Registrant and Daniel Rizer
10	.17†	Employment Agreement dated as of December 30, 2008 between the Registrant and Mark Mendes
23.1		Consent of Ernst & Young, LLP, Independent Registered Public Accounting Firm.
24		Power of Attorney (see page 82)
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and section 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and section 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

†	Compensation Arrangement.

*	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (Commission File No. 333-132080).

**	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007.

***	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.

****	Incorporated by reference to Registrant’s Schedule 14A dated April 8, 2010.

*****	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010

******	Incorporated by reference to Registrant’s Registration Statement on Form S-8 (Commission File No. 333-168745).

‡	Confidential treatment has been requested for portions of this document. The omitted portions of this document have been filed with the Securities and Exchange Commission.

(10)

(b) Exhibits.

See (a)(3) above.

(c) Financial Statement Schedule.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
December 31, 2010, 2009, and 2008

	Beginning			Ending
	Balance	Additions	Reductions	Balance
		(In thousands)

Allowance for doubtful receivables
2010	$830	$324	$(596)	$558
2009	$193	$640	$(3)	$830
2008	$448	$186	$(441)	$193

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNCHRONOSS TECHNOLOGIES, INC.
(Registrant)

By	/s/ Stephen G. Waldis
Stephen G. Waldis
Chairman of the Board, Chief Executive Officer
and President

March 4, 2011

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

Signature	Title	Date

/s/ Stephen G. Waldis Stephen G. Waldis	Chief Executive Officer and Director (Principal Executive Officer)	March 4, 2011

/s/ Lawrence R. Irving Lawrence R. Irving	Chief Financial Officer (Principal Financial and Accounting Officer)	March 4, 2011

/s/ William J. Cadogan William J. Cadogan	Director	March 4, 2011

/s/ Charles E. Hoffman Charles E. Hoffman	Director	March 4, 2011

/s/ Thomas J. Hopkins Thomas J. Hopkins	Director	March 4, 2011

/s/ James M. McCormick James M. McCormick	Director	March 4, 2011

/s/ Donmie M. Moore Donmie M. Moore	Director	March 4, 2011