Form 10-Q
period 2011-03-31
SYNCHRONOSS TECHNOLOGIES INC
filed 2011-05-06
CIK 1131554

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
or
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

(866) 620-3940
(Registrant's telephone number, including area code)

(Former name, former address, and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         Shares outstanding of the Registrant's common stock:

Class	Outstanding at April 29, 2011
Common stock, $0.0001 par value	37,858,437 shares

SYNCHRONOSS TECHNOLOGIES, INC.
FORM 10-Q INDEX

SYNCHRONOSS TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share data)

	March 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$184,575	$180,367
Marketable securities	4,143	1,766
Accounts receivable, net of allowance for doubtful accounts of $183 and $558 at March 31, 2011 and December 31, 2010, respectively	42,710	34,940
Prepaid expenses and other assets	10,446	8,606
Deferred tax assets	3,275	3,272

Total current assets	245,149	228,951
Marketable securities	12,165	7,502
Property and equipment, net	33,551	32,622
Goodwill	27,604	19,063
Intangible assets, net	32,347	33,231
Deferred tax assets	16,870	16,432
Other assets	2,496	2,598

Total assets	$370,182	$340,399

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,927	$7,013
Accrued expenses	11,657	12,999
Deferred revenues	12,684	5,143

Total current liabilities	32,268	25,155
Lease financing obligation—long-term	9,216	9,205
Contingent consideration obligation	23,006	16,915
Other liabilities	1,089	1,101
Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000 shares authorized, 0 shares issued and outstanding at March 31, 2011 and 2010, respectively	—	—
Common stock, $0.0001 par value; 100,000 shares authorized, 39,757 and 38,863 shares issued; 37,757 and 36,863 outstanding at March 31, 2011 and December 31, 2010, respectively	4	4
Treasury stock, at cost (2,000 shares at March 31, 2011 and December 31, 2010)	(23,713)	(23,713)
Additional paid-in capital	271,939	255,656
Accumulated other comprehensive loss	(24)	(182)
Retained earnings	56,397	56,258

Total stockholders' equity	304,603	288,023

Total liabilities and stockholders' equity	$370,182	$340,399

See accompanying consolidated notes.

SYNCHRONOSS TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2011	2010
Net revenues	$52,878	$35,063
Costs and expenses:
Cost of services*	24,611	17,642
Research and development	10,103	4,284
Selling, general and administrative	10,147	6,477
Net change in contingent consideration obligation	2,916	—
Depreciation and amortization	3,358	1,995

Total costs and expenses	51,135	30,398

Income from operations	1,743	4,665
Interest and other income	168	111
Interest expense	(295)	(274)

Income before income tax expense	1,616	4,502
Income tax expense	(1,477)	(1,769)

Net income	$139	$2,733

Net income per common share:
Basic†	$0.04	$0.09

Diluted†	$0.04	$0.09

Weighted-average common shares outstanding:
Basic†	36,857	31,036

Diluted†	38,431	31,910

*
Cost of services excludes depreciation and amortization which is shown separately.

†
See notes to financial statements footnote 3.

See accompanying consolidated notes.

SYNCHRONOSS TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2011	2010
Operating activities:
Net income	$139	$2,733
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	3,358	1,995
Loss on disposal of fixed assets	—	24
Amortization of bond premium	20	—
Deferred income taxes	(441)	(22)
Non-cash interest on leased facility	229	228
Stock-based compensation	5,473	2,805
Changes in operating assets and liabilities:
Accounts receivable, net of allowance for doubtful accounts	(7,512)	(2,657)
Prepaid expenses and other current assets	2,164	319
Other assets	(57)	(310)
Accounts payable	868	680
Accrued expenses	(4,410)	(3,081)
Contingent consideration obligation	3,328	—
Excess tax benefit from the exercise of stock options	(4,004)	(230)
Other liabilities	(12)	300
Deferred revenues	7,541	1,561

Net cash provided by operating activities	6,684	4,345
Investing activities:
Purchases of fixed assets	(3,221)	(531)
Proceeds from the sale of fixed assets	—	1
Purchases of marketable securities available-for-sale	(7,376)	(3,099)
Maturities of marketable securities available-for-sale	288	298
Business acquired, net of cash	(2,900)	—

Net cash used in investing activities	(13,209)	(3,331)
Financing activities:
Proceeds from the exercise of stock options	6,806	1,439
Excess tax benefit from the exercise of stock option	4,004	230
Repayments of capital obligations	(263)	(212)

Net cash provided by financing activities	10,547	1,457

Effect of exchange rate changes on cash	186	—

Net increase in cash and cash equivalents	4,208	2,471
Cash and cash equivalents at beginning of year	180,367	89,924

Cash and cash equivalents at end of period	$184,575	$92,395

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$426	$1,885

See accompanying consolidated notes.

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS—UNAUDITED

(in thousands, except per share data unless otherwise noted)

        The consolidated financial statements as of March 31, 2011 and for the three months ended March 31, 2011 and 2010 are unaudited, but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. They do not include all of the information and footnotes required by U.S. generally accepted accounting principles ("GAAP") for complete financial statements and should be read in conjunction with the financial statements and notes in the Annual Report of Synchronoss Technologies, Inc. incorporated by reference in the Company's annual report on Form 10-K for the year ended December 31, 2010. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Synchronoss Technologies UK Ltd., Synchronoss Technologies Ireland, Ltd., Wisor Telecom Corporation, Synchronoss Telecom India Private Ltd., FusionOne, Inc., FusionOne Esti Ou, Synchronoss Technologies Germany GmbH, and Sapience Knowledge Systems, Inc. All significant intercompany balances and transactions are eliminated in consolidation. The Company has no unconsolidated subsidiaries or investments accounted for under the equity method. The results reported in these consolidated financial statements should not necessarily be taken as indicative of results that may be expected for the entire year. The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

1. Description of Business

        Synchronoss Technologies, Inc. (the "Company" or "Synchronoss") is a leading provider of transaction management, cloud enablement and mobile connectivity services that enable a simple, seamless, on-demand channel for communications service providers (CSPs) and their customers. Synchronoss ensures that CSPs, cable operators/multi-services operators (MSOs), original equipment manufacturers (OEMs) with embedded connectivity (e.g. smartphones, laptops, netbooks and mobile internet devices, among others), e-Tailers/retailers and other customers accelerate and monetize their go-to-market strategies for connected devices. This includes automating subscriber activation, order management and service provisioning from any channel (e.g., e-commerce, telesales, enterprise, indirect and other retail outlets, etc.) to any communication service (e.g., wireless(2G, 3G, 4G), high speed access, local access, IPTV, cable, satellite TV, etc.) across any connected device type and content transfer. The Company's ConvergenceNow®, ConvergenceNow® Plus+TM and InterconnectNowTM platforms provide end-to-end seamless integration between customer-facing channels/applications, communication services, or devices and "back-office" infrastructure-related systems and processes. The Company's customers rely on the Company's solutions and technology to automate the process of activation and content management for their customers' devices while delivering additional communication services. Synchronoss has designed its platforms to be flexible and scalable to enable multiple converged communication services to be managed across multiple distribution channels, including e-commerce, telesales, customer stores, indirect, and other retail outlets, etc., allowing the Company to meet the rapidly changing and converging services and connected devices offered by its customers. The Company enables its customers to acquire, retain and service subscribers quickly, reliably and cost-effectively by simplifying the processes associated with managing the customer experience for activating and synchronizing connected devices and services through the use of its platforms.

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS—UNAUDITED (Continued)

(in thousands, except per share data unless otherwise noted)

2. Basis of Presentation

        For further information about the Company's basis of presentation or its significant accounting policies, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2010.

3. Earnings per Common Share

        The Company calculates basic and diluted per share amounts based on net earnings adjusted for the effects to earnings that would result if contingently issuable shares related to contingent consideration settleable in the Company's stock were reported as equity for the periods presented. To calculate basic earnings per share the Company uses the weighted average number of common shares outstanding during the period adjusted for the weighted average number of contingently issuable shares. The weighted average numbers of shares contingently issuable are calculated as if they were outstanding as of the last day of the period. The diluted earnings per share calculation is based on the weighted average number of shares of common stock outstanding adjusted for the number of additional shares that would have been outstanding had all potentially dilutive common shares been issued. Potentially dilutive shares of common stock include stock options, non-vested share awards and contingently issuable shares related to contingent consideration settleable in stock. The dilutive effects of stock options and restricted stock awards are based on the treasury stock method. The dilutive effects of the contingent consideration settleable in stock are calculated as if the contingently issuable shares were outstanding as of the beginning of the period. The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net income attributable to common stockholders per common share. Stock options that are anti-dilutive and excluded from the following table totaled 840 and 1,401 for the three months ended March 31, 2011 and 2010, respectively.

	Three Months Ended March 31,
	2011	2010
Numerator:
Net income attributable to common stockholders	$139	$2,733
Income effect for equity mark-to-market on contingent consideration obligation, net of tax	1,342	—

Net income applicable to shares of common stock for earnings per share	$1,481	$2,733

Denominator:
Weighted average common shares outstanding—basic	36,857	31,036
Dilutive effect of:
Net issuable common share equivalents	107	—
Options and unvested restricted shares	1,467	874

Weighted average common shares outstanding—diluted	38,431	31,910

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS—UNAUDITED (Continued)

(in thousands, except per share data unless otherwise noted)

4. Comprehensive Income

        The components of comprehensive income are as follows:

	Three Months Ended March 31,
	2011	2010
Net Income	$139	$2,733
Translation adjustments	179	54
Unrealized loss on securities, (net of tax)	(21)	(2)

Total Other Comprehensive Income	$297	$2,785

5. Fair Value Measurements of Assets and Liabilities

        The Company classifies marketable securities as available-for-sale. The fair value hierarchy established in the guidance adopted by the Company prioritizes the inputs used in valuation techniques into three levels as follows:

  •
  Level 1—Observable inputs—quoted prices in active markets for identical assets and liabilities;

  •
  Level 2—Observable inputs other than the quoted prices in active markets for identical assets and liabilities—includes quoted prices for similar instruments, quoted prices for identical or similar instruments in inactive markets, and amounts derived from valuation models where all significant inputs are observable in active markets; and

  •
  Level 3—Unobservable inputs—include amounts derived from valuation models where one or more significant inputs are unobservable and require us to develop relevant assumptions.

        The following is a summary of assets and liabilities held by the Company and their related classifications under the fair value hierarchy.

	March 31, 2011	December 31, 2010
Level 1(A)	$184,575	$180,367
Level 2(B)	16,308	9,268
Level 3(C)	(23,006)	(16,915)

Total	$177,877	$172,720

(A)
Level 1 assets include money market funds which are classified as cash equivalents.

(B)
Level 2 assets include certificates of deposit and municipal bonds which are classified as marketable securities.

(C)
Level 3 liabilities includes the contingent consideration obligation which is classified as long term liabilities.

        The Company utilizes the market approach to measure fair value for its financial assets. The market approach uses prices and other relevant information generated by market transactions involving

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS—UNAUDITED (Continued)

(in thousands, except per share data unless otherwise noted)

5. Fair Value Measurements of Assets and Liabilities (Continued)

identical or comparable assets. The Company's marketable securities investments classified as Level 2 primarily utilize broker quotes in a non-active market for valuation of these securities. No transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy occurred during the three months ended March 31, 2011.

        The aggregate fair value of available for sale securities and aggregate amount of unrealized gains and losses for available for sale securities at March 31, 2011 were as follows:

		Aggregate Amount of Unrealized
	Aggregate Fair Value
		Gains	Losses
Due in one year or less	$4,143	$21	$(3)
Due after one year, less than five years	12,165	85	(19)

	$16,308	$106	$(22)

        The aggregate fair value of available-for-sale securities and aggregate amount of unrealized gains and losses for available-for-sale securities at December 31, 2010 were as follows:

		Aggregate Amount of Unrealized
	Aggregate Fair Value
		Gains	Losses
Due in one year or less	$1,766	$26	$—
Due after one year, less than five years	7,502	93	(7)

	$9,268	$119	$(7)

        Unrealized gains and losses are reported as a component of accumulated other comprehensive income (loss) in stockholders' equity. The cost of securities sold is based on specific identification method. No available-for-sale securities have been in a continuous unrealized loss position for twelve months or longer.

        The Company determined the fair value of the contingent consideration obligation based on a probability-weighted income approach derived from quarterly revenue estimates and a probability assessment with respect to the likelihood of achieving the various FusionOne Earn-out criteria. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement. No changes in valuation techniques occurred during the three months ended March 31, 2011. The increase in the estimate of the fair value of the contingent consideration obligation is due to FusionOne business achieving the quarterly targets and increases in the Company's stock price. The increase in the contingent consideration obligation is also attributed to the addition of the contingent consideration for the Sapience Knowledge Systems, Inc. ("SKS") Earn-out.

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS—UNAUDITED (Continued)

(in thousands, except per share data unless otherwise noted)

5. Fair Value Measurements of Assets and Liabilities (Continued)

        The changes in fair value of the Company's Level 3 contingent consideration obligation during the three months ended March 31, 2011 were as follows:

Level 3
Contingent consideration obligation related to acquisition of FusionOne as of December 31, 2010	$16,915
Fair value adjustment to contingent consideration included in net income	2,916
Earn-out compensation due to employees	412
Addition of SKS Earn-out	2,763

Balance at March 31, 2011	$23,006

6. Acquisition

SKS

        On March 16, 2011 the Company acquired 100% of the capital stock of Sapience Knowledge Systems, Inc. ("SKS") for the total purchase price of $5.8 million. Pursuant to the Stock Purchase Agreement dated March 16, 2011 ("the Purchase Agreement"), the Company made an initial cash payment of $2.9 million in March 2011 and the second cash installment in May 2011. Additionally, the Company potentially may make payments (SKS Earn-Out) totaling up to $3.0 million with additional payments for certain operational efficiencies achieved.

        The Company accounted for this business combination by applying the acquisition method, and accordingly, the preliminary estimated purchase price was allocated to the tangible assets and liabilities assumed based upon their relative fair values. The excess of the purchase price over the net tangible assets and liabilities was recorded as goodwill. The Company recorded $8.5 million of goodwill associated with the acquisition of SKS which is not tax deductible. The results of SKS's operations have been included in the consolidated financial statements since the acquisition date. The Company is in the process of finalizing the purchase allocation and the value of contingent consideration, thus the provisional measures of contingent consideration, intangible assets, deferred income taxes and goodwill are subject to change. The Company expects the purchase price allocation will be finalized in 2011.

        The Company believes that Sapience Knowledge Systems will help to accelerate Synchronoss' time to market with its new mobility management solution for the benefit of both enterprises and consumers, by eliminating redundancies, reducing costs and streamlining faster product introductions.

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS—UNAUDITED (Continued)

(in thousands, except per share data unless otherwise noted)

7. Stockholders' Equity

Stock Options

        The Company uses the Black-Scholes option pricing model for determining the estimated fair value for stock-based awards. The weighted-average assumptions used in the Black-Scholes option pricing model are as follows:

	Three Months Ended March 31,
	2011	2010
Expected stock price volatility	62%	63%
Risk-free interest rate	2.24%	2.61%
Expected life of options (in years)	4.83	4.92
Expected dividend yield	0%	0%

        The weighted-average fair value (as of the date of grant) of the options granted was $14.10 and $8.87 per share for the three months ended March 31, 2011 and 2010, respectively. During the three months ended March 31, 2011 and 2010, the Company recorded total pre-tax stock-based compensation expense of $5.5 million ($3.8 million after tax or $0.10 per diluted share) and $2.8 million ($1.9 million after tax or $0.06 per diluted share), respectively, which includes the fair value for equity awards issued after January 1, 2006. The total stock-based compensation cost related to non-vested equity awards not yet recognized as an expense as of March 31, 2011 was approximately $35.9 million. That cost is expected to be recognized over a weighted-average period of approximately 2.93 years.

        The following table summarizes information about stock options outstanding:

		Options Outstanding
	Shares Available for Grant	Number of Shares	Option Exercise Price per Share Range	Weighted- Average Exercise Price
Balance at December 31, 2010	1,217	5,561	$0.29 - 38.62	$16.36
Options granted	(61)	61	$26.83 - 29.17	$27.21
Options exercised	—	(582)	$0.29 - 27.84	$11.69
Options forfeited	48	(54)	$10.27 - 38.62	$23.41
Net restricted stock granted and forfeited	(103)	—	—	$—

Balance at March 31, 2011	1,101	4,986	$0.29 - 38.62	$16.96

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS—UNAUDITED (Continued)

(in thousands, except per share data unless otherwise noted)

7. Stockholders' Equity (Continued)

        A summary of the Company's non-vested restricted stock at March 31, 2011, and changes during the three months ended March 31, 2011, is presented below:

Non-Vested Restricted Stock	Number of Awards
Non-vested at December 31, 2010	187
Granted	228
Vested	(53)
Forfeited	(2)

Non-vested at March 31, 2011	360

8. Income Taxes

        During the three months ended March 31, 2011 and 2010, the Company recognized approximately $1.5 million and $1.8 million, respectively, in related tax expense. The Company's effective tax rate was approximately 91.4% and approximately 39.3% during the three months ended March 31, 2011 and 2010, respectively.

        A reconciliation of the statutory tax rates and the effective tax rates for the three months ended March 31, 2011 and 2010 are as follows:

	Three Months Ended March 31,
	2011	2010
Statutory rate	35.0%	35.0%
State taxes, net of federal benefit	1.0%	3.4%
Non-deductable stock based compensation	0.7%	2.3%
Other permanent adjustments	(2.6)%	0.4%
Fair market value adjustment on Earn-out	72.2%	—
Incentive stock option exercises	(13.3)%	(0.8)%
Research and development credit	(1.8)%	—
Other	0.2%	(1.0)%

Net	91.4%	39.3%

        The Company reviews the expected annual effective income tax rate and makes changes on a quarterly basis as necessary based on certain factors such as changes in forecasted annual operating income, changes to the actual and forecasted permanent book-to-tax differences, or changes resulting from the impact of a tax law change. The Company's effective tax rate is higher than its US federal statutory rate primarily due to the unfavorable tax impact of the fair market value adjustment for the contingent consideration obligation related to the FusionOne Earn-out for the FusionOne equity holders offset by benefits received from other discrete items including GAAP compensation expense for incentive stock options and the federal R&D tax credit.

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS—UNAUDITED (Continued)

(in thousands, except per share data unless otherwise noted)

8. Income Taxes (Continued)

        A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

Unrecognized tax benefit at December 31, 2010	$600
Additions for tax positions of prior periods	4
Decreases for tax positions of prior periods	(79)
Additions for tax positions of current periods	75

Unrecognized tax benefit at March 31, 2011	$600

9. Legal Matters

        On September 5, 2008, September 18, 2008, and September 23, 2008, three complaints were filed against the Company and certain of its officers and directors in the United States District Court for the District of New Jersey purportedly on behalf of a class of shareholders who purchased the Company's common stock between February 4, 2008 and June 9, 2008 (the "Securities Law Actions"). The complaints were consolidated and an amended complaint was filed by the plaintiffs on March 13, 2009. The plaintiffs in each complaint asserted claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. They alleged that certain of the Company's public disclosures regarding its financial prospects during the proposed class period were false and/or misleading. The principal allegation set forth in each complaint was that the Company issued misleading statements concerning its business prospects relating to the activation of Apple Inc.'s iPhone product. On April 7, 2010, the Court granted the Company's Motion to Dismiss all of the claims against all of the defendants without prejudice. On August 9, 2010, the parties filed a notice of voluntary dismissal with prejudice, noting that the plaintiff was dismissing the case without receiving payment of any kind.

        On October 23, 2008 and November 3, 2008, complaints were filed in the state court of New Jersey (the "State Derivative Suit") and the United States District Court for the District of New Jersey (the "Federal Derivative Suit") against certain of the Company's officers and directors, purportedly derivatively on behalf of the Company (collectively, the "Derivative Suits"). The Complaints in the Derivative Suits assert that the named officers and directors breached their fiduciary duties and other obligations in connection with the disclosures that also are the subject of the Securities Law Actions described above. The Company is also named as a nominal defendant in the Derivative Suits, although the lawsuits are derivative in nature and purportedly asserted on the Company's behalf. On October 20, 2010, the parties to the Federal Derivative Suit filed a notice of voluntary dismissal, dismissing the case in its entirety and with prejudice as to the named plaintiff. On November 17, 2010, the parties to the State Derivative Suit filed a notice of voluntary dismissal, dismissing the case in its entirety with prejudice as to the named plaintiff.

        Except for the above claims, the Company is not currently subject to any legal proceedings that could have a material adverse effect on its operations; however, it may from time to time become a party to various legal proceedings arising in the ordinary course of its business. For instance, on January 4, 2011, the Company filed a complaint in the United States District Court for the District of Wisconsin (Civ Act. No. 11-CV-02) against Dashwire, Inc. ("Dashwire"), claiming that Dashwire has infringed, and continues to infringe, several of the Company's patents. The Company filed an Amended Complaint against Dashwire on April 22, 2011. As a result of these claims, Dashwire filed a complaint

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS—UNAUDITED (Continued)

(in thousands, except per share data unless otherwise noted)

9. Legal Matters (Continued)

against the Company in the same court asserting that the Company is infringing two of the Dashwire patents which it recently acquired from Intellectual Venture Partners. The Company believes that the Dashwire claims are without merit, and the Company intends to defend against all of the Dashwire claims. Due to the inherent uncertainties of litigation, the Company cannot predict the outcome of the actions at this time.

10. Subsequent Events

        The Company has evaluated all subsequent events and transactions through the filing date. See Legal Proceedings.

        On April 29, 2011, the Company executed a settlement and amendment agreement with the FusionOne equity holders, including existing employees, which includes a determination of the aggregate Earn-out amount and the Earn-out payment dates. As a result of this agreement, the Company estimates that it will pay approximately $11 million in cash, issue approximately 400 thousand shares of stock and recognize additional expense of approximately $3 million during the year ending December 31, 2011.

        On May 2, 2011, the Company's board of directors authorized a stock repurchase program to purchase up to $20 million of the Company's outstanding common stock. The duration of the repurchase program is twelve months. Under the program, the Company may purchase shares of its common stock in the open market, through block trades or otherwise at prices deemed appropriate by the Company. The timing and amount of repurchase transactions under the program will depend on market conditions and corporate and regulatory considerations. The purchases will be funded from available working capital. The Company will classify stock repurchased as treasury stock on its balance sheet upon commencement of the program. The stock repurchase program may be suspended or discontinued at any time.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis should be read in conjunction with the information set forth in our consolidated financial statements and related notes included elsewhere in this quarterly report on Form 10-Q and in our annual report Form 10-K for the year ended December 31, 2010. This report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to risks and uncertainties and are based on the beliefs and assumptions of our management as of the date hereof based on information currently available to our management. Use of words such as "believes," "expects," "anticipates," "intends," "plans," "should, "continues," "likely" or similar expressions, indicate a forward-looking statement. Forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions. Actual results may differ materially from the forward-looking statements we make. We caution investors not to place substantial reliance on the forward-looking statements included in this report. These statements speak only as of the date of this report (unless another date is indicated), and we undertake no obligation to update or revise the statements in light of future developments. All numbers are expressed in thousands unless otherwise stated.

Overview

        We are a leading provider of on-demand transaction management, cloud enablement and mobile connectivity services that enable communications service providers (CSPs), cable operators/multi-services operators (MSOs), original equipment manufacturers (OEMs) with embedded connectivity (e.g. smartphones, laptops, netbooks and mobile Internet devices, among others), e-Tailers/retailers and other customers to accelerate and monetize their go-to-market strategies for connected devices. This includes automating subscriber activation, order management, service provisioning and connectivity and content management from any channel (e.g., e-commerce, telesales, enterprise, indirect and other retail outlets, etc.) to any communication service (e.g., wireless(2G, 3G, 4G), high speed access, local access, IPTV, cable, satellite TV, etc.) across any connected device type and content transfer. Our ConvergenceNow®, ConvergenceNow® Plus+TM and InterconnectNowTM platforms provide end-to-end seamless integration between customer-facing channels/applications, communication services, or devices and "back-office" infrastructure-related systems and processes. Our customers rely on our solutions and technology to automate the process of activation and content management for their customers' devices while delivering additional communication services. Our platforms are designed to be flexible and scalable to enable multiple converged communication services to be managed across multiple distribution channels allowing us to meet the rapidly changing and converging services and connected devices offered by our customers. We enable our customers to acquire, retain and service subscribers quickly, reliably and cost-effectively by simplifying the processes associated with managing the customer experience for activating and synchronizing connected devices and services through the use of our platforms.

        Our industry-leading customers include Tier 1 service providers such as AT&T Inc., Verizon and Vodafone, Tier 1 cable operators/MSOs like Cablevision, Charter Communications, Comcast, and Time Warner Cable and large OEMs/e-Tailers such as Apple, Dell, Panasonic and Nokia. These customers utilize our platforms, technology and services to service both consumer and business customers, including over 300 of the Fortune 500 companies.

Revenues

        We generate a substantial portion of our revenues on a per-transaction basis, most of which is derived from contracts that extend up to 60 months from execution. For the three months ended March 31, 2011 and 2010, we derived approximately 77% and 82%, respectively, of our revenues from transactions processed and subscription arrangements. The remainder of our revenues was generated by professional services and licenses.

        Historically, our revenues have been directly impacted by the number of transactions processed. In recent years, the fourth quarter has had the highest volume of transactions processed due to increased consumer activation activity during the holiday season. The future success of our business depends on the continued growth of consumer and business transactions and, as such, the volume of transactions that we process could fluctuate on a quarterly basis. See "Current Trends Affecting Our Results of Operations" for certain matters regarding future results of operations.

        We currently derive a significant portion of our revenues from one customer, AT&T. For the three months ended March 31, 2011, AT&T accounted for approximately 51% of our revenues compared to 66% for the three months ended March 31, 2010. Our agreement with AT&T was renewed effective January 1, 2009 and runs through December of 2011. AT&T may renew this agreement for two additional one year periods. This agreement defines the work activities, transaction pricing, forecasting process, service level agreements and remedies associated with certain services performed by us for AT&T's ecommerce organization. The agreement provides for AT&T to pay us (i) a monthly hosting fee, (ii) a fee based on the number of transactions processed through our technology platform, (iii) a fee based on manual processing services and (iv) for professional services rendered by us. A copy of this agreement has been previously filed with the Securities & Exchange Commission.

        Our five largest customers, for the three months ending March 31, 2011 were AT&T, Comcast, Level 3, Time Warner Cable, and Verizon, which accounted for approximately 87% of our revenues, compared to 86% of our revenues from our five largest customers, AT&T, Comcast, Level 3, Time Warner Cable, and Vonage, for the three months ended March 31, 2010. See "Risk Factors" for certain matters bearing risks on our future results of operations.

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

        We continue to advance our plans for the expansion of our platform footprint with international carriers to support connected devices and multiple networks through our focus on transaction management. Our initiatives with AT&T and other CSP's continue to grow along with our account presence with connected device OEM's. We are also exploring additional opportunities through merger and acquisition activities to support our customer, product and geographic diversification strategies.

Critical Accounting Policies and Estimates

        The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). The preparation of these consolidated financial statements in accordance with GAAP requires us to utilize accounting policies and make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingencies as of the date of the financial statements and the reported amounts of revenues and expenses during a fiscal period. The Securities and Exchange Commission ("SEC") considers an accounting policy to be critical if it is important to a company's financial condition and results of operations, and if it requires significant judgment and estimates on the part of management in its application. We have discussed the selection and development of the critical accounting policies with the audit committee of our board of directors, and the audit committee has reviewed our related disclosures in this Form 10-Q. Although we believe that our judgments and estimates are appropriate, correct and reasonable under the circumstances, actual results may differ from those estimates.

        We believe that of our significant accounting policies, which are described in Note 2 in our Annual Report on Form 10-K for the year ended December 31, 2010, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations. If actual results or events differ materially from those contemplated by us in making these estimates, our reported financial condition and results of operations for future periods could be materially affected. See "Risk Factors" for certain matters bearing risks on our future results of operations.

  •
  Revenue Recognition and Deferred Revenue

  •
  Income Taxes

  •
  Goodwill and Impairment of Long-Lived Assets

  •
  Stock-Based Compensation

  •
  Allowance for Doubtful Accounts

  •
  Business Combinations

        There were no significant changes in our critical accounting policies and estimates discussed in our Form 10-K during the three months ended March 31, 2011. Please refer to Management's Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2010 for a more complete discussion of our critical accounting policies and estimates.

Results of Operations

Three months ended March 31, 2011 compared to the three months ended March 31, 2010

        The following table presents an overview of our results of operations for the three months ended March 31, 2011 and 2010.

	2011		2010
	Three Months Ended March 31,				Three Months Ended March 31, 2011 vs 2010
		% of Revenue		% of Revenue
	$		$		$ Change	% Change
	(in thousands)
Net revenue	$52,878	100.0%	$35,063	100.0%	$17,815	50.8%

Cost of services*	24,611	46.5%	17,642	50.3%	6,969	39.5%
Research and development	10,103	19.1%	4,284	12.2%	5,819	135.8%
Selling, general and administrative	10,147	19.2%	6,477	18.5%	3,670	56.7%
Net change in contingent consideration obligation	2,916	5.5%	—	—	2,916	100.0%
Depreciation and amortization	3,358	6.4%	1,995	5.7%	1,363	68.3%

	51,135	96.7%	30,398	86.7%	20,737	68.2%

Income from operations	$1,743	3.3%	$4,665	13.3%	$(2,922)	(62.6)%

*
Cost of services excludes depreciation and amortization which is shown separately.

        Net Revenue.    Net revenues increased $17.8 million to $52.9 million for the three months ended March 31, 2011, compared to the same period in 2010. This increase was due primarily to increased transaction volumes and expansion into new programs from our AT&T, Time Warner Cable, and Verizon relationships. Transaction and subscription revenues recognized for the three months ended March 31, 2011 and 2010 represented 77% or $40.9 million and 82% or $28.6 million of net revenues, respectively. Net revenues related to AT&T increased $3.8 million to $27.1 million for the three months ended March 31, 2011 compared to the same period in 2010. AT&T represented 51% of our revenues for the three months ended March 31, 2011, compared to 66% for the three months ended March 31, 2010. Net revenues outside of AT&T generated $25.8 million of our revenues during the three months ended March 31, 2011 as compared to $11.8 million during the three months ended March 31, 2010. Net revenues outside of AT&T represented 49% and 34% of our revenues during the three months ended March 31, 2011 and 2010, respectively. Professional service revenues as a percentage of sales were 20% or $10.6 million for the three months ended March 31, 2011, compared to 18% or $6.4 million for the previous three months ended March 31, 2010. The increase in professional services revenue is primarily due to the expansion of services with new customers. License revenues increased $1.2 million to $1.3 million or 2% of net revenues for the three months ended March 31, 2011 as compared to the same period in 2010. The increase in license revenues is primarily due to the expansion of offerings through acquisitions.

Expense

        Cost of Services.    Cost of services increased $7.0 million to $24.6 million for the three months ended March 31, 2011, compared to the same period in 2010, due primarily to an increase of $3.8 million for outside consultants related to growth in existing and new programs with our customers. There was an increase of $2.0 million in our personnel and related costs and an increase of $382 thousand in stock-based compensation. The increase in personnel and related costs and stock-based compensation was due primarily to an increase in headcount as a result of our continued global expansion and the increase in the fair value of our stock awards which was due to the increase of our stock price. In addition, there was an increase of $784 thousand in telecommunication and facility costs related to the increase call volume and capacity associated with our data facilities. Cost of services as a percentage of revenues decreased to 46.5% for the three months ended March 31, 2011, as compared to 50.3% for the three months ended March 31, 2010.

        Research and Development.    Research and development expense increased $5.8 million to $10.1 million for the three months ended March 31, 2011, compared to the same period in 2010, due to headcount increases. Personnel and related costs increased $2.6 million and stock-based compensation increased $808 thousand. The increase in personnel and related costs and stock-based compensation was due primarily to an increase in headcount as a result of our continued global expansion and the increase in the fair value of our stock awards which was due to the increase of our stock price. Also included in the increase in personnel and related costs and in stock-based compensation costs was $466 thousand related to the FusionOne employee Earn-out achieved in the quarter ended March 31, 2011. In addition there was an increase of $187 thousand in telecommunication and facility costs related to the increase in headcount and the utilization of our expanded resources, an increase of $2.1 million in professional services augmenting our staff related to the development of new technologies and software solutions, and $106 thousand in acquisition related costs. Research and development expense as a percentage of revenues increased to 19.1% for the three months ended March 31, 2011 as compared to 12.2% for the three months ended March 31, 2010.

        Selling, General and Administrative.    Selling, general and administrative expense increased $3.7 million to $10.1 million for the three months ended March 31, 2011, compared to the same period in 2010 primarily due to increased headcount. Personnel and related costs increased by $1.9 million and stock-based compensation expense increased $1.5 million. The increase in personnel and related costs and stock-based compensation was due primarily to an increase in headcount as a result of our continued global expansion and the increase in the fair value of our stock awards which was due to the increase of our stock price. Also included in the increase in personnel and related costs and in stock-based compensation costs were costs of $736 thousand related to the FusionOne employee Earn-out achieved during the quarter ended March 31, 2011. Additionally, we had an increase of $542 thousand of operating expenses related to our continued global expansion. Offsetting the increases was a decrease in bad debt expense of $451 thousand due to increased collections from non-Tier 1 customers. Lastly, during the three months ended March 31, 2011 there were $188 thousand in acquisition related costs. Selling, general and administrative expense as a percentage of revenues increased to 19.2% for the three months ended March 31, 2011, compared to 18.5% for the three months ended March 31, 2010.

        Depreciation and amortization.    Depreciation and amortization expense increased $1.4 million to $3.4 million for the three months ended March 31, 2011, compared to the same period in 2010, primarily related to the amortization of our newly acquired intangible assets of FusionOne and the continued expansion of our platforms. This increase was offset by the completion of the depreciation of certain assets which, for accounting purposes, have reached the end of their respective lives. Depreciation and amortization expense as a percentage of revenues increased to 6.4% for the three months ended March 31, 2011, as compared to 5.7% for the same period in 2010.

        Net change in contingent consideration obligation.    The fair value change in the contingent consideration liability related to the Earn-out for the FusionOne equity holders resulted in additional expense of $2.9 million for the three months ended March 31, 2011. The increase in the estimate of the fair value of the contingent consideration obligation is due to changes in our stock price, FusionOne business achieving quarterly targets and updates to the FusionOne 2011 forecast and the weighted probability of achieving certain future quarterly targets.

        Income from Operations.    Income from operations decreased $2.9 million to $1.7 million for the three months ended March 31, 2011, compared to the same period in 2010. This decrease was due primarily to the change in contingent consideration obligation and increased investments in our research and development staff and related costs. Income from operations as a percentage of revenues decreased to 3.3% for the three months ended March 31, 2011, as compared to 13.3% for the three months ended March 31, 2010.

        Interest and other income.    Interest and other income increased $57 thousand to $168 thousand for the three months ended March 31, 2011, compared to the same period in 2010. Interest and other income increased primarily due to increased interest income from increased cash balances and rates on our investments.

        Interest and other expense.    Interest expense and other expense increased $21 thousand to $295 thousand for the three months ended March 31, 2011, compared to the same period in 2010. Interest and other expense increased primarily due to currency fluctuations related to the settlement of our customer account sales. During three months ended March 31, 2011 and 2010 we recognized $229 thousand and $228 thousand, respectively, of interest expense related to the Bethlehem facility lease.

        Income Tax.    During the three months ended March 31, 2011 and 2010, we recognized approximately $1.5 million and $1.8 million, respectively, in related tax expense. Our effective tax rate was approximately 91.4% and approximately 39.3% during the three months ended March 31, 2011 and

2010, respectively. We review the expected annual effective income tax rate and make changes on a quarterly basis as necessary based on certain factors such as changes in forecasted annual operating income, changes to the actual and forecasted permanent book-to-tax differences, or changes resulting from the impact of a tax law change. Our effective tax rate is higher than our US federal statutory rate primarily due to the unfavorable tax impact of the fair market value adjustment for the contingent consideration obligation related to the FusionOne Earn-out for the FusionOne equity holders offset by benefits received from other discrete items including GAAP compensation expense for incentive stock options and the federal R&D tax credit.

Liquidity and Capital Resources

        Our principal source of liquidity has been cash provided by capital market activities and operations. Our cash, cash equivalents and marketable securities balance was $200.9 million at March 31, 2011, an increase of $11.3 million as compared to the end of 2010. This increase was primarily due to the exercise of stock options. We anticipate that our principal uses of cash in the future will be to fund the expansion of our business through both organic growth as well as possible acquisition activities and the expansion of our customer base internationally. Uses of cash will also include facility expansion, capital expenditures and working capital.

Discussion of Cash Flows

        Cash flows from operations.    Net cash provided by operating activities for the three months ended March 31, 2011 was $6.7 million, as compared to $4.3 million for the three months ended March 31, 2010. Our primary uses of cash from operating activities are for personnel related expenditures and outside consultants. We also make cash payments related to taxes and leased facilities. The increase in net cash provided by operating activities for the three months ended March 31, 2011 of $2.4 million as compared to the same period in 2010 is primarily due to changes in working capital which included a $6.0 million increase in deferred revenues offset by a $2.6 million decrease in net income.

        Cash flows from investing.    Net cash used in investing activities for the three months ended March 31, 2011 was $13.2 million, as compared to $3.3 million for the three months ended March 31, 2010. The primary use of cash was $7.4 million used in the purchase of marketable securities and $3.2 million used to purchase property and equipment primarily related to our continued investments in our global information technology and business system infrastructure. Additionally, $2.9 million of cash was used in the acquisition of Sapience Knowledge Systems, Inc.

        Cash flows from financing.    Net cash provided by financing activities for the nine months ended March 31, 2011 was $10.5 million, as compared to $1.5 million for the three months ended March 31, 2010. The increase was due to the $6.8 million in proceeds from the exercise of stock options and a $4.0 million tax benefit from the exercise of stock options, offset by $263 thousand in payments on our capital obligation related to our data facility in the three months ended March 31, 2011.

        We believe that our existing cash and cash equivalents, and cash generated from our existing operations will be sufficient to fund our operations for the next twelve months.

Effect of Inflation

        Although inflation generally affects us by increasing our cost of labor and equipment, we do not believe that inflation has had any material effect on our results of operations for the three months ended March 31, 2011 and 2010.

Off-Balance Sheet Arrangements

        We had no off-balance sheet arrangements as of March 31, 2011 and December 31, 2010.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

        In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part II, "Item 7A. Quantitative and Qualitative Disclosures about Market Risk" in our Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial condition or future results. We believe our exposure associated with these market risks has not changed materially since December 31, 2010.

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

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

        Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2011. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of March 31, 2011, the end of the period covered by this quarterly report, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        On September 5, 2008, September 18, 2008, and September 23, 2008, three complaints were filed against us and certain of our officers and directors in the United States District Court for the District of New Jersey purportedly on behalf of a class of shareholders who purchased our common stock between February 4, 2008 and June 9, 2008 (the "Securities Law Actions"). The complaints were consolidated and an amended complaint was filed by the plaintiffs on March 13, 2009. The plaintiffs in each complaint asserted claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. They alleged that certain of our public disclosures regarding our financial prospects during the proposed class period were false and/or misleading. The principal allegation set forth in each complaint was that we issued misleading statements concerning its business prospects relating to the activation of Apple Inc.'s iPhone product. On April 7, 2010, the Court granted our Motion to Dismiss all of the claims against all of the defendants without prejudice. On August 9, 2010, the parties filed a notice of voluntary dismissal with prejudice, noting that the plaintiff was dismissing the case without receiving payment of any kind.

        On October 23, 2008 and November 3, 2008, complaints were filed in the state court of New Jersey (the "State Derivative Suit") and the United States District Court for the District of New Jersey (the "Federal Derivative Suit") against certain of our officers and directors, purportedly derivatively on our behalf (collectively, the "Derivative Suits"). The Complaints in the Derivative Suits assert that the named officers and directors breached their fiduciary duties and other obligations in connection with the disclosures that also are the subject of the Securities Law Actions described above. We were also named as a nominal defendant in the Derivative Suits, although the lawsuits are derivative in nature and purportedly asserted on our behalf. On October 20, 2010, the parties to the Federal Derivative Suit filed a notice of voluntary dismissal, dismissing the case in its entirety and with prejudice as to the named plaintiff. On November 17, 2010, the parties to the State Derivative Suit filed a notice of voluntary dismissal, dismissing the case in its entirety with prejudice as to the named plaintiff.

        Except for the above claims, we are not currently subject to any legal proceedings that could have a material adverse effect on our operations; however, it may from time to time become a party to various legal proceedings arising in the ordinary course of our business. For instance, on January 4, 2011, we filed a complaint in the United States District Court for the District of Wisconsin (Civ Act. No. 11-CV-02) against Dashwire, Inc. ("Dashwire"), claiming that Dashwire has infringed, and continues to infringe, several of our patents. We filed an Amended Complaint against Dashwire on April 22, 2011. As a result of these claims, Dashwire filed a complaint against us in the same court asserting that we are infringing two of the Dashwire patents which it recently acquired from Intellectual Venture Partners. We believe that the Dashwire claims are without merit, and we intend to defend against all of the Dashwire claims. Due to the inherent uncertainties of litigation, we cannot predict the outcome of the actions at this time.

ITEM 1A.    RISK FACTORS

        In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial condition or future results. The risks described in our Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. If any of the risks actually occur, our business, financial condition or results of operations could be negatively affected. In that case, the trading price of our stock could decline, and our stockholders may lose part or all of their investment.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4.    RESERVED

ITEM 5.    OTHER INFORMATION

        None.

ITEM 6.    EXHIBITS

Exhibit No.		Description
3.2	*	Restated Certificate of Incorporation of the Company
3.4	*	Amended and Restated Bylaws of the Company
4.2	*	Form of Company's Common Stock certificate
31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Incorporated herein by reference to the exhibit of the same number in the Company's Registration Statement on Form S-1 (Commission File No. 333-132080).

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

May 6, 2011