Form 10-Q
period 2011-06-30
SYNCHRONOSS TECHNOLOGIES INC
filed 2011-08-05
CIK 1131554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Shares outstanding of the Registrant’s common stock:

Class	Outstanding at July 29, 2011
Common stock, $0.0001 par value	38,106,909 shares

SYNCHRONOSS TECHNOLOGIES, INC.

FORM 10-Q INDEX

SYNCHRONOSS TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share data)

	June 30, 2011	December 31, 2010

ASSETS
Current assets:
Cash and cash equivalents	$153,408	$180,367
Marketable securities	12,398	1,766
Accounts receivable, net of allowance for doubtful accounts of $250 and $558 at June 30, 2011 and December 31, 2010, respectively	46,768	34,940
Prepaid expenses and other assets	15,361	8,606
Deferred tax assets	3,275	3,272
Total current assets	231,210	228,951
Marketable securities	21,866	7,502
Property and equipment, net	34,212	32,622
Goodwill	29,627	19,063
Intangible assets, net	32,202	33,231
Deferred tax assets	18,005	16,432
Other assets	2,402	2,598
Total assets	$369,524	$340,399

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,023	$7,013
Accrued expenses	12,130	12,999
Deferred revenues	14,828	5,143
Contingent consideration obligation	4,736	—
Total current liabilities	39,717	25,155
Lease financing obligation - long term	9,227	9,205
Contingent consideration obligation - long-term	—	16,915
Other liabilities	1,060	1,101
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000 shares authorized, 0 shares issued and outstanding at June 30, 2011 and 2010, respectively	—	—
Common stock, $0.0001 par value; 100,000 shares authorized, 40,322 and 38,863 shares issued; 38,058 and 36,863 outstanding at June 30, 2011 and December 31, 2010, respectively	4	4
Treasury stock, at cost (2,264 and 2,000 shares at June 30, 2011 and December 31, 2010, respectively)	(31,508)	(23,713)
Additional paid-in capital	291,414	255,656
Accumulated other comprehensive income (loss)	9	(182)
Retained earnings	59,601	56,258
Total stockholders’ equity	319,520	288,023
Total liabilities and stockholders’ equity	$369,524	$340,399

See accompanying consolidated notes.

SYNCHRONOSS TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net revenues	$54,817	$37,218	$107,695	$72,281
Costs and expenses:
Cost of services*	25,878	19,013	50,489	36,655
Research and development	10,055	4,907	20,158	9,191
Selling, general and administrative	10,648	6,368	20,795	12,845
Net change in contingent consideration obligation	(85)	—	2,831	—
Depreciation and amortization	3,722	1,857	7,080	3,852
Total costs and expenses	50,218	32,145	101,353	62,543
Income from operations	4,599	5,073	6,342	9,738
Interest and other income	314	122	482	233
Interest expense	(239)	(293)	(534)	(567)
Income before income tax expense	4,674	4,902	6,290	9,404
Income tax expense	(1,470)	(1,949)	(2,947)	(3,718)
Net income	$3,204	$2,953	$3,343	$5,686
Net income per common share:
Basic †	$0.07	$0.09	$0.13	$0.18
Diluted †	$0.06	$0.09	$0.12	$0.18
Weighted-average common shares outstanding:
Basic †	37,541	31,206	37,144	31,124
Diluted †	38,827	32,203	38,508	32,057

*	Cost of services excludes depreciation and amortization which is shown separately.
†	See notes to financial statements footnote 3.

See accompanying consolidated notes.

SYNCHRONOSS TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2011	2010
Operating activities:
Net income	$3,343	$5,686
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	7,080	3,852
Loss on disposal of fixed assets	—	24
Amortization of bond premium	134	—
Deferred income taxes	(1,575)	(14)
Non-cash interest on leased facility	458	456
Stock-based compensation	10,053	5,584
Changes in operating assets and liabilities:
Accounts receivable, net of allowance for doubtful accounts	(11,570)	(4,436)
Prepaid expenses and other current assets	(675)	(1,563)
Other assets	(68)	(1,274)
Accounts payable	965	(414)
Accrued expenses	(1,022)	(1,271)
Contingent consideration obligation	1,942	—
Excess tax benefit from the exercise of stock options	(6,080)	(618)
Other liabilities	(42)	276
Deferred revenues	9,685	928
Net cash provided by operating activities	12,628	7,216
Investing activities:
Purchases of fixed assets	(7,356)	(5,319)
Proceeds from the sale of fixed assets	—	1
Purchases of marketable securities available-for-sale	(27,052)	(4,134)
Maturities of marketable securities available-for-sale	1,934	1,794
Business acquired, net of cash	(7,823)	—
Net cash used in investing activities	(40,297)	(7,658)
Financing activities:
Proceeds from the exercise of stock options	11,027	2,505
Payments on contingent consideration	(8,286)	—
Excess tax benefit from the exercise of stock option	6,080	618
Repurchase of common stock	(7,796)	—
Repayments of capital obligations	(496)	(425)
Net cash provided by financing activities	529	2,698
Effect of exchange rate changes on cash	181	(12)
Net (decrease) increase in cash and cash equivalents	(26,959)	2,244
Cash and cash equivalents at beginning of year	180,367	89,924
Cash and cash equivalents at end of period	$153,408	$92,168
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$3,153	$4,460
Supplemental disclosures of non-cash investing and financing activities:
Issuance of common stock in connection with settlement of contingent consideration	$8,597	$—

See accompanying consolidated notes.

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — UNAUDITED

(in thousands, except per share data unless otherwise noted)

The consolidated financial statements as of June 30, 2011 and for the three and six months ended June 30, 2011 and 2010 are unaudited, but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. They do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements and should be read in conjunction with the financial statements and notes in the Annual Report of Synchronoss Technologies, Inc. incorporated by reference in the Company’s annual report on Form 10-K for the year ended December 31, 2010. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Synchronoss Technologies UK Ltd., Synchronoss Technologies Ireland, Ltd., Wisor Telecom Corporation (“Wisor”), Synchronoss Telecom India Private Ltd., FusionOne, Inc., FusionOne Esti Ou, Synchronoss Technologies Germany GmbH, and Sapience Knowledge Systems, Inc. All significant intercompany balances and transactions are eliminated in consolidation. The Company has no unconsolidated subsidiaries or investments accounted for under the equity method. The results reported in these consolidated financial statements should not necessarily be taken as indicative of results that may be expected for the entire year. The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

1. Description of Business

Synchronoss Technologies, Inc. (the “Company” or “Synchronoss”) is a leading provider of transaction management, cloud enablement and mobile connectivity services that enable a simple, seamless, on-demand channel for communications service providers (CSPs) and their customers. Synchronoss ensures that CSPs, cable operators/multi-services operators (MSOs), original equipment manufacturers (OEMs) with embedded connectivity (e.g. smartphones, laptops, netbooks and mobile internet devices, among others), e-Tailers/retailers and other customers accelerate and monetize their go-to-market strategies for connected devices. This includes automating subscriber activation, order management and service provisioning from any channel (e.g., e-commerce, telesales, enterprise, indirect and other retail outlets, etc.) to any communication service (e.g., wireless(2G, 3G, 4G), high speed access, local access, IPTV, cable, satellite TV, etc.) across any connected device type and content transfer. The Company’s ConvergenceNow®, ConvergenceNow® Plus+TM and InterconnectNowTM platforms provide end-to-end seamless integration between customer-facing channels/applications, communication services, or devices and “back-office” infrastructure-related systems and processes. The Company’s customers rely on the Company’s solutions and technology to automate the process of activation and content management for their customers’ devices while delivering additional communication services. Synchronoss has designed its platforms to be flexible and scalable to enable multiple converged communication services to be managed across multiple distribution channels, including e-commerce, telesales, customer stores, indirect, and other retail outlets, etc., allowing the Company to meet the rapidly changing and converging services and connected devices offered by its customers. The Company enables its customers to acquire, retain and service subscribers quickly, reliably and cost-effectively by simplifying the processes associated with managing the customer experience for activating and synchronizing connected devices and services through the use of its platforms.

2. Basis of Presentation

For further information about the Company’s basis of presentation or its significant accounting policies, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2010.

Impact of Recently Issue Accounting Standards

In May 2011, the FASB issued amendments to disclosure requirements for common fair value measurement. These amendments, effective for the interim and annual periods beginning on or after December 15, 2011 (early adoption is prohibited), result in common definition of fair value and common requirements for measurement of and disclosure requirements between U.S. GAAP and IFRS. Consequently, the amendments change some fair value measurement principles and disclosure requirements. The implementation of this amended accounting guidance is not expected to have a material impact on the Company’s consolidated financial statements or disclosures.

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — UNAUDITED (Continued)

(in thousands, except per share data unless otherwise noted)

In June 2011, the FASB issued amendments to disclosure requirements for presentation of comprehensive income. This guidance, effective retrospectively for the interim and annual periods beginning on or after December 15, 2011 (early adoption is permitted), requires presentation of total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The implementation of this amended accounting guidance is not expected to have a material impact on the Company’s consolidated financial statements or disclosures.

3. Earnings per Common Share

The Company calculates basic and diluted per share amounts based on net earnings adjusted for the effects to earnings that would result if contingently issuable shares related to contingent consideration settleable in the Company’s stock were reported as equity for the periods presented. To calculate basic earnings per share the Company uses the weighted average number of common shares outstanding during the period adjusted for the weighted average number of contingently issuable shares. The weighted average numbers of shares contingently issuable are calculated as if they were outstanding as of the last day of the period. The diluted earnings per share calculation is based on the weighted average number of shares of common stock outstanding adjusted for the number of additional shares that would have been outstanding had all potentially dilutive common shares been issued. Potentially dilutive shares of common stock include stock options, non-vested share awards and contingently issuable shares related to contingent consideration settleable in stock. The dilutive effects of stock options and restricted stock awards are based on the treasury stock method. The dilutive effects of the contingent consideration settleable in stock are calculated as if the contingently issuable shares were outstanding as of the beginning of the period. The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net income attributable to common stockholders per common share. Stock options that are anti-dilutive and excluded from the following table totaled 776 and 1,691 for the three months ended June, 2011 and 2010, respectively and 825 and 1,526 for the six months ended June 30, 2011 and 2010, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Numerator:
Net income attributable to common stockholders	$3,204	$2,953	$3,343	$5,686
Income effect for equity mark-to-market on contingent consideration obligation, net of tax	(681)	—	1,466	—
Net income applicable to shares of common stock for earnings per share	$2,523	$2,953	$4,809	$5,686
Denominator:
Weighted average common shares outstanding — basic	37,541	31,206	37,144	31,124
Dilutive effect of:
Options and unvested restricted shares	1,286	997	1,364	933
Weighted average common shares outstanding — diluted	38,827	32,203	38,508	32,057

4. Comprehensive Income

The components of comprehensive income are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income	$3,204	$2,953	$3,343	$5,686
Translation adjustments	9	(56)	188	(2)
Unrealized gain on securities, (net of tax)	24	13	3	11
Total Other Comprehensive Income	$3,237	$2,910	$3,534	$5,695

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

The following is a summary of assets and liabilities held by the Company and their related classifications under the fair value hierarchy.

	June 30, 2011	December 31, 2010
Level 1 (A)	$153,408	$180,367
Level 2 (B)	34,264	9,268
Level 3 (C)	(4,736)	(16,915)
Total	$182,936	$172,720

(A)     Level 1 assets include money market funds which are classified as cash equivalents.

(B)       Level 2 assets include certificates of deposit and municipal bonds which are classified as marketable securities.

(C)       Level 3 liabilities include the contingent consideration obligation.

The Company utilizes the market approach to measure fair value for its financial assets. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets. The Company’s marketable securities investments classified as Level 2 primarily utilize broker quotes in a non-active market for valuation of these securities. No transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy occurred during the three months and six months ended June 30, 2011.

The aggregate fair value of available-for-sale securities and aggregate amount of unrealized gains and losses for available for sale securities at June 30, 2011 were as follows:

	Aggregate	Aggregate Amount of Unrealized
	Fair Value	Gains	Losses
Due in one year or less	$12,398	$30	$(11)
Due after one year, less than five years	21,866	118	(13)
	$34,264	$148	$(24)

The aggregate fair value of available-for-sale securities and aggregate amount of unrealized gains and losses for available for sale securities at December 31, 2010 were as follows:

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

The Company determined the fair value of the contingent consideration obligation based on a probability-weighted income approach derived from quarterly revenue estimates and a probability assessment with respect to the likelihood of achieving the various Performance criteria. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement.  No changes in valuation techniques occurred during the three months and six months ended June 30, 2011. The compensation due to the employees is recognized over the service period through the remainder of the year ending December 31, 2011. On April 29, 2011 the Company executed a settlement and amendment agreement with the FusionOne equity holders, including existing employees, which includes a determination of the aggregate Earn-out amount and the Earn-out payment dates. As a result of this agreement the Company paid approximately $10.4 million in cash and issued approximately 267 thousand shares of stock (valued at the closing market price at the date of settlement) during the six months ended June 30, 2011. The Company will pay approximately $2.8 million and issue 60 thousand shares of stock after the employee service period is completed. The decrease in the contingent consideration obligation was offset by the addition of the contingent consideration for the Sapience Knowledge Systems, Inc. (“SKS”) Earn-out.

The changes in fair value of the Company’s Level 3 contingent consideration obligation during the six months ended June 30, 2011 were as follows:

Level 3
Balance at December 31, 2010	$16,915
Fair value adjustment to contingent consideration included in net income	2,831
FusionOne Earn-out payment	(19,018)
Earn-out compensation due to employees	1,495
Addition of SKS Earn-out	2,763
SKS Earn-Out payment	(250)
Balance at June 30, 2011	$4,736

6. Acquisition

SKS

On March 16, 2011 the Company acquired 100% of the capital stock of SKS for cash consideration of $5.8 million. The Company made an initial cash payment of $2.9 million in March 2011 and the second cash installment in May 2011. Additionally, the Company potentially may make payments (“SKS Earn-Out”) totaling up to $3.0 million with additional payments for certain product milestones and operational efficiencies achieved.

The Company accounted for this business combination by applying the acquisition method, and accordingly, the preliminary estimated purchase price was allocated to the tangible assets acquired and liabilities assumed based upon their fair values at the

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — UNAUDITED (Continued)

(in thousands, except per share data unless otherwise noted)

acquisition date. The excess of the purchase price over the net tangible assets and liabilities, $8.5 million, was recorded as goodwill which is not tax deductible. The results of SKS’s operations have been included in the consolidated financial statements since the acquisition date. The Company is in the process of finalizing the purchase allocation and the value of contingent consideration, thus the provisional measures of contingent consideration, deferred income taxes and goodwill are subject to change. The Company expects the purchase price allocation will be finalized in 2011.

The Company believes that SKS will help to accelerate its time to market with its new mobility management solution for the benefit of both enterprises and consumers by enhancing the Company’s technological expertise, eliminating redundancies, reducing costs and streamlining faster product introductions.

Strumsoft

On June 29, 2011 the Company acquired certain assets and workforce from Strumsoft, Inc. for the total purchase price of $2.0 million.

The Company accounted for this business combination by applying the acquisition method, and accordingly, the preliminary estimated purchase price was allocated to the tangible assets acquired and liabilities assumed based upon their fair values at the acquisition date. The excess of the purchase price over the net tangible assets and liabilities, approximately $2.0 million was recorded as goodwill, which is tax deductible. The Company is in the process of finalizing the purchase allocation, thus the provisional measures of deferred income taxes and goodwill are subject to change. The Company expects the purchase price allocation will be finalized in 2011.

The Company believes that the assets and workforce acquired from Strumsoft will help to expand the Company’s expertise and development in the back office management systems of the Company’s customers.

7. Stockholders’ Equity

Stock Options

During the three months ended June 30, 2011, there were no options granted. During the three months ended June 30, 2011 and 2010, the Company recorded total pre-tax stock-based compensation expense of $4.6 million ($3.0 million after tax or $0.08 per diluted share) and $2.8 million ($1.8 million after tax or $0.06 per diluted share), respectively, which includes the fair value for equity awards issued after January 1, 2006. During the six months ended June 30, 2011 and 2010, the Company recorded total pre-tax stock-based compensation expense of $10.1 million ($6.5 million after tax or $0.17 per diluted share) and $5.6 million ($3.7 million after tax or $0.12 per diluted share), respectively, which includes the fair value for equity awards issued after January 1, 2006. The total stock-based compensation cost related to non-vested equity awards not yet recognized as an expense as of June 30, 2011 was approximately $31.1 million. That cost is expected to be recognized over a weighted-average period of approximately 2.73 years.

The following table summarizes information about stock options outstanding:

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — UNAUDITED (Continued)

(in thousands, except per share data unless otherwise noted)

		Options Outstanding
			Option
	Shares	Number	Exercise Price	Weighted-
	Available	of	per Share	Average
	for Grant	Shares	Range	Exercise Price
Balance at December 31, 2010	1,217	5,561	$0.29 - 38.62	$16.36
Options granted	(61)	61	$26.83 - 29.17	$27.21
Options exercised	—	(940)	$0.29 - 27.84	$11.73
Options forfeited	181	(350)	$10.27 - 38.62	$20.30
Net restricted stock granted and forfeited	(16)	—	—	$—
Balance at June 30, 2011	1,321	4,332	$0.29 - 38.62	$17.19

A summary of the Company’s non-vested restricted stock at June 30, 2011, and changes during the six months ended June 30, 2011, is presented below:

Non-Vested Restricted Stock	Number of Awards
Non-vested at December 31, 2010	187
Granted	277
Vested	(62)
Forfeited	(9)
Non-vested at June 30, 2011	393

Treasury Stock

On May 2, 2011, the Company’s board of directors authorized a stock repurchase program to purchase up to $20 million of the Company’s outstanding common stock. The duration of the repurchase program is twelve months. Under the program, the Company may purchase shares of its common stock in the open market, through block trades or otherwise at prices deemed appropriate by the Company. The timing and amount of repurchase transactions under the program will depend on market conditions and corporate and regulatory considerations. The purchases will be funded from available working capital. The stock repurchase program may be suspended or discontinued at any time. As of June 30, 2011, a total of 264 thousand shares have been repurchased under the program for an aggregate purchase price of $7.8 million. The Company classifies common stock repurchased as treasury stock on its balance sheet.

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

On January 4, 2011, the Company filed a complaint in the United States District Court for the District of Wisconsin (Civ Act. No. 11-CV-02) against Dashwire, Inc. (“Dashwire”), claiming that Dashwire has infringed, and continues to infringe, several of the Company’s patents. The Company filed an Amended Complaint against Dashwire on April 22, 2011. As a result of these claims, Dashwire filed a complaint against the Company in the same court asserting that the Company is infringing two of the Dashwire patents which it recently acquired from Intellectual Venture Partners. On July 29, 2011, the Company and Dashwire entered into a patent license and settlement agreement whereby Dashwire will take a limited license to specific Synchronoss cloud management patents. Under the agreement, Synchronoss will receive a lump-sum payment and future royalties from Dashwire and the parties will each move the court to dismiss the above complaints.

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

Our industry-leading customers include Tier 1 service providers such as AT&T Inc., Verizon and Vodafone, Tier 1 cable operators/MSOs like Cablevision, Charter Communications, Comcast, and Time Warner Cable and large OEMs/e-Tailers such as Apple, Dell, Nokia, and Panasonic. These customers utilize our platforms, technology and services to service both consumer and business customers, including over 300 of the Fortune 500 companies.

Revenues

We generate a substantial portion of our revenues on a per-transaction basis, most of which is derived from contracts that extend up to 60 months from execution. For the three months ended June 30, 2011 and 2010, we derived approximately 77% and 80%, respectively, of our revenues from transactions processed and subscription arrangements. The remainder of our revenues was generated by professional services and software licenses.

Historically, our revenues have been directly impacted by the number of transactions processed. In recent years, the fourth quarter has had the highest volume of transactions processed due to increased consumer activation and associated service activity during the holiday season. The future success of our business depends on the continued growth of consumer and business transactions and, as such, the volume of transactions that we process could fluctuate on a quarterly basis. See “Current Trends Affecting Our Results of Operations” for certain matters regarding future results of operations.

We currently derive a significant portion of our revenues from one customer, AT&T. For the three months ended June 30, 2011, AT&T accounted for approximately 50% of our revenues compared to 66% for the three months ended June 30, 2010. Our agreement with AT&T was renewed effective January 1, 2009 and runs through December of 2011. AT&T may renew this agreement for two additional one year periods. This agreement defines the work activities, transaction pricing, forecasting process, service level agreements and remedies associated with certain services performed by us for AT&T’s ecommerce organizations. The agreement provides for AT&T to pay us (i) a monthly hosting fee, (ii) a fee based on the number of transactions processed through our technology platform, (iii) a fee based on manual processing services and (iv) for professional services rendered by us. A copy of this agreement has been previously filed with the Securities & Exchange Commission.

Our five largest customers, for the three months ending June 30, 2011 were AT&T, Frontier, Level 3, Time Warner Cable, and Verizon, which accounted for approximately 87% of our revenues, compared to 83% of our revenues from our five largest customers, AT&T, Dell, Frontier, Level 3, and Time Warner Cable, for the three months ended June 30, 2010. See “Risk Factors” for certain matters bearing risks on our future results of operations.

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

Net change in contingent consideration obligation consists of the changes to the fair value estimate of the acquisition related obligations to the former equity holders. The estimate is based on the weighted probability of achieving of certain financial targets and milestone.

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

We continue to advance our plans for the expansion of our platform footprint with international carriers to support connected devices and multiple networks through our focus on transaction management. Our initiatives with AT&T and other CSP’s continue to grow along with our account presence with connected device OEM’s. We are also exploring additional opportunities through merger and acquisition activities to support our customer, product and geographic diversification strategies.

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

We believe that of our significant accounting policies, which are described in Note 2 in our Annual Report on Form 10-K for the year ended December 31, 2010, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations

•                  Revenue Recognition and Deferred Revenue

•                  Income Taxes

•                  Goodwill and Impairment of Long-Lived Assets

•                  Stock-Based Compensation

•                  Allowance for Doubtful Accounts

•                  Business Combinations

There were no significant changes in our critical accounting policies and estimates discussed in our Form 10-K during the three and six months ended June 30, 2011. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2010 for a more complete discussion of our critical accounting policies and estimates.

Results of Operations

Three months ended June 30, 2011 compared to the three months ended June 30, 2010

The following table presents an overview of our results of operations for the three months ended June 30, 2011 and 2010.

	Three Months Ended				Three Months Ended
	June 30,				June 30,
	2011		2010		2011 vs 2010
	$	% of Revenue	$	% of Revenue	$ Change	% Change
	(in thousands)
Net revenue	$54,817	100.0%	$37,218	100.0%	$17,599	47.3%

Cost of services*	25,878	47.2%	19,013	51.1%	6,865	36.1%
Research and development	10,055	18.3%	4,907	13.2%	5,148	104.9%
Selling, general and administrative	10,648	19.4%	6,368	17.1%	4,280	67.2%
Net change in contingent consideration obligation	(85)	(0.2)%	—	—	(85)	100.0%
Depreciation and amortization	3,722	6.8%	1,857	5.0%	1,865	100.4%
	50,218	91.6%	32,145	86.4%	18,073	56.2%

Income from operations	$4,599	8.4%	$5,073	13.6%	$(474)	(9.3)%

*                 Cost of services excludes depreciation and amortization which is shown separately.

Net Revenue. Net revenues increased $17.6 million to $54.8 million for the three months ended June 30, 2011, compared to the same period in 2010.  This increase was due primarily to increased transaction volumes and expansion into new programs from our AT&T, Time Warner Cable, and Verizon relationships.  Transaction and subscription revenues recognized for the three months ended June 30, 2011 and 2010 represented 77% or $42.0 million and 80% or $29.6 million of net revenues, respectively. Net revenues related to AT&T increased $3.1 million to $27.6 million for the three months ended June 30, 2011 compared to the same period in 2010.  AT&T represented 50% of our revenues for the three months ended June 30, 2011, compared to 66% for the three months ended June 30, 2010.  Net revenues outside of AT&T generated $27.2 million of our revenues during the three months ended June 30, 2011 as compared to $12.7 million during the three months ended June 30, 2010.  Net revenues outside of AT&T represented 50% and 34% of our revenues during the three months ended June 30, 2011 and 2010, respectively. Professional service revenues as a percentage of sales were 21% or $11.7 million for the three months ended June 30, 2011, compared to 19% or $7.2 million for the previous three months ended June 30, 2010. The increase in professional services revenue is primarily due to the expansion of services due to new projects with existing customers.  License revenues increased $0.7 million to $1.1 million or 2% of net revenues for the three months ended June 30, 2011 as compared to the same period in 2010.  The increase in license revenues is primarily due to the expansion of offerings through acquisitions.

Expense

Cost of Services.  Cost of services increased $6.9 million to $25.9 million for the three months ended June 30, 2011, compared to the same period in 2010, due primarily to an increase of $3.4 million for outside consultants related to growth in existing and new programs with our customers. There was an increase of $2.4 million in our personnel and related costs.  The increase in personnel and related costs was due primarily to an increase in headcount as a result of our continued global expansion.  In addition, there was an increase of $875 thousand in telecommunication and facility costs related to the increased call volume and capacity associated with our data facilities.  Cost of services as a percentage of revenues decreased to 47.2% for the three months ended June 30, 2011, as compared to 51.1% for the three months ended June 30, 2010.

Research and Development. Research and development expense increased $5.1 million to $10.1 million for the three months ended June 30, 2011, compared to the same period in 2010, due to headcount increases.  Personnel and related costs increased $3.4 million and stock-based compensation increased $214 thousand.  The increase in personnel and related costs and stock-based compensation was due primarily to an increase in headcount as a result of our continued global expansion and the increase in the fair value of our stock awards which was due to the increase of our stock price.  In addition, there was an increase of $161 thousand in telecommunication and facility costs related to the increase in headcount and the utilization of our expanded resources, an increase of $1.4 million in professional services augmenting our staff related to the development of new technologies and software solutions, and $106 thousand in acquisition related costs.  Research and development expense as a percentage of revenues increased to 18.3% for the three months ended June 30, 2011 as compared to 13.2% for the three months ended June 30, 2010.

Selling, General and Administrative. Selling, general and administrative expense increased $4.3 million to $10.6 million for the three months ended June 30, 2011, compared to the same period in 2010 primarily due to increased headcount.  Personnel and related costs increased by $2.5 million and stock-based compensation expense increased $1.5 million.  The increase in personnel and related costs and stock-based compensation was due primarily to an increase in headcount as a result of our continued global expansion and the increase in the fair value of our stock awards which was due to the increase of our stock price.  Also included in the increase in personnel and related costs and in stock-based compensation costs were costs of $975 thousand related to the vesting of the FusionOne employee Earn-out during the quarter ended June 30, 2011.  Additionally, we had an increase of $447 in professional fees associated with increased legal activity related to the FusionOne Earn-out settlement and patent related services, and an increase of $134 thousand for outside consultants related to our expanded marketing efforts offset by a decrease of $291 thousand in acquisition related costs.  Selling, general and administrative expense as a percentage of revenues increased to 19.4% for the three months ended June 30, 2011, compared to 17.1% for the three months ended June 30, 2010.

Depreciation and amortization. Depreciation and amortization expense increased $1.9 million to $3.7 million for the three months ended June 30, 2011, compared to the same period in 2010, primarily related to the amortization of our newly acquired intangible assets of FusionOne and the continued expansion of our platforms.  This increase was offset by the completion of the depreciation of certain assets which, for accounting purposes, have reached the end of their respective lives.  Depreciation and amortization expense as a percentage of revenues increased to 6.8% for the three months ended June 30, 2011, as compared to 5.0% for the same period in 2010.

Net change in contingent consideration obligation. The fair value change in the contingent consideration liability related to the equity holders’ Earn-out resulted in a decrease in expense of $85 thousand for the three months ended June 30, 2011.  The decrease in the estimate of the fair value of the contingent consideration obligation related to the FusionOne Earn-out is primarily due to the changes in our stock price prior to the amendment and settlement of the FusionOne Earn-out.

Income from Operations. Income from operations decreased $474 thousand to $4.6 million for the three months ended June 30, 2011, compared to the same period in 2010.  This decrease was due primarily to the increased investments in our research and development staff and related costs.  Income from operations as a percentage of revenues decreased to 8.4% for the three months ended June 30, 2011, as compared to 13.6% for the three months ended June 30, 2010.

Interest and other income.  Interest and other income increased $192 thousand to $314 thousand for the three months ended June 30, 2011, compared to the same period in 2010. Interest and other income increased primarily due to increased interest income from increased cash balances and rates on our investments.

Interest and other expense.  Interest expense and other expense decreased $54 thousand to $239 thousand for the three months ended June 30, 2011, compared to the same period in 2010. Interest and other expense decreased primarily due to a decrease in currency fluctuations related to the settlement of our customer account sales.  During three months ended June 30, 2011 and 2010 we recognized $229 thousand and $228 thousand, respectively, of interest expense related to the Bethlehem facility lease.

Income Tax. During the three months ended June 30, 2011 and 2010, we recognized approximately $1.5 million and $1.9 million, respectively, in related tax expense.  Our effective tax rate was approximately 31.5% and approximately 39.8% during the three months ended June 30, 2011 and 2010, respectively. We review the expected annual effective income tax rate and make changes on a quarterly basis as necessary based on certain factors such as changes in forecasted annual operating income, changes to the actual and forecasted permanent book-to-tax differences, or changes resulting from the impact of a tax law change.  Our effective tax rate is lower than our US federal statutory rate primarily due to increased profits in foreign jurisdictions, which have lower tax rates than the US, and the discrete impact of the disqualifying dispositions of incentive stock options.

Six months ended June 30, 2011 compared to the six months ended June 30, 2010

The following table presents an overview of our results of operations for the six months ended June 30, 2011 and 2010.

	Six Months Ended				Six Months Ended
	June 30,				June 30,
	2011		2010		2011 vs 2010
	$	% of Revenue	$	% of Revenue	$ Change	% Change
	(in thousands)
Net revenue	$107,695	100.0%	$72,281	100.0%	$35,414	49.0%

Cost of services*	50,489	46.9%	36,655	50.7%	13,834	37.7%
Research and development	20,158	18.7%	9,191	12.7%	10,967	119.3%
Selling, general and administrative	20,795	19.3%	12,845	17.8%	7,950	61.9%
Net change in contingent consideration obligation	2,831	2.6%	—	—	2,831	100.0%
Depreciation and amortization	7,080	6.6%	3,852	5.3%	3,228	83.8%
	101,353	94.1%	62,543	86.5%	38,810	62.1%

Income from operations	$6,342	5.9%	$9,738	13.5%	$(3,396)	(34.9)%

*                 Cost of services excludes depreciation and amortization which is shown separately.

Net Revenue. Net revenues increased $35.4 million to $107.7 million for the six months ended June 30, 2011, compared to the same period in 2010.  This increase was due primarily to increased transaction volumes and expansion into new programs from our AT&T, Time Warner Cable, and Verizon relationships.  Transaction and subscription revenues recognized for the six months ended June 30, 2011 and 2010 represented 77% or $82.9 million and 81% or $58.2 million of net revenues, respectively. Net revenues related to AT&T increased $6.9 million to $54.7 million for the six months ended June 30, 2011 compared to the same period in 2010.  AT&T represented 51% of our revenues for the six months ended June 30, 2011, compared to 66% for the six months ended June 30, 2010.  Net revenues outside of AT&T generated $53.0 million of our revenues during the six months ended June 30, 2011 as compared to $24.5 million during the six months ended June 30, 2010.  Net revenues outside of AT&T represented 49% and 34% of our revenues during the six months ended June 30, 2011 and 2010, respectively. Professional service revenues as a percentage of sales were 21% or $22.4 million for the six months ended June 30, 2011, compared to 19% or $13.6 million for the six months ended June 30, 2010. The increase in professional services revenue is primarily due to the expansion of services due to new projects with new customers.  License revenues increased $1.9 million thousand to $2.4 million or 2% of net revenues for the six months ended June 30, 2011 as compared to the same period in 2010.  The increase in license revenues is primarily due to the expansion of offerings through acquisitions.

Expense

Cost of Services.  Cost of services increased $13.8 million to $50.5 million for the six months ended June 30, 2011, compared to the same period in 2010, due primarily to an increase of $7.2 million for outside consultants related to growth in existing and new programs with our customers. There was an increase of $4.4 million in our personnel and related costs and an increase of $481 thousand in stock-based compensation.  The increase in personnel and related costs and stock-based compensation was due primarily to an increase in headcount as a result of our continued global expansion and the increase in the fair value of our stock awards which was due to the increase of our stock price.  In addition, there was an increase of $1.7 million in telecommunication and facility costs related to the increased call volume and capacity associated with our data facilities.  Cost of services as a percentage of revenues decreased to 46.9% for the six months ended June 30, 2011, as compared to 50.7% for the six months ended June 30, 2010.

Research and Development. Research and development expense increased $11.0 million to $20.2 million for the six months ended June 30, 2011, compared to the same period in 2010, due to headcount increases.  Personnel and related costs increased $6.0 million and stock-based compensation increased $1.0 million.  The increase in personnel and related costs and stock-based compensation was due primarily to an increase in headcount as a result of our continued global expansion and the increase in the fair value of our stock awards which was due to the increase of our stock price.  Also included in the increase in personnel and related costs and in stock-based compensation costs was $433 thousand related to the fair value adjustments and vesting of the FusionOne employee Earn-out in the six months ended June 30, 2011.  In addition, there was an increase of $347 thousand in telecommunication and facility costs related to the increase in headcount and the utilization of our expanded resources, an increase of $3.5 million in professional services augmenting our staff related to the development of new technologies and software solutions, and $211 thousand in acquisition related costs.  Research and development expense as a percentage of revenues increased to 18.7% for the six months ended June 30, 2011 as compared to 12.7% for the six months ended June 30, 2010.

Selling, General and Administrative. Selling, general and administrative expense increased $8.0 million to $20.8 million for the six months ended June 30, 2011, compared to the same period in 2010 primarily due to increased headcount.  Personnel and related costs increased by $4.4 million and stock-based compensation expense increased $3.0 million.  The increase in personnel and related costs and stock-based compensation was due primarily to an increase in headcount as a result of our continued global expansion and the increase in the fair value of our stock awards which was due to the increase of our stock price.  Also included in the increase in personnel and related costs and in stock-based compensation costs were costs of $1.7 million related to the fair value adjustments and vesting of the FusionOne employee Earn-out during the six months ended June 30, 2011.  Additionally, we had an increase of $622 thousand in professional fees associated with increased legal activity related to the FusionOne Earn-out settlement and patent related services, an increase of $219 thousand for outside consultants related to our expanded marketing efforts, and an increase of $344 thousand of operating expenses related to our continued global expansion.  Offsetting the increases was a decrease of $102 thousand in acquisition related costs and a decrease in bad debt expense of $464 thousand due to increased collections from non-Tier 1 customers.  Selling, general and administrative expense as a percentage of revenues increased to 19.3% for the six months ended June 30, 2011, compared to 17.8% for the six months ended June 30, 2010.

Depreciation and amortization. Depreciation and amortization expense increased $3.2 million to $7.1 million for the six months ended June 30, 2011, compared to the same period in 2010, primarily related to the amortization of our newly acquired intangible assets of FusionOne and the continued expansion of our platforms.  This increase was offset by the completion of the depreciation of certain assets which, for accounting purposes, have reached the end of their respective lives.  Depreciation and amortization expense as a percentage of revenues increased to 6.6% for the six months ended June 30, 2011, as compared to 5.3% for the same period in 2010.

Net change in contingent consideration obligation. The fair value change in the contingent consideration liability related to the equity holders’ Earn-out resulted in additional expense of $2.8 million for the six months ended June 30, 2011.  The increase in the estimate of the fair value of the contingent consideration obligation related to the FusionOne Earn-out is primarily due to the changes in our stock price, FusionOne business achieving quarterly targets and updates to the weighted probability of achieving certain future quarterly targets.

Income from Operations. Income from operations decreased $3.4 million to $6.3 million for the six months ended June 30, 2011, compared to the same period in 2010.  This decrease was due primarily to the change in contingent consideration obligation and increased investments in our research and development staff and related costs.  Income from operations as a percentage of revenues decreased to 5.9% for the six months ended June 30, 2011, as compared to 13.5% for the six months ended June 30, 2010.

Interest and other income.  Interest and other income increased $249 thousand to $482 thousand for the six months ended June 30, 2011, compared to the same period in 2010. Interest and other income increased primarily due to increased interest income from increased cash balances and rates on our investments.

Interest and other expense.  Interest expense and other expense decreased $33 thousand to $534 thousand for the six months ended June 30, 2011, compared to the same period in 2010. Interest and other expense decreased primarily due to a decrease in currency fluctuations related to the settlement of our customer account sales.  During six months ended June 30, 2011 and 2010 we recognized $458 thousand and $456 thousand, respectively, of interest expense related to the Bethlehem facility lease.

Income Tax. During the six months ended June 30, 2011 and 2010, we recognized approximately $2.9 million and $3.7 million, respectively, in related tax expense.  Our effective tax rate was approximately 46.9% and approximately 39.5% during the six months ended June 30, 2011 and 2010, respectively. We review the expected annual effective income tax rate and make changes on a quarterly basis as necessary based on certain factors such as changes in forecasted annual operating income, changes to the actual and forecasted permanent book-to-tax differences, or changes resulting from the impact of a tax law change.  Our effective tax rate is higher than our US federal statutory rate primarily due to the unfavorable tax impact of the fair market value adjustment for the contingent consideration obligation related to the FusionOne Earn-out for the FusionOne equity holders offset by increased profits in foreign jurisdictions, which have lower tax rates than the US, and the discrete impact of the disqualifying dispositions of incentive stock options.

Liquidity and Capital Resources

Our principal source of liquidity has been cash provided by capital market activities and operations. Our cash, cash equivalents and marketable securities balance was $187.7 million at June 30, 2011, a decrease of $1.9 million as compared to the end of 2010.  This decrease was primarily due to payments of the FusionOne Earn-out, repurchase of stock and acquisition-related activity.  This was offset by the exercise of stock options and cash generated from operations during the six months ended June 30, 2011. We anticipate that our principal uses of cash in the future will be to fund the expansion of our business through both organic growth as well as possible acquisition activities and the expansion of our customer base internationally.  Uses of cash will also include facility expansion, capital expenditures and working capital.

Discussion of Cash Flows

Cash flows from operations. Net cash provided by operating activities for the six months ended June 30, 2011 was $12.6 million, as compared to $7.2 million cash provided for the six months ended June 30, 2010.  Our primary uses of cash from operating activities are for personnel related expenditures and outside consultants. We also make cash payments related to taxes and leased facilities.  The increase in net cash provided by operating activities for the six months ended June 30, 2011 of $4.6 million as compared to the same period in 2010 is primarily due to changes in working capital which included an $8.8 million increase in deferred revenues, a $7.1 million increase to net accounts receivable, a $1.9 million increase in contingent consideration obligations related to the FusionOne Earn-out offset by a $2.3 million decrease in net income.

Cash flows from investing.  Net cash used in investing activities for the six months ended June 30, 2011 was $40.3 million, as compared to $7.7 million for the six months ended June 30, 2010.  The primary use of cash was $27.1 million used in the purchase of marketable securities and $7.4 million used to purchase property and equipment primarily related to our continued investments in our global information technology and business system infrastructure.  Additionally, $5.8 million of cash was used in the acquisition of Sapience Knowledge Systems, Inc. and $2.0 million was used in the acquisition of certain assets and workforce from Strumsoft, Inc.

Cash flows from financing.  Net cash provided by financing activities for the six months ended June 30, 2011 was $529 thousand, as compared to $2.7 million for the six months ended June 30, 2010.  The decrease was due to the $8.3 million in payments related to Earn-out for the FusionOne equity holders, $7.8 million used to repurchase our common stock and $496 thousand in payments on our capital obligation related to our data facility in the six months ended June 30, 2011, offset by $11.0 million in proceeds from the exercise of stock options and a $6.1 million tax benefit from the exercise of stock options.

We believe that our existing cash and cash equivalents, and cash generated from our existing operations will be sufficient to fund our operations for the next twelve months.

Effect of Inflation

Although inflation generally affects us by increasing our cost of labor and equipment, we do not believe that inflation has had any material effect on our results of operations for the three and six months ended June 30, 2011 and 2010.

Impact of Recently Issue Accounting Standards

In May 2011, the FASB issued amendments to disclosure requirements for common fair value measurement. These amendments, effective for the interim and annual periods beginning on or after December 15, 2011 (early adoption is prohibited), result in common definition of fair value and common requirements for measurement of and disclosure requirements between U.S. GAAP and IFRS. Consequently, the amendments change some fair value measurement principles and disclosure requirements. The implementation of this amended accounting guidance is not expected to have a material impact on our consolidated financial statements or disclosures.

In June 2011, the FASB issued amendments to disclosure requirements for presentation of comprehensive income. This guidance, effective retrospectively for the interim and annual periods beginning on or after December 15, 2011 (early adoption is permitted), requires presentation of total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The implementation of this amended accounting guidance is not expected to have a material impact on our consolidated financial statements or disclosures.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2011 and December 31, 2010.

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

We do not hold any derivative instruments and do not engage in any hedging activities. Although our reporting currency is the U.S. dollar, we may conduct business and incur costs in the local currencies of other countries in which we may operate, make sales and buy materials and services. As a result, we are subject to currency translation risk. Further, changes in exchange rates between foreign currencies and the U.S. dollar could affect our future net sales and cost of sales and could result in exchange losses.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2011.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of June 30, 2011, the end of the period covered by this quarterly report, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

On January 4, 2011, we filed a complaint in the United States District Court for the District of Wisconsin (Civ Act. No. 11-CV-02) against Dashwire, Inc. (“Dashwire”), claiming that Dashwire has infringed, and continues to infringe, several of our patents.  We filed an Amended Complaint against Dashwire on April 22, 2011.  As a result of these claims, Dashwire filed a complaint against us in the same court asserting that we are infringing two of the Dashwire patents which it recently acquired from Intellectual Venture Partners.  On July 29, 2011, we entered into a patent license and settlement agreement with Dashwire whereby Dashwire will take a limited license to specific Synchronoss cloud management patents.  Under the agreement, we will receive a lump-sum payment and future royalties from Dashwire and the parties will each move the court to dismiss the above complaints.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  Reserved

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit No.	Description
3.2*	Restated Certificate of Incorporation of the Company

3.4*	Amended and Restated Bylaws of the Company

4.2*	Form of Company’s Common Stock certificate

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

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

August 5, 2011