Form 10-Q
period 2011-09-30
SYNCHRONOSS TECHNOLOGIES INC
filed 2011-11-04
CIK 1131554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Shares outstanding of the Registrant’s common stock:

Class	Outstanding at October 26, 2011
Common stock, $0.0001 par value	38,154,517

SYNCHRONOSS TECHNOLOGIES, INC.

FORM 10-Q INDEX

SYNCHRONOSS TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$148,611	$180,367
Marketable securities	18,145	1,766
Accounts receivable, net of allowance for doubtful accounts of $310 and $558 at September 30, 2011 and December 31, 2010, respectively	45,488	34,940
Prepaid expenses and other assets	12,566	8,606
Deferred tax assets	3,330	3,272
Total current assets	228,140	228,951
Marketable securities	22,862	7,502
Property and equipment, net	35,599	32,622
Goodwill	29,717	19,063
Intangible assets, net	31,629	33,231
Deferred tax assets	19,295	16,432
Other assets	2,228	2,598
Total assets	$369,470	$340,399

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,360	$7,013
Accrued expenses	16,120	12,999
Deferred revenues	10,457	5,143
Contingent consideration obligation	5,434	—
Total current liabilities	38,371	25,155
Lease financing obligation - long-term	9,235	9,205
Contingent consideration obligation - long-term	—	16,915
Other liabilities	821	1,101
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000 shares authorized, 0 shares issued and outstanding at September 30, 2011 and December 31 2010	—	—
Common stock, $0.0001 par value; 100,000 shares authorized, 40,772 and 38,863 shares issued; 38,103 and 36,863 outstanding at September 30, 2011 and December 31, 2010, respectively	4	4
Treasury stock, at cost (2,669 and 2,000 shares at September 30, 2011 and December 31, 2010, respectively)	(43,712)	(23,713)
Additional paid-in capital	301,924	255,656
Accumulated other comprehensive loss	(349)	(182)
Retained earnings	63,176	56,258
Total stockholders’ equity	321,043	288,023
Total liabilities and stockholders’ equity	$369,470	$340,399

See accompanying consolidated notes.

SYNCHRONOSS TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Net revenues	$59,238	$44,456	$166,933	$116,738
Costs and expenses:
Cost of services*	27,781	22,983	78,270	59,638
Research and development	10,879	7,569	31,037	16,760
Selling, general and administrative	11,118	10,465	31,913	23,310
Net change in contingent consideration obligation	480	(1,968)	3,311	(1,968)
Depreciation and amortization	3,949	2,606	11,029	6,459
Total costs and expenses	54,207	41,655	155,560	104,199
Income from operations	5,031	2,801	11,373	12,539
Interest and other income	432	706	914	940
Interest expense	(441)	(342)	(975)	(909)
Income before income tax expense	5,022	3,165	11,312	12,570
Income tax expense	(1,447)	(1,024)	(4,394)	(4,742)
Net income	$3,575	$2,141	$6,918	$7,828
Net income per common share:
Basic †	$0.10	$0.05	$0.22	$0.23
Diluted †	$0.09	$0.05	$0.22	$0.23
Weighted-average common shares outstanding:
Basic †	37,573	31,586	37,285	31,276
Diluted †	38,647	32,480	38,610	32,196

*	Cost of services excludes depreciation and amortization which is shown separately.
†	See notes to financial statements footnote 3.

See accompanying consolidated notes.

SYNCHRONOSS TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2011	2010
Operating activities:

Net income	$6,918	$7,828
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	11,029	6,459
Loss on disposal of fixed assets	—	31
Proceeds from insurance claim	—	(418)
Amortization of bond premium	326	—
Deferred income taxes	(2,920)	818
Non-cash interest on leased facility	688	684
Stock-based compensation	16,173	8,763
Changes in operating assets and liabilities:
Accounts receivable, net of allowance for doubtful accounts	(10,291)	(12,604)
Prepaid expenses and other current assets	3,376	(1,780)
Other assets	(26)	(1,695)
Accounts payable	(698)	1,248
Accrued expenses	2,973	888
Contingent consideration obligation	2,640	(1,913)
Excess tax benefit from the exercise of stock options	(7,335)	(755)
Other liabilities	(281)	(285)
Lease obligation	—	3
Deferred revenues	5,314	2,451
Net cash provided by operating activities	27,886	9,723
Investing activities:
Purchases of fixed assets	(12,042)	(7,310)
Proceeds from insurance claim	—	418
Purchases of marketable securities available-for-sale	(35,757)	(4,296)
Maturities of marketable securities available-for-sale	3,670	2,659
Business acquired, net of cash	(7,913)	(30,779)
Net cash used in investing activities	(52,042)	(39,308)
Financing activities:
Proceeds from the exercise of stock options	14,163	2,663
Payments on contingent consideration	(8,286)	—
Excess tax benefit from the exercise of stock option	7,335	755
Repurchase of common stock	(19,999)	—
Repayments of capital obligations	(721)	(684)
Net cash (used in) provided by financing activities	(7,508)	2,734
Effect of exchange rate changes on cash	(92)	43
Net decrease in cash and cash equivalents	(31,756)	(26,808)
Cash and cash equivalents at beginning of year	180,367	89,924
Cash and cash equivalents at end of period	$148,611	$63,116

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$3,559	$5,053

Supplemental disclosures of non-cash investing and financing activities:
Issuance of common stock in connection with settlement of contingent consideration	$8,597	$—

Issuance of common stock in connection with the acquisition	—	7,316

See accompanying consolidated notes.

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — UNAUDITED

(in thousands, except per share data unless otherwise noted)

The consolidated financial statements as of September 30, 2011 and for the three and nine months ended September 30, 2011 and 2010 are unaudited, but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. They do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements and should be read in conjunction with the financial statements and notes in the Annual Report of Synchronoss Technologies, Inc. incorporated by reference in the Company’s annual report on Form 10-K for the year ended December 31, 2010.  The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Synchronoss Technologies UK Ltd., Synchronoss Technologies Ireland, Ltd., Wisor Telecom Corporation (“Wisor”), Synchronoss Telecom India Private Ltd., FusionOne, Inc., FusionOne Esti Ou, Synchronoss Technologies Germany GmbH, and Sapience Knowledge Systems, Inc. All significant intercompany balances and transactions are eliminated in consolidation. The Company has no unconsolidated subsidiaries or investments accounted for under the equity method. The results reported in these consolidated financial statements should not necessarily be taken as indicative of results that may be expected for the entire year. The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

1. Description of Business

Synchronoss Technologies, Inc. (the “Company” or “Synchronoss”) is a leading provider of transaction management, cloud enablement and mobile connectivity solutions that enable a simple, seamless, on-demand channel for communications service providers (CSPs) and their customers.  Synchronoss ensures that CSPs, cable operators/multi-services operators (MSOs), original equipment manufacturers (OEMs) with embedded connectivity (e.g. smartphones, laptops, tablets and connected mobile devices, among others), e-Tailers/retailers and other customers accelerate and monetize their go-to-market strategies for connected devices and services. This includes automating subscriber activation, order management and service provisioning from any channel (e.g., e-commerce, telesales, enterprise, indirect and other retail outlets, etc.) to any communication service (e.g., wireless(2G, 3G, 4G), high speed access, local access, IPTV, cable, satellite TV, etc.) across any connected device type and content transfer. The Company’s ConvergenceNow®, ConvergenceNow® Plus+TM and InterconnectNowTM platforms provide end-to-end seamless integration between customer-facing channels/applications, communication services, or devices and “back-office” infrastructure-related systems and processes. The Company’s customers rely on the Company’s solutions and technology to automate the process of activation, connectivity and content management for their customers’ devices while delivering additional communication services. Synchronoss has designed its platforms to be flexible and scalable to enable multiple converged communication services to be managed across multiple distribution channels, including e-commerce, telesales, customer stores, indirect, and other retail outlets, etc., allowing the Company to meet the rapidly changing and converging services and connected devices offered by its customers. The Company enables its customers to acquire, retain and service subscribers as well as enable new and profitable revenue streams quickly, reliably and cost-effectively by simplifying the processes associated with managing the customer experience for connecting, activating and synchronizing connected devices and services through the use of its platforms.

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

In June 2011, the FASB issued amendments to disclosure requirements for presentation of comprehensive income. This guidance, effective retrospectively for the interim and annual periods beginning on or after December 15, 2011 (early adoption is permitted), requires presentation of total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The implementation of this amended accounting guidance is not expected to have a material impact on the Company’s consolidated financial statements or disclosures. Therefore, the Company has elected not to early adopt.

In September 2011, the FASB issued amendments to simplify how entities test goodwill for impairment. These amendments, effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, (early adoption is permitted), permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The implementation of this amended accounting guidance is not expected to have a material impact on the Company’s consolidated financial statements or disclosures. Therefore, the Company has elected not to early adopt.

3. Earnings per Common Share

The Company calculates basic and diluted per share amounts based on net earnings adjusted for the effects to earnings that would result if contingently issuable shares related to contingent consideration settleable in the Company’s stock were reported as equity for the periods presented. To calculate basic earnings per share the Company uses the weighted average number of common shares outstanding during the period adjusted for the weighted average number of contingently issuable shares. The weighted average numbers of shares contingently issuable are calculated as if they were outstanding as of the last day of the period.  The diluted earnings per share calculation is based on the weighted average number of shares of common stock outstanding adjusted for the number of additional shares that would have been outstanding had all potentially dilutive common shares been issued.  Potentially dilutive shares of common stock include stock options, non-vested share awards and contingently issuable shares related to contingent consideration settleable in stock.  The dilutive effects of stock options and restricted stock awards are based on the treasury stock method.  The dilutive effects of the contingent consideration settleable in stock are calculated as if the contingently issuable shares were outstanding as of the beginning of the period.  The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net income attributable to common stockholders per common share. Stock options that are anti-dilutive and excluded from the following table totaled 1,003 and 2,281 for the three months ended September 30, 2011 and 2010, respectively and 775 and 1,769 for the nine months ended September 30, 2011 and 2010, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Numerator:
Net income attributable to common stockholders	$3,575	$2,141	$6,918	$7,828
Income effect for equity mark-to-market on contingent consideration obligation, net of tax	—	(591)	1,466	(544)
Net income applicable to shares of common stock for earnings per share	$3,575	$1,550	$8,384	$7,284
Denominator:
Weighted average common shares outstanding — basic	37,573	31,586	37,285	31,276
Dilutive effect of:
Net issuable common share equivalents	7	30	6	10
Options and unvested restricted shares	1,067	864	1,319	910
Weighted average common shares outstanding — diluted	38,647	32,480	38,610	32,196

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — UNAUDITED (Continued)

(in thousands, except per share data unless otherwise noted)

4. Comprehensive Income

The components of comprehensive income are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income	$3,575	$2,141	$6,918	$7,828
Translation adjustments	(239)	66	(51)	64
Unrealized (loss) gain on securities, (net of tax)	(119)	23	(116)	34
Total Other Comprehensive Income	$3,217	$2,230	$6,751	$7,926

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

The following is a summary of assets and liabilities held by the Company and their related classifications under the fair value hierarchy.

	September 30, 2011	December 31, 2010
Level 1 (A)	$148,611	$180,367
Level 2 (B)	41,007	9,268
Level 3 (C)	(5,434)	(16,915)
Total	$184,184	$172,720

(A)  Level 1 assets include money market funds which are classified as cash equivalents.

(B)  Level 2 assets include certificates of deposit and municipal bonds which are classified as marketable securities.

(C)  Level 3 liabilities include the contingent consideration obligation.

The Company utilizes the market approach to measure fair value for its financial assets. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets. The Company’s marketable securities investments classified as Level 2 primarily utilize broker quotes in a non-active market for valuation of these securities. No transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy occurred during the three months and nine months ended September 30, 2011.

The aggregate fair value of available-for-sale securities and aggregate amount of unrealized gains and losses for available for sale securities at September 30, 2011 were as follows:

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — UNAUDITED (Continued)

(in thousands, except per share data unless otherwise noted)

	Aggregate	Aggregate Amount of Unrealized
	Fair Value	Gains	Losses
Due in one year or less	$18,145	$54	$(15)
Due after one year, less than five years	22,862	84	(33)
	$41,007	$138	$(48)

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

The Company determined the fair value of the contingent consideration obligation based on a probability-weighted income approach derived from quarterly revenue estimates and a probability assessment with respect to the likelihood of achieving the various performance criteria. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement.  No changes in valuation techniques occurred during the three months and nine months ended September 30, 2011. The compensation due to the employees is recognized over the service period through the remainder of the year ending December 31, 2011.  On April 29, 2011 the Company executed a settlement and amendment agreement with the FusionOne equity holders, including existing employees, which includes a determination of the aggregate Earn-out amount and the Earn-out payment dates.  As a result of this agreement the Company paid approximately $10.6 million in cash and issued approximately 267 thousand shares of stock (valued at the closing market price at the date of settlement) during the nine months ended September 30, 2011.  The Company will pay approximately $2.8 million and issue 60 thousand shares of stock after the employee service period is completed.  The decrease in the contingent consideration obligation was offset by the addition of the contingent consideration for the Sapience Knowledge Systems, Inc. (“SKS”) Earn-out.

The changes in fair value of the Company’s Level 3 contingent consideration obligation during the nine months ended September 30, 2011 were as follows:

Level 3
Balance at December 31, 2010	$16,915
Fair value adjustment to contingent consideration included in net income	3,311
FusionOne Earn-out payment	(19,212)
Earn-out compensation due to employees	1,907
Addition of SKS Earn-out	2,763
SKS Earn-Out payment	(250)
Balance at September 30, 2011	$5,434

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

7. Stockholders’ Equity

Stock Options

The Company uses the Black-Scholes option pricing model for determining the estimated fair value for stock-based awards. The weighted-average assumptions used in the Black-Scholes option pricing model are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Expected stock price volatility	69%	62%	69%	62%
Risk-free interest rate	1.46%	2.44%	1.68%	2.52%
Expected life of options (in years)	5.15	4.87	5.09	4.89
Expected dividend yield	0%	0%	0%	0%

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — UNAUDITED (Continued)

(in thousands, except per share data unless otherwise noted)

The weighted-average fair value (as of the date of grant) of the options was $19.17 and $9.57 per share for the three months ended September 30, 2011 and 2010, respectively, and $17.87 and $10.07 per share for the nine months ended September 30, 2011 and 2010, respectively. During the three months ended September 30, 2011 and 2010, the Company recorded total pre-tax stock-based compensation expense of $6.1 million ($3.9 million after tax or $0.10 per diluted share) and $3.2 million ($2.3 million after tax or $0.07 per diluted share), respectively, which includes the fair value for equity awards issued after January 1, 2006. During the nine months ended September 30, 2011 and 2010, the Company recorded total pre-tax stock-based compensation expense of $16.2 million ($10.8 million after tax or $0.28 per diluted share) and $8.8 million ($6.0 million after tax or $0.19 per diluted share), respectively, which includes fair value for equity awards issued after January 1, 2006.  The total stock-based compensation cost related to non-vested equity awards not yet recognized as an expense as of September 30, 2011 was approximately $31.0 million. That cost is expected to be recognized over a weighted-average period of approximately 2.76 years.

The following table summarizes information about shares available for grant and stock options outstanding:

		Options Outstanding
			Option
	Shares	Number	Exercise Price	Weighted-
	Available	of	per Share	Average
	for Grant	Shares	Range	Exercise Price
Balance at December 31, 2010	1,217	5,561	$0.29 - 38.62	$16.36
Options granted	(151)	151	$26.83 - 30.41	$29.13
Options exercised	—	(1,197)	$0.29 - 28.59	$11.83
Options forfeited	238	(413)	$8.99 - 38.62	$20.17
Net restricted stock granted and forfeited	(315)	—	$—	$—
Expansion of pool	3,000	—	$—	$—
Balance at September 30, 2011	3,989	4,102	$0.29 - 38.62	$17.77

A summary of the Company’s non-vested restricted stock at September 30, 2011, and changes during the nine months ended September 30, 2011, is presented below:

Non-Vested Restricted Stock	Number of Awards
Non-vested at December 31, 2010	187
Granted	478
Vested	(112)
Forfeited	(10)
Non-vested at September 30, 2011	543

Treasury Stock

On May 2, 2011, the Company’s board of directors authorized a stock repurchase program to purchase up to $20 million of the Company’s outstanding common stock. The duration of the repurchase program is twelve months. Under the program, the Company may purchase shares of its common stock in the open market, through block trades or otherwise at prices deemed appropriate by the Company. The timing and amount of repurchase transactions under the program will depend on market conditions and corporate and regulatory considerations. The purchases will be funded from available working capital. As of September 30, 2011, the Company completed the stock repurchase program and a total of 669 thousand shares have been repurchased for an aggregate purchase price of $20.0 million.  The Company classifies common stock repurchased as treasury stock on its balance sheet.

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

On January 4, 2011, the Company filed a complaint in the United States District Court for the District of Wisconsin (Civ Act. No. 11-CV-02) against Dashwire, Inc. (“Dashwire”), claiming that Dashwire has infringed, and continues to infringe, several of the Company’s patents.  The Company filed an Amended Complaint against Dashwire on April 22, 2011.  As a result of these claims, Dashwire filed a complaint against the Company in the same court asserting that the Company is infringing two of the Dashwire patents which it recently acquired from Intellectual Venture Partners.  On July 29, 2011, the Company and Dashwire entered into a patent license and settlement agreement whereby Dashwire will take a limited license to specific Synchronoss cloud management patents.  Under the agreement, Synchronoss will receive a lump-sum payment and future royalties from Dashwire.  In accordance with the terms of the patent license and settlement agreement the parties dismissed the above complaints.

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

Overview

We are a leading provider of on-demand transaction management, cloud enablement and mobile connectivity solutions that enable communications service providers (CSPs), cable operators/multi-services operators (MSOs), original equipment manufacturers (OEMs) with embedded connectivity (e.g. smartphones, laptops, tablets and connected mobile devices, among others), e-Tailers/retailers and other customers to accelerate and monetize their go-to-market strategies for connected devices and services. This includes automating subscriber activation, order management, service provisioning and connectivity and content management from any channel (e.g., e-commerce, telesales, enterprise, indirect and other retail outlets, etc.) to any communication service (e.g., wireless(2G, 3G, 4G), high speed access, local access, IPTV, cable, satellite TV, etc.) across any connected device type and content transfer. Our ConvergenceNow®, ConvergenceNow® Plus+TM and InterconnectNowTM platforms provide end-to-end seamless integration between customer-facing channels/applications, communication services, or devices and “back-office” infrastructure-related systems and processes. Our customers rely on our solutions and technology to automate the process of activation, connectivity and content management for their customers’ devices while delivering additional communication services. Our platforms are designed to be flexible and scalable to enable multiple converged communication services to be managed across multiple distribution channels allowing us to meet the rapidly changing and converging services and connected devices offered by our customers. We enable our customers to acquire, retain and service subscribers as well as enable new and profitable revenue streams quickly, reliably and cost-effectively by simplifying the processes associated with managing the customer experience for connecting, activating and synchronizing connected devices and services through the use of our platforms.

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

Revenues

We generate a substantial portion of our revenues on a per-transaction basis, most of which is derived from contracts that extend up to 60 months from execution. For the three months ended September 30, 2011 and 2010, we derived approximately 75% and 79%, respectively, of our revenues from transactions processed and subscription arrangements.  The remainder of our revenues was generated by professional services and software licenses.

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

We currently derive a significant portion of our revenues from one customer, AT&T.  For the three months ended September 30, 2011, AT&T accounted for approximately 50% of our revenues compared to 62% for the three months ended September 30, 2010. Our agreement with AT&T was amended in 2011 to provide that it auto-renews for twelve month periods from January 1 of each year unless either party provides written notice at least sixty (60) days prior to the end of each calendar year of its intent to terminate.  Thus, the agreement currently runs through December of 2012.  This agreement defines the work activities, transaction pricing, forecasting process, service level agreements and remedies associated with certain services performed by us for AT&T’s ecommerce organizations.  The agreement provides for AT&T to pay us (i) a monthly hosting fee, (ii) a fee based on the number of transactions processed through our technology platform, (iii) a fee based on manual processing services and (iv) for professional services rendered by us.  A copy of this agreement has been previously filed with the Securities & Exchange Commission.

Our five largest customers, for the three months ending September 30, 2011 were AT&T, Level 3, Time Warner Cable, Verizon and Vodafone, which accounted for approximately 85% of our revenues, compared to 84% of our revenues from our five largest customers, AT&T, Frontier, Level 3, Time Warner Cable, and Verizon, for the three months ended September 30, 2010.  See “Risk Factors” for certain matters bearing risks on our future results of operations.

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

Net change in contingent consideration obligation consists of the changes to the fair value estimate of the acquisition related obligations to the former equity holders.  The estimate is based on the weighted probability of achieving of certain financial targets and milestones.

Interest and other expense consist of interest on our lease financing obligations and other non-operating expenses.

Current Trends Affecting Our Results of Operations

Our on-demand business model enables delivery of our proprietary solutions over the Web as a service and has been driven by market trends such as various forms of order provisioning, local number portability, the implementation of new technologies, subscriber growth, competitive churn, network changes, growth of the emerging device market (e.g., smartphone devices, netbooks, tablets, etc.) and consolidations in the industry. In particular, the emergence of order provisioning of e-commerce transactions for smartphone devices, wireless, VoIP, LNP, and other communication services surrounding the convergence of bundled services has increased the need for our services and we believe will continue to be a source of growth for us.

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

We believe that of our significant accounting policies, which are described in Note 2 in our Annual Report on Form 10-K for the year ended December 31, 2010, the following accounting policies involve a greater degree of judgment and complexity.  Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations:

•                  Revenue Recognition and Deferred Revenue

•                  Income Taxes

•                  Goodwill and Impairment of Long-Lived Assets

•                  Stock-Based Compensation

•                  Allowance for Doubtful Accounts

•                  Business Combinations

There were no significant changes in our critical accounting policies and estimates discussed in our Form 10-K during the three and nine months ended September 30, 2011.  Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2010 for a more complete discussion of our critical accounting policies and estimates.

Results of Operations

Three months ended September 30, 2011 compared to the three months ended September 30, 2010

The following table presents an overview of our results of operations for the three months ended September 30, 2011 and 2010.

	Three Months Ended September 30,				Three Months Ended September 30,
	2011		2010		2011 vs 2010
	$	% of Revenue	$	% of Revenue	$ Change	% Change
	(in thousands)
Net revenue	$59,238	100.0%	$44,456	100.0%	$14,782	33.3%
Cost of services*	27,781	46.9%	22,983	51.7%	4,798	20.9%
Research and development	10,879	18.4%	7,569	17.0%	3,310	43.7%
Selling, general and administrative	11,118	18.8%	10,465	23.5%	653	6.2%
Net change in contingent consideration obligation	480	0.8%	(1,968)	(4.4)%	2,448	-124.4%
Depreciation and amortization	3,949	6.7%	2,606	5.9%	1,343	51.5%
	54,207	91.5%	41,655	93.7%	12,552	30.1%
Income from operations	$5,031	8.5%	$2,801	6.3%	$2,230	79.6%

*   Cost of services excludes depreciation and amortization which is shown separately.

Net Revenue. Net revenues increased $14.8 million to $59.2 million for the three months ended September 30, 2011, compared to the same period in 2010.  This increase was due primarily to increased transaction volumes from and expansion into new programs with AT&T and other large non-AT&T customers such as Time Warner Cable, Verizon, and Vodafone.  Transaction and subscription revenues recognized for the three months ended September 30, 2011 and 2010 represented 75% or $44.7 million and 79% or $35.0 million of net revenues, respectively. Net revenues related to AT&T increased $2.2 million to $29.5 million for the three months ended September 30, 2011 compared to the same period in 2010.  AT&T represented 50% of our revenues for the three months ended September 30, 2011, compared to 62% for the three months ended September 30, 2010.  Net revenues outside of AT&T generated $29.7 million of our revenues during the three months ended September 30, 2011 as compared to $17.1 million during the three months ended September 30, 2010.  Net revenues outside of AT&T represented 50% and 38% of our revenues during the three months ended September 30, 2011 and 2010, respectively.  Professional service revenues as a percentage of sales were 23% or $13.3 million for the three months ended September 30, 2011, compared to 16% or $6.9 million for the previous three months ended September 30, 2010.  The increase in professional services revenue is primarily due to the expansion of services due to new projects with existing customers.  License revenues decreased $1.3 million to $1.3 million or 2% of net revenues for the three months ended September 30, 2011 as compared to the same period in 2010.

Expense

Cost of Services.  Cost of services increased $4.8 million to $27.8 million for the three months ended September 30, 2011, compared to the same period in 2010, due primarily to an increase of $2.5 million in our personnel and related costs and $359 thousand in our stock-based compensation.  The increase in personnel and related costs and stock-based compensation was due primarily to an increase in headcount as a result of our continued global expansion and the increase in the fair value of our stock awards which was due to the increase of our stock price. There was an increase of $1.3 million for outside consultants related to growth in existing and new programs with our customers.   In addition, there was an increase of $672 thousand in telecommunication and facility costs related to the increased call volume and capacity associated with our new Arizona and existing data facilities.  Cost of services as a percentage of revenues decreased to 46.9% for the three months ended September 30, 2011, as compared to 51.7% for the three months ended September 30, 2010.

Research and Development. Research and development expense increased $3.3 million to $10.9 million for the three months ended September 30, 2011, compared to the same period in 2010, due to headcount increases.  Personnel and related costs increased $2.2 million and stock-based compensation increased $657 thousand.  The increase in personnel and related costs and stock-based compensation was due primarily to an increase in headcount as a result of our continued global expansion and the increase in the fair value of our stock awards which was due to the increase of our stock price.  In addition there was an increase of $535 thousand in professional services augmenting our staff related to the development of new technologies and software solutions.  Research and development expense as a percentage of revenues increased to 18.4% for the three months ended September 30, 2011 as compared to 17.0% for the three months ended September 30, 2010.

Selling, General and Administrative. Selling, general and administrative expense increased $653 thousand to $11.1 million for the three months ended September 30, 2011, compared to the same period in 2010 primarily due to increased headcount.  Personnel and related costs increased by $700 thousand and stock-based compensation expense increased $1.9 million.  The increase in personnel and related costs and stock-based compensation was due primarily to an increase in headcount as a result of our continued global expansion and the increase in the fair value of our stock awards which was due to the increase of our stock price.  Also included in the increase in personnel and related costs and in stock-based compensation costs were costs of $434 thousand related to the vesting of the FusionOne employee Earn-out during the quarter ended September 30, 2011.  Additionally, we had an increase of $168 thousand in professional fees associated with increased legal activity related to the FusionOne Earn-out settlement and patent related services, and an increase of $127 thousand related to our expanded marketing efforts offset by a decrease of $2.4 million in acquisition related costs related to the acquisition of FusionOne in the quarter ended September 30, 2010.  Selling, general and administrative expense as a percentage of revenues decreased to 18.8% for the three months ended September 30, 2011, compared to 23.5% for the three months ended September 30, 2010.

Depreciation and amortization. Depreciation and amortization expense increased $1.3 million to $3.9 million for the three months ended September 30, 2011, compared to the same period in 2010, primarily related to the amortization of our newly acquired intangible assets of FusionOne and the continued expansion of our platforms.  This increase was offset by the completion of the depreciation of certain assets which, for accounting purposes, have reached the end of their respective lives.  Depreciation and amortization expense as a percentage of revenues increased to 6.7% for the three months ended September 30, 2011, as compared to 5.9% for the same period in 2010.

Net change in contingent consideration obligation. The fair value change in the contingent consideration liability related to the SKS Earn-out resulted in additional expense of $480 thousand for the three months ended September 30, 2011.  The increase in the fair value of the contingent consideration obligation related to the SKS Earn-out is primarily due to changes to the forecasted operational efficiencies and the weighted probability of achieving product milestones as compared to a decrease in the fair value of the contingent consideration obligation related to the FusionOne Earn-out in the three months ended September 20, 2010 that resulted in a benefit to expense for that period.

Income from Operations. Income from operations increased $2.2 million to $5.0 million for the three months ended September 30, 2011, compared to the same period in 2010.  This increase was due primarily to increased revenues that resulted from increased transaction volumes and expansion into new programs with our largest customers.  Income from operations as a percentage of revenues increased to 8.5% for the three months ended September 30, 2011, as compared to 6.3% for the three months ended September 30, 2010.

Interest and other income.  Interest and other income decreased $274 thousand to $432 thousand for the three months ended September 30, 2011, compared to the same period in 2010.  Interest and other income decreased primarily due to the lack of insurance claims received in 2011.  This decrease was offset by an increase in interest income due to increases in investments in interest bearing securities.

Interest and other expense.  Interest expense and other expense increased $99 thousand to $441 thousand for the three months ended September 30, 2011, compared to the same period in 2010. Interest and other expense increased primarily due to an increase in currency fluctuations related to the settlement of our customer account sales.

Income Tax. During the three months ended September 30, 2011 and 2010, we recognized approximately $1.4 million and $1.0 million, respectively, in related tax expense.  Our effective tax rate was approximately 28.8% and approximately 32.4% during the three months ended September 30, 2011 and 2010, respectively. We review the expected annual effective income tax rate and make changes on a quarterly basis as necessary based on certain factors such as changes in forecasted annual operating income, changes to the actual and forecasted permanent book-to-tax differences, or changes resulting from the impact of a tax law change.  Our effective tax rate is lower than our US federal statutory rate primarily due to increased profits in foreign jurisdictions, which have lower tax rates than the US, and the discrete impact of the disqualifying dispositions of incentive stock options.

Nine months ended September 30, 2011 compared to the nine months ended September 30, 2010

The following table presents an overview of our results of operations for the nine months ended September 30, 2011 and 2010.

	Nine Months Ended September 30,				Nine Months Ended September 30,
	2011		2010		2011 vs 2010
	$	% of Revenue	$	% of Revenue	$ Change	% Change
	(in thousands)
Net revenue	$166,933	100.0%	$116,738	100.0%	$50,195	43.0%
Cost of services*	78,270	46.9%	59,638	51.1%	18,632	31.2%
Research and development	31,037	18.6%	16,760	14.4%	14,277	85.2%
Selling, general and administrative	31,913	19.1%	23,310	20.0%	8,603	36.9%
Net change in contingent consideration obligation	3,311	2.0%	(1,968)	(1.7)%	5,279	-268.2%
Depreciation and amortization	11,029	6.6%	6,459	5.5%	4,570	70.8%
	155,560	93.2%	104,199	89.3%	51,361	49.3%
Income from operations	$11,373	6.8%	$12,539	10.7%	$(1,166)	(9.3)%

*   Cost of services excludes depreciation and amortization which is shown separately.

Net Revenue. Net revenues increased $50.2 million to $166.9 million for the nine months ended September 30, 2011, compared to the same period in 2010.  This increase was due primarily to increased transaction volumes from and expansion into new programs with AT&T and other large non-AT&T customers such as Time Warner Cable, Verizon, and Vodafone.  Transaction and subscription revenues recognized for the nine months ended September 30, 2011 and 2010 represented 78% or $129.6 million and 80% or $93.2 million of net revenues, respectively. Net revenues related to AT&T increased $9.1 million to $84.2 million for the nine months ended September 30, 2011 compared to the same period in 2010.  AT&T represented 50% of our revenues for the nine months ended September 30, 2011, compared to 64% for the nine months ended September 30, 2010.  Net revenues outside of AT&T generated $82.7 million of our revenues during the nine months ended September 30, 2011 as compared to $41.6 million during the nine months ended September 30, 2010.  Net revenues outside of AT&T represented 50% and 36% of our revenues during the nine months ended September 30, 2011 and 2010, respectively. Professional service revenues as a percentage of sales were 21% or $35.7 million for the nine months ended September 30, 2011, compared to 18% or $20.5 million for the nine months ended September 30, 2010. The increase in professional services revenue is primarily due to the expansion of services due to new projects with new customers.  License revenues decreased $1.4 million to $1.6 million or 1% of net revenues for the nine months ended September 30, 2011 as compared to the same period in 2010.

Expense

Cost of Services.  Cost of services increased $18.6 million to $78.3 million for the nine months ended September 30, 2011, compared to the same period in 2010, due primarily to an increase of $8.5 million for outside consultants related to growth in existing and new programs with our customers. There was an increase of $6.9 million in our personnel and related costs and an increase of $839 thousand in stock-based compensation.  The increase in personnel and related costs and stock-based compensation was due primarily to an increase in headcount as a result of our continued global expansion and the increase in the fair value of our stock awards which was due to the increase of our stock price.  In addition, there was an increase of $2.3 million in telecommunication and facility costs related to the increased call volume and capacity associated with our new Arizona and existing data facilities.  Cost of services as a percentage of revenues decreased to 46.9% for the nine months ended September 30, 2011, as compared to 51.1% for the nine months ended September 30, 2010.

Research and Development. Research and development expense increased $14.3 million to $31.0 million for the nine months ended September 30, 2011, compared to the same period in 2010, due to headcount increases.  Personnel and related costs increased $8.1 million and stock-based compensation increased $1.7 million.  The increase in personnel and related costs and stock-based compensation was due primarily to an increase in headcount as a result of our continued global expansion and the increase in the fair value of our stock awards which was due to the increase of our stock price.  Also included in the increase in personnel and related costs and in stock-based compensation costs was $759 thousand related to the fair value adjustments and vesting of the FusionOne employee Earn-out in the nine months ended September 30, 2011.  In addition there was an increase of $299 thousand in telecommunication and facility costs related to the increase in headcount and the utilization of our expanded resources, an increase of $4.0 million in professional services augmenting our staff related to the development of new technologies and software solutions, and $211 thousand in acquisition related costs.  Research and development expense as a percentage of revenues increased to 18.6% for the nine months ended September 30, 2011 as compared to 14.4% for the nine months ended September 30, 2010.

Selling, General and Administrative. Selling, general and administrative expense increased $8.6 million to $31.9 million for the nine months ended September 30, 2011, compared to the same period in 2010 primarily due to increased headcount.  Personnel and related costs increased by $5.1 million and stock-based compensation expense increased $4.9 million.  The increase in personnel and related costs and stock-based compensation was due primarily to an increase in headcount as a result of our continued global expansion and the increase in the fair value of our stock awards which was due to the increase of our stock price.  Also included in the increase in personnel and related costs and in stock-based compensation costs were costs of $2.1 million related to the fair value adjustments and vesting of the FusionOne employee Earn-out during the nine months ended September 30, 2011.  Additionally, we had an increase of $791 thousand in professional fees associated with increased legal activity related to the FusionOne Earn-out settlement and patent related services, an increase of $224 thousand for outside consultants related to our expanded marketing efforts, an increase of $262 thousand in telecommunication and facility costs related to the increase in headcount and the utilization of our expanded resources, and an increase of $375 thousand of operating expenses related to our continued global expansion.  Offsetting the increases was a decrease of $2.5 million in acquisition related costs due to the FusionOne acquisition in the quarter ended September 30, 2010 and a decrease in bad debt expense of $475 thousand due to increased collections from non-Tier 1 customers.  Selling, general and administrative expense as a percentage of revenues decreased to 19.1% for the nine months ended September 30, 2011, compared to 20.0% for the nine months ended September 30, 2010.

Depreciation and amortization. Depreciation and amortization expense increased $4.6 million to $11.0 million for the nine months ended September 30, 2011, compared to the same period in 2010, primarily related to the amortization of our newly acquired intangible assets of FusionOne and the continued expansion of our platforms.  This increase was offset by the completion of the depreciation of certain assets which, for accounting purposes, have reached the end of their respective lives.  Depreciation and amortization expense as a percentage of revenues increased to 6.6% for the nine months ended September 30, 2011, as compared to 5.5% for the same period in 2010.

Net change in contingent consideration obligation. The fair value change in the contingent consideration liability related to the equity holders’ Earn-out resulted in additional expense of $3.3 million for the nine months ended September 30, 2011.  The increase in the fair value of the contingent consideration obligation related to the FusionOne Earn-out is primarily due to the changes in our stock price, FusionOne business achieving quarterly targets and updates to the weighted probability of achieving certain future quarterly targets before the settlement in the second quarter.  The increase in the estimate of the fair value of the contingent consideration obligation related to the SKS Earn-out is primarily due to changes to the forecasted operational efficiencies and the weighted probability of achieving product milestones.

Income from Operations. Income from operations decreased $1.2 million to $11.4 million for the nine months ended September 30, 2011, compared to the same period in 2010.  This decrease was due primarily to the change in contingent consideration obligation and increased investments in our research and development staff and related costs.  Income from operations as a percentage of revenues decreased to 6.8% for the nine months ended September 30, 2011, as compared to 10.7% for the nine months ended September 30, 2010.

Interest and other income.  Interest and other income decreased $26 thousand to $914 thousand for the nine months ended September 30, 2011, compared to the same period in 2010. Interest and other income decreased primarily due to the lack of insurance claims received in 2011.  This decrease was offset by an increase in interest income due to increases in investments in interest bearing securities.

Interest and other expense.  Interest expense and other expense increased $66 thousand to $975 thousand for the nine months ended September 30, 2011, compared to the same period in 2010.  Interest and other expense increased primarily due to an increase in currency fluctuations related to the settlement of our customer account sales.

Income Tax. During the nine months ended September 30, 2011 and 2010, we recognized approximately $4.4 million and $4.7 million, respectively, in related tax expense.  Our effective tax rate was approximately 38.8% and approximately 37.7% during the nine months ended September 30, 2011 and 2010, respectively. We review the expected annual effective income tax rate and make changes on a quarterly basis as necessary based on certain factors such as changes in forecasted annual operating income, changes to the actual and forecasted permanent book-to-tax differences, or changes resulting from the impact of a tax law change.  Our effective tax rate is higher than our US federal statutory rate primarily due to the unfavorable tax impact of the fair market value adjustment for the contingent consideration obligation related to the FusionOne Earn-out for the FusionOne equity holders offset by increased profits in foreign jurisdictions, which have lower tax rates than the US, and the discrete impact of the disqualifying dispositions of incentive stock options.

Liquidity and Capital Resources

Our principal source of liquidity has been cash provided by capital market activities and operations. Our cash, cash equivalents and marketable securities balance was $189.6 million at September 30, 2011 and December 31, 2010.  During the nine months ended September 30, 2011, cash generated from operations and by the exercise of stock options was offset by payments of the FusionOne Earn-out, repurchase of stock, capital expenditures and acquisition-related activity.  We anticipate that our principal uses of cash in the future will be to fund the expansion of our business through both organic growth as well as possible acquisition activities and the expansion of our customer base internationally.  Uses of cash will also include facility expansion, capital expenditures and working capital.

Discussion of Cash Flows

Cash flows from operations. Net cash provided by operating activities for the nine months ended September 30, 2011 was $27.9 million, as compared to $9.7 million cash provided for the nine months ended September 30, 2010.  Our primary uses of cash from operating activities are for personnel related expenditures and outside consultants. We also make cash payments related to taxes and leased facilities.  The increase in net cash provided by operating activities for the nine months ended September 30, 2011 of $18.2 million as compared to the same period in 2010 is primarily due to changes in working capital which included a $2.9 million increase in deferred revenues, a $2.3 million increase to net accounts receivable, a $5.2 million increase in prepaid expenses and other current assets, a $4.6 million increase in contingent consideration obligations related to the FusionOne and SKS Earn-outs offset by a $6.6 million decrease in the tax benefit from the exercise of stock options and a $910 thousand decrease in net income.

Cash flows from investing.  Net cash used in investing activities for the nine months ended September 30, 2011 was $52.0 million, as compared to $39.3 million for the nine months ended September 30, 2010.  The primary uses of cash in 2011 were $35.8 million used in the purchase of marketable securities and $12.0 million used to purchase property and equipment primarily related to new facilities in Arizona and our continued investments in our global information technology and business system infrastructure.  Additionally, $5.8 million of cash was used in the acquisition of Sapience Knowledge Systems, Inc. and $2.0 million was used in the acquisition of certain assets and workforce from Strumsoft, Inc.

Cash flows from financing.  Net cash used in financing activities for the nine months ended September 30, 2011 was $7.5 million, as compared to cash provided by financing activities of $2.7 million for the nine months ended September 30, 2010.  The increase in cash used was due to the $8.3 million in payments related to Earn-out for the FusionOne equity holders, $20.0 million used to repurchase our common stock and $721 thousand in payments on our capital obligation related to our data facility in the nine months ended September 30, 2011, offset by $14.2 million in proceeds from the exercise of stock options and a $7.3 million tax benefit from the exercise of stock options.

We believe that our existing cash and cash equivalents, and cash generated from our existing operations will be sufficient to fund our operations for the next twelve months.

Effect of Inflation

Although inflation generally affects us by increasing our cost of labor and equipment, we do not believe that inflation has had any material effect on our results of operations for the three and nine months ended September 30, 2011 and 2010.

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

In June 2011, the FASB issued amendments to disclosure requirements for presentation of comprehensive income. This guidance, effective retrospectively for the interim and annual periods beginning on or after December 15, 2011 (early adoption is permitted), requires presentation of total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The implementation of this amended accounting guidance is not expected to have a material impact on our consolidated financial statements or disclosures. Therefore, we have elected not to early adopt.

In September 2011, the FASB issued amendments to simplify how entities test goodwill for impairment. These amendments, effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, (early adoption is permitted), permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The implementation of this amended accounting guidance is not expected to have a material impact on our consolidated financial statements or disclosures. Therefore, we have elected not to early adopt.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2011 and December 31, 2010.

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

We cannot accurately predict future exchange rates or the overall impact of future exchange rate fluctuations on our business, results of operations and financial condition.  To the extent that our international activities recorded in local currencies increase in the future, our exposure to fluctuations in currency exchange rates will correspondingly increase and hedging activities may be considered if deemed appropriate.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2011.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of September 30, 2011, the end of the period covered by this quarterly report, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

On January 4, 2011, we filed a complaint in the United States District Court for the District of Wisconsin (Civ Act. No. 11-CV-02) against Dashwire, Inc. (“Dashwire”), claiming that Dashwire has infringed, and continues to infringe, several of our patents.  We filed an Amended Complaint against Dashwire on April 22, 2011.  As a result of these claims, Dashwire filed a complaint against us in the same court asserting that we are infringing two of the Dashwire patents which it recently acquired from Intellectual Venture Partners.  On July 29, 2011, Synchronoss and Dashwire entered into a patent license and settlement agreement whereby Dashwire will take a limited license to specific Synchronoss cloud management patents.  Under the agreement, we will receive a lump-sum payment and future royalties from Dashwire.  In accordance with the terms of the patent license and settlement agreement the parties dismissed the above complaints.

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

November 4, 2011