Form 10-K
period 2011-12-31
SYNCHRONOSS TECHNOLOGIES INC
filed 2012-02-28
CIK 1131554

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 000-52049

SYNCHRONOSS TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	06-1594540
(State of incorporation)	(IRS Employer Identification No.)

750 Route 202 South, Suite 600, Bridgewater, New Jersey 08807
(Address of principal executive offices, including ZIP code)

(866) 620-3940
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.0001 par value	The NASDAQ Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act:
 None

          Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933. Yes ☒    No ☐

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"). Yes ☐    No ☒

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant as of June 30, 2011, based upon the closing price of the common stock as reported by The NASDAQ Stock Market on such date was approximately $989 million. Shares of common stock held by each executive officer, director and stockholders known by the Registrant to own 10% or more of the outstanding stock based on public filings and other information known to the Registrant have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

          As of February 13, 2012, a total of 38,516,263 shares of the Registrant's common stock were outstanding.

          The exhibit index as required by Item 601(a) of Regulation S-K is included in Item 15 of Part IV of this report.

DOCUMENTS INCORPORATED BY REFERENCE

          Information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference to portions of the registrant's definitive Proxy Statement for its 2012 Annual Meeting of Stockholders (the "Proxy Statement"), which is expected to be filed not later than 120 days after the registrant's fiscal year ended December 31, 2011. Except as expressly incorporated by reference, the Proxy Statement shall not be deemed to be a part of this report on Form 10-K.

SYNCHRONOSS TECHNOLOGIES, INC.

FORM 10-K
DECEMBER 31, 2011

PART I

ITEM 1.    BUSINESS

        The words "Synchronoss", "we", "our", "ours", "us" and the "Company" refer to Synchronoss Technologies, Inc. All statements in this Annual Report on Form 10-K that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding Synchronoss' "expectations", "beliefs", "hopes", "intentions", "strategies," "plans," "targets," "estimations" or the like. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Synchronoss cautions investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to, the risk factors discussed in this Annual Report on Form 10-K. Synchronoss expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in Synchronoss' expectations with regard thereto or any change in events, conditions, or circumstances on which any such statements are based.

General

        We are a leading provider of on-demand transaction management solutions. Such transactions include device and service procurement, provisioning, activation, intelligent connectivity management and content synchronization that enable communications service providers (CSPs), cable operators/multi-services operators (MSOs), original equipment manufacturers (OEMs) with embedded connectivity (e.g. smartphones, laptops, tablets and mobile Internet devices, among others), e-Tailers/retailers and other customers to accelerate and monetize their go-to-market strategies for connected devices. This includes automating subscriber activation, order management, upgrades, service provisioning and connectivity and content management from any channel (e.g., e-commerce, telesales, enterprise, indirect and other retail outlets, etc.) to any communication service (e.g., wireless (2G, 3G, (EV-DO and HSPA), 4G, (LTE and WiMAX)), high speed access, local access, IPTV, cable, satellite TV, etc.) across any connected device type and content transfer. Our global solutions touch all aspects of connected devices on the mobile Internet.

        Our ConvergenceNow®, ConvergenceNow® Plus+TM and InterconnectNowTM platforms provide end-to-end seamless integration between customer-facing channels/applications, communication services, or devices and "back-office" infrastructure-related systems and processes. Our customers rely on our solutions and technology to automate the process of activation and content management for their customer's devices while delivering additional communication services. Our platforms are designed to be flexible and scalable to enable multiple converged communication services to be managed across multiple distribution channels, including e-commerce, m-commerce, telesales, customer stores, indirect and other retail outlets, etc., allowing us to meet the rapidly changing and converging services and connected devices offered by our customers. We enable our customers to acquire, retain and service subscribers quickly, reliably and cost-effectively by simplifying the processes associated with managing the customer experience for procuring, activating, connecting and synchronizing connected devices and services through the use of our platforms. The extensibility, scalability and relevance of our platforms enable new revenue streams for our customers through new subscriber acquisitions, sale of new devices, accessories and new value-added service offerings in the cloud, while optimizing their cost of operations and enhancing customer experience.

        We currently have operations in North America, Europe and Asia. We market our solutions and services directly through our sales organizations in North America and Europe.

        Our industry-leading customers include tier 1 service providers such as AT&T Inc., Verizon Wireless and Vodafone, tier 1 cable operators/MSOs like Cablevision, Comcast, and Time Warner Cable and large OEMs/e-Tailers such as Apple, Dell, Panasonic, Sony and Nokia. These customers utilize our platforms, technology and services to service both consumer and business customers, including over 300 of the Fortune 500 companies.

        We were incorporated in Delaware in 2000. Our Web address is www.synchronoss.com. On this Web site, we post the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the U.S. Securities and Exchange Commission (SEC): our annual reports on Form 10-K, quarterly reports on Form 10-Q, our current reports on Form 8-K, our proxy statement on Form 14A related to our annual stockholders' meeting and any amendment to those reports or statements filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. All such filings are available on the Investor Relations portion of our Web site free of charge. The contents of our Web site are not intended to be incorporated by reference into this Form 10-K or in any other report or document we file.

Synchronoss' Platforms

        Our ConvergenceNow®, ConvergenceNow® Plus+TM and InterconnectNowTM platforms provide highly scalable on-demand, end-to-end order processing, transaction management, service provisioning, device activation, intelligent connectivity and content transfer and synchronization through multiple channels including e-commerce, m-commerce, telesales, enterprise, indirect, and retail outlets. Our global platforms are designed to be flexible and scalable across a wide range of existing communication services and connected devices, while offering a best-in-class experience for our customers. The extensible nature of our platforms enables our customers to rapidly respond to the ever changing and competitive nature of the telecommunications business.

        Our ConvergenceNow® platform orchestrates the complex and different back-end systems of communication service providers to provide a best-in-class ordering and content management system by orchestrating the workflow and consolidated customer care services. This allows CSPs using ConvergenceNow® to realize the full benefits of their offerings and analyze customer buying behavior.

        Our ConvergenceNow® Plus+TM platform offers all of the features of our core ConvergenceNow® platform and extends those features into more transaction areas required to enable subscriber management for connected devices including directly on the device itself. In addition, ConvergenceNow® Plus+TM is specifically designed to support connected devices, such as smartphones, mobile Internet devices (MIDS), laptops, tablets and wirelessly enabled consumer electronics such as cameras, tablets, e-readers, personal navigation devices, global positioning system (GPS) enabled devices, etc. Specifically, ConvergenceNow® Plus+TM supports, among other automated transaction areas, credit card billing, inventory management, and trouble ticketing.

        Our ConvergenceNow® Plus+™ platform consists of three key solutions: Automated Channel Enablement, Cloud Enablement and Smart Mobility. A key element of the ConvergenceNow® Plus+™ platform is that it extends a carrier's and OEM's visibility and reach into all aspects of a subscriber's use of a connected device. It introduces the notion of Connect-Sync-Activate for all devices. Channel Enablement activates a device through a variety of different channels; once activated, Smart Mobility enables the device to be connected to the best available network by enforcing policies that are managed from the cloud by a carrier. Once connected, most mobile devices avail of content synchronization from the cloud using policies that are appropriate and applicable to each specific device.

        Our InterconnectNowTM platform supports the physical transactions involved in customer activation and service such as managing access service requests, local service requests, local number portability, and directory listings.

        In addition to handling large volumes of customer transactions quickly and efficiently, our platforms are designed to recognize, isolate and address transactions when there is insufficient information or other erroneous process elements. This knowledge enables us to adapt our solutions to automate a higher percentage of transactions over time, further improving the value of our solutions to our customers. Our platforms also offer a centralized reporting platform that provides intelligent, real-time analytics around the entire workflow related to any transaction. This reporting allows our customers to appropriately identify buying behaviors and trends, define their subscriber's segments and pin point areas where their business has increased or could be improved. These analytics enable our customers to upsell new and additional products and services in a targeted fashion that helps increase their consumption of our product offerings. The automation and ease of integration of our platforms were designed to enable our customers to lower the cost of new subscriber acquisitions, enhance the accuracy and reliability of customer transactions thus reducing the inbound service call volumes, and responding rapidly to competitive market conditions to create new revenue streams. Our platforms offer flexible, scalable, extensible and relevant solutions backed by service level agreements (SLAs) and exception handling.

        Our platforms manage transactions relating to a wide range of existing communications and digital content services across the different segments of our customers. For example, we enable wireless providers to conduct business-to-consumer, or B2C, business-to-business, or B2B, enterprise and indirect channel (i.e.: resellers/dealers) transactions. The capabilities of our platforms are designed to provide our customers with the opportunity to improve operational performance and efficiencies, dynamically identify new revenue opportunities and rapidly deploy new services. They are also designed to provide customers the opportunity to improve performance and efficiencies for activation, content migration and connectivity management for connected devices.

        Our platforms are designed to be:

        Highly Automated:    We designed our platforms to eliminate manual processes and to automate otherwise labor-intensive tasks, thus improving operating efficiencies and order accuracy and reducing costs. By tracking every order and identifying those that are not provisioned properly, our platforms were designed to substantially reduce the need for manual intervention and reduce unnecessary customer service center calls. The technology of our platforms automatically guides a customer's request for service through the entire series of required steps.

        Predictable and Reliable:    We are committed to providing high-quality, dependable services to our customers. To ensure reliability, system uptime and other service offerings, our transaction management is guaranteed through SLAs. Our platforms offer a complete customer management solution, including exception handling, which we believe is one of the main factors that differentiates us from our competitors. In performing exception handling, our platforms recognize and isolate transaction orders that are not configured to specifications, process them in a timely manner and communicate these orders back to our customers, thereby improving efficiency and reducing backlog. If manual intervention is required, our exception handling is outsourced to centers located in Canada and the United States and, where applicable, to other cost-effective geographies. Additionally, our database design preserves data integrity while ensuring fast, efficient, transaction-oriented data retrieval methods.

        Seamless:    Our platforms integrate information across our customers' entire operation, including subscriber information, order information, delivery status, installation scheduling and content stored on the device to allow for the seamless activation and content transfer during the device purchase flow. Through our solution, the device is automatically activated and consumer's content is available for use via the cloud, ensuring continuity of service and eliminating subscriber churn propensity. CSPs and e-Tailers/retailers can bundle additional applications during retail phone purchases, and also provide live updates to support new features and new devices. We have built our platforms using an open design with fully-documented software interfaces, commonly referred to as application programming interfaces, or APIs. Our APIs enable our customers, strategic partners and other third parties to integrate our platforms with other software applications and to build best-in-class cloud-based applications incorporating third-party or customer-designed capabilities. Through our open design and alliance program, we believe we provide our customers with superior solutions that combine our technology with best-of-breed applications with the efficiency and cost-effectiveness of commercial, packaged interfaces.

        Scalable:    Our platforms are designed to process expanding transaction volumes reliably and cost effectively. While our transaction volume has increased rapidly since our inception, we anticipate substantial future growth in transaction volumes, and we believe our platforms are capable of scaling their output commensurately, requiring principally routine computer hardware and software updates. Our synchronization and activation platforms routinely support our customers' transactions at the highest level of demands when needed with our current production deployments. We saw the number of transactions for connected devices, such as smartphones, mobile Internet devices, netbooks, laptops and other connected consumer electronics, grow to become one of the fastest growing transaction types across all our platforms, products and services in 2011. Our Cloud Synchronization solution is deployed across millions of devices, managing in the cloud and performing more than 7 million synchronizations per day.

        Value-add Reporting Tools:    Our platforms' attributes are tightly integrated into the critical workflows of our customers and have analytical reporting capabilities that provide near real-time information for every step of the relevant transaction processes. In addition to improving end-user customer satisfaction, these capabilities are designed to provide our customers with value-added insights into historical and current transaction trends. We also offer mobile reporting capabilities for users to receive critical data about their transactions on connected devices.

        Build Consumer Loyalty:    Our synchronization services help drive consumers to the CSPs, OEM or e-Tailer/Retailer's Web site by presenting them with a branded application and fully-integrated Web portal that provides convenience, security, and continuity for end user customers, which we believe helps our customers by further building the loyalty of their subscribers.

        Efficient:    Our platforms' capabilities provide what we believe to be a more cost-effective, efficient and productive approach to enabling new activations across services and channels. Our solutions allow our customers to reduce overhead costs associated with building and operating their own customer transaction management infrastructure. With automated activation rate and consolidated fall out customer service, our e-commerce platforms consolidate customer service fall out, which we believe dramatically reduce our customer subscriber acquisition/retention costs in addition to operating expenses for training and staffing costs. We also provide our customers with the information and tools intended to more efficiently manage marketing and operational aspects of their business, as well as business intelligence required to do targeted up-selling of their products.

        Quick Concept to Market Delivery:    The automation and ease of integration of our on-demand platform allow our customers to accelerate the deployment of their services and new service offerings by shortening the time between a subscriber's order and the provisioning of service or activation and enabling of a connected device(s).

        Extensible and Relevant:    Our customers operate in dynamic and fast paced industries. Our platforms and solutions are built in a modular fashion, thereby conducive to be extended dynamically and enabling our customers to offer solutions that are relevant to current market situations, with the goal of providing them with the competitive edge required for them to be successful.

        Designed to integrate with back-office systems, our platforms allow work to flow electronically across our customer's organization while providing ready access to performance and resource usage information in providing activation and subscriber management.

        Our platforms are comprised of several distinct modules, each providing solutions to what we believe to be the most common and critical needs of our customers.

PerformancePartner® Portal

        Our PerformancePartner® portal is a graphical user interface that allows entry of transaction data into the gateway. Through the PerformancePartner® portal, customers can set up accounts, renew contracts and update and submit new transactions for transaction management processing.

Gateway Manager

        Our Gateway Manager provides the capability to fulfill multiple types of transactions. These gateways are the engines that support our customers' front-end portals, handling hundreds of thousands of transactions on a monthly basis. Our gateways deliver a flexible architecture, supporting seamless entry and rapid time to market. In addition, these gateways contain business rules to interact with the customers' back-office and third-party trading partners.

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

  •
  Exception handling management

  •
  Order view availability during each stage of the transactional process

  •
  Uniform look and integrated experience.

        By streamlining all procurement processes from pre-order through service activation and billing, our WorkFlow Manager reduces many costs and time impediments that often delay our customers' process of delivering products and services to end-users.

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

Content Synchronization Portal

        Our Content Synchronization Portal facilitates seamless content migration across devices from different platforms. Our Content Synchronization Portal (i) protects consumer content in the cloud that is accessible from a customer branded site, (ii) provides comprehensive integration with customer web presence including single sign on and CSR administrative access and (iii) provides flexible APIs that provide synchronization of content across customer's disparate services (e.g. providing a centralized address book solution for the carrier's chosen GPS application, TXT messaging, video conferencing, and other services).

Device Client

        Our Device Client provides Smart connectivity for seamless activation, connection management, and content migration and synchronization. The Device Client offers customization for customer brand requirements and availability across major device operating system platforms for feature phones, smartphones, computers, and tablets.

Demand Drivers for Our Business

        Our services are capable of managing a wide variety of transactions across multiple customer delivery channels and services, which we believe enables us to benefit from increased growth, complexity and technological change in the communications industry. As the communications technology industry evolves, new access networks, connected devices and applications with multiple services and modes are emerging. This proliferation of services and advancement of technologies, combined with their bundling, are accelerating subscriber growth and increasing the number of transactions between our customers and their subscribers. In addition to this dynamic, we believe our core electronic transaction management business is further being driven by the following factors:

  •
  A proliferation of connected devices led by a) new & richer operating systems that challenge the status quo, b) increasing connected devices adoption, c) broadband networks experiencing critical mass and d) enhanced cloud computing enabling access to rich content

  •
  Wireless ecosystem undergoing a paradigm shift in its buying patterns

  •
  Continued growth of the online channel for the communications marketplace

  •
  Consolidation of e-Tailers/retailers focused in the communications marketplace

  •
  Expansion of communication service bundles to be utilized across multiple devices

  •
  Pressure on operators to improve efficiency while delivering a superior subscriber experience

  •
  Growth of the on-demand delivery model

  •
  Mobile Network Operators' shift in focus from new subscriber additions to new connections added

        We continue to see embedded connectivity technology within a vast array of common electronic devices. According to the GSMA, the number of total wireless connected devices is expected to more than double from 9 billion today to more than 24 billion in 2020. This growth will be paced by strong momentum in mobile connected devices which are expected to increase from 6 billion today to 12 billion by 2020. This is expected to create a $1.2 trillion market opportunity for the wireless industry, a sevenfold increase from forecasted revenues for 2011, according to the study conducted by Machina Research.

        We see the following drivers behind this development:

        New and Richer Operating Systems:    In many ways, new device operating systems like the iOS for the iPhone/iTouch/iPad portfolio, the Android produced by Google, Windows® Phone 7, Blackberry OS for the RIM portfolio and Sony Playstation phone and next generation PSP for mobile connected gaming have accelerated the adoption and usage of smartphones. Additionally, touchscreen based operating systems have been extended to tablets and many analysts believe there will be a surge in tablets. For example, according to IDC, tablet and eReader sales have increased over 260% from the last year resulting in 18.1 million units being shipped in the third quarter of 2011. Global tablet revenues are expected to exceed $49 billion worldwide by 2015, with North America, Asia-Pacific and Western Europe leading the way as the most valuable regions for tablet vendors, according to Strategy Analytics.

        Increasing Mobile Adoption in Developed Countries:    The ITU Telecom Database reported in 2011 5.9 billion mobile-cellular subscriptions with global penetration reaching 87% and 79% in the developing world. As operators address this mobile adoption and the subsequent slowing in top line growth, they become receptive to new types of devices that leverage the existing infrastructure (i.e.: connected netbooks, e-readers, etc.) and encourage their customers to have more than one wireless device.

        Wireless Broadband Networks Experiencing Critical Mass:    The establishment of multiple broadband mobile networks (e.g., Universal Mobile Telecommunications System, High-Speed Packet Access, Evolution-Data Optimized, WiMax, and LTE among others) has provided broader bandwidth to CSPs, while decreasing the cost per bit transmitted, thus enabling the proliferation of mobile devices and equipment with embedded connectivity. As more of these devices enter the market, and many of them with lower average revenue per user (ARPU) than traditional wireless services, they will necessitate an efficient and seamless activation/provisioning system with a best-in-class customer experience to differentiate them.

        4G-LTE Networks:    The emergence of 4G-LTE networks is expected to improve the connected devices customer experience with higher data speeds and reduced latency. In addition, devices such as mobile routers and tablets can generate mobile hotspots. With fixed mobile broadband, mobile carriers and MSOs can also offer bundled services. As well, these networks are also focused on enhancing Machine to Machine (M2M) communications.

        Wireless Ecosystem Undergoing a Paradigm Shift in its Buying Patterns:    Consumers have traditionally been accustomed to purchasing their devices and service plans directly from CSPs. That is, if they wanted a particular wireless service, they first had to decide which operator they wanted, and then only after they made this decision, could they select a phone. We are seeing considerable forces altering this typical buy flow and in doing so generating considerable innovation and change in the ecosystem.

        Companies like Amazon with the Kindle and Kindle Fire have in some ways contributed to the change of this buy flow process. Specifically, we are seeing these OEMs invest considerable resources in developing their "direct to consumer" channel and in some cases making it the only channel available. While this recent change in the ecosystem offers some advantages to these OEMs it also presents some challenges for them while at the same time creating a new higher growth channel for communication service providers who ultimately provide the access and connectivity. In many ways analysts have argued that this is a win-win game theory situation and that ultimately the "pie," not "individual slices," is getting larger.

        Furthermore e-Tailers/retailers are taking a more aggressive approach in their go-to-market programs and redefining the ways that connected devices are sold and activated. Companies like Best

Buy Mobile or Radio Shack are key drivers of this change and have implemented advanced tools at the disposal of their end customers to buy and activate their phones either in-store or online.

        Managing the activation, provisioning, connectivity and synchronization of these devices and handling the connectivity with the different service providers is something that is not core to OEMs or e-Tailers/retailers. As this dynamic evolves, we expect that there will be an increasing need for automated connect-sync-activate services as well as other transaction areas such as device integration, certification, credit card billing, inventory management, and trouble ticketing.

        Continued Growth of the Online Channel for the Communications Space:    Cloud-based commerce provides our customers with the opportunity to cost-effectively gain new subscribers, provide service and interact more effectively. Specifically, we estimate that the cost per gross add (CPGA) for a customer obtained via e-commerce can be up to 50% less than those obtained via traditional means. With the dramatic increase in Internet usage and desire to directly connect with end users over the course of the customer lifecycle, service providers are increasingly focusing on e-commerce as a channel for customer acquisition and delivery of ongoing services. According to industry research firm IDC, the amount of business-to-business and business-to-consumer spending on e-Commerce will rise to more than $16 trillion by 2013. As this channel continues to experience growth, we expect that there will be an increasing need to automate the activation and provisioning process of mobile devices, and provide a best-in-class customer experience over the Internet.

        Consolidation of e-Tailers/retailers focused in the Communications Space:    Phones and connected devices have become sought after consumer items. Retailer channels will take marketing efforts to another level to drive demand. Automated systems that are efficient and easy to use for retail sales representatives will be important to lower training and staffing costs and improve in-store experience. We believe that this channel represents as much as 10% growth for some leading CSPs today. Furthermore, this channel has demonstrated considerable innovation as these e-Tailers/retailers attempt to launch emerging devices (e.g.: Amazon's Kindle).

        As these constituents of the wireless ecosystem continue to advance their strategies and grow their presence in the connected devices market place we believe they will require further support to automate the activation/provisioning of their new customers and to assist with the management of their existing customers.

        Expansion of Communication Service Bundles:    With subscribers expecting CSPs to offer all services under one contract, communications companies continue the development of bundled style offerings of their available services. In this environment, more CSPs are utilizing an array of communication delivery technologies to become all-in-one providers of communication services. For example, MSOs are increasingly creating true quad-play's (i.e., voice, video, high speed data and wireless) with the creation, acquisition and/or development of their own wireless networks. As wireless technology proliferates further into the consumer device market, we believe we will see an emergence of service bundling that surpasses the traditional perception of a quad-play, where the wireless component will encompass an added array of wireless enabled devices. As quad-play offerings gain more traction and service bundles begin encompassing emerging devices and technologies, we believe that the level of complexity in seamlessly delivering these services will increase significantly and that CSPs will need transaction management systems that can effectively handle those delivery challenges. According to Strategy Analytics, by 2016 13% of US households will take a "Quad Play" service—a bundled offering of fixed voice, broadband, television and mobile voice, representing a four-fold increase compared to 2011 levels. Additionally, Strategy Analytics sees high growth opportunities for multiplay bundling in Austria, Italy, and China, each expected to double the percentage of multiplay homes by 2016.

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

        Growth in On-Demand Delivery Model:    Our on-demand business model enables delivery of our proprietary solutions over the Internet as a service. As such, customers do not have to make large and potentially risky upfront investments in software, additional hardware, extensive implementation services and additional IT staff.

        Services, Networks and Device Complexity:    The wireless industry is changing. CSPs are moving away from unlimited data plans, networks are becoming multi-layered with varying levels of complexity and devices are becoming more feature rich and capable, driving bandwidth consuming traffic over the networks. We believe all of these require CSPs and OEMs to be more creative in the services they offer, requiring an increased need for automation in device integration certification and activation. This will require complex policy based device and network management. Certain functions of our ConvergenceNow® Plus+™ platform can help address these needs.

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

        Key elements of this strategy are:

        Continue to Expand Our Product Portfolio and Offer More of them to Communication Service Providers.    Given the explosive growth of connected mobile broadband devices, our objective is to play a vital role in monetizing those devices with our connect-synch-activate strategy. In addition, we plan to cater to the needs of the nascent cloud computing markets by enriching our offerings in the back-up and synchronization space.

        Continue our Expansion into the Original Equipment Manufacturers (OEMs).    As OEMs further expand their footprint into the "direct to consumer" model, they will need to develop robust yet nimble capabilities to support and differentiate their ordering/activation experience. As new types of connected devices are deployed, we expect to work with our customers, such as Dell, Apple and Nokia to enable our technology to support a "plug and play" approach to end users wishing to purchase new advanced services being offered by these customers.

        Leverage the Growth of e-Commerce and e-Tailers as High Growth Channels for Service Providers.    Given our success in enabling the e-commerce channel for our customers, our ConvergenceNow® platforms are designed with a Web-friendly architecture that enables a scalable and beneficial customer activation experience. As we continue expanding the breadth and depth of our customers' relationships, we will attempt to leverage our online experience to enable the growth of companies in the e-commerce channel.

        Broaden Customer Base and Expand Offering to Existing Customers.    As our existing customers continue to expand into new distribution channels, such as the rapidly growing e-commerce channel, they will likely need to support new types of transactions that are managed by our platforms. In addition, we believe our customers will require new transaction management solutions as they expand their subscriber customer base, which will provide us with opportunities to drive increasing amounts of volume over our platforms. Many customers purchase multiple services from us, and we believe we are well positioned to cross-sell additional services to customers who do not currently purchase our full services portfolio. In addition, the increasing importance and expansion of cloud-based e-commerce has led to increased focus by our customers on their online distribution, thus providing in our belief another opportunity for us to further penetrate into existing customers. The expansion of our AT&T relationship and the expansion of our relationship with Time Warner Cable and other customers highlight further penetration of existing customers as well as the development of a major growth initiative in consumer digital convergence.

        Expand into New Geographic Markets.    Although the majority of our revenue has traditionally been generated in North America, we are in the midst of a global expansion to support our customer's expansion. Today, we have several instances of our platforms in Europe and are currently in the process of integrating to a variety of carriers in Europe, including Vodafone, to support our connected devices customers. We believe that the growth of connected devices will further drive opportunities to penetrate new geographic markets within the coming years. Asia/Pacific and Latin America are of particular interest, as these markets experience similar trends to those that have driven growth in North America.

        Maintain Technology Leadership.    We strive to continue to build upon our technology leadership by continuing to invest in research and development to increase the automation of processes and workflows and develop complementary product modules that leverage our platforms and competitive strengths, thus driving increased interest by making it more economical for customers to use us as a third-party solutions provider. In addition, we believe our close relationships with our tier 1 customers will continue to provide us with valuable insights into the dynamics that are creating demand for next-generation solutions.

        Expand through Strategic Partnerships or Acquisitions.    We have fully integrated our FusionOne, Inc. and Sapience Knowledge Systems, Inc. acquisitions and we believe we have assimilated the synergies and efficiencies that these acquisitions have afforded us. As of December 31, 2011, we were beginning to integrate Miyowa S.A., our newest acquisition. As we explore additional new opportunities, we continue to look for strategic partnership or acquisition candidates that may enable us to enter new markets or enhance our offerings.

        Leverage and Enforce our Intellectual Property.    We have a significant repository of granted and filed IP, and we expect to use this as a differentiator of our products in the marketplace.

Customers

        Our industry-leading customers include tier 1 service providers such as AT&T Inc., Verizon Wireless and Vodafone, tier 1 cable operators/MSOs like Cablevision, Comcast, and Time Warner Cable and large OEMs/e-Tailers such as Apple, Dell, Panasonic, Sony and Nokia. These customers utilize our platforms, technology and services to service both consumer and business customers, including over 300 of the Fortune 500 companies.

        We maintain strong and collaborative relationships with our customers, which we believe to be one of our core competencies and critical to our success. We are generally the only provider of the services we offer to our customers. Contracts typically extend up to 60 months in length from execution and include minimum transaction or revenue commitments from our customers. All of our significant customers may terminate their contracts for convenience upon written notice and in many cases payment of contractual penalties. Contract penalties received by us are immaterial to our Statements of Income for the years ended December 31, 2011, 2010, and 2009. We have a long-standing relationship with AT&T, dating back to January 2001 when we began providing service to AT&T Wireless, which was subsequently acquired by Cingular Wireless. Through the merger of AT&T with BellSouth, Cingular Wireless was integrated into AT&T. We are the primary provider of e-commerce transaction management solutions to AT&T's e-commerce channel. Our agreement with AT&T was automatically renewed in 2011 through December 2012, and will automatically renew each year unless either party notifies the other of its intention not to renew at least sixty days prior to the end of the then-current term. This agreement defines the work activities, transaction pricing, forecasting process, service level agreements and remedies associated with certain services performed by us for AT&T's ecommerce organizations. The agreement provides for AT&T to pay us (i) a monthly hosting fee, (ii) a fee based on the number of transactions processed through our technology platform, (iii) a fee based on manual processing services and (iv) fees for professional services rendered by us. For 2011, we received 51% of our revenues from AT&T, compared to 62% of our revenues in 2010. Verizon Wireless and Time Warner Cable are the only other customers that accounted for more than 10% of our revenues in 2011.

Sales and Marketing

  Sales

        We market and sell our services primarily through a direct sales force and through our strategic partners. To date, we have concentrated our sales efforts on a range of CSPs, OEMs, and e-Tailers/retailers both domestically and internationally. Typically our sales process involves an initial consultative process that allows our customers to better assess the operating and capital expenditure benefits associated with an optimal activation and provisioning architecture. Our sales teams are well trained in our ConvergenceNow® and ConvergenceNow® Plus+™ platforms and on the market trends and conditions that our customers are facing. This enables them to easily identify and qualify opportunities that are appropriate for our platform deployments to benefit these customers. Following each sale, we assign account managers to provide ongoing support and to identify additional sales opportunities. We generate leads from contacts made through trade shows, seminars, conferences, events, market research, our Web site, customers, strategic partners and our ongoing public relations program.

  Marketing

        We focus our marketing efforts on supporting new product initiatives, creating awareness of our services and generating new sales opportunities. We base our product management strategy on analysis of market requirements, customer needs, industry direction competitive offerings and projected cost savings. Our team is active in numerous technology and industry forums and regularly gets invited to speak at trade shows such as the Consumer Electronics Show (CES), Cellular Telecommunications Industry Association (CTIA), GSM Association—Mobile World Congress, and National Cable & Telecommunications Association (NCTA), in which we also demonstrate our solutions. In addition, through our product marketing and marketing communications functions, we also have an active public relations program and maintain relationships with recognized trade media and industry analysts such as International Data Corporation (IDC), Gartner Inc., Forrester Research, Inc., and Frost & Sullivan. We also manage and maintain our Web site, blog, social media profiles on LinkedIn and Twitter, utilize search engine optimization (SEO) and search engine marketing (SEM), publish product related content, educational white papers, and conduct seminars and user group meetings. Finally, we also actively sponsor technology-related conferences and demonstrate our solutions at trade shows targeted at providers of communications services.

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

  Exception Handling Services

        We differentiate our services from both the internal and competitive offerings by handling exceptions through our technology and human touch solutions, a substantial portion of which are provided by third-party vendors. Our business process engineers optimize each workflow; however, there are exceptions and we handle these to ensure the highest quality customer experience at the lowest cost. Our exception handling services deal with the customer communication touch points including provisioning orders, inbound calls, automated interactive voice responses (e.g., order status, address changes), Web forums, inbound and outbound email, proactive outbound calls (e.g., out of stock, backorders, exceptions) and self-correct order tools. These services are continuously reviewed for improved workflow and automation. We use third-party vendors in providing exception handling services, each of whom provide services under automatically renewable contracts. We believe our unique exception handling services help reduce the cost of each transaction by driving more automation, over time, into a better and more cost effective way to manage our customers' subscriber experiences.

  Locations

        Our locations are distributed across various time zones in the United States, Asia and Europe to help us serve our customers in a timely manner. In addition, in 2011 we opened a new 47,000 square foot facility in Tucson, Arizona and through our acquisitions of Sapience Knowledge Systems, Inc. and Miyowa S.A. we obtained offices in Chicago, Illinois, Marseille, France and Bucharest, Romania. We also entered into a new lease in 2011 for 80,000 square feet in Bridgewater, New Jersey to relocate our corporate headquarters in 2012. With our other locations, this affords us access to key talent in all major markets in the US.

  Data Center Facilities

        We have data center facilities in Bethlehem, Pennsylvania and Bangalore, India. These facilities offer significant improvements in the areas of size, network connectivity and redundant electrical power systems and are currently expected to support our growth objectives. These secure facilities house all customer-facing, production, test and development systems that are the backbone of the services delivered to our customers. The facilities and systems are monitored 7 days a week, 24 hours a day, and are protected via multiple layers of physical and electronic security measures. In addition, a redundant power supply ensures constant, regulated power into the managed data facility and a back-up generator system provides power indefinitely to the facility in the event of a utility power failure. All systems in the managed data facility are monitored for availability and performance using industry standard tools such as, Solar Winds®, Nagios®, Keynote® and Empirix OneSight®.

  Network

        We use AT&T, Verizon and Sprint, to provide a managed, fully-redundant network solution at our Bethlehem, Pennsylvania facility to deliver enterprise scale services to customers. Specifically, we have two OC-12 and one OC-48 fiber optic rings, delivering highly redundant bandwidth to the Bethlehem and Bridgewater facilities. Wide Area Network connectivity between our locations is achieved via redundant Multiprotocol Label Switching (MLPS) circuits and Internet access to selected locations via multiple dedicated circuits. A dedicated Metro Ethernet solution is utilized to provide a data center backbone connection between our primary data center facility in Bethlehem and our disaster recovery site, should the need arise.

  Disaster Recovery Facility

        We operate a second data center facility at our corporate headquarters in Bridgewater, New Jersey that is used to provide a hot site for real time data backup and disaster recovery purposes.

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

Intellectual Property

        To establish and protect our intellectual property, we rely on a combination of copyright, trade secret, patent and trademark rights, as well as confidentiality procedures and contractual restrictions. Synchronoss®, the Synchronoss® logo, PerformancePartner®, ConvergenceNow® and ActivationNow® are registered trademarks of Synchronoss. In addition, we regularly file patent applications to protect inventions arising from our research and development, and have obtained a number of patents in the United States and other countries. No single patent is solely responsible for protecting our products or services. In addition to legal protections, we rely on the technical and creative skills of our employees, frequent product enhancements and improved product quality to maintain a technology-leadership position. We maintain a program to protect our investment in technology by attempting to ensure respect for our intellectual property rights. For instance, in 2011 we entered into an agreement with Dashwire, Inc., now a subsidiary of HTC Corporation, to license certain of our technology. We cannot be certain that others will not develop technologies that are similar or superior to our technology. We enter into confidentiality and invention assignment agreements with our employees and confidentiality agreements with our alliance partners and customers, and we control access to and distribution of our software, documentation and other proprietary information.

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

        As of December 31, 2011, we had 970 full-time employees. None of our employees are covered by any collective bargaining agreements.

Executive Officers of the Registrant

        The following sets forth certain information regarding our Executive Officers as of January 31, 2012:

Name	Age	Position
Stephen G. Waldis	44	Chairman of the Board of Directors and Chief Executive Officer
Robert Garcia	43	President and Chief Operating Officer
Lawrence R. Irving	55	Executive Vice President, Chief Financial Officer and Treasurer
Ronald J. Prague	48	Executive Vice President, General Counsel and Secretary
Christopher S. Putnam	43	Executive Vice President of Sales
Mark Mendes	49	Executive Vice President of InterconnectNow and Chief Information Officer
Patrick J. Doran	38	Executive Vice President of R&D and Chief Technology Officer
Biju Nair	46	Executive Vice President of Product Management and Chief Strategy Officer
David Berry	46	Executive Vice President and Chief Innovation Officer
Paula J. Hilbert	56	Executive Vice President of Global Operations and Chief Service Officer

        Stephen G. Waldis has served as Chief Executive Officer of Synchronoss since founding the company in 2000 and has served as Chairman of the Board of Directors since February of 2001. From 2000 until 2011 Mr. Waldis also served as President of Synchronoss. Before founding Synchronoss, from 1994 to 2000, Mr. Waldis served as Chief Operating Officer at Vertek Corporation, a privately held professional services company serving the telecommunications industry. From 1992 to 1994, Mr. Waldis served as Vice President of Sales and Marketing of Logical Design Solutions, a provider of telecom and interactive solutions. From 1989 to 1992, Mr. Waldis worked in various technical and product management roles at AT&T. Mr. Waldis received a degree in corporate communications from Seton Hall University.

        Robert Garcia has served as President of Synchronoss since December 2011 and Chief Operating Officer since April 2007. Prior to that position, Mr. Garcia served in various positions at Synchronoss, including Executive Vice President of Operations and Service Delivery and General Manager of Synchronoss' western office since joining Synchronoss in August 2000. Before joining Synchronoss, Mr. Garcia was a Senior Business Consultant with Vertek Corporation from January 1999 to August 2000. Mr. Garcia has also held senior management positions with Philips Lighting Company and Johnson & Johnson Company. Mr. Garcia received a degree in logistics and economics from St. John's University in New York.

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

        Ronald J. Prague was promoted to Executive Vice President in December 2011. Mr. Prague joined Synchronoss in August 2006 as General Counsel, and has served as Secretary since October 2006. Before joining Synchronoss, Mr. Prague held various senior positions with Intel Corporation from 1998 to 2006, including as Group Counsel for Intel's Communications Infrastructure Group. Prior to joining Intel, Mr. Prague practiced law with the law firms of Haythe & Curley (now Torys LLP) and

Richards & O'Neil (now Bingham McCutchen). Mr. Prague is a graduate of Northwestern University School of Law and earned a degree in business administration and marketing from Cornell University.

        Christopher S. Putnam has been with Synchronoss since January 2004 and has served as Executive Vice President of Sales of Synchronoss since April 2005. Prior to joining Synchronoss, from 1999 to 2004, Mr. Putnam served as Director of Sales for Perot Systems' Telecommunications business unit. Mr. Putnam received a degree in communications from Texas Christian University.

        Mark Mendes has served as Executive Vice President of InterconnectNow since September 2008 and as Chief Information Officer since December 2010. Mr. Mendes joined Synchronoss in September 2008 in connection with Synchronoss' acquisition of Wisor Telecom Corp., where Mr. Mendes was Chief Executive Officer since 2001. Prior to joining Wisor, from 1997 to 2001, Mr. Mendes was Chief Operating Officer and Chief Technology Officer of NET2000 Communications, Inc. Mr. Mendes received an Engineering degree and MBA Finance/MIS from Syracuse University.

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

        Paula J. ("PJ") Hilbert has served as Executive Vice President of Global Operations and Chief Service Officer since she joined Synchronoss in October, 2010. Before joining Synchronoss, Ms. Hilbert was an independent consultant from 2008 to 2010. Prior to that position, Ms. Hilbert served as a Managing Director/Global Client Service and Offshoring at JP Morgan Chase Treasury and Securities Services from 2003 to 2008. Prior to JP Morgan Chase, Ms. Hilbert held senior positions at AT&T from 1979 to 2003, including Vice President—Customer Relationship Management. Ms. Hilbert holds a Bachelor of Science degree in Business Administration from Clarion University.

        David E. Berry has served as Executive Vice President and Chief Innovation Officer of Synchronoss since January 2012. Mr. Berry previously was Executive Vice President and Chief Technology Officer of Synchronoss from 2000 to August 2006. Between August 2006 and re-joining the Company, Mr. Berry worked as: an independent consultant; a CTO of a healthcare startup; and a CIO of a digital signage company. Mr. Berry received a Master of Arts in Corporate and Public Communication from Seton Hall University and a Bachelor of Science in Mathematics and Computer Science from Fairfield University.

        Biju Nair has served as Executive Vice President of Product Management and Chief Strategy Officer of Synchronoss since the acquisition of Sapience Knowledge Systems, Inc. ("Sapience") in March 2011, where he was Chairman and Chief Executive Officer. Prior to founding Sapience in 2009, Mr. Nair was Senior Vice President & General Manager of the Connectivity and Security Group at Smith Micro Software, Inc. (NASDAQ: SMSI), a position he held since Mobility Solutions Group, a division of PCTEL, Inc., the company where he was Corporate Vice President & General Manager and founder, was acquired by Smith Micro in 2008. Mr. Nair also held senior executive positions at SAFCO Technologies and Agilent Technologies. Mr. Nair holds a Master of Science degree in Electronic and Computer Engineering from Politechnika Warszawska and a Master of Science degree in Computer Science from Illinois Institute of Technology. Mr. Nair serves on the Leadership Council of the Wireless Internet Caucus of CTIA.

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

Risks Related to Our Business and Industry

We have Substantial Customer Concentration, with One Customer Accounting for a Substantial Portion of Our 2011 Revenues.

        We currently derive a significant portion of our revenues from one customer, AT&T. Our relationship with AT&T dates back to January 2001 when we began providing service to AT&T Wireless, which was subsequently acquired by Cingular Wireless and is now a division of AT&T. For the year ended December 31, 2011, AT&T accounted for approximately 51% of our revenues, compared to 62% for the year ended December 31, 2010. Our agreement with AT&T was automatically renewed in 2011 through December 2012, and will automatically renew each year unless either party notifies the other of its intention not to renew at least sixty days prior to the end of the then-current term. This agreement defines the work activities, transaction pricing, forecasting process, service level agreements and remedies associated with certain services performed by us for AT&T's ecommerce organization. The agreement provides for AT&T to pay us (i) a monthly hosting fee, (ii) a fee based on the number of transactions processed through our technology platform, (iii) a fee based on manual processing services and (iv) fees for professional services rendered by us. A copy of this agreement has been previously filed with the Securities & Exchange Commission.

        Our five largest customers, AT&T, Level 3 Communications, Time Warner Cable, Verizon Wireless, and Vodafone, accounted for approximately 86% of our revenues for the year ended December 31, 2011, compared to 83% of our revenues from our five largest customers, AT&T, Level 3 Communications, Time Warner Cable, Verizon Wireless, and Vonage, for the year ended December 31, 2010. In 2011, both Verizon Wireless and Time Warner Cable represented greater than 10% of our revenue for the year. It is not possible for us to predict the future level of demand for our services that will be generated by these customers or the future demand for the products and services of these customers in the end-user marketplace. In addition, revenues from these larger customers may fluctuate from time to time based on the commencement and completion of projects, the timing of which may be affected by market conditions. Further, some of our contracts with these larger customers permit them to terminate our services at any time (subject to notice and certain other provisions). If any of these customers experience declining or delayed sales due to market, economic or competitive conditions, we could be pressured to reduce the prices we charge for our services or we could lose a major customer, which would affect our margins and would negatively affect our revenues and results of operations.

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

        Our business growth would be impeded if the performance or perception of the Internet was harmed by security problems such as "viruses," "worms" or other malicious programs, reliability issues arising from outages and damage to Internet infrastructure, delays in development or adoption of new standards and protocols to handle increased demands of Internet activity, increased costs, decreased accessibility and quality of service, or increased government regulation and taxation of Internet activity. The Internet has experienced, and is expected to continue to experience, significant user and traffic growth, which has, at times, caused user frustration with slow access and download times. If Internet activity grows faster than Internet infrastructure or if the Internet infrastructure is otherwise unable to support the demands placed on it, or if hosting capacity becomes scarce, the growth of our business may be adversely affected.

The Success of Our Business Depends on the Continued Growth in Demand for Connected Devices.

        The future success of our business depends upon the continued growth in demand for connected devices. While we believe the market for connected devices will continue to grow for the foreseeable future, we cannot accurately predict the extent to which demand for connected devices will increase, if at all. If the demand for connected devices were to stabilize or decline, our business and results of operations may be adversely affected.

Our Revenue, Earnings and Profitability are Affected by the Length of Our Sales Cycle, and a Longer Sales Cycle could Adversely Affect Our Results of Operations and Financial Condition.

        Our business is directly affected by the length of our sales cycle. Our customers' businesses are relatively complex and their purchase of the types of services that we offer generally involve a significant commitment of capital, with attendant delays frequently associated with large capital commitments and procurement procedures within an organization. The purchase of the types of services that we offer typically also requires coordination and agreement across many departments within a potential customer's organization. Delays associated with such timing factors could have a material adverse effect on our results of operations and financial condition. In periods of economic slowdown our typical sales cycle lengthens, which means that the average time between our initial contact with a prospective customer and the signing of a sales contract increases. The lengthening of our sales cycle could reduce growth in our revenue. In addition, the lengthening of our sales cycle contributes to an increased cost of sales, thereby reducing our profitability.

If We Do Not Meet Our Revenue Forecasts, We May be Unable to Reduce Our Expenses to Avoid or Minimize Harm to Our Results of Operations.

        Our revenues are difficult to forecast and are likely to fluctuate significantly from period to period. We base our operating expense budgets on expected revenue trends, and many of our expenses, such as office and equipment leases and personnel costs, will be relatively fixed in the short term and will increase over time as we make investments in our business. Our estimates of sales trends may not correlate with actual revenues in a particular quarter or over a longer period of time. Variations in the rate and timing of conversion of our sales prospects into actual revenues could cause us to plan or budget inaccurately and those variations could adversely affect our financial results. In particular, delays, reductions in amount or cancellation of customers' contracts would adversely affect the overall level and timing of our revenues, and our business, results of operations and financial condition could be harmed. Due to the relatively fixed nature of many of our expenses, we may be unable to adjust spending quickly enough to offset any unexpected revenue shortfall.

        In the course of our sales to customers, we may encounter difficulty collecting accounts receivable and could be exposed to risks associated with uncollectible accounts receivable. In the event we are unable to collect on our accounts receivable, it could negatively affect our cash flows, operating results and business.

Compromises to Our Privacy Safeguards Could Impact Our Reputation.

        Names, addresses, telephone numbers, credit card data and other personal identification information, or PII, is collected, processed and stored in our systems. The steps we have taken to protect PII may not be sufficient to prevent the misappropriation or improper disclosure of such PII. If such misappropriation or disclosure were to occur, our business could be harmed through reputational injury, litigation and possible damages claimed by the affected end customers or potential fines from regulatory authorities. Our insurance may not cover potential claims of this type or may not be adequate to cover all costs incurred in defense of potential claims or to indemnify us for all liability that may be imposed. Concerns about the security of online transactions and the privacy of personal information could deter consumers from transacting business with us on the Internet.

Fraudulent Internet Transactions Could Negatively Impact Our Business.

        Our business may be exposed to risks associated with Internet credit card fraud and identity theft that could cause us to incur unexpected expenditures and loss of revenues. Under current credit card practices, a merchant is liable for fraudulent credit card transactions when, as is the case with the transactions we process, that merchant does not obtain a cardholder's signature. Although our customers currently bear the risk for a fraudulent credit card transaction, in the future we may be forced to share some of that risk and the associated costs with our customers. To the extent that technology upgrades or other expenditures are required to prevent credit card fraud and identity theft, we may be required to bear the costs associated with such expenditures. In addition, to the extent that credit card fraud and/or identity theft cause a decline in business transactions over the Internet generally, both the business of our customers and our business could be adversely affected.

If the Wireless Services Industry Experiences a Decline in Subscribers, Our Business May Suffer.

        The wireless services industry has faced an increasing number of challenges, including a slowdown in new subscriber growth. Revenues from services performed for customers in the wireless services industry accounted for 60% of our revenues in 2011 and 52% in 2010. A continued slowdown in subscriber growth in the wireless services industry could adversely affect our business growth.

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

If We Fail to Compete Successfully with Existing or New Competitors, Our Business Could be Harmed.

        If we fail to compete successfully with established or new competitors, it could have a material adverse effect on our results of operations and financial condition. The communications industry is highly competitive and fragmented, and we expect competition to increase. We compete with independent providers of information systems and services and with the in-house departments of our OEMs and communications services companies' customers. Rapid technological changes, such as advancements in software integration across multiple and incompatible systems, and economies of scale may make it more economical for CSPs, MSOs or OEMs to develop their own in-house processes and systems, which may render some of our products and services less valuable or eventually obsolete. Our competitors include firms that provide comprehensive information systems and managed services solutions, systems integrators, clearinghouses and service bureaus. Many of our competitors have long operating histories, large customer bases, substantial financial, technical, sales, marketing and other resources, and strong name recognition.

        Current and potential competitors have established, and may establish in the future, cooperative relationships among themselves or with third parties to increase their ability to address the needs of our current or prospective customers. In addition, our competitors have acquired, and may continue to acquire in the future, companies that may enhance their market offerings. Accordingly, new competitors or alliances among competitors may emerge and rapidly acquire significant market share. As a result, our competitors may be able to adapt more quickly than us to new or emerging technologies and changes in customer requirements, and may be able to devote greater resources to the promotion and sale of their products. These relationships and alliances may also result in transaction pricing pressure which could result in large reductions in the selling price of our services. Our competitors or our customers' in-house solutions may also provide services at a lower cost, significantly increasing pricing pressure on us. We may not be able to offset the effects of this potential pricing pressure. Our failure to adapt to changing market conditions and to compete successfully with established or new competitors may have a material adverse effect on our results of operations and financial condition. In particular, a failure to offset competitive pressures brought about by competitors or in-house solutions developed by AT&T could result in a substantial reduction in or the outright termination of our contract with AT&T, which would have a significant, negative and material impact on our business.

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

        In addition, our business interruption insurance may be insufficient to compensate us for losses or liabilities that may occur. Any interruptions in our systems or services could damage our reputation and substantially harm our business and results of operations.

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

        We are also subject to the credit risk of our customers and customers with liquidity issues may lead to bad debt expense for us. Most of our sales are on an open credit basis, with typical payment terms of 30 days in the United States and, because of local customs or conditions, longer payment terms in some markets outside the United States. We use various methods to screen potential customers and establish appropriate credit limits, but these methods cannot eliminate all potential bad credit risks and may not prevent us from approving applications that are fraudulently completed. Moreover, businesses that are good credit risks at the time of application may become bad credit risks over time and we may fail to detect this change. We maintain reserves we believe are adequate to cover exposure for doubtful accounts. If we fail to adequately assess and monitor our credit risks, we could experience longer payment cycles, increased collection costs and higher bad debt expense. A decrease in accounts receivable resulting from an increase in bad debt expense could adversely affect our liquidity. Our exposure to credit risks may increase if our customers are adversely affected by the difficult macroeconomic environment, or if there is a continuation or worsening of the economic environment. Although we have programs in place that are designed to monitor and mitigate the associated risk, including monitoring of particular risks in certain geographic areas, there can be no assurance that such programs will be effective in reducing our credit risks or the incurrence of additional losses. Future and additional losses, if incurred, could harm our business and have a material adverse effect on our business operating results and financial condition. Additionally, to the degree that the recent turmoil in the credit markets makes it more difficult for some customers to obtain financing, those customers' ability to pay could be adversely impacted, which in turn could have a material adverse impact on our business, operating results, and financial condition.

The Financial and Operating Difficulties in the Telecommunications Sector May Negatively Affect Our Customers and Our Company.

        The telecommunications sector has faced significant challenges resulting from excess capacity, poor operating results and financing difficulties. The sector's financial status has at times been uncertain and access to debt and equity capital has been seriously limited. The impact of these events on us could include slower collection on accounts receivable, higher bad debt expense, uncertainties due to possible customer bankruptcies, lower pricing on new customer contracts, lower revenues due to lower usage by the end customer and possible consolidation among our customers, which will put our customers and operating performance at risk. In addition, because we operate in the communications sector, we may also be negatively impacted by limited access to debt and equity capital.

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

        Our business also depends upon the capacity, reliability and security of the infrastructure owned and managed by third parties, including our vendors and customers, that is used by our technology interoperability services, network services, number portability services, call processed services and enterprise solutions. We have no control over the operation, quality or maintenance of a significant portion of that infrastructure and whether those third parties will upgrade or improve their software, equipment and services to meet our and our customers' evolving requirements. We depend on these companies to maintain the operational integrity of our services. If one or more of these companies is unable or unwilling to supply or expand its levels of services to us in the future, our operations could be severely interrupted. In addition, rapid changes in the communications industry have led to industry consolidation. This consolidation may cause the availability, pricing and quality of the services we use to vary and could lengthen the amount of time it takes to deliver the services that we use.

Our Failure to Protect Confidential Information and Our Network Against Security Breaches Could Damage Our Reputation and Substantially Harm Our Business and Results of Operations.

        A significant barrier to online commerce is concern about the secure transmission of confidential information over public networks. The encryption and authentication technology licensed from third parties on which we rely to securely transmit confidential information, including credit card numbers, may not adequately protect customer transaction data. Any compromise of our security could damage our reputation and expose us to risk of loss or litigation and possible liability or fines which could substantially harm our business and results of operation. Although we carry general liability insurance, our insurance may not cover potential claims of this type or may not be adequate to cover all costs incurred in defense of potential claims or to indemnify us for all liability that may be imposed. In addition, anyone who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations. We may need to expend significant resources to protect against security breaches or to address problems caused by breaches.

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

        We have made, and in the future intend to make, acquisitions of, and investments in, companies, technologies or products in existing, related or new markets for us which we believe may enhance our market position or strategic strengths. However, we cannot be sure that any acquisition or investment will ultimately enhance our products or strengthen our competitive position. Acquisitions involve numerous risks, including but not limited to: (1) diversion of management's attention from other operational matters; (2) inability to identify acquisition candidates on terms acceptable to us or at all, or inability to complete acquisitions as anticipated or at all; (3) inability to realize anticipated benefits; (4) failure to commercialize purchased technologies; (5) inability to capitalize on characteristics of new markets that may be significantly different from our existing markets; (6) exposure to operational risks, rules and regulations to the extent such activities are located in countries where we have not historically done business; (7) inability to obtain and protect intellectual property rights in key technologies; (8) ineffectiveness of an acquired company's internal controls; (9) impairment of acquired intangible assets as a result of technological advancements or worse-than-expected performance of the acquired company or its product offerings; (10) unknown, underestimated and/or undisclosed commitments or liabilities; (11) excess or underutilized facilities; and (12) ineffective integration of operations, technologies, products or employees of the acquired companies. In addition, acquisitions may disrupt our ongoing operations and increase our expenses and harm our results of operations or financial condition. Future acquisitions could also result in potentially dilutive issuances of equity securities, the incurrence of debt, which may reduce our cash available for operations and other uses, an increase in contingent liabilities or an increase in amortization expense related to identifiable assets acquired, each of which could materially harm our business, financial condition and results of operations.

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

        We operate as a public company, and will continue to incur significant legal, accounting and other expenses as we comply with the Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the Securities and Exchange Commission and the NASDAQ Global Market, including recent changes under the Dodd-Frank Wall Street Reform and Consumer Protection Act. These rules impose various new requirements on public companies, including requiring changes in corporate governance practices. Our management and other personnel will continue to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect these new rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantial costs to maintain the same or similar coverage. These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

        Section 404 of the Sarbanes-Oxley Act of 2002 requires that we include in our annual report our assessment of the effectiveness of our internal control over financial reporting and our audited financial statements as of the end of each fiscal year. We successfully completed our assessment of our internal control over financial reporting as of December 31, 2011. Our continued compliance with Section 404 will require that we incur substantial expense and expend significant management time on compliance related issues. We currently do not have an internal audit group and we will evaluate the need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. In future years, if we fail to timely complete this assessment, there may be a loss of public confidence in our internal control, the market price of our stock could decline and we could be subject to regulatory sanctions or investigations by the NASDAQ Global Market, the Securities and Exchange Commission or other regulatory authorities, which would require additional financial and management resources. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to timely meet our regulatory reporting obligations.

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

Changes in, or Interpretations of, Tax Rules and Regulations, Could Adversely Affect our Effective Tax Rates.

        Unanticipated changes in our tax rates could affect our future results of operations. Our future effective tax rates could be unfavorably affected by changes in tax laws or the interpretation of tax laws or by changes in the valuation of our deferred tax assets and liabilities. It is possible that future requirements, including the recently proposed implementation of International Financial Reporting Standards, or IFRS, could change our current application of U.S. GAAP, resulting in a material adverse impact on our financial position or results of operations. In addition, we are subject to the continued examination of our income tax returns by the IRS and other domestic tax authorities. We regularly assess the likelihood of outcomes resulting from these examinations, if any, to determine the adequacy of our provision for income taxes. We believe such estimates to be reasonable, but there can be no assurance that the final determination of any of these examinations will not have an adverse effect on our operating results and financial position.

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

        We are a Delaware corporation and the anti-takeover provisions of the Delaware General Corporation Law may discourage, delay or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the person becomes an interested stockholder, even if a change of control would be beneficial to our existing stockholders. In addition, our amended and restated certificate of incorporation and bylaws may discourage, delay or prevent a change in our management or control over us that stockholders may consider favorable. Our amended and restated certificate of incorporation and bylaws:

  •
  authorize the issuance of "blank check" preferred stock that could be issued by our board of directors to thwart a takeover attempt;

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        In 2011, we entered into a new ten year lease for approximately 80,000 square feet of office space for our corporate headquarters in Bridgewater, New Jersey, effective January 2012. In addition to our principal office space in Bridgewater, New Jersey, we lease facilities and offices in Bethlehem, Pennsylvania, Chicago, Illinois, Tucson, Arizona, Fairpoint, New York, Bellevue, Washington, San Jose, California, Galway, Ireland, Marseille, France, Bucharest, Romania, and Bangalore, India. Our lease for our 61,000 square foot facility in Bethlehem, Pennsylvania expires in 2019, our lease for our 47,000 square foot facility in Tucson, Arizona expires in 2021, and our lease for our 47,462 square foot facility in Bangalore, India expires in 2014. Lease terms for our other locations expire in 2012 to 2016 and 2023. We believe that the facilities we now lease, including our new Bethlehem facility, are sufficient to meet our needs through at least the next 12 months. However, we may require additional office space after that time or if our current business plans change, and we are currently evaluating expansion possibilities.

ITEM 3.    LEGAL PROCEEDINGS

        On September 5, 2008, September 18, 2008, and September 23, 2008, three complaints were filed against us and certain of our officers and directors in the United States District Court for the District of New Jersey purportedly on behalf of a class of shareholders who purchased our common stock between February 4, 2008 and June 9, 2008 (the "Securities Law Actions"). The complaints were consolidated and an amended complaint was filed by the plaintiffs on March 13, 2009. The plaintiffs in each complaint asserted claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. They alleged that certain of our public disclosures regarding our financial prospects during the proposed class period were false and/or misleading. The principal allegation set forth in each complaint was that we issued misleading statements concerning our business prospects relating to the activation of Apple Inc.'s iPhone product. On April 7, 2010, the Court granted our Motion to Dismiss all of the claims against all of the defendants without prejudice. On August 9, 2010, the parties filed a notice of voluntary dismissal with prejudice, noting that the plaintiff was dismissing the case without receiving payment of any kind.

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

        On January 4, 2011, we filed a complaint in the United States District Court for the District of Wisconsin (Civ Act. No. 11-CV-02) against Dashwire, Inc. ("Dashwire"), claiming that Dashwire has infringed, and continues to infringe, several of our patents. We filed an Amended Complaint against Dashwire on April 22, 2011. As a result of these claims, Dashwire filed a complaint against us in the same court asserting that we are infringing two of the Dashwire patents which it recently acquired from Intellectual Venture Partners. On July 29, 2011, we entered into a patent license and settlement agreement with Dashwire whereby Dashwire will take a limited license to certain of our specific cloud management patents. Under the agreement, we received a lump-sum payment and will receive future royalties from Dashwire. In accordance with the terms of the patent license and settlement agreement the parties dismissed the above complaints.

        Except for the above claims, we are not currently subject to any legal proceedings that could have a material adverse effect on our operations; however, we may from time to time become a party to various legal proceedings arising in the ordinary course of our business. For instance, On August 26, 2011, we filed a complaint in the United States District Court for the District of New Jersey (Civ Act. No. 11-4947 (FLW/LHG) against NewBay Software, Inc. and Newbay Software, Ltd. (collectively, "Newbay"), claiming that Newbay has infringed, and continues to infringe, several of our patents. On November 28, 2011, Newbay filed an answer to our complaint and asserted certain counterclaims that our patents at issue are invalid. In addition, on October 4, 2011, we filed a complaint in the United States District Court for the District of New Jersey (Civ Act. No. 3:11-cv-05811 FLW-TJB) against Assurion, Inc. ("Assurion"), claiming that Assurion has infringed, and continues to infringe, several of our patents. On February 3, 2012, Assurion filed an answer to our complaint and asserted certain counterclaims that our patents at issue are invalid. We believe that both the Newbay and Assurion claims are without merit, and we intend to defend all of such claims. Due to the inherent uncertainties of litigation, we cannot predict the outcome of the actions at this time.

ITEM 4.    [REMOVED AND RESERVED]

PART II

ITEM 5.    Market Information

        Our common stock is traded over-the-counter and is listed on the NASDAQ Global Select Market under the symbol "SNCR." We began trading on the NASDAQ National Market on June 19, 2006. The following table sets forth, for each period during the past two years, the high and low sale prices as reported by NASDAQ.

2011	High	Low
First Quarter	$35.43	$26.04
Second Quarter	$35.79	$26.28
Third Quarter	$35.90	$23.27
Fourth Quarter	$34.00	$22.54

2010	High	Low
First Quarter	$20.89	$15.65
Second Quarter	$22.07	$18.20
Third Quarter	$20.27	$14.63
Fourth Quarter	$29.80	$17.54

        As of February 13, 2012, there were approximately 154 holders of record of our common stock. On February 13, 2012, the last reported sale price of our common stock as reported on the NASDAQ Global Select Market was $34.43 per share.

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

Equity Compensation Plan Information

        The following table provides information as of December 31, 2011 with respect to the shares of our common stock that may be issuable under our existing equity compensation plans.

        The following information is as of December 31, 2011:

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights	Weighted-Average Exercise Price of Outstanding Options and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	4,210,886	$19.36	2,995,425
Equity compensation plans not approved by security holders	86,500	$19.32	—

Totals	4,297,386	$19.36	2,995,425

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

Stock Performance Graph

        The graph set forth below compares the cumulative total stockholder return on our common stock between June 19, 2006 (the date our common stock began trading on NASDAQ and December 31, 2011, with the cumulative total return of (i) the NASDAQ Computer Index and (ii) the NASDAQ Composite Index, over the same period. This graph assumes the investment of $100 on June 19, 2006 in our common stock, the NASDAQ Computer Index and the NASDAQ Composite Index, and assumes the reinvestment of dividends, if any. The graph assumes the initial value of our common stock on June 19, 2006 was the closing sales price of $8.50 per share.

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

	6/19/06	12/29/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
Synchronoss Technologies, Inc	100	161	417	125	144	314	355
Nasdaq Composite Index	100	114	126	75	72	126	123
Nasdaq Computer Index	100	118	144	77	80	154	155

ITEM 6.    SELECTED FINANCIAL DATA

        The following selected financial data should be read in conjunction with our consolidated financial statements and related notes and the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other financial data included elsewhere in this Form 10-K. The selected statements of operations and the selected balance sheet data are derived from our consolidated audited financial statements.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands, except per share data)
Statements of Operations Data:
Net revenues	$229,084	$165,969	$128,805	$110,982	$123,538
Costs and expenses:
Cost of services*	106,595	83,217	64,455	53,528	55,305
Research and development	41,541	26,008	13,153	11,049	10,629
Selling, general and administrative	44,886	33,743	23,650	21,718	18,531
Net change in contingent consideration obligation	2,954	4,295	—	—	—
Depreciation and amortization	14,739	9,403	8,499	6,656	5,237

Total costs and expenses	210,715	156,666	109,757	92,951	89,702

Income from operations	18,369	9,303	19,048	18,031	33,836
Interest and other income	1,810	1,058	526	2,369	3,974
Interest and other expense	(1,820)	(1,264)	(741)	(96)	(66)

Income before income tax expense	18,359	9,097	18,833	20,304	37,744
Income tax expense	(3,233)	(5,223)	(6,536)	(8,424)	(13,988)

Net income attributable to common stockholders	$15,126	$3,874	$12,297	$11,880	$23,756

Net income attributable to common stockholders per common share:
Basic	$0.44	$0.12	$0.40	$0.38	$0.74

Diluted	$0.43	$0.12	$0.39	$0.37	$0.71

Weighted-average common shares outstanding:
Basic	37,372	31,971	30,813	31,619	32,215

Diluted	38,619	33,011	31,145	32,187	33,375

*
Cost of services excludes depreciation and amortization which is shown separately.

	As of December 31,
	2011	2010	2009	2008	2007
	(In thousands)
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$152,576	$189,635	$97,684	$78,763	$95,857
Working capital	152,886	203,796	108,336	91,248	113,004
Total assets	398,618	340,399	172,559	145,319	139,018
Lease financing obligation—long-term	9,241	9,205	9,150	6,685	—
Contingent consideration obligation—long-term	8,432	16,915	—	—	—
Total stockholders' equity	334,563	288,023	146,464	124,338	126,791

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        This annual report on Form 10-K, particularly Management's Discussion and Analysis of Financial Condition and Results of Operations set forth below, contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to risks and uncertainties and are based on the beliefs and assumptions of our management as of the date hereof based on information currently available to our management. Use of words such as "believes," "expects," "anticipates," "intends," "plans," "should, "continues," "likely" or similar expressions, indicate a forward-looking statement. Forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions. Actual results may differ materially from the forward-looking statements we make. We discuss factors that we believe could cause or contribute to these differences below and elsewhere in this Annual Report on Form 10-K, including those set forth under "Risk Factors". We caution investors not to place substantial reliance on the forward-looking statements included in this report on Form 10-K. These statements speak only as of the date of this report (unless another date is indicated), and we undertake no obligation to update or revise the statements in light of future developments.

        The following discussion should be read in conjunction with the Consolidated Financial Statements and the related notes that appear elsewhere in this document. All numbers are expressed in thousands unless otherwise stated.

Overview

        We are a leading provider of on-demand transaction management solutions. Such transactions include device and service procurement, provisioning, activation, intelligent connectivity management and content synchronization that enable communications service providers (CSPs), cable operators/multi-services operators (MSOs), original equipment manufacturers (OEMs) with embedded connectivity (e.g. smartphones, laptops, tablets and mobile Internet devices, among others), e-Tailers/retailers and other customers to accelerate and monetize their go-to-market strategies for connected devices. This includes automating subscriber activation, order management, upgrades, service provisioning and connectivity and content management from any channel (e.g., e-commerce, telesales, enterprise, indirect and other retail outlets, etc.) to any communication service (e.g., wireless (2G, 3G, (EV-DO and HSPA), 4G, (LTE and WiMAX)), high speed access, local access, IPTV, cable, satellite TV, etc.) across any connected device type and content transfer. Our solutions touch all aspects of connected devices on the mobile Internet.

        Our ConvergenceNow®, ConvergenceNow® Plus+TM and InterconnectNowTM platforms provide end-to-end seamless integration between customer-facing channels/applications, communication services, or devices and "back-office" infrastructure-related systems and processes. Our customers rely on our solutions and technology to automate the process of activation and content management for their customer's devices while delivering additional communication services. Our platforms are designed to be flexible and scalable to enable multiple converged communication services to be managed across multiple distribution channels, including e-commerce, m-commerce, telesales, customer stores, indirect and other retail outlets, etc., allowing us to meet the rapidly changing and converging services and connected devices offered by our customers. We enable our customers to acquire, retain and service subscribers quickly, reliably and cost-effectively by simplifying the processes associated with managing the customer experience for procuring, activating, connecting and synchronizing connected devices and services through the use of our platforms. The extensibility, scalability and relevance of our platforms enable new revenue streams for our customers through new subscriber acquisitions, sale of new devices, accessories and new value-added service offerings in the cloud, while optimizing their cost of operations and enhancing customer experience.

        We currently have operations in North America, Europe and Asia. We market our solutions and services directly through our sales organizations in North America and Europe.

        Our industry-leading customers include tier 1 service providers such as AT&T Inc., Verizon Wireless and Vodafone, tier 1 cable operators/MSOs like Cablevision, Comcast, and Time Warner Cable and large OEMs/e-Tailers such as Apple, Dell, Panasonic, Sony and Nokia. These customers utilize our platforms, technology and services to service both consumer and business customers, including over 300 of the Fortune 500 companies.

Revenues

        We generate a substantial portion of our revenues on a per-transaction basis, most of which is derived from contracts that extend up to 60 months from execution. For the years ended December 31, 2011 and 2010, we derived approximately 77% and 79%, respectively, of our revenues from transactions processed and subscription arrangements. The remainder of our revenues was generated by professional services and licenses.

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

        All of our revenues are substantially recorded in the US dollar but as we continue to expand our footprint with international carriers and increase the extent of recording our international activities in local currencies we will become subject to currency translation risk that could affect our future net sales.

        We currently derive a significant portion of our revenues from one customer, AT&T. For the year ended December 31, 2011, AT&T accounted for approximately 51% of our revenues, compared to 62% for the year ended December 31, 2010. Our agreement with AT&T was automatically renewed in 2011 through December of 2012 and will automatically renew each year unless either party notifies the other of its intention not to renew at least sixty days prior to the end of the then-current term. This agreement defines the work activities, transaction pricing, forecasting process, service level agreements and remedies associated with certain services performed by us for AT&T's ecommerce organization. The agreement provides for AT&T to pay us (i) a monthly hosting fee, (ii) a fee based on the number of transactions processed through our technology platform, (iii) a fee based on manual processing services and (iv) fees for professional services rendered by us. A copy of this agreement has been previously filed with the Securities & Exchange Commission. In 2011, both Verizon Wireless and Time Warner Cable represented greater than 10% of our revenue for the year.

        Our five largest customers, for the year ended December 31, 2011 were AT&T, Level 3 Communications, Time Warner Cable, Verizon Wireless, and Vodafone, which accounted for approximately 86% of our revenues, compared to 83% of our revenues from our five largest customers, AT&T, Level 3 Communications, Time Warner Cable, Verizon Wireless, and Vonage, for the year ended December 31, 2010. See "Risk Factors" for certain matters bearing risks on our future results of operations.

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

        Selling, general and administrative expense consists of personnel costs including salaries, sales commissions, sales operations and other personnel-related expense, travel and related expense, trade shows, costs of communications equipment and support services, facilities costs, consulting fees and costs of marketing programs, such as internet and print. General and administrative expense consists primarily of salaries and other personnel-related expense for our executive, administrative, legal, finance and human resources functions, facilities, professional services fees, audit, tax and bad debt expense.

        Depreciation and amortization relates to our property and equipment and includes our network infrastructure and facilities. Amortization relates to the trademarks, customer lists and technology acquired from Wisor in 2008 and from FusionOne in 2010.

        Net change in contingent consideration obligation consists of the changes to the fair value estimate of the obligation to the FusionOne and SKS former equity holders. The estimate was based on the weighted probability achievements of certain financial targets for the period from July 1, 2010 through December 31, 2011. On April 29, 2011 we executed a settlement and amendment agreement with the FusionOne equity holders, including existing employees, which included a determination of the aggregate Earn-out amount and the Earn-out payment dates. As a result of this agreement the Company paid approximately $11.1 million in cash and issued approximately 330 thousand shares of stock (valued at the closing market price at the date of settlement) during 2011. We will also pay approximately $2.3 million during Q1 2012 as a result of this agreement.

        Interest and other expense consist of interest on our lease financing obligations, foreign currency transaction losses and other non-operating expenses.

Current Trends Affecting Our Results of Operations

        Our on-demand business model enables delivery of our proprietary solutions over the Web as a service and has been driven by market trends such as various forms of device activations, order provisioning, local and mobile number portability, the implementation of new technologies, subscriber growth, competitive churn, network changes, growth of the emerging device market (i.e., smartphones, tablets, connected consumer electronics devices, etc.), need for cloud based content back up and synchronization, and universal connectivity platform for all connected devices and consolidations in the industry. In particular, the emergence of order provisioning of e-commerce transactions for smartphone devices, wireless, VoIP, L/MNP, and other communication services surrounding the convergence of bundled services, as well as the recent cooperative activities between cable MSOs and wireless carriers have increased the need for our services and we believe will continue to be a source of growth for us. New and emerging players looking to offer wireless services also look towards us as a source of knowledge and technology.

        To support our expected growth driven by the favorable industry trends mentioned above, we continue to look for opportunities to improve our operating efficiencies, such as the utilization of offshore technical and non-technical resources for our exception handling center management as well as routine software maintenance activities. We believe that these opportunities will continue to provide future benefits and position us to support revenue growth. In addition, we anticipate further automation of the transactions generated by our more mature customers and additional transaction types. Our cost of services can fluctuate from period to period based upon the level of automation and the on-boarding of new transaction types.

        We continue to advance our plans for the expansion of our platforms' footprint with international carriers to support connected devices and multiple networks through our focus on transaction management and cloud based services for back up and synchronization. Our initiatives with AT&T, Verizon Wireless, Vodafone and other CSPs continue to grow along with our account presence with connected device OEM's. We are also exploring additional opportunities through merger and acquisition activities to support our customer, product and geographic diversification strategies.

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

Revenue Recognition and Deferred Revenue

        We provide services principally on a transactional basis or, at times, on a fixed fee basis and recognize the revenues as the services are performed or delivered as discussed below:

        Transactional and Subscription Service Arrangements:    Transaction and subscription revenues represented approximately 77%, 79%, and 83% of our revenues for the years ended December 31, 2011, 2010 and 2009, respectively. Transaction and subscription revenues consist of revenues derived from the processing of transactions through our service platforms, providing enterprise portal management services on a subscription basis and maintenance agreements on software licenses. Transaction service arrangements include services such as equipment orders, new account set-up and activation, number port requests, credit checks and inventory management.

        Transaction revenues are principally based on a contractual price per transaction and are recognized based on the number of transactions processed during each reporting period. Revenues are recorded based on the total number of transactions processed at the applicable price established in the relevant contract. The total amount of revenues recognized is based primarily on the volume of transactions. Subscription revenues are recorded on a straight-line basis over the life of the contract for subscription services and maintenance contracts.

        Many of our contracts guarantee minimum volume transactions from the customer. In these instances, if the customer's total transaction volume for the period is less than the contractual amount, we record revenues at the minimum guaranteed amount. At times, transaction revenues may also include billings to customers based on the number of individuals dedicated to processing transactions. Set-up fees for transactional service arrangements are deferred and recognized on a straight-line basis over the life of the contract since these amounts would not have been paid by the customer without the related transactional service arrangement.

        Revenues are presented net of discounts, which are volume level driven, or credits, which are performance driven, and are determined in the period in which the volume thresholds are met or the services are provided.

        Professional Service Arrangements:    Professional service revenues represented approximately 22%, 17%, and 15% of our revenues for the years ended December 31, 2011, 2010 and 2009, respectively. Professional services, when sold with non-software transactional service arrangements, are accounted for separately when these services have value to the customer on a standalone basis. Professional services, when sold with software transactional service arrangements, are accounted for separately when these services have value to the customer on a standalone basis and there is objective and reliable evidence of the fair value of the professional services. When accounted for separately, professional service revenues are recognized on a monthly basis, as services are performed and all other elements of revenue recognition have been satisfied.

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

        Software License Arrangements:    Software license arrangements represented approximately 1%, 4% and 2% of our revenues for the years ended December 31, 2011, 2010 and 2009, respectively and primarily related to our Network Address Book Software, a component part of our ConvergenceNow® Plus+TM platform which we acquired from FusionOne. We recognize revenues when the license is delivered to our customers. When arrangements include multiple elements, we allocate the total arrangement consideration among the various elements using the residual method. Under the residual method, revenue is recognized when vendor-specific objective evidence (VSOE) of fair value exists for all of the undelivered elements of the arrangement, but does not exist for one or more of the delivered elements of the arrangement. Judgment is also involved in determining whether VSOE of fair value for the undelivered elements exists. Such judgments can impact the amount of revenue that we record in a given period.

        On January 1, 2011, we prospectively adopted accounting rules that changed the criteria for separating consideration in multiple-deliverable arrangements. The new rules changed the application of the residual method of allocation and require that the arrangement consideration be allocated at the inception of an arrangement to all deliverables using the relative selling price method. The relative selling price method allocates any discount in the arrangement proportionally to each deliverable on the basis of each deliverable's selling price. The selling price used for each deliverable will be based on VSOE if available, third-party evidence ("TPE") if vendor-specific objective evidence is not available, or estimated selling price ("ESP") if neither vendor-specific objective evidence nor third-party evidence is available. The adoption of the amended revenue recognition rules did not change the units of accounting for our revenue transactions. It also did not significantly change how we allocated the arrangement consideration to the various units of accounting or the timing of revenue. The impact of our adoption was not material to our consolidated financial statements for the year ended December 31, 2011.

        We determine VSOE for each element based on historical stand-alone sales to third-parties. When we are unable to establish selling prices using VSOE or TPE, we use ESP in our allocation of arrangement consideration. The objective of ESP is to determine the price at which we would transact a sale if the product or service were sold on a stand-alone basis. We determine ESP by considering multiple factors, including, but not limited to, geographies, market conditions, competitive landscape, internal costs, gross margin objectives, and pricing practices. ESP is generally used for offerings that are not typically sold on a stand-alone basis or for new or highly customized offerings.

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

        Deferred Revenue:    Deferred revenues primarily represent billings to customers for services in advance of the performance of services, with revenues recognized as the services are rendered, and also include the fair value of deferred revenues recorded as a result of acquisitions.

Service Level Standards

        Pursuant to certain contracts, we are subject to service level standards and to corresponding penalties for failure to meet those standards. All performance-related penalties are reflected as a corresponding reduction of our revenues. These penalties, if applicable, are recorded in the month incurred and were not significant for the years ended December 31, 2011, 2010 and 2009.

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

Income Taxes

        We account for the effects of income taxes that result from our activities during the current and preceding years. Under this method, deferred income tax liabilities and assets are based on the difference between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse or be utilized. The realization of deferred tax assets is contingent upon the generation of future taxable income. A valuation allowance is recorded if it is "more likely than not" that a portion or all of a deferred tax asset will not be realized.

        As of December 31, 2011, and 2010 we had total unrecognized tax benefit reserves of $533 thousand and $600 thousand which includes $31 thousand and $55 thousand for accumulated interest related to uncertain positions, respectively. Components of the reserve are classified as either current or long-term in the consolidated balance sheet based on when we expect each of the items to be settled. Accordingly, we recorded a long-term liability for unrecognized tax benefits of $533 thousand on the balance sheet at December 31, 2011 that would reduce the effective tax rate if recognized. We did not have a short term liability on the balance sheet at December 31, 2011. We record interest and penalties accrued in relation to uncertain income tax positions below the operating income line as a component of interest expense. Tax returns for years 2008 and thereafter are subject to future examination by tax authorities.

        In 2011, the net decrease in the reserve for unrecognized tax benefits was $43 thousand and the net decrease for interest benefit was $24 thousand. We expect that the amount of unrecognized tax benefits will change during fiscal year 2012; however, we do not expect the change to have a significant impact on our results of operations or financial position.

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

Stock-Based Compensation

        As of December 31, 2011, we maintain three stock-based compensation plans. Compensation cost is recognized for all share-based payments granted and is based on the grant-date fair value estimated using the weighted-average assumption of the Black-Scholes option pricing models. The equity instrument is not considered to be issued until the instrument vests. As a result, compensation cost is recognized over the requisite service period with an offsetting credit to additional paid-in capital. Compensation expense also includes the amortization on a straight-line basis over the remaining vesting period of the intrinsic values of the stock options granted prior to 2006.

        For our performance restricted stock awards we estimate the number of shares the recipient is to receive by applying a probability of achieving the performance goals. The actual number of shares the recipient receives is determined at the end of the annual performance period based on the results achieved versus goals based on our annual performance targets, such as operating income. Once the number of awards is determined, the compensation cost is fixed and continues to be recognized using the accelerated attribution recognition over the requisite service period. In addition, certain employees from our acquisition of FusionOne are eligible to receive contingent Earn-out payments. The share portion of the Earn-out is recorded as stock based compensation expense and is recorded over the performance period when it is probable that the performance targets will be achieved. This compensation cost will be fixed at the end of the Earn-out period, and therefore, is subject to volatility based on our stock price.

        We classify benefits of tax deductions in excess of the compensation cost recognized (excess tax benefits) as a financing cash inflow with a corresponding operating cash outflow. We included $3.6 million, $2.4 million and $147 thousand of excess tax benefits as a financing cash inflow for the years ended December 31, 2011, 2010 and 2009, respectively.

        We utilize the Black-Scholes option pricing model for determining the estimated fair value for stock-based awards. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Expected volatility was calculated based on our historical information of our stock. The average expected life was determined using historical stock option exercise activity. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant. We have never declared or paid cash dividends on our common or preferred equity and do not anticipate paying any cash dividends in the foreseeable future. Forfeitures are estimated based on the historical analysis of actual option forfeitures.

        The weighted-average assumptions used in the Black-Scholes option pricing model are as follows:

	For the Year Ended December 31,
	2011	2010	2009
Expected stock price volatility	69%	62%	62%
Risk-free interest rate	1.12%	2.45%	2.81%
Expected life of options (in years)	4.7	4.9	4.9
Expected dividend yield	0%	0%	0%

        The weighted-average fair value (as of the date of grant) of the options granted was $17.04, $11.18 and $6.67 per share for the year ended December 31, 2011, 2010 and 2009, respectively. The total stock-based compensation cost related to non-vested equity awards not yet recognized as an expense as of December 31, 2011 was approximately $34.7 million.

        During October 2009, the compensation committee of our board of directors approved amendments to stock options held by certain employees to permit transferability of such options to family members. As a result of the amendments, options to purchase an aggregate of 401,962 shares of our common stock no longer qualify as "incentive stock options" under Section 422 of the Internal Revenue Code of 1986, as amended. Accordingly, we treated the amended stock options as if they were non-qualified stock options since inception, which resulted in a deferred tax asset of approximately $1.7 million. Also, there was no incremental compensation cost associated with each amended stock option resulting from the measurement of the excess of the fair value of the stock option immediately following its amendment over the fair value of the stock option immediately prior to its amendment based on the share price and other pertinent factors at that date.

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

        The change in the carrying amount of goodwill for the year ended December 31, 2011 is as follows:

Balance at December 31, 2010	$19,063
Acquired goodwill	37,191
Reclassifications, adjustments and other	(1,637)

Balance at December 31, 2011	$54,617

        The reclassifications, adjustment and other of $1.6 million is primarily related to adjustments to our deferred taxes as a result of changes in the apportionment used related to our state effective tax rate.

Results of Operations

  Year ended December 31, 2011, compared to the Year ended December 31, 2010

        The following table presents an overview of our results of operations for the years ended December 31, 2011 and 2010.

	Year Ended December 31,
	2011		2010		2011 vs 2010
	$	% of Revenue	$	% of Revenue	$ Change	% Change
	(in thousands)
Net revenue	$229,084	100.0%	$165,969	100.0%	$63,115	38.0%

Cost of services*	106,595	46.5%	83,217	50.1%	23,378	28.1%
Research and development	41,541	18.1%	26,008	15.7%	15,533	59.7%
Selling, general and administrative	44,886	19.6%	33,743	20.3%	11,143	33.0%
Net change in contingent consideration obligation	2,954	1.3%	4,295	2.6%	(1,341)	(31.2)%
Depreciation and amortization	14,739	6.4%	9,403	5.7%	5,336	56.7%

	210,715	92.0%	156,666	94.4%	54,049	34.5%

Income from operations	$18,369	8.0%	$9,303	5.6%	$9,066	97.5%

*
Cost of services excludes depreciation and amortization which is shown separately.

        Net Revenues.    Net revenues increased by $63.1 million to $229.1 million in 2011, compared to 2010. This increase was primarily due to increased transaction volumes and expansion into new programs from our top five customer relationships. Transaction and subscription revenues recognized for the years ended December 31, 2011 and 2010 represented 77.0% or $176.4 million and 78.5% or $130.4 million of net revenues, respectively. Net revenues related to AT&T increased $14.3 million to $116.7 million for 2011, compared to 2010. AT&T represented 50.9% and 61.7% of our revenues for 2011 and 2010, respectively. Net revenues outside of AT&T increased by $48.8 million to $112.4 million for 2011, compared to 2010. Net revenues outside of AT&T represented 49.1% and 38.3% of our revenues in 2011 and 2010, respectively. Professional service revenues as a percentage of sales were 22.1% or $50.5 million in 2011, compared to 17.3% or $28.7 million in 2010. The increase in professional services revenue is primarily due to the expansion of services due to new projects with existing customers. License revenues decreased $4.7 million to $2.2 million or 1.0% of net revenues for 2011, as compared to 2010. The decrease in license revenues is primarily due to an offerings shift to subscription pricing related to our Network Address Book Software, a component part of our ConvergenceNow® Plus+TM platform which we acquired from FusionOne.

  Expense

        Cost of Services.    Cost of services increased $23.4 million to $106.6 million in 2011, compared to 2010, due primarily to an increase of $10.6 million for outside consultants related to growth in existing and new programs with our customers. There was an increase of $8.4 million in our personnel and related costs and an increase of $912 thousand in stock-based compensation in 2011, compared to 2010. The increase in personnel and related costs and stock-based compensation was due primarily to an increase in headcount as a result of our continued growth in existing and new programs with our current customers. In addition, there was an increase of $3.4 million in telecommunication and facility costs related to the increased call volume and capacity associated with our existing and new Arizona data facilities. Cost of services as a percentage of net revenues decreased to 46.5% for 2011, as compared to 50.1% for 2010 as a result of increases in technology based revenues which have higher margins.

        Research and Development.    Research and development expense increased approximately $15.5 million to $41.5 million in 2011, compared to 2010, due to headcount increases. Personnel and related costs increased $9.2 million and stock-based compensation increased $2.4 million. The increase in personnel and related costs and stock-based compensation was due primarily to an increase in headcount through acquisitions and our continued expansion as we further expand the capabilities of our offerings, as well as investing in several early-stage customer deployments that we believe have the potential to scale. In addition, there was an increase of $3.8 million in outside consultants expense related to growth in existing and new programs with our customers and an increase of $220 thousand in telecommunication and facility costs related to the increase in headcount and the utilization of our expanded resources. Research and development expense as a percentage of net revenues increased to 18.1% for 2011, compared to 15.7% in 2010.

        Selling, General and Administrative.    Selling, general and administrative expenses increased $11.1 million to $44.9 million in 2011, compared to 2010, primarily due to increased headcount. Personnel and related costs increased by $5.5 million and stock-based compensation expense increased by $5.1 million. The increase in personnel and related costs and stock-based compensation was due primarily to an increase in headcount as a result of our acquisitions and continued growth and the increase in the fair value of our stock awards which was due to the increase of our stock price. Also included in the increase in personnel and related costs and in stock-based compensation costs were costs of $2.4 million related to the vesting of the FusionOne employee Earn-out during 2011. Additionally, we had an increase of $699 thousand in professional fees associated with increased legal activity related to the FusionOne Earn-out settlement and patent related services, and an increase of $168 thousand for outside consultants related to our expanded marketing efforts offset by a decrease of $497 thousand in acquisition related costs. Selling, general and administrative expense as a percentage of net revenues increased to 19.6% for 2011, as compared to 20.3% for 2010.

        Depreciation and amortization.    Depreciation and amortization expense increased $5.3 million to $14.7 million in 2011, compared to 2010, primarily related to the amortization of our newly acquired intangible assets of FusionOne and the continued expansion of our platforms. This increase was offset by the completion of the depreciation of certain assets which, for accounting purposes, have reached the end of their respective useful lives. Depreciation and amortization expense as a percentage of net revenues increased to 6.4% for 2011, as compared to 5.7% for 2010.

        Net change in contingent consideration obligation.    The fair value change in the contingent consideration liability related to the equity-holders' Earn-out resulted in additional expense of $3.0 million for the year ended December 31, 2011. Changes in the contingent consideration obligation are driven by the fair value estimates related to our acquisitions of FusionOne and SKS. The change in the estimate of the fair value of the contingent consideration obligation related to the FusionOne Earn-out is primarily due to the changes in our stock price prior to the amendment and settlement of the FusionOne Earn-out. The change in the estimate of the fair value of the contingent consideration obligation related to the SKS Earn-out is due to changes to the weighted probability of achieving product milestones and operational efficiencies for the SKS Earn-out.

        Income from Operations.    Income from operations increased $9.1 million to $18.4 million in 2011, compared to 2010. This increase was due primarily to increased revenues that resulted from increased transaction volumes and expansion into new programs with our largest customers. Income from operations as a percentage of net revenues increased to 8.0% for 2011, as compared to 5.6% for 2010.

        Interest and other income.    Interest and other income increased $752 thousand to $1.8 million in 2011, compared to 2010. Interest and other income increased primarily due to increased interest income from increased cash balances and rates on our investments and increased gains on foreign currency transactions.

        Interest and other expense.    Interest expense increased $556 thousand to $1.8 million in 2011, compared to 2010. Interest and other expense increased primarily due to foreign currency fluctuations losses on increased foreign denominated monetary assets.

        Income Tax.    During 2011 and 2010, we recognized approximately $3.2 million and $5.2 million in income tax expense, respectively. Our effective tax rate was approximately 17.6% and 57.4% during 2011 and 2010, respectively. In 2011, our effective tax rate was lower than our US federal statutory rate primarily due to the favorable tax impact of the utilization of our federal NOL's resulting from the additional consideration paid to the FusionOne equity holders during 2011, the favorable impact of R&D tax credits, and the impact of income in foreign jurisdictions, which have lower tax rates than the US offset by the unfavorable tax impact of the fair market value adjustment for the contingent consideration obligations related to the Earn-outs.

        We expect to be exposed to fluctuations in our effective rate during the Earn-out period for our contingent consideration liabilities. Due to the nature of these transactions we may experience significant adjustments to fair value of the contingent consideration obligation depending on the outcome of the target achievements.

        A reconciliation of the beginning and ending amounts of unrecognized tax benefits for the twelve months ended December 31, 2011 is as follows:

Unrecognized tax benefit at December 31, 2010	$600
Additions for tax positions of prior periods	35
Decreases for tax positions of prior periods	(78)
Additions for tax positions of current periods	187
Reductions related to the expiration of statutes of limitations	(211)

Unrecognized tax benefit at December 31, 2011	$533

  Year ended December 31, 2010, compared to the Year ended December 31, 2009

        The following table presents an overview of our results of operations for the years ended December 31, 2010 and 2009.

	Year Ended December 31,
	2010		2009		2010 vs 2009
	$	% of Revenue	$	% of Revenue	$ Change	% Change
	(in thousands)
Net revenue	$165,969	100.0%	$128,805	100.0%	$37,164	28.9%

Cost of services*	83,217	50.1%	64,455	50.0%	18,762	29.1%
Research and development	26,008	15.7%	13,153	10.2%	12,855	97.7%
Selling, general and administrative	33,743	20.3%	23,650	18.4%	10,093	42.7%
Net change in contingent consideration obligation	4,295	2.6%	—	—	4,295	100.0%
Depreciation and amortization	9,403	5.7%	8,499	6.6%	904	10.6%

	156,666	94.4%	109,757	85.2%	46,909	42.7%

Income from operations	$9,303	5.6%	$19,048	14.8%	$(9,745)	(51.2)%

*
Cost of services excludes depreciation and amortization which is shown separately.

        Net Revenues.    Net revenues increased by $37.2 million to $166.0 million in 2010, compared to 2009. This increase was primarily due to increased transaction volumes and expansion into new programs from our AT&T and Time Warner Cable relationships and due to our FusionOne acquisition which contributed additional license and subscription revenues in 2010. Net revenues related to AT&T increased $18.7 million to $102.4 million for 2010, compared to 2009. AT&T represented 61.7% and 64.9% of our revenues for 2010 and 2009, respectively. Net revenues outside of AT&T increased by $17.8 million in 2010 compared to 2009. Net revenues outside of AT&T represented 38.3% and 35.1% of our revenues in 2010 and 2009, respectively. Transaction and subscription revenues recognized for the years ended December 31, 2010 and 2009 represented 78.5% or $130.4 million and 83.4% or $107.4 million of net revenues, respectively. Professional service revenues as a percentage of sales were 17.3% or $28.7 million in 2010, compared to 15.2% or $19.6 million in 2009. As a result of the FusionOne acquisition, license revenues increased $5.1 million to $6.9 million or 4.2% of net revenues for 2010 as compared to 2009.

  Expense

        Cost of Services.    Cost of services increased $18.8 million to $83.2 million in 2010, compared to 2009, due primarily to an increase of $7.3 million for outside consultants related to growth in existing and new programs with our customers. There was an increase of $6.3 million in our personnel and related costs and an increase of $1.9 million in stock-based compensation in 2010, compared to 2009. The increase in personnel and related costs and stock-based compensation was due primarily to an increase in headcount as a result of the FusionOne acquisition and our continued global expansion. In addition, there was an increase of $3.5 million in telecommunication and facility costs related to the increased call volume and capacity associated with our data facilities and our expansions related to the FusionOne acquisition offset by a decrease of $382 thousand in license fees related to our 2009 ATG license purchase. Cost of services as a percentage of net revenues increased to 50.1% for 2010, as compared to 50.0% for 2009.

        Research and Development.    Research and development expense increased approximately $12.9 million to $26.0 million in 2010, compared to 2009, due primarily to the acquisition of FusionOne. Personnel and related costs increased $6.4 million and stock-based compensation increased $1.4 million in 2010, compared to 2009, due to an increase in headcount and our continued global expansion. Also included in the increase in personnel and related costs and in stock-based compensation costs was $606 thousand related to the FusionOne employee Earn-out achieved during the year ended December 31, 2010. In addition there was an increase of $3.4 million in professional services as a result of augmentations of our staff related to the development of new technologies, an increase of $1.1 million in telecommunication and facility costs related to the increase in headcount and the utilization of our expanded resources, and acquisition related fees of $211 thousand related to our acquisition of FusionOne. Research and development expense as a percentage of net revenues increased to 15.7% for 2010, compared to 10.2% in 2009.

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

        Interest and other expense.    Interest expense increased $523 thousand to $1.3 million in 2010, compared to 2009. Interest and other expense increased primarily due to the lease financing obligation related to our Pennsylvania facility that began in April 2009. During the years ended December 31, 2010 and 2009 we recognized approximately $913 thousand and $674 thousand, respectively, of interest expense related to the facility lease. The remaining increase was due to fixed asset disposals and foreign currency losses.

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

        A reconciliation of the beginning and ending amounts of unrecognized tax benefits for the twelve months ended December 31, 2010 is as follows:

Unrecognized tax benefit at December 31, 2009	$994
Additions for tax positions of prior periods	57
Decreases for tax positions of prior periods	(44)
Additions for tax positions of current periods	153
Reductions related to the expiration of statutes of limitations	(560)

Unrecognized tax benefit at December 31, 2010	$600

Unaudited Quarterly Results of Operations

	Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
2011
Net revenues	$52,878	$54,817	$59,238	$62,151
Gross profit(2)	28,267	28,939	31,457	33,826
Net income(3)	139	3,204	3,575	8,208
Basic net income per common share(1)	0.04	0.07	0.10	0.22
Diluted net income per common share(1)	0.04	0.06	0.09	0.21

	Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
2010
Net revenues	$35,063	$37,218	$44,456	$49,232
Gross profit(2)	17,421	18,205	21,473	25,653
Net income	2,733	2,953	2,141	(3,954)
Basic net income per common share(1)	0.09	0.09	0.05	(0.09)
Diluted net income per common share(1)	0.09	0.09	0.05	(0.09)

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

(3)
Net income for the quarters ended September 31, 2010, December 31, 2010, March 31, 2011, June 30, 2011, September 30, 2011, and December 31, 2011 included a change in contingent consideration obligation of ($2.0) million, $6.3 million, $2.9 million, ($85) thousand, $480 thousand, and ($357) thousand, respectively.

Liquidity and Capital Resources

        In 2011, our principal source of liquidity was cash provided by operations. Our cash, cash equivalents and marketable securities balance was $152.6 million at December 31, 2011, a decrease of $37.1 million as compared to the end of 2010. This decrease was primarily due to $55.8 million in cash used for acquisitions offset by cash provided by operations. We anticipate that our principal uses of cash in the future will be to fund the expansion of our business through both organic growth as well as possible acquisition activities and the expansion of our customer base internationally. Uses of cash will also include facility expansion, capital expenditures and working capital.

        We believe that our existing cash and cash equivalents and our cash flow from operations will be sufficient to fund our operations and our capital expenditures for at least the next 12 months based on our current business plan. Our future capital requirements will depend on many factors, including our rate of revenue growth, the expansion of our sales and marketing activities, the timing and extent of spending to support product development efforts and expansion into new territories, the timing of introductions of new products and enhancements to existing products and the continuing market acceptance of our products and services. We may from time to time enter into agreements, arrangements or letters of intent regarding potential investments in, or acquisitions of, complementary businesses, applications or technologies, which could require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Discussion of Cash Flows

  Year ended December 31, 2011, compared to the Year ended December 31, 2010

        Cash flows from operations.    Net cash provided by operating activities for the year ended December 31, 2011 was $42.6 million, as compared to $21.7 million for the year ended December 31, 2010. Our primary uses of cash from operating activities are for personnel related expenditures and outside consultants. We also make cash payments related to taxes and leased facilities. The increase in net cash provided by operating activities for the year ended December 31, 2011 of $20.8 million as compared to 2010 is primarily due to from an increase in adjusted net income of $25.0 million, offset by increased levels of net working capital of $4.2 million.

        Cash flows from investing.    Net cash used in investing activities for the year ended December 31, 2011 was $145.1 million, as compared to $47.2 million for the year ended December 31, 2010. The primary use of cash was $55.8 million used in the current year acquisitions net of cash acquired. In addition, there was $12.8 million used to purchase property and equipment and $1.9 million to develop technology and patents. The purchases of property and equipment were primarily related to our continued investments in global information technology and business system infrastructure. We also used $82.1 million related to the purchase of our marketable securities available for sale. The increase in marketable securities was primarily to utilize our accumulated cash by increasing our investments in municipal bonds and money markets.

        Cash flows from financing.    Net cash used in financing activities for the year ended December 31, 2011 was $8.2 million, as compared to cash provided by financing activities of $116.1 million for the year ended December 31, 2010. The decrease was primarily due to the $106.6 million of proceeds from secondary public offering in the year ended December 31, 2010 and there were no public offerings in year ended December 31, 2011. In addition, in the year ended December 31, 2011, there was $20.0 million used to repurchase our common stock, $8.5 million in payments related to the Earn-out for the FusionOne equity holders, and $945 thousand in payments on our capital obligation related to our data facility, offset by $17.7 million in proceeds from the exercise of stock options and a $3.6 million tax benefit from the exercise of stock options.

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

Effect of Inflation

        Although inflation generally affects us by increasing our cost of labor and equipment, we do not believe that inflation has had any material effect on our results of operations during 2011, 2010 and 2009.

Contractual Obligations

        Our commitments consist of obligations under leases for office space, automobiles, computer equipment and furniture and fixtures. The following table summarizes our long-term contractual obligations as of December 31, 2011 (in thousands).

	Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	More Than 5 Years
Long-term lease obligations(1)	$9,867	$1,358	$2,788	$2,444	$3,277
Contingent consideration obligation(2)	13,167	4,735	8,432	—	—
Operating lease obligations	35,784	3,409	7,524	6,242	18,609
Captial lease obligations	265	261	4	—	—
Other long-term liabilities(3)	533	—	533	—	—

Total	$59,616	$9,763	$19,281	$8,686	$21,886

(1)
Amount represents obligation associated with the Pennsylvania facility lease.

(2)
Amount represents the fair value of the contingent consideration obligations of our FusionOne, SKS, and Miyowa acquisitions and is based on actual and estimated achievements of financial targets and milestones as of December 31, 2011. When settled at the end of the Earn-out period the amount is subject to change due to the actual achievements of financial targets and our stock price.

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

        In June 2011, the FASB issued amendments to disclosure requirements for presentation of comprehensive income. This guidance, effective retrospectively for the interim and annual periods beginning on or after December 15, 2011 (early adoption is permitted), requires presentation of total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The implementation of this amended accounting guidance is not expected to have a material impact on our consolidated financial statements or disclosures, therefore, we have elected not to early adopt.

        In September 2011, the FASB issued amendments to simplify how entities test goodwill for impairment. These amendments, effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, (early adoption is permitted), permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The implementation of this amended accounting guidance is not expected to have a material impact on our consolidated financial statements or disclosures, therefore, we have elected not to early adopt.

Off-Balance Sheet Arrangements

        We had no off-balance sheet arrangements as of December 31, 2011 and December 31, 2010.

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

        The primary objective of our investment activities is to preserve our capital for the purpose of funding operations, while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and short- and long-term investments in a variety of securities, which could include commercial paper, money market funds and corporate debt securities. Our cash, cash equivalents and marketable securities at December 31, 2011 and 2010 were invested in liquid money market accounts and certificates of deposit. All market-risk sensitive instruments were entered into for non-trading purposes.

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

        We have audited the accompanying consolidated balance sheets of Synchronoss Technologies, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Synchronoss Technologies, Inc. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole presents fairly in all material respects, the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Synchronoss Technologies, Inc.'s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

MetroPark, New Jersey
February 27, 2012

SYNCHRONOSS TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$69,430	$180,367
Marketable securities	51,504	1,766
Accounts receivable, net of allowance for doubtful accounts of $356 and $558 at December 31, 2011 and 2010, respectively	57,387	34,940
Prepaid expenses and other assets	16,061	8,606
Deferred tax assets	3,938	3,272

Total current assets	198,320	228,951
Marketable securities	31,642	7,502
Property and equipment, net	34,969	32,622
Goodwill	54,617	19,063
Intangible assets, net	63,969	33,231
Deferred tax assets	12,606	16,432
Other assets	2,495	2,598

Total assets	$398,618	$340,399

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,712	$7,013
Accrued expenses	24,153	12,999
Deferred revenues	8,834	5,143
Contingent consideration obligation	4,735	—

Total current liabilities	45,434	25,155
Lease financing obligation—long-term	9,241	9,205
Contingent consideration obligation—long-term	8,432	16,915
Other liabilities	948	1,101
Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000 shares authorized, 0 shares issued and outstanding at December 31, 2011 and 2010, respectively	—	—
Common stock, $0.0001 par value; 100,000 shares authorized, 41,063 and 38,863 shares issued; 38,394 and 36,863 outstanding at December 31, 2011 and 2010, respectively	4	4
Treasury stock, at cost (2,669 and 2,000 shares at December 31, 2011 and 2010, respectively)	(43,712)	(23,713)
Additional paid-in capital	307,586	255,656
Accumulated other comprehensive loss	(699)	(182)
Retained earnings	71,384	56,258

Total stockholders' equity	334,563	288,023

Total liabilities and stockholders' equity	$398,618	$340,399

See accompanying consolidated notes.

SYNCHRONOSS TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Year Ended December 31,
	2011	2010	2009
Net revenues	$229,084	$165,969	$128,805
Costs and expenses:
Cost of services*	106,595	83,217	64,455
Research and development	41,541	26,008	13,153
Selling, general and administrative	44,886	33,743	23,650
Net change in contingent consideration obligation	2,954	4,295	—
Depreciation and amortization	14,739	9,403	8,499

Total costs and expenses	210,715	156,666	109,757

Income from operations	18,369	9,303	19,048
Interest and other income	1,810	1,058	526
Interest expense	(1,820)	(1,264)	(741)

Income before income tax expense	18,359	9,097	18,833
Income tax expense	(3,233)	(5,223)	(6,536)

Net income attributable to common stockholders	$15,126	$3,874	$12,297

Net income attributable to common stockholders per Common share:
Basic†	$0.44	$0.12	$0.40

Diluted†	$0.43	$0.12	$0.39

Weighted-average common shares outstanding:
Basic†	37,372	31,971	30,813

Diluted†	38,619	33,011	31,145

*
Cost of services excludes depreciation and amortization which is shown separately.

†
See notes to financial statement footnote 2.

See accompanying consolidated notes.

SYNCHRONOSS TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)

	Common Stock		Treasury Stock			Accumulated Other Comprehensive Income (Loss)
					Additional Paid-In Capital		Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2008	32,878	$3	(2,000)	$(23,713)	$107,895	$66	$40,087	$124,338
Stock based compensation	—	—	—	—	7,165	—	—	7,165
Issuance of restricted stock	4	—	—	—	1,091	—	—	1,091
Issuance of common stock on exercise of options	222	—	—	—	1,499	—	—	1,499
Comprehensive income:
Net income	—	—	—	—	—	—	12,297	12,297
Foreign currency translation	—	—	—	—	—	(91)	—	(91)
Unrealized gain on investments in marketable securities, net of taxes of $31	—	—	—	—	—	18	—	18

Total comprehensive income	—	—	—	—	—	—	—	12,224
Tax benefit from stock option exercise	—	—	—	—	147	—	—	147

Balance at December 31, 2009	33,104	$3	(2,000)	$(23,713)	$117,797	$(7)	$52,384	$146,464

Stock based compensation	—	—	—	—	11,167	—	—	11,167
Issuance of restricted stock	132	—	—	—	1,804	—	—	1,804
Issuance of common stock on exercise of options	731	—	—	—	8,090	—	—	8,090
Issuance of common stock related to acquisition	398	—	—	—	7,136	—	—	7,136
Issuance of common stock from secondary offering	4,414	1	—	—	106,637	—	—	106,638
Earn-out shares issuable	84	—	—	—	664	—	—	664
Comprehensive income:
Net income	—	—	—	—	—	—	3,874	3,874
Foreign currency translation	—	—	—	—	—	(192)	—	(192)
Unrealized gain on investments in marketable securities, net of taxes of $41	—	—	—	—	—	17	—	17

Total comprehensive income	—	—	—	—	—	—	—	3,699
Tax benefit from stock option exercise	—	—	—	—	2,361	—	—	2,361

Balance at December 31, 2010	38,863	$4	(2,000)	$(23,713)	$255,656	$(182)	$56,258	$288,023

Stock based compensation	—	—	—	—	10,637	—	—	10,637
Issuance of restricted stock	510	—	—	—	10,090	—	—	10,090
Issuance of common stock on exercise of options	1,444	—	—	—	17,707	—	—	17,707
Earn-out shares issuable	(84)	—	—	—	(664)	—	—	(664)
Issuance of Earn-Out shares	330	—	—	—	10,585	—	—	10,585
Repurchase of treasury stock	—	—	(669)	(19,999)	—	—	—	(19,999)
Comprehensive income:
Net income	—	—	—	—	—	—	15,126	15,126
Foreign currency translation	—	—	—	—	—	(310)	—	(310)
Unrealized loss on investments in marketable securities, net of tax benefits of $93	—	—	—	—	—	(207)	—	(207)

Total comprehensive income	—	—	—	—	—	—	—	14,609
Tax benefit from stock option exercise	—	—	—	—	3,575	—	—	3,575

Balance at December 31, 2011	41,063	$4	(2,669)	$(43,712)	$307,586	$(699)	$71,384	$334,563

See accompanying consolidated notes.

SYNCHRONOSS TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except per share data)

	Year Ended December 31,
	2011	2010	2009
Operating activities:
Net income	$15,126	$3,874	$12,297
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	14,739	9,403	8,499
Loss on disposal of fixed assets	—	94	18
Amortization of bond premium	622	—	—
Proceeds from insurance claim	(199)	(418)	—
Deferred income taxes	(642)	69	(884)
Non-cash interest on leased facility	918	913	674
Stock-based compensation	22,051	13,637	8,256
Changes in operating assets and liabilities:
Accounts receivable, net of allowance for doubtful accounts	(19,409)	(8,740)	(643)
Prepaid expenses and other current assets	597	(1,927)	(585)
Other assets	(349)	(1,695)	(409)
Accounts payable and accrued expenses	7,695	5,678	1,043
Contingent consideration obligation	2,188	4,795	—
Excess tax benefit from the exercise of stock options	(3,575)	(2,361)	(147)
Other liabilities	(183)	(228)	(37)
Deferred revenues	3,006	(1,352)	1,643

Net cash provided by operating activities	42,585	21,742	29,725
Investing activities:
Purchases of fixed assets	(14,732)	(15,423)	(12,089)
Proceeds from the sale of fixed assets	—	55	30
Proceeds from insurance claim	199	418	—
Purchases of marketable securities available-for-sale	(82,098)	(4,723)	(4,103)
Maturities of marketable securities available-for-sale	7,259	3,230	2,893
Business acquired, net of cash	(55,752)	(30,779)	(49)

Net cash used in investing activities	(145,124)	(47,222)	(13,318)
Financing activities:
Proceeds from the exercise of stock options	17,707	8,090	1,499
Payments on contingent consideration	(8,533)	—	—
Proceeds from secondary public offering, net of offering costs	—	106,637	—
Excess tax benefit from the exercise of stock option	3,576	2,361	147
Repurchase of common stock	(19,999)	—	—
Repayments of capital obligations	(945)	(949)	(332)

Net cash (used in) provided by financing activities	(8,194)	116,139	1,314

Effect of exchange rate changes on cash	(204)	(216)	—
Net (decrease) increase in cash and cash equivalents	(110,937)	90,443	17,721
Cash and cash equivalents at beginning of year	180,367	89,924	72,203

Cash and cash equivalents at end of period	$69,430	$180,367	$89,924

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$2	$5

Cash paid for income taxes	3,600	6,225	7,271

Supplemental disclosure of non-cash investing and financing activities:
Non-cash increase in lease financing obligation and construction-in-progress	$—	$—	$2,123

Issuance of common stock in connection with the acquisition	—	7,136	—

Issuance of common stock in connection with the settlement of contingent consideration	8,597	—	—

See accompanying consolidated notes.

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

1. Description of Business

        Synchronoss Technologies, Inc. (the "Company" or "Synchronoss") is a leading provider of on-demand transaction management solutions. Such transactions include device and service procurement, provisioning, activation, intelligent connectivity management and content synchronization that enable communications service providers (CSPs), cable operators/multi-services operators (MSOs), original equipment manufacturers (OEMs) with embedded connectivity (e.g. smartphones, laptops, tablets and mobile Internet devices, among others), e-Tailers/retailers and other customers to accelerate and monetize their go-to-market strategies for connected devices. This includes automating subscriber activation, order management, upgrades, service provisioning and connectivity and content management from any channel (e.g., e-commerce, telesales, enterprise, indirect and other retail outlets, etc.) to any communication service (e.g., wireless (2G, 3G, (EV-DO and HSPA), 4G, (LTE and WiMAX)), high speed access, local access, IPTV, cable, satellite TV, etc.) across any connected device type and content transfer. The Company's solutions touch all aspects of connected devices on the mobile Internet.

        The Company's ConvergenceNow®, ConvergenceNow® Plus+TM and InterconnectNowTM platforms provide end-to-end seamless integration between customer-facing channels/applications, communication services, or devices and "back-office" infrastructure-related systems and processes. The Company's customers rely on its solutions and technology to automate the process of activation and content management for their customer's devices while delivering additional communication services. The Company's platforms are designed to be flexible and scalable to enable multiple converged communication services to be managed across multiple distribution channels, including e-commerce, m-commerce, telesales, customer stores, indirect and other retail outlets, etc., allowing it to meet the rapidly changing and converging services and connected devices offered by its customers. The Company enables its customers to acquire, retain and service subscribers quickly, reliably and cost-effectively by simplifying the processes associated with managing the customer experience for procuring, activating, connecting and synchronizing connected devices and services through the use of its platforms. The extensibility, scalability and relevance of its platforms enable new revenue streams for its customers through new subscriber acquisitions, sale of new devices, accessories and new value-added service offerings in the cloud, while optimizing their cost of operations and enhancing customer experience.

        The Company currently operates in North America, Europe and Asia and markets its solutions and services directly through its sales organizations in North America and Europe.

        The Company's industry-leading customers include tier 1 service providers such as AT&T Inc., Verizon Wireless and Vodafone, tier 1 cable operators/MSOs like Cablevision, Comcast, and Time Warner Cable and large OEMs/e-Tailers such as Apple, Dell, Panasonic, Sony and Nokia. These customers utilize its platforms, technology and services to service both consumer and business customers, including over 300 of the Fortune 500 companies.

2. Summary of Significant Accounting Policies

  Basis of Presentation and Consolidation

        The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany transactions and accounts have been eliminated in consolidation.

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

2. Summary of Significant Accounting Policies (Continued)

  Use of Estimates

        The preparation of financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

  Revenue Recognition and Deferred Revenue

        The Company provides services principally on a transaction fee basis or, at times, on a fixed fee basis and recognizes the revenues as the services are performed or delivered as described below:

        Transaction and Subscription Service Arrangements:    Transaction and subscription revenues represent approximately 77%, 79%, and 83% of revenues for the years ended December 31, 2011, 2010, and 2009, respectively. Transaction and subscription revenues consist of revenues derived from the processing of transactions through the Company's service platforms, providing enterprise portal management services on a subscription bases and maintenance agreements on software licenses. Transaction service arrangements include services such as processing equipment orders, new account set-up and activation, number port requests, credit checks and inventory management.

        Transaction revenues are principally based on a contractual price per transaction and are recognized based on the number of transactions processed during each reporting period. Revenues are recorded based on the total number of transactions processed at the applicable price established in the relevant contract. The total amount of revenues recognized is based primarily on the volume of transactions. Subscription revenues are recorded on a straight-line basis over the life of the contract for subscription services and maintenance contracts.

        Many of the Company's contracts guarantee minimum volume transactions from the customer. In these instances, if the customer's total transaction volume for the period is less than the contractual amount, the Company records revenues at the minimum guaranteed amount. At times, transaction revenues may also include billings to customers that reimburse the Company based on the number of individuals dedicated to processing transactions. Set-up fees for transactional service arrangements are deferred and recognized on a straight-line basis over the life of the contract since these amounts would not have been paid by the customer without the related transactional service arrangement. Revenues are presented net of discounts, which are volume level driven, or credits, which are performance driven, and are determined in the period in which the volume thresholds are met or the services are provided.

        Professional Service Arrangements:    Professional services represented approximately 22%, 17% and 15% of net revenues for the years ended December 31, 2011, 2010 and 2009, respectively. Professional services include process and workflow consulting services and development services. Professional services, when sold with non-software transactional service arrangements, are accounted for separately when the professional services have value to the customer on a standalone basis. Professional services when sold with software transaction arrangements are accounted for separately when the professional services have value to the customer on a standalone basis and there is objective and reliable evidence of fair value of the professional services. When accounted for separately, professional service revenues

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

2. Summary of Significant Accounting Policies (Continued)

are recognized on a monthly basis, as services are performed and all other elements of revenue recognition have been satisfied.

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

        Software License Arrangements:    Software license arrangements represented approximately 1%, 4% and 2% of the Company's revenues for the years ended December 31, 2011, 2010 & 2009, respectively and is primarily related to its Network Address Book Software, a component part of its ConvergenceNow Plus+TM platform which the Company acquired from FusionOne. The Company recognizes revenue when the license is delivered to its customers. When arrangements include multiple elements, the Company allocates the total arrangement consideration among the various elements using the residual method. Under the residual method, revenue is recognized when vendor-specific objective evidence (VSOE) of fair value exists for all of the undelivered elements of the arrangement, but does not exist for one or more of the delivered elements of the arrangement. Judgment is also involved in determining whether VSOE of fair value for the undelivered elements exists. Such judgments can impact the amount of revenue that the Company records in a given period.

        On January 1, 2011, the Company prospectively adopted accounting rules that changed the criteria for separating consideration in multiple-deliverable arrangements. The new rules changed the application of the residual method of allocation and require that the arrangement consideration be allocated at the inception of an arrangement to all deliverables using the relative selling price method. The relative selling price method allocates any discount in the arrangement proportionally to each deliverable on the basis of each deliverable's selling price. The selling price used for each deliverable will be based on VSOE if available, third-party evidence ("TPE") if vendor-specific objective evidence is not available, or estimated selling price ("ESP") if neither vendor-specific objective evidence nor third-party evidence is available. The adoption of the amended revenue recognition rules did not change the units of accounting for its revenue transactions. It also did not significantly change how the Company allocated the arrangement consideration to the various units of accounting or the timing of revenue. The impact of the Company's adoption was not material to its consolidated financial statements for the year ended December 31, 2011.

        The Company determines VSOE for each element based on historical stand-alone sales to third-parties. When the Company is unable to establish selling prices using VSOE or TPE, it uses ESP in its allocation of arrangement consideration. The objective of ESP is to determine the price at which the Company would transact a sale if the product or service were sold on a stand-alone basis. The Company determines ESP by considering multiple factors, including, but not limited to, geographies,

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

2. Summary of Significant Accounting Policies (Continued)

market conditions, competitive landscape, internal costs, gross margin objectives, and pricing practices. ESP is generally used for offerings that are not typically sold on a stand-alone basis or for new or highly customized offerings.

        While the Company follows specific and detailed rules and guidelines related to revenue recognition, it makes and uses management judgments and estimates in connection with the revenue recognized in any reporting period, particularly in the areas described above, as well as collectability. If management made different estimates or judgments, differences in the timing of the recognition of revenue could occur.

        Deferred Revenue:    Deferred revenues primarily represent billings to customers for services in advance of the performance of the services, with revenues recognized as the services are rendered, and also includes the fair value of deferred revenues recorded as a result of the acquisitions.

  Service Level Standards

        Pursuant to certain contracts, the Company is subject to service level standards and to corresponding penalties for failure to meet those standards. All performance-related penalties are reflected as a corresponding reduction of the Company's revenues. These penalties, if applicable, are recorded in the month incurred and were insignificant for the years ended December 31, 2011, 2010 and 2009, respectively.

  Concentration of Credit Risk

        The Company's financial instruments that are exposed to concentration of credit risk consist primarily of cash and cash equivalents, marketable securities and accounts receivable. The Company maintains its cash and cash equivalents at several institutions. The Federal Deposit Insurance Corporation fully insures non-interest bearing bank accounts and interest bearing accounts up to $250 thousand. Although the Company's interest bearing balances exceed $250 thousand, the Company has not experienced any realized losses in such accounts and believes it is not exposed to any significant credit risk related to cash, cash equivalents and securities. The Company's cash equivalents and short-term marketable securities consist primarily of money market funds, certificates of deposit, and municipal and corporate bonds. Concentration of credit risk with respect to accounts receivable is limited because of the creditworthiness of the Company's major customers.

        The Company's top five customers accounted for 86%, 83% and 84% of net revenues for 2011, 2010 and 2009, respectively. The Company's top five customers accounted for 80% and 77% of accounts receivable at December 31, 2011 and 2010, respectively. The Company is the primary provider of e-commerce transaction management solutions to the e-commerce channel of AT&T Inc. ("AT&T"), the Company's largest customer, under an agreement which was amended in 2011 to provide that it auto-renews for a twelve month period from January through December of 2012. For the year ended December 31, 2011, AT&T accounted for approximately 51% of the Company's revenues, compared to 62% for the year ended December 31, 2010. The loss of AT&T as a customer would have a material negative impact on the Company. The Company believes that if AT&T terminated its relationship with Synchronoss, AT&T would encounter substantial costs in replacing Synchronoss' transaction

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

2. Summary of Significant Accounting Policies (Continued)

management solution. In 2011, both Verizon Wireless and Time Warner Cable represented greater than 10% of the Company's revenue for the year.

  Fair Value of Financial Instruments and Liabilities

        The Company includes disclosures of fair value information about financial instruments and liabilities, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. Due to their short-term nature, the carrying amounts reported in the financial statements approximate the fair value for cash and cash equivalents, marketable securities, accounts receivable and accounts payable.

  Cash and Cash Equivalents

        The Company considers all highly liquid investments purchased with a maturity of three months or less at the date of acquisition to be cash equivalents.

  Marketable Securities

        Marketable securities consist of fixed income investments with a maturity of greater than three months and enhanced money market funds. These investments are classified as available-for-sale and are reported at fair value on the Company's balance sheet. The Company classifies its securities with maturity dates of 12 months or more as long term. Unrealized holding gains and losses are reported within accumulated other comprehensive loss as a separate component of stockholders' equity. If a decline in the fair value of a marketable security below the Company's cost basis is determined to be other than temporary, such marketable security is written down to its estimated fair value as a new cost basis and the amount of the write-down is included in earnings as an impairment charge. The Company has recorded temporary changes in fair value of the marketable securities but has not recorded other-than-temporary charges for the periods presented herein.

  Accounts Receivable and Allowance for Doubtful Accounts

        Accounts receivable consist of amounts due to the Company from normal business activities. The Company maintains an allowance for estimated losses resulting from the inability of its customers to make required payments. The Company estimates uncollectible amounts based upon historical bad debts, current customer receivable balances, the age of customer receivable balances, the customer's financial condition and current economic trends.

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

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

2. Summary of Significant Accounting Policies (Continued)

  Business Combinations

        The Company accounts for business combinations in accordance with the acquisition method. The acquisition method of accounting requires that assets acquired and liabilities assumed be recorded at their fair values on the date of a business acquisition. The Company's consolidated financial statements and results of operations reflect an acquired business from the completion date of an acquisition.

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

  Goodwill

        Goodwill represents the excess of the purchase price over the fair value of assets acquired, including other definite-lived intangible assets. Goodwill is not amortized, but reviewed annually for impairment or upon the occurrence of events or changes in circumstances that would more likely than not reduce the fair value of the reporting unit below its carrying amount. There were no impairment charges recognized during the years ended December 31, 2011, 2010 and 2009.

  Impairment of Long-Lived Assets

        A review of long-lived assets for impairment is performed when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. If an indication of impairment is present, the Company compares the estimated undiscounted future cash flows to be generated by the asset to the asset's carrying amount. If the undiscounted future cash flows are less than the carrying amount of the asset, the Company records an impairment loss equal to the amount by which the asset's carrying amount exceeds its fair value. The fair value is determined based on valuation techniques such

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

2. Summary of Significant Accounting Policies (Continued)

as a comparison to fair values of similar assets or using a discounted cash flow analysis. There were no impairment charges recognized during the years ended December 31, 2011, 2010 and 2009.

  Cost of Services

        Cost of services includes all direct materials, direct labor and those indirect costs related to revenues such as indirect labor, materials and supplies and facilities cost, exclusive of depreciation expense.

  Research and Development

        Research and development costs are expensed as incurred, unless they meet GAAP criteria for deferral and amortization. Software development costs incurred prior to the establishment of technological feasibility do not meet these criteria, and are expensed as incurred. Amortization of software development costs is computed using the straight-line method over the estimated useful lives of the assets, 3 and 5 years. As of December 31, 2011, the Company had $3.1 million of unamortized software development costs and $567 of amortization expense were recognized during the year 2011. As of December 31, 2010, the Company had $1.8 million of unamortized software development costs and $185 of amortization expense were recognized during the year 2010. Research and development expense consists primarily of costs related to personnel, including salaries and other personnel-related expenses, consulting fees and the cost of facilities, computer and support services used in service technology development. The Company also expenses costs relating to developing modifications and minor enhancements of its existing technology and services.

  Income Taxes

        The Company accounts for the effects of income taxes that result from its activities during the current and preceding years. Under this method, deferred income tax liabilities and assets are based on the difference between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse or be utilized. The realization of deferred tax assets is contingent upon the generation of future taxable income. A valuation allowance is recorded if it is "more likely than not" that a portion or all of a deferred tax asset will not be realized.

        As of December 31, 2011, and 2010 the Company had total unrecognized tax benefit reserves of $533 and $600 which includes $31 and $55 for interest related to uncertain positions, respectively. Components of the reserve are classified as either current or long-term in the consolidated balance sheet based on when it is expected that each of the items will be settled. Accordingly, the Company recorded a long-term liability for unrecognized tax benefits of $533 on the balance sheet at December 31, 2011 that would reduce the effective tax rate if recognized. The Company did not have a short term liability on the balance sheet at December 31, 2011. The Company records interest and penalties accrued in relation to uncertain income tax positions below the operating income line as a component of interest expense. Tax returns for years 2008 and thereafter are subject to future examination by tax authorities.

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

2. Summary of Significant Accounting Policies (Continued)

        In 2011, the net decrease in the reserve for unrecognized tax benefits was $43 and the net decrease for interest benefit was $24. The Company expects that the amount of unrecognized tax benefits will change during fiscal year 2012; however, the Company does not expect the change to have a significant impact on its results of operations or financial position.

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

        Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains or losses, which are reflected within interest and other income and interest and other expense, respectively, in the consolidated statement of income and were not significant for all years presented.

  Comprehensive Income

        Reporting on comprehensive income requires components of other comprehensive income, including unrealized gains or losses on available-for-sale securities, to be included as part of total comprehensive income. Comprehensive income is comprised of net income, translation adjustments and unrealized gains on available-for-sale securities. The components of comprehensive income are included in the statements of stockholders' equity.

  Basic and Diluted Net Income Attributable to Common Stockholders per Common Share

        The Company calculates basic and diluted per share amounts based on net earnings adjusted for the effects to earnings that would result if contingently issuable shares related to contingent consideration settleable in the Company's stock were reported as equity for the periods presented. To calculate basic earnings per share, the Company uses the weighted average number of common shares outstanding during the period adjusted for the weighted average number of contingently issuable shares. The weighted average numbers of shares contingently issuable are calculated as if they were outstanding as of the last day of the period. The diluted earnings per share calculation is based on the weighted average number of shares of common stock outstanding adjusted for the number of additional shares that would have been outstanding had all potentially dilutive common shares been issued. Potentially dilutive shares of common stock include stock options, non-vested share awards and

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

2. Summary of Significant Accounting Policies (Continued)

contingently issuable shares related to contingent consideration settleable in stock. The dilutive effects of stock options and restricted stock awards are based on the treasury stock method. The dilutive effects of the contingent consideration settleable in stock are calculated as if the contingently issuable shares were outstanding as of the beginning of the period. The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net income attributable to common stockholders per common share. Stock options that are anti-dilutive and excluded from the following table totaled 947, 1,918, and 2,608 for the years ended December 31, 2011, 2010 and 2009, respectively.

	Year Ended December 31,
	2011	2010	2009
Numerator:
Net income attributable to common stockholders	$15,126	$3,874	$12,297
Income effect for equity mark-to-market on contingent consideration obligation, net of tax	1,466	(10)	—

Net income applicable to shares of common stock for earnings per share	$16,592	$3,864	$12,297

Denominator:
Weighted average common shares outstanding—basic	37,372	31,971	30,813
Dilutive effect of:
Net issuable common share equivalents	—	42	—
Options and unvested restricted shares	1,247	998	332

Weighted average common shares outstanding—diluted	38,619	33,011	31,145

  Stock-Based Compensation

        As of December 31, 2011, the Company maintains three stock-based compensation plans. Compensation cost is recognized for all share-based payments granted and is based on the grant-date fair value estimated using the weighted-average assumption of the Black-Scholes option pricing models. The equity instrument is not considered to be issued until the instrument vests. As a result, compensation cost is recognized over the requisite service period with an offsetting credit to additional paid-in capital. During the year ended 2009 compensation expense also included the amortization on a straight-line basis over the remaining vesting period of the intrinsic values of the stock options granted prior to 2006.

        For the Company's performance restricted stock awards the Company estimates the number of shares by applying a probability of achieving the performance goals. The actual number of shares the recipient receives is determined at the end of the annual performance period based on the results achieved versus goals based on its annual performance measures, such as operating income. Once the number of awards is determined, the compensation cost is fixed and continues to be recognized on a straight line basis over the requisite service period for each vesting tranche. In addition, certain employees from the Company's acquisition of FusionOne are eligible to receive contingent Earn-out payments. The share portion of the Earn-out is recorded as stock based compensation expense and is recorded over the performance period when it is probable that the performance targets will be achieved. This compensation cost was $1.3 million during 2011.

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

2. Summary of Significant Accounting Policies (Continued)

        The Company classifies benefits of tax deductions in excess of the compensation cost recognized (excess tax benefits) as a financing cash inflow with a corresponding operating cash outflow. The Company included $3.6 million, $2.4 million, and $147 of excess tax benefits as a financing cash inflow for the years ended December 31, 2011, 2010 and 2009, respectively.

  Impact of Recently Issued Accounting Standards

        In May 2011, the FASB issued amendments to disclosure requirements for common fair value measurement. These amendments, effective for the interim and annual periods beginning on or after December 15, 2011 (early adoption is prohibited), result in common definition of fair value and common requirements for measurement of and disclosure requirements between U.S. GAAP and IFRS. Consequently, the amendments change some fair value measurement principles and disclosure requirements. The implementation of this amended accounting guidance is not expected to have a material impact on the Company's consolidated financial statements or disclosures.

        In June 2011, the FASB issued amendments to disclosure requirements for presentation of comprehensive income. This guidance, effective retrospectively for the interim and annual periods beginning on or after December 15, 2011 (early adoption is permitted), requires presentation of total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The implementation of this amended accounting guidance is not expected to have a material impact on the Company's consolidated financial statements or disclosures, therefore, the Company has elected not to early adopt.

        In September 2011, the FASB issued amendments to simplify how entities test goodwill for impairment. These amendments, effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, (early adoption is permitted), permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The implementation of this amended accounting guidance is not expected to have a material impact on the Company's consolidated financial statements or disclosures, therefore, the Company has elected not to early adopt.

  Segment and Geographic Information

        The Company currently operates in one business segment providing critical technology services to providers of communication devices and associated subscriber services. The Company is not organized by market and is managed and operated as one business. A single management team reports to the chief operating decision maker who comprehensively manages the entire business. The Company does not operate any separate lines of business or separate business entities with respect to its services. Accordingly, the Company does not accumulate a complete set of discrete financial information with respect to separate service lines and does not have separately reportable segments. Although, the Company operates in North America, Europe and Asia substantially all of the Company's revenue and long lived assets are in the US.

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

3. Acquisition

  Miyowa S.A. ("Miyowa")

        On December 30, 2011 the Company acquired 100% of the capital stock of Miyowa, a French company, for cash consideration of $50.1 million. Additionally, the Company potentially may make payments ("Miyowa Earn-Out") totaling up to approximately $13.4 million based on the achievement of certain financial targets and contract milestones for the year ending December 31, 2012. The maximum that could be paid to existing employees of Miyowa is $2.9 million and actual amounts will be recorded as compensation expense over the service period.

        The Company accounted for this business combination by applying the acquisition method, and accordingly, the purchase price was allocated to the tangible assets acquired and liabilities assumed based upon their fair values at the acquisition date. The excess of the purchase price over the net tangible assets and liabilities, approximately $26.9 million was recorded as goodwill, which is not tax deductible. The Company is in the process of finalizing the purchase allocation, thus the provisional measures of deferred revenue, deferred income taxes, intangibles and goodwill are subject to change. The Company expects the purchase price allocation will be finalized in 2012.

  Allocation of Consideration Transferred

        Total purchase price is summarized as follows:

December 30, 2011
Cash consideration	$50,091
Estimated fair value of the Earn-out payments	8,432

Total purchase price	$58,523

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

3. Acquisition (Continued)

        The following table summarizes the preliminary estimated fair values of the assets and liabilities assumed at the acquisition date:

December 30, 2011
Cash and cash equivalents	$2,235
Accounts receivable	2,781
Prepaid expenses and other assets	4,477
Property and equipment	204
Deferred tax assets, net	8
Intangible assets	32,414
Other assets, non-current	113

Total identifiable assets acquired	42,232
Accounts payable and accrued liabilities	(3,964)
Deferred tax liability	(5,887)
Deferred revenue	(685)
Other liabilities, non-current	(29)

Total liabilities assumed	(10,565)
Net identifiable assets acquired	31,667
Goodwill	26,856

Net assets acquired	$58,523

        The Company believes that the acquisition of Miyowa augments and expands the Company's cloud computing offerings. In addition, the acquisition will help to expand the existing European penetration strategy and other high growth markets through cross channel marketing into Miyowa's customer accounts.

  Sapience Knowledge Systems, Inc. ("SKS")

        On March 16, 2011 the Company acquired 100% of the capital stock of SKS for cash consideration of $5.8 million. The Company made an initial cash payment of $2.9 million in March 2011 and the second cash installment in May 2011. During the year ended 2011, the Company made additional payments ("SKS Earn-Out") of $500 related to certain product milestones achieved and potentially may make payments totaling up to $3.5 million for certain product milestones and operational efficiencies achieved.

        The Company accounted for this business combination by applying the acquisition method, and accordingly, the purchase price was allocated to the tangible assets acquired and liabilities assumed based upon their fair values at the acquisition date. The excess of the purchase price over the net tangible assets and liabilities, $8.2 million, was recorded as goodwill which is not tax deductible. The results of SKS's operations have been included in the consolidated financial statements since the acquisition date.

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

3. Acquisition (Continued)

        The Company believes that SKS will help to accelerate its time to market with its new mobility management solution for the benefit of both enterprises and consumers by enhancing the Company's technological expertise, eliminating redundancies, reducing costs and streamlining faster product introductions.

  Strumsoft

        On June 29, 2011 the Company acquired certain assets and workforce from Strumsoft, Inc. for the total purchase price of $2.1 million.

        The Company accounted for this business combination by applying the acquisition method, and accordingly, the purchase price of $2.1 million was recorded as goodwill, which is tax deductible.

        The Company believes that the assets and workforce acquired from Strumsoft will help to expand the Company's expertise and development in the back office management systems of the Company's customers.

  FusionOne Inc.

        On July 19, 2010, the Company acquired 100% of FusionOne, Inc., a leader in mobile content transfer and synchronization software. The acquisition of FusionOne accelerates the Company's overall connected device growth strategy and customer diversification efforts. Pursuant to the Agreement and Plan of Merger and Reorganization dated July 6, 2010 (the "Merger Agreement"), the Company paid approximately $32 million in cash and issued approximately 400 common shares of the Company's Common Stock valued at approximately $7.1 million based on the Company's July 19, 2010 closing stock price per share. On April 29, 2011 the Company executed a settlement and amendment agreement with the FusionOne equity holders, including existing employees, which includes a determination of the aggregate Earn-out amount and the Earn-out payment dates. Refer to Footnote 4. Fair Value Measurements of Assets and Liabilities for additional details of the payments made associated with this settlement.

  Allocation of Consideration Transferred

        Total purchase price is summarized as follows:

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

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

3. Acquisition (Continued)

Goodwill associated with the acquisition of FusionOne is not tax deductible. The results of FusionOne's operations have been included in the consolidated financial statements since the acquisition date.

        The following table summarizes the estimated fair values of the assets and liabilities assumed at the acquisition date:

July 19, 2010
Cash and cash equivalents	$1,286
Accounts receivable	261
Prepaid expenses and other assets	297
Property and equipment	609
Deferred tax assets, net	10,956
Intangible assets	32,700

Total identifiable assets acquired	46,109
Accounts payable and accrued liabilities	(1,750)
Capital lease	(153)
Deferred revenue	(3,400)

Total liabilities assumed	(5,303)
Net identifiable assets acquired	40,806
Goodwill	10,515

Net assets acquired	$51,321

  Deferred Revenues

        In connection with the purchase price allocation, the Company estimated the fair value of the service obligations assumed from FusionOne as a consequence of the acquisition. The estimated fair value of the service obligations was determined using a cost build-up approach. The cost build-up approach determines fair value by estimating the costs relating to fulfilling the obligations plus a normal profit margin of a market participant. The estimated costs to fulfill the service obligations were based on the historical direct costs and indirect costs related to FusionOne's service agreements with its customers. The Company recorded $3.4 million of deferred revenue to reflect the estimate of the fair value of FusionOne's service obligations assumed.

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

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

4. Fair Value Measurements of Assets and Liabilities (Continued)

    similar instruments in inactive markets, and amounts derived from valuation models where all significant inputs are observable in active markets; and

  •
  Level 3—Unobservable inputs—includes amounts derived from valuation models where one or more significant inputs are unobservable and require the Company to develop relevant assumptions.

        The following is a summary of assets and liabilities held by the Company and their related classifications under the fair value hierarchy:

	December 31, 2011	December 31, 2010
Level 1(A)	$99,315	$180,367
Level 2(B)	53,261	9,268
Level 3(C)	(13,167)	(16,915)

Total	$139,409	$172,720

(A)
Level 1 assets include money market funds which are classified as cash equivalents and marketable securities.

(B)
Level 2 assets include certificates of deposit, municipal bonds and corporate bonds which are classified as marketable securities.

(C)
Level 3 liabilities include the contingent consideration obligation.

        The Company utilizes the market approach to measure fair value for its financial assets. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets. The Company's marketable securities investments classified as Level 2 primarily utilize broker quotes in a non-active market for valuation of these securities. No transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy occurred during the year ended December 31, 2011.

        The aggregate fair value of available for sale securities and aggregate amount of unrealized gains and losses for available for sale securities at December 31, 2011 were as follows:

		Aggregate Amount of Unrealized
	Aggregate Fair Value
		Gains	Losses
Due in one year or less	$51,504	$59	$(315)
Due after one year, less than five years	31,642	76	(48)

	$83,146	$135	$(363)

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

4. Fair Value Measurements of Assets and Liabilities (Continued)

        The aggregate fair value of available for sale securities and aggregate amount of unrealized gains and losses for available for sale securities at December 31, 2010 were as follows:

		Aggregate Amount of Unrealized
	Aggregate Fair Value
		Gains	Losses
Due in one year or less	$1,766	$26	$—
Due after one year, less than five years	7,502	93	(7)

	$9,268	$119	$(7)

        Unrealized gains and losses are reported as a component of accumulated other comprehensive loss in stockholders' equity. The net unrealized (loss) gain net of tax was $(207) and $17 as of December 31, 2011 and 2010, respectively. The cost of securities sold is based on specific identification method. The Company evaluates investments with unrealized losses to determine if the losses are other than temporary. The Company has determined that the gross unrealized losses at December 31, 2011 and 2010 are temporary. In making this determination, the Company considered the financial condition, credit ratings and near-term prospects of the issuers, the underlying collateral of the investments, and the magnitude of the losses as compared to the cost and the length of time the investments have been in an unrealized loss position. Additionally, while the Company classifies the securities as available for sale, the Company does not currently intend to sell such investments and it is more likely than not to recover the carrying value prior to being required to sell such investments.

        The Company determined the fair value of the contingent consideration obligation based on a probability-weighted income approach derived from quarterly revenue estimates and a probability assessment with respect to the likelihood of achieving the various performance criteria. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement. No changes in valuation techniques occurred during the year ended December 31, 2011. The compensation due to the employees is recognized over the service period for the year ending December 31, 2011. On April 29, 2011 the Company executed a settlement and amendment agreement with the FusionOne equity holders, including existing employees, which includes a determination of the aggregate Earn-out amount and the Earn-out payment dates. As a result of this agreement the Company paid approximately $11.1 million in cash and issued approximately 330 shares of stock (valued at the closing market price at the date of settlement) during 2011. The Company will pay approximately $2.3 million during Q1 2012. The decrease in the contingent consideration obligation was offset by the addition of the contingent considerations for the Sapience Knowledge Systems, Inc. ("SKS") Earn-out and the Miyowa Earn-out.

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

4. Fair Value Measurements of Assets and Liabilities (Continued)

        The changes in fair value of the Company's Level 3 contingent consideration obligation during the year ended December 31, 2011 were as follows:

Level 3
Balance at December 31, 2010	$16,915
Fair value adjustment to contingent consideration included in net income	2,954
FusionOne Earn-out payment	(19,656)
Earn-out compensation due to employees	2,259
Addition of SKS Earn-out	2,763
SKS Earn-out payment	(500)
Addition of Miyowa Earn-out	8,432

Balance at December 31, 2011	$13,167

5. Property and Equipment

        Property and equipment consist of the following:

	December 31,
	2011	2010
Computer hardware	$37,012	$22,393
Computer software	19,846	18,526
Construction in-progress	483	5,886
Furniture and fixtures	1,614	1,302
Building	8,808	8,808
Leasehold improvements	7,940	6,141

	75,703	63,056
Less: Accumulated depreciation	(40,734)	(30,434)

	$34,969	$32,622

        Depreciation expense was approximately $10.5 million, $7.0 million, and $7.6 million for 2011, 2010, and 2009, respectively. Amortization of property and equipment recorded under a capital lease is included with depreciation expense.

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

6. Accrued Expenses

        Accrued expenses consist of the following:

	December 31,
	2011	2010
Accrued compensation and benefits	$13,520	$8,742
Accrued third party processing fees	1,369	1,052
Accrued accounting fees	692	729
Accrued other	7,672	1,900
Accrued income tax payable	900	576

	$24,153	$12,999

        The increases in accrued other are primarily related to the accrued acquisition costs and the addition of the liabilities acquired through the acquisition of Miyowa.

7. Capital Structure

        As of December 31, 2011, the Company's authorized capital stock was 110,000 shares of stock with a par value of $0.0001, of which 100,000 shares were designated common stock and 10,000 shares were designated preferred stock.

  Common Stock

        Each holder of common stock is entitled to vote on all matters and is entitled to one vote for each share held. Dividends on common stock will be paid when, as and if declared by the Company's board of directors. No dividends have ever been declared or paid by the Company. As of December 31, 2011, there were 38,394 shares of common stock issued, 5,097 shares of common stock reserved for issuance under the Company's 2000 Stock Plan (the "2000 Plan"), 10,000 shares of common stock reserved for issuance under the Company's 2006 Equity Incentive Plan (the "2006 Plan"), and 0 shares of common stock reserved for issuance under the Company's 2010 New Hire Equity Incentive Plan (the "2010 Plan").

  Preferred Stock

        There are no shares of preferred stock outstanding as of December 31, 2011 or 2010. The board of directors is authorized to issue preferred shares and has the discretion to determine the rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences of preferred stock.

  Registration Rights

        Holders of shares of common stock which were issued upon conversion of the Company's Series A preferred stock are entitled to have their shares registered under the Securities Act of 1933, as amended (the "Securities Act"). Under the terms of an agreement between the Company and the holders of these registrable securities, if the Company proposes to register any of its securities under the Securities Act, either for its own account or for the account of others, these stockholders are entitled to notice of such registration and are entitled to include their shares in such registration.

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

8. Accumulated Other Comprehensive Loss

        The components of accumulated other comprehensive loss are as follows:

	Year Ended December 31,
	2011	2010	2009
Translation adjustments	$(563)	$(253)	$(61)
Unrealized gain (loss) on securities, (net of tax)	(136)	71	54

Accumulated Other Comprehensive (Loss) Income	$(699)	$(182)	$(7)

9. Stock Plans

        As of December 31, 2011, the Company maintains three stock incentive plans, the 2000 Plan, the 2006 Plan and the 2010 Plan. The Company's board of directors administers the 2000 Plan, the 2006 Plan, and the 2010 Plan and is responsible for determining the individuals to be granted options or shares, the number of options or shares each individual will receive, the price per share and the exercise period of each option.

        Under the 2000 Plan, the Company has the ability to provide employees, outside directors and consultants an opportunity to acquire a proprietary interest in the success of the Company or to increase such interest by receiving options or purchasing shares of the Company's stock at a price not less than the fair market value at the date of grant for incentive stock options and a price not less than 30% of the fair market value at the date of grant for non-qualified options. Under the 2006 Plan and 2010 Plan, the Company may grant to its employees, outside directors and consultants awards in the form of incentive stock options, non-qualified stock options, shares of restricted stock and stock units or stock appreciation rights. During the year ended December 31, 2011, options to purchase 630 shares of common stock were granted under the 2006 Plan. Under the Company's Plans, options may be exercised in whole or in part for 100% of the shares subject to vesting at any time after the date of grant. Options under the Company's 2000 and 2006 Plans generally vest 25% on the first year anniversary of the date of grant plus an additional 1/48 for each month of continuous service thereafter. Options under the Company's 2010 plan generally vest the first 50% on the second year anniversary from July 19, 2010 and an additional 1/48th for each month of continuous service thereafter.

        During 2011, the Company issued approximately 118 shares of restricted stock related to the 2009 performance share grant and reserved for grant an additional 104 shares of restricted stock. The actual number of shares to be issued, which could range from 0 to 587, is dependent upon the Company's revenue and operating income. The additional shares, if any, will be issued in early 2011 and 2012. As of December 31, 2011, there were 2,995 shares available for grant or award under the Company's Plans.

        On August 3, 2010, the Company's board of directors granted equity awards made to one hundred three newly hired employees and one newly appointed executive officer of the Company. Pursuant to NASDAQ Listing Rule 5635(c)(4), the equity awards were granted under the 2010 Plan, which the board of directors adopted to facilitate the granting of equity awards as an inducement to new employees to join Synchronoss. In accordance with NASDAQ rules, these grants were made under a stock incentive plan without stockholder approval.

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

9. Stock Plans (Continued)

        The Company utilizes the Black-Scholes option pricing model for determining the estimated fair value for stock option awards. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Expected volatility was calculated based on a weighted-average of the Company's historical stock information. The average expected life was determined using the Companies historical data. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant. The Company has never declared or paid cash dividends on its common or preferred equity and does not anticipate paying any cash dividends in the foreseeable future. Forfeitures are estimated based on voluntary termination behavior, as well as a historical analysis of actual option forfeitures. The weighted-average assumptions used in the Black-Scholes option pricing model are as follows:

	For the Year Ended December 31,
	2011	2010	2009
Expected stock price volatility	69%	62%	62%
Risk-free interest rate	1.12%	2.45%	2.81%
Expected life of options (in years)	4.7	4.9	4.9
Expected dividend yield	0%	0%	0%

        The weighted-average fair value (as of the date of grant) of the options granted during the year ended December 31, 2011, 2010 and 2009 was $17.04, $11.18 and $6.67, respectively. During the years ended December 31, 2011, 2010 and 2009, the Company recorded total pre-tax stock-based compensation expense of $22.1 million ($14.1 million after tax or $0.37 per diluted share), $13.6 million ($6.9 million after tax or $0.21 per diluted share), and $8.3 million ($6.1 million after tax or $0.20 per diluted share), respectively, which includes the fair value for equity awards issued after January 1, 2006. The total stock-based compensation cost related to non-vested equity awards not yet recognized as an expense as of December 31, 2011 was approximately $34.7 million. That cost is expected to be recognized over a weighted-average period of approximately 2.85 years.

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

9. Stock Plans (Continued)

  Stock Options

        The following table summarizes information about shares available for grant and stock options outstanding.

		Options Outstanding
	Shares Available for Grant	Number of Shares	Option Exercise Price per Share Range	Weighted- Average Exercise Price
Balance at December 31, 2008	1,654	3,683	$0.29 - 38.62	$13.60
Options granted	(1,376)	1,376	$8.67 - 14.00	$12.55
Options exercised	—	(222)	$0.29 - 12.68	$6.74
Options forfeited	214	(214)	$6.95 - 38.62	$17.20
Net Restricted stock granted and forfeited	(4)	—	—	$—
Restricted stock reserved for grant	(178)	—	—	$—

Balance at December 31, 2009	310	4,623	$0.29 - 38.62	$13.44
Options granted	(1,852)	1,852	$15.89 - 27.55	$21.69
Options exercised	—	(731)	$0.29 - 28.59	$11.07
Options forfeited	103	(183)	$10.27 - 38.62	$17.52
Expansion of pool	3,428	—	—	—
Net Restricted stock granted and forfeited	(172)	—	—	$—
Restricted stock reserved for grant	(600)	—	—	$—

Balance at December 31, 2010	1,217	5,561	$0.29 - 38.62	$16.36
Options granted	(630)	630	$26.83 - 30.50	$30.17
Options exercised	—	(1,444)	$0.29 - 28.59	$12.26
Options forfeited	248	(449)	$8.99 - 38.62	$20.21
Expansion of pool	3,000	—	—	—
Net restricted stock granted and forfeited	(736)	—	—	—
Restricted stock reserved for grant	(104)	—	—	—

Balance at December 31, 2011	2,995	4,298	$0.29 - 38.62	$19.36

Expected to vest at December 31, 2011		1,933	$6.04 - 30.50	$21.31

Vested and exercisable at December 31, 2011		2,086

        As of December 31, 2011 and 2010, the weighted-average remaining contractual life of outstanding options was approximately 5.0 and 5.7 years, respectively. As of December 31, 2011 and 2010, the weighted-average remaining contractual life of exercisable options was approximately 4.4 and 5.2 years, respectively. Options vested as of December 31, 2011 have an aggregate intrinsic value of approximately $28.9 million. Options outstanding as of December 31, 2011 have an aggregate intrinsic value of approximately $48.5 million. The total intrinsic value (the excess of the market price over the exercise price) for stock options exercised in 2011 was approximately $28.4 million and $9.2 million for 2010 and $1.4 million for 2009. The amount of cash received from the exercise of stock options was approximately $17.7 million in 2011. For the years ended December 31, 2011 and 2010, the total fair

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

9. Stock Plans (Continued)

value of vested options was approximately $11.1 million and $19.2 million, respectively. As of December 31, 2011 and 2010 the weighted-average fair value (as of the date of grant) of the non-vested options was $11.52 and $9.40, respectively. During the year ended December 31, 2011 the weighted-average fair value (as of the date of grant) of options granted, vested and forfeited was $17.04, $9.37 and $9.86, respectively.

        The following table summarizes stock options outstanding and exercisable at December 31, 2011:

	Outstanding			Exercisable
Range of Exercise Price	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Number of Options	Weighted Average Exercise Price
$0.29 - $5.50	14	$0.48	2.62	14	$0.48
$5.51 - $11.00	877	$8.95	4.04	680	$8.88
$11.01 - $16.50	1,172	$13.09	4.65	641	$13.06
$16.51 - $22.00	732	$20.40	5.48	187	$20.55
$22.01 - $27.50	163	$24.61	5.22	119	$23.76
$27.51 - $33.00	1,061	$29.16	6.29	166	$27.71
$33.01 - $38.50	249	$36.13	3.04	249	$36.13
$38.51 - $44.00	30	$38.62	5.84	30	$38.62

	4,298			2,086

        A summary of the Company's non-vested restricted stock at December 31, 2011, and changes during the year ended December 31, 2011, is presented below:

Non-Vested Restricted Stock	Number of Awards	Weighted-Average Grant Date Fair Value
Non-vested at January 1, 2010	187	$20.01
Granted	530	$27.48
Vested	(186)	$20.66
Forfeited	(20)	$28.50

Non-vested at December 31, 2011	511	$27.72

  Treasury Stock

        On May 2, 2011, the Company's board of directors authorized a stock repurchase program to purchase up to $20 million of the Company's outstanding common stock. The duration of the repurchase program is twelve months. Under the program, the Company may purchase shares of its common stock in the open market, through block trades or otherwise at prices deemed appropriate by the Company. The timing and amount of repurchase transactions under the program will depend on market conditions and corporate and regulatory considerations. The purchases will be funded from available working capital. As of December 31, 2011, the Company completed the stock repurchase program and a total of 669 shares were repurchased for an aggregate purchase price of $20.0 million. The Company classifies common stock repurchased as treasury stock on its balance sheet.

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

10. 401(k) Plan

        The Company has a 401(k) plan (the "Plan") covering all eligible employees. The Plan allows for a discretionary employer match. The Company incurred and expensed $1.1 million, $782, and $580 for the years ended December 31, 2011, 2010 and 2009, respectively, in Plan match contributions.

11. Income Taxes

        The Company's effective tax rate was approximately 17.6%, 57.4% and 34.7% during 2011, 2010 and 2009, respectively.

        A reconciliation of the statutory tax rates and the effective tax rates for the years ended December 31, 2011, 2010 and 2009 are as follows:

	Year Ended December 31,
	2011	2010	2009
Statutory rate	34%	35%	35%
State taxes, net of federal benefit	—	7%	2%
Effect of Rates Different than Statutory	(6)%	(2)%	(2)%
Non-deductible stock based compensation	(1)%	6%	4%
Other permanent adjustments	1%	1%	(3)%
Fair market value adjustment on FusionOne Earn-out	5%	18%	—
Research and development credit	(8)%	(5)%	(1)%
Federal net operating losses	(9)%	—	—
Other	2%	(3)%	—

Net	18%	57%	35%

        The increase in the research and development credit was primarily due the expansion of the Company's research and development costs and qualified activities through acquisition and internal growth.

        Income tax expense consisted of the following components:

	Year Ended December 31,
	2011	2010	2009
Current:
Federal	(2,328)	(2,672)	(6,898)
State	(718)	(1,733)	(725)
Foreign	(829)	(742)	(88)
Deferred:	—	—
Federal	29	(713)	1,052
State	562	510	123
Foreign	51	127	—

Income tax expense	(3,233)	(5,223)	(6,536)

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

11. Income Taxes (Continued)

        The geographic components of income from operations before income taxes are as follows:

	For the year ended December 31,
	2011	2010	2009
United States	$11,584	$7,198	$17,731
India	1,722	1,002	677
Ireland	4,932	1,228	—
United Kingdom	152	59	425
Estonia	(44)	(390)	—
Germany	13	—	—

Total	$18,359	$9,097	$18,833

        For the years ended December 31, 2011, 2010 and 2009 the taxable income attributed to its foreign entities was primarily derived from intercompany transfer pricing agreements.

        At December 31, 2011, the Company had approximately $66.9 million of federal net operating losses and approximately $73.4 million of state net operating losses. These net operating loss carryforwards will begin to expire in 2012 and are subject to certain limitations under Internal Revenue Code Section 382 due to the changes in ownership of the acquired companies. In addition, the Company had approximately $14.7 million of foreign net operating losses which do not expire.

        During 2010, the Income Tax Department of India began income tax examinations for the Company's wholly owned subsidiary, Wisor Telecom India, for the fiscal year 2009. The Company believes the result of these current or any prospective audits will not have a material effect on its financial position or results of operations.

        During 2011, the Internal Revenue Service began a tax examination of the Company's 2009 federal tax return. The Company believes that the result of this exam will not have a material effect on its financial position or results of operations.

        The Company has not provided taxes for undistributed earnings of its foreign subsidiaries except to the extent that the Company does not plan to reinvest such earnings indefinitely outside the United States. If the cumulative foreign earnings exceed the amount the Company intends to reinvest in foreign countries in the future, the Company would provide for taxes on such excess amount. The undistributed earnings of the foreign subsidiaries which the Company plans to reinvest indefinitely outside the United States is approximately $10.6 million.

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

11. Income Taxes (Continued)

        Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows:

	December 31,
	2011	2010
Deferred tax assets:
Accrued liabilities	$507	$204
Deferred revenue	303	401
Bad debts reserve	142	265
State net operating loss carry forwards	3,585	2,819
Deferred compensation	11,196	7,200
Federal net operating loss carry forwards	23,404	24,339
Foreign net operating loss carry forwards	4,908	—
Deferred rent	127	226
Other	211	—

Total deferred tax assets	$44,383	$35,454
Deferred tax liabilities:
Intangible assets	$(21,395)	$(13,007)
Fixed assets	(6,191)	(2,376)
Other	—	(88)

Total deferred tax liabilities	(27,586)	(15,471)
Valuation allowance	(253)	(279)

Net Deferred Income Tax Assets	$16,544	$19,704

        The following table indicates where net deferred income taxes have been classified in the Balance Sheet:

	December 31,
	2011	2010
Current deferred tax assets	$3,959	$3,295
Less: Valuation allowance	(21)	(23)

Net current deferred tax assets	3,938	3,272
Non-current deferred tax assets	12,837	16,688
Less: Valuation allowance	(231)	(256)

Net non-current deferred tax assets	12,606	16,432

Net Deferred Tax Assets	$16,544	$19,704

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

11. Income Taxes (Continued)

        A reconciliation of the beginning and ending amount of unrecognized tax benefits excluding interest is as follows:

	December 31,
	2011	2010
Unrecognized tax benefit (beginning balance)	$546	$875
Increases for tax positions taken during prior year	17	22
Decreases for tax positions taken during prior year	(78)	(44)
Reduction due to lapse of applicable statue of limitations	(169)	(460)
Increases for tax positions of current period	187	153

Unrecognized tax benefits (ending balance)	$503	$546

        The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in interest expense. The liability for unrecognized tax benefits includes accrued interest of $31 and $55 at December 31, 2011 and 2010, respectively.

12. Commitments and Contingencies

  Leases

        The Company leases office space, automobiles and office equipment under non-cancellable lease agreements, which expire through April 2023. Aggregate annual future minimum lease payments under these non-cancellable leases are as follows:

Period ended December 31:
2012	5,029
2013	5,277
2014	5,039
2015	4,518
2016 and thereafter	26,053

$45,916

        Rent expense for the years ended December 31, 2011, 2010 and 2009 was $2.9 million, $2.2 million, and $2.2 million, respectively.

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

13. Goodwill and Intangibles

  Goodwill

        Goodwill changed during 2011 and 2010 as follows:

Balance at December 31, 2010	$19,063
Acquired goodwill	37,191
Reclassifications, adjustments and other	(1,637)

Balance at December 31, 2011	$54,617

Balance at December 31, 2009	$6,911
Acquired goodwill	12,152

Balance at December 31, 2010	$19,063

        The reclassifications, adjustment and other of $1.6 million for the year 2011 is primarily related to the Company's deferred taxes as a result of changes to the apportionment used related to its state effective tax rate.

        The Company performs an impairment study of the Company's goodwill annually. There were no impairment charges recognized during the years ended December 31, 2011 and 2010.

  Other Intangible Assets

        Our intangible assets with definite lives consist primarily of trade names, technology, and customer lists and relationships. These intangible assets are being amortized on the straight-line method over the estimated useful lives of the assets ranging from 4-16 years. Amortization expense related to currently existing intangible assets for the years ended December 31, 2011, 2010 and 2009 was $3.6 million, $2.2 million, and $853, respectively.

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

13. Goodwill and Intangibles (Continued)

        The Company's intangible assets consist of the following:

December 31, 2011
Intangible assets:
Trade name	$591
Accumulated amortization	(90)

Trade name, net	501

Technology	30,858
Accumulated amortization	(2,835)

Technology, net	28,023

Customer lists and relationships	37,714
Accumulated amortization	(4,243)

Customer lists and relationships, net	33,471

Capitalized software and patents	1,974
Accumulated amortization	—

Capitalized software and patents, net	1,974

Intangibles assets, net	$63,969

December 31, 2010
Intangible assets:
Trade name	$500
Accumulated amortization	(28)

Trade name, net	472

Technology	15,800
Accumulated amortization	(1,134)

Technology, net	14,666

Customer lists and relationships	20,449
Accumulated amortization	(2,356)

Customer lists and relationships, net	18,093

Intangibles assets, net3	$33,231

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

13. Goodwill and Intangibles (Continued)

        Estimated annual amortization expense of its intangible assets for the next five years is as follows:

Period ended December 31:
2012	$6,601
2013	$5,898
2014	$5,898
2015	$5,868
2016	$5,868

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

        On January 4, 2011, the Company filed a complaint in the United States District Court for the District of Wisconsin (Civ Act. No. 11-CV-02) against Dashwire, Inc. ("Dashwire"), claiming that Dashwire has infringed, and continues to infringe, several of the Company's patents. The Company filed an Amended Complaint against Dashwire on April 22, 2011. As a result of these claims, Dashwire filed a complaint against the Company in the same court asserting that the Company is infringing two of the Dashwire patents which it recently acquired from Intellectual Venture Partners. On July 29, 2011, the Company and Dashwire entered into a patent license and settlement agreement whereby

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

14. Legal Matters (Continued)

Dashwire will take a limited license to specific Synchronoss cloud management patents. Under the agreement, Synchronoss will receive a lump-sum payment and future royalties from Dashwire and the parties will each move the court to dismiss the above complaints.

        Except for the above claims, the Company is not currently subject to any legal proceedings that could have a material adverse effect on its operations; however, it may from time to time become a party to various legal proceedings arising in the ordinary course of its business. For instance, On August 26, 2011, the Company filed a complaint in the United States District Court for the District of New Jersey (Civ Act. No. 11-4947 (FLW/LHG) against NewBay Software, Inc. and Newbay Software, Ltd. (collectively, "Newbay"), claiming that Newbay has infringed, and continues to infringe, several of the Company's patents. On November 28, 2011, Newbay filed an answer to the Company's complaint and asserted certain counterclaims that the Company's patents at issue are invalid. In addition, on October 4, 2011, the Company filed a complaint in the United States District Court for the District of New Jersey (Civ Act. No. 3:11-cv-05811 FLW-TJB) against Assurion, Inc. ("Assurion"), claiming that Assurion has infringed, and continues to infringe, several of the Company's patents. On February 3, 2012, Assurion filed an answer to the Company's complaint and asserted certain counterclaims that the Company's patents at issue are invalid. The Company believes that both the Newbay and Assurion claims are without merit, and the Company intends to defend all of such claims. Due to the inherent uncertainties of litigation, the Company cannot predict the outcome of the actions at this time.

15. Subsequent Events Review

        The Company has evaluated all subsequent events and transactions through the filing date.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

  Evaluation of Disclosure Controls and Procedures

        Under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2011. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures were effective as of December 31, 2011, to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosures.

  Management's Annual Report on Internal Control over Financial Reporting

        The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company's principal executive and principal financial officers and effected by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

  •
  Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

  •
  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

  •
  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

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

        The Company's management assessed the effectiveness of its internal control over financial reporting as of December 31, 2011. In making this assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

        Based on the Company's assessment, management concluded that, as of December 31, 2011, its internal control over financial reporting was effective.

        The effectiveness of the Company's internal control over financial reporting as of December 31, 2011 has been audited by Ernst & Young LLP, its independent registered public accounting firm, as stated in their report which is included in Item 9 of this Annual Report on Form 10-K.

  Changes in Internal Control over Financial Reporting

        There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 that was conducted during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

  Inherent Limitations on Effectiveness of Controls

        The Company's management, including its Chief Executive Officer and Chief Financial Officer, does not expect that its disclosure controls or its internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company's operations have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Synchronoss Technologies, Inc.

        We have audited Synchronoss Technologies, Inc.'s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Synchronoss Technologies, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, Synchronoss Technologies, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Synchronoss Technologies, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2011 of Synchronoss Technologies, Inc. and our report dated February 27, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

MetroPark, New Jersey
February 27, 2012

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        (a)   Identification of Directors. Information concerning the directors of Synchronoss is set forth under the heading "Election of Directors" in the Synchronoss Proxy Statement for the 2012 Annual Meeting of Stockholders and is incorporated herein by reference.

        (b)   Audit Committee Financial Expert. Information concerning Synchronoss' audit committee financial expert is set forth under the heading "Audit Committee" in the Synchronoss Proxy Statement for the 2012 Annual Meeting of Stockholders and is incorporated herein by reference.

        (c)   Identification of the Audit Committee. Information concerning the audit committee of Synchronoss is set forth under the heading "Audit Committee" in the Synchronoss Proxy Statement for the 2012 Annual Meeting of Stockholders and is incorporated herein by reference.

        (d)   Section 16(a) Beneficial Ownership Reporting Compliance. Information concerning compliance with beneficial ownership reporting requirements is set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Synchronoss Proxy Statement for the 2012 Annual Meeting of Stockholders and is incorporated herein by reference.

        (e)   Code of Ethics. Information concerning the Synchronoss Code of Business Conduct is set forth under the caption "Code of Business Conduct" in the Synchronoss Proxy Statement for the 2012 Annual Meeting of Stockholders and is incorporated herein by reference. The Code of Business Conduct can also be found on our website, www.synchronoss.com.

ITEM 11.    EXECUTIVE COMPENSATION

        Information concerning executive compensation is set forth under the headings "Compensation of Executive Officers" in the Synchronoss Proxy Statement for the 2012 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Information concerning shares of Synchronoss equity securities beneficially owned by certain beneficial owners and by management is set forth under the heading "Equity Security Ownership of Certain Beneficial Owners and Management" in the Synchronoss Proxy Statement for the 2012 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information concerning certain relationships and related transactions is set forth under the heading "Certain Related Party Transactions" in the Synchronoss Proxy Statement for the 2012 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Information concerning fees and services of the Company's principal accountants is set forth under the heading "Report of the Audit Committee" and "Independent Registered Public Accounting Firm's Fees" in the Synchronoss Proxy Statement for the 2012 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

  (a)
  (1)  Financial Statements:

  (a)
  (2)  Schedule for the years ended December 31, 2011, 2010, 2009:

II—Valuation and Qualifying Accounts

        All other Schedules have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

  (a)
  (3)  Exhibits:

Exhibit No.		Description
3.1	*	Restated Certificate of Incorporation of the Registrant.

3.2	*	Amended and Restated Bylaws of the Registrant.

4.1		Reference is made to Exhibits 3.1 and 3.2.

4.2	*	Amended and Restated Investors Rights Agreement, dated December 22, 2000, by and among the Registrant, certain stockholders and the investors listed on the signature pages thereto.

4.3	*	Amendment No. 1 to Synchronoss Technologies, Inc. Amended and Restated Investors Rights Agreement, dated April 27, 2001, by and among the Registrant, certain stockholders and the investors listed on the signature pages thereto.

4.4	*	Registration Rights Agreement, dated November 13, 2000, by and among the Registrant and the investors listed on the signature pages thereto.

4.5	*	Amendment No. 1 to Synchronoss Technologies, Inc. Registration Rights Agreement, dated May 21, 2001, by and among the Registrant, certain stockholders listed on the signature pages thereto and Silicon Valley Bank.

10.1	*	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.

10.2	*	Synchronoss Technologies, Inc. 2000 Stock Plan and forms of agreements thereunder.

10.3	*	Amendment No. 1 to Synchronoss Technologies, Inc. 2000 Stock Plan.

10.4	****	2006 Equity Incentive Plan, as amended and restated.

10.4.1	*****	2010 New Hire Equity Incentive Plan.

10.5		Employee Stock Purchase Plan.

10.6	*	Lease Agreement between the Registrant and BTCT Associates, L.L.C. for the premises located at 750 Route 202 South, Bridgewater, New Jersey, dated as of May 11, 2004.

Exhibit No.		Description

10.7	*	First Amendment dated December 23, 2003 to the Lease Agreement between the Registrant and BTCT Associates, L.L.C. for the premises located at 750 Route 202 South, Bridgewater, New Jersey, dated as of May 11, 2004.

10.8	**	Second Amendment dated August 21, 2006 to the Lease Agreement between the Registrant and BTCT Associates, L.L.C. for the premises located at 750 Route 202 South, Bridgewater, New Jersey, dated as of May 11, 2004.

10.9	*	Lease Agreement between the Registrant and Triple Net Investments XXV, L.P. for the premises located at Lehigh Valley Industrial Park VII, Bethlehem, Pennsylvania, dated as of May 16, 2008, as amended.

10.10		Lease Agreement between the Registrant and Wells Reit—Bridgewater NJ, LLC for the premises located at 200 Crossing Boulevard, Bridgewater, New Jersey, dated as of October 27, 2011.

10.11	*	Loan & Security Agreement between the Registrant and Silicon Valley Bank, dated as of May 21, 2001.

10.12	***	Cingular Master Services Agreement, effective September 1, 2005 by and between the Registrant and Cingular Wireless LLC.

10.13	†	Employment Agreement dated as of December 31, 2011 between the Registrant and Stephen G. Waldis.

10.14	†	Employment Agreement dated as of December 31, 2011 between the Registrant and Lawrence R. Irving.

10.15	†	Employment Agreement dated as of December 31, 2011 between the Registrant and Robert Garcia.

10.16	†	Employment Agreement dated as of December 31, 2011 between the Registrant and Chris Putnam.

10.17	†	Employment Agreement dated as of December 31, 2011 between the Registrant and Biju Nair.

21.1		List of subsidiaries.

23.1		Consent of Ernst & Young, LLP, Independent Registered Public Accounting Firm.

24		Power of Attorney (see page 79).

31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and section 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and section 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description
101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

†
Compensation Arrangement.

*
Incorporated by reference to Registrant's Registration Statement on Form S-1 (Commission File No. 333-132080).

**
Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 2007.

***
Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 2008.

****
Incorporated by reference to Registrant's Schedule 14A dated April 8, 2010.

*****
Incorporated by reference to Registrant's Registration Statement on Form S-8 (Commission File No. 333-168745).

XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

‡
Confidential treatment has been requested for portions of this document. The omitted portions of this document have been filed with the Securities and Exchange Commission.
  (b)
  Exhibits.

        See (a)(3) above.

  (c)
  Financial Statement Schedule.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
December 31, 2011, 2010, and 2009

	Beginning Balance	Additions	Reductions	Ending Balance
	(In thousands)
Allowance for doubtful receivables
2011	$558	$(202)	$—	$356
2010	$830	$324	$(596)	$558
2009	$193	$640	$(3)	$830

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNCHRONOSS TECHNOLOGIES, INC. (Registrant)
By	/s/ STEPHEN G. WALDIS Stephen G. Waldis Chairman of the Board, Chief Executive Officer and President

February 27, 2012

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

Signature	Title	Date

/s/ STEPHEN G. WALDIS Stephen G. Waldis	Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2012
/s/ LAWRENCE R. IRVING Lawrence R. Irving	Chief Financial Officer (Principal Financial Officer)	February 27, 2012
/s/ KAREN L. ROSENBERGER Karen L. Rosenberger	Chief Accounting Officer (Principal Accounting Officer)	February 27, 2012
/s/ WILLIAM J. CADOGAN William J. Cadogan	Director	February 27, 2012

Signature	Title	Date

/s/ CHARLES E. HOFFMAN Charles E. Hoffman	Director	February 27, 2012
/s/ THOMAS J. HOPKINS Thomas J. Hopkins	Director	February 27, 2012
/s/ JAMES M. MCCORMICK James M. McCormick	Director	February 27, 2012
/s/ DONNIE M. MOORE Donnie M. Moore	Director	February 27, 2012