Form 10-Q
period 2012-03-31
SYNCHRONOSS TECHNOLOGIES INC
filed 2012-05-09
CIK 1131554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 000-52049

SYNCHRONOSS TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	06-1594540
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 Crossing Boulevard, 8th Floor Bridgewater, New Jersey	08807
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒

Shares outstanding of the Registrant’s common stock:

Class	Outstanding at April 26, 2012
Common stock, $0.0001 par value	39,036,372

SYNCHRONOSS TECHNOLOGIES, INC.

FORM 10-Q INDEX

SYNCHRONOSS TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	March 31, 2012	December 31, 2011

ASSETS
Current assets:
Cash and cash equivalents	$75,098	$69,430
Marketable securities	55,389	51,504
Accounts receivable, net of allowance for doubtful accounts of $357 and $356 at March 31, 2012 and December 31, 2011, respectively	58,701	57,387
Prepaid expenses and other assets	13,268	16,061
Deferred tax assets	3,874	3,938
Total current assets	206,330	198,320

Marketable securities	26,842	31,642
Property and equipment, net	36,561	34,969
Goodwill	55,007	54,617
Intangible assets, net	62,382	63,969
Deferred tax assets	10,429	12,606
Other assets	2,347	2,495

Total assets	$399,898	$398,618

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,290	$7,712
Accrued expenses	17,225	24,153
Deferred revenues	8,420	8,834
Contingent consideration obligation	2,000	4,735
Total current liabilities	32,935	45,434

Lease financing obligation - long term	9,248	9,241
Contingent consideration obligation - long-term	7,285	8,432
Other liabilities	1,072	948
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000 shares authorized, 0 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	—	—
Common stock, $0.0001 par value; 100,000 shares authorized, 41,642 and 41,063 shares issued; 38,973 and 38,394 outstanding at March 31, 2012 and December 31, 2011, respectively	4	4
Treasury stock, at cost (2,669 shares at March 31, 2012 and December 31, 2011, respectively)	(43,712)	(43,712)
Additional paid-in capital	316,630	307,586
Accumulated other comprehensive loss	(431)	(699)
Retained earnings	76,867	71,384

Total stockholders’ equity	349,358	334,563

Total liabilities and stockholders’ equity	$399,898	$398,618

See accompanying consolidated notes.

SYNCHRONOSS TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months Ended
	March 31,
	2012	2011

Net revenues	$64,560	$52,878
Costs and expenses:
Cost of services*	28,621	24,611
Research and development	12,876	10,103
Selling, general and administrative	10,390	10,147
Net change in contingent consideration obligation	(780)	2,916
Depreciation and amortization	5,171	3,358
Total costs and expenses	56,278	51,135
Income from operations	8,282	1,743
Interest income	398	119
Interest expense	(239)	(237)
Other income (expense)	14	(9)
Income before income tax expense	8,455	1,616
Income tax expense	(2,972)	(1,477)
Net income	$5,483	$139
Net income per common share:
Basic †	$0.14	$0.04
Diluted †	$0.14	$0.04
Weighted-average common shares outstanding:
Basic †	38,099	36,857
Diluted †	39,258	38,431

Comprehensive income	$5,751	$297

*	Cost of services excludes depreciation and amortization which is shown separately.
†	See notes to financial statements footnote 3.

See accompanying consolidated notes.

SYNCHRONOSS TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2012	2011
Operating activities:
Net income	$5,483	$139
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	5,171	3,358
Amortization of bond premium	332	20
Deferred income taxes	1,995	(441)
Non-cash interest on leased facility	230	229
Stock-based compensation	5,211	5,473
Changes in operating assets and liabilities:
Accounts receivable, net of allowance for doubtful accounts	(1,314)	(7,512)
Prepaid expenses and other current assets	2,361	2,164
Other assets	(131)	(57)
Accounts payable	(2,422)	868
Accrued expenses	(6,928)	(4,410)
Contingent consideration obligation	(3,307)	3,328
Excess tax benefit from the exercise of stock options	(269)	(4,004)
Other liabilities	124	(12)
Deferred revenues	89	7,541

Net cash provided by operating activities	6,625	6,684
Investing activities:
Purchases of fixed assets	(4,873)	(3,221)
Purchases of marketable securities available-for-sale	(2,729)	(7,376)
Maturities of marketable securities available-for-sale	3,482	288
Business acquired, net of cash	(14)	(2,900)

Net cash used in investing activities	(4,134)	(13,209)
Financing activities:
Proceeds from the exercise of stock options	3,564	6,806
Payments on contingent consideration	(575)	—
Excess tax benefit from the exercise of stock option	269	4,004
Repayments of capital obligations	(224)	(263)

Net cash provided by financing activities	3,034	10,547

Effect of exchange rate changes on cash	143	186
Net increase in cash and cash equivalents	5,668	4,208
Cash and cash equivalents at beginning of year	69,430	180,367

Cash and cash equivalents at end of period	$75,098	$184,575

Supplemental disclosures of cash flow information:
Cash paid for income taxes	192	426

See accompanying consolidated notes.

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — UNAUDITED

(in thousands, except per share data unless otherwise noted)

The consolidated financial statements as of March 31, 2012 and for the three months ended March 31, 2012 and 2011 are unaudited, but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. They do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements and should be read in conjunction with the financial statements and notes in the Annual Report of Synchronoss Technologies, Inc. incorporated by reference in the Company’s annual report on Form 10-K for the year ended December 31, 2011.  The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Synchronoss Technologies UK Ltd., Synchronoss Technologies Ireland, Ltd., Wisor Telecom Corporation (“Wisor”), Synchronoss Telecom India Private Ltd., FusionOne, Inc., FusionOne Esti Ou, Synchronoss Technologies Germany GmbH, Sapience Knowledge Systems, Inc (“SKS”), Miyowa S.A., Miyowa, Inc, and Miyowa Asia Pte Ltd. All significant intercompany balances and transactions are eliminated in consolidation. The Company has no unconsolidated subsidiaries or investments accounted for under the equity method. The results reported in these consolidated financial statements should not necessarily be taken as indicative of results that may be expected for the entire year. The balance sheet at December 31, 2011 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

1. Description of Business

Synchronoss Technologies, Inc. (the “Company” or “Synchronoss”) is a leading provider of on-demand transaction management solutions. Such transactions include device and service procurement, provisioning, activation, intelligent connectivity management and content synchronization that enable communications service providers (CSPs), cable operators/multi-services operators (MSOs), original equipment manufacturers (OEMs) with embedded connectivity (e.g. smartphones, laptops, tablets and mobile Internet devices, among others), e-Tailers/retailers and other customers to accelerate and monetize their go-to-market strategies for connected devices. This includes automating subscriber activation, order management, upgrades, service provisioning and connectivity and content management from any channel (e.g., e-commerce, telesales, enterprise, indirect and other retail outlets, etc.) to any communication service (e.g., wireless (2G, 3G, (EV-DO and HSPA), 4G, (LTE and WiMAX)), high speed access, local access, IPTV, cable, satellite TV, etc.) across any connected device type and content transfer. The Company’s solutions touch all aspects of connected devices on the mobile Internet.

The Company’s ConvergenceNow®, ConvergenceNow® Plus+TM and InterconnectNowTM platforms provide end-to-end seamless integration between customer-facing channels/applications, communication services, or devices and “back-office” infrastructure-related systems and processes. The Company’s customers rely on its solutions and technology to automate the process of activation and content management for their customers’ devices while delivering additional communication services. The Company’s platforms are designed to be flexible and scalable to enable multiple converged communication services to be managed across multiple distribution channels, including e-commerce, m-commerce, telesales, customer stores, indirect and other retail outlets, etc., allowing it to meet the rapidly changing and converging services and connected devices offered by its customers. The Company enables its customers to acquire, retain and service subscribers quickly, reliably and cost-effectively by simplifying the processes associated with managing the customer experience for procuring, connecting, activating and synchronizing connected devices and services through the use of its platforms.  The extensibility, scalability and relevance of its platforms enable new revenue streams for its customers through new subscriber acquisitions, sale of new devices, accessories and new value-added service offerings in the cloud computing environment, while optimizing their cost of operations and enhancing customer experience.

The Company currently operates in North America, Europe and Asia and markets its solutions and services directly through its sales organizations in North America and Europe.

The Company’s industry-leading customers include Tier 1 service providers such as AT&T Inc., Verizon Wireless and Vodafone, Tier 1 cable operators/MSOs like Cablevision, Comcast, and Time Warner Cable and large OEMs/e-Tailers such as Apple, Dell, Panasonic and Sony. These customers utilize its platforms, technology and services to service both consumer and business customers.

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — UNAUDITED (Continued)

(in thousands, except per share data unless otherwise noted)

2. Basis of Presentation

For further information about the Company’s basis of presentation or its significant accounting policies, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2011.

Impact of Recently Issued Accounting Standards

During the three-month period ended March 31, 2012, the Company adopted amendments to disclosure requirements for common fair value measurement. These amendments, effective for the interim and annual periods beginning on or after December 15, 2011 (early adoption is prohibited), result in common definition of fair value and common requirements for measurement of and disclosure requirements between U.S. GAAP and IFRS. Consequently, the amendments change some fair value measurement principles and disclosure requirements. The implementation of this amended accounting guidance has not had a material impact on the Company’s consolidated financial statements or disclosures.

During the three-month period ended March 31, 2012, the Company adopted amendments to disclosure requirements for presentation of comprehensive income. This guidance, effective retrospectively for the interim and annual periods beginning on or after December 15, 2011 (early adoption is permitted), requires presentation of total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. For purposes of the interim financial statements, the Company included total comprehensive income on the face of the income statement.

During the three-month period ended March 31, 2012, the Company adopted amendments to simplify how entities test goodwill for impairment. These amendments, effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, (early adoption is permitted), permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The implementation of this amended accounting guidance has not had a material impact on the Company’s consolidated financial statements or disclosures.

3. Earnings per Common Share

The Company calculates basic and diluted per share amounts based on net earnings adjusted for the effects to earnings that would result if contingently issuable shares related to contingent consideration settleable in the Company’s stock were reported as equity for the periods presented. To calculate basic earnings per share, the Company uses the weighted average number of common shares outstanding during the period adjusted for the weighted average number of contingently issuable shares. The weighted average numbers of shares contingently issuable are calculated as if they were outstanding as of the last day of the period.  The diluted earnings per share calculation is based on the weighted average number of shares of common stock outstanding adjusted for the number of additional shares that would have been outstanding had all potentially dilutive common shares been issued.  Potentially dilutive shares of common stock include stock options, non-vested share awards and contingently issuable shares related to contingent consideration settleable in stock.  The dilutive effects of stock options and restricted stock awards are based on the treasury stock method.  The dilutive effects of the contingent consideration settleable in stock are calculated as if the contingently issuable shares were outstanding as of the beginning of the period.  The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net income attributable to common stockholders per common share. Stock options that are anti-dilutive and excluded from the following table totaled 1,171 and 840 for the three months ended March 31, 2012 and 2011, respectively.

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — UNAUDITED (Continued)

(in thousands, except per share data unless otherwise noted)

	Three Months Ended March 31,
	2012	2011
Numerator:
Net income attributable to common stockholders	$5,483	$139
Income effect for equity mark-to-market on contingent consideration obligation, net of tax	—	1,342
Net income applicable to shares of common stock for earnings per share	$5,483	$1,481
Denominator:
Weighted average common shares outstanding — basic	38,099	36,857
Dilutive effect of:
Net issuable common share equivalents	—	107
Options and unvested restricted shares	1,159	1,467
Weighted average common shares outstanding — diluted	39,258	38,431

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

The following is a summary of assets and liabilities held by the Company and their related classifications under the fair value hierarchy:

	March 31, 2012	December 31, 2011
Level 1 (A)	$105,205	$99,315
Level 2 (B)	52,124	53,261
Level 3 (C)	(9,285)	(13,167)
Total	$148,044	$139,409

(A)     Level 1 assets include money market funds and enhanced income money market funds which are classified as cash equivalents and marketable securities.

(B)       Level 2 assets include certificates of deposit, municipal bonds and corporate bonds which are classified as marketable securities.

(C) Level 3 liabilities include the contingent consideration obligation.

The Company utilizes the market approach to measure fair value for its financial assets. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets. The Company’s marketable securities investments classified as Level 2 primarily utilize broker quotes in a non-active market for valuation of these securities. No transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy occurred during the three months ended March 31, 2012.

The aggregate fair value of available-for-sale securities and aggregate amount of unrealized gains and losses for available for sale securities at March 31, 2012 were as follows:

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — UNAUDITED (Continued)

(in thousands, except per share data unless otherwise noted)

	Aggregate	Aggregate Amount of Unrealized
	Fair Value	Gains	Losses
Due in one year or less	$55,389	$74	$(175)
Due after one year, less than five years	26,842	74	(30)
	$82,231	$148	$(205)

The aggregate fair value of available-for-sale securities and aggregate amount of unrealized gains and losses for available for sale securities at December 31, 2011 were as follows:

	Aggregate	Aggregate Amount of Unrealized
	Fair Value	Gains	Losses
Due in one year or less	$51,504	$59	$(315)
Due after one year, less than five years	31,642	76	(48)
	$83,146	$135	$(363)

Unrealized gains and losses are reported as a component of accumulated other comprehensive loss in stockholders’ equity. The cost of securities sold is based on specific identification method. The Company evaluates investments with unrealized losses to determine if the losses are other than temporary. The Company has determined that the gross unrealized losses at March 31, 2012 and December 31, 2011 are temporary. In making this determination, the Company considered the financial condition, credit ratings and near-term prospects of the issuers, the underlying collateral of the investments, and the magnitude of the losses as compared to the cost and the length of time the investments have been in an unrealized loss position. Additionally, while the Company classifies the securities as available for sale, the Company does not currently intend to sell such investments and it is more likely than not to recover the carrying value prior to being required to sell such investments.

The Company determined the fair value of the contingent consideration obligation based on a probability-weighted income approach derived from quarterly revenue estimates and a probability assessment with respect to the likelihood of achieving the various performance criteria. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement.  The significant unobservable inputs used in the fair value measurement of the Company’s contingent consideration obligation are the probabilities of achieving certain financial targets and contractual milestones.  Significant increases (decreases) in any of those probabilities in isolation would not result in a significantly higher (lower) fair value measurement.  No changes in valuation techniques occurred during the three months ended March 31, 2012.  During the three months ended March 31, 2012, the Company paid approximately $2.3 million to the former FusionOne employees at the completion of the service period for the FusionOne contingent consideration obligation.

The changes in fair value of the Company’s Level 3 contingent consideration obligation during the three months ended March 31, 2012 were as follows:

Level 3
Balance at December 31, 2011	$13,167
Fair value adjustment to contingent consideration included in net income	(780)
FusionOne Earn-out payment	(2,334)
SKS Earn-out payment	(1,467)
Earn-out compensation due to Miyowa employees	466
Fx impact of change in contingent consideration	233
Balance at March 31, 2012	$9,285

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — UNAUDITED (Continued)

(in thousands, except per share data unless otherwise noted)

5. Acquisition

Miyowa

On December 30, 2011 the Company acquired 100% of the capital stock of Miyowa, a French company, for cash consideration of $50.1 million.  Additionally, the Company potentially may make payments (“Miyowa Earn-Out”) totaling up to approximately $13.4 million based on the achievement of certain financial targets and contract milestones for the year ending December 31, 2012. The maximum that could be paid to existing employees of Miyowa is $2.9 million and actual amounts will be recorded as compensation expense over the service period.

The Company accounted for this business combination by applying the acquisition method, and accordingly, the purchase price was allocated to the tangible assets acquired and liabilities assumed based upon their fair values at the acquisition date. The excess of the purchase price over the net tangible assets and liabilities, approximately $27.2 million, was recorded as goodwill, which is not tax deductible. The Company is in the process of finalizing the purchase allocation, thus the provisional measures of deferred revenue, deferred income taxes, intangibles and goodwill are subject to change. The Company expects the purchase price allocation will be finalized in 2012.

The following table summarizes the preliminary estimated fair values of the assets and liabilities assumed at the acquisition date:

December 31, 2011
Cash and cash equivalents	$2,221
Accounts receivable	2,781
Prepaid expenses and other assets	3,776
Property and equipment	194
Deferred tax assets, net	8
Intangible assets	32,414
Other assets, non-current	113
Total identifiable assets acquired	41,507

Accounts payable and accrued liabilities	(3,964)
Deferred tax liability	(6,054)
Deferred revenue	(182)
Other liabilities, non-current	(29)
Total liabilities assumed	(10,229)

Net identifiable assets acquired	31,278

Goodwill	27,245
Net assets acquired	$58,523

Goodwill changed during the three months ended March 31, 2012 as follows:

Balance at December 31, 2011	$54,617
Reclassifications, adjustments and other	390
Balance at March 31, 2012	$55,007

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — UNAUDITED (Continued)

(in thousands, except per share data unless otherwise noted)

6. Stockholders’ Equity

Stock Options

The Company uses the Black-Scholes option pricing model for determining the estimated fair value for stock-based awards. The weighted-average assumptions used in the Black-Scholes option pricing model are as follows:

	Three Months Ended March 31,
	2012	2011
Expected stock price volatility	69%	62%
Risk-free interest rate	0.89%	2.24%
Expected life of options (in years)	4.56	4.83
Expected dividend yield	0%	0%

The weighted-average fair value (as of the date of grant) of the options was $16.55 and $14.10 per share for the three months ended March 31, 2012 and 2011, respectively. During the three months ended March 31, 2012 and 2011, the Company recorded total pre-tax stock-based compensation expense of $5.2 million ($3.4 million after tax or $0.09 per diluted share) and $5.5 million ($3.8 million after tax or $0.10 per diluted share), respectively, which includes the fair value for equity awards issued after January 1, 2006.  The total stock-based compensation cost related to non-vested equity awards not yet recognized as an expense as of March 31, 2012 was approximately $36.0 million. That cost is expected to be recognized over a weighted-average period of approximately 2.67 years.

The following table summarizes information about shares available for grant and stock options outstanding as of March 31, 2012:

		Options Outstanding
			Option
	Shares	Number	Exercise Price	Weighted-
	Available	of	per Share	Average
	for Grant	Shares	Range	Exercise Price
Balance at December 31, 2011	2,995	4,298	$0.29 - 38.62	$19.36
Options granted	(133)	133	$30.11 - 34.16	$30.27
Options exercised	—	(238)	$0.29 - 27.55	$15.00
Options forfeited	3	(12)	$10.27 - 27.51	$19.86
Net restricted stock granted and forfeited	(110)	—	—	—
Restricted stock reserved for grant	17	—	—	—
Balance at March 31, 2012	2,772	4,181	$0.29 - 38.62	$19.95

A summary of the Company’s non-vested restricted stock at March 31, 2012, and changes during the three months ended March 31, 2012, is presented below:

Non-Vested Restricted Stock	Number of Awards
Non-vested at December 31, 2011	511
Granted	346
Vested	(156)
Forfeited	(3)
Non-vested at March 31, 2012	698

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — UNAUDITED (Continued)

(in thousands, except per share data unless otherwise noted)

Employee Stock Purchase Plan

On February 1, 2012, the Company launched a ten year Employee Stock Purchase Plan (“ESPP” or “the Plan”) to all active employees.  The Plan is to be administered by the Board of Directors.  The total number of shares available for purchase under the Plan is 500 shares of the Company’s Common Stock.  Employees participate over a six month period through payroll withholdings and may purchase the Company’s stock at the lower of 85% of the fair market value on the first day of the offering period or the fair market value on the purchase date.  No participant will be granted a right to purchase stock under the Plan if such participant would own more than 5% of the total combined voting power.  In addition, no participant may purchase more than one thousand shares of stock within any purchase period.

The expected life of ESPP shares is the average of the remaining purchase period under each offering period.  The assumptions used to value employee stock purchase rights during the three months ended March 31, 2012 and 2011 were as follows:

	Three Months Ended March 31,
	2012	2011
Expected stock price volatility	68%	0%
Risk-free interest rate	0.13%	0%
Expected life of options (in years)	0.5	—
Expected dividend yield	0%	0%

During the three months ended March 31, 2012 the Company recorded $91 of compensation expense related to the ESPP.  There were no shares purchased during the three months ended March 31, 2012 and 2011.  The total unrecognized compensation expense related to the ESPP was approximately $193 which is expected to be recognized over the remainder of the offering period.

7. Legal Matters

The Company is not currently subject to any legal proceedings that could have a material adverse effect on its operations; however, it may from time to time become a party to various legal proceedings arising in the ordinary course of its business. For instance, On August 26, 2011, the Company filed a complaint in the United States District Court for the District of New Jersey (Civ Act. No. 11-4947 (FLW/LHG) against NewBay Software, Inc. and NewBay Software, Ltd. (collectively, “NewBay”), claiming that NewBay has infringed, and continues to infringe, several of the Company’s patents. On November 28, 2011, NewBay filed an answer to the Company’s complaint and asserted certain counterclaims that the Company’s patents at issue are invalid. In addition, on October 4, 2011, the Company filed a complaint in the United States District Court for the District of New Jersey (Civ Act. No. 3:11-cv-05811 FLW-TJB) against Assurion, Inc. (“Assurion”), claiming that Assurion has infringed, and continues to infringe, several of the Company’s patents. On February 3, 2012, Assurion filed an answer to the Company’s complaint and asserted certain counterclaims that the Company’s patents at issue are invalid. In addition, on November 21, 2011, the Company filed an amended complaint in the United States District Court for the District of New Jersey (Civ Act. No. 3:11-cv-06713) against OnMobile Global Limited, VoxMobili, Inc. and VolMobili, S.A. (“collectively, VoxMobili”), claiming that VoxMobili has infringed, and continues to infringe, several of the Company’s patents. On April 2, 2012, VoxMobili filed an answer to the Company’s complaint and asserted certain counterclaims that the Company’s patents at issue are invalid. Although due to the inherent uncertainties of litigation, the Company cannot predict the outcome of the actions at this time, the Company believes that the NewBay, VoxMobili and Assurion claims are without merit, and the Company intends to defend all of such claims.

8. Subsequent Events

The Company has evaluated all subsequent events and transactions through the filing date.

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — UNAUDITED (Continued)

(in thousands, except per share data unless otherwise noted)

On May 7, 2012, the Company acquired 100% of the capital stock of SpeechCycle, Inc. (“SpeechCycle”) for the total purchase price of $26 million with the potential for additional earn-out of up to $12 million based on the ability to achieve a range of business objectives.  The Company believes that SpeechCycle’s automated technology will further enhance its cloud and technology platforms around a highly automated customer experience.

On May 8, 2012, the Company’s board of directors authorized a stock repurchase program to purchase up to $25 million of the Company’s outstanding common stock. The duration of the repurchase program is twelve months. Under the program, the Company may purchase shares of its common stock in the open market, through block trades or otherwise at prices deemed appropriate by the Company. The timing and amount of repurchase transactions under the program will depend on market conditions and corporate and regulatory considerations. The purchases will be funded from available working capital. The Company will classify stock repurchased as treasury stock on its balance sheet upon commencement of the program. The stock repurchase program may be suspended or discontinued at any time.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the information set forth in our consolidated financial statements and related notes included elsewhere in this quarterly report on Form 10-Q and in our annual report Form 10-K for the year ended December 31, 2011. This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to risks and uncertainties and are based on the beliefs and assumptions of our management as of the date hereof based on information currently available to our management. Use of words such as “believes,” “expects,” “anticipates,” “intends,” “plans,” “should, “continues,” “likely” or similar expressions, indicate a forward-looking statement. Forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions. Actual results may differ materially from the forward-looking statements we make. We caution investors not to place substantial reliance on the forward-looking statements included in this report. These statements speak only as of the date of this report (unless another date is indicated), and we undertake no obligation to update or revise the statements in light of future developments.  All numbers are expressed in thousands unless otherwise stated.

Overview

We are a leading provider of on-demand transaction management solutions. Such transactions include device and service procurement, provisioning, activation, intelligent connectivity management and content synchronization that enable communications service providers (CSPs), cable operators/multiservices operators (MSOs), original equipment manufacturers (OEMs) with embedded connectivity (e.g. smartphones, laptops, tablets and mobile Internet devices, among others), e-Tailers/retailers and other customers to accelerate and monetize their go-to-market strategies for connected devices. This includes automating subscriber activation, order management, upgrades, service provisioning and connectivity and content management from any channel (e.g., ecommerce, telesales, enterprise, indirect and other retail outlets, etc.) to any communication service (e.g., wireless (2G, 3G, (EV-DO and HSPA), 4G, (LTE and WiMAX)), high speed access, local access, IPTV, cable, satellite TV, etc.) across any connected device type and content transfer. Our global solutions touch all aspects of connected devices on the mobile Internet.

Our ConvergenceNow®, ConvergenceNow® Plus+TM and InterconnectNowTM platforms provide end-to-end seamless integration between customer-facing channels/applications, communication services, or devices and “back-office” infrastructure-related systems and processes. Our customers rely on our solutions and technology to automate the process of activation and content management for their customers’ devices while delivering additional communication services. Our platforms are designed to be flexible and scalable to enable multiple converged communication services to be managed across multiple distribution channels, including e-commerce, m-commerce, telesales, customer stores, indirect and other retail outlets, etc., allowing us to meet the rapidly changing and converging services and connected devices offered by our customers. We enable our customers to acquire, retain and service subscribers quickly, reliably and cost-effectively by simplifying the processes associated with managing the customer experience for procuring, activating, connecting and synchronizing connected devices and services through the use of our platforms. The extensibility, scalability and relevance of our platforms enable new revenue streams for our customers through new subscriber acquisitions, sale of new devices, accessories and new value-added service offerings in the cloud computing environment, while optimizing their cost of operations and enhancing customer experience.

We currently have operations in North America, Europe and Asia. We market our solutions and services directly through our sales organizations in North America and Europe.

Our industry-leading customers include Tier 1 service providers such as AT&T Inc., Verizon Wireless and Vodafone, Tier 1 cable operators/MSOs like Cablevision, Comcast, and Time Warner Cable and large OEMs/e-Tailers such as Apple, Dell, Panasonic, and Sony. These customers utilize our platforms, technology and services to service both consumer and business customers.

Revenues

We generate a substantial portion of our revenues on a per-transaction basis, most of which is derived from contracts that extend up to 60 months from execution. For the three months ended March 31, 2012 and 2011, we derived approximately 69% and 77%, respectively, of our revenues from transactions processed and subscription arrangements.  The remainder of our revenues was generated by professional services and software licenses.

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

Substantially all of our revenues are recorded in US dollars but as we continue to expand our footprint with international carriers and increase the extent of recording our international activities in local currencies we will become subject to currency translation risk that could affect our future net sales.

We currently derive a significant portion of our revenues from one customer, AT&T.  For the three months ended March 31, 2012, AT&T accounted for approximately 50% of our revenues as compared to 51% for the three months ended March 31, 2011. Our agreement with AT&T was automatically renewed in 2011 through December of 2012 and will automatically renew each year unless either party notifies the other of its intention not to renew at least sixty days prior to the end of the then-current term. This agreement defines the work activities, transaction pricing, forecasting process, service level agreements and remedies associated with certain services performed by us for AT&T’s ecommerce organization. The agreement provides for AT&T to pay us (i) a monthly hosting fee, (ii) a fee based on the number of transactions processed through our technology platform, (iii) a fee based on manual processing services, and (iv) fees for professional services rendered by us. A copy of this agreement has been previously filed with the Securities & Exchange Commission.  Verizon Wireless represented greater than 10% of our revenue for the three months ended March 31, 2012.

Our five largest customers, for the three months ending March 31, 2012 were AT&T, Level 3, Time Warner Cable, Verizon and Vodafone which accounted for approximately 85% of our revenues, compared to 87% of our revenues from our five largest customers, AT&T, Comcast, Level 3, Time Warner Cable, and Verizon, for the three months ended March 31, 2011.  See “Risk Factors” for certain matters bearing risks on our future results of operations.

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

Depreciation and amortization relates to our property and equipment and includes our network infrastructure and facilities. Amortization relates to the trademarks, customer lists and technology acquired from Wisor in 2008, from FusionOne in 2010, and from Miyowa in 2011.

Net change in contingent consideration obligation consists of the changes to the fair value estimate of the obligation to the Sapience Knowledge Systems, Inc. (“SKS”) and Miyowa S.A. (“Miyowa”) former equity holders.  The estimate is based on the weighted probability of achieving of certain financial targets and milestones.  The contingent consideration obligations are no longer than 12 to 18 months in duration.

Interest expense consists of interest on our lease financing obligations.

Current Trends Affecting Our Results of Operations

Our on-demand business model enables delivery of our proprietary solutions over the Web as a service and has been driven by market trends such as various forms of device activations, order provisioning, local and mobile number portability, the implementation of new technologies, subscriber growth, competitive churn, network changes, growth of the emerging device market (i.e., smartphones, tablets, connected consumer electronics devices, etc.), need for cloud-based content back up and synchronization, and a universal connectivity platform for all connected devices and consolidations in the industry. In particular, the emergence of order provisioning of e-commerce transactions for smartphone devices, wireless, VoIP, L/MNP, and other communication services surrounding the convergence of bundled services, as well as the recent cooperative activities between cable MSOs and wireless carriers, have increased the need for our services and we believe will continue to be a source of growth for us. New and emerging players looking to offer wireless services also look towards us as a source of knowledge and technology.

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

We continue to advance our plans for the expansion of our platforms’ footprint with international carriers to support connected devices and multiple networks through our focus on transaction management and cloud-based services for back up and synchronization. Our initiatives with AT&T, Verizon Wireless, Vodafone and other CSPs continue to grow along with our account presence with connected device OEM’s. We are also exploring additional opportunities through merger and acquisition activities to support our customer, product and geographic diversification strategies.

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

We believe that of our significant accounting policies, which are described in Note 2 in our Annual Report on Form 10-K for the

year ended December 31, 2011, the following accounting policies involve a greater degree of judgment and complexity.  Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations:

•                  Revenue Recognition and Deferred Revenue

•                  Income Taxes

•                  Goodwill and Impairment of Long-Lived Assets

•                  Stock-Based Compensation

•                  Allowance for Doubtful Accounts

•                  Business Combinations

There were no significant changes in our critical accounting policies and estimates discussed in our Form 10-K during the three months ended March 31, 2012.  Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2011 for a more complete discussion of our critical accounting policies and estimates.

Results of Operations

Three months ended March 31, 2012 compared to the three months ended March 31, 2011

The following table presents an overview of our results of operations for the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31,
	2012		2011		2012 vs 2011
	$	% of Revenue	$	% of Revenue	$ Change	% Change
	(in thousands)
Net revenue	$64,560	100.0%	$52,878	100.0%	$11,682	22.1%

Cost of services*	28,621	44.3%	24,611	46.5%	4,010	16.3%
Research and development	12,876	19.9%	10,103	19.1%	2,773	27.4%
Selling, general and administrative	10,390	16.1%	10,147	19.2%	243	2.4%
Net change in contingent consideration obligation	(780)	(1.2)%	2,916	5.5%	(3,696)	(126.7)%
Depreciation and amortization	5,171	8.0%	3,358	6.4%	1,813	54.0%
	56,278	87.2%	51,135	96.7%	5,143	10.1%

Income from operations	$8,282	12.8%	$1,743	3.3%	$6,539	375.2%

*	Cost of services excludes depreciation and amortization which is shown separately.

Net Revenue. Net revenues increased $11.7 million to $64.6 million for the three months ended March 31, 2012, compared to the same period in 2011.  This increase was due primarily to increased transaction volumes from and expansion into new programs from our top five customer relationships.  Transaction and subscription revenues recognized for the three months ended March 31, 2012 and 2011 represented 69% or $44.2 million and 77% or $40.9 million of net revenues, respectively. Net revenues related to AT&T increased $5.5 million to $32.6 million for the three months ended March 31, 2012 compared to the same period in 2011.  AT&T represented 50% of our revenues for the three months ended March 31, 2012, compared to 51% for the three months ended March 31, 2011.  Net revenues outside of AT&T generated $32.0 million of our revenues during the three months ended March 31, 2012 as compared to $25.8 million during the three months ended March 31, 2011.  Net revenues outside of AT&T represented 50% and 49% of our revenues during the three months ended March 31, 2012 and 2011, respectively.  Professional service revenues as a percentage of sales were 30% or $19.6 million for the three months ended March 31, 2012, compared to 20% or $10.6 million for the three months ended March 31, 2011.  The increase in professional services revenue is primarily due to the expansion of services due to new projects with existing customers.  License revenues decreased $0.5 million to $0.8 million or 1% of net revenues for the three months ended March 31, 2012 as compared to the same period in 2011.  The decrease in license revenues is primarily due to an offerings shift to subscription pricing related to our Network Address Book Software, a component part of our ConvergenceNow® Plus+TM platform which we acquired from FusionOne.

Expense

Cost of Services.  Cost of services increased $4.0 million to $28.6 million for the three months ended March 31, 2012, compared to the same period in 2011, due primarily to an increase of $1.4 million in telecommunication and facility costs related to the increased call volume and capacity associated with our data facilities. There was an increase of $1.2 million in our personnel and related costs and an increase of $28 thousand in stock-based compensation.  The increase in personnel and related costs and stock-based compensation was due primarily to an increase in headcount as a result of our continued growth in existing and new programs with our current customers. There was an increase of $956 thousand for outside consultants related to growth in existing and new programs with our customers and an increase of $393 thousand for professional services related to third party processing and licensing fees as a result of our Miyowa acquisition.  Cost of services as a percentage of revenues decreased to 44.3% for the three months ended March 31, 2012, as compared to 46.5% for the three months ended March 31, 2011 as a result of increases in technology based revenues which have higher margins.

Research and Development. Research and development expense increased $2.8 million to $12.9 million for the three months ended March 31, 2012, compared to the same period in 2011, due to headcount increases.  Personnel and related costs increased $3.4 million and stock-based compensation increased $265 thousand.  The increase in personnel and related costs and stock-based compensation was due primarily to an increase in headcount through acquisitions and our continued growth as we further expand the capabilities of our offerings, as well as investing in several early-stage customer deployments that we believe have the potential to scale.  In addition, there was an increase of $317 thousand in telecommunications and facility costs related to the increase in headcount and the utilization of our expanded resources.  The increases in research and development expense were offset by a decrease of $1.1 million in outside consulting expense, primarily as a result of our acquisition of Strumsoft in Q2 2011 who was previously an outside consultant of ours, and a decrease of $104 thousand in acquisition related expense due to acquisitions occurring in Q1 2011 and not in Q1 2012. Research and development expense as a percentage of revenues increased to 19.9% for the three months ended March 31, 2012 as compared to 19.1% for the three months ended March 31, 2011.

Selling, General and Administrative. Selling, general and administrative expense increased $243 thousand to $10.4 million for the three months ended March 31, 2012, compared to the same period in 2011.  In Q1 2011 we recognized a $376 thousand benefit related to bad debt expense which was not recognized in Q1 2012.  Additionally, we had an increase of $130 thousand in telecommunications and facility costs due to our new larger corporate headquarters and increased locations as a result of our acquisitions, an increase of $132 thousand related to our expanded marketing efforts, and an increase of $173 thousand in other taxes due to our increased nexus resulting from our prior domestic acquisitions offset by a decrease of $556 thousand of stock compensation expense.  Selling, general and administrative expense as a percentage of revenues decreased to 16.1% for the three months ended March 31, 2012, compared to 19.2% for the three months ended March 31, 2011.

Depreciation and amortization. Depreciation and amortization expense increased $1.8 million to $5.2 million for the three months ended March 31, 2012, compared to the same period in 2011, primarily related to the amortization of our newly acquired intangible assets of Miyowa and the continued expansion of our platforms.  This increase was offset by the completion of the depreciation of certain assets which, for accounting purposes, have reached the end of their respective lives.  Depreciation and amortization expense as a percentage of revenues increased to 8.0% for the three months ended March 31, 2012, as compared to 6.4% for the three months ended March 31, 2011.

Net change in contingent consideration obligation. The fair value change in the contingent consideration liability related to the equity-holders’ Earn-out resulted in a benefit of $780 thousand for the three months ended March 31, 2012.  Changes in the contingent consideration obligation are driven by the fair value estimates related to our acquisitions of SKS and Miyowa. The changes in the estimates of the fair value of the contingent consideration obligations related to the SKS Earn-out and Miyowa Earn-out are due to changes to the weighted probability of achieving product milestones and operational efficiencies for the SKS Earn-out and Miyowa Earn-Out.  The $2.9 million of additional expense for the fair value change in the contingent consideration liability for the three months ended March 31, 2011 was due to the increase in the estimate of the fair value of the contingent consideration obligation related to the FusionOne Earn-out, primarily due to the changes in our stock price prior to the amendment and settlement of the FusionOne Earn-out in Q2 2011.

Income from Operations. Income from operations increased $6.5 million to $8.3 million for the three months ended March 31, 2012, compared to the same period in 2011.  This increase was due primarily to increased revenues that resulted from increased transaction volumes and expansion into new programs with our largest customers.  Income from operations as a percentage of revenues increased to 12.8% for the three months ended March 31, 2012, as compared to 3.3% for the three months ended March 31, 2011.

Interest income.  Interest income increased $279 thousand to $398 thousand for the three months ended March 31, 2012, compared to the same period in 2011.  Interest income increased primarily due to a change in the mix of our cash balances to higher yielding investments.

Interest expense.  Interest expense increased $2 thousand to $239 thousand for the three months ended March 31, 2012, compared to the same period in 2011. Interest expense increased related to the facility lease.

Other income (expense).  Other income and expense increased $23 thousand to $14 thousand for the three months ended March 31, 2012, compared to the same period in 2011.  Other income increased primarily due to changes in foreign currency transactions.

Income Tax. During the three months ended March 31, 2012 and 2011, we recognized approximately $3.0 million and $1.5 million, respectively, in related tax expense.  Our effective tax rate was approximately 35.2% and approximately 91.4% during the three months ended March 31, 2012 and 2011, respectively. We review the expected annual effective income tax rate and make changes on a quarterly basis as necessary based on certain factors such as changes in forecasted annual operating income, changes to the actual and forecasted permanent book-to-tax differences, or changes resulting from the impact of a tax law change.  For the three months ended March 31, 2012, our effective tax rate is the same as our US federal statutory rate primarily due to the net of permanent GAAP to tax differences included in the annual forecasted income, increased profits in the foreign jurisdictions, which have lower rates than the US, the discrete impact of the disqualifying dispositions of incentive stock options, changes in the fair value of the SKS and Miyowa Earn-out consideration, and a true-up of the Ireland uncertain tax position reserve.  For the three months ended March 31, 2011, our effective tax rate was higher than our US federal statutory rate primarily due to the unfavorable tax impact of the fair market value adjustment for the contingent consideration obligation related to the Earn-out for the FusionOne equity holders offset by benefits received from other discrete items including GAAP compensation expense for incentive stock options and the federal R&D tax credit.

Liquidity and Capital Resources

Our principal source of liquidity has been cash provided by operations. Our cash, cash equivalents and marketable securities balance was $157.3 million at March 31, 2012, an increase of $4.7 million as compared to balance at December 31, 2011.  During the three months ended March 31, 2012, cash generated from operations and by the exercise of stock options was offset by cash used for the purchase of fixed assets.  We anticipate that our principal uses of cash in the future will be to fund the expansion of our business through both organic growth as well as possible acquisition activities and the expansion of our customer base internationally.  Uses of cash will also include facility expansion, capital expenditures and working capital.

Discussion of Cash Flows

Cash flows from operations. Net cash provided by operating activities for the three months ended March 31, 2012 was $6.6 million, as compared to $6.7 million for the three months ended March 31, 2011.  Our primary uses of cash from operating activities are for personnel related expenditures and outside consultants. We also make cash payments related to taxes and leased facilities.  The decrease in net cash provided by operating activities for the three months ended March 31, 2012 of $59 thousand as compared to 2011 is primarily due to increased levels of net working capital of $9.7 million offset by an increase in adjusted net income of $9.6 million.

Cash flows from investing.  Net cash used in investing activities for the three months ended March 31, 2012 was $4.1 million, as compared to $13.2 million for the three months ended March 31, 2011.  The decrease in net cash used in investing activities for the three months ended March 31, 2012 of $9.1 million as compared to 2011 is primarily due to $4.6 million in fewer purchases of marketable securities and a $3.2 million increase in maturities of marketable securities.  Additionally, during the three months ended March 31, 2012, there were no business combinations, whereas there was the purchase of SKS during the same period in 2011.  Offsetting these decreases was a $1.7 million increase in purchases of fixed assets.

Cash flows from financing.  Net cash provided by financing activities for the three months ended March 31, 2012 was $3.0 million, as compared to $10.5 million for the three months ended March 31, 2011.  The decrease in net cash provided by financing activities for the three months ended March 31, 2012 of $7.5 million as compared to 2011 is primarily due to a $3.2 million decrease in proceeds from the exercise of stock options which resulted in a $3.7 million decrease in the tax benefit from the exercise of stock options, offset by $575 thousand in payments related to Earn-out for the SKS equity holders.  There were no contingent consideration obligation payments made in the three months ended March 31, 2011.

We believe that our existing cash and cash equivalents, and cash generated from our existing operations will be sufficient to fund our operations for the next twelve months.

Effect of Inflation

Although inflation generally affects us by increasing our cost of labor and equipment, we do not believe that inflation has had any material effect on our results of operations for the three months ended March 31, 2012 and 2011.

Impact of Recently Issued Accounting Standards

During the three month period ended March 31, 2012, we adopted amendments to disclosure requirements for common fair value measurement. These amendments, effective for the interim and annual periods beginning on or after December 15, 2011 (early adoption is prohibited), result in common definition of fair value and common requirements for measurement of and disclosure requirements between U.S. GAAP and IFRS. Consequently, the amendments change some fair value measurement principles and disclosure requirements. The implementation of this amended accounting guidance has not had a material impact on our consolidated financial statements or disclosures.

During the three month period ended March 31, 2012, we adopted amendments to disclosure requirements for presentation of comprehensive income. This guidance, effective retrospectively for the interim and annual periods beginning on or after December 15, 2011 (early adoption is permitted), requires presentation of total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  For purposes of the interim financial statements, we included total comprehensive income on the face of the income statement.

During the three month period ended March 31, 2012, we adopted amendments to simplify how entities test goodwill for impairment. These amendments, effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, (early adoption is permitted), permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The implementation of this amended accounting guidance has not had a material impact on our consolidated financial statements or disclosures.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2012 and December 31, 2011.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part II, “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition or future results.  We believe our exposure associated with these market risks has not changed materially since December 31, 2011.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2012.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of March 31, 2012, the end of the period covered by this quarterly report, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

PART II — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are not currently subject to any legal proceedings that could have a material adverse effect on our operations; however, we may from time to time become a party to various legal proceedings arising in the ordinary course of our business. For instance, On August 26, 2011, we filed a complaint in the United States District Court for the District of New Jersey (Civ Act. No. 11-4947 (FLW/LHG) against NewBay Software, Inc. and NewBay Software, Ltd. (collectively, “NewBay”), claiming that NewBay has infringed, and continues to infringe, several of our patents. On November 28, 2011, NewBay filed an answer to our complaint and asserted certain counterclaims that our patents at issue are invalid. In addition, on October 4, 2011, we filed a complaint in the United States District Court for the District of New Jersey (Civ Act. No. 3:11-cv-05811 FLW-TJB) against Assurion, Inc. (“Assurion”), claiming that Assurion has infringed, and continues to infringe, several of our patents. On February 3, 2012, Assurion filed an answer to our complaint and asserted certain counterclaims that our patents at issue are invalid. In addition, on November 21, 2011, we filed an amended complaint in the United States District Court for the District of New Jersey (Civ Act. No. 3:11-cv-06713) against OnMobile Global Limited, VoxMobili, Inc. and VolMobili, S.A. (“collectively, VoxMobili”), claiming that VoxMobili has infringed, and continues to infringe, several of our patents. On April 2, 2012, VoxMobili filed an answer to our complaint and asserted certain counterclaims that our patents at issue are invalid.  Although due to the inherent uncertainties of litigation, we cannot predict the outcome of the actions at this time, we believe that the NewBay, VoxMobili and Assurion claims are without merit, and we intend to defend all of such claims.

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition or future results. The risks described in our Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.  If any of the risks actually occur, our business, financial condition or results of operations could be negatively affected. In that case, the trading price of our stock could decline, and our stockholders may lose part or all of their investment.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  Reserved

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit No.	Description
3.2*	Restated Certificate of Incorporation of the Company

3.4*	Amended and Restated Bylaws of the Company

4.2*	Form of Company’s Common Stock certificate

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

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
Chairman of the Board of Directors and
Chief Executive Officer
(Principal executive officer)

/s/ Lawrence R. Irving
Lawrence R. Irving
Executive Vice President, Chief Financial Officer and Treasurer

May 9, 2012