Form 10-Q
period 2012-06-30
SYNCHRONOSS TECHNOLOGIES INC
filed 2012-08-03
CIK 1131554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

Shares outstanding of the Registrant’s common stock:

Class	Outstanding at July 25, 2012
Common stock, $0.0001 par value	38,859,946

SYNCHRONOSS TECHNOLOGIES, INC.

FORM 10-Q INDEX

SYNCHRONOSS TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$35,081	$69,430
Marketable securities	65,175	51,504
Accounts receivable, net of allowance for doubtful accounts of $371 and $356 at June 30, 2012 and December 31, 2011, respectively	61,417	57,387
Prepaid expenses and other assets	17,472	16,061
Deferred tax assets	3,895	3,938
Total current assets	183,040	198,320
Marketable securities	22,789	31,642
Property and equipment, net	49,539	34,969
Goodwill	66,646	54,617
Intangible assets, net	76,722	63,969
Deferred tax assets	11,654	12,606
Other assets	2,334	2,495
Total assets	$412,724	$398,618

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,698	$7,712
Accrued expenses	19,857	24,153
Deferred revenues	7,773	8,834
Contingent consideration obligation	2,097	4,735
Total current liabilities	33,425	45,434
Lease financing obligation - long-term	9,254	9,241
Contingent consideration obligation - long-term	1,403	8,432
Other liabilities	1,044	948
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000 shares authorized, 0 shares issued and outstanding at June 30, 2012 and December 31, 2011	—	—
Common stock, $0.0001 par value; 100,000 shares authorized, 41,933 and 41,063 shares issued; 39,054 and 38,394 outstanding at June 30, 2012 and December 31, 2011, respectively	4	4
Treasury stock, at cost (2,879 and 2,669 shares at June 30, 2012 and December 31, 2011, respectively)	(47,485)	(43,712)
Additional paid-in capital	327,113	307,586
Accumulated other comprehensive loss	(850)	(699)
Retained earnings	88,816	71,384
Total stockholders’ equity	367,598	334,563
Total liabilities and stockholders’ equity	$412,724	$398,618

See accompanying consolidated notes.

SYNCHRONOSS TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net revenues	$66,990	$54,817	$131,550	$107,695
Costs and expenses:
Cost of services*	26,631	25,878	55,252	50,489
Research and development	12,570	10,055	25,446	20,158
Selling, general and administrative	11,060	10,648	21,450	20,795
Net change in contingent consideration obligation	(4,628)	(85)	(5,408)	2,831
Depreciation and amortization	5,962	3,722	11,133	7,080
Total costs and expenses	51,595	50,218	107,873	101,353
Income from operations	15,395	4,599	23,677	6,342
Interest income	330	137	728	256
Interest expense	(241)	(238)	(480)	(475)
Other income	779	176	793	167
Income before income tax expense	16,263	4,674	24,718	6,290
Income tax expense	(4,314)	(1,470)	(7,286)	(2,947)
Net income	$11,949	$3,204	$17,432	$3,343
Net income per common share:
Basic †	$0.31	$0.07	$0.46	$0.13
Diluted †	$0.31	$0.06	$0.45	$0.12
Weighted-average common shares outstanding:
Basic †	38,353	37,541	38,207	37,144
Diluted †	39,075	38,827	39,123	38,508

Comprehensive income	$11,530	$3,237	$17,281	$3,534

*	Cost of services excludes depreciation and amortization which is shown separately.
†	See notes to financial statements footnote 3.

See accompanying consolidated notes.

SYNCHRONOSS TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2012	2011
Operating activities:

Net income	$17,432	$3,343
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense.	11,133	7,080
Loss on disposal of asset	214	—
Amortization of bond premium	665	134
Deferred income taxes	438	(1,575)
Non-cash interest on leased facility	460	458
Stock-based compensation	9,750	10,053
Changes in operating assets and liabilities:
Accounts receivable, net of allowance for doubtful accounts	(2,165)	(11,570)
Prepaid expenses and other current assets	2,844	(675)
Other assets	(170)	(68)
Accounts payable	(4,517)	965
Accrued expenses	(5,658)	(1,022)
Contingent consideration obligation	(8,803)	1,942
Excess tax benefit from the exercise of stock options	(4,864)	(6,080)
Other liabilities	82	(42)
Deferred revenues	(558)	9,685

Net cash provided by operating activities	16,283	12,628
Investing activities:
Purchases of fixed assets	(21,863)	(7,356)
Purchases of marketable securities available-for-sale	(13,013)	(27,052)
Maturities of marketable securities available-for-sale	7,603	1,934
Business acquired, net of cash	(26,467)	(7,823)

Net cash used in investing activities	(53,740)	(40,297)
Financing activities:
Proceeds from the exercise of stock options	4,912	11,027
Payments on contingent consideration obligation	(2,268)	(8,286)
Excess tax benefit from the exercise of stock option	4,864	6,080
Repurchase of common stock	(3,773)	(7,796)
Repayments of capital obligations	(480)	(496)

Net cash provided by financing activities	3,255	529

Effect of exchange rate changes on cash	(147)	181
Net decrease in cash and cash equivalents	(34,349)	(26,959)
Cash and cash equivalents at beginning of year	69,430	180,367

Cash and cash equivalents at end of period	$35,081	$153,408

Supplemental disclosures of cash flow information:
Cash paid for income taxes	1,636	3,153

Supplemental disclosures of non-cash investing and financing activities:
Issuance of common stock in connection with settlement of contingent consideration	—	8,597

See accompanying consolidated notes.

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — UNAUDITED

(in thousands, except per share data unless otherwise noted)

The consolidated financial statements as of June 30, 2012 and for the three and six months ended June 30, 2012 and 2011 are unaudited, but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. They do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements and should be read in conjunction with the financial statements and notes in the Annual Report of Synchronoss Technologies, Inc. incorporated by reference in the Company’s annual report on Form 10-K for the year ended December 31, 2011. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation. The Company has no unconsolidated subsidiaries or investments accounted for under the equity method. The results reported in these consolidated financial statements should not necessarily be taken as indicative of results that may be expected for the entire year. The balance sheet at December 31, 2011 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

1. Description of Business

Synchronoss Technologies, Inc. (the “Company” or “Synchronoss”) is a leading provider of on-demand transaction management solutions. Such transactions include device and service procurement, provisioning, activation, intelligent connectivity management and content synchronization that enable communications service providers (CSPs), cable operators/multi-services operators (MSOs), original equipment manufacturers (OEMs) with embedded connectivity (e.g. smartphones, laptops, tablets and mobile Internet devices, among others), e-Tailers/retailers and other customers to accelerate and monetize their go-to-market strategies for connected devices. This includes automating subscriber activation, order management, upgrades, service provisioning and connectivity and content management from any channel (e.g., e-commerce, telesales, enterprise, indirect and other retail outlets, etc.) to any communication service (e.g., wireless (3G, (EV-DO and HSPA), 4G, (LTE and WiMAX)), high speed access, local access, IPTV, cable, satellite TV, etc.) across any connected device type and content transfer. The Company’s solutions touch all aspects of connected devices on the mobile Internet.

The Company’s ConvergenceNow®, ConvergenceNow® Plus+TM and InterconnectNowTM platforms provide end-to-end seamless integration between customer-facing channels/applications, communication services, or devices and “back-office” infrastructure-related systems and processes. The Company’s customers rely on its solutions and technology to automate the process of activation and content management for their customers’ devices while delivering additional communication services. The Company’s platforms are designed to be flexible and scalable to enable multiple converged communication services to be managed across multiple distribution channels, including e-commerce, m-commerce, telesales, customer stores, indirect and other retail outlets, etc., allowing it to meet the rapidly changing and converging services and connected devices offered by its customers. The Company enables its customers to acquire, retain and service subscribers quickly, reliably and cost-effectively by simplifying the processes associated with managing the customer experience for procuring, connecting, activating and synchronizing connected devices and services through the use of its platforms. The extensibility, scalability and relevance of the Company’s platforms enable new revenue streams for its customers through new subscriber acquisitions, sale of new devices, accessories and new value-added service offerings in the cloud computing environment, while optimizing their cost of operations and enhancing customer experience.

The Company currently operates in and markets its solutions and services directly through its sales organizations in North America, Europe and Asia-Pacific.

The Company’s industry-leading customers include Tier 1 service providers such as AT&T Inc., Verizon Wireless and Vodafone, Tier 1 cable operators/MSOs like Cablevision, Comcast, and Time Warner Cable and large OEMs/e-Tailers such as Apple, Dell, Panasonic and Sony. These customers utilize the Company’s platforms, technology and services to service both consumer and business customers.

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

Impact of Recently Issued Accounting Standards

During the six-month period ended June 30, 2012, the Company adopted amendments to disclosure requirements for common fair value measurement. These amendments result in common definition of fair value and common requirements for measurement of and disclosure requirements between U.S. GAAP and IFRS. Consequently, the amendments change some fair value measurement principles and disclosure requirements. The implementation of this amended accounting guidance has not had a material impact on the Company’s consolidated financial statements or disclosures.

During the six-month period ended June 30, 2012, the Company adopted amendments to disclosure requirements for presentation of comprehensive income. This guidance requires presentation of total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. For purposes of the interim financial statements, the Company included total comprehensive income on the face of the income statement.

During the six-month period ended June 30, 2012, the Company adopted amendments to simplify how entities test goodwill for impairment. These amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The implementation of this amended accounting guidance has not had a material impact on the Company’s consolidated financial statements or disclosures.

3. Earnings per Common Share

The Company calculates basic and diluted per share amounts based on net earnings adjusted for the effects to earnings that would result if contingently issuable shares related to contingent consideration settleable in the Company’s stock were reported as equity for the periods presented. To calculate basic earnings per share, the Company uses the weighted average number of common shares outstanding during the period adjusted for the weighted average number of contingently issuable shares. The weighted average numbers of shares contingently issuable are calculated as if they were outstanding as of the last day of the period. The diluted earnings per share calculation is based on the weighted average number of shares of common stock outstanding adjusted for the number of additional shares that would have been outstanding had all potentially dilutive common shares been issued. Potentially dilutive shares of common stock include stock options, non-vested share awards and contingently issuable shares related to contingent consideration settleable in stock. The dilutive effects of stock options and restricted stock awards are based on the treasury stock method. The dilutive effects of the contingent consideration settleable in stock are calculated as if the contingently issuable shares were outstanding as of the beginning of the period. The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net income attributable to common stockholders per common share. Stock options that are anti-dilutive and excluded from the following table totaled 1,970 and 776 for the three months ended June 30, 2012 and 2011, respectively, and 1,626 and 825 for the six months ended June 30, 2012 and 2011, respectively.

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — UNAUDITED (Continued)

(in thousands, except per share data unless otherwise noted)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Numerator:
Net income attributable to common stockholders	$11,949	$3,204	$17,432	$3,343
Income effect for equity mark-to-market on contingent consideration obligation, net of tax	—	(681)	—	1,466
Net income applicable to shares of common stock for earnings per share	$11,949	$2,523	$17,432	$4,809
Denominator:
Weighted average common shares outstanding — basic	38,353	37,541	38,207	37,144
Dilutive effect of:
Options and unvested restricted shares	722	1,286	916	1,364
Weighted average common shares outstanding — diluted	39,075	38,827	39,123	38,508

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

The following is a summary of assets and liabilities held by the Company and their related classifications under the fair value hierarchy:

	June 30, 2012	December 31, 2011
Level 1 (A)	$65,251	$99,315
Level 2 (B)	57,794	53,261
Level 3 (C)	(3,500)	(13,167)
Total	$119,545	$139,409

(A)       Level 1 assets include money market funds and enhanced income money market funds which are classified as cash equivalents and marketable securities, respectively.

(B)       Level 2 assets include certificates of deposit, municipal bonds and corporate bonds which are classified as marketable securities.

(C)       Level 3 liabilities include the contingent consideration obligation.

The Company utilizes the market approach to measure fair value for its financial assets. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets. The Company’s marketable securities investments classified as Level 2 primarily utilize broker quotes in a non-active market for valuation of these securities. No transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy occurred during the six months ended June 30, 2012.

The aggregate fair value of available-for-sale securities and aggregate amount of unrealized gains and losses for available-for-sale securities at June 30, 2012 were as follows:

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — UNAUDITED (Continued)

(in thousands, except per share data unless otherwise noted)

		Aggregate Amount of
	Aggregate	Unrealized
	Fair Value	Gains	Losses
Due in one year or less	$65,175	$79	$(143)
Due after one year, less than five years	22,789	33	(49)
	$87,964	$112	$(192)

The aggregate fair value of available-for-sale securities and aggregate amount of unrealized gains and losses for available for sale securities at December 31, 2011 were as follows:

		Aggregate Amount of
	Aggregate	Unrealized
	Fair Value	Gains	Losses
Due in one year or less	$51,504	$59	$(315)
Due after one year, less than five years	31,642	76	(48)
	$83,146	$135	$(363)

Unrealized gains and losses are reported as a component of accumulated other comprehensive loss in stockholders’ equity. The cost of securities sold is based on specific identification method. The Company evaluates investments with unrealized losses to determine if the losses are other than temporary. The Company has determined that the gross unrealized losses at June 30, 2012 and December 31, 2011 are temporary. In making this determination, the Company considered the financial condition, credit ratings and near-term prospects of the issuers, the underlying collateral of the investments, and the magnitude of the losses as compared to the cost and the length of time the investments have been in an unrealized loss position. Additionally, while the Company classifies the securities as available for sale, the Company does not currently intend to sell such investments and it is more likely than not to recover the carrying value prior to being required to sell such investments.

The Company determined the fair value of the contingent consideration obligation based on a probability-weighted income approach derived from quarterly revenue estimates and a probability assessment with respect to the likelihood of achieving the various performance criteria. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement. The significant unobservable inputs used in the fair value measurement of the Company’s contingent consideration obligation are the probabilities of achieving certain financial targets and contractual milestones. Significant increases (decreases) in any of those probabilities in isolation would not result in a significantly higher (lower) fair value measurement. No changes in valuation techniques occurred during the six months ended June 30, 2012. During the six months ended June 30, 2012, the Company paid approximately $2.3 million to the former FusionOne employees at the completion of the service period for the FusionOne contingent consideration obligation and $3.5 million to the former SKS stock-holders and employees at the completion of the SKS Earn-out milestones.

The changes in fair value of the Company’s Level 3 contingent consideration obligation during the six months ended June 30, 2012 were as follows:

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — UNAUDITED (Continued)

(in thousands, except per share data unless otherwise noted)

Level 3
Balance at December 31, 2011	$13,167
Fair value adjustment to contingent consideration obligation included in net income	(5,408)
FusionOne Earn-out payment	(2,334)
SKS Earn-out payment	(3,466)
Earn-out compensation due to Miyowa employees	252
Fx impact of change in contingent consideration obligation	(114)
Addition of SpeechCycle Earn-out	1,403
Balance at June 30, 2012	$3,500

5. Acquisition

SpeechCycle

On May 7, 2012, the Company acquired 100% of the capital stock of SpeechCycle, Inc. (“SpeechCycle”), a Delaware Corporation, for the total cash consideration of $27.0 million with the potential for additional earn-out consideration of up to $12.0 million based on the ability to achieve a range of business objectives. The total cash consideration was comprised of $26.0 million for the purchase of all the shares and warrants of SpeechCycle and $1.0 million for the estimated surplus working capital on the date of purchase. The maximum earn-out that could be paid to existing employees of SpeechCycle is $9.1 million and actual amounts will be recorded as compensation expense over the service period.

The Company accounted for this business combination by applying the acquisition method, and accordingly, the purchase price was allocated to the assets and liabilities assumed based upon their fair values at the acquisition date. The excess of the purchase price over the net assets and liabilities, approximately $11.6 million, was recorded as goodwill, which is not tax deductible. The Company is in the process of finalizing the purchase allocation, thus the provisional measures of deferred income taxes, intangibles and goodwill are subject to change. The Company expects the purchase price allocation will be finalized within the next twelve months. The results of SpeechCycle’s operations have been included in the consolidated financial statements since the acquisition date. Pro forma results of operations for the acquisition have not been presented because the effects of the acquisition were not material to the Company’s prior financial statements.

The Company believes that SpeechCycle will help to augment and expand the Company’s self-service customer care solutions. In addition, the acquisition of SpeechCycle will help to increase the Company’s penetration of its existing domestic customer base and other high growth markets through cross channel marketing into SpeechCycle’s customer accounts.

The following table summarizes the preliminary estimated fair values of the assets and liabilities assumed at the acquisition date:

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — UNAUDITED (Continued)

(in thousands, except per share data unless otherwise noted)

May 7, 2012
Cash and cash equivalents	$548
Accounts receivable	1,865
Prepaid expenses and other assets	91
Intangible assets	16,490
Other assets, non-current	7
Total identifiable assets acquired	19,001

Accounts payable and accrued liabilities	(1,911)
Deferred tax liability	(326)
Total liabilities assumed	(2,237)

Net identifiable assets acquired	16,764

Goodwill	11,639
Net assets acquired	$28,403

The Company recorded $16.5 million in intangible assets as of the acquisition date with a weighted-average amortization period of 8 years and is amortizing the value of the trade name, technology, and customer relationships over an estimated useful life of 2, 7, and 10 years, respectively.

Intangible assets as of June 30, 2012 consist of the following:

June 30, 2012
Intangible assets:
Trade name	$90
Accumulated amortization	(7)
Trade name, net	83
Technology	9,400
Accumulated amortization	(221)
Technology, net	9,179
Customer relationships	7,000
Accumulated amortization	(117)
Customer relationships, net	6,883
Intangibles assets, net	$16,145

Total goodwill changed during the six months ended June 30, 2012 as follows:

Balance at December 31, 2011	$54,617
Acquisitions	11,639
Reclassifications, adjustments and other	390
Balance at June 30, 2012	$66,646

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — UNAUDITED (Continued)

(in thousands, except per share data unless otherwise noted)

6. Stockholders’ Equity

Stock Options

The Company uses the Black-Scholes option pricing model for determining the estimated fair value for stock-based awards. The weighted-average assumptions used in the Black-Scholes option pricing model are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Expected stock price volatility	69%	0%	69%	70%
Risk-free interest rate	0.77%	0.00%	0.83%	2.01%
Expected life of options (in years)	4.84	—	4.90	5.00
Expected dividend yield	0%	0%	0%	0%

The weighted-average fair value (as of the date of grant) of the options was $11.64 per share for the three months ended June 30, 2012 and $14.36 and $15.94 per share for the six months ended June 30, 2012 and 2011, respectively. During the three months ended June 30, 2011, there were no options granted. During the three months ended June 30, 2012 and 2011, the Company recorded total pre-tax stock-based compensation expense of $4.5 million ($2.8 million after tax or $0.07 per diluted share) and $4.6 million ($3.0 million after tax or $0.08 per diluted share), respectively, which includes the fair value for equity awards issued after January 1, 2006. During the six months ended June 30, 2012 and 2011, the Company recorded total pre-tax stock-based compensation expense of $9.8 million ($6.3 million after tax or $0.16 per diluted share) and $10.1 million ($6.5 million after tax or $0.17 per diluted share), respectively, which includes the fair value for equity awards issued after January 1, 2006. The total stock-based compensation cost related to non-vested equity awards not yet recognized as an expense as of June 30, 2012 was approximately $35.4 million. That cost is expected to be recognized over a weighted-average period of approximately 2.63 years.

The following table summarizes information about shares available for grant and stock options outstanding as of June 30, 2012:

		Options Outstanding
			Option
	Shares	Number	Exercise Price	Weighted-
	Available	of	per Share	Average
	for Grant	Shares	Range	Exercise Price
Balance at December 31, 2011	2,995	4,298	$0.29 - 38.62	$19.36
Options granted	(269)	269	$20.22 - 34.16	$25.50
Options exercised	—	(361)	$0.29 - 27.55	$13.62
Options forfeited	13	(20)	$13.24 - 33.64	$21.74
Net restricted stock granted and forfeited	(331)	—	—	—
Restricted stock reserved for grant	17	—	—	—
Balance at June 30, 2012	2,425	4,186	$0.29 - 38.62	$20.24

A summary of the Company’s non-vested restricted stock at June 30, 2012, and changes during the six months ended June 30, 2012, is presented below:

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — UNAUDITED (Continued)

(in thousands, except per share data unless otherwise noted)

Non-Vested Restricted Stock	Number of Awards
Non-vested at December 31, 2011	511
Granted	526
Vested	(211)
Forfeited	(16)
Non-vested at June 30, 2012	810

Employee Stock Purchase Plan

On February 1, 2012, the Company established a ten year Employee Stock Purchase Plan (“ESPP” or “the Plan”) for certain eligible employees.  The Plan is to be administered by the Company’s Board of Directors.  The total number of shares available for purchase under the Plan is 500 shares of the Company’s Common Stock.  Employees participate over a six month period through payroll withholdings and may purchase, at the end of the six month period, the Company’s Common Stock at the lower of 85% of the fair market value on the first day of the offering period or the fair market value on the purchase date.  No participant will be granted a right to purchase Common Stock under the Plan if such participant would own more than 5% of the total combined voting power of the Company.  In addition, no participant may purchase more than one share of Common Stock within any purchase period.

The expected life of ESPP shares is the average of the remaining purchase period under each offering period.  The assumptions used to value employee stock purchase rights during the three and six months ended June 30, 2012 and 2011 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Expected stock price volatility	68%	0%	68%	0%
Risk-free interest rate	0.13%	0%	0.13%	0%
Expected life of options (in years)	0.5	—	0.5	—
Expected dividend yield	0%	0%	0%	0%

During the three months ended June 30, 2012 the Company recorded $117 of compensation expense related to the ESPP.  During the six months ended June 30, 2012 the Company recorded $208 of compensation expense related to the ESPP.  There were no shares purchased during the three and six months ended June 30, 2012 and 2011.  The total unrecognized compensation expense related to the ESPP was approximately $55 which is expected to be recognized over the remainder of the offering period.

Treasury Stock

On May 8, 2012, the Company’s Board of Directors authorized a stock repurchase program to purchase up to $25 million of the Company’s outstanding Common Stock.  The duration of the repurchase program is twelve months.  Under the program, the Company may purchase shares of its Common Stock in the open market, through block trades or otherwise at prices deemed appropriate by the Company.  The timing and amount of repurchase transactions under the program will depend on available working capital.  As of June 30, 2012, a total of 210 shares have been purchased under the program for an aggregate purchase price of $3.8 million.  The Company classifies Common Stock repurchased as Treasury Stock on its balance sheet.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the information set forth in our consolidated financial statements and related notes included elsewhere in this quarterly report on Form 10-Q and in our annual report Form 10-K for the year ended December 31, 2011. This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to risks and uncertainties and are based on the beliefs and assumptions of our management as of the date hereof based on information currently available to our management. Use of words such as “believes,” “expects,” “anticipates,” “intends,” “plans,” “should”, “continues,” “likely” or similar expressions, indicate a forward-looking statement. Forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions. Actual results may differ materially from the forward-looking statements we make. We caution investors not to place substantial reliance on the forward-looking statements included in this report. These statements speak only as of the date of this report (unless another date is indicated), and we undertake no obligation to update or revise the statements in light of future developments.  All numbers are expressed in thousands unless otherwise stated.

Overview

We are a leading provider of on-demand transaction management solutions. Such transactions include device and service procurement, provisioning, activation, intelligent connectivity management and content synchronization that enable communications service providers (CSPs), cable operators/multiservices operators (MSOs), original equipment manufacturers (OEMs) with embedded connectivity (e.g. smartphones, laptops, tablets and mobile Internet devices, among others), e-Tailers/retailers and other customers to accelerate and monetize their go-to-market strategies for connected devices. This includes automating subscriber activation, order management, upgrades, service provisioning and connectivity and content management from any channel (e.g., ecommerce, telesales, enterprise, indirect and other retail outlets, etc.) to any communication service (e.g., wireless (3G, (EV-DO and HSPA), 4G, (LTE and WiMAX)), high speed access, local access, IPTV, cable, satellite TV, etc.) across any connected device type and content transfer. Our global solutions touch all aspects of connected devices on the mobile Internet.

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

We currently operate in and market our solutions and services directly through our sales organizations in North America, Europe and Asia-Pacific.

Our industry-leading customers include Tier 1 service providers such as AT&T Inc., Verizon Wireless and Vodafone, Tier 1 cable operators/MSOs like Cablevision, Comcast, and Time Warner Cable and large OEMs/e-Tailers such as Apple, Dell, Panasonic, and Sony. These customers utilize our platforms, technology and services to service both consumer and business customers.

Revenues

We generate a substantial portion of our revenues on a per-transaction basis, most of which is derived from contracts that extend up to 60 months from execution. For the three months ended June 30, 2012 and 2011, we derived approximately 63% and 77%, respectively, of our revenues from transactions processed and subscription arrangements.  The remainder of our revenues was generated by professional services and software licenses.  The current mix of revenue represents lower transaction and subscription revenues than we have historically experienced.  This is a result of professional services associated with a new arrangement with one of our customers.  Our expectations are that the percentage of our transaction revenues will begin to increase moving forward.

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

We currently derive a significant portion of our revenues from one customer, AT&T.  For the three months ended June 30, 2012, AT&T accounted for approximately 45% of our revenues, as compared to 50% for the three months ended June 30, 2011. Our agreement with AT&T was automatically renewed in 2011 through December of 2012 and will automatically renew each year unless either party notifies the other of its intention not to renew at least sixty days prior to the end of the then-current term. This agreement defines the work activities, transaction pricing, forecasting process, service level agreements and remedies associated with certain services performed by us for AT&T’s ecommerce organization. The agreement provides for AT&T to pay us (i) a monthly hosting fee, (ii) a fee based on the number of transactions processed through our technology platform, (iii) a fee based on manual processing services, and (iv) fees for professional services rendered by us. A copy of this agreement has been previously filed with the Securities & Exchange Commission.  The largest contributor to our revenue outside AT&T, Verizon represented greater than 10% of our revenue for the three months ended June 30, 2012.

Our five largest customers, for the three months ending June 30, 2012 were AT&T, Charter Communications, Time Warner Cable, Verizon and Vodafone which accounted for approximately 81% of our revenues, compared to 87% of our revenues from our five largest customers, AT&T, Frontier, Level 3, Time Warner Cable, and Verizon, for the three months ended June 30, 2011.  See “Risk Factors” for certain matters bearing risks on our future results of operations.

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

Depreciation and amortization relates to our property and equipment and includes our network infrastructure and facilities. Amortization primarily relates to trademarks, customer lists and technology acquired.

Net change in contingent consideration obligation consists of the changes to the fair value estimate of the obligation to the former equity holders which resulted from our acquisitions.  The estimate is based on the weighted probability of achieving of certain financial targets and milestones.  The contingent consideration obligations are no longer than 12 months in duration.

Interest and other expense consist of interest on our lease financing obligations, foreign currency transaction losses and other non-operating expenses.

Current Trends Affecting Our Results of Operations

Our on-demand business model enables delivery of our proprietary solutions over the Web as a service and has been driven by market trends such as various forms of device activations, order provisioning, local and mobile number portability (“L/MNP”), the implementation of new technologies, subscriber growth, competitive churn, network changes, growth of the emerging device market (i.e., smartphones, tablets, connected consumer electronics devices, etc.), need for cloud-based content back up and synchronization, and a universal connectivity platform for all connected devices and consolidations in the industry. In particular, the emergence of order provisioning of e-commerce transactions for smartphone devices, wireless, VoIP, L/MNP, and other communication services surrounding the convergence of bundled services, as well as the recent cooperative activities between cable MSOs and wireless carriers, have increased the need for our services and we believe will continue to be a source of growth for us. New and emerging companies looking to offer wireless services also look towards us as a source of knowledge and technology.

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

We believe that of our significant accounting policies, which are described in Note 2 in our Annual Report on Form 10-K for the year ended December 31, 2011, the following accounting policies involve a greater degree of judgment and complexity.  Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations:

•                  Revenue Recognition and Deferred Revenue

•                  Income Taxes

•                  Goodwill and Impairment of Long-Lived Assets

•                  Stock-Based Compensation

•                  Allowance for Doubtful Accounts

•                  Business Combinations

There were no significant changes in our critical accounting policies and estimates discussed in our Form 10-K during the three and six months ended June 30, 2012.  Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2011 for a more complete discussion of our critical accounting policies and estimates.

Results of Operations

Three months ended June 30, 2012 compared to the three months ended June 30, 2011

The following table presents an overview of our results of operations for the three months ended June 30, 2012 and 2011.

	Three Months Ended June 30,
	2012		2011		2012 vs 2011
	$	% of Revenue	$	% of Revenue	$ Change	% Change
	(in thousands)
Net revenues	$66,990	100.0%	$54,817	100.0%	$12,173	22.2%

Cost of services*	26,631	39.8%	25,878	47.2%	753	2.9%
Research and development	12,570	18.8%	10,055	18.3%	2,515	25.0%
Selling, general and administrative	11,060	16.5%	10,648	19.4%	412	3.9%
Net change in contingent consideration obligation	(4,628)	(6.9)%	(85)	(0.2)%	(4,543)	5,344.7%
Depreciation and amortization	5,962	8.9%	3,722	6.8%	2,240	60.2%
	51,595	77.0%	50,218	91.6%	1,377	2.7%

Income from operations	$15,395	23.0%	$4,599	8.4%	$10,796	234.7%

*	Cost of services excludes depreciation and amortization which is shown separately.

Net Revenues. Net revenues increased $12.2 million to $67.0 million for the three months ended June 30, 2012, compared to the same period in 2011.  This increase was due primarily to the expansion of professional services provided to our top five customer relationships.  Transaction and subscription revenues recognized for the three months ended June 30, 2012 and 2011 represented 63% or $42.5 million and 77% or $42.0 million of net revenues, respectively.  The current mix of revenue represents lower transaction and subscription revenues than we have historically experienced.  This is a result of professional services associated with a new arrangement with one of our customers.  Our expectations are that the percentage of our transaction revenues will begin to increase moving forward. Net revenues related to AT&T increased $2.3 million to $29.9 million for the three months ended June 30, 2012 compared to the same period in 2011.  AT&T represented 45% of our revenues for the three months ended June 30, 2012, compared to 50% for the three months ended June 30, 2011.  Net revenues outside of AT&T generated $37.1 million of our revenues during the three months ended June 30, 2012 as compared to $27.2 million during the three months ended June 30, 2011.  Net revenues outside of AT&T represented 55% and 50% of our revenues during the three months ended June 30, 2012 and 2011, respectively.  Professional service revenues as a percentage of sales were 36% or $23.8 million for the three months ended June 30, 2012, compared to 21% or $11.7 million for the three months ended June 30, 2011.  The increase in professional services revenue is primarily due to the expansion of services due to new projects with existing customers.  License revenues decreased $0.4 million to $0.6 million or 1% of net revenues for the three months ended June 30, 2012 as compared to the same period in 2011.  The decrease in license revenues is primarily due to an offerings shift to subscription pricing related to our Network Address Book Software, a component part of our ConvergenceNow® Plus+TM platform which we acquired from FusionOne.

Expense

Cost of Services.  Cost of services increased $753 thousand to $26.6 million for the three months ended June 30, 2012, compared to the same period in 2011, due primarily to an increase of $1.5 million in telecommunication and facility costs related to the increased call volume and capacity associated with our data facilities. There was an increase of $936 thousand in our personnel related costs due primarily to an increase in headcount as a result of our continued growth in existing and new programs with our current customers. There was an increase of $365 thousand for professional services related to third party processing and licensing fees as a result of our Miyowa acquisition. The increases in cost of services were offset by a decrease of $1.9 million in outside consulting expense, due to our increased productivity and cost saving from changes in our third party exception handling vendors.  Cost of services as a percentage of revenues decreased to 39.8% for the three months ended June 30, 2012, as compared to 47.2% for the three months ended June 30, 2011 as a result of increases in professional services and technology based revenues which have higher margins.

Research and Development. Research and development expense increased $2.5 million to $12.6 million for the three months ended June 30, 2012, compared to the same period in 2011, due to headcount increases.  Personnel and related costs increased $2.7 million and stock-based compensation increased $454 thousand.  The increase in personnel and related costs and stock-based compensation was due primarily to an increase in headcount through acquisitions and our continued growth as we further expand the capabilities of our offerings, as well as investing in several early-stage customer deployments.  In addition, there was an increase of $432 thousand in telecommunications and facility costs related to the increase in headcount and the utilization of our expanded resources.  The increases in research and development expense were offset by a decrease of $974 thousand in outside consulting expense, due to our increased headcount resulting in less reliance on third party consultants. Research and development expense as a percentage of revenues increased to 18.8% for the three months ended June 30, 2012 as compared to 18.3% for the three months ended June 30, 2011.

Selling, General and Administrative. Selling, general and administrative expense increased $412 thousand to $11.1 million for the three months ended June 30, 2012, compared to the same period in 2011.  We had an increase of $586 thousand in telecommunications and facility costs due to our new larger corporate headquarters and increased locations as a result of our acquisitions, an increase of $384 thousand in professional fees due to higher legal and accounting fees as a result of our acquisitions and patent activities, an increase of $157 thousand related to our expanded marketing efforts, and an increase of $157 thousand in other taxes resulting from our prior domestic acquisitions.  These increases were offset by a decrease of $511 thousand of stock compensation expense and a decrease of $449 thousand of personnel and related costs.  Selling, general and administrative expense as a percentage of revenues decreased to 16.5% for the three months ended June 30, 2012, compared to 19.4% for the three months ended June 30, 2011, as a result of higher revenues in the current period.

Depreciation and amortization. Depreciation and amortization expense increased $2.2 million to $6.0 million for the three months ended June 30, 2012, compared to the same period in 2011, primarily related to the amortization of our newly acquired intangible assets of Miyowa and SpeechCycle and the fixed assets and computing environments necessary for the continued expansion of our platforms.  Depreciation and amortization expense as a percentage of revenues increased to 8.9% for the three months ended June 30, 2012, as compared to 6.8% for the three months ended June 30, 2011.

Net change in contingent consideration obligation. The fair value change in the contingent consideration liability related to the Miyowa equity-holders’ Earn-out resulted in a $4.6 million reduction of the contingent consideration obligation for the three months ended June 30, 2012.  Changes in the contingent consideration obligation are driven by the fair value estimates related to our acquisition of Miyowa. The changes in the estimates of the fair value of the contingent consideration obligations related to the Miyowa Earn-out are due to changes to the weighted probability of achieving revenue and product milestones for the Miyowa Earn-out.  The $85 thousand reduction of the fair value change in the contingent consideration liability for the three months ended June 30, 2011 was due to the change in the estimate of the fair value of the contingent consideration obligation related to the FusionOne Earn-out, primarily due to the changes in our Common Stock price prior to the amendment and settlement of the FusionOne Earn-out on April 29, 2011.

Income from Operations. Income from operations increased $10.8 million to $15.4 million for the three months ended June 30, 2012, compared to the same period in 2011.  This was due primarily to increased revenues from professional services and expansion into new programs with our largest customers, improved gross profit margins and the reduction in contingent consideration obligation.  Income from operations as a percentage of revenues increased to 23.0% for the three months ended June 30, 2012, as compared to 8.4% for the three months ended June 30, 2011.

Interest income.  Interest income increased $193 thousand to $330 thousand for the three months ended June 30, 2012, compared to the same period in 2011.  Interest income increased primarily due to a change in the mix of our cash and investment balances to higher yielding investments.

Interest expense.  Interest expense increased $3 thousand to $241 thousand for the three months ended June 30, 2012, compared to the same period in 2011. Interest expense increased related to the facility lease.

Other income.  Other income increased $603 thousand to $779 thousand for the three months ended June 30, 2012, compared to the same period in 2011.  Other income increased primarily due to changes in foreign currency transactions and a benefit recognized from refundable R&D tax credits realized in France.

Income Tax. During the three months ended June 30, 2012 and 2011, we recognized approximately $4.3 million and $1.5 million in related tax expense, respectively.  Our effective tax rate was approximately 26.5% and 31.5% during the three months ended June 30, 2012 and 2011, respectively. We review the expected annual effective income tax rate and make changes on a quarterly basis as necessary based on certain factors such as changes in forecasted annual operating income, changes to the actual and forecasted permanent book-to-tax differences, and changes resulting from the impact of a tax law changes.  For the three months ended June 30, 2012, our effective tax rate was lower than our US federal statutory rate primarily due to the favorable tax impact of the fair market value adjustment for the contingent consideration obligation related to the Miyowa and SKS equity holders, and increased profits of certain foreign jurisdictions, which have lower tax rates than the US.  For the three months ended June 30, 2011, our effective tax rate was lower than our US federal statutory rate primarily due to the increased profits of certain foreign jurisdictions, which have lower tax rates than the US, and the discrete impact of the disqualifying dispositions of incentive stock options.

Six months ended June 30, 2012 compared to the six months ended June 30, 2011

The following table presents an overview of our results of operations for the six months ended June 30, 2012 and 2011.

	Six Months Ended June 30,
	2012		2011		2012 vs 2011
	$	% of Revenue	$	% of Revenue	$ Change	% Change
	(in thousands)
Net revenues	$131,550	100.0%	$107,695	100.0%	$23,855	22.2%

Cost of services*	55,252	42.0%	50,489	46.9%	4,763	9.4%
Research and development	25,446	19.3%	20,158	18.7%	5,288	26.2%
Selling, general and administrative	21,450	16.3%	20,795	19.3%	655	3.1%
Net change in contingent consideration obligation	(5,408)	(4.1)%	2,831	2.6%	(8,239)	(291.0)%
Depreciation and amortization	11,133	8.5%	7,080	6.6%	4,053	57.2%
	107,873	82.0%	101,353	94.1%	6,520	6.4%
Income from operations	$23,677	18.0%	$6,342	5.9%	$17,335	273.3%

*	Cost of services excludes depreciation and amortization which is shown separately.

Net Revenues. Net revenues increased $23.9 million to $131.6 million for the six months ended June 30, 2012, compared to the same period in 2011.  This increase was due primarily to the expansion of professional services provided to our top five customer relationships.  Transaction and subscription revenues recognized for the six months ended June 30, 2012 and 2011 represented 66% or $86.7 million and 77% or $82.9 million of net revenues, respectively.  The current mix of revenue represents lower transaction and subscription revenues than we have historically experienced.  This is a result of professional services associated with a new arrangement with one of our customers.  Our expectations are that the percentage of our transaction revenues will begin to increase moving forward. Net revenues related to AT&T increased $7.8 million to $62.5 million for the six months ended June 30, 2012 compared to the same period in 2011.  AT&T represented 48% of our revenues for the six months ended June 30, 2012, compared to 51% for the six months ended June 30, 2011.  Net revenues outside of AT&T generated $69.0 million of our revenues during the six months ended June 30, 2012 as compared to $53.0 million during the six months ended June 30, 2011.  Net revenues outside of AT&T represented 52% and 49% of our revenues during the six months ended June 30, 2012 and 2011, respectively.  Professional service revenues as a percentage of sales were 33% or $43.4 million for the six months ended June 30, 2012, compared to 21% or $22.4 million for the six months ended June 30, 2011.  The increase in professional services revenue is primarily due to the expansion of services due to new projects with existing customers.  License revenues decreased $919 thousand to $1.5 million or 1% of net revenues for the six months ended June 30, 2012 as compared to the same period in 2011.  The decrease in license revenues is primarily due to an offerings shift to subscription pricing related to our Network Address Book Software, a component part of our ConvergenceNow® Plus+TM platform which we acquired from FusionOne.

Expense

Cost of Services.  Cost of services increased $4.8 million to $55.3 million for the six months ended June 30, 2012, compared to the same period in 2011, due primarily to an increase of $2.9 million in telecommunication and facility costs related to the increased call volume and capacity associated with our data facilities. There was an increase of $2.1 million in our personnel related costs, due primarily to an increase in headcount as a result of our continued growth in existing and new programs with our current customers. There was an increase of $758 thousand for professional services related to third party processing and licensing fees as a result of our Miyowa acquisition. The increases in cost of services were offset by a decrease of $956 thousand in outside consulting expense, due to our increased productivity and cost saving from changes in our third party exception handling vendors. Cost of services as a percentage of revenues decreased to 42.0% for the six months ended June 30, 2012, as compared to 46.9% for the six months ended June 30, 2011 as a result of increases in professional services and technology based revenues which have higher margins.

Research and Development. Research and development expense increased $5.3 million to $25.4 million for the six months ended June 30, 2012, compared to the same period in 2011, due to headcount increases.  Personnel and related costs increased $5.9 million and stock-based compensation increased $865 thousand.  The increase in personnel and related costs and stock-based compensation was due primarily to an increase in headcount through acquisitions and our continued growth as we further expand the capabilities of our offerings, as well as investing in several early-stage customer deployments that we believe have the potential to scale.  In addition, there was an increase of $749 thousand in telecommunications and facility costs related to the increase in headcount and the utilization of our expanded resources.  The increases in research and development expense were offset by a decrease of $2.1 million in outside consulting expense, due to our increased headcount resulting in less reliance on third party consultants. Research and development expense as a percentage of revenues increased to 19.3% for the six months ended June 30, 2012 as compared to 18.7% for the six months ended June 30, 2011.

Selling, General and Administrative. Selling, general and administrative expense increased $655 thousand to $21.5 million for the six months ended June 30, 2012, compared to the same period in 2011.  We had an increase of $716 thousand in telecommunications and facility costs due to our new larger corporate headquarters and increased locations as a result of our acquisitions, an increase of $289 thousand related to our expanded marketing efforts, an increase of $331 thousand in other taxes resulting from our prior domestic acquisitions, and an increase of $440 thousand for professional services related legal costs.  Also driving the increase was a $309 thousand benefit related to bad debt expense that was recognized in the six months ending June 30, 2011 that was not recognized in the six months ending June 30, 2012.  Offsetting the increases was a decrease of $1.1 million of stock compensation expense and a decrease of $484 thousand of personnel and related costs.  Selling, general and administrative expense as a percentage of revenues decreased to 16.3% for the six months ended June 30, 2012, compared to 19.3% for the six months ended June 30, 2011, as a result of higher revenues in the current period.

Depreciation and amortization. Depreciation and amortization expense increased $4.1 million to $11.1 million for the six months ended June 30, 2012, compared to the same period in 2011, primarily related to the amortization of our newly acquired intangible assets of Miyowa and SpeechCycle and the fixed assets and computing environments necessary for the continued expansion of our platforms.  Depreciation and amortization expense as a percentage of revenues increased to 8.5% for the six months ended June 30, 2012, as compared to 6.6% for the six months ended June 30, 2011.

Net change in contingent consideration obligation. The fair value change in the contingent consideration liability related to the equity-holders’ Earn-out resulted in a $5.4 million reduction of the contingent consideration oblifation for the six months ended June 30, 2012.  Changes in the contingent consideration obligation are driven by the fair value estimates related to our acquisitions of SKS and Miyowa. The changes in the estimates of the fair value of the contingent consideration obligations related to the SKS Earn-out and Miyowa Earn-out are due to changes to the weighted probability of achieving revenue and product milestones and operational efficiencies.  The $2.8 million of additional expense for the fair value change in the contingent consideration liability for the six months ended June 30, 2011 was primarily due to the change in the estimate of the fair value of the contingent consideration obligation related to the FusionOne Earn-out, primarily due to the changes in our stock price prior to the amendment and settlement of the FusionOne Earn-out on April 29, 2011.

Income from Operations. Income from operations increased $17.3 million to $23.7 million for the six months ended June 30, 2012, compared to the same period in 2011.  This was due primarily to increased revenues from professional services and expansion into new programs with our largest customers, improved gross profit margins and the reduction in contingent consideration obligation.  Income from operations as a percentage of revenues increased to 18.0% for the six months ended June 30, 2012, as compared to 5.9% for the six months ended June 30, 2011.

Interest income.  Interest income increased $472 thousand to $728 thousand for the six months ended June 30, 2012, compared to the same period in 2011.  Interest income increased primarily due to a change in the mix of our cash and investment balances to higher yielding investments.

Interest expense.  Interest expense increased $5 thousand to $480 thousand for the six months ended June 30, 2012, compared to the same period in 2011. Interest expense increased related to the facility lease.

Other income.  Other income increased $626 thousand to $793 thousand for the six months ended June 30, 2012, compared to the same period in 2011.  Other income increased primarily due to changes in foreign currency transactions and a benefit recognized from refundable R&D tax credits realized in France.

Income Tax. During the six months ended June 30, 2012 and 2011, we recognized approximately $7.3 million and $2.9 million, respectively, in related tax expense.  Our effective tax rate was approximately 29.5% and 46.9% during the six months ended June 30, 2012 and 2011, respectively. We review the expected annual effective income tax rate and make changes on a quarterly basis as necessary based on certain factors such as changes in forecasted annual operating income, changes to the actual and forecasted permanent book-to-tax differences, and changes resulting from the impact of a tax law changes.  For the six months ended June 30, 2012, our effective tax rate was lower than our US federal statutory rate primarily due to the favorable tax impact of the fair market value adjustment for the contingent consideration obligation related to the Miyowa and SKS equity holders, and increased profits of certain foreign jurisdictions, which have lower tax rates than the US.  For the six months ended June 30, 2011, our effective tax rate was higher than our US federal statutory rate primarily due to the unfavorable tax impact of the fair market value adjustment for the contingent consideration obligation related to the FusionOne Earn-out for the FusionOne equity holders offset by increased profits of certain foreign jurisdictions, which have lower tax rates than the US, and the discrete impact of the disqualifying dispositions of incentive stock options.

Liquidity and Capital Resources

Our principal source of liquidity has been cash provided by operations. Our cash, cash equivalents and marketable securities balance was $123.0 million at June 30, 2012, a decrease of $29.6 million as compared to balance at December 31, 2011.  During the six months ended June 30, 2012, cash used for the acquisition of SpeechCycle, the settlement of contingent consideration obligations, the repurchase of our Common Stock, and the purchase of fixed assets was offset by cash generated from operations and the exercise of stock options.  We anticipate that our principal uses of cash in the future will be to fund the expansion of our business through both organic growth as well as possible acquisition activities and the expansion of our customer base internationally and continued repurchase of our Common Stock.  Uses of cash will also include facility expansion, capital expenditures and working capital.

Discussion of Cash Flows

Cash flows from operations. Net cash provided by operating activities for the six months ended June 30, 2012 was $16.3 million, as compared to $12.6 million cash provided for the six months ended June 30, 2011.  Our primary uses of cash from operating activities are for personnel related expenditures and outside consultants. We also made cash payments related to contingent consideration obligations, taxes and leased facilities.  During the six months ended June 30, 2012, we made payments on the settlements of the former FusionOne employees and SKS contingent consideration obligations.  The increase in net cash provided by operating activities for the six months ended June 30, 2012 of $3.7 million as compared to 2011 is primarily due to an increase in adjusted net income of $20.6 million offset by changes in contingent consideration obligation.

Cash flows from investing.  Net cash used in investing activities for the six months ended June 30, 2012 was $53.7 million, as compared to $40.3 million for the six months ended June 30, 2011.  The increase in net cash used in investing activities for the six months ended June 30, 2012 of $13.4 million as compared to 2011 is primarily due to the purchase of SpeechCycle and the increased purchases of property and equipment related to our continued investments in our global information technology and business systems infrastructure offset by fewer purchases of marketable securities.

Cash flows from financing.  Net cash provided by financing activities for the six months ended June 30, 2012 was $3.3 million, as compared to $529 thousand for the six months ended June 30, 2011.  The increase in net cash provided by financing activities for the six months ended June 30, 2012 of $2.7 million as compared to 2011 is primarily due to a decrease of $6.0 million in payments for contingent consideration and $4.0 million from the repurchase of common stock, offset by a $6.1 million decrease in proceeds from the exercise of stock options and $1.2 million decrease in excess tax benefit from the exercise of stock options.

We believe that our existing cash and cash equivalents, and cash generated from our existing operations will be sufficient to fund our operations for the next twelve months.

Effect of Inflation

Although inflation generally affects us by increasing our cost of labor and equipment, we do not believe that inflation has had any material effect on our results of operations for the six months ended June 30, 2012 and 2011.

Impact of Recently Issued Accounting Standards

During the six-month period ended June 30, 2012, we adopted amendments to disclosure requirements for common fair value measurement. These amendments result in common definition of fair value and common requirements for measurement of and disclosure requirements between U.S. GAAP and IFRS. Consequently, the amendments change some fair value measurement principles and disclosure requirements. The implementation of this amended accounting guidance has not had a material impact on our consolidated financial statements or disclosures.

During the six-month period ended June 30, 2012, we adopted amendments to disclosure requirements for presentation of comprehensive income. This guidance requires presentation of total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  For purposes of the interim financial statements, we included total comprehensive income on the face of the income statement.

During the six-month period ended June 30, 2012, we adopted amendments to simplify how entities test goodwill for impairment. These amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The implementation of this amended accounting guidance has not had a material impact on our consolidated financial statements or disclosures.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2012 and December 31, 2011.

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

Foreign Currency Exchange Risk

We conduct business outside the U.S. through foreign subsidiaries in several currencies including the British Pound Sterling, Euro, Australian Dollar, and Indian Rupee. The financial statements of these foreign subsidiaries are translated into U.S. dollars using period-end rates of exchange for assets and liabilities and average rates for the period for revenues and expenses.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2012.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of June 30, 2012, the end of the period covered by this quarterly report, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

August 3, 2012