Form 10-Q
period 2012-09-30
SYNCHRONOSS TECHNOLOGIES INC
filed 2012-11-07
CIK 1131554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Shares outstanding of the Registrant’s common stock:

Class	Outstanding at October 31, 2012
Common stock, $0.0001 par value	38,746,827

SYNCHRONOSS TECHNOLOGIES, INC.

FORM 10-Q INDEX

SYNCHRONOSS TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$52,736	$69,430
Marketable securities	65,260	51,504
Accounts receivable, net of allowance for doubtful accounts of $285 and $356 at September 30, 2012 and December 31, 2011, respectively	65,985	57,387
Prepaid expenses and other assets	15,022	16,061
Deferred tax assets	3,879	3,938
Total current assets	202,882	198,320
Marketable securities	14,599	31,642
Property and equipment, net	49,419	34,969
Goodwill	67,841	54,617
Intangible assets, net	73,770	63,969
Deferred tax assets	11,304	12,606
Other assets	2,118	2,495
Total assets	$421,933	$398,618

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,549	$7,712
Accrued expenses	22,413	24,153
Deferred revenues	6,624	8,834
Contingent consideration obligation	3,594	4,735
Total current liabilities	38,180	45,434
Lease financing obligation - long-term	9,257	9,241
Contingent consideration obligation - long-term	—	8,432
Other liabilities	856	948
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000 shares authorized, 0 shares issued and outstanding at September 30, 2012 and December 31, 2011	—	—
Common stock, $0.0001 par value; 100,000 shares authorized, 42,150 and 41,063 shares issued; 38,826 and 38,394 outstanding at September 30, 2012 and December 31, 2011, respectively	4	4
Treasury stock, at cost (3,324 and 2,669 shares at September 30, 2012 and December 31, 2011, respectively)	(57,201)	(43,712)
Additional paid-in capital	336,098	307,586
Accumulated other comprehensive loss	(279)	(699)
Retained earnings	95,018	71,384
Total stockholders’ equity	373,640	334,563
Total liabilities and stockholders’ equity	$421,933	$398,618

See accompanying consolidated notes.

SYNCHRONOSS TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net revenues	$68,961	$59,238	$200,511	$166,933
Costs and expenses:
Cost of services*	29,136	27,781	84,388	78,270
Research and development	12,645	10,879	38,091	31,037
Selling, general and administrative	10,278	11,118	31,728	31,913
Net change in contingent consideration obligation	(327)	480	(5,735)	3,311
Depreciation and amortization	6,068	3,949	17,201	11,029
Total costs and expenses	57,800	54,207	165,673	155,560
Income from operations	11,161	5,031	34,838	11,373
Interest income	295	216	1,023	472
Interest expense	(222)	(198)	(702)	(673)
Other (expense) income	(207)	(27)	586	140
Income before income tax expense	11,027	5,022	35,745	11,312
Income tax expense	(4,825)	(1,447)	(12,111)	(4,394)
Net income	$6,202	$3,575	$23,634	$6,918
Net income per common share:
Basic †	$0.16	$0.10	$0.62	$0.22
Diluted †	$0.16	$0.09	$0.60	$0.22
Weighted-average common shares outstanding:
Basic †	38,107	37,573	38,219	37,285
Diluted †	38,872	38,647	39,192	38,610

Comprehensive income	$6,773	$3,217	$24,054	$6,751

*                            Cost of services excludes depreciation and amortization which is shown separately.

†                             See notes to financial statements footnote 3.

See accompanying consolidated notes.

SYNCHRONOSS TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2012	2011
Operating activities:

Net income	$23,634	$6,918
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	17,199	11,029
Loss on disposal of asset	198	—
Amortization of bond premium	1,000	326
Deferred income taxes	32	(2,920)
Non-cash interest on leased facility	690	688
Stock-based compensation	14,387	16,173
Changes in operating assets and liabilities:
Accounts receivable, net of allowance for doubtful accounts	(6,733)	(10,291)
Prepaid expenses and other current assets	7,022	3,376
Other assets	(122)	(26)
Accounts payable	(2,665)	(698)
Accrued expenses	(3,042)	2,973
Contingent consideration obligation	(8,396)	2,640
Excess tax benefit from the exercise of stock options	(6,592)	(7,335)
Other liabilities	(146)	(281)
Deferred revenues	(1,707)	5,314
Net cash provided by operating activities	34,759	27,886
Investing activities:
Purchases of fixed assets	(25,377)	(12,042)
Purchases of marketable securities available-for-sale	(13,082)	(35,757)
Maturities of marketable securities available-for-sale	15,531	3,670
Business acquired, net of cash	(26,572)	(7,913)
Net cash used in investing activities	(49,500)	(52,042)
Financing activities:
Proceeds from the exercise of stock options	7,330	14,163
Payments on contingent consideration obligation	(2,268)	(8,286)
Excess tax benefit from the exercise of stock option	6,592	7,335
Repurchase of common stock	(13,898)	(19,999)
Proceeds from the sale of Treasury Stock in connection with an employee stock purchase plan	612	—
Proceeds from capital obligations	38	—
Repayments of capital obligations	(750)	(721)
Net cash used in financing activities	(2,344)	(7,508)
Effect of exchange rate changes on cash	391	(92)
Net decrease in cash and cash equivalents	(16,694)	(31,756)
Cash and cash equivalents at beginning of year	69,430	180,367
Cash and cash equivalents at end of period	$52,736	$148,611

Supplemental disclosures of cash flow information:
Cash paid for income taxes	3,222	3,559

Supplemental disclosures of non-cash investing and financing activities:
Issuance of common stock in connection with settlement of contingent consideration	—	8,597

See accompanying consolidated notes.

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — UNAUDITED

(in thousands, except per share data unless otherwise noted)

The consolidated financial statements as of September 30, 2012 and for the three and nine months ended September 30, 2012 and 2011 are unaudited, but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. They do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements and should be read in conjunction with the financial statements and notes in the Annual Report of Synchronoss Technologies, Inc. incorporated by reference in the Company’s annual report on Form 10-K for the year ended December 31, 2011.  The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation. The Company has no unconsolidated subsidiaries or investments accounted for under the equity method. The results reported in these consolidated financial statements should not necessarily be taken as indicative of results that may be expected for the entire year. The balance sheet at December 31, 2011 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

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

Impact of Recently Issued Accounting Standards

During the nine-month period ended September 30, 2012, the Company adopted amendments to disclosure requirements for common fair value measurement. These amendments result in common definition of fair value and common requirements for measurement of and disclosure requirements between U.S. GAAP and IFRS. Consequently, the amendments change some fair value measurement principles and disclosure requirements. The implementation of this amended accounting guidance has not had a material impact on the Company’s consolidated financial statements or disclosures.

During the nine-month period ended September 30, 2012, the Company adopted amendments to disclosure requirements for presentation of comprehensive income. This guidance requires presentation of total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. For purposes of the interim financial statements, the Company included total comprehensive income on the face of the income statement.

During the nine-month period ended September 30, 2012, the Company adopted amendments to simplify how entities test goodwill for impairment. These amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The implementation of this amended accounting guidance has not had a material impact on the Company’s consolidated financial statements or disclosures.

3. Earnings per Common Share

The Company calculates basic and diluted per share amounts based on net earnings adjusted for the effects to earnings that would result if contingently issuable shares related to contingent consideration settleable in the Company’s stock were reported as equity for the periods presented. To calculate basic earnings per share, the Company uses the weighted average number of common shares outstanding during the period adjusted for the weighted average number of contingently issuable shares. The weighted average numbers of shares contingently issuable are calculated as if they were outstanding as of the last day of the period.  The diluted earnings per share calculation is based on the weighted average number of shares of common stock outstanding adjusted for the number of additional shares that would have been outstanding had all potentially dilutive common shares been issued.  Potentially dilutive shares of common stock include stock options, non-vested share awards and contingently issuable shares related to contingent consideration settleable in stock.  The dilutive effects of stock options and restricted stock awards are based on the treasury stock method.  The dilutive effects of the contingent consideration settleable in stock are calculated as if the contingently issuable shares were outstanding as of the beginning of the period.  The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net income attributable to common stockholders per common share. Stock options that are anti-dilutive and excluded from the following table totaled 2,286 and 1,003 for the three months ended September 30, 2012 and 2011, respectively, and 1,709 and 775 for the nine months ended September 30, 2012 and 2011, respectively.

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — UNAUDITED (Continued)

(in thousands, except per share data unless otherwise noted)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Numerator:
Net income attributable to common stockholders	$6,202	$3,575	$23,634	$6,918
Income effect for equity mark-to-market on contingent consideration obligation, net of tax	—	—	—	1,466
Net income applicable to shares of common stock for earnings per share	$6,202	$3,575	$23,634	$8,384
Denominator:
Weighted average common shares outstanding — basic	38,107	37,573	38,219	37,285
Dilutive effect of:
Net issuable common share equivalents	—	7	—	6
Options and unvested restricted shares	765	1,067	973	1,319
Weighted average common shares outstanding — diluted	38,872	38,647	39,192	38,610

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

The following is a summary of assets and liabilities held by the Company and their related classifications under the fair value hierarchy:

	September 30, 2012	December 31, 2011
Level 1 (A)	$83,071	$99,315
Level 2 (B)	49,524	53,261
Level 3 (C)	(3,594)	(13,167)
Total	$129,001	$139,409

(A)     Level 1 assets include money market funds and enhanced income money market funds which are classified as cash equivalents and marketable securities, respectively.

(B)       Level 2 assets include certificates of deposit, municipal bonds and corporate bonds which are classified as marketable securities.

(C)       Level 3 liabilities include the contingent consideration obligation.

The Company utilizes the market approach to measure fair value for its financial assets. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets. The Company’s marketable securities investments classified as Level 2 primarily utilize broker quotes in a non-active market for valuation of these securities. No transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy occurred during the nine months ended September 30, 2012.

The aggregate fair value of available-for-sale securities and aggregate amount of unrealized gains and losses for available for sale securities at September 30, 2012 were as follows:

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — UNAUDITED (Continued)

(in thousands, except per share data unless otherwise noted)

		Aggregate Amount of
	Aggregate	Unrealized
	Fair Value	Gains	Losses
Due in one year or less	$65,260	$66	$(96)
Due after one year, less than five years	14,599	22	(21)
	$79,859	$88	$(117)

The aggregate fair value of available-for-sale securities and aggregate amount of unrealized gains and losses for available for sale securities at December 31, 2011 were as follows:

		Aggregate Amount of
	Aggregate	Unrealized
	Fair Value	Gains	Losses
Due in one year or less	$51,504	$59	$(315)
Due after one year, less than five years	31,642	76	(48)
	$83,146	$135	$(363)

Unrealized gains and losses are reported as a component of accumulated other comprehensive loss in stockholders’ equity. The cost of securities sold is based on specific identification method. The Company evaluates investments with unrealized losses to determine if the losses are other than temporary. The Company has determined that the gross unrealized losses at September 30, 2012 and December 31, 2011 are temporary. In making this determination, the Company considered the financial condition, credit ratings and near-term prospects of the issuers, the underlying collateral of the investments, and the magnitude of the losses as compared to the cost and the length of time the investments have been in an unrealized loss position. Additionally, while the Company classifies the securities as available for sale, the Company does not currently intend to sell such investments and it is more likely than not to recover the carrying value prior to being required to sell such investments.

The Company determined the fair value of the contingent consideration obligation based on a probability-weighted income approach derived from quarterly revenue estimates and a probability assessment with respect to the likelihood of achieving the various performance criteria. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement.  The significant unobservable inputs used in the fair value measurement of the Company’s contingent consideration obligation are the probabilities of achieving certain financial targets and contractual milestones.  Significant increases (decreases) in any of those probabilities in isolation may result in a higher (lower) fair value measurement.  No changes in valuation techniques occurred during the nine months ended September 30, 2012.  During the nine months ended September 30, 2012, the Company paid approximately $2.3 million to the former FusionOne employees at the completion of the service period for the FusionOne contingent consideration obligation and $3.5 million to the former SKS stock-holders and employees at the completion of the SKS Earn-out milestones.

The changes in fair value of the Company’s Level 3 contingent consideration obligation during the nine months ended September 30, 2012 were as follows:

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — UNAUDITED (Continued)

(in thousands, except per share data unless otherwise noted)

Level 3
Balance at December 31, 2011	$13,167
Fair value adjustment to contingent consideration obligation included in net income	(5,735)
FusionOne Earn-out payment	(2,334)
SKS Earn-out payment	(3,466)
Earn-out compensation due to Miyowa employees	386
Fx impact of change in contingent consideration obligation	(82)
Addition of SpeechCycle Earn-out	1,090
Earn-out compensation due to SpeechCycle employees	568
Balance at September 30, 2012	$3,594

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

The Company accounted for this business combination by applying the acquisition method, and accordingly, the purchase price was allocated to the assets and liabilities assumed based upon their fair values at the acquisition date.  The excess of the purchase price over the net assets and liabilities, approximately $12.7 million, was recorded as goodwill, which is not tax deductible.  The Company is in the process of finalizing the purchase allocation, thus the provisional measures of deferred income taxes, intangibles and goodwill are subject to change.  The Company expects the purchase price allocation will be finalized within the next nine months.  The results of SpeechCycle’s operations have been included in the consolidated financial statements since the acquisition date.  Pro forma results of operations for the acquisition have not been presented because the effects of the acquisition were not material to the Company’s prior financial statements.

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

The following table summarizes the preliminary estimated fair values of the assets and liabilities assumed at the acquisition date:

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — UNAUDITED (Continued)

(in thousands, except per share data unless otherwise noted)

May 7, 2012
Cash and cash equivalents	$548
Accounts receivable	1,865
Prepaid expenses and other assets	91
Intangible assets	15,790
Other assets, non-current	7
Total identifiable assets acquired	18,301

Accounts payable and accrued liabilities	(1,896)
Deferred tax liability	(1,044)
Total liabilities assumed	(2,940)

Net identifiable assets acquired	15,361

Goodwill	12,729
Net assets acquired	$28,090

The Company recorded $15.8 million in intangible assets as of the acquisition date with a weighted-average amortization period of 8 years and is amortizing the value of the trade name, technology, and customer relationships over an estimated useful life of 2, 7, and 10 years, respectively.

Intangible assets related to the SpeechCycle acquisition as of September 30, 2012 consist of the following:

Intangible assets:
Trade name	$90
Accumulated amortization	(19)
Trade name, net	71
Technology	9,000
Accumulated amortization	(529)
Technology, net	8,471
Customer relationships	6,700
Accumulated amortization	(279)
Customer relationships, net	6,421
Intangibles assets, net	$14,963

Total goodwill changed during the nine months ended September 30, 2012 as follows:

Balance at December 31, 2011	$54,617
Acquisitions	12,729
Reclassifications, adjustments and other	495
Balance at September 30, 2012	$67,841

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — UNAUDITED (Continued)

(in thousands, except per share data unless otherwise noted)

6. Stockholders’ Equity

Stock Options

The Company uses the Black-Scholes option pricing model for determining the estimated fair value for stock-based awards. The weighted-average assumptions used in the Black-Scholes option pricing model are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Expected stock price volatility	68%	69%	69%	69%
Risk-free interest rate	0.63%	1.46%	0.81%	1.68%
Expected life of options (in years)	4.51	5.15	4.87	5.09
Expected dividend yield	0%	0%	0%	0%

The weighted-average fair value (as of the date of grant) of the options was $11.11 and $19.17 per share for the three months ended September 30, 2012 and 2011, respectively, and $14.10 and $17.87 per share for the nine months ended September 30, 2012 and 2011, respectively.  During the three months ended September 30, 2012 and 2011, the Company recorded total pre-tax stock-based compensation expense of $4.6 million ($2.9 million after tax or $0.07 per diluted share) and $6.1 million ($3.9 million after tax or $0.10 per diluted share), respectively, which includes the fair value for equity awards issued after January 1, 2006.  During the nine months ended September 30, 2012 and 2011, the Company recorded total pre-tax stock-based compensation expense of $14.4 million ($9.1 million after tax or $0.23 per diluted share) and $16.2 million ($10.8 million after tax or $0.28 per diluted share), respectively, which includes the fair value for equity awards issued after January 1, 2006.  The total stock-based compensation cost related to non-vested equity awards not yet recognized as an expense as of September 30, 2012 was approximately $32.9 million. That cost is expected to be recognized over a weighted-average period of approximately 2.52 years.

The following table summarizes information about shares available for grant and stock options outstanding as of September 30, 2012:

		Options Outstanding
			Option
	Shares	Number	Exercise Price	Weighted-
	Available	of	per Share	Average
	for Grant	Shares	Range	Exercise Price
Balance at December 31, 2011	2,995	4,298	$0.29 - 38.62	$19.36
Options granted	(293)	293	$18.02 - 34.16	$25.11
Options exercised	—	(583)	$0.29 - 27.55	$12.57
Options forfeited	24	(35)	$10.27 - 35.85	$19.73
Net restricted stock granted and forfeited	(323)	—	—	—
Restricted stock reserved for grant	17	—	—	—
Balance at September 30, 2012	2,420	3,973	$0.29 - 38.62	$20.78

A summary of the Company’s non-vested restricted stock at September 30, 2012, and changes during the nine months ended September 30, 2012, is presented below:

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — UNAUDITED (Continued)

(in thousands, except per share data unless otherwise noted)

Non-Vested Restricted Stock	Number of Awards
Non-vested at December 31, 2011	511
Granted	540
Vested	(251)
Forfeited	(36)
Non-vested at September 30, 2012	764

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

The expected life of ESPP shares is the average of the remaining purchase period under each offering period.  The assumptions used to value employee stock purchase rights during the three and nine months ended September 30, 2012 and 2011 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Expected stock price volatility	68%	0%	68%	0%
Risk-free interest rate	0.92%	0%	0.92%	0%
Expected life of options (in years)	0.5	—	0.5	—
Expected dividend yield	0%	0%	0%	0%

During the three months ended September 30, 2012, the Company recorded $113 of compensation expense related to the ESPP.  During the nine months ended September 30, 2012, the Company recorded $321 of compensation expense related to the ESPP.  During the three and nine months ended September 30, 2012, the Company sold a total of 33 shares of its Treasury Stock pursuant to purchases under its ESPP Plan.  Cash received from purchases through the ESPP Plan during the three and nine months ended September 30, 2012, was approximately $612, and is included within the financing activities section of the consolidated statements of cash flows.  There were no shares purchased during the three and nine months ended September 30, 2011.  The total unrecognized compensation expense related to the ESPP was approximately $203 which is expected to be recognized over the remainder of the offering period.

Treasury Stock

On May 8, 2012, the Company’s Board of Directors authorized a stock repurchase program to purchase up to $25 million of the Company’s outstanding Common Stock.  The duration of the repurchase program is twelve months.  Under the program, the Company may purchase shares of its Common Stock in the open market, through block trades or otherwise at prices deemed appropriate by the Company.  The timing and amount of repurchase transactions under the program will depend on available working capital.  As of September 30, 2012, a total of 688 shares have been purchased under the program for an aggregate purchase price of $13.9 million.  The Company classifies Common Stock repurchased as Treasury Stock on its balance sheet.

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS — UNAUDITED (Continued)

(in thousands, except per share data unless otherwise noted)

7. Legal Matters

The Company is not currently subject to any legal proceedings that could have a material adverse effect on its operations; however, it may from time to time become a party to various legal proceedings arising in the ordinary course of its business.  The Company has asserted several claims against third parties alleging patent infringement. Although due to the inherent uncertainties of litigation, the Company cannot predict the outcome of the actions at this time, the Company continues to pursue its claims and believes that any counterclaims are without merit, and the Company intends to defend all of such counterclaims.

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

Revenues

We generate a substantial portion of our revenues on a per-transaction basis, which is derived from contracts that extend up to 60 months from execution. For the three months ended September 30, 2012 and 2011, we derived approximately 72% and 75%, respectively, of our revenues from transactions processed and subscription arrangements.  The remainder of our revenues was generated by professional services and software licenses.  The current mix of revenue represents lower transaction and subscription revenues than we have historically experienced.  This is a result of professional services associated with a new arrangement with one of our customers.  Our expectations are that the percentage of our transaction revenues will begin to increase moving forward.

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

We currently derive a significant portion of our revenues from one customer, AT&T.  For the three months ended September 30, 2012, AT&T accounted for approximately 46% of our revenues, as compared to 50% for the three months ended September 30, 2011. Our agreement with AT&T was automatically renewed through December of 2013 and will automatically renew each year unless either party notifies the other of its intention not to renew at least sixty days prior to the end of the then-current term. This agreement defines the work activities, transaction pricing, forecasting process, service level agreements and remedies associated with certain services performed by us for AT&T’s ecommerce organization. The agreement provides for AT&T to pay us (i) a monthly hosting fee, (ii) a fee based on the number of transactions processed through our technology platform, (iii) a fee based on manual processing services, and (iv) fees for professional services rendered by us. A copy of this agreement has been previously filed with the Securities & Exchange Commission.  The largest contributor to our revenue outside of AT&T is Verizon, which represented greater than 10% of our revenue for the three months ended September 30, 2012.

Our five largest customers, for the three months ending September 30, 2012 were AT&T, Charter Communications, Time Warner Cable, Verizon and Vodafone which accounted for approximately 78% of our revenues, compared to 85% of our revenues from our five largest customers, AT&T, Level 3, Time Warner Cable, Verizon and Vodafone, for the three months ended September 30, 2011.  See “Risk Factors” for certain matters bearing risks on our future results of operations.

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

Selling, general and administrative expense consists of personnel costs including salaries, sales commissions, sales operations and other personnel-related expense, travel and related expense, trade shows, costs of communications equipment and support services, facilities costs, consulting fees and costs of marketing programs, such as internet and print. General and administrative expense consists primarily of salaries and other personnel-related expense for our executive, administrative, legal, finance and human resources functions, facilities, professional services fees, audit and tax fees and bad debt expense.

Depreciation and amortization relates to our property and equipment and includes our network infrastructure and facilities. Amortization primarily relates to trademarks, customer lists and technology acquired.

Net change in contingent consideration obligation consists of the changes to the fair value estimate of the obligation to the former equity holders which resulted from our acquisitions.  The estimate is based on the weighted probability of achieving certain financial targets and milestones.  The contingent consideration obligations are no longer than 12 months in duration.

Interest expense and other expense consist of interest on our lease financing obligations, foreign currency exchange rate fluctuations and other non-operating expenses.

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

•                  Revenue Recognition and Deferred Revenue

•                  Income Taxes

•                  Goodwill and Impairment of Long-Lived Assets

•                  Stock-Based Compensation

•                  Allowance for Doubtful Accounts

•                  Business Combinations

There were no significant changes in our critical accounting policies and estimates discussed in our Form 10-K during the three and nine months ended September 30, 2012.  Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2011 for a more complete discussion of our critical accounting policies and estimates.

Results of Operations

Three months ended September 30, 2012 compared to the three months ended September 30, 2011

The following table presents an overview of our results of operations for the three months ended September 30, 2012 and 2011.

	Three Months Ended September 30,
	2012		2011		2012 vs 2011
	$	% of Revenue	$	% of Revenue	$ Change	% Change
	(in thousands)
Net revenues	$68,961	100.0%	$59,238	100.0%	$9,723	16.4%

Cost of services*	29,136	42.2%	27,781	46.9%	1,355	4.9%
Research and development	12,645	18.3%	10,879	18.4%	1,766	16.2%
Selling, general and administrative	10,278	14.9%	11,118	18.8%	(840)	(7.6)%
Net change in contingent consideration obligation	(327)	(0.5)%	480	0.8%	(807)	(168.1)%
Depreciation and amortization	6,068	8.8%	3,949	6.7%	2,119	53.7%
	57,800	83.8%	54,207	91.5%	3,593	6.6%

Income from operations	$11,161	16.2%	$5,031	8.5%	$6,130	121.8%

*   Cost of services excludes depreciation and amortization which is shown separately.

Net Revenues. Net revenues increased $9.7 million to $69.0 million for the three months ended September 30, 2012, compared to the same period in 2011.  This increase was due primarily to the expansion of professional services provided to our top five customer relationships.  Transaction and subscription revenues recognized for the three months ended September 30, 2012 and 2011 represented 72% or $49.7 million and 75% or $44.7 million of net revenues, respectively.  Net revenues related to AT&T increased $2.4 million to $32.0 million for the three months ended September 30, 2012 compared to the same period in 2011.  AT&T represented 46% of our revenues for the three months ended September 30, 2012, compared to 50% for the three months ended September 30, 2011.  Net revenues outside of AT&T generated $37.0 million of our revenues during the three months ended September 30, 2012 as compared to $29.7 million during the three months ended September 30, 2011.  Net revenues outside of AT&T represented 54% and 50% of our revenues during the three months ended September 30, 2012 and 2011, respectively.  Professional service revenues as a percentage of sales were 26% or $17.9 million for the three months ended September 30, 2012, compared to 23% or $13.3 million for the three months ended September 30, 2011.  The increase in professional services revenue is primarily due to the expansion of services due to new projects with existing customers.  License revenues as a percentage of sales were 2% or $1.4 million for the three months ended September 30, 2012, compared to 2% or $1.3 million for the three months ended September 30, 2011.  The increase in license revenues is primarily due to additional international offerings.

Expense

Cost of Services.  Cost of services increased $1.4 million to $29.1 million for the three months ended September 30, 2012, compared to the same period in 2011, due primarily to an increase of $1.9 million in telecommunication and facility costs related to the increased call volume and capacity associated with our data facilities. There was an increase of $572 thousand in our personnel related costs due primarily to an increase in headcount as a result of our continued growth in existing and new programs with our current customers.  The increases in cost of services were offset by a decrease of $727 thousand in outside consulting expense, due to our increased productivity and cost saving from changes in our third party exception handling vendors, and a decrease of $499 thousand in stock-based compensation as a result of reduced targets in certain compensation plans and the decreased stock price.  Cost of services as a percentage of revenues decreased to 42.2% for the three months ended September 30, 2012, as compared to 46.9% for the three months ended September 30, 2011 as a result of increases in professional services and highly automated transaction revenues which have higher margins.

Research and Development. Research and development expense increased $1.8 million to $12.6 million for the three months ended September 30, 2012, compared to the same period in 2011, due to headcount increases.  Personnel and related costs increased $2.3 million.  The increase in personnel and related costs was due primarily to an increase in headcount through acquisitions and our continued growth as we further expand the capabilities of our offerings, as well as investing in several early-stage customer deployments.  In addition, there was an increase of $355 thousand in telecommunications and facility costs related to the increase in headcount and the utilization of our expanded resources.  The increases in research and development expense were offset by a decrease of $980 thousand in outside consulting expense, due to our increased headcount resulting in less reliance on third party consultants.  As a result of increased revenues, research and development expense as a percentage of revenues decreased to 18.3% for three months ended September 30, 2012 as compared to 18.4% for the three months ended September 30, 2011.

Selling, General and Administrative. Selling, general and administrative expense decreased $840 thousand to $10.3 million for the three months ended September 30, 2012, compared to the same period in 2011.  We had a decrease of $952 thousand of stock compensation expense as a result of reduced targets in certain compensation plans and the decreased stock price.  Selling, general and administrative expense as a percentage of revenues decreased to 14.9% for the three months ended September 30, 2012, compared to 18.8% for the three months ended September 30, 2011, as a result of higher revenues in the current period.

Net change in contingent consideration obligation. The net change in contingent consideration obligation resulted in a $327 thousand reduction of the contingent consideration obligation for the three months ended September 30, 2012 driven by changes in the fair value estimates related to the weighted probability of achieving revenue and product milestones for the Miyowa Earn-out and SpeechCycle Earn-out.  The $480 thousand of additional expense for the fair value change in the contingent consideration liability for the three months ended September 30, 2011 was due to the change in the estimate of the fair value of the contingent consideration obligation related to the SKS Earn-out, primarily due to changes the forecasted operational efficiencies and the weighted probability of achieving product milestones.

Depreciation and amortization. Depreciation and amortization expense increased $2.1 million to $6.1 million for the three months ended September 30, 2012, compared to the same period in 2011, primarily related to the amortization of our newly acquired intangible assets of Miyowa and SpeechCycle.  There was also an increase in depreciable fixed assets necessary for the continued expansion of our platforms.  Depreciation and amortization expense as a percentage of revenues increased to 8.8% for the three months ended September 30, 2012, as compared to 6.7% for the three months ended September 30, 2011.

Income from Operations. Income from operations increased $6.1 million to $11.2 million for the three months ended September 30, 2012, compared to the same period in 2011.  This was due primarily to increased revenues from professional services and expansion into new programs with our largest customers, improved gross profit margins and the reduction in contingent consideration obligation.  Income from operations as a percentage of revenues increased to 16.2% for the three months ended September 30, 2012, as compared to 8.5% for the three months ended September 30, 2011.

Interest income.  Interest income increased $79 thousand to $295 thousand for the three months ended September 30, 2012, compared to the same period in 2011.  Interest income increased primarily due to a change in the mix of our cash and investment balances to higher yielding investments.

Interest expense.  Interest expense increased $24 thousand to $222 thousand for the three months ended September 30, 2012, compared to the same period in 2011. Interest expense increased related to the facility lease and interest related to uncertain tax positions.

Other expense.  Other expense increased $180 thousand to $207 thousand for the three months ended September 30, 2012, compared to the same period in 2011.  Other expense increased primarily due to changes in foreign currency exchange rate fluctuations.

Income Tax.  We recognized approximately $4.8 million and $1.4 million in related tax expense during the three months ended September 30, 2012 and 2011, respectively.  Our effective tax rate was approximately 43.8% and 28.8% during the three months ended September 30, 2012 and 2011, respectively. We review the expected annual effective income tax rate and make changes on a quarterly basis as necessary based on certain factors such as changes in forecasted annual operating income, changes to the actual and forecasted permanent book-to-tax differences, and changes resulting from the impact of a tax law changes.  For the three months ended September 30, 2012, our effective tax rate was higher than our US federal statutory rate primarily due a shift to increased US profits, which resulted in an increase in the state effective rates.  For the three months ended September 30, 2011, our effective tax rate was lower than our US federal statutory rate primarily due to the increased profits of certain foreign jurisdictions, which have lower tax rates than the US, and the discrete impact of the disqualifying dispositions of incentive stock options.

Nine months ended September 30, 2012 compared to the nine months ended September 30, 2011

The following table presents an overview of our results of operations for the nine months ended September 30, 2012 and 2011.

	Nine Months Ended September 30,
	2012		2011		2012 vs 2011
	$	% of Revenue	$	% of Revenue	$ Change	% Change
	(in thousands)
Net revenues	$200,511	100.0%	$166,933	100.0%	$33,578	20.1%

Cost of services*	84,388	42.1%	78,270	46.9%	6,118	7.8%
Research and development	38,091	19.0%	31,037	18.6%	7,054	22.7%
Selling, general and administrative	31,728	15.8%	31,913	19.1%	(185)	(0.6)%
Net change in contingent consideration obligation	(5,735)	(2.9)%	3,311	2.0%	(9,046)	(273.2)%
Depreciation and amortization	17,201	8.6%	11,029	6.6%	6,172	56.0%
	165,673	82.6%	155,560	93.2%	10,113	6.5%

Income from operations	$34,838	17.4%	$11,373	6.8%	$23,465	206.3%

*    Cost of services excludes depreciation and amortization which is shown separately.

Net Revenues. Net revenues increased $33.6 million to $200.5 million for the nine months ended September 30, 2012, compared to the same period in 2011.  This increase was due primarily to the expansion of professional services provided to our top five customer relationships.  Transaction and subscription revenues recognized for the nine months ended September 30, 2012 and 2011 represented 68% or $136.4 million and 78% or $129.6 million of net revenues, respectively.  The current mix of revenue represents higher professional services revenues than we have historically experienced.  Our expectations are that the percentage of our transaction revenues will begin to increase moving forward as services are completed. Net revenues related to AT&T increased $10.2 million to $94.5 million for the nine months ended September 30, 2012 compared to the same period in 2011.  AT&T represented 47% of our revenues for the nine months ended September 30, 2012, compared to 50% for the nine months ended September 30, 2011.  Net revenues outside of AT&T generated $106.0 million of our revenues during the nine months ended September 30, 2012 as compared to $82.7 million during the nine months ended September 30, 2011.  Net revenues outside of AT&T represented 53% and 50% of our revenues during the nine months ended September 30, 2012 and 2011, respectively.  Professional service revenues as a percentage of sales were 31% or $61.3 million for the nine months ended September 30, 2012, compared to 21% or $35.7 million for the nine months ended September 30, 2011.  The increase in professional services revenue is primarily due to the expansion of services due to new projects with existing customers.  License revenues as a percentage of sales were 1% or $2.8 million for the nine months ended September 30, 2012, compared to 1% or $1.6 million for the nine months ended September 30, 2011.  The increase in license revenues is primarily due to additional international offerings.

Expense

Cost of Services.  Cost of services increased $6.1 million to $84.4 million for the nine months ended September 30, 2012, compared to the same period in 2011, due primarily to an increase of $4.8 million in telecommunication and facility costs related to the increased call volume and capacity associated with our data facilities.  There was an increase of $2.7 million in our personnel related costs, due primarily to an increase in headcount as a result of our continued growth in existing and new programs with our current customers.  There was an increase of $575 thousand for professional services related to third party processing and licensing fees as a result of our Miyowa acquisition.  The increases in cost of services were offset by a decrease of $1.7 million in outside consulting expense, due to our increased productivity and cost saving from changes in our third party exception handling vendors and a decrease of $599 thousand in stock based compensation as a result of reduced targets in certain compensation plans and the decreased stock price.  Cost of services as a percentage of revenues decreased to 42.1% for the nine months ended September 30, 2012, as compared to 46.9% for the nine months ended September 30, 2011 as a result of increases in professional services and highly automated transaction revenues which have higher margins.

Research and Development. Research and development expense increased $7.1 million to $38.1 million for the nine months ended September 30, 2012, compared to the same period in 2011, due to headcount increases.  Personnel and related costs increased $8.2 million and stock-based compensation increased $833 thousand.  The increase in personnel and related costs and stock-based compensation was due primarily to an increase in headcount through acquisitions and our continued growth as we further expand the capabilities of our offerings, as well as investing in several early-stage customer deployments that we believe have the potential to scale.  In addition, there was an increase of $1.1 million in telecommunications and facility costs related to the increase in headcount and the utilization of our expanded resources.  The increases in research and development expense were offset by a decrease of $3.1 million in outside consulting expense, due to our increased headcount resulting in less reliance on third party consultants. Research and development expense as a percentage of revenues increased to 19.0% for the nine months ended September 30, 2012 as compared to 18.6% for the nine months ended September 30, 2011.

Selling, General and Administrative. Selling, general and administrative expense decreased $185 thousand to $31.7 million for the nine months ended September 30, 2012, compared to the same period in 2011.  We had a decrease of $2.0 million in stock compensation expense as a result of reduced targets in certain compensation plans and the decreased stock price and a decrease of $559 thousand in personnel and related costs.  Offsetting the decreases was an increase of $1.1 million in telecommunications and facility costs due to our new larger corporate headquarters and increased locations as a result of our acquisitions, and an increase of $711 thousand for professional services related to accounting and legal costs as a result of our acquisition and patent activity.  Selling, general and administrative expense as a percentage of revenues decreased to 15.8% for the nine months ended September 30, 2012, compared to 19.1% for the nine months ended September 30, 2011, as a result of higher revenues in the current period.

Net change in contingent consideration obligation. The net change in contingent consideration obligation resulted in a $5.7 million reduction of the contingent consideration obligation for the nine months ended September 30, 2012 driven by changes in the fair value estimates related to the weighted probability of achieving revenue and product milestones and operational efficiencies for the SKS Earn-out, Miyowa Earn-out and SpeechCycle Earn-out.  The $3.3 million of additional expense for the fair value change in the contingent consideration liability for the nine months ended September 30, 2011 was primarily due to the change in the estimates of the fair values of the contingent consideration obligations related to the FusionOne Earn-out and SKS Earn-out, primarily due to the changes in our stock price prior to the amendment and settlement of the FusionOne Earn-out on April 29, 2011 and changes to the forecasted operational efficiencies and the weighted probability of achieving product milestones.

Depreciation and amortization. Depreciation and amortization expense increased $6.2 million to $17.2 million for the nine months ended September 30, 2012, compared to the same period in 2011, primarily related to the amortization of our newly acquired intangible assets of Miyowa and SpeechCycle.  There was also an increase in depreciable fixed assets necessary for the continued expansion of our platforms.  Depreciation and amortization expense as a percentage of revenues increased to 8.6% for the nine months ended September 30, 2012, as compared to 6.6% for the nine months ended September 30, 2011.

Income from Operations. Income from operations increased $23.5 million to $34.8 million for the nine months ended September 30, 2012, compared to the same period in 2011.  This was due primarily to increased revenues from professional services and expansion into new programs with our largest customers, improved gross profit margins and the reduction in contingent consideration obligation.  Income from operations as a percentage of revenues increased to 17.4% for the nine months ended September 30, 2012, as compared to 6.8% for the nine months ended September 30, 2011.

Interest income.  Interest income increased $551 thousand to $1.0 million for the nine months ended September 30, 2012, compared to the same period in 2011.  Interest income increased primarily due to a change in the mix of our cash and investment balances to higher yielding investments.

Interest expense.  Interest expense increased $29 thousand to $702 thousand for the nine months ended September 30, 2012, compared to the same period in 2011. Interest expense increased related to the facility lease.

Other income.  Other income increased $446 thousand to $586 thousand for the nine months ended September 30, 2012, compared to the same period in 2011.  Other income increased primarily due to a benefit recognized from refundable R&D tax credits realized in France offset by changes in foreign currency exchange rate fluctuations.

Income Tax.  We recognized approximately $12.1 million and $4.4 million in related tax expense during the nine months ended September 30, 2012 and 2011, respectively.  Our effective tax rate was approximately 33.9% and 38.8% during the nine months ended September 30, 2012 and 2011, respectively. We review the expected annual effective income tax rate and make changes on a quarterly basis as necessary based on certain factors such as changes in forecasted annual operating income, changes to the actual and forecasted permanent book-to-tax differences, and changes resulting from the impact of a tax law changes.  For the nine months ended September 30, 2012, our effective tax rate was lower than our US federal statutory rate primarily due to the favorable tax impact of the fair market value adjustment for the contingent consideration obligation related to the Miyowa, SKS, and SpeechCycle equity holders, and increased profits of certain foreign jurisdictions, which have lower tax rates than the US, partially offset by the effect of state income taxes.  For the nine months ended September 30, 2011, our effective tax rate was higher than our US federal statutory rate primarily due to the unfavorable tax impact of the fair market value adjustment for the contingent consideration obligation related to the FusionOne Earn-out for the FusionOne equity holders offset by increased profits of certain foreign jurisdictions, which have lower tax rates than the US, and the discrete impact of the disqualifying dispositions of incentive stock options.

Liquidity and Capital Resources

Our principal source of liquidity has been cash provided by operations. Our cash, cash equivalents and marketable securities balance was $132.6 million at September 30, 2012, a decrease of $20.0 million as compared to the balance at December 31, 2011.  During the nine months ended September 30, 2012, cash used for the acquisition of SpeechCycle, the settlement of contingent consideration obligations, the repurchase of our Common Stock, and the purchase of fixed assets was offset by cash generated from operations and the exercise of stock options.  We anticipate that our principal uses of cash in the future will be to fund the expansion of our business through both organic growth as well as possible acquisition activities and the expansion of our customer base internationally.  Uses of cash will also include facility and technology expansion, capital expenditures and working capital.

Discussion of Cash Flows

Cash flows from operations. Net cash provided by operating activities for the nine months ended September 30, 2012 was $34.8 million, as compared to $27.9 million cash provided for the nine months ended September 30, 2011.  The increase in net cash provided by operating activities for the nine months ended September 30, 2012 of $6.9 million as compared to 2011 is primarily due to an increase for personnel related expenditures and outside consultants. We also made cash payments related to contingent consideration obligations, taxes and leased facilities.

Cash flows from investing.  Net cash used in investing activities for the nine months ended September 30, 2012 was $49.5 million, as compared to $52.0 million for the nine months ended September 30, 2011.  The decrease in net cash used in investing activities for the nine months ended September 30, 2012 of $2.5 million as compared to 2011 is primarily due to fewer purchases of marketable securities offset by the purchase of SpeechCycle and the increased purchases of property and equipment related to our continued investments in our global information technology and business systems infrastructure.

Cash flows from financing.  Net cash used in financing activities for the nine months ended September 30, 2012 was $2.3 million, as compared to $7.5 million for the nine months ended September 30, 2011.  The decrease in net cash used in financing activities for the nine months ended September 30, 2012 of $5.2 million as compared to 2011 is primarily due to a decrease of $6.0 million in payments for contingent consideration and a decrease of $6.1 million in the repurchase of common stock, offset by a $6.8 million decrease in proceeds from the exercise of stock options.

We believe that our existing cash and cash equivalents and cash generated from our existing operations will be sufficient to fund our operations for the next twelve months.

Effect of Inflation

Although inflation generally affects us by increasing our cost of labor and equipment, we do not believe that inflation has had any material effect on our results of operations for the nine months ended September 30, 2012 and 2011.

Impact of Recently Issued Accounting Standards

During the nine-month period ended September 30, 2012, we adopted amendments to disclosure requirements for common fair value measurement. These amendments result in common definition of fair value and common requirements for measurement of and disclosure requirements between U.S. GAAP and IFRS. Consequently, the amendments change some fair value measurement principles and disclosure requirements. The implementation of this amended accounting guidance has not had a material impact on our consolidated financial statements or disclosures.

During the nine-month period ended September 30, 2012, we adopted amendments to disclosure requirements for presentation of comprehensive income. This guidance requires presentation of total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  For purposes of the interim financial statements, we included total comprehensive income on the face of the income statement.

During the nine-month period ended September 30, 2012, we adopted amendments to simplify how entities test goodwill for impairment. These amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The implementation of this amended accounting guidance has not had a material impact on our consolidated financial statements or disclosures.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2012 and December 31, 2011.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2012.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of September 30, 2012, the end of the period covered by this quarterly report, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

PART II — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are not currently subject to any legal proceedings that could have a material adverse effect on our operations; however, we may from time to time become a party to various legal proceedings arising in the ordinary course of our business. For instance, On August 26, 2011, we filed a complaint in the United States District Court for the District of New Jersey (Civ Act. No. 11-4947 (FLW/LHG) against NewBay Software, Inc. and NewBay Software, Ltd. (collectively, “NewBay”), claiming that NewBay has infringed, and continues to infringe, several of our patents. On November 28, 2011, NewBay filed an answer to our complaint and asserted certain counterclaims that our patents at issue are invalid. In addition, on October 4, 2011, we filed a complaint in the United States District Court for the District of New Jersey (Civ Act. No. 3:11-cv-05811 FLW-TJB) against Assurion, Inc. (“Assurion”), claiming that Assurion has infringed, and continues to infringe, several of our patents. On February 3, 2012, Assurion filed an answer to our complaint and asserted certain counterclaims that our patents at issue are invalid. In addition, on November 21, 2011, we filed an amended complaint in the United States District Court for the District of New Jersey (Civ Act. No. 3:11-cv-06713) against OnMobile Global Limited, VoxMobili, Inc. and VolMobili, S.A. (“collectively, VoxMobili”), claiming that VoxMobili has infringed, and continues to infringe, several of our patents. On April 2, 2012, VoxMobili filed an answer to our complaint and asserted certain counterclaims that our patents at issue are invalid.  Although due to the inherent uncertainties of litigation, we cannot predict the outcome of the actions at this time, we continue to pursue our claims and believe that the NewBay, VoxMobili and Assurion counterclaims are without merit, and we intend to defend all of such counterclaims.

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

November 7, 2012