Form 10-K
period 2012-12-31
SYNCHRONOSS TECHNOLOGIES INC
filed 2013-02-21
CIK 1131554

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 000-52049

SYNCHRONOSS TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	06-1594540 (IRS Employer Identification No.)
200 Crossing Boulevard, 8th Floor, Bridgewater, New Jersey 08807 (Address of principal executive offices, including ZIP code)

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

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"). Yes ☐    No ☒

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          The aggregate market value of the common stock held by non-affiliates of the Registrant as of June 30, 2012, based upon the closing price of the common stock as reported by The NASDAQ Stock Market on such date was approximately $414 million. Shares of common stock held by each executive officer, director and stockholders known by the Registrant to own 10% or more of the outstanding stock based on public filings and other information known to the Registrant have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

          As of February 11, 2013, a total of 38,860,686 shares of the Registrant's common stock were outstanding.

          The exhibit index as required by Item 601(a) of Regulation S-K is included in Item 15 of Part IV of this report on Form 10-K.

DOCUMENTS INCORPORATED BY REFERENCE

          Information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference to portions of the Registrant's definitive Proxy Statement for its 2013 Annual Meeting of Stockholders (the "Proxy Statement"), which is to be filed pursuant to Regulation 14A within 120 days after the end of the Registrant's fiscal year ended December 31, 2012. Except as expressly incorporated by reference, the Proxy Statement shall not be deemed to be a part of this report on Form 10-K.

 SYNCHRONOSS TECHNOLOGIES, INC.

FORM 10-K
DECEMBER 31, 2012

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

General

        We are a mobile innovation company that provides software-based activation and personal cloud solutions for connected devices across the globe. Such transactions include device and service procurement, provisioning, activation, support, intelligent connectivity management and content synchronization, back-up and sharing that enable communications service providers (CSPs), cable operators/multi-services operators (MSOs), original equipment manufacturers (OEMs) with embedded connectivity (e.g. smartphones, laptops, tablets and mobile Internet devices, among others), e-Tailers/retailers and other customers to accelerate and monetize their go-to-market strategies for connected devices. This includes automating subscriber activation, order management, upgrades, service provisioning and connectivity and content management from any channel (e.g., e-commerce, telesales, enterprise, indirect and other retail outlets, etc.) to any communication service (e.g., wireless (3G, (EV-DO and HSPA), 4G, (LTE and WiMAX)), Wi-Fi, high speed access, local access, IPTV, cable, satellite TV, etc.) across any connected device type and content transfer, synchronize and share. Our global solutions touch all aspects of connected devices on the mobile Internet.

        Our Activation Services and Personal Cloud platforms provide end-to-end seamless integration between customer-facing channels/applications, communication services, or devices and "back-office" infrastructure-related systems and processes. Our customers rely on our solutions and technology to automate the process of activation and content management for their customers' devices while delivering additional communication services. Our platforms also support automated customer care processes through use of accurate and effective speech processing technology and enable our customers to offer their subscribers the ability to store in the Cloud their personal content and data which resides on their connected mobile devices, such as personal computers, smartphones and tablets. Our platforms are designed to be carrier-grade, high availability, flexible and scalable to enable multiple converged communication services to be managed across multiple distribution channels, including e-commerce, m-commerce, telesales, customer stores, indirect and other retail outlets, etc., allowing us to meet the rapidly changing and converging services and connected devices offered by our customers. We enable our customers to acquire, retain and service subscribers quickly, reliably and cost-effectively by enabling back-up, synchronization and sharing of subscriber content. Through the use of our platforms, our customers can simplify the processes associated with managing the customer experience for procuring, activating, connecting, synchronizing and social media sharing connected devices and services. The extensibility, scalability and relevance of our platforms enable new revenue streams and retention opportunities for our customers through new subscriber acquisitions, sale of new devices, accessories and new value-added service offerings in the Cloud, while optimizing their cost of operations and enhancing customer experience.

        We currently operate in and market our solutions and services directly through our sales organizations in North America, Europe and Asia-Pacific.

        Our industry-leading customers include Tier 1 service providers such as AT&T Inc., Verizon Wireless, Telefonica, Orange and Vodafone, Tier 1 cable operators/MSOs like Cablevision, Comcast, and Time Warner Cable and large OEMs/e-Tailers such as Apple, Microsoft, Dell and Sony. These customers utilize our platforms, technology and services to service both consumer and business customers.

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

Synchronoss' Platforms

        Our Activation Services and Personal Cloud platforms provide highly scalable automated on-demand, end-to-end order processing, transaction management, service provisioning, device activation, intelligent connectivity and content transfer, synchronization and social media sharing through multiple channels including e-commerce, m-commerce, telesales, enterprise, indirect, and retail outlets. Our global platforms are designed to be flexible and scalable across a wide range of existing communication services and connected devices, while offering a best-in-class experience for our customers. The extensible nature of our platforms enables our customers to rapidly respond to the ever changing and competitive nature of the telecommunications marketplace.

        Our Activation Services platform orchestrates the complex and different back-end systems of communication service providers to provide a best-in-class ordering system by orchestrating the workflow and consolidated automated customer care services. This allows CSPs using our platform to realize the full benefits of their offerings and analyze customer buying behavior. The platform also supports, among other automated transaction areas, credit card billing, inventory management, and trouble ticketing. In addition to this, the platform supports the physical transactions involved in customer activation and service such as managing access service requests, local service requests, local number portability, and directory listings.

        Our Personal Cloud platform extends features from our core platform into more transaction areas required to enable subscriber management for connected devices including directly on the device itself. In addition, our Personal Cloud platform is specifically designed to support connected devices, such as smartphones, mobile Internet devices (MIDS), laptops, tablets and wirelessly enabled consumer electronics such as cameras, tablets, e-readers, personal navigation devices, and global positioning system (GPS) enabled devices.

        Our Personal Cloud platform is designed to deliver an operator-branded experience for subscribers to backup, restore, synchronize and share their personal content across smartphones, tablets, computers and other connected devices from anywhere at any time. A key element of our Personal Cloud platform is that it extends a carrier's or OEM's visibility and reach into all aspects of a subscriber's use of a connected device. It introduces the notion of Connect-Sync-Activate for all devices. Through our

Activation Services platform, a device is activated through a variety of different channels; once activated, our solution enables the device to be connected to the best available network by enforcing policies that are managed from the Cloud by a carrier. Once connected, most users of mobile devices avail themselves of content synchronization from the Cloud using policies that are appropriate and applicable to each specific device.

        In addition to handling large volumes of customer transactions quickly and efficiently, our platforms are designed to recognize, isolate and address transactions when there is insufficient information or other erroneous process elements. This knowledge enables us to adapt our solutions to automate a higher percentage of transactions over time, further improving the value of our solutions to our customers. Our platforms also offer a centralized reporting platform that provides intelligent, real-time analytics around the entire workflow related to any transaction. This reporting allows our customers to appropriately identify buying behaviors and trends, define their subscriber segments and pin-point areas where their business is changing or could be improved. These analytics enable our customers to upsell new and additional products and services in a targeted fashion that help increase their consumption of our product offerings. The automation and ease of integration of our platforms are designed to enable our customers to lower the cost of new subscriber acquisitions, enhance the accuracy and reliability of customer transactions thus reducing the inbound service call volumes, and responding rapidly to competitive market conditions to create new revenue streams. Our platforms offer flexible, scalable, extensible and relevant solutions backed by service level agreements (SLAs) and exception handling.

        Our platforms manage transactions relating to a wide range of existing communications and digital content services across our customers. For example, we enable wireless providers to conduct business-to-consumer, or B2C, business-to-business, or B2B, enterprise and indirect channel (i.e.: resellers/dealers) transactions. The capabilities of our platforms are designed to provide our customers with the opportunity to improve operational performance and efficiencies, dynamically identify new revenue opportunities and rapidly deploy new services. They are also designed to provide customers the opportunity to improve performance and efficiencies for activation, content migration and connectivity management for connected devices.

        Our platforms are designed to be:

          Carrier Grade:    We designed our platforms to handle high-volume transactions from carriers (such as launch of the new iPhone 5) rapidly and efficiently, with virtually no down-time. Our platforms are also capable of simultaneously handling millions of device content related transactions on a daily basis to ensure that personal content on all subscriber devices stays fresh and synchronized with the Cloud.

          Highly Automated:    We designed our platforms to eliminate manual processes and to automate otherwise labor-intensive tasks, thus improving operating efficiencies and order accuracy, and reducing costs. By tracking every order and identifying those that are not provisioned properly, our platforms are designed to substantially reduce the need for manual intervention and reduce unnecessary customer service center calls. The technology of our platforms automatically guides a customer's request for service through the entire series of required steps.

          Predictable and Reliable:    We are committed to providing high-quality, dependable services to our customers. To ensure reliability, system uptime and other service offerings, our transaction management is guaranteed through SLAs. Our platforms offer a complete customer management solution, including exception handling, which we believe is one of the main factors that differentiates us from our competitors. In performing exception handling, our platforms recognize and isolate transaction orders that are not configured to specifications, process them in a timely manner and communicate these orders back to our customers, thereby improving efficiency and reducing backlog. If manual intervention is required, our exception handling services are performed internally as well as outsourced to centers located in Canada and the United States and, where applicable, to other cost-effective geographies. Additionally, our database is designed to preserve data integrity while ensuring fast, efficient, transaction-oriented data retrieval methods.

          Seamless:    Our platforms integrate information across our customers' entire operation, including subscriber information, order information, delivery status, installation scheduling and content stored on the device to allow for the seamless activation and content transfer during the device purchase flow. Through our platforms, the device is automatically activated and consumer's content is available for use via the Cloud, ensuring continuity of service and reducing subscriber churn propensity. CSPs and e-Tailers/retailers can bundle additional applications during retail phone purchases, and also provide live updates to support new features and new devices. We have built our platforms using an open design with fully-documented software interfaces, commonly referred to as application programming interfaces, or APIs. Our APIs enable our customers, strategic partners and other third parties to integrate our platforms with other software applications and to build best-in-class Cloud-based applications incorporating third-party or customer-designed capabilities. Through our open design and alliance program, we believe we provide our customers with superior solutions that combine our technology with best-of-breed applications with the efficiency and cost-effectiveness of commercial, packaged interfaces.

          Scalable:    Our platforms are designed to process expanding transaction volumes reliably and cost effectively. While our transaction volume has increased rapidly since our inception, we anticipate substantial future growth in transaction volumes, and we believe our platforms are capable of scaling their output commensurately, requiring principally routine computer hardware and software updates. Our synchronization and activation platforms routinely support our customers' transactions at the highest level of demands when needed with our current production deployments. We continue to see the number of transactions for connected devices, such as smartphones, mobile Internet devices (MIDS), laptops, tablets and wirelessly enabled consumer electronics such as cameras, tablets, e-readers, personal navigation devices, global positioning system (GPS) enabled devices, and other connected consumer electronics, to be one of the fastest growing transaction types across all our platforms, products and services. Our Personal Cloud solution is deployed across more than 50 million devices, managing 10 billion entities in the Cloud and performing more than 7 million synchronizations per day across all of our customers.

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

          Efficient:    Our platforms' capabilities provide what we believe to be a more cost-effective, efficient and productive approach to enabling new activations across services and channels. Our solutions allow our customers to reduce overhead costs associated with building and operating their own customer transaction management infrastructure. With automated activation and consolidated fall out customer service, our e-commerce platforms consolidate customer service fall out, which we believe dramatically reduces our customers' subscriber acquisition/retention costs in addition to operating expenses for training and staffing costs. We also provide our customers with the information and tools intended to more efficiently manage marketing and operational aspects of their business, as well as business intelligence required to do targeted up-selling of their products and services.

          Quick Concept to Market Delivery:    The automation and ease of integration of our on-demand platform allow our customers to accelerate the deployment of their services and new service offerings by shortening the time between a subscriber's order and the provisioning of service or activation and enabling of a connected device(s).

          Extensible and Relevant:    Our customers operate in dynamic and fast paced industries. Our platforms and solutions are built in a modular fashion, thereby conducive to be extended dynamically and enabling our customers to offer solutions that are relevant to current market situations, with the goal of providing them with the competitive edge required for them to be successful. The platforms are also designed to be highly customizable to each carrier's specific back end systems as well as branding requirements

        Designed to integrate with back-office systems, our platforms allow work to flow electronically across our customers' organizations while providing ready access to performance and resource usage information in providing activation and subscriber management.

        Our platforms are comprised of several distinct modules, each providing solutions to what we believe to be the most common and critical needs of our customers as follows:

  PerformancePartner® Portal

        Our PerformancePartner® portal is a graphical user interface that allows entry of transaction data into the gateway. Through the PerformancePartner® portal, customers can set up accounts, renew contracts and update and submit new transactions for transaction management processing.

  Gateway Manager

        Our Gateway Manager provides the capability to fulfill multiple types of transactions. These gateways are the engines that support our customers' front-end portals, handling hundreds of thousands of activation transactions on a monthly basis. Our gateways deliver a flexible architecture, supporting seamless entry and rapid time to market. In addition, these gateways contain business rules to interact with the customers' back-office and third-party trading partners.

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

  •
  Exception handling management

  •
  Order view availability during each stage of the transactional process

  •
  Uniform look and integrated experience.

        By streamlining all procurement processes from pre-order through service activation and billing, our WorkFlow Manager reduces many cost and time impediments that often delay our customers' process of delivering products and services to end-users.

  Visibility Manager

        Our Visibility Manager provides historical trending and mobile reporting to our customers, supports best business practices and processes, and allows our customers to monitor daily metrics to determine whether process objectives are being met or exceeded. The Visibility Manager offers:

  •
  A centralized reporting platform that provides intelligent analytics around the entire workflow

  •
  Transaction management information

  •
  Historical trending

  •
  Mobile reporting for key users to receive critical transaction data on mobile devices.

  Content Synchronization Portal

        Our Content Synchronization Portal facilitates seamless content migration across devices from different platforms. Our Content Synchronization Portal (i) protects consumer content in the Cloud that is accessible from a customer branded site, (ii) provides comprehensive integration with customer Web presence including single sign on and CSR administrative access and (iii) provides flexible APIs that provide synchronization of content across a customer's disparate services (e.g. providing a centralized address book solution for the carrier's chosen GPS application, TXT messaging, video conferencing, and other services).

  Device Client

        Our Device Client provides smart connectivity for seamless activation, connection management, and content migration and synchronization. The Device Client offers customization for customer brand requirements and availability across major device operating system platforms for feature phones, smartphones, computers, and tablets.

  Voice Care and SmartCare

        Our Voice Care and SmartCare on-device and in-cloud solutions are highly accurate and effective, and specialized towards automating customer care needs on carriers' services. These solutions enable a touch-talk or type interface on subscriber devices, capture the voice requests, and fetch the appropriate solutions after performing a semantic matching of the request with the Cloud.

Demand Drivers for Our Business

        Our products and services are capable of managing a wide variety of transactions across multiple customer delivery channels and services, which we believe enables us to benefit from increased growth, complexity and technological change in the communications technology industry. As the communications technology industry evolves, new access networks, connected devices and applications with multiple services and modes are emerging. This proliferation of services and advancement of technologies, combined with their bundling, are accelerating subscriber growth, significantly expanding the types and volume of rich content accessed and stored by consumers, and increasing the number of transactions between our customers and their subscribers. In addition to this dynamic, we believe our core electronic transaction management business is further being driven by the following factors:

  •
  A proliferation of connected devices led by a) new and richer operating systems that challenge the status quo, b) increasing connected devices adoption, c) broadband networks experiencing critical mass and d) enhanced Cloud computing enabling access to rich content

  •
  Wireless ecosystem undergoing a paradigm shift in its buying patterns

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

        We see the following drivers behind this development:

        New and Richer Operating Systems:    In many ways, new device operating systems like the iOS for the iPhone/iTouch/iPad portfolio, the Android produced by Google, Windows® Phone 7, BlackBerry OS for the BlackBerry portfolio and Sony Playstation phone and next generation PSP for mobile connected gaming have accelerated the adoption and usage of smartphones. Additionally, touchscreen based operating systems have been extended to tablets and many analysts believe there will be a surge in tablets. For example, in the latest forecast update of the Worldwide Quarterly Media Tablet and eReader Tracker, IDC revised upward its 2013 forecast number from 137.4 million units to 142.8 million units and estimated that by 2016 worldwide shipments should reach 222.1 million units.

        Increasing Mobile Adoption in Developed Countries:    Mobile broadband subscriptions are expected to top 2 billion in 2013 and forecasted to reach 5 billion by 2017. In the same timeframe, smartphones are expected to reach 1.2 billion and 3.1 billion, respectively. As operators address this mobile adoption and the subsequent slowing in top line growth, they become receptive to new types of devices that leverage the existing infrastructure (i.e.: connected netbooks, e-readers, etc.) and encourage their customers to have more than one wireless device. In addition, the International Telecommunication Union ("ITU") reported that the level of mobile subscriptions in the developed world has reached its saturation point, with at least one cell phone subscription per person. Thus, ITU expects that greater market growth will be driven by demand in developing countries, led by rapid mobile adoption in China and India, the world's most populous nations.

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

        Continued Growth of the Online Channel for the Communications Space:    Cloud-based commerce provides our customers with the opportunity to cost-effectively gain new subscribers, provide service and interact more effectively. Specifically, we estimate that the cost per gross add (CPGA) for a customer obtained via e-commerce can be up to 50% less than those obtained via traditional means. With the dramatic increase in Internet usage and desire to directly connect with end users over the course of the customer lifecycle, service providers are increasingly focusing on e-commerce as a channel for customer acquisition and delivery of ongoing services. According to industry research firm Forrester, online sales will grow from 7% of overall retail sales to close to 9% by 2016 and that they expect consumers will spend $327 billion online annually by 2016. As online channels continue to experience growth, we expect that there will be an increasing need to automate the activation and provisioning process of mobile devices, and provide a best-in-class customer experience over the Internet.

        Consolidation of e-Tailers/retailers focused in the Communications Space:    Phones and connected devices have become sought after consumer items. Retailer channels will take marketing efforts to another level to drive demand. Automated systems that are efficient and easy to use for retail sales representatives will be important to lower training and staffing costs and improve in-store experience. We believe that this channel represents as much as 10% growth for some leading CSPs today. Furthermore, this channel has demonstrated considerable innovation as these e-Tailers/retailers attempt to launch emerging devices (e.g., Amazon's Kindle).

        As these constituents of the wireless ecosystem continue to advance their strategies and grow their presence in the connected devices marketplace, we believe they will require further support to automate the activation/provisioning of their new customers and to assist with the management of their existing customers.

        Expansion of Communication Service Bundles:    With subscribers expecting CSPs to offer all services under one contract, communications companies continue the development of bundled style offerings of their available services. In this environment, more CSPs are utilizing an array of communication delivery technologies to become all-in-one providers of communication services. For example, MSOs are increasingly creating true quad-play's (i.e., voice, video, high speed data and wireless) with the creation, acquisition and/or development of their own wireless networks. As wireless technology proliferates further into the consumer device market, we believe we will see an emergence of service bundling that surpasses the traditional perception of a quad-play, where the wireless component will encompass an added array of wireless enabled devices. As quad-play offerings gain more traction and service bundles begin encompassing emerging devices and technologies, we believe that the level of complexity in seamlessly delivering these services will increase significantly and that CSPs will need transaction management systems that can effectively handle those delivery challenges. According to Strategy Analytics, by 2016 13% of U.S. households will take a "Quad Play" service—a bundled offering of fixed voice, broadband, television and mobile devices. Additionally, Strategy Analytics sees high growth opportunities for multiplay bundling in China, Italy, and Austria, each expected to double the percentage of multi-play homes by 2016.

        Smartphone Sales and Diversification:    Smartphone sales are increasing exponentially each year and, according to IDC, are expected to grow from 662 million in 2013 to 977 million in 2016. IDC Forecasts also indicate that by 2015 the smartphone market share will be well diversified with Android leading the market followed by iOS and Windows. With increasingly large amounts of content being created and stored in the smartphones and tablets, the number of Cloud storage subscriptions are forecasted to exceed 1.2 billion by 2017, according to the Yankee Group. In addition, Yankee Group also predicts that by 2015 the number of other connected consumer devices will exceed 5 billion. These smartphones, tablets and other connected devices have a need to store, synchronize and share content across multiple devices which drive the need for personal cloud solutions in the market-place.

        Pressure on Customers to Improve Efficiency while Delivering a Superior Subscriber Experience:    Increased competition, recessionary markets, and the cost of network capacity have placed significant pressure on our customers to reduce costs and increase revenues. At the same time, due to deregulation, the emergence of new network technologies and the proliferation of services, the complexity of back-office operations has increased significantly. Customers with multiple back-end systems are looking for ways to help their systems interoperate for a better customer experience. In addition, customers are moving to automated provisioning systems to enable them to more easily purchase, upgrade or add new features, application and content. As a result, we believe customers are looking for ways to offer new communications services more rapidly and efficiently to existing and new customers. Increased competition and demand for superior subscriber experience have placed significant pressure on our customers to improve customer-centric processes. CSPs are increasingly turning to transaction-based, cost effective, scalable and automated third-party solutions that can offer guaranteed levels of service delivery.

        Growth in On-Demand Delivery Model:    Our on-demand business model enables delivery of our proprietary solutions over the Internet as a service. As such, customers do not have to make large and potentially risky upfront investments in software, additional hardware, extensive implementation services and additional IT staff.

        Services, Networks and Device Complexity:    The wireless industry is changing. CSPs are moving away from unlimited data plans, networks are becoming multi-layered with varying levels of complexity and devices are becoming more feature rich and capable, driving bandwidth consuming traffic over the networks. We believe all of these require CSPs and OEMs to be more creative in the services they offer, requiring an increased need for automation in device integration certification and activation. This will require complex policy based device and network management. Certain functions of our platforms can help address these needs.

Our Growth Strategy

        Our growth strategy is to establish our platforms as the de-facto industry standard for CSPs, MSOs, OEMs, and e-Tailers/retailers while investing in extensions of our product and services portfolio. We will continue to focus our technology and development efforts around improving functionality, helping customers drive higher ARPU and subscriber retention, embracing alternative channels and allowing more capabilities for ordering bundled applications and content offerings across these same complex and advanced networks.

        Key elements of this strategy are:

          Continue to Expand our Product Portfolio and offer more of them to Communication Service Providers.    Given the explosive growth of connected mobile broadband devices and the increasing need to back-up, restore and share content across those devices, our objective is to play a vital role in monetizing those devices with our connect-sync-activate strategy. Methods of monetization may include licenses per device, maintenance fees, professional service fees, active user fees as well as data storage fees. By acquiring Newbay Software, Limited, we believe we will be able to expand functionalities in our Personal Cloud platform and provide a more robust solution to our customers. Once our Personal Cloud solution deployment reaches critical mass, we believe we will be able to integrate the solution with other potential revenue generating offers from service providers and other customers.

          Continue our Expansion into Original Equipment Manufacturers (OEMs).    As OEMs further expand their footprint into the "direct to consumer" model, they will need to develop robust yet nimble capabilities to support and differentiate their ordering/activation experience. As new types of connected devices are deployed, we expect to work with our customers, such as Microsoft, Dell, and Apple to enable our technology to support a "plug and play" approach to end users wishing to purchase new advanced devices and services being offered by these customers.

          Broaden Customer Base and Expand Offering to Existing Customers.    As our existing customers continue to expand into new distribution channels, such as the rapidly growing e-commerce channels, they will likely need to support new types of transactions that are managed by our platforms. In addition, we believe our customers will require new transaction management solutions as they expand their subscriber customer base, which will provide us with opportunities to drive increasing amounts of volume over our platforms. Many customers purchase multiple services from us, and we believe we are well positioned to cross-sell additional services to customers who do not currently purchase our full services portfolio. The expansion of our relationship with AT&T, Vodafone, Verizon and other customers highlight further penetration of existing customers as well as the development of a major growth initiative in consumer digital convergence.

          Expand Into New Geographic Markets.    Although the majority of our revenue has traditionally been generated in North America, we continue to expand globally. Today, we have several instances of our platforms deployed in Europe and new customer engagements with a variety of carriers in Europe, including Vodafone and Telefonica, to support their customers. In addition, our recent acquisitions of Miyowa SA, SpeechCycle, Inc., Spatial Systems Nominees PTY Limited and Newbay Software Limited have helped expand our operations and customer engagements in Europe and the Asia-Pacific region. We believe that the growth of connected devices will further drive opportunities to penetrate new geographic markets within the coming years. Asia/Pacific and Latin America are of particular interest, as these markets experience similar trends to those that have driven growth in North America.

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

          Expand through Strategic Partnerships or Acquisitions.    We are in the process of integrating our various acquisitions and we will continue to assimilate the synergies and efficiencies that these acquisitions may afford us. As we explore additional new opportunities, we continue to look for strategic partnership or acquisition candidates that may enable us to enter new markets or enhance our offerings.

          Leverage and Enforce our Intellectual Property.    We have a significant repository of granted and filed IP, and we expect to use this as a differentiator of our products and services in the marketplace.

Customers

        Our industry-leading customers include Tier 1 service providers such as AT&T Inc., Verizon Wireless, Telefonica, Orange and Vodafone, Tier 1 cable operators/MSOs like Cablevision, Comcast, and Time Warner Cable and large OEMs/e-Tailers such as Apple, Microsoft, Dell and Sony. These customers utilize our platforms, technology and services to service both consumer and business customers.

        We maintain strong and collaborative relationships with our customers, which we believe to be one of our core competencies and critical to our success. We are generally the only provider of the services we offer to our customers. Contracts extend up to 60 months from execution and include minimum transaction or revenue commitments from our customers. All of our significant customers may terminate their contracts for convenience upon written notice and in many cases payment of contractual penalties. Contract penalties received by us were immaterial to our Statements of Income for the years ended December 31, 2012, 2011, and 2010. We have a long-standing relationship with AT&T, dating back to January 2001 when we began providing service to AT&T Wireless, which was subsequently acquired by Cingular Wireless. Through the merger of AT&T with BellSouth, Cingular Wireless was integrated into AT&T. We are the primary provider of e-commerce transaction management solutions to AT&T's e-commerce channels. Our agreement with AT&T was automatically renewed through December 2013 and will automatically renew each year unless either party notifies the other of its intention not to renew at least sixty days prior to the end of the then-current term. This agreement defines the work activities, transaction pricing, forecasting process, service level agreements and remedies associated with certain services performed by us for AT&T's e-commerce organizations. The agreement provides for AT&T to pay us (i) monthly hosting fees, (ii) fees based on the number of transactions processed through our technology platform, (iii) fees based on manual processing services, and (iv) fees for professional services rendered by us. For 2012, we received 46% of our revenues from AT&T, compared to 51% of our revenues in 2011. Verizon Wireless is the only other customer that accounted for more than 10% of our revenues in 2012.

Sales and Marketing

  Sales

        We market and sell our services primarily through a direct sales force and through our strategic partners. To date, we have concentrated our sales efforts on a range of CSPs, OEMs, and e-Tailers/retailers both domestically and internationally. Typically our sales process involves an initial consultative process that allows our customers to better assess the operating and capital expenditure benefits associated with an optimal activation, provisioning, and Cloud-based content management architecture. Our sales teams are well trained in our Activation Services and Personal Cloud platforms and on the market trends and conditions that our current and potential customers are facing. This enables them to easily identify and qualify opportunities that are appropriate for our platform deployments to benefit these customers. Following each sale, we assign account managers to provide ongoing support and to identify additional sales opportunities. We generate leads from contacts made through trade-shows, seminars, conferences, events, market research, our Web site, customers, strategic partners and our ongoing public relations program.

  Marketing

        We focus our marketing efforts on supporting new product initiatives, creating awareness of our services and generating new sales opportunities. We base our product management strategy on analysis of market requirements, customer needs, industry direction, competitive offerings and projected customer cost savings and revenue opportunities. Our team is active in numerous technology and industry forums and regularly gets invited to speak at tradeshows such as the Consumer Electronics Show (CES), Cellular Telecommunications Industry Association (CTIA), GSM Association- Mobile World Congress, Wireless Future Forward Series, Wireless Influencers' Forum, and National Cable & Telecommunications Association (NCTA), in which we also demonstrate our solutions. In addition, through our product marketing and marketing communications functions, we also have an active public relations program and maintain relationships with recognized trade media and industry analysts such as International Data Corporation (IDC), Gartner Inc., Forrester Research, Inc., Frost & Sullivan and Yankee Group. We also manage and maintain our Web site, blog, social media profiles on LinkedIn and Twitter, utilize search engine optimization (SEO) and search engine marketing (SEM), publish product related content and educational white papers, and conduct seminars and user group meetings. Finally, we also actively sponsor technology-related conferences and demonstrate our solutions at trade-shows targeted at providers of communications services.

Operations and Technology

        We leverage common proprietary information technology platforms to deliver carrier grade services to our customers across communication and digital convergence market segments. Constructed using a combination of internally developed and licensed technologies, our platforms integrate our order management, gateway, workflow, Cloud-based content management, and reporting into a unified system. The platforms are secure foundations on which to build and offer additional services and maximize performance, scalability and reliability.

  Exception Handling Services

        We differentiate our services from both the internal and competitive offerings by handling exceptions through our technology and human touch solutions, a substantial portion of which are provided by third-party vendors. Our business process engineers optimize each workflow; however, there are exceptions and we handle these with the goal of ensuring the highest quality customer experience at the lowest cost. Our exception handling services deal with the customer communication touch points including provisioning orders, inbound calls, automated interactive voice responses (e.g., order status, address changes), Web forums, inbound and outbound email, proactive outbound calls (e.g., out of stock, backorders, exceptions) and self-correct order tools. These services are continuously reviewed for improved workflow and automation. We use third-party vendors in providing exception handling services, each of whom provide services under automatically renewable contracts. We believe our unique exception handling services help reduce the cost of each transaction by driving more automation, over time, into a better and more cost effective way to manage our customers' subscriber experiences.

  Locations

        Our locations are distributed across various time zones in the United States, Asia and Europe to help us serve our customers in a timely manner. Through our various acquisitions, in 2012 we added locations in Dublin, Ireland, Melbourne, Australia and Denver, Colorado. We believe these diverse locations afford us access to key talent in all major markets in the U.S. and around the globe.

  Data Center Facilities

        We have data center facilities in Bethlehem, Pennsylvania, Bangalore, India, and Tucson, Arizona. These facilities are currently expected to support our growth objectives. These secure facilities house all customer-facing, production, test and development systems that are the backbone of the services delivered to our customers. The facilities and systems are monitored 7 days a week, 24 hours a day, and are protected via multiple layers of physical and electronic security measures. In addition, a redundant power supply ensures constant, regulated power into the managed data facility and a back-up generator system provides power indefinitely to the facility in the event of a utility power failure. All systems in the managed data facility are monitored for availability and performance using industry standard tools such as, Solar Winds®, Nagios®, Keynote®, and Empirix OneSight®. We also entered into a major partnership agreement with Terremark Inc. that enables us to offer geographically diversified hosting and storage for our Personal Cloud solutions.

  Network

        We use AT&T, Verizon and Sprint to provide a managed, fully-redundant network solution at our Bethlehem, Pennsylvania facility to deliver enterprise scale services to customers. Specifically, we have two OC-12 and one OC-48 fiber optic rings, delivering highly redundant bandwidth to the Bethlehem, Pennsylvania and Bridgewater, New Jersey facilities. Wide Area Network connectivity between our locations is achieved via redundant Multiprotocol Label Switching (MLPS) circuits and Internet access to selected locations via multiple dedicated circuits. A dedicated Metro Ethernet solution is utilized to provide a data center backbone connection between our primary data center facility in Bethlehem and our disaster recovery site, should the need arise.

  Disaster Recovery Facility

        We operate a second data center facility at our corporate headquarters in Bridgewater, New Jersey that is used to provide a hot site for real time data backup and disaster recovery purposes.

  Customer Support

        Our Customer Service Center (CSC) acts as an initial point of contact for all customer-related issues and requests. The CSC staff is available 7 days a week via phone, email or pager to facilitate the diagnosis and resolution of application and service-related issues with which they are presented. Issues that require further investigation are immediately escalated to our product and infrastructure support teams on behalf of the customer as part of our continuing effort to provide the greatest speed of problem resolution and highest levels of customer service.

Competition

        Competition in our markets is intense and includes rapidly-changing technologies and customer requirements, as well as evolving industry standards and frequent product introductions. We compete primarily on the basis of the breadth of our domain expertise, our proprietary exception handling, and the breadth of our Personal Cloud content synchronization and sharing capabilities, as well as on the basis of price, time-to-market, functionality, quality and breadth of product and service offerings. We believe the most important factors making us a strong competitor include:

  •
  Breadth and depth of our transaction and content management solutions, including our exception handling technology

  •
  Carrier grade nature and scalability of our solutions

  •
  Quality and performance of our products

  •
  High-quality customer service

  •
  Ability to implement and integrate solutions

  •
  Overall value of our platforms

  •
  References of our customers

        We are aware of other software developers and smaller entrepreneurial companies that are focusing significant resources on developing and marketing products and services that will compete with our platforms. We anticipate continued growth in the communications industry and the entrance of new competitors in the order processing and transaction management solutions market and expect that the market for our products and services will remain intensely competitive.

Government Regulation

        We are not currently subject to any federal, state or local government regulation, other than regulations that apply to businesses generally. Many of our customers are subject to regulation by the Federal Communications Commission, or FCC. Changes in FCC regulations that affect our existing or potential customers could lead them to spend less on transaction management solutions, which would reduce our revenues and could have a material adverse effect on our business, financial condition or results of operations. We also comply with industry required regulations, such as PCI compliance and all of our employees have completed the required compliance education.

Intellectual Property

        To establish and protect our intellectual property, we rely on a combination of copyright, trade secret, patent and trademark rights, as well as confidentiality procedures and contractual restrictions. Synchronoss®, the Synchronoss® logo, PerformancePartner®, ConvergenceNow® and ActivationNow® are registered trademarks of Synchronoss. In addition, we regularly file patent applications to protect inventions arising from our research and development, and have obtained a number of patents in the United States and other countries. No single patent is solely responsible for protecting our products or services. In addition to legal protections, we rely on the technical and creative skills of our employees, deep technical integration with our customers networks and back office systems, frequent product enhancements and improved product quality to maintain a technology-leadership position. We maintain a program to protect our investment in technology by attempting to ensure respect for our intellectual property rights. For instance, in 2012 we entered into an agreement with Research in Motion, Ltd. to license certain of our technology. We cannot be certain that others will not develop technologies that are similar or superior to our technology. We enter into confidentiality and invention assignment agreements with our employees and confidentiality agreements with our alliance partners and customers, and we control access to and distribution of our software, documentation and other proprietary information.

Employees

        We believe that our recent growth and success is attributable in large part to our employees and an experienced management team, many members of which have years of industry experience in building, implementing, marketing and selling transaction management solutions critical to business operations. We intend to continue training our employees as well as developing and promoting our culture and believe such efforts provide us with a sustainable competitive advantage. We offer a work environment that enables employees to make meaningful contributions, as well as incentive programs to continue to motivate and reward our employees.

        As of December 31, 2012, we had 1,340 full-time employees. None of our employees are covered by any collective bargaining agreements.

 Executive Officers of the Registrant

        The following sets forth certain information regarding our Executive Officers as of February 15, 2013:

Name	Age	Position
Stephen G. Waldis	45	Chairman of the Board of Directors and Chief Executive Officer
Robert Garcia	44	President and Chief Operating Officer
Lawrence R. Irving	56	Executive Vice President, Chief Financial Officer and Treasurer
Ronald J. Prague	49	Executive Vice President, Chief Legal Officer, General Counsel & Secretary
Christopher S. Putnam	44	Executive Vice President of Sales
Mark Mendes	50	Executive Vice President and President of Broadband Solutions
Patrick J. Doran	39	Executive Vice President of R&D and Chief Technology Officer
Biju Nair	47	Executive Vice President and Chief Corporate Strategy Officer
David Berry	47	Executive Vice President and Chief Innovation Officer
Paula J. Hilbert	57	Executive Vice President of Human Resources
Karen L. Rosenberger	47	Senior Vice President, Controller and Chief Accounting Officer

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

        Christopher S. Putnam has been with Synchronoss since January 2004 and has served as Executive Vice President of Sales of Synchronoss since April 2005. Prior to joining Synchronoss, from 1999 to

2004, Mr. Putnam served as Director of Sales for Perot Systems' Telecommunications business unit. Mr. Putnam received a degree in communications from Texas Christian University. Mr. Putnam has informed us that he intends to resign from Synchronoss effective as of March 15, 2013.

        Mark Mendes has served as President of Broadband Solutions since January 2013. Prior to that position, Mr. Mendes was Chief Information Officer from December 2010 until January 2013 and Executive Vice President of InterconnectNow since he joined Synchronoss in September 2008 in connection with Synchronoss' acquisition of Wisor Telecom Corp., where Mr. Mendes was Chief Executive Officer since 2001. Prior to joining Wisor, from 1997 to 2001, Mr. Mendes was Chief Operating Officer and Chief Technology Officer of NET2000 Communications, Inc. Mr. Mendes received an Engineering degree and MBA Finance/MIS from Syracuse University.

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

        Paula J. Hilbert has served as Executive Vice President of Human Resources since January 2013. Prior to that position, Ms. Hilbert served as Executive Vice President of Global Operations and Chief Service Officer since she joined Synchronoss in October, 2010. Before joining Synchronoss, Ms. Hilbert was an independent consultant from 2008 to 2010. Prior to that position, Ms. Hilbert served as a Managing Director/Global Client Service and Offshoring at JP Morgan Chase Treasury and Securities Services from 2003 to 2008. Prior to JP Morgan Chase, Ms. Hilbert held senior positions at AT&T from 1979 to 2003, including Vice President—Customer Relationship Management. Ms. Hilbert holds a Bachelor of Science degree in Business Administration from Clarion University.

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

        Karen L. Rosenberger has served as Senior Vice President and Chief Accounting Officer of Synchronoss since January 2012 and Controller since she joined the Company in December 2000. Before joining Synchronoss, Ms. Rosenberger held various management positions with Medical Broadcasting Company and CoreTech Consulting Group. Ms. Rosenberger received a degree in accounting from Cedar Crest College and a Master of Business Administration from Saint Joseph's University. Ms. Rosenberger is a certified public accountant and a member of the American Institute of Certified Public Accountants and the New Jersey Society of Certified Public Accountants.

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

Risks Related to Our Business and Industry

We Have Substantial Customer Concentration, with a Single Customer Accounting for a Substantial Portion of our 2012 Revenues.

        We currently derive a significant portion of our revenues from one customer, AT&T, although the actual portion of our revenues from this customer has continued to decrease. Our relationship with AT&T dates back to January 2001 when we began providing service to AT&T Wireless, which was subsequently acquired by Cingular Wireless and is now a division of AT&T. For the year ended December 31, 2012, AT&T accounted for approximately 46% of our revenues, compared to 51% for the year ended December 31, 2011. Our agreement with AT&T was automatically renewed through December 2013 and will automatically renew each year unless either party notifies the other of its intention not to renew at least sixty days prior to the end of the then-current term. This agreement defines the work activities, transaction pricing, forecasting process, service level agreements and remedies associated with certain services performed by us for AT&T's e-commerce organizations. The agreement provides for AT&T to pay us (i) monthly hosting fees, (ii) fees based on the number of transactions processed through our technology platform, (iii) fees based on manual processing services and (iv) fees for professional services rendered by us.

        Our five largest customers, AT&T, Level 3, Time Warner Cable, Verizon Wireless and Vodafone, accounted for approximately 76% and 86% of our revenues for the years ended December 31, 2012 and 2011, respectively. Verizon Wireless is the only other customer that accounted for more than 10% of our revenues in 2012. There are inherent risks whenever a large percentage of total revenues are concentrated with a limited number of customers. It is not possible for us to predict the future level of demand for our services that will be generated by these customers or the future demand for the products and services of these customers in the end-user marketplace. In addition, revenues from these larger customers may fluctuate from time to time based on the commencement and completion of projects, the timing of which may be affected by market conditions or other facts, some of which may be outside of our control. Further, some of our contracts with these larger customers permit them to terminate our services at any time (subject to notice and certain other provisions). If any of these customers experience declining or delayed sales due to market, economic or competitive conditions, we could be pressured to reduce the prices we charge for our services or we could lose a major customer. Any such development could have an adverse effect on our margins and financial position, and would negatively affect our revenues and results of operations and/or trading price of our common stock.

The Communications Industry is Highly Competitive, and if We Do Not Adapt to Rapid Technological Change, We Could Lose Customers or Market Share.

        Our industry is characterized by rapid technological change and frequent new service offerings and is highly competitive with respect to the need for innovation. Significant technological changes could make our technology and services obsolete, less marketable or less competitive. We must adapt to our rapidly changing market by continually improving the features, functionality, reliability and responsiveness of our transaction management services, and by developing new features, services and applications to meet changing customer needs. Our ability to take advantage of opportunities in the market may require us to invest in development and incur other expenses well in advance of our ability to generate revenues from these offerings or services. We may not be able to adapt to these challenges or respond successfully or in a cost-effective way. Our failure to do so would adversely affect our ability to compete and retain customers and/or market share. Further, we may experience delays in the development of one or more features of our offerings, which could materially reduce the potential benefits to us providing these services. In addition, our present or future service offerings may not satisfy the evolving needs of the industry in which we operate. If we are unable to anticipate or respond adequately to such needs, due to resource, technological or other constraints, our business and results of operations could be harmed.

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

The Success of Our Business Depends on our Ability to Achieve or Sustain Market Acceptance of Our Services and Solutions at Desired Pricing Levels.

        Our competitors and customers may cause us to reduce the prices we charge for our services and solutions. Our current or future competitors may offer our customers services at reduced prices or bundling and pricing services in a manner that may make it difficult for us to compete, customers with a significant volume of transactions may attempt to use this leverage in pricing negotiations with us. Also if our prices are too high, current or potential customers may find it economically advantageous to handle certain functions internally instead of using our services. We may not be able to offset the effects of any price reductions by increasing the number of transactions we handle or the number of customers we serve, by generating higher revenue from enhanced services or by reducing our costs. If these or other sources of pricing pressure cause us to reduce the pricing of our service or solutions below desired levels, our business and results of operations may be adversely affected.

Our Cloud Strategy, including our Personal Cloud Offering, May Not be Successful.

        Our Cloud strategy, including our Personal Cloud offering, may not be successful. We offer customers the ability to offer their subscribers the ability to backup, restore and share content across multiple devices through a Cloud-based environment in the Cloud. The success of our Personal Cloud offering is dependent upon continued acceptance by and growth in subscribers of Cloud-based services in general and there can be no guarantee of the adoption rate by these subscribers. Our Cloud strategy will continue to evolve and we may not be able to compete effectively, generate significant revenues or maintain profitability. While we believe our expertise, investments in infrastructure, and the breadth of our Cloud-based services provides us with a strong foundation to compete, it is uncertain whether our strategies will attract the users or generate the revenue required to be successful. In addition to software development costs, we are incurring costs to build and maintain infrastructure to support Cloud-based services. Whether we are successful in our Cloud strategy depends on our execution in a number of areas, which may or may not be within our control, including continuing to innovate and bring to market compelling Cloud-based offerings, continued growth and demand for Cloud-based offerings, maintaining the utility, compatibility, and performance of our Cloud-based services on the growing array of devices, including smartphones, handheld computers, netbooks and tablets, and ensuring that our Cloud-based services meet the reliability expectations of our customers and maintain the security of their data.

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

If We Do Not Meet Our Revenue Forecasts, We May Be Unable To Reduce Our Expenses To Avoid Or Minimize Harm To Our Results Of Operations.

        Our revenues are difficult to forecast and are likely to fluctuate significantly from period to period. We base our operating expense and capital investment budgets on expected sales and revenue trends, and many of our expenses, such as office and equipment leases and personnel costs, will be relatively fixed in the short term and will increase over time as we make investments in our business. Our estimates of sales trends may not correlate with actual revenues in a particular quarter or over a longer period of time. Variations in the rate and timing of conversion of our sales prospects into actual revenues could cause us to plan or budget inaccurately and those variations could adversely affect our financial results. In particular, delays, reductions in amount or cancellation of customers' contracts would adversely affect the overall level and timing of our revenues, and our business, results of operations and financial condition could be harmed. Due to the relatively fixed nature of many of our expenses, we may be unable to adjust spending quickly enough to offset any unexpected revenue shortfall.

        In the course of our sales to customers, we may encounter difficulty collecting accounts receivable and could be exposed to risks associated with uncollectible accounts receivable. In the event we are unable to collect on our accounts receivable, it could negatively affect our cash flows, operating results and business.

Compromises to Our Privacy Safeguards or Disclosure of Confidential Information Could Impact Our Reputation.

        Names, addresses, telephone numbers, credit card data and other personal identification information, or PII, is collected, processed and stored in our systems. Our treatment of such information is subject to contractual restrictions and federal, state, and foreign data privacy laws and regulations. We have implemented steps designed to protect against unauthorized access to such information, and comply with these laws and regulations. Because of the inherent risks and complexities involved in protecting this information, the steps we have taken to protect PII may not be sufficient to prevent the misappropriation or improper disclosure of such PII. If such misappropriation or disclosure were to occur, our business could be harmed through reputational injury, litigation and possible damages claimed by the affected end customers, including in some cases costs related to customer notification and fraud monitoring, or potential fines from regulatory authorities. We may need to incur significant costs or modify our business practices and/or our services in order to comply with these data privacy and protection laws and regulations in the future. Even the mere perception of a security breach or inadvertent disclosure of PII could adversely affect our business and results of operations. In addition, third party vendors that we engage to perform services for us may unintentionally release PII or otherwise fail to comply with applicable laws and regulations. Our insurance may not cover potential claims of this type or may not be adequate to cover all costs incurred in defense of potential claims or to indemnify us for all liability that may be imposed. Concerns about the security of online transactions and the privacy of PII could deter consumers from transacting business with us on the Internet. The occurrence of any of these events could have an adverse effect on our business, financial position, and results of operations.

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

If the Wireless Services Industry Experiences a Decline in Subscribers, Our Business May Suffer.

        The wireless services industry has faced an increasing number of challenges, including a slowdown in new subscriber growth. Revenues from services performed for customers in the wireless services industry accounted for 61% of our revenues in 2012 and 60% in 2011. A continued slowdown in subscriber growth in the wireless services industry could adversely affect our business growth.

The Consolidation in the Communications Industry Can Reduce the Number of Actual and Potential Customers and Adversely Affect Our Business.

        The communications industry continues to experience consolidation and an increased formation of alliances among CSPs and between CSPs and other entities. Should one or more of our significant customers consolidate or enter into an alliance with an entity or decide to either use a different service provider or to manage its transactions internally, this could have a negative material impact on our business. Any such consolidations, alliances or decisions to manage transactions internally may cause us to lose customers or require us to reduce prices as a result of enhanced customer leverage, which would have a material adverse effect on our business. We may not be able to offset the effects of any price reductions. We may not be able to expand our customer base to make up any revenue declines if we lose customers or if our transaction volumes decline.

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

        Current and potential competitors have established, and may establish in the future, cooperative relationships among themselves or with third parties to increase their ability to address the needs of our current or prospective customers. In addition, our competitors have acquired, and may continue to acquire in the future, companies that may enhance their market offerings. Accordingly, new competitors or alliances among competitors may emerge and rapidly acquire significant market share. As a result, our competitors may be able to adapt more quickly than us to new or emerging technologies and changes in customer requirements, and may be able to devote greater resources to the promotion and sale of their products. These relationships and alliances may also result in transaction pricing pressure which could result in large reductions in the selling prices of our products and services. Our competitors or our customers' in-house solutions may also provide services at a lower cost, significantly increasing pricing pressure on us. We may not be able to offset the effects of this potential pricing pressure. Our failure to adapt to changing market conditions and to compete successfully with established or new competitors may have a material adverse effect on our results of operations and financial condition. In particular, a failure to offset competitive pressures brought about by competitors or in-house solutions developed by AT&T could result in a substantial reduction in or the outright termination of our contract with AT&T, which would have a significant, negative and material impact on our business.

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

        We have acquired a number of companies, products, services and technologies over the last several years. While we make significant efforts to address any IT security issues with respect to our acquisitions, we may still inherit certain risks when we integrate these acquisitions. In addition, our business interruption insurance may be insufficient to compensate us for losses or liabilities that may occur. Any interruptions in our systems or services could damage our reputation and substantially harm our business and results of operations.

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

Economic, Political and Market Conditions Can Adversely Affect Our Business, Results of Operations and Financial Condition.

        Our business is influenced by a range of factors that are beyond our control and that we have no comparative advantage in forecasting. These include but are not limited to general economic and business conditions, the overall demand for cloud-based products and service, general political developments and currency exchange rate fluctuations. Economic uncertainty may exacerbate negative trends in consumer spending and may negatively impact the businesses of certain of our customers, which may cause a reduction in their use of our platforms or increase their likelihood of defaulting on their payment obligations, and therefore a reduction in our revenues. These conditions and uncertainty about future economic conditions may make it challenging for us to forecast our operating results, make business decisions and identify the risks that may affect our business, financial conditions and results of operations. In addition, it may result in a more competitive environment, resulting in possible pricing pressures.

We are Exposed to Our Customers' Credit Risk.

        We are subject to the credit risk of our customers and customers with liquidity issues may lead to bad debt expense for us. Most of our sales are on an open credit basis, with typical payment terms of 30 days in the United States and, because of local customs or conditions, longer payment terms in some markets outside the United States. We use various methods to screen potential customers and establish appropriate credit limits, but these methods cannot eliminate all potential bad credit risks and may not prevent us from approving applications that are fraudulently completed. Moreover, businesses that are good credit risks at the time of application may become bad credit risks over time and we may fail to detect this change. We maintain reserves we believe are adequate to cover exposure for doubtful accounts. If we fail to adequately assess and monitor our credit risks, we could experience longer payment cycles, increased collection costs and higher bad debt expense. A decrease in accounts receivable resulting from an increase in bad debt expense could adversely affect our liquidity. Our exposure to credit risks may increase if our customers are adversely affected by the difficult macroeconomic environment, or if there is a continuation or worsening of the economic environment. Although we have programs in place that are designed to monitor and mitigate the associated risk, including monitoring of particular risks in certain geographic areas, there can be no assurance that such programs will be effective in reducing our credit risks or the incurrence of additional losses. Future and additional losses, if incurred, could harm our business and have a material adverse effect on our business operating results and financial condition. Additionally, to the degree that the current or future credit markets makes it more difficult for some customers to obtain financing, those customers' ability to pay could be adversely impacted, which in turn could have a material adverse impact on our business, operating results, and financial condition.

The Financial and Operating Difficulties in the Telecommunications Sector May Negatively Affect Our Customers and Our Company.

        The telecommunications sector has faced significant challenges resulting from significant changes in technology and consumer behavior, excess capacity, poor operating results and financing difficulties. The sector's financial status has at times been uncertain and access to debt and equity capital has been seriously limited. The impact of these events on us could include slower collection on accounts receivable, higher bad debt expense, uncertainties due to possible customer bankruptcies, lower pricing on new customer contracts, lower revenues due to lower usage by the end customer and possible consolidation among our customers, which will put our customers and operating performance at risk. In addition, because we operate in the communications sector, we may also be negatively impacted by limited access to debt and equity capital.

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

        Security threats are a particular challenge to companies like us whose business is technology products and services. The encryption and authentication technology licensed from third parties on which we rely to securely transmit confidential information, including credit card numbers, may not adequately protect customer transaction data. A cyberattack or any other security incident that allows unauthorized access to or modification of our customers' data or our own data or our IT systems or if the services we provide to our customers were disrupted, or if our products or services are perceived as having security vulnerabilities, could damage our reputation and expose us to risk of loss or litigation and possible liability or fines which could substantially harm our business and results of operations. In addition, anyone who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations. Although we carry general liability insurance, our insurance may not cover potential claims of this type or may not be adequate to cover all costs incurred in defense of potential claims or to indemnify us for all liability that may be imposed. As a result, we may need to expend significant resources to protect against security breaches or to address problems caused by breaches.

If We Are Unable to Protect Our Intellectual Property Rights, Our Competitive Position Could Be Harmed or We Could Be Required to Incur Significant Expenses to Enforce Our Rights.

        Our success depends to a significant degree upon the protection of our software and other proprietary technology rights, particularly with respect to our Activation Services and Personal Cloud platforms. We rely on trade secret, copyright and trademark laws and confidentiality agreements with employees and third parties, all of which offer only limited protection. We also regularly file patent applications to protect inventions arising from our research and development, and have obtained a number of patents in the United States and other countries. There can be no assurance that our patent applications will be approved, that any issued patents will adequately protect our intellectual property, or that such patents will not be challenged by third parties. Also, much of our business and many of our solutions rely on key technologies developed or licensed by third or other parties, and we may not be able to obtain or continue to obtain licenses and technologies from these third parties at all or on reasonable terms. The steps we have taken to protect our intellectual property may not prevent misappropriation of our proprietary rights or the reverse engineering of our solutions. Legal standards relating to the validity, enforceability and scope of protection of intellectual property rights in other countries are uncertain and may afford little or no effective protection of our proprietary technology. Consequently, we may be unable to prevent our proprietary technology from being exploited abroad, which could require costly efforts to protect our technology. Policing the unauthorized use of our products, trademarks and other proprietary rights is expensive, difficult and, in some cases, impossible. Litigation may be necessary in the future to enforce or defend our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of management resources, either of which could materially harm our business. Accordingly, despite our efforts, we may not be able to prevent third parties from infringing upon or misappropriating our intellectual property.

Claims By Others That We Infringe Their Proprietary Technology Could Harm Our Business.

        Third parties could claim that our current or future products or technology infringe their proprietary rights. We expect that software developers will increasingly be subject to infringement claims as the number of products and competitors providing software and services to the communications industry increases and overlaps occur. Any claim of infringement by a third party, even those without merit, could cause us to incur substantial costs defending against the claim, and could distract our management from our business. Furthermore, a party making such a claim, if successful, could secure a judgment that requires us to pay substantial damages. A judgment could also include an injunction or other court order that could prevent us from offering our products or services. Any of these events could seriously harm our business. Third parties may also assert infringement claims against our customers. These claims may require us to initiate or defend protracted and costly litigation on behalf of our customers, regardless of the merits of these claims. If any of these claims succeed, we may be forced to pay damages on behalf of our customers. We also are generally obligated to indemnify our customers if our services infringe the proprietary rights of third parties.

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

  •
  diversion of management's attention from other operational matters;

  •
  inability to identify acquisition candidates on terms acceptable to us or at all, or inability to complete acquisitions as anticipated or at all;

  •
  inability to realize anticipated benefits;

  •
  failure to commercialize purchased technologies;

  •
  inability to capitalize on characteristics of new markets that may be significantly different from our existing markets;

  •
  exposure to operational risks, rules and regulations to the extent such activities are located in countries where we have not historically done business;

  •
  inability to obtain and protect intellectual property rights in key technologies;

  •
  ineffectiveness of an acquired company's internal controls;

  •
  impairment of acquired intangible assets as a result of technological advancements or worse-than-expected performance of the acquired company or its product offerings;

  •
  unknown, underestimated and/or undisclosed commitments or liabilities;

  •
  excess or underutilized facilities; and

  •
  ineffective integration of operations, technologies, products or employees of the acquired companies.

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

        Our growth strategy includes the growth of our operations in foreign jurisdictions. International operations and business expansion plans are subject to numerous additional risks, including economic and political risks in foreign jurisdictions in which we operate or seek to operate, difficulty in enforcing contracts and collecting receivables through some foreign legal systems, unexpected changes in legal and regulatory requirements, differing technology standards and pace of adoption, fluctuations in currency exchange rates, varying regional and geopolitical business conditions and demands, and the difficulties associated with managing a large organization spread throughout various countries and the differences in foreign laws and regulations, including foreign tax, data privacy requirement, anti-competition, intellectual property, labor, contract, trade and other laws. Additionally, compliance with international and U.S. laws and regulations that apply to our international operational may increase our cost of doing business in foreign jurisdictions. Violation of these laws and regulations could result in fines, criminal sanctions against us, our officers or our employees, or prohibitions on the conduct of our business. As we continue to expand our business globally, our success will depend, in large part, on our ability to anticipate and effectively manage these and other risks associated with our international operations. However, any of these factors could adversely affect our international operations and, consequently, our operating results.

Our Expansion into International Markets May Expose Us to Risks Associated with Fluctuations in Foreign Currency Exchange Rates That Could Adversely Affect Our Business.

        We consider the U.S. dollar to be our functional currency. However, as we expand our operations into international markets a portion of our revenues and/or operating costs may be incurred outside the United States in other currencies. In such event, fluctuations in exchange rates between the currencies in which such revenues and/or costs may occur and the U.S. dollar may have a material adverse effect on our results of operations and financial condition. In addition, from time to time following our expansion into international markets we may experience increases in the costs of our operations outside the United States, as expressed in U.S. dollars, which could have a material adverse effect on our results of operations and financial condition. Further, the imposition of restrictions on the conversion of foreign currencies could also have a material adverse effect on our business, results of operations and financial condition.

We Must Recruit and Retain Our Key Management And Other Key Personnel and Our Failure to Recruit and Retain Qualified Employees Could Have a Negative Impact on Our Business.

        We believe that our success depends in part on the continued contributions of our senior management and other key personnel to generate business and execute programs successfully. In addition, the relationships and reputation that these individuals have established and maintain with our customers and within the industry in which we operate contribute to our ability to maintain good relations with our customers and others within the industry. The loss of any members of senior management or other key personnel could materially impair our ability to identify and secure new contracts and otherwise effectively manage our business. Further, in the technology industry, there is substantial and continuous competition for highly skilled business, product development, technical and other personnel. Competition for qualified personnel at times can be intense and as a result we may not be successful in attracting and retaining the personnel we require, which could have a material adverse effect on our ability to meet our commitments and new product delivery objectives.

We Continue to Incur Significant Costs as a Result of Operating as a Public Company, and Our Management Is Required to Devote Substantial Time to New and Ongoing Compliance Initiatives.

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

        Section 404 of the Sarbanes-Oxley Act of 2002 requires that we include in our annual report our assessment of the effectiveness of our internal control over financial reporting and our audited financial statements as of the end of each fiscal year. We successfully completed our assessment of our internal control over financial reporting as of December 31, 2012. Our continued compliance with Section 404 will require that we incur substantial expense and expend significant management time on compliance related issues. We currently do not have an internal audit group and we will evaluate the need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. In future years, if we fail to timely complete this assessment, there may be a loss of public confidence in our internal control, the market price of our stock could decline and we could be subject to regulatory sanctions or investigations by the NASDAQ Global Market, the Securities and Exchange Commission or other regulatory authorities, which would require additional financial and management resources. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to timely meet our regulatory reporting obligations.

Changes in, or Interpretations of, Accounting Principles Could Result in Unfavorable Accounting Charges.

        We prepare our consolidated financial statements in conformity with U.S. generally accepted accounting principles. These principles are subject to interpretation by the SEC and various bodies formed to interpret and create appropriate accounting principles. A change in these principles, or their interpretation, could have a significant effect on our reported results and may even retroactively affect previously reported results. Our accounting principles that recently have been or may be affected by changes in accounting principles are: (i) accounting for stock-based compensation; (ii) accounting for income taxes; (iii) accounting for business combinations and goodwill; (iv) revenue recognition guidance; and (v) accounting for foreign currency translation.

Changes in, or Interpretations of, Tax Rules and Regulations, Could Adversely Affect our Effective Tax Rates.

        Unanticipated changes in our tax rates could affect our future results of operations. Our future effective tax rates could be unfavorably affected by changes in tax laws or the interpretation of tax laws or by changes in the valuation of our deferred tax assets and liabilities. It is possible that future requirements, including the recently proposed implementation of International Financial Reporting Standards, or IFRS, could change our current application of U.S. GAAP, resulting in a material adverse impact on our financial position or results of operations. In addition, we are subject to the continued examination of our income tax returns by the IRS and other tax authorities. We regularly assess the likelihood of outcomes resulting from these examinations, if any, to determine the adequacy of our provision for income taxes. We believe such estimates to be reasonable, but there can be no assurance that the final determination of any of these examinations will not have an adverse effect on our operating results and financial position.

Our Stock Price May Continue to Experience Significant Fluctuations.

        Our stock price, like that of other technology companies, continues to fluctuate greatly. Our stock price can be affected by many factors such as quarterly increases or decreases in our earnings, speculation in the investment community about our financial condition or results of operations and changes in revenue or earnings estimates, announcement of new services, technological developments, alliances, or acquisitions by us. Additionally, the price of our common stock may continue to fluctuate greatly in the future due to factors that are non-company specific, such as the decline in the United States and/or international economies, acts of terror against the United States or other jurisdictions where we conduct business, war or due to a variety of company specific factors, including quarter to quarter variations in our operating results, shortfalls in revenue, gross margin or earnings from levels projected by securities analysts and the other factors discussed in these risk factors.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        In 2011, we entered into a ten year lease for approximately 80,000 square feet of office space for our corporate headquarters in Bridgewater, New Jersey, effective January 2012. In addition to our principal office space in Bridgewater, New Jersey, we lease facilities and offices in Bethlehem, Pennsylvania, Chicago, Illinois, Denver, Colorado, Tucson, Arizona, Fairpoint, New York, Bellevue and Seattle, Washington, San Jose, California, Galway and Dublin, Ireland, Marseille, France, Melbourne, Australia, and Bangalore, India. Our lease for our 61,000 square foot facility in Bethlehem, Pennsylvania expires in 2019, our lease for our 47,000 square foot facility in Tucson, Arizona expires in 2021, and our lease for our 47,000 square foot facility in Bangalore, India expires in 2014. Lease terms for our other locations expire in the years between 2013 and 2025. We believe that the facilities we now lease are sufficient to meet our needs through at least the next 12 months. However, we may require additional office space after that time or if our current business plans change, and we are currently evaluating expansion possibilities.

ITEM 3.    LEGAL PROCEEDINGS

        On January 4, 2011, we filed a complaint in the United States District Court for the District of Wisconsin (Civ Act. No. 11-CV-02) against Dashwire, Inc. ("Dashwire"), claiming that Dashwire has infringed, and continues to infringe, several of our patents. We filed an Amended Complaint against Dashwire on April 22, 2011. As a result of these claims, Dashwire filed a complaint against us in the same court asserting that we were infringing two of the Dashwire patents which it recently acquired from Intellectual Venture Partners. On July 29, 2011, we entered into a patent license and settlement agreement with Dashwire whereby Dashwire received a limited license to certain of our specific Cloud management patents. In accordance with the terms of the patent license and settlement agreement, the parties dismissed the above complaints.

        Except for the above claims, we are not currently subject to any legal proceedings that could have a material adverse effect on our operations; however, we may from time to time become a party to various legal proceedings arising in the ordinary course of our business. For instance, on August 26, 2011, we filed a complaint in the United States District Court for the District of New Jersey (Civ Act. No. 11-4947 (FLW/LHG) against Newbay Software, Inc. and Newbay Software, Ltd. (collectively, "Newbay"), claiming that Newbay has infringed, and continues to infringe, several of our patents. On November 28, 2011, Newbay filed an answer to our complaint and asserted certain counterclaims that our patents at issue were invalid. In December 2012, we entered into a patent license and settlement agreement with Newbay and its parent corporation Research in Motion, Ltd. ("RIM") (now called BlackBerry) whereby we granted each of RIM and Newbay a limited license to our patents. As part of the business combination accounting rules we calculated the fair value of the affective settlement using an income approach derived from historical and estimated future cash flow information. As a result of entering into the patent license and settlement agreement, the parties dismissed the above complaints. In addition, on October 4, 2011, we filed a complaint in the United States District Court for the

District of New Jersey (Civ Act. No. 3:11-cv-05811 FLW-TJB) against Assurion, Inc. ("Assurion"), claiming that Assurion has infringed, and continues to infringe, several of our patents. On February 3, 2012, Assurion filed an answer to our complaint and asserted certain counterclaims that our patents at issue are invalid. In addition, on November 21, 2011, we filed an amended complaint in the United States District Court for the District of New Jersey (Civ Act. No. 3:11-cv-06713) against OnMobile Global Limited, VoxMobili, Inc. and VolMobili, S.A. ("collectively, VoxMobili"), claiming that VoxMobili has infringed, and continues to infringe, several of our patents. On April 2, 2012, VoxMobili filed an answer to our complaint and asserted certain counterclaims that our patents at issue are invalid. Although due to the inherent uncertainties of litigation, we cannot predict the outcome of the actions at this time, we continue to pursue our claims and believe that any counterclaims are without merit, and we intend to defend against all such counterclaims.

ITEM 4.    MINE SAFETY DISCLOSURES

        Not applicable.

 PART II

ITEM 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

        Our common stock is traded over-the-counter and is listed on the NASDAQ Global Select Market under the symbol "SNCR." We began trading on the NASDAQ National Market on June 19, 2006. The following table sets forth, for each period during the past two years, the high and low sale prices as reported by NASDAQ.

	Common Stock
	2012		2011
	High	Low	High	Low
First Quarter	$38.90	$27.58	$35.43	$26.04
Second Quarter	$33.21	$16.89	$35.79	$26.28
Third Quarter	$25.33	$17.45	$35.90	$23.27
Fourth Quarter	$24.29	$17.08	$34.00	$22.54

        As of February 11, 2013, there were approximately 165 holders of record of our common stock. On February 11, 2013, the last reported sale price of our common stock as reported on the NASDAQ Global Select Market was $28.86 per share.

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

Stock Performance Graph

        The graph set forth below compares the cumulative total stockholder return on our common stock between December 31, 2007 and December 31, 2012, with the cumulative total return of (i) the NASDAQ Computer Index and (ii) the NASDAQ Composite Index, over the same period. This graph assumes the investment of $100 on December 31, 2007 in our common stock, the NASDAQ Computer Index and the NASDAQ Composite Index, and assumes the reinvestment of dividends, if any. The graph assumes the value of an investment in our common stock and each index was $100 at December 31, 2007 was the closing sales price of $35.44 per share.

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

	12/31/07	12/31/08	12/31/09	12/31/10	12/30/11	12/31/12
Synchronoss Technologies, Inc.	100	30	45	75	85	60
Nasdaq Composite Index	100	59	86	100	98	114
Nasdaq Computer Index	100	53	91	107	107	121

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

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands, except per share data)
Statements of Operations Data:
Net revenues	$273,692	$229,084	$165,969	$128,805	$110,982
Costs and expenses:
Cost of services*	115,670	106,595	83,217	64,455	53,528
Research and development	52,307	41,541	26,008	13,153	11,049
Selling, general and administrative	46,680	44,886	33,743	23,650	21,718
Net change in contingent consideration obligation	(6,235)	2,954	4,295	—	—
Depreciation and amortization	23,812	14,739	9,403	8,499	6,656

Total costs and expenses	232,234	210,715	156,666	109,757	92,951

Income from operations	41,458	18,369	9,303	19,048	18,031
Interest income	1,315	821	394	517	2,425
Interest expense	(998)	(928)	(917)	(741)	(96)
Other income (expense)	889	97	317	9	(56)

Income before income tax expense	42,664	18,359	9,097	18,833	20,304
Income tax expense	(15,581)	(3,233)	(5,223)	(6,536)	(8,424)

Net income attributable to common stockholders	$27,083	$15,126	$3,874	$12,297	$11,880

Net income attributable to common stockholders per common share:
Basic	$0.71	$0.44	$0.12	$0.40	$0.38

Diluted	$0.69	$0.43	$0.12	$0.39	$0.37

Weighted-average common shares outstanding:
Basic	38,195	37,372	31,971	30,813	31,619

Diluted	39,126	38,619	33,011	31,145	32,187

*
Cost of services excludes depreciation and amortization which is shown separately.

	As of December 31,
	2012	2011	2010	2009	2008
	(In thousands)
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$56,869	$152,576	$189,635	$97,684	$78,763
Working capital	96,256	152,886	203,796	108,336	91,248
Total assets	452,439	398,618	340,399	172,559	145,319
Lease financing obligation—long-term	9,540	9,241	9,205	9,150	6,685
Contingent consideration obligation—long-term	5,100	8,432	16,915	—	—
Total stockholders' equity	374,657	334,563	288,023	146,464	124,338

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

Overview

        We are a mobile innovation company that provides software-based activation and personal cloud solutions for connected devices across the globe. Such transactions include device and service procurement, provisioning, activation, support, intelligent connectivity management and content synchronization, back-up and sharing that enable communications service providers (CSPs), cable operators/multi-services operators (MSOs), original equipment manufacturers (OEMs) with embedded connectivity (e.g. smartphones, laptops, tablets and mobile Internet devices, among others), e-Tailers/retailers and other customers to accelerate and monetize their go-to-market strategies for connected devices. This includes automating subscriber activation, order management, upgrades, service provisioning and connectivity and content management from any channel (e.g., e-commerce, telesales, enterprise, indirect and other retail outlets, etc.) to any communication service (e.g., wireless (3G, (EV-DO and HSPA), 4G, (LTE and WiMAX)), Wi-Fi, high speed access, local access, IPTV, cable, satellite TV, etc.) across any connected device type and content transfer, synchronize and share. Our global solutions touch all aspects of connected devices on the mobile Internet.

        Our Activation Services and Personal Cloud platforms provide end-to-end seamless integration between customer-facing channels/applications, communication services, or devices and "back-office" infrastructure-related systems and processes. Our customers rely on our solutions and technology to automate the process of activation and content management for their customers' devices while delivering additional communication services. Our platforms also support automated customer care processes through use of highly accurate and effective speech processing technology and enable our customers to offer their subscribers the ability to store in the Cloud their personal content and data which resides on their connected mobile devices, such as personal computers, smartphones and tablets. Our platforms are designed to be carrier-grade, high availability, flexible and scalable to enable multiple converged communication services to be managed across multiple distribution channels, including e-commerce, m-commerce, telesales, customer stores, indirect and other retail outlets, etc., allowing us to meet the rapidly changing and converging services and connected devices offered by our customers. We enable our customers to acquire, retain and service subscribers quickly, reliably and cost-effectively by enabling back-up, synchronization and sharing of subscriber content. Through the use of our platforms, our customers can simplify the processes associated with managing the customer experience for procuring, activating, connecting, synchronizing and social media sharing connected devices and services. The extensibility, scalability and relevance of our platforms enable new revenue streams and retention opportunities for our customers through new subscriber acquisitions, sale of new devices, accessories and new value-added service offerings in the Cloud, while optimizing their cost of operations and enhancing customer experience.

        We currently operate in and market our solutions and services directly through our sales organizations in North America, Europe and Asia-Pacific.

        Our industry-leading customers include Tier 1 service providers such as AT&T Inc., Verizon Wireless, Telefonica, Orange and Vodafone, Tier 1 cable operators/MSOs like Cablevision, Comcast, and Time Warner Cable and large OEMs/e-Tailers such as Apple, Microsoft, Dell and Sony. These customers utilize our platforms, technology and services to service both consumer and business customers.

Revenues

        We generate a substantial portion of our revenues on a per-transaction basis, most of which is derived from contracts that extend up to 60 months from execution. For the years ended December 31, 2012 and 2011, we derived approximately 67% and 77%, respectively, of our revenues from transactions processed and subscription arrangements. The remainder of our revenues was generated by professional services and licenses. The current mix of revenue represents lower transaction and subscription revenues than we have historically experienced. This is a result of professional services and licenses associated with new arrangements with our customers. Our expectations are that the percentage of our transaction revenues will begin to increase moving forward.

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

        We currently derive a significant portion of our revenues from one customer, AT&T. For the year ended December 31, 2012, AT&T accounted for approximately 46% of our revenues, compared to 51% for the year ended December 31, 2011. Our agreement with AT&T was automatically renewed through December 2013 and will automatically renew each year unless either party notifies the other of its intention not to renew at least sixty days prior to the end of the then-current term. This agreement defines the work activities, transaction pricing, forecasting process, service level agreements and remedies associated with certain services performed by us for AT&T's e-commerce organizations. The agreement provides for AT&T to pay us (i) monthly hosting fees, (ii) fees based on the number of transactions processed through our technology platform, (iii) fees based on manual processing services and (iv) fees for professional services rendered by us. Verizon Wireless is the only other customer that accounted for more than 10% of our revenues in 2012.

        Our five largest customers, AT&T, Level 3 Communications, Time Warner Cable, Verizon Wireless and Vodafone, accounted for approximately 76% and 86% of our revenues for the years ended December 31, 2012 and 2011, respectively. See "Risk Factors" for certain matters bearing risks on our future results of operations.

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

        Depreciation and amortization relates to our property and equipment and includes our network infrastructure and facilities. Amortization relates to the trademarks, customer lists and technology acquired.

        Net change in contingent consideration obligation consists of the changes to the fair value estimate of the obligation to the former equity holders which resulted from our acquisitions. The estimate was based on the weighted probability of achieving certain financial targets and milestones. The contingent consideration obligation earn-out periods are no longer than 12 months in duration.

        Interest expense consists primarily of interest on our lease financing obligations.

Current Trends Affecting Our Results of Operations

        Our on-demand business model enables delivery of our proprietary solutions over the Web as a service and has been driven by market trends such as various forms of device activations, order provisioning, local and mobile number portability ("L/MNP"), the implementation of new technologies, subscriber growth, competitive churn, network changes, growth of the emerging device market (i.e., smartphones, tablets, connected consumer electronics devices, etc.), need for Cloud-based content back up, synchronization and sharing, and a universal connectivity platform for all connected devices and consolidations in the industry. In particular, the emergence of order provisioning of e-commerce transactions for smartphone devices, wireless, VoIP, L/MNP, and other communication services surrounding the convergence of bundled services, as well as the recent cooperative activities between cable MSOs and wireless carriers, have increased the need for our services and we believe will continue to be a source of growth for us. New and emerging companies looking to offer wireless services also look towards us as a source of knowledge and technology.

        To support our expected growth driven by the favorable industry trends mentioned above, we continue to look for opportunities to improve our operating efficiencies, such as the utilization of offshore technical and non-technical resources for our exception handling center management as well as routine software maintenance activities. We believe that these opportunities will continue to provide future benefits and position us to support revenue growth. In addition, we anticipate further automation of the transactions generated by our more mature customers and additional transaction types. Our cost of services can fluctuate from period to period based upon the level of automation and the on-boarding of new transaction and service types.

        We continue to advance our plans for the expansion of our platforms' footprint with international carriers to support connected devices and multiple networks through our focus on transaction management and Cloud-based services for back up, synchronization and sharing of content. Our initiatives with AT&T, Verizon Wireless, Vodafone and other CSPs continue to grow along with our account presence with connected device OEM's. We are also exploring additional opportunities through merger and acquisition activities to support our customer, product and geographic diversification strategies.

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

Revenue Recognition and Deferred Revenue

        We provide services principally on a transactional or subscription basis or, at times, on a fixed fee basis and recognize the revenues as the services are performed or delivered as discussed below:

        Transactional and Subscription Service Arrangements:    Transaction and subscription revenues represented approximately 67%, 77%, and 79% of our revenues for the years ended December 31, 2012, 2011 and 2010, respectively. Transaction and subscription revenues consist of revenues derived from the processing of transactions through our service platforms, providing enterprise portal management services on a subscription basis and maintenance agreements on software licenses. Transaction service arrangements include services such as processing equipment orders, new account set-up and activation, number port requests, credit checks and inventory management. Subscription services include hosting and maintenance support services of software products.

        Transaction revenues are principally based on a contractual price per transaction and are recognized based on the number of transactions processed during each reporting period. Revenues are recorded based on the total number of transactions processed at the applicable price established in the relevant contract. The total amount of revenues recognized is based primarily on the volume of transactions. Subscription revenues are recorded on a straight-line basis over the life of the contract for subscription services and maintenance agreements.

        Many of our contracts guarantee minimum volume transactions from the customer. In these instances, if the customer's total transaction volume for the period is less than the contractual amount, we record revenues at the minimum guaranteed amount. At times, transaction revenues may also include billings to customers that reimburse us based on the number of individuals dedicated to processing transactions. Set-up fees for transactional service arrangements are deferred and recognized on a straight-line basis over the life of the contract since these amounts would not have been paid by the customer without the related transactional service arrangement. Revenues are presented net of discounts, which are volume level driven, or credits, which are performance driven, and are determined in the period in which the volume thresholds are met or the services are provided.

        Professional Service and Software License Arrangements:    Professional service and software license revenues represented approximately 33%, 23% and 21% of our revenues for the years ended December 31, 2012, 2011 and 2010, respectively. Professional services include process and workflow consulting services and development services. Professional services, when sold with non-software transactional or subscription service arrangements, are accounted for separately when these services have value to the customer on a standalone basis. Professional services, when sold with software transactional or subscription service arrangements, are accounted for separately when these services have value to the customer on a standalone basis and there is objective and reliable evidence of fair value of the professional services. When accounted for separately, professional service revenues are recognized on a monthly basis, as services are performed and all other elements of revenue recognition have been satisfied.

        In determining whether professional service revenues can be accounted for separately from transaction or subscription service revenues, we consider the following factors for each professional services agreement: availability of the professional services from other vendors, whether objective and reliable evidence of fair value exists of the undelivered elements, the nature of the professional services, the timing of when the professional services contract was signed in comparison to the transaction or subscription service start date and the contractual independence of the transactional or subscription service from the professional services.

        If a professional service arrangement were not to qualify for separate accounting, we would recognize the professional service revenues ratably over the remaining term of the transaction or subscription agreement.

        Revenue from software license arrangements is recognized when the license is delivered to our customers and all of the software revenue recognition criteria are met. When software arrangements include multiple elements, the arrangement consideration is allocated at the inception to all deliverables using the residual method providing we have vendor specific objective evidence ("VSOE") on all undelivered elements. We determine VSOE for each element based on historical stand-alone sales to third-parties. When sold with non-software transaction or subscription service arrangements, the arrangement consideration is allocated at the inception of an arrangement to all deliverables using the relative selling price method. The relative selling price method allocates any discount in the arrangement proportionally to each deliverable on the basis of each deliverable's selling price. The selling price used for each deliverable will be based on VSOE if available, third-party evidence ("TPE") if vendor-specific objective evidence is not available, or estimated selling price ("ESP") if neither vendor-specific objective evidence nor third-party evidence is available. The objective of ESP is to determine the price at which we would transact a sale if the product or service were sold on a stand-alone basis. We determine ESP by considering multiple factors, including, but not limited to, geographies, market conditions, competitive landscape, internal costs, gross margin objectives, and pricing practices. ESP is generally used for offerings that are not typically sold on a stand-alone basis or for new or highly customized offerings.

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

Service Level Standards

        Pursuant to certain contracts, we are subject to service level standards and to corresponding penalties for failure to meet those standards. All performance-related penalties are reflected as a corresponding reduction of our revenues. These penalties, if applicable, are recorded in the month incurred and were insignificant for the years ended December 31, 2012, 2011 and 2010.

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

        As of December 31, 2012, and 2011 we had total unrecognized tax benefit reserves of $529 thousand and $533 thousand which includes $18 thousand and $31 thousand for accumulated interest related to uncertain positions, respectively. Components of the reserve are classified as either current or long-term in the consolidated balance sheet based on when we expect each of the items to be settled. Accordingly, we recorded a long-term liability for unrecognized tax benefits of $529 thousand on the balance sheet at December 31, 2012, $343 of which would reduce the effective tax rate if recognized. We did not have a short term liability on the balance sheet at December 31, 2012. We record interest and penalties accrued in relation to uncertain income tax positions below the operating income line as a component of interest expense. Tax returns for years 2009 and thereafter are subject to future examination by tax authorities.

        In 2012, the net decrease in the reserve for unrecognized tax benefits was $8 thousand and the net decrease for interest benefit was $13 thousand. We expect that the amount of unrecognized tax benefits will change during 2013; however, we do not expect the change to have a significant impact on our results of operations or financial position.

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

Stock-Based Compensation

        As of December 31, 2012, we maintain three stock-based compensation plans. We utilize the Black-Scholes pricing model to determine the fair value of stock options on the dates of grant. Restricted stock awards are measured based on the fair market values of the underlying stock on the dates of grant. We recognize stock-based compensation over the requisite service period with an offsetting credit to additional paid-in capital.

        For our performance restricted stock awards we estimate the number of shares the recipient is to receive by applying a probability of achieving the performance goals. The actual number of shares the recipient receives is determined at the end of the annual performance period based on the results achieved versus goals based on our annual performance targets, such as operating income. Once the number of awards is determined, the compensation cost is fixed and continues to be recognized using the accelerated attribution recognition over the requisite service period for each vesting tranche.

        We classify benefits of tax deductions in excess of the compensation cost recognized (excess tax benefits) as a financing cash inflow with a corresponding operating cash outflow. We included $6.9 million, $3.6 million and $2.4 million of excess tax benefits as a financing cash inflow for the years ended December 31, 2012, 2011 and 2010, respectively.

        We utilize the Black-Scholes option pricing model for determining the estimated fair value for stock-option awards. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Expected volatility was calculated based on our historical information of our stock. The average expected life was determined using historical stock option exercise activity. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant. We have never declared or paid cash dividends on our common or preferred equity and do not anticipate paying any cash dividends in the foreseeable future. Forfeitures are estimated based on the historical analysis of actual stock option forfeitures.

        The weighted-average assumptions used in the Black-Scholes option pricing model are as follows:

	Year Ended December 31,
	2012	2011	2010
Expected stock price volatility	68%	69%	62%
Risk-free interest rate	0.80%	1.12%	2.45%
Expected life of options (in years)	4.8	4.7	4.9
Expected dividend yield	0%	0%	0%

        The weighted-average fair value (as of the date of grant) of the options granted was $13.47, $17.04 and $11.18 per share for the year ended December 31, 2012, 2011 and 2010, respectively. The total stock-based compensation cost related to non-vested equity awards not yet recognized as an expense as of December 31, 2012 was approximately $33.1 million.

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

Goodwill

        Goodwill represents the excess of the purchase price over the fair value of assets acquired, including other definite-lived intangible assets. Goodwill is not amortized, but reviewed annually for impairment or upon the occurrence of events or changes in circumstances that would more likely than not reduce the fair value of the reporting unit below its carrying amount. We performed our annual impairment test noting no impairment as of December 31, 2012, and we do not believe we are at risk for significant impairment.

        The change in the carrying amount of goodwill for the year ended December 31, 2012 is as follows:

Balance at December 31, 2011	$54,617
Acquired goodwill	61,105
Reclassifications, adjustments and other	(205)

Balance at December 31, 2012	115,517

        The reclassifications, adjustment and other of $205 is primarily related to adjustments to our deferred taxes as a result of changes to acquired tax attributes.

Results of Operations

  Year ended December 31, 2012, compared to the Year ended December 31, 2011

        The following table presents an overview of our results of operations for the years ended December 31, 2012 and 2011.

	Year Ended December 31,
	2012		2011
					2012 vs 2011
		% of Revenue		% of Revenue
	$		$		$ Change	% Change
	(in thousands)
Net revenues	$273,692	100.0%	$229,084	100.0%	$44,608	19.5%

Cost of services*	115,670	42.3%	106,595	46.5%	9,075	8.5%
Research and development	52,307	19.1%	41,541	18.1%	10,766	25.9%
Selling, general and administrative	46,680	17.1%	44,886	19.6%	1,794	4.0%
Net change in contingent consideration obligation	(6,235)	(2.3)%	2,954	1.3%	(9,189)	(311.1)%
Depreciation and amortization	23,812	8.7%	14,739	6.4%	9,073	61.6%

	232,234	84.9%	210,715	92.0%	21,519	10.2%

Income from operations	$41,458	15.1%	$18,369	8.0%	$23,089	125.7%

*
Cost of services excludes depreciation and amortization which is shown separately.

        Net Revenues.    Net revenues increased by $44.6 million to $273.7 million in 2012, compared to 2011. This increase was primarily due to the expansion of professional services provided to our top five customer relationships. Transaction and subscription revenues recognized for the years ended December 31, 2012 and 2011 represented 67% or $183.6 million and 77% or $176.4 million of net revenues, respectively. Net revenues related to AT&T increased $8.1 million to $124.8 million for 2012, compared to 2011. AT&T represented 46% and 51% of our revenues for 2012 and 2011, respectively. Net revenues outside of AT&T increased by $36.5 million to $148.9 million for 2012, compared to 2011. Net revenues outside of AT&T represented 54% and 49% of our revenues in 2012 and 2011, respectively. Professional service and license revenues as a percentage of sales were 33% or $90.1 million for 2012, compared to 23% or $52.7 million in 2011. The increase in professional services and license revenue is primarily due to the expansion of services and license agreements due to new projects primarily relating to Cloud services with existing and new customers.

  Expense

        Cost of Services.    Cost of services increased $9.1 million to $115.7 million in 2012, compared to 2011, due primarily to an increase of $7.5 million in telecommunication and facility costs related to the increased call volume and capacity associated with our data facilities. There was an increase of $3.7 million in our personnel related costs due primarily to an increase in headcount as a result of our continued growth in existing and new programs with our current customers. The increases in cost of services were offset by a decrease of $2.5 million in outside consulting expense, due to our increased productivity and cost saving from changes in our third party exception handling vendors. Cost of services as a percentage of revenues decreased to 42.3% for 2012, as compared to 46.5% for 2011 as a result of increases in professional services and highly automated transaction revenues which have higher margins.

        Research and Development.    Research and development expense increased approximately $10.8 million to $52.3 million in 2012, compared to 2011, due to headcount increases. Personnel and related costs increased $11.5 million. The increase in personnel and related costs was due primarily to an increase in headcount through acquisitions and our continued growth as we further expand the capabilities of our offerings, as well as investing in several early-stage customer deployments. In addition, there was an increase of $1.5 million in telecommunications and facility costs related to the increase in headcount and the utilization of our expanded resources. The increases in research and development expense were offset by a decrease of $3.0 million in outside consulting expense, due to our increased headcount resulting in less reliance on third party consultants. As a result of increased revenues, research and development expense as a percentage of revenues increased to 19.1% for 2012, compared to 18.1% in 2011.

        Selling, General and Administrative.    Selling, general and administrative expenses increased $1.8 million to $46.7 million in 2012, compared to 2011. There was an increase of $1.7 million in telecommunications and facility costs in 2012, compared to 2011, due to our new larger corporate headquarters and increased locations as a result of our acquisitions and an increase of $1.4 million in professional services in 2012, compared to 2011, related to accounting and legal costs as a result of our acquisition and patent activity. We had a decrease of $1.6 million of stock compensation expense as a result of targets achieved in certain compensation plans and the decreased price of our common stock. As a result of increased revenues, selling, general and administrative expense as a percentage of revenues decreased to 17.1% for 2012, as compared to 19.6% for 2011.

        Net change in contingent consideration obligation.    The net change in contingent consideration obligation resulted in a $6.2 million reduction of the contingent consideration obligation for the year ended December 31, 2012 driven by changes in the fair value estimates related to the weighted probability of achieving revenue and product milestones for the Miyowa S.A. ("Miyowa"), SpeechCycle, Inc. ("SpeechCycle"), Spatial Systems Nominees PTY Limited ("Spatial"), and Sapience Knowledge Systems, Inc. ("SKS") Earn-outs. The $3.0 million of additional expense for the fair value change in the contingent consideration liability for the year ended December 31, 2011 was due to the change in the estimate of the fair value of the contingent consideration obligation related to the FusionOne, Inc. ("FusionOne") and SKS Earn-outs, primarily due to changes to the forecasted operational efficiencies and the weighted probability of achieving financial milestones.

        Depreciation and amortization.    Depreciation and amortization expense increased $9.1 million to $23.8 million in 2012, compared to 2011, primarily related to the amortization of our newly acquired intangible assets of Miyowa and SpeechCycle. There was also an increase in depreciable fixed assets necessary for the continued expansion of our platforms. Depreciation and amortization expense as a percentage of revenues increased to 8.7% for 2012, as compared to 6.4% for 2011.

        Income from Operations.    Income from operations increased $23.1 million to $41.5 million in 2012, compared to 2011. This was due primarily to increased revenues from professional services and expansion into new programs with our largest customers, improved gross profit margins and the reduction in contingent consideration obligation. Income from operations as a percentage of revenues increased to 15.1% for 2012, as compared to 8.0% for 2011.

        Interest income.    Interest income increased $494 thousand to $1.3 million in 2012, compared to 2011. Interest income increased primarily due to a change in the mix of our cash and investment balances to higher yielding investments.

        Interest expense.    Interest expense increased $70 thousand to $998 thousand in 2012, compared to 2011. Interest expense increased due to the facility lease for our Bridgewater, New Jersey facility.

        Other income.    Other income increased $792 thousand to $889 thousand in 2012, compared to 2011. Other income increased primarily due to research and development tax credits in foreign jurisdictions and changes in foreign currency exchange rate fluctuations.

        Income Tax.    During 2012 and 2011, we recognized approximately $15.6 million and $3.2 million in income tax expense, respectively. Our effective tax rate was approximately 36.5% and 17.6% during 2012 and 2011, respectively. In 2012, our effective tax rate was higher than our US federal statutory rate primarily due to state taxes and the tax effect of non-deductible expenses, offset by the favorable impact of income in foreign jurisdictions which have lower tax rates than the U.S. and the favorable tax impact of the fair market value adjustment for the contingent consideration obligations related to the Earn-out payments. In addition, compared to 2011, our effective tax rate was unfavorably impacted by the late extension of the tax credit for research and experimentation expenses. The tax benefit for this credit will be recorded in first quarter 2013 (see Note 14).

        We expect to be exposed to fluctuations in our effective rate during the Earn-out period for our contingent consideration liabilities. Due to the nature of these transactions we may experience significant adjustments to fair value of the contingent consideration obligation depending on the outcome of the target achievements.

        A reconciliation of the beginning and ending amounts of unrecognized tax benefits for the twelve months ended December 31, 2012 is as follows:

Unrecognized tax benefit at December 31, 2011	$533
Additions for tax positions of prior periods	154
Decreases for tax positions of prior periods	—
Additions for tax positions of current periods	25
Reductions related to the expiration of statutes of limitations	(183)

Unrecognized tax benefit at December 31, 2012	$529

  Year ended December 31, 2011, compared to the Year ended December 31, 2010

        The following table presents an overview of our results of operations for the years ended December 31, 2011 and 2010.

	Year Ended December 31,
	2011		2010
					2011 vs 2010
		% of Revenue		% of Revenue
	$		$		$ Change	% Change
	(in thousands)
Net revenues	$229,084	100.0%	$165,969	100.0%	$63,115	38.0%

Cost of services*	106,595	46.5%	83,217	50.1%	23,378	28.1%
Research and development	41,541	18.1%	26,008	15.7%	15,533	59.7%
Selling, general and administrative	44,886	19.6%	33,743	20.3%	11,143	33.0%
Net change in contingent consideration obligation	2,954	1.3%	4,295	2.6%	(1,341)	(31.2)%
Depreciation and amortization	14,739	6.4%	9,403	5.7%	5,336	56.7%

	210,715	92.0%	156,666	94.4%	54,049	34.5%

Income from operations	$18,369	8.0%	$9,303	5.6%	$9,066	97.5%

*
Cost of services excludes depreciation and amortization which is shown separately.

        Net Revenues.    Net revenues increased by $63.1 million to $229.1 million in 2011, compared to 2010. This increase was primarily due to increased transaction volumes and expansion into new programs from our top five customer relationships. Transaction and subscription revenues recognized for the years ended December 31, 2011 and 2010 represented 77% or $176.4 million and 79% or

$130.4 million of net revenues, respectively. Net revenues related to AT&T increased $14.3 million to $116.7 million for 2011, compared to 2010. AT&T represented 51% and 62% of our revenues for 2011 and 2010, respectively. Net revenues outside of AT&T increased by $48.8 million to $112.4 million for 2011, compared to 2010. Net revenues outside of AT&T represented 49% and 38% of our revenues in 2011 and 2010, respectively. Professional service and license revenues as a percentage of sales were 23% or $52.7 million in 2011, compared to 21% or $35.6 million in 2010. The increase in professional services and license revenue is primarily due to the expansion of services due to new projects with existing customers.

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

        Selling, General and Administrative.    Selling, general and administrative expenses increased $11.1 million to $44.9 million in 2011, compared to 2010, primarily due to increased headcount. Personnel and related costs increased by $5.5 million and stock-based compensation expense increased by $5.1 million. The increase in personnel and related costs and stock-based compensation was due primarily to an increase in headcount as a result of our acquisitions and continued growth and the increase in the fair value of our stock awards which was due to the increase of our stock price. Also included in the increase in personnel and related costs and in stock-based compensation costs were costs of $2.4 million related to the vesting of the FusionOne employee Earn-out during 2011. Additionally, we had an increase of $699 thousand in professional fees associated with increased legal activity related to the FusionOne Earn-out settlement and patent related services, and an increase of $168 thousand for outside consultants related to our expanded marketing efforts offset by a decrease of $497 thousand in acquisition related costs. Selling, general and administrative expense as a percentage of net revenues decreased to 19.6% for 2011, as compared to 20.3% for 2010.

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

        Interest income.    Interest income increased $427 thousand to $821 thousand in 2011, compared to 2010. Interest income increased primarily due to a change in the mix of our cash and investment balances to higher yielding investments.

        Interest expense.    Interest expense increased $11 thousand to $928 thousand in 2011, compared to 2010. Interest expense increased related to the Bethlehem, Pennsylvania facility lease and interest related to uncertain tax positions.

        Other income.    Other income decreased $220 thousand to $97 thousand in 2011, compared to 2010. Other expense increased primarily due to changes in foreign currency exchange rate fluctuations.

        Income Tax.    During 2011 and 2010, we recognized approximately $3.2 million and $5.2 million in income tax expense, respectively. Our effective tax rate was approximately 17.6% and 57.4% during 2011 and 2010, respectively. In 2011, our effective tax rate was lower than our US federal statutory rate primarily due to the favorable tax impact of the utilization of our federal NOL's resulting from the additional consideration paid to the FusionOne equity holders during 2011, the favorable impact of research and development tax credits, and the impact of income in foreign jurisdictions, which have lower tax rates than the US offset by the unfavorable tax impact of the fair market value adjustment for the contingent consideration obligations related to the Earn-outs.

        We expect to be exposed to fluctuations in our effective rate during the Earn-out period for our contingent consideration liabilities. Due to the nature of these transactions we may experience significant adjustments to fair value of the contingent consideration obligation depending on the outcome of the target achievements.

        A reconciliation of the beginning and ending amounts of unrecognized tax benefits for the twelve months ended December 31, 2011 is as follows:

Unrecognized tax benefit at December 31, 2010	$600
Additions for tax positions of prior periods	35
Decreases for tax positions of prior periods	(78)
Additions for tax positions of current periods	187
Reductions related to the expiration of statutes of limitations	(211)

Unrecognized tax benefit at December 31, 2011	$533

Unaudited Quarterly Results of Operations

	Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
2012
Net revenues	$64,560	$66,990	$68,961	$73,181
Gross profit(2)	35,939	40,359	39,825	41,899
Net income(3)	5,483	11,949	6,202	3,449
Basic net income per common share(1)	0.14	0.31	0.16	0.09
Diluted net income per common share(1)	0.14	0.31	0.16	0.09

	Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
2011
Net revenues	$52,878	$54,817	$59,238	$62,151
Gross profit(2)	28,267	28,939	31,457	33,826
Net income(3)	139	3,204	3,575	8,208
Basic net income per common share(1)	0.04	0.07	0.10	0.22
Diluted net income per common share(1)	0.04	0.06	0.09	0.21

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

(3)
Net income for the quarters ended March 31, 2011, June 30, 2011, September 30, 2011, December 31, 2011, March 31, 2012, June 30, 2012, September 30, 2012, and December 31, 2012, included a change in contingent consideration obligation of $2.9 million, ($85) thousand, $480 thousand, ($357) thousand, ($780) thousand, ($4.6) million, ($327) thousand, and ($500) thousand, respectively.

Liquidity and Capital Resources

        In 2012, our principal source of liquidity was cash provided by operations. Our cash, cash equivalents and marketable securities balance was $56.9 million at December 31, 2012, a decrease of $95.7 million as compared to the end of 2011. This decrease was primarily due to cash used for the acquisition of SpeechCycle, Spatial, and Newbay Software, Ltd. and its subsidiaries (collectively, "Newbay"), the settlement of contingent consideration obligations, the repurchase of our Common Stock, and the purchase of fixed assets, offset by cash generated from operations and the exercise of stock options. We anticipate that our principal uses of cash in the future will be to fund the expansion of our business through both organic growth as well as possible acquisition activities and the expansion of our customer base internationally. Uses of cash will also include facility and technology expansion, capital expenditures, and working capital.

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

Discussion of Cash Flows

  Year ended December 31, 2012, compared to the Year ended December 31, 2011

        Cash flows from operations.    Net cash provided by operating activities for the year ended December 31, 2012 was $55.9 million, as compared to $42.6 million for the year ended December 31, 2011. The increase in net cash provided by operating activities for the year ended December 31, 2012, of $13.3 million as compared to 2011 is primarily due to an increase in operating income excluding depreciation and amortization. We also made cash payments related to contingent consideration obligations, taxes and leased facilities.

        Cash flows from investing.    Net cash used in investing activities for the year ended December 31, 2012 was $77.2 million, as compared to $145.1 million for the year ended December 31, 2011. The decrease in net cash used in investing activities for the year ended December 31, 2012, of $67.9 million as compared to 2011 is primarily due to an increase in sales of marketable securities offset by cash used for current acquisitions and purchases of property and equipment related to our continued investments in our global information technology and business systems infrastructure.

        Cash flows from financing.    Net cash used in financing activities for the year ended December 31, 2012 was $12.4 million, as compared to $8.2 million for the year ended December 31, 2011. The increase in net cash used in financing activities for the year ended December 31, 2012, of $4.2 million as compared to 2011 is primarily due to a $9.8 million decrease in proceeds from the exercise of stock options and an increase of $4.6 million in the repurchase of common stock offset by a decrease of $6.3 million in payments for contingent consideration and an increase of $3.3 million in the excess tax benefit from the exercise of stock options.

        We believe that our existing cash and cash equivalents and cash generated from our operations will be sufficient to fund our operations for the next twelve months based on our current business plan.

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

Effect of Inflation

        Although inflation generally affects us by increasing our cost of labor and equipment, we do not believe that inflation has had any material effect on our results of operations during 2012, 2011 and 2010.

Contractual Obligations

        Our contractual commitments consist of obligations under leases for office space, automobiles, computer equipment and furniture and fixtures. The following table summarizes our long-term contractual obligations as of December 31, 2012 (in thousands).

	Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	More Than 5 Years
Long-term lease obligations(1)	$8,508	$1,382	$2,705	$2,313	$2,108
Contingent consideration obligation(2)	8,379	3,279	5,100	—	—
Operating lease obligations	47,390	9,240	13,632	8,578	15,940
Captial lease obligations	1,067	747	320	—	—
Other long-term liabilities(3)	529	—	529	—	—

Total	$65,873	$14,648	$22,286	$10,891	$18,048

(1)
Amount represents obligation associated with the Pennsylvania facility lease.

(2)
Amount represents the fair value of the contingent consideration obligations of our Miyowa, SpeechCycle, and SpatialInfo acquisitions and is based on actual and estimated achievements of financial targets and milestones as of December 31, 2012. When settled at the end of the applicable Earn-out period the amount is subject to change due to the actual achievements of financial targets and our stock price.

(3)
Amount represents unrecognized tax positions recorded in our balance sheet. Although the timing of the settlement is uncertain, we believe this amount will be settled within 3 years.

Impact of Recently Issued Accounting Standards

        During the year ended December 31, 2012, we adopted amendments to disclosure requirements for common fair value measurement. These amendments result in common definition of fair value and common requirements for measurement of and disclosure requirements between U.S. GAAP and IFRS. Consequently, the amendments change some fair value measurement principles and disclosure requirements. The implementation of this amended accounting guidance has not had a material impact on our consolidated financial statements or disclosures.

        During the year ended December 31, 2012, we adopted amendments to disclosure requirements for presentation of comprehensive income. This guidance requires presentation of total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. For purposes of the interim financial statements, we included total comprehensive income on the face of the income statement.

        During the year ended December 31, 2012, we adopted amendments to simplify how entities test goodwill for impairment. These amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The implementation of this amended accounting guidance has not had a material impact on our consolidated financial statements or disclosures.

Off-Balance Sheet Arrangements

        We had no off-balance sheet arrangements as of December 31, 2012 and December 31, 2011.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

        The following discussion about market risk disclosures involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. We deposit our excess cash in what we believe are high-quality financial instruments, primarily money market funds and certificates of deposit and, we may be exposed to market risks related to changes in interest rates. We do not actively manage the risk of interest rate fluctuations on our marketable securities; however, such risk is mitigated by the relatively short-term nature of these investments. We do not expect the current rate of inflation to have a material impact on our business. These investments are denominated in United States dollars.

        The primary objective of our investment activities is to preserve our capital for the purpose of funding operations, while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and short- and long-term investments in a variety of securities, which could include commercial paper, money market funds and corporate and government debt securities. Our cash, cash equivalents and marketable securities at December 31, 2012 and 2011 were invested in liquid money market accounts, certificates of deposit and government securities. All market-risk sensitive instruments were entered into for non-trading purposes.

Foreign Currency Exchange Risk

        We conduct business outside the U.S. in several currencies including the British Pound Sterling, Euro, Australian Dollar, and Indian Rupee. The financial statements of our foreign subsidiaries are translated into U.S. dollars using period-end rates of exchange for assets and liabilities and average rates for the period for revenues and expenses.

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

        We have audited the accompanying consolidated balance sheets of Synchronoss Technologies, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Synchronoss Technologies, Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Synchronoss Technologies, Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
MetroPark, New Jersey
February 21, 2013

SYNCHRONOSS TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$36,028	$69,430
Marketable securities	20,188	51,504
Accounts receivable, net of allowance for doubtful accounts of $258 and $356 at December 31, 2012 and 2011, respectively	77,565	57,387
Prepaid expenses and other assets	19,009	16,061
Deferred tax assets	4,114	3,938

Total current assets	156,904	198,320
Marketable securities	653	31,642
Property and equipment, net	58,162	34,969
Goodwill	115,517	54,617
Intangible assets, net	110,760	63,969
Deferred tax assets	6,961	12,606
Other assets	3,482	2,495

Total assets	$452,439	$398,618

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$8,980	$7,712
Accrued expenses	37,069	24,153
Deferred revenues	11,320	8,834
Contingent consideration obligation	3,279	4,735

Total current liabilities	60,648	45,434
Lease financing obligation—long term	9,540	9,241
Contingent consideration obligation—long-term	5,100	8,432
Other liabilities	2,494	948
Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000 shares authorized, 0 shares issued and outstanding at December 31, 2012 and 2011	—	—
Common stock, $0.0001 par value; 100,000 shares authorized, 42,533 and 41,063 shares issued; 38,674 and 38,394 outstanding at December 31, 2012 and 2011, respectively	4	4
Treasury stock, at cost (3,859 and 2,669 shares at December 31, 2012 and 2011, respectively	(67,918)	(43,712)
Additional paid-in capital	344,469	307,586
Accumulated other comprehensive loss	(365)	(699)
Retained earnings	98,467	71,384

Total stockholders' equity	374,657	334,563

Total liabilities and stockholders' equity	$452,439	$398,618

See accompanying notes to consolidated financial statements.

SYNCHRONOSS TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Year Ended December 31,
	2012	2011	2010
Net revenues	$273,692	$229,084	$165,969
Costs and expenses:
Cost of services*	115,670	106,595	83,217
Research and development	52,307	41,541	26,008
Selling, general and administrative	46,680	44,886	33,743
Net change in contingent consideration obligation	(6,235)	2,954	4,295
Depreciation and amortization	23,812	14,739	9,403

Total costs and expenses	232,234	210,715	156,666

Income from operations	41,458	18,369	9,303
Interest income	1,315	821	394
Interest expense	(998)	(928)	(917)
Other income	889	97	317

Income before income tax expense	42,664	18,359	9,097
Income tax expense	(15,581)	(3,233)	(5,223)

Net income	$27,083	$15,126	$3,874

Net income per common share:
Basic†	$0.71	$0.44	$0.12

Diluted†	$0.69	$0.43	$0.12

Weighted-average common shares outstanding:
Basic†	38,195	37,372	31,971

Diluted†	39,126	38,619	33,011

*
Cost of services excludes depreciation and amortization which is shown separately.

†
See notes to financial statement footnote 2.

See accompanying notes to consolidated financial statements.

SYNCHRONOSS TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31,
	2012	2011	2010
Net Income	$27,083	$15,126	$3,874
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	211	(310)	(192)
Unrealized gain (loss) on securities, (net of tax)	123	(207)	17

Total other comprehensive income (loss)	334	(517)	(175)

Total Comprehensive Income	$27,417	$14,609	$3,699

See accompanying notes to consolidated financial statements.

SYNCHRONOSS TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)

	Common Stock		Treasury Stock			Accumulated Other Comprehensive Income (Loss)
					Additional Paid-In Capital		Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2009	33,104	$3	(2,000)	$(23,713)	$117,797	$(7)	$52,384	$146,464
Stock based compensation	—	—	—	—	11,167	—	—	11,167
Issuance of restricted stock	132	—	—	—	1,804	—	—	1,804
Issuance of common stock on exercise of options	731	—	—	—	8,090	—	—	8,090
Issuance of common stock related to acquisition	398	—	—	—	7,136	—	—	7,136
Issuance of common stock from secondary offering	4,414	1	—	—	106,637	—	—	106,638
Earn-out shares issuable	84	—	—	—	664	—	—	664
Comprehensive income:
Net income	—	—	—	—	—	—	3,874	3,874
Foreign currency translation	—	—	—	—	—	(192)	—	(192)
Unrealized gain on investments in marketable securities, net of taxes of $41	—	—	—	—	—	17	—	17

Total comprehensive income	—	—	—	—	—	—	—	3,699
Tax benefit from stock option exercise	—	—	—	—	2,361	—	—	2,361

Balance at December 31, 2010	38,863	$4	(2,000)	$(23,713)	$255,656	$(182)	$56,258	$288,023

Stock based compensation	—	—	—	—	10,637	—	—	10,637
Issuance of restricted stock	510	—	—	—	10,090	—	—	10,090
Issuance of common stock on exercise of options	1,444	—	—	—	17,707	—	—	17,707
Earn-Out shares issuable	(84)	—	—	—	(664)	—	—	(664)
Issuance of Earn-Out shares	330	—	—	—	10,585	—	—	10,585
Repurchase of treasury stock	—	—	(669)	(19,999)	—	—	—	(19,999)
Comprehensive income:
Net income	—	—	—	—	—	—	15,126	15,126
Foreign currency translation	—	—	—	—	—	(310)	—	(310)
Unrealized loss on investments in marketable securities, net of tax benefits of $93	—	—	—	—	—	(207)	—	(207)

Total comprehensive income	—	—	—	—	—	—	—	14,609
Tax benefit from stock option exercise	—	—	—	—	3,575	—	—	3,575

Balance at December 31, 2011	41,063	$4	(2,669)	$(43,712)	$307,586	$(699)	$71,384	$334,563

Stock based compensation	—	—	—	—	10,186	—	—	10,186
Issuance of restricted stock	760	—	—	—	9,782	—	—	9,782
Issuance of common stock on exercise of options	634	—	—	—	7,949	—	—	7,949
Issuance of common stock related to acquisition	76	—	—	—	1,386	—	—	1,386
ESPP compensation	—	—	—	—	457	—	—	457
Repurchase of treasury stock	—	—	(1,223)	(24,615)	—	—	—	(24,615)
Sale of Treasury Stock in connection with an employee stock purchase plan	—	—	33	409	203	—	—	612
Comprehensive income:
Net income	—	—	—	—	—	—	27,083	27,083
Foreign currency translation	—	—	—	—	—	211	—	211
Unrealized loss on investments in marketable securities, net of tax benefits of $82	—	—	—	—	—	123	—	123

Total comprehensive income	—	—	—	—	—	—	—	27,417
Tax benefit from stock option exercise	—	—	—	—	6,920	—	—	6,920

Balance at December 31, 2012	42,533	$4	(3,859)	$(67,918)	$344,469	$(365)	$98,467	$374,657

See accompanying notes to consolidated financial statements.

SYNCHRONOSS TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except per share data)

	Year Ended December 31,
	2012	2011	2010
Operating activities:
Net income	$27,083	$15,126	$3,874
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	23,812	14,739	9,403
Loss on disposal of asset	230	—	94
Amortization of bond premium	1,216	622	—
Proceeds from insurance claim	—	(199)	(418)
Deferred income taxes	1,475	(642)	69
Non-cash interest on leased facility	921	918	913
Stock-based compensation	20,425	22,051	13,637
Changes in operating assets and liabilities:
Accounts receivable, net of allowance for doubtful accounts	(11,611)	(19,409)	(8,740)
Prepaid expenses and other current assets	8,129	597	(1,927)
Other assets	(496)	(349)	(1,695)
Accrued payable and accrued expenses	(631)	7,695	5,678
Contingent consideration obligation	(8,211)	2,188	4,795
Excess tax benefit from the exercise of stock options	(6,920)	(3,575)	(2,361)
Other liabilities	(497)	(183)	(228)
Deferred revenues	949	3,006	(1,352)

Net cash provided by operating activities	55,874	42,585	21,742
Investing activities:
Purchases of fixed assets	(33,234)	(14,732)	(15,423)
Proceeds from sale of fixed assets	—	—	55
Proceeds from insurance claim	—	199	418
Purchases of marketable securities available-for-sale	(13,146)	(82,098)	(4,723)
Sales and maturities of marketable securities available-for-sale	74,334	7,259	3,230
Business acquired, net of cash	(105,177)	(55,752)	(30,779)

Net cash used in investing activities	(77,223)	(145,124)	(47,222)
Financing activities:
Proceeds from the exercise of stock options	7,949	17,707	8,090
Payments on contingent consideration obligation	(2,268)	(8,533)	—
Proceeds from secondary public offering, net of offering costs	—	—	106,637
Excess tax benefit from the exercise of stock option	6,920	3,576	2,361
Repurchase of common stock	(24,615)	(19,999)	—
Proceeds from the sale of Treasury Stock in connection with an employee stock purchase plan	612	—	—
Repayments of capital obligations	(1,015)	(945)	(949)

Net (cash used) provided by in financing activities	(12,417)	(8,194)	116,139
Effect of exchange rate changes on cash	364	(204)	(216)

Net (decrease) increase in cash and cash equivalents	(33,402)	(110,937)	90,443
Cash and cash equivalents at beginning of year	69,430	180,367	89,924

Cash and cash equivalents at end of period	$36,028	$69,430	$180,367

Supplemental disclosures of cash flow information:
Cash paid for interest	$77	$—	$2

Cash paid for income taxes	3,396	3,600	6,225

Supplemental disclosures of non-cash investing and financing activities:
Issuance of common stock in connection with the acquisition	$1,386	$—	$7,136

Issuance of common stock in connection with settlement of contingent consideration	—	8,597	—

See accompanying notes to consolidated financial statements.

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

1. Description of Business

        Synchronoss Technologies, Inc. (the "Company" or "Synchronoss") is a mobile innovation company that provides software-based activation and personal cloud solutions for connected devices across the globe. Such transactions include device and service procurement, provisioning, activation, support, intelligent connectivity management and content synchronization, back-up and sharing that enable communications service providers (CSPs), cable operators/multi-services operators (MSOs), original equipment manufacturers (OEMs) with embedded connectivity (e.g. smartphones, laptops, tablets and mobile Internet devices, among others), e-Tailers/retailers and other customers to accelerate and monetize their go-to-market strategies for connected devices. This includes automating subscriber activation, order management, upgrades, service provisioning and connectivity and content management from any channel (e.g., e-commerce, telesales, enterprise, indirect and other retail outlets, etc.) to any communication service (e.g., wireless (3G, (EV-DO and HSPA), 4G, (LTE and WiMAX)), Wi-Fi, high speed access, local access, IPTV, cable, satellite TV, etc.) across any connected device type and content transfer, synchronize and share. The Company's solutions touch all aspects of connected devices on the mobile Internet.

        The Company's Activation Services and Personal Cloud platforms provide end-to-end seamless integration between customer-facing channels/applications, communication services, or devices and "back-office" infrastructure-related systems and processes. The Company's customers rely on its solutions and technology to automate the process of activation and content management for their customers' devices while delivering additional communication services. The Company's platforms also support automated customer care processes through use of highly accurate and effective speech processing technology and enable the Company's customers to offer their subscribers the ability to store in the Cloud their personal content and data which resides on their connected mobile devices, such as personal computers, smartphones and tablets. The Company's platforms are designed to be carrier-grade, high availability, flexible and scalable to enable multiple converged communication services to be managed across multiple distribution channels, including e-commerce, m-commerce, telesales, customer stores, indirect and other retail outlets, etc., allowing it to meet the rapidly changing and converging services and connected devices offered by its customers. The Company enables its customers to acquire, retain and service subscribers quickly, reliably and cost-effectively by enabling back-up, synchronization and sharing of subscriber content. Through the use of the Company's platforms, its customers can simplify the processes associated with managing the customer experience for procuring, activating, connecting, synchronizing and social media sharing connected devices and services. The extensibility, scalability and relevance of the Company's platforms enable new revenue streams and retention opportunities for its customers through new subscriber acquisitions, sale of new devices, accessories and new value-added service offerings in the Cloud, while optimizing their cost of operations and enhancing customer experience.

        The Company currently operates in and markets its solutions and services directly through its sales organizations in North America, Europe and Asia-Pacific.

        The Company's industry-leading customers include Tier 1 service providers such as AT&T Inc., Verizon Wireless, Telefonica, Orange and Vodafone, Tier 1 cable operators/MSOs like Cablevision, Comcast, and Time Warner Cable and large OEMs/e-Tailers such as Apple, Microsoft, Dell and Sony. These customers utilize the Company's platforms, technology and services to service both consumer and business customers.

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

  Revenue Recognition and Deferred Revenue

        The Company provides services principally on a transactional or subscription basis or, at times, on a fixed fee basis and recognizes the revenues as the services are performed or delivered as described below:

        Transactional and Subscription Service Arrangements:    Transaction and subscription revenues represented approximately 67%, 77%, and 79% of revenues for the years ended December 31, 2012, 2011 and 2010, respectively. Transaction and subscription revenues consist of revenues derived from the processing of transactions through the Company's service platforms, providing enterprise portal management services on a subscription basis and maintenance agreements on software licenses. Transaction service arrangements include services such as processing equipment orders, new account set-up and activation, number port requests, credit checks and inventory management. Subscription services include hosting and maintenance support services of software products.

        Transaction revenues are principally based on a contractual price per transaction and are recognized based on the number of transactions processed during each reporting period. Revenues are recorded based on the total number of transactions processed at the applicable price established in the relevant contract. The total amount of revenues recognized is based primarily on the volume of transactions. Subscription revenues are recorded on a straight-line basis over the life of the contract for subscription services and maintenance agreements.

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

        Professional Service and Software License Arrangements:    Professional service and software license revenues represented approximately 33%, 23% and 21% of revenues for the years ended December 31,

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

2. Summary of Significant Accounting Policies (Continued)

2012, 2011 and 2010, respectively. Professional services include process and workflow consulting services and development services. Professional services, when sold with non-software transactional or subscription service arrangements, are accounted for separately when the professional services have value to the customer on a standalone basis. Professional services, when sold with software transactional or subscription service arrangements are accounted for separately when the professional services have value to the customer on a standalone basis and there is objective and reliable evidence of fair value of the professional services. When accounted for separately, professional service revenues are recognized on a monthly basis, as services are performed and all other elements of revenue recognition have been satisfied.

        In determining whether professional service revenues can be accounted for separately from transaction or subscription service revenues, the Company considers the following factors for each professional services agreement: availability of the professional services from other vendors, whether objective and reliable evidence of fair value exists of the undelivered elements, the nature of the professional services, the timing of when the professional services contract was signed in comparison to the transaction or subscription service start date and the contractual independence of the transactional or subscription service from the professional services.

        If a professional service arrangement were not to qualify for separate accounting, the Company would recognize the professional service revenues ratably over the remaining term of the transaction or subscription agreement.

        Revenue from software license arrangements is recognized when the license is delivered to its customers and all of the software revenue recognition criteria are met. When software arrangements include multiple elements, the arrangement consideration is allocated at the inception to all deliverables using the residual method providing the Company has vendor specific objective evidence ("VSOE") on all undelivered elements. The Company determines VSOE for each element based on historical stand-alone sales to third parties. When sold with non-software transaction or subscription service arrangements, the arrangement consideration is allocated at the inception of an arrangement to all deliverables using the relative selling price method. The relative selling price method allocates any discount in the arrangement proportionally to each deliverable on the basis of each deliverable's selling price. The selling price used for each deliverable will be based on VSOE if available, third-party evidence ("TPE") if vendor-specific objective evidence is not available, or estimated selling price ("ESP") if neither vendor-specific objective evidence nor third-party evidence is available. The objective of ESP is to determine the price at which the Company would transact a sale if the product or service were sold on a stand-alone basis. The Company determines ESP by considering multiple factors, including, but not limited to, geographies, market conditions, competitive landscape, internal costs, gross margin objectives, and pricing practices. ESP is generally used for offerings that are not typically sold on a stand-alone basis or for new or highly customized offerings.

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

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

2. Summary of Significant Accounting Policies (Continued)

        Deferred Revenue:    Deferred revenues primarily represent billings to customers for services in advance of the performance of services, with revenues recognized as the services are rendered, and also includes the fair value of deferred revenues recorded as a result of acquisitions.

  Service Level Standards

        Pursuant to certain contracts, the Company is subject to service level standards and to corresponding penalties for failure to meet those standards. All performance-related penalties are reflected as a corresponding reduction of the Company's revenues. These penalties, if applicable, are recorded in the month incurred and were insignificant for the years ended December 31, 2012, 2011 and 2010, respectively.

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

        The Company's top five customers accounted for 76%, 86% and 83% of net revenues for 2012, 2011 and 2010, respectively. The Company's top five customers accounted for 67% and 80% of accounts receivable at December 31, 2012 and 2011, respectively. The Company is the primary provider of e-commerce transaction management solutions to the e-commerce channels of AT&T Inc. ("AT&T"), the Company's largest customer, under an agreement which was amended in 2012 to provide that it automatically renews each calendar year unless either party notifies the other party of its intention not to renew at least sixty days prior to the end of the then-current term. For the year ended December 31, 2012, AT&T accounted for approximately 46% of the Company's revenues, compared to 51% for the year ended December 31, 2011. The loss of AT&T as a customer would have a material negative impact on the Company. The Company believes that if AT&T terminated its relationship with Synchronoss, AT&T would encounter substantial costs in replacing Synchronoss' transaction management solutions. Verizon Wireless is the only other customer that accounted for more than 10% of the Company's revenues in 2012.

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

  Goodwill

        Goodwill represents the excess of the purchase price over the fair value of assets acquired, including other definite-lived intangible assets. Goodwill is not amortized, but reviewed annually for impairment or upon the occurrence of events or changes in circumstances that would more likely than not reduce the fair value of the reporting unit below its carrying amount. There were no impairment charges recognized during the years ended December 31, 2012, 2011 and 2010.

  Impairment of Long-Lived Assets

        A review of long-lived assets for impairment is performed when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. If an indication of impairment is present, the Company compares the estimated undiscounted future cash flows to be generated by the asset to the asset's carrying amount. If the undiscounted future cash flows are less than the carrying amount of the asset, the Company records an impairment loss equal to the amount by which the asset's carrying amount exceeds its fair value. The fair value is determined based on valuation techniques such as a comparison to fair values of similar assets or using a discounted cash flow analysis. There were no impairment charges recognized during the years ended December 31, 2012, 2011 and 2010.

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

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

2. Summary of Significant Accounting Policies (Continued)

  Research and Development

        Research and development costs are expensed as incurred, unless they meet GAAP criteria for deferral and amortization. Software development costs incurred prior to the establishment of technological feasibility do not meet these criteria, and are expensed as incurred. Amortization of software development costs is computed using the straight-line method over the estimated useful lives of the assets, 3 and 5 years. As of December 31, 2012, the Company had $2.0 million of unamortized software development costs and $1.3 million of amortization expense which was recognized during 2012. As of December 31, 2011, the Company had $3.1 million of unamortized software development costs and $567 of amortization expense which was recognized during 2011. Research and development expense consists primarily of costs related to personnel, including salaries and other personnel-related expenses, consulting fees and the cost of facilities, computer and support services used in service technology development. The Company also expenses costs relating to developing modifications and minor enhancements of its existing technology and services.

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

        As of December 31, 2012, and 2011 the Company had total unrecognized tax benefit reserves of $529 and $533 which includes $18 and $31 for accumulated interest related to uncertain positions, respectively. Components of the reserve are classified as either current or long-term in the consolidated balance sheet based on when the Company expects each of the items to be settled. Accordingly, the Company recorded a long-term liability for unrecognized tax benefits of $529 on the balance sheet at December 31, 2012, $343 of which would reduce the effective tax rate if recognized. The Company did not have a short term liability on the balance sheet at December 31, 2012. The Company records interest and penalties accrued in relation to uncertain income tax positions below the operating income line as a component of interest expense. Tax returns for years 2009 and thereafter are subject to future examination by tax authorities.

        In 2012, the net decrease in the reserve for unrecognized tax benefits was $8 and the net decrease for interest benefit was $13. The Company expects that the amount of unrecognized tax benefits will change during 2013; however, the Company does not expect the change to have a significant impact on its results of operations or financial position.

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

        Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains or losses, which are reflected within other income in the consolidated statement of income and were not significant for all years presented.

  Comprehensive Income

        Reporting on comprehensive income requires components of other comprehensive income, including unrealized gains or losses on available-for-sale securities, to be included as part of total comprehensive income. Comprehensive income is comprised of net income, translation adjustments and unrealized gains and losses on available-for-sale securities. The components of comprehensive income are included in the statements of comprehensive income.

  Basic and Diluted Net Income Attributable to Common Stockholders per Common Share

        The Company calculates basic and diluted per share amounts based on net earnings adjusted for the effects to earnings that would result if contingently issuable shares related to contingent consideration to be settled in the Company's stock were reported as equity for the periods presented. To calculate basic earnings per share, the Company uses the weighted average number of common shares outstanding during the period adjusted for the weighted average number of contingently issuable shares. The weighted average numbers of shares contingently issuable are calculated as if they were outstanding as of the last day of the period. The diluted earnings per share calculation is based on the weighted average number of shares of common stock outstanding adjusted for the number of additional shares that would have been outstanding had all potentially dilutive common shares been issued. Potentially dilutive shares of common stock include stock options, non-vested share awards and contingently issuable shares related to contingent consideration to be settled in stock. The dilutive effects of stock options and restricted stock awards are based on the treasury stock method. The dilutive effects of the contingent consideration to be settled in stock are calculated as if the contingently issuable shares were outstanding as of the beginning of the period. The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net income attributable to common stockholders per common share. Stock options that are anti-dilutive

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

2. Summary of Significant Accounting Policies (Continued)

and excluded from the following table totaled 1,840, 947, and 1,918 for the years ended December 31, 2012, 2011 and 2010, respectively.

	Year Ended December 31,
	2012	2011	2010
Numerator:
Net income attributable to common stockholders	$27,083	$15,126	$3,874
Income effect for equity mark-to-market on contingent consideration obligation, net of tax	—	1,466	(10)

Net income applicable to shares of common stock for earnings per share	$27,083	$16,592	$3,864

Denominator:
Weighted average common shares outstanding—basic	38,195	37,372	31,971
Dilutive effect of:
Net issuable common share equivalents	—	—	42
Options and unvested restricted shares	931	1,247	998

Weighted average common shares outstanding—diluted	39,126	38,619	33,011

  Stock-Based Compensation

        As of December 31, 2012, the Company maintains three stock-based compensation plans. The Company utilizes the Black-Scholes pricing model to determine the fair value of stock options on the dates of grant. Restricted stock awards are measured based on the fair market values of the underlying stock on the dates of grant. The Company recognizes stock-based compensation over the requisite service period with an offsetting credit to additional paid-in capital.

        For the Company's performance restricted stock awards the Company estimates the number of shares the recipient is to receive by applying a probability of achieving the performance goals. The actual number of shares the recipient receives is determined at the end of the annual performance period based on the results achieved versus goals based on its annual performance targets, such as operating income. Once the number of awards is determined, the compensation cost is fixed and continues to be recognized using the accelerated attribution recognition over the requisite service period for each vesting tranche.

        The Company classifies benefits of tax deductions in excess of the compensation cost recognized (excess tax benefits) as a financing cash inflow with a corresponding operating cash outflow. The Company included $6.9 million, $3.6 million and $2.4 million of excess tax benefits as a financing cash inflow for the years ended December 31, 2012, 2011 and 2010, respectively.

  Impact of Recently Issued Accounting Standards

        During the year ended December 31, 2012, the Company adopted amendments to disclosure requirements for common fair value measurement. These amendments result in common definition of fair value and common requirements for measurement of and disclosure requirements between U.S. GAAP and IFRS. Consequently, the amendments change some fair value measurement principles

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

2. Summary of Significant Accounting Policies (Continued)

and disclosure requirements. The implementation of this amended accounting guidance has not had a material impact on the Company's consolidated financial statements or disclosures.

        During the year ended December 31, 2012, the Company adopted amendments to disclosure requirements for presentation of comprehensive income. This guidance requires presentation of total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. For purposes of the interim financial statements, the Company included total comprehensive income on the face of the income statement.

        During the year ended December 31, 2012, the Company adopted amendments to simplify how entities test goodwill for impairment. These amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The implementation of this amended accounting guidance has not had a material impact on the Company's consolidated financial statements or disclosures.

  Segment and Geographic Information

        The Company currently operates in one business segment providing critical technology services to providers of communication devices and associated subscriber services. The Company is not organized by market and is managed and operated as one business. A single management team reports to the chief operating decision maker who comprehensively manages the entire business. The Company does not operate any separate lines of business or separate business entities with respect to its services. Accordingly, the Company does not accumulate a complete set of discrete financial information with respect to separate service lines and does not have separately reportable segments. Although, the Company operates in North America, Europe and Asia-Pacific a majority of the Company's revenue and long lived assets are in the US.

        Revenues by geography are based on the billing addresses of the Company's customers. The following tables set forth revenues and property and equipment, net by geographic area:

	Year Ended December 31,
	2012	2011	2010
Revenues
Domestic	$252,292	$220,406	$164,524
Foreign	21,400	8,678	1,445

Total	$273,692	$229,084	$165,969

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

2. Summary of Significant Accounting Policies (Continued)

	December 31,
	2012	2011
Property and equipment, net:
Domestic	$52,852	$34,075
Foreign	5,310	894

Total	$58,162	$34,969

3. Acquisition

  Newbay Software Limited ("Newbay")

        On December 24, 2012 the Company acquired 100% of the capital stock of Newbay, an Ireland company, and its subsidiaries, for cash consideration of $55.5 million. Newbay has operations in Europe and the U.S.

        The Company accounted for this business combination by applying the acquisition method, and accordingly, the purchase price was allocated to the tangible assets acquired and liabilities assumed based upon their fair values at the acquisition date. The excess of the purchase price over the net tangible assets and liabilities, approximately $23.8 million was recorded as goodwill, which is not tax deductible. The Company is in the process of finalizing the purchase allocation, thus the provisional measures of deferred revenue, deferred income taxes, intangibles and goodwill are subject to change. The Company expects the purchase price allocation will be finalized in 2013.

        In December 2012, the Company entered into a patent license and settlement agreement with Newbay and its parent corporation Research in Motion, Ltd. ("RIM") (now called BlackBerry) whereby the Company granted each of RIM and Newbay a limited license to the Company's patents. As part of the business combination accounting rules, the Company calculated the fair value of the effective settlement using an income approach derived from historical and estimated future cash flow information.

        The Company believes that the acquisition of Newbay has the potential to accelerate and expand the Company's Cloud offerings. In addition the Company believes it will increase the Company's penetration of its domestic customer base and other high growth markets through cross channel marketing into Newbay's customer accounts.

        Total purchase price is summarized as follows:

December 24, 2012
Total consideration	$55,500
Closing Adjustment	(2,947)

Total purchase price	$52,553

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

3. Acquisition (Continued)

  Allocation of Consideration Transferred

        The following table summarizes the preliminary estimated fair values of the Newbay assets and liabilities assumed at the acquisition date:

December 24, 2012
Cash and cash equivalents	$2,444
Accounts receivable	5,748
Prepaid expenses and other assets	3,838
Intangible assets	27,989
Property and equipment	4,543
Other assets, non-current	1,089

Total identifiable assets acquired	45,651
Accounts payable and accrued liabilities	(13,575)
Deferred revenue	(563)
Deferred tax liability	(362)
Captial lease	(2,348)

Total liabilities assumed	(16,848)
Net identifiable assets acquired	28,803
Goodwill	23,750

Net assets acquired	$52,553

        The Company recorded $28.0 million in intangible assets as of the acquisition date with a weighted-average amortization period of 8 years and is amortizing the value of the trade name, technology, and customer relationships over an estimated useful life of 2, 7, and 10 years, respectively.

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

3. Acquisition (Continued)

        Intangible assets related to the Newbay acquisition as of December 31, 2012 consist of the following:

Intangible assets:
Trade name	$238
Accumulated amortization	—

Trade name, net	238

Technology	21,012
Accumulated amortization	—

Technology, net	21,012

Customer relationships	6,739
Accumulated amortization	—

Customer relationships, net	6,739

Intangibles assets, net	$27,989

  Deferred Revenues

        In connection with the purchase price allocation, the Company estimated the fair value of the service obligations assumed from Newbay as a consequence of the acquisition. The estimated fair value of the service obligations was determined using a cost build-up approach. The cost build-up approach determines fair value by estimating the costs relating to fulfilling the obligations plus a normal profit margin of a market participant. The estimated costs to fulfill the service obligations were based on the historical direct costs and indirect costs related to Newbay's service agreements with its customers. The Company recorded $563 of deferred revenue to reflect the estimate of the fair value of Newbay's service obligations assumed.

  Pro Forma

        The following unaudited pro forma financial information reflects the consolidated results of operations of Synchronoss as if the acquisition of Newbay had taken place on January 1, 2012 and 2011. The pro forma information includes adjustments for the amortization of intangible assets. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transaction been effected on the assumed date.

	Year Ended December 31,
	2012	2011
Net Sales	$310,725	$261,867
Net earnings	23,655	5,372

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

3. Acquisition (Continued)

  Spatial Systems Nominees PTY LTD ("Spatial")

        On November 30, 2012 the Company acquired 100% of the capital stock of Spatial, an Australian company with operations in the US as well, for total cash consideration of $31.0 million and issued approximately 240 shares of the Company's Common Stock. The total cash consideration was comprised of $30.0 million for the purchase of all of the shares of Spatial and $1.0 million for the estimated surplus working capital on the date of purchase. Of the 240 shares of the Company's Common Stock issued, only a portion valued at approximately $1.4 million based on the Company's November 30, 2012 closing stock price per shares were considered purchase price. The remaining value of the shares will be recognized as compensation expense and amortized over the service period of three years. In addition, the Company potentially may make payments totaling up to approximately $5.0 million in cash and may issue up to 260 shares of stock based on the ability to achieve a range of business objectives for the period from December 1, 2012 through November 30, 2013.

        The Company accounted for this business combination by applying the acquisition method, and accordingly, the purchase price was allocated to the tangible assets acquired and liabilities assumed based upon their fair values at the acquisition date. The excess of the purchase price over the net tangible assets and liabilities, approximately $24.4 million was recorded as goodwill, which is not tax deductible. The Company is in the process of finalizing the purchase allocation, thus the provisional measures of deferred revenue, deferred income taxes, intangibles and goodwill are subject to change. The Company expects the purchase price allocation will be finalized in 2013. The results of Spatial's operations have been included in the consolidated financial statements since the acquisition date. Pro forma results of operations for the acquisition have not been presented because the effects of the acquisition were not material to the Company's prior financial statements.

        The Company believes that Spatial will help to augment the Company's activation services offerings with more powerful broadband bundled offerings and expand into new and emerging markets. In addition, the acquisition of Spatial will help to increase the Company's penetration of its domestic customer base and expand the Company's engagements in the Asia-Pacific markets.

  Allocation of Consideration Transferred

        Total purchase price is summarized as follows:

November 30, 2012
Cash consideration	$30,000
Working Capital Surplus	996
Value of Synchronoss common stock issued	1,386
Estimated fair value of the Earn-out payments	4,600

Total purchase price	$36,982

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

3. Acquisition (Continued)

        The following table summarizes the preliminary estimated fair values of the assets and liabilities assumed at the acquisition date:

November 30, 2012
Cash and cash equivalents	$2,395
Accounts receivable	6,994
Prepaid expenses and other assets	229
Property and equipment	584
Intangible assets	11,197
Other assets, non-current	70

Total identifiable assets acquired	21,469
Accounts payable and accrued liabilities	(4,900)
Deferred revenue	(1,477)
Deferred tax liability	(2,071)
Other liabilities, non-current	(389)

Total liabilities assumed	(8,837)
Net identifiable assets acquired	12,632
Goodwill	24,350

Net assets acquired	$36,982

        The Company recorded $11.2 million in intangible assets as of the acquisition date with a weighted-average amortization period of 7 years and is amortizing the value of the trade name, technology, and customer relationships over an estimated useful life of 2, 6, and 8 years, respectively. Amortization expense related to the acquired intangible assets resulting from the Spatial acquisition, which is included in depreciation and amortization expense, was approximately $139 for the year ended December 31, 2012.

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

3. Acquisition (Continued)

        Intangible assets related to the Spatial Systems acquisition as of December 31, 2012 consist of the following:

Intangible assets:
Trade name	$568
Accumulated amortization	(24)

Trade name, net	544

Technology	4,409
Accumulated amortization	(44)

Technology, net	4,365

Customer relationships	6,220
Accumulated amortization	(71)

Customer relationships, net	6,149

Intangibles assets, net	$11,058

  SpeechCycle Inc. ("SpeechCycle")

        On May 7, 2012, the Company acquired 100% of the capital stock of SpeechCycle, a Delaware corporation, for the total cash consideration of $27.0 million with the potential for additional earn-out consideration of up to $12.0 million based on the ability to achieve a range of business objectives. The total cash consideration was comprised of $26.0 million for the purchase of all of the shares and warrants of SpeechCycle and $1.0 million for the estimated surplus working capital on the date of purchase. The maximum earn-out that could be paid to existing employees of SpeechCycle is $9.1 million and actual amounts will be recorded as compensation expense over the service period.

        The Company accounted for this business combination by applying the acquisition method, and accordingly, the purchase price was allocated to the assets and liabilities assumed based upon their fair values at the acquisition date. The excess of the purchase price over the net assets and liabilities, approximately $12.7 million, was recorded as goodwill, which is not tax deductible. The Company is in the process of finalizing the purchase allocation, thus the provisional measures of deferred income taxes, intangibles and goodwill are subject to change. The Company expects the purchase price allocation will be finalized in 2013. The results of SpeechCycle's operations have been included in the consolidated financial statements since the acquisition date. Pro forma results of operations for the acquisition have not been presented because the effects of the acquisition were not material to the Company's prior financial statements.

        The Company believes that SpeechCycle will help to augment and expand the Company's self-service customer care solutions. In addition, the acquisition of SpeechCycle is expected to help increase the Company's penetration of its existing domestic customer base and other high growth markets through cross channel marketing into SpeechCycle's customer accounts.

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

3. Acquisition (Continued)

  Allocation of Consideration Transferred

        Total purchase price is summarized as follows:

May 7, 2012
Cash consideration	$26,000
Working Capital Surplus	1,000
Estimated fair value of the Earn-out payments	1,090

Total purchase price	$28,090

        The following table summarizes the preliminary estimated fair values of the assets and liabilities assumed at the acquisition date:

May 7, 2012
Cash and cash equivalents	$548
Accounts receivable	1,865
Prepaid expenses and other assets	91
Intangible assets	15,790
Other assets, non-current	7

Total identifiable assets acquired	18,301
Accounts payable and accrued liabilities	(1,896)
Deferred tax liability	(1,044)

Total liabilities assumed	(2,940)
Net identifiable assets acquired	15,361
Goodwill	12,729

Net assets acquired	$28,090

        The Company recorded $15.8 million in intangible assets as of the acquisition date with a weighted-average amortization period of 8 years and is amortizing the value of the trade name, technology, and customer relationships over an estimated useful life of 2, 7, and 10 years, respectively. Amortization expense related to the acquired intangible assets resulting from the SpeechCycle acquisition, which is included in depreciation and amortization expense, was approximately $1.3 million for the year ended December 31, 2012.

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

3. Acquisition (Continued)

        Intangible assets related to the SpeechCycle acquisition as of December 31, 2012 consist of the following:

Intangible assets:
Trade name	$90
Accumulated amortization	(30)

Trade name, net	60

Technology	9,000
Accumulated amortization	(846)

Technology, net	8,154

Customer relationships	6,700
Accumulated amortization	(447)

Customer relationships, net	6,253

Intangibles assets, net	$14,467

  Miyowa S.A. ("Miyowa")

        On December 30, 2011 the Company acquired 100% of the capital stock of Miyowa, a French company, for cash consideration of $50.1 million with the potential for additional earn-out consideration of up approximately $13.4 million based on the achievement of certain financial targets and contract milestones for the year ending December 31, 2012. The maximum that could be paid to existing employees of Miyowa is $2.9 million and actual amounts will be recorded as compensation expense over the service period.

        The Company accounted for this business combination by applying the acquisition method, and accordingly, the purchase price was allocated to the tangible assets acquired and liabilities assumed based upon their fair values at the acquisition date. The excess of the purchase price over the net tangible assets and liabilities, approximately $26.7 million, was recorded as goodwill, which is not tax deductible.

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

3. Acquisition (Continued)

        The following table summarizes the estimated fair values of the assets and liabilities assumed at the acquisition date:

December 31, 2011
Cash and cash equivalents	$2,221
Accounts receivable	2,781
Prepaid expenses and other assets	4,477
Property and equipment	194
Deferred tax assets, net	8
Intangible assets	32,414
Other assets, non-current	113

Total identifiable assets acquired	42,208
Accounts payable and accrued liabilities	(3,964)
Deferred tax liability	(6,160)
Deferred revenue	(182)
Other liabilities, non-current	(29)

Total liabilities assumed	(10,335)
Net identifiable assets acquired	31,873
Goodwill	26,651

Net assets acquired	$58,524

  Acquisition-related Costs

        Acquisition-related costs recognized during the year ended December 31, 2012, including transaction costs such as employee retention, legal, accounting, valuation and other professional services, were $2.9 million.

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

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

4. Fair Value Measurements of Assets and Liabilities (Continued)

        The following is a summary of assets and liabilities held by the Company and their related classifications under the fair value hierarchy at December 31, 2012 and 2011:

	December 31,
	2012	2011
Level 1(A)	$41,395	$99,315
Level 2(B)	15,474	53,261
Level 3(C)	(8,379)	(13,167)

Total	$48,490	$139,409

(A)
Level 1 assets include money market funds and enhanced income money market funds which are classified as cash equivalents and marketable securities, respectively.

(B)
Level 2 assets include certificates of deposit, municipal bonds and corporate bonds which are classified as marketable securities.

(C)
Level 3 liabilities include the contingent consideration obligation.

        The Company utilizes the market approach to measure fair value for its financial assets. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets. The Company's marketable securities investments classified as Level 2 primarily utilize broker quotes in a non-active market for valuation of these securities. No transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy occurred during the year ended December 31, 2012.

        The aggregate fair value of available for sale securities and aggregate amount of unrealized gains and losses for available for sale securities at December 31, 2012 were as follows:

		Aggregate Amount of Unrealized
	Aggregate Fair Value
		Gains	Losses
Due in one year or less	$20,188	$18	$(41)
Due after one year, less than five years	653	1	(1)

	$20,841	$19	$(42)

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

        Unrealized gains and losses are reported as a component of accumulated other comprehensive loss in stockholders' equity. The net unrealized (loss) gain net of tax was $123 and $(207) as of December 31, 2012 and 2011, respectively. During the year ended December 31, 2012, the Company received $52.8 million in proceeds from the sale of its marketable securities and recognized $264 of net losses. The cost of securities sold is based on specific identification method. The Company evaluates investments with unrealized losses to determine if the losses are other than temporary. The Company has determined that the gross unrealized losses at December 31, 2012 and 2011 are temporary. In making this determination, the Company considered the financial condition, credit ratings and near-term prospects of the issuers, the underlying collateral of the investments, and the magnitude of the losses as compared to the cost and the length of time the investments have been in an unrealized loss position. Additionally, while the Company classifies the securities as available for sale, the Company does not currently intend to sell such investments and it is more likely than not to recover the carrying value prior to being required to sell such investments.

        The Company determined the fair value of the contingent consideration obligation based on a probability-weighted income approach derived from quarterly revenue estimates and a probability assessment with respect to the likelihood of achieving the various performance criteria. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement. The significant unobservable inputs used in the fair value measurement of the Company's contingent consideration obligation are the probabilities of achieving certain financial targets and contractual milestones. Significant increases (decreases) in any of those probabilities in isolation may result in a higher (lower) fair value measurement. No changes in valuation techniques occurred during the year ended December 31, 2012. During the year ended December 31, 2012, the Company paid approximately $2.3 million to the former FusionOne employees at the completion of the service period for the FusionOne contingent consideration obligation and $3.5 million to the former stock-holders of Sapience Knowledge Systems, Inc. ("SKS") and employees at the completion of the SKS Earn-out milestones.

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

4. Fair Value Measurements of Assets and Liabilities (Continued)

        The changes in fair value of the Company's Level 3 contingent consideration obligation during the year ended December 31, 2012 were as follows:

Level 3
Balance at December 31, 2011	$13,167
Fair value adjustment to contingent consideration obligation included in net income	(6,235)
FusionOne Earn-out payment	(2,334)
SKS Earn-out payment	(3,466)
Earn-out compensation due to Miyowa employees	203
Fx impact of change in contingent consideration obligation	(20)
Addition of SpeechCycle Earn-out	1,090
Earn-out compensation due to SpeechCycle employees	1,374
Addition of SpatialInfo Earn-out	4,600

Balance at December 31, 2012	$8,379

5. Property and Equipment

        Property and equipment consist of the following:

	December 31,
	2012	2011
Computer hardware	$33,381	$37,012
Computer software	18,313	19,846
Construction in-progress	8,755	483
Furniture and fixtures	3,568	1,614
Building	8,808	8,808
Leasehold improvements	9,931	7,940

	82,756	75,703
Less: Accumulated depreciation	(24,594)	(40,734)

	$58,162	$34,969

        Depreciation expense was approximately $14.5 million, $10.5 million, and $7.0 million for 2012, 2011, and 2010, respectively. Amortization of property and equipment recorded under a capital lease is included with depreciation expense.

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

6. Accrued Expenses

        Accrued expenses consist of the following:

	December 31,
	2012	2011
Accrued compensation and benefits	$15,687	$13,520
Accrued third party processing fees	4,139	1,369
Accrued accounting fees	928	692
Accrued consulting fees	2,136	1,160
Accrued acquistion costs	5,303	1,500
Accrued other	6,954	5,012
Accrued income tax payable	1,922	900

	$37,069	$24,153

7. Capital Structure

        As of December 31, 2012, the Company's authorized capital stock was 110,000 shares of stock with a par value of $0.0001, of which 100,000 shares were designated common stock and 10,000 shares were designated preferred stock.

  Common Stock

        Each holder of common stock is entitled to vote on all matters and is entitled to one vote for each share held. Dividends on common stock will be paid when, as and if declared by the Company's board of directors. No dividends have ever been declared or paid by the Company. As of December 31, 2012, there were 38,674 shares of common stock issued, 5,097 shares of common stock reserved for issuance under the Company's 2000 Stock Plan (the "2000 Plan"), 10,000 shares of common stock reserved for issuance under the Company's 2006 Equity Incentive Plan (the "2006 Plan"), and 0 shares of common stock reserved for issuance under the Company's 2010 New Hire Equity Incentive Plan (the "2010 Plan").

  Preferred Stock

        There are no shares of preferred stock outstanding as of December 31, 2012 or 2011. The board of directors is authorized to issue preferred shares and has the discretion to determine the rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences of preferred stock.

  Registration Rights

        Holders of shares of common stock which were issued upon conversion of the Company's Series A preferred stock are entitled to have their shares registered under the Securities Act of 1933, as amended (the "Securities Act"). Under the terms of an agreement between the Company and the holders of these securities which include registration rights, if the Company proposes to register any of its securities under the Securities Act, either for its own account or for the account of others, these

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

7. Capital Structure (Continued)

stockholders are entitled to notice of such registration and are entitled to include their shares in such registration.

8. Stock Plans

        As of December 31, 2012, the Company maintains three stock incentive plans, the 2000 Plan, the 2006 Plan and the 2010 Plan. The Company's board of directors administers the 2000 Plan, the 2006 Plan, and the 2010 Plan and is responsible for determining the individuals to be granted options or shares, the number of options or shares each individual will receive, the price per share and the exercise period of each option.

        Under the 2000 Plan, the Company has the ability to provide employees, outside directors and consultants an opportunity to acquire a proprietary interest in the success of the Company or to increase such interest by receiving options or purchasing shares of the Company's stock at a price not less than the fair market value at the date of grant for incentive stock options and a price not less than 30% of the fair market value at the date of grant for non-qualified options. Under the 2006 Plan and 2010 Plan, the Company may grant to its employees, outside directors and consultants awards in the form of incentive stock options, non-qualified stock options, shares of restricted stock and stock units or stock appreciation rights. During the year ended December 31, 2012, options to purchase 363 shares of common stock were granted under the 2006 Plan. Under the Company's Plans, options may be exercised in whole or in part for 100% of the shares subject to vesting at any time after the date of grant. Options under the Company's 2000 and 2006 Plans generally vest 25% on the first year anniversary of the date of grant plus an additional 1/48th for each month of continuous service thereafter. Options under the Company's 2010 Plan generally vest the first 50% on the second year anniversary from July 19, 2010 and an additional 1/48th for each month of continuous service thereafter.

        During 2012, the Company issued approximately 269 shares of restricted stock and reduced the amount reserved to grant 420 shares of stock related to the 2010 performance share grant. As of December 31, 2012, the Company had a remaining 461 shares of restricted stock reserved for the 2011 performance share grant. The actual number of shares to be issued, which could range from 0 to 461, is dependent upon the Company's revenue and operating income against target. The additional shares, if any, will be issued in early 2013. As of December 31, 2012, there were 2,220 shares available for grant or award under the Company's Plans.

        The Company utilizes the Black-Scholes option pricing model for determining the estimated fair value for stock option awards. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Expected volatility was calculated based on a weighted-average of the Company's historical stock information. The average expected life was determined using the Company's historical data. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant. The Company has never declared or paid cash dividends on its common or preferred equity and does not anticipate paying any cash dividends in the foreseeable future. Forfeitures are estimated based on

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

8. Stock Plans (Continued)

voluntary termination behavior, as well as a historical analysis of actual option forfeitures. The weighted-average assumptions used in the Black-Scholes option pricing model are as follows:

	Year Ended December 31,
	2012	2011	2010
Expected stock price volatility	68%	69%	62%
Risk-free interest rate	0.80%	1.12%	2.45%
Expected life of options (in years)	4.8	4.7	4.9
Expected dividend yield	0%	0%	0%

        The weighted-average fair value (as of the date of grant) of the options granted during the year ended December 31, 2012, 2011 and 2010 was $13.47, $17.04 and $11.18, respectively. During the years ended December 31, 2012, 2011 and 2010, the Company recorded total pre-tax stock-based compensation expense of $20.4 million ($12.9 million after tax or $0.33 per diluted share), $22.1 million ($14.1 million after tax or $0.37 per diluted share), and $13.6 million ($6.9 million after tax or $0.21 per diluted share), respectively, which includes the fair value for equity awards issued after January 1, 2006. The total stock-based compensation cost related to non-vested equity awards not yet recognized as an expense as of December 31, 2012 was approximately $33.1 million. That cost is expected to be recognized over a weighted-average period of approximately 2.50 years.

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

8. Stock Plans (Continued)

  Stock Options

        The following table summarizes information about shares available for grant and stock options outstanding.

Options	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2009	4,623	$13.44
Options Granted	1,852	21.69
Options Exercised	(731)	11.07
Options Cancelled	(183)	17.52

Outstanding at December 31, 2010	5,561	16.36
Options Granted	630	30.17
Options Exercised	(1,444)	12.26
Options Cancelled	(449)	20.21

Outstanding at December 31, 2011	4,298	19.36
Options Granted	363	24.19
Options Exercised	(634)	12.55
Options Cancelled	(51)	20.35

Outstanding at December 31, 2012	3,976	$20.88	4.87	$15,388

Vested or expected to vest at December 31, 2012	3,824	$20.70	4.83	$15,275

Exercisable at December 31, 2012	2,461	$18.83	4.28	$13,372

        As of December 31, 2012 and 2011, the weighted-average remaining contractual life of outstanding options was approximately 4.9 and 5.0 years, respectively. As of December 31, 2012 and 2011, the weighted-average remaining contractual life of exercisable options was approximately 4.3 and 4.4 years, respectively. Options vested as of December 31, 2012 have an aggregate intrinsic value of approximately $13.4 million. Options outstanding as of December 31, 2012 have an aggregate intrinsic value of approximately $15.4 million. The total intrinsic value (the excess of the market price over the exercise price) for stock options exercised in 2012, 2011, and 2010 was approximately $9.5 million, $28.4 million, and $9.2 million, respectively. The amount of cash received from the exercise of stock options was approximately $7.9 million in 2012. For the years ended December 31, 2012 and 2011, the total fair value of vested options was approximately $13.6 million and $11.1 million, respectively. As of December 31, 2012 and 2011 the weighted-average fair value (as of the date of grant) of the non-vested options was $11.45 and $11.52, respectively. During the year ended December 31, 2012 the weighted-average fair value (as of the date of grant) of options granted, vested and forfeited was $13.47, $9.79 and $10.03, respectively.

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

8. Stock Plans (Continued)

        The following table summarizes stock options outstanding and exercisable at December 31, 2012:

	Outstanding			Exercisable
Range of Exercise Price	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Number of Options	Weighted Average Exercise Price
$0.29 - $9.93	540	$8.72	3.16	539	$8.72
$10.04 - $14.00	951	$12.81	5.86	755	$12.70
$15.89 - $20.71	495	$19.52	5.27	153	$18.92
$20.91 - $24.46	485	$21.61	4.43	301	$21.92
$26.83 - $27.92	511	$27.53	4.65	270	$27.58
$28.46 - $30.41	229	$30.16	6.24	45	$30.05
$30.50 - $30.50	479	$30.50	5.93	120	$30.50
$31.71 - $38.62	286	$36.28	2.46	278	$36.39

	3,976			2,461

        A summary of the Company's non-vested restricted stock activity and the balance at December 31, 2012, is presented below:

Non-Vested Restricted Stock	Number of Awards	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2009	114	$12.62
Granted	132	$23.86
Vested	(59)	$14.38
Forfeited	—	$—

Non-vested at December 31, 2010	187	$20.01
Granted	530	$27.48
Vested	(186)	$20.66
Forfeited	(20)	$28.50

Non-vested at December 31, 2011	511	$27.72
Granted	809	$23.94
Vested	(410)	$27.09
Forfeited	(44)	$28.97

Non-vested at December 31, 2012	866	$24.43

  Employee Stock Purchase Plan

        On February 1, 2012, the Company established a ten year Employee Stock Purchase Plan ("ESPP" or "the Plan") for certain eligible employees. The Plan is to be administered by the Company's Board of Directors. The total number of shares available for purchase under the Plan is 500 shares of the Company's Common Stock. Employees participate over a six month period through payroll withholdings and may purchase, at the end of the six month period, the Company's Common Stock at

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

8. Stock Plans (Continued)

the lower of 85% of the fair market value on the first day of the offering period or the fair market value on the purchase date. No participant will be granted a right to purchase Common Stock under the Plan if such participant would own more than 5% of the total combined voting power of the Company. In addition, no participant may purchase more than one share of Common Stock within any purchase period.

        The expected life of ESPP shares is the average of the remaining purchase period under each offering period. The weighted-average assumptions used to value employee stock purchase rights during December 31, 2012 were as follows:

Year Ended December 31,
2012
Expected stock price volatility	68%
Risk-free interest rate	0.92%
Expected life of ESPP shares (in years)	0.5
Expected dividend yield	0%

        During the year ended December 31, 2012, the Company recorded $457 of compensation expense related to the ESPP. During the year ended December 31, 2012, the Company sold a total of 33 shares of its Treasury Stock pursuant to purchases under its ESPP Plan. Cash received from purchases through the ESPP Plan during the year ended December 31, 2012, was approximately $612 and is included within the financing activities section of the consolidated statements of cash flows. There were no shares purchased during the year ended December 31, 2011. The total unrecognized compensation expense related to the ESPP was approximately $62 which is expected to be recognized over the remainder of the offering period.

  Treasury Stock

        On May 8, 2012, the Company's Board of Directors authorized a stock repurchase program to purchase up to $25 million of the Company's outstanding Common Stock. The duration of the repurchase program is twelve months. Under the program, the Company may purchase shares of its Common Stock in the open market, through block trades or otherwise at prices deemed appropriate by the Company. The timing and amount of repurchase transactions under the program will depend on available working capital. As of December 31, 2012, a total of 1.2 million shares have been purchased under the program for an aggregate purchase price of $24.6 million. The Company classifies Common Stock repurchased as Treasury Stock on its balance sheet.

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

8. Stock Plans (Continued)

program and a total of 669 shares were repurchased for an aggregate purchase price of $20.0 million. The Company classifies common stock repurchased as treasury stock on its balance sheet.

9. 401(k) Plan

        The Company has a 401(k) plan (the "Plan") covering all eligible employees. The Plan allows for a discretionary employer match. The Company incurred and expensed $1.3 million, $1.1 million, and $782 for the years ended December 31, 2012, 2011 and 2010, respectively, in Plan match contributions.

10. Income Taxes

        The components of income before income taxes are as follows:

	Year Ended December 31,
	2012	2011	2010
Domestic	$40,680	$11,584	$7,198
Foreign	1,984	6,775	1,899

Total	$42,664	$18,359	$9,097

        The components of income tax (expense) benefit are as follows:

	Year Ended December 31,
	2012	2011	2010
Current:
Federal	$(10,544)	$(2,328)	$(2,672)
State	(2,409)	(718)	(1,733)
Foreign	(1,076)	(829)	(742)
Deferred:
Federal	(1,809)	29	(713)
State	(227)	562	510
Foreign	484	51	127

Income tax expense	$(15,581)	$(3,233)	$(5,223)

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

10. Income Taxes (Continued)

        A reconciliation of the statutory tax rates and the effective tax rates for the years ended December 31, 2012, 2011 and 2010 are as follows:

	Year Ended December 31,
	2012	2011	2010
Statutory rate	35%	34%	35%
State taxes, net of federal benefit	4%	—	7%
Effect of Rates Different than Statutory	(1)%	(6)%	(2)%
Non-deductible stock based compensation	1%	(1)%	6%
Other permanent adjustments	1%	1%	1%
Fair market value adjustment on Earn-out	(5)%	5%	18%
Research and development credit	(1)%	(8)%	(5)%
Federal net operating losses	—	(9)%	—
Other	3%	2%	(3)%

Net	37%	18%	57%

        Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

	December 31,
	2012	2011
Deferred tax assets:
Accrued liabilities	$108	$507
Deferred revenue	532	303
Bad debts reserve	40	142
Deferred compensation	12,671	11,196
Federal net operating loss carry forwards	24,658	23,404
State net operating loss carry forwards	2,970	3,585
Foreign net operating loss carry forwards	7,423	4,908
Deferred rent	477	127
Capital loss carryforward	119	—
Other	1,060	211

Total deferred tax assets	$50,058	$44,383
Deferred tax liabilities:
Intangible assets	$(31,611)	$(21,395)
Fixed assets	(7,372)	(6,191)

Total deferred tax liabilities	(38,983)	(27,586)
Less: valuation allowance	—	(253)

Net Deferred Income Tax Assets	$11,075	$16,544

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

10. Income Taxes (Continued)

        The following table indicates where net deferred income taxes have been classified in the Balance Sheet:

	December 31,
	2012	2011
Current deferred tax assets	$4,114	$3,959
Less: Valuation allowance	—	(21)

Net current deferred tax assets	4,114	3,938
Non-current deferred tax assets	6,961	12,837
Less: Valuation allowance	—	(231)

Net non-current deferred tax assets	6,961	12,606

Net Deferred Tax Assets	$11,075	$16,544

        At December 31, 2012, the Company had approximately $70.5 million of federal net operating losses, approximately $60.6 million of state net operating losses, and approximately $36.9 million of foreign net operating losses. These federal and state net operating loss carryforwards begin to expire in 2013 and are subject to certain limitations under Internal Revenue Code Section 382 due to the changes in ownership of the acquired companies. The foreign net operating losses generally do not expire.

        During 2012, the Company settled the examination of its 2009 federal tax return with the Internal Revenue Service, resulting in a small refund.

        In January 2013, the Income Tax Department of India closed the 2009 income tax examination of the Company's wholly-owned subsidiary, Synchronoss Technologies India, without changes. Examinations of 2010 and 2011 are in progress. The Company believes the result of these audits will not have a material effect on its financial position or results of operations.

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

10. Income Taxes (Continued)

        The Company has not provided taxes for undistributed earnings of its foreign subsidiaries except to the extent that the Company does not plan to reinvest such earnings indefinitely outside the United States. If the cumulative foreign earnings exceed the amount the Company intends to reinvest in foreign countries in the future, the Company would provide for taxes on such excess amount. The undistributed earnings of the foreign subsidiaries which the Company plans to reinvest indefinitely outside the United States is approximately $13.1 million.

        A reconciliation of the amounts of unrecognized tax benefits excluding interest is as follows:

Unrecognized tax benefit at December 31, 2009	875
Increases for tax positions taken during prior year	22
Decreases for tax positions taken during prior year	(44)
Reduction due to lapse of applicable statue of limitations	(460)
Increases for tax positions of current period	153

Unrecognized tax benefit at December 31, 2010	546
Increases for tax positions taken during prior year	17
Decreases for tax positions taken during prior year	(78)
Reduction due to lapse of applicable statue of limitations	(169)
Increases for tax positions of current period	187

Unrecognized tax benefit at December 31, 2011	503
Increases for tax positions taken during prior year	141
Decreases for tax positions taken during prior year	—
Reduction due to lapse of applicable statue of limitations	(158)
Increases for tax positions of current period	25

Unrecognized tax benefit at December 31, 2012	511

        The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in interest expense. The liability for unrecognized tax benefits includes accrued interest of $18 and $31 at December 31, 2012 and 2011, respectively.

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

11. Commitments and Contingencies

  Leases

        The Company leases office space, automobiles and office equipment under non-cancellable lease agreements, which expire through December 2025. Aggregate annual future minimum lease payments under these non-cancellable leases are as follows:

Year Ending December 31:
2013	$11,369
2014	9,316
2015	7,342
2016	5,681
2017 and thereafter	23,257

$56,965

        Rent expense for the years ended December 31, 2012, 2011 and 2010 was $5.7 million, $2.9 million, and $2.2 million, respectively.

12. Goodwill and Intangibles

  Goodwill

        The following table shows the adjustment to goodwill during 2012 and 2011:

Balance at December 31, 2010	$19,063
Acquisitions	37,191
Reclassifications, adjustments and other	(1,637)

Balance at December 31, 2011	$54,617
Acquisitions	61,105
Reclassifications, adjustments and other	(205)

Balance at December 31, 2012	$115,517

        The reclassifications, adjustment and other of $205 for the year 2012 is primarily related to adjustments to deferred taxes as a result of changes to acquired tax attributes. The reclassifications, adjustment and other of $1.6 million for the year 2011 is primarily related to the Company's deferred taxes as a result of changes to the apportionment used related to its state effective tax rate.

        The Company performs an impairment study of the Company's goodwill annually. There were no impairment charges recognized during the years ended December 31, 2012 and 2011.

  Other Intangible Assets

        The Company's intangible assets with definite lives consist primarily of trade names, technology, and customer lists and relationships. These intangible assets are being amortized on the straight-line method over the estimated useful lives of the assets ranging from 2-25 years. Amortization expense

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

12. Goodwill and Intangibles (Continued)

related to currently existing intangible assets for the years ended December 31, 2012, 2011 and 2010 was $8.7 million, $3.6 million, and $2.2 million, respectively.

        The Company's intangible assets consist of the following:

December 31, 2012
Intangible assets:
Trade name	$1,487
Accumulated amortization	(237)

Trade name, net	1,250

Technology	65,280
Accumulated amortization	(7,515)

Technology, net	57,765

Customer lists and relationships	57,373
Accumulated amortization	(7,480)

Customer lists and relationships, net	49,893

Capitalized software and patents	2,460
Accumulated amortization	(608)

Capitalized software and patents, net	1,852

Intangibles assets, net	$110,760

December 31, 2011
Intangible assets:
Trade name	$591
Accumulated amortization	(90)

Trade name, net	501

Technology	30,858
Accumulated amortization	(2,835)

Technology, net	28,023

Customer lists and relationships	37,714
Accumulated amortization	(4,243)

Customer lists and relationships, net	33,471

Capitalized software and patents	1,974
Accumulated amortization	—

Capitalized software and patents, net	1,974

Intangibles assets, net	$63,969

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

12. Goodwill and Intangibles (Continued)

        Estimated annual amortization expense of its intangible assets for the next five years is as follows:

Period ended December 31:
2013	$14,276
2014	14,150
2015	13,726
2016	13,726
2017	13,726

13. Legal Matters

        On January 4, 2011, the Company filed a complaint in the United States District Court for the District of Wisconsin (Civ Act. No. 11-CV-02) against Dashwire, Inc. ("Dashwire"), claiming that Dashwire has infringed, and continues to infringe, several of the Company's patents. The Company filed an Amended Complaint against Dashwire on April 22, 2011. As a result of these claims, Dashwire filed a complaint against the Company in the same court asserting that the Company was infringing two of the Dashwire patents which it recently acquired from Intellectual Venture Partners. On July 29, 2011, the Company entered into a patent license and settlement agreement with Dashwire whereby Dashwire received a limited license to certain of the Company's specific Cloud management patents. In accordance with the terms of the patent license and settlement agreement, the parties dismissed the above complaints.

        Except for the above claims, the Company is not currently subject to any legal proceedings that could have a material adverse effect on its operations; however, the Company may from time to time become a party to various legal proceedings arising in the ordinary course of its business. For instance, on August 26, 2011, the Company filed a complaint in the United States District Court for the District of New Jersey (Civ Act. No. 11-4947 (FLW/LHG) against Newbay Software, Inc. and Newbay Software, Ltd. (collectively, "Newbay"), claiming that Newbay has infringed, and continues to infringe, several of its patents. On November 28, 2011, Newbay filed an answer to its complaint and asserted certain counterclaims that its patents at issue were invalid. On December 28, 2012, the Company entered into a patent license and settlement agreement with Newbay and its parent corporation Research in Motion, Ltd. ("RIM") whereby the Company granted each of RIM and Newbay a limited license to its patents. As part of the business combination accounting rules the Company calculated the fair value of the affective settlement using an income approach derived from historical and estimated future cash flow information. As a result of entering into the patent license and settlement agreement, the parties dismissed the above complaints. In addition, on October 4, 2011, the Company filed a complaint in the United States District Court for the District of New Jersey (Civ Act. No. 3:11-cv-05811 FLW-TJB) against Assurion, Inc. ("Assurion"), claiming that Assurion has infringed, and continues to infringe, several of the Company's patents. On February 3, 2012, Assurion filed an answer to the Company's complaint and asserted certain counterclaims that the Company's patents at issue are invalid. In addition, on November 21, 2011, the Company filed an amended complaint in the United States District Court for the District of New Jersey (Civ Act. No. 3:11-cv-06713) against OnMobile Global Limited, VoxMobili, Inc. and VolMobili, S.A. ("collectively, VoxMobili"), claiming that VoxMobili has infringed, and continues to infringe, several of its patents. On April 2, 2012, VoxMobili filed an answer to the Company's complaint and asserted certain counterclaims that the

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

13. Legal Matters (Continued)

Company's patents at issue are invalid. Although due to the inherent uncertainties of litigation, the Company cannot predict the outcome of the actions at this time, the Company continues to pursue its claims and believe that any counterclaims are without merit, and the Company intends to defend all of such counterclaims.

14. Subsequent Events Review

        During January 2013, subsequent to the Company's acquisitions, the Company implemented personnel reductions and other cost cutting measures to streamline operations and merge functions. As a result, the Company will reduce its aggregate workforce by approximately 10% and consolidate some of its locations. The expected separation costs of approximately $5 to $7 million are related to the staffing reductions that were implemented in the first quarter of 2013 across all departments and expected office closures to address the redundancies resulting from the Company's acquisitions.

        On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012. This Act retroactively extended many Code provisions (known as the "tax extenders") that expired at the end of 2011 or 2012, including the tax credit for research and experimentation expenses, which was extended for amounts paid or incurred on or before December 31, 2013. The Company estimates that the 2012 tax credit for research and experimentation expenses will reduce the 2013 annual effective tax rate by 1% to 3%. It will be recorded as a discrete benefit in the first quarter of 2013 in accordance with the date of enactment.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

  Evaluation of Disclosure Controls and Procedures

        Under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2012. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures were effective as of December 31, 2012, to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosures.

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

        The Company's management assessed the effectiveness of its internal control over financial reporting as of December 31, 2012. In making this assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

        Based on the Company's assessment, management concluded that, as of December 31, 2012, its internal control over financial reporting was effective.

        The effectiveness of the Company's internal control over financial reporting as of December 31, 2012 has been audited by Ernst & Young LLP, its independent registered public accounting firm, as stated in their report which is included in Item 9 of this Annual Report on Form 10-K.

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

        We have audited Synchronoss Technologies, Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Synchronoss Technologies, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Synchronoss Technologies, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Synchronoss Technologies, Inc. as of December 31, 2012 and 2011 and the related consolidated statements of income and comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2012 of Synchronoss Technologies, Inc. and our report dated February 21, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Metropark, New Jersey
February 21, 2013

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        (a)   Identification of Directors. Information concerning the directors of Synchronoss is set forth under the heading "Election of Directors" in the Synchronoss Proxy Statement for the 2012 Annual Meeting of Stockholders and is incorporated herein by reference.

        (b)   Audit Committee Financial Expert. Information concerning Synchronoss' audit committee financial expert is set forth under the heading "Audit Committee" in the Synchronoss Proxy Statement for the 2013 Annual Meeting of Stockholders and is incorporated herein by reference.

        (c)   Identification of the Audit Committee. Information concerning the audit committee of Synchronoss is set forth under the heading "Audit Committee" in the Synchronoss Proxy Statement for the 2013 Annual Meeting of Stockholders and is incorporated herein by reference.

        (d)   Section 16(a) Beneficial Ownership Reporting Compliance. Information concerning compliance with beneficial ownership reporting requirements is set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Synchronoss Proxy Statement for the 2013 Annual Meeting of Stockholders and is incorporated herein by reference.

        (e)   Code of Ethics. Information concerning the Synchronoss Code of Business Conduct is set forth under the caption "Code of Business Conduct" in the Synchronoss Proxy Statement for the 2013 Annual Meeting of Stockholders and is incorporated herein by reference. The Code of Business Conduct can also be found on our website, www.synchronoss.com.

ITEM 11.    EXECUTIVE COMPENSATION

        Information concerning executive compensation is set forth under the headings "Compensation of Executive Officers" in the Synchronoss Proxy Statement for the 2013 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Information concerning shares of Synchronoss equity securities beneficially owned by certain beneficial owners and by management is set forth under the heading "Equity Security Ownership of Certain Beneficial Owners and Management" in the Synchronoss Proxy Statement for the 2013 Annual Meeting of Stockholders and is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plan

        The following table provides information as of December 31, 2012 with respect to the shares of our common stock that may be issuable under our existing equity compensation plans.

        The following information is as of December 31, 2012:

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights	Weighted-Average Exercise Price of Outstanding Options and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	3,910,626	$20.90	2,220,188
Equity compensation plans not approved by security holders	65,153	$19.32	—

Totals	3,975,779	$20.88	2,220,188

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information concerning certain relationships and related transactions is set forth under the heading "Certain Related Party Transactions" in the Synchronoss Proxy Statement for the 2013 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Information concerning fees and services of the Company's principal accountants is set forth under the heading "Report of the Audit Committee" and "Independent Registered Public Accounting Firm's Fees" in the Synchronoss Proxy Statement for the 2013 Annual Meeting of Stockholders and is incorporated herein by reference.

 PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

        (a)(1)  Financial Statements:

        (a)(2)  Schedule for the years ended December 31, 2012, 2011, 2010:

          II—Valuation and Qualifying Accounts

        All other Schedules have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

        (a)(3)  Exhibits:

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of the Registrant, incorporated by reference to Registrant's Registration Statement on Form S-1 (Commission File No. 333-132080).

3.2	Amended and Restated Bylaws of the Registrant, incorporated by reference to Registrant's Registration Statement on Form S-1 (Commission File No. 333-132080).

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Amended and Restated Investors Rights Agreement, dated December 22, 2000, by and among the Registrant, certain stockholders and the investors listed on the signature pages thereto, incorporated by reference to Registrant's Registration Statement on Form S-1 (Commission File No. 333-132080).

4.3	Amendment No. 1 to Synchronoss Technologies, Inc. Amended and Restated Investors Rights Agreement, dated April 27, 2001, by and among the Registrant, certain stockholders and the investors listed on the signature pages thereto, incorporated by reference to Registrant's Registration Statement on Form S-1 (Commission File No. 333-132080).

4.4	Registration Rights Agreement, dated November 13, 2000, by and among the Registrant and the investors listed on the signature pages thereto, incorporated by reference to Registrant's Registration Statement on Form S-1 (Commission File No. 333-132080).

4.5	Amendment No. 1 to Synchronoss Technologies, Inc. Registration Rights Agreement, dated May 21, 2001, by and among the Registrant, certain stockholders listed on the signature pages thereto and Silicon Valley Bank, incorporated by reference to Registrant's Registration Statement on Form S-1 (Commission File No. 333-132080).

10.1	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers, incorporated by reference to Registrant's Registration Statement on Form S-1 (Commission File No. 333-132080).

Exhibit No.		Description
10.2		Synchronoss Technologies, Inc. 2000 Stock Plan and forms of agreements thereunder, incorporated by reference to Registrant's Registration Statement on Form S-1 (Commission File No. 333-132080).
10.3		Amendment No. 1 to Synchronoss Technologies, Inc. 2000 Stock Plan, incorporated by reference to Registrant's Registration Statement on Form S-1 (Commission File No. 333-132080).

10.4		2006 Equity Incentive Plan, as amended and restated, incorporated by reference to Registrant's Schedule 14A dated April 8, 2010.

10.4.1		2010 New Hire Equity Incentive Plan, incorporated by reference to Registrant's Registration Statement on Form S-8 (Commission File No. 333-168745).

10.5		Employee Stock Purchase Plan, incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 2011.

10.6		Lease Agreement between the Registrant and Triple Net Investments XXV, L.P. for the premises located at Lehigh Valley Industrial Park VII, Bethlehem, Pennsylvania, dated as of May 16, 2008, as amended, incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 2008.

10.7		Lease Agreement between the Registrant and Wells Reit—Bridgewater NJ, LLC for the premises located at 200 Crossing Boulevard, Bridgewater, New Jersey, dated as of October 27, 2011, incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 2011.

10.8		Loan & Security Agreement between the Registrant and Silicon Valley Bank, dated as of May 21, 2001, incorporated by reference to Registrant's Registration Statement on Form S-1 (Commission File No. 333-132080).

10.9	‡	Cingular Master Services Agreement, effective September 1, 2005 by and between the Registrant and Cingular Wireless LLC, incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 2008.

10.10	†	Employment Agreement dated as of December 31, 2011 between the Registrant and Stephen G. Waldis, incorporated by reference to Registrant's Annual report on form 10-K for the year ended December 31, 2011.

10.11	†	Employment Agreement dated as of December 31, 2011 between the Registrant and Lawrence R. Irving, incorporated by reference to Registrant's Annual report on form 10-K for the year ended December 31, 2011.

10.12	†	Employment Agreement dated as of December 31, 2011 between the Registrant and Robert Garcia, incorporated by reference to Registrant's Annual report on form 10-K for the year ended December 31, 2011.

10.13	†	Employment Agreement dated as of December 31, 2011 between the Registrant and Chris Putnam, incorporated by reference to Registrant's Annual report on form 10-K for the year ended December 31, 2011.

10.14	†	Employment Agreement dated as of December 31, 2011 between the Registrant and Biju Nair, incorporated by reference to Registrant's Annual report on form 10-K for the year ended December 31, 2011.

10.15	†	Employment Agreement dated as of January 1, 2012 between the Registrant and David Berry.

Exhibit No.	Description
10.16	Share Purchase Agreement dated as of December 24, 2012 by and between Synchronoss Technologies Ireland Ltd. and Research In Motion Ltd.

21.1	List of subsidiaries.

23.1	Consent of Ernst & Young, LLP, Independent Registered Public Accounting Firm.

24	Power of Attorney (see signature page to this Annual Report on Form 10-K)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and section 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and section 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

†
Compensation Arrangement.

‡
Confidential treatment has been requested for portions of this document. The omitted portions of this document have been filed with the Securities and Exchange Commission.

        (b)   Exhibits.

          See (a)(3) above.

        (c)   Financial Statement Schedule.

 SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
December 31, 2012, 2011, and 2010

	Beginning Balance	Additions	Reductions	Ending Balance
	(In thousands)
Allowance for doubtful receivables
2012	$356	$230	$(328)	$258
2011	$558	$(202)	$—	$356
2010	$830	$324	$(596)	$558

 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNCHRONOSS TECHNOLOGIES, INC. (Registrant)
By	/s/ STEPHEN G. WALDIS Stephen G. Waldis Chairman of the Board and Chief Executive Officer

February 21, 2013

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

Signature	Title	Date

/s/ STEPHEN G. WALDIS Stephen G. Waldis	Chief Executive Officer and Director (Principal Executive Officer)	February 21, 2013
/s/ LAWRENCE R. IRVING Lawrence R. Irving	Chief Financial Officer (Principal Financial Officer)	February 21, 2013
/s/ KAREN ROSENBERGER Karen L. Rosenberger	Chief Accounting Officer (Principal Accounting Officer)	February 21, 2013
/s/ WILLIAM J. CADOGAN William J. Cadogan	Director	February 21, 2013

Signature	Title	Date

/s/ CHARLES E. HOFFMAN Charles E. Hoffman	Director	February 21, 2013
/s/ THOMAS J. HOPKINS Thomas J. Hopkins	Director	February 21, 2013
/s/ JAMES M. MCCORMICK James M. McCormick	Director	February 21, 2013
/s/ DONNIE M. MOORE Donnie M. Moore	Director	February 21, 2013

QuickLinks

SYNCHRONOSS TECHNOLOGIES, INC.
FORM 10-K DECEMBER 31, 2012
TABLE OF CONTENTS
PART I
  ITEM 1. BUSINESS
Executive Officers of the Registrant
  ITEM 1A. RISK FACTORS
  ITEM 1B. UNRESOLVED STAFF COMMENTS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. MINE SAFETY DISCLOSURES
PART II
  ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
  ITEM 6. SELECTED FINANCIAL DATA
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm
SYNCHRONOSS TECHNOLOGIES, INC. CONSOLIDATED BALANCE SHEETS (In thousands, except per share data)
SYNCHRONOSS TECHNOLOGIES, INC. CONSOLIDATED STATEMENTS OF INCOME (In thousands, except per share data)
SYNCHRONOSS TECHNOLOGIES, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In thousands)
SYNCHRONOSS TECHNOLOGIES, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (In thousands)
SYNCHRONOSS TECHNOLOGIES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands, except per share data)
SYNCHRONOSS TECHNOLOGIES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except per share data)
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
Report of Independent Registered Public Accounting Firm
  ITEM 9B. OTHER INFORMATION
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS December 31, 2012, 2011, and 2010
SIGNATURES
POWER OF ATTORNEY