Form 10-Q
period 2013-03-31
SYNCHRONOSS TECHNOLOGIES INC
filed 2013-05-03
CIK 1131554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Shares outstanding of the Registrant’s common stock:

Class	Outstanding at April 25, 2013
Common stock, $0.0001 par value	39,628,323

SYNCHRONOSS TECHNOLOGIES, INC.

FORM 10-Q INDEX

SYNCHRONOSS TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share data)

	March 31, 2013	December 31, 2012

ASSETS
Current assets:
Cash and cash equivalents	$51,116	$36,028
Marketable securities	15,392	20,188
Accounts receivable, net of allowance for doubtful accounts of $664 and $258 at March 31, 2013 and December 31, 2012, respectively	69,461	74,980
Prepaid expenses and other assets	19,883	24,012
Deferred tax assets	4,127	4,114
Total current assets	159,979	159,322
Marketable securities	583	653
Property and equipment, net	64,023	58,162
Goodwill	126,106	127,322
Intangible assets, net	105,902	110,760
Deferred tax assets	7,009	6,961
Other assets	3,698	3,482
Total assets	$467,300	$466,662

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,342	$8,980
Accrued expenses	30,653	41,658
Deferred revenues	24,280	20,954
Contingent consideration obligation	8,619	3,279
Total current liabilities	69,894	74,871
Lease financing obligation - long-term	9,259	9,540
Contingent consideration obligation - long-term	—	5,100
Other liabilities	3,700	2,494
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000 shares authorized, 0 shares issued and outstanding at March 31, 2013 and December 31, 2012	—	—
Common stock, $0.0001 par value; 100,000 shares authorized, 43,396 and 42,533 shares issued; 39,572 and 38,674 outstanding at March 31, 2013 and December 31, 2012, respectively	4	4
Treasury stock, at cost (3,824 and 3,859 shares at March 31, 2013 and December 31, 2012, respectively)	(67,487)	(67,918)
Additional paid-in capital	355,829	344,469
Accumulated other comprehensive loss	(2,842)	(365)
Retained earnings	98,943	98,467
Total stockholders’ equity	384,447	374,657
Total liabilities and stockholders’ equity	$467,300	$466,662

See accompanying notes to consolidated financial statements.

SYNCHRONOSS TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2013	2012

Net revenues	$78,276	$64,560
Costs and expenses:
Cost of services*	32,131	28,621
Research and development	16,718	12,876
Selling, general and administrative	14,652	10,390
Net change in contingent consideration obligation	433	(780)
Restructuring charges	5,172	—
Depreciation and amortization	8,969	5,171
Total costs and expenses	78,075	56,278
Income from operations	201	8,282
Interest income	86	398
Interest expense	(232)	(239)
Other (expense) income	(258)	14
(Loss) income before income tax expense	(203)	8,455
Income tax benefit (expense)	679	(2,972)
Net income	$476	$5,483
Net income per common share:
Basic	$0.01	$0.14
Diluted	$0.01	$0.14
Weighted-average common shares outstanding:
Basic	38,121	38,099
Diluted	39,089	39,258

Comprehensive (loss) income	$(2,001)	$5,751

*         Cost of services excludes depreciation and amortization which is shown separately.

See accompanying notes to consolidated financial statements.

SYNCHRONOSS TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2013	2012
Operating activities:
Net income	$476	$5,483
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	8,969	5,171
Amortization of bond premium	86	332
Deferred income taxes	(118)	1,995
Non-cash interest on leased facility	229	230
Stock-based compensation	4,910	5,211
Changes in operating assets and liabilities:
Accounts receivable, net of allowance for doubtful accounts	5,519	(1,314)
Prepaid expenses and other current assets	4,499	2,361
Other assets	(384)	(131)
Accounts payable	(2,639)	(2,422)
Accrued expenses	(11,126)	(6,928)
Contingent consideration obligation	241	(3,307)
Excess tax benefit from the exercise of stock options	—	(269)
Other liabilities	1,247	124
Deferred revenues	3,325	89
Net cash provided by operating activities	15,234	6,625
Investing activities:
Purchases of fixed assets	(10,964)	(4,873)
Purchases of marketable securities available-for-sale	(13)	(2,729)
Maturities of marketable securities available-for-sale	4,791	3,482
Business acquired, net of cash	—	(14)
Net cash used in investing activities	(6,186)	(4,134)
Financing activities:
Proceeds from the exercise of stock options	6,212	3,564
Payments on contingent consideration obligation	—	(575)
Excess tax benefit from the exercise of stock option	—	269
Proceeds from the sale of Treasury Stock in connection with an employee stock purchase plan	670	—
Repayments of capital obligations	(760)	(224)
Net cash provided by financing activities	6,122	3,034

Effect of exchange rate changes on cash	(82)	143
Net increase in cash and cash equivalents	15,088	5,668
Cash and cash equivalents at beginning of year	36,028	69,430
Cash and cash equivalents at end of period	$51,116	$75,098

Supplemental disclosures of cash flow information:
Cash paid for income taxes	337	192

See accompanying notes to consolidated financial statements.

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

(in thousands, except per share data unless otherwise noted)

The consolidated financial statements as of March 31, 2013 and for the three months ended March 31, 2013 and 2012 are unaudited, but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. They do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements and should be read in conjunction with the financial statements and notes in the Annual Report of Synchronoss Technologies, Inc. incorporated by reference in the Company’s annual report on Form 10-K for the year ended December 31, 2012.  The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation. The Company has no unconsolidated subsidiaries or investments accounted for under the equity method. The results reported in these consolidated financial statements should not necessarily be taken as indicative of results that may be expected for the entire year. The balance sheet at December 31, 2012 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

1. Description of Business

Synchronoss Technologies, Inc. (the “Company” or “Synchronoss”) is a mobile innovation company that provides software-based activation and personal cloud solutions for connected devices across the globe.  Such solutions include device and service procurement, provisioning, activation, support, intelligent connectivity management and content synchronization, back-up and sharing that enable communications service providers (CSPs), cable operators/multi-services operators (MSOs), original equipment manufacturers (OEMs) with embedded connectivity (e.g. smartphones, laptops, tablets and mobile Internet devices, among others), e-Tailers/retailers and other customers to accelerate and monetize their go-to-market strategies for connected devices. This includes automating subscriber activation, order management, upgrades, service provisioning and connectivity and content management from any channel (e.g., e-commerce, telesales, enterprise, indirect and other retail outlets, etc.) to any communication service (e.g., wireless (3G, (EV-DO and HSPA), 4G, (LTE and WiMAX)), Wi-Fi, high speed access, local access, IPTV, cable, satellite TV, etc.) across any connected device type and content transfer, synchronize and share. The Company’s solutions touch all aspects of connected devices on the mobile Internet.

The Company’s Activation Services and Personal Cloud platforms provide end-to-end seamless integration between customer-facing channels/applications, communication services, or devices and “back-office” infrastructure-related systems and processes. The Company’s customers rely on its solutions and technology to automate the process of activation and content management for their customers’ devices while delivering additional communication services. The Company’s platforms also support automated customer care processes through use of highly accurate and effective speech processing technology and enable the Company’s customers to offer their subscribers the ability to store in the Cloud their personal content and data which resides on their connected mobile devices, such as personal computers, smartphones and tablets.  The Company’s platforms are designed to be carrier-grade, high availability, flexible and scalable to enable multiple converged communication services to be managed across multiple distribution channels, including e-commerce, m-commerce, telesales, customer stores, indirect and other retail outlets, etc., allowing it to meet the rapidly changing and converging services and connected devices offered by its customers. The Company enables its customers to acquire, retain and service subscribers quickly, reliably and cost-effectively by enabling back-up, synchronization and sharing of subscriber content.  Through the use of the Company’s platforms, its customers can simplify the processes associated with managing the customer experience for procuring, activating, connecting, synchronizing and social media sharing connected devices and services.  The extensibility, scalability and relevance of the Company’s platforms enable new revenue streams and retention opportunities for its customers through new subscriber acquisitions, sale of new devices, accessories and new value-added service offerings in the Cloud, while optimizing their cost of operations and enhancing customer experience.

The Company currently operates in and markets its solutions and services directly through its sales organizations in North America, Europe and Asia-Pacific.

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (Continued)

(in thousands, except per share data unless otherwise noted)

2. Basis of Presentation

For further information about the Company’s basis of presentation or its significant accounting policies, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2012.

In connection with the Spatial Systems Nominees PTY LTD (“Spatial”) acquisition, the consolidated balance sheet at December 31, 2012 has been recast to include retrospective purchase accounting adjustments.  These adjustments pertain to measurement period adjustments during the three months ended March 31, 2013 based on the reclassification and valuation of assets acquired and liabilities assumed in the Spatial acquisition.  The effect on the consolidated balance sheet at December 31, 2012, as a result of the recast, is a decrease in accounts receivable of $2.6 million, an increase in prepaid expenses and other assets of $5.0 million, an increase in goodwill of $11.8 million, an increase in accrued expenses of $4.6 million, and an increase in deferred revenues of $9.6 million.

Impact of Recently Issued Accounting Standards

In February 2013, the FASB issued ASU 2013-02 which requires additional disclosures regarding the reporting of reclassifications out of accumulated other comprehensive income.  ASU 2013-02 requires an entity to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period.  This guidance is effective for reporting periods beginning after December 15, 2012. The Company adopted this guidance effective January 1, 2013.  The Company’s adoption of this standard did not have a significant impact on its consolidated financial statements.

In March 2013, the FASB issued ASU 2013-05, which permits an entity to release cumulative translation adjustments into net income when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity.  Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided, or, if a controlling financial interest is no longer held. The revised standard is effective for fiscal years beginning after December 15, 2013; however, early adoption is permitted.  The Company does not expect adoption of this ASU to significantly impact on its consolidated financial statements.

3. Earnings per Common Share

The Company calculates basic and diluted per share amounts based on net earnings adjusted for the effects to earnings that would result if contingently issuable shares related to contingent consideration to be settled in the Company’s stock were reported as equity for the periods presented.  To calculate basic earnings per share, the Company uses the weighted average number of common shares outstanding during the period adjusted for the weighted average number of contingently issuable shares.  The weighted average numbers of shares contingently issuable are calculated as if they were outstanding as of the last day of the period. The diluted earnings per share calculation is based on the weighted average number of shares of common stock outstanding adjusted for the number of additional shares that would have been outstanding had all potentially dilutive common shares been issued.  Potentially dilutive shares of common stock include stock options, non-vested share awards and contingently issuable shares related to contingent consideration to be settled in stock.  The dilutive effects of stock options and restricted stock awards are based on the treasury stock method.  The dilutive effects of the contingent consideration to be settled in stock are calculated as if the contingently issuable shares were outstanding as of the beginning of the period.  The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net income attributable to common stockholders per common share. Stock options that are anti-dilutive and excluded from the following table totaled 1,841 and 1,171 for the three months ended March 31, 2013 and 2012, respectively.

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (Continued)

(in thousands, except per share data unless otherwise noted)

	Three Months Ended March 31,
	2013	2012
Numerator:
Net income attributable to common stockholders	$476	$5,483
Income effect for equity mark-to-market on contingent consideration obligation, net of tax	—	—
Net income applicable to shares of common stock for earnings per share	$476	$5,483
Denominator:
Weighted average common shares outstanding — basic	38,121	38,099
Dilutive effect of:
Options and unvested restricted shares	968	1,159
Weighted average common shares outstanding — diluted	39,089	39,258

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

The following is a summary of assets and liabilities held by the Company and their related classifications under the fair value hierarchy:

	March 31, 2013	December 31, 2012
Level 1 (A)	$56,496	$41,395
Level 2 (B)	10,595	15,474
Level 3 (C)	(8,619)	(8,379)
Total	$58,472	$48,490

(A)      Level 1 assets include money market funds and enhanced income money market funds which are classified as cash equivalents and marketable securities, respectively.

(B)      Level 2 assets include certificates of deposit, municipal bonds and corporate bonds which are classified as marketable securities.

(C)      Level 3 liabilities include the contingent consideration obligation.

The Company utilizes the market approach to measure fair value for its financial assets. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets. The Company’s marketable securities investments classified as Level 2 primarily utilize broker quotes in a non-active market for valuation of these securities. No transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy occurred during the three months ended March 31, 2013.

The aggregate fair value of available-for-sale securities and aggregate amount of unrealized gains and losses for available for sale securities at March 31, 2013 were as follows:

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (Continued)

(in thousands, except per share data unless otherwise noted)

		Aggregate Amount of
	Aggregate	Unrealized
	Fair Value	Gains	Losses
Due in one year or less	$15,392	$13	$(30)
Due after one year, less than five years	583	1	(1)
	$15,975	$14	$(31)

The aggregate fair value of available-for-sale securities and aggregate amount of unrealized gains and losses for available for sale securities at December 31, 2012 were as follows:

		Aggregate Amount of
	Aggregate	Unrealized
	Fair Value	Gains	Losses
Due in one year or less	$20,188	$18	$(41)
Due after one year, less than five years	653	1	(1)
	$20,841	$19	$(42)

Unrealized gains and losses are reported as a component of accumulated other comprehensive loss in stockholders’ equity. The cost of securities sold is based on specific identification method. The Company evaluates investments with unrealized losses to determine if the losses are other than temporary. The Company has determined that the gross unrealized losses at March 31, 2013 and December 31, 2012 are temporary. In making this determination, the Company considered the financial condition, credit ratings and near-term prospects of the issuers, the underlying collateral of the investments, and the magnitude of the losses as compared to the cost and the length of time the investments have been in an unrealized loss position. Additionally, while the Company classifies the securities as available for sale, the Company does not currently intend to sell such investments and it is more likely than not to recover the carrying value prior to being required to sell such investments.

The Company determined the fair value of the contingent consideration obligation based on a probability-weighted income approach derived from quarterly revenue estimates and a probability assessment with respect to the likelihood of achieving the various performance criteria. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement.  The significant unobservable inputs used in the fair value measurement of the Company’s contingent consideration obligation are the probabilities of achieving certain financial targets and contractual milestones.  Significant increases (decreases) in any of those probabilities in isolation may result in a higher (lower) fair value measurement.  No changes in valuation techniques occurred during the three months ended March 31, 2013.

The changes in fair value of the Company’s Level 3 contingent consideration obligation during the three months ended March 31, 2013 were as follows:

Level 3
Balance at December 31, 2012	$8,379
Fair value adjustment to contingent consideration obligation included in net income	433
Fx impact of change in contingent consideration obligation	(30)
Earn-out compensation due to SpeechCycle employees	(163)
Balance at March 31, 2013	$8,619

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (Continued)

(in thousands, except per share data unless otherwise noted)

5. Acquisition

Spatial Systems Nominees PTY LTD (“Spatial”)

On November 30, 2012 the Company acquired 100% of the capital stock of Spatial, an Australian company with operations in the U.S., for total cash consideration of $31.0 million and issued approximately 240 shares of the Company’s Common Stock.  The total cash consideration was comprised of $30.0 million for the purchase of all of the shares of Spatial and $625 for the estimated surplus working capital on the date of purchase.  Of the 240 shares of the Company’s Common Stock issued, only a portion valued at approximately $1.4 million based on the Company’s November 30, 2012 closing stock price per share was considered purchase price.  The remaining value of the shares will be recognized as compensation expense and amortized over the service period of three years. In addition, the Company potentially may make payments totaling up to approximately $5.0 million in cash and may issue up to 260 shares of stock based on the ability to achieve a range of business objectives for the period from December 1, 2012 through November 30, 2013.

The Company accounted for this business combination by applying the acquisition method, and accordingly, the purchase price was allocated to the tangible assets acquired and liabilities assumed based upon their fair values at the acquisition date.  The excess of the purchase price over the net tangible assets and liabilities, approximately $36.1 million was recorded as goodwill, which is not tax deductible.  The Company is in the process of finalizing the purchase allocation, thus the provisional measures of deferred revenue, deferred income taxes, intangibles and goodwill are subject to change.  The purchase price allocation will be finalized in 2013.

The Company believes that Spatial will help to augment the Company’s activation services offerings with more powerful broadband bundled offerings and expand into new and emerging markets.  In addition, the acquisition of Spatial will help to increase the Company’s penetration of its domestic customer base and expand the Company’s engagements in the Asia-Pacific markets.

Allocation of Consideration Transferred

Total purchase price is summarized as follows:

November 30, 2012
Cash consideration	$30,000
Working Capital Surplus	625
Value of Synchronoss common stock issued	1,386
Estimated fair value of the Earn-out payments	4,600
Total purchase price	$36,611

The Company prepared an initial determination of the fair value of assets acquired and liabilities assumed as of the acquisition date using preliminary information.  In accordance with ASC 805, during the measurement period an acquirer shall retrospectively adjust the provisional amounts recognized at the acquisition date to reflect information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of the acquisition date.  Accordingly, the Company has recognized measurement period adjustments made during the first quarter of 2013 to the fair value of certain assets acquired and liabilities assumed as a result of the further refinements in the Company’s provisional amounts.  These adjustments were retrospectively applied to the November 30, 2012 acquisition date balance sheet.  The effect of these adjustments on the preliminary purchase price allocation was a decrease in accounts receivable of $2.6 million, an increase in prepaid expenses and other assets of $5.0 million, an increase to goodwill of $11.8 million, an increase in accrued expenses of $4.6 million, and an increase to deferred revenues of $9.6 million.  None of the adjustments had a material impact on the Company’s previously reported results of operations.

The following table summarizes the preliminary estimated fair values of the assets and liabilities assumed at the acquisition date, as adjusted:

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (Continued)

(in thousands, except per share data unless otherwise noted)

November 30, 2012
Cash and cash equivalents	$2,395
Accounts receivable	4,409
Prepaid expenses and other assets	5,232
Property and equipment	584
Intangible assets	11,322
Other assets, non-current	70
Total identifiable assets acquired	24,012

Accounts payable and accrued liabilities	(9,860)
Deferred revenue	(11,111)
Deferred tax liability	(2,129)
Other liabilities, non-current	(389)
Total liabilities assumed	(23,489)

Net identifiable assets acquired	523

Goodwill	36,088
Net assets acquired	$36,611

Total goodwill changed during the three months ended March 31, 2013 as follows:

Balance at December 31, 2012	$127,322
Acquisitions	—
Reclassifications, adjustments and other	(67)
Translation adjustments	(1,149)
Balance at March 31, 2013	$126,106

6. Stockholders’ Equity

Stock Options

The Company uses the Black-Scholes option pricing model for determining the estimated fair value for stock-based awards. The weighted-average assumptions used in the Black-Scholes option pricing model are as follows:

	Three Months Ended March 31,
	2013	2012
Expected stock price volatility	66%	69%
Risk-free interest rate	0.85%	0.89%
Expected life of options (in years)	4.49	4.56
Expected dividend yield	0%	0%

The weighted-average fair value (as of the date of grant) of the options was $15.71 and $16.55 per share for the three months ended March 31, 2013 and 2012, respectively.  During the three months ended March 31, 2013 and 2012, the Company recorded total pre-tax stock-based compensation expense of $4.9 million ($3.3 million after tax or $0.09 per diluted share) and $5.2 million ($3.4 million after tax or $0.09 per diluted share), respectively, which includes the fair value for equity awards issued after January 1, 2006.

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (Continued)

(in thousands, except per share data unless otherwise noted)

The total stock-based compensation cost related to non-vested equity awards not yet recognized as an expense as of March 31, 2013 was approximately $39.9 million. That cost is expected to be recognized over a weighted-average period of approximately 2.62 years.

The following table summarizes information about shares available for grant and stock options outstanding as of March 31, 2013:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
Options	Options	Exercise Price	Term (Years)	Value
Outstanding at December 31, 2012	3,976	$20.88
Options Granted	358	29.85
Options Exercised	(398)	15.62
Options Cancelled	(85)	23.57
Outstanding at March 31, 2013	3,851	$22.19	4.81	$35,534
Vested or expected to vest at March 31, 2013	3,662	$21.93	4.74	$34,846
Exercisable at March 31, 2013	2,302	$19.75	4.09	$27,451

A summary of the Company’s non-vested restricted stock at March 31, 2013, and changes during the three months ended March 31, 2013, is presented below:

Non-Vested Restricted Stock	Number of Awards
Non-vested at December 31, 2012	866
Granted	523
Vested	(136)
Forfeited	(58)
Non-vested at March 31, 2013	1,195

Employee Stock Purchase Plan

On February 1, 2012, the Company established a ten year Employee Stock Purchase Plan (“ESPP” or “the Plan”) for certain eligible employees.  The Plan is to be administered by the Company’s Board of Directors.  The total number of shares available for purchase under the Plan is 500 shares of the Company’s Common Stock.  Employees participate over a six month period through payroll withholdings and may purchase, at the end of the six month period, the Company’s Common Stock at the lower of 85% of the fair market value on the first day of the offering period or the fair market value on the purchase date.  No participant will be granted a right to purchase Common Stock under the Plan if such participant would own more than 5% of the total combined voting power of the Company.  In addition, no participant may purchase more than a thousand shares of Common Stock within any purchase period.

The expected life of ESPP shares is the average of the remaining purchase period under each offering period.  The assumptions used to value employee stock purchase rights during the three months ended March 31, 2013 and 2012 were as follows:

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (Continued)

(in thousands, except per share data unless otherwise noted)

	Three Months Ended March 31,
	2013	2012
Expected stock price volatility	67%	68%
Risk-free interest rate	0.14%	0.13%
Expected life of options (in years)	0.50	0.50
Expected dividend yield	0%	0%

During the three months ended March 31, 2013 and 2012, the Company recorded $178 and $91, respectively, of compensation expense related to the ESPP.  During the three months ended March 31, 2013, the Company sold a total of 35 shares of its Treasury Stock pursuant to purchases under its ESPP Plan.  Cash received from purchases through the ESPP Plan during the three months ended March 31, 2013, was approximately $670 and is included within the financing activities section of the consolidated statements of cash flows.  There were no shares purchased during the three months ended March 31, 2012.  The total unrecognized compensation expense related to the ESPP as of March 31, 2013 was approximately $219, which is expected to be recognized over the remainder of the offering period.

7. Restructuring Charges

In January 2013, the Company initiated a work-force reduction of approximately 10 percent as part of a corporate restructuring, with reductions occurring across all levels and departments within the Company.  This measure was intended to reduce costs and to align the Company’s resources with its key strategic priorities.  Additionally, in relation to the work-force reduction, the Company initiated a facilities consolidation, beginning the process of closing one of its leased locations in Seattle, WA.  The Company recorded restructuring charges of $4.6 million and $555 during the three months ended March 31, 2013 for employment termination costs and minimum lease payments, respectively.  At March 31, 2013, the restructuring charges that were unpaid and classified under accrued expenses on the balance sheet related to employment termination costs and the facilities consolidation were $1.6 million and $512, respectively.

A summary of the Company’s restructuring accrual at March 31, 2013, and changes during the three months ended March 31, 2013, is presented below:

	Balance at				Balance at
	December 31, 2012	Charges	Payments	Adjustments	March 31, 2013
Employment termination costs	$—	$4,617	$(3,003)	$—	$1,614
Facilities consolidation	—	555	(43)	—	512
Total	$—	$5,172	$(3,046)	$—	$2,126

8. Accumulated Other Comprehensive Income

The changes in accumulated other comprehensive income are as follows, net of tax:

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (Continued)

(in thousands, except per share data unless otherwise noted)

		Unrealized
		Holding Gains on
	Foreign	Available-for-Sale
	Currency	Securities	Total

Balance at December 31, 2012	$(352)	$(13)	$(365)
Other comprehensive income before reclassifications	(2,475)	(2)	(2,477)
Amounts reclassified from accumulated other comprehensive income	—	—	—
Total other comprehensive loss	(2,475)	(2)	(2,477)
Balance at March 31, 2013	$(2,827)	$(15)	$(2,842)

9. Income Taxes

The Company recognized approximately $679 thousand in related tax benefit and $3.0 million in related tax expense during the three months ended March 31, 2013 and 2012, respectively.  The Company’s effective tax rate was not meaningful for the three months ended March 31, 2013 due to a small pre-tax loss and due to recognizing the 2012 tax credit for research and experimentation expenses as a discrete benefit in the quarter, in accordance with the date of enactment of the American Taxpayer Relief Act of 2012.  The Company’s effective tax rate was approximately 35.2% for the three months ended March 31, 2012, which was the same as the Company’s U.S. federal statutory rate primarily due to the net of a permanent GAAP to tax differences included in the annual forecasted income, state taxes, increased profits in foreign jurisdictions, which have lower tax rates than the U.S., and changes in the fair value of the contingent consideration.  The Company reviews the expected annual effective income tax rate and makes changes on a quarterly basis as necessary based on certain factors such as changes in forecasted annual operating income, changes to the actual and forecasted permanent book-to-tax differences, and changes resulting from the impact of tax law changes.

10. Legal Matters

The Company is not currently subject to any legal proceedings that could have a material adverse effect on its operations; however, it may from time to time become a party to various legal proceedings arising in the ordinary course of its business.  The Company is currently involved in several patent infringement cases. Although the Company cannot predict the outcome of the cases at this time due to the inherent uncertainties of litigation, the Company continues to pursue its claims and believes that the counterclaims are without merit, and the Company intends to defend all of such counterclaims.

11. Subsequent Events

The Company has evaluated all subsequent events and transactions through the filing date.

ITEM  2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the information set forth in our consolidated financial statements and related notes included elsewhere in this quarterly report on Form 10-Q and in our annual report Form 10-K for the year ended December 31, 2012. This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to risks and uncertainties and are based on the beliefs and assumptions of our management as of the date hereof based on information currently available to our management. Use of words such as “believes,” “expects,” “anticipates,” “intends,” “plans,” “should”, “continues,” “likely” or similar expressions, indicate a forward-looking statement. Forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions. Actual results may differ materially from the forward-looking statements we make. We caution investors not to place substantial reliance on the forward-looking statements included in this report. These statements speak only as of the date of this report (unless another date is indicated), and we undertake no obligation to update or revise the statements in light of future developments.  All numbers are expressed in thousands unless otherwise stated.

Overview

We are a mobile innovation company that provides software-based activation and personal cloud solutions for connected devices across the globe.  Such solutions include device and service procurement, provisioning, activation, support, intelligent connectivity management and content synchronization, back-up and sharing that enable communications service providers (CSPs), cable operators/multi-services operators (MSOs), original equipment manufacturers (OEMs) with embedded connectivity (e.g. smartphones, laptops, tablets and mobile Internet devices, among others), e-Tailers/retailers and other customers to accelerate and monetize their go-to-market strategies for connected devices. This includes automating subscriber activation, order management, upgrades, service provisioning and connectivity and content management from any channel (e.g., e-commerce, telesales, enterprise, indirect and other retail outlets, etc.) to any communication service (e.g., wireless (3G, (EV-DO and HSPA), 4G, (LTE and WiMAX)), Wi-Fi, high speed access, local access, IPTV, cable, satellite TV, etc.) across any connected device type and content transfer, synchronize and share.  Our global solutions touch all aspects of connected devices on the mobile Internet.

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

Revenues

We generate a substantial portion of our revenues on a per-transaction or subscription basis, which is derived from contracts that extend up to 60 months from execution. For the three months ended March 31, 2013 and 2012, we derived approximately 65% and 69%, respectively, of our revenues from transactions processed and subscription arrangements.  The remainder of our revenues was generated by professional services and licenses.  The current mix of revenue represents lower transaction and subscription revenues than we have historically experienced.  This is a result of professional services and licenses associated with new arrangements with our customers.  Our expectations are that the percentage of our transaction and subscription revenues will begin to increase moving forward once our Cloud services are more broadly applied.

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

Most of our revenues are recorded in U.S. dollars but as we continue to expand our footprint with international carriers and increase the extent of recording our international activities in local currencies we will become subject to currency translation risk that could affect our future net sales.

Our five largest customers, AT&T, Comcast, NBN Co., Verizon Wireless, and Vodafone, accounted for approximately 74% of our revenues for the three months ended March 31, 2013, as compared to our five largest customers, AT&T, Level 3 Communications, Time Warner Cable, Verizon Wireless, and Vodafone, which accounted for 85% of our revenues for the three months ended March 31, 2012.  AT&T and Verizon Wireless are the only customers that accounted for more than 10% of our revenues for the three months ended March 31, 2013 and 2012.  See “Risk Factors” for certain matters bearing risks on our future results of operations.

Our agreement with AT&T was automatically renewed through December 2013 and will automatically renew each year unless either party notifies the other of its intention not to renew at least sixty days prior to the end of the then-current term. This agreement defines the work activities, transaction pricing, forecasting process, service level agreements and remedies associated with certain services performed by us for AT&T’s e-commerce organizations. The agreement provides for AT&T to pay us (i) monthly hosting fees, (ii) fees based on the number of transactions processed through our technology platform, (iii) fees based on manual processing services and (iv) fees for professional services rendered by us.

Costs and Expenses

Our costs and expenses consist of cost of services, research and development, selling, general and administrative, change in contingent consideration, depreciation and amortization and interest and other expense.

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

Restructuring charges consist of the costs associated with the January 2013 work-force reduction plan to reduce costs and align our resources with our key strategic priorities.  The restructuring charges include employee termination costs and facilities consolidation costs related to minimum lease payments of a leased location that will be closed.

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

We believe that of our significant accounting policies, which are described in Note 2 in our Annual Report on Form 10-K for the year ended December 31, 2012, the following accounting policies involve a greater degree of judgment and complexity.  Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations:

•                  Revenue Recognition and Deferred Revenue

•                  Income Taxes

•                  Goodwill and Impairment of Long-Lived Assets

•                  Business Combinations

•                  Stock-Based Compensation

•                  Allowance for Doubtful Accounts

There were no significant changes in our critical accounting policies and estimates discussed in our Form 10-K during the three months ended March 31, 2013.  Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2012 for a more complete discussion of our critical accounting policies and estimates.

Results of Operations

Three months ended March 31, 2013 compared to the three months ended March 31, 2012

The following table presents an overview of our results of operations for the three months ended March 31, 2013 and 2012.

	Three Months Ended March 31,
	2013		2012		2013 vs 2012
	$	% of Revenue	$	% of Revenue	$ Change	% Change
	(in thousands)
Net revenues	$78,276	100.0%	$64,560	100.0%	$13,716	21.2%

Cost of services*	32,131	41.0%	28,621	44.3%	3,510	12.3%
Research and development	16,718	21.4%	12,876	19.9%	3,842	29.8%
Selling, general and administrative	14,652	18.7%	10,390	16.1%	4,262	41.0%
Net change in contingent consideration obligation	433	0.6%	(780)	(1.2)%	1,213	(155.5)%
Restructuring charges	5,172	6.6%	—	0.0%	5,172	100.0%
Depreciation and amortization	8,969	11.5%	5,171	8.0%	3,798	73.4%
	78,075	99.7%	56,278	87.2%	21,797	38.7%
Income from operations	$201	0.3%	$8,282	12.8%	$(8,081)	(97.6)%

*                 Cost of services excludes depreciation and amortization which is shown separately.

Net Revenues. Net revenues increased $13.7 million to $78.3 million for the three months ended March 31, 2013, compared to the same period in 2012.  This increase was due primarily to the expansion of our services provided to our Tier 1 mobile operator relationships and some contribution from our newly acquired customers.  Transaction and subscription revenues as a percentage of sales were 65% or $51.0 million for the three months ended March 31, 2013 and 69% or $44.2 million for the same period in 2012.  Professional service and license revenues as a percentage of sales were 35% or $27.3 million for the three months ended March 31, 2013, compared to 31% or $20.4 million for the same period in 2012.  The increase in professional services and license revenue is primarily due to the expansion of services and license agreements due to new projects primarily relating to Cloud services with existing and new customers.

Net revenues related to Activation Services increased $8.3 million to $54.8 million for the three months ended March 31, 2013 compared to the same period in 2012.  Net revenues related to Activation Services represented 70% for the three months ended March 31, 2013, compared to 72% for the same period in 2012.  Net revenues related to our Personal Cloud Services increased by $5.4 million to $23.5 million of our revenues for the three months ended March 31, 2013 compared to the same period in 2012.  Net revenues related to our Personal Cloud Services represented 30% for the three months ended March 31, 2013, compared to 28% for the same period in 2012.

Expenses

Cost of Services.  Cost of services increased $3.5 million to $32.1 million for the three months ended March 31, 2013, compared to the same period in 2012, due primarily to an increase of $2.7 million in our personnel related costs due primarily to an increase in headcount as a result of our continued growth in existing and new programs with our current customers and recent acquisitions.  There was also an increase of $3.5 million in telecommunication and facility costs related to the increased call volume and capacity associated with our data facilities.  The increases in cost of services were offset by a decrease of $2.7 million in outside consulting expense, due to our increased productivity and cost saving from changes in our third party exception handling vendors.  Cost of services as a percentage of revenues decreased to 41.0% for the three months ended March 31, 2013, as compared to 44.3% for the three months ended March 31, 2012 as a result of increases in professional services and highly automated transaction revenues which have higher margins.

Research and Development. Research and development expense increased $3.8 million to $16.7 million for the three months ended March 31, 2013, compared to the same period in 2012, due to headcount increases.  Personnel and related costs increased $3.8 million.  The increase in personnel and related costs was due primarily to an increase in headcount through acquisitions and our continued growth as we further expand the capabilities of our offerings, as well as investing in several early-stage customer deployments.  Research and development expense as a percentage of revenues increased to 21.4% for three months ended March 31, 2013 as compared to 19.9% for the three months ended March 31, 2012.

Selling, General and Administrative. Selling, general and administrative expense increased $4.3 million to $14.7 million for the three months ended March 31, 2013, compared to the same period in 2012, due to headcount increases.  Personnel and related costs increased $2.6 million.  The increase in personnel and related costs was primarily due to an increase in headcount as a result of our continued growth in existing and new programs with our current customers and recent acquisitions.  There was also an increase of $1.0 million in professional services related to accounting and legal costs as a result of our acquisition and patent activity and an increase of $746 thousand in telecommunications and facility costs as a result of our acquisitions.  Selling, general and administrative expense as a percentage of revenues increased to 18.7% for the three months ended March 31, 2013, compared to 16.1% for the three months ended March 31, 2012.

Net change in contingent consideration obligation. The net change in contingent consideration obligation resulted in a $433 thousand increase of the contingent consideration obligation for the three months ended March 31, 2013 driven by changes in the fair value estimates related to the weighted probability of achieving revenue and product milestones for the SpeechCycle, Inc. (“SpeechCycle) and Spatial Systems Nominees PTY Limited (“Spatial”) Earn-outs and changes in our stock price.  The $780 thousand reduction of the fair value change in the contingent consideration liability for the three months ended March 31, 2012 was due to the change in the estimate of the fair value of the contingent consideration obligation related to the Sapience Knowledge Systems, Inc. (“SKS”) and Miyowa S.A. (“Miyowa”) Earn-outs, primarily due to changes in the probability of achieving product milestones and operational efficiencies.

Restructuring charges. Restructuring charges were $5.2 million for the three months ended March 31, 2013, as a result of the January 2013 work-force reduction plan to reduce costs and align our resources with our key strategic priorities.  We recorded restructuring charges of $4.6 million and $555 thousand during the three months ended March 31, 2013 for employment termination costs and minimum lease payments, respectively.

Depreciation and amortization. Depreciation and amortization expense increased $3.8 million to $9.0 million for the three months ended March 31, 2013, compared to the same period in 2012, primarily related to the amortization of our newly acquired intangible assets of SpeechCycle, Spatial and Newbay Software Limited.  There was also an increase in depreciable fixed assets necessary for the continued expansion of our platforms.  Depreciation and amortization expense as a percentage of revenues increased to 11.5% for the three months ended March 31, 2013, as compared to 8.0% for the three months ended March 31, 2012.

Income from Operations. Income from operations decreased $8.1 million to $201 thousand for the three months ended March 31, 2013, compared to the same period in 2012.  This was due primarily to restructuring charges related to our work-force reduction and facilities consolidation to align our resources with our key strategic priorities.  Income from operations as a percentage of revenues decreased to 0.3% for the three months ended March 31, 2013, as compared to 12.8% for the three months ended March 31, 2012.

Interest income.  Interest income decreased $312 thousand to $86 thousand for the three months ended March 31, 2013, compared to the same period in 2012.  Interest income decreased primarily due to a reduction of our cash and investment balances as a result of our recent acquisitions.

Interest expense.  Interest expense decreased $7 thousand to $232 thousand for the three months ended March 31, 2013, compared to the same period in 2012.  Interest expense decreased due to interest related to uncertain tax positions.

Other expense.  Other expense increased $272 thousand to $258 thousand for the three months ended March 31, 2013, compared to the same period in 2012.  Other expense increased primarily due to changes in foreign currency exchange rate fluctuations.

Income Tax.  We recognized approximately $679 thousand in related tax benefit and $3.0 million in related tax expense during the three months ended March 31, 2013 and 2012, respectively.  Our effective tax rate was not meaningful for the three months ended March 31, 2013 due to a small pre-tax loss and due to recognizing the 2012 tax credit for research and experimentation expenses as a discrete benefit in the quarter, in accordance with the date of enactment of the American Taxpayer Relief Act of 2012.  Our effective tax rate was approximately 35.2% for the three months ended March 31, 2012, which was the same as our U.S. federal statutory rate primarily due to the net of a permanent GAAP to tax differences included in the annual forecasted income, state taxes, increased profits in foreign jurisdictions, which have lower tax rates than the U.S., and changes in the fair value of the contingent consideration.  We review the expected annual effective income tax rate and make changes on a quarterly basis as necessary based on certain factors such as changes in forecasted annual operating income, changes to the actual and forecasted permanent book-to-tax differences, and changes resulting from the impact of tax law changes.

Liquidity and Capital Resources

Our principal source of liquidity has been cash provided by operations. Our cash, cash equivalents and marketable securities balance was $67.1 million at March 31, 2013, an increase of $10.2 million as compared to the balance at December 31, 2012.  During the three months ended March 31, 2013, cash generated from operations and the exercise of stock options was offset by the purchase of fixed assets.  We anticipate that our principal uses of cash in the future will be to fund the expansion of our business through both organic growth as well as possible acquisition activities and the expansion of our customer base internationally.  Uses of cash will also include facility and technology expansion, capital expenditures, and working capital.

Discussion of Cash Flows

Cash flows from operations. Net cash provided by operating activities for the three months ended March 31, 2013 was $15.2 million, as compared to $6.6 million cash provided for the same period in 2012.  The increase in net cash provided by operating activities for the three months ended March 31, 2013 of $8.6 million as compared to 2012 is primarily due to an increase in accounts receivable collections and operating income excluding depreciation and amortization.  We also made cash payments related to taxes and leased facilities in the three months ended March 31, 2013 and 2012.

Cash flows from investing.  Net cash used in investing activities for the three months ended March 31, 2013 was $6.2 million, as compared to $4.1 million for the same period in 2012.  The increase in net cash used in investing activities for the three months ended March 31, 2013 of $2.1 million as compared to 2012 is primarily due to increased purchases of property and equipment related to our continued investments in our global information technology and business systems infrastructure offset by fewer purchases of marketable securities.

Cash flows from financing.  Net cash provided by financing activities for the three months ended March 31, 2013 was $6.1 million, as compared to $3.0 million for the same period in 2012.  The increase in net cash provided by financing activities for the three months ended March 31, 2013 of $3.1 million as compared to 2012 is primarily due to an increase in proceeds from the exercise of stock options.

We believe that our existing cash and cash equivalents and cash generated from our existing operations will be sufficient to fund our operations for the next twelve months.

Effect of Inflation

Although inflation generally affects us by increasing our cost of labor and equipment, we do not believe that inflation has had any material effect on our results of operations for the three months ended March 31, 2013 and 2012.

Impact of Recently Issued Accounting Standards

In February 2013, the FASB issued ASU 2013-02 which requires additional disclosures regarding the reporting of reclassifications out of accumulated other comprehensive income. ASU 2013-02 requires an entity to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. This guidance is effective for reporting periods beginning after December 15, 2012.  We adopted this guidance effective January 1, 2013.  Our adoption of this standard did not have a significant impact on our consolidated financial statements.

In March 2013, the FASB issued ASU 2013-05, which permits an entity to release cumulative translation adjustments into net income when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity.  Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided, or, if a controlling financial interest is no longer held.  The revised standard is effective for fiscal years beginning after December 15, 2013; however, early adoption is permitted. We do not expect adoption of this ASU to significantly impact on our consolidated financial statements.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2013 and December 31, 2012.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part II, “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect our business, financial condition or future results.  We believe our exposure associated with these market risks has not changed materially since December 31, 2012.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2013.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of March 31, 2013, the end of the period covered by this quarterly report, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

PART II — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are not currently subject to any legal proceedings that could have a material adverse effect on our operations; however, we may from time to time become a party to various legal proceedings arising in the ordinary course of our business. For instance, on October 4, 2011, we filed a complaint in the United States District Court for the District of New Jersey (Civ Act. No. 3:11-cv-05811 FLW-TJB) against Assurion, Inc. (“Assurion”), claiming that Assurion has infringed, and continues to infringe, several of our patents. On February 3, 2012, Assurion filed an answer to our complaint and asserted certain counterclaims that our patents at issue are invalid. In addition, on November 21, 2011, we filed an amended complaint in the United States District Court for the District of New Jersey (Civ Act. No. 3:11-cv-06713) against OnMobile Global Limited, VoxMobili, Inc. and VolMobili, S.A. (“collectively, VoxMobili”), claiming that VoxMobili has infringed, and continues to infringe, several of our patents. On April 2, 2012, VoxMobili filed an answer to our complaint and asserted certain counterclaims that our patents at issue are invalid.  On March 23, 2013, the Court stayed both the Assurion and VoxMobili actions pending reexamination of several asserted patents in the United States Patent and Trademark Office.  Although due to the inherent uncertainties of litigation, we cannot predict the outcome of the actions at this time, we continue to pursue our claims and believe that the Assurion and VoxMobili counterclaims are without merit, and we intend to defend all of such counterclaims.

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect our business, financial condition or future results. The risks described in our Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.  If any of the risks actually occur, our business, financial condition or results of operations could be negatively affected. In that case, the trading price of our stock could decline, and our stockholders may lose part or all of their investment.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  Mine Safety Disclosures

Not Applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit No.	Description
3.2	Restated Certificate of Incorporation of the Registrant, incorporated by reference to Registrant’s Registration Statement on Form S-1 (Commission File No. 333-132080).
3.4	Amended and Restated Bylaws of the Registrant, incorporated by reference to Registrant’s Registration Statement on Form S-1 (Commission File No. 333-132080).
4.2	Form of the Registrant’s Common Stock certificate, incorporated by reference to Registrant’s Registration Statement on Form S-1 (Commission File No. 333-132080).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and section 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and section 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Labels Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

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

May 3, 2013