Form 10-Q
period 2013-06-30
SYNCHRONOSS TECHNOLOGIES INC
filed 2013-08-01
CIK 1131554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Shares outstanding of the Registrant’s common stock:

Class	Outstanding at July 23, 2013
Common stock, $0.0001 par value	40,154,682

SYNCHRONOSS TECHNOLOGIES, INC.

FORM 10-Q INDEX

SYNCHRONOSS TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share data)

	June 30, 2013	December 31, 2012

ASSETS
Current assets:
Cash and cash equivalents	$46,204	$36,028
Marketable securities	12,996	20,188
Accounts receivable, net of allowance for doubtful accounts of $372 and $258 at June 30, 2013 and December 31, 2012, respectively	73,995	74,980
Prepaid expenses and other assets	23,576	24,012
Deferred tax assets	4,142	4,114
Total current assets	160,913	159,322
Marketable securities	1,767	653
Property and equipment, net	85,009	58,162
Goodwill	124,160	127,322
Intangible assets, net	101,954	110,760
Deferred tax assets	8,008	6,961
Other assets	3,589	3,482
Total assets	$485,400	$466,662

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,345	$8,980
Accrued expenses	33,087	41,658
Deferred revenues	22,353	20,954
Contingent consideration obligation	11,051	3,279
Total current liabilities	78,836	74,871
Lease financing obligation - long-term	9,260	9,540
Contingent consideration obligation - long-term	—	5,100
Other liabilities	3,104	2,494
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000 shares authorized, 0 shares issued and outstanding at June 30, 2013 and December 31, 2012	—	—
Common stock, $0.0001 par value; 100,000 shares authorized, 43,945 and 42,533 shares issued; 40,121 and 38,674 outstanding at June 30, 2013 and December 31, 2012, respectively	4	4
Treasury stock, at cost (3,824 and 3,859 shares at June 30, 2013 and December 31, 2012, respectively)	(67,487)	(67,918)
Additional paid-in capital	366,377	344,469
Accumulated other comprehensive loss	(7,049)	(365)
Retained earnings	102,355	98,467
Total stockholders’ equity	394,200	374,657
Total liabilities and stockholders’ equity	$485,400	$466,662

See accompanying notes to consolidated financial statements.

SYNCHRONOSS TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net revenues	$83,848	$66,990	$162,124	$131,550
Costs and expenses:
Cost of services*	35,527	26,631	67,658	55,252
Research and development	16,358	12,570	33,076	25,446
Selling, general and administrative	14,943	11,060	29,595	21,450
Net change in contingent consideration obligation	1,743	(4,628)	2,176	(5,408)
Restructuring charges	—	—	5,172	—
Depreciation and amortization	9,610	5,962	18,579	11,133
Total costs and expenses	78,181	51,595	156,256	107,873
Income from operations	5,667	15,395	5,868	23,677
Interest income	197	330	283	728
Interest expense	(247)	(241)	(479)	(480)
Other income	301	779	43	793
Income before income tax expense	5,918	16,263	5,715	24,718
Income tax expense	(2,506)	(4,314)	(1,827)	(7,286)
Net income	$3,412	$11,949	$3,888	$17,432
Net income per common share:
Basic	$0.09	$0.31	$0.10	$0.46
Diluted	$0.09	$0.31	$0.10	$0.45
Weighted-average common shares outstanding:
Basic	38,551	38,353	38,368	38,207
Diluted	39,523	39,075	39,367	39,123

Comprehensive (loss) income	$(795)	$11,530	$(2,796)	$17,281

*         Cost of services excludes depreciation and amortization which is shown separately.

See accompanying notes to consolidated financial statements.

SYNCHRONOSS TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2013	2012
Operating activities:

Net income	$3,888	$17,432
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	18,579	11,133
Loss on disposal of asset	32	214
Amortization of bond premium	149	665
Deferred income taxes	(1,137)	438
Non-cash interest on leased facility	462	460
Stock-based compensation	11,040	9,750
Changes in operating assets and liabilities:
Accounts receivable, net of allowance for doubtful accounts	985	(2,165)
Prepaid expenses and other current assets	807	2,844
Other assets	(444)	(170)
Accounts payable	3,364	(4,517)
Accrued expenses	(8,658)	(5,658)
Contingent consideration obligation	2,672	(8,803)
Excess tax benefit from the exercise of stock options	—	(4,864)
Other liabilities	511	82
Deferred revenues	1,082	(558)

Net cash provided by operating activities	33,332	16,283
Investing activities:
Purchases of fixed assets	(37,728)	(21,863)
Purchases of marketable securities available-for-sale	(3,496)	(13,013)
Maturities of marketable securities available-for-sale	9,391	7,603
Business acquired, net of cash	—	(26,467)

Net cash used in investing activities	(31,833)	(53,740)
Financing activities:
Proceeds from the exercise of stock options	10,630	4,912
Payments on contingent consideration obligation	—	(2,268)
Excess tax benefit from the exercise of stock option	—	4,864
Repurchase of common stock	—	(3,773)
Proceeds from the sale of Treasury Stock in connection with an employee stock purchase plan	670	—
Repayments of capital obligations	(910)	(480)

Net cash provided by financing activities	10,390	3,255

Effect of exchange rate changes on cash	(1,713)	(147)
Net increase (decrease) in cash and cash equivalents	10,176	(34,349)
Cash and cash equivalents at beginning of year	36,028	69,430

Cash and cash equivalents at end of period	$46,204	$35,081

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$1,047	$1,636

See accompanying notes to consolidated financial statements.

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

(in thousands, except per share data unless otherwise noted)

The consolidated financial statements as of June 30, 2013 and for the three and six months ended June 30, 2013 and 2012 are unaudited, but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. They do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements and should be read in conjunction with the financial statements and notes in the Annual Report of Synchronoss Technologies, Inc. incorporated by reference in the Company’s annual report on Form 10-K for the year ended December 31, 2012.  The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation. The Company has no unconsolidated subsidiaries or investments accounted for under the equity method. The results reported in these consolidated financial statements should not necessarily be taken as indicative of results that may be expected for the entire year. The balance sheet at December 31, 2012 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

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

In connection with the Spatial Systems Nominees PTY LTD (“Spatial”) acquisition, the consolidated balance sheet at December 31, 2012 has been recast to include retrospective purchase accounting adjustments.  These adjustments pertain to measurement period adjustments during the six months ended June 30, 2013 based on the reclassification and valuation of assets acquired and liabilities assumed in the Spatial acquisition.  The effect on the consolidated balance sheet at December 31, 2012, as a result of the recast, is a decrease in accounts receivable of $2.6 million, an increase in prepaid expenses and other assets of $5.0 million, an increase in goodwill of $11.8 million, an increase in accrued expenses of $4.6 million, and an increase in deferred revenues of $9.6 million.

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

In March 2013, the FASB issued ASU 2013-05, which permits an entity to release cumulative translation adjustments into net income when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity.  Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided, or, if a controlling financial interest is no longer held. The revised standard is effective for fiscal years beginning after December 15, 2013; however, early adoption is permitted.  The Company does not expect adoption of this ASU to significantly impact its consolidated financial statements.

3. Earnings per Common Share

The Company calculates basic and diluted per share amounts based on net earnings adjusted for the effects to earnings that would result if contingently issuable shares related to contingent consideration to be settled in the Company’s stock were reported as equity for the periods presented.  To calculate basic earnings per share, the Company uses the weighted average number of common shares outstanding during the period adjusted for the weighted average number of contingently issuable shares.  The weighted average numbers of shares contingently issuable are calculated as if they were outstanding as of the last day of the period. The diluted earnings per share calculation is based on the weighted average number of shares of common stock outstanding adjusted for the number of additional shares that would have been outstanding had all potentially dilutive common shares been issued.  Potentially dilutive shares of common stock include stock options, non-vested share awards and contingently issuable shares related to contingent consideration to be settled in stock.  The dilutive effects of stock options and restricted stock awards are based on the treasury stock method.  The dilutive effects of the contingent consideration to be settled in stock are calculated as if the contingently issuable shares were outstanding as of the beginning of the period.  The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net income attributable to common stockholders per common share. Stock options that are anti-dilutive and excluded from the following table totaled 1,477 and 1,970 for the three months ended June 30, 2013 and 2012, respectively, and 1,434 and 1,626 for the six months ended June 30, 2013 and 2012, respectively.

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (Continued)

(in thousands, except per share data unless otherwise noted)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Numerator:
Net income attributable to common stockholders	$3,412	$11,949	$3,888	$17,432
Denominator:
Weighted average common shares outstanding — basic	38,551	38,353	38,368	38,207
Dilutive effect of:
Options and unvested restricted shares	972	722	999	916
Weighted average common shares outstanding — diluted	39,523	39,075	39,367	39,123

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

The following is a summary of assets and liabilities held by the Company and their related classifications under the fair value hierarchy:

	June 30, 2013	December 31, 2012
Level 1 (A)	$51,575	$41,395
Level 2 (B)	9,392	15,474
Level 3 (C)	(11,051)	(8,379)
Total	$49,916	$48,490

(A)      Level 1 assets include money market funds and enhanced income money market funds which are classified as cash equivalents and marketable securities, respectively.

(B)      Level 2 assets include certificates of deposit, municipal bonds and corporate bonds which are classified as marketable securities.

(C)      Level 3 liabilities include the contingent consideration obligation.

The Company utilizes the market approach to measure fair value for its financial assets. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets. The Company’s marketable securities investments classified as Level 2 primarily utilize broker quotes in a non-active market for valuation of these securities. No transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy occurred during the six months ended June 30, 2013.

The aggregate fair value of available-for-sale securities and aggregate amount of unrealized gains and losses for available for sale securities at June 30, 2013 were as follows:

		Aggregate Amount of
	Aggregate	Unrealized
	Fair Value	Gains	Losses
Due in one year or less	$12,996	$8	$(48)
Due after one year, less than five years	1,767	2	(2)
	$14,763	$10	$(50)

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

Unrealized gains and losses are reported as a component of accumulated other comprehensive loss in stockholders’ equity. The cost of securities sold is based on specific identification method. The Company evaluates investments with unrealized losses to determine if the losses are other than temporary. The Company has determined that the gross unrealized losses at June 30, 2013 and December 31, 2012 are temporary. In making this determination, the Company considered the financial condition, credit ratings and near-term prospects of the issuers, the underlying collateral of the investments, and the magnitude of the losses as compared to the cost and the length of time the investments have been in an unrealized loss position. Additionally, while the Company classifies the securities as available for sale, the Company does not currently intend to sell such investments and it is more likely than not to recover the carrying value prior to being required to sell such investments.

The Company determined the fair value of the contingent consideration obligation based on a probability-weighted income approach derived from quarterly revenue estimates and a probability assessment with respect to the likelihood of achieving the various performance criteria. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement.  The significant unobservable inputs used in the fair value measurement of the Company’s contingent consideration obligation are the probabilities of achieving certain financial targets and contractual milestones.  Significant increases (decreases) in any of those probabilities in isolation may result in a higher (lower) fair value measurement.  No changes in valuation techniques occurred during the six months ended June 30, 2013.

The changes in fair value of the Company’s Level 3 contingent consideration obligation during the six months ended June 30, 2013 were as follows:

Level 3
Balance at December 31, 2012	$8,379
Fair value adjustment to contingent consideration obligation included in net income	2,176
Fx impact of change in contingent consideration obligation	(15)
Earn-out compensation due to SpeechCycle employees	511
Balance at June 30, 2013	$11,051

5. Acquisition

Spatial Systems Nominees PTY LTD (“Spatial”)

On November 30, 2012, the Company acquired 100% of the capital stock of Spatial, an Australian company with operations in the U.S., for total cash consideration of $31.0 million and issued approximately 240 shares of the Company’s Common Stock.  The total cash consideration was comprised of $30.0 million for the purchase of all of the shares of Spatial and $625 for the estimated surplus working capital on the date of purchase.  Of the 240 shares of the Company’s Common Stock issued, only a portion valued at approximately $1.4 million based on the Company’s November 30, 2012 closing stock price per share was considered purchase price.  The remaining value of the shares will be recognized as compensation expense and amortized over the service period of three years. In addition, the Company potentially may make payments totaling up to approximately $5.0 million in cash and may issue up to 260

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (Continued)

(in thousands, except per share data unless otherwise noted)

shares of stock based on the ability to achieve a range of business objectives for the period from December 1, 2012 through November 30, 2013.

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

The following table summarizes the preliminary estimated fair values of the assets and liabilities assumed at the acquisition date, as adjusted:

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (Continued)

(in thousands, except per share data unless otherwise noted)

November 30, 2012
Cash and cash equivalents	$2,395
Accounts receivable	4,409
Prepaid expenses and other assets	5,232
Property and equipment	584
Intangible assets	11,322
Other assets, non-current	70
Total identifiable assets acquired	24,012

Accounts payable and accrued liabilities	(9,860)
Deferred revenue	(11,111)
Deferred tax liability	(2,123)
Other liabilities, non-current	(389)
Total liabilities assumed	(23,483)

Net identifiable assets acquired	529

Goodwill	36,082
Net assets acquired	$36,611

Newbay Software Limited (“Newbay”)

On December 24, 2012, the Company acquired 100% of the capital stock of Newbay, an Ireland company, and its subsidiaries, for cash consideration of $55.5 million.  Newbay has operations in Europe and the U.S.

The Company accounted for this business combination by applying the acquisition method, and accordingly, the purchase price was allocated to the tangible assets acquired and liabilities assumed based upon their fair values at the acquisition date.  The excess of the purchase price over the net tangible assets and liabilities, approximately $24.1 million was recorded as goodwill, which is not tax deductible.  The Company is in the process of finalizing the purchase allocation, thus the provisional measures of deferred revenue, deferred income taxes, intangibles and goodwill are subject to change.  The Company expects the purchase price allocation will be finalized in 2013.

The Company believes that the acquisition of Newbay has the potential to accelerate and expand the Company’s Cloud offerings.  In addition the Company believes it will increase the Company’s penetration of its domestic customer base and other high growth markets through cross channel marketing into Newbay’s customer accounts.

Allocation of Consideration Transferred

Total purchase price is summarized as follows:

December 24, 2012
Total consideration	$55,500
Closing Adjustment	(2,947)
Total purchase price	$52,553

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (Continued)

(in thousands, except per share data unless otherwise noted)

The following table summarizes the preliminary estimated fair values of the assets and liabilities assumed at the acquisition date, as adjusted:

December 24, 2012
Cash and cash equivalents	$2,444
Accounts receivable	5,748
Prepaid expenses and other assets	3,838
Property and equipment	4,543
Intangible assets	27,989
Other assets, non-current	1,089
Total identifiable assets acquired	45,651

Accounts payable and accrued liabilities	(13,575)
Deferred revenue	(881)
Deferred tax liability	(362)
Captial lease	(2,348)
Total liabilities assumed	(17,166)

Net identifiable assets acquired	28,485

Goodwill	24,068
Net assets acquired	$52,553

Total goodwill changed during the six months ended June 30, 2013 as follows:

Balance at December 31, 2012	$127,322
Acquisitions	—
Reclassifications, adjustments and other	244
Translation adjustments	(3,406)
Balance at June 30, 2013	$124,160

6. Stockholders’ Equity

Stock Options

The Company uses the Black-Scholes option pricing model for determining the estimated fair value for stock-based awards. The weighted-average assumptions used in the Black-Scholes option pricing model are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Expected stock price volatility	65%	69%	66%	69%
Risk-free interest rate	0.84%	0.77%	0.85%	0.83%
Expected life of options (in years)	4.40	4.84	4.45	4.90
Expected dividend yield	0%	0%	0%	0%

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (Continued)

(in thousands, except per share data unless otherwise noted)

The weighted-average fair value (as of the date of grant) of the options was $15.84 and $11.64 per share for the three months ended June 30, 2013 and 2012, respectively, and $15.76 and $14.36 per share for the six months ended June 30, 2013 and 2012, respectively.  During the three months ended June 30, 2013 and 2012, the Company recorded total pre-tax stock-based compensation expense of $6.1 million ($4.0 million after tax or $0.10 per diluted share) and $4.5 million ($2.8 million after tax or $0.07 per diluted share), respectively, which includes the fair value for equity awards issued after January 1, 2006.  During the six months ended June 30, 2013 and 2012, the Company recorded total pre-tax stock-based compensation expense of $11.0 million ($7.3 million after tax or $0.19 per diluted share) and $9.8 million ($6.3 million after tax or $0.16 per diluted share), respectively, which includes the fair value for equity awards issued after January 1, 2006.  The total stock-based compensation cost related to non-vested equity awards not yet recognized as an expense as of June 30, 2013 was approximately $48.8 million. That cost is expected to be recognized over a weighted-average period of approximately 2.74 years.

The following table summarizes information about stock options outstanding as of June 30, 2013:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
Options	Options	Exercise Price	Term (Years)	Value
Outstanding at December 31, 2012	3,976	$20.88
Options Granted	601	30.19
Options Exercised	(676)	15.73
Options Cancelled	(113)	25.06
Outstanding at June 30, 2013	3,788	$23.15	4.76	$30,767
Vested or expected to vest at June 30, 2013	3,579	$22.83	4.67	$30,263
Exercisable at June 30, 2013	2,202	$20.27	3.98	$24,808

A summary of the Company’s non-vested restricted stock at June 30, 2013, and changes during the six months ended June 30, 2013, is presented below:

Non-Vested Restricted Stock	Number of Awards
Non-vested at December 31, 2012	866
Granted	811
Vested	(201)
Forfeited	(75)
Non-vested at June 30, 2013	1,401

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

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (Continued)

(in thousands, except per share data unless otherwise noted)

The expected life of ESPP shares is the average of the remaining purchase period under each offering period.  The assumptions used to value employee stock purchase rights during the three and six months ended June 30, 2013 and 2012 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Expected stock price volatility	66%	68%	67%	68%
Risk-free interest rate	0.13%	0.13%	0.14%	0.13%
Expected life of options (in years)	0.50	0.50	0.50	0.50
Expected dividend yield	0%	0%	0%	0%

During the three months ended June 30, 2013 and 2012, the Company recorded $151 and $117, respectively, of compensation expense related to the ESPP.  During the six months ended June 30, 2013 and 2012, the Company recorded $329 and $208, respectively, of compensation expense related to the ESPP.  During the six months ended June 30, 2013, the Company sold a total of 35 shares of its Treasury Stock pursuant to purchases under its ESPP Plan.  Cash received from purchases through the ESPP Plan during the six months ended June 30, 2013, was approximately $670 and is included within the financing activities section of the consolidated statements of cash flows.  There were no shares sold during the three months ended June 30, 2013 and the three and six months ended June 30, 2012.  The total unrecognized compensation expense related to the ESPP as of June 30, 2013 was approximately $87, which is expected to be recognized over the remainder of the offering period.

7. Restructuring Charges

In January 2013, the Company initiated a work-force reduction of approximately 10 percent as part of a corporate restructuring, with reductions occurring across all levels and departments within the Company.  This measure was intended to reduce costs and to align the Company’s resources with its key strategic priorities.  Additionally, in relation to the work-force reduction, the Company initiated a facilities consolidation, beginning the process of closing one of its leased locations in Seattle, WA.  The Company recorded restructuring charges of $4.6 million and $555 during the six months ended June 30, 2013 for employment termination costs and minimum lease payments, respectively.  There were no additional restructuring charges during the three months ended June 30, 2013.  At June 30, 2013, the restructuring charges that were unpaid and classified under accrued expenses on the balance sheet related to the facilities consolidation were $384.

A summary of the Company’s restructuring accrual at June 30, 2013, and changes during the six months ended June 30, 2013, is presented below:

	Balance at				Balance at
	December 31, 2012	Charges	Payments	Adjustments	June 30, 2013
Employment termination costs	$—	$4,617	$(4,602)	$(15)	$—
Facilities consolidation	—	555	(171)	—	384
Total	$—	$5,172	$(4,773)	$(15)	$384

8. Accumulated Other Comprehensive Income

The changes in accumulated other comprehensive income during the three months ended June 30, 2013, are as follows, net of tax:

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (Continued)

(in thousands, except per share data unless otherwise noted)

		Unrealized
		Holding Gains on
	Foreign	Available-for-Sale
	Currency	Securities	Total

Balance at March 31, 2013	$(2,827)	$(15)	$(2,842)
Other comprehensive income before reclassifications	(4,188)	(19)	(4,207)
Amounts reclassified from accumulated other comprehensive income	—	—	—
Total other comprehensive loss	(4,188)	(19)	(4,207)
Balance at June 30, 2013	$(7,015)	$(34)	$(7,049)

The changes in accumulated other comprehensive income during the six months ended June 30, 2013, are as follows, net of tax:

		Unrealized
		Holding Gains on
	Foreign	Available-for-Sale
	Currency	Securities	Total

Balance at December 31, 2012	$(352)	$(13)	$(365)
Other comprehensive income before reclassifications	(6,663)	(21)	(6,684)
Amounts reclassified from accumulated other comprehensive income	—	—	—
Total other comprehensive loss	(6,663)	(21)	(6,684)
Balance at June 30, 2013	$(7,015)	$(34)	$(7,049)

9. Legal Matters

The Company is not currently subject to any legal proceedings that could have a material adverse effect on its operations; however, it may from time to time become a party to various legal proceedings arising in the ordinary course of its business.  The Company is currently the plaintiff in several patent infringement cases. Although the Company cannot predict the outcome of the cases at this time due to the inherent uncertainties of litigation, the Company continues to pursue its claims and believes that the counterclaims are without merit, and the Company intends to defend all of such counterclaims.

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

Revenues

We generate a substantial portion of our revenues on a per-transaction or subscription basis, which is derived from contracts that extend up to 60 months from execution. For the three months ended June 30, 2013 and 2012, we derived approximately 66% and 63%, respectively, of our revenues from transactions processed and subscription arrangements.  The remainder of our revenues was generated by professional services and licenses.  The current mix of revenue represents lower transaction and subscription revenues than we have historically experienced.  This is a result of professional services and licenses associated with new arrangements with our customers.  Our expectations are that the percentage of our transaction and subscription revenues will begin to increase moving forward once our Cloud services are more broadly adopted.

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

Our five largest customers, AT&T, Comcast, Level 3 Communications, Verizon Wireless, and Vodafone, accounted for approximately 77% of our revenues for the three months ending June 30, 2013, as compared to our five largest customers, AT&T, Charter Communications, Time Warner Cable, Verizon Wireless, and Vodafone, which accounted for 81% of our revenues for the three months ended June 30, 2012.  AT&T and Verizon Wireless are the only customers that accounted for more than 10% of our revenues for the three months ended June 30, 2013 and 2012.  See “Risk Factors” for certain matters bearing risks on our future results of operations.

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

Net change in contingent consideration obligation consists of the changes to the fair value estimates of the obligation to the former equity holders which resulted from our acquisitions.  The estimates are based on the weighted probability of achieving certain financial targets and milestones.  The contingent consideration obligation earn-out periods are no longer than 12 months in duration.

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

We believe that of our significant accounting policies, which are described in Note 2 in our Annual Report on Form 10-K for the year ended December 31, 2012, the following accounting policies involve a greater degree of judgment and complexity.  Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations:

•                  Revenue Recognition and Deferred Revenue

•                  Income Taxes

•                  Goodwill and Impairment of Long-Lived Assets

•                  Business Combinations

•                  Stock-Based Compensation

There were no significant changes in our critical accounting policies and estimates discussed in our Form 10-K during the six months ended June 30, 2013.  Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2012 for a more complete discussion of our critical accounting policies and estimates.

Results of Operations

Three months ended June 30, 2013 compared to the three months ended June 30, 2012

The following table presents an overview of our results of operations for the three months ended June 30, 2013 and 2012.

	Three Months Ended June 30,
	2013		2012		2013 vs 2012
	$	% of Revenue	$	% of Revenue	$ Change	% Change
	(in thousands)
Net revenues	$83,848	100.0%	$66,990	100.0%	$16,858	25.2%

Cost of services*	35,527	42.4%	26,631	39.8%	8,896	33.4%
Research and development	16,358	19.5%	12,570	18.8%	3,788	30.1%
Selling, general and administrative	14,943	17.8%	11,060	16.5%	3,883	35.1%
Net change in contingent consideration obligation	1,743	2.1%	(4,628)	(6.9)%	6,371	(137.7)%
Depreciation and amortization	9,610	11.5%	5,962	8.9%	3,648	61.2%
	78,181	93.2%	51,595	77.0%	26,586	51.5%

Income from operations	$5,667	6.8%	$15,395	23.0%	$(9,728)	(63.2)%

*      Cost of services excludes depreciation and amortization which is shown separately.

Net Revenues. Net revenues increased $16.9 million to $83.8 million for the three months ended June 30, 2013, compared to the same period in 2012.  This increase was due primarily to the expansion of our services provided to our customers.  Transaction and subscription revenues as a percentage of sales were 66% or $54.9 million for the three months ended June 30, 2013 and 63% or $42.5 million for the same period in 2012.  Professional service and license revenues as a percentage of sales were 34% or $28.9 million for the three months ended June 30, 2013, compared to 37% or $24.5 million for the same period in 2012.  The increase in professional services and license revenue is primarily due to the expansion of services and license agreements due to new projects primarily relating to Cloud services with existing and new customers.

Net revenues related to Activation Services increased $11.1 million to $57.5 million for the three months ended June 30, 2013 compared to the same period in 2012.  Net revenues related to Activation Services represented 69% for the three months ended June 30, 2013 and 2012.  Net revenues related to our Personal Cloud Services increased by $5.8 million to $26.3 million of our revenues for the three months ended June 30, 2013 compared to the same period in 2012.  Net revenues related to our Personal Cloud Services represented 31% for the three months ended June 30, 2013 and 2012.

Expenses

Cost of Services.  Cost of services increased $8.9 million to $35.5 million for the three months ended June 30, 2013, compared to the same period in 2012, due primarily to an increase of $3.8 million in telecommunication and facility costs related to the increased call volume and capacity associated with our data facilities.  There was also an increase of $2.4 million in our personnel and related costs and an increase of $313 thousand in our stock-based compensation.  The increase in personnel and related costs and stock-based compensation was due primarily to our continued growth in existing and new programs with our current customers and recent acquisitions.  There was also an increase of $2.3 million in outside consulting expense, due to our increased use of third party exception handling vendors.  Cost of services as a percentage of revenues increased to 42.4% for the three months ended June 30, 2013, as compared to 39.8% for the three months ended June 30, 2012.

Research and Development. Research and development expense increased $3.8 million to $16.4 million for the three months ended June 30, 2013, compared to the same period in 2012, due to headcount increases.  There was an increase of $2.8 million in our personnel and related costs and an increase of $423 thousand in stock-based compensation.  The increase in personnel and related costs and stock-based compensation was due primarily our continued growth as we further expand the capabilities of our offerings, as well as investing in several early-stage customer deployments.  There were also increases of $421 thousand in outside consultants as a result of the expansion of our programs and $372 thousand in telecom and facilities costs as a result of the expansion of our facilities.  Research and development expense as a percentage of revenues increased to 19.5% for three months ended June 30, 2013 as compared to 18.8% for the three months ended June 30, 2012.

Selling, General and Administrative. Selling, general and administrative expense increased $3.9 million to $14.9 million for the three months ended June 30, 2013, compared to the same period in 2012, due to headcount increases.  There was an increase of $1.9 million in personnel and related costs and an increase of $855 thousand in stock-based compensation.  The increase in personnel and related costs and stock-based compensation was primarily due to our continued growth in existing and new programs with our current customers and recent acquisitions.  There were also increases of $675 thousand in professional services related to accounting and legal costs as a result of our acquisition and patent activity and $389 thousand in telecommunications and facility costs as a result of the expansion of our facilities.  Selling, general and administrative expense as a percentage of revenues increased to 17.8% for the three months ended June 30, 2013, compared to 16.5% for the three months ended June 30, 2012.

Net change in contingent consideration obligation. The net change in contingent consideration obligation resulted in a $1.7 million increase of the contingent consideration obligation for the three months ended June 30, 2013 driven by changes in the fair value estimates related to the weighted probability of achieving revenue and product milestones for the SpeechCycle, Inc. (“SpeechCycle) and Spatial Systems Nominees PTY Limited (“Spatial”) Earn-outs and changes in our stock price.  The $4.6 million reduction of the fair value change in the contingent consideration liability for the three months ended June 30, 2012 was due to the change in the estimate of the fair value of the contingent consideration obligation related to the Sapience Knowledge Systems, Inc. (“SKS”) and Miyowa S.A. (“Miyowa”) Earn-outs, primarily due to changes in the probability of achieving product milestones and operational efficiencies.

Depreciation and amortization. Depreciation and amortization expense increased $3.6 million to $9.6 million for the three months ended June 30, 2013, compared to the same period in 2012, primarily related to the amortization of our newly acquired intangible assets of SpeechCycle, Spatial and Newbay Software Limited.  There was also an increase in depreciable fixed assets necessary for the continued expansion of our platforms.  Depreciation and amortization expense as a percentage of revenues increased to 11.5% for the three months ended June 30, 2013, as compared to 8.9% for the three months ended June 30, 2012.

Income from Operations. Income from operations decreased $9.7 million to $5.7 million for the three months ended June 30, 2013, compared to the same period in 2012.  This was due primarily to increased charges related to the net change in contingent consideration obligation, increases in depreciable fixed assets, intangible amortization and the additional costs associated with our acquired operations offset by increased revenues.  Income from operations as a percentage of revenues decreased to 6.8% for the three months ended June 30, 2013, as compared to 23.0% for the three months ended June 30, 2012.

Interest income.  Interest income decreased $133 thousand to $197 thousand for the three months ended June 30, 2013, compared to the same period in 2012.  Interest income decreased primarily due to a reduction of our cash and investment balances as a result of our recent acquisitions.

Interest expense.  Interest expense increased $6 thousand to $247 thousand for the three months ended June 30, 2013, compared to the same period in 2012.

Other income.  Other income decreased $478 thousand to $301 thousand for the three months ended June 30, 2013, compared to the same period in 2012.  Other income decreased primarily due to a reduction in refundable research and development tax credits in France and changes in foreign currency exchange rate fluctuations.

Income Tax.  We recognized approximately $2.5 million and $4.3 million in related tax expense during the three months ended June 30, 2013 and 2012, respectively.  Our effective tax rate was approximately 42.3% for the three months ended June 30, 2013, which was higher than our U.S. federal statutory rate primarily due to the unfavorable impact of the fair market value adjustment for the contingent consideration obligation related to the Spatial equity holders.  Our effective tax rate was approximately 26.5% for the three months ended June 30, 2012, which was lower than our U.S. federal statutory rate primarily due to the favorable tax impact of the fair market value adjustment for the contingent consideration obligation related to the Miyowa and SKS equity holders and increased profits in foreign jurisdictions, which have lower tax rates than the U.S.  We review the expected annual effective income tax rate and make changes on a quarterly basis as necessary based on certain factors such as changes in forecasted annual operating income, changes to the actual and forecasted permanent book-to-tax differences, and changes resulting from the impact of tax law changes.

Six months ended June 30, 2013 compared to the six months ended June 30, 2012

The following table presents an overview of our results of operations for the six months ended June 30, 2013 and 2012.

	Six Months Ended June 30,
	2013		2012		2013 vs 2012
	$	% of Revenue	$	% of Revenue	$ Change	% Change
	(in thousands)
Net revenues	$162,124	100.0%	$131,550	100.0%	$30,574	23.2%

Cost of services*	67,658	41.7%	55,252	42.0%	12,406	22.5%
Research and development	33,076	20.4%	25,446	19.3%	7,630	30.0%
Selling, general and administrative	29,595	18.3%	21,450	16.3%	8,145	38.0%
Net change in contingent consideration obligation	2,176	1.3%	(5,408)	(4.1)%	7,584	(140.2)%
Restructuring charges	5,172	3.2%	—	0.0%	5,172	100.0%
Depreciation and amortization	18,579	11.5%	11,133	8.5%	7,446	66.9%
	156,256	96.4%	107,873	82.0%	48,383	44.9%
				0.0%
Income from operations	$5,868	3.6%	$23,677	18.0%	$(17,809)	(75.2)%

*      Cost of services excludes depreciation and amortization which is shown separately.

Net Revenues. Net revenues increased $30.6 million to $162.1 million for the six months ended June 30, 2013, compared to the same period in 2012.  This increase was due primarily to the expansion of our services provided to our customers.  Transaction and subscription revenues as a percentage of sales were 65% or $105.9 million for the six months ended June 30, 2013 and 66% or $86.7 million for the same period in 2012.  Professional service and license revenues as a percentage of sales were 35% or $56.2 million for the six months ended June 30, 2013, compared to 34% or $44.9 million for the same period in 2012.  The increase in professional services and license revenue is primarily due to the expansion of services and license agreements due to new projects primarily relating to Cloud services with existing and new customers.

Net revenues related to Activation Services increased $19.5 million to $112.3 million for the six months ended June 30, 2013 compared to the same period in 2012.  Net revenues related to Activation Services represented 69% for the six months ended June 30, 2013, compared to 71% for the same period in 2012.  Net revenues related to our Personal Cloud Services increased by $11.1 million to $49.8 million of our revenues for the six months ended June 30, 2013 compared to the same period in 2012.  Net revenues related to our Personal Cloud Services represented 31% for the six months ended June 30, 2013, compared to 29% for the same period in 2012.

Expenses

Cost of Services.  Cost of services increased $12.4 million to $67.7 million for the six months ended June 30, 2013, compared to the same period in 2012, due primarily to an increase of $7.3 million in telecommunication and facility costs related to the increased call volume and capacity associated with our data facilities and an increase of $5.1 million in our personnel and related costs due primarily to our continued growth in existing and new programs with our current customers and recent acquisitions.  The increases in cost of services were offset by a decrease of $445 thousand in outside consulting expense, due to our increased productivity and cost saving from changes in our third party exception handling vendors.  Cost of services as a percentage of revenues decreased to 41.7% for the six months ended June 30, 2013, as compared to 42.0% for the six months ended June 30, 2012 as a result of increases in professional services and highly automated transaction revenues which have higher margins.

Research and Development. Research and development expense increased $7.6 million to $33.1 million for the six months ended June 30, 2013, compared to the same period in 2012, due to headcount increases.  There was an increase of $6.7 million in personnel and related costs due primarily to our continued growth as we further expand the capabilities of our offerings, as well as investing in several early-stage customer deployments.  There were also increases of $556 thousand in outside consultants as a result of the expansion of our programs and $414 thousand in telecom and facilities costs as a result of the expansion of our facilities.  Research and development expense as a percentage of revenues increased to 20.4% for six months ended June 30, 2013 as compared to 19.3% for the six months ended June 30, 2012.

Selling, General and Administrative. Selling, general and administrative expense increased $8.1 million to $29.6 million for the six months ended June 30, 2013, compared to the same period in 2012, due to headcount increases.  There was an increase of $4.5 million in personnel and related costs and an increase of $730 thousand in stock-based compensation expense.  The increase in personnel and related costs and stock-based compensation was primarily due to our continued growth in existing and new programs with our current customers and recent acquisitions.  There was also an increase of $1.7 million in professional services related to accounting and legal costs as a result of our acquisition and patent activity and an increase of $1.1 million in telecommunications and facility costs as a result of our acquisitions.  Selling, general and administrative expense as a percentage of revenues increased to 18.3% for the six months ended June 30, 2013, compared to 16.3% for the six months ended June 30, 2012.

Net change in contingent consideration obligation. The net change in contingent consideration obligation resulted in a $2.2 million increase of the contingent consideration obligation for the six months ended June 30, 2013 driven by changes in the fair value estimates related to the weighted probability of achieving revenue and product milestones for the SpeechCycle, Inc. (“SpeechCycle) and Spatial Systems Nominees PTY Limited (“Spatial”) Earn-outs and changes in our stock price.  The $5.4 million reduction of the fair value change in the contingent consideration liability for the six months ended June 30, 2012 was due to the change in the estimate of the fair value of the contingent consideration obligation related to the Sapience Knowledge Systems, Inc. (“SKS”) and Miyowa S.A. (“Miyowa”) Earn-outs, primarily due to changes in the probability of achieving product milestones and operational efficiencies.

Restructuring charges. Restructuring charges were $5.2 million, consisting of $4.6 million for employment termination costs and $555 thousand for minimum lease payments, for the six months ended June 30, 2013, as a result of the January 2013 work-force reduction plan to reduce costs and align our resources with our key strategic priorities.

Depreciation and amortization. Depreciation and amortization expense increased $7.4 million to $18.6 million for the six months ended June 30, 2013, compared to the same period in 2012, primarily related to the amortization of our newly acquired intangible assets of SpeechCycle, Spatial and Newbay Software Limited.  There was also an increase in depreciable fixed assets necessary for the continued expansion of our platforms.  Depreciation and amortization expense as a percentage of revenues increased to 11.5% for the six months ended June 30, 2013, as compared to 8.5% for the six months ended June 30, 2012.

Income from Operations. Income from operations decreased $17.8 million to $5.9 million for the six months ended June 30, 2013, compared to the same period in 2012.  This was due primarily to increased charges related to the net change in contingent consideration obligation, increases in depreciable fixed assets, restructuring charges related to our work-force reduction and facilities consolidation to align our resources with our key strategic priorities, increased intangible amortization and the additional costs associated with our acquired operations offset by increased revenues.  Income from operations as a percentage of revenues decreased to 3.6% for the six months ended June 30, 2013, as compared to 18.0% for the six months ended June 30, 2012.

Interest income.  Interest income decreased $445 thousand to $283 thousand for the six months ended June 30, 2013, compared to the same period in 2012.  Interest income decreased primarily due to a reduction of our cash and investment balances as a result of our recent acquisitions.

Interest expense.  Interest expense decreased $1 thousand to $479 thousand for the six months ended June 30, 2013, compared to the same period in 2012.

Other income.  Other income decreased $750 thousand to $43 thousand for the six months ended June 30, 2013, compared to the same period in 2012.  Other income decreased primarily due to a reduction in refundable research and development credits realized in France and changes in foreign currency exchange rate fluctuations.

Income Tax.  We recognized approximately $1.8 million and $7.3 million in related tax expense during the six months ended June 30, 2013 and 2012, respectively.  Our effective tax rate was approximately 32.0% for the six months ended June 30, 2013, which was lower than our U.S. federal statutory rate primarily due to the favorable impact of profits in foreign jurisdictions, which have lower tax rates than the U.S., the favorable impact of recognizing the 2012 tax credit for research and experimentation expenses as a discrete benefit in the first quarter, in accordance with the date of enactment of the American Taxpayer Relief Act of 2012, offset by the unfavorable impact of the fair market value adjustment for the contingent consideration obligation related to the Spatial equity holders.  Our effective tax rate was approximately 29.5% for the six months ended June 30, 2012, which was lower than our U.S. federal statutory rate primarily due to the favorable tax impact of the fair market value adjustment for the contingent consideration obligation related to the Miyowa and SKS equity holders and increased profits in foreign jurisdictions, which have lower tax rates than the U.S.  We review the expected annual effective income tax rate and make changes on a quarterly basis as necessary based on certain factors such as changes in forecasted annual operating income, changes to the actual and forecasted permanent book-to-tax differences, and changes resulting from the impact of tax law changes.

Liquidity and Capital Resources

Our principal source of liquidity has been cash provided by operations. Our cash, cash equivalents and marketable securities balance was $61.0 million at June 30, 2013, an increase of $4.1 million as compared to the balance at December 31, 2012.  During the six months ended June 30, 2013, cash generated from operations and the exercise of stock options was offset by the purchase of fixed assets.  We anticipate that our principal uses of cash in the future will be to fund the expansion of our business through both organic growth as well as possible acquisition activities and the expansion of our customer base internationally.  Uses of cash will also include facility and technology expansion, capital expenditures, and working capital.

Discussion of Cash Flows

Cash flows from operations. Net cash provided by operating activities for the six months ended June 30, 2013 was $33.3 million, as compared to $16.3 million cash provided for the same period in 2012.  The increase in net cash provided by operating activities for the six months ended June 30, 2013 of $17.0 million as compared to 2012 is primarily due to no payments on contingent consideration obligation in 2013 and an increase in accounts receivable collections.  During the six months ended June 30, 2012, we made payments on the settlements of the former FusionOne employees and SKS contingent consideration obligations.

Cash flows from investing.  Net cash used in investing activities for the six months ended June 30, 2013 was $31.8 million, as compared to $53.7 million for the same period in 2012.  The decrease in net cash used in investing activities for the six months ended June 30, 2013 of $21.9 million as compared to 2012 is primarily due to no acquisitions in 2013 offset by increased purchases of property and equipment related to our continued investments in our global information technology and business systems infrastructure.

Cash flows from financing.  Net cash provided by financing activities for the six months ended June 30, 2013 was $10.4 million, as compared to $3.3 million for the same period in 2012.  The increase in net cash provided by financing activities for the six months ended June 30, 2013 of $7.1 million as compared to 2012 is primarily due to an increase in proceeds from the exercise of stock options.

We believe that our existing cash and cash equivalents and cash generated from our existing operations will be sufficient to fund our operations for the next twelve months.

Effect of Inflation

Although inflation generally affects us by increasing our cost of labor and equipment, we do not believe that inflation has had any material effect on our results of operations for the six months ended June 30, 2013 and 2012.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2013 and December 31, 2012.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2013.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of June 30, 2013, the end of the period covered by this quarterly report, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

August 1, 2013