Form 10-Q
period 2013-09-30
SYNCHRONOSS TECHNOLOGIES INC
filed 2013-11-05
CIK 1131554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒

Shares outstanding of the Registrant’s common stock:

Class	Outstanding at October 29, 2013
Common stock, $0.0001 par value	40,526,584

SYNCHRONOSS TECHNOLOGIES, INC.

FORM 10-Q INDEX

SYNCHRONOSS TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share data)

	September 30, 2013	December 31, 2012

ASSETS
Current assets:
Cash and cash equivalents	$37,087	$36,028
Marketable securities	7,894	20,188
Accounts receivable, net of allowance for doubtful accounts of $440 and $258 at September 30, 2013 and December 31, 2012, respectively	88,694	74,980
Prepaid expenses and other assets	23,710	24,012
Deferred tax assets	4,120	4,114
Total current assets	161,505	159,322
Marketable securities	5,787	653
Property and equipment, net	95,821	58,162
Goodwill	125,998	127,322
Intangible assets, net	100,764	110,760
Deferred tax assets	4,047	6,961
Other assets	9,821	3,482
Total assets	$503,743	$466,662

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,660	$8,980
Accrued expenses	29,756	41,658
Deferred revenues	22,031	20,954
Contingent consideration obligation	9,037	3,279
Total current liabilities	72,484	74,871
Lease financing obligation - long-term	9,257	9,540
Contingent consideration obligation - long-term	—	5,100
Other liabilities	3,139	2,494
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000 shares authorized, 0 shares issued and outstanding at September 30, 2013 and December 31, 2012	—	—
Common stock, $0.0001 par value; 100,000 shares authorized, 44,303 and 42,533 shares issued; 40,510 and 38,674 outstanding at September 30, 2013 and December 31, 2012, respectively	4	4
Treasury stock, at cost (3,793 and 3,859 shares at September 30, 2013 and December 31, 2012, respectively)	(67,104)	(67,918)
Additional paid-in capital	381,919	344,469
Accumulated other comprehensive loss	(1,901)	(365)
Retained earnings	105,945	98,467
Total stockholders’ equity	418,863	374,657
Total liabilities and stockholders’ equity	$503,743	$466,662

See accompanying notes to consolidated financial statements.

SYNCHRONOSS TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net revenues	$89,716	$68,961	$251,840	$200,511
Costs and expenses:
Cost of services*	38,133	29,136	105,791	84,388
Research and development	16,554	12,645	49,630	38,091
Selling, general and administrative	15,562	10,278	45,157	31,728
Net change in contingent consideration obligation	500	(327)	2,676	(5,735)
Restructuring charges	—	—	5,172	—
Depreciation and amortization	10,213	6,068	28,792	17,201
Total costs and expenses	80,962	57,800	237,218	165,673
Income from operations	8,754	11,161	14,622	34,838
Interest income	149	295	432	1,023
Interest expense	(235)	(222)	(714)	(702)
Other (expense) income	(369)	(207)	(326)	586
Income before income tax expense	8,299	11,027	14,014	35,745
Income tax expense	(4,709)	(4,825)	(6,536)	(12,111)
Net income	$3,590	$6,202	$7,478	$23,634
Net income per common share:
Basic	$0.09	$0.16	$0.19	$0.62
Diluted	$0.09	$0.16	$0.19	$0.60
Weighted-average common shares outstanding:
Basic	38,960	38,107	38,589	38,219
Diluted	40,056	38,872	39,662	39,192

Comprehensive income	$8,738	$6,773	$5,942	$24,054

*         Cost of services excludes depreciation and amortization which is shown separately.

See accompanying notes to consolidated financial statements.

SYNCHRONOSS TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2013	2012
Operating activities:
Net income	$7,478	$23,634
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	28,792	17,199
Loss on disposal of asset	—	198
Amortization of bond premium	225	1,000
Deferred income taxes	3,401	32
Non-cash interest on leased facility	691	690
Stock-based compensation	18,313	14,387
Changes in operating assets and liabilities:
Accounts receivable, net of allowance for doubtful accounts	(13,714)	(6,733)
Prepaid expenses and other current assets	1,656	7,022
Other assets	(6,724)	(122)
Accounts payable	2,680	(2,665)
Accrued expenses	(11,952)	(3,042)
Contingent consideration obligation	1,724	(8,396)
Excess tax benefit from the exercise of stock options	(983)	(6,592)
Other liabilities	1,063	(146)
Deferred revenues	760	(1,707)
Net cash provided by operating activities	33,410	34,759
Investing activities:
Purchases of fixed assets	(55,216)	(25,377)
Purchases of marketable securities available-for-sale	(6,703)	(13,082)
Maturities of marketable securities available-for-sale	13,635	15,531
Business acquired, net of cash	—	(26,572)
Net cash used in investing activities	(48,284)	(49,500)
Financing activities:
Proceeds from the exercise of stock options	17,495	7,330
Payments on contingent consideration obligation	(1,090)	(2,268)
Excess tax benefit from the exercise of stock option	983	6,592
Repurchase of common stock	—	(13,898)
Proceeds from the sale of Treasury Stock in connection with an employee stock purchase plan	1,474	612
Proceeds from capital obligations	—	38
Repayments of capital obligations	(1,236)	(750)
Net cash provided (used) by financing activities	17,626	(2,344)
Effect of exchange rate changes on cash	(1,693)	391
Net increase (decrease) in cash and cash equivalents	1,059	(16,694)
Cash and cash equivalents at beginning of year	36,028	69,430

Cash and cash equivalents at end of period	$37,087	$52,736

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$1,131	$3,222

See accompanying notes to consolidated financial statements.

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (Continued)

(in thousands, except per share data unless otherwise noted)

The consolidated financial statements as of September 30, 2013 and for the three and nine months ended September 30, 2013 and 2012 are unaudited, but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. They do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements and should be read in conjunction with the financial statements and notes in the Annual Report of Synchronoss Technologies, Inc. incorporated by reference in the Company’s annual report on Form 10-K for the year ended December 31, 2012.  The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation. The Company has no unconsolidated subsidiaries or investments accounted for under the equity method. The results reported in these consolidated financial statements should not necessarily be taken as indicative of results that may be expected for the entire year. The balance sheet at December 31, 2012 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

1. Description of Business

Synchronoss Technologies, Inc. (the “Company” or “Synchronoss”) is a mobile innovation company that provides software-based activation and personal cloud solutions for connected devices across the globe.  Such solutions include device and service procurement, provisioning, activation, support, intelligent connectivity management and content synchronization, back-up and sharing that enable communications service providers (CSPs), cable operators/multi-services operators (MSOs), original equipment manufacturers (OEMs) with embedded connectivity (e.g. smartphones, laptops, tablets and mobile Internet devices, among others), e-Tailers/retailers and other customers to accelerate and monetize their go-to-market strategies for connected devices. This includes automating subscriber activation, order management, upgrades, service provisioning and connectivity and content management from any channel (e.g., e-commerce, telesales, enterprise, indirect and other retail outlets, etc.) to any communication service (e.g., wireless (3G, (EV-DO and HSPA), 4G, (LTE and WiMAX)), Wi-Fi, high speed access, local access, IPTV, cable, satellite TV, etc.) across any connected device type with support for content transfer, synchronization and sharing. The Company’s solutions touch all aspects of connected devices on the mobile Internet.

The Company’s Activation Services and Personal Cloud platforms provide end-to-end seamless integration between customer-facing channels/applications, communication services, or devices and “back-office” infrastructure-related systems and processes. The Company’s customers rely on its solutions and technology to automate the process of activation and content management for their customers’ devices while delivering additional communication services. The Company’s platforms also support automated customer care processes through use of highly accurate and effective speech processing technology and enable the Company’s customers to offer their subscribers the ability to store in the Cloud their personal content and data which resides on their connected mobile devices, such as personal computers, smartphones and tablets.  The Company’s platforms are designed to be carrier-grade, high availability, flexible and scalable to enable multiple converged communication services to be managed across multiple distribution channels, including e-commerce, m-commerce, telesales, customer stores, indirect and other retail outlets, etc., allowing it to meet the rapidly changing and converging services and connected devices offered by its customers. The Company enables its customers to acquire, retain and service subscribers quickly, reliably and cost-effectively by enabling back-up, synchronization and sharing of subscriber content.  Through the use of the Company’s platforms, its customers can simplify the processes associated with managing the customer experience for procuring, activating, connecting, synchronizing and social media sharing connected devices, content and services.  The extensibility, scalability and relevance of the Company’s platforms enable new revenue streams and retention opportunities for its customers through new subscriber acquisitions, sale of new devices, accessories and new value-added service offerings in the Cloud, while optimizing their cost of operations and enhancing customer experience.

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

In connection with the Spatial Systems Nominees PTY LTD (“Spatial”) acquisition, the consolidated balance sheet at December 31, 2012 has been recast to include retrospective purchase accounting adjustments.  These adjustments pertain to measurement period adjustments during the nine months ended September 30, 2013 based on the reclassification and valuation of assets acquired and liabilities assumed in the Spatial acquisition.  The effect on the consolidated balance sheet at December 31, 2012, as a result of the recast, is a decrease in accounts receivable of $2.6 million, an increase in prepaid expenses and other assets of $5.0 million, an increase in goodwill of $11.8 million, an increase in accrued expenses of $4.6 million, and an increase in deferred revenues of $9.6 million.

During the third quarter, the Company entered into a new three year agreement with AT&T which continues until July 31, 2016 unless earlier terminated.  AT&T may renew this agreement for one additional year by providing at least ninety days written notice prior to the end of the initial term.  This agreement defines the work activities, transaction pricing, forecasting process, service level agreements and remedies associated with certain services performed by the Company for AT&T’s e-commerce organizations. The agreement provides for AT&T to pay the Company (i) monthly hosting fees, (ii) fees based on the number of transactions processed through the Company’s technology platform, (iii) fees based on manual processing services and (iv) fees for professional services rendered by the Company.

Prior to the third quarter, several of the Company’s subsidiaries that operate outside the United States used the U.S. dollar as the functional currency.  Effective July 1, 2013, the Company changed the functional currencies of those subsidiaries that operate outside the United States to their local currency.  The functional currency is translated into U.S. dollars for balance sheet accounts using the month end rates in effect as of the balance sheet date and average exchange rate for revenue and expense accounts for each respective period.  The translation adjustments are deferred as a separate component of stockholders’ equity, within accumulated other comprehensive income.  Gains or losses resulting from transactions denominated in foreign currencies are included in other income or expense, within the consolidated statements of income.  The effects of the change in functional currency were not material to the Company’s consolidated financial statements.

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

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (Continued)

(in thousands, except per share data unless otherwise noted)

In July 2013, the FASB issued ASU 2013-11, which provides that a liability related to an unrecognized tax benefit would be offset against a deferred tax asset instead of presented gross for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed.  This new guidance is effective for fiscal years beginning after December 15, 2013.  The Company does not expect adoption of this ASU to significantly impact its consolidated financial statements.

3. Earnings per Common Share

The Company calculates basic and diluted per share amounts based on net earnings adjusted for the effects to earnings that would result if contingently issuable shares related to contingent consideration to be settled in the Company’s stock were reported as equity for the periods presented.  To calculate basic earnings per share, the Company uses the weighted average number of common shares outstanding during the period adjusted for the weighted average number of contingently issuable shares.  The weighted average numbers of shares contingently issuable are calculated as if they were outstanding as of the last day of the period. The diluted earnings per share calculation is based on the weighted average number of shares of common stock outstanding adjusted for the number of additional shares that would have been outstanding had all potentially dilutive common shares been issued.  Potentially dilutive shares of common stock include stock options, non-vested share awards and contingently issuable shares related to contingent consideration to be settled in stock.  The dilutive effects of stock options and restricted stock awards are based on the treasury stock method.  The dilutive effects of the contingent consideration to be settled in stock are calculated as if the contingently issuable shares were outstanding as of the beginning of the period.  The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net income attributable to common stockholders per common share. Stock options that are anti-dilutive and excluded from the following table totaled 1,378 and 2,286 for the three months ended September 30, 2013 and 2012, respectively, and 1,406 and 1,709 for the nine months ended September 30, 2013 and 2012, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Numerator:
Net income attributable to common stockholders	$3,590	$6,202	$7,478	$23,634
Denominator:
Weighted average common shares outstanding — basic	38,960	38,107	38,589	38,219
Dilutive effect of:
Options and unvested restricted shares	1,096	765	1,073	973
Weighted average common shares outstanding — diluted	40,056	38,872	39,662	39,192

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

The following is a summary of assets and liabilities held by the Company and their related classifications under the fair value hierarchy:

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (Continued)

(in thousands, except per share data unless otherwise noted)

	September 30, 2013	December 31, 2012
Level 1 (A)	$42,474	$41,395
Level 2 (B)	8,294	15,474
Level 3 (C)	(9,037)	(8,379)
Total	$41,731	$48,490

(A)      Level 1 assets include money market funds and enhanced income money market funds which are classified as cash equivalents and marketable securities, respectively.

(B)      Level 2 assets include certificates of deposit, municipal bonds and corporate bonds which are classified as marketable securities.

(C)      Level 3 liabilities include the contingent consideration obligation.

The Company utilizes the market approach to measure fair value for its financial assets. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets. The Company’s marketable securities investments classified as Level 2 primarily utilize broker quotes in a non-active market for valuation of these securities. No transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy occurred during the nine months ended September 30, 2013.

The aggregate fair value of available-for-sale securities and aggregate amount of unrealized gains and losses for available for sale securities at September 30, 2013 were as follows:

		Aggregate Amount of
	Aggregate	Unrealized
	Fair Value	Gains	Losses
Due in one year or less	$7,894	$2	$(23)
Due after one year, less than five years	5,787	13	(3)
	$13,681	$15	$(26)

The aggregate fair value of available-for-sale securities and aggregate amount of unrealized gains and losses for available for sale securities at December 31, 2012 were as follows:

		Aggregate Amount of
	Aggregate	Unrealized
	Fair Value	Gains	Losses
Due in one year or less	$20,188	$18	$(41)
Due after one year, less than five years	653	1	(1)
	$20,841	$19	$(42)

Unrealized gains and losses are reported as a component of accumulated other comprehensive loss in stockholders’ equity. The cost of securities sold is based on specific identification method. The Company evaluates investments with unrealized losses to determine if the losses are other than temporary. The Company has determined that the gross unrealized losses at September 30, 2013 and December 31, 2012 are temporary. In making this determination, the Company considered the financial condition, credit ratings and near-term prospects of the issuers, the underlying collateral of the investments, and the magnitude of the losses as compared to the cost and the length of time the investments have been in an unrealized loss position. Additionally, while the Company classifies the securities as available for sale, the Company does not currently intend to sell such investments and it is more likely than not to recover the carrying value prior to being required to sell such investments.

The Company determined the fair value of the contingent consideration obligation based on a probability-weighted income approach derived from quarterly revenue estimates and a probability assessment with respect to the likelihood of achieving the various

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (Continued)

(in thousands, except per share data unless otherwise noted)

performance criteria. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement.  The significant unobservable inputs used in the fair value measurement of the Company’s contingent consideration obligation are the probabilities of achieving certain financial targets and contractual milestones.  Significant increases (decreases) in any of those probabilities in isolation may result in a higher (lower) fair value measurement.  No changes in valuation techniques occurred during the nine months ended September 30, 2013.

The changes in fair value of the Company’s Level 3 contingent consideration obligation during the nine months ended September 30, 2013 were as follows:

Level 3
Balance at December 31, 2012	$8,379
Fair value adjustment to contingent consideration obligation included in net income	2,676
Earn-out compensation due to SpeechCycle employees	511
SpeechCycle Earn-out payment	(2,553)
Fx impact of change in contingent consideration obligation	24
Balance at September 30, 2013	$9,037

5. Acquisition

Spatial Systems Nominees PTY LTD (“Spatial”)

On November 30, 2012, the Company acquired 100% of the capital stock of Spatial, an Australian company with operations in the U.S., for total cash consideration of $30.6 million and issued approximately 240 shares of the Company’s Common Stock.  The total cash consideration was comprised of $30.0 million for the purchase of all of the shares of Spatial and $625 for the estimated surplus working capital on the date of purchase.  Of the 240 shares of the Company’s Common Stock issued, only a portion valued at approximately $1.4 million based on the Company’s November 30, 2012 closing stock price per share was considered purchase price.  The remaining value of the shares will be recognized as compensation expense and amortized over the service period of three years. In addition, the Company potentially may make payments totaling up to approximately $5.0 million in cash and may issue up to 260 shares of stock based on the ability to achieve a range of business objectives for the period from December 1, 2012 through November 30, 2013.

The Company accounted for this business combination by applying the acquisition method, and accordingly, the purchase price was allocated to the tangible assets acquired and liabilities assumed based upon their fair values at the acquisition date.  The excess of the purchase price over the net tangible assets and liabilities, approximately $36.4 million was recorded as goodwill, which is not tax deductible.  The Company is in the process of finalizing the purchase allocation, thus the provisional measures of deferred revenue, deferred income taxes, intangibles and goodwill are subject to change.  The purchase price allocation will be finalized in 2013.

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

The following table summarizes the estimated fair values of the assets and liabilities assumed at the acquisition date, as adjusted:

November 30, 2012
Cash and cash equivalents	$2,395
Accounts receivable	4,409
Prepaid expenses and other assets	5,232
Property and equipment	584
Intangible assets	11,322
Other assets, non-current	70
Total identifiable assets acquired	24,012

Accounts payable and accrued liabilities	(9,860)
Deferred revenue	(11,111)
Deferred tax liability	(2,459)
Other liabilities, non-current	(389)
Total liabilities assumed	(23,819)

Net identifiable assets acquired	193

Goodwill	36,418
Net assets acquired	$36,611

Newbay Software Limited (“Newbay”)

On December 24, 2012, the Company acquired 100% of the capital stock of Newbay, an Ireland company, and its subsidiaries, for cash consideration of $55.5 million.  Newbay has operations in Europe and the U.S.

The Company accounted for this business combination by applying the acquisition method, and accordingly, the purchase price was allocated to the tangible assets acquired and liabilities assumed based upon their fair values at the acquisition date.  The excess of the purchase price over the net tangible assets and liabilities, approximately $23.2 million was recorded as goodwill, which is not tax deductible.  The Company is in the process of finalizing the purchase allocation, thus the provisional measures of deferred revenue, deferred income taxes, intangibles and goodwill are subject to change.  The Company expects the purchase price allocation will be finalized in 2013.

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (Continued)

(in thousands, except per share data unless otherwise noted)

Allocation of Consideration Transferred

Total purchase price is summarized as follows:

December 24, 2012
Total consideration	$55,500
Closing Adjustment	(2,947)
Total purchase price	$52,553

The following table summarizes the estimated fair values of the assets and liabilities assumed at the acquisition date, as adjusted:

December 24, 2012
Cash and cash equivalents	$2,444
Accounts receivable	5,748
Prepaid expenses and other assets	3,838
Property and equipment	4,543
Intangible assets	27,989
Deferred tax asset	517
Other assets, non-current	1,089
Total identifiable assets acquired	46,168

Accounts payable and accrued liabilities	(13,575)
Deferred revenue	(881)
Captial lease	(2,348)
Total liabilities assumed	(16,804)

Net identifiable assets acquired	29,364

Goodwill	23,189
Net assets acquired	$52,553

Total goodwill changed during the nine months ended September 30, 2013 as follows:

Balance at December 31, 2012	$127,322
Acquisitions	—
Reclassifications, adjustments and other	(298)
Translation adjustments	(1,026)
Balance at September 30, 2013	$125,998

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (Continued)

(in thousands, except per share data unless otherwise noted)

6. Stockholders’ Equity

Stock Options

The Company uses the Black-Scholes option pricing model for determining the estimated fair value for stock-based awards. The weighted-average assumptions used in the Black-Scholes option pricing model are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Expected stock price volatility	65%	68%	66%	69%
Risk-free interest rate	1.39%	0.63%	0.86%	0.81%
Expected life of options (in years)	4.37	4.51	4.45	4.87
Expected dividend yield	0%	0%	0%	0%

The weighted-average fair value (as of the date of grant) of the options was $15.88 and $11.11 per share for the three months ended September 30, 2013 and 2012, respectively, and $15.76 and $14.10 per share for the nine months ended September 30, 2013 and 2012, respectively.  During the three months ended September 30, 2013 and 2012, the Company recorded total pre-tax stock-based compensation expense of $7.3 million ($4.8 million after tax or $0.12 per diluted share) and $4.6 million ($2.9 million after tax or $0.07 per diluted share), respectively, which includes the fair value for equity awards issued after January 1, 2006.  During the nine months ended September 30, 2013 and 2012, the Company recorded total pre-tax stock-based compensation expense of $18.3 million ($12.1 million after tax or $0.30 per diluted share) and $14.4 million ($9.1 million after tax or $0.23 per diluted share), respectively, which includes the fair value for equity awards issued after January 1, 2006.  The total stock-based compensation cost related to non-vested equity awards not yet recognized as an expense as of September 30, 2013 was approximately $42.8 million. That cost is expected to be recognized over a weighted-average period of approximately 2.58 years.

The following table summarizes information about stock options outstanding as of September 30, 2013:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
Options	Options	Exercise Price	Term (Years)	Value
Outstanding at December 31, 2012	3,976	$20.88
Options Granted	612	30.20
Options Exercised	(1,042)	16.78
Options Cancelled	(117)	24.96
Outstanding at September 30, 2013	3,429	$23.65	4.54	$49,432
Vested or expected to vest at September 30, 2013	3,253	$23.37	4.46	$47,803
Exercisable at September 30, 2013	1,994	$20.73	3.73	$34,560

A summary of the Company’s non-vested restricted stock at September 30, 2013, and changes during the nine months ended September 30, 2013, is presented below:

Non-Vested Restricted Stock	Number of
Non-vested at December 31, 2012	866
Granted	829
Vested	(241)
Forfeited	(102)
Non-vested at September 30, 2013	1,352

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

The expected life of ESPP shares is the average of the remaining purchase period under each offering period. The assumptions used to value employee stock purchase rights are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Expected stock price volatility	65%	68%	67%	68%
Risk-free interest rate	0.10%	0.92%	0.12%	0.92%
Expected life (in years)	0.50	0.50	0.50	0.50
Expected dividend yield	0%	0%	0%	0%

During the three months ended September 30, 2013 and 2012, the Company recorded $164 and $113, respectively, of compensation expense related to the ESPP.  During the nine months ended September 30, 2013 and 2012, the Company recorded $493 and $321, respectively, of compensation expense related to the ESPP.  During the three months ended September 30, 2013 and 2012, the Company sold a total of 31 and 33 shares, respectively, of its Treasury Stock pursuant to purchases under its ESPP Plan.  During the nine months ended September 30, 2013 and 2012, the Company sold a total of 66 and 33 shares of its Treasury Stock pursuant to purchases under its ESPP Plan.  Cash received from purchases through the ESPP Plan during the three months ended September 30, 2013 and 2012, was approximately $804 and $612, respectively, and is included within the financing activities section of the consolidated statements of cash flows.  Cash received from purchases through the ESPP Plan during the nine months ended September 30, 2013 and 2012, was approximately $1,474 and $612, respectively, and is included within the financing activities section of the consolidated statements of cash flows.  The total unrecognized compensation expense related to the ESPP as of September 30, 2013 was approximately $144, which is expected to be recognized over the remainder of the offering period.

7. Restructuring Charges

In January 2013, the Company initiated a work-force reduction of approximately 10 percent as part of a corporate restructuring, with reductions occurring across all levels and departments within the Company.  This measure was intended to reduce costs and to align the Company’s resources with its key strategic priorities.  Additionally, in relation to the work-force reduction, the Company initiated a facilities consolidation, beginning the process of closing one of its leased locations in Seattle, WA.  The Company recorded restructuring charges of $4.6 million and $555 during the nine months ended September 30, 2013 for employment termination costs and minimum lease payments, respectively.  There were no additional restructuring charges during the three months ended September 30, 2013.  At September 30, 2013, the restructuring charges that were unpaid and classified under accrued expenses on the balance sheet related to the facilities consolidation were $256.

A summary of the Company’s restructuring accrual at September 30, 2013, and changes during the nine months ended September 30, 2013, is presented below:

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (Continued)

(in thousands, except per share data unless otherwise noted)

	Balance at				Balance at
	December 31, 2012	Charges	Payments	Adjustments	September 30, 2013
Employment termination costs	$—	$4,617	$(4,602)	$(15)	$—
Facilities consolidation	—	555	(299)	—	256
Total	$—	$5,172	$(4,901)	$(15)	$256

8. Accumulated Other Comprehensive Income

The changes in accumulated other comprehensive income during the three months ended September 30, 2013, are as follows, net of tax:

		Unrealized	Net Gain (Loss)
		Holding Gains on	on Intra-Entity
	Foreign	Available-for-Sale	Foreign Currency
	Currency	Securities	Transactions	Total

Balance at June 30, 2013	$(7,015)	$(34)	$—	$(7,049)
Other comprehensive income before reclassifications	2,623	19	2,506	5,148
Amounts reclassified from accumulated other comprehensive income	—	—	—	—
Total other comprehensive loss	2,623	19	2,506	5,148
Balance at September 30, 2013	$(4,392)	$(15)	$2,506	$(1,901)

The changes in accumulated other comprehensive income during the nine months ended September 30, 2013, are as follows, net of tax:

		Unrealized	Net Gain (Loss)
		Holding Gains on	on Intra-Entity
	Foreign	Available-for-Sale	Foreign Currency
	Currency	Securities	Transactions	Total

Balance at December 31, 2012	$(352)	$(13)	$—	$(365)
Other comprehensive income before reclassifications	(4,040)	(2)	2,506	(1,536)
Amounts reclassified from accumulated other comprehensive income	—	—	—	—
Total other comprehensive loss	(4,040)	(2)	2,506	(1,536)
Balance at September 30, 2013	$(4,392)	$(15)	$2,506	$(1,901)

9. Credit Facility

In September 2013, the Company entered into a Credit Agreement (the “Credit Facility”) with JP Morgan Chase Bank, N.A., as administrative agent, Wells Fargo Bank, National Association, as syndication agent and Capital One, National Association and KeyBank National Association, as co-documentation agents.  The Credit Facility, which will be used for general corporate purposes, is a $100 million unsecured revolving line of credit that matures on September 27, 2018.  Synchronoss has the right to request an increase in the aggregate principal amount of the Credit Facility to $150 million.  Synchronoss has not drawn down any funds under the Credit Facility.

The Credit Facility is subject to certain financial covenants.  As of September 30, 2013, the Company was in compliance with all required covenants and there were no outstanding balances on the Credit Facility.

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

Overview

We are a mobile innovation company that provides software-based activation and personal cloud solutions for connected devices across the globe.  Such solutions include device and service procurement, provisioning, activation, support, intelligent connectivity management and content synchronization, back-up and sharing that enable communications service providers (CSPs), cable operators/multi-services operators (MSOs), original equipment manufacturers (OEMs) with embedded connectivity (e.g. smartphones, laptops, tablets and mobile Internet devices, among others), e-Tailers/retailers and other customers to accelerate and monetize their go-to-market strategies for connected devices. This includes automating subscriber activation, order management, upgrades, service provisioning and connectivity and content management from any channel (e.g., e-commerce, telesales, enterprise, indirect and other retail outlets, etc.) to any communication service (e.g., wireless (3G, (EV-DO and HSPA), 4G, (LTE and WiMAX)), Wi-Fi, high speed access, local access, IPTV, cable, satellite TV, etc.) across any connected device type with support for content transfer, synchronization and sharing.  Our global solutions touch all aspects of connected devices on the mobile Internet.

Our Activation Services and Personal Cloud platforms provide end-to-end seamless integration between customer-facing channels/applications, communication services, or devices and “back-office” infrastructure-related systems and processes. Our customers rely on our solutions and technology to automate the process of activation and content management for their customers’ devices while delivering additional communication services. Our platforms also support automated customer care processes through use of accurate and effective speech processing technology and enable our customers to offer their subscribers the ability to store in the Cloud their personal content and data which resides on their connected mobile devices, such as personal computers, smartphones and tablets.  Our platforms are designed to be carrier-grade, high availability, flexible and scalable to enable multiple converged communication services to be managed across multiple distribution channels, including e-commerce, m-commerce, telesales, customer stores, indirect and other retail outlets, etc., allowing us to meet the rapidly changing and converging services and connected devices offered by our customers. We enable our customers to acquire, retain and service subscribers quickly, reliably and cost-effectively by enabling back-up, synchronization and sharing of subscriber content.  Through the use of our platforms, our customers can simplify the processes associated with managing the customer experience for procuring, activating, connecting, synchronizing and social media sharing connected devices, content and services.  The extensibility, scalability and relevance of our platforms enable new revenue streams and retention opportunities for our customers through new subscriber acquisitions, sale of new devices, accessories and new value-added service offerings in the Cloud, while optimizing their cost of operations and enhancing customer experience.

We currently operate in and market our solutions and services directly through our sales organizations in North America, Europe and Asia-Pacific.

Revenues

We generate a substantial portion of our revenues on a per-transaction or subscription basis, which is derived from contracts that extend up to 60 months from execution. For the three months ended September 30, 2013 and 2012, we derived approximately 77% and 72%, respectively, of our revenues from transactions processed and subscription arrangements.  The remainder of our revenues was generated from professional services and licenses.  The current mix of revenue represents higher transaction and subscription revenues than we have historically experienced.  This is a result of new subscription arrangements with our existing customers.

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

Our five largest customers, AT&T, Comcast, Charter Communications, Verizon Wireless and Vodafone, accounted for approximately 79% of our revenues for the three months ending September 30, 2013, as compared to our five largest customers, AT&T, Charter Communications, Time Warner Cable, Verizon Wireless, and Vodafone, which accounted for 78% of our revenues for the three months ended September 30, 2012.  AT&T and Verizon Wireless are the only customers that accounted for more than 10% of our revenues for the three months ended September 30, 2013 and 2012.  See “Risk Factors” for certain matters bearing risks on our future results of operations.

During the third quarter, we entered into a new three year agreement with AT&T which continues until July 31, 2016 unless earlier terminated.  AT&T may renew this agreement for one additional year by providing at least ninety days written notice prior to the end of the initial term.  This agreement defines the work activities, transaction pricing, forecasting process, service level agreements and remedies associated with certain services performed by us for AT&T’s e-commerce organizations. The agreement provides for AT&T to pay us (i) monthly hosting fees, (ii) fees based on the number of transactions processed through our technology platform, (iii) fees based on manual processing services and (iv) fees for professional services rendered by us.

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

•                  Revenue Recognition and Deferred Revenue

•                  Income Taxes

•                  Goodwill and Impairment of Long-Lived Assets

•                  Business Combinations

•                  Stock-Based Compensation

There were no significant changes in our critical accounting policies and estimates discussed in our Form 10-K during the nine months ended September 30, 2013.  Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2012 for a more complete discussion of our critical accounting policies and estimates.

Results of Operations

Three months ended September 30, 2013 compared to the three months ended September 30, 2012

The following table presents an overview of our results of operations for the three months ended September 30, 2013 and 2012.

	Three Months Ended September 30,
	2013		2012		2013 vs 2012
	$	% of Revenue	$	% of Revenue	$ Change	% Change
	(in thousands)
Net revenues	$89,716	100.0%	$68,961	100.0%	$20,755	30.1%

Cost of services*	38,133	42.5%	29,136	42.2%	8,997	30.9%
Research and development	16,554	18.5%	12,645	18.3%	3,909	30.9%
Selling, general and administrative	15,562	17.3%	10,278	14.9%	5,284	51.4%
Net change in contingent consideration obligation	500	0.6%	(327)	(0.5)%	827	(252.9)%
Depreciation and amortization	10,213	11.4%	6,068	8.8%	4,145	68.3%
	80,962	90.2%	57,800	83.8%	23,162	40.1%

Income from operations	$8,754	9.8%	$11,161	16.2%	$(2,407)	(21.6)%

*            Cost of services excludes depreciation and amortization which is shown separately.

Net Revenues. Net revenues increased $20.8 million to $89.7 million for the three months ended September 30, 2013, compared to the same period in 2012.  This increase was due primarily to the expansion of our services provided to our customers.  Transaction and subscription revenues as a percentage of sales were 77% or $69.4 million for the three months ended September 30, 2013 and 72% or $49.7 million for the same period in 2012.  Professional service and license revenues as a percentage of sales were 23% or $20.3 million for the three months ended September 30, 2013, compared to 28% or $19.3 million for the same period in 2012.  The increase in transaction and subscription revenue is primarily due to new subscription arrangements with our existing customers.

Net revenues related to Activation Services increased $11.1 million to $62.9 million for the three months ended September 30, 2013 compared to the same period in 2012.  The combination of upgrade promotions being offered by operators, along with the positive impact of Family Share Plans drove increased transaction volumes. Net revenues related to Activation Services represented 70% for the three months ended September 30, 2013, compared to 75% for the same period in 2012.  Net revenues related to our Personal Cloud Services increased by $9.6 million to $26.8 million of our revenues for the three months ended September 30, 2013 compared to the same period in 2012.  Our cloud service revenue growth was driven by the scaling of our Personal Cloud platform deployments with major Tier 1 mobile operator customers. Net revenues related to our Personal Cloud Services represented 30% for the three months ended September 30, 2013, compared to 25% for the same period in 2012.

Expenses

Cost of Services.  Cost of services increased $9.0 million to $38.1 million for the three months ended September 30, 2013, compared to the same period in 2012, due primarily to an increase of $3.4 million in telecommunication and facility costs related to the increased call volume and capacity associated with our data facilities.  There was also an increase of $3.2 million in outside consulting expense, due to our increased use of third party exception handling vendors.  There was also an increase of $1.3 million in our personnel and related costs and an increase of $545 thousand in our stock-based compensation.  The increase in personnel and related costs and stock-based compensation was due primarily to our continued growth in existing and new programs with our current customers and recent acquisitions.  Cost of services as a percentage of revenues increased to 42.5% for the three months ended September 30, 2013, as compared to 42.2% for the three months ended September 30, 2012.

Research and Development.  Research and development expense increased $3.9 million to $16.6 million for the three months ended September 30, 2013, compared to the same period in 2012, due primarily to headcount increases.  There was an increase of $2.1 million in our personnel and related costs and an increase of $337 thousand in stock-based compensation.  The increase in personnel and related costs and stock-based compensation was due primarily to our continued growth as we further expand the capabilities of our offerings, as well as investing in several early-stage customer deployments.  There were also increases of $691 thousand in outside consultants and $458 thousand in telecom and facilities costs as a result of the expansion of our programs.  Research and development expense as a percentage of revenues increased to 18.5% for three months ended September 30, 2013 as compared to 18.3% for the three months ended September 30, 2012.

Selling, General and Administrative.  Selling, general and administrative expense increased $5.3 million to $15.6 million for the three months ended September 30, 2013, compared to the same period in 2012, due primarily to headcount increases.  There was an increase of $2.6 million in personnel and related costs and an increase of $1.8 million in stock-based compensation.  The increase in personnel and related costs and stock-based compensation was due primarily to our continued growth in existing and new programs with our current customers and recent acquisitions.  There was also an increase of $631 thousand in telecommunications and facility costs as a result of the expansion of our facilities.  Selling, general and administrative expense as a percentage of revenues increased to 17.3% for the three months ended September 30, 2013, compared to 14.9% for the three months ended September 30, 2012.

Net change in contingent consideration obligation.  The net change in contingent consideration obligation resulted in a $500 thousand increase of the contingent consideration obligation for the three months ended September 30, 2013 driven by changes in the fair value estimates related to the weighted probability of achieving revenue and product milestones for the Spatial Systems Nominees PTY Limited (“Spatial”) Earn-out and changes in our stock price.  The $327 thousand reduction of the fair value change in the contingent consideration liability for the three months ended September 30, 2012 was due to the change in the estimate of the fair value of the contingent consideration obligation related to the Miyowa S.A. (“Miyowa”) and SpeechCycle, Inc. (“SpeechCycle) Earn-outs, primarily due to changes in the probability of achieving revenue and product milestones.

Depreciation and amortization. Depreciation and amortization expense increased $4.1 million to $10.2 million for the three months ended September 30, 2013, compared to the same period in 2012, primarily related to the amortization of our newly acquired intangible assets of Spatial and Newbay Software Limited.  There was also an increase in depreciable fixed assets necessary for the continued expansion of our platforms.  Depreciation and amortization expense as a percentage of revenues increased to 11.4% for the three months ended September 30, 2013, as compared to 8.8% for the three months ended September 30, 2012.

Income from Operations.  Income from operations decreased $2.4 million to $8.8 million for the three months ended September 30, 2013, compared to the same period in 2012.  This was due primarily to increased charges related to the net change in contingent consideration obligation, increases in depreciable fixed assets, intangible amortization and the additional costs associated with our acquired operations offset by increased revenues.  Income from operations as a percentage of revenues decreased to 9.8% for the three months ended September 30, 2013, as compared to 16.2% for the three months ended September 30, 2012.

Interest income.  Interest income decreased $146 thousand to $149 thousand for the three months ended September 30, 2013, compared to the same period in 2012.  Interest income decreased primarily due to a reduction of our cash and investment balances as a result of our recent acquisitions.

Interest expense.  Interest expense increased $13 thousand to $235 thousand for the three months ended September 30, 2013, compared to the same period in 2012.

Other expense.  Other expense increased $162 thousand to $369 thousand for the three months ended September 30, 2013, compared to the same period in 2012.  Other expense increased primarily due to a reduction in refundable research and development tax credits in France and changes in foreign currency exchange rate fluctuations.

Income Tax.  We recognized approximately $4.7 million and $4.8 million in related tax expense during the three months ended September 30, 2013 and 2012, respectively.  Our effective tax rate was approximately 56.7% for the three months ended September 30, 2013, which was higher than our U.S. federal statutory rate primarily due to the unfavorable impact of the fair market value adjustment for the contingent consideration obligation related to the Spatial Earn-out and higher state taxes.  Our effective tax rate was approximately 43.8% for the three months ended September 30, 2012, which was higher than our U.S. federal statutory rate primarily due a shift to increased U.S. profits, which resulted in an increase in the state effective rates.  We review the expected annual effective income tax rate and make changes on a quarterly basis as necessary based on certain factors such as changes in forecasted annual operating income, changes to the actual and forecasted permanent book-to-tax differences, and changes resulting from the impact of tax law changes.

Nine months ended September 30, 2013 compared to the nine months ended September 30, 2012

The following table presents an overview of our results of operations for the nine months ended September 30, 2013 and 2012.

	Nine Months Ended September 30,
	2013		2012		2013 vs 2012
	$	% of Revenue	$	% of Revenue	$ Change	% Change
	(in thousands)
Net revenues	$251,840	100.0%	$200,511	100.0%	$51,329	25.6%
Cost of services*	105,791	42.0%	84,388	42.1%	21,403	25.4%
Research and development	49,630	19.7%	38,091	19.0%	11,539	30.3%
Selling, general and administrative	45,157	17.9%	31,728	15.8%	13,429	42.3%
Net change in contingent consideration obligation	2,676	1.1%	(5,735)	(2.9)%	8,411	(146.7)%
Restructuring charges	5,172	2.1%	—	0.0%	5,172	100.0%
Depreciation and amortization	28,792	11.4%	17,201	8.6%	11,591	67.4%
	237,218	94.2%	165,673	82.6%	71,545	43.2%
Income from operations	$14,622	5.8%	$34,838	17.4%	$(20,216)	(58.0)%

*                 Cost of services excludes depreciation and amortization which is shown separately.

Net Revenues. Net revenues increased $51.3 million to $251.8 million for the nine months ended September 30, 2013, compared to the same period in 2012.  This increase was due primarily to the expansion of our services provided to our customers.  Transaction and subscription revenues as a percentage of sales were 70% or $175.3 million for the nine months ended September 30, 2013 and 68% or $136.4 million for the same period in 2012.  Professional service and license revenues as a percentage of sales were 30% or $76.5 million for the nine months ended September 30, 2013, compared to 32% or $64.1 million for the same period in 2012.  The increase in transaction and subscription revenue is primarily due to new subscription arrangements with our existing customers.

Net revenues related to Activation Services increased $30.6 million to $175.2 million for the nine months ended September 30, 2013 compared to the same period in 2012.  The combination of upgrade promotions being offered by operators, along with the positive impact of Family Share Plans drove increased transaction volumes. Net revenues related to Activation Services represented 70% for the nine months ended September 30, 2013, compared to 72% for the same period in 2012.  Net revenues related to our Personal Cloud Services increased by $20.7 million to $76.6 million of our revenues for the nine months ended September 30, 2013 compared to the same period in 2012.  Our cloud service revenue growth was driven by the scaling of our Personal Cloud platform deployments with major Tier 1 mobile operator customers. Net revenues related to our Personal Cloud Services represented 30% for the nine months ended September 30, 2013, compared to 28% for the same period in 2012.

Expenses

Cost of Services.  Cost of services increased $21.4 million to $105.8 million for the nine months ended September 30, 2013, compared to the same period in 2012, due primarily to an increase of $10.6 million in telecommunication and facility costs related to the increased call volume and capacity associated with our data facilities.  There was also an increase of $6.5 million in our personnel and related costs and an increase of $813 thousand in our stock-based compensation.  The increase in personnel and related costs and stock-based compensation was due primarily to our continued growth in existing and new programs with our current customers and recent acquisitions.  There was also an increase of $2.8 million in outside consulting expense due to our increased use of third party exception handling vendors.  Cost of services as a percentage of revenues decreased to 42.0% for the nine months ended September 30, 2013, as compared to 42.1% for the nine months ended September 30, 2012.

Research and Development.  Research and development expense increased $11.5 million to $49.6 million for the nine months ended September 30, 2013, compared to the same period in 2012, due primarily to headcount increases.  There was an increase of $8.5 million in personnel and related costs and an increase of $628 thousand in stock-based compensation.  The increase in personnel and related costs and stock-based compensation was due primarily to our continued growth as we further expand the capabilities of our offerings, as well as investing in several early-stage customer deployments.  There were also increases of $1.3 million in outside consultants and $872 thousand in telecom and facilities costs as a result of the expansion of our programs.  Research and development expense as a percentage of revenues increased to 19.7% for nine months ended September 30, 2013 as compared to 19.0% for the nine months ended September 30, 2012.

Selling, General and Administrative.  Selling, general and administrative expense increased $13.4 million to $45.2 million for the nine months ended September 30, 2013, compared to the same period in 2012, due primarily to headcount increases.  There was an increase of $7.2 million in personnel and related costs and an increase of $2.5 million in stock-based compensation expense.  The increase in personnel and related costs and stock-based compensation was due primarily to our continued growth in existing and new programs with our current customers and recent acquisitions.  There was also an increase of $1.8 million in professional services related to accounting and legal costs as a result of our acquisition and patent activity and an increase of $1.7 million in telecommunications and facility costs as a result of our acquisitions.  Selling, general and administrative expense as a percentage of revenues increased to 17.9% for the nine months ended September 30, 2013, compared to 15.8% for the nine months ended September 30, 2012.

Net change in contingent consideration obligation.  The net change in contingent consideration obligation resulted in a $2.7 million increase of the contingent consideration obligation for the nine months ended September 30, 2013 driven by changes in the fair value estimates related to the weighted probability of achieving revenue and product milestones for the SpeechCycle, Inc. (“SpeechCycle) and Spatial Systems Nominees PTY Limited (“Spatial”) Earn-outs and changes in our stock price.  The $5.7 million reduction of the fair value change in the contingent consideration liability for the nine months ended September 30, 2012 was due to the change in the estimate of the fair value of the contingent consideration obligation related to the Sapience Knowledge Systems, Inc. (“SKS”), Miyowa S.A. (“Miyowa”), and SpeechCycle Earn-outs, primarily due to changes in the probability of achieving revenue and product milestones and operational efficiencies.

Restructuring charges.  Restructuring charges were $5.2 million, consisting of $4.6 million for employment termination costs and $555 thousand for minimum lease payments, for the nine months ended September 30, 2013, as a result of the January 2013 work-force reduction plan to reduce costs and align our resources with our key strategic priorities.

Depreciation and amortization.  Depreciation and amortization expense increased $11.6 million to $28.8 million for the nine months ended September 30, 2013, compared to the same period in 2012, primarily related to the amortization of our newly acquired intangible assets of SpeechCycle, Spatial and Newbay Software Limited.  There was also an increase in depreciable fixed assets necessary for the continued expansion of our platforms.  Depreciation and amortization expense as a percentage of revenues increased to 11.4% for the nine months ended September 30, 2013, as compared to 8.6% for the nine months ended September 30, 2012.

Income from Operations.  Income from operations decreased $20.2 million to $14.6 million for the nine months ended September 30, 2013, compared to the same period in 2012.  This was due primarily to increased charges related to the net change in contingent consideration obligation, increases in depreciable fixed assets, restructuring charges related to our work-force reduction and facilities consolidation to align our resources with our key strategic priorities, increased intangible amortization and the additional costs associated with our acquired operations offset by increased revenues.  Income from operations as a percentage of revenues decreased to 5.8% for the nine months ended September 30, 2013, as compared to 17.4% for the nine months ended September 30, 2012.

Interest income.  Interest income decreased $591 thousand to $432 thousand for the nine months ended September 30, 2013, compared to the same period in 2012.  Interest income decreased primarily due to a reduction of our cash and investment balances as a result of our recent acquisitions.

Interest expense.  Interest expense increased $12 thousand to $714 thousand for the nine months ended September 30, 2013, compared to the same period in 2012.

Other expense.  Other expense increased $912 thousand to $326 thousand for the nine months ended September 30, 2013, compared to the same period in 2012.  Other expense increased primarily due to a reduction in refundable research and development credits realized in France and changes in foreign currency exchange rate fluctuations.

Income Tax.  We recognized approximately $6.5 million and $12.1 million in related tax expense during the nine months ended September 30, 2013 and 2012, respectively.  Our effective tax rate was approximately 46.6% for the nine months ended September 30, 2013, which was higher than our U.S. federal statutory rate primarily due to the unfavorable impact of the fair market value adjustment for the contingent consideration obligation related to the Spatial Earn-out and higher state taxes, offset by the favorable impact of recognizing the 2012 tax credit for research and experimentation expenses as a discrete benefit in the first quarter, in accordance with the date of enactment of the American Taxpayer Relief Act of 2012.  Our effective tax rate was approximately 33.9% for the nine months ended September 30, 2012, which was lower than our U.S. federal statutory rate primarily due to the favorable tax impact of the fair market value adjustment for the contingent consideration obligation related to the Miyowa, SKS, and SpeechCycle equity holders, and increased profits of certain foreign jurisdictions, which have lower tax rates than the U.S., partially offset by the effect of state income taxes.  We review the expected annual effective income tax rate and make changes on a quarterly basis as necessary based on certain factors such as changes in forecasted annual operating income, changes to the actual and forecasted permanent book-to-tax differences, and changes resulting from the impact of tax law changes.

Liquidity and Capital Resources

Our principal source of liquidity has been cash provided by operations. Our cash, cash equivalents and marketable securities balance was $50.8 million at September 30, 2013, a decrease of $6.1 million as compared to the balance at December 31, 2012.  During the nine months ended September 30, 2013, purchases of fixed assets were offset by cash generated from operations and the exercise of stock options.  We anticipate that our principal uses of cash in the future will be to fund the expansion of our business through both organic growth as well as possible acquisition activities and the expansion of our customer base internationally.  Uses of cash will also include facility and technology expansion, capital expenditures, and working capital.

In September 2013, we entered into a Credit Agreement (the “Credit Facility”) with JP Morgan Chase Bank, N.A., as administrative agent, Wells Fargo Bank, National Association, as syndication agent and Capital One, National Association and KeyBank National Association, as co-documentation agents.  The Credit Facility, which will be used for general corporate purposes, is a $100 million unsecured revolving line of credit that matures on September 27, 2018.  We have the right to request an increase in the aggregate principal amount of the Credit Facility to $150 million.  We have not drawn down any funds under the Credit Facility.

The Credit Facility is subject to certain financial covenants.  As of September 30, 2013, we were in compliance with all required covenants and there were no outstanding balances on the Credit Facility.

Discussion of Cash Flows

Cash flows from operations. Net cash provided by operating activities for the nine months ended September 30, 2013 was $33.4 million, as compared to $34.8 million cash provided for the same period in 2012.  The decrease in net cash provided by operating activities for the nine months ended September 30, 2013 of $1.4 million as compared to 2012 is primarily due to a decline in net income offset by changes in non-cash items and working capital accounts.

Cash flows from investing.  Net cash used in investing activities for the nine months ended September 30, 2013 was $48.3 million, as compared to $49.5 million for the same period in 2012.  The decrease in net cash used in investing activities for the nine months ended September 30, 2013 of $1.2 million as compared to 2012 is primarily due to a lack of acquisitions in 2013 compared to 2012 offset by increased purchases of property and equipment related to our continued investments in our global information technology and business systems infrastructure.

Cash flows from financing.  Net cash provided by financing activities for the nine months ended September 30, 2013 was $17.6 million, as compared to $2.3 million cash used by financing activities for the same period in 2012.  The increase in net cash provided by financing activities for the nine months ended September 30, 2013 of $19.9 million as compared to 2012 is primarily due to an increase in proceeds from the exercise of stock options and the lack of repurchases of stock in 2013 compared to 2012.

We believe that our existing cash and cash equivalents, cash generated from our existing operations and our credit facilities will be sufficient to fund our operations for the next twelve months.

Effect of Inflation

Although inflation generally affects us by increasing our cost of labor and equipment, we do not believe that inflation has had any material effect on our results of operations for the nine months ended September 30, 2013 and 2012.

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

In March 2013, the FASB issued ASU 2013-05, which permits an entity to release cumulative translation adjustments into net income when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity.  Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided, or, if a controlling financial interest is no longer held.  The revised standard is effective for fiscal years beginning after December 15, 2013; however, early adoption is permitted. We do not expect adoption of this ASU to significantly impact our consolidated financial statements.

In July 2013, the FASB issued ASU 2013-11, which provides that a liability related to an unrecognized tax benefit would be offset against a deferred tax asset instead of presented gross for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed.  This new guidance is effective for fiscal years beginning after December 15, 2013.  We do not expect adoption of this ASU to significantly impact our consolidated financial statements.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2013 and December 31, 2012.

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

Foreign Currency Exchange Risk

Prior to the third quarter, several of our subsidiaries that operate outside the United States used the U.S. dollar as the functional currency.  Effective July 1, 2013, we changed the functional currencies of those subsidiaries that operate outside the United States to their local currency.  The functional currency is translated into U.S. dollars for balance sheet accounts using the month end rates in effect as of the balance sheet date and average exchange rate for revenue and expense accounts for each respective period.  The translation adjustments are deferred as a separate component of stockholders’ equity, within accumulated other comprehensive income.  Gains or losses resulting from transactions denominated in foreign currencies are included in other income or expense, within the consolidated statements of income.  The effects of the change in functional currency were not material to our consolidated financial statements.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2013.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of September 30, 2013, the end of the period covered by this quarterly report, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in internal controls over financial reporting

We have implemented new financial systems that will continue in phases over the next several quarters. In connection with this initiative and the resulting changes in our financial systems, the Company continues to enhance the design and documentation of our internal control processes to ensure that controls over our financial reporting remain effective. Except as noted, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 that was conducted during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  Mine Safety Disclosures

Not Applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit No.	Description
3.2	Restated Certificate of Incorporation of the Registrant, incorporated by reference to Registrant’s Registration Statement on Form S-1 (Commission File No. 333-132080).
3.4	Amended and Restated Bylaws of the Registrant, incorporated by reference to Registrant’s Registration Statement on Form S-1 (Commission File No. 333-132080).
4.2	Form of the Registrant’s Common Stock certificate, incorporated by reference to Registrant’s Registration Statement on Form S-1 (Commission File No. 333-132080).
10.8	Credit Agreement dated as of September 27, 2013 between the Registrant and JPMorgan Chase Bank, N.A., as Administrative Agent.
10.9

Cingular Mater Services Agreement, effective September 1, 2005 by and between the Registrant and Cingular Wireless LLC, incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.

10.9.1

Subordinate Material and Services Agreement No. SG021306.S.025 by and between the Registrant and AT&T Services, Inc. dated as of August 1, 2013, including order numbers SG021306.S.025.S.001, SG021306.S.025.S.002, SG021306.S.025.S.003 and SG021306.S.025.S.004 attached thereto

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

November 5, 2013