Form 10-Q/A
period 2013-09-30
SYNCHRONOSS TECHNOLOGIES INC
filed 2014-01-24
CIK 1131554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Amendment No. 1)

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number: 000-52049

SYNCHRONOSS TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	06-1594540
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 Crossing Boulevard, 8th Floor Bridgewater, New Jersey	08807
(Address of principal executive offices)	(Zip Code)

(866) 620-3940

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Explanatory Note

Synchronoss Technologies, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to amend its Quarterly Report on Form 10-Q for the fiscal period ended September 30, 2013 (the “Form 10-Q”), which the Company originally filed with the Securities and Exchange Commission (the “Commission”) on November 5, 2013. The sole purpose of this Amendment is to re-file Exhibit 10.9.1 that was originally filed with the Form 10-Q to address comments the Company received from the Staff of the Commission in response to a confidential treatment request filed by the Company with respect to certain portions of Exhibit 10.9.1.

This Amendment contains only the Cover Page to Form 10-Q, this Explanatory Note, Item 6 (Exhibits), the signature page to Form 10-Q, Exhibit 10.9.1, as amended, and Exhibits 31.1 and 31.2. No other changes have been made to the Form 10-Q. This Amendment speaks as of the original filing date of the Form 10-Q, does not reflect events occurring after the original filing date or modify or update those disclosures that may be affected by subsequent events, and no other changes are being made to any other disclosure contained in the Form 10-Q or any exhibits thereto.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are being filed herewith as exhibits to this Amendment pursuant to Rule 13a-14(a) of the Exchange Act. However, the Company is not including certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) as no financial statements are being filed with this Amendment.

1

ITEM 6.  EXHIBITS

Exhibit No.	Description
10.8*	Credit Agreement dated as of September 27, 2013 between the Registrant and JPMorgan Chase Bank, N.A., as Administrative Agent.
10.9.1‡

Subordinate Material and Services Agreement No. SG021306.S.025 by and between the Registrant and AT&T Services, Inc. dated as of August 1, 2013, including order numbers SG021306.S.025.S.001, SG021306.S.025.S.002, SG021306.S.025.S.003 and SG021306.S.025.S.004 attached thereto

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and section 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and section 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Schema Document
101.CAL**	XBRL Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase
101.LAB**	XBRL Labels Linkbase Document
101.PRE**	XBRL Presentation Linkbase Document

*                                         Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2013, filed with the Securities and Exchange Commission on November 5, 2013.

**                                  Previously furnished with the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2013, filed with the Securities and Exchange Commission on November 5, 2013.

‡                                         Confidential treatment has been requested for portions of this document. The omitted portions of this document have been filed with the Securities and Exchange Commission.

2

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
(Principal Financial and Accounting Officer)
January 24, 2014

3