Form 10-K
period 2013-12-31
SYNCHRONOSS TECHNOLOGIES INC
filed 2014-02-26
CIK 1131554

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          The aggregate market value of the common stock held by non-affiliates of the Registrant as of June 28, 2013, the last business day of the Registrant's last completed second quarter, based upon the closing price of the common stock as reported by The NASDAQ Stock Market on such date was approximately $857 million. Shares of common stock held by each executive officer, director and stockholders known by the Registrant to own 10% or more of the outstanding stock based on public filings and other information known to the Registrant have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

          As of February 11, 2014, a total of 40,859,294 shares of the Registrant's common stock were outstanding. The exhibit index as required by Item 601(a) of Regulation S-K is included in Item 15 of Part IV of this report on Form 10-K.

DOCUMENTS INCORPORATED BY REFERENCE

          Information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference to portions of the Registrant's definitive Proxy Statement for its 2014 Annual Meeting of Stockholders (the "Proxy Statement"), which is to be filed pursuant to Regulation 14A within 120 days after the end of the Registrant's fiscal year ended December 31, 2013. Except as expressly incorporated by reference, the Proxy Statement shall not be deemed to be a part of this report on Form 10-K.

SYNCHRONOSS TECHNOLOGIES, INC.

FORM 10-K
DECEMBER 31, 2013

i

PART I

ITEM 1.    BUSINESS

        The words "Synchronoss", "we", "our", "ours", "us" and the "Company" refer to Synchronoss Technologies, Inc. and its consolidated subsidiaries. All statements in this Annual Report on Form 10-K that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding Synchronoss' "expectations," "beliefs," "hopes," "intentions," "anticipates," "seeks," "strategies," "plans," "targets," "estimations," "outlook" or the like. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Synchronoss cautions investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to, the risk factors discussed in this Annual Report on Form 10-K. Synchronoss expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in Synchronoss' expectations with regard thereto or any change in events, conditions, or circumstances on which any such statements are based.

General

        We are a mobile innovation company that provides cloud solutions and software-based activation for connected devices globally. Such services include intelligent connectivity management and content synchronization, backup and sharing, as well as device and service procurement, provisioning, activation, and support, that enable communications service providers (CSPs), cable operators/multi-services operators (MSOs), original equipment manufacturers (OEMs) with embedded connectivity (e.g. smartphones, laptops, tablets and mobile Internet devices, such as automobiles, wearables for personal health and wellness, and connected homes), multi-channel retailers and other customers to accelerate and monetize their go-to-market strategies for connected devices. This includes automating subscriber activation, order management, upgrades, service provisioning and connectivity and content management from any sales channel to any communication service (wireless or wireline), across any connected device type and managing the content transfer, synchronization and share. Our global solutions touch all aspects of connected devices on the mobile Internet.

        Our Synchronoss Personal Cloud™ solution targets individual consumers while our Synchronoss WorkSpace™ solution focuses on providing a secure, integrated file sharing and collaboration solution for small and medium businesses. In addition, our Integrated Life™ platform is specifically designed to power the activation of the devices and technologies that seamlessly connect today's consumer and leverage our cloud assets to manage these devices and content associated with them. The Integrated Life™ platform enables us to drive a natural extension of our mobile activations and cloud services with leading wireless networks around the world to link other non-traditional devices—(i.e., automobiles, wearables for personal health and wellness, and connected homes).

        Our Activation Services, Synchronoss Personal Cloud™, Synchronoss WorkSpace™ and Synchronoss Integrated Life™ platforms provide end-to-end seamless integration between customer-facing channels/applications, communication services, or devices and "back-office" infrastructure-related systems and processes. Our customers rely on our solutions and technology to automate the process of activation and content and settings management for their customers' devices while delivering additional communication services. Our Synchronoss Integrated Life™ platform brings together the capabilities of device/service activation with content and settings management to provide a seamless experience of activating and managing non-traditional devices. Our platforms also support automated customer care processes through use of accurate and effective speech processing technology and enable our customers to offer their subscribers the ability to store in and retrieve from the Cloud their personal and work content and data which resides on their connected mobile devices, such as personal computers, smartphones and tablets. Our platforms are designed to be carrier-grade, highly available, flexible and scalable to enable multiple converged communication services to be managed across multiple distribution channels, including e-commerce, m-commerce, telesales, customer stores, indirect and other retail outlets, etc., allowing us to meet the rapidly changing and converging services and connected devices offered by our customers. We enable our customers to acquire, retain and service subscribers quickly, reliably and cost-effectively by enabling backup, restore, synchronization and sharing of subscriber content. Through the use of our platforms, our customers can simplify the processes associated with managing the customer experience for procuring, activating, connecting, backing-up, synchronizing and social media and enterprise-wide sharing/collaboration with connected devices and contents from these devices and associated services. The extensibility, scalability, reliability and relevance of our platforms enable new revenue streams and retention opportunities for our customers through new subscriber acquisitions, sale of new devices, accessories and new value-added service offerings in the Cloud, while optimizing their cost of operations and enhancing customer experience.

        We currently operate in and market our solutions and services directly through our sales organizations in North America, Europe and Asia-Pacific.

        Our industry-leading customers include Tier 1 mobile service providers such as AT&T Inc., Verizon Wireless, Vodafone, Orange, Sprint, Telstra and U.S. Cellular, Tier 1 cable operators/MSOs and wireline operators like AT&T Inc., Comcast, Cablevision, Charter, CenturyLink, Mediacom and Level 3 Communications, and large OEMs such as Apple and Ericsson. These customers utilize our platforms, technology and services to service both consumer and business customers.

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

Synchronoss' Platforms

        Our Activation Services, Synchronoss Personal Cloud™, Synchronoss WorkSpace™ and Integrated Life™ platforms provide highly scalable automated on-demand, end-to-end order processing, transaction management, service provisioning, device activation, intelligent connectivity and content transfer, synchronization and social media as well as enterprise-wide sharing/collaboration through multiple channels including e-commerce, m-commerce, telesales, enterprise, indirect, and retail outlets. Our global platforms are designed to be flexible and scalable across a wide range of existing communication services and connected devices, while offering a best-in-class experience for our customers and supporting traditional and non-traditional devices. The extensible nature of our platforms enables our customers to rapidly respond to the ever changing and competitive nature of the telecommunications and mobile marketplaces.

        Our Activation Services and Integrated Life™ platforms orchestrate the complex and different back-end systems of communication service providers to provide a best-in-class ordering system by orchestrating the workflow and consolidated automated customer care services. This allows CSPs using our platforms to realize the full benefits of their offerings and analyze customer buying behavior. The platforms also support, among other automated transaction areas, credit card billing, inventory management, and trouble ticketing. In addition to this, the platform supports the physical transactions involved in customer activation and service such as managing access service requests, local service requests, local number portability, and directory listings. Our Integrated Life™ platform also enables our customers to activate non-traditional devices, such as wearables and automobiles, where activations could take place in environments totally out of a mobile operator's control, such as at an OEM or in the hands of an end-consumer in a car, as an example.

        Our Synchronoss Personal Cloud™ and Synchronoss WorkSpace™ platforms extend features from our core platform into more transaction areas required to enable subscriber management for connected devices including directly on the device itself. In addition, the Synchronoss Personal Cloud™ platform is specifically designed to support connected devices, such as smartphones, mobile Internet devices (MIDs), laptops, tablets and wirelessly enabled consumer electronics such as wearables for health and wellness, cameras, tablets, e-readers, personal navigation devices, and global positioning system (GPS) enabled devices, as well as connected automobiles.

        Our Synchronoss Personal Cloud™ platform is designed to deliver an operator-branded experience for subscribers to backup, restore, synchronize and share their personal content across smartphones, tablets, computers and other connected devices from anywhere at any time. A key element of the Synchronoss Personal Cloud™ platform is that it extends a carrier's or OEM's visibility and reach into all aspects of a subscriber's use of a connected device. It introduces the notion of Connect-Sync-Activate for all devices. Through our Activation Services platform, a device is activated via a variety of different channels; once activated, our solution enables the device to be connected to the best available network by enforcing policies that are managed from the Cloud by a carrier. Once connected, most users of mobile devices avail themselves of content synchronization from the Cloud using policies that are appropriate and applicable to each specific device.

        Our Synchronoss WorkSpace™ platform is designed to deliver an operator branded or enterprise co-branded experience for employees of small and medium businesses to share and collaborate with documents and files through the use of any device from any place without violating corporate enterprise policies and adhering to compliance policies.

        In addition to handling large volumes of customer transactions quickly and efficiently, our platforms are designed to recognize, isolate and address transactions when there is insufficient information or other erroneous process elements. This knowledge enables us to adapt our solutions to automate a higher percentage of transactions over time, further improving the value of our solutions to our customers. Our platforms also offer a centralized reporting platform that provides intelligent, real-time analytics around the entire workflow related to any transaction. This reporting allows our customers to appropriately identify buying behaviors and trends, define their subscriber segments and pin-point areas where their business is changing or could be improved. These analytics enable our customers to upsell new and additional products and services in a targeted fashion that help increase their consumption of our product offerings. The automation and ease of integration of our platforms are designed to enable our customers to lower the cost of new subscriber acquisitions, enhance the accuracy and reliability of customer transactions thereby reducing the inbound service call volumes, and responding rapidly to competitive market conditions to create new revenue streams. Our platforms offer flexible, scalable, extensible and relevant solutions backed by service level agreements (SLAs) and exception handling.

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

        Our platforms are designed to be:

          Carrier Grade:     We designed our platforms to handle high-volume transactions from carriers (such as the launch of the new iPhone 5) rapidly and efficiently, with virtually no down-time. Our platforms are also capable of simultaneously handling millions of device content related transactions on a daily basis to ensure that personal content on all subscriber devices stays fresh and synchronized with the Cloud.

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

          Seamless:     Our platforms integrate information across our customers' entire operation, including subscriber information, order information, delivery status, installation scheduling and content stored on the device to allow for the seamless activation and content transfer during the device purchase flow. Through our platforms, the device is automatically activated and consumer's content is available for use via the Cloud, ensuring continuity of service and reducing subscriber churn propensity. CSPs and multi-channel retailers can bundle additional applications during retail phone purchases, and also provide live updates to support new features and new devices. We have built our platforms using an open design with fully-documented software interfaces, commonly referred to as application programming interfaces, or APIs. Our APIs enable our customers, strategic partners and other third parties to integrate our platforms with other software applications and to build best-in-class cloud-based applications incorporating third-party or customer-designed capabilities. Through our open design and alliance program, we believe we provide our customers with superior solutions that combine our technology with best-of-breed applications with the efficiency and cost-effectiveness of commercial, packaged interfaces.

          Scalable:    Our platforms are designed to process expanding transaction volumes reliably and cost effectively. While our transaction volume has increased rapidly since our inception, we anticipate substantial future growth in transaction volumes, and we believe our platforms are capable of scaling their output commensurately, requiring principally routine computer hardware and software updates. Our synchronization and activation platforms routinely support our customers' transactions at the highest level of demands when needed with our current production deployments. We continue to see the number of transactions for connected devices, such as smartphones, mobile Internet devices (MIDs), laptops, tablets and wirelessly enabled consumer electronics such as cameras, tablets, e-readers, personal navigation devices, global positioning system (GPS) enabled devices, and other connected consumer electronics, to be one of the fastest growing transaction types across all our platforms, products and services. Our Synchronoss Personal Cloud™ platform is deployed across more than 65 million devices, managing 10 billion entities in the Cloud and performing more than 7 million synchronizations per day.

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

          Build Consumer Loyalty:     Our synchronization services help drive consumers to the CSPs, OEM or multi-channel retailers by presenting them with a branded application and fully-integrated Web portal that provides convenience, security, and continuity for end user customers, which we believe helps our customers by further building the loyalty of their subscribers. Our Synchronoss Personal Cloud™ solution helps reduce subscriber churn by making it easy for subscribers to migrate smartphone content from an old device to a new device.

          Efficient:     Our platforms' capabilities provide what we believe to be a more cost-effective, efficient and productive approach to enabling new activations across services and channels. Our solutions allow our customers to reduce overhead costs associated with building and operating their own customer transaction management infrastructure. With automated activation and integrated fall out support, our e-commerce platforms centralize customer service expectations, which we believe dramatically reduces our customers' subscriber acquisition/retention costs in addition to operating expenses for training and staffing costs. We also provide our customers with the information and tools intended to more efficiently manage marketing and operational aspects of their business, as well as business intelligence required to do targeted up-selling of their products and services.

          Quick Concept to Market Delivery:     The automation and ease of integration of our on-demand platform allows our customers to accelerate the deployment of their services and new service offerings by shortening the time between a subscriber's order and the provisioning of service or activation and enabling of a connected device(s).

          Extensible and Relevant:    Our customers operate in dynamic and fast paced industries. Our platforms and solutions are built in a modular fashion, thereby conducive to be extended dynamically and enabling our customers to offer solutions that are relevant to current market situations, with the goal of providing them with the competitive edge required for them to be successful. The platforms are also designed to be highly customizable to each carrier's specific back end systems as well as branding requirements.

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

  •
  A proliferation of connected devices led by a) new and richer operating systems that challenge the status quo, b) increasing connected devices adoption, c) broadband networks experiencing critical mass and d) enhanced cloud computing enabling access to rich content

  •
  New and evolving business models by North American carriers encouraging more frequent device upgrades by subscribers

  •
  Wireless ecosystem continues to experience a paradigm shift in its buying patterns

  •
  Continued growth of the online channel for the communications marketplace

  •
  Expansion of communication service bundles to be utilized across multiple devices

  •
  Pressure on operators to improve efficiency while delivering a superior subscriber experience

  •
  Growth of the on-demand delivery model

  •
  Mobile Network Operators' shift in focus from new subscriber additions to new connections added, as well as an increasing concentration adding new non-traditional devices to family share plans

        We continue to see embedded connectivity technology within a vast array of common electronic devices. ABI Research's latest data on the Internet of Everything (IoE) shows that there are more than 10 billion wirelessly connected devices in the market today; with over 30 billion devices expected by 2020.

        We see the following drivers behind this development:

        New and Richer Operating Systems:    In many ways, device operating systems like the iOS for the iPhone/iTouch/iPad portfolio, the Android produced by Google, Windows® mobile devices, and BlackBerry OS for the BlackBerry portfolio have accelerated the adoption and usage of smartphones. For the full calendar year 2013, worldwide tablet shipments totaled 217.1 million units, which is up from 144.2 million units for the full year 2012 and represents a year-over-year growth rate of 50.6%.

        Increasing Mobile Adoption Worldwide:    According to estimates by the International Telecommunication Union (ITU), there are 2.1 billion active mobile-broadband subscriptions in the world (this is people with a 3G or 4G connection). That is 29.5 percent of the global population. Citing a separate market report by the GSMA titled, "The Mobile Economy 2013," the GSMA conveyed confidence that the next few years will see continued growth with a further 700 million (mobile) subscribers expected to be added by 2017 and the 4 billion mark to be passed in 2018.

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

        Wireless Ecosystem Continues to Experience a Paradigm Shift in its Buying Patterns:    Consumers have traditionally been accustomed to purchasing their devices and service plans directly from CSPs. That is, if they wanted a particular wireless service, they first had to decide which operator they wanted, and then only after they made this decision, could they select a phone. We are seeing considerable forces altering this typical buy flow and in doing so generating considerable innovation and a change in the ecosystem. Managing the activation, provisioning, connectivity and synchronization of these devices and handling the connectivity with the different service providers is something that is not core to OEMs or multi-channel retailers. As this dynamic evolves, we expect that there will be an increasing need for automated connect-sync-activate services as well as other transaction areas such as device integration, certification, credit card billing, inventory management, and trouble ticketing.

        Continued Growth of the Online Channel for the Communications Space:    Cloud-based commerce provides our customers with the opportunity to cost-effectively gain new subscribers, provide service and interact more effectively. Specifically, we estimate that the cost per gross add (CPGA) for a customer obtained via e-commerce can be up to 50% less than those obtained via traditional means. With the dramatic increase in Internet usage and desire to directly connect with end users over the course of the customer lifecycle, service providers are increasingly focusing on e-commerce as a channel for customer acquisition and delivery of ongoing services. According to the market research firm Forrester, the growth of e-commerce, which already accounts for about 8% of total retail sales in the U.S., is expected to outpace sales growth at brick-and-mortar stores over the next five years reaching $370 billion in sales by 2017. As online channels continue to experience growth, we expect that there will be an increasing need to automate the activation and provisioning process of mobile devices, and provide a best-in-class customer experience over the Internet.

        Expansion of Communication Service Bundles:    By 2016, thirteen percent of U.S. households will take a "Quad Play" service—a bundled offering of fixed voice, broadband, television and mobile voice—from the same provider in 2016, according to a report just published by Strategy Analytics. This represents a four-fold increase compared to 2011 levels. With subscribers expecting CSPs to offer all services under one contract, communications companies continue the development of bundled style offerings of their available services. In this environment, more CSPs are utilizing an array of communication delivery technologies to become all-in-one providers of communication services. For example, MSOs are increasingly creating true quad-play's (i.e., voice, video, high speed data and wireless) with the creation, acquisition and/or development of their own wireless networks. As wireless technology proliferates further into the consumer device market, we believe we will see an emergence of service bundling that surpasses the traditional perception of a quad-play, where the wireless component will encompass an added array of wireless enabled devices. As quad-play offerings gain more traction and service bundles begin encompassing emerging devices and technologies, we believe that the level of complexity in seamlessly delivering these services will increase significantly and that CSPs will need transaction management systems that can effectively handle those delivery challenges.

        Smartphone Sales and Diversification:    Worldwide sales of smartphones to end users totaled 968 million units in 2013, an increase of 42.3 percent from 2012, according to Gartner, Inc. Sales of smartphones accounted for 53.6 percent of overall mobile phone sales in 2013, and exceeded annual sales of feature phones for the first time. Despite a number of mature markets nearing smartphone saturation, the demand for low-cost computing in emerging markets continues to drive the smartphone market forward. By 2017, total smartphone shipments are expected to approach 1.7 billion units, resulting in an expected compound annual growth rate (CAGR) of 18.4% from 2013 to 2017. These smartphones, tablets and other connected devices have a need to store, synchronize and share content across multiple devices which drive the need for personal cloud solutions in the marketplace.

        Faster Upgrade Cycles for Smartphones:    In 2013, Yankee Group valued the market for mobile and connected devices at $485 billion. By 2017, that number will have increased to surpass $919 billion—growing at a much quicker pace than previously thought. Two key areas of our business are involved in this process. Subscribers placing their orders on-line with our operator customers, transparently use our Activation systems for these upgrades resulting in growth of transactions for us. Secondly, subscribers who upgrade need to back up their data from old phones and restore that data on their new devices, which increases need for our cloud solutions. With the storage capacity of Smartphones increasing each year, we anticipate that the requirements for storage to back up the data on these devices will also increase.

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

        Services, Networks and Device Complexity:    The wireless industry is changing. CSPs are moving away from unlimited data plans, networks are becoming multi-layered with varying levels of complexity and devices are becoming more feature rich and capable, driving bandwidth consuming traffic over the networks. We believe all of these require CSPs and OEMs to be more creative in the services they offer, requiring an increased need for automation in device integration, certification and activation. This will require complex policy based device and network management. Certain functions of our platforms can help address these needs.

Our Growth Strategy

        Our growth strategy is to establish our platforms as the de-facto industry standard for CSPs, MSOs, OEMs, and multi-channel retailers while investing in extensions of our product and services portfolio. We will continue to focus our technology and development efforts around improving functionality, helping customers drive higher ARPU and subscriber retention, embracing alternative channels and allowing more capabilities for ordering bundled applications and content offerings across these same complex and advanced networks.

        Key elements of this strategy are:

          Expand our Product Portfolio to Communication Service Providers.     Given the explosive growth of connected mobile broadband devices and the increasing need to backup, restore and share content across those devices, our objective is to play a vital role in monetizing those devices with our connect-sync-activate strategy. Methods of monetization may include licenses per device, maintenance fees, professional service fees, active user fees as well as data storage fees. The acquisition of Newbay Software, Limited, has enabled us to expand the functionality of our Synchronoss Personal Cloud™ platform and improve the scalability of the existing NewBay platform to offer a more robust solution to our customers. Once our Synchronoss Personal Cloud™ solution deployment reaches critical mass, we believe we will be able to integrate the solution with other potential revenue generating offers from service providers and other customers.

          Expanding into Enterprise Cloud.     Following up on the success of our Synchronoss Personal Cloud™ offering, we have also leveraged that platform to support the increased need for cloud-based document sharing and collaboration needs in the Small and Medium Business (SMB) area. SMB's rely heavily on CSP's for support of new trends, such as Bring Your Own Technology (BYOT/BYOD). Our Synchronoss WorkSpace™ offering is ideally suited for such solutions, as it assures an IT manager that employees can enhance productivity by using their own mobile devices, while complying with security and other IT policies.

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

          Expand into Emerging Devices Space.     Various forecasts from industry leading sources have cited explosive growth in the non-traditional connected devices space. Such devices include connected cars, connected homes, health and wellness and health care domains. We plan on expanding both our activation platforms (focused on the new activation needs emerging from such devices on the service provider networks) as well as our cloud platforms (focused on storing data from the varying devices to be stored securely in the Cloud) in an effort to capitalize on the growth emerging from these new opportunities.

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

Customers

        Our industry-leading customers include Tier 1 mobile service providers such as AT&T Inc., Verizon Wireless, Vodafone, Orange, Sprint, Telstra and U.S. Cellular, Tier 1 cable operators/MSOs and wireline operators like AT&T Inc., Comcast, Cablevision, Charter, CenturyLink, Mediacom and Level 3 Communications, and large OEMs such as Apple and Ericsson. These customers utilize our platforms, technology and services to service both consumer and business customers.

        We maintain strong and collaborative relationships with our customers, which we believe to be one of our core competencies and critical to our success. We are generally the only provider of the services we offer to our customers. Contracts extend up to 60 months from execution and include minimum transaction or revenue commitments from our customers. All of our significant customers may terminate their contracts for convenience upon written notice and in many cases payment of contractual penalties. Contract penalties received by us were immaterial to our Statements of Income for the years ended December 31, 2013, 2012, and 2011.

        Our top five customers accounted for 77%, 76% and 86% of net revenues for 2013, 2012 and 2011, respectively. Our top five customers accounted for 76% and 67% of accounts receivable at December 31, 2013 and 2012, respectively. Of these customers, AT&T and Verizon Wireless each accounted for more than 10% of our revenues in 2013. The loss of either AT&T or Verizon as a customer would have a material negative impact on our company. We believe that if either AT&T or Verizon terminated their relationships with us, AT&T and Verizon would encounter substantial costs in replacing Synchronoss' transaction management solutions.

Sales and Marketing

  Sales

        We market and sell our services primarily through a direct sales force and through our strategic partners. To date, we have concentrated our sales efforts on a range of CSPs, OEMs, and multi-channel retailers both domestically and internationally. Typically our sales process involves an initial consultative process that allows our customers to better assess the operating and capital expenditure benefits associated with an optimal activation, provisioning, and cloud-based content management architecture. Our sales teams are well trained in our Activation Services and Synchronoss Personal Cloud™, Synchronoss Integrated Life™ and Synchronoss Workspace™ platforms and on the market trends and conditions that our current and potential customers are facing. This enables them to easily identify and qualify opportunities that are appropriate for our platform deployments to benefit these customers. Following each sale, we assign account managers to provide ongoing support and to identify additional sales opportunities. We generate leads from contacts made through trade-shows, seminars, conferences, events, market research, our Web site, customers, strategic partners and our ongoing public relations program.

  Marketing

        We focus our marketing efforts on supporting new product initiatives, creating awareness of our services and generating new sales opportunities. We base our product management strategy on analysis of market requirements, customer needs, industry direction, competitive offerings and projected customer cost savings and revenue opportunities. Our team is active in numerous technology and industry forums and regularly gets invited to speak at tradeshows such as the Consumer Electronics Show (CES), Cellular Telecommunications Industry Association (CTIA), GSM Association (Mobile World Congress), Mobile Future Forward Series, Wireless Influencers Forum, and National Cable & Telecommunications Association (NCTA), in which we also demonstrate our solutions. In addition, through our product marketing and marketing communications functions, we also have an active public relations program and maintain relationships with recognized trade media and industry analysts such as International Data Corporation (IDC), Gartner Inc., Forrester Research, Inc., Frost & Sullivan and Yankee Group. We also manage and maintain our Web site, blog, social media profiles on LinkedIn, Twitter and Facebook, utilize search engine optimization (SEO) and search engine marketing (SEM), publish product related content and educational white papers, and conduct seminars and user group meetings. Finally, we also actively sponsor technology-related conferences and demonstrate our solutions at trade-shows targeted at providers of communications services.

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

  Data Center Facilities

        We own and maintain data center facilities in Bethlehem, Pennsylvania, Bangalore, India, and Tucson, Arizona. These facilities are currently expected to support our growth objectives. These secure facilities house all customer-facing, production, test and development systems that are the backbone of the services delivered to our customers. The facilities and systems are monitored 7 days a week, 24 hours a day, and are protected via multiple layers of physical and electronic security measures. In addition, a redundant power supply ensures constant, regulated power into the managed data facility and a backup generator system provides power indefinitely to the facility in the event of a utility power failure. All systems in the managed data facility are monitored for availability and performance using industry standard tools. We also host equipment in data center co-location facilities with Terremark Inc., Saavis, Rackspace, and several other third parties, which enables us to offer geographically diversified hosting and storage for our Synchronoss Personal Cloud™ solutions.

  Network

        We use AT&T, Verizon, Level 3 and Sprint to provide a managed, fully-redundant network solution at each of our data center facilities to deliver enterprise scale services to customers. Wide Area Network connectivity between our locations is achieved via redundant Multiprotocol Label Switching (MPLS) circuits and Internet access to selected locations via multiple dedicated circuits. A dedicated Metro Ethernet solution is utilized to provide a data center backbone connection between our primary data center facility in Bethlehem and our primary disaster recovery site, should the need arise.

  Disaster Recovery Facility

        We operate disaster recovery solutions in our Tucson, Arizona and in our Terremark co-location facilities that are used to provide hot sites for real time data backup and disaster recovery purposes.

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

Competition

        Competition in our markets is intense and includes rapidly-changing technologies and customer requirements, as well as evolving industry standards and frequent product introductions. We compete primarily on the basis of the breadth of our domain expertise, our proprietary exception handling, and the breadth of our Synchronoss Personal Cloud™ content synchronization and sharing capabilities, as well as on the basis of price, time-to-market, functionality, quality and breadth of product and service offerings. We believe the most important factors making us a strong competitor include:

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

Intellectual Property

        To establish and protect our intellectual property, we rely on a combination of copyright, trade secret, patent and trademark rights, as well as confidentiality procedures and contractual restrictions. Synchronoss®, the Synchronoss® logo, PerformancePartner®, ConvergenceNow® and ActivationNow® are registered trademarks of Synchronoss. In addition, we regularly file patent applications to protect inventions arising from our research and development, and have obtained a number of patents in the United States and other countries. No single patent is solely responsible for protecting our products or services. In addition to legal protections, we rely on the technical and creative skills of our employees, deep technical integration with our customer's networks and back office systems, frequent product enhancements and improved product quality to maintain a technology-leadership position. We maintain a program to protect our investment in technology by attempting to ensure respect for our intellectual property rights. We cannot be certain that others will not develop technologies that are similar or superior to our technology. We enter into confidentiality and invention assignment agreements with our employees and confidentiality agreements with our alliance partners and customers, and we control access to and distribution of our software, documentation and other proprietary information.

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

        As of December 31, 2013, we had 1,401 full-time employees. None of our employees are covered by any collective bargaining agreements.

 Executive Officers of the Registrant

        The following sets forth certain information regarding our Executive Officers as of February 15, 2014:

Name	Age	Position
Stephen G. Waldis	46	Chairman of the Board of Directors and Chief Executive Officer
Robert Garcia	45	President and Chief Operating Officer
Lawrence R. Irving	57	Executive Vice President, Chief Financial Officer and Treasurer(1)
Ronald J. Prague	50	Executive Vice President, Chief Legal Officer, General Counsel & Secretary
Nicholas Lazzaro	44	Executive Vice President and President of Emerging Markets
Mark Mendes	51	Executive Vice President and President of North America
Patrick J. Doran	40	Executive Vice President and Chief Technology Officer
Daniel Rizer	50	Executive Vice President of Product Management and Business Development
Biju Nair	48	Executive Vice President and Chief Corporate Strategy Officer
David Berry	48	Executive Vice President and Chief Innovation Officer
Paula J. Hilbert	58	Executive Vice President and Chief Human Resources Officer
Karen L. Rosenberger	48	Senior Vice President and Chief Accounting Officer(2)

(1)
Mr. Irving has informed us that he intends to step down as Chief Financial Officer and Treasurer effective as of April 1, 2014 and remain with the Company in an advisory role to assist with the transition through December 31, 2014.

(2)
Effective as of April 1, 2014, our Board of Directors has elected Ms. Rosenberger to replace Mr. Irving as Executive Vice President, Chief Financial Officer and Treasurer.

        Stephen G. Waldis has served as Chief Executive Officer of Synchronoss since founding the Company in 2000 and has served as Chairman of the Board of Directors since 2001. From 2000 until 2011 Mr. Waldis also served as President of Synchronoss. Before founding Synchronoss, from 1994 to 2000, Mr. Waldis served as Chief Operating Officer at Vertek Corporation, a privately held professional services company serving the telecommunications industry. From 1992 to 1994, Mr. Waldis served as Vice President of Sales and Marketing of Logical Design Solutions, a provider of telecom and interactive solutions. From 1989 to 1992, Mr. Waldis worked in various technical and product management roles at AT&T. Mr. Waldis received a degree in corporate communications from Seton Hall University.

        Robert Garcia has served as President of Synchronoss since December 2011 and Chief Operating Officer since 2007. Prior to that position, Mr. Garcia served in various positions at Synchronoss, including Executive Vice President of Operations and Service Delivery and General Manager of Synchronoss' western office since joining Synchronoss in August 2000. Before joining Synchronoss, Mr. Garcia was a Senior Business Consultant with Vertek Corporation from January 1999 to August 2000. Mr. Garcia has also held senior management positions with Philips Lighting Company and Johnson & Johnson Company. Mr. Garcia received a degree in logistics and economics from St. John's University in New York.

        Lawrence R. Irving has served as Chief Financial Officer and Treasurer of Synchronoss since 2001. Before joining Synchronoss, from 1998 to 2001, Mr. Irving served as Chief Financial Officer and Treasurer at CommTech Corporation, a telecommunications software provider that was acquired by ADC Telecommunications. From 1995 to 1998, Mr. Irving served as Chief Financial Officer of Holmes Protection Group, a publicly traded company which was acquired by Tyco International. Mr. Irving is a certified public accountant and a member of the New York State Society of Certified Public Accountants. Mr. Irving received a degree in accounting from Pace University.

        Ronald J. Prague was promoted to Executive Vice President and Chief Legal Officer in December 2011. Mr. Prague joined Synchronoss in 2006 as General Counsel, and has served as Secretary since October 2006. Before joining Synchronoss, Mr. Prague held various senior positions with Intel Corporation from 1998 to 2006, including as Group Counsel for Intel's Communications Infrastructure Group. Prior to joining Intel, Mr. Prague practiced law with the law firms of Haythe & Curley (now Torys LLP) and Richards & O'Neil (now Bingham McCutchen). Mr. Prague is a graduate of Northwestern University School of Law and earned a degree in business administration and marketing from Cornell University.

        Nicholas Lazzaro joined Synchronoss in May 2013. Prior to joining Synchronoss, from 2009 to May 2013, Mr. Lazzaro served as Senior Vice President, Product Development and Information Technology at Vonage Systems, Inc. and from 2008 to 2009 served as Division President at AmDocs, Inc. Mr. Lazzaro received a degree in Finance from the State University of New York, Buffalo.

        Mark Mendes has served as President of North America since February 2014. Prior to that position, Mr. Mendes held various senior positions since he joined Synchronoss in 2008 in connection with Synchronoss' acquisition of Wisor Telecom Corp., where Mr. Mendes was Chief Executive Officer since 2001. Prior to joining Wisor, from 1997 to 2001, Mr. Mendes was Chief Operating Officer and Chief Technology Officer of NET2000 Communications, Inc. Mr. Mendes received an Engineering degree and MBA Finance/MIS from Syracuse University.

        Patrick J. Doran has served as Executive Vice President and Chief Technology Officer since 2007. Prior to that position, Mr. Doran served in various positions, including Chief Architect and Senior Software Engineer, since joining Synchronoss in 2002. Before joining Synchronoss, Mr. Doran was a Senior Development Engineer at Agility Communications from 2000 to 2002 and a Member of Technical staff at AT&T/Lucent from 1996 to 2000. Mr. Doran received a degree in Computer and Systems engineering from Rensselaer Polytechnic Institute and a Master Degree in Industrial Engineering from Purdue University.

        Daniel Rizer has served as Executive Vice President of Product Management and Business Development since January 2014. Prior to that position, Mr. Rizer was Executive Vice President of Business Development since joining Synchronoss in 2008. Before joining Synchronoss, Mr. Rizer was the Chief Operating Officer for Motricity from 2005 to 2008. Mr. Rizer has also held senior positions with IBM and Accenture. Mr. Rizer received his Bachelor of Science in Operations Management from Auburn University, and graduated with a Master of Science in Management Information Systems from Boston University.

        Paula J. Hilbert has served as Executive Vice President and Chief Human Resources Officer since January 2013. Prior to that position, Ms. Hilbert served as Executive Vice President of Global Operations and Chief Service Officer since she joined Synchronoss in 2010. Before joining Synchronoss, Ms. Hilbert was an independent consultant from 2008 to 2010. Prior to that position, Ms. Hilbert served as a Managing Director/Global Client Service and Offshoring at JP Morgan Chase Treasury and Securities Services from 2003 to 2008. Prior to JP Morgan Chase, Ms. Hilbert held senior positions at AT&T from 1979 to 2003, including Vice President—Customer Relationship Management. Ms. Hilbert holds a Bachelor of Science degree in Business Administration from Clarion University.

        David E. Berry has served as Executive Vice President and Chief Innovation Officer of Synchronoss since 2012. Mr. Berry previously was Executive Vice President and Chief Technology Officer of Synchronoss from 2000 to 2006. Between 2006 and re-joining the Company, Mr. Berry worked as: an independent consultant; a CTO of a healthcare startup; and a CIO of a digital signage company. Mr. Berry received a Master of Arts in Corporate and Public Communication from Seton Hall University and a Bachelor of Science in Mathematics and Computer Science from Fairfield University.

        Biju Nair has served as Executive Vice President of Product Management and Chief Strategy Officer of Synchronoss since the acquisition of Sapience Knowledge Systems, Inc. ("Sapience") in 2011, where he was Chairman and Chief Executive Officer. Prior to founding Sapience in 2009, Mr. Nair was Senior Vice President & General Manager of the Connectivity and Security Group at Smith Micro Software, Inc. (NASDAQ: SMSI), a position he held since Mobility Solutions Group, a division of PCTEL, Inc., the company where he was Corporate Vice President & General Manager and founder, was acquired by Smith Micro in 2008. Mr. Nair also held senior executive positions at SAFCO Technologies and Agilent Technologies. Mr. Nair holds a Master of Science degree in Electronic and Computer Engineering from Politechnika Warszawska and a Master of Science degree in Computer Science from Illinois Institute of Technology.

        Karen L. Rosenberger has served as Senior Vice President and Chief Accounting Officer of Synchronoss since 2012 and served as Controller from 2000 until January 2014. Before joining Synchronoss, Ms. Rosenberger held various management positions with Medical Broadcasting Company and CoreTech Consulting Group. Ms. Rosenberger received a degree in accounting from Cedar Crest College and a Master of Business Administration from Saint Joseph's University. Ms. Rosenberger is a certified public accountant and a member of the American Institute of Certified Public Accountants and the New Jersey Society of Certified Public Accountants.

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

Risks Related to Our Business and Industry

We Have Substantial Customer Concentration, with a Limited Number of Customers Accounting for a Substantial Portion of our 2013 Revenues.

        Our five largest customers, AT&T, Verizon Wireless, Comcast, NBN Co Limited and Vodafone, accounted for approximately 77% of our revenues for the year ended December 31, 2013, as compared to our five largest customers, AT&T, Level 3 Communications, Time Warner Cable, Verizon Wireless and Vodafone, which accounted for 76% of our revenues for the year ended December 31, 2012. Of these customers, AT&T and Verizon Wireless each accounted for more than 10% of our revenues in 2013. There are inherent risks whenever a large percentage of total revenues are concentrated with a limited number of customers. It is not possible for us to predict the future level of demand for our services that will be generated by these customers or the future demand for the products and services of these customers in the end-user marketplace. In addition, revenues from these larger customers may fluctuate from time to time based on the commencement and completion of projects, the timing of which may be affected by market conditions or other facts, some of which may be outside of our control. Further, some of our contracts with these larger customers permit them to terminate our services at any time (subject to notice and certain other provisions). If any of these customers experience declining or delayed sales due to market, economic or competitive conditions, we could be pressured to reduce the prices we charge for our services or we could lose a major customer. Any such development could have an adverse effect on our margins and financial position, and would negatively affect our revenues and results of operations and/or trading price of our common stock.

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

Our Cloud Strategy, Including our Synchronoss Personal Cloud™, Synchronoss WorkSpace™, and Synchronoss Integrated Life™ Offerings, May Not be Successful.

        Our cloud strategy, including our Synchronoss Personal Cloud™, Synchronoss WorkSpace™, and Synchronoss Integrated Life™ offerings, may not be successful. We offer customers the ability to offer their subscribers the ability to backup, restore and share content across multiple devices through a cloud-based environment in the Cloud. The success of our Synchronoss Personal Cloud™ and Synchronoss WorkSpace™ offerings is dependent upon continued acceptance by and growth in subscribers of cloud-based services in general and there can be no guarantee of the adoption rate by these subscribers. In addition to this, the success of our Synchronoss Integrated Life™ offering is dependent upon the uptake of non-traditional connected devices by consumers and its general growth in the industry. Our cloud strategy will continue to evolve and we may not be able to compete effectively, generate significant revenues or maintain profitability. While we believe our expertise, investments in infrastructure, and the breadth of our cloud-based services provides us with a strong foundation to compete, it is uncertain whether our strategies will attract the users or generate the revenue required to be successful. In addition to software development costs, we are incurring costs to build and maintain infrastructure to support cloud-based services. Whether we are successful in our cloud strategy depends on our execution in a number of areas, which may or may not be within our control, including continuing to innovate and bring to market compelling cloud-based offerings, continued growth and demand for cloud-based offerings, maintaining the utility, compatibility, and performance of our cloud-based services on the growing array of devices, including smartphones, handheld computers, netbooks and tablets, and ensuring that our cloud-based services meet the reliability expectations of our customers and maintain the security of their data.

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

If the Wireless Services Industry Experiences a Decline in Subscribers, Our Business May Suffer.

        The wireless services industry has faced an increasing number of challenges, including a slowdown in new subscriber growth. Revenues from services performed for customers in the wireless services industry accounted for 48% of our revenues in 2013 and 2012. A continued slowdown in subscriber growth in the wireless services industry could adversely affect our business growth.

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

        Current and potential competitors have established, and may establish in the future, cooperative relationships among themselves or with third parties to increase their ability to address the needs of our current or prospective customers. In addition, our competitors have acquired, and may continue to acquire in the future, companies that may enhance their market offerings. Accordingly, new competitors or alliances among competitors may emerge and rapidly acquire significant market share. As a result, our competitors may be able to adapt more quickly than us to new or emerging technologies and changes in customer requirements, and may be able to devote greater resources to the promotion and sale of their products. These relationships and alliances may also result in transaction pricing pressure which could result in large reductions in the selling prices of our products and services. Our competitors or our customers' in-house solutions may also provide services at a lower cost, significantly increasing pricing pressure on us. We may not be able to offset the effects of this potential pricing pressure. Our failure to adapt to changing market conditions and to compete successfully with established or new competitors may have a material adverse effect on our results of operations and financial condition. In particular, a failure to offset competitive pressures brought about by competitors or in-house solutions developed by our customers could result in a substantial reduction in or the outright termination of our contract with some of our customers, which would have a significant, negative and material impact on our business.

Failures or Interruptions of Our Systems and Services Could Materially Harm Our Revenues, Impair Our Ability to Conduct Our Operations and Damage Relationships with Our Customers.

        Our success depends on our ability to provide reliable services to our customers and process a high volume of transactions in a timely and effective manner. Although we operate disaster recovery solutions in our Tucson, Arizona and in our Terremark co-location facilities that are used to provide hot sites for real time data backup and disaster recovery purposes, our network operations are currently located in a single facility in Bethlehem, Pennsylvania that is susceptible to damage or interruption from human error, fire, flood, power loss, telecommunications failure, terrorist attacks and similar events. We could also experience failures or interruptions of our systems and services, or other problems in connection with our operations, as a result of, among other things:

  •
  damage to or failure of our computer software or hardware or our connections and outsourced service arrangements with third parties;

  •
  errors in the processing of data by our system;

  •
  computer viruses or software defects;

  •
  physical or electronic break-ins, sabotage, intentional acts of vandalism and similar events;

  •
  fire, cyber-attack, terrorist attack or other catastrophic event;

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

Economic, Political and Market Conditions Can Adversely Affect Our Business, Results of Operations and Financial Condition.

        Our business is influenced by a range of factors that are beyond our control and that we have no comparative advantage in forecasting. These include but are not limited to general economic and business conditions, the overall demand for cloud-based products and service, general political developments and currency exchange rate fluctuations. Economic uncertainty may exacerbate negative trends in consumer spending and may negatively impact the businesses of certain of our customers, which may cause a reduction in their use of our platforms or increase their likelihood of defaulting on their payment obligations, and therefore a reduction in our revenues. These conditions and uncertainty about future economic conditions may make it challenging for us to forecast our operating results, make business decisions and identify the risks that may affect our business, financial conditions and results of operations. In addition, changes in these conditions may result in a more competitive environment, resulting in possible pricing pressures.

We are Exposed to Our Customers' Credit Risk.

        We are subject to the credit risk of our customers and customers with liquidity issues may lead to bad debt expense for us. Most of our sales are on an open credit basis, with typical payment terms of between 45 and 60 days in the United States and, because of local customs or conditions, longer payment terms in some markets outside the United States. We use various methods to screen potential customers and establish appropriate credit limits, but these methods cannot eliminate all potential bad credit risks and may not prevent us from approving applications that are fraudulently completed. Moreover, businesses that are good credit risks at the time of application may become bad credit risks over time and we may fail to detect this change. We maintain reserves we believe are adequate to cover exposure for doubtful accounts. If we fail to adequately assess and monitor our credit risks, we could experience longer payment cycles, increased collection costs and higher bad debt expense. A decrease in accounts receivable resulting from an increase in bad debt expense could adversely affect our liquidity. Our exposure to credit risks may increase if our customers are adversely affected by a difficult macroeconomic environment, or if there is a continuation or worsening of the economic environment. Although we have programs in place that are designed to monitor and mitigate the associated risk, including monitoring of particular risks in certain geographic areas, there can be no assurance that such programs will be effective in reducing our credit risks or the incurrence of additional losses. Future and additional losses, if incurred, could harm our business and have a material adverse effect on our business operating results and financial condition. Additionally, to the degree that the current or future credit markets makes it more difficult for some customers to obtain financing, those customers' ability to pay could be adversely impacted, which in turn could have a material adverse impact on our business, operating results, and financial condition.

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

        Our business also depends upon the capacity, reliability and security of the infrastructure owned and managed by third parties, including our vendors and customers that are used by our technology interoperability services, network services, number portability services call processed services and enterprise solutions. We have no control over the operation, quality or maintenance of a significant portion of that infrastructure and whether those third parties will upgrade or improve their software, equipment and services to meet our and our customers' evolving requirements. We depend on these companies to maintain the operational integrity of our services. If one or more of these companies is unable or unwilling to supply or expand its levels of services to us in the future, our operations could be severely interrupted. In addition, rapid changes in the communications industry have led to industry consolidation. This consolidation may cause the availability, pricing and quality of the services we use to vary and could lengthen the amount of time it takes to deliver the services that we use.

Our Failure to Protect Confidential Information and Our Network Against Security Breaches Could Damage Our Reputation and Substantially Harm Our Business and Results of Operations.

        Security threats are a particular challenge to companies like us whose business is technology products and services. The encryption and authentication technology licensed from third parties on which we rely to securely transmit confidential information, including credit card numbers, may not adequately protect customer transaction data. A cyber-attack or any other security incident that allows unauthorized access to or modification of our customers' data or our own data or our IT systems or if the services we provide to our customers were disrupted, or if our products or services are perceived as having security vulnerabilities, could damage our reputation and expose us to risk of loss or litigation and possible liability or fines which could substantially harm our business and results of operations. In addition, anyone who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations. Although we carry general liability insurance, our insurance may not cover potential claims of this type or may not be adequate to cover all costs incurred in defense of potential claims or to indemnify us for all liability that may be imposed. As a result, we may need to expend significant resources to protect against security breaches or to address problems caused by breaches.

If We Are Unable to Protect Our Intellectual Property Rights, Our Competitive Position Could Be Harmed or We Could Be Required to Incur Significant Expenses to Enforce Our Rights.

        Our success depends to a significant degree upon the protection of our software and other proprietary technology rights, particularly with respect to our Activation Services and Synchronoss Personal Cloud™ platforms. We rely on trade secret, copyright and trademark laws and confidentiality agreements with employees and third parties, all of which offer only limited protection. We also regularly file patent applications to protect inventions arising from our research and development, and have obtained a number of patents in the United States and other countries. There can be no assurance that our patent applications will be approved, that any issued patents will adequately protect our intellectual property, or that such patents will not be challenged by third parties. Also, much of our business and many of our solutions rely on key technologies developed or licensed by third or other parties, and we may not be able to obtain or continue to obtain licenses and technologies from these third parties at all or on reasonable terms. The steps we have taken to protect our intellectual property may not prevent misappropriation of our proprietary rights or the reverse engineering of our solutions. Legal standards relating to the validity, enforceability and scope of protection of intellectual property rights in other countries are uncertain and may afford little or no effective protection of our proprietary technology. Consequently, we may be unable to prevent our proprietary technology from being exploited abroad, which could require costly efforts to protect our technology. Policing the unauthorized use of our products, trademarks and other proprietary rights is expensive, difficult and, in some cases, impossible. Litigation may be necessary in the future to enforce or defend our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of management resources, either of which could materially harm our business. Accordingly, despite our efforts, we may not be able to prevent third parties from infringing upon or misappropriating our intellectual property.

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

Our Inability to Raise Additional Capital or Generate the Significant Capital Necessary to Expand Our Operations and Invest in New Products Could Reduce Our Ability to Compete and Could Harm Our Business.

        We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new products and enhancements to our platform or acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional equity financing, our stockholders may experience significant dilution of their ownership interests and the per share value of our common stock could decline. Furthermore, if we engage in debt financing, the holders of debt would have priority over the holders of common stock, and we may be required to accept terms that restrict our ability to incur additional indebtedness. We may also be required to take other actions that would otherwise be in the interests of the debt holders and force us to maintain specified liquidity or other ratios, any of which could harm our business, results of operations, and financial condition. If we need additional capital and cannot raise it on acceptable terms, we may not be able to, among other things:

  •
  develop or enhance our products and platform;

  •
  acquire complementary technologies, products or businesses;

  •
  expand operations, in the United States or internationally; or

  •
  respond to competitive pressures or unanticipated working capital requirements;

        Our failure to do any of these things could harm our business, financial condition and results of operations.

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

        Section 404 of the Sarbanes-Oxley Act of 2002 requires that we include in our annual report our assessment of the effectiveness of our internal control over financial reporting and our audited financial statements as of the end of each fiscal year. We successfully completed our assessment of our internal control over financial reporting as of December 31, 2013. Our continued compliance with Section 404 will require that we incur substantial expense and expend significant management time on compliance related issues. We currently do not have an internal audit group and we will evaluate the need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. In future years, if we fail to timely complete this assessment, there may be a loss of public confidence in our internal control, the market price of our stock could decline and we could be subject to regulatory sanctions or investigations by the NASDAQ Global Market, the Securities and Exchange Commission or other regulatory authorities, which would require additional financial and management resources. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to timely meet our regulatory reporting obligations.

Our financial condition and results of operations could be adversely affected if we do not effectively manage future debt.

        In September 2013, we entered into a Credit Agreement (the "Credit Facility") with JP Morgan Chase Bank, N.A., as administrative agent, Wells Fargo Bank, National Association, as syndication agent and Capital One, National Association and KeyBank National Association, as co-documentation agents. The Credit Facility, which will be used for general corporate purposes, is a $100 million unsecured revolving line of credit that matures in September 2018. We have the right to request an increase in the aggregate principal amount of the Credit Facility to $150 million. As a result of the Credit Facility, we may be able to incur substantial indebtedness in the future. Our incurrence of substantial indebtedness could:

  •
  make it difficult for us to satisfy our financial obligations, including making scheduled principal and interest payments;

  •
  limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions or other general business purposes;

  •
  limit our ability to use our cash flow or obtain additional financing for future working capital, capital expenditures, acquisitions or other general business purposes;

  •
  require us to use a substantial portion of our cash flow from operations to make debt service payments;

  •
  limit our flexibility to plan for, or react to, changes in our business and industry; and

  •
  increase our vulnerability to the impact of adverse economic and industry conditions.

        Our failure to comply with the covenants under the Credit Facility could result in an event of default and the acceleration of any debt then outstanding under the Credit Facility. Any declaration of an event of default could significantly harm our business and prospects and could cause our stock price to decline. Insufficient funds may require us to delay, scale back, or eliminate some or all of our activities.

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

Changes in, or Interpretations of, Tax Rules and Regulations, Could Adversely Affect our Effective Tax Rates.

        Unanticipated changes in our tax rates could affect our future results of operations. Our future effective tax rates could be unfavorably affected by changes in tax laws or the interpretation of tax laws or by changes in the valuation of our deferred tax assets and liabilities. It is possible that future requirements, including the recently proposed implementation of International Financial Reporting Standards, or IFRS, could change our current application of U.S. generally accepted accounting principles (GAAP), resulting in a material adverse impact on our financial position or results of operations. In addition, we are subject to the continued examination of our income tax returns by the IRS and other tax authorities. We regularly assess the likelihood of outcomes resulting from these examinations, if any, to determine the adequacy of our provision for income taxes. We believe such estimates to be reasonable, but there can be no assurance that the final determination of any of these examinations will not have an adverse effect on our operating results and financial position.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        In 2011, we entered into a ten year lease for approximately 80,000 square feet of office space for our corporate headquarters in Bridgewater, New Jersey. In addition to our principal office space in Bridgewater, New Jersey, we lease facilities and offices in Bethlehem, Pennsylvania, Chicago, Illinois, Denver, Colorado, Tucson, Arizona, Fairpoint, New York, Bellevue and Seattle, Washington, San Jose, California, Galway and Dublin, Ireland, Marseille, France, Melbourne, Australia, and Bangalore, India. Our lease for our 61,000 square foot facility in Bethlehem, Pennsylvania expires in 2019, our lease for our 47,000 square foot facility in Tucson, Arizona expires in 2021, and our lease for our 47,000 square foot facility in Bangalore, India expires in 2017. Lease terms for our other locations expire in the years between 2014 and 2025. We believe that the facilities we now lease are sufficient to meet our needs through at least the next 12 months. However, we may require additional office space after that time or if our current business plans change, and we are currently evaluating expansion possibilities.

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

        Our 2011 acquisition agreement with Miyowa SA provided that former shareholders of Miyowa SA would be eligible for earn-out payments to the extent specified business milestones were achieved following the acquisition. In December 2013, Eurowebfund and Bakamar, two former shareholders of Miyowa SA filed a complaint against us in the Commercial Court of Paris, France claiming that they are entitled to certain earn-out payments under the acquisition agreement. We were served with a copy of this complaint in January 2014. We believe Miyowa SA failed to meet the criteria required for us to pay the claimed amounts and that no earn-out payments are owed. Although we cannot predict the outcome of the lawsuit due to the inherent uncertainties of litigation, we believe the positions of Eurowebfund and Bakamar are without merit, and we intend to vigorously defend against all claims brought by them.

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

PART II

ITEM 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

        Our common stock is traded over-the-counter and is listed on the NASDAQ Global Select Market under the symbol "SNCR." The following table sets forth, for each period during the past two years, the high and low sale prices as reported by NASDAQ.

	Common Stock
	2013		2012
	High	Low	High	Low
First Quarter	$32.00	$20.56	$38.90	$27.58
Second Quarter	$32.98	$25.63	$33.21	$16.89
Third Quarter	$39.30	$26.61	$25.33	$17.45
Fourth Quarter	$38.90	$27.72	$24.29	$17.08

        As of February 11, 2014, there were approximately 159 named holders of record of our common stock. On February 11, 2014, the last reported sale price of our common stock as reported on the NASDAQ Global Select Market was $32.00 per share.

Dividend Policy

        We have never declared or paid cash dividends on our common or preferred equity. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any cash dividends in the foreseeable future. Any future determination to declare cash dividends will be made at the discretion of our Board of Directors, subject to the covenants under our Credit Facility, and will depend on our financial condition, results of operations, capital requirements, general business conditions and other factors that our Board of Directors may deem relevant.

Stock Performance Graph

        The graph set forth below compares the cumulative total stockholder return on our common stock between December 31, 2008 and December 31, 2013, with the cumulative total return of (i) the NASDAQ Computer Index and (ii) the NASDAQ Composite Index, over the same period. This graph assumes the investment of $100 on December 31, 2008 in our common stock, the NASDAQ Computer Index and the NASDAQ Composite Index, and assumes the reinvestment of dividends, if any. The graph assumes the initial value of our common stock on December 31, 2008 was the closing sales price of $10.66 per share.

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

	12/31/08	12/31/09	12/31/10	12/30/11	12/31/12	12/31/13
Synchronoss Technologies, Inc	100	148	251	283	198	291
Nasdaq Composite Index	100	144	168	165	191	265
Nasdaq Computer Index	100	171	201	202	227	299

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

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands, except per share data)
Statements of Operations Data:
Net revenues	$349,047	$273,692	$229,084	$165,969	$128,805
Costs and expenses:
Cost of services*	146,238	115,670	106,595	83,217	64,455
Research and development	64,845	52,307	41,541	26,008	13,153
Selling, general and administrative	62,096	46,680	44,886	33,743	23,650
Net change in contingent consideration obligation	(5,324)	(6,235)	2,954	4,295	—
Restructuring charges	5,172	—	—	—	—
Depreciation and amortization	41,126	23,812	14,739	9,403	8,499

Total costs and expenses	314,153	232,234	210,715	156,666	109,757

Income from operations	34,894	41,458	18,369	9,303	19,048
Interest income	557	1,315	821	394	517
Interest expense	(1,089)	(998)	(928)	(917)	(741)
Other income (expense)	217	889	97	317	9

Income before income tax expense	34,579	42,664	18,359	9,097	18,833
Income tax expense	(11,228)	(15,581)	(3,233)	(5,223)	(6,536)

Net income attributable to common
stockholders	$23,351	$27,083	$15,126	$3,874	$12,297

Net income attributable to common stockholders per common share:
Basic	$0.60	$0.71	$0.44	$0.12	$0.40

Diluted	$0.58	$0.69	$0.43	$0.12	$0.39

Weighted-average common shares outstanding:
Basic	38,891	38,195	37,372	31,971	30,813

Diluted	40,009	39,126	38,619	33,011	31,145

*
Cost of services excludes depreciation and amortization which is shown separately.

	As of December 31,
	2013	2012†	2011	2010	2009
	(In thousands)
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$77,605	$56,869	$152,576	$189,635	$97,684
Working capital	98,786	84,451	152,886	203,796	108,336
Total assets	527,019	466,662	398,618	340,399	172,559
Lease financing obligation—long-term	9,252	9,540	9,241	9,205	9,150
Contingent consideration obligation—long-term	4,468	5,100	8,432	16,915	—
Total stockholders' equity	447,639	374,657	334,563	288,023	146,464

†
Certain prior period amounts have been recast in connection with Accounting Standards Codification 805, Business Combinations.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        This annual report on Form 10-K, particularly Management's Discussion and Analysis of Financial Condition and Results of Operations set forth below, contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to risks and uncertainties and are based on the beliefs and assumptions of our management as of the date hereof based on information currently available to our management. Use of words such as "believes," "expects," "anticipates," "intends," "plans," "hopes," "should, "continues," "seeks," "likely" or similar expressions, indicate a forward-looking statement. Forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions. Actual results may differ materially from the forward-looking statements we make. We discuss factors that we believe could cause or contribute to these differences below and elsewhere in this Annual Report on Form 10-K, including those set forth under "Risk Factors". We caution investors not to place substantial reliance on the forward-looking statements included in this report on Form 10-K. These statements speak only as of the date of this report (unless another date is indicated), and we undertake no obligation to update or revise the statements in light of future developments.

        The following discussion should be read in conjunction with the Consolidated Financial Statements and the related notes that appear elsewhere in this document. All numbers are expressed in thousands unless otherwise stated.

Overview

        We are a mobile innovation company that provides cloud solutions and software-based activation for connected devices globally. Such services include intelligent connectivity management and content synchronization, backup and sharing, as well as device and service procurement, provisioning, activation and support that enable communications service providers (CSPs), cable operators/multi-services operators (MSOs), original equipment manufacturers (OEMs) with embedded connectivity (e.g. smartphones, laptops, tablets and mobile Internet devices, such as automobiles, wearables for personal health and wellness, and connected homes), multi-channel retailers and other customers to accelerate and monetize their go-to-market strategies for connected devices. This includes automating subscriber activation, order management, upgrades, service provisioning and connectivity and content management from any sales channel to any communication service (wireless or wireline), across any connected device type and managing the content transfer, synchronization and share. Our global solutions touch all aspects of connected devices on the mobile Internet.

        Our Synchronoss Personal Cloud™ solution targets individual consumers while our Synchronoss WorkSpace™ solution focuses on providing a secure, integrated file sharing and collaboration solution for small and medium businesses. In addition, our Integrated Life™ platform is specifically designed to power the activation of the devices and technologies that seamlessly connect today's consumer and leverage our cloud assets to manage these devices and contents associated with them. The Integrated Life™ platform enables us to drive a natural extension of our mobile activations and cloud services with leading wireless networks around the world to link other non-traditional devices—(i.e., automobiles, wearables for personal health and wellness, and connected homes).

        Our Activation Services, Synchronoss Personal Cloud™, Synchronoss WorkSpace™, and Synchronoss Integrated Life™ platforms provide end-to-end seamless integration between customer-facing channels/applications, communication services, or devices and "back-office" infrastructure-related systems and processes. Our customers rely on our solutions and technology to automate the process of activation and content and settings management for their customers' devices while delivering additional communication services. Our Synchronoss Integrated Life™ platform brings together the capabilities of device/service activation with content and settings management to provide a seamless experience of activating and managing non-traditional devices. Our platforms also support automated customer care processes through use of accurate and effective speech processing technology and enable our customers to offer their subscribers the ability to store in and retrieve from the Cloud their personal and work content and data which resides on their connected mobile devices, such as personal computers, smartphones and tablets. Our platforms are designed to be carrier-grade, high availability, flexible and scalable to enable multiple converged communication services to be managed across multiple distribution channels, including e-commerce, m-commerce, telesales, customer stores, indirect and other retail outlets, etc., allowing us to meet the rapidly changing and converging services and connected devices offered by our customers. We enable our customers to acquire, retain and service subscribers quickly, reliably and cost-effectively by enabling backup, restore, synchronization and sharing of subscriber content. Through the use of our platforms, our customers can simplify the processes associated with managing the customer experience for procuring, activating, connecting, backing-up, synchronizing and social media and enterprise-wide sharing/collaboration connected devices and contents from these devices and associated services. The extensibility, scalability, reliability and relevance of our platforms enable new revenue streams and retention opportunities for our customers through new subscriber acquisitions, sale of new devices, accessories and new value-added service offerings in the Cloud, while optimizing their cost of operations and enhancing customer experience.

        We currently operate in and market our solutions and services directly through our sales organizations in North America, Europe and Asia-Pacific.

        Our industry-leading customers include Tier 1 mobile service providers such as AT&T Inc., Verizon Wireless, Vodafone, Orange, Sprint, Telstra and U.S. Cellular, Tier 1 cable operators/MSOs and wireline operators like AT&T Inc., Comcast, Cablevision, Charter, CenturyLink, Mediacom and Level 3 Communications, and large OEMs such as Apple and Ericsson. These customers utilize our platforms, technology and services to service both consumer and business customers.

Revenues

        We generate a substantial portion of our revenues on a per-transaction or subscription basis, which is derived from contracts that extend up to 60 months from execution. For the years ended December 31, 2013 and 2012, we derived approximately 70% and 67%, respectively, of our revenues from transactions processed and subscription arrangements. The remainder of our revenues was generated by professional services and licenses. The current mix of revenue represents higher transaction and subscription revenues than we have historically experienced. This is a result of new subscription arrangements with our existing customers.

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

        Most of our revenues are recorded in US dollars but as we continue to expand our business with international carriers and increase the extent of recording our international activities in local currencies we will become subject to currency translation risk that could affect our future net sales.

        Our five largest customers, AT&T, Verizon Wireless, Comcast, NBN Co Limited and Vodafone, accounted for approximately 77% of our revenues for the year ended December 31, 2013, as compared to our five largest customers, AT&T, Level 3 Communications, Time Warner Cable, Verizon Wireless and Vodafone, which accounted for 76% of our revenues for the year ended December 31, 2012. Of these customers, AT&T and Verizon Wireless each accounted for more than 10% of our revenues in 2013.

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

        Research and development costs are expensed as incurred unless they meet U.S. generally accepted accounting principles (GAAP) criteria for deferral and amortization. Software development costs incurred prior to the establishment of technological feasibility do not meet these criteria, and are expensed as incurred. Research and development expense consists primarily of costs related to personnel, including salaries and other personnel-related expenses, consulting fees and the cost of facilities, computer and support services used in service technology development. We also expense costs relating to developing modifications and minor enhancements of our existing technology and services.

        Selling, general and administrative expense consists of personnel costs including salaries, sales commissions, sales operations and other personnel-related expenses, travel and related expenses, trade shows, costs of communications equipment and support services, facilities costs, consulting fees, costs of marketing programs, such as internet and print and other overhead costs.

        Net change in contingent consideration obligation consists of the changes to the fair value estimate of the obligation to the former equity holders which resulted from our acquisitions. The estimate is based on the weighted probability of achieving certain financial targets and milestones. The contingent consideration obligation earn-out periods are no longer than 12 months in duration. As such, we recognize the changes in fair value over that period. Final determination of the payment is done up to 90 days after the earn-out period.

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

Current Trends Affecting Our Results of Operations

        Business from our Activation Platforms and Synchronoss Personal Cloud™ Solutions have been driven by the unprecedented growth in mobile devices globally. Certain industry trends, such as Next programs from AT&T have resulted in faster device upgrade cycles by customers precipitating in increased device order transactions and activations. With mobile devices becoming content rich and acting as a replacement for other traditional devices like PC's, the need to securely back up content from mobile devices, sync it with other devices and share it with others in their community of family, friends and business associates have become essential needs. The major Tier 1 carriers are also publically discussing achieving 500% penetration (multiple connected devices per user) by enabling connectivity to non-traditional devices. Such devices include connected cars, health and wellness devices, connected home and health care. The need for these devices to be activated, managed and the contents from them to be stored in a common cloud are also expected to be drivers of our businesses in the long term.

        Bring Your Own Technology (BYOT/BYOD) is impacting the work environment for Small and Medium Businesses, which find themselves in a position where they need to offer their employees a safe environment to share and collaborate on their work documents and files via mobile devices. Leveraging our Synchronoss Personal Cloud™ solution infrastructure and technology to build Synchronoss WorkSpace™ for this purpose is enabling us to serve a completely new market, which we believe will also contribute to our growth.

        To support our expected growth driven by the favorable industry trends mentioned above, we continue to look for opportunities to improve our operating efficiencies, such as the utilization of offshore technical and non-technical resources for our exception handling center management as well as routine software maintenance activities. We also leverage modular components from our existing software platforms to build new products. We believe that these opportunities will continue to provide future benefits and position us to support revenue growth. In addition, we anticipate further automation of the transactions generated by our more mature customers and additional transaction types. Our cost of services can fluctuate from period to period based upon the level of automation and the on-boarding of new transaction and service types. We are also making investments in new research and development for development of products designed to enable us to grow rapidly in the mobile wireless market. Our purchase of capital assets and equipment may also increase based on aggressive deployment, subscriber growth and promotional offers for free storage by our major Tier 1 carrier customers.

        We continue to advance our plans for the expansion of our platforms' footprint with broadband carriers and international mobile carriers to support connected devices and multiple networks through our focus on transaction management and cloud-based services for back up, synchronization and sharing of content. Our initiatives with AT&T, Verizon Wireless, Vodafone and other CSPs continue to grow both with our current businesses as well as new products. We are also exploring additional opportunities through merger and acquisition activities to support our customer, product and geographic diversification strategies.

Critical Accounting Policies and Estimates

        The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements in accordance with U.S. GAAP requires us to utilize accounting policies and make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingencies as of the date of the financial statements and the reported amounts of revenues and expenses during a fiscal period. The Securities and Exchange Commission (SEC) considers an accounting policy to be critical if it is important to a company's financial condition and results of operations, and if it requires significant judgment and estimates on the part of management in its application. We have discussed the selection and development of the critical accounting policies with the audit committee of our Board of Directors, and the audit committee has reviewed our related disclosures in this Form 10-K. Although we believe that our judgments and estimates are appropriate, correct and reasonable under the circumstances, actual results may differ from those estimates. If actual results or events differ materially from those contemplated by us in making these estimates, our reported financial condition and results of operations for future periods could be materially affected. See "Risk Factors" for certain matters bearing risks on our future results of operations.

        We believe the following to be our critical accounting policies because they are important to the portrayal of our consolidated financial condition and results of operations and they require critical management judgments and estimates about matters that are uncertain. If actual results or events differ materially from those contemplated by us in making these estimates, our reported consolidated financial condition and results of operations for future periods could be materially affected. See "Risk Factors" for certain matters bearing risks on our future results of operations.

Revenue Recognition and Deferred Revenue

        We provide services principally on a transactional or subscription basis or, at times, on a fixed fee basis and recognize the revenues as the services are performed or delivered as discussed below:

        Transactional and Subscription Service Arrangements:    Transaction and subscription revenues represented approximately 70%, 67%, and 77% of our revenues for the years ended December 31, 2013, 2012 and 2011, respectively. Transaction and subscription revenues consist of revenues derived from the processing of transactions through our service platforms, providing enterprise portal management services on a subscription basis and maintenance agreements on software licenses. Transaction service arrangements include services such as processing equipment orders, new account set-up and activation, number port requests, credit checks and inventory management. Subscription services include hosting and storage and the related maintenance support for those services.

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

        Professional Service and Software License Arrangements:    Professional service and software license revenues represented approximately 30%, 33% and 23% of our revenues for the years ended December 31, 2013, 2012 and 2011, respectively. Professional services include process and workflow consulting services and development services. Professional services, when sold with non-software transactional or subscription service arrangements, are accounted for separately when these services have value to the customer on a standalone basis. Professional services, when sold with software transactional or subscription service arrangements, are accounted for separately when these services have value to the customer on a standalone basis and there is objective and reliable evidence of fair value of the professional services. When accounted for separately, professional service revenues are recognized on a monthly basis, as services are performed and all other elements of revenue recognition have been satisfied.

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

        Revenue from software license arrangements is recognized when the license is delivered to our customers and all of the software revenue recognition criteria are met. When software arrangements include multiple elements, the arrangement consideration is allocated at the inception to all deliverables using the residual method providing we have vendor specific objective evidence (VSOE) on all undelivered elements. We determine VSOE for each element based on historical stand-alone sales to third-parties. When sold with non-software transaction or subscription service arrangements, the arrangement consideration is allocated at the inception of an arrangement to all deliverables using the relative selling price method. The relative selling price method allocates any discount in the arrangement proportionally to each deliverable on the basis of each deliverable's selling price. The selling price used for each deliverable will be based on VSOE if available, third-party evidence (TPE) if vendor-specific objective evidence is not available, or estimated selling price (ESP) if neither vendor-specific objective evidence nor third-party evidence is available. The objective of ESP is to determine the price at which we would transact a sale if the product or service were sold on a stand-alone basis. We determine ESP by considering multiple factors, including, but not limited to, geographies, market conditions, competitive landscape, internal costs, gross margin objectives, and pricing practices. ESP is generally used for offerings that are not typically sold on a stand-alone basis or for new or highly customized offerings.

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

Service Level Standards

        Pursuant to certain contracts, we are subject to service level standards and to corresponding penalties for failure to meet those standards. All performance-related penalties are reflected as a corresponding reduction of our revenues. These penalties, if applicable, are recorded in the month incurred and were insignificant for the years ended December 31, 2013, 2012 and 2011.

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

Income Taxes

        Since we conduct operations on a global basis, our effective tax rate has and will depend upon the geographic distribution of our pre-tax earnings among locations with varying tax rates. We account for the effects of income taxes that result from our activities during the current and preceding years. Under this method, deferred income tax liabilities and assets are based on the difference between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse or be utilized. The realization of deferred tax assets is contingent upon the generation of future taxable income. A valuation allowance is recorded if it is "more likely than not" that a portion or all of a deferred tax asset will not be realized.

        We recognize a tax benefit from an uncertain tax position only if it is more likely than not to be sustained upon examination based on the technical merits of the position. The amount of the accrual for which an exposure exists is measured by determining the amount that has a greater than 50 percent likelihood of being realized upon the settlement of the position. Components of the reserve are classified as a long-term liability in the consolidated balance sheets. We record interest and penalties accrued in relation to uncertain tax benefits as a component of interest expense. We expect that the amount of unrecognized tax benefits will change during 2014; however, we do not expect the change to have a significant impact on our results of operations or financial position.

        While we believe we have identified all reasonably identifiable exposures and that the reserve we have established for identifiable exposures is appropriate under the circumstances, it is possible that additional exposures exist and that exposures may be settled at amounts different than the amounts reserved. It is also possible that changes in facts and circumstances could cause us to either materially increase or reduce the carrying amount of our tax reserves. In general, tax returns for the year 2010 and thereafter are subject to future examination by tax authorities.

        Our policy has been to leave our cumulative unremitted foreign earnings invested indefinitely outside the United States, and we intend to continue this policy. As such, taxes have not been provided on any of the remaining accumulated foreign unremitted earnings. If the cumulative unremitted foreign earnings exceed the amount we intend to reinvest in foreign countries in the future, we would provide for taxes on such excess amount.

Stock-Based Compensation

        As of December 31, 2013, we maintain three stock-based compensation plans. We utilize the Black-Scholes pricing model to determine the fair value of stock options on the dates of grant. Restricted stock awards are measured based on the fair market values of the underlying stock on the dates of grant, unless the awards are subject to market conditions, in which case we use a binomial-lattice model (e.g., Monte Carlo simulation model). The Monte Carlo simulation model utilizes multiple input variables to estimate the probability that market conditions will be achieved. We recognize stock-based compensation over the requisite service period with an offsetting credit to additional paid-in capital.

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

        We classify benefits of tax deductions in excess of the compensation cost recognized (excess tax benefits) as a financing cash inflow with a corresponding operating cash outflow. We included

$3.0 million, $6.9 million and $3.6 million of excess tax benefits as a financing cash inflow for the years ended December 31, 2013, 2012 and 2011, respectively.

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

        The weighted-average assumptions used in the Black-Scholes option pricing model are as follows:

	Year Ended December 31,
	2013	2012	2011
Expected stock price volatility	66%	68%	69%
Risk-free interest rate	0.87%	0.80%	1.12%
Expected life of options (in years)	4.5	4.8	4.7
Expected dividend yield	0%	0%	0%

        The weighted-average fair value (as of the date of grant) of the options granted was $15.79, $13.47 and $17.04 per share for the year ended December 31, 2013, 2012 and 2011, respectively. The total stock-based compensation cost related to non-vested equity awards not yet recognized as an expense as of December 31, 2013 was approximately $40.3 million.

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

Goodwill

        Goodwill represents the excess of the purchase price over the fair value of assets acquired, including other definite-lived intangible assets. Goodwill is not amortized, but reviewed annually for impairment or upon the occurrence of events or changes in circumstances that would more likely than not reduce the fair value of the reporting unit below its carrying amount. We performed our annual impairment test noting no impairment as of December 31, 2013, and we do not believe we are at risk for significant impairment.

        The change in the carrying amount of goodwill for the year ended December 31, 2013 is as follows:

Balance at December 31, 2012	$127,322
Acquired goodwill	12,381
Reclassifications, adjustments and other	(1,960)

Balance at December 31, 2013	137,743

        The reclassifications, adjustments and other of $2.0 million are primarily related to foreign currency translation adjustments and adjustments to deferred taxes as a result of changes to acquired tax attributes.

Results of Operations

  Year ended December 31, 2013, compared to the year ended December 31, 2012

        The following table presents an overview of our results of operations for the years ended December 31, 2013 and 2012.

	Year Ended December 31,
	2013		2012
					2013 vs 2012
		% of Revenue		% of Revenue
	$		$		$ Change	% Change
	(in thousands)
Net revenues	$349,047	100.0%	$273,692	100.0%	$75,355	27.5%

Cost of services*	146,238	41.9%	115,670	42.3%	30,568	26.4%
Research and development	64,845	18.6%	52,307	19.1%	12,538	24.0%
Selling, general and administrative	62,096	17.8%	46,680	17.1%	15,416	33.0%
Net change in contingent consideration obligation	(5,324)	(1.5)%	(6,235)	(2.3)%	911	(14.6)%
Restructuring charges	5,172	1.5%	—	0.0%	5,172	100.0%
Depreciation and amortization	41,126	11.8%	23,812	8.7%	17,314	72.7%

	314,153	90.0%	232,234	84.9%	81,919	35.3%

Income from operations	$34,894	10.0%	$41,458	15.1%	$(6,564)	(15.8)%

*
Cost of services excludes depreciation and amortization which is shown separately.

        Net Revenues.    Net revenues increased $75.4 million to $349.0 million in 2013, compared to 2012. This increase was primarily due to the expansion of our services provided to our customers. Transaction and subscription revenues as a percentage of sales were 70% or $243.0 million in 2013 compared to 67% or $183.6 million in 2012. The increase in transaction and subscription revenue is primarily due to new subscription arrangements with our existing customers. Professional service and license revenues as a percentage of sales were 30% or $106.0 million in 2013 compared to 33% or $90.1 million in 2012.

        Activation Services as a percentage of sales were 67% or $233.0 million in 2013 compared to 71% or $195.6 million in 2012. The combination of upgrade promotions being offered by operators, along with the positive impact of Family Share Plans drove increased transaction volumes. Synchronoss Personal Cloud™ Services as a percentage of sales were 33% or $116.0 million in 2013 compared to 29% or $78.1 million in 2012. Our cloud service revenue growth was driven by the scaling of our Synchronoss Personal Cloud™ platform deployments with major Tier 1 mobile operator customers.

  Expense

        Cost of Services.    Cost of services increased $30.6 million to $146.2 million in 2013, compared to 2012, due primarily to an increase of $15.3 million in telecommunication and facility costs related to the increased call volume and capacity associated with our data facilities. Personnel and related costs increased $9.1 million due primarily to our continued growth in existing and new programs with our current customers and recent acquisitions. Outside consulting increased $5.5 million due to our increased use of third party exception handling vendors. Cost of services as a percentage of revenues decreased to 41.9% for 2013, as compared to 42.3% for 2012.

        Research and Development.    Research and development expense increased approximately $12.5 million to $64.8 million in 2013, compared to 2012, due primarily to an increase of $10.0 million in our personnel and related costs as a result of our continued growth as we further expand the capabilities of our offerings, as well as investing in several early-stage customer deployments. Outside consulting increased $731 thousand and telecommunication and facility costs increased $1.6 million as a result of the expansion of our programs. Research and development expense as a percentage of revenues decreased to 18.6% for 2013, compared to 19.1% in 2012.

        Selling, General and Administrative.    Selling, general and administrative expenses increased $15.4 million to $62.1 million in 2013, compared to 2012 due primarily to an increase of $12.7 million in personnel and related costs as a result of our recent acquisitions and our expanded sales and marketing programs. Professional services related to accounting and legal costs increased $2.4 million as a result of our acquisition and patent activity and telecommunication and facility costs increased $2.2 million as a result of our acquisitions. Offsetting the increase was a decrease of $2.2 million in mergers and acquisition expense due to a decrease in the number of acquisitions in 2013 compared to 2012. Selling, general and administrative expense as a percentage of revenues increased to 17.8% for 2013, as compared to 17.1% for 2012.

        Net Change in Contingent Consideration Obligation.    The net change in contingent consideration obligation resulted from a $5.3 million reduction of the contingent consideration obligation for the year ended December 31, 2013 driven by the Spatial Systems Nominees PTY Limited ("Spatial") Earn-out reversal as a result of the timing of projected revenue financial milestones required to be achieved in order to receive the expected payout and the settlement of the SpeechCycle, Inc. ("SpeechCycle") Earn-out. The $6.2 million reduction of the contingent consideration obligation for the year ended December 31, 2012 was driven by changes in the fair value estimates related to the weighted probability of achieving revenue and product milestones for the Miyowa S.A. ("Miyowa"), SpeechCycle, Spatial, and Sapience Knowledge Systems, Inc. ("SKS") Earn-outs.

        Restructuring Charges.    Restructuring charges were $5.2 million, consisting of $4.6 million for employment termination costs and $555 thousand for minimum lease payments, in 2013, as a result of the January 2013 work-force reduction plan to reduce costs and align our resources with our key strategic priorities. This restructuring was done shortly after our acquisition of Newbay Software Limited.

        Depreciation and Amortization.    Depreciation and amortization expense increased $17.3 million to $41.1 million in 2013, compared to 2012, primarily related to an increase in depreciable fixed assets necessary for the continued expansion of our platforms and the amortization of our newly acquired intangible assets of Spatial, Newbay Software Limited ("Newbay"), and Strumsoft Inc. ("Strumsoft"). Depreciation and amortization expense as a percentage of revenues increased to 11.8% for 2013, as compared to 8.7% for 2012.

        Income from Operations.    Income from operations decreased $6.6 million to $34.9 million in 2013, compared to 2012. This was due primarily to increases in depreciable fixed assets, increased intangible amortization, restructuring charges related to our work-force reduction and facilities consolidation to align our resources with our key strategic priorities and the additional costs associated with our acquired operations offset by increased revenues. Income from operations as a percentage of revenues decreased to 10.0% for 2013, as compared to 15.1% for 2012.

        Interest Income.    Interest income decreased $758 thousand to $557 thousand in 2013, compared to 2012. Interest income decreased primarily due to a reduction of our investment balances as a result of our recent acquisitions.

        Interest Expense.    Interest expense increased $91 thousand to $1.1 million in 2013, compared to 2012.

        Other Income.    Other income decreased $672 thousand to $217 thousand in 2013, compared to 2012. Other income decreased primarily due to a reduction in refundable research and development tax credits realized in France and changes in foreign currency exchange rate fluctuations.

        Income Tax.    During 2013 and 2012, we recognized approximately $11.2 million and $15.6 million in income tax expense, respectively. Our effective tax rate was approximately 32.5% and 36.5% during 2013 and 2012, respectively. In 2013, our effective tax rate was lower than our US federal statutory rate primarily due to the favorable impact of income in foreign jurisdictions which have lower tax rates than the U.S. and the favorable tax impact of the fair market value adjustment for the contingent consideration obligations related to the Earn-out payments. In addition, compared to 2012, our effective tax rate was favorably impacted by the late extension of the tax credit for research and experimentation expenses that was not in existence as of December 31, 2012 but was retroactively reinstated by Congress in January of 2013 and therefore recognized during 2013. These favorable items were offset by the unfavorable impact of state taxes and the tax effect of non-deductible expenses.

        We expect to be exposed to fluctuations in our effective rate during the Earn-out period for our contingent consideration liabilities. Due to the nature of these transactions we may experience significant adjustments to fair value of the contingent consideration obligation depending on the outcome of the target achievements.

        A reconciliation of the beginning and ending amounts of unrecognized tax benefits for the twelve months ended December 31, 2013 is as follows:

Unrecognized tax benefit at December 31, 2012	$529
Additions for tax positions of prior periods	12
Additions for tax positions of current periods	268
Reductions related to the expiration of statutes of limitations	(75)

Unrecognized tax benefit at December 31, 2013	$734

  Year ended December 31, 2012, compared to the year ended December 31, 2011

        The following table presents an overview of our results of operations for the years ended December 31, 2012 and 2011.

	Year Ended December 31,
	2012		2011
					2012 vs 2011
		% of Revenue		% of Revenue
	$		$		$ Change	% Change
	(in thousands)
Net revenues	$273,692	100.0%	$229,084	100.0%	$44,608	19.5%

Cost of services*	115,670	42.3%	106,595	46.5%	9,075	8.5%
Research and development	52,307	19.1%	41,541	18.1%	10,766	25.9%
Selling, general and administrative	46,680	17.1%	44,886	19.6%	1,794	4.0%
Net change in contingent consideration obligation	(6,235)	(2.3)%	2,954	1.3%	(9,189)	(311.1)%
Depreciation and amortization	23,812	8.7%	14,739	6.4%	9,073	61.6%

	232,234	84.9%	210,715	92.0%	21,519	10.2%

Income from operations	$41,458	15.1%	$18,369	8.0%	$23,089	125.7%

*
Cost of services excludes depreciation and amortization which is shown separately.

        Net Revenues.    Net revenues increased by $44.6 million to $273.7 million in 2012, compared to 2011. This increase was primarily due to the expansion of professional services provided to our top five customers. Transaction and subscription revenues recognized for the years ended December 31, 2012 and 2011 represented 67% or $183.6 million and 77% or $176.4 million of net revenues, respectively. Professional service and license revenues as a percentage of sales were 33% or $90.1 million in 2012, compared to 23% or $52.7 million in 2011. The increase in professional services and license revenue is primarily due to the expansion of services due to new projects with existing customers.

        Activation Services as a percentage of sales were 71% or $195.6 million in 2012 compared to 81% or $185.8 million in 2011. Activation revenue growth was largely attributed to the positive impact of new device upgrade programs and family share plans, the launch of the iPhone and solid activity in our broadband business. Synchronoss Personal Cloud™ Services as a percentage of sales were 29% or $78.1 million in 2012 compared to 19% or $43.3 million in 2011. Our cloud service revenue growth was driven by the scaling of our Synchronoss Personal Cloud™ platform deployments with major Tier 1 Mobile Operator customers.

  Expense

        Cost of Services.    Cost of services increased $9.1 million to $115.7 million in 2012, compared to 2011, due primarily to an increase of $7.5 million in telecommunication and facility costs related to the increased call volume and capacity associated with our data facilities. Personnel and related costs increased $3.7 million due primarily to an increase in headcount as a result of our continued growth in existing and new programs with our current customers. Offsetting the increase was a $2.5 million decrease in outside consulting expense due to our increased productivity and cost saving from changes in our third party exception handling vendors. Cost of services as a percentage of revenues decreased to 42.3% for 2012, as compared to 46.5% for 2011 as a result of increases in professional services and highly automated transaction revenues which have higher margins.

        Research and Development.    Research and development expense increased approximately $10.8 million to $52.3 million in 2012, compared to 2011, due primarily to an increase of $11.5 million in personnel and related costs as a result of an increase in headcount through acquisitions and our continued growth as we further expand the capabilities of our offerings, as well as investing in several early-stage customer deployments. Telecommunication and facilities costs increased $1.5 million as a result of the increase in headcount and the utilization of our expanded resources. Offsetting the increase was a decrease of $3.0 million in outside consulting expense due to our increased headcount resulting in less reliance on third party consultants. As a result of increased revenues, research and development expense as a percentage of revenues increased to 19.1% for 2012, compared to 18.1% in 2011.

        Selling, General and Administrative.    Selling, general and administrative expenses increased $1.8 million to $46.7 million in 2012, compared to 2011. Telecommunication and facility costs increased $1.7 million in telecommunications and facility costs due to our new larger corporate headquarters and increased locations as a result of our acquisitions and professional services related to accounting and legal increased $1.4 million as a result of our acquisition and patent activity. Offsetting the increase was a decrease of $1.6 million of stock compensation expense as a result of targets achieved in certain compensation plans and the decreased price of our common stock. As a result of increased revenues, selling, general and administrative expense as a percentage of revenues decreased to 17.1% for 2012, as compared to 19.6% for 2011.

        Net Change in Contingent Consideration Obligation.    The net change in contingent consideration obligation resulted from a $6.2 million reduction of the contingent consideration obligation for the year ended December 31, 2012 driven by changes in the fair value estimates related to the weighted probability of achieving revenue and product milestones for the Miyowa, SpeechCycle, Spatial and SKS Earn-outs. The $3.0 million of additional expense for the fair value change in the contingent consideration liability for the year ended December 31, 2011 was due to the change in the estimate of the fair value of the contingent consideration obligation related to the FusionOne, Inc. ("FusionOne") and SKS Earn-outs, primarily due to changes to the forecasted operational efficiencies and the weighted probability of achieving financial milestones.

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

        Other Income.    Other income increased $792 thousand to $889 thousand in 2012, compared to 2011. Other income increased primarily due to research and development tax credits in foreign jurisdictions and fluctuations in foreign currency exchange rates.

        Income Tax.    During 2012 and 2011, we recognized approximately $15.6 million and $3.2 million in income tax expense, respectively. Our effective tax rate was approximately 36.5% and 17.6% during 2012 and 2011, respectively. In 2012, our effective tax rate was higher than our US federal statutory rate primarily due to state taxes and the tax effect of non-deductible expenses, offset by the favorable impact of income in foreign jurisdictions which have lower tax rates than the U.S. and the favorable tax impact of the fair market value adjustment for the contingent consideration obligations related to the Earn-out payments. In addition, compared to 2011, our effective tax rate was unfavorably impacted by the late extension of the tax credit for research and experimentation expenses. The tax benefit for this credit was recorded in first quarter 2013.

        We expect to be exposed to fluctuations in our effective rate during the Earn-out period for our contingent consideration liabilities. Due to the nature of these transactions we may experience significant adjustments to fair value of the contingent consideration obligation depending on the outcome of the target achievements.

        A reconciliation of the beginning and ending amounts of unrecognized tax benefits for the twelve months ended December 31, 2012 is as follows:

Unrecognized tax benefit at December 31, 2011	$533
Additions for tax positions of prior periods	154
Additions for tax positions of current periods	25
Reductions related to the expiration of statutes of limitations	(183)

Unrecognized tax benefit at December 31, 2012	$529

Unaudited Quarterly Results of Operations

	Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
2013
Net revenues	$78,276	$83,848	$89,716	$97,207
Gross profit(2)	46,145	48,321	51,583	56,760
Net income(3)(4)	476	3,412	3,590	15,873
Basic net income per common share(1)	0.01	0.09	0.09	0.40
Diluted net income per common share(1)	0.01	0.09	0.09	0.39

	Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
2012
Net revenues	$64,560	$66,990	$68,961	$73,181
Gross profit(2)	35,939	40,359	39,825	41,899
Net income(3)	5,483	11,949	6,202	3,449
Basic net income per common share(1)	0.14	0.31	0.16	0.09
Diluted net income per common share(1)	0.14	0.31	0.16	0.09

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

(3)
Net income for the quarters ended March 31, 2012, June 30, 2012, September 30, 2012, December 31, 2012, March 31, 2013, June 30, 2013, September 30, 2013, and December 31, 2013, included a change in contingent consideration obligation of ($780) thousand, ($4.6) million, ($327) thousand, and ($500) thousand, $433 thousand, $1.7 million, $500 thousand, and ($8.0) million, respectively.

(4)
Net income for the quarter ended March 31, 2013, included restructuring charges of $5.2 million.

Liquidity and Capital Resources

        Our principal source of liquidity has been cash provided by operations. Our cash, cash equivalents and marketable securities balance was $77.6 million at December 31, 2013, an increase of $20.7 million as compared to the end of 2012. This increase was primarily due to cash generated from operations and the exercise of stock options offset by purchases of fixed assets and the acquisition of Strumsoft. We anticipate that our principal uses of cash in the future will be to fund the expansion of our business through both organic growth as well as possible acquisition activities and the expansion of our customer base internationally. Uses of cash will also include facility and technology expansion, capital expenditures, and working capital.

        In September 2013, we entered into a Credit Agreement (the "Credit Facility") with JP Morgan Chase Bank, N.A., as administrative agent, Wells Fargo Bank, National Association, as syndication agent and Capital One, National Association and KeyBank National Association, as co-documentation agents. The Credit Facility, which will be used for general corporate purposes, is a $100 million unsecured revolving line of credit that matures on September 27, 2018. We have the right to request an increase in the aggregate principal amount of the Credit Facility to $150 million. As of December 31, 2013, we had not drawn down any funds under the Credit Facility.

        The Credit Facility is subject to certain financial covenants. As of December 31, 2013, we were in compliance with all required covenants and there were no outstanding balances on the Credit Facility.

        At December 31, 2013, our non-U.S. subsidiaries held approximately $15.7 million of cash and cash equivalents that are available for use by all of our operations around the world. However, if these funds were repatriated to the U.S. or used for U.S. operations, certain amounts could be subject to U.S. tax for the incremental amount in excess of the foreign tax paid.

Discussion of Cash Flows

  Year ended December 31, 2013, compared to the year ended December 31, 2012

        Cash Flows from Operations.    Net cash provided by operating activities for the year ended December 31, 2013 was $81.1 million, as compared to $55.9 million for the year ended December 31, 2012. The increase in net cash provided by operating activities for the year ended December 31, 2013, of $25.2 million as compared to 2012 is primarily due to an increase in the changes in non-cash items and working capital accounts offset by a decline in net income.

        Cash Flows from Investing.    Net cash used in investing activities for the year ended December 31, 2013 was $73.7 million, as compared to $77.2 million for the year ended December 31, 2012. The decrease in net cash used in investing activities for the year ended December 31, 2013, of $3.5 million as compared to 2012 is primarily due to fewer acquisitions in 2013 compared to 2012 offset by increased purchases of property and equipment related to our continued investments in our global information technology and business systems infrastructure and fewer maturities of marketable securities as a result of lower marketable securities balances.

        Cash Flows from Financing.    Net cash provided by financing activities for the year ended December 31, 2013 was $20.1 million, as compared to $12.4 million cash used in financing activities for the year ended December 31, 2013. The increase in net cash provided by financing activities for the year ended December 31, 2013, of $32.5 million as compared to 2012 is primarily an increase in proceeds from the exercise of stock options and no repurchases of our common stock in 2013 offset by less excess tax benefits from the exercise of stock options.

        We believe that our existing cash and cash equivalents, cash generated from our operations and our available credit facilities will be sufficient to fund our operations for the next twelve months based on our current business plan.

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

        Cash Flows from Investing.    Net cash used in investing activities for the year ended December 31, 2012 was $77.2 million, as compared to $145.1 million for the year ended December 31, 2011. The decrease in net cash used in investing activities for the year ended December 31, 2012, of $67.9 million as compared to 2011 is primarily due to an increase in sales and maturities of marketable securities offset by cash used for current acquisitions and purchases of property and equipment related to our continued investments in our global information technology and business systems infrastructure.

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

Effect of Inflation

        Although inflation generally affects us by increasing our cost of labor and equipment, we do not believe that inflation has had any material effect on our results of operations during 2013, 2012 and 2011.

Contractual Obligations

        Our contractual commitments consist of obligations under leases for office space, automobiles, computer equipment and furniture and fixtures. The following table summarizes our long-term contractual obligations as of December 31, 2013 (in thousands).

	Payments Due by Period
	Total	Less Than 1 Year	1 - 3 Years	4 - 5 Years	More Than 5 Years
Long-term lease obligations(1)	$7,127	$1,406	$2,444	$2,365	$912
Contingent consideration obligation(2)	4,490	22	4,468	—	—
Operating lease obligations	44,395	6,536	12,350	9,280	16,229
Capital lease obligations	320	275	45	—	—
Purchase obligations(3)	20,368	12,466	7,902	—	—
Other long-term liabilities(4)	734	—	734	—	—

Total	$77,434	$20,705	$27,943	$11,645	$17,141

(1)
Amount represents obligation associated with the Pennsylvania facility lease.

(2)
Amount represents the fair value of the contingent consideration obligations of our Strumsoft acquisition and is based on actual and estimated achievements of financial targets and milestones as of December 31, 2013. When settled at the end of the applicable Earn-out period the amount is subject to change due to the actual achievements of financial targets and our stock price.

(3)
Amount represents obligations associated with co-location agreements.

(4)
Amount represents unrecognized tax positions recorded in our balance sheet. Although the timing of the settlement is uncertain, we believe this amount will be settled within 3 years.

Impact of Recently Issued Accounting Standards

        In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2013-02 which requires additional disclosures regarding the reporting of reclassifications out of accumulated other comprehensive income. ASU 2013-02 requires an entity to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. This guidance is effective for reporting periods beginning after December 15, 2012. We adopted this guidance effective January 1, 2013. Our adoption of this standard did not have a significant impact on our consolidated financial statements.

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

Off-Balance Sheet Arrangements

        We had no off-balance sheet arrangements during the years ended December 31, 2013 and December 31, 2012 that have or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

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

        The primary objective of our investment activities is to preserve our capital for the purpose of funding operations, while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and short- and long-term investments in a variety of securities, which could include commercial paper, money market funds and corporate and government debt securities. Our cash, cash equivalents and marketable securities at December 31, 2013 and 2012 were invested in liquid money market accounts, certificates of deposit and government securities. All market-risk sensitive instruments were entered into for non-trading purposes.

Foreign Currency Exchange Risk

        We conduct business outside the U.S. in several currencies including the British Pound Sterling, Euro, Australian Dollar, and Indian Rupee. Prior to the third quarter of 2013, several of our subsidiaries that operate outside the U.S. used the U.S. dollar as the functional currency. Effective July 1, 2013, we changed the functional currencies of those subsidiaries that operate outside the U.S. to their local currency. The functional currency is translated into U.S. dollars for balance sheet accounts using the month end rates in effect as of the balance sheet date and average exchange rate for revenue and expense accounts for each respective period. The translation adjustments are deferred as a separate component of stockholders' equity, within accumulated other comprehensive income. Gains or losses resulting from transactions denominated in foreign currencies are included in other income or expense, within the consolidated statements of income. The effects of the change in functional currency were not material to our consolidated financial statements for all years presented.

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

Interest Rate Risk

        We are exposed to the risk of interest rate fluctuations on the interest income earned on our cash and cash equivalents. A hypothetical 100 basis point movement in interest rates applicable to our cash and cash equivalents outstanding at December 31, 2013 would increase interest income by less than $800 on an annual basis. We are subject to foreign currency exchange risk with respect to cash balances maintained in foreign currencies.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Synchronoss Technologies, Inc.

        We have audited the accompanying consolidated balance sheets of Synchronoss Technologies, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Synchronoss Technologies, Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Synchronoss Technologies, Inc.'s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 26, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
MetroPark, New Jersey
February 26, 2014

SYNCHRONOSS TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$63,512	$36,028
Marketable securities	9,105	20,188
Accounts receivable, net of allowance for doubtful accounts of $237 and $258 at December 31, 2013 and 2012, respectively	64,933	74,980
Prepaid expenses and other assets	19,451	24,012
Deferred tax assets	4,626	4,114

Total current assets	161,627	159,322
Marketable securities	4,988	653
Property and equipment, net	106,106	58,162
Goodwill	137,743	127,322
Intangible assets, net	101,963	110,760
Deferred tax assets	4,210	6,961
Other assets	10,382	3,482

Total assets	$527,019	$466,662

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$9,528	$8,980
Accrued expenses	37,919	41,658
Deferred revenues	15,372	20,954
Contingent consideration obligation	22	3,279

Total current liabilities	62,841	74,871
Lease financing obligation—long-term	9,252	9,540
Contingent consideration obligation—long-term	4,468	5,100
Other liabilities	2,819	2,494
Stockholders' equity:
Preferred stock, $0.0001 par value; 10,000 shares authorized, 0 shares issued and outstanding at December 31, 2013 and 2012	—	—
Common stock, $0.0001 par value; 100,000 shares authorized, 44,456 and 42,533 shares issued; 40,663 and 38,674 outstanding at December 31, 2013 and 2012, respectively	4	4
Treasury stock, at cost (3,793 and 3,859 shares at December 31, 2013 and 2012, respectively)	(67,104)	(67,918)
Additional paid-in capital	393,644	344,469
Accumulated other comprehensive loss	(723)	(365)
Retained earnings	121,818	98,467

Total stockholders' equity	447,639	374,657

Total liabilities and stockholders' equity	$527,019	$466,662

See accompanying notes to consolidated financial statements.

SYNCHRONOSS TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Year Ended December 31,
	2013	2012	2011
Net revenues	$349,047	$273,692	$229,084
Costs and expenses:
Cost of services*	146,238	115,670	106,595
Research and development	64,845	52,307	41,541
Selling, general and administrative	62,096	46,680	44,886
Net change in contingent consideration obligation	(5,324)	(6,235)	2,954
Restructuring charges	5,172	—	—
Depreciation and amortization	41,126	23,812	14,739

Total costs and expenses	314,153	232,234	210,715

Income from operations	34,894	41,458	18,369
Interest income	557	1,315	821
Interest expense	(1,089)	(998)	(928)
Other income	217	889	97

Income before income tax expense	34,579	42,664	18,359
Income tax expense	(11,228)	(15,581)	(3,233)

Net income	$23,351	$27,083	$15,126

Net income per common share:
Basic†	$0.60	$0.71	$0.44

Diluted†	$0.58	$0.69	$0.43

Weighted-average common shares outstanding:
Basic†	38,891	38,195	37,372

Diluted†	40,009	39,126	38,619

*
Cost of services excludes depreciation and amortization which is shown separately.

†
See notes to financial statement footnote 2.

See accompanying notes to consolidated financial statements

SYNCHRONOSS TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31,
	2013	2012	2011
Net Income	$23,351	$27,083	$15,126
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(3,779)	211	(310)
Unrealized gain (loss) on securities, (net of tax)	2	123	(207)
Net gain (loss) on intra-entity foreign currency transactions	3,419	—	—

Total other comprehensive income (loss)	(358)	334	(517)

Total Comprehensive Income	$22,993	$27,417	$14,609

See accompanying notes to consolidated financial statements.

SYNCHRONOSS TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)

	Common Stock		Treasury Stock			Accumulated Other Comprehensive Income (Loss)
					Additional Paid-In Capital		Retained Earnings	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2010	38,863	4	(2,000)	(23,713)	255,656	(182)	56,258	$288,023
Stock based compensation	—	—	—	—	10,637	—	—	10,637
Issuance of restricted stock	510	—	—	—	10,090	—	—	10,090
Issuance of common stock on exercise of options	1,444	—	—	—	17,707	—	—	17,707
Earn-Out shares issuable	(84)	—	—	—	(664)	—	—	(664)
Issuance of Earn-Out shares	330	—	—	—	10,585	—	—	10,585
Repurchase of treasury stock	—	—	(669)	(19,999)	—	—	—	(19,999)
Comprehensive income:
Net income	—	—	—	—	—	—	15,126	15,126
Foreign currency translation	—	—	—	—	—	(310)	—	(310)
Unrealized loss on investments in marketable securities, net of tax benefits of $93	—	—	—	—	—	(207)	—	(207)

Total comprehensive income	—	—	—	—	—	—	—	14,609
Tax benefit from stock option exercise	—	—	—	—	3,575	—	—	3,575

Balance at December 31, 2011	41,063	$4	(2,669)	$(43,712)	$307,586	$(699)	$71,384	$334,563

Stock based compensation	—	—	—	—	10,186	—	—	10,186
Issuance of restricted stock	760	—	—	—	9,782	—	—	9,782
Issuance of common stock on exercise of options	634	—	—	—	7,949	—	—	7,949
Issuance of common stock related to acquisition	76	—	—	—	1,386	—	—	1,386
ESPP compensation	—	—	—	—	457	—	—	457
Repurchase of treasury stock	—	—	(1,223)	(24,615)	—	—	—	(24,615)
Sale of Treasury Stock in connection with an employee stock purchase plan	—	—	33	409	203	—	—	612
Comprehensive income:
Net income	—	—	—	—	—	—	27,083	27,083
Foreign currency translation	—	—	—	—	—	211	—	211
Unrealized loss on investments in marketable securities, net of tax benefits of $82	—	—	—	—	—	123	—	123

Total comprehensive income	—	—	—	—	—	—	—	27,417
Tax benefit from stock option exercise	—	—	—	—	6,920	—	—	6,920

Balance at December 31, 2012	42,533	$4	(3,859)	$(67,918)	$344,469	$(365)	$98,467	$374,657

Stock based compensation	—	—	—	—	10,035	—	—	10,035
Issuance of restricted stock	734	—	—	—	14,539	—	—	14,539
Issuance of common stock on exercise of options	1,156	—	—	—	19,196	—	—	19,196
Issuance of common stock related to acquisition	33	—	—	—	1,144	—	—	1,144
ESPP compensation	—	—	—	—	640	—	—	640
Sale of Treasury Stock in connection with an employee stock purchase plan	—	—	66	814	660	—	—	1,474
Comprehensive income:
Net income	—	—	—	—	—	—	23,351	23,351
Foreign currency translation	—	—	—	—	—	(3,779)	—	(3,779)
Unrealized loss on investments in marketable securities, net of tax benefits of $2	—	—	—	—	—	2	—	2
Net gain (loss) on intra-entity foreign currency transactions	—	—	—	—	—	3,419	—	3,419

Total comprehensive income	—	—	—	—	—	—	—	22,993
Tax benefit from stock option exercise	—	—	—	—	2,961	—	—	2,961

Balance at December 31, 2013	44,456	$4	(3,793)	$(67,104)	$393,644	$(723)	$121,818	$447,639

See accompanying notes to consolidated financial statements.

SYNCHRONOSS TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2013	2012	2011
Operating activities:
Net income	$23,351	$27,083	$15,126
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	41,126	23,812	14,739
Loss on disposal of asset	—	230	—
Amortization of bond premium	294	1,216	622
Proceeds from insurance claim	—	—	(199)
Deferred income taxes	1,575	1,475	(642)
Non-cash interest on leased facility	921	921	918
Stock-based compensation	25,214	20,425	22,051
Changes in operating assets and liabilities:
Accounts receivable, net of allowance for doubtful accounts	10,167	(11,611)	(19,409)
Prepaid expenses and other current assets	8,022	8,129	597
Other assets	(7,376)	(496)	(349)
Accounts payable	348	(1,915)	344
Accrued expenses	(7,155)	1,284	7,351
Contingent consideration obligation	(6,214)	(8,211)	2,188
Excess tax benefit from the exercise of stock options	(2,961)	(6,920)	(3,575)
Other liabilities	(320)	(497)	(183)
Deferred revenues	(5,900)	949	3,006

Net cash provided by operating activities	81,092	55,874	42,585
Investing activities:
Purchases of fixed assets	(73,434)	(33,234)	(14,732)
Proceeds from insurance claim	—	—	199
Purchases of marketable securities available-for-sale	(8,366)	(13,146)	(82,098)
Sales and maturities of marketable securities available-for-sale	14,825	74,334	7,259
Business acquired, net of cash	(6,677)	(105,177)	(55,752)

Net cash used in investing activities	(73,652)	(77,223)	(145,124)
Financing activities:
Proceeds from the exercise of stock options	19,196	7,949	17,707
Payments on contingent consideration obligation	(1,926)	(2,268)	(8,533)
Excess tax benefit from the exercise of stock option	2,961	6,920	3,576
Repurchase of common stock	—	(24,615)	(19,999)
Proceeds from the sale of Treasury Stock in connection with an employee stock purchase plan	1,474	612	—
Repayments of capital obligations	(1,597)	(1,015)	(945)

Net cash (used in) provided by financing activities	20,108	(12,417)	(8,194)
Effect of exchange rate changes on cash	(64)	364	(204)

Net (decrease) increase in cash and cash equivalents	27,484	(33,402)	(110,937)
Cash and cash equivalents at beginning of year	36,028	69,430	180,367

Cash and cash equivalents at end of year	$63,512	$36,028	$69,430

Supplemental disclosures of cash flow information:
Cash paid for interest	$168	$77	$—

Cash paid for income taxes	1,773	3,396	3,600

Supplemental disclosures of non-cash investing and financing activities:
Issuance of common stock in connection with the acquisition	$1,144	$1,386	$—

Issuance of common stock in connection with settlement of contingent consideration	—	—	8,597

See accompanying notes to consolidated financial statements.

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data)

1. Description of Business

        Synchronoss Technologies, Inc. (the "Company" or "Synchronoss") is a mobile innovation company that provides cloud solutions and software-based activation for connected devices globally. Such services include intelligent connectivity management and content synchronization, backup and sharing, as well as device and service procurement, provisioning, activation and support, that enable communications service providers (CSPs), cable operators/multi-services operators (MSOs), original equipment manufacturers (OEMs) with embedded connectivity (e.g. smartphones, laptops, tablets and mobile Internet devices, such as automobiles, wearables for personal health and wellness, and connected homes), multi-channel retailers and other customers to accelerate and monetize their go-to-market strategies for connected devices. This includes automating subscriber activation, order management, upgrades, service provisioning and connectivity and content management from any sales channel to any communication service (wireless or wireline), across any connected device type and managing the content transfer, synchronization and share. The Company's global solutions touch all aspects of connected devices on the mobile Internet.

        The Company's Synchronoss Personal Cloud™ solution targets individual consumers while the Synchronoss WorkSpace™ solution focuses on providing a secure, integrated file sharing and collaboration solution for small and medium businesses. In addition, the Company's Integrated Life™ platform is specifically designed to power the activation of the devices and technologies that seamlessly connect today's consumer and leverage the Company's cloud assets to manage these devices and contents associated with them. The Integrated Life™ platform enables Synchronoss to drive a natural extension of their mobile activations and cloud services with leading wireless networks around the world to link other non-traditional devices—(i.e., automobiles, wearables for personal health and wellness, and connected homes).

        The Company's Activation Services, Synchronoss Personal Cloud™, Synchronoss WorkSpace™, and Synchronoss Integrated Life™ platforms provide end-to-end seamless integration between customer-facing channels/applications, communication services, or devices and "back-office" infrastructure-related systems and processes. The Company's customers rely on Synchronoss' solutions and technology to automate the process of activation and content and settings management for their customers' devices while delivering additional communication services. The Synchronoss Integrated Life™ platform brings together the capabilities of device/service activation with content and settings management to provide a seamless experience of activating and managing non-traditional devices. The Company's platforms also support automated customer care processes through use of accurate and effective speech processing technology and enable the Company's customers to offer their subscribers the ability to store in and retrieve from the Cloud their personal and work content and data which resides on their connected mobile devices, such as personal computers, smartphones and tablets. The Company's platforms are designed to be carrier-grade, high availability, flexible and scalable to enable multiple converged communication services to be managed across multiple distribution channels, including e-commerce, m-commerce, telesales, customer stores, indirect and other retail outlets, etc., allowing Synchronoss to meet the rapidly changing and converging services and connected devices offered by the Company's customers. The Company enables its customers to acquire, retain and service subscribers quickly, reliably and cost-effectively by enabling backup, restore, synchronization and sharing of subscriber content. Through the use of the Company's platforms, customers can simplify the processes associated with managing the customer experience for procuring, activating, connecting, backing-up, synchronizing and social media and enterprise-wide sharing/collaboration connected devices and contents from these

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

1. Description of Business (Continued)

devices and associated services. The extensibility, scalability, reliability and relevance of the Company's platforms enable new revenue streams and retention opportunities for customers through new subscriber acquisitions, sale of new devices, accessories and new value-added service offerings in the Cloud, while optimizing their cost of operations and enhancing customer experience.

        The Company currently operates in and markets its solutions and services directly through its sales organizations in North America, Europe and Asia-Pacific.

        The Company's industry-leading customers include Tier 1 mobile service providers such as AT&T Inc., Verizon Wireless, Vodafone, Orange, Sprint, Telstra and U.S. Cellular, Tier 1 cable operators/MSOs and wireline operators like AT&T Inc., Comcast, Cablevision, Charter, CenturyLink, Mediacom and Level 3 Communications and large OEMs such as Apple and Ericsson. These customers utilize the Company's platforms, technology and services to service both consumer and business customers.

2. Summary of Significant Accounting Policies

  Basis of Presentation and Consolidation

        The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany transactions and accounts are eliminated in consolidation.

        Certain amounts from the prior year balance sheet have been recasted. In connection with the Spatial Systems Nominees PTY LTD ("Spatial") acquisition, the consolidated balance sheet at December 31, 2012 has been recast to include retrospective purchase accounting adjustments. These adjustments pertain to measurement period adjustments during the period ended November 30, 2013, based on the reclassification and valuation of assets acquired and liabilities assumed in the Spatial acquisition. The effect on the consolidated balance sheet at December 31, 2012, as a result of the recast, is a decrease in accounts receivable of $2.6 million, an increase in prepaid expenses and other assets of $5.0 million, an increase in goodwill of $11.8 million, an increase in accrued expenses of $4.6 million, and an increase in deferred revenues of $9.6 million.

  Use of Estimates

        The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

  Revenue Recognition and Deferred Revenue

        The Company provides services principally on a transactional or subscription basis or, at times, on a fixed fee basis and recognizes the revenues as the services are performed or delivered as described below:

        Transactional and Subscription Service Arrangements:    Transaction and subscription revenues represented approximately 70%, 67%, and 77% of revenues for the years ended December 31, 2013,

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

2. Summary of Significant Accounting Policies (Continued)

2012 and 2011, respectively. Transaction and subscription revenues consist of revenues derived from the processing of transactions through the Company's service platforms, providing enterprise portal management services on a subscription basis and maintenance agreements on software licenses. Transaction service arrangements include services such as processing equipment orders, new account set-up and activation, number port requests, credit checks and inventory management. Subscription services include hosting and storage and the related maintenance support for those services.

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

        Professional Service and Software License Arrangements:    Professional service and software license revenues represented approximately 30%, 33% and 23% of revenues for the years ended December 31, 2013, 2012 and 2011, respectively. Professional services include process and workflow consulting services and development services. Professional services, when sold with non-software transactional or subscription service arrangements, are accounted for separately when the professional services have value to the customer on a standalone basis. Professional services, when sold with software transactional or subscription service arrangements are accounted for separately when the professional services have value to the customer on a standalone basis and there is objective and reliable evidence of fair value of the professional services. When accounted for separately, professional service revenues are recognized on a monthly basis, as services are performed and all other elements of revenue recognition have been satisfied.

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

        Revenue from software license arrangements is recognized when the license is delivered to its customers and all of the software revenue recognition criteria are met. When software arrangements include multiple elements, the arrangement consideration is allocated at the inception to all deliverables using the residual method providing the Company has vendor specific objective evidence (VSOE) on all undelivered elements. The Company determines VSOE for each element based on historical stand-alone sales to third parties. When sold with non-software transaction or subscription service arrangements, the arrangement consideration is allocated at the inception of an arrangement to all deliverables using the relative selling price method. The relative selling price method allocates any discount in the arrangement proportionally to each deliverable on the basis of each deliverable's selling price. The selling price used for each deliverable will be based on VSOE if available, third-party evidence (TPE) if vendor-specific objective evidence is not available, or estimated selling price (ESP) if neither vendor-specific objective evidence nor third-party evidence is available. The objective of ESP is to determine the price at which the Company would transact a sale if the product or service were sold on a stand-alone basis. The Company determines ESP by considering multiple factors, including, but not limited to, geographies, market conditions, competitive landscape, internal costs, gross margin objectives, and pricing practices. ESP is generally used for offerings that are not typically sold on a stand-alone basis or for new or highly customized offerings.

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

  Service Level Standards

        Pursuant to certain contracts, the Company is subject to service level standards and to corresponding penalties for failure to meet those standards. All performance-related penalties are reflected as a corresponding reduction of the Company's revenues. These penalties, if applicable, are recorded in the month incurred and were insignificant for the years ended December 31, 2013, 2012 and 2011, respectively.

  Concentration of Credit Risk

        The Company's financial instruments that are exposed to concentration of credit risk consist primarily of cash and cash equivalents, marketable securities and accounts receivable. The Company maintains its cash and cash equivalents at several major financial institutions. The Company has not experienced any realized losses in such accounts and believes it is not exposed to any significant credit

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

2. Summary of Significant Accounting Policies (Continued)

risk related to cash, cash equivalents and securities. The Company's cash equivalents and short-term marketable securities consist primarily of money market funds, certificates of deposit, and municipal and corporate bonds. The Company believes that concentration of credit risk with respect to accounts receivable is limited because of the creditworthiness of the Company's major customers.

        The Company's top five customers accounted for 77%, 76% and 86% of net revenues for 2013, 2012 and 2011, respectively. The Company's top five customers accounted for 76% and 67% of accounts receivable at December 31, 2013 and 2012, respectively. Of these customers, AT&T and Verizon Wireless each accounted for more than 10% of the Company's revenues in 2013. The loss of either AT&T or Verizon as a customer would have a material negative impact on the Company. The Company believes that if either AT&T or Verizon terminated their relationships with Synchronoss, AT&T and Verizon would encounter substantial costs in replacing Synchronoss' transaction management solutions.

  Fair Value of Financial Instruments and Liabilities

        The Company includes disclosures of fair value information about financial instruments and liabilities, whether or not recognized on the balance sheet, for which it is practicable to estimate that value. Due to their short-term nature, the carrying amounts reported in the financial statements approximate the fair value for cash and cash equivalents, marketable securities, accounts receivable and accounts payable.

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

  Goodwill and Other Intangible Assets

        Goodwill represents the excess of the purchase price over the fair value of assets acquired, including other definite-lived intangible assets. Goodwill is not amortized, but reviewed annually for impairment or upon the occurrence of events or changes in circumstances that would more likely than

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

2. Summary of Significant Accounting Policies (Continued)

not reduce the fair value of the reporting unit below its carrying amount. There were no impairment charges recognized during the years ended December 31, 2013, 2012 and 2011.

        Intangible assets that do not have indefinite lives (primarily technology and customer relationships) are amortized over their useful lives. All of intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company reevaluates the useful life determinations for these intangible assets each year to determine whether events and circumstances warrant a revision in their remaining useful lives.

  Impairment of Long-Lived Assets

        A review of long-lived assets for impairment is performed when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. If an indication of impairment is present, the Company compares the estimated undiscounted future cash flows to be generated by the asset to the asset's carrying amount. If the undiscounted future cash flows are less than the carrying amount of the asset, the Company records an impairment loss equal to the amount by which the asset's carrying amount exceeds its fair value. The fair value is determined based on valuation techniques such as a comparison to fair values of similar assets or using a discounted cash flow analysis. There were no impairment charges recognized during the years ended December 31, 2013, 2012 and 2011.

  Cost of Services

        Cost of services includes all direct materials, direct labor and those indirect costs related to revenues such as indirect labor, materials and supplies and facilities cost, exclusive of depreciation expense.

  Research and Development

        Research and development costs are expensed as incurred, unless they meet U.S. GAAP criteria for deferral and amortization. Software development costs incurred prior to the establishment of technological feasibility do not meet these criteria, and are expensed as incurred. Amortization of software development costs is computed using the straight-line method over the estimated useful lives of the assets, 3 and 5 years. As of December 31, 2013, the Company had $1.8 million of unamortized software development costs and $1.2 million of amortization expense which was recognized during 2013. As of December 31, 2012, the Company had $2.0 million of unamortized software development costs and $1.3 million of amortization expense which was recognized during 2012. Research and development expense consists primarily of costs related to personnel, including salaries and other personnel-related expenses, consulting fees and the cost of facilities, computer and support services used in service technology development. The Company also expenses costs relating to developing modifications and minor enhancements of its existing technology and services.

  Income Taxes

        Since the Company conducts operations on a global basis, its effective tax rate has and will depend upon the geographic distribution of its pre-tax earnings among locations with varying tax rates. The

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

2. Summary of Significant Accounting Policies (Continued)

Company accounts for the effects of income taxes that result from its activities during the current and preceding years. Under this method, deferred income tax liabilities and assets are based on the difference between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse or be utilized. The realization of deferred tax assets is contingent upon the generation of future taxable income. A valuation allowance is recorded if it is "more likely than not" that a portion or all of a deferred tax asset will not be realized.

        The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not to be sustained upon examination based on the technical merits of the position. The amount of the accrual for which an exposure exists is measured by determining the amount that has a greater than 50 percent likelihood of being realized upon the settlement of the position. Components of the reserve are classified as a long-term liability in the consolidated balance sheets. The Company records interest and penalties accrued in relation to uncertain tax benefits as a component of interest expense. The Company expects that the amount of unrecognized tax benefits will change during 2014; however, the Company does not expect the change to have a significant impact on its results of operations or financial position.

        While the Company believes it has identified all reasonably identifiable exposures and that the reserve that the Company has established for identifiable exposures is appropriate under the circumstances, it is possible that additional exposures exist and that exposures may be settled at amounts different than the amounts reserved. It is also possible that changes in facts and circumstances could cause the Company to either materially increase or reduce the carrying amount of its tax reserves. In general, tax returns for the year 2010 and thereafter are subject to future examination by tax authorities.

        The Company's policy has been to leave its cumulative unremitted foreign earnings invested indefinitely outside the United States, and the Company intends to continue this policy. As such, taxes have not been provided on any of the remaining accumulated foreign unremitted earnings. If the cumulative unremitted foreign earnings exceed the amount the Company intends to reinvest in foreign countries in the future, the Company would provide for taxes on such excess amount.

  Foreign Currency

        Prior to the third quarter of 2013, several of the Company's subsidiaries that operate outside the U.S. used the U.S. dollar as the functional currency. Effective July 1, 2013, the Company changed the functional currencies of those subsidiaries that operate outside the U.S. to their local currency. This change was the result of a change in the Company's international operations and economic strategies driven by the implementation of a global financial system that has allowed the Company's foreign operations to become self-contained and integrated within their resident countries and to the local currency.

        The functional currency is translated into U.S. dollars for balance sheet accounts using the month end rates in effect as of the balance sheet date and average exchange rate for revenue and expense accounts for each respective period. The translation adjustments are deferred as a separate component of stockholders' equity, within accumulated other comprehensive income. Gains or losses resulting from

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

2. Summary of Significant Accounting Policies (Continued)

transactions denominated in foreign currencies are included in other income or expense, within the consolidated statements of income. The effects of the change in functional currency were not material to the Company's consolidated financial statements for all years presented.

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

  Basic and Diluted Net Income Attributable to Common Stockholders per Common Share

        The Company calculates basic and diluted per share amounts based on net earnings adjusted for the effects to earnings that would result if contingently issuable shares related to contingent consideration to be settled in the Company's stock were reported as equity for the periods presented. Basic earnings per share is calculated by using the weighted average number of common shares outstanding during the period. The diluted earnings per share calculation is based on the weighted average number of shares of common stock outstanding adjusted for the number of additional shares that would have been outstanding had all potentially dilutive common shares been issued. Potentially dilutive shares of common stock include stock options, non-vested share awards and contingently issuable shares related to contingent consideration to be settled in stock. The dilutive effects of stock options and restricted stock awards are based on the treasury stock method. The dilutive effects of the contingent consideration to be settled in stock are calculated as if the contingently issuable shares were outstanding as of the beginning of the period. The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net income attributable to common

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

2. Summary of Significant Accounting Policies (Continued)

stockholders per common share. Stock options that are anti-dilutive and excluded from the following table totaled 1,367, 1,840, and 947 for the years ended December 31, 2013, 2012 and 2011, respectively.

	Year Ended December 31,
	2013	2012	2011
Numerator:
Net income attributable to common stockholders	$23,351	$27,083	$15,126
Income effect for equity mark-to-market on contingent consideration obligation, net of tax	—	—	1,466

Net income applicable to shares of common stock for earnings per share	$23,351	$27,083	$16,592

Denominator:
Weighted average common shares outstanding—basic	38,891	38,195	37,372
Dilutive effect of:
Options and unvested restricted shares	1,118	931	1,247

Weighted average common shares outstanding—diluted	40,009	39,126	38,619

  Stock-Based Compensation

        As of December 31, 2013, the Company maintains three stock-based compensation plans. The Company utilizes the Black-Scholes pricing model to determine the fair value of stock options on the dates of grant. Restricted stock awards are measured based on the fair market values of the underlying stock on the dates of grant, unless the awards are subject to market conditions, in which case the Company uses a binomial-lattice model (e.g., Monte Carlo simulation model). The Monte Carlo simulation model utilizes multiple input variables to estimate the probability that market conditions will be achieved. The Company recognizes stock-based compensation over the requisite service period with an offsetting credit to additional paid-in capital.

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

        The Company classifies benefits of tax deductions in excess of the compensation cost recognized (excess tax benefits) as a financing cash inflow with a corresponding operating cash outflow. The Company included $3.0 million, $6.9 million and $3.6 million of excess tax benefits as a financing cash inflow for the years ended December 31, 2013, 2012 and 2011, respectively.

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

2. Summary of Significant Accounting Policies (Continued)

  Impact of Recently Issued Accounting Standards

        In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2013-02 which requires additional disclosures regarding the reporting of reclassifications out of accumulated other comprehensive income. ASU 2013-02 requires an entity to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. This guidance is effective for reporting periods beginning after December 15, 2012. The Company adopted this guidance effective January 1, 2013. The Company's adoption of this standard did not have a significant impact on its consolidated financial statements.

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

  Segment and Geographic Information

        The Company's chief operating decision-maker is the Chief Executive Officer, who reviews financial information presented on a consolidated basis for purposes of making operating decisions, assessing financial performance and allocating resources. Accordingly, the Company has determined that it currently operates in one business segment: providing cloud solutions and software-based activation for connected devices globally. The Company is not organized by market and is managed and operated as one business. A single management team reports to the chief operating decision maker who comprehensively manages the entire business. The Company does not operate any separate lines of business or separate business entities with respect to its services. Accordingly, the Company does not accumulate a complete set of discrete financial information with respect to separate service lines and does not have separately reportable segments. Although, the Company operates in North America, Europe and Asia-Pacific a majority of the Company's revenue and long lived assets are in the U.S.

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

2. Summary of Significant Accounting Policies (Continued)

        Revenues by geography are based on the billing addresses of the Company's customers. The following tables set forth revenues and property and equipment, net by geographic area:

	Year Ended December 31,
	2013	2012	2011
Revenues
Domestic	$309,322	$252,292	$220,406
Foreign	39,725	21,400	8,678

Total	$349,047	$273,692	$229,084

	December 31,
	2013	2012
Property and equipment, net:
Domestic	$96,558	$52,852
Foreign	9,548	5,310

Total	$106,106	$58,162

3. Acquisition

  Strumsoft, Inc. ("Strumsoft")

        On November 6, 2013, the Company acquired 100% of the capital stock of Strumsoft (USA), Inc., a California corporation and Strumsoft (India) Pvt. Ltd., an India company for a total cash consideration of $11.0 million and issued approximately 33 shares of the Company's Common Stock. The total cash consideration was comprised of $10.2 million for the purchase of all the shares of Strumsoft and $774 for the estimated surplus working capital on the date of purchase. The 33 shares of the Company's Common Stock were valued at approximately $1.1 million based on the Company's November 6, 2013 closing stock price per shares. In addition, the Company potentially may make payments ("Strumsoft Earn-out") totaling up to approximately $6.0 million based on the ability to achieve a range of business objectives for the period from January 1, 2014 through December 31, 2014. The maximum that could be paid to existing employees of Strumsoft is $2.0 million and actual amounts will be recorded as compensation expense over the service period. Strumsoft is engaged in the business of providing consultancy services for software development and data processing.

        Management determined the preliminary fair value of net assets acquired during the fourth quarter of 2013. Accordingly, on November 6, 2013 the Company recorded $4.2 million representing the initial fair value estimate of the contingent consideration that will be earned through December 31, 2014. At December 31, 2013 there was no change in the fair value of the contingent consideration. The fair value of this liability is based on future sales projections of Strumsoft and weighting the probability of the sales outcome for the period ended December 31, 2014. These fair value measurements were based on significant inputs not observed in the market and thus represented a Level 3 measurement.

        The goodwill recorded in connection with this acquisition is based on (i) the expertise in cloud computing held by key leaders of Strumsoft, and (ii) intangible assets that do not qualify for separate

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

3. Acquisition (Continued)

recognition such as Strumsoft's assembled workforce. The goodwill acquired will not be deductible for tax purposes. The results of Strumsoft's operations have been included in the consolidated financial statements since the acquisition date. Pro forma results of operations for the acquisition have not been presented because the effects of the acquisition were not material to the Company's prior financial statements.

        The Company believes that Strumsoft will help strengthen its user design and messaging development and augment the Company's cloud services offerings and mobile development. In addition, the acquisition of Strumsoft is expected to help increase the Company's penetration of its domestic customer base.

  Allocation of Consideration Transferred

        Total purchase price is summarized as follows:

November 6, 2013
Cash consideration	$10,187
Working Capital Surplus	774
Value of Synchronoss common stock issued	1,144
Estimated fair value of the Earn-out payments	4,200

Total purchase price	$16,305

        The following table summarizes the preliminary estimated fair values of the assets and liabilities assumed at the acquisition date:

November 6, 2013
Cash and cash equivalents	$4,284
Accounts receivable	115
Prepaid expenses and other assets	129
Intangible assets	4,683
Property and equipment	62

Total identifiable assets acquired	9,273
Accounts payable and accrued liabilities	(3,603)
Deferred tax liability	(1,746)

Total liabilities assumed	(5,349)
Net identifiable assets acquired	3,924
Goodwill	12,381

Net assets acquired	$16,305

        The Company recorded $4.7 million in intangible assets as of the acquisition date with a weighted-average amortization period of 2 years and is amortizing the value of the trade name and customer relationships over an estimated useful life of 2 and 3 years, respectively and an order backlog that was amortized over the last two months of 2013. Amortization expense related to the acquired intangible

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

3. Acquisition (Continued)

assets resulting from the Strumsoft acquisition, which is included in depreciation and amortization expense, was approximately $1.1 million for the year ended December 31, 2013.

        Intangible assets related to the Strumsoft acquisition as of December 31, 2013 consist of the following:

Intangible assets:
Trade name	$102
Accumulated amortization	(9)

Trade name, net	93

Order backlog	918
Accumulated amortization	(918)

Order backlog, net	—

Customer relationships	3,662
Accumulated amortization	(203)

Customer relationships, net	3,459

Intangibles assets, net	$3,552

  Newbay Software Limited ("Newbay")

        On December 24, 2012 the Company acquired 100% of the capital stock of Newbay, an Ireland company, and its subsidiaries, for cash consideration of $55.5 million. Newbay had operations in Europe and the U.S.

        The purchase price was allocated to the tangible assets acquired and liabilities assumed based upon their fair values at the acquisition date. The excess of the purchase price over the net tangible assets and liabilities, approximately $23.2 million, was recorded as goodwill, which is not tax deductible.

        Total purchase price is summarized as follows:

December 24, 2012
Cash consideration	$55,500
Closing Adjustment	(2,947)

Total purchase price	$52,553

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

3. Acquisition (Continued)

  Allocation of Consideration Transferred

        The following table summarizes the final fair values of the Newbay assets and liabilities assumed at the acquisition date:

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

  Spatial Systems Nominees PTY LTD ("Spatial")

        On November 30, 2012, the Company acquired 100% of the capital stock of Spatial, an Australian company with operations in the U.S., for total cash consideration of $30.6 million and issued approximately 240 shares of the Company's Common Stock. The total cash consideration was comprised of $30.0 million for the purchase of all of the shares of Spatial and $625 for the estimated surplus working capital on the date of purchase. Of the 240 shares of the Company's Common Stock issued, only a portion valued at approximately $1.4 million based on the Company's November 30, 2012 closing stock price per share was considered purchase price. The remaining value of the shares will be recognized as compensation expense and amortized over the service period of three years. In addition, the Company could have potentially made payments totaling up to approximately $5.0 million in cash and issue up to 260 shares of stock based on the ability to achieve a range of business objectives for the period from December 1, 2012 through November 30, 2013. However, these objectives were not achieved due to the timing of projected revenues financial milestones required to receive the expected payout and, therefore, the Company has no further obligation to the former Spatial stockholders.

        The purchase price was allocated to the tangible assets acquired and liabilities assumed based upon their fair values at the acquisition date. The excess of the purchase price over the net tangible assets and liabilities, approximately $35.9 million, was recorded as goodwill, which is not tax deductible.

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

        The Company prepared an initial determination of the fair value of assets acquired and liabilities assumed as of the acquisition date using preliminary information. In accordance with Account Standards Codification 805, during the measurement period an acquirer shall retrospectively adjust the provisional amounts recognized at the acquisition date to reflect information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of the acquisition date. Accordingly, the Company has recognized measurement period adjustments made during the first quarter of 2013 to the fair value of certain assets acquired and liabilities assumed as a result of the further refinements in the Company's provisional amounts. These adjustments were retrospectively applied to the November 30, 2012 acquisition date balance sheet. The effect of these adjustments on the preliminary purchase price allocation was a decrease in accounts receivable of $2.6 million, an increase in prepaid expenses and other assets of $5.0 million, an increase to goodwill of $11.8 million, an increase in accrued expenses of $4.6 million, and an increase to deferred revenues of $9.6 million. None of the adjustments had a material impact on the Company's previously reported results of operations.

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

3. Acquisition (Continued)

        The following table summarizes the final fair values of the assets and liabilities assumed at the acquisition date:

November 30, 2012
Cash and cash equivalents	$2,395
Accounts receivable	4,409
Prepaid expenses and other assets	5,232
Property and equipment	584
Intangible assets	11,322
Other assets, non-current	70

Total identifiable assets acquired	24,012
Accounts payable and accrued liabilities	(9,927)
Deferred revenue	(11,111)
Deferred tax liability	(1,862)
Other liabilities, non-current	(389)

Total liabilities assumed	(23,289)
Net identifiable assets acquired	723
Goodwill	35,888

Net assets acquired	$36,611

  Acquisition-related Costs

        Acquisition-related costs recognized during the years ended December 31, 2013 and 2012, including transaction costs such as employee retention, legal, accounting, valuation and other professional services, were $1.7 million and $2.9 million, respectively.

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

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

4. Fair Value Measurements of Assets and Liabilities (Continued)

        The following is a summary of assets and liabilities held by the Company and their related classifications under the fair value hierarchy at December 31, 2013 and 2012:

	December 31,
	2013	2012
Level 1(A)	$68,911	$41,395
Level 2(B)	8,694	15,474
Level 3(C)	(4,490)	(8,379)

Total	$73,115	$48,490

(A)
Level 1 assets include money market funds and enhanced income money market funds which are classified as cash equivalents and marketable securities, respectively.

(B)
Level 2 assets include certificates of deposit, municipal bonds and corporate bonds which are classified as marketable securities.

(C)
Level 3 liabilities include the contingent consideration obligation.

        The Company utilizes the market approach to measure fair value for its financial assets. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets. The Company's marketable securities investments classified as Level 2 primarily utilize broker quotes in a non-active market for valuation of these securities. No transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy occurred during the year ended December 31, 2013.

        The aggregate fair value of available for sale securities and aggregate amount of unrealized gains and losses for available for sale securities at December 31, 2013 were as follows:

		Aggregate Amount of Unrealized
	Aggregate Fair Value
		Gains	Losses
Due in one year or less	$9,105	$5	$(32)
Due after one year, less than five years	4,988	11	(2)

	$14,093	$16	$(34)

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

        Unrealized gains and losses are reported as a component of accumulated other comprehensive loss in stockholders' equity. The net unrealized gain net of tax was $2 and $123 as of December 31, 2013 and 2012, respectively. During the year ended December 31, 2012, the Company received $52.8 million in proceeds from the sale of its marketable securities and recognized $264 of net losses. There were no sales of marketable securities during the year ended December 31, 2013. The cost of securities sold is based on specific identification method. The Company evaluates investments with unrealized losses to determine if the losses are other than temporary. The Company has determined that the gross unrealized losses at December 31, 2013 and 2012 are temporary. In making this determination, the Company considered the financial condition, credit ratings and near-term prospects of the issuers, the underlying collateral of the investments, and the magnitude of the losses as compared to the cost and the length of time the investments have been in an unrealized loss position. Additionally, while the Company classifies the securities as available for sale, the Company does not currently intend to sell such investments and it is more likely than not to recover the carrying value prior to being required to sell such investments.

        The Company determined the fair value of the contingent consideration obligation based on a probability-weighted income approach derived from quarterly revenue estimates and a probability assessment with respect to the likelihood of achieving the various performance criteria. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement. The significant unobservable inputs used in the fair value measurement of the Company's contingent consideration obligation are the probabilities of achieving certain financial targets and contractual milestones. Significant increases (decreases) in any of those probabilities in isolation may result in a higher (lower) fair value measurement. No changes in valuation techniques occurred during the year ended December 31, 2013. During the year ended December 31, 2013, the Company recognized a $5.3 million reduction of the contingent consideration obligation driven by the settlement of the SpeechCycle, Inc. ("SpeechCycle") Earn-out and the Spatial Earn-out not being achieved due to the timing of projected revenues financial milestones required to receive the expected payout. During the year ended December 31, 2013, the Company paid approximately $2.6 million to the former stockholders of SpeechCycle and employees at the completion of the service period for the SpeechCycle contingent consideration obligation and approximately $1.0 million to the former stock-holders of Miyowa, S.A. ("Miyowa") and employees at the completion of the Miyowa contingent consideration obligation.

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

4. Fair Value Measurements of Assets and Liabilities (Continued)

        The changes in fair value of the Company's Level 3 contingent consideration obligation during the year ended December 31, 2013 were as follows:

Level 3
Balance at December 31, 2012	$8,379
Fair value adjustment to contingent consideration obligation included in net income	(5,324)
Earn-out compensation due to SpeechCycle employees	511
SpeechCycle Earn-out payment	(2,553)
Miyowa Earn-out payment	(1,041)
Fx impact of change in contingent consideration obligation	51
Addition of Strumsoft Earn-out	4,200
Earn-out compensation due to Strumsoft employees	267

Balance at December 31, 2013	$4,490

5. Property and Equipment

        Property and equipment consist of the following:

	December 31,
	2013	2012
Computer hardware	$70,501	$33,381
Computer software	22,640	18,313
Construction in-progress	30,440	8,755
Furniture and fixtures	3,579	3,568
Building	8,808	8,808
Leasehold improvements	10,250	9,931

	146,218	82,756
Less: Accumulated depreciation	(40,112)	(24,594)

	$106,106	$58,162

        Depreciation expense was approximately $24.6 million, $14.5 million, and $10.5 million for 2013, 2012, and 2011, respectively. Amortization of property and equipment recorded under a capital lease is included with depreciation expense.

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

6. Accrued Expenses

        Accrued expenses consist of the following:

	December 31,
	2013	2012
Accrued compensation and benefits	$12,868	$15,687
Accrued third party processing fees	5,284	4,139
Accrued accounting fees	1,296	928
Accrued consulting fees	1,263	2,136
Accrued acquisition costs	40	5,303
Accrued other	14,520	11,543
Accrued income tax payable	2,648	1,922

	$37,919	$41,658

7. Capital Structure

        As of December 31, 2013, the Company's authorized capital stock was 110,000 shares of stock with a par value of $0.0001, of which 100,000 shares were designated common stock and 10,000 shares were designated preferred stock.

  Common Stock

        Each holder of common stock is entitled to vote on all matters and is entitled to one vote for each share held. Dividends on common stock will be paid when, as and if declared by the Company's Board of Directors. No dividends have ever been declared or paid by the Company. As of December 31, 2013, there were 40,663 shares of common stock outstanding, 5,097 shares of common stock reserved for issuance under the Company's 2000 Stock Plan (the "2000 Plan"), 13,000 shares of common stock reserved for issuance under the Company's 2006 Equity Incentive Plan (the "2006 Plan"), and 0 shares of common stock reserved for issuance under the Company's 2010 New Hire Equity Incentive Plan (the "2010 Plan").

  Preferred Stock

        There are no shares of preferred stock outstanding as of December 31, 2013 or 2012. The Board of Directors is authorized to issue preferred shares and has the discretion to determine the rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences of preferred stock.

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

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

8. Stock Plans

        As of December 31, 2013, the Company maintains three stock incentive plans, the 2000 Plan, the 2006 Plan and the 2010 Plan. The Company's Board of Directors administers the 2000 Plan, the 2006 Plan, and the 2010 Plan and is responsible for determining the individuals to be granted options or shares, the number of options or shares each individual will receive, the price per share and the exercise period of each option.

        Under the 2000 Plan, the Company has the ability to provide employees, outside directors and consultants an opportunity to acquire a proprietary interest in the success of the Company or to increase such interest by receiving options or purchasing shares of the Company's stock at a price not less than the fair market value at the date of grant for incentive stock options and a price not less than 30% of the fair market value at the date of grant for non-qualified options. Under the 2006 Plan and 2010 Plan, the Company may grant to its employees, outside directors and consultants awards in the form of incentive stock options, non-qualified stock options, shares of restricted stock and stock units or stock appreciation rights. During the year ended December 31, 2013, options to purchase 624 shares of common stock were granted under the 2006 Plan. Under the Company's Plans, options may be exercised in whole or in part for 100% of the shares subject to vesting at any time after the date of grant. Options under the Company's 2000 and 2006 Plans generally vest 25% on the first year anniversary of the date of grant plus an additional 1/48th for each month of continuous service thereafter. Options under the Company's 2010 Plan generally vest the first 50% on the second year anniversary from July 19, 2010 and an additional 1/48th for each month of continuous service thereafter.

        During 2013, the Company issued approximately 308 shares of restricted stock and increased the amount reserved to grant 128 shares of stock related to the 2012 performance share grant. As of December 31, 2013, the Company had a remaining 187 shares of restricted stock reserved for the 2013 performance share grant. The actual number of shares to be issued, which could range from 0 to 187, is dependent upon the Company's revenue and operating income levels compared to targets. For certain executives, the 2013 and 2012 performance share grants also contain a market condition that adjusts the number of performance shares otherwise earned based on the achievement of operating targets. Specifically, the percentage of the target performance shares earned based on achievement of operating targets could be adjusted (upward or downward) based on the Company's Total Shareholder Return (TSR) performance, as compared to the TSR of the companies in the S&P 500 at the beginning and end of the following year. The additional shares, if any, will be issued in early 2014. As of December 31, 2013, there were 3,749 shares available for grant or award under the Company's Plans.

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

	Year Ended December 31,
	2013	2012	2011
Expected stock price volatility	66%	68%	69%
Risk-free interest rate	0.87%	0.80%	1.12%
Expected life of options (in years)	4.5	4.8	4.7
Expected dividend yield	0%	0%	0%

        The weighted-average fair value (as of the date of grant) of the options granted during the year ended December 31, 2013, 2012 and 2011 was $15.79, $13.47 and $17.04, respectively. During the years ended December 31, 2013, 2012 and 2011, the Company recorded total pre-tax stock-based compensation expense of $25.2 million ($16.8 million after tax or $0.42 per diluted share), $20.4 million ($12.9 million after tax or $0.33 per diluted share), and $22.1 million ($14.1 million after tax or $0.37 per diluted share), respectively, which includes the fair value for equity awards issued after January 1, 2006. The total stock-based compensation cost related to non-vested equity awards not yet recognized as an expense as of December 31, 2013 was approximately $40.3 million. That cost is expected to be recognized over a weighted-average period of approximately 2.41 years.

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

8. Stock Plans (Continued)

  Stock Options

        The following table summarizes information about stock options outstanding.

Options	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2010	5,561	$16.36
Options Granted	630	30.17
Options Exercised	(1,444)	12.26
Options Cancelled	(449)	20.21

Outstanding at December 31, 2011	4,298	19.36
Options Granted	363	24.19
Options Exercised	(634)	12.55
Options Cancelled	(51)	20.35

Outstanding at December 31, 2012	3,976	20.88
Options Granted	624	30.28
Options Exercised	(1,156)	16.61
Options Cancelled	(129)	25.15

Outstanding at December 31, 2013	3,315	$23.97	4.27	$25,001

Vested or expected to vest at December 31, 2013	3,170	$23.74	4.20	$24,701

Exercisable at December 31, 2013	2,046	$21.21	3.52	$21,591

        As of December 31, 2013 and 2012, the weighted-average remaining contractual life of outstanding options was approximately 4.3 and 4.9 years, respectively. As of December 31, 2013 and 2012, the weighted-average remaining contractual life of exercisable options was approximately 3.5 and 4.3 years, respectively. Options vested as of December 31, 2013 have an aggregate intrinsic value of approximately $21.6 million. Options outstanding as of December 31, 2013 have an aggregate intrinsic value of approximately $25.0 million. The total intrinsic value (the excess of the market price over the exercise price) for stock options exercised in 2013, 2012, and 2011 was approximately $17.9 million, $9.5 million, and $28.4 million, respectively. The amount of cash received from the exercise of stock options was approximately $19.2 million in 2013. For the years ended December 31, 2013 and 2012, the total fair value of vested options was approximately $11.9 million and $13.6 million, respectively. As of December 31, 2013 and 2012 the weighted-average fair value (as of the date of grant) of the non-vested options was $13.08 and $11.45, respectively. During the year ended December 31, 2013 the weighted-average fair value (as of the date of grant) of options granted, vested and forfeited was $15.79, $11.10 and $8.26, respectively.

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

8. Stock Plans (Continued)

        The following table summarizes stock options outstanding and exercisable at December 31, 2013:

	Outstanding			Exercisable
Range of Exercise Price	Number of Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Number of Options	Weighted Average Exercise Price
$0.29 - $11.46	441	$9.70	2.76	441	$9.70
$11.60 - $14.00	425	$13.64	4.76	425	$13.64
$15.89 - $20.91	459	$19.94	4.01	259	$19.64
$21.59 - $27.55	482	$26.16	4.04	315	$26.50
$27.92 - $30.41	245	$29.71	4.51	137	$29.32
$30.50 - $30.50	428	$30.50	4.93	203	$30.50
$30.56 - $31.02	561	$30.87	6.22	—	—
$33.82 - $38.62	274	$36.40	1.52	266	$36.40

	3,315			2,046

        A summary of the Company's non-vested restricted stock activity and the balance at December 31, 2013, is presented below:

Non-Vested Restricted Stock	Number of Awards	Weighted- Average Grant Date Fair Value
Non-vested at December 31, 2010	187	$20.01
Granted	530	$27.48
Vested	(186)	$20.66
Forfeited	(20)	$28.50

Non-vested at December 31, 2011	511	$27.72
Granted	809	$23.94
Vested	(410)	$27.09
Forfeited	(44)	$28.97

Non-vested at December 31, 2012	866	$24.43
Granted	880	$30.76
Vested	(481)	$25.12
Forfeited	(145)	$25.63

Non-vested at December 31, 2013	1,120	$28.95

  Employee Stock Purchase Plan

        On February 1, 2012, the Company established a ten year Employee Stock Purchase Plan ("ESPP" or "the Plan") for certain eligible employees. The Plan is to be administered by the Company's Board of Directors. The total number of shares available for purchase under the Plan is 500 shares of the Company's Common Stock. Employees participate over a six month period through payroll withholdings and may purchase, at the end of the six month period, the Company's Common Stock at the lower of 85% of the fair market value on the first day of the offering period or the fair market value on the purchase date. No participant will be granted a right to purchase Common Stock under the Plan if such participant would own more than 5% of the total combined voting power of the Company. In addition, no participant may purchase more than a thousand shares of Common Stock within any purchase period.

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

8. Stock Plans (Continued)

        The expected life of ESPP shares is the average of the remaining purchase period under each offering period. The weighted-average assumptions used to value employee stock purchase rights during December 31, 2013 were as follows:

	Year Ended December 31,
	2013	2012
Expected stock price volatility	65%	68%
Risk-free interest rate	1.04%	0.92%
Expected life of ESPP shares (in years)	0.5	0.5
Expected dividend yield	0%	0%

        During the years ended December 31, 2013 and 2012, the Company recorded $640 and $457, respectively, of compensation expense related to the ESPP. During the years ended December 31, 2013 and 2012, the Company sold a total of 66 and 33 shares, respectively, of its Treasury Stock pursuant to purchases under its ESPP Plan. Cash received from purchases through the ESPP Plan during the years ended December 31, 2013 and 2012, was approximately $1.5 million and $612, respectively, and is included within the financing activities section of the consolidated statements of cash flows. There were no shares purchased during the year ending December 31, 2011. The total unrecognized compensation expense related to the ESPP as of December 31, 2013 was approximately $44, which is expected to be recognized over the remainder of the offering period.

  Treasury Stock

        On May 8, 2012, the Company's Board of Directors authorized a stock repurchase program to purchase up to $25 million of the Company's outstanding Common Stock. The duration of the repurchase program is twelve months. Under the program, the Company may purchase shares of its Common Stock in the open market, through block trades or otherwise at prices deemed appropriate by the Company. The timing and amount of repurchase transactions under the program will depend on available working capital. As of December 31, 2012, a total of 1.2 million shares were purchased under the program for an aggregate purchase price of $24.6 million. The Company classifies Common Stock repurchased as Treasury Stock on its balance sheet. There were no repurchases of Common Stock under the stock repurchase program for the year ended December 31, 2013.

9. 401(k) Plan

        The Company has a 401(k) plan (the "Plan") covering all eligible employees. The Plan allows for a discretionary employer match. The Company incurred and expensed $1.5 million, $1.3 million, and $1.1 million for the years ended December 31, 2013, 2012 and 2011, respectively, in Plan match contributions.

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

10. Income Taxes

        The components of income before income taxes are as follows:

	Year Ended December 31,
	2013	2012	2011
Domestic	$30,437	$40,680	$11,584
Foreign	4,142	1,984	6,775

Total	$34,579	$42,664	$18,359

        The components of income tax (expense) benefit are as follows:

	Year Ended December 31,
	2013	2012	2011
Current:
Federal	$(3,709)	$(10,544)	$(2,328)
State	(2,661)	(2,409)	(718)
Foreign	(3,076)	(1,076)	(829)
Deferred:
Federal	(3,447)	(1,809)	29
State	(1,324)	(227)	562
Foreign	2,989	484	51

Income tax expense	$(11,228)	$(15,581)	$(3,233)

        Reconciliations of the statutory tax rates and the effective tax rates for the years ended December 31, 2013, 2012 and 2011 are as follows:

	Year Ended December 31,
	2013	2012	2011
Statutory rate	35%	35%	34%
State taxes, net of federal benefit	7%	4%	—
Effect of Rates Different than Statutory	0%	(1)%	(6)%
Non-deductible stock based compensation	3%	1%	(1)%
Other permanent adjustments	1%	1%	1%
Fair market value adjustment on Earn-out	(6)%	(5)%	5%
Research and development credit	(5)%	(1)%	(8)%
Federal net operating losses	—	—	(9)%
Change in valuation allowance	(2)%	—	—
Other	(1)%	3%	2%

Net	32%	37%	18%

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

10. Income Taxes (Continued)

        Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

	December 31,
	2013	2012
Deferred tax assets:
Accrued liabilities	$212	$108
Deferred revenue	3,555	532
Bad debts reserve	789	40
Deferred compensation	12,891	12,671
Federal net operating loss carry forwards	21,139	24,658
State net operating loss carry forwards	2,568	2,970
Foreign net operating loss carry forwards	9,202	7,423
Deferred rent	532	477
Capital loss carryforward	115	119
Other	1,020	1060

Total deferred tax assets	$52,023	$50,058
Deferred tax liabilities:
Intangible assets	$(29,536)	$(31,611)
Fixed assets	(10,848)	(7,372)

Total deferred tax liabilities	(40,384)	(38,983)
Less: valuation allowance	(2,803)	—

Net Deferred Income Tax Assets	$8,836	$11,075

        The following table indicates where net deferred income taxes have been classified on the Balance Sheet:

	December 31,
	2013	2012
Current deferred tax assets	$4,728	$4,114
Less: Valuation allowance	(102)	—

Net current deferred tax assets	4,626	4,114
Non-current deferred tax assets	6,911	6,961
Less: Valuation allowance	(2,701)	—

Net non-current deferred tax assets	4,210	6,961

Net Deferred Tax Assets	$8,836	$11,075

        At December 31, 2013, the Company had approximately $60.2 million of federal net operating losses, approximately $51.0 million of state net operating losses, and approximately $48.3 million of foreign net operating losses. These federal and state net operating loss carryforwards begin to expire in

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

10. Income Taxes (Continued)

2014 and are subject to certain limitations under Internal Revenue Code Section 382 due to the changes in ownership of the acquired companies. The foreign net operating losses generally do not expire.

        In January 2013, the Income Tax Department of India closed the 2009 income tax examination of the Company's wholly-owned subsidiary, Synchronoss Technologies India, without changes. Examinations of 2010 and 2011 are in progress. The Company believes the result of these audits will not have a material effect on its financial position or results of operations.

        The Company is currently under income tax examinations in several states but does not believe that the results of these audits will have a material effect on its financial position or results of operations

        The Company has not provided taxes for undistributed earnings of its foreign subsidiaries except to the extent that the Company does not plan to reinvest such earnings indefinitely outside the United States. If the cumulative foreign earnings exceed the amount the Company intends to reinvest in foreign countries in the future, the Company would provide for taxes on such excess amount. The undistributed earnings of the foreign subsidiaries, which the Company plans to reinvest indefinitely outside the United States, are approximately $26.8 million.

        A reconciliation of the amounts of unrecognized tax benefits excluding interest are as follows:

Unrecognized tax benefit at December 31, 2010	$546
Increases for tax positions taken during prior year	17
Decreases for tax positions taken during prior year	(78)
Reduction due to lapse of applicable statute of limitations	(169)
Increases for tax positions of current period	187

Unrecognized tax benefit at December 31, 2011	503
Increases for tax positions taken during prior year	141
Decreases for tax positions taken during prior year	—
Reduction due to lapse of applicable statute of limitations	(158)
Increases for tax positions of current period	25

Unrecognized tax benefit at December 31, 2012	511
Increases for tax positions taken during prior year
Decreases for tax positions taken during prior year	(5)
Reduction due to lapse of applicable statute of limitations	(66)
Increases for tax positions of current period	268

Unrecognized tax benefit at December 31, 2013	$708

        The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in interest expense. The liability for unrecognized tax benefits excludes accrued interest of $25 and $18 at December 31, 2013 and 2012, respectively.

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

11. Commitments and Contingencies

  Leases

        The Company leases office space, automobiles and office equipment under non-cancellable lease agreements, which expire through December 2025. Aggregate annual future minimum lease payments under these non-cancellable leases are as follows:

Year Ending December 31:
2014	$8,217
2015	7,720
2016	7,118
2017	6,525
2018 and thereafter	22,262

$51,842

        Rent expense for the years ended December 31, 2013, 2012 and 2011 was $6.7 million, $5.7 million, and $2.9 million, respectively.

12. Goodwill and Intangibles

  Goodwill

        The following table shows the adjustments to goodwill during 2013 and 2012:

Balance at December 31, 2011	$54,617
Acquisitions	61,105
Reclassifications, adjustments and other	11,600

Balance at December 31, 2012	$127,322
Acquisitions	12,381
Reclassifications, adjustments and other	(1,960)

Balance at December 31, 2013	$137,743

        The reclassifications, adjustment and other of ($2.0) million for the year 2013 is primarily related to purchase accounting adjustments to the Spatial acquisition and to deferred taxes as a result of changes to acquired tax attributes. The reclassifications, adjustment and other of $11.6 million for the year 2012 are primarily related to retrospectively applied measurement period adjustments made during the first quarter of 2013 to the fair value of certain assets acquired and liabilities assumed as a result of the further refinements in the Company's provisional amounts and adjustments to deferred taxes as a result of changes to acquired tax attributes.

        The Company performs an impairment study of the Company's goodwill annually. There were no impairment charges recognized during the years ended December 31, 2013 and 2012.

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

12. Goodwill and Intangibles (Continued)

  Other Intangible Assets

        The Company's intangible assets with definite lives consist primarily of trade names, technology, and customer lists and relationships. These intangible assets are being amortized on the straight-line method over the estimated useful lives of the assets ranging from 2-25 years. Amortization expense related to currently existing intangible assets for the years ended December 31, 2013, 2012 and 2011 was $16.1 million, $8.7 million, and $3.6 million, respectively.

        The Company's intangible assets consist of the following:

December 31, 2013
Intangible assets:
Trade name	$1,589
Accumulated amortization	(788)
Translation adjustments	8

Trade name, net	809

Technology	65,280
Accumulated amortization	(16,183)
Translation adjustments	855

Technology, net	49,952

Customer lists and relationships	61,161
Accumulated amortization	(12,747)
Translation adjustments	426

Customer lists and relationships, net	48,840

Capitalized software and patents	3,634
Accumulated amortization	(1,272)
Translation adjustments.	—

Capitalized software and patents, net	2,362

Order Backlog	918
Accumulated amortization	(918)
Translation adjustments	—

Order Backlog, net	—

Intangibles assets, net	$101,963

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

12. Goodwill and Intangibles (Continued)

December 31, 2012
Intangible assets:
Trade name	$1,487
Accumulated amortization	(237)

Trade name, net	1,250

Technology	65,280
Accumulated amortization	(7,515)

Technology, net	57,765

Customer lists and relationships	57,373
Accumulated amortization	(7,480)

Customer lists and relationships, net	49,893

Capitalized software and patents	2,460
Accumulated amortization	(608)

Capitalized software and patents, net	1,852

Intangibles assets, net3	$110,760

        Estimated annual amortization expense of its intangible assets for the next five years is as follows:

Year ended December 31:
2014	$16,378
2015	15,332
2016	14,981
2017	13,928
2018	13,848

13. Restructuring Charges

        In January 2013, the Company initiated a work-force reduction of approximately 10 percent as part of a corporate restructuring, with reductions occurring across all levels and departments within the Company. This measure was intended to reduce costs and to align the Company's resources with its key strategic priorities. Additionally, in relation to the work-force reduction, the Company initiated a facilities consolidation, beginning the process of closing one of its leased locations in Seattle, WA. The Company recorded restructuring charges of $4.6 million and $555 during the year ended December 31, 2013 for employment termination costs and minimum lease payments, respectively. There were no additional restructuring charges during the year ended December 31, 2013. At December 31, 2013, the restructuring charges that were unpaid and classified under accrued expenses on the balance sheet related to the facilities consolidation were $128.

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

13. Restructuring Charges (Continued)

        A summary of the Company's restructuring accrual at December 31, 2013, and changes during the year ended December 31, 2013, is presented below:

	Balance at December 31, 2012	Charges	Payments	Adjustments	Balance at December 31, 2013
Employment termination costs	$—	$4,617	$(4,602)	$(15)	$—
Facilities consolidation	—	555	(427)	—	128

Total	$—	$5,172	$(5,029)	$(15)	$128

14. Accumulated Other Comprehensive Income

        The changes in accumulated other comprehensive income during the year ended December 31, 2013, are as follows, net of tax:

	Foreign Currency	Unrealized Holding Gains on Available-for-Sale Securities	Net Gain (Loss) on Intra-Entity Foreign Currency Transactions	Total
Balance at December 31, 2012	$(352)	$(13)	$—	$(365)
Other comprehensive income before reclassifications	(3,779)	2	3,419	(358)

Total other comprehensive loss	(3,779)	2	3,419	(358)

Balance at December 31, 2013	$(4,131)	$(11)	$3,419	$(723)

        The changes in accumulated other comprehensive income during the year ended December 31, 2012, are as follows, net of tax:

	Foreign Currency	Unrealized Holding Gains on Available-for-Sale Securities	Net Gain (Loss) on Intra-Entity Foreign Currency Transactions	Total
Balance at December 31, 2011	$(563)	$(136)	$—	$(699)
Other comprehensive income before reclassifications	211	123	—	334

Total other comprehensive loss	211	123	—	334

Balance at December 31, 2012	$(352)	$(13)	$—	$(365)

        There were no reclassifications from accumulated other comprehensive income for the years ended December 31, 2013 and 2012.

15. Credit Facility

        In September 2013, the Company entered into a Credit Agreement (the "Credit Facility") with JP Morgan Chase Bank, N.A., as administrative agent, Wells Fargo Bank, National Association, as syndication agent and Capital One, National Association and KeyBank National Association, as

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In thousands, except per share data)

15. Credit Facility (Continued)

co-documentation agents. The Credit Facility, which will be used for general corporate purposes, is a $100 million unsecured revolving line of credit that matures on September 27, 2018. Synchronoss has the right to request an increase in the aggregate principal amount of the Credit Facility to $150 million. As of December 31, 2013, the Company had not drawn down any funds under the Credit Facility.

        The Credit Facility is subject to certain financial covenants. As of December 31, 2013, the Company was in compliance with all required covenants and there were no outstanding balances on the Credit Facility.

16. Legal Matters

        The Company's 2011 acquisition agreement with Miyowa SA provided that former shareholders of Miyowa SA would be eligible for earn-out payments, to the extent specified business milestones were achieved following the acquisition. In December 2013, Eurowebfund and Bakamar, two former shareholders of Miyowa SA filed a complaint against the Company in the Commercial Court of Paris, France claiming that they are entitled to certain earn-out payments under the acquisition agreement. The Company was served with a copy of this complaint in January 2014. The Company believes Miyowa SA failed to meet the criteria required for it to pay the claimed amounts and that no earn-out payments are owed. Although the Company cannot predict the outcome of the lawsuit due to the inherent uncertainties of litigation, it believes the positions of Eurowebfund and Bakamar are without merit, and the Company intends to vigorously defend against all claims brought by them.

        The Company is not currently subject to any legal proceedings that could have a material adverse effect on its operations; however, it may from time to time become a party to various legal proceedings arising in the ordinary course of its business. The Company is currently the plaintiff in several patent infringement cases. The defendants in several of these cases have filed counterclaims. Although the Company cannot predict the outcome of the cases at this time due to the inherent uncertainties of litigation, the Company continues to pursue its claims and believes that the counterclaims are without merit, and the Company intends to defend all of such counterclaims.

17. Subsequent Events Review

        The Company has evaluated all subsequent events and transactions through the filing date.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

  Evaluation of Disclosure Controls and Procedures

        Under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2012. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures were effective as of December 31, 2013, to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosures.

  Changes in Internal Controls over Financial Reporting

        The Company has implemented new financial systems that will continue in phases over the next several quarters. In connection with this initiative and the resulting changes in the financial systems, the Company continues to enhance the design and documentation of the internal control processes to ensure that controls over the Company's financial reporting remain effective. Except as noted, there were no changes in the internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 that was conducted during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

        The Company's management assessed the effectiveness of its internal control over financial reporting as of December 31, 2013. In making this assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in 1992 (1992 framework) (the COSO criteria).

        Based on the Company's assessment, management concluded that, as of December 31, 2013, its internal control over financial reporting was effective.

        The effectiveness of the Company's internal control over financial reporting as of December 31, 2013 has been audited by Ernst & Young LLP, its independent registered public accounting firm, as stated in their report which is included in Item 9 of this Annual Report on Form 10-K.

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

        We have audited Synchronoss Technologies, Inc.'s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Synchronoss Technologies, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Synchronoss Technologies, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Synchronoss Technologies, Inc. as of December 31, 2013 and 2012 and the related consolidated statements of income and comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2013 of Synchronoss Technologies, Inc. and our report dated February 26, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Metropark, New Jersey
February 26, 2014

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        (a)   Identification of Directors. Information concerning the directors of Synchronoss is set forth under the heading "Election of Directors" in the Synchronoss Proxy Statement for the 2014 Annual Meeting of Stockholders and is incorporated herein by reference.

        (b)   Audit Committee Financial Expert. Information concerning Synchronoss' audit committee financial expert is set forth under the heading "Audit Committee" in the Synchronoss Proxy Statement for the 2014 Annual Meeting of Stockholders and is incorporated herein by reference.

        (c)   Identification of the Audit Committee. Information concerning the audit committee of Synchronoss is set forth under the heading "Audit Committee" in the Synchronoss Proxy Statement for the 2014 Annual Meeting of Stockholders and is incorporated herein by reference.

        (d)   Section 16(a) Beneficial Ownership Reporting Compliance. Information concerning compliance with beneficial ownership reporting requirements is set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Synchronoss Proxy Statement for the 2014 Annual Meeting of Stockholders and is incorporated herein by reference.

        (e)   Code of Ethics. Information concerning the Synchronoss Code of Business Conduct is set forth under the caption "Code of Business Conduct" in the Synchronoss Proxy Statement for the 2014 Annual Meeting of Stockholders and is incorporated herein by reference. The Code of Business Conduct can also be found on our website, www.synchronoss.com.

ITEM 11.    EXECUTIVE COMPENSATION

        Information concerning executive compensation is set forth under the headings "Compensation of Executive Officers" in the Synchronoss Proxy Statement for the 2014 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Information concerning shares of Synchronoss equity securities beneficially owned by certain beneficial owners and by management is set forth under the heading "Equity Security Ownership of Certain Beneficial Owners and Management" in the Synchronoss Proxy Statement for the 2014 Annual Meeting of Stockholders and is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plan

        The following table provides information as of December 31, 2013 with respect to the shares of our common stock that may be issuable under our existing equity compensation plans.

        The following information is as of December 31, 2013:

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights	Weighted-Average Exercise Price of Outstanding Options and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders	3,286,675	$24.00	3,748,940
Equity compensation plans not approved by security holders	28,030	$19.32	—

Totals	3,314,705	$23.97	3,748,940

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information concerning certain relationships and related transactions is set forth under the heading "Certain Related Party Transactions" in the Synchronoss Proxy Statement for the 2014 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Information concerning fees and services of the Company's principal accountants is set forth under the heading "Report of the Audit Committee" and "Independent Registered Public Accounting Firm's Fees" in the Synchronoss Proxy Statement for the 2014 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

  (a)
  (1)  Financial Statements:

  (a)
  (2)  Schedule for the years ended December 31, 2013, 2012, 2011:

    II—Valuation and Qualifying Accounts

        All other Schedules have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

  (a)
  (3)  Exhibits:

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of the Registrant, incorporated by reference to Registrant's Registration Statement on Form S-1 (Commission File No. 333-132080).

3.2	Amended and Restated Bylaws of the Registrant, incorporated by reference to Registrant's Registration Statement on Form S-1 (Commission File No. 333-132080).

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Amended and Restated Investors Rights Agreement, dated December 22, 2000, by and among the Registrant, certain stockholders and the investors listed on the signature pages thereto, incorporated by reference to Registrant's Registration Statement on Form S-1 (Commission File No. 333-132080).

4.3	Amendment No. 1 to Synchronoss Technologies, Inc. Amended and Restated Investors Rights Agreement, dated April 27, 2001, by and among the Registrant, certain stockholders and the investors listed on the signature pages thereto, incorporated by reference to Registrant's Registration Statement on Form S-1 (Commission File No. 333-132080).

4.4	Registration Rights Agreement, dated November 13, 2000, by and among the Registrant and the investors listed on the signature pages thereto, incorporated by reference to Registrant's Registration Statement on Form S-1 (Commission File No. 333-132080).

4.5	Amendment No. 1 to Synchronoss Technologies, Inc. Registration Rights Agreement, dated May 21, 2001, by and among the Registrant, certain stockholders listed on the signature pages thereto and Silicon Valley Bank, incorporated by reference to Registrant's Registration Statement on Form S-1 (Commission File No. 333-132080).

10.1	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers, incorporated by reference to Registrant's Registration Statement on Form S-1 (Commission File No. 333-132080).

Exhibit No.		Description
10.2		Synchronoss Technologies, Inc. 2000 Stock Plan and forms of agreements thereunder, incorporated by reference to Registrant's Registration Statement on Form S-1 (Commission File No. 333-132080).

10.3		Amendment No. 1 to Synchronoss Technologies, Inc. 2000 Stock Plan, incorporated by reference to Registrant's Registration Statement on Form S-1 (Commission File No. 333-132080).

10.4		2006 Equity Incentive Plan, as amended and restated, incorporated by reference to Registrant's Schedule 14A dated April 8, 2010.

10.4.1		2010 New Hire Equity Incentive Plan, incorporated by reference to Registrant's Registration Statement on Form S-8 (Commission File No. 333-168745).

10.5		Employee Stock Purchase Plan, incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 2011.

10.6		Lease Agreement between the Registrant and Triple Net Investments XXV, L.P. for the premises located at Lehigh Valley Industrial Park VII, Bethlehem, Pennsylvania, dated as of May 16, 2008, as amended, incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 2008.

10.7		Lease Agreement between the Registrant and Wells Reit—Bridgewater NJ, LLC for the premises located at 200 Crossing Boulevard, Bridgewater, New Jersey, dated as of October 27, 2011, incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 2011.

10.8		Credit Agreement dated as of September 27, 2013 between the Registrant and JPMorgan Chase Bank, N.A., as Administrative Agent, incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.

10.9	‡	Cingular Mater Services Agreement, effective September 1, 2005 by and between the Registrant and Cingular Wireless LLC, incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 2008.

10.9.1	*	Subordinate Material and Services Agreement No. SG021306.S.025 by and between the Registrant and AT&T Services, Inc. dated as of August 1, 2013, including order numbers SG021306.S.025.S.001, SG021306.S.025.S.002, SG021306.S.025.S.003 and SG021306.S.025.S.004, incorporated by reference to Registrant's Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2013.

10.10	†	Employment Agreement dated as of December 31, 2011 between the Registrant and Stephen G. Waldis, incorporated by reference to Registrant's Annual report on Form 10-K for the year ended December 31, 2011.

10.11	†	Employment Agreement dated as of December 31, 2011 between the Registrant and Lawrence R. Irving, incorporated by reference to Registrant's Annual report on Form 10-K for the year ended December 31, 2011.

10.12	†	Employment Agreement dated as of December 31, 2011 between the Registrant and Robert Garcia, incorporated by reference to Registrant's Annual report on Form 10-K for the year ended December 31, 2011.

10.13	†	Employment Agreement dated as of May 1, 2013 between the Registrant and Nicholas Lazzaro.

Exhibit No.		Description
10.14	†	Employment Agreement dated as of September 10, 2008 between the Registrant and Mark Mendes.

10.16		Share Purchase Agreement dated as of December 24, 2012 by and between Synchronoss Technologies Ireland Ltd. and Research In Motion Ltd, incorporated by reference to Registrant's Annual report on Form 10-K for the year ended December 31, 2012.

21.1		List of subsidiaries.

23.1		Consent of Ernst & Young, LLP, Independent Registered Public Accounting Firm.

24		Power of Attorney (see signature page to this Annual Report on Form 10-K)

31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and section 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and section 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS		XBRL Instance Document

101.SCH		XBRL Schema Document

101.CAL		XBRL Calculation Linkbase Document

101.DEF		XBRL Taxonomy Extension Definition Linkbase

101.LAB		XBRL Labels Linkbase Document

101.PRE		XBRL Presentation Linkbase Document

†
Compensation Arrangement.

‡
Confidential treatment has been granted with respect to certain provisions of this exhibit.

*
Confidential treatment has been requested for portions of this document. The omitted portions of this document have been filed with the Securities and Exchange Commission.
  (b)
  Exhibits.

  See (a)(3) above.

  (c)
  Financial Statement Schedule.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
December 31, 2013, 2012, and 2011

	Beginning Balance	Additions	Reductions	Ending Balance
	(In thousands)
Allowance for doubtful receivables
2013	$258	$1,076	$(1,097)	$237
2012	$356	$230	$(328)	$258
2011	$558	$(202)	$—	$356

	Beginning Balance	Additions	Reductions	Ending Balance
	(In thousands)
Valuation allowance for deferred tax assets
2013	$—	$3,778	$(975)	$2,803
2012	$253	$—	$(253)	$—
2011	$279	$—	$(26)	$253

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNCHRONOSS TECHNOLOGIES, INC. (Registrant)
By	/s/ STEPHEN G. WALDIS Stephen G. Waldis Chairman of the Board and Chief Executive Officer

February 26, 2014

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

Signature	Title	Date

/s/ STEPHEN G. WALDIS Stephen G. Waldis	Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2014
/s/ LAWRENCE R. IRVING Lawrence R. Irving	Chief Financial Officer (Principal Financial Officer)	February 26, 2014
/s/ KAREN ROSENBERGER Karen L. Rosenberger	Chief Accounting Officer (Principal Accounting Officer)	February 26, 2014
/s/ WILLIAM J. CADOGAN William J. Cadogan	Director	February 26, 2014

Signature	Title	Date

/s/ CHARLES E. HOFFMAN Charles E. Hoffman	Director	February 26, 2014
/s/ THOMAS J. HOPKINS Thomas J. Hopkins	Director	February 26, 2014
/s/ JAMES M. MCCORMICK James M. McCormick	Director	February 26, 2014
/s/ DONNIE M. MOORE Donnie M. Moore	Director	February 26, 2014