Form 10-Q
period 2014-03-31
SYNCHRONOSS TECHNOLOGIES INC
filed 2014-05-02
CIK 1131554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Shares outstanding of the Registrant’s common stock:

Class	Outstanding at April 28, 2014
Common stock, $0.0001 par value	4,169,027

SYNCHRONOSS TECHNOLOGIES, INC.

FORM 10-Q INDEX

SYNCHRONOSS TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	March 31, 2014	December 31, 2013

ASSETS
Current assets:
Cash and cash equivalents	$47,271	$63,512
Marketable securities	11,122	9,105
Accounts receivable, net of allowance for doubtful accounts of $329 and $237 at March 31, 2014 and December 31, 2013, respectively	93,911	64,933
Prepaid expenses and other assets	19,042	19,451
Deferred tax assets	3,752	4,626
Total current assets	175,098	161,627
Marketable securities	3,833	4,988
Property and equipment, net	104,165	106,106
Goodwill	137,373	137,743
Intangible assets, net	99,997	101,963
Deferred tax assets	3,175	4,210
Other assets	9,899	10,382
Total assets	$533,540	$527,019

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,145	$9,528
Accrued expenses	29,717	37,919
Deferred revenues	12,182	15,372
Contingent consideration obligation	22	22
Total current liabilities	48,066	62,841
Lease financing obligation - long term	9,247	9,252
Contingent consideration obligation - long-term	6,079	4,468
Other liabilities	3,686	2,819
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000 shares authorized, 0 shares issued and outstanding at March 31, 2014 and December 31, 2013	—	—
Common stock, $0.0001 par value; 100,000 shares authorized, 44,913 and 44,456 shares issued; 41,146 and 40,663 outstanding at March 31, 2014 and December 31, 2013, respectively	4	4
Treasury stock, at cost (3,767 and 3,793 shares at March 31, 2014 and December 31, 2013, respectively)	(66,770)	(67,104)
Additional paid-in capital	403,550	393,644
Accumulated other comprehensive income (loss)	276	(723)
Retained earnings	129,402	121,818
Total stockholders’ equity	466,462	447,639
Total liabilities and stockholders’ equity	$533,540	$527,019

See accompanying notes to consolidated financial statements.

SYNCHRONOSS TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2014	2013

Net revenues	$98,477	$78,276
Costs and expenses:
Cost of services*	39,979	32,131
Research and development	15,541	16,718
Selling, general and administrative	17,125	14,652
Net change in contingent consideration obligation	1,211	433
Restructuring charges	—	5,172
Depreciation and amortization	12,266	8,969
Total costs and expenses	86,122	78,075
Income from operations	12,355	201
Interest income	49	86
Interest expense	(420)	(232)
Other income (expense)	796	(258)
Income before income tax expense	12,780	(203)
Income tax (expense) benefit	(5,196)	679
Net income	$7,584	$476
Net income per common share:
Basic	$0.19	$0.01
Diluted	$0.19	$0.01
Weighted-average common shares outstanding:
Basic	39,769	38,121
Diluted	40,655	39,089

Comprehensive income (loss)	$8,583	$(2,001)

*         Cost of services excludes depreciation and amortization which is shown separately.

See accompanying notes to consolidated financial statements.

SYNCHRONOSS TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2014	2013
Operating activities:
Net income	$7,584	$476
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization expense	12,266	8,969
Amortization of bond premium	74	86
Deferred income taxes	3,112	(118)
Non-cash interest on leased facility	230	229
Stock-based compensation	5,842	4,910
Changes in operating assets and liabilities:
Accounts receivable, net of allowance for doubtful accounts	(28,935)	5,519
Prepaid expenses and other current assets	816	4,499
Other assets	465	(384)
Accounts payable	(3,388)	(2,639)
Accrued expenses	(8,743)	(11,126)
Contingent consideration obligation	1,611	241
Excess tax benefit from the exercise of stock options	(385)	—
Other liabilities	1,249	1,247
Deferred revenues	(3,204)	3,325
Net cash (used in) provided by operating activities	(11,406)	15,234
Investing activities:
Purchases of fixed assets	(8,044)	(10,964)
Purchases of marketable securities available-for-sale	(1,244)	(13)
Maturities of marketable securities available-for-sale	315	4,791
Net cash used in investing activities	(8,973)	(6,186)
Financing activities:
Proceeds from the exercise of stock options	3,273	6,212
Excess tax benefit from the exercise of stock options	385	—
Proceeds from the sale of treasury stock in connection with an employee stock purchase plan	740	670
Repayments of capital obligations	(324)	(760)
Net cash provided by financing activities	4,074	6,122
Effect of exchange rate changes on cash	64	(82)
Net (decrease) increase in cash and cash equivalents	(16,241)	15,088
Cash and cash equivalents at beginning of period	63,512	36,028
Cash and cash equivalents at end of period	$47,271	$51,116

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$717	$337

See accompanying notes to consolidated financial statements.

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

(in thousands, except per share data unless otherwise noted)

The consolidated financial statements as of March 31, 2014 and for the three months ended March 31, 2014 and 2013 are unaudited, but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. They do not include all of the information and footnotes required by U.S. generally accepted accounting principles (GAAP) for complete financial statements and should be read in conjunction with the consolidated financial statements and notes in the Annual Report of Synchronoss Technologies, Inc. incorporated by reference in the Company’s annual report on Form 10-K for the year ended December 31, 2013.  The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation. The Company has no unconsolidated subsidiaries or investments accounted for under the equity method. The results reported in these consolidated financial statements should not necessarily be taken as indicative of results that may be expected for the entire year. The balance sheet at December 31, 2013 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. Certain amounts from the prior year’s financial statements have been reclassified to conform to the current year’s presentation.

1. Description of Business

Synchronoss Technologies, Inc. (the “Company” or “Synchronoss”) is a mobile innovation company that provides cloud solutions and software-based activation for connected devices globally.  Such services include intelligent connectivity management and content synchronization, backup and sharing, as well as device and service procurement, provisioning, activation, support, that enable communications service providers (CSPs), cable operators/multi-services operators (MSOs), original equipment manufacturers (OEMs) with embedded connectivity (e.g. smartphones, laptops, tablets and mobile Internet devices, such as automobiles, wearables for personal health and wellness, and connected homes), multi-channel retailers and other customers to accelerate and monetize their go-to-market strategies for connected devices. This includes automating subscriber activation, order management, upgrades, service provisioning and connectivity and content management from any sales channel to any communication service (wireless or wireline), across any connected device type and managing the content transfer, synchronization and share.  The Company’s global solutions touch all aspects of connected devices on the mobile Internet.

The Company’s Synchronoss Personal Cloud™ solution targets individual consumers while the Synchronoss WorkSpace™ solution focuses on providing a secure, integrated file sharing and collaboration solution for small and medium businesses.  In addition, the Company’s Integrated Life™ platform is specifically designed to power the activation of the devices and technologies that seamlessly connect today’s consumer and leverage the Company’s cloud assets to manage these devices and contents associated with them. The Integrated Life™ platform enables Synchronoss to drive a natural extension of their mobile activations and cloud services with leading wireless networks around the world to link other non-traditional devices — (i.e., automobiles, wearables for personal health and wellness, and connected homes).

The Company’s Activation Services, Synchronoss Personal Cloud™, Synchronoss WorkSpace™, and Synchronoss Integrated Life™ platforms provide end-to-end seamless integration between customer-facing channels/applications, communication services, or devices and “back-office” infrastructure-related systems and processes. The Company’s customers rely on Synchronoss’ solutions and technology to automate the process of activation and content and settings management for their customers’ devices while delivering additional communication services. The Synchronoss Integrated Life™ platform brings together the capabilities of device/service activation with content and settings management to provide a seamless experience of activating and managing non-traditional devices. The Company’s platforms also support automated customer care processes through use of accurate and effective speech processing technology and enable the Company’s customers to offer their subscribers the ability to store in and retrieve from the Cloud their personal and work content and data which resides on their connected mobile devices, such as personal computers, smartphones and tablets.  The Company’s platforms are designed to be carrier-grade, high availability, flexible and scalable to enable multiple converged communication services to be managed across multiple distribution channels, including e-commerce, m-commerce, telesales, customer stores, indirect and other retail outlets, allowing Synchronoss to meet the rapidly changing and converging services and connected devices offered by the Company’s customers. The Company enables its customers to acquire, retain and service subscribers quickly, reliably and cost-effectively by enabling backup, restore, synchronization and sharing of subscriber

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (Continued)

(in thousands, except per share data unless otherwise noted)

content.  Through the use of the Company’s platforms, customers can simplify the processes associated with managing the customer experience for procuring, activating, connecting, backing-up, synchronizing and social media and enterprise-wide sharing/collaboration connected devices and contents from these devices and associated services.  The extensibility, scalability, reliability and relevance of the Company’s platforms enable new revenue streams and retention opportunities for customers through new subscriber acquisitions, sale of new devices, accessories and new value-added service offerings in the Cloud, while optimizing their cost of operations and enhancing customer experience.

The Company currently operates in and markets its solutions and services directly through its sales organizations in North America, Europe and Asia-Pacific.

The Company’s industry-leading customers include Tier 1 mobile service providers such as AT&T Inc., Verizon Wireless, Vodafone, Orange, Sprint, Telstra and U.S. Cellular, Tier 1 cable operators/MSOs and wireline operators like AT&T Inc., Comcast, Cablevision, Charter, CenturyLink, Mediacom and Level 3 Communications and large OEMs such as Apple and Ericsson. These customers utilize the Company’s platforms, technology and services to service both consumer and business customers.

2. Basis of Presentation and Consolidation

For further information about the Company’s basis of presentation and consolidation or its significant accounting policies, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2013.

Impact of Recently Issued Accounting Standards

In March 2013, the FASB issued ASU 2013-05, which permits an entity to release cumulative translation adjustments into net income when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity.  Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided, or, if a controlling financial interest is no longer held. The revised standard is effective for fiscal years beginning after December 15, 2013. The Company adopted this standard effective January 1, 2014.  The Company’s adoption of this standard did not have a significant impact on its consolidated financial statements.

In July 2013, the FASB issued ASU 2013-11, which provides that a liability related to an unrecognized tax benefit would be offset against a deferred tax asset instead of presented gross for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed.  This new standard is effective for fiscal years beginning after December 15, 2013.  The Company adopted this standard effective January 1, 2014.  The Company’s adoption of this standard did not have a significant impact on its consolidated financial statements.

3. Earnings per Common Share

The Company calculates basic and diluted per share amounts based on net earnings adjusted for the effects to earnings that would result if contingently issuable shares related to contingent consideration to be settled in the Company’s stock were reported as equity for the periods presented.  Basic earnings per share is calculated by using the weighted-average number of common shares outstanding during the period. The diluted earnings per share calculation is based on the weighted-average number of shares of common stock outstanding adjusted for the number of additional shares that would have been outstanding had all potentially dilutive common shares been issued. Potentially dilutive shares of common stock include stock options and non-vested share awards.  The dilutive effects of stock options and restricted stock awards are based on the treasury stock method.  The dilutive effects of the contingent consideration to be settled in stock are calculated as if the contingently issuable shares were outstanding as of the beginning of the period.  The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net income

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (Continued)

(in thousands, except per share data unless otherwise noted)

attributable to common stockholders per common share. Stock options that are anti-dilutive and excluded from the following table totaled 1,642 and 1,841 for the three months ended March 31, 2014 and 2013, respectively.

	Three Months Ended March 31,
	2014	2013
Numerator:
Net income attributable to common stockholders	$7,584	$476
Denominator:
Weighted average common shares outstanding — basic	39,769	38,121
Dilutive effect of:
Options and unvested restricted shares	886	968
Weighted average common shares outstanding — diluted	40,655	39,089

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

The following is a summary of assets and liabilities held by the Company and their related classifications under the fair value hierarchy:

	March 31, 2014	December 31, 2013
Level 1 (A)	$52,675	$68,911
Level 2 (B)	9,551	8,694
Level 3 (C)	(6,101)	(4,490)
Total	$56,125	$73,115

(A)      Level 1 assets include money market funds and enhanced income money market funds which are classified as cash equivalents and marketable securities, respectively.

(B)      Level 2 assets include certificates of deposit, municipal bonds and corporate bonds which are classified as marketable securities.

(C)      Level 3 liabilities include the contingent consideration obligation.

The Company utilizes the market approach to measure fair value for its financial assets. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets. The Company’s marketable securities investments classified as Level 2 primarily utilize broker quotes in a non-active market for valuation of these securities. No transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy occurred during the three months ended March 31, 2014.

The aggregate fair value of available-for-sale securities and aggregate amount of unrealized gains and losses for available-for-sale securities at March 31, 2014 were as follows:

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (Continued)

(in thousands, except per share data unless otherwise noted)

		Aggregate Amount of
	Aggregate	Unrealized
	Fair Value	Gains	Losses
Due in one year or less	$11,122	$9	$(32)
Due after one year, less than five years	3,833	12	(1)
	$14,955	$21	$(33)

The aggregate fair value of available-for-sale securities and aggregate amount of unrealized gains and losses for available-for-sale securities at December 31, 2013 were as follows:

		Aggregate Amount of
	Aggregate	Unrealized
	Fair Value	Gains	Losses
Due in one year or less	$9,105	$5	$(32)
Due after one year, less than five years	4,988	11	(2)
	$14,093	$16	$(34)

Unrealized gains and losses are reported as a component of accumulated other comprehensive loss in stockholders’ equity. The cost of securities sold is based on the specific identification method. The Company evaluates investments with unrealized losses to determine if the losses are other than temporary. The Company has determined that the gross unrealized losses at March 31, 2014 and December 31, 2013 are temporary. In making this determination, the Company considered the financial condition, credit ratings and near-term prospects of the issuers, the underlying collateral of the investments, and the magnitude of the losses as compared to the cost and the length of time the investments have been in an unrealized loss position. Additionally, while the Company classifies the securities as available-for-sale, the Company does not currently intend to sell such investments and it is more likely than not to recover the carrying value prior to being required to sell such investments.

The Company determined the fair value of the contingent consideration obligation based on a probability-weighted income approach derived from quarterly revenue estimates and a probability assessment with respect to the likelihood of achieving the various performance criteria. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement.  The significant unobservable inputs used in the fair value measurement of the Company’s contingent consideration obligation are the probabilities of achieving certain financial targets and contractual milestones.  Significant increases (decreases) in any of those probabilities in isolation may result in a higher (lower) fair value measurement.  No changes in valuation techniques occurred during the three months ended March 31, 2014.

The changes in fair value of the Company’s Level 3 contingent consideration obligation during the three months ended March 31, 2014 were as follows:

Level 3
Balance at December 31, 2013	$4,490
Fair value adjustment to contingent consideration obligation included in net income	1,211
Earn-out compensation due to Strumsoft employees	400
Balance at March 31, 2014	$6,101

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (Continued)

(in thousands, except per share data unless otherwise noted)

5. Stockholders’ Equity

Stock Options

The Company uses the Black-Scholes option pricing model for determining the estimated fair value for stock-based awards. The weighted-average assumptions used in the Black-Scholes option pricing model are as follows:

	Three Months Ended March 31,
	2014	2013
Expected stock price volatility	63%	66%
Risk-free interest rate	1.54%	0.85%
Expected life of options (in years)	4.28	4.49
Expected dividend yield	0%	0%

The weighted-average fair value (as of the date of grant) of the options was $16.20 and $15.71 per share for the three months ended March 31, 2014 and 2013, respectively.  During the three months ended March 31, 2014 and 2013, the Company recorded total pre-tax stock-based compensation expense of $5.8 million ($3.8 million after tax or $ 0.09  per diluted share) and $4.9 million ($3.3  million after tax or $0.09 per diluted share), respectively, which includes the fair value for equity awards issued after January 1, 2006.  The total stock-based compensation cost related to non-vested equity awards not yet recognized as an expense as of March 31, 2014 was approximately $42.5 million. That cost is expected to be recognized over a weighted-average period of approximately 2.61 years.

The following table summarizes information about stock options outstanding as of March 31, 2014:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
Options	Options	Exercise Price	Term (Years)	Value
Outstanding at December 31, 2013	3,315	$23.97
Options Granted	477	32.07
Options Exercised	(175)	18.71
Options Cancelled	(42)	26.73
Outstanding at March 31, 2014	3,575	$25.27	4.46	$32,823
Vested or expected to vest at March 31, 2014	3,345	$24.90	4.33	$31,992
Exercisable at March 31, 2014	2,104	$22.08	3.46	$26,238

A summary of the Company’s non-vested restricted stock at March 31, 2014, and changes during the three months ended March 31, 2014, is presented below:

Non-Vested Restricted Stock	Number of Awards
Non-vested at December 31, 2013	1,120
Granted	319
Vested	(236)
Forfeited	(37)
Non-vested at March 31, 2014	1,166

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (Continued)

(in thousands, except per share data unless otherwise noted)

Employee Stock Purchase Plan

On February 1, 2012, the Company established a ten year Employee Stock Purchase Plan (ESPP or the Plan) for certain eligible employees.  The Plan is to be administered by the Company’s Board of Directors.  The total number of shares available for purchase under the Plan is 500 shares of the Company’s Common Stock.  Employees participate over a six month period through payroll withholdings and may purchase, at the end of the six month period, the Company’s Common Stock at the lower of 85% of the fair market value on the first day of the offering period or the fair market value on the purchase date.  No participant will be granted a right to purchase Common Stock under the Plan if such participant would own more than 5% of the total combined voting power of the Company.  In addition, no participant may purchase more than a thousand shares of Common Stock within any purchase period.

The expected life of ESPP shares is the average of the remaining purchase period under each offering period.  The weighted-average assumptions used to value employee stock purchase rights are as follows:

	Three Months Ended March 31,
	2014	2013
Expected stock price volatility	64%	67%
Risk-free interest rate	0.08%	0.14%
Expected life (in years)	0.50	0.50
Expected dividend yield	0%	0%

During the three months ended March 31, 2014 and 2013, the Company recorded $199 and $178, respectively, of compensation expense related to the ESPP.  During the three months ended March 31, 2014 and 2013, the Company sold a total of 27 and 35 shares, respectively, of its Treasury Stock pursuant to purchases under its ESPP Plan.  Cash received from purchases through the ESPP Plan during the three months ended March 31, 2014 and 2013, was approximately $740 and $670, respectively, and is included within the financing activities section of the consolidated statements of cash flows.  The total unrecognized compensation expense related to the ESPP as of March 31, 2014 was approximately $157, which is expected to be recognized over the remainder of the offering period.

6. Restructuring Charges

In January 2013, the Company initiated a work-force reduction of approximately 10 percent as part of a corporate restructuring, with reductions occurring across all levels and departments within the Company.  This measure was intended to reduce costs and to align the Company’s resources with its key strategic priorities.  Additionally, in relation to the work-force reduction, the Company initiated a facilities consolidation, beginning the process of closing one of its leased locations in Seattle, WA.  The Company did not record any additional restructuring charges during the three months ended March 31, 2014.  At March 31, 2014, there were no unpaid restructuring charges classified under accrued expenses on the balance sheet.

A summary of the Company’s restructuring accrual at December 31, 2013, and changes during the three months ended March 31, 2014, is presented below:

	Balance at				Balance at
	December 31, 2013	Charges	Payments	Adjustments	March 31, 2014
Facilities consolidation	$128	—	(128)	—	$—
Total	$128	$—	$(128)	$—	$—

7. Accumulated Other Comprehensive Income (Loss)

Comprehensive income (loss) was as follows:

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (Continued)

(in thousands, except per share data unless otherwise noted)

	Three Months Ended March 31,
	2014	2013
Net income	$7,584	$476
Translation adjustments	995	(2,475)
Unrealized gain (loss) on securities, (net of tax)	4	(2)
Total other comprehensive income (loss)	$8,583	$(2,001)

The changes in accumulated other comprehensive income (loss) during the three months ended March 31, 2014, are as follows, net of tax:

		Unrealized
		Holding Gains on
	Foreign	Available-for-Sale
	Currency	Securities	Total
Balance at December 31, 2013	$(712)	$(11)	$(723)
Other comprehensive income before reclassifications	995	4	999
Total other comprehensive income (loss)	995	4	999
Balance at March 31, 2014	$283	$(7)	$276

8. Goodwill

The Company recorded Goodwill which represents the excess of the purchase price over the fair value of assets acquired, including other definite-lived intangible assets. Goodwill is not amortized, but reviewed annually for impairment or upon the occurrence of events or changes in circumstances that would more likely than not reduce the fair value of the reporting unit below its carrying amount.

Goodwill changed for the three months ended March 31, 2014:

Balance at December 31, 2013	$137,743
Reclassifications, adjustments and other	(1,247)
Translation adjustments	877
Balance at March 31, 2014	$137,373

The reclassification adjustment of $1.2 million is primarily related to an increase in the Company’s deferred taxes in connection with a foreign tax election.

9. Credit Facility

In September 2013, the Company entered into a Credit Agreement (the Credit Facility) with JP Morgan Chase Bank, N.A., as administrative agent, Wells Fargo Bank, National Association, as syndication agent and Capital One, National Association and KeyBank National Association, as co-documentation agents.  The Credit Facility, which will be used for general corporate purposes, is a $100 million unsecured revolving line of credit that matures on September 27, 2018.  Synchronoss has the right to request an increase in the aggregate principal amount of the Credit Facility to $150 million.  As of March 31, 2014, Synchronoss has not drawn down any funds under the Credit Facility.

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED (Continued)

(in thousands, except per share data unless otherwise noted)

The Credit Facility is subject to certain financial covenants.  As of March 31, 2014, the Company was in compliance with all required covenants and there were no outstanding balances on the Credit Facility.

10. Legal Matters

The Company’s 2011 acquisition agreement with Miyowa SA provided that former shareholders of Miyowa SA would be eligible for earn-out payments, to the extent specified business milestones were achieved following the acquisition.  In December 2013, Eurowebfund and Bakamar, two former shareholders of Miyowa SA filed a complaint against the Company in the Commercial Court of Paris, France claiming that they are entitled to certain earn-out payments under the acquisition agreement.  The Company was served with a copy of this complaint in January 2014.  The Company believes Miyowa SA failed to meet the criteria required for it to pay the claimed amounts and that no earn-out payments are owed.  Although the Company cannot predict the outcome of the lawsuit due to the inherent uncertainties of litigation, it believes the positions of Eurowebfund and Bakamar are without merit, and the Company intends to vigorously defend against all claims brought by them.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the information set forth in our consolidated financial statements and related notes included elsewhere in this quarterly report on Form 10-Q and in our annual report Form 10-K for the year ended December 31, 2013. This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to risks and uncertainties and are based on the beliefs and assumptions of our management as of the date hereof based on information currently available to our management. Use of words such as “believes,” “expects,” “anticipates,” “intends,” “plans,” “hopes,” “should,” “continues,” “seeks,” “likely” or similar expressions, indicate a forward-looking statement. Forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions. Actual results may differ materially from the forward-looking statements we make. We caution investors not to place substantial reliance on the forward-looking statements included in this report. These statements speak only as of the date of this report (unless another date is indicated), and we undertake no obligation to update or revise the statements in light of future developments.  All numbers are expressed in thousands unless otherwise stated.

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

Our Synchronoss Personal Cloud™ solution targets individual consumers while our Synchronoss WorkSpace™ solution focuses on providing a secure, integrated file sharing and collaboration solution for small and medium businesses.  In addition, our Integrated Life™ platform is specifically designed to power the activation of the devices and technologies that seamlessly connect today’s consumer and leverage our cloud assets to manage these devices and contents associated with them. The Integrated Life™ platform enables us to drive a natural extension of our mobile activations and cloud services with leading wireless networks around the world to link other non-traditional devices — (i.e., automobiles, wearables for personal health and wellness, and connected homes).

Our Activation Services, Synchronoss Personal Cloud™, Synchronoss WorkSpace™, and Synchronoss Integrated Life™ platforms provide end-to-end seamless integration between customer-facing channels/applications, communication services, or devices and “back-office” infrastructure-related systems and processes. Our customers rely on our solutions and technology to automate the process of activation and content and settings management for their customers’ devices while delivering additional communication services. Our Synchronoss Integrated Life™ platform brings together the capabilities of device/service activation with content and settings management to provide a seamless experience of activating and managing non-traditional devices.  Our platforms also support automated customer care processes through use of accurate and effective speech processing technology and enable our customers to offer their subscribers the ability to store in and retrieve from the Cloud their personal and work content and data which resides on their connected mobile devices, such as personal computers, smartphones and tablets.  Our platforms are designed to be carrier-grade, high availability, flexible and scalable to enable multiple converged communication services to be managed across multiple distribution channels, including e-commerce, m-commerce, telesales, customer stores, indirect and other retail outlets, allowing us to meet the rapidly changing and converging services and connected devices offered by our customers. We enable our customers to acquire, retain and service subscribers quickly, reliably and cost-effectively by enabling backup, restore, synchronization and sharing of subscriber content.  Through the use of our platforms, our customers can simplify the processes associated with managing the customer experience for procuring, activating, connecting, backing-up, synchronizing and social media and enterprise-wide sharing/collaboration connected devices and contents from these devices and associated services.  The extensibility, scalability, reliability and relevance of our platforms enable new revenue streams and retention opportunities for our customers through new subscriber acquisitions, sale of new devices, accessories and new value-added service offerings in the Cloud, while optimizing their cost of operations and enhancing customer experience.

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

Revenues

We generate a substantial portion of our revenues on a per-transaction or subscription basis, which is derived from contracts that extend up to 60 months from execution. For the three months ended March 31, 2014 and 2013, we derived approximately 70% and 65%, respectively, of our revenues from transactions processed and subscription arrangements.  The remainder of our revenues was generated from professional services and licenses.  This is a result of new subscription arrangements with our existing customers.

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

Our five largest customers accounted for 79% and 74% of net revenues for the three months ended March 31, 2014 and 2013, respectively.  Of these customers, AT&T and Verizon Wireless each accounted for more than 10% of our revenues for the three months ended March 31, 2014 and 2013.  See “Risk Factors” for certain matters bearing risks on our future results of operations.

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

Current Trends Affecting Our Results of Operations

Business from our Activation Platforms and Synchronoss Cloud Solutions has been driven by the unprecedented growth in mobile devices globally. Certain industry trends, such as Next programs from AT&T have resulted in faster device upgrade cycles by customers precipitating in increased device order transactions and activations. With mobile devices becoming content rich and acting as a replacement for other traditional devices like PC’s, the need to securely back up content from mobile devices, sync it with other devices and share it with others in their community of family, friends and business associates have become essential needs. The major Tier 1 carriers are also publicly discussing achieving 500% penetration (multiple connected devices per user) by enabling connectivity to non-traditional devices. Such devices include connected cars, health and wellness devices, connected home and health care. The need for these devices to be activated, managed and the contents from them to be stored in a common cloud are also expected to be drivers of our businesses in the long term.

Bring Your Own Technology (BYOT/BYOD) is impacting the work environment for Small and Medium Businesses, which find themselves in a position where they need to offer their employees a safe environment to share and collaborate on their work documents and files via mobile devices. Leveraging our Synchronoss Personal Cloud™ solution infrastructure and technology to build our Synchronoss WorkSpace™ solution for this purpose is enabling us to serve a completely new market, which we believe will also contribute to our growth.

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

We continue to advance our plans for the expansion of our platforms’ footprint with broadband carriers and international mobile carriers to support connected devices and multiple networks through our focus on transaction management and cloud-based services for back up, synchronization and sharing of content. Our initiatives with AT&T, Verizon Wireless, Vodafone and other CSPs continue to grow both with our current businesses as well as new products. We are also exploring additional opportunities through merger and acquisition activities to support our customer, product and geographic diversification strategies.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements in accordance with GAAP requires us to utilize accounting policies and make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingencies as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during a fiscal period. The Securities and Exchange Commission (SEC) considers an accounting policy to be critical if it is important to a company’s financial condition and results of operations, and if it requires significant judgment and estimates on the part of management in its application. We have discussed the selection and development of the critical accounting policies with the audit committee of our Board of Directors, and the audit committee has reviewed our related disclosures in this Form 10-Q.  Although we believe that our judgments and estimates are appropriate, correct and reasonable under the circumstances, actual results may differ from those estimates.  If actual results or events differ materially from those contemplated by us in making these estimates, our reported financial condition and results of operations for future periods could be materially affected. See “Risk Factors” for certain matters bearing risks on our future results of operations.

We believe that of our significant accounting policies, which are described in Note 2 in our Annual Report on Form 10-K for the year ended December 31, 2013, the following accounting policies involve a greater degree of judgment and complexity.  Accordingly, these are the policies which we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations:

•                  Revenue Recognition and Deferred Revenue

•                  Allowance for Doubtful Accounts

•                  Income Taxes

•                  Goodwill and Impairment of Long-Lived Assets

•                  Business Combinations

•                  Stock-Based Compensation

There were no significant changes in our critical accounting policies and estimates discussed in our Form 10-K during the three months ended March 31, 2014.  Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2013 for a more complete discussion of our critical accounting policies and estimates.

Results of Operations

Three months ended March 31, 2014 compared to the three months ended March 31, 2013

The following table presents an overview of our results of operations for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014		2013		2014 vs 2013
	$	% of Revenue	$	% of Revenue	$ Change	% Change
	(in thousands)
Net revenues	$98,477	100.0%	$78,276	100.0%	$20,201	25.8%

Cost of services*	39,979	40.6%	32,131	41.0%	7,848	24.4%
Research and development	15,541	15.8%	16,718	21.4%	(1,177)	(7.0)%
Selling, general and administrative	17,125	17.4%	14,652	18.7%	2,473	16.9%
Net change in contingent consideration obligation	1,211	1.2%	433	0.6%	778	179.7%
Restructuring charges	—	0.0%	5,172	6.6%	(5,172)	100.0%
Depreciation and amortization	12,266	12.5%	8,969	11.5%	3,297	36.8%
	86,122	87.5%	78,075	99.7%	8,047	10.3%

Income from operations	$12,355	12.5%	$201	0.3%	$12,154	6,046.8%

*         Cost of services excludes depreciation and amortization which is shown separately.

Net Revenues. Net revenues increased $20.2 million to $98.5 million for the three months ended March 31, 2014, compared to the same period in 2013.  This increase was due primarily to the expansion of our services provided to our customers.  Transaction and subscription revenues as a percentage of sales were 70% or $68.6 million for the three months ended March 31, 2014 compared to 65% or $51.0 million for the same period in 2013.  The increase in transaction and subscription revenue is primarily due to new subscription arrangements with our existing customers.  Professional service and license revenues as a percentage of sales were 30% or $29.9 million for the three months ended March 31, 2014, compared to 35% or $27.3 million for the same period in 2013.

Net revenues related to Activation Services remained the same at $54.8 million for the three months ended March 31, 2014 compared to the same period in 2013.  Net revenues related to Activation Services represented 56% for the three months ended March 31, 2014, compared to 70% for the same period in 2013.  Net revenues related to our Cloud Services increased by $20.2 million to $43.7 million of our revenues for the three months ended March 31, 2014 compared to the same period in 2013.  Net revenues related to our Cloud Services represented 44% for the three months ended March 31, 2014, compared to 30% for the same period in 2013.  The increase in our Cloud Service performance was a result of a strong adoption of cloud offering across our customer base.

Expenses

Cost of Services.  Cost of services increased $7.8 million to $40.0 million for the three months ended March 31, 2014, compared to the same period in 2013, due primarily to an increase of $4.3 million in co-location costs related to the increased call volume and capacity associated with our data facilities.  There was also an increase of $2.4 million in outside consulting expense, due to our increased use of third party exception handling vendors as a result of increased call volume.  Additionally, our personnel and related costs increased $1.3 million primarily as a result of our continued growth in existing and new programs with our customers.  As a result of increased revenues, cost of services as a percentage of revenues slightly decreased to 40.6% for the three months ended March 31, 2014, as compared to 41.0% for the three months ended March 31, 2013.

Research and Development.  Research and development expense decreased $1.2 million to $15.5 million for the three months ended March 31, 2014, compared to the same period in 2013 primarily due to the capitalization of software development costs related to the Synchronoss WorkSpaceTM solution. There were no such costs capitalized for the three months ended March 31, 2013. We also incurred higher travel expenses in the three months ended March 31, 2013 as a result of integration work performed at our acquired entities that did not repeat in the same period in 2014.  Research and development expense as a percentage of revenues decreased to 15.8% for three months ended March 31, 2014 as compared to 21.4% for the three months ended March 31, 2013.

Selling, General and Administrative.  Selling, general and administrative expense increased $2.5 million to $17.1 million for the three months ended March 31, 2014, compared to the same period in 2013.  There was an increase of $179 thousand in personnel and related costs and an increase of $900 thousand in stock-based compensation.  The increase in personnel and related costs primarily relates to the earn-out compensation due to the former owners and employees of Strumsoft, Inc. (“Strumsoft”).  Our marketing expense increase of $837 thousand related to our expanded marketing activities associated with rebranding and the launch of our new products.  The remaining increase of $207 thousand related to telecommunications and facility costs that were impacted by the increase of our common area maintenance costs and $404 thousand related to outside consultant costs supporting various strategic projects.  As a result of increased revenues, selling, general and administrative expense as a percentage of revenues decreased to 17.4% for the three months ended March 31, 2014, compared to 18.7% for the three months ended March 31, 2013.

Net change in contingent consideration obligation.  The net change in contingent consideration obligation resulted in a $1.2 million increase of the contingent consideration obligation for the three months ended March 31, 2014 driven by changes in the fair value estimates related to the weighted probability of achieving revenue milestones for the Strumsoft earn-out.  The $433 thousand increase of the fair value change in the contingent consideration liability for the three months ended March 31, 2013 was due to the change in the estimate of the fair value of the contingent consideration obligation related to the Miyowa S.A. (“Miyowa”) and SpeechCycle, Inc. (“SpeechCycle”) earn-outs, primarily due to changes in the probability of achieving revenue and product milestones.

Restructuring charges. There were no restructuring charges recorded for the three months ended March 31, 2014.  Restructuring charges were $5.2 million for the three months ended March 31, 2013, as a result of the January 2013 work-force reduction plan to reduce costs and align our resources with our key strategic priorities.  We recorded restructuring charges of $4.6 million and $555 thousand during the three months ended March 31, 2013 for employment termination costs and minimum lease payments, respectively.

Depreciation and amortization. Depreciation and amortization expense increased $3.3 million to $12.3 million for the three months ended March 31, 2014, compared to the same period in 2013, primarily related to the increase in depreciable fixed assets necessary for the continued expansion of our platforms and amortization of our newly acquired intangible assets of Strumsoft.  Depreciation and amortization expense as a percentage of revenues increased to 12.5% for the three months ended March 31, 2014, as compared to 11.5% for the three months ended March 31, 2013.

Income from Operations.  Income from operations increased $12.2 million to $12.4 million for the three months ended March 31, 2014, compared to the same period in 2013.  This was due primarily to increased revenues and no restructuring activities offset by increased charges related to the net change in contingent consideration obligation, increases in depreciable fixed assets, intangible amortization and the additional costs associated with our acquired operations.  Income from operations as a percentage of revenues increased to 12.5% for the three months ended March 31, 2014, as compared to 0.3% for the three months ended March 31, 2013.

Interest income.  Interest income decreased $37 thousand to $49 thousand for the three months ended March 31, 2014, compared to the same period in 2013.

Interest expense.  Interest expense increased $188 thousand to $420 thousand for the three months ended March 31, 2014, compared to the same period in 2013.

Other income (expense).  Other income (expense) increased $1.1 million to $796 thousand for the three months ended March 31, 2014, compared to the same period in 2013.  Other income (expense) increased primarily due to an increase in New York state refundable research and development tax credits domestically, upon the state’s completion of its audit, and changes in foreign currency exchange rate fluctuations.

Income Tax.  We recognized approximately ($5.2) million and $679 thousand in related tax (expense) benefit during the three months ended March 31, 2014 and 2013, respectively.  Our effective tax rate was approximately 40.7% for the three months ended March 31, 2014, which was higher than our U.S. federal statutory rate primarily due to the unfavorable impact of the fair market value adjustment for the contingent consideration obligation related to the Strumsoft earn-out.  Our effective tax rate was not meaningful for the three months ended March 31, 2013 due to a small pre-tax loss and due to recognizing the 2012 tax credit for research and experimentation expenses as a discrete benefit in the quarter, in accordance with the date of enactment of the American Taxpayer Relief Act of 2012.  We review the expected annual effective income tax rate and make changes on a quarterly basis as necessary based on certain factors such as changes in forecasted annual operating income, changes to the actual and forecasted permanent book-to-tax differences, and changes resulting from the impact of tax law changes.

Liquidity and Capital Resources

Our principal source of liquidity has been cash provided by operations. Our cash, cash equivalents and marketable securities balance was $62.2 million at March 31, 2014, a decrease of $15.4 million as compared to the balance at December 31, 2013.  During the three months ended March 31, 2014, cash was used in operations due to increased days sales outstanding, as a result of the timing of collections of our receivables in addition to the payment of our annual bonus and related payroll obligations.  We anticipate that our principal uses of cash in the future will be to fund the expansion of our business through both organic growth as well as possible acquisition activities and the expansion of our customer base internationally.  Uses of cash will also include facility and technology expansion, capital expenditures, and working capital.

In September 2013, we entered into a Credit Agreement (the Credit Facility) with JP Morgan Chase Bank, N.A., as administrative agent, Wells Fargo Bank, National Association, as syndication agent and Capital One, National Association and KeyBank National Association, as co-documentation agents.  The Credit Facility, which will be used for general corporate purposes, is a $100 million unsecured revolving line of credit that matures on September 27, 2018.  We have the right to request an increase in the aggregate principal amount of the Credit Facility to $150 million.  We have not drawn down any funds under the Credit Facility.

The Credit Facility is subject to certain financial covenants.  As of March 31, 2014, we were in compliance with all required covenants and there were no outstanding balances on the Credit Facility.

At March 31, 2014, our non-U.S. subsidiaries held approximately $15.9 million of cash and cash equivalents that are available for use by all of our operations around the world.  At this time, we believe these funds are permanently reinvested.  However, if these funds were repatriated to the U.S. or used for U.S. operations, certain amounts could be subject to U.S. tax for the incremental amount in excess of the foreign tax paid.

Discussion of Cash Flows

Cash flows from operations. Net cash used in operating activities for the three months ended March 31, 2014 was $11.4 million, as compared to $15.2 million provided for the same period in 2013.  Cash flows from operations decreased by approximately $26.6 million.  Among the changes in working capital, the increase in days of sales outstanding, caused by the timing of our receivable collections, accounted for most of the decrease.  Additionally, our cash from operations was impacted by the payment of our annual bonus and related payroll obligations.

Cash flows from investing.  Net cash used in investing activities for the three months ended March 31, 2014 was $9.0 million, as compared to $6.2 million used for the same period in 2013.  The increase in net cash used in investing activities for the three months ended March 31, 2014 of $2.8 million as compared to 2013 is primarily due to the timing of our purchases and the maturity of our investments.

Cash flows from financing.  Net cash provided by financing activities for the three months ended March 31, 2014 was $4.1 million, as compared to $6.1 million provided by financing activities for the same period in 2013.  The decrease in net cash provided by financing activities for the three months ended March 31, 2014 of $2.0 million as compared to 2013 is primarily due to a decrease in proceeds from the exercise of stock options.

We believe that our existing cash and cash equivalents, cash generated from our existing operations and our available credit facilities will be sufficient to fund our operations for the next twelve months based on our current business plan.

Effect of Inflation

Although inflation generally affects us by increasing our cost of labor and equipment, we do not believe that inflation has had any material effect on our results of operations for the three months ended March 31, 2014 and 2013.

Impact of Recently Issued Accounting Standards

In March 2013, the FASB issued ASU 2013-05, which permits an entity to release cumulative translation adjustments into net income when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity.  Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided, or, if a controlling financial interest is no longer held.  The revised standard is effective for fiscal years beginning after December 15, 2013.  Our adoption of this standard did not have a significant impact on our consolidated financial statements.

In July 2013, the FASB issued ASU 2013-11, which provides that a liability related to an unrecognized tax benefit would be offset against a deferred tax asset instead of presented gross for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed.  This new standard is effective for fiscal years beginning after December 15, 2013.  Our adoption of this standard did not have a significant impact on our consolidated financial statements.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2014 and December 31, 2013 that have or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part II, “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2013, which could materially affect our business, financial condition or future results.  We believe our exposure associated with these market risks has not changed materially since December 31, 2013.

Foreign Currency Exchange Risk

We conduct business outside of the U.S. in several currencies including the British Pound Sterling, Euro, Australian Dollar, and Indian Rupee. Prior to the third quarter of 2013, several of our subsidiaries that operate outside of the U.S. used the U.S. dollar as the functional currency. Effective July 1, 2013, we changed the functional currencies of those subsidiaries that operate outside of the U.S. to their local currency. The functional currency is translated into U.S. dollars for balance sheet accounts using the month end rates in effect as of the balance sheet date and average exchange rate for revenue and expense accounts for each respective period. The translation adjustments are deferred as a separate component of stockholders’ equity within accumulated other comprehensive income. Gains or losses resulting from transactions denominated in foreign currencies are included in other income or expense, within the consolidated statements of income. The effects of the change in functional currency were not material to our consolidated financial statements.

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

Interest Rate Risk

We are exposed to the risk of interest rate fluctuations on the interest income earned on our cash and cash equivalents. A hypothetical 100 basis point movement in interest rates applicable to our cash and cash equivalents outstanding at March 31, 2014 would increase interest income by less than $34 thousand on an annual basis. We are subject to foreign currency exchange risk with respect to cash balances maintained in foreign currencies.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2014.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of March 31, 2014, the end of the period covered by this quarterly report, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in internal controls over financial reporting

We have implemented new financial systems that will continue in phases over the remainder of the year. In connection with this initiative and the resulting changes in our financial systems, the Company continues to enhance the design and documentation of our internal control processes to ensure that controls over our financial reporting remain effective. Except as noted, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 that was conducted during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On August 26, 2011, we filed a complaint in the United States District Court for the District of New Jersey (Civ Act. No. 11-4947 (FLW/LHG) against Newbay Software, Inc. and Newbay Software, Ltd. (collectively, “Newbay”), claiming that Newbay has infringed, and continues to infringe, several of our patents.  On November 28, 2011, Newbay filed an answer to our complaint and asserted certain counterclaims that our patents at issue were invalid.  In December 2012, we entered into a patent license and settlement agreement with Newbay and its parent corporation Research in Motion, Ltd. (“RIM”) (now called BlackBerry) whereby we granted each of RIM and Newbay a limited license to our patents.  As part of the business combination accounting rules we calculated the fair value of the affective settlement using an income approach derived from historical and estimated future cash flow information.  As a result of entering into the patent license and settlement agreement, the parties dismissed the above complaints.

On November 21, 2011, we filed an amended complaint in the United States District Court for the District of New Jersey (Civ Act. No. 3:11-cv-06713) against OnMobile Global Limited, VoxMobili, Inc. and VoxMobili, S.A. (“collectively, VoxMobili”), claiming that VoxMobili has infringed, and continues to infringe, several of our patents. On April 2, 2012, VoxMobili filed an answer to our complaint and asserted certain counterclaims that our patents at issue are invalid.  In March 2013, we entered into a patent license and settlement agreement with OnMobile Global Limited, VoxMobili, Inc. and VoxMobili, S.A. whereby we granted each of these companies (but not their subsidiaries or affiliates) a limited license to our patents.  As a result of entering into the patent license and settlement agreement, the parties filed a joint stipulation to dismiss the above complaint.

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

We are not currently subject to any legal proceedings that could have a material adverse effect on our operations; however, we may from time to time become a party to various legal proceedings arising in the ordinary course of our business.  For instance, on October 4, 2011, we filed a complaint in the United States District Court for the District of New Jersey (Civ Act. No. 3:11-cv-05811 FLW-TJB) against Assurion, Inc. (“Assurion”), claiming that Assurion has infringed, and continues to infringe, several of our patents.  On February 3, 2012, Assurion filed an answer to our complaint and asserted certain counterclaims that our patents at issue are invalid.  On March 23, 2013, the Court stayed this action pending reexamination of several asserted patents in the United States Patent and Trademark Office.  Although due to the inherent uncertainties of litigation, we cannot predict the outcome of the action at this time, we continue to pursue our claims and believe that any counterclaims are without merit, and we intend to defend against all such counterclaims.

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, which could materially affect our business, financial condition or future results. The risks described in our Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.  If any of the risks actually occur, our business, financial condition or results of operations could be negatively affected. In that case, the trading price of our stock could decline, and our stockholders may lose part or all of their investment.

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
10.8

Credit Agreement dated as of September 27, 2013 between the Registrant and JPMorgan Chase Bank, N.A., as Administrative Agent, incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013.

10.9

Cingular Mater Services Agreement, effective September 1, 2005 by and between the Registrant and Cingular Wireless LLC, incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.

10.9.1

Subordinate Material and Services Agreement No. SG021306.S.025 by and between the Registrant and AT&T Services, Inc. dated as of August 1, 2013, including order numbers SG021306.S.025.S.001, SG021306.S.025.S.002, SG021306.S.025.S.003 and SG021306.S.025.S.004, incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013

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

Synchronoss Technologies, Inc.

/s/ Stephen G. Waldis
Stephen G. Waldis
Chairman of the Board of Directors and
Chief Executive Officer
(Principal executive officer)

/s/ Karen L. Rosenberger
Karen L. Rosenberger
Executive Vice President, Chief Financial Officer and Treasurer

May 2, 2014