Form 10-Q/A
period 2014-03-31
SYNCHRONOSS TECHNOLOGIES INC
filed 2014-05-28
CIK 1131554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Shares outstanding of the Registrant’s common stock:

Class	Outstanding at April 28, 2014
Common stock, $0.0001 par value	41,169,027

Explanatory Note

This Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 is being filed to correct the number of shares of our Common Stock, $0.0001 par value, outstanding as of April 28, 2014 on the Form 10-Q cover page. No other information in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 is hereby amended.

We have also updated the signature page, the certifications of our Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2, 32.1 and 32.2 and the financial statements formatted in Extensible Business Reporting Language (XBRL) in Exhibits 101. No other sections were affected, but for the convenience of the reader, this report on Form 10-Q/A restates in its entirety, as amended, our original Quarterly Report on Form 10-Q filed on May 2, 2014. This report on Form 10-Q/A is presented as of the filing date of the original Form 10-Q and does not reflect events occurring after that date, or modify or update disclosures in any way other than as required to reflect the correction described above.

SYNCHRONOSS TECHNOLOGIES, INC.

FORM 10-Q/A INDEX

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit No.	;x	Description
3.2	;x	Restated Certificate of Incorporation of the Registrant, incorporated by reference to Registrant’s Registration Statement on Form S-1 (Commission File No. 333-132080).
3.4	;x	Amended and Restated Bylaws of the Registrant, incorporated by reference to Registrant’s Registration Statement on Form S-1 (Commission File No. 333-132080).
4.2	;x	Form of the Registrant’s Common Stock certificate, incorporated by reference to Registrant’s Registration Statement on Form S-1 (Commission File No. 333-132080).
10.8	;x

Credit Agreement dated as of September 27, 2013 between the Registrant and JPMorgan Chase Bank, N.A., as Administrative Agent, incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013.

10.9	;x

Cingular Mater Services Agreement, effective September 1, 2005 by and between the Registrant and Cingular Wireless LLC, incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.

10.9.1	;x

Subordinate Material and Services Agreement No. SG021306.S.025 by and between the Registrant and AT&T Services, Inc. dated as of August 1, 2013, including order numbers SG021306.S.025.S.001, SG021306.S.025.S.002, SG021306.S.025.S.003 and SG021306.S.025.S.004, incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013

31.1	;x	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2	;x	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1	;x	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and section 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2	;x	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and section 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
101.INS	;x	XBRL Instance Document
101.SCH	;x	XBRL Schema Document
101.CAL	;x	XBRL Calculation Linkbase Document
101.DEF	;x	XBRL Taxonomy Extension Definition Linkbase
101.LAB	;x	XBRL Labels Linkbase Document
101.PRE	;x	XBRL Presentation Linkbase Document

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

May 28, 2014