Form 10-Q
period 2014-06-30
SYNCHRONOSS TECHNOLOGIES INC
filed 2014-08-01
CIK 1131554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended June 30, 2014

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☑  No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer☑	Accelerated filer☐	Non-accelerated filer☐	Smaller Reporting Company☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No☑

Shares outstanding of the Registrant’s common stock:

Class	Outstanding at July 25, 2014
Common stock, $0.0001 par value	41,838,908

SYNCHRONOSS TECHNOLOGIES, INC.

FORM 10-Q INDEX

SYNCHRONOSS TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	June 30, 2014	December 31, 2013

ASSETS
Current assets:
Cash and cash equivalents	$66,940	$63,512
Marketable securities	13,540	9,105
Accounts receivable, net of allowance for doubtful accounts of $321 and $237 at June 30, 2014 and December 31, 2013, respectively	86,681	64,933
Prepaid expenses and other assets	24,705	19,451
Deferred tax assets	3,780	4,626
Total current assets	195,646	161,627
Marketable securities	3,582	4,988
Property and equipment, net	102,696	106,106
Goodwill	140,282	137,743
Intangible assets, net	99,808	101,963
Deferred tax assets	4,150	4,210
Other assets	9,413	10,382
Total assets	$555,577	$527,019

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,976	$9,528
Accrued expenses	29,264	37,919
Deferred revenues	12,279	15,372
Contingent consideration obligation	6,616	22
Total current liabilities	56,135	62,841
Lease financing obligation - long term	9,258	9,252
Contingent consideration obligation - long-term	—	4,468
Other liabilities	3,577	2,819
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000 shares authorized, 0 shares issued and outstanding at June 30, 2014 and December 31, 2013	—	—
Common stock, $0.0001 par value; 100,000 shares authorized, 45,565 and 44,456 shares issued; 41,798 and 40,663 outstanding at June 30, 2014 and December 31, 2013, respectively	4	4
Treasury stock, at cost (3,767 and 3,793 shares at June 30, 2014 and December 31, 2013, respectively)	(66,770)	(67,104)
Additional paid-in capital	415,827	393,644
Accumulated other comprehensive loss	(221)	(723)
Retained earnings	137,767	121,818
Total stockholders’ equity	486,607	447,639
Total liabilities and stockholders’ equity	$555,577	$527,019

See accompanying notes to consolidated financial statements.

SYNCHRONOSS TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net revenues	$103,451	$83,848	$201,928	$162,124
Costs and expenses:
Cost of services*	41,290	35,527	81,269	67,658
Research and development	17,305	16,358	32,845	33,076
Selling, general and administrative	17,149	14,943	34,274	29,595
Net change in contingent consideration obligation	115	1,743	1,326	2,176
Restructuring charges	—	—	—	5,172
Depreciation and amortization	13,758	9,610	26,024	18,579
Total costs and expenses	89,617	78,181	175,738	156,256
Income from operations	13,834	5,667	26,190	5,868
Interest income	62	197	111	283
Interest expense	(279)	(247)	(699)	(479)
Other income	256	301	1,052	43
Income before income tax expense	13,873	5,918	26,654	5,715
Income tax expense	(5,509)	(2,506)	(10,705)	(1,827)
Net income	$8,364	$3,412	$15,949	$3,888
Net income per common share:
Basic	$0.21	$0.09	$0.40	$0.10
Diluted	$0.20	$0.09	$0.39	$0.10
Weighted-average common shares outstanding:
Basic	40,139	38,551	39,961	38,368
Diluted	40,978	39,523	40,878	39,367

Comprehensive income (loss)	$7,867	$(795)	$16,451	$(2,796)

*	Cost of services excludes depreciation and amortization which is shown separately.

See accompanying notes to consolidated financial statements

SYNCHRONOSS TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2014	2013
Operating activities:
Net income	$15,949	$3,888
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	26,024	18,579
Loss on disposal of asset	—	32
Amortization of bond premium	166	149
Deferred income taxes	2,128	(1,137)
Non-cash interest on leased facility	460	462
Stock-based compensation	12,682	11,040
Changes in operating assets and liabilities:
Accounts receivable, net of allowance for doubtful accounts	(21,806)	985
Prepaid expenses and other current assets	(3,913)	807
Other assets	933	(444)
Accounts payable	(2,220)	3,364
Accrued expenses	(10,095)	(8,658)
Contingent consideration obligation	2,127	2,672
Excess tax benefit from the exercise of stock options	(1,224)	—
Other liabilities	1,152	511
Deferred revenues	(3,160)	1,082

Net cash provided by operating activities	19,203	33,332

Investing activities:
Purchases of fixed assets	(15,672)	(37,728)
Purchases of marketable securities available-for-sale	(4,070)	(3,496)
Maturities of marketable securities available-for-sale	880	9,391
Business acquired, net of cash	(6,322)	—

Net cash used in investing activities	(25,184)	(31,833)

Financing activities:
Proceeds from the exercise of stock options	7,870	10,630
Excess tax benefit from the exercise of stock options	1,224	—
Proceeds from the sale of treasury stock in connection with an employee stock purchase plan	740	670
Repayments of capital obligations	(618)	(910)

Net cash provided by financing activities	9,216	10,390

Effect of exchange rate changes on cash	193	(1,713)
Net increase in cash and cash equivalents	3,428	10,176
Cash and cash equivalents at beginning of period	63,512	36,028

Cash and cash equivalents at end of period	$66,940	$46,204

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$10,275	$1,047

See accompanying notes to consolidated financial statements.

The consolidated financial statements as of June 30, 2014 and for the three and six months ended June 30, 2014 and 2013 are unaudited, but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. They do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements and should be read in conjunction with the consolidated financial statements and notes in the Annual Report of Synchronoss Technologies, Inc. incorporated by reference in the Company's annual report on Form 10-K for the year ended December 31, 2013.  The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation. The Company has no unconsolidated subsidiaries or investments accounted for under the equity method. The results reported in these consolidated financial statements should not necessarily be taken as indicative of results that may be expected for the entire year. The balance sheet at December 31, 2013 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

1. Description of Business

Synchronoss Technologies, Inc. (the "Company" or "Synchronoss") is a mobile innovation company that provides cloud solutions and software-based activation for connected devices globally.  Such services include intelligent connectivity management and content synchronization, backup and sharing, as well as device and service procurement, provisioning, activation, support, that enable communications service providers (“CSPs”), cable operators/multi-services operators (“MSOs”), original equipment manufacturers (“OEMs”) with embedded connectivity (e.g. smartphones, laptops, tablets and mobile Internet devices, such as automobiles, wearables for personal health and wellness, and connected homes), multi-channel retailers and other customers to accelerate and monetize their go-to-market strategies for connected devices. This includes automating subscriber activation, order management, upgrades, service provisioning and connectivity and content management from any sales channel to any communication service (wireless or wireline), across any connected device type and managing the content transfer, synchronization and share.  The Company’s global solutions touch all aspects of connected devices on the mobile Internet.

The Company’s Synchronoss Personal Cloud™ solution targets individual consumers while the Synchronoss WorkSpace™ solution focuses on providing a secure, integrated file sharing and collaboration solution for small and medium businesses.  In addition, the Company’s Integrated Life™ platform is specifically designed to power the activation of the devices and technologies that seamlessly connect today’s consumer and leverage the Company’s cloud assets to manage these devices and contents associated with them. The Integrated Life™ platform enables Synchronoss to drive a natural extension of its mobile activations and cloud services with leading wireless networks around the world to link other non-traditional devices (i.e., automobiles, wearables for personal health and wellness, and connected homes).

The Company’s Activation Services, Synchronoss Personal Cloud™, Synchronoss WorkSpace™, and Synchronoss Integrated Life™ platforms provide end-to-end seamless integration between customer-facing channels/applications, communication services, or devices and “back-office” infrastructure-related systems and processes. The Company’s customers rely on Synchronoss’ solutions and technology to automate the process of activation and content and settings management for their customers’ devices while delivering additional communication services. The Synchronoss Integrated Life™ platform brings together the capabilities of device/service activation with content and settings management to provide a seamless experience of activating and managing non-traditional devices. The Company’s platforms also support automated customer care processes through use of accurate and effective speech processing technology and enable the Company’s customers to offer their subscribers the ability to store in and retrieve from the Cloud their personal and work content and data to their connected mobile devices, such as personal computers, smartphones and tablets. The Company’s platforms are designed to be carrier-grade, high availability, flexible and scalable to enable multiple converged communication services to be managed across multiple distribution channels, including e-commerce, m-commerce, telesales, customer stores, indirect and other retail outlets, allowing Synchronoss to meet the rapidly changing and converging services and connected devices offered by the Company’s customers. The Company enables its customers to acquire, retain and service subscribers quickly, reliably and cost-effectively by enabling backup, restore, synchronization and sharing of subscriber content.  Through the use of the Company’s platforms, customers can simplify the processes associated with managing the customer experience for procuring, activating, connecting, backing-up, synchronizing and social media and enterprise-wide sharing/collaboration connected devices and contents from these devices and associated services. The extensibility, scalability, reliability and relevance of the Company’s platforms enable new revenue streams and retention opportunities for customers through new subscriber acquisitions, sale of new devices, accessories and new value-added service offerings in the Cloud, while optimizing their cost of operations and enhancing customer experience. The Company currently operates in and markets its solutions and services directly through its sales organizations in North America, Europe and Asia-Pacific.

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

Impact of Recently Issued Accounting Standards

In May 2014, The Financial Accounting Standards Board (“FASB”) and the International Accounting Standards Board (“IASB”) (collectively, the “Boards”) jointly issued a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under US GAAP and IFRS. The standard’s core principle (issued as ASU 2014-09 by the FASB and as IFRS 15 by the IASB), is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The new guidance must be adopted using either a full retrospective approach for all periods presented in the period of adoption or a modified retrospective approach. The effective date is fiscal years beginning after December 15, 2016. Early application is not permitted. The Company is currently evaluating the methods of adoption and the impact that this ASU will have on its financial statements.

3. Earnings per Common Share

Basic earnings per share is calculated by using the weighted-average number of common shares outstanding during the period. The diluted earnings per share calculation is based on the weighted-average number of shares of common stock outstanding adjusted for the number of additional shares that would have been outstanding had all potentially dilutive common shares been issued. Potentially dilutive shares of common stock include stock options and non-vested share awards.  The dilutive effects of stock options and restricted stock awards are based on the treasury stock method.  The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net income attributable to common stockholders per common share. Stock options that are anti-dilutive and excluded from the following table totaled 1,508 and 1,477 for the three months ended June 30, 2014 and 2013, respectively, and 1,329 and 1,434 for the six months ended June 30, 2014 and 2013, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Numerator:
Net income attributable to common stockholders	$8,364	$3,412	$15,949	$3,888
Denominator:
Weighted average common shares outstanding — basic	40,139	38,551	39,961	38,368
Dilutive effect of:
Options and unvested restricted shares	839	972	917	999
Weighted average common shares outstanding — diluted	40,978	39,523	40,878	39,367

4. Fair Value Measurements of Assets and Liabilities

The Company classifies marketable securities as available-for-sale.  The fair value hierarchy established in the guidance adopted by the Company prioritizes the inputs used in valuation techniques into three levels as follows:

•	Level 1 – Observable inputs – quoted prices in active markets for identical assets and liabilities;
•

Level 2 – Observable inputs –  other than the quoted prices in active markets for identical assets and liabilities – includes quoted prices for similar instruments, quoted prices for identical or similar instruments in inactive markets, and amounts derived from valuation models where all significant inputs are observable in active markets; and

•	Level 3 – Unobservable inputs – includes amounts derived from valuation models where one or more significant inputs are unobservable and require the Company to develop relevant assumptions.

The following is a summary of assets and liabilities held by the Company and their related classifications under the fair value hierarchy:

	June 30, 2014	December 31, 2013
Level 1 (A)	$72,350	$68,911
Level 2 (B)	11,712	8,694
Level 3 (C)	(6,616)	(4,490)
Total	$77,446	$73,115

(A)	Level 1 assets include money market funds and enhanced income money market funds which are classified as cash equivalents and marketable securities, respectively.
(B)	Level 2 assets include certificates of deposit, municipal bonds and corporate bonds which are classified as marketable securities.
(C)	Level 3 liabilities include the contingent consideration obligation.

The Company utilizes the market approach to measure fair value for its financial assets. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets. The Company's marketable securities investments classified as Level 2 primarily utilize broker quotes in a non-active market for valuation of these securities. No transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy occurred during the six months ended June 30, 2014.

The aggregate fair value of available-for-sale securities and aggregate amount of unrealized gains and losses for available-for-sale securities at June 30, 2014 were as follows:

		Aggregate Amount of
	Aggregate	Unrealized
	Fair Value	Gains	Losses
Due in one year or less	$13,540	$12	$(34)
Due after one year, less than five years	3,582	10	—
	$17,122	$22	$(34)

The aggregate fair value of available-for-sale securities and aggregate amount of unrealized gains and losses for available-for-sale securities at December 31, 2013 were as follows:

		Aggregate Amount of
	Aggregate	Unrealized
	Fair Value	Gains	Losses
Due in one year or less	$9,105	$5	$(32)
Due after one year, less than five years	4,988	11	(2)
	$14,093	$16	$(34)

Unrealized gains and losses are reported as a component of accumulated other comprehensive loss in stockholders' equity. The cost of securities sold is based on the specific identification method. The Company evaluates investments with unrealized losses to determine if the losses are other than temporary. The Company has determined that the gross unrealized losses at June 30, 2014 and December 31, 2013 are temporary. In making this determination, the Company considered the financial condition, credit ratings and near-term prospects of the issuers, the underlying collateral of the investments, and the magnitude of the losses as compared to the cost and the length of time the investments have been in an unrealized loss position. Additionally, while the Company classifies the securities as available-for-sale, the Company does not currently intend to sell such investments and it is more likely than not to recover the carrying value prior to being required to sell such investments.

The Company determined the fair value of the contingent consideration obligation using the probability-weighted income approach derived from quarterly revenue estimates and a probability assessment with respect to the likelihood of achieving the various performance criteria. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement. The significant unobservable inputs used in the fair value measurement of the Company's contingent consideration obligation are the probabilities of achieving certain financial targets and contractual milestones.  Significant increases (decreases) in any of those probabilities in isolation may result in a higher (lower) fair value measurement.  No changes in valuation techniques occurred during the six months ended June 30, 2014.

The changes in fair value of the Company’s Level 3 contingent consideration obligation during the six months ended June 30, 2014 were as follows:

Level 3
Balance at December 31, 2013	$4,490
Fair value adjustment to contingent consideration obligation included in net income	1,326
Earn-out compensation due to Strumsoft employees	800
Balance at June 30, 2014	$6,616

5. Acquisition

Digi-Data Corporation (“Digi-Data”)

On May 12, 2014, the Company acquired certain assets and workforce from Digi-Data, a U.S. company, for total consideration of $6.3 million.

The Company accounted for this business combination by applying the acquisition method, and accordingly, the purchase price was allocated to the tangible assets acquired and liabilities assumed based upon their fair values at the acquisition date.  The excess of the purchase price over the net tangible assets and liabilities, approximately $2.9 million, was recorded as goodwill, which is not tax deductible, with the remaining preliminary purchase price attributed to technology and customer relationships.

The Company believes that the assets and workforce acquired from Digi-Data will expedite the Company’s integration of broadband technologies into the Company’s wireless cloud offerings.

6. Stockholders’ Equity

Stock Options

The Company uses the Black-Scholes option pricing model for determining the estimated fair value for stock-based awards. The weighted-average assumptions used in the Black-Scholes option pricing model are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Expected stock price volatility	49%	65%	58%	66%
Risk-free interest rate	1.27%	0.84%	1.43%	0.85%
Expected life of options (in years)	4.20	4.40	4.25	4.45
Expected dividend yield	0%	0%	0%	0%

The weighted-average fair value (as of the date of grant) of the options was $12.02 and $15.84 per share for the three months ended June 30, 2014 and 2013, respectively and $14.59 and $15.76 per share for the six months ended June 30, 2014 and 2013, respectively.  During the three months ended June 30, 2014 and 2013, the Company recorded total pre-tax stock-based compensation expense of  $6.8 million ($4.5 million after tax or $0.11 per diluted share) and  $6.1 million ($4.0 million after tax or $0.10 per diluted share), respectively, which includes the fair value for equity awards issued after January 1, 2006.  During the six months ended June 30, 2014 and 2013, the Company recorded total pre-tax stock-based compensation expense of $12.7 million ($8.4 million after tax or $0.20 per diluted share) and $11.0 million ($7.3 million after tax or $0.19 per diluted share), respectively, which includes the fair value for equity awards issued after January 1, 2006.  The total stock-based compensation cost related to non-vested equity awards not yet recognized as an expense as of June 30, 2014 was approximately $53.5 million. That cost is expected to be recognized over a weighted-average period of approximately 2.83 years.

The following table summarizes information about stock options outstanding as of June 30, 2014:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
Options	Options	Exercise Price	Term (Years)	Value
Outstanding at December 31, 2013	3,315	$23.97
Options Granted	774	31.33
Options Exercised	(398)	19.77
Options Cancelled	(92)	29.05
Outstanding at June 30, 2014	3,599	$25.90	4.41	$33,009
Vested or expected to vest at June 30, 2014	3,335	$25.53	4.27	$31,856
Exercisable at June 30, 2014	2,068	$22.79	3.31	$25,549

A summary of the Company’s non-vested restricted stock at June 30, 2014, and changes during the six months ended June 30, 2014, is presented below:

Number of
Non-Vested Restricted Stock	Awards
Non-vested at December 31, 2013	1,120
Granted	806
Vested	(339)
Forfeited	(89)
Non-vested at June 30, 2014	1,498

Employee Stock Purchase Plan

On February 1, 2012, the Company established a ten year Employee Stock Purchase Plan (“ESPP” or the “Plan”) for certain eligible employees.  The Plan is to be administered by the Company’s Board of Directors.  The total number of shares available for purchase under the Plan is 500 thousand shares of the Company’s Common Stock.  Employees participate over a six month period through payroll withholdings and may purchase, at the end of the six month period, the Company’s Common Stock at the lower of 85% of the fair market value on the first day of the offering period or the fair market value on the purchase date.  No participant will be granted a right to purchase Common Stock under the Plan if such participant would own more than 5% of the total combined voting power of the Company.  In addition, no participant may purchase more than one thousand shares of Common Stock within any purchase period.

The expected life of ESPP shares is the average of the remaining purchase period under each offering period.  The weighted-average assumptions used to value employee stock purchase rights are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Expected stock price volatility	63%	66%	64%	67%
Risk-free interest rate	0.07%	0.13%	0.08%	0.14%
Expected life (in years)	0.50	0.50	0.50	0.50
Expected dividend yield	0%	0%	0%	0%

During the three months ended June 30, 2014 and 2013, the Company recorded $156 thousand and $151 thousand, respectively, of compensation expense related to the ESPP.  During the six months ended June 30, 2014 and 2013, the Company recorded $355 thousand and $329 thousand, respectively, of compensation expense related to the ESPP.  During the six months ended June 30, 2014 and 2013, the Company sold a total of 27 and 35 shares, respectively, of its Treasury Stock pursuant to purchases under its ESPP Plan. There were no shares sold during the three months ended June 30, 2014 and 2013.  Cash received from purchases through the ESPP Plan during the six months ended June 30, 2014 and 2013, was approximately $740 thousand and $670 thousand, respectively, and is included within the financing activities section of the consolidated statements of cash flows.  The total unrecognized compensation expense related to the ESPP as of June 30, 2014 was approximately $79 thousand, which is expected to be recognized over the remainder of the offering period.

7. Accumulated Other Comprehensive Income (Loss)

Comprehensive income (loss) was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net income	$8,364	$3,412	$15,949	$3,888
Translation adjustments.	(497)	(4,188)	498	(6,663)
Unrealized gain (loss) on securities, (net of tax)	—	(19)	4	(21)
Total other comprehensive income (loss)	$7,867	$(795)	$16,451	$(2,796)

The changes in accumulated other comprehensive income (loss) during the six months ended June 30, 2014, are as follows, net of tax:

		Unrealized
		Holding Gains on
	Foreign	Available-for-Sale
	Currency	Securities	Total

Balance at December 31, 2013	$(712)	$(11)	$(723)
Other comprehensive income	498	4	502
Total other comprehensive income (loss)	498	4	502
Balance at June 30, 2014	$(214)	$(7)	$(221)

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

The changes in Goodwill during the six months ended June 30, 2014 are as follows:

Balance at December 31, 2013	$137,743
Acquisitions	2,934
Reclassifications, adjustments and other	(1,287)
Translation adjustments	892
Balance at June 30, 2014	$140,282

The reclassification adjustment of $1.3 million is primarily related to an increase in the Company’s deferred taxes in connection with a foreign tax election.

9. Credit Facility

In September 2013, the Company entered into a Credit Agreement (the “Credit Facility”) with JP Morgan Chase Bank, N.A., as administrative agent, Wells Fargo Bank, National Association, as syndication agent and Capital One, National Association and KeyBank National Association, as co-documentation agents.  The Credit Facility, which will be used for general corporate purposes, is a $100 million unsecured revolving line of credit that matures on September 27, 2018.  The Company pays a commitment fee of 25 basis points on the unused balance of the revolving credit facility under the Credit Agreement. Commitment fees totaled approximately $125 thousand during the period ended June 30, 2014. Synchronoss has the right to request an increase in the aggregate principal amount of the Credit Facility to $150 million.  As of June 30, 2014,  Synchronoss has not drawn down any funds under the Credit Facility.

On July 2, 2014, the Company borrowed $40 million under the Credit Facility to fund acquisitions and capital asset purchases. Interest on the borrowing is based upon LIBOR plus a 175 basis point margin.

The Credit Facility is subject to certain financial covenants.  As of June 30, 2014, the Company was in compliance with all required covenants and there were no outstanding balances on the Credit Facility.

10. Legal Matters

The Company’s 2011 acquisition agreement with Miyowa SA provided that former shareholders of Miyowa SA would be eligible for earn-out payments, to the extent specified business milestones were achieved following the acquisition.  In December 2013, Eurowebfund and Bakamar, two former shareholders of Miyowa SA, filed a complaint against the Company in the Commercial Court of Paris, France claiming that they are entitled to certain earn-out payments under the acquisition agreement.  The Company was served with a copy of this complaint in January 2014.  The Company believes Miyowa SA failed to meet the criteria required for it to pay the claimed amounts and that no earn-out payments are owed.  Although the Company cannot predict the outcome of the lawsuit due to the inherent uncertainties of litigation, it believes the positions of Eurowebfund and Bakamar are without merit, and the Company intends to vigorously defend against all claims brought by them.

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

11. Subsequent Events

On July 11, 2014, the Company acquired 100% of the capital stock of Voxmobili (“Vox”), a French company, for cash consideration of $26.0 million, subject to certain working capital adjustments.  The Company believes that this acquisition will enable its position as the leading provider of personal cloud solutions to the world’s largest mobile operators.

On July 2, 2014, the Company acquired certain assets, liabilities and workforce from Clarity OSS Limited (“Clarity”), an Australian company, for cash consideration of $6.0 million ($6.3 million AUD), net of liabilities assumed. The Company believes that the assets and workforce acquired from Clarity will assist the Company’s access to new markets in the Asia Pacific region.

Since these acquisitions occurred subsequent to June 30, 2014, they are not included in the results of operations for any of the periods presented. In addition, the preliminary purchase price allocations are not yet available.

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

Overview

We are a mobile innovation company that provides cloud solutions and software-based activation for connected devices globally.  Such services include intelligent connectivity management and content synchronization, backup and sharing, as well as device and service procurement, provisioning, activation, and support, that enable communications service providers (“CSPs”), cable operators/multi-services operators (“MSOs”), original equipment manufacturers (“OEMs”) with embedded connectivity (e.g. smartphones, laptops, tablets and mobile Internet devices, such as automobiles, wearables for personal health and wellness, and connected homes), multi-channel retailers and other customers to accelerate and monetize their go-to-market strategies for connected devices. This includes automating subscriber activation, order management, upgrades, service provisioning and connectivity and content management from any sales channel to any communication service (wireless or wireline), across any connected device type and managing the content transfer, synchronization and share.  Our global solutions touch all aspects of connected devices on the mobile Internet.

Our Synchronoss Personal Cloud™ solution targets individual consumers while our Synchronoss WorkSpace™ solution focuses on providing a secure, integrated file sharing and collaboration solution for small and medium businesses.  In addition, our Integrated Life™ platform is specifically designed to power the activation of the devices and technologies that seamlessly connect today’s consumer and leverage our cloud assets to manage these devices and contents associated with them. The Integrated Life™ platform enables us to drive a natural extension of our mobile activations and cloud services with leading wireless networks around the world to link other non-traditional devices (i.e., automobiles, wearables for personal health and wellness, and connected homes).

Our Activation Services, Synchronoss Personal Cloud™, Synchronoss WorkSpace™, and Synchronoss Integrated Life™ platforms provide end-to-end seamless integration between customer-facing channels/applications, communication services, or devices and “back-office” infrastructure-related systems and processes. Our customers rely on our solutions and technology to automate the process of activation and content and settings management for their customers’ devices while delivering additional communication services. Our Synchronoss Integrated Life™ platform brings together the capabilities of device/service activation with content and settings management to provide a seamless experience of activating and managing non-traditional devices.  Our platforms also support automated customer care processes through use of accurate and effective speech processing technology and enable our customers to offer their subscribers the ability to store in and retrieve from the Cloud their personal and work content and data to their connected mobile devices, such as personal computers, smartphones and tablets.  Our platforms are designed to be carrier-grade, high availability, flexible and scalable to enable multiple converged communication services to be managed across multiple distribution channels, including e-commerce, m-commerce, telesales, customer stores, indirect and other retail outlets, allowing us to meet the rapidly changing and converging services and connected devices offered by our customers. We enable our customers to acquire, retain and service subscribers quickly, reliably and cost-effectively by enabling backup, restore, synchronization and sharing of subscriber content.  Through the use of our platforms, our customers can simplify the processes associated with managing the customer experience for procuring, activating, connecting, backing-up, synchronizing and social media and enterprise-wide sharing/collaboration connected devices and contents from these devices and associated services.  The extensibility, scalability, reliability and relevance of our platforms enable new revenue streams and retention opportunities for our customers through new subscriber acquisitions, sale of new devices, accessories and new value-added service offerings in the Cloud, while optimizing their cost of operations and enhancing customer experience.

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

Revenues

We generate a substantial portion of our revenues on a per-transaction or subscription basis, which is derived from contracts that extend up to 60 months from execution. For the three months ended June 30, 2014 and 2013, we derived approximately 77% and 70%, respectively, of our revenues from transactions processed and subscription arrangements. This is a result of new subscription arrangements with our existing customers.  The remainder of our revenues were generated from professional services and licenses.

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

Most of our revenues are recorded in U.S. dollars but as we continue to expand our footprint with international carriers and increase the extent of recording our international activities in local currencies, we will become subject to currency translation risk that could affect our future net sales.

Our five largest customers accounted for 85% and 77% of net revenues for the three months ended June 30, 2014 and 2013, respectively.  Of these customers, AT&T and Verizon Wireless each accounted for more than 10% of our revenues for the three months ended June 30, 2014 and 2013.    See “Risk Factors” for certain matters bearing risks on our future results of operations.

Costs and Expenses

Our costs and expenses consist of cost of services, research and development, selling, general and administrative, depreciation and amortization, change in contingent consideration and interest and other expense.

Cost of services includes all direct materials, direct labor, cost of facilities and those indirect costs related to revenues such as indirect labor, materials and supplies. Our primary cost of services is related to our information technology and systems department, including co-location fees, network costs, data center maintenance, database management and data processing costs, as well as personnel costs associated with service implementation, customer deployment and customer care. Also included in cost of services are costs associated with our exception handling centers and the maintenance of those centers. Currently, we utilize a combination of employees and third-party providers to process transactions through these centers.

Research and development costs are expensed as incurred unless they meet U.S. Generally Accepted Accounting Principles (“GAAP”) criteria for deferral and amortization. Software development costs incurred prior to the establishment of technological feasibility do not meet these criteria, and are expensed as incurred. Research and development expense consists primarily of costs related to personnel, including salaries and other personnel-related expenses, consulting fees and the cost of facilities, computer and support services used in service technology development. We also expense costs relating to developing modifications and minor enhancements of our existing technology and services.

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

Current Trends Affecting Our Results of Operations

Business from our Activation Platforms and Synchronoss Cloud Solutions has been driven by the unprecedented growth in mobile devices globally. Certain industry trends, such as Next programs from AT&T, have resulted in faster device upgrade cycles increasing device order transactions and activations. With mobile devices becoming content rich and acting as a replacement for other traditional devices like PC’s, the need to securely back up content from mobile devices, sync it with other devices and share it with others in their community of family, friends and business associates have become essential needs. The major Tier 1 carriers are also publicly discussing achieving 500% penetration (multiple connected devices per user) by enabling connectivity to non-traditional devices. Such devices include connected cars, health and wellness devices, connected home and health care. The need for these devices to be activated, managed and the contents from them to be stored in a common cloud are also expected to be drivers of our businesses in the long term.

Bring Your Own Technology is impacting the work environment for Small and Medium Businesses, which find themselves in a position where they need to offer their employees a safe environment to share and collaborate on their work documents and files via mobile devices. Leveraging our Synchronoss Personal Cloud™ solution infrastructure and technology to build our Synchronoss WorkSpace™ solution for this purpose is enabling us to serve a completely new market, which we believe will also contribute to our growth.

To support our expected growth driven by the favorable industry trends mentioned above, we continue to look for opportunities to improve our operating efficiencies, such as the utilization of offshore technical and non-technical resources for our exception handling center management as well as routine software maintenance activities. We also leverage modular components from our existing software platforms to build new products.   We believe that these opportunities will continue to provide future benefits and position us to support revenue growth. In addition, we anticipate further automation of the transactions generated by our more mature customers and additional transaction types. Our cost of services can fluctuate from period to period based upon the level of automation and the on-boarding of new transaction and service types. We are also making investments in new research and development for development of products designed to enable us to grow rapidly in the mobile wireless market. Our purchase of capital assets and equipment may also increase based on aggressive deployment, subscriber growth and promotional offers for storage incentives by our major Tier 1 carrier customers.

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

There were no significant changes in our critical accounting policies and estimates discussed in our Form 10-K during the six months ended June 30, 2014.  Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2013 for a more complete discussion of our critical accounting policies and estimates.

Results of Operations

Three months ended June 30, 2014 compared to the three months ended June 30, 2013

The following table presents an overview of our results of operations for the three months ended June 30, 2014 and 2013:

	Three Months Ended June 30,
	2014		2013		2014 vs 2013
	$	% of Revenue	$	% of Revenue	$ Change	% Change
	(in thousands)
Net revenues	$103,451	100.0%	$83,848	100.0%	$19,603	23.4%

Cost of services*	41,290	39.9%	35,527	42.4%	5,763	16.2%
Research and development	17,305	16.7%	16,358	19.5%	947	5.8%
Selling, general and administrative	17,149	16.6%	14,943	17.8%	2,206	14.8%
Net change in contingent consideration obligation	115	0.1%	1,743	2.1%	(1,628)	(93.4)%
Depreciation and amortization	13,758	13.3%	9,610	11.5%	4,148	43.2%
Total costs and expenses	89,617	86.6%	78,181	93.2%	11,436	14.6%

Income from operations	$13,834	13.4%	$5,667	6.8%	$8,167	144.1%

*	Cost of services excludes depreciation and amortization which is shown separately.

Net Revenues. Net revenues increased $19.6 million to $103.5 million for the three months ended June 30, 2014, compared to the same period in 2013.  This increase was due primarily to the expansion of our services provided to our customers.  Transaction and subscription revenues as a percentage of sales were 77% or $79.1 million for the three months ended June 30, 2014 compared to 70% or $58.5 million for the same period in 2013.  The increase in transaction and subscription revenue is primarily due to new subscription arrangements with our existing customers.  Professional service and license revenues as a percentage of sales were 23% or $24.3 million for the three months ended June 30, 2014, compared to 30% or $25.3 million for the same period in 2013.

Net revenues related to Activation Services decreased $700 thousand to $56.8 million for the three months ended June 30, 2014 compared to the same period in 2013.  Net revenues related to Activation Services represented 55% for the three months ended June 30, 2014, compared to 69% for the same period in 2013.  Net revenues related to our Cloud Services increased by $20.4 million to $46.7 million of our revenues for the three months ended June 30, 2014 compared to the same period in 2013.  Net revenues related to our Cloud Services represented 45% for the three months ended June 30, 2014, compared to 31% for the same period in 2013.  The increase in our Cloud Service performance was a result of a strong adoption of our cloud offerings across our customer base.

Expenses

Cost of Services.  Cost of services increased $5.8 million to $41.3 million for the three months ended June 30, 2014, compared to the same period in 2013, due primarily to an increase of $4.5 million in co-location costs related to the expansion of our hosting and storage offerings.  Additionally, our personnel and related costs increased $1.1 million primarily as a result of our continued growth in existing and new programs with our customers. As a result of increased revenues, cost of services as a percentage of revenues decreased to 39.9% for the three months ended June 30, 2014, as compared to 42.4% for the same period in 2013.

Research and Development.  Research and development expense increased $947 thousand to $17.3 million for the three months ended June 30, 2014, compared to the same period in 2013 primarily due to an increase of $492 thousand in outside consultants as a result of the expansion of our programs. Personnel and related costs increased $532 thousand as a result of our continued growth as we further expand the capabilities of our offerings. Research and development expense as a percentage of revenues decreased to 16.7% for the three months ended June 30, 2014 as compared to 19.5% for the same period in 2013.

Selling, General and Administrative.    Selling, general and administrative expense increased $2.2 million to $17.1 million for the three months ended June 30, 2014, compared to the same period in 2013.  There was an increase of $1.8 million in personnel and related costs and an increase of $735 thousand in stock-based compensation.  The increase in personnel and related costs primarily related to increased headcount as a result of our international expansion as well as the earn-out compensation due to the former owners and employees of Strumsoft. Our marketing expense increase of $347 thousand related to our expanded marketing activities associated with rebranding and the launch of our new products.  The remaining increase of $357 thousand was related to telecommunication and facility costs that were impacted by the increase of the common area maintenance costs. These increases were offset by $985 thousand decrease in selling costs. As a result of increased revenues, selling, general and administrative expense as a percentage of revenues decreased to 16.6% for the three months ended June 30, 2014, compared to 17.8% for the same period in 2013.

Net change in contingent consideration obligation.  The net change in contingent consideration obligation resulted in a $1.6 million decrease of the contingent consideration obligation for the three months ended June 30, 2014 driven by a $115 thousand increase in the fair value estimates related to the weighted probability of achieving revenue milestones for the Strumsoft earn-out offset by a $1.7 million decrease in the fair value of the contingent consideration liability due to the completion of the revenue and product milestones earning period for the SpeechCycle, Inc. (“SpeechCycle) and Spatial Systems Nominees PTY Limited (“Spatial”) earn-outs.

Depreciation and amortization. Depreciation and amortization expense increased $4.1 million to $13.8 million for the three months ended June 30, 2014, compared to the same period in 2013. This was primarily related to the increase in depreciable fixed assets necessary for the continued expansion of our platforms and amortization of our newly acquired intangible assets of Strumsoft and Digi-Data Corporation (“Digi-Data”).  Depreciation and amortization expense as a percentage of revenues increased to 13.3% for the three months ended June 30, 2014, as compared to 11.5% for the three months ended June 30, 2013.

Income from Operations.  Income from operations increased $8.2 million to $13.8 million for the three months ended June 30, 2014, compared to the same period in 2013.  This was due primarily to increased revenues and gross profitability and decreased charges related to the net change in contingent consideration obligation offset by increases in depreciable fixed assets and intangible amortization.  Income from operations as a percentage of revenues increased to 13.4% for the three months ended June 30, 2014, as compared to 6.8% for the three months ended June 30, 2013.

Interest income.  Interest income decreased $135 thousand to $62 thousand for the three months ended June 30, 2014, compared to the same period in 2013.

Interest expense.  Interest expense decreased $32 thousand to $279 thousand for the three months ended June 30, 2014, compared to the same period in 2013.

Other income.  Other income decreased $45 thousand to $256 thousand for the three months ended June 30, 2014, compared to the same period in 2013.

Income Tax.  We recognized approximately $5.5 million and $2.5 million in related tax expense during the three months ended June 30, 2014 and 2013, respectively.  Our effective tax rate was approximately 39.7% for the three months ended June 30, 2014, which was higher than our U.S. federal statutory rate primarily due to the unfavorable impact of the fair market value adjustment for the contingent consideration obligation related to the Strumsoft earn-out.  Our effective tax rate was approximately 42.3% for the three months ended June 30, 2013, which was higher than our U.S. federal statutory rate primarily due to the unfavorable impact of the fair market value adjustment for the contingent consideration obligation related to the Spatial equity holders. We review the expected annual effective income tax rate and make changes on a quarterly basis as necessary based on certain factors such as changes in forecasted annual operating income, changes to the actual and forecasted permanent book-to-tax differences, and changes resulting from the impact of tax law changes.

Six months ended June 30, 2014 compared to the six months ended June 30, 2013

The following table presents an overview of our results of operations for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30,
	2014		2013		2014 vs 2013
	$	% of Revenue	$	% of Revenue	$ Change	% Change
	(in thousands)
Net revenues	$201,928	100.0%	$162,124	100.0%	$39,804	24.6%

Cost of services*	81,269	40.2%	67,658	41.7%	13,611	20.1%
Research and development	32,845	16.3%	33,076	20.4%	(231)	(0.7)%
Selling, general and administrative	34,274	17.0%	29,595	18.3%	4,679	15.8%
Net change in contingent consideration obligation	1,326	0.7%	2,176	1.3%	(850)	(39.1)%
Restructuring charges	—	—%	5,172	3.2%	(5,172)	(100.0)%
Depreciation and amortization	26,024	12.9%	18,579	11.5%	7,445	40.1%
Total costs and expenses	175,738	87.0%	156,256	96.4%	19,482	12.5%

Income from operations	$26,190	13.0%	$5,868	3.6%	$20,322	346.3%

*	Cost of services excludes depreciation and amortization which is shown separately.

Net Revenues. Net revenues increased $39.8 million to $201.9 million for the six months ended June 30, 2014, compared to the same period in 2013.  This increase was due primarily to the expansion of our services provided to our customers.  Transaction and subscription revenues as a percentage of sales were 73% or $147.7 million for the six months ended June 30, 2014 compared to 68% or $110.5 million for the same period in 2013.  The increase in transaction and subscription revenue was primarily due to new subscription arrangements with our existing customers.  Professional service and license revenues as a percentage of sales were 27% or $54.2 million for the six months ended June 30, 2014, compared to 32% or $51.6 million for the same period in 2013.

Net revenues related to Activation Services decreased $700 thousand to $111.6 million for the six months ended June 30, 2014 compared to the same period in 2013.  Net revenues related to Activation Services represented 55% for the six months ended June 30, 2014, compared to 69% for the same period in 2013.  Net revenues related to our Cloud Services increased by $40.5 million to $90.3 million of our revenues for the six months ended June 30, 2014 compared to the same period in 2013.  Net revenues related to our Cloud Services represented 45% for the six months ended  June 30, 2014, compared to 31% for the same period in 2013.  The increase in our Cloud Service performance was a result of a strong adoption of our cloud offerings across our customer base.

Expenses

Cost of Services.  Cost of services increased $13.6 million to $81.3 million for the six months ended June 30, 2014, compared to the same period in 2013, due primarily to an increase of $8.8 million in co-location costs related to the expansion of our hosting and storage offerings.  There was also an increase of $2.7 million in outside consulting expense, due to our increased use of third party exception handling vendors as a result of increased call volume.  Additionally, our personnel and related costs increased $2.4 million as a result of our continued growth in existing and new programs with our customers. As a result of increased revenues, cost of services as a percentage of revenues decreased to 40.2% for the six months ended June 30, 2014, as compared to 41.7% for the same period in 2013.

Research and Development.  Research and development expense decreased $231 thousand to $32.8 million for the six months ended June 30, 2014, compared to the same period in 2013 primarily due to the capitalization of software development costs related to the Synchronoss WorkSpaceTM solution.  There were no such costs capitalized for the six months ended June 30, 2013. Research and development expense as a percentage of revenues decreased to 16.3% for the six months ended June 30, 2014 as compared to 20.4% for the same period in 2013.

Selling, General and Administrative.    Selling, general and administrative expense increased $4.7 million to $34.3 million for the six months ended June 30, 2014, compared to the same period in 2013.  There was an increase of $2.0 million in personnel and related costs and an increase of $1.6 million in stock-based compensation.  The increase in personnel and related costs primarily related to increased headcount as a result of our international expansion as well as the earn-out compensation due to the former owners and employees of Strumsoft. Our marketing expense increase of $1.2 million related to our expanded marketing activities associated with rebranding and the launch of our new products. The remaining increase of $1.0 million related to telecommunication and facility costs that were impacted by the common area maintenance cost increase and an increase in outside consultant’s costs supporting various strategic projects. The increases were partially offset by $1.3 million decrease in selling costs. As a result of increased revenues, selling, general and administrative expense as a percentage of revenues decreased to 17.0% for the six months ended June 30, 2014, compared to 18.3% for the same period in 2013.

Net change in contingent consideration obligation.  The net change in contingent consideration obligation resulted in an $850 thousand decrease of the contingent consideration obligation for the six months ended June 30, 2014 driven by a
$1.3 million increase in the fair value estimates related to the weighted probability of achieving revenue milestones for the Strumsoft earn-out offset by a $2.2 million decrease in the fair value of the contingent consideration liability due to the completion of the revenue and product milestones earning period for the SpeechCycle, Inc. (“SpeechCycle) and Spatial Systems Nominees PTY Limited (“Spatial”) earn-outs.

Restructuring charges. There were no restructuring charges recorded for the six months ended June 30, 2014.  Restructuring charges were $5.2 million for the six months ended June 30, 2013, as a result of the January 2013 work-force reduction plan to reduce costs and align our resources with our key strategic priorities.

Depreciation and amortization. Depreciation and amortization expense increased $7.4 million to $26.0 million for the six months ended June 30, 2014, compared to the same period in 2013, primarily related to the increase in depreciable fixed assets necessary for the continued expansion of our platforms and amortization of our newly acquired intangible assets of Strumsoft and Digi-Data.  Depreciation and amortization expense as a percentage of revenues increased to 12.9% for the six months ended June 30, 2014, as compared to 11.5% for the six months ended June 30, 2013.

Income from Operations.  Income from operations increased $20.3 million to $26.2 million for the six months ended June 30, 2014, compared to the same period in 2013.  This was due primarily to increased revenues and gross profitability, decreased charges related to the net change in contingent consideration obligation, no restructuring activities offset by increases in depreciable fixed assets and intangible amortization.  Income from operations as a percentage of revenues increased to 13.0% for the six months ended June 30, 2014, as compared to 3.6% for the six months ended June 30, 2013.

Interest income.  Interest income decreased $172 thousand to $111 thousand for the six months ended June 30, 2014, compared to the same period in 2013.

Interest expense.  Interest expense decreased $220 thousand to $699 thousand for the six months ended June 30, 2014, compared to the same period in 2013.

Other income.  Other income increased $1.0 million to $1.1 million for the six months ended June 30, 2014, compared to the same period in 2013.  Other income increased primarily due to an increase in New York state refundable research and development tax credits domestically, upon the state’s completion of its audit, and changes in foreign currency exchange rate fluctuations.

Income Tax.  We recognized approximately $10.7 million and $1.8 million in related tax expense during the six months ended June 30, 2014 and 2013, respectively.  Our effective tax rate was approximately 40.2% for the six months ended June 30, 2014, which was higher than our U.S. federal statutory rate primarily due to the unfavorable impact of the fair market value adjustment for the contingent consideration obligation related to the Strumsoft earn-out offset by the favorable impact of profits in foreign jurisdictions, which have lower tax rates than the U.S.  Our effective tax rate was approximately 32.0% for the six months ended June 30, 2013, which was lower than our U.S. federal statutory rate primarily due to the favorable impact of profits in foreign jurisdictions, which have lower tax rates than the U.S., the favorable impact of recognizing the 2012 tax credit for research and experimentation expenses as a discrete benefit in the first quarter, in accordance with the date of enactment of the American Taxpayer Relief Act of 2012, offset by the unfavorable impact of the fair market value adjustment for the contingent consideration obligation related to the Spatial equity holders.  We review the expected annual effective income tax rate and make changes on a quarterly basis as necessary based on certain factors such as changes in forecasted annual operating income, changes to the actual and forecasted permanent book-to-tax differences, and changes resulting from the impact of tax law changes.

Liquidity and Capital Resources

Our principal source of liquidity has been cash provided by operations. Our cash, cash equivalents and marketable securities balance was $84.1 million at June 30, 2014, an increase of $6.5 million as compared to the balance at December 31, 2013.  This increase was primarily due to cash generated from operations and the exercise of stock options offset by purchases of fixed assets and the acquisition of Digi-Data. We anticipate that our principal uses of cash in the future will be to fund the expansion of our business through both organic growth as well as possible acquisition activities and the expansion of our customer base internationally.  Uses of cash will also include facility and technology expansion, capital expenditures, and working capital.

In September 2013, we entered into a Credit Agreement (the “Credit Facility”) with JP Morgan Chase Bank, N.A., as administrative agent, Wells Fargo Bank, National Association, as syndication agent and Capital One, National Association and KeyBank National Association, as co-documentation agents.  The Credit Facility, which will be used for general corporate purposes, is a $100 million unsecured revolving line of credit that matures on September 27, 2018.  We pay a commitment fee of 25 basis points on the undrawn balance of the revolving credit facility under the Credit Agreement. Commitment fees totaled approximately $125 thousand during the period ended June 30, 2014. We have the right to request an increase in the aggregate principal amount of the Credit Facility to $150 million.  On July 2, 2014 we borrowed $40 million under the Credit Facility to fund the acquisitions of Digi-Data, Vox and Clarity. Interest on the borrowing is based upon LIBOR plus a 175 basis point margin.

The Credit Facility is subject to certain financial covenants.  As of June 30, 2014, we were in compliance with all required covenants and there were no outstanding balances on the Credit Facility.

At June 30, 2014,  our non-U.S. subsidiaries held approximately $20.7 million of cash and cash equivalents that are available for use by all of our operations around the world.  At this time, we believe these funds will be permanently reinvested.  However, if these funds were repatriated to the U.S. or used for U.S. operations, certain amounts could be subject to U.S. tax for the incremental amount in excess of the foreign tax paid.

Discussion of Cash Flows

Cash flows from operations. Net cash provided by operating activities for the six months ended June 30, 2014 was $19.2 million, as compared to $33.3 million provided for the same period in 2013.  Cash flows from operations decreased by approximately $14.1 million. Although the operating cash flows for the six months ended June 30, 2014 benefited from the increase in net income and non-cash items by $24.4 million compared to the same period in 2013, changes in working capital decreased cash flows for the six months ended June 30, 2014, by approximately $38.8 million. Among the changes in working capital, the accounts receivable increase accounted for most of the change.

Cash flows from investing.  Net cash used in investing activities for the six months ended June 30, 2014 was $25.2 million, as compared to $31.8 million used for the same period in 2013.  The decrease in net cash used in investing activities for the six months ended June 30, 2014 of $6.6 million compared to 2013 was primarily due to a decrease in capital expenditures offset by the Digi-Data acquisition.

Cash flows from financing.  Net cash provided by financing activities for the six months ended June 30, 2014 was $9.2 million, as compared to $10.4 million provided by financing activities for the same period in 2013.  The decrease in net cash provided by financing activities for the six months ended June 30, 2014 of $1.2 million as compared to 2013 was primarily due to a decrease in proceeds from the exercise of stock options.

We believe that our existing cash and cash equivalents, cash generated from our existing operations, our available credit facilities and other available sources of financing will be sufficient to fund our operations for the next twelve months based on our current business plan.

Effect of Inflation

Although inflation generally affects us by increasing our cost of labor and equipment, we do not believe that inflation has had any material effect on our results of operations for six months ended June 30, 2014 or 2013.

Impact of Recently Issued Accounting Standards

In May 2014, The Financial Accounting Standards Board (“FASB”) and the International Accounting Standards Board (“IASB”) (collectively, the “Boards”) jointly issued a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under US GAAP and IFRS. The standard’s core principle (issued as ASU 2014-09 by the FASB and as IFRS 15 by the IASB), is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The new guidance must be adopted using either a full retrospective approach for all periods presented in the period of adoption or a modified retrospective approach. The effective date is fiscal years beginning after December 15, 2016. Early application is not permitted. Management is currently evaluating the methods of adoption and the impact that this ASU will have on our financial statements.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2014 and December 31, 2013, that have or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

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

Interest Rate Risk

We are exposed to the risk of interest rate fluctuations on the interest income earned on our cash and cash equivalents. A hypothetical 100 basis point movement in interest rates applicable to our cash and cash equivalents outstanding at June 30, 2014 would increase interest income by less than $73 thousand on an annual basis. We are subject to foreign currency exchange risk with respect to cash balances maintained in foreign currencies. As we drew down on our Credit Facility on July 2, 2014 we are also subject to U.S. LIBOR interest rate fluctuations.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2014.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of June 30, 2014, the end of the period covered by this quarterly report, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On November 21, 2011, we filed an amended complaint in the United States District Court for the District of New Jersey (Civ Act. No. 3:11-cv-06713) against OnMobile Global Limited, VoxMobili, Inc. and VoxMobili, S.A. (collectively, “VoxMobili"), claiming that VoxMobili has infringed, and continues to infringe, several of our patents. On April 2, 2012, VoxMobili filed an answer to our complaint and asserted certain counterclaims that our patents at issue are invalid.  In March 2014, we entered into a patent license and settlement agreement with OnMobile Global Limited, VoxMobili, Inc. and VoxMobili, S.A. whereby we granted each of these companies (but not their subsidiaries or affiliates) a limited license to our patents.  As a result of entering into the patent license and settlement agreement, the parties filed a joint stipulation to dismiss the above complaint.

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

10.9.1

Subordinate Material and Services Agreement No. SG021306.S.025 by and between the Registrant and AT&T Services, Inc. dated as of August 1, 2013, including order numbers  SG021306.S.025.S.001, SG021306.S.025.S.002, SG021306.S.025.S.003 and SG021306.S.025.S.004, incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013.

10.11†	Transition agreement dated as of April 1, 2014 between the Registrant and Lawrence Irving.
10.15†	Employment agreement dated as of April 1, 2014 between the Registrant and Karen Rosenberger.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and section 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and section 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.PRE	XBRL Presentation Linkbase Document

†	Compensation Arrangement.

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

August 1, 2014