Form 10-Q
period 2014-09-30
SYNCHRONOSS TECHNOLOGIES INC
filed 2014-10-31
CIK 1131554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Large accelerated filer☑	Accelerated filer☐	Non-accelerated filer☐	Smaller Reporting Company☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No☑

Shares outstanding of the Registrant’s common stock:

Class	Outstanding at October 24, 2014
Common stock, $0.0001 par value	42,454,989

SYNCHRONOSS TECHNOLOGIES, INC.

FORM 10-Q INDEX

SYNCHRONOSS TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	September 30, 2014	December 31, 2013

ASSETS
Current assets:
Cash and cash equivalents	$265,623	$63,512
Marketable securities	37,626	9,105
Accounts receivable, net of allowance for doubtful accounts of $194 and $237 at September 30, 2014 and December 31, 2013, respectively	109,190	64,933
Prepaid expenses and other assets	24,659	19,451
Deferred tax assets	3,691	4,626
Total current assets	440,789	161,627
Marketable securities	1,800	4,988
Property and equipment, net	130,623	106,106
Goodwill	151,055	137,743
Intangible assets, net	107,350	101,963
Deferred tax assets	5,596	4,210
Other assets	19,830	10,382
Total assets	$857,043	$527,019

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$50,549	$9,528
Accrued expenses	39,448	37,919
Deferred revenues	12,159	15,372
Contingent consideration obligation	7,370	22
Total current liabilities	109,526	62,841
Lease financing obligation - long term	9,226	9,252
Contingent consideration obligation - long-term	—	4,468
Convertible debt	230,000	—
Other liabilities	3,579	2,819
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000 shares authorized, 0 shares issued and outstanding at September 30, 2014 and December 31, 2013	—	—
Common stock, $0.0001 par value; 100,000 shares authorized, 46,076 and 44,456 shares issued; 42,343 and 40,663 outstanding at September 30, 2014 and December 31, 2013, respectively	4	4
Treasury stock, at cost (3,733 and 3,793 shares at September 30, 2014 and December 31, 2013, respectively)	(66,336)	(67,104)
Additional paid-in capital	436,503	393,644
Accumulated other comprehensive loss	(12,552)	(723)
Retained earnings	147,093	121,818
Total stockholders’ equity	504,712	447,639
Total liabilities and stockholders’ equity	$857,043	$527,019

See accompanying notes to consolidated financial statements.

SYNCHRONOSS TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net revenues	$125,175	$89,716	$327,103	$251,840
Costs and expenses:
Cost of services*	50,496	38,133	131,766	105,791
Research and development	21,056	16,554	53,902	49,630
Selling, general and administrative	21,382	15,562	55,656	45,157
Net change in contingent consideration obligation	355	500	1,680	2,676
Restructuring charges	—	—	—	5,172
Depreciation and amortization	16,268	10,213	42,292	28,792
Total costs and expenses	109,557	80,962	285,296	237,218
Income from operations	15,618	8,754	41,807	14,622
Interest income	326	149	440	432
Interest expense	(1,132)	(235)	(1,831)	(714)
Other income (expense)	3	(369)	1,052	(326)
Income before income tax expense	14,815	8,299	41,468	14,014
Income tax expense	(5,488)	(4,709)	(16,193)	(6,536)
Net income	$9,327	$3,590	$25,275	$7,478
Net income per common share:
Basic	$0.23	$0.09	$0.63	$0.19
Diluted	$0.22	$0.09	$0.61	$0.19
Weighted-average common shares outstanding:
Basic	40,833	38,960	40,173	38,589
Diluted	44,265	40,056	41,795	39,662

Comprehensive (loss) income	$(3,004)	$8,738	$13,446	$5,942

*	Cost of services excludes depreciation and amortization which is shown separately.

See accompanying notes to consolidated financial statements.

SYNCHRONOSS TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2014	2013
Operating activities:
Net income	$25,275	$7,478
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	42,292	28,792
Amortization of debt issuance costs	242	—
Amortization of bond premium	263	225
Deferred income taxes	(2,407)	3,401
Non-cash interest on leased facility	709	691
Stock-based compensation	20,470	18,313
Changes in operating assets and liabilities:
Accounts receivable, net of allowance for doubtful accounts	(40,795)	(13,714)
Prepaid expenses and other current assets	(4,434)	1,656
Other assets	(2,804)	(6,724)
Accounts payable	8,331	2,680
Accrued expenses	(1,570)	(11,952)
Contingent consideration obligation	2,881	1,724
Excess tax benefit from the exercise of stock options	(754)	(983)
Other liabilities	1,228	1,063
Deferred revenues	(3,925)	760
Net cash provided by operating activities	45,002	33,410

Investing activities:
Purchases of fixed assets	(24,796)	(55,216)
Purchases of marketable securities available-for-sale	(27,657)	(6,703)
Maturities of marketable securities available-for-sale	1,990	13,635
Business acquired, net of cash	(38,085)	—
Net cash used in investing activities	(88,548)	(48,284)

Financing activities:
Proceeds from the exercise of stock options	20,727	17,495
Payments on contingent consideration obligation	—	(1,090)
Debt issuance costs related to convertible notes	(6,561)	—
Proceeds from issuance of convertible notes	230,000	—
Borrowings on revolving line of credit	40,000	—
Repayment of revolving line of credit	(40,000)	—
Excess tax benefit from the exercise of stock options	754	983
Proceeds from the sale of treasury stock in connection with an employee stock purchase plan	1,677	1,474
Repayments of capital obligations	(1,129)	(1,236)
Net cash provided by financing activities	245,468	17,626
Effect of exchange rate changes on cash	189	(1,693)
Net increase in cash and cash equivalents	202,111	1,059
Cash and cash equivalents at beginning of period	63,512	36,028
Cash and cash equivalents at end of period	$265,623	$37,087

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$14,152	$1,131

See accompanying notes to consolidated financial statements.

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

(in thousands, except per share data unless otherwise noted)

The consolidated financial statements as of September 30, 2014 and for the three and nine months ended September 30, 2014 and 2013 are unaudited, but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. They do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements and should be read in conjunction with the consolidated financial statements and notes in the Annual Report of Synchronoss Technologies, Inc. incorporated by reference in the Company's annual report on Form 10-K for the year ended December 31, 2013.  The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. The Company has no unconsolidated subsidiaries or investments accounted for under the equity method. The results reported in these consolidated financial statements should not necessarily be taken as indicative of results that may be expected for the entire year. The balance sheet at December 31, 2013 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

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

Impact of Recently Issued Accounting Standards

In August 2014 the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-15 Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.   Management of public and private companies will be required to evaluate whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued (or available to be issued when applicable) and, if so, disclose that fact. Management will be required to make this evaluation for both annual and interim reporting periods, if applicable. The standard is effective for annual periods ending after December 15, 2016 and interim periods ending after December 15, 2016. Early adoption is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The Company does not expect adoption of this ASU to significantly impact its consolidated financial statements.

In May 2014, the FASB and the International Accounting Standards Board (“IASB”) (collectively, the “Boards”) jointly issued a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under US GAAP and IFRS. The standard’s core principle (issued as ASU 2014-09 by the FASB and as IFRS 15 by the IASB), is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The new guidance must be adopted using either a full retrospective approach for all periods presented in the period of adoption or a modified retrospective approach. The effective date is fiscal years beginning after December 15, 2016. Early application is not permitted. The Company is currently evaluating the methods of adoption and the impact that ASU 2014-09 will have on its consolidated financial statements.

3. Earnings per Common Share

Basic earnings per share is calculated by using the weighted-average number of common shares outstanding during each period.

The diluted earnings per share calculation is based on the weighted-average number of shares of common stock outstanding adjusted for the number of additional shares that would have been outstanding had all potentially dilutive common shares been issued.

Potentially dilutive shares of common stock include stock options, convertible debt and unvested share awards.  The dilutive effects of stock options and restricted stock awards are based on the treasury stock method.  The dilutive effect of the assumed conversion of convertible debt is determined using the if-converted method. The after-tax effect of interest expense related to the convertible securities is added back to net income, and the convertible debt is assumed to have been converted into common shares at the beginning of the period.

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

(in thousands, except per share data unless otherwise noted)

The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net income attributable to common stockholders per common share. Stock options that are anti-dilutive and excluded from the following table totaled 834 and 1,378 for the three months ended September 30, 2014 and 2013, respectively, and 1,359 and 1,406 for the nine months ended September 30, 2014 and 2013, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator:
Net income attributable to common stockholders	$9,327	$3,590	$25,275	$7,478
Income effect for interest on convertible debt, net of tax	247	—	247	—
Numerator for diluted EPS- Income to common stockholders after assumed conversions	$9,574	$3,590	$25,522	$7,478
Denominator:
Weighted average common shares outstanding — basic	40,833	38,960	40,173	38,589
Dilutive effect of:
Shares from assumed conversion of convertible debt	2,257	—	576	—
Options and unvested restricted shares	1,175	1,096	1,046	1,073
Weighted average common shares outstanding — diluted	44,265	40,056	41,795	39,662

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

•	Level 3 – Unobservable inputs – includes amounts derived from valuation models where one or more significant inputs are unobservable and require the Company to develop relevant assumptions.

The following is a summary of assets and liabilities held by the Company and their related classifications under the fair value hierarchy:

	September 30, 2014	December 31, 2013
Level 1 (A)	$271,032	$68,911
Level 2 (B)	34,017	8,694
Level 3 (C)	(7,370)	(4,490)
Total	$297,679	$73,115

(A)	Level 1 assets include money market funds and enhanced income money market funds which are classified as cash equivalents and marketable securities, respectively.
(B)	Level 2 assets include certificates of deposit, municipal bonds and corporate bonds which are classified as marketable securities.
(C)	Level 3 liabilities include the contingent consideration obligation.

The Company utilizes the market approach to measure fair value for its financial assets. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets. The Company's marketable securities investments classified as Level 2 primarily utilize broker quotes in a non-active market for valuation of these securities. No transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy occurred during the nine months ended September 30, 2014.

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

(in thousands, except per share data unless otherwise noted)

The aggregate fair value of available-for-sale securities and aggregate amount of unrealized gains and losses for available-for-sale securities at September 30, 2014 were as follows:

		Aggregate Amount of
	Aggregate	Unrealized
	Fair Value	Gains	Losses
Due in one year or less	$37,626	$14	$(104)
Due after one year, less than five years	1,800	2	(1)
	$39,426	$16	$(105)

The aggregate fair value of available-for-sale securities and aggregate amount of unrealized gains and losses for available-for-sale securities at December 31, 2013 were as follows:

		Aggregate Amount of
	Aggregate	Unrealized
	Fair Value	Gains	Losses
Due in one year or less	$9,105	$5	$(32)
Due after one year, less than five years	4,988	11	(2)
	$14,093	$16	$(34)

Unrealized gains and losses are reported as a component of accumulated other comprehensive loss in stockholders' equity. The cost of securities sold is based on the specific identification method. The Company evaluates investments with unrealized losses to determine if the losses are other than temporary. The Company has determined that the gross unrealized losses as of September 30, 2014 and December 31, 2013 are temporary. In making this determination, the Company considered the financial condition, credit ratings and near-term prospects of the issuers, the underlying collateral of the investments, and the magnitude of the losses as compared to the cost and the length of time the investments have been in an unrealized loss position. Additionally, while the Company classifies the securities as available-for-sale, the Company does not currently intend to sell such investments and it is more likely than not to recover the carrying value prior to being required to sell such investments.

The Company determined the fair value of the contingent consideration obligation using the probability-weighted income approach derived from quarterly revenue estimates and a probability assessment with respect to the likelihood of achieving the various performance criteria. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement. The significant unobservable inputs used in the fair value measurement of the Company's contingent consideration obligation are the probabilities of achieving certain financial targets and contractual milestones.  Significant increases (decreases) in any of those probabilities in isolation may result in a higher (lower) fair value measurement.  No changes in valuation techniques occurred during the nine months ended September 30, 2014.

The changes in fair value of the Company’s Level 3 contingent consideration obligation during the nine months ended September 30, 2014 were as follows:

Level 3
Balance at December 31, 2013	$4,490
Fair value adjustment to contingent consideration obligation included in net income	1,680
Earn-out compensation due to Strumsoft employees	1,200
Balance at September 30, 2014	$7,370

5. Acquisition

Voxmobili SA (“Vox”)

On July 11, 2014, the Company acquired all outstanding shares of Vox, a French company, for $25.1 million, net of cash acquired and liabilities assumed, subject to certain working capital adjustments. The Company believes that this acquisition will enable its position as the leading provider of personal cloud solutions to the world’s largest mobile operators.

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

(in thousands, except per share data unless otherwise noted)

Management determined the preliminary fair value of the net assets acquired during the third quarter of 2014 as follows:

	Preliminary
	Purchase Price
	Allocation
Cash	$1,414
Prepaid expenses and other assets	220
Accounts receivable	3,750
Intangible assets:		Wtd. Avg.
Technology	4,900	5 years
Customer relationships	5,000	5 years
Goodwill	17,188
Total assets acquired	32,472
Accounts payable and accrued liabilities	2,118
Deferred revenues	457
Deferred taxes	3,338
Net assets acquired	$26,559

The goodwill recorded in connection with this acquisition is based on operating synergies and other benefits expected to result from the combined operations and the assembled workforce acquired. The goodwill acquired will not be deductible for tax purposes.

Intangible assets related to the Vox acquisition as of September 30, 2014 consist of the following:

Intangible assets:
Technology	$4,900
Accumulated amortization	(186)
Fx adjustment	(335)
Technology, net	4,379
Customer relationships	5,100
Accumulated amortization	(193)
Fx adjustment	(348)
Customer relationships, net	4,559
Intangibles assets, net	$8,938

Acquisition-related costs recognized during the three months ended September 30, 2014, including transaction costs such as legal, accounting, valuation and other professional services, were $1.5 million.

Clarity OSS Limited (“Clarity”)

On July 2, 2014, the Company acquired certain assets, liabilities and workforce from Clarity, an Australian company, for cash consideration of $6.6 million net of liabilities assumed. The Company believes that the assets and customer contracts acquired from Clarity will assist the Company’s access to new markets in the Asia Pacific region.

The Company accounted for this business combination by applying the acquisition method, and accordingly, the purchase price was allocated to the tangible assets acquired and liabilities assumed based upon their fair values as of the acquisition date.  The excess of the purchase price over the net tangible assets and liabilities, approximately $343 thousand, was recorded as goodwill, which represents the assembled workforce acquired, with the remaining preliminary purchase price attributed to technology and customer relationships. The goodwill is not tax deductible.

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

The Company accounted for this business combination by applying the acquisition method, and accordingly, the purchase price was allocated to the tangible assets acquired and liabilities assumed based upon their fair values as of the acquisition date.  The excess of the purchase price over the net tangible assets and liabilities, approximately $2.9 million, was recorded as goodwill, which is not tax deductible, with the remaining preliminary purchase price attributed to technology and customer relationships

6. Stockholders’ Equity

Stock Options

The Company uses the Black-Scholes option pricing model for determining the estimated fair value for stock-based awards. The weighted-average assumptions used in the Black-Scholes option pricing model are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Expected stock price volatility	48%	65%	58%	66%
Risk-free interest rate	1.33%	1.39%	1.43%	0.86%
Expected life of options (in years)	4.12	4.37	4.25	4.45
Expected dividend yield	0%	0%	0%	0%

The weighted-average fair value (as of the date of grant) of the options was $17.03 and $15.88 per share for the three months ended September 30, 2014 and 2013, respectively and $14.64 and $15.76 per share for the nine months ended September 30, 2014 and 2013, respectively.  During the three months ended September 30, 2014 and 2013, the Company recorded total pre-tax stock-based compensation expense of $7.8 million ($5.2 million after tax or $0.12 per diluted share) and $7.3 million ($4.8 million after tax or $0.12 per diluted share), respectively, which includes the fair value for equity awards issued after January 1, 2006.  During the nine months ended September 30, 2014 and 2013, the Company recorded total pre-tax stock-based compensation expense of $20.5 million ($13.5 million after tax or $0.31 per diluted share) and $18.3 million ($12.1 million after tax or $0.30 per diluted share), respectively, which includes the fair value for equity awards issued after January 1, 2006.  The total stock-based compensation cost related to unvested equity awards not yet recognized as an expense as of September 30, 2014 was approximately $47.54 million. The expense is expected to be recognized over a weighted-average period of approximately 2.69 years.

The following table summarizes information about stock options outstanding as of September 30, 2014:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
Options	Options	Exercise Price	Term (Years)	Value
Outstanding at December 31, 2013	3,315	$23.97
Options Granted	790	31.57
Options Exercised	(903)	22.93
Options Cancelled	(129)	28.47
Outstanding at September 30, 2014	3,073	$26.04	4.42	$60,674
Vested or expected to vest at September 30, 2014	2,850	$25.65	4.29	$57,375
Exercisable at September 30, 2014	1,682	$22.36	3.23	$39,398

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

(in thousands, except per share data unless otherwise noted)

A summary of the Company’s unvested restricted stock at September 30, 2014, and changes during the nine months ended September 30, 2014, is presented below:

Number of
Non-Vested Restricted Stock	Awards
Non-vested at December 31, 2013	1,120
Granted	833
Vested	(386)
Forfeited	(117)
Non-vested at September 30, 2014	1,450

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

The expected life of ESPP shares is the average of the remaining purchase period under each offering period.  The weighted-average assumptions used to value employee stock purchase rights are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Expected stock price volatility	63%	65%	64%	67%
Risk-free interest rate	0.07%	0.10%	0.08%	0.12%
Expected life (in years)	0.50	0.50	0.50	0.50
Expected dividend yield	0%	0%	0%	0%

During the three months ended September 30, 2014 and 2013, the Company recorded $148 thousand and $164 thousand, respectively, of compensation expense related to the ESPP.  During the nine months ended September 30, 2014 and 2013, the Company recorded $503 thousand and $493 thousand, respectively, of compensation expense related to the ESPP.  During the three months ended September 30, 2014 and 2013, the Company sold a total of 34 and 31 shares, respectively, of its Treasury Stock pursuant to purchases under its ESPP.   Cash received from purchases through the ESPP during the three months ended September 30, 2014 and 2013, was approximately $937 thousand and $804 thousand, respectively, and is included within the financing activities section of the consolidated statements of cash flows.  During the nine months ended September 30, 2014 and 2013, the Company sold a total of 61 and 66 shares, respectively, of its Treasury Stock pursuant to purchases under its ESPP.   Cash received from purchases through the ESPP during the nine months ended September 30, 2014 and 2013, was approximately $1.7 million and $1.5 million, respectively, and is included within the financing activities section of the consolidated statements of cash flows.  The total unrecognized compensation expense related to the ESPP as of September 30, 2014 was approximately $215 thousand, which is expected to be recognized over the remainder of the offering period.

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

(in thousands, except per share data unless otherwise noted)

7. Accumulated Other Comprehensive Income (Loss)

Comprehensive income (loss) was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net income	$9,327	$3,590	$25,275	$7,478
Translation adjustments.	(10,652)	5,129	(6,735)	(1,534)
Unrealized (loss) income on securities, (net of tax)	(47)	19	(43)	(2)
Net loss on intra-entity foreign currency transactions	(1,632)	—	(5,051)	—
Total comprehensive (loss) income	$(3,004)	$8,738	$13,446	$5,942

The changes in accumulated other comprehensive income (loss) during the nine months ended September 30, 2014, are as follows, net of tax:

		Unrealized (Loss)
		Income on	Unrealized Holding
		Intra-Entity	Gains (Losses) on
	Foreign	Foreign Currency	Available-for-Sale
	Currency	Transactions	Securities	Total

Balance at December 31, 2013	$(4,131)	$3,419	$(11)	$(723)
Other comprehensive income	(6,735)	(1,632)	(43)	(8,410)
Amount reclassified to (from) accumulated other comprehensive loss	—	(3,419)	—	(3,419)
Total comprehensive loss	(6,735)	(5,051)	(43)	(11,829)
Balance at September 30, 2014	$(10,866)	$(1,632)	$(54)	$(12,552)

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

The changes in Goodwill during the nine months ended September 30, 2014 are as follows:

Balance at December 31, 2013	$137,743
Acquisitions	20,365
Reclassifications, adjustments and other	(1,287)
Translation adjustments	(5,766)
Balance at September 30, 2014	$151,055

The reclassification adjustment of $1.3 million is primarily related to an increase in the Company’s deferred taxes in connection with a foreign tax election.

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

(in thousands, except per share data unless otherwise noted)

9. Debt

Credit Facility

In September 2013, the Company entered into a Credit Agreement (the “Credit Facility”) with JP Morgan Chase Bank, N.A., as the administrative agent, Wells Fargo Bank, National Association, as the syndication agent and Capital One, National Association and KeyBank National Association, as co-documentation agents.  The Credit Facility, which can be used for general corporate purposes, is a $100 million unsecured revolving line of credit that matures on September 27, 2018.  The Company pays a commitment fee of 25 basis points on the unused balance of the revolving credit facility under the Credit Agreement. Commitment fees totaled approximately $46 thousand during the three months ended September 30, 2014 and $171 thousand during the nine months ended September 30, 2014. Synchronoss has the right to request an increase in the aggregate principal amount of the Credit Facility to $150 million.

On July 2, 2014, the Company borrowed $40 million under the Credit Facility to fund acquisitions and capital asset purchases. Interest on the borrowing is based upon LIBOR plus a 175 basis point margin.

On September 4, 2014, the Company repaid the full amount borrowed under the Credit Facility plus interest of approximately $136 thousand.

The Credit Facility is subject to certain financial covenants.  As of September 30, 2014, the Company was in compliance with all required covenants and there were no outstanding balances on the Credit Facility.

Convertible Senior Notes

On August 12, 2014, the Company issued $230.0 million aggregate principal amount of its 0.75% Convertible Senior Notes due in 2019 (the “2019 Notes”). The 2019 Notes mature on August 15, 2019, and bear interest at a rate of 0.75% per annum payable semi-annually in arrears on February 15 and August 15 of each year. The Company accounted for the $230 million face value of the debt as a liability and capitalized approximately $7.1 million of financing fees, related to the issuance.

The 2019 Notes are senior, unsecured obligations of the Company, and are convertible into shares of its common stock based on a conversion rate of 18.8072 shares per $1,000 principal amount of 2019 Notes which is equivalent to an initial conversion price of approximately $53.17 per share. The Company will satisfy any conversion of the 2019 Notes with shares of the Company’s common stock. The 2019 Notes are convertible at the note holders’ option prior to their maturity and if specified corporate transactions occur. The issue price of the 2019 Notes was equal to their face amount.

Holders of the 2019 Notes who convert their notes in connection with a qualifying fundamental change, as defined in the related indenture, may be entitled to a make-whole premium in the form of an increase in the conversion rate. Additionally, following the occurrence of a fundamental change, holders may require that the Company repurchase some or all of the 2019 Notes for cash at a repurchase price equal to 100% of the principal amount of the notes being repurchased, plus accrued and unpaid interest, if any. As of September 30, 2014, none of these conditions existed with respect to the 2019 Notes and as a result, the 2019 Notes are classified as long term.

The 2019 Notes are the Company’s direct senior unsecured obligations and rank equal in right of payment to all of the Company’s existing and future unsecured and unsubordinated indebtedness.

At September 30, 2014, the carrying amount of the liability and the outstanding principal of the 2019 Notes was $230.0 million, with an effective interest rate of approximately 1.36%. The fair value of the 2019 Notes was $263.5 million at September 30, 2014.

The interest expense of the Company’s 2019 Notes related to the contractual interest coupon was $216 thousand for the three and nine months ended September 30, 2014. There was no interest expense related to the 2019 Notes for the three and nine months ended September 30, 2013.

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

Revenues

We generate a substantial portion of our revenues on a per-transaction or subscription basis, which is derived from contracts that extend up to 60 months from execution. For the three months ended September 30, 2014 and 2013, we derived approximately 80% and 77%, respectively, of our revenues from transactions processed and subscription arrangements. This increase is a result of new subscription arrangements with our existing customers and increased transaction volumes.  The remainder of our revenues were generated from professional services and licenses.

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

Each of AT&T and Verizon Wireless accounted for more than 10% of our revenues for the three months ended September 30, 2014 and 2013. AT&T and Verizon Wireless in the aggregate accounted for 75% and 68% of our revenues for the three months ended September 30, 2014 and 2013,  respectively. See “Risk Factors” for certain matters bearing risks on our future results of operations.

Costs and Expenses

Our costs and expenses consist of cost of services, research and development, selling, general and administrative, depreciation and amortization, change in contingent consideration and interest and other expense.

Cost of services includes all direct materials, direct labor, cost of facilities and those indirect costs related to revenues such as indirect labor, materials and supplies. Our primary cost of services is related to our information technology and systems department, including colocation fees, network costs, data center maintenance, database management and data processing costs, as well as personnel costs associated with service implementation, customer deployment and customer care. Also included in cost of services are costs associated with our exception handling centers and the maintenance of those centers. Currently, we utilize a combination of employees and third-party providers to process transactions through these centers.

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

Depreciation relates to our property and equipment and includes our network infrastructure and facilities. Amortization primarily relates to trademarks, customer lists and technology acquired and internally developed software.

Interest expense consists primarily of interest on our lease financing obligations and our convertible senior notes.

Current Trends Affecting Our Results of Operations

Business from our Activation and Cloud Solutions has been driven by the unprecedented growth in mobile devices globally. Certain industry trends, such as Next programs from AT&T, have resulted in faster device upgrade cycles increasing device order transactions and activations. With mobile devices becoming content rich and starting to act as a replacement for other traditional devices like PC’s, the need to securely back up content from mobile devices, sync it with other devices and share it with others in their community of family, friends and business associates have become essential needs. The major Tier 1 carriers are also publicly discussing achieving 500% penetration (multiple connected devices per user) by enabling connectivity to non-traditional devices. Such devices include connected cars, health and wellness devices, connected home and health care. The need for these devices to be activated, managed and the contents from them to be stored in a common cloud are also expected to be drivers of our businesses in the long term.

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

There were no significant changes in our critical accounting policies and estimates discussed in our Form 10-K during the nine months ended September 30, 2014.  Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2013 for a more complete discussion of our critical accounting policies and estimates.

Acquisitions

On July 11, 2014, the Company acquired all outstanding shares of Vox, a French company, for $25.1 million,  net of cash acquired and liabilities assumed, subject to certain working capital adjustments. The Company believes that this acquisition will enable its position as the leading provider of personal cloud solutions to the world’s largest mobile operators.

On July 2, 2014, the Company acquired certain assets, liabilities and workforce from Clarity, an Australian company, for cash consideration of $6.6 million net of liabilities assumed. The Company believes that the assets and customer contracts acquired from Clarity will assist the Company’s access to new markets in the Asia Pacific region.

On May 12, 2014, the Company acquired certain assets and workforce from Digi-Data, a U.S. company, for total consideration of $6.3 million.  The Company believes that the assets and workforce acquired from Digi-Data will expedite the Company’s integration of broadband technologies into the Company’s wireless cloud offerings.

Results of Operations

Three months ended September 30, 2014 compared to the three months ended September 30, 2013

The following table presents an overview of our results of operations for the three months ended September 30, 2014 and 2013:

	Three Months Ended September 30,
	2014		2013		2014 vs 2013
	$	% of Revenue	$	% of Revenue	$ Change	% Change
	(in thousands)
Net revenues	$125,175	100.0%	$89,716	100.0%	$35,459	39.5%

Cost of services*	50,496	40.3%	38,133	42.5%	12,363	32.4%
Research and development	21,056	16.8%	16,554	18.5%	4,502	27.2%
Selling, general and administrative	21,382	17.1%	15,562	17.3%	5,820	37.4%
Net change in contingent consideration obligation	355	0.3%	500	0.6%	(145)	(29.0)%
Depreciation and amortization	16,268	13.0%	10,213	11.4%	6,055	59.3%
Total costs and expenses	109,557	87.5%	80,962	90.2%	28,595	35.3%

Income from operations	$15,618	12.5%	$8,754	9.8%	$6,864	78.4%

*	Cost of services excludes depreciation and amortization which is shown separately.

Net Revenues.  Net revenues increased $35.5 million to $125.2 million for the three months ended September 30, 2014, compared to the same period in 2013.  This increase was due primarily to the expansion of our services provided to our customers.  Transaction and subscription revenues as a percentage of sales were 80% or $100.3 million for the three months ended September 30, 2014 compared to 77% or $69.4 million for the same period in 2013.  The increase in transaction and subscription revenue is primarily due to new subscription arrangements with our existing customers and increased transaction volumes.  Professional service and license revenues as a percentage of sales were 20% or $24.9 million for the three months ended September 30, 2014, compared to 23% or $20.3 million for the same period in 2013.

Net revenues related to Activation Services increased $4.5 million to $67.4 million for the three months ended September 30, 2014 compared to the same period in 2013.  Net revenues related to Activation Services represented 54% for the three months ended September 30, 2014, compared to 70% for the same period in 2013.  Net revenues related to our Cloud Services increased by $31.0 million to $57.8 million for the three months ended September 30, 2014 compared to the same period in 2013.  Net revenues related to our Cloud Services represented 46% for the three months ended September 30, 2014, compared to 30% for the same period in 2013.  The increase in our Cloud Service performance was a result of a strong adoption of our cloud offerings across our customer base.

Expenses

Cost of Services.  Cost of services increased $12.4 million to $50.5 million for the three months ended September 30, 2014, compared to the same period in 2013,  due primarily to an increase of $5.9 million in colocation costs related to the expansion of our hosting and storage offerings. There was also an increase of $2.6 million in outside consulting expense, due to our increased use of third party exception handling vendors. Additionally, our personnel and related costs increased  $4.1 million as a result of our continued growth in existing and new programs with our customers. As a result of increased revenues, cost of services as a percentage of revenues decreased to 40.3% for the three months ended September 30, 2014, as compared to 42.5% for the same period in 2013.

Research and Development.  Research and development expense increased $4.5 million to $21.1 million for the three months ended September 30, 2014, compared to the same period in 2013 primarily due to an increase of $1.6 million in outside consultants and $3.1 million in personnel and related costs, as a result of our acquisitions and our continued growth as we further expand the capabilities of our offerings. Research and development expense as a percentage of revenues decreased to 16.8% for the three months ended September 30, 2014 as compared to 18.5% for the same period in 2013.

Selling, General and Administrative.    Selling, general and administrative expense increased $5.8 million to $21.4 million for the three months ended September 30, 2014, compared to the same period in 2013.  This was primarily driven by an increase of $2.7 million in personnel and related costs and an increase of $2.2 million in merger and acquisition related expenses. The increase in personnel and related costs primarily related to increased headcount as a result of our international expansion as well as the earn-out compensation due to the former owners and employees of Strumsoft. Additionally, there was an increase in merger and acquisition expense related to the recent acquisitions of Vox and Clarity. As a result of increased revenues, selling, general and administrative expense as a percentage of revenues decreased to 17.1% for the three months ended September 30, 2014, compared to 17.3% for the same period in 2013.

Net change in contingent consideration obligation.  The net change in contingent consideration obligation resulted in a $145 thousand decrease for the three months ended September 30, 2014.  The contingent consideration associated with the Strumsoft acquisition increased $355 thousand due to changes in the fair value estimates related to the weighted probability of achieving revenue milestones. The contingent consideration associated with the SpeechCycle, Inc. and Spatial Systems Nominees PTY Limited acquisitions decreased $500 thousand due to the completion of their earn-out periods.

Depreciation and amortization. Depreciation and amortization expense increased $6.1 million to $16.3 million for the three months ended September 30, 2014, compared to the same period in 2013. This was primarily related to the increase in depreciable fixed assets necessary for the continued expansion of our platforms and amortization of our newly acquired intangible assets related to our recent acquisitions.  Depreciation and amortization expense as a percentage of revenues increased to 13.0% for the three months ended September 30, 2014, as compared to 11.4% for the three months ended September 30, 2013.

Income from Operations.  Income from operations increased $6.9 million to $15.6 million for the three months ended September 30, 2014, compared to the same period in 2013.  This was primarily due to increased revenues, offset by the additional costs associated with our acquired operations, increased depreciation for data center deployments and amortization related to acquisitions. Income from operations as a percentage of revenues increased to 12.5% for the three months ended September 30, 2014, as compared to 9.8% for the three months ended September 30, 2013.

Interest income.  Interest income increased $177 thousand to $326 thousand for the three months ended September 30, 2014, compared to the same period in 2013, as a result of interest income earned on our larger cash and marketable securities balances.

Interest expense.  Interest expense increased $897 thousand to $1.1 million for the three months ended September 30, 2014, compared to the same period in 2013 due primarily to an increase of approximately $267 thousand related to our $40 million borrowing on our revolving credit facility, which was drawn in July and subsequently repaid in September, and an additional $392 thousand related to the convertible debt.

Other income (expense).  Other income (expense) increased $372 thousand to $3 thousand for the three months ended September 30, 2014, compared to the same period in 2013.  Other income (expense) increased primarily due foreign currency exchange rate fluctuations.

Income Tax.  We recognized approximately $5.5 million and $4.7 million in related income tax expense during the three months ended September 30, 2014 and 2013, respectively. Our effective tax rate was approximately 37.0% for the three months ended September 30, 2014,  which was higher than our U.S. federal statutory rate primarily due to an unfavorable impact of the change in fair market value for the contingent consideration obligation related to our Strumsoft earn-out, offset by a favorable impact of profit mix in foreign jurisdictions, which have lower tax rates. Our effective tax rate was approximately 56.7% for the three months ended September 30, 2013, which was higher than our U.S. federal statutory rate primarily due to an unfavorable impact of the change in fair market value for the contingent consideration obligation related to the Spatial earn-out and higher state taxes. We review the expected annual effective income tax rate and make changes on a quarterly basis as necessary based on certain factors such as changes in forecasted annual operating income, changes to the actual and forecasted permanent book-to-tax differences, and changes resulting from the impact of tax law changes.

Nine months ended September 30, 2014 compared to the nine months ended September 30, 2013

The following table presents an overview of our results of operations for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30,
	2014		2013		2014 vs 2013
	$	% of Revenue	$	% of Revenue	$ Change	% Change
	(in thousands)
Net revenues	$327,103	100.0%	$251,840	100.0%	$75,263	29.9%

Cost of services*	131,766	40.3%	105,791	42.0%	25,975	24.6%
Research and development	53,902	16.5%	49,630	19.7%	4,272	8.6%
Selling, general and administrative	55,656	17.0%	45,157	17.9%	10,499	23.2%
Net change in contingent consideration obligation	1,680	0.5%	2,676	1.1%	(996)	(37.2)%
Restructuring charges	—	—%	5,172	2.1%	(5,172)	(100.0)%
Depreciation and amortization	42,292	12.9%	28,792	11.4%	13,500	46.9%
Total costs and expenses	285,296	87.2%	237,218	94.2%	48,078	20.3%

Income from operations	$41,807	12.8%	$14,622	5.8%	$27,185	185.9%

*	Cost of services excludes depreciation and amortization which is shown separately.

Net Revenues.  Net revenues increased $75.3 million to $327.1 million for the nine months ended September 30, 2014, compared to the same period in 2013.  This increase was due primarily to the expansion of our services provided to our customers.  Transaction and subscription revenues as a percentage of sales were 76% or $248.0 million for the nine months ended September 30, 2014 compared to 70% or $175.3 million for the same period in 2013.  The increase in transaction and subscription revenue was primarily due to new subscription arrangements with our existing customers and increased transaction volumes.  Professional service and license revenues as a percentage of sales were 24% or $79.1 million for the nine months ended September 30, 2014, compared to 30% or $76.5 million for the same period in 2013.

Net revenues related to Activation Services increased $3.8 million to $179.0 million for the nine months ended September 30, 2014 compared to the same period in 2013.  Net revenues related to Activation Services represented 55% for the nine months ended September 30, 2014, compared to 70% for the same period in 2013.  Net revenues related to our Cloud Services increased by $71.5 million to $148.1 million of our revenues for the nine months ended September 30, 2014 compared to the same period in 2013.  Net revenues related to our Cloud Services represented 45% for the nine months ended September 30, 2014, compared to 30% for the same period in 2013.  The increase in our Cloud Service performance was a result of a strong adoption of our cloud offerings across our customer base.

Expenses

Cost of Services.  Cost of services increased $26.0 million to $131.8 million for the nine months ended September 30, 2014, compared to the same period in 2013,  due primarily to an increase of $14.7 million in colocation costs related to the expansion of our hosting and storage offerings.  There was also an increase of $5.3 million in outside consulting expense, due to our increased use of third party exception handling vendors as a result of increased call volume.  Additionally, our personnel and related costs increased  $6.6 million as a result of our continued growth in existing and new programs with our customers. As a result of increased revenues, cost of services as a percentage of revenues decreased to 40.3% for the nine months ended September 30, 2014, as compared to 42.0% for the same period in 2013.

Research and Development.  Research and development expense increased $4.3 million to $53.9 million for the nine months ended September 30, 2014, compared to the same period in 2013 primarily due to an increase of $2.5 million in outside consultants and $2.2 million in personnel and related costs, as a result of our acquisitions and our continued growth as we further expand the capabilities of our offerings. Research and development expense as a percentage of revenues decreased to 16.5% for the nine months ended September 30, 2014 as compared to 19.7% for the same period in 2013.

Selling, General and Administrative.    Selling, general and administrative expense increased $10.5 million to $55.7 million for the nine months ended September 30, 2014, compared to the same period in 2013.  There was an increase of $4.7 million in personnel and related costs and an increase of $1.9 million in stock-based compensation.  The increase in personnel and related costs primarily related to increased headcount as a result of our international expansion as well as the earn-out compensation due to the former owners and employees of Strumsoft. There was also an increase of $1.6 million in merger and acquisition expense related to the recent acquisitions of Digi-Data, Vox and Clarity. Our marketing expense increase of $1.3 million related to our expanded marketing activities associated with rebranding and the launch of our new products. The remaining increase of $1.2 million related to telecommunication and facility costs that were impacted by the common area maintenance cost increase and an increase in outside consultant’s costs supporting various strategic projects. These increases were partially offset by a $1.3 million decrease in selling costs and some professional fees. As a result of increased revenues, selling, general and administrative expense as a percentage of revenues decreased to 17.0% for the nine months ended September 30, 2014, compared to 17.9% for the same period in 2013.

Net change in contingent consideration obligation.  The net change in contingent consideration obligation resulted in a $996 thousand decrease for the nine months ended September 30, 2014. The contingent consideration associated with the Strumsoft acquisition increased $1.7 million due to changes in the fair value estimates related to the weighted probability of achieving revenue milestones. The contingent consideration associated with the SpeechCycle, Inc. and Spatial Systems Nominees PTY Limited acquisitions decreased $2.7 million due to the completion of their earn-out periods.

Restructuring charges. There were no restructuring charges recorded for the nine months ended September 30, 2014.  Restructuring charges were $5.2 million for the nine months ended September 30, 2013, as a result of the January 2013 work-force reduction plan to reduce costs and align our resources with our key strategic priorities.

Depreciation and amortization. Depreciation and amortization expense increased $13.5 million to $42.3 million for the nine months ended September 30, 2014, compared to the same period in 2013, primarily related to the increase in depreciable fixed assets necessary for the continued expansion of our platforms and amortization of our newly acquired intangible assets related to our Strumsoft, Digi-Data, Clarity and Vox acquisitions. Depreciation and amortization expense as a percentage of revenues increased to 12.9% for the nine months ended September 30, 2014, as compared to 11.4% for the nine months ended September 30, 2013.

Income from Operations.  Income from operations increased $27.2 million to $41.8 million for the nine months ended September 30, 2014, compared to the same period in 2013 This was primarily due to increased revenues offset by the additional costs associated with our acquired operations, increased depreciation for data center deployments and amortization related to acquisitions.  Income from operations as a percentage of revenues increased to 12.8% for the nine months ended September 30, 2014, as compared to 5.8% for the nine months ended September 30, 2013.

Interest income.  Interest income increased $8 thousand to $440 thousand for the nine months ended September 30, 2014, compared to the same period in 2013.

Interest expense.  Interest expense increased $1.1 million to $1.8 million for the nine months ended September 30, 2014, compared to the same period in 2013 due to an increase of approximately $373 thousand related to related to our $40 million borrowing on our revolving credit facility, which was drawn in July and subsequently repaid in September, and an additional $392 thousand related to the convertible debt.

Other income (expense).  Other income (expense) increased $1.4 million to $1.1 million for the nine months ended September 30, 2014, compared to the same period in 2013.  Other income (expense) increased primarily due to an increase in New York state refundable research and development tax credits domestically, upon the state’s completion of its audit, and foreign currency exchange rate fluctuations.

Income Tax.  We recognized approximately $16.2 million and $6.5 million in related income tax expense during the nine months ended September 30, 2014 and 2013, respectively.  Our effective tax rate was approximately 39.0% for the nine months ended September 30, 2014, which was higher than our U.S. federal statutory rate primarily due to an unfavorable impact of the change in fair market value of our contingent consideration obligation related to the Strumsoft earn-out, offset by a favorable impact of profit mix in foreign jurisdictions, which have lower tax rates. Our effective tax rate was approximately 46.6% for the nine months ended September 30, 2013,  higher than our U.S. federal statutory rate primarily due to an unfavorable impact of the change in fair market value of our contingent consideration obligation related to the Spatial earn-out and higher state taxes. We review the expected annual effective income tax rate and make changes on a quarterly basis as necessary based on certain factors such as changes in forecasted annual operating income, changes to the actual and forecasted permanent book-to-tax differences, and changes resulting from the impact of tax law changes.

Liquidity and Capital Resources

Our principal source of liquidity has been cash provided by operations. Our cash, cash equivalents and marketable securities balance was $305.0 million at September 30, 2014,  an increase of $227.4 million as compared to the balance at December 31, 2013.  This increase was primarily due to $223 million of cash received from the issuance of our convertible senior notes, $45.0 million cash generated from operations and $20.7 million of cash received from the exercise of stock options offset by $24.8 million related to purchases of fixed assets and $38.1 million for the acquisition of Digi-Data, Clarity and Vox. We anticipate that our principal uses of cash in the future will be to fund the expansion of our business through both organic growth as well as possible acquisition activities and the expansion of our customer base internationally.  Uses of cash will also include facility and technology expansion, capital expenditures, and working capital.

On August 12, 2014, we issued $230.0 million aggregate principal amount of 0.75% Convertible Senior Notes due in 2019 (the “2019 Notes”). The 2019 Notes mature on August 15, 2019, and bear interest at a rate of 0.75% per annum payable semi-annually in arrears on February 15 and August 15 of each year. We accounted for the $230 million face value of the debt as  a liability and capitalized approximately $7.1 million of financing fees, related to the issuance.

The 2019 Notes are senior, unsecured obligations and are convertible into shares of common stock based on a conversion rate of 18.8072 shares per $1,000 principal amount of 2019 Notes which is equivalent to an initial conversion price of approximately $53.17 per share. We will satisfy any conversion of the 2019 Notes with shares of our common stock. The 2019 Notes are convertible at the  note holders’ option prior to their maturity and if specified corporate transactions occur. The issue price of the 2019 Notes was equal to their face amount.

Holders of the 2019 Notes who convert their notes in connection with a qualifying fundamental change, as defined in the related indenture, may be entitled to a make-whole premium in the form of an increase in the conversion rate. Additionally, following the occurrence of a fundamental change, holders may require that we repurchase some or all of the 2019 Notes for cash at a repurchase price equal to 100% of the principal amount of the notes being repurchased, plus accrued and unpaid interest, if any. As of September 30, 2014, none of these conditions existed with respect to the 2019 Notes and as a result, the 2019 Notes are classified as long term.

The 2019 Notes are the Company’s direct senior unsecured obligations and rank equal in right of payment to all of the Company’s existing and future unsecured and unsubordinated indebtedness.

At September 30, 2014, the carrying amount of the liability and the outstanding principal of the 2019 Notes was $230.0 million, with an effective interest rate of approximately 1.36%. The fair value of the 2019 Notes was $263.5 million at September 30, 2014.

The interest expense of the Company’s 2019 Notes related to the contractual interest coupon was $216 thousand for the three and nine months ended September 30, 2014. There was no interest expense related to the 2019 Notes for the three and nine months ended September 30, 2013.

In September 2013, we entered into a Credit Agreement (the “Credit Facility”) with JP Morgan Chase Bank, N.A., as the administrative agent, Wells Fargo Bank, National Association, as the syndication agent and Capital One, National Association and KeyBank National Association, as co-documentation agents.  The Credit Facility, which can be used for general corporate purposes, is a $100 million unsecured revolving line of credit that matures on September 27, 2018.  We pay a commitment fee of 25 basis points on the undrawn balance of the revolving credit facility under the Credit Agreement. Commitment fees totaled approximately $46 thousand during the three months ended September 30, 2014 and $171 thousand during the nine months ended September 30, 2014. We have the right to request an increase in the aggregate principal amount of the Credit Facility to $150 million.

On July 2, 2014 we borrowed $40 million under the Credit Facility to fund the acquisitions of Digi-Data, Vox and Clarity. Interest on the borrowing is based upon LIBOR plus a 175 basis point margin.

On September 4, 2014, we repaid the full amount borrowed under the Credit Facility plus interest of approximately $136 thousand.

The Credit Facility is subject to certain financial covenants.  As of September 30, 2014, we were in compliance with all required covenants and there were no outstanding balances on the Credit Facility.

At September 30, 2014,  our non-U.S. subsidiaries held approximately $5.8 million of cash and cash equivalents that are available for use by all of our operations around the world.  At this time, we believe these funds will be permanently reinvested.  However, if these funds were repatriated to the U.S. or used for U.S. operations, certain amounts could be subject to U.S. tax for the incremental amount in excess of the foreign tax paid.  Due to the timing and circumstances of repatriation of such earnings, if any, it is not practical to determine the unrecognized deferred tax liability related to the amount.

Discussion of Cash Flows

Cash flows from operations. Net cash provided by operating activities for the nine months ended September 30, 2014 was $45.0 million, as compared to $33.4 million provided for the same period in 2013.  Cash flows from operations increased by approximately $11.6 million. The operating cash flows for the nine months ended September 30, 2014 benefited from the increase in net income and non-cash items by $27.9 million compared to the same period in 2013. This was offset by a decrease in the changes in working capital for the nine months ended September 30, 2014, of approximately $21.8 million. Among the changes in working capital, the accounts receivable increase accounted for most of the change.

Cash flows from investing.  Net cash used in investing activities for the nine months ended September 30, 2014 was $88.5 million, as compared to $48.3 million used for the same period in 2013.  The increase in net cash used in investing activities for the nine months ended September 30, 2014 of $40.3 million compared to 2013 was primarily due to the recent acquisitions of Digi, Clarity and Vox and purchases of marketable securities.

Cash flows from financing.  Net cash provided by financing activities for the nine months ended September 30, 2014 was $245.5 million, as compared to $17.6 million provided by financing activities for the same period in 2013.  The increase in net cash provided by financing activities for the nine months ended September 30, 2014 of $227.8 million as compared to 2013 was primarily due the issuance of the convertible notes and an increase in proceeds from the exercises of stock options.

We believe that our existing cash and cash equivalents, cash generated from our existing operations, our available credit facilities and other available sources of financing will be sufficient to fund our operations for the next twelve months based on our current business plans.

Effect of Inflation

Although inflation generally affects us by increasing our cost of labor and equipment, we do not believe that inflation has had any material effect on our results of operations for nine months ended September 30, 2014 or 2013.

Impact of Recently Issued Accounting Standards

In August 2014 the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-15 Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.  Management of public and private companies will be required to evaluate whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued (or available to be issued when applicable) and, if so, disclose that fact. Management will be required to make this evaluation for both annual and interim reporting periods, if applicable. The standard is effective for annual periods ending after December 15, 2016 and interim periods ending after December 15, 2016. Early adoption is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. Management does not expect adoption of this ASU to significantly impact its consolidated financial statements.

In May 2014, the FASB and the International Accounting Standards Board (“IASB”) (collectively, the “Boards”) jointly issued a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under US GAAP and IFRS. The standard’s core principle (issued as ASU 2014-09 by the FASB and as IFRS 15 by the IASB), is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The new guidance must be adopted using either a full retrospective approach for all periods presented in the period of adoption or a modified retrospective approach. The effective date is fiscal years beginning after December 15, 2016. Early application is not permitted. Management is currently evaluating the methods of adoption and the impact that ASU 2014-09 will have on our consolidated financial statements.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2014 and December 31, 2013,  that have or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

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

Interest Rate Risk

We are exposed to the risk of interest rate fluctuations on the interest income earned on our cash and cash equivalents. A hypothetical 100 basis point movement in interest rates applicable to our cash and cash equivalents outstanding at September 30, 2014 would increase interest income by less than $399 thousand on an annual basis. We are subject to foreign currency exchange risk with respect to cash balances maintained in foreign currencies. As we drew down on our Credit Facility on July 2, 2014 we were subject to U.S. LIBOR interest rate fluctuations. As of September 30, 2014, there were no outstanding balances on the Credit Facility.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2014.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of September 30, 2014, the end of the period covered by this quarterly report, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

10.8.1	Form of Indenture for Convertible Senior Notes, incorporated by reference to Registrants Form S-3 (Commission File No. 333-132080).
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

10.11†

Transition agreement dated as of April 1, 2014 between the Registrant and Lawrence Irving, incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the six months ended June 30, 2014.

10.15†

Employment agreement dated as of April 1, 2014 between the Registrant and Karen Rosenberger, incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the six months ended June 30, 2014

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

October 31, 2014