Form 10-K
period 2014-12-31
SYNCHRONOSS TECHNOLOGIES INC
filed 2015-02-25
CIK 1131554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10‑K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 000‑52049

SYNCHRONOSS TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	06‑1594540 (IRS Employer Identification No.)

200 Crossing Boulevard, 8th Floor, Bridgewater, New Jersey 08807

(Address of principal executive offices, including ZIP code)

(866) 620‑3940

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.0001 par value	The NASDAQ Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well‑known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933. Yes ☒  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”). Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S‑T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b‑2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non‑accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the common stock held by non‑affiliates of the Registrant as of June 30, 2014, the last business day of the Registrant’s last completed second quarter, based upon the closing price of the common stock as reported by The NASDAQ Stock Market on such date was approximately $1 billion. Shares of common stock held by each executive officer, director and stockholders known by the Registrant to own 10% or more of the outstanding stock based on public filings and other information known to the Registrant have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 23, 2015, a total of 43,027,001 shares of the Registrant’s common stock were outstanding. The exhibit index as required by Item 601(a) of Regulation S‑K is included in Item 15 of Part IV of this report on Form 10‑K.

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference to portions of the Registrant’s definitive Proxy Statement for its 2015 Annual Meeting of Stockholders (the “Proxy Statement”), which is to be filed pursuant to Regulation 14A within 120 days after the end of the Registrant’s fiscal year ended December 31, 2014. Except as expressly incorporated by reference, the Proxy Statement shall not be deemed to be a part of this report on Form 10‑K.

SYNCHRONOSS TECHNOLOGIES, INC.

FORM 10‑K

December 31, 2014

i

PART I

ITEM 1.  BUSINESS

The words "Synchronoss", "we", "our", "ours", "us" and the "Company" refer to Synchronoss Technologies, Inc. and its consolidated subsidiaries. All statements in this Annual Report on Form 10-K that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding Synchronoss' "expectations," "beliefs," "hopes," "intentions," “anticipates,” “seeks,” "strategies," "plans," "targets," "estimations," “outlook” or the like. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Synchronoss cautions investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors including, but not limited to, the risk factors discussed in this Annual Report on Form 10-K. Synchronoss expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in Synchronoss' expectations with regard thereto or any change in events, conditions, or circumstances on which any such statements are based.

General

We are a mobile innovation company that provides software-based cloud and activation solutions for connected devices to enterprise customers on a global scale.  Our software creates innovative consumer and enterprise solutions that drive billions of transactions on a wide range of connected devices across the world’s leading networks. Our solutions include: intelligent connectivity management and content synchronization, backup and sharing service procurement, provisioning, activation, and support that enable communications service providers (CSPs), cable operators/multi-services operators (MSOs), original equipment manufacturers (OEMs) with embedded connectivity (e.g. smartphones, laptops, tablets and mobile Internet devices, such as automobiles, wearables for personal health and wellness, and connected homes), multi-channel retailers and other customers to accelerate and monetize value-add services for connected devices. This includes automating subscriber activation, order management, upgrades, service provisioning and connectivity and content management from any sales channel to any communication service (wireless or wireline), across any connected device type and managing the content transfer, synchronization and share.

Our Synchronoss Personal Cloud™ platform is specifically designed to power the activation of the devices and technologies that seamlessly connect today’s consumer and leverage our cloud assets to manage these devices and content associated with them.  Synchronoss WorkSpace™ platform focuses on providing a secure, integrated file sharing and collaboration solution for small and medium businesses. Our consumer and small business platforms and solutions enable us to drive a natural extension of our mobile activations and cloud services with leading wireless networks around the world to link other non-traditional devices (i.e., automobiles, wearables for personal health and wellness, and connected homes).

Our Activation Services, Synchronoss Personal Cloud™ and Synchronoss WorkSpace™ platforms provide end-to-end seamless integration between customer-facing channels/applications, communication services, or devices and “back-office” infrastructure-related systems and processes. Our customers rely on our solutions and technology to automate the process of activation and content and settings management for their subscriber’s devices while delivering additional communication services. Our Integrated Life™ platform brings together the capabilities of device/service activation with content and settings management to provide a seamless experience of activating and managing both traditional and non-traditional devices. Our platforms also support automated customer care processes through use of accurate and effective speech processing technology and enable our customers to offer their subscribers the ability to store in and retrieve from the Cloud their personal and work content and data which resides on their connected mobile devices, such as personal computers, smartphones and tablets.  Our platforms are designed to be carrier-grade, highly available, flexible and scalable to enable multiple converged communication services to be managed across multiple distribution channels including e-commerce, m-commerce, telesales, customer stores, indirect and other retail outlets allowing us to meet the rapidly changing and converging services and connected devices offered by our customers. We enable our customers to acquire, retain and service subscribers quickly, reliably and cost-effectively by enabling backup, restore, synchronization and sharing of subscriber content.  Through the use of our platforms, our customers can simplify the processes associated with managing the customer experience for procuring, activating, connecting, backing-up, synchronizing and social media and enterprise-wide sharing/collaboration with connected devices and contents from these devices and associated services.  The extensibility, scalability, reliability and relevance of our platforms enable new revenue streams and retention opportunities for our customers through new subscriber acquisitions, sale of new devices, accessories and new value-added service offerings in the Cloud, while optimizing their cost of operations and enhancing customer experience. We currently operate in and market our solutions and services directly through our sales organizations in North America, Europe and Asia-Pacific.

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

Our Activation Services and Integrated Life platforms orchestrate the complex and different back-end systems of communication service providers to provide a best-in-class ordering system by orchestrating the workflow and consolidated automated customer care services. This allows CSPs using our platforms to realize the full benefits of their offerings.  The platforms also support, among other automated transaction areas, credit card billing, inventory management, and trouble ticketing. In addition to this, the platform supports the physical transactions involved in customer activation and service such as managing access service requests, local service requests, local number portability, and directory listings. Our Integrated Life platform also enables our customers to activate non-traditional devices, such as wearables and automobiles, where activations could take place in environments totally out of a mobile operator’s control, such as at an OEM or in the hands of an end-consumer in an automobile.

Our Synchronoss Personal Cloud and Synchronoss WorkSpace platforms extend features from our core platform into more transaction areas required to enable subscriber management for connected devices including directly on the device itself. In addition, our Synchronoss Personal Cloud platform is specifically designed to support connected devices, such as smartphones, mobile Internet devices (MIDs), laptops, tablets and wirelessly enabled consumer electronics such as wearables for health and wellness, cameras, tablets, e-readers, personal navigation devices, and global positioning system (GPS) enabled devices, as well as connected automobiles.

Our Synchronoss Personal Cloud platform is designed to deliver an operator-branded experience for subscribers to backup, restore, synchronize and share their personal content across smartphones, tablets, computers and other connected devices from anywhere at any time. A key element of our Synchronoss Personal Cloud platform is that it extends a carrier’s or OEM’s visibility and reaches into all aspects of a subscriber’s use of a connected device.  It introduces the notion of Connect-Sync-Activate for all devices.  Through our Activation Services platform a device is activated via a variety of different channels. Once connected, most users of mobile devices avail themselves of content synchronization from the Cloud using policies that are appropriate and applicable to each specific device.

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

Our platforms are designed to be:

Carrier Grade:  We designed our platforms to handle high-volume transactions from carriers (such as the launch of the new iPhone 6) rapidly and efficiently, with virtually no down-time. Our platforms are also capable of simultaneously handling millions of device content related transactions on a daily basis to ensure that personal content on all subscriber devices stays fresh and synchronized with the Cloud.

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

Scalable:  Our platforms are designed to process expanding transaction volumes reliably and cost effectively. While our transaction volume has increased rapidly since our inception, we anticipate substantial future growth in transaction volumes, and we believe our platforms are capable of scaling their output commensurately, requiring principally routine computer hardware and software updates. Our synchronization and activation platforms routinely support our customers' transactions at the highest level of demands when needed with our current production deployments. We continue to see the number of transactions for connected devices, such as smartphones, mobile Internet devices (MIDs), laptops, tablets and wirelessly enabled consumer electronics such as cameras, tablets, e-readers, personal navigation devices, global positioning system (GPS) enabled devices, and other connected consumer electronics, to be one of the fastest growing transaction types across all our platforms, products and services. Our Synchronoss Personal Cloud platform is deployed across more than 65 million devices, managing 10 billion entities in the Cloud and performing more than 7 million synchronizations per day.

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

Build Consumer Loyalty and Create New Revenue Streams:  Our synchronization services help drive consumers to the CSPs, OEM or multi-channel retailers by presenting them with a branded application and fully-integrated Web portal that provides convenience, security, and continuity for end user customers, which we believe helps our customers by further building the loyalty of their subscribers.  Our Synchronoss Personal Cloud solution helps reduce subscriber churn by making it easy for subscribers to migrate smartphone content from an old device to a new device. Our Synchronoss Personal Cloud solution enables our carrier customers to sell premium value-add cloud storage solutions as well as cloud enabling premium partner opportunities. We are designing solutions that will allow carriers, OEMs and retail distributors to promote and fulfill new services through mobile channels to better monetize their cloud subscriber base.

Efficient:  Our platforms' capabilities provide what we believe to be a more cost-effective, efficient and productive approach to enabling new activations across services and channels. Our solutions allow our customers to reduce overhead costs associated with building and operating their own customer transaction management infrastructure. With automated activation and integrated fall out support, our e-commerce platforms centralize customer service expectations, which we believe dramatically reduces our customers’ subscriber acquisition/retention costs in addition to operating expenses for training and staffing costs. We also provide our customers with the information and tools intended to more efficiently manage marketing and operational aspects of their business, as well as business intelligence required to do targeted up-selling of their products and services.

Quick Concept to Market Delivery:  The automation and ease of integration of our on-demand platform allows our customers to accelerate the deployment of their services and new service offerings by shortening the time between a subscriber's order and the provisioning of service or activation and enabling of a connected device(s).

Extensible and Relevant:  Our customers operate in dynamic and fast paced industries. Our platforms and solutions are built in a modular fashion, thereby conducive to be extended dynamically and enabling our customers to offer solutions that are relevant to current market situations, with the goal of providing them with the competitive edge required for them to be successful. The platforms are also designed to be highly customizable to each carrier’s specific back end systems as well as branding requirements.

Designed to integrate with back-office systems, our platforms allow work to flow electronically across our customers’ organizations while providing ready access to performance and resource usage information in providing activation and subscriber management.

Demand Drivers for Our Business

Our products and services are capable of managing a wide variety of transactions across multiple customer delivery channels and services, which we believe enables us to benefit from increased growth, complexity and technological change in the communications technology industry. As the communications technology industry evolves, new access networks, connected devices and applications with multiple services and modes are emerging. More significantly, the accumulation of multiple connected devices per subscriber is creating new opportunities for network and cloud-driven service continuity. This proliferation of services and advancement of technologies is accelerating subscriber revenue growth, significantly expanding the types and volume of rich content accessed and stored by consumers, and increasing the number of transactions between our customers and their subscribers. In addition to this dynamic, we believe our core electronic transaction management business is further being driven by the following factors:

•

A proliferation of connected devices led by a) new and richer operating systems, b) increasing connected devices adoption, c) broadband networks experiencing critical mass and d) enhanced cloud computing enabling access to rich content

•	New and evolving business models by North American carriers encouraging more frequent device upgrades by subscribers
•	New emerging connected devices are giving consumers multiple smart devices and create a more compelling need for cloud sharing and identity management
•	Wireless ecosystem continues to experience a paradigm shift in its buying patterns
•	Continued growth of the online channel for the communications marketplace
•	Expansion of communication service bundles to be utilized across multiple devices
•	Pressure on operators to improve efficiency while delivering a superior subscriber experience
•	Growth of the on-demand delivery model
•	Mobile Network Operators’ shift in focus from new subscriber additions to new connections added, as well as an increasing concentration adding new non-traditional devices to family share plans
•	Mobile applications and cloud-enabled services combined with innovative devices and the Internet of Things offer new opportunities to connect, transact business and consume an array of information

We continue to see embedded connectivity technology within a vast array of common electronic devices.  According to “The Mobile Economy 2014” report by GSM Association (GSMA), total connected devices are projected to grow from 11.3 billion in 2013 to 25.7 billion in 2020. Of these devices, growth in mobile is expected from 6.9 billion in 2013 to 10.8 billion in 2020.

We see the following drivers behind this development:

New and Richer Operating Systems:  In many ways, device operating systems like the iOS for the iPhone/iTouch/iPad portfolio, the Android produced by Google, Windows® mobile devices, and BlackBerry OS for the BlackBerry portfolio have accelerated the adoption and usage of smartphones. According to an International Data Corporation (IDC) report, from 2013 to 2017, tablets are projected to increase from 11.8 percent to 16.5 percent, while smartphones will increase from 59.5 percent to 70.5 percent.  Citing a recent IDC report, tablet shipments for the full year 2014 increased 4.4%, totaling 229.6 million units.

Increasing Mobile Adoption Worldwide:  According to estimates by the International Telecommunication Union (ITU), today there are 2.3 billion active mobile-broadband subscriptions in the world or 32 percent of the global population, reaching 10 percent fixed-broadband penetration globally. In the GSMA market report, “The Mobile Economy 2014,” the GSMA stated that by 2020, 55 percent of the world’s population is expected to have their own mobile subscription.

Smartphone Sales and Diversification:    IDC expects 1.4 billion smartphones to be shipped worldwide in 2015 for a 12.2% year-over-year growth rate. Slower annual growth continues throughout the forecast with unit shipments approaching 1.9 billion units in 2018, resulting in a 9.8% compound annual growth rate (CAGR) for the 2014–2018 forecast period. Despite a number of mature markets nearing smartphone saturation, the demand for low-cost computing in emerging markets continues to drive the smartphone market forward. These smartphones, tablets and other connected devices have a need to store, synchronize and share content across multiple devices which drive the need for personal cloud solutions in the marketplace.

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

Continued Growth of the Online Channel for the Communications Space:    Cloud-based commerce provides our customers with the opportunity to cost-effectively gain new subscribers, provide service and interact more effectively. Specifically, we estimate that the cost per gross add (CPGA) for a customer obtained via e-commerce can be up to 50% less than those obtained via traditional means. With the dramatic increase in Internet usage and desire to directly connect with end users over the course of the customer lifecycle, service providers are increasingly focusing on e-commerce as a channel for customer acquisition and delivery of ongoing services. According to the market research firm Forrester, e-commerce sales were approximately 9 percent of all sales in the U.S. and projected to reach 11 percent by 2018. As online channels continue to experience growth, we expect that there will be an increasing need to automate the activation and provisioning process of mobile devices, and provide a best-in-class customer experience over the Internet.

Expansion of Communication Service Bundles:   “Quad Play” services are bundled offerings that include fixed voice, broadband, television and mobile voice. According to Ovum, quad-play bundles are predicted to be the fastest-growing bundle type, rising to almost 46 million subscriptions by 2019, a 31 percent compound annual growth rate. With subscribers expecting CSPs to offer all services under one contract, communications companies continue the development of bundled style offerings of their available services. In this environment, more CSPs are utilizing an array of communication delivery technologies to become all-in-one providers of communication services. For example, MSOs are increasingly creating true quad-play's (i.e., voice, video, high speed data and wireless) with the creation, acquisition and/or development of their own wireless networks. As wireless technology proliferates further into the consumer device market, we believe we will see an emergence of service bundling that surpasses the traditional perception of a quad-play, where the wireless component will encompass an added array of wireless enabled devices. As quad-play offerings gain more traction and service bundles begin encompassing emerging devices and technologies, we believe that the level of complexity in seamlessly delivering these services will increase significantly and that CSPs will need transaction management systems that can effectively handle those delivery challenges.

Faster Upgrade Cycles for Smartphones:  According to the IDC, the sale of worldwide smart connected devices will continue to surge, with overall shipments surpassing 2 billion units by the end of 2015 with a market value of $735.1 billion. A GSMA report, “The Mobile Economy 2014” stated that by 2020, the positive impact on the global economy could be worth as much as $4.5 trillion per annum. Two key areas of our business are involved in this process. Subscribers placing their orders on-line with our operator customers, transparently use our Activation platform for these upgrades resulting in growth of transactions processed by us. Secondly, subscribers who upgrade need to back up their data from old phones and restore that data on their new devices, which increases the need for our cloud solutions. With the storage capacity of Smartphones increasing each year, we anticipate that the requirements for storage to back up the data on these devices will also increase.

Pressure on Customers to Improve Efficiency while Delivering a Superior Subscriber Experience: Increased competition, recessionary markets, and the cost of network capacity have placed significant pressure on our customers to reduce costs and increase revenues. At the same time, due to deregulation, the emergence of new network technologies and the proliferation of services, the complexity of back-office operations has increased significantly. Customers with multiple back-end systems are looking for ways to help their systems interoperate for a better customer experience. In addition, customers are moving to automated provisioning systems that enable them to more easily purchase, upgrade or add new features, application and content. As a result, we believe customers are looking for ways to offer new communications services more rapidly and efficiently to existing and new customers. Increased competition and demand for superior subscriber experience have placed significant pressure on our customers to improve customer-centric processes. CSPs are increasingly turning to transaction-based, cost effective, scalable and automated third-party solutions that can offer guaranteed levels of service delivery.

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

 Our Growth Strategy

Our growth strategy is to establish our platforms as the de-facto industry standard for CSPs, MSOs, OEMs, and multi-channel retailers while investing in logical extensions of our product and services portfolio. We will continue to focus our technology and development efforts around improving functionality, helping customers drive higher ARPU and subscriber retention, embracing alternative channels and allowing more capabilities for ordering bundled applications and content offerings across these same complex and advanced networks.

Key elements of this strategy are:

Expand our Product Portfolio to Communication Service Providers.  Given the explosive growth of connected mobile broadband devices and the increasing need to backup, restore and share content across those devices, our objective is to play a vital role in monetizing those devices with our connect-sync-activate strategy.  Methods of monetization may include licenses per device, maintenance fees, professional service fees, active user fees as well as data storage fees.  The acquisition of Newbay Software, Limited and VoxMobili Limited has enabled us to expand the functionality of our Synchronoss Personal Cloud platform and improve the scalability of the existing NewBay and VoxMobili platforms to offer a more robust solution to our customers.  Once our Synchronoss Personal Cloud solution deployment reaches critical mass, we believe we will be able to integrate the solution with other potential revenue generating offers from service providers and other customers.

Expanding into Enterprise Cloud.  Following up on the success of our Synchronoss Personal Cloud offering, we have also leveraged that platform to support the increased need for cloud-based document sharing and collaboration needs in the Small and Medium Business (SMB) area. SMB’s rely heavily on CSP’s for support of new trends, such as Bring Your Own Technology (BYOT/BYOD). Our Synchronoss WorkSpace offering is ideally suited for such solutions, as it assures an IT manager that employees can enhance productivity by using their own mobile devices, while complying with security and other IT policies.

Expand Into New Geographic Markets.  Although the majority of our revenue has traditionally been generated in North America, we continue to expand globally. Today, we have several instances of our platforms deployed in Europe and new customer engagements with a variety of carriers, such as Vodafone to support their customers. In addition, our various acquisitions, including those of VoxMobili and Clarity in 2014 have helped expand our operations and customer engagements in Europe and the Asia-Pacific region.  We believe that the growth of connected devices will further drive opportunities to penetrate new geographic markets within the coming years. The Asia/Pacific and Latin America regions are of particular interest, as these markets experience similar trends to those that have driven growth in North America and Europe.

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

Expand into Emerging Devices and Internet of Things Space.  Various forecasts from industry leading sources have cited explosive growth in the non-traditional connected devices space. Such devices include connected cars, connected homes, health and wellness and health care domains. We plan on expanding both our activation platforms (focused on the new activation needs emerging from such devices on the service provider networks) as well as our cloud platforms (focused on storing data from the varying devices to be stored securely in the Cloud) in an effort to capitalize on the growth emerging from these new opportunities.

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

 We maintain strong and collaborative relationships with our customers, which we believe to be one of our core competencies and critical to our success. We are generally the only provider of the services we offer to our customers. Contracts extend up to 60 months from execution and include minimum transaction or revenue commitments from our customers. All of our significant customers may terminate their contracts for convenience upon written notice and in many cases payment of contractual penalties. Contract penalties received by us were immaterial to our Statements of Income for the years ended December 31, 2014,  2013, and 2012.

Each of AT&T and Verizon Wireless accounted for more than 10% of our revenues for the years ended 2014,  2013 and 2012. AT&T and Verizon Wireless in the aggregate accounted for 73%,  66% and 67% of net revenues for the year ended December 31, 2014,  2013 and 2012, respectively. The loss of either AT&T or Verizon as a customer would have a material negative impact on our company. We believe that if either AT&T or Verizon terminated their relationships with us, AT&T and Verizon would encounter substantial costs in replacing Synchronoss' solutions.

Sales and Marketing

Sales

We market and sell our services primarily through a direct sales force and through our strategic partners. To date, we have concentrated our sales efforts on a range of CSPs, OEMs, and multi-channel retailers both domestically and internationally. Typically our sales process involves an initial consultative process that allows our customers to better assess the operating and capital expenditure benefits associated with an optimal activation, provisioning, and cloud-based content management architecture. Our sales teams are well trained in our Activation Services, Synchronoss Personal Cloud, Synchronoss Workspace and Integrated Life platforms and on the market trends and conditions that our current and potential customers are facing. This enables them to easily identify and qualify opportunities that are appropriate for our platforms deployments to benefit these customers. Following each sale, we assign account managers to provide ongoing support and to identify additional sales opportunities.  We generate leads from contacts made through trade-shows, seminars, conferences, events, market research, our Web site, customers, strategic partners and our ongoing public relations program.

Marketing

We focus our marketing efforts on supporting new product initiatives, creating awareness of our services and generating new sales opportunities. We base our product management strategy on analysis of market requirements, customer needs, industry direction, competitive offerings and projected customer cost savings and revenue opportunities. Our team is active in numerous technology and industry forums and regularly gets invited to speak at tradeshows such as the Consumer Electronics Show (CES), Cellular Telecommunications Industry Association (CTIA), GSM Association (Mobile World Congress), Mobile Future Forward Series, Wireless Influencers Forum, and National Cable & Telecommunications Association (NCTA), in which we also demonstrate our solutions. In addition, through our product marketing and marketing communications functions, we also have an active public relations program and maintain relationships with recognized trade media and industry analysts such as ABI Research, International Data Corporation (IDC), Gartner Inc., Forrester Research, Inc., Ovum, Frost & Sullivan and Yankee Group. We also manage and maintain our Web site, blog, social media profiles on LinkedIn, Twitter and Facebook, utilize search engine optimization (SEO) and search engine marketing (SEM), publish product related content and educational white papers, videos and conduct seminars and user group meetings. Finally, we also actively sponsor technology-related conferences and demonstrate our solutions at trade-shows targeted at providers of communications services.

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

Data Center Facilities

We own and maintain data center facilities in Bethlehem, Pennsylvania, Bangalore, India, and Tucson, Arizona. These facilities are currently expected to support our growth objectives. These secure facilities house all customer-facing, production, test and development systems that are the backbone of the services delivered to our customers. The facilities and systems are monitored 7 days a week, 24 hours a day, and are protected via multiple layers of physical and electronic security measures. In addition, a redundant power supply ensures constant, regulated power into the managed data facility and a backup generator system provides power indefinitely to the facility in the event of a utility power failure. All systems in the managed data facility are monitored for availability and performance using industry standard tools. We also host equipment in data center colocation facilities with Terremark Inc., VCHS, Saavis, Rackspace, and several other third parties, which enables us to offer geographically diversified hosting and storage for our Synchronoss Personal Cloud™ solutions.

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

Disaster Recovery Facility

We operate disaster recovery solutions in our Tucson, Arizona and in our colocation facilities that are used to provide hot sites for real time data backup and disaster recovery purposes.

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

Competition

Competition in our markets is intense and includes rapidly-changing technologies and customer requirements, as well as evolving industry standards and frequent product introductions. We compete primarily on the basis of the breadth of our domain expertise, our proprietary exception handling, and the breadth of our Synchronoss Personal Cloud content synchronization and sharing capabilities, as well as on the basis of price, time-to-market, functionality, quality and breadth of product and service offerings. We believe the most important factors making us a strong competitor include:

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

Intellectual Property

To establish and protect our intellectual property, we rely on a combination of copyright, trade secret, patent and trademark rights, as well as confidentiality procedures and contractual restrictions. Synchronoss®, the Synchronoss® logo, PerformancePartner®, ConvergenceNow® and ActivationNow® are registered trademarks of Synchronoss. In addition, we regularly file patent applications to protect inventions arising from our research and development, and have obtained and filed applications for over 100 patents in the United States and other countries. No single patent is solely responsible for protecting our products or services. In addition to legal protections, we rely on the technical and creative skills of our employees, deep technical integration with our customer’s networks and back office systems, frequent product enhancements and improved product quality to maintain a technology-leadership position. We maintain a program to protect our investment in technology by attempting to ensure respect for our intellectual property rights.  We cannot be certain that others will not develop technologies that are similar or superior to our technology. We enter into confidentiality and invention assignment agreements with our employees and confidentiality agreements with our alliance partners and customers, and we control access to and distribution of our software, documentation and other proprietary information.

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

 As of December 31, 2014, we had 1,804 full‑time employees. None of our employees are covered by any collective bargaining agreements.

Executive Officers of the Registrant

The following sets forth certain information regarding our Executive Officers as of February 25, 2015:

Name	Age	Position
Stephen G. Waldis	47	Chairman of the Board of Directors and Chief Executive Officer
Robert Garcia	46	President and Chief Operating Officer
Karen L. Rosenberger	49	Executive Vice President, Chief Financial Officer and Treasurer
Ronald J. Prague	51	Executive Vice President, Chief Legal Officer, General Counsel & Secretary
Nicholas Lazzaro	45	Executive Vice President of Product Development
Mark Mendes	52	Executive Vice President of North America
Patrick J. Doran	41	Executive Vice President and Chief Technology Officer
Daniel Rizer	51	Executive Vice President of Business Development and Product Management
Chris Halbard	48	Executive Vice President, International
David Berry	49	Executive Vice President and Chief Innovation Officer
Paula J. Hilbert	59	Executive Vice President and Chief Human Resources Officer

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

Karen L. Rosenberger has served as Chief Financial Officer and Treasurer since April 2014.  Prior to that position, Ms. Rosenberger served in various positions at Synchronoss since joining Synchronoss in 2000, most recently as Senior Vice President, Controller and Chief Accounting Officer.  Before joining Synchronoss, Ms. Rosenberger held various management positions with Medical Broadcasting Company and CoreTech Consulting Group.  Ms. Rosenberger received a degree in accounting from Cedar Crest College and a Master of Business Administration from Saint Joseph’s University.  Ms. Rosenberger is a certified public accountant and a member of the American Institute of Certified Public Accountants and the New Jersey Society of Certified Public Accountants.

Ronald J. Prague has served as Executive Vice President, General Counsel, Chief Legal Officer and Secretary since joining Synchronoss in 2006. Before joining Synchronoss, Mr. Prague held various senior positions with Intel Corporation from 1998 to 2006, including as Group Counsel for Intel's Communications Infrastructure Group.  Prior to joining Intel, Mr. Prague practiced law with the law firms of Haythe & Curley (now Torys LLP) and Richards & O'Neil (now Morgan Lewis). Mr. Prague is a graduate of Northwestern University School of Law and earned a degree in business administration and marketing from Cornell University.

Nicholas Lazzaro joined Synchronoss in May 2013 and serves as Executive Vice President Strategy and Product Development. Prior to joining Synchronoss, from 2009 to May 2013, Mr. Lazzaro held several roles at Vonage System, Inc. and last served as Senior Vice President, Product Development, Information Technology and General Manager of Mobile Services at Vonage System, Inc. He held various positions at Amdocs, Inc. from 2001 to 2009 and served as Division President from 2009-2009. Prior to Amdocs he held positions with SBC, Ernst and Young and Iridium LLC. Mr. Lazzaro received a degree in Finance from the State University of New York, Buffalo.

Mark Mendes has served as Executive Vice President of North America since February 2014, prior to that position, Mr. Mendes held various senior positions since he joined Synchronoss in 2008 in connection with Synchronoss’ acquisition of Wisor Telecom Corp., where Mr. Mendes was Chief Executive Officer since 2001. Prior to joining Wisor, from 1997 to 2001, Mr. Mendes was Chief Operating Officer and Chief Technology Officer of NET2000 Communications, Inc. Mr. Mendes received an Engineering degree and MBA Finance/MIS from Syracuse University.

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

Daniel Rizer has served as Executive Vice President of Business Development and Product Management since January 2014.  Prior to that position, Mr. Rizer was Executive Vice President of Business Development since joining Synchronoss in 2008. Before joining Synchronoss, Mr. Rizer was the Chief Operating Officer for Motricity from 2005 to 2008. Mr. Rizer has also held senior positions with IBM and Accenture. Mr. Rizer received his Bachelor of Science in Operations Management from Auburn University, and graduated with a Master of Science in Management Information Systems from Boston University.

Chris Halbard has served as Executive Vice President, International since joining Synchronoss in February 2014. Prior to joining Synchronoss, Mr. Halbard was a Senior Advisor to The Boston Consulting Group serving clients within the technology, media and telecommunications industries. Previously, he was the COO and CFO of the Global Services division of British Telecom plc (BT). Prior to British Telecom, Mr. Halbard held a number of senior positions at Lucent Technologies, AT&T and Arthur Andersen & Co. Mr. Halbard is a qualified Chartered Accountant and received his BA HONS in Economics and Business Studies from The University of Sheffield.

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

Paula J. Hilbert has served as Executive Vice President and Chief Human Resources Officer since January 2013.  Prior to that position, Ms. Hilbert served as Executive Vice President of Global Operations and Chief Service Officer since she joined Synchronoss in 2010. Before joining Synchronoss, Ms. Hilbert was an independent consultant from 2008 to 2010. Prior to that position, Ms. Hilbert served as a Managing Director/Global Client Service and Offshore Operations at JP Morgan Chase Treasury and Securities Services from 2003 to 2008. Prior to JP Morgan Chase, Ms. Hilbert held senior positions at AT&T from 1979 to 2003, including Vice President — Customer Relationship Management. Ms. Hilbert holds a Bachelor of Science degree in Business Administration from Clarion University.

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

Risks Related to Our Business and Industry

We have substantial customer concentration, with a limited number of customers accounting for a substantial portion of our 2014 revenues.

Each of AT&T and Verizon Wireless accounted for more than 10% of our revenues for each of 2014 and 2013.  AT&T and Verizon Wireless in the aggregate accounted for 73% and 66% of net revenues for 2014 and 2013, respectively. There are inherent risks whenever a large percentage of total revenues are concentrated with a limited number of customers. It is not possible for us to predict the future level of demand for our services that will be generated by these customers or the future demand for the products and services of these customers in the end-user marketplace. In addition, revenues from these larger customers may fluctuate from time to time based on the commencement and completion of projects, the timing of which may be affected by market conditions or other facts, some of which may be outside of our control. Further, some of our contracts with these larger customers permit them to terminate our services at any time (subject to notice and certain other provisions). If any of our major customers experience declining or delayed sales due to market, economic or competitive conditions, we could be pressured to reduce the prices we charge for our services or we could lose the customer. Any such development could have an adverse effect on our margins and financial position, and would negatively affect our revenues and results of operations and/or trading price of our common stock.

The communications industry is highly competitive, and if we do not adapt to rapid technological change, we could lose customers or market share.

Our industry is characterized by rapid technological change and frequent new service offerings and is highly competitive with respect to the need for innovation. Significant technological changes could make our technology and services obsolete, less marketable or less competitive. We must adapt to our rapidly changing market by continually improving the features, functionality, reliability and responsiveness of our transaction and content management services, and by developing new features, services and applications to meet changing customer needs. Our ability to take advantage of opportunities in the market may require us to invest in development and incur other expenses well in advance of our ability to generate revenues from these offerings or services. We may not be able to adapt to these challenges or respond successfully or in a cost-effective way. Our failure to do so would adversely affect our ability to compete and retain customers and/or market share. Further, we may experience delays in the development of one or more features of our offerings, which could materially reduce the potential benefits to us providing these services. In addition, our present or future service offerings may not satisfy the evolving needs of the industry in which we operate. If we are unable to anticipate or respond adequately to such needs, due to resource, technological or other constraints, our business and results of operations could be harmed.

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

Our cloud strategy, including our Synchronoss Personal Cloud, Synchronoss WorkSpace and Integrated Life offerings, may not be successful.

Our cloud strategy, including our Synchronoss Personal Cloud, Synchronoss WorkSpace™ and Integrated Life offerings, may not be successful. We offer customers the ability to offer their subscribers the ability to backup, restore and share content across multiple devices through a cloud-based environment in the Cloud. The success of our Synchronoss Personal Cloud and Synchronoss WorkSpace offerings is dependent upon continued acceptance by and growth in subscribers of cloud-based services in general and there can be no guarantee of the adoption rate by these subscribers. In addition to this, the success of our Integrated Life offering is dependent upon the uptake of non-traditional connected devices by consumers and its general growth in the industry. Our cloud strategy will continue to evolve and we may not be able to compete effectively, generate significant revenues or maintain profitability. While we believe our expertise, investments in infrastructure, and the breadth of our cloud-based services provides us with a strong foundation to compete, it is uncertain whether our strategies will attract the users or generate the revenue required to be successful. In addition to software development costs, we are incurring costs to build and maintain infrastructure to support cloud-based services. Whether we are successful in our cloud strategy depends on our execution in a number of areas, which may or may not be within our control, including continuing to innovate and bring to market compelling cloud-based offerings, continued growth and demand for cloud-based offerings, maintaining the utility, compatibility, and performance of our cloud-based services on the growing array of devices, including smartphones, handheld computers, netbooks and tablets, and ensuring that our cloud-based services meet the reliability expectations of our customers and maintain the security of their data.

Our revenue, earnings and profitability are affected by the length of our sales cycle, and a longer sales cycle could adversely affect our results of operations and financial condition.

Our business is directly affected by the length of our sales cycle. Our customers' businesses are relatively complex and their purchase of the types of services that we offer generally involve a significant financial commitment, with attendant delays frequently associated with large financial commitments and procurement procedures within an organization. The purchase of the types of services that we offer typically also requires coordination and agreement across many departments within a potential customer's organization. Delays associated with such timing factors could have a material adverse effect on our results of operations and financial condition. In periods of economic slowdown our typical sales cycle lengthens, which means that the average time between our initial contact with a prospective customer and the signing of a sales contract increases. The lengthening of our sales cycle could reduce growth in our revenue. In addition, the lengthening of our sales cycle contributes to an increased cost of sales, thereby reducing our profitability.

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

Names, addresses, telephone numbers, credit card data and other personal identification information ("PII") is collected, processed and stored in our systems. Our treatment of such information is subject to contractual restrictions and federal, state and foreign data privacy laws and regulations. We have implemented steps designed to protect against unauthorized access to such information, and comply with these laws and regulations. Because of the inherent risks and complexities involved in protecting this information, the steps we have taken to protect PII may not be sufficient to prevent the misappropriation or improper disclosure of such PII. If such misappropriation or disclosure were to occur, our business could be harmed through reputational injury, litigation and possible damages claimed by the affected end customers, including in some cases costs related to customer notification and fraud monitoring, or potential fines from regulatory authorities. We may need to incur significant costs or modify our business practices and/or our services in order to comply with these data privacy and protection laws and regulations in the future. Even the mere perception of a security breach or inadvertent disclosure of PII could adversely affect our business and results of operations. In addition, third party vendors that we engage to perform services for us may unintentionally release PII or otherwise fail to comply with applicable laws and regulations. Our insurance may not cover potential claims of this type or may not be adequate to cover all costs incurred in defense of potential claims or to indemnify us for all liability that may be imposed. Concerns about the security of online transactions and the privacy of PII could deter consumers from transacting business with us on the Internet. The occurrence of any of these events could have an adverse effect on our business, financial position, and results of operations.

If the wireless services industry experiences a decline in subscribers, our business may suffer.

The wireless services industry has faced an increasing number of challenges, including a slowdown in new subscriber growth. Revenues from services performed for customers in the wireless services industry accounted for 60% and 48% of our revenues in 2014 and 2013, respectively. A continued slowdown in subscriber growth in the wireless services industry could adversely affect our business growth.

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

If we fail to compete successfully with established or new competitors, it could have a material adverse effect on our results of operations and financial condition. The communications industry is highly competitive and fragmented, and we expect competition to increase. We compete with independent providers of information systems and services and with the in-house departments of our OEMs and communications services companies' customers. Rapid technological changes, such as advancements in software integration across multiple and incompatible systems, and economies of scale may make it more economical for CSPs, MSOs or OEMs to develop their own in-house processes and systems, which may render some of our products and services less valuable or eventually obsolete. Our competitors include firms that provide comprehensive information systems and managed services solutions, systems integrators, clearinghouses and service bureaus. Many of our competitors have long operating histories, large customer bases, substantial financial, technical, sales, marketing and other resources and strong name recognition.

Current and potential competitors have established, and may establish in the future, cooperative relationships among themselves or with third parties to increase their ability to address the needs of our current or prospective customers. In addition, our competitors have acquired, and may continue to acquire in the future, companies that may enhance their market offerings. Accordingly, new competitors or alliances among competitors may emerge and rapidly acquire significant market share. As a result, our competitors may be able to adapt more quickly than us to new or emerging technologies and changes in customer requirements, and may be able to devote greater resources to the promotion and sale of their products. These relationships and alliances may also result in transaction pricing pressure which could result in large reductions in the selling prices of our products and services. Our competitors or our customers' in-house solutions may also provide services at a lower cost, significantly increasing pricing pressure on us. We may not be able to offset the effects of this potential pricing pressure. Our failure to adapt to changing market conditions and to compete successfully with established or new competitors may have a material adverse effect on our results of operations and financial condition. In particular, a failure to offset competitive pressures brought about by competitors or in-house solutions developed by our customers could result in a substantial reduction in or the outright termination of our contracts with some of our customers, which would have a significant, negative and material impact on our business.

Failures or interruptions of our systems and services could materially harm our revenues, impair our ability to conduct our operations and damage relationships with our customers.

Our success depends on our ability to provide reliable services to our customers and process a high volume of transactions in a timely and effective manner. Although we operate disaster recovery solutions in our Tucson, Arizona and in our colocation facilities that are used to provide hot sites for real time data backup and disaster recovery purposes, our network operations are currently located in a single facility in Bethlehem, Pennsylvania that is susceptible to damage or interruption from human error, fire, flood, power loss, telecommunications failure, terrorist attacks and similar events. We could also experience failures or interruptions of our systems and services, or other problems in connection with our operations, as a result of, among other things:

•	damage to or failure of our computer software or hardware or our connections and outsourced service arrangements with third parties;
•	errors in the processing of data by our systems;
•	computer viruses or software defects;
•	physical or electronic break-ins, sabotage, intentional acts of vandalism and similar events;
•	fire, cyber-attack, terrorist attack or other catastrophic event;
•	increased capacity demands or changes in systems requirements of our customers; or
•	errors by our employees or third-party service providers.

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

Our business is influenced by a range of factors that are beyond our control and that we have no comparative advantage in forecasting.  These include but are not limited to general economic and business conditions, the overall demand for cloud-based products and services, general political developments and currency exchange rate fluctuations.  Economic uncertainty may exacerbate negative trends in consumer spending and may negatively impact the businesses of certain of our customers, which may cause a reduction in their use of our platforms or increase their likelihood of defaulting on their payment obligations, and therefore cause a reduction in our revenues.  These conditions and uncertainty about future economic conditions may make it challenging for us to forecast our operating results, make business decisions and identify the risks that may affect our business, financial conditions and results of operations.  In addition, changes in these conditions may result in a more competitive environment, resulting in possible pricing pressures.

The financial and operating difficulties in the telecommunications sector may negatively affect our customers and our company.

The telecommunications sector has at times faced significant challenges resulting from significant changes in technology and consumer behavior, excess capacity, poor operating results and financing difficulties. The sector's financial status has also at times been uncertain and access to debt and equity capital has been seriously limited. The impact of these events on us could include slower collection on accounts receivable, higher bad debt expense, uncertainties due to possible customer bankruptcies, lower pricing on new customer contracts, lower revenues due to lower usage by the end customer and possible consolidation among our customers, which will put our customers and operating performance at risk. In addition, because we operate in the communications sector, we may also be negatively impacted by limited access to debt and equity capital.

We are exposed to our customers' credit risk.

We are subject to the credit risk of our customers and customers with liquidity issues may lead to bad debt expense for us. Most of our sales are on an open credit basis, with typical payment terms between 45 and 60 days in the United States and, because of local customs or conditions, longer payment terms in some markets outside the United States. We use various methods to screen potential customers and establish appropriate credit limits, but these methods cannot eliminate all potential bad credit risks and may not prevent us from approving applications that are fraudulently completed. Moreover, businesses that are good credit risks at the time of application may become bad credit risks over time and we may fail to detect this change. We maintain reserves we believe are adequate to cover exposure for doubtful accounts. If we fail to adequately assess and monitor our credit risks, we could experience longer payment cycles, increased collection costs and higher bad debt expense. A decrease in accounts receivable resulting from an increase in bad debt expense could adversely affect our liquidity. Our exposure to credit risks may increase if our customers are adversely affected by a difficult macroeconomic environment, or if there is a continuation or worsening of the economic environment. Although we have programs in place that are designed to monitor and mitigate the associated risk, including monitoring of particular risks in certain geographic areas, there can be no assurance that such programs will be effective in reducing our credit risks or the incurrence of additional losses. Future and additional losses, if incurred, could harm our business and have a material adverse effect on our business operating results and financial condition. Additionally, to the degree that the current or future credit markets makes it more difficult for some customers to obtain financing, those customers' ability to pay could be adversely impacted, which in turn could have a material adverse impact on our business, operating results, and financial condition.

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

Our business also depends upon the capacity, reliability and security of the infrastructure owned and managed by third parties, including our vendors and customers that are used by our technology interoperability services, network services, number portability services, call processed services and enterprise solutions. We have no control over the operation, quality or maintenance of a significant portion of that infrastructure and whether those third parties will upgrade or improve their software, equipment and services to meet our and our customers' evolving requirements. We depend on these companies to maintain the operational integrity of our services. If one or more of these companies is unable or unwilling to supply or expand its levels of services to us in the future, our operations could be severely interrupted. In addition, rapid changes in the communications industry have led to industry consolidation. This consolidation may cause the availability, pricing and quality of the services we use to vary and could lengthen the amount of time it takes to deliver the services that we use.

Our failure to protect confidential information and our network against security breaches could damage our reputation and substantially harm our business and results of operations.

 Security threats are a particular challenge to companies like us whose business is technology products and services. The encryption and authentication technology licensed from third parties on which we rely to securely transmit confidential information, including credit card numbers, may not adequately protect customer transaction data. A cyber-attack or any other security incident that allows unauthorized access to or modification of our customers’ data or our own data or our IT systems or if the services we provide to our customers were disrupted, or if our products or services are perceived as having security vulnerabilities, could damage our reputation and expose us to risk of loss or litigation and possible liability or fines which could substantially harm our business and results of operations.  In addition, anyone who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations.  Although we carry general liability insurance, our insurance may not cover potential claims of this type or may not be adequate to cover all costs incurred in defense of potential claims or to indemnify us for all liability that may be imposed. As a result, we may need to expend significant resources to protect against security breaches or to address problems caused by breaches.

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

Our growth strategy includes the growth of our operations in foreign jurisdictions. International operations and business expansion plans are subject to numerous additional risks, including economic and political risks in foreign jurisdictions in which we operate or seek to operate, potential additional costs due to localization and other geographic specific costs, difficulty in enforcing contracts and collecting receivables through some foreign legal systems, unexpected changes in legal and regulatory requirements, differing technology standards and pace of adoption, fluctuations in currency exchange rates, varying regional and geopolitical business conditions and demands, and the difficulties associated with managing a large organization spread throughout various countries and the differences in foreign laws and regulations, including foreign tax, data privacy requirements, anti-competition, intellectual property, labor, contract, trade and other laws. Additionally, compliance with international and U.S. laws and regulations that apply to our international operations may increase our cost of doing business in foreign jurisdictions.  Violation of these laws and regulations could result in fines, criminal sanctions against us, our officers or our employees, or prohibitions on the conduct of our business.  As we continue to expand our business globally, our success will depend, in large part, on our ability to anticipate and effectively manage these and other risks associated with our international operations. However, any of these factors could adversely affect our international operations and, consequently, our operating results.

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

We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new products and enhancements to our platforms or acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional equity financing, our stockholders may experience significant dilution of their ownership interests and the per share value of our common stock could decline. Furthermore, if we engage in debt financing, the holders of debt would have priority over the holders of common stock, and we may be required to accept terms that restrict our ability to incur additional indebtedness. We may also be required to take other actions that would otherwise be in the interests of the debt holders and force us to maintain specified liquidity or other ratios, any of which could harm our business, results of operations, and financial condition. If we need additional capital and cannot raise it on acceptable terms, we may not be able to, among other things:

•	develop or enhance our products and platforms;
•	acquire complementary technologies, products or businesses;
•	expand operations, in the United States or internationally; or
•	respond to competitive pressures or unanticipated working capital requirements

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we include in our annual report our assessment of the effectiveness of our internal control over financial reporting and our audited financial statements as of the end of each fiscal year. We successfully completed our assessment of our internal control over financial reporting as of December 31, 2014. Our continued compliance with Section 404 will require that we incur substantial expense and expend significant management time on compliance related issues. We currently do not have an internal audit group and we will evaluate the need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. In future years, if we fail to timely complete this assessment, there may be a loss of public confidence in our internal control, the market price of our stock could decline and we could be subject to regulatory sanctions or investigations by the NASDAQ Global Market, the Securities and Exchange Commission or other regulatory authorities, which would require additional financial and management resources. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to timely meet our regulatory reporting obligations.

Our outstanding indebtedness and related obligations could adversely affect our financial condition and restrict our operating flexibility.

We have substantial debt and related obligations. In August 2014, we issued $230.0 million aggregate principal amount of its 0.75% Convertible Senior Notes due in 2019 (the “2019 Notes”).  In September 2013, we entered into a Credit Agreement (the “Credit Facility”) with JP Morgan Chase Bank, N.A., as administrative agent, Wells Fargo Bank, National Association, as syndication agent and Capital One, National Association and KeyBank National Association, as co-documentation agents.  The Credit Facility is a $100 million unsecured revolving line of credit that matures in September 2018.  We have the right to request an increase in the aggregate principal amount of the Credit Facility to $150 million.  Our substantial level of debt and related obligations, including interest payments, covenants and restrictions, could have important consequences, including the following:

•	impairing our ability to invest in and successfully grow our business;
•

making it more difficult for us to satisfy our obligations with respect to our indebtedness, which could result in an event of default under the agreement governing the 2019 Notes or the Credit Facility;

•

limiting our ability to obtain additional financing on satisfactory terms to fund our working capital requirements, capital expenditures, acquisitions, debt obligations and other general corporate requirements;

•

increasing our vulnerability to general economic downturns, competition and industry conditions, which could place us at a competitive disadvantage compared to our competitors that are less leveraged and therefore we may be unable to take advantage of opportunities that our leverage prevents us from exploiting; and

•	imposing additional restrictions on the manner in which we conduct our business, including restrictions on our ability to pay dividends, incur additional debt and sell assets.

The occurrence of any one of these events could have an adverse effect on our business, financial condition, operating results or cash flows and ability to satisfy our obligations under our indebtedness. Our failure to comply with the covenants under the agreements governing the 2019 Notes or the Credit Facility could result in an event of default and the acceleration of any debt then outstanding under the 2019 Notes or the Credit Facility, as the case may be. Any declaration of an event of default could significantly harm our business and prospects and could cause our stock price to decline.  Insufficient funds may require us to delay, scale back, or eliminate some or all of our activities.

Although the agreement governing the 2019 Notes and the Credit Facility each contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of significant qualifications and exceptions, and any indebtedness incurred in compliance with these restrictions could be substantial. If new debt is added to current debt levels, the related risks that we and the Note holders face would be increased.

We intend to reserve from time to time a certain amount of cash in order to satisfy the obligations relating to our debt, which could adversely affect the amount or timing of investments to grow our business.

The 2019 Notes are unsecured debt and are not redeemable by us prior to the maturity date. Holders of the 2019 Notes may require us to purchase all or any portion of their 2019 Notes at 100% of their principal amount, plus any unpaid interest, upon a fundamental change. A fundamental change is generally defined to include a merger involving us, an acquisition of a majority of our outstanding common stock, and the change of a majority of our board without the approval of the board. In addition, to the extent we pursue and complete a monetization transaction, the structure of such transaction may qualify as a fundamental change under the 2019 Notes, which could trigger the put rights of the holders of the 2019 Notes, in which case we would be required to use a portion of the net proceeds from such transaction to repurchase any 2019 Notes put to us. This could adversely affect the amount or timing of any distributions to our stockholders.

We intend to reserve from time to time a certain amount of cash in order to satisfy these obligations relating to the 2019 Notes, which could materially affect the amount or timing of any investments to grow our business. If any or all of the 2019 Notes are not converted into shares of our common stock before the maturity date, we will have to pay the holders the full aggregate principal amount of the 2019 Notes then outstanding. Any of the above payments could have a material adverse effect on our cash position. If we fail to satisfy these obligations, it may result in a default under the indenture, which could result in a default under certain of our other debt instruments, if any.  Any such default would harm our business and the price of our securities could fall.

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

Unanticipated changes in our tax rates could affect our future results of operations. Our future effective tax rates could be unfavorably affected by changes in tax laws or the interpretation of tax laws or by changes in the valuation of our deferred tax assets and liabilities. It is possible that future requirements, including the recently proposed implementation of International Financial Reporting Standards, or IFRS, could change our current application of U.S. generally accepted accounting principles (“GAAP”), resulting in a material adverse impact on our financial position or results of operations. In addition, we are subject to the continued examination of our income tax returns by the Internal Revenue Service (“IRS”) and other tax authorities. We regularly assess the likelihood of outcomes resulting from these examinations, if any, to determine the adequacy of our provision for income taxes. We believe such estimates to be reasonable, but there can be no assurance that the final determination of any of these examinations will not have an adverse effect on our operating results and financial position.

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

Delaware law and provisions in our restated certificate of incorporation and amended and restated bylaws could make a merger, tender offer or proxy contest difficult, therefore depressing the trading price of our common stock.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

In 2012, we entered into a ten year lease for approximately 80,000 square feet of office space for our corporate headquarters in Bridgewater, New Jersey. We also lease a 61,000 square foot facility in Bethlehem, Pennsylvania which expires in 2019 with two 5 year renewal options extending to 2029, a lease for a 47,000 square foot facility in Tucson, Arizona which expires in 2021 and a lease for an 88,000 square foot facility in Bangalore, India which expires in 2021. In addition to the above office space, we also lease offices in various states in the United States including Colorado, Illinois, Maryland, Arizona, Texas, California New York and Washington and in certain countries including Ireland, Australia, Indonesia and France.  Lease terms for our locations expire in the years between 2015 and 2029. We believe that the facilities we now lease are sufficient to meet our needs through at least the next 12 months. However, we may require additional office space after that time or if our current business plans change, and we are currently evaluating expansion possibilities.

ITEM 3.  LEGAL PROCEEDINGS

On October 7, 2014, we filed an amended complaint in the United States District Court for the District of New Jersey (Civ Act. No. 3:14-cv-06220) against F-Secure Corporation and F-Secure, Inc. (collectively, “F-Secure"), claiming that F-Secure has infringed, and continues to infringe, several of our patents.  In February 2015, we entered into a patent license and settlement agreement with F-Secure Corporation and F-Secure, Inc. whereby we granted each of these companies (but not their subsidiaries or affiliates) a limited license to our patents. As a result of entering into the patent license and settlement agreement, the parties filed a joint stipulation to dismiss the above complaint.

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

We are not currently subject to any legal proceedings that could have a material adverse effect on our operations; however, we may from time to time become a party to various legal proceedings arising in the ordinary course of our business.   We are currently the plaintiff in several patent infringement cases.  The defendants in several of these cases from time to time may file counterclaims.  Although due to the inherent uncertainties of litigation, we cannot predict the outcome of any of these actions at this time, we continue to pursue our claims and believe that any counterclaims are without merit, and we intend to defend against all such counterclaims.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded and listed on the NASDAQ Global Select Market under the symbol “SNCR.” The following table sets forth, for each period during the past two years, the high and low sale prices as reported by NASDAQ.

	Common Stock
	2014		2013
	High	Low	High	Low
First Quarter	$36.44	$26.12	$32.00	$20.56
Second Quarter	$35.22	$28.61	$32.98	$25.63
Third Quarter	$45.78	$32.95	$39.30	$26.61
Fourth Quarter	$53.67	$39.66	$38.90	$27.72

As of February 23, 2015, there were approximately 60 named holders of record of our common stock. On February 23, 2015, the last reported sale price of our common stock as reported on the NASDAQ Global Select Market was $43.55 per share.

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

Stock Performance Graph

The graph set forth below compares the cumulative total stockholder return on our common stock between December 31, 2009 and December 31, 2014, with the cumulative total return of (i) the NASDAQ Computer Index and (ii) the NASDAQ Composite Index, over the same period. This graph assumes the investment of $100 on December 31, 2009 in our common stock, the NASDAQ Computer Index and the NASDAQ Composite Index, and assumes the reinvestment of dividends, if any. The graph assumes the initial value of our common stock on December 31, 2009 was the closing sales price of $15.81 per share.

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

	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14
Synchronoss Technologies, Inc	100	169	191	133	197	265
Nasdaq Composite Index	100	117	115	133	184	209
Nasdaq Computer Index	100	117	118	133	175	210

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with our consolidated financial statements and related notes and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial data included elsewhere in this Form 10‑K. The selected statements of operations and the selected balance sheet data are derived from our consolidated audited financial statements.

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(In thousands, except per share data)
Statements of Operations Data:
Net revenues	$457,314	$349,047	$273,692	$229,084	$165,969
Costs and expenses:
Cost of services*	184,414	146,238	115,670	106,595	83,217
Research and development	73,620	64,845	52,307	41,541	26,008
Selling, general and administrative	79,227	62,096	46,680	44,886	33,743
Net change in contingent consideration obligation	1,799	(5,324)	(6,235)	2,954	4,295
Restructuring charges	—	5,172	—	—	—
Depreciation and amortization	55,956	41,126	23,812	14,739	9,403
Total costs and expenses	395,016	314,153	232,234	210,715	156,666
Income from operations	62,298	34,894	41,458	18,369	9,303
Interest income	838	557	1,315	821	394
Interest expense	(3,003)	(1,089)	(998)	(928)	(917)
Other income	441	217	889	97	317
Income before income tax expense	60,574	34,579	42,664	18,359	9,097
Income tax expense	(21,679)	(11,228)	(15,581)	(3,233)	(5,223)
Net income attributable to common stockholders	38,895	23,351	27,083	15,126	3,874
Income effect for interest on convertible debt, net of tax	754	—	—	—	—
Net income applicable to shares of common stock for earnings per share	$39,649	$23,351	$27,083	$15,126	$3,874
Net income attributable to common stockholders per common share:
Basic	$0.96	$0.60	$0.71	$0.44	$0.12
Diluted	$0.92	$0.58	$0.69	$0.43	$0.12
Weighted-average common shares outstanding:
Basic	40,418	38,891	38,195	37,372	31,971
Diluted	43,297	40,009	39,126	38,619	33,011

*Cost of services excludes depreciation and amortization which is shown separately.

	As of December 31,
	2014	2013	2012†	2011	2010
	(In thousands)
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$290,377	$77,605	$56,869	$152,576	$189,635
Working capital	354,298	98,786	84,451	152,886	203,796
Total assets	862,822	527,019	466,662	398,618	340,399
Lease financing obligation - long-term	9,204	9,252	9,540	9,241	9,205
Contingent consideration obligation - long-term	—	4,468	5,100	8,432	16,915
Convertible debt	230,000	—	—	—	—
Total stockholders’ equity	529,107	447,639	374,657	334,563	288,023

†Certain prior period amounts have been recast in connection with Accounting Standards Codification 805, Business Combinations.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This annual report on Form 10‑K, particularly Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth below, contains “forward‑looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to risks and uncertainties and are based on the beliefs and assumptions of our management as of the date hereof based on information currently available to our management. Use of words such as “believes,” “expects,” “anticipates,” “intends,” “plans,” “hopes,” “should, “continues,” “seeks,” “likely” or similar expressions, indicate a forward‑looking statement. Forward‑looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions. Actual results may differ materially from the forward‑looking statements we make. We discuss factors that we believe could cause or contribute to these differences below and elsewhere in this Annual Report on Form 10‑K, including those set forth under “Risk Factors”. We caution investors not to place substantial reliance on the forward‑looking statements included in this report on Form 10‑K. These statements speak only as of the date of this report (unless another date is indicated), and we undertake no obligation to update or revise the statements in light of future developments.

The following discussion should be read in conjunction with the Consolidated Financial Statements and the related notes that appear elsewhere in this document. All numbers are expressed in thousands unless otherwise stated.

Overview

We are a mobile innovation company that provides software-based cloud and activation solutions for connected devices to enterprise customers on a global scale.  Our software creates innovative consumer and enterprise solutions that drive billions of transactions on a wide range of connected devices across the world’s leading networks. Our solutions include: intelligent connectivity management and content synchronization, backup and sharing service procurement, provisioning, activation, and support that enable communications service providers (CSPs), cable operators/multi-services operators (MSOs), original equipment manufacturers (OEMs) with embedded connectivity (e.g. smartphones, laptops, tablets and mobile Internet devices, such as automobiles, wearables for personal health and wellness, and connected homes), multi-channel retailers and other customers to accelerate and monetize value-add services for connected devices. This includes automating subscriber activation, order management, upgrades, service provisioning and connectivity and content management from any sales channel to any communication service (wireless or wireline), across any connected device type and managing the content transfer, synchronization and share.

Our Synchronoss Personal Cloud™ platform is specifically designed to power the activation of the devices and technologies that seamlessly connect today’s consumer and leverage our cloud assets to manage these devices and content associated with them.  Synchronoss WorkSpace™ focuses on providing a secure, integrated file sharing and collaboration solution for small and medium businesses. Our consumer and small business platforms and solutions enable us to drive a natural extension of our mobile activations and cloud services with leading wireless networks around the world to link other non-traditional devices (i.e., automobiles, wearables for personal health and wellness, and connected homes).

Our Activation Services, Synchronoss Personal Cloud™ and Synchronoss WorkSpace™ platforms provide end-to-end seamless integration between customer-facing channels/applications, communication services or devices and “back-office” infrastructure-related systems and processes. Our customers rely on our solutions and technology to automate the process of activation and content and settings management for their subscriber’s devices while delivering additional communication services. Our Integrated Life™ platform brings together the capabilities of device/service activation with content and settings management to provide a seamless experience of activating and managing both traditional and non-traditional devices. Our platforms also support automated customer care processes through use of accurate and effective speech processing technology and enable our customers to offer their subscribers the ability to store in, and retrieve from, the Cloud their personal and work content and data which resides on their connected mobile devices, such as personal computers, smartphones and tablets.  Our platforms are designed to be carrier-grade, highly available, flexible and scalable to enable multiple converged communication services to be managed across multiple distribution channels including e-commerce, m-commerce, telesales, customer stores, indirect and other retail outlets allowing us to meet the rapidly changing and converging services and connected devices offered by our customers. We enable our customers to acquire, retain and service subscribers quickly, reliably and cost-effectively by enabling backup, restore, synchronization and sharing of subscriber content.  Through the use of our platforms, our customers can simplify the processes associated with managing the customer experience for procuring, activating, connecting, backing-up, synchronizing and social media and enterprise-wide sharing/collaboration with connected devices and contents from these devices and associated services.  The extensibility, scalability, reliability and relevance of our platforms enable new revenue streams and retention opportunities for our customers through new subscriber acquisitions, sale of new devices, accessories and new value-added service offerings in the Cloud, while optimizing their cost of operations and enhancing customer experience. We currently operate in and market our solutions and services directly through our sales organizations in North America, Europe and Asia-Pacific.

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

Revenues

We generate a substantial portion of our revenues on a per‑transaction or subscription basis, which is derived from contracts that extend up to 60 months from execution. For the years ended December 31, 2014 and 2013, we derived approximately 77% and 70%, respectively, of our revenues from transactions processed and subscription arrangements. This increase is a result of new subscription arrangements with our existing customers and increased transaction volumes. The remainder of our revenues were generated from professional services and software licenses.

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

Each of AT&T and Verizon Wireless accounted for more than 10% of our revenues for the years ended December 31, 2014 and 2013. AT&T and Verizon Wireless in the aggregate accounted for 73% and 66% of our revenues for the years ended December 31, 2014 and 2013, respectively.

Costs and Expenses

Our costs and expenses consist of cost of services, research and development, selling, general and administrative, depreciation and amortization, change in contingent consideration, interest and other expense.

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

Net change in contingent consideration obligation consists of the changes to the fair value estimate of the obligation to the former equity holders which resulted from our acquisitions. The estimate is based on the weighted probability of achieving certain financial targets and milestones. The contingent consideration obligation earn-out periods are no longer than 12 months in duration. As such, we recognize the changes in fair value over that period. Final determination of the payment is done up to 90 days after the earn-out period ends.

Restructuring charges consist of the costs associated with the January 2013 work-force reduction plan to reduce costs and align our resources with our key strategic priorities. The restructuring charges include employee termination costs and facilities consolidation costs related to minimum lease payments of a leased location that will be closed.

Depreciation relates to our property and equipment and includes our network infrastructure and facilities. Amortization primarily relates to trademarks, customer lists, technology acquired and internally developed software.

Interest expense consists primarily of interest on our lease financing obligations and our convertible senior notes.

Current Trends Affecting Our Results of Operations

Businesses from our Activation Platforms and Synchronoss Personal Cloud™ solutions have been driven by the unprecedented growth in mobile devices globally. Certain industry trends, such as Next programs from AT&T, have resulted in faster device upgrade cycles by customers resulting in increased device order transactions and activations. With mobile devices becoming content rich and acting as a replacement for other traditional devices like PC’s, the need to securely back up content from mobile devices, sync it with other devices and share it with others in their community of family, friends and business associates have become essential needs. The major Tier 1 carriers are also publicly discussing achieving 500% penetration (multiple connected devices per user) by enabling connectivity to non-traditional devices. Such devices include connected cars, health and wellness devices, connected home and health care. The need for these devices to be activated and managed and the contents from them to be stored in a common cloud are also expected to be drivers of our businesses in the long term.

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

To support our expected growth driven by the favorable industry trends mentioned above, we continue to look for opportunities to improve our operating efficiencies, such as the utilization of offshore technical and non-technical resources for our exception handling center management as well as routine software maintenance activities. We also leverage modular components from our existing software platforms to build new products.   We believe that these opportunities will continue to provide future benefits and position us to support revenue growth. In addition, we anticipate further automation of the transactions generated by our more mature customers and additional transaction types. Our cost of services can fluctuate from period to period based upon the level of automation and the on-boarding of new transaction and service types. We are also making investments in new research and development for development of products designed to enable us to grow rapidly in the mobile wireless market. Our purchase of capital assets and equipment may also increase based on aggressive deployment, subscriber growth and promotional offers for free or bundled storage by our major Tier 1 carrier customers.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements in accordance with U.S. GAAP requires us to utilize accounting policies and make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingencies as of the date of the financial statements and the reported amounts of revenues and expenses during a fiscal period. The Securities and Exchange Commission (“SEC”) considers an accounting policy to be critical if it is important to a company’s financial condition and results of operations, and if it requires significant judgment and estimates on the part of management in its application. We have discussed the selection and development of the critical accounting policies with the audit committee of our Board of Directors, and the audit committee has reviewed our related disclosures in this Form 10‑K. Although we believe that our judgments and estimates are appropriate, correct and reasonable under the circumstances, actual results may differ from those estimates. If actual results or events differ materially from those contemplated by us in making these estimates, our reported financial condition and results of operations for future periods could be materially affected. See “Risk Factors” for certain matters bearing risks on our future results of operations.

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

Revenue Recognition and Deferred Revenue

We provide services principally on a transactional or subscription basis or, at times, on a fixed fee basis and recognize the revenues as the services are performed or delivered as discussed below:

Transactional and Subscription Service Arrangements:  Transaction and subscription revenues represented approximately 77%,  70%, and 67% of our revenues for the years ended December 31, 2014,  2013 and 2012, respectively. Transaction and subscription revenues consist of revenues derived from the processing of transactions through our service platforms, providing enterprise portal management services on a subscription basis and maintenance agreements on software licenses. Transaction service arrangements include services such as processing equipment orders, new account set‑up and activation, number port requests, credit checks and inventory management. Subscription services include hosting and storage and the related maintenance support for those services.

Transaction revenues are principally based on a contractual price per transaction and are recognized based on the number of transactions processed during each reporting period. Revenues are recorded based on the total number of transactions processed at the applicable price established in the relevant contract. The total amount of revenue recognized is based primarily on the volume of transactions. Subscription revenues are recorded on a straight‑line basis over the life of the contract for subscription services and maintenance agreements.

Many of our contracts guarantee minimum volume transactions from the customer. In these instances, if the customer’s total transaction volume for the period is less than the contractual amount, we record revenues at the minimum guaranteed amount. At times, transaction revenues may also include billings to customers that reimburse us based on the number of individuals dedicated to processing transactions. Set‑up fees for transactional service arrangements are deferred and recognized on a straight‑line basis over the life of the contract since these amounts would not have been paid by the customer without the related transactional service arrangement. Revenues are presented net of discounts, which are volume level driven, or credits, which are performance driven, and are determined in the period in which the volume thresholds are met or the services are provided.

Professional Service and Software License Arrangements:  Professional service and software license revenues represented approximately 23%,  30% and 33% of our revenues for the years ended December 31, 2014,  2013 and 2012, respectively. Professional services include process and workflow consulting services and development services. Professional services, when sold with non‑software transactional or subscription service arrangements, are accounted for separately when these services have value to the customer on a standalone basis. Professional services, when sold with software transactional or subscription service arrangements, are accounted for separately when these services have value to the customer on a standalone basis and there is objective and reliable evidence of fair value of the professional services. When accounted for separately, professional service revenues are recognized as services are performed and all other elements of revenue recognition have been satisfied.

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

Revenue from software license arrangements is recognized when the license is delivered to our customers and all of the software revenue recognition criteria are met. When software arrangements include multiple elements, the arrangement consideration is allocated at the inception to all deliverables using the residual method providing we have vendor specific objective evidence (VSOE) on all undelivered elements. We determine VSOE for each element based on historical stand‑alone sales to third‑parties. When sold with non‑software transaction or subscription service arrangements, the arrangement consideration is allocated at the inception of an arrangement to all deliverables using the relative selling price method. The relative selling price method allocates any discount in the arrangement proportionally to each deliverable on the basis of each deliverable’s selling price. The selling price used for each deliverable will be based on VSOE if available, third‑party evidence (TPE) if vendor‑ specific objective evidence is not available, or estimated selling price (ESP) if neither vendor‑specific objective evidence nor third‑party evidence is available. The objective of ESP is to determine the price at which we would transact a sale if the product or service were sold on a stand‑alone basis. We determine ESP by considering multiple factors including, but not limited to, geographies, market conditions, competitive landscape, internal costs, gross margin objectives, and pricing practices. ESP is generally used for offerings that are not typically sold on a stand‑alone basis or for new or highly customized offerings.

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

Service Level Standards

Pursuant to certain contracts, we are subject to service level standards and to corresponding penalties for failure to meet those standards. All performance‑related penalties are reflected as a corresponding reduction of our revenues. These penalties, if applicable, are recorded in the month incurred and were insignificant for the years ended December 31, 2014,  2013 and 2012.

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

In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies, and results of recent operations. In projecting future taxable income, we begin with historical results and incorporate assumptions including the amount of future state, federal and foreign pretax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax-planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we are using to manage the underlying businesses.

We recognize a tax benefit from an uncertain tax position only if it is more likely than not to be sustained upon examination based on the technical merits of the position. The amount of the accrual for which an exposure exists is measured by determining the amount that has a greater than 50 percent likelihood of being realized upon the settlement of the position. Components of the reserve are classified as current or a long‑term liability in the consolidated balance sheets based on when we expect each of the items to be settled. We record interest and penalties accrued in relation to uncertain tax benefits as a component of interest expense. We expect that the amount of unrecognized tax benefits will change during 2015; however, we do not expect the change to have a significant impact on our results of operations or financial position.

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

Stock‑Based Compensation

As of December 31, 2014, we maintain three stock‑based compensation plans. We utilize the Black‑Scholes pricing model to determine the fair value of stock options on the dates of grant. Restricted stock awards are measured based on the fair market values of the underlying stock on the dates of grant, unless the awards are subject to market conditions, in which case we use a binomial‑lattice model (e.g., Monte Carlo simulation model). The Monte Carlo simulation model utilizes multiple input variables to estimate the probability that market conditions will be achieved. We recognize stock‑based compensation over the requisite service period with an offsetting credit to additional paid‑in capital.

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

We classify benefits of tax deductions in excess of the compensation cost recognized (excess tax benefits) as a financing cash inflow with a corresponding operating cash outflow. We included $1.2 million,  $3.0 million and $6.9 million of excess tax benefits as a financing cash inflow for the years ended December 31, 2014,  2013 and 2012, respectively.

We utilize the Black‑Scholes option pricing model for determining the estimated fair value for stock‑option awards. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Expected volatility was calculated based on our historical information of our stock. The average expected life was determined using historical stock option exercise activity. The risk‑free interest rate is based on U.S. Treasury zero‑coupon issues with a remaining term equal to the expected life assumed at the date of grant. We have never declared or paid cash dividends on our common or preferred equity and do not anticipate paying any cash dividends in the foreseeable future. Forfeitures are estimated based on the historical analysis of actual stock option forfeitures.

The weighted‑average assumptions used in the Black‑Scholes option pricing model are as follows:

	Year Ended December 31,
	2014	2013	2012
Expected stock price volatility	57%	66%	68%
Risk-free interest rate	1.43%	0.87%	0.80%
Expected life of options (in years)	4.2	4.5	4.8
Expected dividend yield	—%	—%	—%

The weighted‑average fair value (as of the date of grant) of the options granted was $14.67,  $15.79 and $13.47 per share for the year ended December 31, 2014,  2013 and 2012, respectively. The total stock‑based compensation cost related to unvested equity awards not yet recognized as an expense as of December 31, 2014 was approximately $41.0 million.

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

On July 11, 2014, we acquired all outstanding shares of Vox, a French company, for $25.1 million, net of cash acquired and liabilities assumed, subject to certain working capital adjustments. We believe that this acquisition will further enable us to be positioned as the leading provider of personal cloud solutions to the world’s largest mobile operators.

On July 2, 2014, we acquired certain assets, liabilities and workforce from Clarity, an Australian company, for cash consideration of $6.6 million net of liabilities assumed. We believe that the assets and customer contracts acquired from Clarity will assist our access to new markets in the Asia Pacific region.

On May 12, 2014, we acquired certain assets and workforce from Digi-Data, a U.S. company, for total consideration of $6.3 million. We believe that the assets and workforce acquired from Digi-Data will expedite our integration of broadband technologies into our wireless cloud offerings.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of assets acquired, including other definite‑lived intangible assets. Goodwill is not amortized, but reviewed annually for impairment or upon the occurrence of events or changes in circumstances that would more likely than not reduce the fair value of the reporting unit below its carrying amount. We performed our annual impairment test noting no impairment as of December 31, 2014, and we do not believe we are at significant risk for impairment.

The change in the carrying amount of goodwill for the year ended December 31, 2014 is as follows:

Balance at December 31, 2013	$137,743
Acquisitions	20,624
Reclassifications, adjustments and other	(1,287)
Translation adjustments	(9,945)
Balance at December 31, 2014	$147,135

The reclassification, adjustments and other of $1.3 million is primarily related to an increase in the Company’s deferred taxes in connection with a foreign tax election.

Results of Operations

Year ended December 31, 2014, compared to the year ended December 31, 2013

The following table presents an overview of our results of operations for the years ended December 31, 2014 and 2013.

	Year Ended December 31,
	2014		2013		2014 vs 2013
	$	% of Revenue	$	% of Revenue	$ Change	% Change
	(in thousands)
Net revenues	$457,314	100.0%	$349,047	100.0%	$108,267	31.0%
Cost of services*	184,414	40.3%	146,238	41.9%	38,176	26.1%
Research and development	73,620	16.1%	64,845	18.6%	8,775	13.5%
Selling, general and administrative	79,227	17.3%	62,096	17.8%	17,131	27.6%
Net change in contingent consideration obligation	1,799	0.4%	(5,324)	(1.5)%	7,123	(133.8)%
Restructuring charges	—	—%	5,172	1.5%	(5,172)	(100.0)%
Depreciation and amortization	55,956	12.2%	41,126	11.8%	14,830	36.1%
	395,016	86.4%	314,153	90.0%	80,863	25.7%
Income from operations	$62,298	13.6%	$34,894	10.0%	$27,404	78.5%

*Cost of services excludes depreciation and amortization which is shown separately.

Net Revenues.  Net revenues increased $108.3 million to $457.3 million in 2014, compared to 2013. This increase was primarily due to the expansion of our services provided to our customers. Transaction and subscription revenues as a percentage of sales were 77% or $350.0 million in 2014  compared to 70% or $243.0 million in 2013. The increase in transaction and subscription revenue is primarily due to new subscription arrangements with our existing customers and increased transaction volumes. Professional service and software license revenues as a percentage of sales were 23% or $107.3 million in 2014 compared to 30% or $106.0 million in 2013.

Net revenues related to Activation Services increased $12.8 million to $245.8 million in 2014,  compared to $233.0 million in 2013.  Net revenues related to Activation Services represented 54% for the year ended December 31, 2014, compared to 67% for 2013. Net revenues related to our Cloud Services increased by $95.5 million to $211.5 million of our revenues for the year ended December 31, 2014 compared to 2013.  Net revenues related to our Cloud Services represented 46% for the year ended December 31, 2014, compared to 33%  in 2013. The increase in our Cloud Service performance was a result of strong adoption of our cloud offerings across our customer base.

Expense

Cost of Services.  Cost of services increased $38.2 million to $184.4 million in 2014, compared to 2013, due primarily to an increase of $18.1 million in colocation costs related to the expansion of our hosting and storage offering. Personnel and related costs increased $11.7 million due primarily to our continued growth in existing and new programs with our current customers and recent acquisitions. Outside consulting increased $8.2 million due to increased usage of third party exception handling vendors needed to process additional transactions related to our increased business. Cost of services as a percentage of revenues decreased to 40.3% for 2014, as compared to 41.9% for 2013.

Research and Development.  Research and development expense increased approximately $8.8 million to $73.6 million in 2014, compared to 2013,  primarily due to an increase of $4.9 million in our personnel and related costs and an increase of $3.7 million in outside consulting as a result of our continued growth as we further expand the capabilities of our offerings. Research and development expense as a percentage of revenues decreased to 16.1% for 2014, compared to 18.6% in 2013.

Selling, General and Administrative.  Selling, general and administrative expenses increased $17.1 million to $79.2 million in 2014, compared to 2013. There was an increase of $10.0 million in personnel and related costs and an increase of $2.8 million in stock based compensation. The increase in personnel and related costs primarily related to increased headcount as a result of our international expansion as well as the earn-out compensation due to former owners and employees of Strumsoft. Our marketing expense increased $1.2 million due to our market expansion activities associated with the rebranding and the launch of our new products. There was also an increase of $1.3 million in merger and acquisition expense related to the acquisitions of Digi-Data, Vox and Clarity. The remaining increases of $725 thousand related to telecommunication and facility costs that were impacted by the increase of our common area maintenance costs and $713 thousand related to various outside consultant costs supporting various strategic projects. Selling, general and administrative expense as a percentage of revenues decreased to 17.3% for 2014, as compared to 17.8% for 2013.

Net Change in Contingent Consideration Obligation.  The net change in contingent consideration obligation increased by $7.1 million for the year ended December 31, 2014. During 2014 the contingent consideration associated with the Strumsoft acquisition increased $1.8 million due to changes in the fair value estimates related to the weighted probability of achieving revenue milestones. As of December 31, 2014 all of the business objectives for the Strumsoft earn-out have been met and accordingly the Company recorded $8 million on the balance sheet related to the Strumsoft earn-out, which is to be paid within 60 days following December 31, 2014. This contrasts with a $5.3 million reduction of the contingent consideration obligation for the year ended December 31, 2013 driven by the Spatial Systems Nominees PTY Limited ("Spatial") earn-out reversal as a result of the timing of projected revenue financial milestones required to be achieved in order to receive the expected payout and the settlement of the SpeechCycle, Inc. ("SpeechCycle") earn-out.

Depreciation and Amortization.  Depreciation and amortization expense increased $14.8 million to $56.0 million in 2014, compared to 2013, primarily related to capital investments in our IT infrastructure to support the continued expansion of our platforms and the amortization of our newly acquired intangible assets of Digi-Data, Clarity and Vox. Effective October 1, 2014, the Company changed the useful life estimate of its data center hardware assets from 3 years to 5 years to better reflect the estimated period during which these assets will remain in service and economically viable.  These changes resulted in a decrease in depreciation expense of $3.6 million in 2014. Depreciation and amortization expense as a percentage of revenues increased to 12.2% for 2014, as compared to 11.8% for 2013.

Income from Operations.    Income from operations increased $27.4 million to $62.3 million in 2014, compared to 2013.  This was primarily due to increased revenues offset by the additional costs associated with our acquired operations and no restructuring costs incurred in 2014. Income from operations as a percentage of revenues increased to 13.6% for 2014, as compared to 10.0% for 2013.

Interest Income.  Interest income increased $281 thousand to $838 thousand in 2014, compared to 2013.  Interest income increased primarily due to an increase in our cash, cash equivalents and investment balances.

Interest Expense.  Interest expense increased $1.9 million to $3.0 million in 2014, compared to 2013 due to an increase of approximately $439 thousand related to our $40 million borrowing on our revolving credit facility, which was drawn in July and subsequently repaid in September 2014, and an additional $1.2 million of coupon rate interest and deferred financing fees related to the $230 million of convertible debt issued in August 2014.

Other Income.  Other income increased $224 thousand to $441 thousand in 2014, compared to 2013.  Other income increased primarily due to an increase in New York state refundable research and development tax credits domestically, upon the state’s completion of its audit, and foreign currency exchange rate fluctuations.

Income Tax.  During 2014 and 2013, we recognized approximately $21.7 million and $11.2 million in income tax expense, respectively. Our effective tax rate was approximately 35.8% and 32.5% during 2014 and 2013, respectively. In 2014, our effective tax rate was higher than our U.S. federal statutory rate primarily due to state taxes, the tax effect of non-deductible expenses and the unfavorable tax impact of the fair market value adjustment for the contingent consideration obligations related to the earn-out payments and Subpart F income, offset by the favorable impact of income in foreign jurisdictions which have lower tax rates than the U.S. and the tax credit for research and experimentation expenses.

We expect to be exposed to fluctuations in our effective rate during the earn-out period for our contingent consideration liabilities. Due to the nature of these transactions we may experience significant adjustments to fair value of the contingent consideration obligation depending on the outcome of the target achievements.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits for the twelve months ended December 31, 2014 is as follows:

Unrecognized tax benefit at December 31, 2013	$734
Reductions for tax positions of prior periods	(217)
Additions for tax positions of current periods	650
Reductions related to the expiration of statutes of limitations	(13)
Unrecognized tax benefit at December 31, 2014	$1,154

Year ended December 31, 2013, compared to the year ended December 31, 2012

The following table presents an overview of our results of operations for the years ended December 31, 2013 and 2012.

	Year Ended December 31,
	2013		2012		2013 vs 2012
	$	% of Revenue	$	% of Revenue	$ Change	% Change
	(in thousands)
Net revenues	$349,047	100.0%	$273,692	100.0%	$75,355	27.5%
Cost of services*	146,238	41.9%	115,670	42.3%	30,568	26.4%
Research and development	64,845	18.6%	52,307	19.1%	12,538	24.0%
Selling, general and administrative	62,096	17.8%	46,680	17.1%	15,416	33.0%
Net change in contingent consideration obligation	(5,324)	(1.5)%	(6,235)	(2.3)%	911	(14.6)%
Restructuring charges	5,172	1.5%	—	—%	5,172	100.0%
Depreciation and amortization	41,126	11.8%	23,812	8.7%	17,314	72.7%
	314,153	90.0%	232,234	84.9%	81,919	35.3%
Income from operations	$34,894	10.0%	$41,458	15.1%	$(6,564)	(15.8)%

*Cost of services excludes depreciation and amortization which is shown separately.

Net Revenues.  Net revenues increased $75.4 million to $349.0 million in 2013, compared to 2012. This increase was primarily due to the expansion of our services provided to our customers. Transaction and subscription revenues as a percentage of sales were 70% or $243.0 million in 2013 compared to 67% or $183.6 million in 2012. The increase in transaction and subscription revenue is primarily due to new subscription arrangements with our existing customers. Professional service and software license revenues as a percentage of sales were 30% or $106.0 million in 2013 compared to 33% or $90.1 million in 2012.

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

Research and Development.  Research and development expense increased approximately $12.5 million to $64.8 million in 2013, compared to 2012, due primarily to an increase of $10.0 million in our personnel and related costs as a result of our continued growth as we further expand the capabilities of our offerings, as well as investing in several early‑stage customer deployments. Outside consulting increased $731 thousand and telecommunication and facility costs increased $1.6 million as a result of the expansion of our programs. Research and development expense as a percentage of revenues decreased to 18.6% for 2013, compared to 19.1% in 2012.

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

Net Change in Contingent Consideration Obligation.  The net change in contingent consideration obligation resulted from a $5.3 million reduction of the contingent consideration obligation for the year ended December 31, 2013 driven by the Spatial Systems Nominees PTY Limited (“Spatial”) earn‑out reversal as a result of the timing of projected revenue financial milestones required to be achieved in order to receive the expected payout and the settlement of the SpeechCycle, Inc. (“SpeechCycle”) earn‑out. The $6.2 million reduction of the contingent consideration obligation for the year ended December 31, 2012 was driven by changes in the fair value estimates related to the weighted probability of achieving revenue and product milestones for the Miyowa S.A. (“Miyowa”), SpeechCycle, Spatial, and Sapience Knowledge Systems, Inc. (“SKS”) earn‑outs.

Restructuring Charges.  Restructuring charges were $5.2 million, consisting of $4.6 million for employment termination costs and $555 thousand for minimum lease payments, in 2013, as a result of the January 2013 work‑force reduction plan to reduce costs and align our resources with our key strategic priorities. This restructuring was done shortly after our acquisition of Newbay Software Limited.

Depreciation and Amortization.  Depreciation and amortization expense increased $17.3 million to $41.1 million in 2013, compared to 2012, primarily related to an increase in depreciable fixed assets necessary for the continued expansion of our platforms and the amortization of our newly acquired intangible assets of Spatial, Newbay Software Limited (“Newbay”), and Strumsoft Inc. (“Strumsoft”). Depreciation and amortization expense as a percentage of revenues increased to 11.8% for 2013, as compared to 8.7% for 2012.

Income from Operations.  Income from operations decreased $6.6 million to $34.9 million in 2013, compared to 2012. This was due primarily to increases in depreciable fixed assets, increased intangible amortization, restructuring charges related to our work‑force reduction and facilities consolidation to align our resources with our key strategic priorities and the additional costs associated with our acquired operations offset by increased revenues. Income from operations as a percentage of revenues decreased to 10.0% for 2013, as compared to 15.1% for 2012.

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

Income Tax.  During 2013 and 2012, we recognized approximately $11.2 million and $15.6 million in income tax expense, respectively. Our effective tax rate was approximately 32.5% and 36.5% during 2013 and 2012, respectively. In 2013, our effective tax rate was lower than our US federal statutory rate primarily due to the favorable impact of income in foreign jurisdictions which have lower tax rates than the U.S. and the favorable tax impact of the fair market value adjustment for the contingent consideration obligations related to the earn‑out payments. In addition, compared to 2012, our effective tax rate was favorably impacted by the late extension of the tax credit for research and experimentation expenses that was not in existence as of December 31, 2012 but was retroactively reinstated by Congress in January of 2013 and therefore recognized during 2013. These favorable items were offset by the unfavorable impact of state taxes and the tax effect of non‑deductible expenses.

We expect to be exposed to fluctuations in our effective rate during the earn‑out period for our contingent consideration liabilities. Due to the nature of these transactions we may experience significant adjustments to fair value of the contingent consideration obligation depending on the outcome of the target achievements.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits for the twelve months ended December 31, 2013 is as follows:

Unrecognized tax benefit at December 31, 2012	$529
Additions for tax positions of prior periods	12
Additions for tax positions of current periods	268
Reductions related to the expiration of statutes of limitations	(75)
Unrecognized tax benefit at December 31, 2013	$734

Unaudited Quarterly Results of Operations

	Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
2014
Net revenues	$98,477	$103,451	$125,175	$130,211
Gross profit(2)	58,498	62,161	74,679	77,562
Net income(3)(5)	7,584	8,364	9,327	13,620
Basic net income per common share(1)	0.19	0.21	0.23	0.33
Diluted net income per common share(1)	0.19	0.20	0.22	0.30

	Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
2013
Net revenues	$78,276	$83,848	$89,716	$97,207
Gross profit(2)	46,145	48,321	51,583	56,760
Net income(3)(4)	476	3,412	3,590	15,873
Basic net income per common share(1)	0.01	0.09	0.09	0.40
Diluted net income per common share(1)	0.01	0.09	0.09	0.39

(1)

Per common share amounts for the quarters and full year have been calculated separately. Accordingly, quarterly amounts do not add to the annual amount because of differences in the weighted‑average common shares outstanding during each period principally due to the effect of issuing shares of our common stock and options during the year.

(2)	Gross profit is defined as net revenues less cost of services and excludes depreciation and amortization expense.
(3)

Net income for the quarters ended December 31, 2014,  September 30, 2014,  June 30, 2014,  March 31, 2014,  December 31, 2013, September 30, 2013, June 30, 2013 and March 31, 2013  included a change in contingent consideration obligation of $118 thousand,  $355 thousand, $115 thousand, $1.2 million, ($8.0) million,  $500 thousand, $1.7 million, and $433 thousand, respectively.

(4)	Net income for the quarter ended March 31, 2013, included restructuring charges of $5.2 million.
(5)	Net income for the quarter ended December 21, 2014 included a $3.6 million depreciation expense adjustment related to a change in estimate which increased net income by $2.3 million.

Liquidity and Capital Resources

Our principal source of liquidity has been cash provided by operations. Our cash, cash equivalents and marketable securities balance was $290.4 million at December 31, 2014,  an increase of $212.8 million as compared to the balance at December 31, 2013. This increase was primarily due to $223 million of cash received from the issuance of our convertible senior notes, $71.0 million cash generated from operations and $30.0 million of cash received from the exercise of stock options offset by $73.9 million related to purchases of fixed assets and $38.1 million for the acquisitions of Digi-Data, Clarity and Vox. We anticipate that our principal uses of cash in the future will be to fund the expansion of our business through both organic growth as well as possible acquisition activities and the expansion of our customer base internationally. Uses of cash will also include facility and technology expansion, capital expenditures, and working capital. On February 4, 2015, the Company entered into an agreement to acquire certain cloud assets from F-Secure Corporation, an online security and privacy company from Finland, for cash consideration of $60.0 million, net of liabilities assumed. This agreement will be financed using our existing cash balances.

On August 12, 2014 we issued $230.0 million aggregate principal amount of our 0.75% Convertible Senior Notes due in 2019 (the “2019 Notes”). The 2019 Notes mature on August 15, 2019, and bear interest at a rate of 0.75% per annum payable semi-annually in arrears on February 15 and August 15 of each year. We accounted for the $230 million face value of the 2019 Notes as a liability and capitalized approximately $7.1 million of financing fees, related to the issuance.

The 2019 Notes are our direct senior unsecured obligations and rank equal in right of payment to all of our existing and future unsecured and unsubordinated indebtedness. Holders of the 2019 Notes who convert their notes in connection with a qualifying fundamental change, as defined in the related indenture, may be entitled to make-whole premium in the form of an increase in the conversion rate. Additionally, following the occurrence of a fundamental change, holders may require that we repurchase some or all of the 2019 Notes for cash at a repurchase price of equal to 100% of the principal amount of the 2019 Notes being repurchased, plus accrued and unpaid interest, if any. As of December 31, 2014 none of these conditions existed with respect to the 2019 Notes and as a result the 2019 Notes are classified as long term.

At December 31, 2014, the carrying amount of the liability and the outstanding principal of the 2019 Notes was $230.0 million, with an effective interest rate of approximately 1.36%. The fair value of the 2019 Notes was $254.3 million at December 31, 2014.

The interest expense of our 2019 Notes related to the contractual interest coupon was $647 thousand for the year ended December 31, 2014.  There was no interest expense related to the 2019 Notes for the year ended December 31, 2013.

In September 2013, we entered into a Credit Agreement (the “Credit Facility”) with JP Morgan Chase Bank, N.A., as the administrative agent, Wells Fargo Bank, National Association, as the syndication agent and Capital One, National Association and KeyBank National Association, as co-documentation agents. The Credit Facility, which can be used for general corporate purposes, is a $100 million unsecured revolving line of credit that matures on September 27, 2018. We pay a commitment fee of 25 basis points on the unused balance of the revolving credit facility under the Credit Facility. Commitment fees totaled approximately $215 thousand during the year ended December 31, 2014. We have the right to request an increase in the aggregate principal amount of the Credit Facility to $150 million.

On July 2, 2014 we borrowed $40 million under the Credit Facility to fund acquisitions and capital asset purchases. Interest on the borrowing was based upon LIBOR plus a 175 basis point margin.

On September 4, 2014 we repaid the full amount borrowed under the Credit Facility plus interest of approximately $136 thousand.

The Credit Facility is subject to certain financial covenants. As of December 31, 2014, we were in compliance with all required covenants and there were no outstanding balances on the Credit Facility.

At  December 31, 2014, our non‑U.S. subsidiaries held approximately $10.2 million of cash and cash equivalents that are available for use by all of our operations around the world. However, if these funds were repatriated to the U.S. or used for U.S. operations, certain amounts could be subject to U.S. tax for the incremental amount in excess of the foreign tax paid. Due to the timing and circumstances of repatriation of such earnings, if any, it is not practical to determine the unrecognized deferred tax liability related to the amount.

Discussion of Cash Flows

Year ended December 31, 2014, compared to the year ended December 31, 2013

Cash Flows from Operations.  Net cash provided by operating activities for the year ended December 31, 2014 was $71.0 million, as compared to $81.1 million for the year ended December 31, 2013.  Cash flows from operations decreased by $10.1 million. Operating cash flow for the year ended December 31, 2014 benefited from the increase in net income and non-cash items of $36.5 million other assets and liabilities together with a change in the contingent consideration fair value increased the operating cash flow by $23.1 million. These increases were offset by a decrease in working capital for the year ended December 31, 2014 of approximately $69.8 million. Among the changes in working capital, the accounts receivable increase accounted for most of the change.

Cash Flows from Investing.  Net cash used in investing activities for the year ended December 31, 2014 was $153.0 million, as compared to $73.7 million for the year ended December 31, 2013. The increase in net cash used in investing activities for the year ended December 31, 2014, of $79.3 million as compared to 2013 is primarily due to the acquisitions of Vox, Clarity and Digi-Data in 2014 combined with increased purchases of property and equipment related to our continued investments in our global information technology and business systems infrastructure and purchases of marketable securities.

Cash Flows from Financing.  Net cash provided by financing activities for the year ended December 31, 2014 was $254.3 million, as compared to $20.1 million cash provided by financing activities for the year ended December 31, 2013. The increase in net cash provided by financing activities for the year ended December 31, 2014, of $234.2 million as compared to 2013 is primarily due to the issuance of the 2019 Notes and an increase in proceeds from the exercises of stock options.

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

Effect of Inflation

Although inflation generally affects us by increasing our cost of labor and equipment, we do not believe that inflation has had any material effect on our results of operations during 2014,  2013 and 2012. We do not expect the current rate of inflation to have a material impact on our business.

Contractual Obligations

Our contractual commitments consist of obligations under leases for office space, automobiles, computer equipment and furniture and fixtures. The following table summarizes our long‑term contractual obligations as of December 31, 2014 (in thousands).

	Payments Due by Period
		Less Than			More Than
	Total	1 Year	1—3 Years	4—5 Years	5 Years
Long-term lease obligations (1)	$18,856	$1,118	$2,313	$2,417	$13,008
Contingent consideration obligation (2)	8,022	8,022	—	—	—
Operating lease obligations	53,665	7,247	13,320	11,793	21,305
Capital lease obligations	6,653	1,885	3,351	1,417	—
Purchase obligations (3)	67,962	28,851	34,860	4,251	—
Other long-term liabilities (4)	1,154	72	1,082	—	—
Total	$156,312	$47,195	$54,926	$19,878	$34,313

(1)	Amount represents obligation associated with the Pennsylvania facility lease.
(2)

Amount represents the fair value of the contingent consideration obligations of our Strumsoft acquisition and is based on actual and estimated achievements of financial targets and milestones as of December 31, 2014. When settled at the end of the applicable earn‑out period the amount is subject to change due to the actual achievements of financial targets and our stock price.

(3)	Amount represents obligations associated with colocation agreements.
(4)	Amount represents unrecognized tax positions recorded in our balance sheet. Although the timing of the settlement is uncertain, we believe this amount will be settled within 3 years.

Impact of Recently Issued Accounting Standards

In November 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-17 Business Combinations (Topic 805), Pushdown Accounting. The amendment provides that acquired entities have the option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of an acquired entity. The acquired entity will have the option to elect to apply pushdown accounting in a subsequent reporting period and would be treated as a change in accounting principle. Additional disclosures are required to enable the users of the financial statements to evaluate the effect of pushdown accounting. The standard was adopted on November 18, 2014 and did not have an impact on our current period consolidated financial statements and related disclosures.

In August 2014, the FASB issued ASU 2014-15 Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.  Management of public and private companies will be required to evaluate whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued (or available to be issued when applicable) and, if so, disclose that fact. Management will be required to make this evaluation for both annual and interim reporting periods, if applicable. The standard is effective for annual periods ending after December 15, 2016 and interim periods ending after December 15, 2016. Early adoption is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. Management does not expect adoption of this ASU to significantly impact its consolidated financial statements.

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

Off‑Balance Sheet Arrangements

We had no off‑balance sheet arrangements during the years ended December 31, 2014 and December 31, 2013 that have or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

The following discussion about market risk disclosures involves forward‑looking statements. Actual results could differ materially from those projected in the forward‑looking statements. We deposit our excess cash in what we believe are high‑quality financial instruments, primarily money market funds and certificates of deposit and, we may be exposed to market risks related to changes in interest rates. We do not actively manage the risk of interest rate fluctuations on our marketable securities; however, such risk is mitigated by the relatively short‑term nature of these investments. These investments are denominated in United States dollars.

The primary objective of our investment activities is to preserve our capital for the purpose of funding operations, while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and short‑ and long‑term investments in a variety of securities, which could include commercial paper, money market funds and corporate and government debt securities. Our cash, cash equivalents and marketable securities at December 31, 2014 and 2013 were invested in liquid money market accounts, certificates of deposit and government securities. All market‑risk sensitive instruments were entered into for non‑trading purposes.

Foreign Currency Exchange Risk

We conduct business outside the U.S. in several currencies including the British Pound Sterling, Euro, Australian Dollar, and the Indian Rupee. Prior to the third quarter of 2013, several of our subsidiaries that operate outside the U.S. used the U.S. dollar as the functional currency. Effective July 1, 2013, we changed the functional currencies of those subsidiaries that operate outside the U.S. to their local currency. The functional currency is translated into U.S. dollars for balance sheet accounts using the month end rates in effect as of the balance sheet date and average exchange rate for revenue and expense accounts for each respective period. The translation adjustments are deferred as a separate component of stockholders’ equity within accumulated other comprehensive income. Gains or losses resulting from transactions denominated in foreign currencies are included in other income or expense, within the consolidated statements of income. The effects of the change in functional currency were not material to our consolidated financial statements for all years presented.

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

If and when we draw down on our Credit Facility, we will be subject to U.S. LIBOR interest rate fluctuations. As of December 31, 2014, there were no outstanding balances on the Credit Facility.

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

Interest Rate Risk

We are exposed to the risk of interest rate fluctuations on the interest income earned on our cash and cash equivalents. A hypothetical 100 basis point movement in interest rates applicable to our cash and cash equivalents outstanding at December 31, 2014 would increase interest income by less than $682 thousand on an annual basis. We are subject to foreign currency exchange risk with respect to cash balances maintained in foreign currencies.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Synchronoss Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Synchronoss Technologies, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Synchronoss Technologies, Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Synchronoss Technologies, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 25, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

MetroPark, New Jersey

February 25, 2015

SYNCHRONOSS TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$235,967	$63,512
Marketable securities	51,097	9,105
Accounts receivable, net of allowance for doubtful accounts of $88 and $237 at December 31, 2014 and 2013, respectively	118,371	64,933
Prepaid expenses and other assets	35,023	19,451
Deferred tax assets	1,475	4,626
Total current assets	441,933	161,627
Marketable securities	3,313	4,988
Property and equipment, net	151,171	106,106
Goodwill	147,135	137,743
Intangible assets, net	99,489	101,963
Deferred tax assets	1,232	4,210
Other assets	18,549	10,382
Total assets	$862,822	$527,019

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$25,059	$9,528
Accrued expenses	42,657	37,919
Deferred revenues	11,897	15,372
Contingent consideration obligation	8,022	22
Total current liabilities	87,635	62,841
Lease financing obligation - long-term	9,204	9,252
Contingent consideration obligation - long-term	—	4,468
Convertible debt	230,000	—
Deferred tax liability	3,698	—
Other liabilities	3,178	2,819
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000 shares authorized, 0 shares issued and outstanding at December 31, 2014 and 2013	—	—
Common stock, $0.0001 par value; 100,000 shares authorized, 46,444 and 44,456 shares issued; 42,711 and 40,663 outstanding at December 31, 2014 and December 31, 2013, respectively	4	4
Treasury stock, at cost (3,733 and 3,793 shares at December 31, 2014 and 2013, respectively)	(66,336)	(67,104)
Additional paid-in capital	454,740	393,644
Accumulated other comprehensive loss	(20,014)	(723)
Retained earnings	160,713	121,818
Total stockholders’ equity	529,107	447,639
Total liabilities and stockholders’ equity	$862,822	$527,019

See accompanying notes to consolidated financial statements.

SYNCHRONOSS TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Year Ended December 31,
	2014	2013	2012

Net revenues	$457,314	$349,047	$273,692
Costs and expenses:
Cost of services*	184,414	146,238	115,670
Research and development	73,620	64,845	52,307
Selling, general and administrative	79,227	62,096	46,680
Net change in contingent consideration obligation	1,799	(5,324)	(6,235)
Restructuring charges	—	5,172	—
Depreciation and amortization	55,956	41,126	23,812
Total costs and expenses	395,016	314,153	232,234
Income from operations	62,298	34,894	41,458
Interest income	838	557	1,315
Interest expense	(3,003)	(1,089)	(998)
Other income	441	217	889
Income before income tax expense	60,574	34,579	42,664
Income tax expense	(21,679)	(11,228)	(15,581)
Net income	$38,895	$23,351	$27,083
Net income per common share:
Basic †	$0.96	$0.60	$0.71
Diluted †	$0.92	$0.58	$0.69
Weighted-average common shares outstanding:
Basic †	40,418	38,891	38,195
Diluted †	43,297	40,009	39,126

*Cost of services excludes depreciation and amortization which is shown separately.

†See notes to financial statement footnote 2.

See accompanying notes to consolidated financial statements

SYNCHRONOSS TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31,
	2014	2013	2012

Net income	$38,895	$23,351	$27,083
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(12,849)	(3,779)	211
Unrealized (loss) income on securities, (net of tax)	(166)	2	123
Net (loss) gain on intra-entity foreign currency transactions	(6,276)	3,419	—
Total other comprehensive (loss) income	(19,291)	(358)	334
Total comprehensive income	$19,604	$22,993	$27,417

See accompanying notes to consolidated financial statements.

SYNCHRONOSS TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

							Accumulated
						Additional	Other		Total
		Common Stock		Treasury Stock		Paid-In	Comprehensive	Retained	Stockholders'
		Shares	Amount	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balance at December 31, 2011	.	41,063	$4	(2,669)	$(43,712)	$307,586	$(699)	$71,384	$334,563
Stock based compensation	.	—	—	—	—	10,186	—	—	10,186
Issuance of restricted stock	.	760	—	—	—	9,782	—	—	9,782
Issuance of common stock on exercise of options	.	634	—	—	—	7,949	—	—	7,949
Issuance of common stock related to acquisition	.	76	—	—	—	1,386	—	—	1,386
ESPP compensation	.	—	—	—	—	457	—	—	457
Repurchase of treasury stock		—	—	(1,223)	(24,615)	—	—	—	(24,615)
Sale of Treasury Stock in connection with an employee stock purchase plan	.	—	—	33	409	203	—	—	612
Comprehensive income:	.
Net income		—	—	—	—	—	—	27,083	27,083
Foreign currency translation	.	—	—	—	—	—	211	—	211
Unrealized loss on investments in marketable securities, net of tax benefits of $82		—	—	—	—	—	123	—	123
Total comprehensive income		—	—	—	—	—	—	—	27,417
Tax benefit from stock option exercise	.	—	—	—	—	6,920	—	—	6,920
Balance at December 31, 2012	.	42,533	$4	(3,859)	$(67,918)	$344,469	$(365)	$98,467	$374,657
Stock based compensation	.	—	—	—	—	10,035	—	—	10,035
Issuance of restricted stock	.	734	—	—	—	14,539	—	—	14,539
Issuance of common stock on exercise of options	.	1,156	—	—	—	19,196	—	—	19,196
Issuance of common stock related to acquisition	.	33	—	—	—	1,144	—	—	1,144
ESPP compensation	.	—	—	—	—	640	—	—	640
Sale of Treasury Stock in connection with an employee stock purchase plan	.	—	—	66	814	660	—	—	1,474
Comprehensive income:
Net income	.	—	—	—	—	—	—	23,351	23,351
Foreign currency translation	.	—	—	—	—	—	(3,779)	—	(3,779)
Unrealized loss on investments in marketable securities, net of tax benefits of $2	.	—	—	—	—	—	2	—	2
Net gain (loss) on intra-entity foreign currency transactions	.	—	—	—	—	—	3,419	—	3,419
Total comprehensive income	.	—	—	—	—	—	—	—	22,993
Tax benefit from stock option exercise	.	—	—	—	—	2,961	—	—	2,961
Balance at December 31, 2013	.	44,456	$4	(3,793)	$(67,104)	$393,644	$(723)	$121,818	$447,639
Stock based compensation	.	—	—	—	—	9,992	—	—	9,992
Issuance of restricted stock	.	765	—	—	—	18,353	—	—	18,353
Issuance of common stock on exercise of options	.	1,223	—	—	—	30,003	—	—	30,003
ESPP compensation	.	—	—	—	—	642	—	—	642
Sale of Treasury Stock in connection with an employee stock purchase plan	.	—	—	60	768	909	—	—	1,677
Comprehensive income:
Net income	.	—	—	—	—	—	—	38,895	38,895
Foreign currency translation	.	—	—	—	—	—	(12,849)	—	(12,849)
Unrealized loss on investments in marketable securities, net of tax benefits of $18	.	—	—	—	—	—	(166)	—	(166)
Net gain (loss) on intra-entity foreign currency transactions	.	—	—	—	—	—	(6,276)	—	(6,276)
Total comprehensive income	.	—	—	—	—	—	—	—	19,604
Tax benefit from stock option exercise	.	—	—	—	—	1,197	—	—	1,197
Balance at December 31, 2014	.	46,444	$4	(3,733)	$(66,336)	$454,740	$(20,014)	$160,713	$529,107

See accompanying notes to consolidated financial statements.

SYNCHRONOSS TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2014	2013	2012
Operating activities:
Net income	$38,895	$23,351	$27,083
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	55,956	41,126	23,812
Amortization of debt issuance costs	618	—	—
Loss on disposal of asset	33	—	230
Amortization of bond premium	384	294	1,216
Deferred income taxes	3,207	1,575	1,475
Non-cash interest on leased facility	946	921	921
Stock-based compensation	28,987	25,214	20,425
Changes in operating assets and liabilities:
Accounts receivable, net of allowance for doubtful accounts	(50,924)	10,167	(11,611)
Prepaid expenses and other current assets	(14,660)	8,022	8,129
Other assets	(1,930)	(7,376)	(496)
Accounts payable	4,169	348	(1,915)
Accrued expenses	1,263	(7,155)	1,284
Contingent consideration obligation	3,532	(6,214)	(8,211)
Excess tax benefit from the exercise of stock options	(1,203)	(2,961)	(6,920)
Other liabilities	5,825	(320)	(497)
Deferred revenues	(4,119)	(5,900)	949
Net cash provided by operating activities	70,979	81,092	55,874

Investing activities:
Purchases of fixed assets	(73,885)	(73,434)	(33,234)
Proceeds from sale of fixed assets	—	—	—
Proceeds from insurance claim	—	—	—
Purchases of marketable securities available-for-sale	(50,275)	(8,366)	(13,146)
Sales and maturities of marketable securities available-for-sale	9,265	14,825	74,334
Business acquired, net of cash	(38,085)	(6,677)	(105,177)
Net cash used in investing activities	(152,980)	(73,652)	(77,223)

Financing activities:
Proceeds from the exercise of stock options	30,003	19,196	7,949
Payments on contingent consideration obligation	—	(1,926)	(2,268)
Debt issuance costs related to convertible notes	(7,065)	—	—
Proceeds from issuance of convertible notes	230,000	—	—
Borrowings on revolving line of credit	40,000	—	—
Repayment of revolving line of credit	(40,000)	—	—
Excess tax benefit from the exercise of stock option	1,203	2,961	6,920
Repurchase of common stock	—	—	(24,615)
Proceeds from the sale of Treasury Stock in connection with an employee stock purchase plan	1,677	1,474	612
Repayments of capital obligations	(1,515)	(1,597)	(1,015)
Net cash provided by (used in) financing activities	254,303	20,108	(12,417)

Effect of exchange rate changes on cash	153	(64)	364
Net increase (decrease) in cash and cash equivalents	172,455	27,484	(33,402)
Cash and cash equivalents at beginning of year	63,512	36,028	69,430
Cash and cash equivalents at end of year	$235,967	$63,512	$36,028

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,290	$168	$77
Cash paid for income taxes	$19,342	$1,773	$3,396

Supplemental disclosures of non-cash investing and financing activities:
Issuance of common stock in connection with the acquisition	$—	$1,144	$1,386

See accompanying notes to consolidated financial statements.

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in tables in thousands, except for per share data or unless otherwise noted)

1. Description of Business

Synchronoss Technologies, Inc. (the “Company” or “Synchronoss”) is a mobile innovation company that provides software-based cloud and activation solutions for connected devices to enterprise customers on a global scale.  The Company’s software creates innovative consumer and enterprise solutions that drive billions of transactions on a wide range of connected devices across the world’s leading networks. The Company’s solutions include: intelligent connectivity management and content synchronization, backup and sharing service procurement, provisioning, activation, and support that enable communications service providers (CSPs), cable operators/multi-services operators (MSOs), original equipment manufacturers (OEMs) with embedded connectivity (e.g. smartphones, laptops, tablets and mobile Internet devices, such as automobiles, wearables for personal health and wellness, and connected homes), multi-channel retailers and other customers to accelerate and monetize value-add services for connected devices. This includes automating subscriber activation, order management, upgrades, service provisioning and connectivity and content management from any sales channel to any communication service (wireless or wireline), across any connected device type and managing the content transfer, synchronization and share.

The Company’s Synchronoss Personal Cloud™ platform is specifically designed to power the activation of the devices and technologies that seamlessly connect today’s consumer and leverage the Company’s cloud assets to manage these devices and content associated with them.  Synchronoss WorkSpace™ platform focuses on providing a secure, integrated file sharing and collaboration solution for small and medium businesses. The Company’s consumer and small business platforms and solutions enable Synchronoss to drive a natural extension of the Company’s mobile activations and cloud services with leading wireless networks around the world to link other non-traditional devices (i.e., automobiles, wearables for personal health and wellness, and connected homes).

The Company’s Activation Services, Synchronoss Personal Cloud™ and Synchronoss WorkSpace™ platforms provide end-to-end seamless integration between customer-facing channels/applications, communication services or devices and “back-office” infrastructure-related systems and processes. The Company’s customers rely on the Company’s solutions and technology to automate the process of activation and content and settings management for their subscriber’s devices while delivering additional communication services. The Company’s Integrated Life™ platform brings together the capabilities of device/service activation with content and settings management to provide a seamless experience of activating and managing both traditional and non-traditional devices. The Company’s platforms also support automated customer care processes through use of accurate and effective speech processing technology and enable the Company’s customers to offer their subscribers the ability to store in and retrieve from the Cloud their personal and work content and data which resides on their connected mobile devices, such as personal computers, smartphones and tablets.  The Company’s platforms are designed to be carrier-grade, highly available, flexible and scalable to enable multiple converged communication services to be managed across multiple distribution channels including e-commerce, m-commerce, telesales, customer stores, indirect and other retail outlets allowing the Company to meet the rapidly changing and converging services and connected devices offered by the Company’s customers. Synchronoss enables its customers to acquire, retain and service subscribers quickly, reliably and cost-effectively by enabling backup, restore, synchronization and sharing of subscriber content.  Through the use of the Company’s platforms, the Company’s customers can simplify the processes associated with managing the customer experience for procuring, activating, connecting, backing-up, synchronizing and social media and enterprise-wide sharing/collaboration with connected devices and contents from these devices and associated services.  The extensibility, scalability, reliability and relevance of the Company’s platforms enable new revenue streams and retention opportunities for the Company’s customers through new subscriber acquisitions, sale of new devices, accessories and new value-added service offerings in the Cloud, while optimizing their cost of operations and enhancing customer experience. The Company currently operates in and markets its solutions and services directly through the Company’s sales organizations in North America, Europe and Asia-Pacific.

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in tables in thousands, except for per share data or unless otherwise noted)

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

2. Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The consolidated financial statements include the accounts of the Company and its wholly‑owned subsidiaries. All material intercompany transactions and accounts are eliminated in consolidation.

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

Transactional and Subscription Service Arrangements:  Transaction and subscription revenues consist of revenues derived from the processing of transactions through the Company’s service platforms, providing enterprise portal management services on a subscription basis and maintenance agreements on software licenses. Transaction service arrangements include services such as processing equipment orders, new account set‑up and activation, number port requests, credit checks and inventory management. Subscription services include hosting and storage and the related maintenance support for those services.

Transaction revenues are principally based on a contractual price per transaction and are recognized based on the number of transactions processed during each reporting period. Revenues are recorded based on the total number of transactions processed at the applicable price established in the relevant contract. The total amount of revenues recognized is based primarily on the volume of transactions. Subscription revenues are recorded on a straight‑line basis over the life of the contract for subscription services and maintenance agreements.

Many of the Company’s contracts guarantee minimum volume transactions from the customer. In these instances, if the customer’s total transaction volume for the period is less than the contractual amount, the Company records revenues at the minimum guaranteed amount. At times, transaction revenues may also include billings to customers that reimburse the Company based on the number of individuals dedicated to processing transactions. Set‑up fees for transactional service arrangements are deferred and recognized on a straight‑line basis over the life of the contract since these amounts would not have been paid by the customer without the related transactional service arrangement. Revenues are presented net of discounts, which are volume level driven, or credits, which are performance driven, and are determined in the period in which the volume thresholds are met or the services are provided.

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Professional Service and Software License Arrangements:  Professional services include process and workflow consulting services and development services. Professional services, when sold with non‑software transactional or subscription service arrangements, are accounted for separately when the professional services have value to the customer on a standalone basis. Professional services, when sold with software transactional or subscription service arrangements are accounted for separately when the professional services have value to the customer on a standalone basis and there is objective and reliable evidence of fair value of the professional services. When accounted for separately, professional service revenues are recognized as services are performed and all other elements of revenue recognition have been satisfied.

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

Revenue from software license arrangements is recognized when the license is delivered to its customers and all of the software revenue recognition criteria are met. When software arrangements include multiple elements, the arrangement consideration is allocated at the inception to all deliverables using the residual method providing the Company has vendor specific objective evidence (VSOE) on all undelivered elements. The Company determines VSOE for each element based on historical stand‑alone sales to third parties. When sold with non‑software transaction or subscription service arrangements, the arrangement consideration is allocated at the inception of an arrangement to all deliverables using the relative selling price method. The relative selling price method allocates any discount in the arrangement proportionally to each deliverable on the basis of each deliverable’s selling price. The selling price used for each deliverable will be based on VSOE if available, third‑party evidence (TPE) if vendor‑specific objective evidence is not available, or estimated selling price (ESP) if neither vendor‑specific objective evidence nor third‑party evidence is available. The objective of ESP is to determine the price at which the Company would transact a sale if the product or service were sold on a stand‑alone basis. The Company determines ESP by considering multiple factors including, but not limited to, geographies, market conditions, competitive landscape, internal costs, gross margin objectives, and pricing practices. ESP is generally used for offerings that are not typically sold on a stand‑alone basis or for new or highly customized offerings.

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

Service Level Standards

Pursuant to certain contracts, the Company is subject to service level standards and to corresponding penalties for failure to meet those standards. All performance‑related penalties are reflected as a corresponding reduction of the Company’s revenues. These penalties, if applicable, are recorded in the month incurred and were insignificant for the years ended December 31, 2014, 2013 and 2012, respectively.

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Concentration of Credit Risk

The Company’s financial instruments that are exposed to concentration of credit risk consist primarily of cash and cash equivalents, marketable securities and accounts receivable. The Company maintains its cash and cash equivalents at several major financial institutions. The Company has not experienced any realized losses in such accounts and believes it is not exposed to any significant credit risk related to cash, cash equivalents and securities. The Company’s cash equivalents and short‑term marketable securities consist primarily of money market funds, certificates of deposit, commercial paper, and municipal and corporate bonds. The Company believes that concentration of credit risk with respect to accounts receivable is limited because of the creditworthiness of the Company’s major customers.

AT&T and Verizon Wireless in the aggregate accounted for 73%,  66% and 67% of net revenues for 2014, 2013 and 2012, respectively. AT&T and Verizon accounted for 68% and 64% of accounts receivable at December 31, 2014 and 2013, respectively. The loss of either AT&T or Verizon as a customer would have a material negative impact on the Company. The Company believes that if either AT&T or Verizon terminated their relationships with Synchronoss, AT&T and Verizon would encounter substantial costs in replacing Synchronoss’ solutions.

Fair Value of Financial Instruments and Liabilities

The Company includes disclosures of fair value information about financial instruments and liabilities, whether or not recognized on the balance sheet, for which it is practicable to estimate that value. Due to their short‑term nature, the carrying amounts reported in the financial statements approximate the fair value for cash and cash equivalents, marketable securities, accounts receivable and accounts payable.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less at the date of acquisition to be cash equivalents.

Marketable Securities

Marketable securities consist of fixed income investments with a maturity of greater than three months and enhanced money market funds. These investments are classified as available‑for‑sale and are reported at fair value on the Company’s balance sheet. The Company classifies its securities with maturity dates of 12 months or more as long term. Unrealized holding gains and losses are reported within accumulated other comprehensive loss as a separate component of stockholders’ equity. If a decline in the fair value of a marketable security below the Company’s cost basis is determined to be other than temporary, such marketable security is written down to its estimated fair value as a new cost basis and the amount of the write‑down is included in earnings as an impairment charge. The Company has recorded temporary changes in fair value of the marketable securities but has not recorded other‑than‑temporary charges for the periods presented herein.

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

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Property and Equipment

Property and equipment and leasehold improvements are stated at cost, net of accumulated depreciation. Depreciation is computed using the straight‑line method over the estimated useful lives of the assets, which range from 3 to 5 years, or the lesser of the related initial term of the lease or useful life for leasehold improvements. Amortization of property and equipment recorded under a capital lease is included with depreciation expense. Expenditures for routine maintenance and repairs are charged against operations. Major replacements, improvements and additions are capitalized.

In connection with the Company’s ongoing review of the estimated remaining average useful lives of plant, property and equipment, the Company determined that the actual lives of certain data center equipment were longer than the estimated useful lives used for depreciation purposes in the Company’s financial statements. As a result, effective October 1, 2014, the Company changed its estimates of the useful lives of its data center equipment to better reflect the estimated period during which these assets will remain in service and economically viable. The estimated useful lives of the data center equipment that previously averaged three years were increased to five years. The effect of the change in estimate reduced the 2014 depreciation expense by $3.6 million, increased net income by $2.3 million and increased basic and diluted earnings per share by $.06 and $.05, respectively.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of assets acquired, including other definite‑lived intangible assets. Goodwill is not amortized, but reviewed annually for impairment or upon the occurrence of events or changes in circumstances that would more likely than not reduce the fair value of the reporting unit below its carrying amount. There were no impairment charges recognized during the years ended December 31, 2014, 2013 and 2012.

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Intangible assets that do not have indefinite lives (primarily technology and customer relationships) are amortized over their useful lives. All intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company reevaluates the useful life determinations for these intangible assets each year to determine whether events and circumstances warrant a revision in their remaining useful lives.

Impairment of Long‑Lived Assets

A review of long‑lived assets for impairment is performed when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. If an indication of impairment is present, the Company compares the estimated undiscounted future cash flows to be generated by the asset to the asset’s carrying amount. If the undiscounted future cash flows are less than the carrying amount of the asset, the Company records an impairment loss equal to the amount by which the asset’s carrying amount exceeds its fair value. The fair value is determined based on valuation techniques such as a comparison to fair values of similar assets or using a discounted cash flow analysis. There were no impairment charges recognized during the years ended December 31, 2014, 2013 and 2012.

Cost of Services

Cost of services includes all direct materials, direct labor and those indirect costs related to revenues such as indirect labor, materials and supplies and facilities cost, exclusive of depreciation expense.

Research and Development

Research and development costs are expensed as incurred, unless they meet U.S. GAAP criteria for deferral and amortization. Software development costs incurred prior to the establishment of technological feasibility do not meet these criteria, and are expensed as incurred. Amortization of software development costs is computed using the straight‑line method over the estimated useful lives of the assets, 3 and 5 years. As of December 31, 2014, the Company had $6.1 million of unamortized software development costs and $837 thousand of amortization expense which was recognized during 2014. As of December 31, 2013, the Company had $1.8 million of unamortized software development costs and $1.2 million of amortization expense which was recognized during 2013. As of December 31, 2012, the Company had $2.0 million of unamortized software development costs and $1.3 million of amortization expense which was recognized during 2012. Research and development expense consists primarily of costs related to personnel, including salaries and other personnel‑related expenses, consulting fees and the cost of facilities, computer and support services used in service technology development. The Company also expenses costs relating to developing modifications and minor enhancements of its existing technology and services.

Income Taxes

Since the Company conducts operations on a global basis, its effective tax rate has and will depend upon the geographic distribution of its pre‑tax earnings among locations with varying tax rates. The Company accounts for the effects of income taxes that result from its activities during the current and preceding years. Under this method, deferred income tax liabilities and assets are based on the difference between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse or be utilized. The realization of deferred tax assets is contingent upon the generation of future taxable income. A valuation allowance is recorded if it is “more likely than not” that a portion or all of a deferred tax asset will not be realized.

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in tables in thousands, except for per share data or unless otherwise noted)

In evaluating the Company’s ability to recover their deferred tax assets within the jurisdiction from which they arise, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies, and results of recent operations. In projecting future taxable income, the Company begins with historical results adjusted for the results of discontinued operations and incorporates assumptions about the amount of future state, federal, and foreign pretax operating income adjusted for items that do not have tax consequences. The assumptions about future taxable income require significant judgment and are consistent with the plans and estimates the Company is using to manage the underlying businesses. In evaluating the objective evidence that historical results provide, the Company considers three years of cumulative operating income (loss).

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not to be sustained upon examination based on the technical merits of the position. The amount of the accrual for which an exposure exists is measured by determining the amount that has a greater than 50 percent likelihood of being realized upon the settlement of the position. Components of the reserve are classified as a current or a long‑term liability in the consolidated balance sheets based on when the Company expects each of the items to be settled. The Company records interest and penalties accrued in relation to uncertain tax benefits as a component of interest expense. The Company expects that the amount of unrecognized tax benefits will change during 2014; however, the Company does not expect the change to have a significant impact on its results of operations or financial position.

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

The Company’s policy has been to leave its cumulative unremitted foreign earnings invested indefinitely outside the United States, and the Company intends to continue this policy. As such, taxes have not been provided on any of the remaining accumulated foreign unremitted earnings. If the cumulative unremitted foreign earnings exceed the amount the Company intends to reinvest in foreign countries in the future, the Company would provide for taxes on such excess amount.

Foreign Currency

Prior to the third quarter of 2013, several of the Company’s subsidiaries that operate outside the U.S. used the U.S. dollar as the functional currency. Effective July 1, 2013, the Company changed the functional currencies of those subsidiaries that operate outside the U.S. to their local currency. This change was the result of a change in the Company’s international operations and economic strategies driven by the implementation of a global financial system that has allowed the Company’s foreign operations to become self‑contained and integrated within their resident countries and to the local currency.

The functional currency is translated into U.S. dollars for balance sheet accounts using the month end rates in effect as of the balance sheet date and average exchange rate for revenue and expense accounts for each respective period. The translation adjustments are deferred as a separate component of stockholders’ equity within accumulated other comprehensive income. Gains or losses resulting from transactions denominated in foreign currencies are included in other income or expense, within the consolidated statements of income. The effects of the change in functional currency were not material to the Company’s consolidated financial statements for all years presented.

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Comprehensive Income

Reporting on comprehensive income requires components of other comprehensive income, including unrealized gains or losses on available‑for‑sale securities, to be included as part of total comprehensive income. Comprehensive income is comprised of net income, translation adjustments and unrealized gains and losses on available‑for‑sale securities. The components of comprehensive income are included in the statements of comprehensive income.

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

The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net income attributable to common stockholders per common share. Stock options that are anti‑dilutive and excluded from the following table totaled 1.1 million,  1.4 million and 1.8 million for the years ended December 31, 2014, 2013 and 2012, respectively.

	Year Ended December 31,
	2014	2013	2012
Numerator:
Net income attributable to common stockholders	$38,895	$23,351	$27,083
Income effect for interest on convertible debt, net of tax	754	—	—
Net income applicable to shares of common stock for earnings per share	$39,649	$23,351	$27,083
Denominator:
Weighted-average common shares outstanding — basic	40,418	38,891	38,195
Dilutive effect of:
Shares from assumed conversion of convertible debt	1,682	—	—
Options and unvested restricted shares	1,197	1,118	931
Weighted-average common shares outstanding — diluted	43,297	40,009	39,126

Stock‑Based Compensation

As of December 31, 2014, the Company maintains three stock‑based compensation plans. The Company utilizes the Black‑Scholes pricing model to determine the fair value of stock options on the dates of grant. Restricted stock awards are measured based on the fair market values of the underlying stock on the dates of grant, unless the awards are subject to market conditions, in which case the Company uses a binomial‑lattice model (e.g., Monte Carlo simulation model). The Monte Carlo simulation model utilizes multiple input variables to estimate the probability that market conditions

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in tables in thousands, except for per share data or unless otherwise noted)

will be achieved. The Company recognizes stock‑based compensation over the requisite service period with an offsetting credit to additional paid‑in capital.

For the Company’s performance restricted stock awards the Company estimates the number of shares the recipient is to receive by applying a probability of achieving the performance goals. The actual number of shares the recipient receives is determined at the end of the annual performance period based on the results achieved versus goals based on its annual performance targets, such as operating income. Once the number of awards is determined, the compensation cost is fixed and continues to be recognized using the accelerated attribution recognition over the requisite service period for each vesting tranche.

The Company classifies benefits of tax deductions in excess of the compensation cost recognized (excess tax benefits) as a financing cash inflow with a corresponding operating cash outflow. The Company included $1.2 million, $3.0 million and $6.9 million of excess tax benefits as a financing cash inflow for the years ended December 31, 2014, 2013 and 2012, respectively.

Impact of Recently Issued Accounting Standards

In November 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-17 Business Combinations (Topic 805), Pushdown Accounting. The amendment provides that acquired entities have the option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of an acquired entity. The acquired entity will have the option to elect to apply pushdown accounting in a subsequent reporting period and would be treated as a change in accounting principle. Additional disclosures are required to enable the users of the financial statements to evaluate the effect of pushdown accounting. The standard was adopted on November 18, 2014 and did not have an impact on the Company’s current period consolidated financial statements and related disclosures.

In August 2014, the FASB issued ASU 2014-15 Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.  Management of public and private companies will be required to evaluate whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued (or available to be issued when applicable) and, if so, disclose that fact. Management will be required to make this evaluation for both annual and interim reporting periods, if applicable. The standard is effective for annual periods ending after December 15, 2016 and interim periods ending after December 15, 2016. Early adoption is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The Company does not expect adoption of this ASU to significantly impact its consolidated financial statements.

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

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Segment and Geographic Information

The Company’s chief operating decision‑maker is the Chief Executive Officer, who reviews financial information presented on a consolidated basis for purposes of making operating decisions, assessing financial performance and allocating resources. Accordingly, the Company has determined that it currently operates in one business segment: providing cloud solutions and software‑based activation for connected devices globally. The Company is not organized by market and is managed and operated as one business. A single management team reports to the chief operating decision maker who comprehensively manages the entire business. The Company does not operate any separate lines of business or separate business entities with respect to its services. Accordingly, the Company does not accumulate a complete set of discrete financial information with respect to separate service lines and does not have separately reportable segments. Although the Company operates in North America, Europe and Asia‑Pacific a majority of the Company’s revenue and long lived assets are in the U.S.

Revenues by geography are based on the billing addresses of the Company’s customers. The following tables set forth revenues and property and equipment, net by geographic area:

	Year Ended December 31,
	2014	2013	2012
Revenues
Domestic	$405,235	$309,322	$252,292
Foreign	52,079	39,725	21,400
Total	$457,314	$349,047	$273,692

	December 31,
	2014	2013
Property and equipment, net:
Domestic	$141,944	$96,558
Foreign	9,227	9,548
Total	$151,171	$106,106

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in tables in thousands, except for per share data or unless otherwise noted)

3. Acquisition

Voxmobili SA (“Vox”)

On July 11, 2014, the Company acquired all outstanding shares of Vox, a French company, for $25.1 million, net of cash acquired and liabilities assumed, subject to certain working capital adjustments. The Company believes that this acquisition will further enable its position as the leading provider of personal cloud solutions to the world’s largest mobile operators.

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

The Company accounted for this business combination by applying the acquisition method and accordingly, the purchase price was allocated to the tangible assets acquired and liabilities assumed based upon their fair values as of the acquisition date. The excess of the purchase price over the net tangible assets and liabilities, approximately $372 thousand, was recorded as goodwill, which represents the assembled workforce acquired, with the remaining preliminary purchase price attributed to technology and customer relationships. The goodwill is not tax deductible.

Digi-Data Corporation (“Digi-Data”)

On May 12, 2014, the Company acquired certain assets and workforce from Digi-Data, a U.S. company, for total consideration of $6.3 million. The Company believes that the assets and workforce acquired from Digi-Data will expedite the Company’s integration of broadband technologies into the Company’s wireless cloud offerings.

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in tables in thousands, except for per share data or unless otherwise noted)

The Company accounted for this business combination by applying the acquisition method and accordingly, the purchase price was allocated to the tangible assets acquired and liabilities assumed based upon their fair values as of the acquisition date. The excess of the purchase price over the net tangible assets and liabilities, approximately $3.1 million, was recorded as goodwill, which is not tax deductible, with the remaining preliminary purchase price attributed to technology and customer relationships.

Strumsoft, Inc. ("Strumsoft")

On November 6, 2013, the Company acquired 100% of the capital stock of Strumsoft (USA), Inc., a California corporation and Strumsoft (India) Pvt. Ltd., an India company for total cash consideration of $11.0 million and issued approximately 33 thousand shares of the Company's Common Stock. The total cash consideration was comprised of $10.2 million for the purchase of all the shares of Strumsoft and $774 thousand for the estimated surplus working capital on the date of purchase. The 33 thousand shares of the Company's Common Stock were valued at approximately $1.1 million based on the Company's November 6, 2013 closing stock price per shares. In addition, the Company may make payments ("Strumsoft Earn-out") totaling up to approximately $6.0 million based on the ability to achieve a range of business objectives for the period from January 1, 2014 through December 31, 2014. The maximum that could be paid to existing employees of Strumsoft is $2.0 million and actual amounts will be recorded as compensation expense over the service period. Strumsoft is engaged in the business of providing consultancy services for software development and data processing.

The Company believes that Strumsoft will help strengthen its user design and messaging development and augment the Company's cloud services offerings and mobile development. In addition, the acquisition of Strumsoft is expected to help increase the Company's penetration of its domestic customer base.

As of December 31, 2014 all of the business objectives for the Strumsoft Earn-out have been met and accordingly the Company recorded $8 million on the balance sheet related to the Strumsoft Earn-out. The $8 million was subsequently paid on February 20, 2015.

The following table summarizes the estimated fair values of the assets and liabilities assumed at the acquisition date:

	Purchase Price
	Allocation
Cash and cash equivalents	$4,284
Accounts receivable	115
Prepaid expenses and other assets	129
Intangible assets:		Wtd. Avg.
Tradename	102	2 years
Order Backlog	918	2 months
Customer Relationship	3,663	3 years
Property and equipment	62
Goodwill	12,381
Total assets acquired	21,654
Accounts payable and accrued liabilities	3,603
Deferred tax liability	1,746
Net assets acquired	$16,305

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in tables in thousands, except for per share data or unless otherwise noted)

The goodwill recorded in connection with this acquisition is based on (i) the expertise in cloud computing held by key leaders of Strumsoft, and (ii) intangible assets that do not qualify for separate recognition such as Strumsoft's assembled workforce. The goodwill acquired will not be deductible for tax purposes. The results of Strumsoft's operations have been included in the consolidated financial statements since the acquisition date. Pro forma results of operations for the acquisition have not been presented because the effects of the acquisition were not material to the Company's prior financial statements.

Acquisition‑related Costs

Acquisition‑related costs recognized during the years ended December 31, 2014, 2013 and 2012 including transaction costs such as employee retention, legal, accounting, valuation and other professional services, were $2.5 million,  $1.7 million, and $2.9 million respectively.

 4. Fair Value Measurements of Assets and Liabilities

The Company classifies marketable securities as available‑for‑sale. The fair value hierarchy established in the guidance adopted by the Company prioritizes the inputs used in valuation techniques into three levels as follows:

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

The following is a summary of assets and liabilities held by the Company and their related classifications under the fair value hierarchy at December 31, 2014 and 2013:

	December 31,
	2014	2013
Level 1 (A)	$241,364	$68,911
Level 2 (B)	49,013	8,694
Level 3 (C)	(8,022)	(4,490)
Total	$282,355	$73,115

(A)	Level 1 assets include money market funds and enhanced income money market funds which are classified as cash equivalents and marketable securities, respectively.
(B)	Level 2 assets include certificates of deposit, municipal bonds, commercial papers and corporate bonds which are classified as marketable securities.
(C)	Level 3 liabilities include the contingent consideration obligation.

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in tables in thousands, except for per share data or unless otherwise noted)

The Company utilizes the market approach to measure fair value for its financial assets. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets. The Company’s marketable securities investments classified as Level 2 primarily utilize broker quotes in a non‑active market for valuation of these securities. No transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy occurred during the year ended December 31, 2014.

The aggregate fair value of available for sale securities and aggregate amount of unrealized gains and losses for available for sale securities at December 31, 2014 were as follows:

		Aggregate
		Amount
	Aggregate	of Unrealized
	Fair Value	Gains	Losses
Due in one year or less	$51,097	$10	$(72)
Due after one year, less than five years	3,313	2	(3)
	$54,410	$12	$(75)

The aggregate fair value of available for sale securities and aggregate amount of unrealized gains and losses for available for sale securities at December 31, 2013 were as follows:

		Aggregate
		Amount
	Aggregate	of Unrealized
	Fair Value	Gains	Losses
Due in one year or less	$9,105	$5	$(32)
Due after one year, less than five years	4,988	11	(2)
	$14,093	$16	$(34)

Unrealized gains and losses are reported as a component of accumulated other comprehensive loss in stockholders’ equity. The net unrealized (loss) gain net of tax was ($166) thousand and $2 thousand as of December 31, 2014 and 2013, respectively. There were no sales of marketable securities during the years ended December 31, 2014 and 2013. The cost of securities sold is based on the specific identification method. The Company evaluates investments with unrealized losses to determine if the losses are other than temporary. The Company has determined that the gross unrealized losses at December 31, 2014 and 2013 are temporary. In making this determination, the Company considered the financial condition, credit ratings and near‑term prospects of the issuers, the underlying collateral of the investments, and the magnitude of the losses as compared to the cost and the length of time the investments have been in an unrealized loss position. Additionally, while the Company classifies the securities as available for sale, the Company does not currently intend to sell such investments and it is more likely than not to recover the carrying value prior to being required to sell such investments.

The Company determined the fair value of the contingent consideration obligation based on a probability‑weighted income approach derived from quarterly revenue estimates and a probability assessment with respect to the likelihood of achieving the various performance criteria. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement. The significant unobservable inputs used in the fair value measurement of the Company’s contingent consideration obligation are the probabilities of achieving certain financial targets and contractual milestones. Significant increases (decreases) in any of those probabilities in isolation may result in a higher (lower) fair value measurement. No changes in valuation techniques occurred during the year ended December 31, 2014. During the year ended December 31, 2014, the Company recognized a $1.8 million increase of the

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in tables in thousands, except for per share data or unless otherwise noted)

contingent consideration obligation driven by the achievement of the quarterly and annual Strumsoft Inc. (“Strumsoft”) revenue milestones.

The changes in fair value of the Company’s Level 3 contingent consideration obligation during the year ended December 31, 2014 were as follows:

Level 3
Balance at December 31, 2013	$4,490
Fair value adjustment to contingent consideration obligation included in net income	1,799
Earn-out compensation due to Strumsoft employees	1,733
Balance at December 31, 2014	$8,022

5. Property and Equipment

Property and equipment consist of the following:

	December 31,
	2014	2013

Computer hardware	$134,328	$70,501
Computer software	28,661	22,640
Construction in-progress	37,989	30,440
Furniture and fixtures	3,669	3,579
Building	8,808	8,808
Leasehold improvements	11,533	10,250
	224,988	146,218
Less: Accumulated depreciation	(73,817)	(40,112)
	$151,171	$106,106

Depreciation expense was approximately $36.1 million, $24.6 million, and $14.5 million for 2014,  2013, and 2012, respectively. Amortization of property and equipment recorded under a capital lease is included with depreciation expense.

6. Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2014	2013

Accrued compensation and benefits	$23,480	$12,868
Accrued third party processing fees	—	5,284
Accrued accounting fees	1,362	1,296
Accrued consulting fees	5,169	1,263
Accrued acquisition costs	—	40
Accrued other	8,791	14,520
Accrued income tax payable	3,855	2,648
	$42,657	$37,919

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in tables in thousands, except for per share data or unless otherwise noted)

7. Capital Structure

As of December 31, 2014, the Company’s authorized capital stock was 110 million shares of stock with a par value of $0.0001, of which 100 million shares were designated as common stock and 10 million shares were designated as preferred stock.

Common Stock

Each holder of common stock is entitled to vote on all matters and is entitled to one vote for each share held. Dividends on common stock will be paid when, and if, declared by the Company’s Board of Directors. No dividends have ever been declared or paid by the Company.

Preferred Stock

There are no shares of preferred stock outstanding as of December 31, 2014 or 2013. The Board of Directors is authorized to issue preferred shares and has the discretion to determine the rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences of preferred stock.

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

8. Stock Plans

As of December 31, 2014, the Company maintains three stock based incentive plans, the 2000 Stock Plan (the “2000 Plan”), the 2006 Equity Incentive Plan (the “2006 Plan”) and the 2010 New Hire Equity Incentive Plan (the “2010 Plan”) collectively, (the “Plans”). The Company reserved for issuance 5.1 million shares of common stock under the 2000 Plan, 13.0 million shares under the 2006 Plan, and 0 shares under the 2010 Plan.  The Company’s Board of Directors administers the Plans and is responsible for determining the individuals to be granted options or shares, the number of options or shares each individual will receive, the price per share and the exercise period of each option. As of December 31, 2014, there were 1.9 million shares available for grant or award under the Company’s Plans.

Under the 2000 Plan, the Company has the ability to provide employees, outside directors and consultants an opportunity to acquire a proprietary interest in the success of the Company or to increase such interest by receiving options or purchasing shares of the Company’s stock at a price not less than the fair market value at the date of grant for incentive stock options and a price not less than 30% of the fair market value at the date of grant for non‑qualified options.

Under the 2006 Plan and 2010 Plan, the Company may grant to its employees, outside directors and consultants awards in the form of incentive stock options, non‑qualified stock options, shares of restricted stock, stock units, or stock appreciation rights.

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in tables in thousands, except for per share data or unless otherwise noted)

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

Restricted stock awards under the Company’s 2006 Plan generally vest 25% of the applicable shares on the first anniversary of the date of grant and thereafter an additional 1/16th for each three months of continuous service.

Performance stock awards under the Company’s 2006 Plan generally vest with respect to the first 1/3rd of the applicable shares on the date that the goals under the performance stock awards are achieved and thereafter an additional 1/3rd for each year of continuous service.

Stock Options

The Company utilizes the Black‑Scholes option pricing model for determining the estimated fair value for stock option awards. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Expected volatility was calculated based on a weighted‑average of the Company’s historical stock information. The average expected life was determined using the Company’s historical data. The risk‑free interest rate is based on U.S. Treasury zero‑coupon issues with a remaining term equal to the expected life assumed at the date of grant. The Company has never declared or paid cash dividends on its common or preferred equity and does not anticipate paying any cash dividends in the foreseeable future. Forfeitures are estimated based on voluntary termination behavior, as well as a historical analysis of actual option forfeitures. The weighted‑average assumptions used in the Black‑Scholes option pricing model are as follows:

	December 31,
	2014	2013	2012
Expected stock price volatility	57%	66%	68%
Risk-free interest rate	1.43%	0.87%	0.80%
Expected life of options (in years)	4.2	4.5	4.8
Expected dividend yield	0%	0%	0%

The weighted‑average fair value (as of the date of grant) of the options granted during the year ended December 31, 2014,  2013 and 2012 was $14.67,  $15.79 and $13.47, respectively.

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in tables in thousands, except for per share data or unless otherwise noted)

The following table summarizes information about stock options outstanding.

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
Options	Options	Exercise Price	Term (Years)	Value
Outstanding at December 31, 2013	3,315	$23.97
Options Granted	815	31.85
Options Exercised	(1,223)	24.53
Options Cancelled	(140)	28.89
Outstanding at December 31, 2014	2,767	$25.81	4.34	$44,479
Vested or expected to vest at December 31, 2014	2,578	$25.40	4.24	$42,479
Exercisable at December 31, 2014	1,473	$21.38	3.29	$30,172

As of December 31, 2014 and 2013, the weighted‑average remaining contractual life of outstanding options was approximately 4.3 and 4.3 years, respectively. The total intrinsic value for stock options exercised in 2014,  2013, and 2012 was approximately $19.0 million,  $17.9 million, and $9.5 million, respectively. As of December 31, 2014 and 2013, the weighted‑average remaining contractual life of exercisable options was approximately 3.3 and 3.5 years, respectively. The amount of cash received from the exercise of stock options was approximately $30.0 million in 2014. For the years ended December 31, 2014,  2013 and 2012 the total fair value of vested options was approximately $23.5 million,  $11.9 million and $13.6 million, respectively. As of December 31, 2014,  2013 and 2012 the weighted‑average fair value (as of the date of grant) of the unvested options was $13.23,  $13.08 and $11.45, respectively. During the year ended December 31, 2014 the weighted‑average fair value (as of the date of grant) of options granted, vested and forfeited was $14.67,  $14.87 and $14.78, respectively.

Awards of Restricted Stock and Performance Stock

A summary of the Company’s unvested restricted stock activity and the balance at December 31, 2014, is presented below:

Non-Vested Restricted Stock	Number of Awards	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2013	1,120	$28.95
Granted	908	$32.09
Vested	(542)	$28.37
Forfeited	(144)	$28.84
Non-vested at December 31, 2014	1,342	$31.24

Restricted stock awards are granted subject to other service conditions (“restricted stock”) or service and performance conditions (“performance-based awards”).  Restricted stock and performance-based awards are measured at the closing stock price at the date of grant and are recognized straight line over the requisite service period. During 2014, the Company issued approximately 219 thousand shares of restricted stock related to the 2013 performance share grant. For certain executives, the 2013 and 2012 performance share grants also contained a market condition that adjusted the number of performance shares otherwise earned based on relative performance of the Company’s common stock.

During the years ended December 31, 2014,  2013 and 2012, the Company recorded total pre‑tax stock‑based compensation expense of $29.0 million ($19.0 million after tax or $0.44 per diluted share), $25.2 million  ($16.8 million after tax or $0.42 per diluted share), and $20.4 million  ($12.9 million after tax or $0.33 per diluted share), respectively,

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in tables in thousands, except for per share data or unless otherwise noted)

which includes the fair value for equity awards issued after January 1, 2006. The total stock‑based compensation cost related to unvested equity awards not yet recognized as an expense as of December 31, 2014 was approximately $41.0 million. That cost is expected to be recognized over a weighted‑average period of approximately 2.64 years.

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

The expected life of ESPP shares is the average of the remaining purchase period under each offering period. The weighted‑average assumptions used to value employee stock purchase rights during December 31, 2014 were as follows:

	Year Ended
	December 31,
	2014	2013
Expected stock price volatility	52%	65%
Risk-free interest rate	0.60%	1.04%
Expected life of ESPP shares (in years)	0.5	0.5
Expected dividend yield	0%	0%

During the years ended December 31, 2014 and 2013, the Company recorded $642 thousand and $640 thousand, respectively, of compensation expense related to the ESPP. During the years ended December 31, 2014,  2013 and 2012, the Company sold a total of 60 thousand,  66 thousand and 33 thousand shares, respectively, of its Treasury Stock pursuant to purchases under its ESPP Plan. Cash received from purchases through the ESPP Plan during the years ended December 31, 2014,  2013 and 2012, was approximately $1.7 million,  $1.5 million and $612 thousand respectively, and is included within the financing activities section of the consolidated statements of cash flows. The total unrecognized compensation expense related to the ESPP as of December 31, 2014 was approximately $78 thousand, which is expected to be recognized over the remainder of the offering period.

Treasury Stock

On May 8, 2012, the Company’s Board of Directors authorized a stock repurchase program to purchase up to $25 million of the Company’s outstanding Common Stock. The duration of the repurchase program was twelve months. Under the program, the Company was able to purchase shares of its Common Stock in the open market, through block trades or otherwise at prices deemed appropriate by the Company. The timing and amount of repurchase transactions under the program depended on available working capital. The Company classifies Common Stock repurchased as Treasury Stock on its balance sheet. The Company repurchased all eligible shares to be repurchased under the stock repurchase plan in 2012. There were no repurchases of Common Stock under the stock repurchase program for the year ended December 31, 2014 and 2013.

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in tables in thousands, except for per share data or unless otherwise noted)

9. 401(k) Plan

The Company has a 401(k) plan (the “Plan”) covering all eligible employees. The Plan allows for a discretionary employer match. The Company incurred and expensed $2.0 million,  $1.5 million, and $1.3 million for the years ended December 31, 2014,  2013 and 2012, respectively, in Plan match contributions.

10. Income Taxes

The components of income before income taxes are as follows:

	Year Ended December 31,
	2014	2013	2012
Domestic	$52,850	$30,437	$40,680
Foreign	7,724	4,142	1,984
Total	$60,574	$34,579	$42,664

The components of income tax (expense) benefit are as follows:

	Year Ended December 31,
	2014	2013	2012
Current:
Federal	$(8,673)	$(3,709)	$(10,544)
State	(2,463)	(2,661)	(2,409)
Foreign	(2,505)	(3,076)	(1,076)
Deferred:
Federal	(10,437)	(3,447)	(1,809)
State	(1,301)	(1,324)	(227)
Foreign	3,700	2,989	484
Income tax expense	$(21,679)	$(11,228)	$(15,581)

Reconciliations of the statutory tax rates and the effective tax rates for the years ended December 31, 2014,  2013 and 2012 are as follows:

	Year Ended December 31,
	2014	2013	2012
Statutory rate	35%	35%	35%
State taxes, net of federal benefit	4%	7%	4%
Effect of rates different than statutory	(4)%	—%	(1)%
Non-deductible stock based compensation	—%	3%	1%
Other permanent adjustments	1%	1%	1%
Fair market value adjustment on Earn-out	1%	(6)%	(5)%
Research and development credit	(2)%	(5)%	(1)%
Subpart F income	2%	—%	—%
Change in valuation allowance	—%	(2)%	—%
Other	(1)%	(1)%	3%
Net	36%	32%	37%

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2014	2013
Deferred tax assets:
Accrued liabilities	$23	$212
Deferred revenue	213	3,555
Bad debts reserve	121	789
Deferred compensation	11,308	12,891
Federal net operating loss carry forwards	20,089	21,139
State net operating loss carry forwards	2,120	2,568
Foreign net operating loss carry forwards	7,800	9,202
Deferred rent	552	532
Capital loss carry forward	98	115
Other	2,818	1,020
Total deferred tax assets	$45,142	$52,023

Deferred tax liabilities:
Intangible assets	$(26,481)	$(29,536)
Fixed assets	(17,099)	(10,848)
Total deferred tax liabilities	(43,580)	(40,384)
Less: valuation allowance	(2,553)	(2,803)
Net deferred income tax (liabilities) assets	$(991)	$8,836

The following table indicates where net deferred income taxes have been classified on the Balance Sheet:

	December 31,
	2014	2013
Current deferred tax assets	$1,475	$4,728
Less: Valuation allowance	—	(102)
Net current deferred tax assets	1,475	4,626
Non-current deferred tax assets	3,785	6,911
Less: Valuation allowance	(2,553)	(2,701)
Net non-current deferred tax assets	1,232	4,210
Net Deferred Tax Assets	$2,707	$8,836

Non-current deferred tax liability	$3,698	$—

As of December 31, 2014,  the Company has federal and state income tax net operating loss (NOL) carryforwards of $57.4 million and $46.0 million, which will expire at various dates from 2015 through 2034. Such NOL carryforwards expire as follows:

2015-2019	$8,221
2020-2024	29,908
2025-2032	65,250
$103,379

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in tables in thousands, except for per share data or unless otherwise noted)

In evaluating the Company’s ability to recover its deferred tax assets within the jurisdiction from which they arise, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies, and results of recent operations. In projecting future taxable income, the Company begins with historical results and incorporates assumptions including the amount of future state, federal and foreign pretax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax-planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we are using to manage the underlying businesses.

The foreign NOL carryforwards in the income tax returns filed included unrecognized tax benefits taken in prior years. The NOLs for which a deferred tax asset is recognized for financial statement purposes in accordance with ASC 740 are presented net of these unrecognized tax benefits.

In connection with purchase accounting for the acquisition of Spatialinfo, Inc. the Company recorded deferred revenue for the fair value of their assumed future performance obligations.  However, this income was previously recognized on the tax return of the previous owner. Accordingly, the Company had set up a net deferred tax asset of $4.4 million for this income less the related expenditures to perform services to produce this income. In evaluating the ability to recover these deferred tax assets the Company considered that there is no carry back potential and no viable tax-planning strategies for recognition of these deferred tax assets. Such objective evidence limits the ability to consider other subjective evidence such as our projections for future growth. On the basis of this, as of December 31, 2014, a valuation allowance of $2.5 million has been recorded to place a full valuation allowance on all deferred tax assets within Spatial U.S.

In January 2013, the Income Tax Department of India closed the 2009 income tax examination of the Company’s wholly‑owned subsidiary, Synchronoss Technologies India, without changes. Examinations of 2010 and 2011 are in progress. The Company believes the result of these audits will not have a material effect on its financial position or results of operations.

The Company is currently under income tax examinations in New York and New Jersey but does not believe that the results of these audits will have a material effect on its financial position or results of operations.

The Company has provided taxes for $3.3 million of royalty fees paid to its Ireland subsidiary as Subpart F income subject to US tax in 2014. The Company has not provided taxes for the remaining $32.9 million of undistributed earnings of its foreign subsidiaries which the Company plans to reinvest indefinitely outside of the United States. Should the Company decide to repatriate the foreign earnings, it would need to adjust its income tax provision in the period it determined that the earnings will no longer be indefinitely invested outside the United States. Due to the timing and circumstances of repatriation of such earnings, if any, it is not practicable to determine the unrecognized deferred tax liability relating to such amounts

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in tables in thousands, except for per share data or unless otherwise noted)

A reconciliation of the amounts of unrecognized tax benefits excluding interest are as follows:

Unrecognized tax benefit at December 31, 2011	$503
Increases for tax positions taken during prior year	141
Reduction due to lapse of applicable statute of limitations	(158)
Increases for tax positions of current period	25
Unrecognized tax benefit at December 31, 2012	511
Decreases for tax positions taken during prior year	(5)
Reduction due to lapse of applicable statute of limitations	(66)
Increases for tax positions of current period	268
Unrecognized tax benefit at December 31, 2013	708
Decreases for tax positions taken during prior year	(218)
Reduction due to lapse of applicable statute of limitations	(11)
Increases for tax positions of current period	651
Unrecognized tax benefit at December 31, 2014	$1,130

The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in interest expense. The liability for unrecognized tax benefits excludes accrued interest of $24 thousand, $25 thousand and $18 thousand as of the years ended December 31, 2014, 2013 and 2012,  respectively. The Company believes that it is reasonably possible that approximately $72 thousand of its currently unrecognized tax benefits related to research and development credits, which are individually insignificant, may be recognized by the end of 2015 as a result of a lapse of the statute of limitations.

11. Commitments and Contingencies

Leases

The Company leases office space, automobiles and office equipment under non‑ cancellable lease agreements, which expire through December 2029. Aggregate annual future minimum lease payments under these non‑cancellable leases are as follows:

Year Ending December 31:
2015	$39,100
2016	31,294
2017	22,549
2018	12,790
2019 and thereafter	41,403
$147,136

Rent expense for the years ended December 31, 2014,  2013 and 2012 was $8.0 million,  $6.7 million and $5.7 million respectively.

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in tables in thousands, except for per share data or unless otherwise noted)

12. Goodwill and Intangibles

Goodwill

The following table shows the adjustments to goodwill during 2014 and 2013:

Balance at December 31, 2012	$127,322
Acquisitions	12,381
Reclassifications, adjustments and other	(1,960)
Balance at December 31, 2013	$137,743
Acquisitions	20,624
Reclassifications, adjustments and other	(1,287)
Translation adjustments	(9,945)
Balance at December 31, 2014	$147,135

The reclassification, adjustment and other of $1.3 million for the year 2014 is primarily related to an increase in the Company’s deferred taxes in connection with a foreign tax election. The reclassifications, adjustment and other of $2.0 million for the year 2013 is primarily related to purchase accounting adjustments to the Spatial acquisition and to deferred taxes as a result of changes to acquired tax attributes.

The Company performs an impairment study of the Company’s goodwill annually. There were no impairment charges recognized during the years ended December 31, 2014 and 2013.

Other Intangible Assets

The Company’s intangible assets with definite lives consist primarily of trade names, technology, and customer lists and relationships. These intangible assets are being amortized on the straight‑line method over the estimated useful lives of the assets. Amortization expense related to currently existing intangible assets for the years ended December 31, 2014,  2013 and 2012 was $19.8 million,  $16.1 million and $8.7 million, respectively.

The Company’s intangible assets consist of the following:

	Weighted	December 31, 2014
	Average		Accumulated
	Life	Cost	Amortization	Net

Trade name	4	$1,589	$(1,324)	$265
Technology	7	71,155	(28,484)	42,671
Customer lists and relationships	9	74,601	(25,283)	49,318
Capitalized software and patents	—	9,346	(2,111)	7,235
Order Backlog	—	918	(918)	—
		$157,609	$(58,120)	$99,489

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in tables in thousands, except for per share data or unless otherwise noted)

	Weighted	December 31, 2013
	Average		Accumulated
	Life	Cost	Amortization	Net

Trade name	4	$1,589	$(780)	$809
Technology	8	65,280	(15,328)	49,952
Customer lists and relationships	11	61,161	(12,321)	48,840
Capitalized software and patents	—	3,634	(1,272)	2,362
Order Backlog	—	918	(918)	—
		$132,582	$(30,619)	$101,963

Estimated annual amortization expense of its intangible assets for the next five years is as follows:

Year ended December 31:
2015	$20,850
2016	19,918
2017	17,526
2018	14,591
2019	10,360

13. Restructuring Charges

In January 2013, the Company initiated a work-force reduction of approximately 10 percent as part of a corporate restructuring, with reductions occurring across all levels and departments within the Company.  This measure was intended to reduce costs and to align the Company’s resources with its key strategic priorities.  Additionally, in relation to the work-force reduction, the Company initiated a facilities consolidation, beginning the process of closing one of its leased locations in Seattle, WA.  The Company did not record any additional restructuring charges during the year ended December 31, 2014.  At December 31, 2014, there were no unpaid restructuring charges classified under accrued expenses on the balance sheet.

A summary of the Company’s restructuring accrual at December 31, 2013, and changes during the year ended December 31, 2014, is presented below:

	Balance at				Balance at
	December 31, 2013	Charges	Payments	Adjustments	December 31, 2014
Facilities consolidation	$128	$—	$(128)	$—	$—
Total	$128	$—	$(128)	$—	$—

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in tables in thousands, except for per share data or unless otherwise noted)

14. Accumulated Other Comprehensive Income

The changes in accumulated other comprehensive income during the year ended December 31, 2014, are as follows, net of tax:

		Unrealized	Net Gain (Loss)
		Holding Gains on	on Intra-Entity
	Foreign	Available-for-Sale	Foreign Currency
	Currency	Securities	Transactions	Total
Balance at December 31, 2013	$(4,131)	$(11)	$3,419	$(723)
Other comprehensive loss before reclassifications	(12,849)	(166)	(2,857)	(15,872)
Amounts reclassified from accumulated other comprehensive loss	—	—	(3,419)	(3,419)
Total other comprehensive loss	(12,849)	(166)	(6,276)	(19,291)
Balance at December 31, 2014	$(16,980)	$(177)	$(2,857)	$(20,014)

The changes in accumulated other comprehensive income during the year ended December 31, 2013, are as follows, net of tax:

		Unrealized	Net Gain (Loss)
		Holding Gains on	on Intra-Entity
	Foreign	Available-for-Sale	Foreign Currency
	Currency	Securities	Transactions	Total
Balance at December 31, 2012	$(352)	$(13)	$—	$(365)
Other comprehensive gain (loss) before reclassifications	(3,779)	2	3,419	(358)
Amounts reclassified from accumulated other comprehensive income	—	—	—	—
Total other comprehensive loss	(3,779)	2	3,419	(358)
Balance at December 31, 2013	$(4,131)	$(11)	$3,419	$(723)

15. Debt

Credit Facility

In September 2013, the Company entered into a Credit Agreement (the “Credit Facility”) with JP Morgan Chase Bank, N.A., as the administrative agent, Wells Fargo Bank, National Association, as the syndication agent and Capital One, National Association and KeyBank National Association, as co-documentation agents. The Credit Facility, which can be used for general corporate purposes, is a $100 million unsecured revolving line of credit that matures on September 27, 2018. The Company pays a commitment fee of 25 basis points on the unused balance of the revolving credit facility. Commitment fees totaled $215 thousand during the year ended December 31, 2014. Synchronoss has the right to request an increase in the aggregate principal amount of the Credit Facility to $150 million.

On July 2, 2014, the Company borrowed $40 million under the Credit Facility to fund acquisitions and capital asset purchases. Interest on the borrowing was based upon LIBOR plus a 175 basis point margin.

On September 4, 2014, the Company repaid the full amount borrowed under the Credit Facility plus interest of approximately $136 thousand.

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in tables in thousands, except for per share data or unless otherwise noted)

The Credit Facility is subject to certain financial covenants. As of December 31, 2014, the Company was in compliance with all required covenants and there were no outstanding balances on the Credit Facility.

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

Holders of the 2019 Notes, who convert their notes in connection with a qualifying fundamental change, as defined in the related indenture, may be entitled to a make-whole premium in the form of an increase in the conversion rate. Additionally, following the occurrence of a fundamental change, holders may require that the Company repurchase some or all of the 2019 Notes for cash at a repurchase price equal to 100% of the principal amount of the 2019 Notes being repurchased, plus accrued and unpaid interest, if any. As of December 31, 2014, none of these conditions existed with respect to the 2019 Notes and as a result, the 2019 Notes are classified as long term.

The 2019 Notes are the Company’s direct senior unsecured obligations and rank equal in right of payment to all of the Company’s existing and future unsecured and unsubordinated indebtedness.

At December 31, 2014, the carrying amount of the liability and the outstanding principal of the 2019 Notes was $230.0 million,  with an effective interest rate of approximately 1.36%. The fair value of the 2019 Notes was $254.3 million at December 31, 2014. The fair value of the liability of the 2019 Notes was determined using a discounted cash flow model based on current market interest rates available to the Company. These inputs are corroborated by observable market data for similar liabilities and therefore classified within Level 2 of the fair-value hierarchy.

The interest expense of the Company’s 2019 Notes related to the contractual interest coupon was $647 thousand for the year ended December 31, 2014. There was no interest expense related to the 2019 Notes for the twelve months ended December 31, 2013.

16. Legal Matters

On October 7, 2014, the company filed an amended complaint in the United States District Court for the District of New Jersey (Civ Act. No. 3:14-cv-06220) against F-Secure Corporation and F-Secure, Inc. (collectively, “F-Secure"), claiming that F-Secure has infringed, and continues to infringe, several of the Company’s patents. In February 2015, Synchronoss entered into a patent license and settlement agreement with F-Secure Corporation and F-Secure, Inc. whereby the Company granted each of these companies (but not their subsidiaries or affiliates) a limited license to Synchronoss’ patents. As a result of entering into the patent license and settlement agreement, the parties filed a joint stipulation to dismiss the above complaint.

The Company’s 2011 acquisition agreement with Miyowa SA provided that former shareholders of Miyowa SA would be eligible for earn-out payments, to the extent specified business milestones were achieved following the

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in tables in thousands, except for per share data or unless otherwise noted)

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

17. Subsequent Events Review

On February 4, 2015, the Company acquired certain cloud assets from F-Secure Corporation, an online security and privacy company from Finland, for cash consideration of $60.0 million, net of liabilities assumed. The Company believes that the purchase will expand the Company’s cloud services customer base. Since this acquisition occurred subsequent to December 31, 2014, it is not included in the results of operations for any of the periods presented. The preliminary purchase price allocations are not yet available.

On February 18, 2015, the Company entered into a patent license and settlement agreement whereby the Company granted F-Secure a limited license to the Company's patents for $10 million. As part of the business combination accounting rules, the Company will calculate the fair value of the license and settlement agreement using an income approach derived from historical and estimated future cash flow information.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2014. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures were effective as of December 31, 2014, to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Controls over Financial Reporting

The Company has implemented new financial systems that will continue in phases over the next several quarters. In connection with this initiative and the resulting changes in the financial systems, the Company continues to enhance the design and documentation of the internal control processes to ensure that controls over the Company’s financial reporting remain effective. Except as noted, there were no changes in the internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a‑15 that was conducted during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a‑15(f) or 15d‑15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

The Company’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2014. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission  (2013 framework) (the COSO criteria).

Based on the Company’s assessment, management concluded that, as of December 31, 2014, its internal control over financial reporting was effective.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 has been audited by Ernst & Young LLP, its independent registered public accounting firm, as stated in their report which is included in Item 9 of this Annual Report on Form 10‑K.

Inherent Limitations on Effectiveness of Controls

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, does not expect that its disclosure controls or its internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company’s operations have been detected. These inherent limitations include the realities that judgments in decision‑making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost‑effective control system, misstatements due to error or fraud may occur and not be detected.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Synchronoss Technologies, Inc.

We have audited Synchronoss Technologies, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Synchronoss Technologies, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Synchronoss Technologies, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Synchronoss Technologies, Inc. as of December 31, 2014 and 2013 and the related consolidated statements of income and comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2014 of Synchronoss Technologies, Inc. and our report dated February 25, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Metropark, New Jersey

February 25, 2015

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)

Identification of Directors. Information concerning the directors of Synchronoss is set forth under the heading “Election of Directors” in the Synchronoss Proxy Statement for the 2015 Annual Meeting of Stockholders and is incorporated herein by reference.

(b)

Audit Committee Financial Expert. Information concerning Synchronoss’ audit committee financial expert is set forth under the heading “Audit Committee” in the Synchronoss Proxy Statement for the 2015 Annual Meeting of Stockholders and is incorporated herein by reference.

(c)

Identification of the Audit Committee. Information concerning the audit committee of Synchronoss is set forth under the heading “Audit Committee” in the Synchronoss Proxy Statement for the 2015 Annual Meeting of Stockholders and is incorporated herein by reference.

(d)

Section 16(a) Beneficial Ownership Reporting Compliance. Information concerning compliance with beneficial ownership reporting requirements is set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Synchronoss Proxy Statement for the 2015 Annual Meeting of Stockholders and is incorporated herein by reference.

Code of Ethics. Information concerning the Synchronoss Code of Business Conduct is set forth under the caption “Code of Business Conduct” in the Synchronoss Proxy Statement for the 2015 Annual Meeting of Stockholders and is incorporated herein by reference. The Code of Business Conduct can also be found on our website, www.synchronoss.com.

ITEM 11.  EXECUTIVE COMPENSATION

Information concerning executive compensation is set forth under the headings “Compensation of Executive Officers” in the Synchronoss Proxy Statement for the 2015 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning shares of Synchronoss equity securities beneficially owned by certain beneficial owners and by management is set forth under the heading “Equity Security Ownership of Certain Beneficial Owners and Management” in the Synchronoss Proxy Statement for the 2015 Annual Meeting of Stockholders and is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plan

The following table provides information as of December 31, 2014 with respect to the shares of our common stock that may be issuable under our existing equity compensation plans.

The following information is as of December 31, 2014:

	(a)	(b)	(c)
			Number of Securities
			Remaining Available
	Number of Securities		for Future Issuance
	to be Issued Upon	Weighted-Average	Under Equity
	Exercise of	Exercise Price of	Compensation Plans
	Outstanding Options	Outstanding	(Excluding Securities
Plan Category	and Rights	Options and Rights	Reflected in Column (a))
Equity compensation plans approved by security holders	2,757,326	$25.83	1,926,025
Equity compensation plans not approved by security holders	9,358	$19.32	—
Totals	2,766,684	$25.81	1,926,025

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning certain relationships and related transactions is set forth under the heading “Certain Related Party Transactions” in the Synchronoss Proxy Statement for the 2015 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning fees and services of the Company’s principal accountants is set forth under the heading “Report of the Audit Committee” and “Independent Registered Public Accounting Firm’s Fees” in the Synchronoss Proxy Statement for the 2015 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)Financial Statements:

(a)(2)Schedule for the years ended December 31, 2014,  2013,  2012:

II—Valuation and Qualifying Accounts

All other Schedules have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(a)(3)Exhibits:

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of the Registrant, incorporated by reference to Registrant’s Registration Statement on Form S‑1 (Commission File No. 333‑132080).
3.2	Amended and Restated Bylaws of the Registrant, incorporated by reference to Registrant’s Registration Statement on Form S‑1 (Commission File No. 333‑132080).
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2

Amended and Restated Investors Rights Agreement, dated December 22, 2000, by and among the Registrant, certain stockholders and the investors listed on the signature pages thereto, incorporated by reference to Registrant’s Registration Statement on Form S‑1 (Commission File No. 333‑132080).

4.3

Amendment No. 1 to Synchronoss Technologies, Inc. Amended and Restated Investors Rights Agreement, dated April 27, 2001, by and among the Registrant, certain stockholders and the investors listed on the signature pages thereto, incorporated by reference to Registrant’s Registration Statement on Form S‑1 (Commission File No. 333‑132080).

4.4

Registration Rights Agreement, dated November 13, 2000, by and among the Registrant and the investors listed on the signature pages thereto, incorporated by reference to Registrant’s Registration Statement on Form S‑1 (Commission File No. 333‑132080).

4.5

Amendment No. 1 to Synchronoss Technologies, Inc. Registration Rights Agreement, dated May 21, 2001, by and among the Registrant, certain stockholders listed on the signature pages thereto and Silicon Valley Bank, incorporated by reference to Registrant’s Registration Statement on Form S‑1 (Commission File No. 333‑132080).

4.6	Form of Common Stock Certificate, incorporated by reference to Registrant’s Registration Statement on Form S-1 (Commission File No. 333-132080)
4.7	Form of Indenture for Convertible Senior Notes, incorporated by reference to Registrant’s Registration Statement on Form S-3 (Commission File No. 333-197871)
10.1

Form of Indemnification Agreement between the Registrant and each of its directors and executive officers, incorporated by reference to Registrant’s Registration Statement on Form S‑1 (Commission File No. 333‑132080).

10.2	Synchronoss Technologies, Inc. 2000 Stock Plan and forms of agreements thereunder, incorporated by reference to Registrant’s Registration Statement on Form S‑1 (Commission File No. 333‑132080).

Exhibit No.	Description
10.3	Amendment No. 1 to Synchronoss Technologies, Inc. 2000 Stock Plan, incorporated by reference to Registrant’s Registration Statement on Form S‑1 (Commission File No. 333‑132080).
10.4	2006 Equity Incentive Plan, as amended and restated, incorporated by reference to Registrant’s Schedule 14A dated April 8, 2010.
10.4.1	2010 New Hire Equity Incentive Plan, incorporated by reference to Registrant’s Registration Statement on Form S‑8 (Commission File No. 333‑168745).
10.5	Employee Stock Purchase Plan, incorporated by reference to Registrant’s Annual Report on Form 10‑K for the year ended December 31, 2011.
10.6

Lease Agreement between the Registrant and Triple Net Investments XXV, L.P. for the premises located at Lehigh Valley Industrial Park VII, Bethlehem, Pennsylvania, dated as of May 16, 2008, as amended, incorporated by reference to Registrant’s Annual Report on Form 10‑K for the year ended December 31, 2008.

10.7

Lease Agreement between the Registrant and Wells Reit—Bridgewater NJ, LLC for the premises located at 200 Crossing Boulevard, Bridgewater, New Jersey, dated as of October 27, 2011, incorporated by reference to Registrant’s Annual Report on Form 10‑K for the year ended December 31, 2011.

10.8

Credit Agreement dated as of September 27, 2013 between the Registrant and JPMorgan Chase Bank, N.A., as Administrative Agent, incorporated by reference to Registrant’s Quarterly Report on Form 10‑Q for the quarter ended September 30, 2013.

10.9‡

Cingular Mater Services Agreement, effective September 1, 2005 by and between the Registrant and Cingular Wireless LLC, incorporated by reference to Registrant’s Annual Report on Form 10‑K for the year ended December 31, 2008.

10.9.1‡

Subordinate Material and Services Agreement No. SG021306.S.025 by and between the Registrant and AT&T Services, Inc. dated as of August 1, 2013, including order numbers SG021306.S.025.S.001, SG021306.S.025.S.002, SG021306.S.025.S.003 and SG021306.S.025.S.004, incorporated by reference to Registrant’s Quarterly Report on Form 10‑Q/A for the quarter ended September 30, 2013.

10.10	Form of Indenture for Convertible Senior Notes, incorporated by reference to Registrants Form S-3 (Commission File No. 333-132080).
10.11†	Employment Agreement dated as of January 1, 2015 between the Registrant and Stephen G. Waldis.
10.12†	Employment Agreement dated as of January 1, 2015 between the Registrant and Karen Rosenberger.
10.13†	Employment Agreement dated as of January 1, 2015 between the Registrant and Robert Garcia.
10.14†	Employment Agreement dated as of February 19, 2014 between the Registrant and Chris Halbard.
10.17

Share Purchase Agreement dated as of December 24, 2012 by and between Synchronoss Technologies Ireland Ltd. and Research In Motion Ltd, incorporated by reference to Registrant’s Annual report on Form 10‑K for the year ended December 31, 2012.

21.1	List of subsidiaries.
23.1	Consent of Ernst & Young, LLP, Independent Registered Public Accounting Firm.
24	Power of Attorney (see signature page to this Annual Report on Form 10‑K)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a‑14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes‑Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a‑14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes‑Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Rule 13a‑14(b) of the Exchange Act and section 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes‑Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Rule 13a‑14(b) of the Exchange Act and section 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes‑Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

†Compensation Arrangement.

‡Confidential treatment has been granted with respect to certain provisions of this exhibit.

(b)	Exhibits.

See (a)(3) above.

(c)	Financial Statement Schedule.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

December 31, 2014,  2013, and 2012

	Beginning			Ending
	Balance	Additions	Reductions	Balance
	(In thousands)
Allowance for doubtful receivables
2014	$237	$418	$(567)	$88
2013	$258	$1,076	$(1,097)	$237
2012	$356	$230	$(328)	$258

	Beginning			Ending
	Balance	Additions	Reductions	Balance
	(In thousands)
Valuation allowance for deferred tax assets
2014	$2,803	$2,724	$(2,974)	$2,553
2013	$—	$3,778	$(975)	$2,803
2012	$253	$—	$(253)	$—

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNCHRONOSS TECHNOLOGIES, INC. (Registrant)

By	/s/ Stephen G. Waldis
Stephen G. Waldis Chairman of the Board and Chief Executive Officer

February 25, 2015

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Ronald J. Prague or Karen L. Rosenberger, or either of them, each with the power of substitution, their attorney‑in‑fact, to sign any amendments to this Form 10‑K (including post‑effective amendments), and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys‑in‑fact, or their substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Stephen G. Waldis	Chief Executive Officer and Director	February 25, 2015
Stephen G. Waldis	(Principal Executive Officer)

/s/ Karen Rosenberger	Chief Financial Officer	February 25, 2015
Karen L. Rosenberger	(Principal Financial Officer)

/s/ William J. Cadogan	Director	February 25, 2015
William J. Cadogan

/s/ Charles E. Hoffman	Director	February 25, 2015
Charles E. Hoffman

/s/ Thomas J. Hopkins	Director	February 25, 2015
Thomas J. Hopkins

/s/ James M. McCormick	Director	February 25, 2015
James M. McCormick

/s/ Donnie M. Moore	Director	February 25, 2015
Donnie M. Moore