Form 10-Q
period 2015-03-31
SYNCHRONOSS TECHNOLOGIES INC
filed 2015-05-01
CIK 1131554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer☑	Accelerated filer☐	Non-accelerated filer☐	Smaller Reporting Company☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No☑

Shares outstanding of the Registrant’s common stock:

Class	Outstanding at April 27, 2015
Common stock, $0.0001 par value	43,279,832

SYNCHRONOSS TECHNOLOGIES, INC.

FORM 10-Q INDEX

SYNCHRONOSS TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	March 31, 2015	December 31, 2014

ASSETS
Current assets:
Cash and cash equivalents	$152,487	$235,967
Marketable securities	54,955	51,097
Accounts receivable, net of allowance for doubtful accounts of $220 and $88 at March 31, 2015 and December 31, 2014, respectively	138,011	118,371
Prepaid expenses and other assets	30,775	35,023
Deferred tax assets	3,123	1,475
Total current assets	379,351	441,933
Marketable securities	2,321	3,313
Property and equipment, net	160,252	151,171
Goodwill	173,367	147,135
Intangible assets, net	109,766	99,489
Deferred tax assets	2,903	1,232
Other assets	18,532	18,549
Total assets	$846,492	$862,822

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,999	$25,059
Accrued expenses	33,606	42,679
Deferred revenues	11,957	11,897
Contingent consideration obligation	—	8,000
Total current liabilities	58,562	87,635
Lease financing obligation - long term	14,055	9,204
Convertible debt	230,000	230,000
Deferred tax liability	5,955	3,698
Other liabilities	2,781	3,178
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000 shares authorized, 0 shares issued and outstanding at March 31, 2015 and December 31, 2014	—	—
Common stock, $0.0001 par value; 100,000 shares authorized, 46,940 and 46,444 shares issued; 43,236 and 42,711 outstanding at March 31, 2015 and December 31, 2014, respectively	4	4
Treasury stock, at cost (3,704 and 3,733 shares at March 31, 2015 and December 31, 2014, respectively)	(65,969)	(66,336)
Additional paid-in capital	469,312	454,740
Accumulated other comprehensive loss	(39,482)	(20,014)
Retained earnings	171,274	160,713
Total stockholders’ equity	535,139	529,107
Total liabilities and stockholders’ equity	$846,492	$862,822

See accompanying notes to consolidated financial statements.

SYNCHRONOSS TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2015	2014

Net revenues	$132,926	$98,477
Costs and expenses:
Cost of services*	53,655	39,979
Research and development	22,024	15,541
Selling, general and administrative	20,883	17,125
Net change in contingent consideration obligation	—	1,211
Restructuring charges	3,240	—
Depreciation and amortization	14,835	12,266
Total costs and expenses	114,637	86,122
Income from operations	18,289	12,355
Interest income	466	49
Interest expense	(1,342)	(420)
Other income	14	796
Income before income tax expense	17,427	12,780
Income tax expense	(6,866)	(5,196)
Net income	$10,561	$7,584
Net income per common share:
Basic	$0.25	$0.19
Diluted	$0.23	$0.19
Weighted-average common shares outstanding:
Basic	41,626	39,769
Diluted	47,080	40,655

Comprehensive (loss) income	$(8,907)	$8,583

*	Cost of services excludes depreciation and amortization which is shown separately.

See accompanying notes to consolidated financial statements.

SYNCHRONOSS TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2015	2014
Operating activities:
Net income	$10,561	$7,584
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization expense	14,835	12,266
Amortization of debt issuance costs	375	—
Amortization of bond premium	474	74
Deferred income taxes	(733)	3,112
Non-cash interest on leased facility	233	230
Stock-based compensation	6,585	5,842
Changes in operating assets and liabilities:
Accounts receivable, net of allowance for doubtful accounts	(22,145)	(28,935)
Prepaid expenses and other current assets	5,623	816
Other assets	(443)	465
Accounts payable	106	(3,388)
Accrued expenses	(12,301)	(8,743)
Contingent consideration obligation	(1,532)	1,611
Excess tax benefit from the exercise of stock options	(1,981)	(385)
Other liabilities	(243)	1,249
Deferred revenues	451	(3,204)
Net cash used in operating activities	(135)	(11,406)

Investing activities:
Purchases of fixed assets	(24,217)	(8,044)
Purchases of marketable securities available-for-sale	(43,548)	(1,244)
Maturities of marketable securities available-for-sale	40,285	315
Business acquired, net of cash	(59,481)	—
Net cash used in investing activities	(86,961)	(8,973)

Financing activities:
Proceeds from the exercise of stock options	5,398	3,273
Payments on contingent consideration obligation	(4,468)	—
Excess tax benefit from the exercise of stock options	1,981	385
Proceeds from the sale of treasury stock in connection with an employee stock purchase plan	975	740
Repayments of capital obligations	(291)	(324)
Net cash provided by financing activities	3,595	4,074
Effect of exchange rate changes on cash	21	64
Net decrease in cash and cash equivalents	(83,480)	(16,241)
Cash and cash equivalents at beginning of period	235,967	63,512
Cash and cash equivalents at end of period	$152,487	$47,271

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$346	$717

See accompanying notes to consolidated financial statements.

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

(Amounts in tables in thousands, except for per share data or unless otherwise noted)

The consolidated financial statements as of March 31, 2015 and for the three months ended March 31, 2015 and 2014 are unaudited, but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. They do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements and should be read in conjunction with the consolidated financial statements and notes in the Annual Report of Synchronoss Technologies, Inc. incorporated by reference in the Company's annual report on Form 10-K for the year ended December 31, 2014.  The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. The Company has no unconsolidated subsidiaries or investments accounted for under the equity method. The results reported in these consolidated financial statements should not necessarily be taken as indicative of results that may be expected for the entire year. The balance sheet at December 31, 2014 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. Certain amounts from the prior year’s financial statements have been reclassified to conform to the current year’s presentation.

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

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

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

2. Basis of Presentation and Consolidation

For further information about the Company’s basis of presentation and consolidation or its significant accounting policies, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2014.

Impact of Recently Issued Accounting Standards

In March 2015, the Financial Accounting Standards Board issued Accounting issued Accounting Standards Update (ASU) No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The amendments are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption of the amendments is permitted for financial statements that have not been previously issued. The amendments should be applied on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, an entity is required to comply with the applicable disclosures for a change in an accounting principle. These disclosures include the nature of and reason for the change in accounting principle, the transition method, a description of the prior-period information that has been retrospectively adjusted, and the effect of the change on the financial statement line items (i.e., debt issuance cost asset and the debt liability). The Company is currently evaluating the effects of ASU 2015-03 on the consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The new consolidation standard changes the way reporting enterprises evaluate whether (a) they should consolidate limited partnerships and similar entities, (b) fees paid to a decision maker or service provider are variable interests in a variable interest entity ("VIE"), and (c) variable interests in a VIE held by related parties of the reporting enterprise require the reporting enterprise to consolidate the VIE. The guidance is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2015. Early adoption is allowed, including early adoption in an interim period. A reporting entity may apply a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption or may apply the amendments retrospectively. The Company is currently assessing the impact, if any, of the adoption of this guidance on the consolidated financial statements.

In January 2015, the FASB issued ASU No. 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. The new guidance eliminates the separate presentation of extraordinary items, net of tax and the related earnings per share, but does not affect the requirement to disclose material items that are unusual in nature or infrequently occurring. The ASU applies to all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Entities have the option to apply the new guidance prospectively

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

(Amounts in tables in thousands, except for per share data or unless otherwise noted)

or retrospectively, and can choose early adoption. The Company does not expect the adoption of this ASU to significantly impact the consolidated financial statements.

In May 2014, the FASB and the International Accounting Standards Board (“IASB”) (collectively, the “Boards”) jointly issued a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under US GAAP and IFRS. The standard’s core principle (issued as ASU 2014-09 by the FASB and as IFRS 15 by the IASB), is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The new guidance must be adopted using either a full retrospective approach for all periods presented in the period of adoption or a modified retrospective approach. The effective date is fiscal years beginning after December 15, 2016. Early application is not permitted. The Company is currently evaluating the methods of adoption and the impact that ASU 2014-09 will have on the consolidated financial statements.

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

The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net income attributable to common stockholders per common share. Stock options that are anti-dilutive and excluded from the following table totaled 291 and 1,642 for the three months ended March 31, 2015 and 2014, respectively.

	Three Months Ended March 31,
	2015	2014
Numerator:
Net income attributable to common stockholders	$10,561	$7,584
Income effect for interest on convertible debt, net of tax	475	—
Numerator for diluted EPS- Income to common stockholders after assumed conversions	$11,036	$7,584
Denominator:
Weighted average common shares outstanding — basic	41,626	39,769
Dilutive effect of:
Shares from assumed conversion of convertible debt	4,326	—
Options and unvested restricted shares	1,128	886
Weighted average common shares outstanding — diluted	47,080	40,655

4. Fair Value Measurements of Assets and Liabilities

The Company classifies marketable securities as available-for-sale.  The fair value hierarchy established in the guidance adopted by the Company prioritizes the inputs used in valuation techniques into three levels as follows:

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

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

•	Level 3 – Unobservable inputs – includes amounts derived from valuation models where one or more significant inputs are unobservable and require the Company to develop relevant assumptions.

The following is a summary of assets and liabilities held by the Company and their related classifications under the fair value hierarchy:

	March 31, 2015	December 31, 2014
Level 1 (A)	$157,884	$241,364
Level 2 (B)	51,879	49,013
Level 3 (C)	—	(8,000)
Total	$209,763	$282,377

(A)	Level 1 assets include money market funds and enhanced income money market funds which are classified as cash equivalents and marketable securities, respectively.
(B)	Level 2 assets include certificates of deposit, municipal bonds and corporate bonds which are classified as marketable securities.
(C)	Level 3 liabilities include the contingent consideration obligation.

The Company utilizes the market approach to measure fair value for its financial assets. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets. The Company's marketable securities investments classified as Level 2 primarily utilize broker quotes in a non-active market for valuation of these securities. No transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy occurred during the three months ended March 31, 2015.

The aggregate fair value of available-for-sale securities and aggregate amount of unrealized gains and losses for available-for-sale securities at March 31, 2015 were as follows:

		Aggregate Amount of
	Aggregate	Unrealized
	Fair Value	Gains	Losses
Due in one year or less	$54,955	$8	$(89)
Due after one year, less than five years	2,321	2	(3)
	$57,276	$10	$(92)

The aggregate fair value of available-for-sale securities and aggregate amount of unrealized gains and losses for available-for-sale securities at December 31, 2014 were as follows:

		Aggregate Amount of
	Aggregate	Unrealized
	Fair Value	Gains	Losses
Due in one year or less	$51,097	$10	$(72)
Due after one year, less than five years	3,313	2	(3)
	$54,410	$12	$(75)

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Unrealized gains and losses are reported as a component of accumulated other comprehensive loss in stockholders' equity. The cost of securities sold is based on the specific identification method. The Company evaluates investments with unrealized losses to determine if the losses are other than temporary. The Company has determined that the gross unrealized losses as of March 31, 2015 and December 31, 2014 are temporary. In making this determination, the Company considered the financial condition, credit ratings and near-term prospects of the issuers, the underlying collateral of the investments, and the magnitude of the losses as compared to the cost and the length of time the investments have been in an unrealized loss position. Additionally, while the Company classifies the securities as available-for-sale, the Company does not currently intend to sell such investments and it is more likely than not to recover the carrying value prior to being required to sell such investments.

The Company determined the fair value of the contingent consideration obligation using the probability-weighted income approach derived from quarterly revenue estimates and a probability assessment with respect to the likelihood of achieving the various performance criteria. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement. The significant unobservable inputs used in the fair value measurement of the Company's contingent consideration obligation are the probabilities of achieving certain financial targets and contractual milestones.  Significant increases (decreases) in any of those probabilities in isolation may result in a higher (lower) fair value measurement.  As of December 31, 2014 all of the financial targets and contractual milestones were met and on February 20, 2015 the Company paid out $8 million related to the Strumsoft Earn-out.

The changes in fair value of the Company’s Level 3 contingent consideration obligation during the three months ended March 31, 2015 were as follows:

Level 3
Balance at December 31, 2014	$8,000
Payment of contingent consideration	(8,000)
Balance at March 31, 2015	$—

5. Acquisition

F-Secure Corporation (“F-Secure”)

On February 23, 2015, the Company acquired certain cloud assets from F-Secure, an online security and privacy company headquartered in Finland, for cash consideration of $59.5 million, net of liabilities assumed. The Company believes that the purchase will expand the Company’s cloud services customer base.

On February 18, 2015, the Company entered into a patent license and settlement agreement whereby the Company granted F-Secure a limited license to the Company's patents. As part of the business combination accounting rules, the Company calculated the fair value of the license using an income approach, specifically a relief from royalty method, which incorporates significant estimates and assumptions made by management, which by their nature are characterized by uncertainty. Inputs used to value the license are considered Level 3 inputs.

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

(Amounts in tables in thousands, except for per share data or unless otherwise noted)

The Company determined the preliminary fair value of the net assets acquired during the first quarter of 2015 as follows:

	Preliminary
	Purchase Price
	Allocation
Intangible assets:		Wtd. Avg.
Technology	$3,071	1 year
Customer relationships	20,475	5 years
Goodwill	36,454
Total assets acquired	60,000
Accrued expenses	519
Net assets acquired	$59,481

The goodwill recorded in connection with this acquisition is based on operating synergies and other benefits expected to result from the combined operations and the assembled workforce acquired. The goodwill acquired will not be deductible for tax purposes.

Acquisition-related costs recognized during the three months ended March 31, 2015, including transaction costs such as legal, accounting, valuation and other professional services, were $856 thousand.

Voxmobili SA (“Vox”)

On July 11, 2014, the Company acquired all outstanding shares of Vox, a French company, for $25.1 million, net of cash acquired and liabilities assumed, subject to certain working capital adjustments. The Company believes that this acquisition contributed to its position as the leading provider of personal cloud solutions to the world’s largest mobile operators.

The Company determined the preliminary fair value of the net assets acquired during the third quarter of 2014 as follows:

	Purchase Price
	Allocation
Cash	$1,414
Prepaid expenses and other assets	220
Accounts receivable	3,750
Intangible assets:		Wtd. Avg.
Technology	4,900	5 years
Customer relationships	5,000	5 years
Goodwill	17,188
Total assets acquired	32,472
Accounts payable and accrued liabilities	2,118
Deferred revenues	457
Deferred taxes	3,338
Net assets acquired	$26,559

The goodwill recorded in connection with this acquisition was based on operating synergies and other benefits expected to result from the combined operations and the assembled workforce acquired. The goodwill acquired is not  deductible for tax purposes.

Acquisition-related costs, including transaction costs such as legal, accounting, valuation and other professional services, were $1.5 million.

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

(Amounts in tables in thousands, except for per share data or unless otherwise noted)

6. Stockholders’ Equity

Stock Options

The Company uses the Black-Scholes option pricing model for determining the estimated fair value for stock-based awards. The weighted-average assumptions used in the Black-Scholes option pricing model are as follows:

	Three Months Ended March 31,
	2015	2014
Expected stock price volatility	48%	63%
Risk-free interest rate	1.26%	1.54%
Expected life of options (in years)	4.01	4.28
Expected dividend yield	0%	0%

The weighted-average fair value (as of the date of grant) of the options was $15.86 and $16.20 per share for the three months ended March 31, 2015 and 2014, respectively.  During the three months ended March 31, 2015 and 2014, the Company recorded total pre-tax stock-based compensation expense of $6.6 million ($4.4 million after tax or $0.09 per diluted share) and $5.8 million ($3.8 million after tax or $0.09 per diluted share), respectively, which includes the fair value for equity awards issued. The total stock-based compensation cost related to unvested equity awards not yet recognized as an expense as of March 31, 2015 was approximately $42.8 million. The expense is expected to be recognized over a weighted-average period of approximately 2.63 years.

The following table summarizes information about stock options outstanding as of March 31, 2015:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
Options	Options	Exercise Price	Term (Years)	Value
Outstanding at December 31, 2014	2,767	$25.81
Options Granted	299	41.04
Options Exercised	(227)	23.80
Options Cancelled	(96)	30.91
Outstanding at March 31, 2015	2,743	$27.45	4.59	$54,877
Vested or expected to vest at March 31, 2015	2,524	$26.81	4.44	$52,128
Exercisable at March 31, 2015	1,465	$22.40	3.40	$36,708

A summary of the Company’s unvested restricted stock at March 31, 2015, and changes during the three months ended March 31, 2015, is presented below:

Number of
Non-Vested Restricted Stock	Awards
Non-vested at December 31, 2014	1,342
Granted	328
Vested	(298)
Forfeited	(59)
Non-vested at March 31, 2015	1,313

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

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

The expected life of ESPP shares is the average of the remaining purchase period under each offering period.  The weighted-average assumptions used to value employee stock purchase rights are as follows:

	Three Months Ended March 31,
	2015	2014
Expected stock price volatility	40%	64%
Risk-free interest rate	0.05%	0.08%
Expected life (in years)	0.50	0.50
Expected dividend yield	0%	0%

During the three months ended March 31, 2015 and 2014, the Company recorded $150 thousand and $199 thousand, respectively, of compensation expense related to the ESPP.  During the three months ended March 31, 2015 and 2014, the Company sold a total of 29 thousand and 27 thousand shares, respectively, of its Treasury Stock pursuant to purchases under its ESPP. Cash received from purchases through the ESPP during the three months ended March 31, 2015 and 2014, was approximately $975 thousand and $740 thousand, respectively, and is included within the financing activities section of the consolidated statements of cash flows. The total unrecognized compensation expense related to the ESPP as of March 31, 2015 was approximately $201 thousand, which is expected to be recognized over the remainder of the offering period.

7. Accumulated Other Comprehensive Income (Loss)

Comprehensive (loss) income was as follows:

	Three Months Ended March 31,
	2015	2014

Net income	$10,561	$7,584
Translation adjustments	(16,837)	995
Unrealized income on securities, (net of tax)	241	4
Net loss on intra-entity foreign currency transactions	(2,872)	—
Total comprehensive (loss) income	$(8,907)	$8,583

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

(Amounts in tables in thousands, except for per share data or unless otherwise noted)

The changes in accumulated other comprehensive income (loss) during the three months ended March 31, 2015, are as follows, net of tax:

		Unrealized (Loss)
		Income on	Unrealized Holding
		Intra-Entity	Gains (Losses) on
	Foreign	Foreign Currency	Available-for-Sale
	Currency	Transactions	Securities	Total

Balance at December 31, 2014	$(16,980)	$(2,857)	$(177)	$(20,014)
Other comprehensive (loss) income	(16,837)	(2,872)	241	(19,468)
Total comprehensive (loss) income	(16,837)	(2,872)	241	(19,468)
Balance at March 31, 2015	$(33,817)	$(5,729)	$64	$(39,482)

8. Goodwill and Intangibles

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

The changes in Goodwill during the three months ended March 31, 2015 are as follows:

Balance at December 31, 2014	$147,135
F-Secure acquisition	36,454
Translation adjustments	(10,222)
Balance at March 31, 2015	$173,367

Other Intangible Assets

The Company’s intangible assets with definite lives consist primarily of trade names, technology, and customer lists and relationships. These intangible assets are being amortized on the straight‑line method over the estimated useful lives of the assets.

The Company’s intangible assets consist of the following:

	Weighted	March 31, 2015
	Average		Accumulated
	Life	Cost	Amortization	Net

Trade name	4	$1,529	$(1,293)	$236
Technology	7	65,310	(25,227)	40,083
Customer lists and relationships	9	86,246	(22,938)	63,308
Capitalized software and patents	3	8,745	(2,606)	6,139
Order Backlog	—	918	(918)	—
		$162,748	$(52,982)	$109,766

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

(Amounts in tables in thousands, except for per share data or unless otherwise noted)

9. Debt

Credit Facility

In September 2013, the Company entered into a Credit Agreement (the “Credit Facility”) with JP Morgan Chase Bank, N.A., as the administrative agent, Wells Fargo Bank, National Association, as the syndication agent and Capital One, National Association and KeyBank National Association, as co-documentation agents.  The Credit Facility, which can be used for general corporate purposes, is a $100 million unsecured revolving line of credit that matures on September 27, 2018.  The Company pays a commitment fee in the range of 25 to 35 basis points on the unused balance of the revolving credit facility under the Credit Agreement. Commitment fees totaled approximately $64 thousand and $62 thousand during the three months ended March 31, 2015 and 2014, respectively. Synchronoss has the right to request an increase in the aggregate principal amount of the Credit Facility to $150 million.

The Credit Facility is subject to certain financial covenants.  As of March 31, 2015, the Company was in compliance with all required covenants and there were no outstanding balances on the Credit Facility.

Convertible Senior Notes

On August 12, 2014, the Company issued $230.0 million aggregate principal amount of its 0.75% Convertible Senior Notes due in 2019 (the “2019 Notes”). The 2019 Notes mature on August 15, 2019, and bear interest at a rate of 0.75% per annum payable semi-annually in arrears on February 15 and August 15 of each year. The Company accounted for the $230.0 million face value of the debt as a liability and capitalized approximately $7.1 million of financing fees, related to the issuance.

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

Holders of the 2019 Notes who convert their notes in connection with a qualifying fundamental change, as defined in the related indenture, may be entitled to a make-whole premium in the form of an increase in the conversion rate. Additionally, following the occurrence of a fundamental change, holders may require that the Company repurchase some or all of the 2019 Notes for cash at a repurchase price equal to 100% of the principal amount of the notes being repurchased, plus accrued and unpaid interest, if any. As of March 31, 2015, none of these conditions existed with respect to the 2019 Notes and as a result, the 2019 Notes are classified as long term.

The 2019 Notes are the Company’s direct senior unsecured obligations and rank equal in right of payment to all of the Company’s existing and future unsecured and unsubordinated indebtedness.

At March 31, 2015, the carrying amount of the liability and the outstanding principal of the 2019 Notes was $230.0 million, with an effective interest rate of approximately 1.36%. The fair value of the 2019 Notes was $270.7 million at March 31, 2015.

The interest expense of the Company’s 2019 Notes related to the contractual interest coupon was $431 thousand for the three months ended March 31, 2015. There was no interest expense related to the 2019 Notes for the three months ended March 31, 2014.

10. Restructuring

In January 2015, the Company initiated the preliminary phase of a work-force reduction as part of a corporate restructuring, with reductions occurring across all levels and departments within the Company. This measure was intended to reduce costs and to align

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

(Amounts in tables in thousands, except for per share data or unless otherwise noted)

the Company’s resources with its key strategic priorities.  As of March 31, 2015, there was $2.2 million of unpaid restructuring charges classified under accrued expenses on the balance sheet.

A summary of the Company’s restructuring accrual at March 31, 2015 and changes during the three months ended March 31, 2015, is presented below:

	Balance at			Balance at
	December 31, 2014	Charges	Payments	March 31, 2015
Employment termination costs	$—	$3,240	$(1,065)	$2,175
Total	$—	$3,240	$(1,065)	$2,175

11. Legal Matters

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

The Company’s 2011 acquisition agreement with Miyowa SA provided that former shareholders of Miyowa SA would be eligible for earn-out payments, to the extent specified business milestones were achieved following the acquisition.  In December 2013, Eurowebfund and Bakamar, two former shareholders of Miyowa SA, filed a complaint against the Company in the Commercial Court of Paris, France claiming that they are entitled to certain earn-out payments under the acquisition agreement.  The Company was served with a copy of this complaint in January 2014.  The Company believes Miyowa SA failed to meet the criteria required for it to pay the claimed amounts and that no earn-out payments are owed.  Although the Company cannot predict the outcome of the lawsuit due to the inherent uncertainties of litigation, it believes the positions of Eurowebfund and Bakamar are without merit, and the Company intends to defend all claims brought by them.

The Company is not currently subject to any legal proceedings that could have a material adverse effect on its operations; however, it may from time to time become a party to various legal proceedings arising in the ordinary course of its business. The Company is currently the plaintiff in several patent infringement cases. The defendants in several of these cases have filed counterclaims. Although the Company cannot predict the outcome of the cases at this time due to the inherent uncertainties of litigation, the Company continues to pursue its claims and believes that the counterclaims are without merit, and the Company intends to defend all such counterclaims.

12. Subsequent Events Review

The Company has evaluated all subsequent events and transactions through the filing date.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the information set forth in our consolidated financial statements and related notes included elsewhere in this quarterly report on Form 10-Q and in our annual report Form 10-K for the year ended December 31, 2014. This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to risks and uncertainties and are based on the beliefs and assumptions of our management as of the date hereof based on information currently available to our management. Use of words such as “believes,” “expects,” “anticipates,” “intends,” “plans,” “hopes,” “should,” “continues,” “seeks,” “likely” or similar expressions, indicate a forward-looking statement. Forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions. Actual results may differ materially from the forward-looking statements we make. We caution investors not to place substantial reliance on the forward-looking statements included in this report. These statements speak only as of the date of this report (unless another date is indicated), and we undertake no obligation to update or revise the statements in light of future developments.  All numbers are expressed in thousands unless otherwise stated.

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

Revenues

We generate a substantial portion of our revenues on a per-transaction or subscription basis, which is derived from contracts that extend up to 60 months from execution. For the three months ended March 31, 2015 and 2014, we derived approximately 72% and 70%, respectively, of our revenues from transactions processed and subscription arrangements. This increase is a result of new subscription arrangements with our existing customers and increased transaction volumes.  The remainder of our revenues were generated from professional services and licenses.

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

Each of AT&T and Verizon Wireless accounted for more than 10% of our revenues for the three months ended March 31, 2015 and 2014. AT&T and Verizon Wireless in the aggregate accounted for 70% and 67% of our revenues for the three months ended March 31, 2015 and 2014, respectively. See “Risk Factors” for certain matters bearing risks on our future results of operations.

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

Restructuring charges consist of the costs associated with the January 2015 work-force reduction plan to reduce costs and align our resources with our key strategic priorities. The restructuring charges consist of employee termination costs.

Depreciation relates to our property and equipment and includes our network infrastructure and facilities. Amortization primarily relates to trademarks, customer lists, technology acquired and internally developed software.

Interest expense consists primarily of interest on our lease financing obligations and our convertible senior notes.

Current Trends Affecting Our Results of Operations

Business from our Activation and Cloud Solutions has been driven by the unprecedented growth in mobile devices globally. Certain industry trends, such as Next programs from AT&T, have resulted in faster device upgrade cycles increasing device order transactions and activations. Our recent acquisition of the Personal Cloud assets of F-Secure is intended to provide additional penetration within our AT&T account. With mobile devices becoming content rich and starting to act as a replacement for other traditional devices like PC’s, the need to securely back up content from mobile devices, sync it with other devices and share it with others in their community of family, friends and business associates have become essential needs. The major Tier 1 carriers are also publicly discussing achieving 500% penetration (multiple connected devices per user) by enabling connectivity to non-traditional devices. Such devices include connected cars, health and wellness devices, connected home and health care. The need for these devices to be activated, managed and the contents from them to be stored in a common cloud are also expected to be drivers of our businesses in the long term.

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

We believe that of our significant accounting policies, which are described in Note 2 in our Annual Report on Form 10-K for the year ended December 31, 2014, the following accounting policies involve a greater degree of judgment and complexity.  Accordingly, these are the policies which we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations:

•	Revenue Recognition and Deferred Revenue
•	Allowance for Doubtful Accounts
•	Income Taxes
•	Goodwill and Impairment of Long-Lived Assets
•	Business Combinations
•	Stock-Based Compensation

There were no significant changes in our critical accounting policies and estimates discussed in our Form 10-K during the three months ended March 31, 2015.  Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014 for a more complete discussion of our critical accounting policies and estimates.

Acquisitions

On February 23, 2015, the Company acquired certain cloud assets from F-Secure, an online security and privacy company headquartered in Finland, for cash consideration of $59.5 million, net of liabilities assumed. The Company believes that the purchase will expand the Company’s cloud services customer base.

Results of Operations

Three months ended March 31, 2015 compared to the three months ended March 31, 2014

The following table presents an overview of our results of operations for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015		2014		2015 vs 2014
	$	% of Revenue	$	% of Revenue	$ Change	% Change
	(in thousands)
Net revenues	$132,926	100.0%	$98,477	100.0%	$34,449	35.0%
Cost of services*	53,655	40.4%	39,979	40.6%	13,676	34.2%
Research and development	22,024	16.6%	15,541	15.8%	6,483	41.7%
Selling, general and administrative	20,883	15.7%	17,125	17.4%	3,758	21.9%
Net change in contingent consideration obligation	—	—%	1,211	1.2%	(1,211)	(100.0)%
Restructuring charges	3,240	2.4%	—	—%	3,240	100.0%
Depreciation and amortization	14,835	11.2%	12,266	12.5%	2,569	20.9%
Total costs and expenses	114,637	86.2%	86,122	87.5%	28,515	33.1%
Income from operations	$18,289	13.8%	$12,355	12.5%	$5,934	48.0%

*	Cost of services excludes depreciation and amortization which is shown separately.

Net Revenues.  Net revenues increased $34.4 million to $132.9 million for the three months ended March 31, 2015, compared to the same period in 2014.  This increase was due primarily to the expansion of our services provided to our customers.  Transaction and subscription revenues as a percentage of sales were 72% or $96.3 million for the three months ended March 31, 2015 compared to 70% or $68.6 million for the same period in 2014.  The increase in transaction and subscription revenue is primarily due to new subscription arrangements and increased transactional services with our existing customers. Professional service and license revenues as a percentage of sales were 28% or $36.6 million for the three months ended March 31, 2015, compared to 30% or $29.9 million for the same period in 2014. The increase in professional services and license revenue is primarily due to new license agreements and expansion of services with existing and new customers.

Net revenues related to Activation Services increased $6.9 million to $61.7 million for the three months ended March 31, 2015 compared to the same period in 2014.  Activation Services revenue growth was largely attributed to an increased customer base and overall growth with existing customers. Net revenues related to Activation Services represented 46% for the three months ended March 31, 2015, compared to 56% for the same period in 2014. Net revenues related to our Cloud Services increased by $27.5 million to $71.2 million for the three months ended March 31, 2015 compared to the same period in 2014. The increase in our Cloud Service performance was a result of a strong adoption of our cloud offerings across our customer base. Net revenues related to our Cloud Services represented 54% for the three months ended March 31, 2015, compared to 44% for the same period in 2014.

Expenses

Cost of Services.  Cost of services increased $13.7 million to $53.7 million for the three months ended March 31, 2015, compared to the same period in 2014,  due primarily to an increase of $6.6 million in colocation costs related to the expansion of our hosting and storage offerings. There was also an increase of $4.1 million in outside consulting expense, due to our increased use of third party exception handling vendors related to expanded programs, operations and migration projects. Additionally, our personnel and related costs increased  $2.8 million as a result of our continued growth.  Cost of services as a percentage of revenues decreased to 40.4% for the three months ended March 31, 2015, as compared to 40.6% for the same period in 2014.

Research and Development.  Research and development expense increased $6.5 million to $22.0 million for the three months ended March 31, 2015, compared to the same period in 2014 primarily due to an increase of $4.4 million in personnel and related costs due to continued growth and completing our initial phase of work on the Synchronoss Workspace™ platform.  Software development costs associated with the Synchronoss Workspace platform were capitalized for the three months ended March 31, 2014. Additionally, there was an increase of $1.1 million in facility costs. The majority of the remaining increase related to a one-time Strumsoft retention bonus. Research and development expense as a percentage of revenues increased to 16.6% for the three months ended March 31, 2015 as compared to 15.8% for the same period in 2014.

Selling, General and Administrative.    Selling, general and administrative expense increased $3.8 million to $20.9 million for the three months ended March 31, 2015, compared to the same period in 2014.  This was primarily driven by an increase of $1.9 million in personnel and related costs and an increase of $1.8 million in professional fees. The increase in personnel and related costs primarily relates to increased headcount as a result of our international expansion. Additionally, the increase in professional services relates to accounting and legal costs resulting from our acquisition of F-Secure and our patent licensing program.  Selling, general and administrative expense as a percentage of revenues decreased to 15.7% for the three months ended March 31, 2015, compared to 17.4% for the same period in 2014.

Net change in contingent consideration obligation.  The net change in contingent consideration obligation resulted in a $1.2 million decrease for the three months ended March 31, 2015.  There was no contingent consideration for the three months ended March 31, 2015 due to the completion of all earn-out periods.  The prior year consisted of  a $1.2 million fair value increase of contingent consideration associated with the Strumsoft earn-out.

Restructuring Charges. Restructuring charges were $3.2 million,  related to employment termination costs, as a result of the January 2015 work‑force reduction plan to reduce costs and align our resources with our key strategic priorities.

Depreciation and amortization. Depreciation and amortization expense increased $2.6 million to $14.8 million for the three months ended March 31, 2015, compared to the same period in 2014. This was primarily related to the increase in depreciable fixed assets necessary for the continued expansion of our platforms and amortization of our newly acquired intangible assets related to our recent acquisitions.  Depreciation and amortization expense as a percentage of revenues decreased to 11.2% for the three months ended March 31, 2015, as compared to 12.5% for the three months ended March 31, 2014.

Income from Operations.  Income from operations increased $5.9 million to $18.3 million for the three months ended March 31, 2015, compared to the same period in 2014.  This was primarily due to increased revenues offset by increases in depreciable fixed assets, intangible amortization, restructuring charges related to our work‑force reduction to align our resources with our key strategic priorities and the additional costs associated with our acquired operations. Income from operations as a percentage of revenues increased to 13.8% for the three months ended March 31, 2015, as compared to 12.5% for the three months ended March 31, 2014.

Interest income.  Interest income increased $417 thousand to $466 thousand for the three months ended March 31, 2015, compared to the same period in 2014. Interest income increased primarily due to an increase in our cash, cash equivalents and investment balances.

Interest expense.  Interest expense increased $922 thousand to $1.3 million for the three months ended March 31, 2015, compared to the same period in 2014 due primarily to an increase of approximately $784 thousand related to the convertible debt contractual interest and deferred financing costs and an additional increase of $64 thousand related to our credit facility.

Other income.  Other income decreased $782 thousand to $14 thousand for the three months ended March 31, 2015, compared to the same period in 2014.  Other income decreased primarily due to foreign currency exchange rate fluctuations and prior year R&D tax credits taken that were taken in 2014 that were not available to us during the three months ended March 31, 2015.

Income Tax.  We recognized approximately $6.9 million and $5.2 million in related income tax expenses during the three months ended March 31, 2015 and 2014, respectively. Our effective tax rate was approximately 39.4% for the three months ended March 31, 2015, which was higher than our U.S. federal statutory rate primarily due to an unfavorable impact of Subpart F Income offset by a favorable impact of profit mix in foreign jurisdictions, which have lower tax rates. Our effective tax rate was approximately 40.7% for the three months ended March 31, 2014, which was higher than our U.S. federal statutory rate primarily due to an unfavorable impact of the change in fair market value for the contingent consideration obligation related to the Spatial earn-out and higher state taxes. We review the expected annual effective income tax rate and make changes on a quarterly basis as necessary based on certain factors such as changes in forecasted annual operating income, changes to the actual and forecasted permanent book-to-tax differences, and changes resulting from the impact of tax law changes.

Liquidity and Capital Resources

Our principal source of liquidity has been cash provided by operations. Our cash, cash equivalents and marketable securities balance was $209.8 million at March 31, 2015,  a decrease of $80.6 million as compared to the balance at December 31, 2014.  This decrease was primarily due to $59.5 million paid for the purchase of F-Secure and $24.2 million related to purchases of fixed assets. We anticipate that our principal uses of cash in the future will be to fund the expansion of our business through both organic growth as well as possible acquisition activities and the expansion of our customer base internationally.  Uses of cash will also include facility and technology expansion, capital expenditures, and working capital.

On August 12, 2014, we issued $230.0 million aggregate principal amount of 0.75% Convertible Senior Notes due in 2019 (the “2019 Notes”). The 2019 Notes mature on August 15, 2019, and bear interest at a rate of 0.75% per annum payable semi-annually in arrears on February 15 and August 15 of each year. We accounted for the $230 million face value of the debt as a liability and capitalized approximately $7.1 million of financing fees, related to the issuance. At March 31, 2015, the carrying amount of the liability and the outstanding principal of the 2019 Notes was $230.0 million, with an effective interest rate of approximately 1.36%. The fair value of the 2019 Notes was $270.7 million at March 31, 2015.

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

The Credit Facility is subject to certain financial covenants.  As of March 31, 2015, we were in compliance with all required covenants and there were no outstanding balances on the Credit Facility.

At March 31, 2015,  our non-U.S. subsidiaries held approximately $12.4 million of cash and cash equivalents that are available for use by all of our operations around the world.  At this time, we believe these funds will be permanently reinvested outside of the U.S.  However, if these funds were repatriated to the U.S. or used for U.S. operations, certain amounts could be subject to U.S. tax for the incremental amount in excess of the foreign tax paid.  Due to the timing and circumstances of repatriation of such earnings, if any, it is not practical to determine the unrecognized deferred tax liability related to the amount.

Discussion of Cash Flows

Cash flows from operations. Net cash used in operating activities for the three months ended March 31, 2015 was $135 thousand, as compared to $11.4 million used for the same period in 2014.  Cash flows from operations increased by approximately $11.3 million. The operating cash flows for the three months ended March 31, 2015 benefited from the increase in net income and non-cash items by $3.2 million. Net working capital, although negatively impacted by the timing of our receivable collections, increased by $15.2 million from the three months ended March 31, 2014.

Cash flows from investing.  Net cash used in investing activities for the three months ended March 31, 2015 was $87.0 million, as compared to $9.0 million used for the same period in 2014.  The increase in net cash used in investing activities for the three months ended March 31, 2015 of $78.0 million compared to 2014 was primarily due to the recent acquisition of F-Secure and increased capital expenditures.

Cash flows from financing.  Net cash provided by financing activities for the three months ended March 31, 2015 was $3.6 million, as compared to $4.1 million provided by financing activities for the same period in 2014.  The decrease in net cash provided by financing activities for the three months ended March 31, 2015 of $479 thousand as compared to 2014 was primarily due to the $8 million payment of the Strumsoft earn-out, of which $4.5 million was classified as cash flows from financing activities, offset by an increase in proceeds from the exercise of stock options.

We believe that our existing cash and cash equivalents, cash generated from our existing operations, our available credit facilities and other available sources of financing will be sufficient to fund our operations for the next twelve months based on our current business plans.

Effect of Inflation

Although inflation generally affects us by increasing our cost of labor and equipment, we do not believe that inflation has had any material effect on our results of operations for three months ended March 31, 2015 or 2014.

Impact of Recently Issued Accounting Standards

In March 2015, the Financial Accounting Standards Board issued Accounting issued Accounting Standards Update (ASU) No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The amendments are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption of the amendments is permitted for financial statements that have not been previously issued. The amendments should be applied on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, an entity is required to comply with the applicable disclosures for a change in an accounting principle. These disclosures include the nature of and reason for the change in accounting principle, the transition method, a description of the prior-period information that has been retrospectively adjusted, and the effect of the change on the financial statement line items (i.e., debt issuance cost asset and the debt liability). Management is currently evaluating the effects of ASU 2015-03 on our consolidated financial statements.

In February 2015, the FASB issued Accounting Standards Update ("ASU") No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The new consolidation standard changes the way reporting enterprises evaluate whether (a) they should consolidate limited partnerships and similar entities, (b) fees paid to a decision maker or service provider are variable interests in a variable interest entity ("VIE"), and (c) variable interests in a VIE held by related parties of the reporting enterprise require the reporting enterprise to consolidate the VIE. The guidance is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2015. Early adoption is allowed, including early adoption in an interim period. A reporting entity may apply a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption or may apply the amendments retrospectively. Management is currently assessing the impact, if any, of the adoption of this guidance on our consolidated financial statements.

In January 2015, the FASB issued ASU No. 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. The new guidance eliminates the separate presentation of extraordinary items, net of tax and the related earnings per share, but does not affect the requirement to disclose material items that are unusual in nature or infrequently occurring. The ASU applies to all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Entities have the option to apply the new guidance prospectively or retrospectively, and can choose early adoption. Management does not expect the adoption of this ASU to significantly impact the consolidated financial statements.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2015 and December 31, 2014,  that have or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part II, “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2014, which could materially affect our business, financial condition or future results. We believe our exposure associated with these market risks has not changed materially since December 31, 2014.

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

Interest Rate Risk

We are exposed to the risk of interest rate fluctuations on the interest income earned on our cash and cash equivalents. A hypothetical 100 basis point movement in interest rates applicable to our cash and cash equivalents outstanding at March 31, 2015 would increase interest income by less than $399 thousand on an annual basis. We are subject to foreign currency exchange risk with respect to cash balances maintained in foreign currencies. As of March 31, 2015, there were no outstanding balances on the Credit Facility.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2015.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of March 31, 2015, the end of the period covered by this quarterly report, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

We are not currently subject to any legal proceedings that could have a material adverse effect on our operations; however, we may from time to time become a party to various legal proceedings arising in the ordinary course of our business.  The Company is currently the plaintiff in several patent infringement cases. The defendants in several of these cases have filed counterclaims. Although we cannot predict the outcome of the cases at this time due to the inherent uncertainties of litigation, we continue to pursue our claims and believe that any counterclaims are without merit, and we intend to defend against all such counterclaims.

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, which could materially affect our business, financial condition or future results. The risks described in our Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.  If any of the risks actually occur, our business, financial condition or results of operations could be negatively affected. In that case, the trading price of our stock could decline, and our stockholders may lose part or all of their investment.

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

10.10†	Employment agreement dated as of January 1, 2015 between the Registrant and Daniel Rizer

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and section 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and section 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.PRE	XBRL Presentation Linkbase Document

†	Compensation Arrangement.

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

May 1, 2015