Form 10-Q
period 2015-06-30
SYNCHRONOSS TECHNOLOGIES INC
filed 2015-07-31
CIK 1131554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Large accelerated filer☑	Accelerated filer☐	Non-accelerated filer☐	Smaller Reporting Company☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No☑

Shares outstanding of the Registrant’s common stock:

Class	Outstanding at July 27, 2015
Common stock, $0.0001 par value	43,862,687

SYNCHRONOSS TECHNOLOGIES, INC.

FORM 10-Q INDEX

SYNCHRONOSS TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	June 30, 2015	December 31, 2014

ASSETS
Current assets:
Cash and cash equivalents	$176,053	$235,967
Marketable securities	65,939	51,097
Accounts receivable, net of allowance for doubtful accounts of $117 and $88 at June 30, 2015 and December 31, 2014, respectively	136,391	118,371
Prepaid expenses and other assets	43,275	35,023
Deferred tax assets	5,151	1,475
Total current assets	426,809	441,933
Marketable securities	7,324	3,313
Property and equipment, net	164,142	151,171
Goodwill	175,611	147,135
Intangible assets, net	105,529	99,489
Deferred tax assets	4,355	1,232
Other assets	18,009	18,549
Total assets	$901,779	$862,822

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,476	$25,059
Accrued expenses	37,933	42,679
Deferred revenues	14,424	11,897
Contingent consideration obligation	—	8,000
Total current liabilities	71,833	87,635
Lease financing obligation - long term	13,836	9,204
Convertible debt	230,000	230,000
Deferred tax liability	10,879	3,698
Other liabilities	3,309	3,178
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000 shares authorized, 0 shares issued and outstanding at June 30, 2015 and December 31, 2014	—	—
Common stock, $0.0001 par value; 100,000 shares authorized, 47,514 and 46,444 shares issued; 43,810 and 42,711 outstanding at June 30, 2015 and December 31, 2014, respectively	4	4
Treasury stock, at cost (3,704 and 3,733 shares at June 30, 2015 and December 31, 2014, respectively)	(65,969)	(66,336)
Additional paid-in capital	484,161	454,740
Accumulated other comprehensive loss	(32,702)	(20,014)
Retained earnings	186,428	160,713
Total stockholders’ equity	571,922	529,107
Total liabilities and stockholders’ equity	$901,779	$862,822

See accompanying notes to consolidated financial statements.

SYNCHRONOSS TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net revenues	$137,820	$103,451	$270,746	$201,928
Costs and expenses:
Cost of services*	54,920	41,290	108,575	81,269
Research and development	22,462	17,305	44,486	32,845
Selling, general and administrative	18,717	17,149	39,600	34,274
Net change in contingent consideration obligation	—	115	—	1,326
Restructuring charges	1,451	—	4,691	—
Depreciation and amortization	16,632	13,758	31,467	26,024
Total costs and expenses	114,182	89,617	228,819	175,738
Income from operations	23,638	13,834	41,927	26,190
Interest income	471	154	937	286
Interest expense	(1,418)	(371)	(2,760)	(874)
Other income	415	256	429	1,052
Income before income tax expense	23,106	13,873	40,533	26,654
Income tax expense	(7,952)	(5,509)	(14,818)	(10,705)
Net income	$15,154	$8,364	$25,715	$15,949
Net income per common share:
Basic	$0.36	$0.21	$0.61	$0.40
Diluted	$0.33	$0.20	$0.56	$0.39
Weighted-average common shares outstanding:
Basic	41,870	40,139	41,898	39,961
Diluted	47,271	40,978	47,371	40,878

Comprehensive income	$21,934	$7,867	$13,027	$16,451

*	Cost of services excludes depreciation and amortization which is shown separately.

See accompanying notes to consolidated financial statements.

SYNCHRONOSS TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2015	2014
Operating activities:
Net income	$25,715	$15,949
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	31,467	26,024
Amortization of debt issuance costs	750	—
Amortization of bond premium	756	166
Deferred income taxes	2,065	2,128
Non-cash interest on leased facility	464	460
Stock-based compensation	13,087	12,682
Changes in operating assets and liabilities:
Accounts receivable, net of allowance for doubtful accounts	(19,758)	(21,806)
Prepaid expenses and other current assets	(4,749)	(3,913)
Other assets	(282)	933
Accounts payable	2,869	(2,220)
Accrued expenses	(7,897)	(10,095)
Contingent consideration obligation	(1,532)	2,127
Excess tax benefit from the exercise of stock options	(3,898)	(1,224)
Other liabilities	(172)	1,152
Deferred revenues	2,882	(3,160)
Net cash provided by operating activities	41,767	19,203

Investing activities:
Purchases of fixed assets	(34,947)	(15,672)
Purchases of marketable securities available-for-sale	(72,015)	(4,070)
Maturities of marketable securities available-for-sale	52,375	880
Business acquired, net of cash	(59,481)	(6,322)
Net cash used in investing activities	(114,068)	(25,184)

Financing activities:
Proceeds from the exercise of stock options	11,828	7,870
Payments on contingent consideration obligation	(4,468)	—
Excess tax benefit from the exercise of stock options	3,898	1,224
Proceeds from the sale of treasury stock in connection with an employee stock purchase plan	975	740
Repayments of capital obligations	(564)	(618)
Net cash provided by financing activities	11,669	9,216
Effect of exchange rate changes on cash	718	193
Net (decrease) increase in cash and cash equivalents	(59,914)	3,428
Cash and cash equivalents at beginning of period	235,967	63,512
Cash and cash equivalents at end of period	$176,053	$66,940
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$13,657	$10,275

See accompanying notes to consolidated financial statements.

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

(Amounts in tables in thousands, except for per share data or unless otherwise noted)

The consolidated financial statements as of June 30, 2015 and for the three and six months ended June 30, 2015 and 2014 are unaudited, but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. They do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements and should be read in conjunction with the consolidated financial statements and notes in the Annual Report of Synchronoss Technologies, Inc. incorporated by reference in the Company's annual report on Form 10-K for the year ended December 31, 2014.  The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. The Company has no unconsolidated subsidiaries or investments accounted for under the equity method. The results reported in these consolidated financial statements should not necessarily be taken as indicative of results that may be expected for the entire year. The balance sheet at December 31, 2014 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements. Certain amounts from the prior year’s financial statements have been reclassified to conform to the current year’s presentation.

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

The Company’s Synchronoss Personal Cloud™ platform is specifically designed to power the activation of the devices and technologies that seamlessly connect today’s consumer and leverage the Company’s cloud assets to manage these devices and content associated with them. The Synchronoss WorkSpace™ platform focuses on providing a secure, integrated file sharing and collaboration solution for small and medium businesses. The Company’s consumer and small business platforms and solutions enable Synchronoss to drive a natural extension of the Company’s mobile activations and cloud services with leading wireless networks around the world to link other non-traditional devices (i.e., automobiles, wearables for personal health and wellness, and connected homes).

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

Impact of Recently Issued Accounting Standards

In May 2015, the FASB issued ASU 2015-08, “'Business Combinations (Topic 805): Pushdown Accounting - Amendments to SEC Paragraphs Pursuant to Staff Accounting Bulletin No. 115” (“ASU 2015-08”). The amendments in ASU 2015-08 amend various SEC paragraphs included in the FASB’s Accounting Standards Codification to reflect the issuance of Staff Accounting Bulletin No. 115 (“SAB 115”). SAB 115 rescinds portions of the interpretive guidance included in the SEC’s Staff Accounting Bulletins series and brings existing guidance into conformity with ASU No. 2014-17, “Business Combinations (Topic 805): Pushdown Accounting,” which provides an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. The Company has adopted the amendments in ASU 2015-08, effective May 8, 2015, as the amendments in the update are effective upon issuance. The adoption of this ASU did not significantly impact the consolidated financial statements.

In April 2015, the FASB issued ASU 2015-07, “Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).” This amendment removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share. The updated guidance is effective for public entities for interim and annual periods beginning after December 15, 2016 and early adoption is not permitted. The Company does not expect the adoption of this ASU to significantly impact the consolidated financial statements.

In April 2015, the FASB issued ASU 2015-05, Intangible – Goodwill and Other Internal Use Software (Topic 350-40), as part of its initiative to reduce complexity in accounting standards. This guidance clarified how customers in cloud computing arrangements should determine whether the arrangement includes a software license. The guidance also eliminates the existing requirement for customers to account for software licenses that they acquire by analogizing to the guidance on leases. Instead, entities will account for these arrangements as licenses of intangible assets. For public business entities, the FASB decided that the amendments will be effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted for all entities. The Company does not expect the adoption of this ASU to significantly impact the consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest — Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

(Amounts in tables in thousands, except for per share data or unless otherwise noted)

guidance of debt issuance costs are not affected by the amendments in this update. The guidance is effective for fiscal years beginning after 15 December 2015, and interim periods within those fiscal years. Upon adoption, an entity must apply the guidance retrospectively to all prior periods presented. The Company does not expect the adoption of this ASU to significantly impact the consolidated financial statements.

In May 2014, the FASB and the International Accounting Standards Board (“IASB”) (collectively, the “Boards”) jointly issued a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under US GAAP and IFRS. The standard’s core principle (issued as ASU 2014-09 by the FASB and as IFRS 15 by the IASB), is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The new guidance must be adopted using either a full retrospective approach for all periods presented in the period of adoption or a modified retrospective approach. The effective date is fiscal years beginning after December 15, 2016. Early application is not permitted. The Company is currently evaluating the methods of adoption and the impact that ASU 2014-09 will have on the consolidated financial statements. In April 2015, the FASB proposed a one-year deferral of the effective dates of its new revenue recognition standard for public and nonpublic entities reporting under US GAAP.

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

The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net income attributable to common stockholders per common share. Stock options that are anti-dilutive and excluded from the following table totaled 459 and 1,508 for the three months ended June 30, 2015 and 2014, respectively, and 345 and 1,329 for the six months ended June 30, 2015 and 2014, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Numerator:
Net income attributable to common stockholders	$15,154	$8,364	$25,715	$15,949
Income effect for interest on convertible debt, net of tax	514	—	995	—
Numerator for diluted EPS- Income to common stockholders after assumed conversions	$15,668	$8,364	$26,710	$15,949
Denominator:
Weighted average common shares outstanding — basic	41,870	40,139	41,898	39,961
Dilutive effect of:
Shares from assumed conversion of convertible debt	4,326	—	4,326	—
Options and unvested restricted shares	1,075	839	1,147	917
Weighted average common shares outstanding — diluted	47,271	40,978	47,371	40,878

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

•	Level 3 – Unobservable inputs – includes amounts derived from valuation models where one or more significant inputs are unobservable and require the Company to develop relevant assumptions.

The following is a summary of assets and liabilities held by the Company and their related classifications under the fair value hierarchy:

	June 30, 2015	December 31, 2014
Level 1 (A)	$176,053	$235,967
Level 2 (B)	73,263	54,410
Level 3 (C)	—	(8,000)
Total	$249,316	$282,377

(A)	Level 1 assets include money market funds which are classified as cash equivalents and marketable securities, respectively.
(B)	Level 2 assets include certificates of deposit, municipal bonds, enhanced income money market funds and corporate bonds which are classified as marketable securities.
(C)	Level 3 liabilities include the contingent consideration obligation.

The Company utilizes the market approach to measure fair value for its financial assets. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets. The Company's marketable securities investments classified as Level 2 primarily utilize broker quotes in a non-active market for valuation of these securities. No transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy occurred during the six months ended June 30, 2015.

The aggregate fair value of available-for-sale securities and aggregate amount of unrealized gains and losses for available-for-sale securities at June 30, 2015 were as follows:

		Aggregate Amount of
	Aggregate	Unrealized
	Fair Value	Gains	Losses
Due in one year or less	$65,939	$7	$(92)
Due after one year, less than five years	7,324	7	(7)
	$73,263	$14	$(99)

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

Unrealized gains and losses are reported as a component of accumulated other comprehensive loss in stockholders' equity. The cost of securities sold is based on the specific identification method. The Company evaluates investments with unrealized losses to determine if the losses are other than temporary. The Company has determined that the gross unrealized losses as of June 30, 2015 and December 31, 2014 are temporary. In making this determination, the Company considered the financial condition, credit ratings and near-term prospects of the issuers, the underlying collateral of the investments, and the magnitude of the losses as compared to the cost and the length of time the investments have been in an unrealized loss position. Additionally, while the Company classifies the securities as available-for-sale, the Company does not currently intend to sell such investments and it is more likely than not to recover the carrying value prior to being required to sell such investments.

The Company determined the fair value of the contingent consideration obligation using the probability-weighted income approach derived from quarterly revenue estimates and a probability assessment with respect to the likelihood of achieving the various performance criteria. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement. The significant unobservable inputs used in the fair value measurement of the Company's contingent consideration obligation are the probabilities of achieving certain financial targets and contractual milestones.  Significant increases (decreases) in any of those probabilities in isolation may result in a higher (lower) fair value measurement.  As of December 31, 2014, all of the financial targets and contractual milestones were met and on February 20, 2015 the Company paid out $8 million related to the Strumsoft Earn-out.

The changes in fair value of the Company’s Level 3 contingent consideration obligation during the six months ended June 30, 2015 were as follows:

Level 3
Balance at December 31, 2014	$8,000
Payment of contingent consideration	(8,000)
Balance at June 30, 2015	$—

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

The Company determined the preliminary fair value of the net assets acquired as follows:

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

Acquisition-related costs recognized during the six months ended June 30, 2015, including transaction costs such as legal, accounting, valuation and other professional services, were $862 thousand.

Voxmobili SA (“Vox”)

On July 11, 2014, the Company acquired all outstanding shares of Vox, a French company, for $25.1 million, net of cash acquired and liabilities assumed, subject to certain working capital adjustments. The Company believes that this acquisition contributed to its position as the leading provider of personal cloud solutions to the world’s largest mobile operators.

The Company determined the preliminary fair value of the net assets acquired as follows:

	Purchase Price
	Allocation
Cash	$1,414
Prepaid expenses and other assets	220
Accounts receivable	3,750
Intangible assets:		Wtd. Avg.
Technology	4,900	5 years
Customer relationships	5,000	5 years
Goodwill	16,252
Total assets acquired	31,536
Accounts payable and accrued liabilities	2,118
Deferred revenues	457
Deferred taxes	2,402
Net assets acquired	$26,559

The Company adjusted the preliminary purchase price allocation during the quarter ended June 30, 2015 to increase deferred tax asset by $932 thousand. This adjustment offset goodwill and was the result of the Company analyzing and revising its tax positions in foreign jurisdictions.

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

6. Stockholders’ Equity

Stock Options

The Company uses the Black-Scholes option pricing model for determining the estimated fair value for stock-based awards. The weighted-average assumptions used in the Black-Scholes option pricing model are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Expected stock price volatility	48%	49%	48%	58%
Risk-free interest rate	1.29%	1.27%	1.26%	1.43%
Expected life of options (in years)	4.00	4.20	4.01	4.25
Expected dividend yield	0%	0%	0%	0%

The weighted-average fair value (as of the date of grant) of the options was $17.47 and $12.02 per share for the three months ended June 30, 2015 and 2014, respectively, and $16.56 and $14.59 per share for  the six months ended June 30, 2015 and 2014, respectively.  During the three months ended June 30, 2015 and 2014, the Company recorded total pre-tax stock-based compensation expense of $6.5 million ($4.5 million after tax or $0.10 per diluted share) and $6.8 million ($4.5 million after tax or $0.11 per diluted share), respectively, which includes the fair value for equity awards issued. During the six months ended June 30, 2015 and 2014, the Company recorded total pre-tax stock-based compensation expense of $13.1 million ($9.0 million after tax or $0.19 per diluted share) and $12.7 million ($8.4 million after tax or $0.20 per diluted share), respectively, which includes the fair value for equity awards issued. The total stock-based compensation cost related to unvested equity awards not yet recognized as an expense as of June 30, 2015 was approximately $56.1 million. The expense is expected to be recognized over a weighted-average period of approximately 2.86 years.

The following table summarizes information about stock options outstanding as of June 30, 2015:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
Options	Options	Exercise Price	Term (Years)	Value
Outstanding at December 31, 2014	2,767	$25.81
Options Granted	515	43.04
Options Exercised	(505)	23.43
Options Cancelled	(161)	31.80
Outstanding at June 30, 2015	2,616	$29.28	4.61	$43,230
Vested or expected to vest at June 30, 2015	2,442	$28.86	4.51	$41,395
Exercisable at June 30, 2015	1,347	$23.17	3.35	$30,533

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

(Amounts in tables in thousands, except for per share data or unless otherwise noted)

A summary of the Company’s unvested restricted stock at June 30, 2015, and changes during the six months ended June 30, 2015, is presented below:

Number of
Non-Vested Restricted Stock	Awards
Non-vested at December 31, 2014	1,342
Granted	693
Vested	(456)
Forfeited	(128)
Non-vested at June 30, 2015	1,451

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

The expected life of ESPP shares is the average of the remaining purchase period under each offering period.  The weighted-average assumptions used to value employee stock purchase rights are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Expected stock price volatility	42%	63%	40%	64%
Risk-free interest rate	0.07%	0.07%	0.05%	0.08%
Expected life (in years)	0.50	0.50	0.50	0.50
Expected dividend yield	0%	0%	0%	0%

During the three months ended June 30, 2015 and 2014, the Company recorded $175 thousand and $156 thousand, respectively, of compensation expense related to the ESPP.  During the six months ended June 30, 2015 and 2014, the Company recorded $325 thousand and $355 thousand, respectively, of compensation expense related to the ESPP. During the six months ended June 30, 2015 and 2014, the Company sold a total of 29 thousand and 27 thousand shares, respectively, of its Treasury Stock pursuant to purchases under its ESPP. There were no shares sold during the three months ended June 30, 2015 and 2014. Cash received from purchases through the ESPP during the three months ended June 30, 2015 and 2014, was approximately $975 thousand and $740 thousand, respectively, and is included within the financing activities section of the consolidated statements of cash flows. The total unrecognized compensation expense related to the ESPP as of June 30, 2015 was approximately $77 thousand, which is expected to be recognized over the remainder of the offering period.

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

(Amounts in tables in thousands, except for per share data or unless otherwise noted)

7. Accumulated Other Comprehensive Income (Loss)

Comprehensive income (loss) was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net income	$15,154	$8,364	$25,715	$15,949
Translation adjustments	6,357	(497)	(10,480)	498
Unrealized (loss) gain on securities, (net of tax)	(107)	—	134	4
Net income (loss) on intra-entity foreign currency transactions	530	—	(2,342)	—
Total comprehensive income	$21,934	$7,867	$13,027	$16,451

The changes in accumulated other comprehensive income (loss) during the six months ended June 30, 2015, are as follows, net of tax:

		Unrealized (Loss)
		Income on	Unrealized Holding
		Intra-Entity	Gains (Losses) on
	Foreign	Foreign Currency	Available-for-Sale
	Currency	Transactions	Securities	Total

Balance at December 31, 2014	$(16,980)	$(2,857)	$(177)	$(20,014)
Other comprehensive (loss) income	(10,480)	(2,342)	134	(12,688)
Total comprehensive (loss) income	(10,480)	(2,342)	134	(12,688)
Balance at June 30, 2015	$(27,460)	$(5,199)	$(43)	$(32,702)

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

The changes in Goodwill during the six months ended June 30, 2015 are as follows:

Balance at December 31, 2014	$147,135
F-Secure acquisition	36,454
Reclassifications, adjustments and other	(932)
Translation adjustments	(7,046)
Balance at June 30, 2015	$175,611

The reclassification adjustment of $932 thousand is primarily related to an increase in the Company’s deferred tax asset in connection with a pre-acquisition tax loss.

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

The Company’s intangible assets consist of the following:

	Weighted	June 30, 2015
	Average		Accumulated
	Life	Cost	Amortization	Net

Trade name	4	$1,539	$(1,331)	$208
Technology	7	66,587	(28,614)	37,973
Customer lists and relationships	9	87,770	(26,355)	61,415
Capitalized software and patents	3	9,036	(3,103)	5,933
Order Backlog	—	918	(918)	—
		$165,850	$(60,321)	$105,529

	Weighted	December 31, 2014
	Average		Accumulated
	Life	Cost	Amortization	Net

Trade name	4	$1,589	$(1,324)	$265
Technology	7	71,155	(28,484)	42,671
Customer lists and relationships	9	74,601	(25,283)	49,318
Capitalized software and patents	3	9,346	(2,111)	7,235
Order Backlog	—	918	(918)	—
		$157,609	$(58,120)	$99,489

9. Debt

Credit Facility

In September 2013, the Company entered into a Credit Agreement (the “Credit Facility”) with JP Morgan Chase Bank, N.A., as the administrative agent, Wells Fargo Bank, National Association, as the syndication agent and Capital One, National Association and KeyBank National Association, as co-documentation agents.  The Credit Facility, which can be used for general corporate purposes, is a $100 million unsecured revolving line of credit that matures on September 27, 2018.  The Company pays a commitment fee in the range of 25 to 35 basis points on the unused balance of the revolving credit facility under the Credit Agreement. Commitment fees totaled approximately $88 thousand and $44 thousand during the three months ended June 30, 2015 and 2014, respectively and $151 thousand and $106 thousand during the six months ended June 30, 2015 and 2014, respectively. Synchronoss has the right to request an increase in the aggregate principal amount of the Credit Facility to $150 million.

The Credit Facility is subject to certain financial covenants.  As of June 30, 2015, the Company was in compliance with all required covenants and there were no outstanding balances on the Credit Facility.

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

Holders of the 2019 Notes who convert their notes in connection with a qualifying fundamental change, as defined in the related indenture, may be entitled to a make-whole premium in the form of an increase in the conversion rate. Additionally, following the occurrence of a fundamental change, holders may require that the Company repurchase some or all of the 2019 Notes for cash at a repurchase price equal to 100% of the principal amount of the notes being repurchased, plus accrued and unpaid interest, if any. As of June 30, 2015, none of these conditions existed with respect to the 2019 Notes and as a result, the 2019 Notes are classified as long term.

The 2019 Notes are the Company’s direct senior unsecured obligations and rank equal in right of payment to all of the Company’s existing and future unsecured and unsubordinated indebtedness.

At June 30, 2015, the carrying amount of the liability and the outstanding principal of the 2019 Notes was $230.0 million, with an effective interest rate of approximately 1.36%. The fair value of the 2019 Notes was $259.5 million at June 30, 2015.

The interest expense of the Company’s 2019 Notes related to the contractual interest coupon was $431 thousand for the three months ended June 30, 2015 and $863 thousand for the six months ended June 30, 2015. There was no interest expense related to the 2019 Notes for the three and six months ended June 30, 2014.

10. Restructuring

In January 2015, the Company initiated the preliminary phase of a work-force reduction as part of a corporate restructuring, with reductions occurring across all levels and departments within the Company. This measure was intended to reduce costs and to align the Company’s resources with its key strategic priorities.  As of June 30, 2015, there was $825 thousand of unpaid restructuring charges classified under accrued expenses on the balance sheet.

A summary of the Company’s restructuring accrual at June 30, 2015 and changes during the six months ended June 30, 2015, is presented below:

	Balance at			Balance at
	December 31, 2014	Charges	Payments	June 30, 2015
Employment termination costs	$—	$4,628	$(3,866)	$762
Facilities consolidation	—	63	—	63
Total	$—	$4,691	$(3,866)	$825

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

The Company’s 2011 acquisition agreement with Miyowa SA provided that former shareholders of Miyowa SA would be eligible for earn-out payments, to the extent specified business milestones were achieved following the acquisition.  In December 2013, Eurowebfund and Bakamar, two former shareholders of Miyowa SA, filed a complaint against the Company in the Commercial Court of Paris, France claiming that they are entitled to certain earn-out payments  under the acquisition agreement.  The Company was served with a copy of this complaint in January 2014.  The Company believes Miyowa SA failed to meet the criteria required for it to pay the claimed amounts and that no earn-out payments are owed.  The Company continues to pursue its claims and defend all counterclaims, which counterclaims the Company believes are without merit.  However, due to the inherent uncertainties of litigation, the Company cannot predict the outcome of the lawsuit or estimate any potential loss if the outcome is adverse to the Company.

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

Revenues

We generate a substantial portion of our revenues on a per-transaction or subscription basis, which is derived from contracts that extend up to 60 months from execution. For the three months ended June 30, 2015 and 2014, we derived approximately 73% and 77%, respectively, of our revenues from transactions processed and subscription arrangements. This increase is a result of new subscription arrangements with our existing customers and increased transaction volumes.  The remainder of our revenues were generated from professional services and licenses.

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

Each of AT&T and Verizon Wireless accounted for more than 10% of our revenues for the three months ended June 30, 2015 and 2014. AT&T and Verizon Wireless in the aggregate accounted for 74% and 75% of our revenues for the three months ended June 30, 2015 and 2014, respectively. See “Risk Factors” for certain matters bearing risks on our future results of operations.

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

Restructuring charges consist of the costs associated with the January 2015 work-force reduction plan to reduce costs and align our resources with our key strategic priorities. The restructuring charges include employee termination costs.

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

There were no significant changes in our critical accounting policies and estimates discussed in our Form 10-K during the six months ended June 30, 2015.  Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014 for a more complete discussion of our critical accounting policies and estimates.

Acquisitions

On February 23, 2015, the Company acquired certain cloud assets from F-Secure, an online security and privacy company headquartered in Finland, for cash consideration of $59.5 million, net of liabilities assumed. This acquisition expands the Company’s cloud services customer base.

Results of Operations

Three months ended June 30, 2015 compared to the three months ended June 30, 2014

The following table presents an overview of our results of operations for the three months ended June 30, 2015 and 2014:

	Three Months Ended June 30,
	2015		2014		2015 vs 2014
	$	% of Revenue	$	% of Revenue	$ Change	% Change
	(in thousands)
Net revenues	$137,820	100.0%	$103,451	100.0%	$34,369	33.2%
Cost of services*	54,920	39.8%	41,290	39.9%	13,630	33.0%
Research and development	22,462	16.3%	17,305	16.7%	5,157	29.8%
Selling, general and administrative	18,717	13.6%	17,149	16.6%	1,568	9.1%
Net change in contingent consideration obligation	—	—%	115	0.1%	(115)	(100.0)%
Restructuring charges	1,451	1.1%	—	—%	1,451	100.0%
Depreciation and amortization	16,632	12.1%	13,758	13.3%	2,874	20.9%
Total costs and expenses	114,182	82.8%	89,617	86.6%	24,565	27.4%
Income from operations	$23,638	17.2%	$13,834	13.4%	$9,804	70.9%

*	Cost of services excludes depreciation and amortization which is shown separately.

Net Revenues.  Net revenues increased $34.4 million to $137.8 million for the three months ended June 30, 2015, compared to the same period in 2014.  The increase in transaction and subscription revenue is primarily due to new subscription arrangements and increased transactional services with our existing customers.  Transaction and subscription revenues as a percentage of sales were 73% or $100.3 million for the three months ended June 30, 2015 compared to 77% or $79.1 million for the same period in 2014.  Professional service and license revenues as a percentage of sales were 27% or $ $37.5 million for the three months ended June 30, 2015, compared to 23% or $24.3 million for the same period in 2014. The increase in professional services and license revenue is primarily due to new license agreements and expansion of services with existing and new customers.

Net revenues related to Activation Services increased $9.2 million to $66.0 million for the three months ended June 30, 2015 compared to the same period in 2014.  Activation Services revenue growth was largely attributed to an increased customer base and growth with existing customers. Net revenues related to Activation Services represented 48% for the three months ended June 30, 2015, compared to 55% for the same period in 2014. Net revenues related to our Cloud Services increased by $25.2 million to $71.8 million for the three months ended June 30, 2015 compared to the same period in 2014. The increase in our Cloud Service performance was a result of an increased customer base and increased adoption of our cloud offerings. Net revenues related to our Cloud Services represented 52% for the three months ended June 30, 2015, compared to 45% for the same period in 2014.

Expenses

Cost of Services.  Cost of services increased $13.6 million to $54.9 million for the three months ended June 30, 2015, compared to the same period in 2014,  due primarily to an increase of $8.9 million in colocation costs related to the expansion of our hosting and storage offerings. There was also an increase of $2.1 million in outside consulting expense, due to our increased use of third party exception handling vendors related to expanded programs, operations and migration projects. Additionally, our personnel and related costs increased  $2.3 million as a result of our continued growth in existing and new programs with our customers. Cost of services as a percentage of revenues slightly decreased to 39.8% for the three months ended June 30, 2015, as compared to 39.9% for the same period in 2014.

Research and Development.  Research and development expense increased $5.2 million to $22.5 million for the three months ended June 30, 2015, compared to the same period in 2014 primarily due to an increase of $4.2 million in personnel and related costs as a result of our continued growth as we further expand the capabilities of our offerings, increase in headcount as a result of our acquisitions and the completion of our work on the Synchronoss Workspace™ platform. Software development costs associated with the Synchronoss Workspace platform were capitalized for the three months ended June 30, 2014. Additionally, there was an increase of $1.0 million in facility costs. Research and development expense as a percentage of revenues decreased to 16.3% for the three months ended June 30, 2014 as compared to 16.7% for the same period in 2014.

Selling, General and Administrative.    Selling, general and administrative expense increased $1.6 million to $18.7 million for the three months ended June 30, 2015, compared to the same period in 2014.  This was primarily driven by an increase of $1.7 million in professional fees which relate to accounting and legal costs including additional costs incurred in tax planning activities. There was also an increase of $1.2 million in outside consultants, offset by a decrease of $801 thousand in stock based compensation related to employees terminated as part of our restructuring. Selling, general and administrative expense as a percentage of revenues decreased to 13.6% for the three months ended June 30, 2015, compared to 16.6% for the same period in 2014.

Net change in contingent consideration obligation.  The net change in contingent consideration obligation resulted in a $115 thousand decrease for the three months ended June 30, 2015.  There was no contingent consideration for the three months ended June 30, 2015 due to the completion of all earn-out periods. The prior year consisted of a $115 thousand fair value increase of contingent consideration associated with the Strumsoft earn-out.

Restructuring Charges. Restructuring charges were $1.5 million, related to employment termination and facility consolidation costs, as a result of the January 2015 work‑force reduction plan to reduce costs and align our resources with our key strategic priorities.

Depreciation and amortization. Depreciation and amortization expense increased $2.9 million to $16.6 million for the three months ended June 30, 2015, compared to the same period in 2014. This was primarily related to the increase in depreciable fixed assets necessary for the continued expansion of our platforms and amortization of our newly acquired intangible assets related to our recent acquisitions.  Depreciation and amortization expense as a percentage of revenues decreased to 12.1% for the three months ended June 30, 2015, as compared to 13.3% for the three months ended June 30, 2014.

Income from Operations.  Income from operations increased $9.8 million to $23.6 million for the three months ended June 30, 2015, compared to the same period in 2014.  This was primarily due to increased revenues offset by increases in depreciable fixed assets, intangible amortization, restructuring charges related to our workforce reduction to align our resources with our key strategic priorities and additional costs associated with our acquired operations. Income from operations as a percentage of revenues increased to 17.2% for the three months ended June 30, 2015, as compared to 13.4% for the three months ended June 30, 2014.

Interest income.  Interest income increased $317 thousand to $471 thousand for the three months ended June 30, 2015, compared to the same period in 2014. Interest income increased primarily due to an increase in our cash, cash equivalents and investment balances.

Interest expense.  Interest expense increased $1.0 million to $1.4 million for the three months ended June 30, 2015, compared to the same period in 2014 due primarily to an increase of approximately $784 thousand related to the convertible debt contractual interest and deferred financing costs, an increase of $44 thousand related to our credit facility and a $161 thousand increase related to interest paid on capital leases.

Other income.  Other income increased $159 thousand to $415 thousand for the three months ended June 30, 2015, compared to the same period in 2014.  Other income decreased primarily due to foreign currency exchange rate fluctuations.

Income Tax.  We recognized approximately $8.0 million and $5.5 million in related income tax expenses during the three months ended June 30, 2015 and 2014, respectively. Our effective tax rate was approximately 34.4% for the three months ended June 30, 2015, which was slightly lower than our U.S. federal statutory rate. Our effective tax rate was approximately 39.7% for the three months ended June 30, 2014, which was higher than our U.S. federal statutory rate primarily due to the unfavorable impact of the fair market value adjustment for the contingent consideration obligation related to the Strumsoft earn-out. We review the expected annual effective income tax rate and make changes on a quarterly basis as necessary based on certain factors such as changes in forecasted annual operating income, changes to the actual and forecasted permanent book-to-tax differences, and changes resulting from the impact of tax law changes.

Six months ended June 30, 2015 compared to six months ended June 30, 2014

The following table presents an overview of our results of operations for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,
	2015		2014		2015 vs 2014
	$	% of Revenue	$	% of Revenue	$ Change	% Change
	(in thousands)
Net revenues	$270,746	100.0%	$201,928	100.0%	$68,818	34.1%
Cost of services*	108,575	40.1%	81,269	40.2%	27,306	33.6%
Research and development	44,486	16.4%	32,845	16.3%	11,641	35.4%
Selling, general and administrative	39,600	14.6%	34,274	17.0%	5,326	15.5%
Net change in contingent consideration obligation	—	—%	1,326	0.7%	(1,326)	(100.0)%
Restructuring charges	4,691	1.7%	—	—%	4,691	100.0%
Depreciation and amortization	31,467	11.6%	26,024	12.9%	5,443	20.9%
Total costs and expenses	228,819	84.5%	175,738	87.0%	53,081	30.2%
Income from operations	$41,927	15.5%	$26,190	13.0%	$15,737	60.1%

*	Cost of services excludes depreciation and amortization which is shown separately.

Net Revenues.  Net revenues increased $68.8 million to $270.7 million for the six months ended June 30, 2015, compared to the same period in 2014.  The increase in transaction and subscription revenue is primarily due to new subscription arrangements and increased transactional services with our existing customers. Transaction and subscription revenues as a percentage of sales were 73% or $196.6 million for the six months ended June 30, 2015 compared to 73% or $147.7 million for the same period in 2014.  Professional service and license revenues as a percentage of sales were 27% or $74.1 million for the six months ended June 30, 2015, compared to 27% or $54.2 million for the same period in 2014. The increase in professional services and license revenue is primarily due to new license agreements and expansion of services with existing and new customers.

Net revenues related to Activation Services increased $16.1 million to $127.7 million for the six months ended June 30, 2015, compared to the same period in 2014.  Activation Services revenue growth was largely attributed to an increased customer base and growth with existing customers. Net revenues related to Activation Services represented 47% for the six months ended June 30, 2015, compared to 55% for the same period in 2014.  Net revenues related to our Cloud Services increased by $52.7 million to $143.0 million of our revenues for the six months ended June 30, 2015 compared to the same period in 2014.  The increase in our Cloud Service performance was a result of an increased customer base and continued adoption of our cloud offerings. Net revenues related to our Cloud Services represented 53% for the six months ended June 30, 2015, compared to 45% for the same period in 2014.

Expenses

Cost of Services.  Cost of services increased $27.3 million to $108.6 million for the six months ended June 30, 2015, compared to the same period in 2014, due primarily to an increase of $15.5 million in colocation costs related to the expansion of our hosting and storage offerings.  There was also an increase of $6.2 million in outside consulting expense, due to our increased use of third party exception handling vendors as a result of increased customer volumes. Additionally, our personnel and related costs increased $5.1 million as a result of our continued growth in existing and new programs with our customers. Cost of services as a percentage of revenues decreased to 40.1% for the six months ended June 30, 2015, as compared to 40.2% for the same period in 2014.

Research and Development.  Research and development expense increased $11.6 million to $44.5 million for the six months ended June 30, 2015, compared to the same period in 2014 primarily due to an increase of $8.6 million in personnel and related costs, due to continued growth,  increase in headcount as a result of our acquisitions and completing our work on the Synchronoss Workspace™ platform. Software development costs associated with the Synchronoss Workspace platform were capitalized for the six months ended June 30, 2014. Additionally, there was an increase in facility costs of $2.1 million. Research and development expense as a percentage of revenues increased marginally to 16.4% for the six months ended June 30, 2014 as compared to 16.3% for the same period in 2014.

Selling, General and Administrative.  Selling, general and administrative expense increased $5.3 million to $39.6 million for the six months ended June 30, 2015, compared to the same period in 2014.  The increase is primarily due to a $1.9 million increase in personnel and related costs, a $3.4 million increase in professional fees and a $940 thousand increase in outside consultants.  The increase in personnel and related costs was due to increased headcount as a result of our international expansion. The increase in professional fees relates to accounting and legal costs as a result of our acquisition of F-Secure, tax planning activities and our patent licensing program. As a result of increased revenues, selling, general and administrative expense as a percentage of revenues decreased to 14.6% for the six months ended June 30, 2015, compared to 17.0% for the same period in 2014.

Net change in contingent consideration obligation.  The net change in contingent consideration obligation resulted in a $1.3 million decrease for the six months ended June 30, 2015. There was no contingent consideration for the six months ended June 30, 2015 due to the completion of all earn-out periods. The prior year consisted of a $1.3 million fair value increase of contingent consideration associated with the Strumsoft earn-out.

Restructuring charges. Restructuring charges were $4.7 million, related to employment termination costs and facility consolidation costs, as a result of the January 2015 work‑force reduction plan to reduce costs and align our resources with our key strategic priorities.

Depreciation and amortization. Depreciation and amortization expense increased $5.4 million to $31.5 million for the six months ended June 30, 2015, compared to the same period in 2014, primarily related to the increase in depreciable fixed assets necessary for the continued expansion of our platforms and amortization of our newly acquired intangible assets related to our recent acquisitions. Depreciation and amortization expense as a percentage of revenues decreased to 11.6% for the six months ended June 30, 2015, as compared to 12.9% for the six months ended June 30, 2014.

Income from Operations.  Income from operations increased $15.7 million to $41.9 million for the six months ended June 30, 2015, compared to the same period in 2014. This was primarily due to increased revenues offset by increases in depreciable fixed assets, intangible amortization, restructuring charges related to our work‑force reduction to align our resources with our key strategic priorities and additional costs associated with our acquired operations. Income from operations as a percentage of revenues increased to 15.5% for the six months ended June 30, 2015, as compared to 13.0% for the six months ended June 30, 2014.

Interest income.  Interest income increased $651 thousand to $937 thousand for the six months ended June 30, 2015, compared to the same period in 2014. Interest income increased primarily due to an increase in our cash, cash equivalents and investment balances.

Interest expense.  Interest expense increased $1.9 million to $2.8 million for the six months ended June 30, 2015, compared to the same period in 2014 due to an increase of approximately $1.6 million related to the convertible debt contractual interest and deferred financing costs, and increase of $46 thousand related to our credit facility and a $218 thousand increase related to interest paid on capital leases.

Other income.  Other income decreased $623 thousand to $429 thousand for the six months ended June 30, 2015, compared to the same period in 2014.  Other income decreased primarily due to an increase in New York state refundable research and development tax credits domestically, upon the state’s completion of its audit, and foreign currency exchange rate fluctuations.

Income Tax.  We recognized approximately $14.8 million and $10.7 million in related income tax expense during the six months ended June 30, 2015 and 2014, respectively.  Our effective tax rate was approximately 36.6% for the six months ended June 30, 2015, which was higher than our U.S. federal statutory rate primarily due to analyzing and revising our tax positions in foreign jurisdictions during the period. Our effective tax rate was approximately 40.2% for the six months ended June 30, 2014, which was higher than our U.S. federal statutory rate primarily due to the unfavorable impact of the fair market value adjustment for the contingent consideration obligation related to the Strumsoft earn-out offset by the favorable impact of profits in foreign jurisdictions, which have lower tax rates than the U.S. We review the expected annual effective income tax rate and make changes on a quarterly basis as necessary based on certain factors such as changes in forecasted annual operating income, changes to the actual and forecasted permanent book-to-tax differences, and changes resulting from the impact of tax law changes.

Liquidity and Capital Resources

Our principal source of liquidity has been cash provided by operations. Our cash, cash equivalents and marketable securities balance was $249.3 million at June 30, 2015,  a decrease of $41.1 million as compared to the balance at December 31, 2014.  This decrease was primarily due to $59.5 million paid for the purchase of F-Secure and $34.9 million related to purchases of fixed assets and was offset by cash provided by operations of $41.8 million and $11.7 million provided by our financing activities, predominantly, proceeds from the exercise of stock options. We anticipate that our principal uses of cash in the future will be to fund the expansion of our business through both organic growth as well as possible acquisition activities and the expansion of our customer base internationally.  Uses of cash will also include facility and technology expansion, capital expenditures, and working capital.

On August 12, 2014, we issued $230.0 million aggregate principal amount of 0.75% Convertible Senior Notes due in 2019 (the “2019 Notes”). The 2019 Notes mature on August 15, 2019, and bear interest at a rate of 0.75% per annum payable semi-annually in arrears on February 15 and August 15 of each year. We accounted for the $230 million face value of the debt as a liability and capitalized approximately $7.1 million of financing fees, related to the issuance. At June 30, 2015, the carrying amount of the liability and the outstanding principal of the 2019 Notes was $230.0 million, with an effective interest rate of approximately 1.36%. The fair value of the 2019 Notes was $259.5 million at June 30, 2015.

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

The Credit Facility is subject to certain financial covenants. As of June 30, 2015, we were in compliance with all required covenants and there were no outstanding balances on the Credit Facility.

At June 30, 2015,  our non-U.S. subsidiaries held approximately $13.3 million of cash and cash equivalents that are available for use by all of our operations around the world.  At this time, we believe these funds will be permanently reinvested outside of the U.S.  However, if these funds were repatriated to the U.S. or used for U.S. operations, certain amounts could be subject to U.S. tax for the incremental amount in excess of the foreign tax paid.  Due to the timing and circumstances of repatriation of such earnings, if any, it is not practical to determine the unrecognized deferred tax liability related to the amount.

Discussion of Cash Flows

Cash flows from operations. Net cash provided by operating activities for the six months ended June 30, 2015 was $41.8 million, as compared to $19.2 million provided for the same period in 2014.  Cash flows from operations increased by approximately $22.6 million. The operating cash flows for the six months ended June 30, 2015 benefited from the increase in net income and non-cash items of $16.9 million. Changes in net working capital increased cash flows for the six months ended June 30, 2015 by $14.5 million.

Cash flows from investing.  Net cash used in investing activities for the six months ended June 30, 2015 was $114.1 million, as compared to $25.2 million used for the same period in 2014.  The increase in net cash used in investing activities for the six months ended June 30, 2015 of $88.9 million compared to 2014 was primarily due to the recent acquisition of F-Secure and increased capital expenditures.

Cash flows from financing.  Net cash provided by financing activities for the six months ended June 30, 2015 was $11.7 million, as compared to $9.2 million provided by financing activities for the same period in 2014.  The increase in net cash provided by financing activities for the six months ended June 30, 2015 of $2.5 million as compared to 2014 was primarily due to the $8 million payment of the Strumsoft earn-out, of which $4.5 million was classified as cash flows from financing activities, offset by a $3.9 million increase in proceeds from the exercise of stock options.

We believe that our existing cash and cash equivalents, cash generated from our existing operations, our available credit facilities and other available sources of financing will be sufficient to fund our operations for the next twelve months based on our current business plan.

Effect of Inflation

Although inflation generally affects us by increasing our cost of labor and equipment, we do not believe that inflation has had any material effect on our results of operations for the six months ended June 30, 2015 or 2014.

Impact of Recently Issued Accounting Standards

In May 2015, the FASB issued ASU 2015-08, “'Business Combinations (Topic 805): Pushdown Accounting - Amendments to SEC Paragraphs Pursuant to Staff Accounting Bulletin No. 115” (“ASU 2015-08”). The amendments in ASU 2015-08 amend various SEC paragraphs included in the FASB’s Accounting Standards Codification to reflect the issuance of Staff Accounting Bulletin No. 115 (“SAB 115”). SAB 115 rescinds portions of the interpretive guidance included in the SEC’s Staff Accounting Bulletins series and brings existing guidance into conformity with ASU No. 2014-17, “Business Combinations (Topic 805): Pushdown Accounting,” which provides an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. Management has adopted the amendments in ASU 2015-08, effective May 8, 2015, as the amendments in the update are effective upon issuance. The adoption of this ASU did not significantly impact our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-07, “Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).” This amendment removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share. The updated guidance is effective for public entities for interim and annual periods beginning after December 15, 2016 and early adoption is not permitted. Management does not expect the adoption of this ASU to significantly impact our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-05, Intangible – Goodwill and Other Internal Use Software (Topic 350-40), as part of its initiative to reduce complexity in accounting standards. This guidance clarified how customers in cloud computing arrangements should determine whether the arrangement includes a software license. The guidance also eliminates the existing requirement for customers to account for software licenses that they acquire by analogizing to the guidance on leases. Instead, entities will account for these arrangements as licenses of intangible assets. For public business entities, the FASB decided that the amendments will be effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted for all entities. Management does not expect the adoption of this ASU to significantly impact our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest — Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance of debt issuance costs are not affected by the amendments in this update. The guidance is effective for fiscal years beginning after 15 December 2015, and interim periods within those fiscal years. Upon adoption, an entity must apply the guidance retrospectively to all prior periods presented. Management does not expect the adoption of this ASU to significantly impact our consolidated financial statements.

In May 2014, the FASB and the International Accounting Standards Board (“IASB”) (collectively, the “Boards”) jointly issued a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under US GAAP and IFRS. The standard’s core principle (issued as ASU 2014-09 by the FASB and as IFRS 15 by the IASB), is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The new guidance must be adopted using either a full retrospective approach for all periods presented in the period of adoption or a modified retrospective approach. The effective date is fiscal years beginning after December 15, 2016. Early application is not permitted. Management is currently evaluating the methods of adoption and the impact that ASU 2014-09 will have on our consolidated financial statements. In April 2015, the FASB proposed a one-year deferral of the effective dates of its new revenue recognition standard for public and nonpublic entities reporting under US GAAP.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2015 and December 31, 2014,  that have or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

Contractual Obligations

Our contractual commitments consist of obligations under leases for office space, automobiles, convertible debt and its associated interest expense, computer equipment and furniture and fixtures. The following table summarizes our long‑term contractual obligations as of June 30, 2015 (in thousands).

	Payments Due by Period
		Less Than			More Than
	Total	1 Year	1—3 Years	4—5 Years	5 Years
Long-term lease obligations (1)	$18,297	$1,131	$2,339	$2,441	$12,386
Convertible Senior Notes	230,000	—	—	230,000	—
Interest (2)	7,116	1,725	3,450	1,941	—
Operating lease obligations	48,860	7,054	12,610	11,517	17,679
Capital lease obligations	7,142	1,431	3,466	2,237	8
Purchase obligations (3)	59,806	24,796	28,275	6,735	—
Other long-term liabilities (4)	1,168	74	1,094	—	—
Total	$372,389	$36,211	$51,234	$254,871	$30,073

(1)	Amount represents obligation associated with the Pennsylvania facility lease.
(2)	Represents the interest on the Convertible Senior Notes.
(3)	Amount represents obligations associated with colocation agreements.
(4)	Amount represents unrecognized tax positions recorded in our balance sheet. Although the timing of the settlement is uncertain, we believe this amount will be settled within 3 years.

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

Interest Rate Risk

We are exposed to the risk of interest rate fluctuations on the interest income earned on our cash and cash equivalents. A hypothetical 100 basis point movement in interest rates applicable to our cash and cash equivalents outstanding at June 30, 2015 would increase interest income by less than $591 thousand on an annual basis. We are subject to foreign currency exchange risk with respect to cash balances maintained in foreign currencies. As of June 30, 2015, there were no outstanding balances on the Credit Facility.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2015.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of June 30, 2015, the end of the period covered by this quarterly report, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Our 2011 acquisition agreement with Miyowa SA provided that former shareholders of Miyowa SA would be eligible for earn-out payments to the extent specified business milestones were achieved following the acquisition.  In December 2013, Eurowebfund and Bakamar, two former shareholders of Miyowa SA filed a complaint against us in the Commercial Court of Paris, France claiming that they are entitled to certain earn-out payments under the acquisition agreement.  We were served with a copy of this complaint in January 2014.  We believe Miyowa SA failed to meet the criteria required for us to pay the claimed amounts and that no earn-out payments are owed. We will continue to pursue our claims and defend all counterclaims, which counterclaims we believe are without merit.  However, due to the inherent uncertainties of litigation, we cannot predict the outcome of the lawsuit or estimate any potential loss if the outcome is adverse to the Company.

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

July 31, 2015