Form 10-Q
period 2015-09-30
SYNCHRONOSS TECHNOLOGIES INC
filed 2015-11-05
CIK 1131554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Large accelerated filer☑	Accelerated filer☐	Non-accelerated filer☐	Smaller Reporting Company☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No☑

Shares outstanding of the Registrant’s common stock:

Class	Outstanding at October 28, 2015
Common stock, $0.0001 par value	44,124,489

SYNCHRONOSS TECHNOLOGIES, INC.

FORM 10-Q INDEX

SYNCHRONOSS TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	September 30, 2015	December 31, 2014

ASSETS
Current assets:
Cash and cash equivalents	$143,352	$235,967
Marketable securities	67,452	51,097
Accounts receivable, net of allowance for doubtful accounts of $376 and $88 at September 30, 2015 and December 31, 2014, respectively	157,166	118,371
Prepaid expenses and other assets	32,515	35,023
Deferred tax assets	3,899	1,475
Total current assets	404,384	441,933
Marketable securities	16,195	3,313
Property and equipment, net	168,785	151,171
Goodwill	186,973	147,135
Intangible assets, net	119,408	99,489
Deferred tax assets	7,754	1,232
Other assets	18,140	18,549
Total assets	$921,639	$862,822

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,814	$25,059
Accrued expenses	41,594	42,679
Deferred revenues	14,039	11,897
Contingent consideration obligation	170	8,000
Total current liabilities	70,617	87,635
Lease financing obligation - long term	13,886	9,204
Convertible debt	230,000	230,000
Deferred tax liability	8,440	3,698
Other liabilities	2,970	3,178
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000 shares authorized, 0 shares issued and outstanding at September 30, 2015 and December 31, 2014	—	—
Common stock, $0.0001 par value; 100,000 shares authorized, 47,757 and 46,444 shares issued; 44,078 and 42,711 outstanding at September 30, 2015 and December 31, 2014, respectively	4	4
Treasury stock, at cost (3,679 and 3,733 shares at September 30, 2015 and December 31, 2014, respectively)	(65,651)	(66,336)
Additional paid-in capital	498,653	454,740
Accumulated other comprehensive loss	(33,353)	(20,014)
Retained earnings	196,073	160,713
Total stockholders’ equity	595,726	529,107
Total liabilities and stockholders’ equity	$921,639	$862,822

See accompanying notes to consolidated financial statements.

SYNCHRONOSS TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net revenues	$150,874	$125,175	$421,620	$327,103
Costs and expenses:
Cost of services*	63,438	50,496	172,013	131,766
Research and development	23,986	21,056	68,472	53,902
Selling, general and administrative	21,003	21,382	60,603	55,656
Net change in contingent consideration obligation	—	355	—	1,680
Restructuring charges	399	—	5,090	—
Depreciation and amortization	19,754	16,268	51,221	42,292
Total costs and expenses	128,580	109,557	357,399	285,296
Income from operations	22,294	15,618	64,221	41,807
Interest income	546	358	1,483	867
Interest expense	(1,448)	(1,164)	(4,208)	(2,258)
Other (expense) income	(1,030)	3	(601)	1,052
Income before income tax expense	20,362	14,815	60,895	41,468
Income tax expense	(10,717)	(5,488)	(25,535)	(16,193)
Net income	$9,645	$9,327	$35,360	$25,275
Net income per common share:
Basic	$0.23	$0.23	$0.84	$0.63
Diluted	$0.21	$0.22	$0.77	$0.61
Weighted-average common shares outstanding:
Basic	42,491	40,833	42,077	40,173
Diluted	47,692	44,265	47,505	41,795

Comprehensive income (loss)	$8,994	$(3,004)	$22,021	$13,446

*	Cost of services excludes depreciation and amortization which is shown separately.

See accompanying notes to consolidated financial statements.

SYNCHRONOSS TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2015	2014
Operating activities:
Net income	$35,360	$25,275
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	51,221	42,292
Amortization of debt issuance costs	1,125	242
Amortization of bond premium	1,261	263
Deferred income taxes	(11,772)	(2,407)
Non-cash interest on leased facility	694	709
Stock-based compensation	21,234	20,470
Changes in operating assets and liabilities:
Accounts receivable, net of allowance for doubtful accounts	(40,442)	(40,795)
Prepaid expenses and other current assets	8,020	(4,434)
Other assets	(670)	(2,804)
Accounts payable	106	8,331
Accrued expenses	(4,975)	(1,570)
Contingent consideration obligation	(1,532)	2,881
Excess tax benefit from the exercise of stock options	(4,710)	(754)
Other liabilities	(138)	1,228
Deferred revenues	1,610	(3,925)
Net cash provided by operating activities	56,392	45,002

Investing activities:
Purchases of fixed assets	(53,461)	(24,796)
Purchases of intangible assets	(1,200)	—
Purchases of marketable securities available-for-sale	(105,817)	(27,657)
Maturities of marketable securities available-for-sale	75,370	1,990
Businesses acquired, net of cash	(83,592)	(38,085)
Net cash used in investing activities	(168,700)	(88,548)

Financing activities:
Proceeds from the exercise of stock options	16,752	20,727
Payments on contingent consideration obligation	(4,468)	—
Debt issuance costs related to convertible notes	—	(6,561)
Proceeds from issuance of convertible notes	—	230,000
Borrowings on revolving line of credit	—	40,000
Repayment of revolving line of credit	—	(40,000)
Excess tax benefit from the exercise of stock options	4,710	754
Proceeds from the sale of treasury stock in connection with an employee stock purchase plan	1,902	1,677
Repayments of capital obligations	(1,772)	(1,129)
Net cash provided by financing activities	17,124	245,468
Effect of exchange rate changes on cash	2,569	189
Net (decrease) increase in cash and cash equivalents	(92,615)	202,111
Cash and cash equivalents at beginning of period	235,967	63,512
Cash and cash equivalents at end of period	$143,352	$265,623

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$24,052	$14,152
Cash paid for interest	$3,918	$1,998

See accompanying notes to consolidated financial statements.

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

(Amounts in tables in thousands, except for per share data or unless otherwise noted)

1. Description of Business

Synchronoss Technologies, Inc. (the “Company” or “Synchronoss”) is a mobile innovation company that provides software-based cloud and activation solutions for connected devices to enterprise customers on a global scale.  The Company’s software creates innovative consumer and enterprise solutions that drive billions of transactions on a wide range of connected devices across the world’s leading networks. The Company’s solutions include: intelligent connectivity management and content synchronization, backup and sharing service procurement, provisioning, activation, and support that enable communications service providers (CSPs), cable operators/multi-services operators (MSOs), original equipment manufacturers (OEMs) with embedded connectivity (e.g. smartphones, laptops, tablets and mobile Internet devices, such as automobiles, wearables for personal health and wellness, and connected homes), multi-channel retailers and other customers to accelerate and monetize value-add services for connected devices. This includes automating subscriber activation, order management, upgrades, service provisioning and connectivity and content management from any sales channel to any communication service (wireless or wireline), across any connected device type and managing the transfer, synchronization and sharing of content.

The Company’s Synchronoss Personal Cloud™ platform is specifically designed to power the activation of the devices and technologies that seamlessly connect today’s consumer leveraging the Company’s cloud assets to manage these devices and content associated with them. The Synchronoss WorkSpace™ platform focuses on providing a secure, integrated file sharing and collaboration solution for small and medium businesses. The Company’s consumer and small business platforms and solutions enable Synchronoss to drive a natural extension of the Company’s mobile activations and cloud services with leading wireless networks around the world to link other non-traditional devices (i.e., automobiles, wearables for personal health and wellness, and connected homes).

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

Through the use of the Company’s platforms, the Company’s customers can simplify the processes associated with managing the customer experience for procuring, activating, connecting, backing-up, synchronizing and social media and enterprise-wide sharing/collaboration with connected devices and content from these devices and associated services.  The extensibility, scalability, reliability and relevance of the Company’s platforms enable new revenue streams and retention opportunities for the Company’s customers through new subscriber acquisitions, sale of new devices, accessories and new value-added service offerings in the Cloud, while optimizing their cost of operations and enhancing customer experience. The Company currently operates in and markets its solutions and services directly through the Company’s sales organizations in North America, Europe and Asia-Pacific.

The Company’s industry-leading customers include Tier 1 mobile service providers such as AT&T Inc., Verizon, Vodafone, Orange, Sprint, Telstra and U.S. Cellular, Tier 1 cable operators/MSOs and wireline operators like AT&T Inc., Comcast, Cablevision, Charter, CenturyLink, Mediacom and Level 3 Communications and large OEMs such as Apple and Ericsson.  These customers utilize the Company’s platforms, technology and services to service both consumer and business customers.

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

(Amounts in tables in thousands, except for per share data or unless otherwise noted)

2. Basis of Presentation and Consolidation

The consolidated financial statements as of September 30, 2015 and for the three and nine months ended September 30, 2015 and 2014 are unaudited, but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. They do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements and should be read in conjunction with the consolidated financial statements and notes in the Annual Report of Synchronoss Technologies, Inc. incorporated by reference in the Company's annual report on Form 10-K for the year ended December 31, 2014.  The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. The Company has no unconsolidated subsidiaries or investments accounted for under the equity method. The results reported in these consolidated financial statements should not necessarily be taken as indicative of results that may be expected for the entire year. Certain amounts from the prior year’s financial statements have been reclassified to conform to the current year’s presentation and such amounts were not considered material to amend prior periods.

For further information about the Company’s basis of presentation and consolidation or its significant accounting policies, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2014.

Recently Issued Accounting Standards

In September 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-16, simplifying the Accounting for Measurement-Period Adjustments that eliminates the requirement to restate prior period financial statements for measurement period adjustments. The new guidance requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. The new guidance does not change what constitutes a measurement period adjustment. The Company does not expect the adoption of this ASU to significantly impact the consolidated financial statements.

In August 2015, the FASB issued ASU 2015-15 Interest- Imputation of Interest, final guidance that requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the debt liability rather than as an asset. This publication has been updated to reflect an SEC staff member’s comment in June 2015 that the staff will not object to an entity presenting the cost of securing a revolving line of credit as an asset, regardless of whether a balance is outstanding. The Company does not expect the adoption of this ASU to significantly impact the consolidated financial statements.

In May 2014, the FASB and the International Accounting Standards Board (“IASB”) (collectively, the “Boards”) jointly issued a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under US GAAP and IFRS. The standard’s core principle (issued as ASU 2014-09 by the FASB and as IFRS 15 by the IASB), is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The new guidance must be adopted using either a full retrospective approach for all periods presented in the period of adoption or a modified retrospective approach. In August 2015, the FASB issued ASU No. 2015-14, which defers the effective date of ASU 2014-09 by one year, and would allow entities the option to early adopt the new revenue standard as of the original effective date. The Company is currently evaluating their adoption method and the impact of the standard on the consolidated financial statements.

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

(Amounts in tables in thousands, except for per share data or unless otherwise noted)

3. Earnings per Common Share

Basic earnings per share is calculated by using the weighted-average number of common shares outstanding during the period, excluding amounts associated with restricted shares.

The diluted earnings per share calculation is based on the weighted-average number of shares of common stock outstanding adjusted for the number of additional shares that would have been outstanding had all potentially dilutive common shares been issued.

Potentially dilutive shares of common stock include stock options, convertible debt and unvested restricted stock.  The dilutive effects of stock options and restricted stock awards are based on the treasury stock method.  The dilutive effect of the assumed conversion of convertible debt is determined using the if-converted method. The after-tax effect of interest expense related to the convertible securities is added back to net income, and the convertible debt is assumed to have been converted into common shares at the beginning of the period.

The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net income attributable to common stockholders per common share. Stock options that are anti-dilutive and excluded from the following table totaled 745 thousand and 834 thousand for the three months ended September 30, 2015 and 2014, respectively, and 434 thousand and 1.4 million for the nine months ended September 30, 2015 and 2014, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator:
Net income attributable to common stockholders	$9,645	$9,327	$35,360	$25,275
Income effect for interest on convertible debt, net of tax	377	247	1,366	247
Numerator for diluted EPS- Income to common stockholders after assumed conversions	$10,022	$9,574	$36,726	$25,522
Denominator:
Weighted average common shares outstanding — basic	42,491	40,833	42,077	40,173
Dilutive effect of:
Shares from assumed conversion of convertible debt	4,326	2,257	4,326	576
Options and unvested restricted shares	875	1,175	1,102	1,046
Weighted average common shares outstanding — diluted	47,692	44,265	47,505	41,795

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

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

(Amounts in tables in thousands, except for per share data or unless otherwise noted)

The following is a summary of assets and liabilities held by the Company and their related classifications under the fair value hierarchy:

	September 30, 2015	December 31, 2014
Level 1 (A)	$143,352	$235,967
Level 2 (B)	83,647	54,410
Level 3 (C)	(170)	(8,000)
Total	$226,829	$282,377

(A)	Level 1 assets include money market funds which are classified as cash equivalents and marketable securities, respectively.
(B)	Level 2 assets include certificates of deposit, municipal bonds, enhanced income money market funds and corporate bonds which are classified as marketable securities.
(C)	Level 3 liabilities include the contingent consideration obligation.

The Company utilizes the market approach to measure fair value for its financial assets. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets. The Company's marketable securities investments classified as Level 2 primarily utilize broker quotes in a non-active market for valuation of these securities. No transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy occurred during the nine months ended September 30, 2015.

Available-for-Sale Securities

The aggregate fair value of available-for-sale securities and aggregate amount of unrealized gains and losses for available-for-sale securities at September 30, 2015 were as follows:

		Aggregate Amount of
	Aggregate	Unrealized
	Fair Value	Gains	Losses
Due in one year or less	$67,452	$15	$(110)
Due after one year, less than five years	16,195	19	(9)
	$83,647	$34	$(119)

The aggregate fair value of available-for-sale securities and aggregate amount of unrealized gains and losses for available-for-sale securities at December 31, 2014 were as follows:

		Aggregate Amount of
	Aggregate	Unrealized
	Fair Value	Gains	Losses
Due in one year or less	$51,097	$10	$(72)
Due after one year, less than five years	3,313	2	(3)
	$54,410	$12	$(75)

Unrealized gains and losses are reported as a component of accumulated other comprehensive loss in stockholders' equity. The cost of securities sold is based on the specific identification method. The Company evaluates investments with unrealized losses to determine if the losses are other than temporary. The Company has determined that the gross unrealized losses as of September 30, 2015 and December 31, 2014 are temporary. In making this determination, the Company considered the financial condition, credit ratings and near-term prospects of the issuers, the underlying collateral of the investments, and the magnitude of the losses as compared to the cost and the length of time the investments have been in an unrealized loss position. Additionally, while the Company classifies the securities as available-for-sale, the Company does not currently intend to sell such investments and it is more likely than not to recover the carrying value prior to being required to sell such investments.

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Contingent Consideration

The Company determined the fair value of the contingent consideration related to Razorsight using a real options approach which uses a risk-adjusted expected growth rate based on assessments of expected growth in revenue, adjusted by an appropriate factor. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement. The significant unobservable inputs used in the fair value measurement of the Company’s contingent consideration obligation are the probabilities of achieving certain financial targets and contractual milestones.  Significant increases (decreases) in any of those probabilities in isolation may result in a higher (lower) fair value measurement.

The Company determined the fair value of the contingent consideration obligation related to Strumsoft using the probability-weighted income approach derived from quarterly revenue estimates and a probability assessment with respect to the likelihood of achieving the various performance criteria. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement. The significant unobservable inputs used in the fair value measurement of the Company's contingent consideration obligation are the probabilities of achieving certain financial targets and contractual milestones.  Significant increases (decreases) in any of those probabilities in isolation may result in a higher (lower) fair value measurement.  As of December 31, 2014, all of the financial targets and contractual milestones were met and on February 20, 2015 the Company paid out $8 million related to the Strumsoft Earn-out.

The changes in fair value of the Company’s Level 3 contingent consideration obligation during the nine months ended September 30, 2015 were as follows:

Level 3
Balance at December 31, 2014	$8,000
Payment of contingent consideration	(8,000)
Addition of Razorsight earn-out	170
Balance at September 30, 2015	$170

5. Acquisition

Razorsight Corporation (“Razorsight”)

On August 4, 2015, the Company acquired all outstanding shares of Razorsight for $25.3 million, net of liabilities assumed. In addition, the Company potentially may make payments ("Razorsight Earn-out") totaling up to approximately $15 million based on the ability to achieve a range of business objectives for the period from the acquisition date through December 31, 2016.

Razorsight offers cloud-based analytics solutions for communications service providers. Their cloud-based products embed advanced statistical analysis and predictive analytics to proactively pinpoint customer attrition risk, revenue opportunities, and better customer experiences.  Synchronoss believes that this acquisition will strategically enhance the Company’s product portfolio allowing the Company to reach a broader client base and by expanding their value proposition and more deeply embedding their platform.

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

(Amounts in tables in thousands, except for per share data or unless otherwise noted)

The Company determined the preliminary fair value of the net assets acquired as follows:

	Purchase Price
	Allocation
Cash	$1,172
Prepaid expenses and other assets	1,300
Accounts receivable	120
Equipment	879
Other assets - long term	144
Intangible assets:		Wtd. Avg.
Technology	9,200	4 years
Customer relationships	11,690	10 years
Goodwill	11,874
Total assets acquired	36,379
Accounts payable and accrued liabilities	2,211
Lease obligation	284
Deferred revenues	965
Contingent consideration	170
Deferred taxes	7,465
Net assets acquired	$25,284

The goodwill recorded in connection with this acquisition was based on operating synergies and other benefits expected to result from the combined operations and the assembled workforce acquired. The goodwill acquired is not deductible for tax purposes.

Acquisition-related costs, including transaction costs such as legal, accounting, valuation and other professional services, were $112 thousand.

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

Acquisition-related costs recognized during the nine months ended September 30, 2015, including transaction costs such as legal, accounting, valuation and other professional services, were $862 thousand.

6. Stockholders’ Equity

Stock- based Compensation

The following table summarizes information about stock-based compensation, which includes the fair value for equity awards issued:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Pre-tax stock based compensation expense	$8,143	$7,788	$21,234	$20,470
Tax effect of stock based compensation	2,570	2,637	6,701	6,962
Cash received from the exercise of options	4,924	12,857	16,752	20,727

The total stock-based compensation cost related to unvested equity awards as of September 30, 2015 was approximately $67.0 million. The expense is expected to be recognized over a weighted-average period of approximately 2.73 years.

A summary of the Company’s unvested restricted stock at September 30, 2015, and changes during the nine months ended September 30, 2015, is presented below:

Number of
Non-Vested Restricted Stock	Awards
Non-vested at December 31, 2014	1,342
Granted	765
Vested	(524)
Forfeited	(158)
Non-vested at September 30, 2015	1,425

Stock Options

The following table summarizes information about stock options outstanding as of September 30, 2015:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
Options	Options	Exercise Price	Term (Years)	Value
Outstanding at December 31, 2014	2,767	$25.81
Options Granted	594	43.22
Options Exercised	(706)	23.73
Options Cancelled	(173)	32.00
Outstanding at September 30, 2015	2,482	$30.13	4.52	$13,119
Vested or expected to vest at September 30, 2015	2,339	$29.80	4.43	$12,973
Exercisable at September 30, 2015	1,247	$23.55	3.14	$11,681

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

(Amounts in tables in thousands, except for per share data or unless otherwise noted)

The Company uses the Black-Scholes option pricing model for determining the estimated fair value for stock-based awards. The weighted-average assumptions used in the Black-Scholes option pricing model are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Expected stock price volatility	46%	48%	48%	58%
Risk-free interest rate	1.27%	1.33%	1.26%	1.43%
Expected life of options (in years)	3.98	4.12	4.00	4.25
Expected dividend yield	0%	0%	0%	0%

The weighted-average fair value (as of the date of grant) of the options was $15.53 and $17.03 per share for the three months ended September 30, 2015 and 2014, respectively, and $16.54 and $14.64 per share for the nine months ended September 30, 2015 and 2014, respectively.

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

The expected life of ESPP shares is the average of the remaining purchase period under each offering period.  The weighted-average assumptions used to value employee stock purchase rights are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Expected stock price volatility	36%	63%	36%	52%
Risk-free interest rate	0.25%	0.07%	0.24%	0.06%
Expected life (in years)	0.50	0.50	0.50	0.50
Expected dividend yield	0%	0%	0%	0%

The weighted-average fair value (as of the date of grant) of the ESPP shares was $11.82 and $10.58 per share for the three months ended September 30, 2015 and 2014, respectively, and $11.82 and $10.54 per share for the nine months ended September 30, 2015 and 2014, respectively.

The following table summarizes information about the ESPP Plan:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Compensation expense	$150	$148	$475	$503
Treasury shares sold	25	34	54	61
Cash received from purchases (1)	$927	$937	$1,902	$1,677

(1)	Included within the financing activities section of the consolidated statements of cash flows.

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

(Amounts in tables in thousands, except for per share data or unless otherwise noted)

The total unrecognized compensation expense related to the ESPP as of September 30, 2015 was approximately $197 thousand, which is expected to be recognized over the remainder of the offering period.

7. Accumulated Other Comprehensive Income (Loss)

Comprehensive income (loss) was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net income	$9,645	$9,327	$35,360	$25,275
Translation adjustments	(971)	(10,652)	(11,681)	(6,735)
Unrealized (loss) gain on securities, (net of tax)	255	(47)	389	(43)
Net income (loss) on intra-entity foreign currency transactions, (net of tax)	65	(1,632)	(2,047)	(5,051)
Total comprehensive income (loss)	$8,994	$(3,004)	$22,021	$13,446

The changes in accumulated other comprehensive income (loss) during the nine months ended September 30, 2015, are as follows, net of tax:

		Unrealized (Loss)
		Income on	Unrealized Holding
		Intra-Entity	Gains (Losses) on
	Foreign	Foreign Currency	Available-for-Sale
	Currency	Transactions	Securities	Total

Balance at December 31, 2014	$(16,880)	$(2,957)	$(177)	$(20,014)
Other comprehensive (loss) income	(11,681)	(3,715)	400	(14,996)
Tax effect	—	1,668	(11)	1,657
Total comprehensive (loss) income	(11,681)	(2,047)	389	(13,339)
Balance at September 30, 2015	$(28,561)	$(5,004)	$212	$(33,353)

8. Goodwill and Intangibles

Goodwill

The Company records goodwill which represents the excess of the purchase price over the fair value of assets acquired, including other definite-lived intangible assets. Goodwill is reviewed annually for impairment or upon the occurrence of events or changes in circumstances that would more likely than not reduce the fair value of the reporting unit below its carrying amount.

The changes in Goodwill during the nine months ended September 30, 2015 are as follows:

Balance at December 31, 2014	$147,135
Acquisitions	48,328
Reclassifications, adjustments and other	(30)
Translation adjustments	(8,460)
Balance at September 30, 2015	$186,973

The reclassification adjustment of $30 thousand is primarily related to a change in the Company’s deferred tax asset in connection with a pre-acquisition tax loss.

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Other Intangible Assets

Intangible assets consist primarily of trade names, technology, and customer lists and relationships. These intangible assets are amortized on the straight‑line method over the estimated useful life. Amortization expense for the nine months ended September 30, 2015 and the year ended December 31, 2014 was $20.0 million and $19.8 million, respectively.

The Company’s intangible assets consist of the following:

	Weighted	September 30, 2015
	Average		Accumulated
	Life	Cost	Amortization	Net

Trade name	4	$1,539	$(1,360)	$179
Technology	7	75,549	(31,845)	43,704
Customer lists and relationships	9	99,992	(29,935)	70,057
Capitalized software and patents	3	9,051	(3,583)	5,468
Order Backlog	—	918	(918)	—
	8	$187,049	$(67,641)	$119,408

	Weighted	December 31, 2014
	Average		Accumulated
	Life	Cost	Amortization	Net

Trade name	4	$1,564	$(1,299)	$265
Technology	7	66,931	(24,260)	42,671
Customer lists and relationships	10	70,443	(21,126)	49,317
Capitalized software and patents	3	9,346	(2,110)	7,236
Order Backlog	—	918	(918)	—
	8	$149,202	$(49,713)	$99,489

Estimated future amortization expense of its intangible assets for the next five years is as follows:

Year ending December 31:
2015	$9,071
2016	28,896
2017	22,612
2018	20,385
2019	15,887
2020	6,657

9. Debt

Credit Facility

In September 2013, the Company entered into a Credit Agreement (the “Credit Facility”) with JP Morgan Chase Bank, N.A., as the administrative agent, Wells Fargo Bank, National Association, as the syndication agent and Capital One, National Association and KeyBank National Association, as co-documentation agents.  The Credit Facility, which can be used for general corporate purposes, is a $100 million unsecured revolving line of credit that matures on September 27, 2018.  The Company pays a commitment fee in the range of 25 to 35 basis points on the unused balance of the revolving credit facility under the Credit Agreement. Commitment fees

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

(Amounts in tables in thousands, except for per share data or unless otherwise noted)

totaled approximately $89 thousand and $46 thousand during the three months ended September 30, 2015 and 2014, respectively and $241 thousand and $171 thousand during the nine months ended September 30, 2015 and 2014, respectively. Synchronoss has the right to request an increase in the aggregate principal amount of the Credit Facility to $150 million.

The Credit Facility is subject to certain financial covenants. As of September 30, 2015, the Company was in compliance with all required covenants and there were no outstanding balances on the Credit Facility.

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

Holders of the 2019 Notes who convert their notes in connection with a qualifying fundamental change, as defined in the related indenture, may be entitled to a make-whole premium in the form of an increase in the conversion rate. Additionally, following the occurrence of a fundamental change, holders may require that the Company repurchase some or all of the 2019 Notes for cash at a repurchase price equal to 100% of the principal amount of the notes being repurchased, plus accrued and unpaid interest, if any. As of September 30, 2015, none of these conditions existed with respect to the 2019 Notes and as a result, the 2019 Notes are classified as long term.

The 2019 Notes are the Company’s direct senior unsecured obligations and rank equal in right of payment to all of the Company’s existing and future unsecured and unsubordinated indebtedness.

At September 30, 2015, the carrying amount of the liability and the outstanding principal of the 2019 Notes was $230.0 million, with an effective interest rate of approximately 1.36%. The fair value of the 2019 Notes was $225.1 million at September 30, 2015. The fair value of the liability of the 2019 Notes was determined using a discounted cash flow model based on current market interest rates available to the Company. These inputs are corroborated by observable market data for similar liabilities and therefore classified within Level 2 of the fair-value hierarchy.

The interest expense of the Company’s 2019 Notes related to the contractual interest coupon was $431 thousand and $216 thousand for the three months ended September 30, 2015 and 2014, respectively and $1.3 million and $216 thousand for the nine months ended September 30, 2015 and 2014, respectively.

10. Restructuring

In January 2015, the Company initiated the preliminary phase of a work-force reduction as part of a corporate restructuring, with reductions occurring across all levels and departments within the Company. This measure was intended to reduce costs and to align the Company’s resources with its key strategic priorities.  As of September 30, 2015, there was $213 thousand of unpaid restructuring charges classified under accrued expenses on the balance sheet.

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

(Amounts in tables in thousands, except for per share data or unless otherwise noted)

A summary of the Company’s restructuring accrual at September 30, 2015 and changes during the nine months ended September 30, 2015, is presented below:

	Balance at			Balance at
	December 31, 2014	Charges	Payments	September 30, 2015
Employment termination costs	$—	$5,027	$(4,877)	$150
Facilities consolidation	—	63	—	63
Total	$—	$5,090	$(4,877)	$213

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

Overview

We are a mobile innovation company that provides cloud solutions and software-based activation for connected devices globally.  Such services include intelligent connectivity management and content synchronization, backup and sharing, as well as device and service procurement, provisioning, activation, and support, that enable communications service providers (“CSPs”), cable operators/multi-services operators (“MSOs”), original equipment manufacturers (“OEMs”) with embedded connectivity (e.g. smartphones, laptops, tablets and mobile Internet devices, such as automobiles, wearables for personal health and wellness, and connected homes), multi-channel retailers and other customers to accelerate and monetize their go-to-market strategies for connected devices. This includes automating subscriber activation, order management, upgrades, service provisioning and connectivity and content management from any sales channel to any communication service (wireless or wireline), across any connected device type and managing the transfer, synchronization and sharing of content.  Our global solutions touch all aspects of connected devices on the mobile Internet.

Our Synchronoss Personal Cloud™ solution targets individual consumers while our Synchronoss WorkSpace™ solution focuses on providing a secure, integrated file sharing and collaboration solution for small and medium businesses.  In addition, our Integrated Life™ platform is specifically designed to power the activation of the devices and technologies that seamlessly connect today’s consumer leveraging our cloud assets to manage these devices and contents associated with them. The Integrated Life™ platform enables us to drive a natural extension of our mobile activations and cloud services with leading wireless networks around the world to link other non-traditional devices (i.e., automobiles, wearables for personal health and wellness, and connected homes).

Our Activation Services, Synchronoss Personal Cloud™, Synchronoss WorkSpace™, and Synchronoss Integrated Life™ platforms provide end-to-end seamless integration between customer-facing channels/applications, communication services, or devices and “back-office” infrastructure-related systems and processes. Our customers rely on our solutions and technology to automate the process of activation and content and settings management for their customers’ devices while delivering additional communication services. Our Synchronoss Integrated Life™ platform brings together the capabilities of device/service activation with content and settings management to provide a seamless experience of activating and managing non-traditional devices.  Our platforms also support automated customer care processes through use of accurate and effective speech processing technology and enable our customers to offer their subscribers the ability to store in and retrieve from the Cloud their personal and work content and data to their connected mobile devices, such as personal computers, smartphones and tablets.  Our platforms are designed to be carrier-grade, high availability, flexible and scalable to enable multiple converged communication services to be managed across multiple distribution channels, including e-commerce, m-commerce, telesales, customer stores, indirect and other retail outlets, allowing us to meet the rapidly changing and converging services and connected devices offered by our customers. We enable our customers to acquire, retain and service subscribers quickly, reliably and cost-effectively by enabling backup, restore, synchronization and sharing of subscriber content.  Through the use of our platforms, our customers can simplify the processes associated with managing the customer experience for procuring, activating, connecting, backing-up, synchronizing and social media and enterprise-wide sharing/collaboration connected devices and content from these devices and associated services.  The extensibility, scalability, reliability and relevance of our platforms enable new revenue streams and retention opportunities for our customers through new subscriber acquisitions, sale of new devices, accessories and new value-added service offerings in the Cloud, while optimizing their cost of operations and enhancing customer experience.

We currently operate in and market our solutions and services directly through our sales organizations in North America, Europe and Asia-Pacific.

Our industry-leading customers include Tier 1 mobile service providers such as AT&T Inc., Verizon, Vodafone, Orange, Sprint, Telstra and U.S. Cellular, Tier 1 cable operators/MSOs and wireline operators like AT&T Inc., Comcast, Cablevision, Charter, CenturyLink, Mediacom and Level 3 Communications, and large OEMs such as Apple and Ericsson.  These customers utilize our platforms, technology and services to service both consumer and business customers.

Revenues

We generate a substantial portion of our revenues on a per-transaction or subscription basis, which is derived from contracts that extend up to 60 months from execution. For the three months ended September 30, 2015 and 2014, we derived approximately 73% and 80%, respectively, of our revenues from transactions processed and subscription arrangements. The change is a result of a shift in revenue mix related to an increase in professional services and license revenue primarily due to new license agreements and expansion of services with existing and new customers.

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

Most of our revenues are recorded in U.S. dollars but as we continue to expand our footprint with international carriers and increase the extent of recording our international activities in local currencies, we will become subject to currency translation risk that could affect our future net sales as reported in U.S. dollars.

Each of AT&T and Verizon accounted for more than 10% of our revenues for the three months ended September 30, 2015 and 2014. AT&T and Verizon in the aggregate accounted for 75% of our revenues for the three months ended September 30, 2015 and 2014. See “Risk Factors” for certain matters bearing risks on our future results of operations.

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

Research and development costs are expensed as incurred unless they meet U.S. Generally Accepted Accounting Principles (“GAAP”) criteria for deferral and amortization. Software development costs incurred prior to the establishment of technological feasibility do not meet these criteria, and are expensed as incurred. Research and development expense consists primarily of costs related to personnel, including salaries and other personnel-related expenses, consulting fees and the cost of facilities, computer and support services used in service technology development. We also expense costs relating to developing minor modifications and enhancements of our existing technology and services.

Selling, general and administrative expense consists of personnel costs including salaries, sales commissions, sales operations and other personnel-related expenses, travel and related expenses, trade shows, costs of communications equipment and support services, facilities costs, consulting fees, costs of marketing programs, such as internet and print and other overhead costs.

Net change in contingent consideration obligation consists of the changes to the fair value estimate of the obligation to the former equity holders which resulted from our acquisitions. The estimate is based on the weighted probability of achieving certain financial targets and milestones. Most of the contingent consideration obligation earn-out periods are no longer than 12 months in duration.  As such, we recognize the changes in fair value over that period.  Final determination of the payment is done up to 90 days after the earn-out period.

Restructuring charges consist of the costs associated with the January 2015 work-force reduction plan to reduce costs and align our resources with our key strategic priorities. The restructuring charges include employee termination and facilities consolidation costs.

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

Bring Your Own Technology is impacting the work environment for Small and Medium Businesses, which find themselves in a position where they need to offer their employees a safe environment to share and collaborate on their work documents and files via mobile devices. Leveraging our Synchronoss Personal Cloud™ solution infrastructure and technology to build our Synchronoss WorkSpace™ solution for this purpose is enabling us to serve a new and emerging market, which we believe will also contribute to our growth.

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

We continue to advance our plans for the expansion of our platforms' footprint with broadband carriers and international mobile carriers to support connected devices and multiple networks through our focus on transaction management and cloud-based services for back up, synchronization and sharing of content. Our initiatives with AT&T, Verizon, Vodafone and other CSPs continue to grow both with our current businesses as well as new products. We are also exploring additional opportunities through merger and acquisition activities to support our customer, product and geographic diversification strategies.

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

There were no significant changes in our critical accounting policies and estimates discussed in our Form 10-K during the nine months ended September 30, 2015.  Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014 for a more complete discussion of our critical accounting policies and estimates.

Key Developments

On August 4, 2015, the Company acquired all outstanding shares of Razorsight for $25.3 million, net of liabilities assumed. Razorsight offers cloud-based analytics solutions for communications service providers. Their cloud-based products embed advanced statistical analysis and predictive analytics to proactively pinpoint customer attrition risk, revenue opportunities, and better customer experiences.  Synchronoss believes that this acquisition will strategically enhance the Company’s product portfolio allowing the Company to reach a broader client base and by expanding its value proposition and more deeply embedding its platforms.

On February 23, 2015, the Company acquired certain cloud assets from F-Secure, an online security and privacy company headquartered in Finland, for cash consideration of $59.5 million, net of liabilities assumed. This acquisition expands the Company’s cloud services customer base.

Results of Operations

Three months ended September 30, 2015 compared to the three months ended September 30, 2014

The following table presents an overview of our results of operations for the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30,
	2015		2014		2015 vs 2014
	$	% of Revenue	$	% of Revenue	$ Change	% Change
	(in thousands)
Net revenues	$150,874	100.0%	$125,175	100.0%	$25,699	20.5%
Cost of services*	63,438	42.0%	50,496	40.3%	12,942	25.6%
Research and development	23,986	15.9%	21,056	16.8%	2,930	13.9%
Selling, general and administrative	21,003	13.9%	21,382	17.1%	(379)	(1.8)%
Net change in contingent consideration obligation	—	—%	355	0.3%	(355)	(100.0)%
Restructuring charges	399	0.3%	—	—%	399	100.0%
Depreciation and amortization	19,754	13.1%	16,268	13.0%	3,486	21.4%
Total costs and expenses	128,580	85.2%	109,557	87.5%	19,023	17.4%
Income from operations	$22,294	14.8%	$15,618	12.5%	$6,676	42.7%

*	Cost of services excludes depreciation and amortization which is shown separately.

Net Revenues.  Net revenues increased $25.7 million to $150.9 million for the three months ended September 30, 2015, compared to the same period in 2014. Transaction and subscription revenues as a percentage of sales were 73% or $109.4 million for the three months ended September 30, 2015 compared to 80% or $100.3 million for the same period in 2014. The $7 million increase in transaction and subscription revenue is primarily due to new subscription arrangements and increased transactional services with our existing customers.  Professional service and license revenues as a percentage of sales were 27% or $41.5 million for the three months ended September 30, 2015, compared to 20% or $24.9 million for the same period in 2014. The increase in professional services and license revenue is primarily due to new license agreements and expansion of services with existing and new customers.

Net revenues related to Activation Services increased $7.4 million to $74.8 million for the three months ended September 30, 2015 compared to the same period in 2014.  Activation Services revenue growth was largely attributed to an increased customer base and growth with existing customers. Net revenues related to Activation Services represented 50% for the three months ended September 30, 2015, compared to 54% for the same period in 2014. Net revenues related to our Cloud Services increased by $18.3 million to $76.1 million for the three months ended September 30, 2015 compared to the same period in 2014. The increase in our Cloud Service performance was a result of an increased customer base and increased adoption of our cloud offerings. Net revenues related to our Cloud Services represented 50% for the three months ended September 30, 2015, compared to 46% for the same period in 2014.

Expenses

Cost of Services.  Cost of services increased $12.9 million to $63.4 million for the three months ended September 30, 2015, compared to the same period in 2014, due primarily to an increase of $9.3 million in colocation costs related to the expansion of our hosting and storage offerings. There was also an increase of $3.1 million in outside consulting expense related to expanded programs, operations and migration projects. Cost of services as a percentage of revenue increased to 42.0% for the three months ended September 30, 2015, as compared to 40.3% for the same period in 2014.

Research and Development.  Research and development expense increased $2.9 million to $24.0 million for the three months ended September 30, 2015, compared to the same period in 2014 primarily due to an increase of $2.8 million in personnel and related costs as a result of our continued growth as we further expand the capabilities of our offerings and an increase in headcount as a result of our acquisitions and our investments in our product group. Additionally, software development costs associated with the Synchronoss Workspace platform were capitalized for the three months ended September 30, 2014, decreasing our expenses in the prior year. Research and development expense as a percentage of revenues decreased to 15.9% for the three months ended September 30, 2015 as compared to 16.8% for the same period in 2014.

Selling, General and Administrative.    Selling, general and administrative expense decreased $379 thousand to $21.0 million for the three months ended September 30, 2015, compared to the same period in 2014.  The decrease was primarily due to lower costs associated with acquisitions. As a result of increased revenues, selling, general and administrative expense as a percentage of revenues decreased to 13.9% for the three months ended September 30, 2015, compared to 17.1% for the same period in 2014.

Net change in contingent consideration obligation.  The net change in contingent consideration obligation resulted in a $355 thousand decrease for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014. There was no change in the contingent consideration for the three months ended September 30, 2015. The prior year consisted of a $355 thousand fair value increase of contingent consideration associated with the Strumsoft earn-out.

Restructuring Charges. Restructuring charges were $399 thousand related to employment termination and facility consolidation costs, as a result of the work‑force reduction plan started in January 2015 to reduce costs and align our resources with our key strategic priorities.

Depreciation and amortization. Depreciation and amortization expense increased $3.5 million to $19.8 million for the three months ended September 30, 2015, compared to the same period in 2014. This was primarily related to the increase in depreciable fixed assets necessary for the continued expansion of our platforms and amortization of our newly acquired intangible assets related to our recent acquisitions.  Depreciation and amortization expense as a percentage of revenues increased to 13.1% for the three months ended September 30, 2015, as compared to 13.0% for the three months ended September 30, 2014.

Income from Operations.  Income from operations increased $6.7 million to $22.3 million for the three months ended September 30, 2015, compared to the same period in 2014.  This was primarily due to increased revenues offset by increases in depreciable fixed assets, intangible amortization and additional costs associated with our acquired operations. Income from operations as a percentage of revenues increased to 14.8% for the three months ended September 30, 2015, as compared to 12.5% for the three months ended September 30, 2014.

Interest income.  Interest income increased $188 thousand to $546 thousand for the three months ended September 30, 2015, compared to the same period in 2014. Interest income increased primarily due to an increase in our investment balances.

Interest expense.  Interest expense increased $284 thousand to $1.4 million for the three months ended September 30, 2015, compared to the same period in 2014 due primarily to an increase of approximately $392 thousand related to the convertible debt contractual interest and deferred financing costs and an increase of $62 thousand related to interest paid on capital leases, offset by a decrease of interest paid on the credit facility in the prior year of approximately $136 thousand.

Other expense. Other expense decreased $1.0 million to $1.0 million for the three months ended September 30, 2015, compared to the same period in 2014. Other expense decreased primarily due to foreign currency exchange rate fluctuations, primarily the strengthening of the U.S. Dollar against the Euro.

Income Tax.  We recognized approximately $10.7 million and $5.5 million in related income tax expenses during the three months ended September 30, 2015 and 2014, respectively. Our effective tax rate was approximately 52.6% for the three months ended September 30, 2015, which was higher than our U.S. federal statutory rate due to the unfavorable impact of losses in foreign jurisdictions, which have lower tax rates than the U.S. and the unfavorable impact of transaction costs related to the purchase of Razorsight, which are required to be capitalized for income tax purposes. Our effective tax rate was approximately 37.0% for the three months ended September 30, 2014, which was slightly higher than our U.S. federal statutory rate primarily due to the unfavorable impact of the fair market value adjustment for the contingent consideration obligation related to the Strumsoft earn-out. We review the expected annual effective income tax rate and make changes on a quarterly basis as necessary based on certain factors such as changes in forecasted annual operating income, changes to the actual and forecasted permanent book-to-tax differences, and changes resulting from the impact of tax law changes.

Nine months ended September 30, 2015 compared to nine months ended September 30, 2014

The following table presents an overview of our results of operations for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,
	2015		2014		2015 vs 2014
	$	% of Revenue	$	% of Revenue	$ Change	% Change
	(in thousands)
Net revenues	$421,620	100.0%	$327,103	100.0%	$94,517	28.9%
Cost of services*	172,013	40.8%	131,766	40.3%	40,247	30.5%
Research and development	68,472	16.2%	53,902	16.5%	14,570	27.0%
Selling, general and administrative	60,603	14.4%	55,656	17.0%	4,947	8.9%
Net change in contingent consideration obligation	—	—%	1,680	0.5%	(1,680)	(100.0)%
Restructuring charges	5,090	1.2%	—	—%	5,090	100.0%
Depreciation and amortization	51,221	12.1%	42,292	12.9%	8,929	21.1%
Total costs and expenses	357,399	84.8%	285,296	87.2%	72,103	25.3%
Income from operations	$64,221	15.2%	$41,807	12.8%	$22,414	53.6%

*	Cost of services excludes depreciation and amortization which is shown separately.

Net Revenues.  Net revenues increased $94.5 million to $421.6 million for the nine months ended September 30, 2015, compared to the same period in 2014. Transaction and subscription revenues as a percentage of sales were 73% or $306.0 million for the nine months ended September 30, 2015 compared to 76% or $248.0 million for the same period in 2014. The $55.9 million increase in transaction and subscription revenue is primarily due to new subscription arrangements and increased transactional services with new and existing customers.  Professional service and license revenues as a percentage of sales were 27% or $115.6 million for the nine months ended September 30, 2015, compared to 24% or $79.1 million for the same period in 2014. The increase in professional services and license revenue is primarily due to new license agreements and expansion of services with existing and new customers.

Net revenues related to Activation Services increased $23.5 million to $202.5 million for the nine months ended September 30, 2015, compared to the same period in 2014.  Activation Services revenue growth was largely attributed to an increased customer base and growth with existing customers. Net revenues related to Activation Services represented 48% for the nine months ended September 30, 2015, compared to 55% for the same period in 2014. Net revenues related to our Cloud Services increased by $71.0 million to $219.1 million of our revenues for the nine months ended September 30, 2015 compared to the same period in 2014.  The increase in our Cloud Service performance was a result of an increased customer base and continued adoption of our cloud offerings. Net revenues related to our Cloud Services represented 52% for the nine months ended September 30, 2015, compared to 45% for the same period in 2014.

Expenses

Cost of Services.  Cost of services increased $40.2 million to $172.0 million for the nine months ended September 30, 2015, compared to the same period in 2014, due primarily to an increase of $24.8 million in colocation costs related to the expansion of our hosting and storage offerings.  There was also an increase of $9.3 million in outside consulting expense, due to our increased use of third party exception handling vendors as a result of increased customer volumes. Additionally, our personnel and related costs increased $5.2 million as a result of our continued growth in existing and new programs with our customers. Cost of services as a percentage of revenues increased slightly to 40.8% for the nine months ended September 30, 2015, as compared to 40.3% for the same period in 2014.

Research and Development.  Research and development expense increased $14.6 million to $68.5 million for the nine months ended September 30, 2015, compared to the same period in 2014 primarily due to an increase of $11.4 million in personnel and related costs, due to continued growth and an increase in headcount as a result of our acquisitions and our investments in our product group. Additionally, software development costs associated with the Synchronoss Workspace platform were capitalized for the nine months ended September 30, 2014, decreasing our expenses in the prior year. Additionally, there was an increase in facility costs of $2.2 million. Research and development expense as a percentage of revenues decreased marginally to 16.2% for the nine months ended September 30, 2015 as compared to 16.5% for the same period in 2014.

Selling, General and Administrative.  Selling, general and administrative expense increased $4.9 million to $60.6 million for the nine months ended September 30, 2015, compared to the same period in 2014.  The increase is primarily due to  a $4.4 million increase in professional fees, a $2.2 million increase in outside consultants and a $1.3 million increase in personnel and related costs offset by a $1.9 million decrease in merger & acquisition expense. The increase in professional fees relates to accounting and legal costs as a result of our acquisitions, tax planning activities and our patent licensing program. The $1.3 million increase in personnel and related costs was due to increased headcount and in annual salaries and stock-based compensation. As a result of increased revenues, selling, general and administrative expense as a percentage of revenues decreased to 14.4% for the nine months ended September 30, 2015, compared to 17.0% for the same period in 2014.

Net change in contingent consideration obligation.  The net change in contingent consideration obligation resulted in a $1.7 million decrease for the nine months ended September 30, 2015, as compared to the three months ended September 30, 2014.  There was no change in contingent consideration for the nine months ended September 30, 2015. The prior year consisted of a $1.7 million fair value increase of contingent consideration associated with the Strumsoft earn-out.

Restructuring charges. Restructuring charges were $5.1 million related to employment termination costs and facility consolidation costs, as a result of the work‑force reduction plan started in January 2015 to reduce costs and align our resources with our key strategic priorities.

Depreciation and amortization. Depreciation and amortization expense increased $8.9 million to $51.2 million for the nine months ended September 30, 2015, compared to the same period in 2014, primarily related to the increase in depreciable fixed assets necessary for the continued expansion of our platforms and amortization of our newly acquired intangible assets related to our recent acquisitions. Depreciation and amortization expense as a percentage of revenues decreased to 12.1% for the nine months ended September 30, 2015, as compared to 12.9% for the nine months ended September 30, 2014.

Income from Operations.  Income from operations increased $22.4 million to $64.2 million for the nine months ended September 30, 2015, compared to the same period in 2014. This was primarily due to increased revenues offset by increases in depreciable fixed assets, intangible amortization, restructuring charges related to our work‑force reduction to align our resources with our key strategic priorities and additional costs associated with our acquired operations. Income from operations as a percentage of revenues increased to 15.2% for the nine months ended September 30, 2015, as compared to 12.8% for the nine months ended September 30, 2014.

Interest income.  Interest income increased $616 thousand to $1.5 million for the nine months ended September 30, 2015, compared to the same period in 2014. Interest income increased primarily due to an increase in our cash, cash equivalents and investment balances.

Interest expense.  Interest expense increased $2.0 million to $4.2 million for the nine months ended September 30, 2015, compared to the same period in 2014 due to an increase of approximately $2 million related to the convertible debt contractual interest and deferred financing costs.

Other expense. Other expense decreased $1.7 million to $601 thousand for the nine months ended September 30, 2015, compared to the same period in 2014 primarily due to a prior year New York state refundable research and development tax credit and foreign currency exchange rate fluctuations, primarily the strengthening of the U.S. Dollar against the Euro.

Income Tax.  We recognized approximately $25.5 million and $16.2 million in related income tax expense during the nine months ended September 30, 2015 and 2014, respectively.  Our effective tax rate was approximately 41.9% for the nine months ended September 30, 2015, which was higher than our U.S. federal statutory rate primarily due to lower than expected benefits realized in foreign tax jurisdictions. Our effective tax rate was approximately 39.0% for the nine months ended September 30, 2014, which was higher than our U.S. federal statutory rate primarily due to the unfavorable impact of the fair market value adjustment for the contingent consideration obligation related to the Strumsoft earn-out offset by the favorable impact of profits in foreign jurisdictions, which have lower tax rates than the U.S.  We review the expected annual effective income tax rate and make changes on a quarterly basis as necessary based on certain factors such as changes in forecasted annual operating income, changes to the actual and forecasted permanent book-to-tax differences, and changes resulting from the impact of tax law changes.

Liquidity and Capital Resources

Our principal source of liquidity has been cash provided by operations. Our cash, cash equivalents and marketable securities balance was $227.0 million at September 30, 2015, a decrease of $63.4 million as compared to the balance at December 31, 2014.  This decrease was primarily due to $83.6 million paid for our acquisitions and $53.5 million related to purchases of fixed assets. This was offset by cash provided by operations of $56.4 million and $17.1 million provided by our financing activities, predominantly proceeds from the exercise of stock options. We anticipate that our principal uses of cash in the future will be to fund the expansion of our business through both organic growth as well as possible acquisition activities and the expansion of our customer base internationally.  Uses of cash will also include facility and technology expansion, capital expenditures, and working capital.

On August 12, 2014, we issued $230.0 million aggregate principal amount of 0.75% Convertible Senior Notes due in 2019 (the “2019 Notes”). The 2019 Notes mature on August 15, 2019, and bear interest at a rate of 0.75% per annum payable semi-annually in arrears on February 15 and August 15 of each year. We accounted for the $230 million face value of the debt as a liability and capitalized approximately $7.1 million of financing fees, related to the issuance. At September 30, 2015, the carrying amount of the liability and the outstanding principal of the 2019 Notes was $230.0 million, with an effective interest rate of approximately 1.36%. The fair value of the 2019 Notes was $225.1 million at September 30, 2015.

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

The Credit Facility is subject to certain financial covenants. As of September 30, 2015, we were in compliance with all required covenants and there were no outstanding balances on the Credit Facility.

At September 30, 2015,  our non-U.S. subsidiaries held approximately $12.2 million of cash and cash equivalents that are available for use by all of our operations around the world.  At this time, we believe these funds will be permanently reinvested outside of the U.S.  However, if these funds were repatriated to the U.S. or used for U.S. operations, certain amounts could be subject to U.S. tax for the incremental amount in excess of the foreign tax paid.  Due to the timing and circumstances of repatriation of such earnings, if any, it is not practical to determine the unrecognized deferred tax liability related to the amount.

Discussion of Cash Flows

Cash flows from operations. Net cash provided by operating activities for the nine months ended September 30, 2015 was $56.4 million, as compared to $45.0 million provided for the same period in 2014. Cash flows from operations increased by approximately $11.4 million, the operating cash flows for the nine months ended September 30, 2015 benefited from the increase in net income and non-cash items of $12.3 million.

Cash flows from investing.  Net cash used in investing activities for the nine months ended September 30, 2015 was $168.7 million, as compared to $88.5 million used for the same period in 2014. The increase was primarily due to the acquisitions of F-Secure and Razorsight as well as an increase in capital expenditures.

Cash flows from financing.  Net cash provided by financing activities for the nine months ended September 30, 2015 was $17.1 million, as compared to $245.5 million provided by financing activities for the same period in 2014.  The decrease in net cash provided by financing activities for the nine months ended September 30, 2015 of $228.3 million as compared to 2014 was primarily due to the prior year issuance of the convertible debt for $230 million.

We believe that our existing cash and cash equivalents, cash generated from our existing operations, our available credit facilities and other available sources of financing will be sufficient to fund our operations for the next twelve months based on our current business plan.

Effect of Inflation

Although inflation generally affects us by increasing our cost of labor and equipment, we do not believe that inflation has had any material effect on our results of operations for the nine months ended September 30, 2015 or 2014.

Impact of Recently Issued Accounting Standards

In September 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, that eliminates the requirement to restate prior period financial statements for measurement period adjustments. The new guidance requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. The new guidance does not change what constitutes a measurement period adjustment. Management does not expect the adoption of this ASU to significantly impact the consolidated financial statements.

In August 2015, the FASB issued ASU 2015-15 Interest- Imputation of Interest, final guidance that requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the debt liability rather than as an asset. This publication has been updated to reflect an SEC staff member’s comment in June 2015 that the staff will not object to an entity presenting the cost of securing a revolving line of credit as an asset, regardless of whether a balance is outstanding. Management does not expect the adoption of this ASU to significantly impact the consolidated financial statements.

In May 2014, the FASB and the International Accounting Standards Board (“IASB”) (collectively, the “Boards”) jointly issued a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under US GAAP and IFRS. The standard’s core principle (issued as ASU 2014-09 by the FASB and as IFRS 15 by the IASB), is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The new guidance must be adopted using either a full retrospective approach for all periods presented in the period of adoption or a modified retrospective approach. In August 2015, the FASB issued ASU No. 2015-14, which defers the effective date of ASU 2014-09 by one year, and would allow entities the option to early adopt the new revenue standard as of the original effective date. Management is currently evaluating the adoption method and the impact of the standard on the consolidated financial statements.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2015 and December 31, 2014 that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our interests.

Contractual Obligations

Our contractual commitments consist of obligations under leases for office space, automobiles, convertible debt and its associated interest expense, computer equipment and furniture and fixtures. The following table summarizes our long‑term contractual obligations as of September 30, 2015 (in thousands).

	Payments Due by Period
		Less Than			More Than
	Total	1 Year	1—3 Years	4—5 Years	5 Years
Long-term lease obligations (1)	$18,017	$1,137	$2,351	$2,454	$12,075
Convertible Senior Notes	230,000	—	—	230,000	—
Interest (2)	6,684	1,725	3,450	1,509	—
Operating lease obligations	54,468	7,037	13,201	12,457	21,773
Capital lease obligations	6,307	1,601	3,055	1,648	3
Purchase obligations (3)	65,085	28,012	25,744	10,390	939
Other long-term liabilities (4)	1,123	74	1,049	—	—
Total	$381,684	$39,586	$48,850	$258,458	$34,790

(1)	Amount represents obligation associated with the Pennsylvania facility lease.
(2)	Represents the interest on the Convertible Senior Notes.
(3)	Amount represents obligations associated with colocation agreements.
(4)	Amount represents unrecognized tax positions recorded in our balance sheet. Although the timing of the settlement is uncertain, we believe this amount will be settled within 3 years.

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

Interest Rate Risk

We are exposed to the risk of interest rate fluctuations on the interest income earned on our cash and cash equivalents. A hypothetical 100 basis point movement in interest rates applicable to our cash and cash equivalents outstanding at September 30, 2015 would increase interest income by less than $973 thousand on an annual basis. We are subject to foreign currency exchange risk with respect to cash balances maintained in foreign currencies. As of September 30, 2015, there were no outstanding balances on the Credit Facility.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2015.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of September 30, 2015, the end of the period covered by this quarterly report, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

/s/Stephen G. Waldis
Stephen G. Waldis
Chairman of the Board of Directors and
Chief Executive Officer
(Principal executive officer)

/s/Karen L. Rosenberger
Karen L. Rosenberger
Executive Vice President, Chief Financial Officer and Treasurer

November 5, 2015