Form 10-K
period 2015-12-31
SYNCHRONOSS TECHNOLOGIES INC
filed 2016-02-26
CIK 1131554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10‑K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the common stock held by non‑affiliates of the Registrant as of June 30, 2015, the last business day of the Registrant’s last completed second quarter, based upon the closing price of the common stock as reported by The NASDAQ Stock Market on such date was approximately $1.2 billion. Shares of common stock held by each executive officer, director and stockholders known by the Registrant to own 10% or more of the outstanding stock based on public filings and other information known to the Registrant have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 18, 2016, a total of 44,594,635 shares of the Registrant’s common stock were outstanding. The exhibit index as required by Item 601(a) of Regulation S‑K is included in Item 15 of Part IV of this report on Form 10‑K.

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference to portions of the Registrant’s definitive Proxy Statement for its 2016 Annual Meeting of Stockholders (the “Proxy Statement”), which is to be filed pursuant to Regulation 14A within 120 days after the end of the Registrant’s fiscal year ended December 31, 2015. Except as expressly incorporated by reference, the Proxy Statement shall not be deemed to be a part of this report on Form 10‑K.

SYNCHRONOSS TECHNOLOGIES, INC.

FORM 10‑K

December 31, 2015

I

PART I

ITEM 1.  BUSINESS

The words "Synchronoss", "we", "our", "ours", "us" and the "Company" refer to Synchronoss Technologies, Inc. and its consolidated subsidiaries. All statements in this Annual Report on Form 10-K that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding Synchronoss' "expectations," "beliefs," "hopes," "intentions," “anticipates,” “seeks,” "strategies," "plans," "targets," "estimations," “outlook” or the like. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Past performance is not necessarily indicative of future results. Synchronoss cautions investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors including, but not limited to, the risk factors discussed in this Annual Report on Form 10-K. Synchronoss expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in Synchronoss' expectations with regard thereto or any change in events, conditions, or circumstances on which any such statements are based.

This Annual Report on Form 10-K includes industry and market data that we obtained from periodic industry publications, third-party studies and surveys, filings of public companies in our industry and internal company surveys. These sources include government and industry sources. Industry publications and surveys generally state that the information contained therein has been obtained from sources believed to be reliable. Although we believe the industry and market data to be reliable as of the date of this Annual Report on Form 10-K, this information could prove to be inaccurate. Industry and market data could be wrong because of the method by which sources obtained their data and because information cannot always be verified with complete certainty due to the limits on the availability and reliability of raw data, the voluntary nature of the data gathering process and other limitations and uncertainties. In addition, we do not know all of the assumptions regarding general economic conditions or growth that were used in preparing the forecasts from the sources relied upon or cited herein.

General

We are a leading innovator of cloud solutions and software-based activation for mobile carriers, enterprises, retailers and OEMs across the globe. Our software provides innovative consumer and enterprise solutions that drive billions of transactions on a wide range of connected devices across the world’s leading networks.  Our solutions include: activation and provisioning software for devices and services, cloud-based sync, backup, storage and content engagement capabilities, broadband connectivity solutions, analytics, identity/access management and secure mobility management that enable communications service providers (CSPs), cable operators/multi-services operators (MSOs) and original equipment manufacturers (OEMs) with embedded connectivity (e.g. smartphones, laptops, tablets and mobile Internet devices (MIDs), such as automobiles, wearables for personal health and wellness, and connected homes), multi-channel retailers, medium and large enterprises and their consumers as well as other customers to accelerate and monetize value-add services for secure and broadband networks and connected devices.

Our Activation Software, Synchronoss Personal Cloud™ and Enterprise products and platforms provide end-to-end seamless integration between customer-facing channels/applications, communication services, or devices and “back-office” infrastructure-related systems and processes. Our customers rely on our solutions and technology to automate the process of activation and content and settings management for their subscribers’ devices while delivering additional communication services.

Our Synchronoss Activation solution orchestrates the complex and different back-end systems of communication service providers to provide a best-in-class ordering system by orchestrating the workflow and consolidated automated customer care services. This allows CSPs using our platforms to realize the full benefits of their offerings. The platforms also support, among other automated transaction areas, credit card billing, inventory management, and trouble ticketing. In addition to this, the platform supports the physical transactions involved in customer activation and service such as managing access service requests, local service requests, local number portability, and directory listings.

Our Synchronoss Personal Cloud™ solution seamlessly transfers content from an old device to a new device, and syncs, backs up and connects consumer’s content from multiple smart devices to our cloud platform. This allows carrier customers to protect and manage their growing cache of personally generated, mobile content over long periods of time.

Our Synchronoss Enterprise solutions support an advanced mobility digital experience for businesses and consumers for accessing and protecting their information.  Our identity and access management platform helps consumers and business users to securely authenticate access to online websites to conduct ecommerce transactions or access important data. Our secure mobility platforms help users safely and securely store and share important data.  Our solutions are based on understanding assumptions on the behaviors of individuals through the capture of who they are, what they are doing and how, where and when they are doing it. This allows our platforms to help reduce fraud, improve cybersecurity detection/prevention and overall productivity. Our identity and access solution supports both consumers by allowing them to self-register and verify their identity, while providing non-intrusive multi-factor authentication and businesses the ability to be sure the correct person is doing the transaction.  The secure mobility solution combines the identity platform with a “bring your own device” (BYOD) platform that is based on a secure container for accessing data, applications, content and personal information management tools like email, calendar, messaging and notes.

Our Integrated Life™ platform brings together select capabilities of our device/service Activation software and services with our Synchronoss Personal Cloud™ and analytics solutions to give carrier subscribers innovative digital experiences  that work across new and emerging consumer devices (e.g. connected cars, wearables, connected homes, smart TV’s, etc.) in carrier and the Internet of Things markets.

Our products and platforms are designed to be carrier-grade, highly available, flexible and scalable to enable multiple converged communication services to be managed across multiple distribution channels including e-commerce, m-commerce, telesales, customer stores, indirect and other retail outlets allowing us to meet the rapidly changing and converging services and connected devices offered by our customers. Our products, platforms and solutions enable our Enterprise customers to acquire, retain and service subscribers quickly, reliably and cost-effectively with white label and custom-branded solutions.  Our customers can simplify the processes associated with managing the customer experience for procuring, activating, connecting, backing-up, synchronizing and enterprise-wide sharing/collaboration with connected devices and contents from these devices and associated services.  The extensibility, scalability, reliability and relevance of our platforms enable new revenue streams and retention opportunities for our customers through new subscriber acquisitions, sale of new devices, accessories and new value-added service offerings in the Cloud, while optimizing their cost of operations and enhancing customer experience. We currently operate in and market our solutions and services directly through our sales organizations in North America, Europe and Asia-Pacific.

We were incorporated in Delaware in 2000. Our Web address is www.synchronoss.com. On this Web site, we post the following filings after they are electronically filed with or furnished to the U.S. Securities and Exchange Commission (SEC): our annual reports on Form 10-K, quarterly reports on Form 10-Q, our current reports on Form 8-K, our proxy statement on Form 14A related to our annual stockholders' meeting and any amendment to those reports or statements filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. All such filings are available on the Investor Relations portion of our Web site free of charge. The contents of our Web site are not intended to be incorporated by reference into this Form 10-K or in any other report or document we file.

Synchronoss’ Products, Platforms and Solutions

Our Activation Services, Synchronoss Personal Cloud™, Enterprise and Integrated Life™ platforms provide highly scalable automated on-demand, end-to-end order processing, transaction management, service provisioning, device activation, intelligent connectivity and content transfer, synchronization and social media, identity and access management, secure mobility management as well as enterprise-wide sharing/collaboration through multiple channels including e-commerce, m-commerce, telesales, enterprise, indirect, and retail outlets. Our global platforms are designed to be flexible and scalable across a wide range of existing communication services and connected devices, while offering a best-in-class experience for our customers and supporting traditional and non-traditional devices. The extensible nature of our platforms enables our customers to rapidly respond to the ever changing and competitive nature of the telecommunications, enterprise and mobile marketplaces.

In addition to having the capability to handle large volumes of customer transactions quickly and efficiently, our platforms are designed to recognize, isolate and address transactions when there is insufficient information or other erroneous process elements. This knowledge enables us to adapt our solutions to automate a higher percentage of transactions over time, further improving the value of our solutions to our customers. Our platforms also offer a centralized reporting platform that provides intelligent, real-time analytics around the entire workflow related to any transaction.  This reporting allows our customers to appropriately identify buying behaviors and trends, define their subscriber segments and identify areas where their business is changing or could be improved.  These analytics enable our customers to upsell new and additional products and services in a targeted fashion that help increase their consumption of our product offerings. The automation and ease of integration of our platforms are designed to enable our customers to lower the cost of new subscriber acquisitions, enhance the accuracy and reliability of customer transactions thereby reducing the inbound service call volumes, and respond rapidly to competitive market conditions to create new revenue streams. Our platforms offer flexible, scalable, extensible and relevant solutions backed by service level agreements (SLAs) and exception handling.

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

Our Activation Services solution is a scalable and flexible platform that decouples the order processing customer experience from varied and legacy information technology (IT) back-office order management systems. This enables sale, delivery, and assurance of new “Complex Product” bundles quickly and cheaply, creates a uniform product portfolio and pricing schema across all sales channels and reduces cost while improving the customer experience by reducing error rates and throughput time in processing orders, alarms, etc.  The platform is fully scalable, agile and adaptable to future products, services and channel changes, serving as an activation platform with end-to-end channel visibility and analytics and featuring a flexible commercial model – software as a service (SaaS) or product sale with professional services.

Our Activation Platform features the following components:

•

Core Offers - 6 modules allowing for service and product order capture and transaction processing may include:  Order Manager, Orchestration Gateway, Work Flow Manager, Front End Portals, Visibility Manager, Product Catalogue

•

Add-on Offers - 10 modules that are available to extend new functionality around value-added services as needed may include: Fraud Verification, Inbound Call Tracking Manager, Notification Manager, Visibility Manager, IVR/ICT Manager, Dynamic Work Queue Manager, Catalogue Manager, Bulk Order Process Manager, Identity Manager, Call to Order Capture Manager

•	Service-Based Offers: Operations work and program management services may include: Operation and Call Center Management, Sales Delivery and Program Management

•

Custom Development: Value added applications for Enterprise and Consumers such as sales portals can be added to the Activation Platform to facilitate catalogue management, point of sale, customer self-care, and inventory management

•

Enhanced Customer Service Support: Ensure orders subject to activation are managed and submitted properly in all downstream systems as well as providing our customers inside sales capabilities with the intent to  increase sales and order activity within the channels we support

Our Synchronoss Personal Cloud™ platform is designed to deliver an operator-branded experience for subscribers to backup, restore, synchronize and share their personal content across smartphones, tablets, computers and other connected devices from anywhere at any time.  A key element of our Synchronoss Personal Cloud™ platform is that it extends a carrier’s or OEM’s visibility and reaches into all aspects of a subscriber’s use of a connected device.  It introduces the notion of Connect-Sync-Activate for all devices.  Once connected, most users of mobile devices avail themselves of content synchronization from the Cloud using policies that are appropriate and applicable to each specific device. Our Synchronoss Personal Cloud™ platform is specifically designed to support connected devices, such as smartphones, MIDs, laptops, tablets and wirelessly enabled consumer electronics such as wearables for health and wellness, cameras, tablets, e-readers, personal navigation devices, and global positioning system (GPS) enabled devices, as well as connected automobiles.  Our Synchronoss Personal Cloud™ solution features products that facilitate the transfer of mobile content from one smart device to another and the sync, backup, storage, content management and content engagement features for mobile content.

Our Synchronoss Personal Cloud™ platform is linked to a family of clients designed to enable a persistent relationship between a subscriber and their content across devices and time.  Our platform supports clients and data backup across major operating systems including: IOS, Android, Windows and works with mobile smart devices, tablets and PCs/Web. Our platform and clients also support the backup, sync, upload and download of data classes including photos, videos, music, messages, documents, contacts and call logs.  Our clients may also feature interactive features intended to stimulate daily use of the product such as Groups Spaces, smart push notifications, advanced sharing capabilities, smart album creation with more expected to be added over time. Our Synchronoss Personal Cloud™ platform and clients may also integrate with select third party providers to co-opt features that drive third party application and service engagement, thus providing future monetization opportunities to third parties and carriers.

Our Synchronoss Mobile Content Transfer™ solution is an easy to use product that enables a secure, peer–to-peer, wireless transfer of content from one mobile smart device to another in a carrier retail location at home, or at work. Our solution supports secure mobile content transfer across major operating systems including IOS, Android and Windows. Our Synchronoss Mobile Content Transfer™ solution can transfer select data classes that may include photos, videos, music, messages, documents, contacts and call logs, across operating systems with varying degrees of support in accordance with the openness of the platform.

Our Synchronoss Backup & Transfer™ solution is a variation of Synchronoss Mobile Content Transfer™ that offers the same peer-to-peer transfer of select data classes across smart mobile devices and major operating systems and also offers the ability to send supported data classes that may include photos, videos, music, messages, documents, contacts and call logs up to the cloud for temporary storage and then restore the content back into the new device or to a new device with the same client.  This capability supports care channel uses cases of securing content during a device wipe and also creates a value added solution in the case of lost devices, cracked screens and other edge use cases. Furthermore, our Synchronoss Backup & Transfer™ solution gives the subscriber the capability to establish a cloud account at the point of transfer and an automatic sync capability to keep content backed up to the cloud account going forward. This unified experience is designed to drive cloud enrollment at the point of transfer (often during a new account activation or upgrade) and provide an opportunity to get content into the Cloud to reduce the time of transfer for the next upgrade.

Our Synchronoss Enterprise solutions offer a best in class technology platform with purpose-built industry solutions that drive business outcomes for Enterprise customers including: improved employee productivity in a secure environment, greater agility and responsiveness to consumers, higher consumer loyalty and enhanced revenue opportunities, as well as proactively anticipating regulatory data/retention and privacy requirements.  There are currently three primary components to this platform, which drives a secure digital online experience in select Enterprise vertical markets:

•

Secure Mobility Management: A BYOD implementation that provides the rich integration and orchestration of secure mobile productivity software featuring fine grain activity capture and dynamic policy execution through best in class mobility management, security and policy management tools and intelligent productivity through behavioral analytics

•	Data & Analytics: Solution which support fraud and cyber security detection/prevention, dynamic policy administration/execution and predictive productivity.

•

Identity and Access Management:  Solution that allows customers to self-register and verify their identity while providing non-intrusive multi factor authentication and also provides businesses with the assurance that the consumer is the person authorized to conduct the transaction.

Our Synchronoss Enterprise solutions are targeted, initially at the following markets:

•	Financial Services: Capital markets, banking and insurance.

•	Healthcare: Providers and payers

•	Life Sciences: Pharmaceuticals, device manufacturers and clinical research organizations

•	Federal and State government sectors

Our various platforms described above are combined together to form our Integrated Life™ Platform.  All our platforms are designed to be:

Carrier Grade:  We designed our platforms to handle high-volume transactions from carriers (such as the launch of the new iPhone 6) rapidly and efficiently, with very little down-time. Our platforms are also capable of simultaneously handling millions of device content related transactions on a daily basis to ensure that personal content on all subscriber devices stays fresh and synchronized with the Cloud.

Highly Automated:  We designed our platforms to eliminate manual processes and to automate otherwise labor-intensive tasks, with the goal of improving operating efficiencies and order accuracy, and reducing costs. By tracking every order and identifying those that are not provisioned properly, our platforms are designed to substantially reduce the need for manual intervention and reduce unnecessary customer service center calls. The technology of our platforms automatically guides a customer's request for service through the entire series of required steps.

Predictable and Reliable:  We are committed to providing high-quality, dependable services to our customers. To ensure reliability, system uptime and other service offerings, our transaction management is guaranteed through SLAs. Our platforms offer a complete customer management solution, including exception handling, which we believe is one of the main factors that differentiates us from our competitors. In performing exception handling, our platforms recognize and isolate transaction orders that are not configured to specifications, process them in a timely manner and communicate these orders back to our customers, thereby improving efficiency and reducing backlog. If manual intervention is required, our exception handling services are performed internally as well as outsourced to centers located in the United States and Canada and, where applicable, to other cost-effective geographies. Additionally, our database is designed to preserve data integrity while ensuring fast, efficient, transaction-oriented data retrieval methods.

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

Scalable:  Our platforms are designed to process expanding transaction volumes reliably and cost effectively. While our transaction volume has increased rapidly and substantially since our inception, we anticipate substantial future growth in transaction volumes, and we believe our platforms are capable of scaling their output commensurately, requiring principally routine computer hardware and software updates. Our synchronization and activation platforms routinely support our customers' transactions at the highest level of demands when needed with our current production deployments. We continue to see the number of transactions for connected devices, such as smartphones, MIDs, laptops, tablets and wirelessly enabled consumer electronics such as cameras, tablets, e-readers, personal navigation devices, GPS enabled devices, and other connected consumer electronics, to be one of the fastest growing transaction types across all our platforms, products and services. Our Synchronoss Personal Cloud platform is deployed across more than 65 million devices, managing 10 billion entities in the Cloud and performing more than 7 million synchronizations per day.

Value-add Reporting Tools:  Our platforms' attributes are tightly integrated into the critical workflows of our customers and have analytical reporting capabilities to provide near real-time information for every step of the relevant transaction processes. In addition to improving end-user customer satisfaction, these capabilities are designed to provide our customers with value-added insights into historical and current transaction trends. We also offer mobile reporting capabilities for users to receive critical data about their transactions on connected devices.

Build Consumer Loyalty and Create New Revenue Streams:  Our synchronization services help drive consumers to CSPs, OEMs or multi-channel retailers by presenting them with a branded application and fully-integrated Web portal that provides convenience, security, and continuity for end user customers, which we believe helps our customers by further building the brand loyalty of their subscribers.  We believe our Synchronoss Personal Cloud solution helps reduce subscriber churn by making it easy for subscribers to migrate smartphone content from an old device to a new device. Our Synchronoss Personal Cloud solution enables our carrier customers to sell premium value-add cloud storage solutions as well as cloud enabling premium partner opportunities. We are designing solutions that are capable of allowing carriers, OEMs and retail distributors to promote and fulfill new services through mobile channels to better monetize their cloud subscriber base.

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

Quick Concept to Market Delivery:  The automation and ease of integration of our on-demand platform allows our customers to accelerate the deployment of their services and new service offerings by shortening the time between a subscribers’ order and the provisioning of service or activation and enabling of a connected device(s).

Extensible and Relevant:  Our customers operate in dynamic and fast paced industries. Our platforms and solutions are built in a modular fashion, which make them conducive to be extended dynamically and enable our customers to offer solutions that are relevant to current market situations, with the goal of providing them with the competitive edge required for them to be successful. The platforms are also designed to be highly customizable to each carrier’s specific back-office systems as well as branding requirements.

Secure: By leveraging our identity and access management capabilities consumers can self-register their identity, be verified and credentialed and manage their profile in order to have the best customer experience possible.  This solution also supports identity proofing and scoring in order to conduct fraud and cyber security detection and prevention and multifactor authentication.

Ease of Use: By leveraging our persona management capability in conjunction with our identity management functions the platform allows users to establish and manage personalized experiences across a variety of personas they may choose to build.  This creates convenient navigation, predictable actions and frictionless transactions.

Designed to integrate with back-office systems, our platforms allow work to flow electronically across our customers’ operations while providing ready access to performance and resource usage information in providing activation and subscriber management.

Demand Drivers for Our Business

Our products and services are capable of managing a wide variety of transactions across multiple customer delivery channels and services, which we believe enables us to benefit from increased growth, complexity and technological change in the communications technology industry. As the communications technology industry continues to evolve, new access networks, connected devices and applications with multiple services and modes are emerging.  More significantly, the accumulation of multiple connected devices per subscriber is creating new opportunities for network and cloud-driven service continuity.  This proliferation of services and advancement of technologies is accelerating subscriber revenue growth, significantly expanding the types and volume of rich content accessed and stored by consumers, and increasing the number of transactions between our customers and their subscribers. In addition to this dynamic, we believe our core electronic transaction management business is further being driven by the following factors:

•	A proliferation of connected devices led by
o	new and richer operating systems,
o	increasing connected devices adoption,
o	broadband networks experiencing critical mass and
o	enhanced cloud computing enabling access to rich content
•	New and evolving business models by North American carriers encouraging more frequent device upgrades by subscribers
•	New emerging connected devices are giving consumers multiple smart devices and create a more compelling need for cloud sharing and identity management
•	Wireless ecosystem continues to experience a paradigm shift in its buying patterns
•	Continued growth of the online channel for the communications marketplace
•	Expansion of communication service bundles to be utilized across multiple devices
•	Pressure on operators to improve efficiency while delivering a superior subscriber experience
•	Growth of the on-demand delivery model
•	Mobile Network Operators’ shift in focus from new subscriber additions to new connections added, as well as an increasing concentration adding new non-traditional devices to family share plans
•

Mobile applications and cloud-enabled services combined with innovative devices and the Internet of Things offer new opportunities to connect, transact business and consume an array of content and information

•	Increased need for tighter security, additional ways to secure customer information and the ability to access information

Increased Embedded Connectivity.  We continue to see embedded connectivity technology within a vast array of common electronic devices.  According to Machina Research, total connected devices are projected to grow from 15 billion in 2015 to 27.1 billion by 2020 and according to the GSM Association (GSMA), the number of unique mobile subscribers is expected to increase from 4.7 billion in 2015 to 5.6 billion by 2020.

We see the following drivers behind this development:

New and Richer Operating Systems.  Device operating systems like iOS for the iPhone/iTouch/iPad portfolio, Android produced by Google, Windows® mobile devices, and BlackBerry OS for the BlackBerry portfolio have accelerated the adoption and usage of smartphones. Other growing markets are in smart wearables and connected vehicles. Apple has watchOS and CarPlay, while Google has Android Wear and Android Auto, respectively. According to IDC, the smartwatch market has a CAGR of 42.8% from 2015-2019.  For connected vehicles, BI Intelligence forecasts that 75% of all cars will ship with connectivity capabilities by 2020.

Increasing Mobile Adoption Worldwide:  According to estimates by the International Telecommunication Union (ITU), in 2015 there were 3.4 billion active mobile-broadband subscriptions in the world or 47.2 percent of the global population, and fixed broadband penetration is expected to reach approximately 10.8 percent globally.  The GSMA has stated that half of the world’s population in 2015 had a mobile subscription, up from just one in five in 2002 and predicts an additional one billion subscribers by 2020, increasing the global penetration rate to approximately 60%.

Smartphone Sales and Diversification:  IDC estimates that approximately 1.5 billion smartphones were shipped worldwide in 2015, approximately an 11.9% year-over-year growth rate.  Slower annual growth continues throughout the forecast period with unit shipments of 2.0 billion by 2019 resulting in a five-year CAGR of 8.5%.  Despite a number of mature markets nearing smartphone saturation, the demand for low-cost computing in emerging markets continues to drive the smartphone market forward. These smartphones, tablets and other connected devices have a need to store, synchronize and share content across multiple devices which drive the need for personal cloud solutions in the marketplace.

Wireless Broadband Networks Experiencing Critical Mass:  The establishment of multiple broadband mobile networks (e.g., Universal Mobile Telecommunications System, High-Speed Packet Access, Evolution-Data Optimized, WiMax, and LTE among others) has provided broader bandwidth to CSPs, while decreasing the cost per bit transmitted, thus enabling the proliferation of mobile devices and equipment with embedded connectivity. As more of these devices enter the market, and many of them having lower average revenue per user (ARPU) than traditional wireless services, they will necessitate an efficient and seamless activation/provisioning system with a best-in-class customer experience to differentiate them.

4G-LTE Networks:  The continued emergence and advancement of 4G-LTE networks is expected to improve the connected devices customer experience with higher data speeds and reduced latency. In addition, devices such as mobile routers and tablets can generate mobile hotspots. With fixed mobile broadband, mobile carriers and MSOs can also offer bundled services. These networks are focused on enhancing Machine to Machine (M2M) communications.

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

Continued Growth of the Online Channel for the Communications Space:  Cloud-based commerce provides our customers with the opportunity to cost-effectively gain new subscribers, provide service and interact more effectively. Specifically, we estimate that the cost per gross add (CPGA) for a customer obtained via e-commerce can be up to 50% less than those obtained via traditional means. With the dramatic increase in Internet usage and desire to directly connect with end users over the course of the customer lifecycle, service providers are increasingly focusing on e-commerce as a channel for customer acquisition and delivery of ongoing services. According to Forrester, e-commerce sales were approximately 10% of all sales in the U.S in 2015 and they estimate that e-Commerce will experience a strong compound annual growth rate of 10% over the next five years, translating to $480 billion in online sales by 2019.

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

Faster Upgrade Cycles for Smartphones:  With the operators and OEMs offering smartphone upgrade and trade-in programs, customers have the option to upgrade earlier than the typical two-year cycle.  According to GSMA, in 2015 the mobile industry generated $3.1 trillion to the world economy in economic value added terms, a contribution of 4.2% of the world’s total GDP. By 2020, GSMA predicts this amount will be $3.7 trillion. Two key areas of our business are involved in this process. Subscribers placing their orders on-line with our operator customers, transparently use our Activation platform for these upgrades resulting in growth of transactions processed by us.  Secondly, subscribers who upgrade need to back up their data from old phones and restore that data on their new devices, which increases the need for our cloud solutions. With the storage capacity of Smartphones increasing each year, the requirements for storage to back up the data on these devices will likely also increase.  Adding to this is the growing size of file types. Higher megapixel counts and resolutions have contributed to the expanding file sizes of photos and videos. According to 451 Research, photos and videos occupied the most storage capacity for the average smartphone user. The biggest drivers impacting mobile content creation were more on-device storage capacity and cloud storage capacity.

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

Services, Networks and Device Complexity:  The wireless industry is changing. CSPs are moving away from unlimited data plans, networks are becoming multi-layered with varying levels of complexity and devices are becoming more feature rich and capable, driving bandwidth consuming traffic over the networks. We believe all of these require CSPs and OEMs to be more creative in the services they offer, requiring an increased need for automation in device integration, certification and activation. This will require complex policy-based device and network management. Certain functions of our platforms can help address these needs.

Security – Fraud and Cyber Threat Detection and Prevention: There is a continuing increase in threats against consumers and companies from a variety of sources.  The main point of attack is the credentials of the users that access applications and commercial sites.  It has become critically important to assure complete confidence in the identification and authentication of users.

Consumer identity verification and authentication: Consumers today are burdened with having too many username and passwords to manage across their personal and professional lives.  At the same time they don’t want to be burdened with intrusive authentication methods.   They desire simple safe and security identity and authentication methods.

Mobile productivity and security:  The enterprise mobile world, including the proliferation of BYOD, creates the need for an additional level of security, given the nature of the platform and operating systems.  Additionally, according to the Yankee Group, an enterprise user is working on their mobile device 50% to 60% of the time, this establishes the need for increasing productivity for the user based at the point of the experience.

 Our Growth Strategy

Our growth strategy is to establish our platforms as the de-facto industry standard for CSPs, MSOs, OEMs, enterprise customers and multi-channel retailers while investing in logical extensions of our product and services portfolio. We plan to continue to focus our technology and development efforts around improving functionality, helping customers drive higher ARPU and subscriber retention, embracing alternative channels and allowing more capabilities for ordering bundled applications and content offerings across these same complex and advanced networks.

Key elements of this strategy are:

Expand our Product Portfolio to Communication Service Providers.  Given the explosive growth of connected mobile broadband devices and the increasing need to backup, restore and share content across those devices, our objective is to play a vital role in monetizing those devices with our connect-sync-activate strategy.  Methods of monetization may include licenses per device, maintenance fees, professional service fees, active user fees as well as data storage fees.  Our acquisitions of Newbay Software, Limited, VoxMobili Limited and the assets of F-Secure have enabled us to expand the functionality of our Synchronoss Personal Cloud platform and improve the scalability of these existing platforms to offer a more robust solution to our customers.  We believe we will be able to integrate this solution with other potential revenue generating offers from service providers and other customers.

Expanding into Enterprise Cloud.  Following up on the success of our Synchronoss Personal Cloud™ offering, we have also leveraged that platform to support the increased need for cloud-based document sharing and collaboration needs in the Small and Medium Business (SMB) area. SMB’s rely heavily on CSP’s for support of new trends, such as Bring Your Own Technology (BYOT/BYOD). Our Synchronoss WorkSpace™ offering combined with our Orbit platform acquired through our Goldman Sachs venture, are ideally suited for such solutions, as they are designed to assure an IT manager that employees can enhance productivity by using their own mobile devices, while complying with their internal security and other IT policies.

Expand Into New Geographic Markets.  Although the majority of our revenue has traditionally been generated in North America, we continue to expand globally. Today, we have several instances of our platforms deployed in Europe and new customer engagements with a variety of carriers, such as Virgin Mobil and British Telecom to support their customers. In addition, our various acquisitions, including those of assets of F-Secure in 2015 and VoxMobili and Clarity in 2014 have helped expand our operations and customer engagements in Europe and the Asia-Pacific region.  We believe that the growth of connected devices will further drive opportunities to penetrate new geographic markets within the coming years. The Asia/Pacific and Latin America regions are of particular interest, as these markets experience similar trends to those that have driven growth in North America and Europe.

Expand through Strategic Partnerships or Acquisitions.  We are in the process of integrating our various acquisitions and we will continue to assimilate the synergies and efficiencies that these acquisitions may afford us.  In 2015, we entered into ventures with Verizon on the Identity Access market and Goldman Sachs on BYOD with the goal of establishing a foothold and launch our entry in the enterprise market.  As we explore new opportunities, we continue to look for strategic partnership or acquisition candidates that may enable us to more rapidly enter new markets or enhance our offerings.

Broaden Customer Base and Expand Offering to Existing Customers.  As our existing customers continue to expand into new distribution channels, such as the rapidly growing e-commerce channels, they will likely need to support new types of transactions that are managed by our platforms. In addition, we believe our customers will require new transaction management solutions as they expand their subscriber customer base, which will provide us with opportunities to drive increasing amounts of volume over our platforms. Many customers purchase multiple services from us, and we believe we are well positioned to cross-sell additional services to customers who do not currently purchase our full services portfolio. The expansion of our relationship with AT&T, Verizon and other customers highlight further penetration of existing customers as well as the development of a major growth initiative in consumer digital convergence.

Expand into the Enterprise Market. Launch directly with Enterprise customers through our direct sales efforts as well as key strategic partnerships. These efforts are designed to allow us to capture direct customer relationships in the enterprise space via our partners’ direct subject matter expertise in industry verticals and/or their broad reach as clear market leaders that drive a significant share of the market opportunities.

Expand into Emerging Devices and Internet of Things Space.  Various forecasts, such as Gartner, GSMA and IDC have cited explosive growth in the non-traditional connected devices space. Such devices include connected cars, connected homes, health and wellness and health care domains. According to Gartner, there will be over 30 billion devices connected by 2020. The increased growth will come from the non-traditional IT market. We plan on expanding both our activation platforms (focused on the new activation needs emerging from such devices on the service provider networks) as well as our cloud platforms (focused on storing data from the varying devices to be stored securely in the Cloud) in an effort to capitalize on the growth emerging from these new opportunities.

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

Leverage and Enforce our Intellectual Property.  We have a significant repository of intellectual property assets, and we expect to use this as a differentiator of our products and services in the marketplace.

Customers

We strive to maintain strong and collaborative relationships with our customers, which we believe to be one of our core competencies and critical to our success. We are generally the only provider of the services we offer to our customers. Contracts extend up to 60 months from execution and include minimum transaction or revenue commitments from our customers. All of our significant customers may terminate their contracts for convenience upon written notice and in many cases payment of contractual penalties. Contract penalties received by us were immaterial to our Statements of Income for the years ended December 31, 2015, 2014, and 2013.

Each of AT&T and Verizon accounted for more than 10% of our revenues for the years ended 2015, 2014 and 2013. AT&T and Verizon in the aggregate accounted for 75%, 73% and 66% of net revenues for the year ended December 31, 2015, 2014 and 2013, respectively. The loss of either AT&T or Verizon as a customer would have a material negative impact on our company. We believe that if either AT&T or Verizon terminated their relationship with us, they would encounter substantial costs in replacing Synchronoss' solutions.

Sales and Marketing

Sales

We market and sell our services primarily through a direct sales force and through our strategic partners. To date, we have concentrated our sales efforts on a range of CSPs, OEMs, enterprises, government and multi-channel retailers both domestically and internationally. Typically our sales process involves an initial consultative process that allows our customers to better assess the operating and capital expenditure benefits associated with an optimal activation, provisioning, and cloud-based content management architecture. Our sales teams are well trained in our Activation Services, Synchronoss Personal Cloud, Synchronoss Workspace, Secure Mobility, Identity and Access Management and Integrated Life platforms and on the market trends and conditions that our current and potential customers are facing. This enables them to easily identify and qualify opportunities that are appropriate for our platform deployments to benefit these customers. Following each sale, we assign account managers to provide ongoing support and to identify additional sales opportunities.  We generate leads from contacts made through trade-shows, seminars, conferences, events, market research, our Web site, customers, strategic partners and our ongoing public relations program.

Marketing

We focus our marketing efforts on supporting new product initiatives, creating awareness of our services and generating new sales opportunities. We base our product management strategy on analysis of market requirements, customer needs, industry direction, competitive offerings and projected customer cost savings and revenue opportunities. Our team is active in numerous technology and industry forums and regularly gets invited to speak at tradeshows such as the Consumer Electronics Show (CES), Cellular Telecommunications Industry Association (CTIA), GSMA (Mobile World Congress), Mobile Future Forward Series, Wireless Influencers Forum, Securities Industry and Financial Markets Association (SIFMA) and National Cable & Telecommunications Association (NCTA), in which we also demonstrate our solutions. In addition, through our product marketing and marketing communications functions, we also have an active public relations program and maintain relationships with recognized trade media and industry analysts such as ABI Research, International Data Corporation (IDC), Gartner Inc., Forrester Research, Inc., Ovum, Frost & Sullivan and Yankee Group. We also manage and maintain our Web site, blog, social media profiles on LinkedIn, Twitter and Facebook, utilize search engine optimization (SEO) and search engine marketing (SEM), publish product related content and educational white papers, videos and conduct seminars and user group meetings. Finally, we also actively sponsor technology-related conferences and demonstrate our solutions at trade-shows targeted at providers of communications services.

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

Intellectual Property

To establish and protect our intellectual property, we rely on a combination of copyright, trade secret, patent and trademark rights, as well as confidentiality procedures and contractual restrictions. Synchronoss®, the Synchronoss® logo, ConvergenceNow® and ActivationNow® are registered trademarks of Synchronoss. In addition, we regularly file patent applications to protect inventions arising from our research and development, and have obtained and filed applications for over 120 patents in the United States and other countries. No single patent is solely responsible for protecting our products or services. In addition to legal protections, we rely on the technical and creative skills of our employees, deep technical integration with our customer’s networks and back-office systems, frequent product enhancements and improved product quality to maintain a technology-leadership position. We maintain a program to protect our investment in technology by attempting to ensure respect for our intellectual property rights.  We cannot be certain that others will not develop technologies that are similar or superior to our technology. We enter into confidentiality and invention assignment agreements with our employees and confidentiality agreements with our alliance partners and customers, and we control access to and distribution of our software, documentation and other proprietary information.

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

As of December 31, 2015, we had 1,895 full‑time employees. None of our employees are covered by any collective bargaining agreements.

Executive Officers of the Registrant

The following sets forth certain information regarding our Executive Officers as of February 26, 2016:

Name	Age	Position
Stephen G. Waldis	48	Chairman of the Board of Directors and Chief Executive Officer
Robert Garcia	47	President and Chief Operating Officer
Karen L. Rosenberger	50	Executive Vice President, Chief Financial Officer and Treasurer
Ronald J. Prague	52	Executive Vice President, Chief Legal Officer, General Counsel & Secretary
David Schuette	50	Executive Vice President and President, Enterprise
Joel Silverman	51	Executive Vice President of Americas
Patrick J. Doran	42	Executive Vice President and Chief Technology Officer
Daniel Rizer	52	Executive Vice President of Business Development and Product Management
Chris Halbard	49	Executive Vice President, International
David Berry	50	Executive Vice President and Chief Innovation Officer

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

David Schuette joined Synchronoss in August 2015 and serves as Executive Vice President and President, Enterprise. Prior to joining Synchronoss, from 2009 to August 2015, Mr. Schuette held several roles at Slide3Advisors and Knowledgent Group, Inc., two consulting firms.  Mr. Schuette received a degree in Communications from Miami University, Oxford, OH.

Joel Silverman has served as Executive Vice President of Americas since October 2014 and, prior to that position, Mr. Silverman held various senior sales and general manager positions since he joined Synchronoss in 2011. Prior to joining Synchronoss, from 2010 to 2011, Mr. Silverman was Chief Marketing Officer at Litl, LLC and from 2004 to 2010 he was Senior Vice President – Sales and Distribution of Virgin Mobil USA. Mr. Silverman received a Bachelor of Science degree in Operations Research/Industrial Engineering from Cornell University and an MBA from the Andersen School at UCLA.

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

Risks Related to Our Business and Industry

We have substantial customer concentration, with a limited number of customers accounting for a substantial portion of our 2015 revenues.

Each of AT&T and Verizon Wireless accounted for more than 10% of our revenues for each of 2015 and 2014.  AT&T and Verizon Wireless in the aggregate accounted for 75% and 73% of net revenues for 2015 and 2014, respectively. There are inherent risks whenever a large percentage of total revenues are concentrated with a limited number of customers. It is not possible for us to predict the future level of demand for our services that will be generated by these customers or the future demand for the products and services of these customers in the end-user marketplace. In addition, revenues from these larger customers may fluctuate from time to time based on the commencement and completion of projects, the timing of which may be affected by market conditions or other factors, some of which may be outside of our control. Further, some of our contracts with these larger customers permit them to terminate our services at any time (subject to notice and certain other provisions). If any of our major customers experience declining or delayed sales due to market, economic or competitive conditions, we could be pressured to reduce the prices we charge for our services or we could lose the customer. Any such development could have an adverse effect on our margins and financial position, and would negatively affect our revenues and results of operations and/or trading price of our common stock.

The communications industry is highly competitive, and if we do not adapt to rapid technological change, we could lose customers or market share.

Our industry is characterized by rapid technological change and frequent new service offerings and is highly competitive with respect to the need for innovation. Significant technological changes could make our technology and services obsolete, less marketable or less competitive. We must adapt to this rapidly changing market by continually improving the features, functionality, reliability and responsiveness of our transaction and content management services, and by developing new features, services and applications to meet changing customer needs and further address the enterprise market. Our ability to take advantage of opportunities in the market may require us to invest in development and incur other expenses well in advance of our ability to generate revenues from these offerings or services. We may not be able to adapt to these challenges or respond successfully or in a cost-effective way. Our failure to do so would adversely affect our ability to compete and retain customers and/or market share. Further, we may experience delays in the development of one or more features of our offerings, which could materially reduce the potential benefits to us providing these services. In addition, our present or future service offerings may not satisfy the evolving needs of the industry in which we operate. If we are unable to anticipate or respond adequately to such needs, due to resource, technological or other constraints, our business and results of operations could be harmed.

The success of our business depends on our ability to achieve or sustain market acceptance of our services and solutions at desired pricing levels.

Our competitors and customers may cause us to reduce the prices we charge for our services and solutions. Our current or future competitors may offer our customers services at reduced prices or bundling and pricing services in a manner that may make it difficult for us to compete. Customers with a significant volume of transactions may attempt to use this leverage in pricing negotiations with us. Also if our prices are too high, current or potential customers may find it economically advantageous to handle certain functions internally instead of using our services. We may not be able to offset the effects of any price reductions by increasing the number of transactions we handle or the number of customers we serve, by generating higher revenue from enhanced services or by reducing our costs. If these or other sources of pricing pressure cause us to reduce the pricing of our service or solutions below desirable levels, our business and results of operations may be adversely affected.

The success of our business depends on the continued growth of consumer and business transactions related to communications services on the Internet.

The future success of our business depends upon the continued growth of consumer and business transactions on the Internet, including attracting consumers who have historically purchased wireless services and devices through traditional retail stores and attracting new enterprise customers. Specific factors that could deter consumers from purchasing wireless services and devices on the Internet include concerns about buying wireless devices without a face-to-face interaction with sales personnel and the ability to physically handle and examine the devices.

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

The future success of our business depends upon the continued growth in demand for connected devices. While we believe the market for connected devices will continue to grow for the foreseeable future, we cannot accurately predict the extent to which demand for connected devices will increase, if at all. If the demand for connected devices were to slow down or decline, our business and results of operations may be adversely affected.

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

Our business is directly affected by the length of our sales cycles. Our customers' businesses are relatively complex and their purchase of the types of services that we offer generally involve a significant financial commitment, with attendant delays frequently associated with large financial commitments and procurement procedures within an organization. In addition, as we continue to further penetrate the enterprise and the size and complexity of our sales opportunities continue to expand, we have seen an increase in the average length of time in our sales cycles.  The purchase of the types of services that we offer typically also requires coordination and agreement across many departments within a potential customer's organization. Delays associated with such timing factors could have a material adverse effect on our results of operations and financial condition. In periods of economic slowdown our typical sales cycle lengthens, which means that the average time between our initial contact with a prospective customer and the signing of a sales contract increases. The lengthening of our sales cycle could reduce growth in our revenue. In addition, the lengthening of our sales cycle contributes to an increased cost of sales, thereby reducing our profitability.

As we continue to pursue new enterprise customers, our sales cycle, forecasting processes and deployment processes may be less predictable and require greater time and expense.

Our sales cycle may lengthen as we continue to pursue new enterprise customers. Enterprise customers may undertake a significant evaluation process in regard to enterprise software which can last from several months to a year or longer. If our sales cycle were to lengthen in this manner, events may occur during this period that affect the size or timing of a purchase or even cause cancellations, and this may lead to more unpredictability in our business and operating results. Additionally, sales cycles for sales of our products tend to be longer, ranging from three to 12 months or more which may make forecasting more complex and uncertain. We may spend substantial time, effort and money on our sales efforts without any assurance that our efforts will produce any sales. In addition, product purchases by large enterprises are frequently subject to budget constraints, multiple approvals, and unplanned administrative, processing, and other delays. Finally, large enterprises typically have longer implementation cycles, require greater product functionality and scalability and a broader range of services, demand that vendors take on a larger share of risks, sometimes require acceptance provisions that can lead to a delay in revenue recognition, and expect greater payment flexibility from vendors. All of these factors can add further risk to business conducted with these end-customers. If we fail to realize an expected sale from a large end-customer in a particular quarter or at all, our business, operating results, and financial condition could be materially and adversely affected.

In addition, we may face unexpected deployment challenges with enterprise customers or more complicated installations of our products. It may be difficult to deploy our software products if the customer has unexpected database, hardware or software technology issues. Additional deployment complexities may occur if a customer hires a third party to deploy our products and services. Any difficulties or delays in the initial implementation could cause customers to reject our software or lead to the delay or non-receipt of future orders, in which case our business, operating results and financial condition would be harmed.

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

Names, addresses, telephone numbers, credit card data and other personal identification information ("PII") are collected, processed and stored in our systems. Our treatment of such information is subject to contractual restrictions and federal, state and foreign data privacy laws and regulations. We have implemented steps designed to protect against unauthorized access to such information, and comply with these laws and regulations. Because of the inherent risks and complexities involved in protecting this information, the steps we have taken to protect PII may not be sufficient to prevent the misappropriation or improper disclosure of such PII. If such misappropriation or disclosure were to occur, our business could be harmed through reputational injury, litigation and possible damages claimed by the affected end customers, including in some cases costs related to customer notification and fraud monitoring, or potential fines from regulatory authorities. We may need to incur significant costs or modify our business practices and/or our services in order to comply with these data privacy and protection laws and regulations in the future. Even the mere perception of a security breach or inadvertent disclosure of PII could adversely affect our business and results of operations. In addition, third party vendors that we engage to perform services for us may unintentionally release PII or otherwise fail to comply with applicable laws and regulations. Our insurance may not cover potential claims of this type or may not be adequate to cover all costs incurred in defense of potential claims or to indemnify us for all liability that may be imposed. Concerns about the security of online transactions and the privacy of PII could deter consumers from transacting business with us on the Internet. The occurrence of any of these events could have an adverse effect on our business, financial position, and results of operations.

If the wireless services industry experiences a decline in subscribers, our business may suffer.

The wireless services industry has faced an increasing number of challenges, including a slowdown in new subscriber growth. Revenues from services performed for customers in the wireless services industry accounted for 63% and 60% of our revenues in 2015 and 2014, respectively. A continued slowdown in subscriber growth in the wireless services industry could adversely affect our business growth.

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

If we fail to compete successfully with established or new competitors, it could have a material adverse effect on our results of operations and financial condition. The communications and enterprise industries are highly competitive and fragmented, and we expect competition to increase. We compete with independent providers of information systems and services and with the in-house departments of our OEMs and communications services companies' customers. Rapid technological changes, such as advancements in software integration across multiple and incompatible systems, and economies of scale may make it more economical for CSPs, MSOs or OEMs to develop their own in-house processes and systems, which may render some of our products and services less valuable or eventually obsolete. Our competitors include firms that provide comprehensive information systems and managed services solutions, BYOD providers, systems integrators, clearinghouses and service bureaus. Many of our competitors have long operating histories, large customer bases, substantial financial, technical, sales, marketing and other resources and strong name recognition.

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

Our success depends on our ability to provide reliable services to our customers and process a high volume of transactions in a timely and effective manner. Although we operate disaster recovery solutions in our Tucson, Arizona and in our colocation facilities that are used to provide hot sites for real time data backup and disaster recovery purposes, our network operations are currently centered in a single facility in Bethlehem, Pennsylvania that is susceptible to damage or interruption from human error, fire, flood, power loss, telecommunications failure, terrorist attacks and similar events. We could also experience failures or interruptions of our systems and services, or other problems in connection with our operations, as a result of, among other things:

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

We have service level agreements with many of our customers under which we guarantee specified levels of service availability. These arrangements involve the risk that we may not have adequately estimated the level of service we will in fact be able to provide. The importance of high quality customer support will increase as we expand our business and pursue new enterprise customers.  If we fail to meet our service level obligations under these agreements, we would be subject to penalties, which could result in higher than expected costs, decreased revenues and decreased operating margins. We could also lose customers.

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

We are participants in two joint ventures, which may subject us to certain risks relating to our ability to perform our obligations under the joint ventures, including funding future joint venture capital requirements.

Entering into joint ventures and alliances entails risks, including difficulties in developing and expanding the business of a newly formed joint venture, funding capital calls for the joint venture, exercising influence over the management and activities of joint venture, quality control concerns regarding joint venture products and services and potential conflicts of interest with the joint venture and our joint venture partner. We cannot guarantee that the joint venture operations will be successful. Any inability to meet our obligations as a joint venture partner under the joint ventures could result in penalties and reduced percentage interest in the joint venture for our company. Also, we could be disadvantaged in the event of disputes and controversies with our joint venture partner, since our joint venture partner is a relatively significant customer of our products and services and future product and services of the joint venture.

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

Our success depends to a significant degree upon the protection of our software and other proprietary technology rights, particularly with respect to our Activation Services, and Synchronoss Personal Cloud™ and Enterprise platforms. We rely on trade secret, copyright and trademark laws and confidentiality agreements with employees and third parties, all of which offer only limited protection. We also regularly file patent applications to protect inventions arising from our research and development, and have obtained a number of patents in the United States and other countries.  There can be no assurance that our patent applications will be approved, that any issued patents will adequately protect our intellectual property, or that such patents will not be challenged by third parties.  Also, much of our business and many of our solutions rely on key technologies developed or licensed by third or other parties, and we may not be able to obtain or continue to obtain licenses and technologies from these third parties at all or on reasonable terms.  The steps we have taken to protect our intellectual property may not prevent misappropriation of our proprietary rights or the reverse engineering of our solutions. Legal standards relating to the validity, enforceability and scope of protection of intellectual property rights in other countries are uncertain and may afford little or no effective protection of our proprietary technology. Consequently, we may be unable to prevent our proprietary technology from being exploited abroad, which could require costly efforts to protect our technology. Policing the unauthorized use of our products, trademarks and other proprietary rights is expensive, difficult and, in some cases, impossible. Litigation may be necessary in the future to enforce or defend our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of management resources, either of which could materially harm our business. Accordingly, despite our efforts, we may not be able to prevent third parties from infringing upon or misappropriating our intellectual property.

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

Our growth strategy includes the growth of our operations in foreign jurisdictions. International operations and business expansion plans are subject to numerous additional risks, including economic and political risks in foreign jurisdictions in which we operate or seek to operate, potential additional costs due to localization and other geographic specific costs, difficulty in enforcing contracts and collecting receivables through some foreign legal systems, unexpected changes in legal and regulatory requirements, differing technology standards and pace of adoption, fluctuations in currency exchange rates, varying regional and geopolitical business conditions and demands, and the difficulties associated with managing a large organization spread throughout various countries potential tax issues, including restrictions on repatriating earnings and multiple conflicting, changing and complex tax laws and regulations, and the differences in foreign laws and regulations, including foreign tax, data privacy requirements, anti-competition, intellectual property, labor, contract, trade and other laws. Additionally, compliance with international and U.S. laws and regulations that apply to our international operations may increase our cost of doing business in foreign jurisdictions.  Violation of these laws and regulations could result in fines, criminal sanctions against us, our officers or our employees, or prohibitions on the conduct of our business.  As we continue to expand our business globally, our success will depend, in large part, on our ability to anticipate and effectively manage these and other risks associated with our international operations. However, any of these factors could adversely affect our international operations and, consequently, our operating results.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we include in our annual report our assessment of the effectiveness of our internal control over financial reporting and our audited financial statements as of the end of each fiscal year. We successfully completed our assessment of our internal control over financial reporting as of December 31, 2015. Our continued compliance with Section 404 will require that we incur substantial expense and expend significant management time on compliance related issues. We currently do not have an internal audit group and we will evaluate the need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. In future years, if we fail to timely complete this assessment, there may be a loss of public confidence in our internal control, the market price of our stock could decline and we could be subject to regulatory sanctions or investigations by the NASDAQ Global Market, the Securities and Exchange Commission or other regulatory authorities, which would require additional financial and management resources. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to timely meet our regulatory reporting obligations.

Our outstanding indebtedness and related obligations could adversely affect our financial condition and restrict our operating flexibility.

We have substantial debt and related obligations. In August 2014, we issued $230.0 million aggregate principal amount of our 0.75% Convertible Senior Notes due in 2019 (the “2019 Notes”).  In September 2013, we entered into a Credit Agreement (the “Credit Facility”) with JP Morgan Chase Bank, N.A., as administrative agent, Wells Fargo Bank, National Association, as syndication agent and Capital One, National Association and KeyBank National Association, as co-documentation agents.  The Credit Facility is a $100 million unsecured revolving line of credit that matures in September 2018.  We have the right to request an increase in the aggregate principal amount of the Credit Facility to $150 million. While we do not currently utilize any of the borrowing capacity provided by the Credit Facility, we could increase our debt levels through this facility as conditions warrant. Our substantial level of debt and related obligations, including interest payments, covenants and restrictions, could have important consequences, including the following:

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

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. We currently have research coverage by securities and industry analysts. If one or more of the analysts who covers us downgrades our stock or states a view that our business prospects are reduced, our stock price would likely decline. If one or more of these analysts ceases coverage of our company or fails to regularly publish reports on us, interest in the purchase of our stock could decrease, which could cause our stock price or trading volume, or both, to decline.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

In 2012, we entered into a ten year lease for approximately 80,000 square feet of office space for our corporate headquarters in Bridgewater, New Jersey. We also lease a 61,000 square foot facility in Bethlehem, Pennsylvania which expires in 2019 with two 5 year renewal options extending to 2029, a lease for a 47,000 square foot facility in Tucson, Arizona which expires in 2021 and a lease for a 100,000 square foot facility in Bangalore, India which expires in 2021. In addition to the above office space, we also lease offices in various states in the United States including Arizona, California, Colorado, Illinois, Maryland, New York, Texas, Virginia and Washington and in certain countries including Australia, Finland, France, Ireland, Malta and the Philippines. Lease terms for our locations expire in the years between 2016 and 2029. We believe that the facilities we now lease are sufficient to meet our needs through at least the next 12 months. However, we may require additional office space after that time or if our current business plans change, and we are currently evaluating expansion possibilities.

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

Our 2011 acquisition agreement with Miyowa SA provided that former shareholders of Miyowa SA would be eligible for earn-out payments to the extent specified business milestones were achieved following the acquisition. In December 2013, Eurowebfund and Bakamar, two former shareholders of Miyowa SA filed a complaint against us in the Commercial Court of Paris, France claiming that they are entitled to certain earn-out payments under the acquisition agreement. We were served with a copy of this complaint in January 2014. On December 3, 2015, the Court dismissed all claims in the complaint against us.

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

	Common Stock
	2015		2014
	High	Low	High	Low
First Quarter	$51.39	$37.76	$37.86	$25.28
Second Quarter	$52.45	$42.01	$35.57	$27.78
Third Quarter	$49.53	$27.86	$46.74	$32.26
Fourth Quarter	$40.39	$29.77	$54.05	$39.00

As of February 18, 2016, there were approximately 56 named holders of record of our common stock. On February 18, 2016, the last reported sale price of our common stock as reported on the NASDAQ Global Select Market was $25.56 per share.

Dividend Policy

We have never declared or paid cash dividends on our common or preferred equity. We do not anticipate paying any cash dividends in the foreseeable future. Any future determination to declare cash dividends will be made at the discretion of our Board of Directors, subject to the covenants under our Credit Facility, and will depend on our financial condition, results of operations, capital requirements, general business conditions and other factors that our Board of Directors may deem relevant.

Stock Performance Graph

The graph set forth below compares the cumulative total stockholder return on our common stock between December 31, 2010 and December 31, 2015, with the cumulative total return of (i) the NASDAQ Computer Index and (ii) the NASDAQ Composite Index, over the same period. This graph assumes the investment of $100 on December 31, 2010 in our common stock, the NASDAQ Computer Index and the NASDAQ Composite Index, and assumes the reinvestment of dividends, if any. The graph assumes the initial value of our common stock on December 31, 2010 was the closing sales price of $26.71 per share.

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

	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15
Synchronoss Technologies, Inc.	100	113	79	116	157	132
Nasdaq Composite Index	100	98	114	157	179	189
Nasdaq Computer Index	100	100	113	149	179	190

On February 4, 2016 we announced that our Board of Directors has approved a share repurchase program under which we may repurchase up to $100 million of our outstanding common stock. We plan to make such purchases at prevailing prices over the next 12 to 18 months.

We anticipate that the timing and amount of any share repurchases will be determined based on market conditions and in accordance with the requirements of the Securities and Exchange Commission. Once adopted, the repurchase program does not obligate us to acquire any particular amount of common stock, and repurchases may be commenced, suspended or discontinued at any time without prior notice.

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

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(In thousands, except per share data)
Statements of Operations Data:
Net revenues	$578,831	$457,314	$349,047	$273,692	$229,084
Costs and expenses:
Cost of services*	239,074	184,414	146,238	115,670	106,595
Research and development	91,430	73,620	64,845	52,307	41,541
Selling, general and administrative	90,735	79,227	62,096	46,680	44,886
Net change in contingent consideration obligation	760	1,799	(5,324)	(6,235)	2,954
Restructuring charges	5,090	—	5,172	—	—
Depreciation and amortization	72,152	55,956	41,126	23,812	14,739
Total costs and expenses	499,241	395,016	314,153	232,234	210,715
Income from operations	79,590	62,298	34,894	41,458	18,369
Interest income	2,047	1,265	2,646	1,315	821
Interest expense	(5,711)	(3,430)	(3,178)	(998)	(928)
Other income	372	441	217	889	97
Income before income tax expense	76,298	60,574	34,579	42,664	18,359
Income tax expense	(29,616)	(21,679)	(11,228)	(15,581)	(3,233)
Net income	46,682	38,895	23,351	27,083	15,126
Net income attributable to noncontrolling interests	6,052	—	—	—	—
Net income attributable to Synchronoss	40,630	38,895	23,351	27,083	15,126
Income effect for interest on convertible debt, net of tax	1,920	754	—	—	—
Net income applicable to shares of common stock for earnings per share	$42,550	$39,649	$23,351	$27,083	$15,126
Net income attributable to common stockholders per common share:
Basic	$0.96	$0.96	$0.60	$0.71	$0.40
Diluted	$0.89	$0.92	$0.58	$0.69	$0.43
Weighted-average common shares outstanding:
Basic	42,284	40,418	38,891	38,195	37,372
Diluted	47,653	43,297	40,009	39,126	38,619

*Cost of services excludes depreciation and amortization which is shown separately.

	As of December 31,
	2015	2014	2013	2012†	2011
	(In thousands)
Balance Sheet Data:
Cash, cash equivalents and marketable securities	$233,626	$290,377	$77,605	$56,869	$152,576
Working capital	326,765	354,298	98,786	84,451	152,886
Total assets	1,015,350	862,822	527,019	466,662	398,618
Lease financing obligation - long-term	13,343	9,204	9,252	9,540	9,241
Contingent consideration obligation - long-term	930	—	4,468	5,100	8,432
Convertible debt	230,000	230,000	—	—	—
Redeemable noncontrolling interest	61,452	—	—	—	—
Total stockholders’ equity	609,814	529,107	447,639	374,657	334,563

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

Overview

We are a leading innovator of cloud solutions and software-based activation for mobile carriers, enterprises, retailers and OEMs across the globe. Our software provides innovative consumer and enterprise solutions that drive billions of transactions on a wide range of connected devices across the world’s leading networks.  Our solutions include: activation and provisioning software for devices and services, cloud-based sync, backup, storage and content engagement capabilities, broadband connectivity solutions, analytics, identity/access management and secure mobility management that enable communications service providers (CSPs), cable operators/multi-services operators (MSOs) and original equipment manufacturers (OEMs) with embedded connectivity (e.g. smartphones, laptops, tablets and MIDs, such as automobiles, wearables for personal health and wellness, and connected homes), multi-channel retailers, medium and large enterprises and their consumers as well as other customers to accelerate and monetize value-add services for secure and broadband networks and connected devices.

Our Activation Software, Synchronoss Personal Cloud™ and Enterprise products and platforms provide end-to-end seamless integration between customer-facing channels/applications, communication services, or devices and “back-office” infrastructure-related systems and processes. Our customers rely on our solutions and technology to automate the process of activation and content and settings management for their subscribers’ devices while delivering additional communication services.

Our Synchronoss Activation solution orchestrates the complex and different back-end systems of communication service providers to provide a best-in-class ordering system by orchestrating the workflow and consolidated automated customer care services. This allows CSPs using our platforms to realize the full benefits of their offerings. The platforms also support, among other automated transaction areas, credit card billing, inventory management, and trouble ticketing. In addition to this, the platform supports the physical transactions involved in customer activation and service such as managing access service requests, local service requests, local number portability, and directory listings.

Our Synchronoss Personal Cloud™ solution seamlessly transfers content from an old device to a new device, and syncs, backs up and connects consumer’s content from multiple smart devices to our cloud platform. This allows carrier customers to protect and manage their growing cache of personally generated, mobile content over long periods of time.

Our Synchronoss Enterprise solutions support an advanced mobility digital experience for businesses and consumers for accessing and protecting their information.  Our identity and access management platform helps consumers and business users to securely authenticate access to online websites to conduct ecommerce transactions or access important data. Our secure mobility platforms help users safely and securely store and share important data.  Our solutions are based on understanding assumptions on the behaviors of individuals through the capture of who they are, what they are doing and how, where and when they are doing it. This allows our platforms to help reduce fraud, improve cybersecurity detection/prevention and overall productivity. Our identity and access solution supports both consumers by allowing them to self-register and verify their identity, while providing non-intrusive multi-factor authentication and businesses the ability to be sure the correct person is doing the transaction.  The secure mobility solution combines the identity platform with a “bring your own device” (BYOD) platform that is based on a secure container for accessing data, applications, content and personal information management tools like email, calendar, messaging and notes.

Our Integrated Life™ platform brings together select capabilities of our device/service Activation software and services with our Synchronoss Personal Cloud™ and analytics solutions to give carrier subscribers innovative digital experiences  that work across new and emerging consumer devices (e.g. connected cars, wearables, connected homes, smart TV’s, etc.) in carrier and the Internet of Things markets.

Our products and platforms are designed to be carrier-grade, highly available, flexible and scalable to enable multiple converged communication services to be managed across multiple distribution channels including e-commerce, m-commerce, telesales, customer stores, indirect and other retail outlets allowing us to meet the rapidly changing and converging services and connected devices offered by our customers. Our products, platforms and solutions enable our Enterprise customers to acquire, retain and service subscribers quickly, reliably and cost-effectively with white label and custom-branded solutions.  Our customers can simplify the processes associated with managing the customer experience for procuring, activating, connecting, backing-up, synchronizing and enterprise-wide sharing/collaboration with connected devices and contents from these devices and associated services.  The extensibility, scalability, reliability and relevance of our platforms enable new revenue streams and retention opportunities for our customers through new subscriber acquisitions, sale of new devices, accessories and new value-added service offerings in the Cloud, while optimizing their cost of operations and enhancing customer experience. We currently operate in and market our solutions and services directly through our sales organizations in North America, Europe and Asia-Pacific.

Revenues

We generate a substantial portion of our revenues on a per‑transaction or subscription basis, which is derived from contracts that extend up to 60 months from execution. For the years ended December 31, 2015 and 2014, we derived approximately 71% or $409.7 million in 2015 compared to 77% or $350.0 million in 2014. This dollar increase is a result of new subscription arrangements with our existing customers and increased transaction volumes. The remainder of our revenues were generated from professional services and software licenses.

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

Each of AT&T and Verizon accounted for more than 10% of our revenues for the years ended December 31, 2015 and 2014. AT&T and Verizon in the aggregate accounted for 75% and 73% of our revenues for the years ended December 31, 2015 and 2014, respectively.

Costs and Expenses

Our costs and expenses consist of cost of services, research and development, selling, general and administrative, depreciation and amortization, change in contingent consideration, restructuring, interest and other expense.

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

Selling, general and administrative expense consists of personnel costs including salaries, sales commissions, sales operations and other personnel-related expenses, travel and related expenses, trade shows, costs of communications equipment and support services, facilities costs, consulting fees, costs of marketing programs, such as internet and print and other overhead and administrative costs.

Net change in contingent consideration obligation consists of the changes to the fair value estimate of the obligation to the former equity holders which resulted from our acquisitions. The estimate is based on the weighted probability of achieving certain financial targets and other milestones. The contingent consideration obligation earn-out periods are no longer than 12 months in duration. As such, we recognize the changes in fair value over that period. Final determination of the payment is done up to 90 days after the earn-out period ends.

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

Current Trends Affecting Our Results of Operations

Businesses from our Activation Platforms and Synchronoss Personal Cloud™ solutions have been driven by the unprecedented growth in mobile devices globally. Certain industry trends, such as Next programs from AT&T, have resulted in faster device upgrade cycles by customers resulting in increased device order transactions and activations. With mobile devices becoming content rich and acting as a replacement for other traditional devices like PC’s, the ability to securely back up content from mobile devices, sync it with other devices and share it with others in their community of family, friends and business associates has become essential needs. The major Tier 1 carriers are also publicly discussing achieving 500% penetration (multiple connected devices per user) by enabling connectivity to non-traditional devices. Such devices include connected cars, health and wellness devices, connected home and health care. The need for these devices to be activated and managed and the contents from them to be stored in a common cloud are also expected to be drivers of our businesses in the long term.

Bring Your Own Technology (BYOT/BYOD) is impacting the work environment for Small and Medium Businesses, which find themselves in a position where they need to offer their employees a safe environment to share and collaborate on their work documents and files via mobile devices. Leveraging our Synchronoss Personal Cloud™ solution infrastructure and technology to build Synchronoss WorkSpace™ for this purpose is expected to enable us to serve a completely new market, which we believe will also contribute to our growth.

To support our expected growth driven by the favorable industry trends mentioned above, we continue to look for opportunities to improve our operating efficiencies, such as the utilization of offshore technical and non-technical resources for our exception handling center management as well as routine software maintenance activities. We also leverage modular components from our existing software platforms to build new products.  We believe that these opportunities will continue to provide future benefits and position us to support revenue growth. In addition, we anticipate further automation of the transactions generated by our more mature customers and additional transaction types. Our cost of services can fluctuate from period to period based upon the level of automation and the on-boarding of new transaction and service types. We are also making investments in new research and development of new products designed to enable us to grow rapidly in the mobile wireless market. Our purchase of capital assets and equipment may also increase based on aggressive deployment, subscriber growth and promotional offers for free or bundled storage by our major Tier 1 carrier customers.

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

Revenue Recognition and Deferred Revenue

We provide services principally on a transactional or subscription basis or, at times, on a fixed fee basis and recognize the revenues as the services are performed or delivered as discussed below:

Transactional and Subscription Service Arrangements:  Transaction and subscription revenues represented approximately 71%, 77%, and 70% of our revenues for the years ended December 31, 2015, 2014 and 2013, respectively. Transaction and subscription revenues consist of revenues derived from the processing of transactions through our service platforms, providing enterprise portal management services on a subscription basis and maintenance agreements on software licenses. Transaction service arrangements include services such as processing equipment orders, new account set‑up and activation, number port requests, credit checks and inventory management. Subscription services include monthly active user fees, software as a service (“SaaS”) fees, hosting and storage and the related maintenance support for those services.

Transaction revenues are principally based on a contractual price per transaction and are recognized based on the number of transactions processed during each reporting period. Revenues are recorded based on the total number of transactions processed at the applicable price established in the relevant contract. The total amount of revenue recognized is based primarily on the volume of transactions. Subscription revenues are recorded one of two ways: on a straight‑line basis over the life of the contract or on a fixed monthly fee based on a set contracted amount.

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

Professional Service and Software License Arrangements:  Professional service and software license revenues represented approximately 29%, 23% and 30% of our revenues for the years ended December 31, 2015, 2014 and 2013, respectively. Professional services include process and workflow consulting services and development services. Professional services when sold with transactional or subscription service arrangements are accounted for separately when the professional services have value to the customer on a standalone basis and there is objective and reliable evidence of fair value of the professional services. When accounted for separately, professional service revenues are recognized as services are performed and all other elements of revenue recognition have been satisfied.

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

When transaction or subscription service arrangements, include multiple elements, the arrangement consideration is allocated at the inception of an arrangement to all deliverables using the relative selling price method. The relative selling price method allocates any discount in the arrangement proportionally to each deliverable on the basis of each deliverable’s selling price. The selling price used for each deliverable will be based on VSOE if available, third‑party evidence (TPE) if vendor‑ specific objective evidence is not available, or estimated selling price (ESP) if neither vendor‑specific objective evidence nor third‑party evidence is available. The objective of ESP is to determine the price at which we would transact a sale if the product or service were sold on a stand‑alone basis. We determine ESP by considering multiple factors including, but not limited to, geographies, market conditions, competitive landscape, internal costs, gross margin objectives, and pricing practices. ESP is generally used for offerings that are not typically sold on a stand‑alone basis or for new or highly customized offerings.

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

Service Level Standards

Pursuant to certain contracts, we are subject to service level standards and to corresponding penalties for failure to meet those standards. All performance‑related penalties are reflected as a corresponding reduction of our revenues. These penalties, if applicable, are recorded in the month incurred and were insignificant for the years ended December 31, 2015, 2014 and 2013.

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

We recognize a tax benefit from an uncertain tax position only if it is more likely than not to be sustained upon examination based on the technical merits of the position. The amount of the accrual for which an exposure exists is measured by determining the amount that has a greater than 50 percent likelihood of being realized upon the settlement of the position. Components of the reserve are classified as current or a long term liability in the consolidated balance sheets based on when we expect each of the items to be settled. We record interest and penalties accrued in relation to uncertain tax benefits as a component of interest expense. We expect that the amount of unrecognized tax benefits will change during 2016; however, we do not expect the change to have a significant impact on our results of operations or financial position.

While we believe we have identified all reasonably identifiable exposures and that the reserve we have established for identifiable exposures is appropriate under the circumstances, it is possible that additional exposures exist and that exposures may be settled at amounts different than the amounts reserved. It is also possible that changes in facts and circumstances could cause us to either materially increase or reduce the carrying amount of our tax reserves. In general, tax returns for the year 2011 and thereafter are subject to future examination by tax authorities.

Our policy has been to leave our cumulative unremitted foreign earnings invested indefinitely outside the United States, and we intend to continue this policy. As such, taxes have not been provided on any of the remaining accumulated foreign unremitted earnings. Due to the timing and circumstances of repatriation of such earnings, if any, it is not practicable to determine the unrecognized deferred tax liability relating to such amounts. If the cumulative unremitted foreign earnings exceed the amount we intend to reinvest in foreign countries in the future, we would provide for taxes on such excess amount.

Stock‑Based Compensation

As of December 31, 2015, we maintain four stock‑based compensation plans. We utilize the Black‑Scholes pricing model to determine the fair value of stock options on the dates of grant. Restricted stock awards are measured based on the fair market values of the underlying stock on the dates of grant, unless the awards are subject to market conditions, in which case we use a binomial‑lattice model (e.g., Monte Carlo simulation model). The Monte Carlo simulation model utilizes multiple input variables to estimate the probability that market conditions will be achieved. We recognize stock‑based compensation over the requisite service period with an offsetting credit to additional paid‑in capital.

For our performance restricted stock awards we estimate the number of shares the recipient is to receive by applying a probability of achieving the performance goals. The actual number of shares the recipient receives is determined at the end of the performance period based on the results achieved versus goals based on our performance targets, such as operating income. Once the number of awards is determined, the compensation cost is fixed and continues to be recognized using the accelerated attribution recognition over the requisite service period for each vesting tranche.

We classify benefits of tax deductions in excess of the compensation cost recognized (excess tax benefits) as a financing cash inflow with a corresponding operating cash outflow. We included $5.2 million, $1.2 million and $3.0 million of excess tax benefits as a financing cash inflow for the years ended December 31, 2015, 2014 and 2013, respectively.

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

The weighted‑average assumptions used in the Black‑Scholes option pricing model are as follows:

	Year Ended December 31,
	2015	2014	2013
Expected stock price volatility	47%	57%	66%
Risk-free interest rate	1.27%	1.43%	0.87%
Expected life of options (in years)	4.0	4.2	4.5
Expected dividend yield	—%	—%	—%
The weighted-average fair value (as of the date of grant) of the options granted	$15.88	$14.67	$15.79

The total stock‑based compensation cost related to unvested equity awards not yet recognized as an expense as of December 31, 2015 was approximately $52.0 million.

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

On August 4, 2015, we acquired all outstanding shares of Razorsight for $25.3 million, net of liabilities assumed. Razorsight offers cloud-based analytics solutions for communications service providers. Their cloud-based products embed advanced statistical analysis and predictive analytics to proactively pinpoint customer attrition risk, revenue opportunities, and better customer experiences.  We believe that this acquisition will strategically enhance our product portfolio allowing us to reach a broader client base by expanding our value proposition and more deeply embedding our platforms.

On February 23, 2015, we acquired certain cloud assets from F-Secure, an online security and privacy company headquartered in Finland, for cash consideration of $59.5 million, net of liabilities assumed. This acquisition expands our cloud services customer base.

Investments in Affiliates and Other Entities

In the normal course of business, we enter into various types of investment arrangements, each having unique terms and conditions. These investments may include equity interests held by us in business entities, including general or limited partnerships, contractual ventures, or other forms of equity participation. Management determines whether such investments involve a variable interest entity (“VIE”) based on the characteristics of the subject entity. If the entity is determined to be a VIE, then management determines if we are the primary beneficiary of the entity and whether or not consolidation of the VIE is required. The primary beneficiary consolidating the VIE must normally have both (i) the power to direct the activities of a VIE that most significantly affect the VIE’s economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE, in either case that could potentially be significant to the VIE. When we are deemed to be the primary beneficiary, the VIE is consolidated and the other party’s equity interest in the VIE is accounted for as a noncontrolling interest. In cases where we determine that we have an undivided interest in the assets, liabilities, revenues and profits of an unincorporated VIE (e.g., a general partnership interest), such amounts are consolidated on a basis proportional to our ownership interest in the unincorporated entity.

If an entity fails to meet the characteristics of a VIE, management then evaluates such entity under the voting model. Under the voting model, we would consolidate the entity if it is determined that we, directly or indirectly, have greater than 50% of the voting shares, and determine that other equity holders do not have substantive participating rights.

On December 31, 2015 we formed a venture with MCI Communication Services and Verizon Patent and Licensing Inc. (collectively, “Verizon”) referred to as Zentry, LLC (“Zentry”), in which we obtained a 67% interest, with the goal of accelerating our entrance into the enterprise market by adding identity management capabilities to our Synchronoss Secure Mobility Suite.

On November 16, 2015 we formed a venture with Goldman Sachs, Inc. (“Goldman”), referred to as SNCR, LLC, in which we obtained a 67% interest, in order to develop and deploy our Synchronoss Secure Mobility Suite. We will be integrating our Synchronoss Workspace™ platform with Goldman's internally developed mobile security intellectual property to help provide a safe, secure mobile device environment that also effectively supports BYOD.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of assets acquired, including other definite‑lived intangible assets. Goodwill is not amortized, but reviewed annually for impairment or upon the occurrence of events or changes in circumstances that would more likely than not reduce the fair value of the reporting unit below its carrying amount. We performed our annual impairment test noting no impairment as of December 31, 2015, and we do not believe we are at significant risk for impairment.

The change in the carrying amount of goodwill for the year ended December 31, 2015 is as follows:

Balance at December 31, 2014	$147,135
Acquisitions	84,636
Reclassifications, adjustments and other	(30)
Translation adjustments	(10,470)
Balance at December 31, 2015	$221,271

The reclassification, adjustments and other of $30 thousand is primarily related to an increase in the Company’s deferred taxes in connection with a foreign tax election.

Results of Operations

Year ended December 31, 2015, compared to the year ended December 31, 2014

The following table presents an overview of our results of operations for the years ended December 31, 2015 and 2014.

	Year Ended December 31,
	2015		2014		2015 vs 2014
	$	% of Revenue	$	% of Revenue	$ Change	% Change
	(in thousands)
Net revenues	$578,831	100.0%	$457,314	100.0%	$121,517	26.6%
Cost of services*	239,074	41.3%	184,414	40.3%	54,660	29.6%
Research and development	91,430	15.8%	73,620	16.1%	17,810	24.2%
Selling, general and administrative	90,735	15.7%	79,227	17.3%	11,508	14.5%
Net change in contingent consideration obligation	760	0.1%	1,799	0.4%	(1,039)	(57.8)%
Restructuring charges	5,090	0.9%	—	—%	5,090	100.0%
Depreciation and amortization	72,152	12.5%	55,956	12.2%	16,196	28.9%
	499,241	86.2%	395,016	86.4%	104,225	26.4%
Income from operations	$79,590	13.8%	$62,298	13.6%	$17,292	27.8%

*Cost of services excludes depreciation and amortization which is shown separately.

Revenues

Net Revenues.  Net revenues increased $121.5 million to $578.8 million in 2015, compared to 2014. Transaction and subscription revenues as a percentage of sales were 71% or $409.7 million in 2015 compared to 77% or $350.0 million in 2014. The $59.7 million increase in transaction and subscription revenue is primarily due to our expanded offerings and an increase in subscriptions with our existing customers. Professional service and software license revenues as a percentage of sales were 29% or $169.1 million in 2015 compared to 23% or $107.3 million in 2014. The increase in professional services and license revenue is due to new license agreements of approximately $38 million with existing and new customers of which $20.3 million related to our new ventures with Verizon and Goldman Sachs. New releases in our personal cloud offering accounted for an additional $18 million of this increase.

Net revenues related to Activation Services increased $23.0 million to $268.8 million in 2015, compared to $245.8 million in 2014. Net revenues related to Activation Services represented 46% for the year ended December 31, 2015, compared to 54% for 2014. The $23.0 million increase was driven by the expansion of our customer base. Net revenues related to our Cloud Services increased by $98.5 million to $310.0 million of our revenues for the year ended December 31, 2015 compared to 2014. Net revenues related to our Cloud Services represented 54% for the year ended December 31, 2015, compared to 46% in 2014. The increase in our Cloud Service performance was a result of strong adoption of our cloud offerings across our customer base and our expanded offerings.

Expense

Cost of Services.  Cost of services increased $54.7 million to $239.1 million in 2015, compared to 2014, due primarily to an increase of $36.2 million in colocation costs related to the expansion and virtualization of our hosting and storage offerings. There was also an increase of $12.2 million in outside consulting expense due to our ongoing migration and integration projects. There was also increases in third party exception handling vendors related to the increase in our activation business. Additionally, our personnel and related costs increased $5.0 million as a result of our continued growth.

Research and Development.  Research and development expense increased approximately $17.8 million to $91.4 million in 2015, compared to 2014, primarily due to an increase of $12.8 million in personnel and related costs and an increase of $1.5 million in stock-based compensation, due to an increase in headcount as a result of our acquisitions and our investments in our product group. An increase in facility costs of $1.9 million was driven by increased maintenance contracts related to our development and testing environments.

Selling, General and Administrative.  Selling, general and administrative expenses increased $11.5 million to $90.7 million in 2015, compared to 2014. The most significant drivers of the increase are a $4.3 million increase in professional fees, a $3.4 million increase in outside consultants and a $3.5 million increase in our bad debt expense, offset by a $1.1 million decrease in merger & acquisition expense. The increase in professional fees relates to accounting and legal costs as a result of our acquisitions, tax planning activities and our patent licensing program. The most significant increases in outside consultants related to costs incurred for the launch of our Enterprise business, including our strategic venture with Goldman Sachs.

Net Change in Contingent Consideration Obligation.  The net change in contingent consideration obligation decreased by $1.0 million for the year ended December 31, 2015. There was a $760 thousand increase in the contingent consideration for the year ended December 31, 2015 related to an increase in the Razorsight earn-out due to the achievement of certain milestones. The prior year consisted of a $1.8 million increase in the fair value increase of contingent consideration associated with the Strumsoft earn-out.

Restructuring charges. Restructuring charges were $5.1 million related to employment termination costs and facility consolidation costs, as a result of the work‑force reduction plan started in January 2015, which was designed to reduce costs and align our resources with our key strategic priorities.

Depreciation and Amortization.  Depreciation and amortization expense increased $16.2 million to $72.2 million in 2015, compared to 2014, primarily related to the increase in depreciable fixed assets necessary for the continued expansion of our platforms and amortization of our newly acquired intangible assets related to our recent acquisitions and ventures.

Income from Operations.  Income from operations increased $17.3 million to $79.6 million in 2015, compared to 2014. This was primarily due to increased revenues partially offset by increases in depreciable fixed assets, intangible amortization, restructuring charges related to our work‑force reduction and additional costs associated with our acquired operations.

Interest Income.  Interest income increased $782 thousand to $2.0 million in 2015, compared to 2014. Interest income increased primarily due to an increase in our cash, cash equivalents and investment balances during the year.

Interest Expense.  Interest expense increased $2.3 million to $5.7 million in 2015, compared to 2014 due to an increase of approximately $2 million related to the convertible debt contractual interest together with amortization of deferred financing costs and an increase of $342 thousand related to interest paid on capital leases.

Other Income.  Other income decreased $69 thousand to $372 thousand in 2015, compared to 2014. Other income decreased primarily due to a prior year New York state refundable research and development tax credit which was not available in the current year and foreign currency exchange rate fluctuations.

Income Tax.  During 2015 and 2014, we recognized approximately $29.6 million and $21.7 million in income tax expense, respectively. Our effective tax rate was approximately 38.8% and 35.8% during 2015 and 2014, respectively. In 2015, our effective tax rate was higher than our U.S. federal statutory rate primarily due to the tax effect of non-deductible expenses and the unfavorable tax impact of losses in foreign jurisdictions which have lower tax rates than the U.S. offset by the favorable impact of the minority interest in the ventures and the tax credit for research and experimentation expenses.

We expect to be exposed to fluctuations in our effective rate during the earn-out period for our contingent consideration liabilities. Due to the nature of these transactions we may experience significant adjustments to fair value of the contingent consideration obligation depending on the outcome of the target achievements.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits for the twelve months ended December 31, 2015 is as follows:

Unrecognized tax benefit at December 31, 2014	$1,154
Additions for tax positions of prior periods	58
Additions for tax positions of current periods	344
Reductions related to the expiration of statutes of limitations	(64)
Unrecognized tax benefit at December 31, 2015	$1,492

Year ended December 31, 2014, compared to the year ended December 31, 2013

The following table presents an overview of our results of operations for the years ended December 31, 2014 and 2013.

	Year Ended December 31,
	2014		2013		2014 vs 2013
	$	% of Revenue	$	% of Revenue	$ Change	% Change
	(in thousands)
Net revenues	$457,314	100.0%	$349,047	100.0%	$108,267	31.0%
Cost of services*	184,414	40.3%	146,238	41.9%	38,176	26.1%
Research and development	73,620	16.1%	64,845	18.6%	8,775	13.5%
Selling, general and administrative	79,227	17.3%	62,096	17.8%	17,131	27.6%
Net change in contingent consideration obligation	1,799	0.4%	(5,324)	(1.5)%	7,123	(133.8)%
Restructuring charges	—	—%	5,172	1.5%	(5,172)	(100.0)%
Depreciation and amortization	55,956	12.2%	41,126	11.8%	14,830	36.1%
	395,016	86.4%	314,153	90.0%	80,863	25.7%
Income from operations	$62,298	13.6%	$34,894	10.0%	$27,404	78.5%

*Cost of services excludes depreciation and amortization which is shown separately.

Revenues

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

Selling, General and Administrative.  Selling, general and administrative expenses increased $17.1 million to $79.2 million in 2014, compared to 2013. There was an increase of $10.0 million in personnel and related costs and an increase of $2.8 million in stock based compensation. The increase in personnel and related costs primarily related to increased headcount as a result of our international expansion as well as the earn-out compensation due to former owners and employees of Strumsoft. Our marketing expense increased $1.2 million due to our market expansion activities associated with the rebranding and the launch of our new products. There was also an increase of $1.3 million in merger and acquisition expense related to the acquisitions of Digi-Data, Vox and Clarity. The remaining increases of $725 thousand related to telecommunication and facility costs that were impacted by the increase of our common area maintenance costs and $713 thousand related to various outside consultant costs supporting strategic projects.

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

A reconciliation of the beginning and ending amounts of unrecognized tax benefits for the twelve months ended December 31, 2014 is as follows:

Unrecognized tax benefit at December 31, 2013	$734
Reductions for tax positions of prior periods	(217)
Additions for tax positions of current periods	650
Reductions related to the expiration of statutes of limitations	(13)
Unrecognized tax benefit at December 31, 2014	$1,154

Unaudited Quarterly Results of Operations

	Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
2015
Net revenues	$132,926	$137,820	$150,874	$157,211
Gross profit(2)	79,271	82,900	87,436	90,150
Net income	10,561	15,154	9,645	11,322
Net income attributable to Synchronoss (3)(4)	10,561	15,154	9,645	5,270
Basic net income per common share(1)	0.25	0.36	0.23	0.12
Diluted net income per common share(1)	0.23	0.33	0.21	0.12

	Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
2014
Net revenues	$98,477	$103,451	$125,175	$130,211
Gross profit(2)	58,498	62,161	74,679	77,562
Net income attributable to Synchronoss (3)(4)	7,584	8,364	9,327	13,620
Basic net income per common share(1)	0.19	0.21	0.23	0.33
Diluted net income per common share(1)	0.19	0.20	0.22	0.30

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
(3)

Net income for the quarters ended December 31, 2015, December 31, 2014, September 30, 2014, June 30, 2014 and March 31, 2014 included a change in contingent consideration obligation of $760 thousand, $118 thousand, $355 thousand, $115 thousand, and $1.2 million, respectively.

(4)	Net income for the quarters ended September 30, 2015, June 30, 2015 and March 31, 2015, included restructuring charges of $399 thousand, $1.5 million and $3.2 million, respectively.
(5)	Net income for the quarter ended December 31, 2014 included a $3.6 million depreciation expense adjustment related to a change in estimate which increased net income by $2.3 million.

Liquidity and Capital Resources

Our principal source of liquidity has been cash provided by operations. Our cash, cash equivalents and marketable securities balance was $233.6 million at December 31, 2015, a decrease of $56.8 million as compared to the balance at December 31, 2014. This decrease was primarily due to cash used for acquisitions and purchases of fixed assets offset by cash generated from operations and the exercise of stock options. We anticipate that our principal uses of cash in the future will be to fund the expansion of our business through both organic growth as well as possible acquisition activities and the expansion of our customer base internationally. Uses of cash will also include facility and technology expansion, capital expenditures, and working capital.

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

The Credit Facility is subject to certain financial covenants. As of December 31, 2015, we were in compliance with all required covenants. There were no outstanding balances on the Credit Facility at December 31, 2015.

On February 4, 2016 we announced that our Board of Directors has approved a share repurchase program under which we may repurchase up to $100 million of our outstanding common stock. We plan to make such purchases at prevailing prices over the next 12 to 18 months. The repurchase program will be funded using our working capital. There can be no assurance as to the actual volume of any share repurchases in any given period or over the term of the program or as to the manner or terms of any such repurchases.

We anticipate that the timing and amount of any share repurchases will be determined based on market conditions and in accordance with the requirements of the Securities and Exchange Commission. Once adopted, the repurchase program does not obligate us to acquire any particular amount of common stock, and repurchases may be commenced, suspended or discontinued at any time without prior notice.

At December 31, 2015, our non‑U.S. subsidiaries held approximately $16.6 million of cash and cash equivalents that are available for use by all of our operations around the world. However, if these funds were repatriated to the U.S. or used for U.S. operations, certain amounts could be subject to U.S. tax for the incremental amount in excess of the foreign tax paid. Due to the timing and circumstances of repatriation of such earnings, if any, it is not practical to determine the unrecognized deferred tax liability related to the amount.

Discussion of Cash Flows

Year ended December 31, 2015, compared to the year ended December 31, 2014

Cash Flows from Operations.  Net cash provided by operating activities for the year ended December 31, 2015 was $117.6 million, as compared to $71.0 million for the year ended December 31, 2014; an increase of $46.6 million. Operating cash flows for the year ended December 31, 2015 benefited from the increase in net income and non-cash items of $34.0 million and an increase in net working capital of $29.5 million.

Cash Flows from Investing.  Net cash used in investing activities for the year ended December 31, 2015 was $226.1 million, as compared to $153.0 million for the year ended December 31, 2014. The increase in net cash used in investing activities for the year ended December 31, 2015, of $73.1 million as compared to 2014 is primarily due to current year acquisitions combined with purchases of property and equipment related to our continued investments in our global information technology and business systems infrastructure.

Cash Flows from Financing.  Net cash provided by financing activities for the year ended December 31, 2015 was $20.5 million, as compared to $254.3 million for the year ended December 31, 2014. The decrease in net cash provided by financing activities for the year ended December 31, 2015, of $233.8 million as compared to 2014 is primarily due to the issuance of the 2019 Notes for $230 million in 2014.

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

Effect of Inflation

Although inflation generally affects us by increasing our cost of labor and equipment, we do not believe that inflation has had any material effect on our results of operations during 2015, 2014 and 2013. We do not expect the current rate of inflation to have a material impact on our business.

Contractual Obligations

Our contractual commitments consist of obligations under leases for office space, automobiles, convertible debt and its associated interest expense, colocation agreements, computer equipment and furniture and fixtures. The following table summarizes our long‑term contractual obligations as of December 31, 2015 (in thousands).

	Payments Due by Period
		Less Than			More Than
	Total	1 Year	1—3 Years	4—5 Years	5 Years
Capital lease obligations (1)	$23,495	$2,707	$5,296	$3,728	$11,764
Convertible Senior Notes	230,000	—	—	230,000	—
Interest (2)	6,253	1,725	3,450	1,078	—
Contingent consideration obligation (3)	930	—	930	—	—
Operating lease obligations	55,261	7,820	14,354	13,047	20,040
Purchase obligations (4)	55,466	25,311	20,573	9,582	—
Other long-term liabilities (5)	1,492	51	1,441	—	—
Total	$372,897	$37,614	$46,044	$257,435	$31,804

(1)	Amount includes the Pennsylvania facility lease and the VCHS data center.
(2)	Represents the interest on the Convertible Senior Notes.
(3)

Amount represents the fair value of the contingent consideration obligations of our Razorsight acquisition and is based on actual and estimated achievements of financial targets and milestones as of December 31, 2015. When settled at the end of the applicable earn‑out period the amount is subject to change due to the actual achievements of financial targets and our stock price.

(4)	Amount represents obligations associated with colocation agreements.
(5)	Amount represents unrecognized tax positions recorded in our balance sheet. Although the timing of the settlement is uncertain, we believe this amount will be settled within 3 years.

Impact of Recently Issued Accounting Standards

In January 2016, Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 requires equity investments to be measured at fair value with changes in fair value recognized in net income; simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; requires separate presentation of financial assets and financial liabilities by measurement category and form of financial assets on the balance sheet or the accompanying notes to the financial statements and clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. ASU 2016-01 is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. We are currently evaluating the impact that ASU 2016-01 will have on our consolidated financial statements.

In November 2015, the FASB issued Accounting Standards Update ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which will require entities to present deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet. The ASU simplifies the current guidance, which requires entities to separately present deferred tax assets and deferred tax liabilities as current and noncurrent in a classified balance sheet. The ASU may be applied either prospectively or retrospectively. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2016 and interim periods within those annual periods. Earlier application is permitted as of the beginning of an interim or annual period. Management has adopted ASU 2015-17 effective for the fourth quarter 2015 and will present the net deferred tax assets as noncurrent and reclassify any current deferred tax assets and liabilities in our consolidated balance sheet on a prospective basis.

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

In May 2015, the FASB issued ASU 2015-08, Business Combinations (Topic 805): Pushdown Accounting - Amendments to SEC Paragraphs Pursuant to Staff Accounting Bulletin No. 115 (“ASU 2015-08”). The amendments in ASU 2015-08 amend various SEC paragraphs included in the FASB’s Accounting Standards Codification to reflect the issuance of Staff Accounting Bulletin No. 115 (“SAB 115”). SAB 115 rescinds portions of the interpretive guidance included in the SEC’s Staff Accounting Bulletins series and brings existing guidance into conformity with ASU No. 2014-17, “Business Combinations (Topic 805): Pushdown Accounting,” which provides an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. Management has adopted the amendments in ASU 2015-08, effective May 8, 2015, as the amendments in the update are effective upon issuance. The adoption of this ASU did not significantly impact our consolidated financial statements.

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

In April 2015, the FASB issued ASU 2015-03, Interest — Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance of debt issuance costs are not affected by the amendments in this update. The guidance is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Upon adoption, an entity must apply the guidance retrospectively to all prior periods presented. Management does not expect the adoption of this ASU to significantly impact our consolidated financial statements.

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

Off‑Balance Sheet Arrangements

We had no off‑balance sheet arrangements during the years ended December 31, 2015 and December 31, 2014 that have or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our interests.

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

The primary objective of our investment activities is to preserve our capital for the purpose of funding operations, while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and short‑ and long‑term investments in a variety of securities, which could include commercial paper, money market funds and corporate and government debt securities. Our cash, cash equivalents and marketable securities at December 31, 2015 and 2014 were invested in liquid money market accounts, certificates of deposit and government securities. All market‑risk sensitive instruments were entered into for non‑trading purposes.

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

If and when we draw down on our Credit Facility, we will be subject to U.S. LIBOR interest rate fluctuations. As of December 31, 2015, there were no outstanding balances on the Credit Facility.

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

Interest Rate Risk

We are exposed to the risk of interest rate fluctuations on the interest income earned on our cash and cash equivalents. A hypothetical 100 basis point movement in interest rates applicable to our cash and cash equivalents outstanding at December 31, 2015 would increase interest income by less than $1.1 million on an annual basis. We are subject to foreign currency exchange risk with respect to cash balances maintained in foreign currencies.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Synchronoss Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Synchronoss Technologies, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Synchronoss Technologies, Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Synchronoss Technologies, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

MetroPark, New Jersey

February 26, 2016

SYNCHRONOSS TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$147,634	$235,967
Marketable securities	66,357	51,097
Accounts receivable, net of allowance for doubtful accounts of $3,029 and $88 at December 31, 2015 and 2014, respectively	143,692	118,371
Prepaid expenses and other assets	49,262	35,023
Deferred tax assets	—	1,475
Total current assets	406,945	441,933
Marketable securities	19,635	3,313
Property and equipment, net	168,280	151,171
Goodwill	221,271	147,135
Intangible assets, net	174,322	99,489
Deferred tax assets	3,560	1,232
Other assets	21,337	18,549
Total assets	$1,015,350	$862,822

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26,038	$25,059
Accrued expenses	45,819	42,679
Deferred revenues	8,323	11,897
Contingent consideration obligation	—	8,000
Total current liabilities	80,180	87,635
Lease financing obligation - long-term	13,343	9,204
Contingent consideration obligation - long-term	930	—
Convertible debt	230,000	230,000
Deferred tax liability	16,404	3,698
Other liabilities	3,227	3,178
Redeemable noncontrolling interest	61,452	—
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000 shares authorized, 0 shares issued and outstanding at December 31, 2015 and 2014	—	—
Common stock, $0.0001 par value; 100,000 shares authorized, 48,084 and 46,444 shares issued; 44,405 and 42,711 outstanding at December 31, 2015 and December 31, 2014, respectively	4	4
Treasury stock, at cost (3,679 and 3,733 shares at December 31, 2015 and 2014, respectively)	(65,651)	(66,336)
Additional paid-in capital	512,802	454,740
Accumulated other comprehensive loss	(38,684)	(20,014)
Retained earnings	201,343	160,713
Total stockholders’ equity	609,814	529,107
Total liabilities and stockholders’ equity	$1,015,350	$862,822

See accompanying notes to consolidated financial statements.

SYNCHRONOSS TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Year Ended December 31,
	2015	2014	2013

Net revenues	$578,831	$457,314	$349,047
Costs and expenses:
Cost of services*	239,074	184,414	146,238
Research and development	91,430	73,620	64,845
Selling, general and administrative	90,735	79,227	62,096
Net change in contingent consideration obligation	760	1,799	(5,324)
Restructuring charges	5,090	—	5,172
Depreciation and amortization	72,152	55,956	41,126
Total costs and expenses	499,241	395,016	314,153
Income from operations	79,590	62,298	34,894
Interest income	2,047	1,265	2,646
Interest expense	(5,711)	(3,430)	(3,178)
Other income	372	441	217
Income before income tax expense	76,298	60,574	34,579
Income tax expense	(29,616)	(21,679)	(11,228)
Net income	46,682	38,895	23,351
Net income attributable to noncontrolling interests	6,052	—	—
Net income attributable to Synchronoss	$40,630	$38,895	$23,351

Net income per common share:
Basic †	$0.96	$0.96	$0.60
Diluted †	$0.89	$0.92	$0.58
Weighted-average common shares outstanding:
Basic †	42,284	40,418	38,891
Diluted †	47,653	43,297	40,009

*Cost of services excludes depreciation and amortization which is shown separately.

†See notes to financial statement footnote 2.

See accompanying notes to consolidated financial statements

SYNCHRONOSS TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended December 31,
	2015	2014	2013

Net income attributable to Synchronoss	$40,630	$38,895	$23,351
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(17,281)	(12,739)	(3,779)
Unrealized (loss) gain on securities	(54)	(176)	2
Net (loss) gain on intra-entity foreign currency transactions	(1,335)	(6,376)	3,419
Total other comprehensive loss	(18,670)	(19,291)	(358)
Total comprehensive income attributable to Synchronoss	$21,960	$19,604	$22,993

See accompanying notes to consolidated financial statements.

SYNCHRONOSS TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

							Accumulated
						Additional	Other		Total
		Common Stock		Treasury Stock		Paid-In	Comprehensive	Retained	Stockholders'
		Shares	Amount	Shares	Amount	Capital	Income (Loss)	Earnings	Equity
Balance at December 31, 2012	.	42,533	$4	(3,859)	$(67,918)	$344,469	$(365)	$98,467	$374,657
Stock based compensation	.	—	—	—	—	10,035	—	—	10,035
Issuance of restricted stock	.	734	—	—	—	14,539	—	—	14,539
Issuance of common stock on exercise of options	.	1,156	—	—	—	19,196	—	—	19,196
Issuance of common stock related to acquisition	.	33	—	—	—	1,144	—	—	1,144
ESPP compensation	.	—	—	—	—	640	—	—	640
Sale of Treasury Stock in connection with an employee stock purchase plan	.	—	—	66	814	660	—	—	1,474
Net income attributable to Synchronoss	.	—	—	—	—	—	—	23,351	23,351
Total other comprehensive loss		—	—	—	—	—	(358)	—	(358)
Tax benefit from stock option exercise	.	—	—	—	—	2,961	—	—	2,961
Balance at December 31, 2013	.	44,456	$4	(3,793)	$(67,104)	$393,644	$(723)	$121,818	$447,639
Stock based compensation	.	—	—	—	—	9,992	—	—	9,992
Issuance of restricted stock	.	765	—	—	—	18,353	—	—	18,353
Issuance of common stock on exercise of options	.	1,223	—	—	—	30,003	—	—	30,003
ESPP compensation	.	—	—	—	—	642	—	—	642
Sale of Treasury Stock in connection with an employee stock purchase plan	.	—	—	60	768	909	—	—	1,677
Net income attributable to Synchronoss	.	—	—	—	—	—	—	38,895	38,895
Total other comprehensive loss	.	—	—	—	—	—	(19,291)	—	(19,291)
Tax benefit from stock option exercise	.	—	—	—	—	1,197	—	—	1,197
Balance at December 31, 2014	.	46,444	$4	(3,733)	$(66,336)	$454,740	$(20,014)	$160,713	$529,107
Stock based compensation	.	—	—	—	—	8,495	—	—	8,495
Issuance of restricted stock	.	761	—	—	—	22,592	—	—	22,592
Issuance of common stock on exercise of options	.	879	—	—	—	19,936	—	—	19,936
ESPP compensation	.	—	—	—	—	624	—	—	624
Sale of Treasury Stock in connection with an employee stock purchase plan	.	—	—	54	685	1,217	—	—	1,902
Net income attributable to Synchronoss	.	—	—	—	—	—	—	40,630	40,630
Total other comprehensive loss		—	—	—	—	—	(18,670)	—	(18,670)
Tax benefit from stock option exercise	.	—	—	—	—	5,198	—	—	5,198
Balance at December 31, 2015	.	48,084	$4	(3,679)	$(65,651)	$512,802	$(38,684)	$201,343	$609,814

See accompanying notes to consolidated financial statements.

SYNCHRONOSS TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2015	2014	2013
Operating activities:
Net income	$46,682	$38,895	$23,351
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	72,152	55,956	41,126
Amortization of debt issuance costs	1,501	618	—
Loss on disposal of asset	16	33	—
Amortization of bond premium	1,705	384	294
Deferred income taxes	8,319	3,207	1,575
Non-cash interest on leased facility	924	946	921
Stock-based compensation	31,711	28,987	25,214
Changes in operating assets and liabilities:
Accounts receivable, net of allowance for doubtful accounts	(27,577)	(50,924)	10,167
Prepaid expenses and other current assets	(8,543)	(14,660)	8,022
Other assets	(4,282)	(1,930)	(7,376)
Accounts payable	6,185	4,169	348
Accrued expenses	(710)	1,263	(7,155)
Contingent consideration obligation	(772)	3,532	(6,214)
Excess tax benefit from the exercise of stock options	(5,198)	(1,203)	(2,961)
Other liabilities	(402)	5,825	(320)
Deferred revenues	(4,130)	(4,119)	(5,900)
Net cash provided by operating activities	117,581	70,979	81,092

Investing activities:
Purchases of fixed assets	(59,960)	(73,885)	(73,434)
Purchases of intangible assets	(1,200)	—	—
Purchases of marketable securities available-for-sale	(139,569)	(50,275)	(8,366)
Sales and maturities of marketable securities available-for-sale	106,210	9,265	14,825
Business acquired, net of cash	(131,592)	(38,085)	(6,677)
Net cash used in investing activities	(226,111)	(152,980)	(73,652)

Financing activities:
Proceeds from the exercise of stock options	19,936	30,003	19,196
Payments on contingent consideration obligation	(4,468)	—	(1,926)
Debt issuance costs related to convertible notes	—	(7,065)	—
Proceeds from issuance of convertible notes	—	230,000	—
Borrowings on revolving line of credit	—	40,000	—
Repayment of revolving line of credit	—	(40,000)	—
Excess tax benefit from the exercise of stock option	5,198	1,203	2,961
Proceeds from the sale of Treasury Stock in connection with an employee stock purchase plan	1,902	1,677	1,474
Repayments of capital obligations	(2,021)	(1,515)	(1,597)
Net cash provided by financing activities	20,547	254,303	20,108

Effect of exchange rate changes on cash	(350)	153	(64)
Net (decrease) increase in cash and cash equivalents	(88,333)	172,455	27,484
Cash and cash equivalents at beginning of year	235,967	63,512	36,028
Cash and cash equivalents at end of year	$147,634	$235,967	$63,512

Supplemental disclosures of cash flow information:
Cash paid for interest	$5,791	$2,290	$168
Cash paid for income taxes	$29,868	$19,342	$1,773

Supplemental disclosures of non-cash investing and financing activities:
Issuance of common stock in connection with the acquisition	$—	$—	$1,144

See accompanying notes to consolidated financial statements.

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in tables in thousands, except for per share data or unless otherwise noted)

1. Description of Business

Synchronoss is a leading innovator of cloud solutions and software-based activation for mobile carriers, enterprises, retailers and OEMs across the globe. Synchronoss’ software provides innovative consumer and enterprise solutions that drive billions of transactions on a wide range of connected devices across the world’s leading networks.  The Company’s solutions include: activation and provisioning software for devices and services, cloud-based sync, backup, storage and content engagement capabilities, broadband connectivity solutions, analytics, identity/access management and secure mobility management that enable communications service providers (CSPs), cable operators/multi-services operators (MSOs) and original equipment manufacturers (OEMs) with embedded connectivity (e.g. smartphones, laptops, tablets and mobile Internet devices (MIDs), such as automobiles, wearables for personal health and wellness, and connected homes), multi-channel retailers, medium and large enterprises and their consumers as well as other customers to accelerate and monetize value-add services for secure and broadband networks and connected devices.

Synchronoss’ Activation Software, Synchronoss Personal Cloud™ and Enterprise products and platforms provide end-to-end seamless integration between customer-facing channels/applications, communication services, or devices and “back-office” infrastructure-related systems and processes. The Company’s customers rely on the Company’s solutions and technology to automate the process of activation and content and settings management for their subscribers’ devices while delivering additional communication services.

The Synchronoss Activation solution orchestrates the complex and different back-end systems of communication service providers to provide a best-in-class ordering system by orchestrating the workflow and consolidated automated customer care services. This allows CSPs using the Company’s platforms to realize the full benefits of their offerings. The platforms also support, among other automated transaction areas, credit card billing, inventory management, and trouble ticketing. In addition to this, the platform supports the physical transactions involved in customer activation and service such as managing access service requests, local service requests, local number portability, and directory listings.

The Synchronoss Personal Cloud™ solution seamlessly transfers content from an old device to a new device, syncs, backs up and connects consumer’s content from multiple smart devices to the Company’s cloud platform. This allows carrier customers to protect and manage their growing cache of personally generated, mobile content over long periods of time.

The Synchronoss Enterprise solutions support an advanced mobility digital experience for businesses and consumers for accessing and protecting their information.  The Company’s identity and access management platform helps consumers and business users to securely authenticate access to online websites to conduct ecommerce transactions or access important data. The secure mobility platforms help users safely and securely store and share important data.  The solutions are based on understanding assumptions on the behaviors of individuals through the capture of who they are, what they are doing and how, where and when they are doing it. This allows the Company’s platforms to help reduce fraud, improve cybersecurity detection/prevention and overall productivity. The identity and access solution supports both consumers by allowing them to self-register and verify their identity, while providing non-intrusive multi-factor authentication and businesses the ability to be sure the correct person is doing the transaction.  The secure mobility solution combines the identity platform with a “bring your own device” (BYOD) platform that is based on a secure container for accessing data, applications, content and personal information management tools like email, calendar, messaging and notes.

The Company’s Integrated Life™ platform brings together select capabilities of the Company’s device/service Activation software and services with the Company’s Synchronoss Personal Cloud™ and analytics solutions to give carrier subscribers innovative digital experiences  that work across new and emerging consumer devices (e.g. connected cars, wearables, connected homes, smart TV’s, etc.) in carrier and the Internet of Things (IoT) markets.

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Synchronoss’ products and platforms are designed to be carrier-grade, highly available, flexible and scalable to enable multiple converged communication services to be managed across multiple distribution channels including e-commerce, m-commerce, telesales, customer stores, indirect and other retail outlets allowing Synchronoss to meet the rapidly changing and converging services and connected devices offered by the Company’s customers. The Company’s products, platforms and solutions enable its Enterprise customers to acquire, retain and service subscribers quickly, reliably and cost-effectively with white label and custom-branded solutions.  Customers can simplify the processes associated with managing the customer experience for procuring, activating, connecting, backing-up, synchronizing and enterprise-wide sharing/collaboration with connected devices and contents from these devices and associated services.  The extensibility, scalability, reliability and relevance of the Company’s platforms enable new revenue streams and retention opportunities for the Company’s customers through new subscriber acquisitions, sale of new devices, accessories and new value-added service offerings in the Cloud, while optimizing their cost of operations and enhancing customer experience. Synchronoss currently operates in and markets its solutions and services directly through its sales organizations in North America, Europe and Asia-Pacific.

2. Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The consolidated financial statements include the accounts of the Company, its wholly‑owned subsidiaries, variable interest entities (VIE) in which the Company is the primary beneficiary and entities in which the Company has a controlling interest. All material intercompany transactions and accounts are eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year's presentation.

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

Transactional and Subscription Service Arrangements:  Transaction and subscription revenues consist of revenues derived from the processing of transactions through the Company’s service platforms, providing enterprise portal management services on a subscription basis and maintenance agreements on software licenses. Transaction service arrangements include services such as processing equipment orders, new account set‑up and activation, number port requests, credit checks and inventory management. Subscription services include monthly active user fees, software as a service (“SaaS”) fees, hosting and storage and the related maintenance support for those services.

Transaction revenues are principally based on a contractual price per transaction and are recognized based on the number of transactions processed during each reporting period. Revenues are recorded based on the total number of transactions processed at the applicable price established in the relevant contract. The total amount of revenues recognized is based primarily on the volume of transactions. Subscription revenues are recorded one of two ways: on a straight‑line basis over the life of the contract or on a fixed monthly fee based on a set contracted amount.

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

Professional Service and Software License Arrangements:  Professional services include process and workflow consulting services and development services. Professional services when sold with transactional or subscription service arrangements are accounted for separately when the professional services have value to the customer on a standalone basis and there is objective and reliable evidence of fair value of the professional services. When accounted for separately, professional service revenues are recognized as services are performed and all other elements of revenue recognition have been satisfied.

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

When transaction or subscription service arrangements, include multiple elements, the arrangement consideration is allocated at the inception of an arrangement to all deliverables using the relative selling price method. The relative selling price method allocates any discount in the arrangement proportionally to each deliverable on the basis of each deliverable’s selling price. The selling price used for each deliverable will be based on VSOE if available, third‑party evidence (TPE) if vendor‑specific objective evidence is not available, or estimated selling price (ESP) if neither vendor‑specific objective evidence nor third‑party evidence is available. The objective of ESP is to determine the price at which the Company would transact a sale if the product or service were sold on a stand‑alone basis. The Company determines ESP by considering multiple factors including, but not limited to, geographies, market conditions, competitive landscape, internal costs, gross margin objectives, and pricing practices. ESP is generally used for offerings that are not typically sold on a stand‑alone basis or for new or highly customized offerings.

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

Service Level Standards

Pursuant to certain contracts, the Company is subject to service level standards and to corresponding penalties for failure to meet those standards. All performance‑related penalties are reflected as a corresponding reduction of the Company’s revenues. These penalties, if applicable, are recorded in the month incurred and were insignificant for the years ended December 31, 2015, 2014 and 2013, respectively.

Cost of Services

Cost of services includes all direct materials, direct labor and those indirect costs related to revenues such as indirect labor, materials and supplies and facilities cost, exclusive of depreciation expense.

Research and Development

Research and development costs are expensed as incurred, unless they meet U.S. GAAP criteria for deferral and amortization. Software development costs incurred prior to the establishment of technological feasibility do not meet these criteria, and are expensed as incurred. Amortization of software development costs is computed using the straight‑line method over the estimated useful lives of the assets, 3 and 5 years. As of December 31, 2015, the Company had $6.1 million of unamortized software development costs and $2.0 million of amortization expense which was recognized during 2015. As of December 31, 2014, the Company had $6.1 million of unamortized software development costs and $837 thousand of amortization expense which was recognized during 2014. As of December 31, 2013, the Company had $1.8 million of unamortized software development costs and $1.2 million of amortization expense which was recognized during 2013. Research and development expense consists primarily of costs related to personnel, including salaries and other personnel‑related expenses, consulting fees and the cost of facilities, computer and support services used in service technology development. The Company also expenses costs relating to developing modifications and minor enhancements of its existing technology and services.

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

AT&T and Verizon Wireless in the aggregate accounted for 75%, 73% and 66% of net revenues for 2015, 2014 and 2013, respectively. AT&T and Verizon accounted for 72% and 68% of accounts receivable at December 31, 2015 and 2014, respectively. The loss of either AT&T or Verizon as a customer would have a material negative impact on the Company. The Company believes that if either AT&T or Verizon terminated their relationships with Synchronoss, they would encounter substantial costs in replacing Synchronoss’ solutions.

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

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Noncontrolling Interest

Noncontrolling interests ("NCI") are evaluated by the Company and are shown as either a liability, temporary equity (shown between liabilities and equity) or as permanent equity depending on the nature of the redeemable features at amounts based on formulas specific to each entity. Generally, mandatorily redeemable NCI's are classified as liabilities and non-mandatorily redeemable NCI's are classified outside of stockholders' equity in the Consolidated Balance Sheets as temporary equity under the caption, redeemable noncontrolling interests, and are measured at their redemption values at the end of each period. If the redemption value is greater than the carrying value, an adjustment is recorded in retained earnings to record the NCI at its redemption value. Redeemable NCI’s that are mandatorily redeemable are classified as a liability in the Consolidated Balance Sheets under either other current liabilities or other long-term liabilities, depending on the remaining duration until settlement, and are measured at the amount of cash that would be paid if settlement occurred at the balance sheet date with any change from the prior period recognized as interest expense.

If the noncontrolling interest is not currently redeemable yet probable of becoming redeemable, the Company is required to either (1) accrete changes in the redemption value over the period from the date of issuance to the earliest redemption date of the instrument using an appropriate methodology, usually the interest method, or (2) recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of each reporting period. The Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the noncontrolling interest to the greater of the estimated redemption value, which approximates fair value, at the end of each reporting period or the initial carrying amount.

Net income attributable to NCI’s reflects the portion of the net income (loss) of consolidated entities applicable to the NCI stockholders in the accompanying Consolidated Statements of Income. The net income attributable to NCI is classified in the Consolidated Statements of Income as part of consolidated net income and deducted from total consolidated net income to arrive at the net income attributable to the Company.

Business Combinations

The Company accounts for business combinations in accordance with the acquisition method. The acquisition method of accounting requires that assets acquired, liabilities assumed and any noncontrolling interest in the aquiree (if any) be recorded at their fair values on the date of a business acquisition. The Company’s consolidated financial statements and results of operations reflect an acquired business from the completion date of an acquisition.

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

Investments in Affiliates and Other Entities

In the normal course of business, Synchronoss enters into various types of investment arrangements, each having unique terms and conditions. These investments may include equity interests held by Synchronoss in business entities, including general or limited partnerships, contractual joint ventures, or other forms of equity participation. Synchronoss determines whether such investments involve a VIE based on the characteristics of the subject entity. If the entity is determined to be a VIE, then management determines if Synchronoss is the primary beneficiary of the entity and whether or not consolidation of the VIE is required. The primary beneficiary consolidating the VIE must normally have both (i) the power to direct the activities of a VIE that most significantly affect the VIE’s economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE, in either case that could potentially be significant to the VIE. When Synchronoss is deemed to be the primary beneficiary, the VIE is consolidated and the other party’s equity interest in the VIE is accounted for as a noncontrolling interest. In cases where Synchronoss determines that it has an undivided interest in the assets, liabilities, revenues and profits of an unincorporated VIE (e.g., a general partnership interest), such amounts are consolidated on a basis proportional to Synchronoss’ ownership interest in the unincorporated entity.

If an entity fails to meet the characteristics of a VIE, the Company then evaluates such entity under the voting model. Under the voting model, the Company consolidates the entity if they determine that they, directly or indirectly, have greater than 50% of the voting shares, and determine that other equity holders do not have substantive participating rights.

During the year ended December 31, 2015, the Company formed a venture with MCI Communications and Verizon Patent and Licensing Inc. (collectively, “Verizon”), referred to as Zentry, LLC (“Zentry”). The Company determined that Zentry was a voting interest entity, because the entity has sufficient equity at risk to enable it to finance its activities independently. As the Company holds a majority ownership in Zentry, the Company consolidates Zentry under the voting model.

During the year ended December 31, 2015, the Company formed a venture with Goldman Sachs (“Goldman”), referred to as SNCR, LLC which was determined to be a VIE. The Company concluded that the entity does not have enough equity to finance its activities without additional subordinated financial support, which was provided by the Company via a $20 million line of credit. The Company consolidates the entity under the VIE model. SNCR, LLC is the primary beneficiary and has the power to direct activities that most significantly impact the ventures’ economic performance. In particular, the Company directs the day to day operations, sales, marketing, distribution and R&D efforts of SNCR, LLC.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of assets acquired, including other definite‑lived intangible assets. Goodwill is not amortized, but reviewed annually for impairment or upon the occurrence of events or changes in circumstances that would more likely than not reduce the fair value of the reporting unit below its carrying amount. There were no impairment charges recognized during the years ended December 31, 2015, 2014 and 2013.

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Impairment of Long‑Lived Assets

A review of long‑lived assets for impairment is performed when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. If an indication of impairment is present, the Company compares the estimated undiscounted future cash flows to be generated by the asset to the asset’s carrying amount. If the undiscounted future cash flows are less than the carrying amount of the asset, the Company records an impairment loss equal to the amount by which the asset’s carrying amount exceeds its fair value. The fair value is determined based on valuation techniques such as a comparison to fair values of similar assets or using a discounted cash flow analysis. There were no impairment charges recognized during the years ended December 31, 2015, 2014 and 2013.

Long lived assets that do not have indefinite lives are amortized/depreciated over their useful lives and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company reevaluates the useful life determinations each year to determine whether events and circumstances warrant a revision to the remaining useful lives.

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

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not to be sustained upon examination based on the technical merits of the position. The amount of the accrual for which an exposure exists is measured by determining the amount that has a greater than 50 percent likelihood of being realized upon the settlement of the position. Components of the reserve are classified as a current or a long‑term liability in the consolidated balance sheets based on when the Company expects each of the items to be settled. The Company records interest and penalties accrued in relation to uncertain tax benefits as a component of interest expense. The Company expects that the amount of unrecognized tax benefits will change during 2016, however, the Company does not expect the change to have a significant impact on its results of operations or financial position.

While the Company believes it has identified all reasonably identifiable exposures and that the reserve that the Company has established for identifiable exposures is appropriate under the circumstances, it is possible that additional exposures exist and that exposures may be settled at amounts different than the amounts reserved. It is also possible that changes in facts and circumstances could cause the Company to either materially increase or reduce the carrying amount of its tax reserves. In general, tax returns for the year 2011 and thereafter are subject to future examination by tax authorities.

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in tables in thousands, except for per share data or unless otherwise noted)

The Company’s policy has been to leave its cumulative unremitted foreign earnings invested indefinitely outside the United States, and the Company intends to continue this policy. As such, taxes have not been provided on any of the remaining accumulated foreign unremitted earnings. Due to the timing and circumstances of repatriation of such earnings, if any, it is not practicable to determine the unrecognized deferred tax liability relating to such amounts. If the cumulative unremitted foreign earnings exceed the amount the Company intends to reinvest in foreign countries in the future, the Company would provide for taxes on such excess amount.

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

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in tables in thousands, except for per share data or unless otherwise noted)

The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net income attributable to common stockholders per common share. Stock options that are anti‑dilutive and excluded from the following table totaled 553 thousand, 1.1 million and 1.4 million for the years ended December 31, 2015, 2014 and 2013, respectively.

	Year Ended December 31,
	2015	2014	2013
Numerator:
Net income attributable to Synchronoss	$40,630	$38,895	$23,351
Income effect for interest on convertible debt, net of tax	1,920	754	—
Net income applicable to shares of common stock for earnings per share	$42,550	$39,649	$23,351
Denominator:
Weighted-average common shares outstanding — basic	42,284	40,418	38,891
Dilutive effect of:
Shares from assumed conversion of convertible debt	4,326	1,682	—
Options and unvested restricted shares	1,043	1,197	1,118
Weighted-average common shares outstanding — diluted	47,653	43,297	40,009

Stock‑Based Compensation

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

For the Company’s performance restricted stock awards the Company estimates the number of shares the recipient is to receive by applying a probability of achieving the performance goals. The actual number of shares the recipient receives is determined at the end of the performance period based on the results achieved versus goals based on the performance targets, such as revenues and operating income. Once the number of awards is determined, the compensation cost is fixed and continues to be recognized using the accelerated attribution recognition over the requisite service period for each vesting tranche.

The Company classifies benefits of tax deductions in excess of the compensation cost recognized (excess tax benefits) as a financing cash inflow with a corresponding operating cash outflow.

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Impact of Recently Issued Accounting Standards

In January 2016, Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 requires equity investments to be measured at fair value with changes in fair value recognized in net income; simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; requires separate presentation of financial assets and financial liabilities by measurement category and form of financial assets on the balance sheet or the accompanying notes to the financial statements and clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. ASU 2016-01 is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is currently evaluating the impact that ASU 2016-01 will have on its consolidated financial statements.

In November 2015, the FASB issued Accounting Standards Update ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which will require entities to present deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet. The ASU simplifies the current guidance, which requires entities to separately present deferred tax assets and deferred tax liabilities as current and noncurrent in a classified balance sheet. The ASU may be applied either prospectively or retrospectively. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2016 and interim periods within those annual periods. Earlier application is permitted as of the beginning of an interim or annual period. Management has adopted ASU 2015-17 effective for the fourth quarter 2015 and will present the net deferred tax assets as noncurrent and reclassify any current deferred tax assets and liabilities in the consolidated balance sheet on a prospective basis. As per the early adoption of ASU 2015-17 and the prospective treatment by the Company, the prior periods have not been adjusted. If the prior period was adjusted the 2014 deferred income taxes would be a non-current deferred tax asset of $2.7 million and non-current deferred tax liability of $3.7 million.

In September 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-16, Simplifying the Accounting for Measurement-Period Adjustments that eliminates the requirement in Business Combinations (Topic 805) to restate prior period financial statements for measurement period adjustments. The new guidance requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. The new guidance does not change what constitutes a measurement period adjustment. The Company does not expect the adoption of this ASU to significantly impact the consolidated financial statements.

In August 2015, the FASB issued ASU 2015-15 Interest- Imputation of Interest (Subtopic 835-30) Presentation and Subsequent Measurement of Debt Issuance Costs Associated With Line of Credit Arrangements, final guidance that requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the debt liability rather than as an asset. This publication has been updated to reflect an SEC staff member’s comment in June 2015 that the staff will not object to an entity presenting the cost of securing a revolving line of credit as an asset, regardless of whether a balance is outstanding. The Company does not expect the adoption of this ASU to significantly impact the consolidated financial statements.

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in tables in thousands, except for per share data or unless otherwise noted)

In May 2015, the FASB issued ASU 2015-08, Business Combinations (Topic 805): Pushdown Accounting - Amendments to SEC Paragraphs Pursuant to Staff Accounting Bulletin No. 115 (“ASU 2015-08”). The amendments in ASU 2015-08 amend various SEC paragraphs included in the FASB’s Accounting Standards Codification to reflect the issuance of Staff Accounting Bulletin No. 115 (“SAB 115”). SAB 115 rescinds portions of the interpretive guidance included in the SEC’s Staff Accounting Bulletins series and brings existing guidance into conformity with ASU No. 2014-17, “Business Combinations (Topic 805): Pushdown Accounting,” which provides an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. The Company has adopted the amendments in ASU 2015-08, effective May 8, 2015, as the amendments in the update are effective upon issuance. The adoption of this ASU did not significantly impact the consolidated financial statements.

In April 2015, the FASB issued ASU 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This amendment removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share. The updated guidance is effective for public entities for interim and annual periods beginning after December 15, 2016 and early adoption is not permitted. The Company does not expect the adoption of this ASU to significantly impact the consolidated financial statements.

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

In April 2015, the FASB issued ASU 2015-03, Interest — Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance of debt issuance costs are not affected by the amendments in this update. The guidance is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Upon adoption, an entity must apply the guidance retrospectively to all prior periods presented. The Company does not expect the adoption of this ASU to significantly impact the consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The new consolidation standard changes the way reporting enterprises evaluate whether (a) they should consolidate limited partnerships and similar entities, (b) fees paid to a decision maker or service provider are variable interests in a VIE, and (c) variable interests in a VIE held by related parties of the reporting enterprise require the reporting enterprise to consolidate the VIE. The guidance is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2015. Early adoption is allowed, including early adoption in an interim period. A reporting entity may apply a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption or may apply the amendments retrospectively. The Company is currently assessing the impact, if any, of the adoption of this guidance on the consolidated financial statements.

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

Revenues by geography are based on the billing addresses of the Company’s customers. The following tables set forth revenues and property and equipment, net by geographic area:

	Year Ended December 31,
	2015	2014	2013
Revenues
Domestic	$525,968	$405,235	$309,322
Foreign	52,863	52,079	39,725
Total	$578,831	$457,314	$349,047

	December 31,
	2015	2014
Property and equipment, net:
Domestic	$156,961	$141,944
Foreign	11,319	9,227
Total	$168,280	$151,171

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in tables in thousands, except for per share data or unless otherwise noted)

3. Acquisition

Zentry, LLC

On December 31, 2015, the Company formed a venture with MCI Communication Services and Verizon Patent and Licensing Inc. (collectively, “Verizon”), referred to as Zentry, LLC (Zentry) with the goal of accelerating the Company’s entrance into the enterprise market by adding identity management capabilities to the Synchronoss Secure Mobility Suite. The Company obtained a 67% interest in Zentry in exchange for $48 million.

The Company and Verizon agreed to certain put and call options with regard to Verizon’s interest in Zentry. Verizon will have the right to exercise a put option (the "Put Option") any time on or after December 31, 2018, to sell their interest in Zentry at a value which approximates fair value to the Company. Under the Put Option, the Company will be obligated to purchase Verizon’s interest. In addition, the Company has a call option (the "Call Option") to purchase Verizon’s interest in Zentry at any time on or after December 31, 2018 at a value which approximates fair value. Although the Company has the option to settle any amount in excess of $200 million in shares of the Company’s publicly traded common stock equal to the purchase price to be paid divided by the volume weighted average trading price per share during the thirty days prior to the date of such settlement, the Company’s intention is to settle the entire amount in cash.

The Company determined that the Put Option is embedded within the noncontrolling interest shares that are subject to the Put Option. The redemption feature requires the classification of Verizon’s minority interest in the consolidated Balance Sheets outside of equity under the caption “redeemable noncontrolling interest.” The fair value of the net assets acquired approximated the purchase price. The venture was deemed not to be a VIE, as a result, the Company consolidated the venture in the consolidated financial statements according to the voting model. See Note 4.

On December 31, 2015, concurrently with the formation of the venture, Zentry, LLC entered into a non-exclusive perpetual license agreement with Verizon Sourcing, LLC, in the amount of $23 million, for the use of software for the UIS platform. As part of the business combination accounting rules, the Company calculated the fair value of the license using an income approach, which incorporates significant estimates and assumptions made by management, which by their nature are characterized by uncertainty. Inputs used to value the license are considered Level 3 inputs.

The Company determined the preliminary fair value of the net assets as follows:

	Preliminary
	Purchase Price
	Allocation
Property, plant and equipment	$2,900
Intangible assets:		Wtd. Avg.
Technology	42,800	5 years
Customer relationships	2,300	5 years
Goodwill	24,000
Total assets acquired	72,000
Redeemable noncontrolling interest	24,000
Net assets acquired	$48,000

The goodwill recorded in connection with this venture was based on operating synergies and other benefits expected to result from the combined operations. The goodwill acquired is not deductible for tax purposes.

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in tables in thousands, except for per share data or unless otherwise noted)

SNCR, LLC

On November 16, 2015, the Company formed a venture with Goldman Sachs (Goldman), referred to as SNCR, LLC in order to develop and deploy the Synchronoss Secure Mobility Suite. The Company will be integrating their Synchronoss Workspace™ platform with Goldman's internally developed mobile security intellectual property to help provide a safe, secure mobile device environment that also effectively supports BYOD. The Company obtained a 67% interest in SNCR, LLC in exchange for a perpetual license for the use of Workspace.

The Company and Goldman agreed to certain put and call options with regard to Goldman’s interest in SNCR, LLC. Goldman will have the right to exercise a put option (the "Put Option") in each of 2019 and 2020, from January 1 of the applicable year until April 30 of such year to sell their interest in SNCR, LLC to the Company under the Put Option at a value which approximates fair value. Under the Put Option the Company will be obligated to purchase Goldman’s interest. In addition, the Company has a call option (the "Call Option") to purchase Goldman’s interest in SNCR, LLC during the same period, at a value which approximates fair value. If, as of December 31, 2020, neither the Put Option or Call Option have been exercised and Goldman remains a holder of any Interest,  from January 1, 2021, Goldman shall have the right (the “Special Put Right”) to cause the Company to purchase all of Goldman’s interest in SNCR, LLC, at a value which approximates fair value. The Company, at its sole discretion, may settle the option in cash or in shares of its publicly traded common stock equal to the purchase price to be paid divided by the volume weighted average trading price per share during the thirty days immediately up to the day of such purchase. The Company’s intention is to settle the entire amount in cash.

The Company determined that the Put Option is embedded within the noncontrolling interest shares that are subject to the Put Option. The redemption feature requires the classification of Goldman’s minority interest in the consolidated Balance Sheets outside of equity under the caption “Redeemable noncontrolling interest.” The fair value of the net assets acquired approximated the purchase price. SNCR, LLC has been determined to be a VIE of which the Company is the primary beneficiary. See Note 4.

The Company determined the preliminary fair value of the net assets as follows:

	Preliminary
	Purchase Price
	Allocation
Intangible assets:		Wtd. Avg.
Technology	$12,780	4 years
Customer relationships	4,450	7 years
Goodwill	14,170
Total assets acquired	31,400
Redeemable noncontrolling interest	31,400
Net assets acquired	—

The goodwill recorded in connection with this venture was based on operating synergies and other benefits expected to result from the combined operations. The goodwill acquired is not deductible for tax purposes.

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

The Company determined the preliminary fair value of the net assets acquired as follows:

	Purchase Price
	Allocation
Cash	$1,172
Prepaid expenses and other assets	1,111
Accounts receivable	120
Equipment	879
Other assets - long term	144
Intangible assets:		Wtd. Avg.
Technology	9,200	4 years
Customer relationships	11,690	10 years
Goodwill	10,012
Total assets acquired	34,328
Accounts payable and accrued liabilities	2,211
Lease obligation	284
Deferred revenues	965
Contingent consideration	170
Deferred taxes	5,414
Net assets acquired	$25,284

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

Acquisition‑Related Costs

Acquisition related costs recognized during the years ended December 31, 2015, 2014 and 2013 including transaction costs such as employee retention, legal, accounting, valuation and other professional services, were $1.8 million, $2.5 million, and $1.7 million respectively.

4. Fair Value Measurements

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

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in tables in thousands, except for per share data or unless otherwise noted)

The following is a summary of assets and liabilities held by the Company and their related classifications under the fair value hierarchy at December 31, 2015 and 2014:

	December 31, 2015
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents (A)	$147,634	$147,634	$—	$—
Securities available-for-sale (B)	85,992	—	85,992	—
Total assets	$233,626	$147,634	$85,992	$—

Liabilities
Contingent consideration obligation	$930	$—	$—	$930
Total liabilities	$930	$—	$—	$930

Temporary Equity
Redeemable noncontrolling interest	$61,452	$—	$—	$61,452
Total temporary equity	$61,452	$—	$—	$61,452

	December 31, 2014
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents (A)	$235,967	$235,967	$—	$—
Securities available-for-sale (B)	54,410	—	54,410	—
Total assets	$290,377	$235,967	$54,410	$—

Liabilities
Contingent consideration obligation	$8,000	$—	$—	$8,000
Total liabilities	$8,000	$—	$—	$8,000

(A)	Cash and cash equivalents includes money market funds.
(B)	Securities available-for-sale include municipal bonds, commercial papers, certificates of deposit, enhanced income money market fund and corporate bonds which are classified as marketable securities.

The Company utilizes the market approach to measure fair value for its financial assets. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets. The Company’s marketable securities investments classified as Level 2 primarily utilize broker quotes in a non‑active market for valuation of these securities. No transfers of assets between Level 1, Level 2 and Level 3 of the fair value measurement hierarchy occurred during the year ended December 31, 2015.

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Available- for-Sale Securities

At December 31, 2015 and 2014, the estimated fair value of investments classified as available for sale, are as follows:

	December 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale securities:
Certificates of deposit	$2,329	$—	$(5)	$2,324
Corporate bonds	45,579	—	(442)	45,137
Municipal bonds	38,564	11	(44)	38,531
Total available-for-sale securities	$86,472	$11	$(491)	$85,992

	December 31, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale securities:
Commercial papers	$8,994	$6	$—	$9,000
Corporate bonds	28,916	—	(414)	28,502
Municipal bonds	16,901	13	(6)	16,908
Total available-for-sale securities	$54,811	$19	$(420)	$54,410

Unrealized gains and losses are reported as a component of accumulated other comprehensive loss in stockholders’ equity. The net unrealized (loss) gain net of tax was ($54) thousand and ($176) thousand as of December 31, 2015 and 2014, respectively. There were no sales of marketable securities during the years ended December 31, 2015 and 2014. The cost of securities sold is based on the specific identification method. The Company evaluates investments with unrealized losses to determine if the losses are other than temporary. The Company has determined that the gross unrealized losses at December 31, 2015 and 2014 are temporary. In making this determination, the Company considered the financial condition, credit ratings and near‑term prospects of the issuers, the underlying collateral of the investments, and the magnitude of the losses as compared to the cost and the length of time the investments have been in an unrealized loss position. Additionally, while the Company classifies the securities as available for sale, the Company does not currently intend to sell such investments and it is more likely than not to recover the carrying value prior to being required to sell such investments.

The unrealized losses and fair values of available-for-sale securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of December 31, 2015, are as follows:

	December 31, 2015
	Securities in unrealized loss position		Securities in unrealized loss position
	less than 12 months		greater than 12 months		Total
					Gross
	Unrealized	Fair	Unrealized	Fair	unrealized	Fair
	Losses	Value	Losses	Value	losses	Value
Certificates of deposit	$(5)	$2,324	$—	$—	$(5)	$2,324
Corporate bonds	(442)	45,212	—	—	(442)	45,212
Municipal bonds	(43)	20,630	(1)	550	(44)	21,180
	$(490)	$68,166	$(1)	$550	$(491)	$68,716

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in tables in thousands, except for per share data or unless otherwise noted)

The unrealized losses and fair values of available-for-sale securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of December 31, 2014, are as follows:

	December 31, 2014
	Securities in unrealized loss position		Securities in unrealized loss position
	less than 12 months		greater than 12 months		Total
					Gross
	Unrealized	Fair	Unrealized	Fair	unrealized	Fair
	Losses	Value	Losses	Value	losses	Value
Corporate bonds	$(414)	$28,502	$—	$—	$(414)	$28,502
Municipal bonds	(6)	3,576	—	—	(6)	3,576
	$(420)	$32,078	$—	$—	$(420)	$32,078

Expected maturities of available-for-sale securities are as follows:

	December 31, 2015
	Amortized	Fair
	Cost	Value

Due within one year	$61,164	$60,911
Due after 1 year through 5 years	19,715	19,677
Total available-for-sale securities	$80,879	$80,588

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

The Company determined the fair value of the contingent consideration obligation related to Strumsoft using the probability‑weighted income approach derived from quarterly revenue estimates and a probability assessment with respect to the likelihood of achieving the various performance criteria. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement. The significant unobservable inputs used in the fair value measurement of the Company’s contingent consideration obligation are the probabilities of achieving certain financial targets and contractual milestones. Significant increases (decreases) in any of those probabilities in isolation may result in a higher (lower) fair value measurement. As of December 31, 2014, all of the financial targets and contractual milestones were met and on February 20, 2015 the Company paid out $8 million related to the Strumsoft Earn-out.

No changes in valuation techniques occurred during the year ended December 31, 2015. During the year ended December 31, 2015, the Company recognized a $760 thousand increase of the contingent consideration obligation driven by the addition of the Razorsight Earn-out.

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in tables in thousands, except for per share data or unless otherwise noted)

The changes in fair value of the Company’s Level 3 contingent consideration obligation during the year ended December 31, 2015 were as follows:

Balance at December 31, 2014	$8,000
Fair value adjustment to contingent consideration obligation included in net income	760
Earn-out compensation paid Strumsoft employees	(8,000)
Razorsight Earn-out	170
Balance at December 31, 2015	$930

Redeemable Noncontrolling Interests

The Company recorded the noncontrolling interest at its acquisition-date fair value as temporary equity, due to the redemption option existing outside the control of the Company. The noncontrolling shareholders have the option, which is embedded in the noncontrolling interest, to require the Company to purchase the remaining noncontrolling share at a formula price designed to approximate fair value based on operating results of the entity.

The fair value of the redeemable noncontrolling interest was estimated by applying an income approach using a discounted cash flow analysis. This fair value measurement is based on significant inputs that are not observable in the market and thus represents a Level 3 measurement. Significant increases or decreases in the underlying assumptions used to value the redeemable noncontrolling interest could significantly increase or decrease the fair value estimates recorded in the consolidated balance sheets.

The changes in fair value of the Company’s Level 3 redeemable noncontrolling interests during the year ended December 31, 2015 were as follows:

Balance at December 31, 2014	$—
Issuance of redeemable noncontrolling interests	55,400
Net income attributable to redeemable noncontrolling interests	6,052
Balance at December 31, 2015	$61,452

5. Property and Equipment

Property and equipment consist of the following:

	December 31,
	2015	2014
Computer hardware	$217,659	$134,328
Computer software	39,510	28,661
Construction in-progress	4,299	37,989
Furniture and fixtures	4,040	3,669
Building	8,808	8,808
Leasehold improvements	11,922	11,533
	286,238	224,988
Less: Accumulated depreciation	(117,958)	(73,817)
	$168,280	$151,171

Depreciation expense was approximately $43.5 million, $36.1 million, and $24.6 million for 2015, 2014, and 2013, respectively. Amortization of property and equipment recorded under capital leases are included with depreciation expense.

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in tables in thousands, except for per share data or unless otherwise noted)

6. Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2015	2014
Accrued compensation and benefits	$24,776	$23,480
Accrued accounting fees	1,622	1,362
Accrued consulting fees	6,075	5,169
Accrued other	12,663	8,813
Accrued income tax payable	683	3,855
	$45,819	$42,679

7. Capital Structure

As of December 31, 2015, the Company’s authorized capital stock was 110 million shares of stock with a par value of $0.0001, of which 100 million shares were designated as common stock and 10 million shares were designated as preferred stock.

Common Stock

Each holder of common stock is entitled to vote on all matters and is entitled to one vote for each share held. Dividends on common stock will be paid when, and if, declared by the Company’s Board of Directors. No dividends have ever been declared or paid by the Company.

Preferred Stock

There are no shares of preferred stock outstanding as of December 31, 2015 or 2014. The Board of Directors is authorized to issue preferred shares and has the discretion to determine the rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences of preferred stock.

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

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in tables in thousands, except for per share data or unless otherwise noted)

8. Stock Plans

In March 2015, the Company adopted the 2015 Equity Incentive Plan (the “2015 Plan”). The 2015 Plan replaces the Company’s prior 2000 Equity Incentive Plan (the “2000 Plan”), the 2006 Equity Incentive Plan (the “2006 Plan”) and the 2010 New Hire Equity Incentive Plan (the “2010 Plan”), (collectively, the “Plans”). Beginning March 2015, all awards were granted under the 2015 Plan. In addition, any awards that were previously granted under any prior Plans that terminate without issuance of shares, shall be eligible for issuance under the 2015 Plan.

Under the 2015 Plan, the Company may grant to its employees, outside directors and consultants awards in the form of non-qualified stock options, shares of restricted stock, stock units, or stock appreciation rights and performance shares. The Company’s Board of Directors administers the Plan and is responsible for determining the individuals to be granted options or shares, the number of options or shares each individual will receive, the price per share and the exercise period of each option. As of December 31, 2015, there were 3.8 million shares available for grant or award under the Company’s 2015 Plan.

Stock-Based Compensation

The following table summarizes stock-based compensation expense:

	December 31,
	2015	2014	2013
Stock options	$8,495	$9,992	$10,035
Restricted stock awards	22,592	18,353	14,539
ESPP Plan	624	642	640
Total stock-based compensation before taxes	$31,711	$28,987	$25,214
Tax benefit	$10,130	$9,939	$8,380

The total stock‑based compensation cost related to unvested equity awards not yet recognized as an expense as of December 31, 2015 was approximately $52.0 million. That cost is expected to be recognized over a weighted‑average period of approximately 2.71 years.

Stock Options

Options that were granted under the Company’s 2000, 2006 and 2015 Plans generally vest 25% on the first year anniversary of the date of grant plus an additional 1/48th for each month of continuous service thereafter.

Options that were granted under the Company’s 2010 Plan generally vest 50% on the second year anniversary and an additional 1/48th for each month of continuous service thereafter.

Incentive options that were granted under the 2000 and 2006 Plans generally vest 25% on the 1st year anniversary on the date of grant and an additional 1/48th for each month of continuous service thereafter.

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

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in tables in thousands, except for per share data or unless otherwise noted)

	December 31,
	2015	2014	2013
Expected stock price volatility	47%	57%	66%
Risk-free interest rate	1.27%	1.43%	0.87%
Expected life of options (in years)	4.0	4.2	4.5
Expected dividend yield	0%	0%	0%
The weighted-average fair value (as of the date of grant) of the options granted	$15.88	$14.67	$15.79

The following table summarizes information about stock options outstanding.

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
Options	Options	Exercise Price	Term (Years)	Value
Outstanding at December 31, 2014	2,767	25.81
Options Granted	714	41.85
Options Exercised	(879)	22.68
Options Cancelled	(254)	33.32
Outstanding at December 31, 2015	2,348	$31.04	4.47	$14,517
Vested or expected to vest at December 31, 2015	2,158	$30.39	4.33	$14,258
Exercisable at December 31, 2015	1,181	$24.97	3.06	$12,197

The below table summarizes additional information related to stock options:

	December 31,
	2015	2014	2013
Total intrinsic value for stock options exercised	18,369	18,950	17,869
Fair value of vested options	15,657	23,546	11,928

Awards of Restricted Stock and Performance Stock

Restricted stock awards (“restricted stock”) granted under the Company’s Plans generally vest 25% of the applicable shares on the first anniversary of the date of grant and thereafter an additional 1/16th for each three months of continuous service.

Performance stock awards granted under the Company’s 2006 Plan generally vest with respect to one-third of the applicable shares on the date that the performance objectives under the performance stock awards are achieved and thereafter an additional one-third for each year of continuous service.

Generally, performance stock awards granted under the Company’s 2015 Plan vest at the end of a three-year period based on service and achievement of certain performance objectives determined by the Company’s Board.

A summary of the Company’s unvested restricted stock activity and the balance at December 31, 2015, is presented below:

Non-Vested Restricted Stock	Number of Awards	Weighted-Average Grant Date Fair Value
Non-vested at December 31, 2014	1,342	$31.24
Granted	966	$40.19
Vested	(691)	$30.44
Forfeited	(205)	$38.33
Non-vested at December 31, 2015	1,412	$36.80

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Restricted stock awards are granted subject to other service conditions or service and performance conditions (“performance-based awards”).  Restricted stock and performance-based awards are measured at the closing stock price at the date of grant and are recognized straight line over the requisite service period. During 2015, the Company issued approximately 195 thousand shares of restricted stock related to the 2014 performance share objectives. For certain executives, the 2013 and 2012 performance share grants also contained a market condition that adjusted the number of performance shares otherwise earned based on relative performance of the Company’s common stock.

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

The Company utilizes the Black Scholes pricing model for determining the estimated fair value for ESPP shares. The expected life of ESPP shares is the average of the remaining purchase period under each offering period. The weighted‑average assumptions used to value employee stock purchase rights during December 31, 2015 were as follows:

	December 31,
	2015	2014	2013
Expected stock price volatility	38%	52%	65%
Risk-free interest rate	0.14%	0.60%	1.04%
Expected life of ESPP shares (in years)	0.5	0.5	0.5
Expected dividend yield	0%	0%	0%
The weighted-average fair value (as of the date of grant) of the ESPP shares	$11.13	$10.54	$10.75

9. 401(k) Plan

The Company has a 401(k) plan (the “Plan”) covering all eligible employees. The Plan allows for a discretionary employer match. The Company incurred and expensed $2.3 million, $2.0 million, and $1.5 million for the years ended December 31, 2015, 2014 and 2013, respectively, in Plan match contributions.

10. Income Taxes

The components of income before income taxes are as follows:

	Year Ended December 31,
	2015	2014	2013
Domestic	$95,475	$52,850	$30,437
Foreign	(19,177)	7,724	4,142
Total	$76,298	$60,574	$34,579

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in tables in thousands, except for per share data or unless otherwise noted)

The components of income tax (expense) benefit are as follows:

	Year Ended December 31,
	2015	2014	2013
Current:
Federal	$(19,206)	$(8,673)	$(3,709)
State	(2,220)	(2,463)	(2,661)
Foreign	208	(2,505)	(3,076)
Deferred:
Federal	(10,277)	(10,437)	(3,447)
State	(480)	(1,301)	(1,324)
Foreign	2,359	3,700	2,989
Income tax expense	$(29,616)	$(21,679)	$(11,228)

Reconciliations of the statutory tax rates and the effective tax rates for the years ended December 31, 2015, 2014 and 2013 are as follows:

	Year Ended December 31,
	2015	2014	2013
Statutory rate	35%	35%	35%
State taxes, net of federal benefit	3%	4%	7%
Effect of rates different than statutory	7%	(4)%	—%
Minority interest	(3)%	—%	—%
Non-deductible stock based compensation	—%	—%	3%
Other permanent adjustments	2%	1%	1%
Fair market value adjustment on Earn-out	—%	1%	(6)%
Research and development credit	(3)%	(2)%	(5)%
Subpart F income	—%	2%	—%
Change in valuation allowance	2%	—%	(2)%
Ireland deferred tax liability - migration	(2)%	—%	—%
Customer relationship adjustment - Australia	(2)%	—%	—%
Other	—%	(1)%	(1)%
Net	39%	36%	32%

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2015	2014
Deferred tax assets:
Accrued liabilities	$14	$23
Deferred revenue	316	213
Bad debts reserve	184	121
Deferred compensation	11,684	11,308
Federal net operating loss carry forwards	18,637	20,089
State net operating loss carry forwards	1,691	2,120
Foreign net operating loss carry forwards	9,992	7,800
Deferred rent	570	552
Capital loss carry forward	232	98
Other	1,761	2,818
Total deferred tax assets	$45,081	$45,142

Deferred tax liabilities:
Intangible assets	$(24,373)	$(26,481)
Fixed assets	(28,705)	(17,099)
Total deferred tax liabilities	(53,078)	(43,580)
Less: valuation allowance	(4,847)	(2,553)
Net deferred income tax (liabilities) assets	$(12,844)	$(991)

As of December 31, 2015, the Company has federal and state income tax net operating loss (NOL) carryforwards of $53.2 million and $37.3 million, respectively, which will expire at various dates from 2016 through 2035. The Company also has foreign NOL carryforwards in various jurisdictions of $47.3 million that have indefinite carryforward periods. Such NOL carryforwards expire as follows:

2016-2020	$8,161
2021-2025	15,716
2026-2035	66,641
Indefinite	47,274
$137,792

In evaluating the Company’s ability to recover its deferred tax assets within the jurisdiction from which they arise, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies, and results of recent operations. In projecting future taxable income, the Company begins with historical results and incorporates assumptions including the amount of future state, federal and foreign pretax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax-planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates the Company is using to manage the underlying businesses.

The foreign NOL carryforwards in the income tax returns filed included unrecognized tax benefits taken in prior years. The NOLs for which a deferred tax asset is recognized for financial statement purposes in accordance with ASC 740 are presented net of these unrecognized tax benefits.

As of December 31, 2014, a valuation allowance of $2.5 million was recorded to place a full valuation allowance on all deferred tax assets within Spatial U.S. In 2015, a valuation allowance of $249 thousand was released for the utilization of NOL for the current year income. However, the company still believes that there is no positive evidence with regards to the projections for the future income. As such, a valuation allowance of $2.3 million has been recorded to place a full valuation allowance on all the deferred tax assets within Spatial U.S.

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in tables in thousands, except for per share data or unless otherwise noted)

The Company continues to evaluate the ability to realize all of its net deferred tax assets at each reporting date and records a benefit for deferred tax assets to the extent it has deferred tax liabilities that provide a source of income to benefit the deferred tax asset. As a result of this analysis, the Company recorded a valuation allowance against the net deferred tax assets of certain foreign jurisdictions as the realization of these assets is not more likely than not, given uncertainty of future earnings in these jurisdictions.

The Company is subject to taxation in the United States and various states and foreign jurisdictions. As of December 31, 2015, the Company’s tax years for 2012, 2013 and 2014 are subject to examination by the tax authorities. With few exceptions, as of December 31, 2015, the Company is no longer subject to U.S. federal, state, local, or foreign examinations by tax authorities for years before 2011.

The Company finalized the New Jersey State Sales and Use Tax and Gross Income Tax audits for the tax years 2011 through 2013 in 2015 with no material changes. In addition, the Company is currently under sales and use tax examinations in New York and Pennsylvania for the tax years 2009 through 2015 and 2012 through 2015, respectively, but does not believe that the results of these audits will have a material effect on its financial position or results of operations.

The Company has provided taxes for $3.3 million of royalty fees paid to its Ireland subsidiary as Subpart F income subject to US tax in 2014. The Company has not provided taxes for the remaining $30.8 million of undistributed earnings of its foreign subsidiaries which the Company plans to reinvest indefinitely outside of the United States. Should the Company decide to repatriate the foreign earnings, it would need to adjust its income tax provision in the period it determined that the earnings will no longer be indefinitely invested outside the United States. Due to the timing and circumstances of repatriation of such earnings, if any, it is not practicable to determine the unrecognized deferred tax liability relating to such amounts

A reconciliation of the amounts of unrecognized tax benefits excluding interest are as follows:

Unrecognized tax benefit at December 31, 2012	$511
Decreases for tax positions taken during prior year	(5)
Reduction due to lapse of applicable statute of limitations	(66)
Increases for tax positions of current period	268
Unrecognized tax benefit at December 31, 2013	708
Decreases for tax positions taken during prior year	(218)
Reduction due to lapse of applicable statute of limitations	(11)
Increases for tax positions of current period	651
Unrecognized tax benefit at December 31, 2014	1,130
Increases for tax positions taken during prior year	38
Reduction due to lapse of applicable statute of limitations	(58)
Increases for tax positions of current period	344
Unrecognized tax benefit at December 31, 2015	$1,454

Included in the balance of unrecognized tax benefits as of the years ended December 31, 2015, 2014 and 2013, are $1.5 million, $1.1 million and $700 thousand, respectively, of tax benefits that, if recognized, would affect the effective tax rate.

The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in interest expense. The liability for unrecognized tax benefits excludes accrued interest of $38 thousand, $24 thousand and $25 thousand as of the years ended December 31, 2015, 2014 and 2013, respectively. The Company believes that it is reasonably possible that approximately $44 thousand of its currently unrecognized tax benefits related to research and development credits, which are individually insignificant, may be recognized by the end of 2016 as a result of a lapse of the statute of limitations.

11. Commitments and Contingencies

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in tables in thousands, except for per share data or unless otherwise noted)

The Company leases office space, automobiles, office equipment and colocation services under non‑cancellable capital leases, operating leases or long-term agreements, which expire through December 2029. Aggregate annual future minimum payments under these non‑cancellable agreements are as follows:

Year Ending December 31:	Colocation	Operating Leases	Capital Leases
2016	$25,310	$7,820	$2,707
2017	14,537	7,456	2,714
2018	6,037	6,898	2,582
2019	5,868	6,633	2,469
2020 and thereafter	3,714	26,454	13,023
	$55,466	$55,261	$23,495

Rent expense for the years ended December 31, 2015, 2014 and 2013 was $9.0 million, $8.0 million and $6.7 million respectively.

12. Goodwill and Intangibles

Goodwill

The Company records goodwill which represents the excess of the purchase price over the fair value of assets acquired, including other definite-lived intangible assets. Goodwill is reviewed annually for impairment or upon the occurrence of events or changes in circumstances that would more likely than not reduce the fair value of the reporting unit below its carrying amount.

The following table shows the adjustments to goodwill during 2015 and 2014:

Balance at December 31, 2013	$137,743
Acquisitions	20,624
Reclassifications, adjustments and other	(1,287)
Translation adjustments	(9,945)
Balance at December 31, 2014	$147,135
Acquisitions	84,636
Reclassifications, adjustments and other	(30)
Translation adjustments	(10,470)
Balance at December 31, 2015	$221,271

The reclassification, adjustments and other of $30 thousand for the year 2015 is primarily related to a change in the Company’s deferred tax asset in connection with a pre-acquisition tax loss. The reclassifications, adjustment and other of $1.3 million for the year 2014 is primarily related to an increase in the Company’s deferred taxes in connection with a foreign tax election.

Other Intangible Assets

The Company’s intangible assets with definite lives consist primarily of trade names, technology, and customer lists and relationships. These intangible assets are being amortized on the straight‑line method over the estimated useful lives of the assets. Amortization expense related to currently existing intangible assets for the years ended December 31, 2015, 2014 and 2013 was $28.6 million, $19.8 million and $16.1 million, respectively.

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in tables in thousands, except for per share data or unless otherwise noted)

The Company’s intangible assets consist of the following:

	December 31, 2015
		Accumulated
	Cost	Amortization	Net

Trade name	$1,531	$(1,372)	$159
Technology	130,200	(35,336)	94,864
Customer lists and relationships	105,864	(33,969)	71,895
Capitalized software and patents	11,406	(4,002)	7,404
Order Backlog	918	(918)	—
	$249,919	$(75,597)	$174,322

	December 31, 2014
		Accumulated
	Cost	Amortization	Net

Trade name	$1,564	$(1,299)	$265
Technology	66,931	(24,260)	42,671
Customer lists and relationships	70,443	(21,126)	49,317
Capitalized software and patents	9,346	(2,110)	7,236
Order Backlog	918	(918)	—
	$149,202	$(49,713)	$99,489

Estimated annual amortization expense of its intangible assets for the next five years is as follows:

Year ended December 31:
2016	$39,271
2017	36,483
2018	33,430
2019	26,507
2020	17,491

13. Restructuring Charges

In January 2015, the Company initiated the preliminary phase of a work-force reduction as part of a corporate restructuring, with reductions occurring across all levels and departments within the Company. This measure was intended to reduce costs and to align the Company’s resources with its key strategic priorities. As of December 31, 2015, there were $54 thousand of unpaid restructuring charges classified under accrued expenses on the balance sheet.

A summary of the Company’s restructuring accrual at December 31, 2015, and changes during the year ended December 31, 2015, are presented below:

	Balance at			Balance at
	December 31, 2014	Charges	Payments	December 31, 2015
Employment termination costs	$—	$5,027	$(5,027)	$—
Facilities consolidation	—	63	(9)	54
Total	$—	$5,090	$(5,036)	$54

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Amounts in tables in thousands, except for per share data or unless otherwise noted)

14. Accumulated Other Comprehensive Income

The changes in accumulated other comprehensive income during the year ended December 31, 2015, are as follows, net of tax:

		Unrealized	Net Gain (Loss)
		Holding Gains on	on Intra-Entity
	Foreign	Available-for-Sale	Foreign Currency
	Currency	Securities	Transactions	Total
Balance at December 31, 2014	$(16,811)	$(246)	$(2,957)	$(20,014)
Other comprehensive loss before reclassifications	(17,281)	(79)	(2,722)	(20,082)
Tax effect	—	25	1,387	1,412
Total other comprehensive loss	(17,281)	(54)	(1,335)	(18,670)
Balance at December 31, 2015	$(34,092)	$(300)	$(4,292)	$(38,684)

The changes in accumulated other comprehensive income during the year ended December 31, 2014, are as follows, net of tax:

		Unrealized	Net Gain (Loss)
		Holding Gains on	on Intra-Entity
	Foreign	Available-for-Sale	Foreign Currency
	Currency	Securities	Transactions	Total
Balance at December 31, 2013	$(4,072)	$(70)	$3,419	$(723)
Other comprehensive loss before reclassifications	(12,739)	(284)	(2,957)	(15,980)
Tax effect	—	108	—	108
Amounts reclassified from accumulated other comprehensive loss	—	—	(3,419)	(3,419)
Total other comprehensive loss	(12,739)	(176)	(6,376)	(19,291)
Balance at December 31, 2014	$(16,811)	$(246)	$(2,957)	$(20,014)

15. Debt

Credit Facility

In September 2013, the Company entered into a Credit Agreement (the “Credit Facility”) with JP Morgan Chase Bank, N.A., as the administrative agent, Wells Fargo Bank, National Association, as the syndication agent and Capital One, National Association and KeyBank National Association, as co-documentation agents. The Credit Facility, which can be used for general corporate purposes, is a $100 million unsecured revolving line of credit that matures on September 27, 2018. The Company pays a commitment fee in the range of 25 to 35 basis points on the unused balance of the revolving credit facility. Commitment fees totaled approximately $332 thousand and $215 thousand during the years ended December 31, 2015 and 2014, respectively. Synchronoss has the right to request an increase in the aggregate principal amount of the Credit Facility to $150 million.

The Credit Facility is subject to certain financial covenants. As of December 31, 2015, the Company was in compliance with all required covenants and there were no outstanding balances on the Credit Facility.

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

Holders of the 2019 Notes, who convert their notes in connection with a qualifying fundamental change, as defined in the related indenture, may be entitled to a make-whole premium in the form of an increase in the conversion rate. Additionally, following the occurrence of a fundamental change, holders may require that the Company repurchase some or all of the 2019 Notes for cash at a repurchase price equal to 100% of the principal amount of the 2019 Notes being repurchased, plus accrued and unpaid interest, if any. As of December 31, 2015, none of these conditions existed with respect to the 2019 Notes and as a result, the 2019 Notes are classified as long term.

The 2019 Notes are the Company’s direct senior unsecured obligations and rank equal in right of payment to all of the Company’s existing and future unsecured and unsubordinated indebtedness.

At December 31, 2015, the carrying amount of the liability and the outstanding principal of the 2019 Notes was $230.0 million, with an effective interest rate of approximately 1.36%. The fair value of the 2019 Notes was $229.6 million at December 31, 2015. The fair value of the liability of the 2019 Notes was determined using a discounted cash flow model based on current market interest rates available to the Company. These inputs are corroborated by observable market data for similar liabilities and therefore classified within Level 2 of the fair-value hierarchy.

The interest expense of the Company’s 2019 Notes related to the contractual interest coupon was $1.7 million and $647 thousand for the years ended December 31, 2015 and 2014, respectively.

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

The Company’s 2011 acquisition agreement with Miyowa SA provided that former shareholders of Miyowa SA would be eligible for earn-out payments, to the extent specified business milestones were achieved following the acquisition. In December 2013, Eurowebfund and Bakamar, two former shareholders of Miyowa SA, filed a complaint against the Company in the Commercial Court of Paris, France claiming that they are entitled to certain earn-out payments under the acquisition agreement. The Company was served with a copy of this complaint in January 2014. On December 3, 2015, the Court dismissed all claims in the complaint against the Company.

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

17. Subsequent Events Review

On February 4, 2016 the Company announced that its Board of Directors has approved a share repurchase program under which the Company may repurchase up to $100 million of its outstanding common stock. Synchronoss plans to make such purchases at prevailing prices over the next 12 to 18 months.

The Company anticipates that the timing and amount of any share repurchases will be determined by Synchronoss’ management based on market conditions and in accordance with the requirements of the Securities and Exchange Commission. Once adopted, the repurchase program does not obligate Synchronoss to acquire any particular amount of common stock, and repurchases may be commenced, suspended or discontinued at any time without prior notice.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2015. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures were effective as of December 31, 2015, to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosures.

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

The Company’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2015. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria).

Based on the Company’s assessment, management concluded that, as of December 31, 2015, its internal control over financial reporting was effective.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 has been audited by Ernst & Young LLP, its independent registered public accounting firm, as stated in their report which is included in Item 9 of this Annual Report on Form 10‑K.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Synchronoss Technologies, Inc.

We have audited Synchronoss Technologies, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Synchronoss Technologies, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Synchronoss Technologies, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Synchronoss Technologies, Inc. as of December 31, 2015 and 2014 and the related consolidated statements of income and comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2015 of Synchronoss Technologies, Inc. and our report dated February 26, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Metropark, New Jersey

February 26, 2016

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)

Identification of Directors. Information concerning the directors of Synchronoss is set forth under the heading “Election of Directors” in the Synchronoss Proxy Statement for the 2016 Annual Meeting of Stockholders and is incorporated herein by reference.

(b)

Audit Committee Financial Expert. Information concerning Synchronoss’ audit committee financial expert is set forth under the heading “Audit Committee” in the Synchronoss Proxy Statement for the 2016 Annual Meeting of Stockholders and is incorporated herein by reference.

(c)

Identification of the Audit Committee. Information concerning the audit committee of Synchronoss is set forth under the heading “Audit Committee” in the Synchronoss Proxy Statement for the 2016 Annual Meeting of Stockholders and is incorporated herein by reference.

(d)

Section 16(a) Beneficial Ownership Reporting Compliance. Information concerning compliance with beneficial ownership reporting requirements is set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Synchronoss Proxy Statement for the 2016 Annual Meeting of Stockholders and is incorporated herein by reference.

Code of Ethics. Information concerning the Synchronoss Code of Business Conduct is set forth under the caption “Code of Business Conduct” in the Synchronoss Proxy Statement for the 2016 Annual Meeting of Stockholders and is incorporated herein by reference. The Code of Business Conduct can also be found on our website, www.synchronoss.com.

ITEM 11.  EXECUTIVE COMPENSATION

Information concerning executive compensation is set forth under the headings “Compensation of Executive Officers” in the Synchronoss Proxy Statement for the 2016 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning shares of Synchronoss equity securities beneficially owned by certain beneficial owners and by management is set forth under the heading “Equity Security Ownership of Certain Beneficial Owners and Management” in the Synchronoss Proxy Statement for the 2016 Annual Meeting of Stockholders and is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plan

The following table provides information as of December 31, 2015 with respect to the shares of our common stock that may be issuable under our existing equity compensation plans.

The following information is as of December 31, 2015:

	(a)	(b)	(c)
	Number of		Number of Securities
	Securities to be		Remaining Available
	Issued Upon	Weighted-	for Future Issuance
	Exercise of	Average	Under Equity
	Outstanding	Exercise Price of	Compensation Plans
	Options	Outstanding	(Excluding Securities
Plan Category	and Rights	Options and Rights	Reflected in Column (a))
Equity compensation plans approved by security holders	4,291,115	$34.72	3,780,385
Equity compensation plans not approved by security holders	9,358	$19.32	—
Totals	4,300,473	$34.69	3,780,385

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning certain relationships and related transactions is set forth under the heading “Certain Related Party Transactions” in the Synchronoss Proxy Statement for the 2016 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning fees and services of the Company’s principal accountants is set forth under the heading “Report of the Audit Committee” and “Independent Registered Public Accounting Firm’s Fees” in the Synchronoss Proxy Statement for the 2016 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)Financial Statements:

(a)(2)Schedule for the years ended December 31, 2015, 2014, 2013:

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

10.9.1*	Amendment 1 effective as of January 1, 2016 to Subordinate Material and Services Agreement No. SG021306.S.025 by and between the Registrant and AT&T Services, Inc.
10.9.2*	Order No.SG021306.S.025.S.007 effective as of January 1, 2016 by and between the Registrant and AT&T Services, Inc.
10.9.3*

Amendment No. 1 effective as of January 1, 2016 to Order No. SG021306.S.025.S.001 dated as of August 1, 2013 by and between the Registrant and AT&T Services, Inc. together with Amended and Restated Order No. SG021306.S.025.S.001.

10.9.4*

Amendment No. 4 effective as of January 1, 2016 to Order No. SG021306.S.025.S.002 dated as of August 1, 2013 by and between the Registrant and AT&T Services, Inc., together with Amended and Restated Order No. SG021306.S.025.S.002.

10.9.5*	Amendment No. 3 effective as of January 1, 2016 to Order No. SG021306.S.025.S.003 dated as of August 1, 2013 by and between the Registrant and AT&T Services, Inc.
10.9.6*

Amendment No. 4 effective as of January 1, 2016 to Order No. SG021306.S.025.S.003 dated as of August 1, 2013 by and between the Registrant and AT&T Services, Inc., together with Amended and Restated Order No. SG021306.S.025.S.003

10.9.7*

Amendment No. 5 effective as of January 1, 2016 to Order No. SG021306.S.025.S.004 dated as of August 1, 2013 by and between the Registrant and AT&T Services, Inc. together with Amended and Restated Order No. SG021306.S.025.S.004.

10.10	Form of Indenture for Convertible Senior Notes, incorporated by reference to Registrants Form S-3 (Commission File No. 333-132080).
10.11†	Employment Agreement dated as of January 1, 2015 between the Registrant and David Schuette.
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

†Compensation Arrangement.

*Confidential treatment has been requested for portions of this document. The omitted portions of this document have been filed with the Securities and Exchange Commission.

‡Confidential treatment has been granted with respect to certain provisions of this exhibit.

(b)	Exhibits.

See (a)(3) above.

(c)	Financial Statement Schedule.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

December 31, 2015, 2014, and 2013

	Beginning			Ending
	Balance	Additions	Reductions	Balance
	(In thousands)
Allowance for doubtful receivables
2015	$88	$3,872	$(931)	$3,029
2014	$237	$418	$(567)	$88
2013	$258	$1,076	$(1,097)	$237

	Beginning			Ending
	Balance	Additions	Reductions	Balance
	(In thousands)
Valuation allowance for deferred tax assets
2015	$2,553	$2,521	$(227)	$4,847
2014	$2,803	$2,724	$(2,974)	$2,553
2013	$—	$3,778	$(975)	$2,803

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNCHRONOSS TECHNOLOGIES, INC. (Registrant)

By	/s/ Stephen G. Waldis
Stephen G. Waldis Chairman of the Board and Chief Executive Officer

February 26, 2016

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

Signature

/s/ Stephen G. Waldis	Chief Executive Officer and Director
Stephen G. Waldis	(Principal Executive Officer)

/s/ Karen Rosenberger	Chief Financial Officer	February 26, 2016
Karen L. Rosenberger	(Principal Financial Officer)

/s/ William J. Cadogan	Director
William J. Cadogan

/s/ Charles E. Hoffman	Director
Charles E. Hoffman

/s/ Thomas J. Hopkins	Director
Thomas J. Hopkins

/s/ James M. McCormick	Director
James M. McCormick

/s/ Donnie M. Moore	Director
Donnie M. Moore