Form 10-Q
period 2016-03-31
SYNCHRONOSS TECHNOLOGIES INC
filed 2016-05-10
CIK 1131554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Large accelerated filer☑	Accelerated filer☐	Non-accelerated filer☐	Smaller Reporting Company☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No☑

Shares outstanding of the Registrant’s common stock:

Class	Outstanding at April 30, 2016
Common stock, $0.0001 par value	44,715,031

SYNCHRONOSS TECHNOLOGIES, INC.

FORM 10-Q INDEX

SYNCHRONOSS TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	March 31, 2016	December 31, 2015

ASSETS
Current assets:
Cash and cash equivalents	$113,084	$147,634
Marketable securities	63,713	66,357
Accounts receivable, net of allowance for doubtful accounts of $3,329 and $3,029 at March 31, 2016 and December 31, 2015, respectively	158,590	143,692
Prepaid expenses and other assets	54,939	49,262
Total current assets	390,326	406,945
Marketable securities	17,934	19,635
Property and equipment, net	162,040	168,280
Goodwill	310,937	221,271
Intangible assets, net	230,986	174,322
Deferred tax assets	5,176	3,560
Other assets	16,164	16,215
Total assets	$1,133,563	$1,010,228

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$33,171	$26,038
Accrued expenses	48,695	45,819
Deferred revenues	32,113	8,323
Contingent consideration obligation	1,271	—
Short term debt	50,000	—
Total current liabilities	165,250	80,180
Lease financing obligation - long term	14,047	13,343
Contingent consideration obligation - long-term	—	930
Convertible debt	225,231	224,878
Deferred tax liability	23,096	16,404
Other liabilities	19,900	3,227
Redeemable noncontrolling interest	58,323	61,452
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000 shares authorized, 0 shares issued and outstanding at March 31, 2016 and December 31, 2015	—	—
Common stock, $0.0001 par value; 100,000 shares authorized, 48,426 and 48,084 shares issued; 45,083 and 44,405 outstanding at March 31, 2016 and December 31, 2015, respectively	4	4
Treasury stock, at cost (3,343 and 3,679 shares at March 31, 2016 and December 31, 2015, respectively)	(72,368)	(65,651)
Additional paid-in capital	535,326	512,802
Accumulated other comprehensive loss	(29,258)	(38,684)
Retained earnings	194,012	201,343
Total stockholders’ equity	627,716	609,814
Total liabilities and stockholders’ equity	$1,133,563	$1,010,228

See accompanying notes to consolidated financial statements.

SYNCHRONOSS TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2016	2015

Net revenues	$142,686	$132,926
Costs and expenses:
Cost of services*	68,306	53,655
Research and development	24,097	22,024
Selling, general and administrative	27,581	20,883
Net change in contingent consideration obligation	341	—
Restructuring charges	2,971	3,240
Depreciation and amortization	24,055	14,835
Total costs and expenses	147,351	114,637
(Loss) income from operations	(4,665)	18,289
Interest income	630	466
Interest expense	(1,576)	(1,342)
Other (expense) income	(884)	14
(Loss) income before income tax expense	(6,495)	17,427
Income tax expense	(3,965)	(6,866)
Net (loss) income	(10,460)	10,561
Net loss attributable to noncontrolling interests	(3,129)	—
Net (loss) income attributable to Synchronoss	$(7,331)	$10,561

Net (loss) income per common share attributable to Synchronoss:
Basic	$(0.17)	$0.25
Diluted	$(0.17)	$0.23
Weighted-average common shares outstanding:
Basic	43,423	41,626
Diluted	43,423	47,080

Comprehensive income (loss) attributable to Synchronoss	$2,095	$(8,907)

*	Cost of services excludes depreciation and amortization which is shown separately.

See accompanying notes to consolidated financial statements.

SYNCHRONOSS TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2016	2015
Operating activities:
Net (loss) income	$(10,460)	$10,561
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization expense	24,055	14,835
Amortization of debt issuance costs	375	375
Amortization of bond premium	373	474
Deferred income taxes	5,096	(733)
Non-cash interest on leased facility	229	233
Stock-based compensation	8,301	6,585
Contingent consideration obligation	341	(1,532)
Excess tax benefit from the exercise of stock options	623	(1,981)
Changes in operating assets and liabilities:
Accounts receivable, net of allowance for doubtful accounts	(13,907)	(22,145)
Prepaid expenses and other current assets	(3,174)	5,623
Other assets	957	(443)
Accounts payable	8,317	106
Accrued expenses	(8,456)	(12,301)
Other liabilities	(55)	(243)
Deferred revenues	25,116	451
Net cash provided by (used in) operating activities	37,731	(135)

Investing activities:
Purchases of fixed assets	(13,153)	(24,217)
Purchases of marketable securities available-for-sale	(8,598)	(43,548)
Maturities of marketable securities available-for-sale	12,565	40,285
Businesses acquired, net of cash	(98,428)	(59,481)
Net cash used in investing activities	(107,614)	(86,961)

Financing activities:
Proceeds from the exercise of stock options	1,755	5,398
Payments on contingent consideration obligation	—	(4,468)
Borrowings on revolving line of credit	50,000	—
Excess tax benefit from the exercise of stock options	(623)	1,981
Repurchase of common stock	(16,581)	—
Proceeds from the sale of treasury stock in connection with an employee stock purchase plan	955	975
Repayments of capital lease obligations	(253)	(291)
Net cash provided by financing activities	35,253	3,595
Effect of exchange rate changes on cash	80	21
Net decrease in cash and cash equivalents	(34,550)	(83,480)
Cash and cash equivalents at beginning of period	147,634	235,967
Cash and cash equivalents at end of period	$113,084	$152,487

Supplemental disclosures of cash flow information:
Issuance of common stock in connection with Openwave acquisition	$22,000	$—
Cash paid for income taxes	$1,780	$346
Cash paid for interest	$1,533	$1,053

See accompanying notes to consolidated financial statements.

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

(Amounts in tables in thousands, except for per share data or unless otherwise noted)

1. Description of Business

Synchronoss Technologies, Inc. (the “Company” or “Synchronoss”) is a leading innovator of cloud solutions, software-based activation, secure mobility, identity management and secure messaging for mobile carriers, enterprises, retailers and OEMs across the globe. Synchronoss’ software provides innovative service provider and enterprise solutions that drive billions of transactions on a wide range of connected devices across the world’s leading networks.  The Company’s solutions include: activation and provisioning software for devices and services, cloud-based sync, backup, storage and content engagement capabilities, broadband connectivity solutions, analytics, white label messaging, identity/access management and secure mobility management that enable communications service providers (CSPs), cable operators/multi-services operators (MSOs) and original equipment manufacturers (OEMs) with embedded connectivity (e.g. smartphones, laptops, tablets and mobile Internet devices (MIDs), such as automobiles, wearables for personal health and wellness, and connected homes), multi-channel retailers, medium and large enterprises and their consumers as well as other customers to accelerate and monetize value-add services for secure and broadband networks and connected devices.

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

Synchronoss Messaging is a white label messaging platform for service providers and offers a full range of deployment options including full integration with on premise systems, hybrid deployment support for optimal mix of technologies and protecting existing investments, and full cloud deployment for both SaaS and hosted models. Synchronoss Messaging features a distributed systems management console (messaging security, administration console for user and domain provisioning and management, integration with

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Nagios for monitoring and alerts) with support for smartphones, tablets and connected devices (support for leading protocols including iCal, CalDAV, CardDAV, EAS, IMAP/IDLE), Native Mobile App for iOS and Android for mail, contacts, calendar and task management.

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

2. Basis of Presentation and Consolidation

The condensed consolidated financial statements as of March 31, 2016 and for the three months ended March 31, 2016 and 2015 are unaudited, but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. They do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements and should be read in conjunction with the condensed consolidated financial statements and notes in the Annual Report of Synchronoss Technologies, Inc. incorporated by reference in the Company's annual report on Form 10-K for the year ended December 31, 2015.

The condensed consolidated financial statements include the accounts of the Company, its wholly‑owned subsidiaries, variable interest entities (VIE) in which the Company is the primary beneficiary and entities in which the Company has a controlling interest. The Company has no unconsolidated subsidiaries or investments accounted for under the equity method. All material intercompany transactions and accounts are eliminated in consolidation. The results reported in these consolidated financial statements should not necessarily be taken as indicative of results that may be expected for the entire year. Certain amounts from the prior year’s financial statements have been reclassified to conform to the current year’s presentation.

For further information about the Company’s basis of presentation and consolidation or its significant accounting policies, refer to the condensed consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2015.

Recently Issued Accounting Standards

In March, 2016, the FASB released Accounting Standards Update (“ASU”) 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” The ASU includes multiple provisions intended to simplify various aspects of the accounting for share-based payments. While aimed at reducing the cost and complexity of the accounting for share-based payments, the amendments may significantly impact net income, earnings per share, and the statement of cash flows. The ASU is effective for public companies in annual periods beginning after December 15, 2016, and interim periods within those years. The Company is currently evaluating the impact of adoption on its condensed consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” Under ASU 2016-02, lessees will be required to recognize, for all leases of 12 months or more, a liability to make lease payments and a right-of-use asset representing the right to use the underlying asset for the lease term. Additionally, the guidance requires improved disclosures to help users of financial statements better understand the nature of an entity’s leasing activities. This ASU is effective for public reporting companies for interim and annual periods beginning after December 15, 2018, with early adoption permitted, and must be adopted using a modified retrospective approach. The Company

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

(Amounts in tables in thousands, except for per share data or unless otherwise noted)

is in the process of evaluating the effect of the new guidance on its consolidated financial statements and disclosures.

In May 2014, the FASB and the International Accounting Standards Board (“IASB”) (collectively, the “Boards”) jointly issued a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under US GAAP and IFRS. The standard’s core principle (issued as ASU 2014-09 by the FASB and as IFRS 15 by the IASB), is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The new guidance must be adopted using either a full retrospective approach for all periods presented in the period of adoption or a modified retrospective approach. In August 2015, the FASB issued ASU No. 2015-14, which defers the effective date of ASU 2014-09 by one year, and would allow entities the option to early adopt the new revenue standard as of the original effective date. This ASU is effective for public reporting companies for interim and annual periods beginning after December 15, 2017. The Company is currently evaluating its adoption method and the impact of the standard on its condensed consolidated financial statements.

Impact of New Accounting Pronouncements

The Company adopted ASU 2015-03, “Interest- Imputation of Interest (subtopic 835-30); Simplifying the Presentation of Debt Issuance Costs, and ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associate with Line of Credit Arrangements, during the first quarter of 2016, concurrently. The adoption of these ASUs required the Company to reclassify its deferred financing costs associated with its Convertible Senior Notes from other assets to long-term debt on a retrospective basis. The Company's consolidated balance sheets included deferred financing costs of $4.8 million and $5.1 million as of March 31, 2016 and December 31, 2015, respectively, which were reclassified from other assets to long-term debt. The debt issuance costs associated with the Company's Credit Facility continue to be presented in other assets on the condensed consolidated balance sheets.

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

Potentially dilutive shares of common stock include stock options, convertible debt and unvested restricted stock.  The dilutive effects of stock options and restricted stock awards are based on the treasury stock method.  The dilutive effect of the assumed conversion of convertible debt is determined using the if-converted method. The after-tax effect of interest expense related to the convertible securities is added back to net income (loss), and the convertible debt is assumed to have been converted into common shares at the beginning of the period.

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

(Amounts in tables in thousands, except for per share data or unless otherwise noted)

The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net income (loss) attributable to common stockholders per common share. Stock options that are anti-dilutive and excluded from the following table totaled 291 thousand for the three months ended March 31, 2015. For the three months ended March 31, 2016 no options were excluded from the calculation of diluted earnings per share as none of them were anti-dilutive.

	Three Months Ended March 31,
	2016	2015
Numerator:
Net (loss) income attributable to Synchronoss	$(7,331)	$10,561
Income effect for interest on convertible debt, net of tax	—	475
Numerator for diluted EPS- Income to common stockholders after assumed conversions	$(7,331)	$11,036
Denominator:
Weighted average common shares outstanding — basic	43,423	41,626
Dilutive effect of:
Shares from assumed conversion of convertible debt	—	4,326
Options and unvested restricted shares	—	1,128
Weighted average common shares outstanding — diluted	43,423	47,080

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

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

(Amounts in tables in thousands, except for per share data or unless otherwise noted)

The following is a summary of assets, liabilities and redeemable noncontrolling interest and their related classifications under the fair value hierarchy:

	March 31, 2016
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents (A)	$113,084	$113,084	$—	$—
Securities available-for-sale (B)	81,647	—	81,647	—
Total assets	$194,731	$113,084	$81,647	$—

Liabilities
Contingent consideration obligation	$1,271	$—	$—	$1,271
Total liabilities	$1,271	$—	$—	$1,271

Temporary Equity
Redeemable noncontrolling interest (C)	$58,323	$—	$—	$58,323
Total temporary equity	$58,323	$—	$—	$58,323

	December 31, 2015
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents (A)	$147,634	$147,634	$—	$—
Securities available-for-sale (B)	85,992	—	85,992	—
Total assets	$233,626	$147,634	$85,992	$—

Liabilities
Contingent consideration obligation	$930	$—	$—	$930
Total liabilities	$930	$—	$—	$930

Temporary Equity
Redeemable noncontrolling interest	$61,452	$—	$—	$61,452
Total temporary equity	$61,452	$—	$—	$61,452

(A)	Cash and cash equivalents includes money market funds.
(B)	Securities available-for-sale include municipal bonds, commercial papers, certificates of deposit, enhanced income money market fund and corporate bonds which are classified as marketable securities.
(C)	As of March 31, 2016 the carrying amount of the redeemable noncontrolling interest was greater than the fair value and accordingly no adjustment to the fair value was recorded.

The Company utilizes the market approach to measure fair value for its financial assets. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets. The Company's marketable securities investments classified as Level 2 primarily utilize broker quotes in a non-active market for valuation of these securities. No transfers of assets between Level 1, Level 2 and Level 3 of the fair value measurement hierarchy occurred during the three months ended March 31, 2016.

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Available-for-Sale Securities

At March 31, 2016 and December 31, 2015, the estimated fair value of investments classified as available for sale, are as follows:

	March 31, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale securities:
Certificates of deposit	$2,328	$5	$—	$2,333
Corporate bonds	40,214	—	(356)	39,858
Municipal bonds	37,553	13	(22)	37,544
Fixed Income Fund	2,264	—	(352)	1,912
Total available-for-sale securities	$82,359	$18	$(730)	$81,647

	December 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale securities:
Certificates of deposit	$2,329	$—	$(5)	$2,324
Corporate bonds	39,986	—	(253)	39,733
Municipal bonds	38,564	11	(44)	38,531
Fixed Income Fund	5,593	—	(189)	5,404
Total available-for-sale securities	$86,472	$11	$(491)	$85,992

Unrealized gains and losses are reported as a component of accumulated other comprehensive loss in stockholders' equity. The cost of securities sold is based on the specific identification method. The Company evaluates investments with unrealized losses to determine if the losses are other than temporary. The Company has determined that the gross unrealized losses as of March 31, 2016 and December 31, 2015 are temporary. In making this determination, the Company considered the financial condition, credit ratings and near-term prospects of the issuers, the underlying collateral of the investments, and the magnitude of the losses as compared to the cost and the length of time the investments have been in an unrealized loss position. Additionally, while the Company classifies the securities as available-for-sale, the Company does not currently intend to sell such investments and it is more likely than not to recover the carrying value prior to being required to sell such investments.

The unrealized losses and fair values of available-for-sale securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of March 31, 2016, are as follows:

	March 31, 2016
	Securities in unrealized loss position		Securities in unrealized loss position
	less than 12 months		greater than 12 months		Total
					Gross
	Unrealized	Fair	Unrealized	Fair	unrealized	Fair
	Losses	Value	Losses	Value	losses	Value
Certificates of deposit	$(1)	$247	$—	$—	$(1)	$247
Corporate bonds	(355)	39,657	—	—	(355)	39,657
Municipal bonds	(18)	19,407	—	784	(18)	20,191
Fixed Income Fund	—	—	(186)	1,913	(186)	1,913
	$(374)	$59,311	$(186)	$2,697	$(560)	$62,008

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

(Amounts in tables in thousands, except for per share data or unless otherwise noted)

The unrealized losses and fair values of available-for-sale securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of December 31, 2015, are as follows:

	December 31, 2015
	Securities in unrealized loss position		Securities in unrealized loss position
	less than 12 months		greater than 12 months		Total
					Gross
	Unrealized	Fair	Unrealized	Fair	unrealized	Fair
	Losses	Value	Losses	Value	losses	Value
Certificates of deposit	$(5)	$2,324	$—	$—	$(5)	$2,324
Corporate bonds	(253)	39,808	—	—	(253)	39,808
Municipal bonds	(43)	20,630	(1)	550	(44)	21,180
Fixed Income Fund	—	—	(189)	5,404	(189)	5,404
	$(301)	$62,762	$(190)	$5,954	$(491)	$68,716

Expected maturities of available-for-sale securities are as follows:

	March 31, 2016
	Amortized	Fair
	Cost	Value

Due within one year	$62,158	$61,800
Due after 1 year through 5 years	17,935	17,934
Total available-for-sale securities	$80,093	$79,734

Contingent Consideration

The Company determined the fair value of the contingent consideration related to the acquisition of Razorsight using a real options approach which uses a risk-adjusted expected growth rate based on assessments of expected growth in revenue, adjusted by an appropriate factor. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement. The significant unobservable inputs used in the fair value measurement of the Company’s contingent consideration obligation are the probabilities of achieving certain financial targets and contractual milestones.  Significant changes in any of those probabilities in isolation may result in a higher (lower) fair value measurement.

The changes in fair value of the Company’s Level 3 contingent consideration obligation during the three months ended March 31, 2016 were as follows:

Balance at December 31, 2015	$930
Fair value adjustment to contingent consideration obligation included in net loss	341
Balance at March 31, 2016	$1,271

Redeemable Noncontrolling Interests

The Company accounts for the redeemable noncontrolling interest at its fair value as temporary equity, due to the redemption option existing outside the control of the Company. The noncontrolling shareholders have the option, which is embedded in the noncontrolling interest, to require the Company to purchase the remaining noncontrolling share at a formula price designed to approximate fair value based on operating results of the entity.

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

(Amounts in tables in thousands, except for per share data or unless otherwise noted)

The Company recognizes changes in the redemption value immediately as they occur and adjusts the carrying value of the noncontrolling interest to the greater of the estimated redemption value, which approximates fair value, at the end of each reporting period or the initial carrying amount. As of March 31, 2016, the carrying amount of the redeemable noncontrolling interest was greater than the fair value and accordingly no adjustment to the fair value was recorded.

The fair value of the redeemable noncontrolling interest was estimated by applying an income approach using a discounted cash flow analysis. This fair value measurement is based on significant inputs that are not observable in the market and thus represents a Level 3 measurement. Significant changes in the underlying assumptions used to value the redeemable noncontrolling interest could significantly increase or decrease the fair value estimates recorded in the condensed consolidated balance sheets.

The changes in fair value of the Company’s Level 3 redeemable noncontrolling interests during the three months ended March 31, 2016 were as follows:

Balance at December 31, 2015	$61,452
Fair value adjustment	—
Net loss attributable to redeemable noncontrolling interests	(3,129)
Balance at March 31, 2016	$58,323

5. Acquisition

Openwave Messaging, Inc. (“Openwave”)

On March 1, 2016, the Company acquired all outstanding shares of Openwave for $124.5 million, net of working capital adjustments and liabilities assumed, comprised of $102.5 million paid in cash and $22 million paid in shares of the Company’s common stock, based upon the average market value of the common stock for the ten trading days prior to the acquisition date.

Openwave’s product portfolio includes its core complete messaging platform optimized for today’s most complex messaging requirements worldwide with a particular geographic strength in Asia Pacific. With this acquisition and combined with Synchronoss’ current global footprint, Synchronoss will have direct access to subscribers around the world for the Synchronoss Personal Cloud™ platform and bolster the Company’s go-to-market efforts internationally.

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

(Amounts in tables in thousands, except for per share data or unless otherwise noted)

The Company determined the preliminary fair value of the net assets acquired as follows:

	Purchase Price
	Allocation
Cash	$4,110
Prepaid expenses and other assets	2,749
Property, Plant & Equipment	3,550
Long term assets	5,194
Intangible assets:		Wtd. Avg.
Tradename	1,000	1 year
Technology	32,100	7 years
Customer relationships	29,000	10 years
Goodwill	84,520
Total assets acquired	162,223
Accounts payable and accrued liabilities	17,022
Deferred revenues	7,854
Long term liabilities	12,809
Net assets acquired	$124,538

The goodwill recorded in connection with this acquisition was based on operating synergies and other benefits expected to result from the combined operations and the assembled workforce acquired. The goodwill acquired is not deductible for tax purposes.

Acquisition-related costs recognized during the three months ended March 31, 2016 and 2015 including transaction costs such as legal, accounting, valuation and other professional services, were $1.6 million and $856 thousand, respectively and are included in the selling, general and administrative expenses on the condensed consolidated statements of income.

6. Stockholders’ Equity

Stock-Based Compensation

The following table summarizes information about stock-based compensation:

	Three Months Ended March 31,
	2016	2015
Stock options	$1,759	$2,176
Restricted stock awards	6,288	4,303
ESPP Plan	254	150
Total stock-based compensation before taxes	$8,301	$6,629
Tax benefit	$2,708	$2,137

The total stock-based compensation cost related to unvested equity awards as of March 31, 2016 was approximately $52.8 million. The expense is expected to be recognized over a weighted-average period of approximately 2.67 years.

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Stock Options

The Company uses the Black-Scholes option pricing model for determining the estimated fair value for stock options. The weighted-average assumptions used in the Black-Scholes option pricing model are as follows:

	Three Months Ended March 31,
	2016	2015
Expected stock price volatility	46%	48%
Risk-free interest rate	1.12%	1.26%
Expected life of options (in years)	3.99	4.01
Expected dividend yield	0%	0%
Weighted-average fair value (grant date) of the options	$9.81	$15.86

The following table summarizes information about stock options outstanding as of March 31, 2016:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
Options	Options	Exercise Price	Term (Years)	Value
Outstanding at December 31, 2015	2,348	$31.04
Options Granted	456	26.78
Options Exercised	(125)	14.00
Options Cancelled	(42)	38.24
Outstanding at March 31, 2016	2,637	$31.00	4.71	$9,927
Vested at March 31, 2016	2,382	$30.69	4.55	$9,301
Exercisable at March 31, 2016	1,211	$27.33	3.16	$6,842

The below table summarizes additional information related to stock options:

	Three Months Ended March 31,
	2016	2015
Total intrinsic value for stock options exercised	$1,859	$4,751
Fair value of vested options	5,627	3,784

Awards of Restricted Stock and Performance Stock

A summary of the Company’s unvested restricted stock at March 31, 2016, and changes during the three months ended March 31, 2016, is presented below:

		Weighted- Average
	Number of	Grant Date
Non-Vested Restricted Stock	Awards	Fair Value
Non-vested at December 31, 2015	1,412	$36.80
Granted	246	30.35
Vested	(325)	33.61
Forfeited	(29)	37.00
Non-vested at March 31, 2016	1,304	$36.10

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Employee Stock Purchase Plan

The Company utilizes the Black Scholes pricing model for determining the estimated fair value for ESPP shares. The expected life of ESPP shares is the average of the remaining purchase period under each offering period. The weighted‑average assumptions used to value employee stock purchase rights were as follows:

	Three Months Ended March 31,
	2016	2015
Expected stock price volatility	42%	40%
Risk-free interest rate	0.52%	0.05%
Expected life (in years)	0.50	0.50
Expected dividend yield	0%	0%
Weighted-average fair value (grant date) of the ESPP Shares	$7.30	$10.50

Treasury Stock

On February 4, 2016, the Company's Board of Directors authorized a stock repurchase program to purchase up to $100 million of the Company's outstanding Common Stock. Under the program, the Company may purchase shares of its Common Stock in the open market, through block trades or otherwise at prices deemed appropriate by the Company. The timing and amount of repurchase transactions under the program will depend on available working capital and other factors as determined by the Board of Directors and management.

As of March 31, 2016, a total of 553 thousand shares have been purchased under the program for an aggregate purchase price of $16.6 million. The Company classifies Common Stock repurchased as Treasury Stock on its balance sheet.

7. Accumulated Other Comprehensive Income (Loss)

Comprehensive income (loss) was as follows:

	Three Months Ended March 31,
	2016	2015

Net (loss) income attributable to Synchronoss	$(7,331)	$10,561
Translation adjustments	9,668	(16,837)
Unrealized gain on securities, (net of tax)	20	241
Net loss on intra-entity foreign currency transactions, (net of tax)	(262)	(2,872)
Total comprehensive income (loss) attributable to Synchronoss	$2,095	$(8,907)

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

(Amounts in tables in thousands, except for per share data or unless otherwise noted)

The changes in accumulated other comprehensive income (loss) during the three months ended March 31, 2016, are as follows, net of tax:

		Unrealized (Loss)
		Income on	Unrealized Holding
		Intra-Entity	Gains (Losses) on
	Foreign	Foreign Currency	Available-for-Sale
	Currency	Transactions	Securities	Total

Balance at December 31, 2015	$(34,092)	$(4,292)	$(300)	$(38,684)
Other comprehensive income (loss)	9,668	1,125	(5)	10,788
Tax effect	—	(1,387)	25	(1,362)
Total comprehensive income (loss)	9,668	(262)	20	9,426
Balance at March 31, 2016	$(24,424)	$(4,554)	$(280)	$(29,258)

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

The changes in Goodwill during the three months ended March 31, 2016 are as follows:

Balance at December 31, 2015	$221,271
Acquisition	84,520
Translation adjustments	5,146
Balance at March 31, 2016	$310,937

Other Intangible Assets

Intangible assets consist primarily of trade names, technology, and customer lists and relationships. These intangible assets are amortized on the straight‑line method over the estimated useful life. Amortization expense for the three months ended March 31, 2016 and the year ended December 31, 2015 was $11.3 million and $28.6 million, respectively.

The Company’s intangible assets consist of the following:

	March 31, 2016
		Accumulated
	Cost	Amortization	Net

Trade name	$2,535	$(1,475)	$1,060
Technology	164,092	(42,857)	121,235
Customer lists and relationships	137,263	(38,810)	98,453
Capitalized software and patents	14,821	(4,583)	10,238
Order Backlog	918	(918)	—
	$319,629	$(88,643)	$230,986

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

(Amounts in tables in thousands, except for per share data or unless otherwise noted)

	December 31, 2015
		Accumulated
	Cost	Amortization	Net

Trade name	$1,531	$(1,372)	$159
Technology	130,200	(35,336)	94,864
Customer lists and relationships	105,864	(33,969)	71,895
Capitalized software and patents	11,406	(4,002)	7,404
Order Backlog	918	(918)	—
	$249,919	$(75,597)	$174,322

Estimated future amortization expense of its intangible assets for the next five years is as follows:

Year ending December 31:
2016	$35,798
2017	44,159
2018	40,941
2019	34,410
2020	25,614
2021	13,245

9. Debt

Credit Facility

In September 2013, the Company entered into a Credit Agreement (the “Credit Facility”) with JP Morgan Chase Bank, N.A., as the administrative agent, Wells Fargo Bank, National Association, as the syndication agent and Capital One, National Association and KeyBank National Association, as co-documentation agents.  The Credit Facility, which can be used for general corporate purposes, is a $100 million unsecured revolving line of credit that matures on September 27, 2018.  The Company pays a commitment fee in the range of 25 to 35 basis points on the unused balance of the revolving credit facility under the Credit Agreement. Commitment fees totaled approximately $74 thousand and $64 thousand during the three months ended March 31, 2016 and 2015, respectively. Synchronoss has the right to request an increase in the aggregate principal amount of the Credit Facility to $150 million.

On March 1, 2016, the Company borrowed $50 million under the Credit Facility to fund acquisitions and capital asset purchases. Interest on the borrowing was based upon LIBOR plus a 225 basis point margin. Interest expense on the borrowings totaled $131 thousand during the three months ended March 31, 2016.

The Credit Facility is subject to certain financial covenants. As of March 31, 2016, the Company was in compliance with all required covenants.

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

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

(Amounts in tables in thousands, except for per share data or unless otherwise noted)

stock. The 2019 Notes are convertible at the note holders’ option prior to their maturity and if specified corporate transactions occur. The issue price of the 2019 Notes was equal to their face amount.

Holders of the 2019 Notes who convert their notes in connection with a qualifying fundamental change, as defined in the related indenture, may be entitled to a make-whole premium in the form of an increase in the conversion rate. Additionally, following the occurrence of a fundamental change, holders may require that the Company repurchase some or all of the 2019 Notes for cash at a repurchase price equal to 100% of the principal amount of the notes being repurchased, plus accrued and unpaid interest, if any. As of March 31, 2016, none of these conditions existed with respect to the 2019 Notes and as a result, the 2019 Notes are classified as long term.

The 2019 Notes are the Company’s direct senior unsecured obligations and rank equal in right of payment to all of the Company’s existing and future unsecured and unsubordinated indebtedness.

At March 31, 2016, the carrying amount of the liability was $225.2 million and the outstanding principal of the 2019 Notes was $230.0 million, with an effective interest rate of approximately 1.36%. The fair value of the 2019 Notes was $228.0 million at March 31, 2016. The fair value of the liability of the 2019 Notes was determined using a discounted cash flow model based on current market interest rates available to the Company. These inputs are corroborated by observable market data for similar liabilities and therefore classified within Level 2 of the fair-value hierarchy.

The interest expense of the Company’s 2019 Notes related to the contractual interest coupon was $431 thousand for the three months ended March 31, 2016 and 2015, respectively.

10. Restructuring

In March 2016, the Company initiated the preliminary phase of a work-force reduction as part of a corporate restructuring, with reductions occurring across all levels and departments within the Company. This measure was intended to reduce costs and to align the Company’s resources with its key strategic priorities.  As of March 31, 2016, there was $2.9 million of unpaid restructuring charges classified under accrued expenses on the balance sheet.

A summary of the Company’s restructuring accrual at March 31, 2016 and changes during the three months ended March 31, 2016, is presented below:

	Balance at			Balance at
	December 31, 2015	Charges	Payments	March 31, 2016
Employment termination costs	$—	$2,971	$(117)	$2,854
Facilities consolidation	54	—	(3)	51
Total	$54	$2,971	$(120)	$2,905

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

The Company’s 2011 acquisition agreement with Miyowa SA provided that former shareholders of Miyowa SA would be eligible for earn-out payments, to the extent specified business milestones were achieved following the acquisition. In December 2013, Eurowebfund and Bakamar, two former shareholders of Miyowa SA, filed a complaint against the Company in the Commercial Court of Paris, France claiming that they are entitled to certain earn-out payments under the acquisition agreement. The Company was served

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

(Amounts in tables in thousands, except for per share data or unless otherwise noted)

with a copy of this complaint in January 2014. On December 3, 2015, the Court dismissed all claims in the complaint against the Company. On December 19, 2015, the former shareholders of Miyowa filed an appeal with the Court of Appeal of Paris, France, appealing the Court’s decision.

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

12. Subsequent Events Review

As of May 10, 2016, the Company has repurchased a total of 1 million shares of the Company’s common stock pursuant to the share repurchase program announced on February 4, 2016 at an average price of approximately $31.25 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the information set forth in our consolidated financial statements and related notes included elsewhere in this quarterly report on Form 10-Q and in our annual report Form 10-K for the year ended December 31, 2015. This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are subject to risks and uncertainties and are based on the beliefs and assumptions of our management as of the date hereof based on information currently available to our management. Use of words such as “believes,” “expects,” “anticipates,” “intends,” “plans,” “hopes,” “should,” “continues,” “seeks,” “likely” or similar expressions, indicate a forward-looking statement. Forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions. Actual results may differ materially from the forward-looking statements we make. We caution investors not to place substantial reliance on the forward-looking statements included in this report. These statements speak only as of the date of this report (unless another date is indicated), and we undertake no obligation to update or revise the statements in light of future developments.  All numbers are expressed in thousands unless otherwise stated.

Overview

We are a leading innovator of cloud solutions, software-based activation, secure mobility, identity management and secure messaging for mobile carriers, enterprises, retailers and OEMs across the globe. Our software provides innovative service provider and enterprise solutions that drive billions of transactions on a wide range of connected devices across the world’s leading networks.  Our solutions include: activation and provisioning software for devices and services, cloud-based sync, backup, storage and content engagement capabilities, broadband connectivity solutions, analytics, white label messaging, identity/access management and secure mobility management that enable communications service providers (CSPs), cable operators/multi-services operators (MSOs) and original equipment manufacturers (OEMs) with embedded connectivity (e.g. smartphones, laptops, tablets and MIDs, such as automobiles, wearables for personal health and wellness, and connected homes), multi-channel retailers, medium and large enterprises and their consumers as well as other customers to accelerate and monetize value-add services for secure and broadband networks and connected devices.

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

Our Synchronoss Messaging is a white label messaging platform for service providers and offers a full range of deployment options including full integration with on premise systems, hybrid deployment support for optimal mix of technologies and protecting existing investments, and full cloud deployment for both SaaS and hosted models. Synchronoss Messaging features a distributed systems management console (messaging security, administration console for user and domain provisioning and management, integration with Nagios for monitoring and alerts) with support for smartphones, tablets and connected devices (support for leading protocols including iCal, CalDAV, CardDAV, EAS, IMAP/IDLE), Native Mobile App for iOS and Android for mail, contacts, calendar and task management.

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

Revenues

We generate a substantial portion of our revenues on a per-transaction or subscription basis, which is derived from contracts that extend up to 60 months from execution. For the three months ended March 31, 2016 and 2015, we derived approximately 72% of our revenues from transactions processed and subscription arrangements.

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

Each of AT&T and Verizon accounted for more than 10% of our revenues for the three months ended March 31, 2016 and 2015. AT&T and Verizon in the aggregate accounted for 71% and 70% of our revenues for the three months ended March 31, 2016 and 2015, respectively. See “Risk Factors” for certain matters bearing risks on our future results of operations.

Current Trends Affecting Our Results of Operations

Growth in our service provider and enterprise solutions are being driven by the massive penetration and use of smart devices on a global basis. The following major trends drive our investment lens in acquisitions and development of product and solutions:

Activation. Service Provider consolidation continues in the US and Internationally. As CSP’s merge with MSOs and TV Providers there is an urgency provisioning new subscribers with devices and new value-add service bundles, while driving cost out of the business. Synchronoss Activation is poised to create new efficiencies in often underserved digital channels as a way to quickly provision combined subscriber bases and utilize traditionally underperforming and lower cost digital sales channels.

Personal Cloud. Shorter carrier contracts and lease programs have resulted in faster device upgrade cycles by customers resulting in increased device order transactions and activations. With mobile devices becoming content rich and acting as a replacement for other traditional devices like PC’s, the ability to securely back up content from mobile devices, sync it with other devices and share it with others in their community of family, friends and business associates has become an essential need. The major Tier 1 carriers are also publicly discussing achieving 500% penetration (multiple connected devices per user) by enabling connectivity to non-traditional devices. Such devices include connected cars, health and wellness devices, and connected home. The need for these devices to be activated and managed and the contents from them to be stored in a common cloud are also expected to be drivers of our businesses in the long term. Synchronoss Cloud products such as Personal Cloud, Mobile Content Transfer, Backup & Transfer and Out of Box Experience (OOBE) are poised to respond to this trend with white label, secure and scalable products for mobile devices.

Secure Mobility. As Enterprise looks to increase productivity, it turns to mobile. Yet it finds itself confronted with the serious logistical challenges to not only managing stringent security requirements but also accommodating the personal devices of its employees as a lower cost and more employee friendly option. This trend of Bring Your Own Device (BYOD) is now prevalent enough that regulated industries are investigating new ways to merge Wall Street level regulated security and privacy with main stream usability standards of Facebook, Twitter, Slacker and other third party mobile services. Inherent in this challenge is managing multi factor authentication, policy driven credential management and fraud protection as employees move in and out of “work” selves and “Home” selves – or even in, out or between companies. In addition to be able to manage different personas,  the ability to create more productive work flows employing predictive analytics is taking on a higher value as a desirable function of a secure mobility platform. Synchronoss’ Secure Mobility platform enables Enterprise to pivot quickly into the regulated BYOD work and realize cost savings as well as productivity gains.

Messaging. Messaging as a medium is moving beyond standard email. Messaging is fast becoming an interface for commerce. With the emergence of messaging giants such as what’s App, Line, Facebook and others, companies are using advanced messaging to create commerce opportunities to give subscribers visibility to smart transactions within a very sticky, high frequency environment. Chat bots, operating on AI fueled from semantic analysis of messaging content are the latest entrants into create a “messaging user interface” that is linking subscribers and third parties together across multiple channels. Service providers are not adopting new messaging clients to compete with highly competitive and viral Over the Top players - instead they are adopting monetization techniques used by those players to extend subscriber information into third party applications and chat interfaces creating stickier commerce opportunities. Synchronoss Messaging is working closely with customers in the Asia Pacific market to evolve Service Provider messaging into a cloud-centric commerce offering utilizing personal cloud, identity management and other advanced messaging protocols that will open up new revenue streams and allow Operators to compete with OTT providers in new ways.

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

We continue to advance our plans for the expansion of our platforms' footprint with broadband carriers and international mobile carriers to support connected devices and multiple networks through our focus on transaction management and cloud-based services for back up, synchronization and sharing of content. Our initiatives with AT&T, Verizon Wireless and other CSPs continue to grow both with our current businesses as well as new products. We are also exploring additional opportunities through merger and acquisition activities to support our customer, product and geographic diversification strategies.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements in accordance with GAAP requires us to utilize accounting policies and make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingencies as of the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during a fiscal period. Although we believe that our judgments and estimates are appropriate, correct and reasonable under the circumstances, actual results may differ from those estimates.  If actual results or events differ materially from those contemplated by us in making these estimates, our reported financial condition and results of operations for future periods could be materially affected. See “Risk Factors” for certain matters bearing risks on our future results of operations.

We believe that of our significant accounting policies, which are described in Note 2 in our Annual Report on Form 10-K for the year ended December 31, 2015, the following accounting policies involve a greater degree of judgment and complexity.  Accordingly, these are the policies which we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations:

•	Revenue Recognition and Deferred Revenue
•	Allowance for Doubtful Accounts
•	Income Taxes
•	Goodwill
•	Noncontrolling interest
•	Investments in Affiliates and Other Entities
•	Business Combinations
•	Stock-Based Compensation

There were no significant changes in our critical accounting policies and estimates discussed in our Form 10-K during the three months ended March 31, 2016.  Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015 for a more complete discussion of our critical accounting policies and estimates.

Key Developments

On March 1, 2016, the Company acquired all outstanding shares of Openwave for $124.5 million, net of working capital adjustments and liabilities assumed, comprised of $102.5 million paid in cash and $22 million paid in shares of the Company’s common stock, based upon the average market value of the common stock for the ten trading days prior to the acquisition date.

Openwave’s product portfolio includes its core complete messaging platform optimized for today’s most complex messaging requirements worldwide with a particular geographic strength in Asia Pacific. With this acquisition and combined with Synchronoss’ current global footprint, we will have direct access to subscribers around the world for the Synchronoss Personal Cloud platform and bolster our go-to-market efforts internationally.

Results of Operations

Three months ended March 31, 2016 compared to the three months ended March 31, 2015

The following table presents an overview of our results of operations for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016		2015		2016 vs 2015
	$	% of Revenue	$	% of Revenue	$ Change	% Change
	(in thousands)
Net revenues	$142,686	100.0%	$132,926	100.0%	$9,760	7.3%
Cost of services*	68,306	47.9%	53,655	40.4%	14,651	27.3%
Research and development	24,097	16.9%	22,024	16.6%	2,073	9.4%
Selling, general and administrative	27,581	19.3%	20,883	15.7%	6,698	32.1%
Net change in contingent consideration obligation	341	0.2%	—	—%	341	100.0%
Restructuring charges	2,971	2.1%	3,240	2.4%	(269)	(8.3)%
Depreciation and amortization	24,055	16.9%	14,835	11.2%	9,220	62.2%
Total costs and expenses	147,351	103.3%	114,637	86.2%	32,714	28.5%
(Loss) income from operations	$(4,665)	(3.3)%	$18,289	13.8%	$(22,954)	(125.5)%

*	Cost of services excludes depreciation and amortization which is shown separately.

Net Revenues.  Net revenues increased $9.8 million to $142.7 million for the three months ended March 31, 2016, compared to the same period in 2015. Transaction and subscription revenues as a percentage of sales were 72% or $103.3 million for the three months ended March 31, 2016 compared to 72% or $96.3 million for the same period in 2015. The $7.0 million increase in transaction and subscription revenue is primarily due to new subscription arrangements as a result of our expansion with new customers and increased transactional services with our existing customers.  Professional service and license revenues as a percentage of sales were 28% or

$39.4 million for the three months ended March 31, 2016, compared to 28% or $36.6 million for the same period in 2015.

Net revenues related to Activation Solutions decreased $552 thousand to $61.2 million for the three months ended March 31, 2016 compared to the same period in 2015. Net revenues related to Activation Solutions represented 43% for the three months ended March 31, 2016, compared to 46% for the same period in 2015. Net revenues related to our Cloud Solutions increased by $10.3 million to $81.5 million for the three months ended March 31, 2016 compared to the same period in 2015. The increase in our Cloud Service performance was a result of the expansion of our customer base and increased adoption of our cloud offerings. Net revenues related to our Cloud Solutions represented 57% for the three months ended March 31, 2016, compared to 54% for the same period in 2015.

Expenses

Cost of Services.  Cost of services increased $14.7 million to $68.3 million for the three months ended March 31, 2016, compared to the same period in 2015, due primarily to an increase of $5.9 million relating to our migration and integration costs associated with acquisitions done in 2015 and an incremental $3.4 million related to the launch of our Enterprise solution. We also had an additional increase of approximately $2.2 million as a result of our Openwave acquisition.

Research and Development.  Research and development expense increased $2.1 million to $24.1 million for the three months ended March 31, 2016, compared to the same period in 2015 primarily due to an increase of $3.8 million in outside consultant expense which was driven by the launch of our Enterprise solution offset by a $1.6 million decrease in personnel and related costs due to the capitalization of qualified software costs.

Selling, General and Administrative.    Selling, general and administrative expense increased $6.7 million to $27.6 million for the three months ended March 31, 2016, compared to the same period in 2015.  The increase was driven by a $1.4 million increase related to our acquisition related activities, a $2.2 million increase in personnel and related costs which was driven by increased headcount due to the launch of our Enterprise solution and a $2.1 million increase in outside consultants, the most significant increases in outside consultants related to costs incurred for the launch of our Enterprise solution.

Net Change in Contingent Consideration Obligation.  The net change in contingent consideration obligation resulted in a $341 thousand increase for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015 related to the fair value increase of the Razorsight earn-out.

Restructuring Charges. Restructuring charges were $3.0 million for the three months ended March 31, 2016 related to employment termination costs as a result of the work‑force reduction plan started in March 2016 to reduce costs and align our resources with our key strategic priorities.

Depreciation and Amortization. Depreciation and amortization expense increased $9.2 million to $24.1 million for the three months ended March 31, 2016, compared to the same period in 2015. This was primarily related to the increase in depreciable fixed assets necessary for the continued expansion of our platforms and amortization of our newly acquired intangible assets related to our recent acquisitions.

Income from Operations.  Income from operations decreased $23.0 million to a loss of $4.7 million for the three months ended March 31, 2016, compared to the same period in 2015.  This was primarily due to increases in depreciable fixed assets, intangible asset amortization and additional costs associated with our acquired operations.

Interest Income.  Interest income increased $164 thousand to $630 thousand for the three months ended March 31, 2016, compared to the same period in 2015. Interest income increased primarily due to higher average investment balances compared to the same period in 2015.

Interest Expense.  Interest expense increased $234 thousand to $1.6 million for the three months ended March 31, 2016, compared to the same period in 2015 due primarily to an increase of approximately $141 thousand primarily related to the $50 million drawdown from the Credit Facility.

Other Expense. Other expense increased $898 thousand to $884 thousand for the three months ended March 31, 2016, compared to the same period in 2015. Other expense increased primarily due to foreign currency exchange rate fluctuations, specifically the strengthening of the British Pound Sterling against the U.S. Dollar.

Income Tax.  We recognized approximately $4.0 million and $6.9 million in related income tax expenses during the three months ended March 31, 2016 and 2015, respectively. Our effective tax rate was approximately (61.0)% for the three months ended March 31, 2016, which was higher than our U.S. federal statutory rate primarily due to the recording of a non-cash income tax provision of $2.9 million in income tax expense to establish a valuation allowance. We considered all available evidence, including our historical profitability and projections of future taxable income together with new evidence, both positive and negative, that could affect the view of the future realization of deferred tax assets. As a result of our assessment, we recorded $2.9 million in income tax expense related to a valuation allowance that reduced the deferred tax asset primarily related to our current net operating loss carryforward.  Our effective tax rate was approximately 39.4% for the three months ended March 31, 2015, which was slightly higher than our U.S. federal statutory rate primarily due to the unfavorable impact of the fair market value adjustment for the contingent consideration obligation related to the Strumsoft earn-out. We review the expected annual effective income tax rate and make changes on a quarterly basis as necessary based on certain factors such as changes in forecasted annual operating income, changes to the actual and forecasted permanent book-to-tax differences, and changes resulting from the impact of tax law changes.

Liquidity and Capital Resources

Our principal source of liquidity has been cash provided by operations and borrowings on our Credit Facility. Our cash, cash equivalents and marketable securities balance was $194.7 million at March 31, 2016, a decrease of $38.9 million as compared to the balance at December 31, 2015. This decrease was primarily due to our acquisition of Openwave, purchases of fixed assets and repurchases of outstanding common stock under the Board approved repurchase program. This was offset by borrowings under the Credit Facility and cash provided by operations.  We anticipate that our principal uses of cash in the future will be to fund the expansion of our business through both organic growth as well as possible acquisition activities and the expansion of our customer base internationally.  Uses of cash will also include facility and technology expansion, capital expenditures, and working capital.

At March 31, 2016, our non-U.S. subsidiaries held approximately $19.7 million of cash and cash equivalents that are available for use by all of our operations around the world.  At this time, we believe these funds will be permanently reinvested outside of the U.S.  However, if these funds were repatriated to the U.S. or used for U.S. operations, certain amounts could be subject to U.S. tax for the incremental amount in excess of the foreign tax paid.  Due to the timing and circumstances of repatriation of such earnings, if any, it is not practical to determine the unrecognized deferred tax liability related to the amount.

Convertible Senior Notes

On August 12, 2014, we issued $230.0 million aggregate principal amount of 0.75% Convertible Senior Notes due in 2019 (the “2019 Notes”). The 2019 Notes mature on August 15, 2019, and bear interest at a rate of 0.75% per annum payable semi-annually in arrears on February 15 and August 15 of each year. We accounted for the $230 million face value of the debt as a liability and capitalized approximately $7.1 million of financing fees, related to the issuance. At March 31, 2016, the carrying amount of the liability was $225.2 million and the outstanding principal of the 2019 Notes was $230.0 million, with an effective interest rate of approximately 1.36%.

Credit Facility

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

On March 1, 2016, we borrowed $50 million under the Credit Facility to fund acquisitions and capital asset purchases. Interest on the borrowing was based upon LIBOR plus a 225 basis point margin. Interest expense on the borrowings totaled $131 thousand during the three months ended March 31, 2016.

The Credit Facility is subject to certain financial covenants. As of March 31, 2016, we were in compliance with all required covenants.

Share Repurchase Program

On February 4, 2016, we announced that our Board of Directors approved a share repurchase program under which we may repurchase up to $100 million of our outstanding common stock. We plan to make such purchases at prevailing prices over the next 12 to 18 months.

As of March 31, 2016, we repurchased approximately 553 thousand shares of our common stock for $16.6 million in connection with our existing share repurchase program.

Discussion of Cash Flows

Cash flows from operations. Net cash provided by operating activities for the three months ended March 31, 2016 was $37.7 million, as compared to $135 thousand used for the same period in 2015. Cash flows from operations increased by approximately $37.9 million. The operating cash flows for the three months ended March 31, 2016 benefited from a decrease in accounts receivables driven by the collection of large receivable balances during the quarter combined with an increase in deferred revenue balances.

Cash flows from investing.  Net cash used in investing activities for the three months ended March 31, 2016 was $107.6 million, as compared to $87.0 million used for the same period in 2015. The increase was primarily due to the acquisition of Openwave Messaging, Inc.

Cash flows from financing.  Net cash provided by financing activities for the three months ended March 31, 2016 was $35.3 million, as compared to $3.6 million provided by financing activities for the same period in 2015.  The increase in net cash provided by financing activities for the three months ended March 31, 2016 of $31.7 million as compared to 2015 was primarily due to $50 million in borrowings on our Credit Facility offset by repurchases of common stock of $16.6 million.

We believe that our existing cash and cash equivalents, cash generated from our existing operations, our available credit facilities and other available sources of financing will be sufficient to fund our operations for the next twelve months based on our current business plan.

Effect of Inflation

Although inflation generally affects us by increasing our cost of labor and equipment, we do not believe that inflation has had any material effect on our results of operations for the three months ended March 31, 2016 or 2015.

Impact of Recently Issued Accounting Standards

In March, 2016, the FASB released Accounting Standards Update (“ASU”) 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” The ASU includes multiple provisions intended to simplify various aspects of the accounting for share-based payments. While aimed at reducing the cost and complexity of the accounting for share-based payments, the amendments are expected to significantly impact net income, earnings per share, and the statement of cash flows. The ASU is effective for public companies in annual periods beginning after December 15, 2016, and interim periods within those years. We are currently evaluating the impact of adoption on our consolidated financial statements and disclosures.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” Under ASU 2016-02, lessees will be required to recognize, for all leases of 12 months or more, a liability to make lease payments and a right-of-use asset representing the right to use the underlying asset for the lease term. Additionally, the guidance requires improved disclosures to help users of financial statements better understand the nature of an entity’s leasing activities. This ASU is effective for public reporting companies for interim and annual periods beginning after December 15, 2018, with early adoption permitted, and must be adopted using a modified retrospective approach. We are in the process of evaluating the effect of the new guidance on our consolidated financial statements and disclosures.

In May 2014, the FASB and the International Accounting Standards Board (“IASB”) (collectively, the “Boards”) jointly issued a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under US GAAP and IFRS. The standard’s core principle (issued as ASU 2014-09 by the FASB and as IFRS 15 by the IASB), is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The new guidance must be adopted using either a full retrospective approach for all periods presented in the period of adoption or a modified retrospective approach. In August 2015, the FASB issued ASU No. 2015-14, which defers the effective date of ASU 2014-09 by one year, and would allow entities the option to early adopt the new revenue standard as of the original effective date. This ASU is effective for public reporting companies for interim and annual periods beginning after December 15, 2017.We are currently evaluating the adoption method and the impact of the standard on the condensed consolidated financial statements.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2016 and December 31, 2015 that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our interests.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part II, “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2015, which could materially affect our business, financial condition or future results. We believe our exposure associated with these market risks has not changed materially since December 31, 2015.

Foreign Currency Exchange Risk

We conduct business outside of the U.S. in several currencies including the British Pound Sterling, Euro, Australian Dollar, Indian Rupee, Philippine Peso, Japanese Yen, Chinese Yuan, Hong Kong Dollar, Swiss Franc, and the Canadian Dollar.

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

Interest Rate Risk

We are exposed to the risk of interest rate fluctuations on the interest income earned on our cash and cash equivalents. A hypothetical 100 basis point movement in interest rates applicable to our cash and cash equivalents outstanding at March 31, 2016 would increase interest income by less than $1.7 million on an annual basis.

Borrowings under our credit facility, are at variable rates of interest and expose us to interest rate risk. As such, our net income is sensitive to movements in interest rates. If interest rates increase, our debt obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income would decrease. Such increases in interest rates could have a material adverse effect on our cash flow and financial condition.

Based on our outstanding borrowings at  March 31, 2016, a one-percentage point change in interest rates would have affected interest expense on the debt by $500 thousand on an annualized basis.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2016.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of March 31, 2016, the end of the period covered by this quarterly report, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in internal controls over financial reporting

On March 1, 2016, we completed our acquisition of Openwave Messaging, Inc. (“Openwave”). SEC guidance permits management to omit an assessment of an acquired business' internal control over financial reporting from management's assessment of internal control over financial reporting for a period not to exceed one year from the date of the acquisition. Accordingly, we have not assessed Openwaves’ internal control over financial reporting as of March 31, 2016.

Excluding the Openwave acquisition, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 that was conducted during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our 2011 acquisition agreement with Miyowa SA provided that former shareholders of Miyowa SA would be eligible for earn-out payments to the extent specified business milestones were achieved following the acquisition. In December 2013, Eurowebfund and Bakamar, two former shareholders of Miyowa SA filed a complaint against us in the Commercial Court of Paris, France claiming that they are entitled to certain earn-out payments under the acquisition agreement. We were served with a copy of this complaint in January 2014. On December 3, 2015, the Court dismissed all claims in the complaint against us. On December 19, 2015, the former shareholders of Miyowa filed an appeal with the Court of Appeal of Paris, France, appealing the Court’s decision.

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

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, which could materially affect our business, financial condition or future results. The risks described in our Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.  If any of the risks actually occur, our business, financial condition or results of operations could be negatively affected. In that case, the trading price of our stock could decline, and our stockholders may lose part or all of their investment.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information relating to our repurchase of common stock during the three months ended March 31, 2016

			Total Number	Approximate
			of Shares	Dollar Value of
	Total	Average	Purchased as	Shares That May
	Number of	Price	Part of Publicly	Yet Be Purchased
	Shares	Paid Per	Announced	Under the
Period	Purchased	Share	Program	Program

3/1/2016- 3/31/2016	552,500	$30.00	552,500	$83,419,170
Total	552,500	$30.00	552,500	$83,419,170

The repurchases were made under the stock repurchase program approved by our Board of Directors and announced on February 4, 2016 and through which we were authorized to purchase up to $100 million of our common stock. The program does not have an expiration date.

Repurchases under the program may take place in the open market or in privately negotiated transactions and may be made pursuant to a Rule 10b5-1 plan.

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

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and section 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and section 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.PRE	XBRL Presentation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase

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

May 10, 2016