Form 10-Q
period 2016-06-30
SYNCHRONOSS TECHNOLOGIES INC
filed 2016-08-04
CIK 1131554

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Large accelerated filer☑	Accelerated filer☐	Non-accelerated filer☐	Smaller Reporting Company☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No☑

Shares outstanding of the Registrant’s common stock:

Class	Outstanding at July 29, 2016
Common stock, $0.0001 par value	45,135,189

SYNCHRONOSS TECHNOLOGIES, INC.

FORM 10-Q INDEX

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

SYNCHRONOSS TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	June 30, 2016	December 31, 2015

ASSETS
Current assets:
Cash and cash equivalents	$111,028	$147,634
Marketable securities	62,274	66,357
Accounts receivable, net of allowance for doubtful accounts of $1,508 and $3,029 at June 30, 2016 and December 31, 2015, respectively	162,386	143,692
Prepaid expenses and other assets	49,947	49,262
Total current assets	385,635	406,945
Marketable securities	13,949	19,635
Property and equipment, net	167,135	168,280
Goodwill	317,586	221,271
Intangible assets, net	222,045	174,322
Deferred tax assets	1,902	3,560
Other assets	14,780	16,215
Total assets	$1,123,032	$1,010,228

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$35,150	$26,038
Accrued expenses	52,534	45,819
Deferred revenues	28,009	8,323
Contingent consideration obligation	7,657	—
Short term debt	47,000	—
Total current liabilities	170,350	80,180
Lease financing obligation - long term	13,623	13,343
Contingent consideration obligation - long-term	—	930
Convertible debt	225,585	224,878
Deferred tax liability [1]	29,716	16,404
Other liabilities	22,545	3,227
Redeemable noncontrolling interest	55,459	61,452
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000 shares authorized, 0 shares issued and outstanding at June 30, 2016 and December 31, 2015	—	—
Common stock, $0.0001 par value; 100,000 shares authorized, 49,132 and 48,084 shares issued; 45,079 and 44,405 outstanding at June 30, 2016 and December 31, 2015, respectively	4	4
Treasury stock, at cost (4,053 and 3,679 shares at June 30, 2016 and December 31, 2015, respectively)	(95,812)	(65,651)
Additional paid-in capital [1]	547,970	512,802
Accumulated other comprehensive loss	(34,880)	(38,684)
Retained earnings [1]	188,472	201,343
Total stockholders’ equity	605,754	609,814
Total liabilities and stockholders’ equity	$1,123,032	$1,010,228

1 See Note 2 for discussion of the adoption of ASU 2016-09.

See accompanying notes to consolidated financial statements.

SYNCHRONOSS TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Net revenues	$157,551	$137,820	$300,237	$270,746
Costs and expenses:
Cost of services*	71,468	54,920	139,774	108,575
Research and development	26,170	22,462	50,267	44,486
Selling, general and administrative	30,618	18,717	58,199	39,600
Net change in contingent consideration obligation	6,386	—	6,727	—
Restructuring charges	1,191	1,451	4,162	4,691
Depreciation and amortization	25,262	16,632	49,317	31,467
Total costs and expenses	161,095	114,182	308,446	228,819
(Loss) income from operations	(3,544)	23,638	(8,209)	41,927
Interest income	591	471	1,221	937
Interest expense	(1,834)	(1,418)	(3,410)	(2,760)
Other income (expense), net	865	415	(19)	429
(Loss) income before income tax expense	(3,922)	23,106	(10,417)	40,533
Income tax expense [1]	(3,381)	(7,952)	(7,969)	(14,818)
Net (loss) income	(7,303)	15,154	(18,386)	25,715
Net loss attributable to noncontrolling interests	(2,864)	—	(5,993)	—
Net (loss) income attributable to Synchronoss	$(4,439)	$15,154	$(12,393)	$25,715

Net (loss) income per common share attributable to Synchronoss:
Basic	$(0.10)	$0.36	$(0.29)	$0.61
Diluted	$(0.10)	$0.33	$(0.29)	$0.56
Weighted-average common shares outstanding:
Basic	43,450	41,870	43,449	41,898
Diluted	43,450	47,271	43,449	47,371

Comprehensive (loss) income attributable to Synchronoss	$(10,061)	$21,934	$(8,589)	$13,027

*	Cost of services excludes depreciation and amortization which is shown separately.

1 See Note 2 for discussion of the adoption of ASU 2016-09.

See accompanying notes to consolidated financial statements.

SYNCHRONOSS TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2016	2015
Operating activities:		(As Adjusted)
Net (loss) income	$(18,386)	$25,715
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization expense	49,317	31,467
Amortization of debt issuance costs	750	750
Loss on disposals	68	—
Amortization of bond premium	754	756
Deferred income taxes	5,980	2,065
Non-cash interest on leased facility	458	464
Stock-based compensation	16,426	13,087
Contingent consideration obligation	6,727	(1,532)
Changes in operating assets and liabilities:
Accounts receivable, net of allowance for doubtful accounts	(18,170)	(19,758)
Prepaid expenses and other current assets [1]	2,948	(4,749)
Other assets	2,580	(282)
Accounts payable	51	2,869
Accrued expenses [1]	1,110	8,947
Other liabilities	(6,811)	(172)
Deferred revenues	30,388	2,882
Net cash provided by operating activities	74,190	62,509

Investing activities:
Purchases of fixed assets	(26,864)	(34,947)
Purchases of marketable securities available-for-sale	(11,592)	(72,015)
Maturities of marketable securities available-for-sale	20,567	52,375
Businesses acquired, net of cash	(98,428)	(59,481)
Net cash used in investing activities	(116,317)	(114,068)

Financing activities:
Proceeds from the exercise of stock options	4,945	11,828
Taxes paid on withholding shares [1]	(5,380)	(16,844)
Payments on contingent consideration obligation	—	(4,468)
Borrowings on revolving line of credit	50,000	—
Repayment of revolving line of credit	(3,000)	—
Repurchases of common stock	(40,025)	—
Proceeds from the sale of treasury stock in connection with an employee stock purchase plan	955	975
Repayments of capital lease obligations	(1,484)	(564)
Net cash provided by (used in) financing activities	6,011	(9,073)
Effect of exchange rate changes on cash	(490)	718
Net decrease in cash and cash equivalents	(36,606)	(59,914)
Cash and cash equivalents at beginning of period	147,634	235,967
Cash and cash equivalents at end of period	$111,028	$176,053

Supplemental disclosures of cash flow information:
Issuance of common stock in connection with Openwave acquisition	$22,000	$—
Cash paid for income taxes	$3,208	$13,657
Cash paid for interest	$1,355	$698

1 See Note 2 for discussion of the adoption of ASU 2016-09.

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

The Synchronoss Enterprise solutions support an advanced mobility digital experience for businesses and consumers for accessing and protecting their information.  The Company’s identity and access management platform helps consumers and business users to securely authenticate access to online websites to conduct e-commerce transactions or access important data. The secure mobility platforms help users safely and securely store and share important data.  The solutions are based on understanding assumptions on the behaviors of individuals through the capture of who they are, what they are doing and how, where and when they are doing it. This allows the Company’s platforms to help reduce fraud, improve cybersecurity detection/prevention and overall productivity. The identity and access solution supports both consumers by allowing them to self-register and verify their identity, while providing non-intrusive multi-factor authentication and businesses the ability to be sure the correct person is doing the transaction.  The secure mobility solution combines the identity platform with a “bring your own device” (BYOD) platform that is based on a secure container for accessing data, applications, content and personal information management tools like email, calendar, messaging and notes.

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

2. Basis of Presentation and Consolidation

The condensed consolidated financial statements as of June 30, 2016 and for the three and six months ended June 30, 2016 are unaudited, but in the opinion of management include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. They do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements and should be read in conjunction with the consolidated financial statements and notes in the Annual Report of Synchronoss Technologies, Inc. incorporated by reference in the Company's annual report on Form 10-K for the year ended December 31, 2015.

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

Recently Issued Accounting Standards

In June 2016, the FASB issued ASU 2016-13 Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in this update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The ASU is effective for public companies in annual periods beginning after December 15, 2019, and interim periods within those years. Early adoption is permitted beginning after December 15, 2018 and interim periods within those years. The Company is currently evaluating the impact of adoption on its condensed consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (ASU 2014-15). ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. This ASU provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. The amendments are effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s condensed consolidated financial statements.

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

(Amounts in tables in thousands, except for per share data or unless otherwise noted)

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In March 2016, the FASB issued ASU 2016-08, “Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” which clarifies the guidance in determining revenue recognition as principal versus agent. In April 2016, the FASB issued ASU 2016-10, “Identifying Performance Obligations and Licensing,” which provides guidance in accounting for immaterial performance obligations and shipping and handling. In May 2016, the FASB issued ASU 2016-12, “Narrow-Scope Improvements and Practical Expedients” which provides clarification on assessing the collectability criterion, presentation of sales taxes, measurement date for noncash consideration and completed contracts at transition. This ASU also provides a practical expedient for contract modifications. The new standards are effective for public reporting companies for interim and annual periods beginning after December 15, 2017. The Company is currently evaluating the effect that these ASUs will have on its condensed consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the full effect of these standards on its ongoing financial reporting.

Impact of New Accounting Pronouncements

In March, 2016, the FASB released Accounting Standards Update (“ASU”) 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” The ASU includes multiple provisions intended to simplify various aspects of the accounting for share-based payments. While aimed at reducing the cost and complexity of the accounting for share-based payments, the amendments may significantly impact net income, earnings per share, and the statement of cash flows. The ASU is effective for public companies in annual periods beginning after December 15, 2016, and interim periods within those years. The Company elected to early adopt this standard in the second quarter ended June 30, 2016.

ASU 2016-09 eliminates the requirement to estimate and apply a forfeiture rate to reduce stock compensation expense during the vesting period and, instead, account for forfeitures as they occur. ASU 2016-09 requires that this change be adopted using the modified retrospective approach. As such, the Company recorded a cumulative-effect adjustment of $959 thousand to adjust retained earnings.

Under ASU 2016-09, excess tax benefits related to employee share-based payments are not reclassified from operating activities to financing activities in the statement of cash flows. The Company applied the effect of ASU 2016-09 to the presentation of excess tax benefits in the statement of cash flows, retrospectively. This change increased the net cash provided by operating activities and decreased net cash provided by financing activities by $3.9 million for the six months ended June 30, 2015.

Under ASU 2016-09, cash paid when withholding shares for tax withholding purposes are classified as a financing activity in the statement of cash flows. ASU 2016-09 requires that this change be adopted retrospectively. The presentation requirements for cash flows related to employee taxes paid for withheld shares increased the net cash provided by operating activities and decreased net cash provided by financing activities by $16.8 million for the six months ended June 30, 2015.

ASU 2016-09 eliminates additional paid in capital ("APIC") pools and requires excess tax benefits and tax deficiencies to be recorded in the income statement when the awards vest or are settled. This resulted in an increase in the effective tax rate for the three and six months ended June 30, 2016 of 13% and 9%, respectively. The ASU requires that this change be adopted prospectively. The Company excluded the excess tax benefits from the assumed proceeds available to repurchase shares in the computation of diluted earnings per share for the three months ended June 30, 2016. This increased the diluted weighted average common shares outstanding by 121,671 shares and 162,241 for the three and six months ended June 30, 2016, respectively.

ASU 2016-09 eliminates the requirement that excess tax benefits be realized (i.e., through a reduction in income taxes payable) before they can be recognized. Previously unrecognized deferred tax assets were recognized on a modified retrospective basis which resulted in a cumulative-effect adjustment to retained earnings of $481 thousand.

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Adoption of the new standard impacted previously reported quarterly results as follows:

	Three Months Ended March 31, 2016,
	As reported	As adjusted
Income statement:
Provision for income taxes	$(3,965)	$(4,588)

Cash flows statement:
Net cash from operations	$37,731	$40,489
Net cash used in financing	35,253	32,495

Balance sheet:
Deferred tax liability	$23,096	$22,864
Additional paid-in capital	535,326	536,659
Retained earnings	194,012	192,911

The Company adopted ASU 2015-03, “Interest- Imputation of Interest (subtopic 835-30); Simplifying the Presentation of Debt Issuance Costs, and ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associate with Line of Credit Arrangements, during the first quarter of 2016, concurrently. The adoption of these ASUs required the Company to reclassify its deferred financing costs associated with its Convertible Senior Notes from other assets to long-term debt on a retrospective basis. The Company's consolidated balance sheets included deferred financing costs of $4.4 million and $5.1 million as of June 30, 2016 and December 31, 2015, respectively, which were reclassified from other assets to long-term debt. The debt issuance costs associated with the Company's Credit Facility continue to be presented in other assets on the condensed consolidated balance sheets.

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

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

(Amounts in tables in thousands, except for per share data or unless otherwise noted)

The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net income (loss) attributable to common stockholders per common share. For the three and six months ended June 30, 2016, common stock options were excluded from the calculation of diluted earnings per share as their inclusion would be anti-dilutive. Stock options that are anti-dilutive and excluded from the following table totaled 459 thousand and 345 thousand for the three and six months ended June 30, 2015, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Numerator:
Net (loss) income attributable to Synchronoss	$(4,439)	$15,154	$(12,393)	$25,715
Income effect for interest on convertible debt, net of tax	—	514	—	995
Numerator for diluted EPS- Income to common stockholders after assumed conversions	$(4,439)	$15,668	$(12,393)	$26,710
Denominator:
Weighted average common shares outstanding — basic	43,450	41,870	43,449	41,898
Dilutive effect of:
Shares from assumed conversion of convertible debt	—	4,326	—	4,326
Options and unvested restricted shares	—	1,075	—	1,147
Weighted average common shares outstanding — diluted	43,450	47,271	43,449	47,371

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

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

(Amounts in tables in thousands, except for per share data or unless otherwise noted)

The following is a summary of assets, liabilities and redeemable noncontrolling interest and their related classifications under the fair value hierarchy:

	June 30, 2016
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents (A)	$111,028	$111,028	$—	$—
Securities available-for-sale (B)	76,223	—	76,223	—
Total assets	$187,251	$111,028	$76,223	$—

Liabilities
Contingent consideration obligation	$7,657	$—	$—	$7,657
Total liabilities	$7,657	$—	$—	$7,657

Temporary Equity
Redeemable noncontrolling interest (C)	$55,459	$—	$—	$55,459
Total temporary equity	$55,459	$—	$—	$55,459

	December 31, 2015
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents (A)	$147,634	$147,634	$—	$—
Securities available-for-sale (B)	85,992	—	85,992	—
Total assets	$233,626	$147,634	$85,992	$—

Liabilities
Contingent consideration obligation	$930	$—	$—	$930
Total liabilities	$930	$—	$—	$930

Temporary Equity
Redeemable noncontrolling interest	$61,452	$—	$—	$61,452
Total temporary equity	$61,452	$—	$—	$61,452

(A)	Cash and cash equivalents includes money market funds.
(B)	Securities available-for-sale include municipal bonds, commercial papers, certificates of deposit, enhanced income money market fund and corporate bonds which are classified as marketable securities.
(C)	As of June 30, 2016, the carrying amount of the redeemable noncontrolling interest was greater than the fair value and accordingly no adjustment to the fair value was recorded.

The Company utilizes the market approach to measure fair value for its financial assets. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets. The Company's marketable securities investments classified as Level 2 primarily utilize broker quotes in a non-active market for valuation of these securities. No transfers of assets between Level 1, Level 2 and Level 3 of the fair value measurement hierarchy occurred during the six months ended June 30, 2016.

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Available-for-Sale Securities

At June 30, 2016 and December 31, 2015, the estimated fair value of investments classified as available for sale, are as follows:

	June 30, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale securities:
Certificates of deposit	$2,328	$4	$—	$2,332
Corporate bonds	35,627	—	(410)	35,217
Municipal bonds	36,744	20	(11)	36,753
Fixed Income Fund	2,105	—	(184)	1,921
Total available-for-sale securities	$76,804	$24	$(605)	$76,223

	December 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available-for-sale securities:
Certificates of deposit	$2,329	$—	$(5)	$2,324
Corporate bonds	39,986	—	(253)	39,733
Municipal bonds	38,564	11	(44)	38,531
Fixed Income Fund	5,593	—	(189)	5,404
Total available-for-sale securities	$86,472	$11	$(491)	$85,992

Unrealized gains and losses are reported as a component of accumulated other comprehensive loss in stockholders' equity. The cost of securities sold is based on the specific identification method. The Company evaluates investments with unrealized losses to determine if the losses are other than temporary. The Company has determined that the gross unrealized losses as of June 30, 2016 and December 31, 2015 are temporary. In making this determination, the Company considered the financial condition, credit ratings and near-term prospects of the issuers, the underlying collateral of the investments, and the magnitude of the losses as compared to the cost and the length of time the investments have been in an unrealized loss position. Additionally, while the Company classifies the securities as available-for-sale, the Company does not currently intend to sell such investments and it is more likely than not to recover the carrying value prior to being required to sell such investments.

The unrealized losses and fair values of available-for-sale securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of June 30, 2016, are as follows:

	June 30, 2016
	Securities in unrealized loss position		Securities in unrealized loss position
	less than 12 months		greater than 12 months		Total
					Gross
	Unrealized	Fair	Unrealized	Fair	unrealized	Fair
	Losses	Value	Losses	Value	losses	Value
Corporate bonds	$(410)	$35,017	$—	$—	$(410)	$35,017
Municipal bonds	(8)	14,771	(1)	1,191	(9)	15,962
Fixed Income Fund	—	—	(184)	1,920	(184)	1,920
	$(418)	$49,788	$(185)	$3,111	$(603)	$52,899

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

(Amounts in tables in thousands, except for per share data or unless otherwise noted)

The unrealized losses and fair values of available-for-sale securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of December 31, 2015, are as follows:

	December 31, 2015
	Securities in unrealized loss position		Securities in unrealized loss position
	less than 12 months		greater than 12 months		Total
					Gross
	Unrealized	Fair	Unrealized	Fair	unrealized	Fair
	Losses	Value	Losses	Value	losses	Value
Certificates of deposit	$(5)	$2,324	$—	$—	$(5)	$2,324
Corporate bonds	(253)	39,808	—	—	(253)	39,808
Municipal bonds	(43)	20,630	(1)	550	(44)	21,180
Fixed Income Fund	—	—	(189)	5,404	(189)	5,404
	$(301)	$62,762	$(190)	$5,954	$(491)	$68,716

Expected maturities of available-for-sale securities are as follows:

	June 30, 2016
	Amortized	Fair
	Cost	Value

Due within one year	$60,763	$60,353
Due after 1 year through 5 years	13,935	13,949
Total available-for-sale securities	$74,698	$74,302

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

The changes in fair value of the Company’s Level 3 contingent consideration obligation during the six months ended June 30, 2016 were as follows:

Balance at December 31, 2015	$930
Fair value adjustment to contingent consideration obligation included in net loss	6,727
Balance at June 30, 2016	$7,657

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

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

(Amounts in tables in thousands, except for per share data or unless otherwise noted)

The Company recognizes changes in the redemption value immediately as they occur and adjusts the carrying value of the noncontrolling interest to the greater of the estimated redemption value, which approximates fair value, at the end of each reporting period or the initial carrying amount. As of June 30, 2016, the carrying amount of the redeemable noncontrolling interest was greater than the fair value and accordingly no adjustment to the fair value was recorded.

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

The changes in fair value of the Company’s Level 3 redeemable noncontrolling interests during the six months ended June 30, 2016 were as follows:

Balance at December 31, 2015	$61,452
Fair value adjustment	—
Net loss attributable to redeemable noncontrolling interests	(5,993)
Balance at June 30, 2016	$55,459

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

Openwave’s product portfolio includes its core complete messaging platform optimized for today’s most complex messaging requirements worldwide with a particular geographic strength in Asia Pacific. With this acquisition and combined with Synchronoss’ current global footprint, Synchronoss will have increased direct access to subscribers around the world for the Synchronoss Personal Cloud™ platform and bolster the Company’s go-to-market efforts internationally.

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

(Amounts in tables in thousands, except for per share data or unless otherwise noted)

The Company determined the preliminary fair value of the net assets acquired as follows:

	Purchase Price
	Allocation
Cash	$4,110
Prepaid expenses and other assets	3,473
Property, Plant & Equipment	2,882
Long term assets	2,396
Intangible assets:		Wtd. Avg.
Tradename	1,000	1 year
Technology	32,100	7 years
Customer relationships	29,000	10 years
Goodwill	93,930
Total assets acquired	168,891
Accounts payable and accrued liabilities	17,722
Deferred revenues	7,854
Long term liabilities	18,777
Net assets acquired	$124,538

The goodwill recorded in connection with this acquisition was based on operating synergies and other benefits expected to result from the combined operations and the assembled workforce acquired. The goodwill acquired is not deductible for tax purposes.

Acquisition-related costs recognized during the six months ended June 30, 2016 and 2015 including transaction costs such as legal, accounting, valuation and other professional services, were $2.3 million and $862 thousand, respectively and are included in the selling, general and administrative expenses on the condensed consolidated statements of income.

6. Stockholders’ Equity

Stock-Based Compensation

The following table summarizes information about stock-based compensation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Stock options	$2,209	$1,964	$3,968	$4,140
Restricted stock awards	5,720	4,319	12,008	8,622
ESPP Plan	196	175	450	325
Total stock-based compensation before taxes	$8,125	$6,458	$16,426	$13,087
Tax benefit	$2,655	$1,994	$5,363	$4,131

The total stock-based compensation cost related to unvested equity awards as of June 30, 2016 was approximately $82.9 million. The expense is expected to be recognized over a weighted-average period of approximately 2.83 years.

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Stock Options

The Company uses the Black-Scholes option pricing model for determining the estimated fair value for stock options. The weighted-average assumptions used in the Black-Scholes option pricing model are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Expected stock price volatility	44%	48%	45%	48%
Risk-free interest rate	1.22%	1.29%	1.16%	1.26%
Expected life of options (in years)	4.00	4.00	4.00	4.01
Expected dividend yield	0%	0%	0%	0%
Weighted-average fair value (grant date) of the options	$12.50	$17.47	$11.02	$16.56

The following table summarizes information about stock options outstanding as of June 30, 2016:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
Options	Options	Exercise Price	Term (Years)	Value
Outstanding at December 31, 2015	2,348	$31.04
Options Granted	828	30.66
Options Exercised	(266)	18.61
Options Cancelled	(130)	35.95
Outstanding at June 30, 2016	2,780	$31.88	4.82	$7,745
Vested at June 30, 2016	2,579	$31.75	4.71	$7,259
Exercisable at June 30, 2016	1,210	$29.11	3.05	$5,152

The below table summarizes additional information related to stock options:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Total intrinsic value for stock options exercised	$1,780	$6,794	$3,639	$11,544
Fair value of vested options	3,501	3,377	8,765	6,849

Awards of Restricted Stock and Performance Stock

A summary of the Company’s unvested restricted stock at June 30, 2016, and changes during the six months ended June 30, 2016, is presented below:

		Weighted- Average
	Number of	Grant Date
Non-Vested Restricted Stock	Awards	Fair Value
Non-vested at December 31, 2015	1,412	$36.80
Granted	850	33.62
Vested	(487)	35.56
Forfeited	(61)	48.51
Non-vested at June 30, 2016	1,714	$35.36

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

As of June 30, 2016, a total of 1.3 million shares have been purchased under the program for an aggregate purchase price of $40.0 million. The Company classifies Common Stock repurchased as Treasury Stock on its balance sheet.

7. Accumulated Other Comprehensive Income (Loss)

Comprehensive income (loss) was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Net (loss) income attributable to Synchronoss	$(4,439)	$15,154	$(12,393)	$25,715
Translation adjustments	(6,224)	6,357	3,444	(10,480)
Unrealized loss on securities, (net of tax)	(22)	(107)	(2)	134
Net income on intra-entity foreign currency transactions, (net of tax)	624	530	362	(2,342)
Total comprehensive (loss) income attributable to Synchronoss	$(10,061)	$21,934	$(8,589)	$13,027

The changes in accumulated other comprehensive income (loss) during the six months ended June 30, 2016, are as follows:

		Unrealized (Loss)
		Income on	Unrealized Holding
		Intra-Entity	Gains (Losses) on
	Foreign	Foreign Currency	Available-for-Sale
	Currency	Transactions	Securities	Total

Balance at December 31, 2015	$(34,092)	$(4,292)	$(300)	$(38,684)
Other comprehensive income (loss)	3,444	524	(40)	3,928
Tax effect	—	(162)	38	(124)
Total comprehensive income (loss)	3,444	362	(2)	3,804
Balance at June 30, 2016	$(30,648)	$(3,930)	$(302)	$(34,880)

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

The changes in Goodwill during the six months ended June 30, 2016 are as follows:

Balance at December 31, 2015	$221,271
Acquisition	93,930
Translation adjustments	2,385
Balance at June 30, 2016	$317,586

Other Intangible Assets

Intangible assets consist primarily of trade names, technology, and customer lists and relationships. These intangible assets are amortized on the straight‑line method over the estimated useful life. Amortization expense for the six months ended June 30, 2016 and the year ended December 31, 2015 was $23.5 million and $28.6 million, respectively.

The Company’s intangible assets consist of the following:

	June 30, 2016
		Accumulated
	Cost	Amortization	Net

Trade name	$2,538	$(1,743)	$795
Technology	163,202	(49,329)	113,873
Customer lists and relationships	135,987	(42,870)	93,117
Capitalized software and patents	19,255	(4,995)	14,260
Order Backlog	918	(918)	—
	$321,900	$(99,855)	$222,045

	December 31, 2015
		Accumulated
	Cost	Amortization	Net

Trade name	$1,531	$(1,372)	$159
Technology	130,200	(35,336)	94,864
Customer lists and relationships	105,864	(33,969)	71,895
Capitalized software and patents	11,406	(4,002)	7,404
Order Backlog	918	(918)	—
	$249,919	$(75,597)	$174,322

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Estimated future amortization expense of its intangible assets for the next five years is as follows:

Year ending December 31:
2016	$24,246
2017	45,004
2018	41,860
2019	34,549
2020	24,892
2021	13,059

9. Debt

Credit Facility

In September 2013, the Company entered into a Credit Agreement (the “Credit Facility”) with JP Morgan Chase Bank, N.A., as the administrative agent, Wells Fargo Bank, National Association, as the syndication agent and Capital One, National Association and KeyBank National Association, as co-documentation agents.  The Credit Facility, which can be used for general corporate purposes, is a $100 million unsecured revolving line of credit that matures on September 27, 2018.  The Company pays a commitment fee in the range of 25 to 35 basis points on the unused balance of the revolving credit facility under the Credit Agreement. Commitment fees totaled approximately $44 thousand and $88 thousand during the three months ended June 30, 2016 and 2015, respectively and $118 thousand and $151 thousand during the six months ended June 30, 2016 and 2015, respectively. Synchronoss has the right to request an increase in the aggregate principal amount of the Credit Facility to $150 million.

On March 1, 2016, the Company borrowed $50 million under the Credit Facility to fund acquisitions and capital asset purchases. Interest on the borrowing was based upon LIBOR plus a 225 basis point margin. On June 9, 2016, the Company repaid $3 million of the outstanding borrowings under the Credit Facility. Interest expense on the borrowings totaled $392 thousand and $523 thousand during the three and six months ended June 30, 2016, respectively. On July 7, 2016, the Company amended the Credit Facility. (See Note 12)

The Credit Facility is subject to certain financial covenants. As of June 30, 2016, the Company was in compliance with all required covenants.

Convertible Senior Notes

On August 12, 2014, the Company issued $230.0 million aggregate principal amount of its 0.75% Convertible Senior Notes due in 2019 (the “2019 Notes”). The 2019 Notes mature on August 15, 2019, and bear interest at a rate of 0.75% per annum payable semi-annually in arrears on February 15 and August 15 of each year. The Company accounted for the $230.0 million face value of the debt as a liability and capitalized approximately $7.1 million of financing fees, related to the issuance which are presented net of the face value of the Note on the balance sheet.

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

SYNCHRONOSS TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED

(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Holders of the 2019 Notes who convert their notes in connection with a qualifying fundamental change, as defined in the related indenture, may be entitled to a make-whole premium in the form of an increase in the conversion rate. Additionally, following the occurrence of a fundamental change, holders may require that the Company repurchase some or all of the 2019 Notes for cash at a repurchase price equal to 100% of the principal amount of the notes being repurchased, plus accrued and unpaid interest, if any. As of June 30, 2016, none of these conditions existed with respect to the 2019 Notes and as a result, the 2019 Notes are classified as long term.

The 2019 Notes are the Company’s direct senior unsecured obligations and rank equal in right of payment to all of the Company’s existing and future unsecured and unsubordinated indebtedness.

At June 30, 2016, the carrying amount of the liability was $225.6 million and the outstanding principal of the 2019 Notes was $230.0 million, with an effective interest rate of approximately 1.36%. The fair value of the 2019 Notes was $230.3 million at June 30, 2016. The fair value of the liability of the 2019 Notes was determined using a discounted cash flow model based on current market interest rates available to the Company. These inputs are corroborated by observable market data for similar liabilities and therefore classified within Level 2 of the fair-value hierarchy.

The interest expense of the Company’s 2019 Notes related to the contractual interest coupon was $432 thousand for the three months ended June 30, 2016 and 2015 and $863 thousand for the six months ended June 30, 2016 and 2015, respectively.

10. Restructuring

In March 2016, the Company initiated the preliminary phase of a work-force reduction as part of a corporate restructuring, with reductions occurring across all levels and departments within the Company. This measure was intended to reduce costs and to align the Company’s resources with its key strategic priorities.  As of June 30, 2016, there was $1.5 million of unpaid restructuring charges classified under accrued expenses on the balance sheet.

A summary of the Company’s restructuring accrual at June 30, 2016 and changes during the six months ended June 30, 2016, is presented below:

	Balance at			Balance at
	December 31, 2015	Charges	Payments	June 30, 2016
Employment termination costs	$—	$4,162	$(2,749)	$1,413
Facilities consolidation	54	—	(7)	47
Total	$54	$4,162	$(2,756)	$1,460

11. Income Taxes

The Company recognized approximately $3.4 million and $8.0 million in related income tax expense during the three months and six months ended June 30, 2016, respectively. The effective tax rate was approximately (86%) and (76%) for the three and six months ended June 30, 2016, which was higher than the U.S. federal statutory rate primarily due to the unfavorable impact of losses in foreign jurisdictions which have lower tax rates than the U.S., the unfavorable impact of the fair market value adjustment for the contingent consideration obligation related to the Razorsight earn-out and the recording of a non-cash income tax provision of $2.9 million in income tax expense to establish a valuation allowance. The Company considered all available evidence, including historical profitability and projections of future taxable income together with new evidence, both positive and negative, that could affect the view of the future realization of deferred tax assets. As a result of the assessment, $2.9 million in income tax expense was recorded related to a valuation allowance that reduced the deferred tax asset primarily related to the current net operating losses of certain foreign subsidiaries. The Company reviews the expected annual effective income tax rate and makes changes on a quarterly basis as necessary based on certain factors such as changes in forecasted annual operating income, changes to the actual and forecasted permanent book-to-tax differences, and changes resulting from the impact of tax law changes. The early adoption of ASU 2016-09 resulted in an increase in the effective tax rate for the three and six months ended June 30, 2016 of 13% and 9%, respectively.

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

13. Subsequent Events Review

On July 7, 2016, the Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association, as administrative agent (the “Administrative Agent”) and the several lenders party thereto (the “Credit Facility”). The Credit Facility, which will be used for general corporate purposes, is a $250 million unsecured revolving line of credit that matures on July 7, 2021, subject to terms and conditions set forth therein. Synchronoss has the right to request an increase in the aggregate principal amount of the Credit Facility to $350 million. Synchronoss has drawn down $44 million under the Credit Facility.

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

Our Synchronoss Enterprise solutions support an advanced mobility digital experience for businesses and consumers for accessing and protecting their information.  Our identity and access management platform helps consumers and business users to securely authenticate access to online websites to conduct e-commerce transactions or access important data. Our secure mobility platforms help users safely and securely store and share important data.  Our solutions are based on understanding assumptions on the behaviors of individuals through the capture of who they are, what they are doing and how, where and when they are doing it. This allows our platforms to help reduce fraud, improve cybersecurity detection/prevention and overall productivity. Our identity and access solution supports both consumers by allowing them to self-register and verify their identity, while providing non-intrusive multi-factor authentication and businesses the ability to be sure the correct person is doing the transaction.  The secure mobility solution combines the identity platform with a “bring your own device” (BYOD) platform that is based on a secure container for accessing data, applications, content and personal information management tools like email, calendar, messaging and notes.

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

Revenues

We generate a substantial portion of our revenues on a per-transaction or subscription basis, which is derived from contracts that extend up to 60 months from execution. For the three months ended June 30, 2016 and 2015, we derived approximately 70% and 73%, respectively, of our revenues from transactions processed and subscription arrangements.

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

Each of AT&T and Verizon accounted for more than 10% of our revenues for the three months ended June 30, 2016 and 2015. AT&T and Verizon in the aggregate accounted for 68% and 74% of our revenues for the three months ended June 30, 2016 and 2015, respectively. See “Risk Factors” for certain matters bearing risks on our future results of operations.

Current Trends Affecting Our Results of Operations

Growth in our service provider and enterprise solutions are being driven by the massive penetration and use of smart devices on a global basis. The following major trends drive our investment decisions in acquisitions and development of product and solutions:

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

Secure Mobility. As Enterprise looks to increase productivity, it turns to mobile. Yet it finds itself confronted with the serious logistical challenges of not only managing stringent security requirements, but also accommodating the personal devices of its employees as a lower cost and more employee friendly option. This trend of Bring Your Own Device (BYOD) is now prevalent enough that regulated industries are investigating new ways to merge Wall Street level regulated security and privacy with main stream usability standards of Facebook, Twitter, Slacker and other third party mobile services. Inherent in this challenge is managing multi factor authentication, policy driven credential management and fraud protection as employees move in and out of “work” selves and “Home” selves – or even in, out or between companies. In addition to be able to manage different personas,  the ability to create more productive work flows employing predictive analytics is taking on a higher value as a desirable function of a secure mobility platform. Synchronoss’ Secure Mobility platform enables Enterprise to pivot quickly into the regulated BYOD work and realize cost savings as well as productivity gains.

Messaging. Messaging as a medium is moving beyond standard email. Messaging is fast becoming an interface for commerce. With the emergence of messaging giants such as What’s App, Line, Facebook and others, companies are using advanced messaging to create commerce opportunities to give subscribers visibility to smart transactions within a very sticky, high frequency environment. Chat bots, operating on AI fueled from semantic analysis of messaging content are the latest entrants to create a “messaging user interface” that is linking subscribers and third parties together across multiple channels. Service providers are not adopting new messaging clients to compete with highly competitive and viral Over the Top players - instead they are adopting monetization techniques used by those players to extend subscriber information into third party applications and chat interfaces creating stickier commerce opportunities. Synchronoss Messaging is working closely with customers, especially in the Asia Pacific market, to evolve Service Provider messaging into a cloud-centric commerce offering utilizing personal cloud, identity management and other advanced messaging protocols that will open up new revenue streams and allow Operators to compete with OTT providers in new ways.

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

There were no significant changes in our critical accounting policies and estimates discussed in our Form 10-K during the six months ended June 30, 2016.  Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015 for a more complete discussion of our critical accounting policies and estimates.

Key Developments

On March 1, 2016, we acquired all outstanding shares of Openwave Messaging, Inc. for $124.5 million, net of working capital adjustments and liabilities assumed, comprised of $102.5 million paid in cash and $22 million paid in shares of our common stock, based upon the average market value of the common stock for the ten trading days prior to the acquisition date.

Openwave’s product portfolio includes its core complete messaging platform optimized for today’s most complex messaging requirements worldwide with a particular geographic strength in Asia Pacific. With this acquisition and combined with our current global footprint, we will have increased direct access to subscribers around the world for the Synchronoss Personal Cloud platform and bolster our go-to-market efforts internationally.

Results of Operations

Three months ended June 30, 2016 compared to the three months ended June 30, 2015

The following table presents an overview of our results of operations for the three months ended June 30, 2016 and 2015:

	Three Months Ended June 30,
	2016		2015		2016 vs 2015
	$	% of Revenue	$	% of Revenue	$ Change	% Change
	(in thousands)
Net revenues	$157,551	100.0%	$137,820	100.0%	$19,731	14.3%
Cost of services*	71,468	45.4%	54,920	39.8%	16,548	30.1%
Research and development	26,170	16.6%	22,462	16.3%	3,708	16.5%
Selling, general and administrative	30,618	19.4%	18,717	13.6%	11,901	63.6%
Net change in contingent consideration obligation	6,386	4.1%	—	—%	6,386	100.0%
Restructuring charges	1,191	0.8%	1,451	1.1%	(260)	(17.9)%
Depreciation and amortization	25,262	16.0%	16,632	12.1%	8,630	51.9%
Total costs and expenses	161,095	102.2%	114,182	82.8%	46,913	41.1%
(Loss) income from operations	$(3,544)	(2.2)%	$23,638	17.2%	$(27,182)	(115.0)%

*	Cost of services excludes depreciation and amortization which is shown separately.

Net revenues.  Net revenues increased $19.7 million to $157.6 million for the three months ended June 30, 2016, compared to the same period in 2015. Transaction and subscription revenues as a percentage of sales were 70% or $110.5 million for the three months ended June 30, 2016 compared to 73% or $100.3 million for the same period in 2015. The $10.2 million increase in transaction and subscription revenue is primarily driven by new subscription arrangements as a result of our expansion with new customers. Professional service and license revenues as a percentage of sales were 30% or $47.0 million for the three months ended June 30, 2016, compared to

27% or $37.5 million for the same period in 2015. The increase in professional services and license revenue is primarily due to new license agreements and expansion of services with our customers.

Net revenues related to Activation Solutions increased $273 thousand to $66.3 million for the three months ended June 30, 2016 compared to the same period in 2015. Net revenues related to Activation Solutions represented 42% for the three months ended June 30, 2016, compared to 48% for the same period in 2015. Net revenues related to our Cloud Solutions increased by $19.5 million to $91.3 million for the three months ended June 30, 2016 compared to the same period in 2015. The increase in our Cloud Service performance was a result of the expansion and enhancements in our cloud offerings. Net revenues related to our Cloud Solutions represented 58% for the three months ended June 30, 2016, compared to 52% for the same period in 2015.

Expenses

Cost of services.  Cost of services increased $16.5 million to $71.5 million for the three months ended June 30, 2016, compared to the same period in 2015, due primarily to increases in personnel and related costs, migration and integration of our acquired businesses. Personnel and related costs increased $4.3 million due to increased headcount from the Openwave acquisition and the launch of our Enterprise solution. Outside consulting expenses increased $7.5 million, of which $5.9 million related to our expanded programs, migration and integration costs associated with prior acquisitions and $1.5 million of costs related to the launch of our Enterprise solution. Facility costs increased by $4.2 million this was primarily driven by increased costs for service contracts due to the expansion of our operational footprint.

Research and development.  Research and development expense increased $3.7 million to $26.2 million for the three months ended June 30, 2016, compared to the same period in 2015 primarily due to an increase of $4.2 million in outside consultant expense which was driven by the launch of our Enterprise solution offset by a decrease in personnel and related costs due to the capitalization of qualified software costs.

Selling, general and administrative.    Selling, general and administrative expense increased $11.9 million to $30.6 million for the three months ended June 30, 2016, compared to the same period in 2015. The increase was driven by a $3.6 million increase in personnel and related costs and a $1.1 million increase in share based compensation, which were impacted by increased headcount due to the launch of our Enterprise solution and our Openwave acquisition. There was a $1.4 million increase in outside consultants, of which the most significant increase related to costs incurred for the launch of our Enterprise solution. Additionally, there was an increase in professional services of $1.4 million related to accounting and legal costs resulting from our acquisitions.  The remaining increases related to facility costs of $1.3 million and a $929 thousand increase in bad debt expense

Net change in contingent consideration obligation.  The net change in contingent consideration obligation resulted in a $6.4 million increase for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015, due to an increase in the probability of achieving the contractual milestones associated with the Razorsight earn-out. There was no contingent consideration balance for the three months ended June 30, 2015 due to the completion of all prior earn-out periods.

Restructuring charges. Restructuring charges were $1.2 million for the three months ended June 30, 2016, related to employment termination costs as a result of the work‑force reduction plan started in March 2016 to reduce costs and align our resources with our key strategic priorities.

Depreciation and amortization. Depreciation and amortization expense increased $8.6 million to $25.3 million for the three months ended June 30, 2016, compared to the same period in 2015. This was primarily related to the increase in depreciable fixed assets necessary for the continued expansion of our platforms and amortization of our newly acquired intangible assets related to our recent acquisitions.

Income (loss) from operations.  Income (loss) from operations decreased $27.2 million to a loss of $3.5 million for the three months ended June 30, 2016, compared to the same period in 2015. This was primarily due to increases in intangible asset amortization, contingent consideration and additional costs associated with our acquired operations.

Interest income.  Interest income increased $120 thousand to $591 thousand for the three months ended June 30, 2016, compared to the same period in 2015 due to an increase in our returns on our cash, cash equivalents and investment balances due to a change in our portfolio allocations.

Interest expense.  Interest expense increased $416 thousand to $1.8 million for the three months ended June 30, 2016, compared to the same period in 2015 due primarily to an increase of approximately $349 thousand related to the $50 million drawdown from the Credit Facility and an increase of approximately $108 thousand related to bond premium amortization.

Other income (expense), net. Other income (expense) increased $450 thousand to $865 thousand for the three months ended June 30, 2016, compared to the same period in 2015. Other income (expense) increased primarily due to foreign currency fluctuations.

Income tax.  We recognized approximately $3.4 million and $8.0 million in related income tax expenses during the three months ended June 30, 2016 and 2015, respectively. Our effective tax rate was approximately (86%) for the three months ended June 30, 2016, which was higher than our U.S. federal statutory rate primarily due to the unfavorable impact of losses in foreign jurisdictions which have lower tax rates than the U.S. and the unfavorable impact of the fair market value adjustment for the contingent consideration obligation related to the Razorsight earn-out.  Our effective tax rate was approximately 34% for the three months ended June 30, 2015, which was slightly lower than our U.S. federal statutory rate. We review the expected annual effective income tax rate and make changes on a quarterly basis as necessary based on certain factors such as changes in forecasted annual operating income, changes to the actual and forecasted permanent book-to-tax differences, and changes resulting from the impact of tax law changes.

Six months ended June 30, 2016 compared to the six months ended June 30, 2015

	Six Months Ended June 30,
	2016		2015		2016 vs 2015
	$	% of Revenue	$	% of Revenue	$ Change	% Change
	(in thousands)
Net revenues	$300,237	100.0%	$270,746	100.0%	$29,491	10.9%
Cost of services*	139,774	46.6%	108,575	40.1%	31,199	28.7%
Research and development	50,267	16.7%	44,486	16.4%	5,781	13.0%
Selling, general and administrative	58,199	19.4%	39,600	14.6%	18,599	47.0%
Net change in contingent consideration obligation	6,727	2.2%	—	—%	6,727	100.0%
Restructuring charges	4,162	1.4%	4,691	1.7%	(529)	(11.3)%
Depreciation and amortization	49,317	16.4%	31,467	11.6%	17,850	56.7%
Total costs and expenses	308,446	102.7%	228,819	84.5%	79,627	34.8%
(Loss) income from operations	$(8,209)	(2.7)%	$41,927	15.5%	$(50,136)	(119.6)%

*	Cost of services excludes depreciation and amortization which is shown separately.

Net revenues.  Net revenues increased $29.5 million to $300.2 million for the six months ended June 30, 2016, compared to the same period in 2015. The increase in transaction and subscription revenue is primarily driven by new subscription arrangements as a result of our expansion with new customers. Transaction and subscription revenues as a percentage of sales were 71% or $213.8 million for the six months ended June 30, 2016 compared to 73% or $196.6 million for the same period in 2015.  Professional service and license revenues as a percentage of sales were 29% or $86.4 million for the six months ended June 30, 2016, compared to 27% or $74.1 million for the same period in 2015. The increase in professional services and license revenue is primarily due to new license agreements and expansion of services with our customers.

Net revenues related to Activation Services decreased $281 thousand to $127.5 million for the six months ended June 30, 2016, compared to the same period in 2015. Net revenues related to Activation Services represented 42% for the six months ended June 30, 2016, compared to 47% for the same period in 2015. Net revenues related to our Cloud Services increased by $29.8 million to $172.8 million of our revenues for the six months ended June 30, 2016 compared to the same period in 2015.  The increase in our Cloud Service performance was a result of an increased customer base and continued adoption of our cloud offerings. Net revenues related to our Cloud Services represented 58% for the six months ended June 30, 2016, compared to 53% for the same period in 2015.

Expenses

Cost of services.  Cost of services increased $31.2 million to $139.8 million for the six months ended June 30, 2016, compared to the same period in 2015, due primarily to increases in personnel and related costs, migration and integration of our acquired businesses. Personnel and related costs increased $5 million due to increased headcount from the Openwave acquisition and the launch of our

Enterprise solution. Outside consulting expenses increased $10.2 million, of which $4.2 million of costs related to the launch of our Enterprise solution and an additional $6 million related to our expanded programs, migration and integration costs associated with prior acquisitions. Facility costs increased by $12.8 million this was primarily driven by increased costs for service contracts due to the expansion of our operational footprint.

Research and development.  Research and development expense increased $5.8 million to $50.3 million for the six months ended June 30, 2016, compared to the same period in 2015 primarily due to an increase of $8 million in outside consultant expense which was mostly driven by the launch of our Enterprise solution offset by a $1.9 million decrease in personnel and related costs due to the capitalization of qualified software costs.

Selling, general and administrative.  Selling, general and administrative expense increased $18.6 million to $58.2 million for the six months ended June 30, 2016, compared to the same period in 2015. The increase was driven by a $7.3 million increase in personnel and related costs and a $1.9 million increase in share based compensation, which were driven by additional headcount due to the launch of our Enterprise solution and our Openwave acquisition. There was a $3.5 million increase in outside consultants, of which the most significant increase related to costs incurred for the launch of our Enterprise solution and an incremental $2 million from our acquisition related activities. The remaining increases related to facility costs of $1.5 million and a $772 thousand increase in bad debt expense.

Net change in contingent consideration obligation.  The net change in contingent consideration obligation resulted in a $6.7 million increase for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015, due to an increase in the probability of achieving the contractual milestones associated with the Razorsight earn-out. There was no contingent consideration for the six months ended June 30, 2015 due to the completion of all prior earn-out periods.

Restructuring charges. Restructuring charges were $4.2 million for the six months ended June 30, 2016, related to employment termination costs as a result of the work‑force reduction plan started in March 2016 to reduce costs and align our resources with our key strategic priorities.

Depreciation and amortization. Depreciation and amortization expense increased $17.9 million to $49.3 million for the six months ended June 30, 2016, compared to the same period in 2015, primarily related to the increase in depreciable fixed assets necessary for the continued expansion of our platforms and amortization of our newly acquired intangible assets related to our recent acquisitions.

Income (loss) from operations.  Income (loss) from operations decreased $50.1 million to a loss of $8.2 million for the six months ended June 30, 2016, compared to the same period in 2015. This was primarily due to increases in intangible asset amortization, contingent consideration and additional costs associated with our acquired operations.

Interest income.  Interest income increased $284 thousand to $1.2 million for the six months ended June 30, 2016, compared to the same period in 2015. Interest income increased primarily due to an increase in our returns on our cash, cash equivalents and investment balances due to a change in our portfolio allocations.

Interest expense.  Interest expense increased $650 thousand to $3.4 million for the six months ended June 30, 2016, compared to the same period in 2015 due to an increase of approximately $490 thousand related to the $50 million drawdown from the Credit Facility and approximately $207 thousand related to bond premium amortization.

Other income (expense), net.  Other income (expense) decreased $448 thousand to $19 thousand for the six months ended June 30, 2016, compared to the same period in 2015.  Other income (expense) increased primarily due to a prior year one time nonrecurring charges.

Income tax.  We recognized approximately $8.0 million and $14.8 million in related income tax expense during the six months ended June 30, 2016 and 2015, respectively.  Our effective tax rate was approximately (76%) for the six months ended June 30, 2016, which was higher than our U.S. federal statutory rate primarily due to the unfavorable impact of losses in foreign jurisdictions which have lower tax rates than the U.S., the unfavorable impact of the fair market value adjustment for the contingent consideration obligation related to the Razorsight earn-out and the recording of a non-cash income tax provision of $2.9 million in income tax expense to establish a valuation allowance. We considered all available evidence, including our historical profitability and projections of future taxable income together with new evidence, both positive and negative, that could affect the view of the future realization of deferred tax assets. As a result of our assessment, we recorded $2.9 million in income tax expense related to a valuation allowance that reduced the deferred tax asset primarily related to our current net operating loss. Our effective tax rate was approximately 37% for the six months ended June 30, 2015, which was higher than our U.S. federal statutory rate primarily due to the unfavorable impact of the fair market value adjustment for the contingent consideration obligation related to the Strumsoft earn-out offset by the favorable impact of profits in foreign jurisdictions, which have lower tax rates than the U.S.  We review the expected annual effective income tax rate and make changes on a quarterly basis as necessary based on certain factors such as changes in forecasted annual operating income, changes to the actual and forecasted permanent book-to-tax differences, and changes resulting from the impact of tax law changes.

Liquidity and Capital Resources

Our principal source of liquidity has been cash provided by operations and borrowings on our Credit Facility. Our cash, cash equivalents and marketable securities balance was $187.3 million at June 30, 2016, a decrease of $46.4 million as compared to the balance at December 31, 2015. This decrease was primarily due to our acquisition of Openwave, purchases of fixed assets and repurchases of outstanding common stock under the Board approved repurchase program. This was offset by borrowings under the Credit Facility and cash provided by operations.  We anticipate that our principal uses of cash in the future will be to fund the expansion of our business through both organic growth as well as possible acquisition activities and the expansion of our customer base internationally.  Uses of cash will also include facility and technology expansion, capital expenditures, and working capital.

At June 30, 2016, our non-U.S. subsidiaries held approximately $23.3 million of cash and cash equivalents that are available for use by all of our operations around the world. At this time, we believe the funds held by all non-U.S. subsidiaries, except those acquired as part of the Openwave acquisition, will be permanently reinvested outside of the U.S. However, if these funds were repatriated to the U.S. or used for U.S. operations, certain amounts could be subject to U.S. tax for the incremental amount in excess of the foreign tax paid. Due to the timing and circumstances of repatriation of such earnings, if any, it is not practical to determine the unrecognized deferred tax liability related to the amount.

Convertible Senior Notes

On August 12, 2014, we issued $230.0 million aggregate principal amount of 0.75% Convertible Senior Notes due in 2019 (the “2019 Notes”). The 2019 Notes mature on August 15, 2019, and bear interest at a rate of 0.75% per annum payable semi-annually in arrears on February 15 and August 15 of each year. We accounted for the $230 million face value of the debt as a liability and capitalized approximately $7.1 million of financing fees, related to the issuance. At June 30, 2016, the carrying amount of the liability was $225.6 million and the outstanding principal of the 2019 Notes was $230.0 million, with an effective interest rate of approximately 1.36%.

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

On March 1, 2016, we borrowed $50 million under the Credit Facility to fund acquisitions and capital asset purchases. On June 9, 2016, we repaid $3 million of the outstanding borrowings under the Credit Facility. Interest on the borrowing was based upon LIBOR plus a 225 basis point margin. Interest expense on the borrowings totaled $392 thousand during the three months ended June 30, 2016.

On July 7, 2016, we entered into an amended and restated Credit Agreement with Wells Fargo Bank, National Association, as administrative agent and the several lenders party to the Credit Facility, which will be used for general corporate purposes, is a $250 million unsecured revolving line of credit that matures on July 7, 2021, subject to terms and conditions set forth therein. We have the right to request an increase in the aggregate principal amount of the Credit Facility to $350 million. We have drawn down $44,000,000 under the Credit Facility.

The Credit Facility is subject to certain financial covenants. As of June 30, 2016, we were in compliance with all required covenants.

Share Repurchase Program

On February 4, 2016, we announced that our Board of Directors approved a share repurchase program under which we may repurchase up to $100 million of our outstanding common stock. We plan to make such purchases at prevailing prices over the next 12 to 18 months.

As of June 30, 2016, we repurchased approximately 1.3 million shares of our common stock for $40.0 million in connection with our existing share repurchase program.

Discussion of Cash Flows

Cash flows from operations. Net cash provided by operating activities for the six months ended June 30, 2016 was $74.2 million, as compared to $62.5 million provided for the same period in 2015. Cash flows from operations increased by approximately $11.7 million and was positively impacted by the increase in deferred revenues offset by decreases in non-cash items.

Cash flows from investing.  Net cash used in investing activities for the six months ended June 30, 2016 was $116.3 million, as compared to $114.1 million used for the same period in 2015. The increase was primarily due to the acquisition of Openwave Messaging, Inc.

Cash flows from financing.  Net cash provided by financing activities for the six months ended June 30, 2016 was $6.0 million, as compared to $9.1 million used by financing activities for the same period in 2015. The increase in net cash provided by financing activities for the six months ended June 30, 2016 of $15.1 million as compared to 2015 was primarily due to $50 million in borrowings on our Credit Facility and a decrease in the amount of taxes paid on withholding shares. This was offset by $3 million of repayments on our revolving line of credit, repurchases of common stock of $40 million and a $6.9 million decrease in the share-based compensation related proceeds.

We believe that our existing cash and cash equivalents, cash generated from our existing operations, our available credit facilities and other available sources of financing will be sufficient to fund our operations for the next twelve months based on our current business plan.

Effect of Inflation

Although inflation generally affects us by increasing our cost of labor and equipment, we do not believe that inflation has had any material effect on our results of operations for the six months ended June 30, 2016 or 2015.

Impact of Recently Issued Accounting Standards

In June 2016, the FASB issued ASU 2016-13 “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The amendments in this update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The ASU is effective for public companies in annual periods beginning after December 15, 2019, and interim periods within those years. Early adoption is permitted beginning after December 15, 2018 and interim periods within those years. Management is currently evaluating the impact of adoption on our condensed consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (ASU 2014-15). ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. This ASU provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. The amendments are effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on our condensed consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In March 2016, the FASB issued ASU 2016-08, “Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” which clarifies the guidance in determining revenue recognition as principal versus agent. In April 2016, the FASB issued ASU 2016-10, “Identifying Performance Obligations and Licensing,” which provides guidance in accounting for immaterial performance obligations and shipping and handling. In May 2016, the FASB issued ASU 2016-12, “Narrow-Scope Improvements and Practical Expedients” which provides clarification on assessing the collectability criterion, presentation of sales taxes, measurement date for noncash consideration and completed contracts at transition. This ASU also provides a practical expedient for contract modifications. The new standards are effective for public reporting companies for interim and annual periods beginning after December 15, 2017. Management is currently evaluating the effect that these ASUs will have on our consolidated financial statements and related disclosures. Management has not yet selected a transition method nor has it determined the effect of these standards on our ongoing financial reporting.

Impact of New Accounting Pronouncements

In March, 2016, the FASB released Accounting Standards Update (“ASU”) 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” The ASU includes multiple provisions intended to simplify various aspects of the accounting for share-based payments. While aimed at reducing the cost and complexity of the accounting for share-based payments, the amendments may significantly impact net income, earnings per share, and the statement of cash flows. The ASU is effective for public companies in annual periods beginning after December 15, 2016, and interim periods within those years. Management has elected to early adopt this standard in the second quarter ended June 30, 2016.

ASU 2016-09 eliminates the requirement to estimate and apply a forfeiture rate to reduce stock compensation expense during the vesting period and, instead, account for forfeitures as they occur. ASU 2016-09 requires that this change be adopted using the modified retrospective approach. As such we recorded a cumulative-effect adjustment of $959 thousand to adjust our retained earnings.

Under ASU 2016-09, excess tax benefits related to employee share-based payments are not reclassified from operating activities to financing activities in the statement of cash flows. We applied the effect of ASU 2016-09 to the presentation of excess tax benefits in the statement of cash flows, retrospectively. This change increased the net cash provided by operating activities and decreased net cash provided by financing activities by $3.9 million for the six months ended June 30, 2015.

Under ASU 2016-09, cash paid when withholding shares for tax withholding purposes are classified as a financing activity in the statement of cash flows. ASU 2016-09 requires that this change be adopted retrospectively. The presentation requirements for cash flows related to employee taxes paid for withheld shares increased the net cash provided by operating activities and decreased net cash provided by financing activities by $16.8 million for the six months ended June 30, 2015.

ASU 2016-09 eliminates additional paid in capital ("APIC") pools and requires excess tax benefits and tax deficiencies to be recorded in the income statement when the awards vest or are settled. The ASU requires that this change be adopted prospectively. We excluded the excess tax benefits from the assumed proceeds available to repurchase shares in the computation of our diluted earnings per share for the three months ended June 30, 2016. This increased the diluted weighted average common shares outstanding by 121,671 shares and 162,241 for the three and six months ended June 30, 2016, respectively.

ASU 2016-09 eliminates the requirement that excess tax benefits be realized (i.e., through a reduction in income taxes payable) before they can be recognized. Previously unrecognized deferred tax assets were recognized on a modified retrospective basis which resulted in a cumulative-effect adjustment to our retained earnings of $481 thousand.

Adoption of the new standard impacted our previously reported quarterly results as follows:

	Three Months Ended March 31, 2016,
	As reported	As adjusted
Income statement:
Provision for income taxes	$(3,965)	$(4,588)

Cash flows statement:
Net cash from operations	$37,731	$40,489
Net cash used in financing	35,253	32,495

Balance sheet:
Deferred tax liability	$23,096	$22,864
Additional paid-in capital	535,326	536,659
Retained earnings	194,012	192,911

Management adopted ASU 2015-03, “Interest- Imputation of Interest (subtopic 835-30); Simplifying the Presentation of Debt Issuance Costs, and ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associate with Line of Credit Arrangements, during the first quarter of 2016, concurrently. The adoption of these ASUs required the us to reclassify its deferred financing costs associated with its Convertible Senior Notes from other assets to long-term debt on a retrospective basis. Our consolidated balance sheets included deferred financing costs of $4.4 million and $5.1 million as of June 30, 2016 and December 31, 2015, respectively, which were reclassified from other assets to long-term debt. The debt issuance costs associated with the our Credit Facility continue to be presented in other assets on the condensed consolidated balance sheets.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2016 and December 31, 2015 that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our interests.

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

Interest Rate Risk

We are exposed to the risk of interest rate fluctuations on the interest income earned on our cash and cash equivalents. A hypothetical 100 basis point movement in interest rates applicable to our cash and cash equivalents outstanding at June 30, 2016 would increase interest income by less than $1.2 million on an annual basis.

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

Based on our outstanding borrowings at June 30, 2016, a one-percentage point change in interest rates would have affected interest expense on the debt by $470 thousand on an annualized basis.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2016.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of

June 30, 2016, the end of the period covered by this quarterly report, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in internal controls over financial reporting

On March 1, 2016, we completed our acquisition of Openwave Messaging, Inc. (“Openwave”). SEC guidance permits management to omit an assessment of an acquired business' internal control over financial reporting from management's assessment of internal control over financial reporting for a period not to exceed one year from the date of the acquisition. Accordingly, we have not assessed Openwaves’ internal control over financial reporting as of June 30, 2016.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information relating to our repurchase of common stock during the six months ended June 30, 2016

			Total Number	Approximate
			of Shares	Dollar Value of
	Total	Average	Purchased as	Shares That May
	Number of	Price	Part of Publicly	Yet Be Purchased
	Shares	Paid Per	Announced	Under the
Period	Purchased	Share	Program	Program

3/1/2016- 3/31/2016	552,500	$30.00	552,500	$83,419,170
4/1/2016- 4/30/2016	372,462	32.20	372,462	71,425,709
5/1/2016- 5/31/2016	297,174	33.75	297,174	61,394,736
6/1/2016- 6/30/2016	39,835	35.64	39,835	59,974,843

Total	1,261,971	$31.72	1,261,971	$59,974,843

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit No.	Description

3.2	Restated Certificate of Incorporation of the Registrant, incorporated by reference to Registrant’s Registration Statement on Form S-1 (Commission File No. 333-132080).

3.4	Amended and Restated Bylaws of the Registrant, incorporated by reference to Registrant’s Registration Statement on Form S-1 (Commission File No. 333-132080).

4.2	Form of the Registrant’s Common Stock certificate, incorporated by reference to Registrant’s Registration Statement on Form S-1 (Commission File No. 333-132080).

10.8	Amended and Restated Credit Agreement dated as of July 7, 2016 between the Registrant and Wells Fargo Bank, National Association, as Administrative Agent

10.8.1	Form of Indenture for Convertible Senior Notes, incorporated by reference to Registrants Form S-3 (Commission File No. 333-132080).

10.8.2	Third Amendment Lease Agreement between the Registrant and Triple Net Investments XXV, L.P. for the premises located at 1555 Spillman Drive, Bethlehem, Pennsylvania, dated as of May 9, 2016.

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

August 4, 2016