Form 10-Q
period 2016-09-30
SYNCHRONOSS TECHNOLOGIES INC
filed 2016-11-08
CIK 1131554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Shares outstanding of the Registrant’s common stock:

Class	Outstanding at October 31, 2016
Common stock, $0.0001 par value	45,326,842

SYNCHRONOSS TECHNOLOGIES, INC.
FORM 10-Q INDEX

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

SYNCHRONOSS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands)

	September 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$123,319	$147,634
Marketable securities	16,973	66,357
Accounts receivable, net of allowance for doubtful accounts of $1,123 and $3,029 at September 30, 2016 and December 31, 2015, respectively	217,307	143,692
Prepaid expenses and other assets	48,242	49,262
Total current assets	405,841	406,945
Marketable securities	3,968	19,635
Property and equipment, net	168,083	168,280
Goodwill	315,185	221,271
Intangible assets, net	215,666	174,322
Deferred tax assets	1,904	3,560
Other assets	14,082	16,215
Total assets	$1,124,729	$1,010,228

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$28,724	$26,038
Accrued expenses	54,066	45,819
Deferred revenues	26,106	8,323
Contingent consideration obligation	8,229	—
Short term debt	38,000	—
Total current liabilities	155,125	80,180
Lease financing obligation - long term	13,082	13,343
Contingent consideration obligation - long-term	—	930
Convertible debt	225,938	224,878
Deferred tax liability [1]	26,397	16,404
Other liabilities	20,399	3,227
Redeemable noncontrolling interest	52,616	61,452
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000 shares authorized, 0 shares issued and outstanding at September 30, 2016 and December 31, 2015	—	—
Common stock, $0.0001 par value; 100,000 shares authorized, 49,309 and 48,084 shares issued; 45,315 and 44,405 outstanding at September 30, 2016 and December 31, 2015, respectively	3	4
Treasury stock, at cost (3,994 and 3,679 shares at September 30, 2016 and December 31, 2015, respectively)	(95,183)	(65,651)
Additional paid-in capital [1]	561,992	512,802
Accumulated other comprehensive loss	(31,788)	(38,684)
Retained earnings [1]	196,148	201,343
Total stockholders’ equity	631,172	609,814
Total liabilities and stockholders’ equity	$1,124,729	$1,010,228

1See Note 2 for discussion of the adoption of ASU 2016-09.

See accompanying notes to consolidated financial statements.

SYNCHRONOSS TECHNOLOGIES, INC
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net revenues	$176,421	$150,874	$476,658	$421,620
Costs and expenses:
Cost of services*	77,230	63,438	217,004	172,013
Research and development	28,141	23,986	78,408	68,472
Selling, general and administrative	31,600	21,003	89,799	60,603
Net change in contingent consideration obligation	572	—	7,299	—
Restructuring charges	977	399	5,139	5,090
Depreciation and amortization	24,692	19,754	74,009	51,221
Total costs and expenses	163,212	128,580	471,658	357,399
Income from operations	13,209	22,294	5,000	64,221
Interest income	271	546	1,492	1,483
Interest expense	(1,596)	(1,448)	(5,006)	(4,208)
Other income (expense), net	(167)	(1,030)	(186)	(601)
Income before income tax expense	11,717	20,362	1,300	60,895
Income tax expense [1]	(6,884)	(10,717)	(14,853)	(25,535)
Net income (loss)	4,833	9,645	(13,553)	35,360
Net loss attributable to noncontrolling interests	(2,843)	—	(8,836)	—
Net income (loss) attributable to Synchronoss	$7,676	$9,645	$(4,717)	$35,360

Net income (loss) per common share attributable to Synchronoss:
Basic	$0.18	$0.23	$(0.11)	$0.84
Diluted	$0.16	$0.21	$(0.11)	$0.77
Weighted-average common shares outstanding:
Basic	43,560	42,491	43,488	42,077
Diluted	48,590	47,692	43,488	47,505

Comprehensive income attributable to Synchronoss	$10,768	$8,994	$2,179	$22,021
________________________________
*    Cost of services excludes depreciation and amortization which is shown separately.

1See Note 2 for discussion of the adoption of ASU 2016-09.

See accompanying notes to consolidated financial statements.

SYNCHRONOSS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2016	2015
Operating activities:		(As Adjusted)
Net (loss) income	$(13,553)	$35,360
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization expense	74,009	51,221
Amortization of debt issuance costs	1,197	1,125
Loss on disposals	(70)	—
Amortization of bond premium	1,214	1,261
Deferred income taxes	5,537	(11,772)
Non-cash interest on leased facility	763	694
Stock-based compensation	25,407	21,234
Contingent consideration obligation	7,299	(1,532)
Changes in operating assets and liabilities:
Accounts receivable, net of allowance for doubtful accounts	(72,871)	(40,442)
Prepaid expenses and other current assets [1]	5,315	8,020
Other assets	4,558	(670)
Accounts payable	(5,679)	106
Accrued expenses [1]	4,070	10,497
Other liabilities	(6,596)	(138)
Deferred revenues	25,884	1,610
Net cash provided by operating activities	56,484	76,574

Investing activities:
Purchases of fixed assets	(46,189)	(53,461)
Purchases of intangible assets	—	(1,200)
Purchases of marketable securities available-for-sale	(12,841)	(105,817)
Maturities of marketable securities available-for-sale	76,979	75,370
Businesses acquired, net of cash	(98,428)	(83,592)
Net cash used in investing activities	(80,479)	(168,700)

Financing activities:
Proceeds from the exercise of stock options	9,382	16,752
Taxes paid on withholding shares [1]	(7,176)	(15,472)
Payments on contingent consideration obligation	—	(4,468)
Debt issuance costs related to convertible notes	(1,346)	—
Borrowings on revolving line of credit	144,000	—
Repayment of revolving line of credit	(106,000)	—
Repurchases of common stock	(40,025)	—
Proceeds from the sale of treasury stock in connection with an employee stock purchase plan	2,183	1,902
Repayments of capital lease obligations	(2,933)	(1,772)
Net cash used in financing activities	(1,915)	(3,058)
Effect of exchange rate changes on cash	1,595	2,569
Net decrease in cash and cash equivalents	(24,315)	(92,615)
Cash and cash equivalents at beginning of period	147,634	235,967
Cash and cash equivalents at end of period	$123,319	$143,352

Supplemental disclosures of cash flow information:
Issuance of common stock in connection with Openwave acquisition	$22,000	$—
Cash paid for income taxes	$3,935	$24,052
Cash paid for interest	$1,636	$3,918

1See Note 2 for discussion of the adoption of ASU 2016-09.

 See accompanying notes to consolidated financial statements.

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

1. Description of Business

Synchronoss Technologies, Inc. (the “Company” or “Synchronoss”) is a leading innovator of cloud solutions, software-based activation, secure mobility, identity management and secure messaging for mobile carriers, enterprises, retailers and OEMs across the globe. Synchronoss’ software provides innovative service provider and enterprise solutions that drive billions of transactions on a wide range of connected devices across the world’s leading networks. The Company’s solutions include: activation and provisioning software for devices and services, cloud-based sync, backup, storage and content management capabilities, broadband connectivity solutions, analytics, white label messaging, identity/access management and secure mobility management that enable communications service providers (CSPs), cable operators/multi-services operators (MSOs) and original equipment manufacturers (OEMs) with embedded connectivity (e.g. smartphones, laptops, tablets and mobile Internet devices (MIDs), such as automobiles, wearables for personal health and wellness, and connected homes), multi-channel retailers, medium and large enterprises and their consumers as well as other customers to accelerate and monetize value-added services for secure and broadband networks and connected devices.

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

The Synchronoss Activation solution navigates the variety of complex back-end systems of CSPs to provide a best-in-class ordering system by orchestrating the workflow and consolidated automated customer care services. This allows CSPs using the Company’s platforms to realize the full benefits of their offerings. The platforms also support, among other automated transaction areas, credit card billing, inventory management, and trouble ticketing. In addition to this, the platform supports customer activation related transactions and other services which include managing access service requests, local service requests, local number portability, and directory listings.

The Synchronoss Personal Cloud™ solution seamlessly transfers content from an old device to a new device, syncs, backs up and connects consumer’s content from multiple smart devices to the Company’s cloud platform. This allows carrier customers to protect and manage their growing cache of personally generated, mobile content over long periods of time.

The Synchronoss Enterprise solutions support an advanced mobility digital experience for accessing and protecting business and consumer information. The Company’s identity and access management platform helps users to securely authenticate access to online websites to conduct e-commerce transactions or access important data. This allows the Company’s platforms to help reduce fraud, improve cybersecurity detection/prevention and overall productivity. The identity and access solution supports both consumers by allowing them to self-register and verify their identity, while providing non-intrusive multi-factor authentication and businesses the ability to be sure the correct person is doing the transaction.  The secure mobility platforms help users safely and securely store and share important data. The solutions are based on understanding assumptions on the behaviors of individuals through the capture of who they are, what they are doing and how, where and when they are doing it.  The secure mobility solution combines the identity platform with a “bring your own device” (BYOD) platform that is based on a secure container for accessing data, applications, content and personal information management tools like email, calendar, messaging and notes.

Synchronoss Messaging is a white label messaging platform for service providers and offers a full range of deployment options. The platform can be deployed fully integrated with on premise systems, through hybrid deployment support, for an optimal mix of technologies and existing investments, and full cloud deployment for both SaaS and hosted models. Synchronoss Messaging features a distributed systems management console (messaging security, administration console for user and domain provisioning and management, integration with Nagios for monitoring and alerts) with support for smartphones, tablets and connected devices (support for leading protocols including iCal, CalDAV, CardDAV, EAS, IMAP/IDLE), Native Mobile App for iOS and Android for mail, contacts, calendar and task management.

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Synchronoss’ products and platforms are designed to be carrier-grade, highly available, flexible and scalable to enable multiple converged communication services to be managed across multiple distribution channels including e-commerce, m-commerce, telesales, customer stores, indirect and other retail outlets. Synchronoss' offerings allow it to meet the rapidly changing and converging services and connected devices offered by the Company’s customers. The Company’s products, platforms and solutions enable its Enterprise customers to acquire, retain and service subscribers quickly, reliably and cost-effectively with white label and custom-branded solutions.  Customers can simplify the processes associated with managing the customer experience for procuring, activating, connecting, backing-up, synchronizing and enterprise-wide sharing/collaboration with connected devices and contents from these devices and associated services.  The extensibility, scalability, reliability and relevance of the Company’s platforms enable new revenue streams and retention opportunities for the Company’s customers through new subscriber acquisitions, sale of new devices, accessories and new value-added service offerings in the Cloud, while optimizing their cost of operations and enhancing customer experience. Synchronoss currently operates in and markets its solutions and services directly through its sales organizations in North America, Europe and Asia-Pacific.

2. Basis of Presentation and Consolidation

The condensed consolidated financial statements as of September 30, 2016 and for the three and nine months ended September 30, 2016 are unaudited, but in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results for the interim periods. They do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements and should be read in conjunction with the consolidated financial statements and notes in the Annual Report of Synchronoss Technologies, Inc. incorporated by reference in the Company's annual report on Form 10-K for the year ended December 31, 2015.

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

Recently Issued Accounting Standards

In August 2016, the Financial Account Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-15, “Statement of Cash Flows” (“ASU 2016-15). This new guidance will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017. ASU 2016-15 will require adoption on a retrospective basis unless it is impracticable to apply, in which case the Company would be required to apply the amendments prospectively as of the earliest date practicable. The Company is currently evaluating the impact of ASU 2016-15 on the condensed consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In March 2016, the FASB issued ASU 2016-08, “Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” which clarifies the guidance in determining revenue recognition as principal versus agent. In April 2016, the FASB issued ASU 2016-10, “Identifying Performance Obligations and Licensing,” which provides guidance in accounting for immaterial performance obligations and shipping and handling. In May 2016, the FASB issued ASU 2016-12, “Narrow-Scope Improvements and Practical Expedients” which provides clarification on assessing the collectability criterion, presentation of sales taxes, measurement date for non-cash consideration and completed contracts at transition. This ASU also provides a practical expedient for contract modifications. The new standards are effective for public reporting companies for interim and annual periods beginning after December 15, 2017. The Company is currently evaluating the effect that these ASUs will have on its condensed consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the full effect of these standards on its ongoing financial reporting.

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

ASU 2016-09 eliminates the requirement to estimate and apply a forfeiture rate to reduce stock compensation expense during the vesting period and, instead, account for forfeitures as they occur. ASU 2016-09 requires that this change be adopted using the modified retrospective approach. As such, the Company recorded a cumulative-effect adjustment of $1.0 million to adjust retained earnings.

Under ASU 2016-09, excess tax benefits related to employee share-based payments are not reclassified from operating activities to financing activities in the statement of cash flows. The Company applied the effect of ASU 2016-09 to the presentation of excess tax benefits in the statement of cash flows, retrospectively. This change increased the net cash provided by operating activities and decreased net cash provided by financing activities by $4.7 million for the nine months ended September 30, 2015.

Under ASU 2016-09, cash paid when withholding shares for tax withholding purposes are classified as a financing activity in the statement of cash flows. ASU 2016-09 requires that this change be adopted retrospectively. The presentation requirements for cash flows related to employee taxes paid for withheld shares increased the net cash provided by operating activities and decreased net cash provided by financing activities by $15.5 million for the nine months ended September 30, 2015.

ASU 2016-09 eliminates additional paid in capital ("APIC") pools and requires excess tax benefits and tax deficiencies to be recorded in the income statement when the awards vest or are settled. This decreased the effective tax rate for the three months ended September 30, 2016 by 2% and increased the effective tax rate by 51% for the nine months ended September 30, 2016. The ASU requires that this change be adopted prospectively. The Company excluded the excess tax benefits from the assumed proceeds available to repurchase shares in the computation of diluted earnings per share for the three months ended September 30, 2016. This increased the diluted weighted average common shares outstanding by 43,762 shares for the three months ended September 30, 2016 and decreased the diluted weighted average common shares outstanding by 121,041 for the nine months ended September 30, 2016.

ASU 2016-09 eliminates the requirement that excess tax benefits be realized (i.e., through a reduction in income taxes payable) before they can be recognized. Previously unrecognized deferred tax assets were recognized on a modified retrospective basis which resulted in a cumulative-effect adjustment to retained earnings of $0.5 million.

Adoption of the new standard impacted previously reported quarterly results as follows:

	Three Months Ended March 31, 2016,
	As reported	As adjusted
Income statement:
Provision for income taxes	$(3,965)	$(4,588)
Cash flows statement:
Net cash from operations	$37,731	$40,489
Net cash used in financing	(35,253)	(32,495)
Balance sheet:
Deferred tax liability	$23,096	$22,864
Additional paid-in capital	535,326	536,659
Retained earnings	194,012	192,911

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

The Company adopted ASU 2015-03, “Interest- Imputation of Interest (subtopic 835-30); Simplifying the Presentation of Debt Issuance Costs, and ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line of Credit Arrangements, during the first quarter of 2016, concurrently. The adoption of these ASUs required the Company to reclassify its deferred financing costs associated with its Convertible Senior Notes from other assets to long-term debt on a retrospective basis. The Company's consolidated balance sheets included deferred financing costs of $4.1 million and $5.1 million as of September 30, 2016 and December 31, 2015, respectively, which were reclassified from other assets to long-term debt. The debt issuance costs associated with the Company's Credit Facility and Amended Credit Facility continue to be presented in other assets on the condensed consolidated balance sheets.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator:
Net income (loss) attributable to Synchronoss	$7,676	$9,645	$(4,717)	$35,360
Income effect for interest on convertible debt, net of tax	323	377	—	1,366
Numerator for diluted EPS- Income to common stockholders after assumed conversions	$7,999	$10,022	$(4,717)	$36,726
Denominator:
Weighted average common shares outstanding — basic	43,560	42,491	43,488	42,077
Dilutive effect of:
Shares from assumed conversion of convertible debt	4,326	4,326	—	4,326
Options and unvested restricted shares	704	875	—	1,102
Weighted average common shares outstanding — diluted	48,590	47,692	43,488	47,505

Anti-dilutive stock options excluded:	1,084	745	—	434

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

The following is a summary of assets, liabilities and redeemable noncontrolling interest and their related classifications under the fair value hierarchy:

	September 30, 2016
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents (A)	$123,319	$123,319	$—	$—
Securities available-for-sale (B)	20,941	—	20,941	—
Total assets	$144,260	$123,319	$20,941	$—
Liabilities
Contingent consideration obligation	$8,229	$—	$—	$8,229
Total liabilities	$8,229	$—	$—	$8,229
Temporary Equity
Redeemable noncontrolling interest (C)	$52,616	$—	$—	$52,616
Total temporary equity	$52,616	$—	$—	$52,616

	December 31, 2015
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents (A)	$147,634	$147,634	$—	$—
Securities available-for-sale (B)	85,992	—	85,992	—
Total assets	$233,626	$147,634	$85,992	$—
Liabilities
Contingent consideration obligation	$930	$—	$—	$930
Total liabilities	$930	$—	$—	$930
Temporary Equity
Redeemable noncontrolling interest	$61,452	$—	$—	$61,452
Total temporary equity	$61,452	$—	$—	$61,452

(A)	Cash and cash equivalents includes money market funds.

(B)	Securities available-for-sale include municipal bonds, commercial papers, certificates of deposit, enhanced income money market fund and corporate bonds which are classified as marketable securities.

(C)	As of September 30, 2016, the carrying amount of the redeemable noncontrolling interest was greater than the fair value and accordingly no adjustment to the fair value was recorded.

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

The Company utilizes the market approach to measure fair value for its financial assets. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets. The Company's marketable securities investments classified as Level 2 primarily utilize broker quotes in a non-active market for valuation of these securities. No transfers of assets between Level 1, Level 2 and Level 3 of the fair value measurement hierarchy occurred during the nine months ended September 30, 2016.

Available-for-Sale Securities

At September 30, 2016 and December 31, 2015, the estimated fair value of investments classified as available for sale, are as follows:

	September 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Certificates of deposit	$450	$1	$—	$451
Corporate bonds	3,032	—	(31)	3,001
Municipal bonds	17,513	1	(25)	17,489
Total available-for-sale securities	$20,995	$2	$(56)	$20,941

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Certificates of deposit	$2,329	$—	$(5)	$2,324
Corporate bonds	39,986	—	(253)	39,733
Municipal bonds	38,564	11	(44)	38,531
Fixed Income Fund	5,593	—	(189)	5,404
Total available-for-sale securities	$86,472	$11	$(491)	$85,992

Unrealized gains and losses are reported as a component of accumulated other comprehensive income (loss) in stockholders' equity. The cost of securities sold is based on the specific identification method. The Company evaluates investments with unrealized losses to determine if the losses are other than temporary. The Company has determined that the gross unrealized losses as of September 30, 2016 and December 31, 2015 are temporary. In making this determination, the Company considered the financial condition, credit ratings and near-term prospects of the issuers, the underlying collateral of the investments, and the magnitude of the losses as compared to the cost and the length of time the investments have been in an unrealized loss position. Additionally, while the Company classifies the securities as available-for-sale, the Company does not currently intend to sell such investments and it is more likely than not to recover the carrying value prior to being required to sell such investments.

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

The unrealized losses and fair values of available-for-sale securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of September 30, 2016, are as follows:

	September 30, 2016
	Securities in unrealized loss position less than 12 months		Securities in unrealized loss position greater than 12 months		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Corporate bonds	$(31)	$3,001	$—	$—	$(31)	$3,001
Municipal bonds	(13)	15,585	(1)	689	(14)	16,274
	$(44)	$18,586	$(1)	$689	$(45)	$19,275

The unrealized losses and fair values of available-for-sale securities that have been in an unrealized loss position for a period of less than and greater than 12 months as of December 31, 2015, are as follows:

	December 31, 2015
	Securities in unrealized loss position less than 12 months		Securities in unrealized loss position greater than 12 months		Total
	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Certificates of deposit	$(5)	$2,324	—	$—	$(5)	$2,324
Corporate bonds	(253)	39,808	—	—	(253)	39,808
Municipal bonds	(43)	20,630	(1)	550	(44)	21,180
Fixed Income Fund	—	—	(189)	5,404	(189)	5,404
	$(301)	$62,762	$(190)	$5,954	$(491)	$68,716

Expected maturities of available-for-sale securities are as follows:

	September 30, 2016
	Amortized Cost	Fair Value
Due within one year	$17,019	$16,973
Due after 1 year through 5 years	3,976	3,968
Total available-for-sale securities	$20,995	$20,941

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

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

The changes in fair value of the Company’s Level 3 contingent consideration obligation during the nine months ended September 30, 2016 were as follows:

Balance at December 31, 2015	$930
Fair value adjustment to contingent consideration obligation included in net loss	7,299
Balance at September 30, 2016	$8,229

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

The Company recognizes changes in the redemption value immediately as they occur and adjusts the carrying value of the noncontrolling interest to the greater of the estimated redemption value, which approximates fair value, at the end of each reporting period or the initial carrying amount. As of September 30, 2016, the carrying amount of the redeemable noncontrolling interest was greater than the fair value and accordingly no adjustment to the fair value was recorded.

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

The changes in fair value of the Company’s Level 3 redeemable noncontrolling interests during the nine months ended September 30, 2016 were as follows:

Balance at December 31, 2015	$61,452
Fair value adjustment	—
Net loss attributable to redeemable noncontrolling interests	(8,836)
Balance at September 30, 2016	$52,616

5. Acquisition

Openwave Messaging, Inc. (“Openwave”)

On March 1, 2016, the Company acquired all outstanding shares of Openwave for $124.5 million, net of working capital adjustments and liabilities assumed, comprised of $102.5 million paid in cash and $22.0 million paid in shares of the Company’s common stock, based upon the average market value of the common stock for the ten trading days prior to the acquisition date.

Openwave’s product portfolio includes its core complete messaging platform optimized for today’s most complex messaging requirements worldwide with a particular geographic strength in Asia-Pacific. With this acquisition and combined with Synchronoss’ current global footprint, Synchronoss will have increased direct access to subscribers around the world for the Synchronoss Personal Cloud™ platform and bolster the Company’s go-to-market efforts internationally.

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

Acquisition-related costs recognized during the nine months ended September 30, 2016 and 2015 including transaction costs such as legal, accounting, valuation and other professional services, were $2.9 million and $1.0 million, respectively and are included in the selling, general and administrative expenses on the condensed consolidated statements of income.

6. Stockholders’ Equity

Stock-Based Compensation

The following table summarizes information about stock-based compensation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Stock options	$1,989	$2,221	$5,957	$6,361
Restricted stock awards	6,786	5,776	18,794	14,398
ESPP Plan	206	150	656	475
Total stock-based compensation before taxes	$8,981	$8,147	$25,407	$21,234
Tax benefit	$2,949	$2,570	$8,311	$6,701

The total stock-based compensation cost related to unvested equity awards as of September 30, 2016 was approximately $73.4 million. The expense is expected to be recognized over a weighted-average period of approximately 2.65 years.

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Stock Options

The Company uses the Black-Scholes option pricing model for determining the estimated fair value for stock options. The weighted-average assumptions used in the Black-Scholes option pricing model are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Expected stock price volatility	46%	46%	45%	48%
Risk-free interest rate	1.27%	1.27%	1.16%	1.26%
Expected life of options (in years)	3.98	3.98	4.00	4.00
Expected dividend yield	0%	0%	0%	0%
Weighted-average fair value (grant date) of the options	$15.53	$15.53	$11.08	$16.54

The following table summarizes information about stock options outstanding as of September 30, 2016:

Options	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2015	2,348	$31.04
Options Granted	862	30.85
Options Exercised	(432)	21.74
Options Cancelled	(169)	36.38
Outstanding at September 30, 2016	2,609	$32.17	4.76	$24,664
Vested at September 30, 2016	2,445	$32.08	4.68	$23,261
Exercisable at September 30, 2016	1,129	$29.97	3.08	$13,049

The below table summarizes additional information related to stock options:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Total intrinsic value for stock options exercised	$2,157	$3,597	$5,796	$15,141
Fair value of vested options	3,571	2,064	27,241	18,741

Awards of Restricted Stock and Performance Stock

A summary of the Company’s unvested restricted stock at September 30, 2016, and changes during the nine months ended September 30, 2016, is presented below:

Non-Vested Restricted Stock	Number of Awards	Weighted- Average Grant Date Fair Value
Non-vested at December 31, 2015	1,412	$36.80
Granted	907	33.90
Vested	(569)	35.68
Forfeited	(134)	38.85
Non-vested at September 30, 2016	1,616	$35.40

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Employee Stock Purchase Plan

On February 1, 2012, the Company established a ten year Employee Stock Purchase Plan (“ESPP” or “the Plan”) for certain eligible employees. The Plan is to be administered by the Company’s Board of Directors. The total number of shares available for purchase under the Plan is 500 thousand shares of the Company’s Common Stock. Employees participate over a six month period through payroll withholdings and may purchase, at the end of the six month period, the Company’s Common Stock at the lower of 85% of the fair market value on the first day of the offering period or the fair market value on the purchase date. No participant will be granted a right to purchase Common Stock under the Plan if such participant would own more than 5% of the total combined voting power of the Company. In addition, no participant may purchase more than a thousand shares of Common Stock within any purchase period or with a value greater than $25 thousand in any calendar year.

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

As of September 30, 2016, a total of 1.3 million shares have been purchased under the program for an aggregate purchase price of $40 million. The Company classifies Common Stock repurchased as Treasury Stock on its balance sheet.

7. Accumulated Other Comprehensive Income (Loss)

Comprehensive income (loss) was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss) attributable to Synchronoss	$7,676	$9,645	$(4,717)	$35,360
Translation adjustments	2,645	(971)	6,089	(11,681)
Unrealized gain on securities, (net of tax)	147	255	145	389
Net income (loss) on intra-entity foreign currency transactions, (net of tax)	300	65	662	(2,047)
Total comprehensive income attributable to Synchronoss	$10,768	$8,994	$2,179	$22,021

The changes in accumulated other comprehensive income (loss) during the nine months ended September 30, 2016, are as follows:

	Foreign Currency	Unrealized (Loss) Income on Intra-Entity Foreign Currency Transactions	Unrealized Holding Gains (Losses) on Available-for-Sale Securities	Total
Balance at December 31, 2015	$(34,092)	$(4,292)	$(300)	$(38,684)
Other comprehensive income	6,089	809	305	7,203
Tax effect	—	(147)	(160)	(307)
Total comprehensive income	6,089	662	145	6,896
Balance at September 30, 2016	$(28,003)	$(3,630)	$(155)	$(31,788)

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

The changes in goodwill during the nine months ended September 30, 2016 are as follows:

Balance at December 31, 2015	$221,271
Acquisition	93,930
Reclassifications, adjustments and other	(3,033)
Translation adjustments	3,017
Balance at September 30, 2016	$315,185

The reclassification adjustment of $3.0 million is primarily related to a change in the Company’s deferred tax asset in connection with a pre-acquisition tax loss.

Other Intangible Assets

Intangible assets consist primarily of trade names, technology, and customer lists and relationships. These intangible assets are amortized on the straight‑line method over the estimated useful life. Amortization expense for the nine months ended September 30, 2016 and the year ended December 31, 2015 was $35.0 million and $28.6 million, respectively.

The Company’s intangible assets consist of the following:

	September 30, 2016
	Cost	Accumulated Amortization	Net
Trade name	$2,541	$(2,012)	$529
Technology	162,744	(55,546)	107,198
Customer lists and relationships	137,645	(47,901)	89,744
Capitalized software and patents	23,874	(5,679)	18,195
	$326,804	$(111,138)	$215,666

	December 31, 2015
	Cost	Accumulated Amortization	Net
Trade name	$1,531	$(1,372)	$159
Technology	130,200	(35,336)	94,864
Customer lists and relationships	105,864	(33,969)	71,895
Capitalized software and patents	11,406	(4,002)	7,404
	$249,001	$(74,679)	$174,322

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Estimated future amortization expense of its intangible assets for the next five years is as follows:

Year ending December 31,
2016	$12,079
2017	49,338
2018	46,218
2019	38,984
2020	25,302
2021	13,161
9. Debt

Credit Facility

In September 2013, the Company entered into a Credit Agreement (the “Credit Facility”) with JP Morgan Chase Bank, N.A., as the administrative agent, Wells Fargo Bank, National Association, as the syndication agent and Capital One, National Association and KeyBank National Association, as co-documentation agents.  The Credit Facility, which was used for general corporate purposes, was a $100 million unsecured revolving line of credit that matures on September 27, 2018.  The Company paid a commitment fee in the range of 25 to 35 basis points on the unused balance of the revolving credit facility under the Credit Agreement. Synchronoss had the right to request an increase in the aggregate principal amount of the Credit Facility to $150 million.

Interest on the borrowings were based upon LIBOR plus a 2.25 basis point margin. All outstanding balances under the Credit Facility were repaid on July 7, 2016 and the Credit Facility was terminated and replaced with the Amended Credit Facility.

Amended Credit Facility

On July 7, 2016, the Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association, as administrative agent (the “Administrative Agent”) and the several lenders party thereto (the “Amended Credit Facility”). The Amended Credit Facility, which will be used for general corporate purposes, is a $250 million unsecured revolving line of credit that matures on July 7, 2021, subject to terms and conditions set forth therein.  The Company pays a commitment fee in the range of 15 to 30 basis points on the unused balance of the revolving credit facility under the Credit Agreement. Synchronoss has the right to request an increase in the aggregate principal amount of the Amended Credit Facility to $350 million.

Interest on the borrowing was based upon LIBOR plus a 1.99 basis point margin. As of September 30, 2016, the Company had an outstanding balance of $38 million on the Amended Credit Facility.

The Amended Credit Facility is subject to certain financial covenants. As of September 30, 2016, the Company was in compliance with all required covenants.

Interest expense and commitment fees under the Credit Facility and the Amended Credit Facility were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Commitment fees	$154	$89	$272	$241
Interest expense	230	—	753	—

Convertible Senior Notes

On August 12, 2014, the Company issued $230.0 million aggregate principal amount of its 0.75% Convertible Senior Notes due in 2019 (the “2019 Notes”). The 2019 Notes mature on August 15, 2019, and bear interest at a rate of 0.75% per annum payable semi-annually in arrears on February 15 and August 15 of each year. The Company accounted for the $230.0 million face value of the debt as a liability and capitalized approximately $7.1 million of financing fees, related to the issuance which are presented net of the face value of the 2019 Notes on the balance sheet.

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

Holders of the 2019 Notes who convert their notes in connection with a qualifying fundamental change, as defined in the related indenture, may be entitled to a make-whole premium in the form of an increase in the conversion rate. Additionally, following the occurrence of a fundamental change, holders may require that the Company repurchase some or all of the 2019 Notes for cash at a repurchase price equal to 100% of the principal amount of the notes being repurchased, plus accrued and unpaid interest, if any. As of September 30, 2016, none of these conditions existed with respect to the 2019 Notes and as a result, the 2019 Notes are classified as long term.

The 2019 Notes are the Company’s direct senior unsecured obligations and rank equal in right of payment to all of the Company’s existing and future unsecured and unsubordinated indebtedness.

At September 30, 2016, the carrying amount of the liability was $225.9 million and the outstanding principal of the 2019 Notes was $230 million, with an effective interest rate of approximately 1.39%. The fair value of the 2019 Notes was $248.3 million at September 30, 2016. The fair value of the liability of the 2019 Notes was determined using a discounted cash flow model based on current market interest rates available to the Company. These inputs are corroborated by observable market data for similar liabilities and therefore classified within Level 2 of the fair-value hierarchy.

Interest expense for the Company’s 2019 Notes related to the contractual interest coupon was:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Contractual interest expense	$431	$431	$1,294	$1,293

10. Restructuring

In March 2016, the Company initiated the preliminary phase of a work-force reduction as part of a corporate restructuring, with reductions occurring across all levels and departments within the Company. This measure was intended to reduce costs and to align the Company’s resources with its key strategic priorities. As of September 30, 2016, there were $0.4 million of accrued restructuring charges on the balance sheet.

A summary of the Company’s restructuring accrual at September 30, 2016 and changes during the nine months ended September 30, 2016, is presented below:

	Balance at December 31, 2015	Charges	Payments	Balance at September 30, 2016
Employment termination costs	$—	$5,139	$(4,816)	$323
Facilities consolidation	54	—	(10)	44
Total	$54	$5,139	$(4,826)	$367

11. Income Taxes

The Company recognized approximately $6.9 million and $14.9 million in related income tax expense during the three and nine months ended September 30, 2016, respectively. The effective tax rate was approximately 59% and 1,143% for the three and nine months ended September 30, 2016, which was higher than the U.S. federal statutory rate primarily due to the unfavorable impact of losses in foreign jurisdictions which have lower tax rates than the U.S. as well as the unfavorable impact of the fair market value adjustment for the Razorsight contingent consideration. Additionally, the effective tax rate for the nine months ended September 30, 2016 was impacted by the recording of a non-cash income tax provision to establish a $2.9 million valuation allowance, which reduced the deferred tax asset related to the current net operating losses of certain foreign subsidiaries. The Company reviews the expected annual effective income tax rate and makes changes on a quarterly basis as necessary based on certain factors such as changes in forecasted annual operating income, changes to the actual and forecasted permanent book-to-tax differences, and changes resulting from the impact of tax law changes. The early adoption of ASU 2016-09 resulted in a decrease in the effective tax rate for the three months ended September 30, 2016 of 2% and an increase in the effective tax rate for the nine months ended September 30, 2016 of 51%.

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

The Company’s 2011 acquisition agreement with Miyowa SA provided that former shareholders of Miyowa SA would be eligible for earn-out payments, to the extent specified business milestones were achieved following the acquisition. In December 2013, Eurowebfund and Bakamar, two former shareholders of Miyowa SA, filed a complaint against the Company in the Commercial Court of Paris, France claiming that they are entitled to certain earn-out payments under the acquisition agreement. The Company was served with a copy of this complaint in January 2014. On December 3, 2015, the Court dismissed all claims in the complaint against the Company. On December 19, 2015, the former shareholders of Miyowa filed an appeal with the Court of Appeal of Paris, France, appealing the Court’s decision. Although the Company cannot predict the outcome of the appeal, or estimate any potential loss if the outcome is adverse, due to the inherent uncertainties of litigation, the Company believes the positions of Eurowebfund and Bakamar are without merit, and the Company intends to vigorously defend all claims brought by them.

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

13. Subsequent Events Review

The Company has evaluated all subsequent events through November 8, 2016.

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

Overview

We are a leading innovator of cloud solutions, software-based activation, secure mobility, identity management and secure messaging for mobile carriers, enterprises, retailers and OEMs across the globe. Our software provides innovative service provider and enterprise solutions that drive billions of transactions on a wide range of connected devices across the world’s leading networks. Our solutions include: activation and provisioning software for devices and services, cloud-based sync, backup, storage and content management capabilities, broadband connectivity solutions, analytics, white label messaging, identity/access management and secure mobility management that enable communications service providers (CSPs), cable operators/multi-services operators (MSOs) and original equipment manufacturers (OEMs) with embedded connectivity (e.g. smartphones, laptops, tablets and MIDs, such as automobiles, wearables for personal health and wellness, and connected homes), multi-channel retailers, medium and large enterprises and their consumers as well as other customers to accelerate and monetize value-added services for secure and broadband networks and connected devices.

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

Our Synchronoss Activation solution navigates the variety of complex back-end systems of CSPs to provide a best-in-class ordering system by orchestrating the workflow and consolidated automated customer care services. This allows CSPs using our platforms to realize the full benefits of their offerings. The platforms also support, among other automated transaction areas, credit card billing, inventory management, and trouble ticketing. In addition to this, the platform supports customer activation related transactions and other and other services which include managing access service requests, local service requests, local number portability, and directory listings.

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

Revenues

We generate a substantial portion of our revenues on a per-transaction or subscription basis, which is derived from contracts that extend up to 60 months from execution. For the three months ended September 30, 2016 and 2015, we derived approximately 66% and 73%, respectively, of our revenues from transactions processed and subscription arrangements.

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

Each of AT&T and Verizon accounted for more than 10% of our revenues for the three months ended September 30, 2016 and 2015. AT&T and Verizon in the aggregate accounted for 71% and 75% of our revenues for the three months ended September 30, 2016 and 2015, respectively. Our agreements with AT&T typically run three to five years and cover both a technology fee and exception handling services. We have a Master Services Agreement, with Statements of Work for each of the AT&T businesses which we support. Each of our agreements with Verizon typically have a similar duration, subject to a Master Services Agreement, with Statements of Work. See “Risk Factors” for certain matters bearing risks on our future results of operations.

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

Personal Cloud. Shorter carrier customer contracts and lease programs have resulted in faster device upgrade cycles by customers resulting in increased device order transactions and activations. With mobile devices becoming content rich and acting as a replacement for other traditional devices like PC’s, the ability to securely back up content from mobile devices, sync it with other devices and share it with others in their community of family, friends and business associates has become an essential need. The major Tier 1 carriers are also publicly discussing achieving 500% penetration (multiple connected devices per user) by enabling connectivity to non-traditional devices. Such devices include connected cars, health and wellness devices, and connected home. The need for these devices to be activated and managed and the contents from them to be stored in a common cloud are also expected to be drivers of our businesses in the long term. Synchronoss Cloud products such as Personal Cloud, Mobile Content Transfer, Backup & Transfer and Out of Box Experience (OOBE) are poised to respond to this trend with white label, secure and scalable products for mobile devices.

Secure Mobility. As Enterprise looks to increase productivity, it turns to mobile. Yet it finds itself confronted with the serious logistical challenges of not only managing stringent security requirements, but also accommodating the personal devices of its employees as a lower cost and more employee-friendly option. This trend of Bring Your Own Device (BYOD) is now prevalent enough that regulated industries are investigating new ways to merge Wall Street level regulated security and privacy with main stream usability standards of Facebook, Twitter, Slacker and other third party mobile services. Inherent in this challenge is managing multi-factor authentication, policy driven credential management and fraud protection as employees move in and out of “work” selves and “Home” selves – or even in, out or between companies. In addition to being able to manage different personas, the ability to create more productive work flows employing predictive analytics is taking on a higher value as a desirable function of a secure mobility platform. Our Secure Mobility platform enables Enterprise to pivot quickly into the regulated BYOD work environment and realize cost savings as well as productivity gains.

Messaging. Messaging as a medium is moving beyond standard email. Messaging is fast becoming an interface for commerce. With the emergence of messaging giants such as What’s App, Line, Facebook and others, companies are using advanced messaging to create commerce opportunities to give subscribers visibility to smart transactions within a very sticky, high frequency environment. Chat bots, operating on AI fueled from semantic analysis of messaging content are the latest entrants to create a “messaging user interface” that is linking subscribers and third parties together across multiple channels. Service providers are not adopting new messaging clients to compete with highly competitive and viral Over the Top (OTT) players. Instead they are adopting monetization techniques used by those players to extend subscriber information into third party applications and chat interfaces creating stickier commerce opportunities. We are working closely with customers, especially in the Asia Pacific market, to evolve Service Provider messaging into a cloud-centric commerce offering utilizing personal cloud, identity management and other advanced messaging protocols that will open up new revenue streams and allow Operators to compete with OTT providers in new ways.

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

There were no significant changes in our critical accounting policies and estimates discussed in our Form 10-K during the nine months ended September 30, 2016.  Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015 for a more complete discussion of our critical accounting policies and estimates.

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

Results of Operations

Three months ended September 30, 2016 compared to the three months ended September 30, 2015

The following table presents an overview of our results of operations for the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30,
	2016		2015		2016 vs 2015
	$	% of Revenue	$	% of Revenue	$ Change	% Change
	(in thousands)
Net revenues	$176,421	100%	$150,874	100%	$25,547	17%
Cost of services*	77,230	44%	63,438	42%	13,792	22%
Research and development	28,141	16%	23,986	16%	4,155	17%
Selling, general and administrative	31,600	18%	21,003	14%	10,597	50%
Net change in contingent consideration obligation	572	—%	—	—%	572	100%
Restructuring charges	977	1%	399	—%	578	145%
Depreciation and amortization	24,692	14%	19,754	13%	4,938	25%
Total costs and expenses	163,212	93%	128,580	85%	34,632	27%
Income from operations	$13,209	7%	$22,294	15%	$(9,085)	(41)%

*	Cost of services excludes depreciation and amortization which is shown separately.

Net revenues.  Net revenues increased $25.5 million to $176.4 million for the three months ended September 30, 2016, compared to the same period in 2015. Transaction and subscription revenues as a percentage of sales were 66% or $117.1 million for the three months ended September 30, 2016, compared to 73% or $109.4 million for the same period in 2015. The $7.7 million increase in transaction and subscription revenue is primarily driven by new subscription arrangements as a result of our expansion with new customers. Professional service and license revenues as a percentage of sales were 34% or $59.3 million for the three months ended September 30, 2016, compared to 27% or $41.5 million for the same period in 2015. The increase in professional services and license revenue is primarily due to new license agreements and expansion of services with our customers.

Net revenues related to Activation Solutions decreased $0.3 million to $74.5 million for the three months ended September 30, 2016, compared to the same period in 2015. Net revenues related to Activation Solutions represented 42% for the three months ended September 30, 2016, compared to 50% for the same period in 2015. Net revenues related to our Cloud Solutions increased by $25.8 million to $101.9 million for the three months ended September 30, 2016, compared to the same period in 2015. This increase in our Cloud Solutions performance was a result of new cloud offerings with existing customers as well as increased international sales. Net revenues related to our Cloud Solutions represented 58% for the three months ended September 30, 2016, compared to 50% for the same period in 2015.

Expenses

Cost of services.  Cost of services increased $13.8 million to $77.2 million for the three months ended September 30, 2016, compared to the same period in 2015, due primarily to increases in personnel and related costs, migration and integration of our acquired businesses. Personnel and related costs increased $5.0 million due to increased headcount from the Openwave acquisition and the launch of our Enterprise solution. Outside consulting expenses increased $5.7 million as a result of increased usage of third party exception handling vendors. Facility costs increased by $2.3 million which was primarily driven by increased costs for service contracts due to the expansion of our operational footprint.

Research and development.  Research and development expense increased $4.2 million to $28.1 million for the three months ended September 30, 2016, compared to the same period in 2015 primarily due to an increase of $2.9 million in outside consultant expense which was driven by the launch of our Enterprise solution.

Selling, general and administrative.   Selling, general and administrative expense increased $10.6 million to $31.6 million for the three months ended September 30, 2016, compared to the same period in 2015. The increase was driven by a $3.7 million increase in personnel and related costs which were impacted by increased headcount due to the launch of our Enterprise solution and our Openwave acquisition. There was an increase in professional services of $1.9 million related to accounting and legal costs resulting from our acquisitions and tax planning efforts.  The remaining increase related to a $2.5 million increase in bad debt expense.

Net change in contingent consideration obligation.  The net change in contingent consideration obligation was an increase of $0.6 million for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015. This was due to an increase in the probability of achieving the contractual milestones associated with the Razorsight earn-out. There was no contingent consideration balance for the three months ended September 30, 2015 due to the completion of all prior earn-out periods.

Restructuring charges. Restructuring charges were $1.0 million for the three months ended September 30, 2016, related to employment termination costs as a result of the work‑force reduction plan started in March 2016 to reduce costs and align our resources with our key strategic priorities.

Depreciation and amortization. Depreciation and amortization expense increased $4.9 million to $24.7 million for the three months ended September 30, 2016, compared to the same period in 2015. This was primarily related to the increase in depreciable assets necessary for the continued expansion of our platforms and amortization of our newly acquired intangible assets related to our recent acquisitions.

Interest income.  Interest income decreased $0.3 million to $0.3 million for the three months ended September 30, 2016, compared to the same period in 2015 due to a change in our portfolio allocations.

Interest expense.  Interest expense increased $0.1 million to $1.6 million for the three months ended September 30, 2016, compared to the same period in 2015.

Other income (expense), net. Other income (expense) increased $0.9 million to $0.2 million for the three months ended September 30, 2016, compared to the same period in 2015. Other income (expense) increased primarily due to a one-time $0.5 million benefit from the restructuring of specific facility leases.

Income tax.  We recognized approximately $6.9 million and $10.7 million in related income tax expenses during the three months ended September 30, 2016 and 2015, respectively. Our effective tax rate was approximately 59% for the three months ended September 30, 2016, which was higher than our U.S. federal statutory rate primarily due to the unfavorable impact of losses in foreign jurisdictions, which have lower tax rates than the U.S. and the unfavorable impact of the fair market value adjustment for the contingent consideration obligation related to the Razorsight earn-out. Our effective tax rate was approximately 53% for the three months ended September 30, 2015, which was higher than our U.S. federal statutory rate due to the unfavorable impact of losses in foreign jurisdictions, which have lower tax rates than the U.S. and the unfavorable impact of transaction costs related to the purchase of Razorsight, which are required to be capitalized for income tax purposes.

Nine months ended September 30, 2016 compared to the nine months ended September 30, 2015

The following table presents an overview of our results of operations for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
	2016		2015		2016 vs 2015
	$	% of Revenue	$	% of Revenue	$ Change	% Change
	(in thousands)
Net revenues	$476,658	100%	$421,620	100%	$55,038	13%
Cost of services*	217,004	46%	172,013	41%	44,991	26%
Research and development	78,408	16%	68,472	16%	9,936	15%
Selling, general and administrative	89,799	19%	60,603	14%	29,196	48%
Net change in contingent consideration obligation	7,299	2%	—	—%	7,299	100%
Restructuring charges	5,139	1%	5,090	1%	49	1%
Depreciation and amortization	74,009	16%	51,221	12%	22,788	44%
Total costs and expenses	471,658	99%	357,399	85%	114,259	32%
Income from operations	$5,000	1%	$64,221	15%	$(59,221)	(92)%

*	Cost of services excludes depreciation and amortization which is shown separately.

Net revenues.  Net revenues increased $55.0 million to $476.7 million for the nine months ended September 30, 2016, compared to the same period in 2015. Transaction and subscription revenues as a percentage of sales were 69% or $330.9 million for the nine months ended September 30, 2016 compared to 73% or $306.0 million for the same period in 2015. The increase in transaction and subscription revenue is primarily driven by new subscription arrangements as a result of our expansion with new customers.  Professional service and license revenues as a percentage of sales were 31% or $145.7 million for the nine months ended September 30, 2016, compared to 27% or $115.6 million for the same period in 2015. The increase in professional services and license revenue is primarily due to new license agreements and expansion of services with our customers.

Net revenues related to Activation Solutions decreased $0.6 million to $202.0 million for the nine months ended September 30, 2016, compared to the same period in 2015. Net revenues related to Activation Solutions represented 42% for the nine months ended September 30, 2016, compared to 48% for the same period in 2015. Net revenues related to our Cloud Solutions increased by $55.6 million to $274.7 million of our revenues for the nine months ended September 30, 2016 compared to the same period in 2015. The increase in our Cloud Solution performance was a result of new cloud offerings with new and existing customers. Net revenues related to our Cloud Solutions represented 58% for the nine months ended September 30, 2016, compared to 52% for the same period in 2015.

Expenses

Cost of services.  Cost of services increased $45.0 million to $217.0 million for the nine months ended September 30, 2016, compared to the same period in 2015, due primarily to increases in personnel and related costs, migration and integration of our acquired businesses. Personnel and related costs increased $11.0 million due to increased headcount from the Openwave acquisition and the launch of our Enterprise solution. Outside consulting expenses increased $15.3 million, of which $5.7 million of costs related to the launch of our Enterprise solution and increased usage of our third-party exception handling vendors. Facility costs increased by $16.3 million this was primarily driven by increased costs for service contracts due to the expansion of our operational footprint.

Research and development.  Research and development expense increased $9.9 million to $78.4 million for the nine months ended September 30, 2016, compared to the same period in 2015 primarily due to an increase of $11.1 million in outside consultant expense which was mostly driven by the launch of our Enterprise solution offset by a $1.1 million decrease in personnel and related costs due to the capitalization of qualified software costs.

Selling, general and administrative.  Selling, general and administrative expense increased $29.2 million to $89.8 million for the nine months ended September 30, 2016, compared to the same period in 2015. The increase was driven in part by a $13.3 million increase in personnel and related costs which were driven by additional headcount due to the launch of our Enterprise solution and our Openwave acquisition. There was also a $4.5 million increase in outside consultants, of which the most significant increase related to costs incurred for the launch of our Enterprise solution. The remaining increases included $2.5 million related to facilities and $3.3 million related to increases in bad debt expense.

Net change in contingent consideration obligation.  The net change in contingent consideration obligation was a $7.3 million increase for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. This was due to an increase in the probability of achieving the contractual milestones associated with the Razorsight earn-out. There was no contingent consideration for the nine months ended September 30, 2015 due to the completion of all prior earn-out periods.

Restructuring charges. Restructuring charges were $5.1 million for the nine months ended September 30, 2016, related to employment termination costs as a result of the work‑force reduction plan started in March 2016 to reduce costs and align our resources with our key strategic priorities.

Depreciation and amortization. Depreciation and amortization expense increased $22.8 million to $74.0 million for the nine months ended September 30, 2016, compared to the same period in 2015, primarily related to the increase in depreciable assets necessary for the continued expansion of our platforms and amortization of our newly acquired intangible assets related to our recent acquisitions.

Interest expense.  Interest expense increased $0.8 million to $5.0 million for the nine months ended September 30, 2016, compared to the same period in 2015 due to an increase of approximately $0.8 million related to the drawdown from the Amended Credit Facility.

Other income (expense), net.  Other income (expense) increased $0.4 million to $0.2 million for the nine months ended September 30, 2016, compared to the same period in 2015. Other income (expense) increased primarily due to a one-time $0.5 million benefit from the restructuring of specific facility leases.

Income tax.  We recognized approximately $14.9 million and $25.5 million in related income tax expense during the nine months ended September 30, 2016 and 2015, respectively. Our effective tax rate was approximately 1,143% for the nine months ended September 30, 2016, which was higher than our U.S. federal statutory rate primarily due to the unfavorable impact of losses in foreign jurisdictions, which have lower tax rates than the U.S., the unfavorable impact of the fair market value adjustment for the Razorsight contingent consideration obligation and the recording of a non-cash income tax provision to establish a valuation allowance. We considered all available evidence, including our historical profitability and projections of future taxable income together with new evidence, both positive and negative, that could affect the view of the future realization of deferred tax assets. As a result of our assessment, we recorded a $2.9 million valuation allowance which reduced the deferred tax asset related to our current net operating losses of certain foreign subsidiaries. Our effective tax rate was approximately 42% for the nine months ended September 30, 2015, which was higher than our U.S. federal statutory rate due to the unfavorable impact of losses in foreign jurisdictions We review the expected annual effective income tax rate and make changes on a quarterly basis as necessary based on certain factors such as changes in forecasted annual operating income, changes to the actual and forecasted permanent book-to-tax differences, and changes resulting from the impact of tax law changes.

Liquidity and Capital Resources

Our principal source of liquidity has been cash provided by operations and borrowings on our Credit Facility. Our cash, cash equivalents and marketable securities balance was $144.3 million at September 30, 2016, a decrease of $89.4 million as compared to the balance at December 31, 2015. This decrease was primarily due to our acquisition of Openwave, the unfavorable timing of collections, purchases of fixed assets and repurchases of outstanding common stock under the Board approved repurchase program. This was offset by borrowings under the Credit Facility and cash provided by operations. We anticipate that our principal uses of cash in the future will be to fund the expansion of our business through both organic growth as well as possible acquisition activities and the expansion of our customer base.  Uses of cash will also include facility and technology expansion, capital expenditures, and working capital.

At September 30, 2016, our non-U.S. subsidiaries held approximately $25.0 million of cash and cash equivalents that are available for use by all of our operations around the world. At this time, we believe the funds held by all non-U.S. subsidiaries, except those acquired as part of the Openwave acquisition, will be permanently reinvested outside of the U.S. However, if these funds were repatriated to the U.S. or used for U.S. operations, certain amounts could be subject to U.S. tax for the incremental amount in excess of the foreign tax paid. Due to the timing and circumstances of repatriation of such earnings, if any, it is not practical to determine the unrecognized deferred tax liability related to the amount.

Credit Facility

In September 2013, we entered into a Credit Agreement (the “Credit Facility”) with JP Morgan Chase Bank, N.A., as the administrative agent, Wells Fargo Bank, National Association, as the syndication agent and Capital One, National Association and KeyBank National Association, as co-documentation agents.  The Credit Facility, which was used for general corporate purposes, was a $100 million unsecured revolving line of credit that matures on September 27, 2018.  We paid a commitment fee in the range of 25 to 35 basis points on the unused balance of the revolving credit facility under the Credit Agreement. We had the right to request an increase in the aggregate principal amount of the Credit Facility to $150 million.

Interest on the borrowing were based upon LIBOR plus a 2.25 basis point margin. All outstanding balances under the Credit Facility were repaid on July 7, 2016 and the Credit Facility was terminated and replaced with the Amended Credit Facility.

 Amended Credit Facility

On July 7, 2016, we entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association, as administrative agent (the “Administrative Agent”) and the several lenders party thereto (the “Amended Credit Facility”). The Amended Credit Facility, which will be used for general corporate purposes, is a $250 million unsecured revolving line of credit that matures on July 7, 2021, subject to terms and conditions set forth therein.  We pay a commitment fee in the range of 15 to 30 basis points on the unused balance of the revolving credit facility under the Credit Agreement. We have the right to request an increase in the aggregate principal amount of the Amended Credit Facility to $350 million.

Interest on the borrowing was based upon LIBOR plus a 1.99 basis point margin. As of September 30, 2016, we have an outstanding balance of $38 million on our Amended Credit Facility.

The Amended Credit Facility is subject to certain financial covenants. As of September 30, 2016, we were in compliance with all required covenants.

 Convertible Senior Notes

On August 12, 2014, we issued $230.0 million aggregate principal amount of 0.75% Convertible Senior Notes due in 2019 (the “2019 Notes”). The 2019 Notes mature on August 15, 2019, and bear interest at a rate of 0.75% per annum payable semi-annually in arrears on February 15 and August 15 of each year. We accounted for the $230 million face value of the debt as a liability and capitalized approximately $7.1 million of financing fees, related to the issuance. At September 30, 2016, the carrying amount of the liability was $225.9 million and the outstanding principal of the 2019 Notes was $230.0 million, with an effective interest rate of approximately 1.39%.

Share Repurchase Program

On February 4, 2016, we announced that our Board of Directors approved a share repurchase program under which we may repurchase up to $100 million of our outstanding common stock. We plan to make such purchases at prevailing prices over the next 12 to 18 months.

As of September 30, 2016, we repurchased approximately 1.3 million shares of our common stock for $40.0 million in connection with our existing share repurchase program.

Discussion of Cash Flows

A summary of net cash flows follows (in thousands):

	Nine Months Ended September 30,
	2016	2015
Net cash provided by (used in):		(As adjusted)
Operating activities	$56,484	$76,574
Investing activities	(80,479)	(168,700)
Financing activities	(1,915)	(3,058)

Cash flows from operations. Net cash provided by operating activities for the nine months ended September 30, 2016 was $56.5 million, as compared to $76.6 million for the same period in 2015. Cash flows from operations decreased by approximately $20.1 million and was primarily impacted by the increased levels of net working capital, specifically, the unfavorable timing of collections.

Cash flows from investing.  Net cash used in investing activities for the nine months ended September 30, 2016 was $80.5 million, as compared to $168.7 million used for the same period in 2015. The decrease of approximately $88.2 million was primarily due to decreased purchases of marketable securities.

Cash flows from financing.  Net cash used in financing activities for the nine months ended September 30, 2016 was $1.9 million, as compared to $3.1 million used by financing activities for the same period in 2015. The decrease in net cash used in financing activities for the nine months ended September 30, 2016 of $1.1 million as compared to 2015 was primarily due to higher net borrowings of $38 million offset by share repurchases of $40 million.

We believe that our existing cash and cash equivalents, cash generated from our existing operations, our available credit facilities and other available sources of financing will be sufficient to fund our operations for the next twelve months based on our current business plans.

Effect of Inflation

Although inflation generally affects us by increasing our cost of labor and equipment, we do not believe that inflation has had any material effect on our results of operations for the nine months ended September 30, 2016 or 2015.

Impact of Recently Issued Accounting Standards

In August 2016, the Financial Account Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-15, “Statement of Cash Flows” (“ASU 2016-15). This new guidance will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017. ASU 2016-15 will require adoption on a retrospective basis unless it is impracticable to apply, in which case we would be required to apply the amendments prospectively as of the earliest date practicable. Management is currently evaluating the impact of ASU 2016-15 on our condensed consolidated financial statements.

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

Impact of New Accounting Pronouncements

In March, 2016, the FASB released Accounting Standards Update (“ASU”) 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” The ASU includes multiple provisions intended to simplify various aspects of the accounting for share-based payments. While aimed at reducing the cost and complexity of the accounting for share-based payments, the amendments may significantly impact net income, earnings per share, and the statement of cash flows. The ASU is effective for public companies in annual periods beginning after December 15, 2016, and interim periods within those years. Management elected to early adopt this standard in the second quarter ended June 30, 2016.

ASU 2016-09 eliminates the requirement to estimate and apply a forfeiture rate to reduce stock compensation expense during the vesting period and, instead, account for forfeitures as they occur. ASU 2016-09 requires that this change be adopted using the modified retrospective approach. As such, we recorded a cumulative-effect adjustment of $1.0 million to adjust our retained earnings.

Under ASU 2016-09, excess tax benefits related to employee share-based payments are not reclassified from operating activities to financing activities in the statement of cash flows. We applied the effect of ASU 2016-09 to the presentation of excess tax benefits in the statement of cash flows, retrospectively. This change increased the net cash provided by operating activities and decreased net cash provided by financing activities by $4.7 million for the nine months ended September 30, 2015.

Under ASU 2016-09, cash paid when withholding shares for tax withholding purposes are classified as a financing activity in the statement of cash flows. ASU 2016-09 requires that this change be adopted retrospectively. The presentation requirements for cash flows related to employee taxes paid for withheld shares increased the net cash provided by operating activities and decreased net cash provided by financing activities by $15.5 million for the nine months ended September 30, 2015.

ASU 2016-09 eliminates additional paid in capital ("APIC") pools and requires excess tax benefits and tax deficiencies to be recorded in the income statement when the awards vest or are settled. This decreased our effective tax rate for the three months ended September 30, 2016 by 2% and increased our effective tax rate by 51% for the nine months ended September 30, 2016. The ASU requires that this change be adopted prospectively. We excluded the excess tax benefits from the assumed proceeds available to repurchase shares in our computation of diluted earnings per share for the three months ended September 30, 2016. This increased our diluted weighted average common shares outstanding by 43,762 shares and decreased the diluted weighted average common shares outstanding by 121,041 for the three and nine months ended September 30, 2016, respectively.

ASU 2016-09 eliminates the requirement that excess tax benefits be realized (i.e., through a reduction in income taxes payable) before they can be recognized. Previously unrecognized deferred tax assets were recognized on a modified retrospective basis which resulted in a cumulative-effect adjustment to our retained earnings of $0.5 million.

Adoption of the new standard impacted our previously reported quarterly results as follows:

	Three Months Ended March 31, 2016,
	As reported	As adjusted
Income statement:
Provision for income taxes	$(3,965)	$(4,588)
Cash flows statement:
Net cash from operations	$37,731	$40,489
Net cash used in financing	(35,253)	(32,495)
Balance sheet:
Deferred tax liability	$23,096	$22,864
Additional paid-in capital	535,326	536,659
Retained earnings	194,012	192,911

Management adopted ASU 2015-03, “Interest- Imputation of Interest (subtopic 835-30); Simplifying the Presentation of Debt Issuance Costs, and ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associate with Line of Credit Arrangements, during the first quarter of 2016, concurrently. The adoption of these ASUs required us to reclassify the deferred financing costs associated with our Convertible Senior Notes from other assets to long-term debt on a retrospective basis. Our consolidated balance sheets included deferred financing costs of $4.1 million and $5.1 million as of September 30, 2016 and December 31, 2015, respectively, which were reclassified from other assets to long-term debt. The debt issuance costs associated with our Credit Facility and Amended Credit Facility continue to be presented in other assets on the condensed consolidated balance sheets.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2016 and December 31, 2015 that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our interests.

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

Foreign Currency Exchange Risk

We are exposed to translation risk because certain of our foreign operations utilize the local currency as their functional currency and those financial results must be translated into U.S dollars. As currency exchange rates fluctuate, translation of the financial statements of foreign businesses into U.S. dollars affects the comparability of financial results between years.

We do not hold any derivative instruments and do not engage in any hedging activities. Although our reporting currency is the U.S. dollar, we may conduct business and incur costs in the local currencies of other countries in which we may operate, make sales and buy materials and services. As a result, we are subject to currency translation risk. Further, changes in exchange rates between foreign currencies and the U.S. dollar could affect our future net sales, cost of sales and expenses and could result in exchange losses.

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

Interest Rate Risk

We are exposed to the risk of interest rate fluctuations on the interest income earned on our cash and cash equivalents. A hypothetical 100 basis point movement in interest rates applicable to our cash and cash equivalents outstanding at September 30, 2016 would increase interest income by less than $0.5 million on an annual basis.

Borrowings under our credit facility, are at variable rates of interest and expose us to interest rate risk. As such, our net income is sensitive to movements in interest rates. If interest rates increase, our debt obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income would decrease. Such increases in interest rates could have a material adverse effect on our cash flow and financial condition. We do not hold any derivative instruments and do not engage in any hedging activities to mitigate interest rate risk.

Based on our outstanding borrowings at September 30, 2016, a one-percentage point change in interest rates would have affected interest expense on the debt by $0.4 million on an annualized basis.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2016. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of September 30, 2016, the end of the period covered by this quarterly report, to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in internal controls over financial reporting

On March 1, 2016, we completed our acquisition of Openwave Messaging, Inc. (“Openwave”). SEC guidance permits management to omit an assessment of an acquired business' internal control over financial reporting from management's assessment of internal control over financial reporting for a period not to exceed one year from the date of the acquisition. Accordingly, we have not assessed Openwaves’ internal control over financial reporting as of September 30, 2016.

Excluding the Openwave acquisition, there were no changes in our internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our 2011 acquisition agreement with Miyowa SA provided that former shareholders of Miyowa SA would be eligible for earn-out payments to the extent specified business milestones were achieved following the acquisition. In December 2013, Eurowebfund and Bakamar, two former shareholders of Miyowa SA filed a complaint against us in the Commercial Court of Paris, France claiming that they are entitled to certain earn-out payments under the acquisition agreement. We were served with a copy of this complaint in January 2014. On December 3, 2015, the Court dismissed all claims in the complaint against us. On December 19, 2015, the former shareholders of Miyowa filed an appeal with the Court of Appeal of Paris, France, appealing the Court’s decision. Although we cannot predict the outcome of the appeal, or estimate any potential loss if the outcome is adverse, due to the inherent uncertainties of litigation, we believe the positions of Eurowebfund and Bakamar are without merit, and we intend to vigorously defend all claims brought by them.

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

November 8, 2016