Form 10-K
period 2017-12-31
SYNCHRONOSS TECHNOLOGIES INC
filed 2018-07-02
CIK 1131554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10‑K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933. Yes ☐  No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”). Yes ☐  No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐
 No ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☒
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,”and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non‑accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐  No ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant as of June 30, 2017, the last business day of the Registrant’s last completed second quarter, based upon the closing price of the common stock as reported by The Nasdaq Stock Market on such date was approximately $459.1 million. Shares of common stock held by each executive officer, director and stockholders known by the Registrant to own 10% or more of the outstanding stock based on public filings and other information known to the Registrant have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of June 5, 2018, a total of 42,171,671 shares of the Registrant’s common stock were outstanding. The exhibit index as required by Item 601(a) of Regulation S-K is included in Item 15 of Part IV of this report on Form 10-K.

SYNCHRONOSS TECHNOLOGIES, INC.
FORM 10-K
December 31, 2017

I

PART I
Explanatory Note

In connection with the preparation of the Company’s Form 10-Q for the first quarter of 2017, the Audit Committee of the Company’s Board of Directors (the “Audit Committee”) of Synchronoss Technologies, Inc. (“Synchronoss,” “we,” “our,” “ours,” “us,” or the “Company”), authorized an investigative review by independent counsel and a third-party forensic consulting firm acting at the direction of independent counsel (such Investigation, the “Audit Committee Investigation”). The Audit Committee Investigation addressed transactions requiring restatement, other areas of accounting, internals control over financial reporting and employee conduct.

On June 8, 2017, the Audit Committee, after consultation with management and discussion with Ernst & Young LLP, the Company’s independent registered public accounting firm, concluded that the Company’s previously issued financial statements for the fiscal years ended December 31, 2016 and 2015, and the respective quarterly periods should be restated and should no longer be relied upon. On October 5, 2017, the Audit Committee, after consultation with management and discussion with Ernst & Young LLP, concluded to restate our previously issued financial statements for the fiscal year ended December 31, 2014 to correct an accounting error and certain other prior period errors identified. Accordingly, our previously issued financial statements for the fiscal years ended December 31, 2016, 2015 and 2014, and the respective quarterly periods should no longer be relied upon.

This is the first period report filed by Synchronoss covering periods after December 31, 2016. This Annual Report on Form 10-K (“Form 10-K”) for the year ended December 31, 2017 includes restated audited financial statements (and related disclosures) for the fiscal years ended December 31, 2016 and 2015 and restated selected financial data for the fiscal years ended December 31, 2016, 2015, 2014 and 2013, as well as restated unaudited financial information for each of the quarterly and year-to-date periods in 2015 and 2016 and unaudited financial information for the first three quarterly and year-to-date periods in 2017. Financial information included in our previously filed Form 10-K and our Quarterly Reports on Form 10-Q (“Form 10-Q”) as filed for the fiscal years ended December 31, 2016 and 2015, and all earnings press releases and similar communications issued by us, for such periods, should not be relied upon and are superseded in their entirety by this Form 10-K. This Form 10-K amends and restates, in its entirety, our Form 10-K for the years ended December 31, 2016 and 2015. We are filing this Form 10-K concurrently with our Form 10-Q for the quarters ended March 31, 2017, June 30, 2017 and September 30, 2017, which were delayed due to the restatement.

Accordingly, this Form 10-K includes changes to: (1) our Consolidated Balance Sheet as of December 31, 2016, Consolidated Statements of Operations, Consolidated Statements of Comprehensive Income (Loss), Consolidated Statements of Stockholders’ Equity and Consolidated Statements of Cash Flows for each of the fiscal years ended December 31, 2016 and 2015; (2) our Selected Financial Data as of, and for our fiscal years ended, December 31, 2016, 2015, 2014 and 2013, in Part II, Item 6 of this Form 10-K; (3) our Management’s Discussion and Analysis of Financial Condition and Results of Operations, as of, and for our fiscal years ended December 31, 2016 and 2015, in Part II, Item 7 of this Form 10-K; (4) our unaudited quarterly financial information for each quarter for our fiscal years ended December 31, 2016 and 2015 in Note 19 - Summary of Quarterly Results of Operations (Unaudited) of the Notes to Consolidated Financial Statements, in Part II, Item 8 of this Form 10-K; (5) our Risk Factors, in Item 1A of this Form 10-K; and (6) our disclosures and conclusions regarding Controls and Procedures in Part II, Item 9A of this Form 10-K. See below and Note 2 - Restatement of Previously Issued Consolidated Financial Statements of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for a detailed discussion of the changes made as a result of the restatement.

The individual restatement matters that underlie the restatement adjustments are described below. The restatement adjustments also affect periods prior to 2015 and such adjustments have been reflected in the restated opening stockholders’ equity balances as of January 1, 2015.

Revenue Recognition Adjustments Related to Hosting Services

The Company typically sells hosting services to its subscription services customers, as well as to certain software license customers. As part of the Company’s review of its historical accounting, it has determined that adjustments are required related to certain transactions in each of these two categories of customers that purchase hosting services.

It was observed that in certain instances, the Company has historically entered into hosting arrangements that included various components to the fee structure with certain fees accelerated during the initial years of the arrangement. Historically, the Company recognized the accelerated fees as billed and maintenance and support fees were recognized on a straight-line basis through the term of the arrangement. However, the Company has determined to revise its accounting treatment for certain hosting services to reflect revenue recognition on a straight-line basis for such fees over the appropriate period of time during which (i) the benefits of hosting services were provided to the customer or (ii) the customer benefited from the set-up fees. The revised accounting treatment for the revenue recognition is reflected in the restated consolidated financial statements, whereby there has been a deferral of a portion of the accelerated fees out of the initial period of the arrangement, and recognition of those deferred amounts in the later periods of the hosting services arrangement.

In the case of certain perpetual software license customers, the Company historically recognized the perpetual software license fee revenue on an upfront basis. The Company has determined to revise its accounting treatment of that software license fee revenue to recognize it ratably over a period of time due to the inclusion of hosting services, as part of the same multiple element arrangement. In certain of these cases, the Company had entered into a separate hosting services contract with the customer that the Company has now determined should have been combined with the software license agreement and treated as part of a larger multiple element arrangement.

In accordance with the software revenue recognition rules, since the Company cannot establish vendor specific objective evidence of fair value of the hosting services, the software license element cannot be separated from the hosting services. The revised accounting treatment for the revenue recognition is reflected in the restated consolidated financial statements, whereby the bundled arrangement fees have been recognized ratably over the economic life of the hosting services.

Revenue Recognition Adjustments Related to Establishing Persuasive Evidence of an Arrangement

The Company historically has had, and continues to have, contractual arrangements with certain customers whereby there is an established master services agreement that includes general terms and conditions. Such master services agreements contemplate the delivery by the customer of purchasing documentation for purposes of completing orders, indicating the nature, price and quantity of products and services ordered.   In certain cases, the Company historically formed a view that persuasive evidence of an arrangement existed relating to such orders based upon its receipt from a customer of written confirmation of the order and commitment to pay the agreed price, such as a quote approval sent by the customer in response to a quote issued by the Company, but prior to that customer’s subsequent delivery to the Company an executed statement of work or, in some instances, a purchase order, pursuant to a master services agreement.

The Company has determined, in certain situations, to revise the timing of revenue recognition to when it received final formal contract documentation, which occurred in a future period. In those cases where the adjustment to defer revenue has been recorded prior to when cash payment was received from the customer, the balance sheet impact has been to reduce the related accounts receivable balance, whereas the balance sheet impact of these adjustments after the receipt of cash payment from the customer has been to increase accrued liabilities.

The Company also adjusted revenue recognition in connection with certain other transactions, including (i) where the payment obligation on the date of sale was found not to have been fixed and determinable; (ii) where collectibility was not reasonably assured; (iii) where the software delivered to the customer was ultimately deemed not to have met acceptance criteria; or (iv) where formal acceptance was not obtained. The Audit Committee Investigation discovered a few instances where there were additional arrangements entered into that were not properly disclosed to the Company’s accounting group and, consequently, its independent external auditors. Those instances affected a small percentage of the revenue being restated. Following such discovery, the Company’s management terminated for cause three employees who participated in, or condoned, such conduct.

In certain situations, these adjustments represent issues related to the timing of revenue recognition, while in other cases, these adjustments represent amounts that had subsequently been written-off to bad debt expense (whereby now both the revenue and the related bad debt expense has been reversed).

Adjustments Related to Accounting for Acquisitions and Divestiture

The Company has identified and corrected errors related to fees received under license agreements entered into with parties of certain historical acquisitions and a divestiture. In each case, the Company had originally treated the license agreement as a separate transaction and recorded the license fees on a gross basis as revenue. The Company has determined to revise its accounting treatment of the license arrangements, to record the license fees as part of the accounting for the acquisition or divestiture, as follows:

•
In certain cases, the Company entered into a license agreement as part of settling prior intellectual property infringement claims against an acquired entity and/or its selling parent company and affiliates. Historically, the Company had recognized these license fees separately as revenue. However, the Company has determined to net these license fees against the consideration paid as part of the acquisitions, resulting in a reduction of the goodwill and/or intangible assets recorded in purchase accounting.

•
The Company’s consolidated joint venture Zentry LLC (“Zentry”) and the Company’s partner in that joint venture entered into a license agreement in December 2015 at the same time as the formation of the joint venture. Historically, the Company recorded the license fees as revenue separately from the Zentry formation. The Company has determined to net these license fees against the cash contributions paid as part of the joint venture formation, resulting in a reduction of the goodwill and intangible assets recorded in purchase accounting.

•
The Company entered into a licensing agreement in December 2016 with Sequential Technology International, LLC (“STIN”) shortly after closing the divestiture of its activation business to Sequential Technology International Holdings, LLC (“STIH”). Historically, the Company recorded the license fees as revenue separately from the accounting for the divestiture. The Company has determined to classify these license fees as additional gain on sale of the activation exception handling business.

•
The Company made adjustments to reduce the contingent consideration payable to shareholders of Razorsight Corporation (“Razorsight”), which was acquired by the Company in August 2015, and the related losses previously recorded to adjust that liability to fair value, as a result of the determination that many of the sales of Razorsight software that had originally been included in the earn-out calculation have now been adjusted as part of the restatement.

•
The Company made adjustments to record the fair value of the Company’s guarantee of certain of STIN’s debt as part of the divestiture of its activation exception handling business to STIH in December 2016, to record the sellers note extended in the transaction at fair value, and to adjust certain receivables and other assets sold in the transaction.

•
The Company made certain adjustments to the opening balances of Openwave Messaging, Inc. (“Openwave”) and SNCR, LLC (“SNCR, LLC”); impacting deferred revenue, goodwill and intangibles. Adjustments in deferred revenue and intangibles were reported post-acquisition as revenues and costs were realized.

Other Adjustments and Capitalized Software

The Company also identified and corrected certain errors in the amounts reported as capitalized software development. These adjustments were primarily around (i) the recognition of impairment or immediate expensing of certain previously capitalized software development costs and (ii) revisions of amounts capitalized and the timing of when such capitalized costs are amortized. Adjustments pertaining to capitalized software development were driven primarily due to misalignment on the unit of account being measured in tracking project progress and ultimately general release as well as the appropriateness of the capitalization of certain administrative costs.

The Company also identified and corrected certain other errors, primarily due to timing of recognition of (i) stock-based compensation arrangements, (ii) accruals and reserves and (iii) impairment charges. Impairment charges were primarily due to long-lived asset impairments realized on SNCR, LLC assets, due to continued delays in product development and sales. Additionally, the Company identified certain prior year balance sheet classification adjustments requiring, the most significant of which, a reclassification between cash and restricted cash due to certain contractual restrictions on cash balances, and reclassifications between treasury stock and additional paid-in-capital due to share issuances from the Company’s common stock pool, rather than its treasury stock.

Income Taxes

The Company recorded adjustments to income taxes to reflect the impact of the restatement adjustments, as well as a discrete tax adjustment to record a valuation allowance at a specific foreign jurisdiction in an earlier year then the originally filed conclusion. See Note 17 - Income Taxes for discussion of the related impact to the Company’s effective tax rate.

Quarterly Financial Information (Unaudited)

The net effect of the restatement on the Company’s previously reported consolidated financial statements, as of the quarters ended March 31, June 30 and September 30, 2016 and 2015 (unaudited), are included in Note 19 - Summary of Quarterly Results of Operations (Unaudited). Form 10-Q’s for the quarters ended March 31, 2017, June 30, 2017, and September 30, 2017 will be filed with the SEC concurrently with this Form 10-K.

FORWARD-LOOKING STATEMENTS

The words “Synchronoss,” “we,” “our,” “ours,” “us” and the “Company,” refer to Synchronoss Technologies, Inc. and its consolidated subsidiaries. We were incorporated in Delaware in 2000. All statements in this Form 10-K that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding Synchronoss’ “expectations,” “beliefs,” “hopes,” “intentions,” “anticipates,” “seeks,” “strategies,” “plans,” “targets,” “estimations,” “outlook” or the like. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Past performance is not necessarily indicative of future results. Synchronoss cautions investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors. We encourage you to read Management’s Discussion and Analysis of our Financial Condition and Results of Operations and our consolidated financial statements contained in this Form 10-K. We also encourage you to read Item 1A of Part I of this Form 10-K, entitled Risk Factors, which contains a more complete discussion of the risks and uncertainties associated with our business. In addition to the risks described in Item 1A of this Form 10-K, other unknown or unpredictable factors also could affect our results. Therefore, the information in this Form 10-K should be read together with other reports and documents that we file with the Securities and Exchange Commission from time to time, including on Form 10-Q and Form 8-K, which may supplement, modify, supersede or update those risk factors. Synchronoss expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in Synchronoss’ expectations with regard thereto or any change in events, conditions, or circumstances on which any such statements are based.

This Form 10-K includes industry and market data that we obtained from periodic industry publications, third-party studies and surveys, filings of public companies in our industry and internal company surveys. These sources include government and industry sources. Industry publications and surveys generally state that the information contained therein has been obtained from sources believed to be reliable. Although we believe the industry and market data incorporated into this Form 10-K to be reliable, this information could prove to be inaccurate. Industry and market data could be wrong because of the method by which sources obtained their data and because information cannot always be verified with complete certainty due to the limits on the availability and reliability of raw data, the voluntary nature of the data gathering process and other limitations and uncertainties. In addition, we do not know all of the assumptions regarding general economic conditions or growth that were used in preparing the forecasts from the sources relied upon or cited herein.

ITEM 1.  BUSINESS

Intralinks Holdings, Inc.

On January 19, 2017, we acquired Intralinks Holdings, Inc. (“Intralinks”) and subsequently sold it to Siris Capital Group, LLC (“Siris”) on November 14, 2017. For additional information about our acquisition and sale of Intralinks, see Note 4 - Acquisitions of the Notes to Consolidated Financial Statements, in Part II, Item 8 of this Form 10-K.

Nasdaq Compliance

On May 16, 2017, we received notice from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that we were not in compliance with Nasdaq Listing Rule 5250(c)(1) (the “Rule”), which requires timely filing of periodic reports with the SEC, because we had not yet filed our Form 10-Q for the quarterly period ended March 31, 2017. The notice indicated that we had until July 17, 2017 to submit a plan to regain compliance with Nasdaq’s continued listing requirements. On July 17, 2017, we timely submitted our plan to Nasdaq detailing how we planned to regain compliance with Nasdaq’s continued listing requirements.

On July 26, 2017, the Nasdaq granted us an exception from its continued listing requirements until November 13, 2017 to file all delinquent periodic reports, including our delinquent Form 10-Q for the quarterly period ended March 31, 2017. In connection with our delinquency in filing our Form 10-Q for the quarterly period ended June 30, 2017, Nasdaq requested an update to our original plan to regain compliance with Nasdaq’s continued listing requirements.

On August 16, 2017, we received notice from the Nasdaq indicating that we were not in compliance with the Rule because we had not yet filed our Form 10-Q for the quarterly period ended June 30, 2017.

On November 15, 2017, we received a letter from the Staff of the Nasdaq notifying us that since we remain delinquent in filing our Form 10-Q for the quarterly periods ended March 31, 2017, June 30, 2017 and September 30, 2017, we had not regained compliance with the Rule. Previously, Nasdaq granted us an extension until November 13, 2017 to file all delinquent periodic reports. As described in the letter, as a result of the continued delinquency, our common stock was subject to being delisted unless we timely requested a hearing before a Nasdaq Hearings Panel (the “Panel”).

On December 6, 2017, the Company received a letter from the Nasdaq granting the Company’s request to extend the stay of suspension pending a hearing before the Panel, in late January 2018. In early February 2018, the Nasdaq granted us an extension until May 10, 2018 to regain compliance with Nasdaq’s listing requirements.

On May 4, 2018, the Company informed the Panel of its determination that it would be unable to satisfy the May 10, 2018 deadline. On May 11, 2018, the Company received a notification letter from the Panel indicating that trading in the Company’s common stock was suspended effective at the open of business on May 14, 2018. The Panel also determined to delist the Company’s shares from Nasdaq after applicable appeal periods have lapsed. The Company has appealed the decision to the Nasdaq Listing and Hearing Review Council. Trading in the Company’s common stock on Nasdaq remains suspended and Nasdaq will not delist the Company’s common stock during the appeal process. While the Company’s common stock is suspended from trading on Nasdaq, the Company’s shares are currently quoted on the OTC Markets under the trading symbol SNCR.

General

We are a global provider of cloud, digital, messaging and Internet of Things (“IoT”) platforms, products and solutions for operators, enterprises, original equipment manufacturers (“OEMs”) and technology providers. Through our customers, we help hundreds of millions of subscribers and customers worldwide make use of their connected devices driving billions of transactions across the world’s leading networks.

We deliver platforms, products and solutions including: cloud-based sync, backup, storage and content engagement; multi-channel messaging communications and commerce solutions and digital technology management solutions including activation, data orchestration and automation.

These technologies supply service enablement and service delivery to a diverse group of customers in a converging technology space including: communication service providers (“CSP”); cable operators/multi-services operators (“MSO”); OEMs with embedded connectivity (e.g. smartphones, laptops, tablets and mobile internet devices such as automobiles, wearables for personal health and wellness, connected homes and cities), multi-channel retailers, medium and large enterprises and their consumers as well as other customers to accelerate and monetize value-add services for secure and broadband networks and connected devices.

Our products and platforms are designed to be carrier-grade, highly available, flexible and scalable to enable multiple converged communication services to be managed across multiple distribution channels including e-commerce, m-commerce, telesales, customer stores, indirect and other retail outlets allowing us to meet the rapidly changing and converging services and connected devices offered by our customers. Our products, platforms and solutions enable our customers to acquire, retain and service subscribers quickly, reliably and cost-effectively with white label and custom-branded solutions. Our customers can simplify the processes associated with managing the customer experience for procuring, activating, connecting, backing-up, synchronizing and social media and enterprise-wide sharing/collaboration with connected devices and contents from these devices and associated services. The extensibility, scalability, reliability and relevance of our platforms enable new revenue streams and retention opportunities for our customers through new subscriber acquisitions, sale of new devices, accessories and new value-added service offerings in the Cloud, while optimizing their cost of operations and enhancing customer experience. We currently operate in and market our solutions and services directly through our sales organizations in North America, Europe and Asia-Pacific.

Our industry-leading customers include Tier 1 mobile service providers such as AT&T Inc., Verizon Wireless, Vodafone, Orange, Sprint and Telstra, Tier 1 cable operators/MSOs and wireline operators like AT&T Inc., Comcast, Cablevision, Charter, CenturyLink, Mediacom and Level 3 Communications and large OEMs such as Apple and Ericsson. These customers utilize our platforms, technology and services to service both consumer and business customers.

Our Synchronoss Personal Cloud™, Messaging and Digital, enterprise-facing platforms provide end-to-end seamless integration between customer-facing channels/applications, communication services, or devices and “back-office” infrastructure-related systems and processes. Our customers rely on our solutions and technology to automate the process of activation and content, communications and commerce management for their subscriber’s devices while delivering additional communication services.

Our Synchronoss Personal Cloud™ solution seamlessly transfers content from an old device to a new device, syncs, backups and connects consumer’s content from multiple smart devices to our cloud platform. This allows carrier customers to protect and manage their growing cache of personally generated, mobile content over long periods of time.

Our Synchronoss Digital Platform orchestrates the complex and different back-end systems of communication service providers to provide a best-in-class ordering system by orchestrating the workflow and consolidated automated ordering & fulfillment, customer care services, and various other tasks via tailored data calls to native infrastructure and data lakes which hold a vast amount of raw data in its native format until it is needed. This allows CSPs, enterprises and OEMs using our platforms to realize the full benefits of their offerings with less information technology (“IT”) investment, faster time to market and higher revenue. The platforms also support, among other automated transaction areas, credit card billing, inventory management, and trouble ticketing. In addition to this, the platform supports the physical transactions involved in customer activation and service such as managing access service requests, local service requests, local number portability, and directory listings.

Our Synchronoss Messaging solutions give CSP, MSO and enterprise customers in the telecommunications, media and technology (“TMT”) space a powerful, secure, white label messaging platform that enables peer to peer (“P2P”) messaging across different channels including email, internet protocol (“IP”) and rich communications services (“RCS”) powered chat as well as automated messaging across various channels of our customers’ business. Synchronoss Email powers hundreds of millions of mail boxes worldwide. Synchronoss Advanced Messaging platform enables advanced P2P capabilities via RCS and real time communications (“RTC”) technology standards across connected devices. Additionally, our Advanced Messaging platform enables commerce across messaging channels and third parties or Application to Person (“A2P”) dialogue. This capability enables our customers to enable third parties to dialogue and drive commerce to their subscribers and consumers.

Our Synchronoss IoT solutions feature unique deployments across our cloud, digital and messaging platforms, products and solutions to create device activations for emerging devices such as drones, connected automobiles and connected appliances, sensors, etc.; orchestration of back end and device data and the presentation of smart alerts in chat bots to create better management of IoT use cases in ecosystems such as smart cities and cloud storage and intelligent exchange of data from connected devices to IoT administrators.

Our Synchronoss Enterprise solutions secure an uncompromised digital experience for businesses and consumers through our identity and access management and secure mobility platforms. Our solutions are based on understanding the behaviors of individuals through the capture of who they are, what they are doing and how, where and when they are doing it, allowing our platform to conduct fine grain policy execution, fraud and cybersecurity detection/prevention and productivity. Our identity and access solution supports both consumers by allowing them to self-register and verify their identity, while providing non-intrusive multi-factor authentication and businesses the ability to be sure the correct person is doing the transaction. In 2017, The secure mobility solution combines the identity platform with a bring your own device (“BYOD”) platform that is based on a secure container for accessing data, applications, content and personal information management tools like email, calendar, messaging and notes.

Markets We Serve

Our platforms, products and solutions operate in a white label capacity suppling service enablement and delivery to a diverse range of customers who increasingly find themselves in a converging TMT, IoT and Enterprise markets.

Operators

CSPs and MSOs license and deploy white label implementations of our Synchronoss Cloud, Messaging and Digital platforms, products and solutions to their subscribers around the world. CSPs and MSOs market and re-sell the value-added services powered by our technology to their subscribers as part of stand-alone subscriptions, value-added bundles or use our technologies directly to enhance their digital offerings. CSPs and MSOs license Synchronoss Personal Cloud to enhance their value-added service offerings to subscribers who purchase and lease mobile devices and network connectivity - storing and syncing their user generated content (e.g., videos, photos, documents, contacts, music etc.). CSPs and MSOs license Synchronoss messaging to enable white label multichannel messaging services including email and advanced P2P and A2P transactions. CSPs and MSOs also license Synchronoss Digital platforms, products and solutions to activate devices on their networks, automate order fulfillment and payment and orchestrate legacy data to create better, more streamlined internal workflows, customer care and billing.

Telecommunications, Media and Technology

Enterprises in the converged TMT space license white label instantiations of Synchronoss Cloud, Messaging and Digital platforms, products and solutions to power new digital experiences for their consumers and subscribers. TMT companies use Synchronoss Digital platforms, products and solutions to create efficient new digital work flows and customer experiences that make use of Synchronoss activation, automation and data orchestration capabilities to stream line and personalize customer experiences across digital touch points such as mobile devices (e.g. apps, mobile internet, messaging, web) creating new ways to interface with their consumers and subscribers that lower cost, increase revenue and satisfaction. TMT companies use Synchronoss

Messaging platforms, products and solutions to engage in advanced, automated digital dialogue with their customers for self-care, commerce, service feedback and a host of other use cases.

Internet of Things

Companies in the TMT space as well as OEMs and technology suppliers use Synchronoss Cloud, Messaging and Digital platforms, products and solutions to enable consumer and machine to machine (“M2M”) experiences across new connected devices in the IoT market (e.g. smart homes, connected automobiles, wearable devices, smart appliances, smart cities, drones, etc.). Synchronoss Cloud platforms, products and solutions provides a single-source storage solution for connected devices that don’t have a native data storage solution. Synchronoss Messaging platforms, products and solutions enables dialogue between devices, nodes/sensors and end users of IoT transactions. Synchronoss Digital platforms, products and solutions provide data orchestration and transaction automation capabilities to enable more targeted and secure use of data across IoT devices, networks, nodes/sensors and human participants.

Enterprise

Enterprise companies license and deploy white label implementations of our Synchronoss Digital, Identity and Secure Mobility platforms to enable secure transactions and communications between enterprise employees, internal systems and secure, regulated documents. Our enterprise solutions validate the identity and authenticity of an enterprise participant in secure data rooms and enable them to conduct digital business with less friction and secure protocol increasing security, productivity and employee satisfaction simultaneously.

Synchronoss Platforms, Products and Solutions

Our platforms, products and solutions offer flexible, scalable, extensible and relevant solutions backed by service level agreements (“SLA’s”) and exception handling.

Our Synchronoss Personal Cloud™, Messaging, Digital and Enterprise platforms, products and solutions provide highly scalable automated on-demand, end-to-end order processing, transaction management, service provisioning, device activation, intelligent connectivity and content transfer, synchronization and social media, identity and access management, secure mobility management as well as enterprise-wide sharing/collaboration through multiple channels including e-commerce, m-commerce, telesales, enterprise, indirect, and retail outlets. Our technologies are designed to be flexible and scalable across a wide range of existing communication services and connected devices, while offering a best-in-class experience for our customers and supporting traditional and non-traditional devices. The extensible nature of our platforms enables our customers to rapidly respond to the ever changing and competitive nature of the telecommunications, enterprise and mobile marketplaces.

Our platforms, products and solutions manage transactions relating to a wide range of existing communications and digital content services across our customers. For example, we enable wireless providers to conduct business-to-consumer (“B2C”), business-to-business (“B2B”), enterprise and indirect channel (i.e.: resellers/dealers) transactions. The capabilities of our platforms are designed to provide our customers with the opportunity to improve operational performance and efficiencies, dynamically identify new revenue opportunities and rapidly deploy new services. They are also designed to provide customers the opportunity to improve performance and efficiencies for activation, content migration and connectivity management for connected devices.

Our various platforms are designed to be:

Carrier Grade: We design our platforms to handle high-volume transactions from carriers rapidly and efficiently, with virtually no down-time. Our platforms are also capable of simultaneously handling millions of device content related transactions on a daily basis to ensure that personal content on all subscriber devices stays fresh and synchronized with the Cloud.

Ease of Use: Our Platforms resolve complexity with back end data and system frameworks to create simple, easy use cases to end users and subscribers. Our Digital platform provides automation of device, product and service fulfillment - relieving manual work flows and providing economy of scale; it orchestrates data from various data and business silos to create new, elegant and powerful end user use cases that existing system frameworks cannot support. Our Messaging platform provides common onboarding for third party brands that allow them to create bots and other commerce instances and then manage them throughout the customer lifecycle. Our Cloud platform creates an easy cross platform sync and access to subscriber personal data.

Highly Automated:  We design our platforms to eliminate manual processes and to automate otherwise labor-intensive tasks, thus improving operating efficiencies and order accuracy and cost reduction. By tracking every order and identifying those that are not provisioned properly, our platforms are designed to substantially reduce the need for manual intervention and reduce unnecessary customer service center calls. The technology of our platforms automatically guides a customer's request for service through the entire series of required steps.

Predictable and Reliable:  We are committed to providing high-quality, dependable services to our customers. To ensure reliability, system uptime and other service offerings, our transaction management is guaranteed through SLAs. Our platforms offer a complete customer management solution, including exception handling, which we believe is one of the main factors that differentiates us from our competitors. In performing exception handling, our platforms recognize and isolate transaction orders that are not configured to specifications, process them in a timely manner and communicate these orders back to our customers, thereby improving efficiencies and reducing backlog. In the past couple years, if manual intervention is required, our exception handling services are performed through outsourced to centers located in Canada and the United States and, where applicable, to other cost-effective geographies. Additionally, our database is designed to preserve data integrity while ensuring fast, efficient, transaction-oriented data retrieval methods.

Seamless:  Our platforms integrate information across our customers' entire operation, including subscriber information, order information, delivery status, installation scheduling and content stored on the device to allow for the seamless activation and content transfer during the device purchase flow. Through our platforms, the device is automatically activated and consumer's content is available for use via the Cloud, ensuring continuity of service and reducing subscriber churn propensity. CSPs and multi-channel retailers can bundle additional applications during retail phone purchases, and also provide live updates to support new features and new devices. We have built our platforms using an open design with fully-documented software interfaces, commonly referred to as application programming interfaces (“API”). Our APIs enable our customers, strategic partners and other third parties to integrate our platforms with other software applications and to build best-in-class cloud-based applications incorporating third-party or customer-designed capabilities. Through our open design and alliance program, we believe we provide our customers with superior solutions that combine our technology with best-of-breed applications with the efficiency and cost-effectiveness of commercial, packaged interfaces.

Scalable:  Our platforms are designed to process expanding transaction volumes reliably and cost effectively. While our transaction volume has increased rapidly since our inception, we anticipate substantial future growth in transaction volumes, and we believe our platforms are capable of scaling their output commensurately, requiring principally routine computer hardware and software updates. Our synchronization and activation platforms routinely support our customers' transactions at the highest level of demands when needed with our current production deployments. We continue to see the number of transactions for connected devices, such as smartphones, mobile Internet devices (“MID”), laptops, tablets and wirelessly enabled consumer electronics such as cameras, tablets, e-readers, personal navigation devices, global positioning system (“GPS”) enabled devices, and other connected consumer electronics, to be one of the fastest growing transaction types across all our platforms, products and services. Our Synchronoss Personal Cloud platform is deployed across more than 95 million devices, managing 20 billion entities in the Cloud and performing more than 4 million synchronizations per day.

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

Secure: By leveraging our identity and access management capabilities consumers can self register their identity, be verified and credentialed and manage their profile in order to have the best customer experience possible. This solution also supports identity proofing and scoring in order to conduct fraud and cyber security detection and prevention.

Synchronoss Cloud

Synchronoss Cloud platforms, products and solutions are designed to create a seamless customer experience for Operator subscribers from device purchase, service onboarding and ongoing content management.

Personal Cloud

Our Synchronoss Personal Cloud™ platform is designed to deliver an operator-branded experience for subscribers to backup, restore, synchronize and share their personal content across smartphones, tablets, computers and other connected devices from anywhere at any time. A key element of our Synchronoss Personal Cloud™ platform is that it extends a carrier’s or OEM’s visibility and reaches into all aspects of a subscriber’s use of a connected device. It introduces the notion of Connect-Sync-Activate for all devices. Once connected, most users of mobile devices avail themselves of content synchronization from the Cloud using policies that are appropriate and applicable to each specific device. Our Synchronoss Personal Cloud™ platform is specifically designed to support connected devices, such as smartphones, MIDs, laptops, tablets and wirelessly enabled consumer electronics such as wearables for health and wellness, cameras, tablets, e-readers, personal navigation devices, and GPS enabled devices, as well as connected automobiles. Our Synchronoss Personal Cloud™ solution features products that facilitate the transfer of mobile content from one smart device to another and the sync, backup, storage, content management and content engagement features for mobile content.

Our Synchronoss Personal Cloud™ platform is linked to a family of clients designed to enable a persistent relationship between a subscriber and their content across devices and time. Our platform supports clients and data backup across major operating systems including: iPhone operating system (“iOS”), Android, Windows and works with mobile smart devices, tablets and PCs/Web. Our platform and clients also support the backup, sync, upload and download of data classes including photos, videos, music, messages, documents, contacts and call logs. Our clients may also feature interactive features intended to stimulate daily use of the product such as Groups Spaces, smart push notifications, advanced sharing capabilities, smart album creation with more being added over time. Our Synchronoss Personal Cloud™ platform and clients may also integrate with select third party providers to co-opt features that drive third party application and service engagement which is designed to provide future monetization opportunities to third parties and carriers.

Mobile Content Transfer

Our Synchronoss Mobile Content Transfer™ solution is an easy to use product whose client enables a secure, peer-to-peer, wireless transfer of content from one mobile smart device to another in a carrier retail location or at home/work, etc. Our solution supports secure mobile content transfer across major operating systems including iOS, Android and Windows. Our Synchronoss Mobile Content Transfer™ solution can transfer select data classes that may include photos, videos, music, messages, documents, contacts and call logs, across operating systems with varying degrees of support in accordance with the openness of the platform.

Backup & Transfer

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

Out of Box Experience (“OOBE”)

Synchronoss OOBE is an integrated solution to allow Operators to integrate a first-use, branded set up experience on Android devices from retail and online purchases. Operators integrated this application into Android devices to allow for an easier to use experience for a streamlined device set up, promote value-added service applications for download and introduce the ability to store content in the Cloud - allowing an easier onboarding experience at the next device purchase and/or upgrade.

Synchronoss Digital

Activation Platform

Our Activation technology is a scalable and flexible platform that decouples the order processing customer experience from varied and legacy IT back office order management systems. This enables sale, delivery, and assurance of new “Complex Product” bundles quickly and cheaply, creates a uniform product portfolio and pricing schema across all Sales Channels and reduces cost while improving the customer experience by reducing error rates and throughput time in processing orders, alarms, etc. The platform is fully scalable, agile & adaptable to future products, services & channel changes, it serves as a future-proof activation platform with end-to-end channel visibility & analytics and features a flexible commercial model - Software as a service (“SaaS”) or product sale with professional services.

Our Activation Platform features the following components:

•
Core Offers: Six modules allowing for service and product order capture and transaction processing may include: Order Manager, Orchestration Gateway, Work Flow Manager, Front End Portals, Visibility Manager, Product Catalogue

•
Add-on Offers: Ten modules that are available to extend new functionality around value-added services as needed may include: Fraud Verification, Inbound Call Tracking Manager, Notification Manager, Visibility Manager, Interactive Voice Response (“IVR”) and Information and Communication Technology (“ICT”) Managers, Dynamic Work Queue Manager, Catalogue Manager, Bulk Order Process Manager, Identity Manager, Call to order capture manager

•	Service-Based Offers: Operations work and program management services may include: Operation and Call Center Management, Sales Delivery and Program Management

•
Custom Development: Value added applications for Enterprise and Consumers such as sales portals can be added to the Activation Platform to facilitate catalogue management, point of sale, customer self-care, and inventory management

Network Optimization

The Synchronoss Spatial Suite provides an accurate, scalable solution for optimizing every phase of the network asset lifecycle including planning, sales, marketing and customer service. In addition to handling large volumes of customer transactions quickly and efficiently, our platforms are designed to recognize, isolate and address transactions when there is insufficient information or other erroneous process elements. This knowledge enables us to adapt our solutions to automate a higher percentage of transactions over time, further improving the value of our solutions to our customers. Our platforms also offer a centralized reporting platform that provides intelligent, real-time analytics around the entire workflow related to any transaction. This reporting allows our customers to appropriately identify buying behaviors and trends, define their subscriber segments and pin-point areas where their business is changing or could be improved. These analytics enable our customers to upsell new and additional products and services in a targeted fashion that help increase their consumption of our product offerings. The automation and ease of integration of our platforms are designed to enable our customers to lower the cost of new subscriber acquisitions, enhance the accuracy and reliability of customer transactions thereby reducing the inbound service call volumes, and responding rapidly to competitive market conditions to create new revenue streams.

Advanced Analytics

Synchronoss Advanced Analytics is a patent pending insight generation system, applying machine learning and artificial intelligence to the uniquely valuable data sets from network, devices and applications to deliver measurable, business-specific outcomes that help our customers make better informed decisions in marketing, finance, customer experiences and IoT. Synchronoss Advanced Analytics combines an applied data science team, a proven and scalable data analysis platform and a highly flexible visualization interface into SaaS or success-based models to generate predictive insights and business results.

Synchronoss Advanced Analytics provides customers the ability to:

•	Create new revenue streams and enable monetization of data assets

•	Optimize network investments while maximizing margin and customer value

•	Accurately measure campaign and program effectiveness across channels such as mobile, digital, care and retail

•	Target prospects for acquisition more effectively and efficiently - improving customer retention and satisfaction

Synchronoss Advanced Analytics has offerings and solutions focused in the following verticals:

•	Sales & Marketing: helps companies better target and refine promotional campaigns, improving key performance indicators (“KPI’s”) in customer acquisition and retention.

•	Customer Experience: helps companies refine the effectiveness of digital customer experiences analyzing user responses, patterns and fail points to create better execution of products and services.

•	Financial Assurance: is a comprehensive procurement-to-payment application suite that helps companies manage network expense and automate workflow, inventory management and governance.

•	IoT: connects previously disparate data from M2M devices to create actionable insights and productized services for companies operating IoT solutions.

Synchronoss Messaging

Synchronoss Messaging platforms, products and solutions enable cross channel, secure communications across connected devices.

E-Mail

Email Suite, provides service providers a secure, white-label, back-end framework for a branded, email service that’s reliable, consistent, and safe. Our world-class email service has customers across the global market in North America, Europe, the Middle East and Africa (“EMEA”), Latin America and the Asia Pacific (“APAC”) region.

Our Email suite offers feature-rich, reliable, and secure messaging - on any device - through integrated email, chat, voice, and video messaging. This messaging synergy enables a simpler sharing of files and photos, more privacy, greater security commerce transactions, larger mailboxes, unlimited attachment sizes, faster search and retrieval, and seamless access from smartphones and tablets. Our Email solution offers leading anti-virus & anti-spam and malware technology to keep the integrity and security of the customer experience and subscriber data protection to carrier standards. Our Email solution is designed to feature a branded and customizable user interface (“UI”) for emails, contacts, calendars, and tasks, accessible via smartphone, tablet, and desktop devices. User Experience delivers highly intuitive and feature-rich mobile and desktop email experiences that match what any over-the-top (“OTT”) provider offers.

Advanced Messaging

Our Advanced Messaging platform supports advanced messaging in both RCS and RTC and enables commerce across channels via A2P experiences:

•
P2P Advanced Messaging Client: Advanced Messaging supports an advanced P2P client based on RCS and RTC technologies with compelling data (chat), voice, group and video communication features. Our RCS/RTC client opens up new means of conversation providing richer communications, viral distribution via subscribers and provides new gateways for commerce that Short Message Service (“SMS”) cannot provide.

•
A2P Messaging Commerce: Our A2P solutions are an end-to-end set of capabilities to help Operators, TMT companies and third party brands establish an AI-driven dialogue with subscribers and consumers. The Advanced Messaging platform aggregates chat bot engines, software development kits (“SDK’s”) and API’s exposing these tools to third party brands. This functions as an onboarding environment for chat bots, merchandising and advertising to function within a messaging environment. The platform collects user engagement data and through analytics powered dashboards, optimizing bot performance via campaign monitoring that ties into downstream third party customer relationship management (“CRM”) operations.

IoT

Our IoT solutions use our Digital platform, products and solutions into IoT devices, ecosystems and administrative centers. Our solution powers an N-Tier Java application supporting a message passing paradigm to orchestrate automated transactions that may require some manual processing steps.  Transactions supported are of a service lifecycle nature, including but not limited to, activation, registration, transfer of ownership, and rate plan changes.

Primary services are third-party Portals, an Orchestration Gateway, Connectors to third-party services, and a Customer Service Portal (aka, Order Manager).  At various times in the life of this solution (since inception in 2014) there have been Synchronoss-built portals including the Geneva (Timex Ironman) Portal, AT&T DriveStudio Portal, and Jaguar Land Rover (“JLR”) Portal. OEMs supported at one time or another include Automotive (Audi, Volvo, JLR) and Wearables (Timex Ironman Watch).  Some of the other opportunities that were explored and prototyped were aftermarket head units (Pioneer), relationships with Volkswagen Group. Third party service connectors have been built for the (Timex Ironman/Qualcomm) Geneva Server, RACO, and Jasper to provide device specific support, and introductory service packages.  Qualcomm’s Geneva Server collected telemetry from the Timex Ironman.  The Synchronoss built and maintained Geneva Portal and Orchestration Gateway provided a sophisticated user experience with a view into the telemetry by mapping runs, simple messaging, and alerting the runner’s “Angel” in case of an emergency.

Primary use cases are:

•	Bulk activation by OEMs for manufacturer funded introductory Wireless service.

•	Registration of device/vehicle owners and contact information by the dealer when a car is sold.

•	Reminders (email) are sent to device/vehicle owners as introductory period ends.

•	Support for a catalog of carrier (AT&T Wireless) plans and services.

•	Activation of new/changed plans and services.

•	Transfer of integrated circuit card identifier (“ICCID”) from one device owner to another.

•	Status queries (e.g., is ICCID active, on what Vehicle Identification Number, introductory or upgraded)

•	A variety of tools and services to support Customer Care use cases.

Synchronoss Enterprise Solutions

Our Synchronoss Enterprise platform, products and purpose-built industry solutions drive business outcomes for Enterprise customers including: improved employee productivity in a secure environment, greater agility and responsiveness to consumers, higher consumer loyalty and more revenue and proactively anticipating regulatory data/retention and privacy requirements.

Our Synchronoss Enterprise platform, products and industry solutions are targeted, initially at the following markets:

•	Financial Services: Capital markets, banking and insurance.

•	Healthcare: Providers and payers

•	Life Sciences: Pharmaceuticals, device manufacturers and clinical research organizations

As of the end of 2017, there are three primary areas to this platform, which drives an uncompromised digital experience in select Enterprise vertical markets:

•
Secure Mobility Management: a BYOD implementation that provides the rich integration and orchestration of secure mobile productivity software featuring fine grain activity capture and dynamic policy execution through best in class mobility management, security and policy management tools and intelligent productivity through behavioral analytics

•	Data & Analytics: solution which support fraud and cyber security detection/prevention, dynamic policy administration/execution and predictive productivity

•
Identity and Access Management: solution that allows customers to self-register and verify their identity while providing non-intrusive multi factor authentication and enables businesses to allow them to be sure the consumer is the correct person doing authorized to conduct the transaction.

Demand Drivers for Our Business

Our products and services can manage a wide variety of transactions across multiple customer delivery channels and services, which we believe enables us to benefit from increased growth, complexity and technological change in the communications technology industry.

As the TMT and IoT industries evolve, new access networks, connected devices and applications with multiple services and modes are emerging that will provide growth markets for Synchronoss. This proliferation of services and advancement of technologies is accelerating subscriber revenue growth, significantly expanding the types and volume of rich content accessed and stored by consumers, and increasing the number of transactions between our customers and their subscribers.

Growth of Two major Smartphone Platforms

As the mobile market matures, smartphones from Apple and Google dominate the world-wide Operator markets. Today, according to Gartner and Statista, Android and iOS combine for more than 99.5% of new smartphone sales with 1.7 billion smartphone shipments forecasted in 2020. With Smartphones being the primary access point in the digital services landscape, this creates a growing need for Synchronoss platforms, products and solutions. The rest of the world is catching up not only to smart phones but in the services that accompany them. In sizable, emerging, low Average Revenue per User (“ARPU”) markets such as Latin America, Global System for Mobile Communications Association (“GSMA”) estimates that almost 85 million new smartphones are in use in the region since 2016, with Brazil adding more than 20 million and Mexico 18 million. By 2020, the region is expected to have an adoption rate of 71%, ahead of the global average of 66% with an additional 170 million new smartphone users expected to be across the region by the end of the decade.

Growth in Data

In 1992, the Internet was handling 100 GB of data per day and twenty-five years later, it is more than 25,000 GB per second, primarily thanks to the use of mobile channels. The growth in smartphones and high speed network proliferation begets aggressive growth in data consumption and usage. According to marketingland, the mobile segment now represents 65 percent of digital media time. We believe this growth will increase the adoption of Synchronoss’ services such as cloud and messaging on the consumer end and in the Digital and IoT markets. Global monthly mobile data traffic is forecasted to double every two years from 2016 to 2021. Video is expected to consume more than 80% of consumer Internet traffic in 2021 and from 2018-2021, video consumption is expected to more than double from 75 PB per month to 159 PB.

User Generated Content

With the growth in data comes a commensurate growth in user generated content (“UGC”) which has a direct correlation on the adoption of cloud storage services. While subscribers still consume far more video than they produce, the amount of data produced is going up steadily. iCloud from Apple increased storage tiers, from 20GB to 50GB, and from 1TB to 2TB. Google Photos has more than 500 million users, with approximately 1.2 billion photos uploaded every day. While cloud storage has thrived on a primarily “freemium” model, the rate of storage hitting the consumer “pay wall” is on the rise. Business Insider estimates that eleven million subscribers, or 0.7% of the Dropbox base, now pay for cloud storage each month.

Data Security and Email Platforms

Service providers were at one point content to relinquish branded control of their email services to OTT providers (Yahoo, Google, etc.) but are now beginning to take a renewed interest in white label solutions due, in part to a recent history of security breaches from OTT providers.  In the past five years (2013-2017), there were more than 40 data breaches that affected at least a million records each. The largest breaches were: Yahoo (1 billion), Friend Finder Networks (400 million), Adobe (152 million), eBay (145 million), Equifax (143 million), JP Morgan Chase (76 million), Target (70 million) and Sony (100 TB of data). According to Radacati, the worldwide market for Secure Email Gateway solutions continues to show growth and is forecasted to grow to over $1.9 billion by 2020.

Big Data and Monetization

The scale of data circulating over wireless and broadband networks has given rise to the monetization of big data causing many to proclaim it as “Data is the new oil.” International Data Corporation (“IDC”) forecasts the market for big data and business analytics will grow to $203 billion by 2020. Data is being used to gather intelligence on consumers and deliver more effective and predictive services. According to the Boston Consulting Group, the application of personal data could deliver a €1 trillion annual economic benefit (roughly 8% of current Gross Domestic Product) to the EU-27 by 2020.

OTT IP Messaging

One of the most significant growth stories of the past two years has been the rise in Messaging applications and the Messaging as a Platform (“MaaP”) services that support them. This growth started in response to a free IP alternative to tariffed SMS followed by IP feature growth which created a huge surge in IP Messaging usage. According to TechCrunch, WhatsApp has 1.5 billion users and 60 billion messages sent per day and Facebook Messenger has 1.3 billion users. Together, Facebook Messenger and WhatsApp alone out pace global SMS on a daily basis 3:1 (60 billion to 20 billion messages per day). Most of the growth in A2P messaging revenue has occurred in the APAC markets with sparks beginning to ignite in American and EMEA markets. Chinese messaging giant WeChat has one billion monthly active users. The LINE app generated more than $1.5 billion revenue in 2017 representing annual growth of approximately 19%. KakaoTalk generated more than $900 million revenue in 2017 or annual growth of approximately 14%. With the advent of automated chat bots from these messaging services, the pathway to future brand dialogue is being paved as the new norm. By 2020, it is expected that 85% of a customer’s brand experience will occur without any human interaction.

Digital Transformation

Apple, Alphabet (Google), Microsoft, Amazon and Facebook are now five (“Big Five”) of the six biggest companies in the world and are all digital companies. Their ten year rise to the top of global companies is sending shockwaves throughout the TMT and IoT markets to catch up. These companies are trying to transform themselves digitally not only to escape growth and margin pressures (in the case of Telcos) but also in a race to meet consumer expectations largely set by the Big Five companies mentioned above. According to the Boston Consulting Group, the average US household receives annual benefit of $970 from digital services. As an example, by 2022, it is expected that there will be over 70 million households in the U.S. with at least one voice-enabled smart speaker. This is more than the 66.6 million non-satellite Pay TV subscribers (Cable TV and Telco TV subscribers combined). This sudden evolution has created a thriving market place for platform, product and solution vendors to give existing companies a leg up in the digital arms race. As a result, Digital Journal expects Digital Transformation spending to be $1.3 trillion in 2018. But spending is not enough as 84% of companies fail at digital transformation, according to Forbes. This is especially telling that companies who have budget to catch up to the Big Five companies in the world will need large amounts of assistance. Creating a digital-worthy customer experience is not an inherent skill in most companies. As a result, Markets and Markets projects that the customer experience management market is projected to grow from an estimated $6 billion in 2017 to $17 billion by 2022, at a cumulative average growth rate of approximately 23%.

Propagation of 5G Network and IoT

Perhaps the biggest growth driver of the next five years will be the advent of the 5G Network and the epoch change in business that comes with it. Network operators will trial 5G in 2018, with the goal of launching in 2020. 5G tops out at 10 gigabits per second (“Gbps”). That means 5G is a hundred times faster than the current 4G technology-at its theoretical maximum speed. Perhaps the real value in 5G isn’t the speed but the low latency. The 5G Network was designed around enabling use cases in the IoT marketplace and this network will set the IoT market on its way. Smart Cities will be a major driver and customer of the 5G networks. Gartner estimates that around 380 million connected things are in use in cities to deliver sustainability and climate change goals in 2017, and that this figure will increase to 1.39 billion units in 2020, representing 20 percent of all smart city connected things in use. The amount of data traffic will likely grow faster than the number of connections because of the increase of deployment of video applications on M2M connections and the increased use of applications, such as telemedicine and smart car navigation systems, which require greater bandwidth and lower latency. Moreover, more people are moving into urban environments where IoT and smart cities are growing. By 2050, there is expected to be 7.5 billion people living in urban environments, equivalent to the entire world population today. Simply put, cities will be forced to get more efficient causing a greater need for IoT device, ecosystem, network and administrative solutions.

Growth Strategy

Our growth strategy is to establish our platforms as the de-facto industry standard for CSPs, MSOs, OEMs, multi-channel retailers and TMT enterprise customers while investing in logical extensions of our product and services portfolio into new markets. We will continue to focus our technology and development efforts around improving functionality, helping customers drive higher ARPU and subscriber retention, embracing alternative channels and allowing more capabilities for ordering bundled applications and content offerings across these same complex and advanced networks.

Key elements of our growth strategy are:

Consolidation of focus. We expect our growth strategy to gain more traction as we narrow the focus of our offerings away from secure Enterprise and into “consumer” markets in the Operator, TMT and IoT sectors. This added focus will streamline and strengthen our product investments and reinforce our reputation as a consumer-oriented technologies company.

Expand growth in our core product lines. Along with our re-focus to our core offerings and market we will aggressively seek opportunities to expand our existing offerings to new customers and deepen our relationship with existing customers.

Expansion of Synchronoss Personal Cloud. We will expand our Synchronoss Personal Cloud platform, products and solutions to new service provider (CSP, MSO) customers. This sales and marketing push will reinforce major trends at work in the market: the increase of cloud adoption from OTT providers and the proven effectiveness (and consumer willingness) to pay for premium cloud storage. These two trends shift the perceived value of an Operator cloud to a profit center vs a cost center that should open new sales opportunities with new customers and in new markets. Additionally, we are increasing our efforts to partner with analogous partners in the Personal Cloud space with companies who provide other handset services to Operators. An example of this partnering effort in handset insurance. The bundling of personal cloud with handset insurance creates a “total protection” bundle which creates a better business model for operators and a better value for customers. Finally, as new markets emerge for Synchronoss, such as IoT, we believe our Personal Cloud solution is positioned as a significant value add to new devices such as Connected/Autonomous automobiles, drones and sensors who will benefit from smart, secure data storage and exchange.

Expansion of Digital. Our success in Digital services began with device and service activation through operators. With the advent of business and technology trends such as Digital Transformation, IoT, etc. our Digital line of products is poised for new growth due to the unique nature of the problems it solves for our customers at harnessing complex data and creating new experiences in the back office.

Expansion of Activation. The foundation of our Activation solution is activating devices and services directly for service provider customers. As service providers invest in digital transformation of their operations and cost structures, Activation of devices and services is positioned to help transition service providers’ digital footprint and decrease their overall cost structure. This case study is being aggressively marketed and sold by us to new service providers globally on the heels of this trend. Additionally, we are pursuing indirect methods of distribution through OEM and other technology channels who seek to activate devices and service plans on behalf of several Operators in the market. We believe our Activation platform is positioned well to bring new devices, sensors, nodes and more online in the IoT market. Finally, Activation is uniquely positioned to harness data from bespoke, complex sources in Operators and TMT customers to create new digital use cases in everything from automated self-care, personalized sales & marketing and other lower cost, high value digital interfaces with subscribers and consumers.

Expansion of Digital Channels. Our Digital Channels product provides a customized, predictive interface to purchasing devices and services from Operators and maintaining an effective, automated self-service environment. Digital Channels applies our Activation platform’s ability to sit over top of existing data silos as a “Logic Layer” and surgically extract data as needed to create a personalized account self-service portal for Operator’s B2B major accounts and consumer buy flows. As Operators expand their offerings and markets, the need to conflate different services into a single buy flow is imperative to making good use of their massive distribution channel. To that end, our Digital Channels product can provide an easy to use, powerful, personalized single interface, buy flow and self-service interface for a one-stop-shop and care interface online and on mobile applications. As an example, Digital Channels is being deployed by Sprint to combine their wireline, wireless and IoT product lines into a single B2B buy flow - saving them cost, decreasing time to market and unlocking new revenue.

Expansion of Digital Broker. Digital Broker enables Operators to onboard and manage independent software vendors (“ISV”) as a distribution channel to their Enterprise and small business customers. Digital Broker sits as a module on top of our Digital Channels product and gives B2B customers a turn key way to procure and manage their relationship with ISV’s directly. We believe this provides new revenue and functionality for Operators to offer their B2B subscribers and will create a stronger interest in our Digital Channels product.

Expansion of Messaging. As messaging grows in scale and potency to overtake social platforms in active users and ARPU, more companies are looking at messaging as not only a vital service for communications but for commerce. Our Email and Advanced Messaging platforms, products and solutions are well positioned to help Operators, TMT Enterprise and IoT participants harness this new trend.

Expansion of Advanced Messaging. As noted in the demand drivers for our business, advanced (IP and RCS) messaging continues to surge ahead of social media in audience engagement and ARPU. Operator messaging revenue has been the biggest victim of the OTT digital revolution. According to Juniper Research, the consumer migration from operator voice and text services to OTT messaging services and social media cost network operators nearly $104 billion in 2017, equivalent to 12% of their service revenues. WhatsApp, Facebook Messenger, Instagram, WeChat have grown their revenues on the basis of forming open access communities that attract vast, captive, and engaged audiences that continue to glean new commercial opportunities. This multi-dimensional approach presents the future to mobile operators - for most, the response will be investments in RCS. Most have conceded that they are unlikely to return to the SMS glory days of old - RCS, despite ongoing issues related to its business case, seems to be the accepted, operator-wide response. There are however, a range of operators that aren’t content with RCS alone. Some operators are developing their own competitive OTT messaging offerings to try and claw back at least some of the revenue they’ve lost. Some operators are looking to join forces and build mobile-centric messaging communities that emulate OTT services, but have the potential to go even further. While they will likely not displace OTT messaging providers they are well positioned to obtain net/new revenue. We see opportunities for cooperation in markets as well as the use of MaaP to enhance carrier service and care offerings.

Expansion of Email. The year 2017 saw a shift, in the Operator community, away from a less expensive OTT email solution to white label due, in part to the business and brand implications of massive security breaches with Yahoo and others. Our email platform remains competitive in terms of feature sets, ability to scale, carrier grade security and ability to monetize communications channels. To that end, we have been working to secure and renew existing Operator/Service provider contracts to grow our base of messaging operations worldwide.

Geographic Market Expansion. Synchronoss is maintaining and growing its worldwide presence by reinforcing its leadership in the EMEA markets and solidifying its footholds in the APAC markets as well as re-entering the Latin America markets with Cloud platform offerings.

Diversification & Expansion of our customer base in TMT. Synchronoss is consolidating its focus on the consumer markets and moving away from the Secure Enterprise Market position we held in 2017. To accentuate this focus in the consumer markets, we are widening our product scope beyond Operators to the entire TMT industry as well as the IoT markets as they invest in digital transformation initiatives. This will provide a wide range of applicability for Synchronoss platforms, products and solutions throughout worldwide markets.

Expansion into Emerging Devices and Internet of Things Space. Various forecasts from industry leading sources have cited explosive growth in the non-traditional connected devices space. Such devices include connected cars, connected homes, health and wellness and health care domains and smart cities. We plan on expanding both our activation platforms (focused on the new activation needs emerging from such devices on the service provider networks) as well as our cloud (focused on storing data from the varying devices to be stored securely in the Cloud) and messaging platforms in an effort to capitalize on the growth emerging from these new opportunities.

Customers

Our industry-leading customers include Tier 1 mobile service providers such as AT&T Inc., Verizon Wireless, Vodafone, Orange, Sprint and Telstra, Tier 1 cable operators/MSOs and wireline operators like AT&T Inc., Comcast, Cablevision, Charter, CenturyLink, Mediacom and Level 3 Communications, and large OEMs such as Apple and Ericsson. These customers utilize our platforms, technology and services to service both consumer and business customers.

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

Our top five customers accounted for 73%, 74% and 82% of net revenues for the years ended December 31, 2017, 2016 and 2015, respectively. Contracts with these customers typically run for three to five years. Of these customers, Verizon accounted for more than 10% of our revenues in 2017. The loss of Verizon as a customer would have a material negative impact on our company. However, we believe that Verizon would encounter substantial costs in replacing Synchronoss’ solution.

Sales, Partnerships and Marketing

Sales

We market and sell our services primarily through a direct sales force and through our strategic partners. To date, we have concentrated our sales efforts on a range of CSPs, OEMs, enterprises, government and multi-channel retailers both domestically and internationally. Typically, our sales process involves an initial consultative process that allows our customers to better assess the operating and capital expenditure benefits associated with an optimal activation, provisioning, and cloud-based content management architecture. Our sales teams are well trained in our Activation Services, Synchronoss Personal Cloud, Synchronoss Messaging and Synchronoss Digital Transformation platforms and on the market trends and conditions that our current and potential customers are facing. This enables them to easily identify and qualify opportunities that are appropriate for our platforms deployments to benefit these customers. Following each sale, we assign account managers to provide ongoing support and to identify additional sales opportunities. We generate leads from contacts made through trade-shows, seminars, conferences, events, market research, our Web site, customers, strategic partners and our ongoing public relations programs.

Partnerships

We are establishing a dedicated partner outreach as a dedicated arm of growth for Synchronoss. The Synchronoss Partnership program will have three dedicated vectors of focus:

Go To Market/Channels: We are pursuing partnerships with technology companies who supply customers and hosted solutions to Synchronoss platforms, products and solutions. Synchronoss will supply value by introducing these partners to our pipeline of global customers and will receive the benefit of customers from our Technology partners who have interest in Synchronoss platform, products and solutions. These partnerships will provide new sales funnels and scale to Synchronoss offerings.

Technology Augmentation: We are pursuing partnerships with technology companies with complementary IP in platforms, products and solutions. Synchronoss is pursuing partnerships with a two-way value-add in technologies that supply strategic functionality to our mutual customers. These partnerships will provide ready-made technologies that allow our platforms, products and solutions to participate in new markets without the investment in new technology.

System Integrators: We are pursuing partnerships with system integrators (“SI”) and consulting firms in order to expose our platforms, products and solutions to a wider range of customers and supply our SI partners with ready-made IP to fulfill on their custom solutions. These partnerships will provide SI’s with turnkey technologies to fulfill vertical lines of solutions in the TMT and IoT space and will formulate the basis of a formal Synchronoss Partnership Program featuring toolkits, documentation, a dedicated extranet and other channel support.

Maintain Technology Leadership: We strive to continue to build upon our technology leadership by continuing to invest in research and development to increase the automation of processes and workflows and develop complementary product modules that leverage our platforms and competitive strengths, thus driving increased interest by making it more economical for customers to use us as a third-party solutions provider. In addition, we believe our close relationships with our Tier 1 customers will continue to provide us with valuable insights into the dynamics that are creating demand for next-generation solutions.

Leverage and Enforce our Intellectual Property: We have a significant repository of granted and filed patents and trademarks, and we expect to use this as a differentiator of our products and services in the marketplace.

Marketing

We focus our outbound marketing efforts on increasing our visibility in the market through joint customer public relations, thought leadership through the analyst and media communities, presence at major industry trade shows (e.g. Consumer Electronics Show (“CES”), GSMA or Mobile World Congress (“MWC”) - Europe, Asia, America, TM Forum etc), and other customer events and forums. In addition, we maintain relationships with recognized trade media and industry analysts such as Allied Business Intelligence (“ABI”) Research, IDC, Gartner Inc., Forrester Research, Inc., Ovum, Frost & Sullivan and Yankee Group. Additionally, we focus marketing efforts on supporting new product initiatives, creating better understanding and awareness of our offerings and supporting new sales opportunities. We base our product management strategy on analysis of market requirements, customer needs, industry direction, competitive offerings and projected customer cost savings and revenue opportunities. Our team is active in numerous technology and industry forums such as TeleManagement Forum (“TM Forum”), Cellular Telecommunications Industry Association (“CTIA”) and the GSMA and we regularly get invited to speak at tradeshows such as the CES, CTIA, MWC, Mobile Future Forward Series and Wireless Influencers Forum, in which we also demonstrate our solutions. We also manage and maintain our Web site, blog, social media profiles on LinkedIn, Twitter and Facebook, utilize search engine optimization (“SEO”) and search engine marketing (“SEM”), publish product related content and educational white papers, videos and conduct seminars and user group meetings.

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

We are aware of other consulting firms, technology companies, and smaller entrepreneurial companies that are focusing significant resources on developing and marketing products and services that will compete with our platforms. We anticipate continued growth in the communications industry and the entrance of new competitors in the order processing and transaction management solutions market and expect that the market for our products and services will remain intensely competitive:

•	OTT Providers: Cloud - iCloud, Google Photos, Dropbox, Funambol; Messaging - Line, WeChat, Facebook Messenger, iMessage, Jibe, Mavenir

•	Consulting/Service Integrators: Accenture, Ernst & Young, Deloitte, Amdocs, Ericsson

•	Internal resources - IT resources for CSP and MSO customers who have internal projects that replicate Synchronoss product scope

Employees

We believe that our growth and success are attributable in large part to our employees and an experienced management team, many members of which have years of industry experience in building, implementing, marketing and selling transaction management solutions critical to business operations. We intend to continue training our employees, as well as developing and promoting our culture, and believe that these efforts provide us with a sustainable competitive advantage. We offer a work environment that enables employees to make meaningful contributions, as well as incentive programs that are designed to continue to motivate, retain and reward our employees.

As of December 31, 2017, we had 1,428 full-time employees located in India, North America, Europe and Asia Pacific regions. None of our employees are covered by any collective bargaining agreements.

Geographic Information

Information regarding financial data by geographic location is set forth in Note 3 - Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K in sub-section “Segment and Geographic Information”.

Available Information

Our Web address is www.synchronoss.com. On this Web site, we post the following filings after they are electronically filed with or furnished to the SEC: Form 10-K, Form 10-Q, our current reports on Form 8-K, our proxy statement on Form 14A related to our annual stockholders’ meeting and any amendment to those reports or statements filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. All such filings are available on the Investor Relations portion of our Web site free of charge. The contents of our Web site are not intended to be incorporated by reference into this Form 10-K or in any other report or document we file.

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

Synchronoss and Synchronoss Personal Cloud and other trademarks of Synchronoss appearing in this Form 10-K are the property of Synchronoss. Other trademarks or service marks that may appear in this Annual Report are the property of their respective holders. Solely for convenience, the trademarks and trade names in this Annual Report are referred to without the ®, ™ and SM symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto.

ITEM 1A. RISK FACTORS

An investment in our common stock involves a high degree of risk. The following are certain risk factors that could affect our business, financial results and results of operations. You should carefully consider the following risk factors in connection with evaluating the forward-looking statements contained in this Form 10-K because these factors could cause the actual results and conditions to differ materially from those projected in forward-looking statements. The risks that we have highlighted here are not the only ones that we face. If any of the risks actually occur, our business, financial condition or results of operation could be negatively affected. In that case, the trading price of our stock could decline, and our stockholders may lose part or all of their investment.

Risks Related to Restatement and Failure to Timely File Required Reports

The restatement of our previously issued financial statements contained in this Form 10-K may lead to additional risks and uncertainties, including regulatory, stockholder or other actions, loss of investor confidence and negative impacts on our stock price.

Our Audit Committee, after consultation with management and discussing with outside counsel, external auditors and third-party consultants, concluded that our previously issued consolidated financial statements for the fiscal years ended December 31, 2014, 2015 and 2016 and respective quarterly periods should be restated for the reasons described in “Explanatory Note Regarding Restatement” preceding Part I, Item 1 and Note 2 - Restatement of Previously Issued Consolidated Financial Statements of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K includes restated audited financial statements and selected financial data (and related disclosures) for the fiscal years ended December 31, 2016, 2015, 2014 and 2013, as well as certain restated unaudited financial information for each of the quarterly and year-end periods in 2015 and 2016 and unaudited financial information for the first three quarterly and year-to-date periods in 2017. Financial information included in our previously filed Form 10-K and our Quarterly Reports on Form 10-Q as filed for the fiscal years ended December 31, 2016 and 2015, and all earnings press releases and similar communications issued by us, for such periods, should not be relied upon and are superseded in their entirety by this Form 10-K. This Form 10-K amends and restates, in its entirety, our Form 10-K for the years ended December 31, 2016 and 2015. We are filing this Form 10-K concurrently with our Form 10-Q for the quarters ended March 31, 2017, June 30, 2017, September 30, 2017, and March 31, 2018 which were delayed due to the restatement.

Accordingly, this Form 10-K includes changes to: (1) our Consolidated Balance Sheets as of December 31, 2016 and 2015, and the related Consolidated Statements of Operations, Consolidated Statements of Comprehensive Income (Loss), Consolidated Statements of Stockholders’ Equity and Consolidated Statements of Cash Flows for each of the fiscal years ended December 31, 2016 and 2015; (2) our Selected Financial Data as of, and for our fiscal years ended, December 31, 2016, 2015, 2014 and 2013, in Part II, Item 6 of this Form 10-K; (3) our Management’s Discussion and Analysis of Financial Condition and Results of Operations, as of, and for our fiscal years ended December 31, 2016 and 2015, in Part II, Item 7 of this Form 10-K; (4) our unaudited quarterly financial information for each quarter for our fiscal years ended December 31, 2016 and 2015 in Note 19 - Summary of Quarterly Results of Operations (Unaudited) of the Notes to Consolidated Financial Statements, in Part II, Item 8 of this Form 10-K; (5) our Risk Factors, in Item 1A of this Form 10-K; and (6) our disclosures and conclusions regarding Controls and Procedures in Part II, Item 9A of this Form 10-K. See below and Note 2 - Restatement of Previously Issued Consolidated Financial Statements of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for a detailed discussion of the changes made as a result of the restatement.

As a result of this restatement and associated non-reliance on previously issued financial information, we have become subject to a number of additional costs and risks, including unanticipated costs for accounting and legal fees in connection with or related to the restatement and the remediation of our ineffective disclosure controls and procedures and material weakness in internal control over financial reporting. Likewise, the attention of our management team has been diverted by these efforts. In addition, we could also be subject to additional shareholder, governmental, regulatory or other actions or demands in connection with the restatement or other matters. Any such proceedings will, regardless of the outcome, consume a significant amount of management’s time and attention and may result in additional legal, accounting, insurance and other costs. If we do not prevail in any such proceedings, we could be required to pay damages or settlement costs. In addition, the restatement and related matters could impair our reputation or could cause our customers, shareholders, or other counterparties to lose confidence in us. Any of these occurrences could have a material adverse effect on our business, results of operations, financial condition and stock price.

In connection with the restatement of our financial statements for the Relevant Periods, our management identified material weaknesses in our internal control over financial reporting, as described in Item 9A, “Control and Procedures” of this Form 10-K. A material weakness is a deficiency, or combination of deficiencies in internal controls over financial reporting that results in a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Further, management determined that control deficiencies existed with respect to certain aspects of our historical financial reporting and, accordingly, management has concluded that management’s reports related to the effectiveness of internal and disclosure controls may not have been correct. We did not maintain effective internal control over financial reporting as of December 31, 2017 as set forth in Item 9A, “Controls and Procedures” of this Form 10-K.

The restatement of our previously issued consolidated financial statements has been time-consuming and expensive and could expose us to additional risks that would adversely affect our financial position, results of operations and cash flows as well as investor confidence in our Company and, as a result, the value of our common stock.

As described in the section entitled “Explanatory Note Regarding Restatement” preceding Part I, Item 1 and in Note 2 - Restatement of Previously Issued Consolidated Financial Statements of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K, we have restated our previously issued consolidated financial statements for the Relevant Periods. The restatement has been time-consuming and expensive and could expose us to a number of additional risks that would adversely affect our financial position, results of operations and cash flows as well as investor confidence in our Company and, as a result, the value of our common stock.

In particular, we have incurred, and continue to incur, significant expense, including audit, legal, consulting and other professional fees in connection with the restatement and the ongoing remediation of material weaknesses in our internal control over financial reporting. We have taken a number of steps that we have deemed appropriate and reasonable to strengthen our accounting function and reduce the risk of future restatements, including adding internal personnel and hiring outside consultants, as described in more detail in Item 9A. “Controls and Procedures” contained this Form 10-K. To the extent these steps are not successful, we may need to incur additional time and expense to address accounting issues that could arise in the future. Our management’s attention has also been, and may further be, diverted from the operation of our business as a result of the time and attention required to address the ongoing remediation of material weaknesses in our internal controls.

In addition, we may be the subject of negative publicity and lack of confidence in our business as a result of the Restatement and related matters and may be adversely impacted by negative reactions from our shareholders, creditors, customers, suppliers, referral sources or other constituents important to our business. This negative publicity may impact our ability to attract and retain customers, employees and vendors. The occurrence of any of the foregoing could harm our business and reputation and adversely affect our financial position, results of operations and cash flows.

We are also subject to claims arising out of the misstatements contained in our previously issued financial statements. For additional information regarding this litigation, see Item 3. “Legal Proceedings” contained in this Form 10-K.

Our failure to prepare and timely file our periodic reports with the SEC limits our access to the public markets to raise debt or equity capital, impacts our ability to obtain alternative financing and could have negative consequences under the terms of our existing credit agreements.

We did not file this Form 10-K or our Quarterly Report on Form 10-Q for the quarterly periods ended March 31, 2017, June 30, 2017, September 30, 2017 or March 31, 2018 within the timeframes required by the SEC. As a result of our late filings, we may be limited in our ability to access the public markets to raise debt or equity capital, which could prevent us from pursuing transactions or implementing business strategies that we believe would be beneficial to our business. We are ineligible to use shorter and less costly filings, such as Form S-3, or Form S-8, to register our securities for sale for a period of 12 months following the month in which we regain compliance with our SEC reporting obligations. We may be able to use Form S-1 to register a sale of our stock to raise capital or complete acquisitions, but doing so would likely increase transaction costs and adversely impact our ability to raise capital or complete acquisitions of other companies in a timely manner.

We have substantial indebtedness, and our failure to comply with the covenants and payment requirements of that indebtedness may subject us to increased interest expenses, lender consent and amendment costs or adverse financial consequences.

As of December 31, 2017, we had approximately $230.0 million in aggregate principal amount of our then outstanding issued $230.0 million aggregate principal amount of its 0.75% Convertible Senior Notes due in 2019 (the “2019 Notes”). To remedy issues we may encounter with meeting our debt obligations, or for other purposes, we may find it necessary to seek further refinancing of our indebtedness, and may do so with debt instruments that are more costly than our existing instruments (and which will rank senior to our equity securities), or we may issue additional equity securities which may dilute the ownership interests or value of our existing shareholders. These actions may decrease the value of our equity securities.

We received a notice of default from holders of more than 25% of the outstanding principal amount of the 2019 Notes on October 13, 2017. Based on the terms of the 2019 Notes, we were obligated to begin paying additional interest starting January 11, 2018 (the 90th day following our receipt of the notice of default).

On June 13, 2018, The Bank of New York Mellon (“BNY), in its capacity as trustee (the “Trustee”) under the indenture dated as of August 12, 2014 (the “Indenture”) governing the 2019 Notes, filed a verified complaint with the Court of Chancery of the State of Delaware (the “BNY Action”), alleging that an Event of Default under the Indenture has occurred as a result of our common stock ceasing to be listed or quoted on Nasdaq and that an Event of Default under the Indenture has occurred as a result of our failure to provide a notice of such Fundamental Change. We intend to defend against all of the claims vigorously. Due to the inherent uncertainties of litigation, we cannot predict the outcome of the BNY Action at this time, and we can give no assurance that the asserted claims will not have a material adverse effect on our financial position or results of operations. For additional information regarding this litigation, see Item 3. “Legal Proceedings” contained in this Form 10-K.

The restatement of our previously issued financial results may result in private litigation and could result in private litigation judgments that could have a material adverse impact on our results of operations and financial condition.

We are subject to stockholder derivative litigation relating to certain of our previous public disclosures. For additional discussion of this litigation, see Item 3. “Legal Proceedings” contained in this Form 10-K. Our management has been and may be required in the future to devote significant time and attention to this litigation, and this and any additional matters that arise could have a material adverse impact on our results of operations and financial condition as well as on our reputation. While we cannot estimate our potential exposure in these matters at this time, we have already incurred significant expense defending this litigation and expect to continue to need to incur significant expense in the defense. The existence of any litigation may have an adverse effect on our reputation with referral sources and our customers themselves, which could have an adverse effect on our results of operations and financial condition.

The restatement of our previously issued financial results could result in adverse determinations in litigation that could have a material adverse impact on our results of operations, financial condition, liquidity and cash flows.

We may be subject to securities class action litigation and shareholder demands relating to the restatement. For additional discussion of legal proceedings related to the restatement, see Item 3. “Legal Proceedings” of this Form 10-K. We could also become subject to other litigation, arising out of the misstatements in our previously issued financial statements. Our management may be required to devote significant time and attention to these matters, and these and any additional matters that arise could have a material adverse impact on our results of operations, financial condition, liquidity and cash flows. While we cannot estimate our potential exposure in these matters at this time, we expect to expend significant amounts of time and money defending the litigation.

We continue to incur significant costs as a result of operating as a public company, and our management is required to devote substantial time to new and ongoing compliance initiatives.

We operate as a public company, and will continue to incur significant legal, accounting and other expenses as we comply with the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act” or “SOX”), the Dodd-Frank Wall Street Reform and Consumer Protection Act and other public company disclosure and corporate governance requirements, as well as any new rules that may subsequently be implemented by the Securities and Exchange Commission and/or Nasdaq, the exchange on which our common stock is listed (Nasdaq: SNCR). These rules impose various requirements on public companies, including requirements related to disclosures, corporate governance and internal controls. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting and financial compliance costs, make some activities more difficult, time consuming and costly and place significant strain on our personnel, systems and resources.

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

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In connection with the restatement of certain of our financial statements, our management identified material weaknesses in our internal control over financial reporting, as described more fully in Item 9A “Controls and Procedures” in this Form 10-K. We are continuing to refine our disclosure controls and other procedures and taken other remedial actions that are designed to ensure that the information that we are required to disclose in the reports that we will file with the Securities and Exchange Commission is properly recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. We are also continuing to improve our internal control over financial reporting, as described more fully in Item 9A “Controls and Procedures” in this Form 10-K. We have expended, and anticipate that we will continue to expend, significant resources in order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting. Further, Section 404 of Sarbanes-Oxley requires that we include in our annual report our assessment of the effectiveness of our internal control over financial reporting and our audited financial statements as of the end of each fiscal year, which is included in Item 9A “Controls and Procedures” in this Form 10-K. Our continued compliance with Section 404 will require that we continue to incur substantial expense and expend significant management time on compliance related issues.

As described in Item 9A “Controls and Procedures” in this Form 10-K, we determined that we did not maintain effective internal control over financial reporting as of December 31, 2017 due to the existence of certain material weaknesses. Further, additional material weaknesses in our disclosure controls or our internal control over financial reporting may be discovered in the future. Any failure to develop, remediate or maintain effective controls, or any difficulties encountered in their implementation, remediation or improvement, could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement, remediate and maintain effective internal control over financial reporting could also adversely affect the results of management reports and independent registered public accounting firm audits of our internal control over financial reporting that we will be required to include in our periodic reports that will be filed with the SEC. If we are unable to remediate identified material weaknesses or if we were to discover additional weaknesses or ineffective disclosure controls and procedures or internal control over financial reporting, our investors could lose confidence in our reported financial and other information, which would likely have a negative effect on the market price of our common stock. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to timely meet our regulatory reporting obligations.

Risks Related to Our Business and Industry

We recently consummated a number of significant transactions with respect to the strategic direction of our business. There can be no guarantee that this strategy will be successful or that we will experience consistent and sustainable profitability in the future as a result of our new strategy.

We have recently made a number of major announcements, including our divestiture of our activation exception handling business, which closed in December 2016, and our acquisition and subsequent divestiture of Intralinks during 2017. These transactions signify a pivot in our strategy to focus on our digital transformation, messaging and cloud businesses moving forward. In connection with the closing of our acquisition of Intralinks, we also appointed Ronald W. Hovsepian, the former President and Chief Executive Officer of Intralinks as our Chief Executive Officer. Mr. Hovsepian subsequently resigned in April 2017 and Stephen G. Waldis was re-appointed as our Chief Executive Officer. Mr. Glenn Lurie joined our Company in November 2017 as Chief Executive Officer and President and Mr. Waldis resigned as Chief Executive Officer and returned to his role as Executive Chairman of our Company.

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

We have substantial debt and related obligations. In August 2014, we issued $230.0 million aggregate principal amount of the 2019 Notes. Our substantial level of debt and related obligations, including interest payments, covenants and restrictions, could have important consequences, including by:

•	impairing our ability to invest in and successfully grow our business and make acquisitions;

•	making it more difficult for us to satisfy our obligations with respect to our indebtedness, which could result in an event of default under the agreement governing the 2019 Notes;

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

The occurrence of any one of these events could have an adverse effect on our business, financial condition, operating results or cash flows and ability to satisfy our obligations under our indebtedness. Our failure to comply with the covenants under the agreements governing the 2019 Notes, the approval by our stockholders to approve a plan or proposal for the liquidation or dissolution of our Company or our common stock ceasing to be listed or quoted on any of The New York Stock Exchange, The Nasdaq Global Select Market or The Nasdaq Global Market (or any of their respective successors) could result in an event of default and the acceleration of any debt then outstanding under the 2019 Notes, as the case may be. Any declaration of an event of default could significantly harm our business and prospects and could cause our stock price to decline.  Insufficient funds may require us to delay, scale back or eliminate some or all of our activities.

We received a notice of default from holders of more than 25% of the outstanding principal amount of the 2019 Notes on October 13, 2017. Based on the terms of the 2019 Notes, we were obligated to begin paying additional interest starting January 11, 2018 (the 90th day following our receipt of the notice of default).

On June 13, 2018, the Trustee under the Indenture filed. the BNY Action. The BNY Action complaint alleges that a “Fundamental Change” has occurred under the Indenture as a result of our common stock ceasing to be listed or quoted on Nasdaq and that an Event of Default under the Indenture has occurred as a result of our failure to provide a notice of such Fundamental Change, which, if true, following notice from holders of more than 25% of the outstanding principal under the Notes would trigger the acceleration of the principal and interest outstanding under the 2019 Notes. For additional information regarding this litigation, see Item 3. “Legal Proceedings” contained in this Form 10-K.

In addition, the Indenture issued in connection with the 2019 Notes has a change in control provision that provides that, upon the occurrence of a change in control, the 2019 Notes shall become due and payable.

We intend to reserve from time to time a certain amount of cash in order to satisfy the obligations relating to our debt, which could adversely affect the amount or timing of investments to grow our business.

The 2019 Notes are unsecured debt and are not redeemable by us prior to the maturity date. Holders of the 2019 Notes may require us to purchase all or any portion of their 2019 Notes at 100% of their principal amount, plus any unpaid interest, upon a fundamental change, change, which is generally defined to include a merger, liquidation or dissolution involving us or our common stock ceasing to be listed or quoted on the New York Stock Exchange or Nasdaq.

We intend to reserve from time to time a certain amount of cash in order to satisfy these obligations relating to the 2019 Notes, which could materially affect the amount or timing of any investments to grow our business. If any or all of the 2019 Notes are not converted into shares of our common stock before the maturity date, we will have to pay the holders the full aggregate principal amount of the 2019 Notes then outstanding. Any of the above payments could have a material adverse effect on our cash position. If we fail to satisfy these obligations, it may result in a default under the Indenture, which could result in a default under certain of our other debt instruments, if any. Any such default would harm our business and the price of our securities could fall. As discussed above, a litigation is currently pending respecting the alleged occurrence of an Event of Default as defined in the Indenture. For additional information regarding this litigation, see Item 3. “Legal Proceedings” contained in this Form 10-K.

Our business may not generate sufficient cash flows from operations or future borrowings from institutional creditors or from other sources may not be available to us in amounts sufficient to enable us to repay our indebtedness or to fund our other liquidity needs, including capital expenditure requirements and share repurchase programs announced from time to time.

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

Current and potential competitors have established, and may establish in the future, cooperative relationships among themselves or with third parties to increase their ability to address the needs of our current or prospective customers. In addition, our competitors have acquired, and may continue to acquire in the future, companies that may enhance their market offerings. Accordingly, new competitors or alliances among competitors may emerge and rapidly acquire significant market share. As a result, our competitors may be able to adapt more quickly than us to new or emerging technologies and changes in customer requirements and may be able to devote greater resources to the promotion and sale of their products. These relationships and alliances may also result in transaction pricing pressure, which could result in large reductions in the selling prices of our products and services. Our competitors or our customers’ in-house solutions may also provide services at a lower cost, significantly increasing pricing pressure on us. We may not be able to offset the effects of this potential pricing pressure. Our failure to adapt to changing market conditions and to compete successfully with established or new competitors may have a material adverse effect on our results of operations and financial condition. In particular, a failure to offset competitive pressures brought about by competitors or in-house solutions developed by our customers could result in a substantial reduction in or the outright termination of our contracts with some of our customers, which would have a significant, negative and material impact on our business.

The markets in which we market and sell our products and services are highly competitive, and if we do not adapt to rapid technological change, we could lose customers or market share, which could adversely affect our achievement of revenue growth.

The industries we serve are characterized by rapid technological change and frequent new service offerings and are highly competitive with respect to the need for innovation. Significant technological changes could make our technology and services obsolete, less marketable or less competitive. We must adapt to these rapidly changing markets by continually improving the features, functionality, reliability and responsiveness of our products and services, and by developing new features, services and applications to meet changing customer needs and further address the markets we serve. Our ability to take advantage of opportunities in the markets we serve may require us to invest in development and incur other expenses well in advance of our ability to generate revenues from these offerings or services. We may not be able to adapt to these challenges or respond successfully or in a cost-effective way. Our failure to do so would adversely affect our ability to compete and retain customers and/or market share and could adversely affect our achievement of revenue growth. In addition, as we expand our service offerings, we may face competition from new and existing competitors. It is also possible that our customers could decide to create, invest in or collaborate in the creation of competitive products that might limit or reduce their need for our products, services and solutions. Further, we may experience delays in the development of one or more features of our offerings, which could materially reduce the potential benefits to us providing these services. In addition, our present or future service offerings may not satisfy the evolving needs of the industry in which we operate. If we are unable to anticipate or respond adequately to these evolving market needs, due to resource, technological or other constraints, our business and results of operations could be harmed. In addition, the arrival of new market entrants could reduce the demand for our services or cause us to reduce our pricing, resulting in a loss of revenue and adversely affecting our business, results of operations and financial condition. Also, the use of internal technologies, developed by our customers or their advisers, could reduce the demand for our services, result in pricing pressures or cause a reduction in our revenue. If we fail to manage these challenges adequately, our business, results of operations and financial condition could be adversely affected.

The success of our business depends on our ability to achieve or sustain market acceptance of our services and solutions at desired pricing levels.

Our competitors and customers may cause us to reduce the prices we charge for our services and solutions. Our current or future competitors may offer our customers services at reduced prices or bundling and pricing services in a manner that may make it difficult for us to compete. Customers with a significant volume of transactions may attempt to use this leverage in pricing negotiations with us. Also, if our prices are too high, current or potential customers may find it economically advantageous to handle certain functions internally instead of using our services. We may not be able to offset the effects of any price reductions by increasing the number of transactions we handle or the number of customers we serve, by generating higher revenue from enhanced services or by reducing our costs. If these or other sources of pricing pressure cause us to reduce the pricing of our service or solutions below desirable levels, our business and results of operations may be adversely affected.

If we do not continue to improve our operational, financial and other internal controls and systems to manage our growth and size, our business, results of operations and financial condition could be adversely affected.

Our historic and anticipated growth will continue to place significant demands on our management and other resources and will require us to continue to develop and improve our operational, financial and other internal controls. In particular, our growth will increase the challenges involved in:

•	recruiting, training and retaining technical, finance, marketing and management personnel with the knowledge, skills and experience that our business model requires;

•	maintaining high levels of customer satisfaction;

•	developing and improving our internal administrative infrastructure, particularly our financial, operational, communications and other internal systems;

•	preserving our culture, values and entrepreneurial environment; and

•	effectively managing our personnel and operations and effectively communicating to our personnel worldwide our core values, strategies and goals.

In addition, the increasing size and scope of our operations increase the possibility that a member of our personnel will engage in unlawful or fraudulent activity, breach our contractual obligations, or otherwise expose us to unacceptable business risks, despite our efforts to train our people and maintain internal controls to prevent such instances. If we do not continue to develop and implement the right processes and tools to manage our enterprise, our business, results of operations and financial condition could be adversely affected.

Technology drives our products and services. If we fail to keep pace with technological advances in the industry, or if we pursue technologies that do not become commercially accepted, customers may not buy our products or use our services.

The telecommunications industry uses numerous and varied technologies, and large service providers often invest in several and, sometimes, incompatible technologies. The industry also demands frequent and, at times, significant technology upgrades. Furthermore, enhancing our services revenues requires that we develop and maintain leading tools. We will not have the resources to invest in all of these existing and potential technologies. As a result, we concentrate our resources on those technologies that we believe have or will achieve substantial customer acceptance and in which we will have appropriate technical expertise. However, existing products often have short product life cycles characterized by declining prices over their lives. In addition, our choices for developing technologies may prove incorrect if customers do not adopt the products that we develop or if those technologies ultimately prove to be unviable. Our revenues and operating results will depend, to a significant extent, on our ability to maintain a product portfolio and service capability that is attractive to our customers; to enhance our existing products; to continue to introduce new products successfully and on a timely basis and to develop new or enhance existing tools for our services offerings.

The development of new technologies remains a significant risk to us, due to the efforts that we still need to make to achieve technological feasibility, due to rapidly changing customer markets; and due to significant competitive threats.

Our failure to bring these products to market in a timely manner could result in a loss of market share or a lost opportunity to capitalize on new markets for emerging technologies and could have a material adverse impact on our business and operating results.

The success of our business depends on the continued growth in demand for connected devices and the continued availability of high-speed access to the Internet.

The future success of our business depends upon the continued growth in demand for connected devices and business transactions on the Internet, and on our customers having high-speed access to the Internet, as well as the continued maintenance and development of the Internet infrastructure. While we believe the market for connected devices will continue to grow for the foreseeable future, we cannot accurately predict the extent to which demand for connected devices will increase, if at all and the ability to attract consumers who have historically purchased wireless services and devices through traditional retail stores. If the demand for connected devices were to slow down or decline, our business and results of operations may be adversely affected. If for any reason the Internet does not remain a widespread communications medium and commercial platform, the demand for our services would be significantly reduced, which would harm our business, results of operations and financial condition.

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

Our cloud-based service strategy may not be successful. We enable our customers to offer their subscribers the ability to backup, restore and share content across multiple devices through a cloud-based environment. Some businesses may still be uncertain as to whether a cloud-based service like ours is appropriate for their business needs. The success of our offerings is dependent upon continued acceptance by and growth in subscribers of cloud-based services in general and there can be no guarantee of the adoption rate by these subscribers. Many organizations have invested substantial personnel and financial resources to integrate traditional enterprise software into their organizations and, therefore, may be reluctant or unwilling to migrate to a cloud-based model for storing, accessing, sharing and managing their content. Because we derive, and expect to continue to derive, a substantial portion of our revenue and cash flows from sales of our cloud-based solutions, our success will depend to a substantial extent on the widespread adoption of cloud computing for companies in general. Our cloud strategy will continue to evolve, and we may not be able to compete effectively, generate significant revenues or maintain profitability. While we believe our expertise, investments in infrastructure, and the breadth of our cloud-based services provides us with a strong foundation to compete, it is uncertain whether our strategies will attract the users or generate the revenue required to be successful. In addition to software development costs, we incur costs to build and maintain infrastructure to support cloud-based services. It is difficult to predict customer adoption rates and demand for our services, the future growth rate and size of the cloud computing market or the entry of competitive services. The expansion of a cloud-based enterprise software market depends on a number of factors, including the cost, performance and perceived value associated with cloud computing, as well as the ability of companies that provide cloud-based services to address security and privacy concerns. If we or other providers of cloud-based services experience security incidents, loss of customer data, disruptions in delivery or other problems, the market for cloud-based services as a whole, including our services, may be negatively affected. If there is a reduction in demand for cloud-based services caused by a lack of customer acceptance, technological challenges, weakening economic conditions, security or privacy concerns, competing technologies and products, decreases in corporate spending or otherwise, we could experience decreased revenue, which could harm our growth rates and adversely affect our business and operating results.

Government regulation of the Internet and e-commerce and of the international exchange of certain information is subject to possible unfavorable changes, and our failure to comply with applicable regulations could harm our business and operating results.

As Internet commerce continues to evolve, increasing regulation by federal, state, local and foreign governments becomes more likely. For example, we believe increased regulation is likely in the area of data privacy. Further, laws and regulations applying to the solicitation, collection, processing or use of personal or consumer information could affect our customers’ ability to use and share data, potentially reducing demand for our products and services. In addition, taxation of products and services provided over the Internet or other charges imposed by government agencies or by private organizations for accessing the Internet may also be imposed. Any regulation imposing greater fees for Internet use or restricting the exchange of information over the Internet could result in reduced growth or a decline in the use of the Internet and could diminish the viability of our Internet-based services, which could harm our business and operating results.

Our business depends substantially on customers renewing and expanding their subscriptions for our services. Any decline in our customer renewals and expansions would harm our future operating results.

We enter into subscription agreements with certain of our customers that are generally one to two years in length. As a result, maintaining the renewal rate of those subscription agreements is critical to our future success. We cannot provide assurance that any of our customer agreements will be renewed, as our customers have no obligation to renew their subscriptions for our services after the expiration of the initial term of their agreements. The loss of any customers that individually or collectively account for a significant amount of our revenues would have a material adverse effect on our results of operations or financial condition. If our renewal rates are lower than anticipated or decline for any reason, or if customers renew on terms less favorable to us, our revenue may decrease, and our profitability and gross margin may be harmed, which would have a material adverse effect on our business, results of operations and financial condition.

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

Our top five customers accounted for 72% for the year ended December 31, 2017 compared to 74% for the year ended December 31, 2016. Of these customers, Verizon accounted for more than 10% of our revenues in 2017. There are inherent risks whenever a large percentage of total revenues are concentrated with a limited number of customers.

It is not possible for us to predict the future level of demand for our services that will be generated by these customers or the future demand for the products and services of these customers in the end-user marketplace. In addition, revenues from these larger customers may fluctuate from time to time based on the commencement and completion of projects, the timing of which may be affected by market conditions or other factors, some of which may be outside of our control. Further, some of our contracts with these larger customers permit them to terminate our services at any time (subject to notice and certain other provisions). If any of our major customers experience declining or delayed sales due to market, economic or competitive conditions, we could be pressured to reduce the prices we charge for our services or we could lose the customer. Any such development could have an adverse effect on our margins and financial position and would negatively affect our revenues and results of operations and/or trading price of our common stock.

Our revenue for a particular period may be difficult to predict, and a shortfall in revenue may harm our operating results.

As a result of a variety of factors discussed in this report, our revenue for a particular quarter is difficult to predict, especially in light of a challenging and inconsistent global macroeconomic environment and related market uncertainty. Our revenue may grow at a slower rate than in past periods or decline as it has in the past on a year-over-year basis. Our ability to meet financial expectations could also be adversely affected if the nonlinear sales pattern seen in some of our past quarters recurs in future periods.

The timing of large orders can also have a significant effect on our business and operating results from quarter to quarter. From time to time, we receive large orders that have a significant effect on our operating results in the period in which the order is recognized as revenue. The timing of such orders is difficult to predict, and the timing of revenue recognition from such orders may affect period to period changes in revenue. As a result, our operating results could vary materially from quarter to quarter based on the receipt of such orders and their ultimate recognition as revenue.

We plan our operating expense levels based primarily on forecasted revenue levels. These expenses and the impact of long-term commitments are relatively fixed in the short term. A shortfall in revenue could lead to operating results being below expectations because we may not be able to quickly reduce these fixed expenses in response to short-term business changes.

Any of the above factors could have a material adverse impact on our operations and financial results.

If we do not meet our revenue forecasts, we may be unable to reduce our expenses in a timely fashion to avoid or minimize harm to our results of operations.

Our revenues are difficult to forecast and are likely to fluctuate significantly from period to period, particularly as we continue to implement our business strategy. We base our operating expense and capital investment budgets on expected sales and revenue trends, and many of our expenses, such as office and equipment leases and personnel costs, will be relatively fixed in the short term and will increase over time as we make investments in our business. Our estimates of sales trends may not correlate with actual revenues in a particular quarter or over a longer period of time. Variations in the rate and timing of conversion of our sales prospects into sales and actual revenues could cause us to plan or budget inaccurately and those variations could adversely affect our financial results. In particular, delays, reductions in amount or cancellation of customers’ contracts would adversely affect the overall level and timing of our revenues, and our business, results of operations and financial condition could be harmed. Due to the relatively fixed nature of many of our expenses, we may be unable to adjust spending quickly enough to offset any unexpected revenue shortfall. In the course of our sales to customers, we may encounter difficulty collecting accounts receivable and could be exposed to risks associated with uncollectible accounts receivable. In the event we are unable to collect on our accounts receivable, it could negatively affect our cash flows, operating results and business.

Because we recognize revenue for certain of our products and services ratably over the term of our customer agreements, downturns or upturns in the value of signed contracts will not be fully and immediately reflected in our operating results.

We offer certain of our products and services primarily through fixed or variable commitment contracts and recognize revenue ratably over the related service period, which typically ranges from twelve to twenty-four months. As a result, some portion of the revenue we report in each quarter is revenue from contracts entered into during prior periods. Consequently, a decline in signed contracts in any quarter will not be fully and immediately reflected in revenue for that quarter, but may instead negatively affect our revenue in future quarters. In addition, we may be unable to adjust our cost structure to offset this reduced revenue. Similarly, revenue attributable to an increase in contracts signed in a particular quarter will not be fully and immediately recognized, as revenue from new or renewed contracts is recognized ratably over the applicable service period. Because we incur certain sales costs at the time of sale, we may not recognize revenues from some customers despite incurring considerable expense related to our sales processes. Timing differences of this nature could cause our margins and profitability to fluctuate significantly from quarter to quarter.

Our offerings of new services or products may be subject to complex revenue recognition standards, which could materially affect our financial results.

As we introduce new services or products, revenue recognition could become increasingly complex and require additional analysis and judgment. Additionally, for new contracts with existing customers, we may negotiate and revise previously used terms and conditions of our contracts with these customers and channel partners, which may also cause us to revise our revenue recognition policies. As our arrangements with customers change, we may be required to defer a greater portion of revenue into future periods, which could materially and adversely affect our financial results.

Failure to maintain the confidentiality, integrity and availability of our systems, software and solutions could seriously damage our reputation and affect our ability to retain customers and attract new business.

Maintaining the confidentiality, integrity and availability of our systems, software and solutions is an issue of critical importance for us and for our customers and users who rely on our systems to store and exchange large volumes of information, much of which is proprietary and confidential. There appears to be an increasing number of individuals, governments, groups and computer “hackers” developing and deploying a variety of destructive software programs (such as viruses, worms and other malicious software) that could attack our computer systems or solutions or attempt to infiltrate our systems. We make significant efforts to maintain the confidentiality, integrity and availability of our systems, solutions and source code. Despite significant efforts to create security barriers, it is virtually impossible for us to mitigate this risk entirely because techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not recognized until launched against a target. Like all software solutions, our software is vulnerable to these types of attacks. An attack of this type could disrupt the proper functioning of our software solutions, cause errors in the output of our customers’ work, allow unauthorized access to sensitive, proprietary or confidential information of ours or our customers and other destructive outcomes. If an actual or perceived breach of our security were to occur, our reputation could suffer, customers could stop buying our solutions and we could face lawsuits and potential liability, any of which could cause our financial performance to be negatively impacted. Though we maintain professional liability insurance that may be available to provide coverage if a cybersecurity incident were to occur, there can be no assurance that insurance coverage will be available or that available coverage will be sufficient to cover losses and claims related to any cybersecurity incidents we may experience.

There is also a danger of industrial espionage, cyber-attacks, misuse or theft of information or assets (including source code), or damage to assets by people who have gained unauthorized access to our facilities, systems or information, which could lead to the disclosure of portions of our source code or other confidential information, improper usage and distribution of our solutions without compensation, illegal or inappropriate usage of our systems and solutions, jeopardizing of the security of information stored in and transmitted through our computer systems, manipulation and destruction of data, defects in our software and downtime issues. Although we actively employ measures to combat unlicensed copying, access and use of our facilities, systems, software and intellectual property through a variety of techniques, preventing unauthorized use or infringement of our rights is inherently difficult. The occurrence of an event of this nature could adversely affect our financial results or could result in significant claims against us for damages. Further, participating in either a lawsuit to protect against unauthorized access to, usage of or disclosure of any of our solutions or any portion of our source code or the prosecution of an individual in connection with a cybersecurity breach could be costly and time-consuming and could divert management’s attention and adversely affect the market’s perception of us and our solutions.

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

The confidentiality, integrity and availability of our systems could also be jeopardized by a breach of our internal controls and policies by our employees, consultants or subcontractors having access to our systems. If our systems fail or are breached as a result of a third-party attack or an error, violation of internal controls or policies or a breach of contract by an employee, consultant or subcontractor that results in the unauthorized use or disclosure of proprietary or confidential information or customer data (including information about the existence and nature of the projects and transactions our customers are engaged in), we could lose business, suffer irreparable damage to our reputation and incur significant costs and expenses relating to the investigation and possible litigation of claims relating to such event. We could be liable for damages, penalties for violation of applicable laws or regulations and costs for remediation and efforts to prevent future occurrences, any of which liabilities could be significant. There can be no assurance that the limitations of liability in our contracts would be enforceable or adequate or would otherwise protect us from liabilities or damages with respect to any particular claim. We also cannot assure that our existing general liability insurance coverage, coverage for errors and omissions and cyber liability insurance will continue to be available on acceptable terms in sufficient amounts to cover one or more large claims, or that the insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceeds our available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, financial condition and results of operations. Furthermore, litigation, regardless of its outcome, could result in a substantial cost to us and divert management’s attention from our operations. Any significant claim against us or litigation involving us could have a material adverse effect on our business, financial condition and results of operations.

We have implemented a number of security measures designed to ensure the security of our information, IT resources and other assets. Nonetheless, unauthorized users could gain access to our systems through cyber attacks and steal, use without authorization and sabotage our intellectual property and confidential data. Any security breach, misuse of our IT systems or theft of our or our customers’ intellectual property or data could lead to customer losses, non-renewal of customer agreements, loss of production, recovery costs or litigation brought by customers or business partners, any of which could adversely impact our cash flows and reputation and could have an adverse impact on our disclosure controls and procedures.

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

Many of our current and planned products are highly complex and may contain defects or errors that are detected only after deployment in telecommunications networks. If that occurs, our reputation may be harmed.

Our products are highly complex, and we cannot assure customers that our extensive product development, production and integration testing is, or will be, adequate to detect all defects, errors, failures and quality issues that could affect customer satisfaction or result in claims against us. As a result, we might have to replace certain components and/or provide remediation in response to the discovery of defects in products that have been supplied to customers.

The occurrence of any defects, errors, failures or quality issues could result in cancellation of orders, product returns, diversion of our resources, legal actions by customers or customers’ end users and other losses to us or to our customers or end users. These occurrences could also result in the loss of or delay in market acceptance of our products, in the loss of sales, or in the need to create provisions, which would harm our business and adversely affect our revenues and profitability.

Compliance with changing data protection and European privacy laws could require us to incur significant costs or experience significant business disruption and failure to so comply could result in an adverse impact on our business.

Our solutions provide our customers, for example, with access to websites to conduct e-commerce transactions or access to important data and central locations where they can post information and make it accessible to other parties they authorize. In connection with offering our solutions to customers and their invited guests, we collect user information related to the individuals who access our software solutions and personal data about our and our affiliates’ employees in the European Union (“EU”).

EU Directive 95/46/EC (the “Directive”), which covers the protection of the processing of personal data about individuals and on the free movement of such data, has required European Union member states to implement data protection laws to meet the strict privacy requirements of the Directive. Among other requirements, the Directive has regulated transfers of personal data that is subject to the Directive, (“Personal Data”) to countries, outside the European Economic Area, (the “EEA”), that have not been found to provide adequate protection to such Personal Data. We have in the past relied upon adherence to the U.S. Department of Commerce’s Safe Harbor Privacy Principles and compliance with the U.S.-EU Safe Harbor Framework as agreed to and set forth by the U.S. Department of Commerce and the European Union (the “Safe Harbor Framework”), which established a means for legitimating the transfer of Personal Data by data controllers in the EEA to the United States. However, as a result of the October 6, 2015 European Union Court of Justice, (“ECJ”) opinion in Case C-362/14 (Schrems v. Data Protection Commissioner) the Safe Harbor Framework was struck down as a valid method of compliance with requirements set forth in the Directive (and member states’ implementations thereof) regarding the transfer of Personal Data outside of the EEA.

The successor to the Safe Harbor Framework, the EU-US Privacy Shield Framework (the “Privacy Shield”), was adopted in July 2016. We certified to the Privacy Shield in October 2016. The adequacy of the Privacy Shield, however, is currently being challenged in European courts. We cannot be assured that the Privacy Shield will not follow the path of the Safe Harbor Framework and as such we will continue to face uncertainty as to whether our efforts to comply with our current obligations related to the transfer of Personal Data under European privacy laws will be sufficient. If we are investigated by a European data protection authority, we may face fines and other penalties. Any such investigation or charges by European data protection authorities could have a negative effect on our existing business and on our ability to attract and retain new customers.

We have undertaken efforts to conform transfers of Personal Data from the EEA based on current regulatory obligations, the guidance of data protection authorities and evolving best practices. Despite these efforts, including pursuant to the General Data Protection Regulation ("GDPR"), we may be unsuccessful in establishing conforming means of transferring such data from the EEA, including due to ongoing legislative activity, which may vary the current data protection landscape.

Effective as of May 25, 2018, the Directive (and member states' implementations thereof) was replaced by the requirements of Regulation (EU) 2016/679, the GDPR. The GDPR re-defines what information is considered to be Personal Data and applies to any company established in the EU, as well as companies outside the EU that collect and use Personal Data in connection with offering goods or services to individuals in the EU or that monitor the behavior or EU residents (for example, through monitoring of online activities). The GDPR increases data protection obligations for data processors and data controllers, including, for example, by imposing: specific and expanded disclosure obligations about how we may use Personal Data; limitations on how much information we can collect and for how long it can be retained; contract requirements with our data processing partners, even for existing relationships; requirements regarding our accountability and transparency related to Personal Data; and our mandatory data breach notification requirements. Given the breadth and depth of changes in these data protection and privacy obligations, our preparations to meet the GDPR's requirements requires a significant expenditure of time and resources, including reviewing the technologies, systems and procedures that we currently use against the GDPR's requirements. We have worked with a third party to assist us in undertaking a data protection review, and implementing any remedial changes designed to ensure GDPR compliance.

The GDPR expands the scope of direct liability to both data controllers and data processors. Depending on the nature of the violation, non-compliance could result in fines of up to €20 million or 4% of our total worldwide annual turnover, whichever is higher. Under the GDPR, supervisory data protection authorities can also conduct audits, issue warnings and public censures, and order the temporary or permanent suspension of data transfers and/or data processing activities (that is, our business as it relates to EU data subjects would be shut down). Also, EU data subjects may seek enforcement of their individual rights through a supervisory authority or through a judicial remedy in national court. In addition to this private right of action for individuals, the GDPR also provides that data subjects may claim through the EU equivalent of consumer class actions.

Separate from the GDPR, there are other EU laws and regulations (and member states' implementations thereof) that apply to the protection of consumers and electronic communications and that are also evolving, which may apply to our businesses. For instance, the current European laws that cover the use of cookies and similar technology and marketing online or by electronic means are under reform. A draft of the new ePrivacy Regulation extends the strict opt-in marketing rules (with limited exceptions for business-to-business communications), alters rules on third-party cookies, web beacons and similar technology and significantly increases penalties. We cannot yet determine the impact such future laws, regulations and standards may have on our business. Such laws and regulations are often subject to differing interpretations and may be inconsistent among jurisdictions.

We may incur substantial expense in attempting to comply with the new obligations imposed by the GDPR and we may be required to make significant changes in our business operations and product and services development, all of which may adversely affect our revenues and our business.

We may also experience hesitancy, reluctance or refusal by European or multi-national customers to continue to use our services due to the potential risk exposure that these customers might face as a result the current or future data protection obligations imposed on them by certain data protection authorities. These customers may also view any alternative approaches to compliance as being too costly, too burdensome, too legally uncertain or otherwise objectionable and therefore decide not to do business with us.

We and our customers are at risk of enforcement actions taken by certain EU data protection authorities until such time as we may be able to ensure that all transfers of Personal Data to us from the EEA, and our use, disclosure and retention of such Personal Data are conducted in compliance with all applicable regulatory obligations, the guidance of data protection authorities and evolving best practices. We may find it necessary to establish additional or different physical, technical or administrative procedures or systems to maintain Personal Data originating from the EU in the EEA, which may involve substantial expense and may cause us to need to divert resources from other aspects of our business, all of which may adversely affect our business. As a result, we may be required to make significant changes in our business operations, all of which may adversely affect our revenues and our business overall.

Compromises to our privacy safeguards or disclosure of confidential information could impact our reputation.

Names, addresses, telephone numbers, credit card data and other personal identification information, (“PII”) are collected, processed and stored in our systems. Our treatment of this kind of information is subject to contractual restrictions and federal, state and foreign data privacy laws and regulations. We have implemented steps designed to protect against unauthorized access to such information and comply with these laws and regulations. Because of the inherent risks and complexities involved in protecting this information, the steps we have taken to protect PII may not be sufficient to prevent the misappropriation or improper disclosure of such PII. If misappropriation or disclosure of PII were to occur, our business could be harmed through reputational injury, litigation and possible damages claimed by the affected end customers, including in some cases costs related to customer notification and fraud monitoring, or potential fines from regulatory authorities. We may need to incur significant costs or modify our business practices and/or our services in order to comply with these data privacy and protection laws and regulations in the future. Even the mere perception of a security breach or inadvertent disclosure of PII could adversely affect our business and results of operations. In addition, third party vendors that we engage to perform services for us may unintentionally release PII or otherwise fail to comply with applicable laws and regulations. Our insurance may not cover potential claims of this type or may not be adequate to cover all costs incurred in defense of potential claims or to indemnify us for all liability that may be imposed. Concerns about the security of online transactions and the privacy of PII could deter consumers from transacting business with us on the Internet. The occurrence of any of these events could have an adverse effect on our business, financial position, and results of operations.

Downgrades in our credit ratings may increase our future borrowing costs, limit our ability to raise capital, cause our stock price to decline or reduce analyst coverage, any of which could have a material adverse impact on our business.

Credit rating agencies review their ratings periodically and, therefore, the credit rating assigned to us by each of the rating agencies may be subject to revision at any time. Factors that can affect our credit ratings include changes in our operating performance, the economic environment, our financial position, conditions in and periods of disruption in any of our principal markets and changes in our business strategy. If weak financial market conditions or competitive dynamics cause any of these factors to deteriorate, we could see a reduction in our corporate credit rating. Since investors, analysts and financial institutions often rely on credit ratings to assess a company’s creditworthiness and risk profile, make investment decisions and establish threshold requirements for investment guidelines, our ability to raise capital, our access to external financing, our ability to refinance our indebtedness, our stock price and analyst coverage of our stock could be negatively impacted by a downgrade to our credit rating.

Changes in laws, regulations or governmental policy applicable to our customers or potential customers may decrease the demand for our solutions or increase our costs.

The level of our customers’ and potential customers’ activity in the business processes our services are used to support is sensitive to many factors beyond our control, including governmental regulation and regulatory policies. Many of our customers and potential customers in the telecommunications and other industries are subject to substantial regulation and may be the subject of further regulation in the future. Accordingly, significant new laws or regulations or changes in, or repeals of, existing laws, regulations or governmental policy may change the way these customers do business and could cause the demand for and sales of our solutions to decrease. Any change in the scope of applicable regulations that either decreases the volume of transactions that our customers or potential customers enter into or otherwise negatively impacts their use of our solutions would have a material adverse effect on our revenues or gross margins, or both. Moreover, complying with increased or changed regulations could cause our operating expenses to increase as we may have to reconfigure our existing services or develop new services to adapt to new regulatory rules and policies, either of which would require additional expense and time. Additionally, the information provided by, or residing in, the software or services we provide to our customers could be deemed relevant to a regulatory investigation or other governmental or private legal proceeding involving our customers, which could result in requests for information from us that could be expensive and time consuming for us to address or harm our reputation since our customers rely on us to protect the confidentiality of their information. These types of changes could adversely affect our business, results of operations and financial condition.

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

Consolidation in the communications industry or the other industries that we serve can reduce the number of actual and potential customers and adversely affect our business.

There has been, and there continues to be, merger, acquisition, alliance and consolidation activity among our customers. Mergers, acquisitions, alliances or consolidations of companies in the communications industry or other industries that we serve, have reduced and may continue to reduce the number of our customers and potential customers for our solutions, resulting in a smaller market for our services, which could have a material adverse impact on our business and results of operations. In addition, it is possible that the larger institutions that result from mergers or consolidations could themselves perform some or all of the services that we currently provide or could provide in the future. Should one or more of our significant customers acquire, consolidate or enter into an alliance with an entity or decide to either use a different service provider or to manage its transactions internally, this could have a negative material impact on our business. Any such consolidations, alliances or decisions to manage transactions internally may cause us to lose customers or require us to reduce prices as a result of enhanced customer leverage, which would have a material adverse effect on our business. We may not be able to offset the effects of any price reductions. We may not be able to expand our customer base to make up any revenue declines if we lose customers or if our transaction volumes decline.

Failures or interruptions of our systems and services could materially harm our revenues, impair our ability to conduct our operations and damage relationships with our customers.

Our success depends on our ability to provide reliable services to our customers and process a high volume of transactions in a timely and effective manner. Although we operate disaster recovery solutions, our network operations are susceptible to damage or interruption from human error, fire, flood, power loss, telecommunications failure, terrorist attacks and similar events. We could also experience failures or interruptions of our systems and services, or other problems in connection with our operations, as a result of, among other things:

•	damage to, or failure of, our computer software or hardware or our connections and outsourced service arrangements with third parties;

•	errors in the processing of data by our systems;

•	computer viruses or software defects;

•	physical or electronic break-ins, sabotage, intentional acts of vandalism and similar events;

•	fire, cybersecurity attack, terrorist attack or other catastrophic event;

•	increased capacity demands or changes in systems requirements of our customers; or

•	errors by our employees or third-party service providers.

We rely on various systems and applications to support our internal operations, including our billing, financial reporting and customer contracting functions. The availability of these systems and applications is essential to us and delays, disruptions or performance problems may adversely impact our ability to accurately bill our customers, report financial information and conduct our business. Additionally, we may choose to replace or implement changes to these systems, including substituting traditional systems with cloud-based solutions, which could be time-consuming and expensive, and which could result in delays in the ongoing operational processes these software solutions support. Further, our cloud-based solutions may experience disruptions and outages that are beyond our control as we rely on third party vendors to support these solutions and assure their continued availability. We have also acquired a number of companies, products, services and technologies over the last several years. While we make significant efforts to address any IT security issues with respect to our acquisitions, we may still inherit certain risks when we integrate these acquisitions. In addition, our business interruption insurance may be insufficient to compensate us for losses or liabilities that may occur. Any interruptions in our systems or services could damage our reputation and substantially harm our business and results of operations.

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

The telecommunications sector has at times faced significant challenges resulting from significant changes in technology and consumer behavior, excess capacity, poor operating results and financing difficulties. The sector’s financial status has also at times been uncertain and access to debt and equity capital has been seriously limited. The impact of these events on us could include slower collection on accounts receivable, higher bad debt expense, uncertainties due to possible customer bankruptcies, lower pricing on new customer contracts, lower revenues due to lower usage by the end customer and possible consolidation among our customers, which will put our customers and operating performance at risk. In addition, because we operate in the communications sector, we may also be negatively impacted by limited access to debt and equity capital.

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

We are exposed to our customers’ credit risk.

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

Any damage to, or failure or capacity limitations of, our systems and our related network could result in interruptions in our service that could cause us to lose revenue, issue credits or refunds or could cause our customers to terminate their subscriptions for our services, in each case adversely affecting our renewal rates. Since our customers use our service for important aspects of their businesses, any errors, defects, disruptions in service or other performance problems could hurt our reputation and may damage our customers’ businesses. As a result, we may lose revenue, issue credits or refunds or customers could elect not to renew our services or delay or withhold payments to us. We could also lose future sales or customers may make claims against us, which could result in an increase in our provision for doubtful accounts, an increase in collection cycles for accounts receivable or the expense or risk of litigation.

Additionally, third-party software underlying our services can contain undetected errors or bugs. We may be forced to delay commercial release of our services until any discovered problems are corrected and, in some cases, may need to implement enhancements or modifications to correct errors that we do not detect until after deployment of our services. In addition, problems with the third-party software underlying our services could result in:

•	damage to our reputation;

•	loss of or delayed revenue;

•	loss of customers;

•	warranty claims or litigation;

•	loss of or delayed market acceptance of our services; or

•	unexpected expenses and diversion of resources to remedy errors.

We are participants in several joint ventures, which may subject us to certain risks relating to our ability to perform our obligations under the joint ventures, including funding future joint venture capital requirements.

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

If we are unable to protect our intellectual property rights, our competitive position could be harmed, or we could be required to incur significant expenses to enforce our rights.

Our success depends to a significant degree upon the protection of our software and other proprietary technology rights. We rely on trade secret, copyright and trademark laws and confidentiality agreements with employees and third parties, all of which offer only limited protection. We also regularly file patent applications to protect inventions arising from our research and development and have obtained a number of patents in the United States and other countries. There can be no assurance that our patent applications will be approved, that any issued patents will adequately protect our intellectual property, or that our patents will not be challenged by third parties. Also, much of our business and many of our solutions rely on key technologies developed or licensed by third or other parties and we may not be able to obtain or continue to obtain licenses and technologies from these third parties at all or on reasonable terms. The steps we have taken to protect our intellectual property may not prevent misappropriation of our proprietary rights or the reverse engineering of our solutions. Legal standards relating to the validity, enforceability and scope of protection of intellectual property rights in other countries are uncertain and may afford little or no effective protection of our proprietary technology. Consequently, we may be unable to prevent our proprietary technology from being exploited abroad, which could require costly efforts to protect our technology. Policing the unauthorized use of our products, trademarks and other proprietary rights is expensive, difficult and, in some cases, impossible. Litigation may be necessary in the future to enforce or defend our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. For example, in June 2018, Dropbox, Inc., a public company that provides cloud-based file sharing products, filed a patent infringement lawsuit against us in the United States District Court of Northern California, claiming three counts of patent infringement and seeking injunctive relieve, among other remedies. We do not currently believe that this matter is likely to have a material adverse effect on our consolidated results of operation, cash flows, or our financial position, and we intend to vigorously defend this lawsuit, and believe we have valid defenses to the claims. This type of litigation could result in substantial costs and diversion of management resources, either of which could materially harm our business. Accordingly, despite our efforts, we may not be able to prevent third parties from infringing upon or misappropriating our intellectual property.

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

We have made, and in the future intend to form joint ventures, make acquisitions of and investments in companies, technologies or products in existing, related or new markets for us that we believe may enhance our market position or strategic strengths. However, we cannot be sure that any acquisition or investment will ultimately enhance our products or strengthen our competitive position. Acquisitions involve numerous risks, including but not limited to:

•	diversion of management’s attention from other operational matters;

•	inability to identify acquisition candidates on terms acceptable to us or at all, or inability to complete acquisitions as anticipated or at all;

•	inability to realize anticipated benefits or commercialize purchased technologies;

•	exposure to operational risks, rules and regulations to the extent such activities are located in countries where we have not historically done business;

•	unknown, underestimated and/or undisclosed commitments or liabilities;

•	incurrence of debt, contingent liabilities or future write-offs of intangible assets or goodwill;

•	dilution of ownership of our current stockholders if we issue shares of our common stock;

•	higher than expected transaction costs; and

•	ineffective integration of operations, technologies, products or employees of the acquired companies.

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

We rely on third parties for the maintenance of certain of the equipment running our solutions and software at geographically dispersed hosting facilities with third parties. If we are unable to renew, extend or replace our agreements with any of our third-party hosting facilities, we may be unable to arrange for replacement services at a similar cost and in a timely manner, which could cause an interruption in our service. We do not control the operation of these third-party facilities, each of which may be subject to damage or interruption from earthquakes, floods, fires, power loss, telecommunications failures or similar events. These facilities may also be subject to break-ins, sabotage, intentional acts of vandalism or similar misconduct. Despite precautions taken at these facilities, the occurrence of a natural disaster, cessation of operations by our third-party web hosting provider or a third party’s decision to close a facility without adequate notice or other unanticipated problems at any facility could result in lengthy interruptions in our service. In addition, the failure by these facilities to provide our required data communications capacity could result in interruptions in our service.

Due to the global nature of our operations, political or economic changes or other factors in a specific country or region could harm our operating results and financial condition.

We conduct significant sales and customer support operations in countries around the world. As such, our growth depends in part on our increasing sales into emerging countries. We also depend on non-U.S. operations of our contract manufacturers, component suppliers and distribution partners. Emerging countries in the aggregate experienced a decline in orders during fiscal 2017 and certain prior periods. We continue to assess the sustainability of any improvements in these countries and there can be no assurance that our investments in these countries will be successful. Our future results could be materially adversely affected by a variety of political, economic or other factors relating to our operations inside and outside the United States, including impacts from global central bank monetary policy; issues related to the political relationship between the United States and other countries that can affect the willingness of customers in those countries to purchase products from companies headquartered in the United States; and the challenging and inconsistent global macroeconomic environment, any or all of which could have a material adverse effect on our operating results and financial condition, including, among others, the following:

•	Foreign currency exchange rates;

•	Political or social unrest;

•
Economic instability or weakness or natural disasters in a specific country or region, including the current economic challenges in China and global economic ramifications of Chinese economic difficulties; instability as a result of Brexit; environmental and trade protection measures and other legal and regulatory requirements, some of which may affect our ability to import our products, to export our products from, or sell our products in various countries;

•	Political considerations that affect service provider and government spending patterns;

•	Health or similar issues, such as a pandemic or epidemic;

•	Difficulties in staffing and managing international operations; or

•	Adverse tax consequences, including imposition of withholding or other taxes on our global operation.

Our expansion into additional international markets may be subject to uncertainties that could increase our costs to comply with regulatory requirements in foreign jurisdictions, disrupt our operations and require increased focus from our management.

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

We consider the USA dollar to be our functional currency. However, given our international operations we currently have, and expect to have in the future, revenue and expenses and related assets and liabilities denominated in foreign currencies. Foreign currency transaction exposure results primarily from transactions with customers or vendors denominated in currencies other than the functional currency of the entity in which we record the transaction. Any fluctuation in the exchange rate of these foreign currencies may positively or negatively affect our business, financial condition and operating results.

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

Similarly, our financial performance may be impacted by fluctuations in currency exchange rates when it comes to our non-U.S. dollar denominated expenses. The third-party vendors and suppliers to whom we owe payments for non-U.S. dollar denominated expenses may, or may not, decide to increase or decrease their pricing to reflect fluctuations in foreign currency exchange rates.

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

We have experienced recent management changes.

On April 27, 2017, Ronald Hovsepian resigned his position as Chief Executive Officer. Our Board of Directors appointed Stephen G. Waldis as the Chief Executive Officer of the Company, effective April 27, 2017. Mr. Waldis continued as a member and Executive Chairman of the Board of Directors while serving as Chief Executive Officer between April 27, 2017 and November 13, 2017. Glenn Lurie was appointed as our Chief Executive Officer and member of the Board of Directors effective November 13, 2017. Upon Mr. Lurie’s appointment, Mr. Waldis resumed his position as only a member and Executive Chairman of the Board of Directors.

On February 27, 2017, Karen Rosenberger resigned from her position as EVP, Chief Financial Officer & Treasurer, and effective that date, John Frederick was subsequently appointed as Chief Financial Officer, and thereafter, resigned from his position effective April 27, 2017. Our Board of Directors appointed Lawrence Irving as the Chief Financial Officer of the Company, effective April 27, 2017.

These changes have been disruptive to the management and operations of the Company and could have a material effect on our business, operating results and financial conditions. Additional turnover at the senior management level may create instability within the Company and our employees may decide to terminate their employment, which could further impede the Company’s maintenance of its day to day operations. Such instability could impede our ability to implement fully our business plan and growth strategy, which would harm our business and prospects.

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

A portion of the technologies licensed by us incorporates “open source” software, and we may incorporate open source software in the future. Open source software is generally licensed by its authors or other third parties under open source licenses. If we fail to comply with these licenses, we may be subject to certain conditions, including requirements that we offer any of our services that incorporate the open source software at no cost. Additionally, we may be required to make publicly available any source code for modifications or derivative works we create based upon, incorporating or using the open source software and/or license those modifications or alterations on terms that are unfavorable to us. If an author or other third party that distributes open source software were to allege that we had not complied with the conditions of one or more of these licenses, we could be required to incur significant legal expenses defending against such allegations and could be subject to significant damages, enjoined from selling those of our services that contained the open source software and required to comply with the foregoing conditions, which could disrupt the distribution and sale of some of our services.

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

Our Series A Convertible Participating Perpetual Preferred Stock (the “Series A Preferred Stock”) contains covenants that may limit our business flexibility.

On February 15, 2018, in accordance with the terms of that certain Securities Purchase Agreement dated as of October 17, 2017 with Silver Private Holdings I, LLC (“Silver”), an affiliate of Siris Capital Group, LLC, we issued to Silver 185,000 shares of our newly issued Series A Convertible Participating Perpetual Preferred Stock (the “Series A Preferred Stock”), par value $0.0001 per share, with an initial liquidation preference of $1,000 per share, in exchange for $97.7 million in cash and the transfer from Silver to us of 5,994,667 shares of our common stock held by Silver. In connection with the issuance of the Series A Preferred Stock, we filed a Certificate of Designations with the State of Delaware setting forth the rights, preferences, privileges, qualifications, restrictions and limitations on the Series A Preferred Stock (the “Series A Certificate”). The holders of a majority of the Series A Preferred Stock, voting separately as a class, are entitled at each of our annual meetings of stockholders or at any special meeting called for the purpose of electing directors (or by written consent signed by the holders of a majority of the then-outstanding shares of Series A Preferred Stock in lieu of such a meeting): (i) to nominate and elect two members of our Board of Directors for so long as the Preferred Percentage (as defined in the Series A Certificate) is equal to or greater than 10%; and (ii) to nominate and elect one member of our Board of Directors for so long as the Preferred Percentage is equal to or greater than 5% but less than 10%.

For so long as the holders of shares of our Series A Preferred Stock have the right to nominate at least one director, we are required to obtain the prior approval of Silver prior to taking certain actions, including:

(i)	certain dividends, repayments and redemptions;

(ii)	any amendment to our certificate of incorporation that adversely effects the rights, preferences, privileges or voting powers of the Series A Preferred Stock;

(iii)
issuances of stock ranking senior or equivalent to shares of Series A Preferred Stock (including additional shares of Series A Preferred Stock) in the priority of payment of dividends or in the distribution of assets upon any liquidation, dissolution or winding up of us;

(iv)	changes in the size of our Board of Directors;

(v)	any amendment, alteration, modification or repeal of the charter of our Nominating and Corporate Governance Committee of the Board of Directors and related documents; and

(vi)	any change in our principal business or the entry into any line of business outside of our existing lines of businesses.

In addition, in the event that we are in EBITDA Non-Compliance (as defined in the Series A Certificate or the undertaking of certain actions would result in Synchronoss exceeding a specified pro forma leverage ratio, then the prior approval of Silver would be required to incur indebtedness (or alter any debt document) in excess of $10.0 million, enter or consummate any transaction where the fair market value exceeds $5.0 million individually or $10.0 million in the aggregate in a fiscal year or authorize or commit to capital expenditures in excess of $25.0 million in a fiscal year.

There is no guarantee that the holders of the Series A Preferred Stock would approve any such restricted action, even where such an action would be in the best interests of our stockholders. Any failure to obtain such approval could harm our business and result in a decrease in the value of our common stock.

Our Series A Preferred Stock has rights, preferences and privileges that are not held by, and are preferential to, the rights of our common stockholders, which could adversely affect our liquidity and financial condition, and may result in the interests of the holders of our Series A Preferred Stock differing from those of our common stockholders.

The holders of our Series A Preferred Stock have the right to receive a liquidation preference entitling them to be paid out of our assets available for distribution to stockholders before any payment may be made to holders of any other class or series of capital stock, an amount equal to the greater of the stated value of such holder’s shares of Series A Preferred Stock or the amount that such holder would have been entitled to receive upon our liquidation, dissolution and winding up if all outstanding shares of such series of Series A Preferred Stock had been converted into common stock immediately prior to such liquidation, dissolution or winding up, plus accrued but unpaid dividends.

In addition, dividends on the Series A Preferred Stock accrue and are cumulative at the rate of 14.5% per annum, payable quarterly in arrears in cash or in-kind. The holders of our Series A Preferred Stock also have certain redemption rights, including the right to require us to repurchase all or any portion of the Series A Preferred Stock upon the occurrence of certain events.

These dividend and redemption obligations could impact our liquidity and reduce the amount of cash flows available for working capital, capital expenditures, growth opportunities, acquisitions, and other general corporate purposes. Our obligations to the holders of Series A Preferred Stock, including the requirement that we obtain the consent of the holders of Series A Preferred Stock prior to incurring additional indebtedness under certain circumstances, could also limit our ability to obtain additional financing or increase our borrowing costs, which could have an adverse effect on our financial condition. The preferential rights could also result in divergent interests between the holders of shares of Series A Preferred Stock and holders of our common stock. The two members of our Board of Directors elected by the Series A Preferred Stock, Frank Baker and Peter Berger, are affiliated with Silver, which holds all outstanding shares of our Series A Preferred Stock. Notwithstanding the fact that all directors are subject to fiduciary duties to us and to applicable law, the interests of the directors elected by the holders of the Series A Preferred may differ from the interests of our security holders as a whole or of our other directors.

The implementation by us of a new revenue recognition standard in 2018 require substantial preparation and expenditures, and our failure to properly implement these standards in a timely manner could result in inaccurate revenue recognition and inappropriate disclosures and cause us to fail to meet our financial reporting obligations.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued revenue recognition guidance under Accounting Standards Update (‘ASU”) 2014-09, “Revenue from Contracts with Customers,” (“ASC 606”), which is effective for our interim and annual periods beginning after December 15, 2017. Under this ASC 606 guidance, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The new guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue that is recognized.

In order to be able to comply with the requirements of ASC 606 beginning in the first quarter of 2018, we have updated our processes and our internal controls over financial reporting. This has required, and will continue to require, additional investments by us, and may require incremental resources and system configurations that could increase our operating costs in future periods. If we are not able to properly implement ASC 606 in a timely manner, the revenue that we recognize and the related disclosures that we provide under ASC 606 may not be complete or accurate, and we could fail to meet our financial reporting obligations in a timely manner, which could result in, among other things, regulatory discipline, failure to satisfy the requirements of our debt instruments and adverse movements in our stock price.

We continue to incur significant costs as a result of operating as a public company, and our management is required to devote substantial time to new and ongoing compliance initiatives.

We operate as a public company, and will continue to incur significant legal, accounting and other expenses as we comply with the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act” or “SOX”), the Dodd-Frank Wall Street Reform and Consumer Protection Act and other public company disclosure and corporate governance requirements, as well as any new rules that may subsequently be implemented by the Securities and Exchange Commission and/or Nasdaq, the exchange on which our common stock is listed (Nasdaq: SNCR). These rules impose various requirements on public companies, including requirements related to disclosures, corporate governance and internal controls. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting and financial compliance costs, make some activities more difficult, time consuming and costly and place significant strain on our personnel, systems and resources.

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

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In connection with the restatement of certain of our financial statements, our management identified material weaknesses in our internal control over financial reporting, as described more fully in Item 9A “Controls and Procedures” in this Form 10-K. We are continuing to refine our disclosure controls and other procedures and taken other remedial actions that are designed to ensure that the information that we are required to disclose in the reports that we will file with the Securities and Exchange Commission is properly recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. We are also continuing to improve our internal control over financial reporting, as described more fully in Item 9A “Controls and Procedures” in this Form 10-K. We have expended, and anticipate that we will continue to expend, significant resources in order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting. Further, Section 404 of Sarbanes-Oxley requires that we include in our annual report our assessment of the effectiveness of our internal control over financial reporting and our audited financial statements as of the end of each fiscal year, which is included in Item 9A “Controls and Procedures” in this Form 10-K. Our continued compliance with Section 404 will require that we continue to incur substantial expense and expend significant management time on compliance related issues.

As described in Item 9A “Controls and Procedures” in this Form 10-K, we determined that we did not maintain effective internal control over financial reporting as of December 31, 2017 due to the existence of certain material weaknesses. Further, additional material weaknesses in our disclosure controls or our internal control over financial reporting may be discovered in the future. Any failure to develop, remediate or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting could also adversely affect the results of management reports and independent registered public accounting firm audits of our internal control over financial reporting that we will be required to include in our periodic reports that will be filed with the SEC. If we were to have ineffective disclosure controls and procedures or internal control over financial reporting, our investors could lose confidence in our reported financial and other information, which would likely have a negative effect on the market price of our common stock, and may cause us to lose public confidence in our financial reporting. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to timely meet our regulatory reporting obligations.

Changes in, or interpretations of, accounting principles could result in unfavorable accounting charges.

We prepare our consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”). These principles are subject to interpretation by the SEC and various bodies formed to interpret and create appropriate accounting principles. A change in these principles, or their interpretation, could have a significant effect on our reported results and may even retroactively affect previously reported results. Our accounting principles that recently have been or may be affected by changes in accounting principles are: (i) revenue recognition guidance; (ii)accounting for stock-based compensation; (iii) accounting for income taxes; (iv) accounting for business combinations and goodwill; and (v) accounting for foreign currency translation.

The impacts from recently-passed U.S. federal tax reform remain uncertain.

On December 22, 2017, President Trump signed into law the tax legislation commonly known as the "Tax Cuts and Jobs Act" (the “TCJA”) that significantly changes the U.S. Internal Revenue Code of 1986, as amended. The TCJA, which generally became effective on January 1, 2018, revises the U.S. tax code by, among other things, lowering the corporate income tax rate from 35% to 21%, limiting deductibility of interest expense, expanded limitation on executive compensation and implementing a broadly territorial tax system. The TCJA also imposes a one-time repatriation tax on deemed repatriated earnings of foreign subsidiaries.

While the TCJA is expected to have a favorable impact on our overall effective tax rate as reported under generally accepted accounting principles both in the first fiscal quarter of 2018 and subsequent reporting periods, the legislation also resulted in aggregate provisional tax benefit in the fourth quarter of 2017 of approximately $5.9 million, primarily related to the re-measurement of the net U.S. deferred tax liability. The TCJA was enacted late in 2017 and limited implementation guidance was provided. As clarified by the SEC in Staff Accounting Bulletin (“SAB”) 118, we made provisional estimates on the impact to our deferred tax assets of the expanded limitation on executive compensation. Moreover, certain provisions of the TCJA, such as the Global Intangible Low-Tax Income (“GILTI”) provision and any adverse impacts from new guidance on the implementation of the TCJA may create new pressure on our effective tax rate in future periods. It is also currently unknown if and to what extent various states will conform to the TCJA and the impact such changes in state-tax law may have.

The estimated impacts of the new law are based on our current knowledge and assumptions, and therefore the ultimate impacts remain uncertain. Given the significant complexity of the TCJA, anticipated guidance from the U.S. Treasury about implementing the TCJA, and the potential for new legislation or additional guidance from the Securities and Exchange Commission, the Financial Accounting Standards Board or other regulatory authorities related to the TCJA, recognized impacts in future periods could be significantly different from our current estimates. Such uncertainty may also result in increased scrutiny from, or disagreements with, tax authorities.

Changes in, or interpretations of, tax rules and regulations, could adversely affect our effective tax rates.

Unanticipated changes in our tax rates could affect our future results of operations. Our future effective tax rates could be unfavorably affected by changes in tax laws or the interpretation of tax laws or by changes in the valuation of our deferred tax assets and liabilities. It is possible that future requirements, including the recently proposed implementation of International Financial Reporting Standards (“IFRS”) could change our current application of U.S. GAAP, resulting in a material adverse impact on our financial position or results of operations. In addition, we are subject to the continued examination of our income tax returns by the Internal Revenue Service (“IRS”), and other tax authorities. We regularly assess the likelihood of outcomes resulting from these examinations, if any, to determine the adequacy of our provision for income taxes. We believe our estimates to be reasonable, but there can be no assurance that the final determination of any of these examinations will not have an adverse effect on our operating results and financial position.

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

It is not clear that our services are subject to sales and use tax in certain jurisdictions. States and certain municipalities in the United States, as well as countries outside the United States, have different rules and regulations governing sales and use taxes. These rules and regulations are subject to varying interpretations that may change over time and, in the future, our services may be subject to such taxes. Although our customer contracts typically provide that our customers are responsible for the payment of all taxes associated with the provision and use of our services, customers may decline to pay back taxes and may refuse responsibility for interest or penalties associated with those taxes. In certain cases, we may elect not to request customers to pay back taxes. If we are required to collect and pay back taxes and associated interest and penalties, and if our customers fail or refuse to reimburse us for all or a portion of these amounts, or if we elect not to seek payment of these amounts, we will incur unplanned expenses that may be substantial. Moreover, imposition of such taxes on our services going forward will effectively increase the cost of our services to our customers and may adversely affect our ability to retain existing customers or gain new customers in jurisdictions in which such taxes are imposed. Any of the foregoing could have a material adverse effect on our business, results of operation or financial condition.

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

A natural disaster, telecommunications failure, power outage, cybersecurity attack, war, terrorist attack or other catastrophic event could cause us to suffer system interruptions, reputational harm, delays in product development, breaches of data security and loss of critical data. An event of this nature could also prevent us from fulfilling customer orders or maintaining certain service level requirements, particularly in respect of our SaaS and hosted offerings. While we have developed certain disaster recovery plans and maintain backup systems to reduce the potentially adverse effect of these types of events, a catastrophic event that results in the destruction or disruption of any of our data centers or our critical business or information technology systems could severely affect our ability to conduct normal business operations and, as a result, our business, operating results and financial condition could be adversely affected.

Risks Related to Our Common Stock

Our stock price may continue to experience significant fluctuations and could subject us to litigation.

Our stock price, like that of other technology companies, continues to fluctuate greatly. For example, upon the announcement of the resignation of our Chief Executive Officer and Chief Financial Officer in April 2017, our stock price dropped significantly. Our stock price, and demand for our stock, can be affected by many factors, such as unanticipated changes in management, quarterly increases or decreases in our earnings, speculation in the investment community about our financial condition or results of operations and changes in revenue or earnings estimates, announcement of new services, technological developments, alliances, or acquisitions by us. Additionally, the price of our common stock may continue to fluctuate greatly in the future due to factors that are non-company specific, such as the decline in the United States and/or international economies, acts of terror against the United States or other jurisdictions where we conduct business, war or due to a variety of company specific factors, including quarter to quarter variations in our operating results, shortfalls in revenue, gross margin or earnings from levels projected by securities analysts and the other factors discussed in these risk factors. In addition, if the market for technology stocks or the stock market in general experiences uneven investor confidence, the market price of our common stock could decline for reasons unrelated to our business, operating results or financial condition.

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

We face shareholder lawsuits and other potential liabilities that could materially adversely impact our business, financial condition and results of operations.

We are, and may in the future be, the subject of various lawsuits. For additional information regarding this litigation, see Part II, Item 3 of this Form 10-K under “Legal Proceedings.” The outcome and amount of resources needed to respond to, defend or resolve lawsuits is unpredictable and may remain unknown for long periods of time. Our exposure under these matters may also include our indemnification obligations, to the extent we have any, to current and former officers and directors and, in some cases former underwriters, against losses incurred in connection with these matters, including reimbursement of legal fees and other expenses. Although we maintain insurance for claims of this nature, our insurance coverage does not apply in all circumstances and may be denied or insufficient to cover the costs related to the class action and stockholder derivative lawsuits. In addition, these matters or future lawsuits involving us may increase our insurance premiums, deductibles or co-insurance requirements or otherwise make it more difficult for us to maintain or obtain adequate insurance coverage on acceptable terms, if at all. Moreover, adverse publicity associated with negative developments in pending legal proceedings could decrease customer demand for our services. As a result, the pending lawsuits and any future lawsuits involving us, or our officers or directors, could have a material adverse effect on our business, reputation, financial condition, results of operations, liquidity and the trading price of our common stock.

We are at risk of additional securities class action and derivative lawsuits.

Securities class action and derivative lawsuits are often filed against public companies following a decline in the market price of their securities. After our announcement regarding the departure of our Chief Executive Officer and Chief Financial Officer in April 2017, our stock price declined and we and certain of our officers and directors were named as parties in purported stockholder class actions and derivative lawsuits. Those class action lawsuits are ongoing. For additional information regarding this litigation, see Item 3. “Legal Proceedings” contained in this Form 10-K. Soon after the announcement of a restatement of our financial statements for the Relevant Periods, we and certain of our officers and directors were named as parties in a purported derivative lawsuit relating to the restatement, which are ongoing. We may experience stock price volatility in the future related to other matters. This risk is especially relevant for us because technology companies have experienced greater than average stock price volatility in recent years. We may be named in additional litigation, which could require significant management time and attention and result in significant legal expenses and may result in an unfavorable outcome, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. Such litigation could result in additional substantial costs and a diversion of management’s and the Board of Directors’ attention and resources, which could harm our business.

We have never paid dividends on our capital stock and we do not anticipate paying any dividends in the foreseeable future. Consequently, any gains from an investment in our common stock will likely depend on whether the price of our common stock increases.

We have not paid dividends on any of our classes of capital stock to date and we currently intend to retain our future earnings, if any, to fund the development and growth of our business. In addition, the terms of our outstanding indebtedness restrict our ability to pay dividends, and any future indebtedness that we may incur could preclude us from paying dividends. As a result, capital appreciation, if any, of our common stock will be a shareholder’s sole source of gain for the foreseeable future. Consequently, in the foreseeable future, a shareholder will likely only experience a gain from your investment in our common stock if the price of our common stock increases.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

We lease approximately 120,000 square feet of office space for our corporate headquarters in Bridgewater, New Jersey. We also lease a 100,000 square foot facility in Bangalore, India. In addition to the above office space, we lease offices in various states in the United States including California, Colorado, Maryland, Pennsylvania, Texas and Virginia and in certain countries including Australia, China, France, Ireland, Italy, Japan, Malta and the Philippines. Lease terms for our locations expire in the years between 2018 and 2029. We believe that the facilities we now lease are sufficient to meet our needs through at least the next twelve months. However, we may require additional office space after that time or if our current business plans change.

ITEM 3.  LEGAL PROCEEDINGS

On May 1, 2017, May 2, 2017, June 8, 2017 and June 14, 2017, four putative class actions were filed against us and certain of our officers and directors in the United States District Court for the District of New Jersey (the “Securities Law Action”). After these cases were consolidated, the court appointed as lead plaintiff Employees’ Retirement System of the State of Hawaii, which filed, on November 20, 2017, a consolidated amended complaint purportedly on behalf of purchasers of our common stock between February 3, 2016 and June 13, 2017. The consolidated amended complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and it alleges, among other things, that the defendants made false and misleading statements of material information concerning our financial results, business operations, and prospects. The plaintiff seeks unspecified damages, fees, interest, and costs. On February 2, 2018, the defendants filed a motion to dismiss the consolidated amended complaint in its entirety, with prejudice, which remains pending. We believe that the asserted claims lack merit, and we intend to defend against all of the claims vigorously. Due to the inherent uncertainties of litigation, we cannot predict the outcome of the actions at this time, and we can give no assurance that the asserted claims will not have a material adverse effect on our financial position or results of operations.

On September 15, 2017, October 24, 2017, October 27, 2017 and October 30, 2017, Synchronoss shareholders filed derivative lawsuits against certain of our officers and directors and the Company (as nominal defendant) in the United States District Court for the District of New Jersey (the “Derivative Suits”). These lawsuits purport to allege claims related to breaches of fiduciary duties and unjust enrichment. The allegations in the Derivative Suits relate to substantially the same facts as those underlying the Securities Law Action described above. The plaintiffs seek unspecified damages and for Synchronoss to take steps to improve its corporate governance and internal procedures. The plaintiffs in the Derivative Suits in which service of the complaints was effectuated have agreed to stay proceedings pending the court’s decision on the defendants’ motion to dismiss in the Securities Laws Action. We believe that the asserted claims lack merit, and we intend to defend against all of the claims vigorously. Due to the inherent uncertainties of litigation, we cannot predict the outcome of the Derivative Suits at this time, and we can give no assurance that the asserted claims will not have a material adverse effect on our financial position or results of operations.

On October 7, 2014, we filed an amended complaint in the United States District Court for the District of New Jersey (Civ Act. No. 3:14-cv-06220) against F-Secure Corporation and F-Secure, Inc. (collectively, “F-Secure”), claiming that F-Secure has infringed, and continues to infringe, several of our patents.  In February 2015, we entered into a patent license and settlement agreement with F-Secure Corporation and F-Secure, Inc. whereby we granted each of these companies (but not their subsidiaries or affiliates) a limited license to our patents. As a result of entering into the patent license and settlement agreement, the parties filed a joint stipulation to dismiss the above complaint.

Our 2011 acquisition agreement with Miyowa SA (“Miyowa”) provided that former shareholders of Miyowa would be eligible for earn-out payments to the extent specified business milestones were achieved following the acquisition. In December 2013, Eurowebfund and Bakamar, two former shareholders of Miyowa, filed a complaint against us in the Commercial Court of Paris, France claiming that they are entitled to certain earn-out payments under the acquisition agreement. We were served with a copy of this complaint in January 2014. On December 3, 2015, the Court dismissed all claims in the complaint against us. On December 19, 2015, the former shareholders of Miyowa filed an appeal with the Court of Appeal of Paris, France, appealing the Court’s decision. On January 11, 2018, the Court of Appeal of Paris, France, dismissed the appeal. The plaintiffs have informed us that they will not be appealing this decision.

On July 11, 2017, Shareholder Representative Services LLC, on behalf of the persons entitled to receive merger consideration (the “Sellers”) in connection with our acquisition of Razorsight, commenced arbitration against us with respect to a dispute over the amount due to the Sellers as additional consideration.   Under the Razorsight purchase agreement, the Sellers are entitled to a percentage of any revenue recognized by us generated from the sale or licensing of Razorsight products in 2016 after a specific revenue threshold is obtained.  The parties disagreed over the determination of the amount of revenue we recognized in 2016.  The parties entered into an agreement resolving the arbitration in May 2018.

On June 13, 2018, BNY, in its capacity as the Trustee under the Indenture for our 2019 Notes, filed the “BNY Action. The BNY Action complaint alleges that the failure of our common stock to be listed or quoted on Nasdaq constituted a “Fundamental Change” under the Indenture, which, if true, following notice from holders of more than 25% of the outstanding principal under the Notes would trigger the acceleration of the principal and interest outstanding under the 2019 Notes. The complaint seeks a declaratory judgment that (i) a Fundamental Change occurred, (ii) we improperly failed to issue a Fundamental Change Company Notice (as defined in the Indenture), (iii) an Event of Default has occurred (as defined in the Indenture), (iv) the Notes have been accelerated, (v) outstanding principal and outstanding unpaid interest on the Notes became immediately due and payable as of June 11, 2018 and (vi) post-judgment interest shall accrue at the statutory rate from the date of declaratory judgment. We intend to defend against all of the claims vigorously. Due to the inherent uncertainties of litigation, we cannot predict the outcome of the BNY Action at this time, and we can give no assurance that the asserted claims will not have a material adverse effect on our financial position or results of operations.

Except as set forth above, we are not currently subject to any legal proceedings that could have a material adverse effect on our operations; however, we may from time to time become a party to various legal proceedings arising in the ordinary course of its business. The Company is currently the plaintiff in several patent infringement cases. The defendants in several of these cases have filed counterclaims. Although we cannot predict the outcome of the cases at this time due to the inherent uncertainties of litigation, we continue to pursue our claims and believe that the counterclaims are without merit, and we intend to defend all of such counterclaims.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II
ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

As of December 31, 2017, our common stock was traded and listed on the Nasdaq Global Select Market under the symbol “SNCR.” The following table sets forth, for each period during the past two years, the high and low sale prices as reported by Nasdaq.

	Common Stock
	2017		2016
	High	Low	High	Low
First Quarter	$40.28	$23.59	$35.42	$20.33
Second Quarter	$24.92	$10.11	$37.98	$28.73
Third Quarter	$17.09	$8.71	$43.65	$31.45
Fourth Quarter	$15.69	$8.48	$49.94	$36.00

As of December 31, 2017, there were approximately 53 named holders of record of our common stock as according to our transfer agent. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by banks, brokers and other nominees. On December 31, 2017, the last reported sale price of our common stock as reported on the Nasdaq Global Select Market was $8.94 per share.

On May 11, 2018, the Company received a notification letter from Nasdaq indicating that trading in the Company’s common stock was suspended effective at the open of business on May 14, 2018. The Panel also determined to delist the Company’s shares from Nasdaq after applicable appeal periods have lapsed. The Company has appealed the decision to the Nasdaq Listing and Hearing Review Council. Trading in the Company’s common stock on Nasdaq remains suspended and Nasdaq will not delist the Company’s common stock during the appeal process. While the Company’s common stock is suspended from trading on Nasdaq, the Company’s shares are currently quoted on the OTC Markets under the trading symbol SNCR.

Dividend Policy

Common Stock

We have never declared or paid cash dividends on our common equity. We do not anticipate paying any cash dividends in the foreseeable future. Any future determination to declare cash dividends will be made at the discretion of our Board of Directors and will depend on our financial condition, results of operations, capital requirements, general business conditions and other factors that our Board of Directors may deem relevant.

Preferred Stock

There are no shares of preferred stock outstanding as of December 31, 2017 or 2016.

On February 15, 2018, the Company issued to Silver 185,000 shares of our newly issued Series A Preferred Stock, par value 0.0001 per share. Under the Series A Certificate, the holders of the Series A Preferred Stock are entitled to receive, on each share of Series A Preferred Stock on a quarterly basis, an amount equal to the dividend rate of 14.5% divided by four and multiplied by the then-applicable Liquidation Preference (as defined in the Series A Certificate) per share of Series A Preferred Stock (collectively, the “Preferred Dividends”). The Preferred Dividends are due on January 1, April 1, July 1 and October 1 of each year (each, a “Series A Dividend Payment Date”). The Company may choose to pay the Preferred Dividends in cash or in additional shares of Series A Preferred Stock. In the event we do not declare and pay a dividend in-kind or in cash on any Series A Dividend Payment Date, the unpaid amount of the Preferred Dividend will be added to the Liquidation Preference. In addition, the Series A Preferred Stock participates in dividends declared and paid on shares of the Company’s common stock.

Stock Performance Graph

The graph set forth below compares the cumulative total stockholder return on our common stock between December 31, 2012 and December 31, 2017, with the cumulative total return of (i) the Nasdaq Computer Index and (ii) the Nasdaq Composite Index, over the same period. This graph assumes the investment of $100 on December 31, 2012 in our common stock, the Nasdaq Computer Index and the Nasdaq Composite Index, and assumes the reinvestment of dividends, if any. The graph assumes the initial value of our common stock on December 31, 2012 was the closing sales price of $21.09 per share.

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

	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17
Synchronoss Technologies, Inc.	100	147	198	167	182	42
Nasdaq Composite Index	100	138	157	166	178	229
Nasdaq Computer Index	100	132	158	168	189	262

Issuer Purchases of Equity Securities

During the year ended December 31, 2017, there were no repurchases of our common stock.

Equity Compensation Plan Information

For equity compensation information, refer to Part III, Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Form 10-K.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with our consolidated financial statements and related notes and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial data included elsewhere in this Form 10‑K. The selected statements of operations data for the years ended December 31, 2017, 2016 and 2015 and the selected balance sheet data as of December 31, 2017 and 2016 are derived from our consolidated audited financial statements. The Consolidated Balance Sheet as of December 31, 2016 and the Consolidated Statements of Operations for the years ended December 31, 2016 and 2015 have been restated, as described in Note 2 - Restatement of Previously Issued Consolidated Financial Statements of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K. The Consolidated Statements of Operations data for the years ended December 31, 2014 and 2013 and the balance sheet data as of December 31, 2015, 2014 and 2013 have been restated to reflect the impact of the adjustments resulting from the restatement. Such amounts are unaudited. Our historical results are not necessarily indicative of future results.

Restatement Background

In connection with the preparation of the Company’s Form 10-Q for the first quarter of 2017, the Audit Committee, authorized the Audit Committee Investigation. The Audit Committee Investigation addressed transactions requiring restatement, other areas of accounting, internals control over financial reporting and employee conduct.

During the preparation of the Form 10-Q for the first quarter of 2017, the Company’s new CEO and CFO, together with the Audit Committee, conducted a preliminary review of certain prior period accounting. Based on the results of that preliminary review, the Audit Committee directed that two complementary processes be undertaken. First, in the second quarter of 2017, the Audit Committee commenced an internal investigation of certain matters related to the accounting during prior periods. The investigation was undertaken with the assistance of outside counsel, who received assistance from outside forensic accounting consultants. The internal investigation is complete, although the Company's outside counsel continue to provide forensic and investigative support in connection with certain proceedings discussed in Part I, Item 3 “Legal Proceedings”, in this Form 10-K.

Based on findings of the internal investigation, the Company disclosed as part of a Form 8-K filed on June 13, 2017 that it had identified errors in recognizing revenue for certain software license transactions, and that the impact of these errors, in the aggregate, was material to the Company’s previously filed financial statements for fiscal years 2016 and 2015. In addition, the Company disclosed that it had determined that it had identified a material weakness in its internal controls in financial reporting related to revenue recognition.

As part of the second process, which the Company commenced in June 2017, the Audit Committee directed management to conduct a thorough review of the Company's financial records for fiscal years 2016, 2015 and 2014 to determine whether further adjustments were necessary. This review, which was conducted with the assistance of separate outside consultants, identified additional misstatements, including additional misstatements related to revenue recognition, as described further below. As a result of the identification of these additional adjustments, the Company disclosed as part of a Form 8-K filed on October 12, 2017 that the Company's financial statements for 2014 should no longer be relied upon and would require restatement.

As part of the Company’s review of its financial records, the Company identified material weakness in internal control over financial reporting related to the control environment, risk assessment, information and communication, and monitoring. For further information regarding these material weaknesses, please see Item 9A “Controls and Procedures” in this Form 10-K.

	Year Ended December 31,
	2017	2016	2015†	2014†	2013†
				(Unaudited)
		(As Restated)	(As Restated)	(As Restated)	(As Restated)
	(In thousands, except per share data)
Statements of Operations Data:
Net revenues	$402,361	$426,294	$372,561	$233,416	$215,316
Loss from continuing operations	(129,602)	(122,604)	(37,113)	(81,450)	(29,280)
Net loss from continuing operations	(194,224)	(93,869)	(37,782)	(80,557)	(19,686)
Net (loss) income attributable to noncontrolling interests	(9,291)	(15,203)	(628)	—	—
Net loss from continuing operations attributable to Synchronoss	(184,933)	(78,666)	(37,154)	(80,557)	(19,686)
Net loss applicable to shares of common stock for diluted earnings per share	$(184,933)	$(78,666)	$(37,154)	$(80,557)	$(19,686)
Basic per share:
Continuing operations	$(4.14)	$(1.81)	$(0.88)	$(1.99)	$(0.51)
Diluted:
Continuing operations	$(4.14)	$(1.81)	$(0.88)	$(1.99)	$(0.51)
Weighted-average common shares outstanding:
Basic	44,669	43,551	42,284	40,418	38,891
Diluted	44,669	43,551	42,284	40,418	38,891

†
These amounts have been adjusted to exclude discontinued operations for the divestiture of the Company's BPO business in the fourth quarter of 2016. (See Note 4 - Acquisitions and Divestitures of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for additional information.)

	As of December 31,
	2017	2016	2015	2014	2013
				(Unaudited)
		(As Restated)	(As Restated)	(As Restated)	(As Restated)
	(In thousands)
Balance Sheet Data:
Cash, cash equivalents, restricted cash and marketable securities	$249,236	$226,913	$233,864	$290,377	$77,605
Working capital	178,493	186,488	265,975	287,938	91,695
Total assets	965,411	1,054,351	931,562	836,865	520,642
Contingent consideration obligation - long term	—	—	930	—	4,468
Lease financing obligation - long term	11,183	12,450	13,391	9,579	10,403
Convertible debt, net of debt issuance costs	227,704	226,291	224,878	223,465	—
Redeemable noncontrolling interest	25,280	25,280	25,280	—	—
Total stockholders’ equity	463,587	529,797	505,323	463,464	436,276

Description of Restatement Matters and Restatement Adjustments

The individual restatement matters that underlie the restatement adjustments are described below. The restatement adjustments also affect periods prior to 2015 and such adjustments have been reflected in the restated opening stockholders’ equity balances as of January 1, 2015.

Revenue Recognition Adjustments Related to Hosting Services

The Company typically sells hosting services to its subscription services customers, as well as to certain software license customers. As part of the Company’s review of its historical accounting, it has determined that adjustments are required related to certain transactions in each of these two categories of customers that purchase hosting services.

It was observed that in certain instances, the Company has historically entered into hosting arrangements that included various components to the fee structure with certain fees accelerated during the initial years of the arrangement. Historically, the Company recognized the accelerated fees as billed and maintenance and support fees were recognized on a straight-line basis through the term of the arrangement. However, the Company has determined to revise its accounting treatment for certain hosting services to reflect revenue recognition on a straight-line basis for such fees over the appropriate period of time during which (i) the benefits of hosting services were provided to the customer or (ii) the customer benefited from the set-up fees. The revised accounting treatment for the revenue recognition is reflected in the restated consolidated financial statements, whereby there has been a deferral of a portion of the accelerated fees out of the initial period of the arrangement, and recognition of those deferred amounts in the later periods of the hosting services arrangement.

In the case of certain perpetual software license customers, the Company historically recognized the perpetual software license fee revenue on an upfront basis. The Company has determined to revise its accounting treatment of that software license fee revenue to recognize it ratably over a period of time due to the inclusion of hosting services, as part of the same multiple element arrangement. In certain of these cases, the Company had entered into a separate hosting services contract with the customer that the Company has now determined should have been combined with the software license agreement and treated as part of a larger multiple element arrangement.

In accordance with the software revenue recognition rules, since the Company cannot establish vendor specific objective evidence of fair value of the hosting services, the software license element cannot be separated from the hosting services. The revised accounting treatment for the revenue recognition is reflected in the restated consolidated financial statements, whereby the bundled arrangement fees have been recognized ratably over the economic life of the hosting services.

Revenue Recognition Adjustments Related to Establishing Persuasive Evidence of an Arrangement

The Company historically has had, and continues to have, contractual arrangements with certain customers whereby there is an established master services agreement that includes general terms and conditions. Such master services agreements contemplate the delivery by the customer of purchasing documentation for purposes of completing orders, indicating the nature, price and quantity of products and services ordered.   In certain cases, the Company historically formed a view that persuasive evidence of an arrangement existed relating to such orders based upon its receipt from a customer of written confirmation of the order and commitment to pay the agreed price, such as a quote approval sent by the customer in response to a quote issued by the Company, but prior to that customer’s subsequent delivery to the Company an executed statement of work or, in some instances, a purchase order, pursuant to a master services agreement.

The Company has determined, in certain situations, to revise the timing of revenue recognition to when it received final formal contract documentation, which occurred in a future period. In those cases where the adjustment to defer revenue has been recorded prior to when cash payment was received from the customer, the balance sheet impact has been to reduce the related accounts receivable balance, whereas the balance sheet impact of these adjustments after the receipt of cash payment from the customer has been to increase accrued liabilities.

The Company also adjusted revenue recognition in connection with certain other transactions, including (i) where the payment obligation on the date of sale was found not to have been fixed and determinable; (ii) where collectibility was not reasonably assured; (iii) where the software delivered to the customer was ultimately deemed not to have met acceptance criteria, or (iv) where formal acceptance was not obtained. The Audit Committee Investigation discovered a few instances where there were additional arrangements entered into that were not properly disclosed to the Company’s accounting group and, consequently, its independent external auditors. Those instances affected a small percentage of the revenue being restated. Following such discovery, the Company’s management terminated for cause three employees who participated in, or condoned, such conduct.

In certain situations, these adjustments represent issues related to the timing of revenue recognition, while in other cases, these adjustments represent amounts that had subsequently been written-off to bad debt expense (whereby now both the revenue and the related bad debt expense has been reversed).

Adjustments Related to Accounting for Acquisitions and Divestiture

The Company has identified and corrected errors related to fees received under license agreements entered into with parties of certain historical acquisitions and a divestiture. In each case, the Company had originally treated the license agreement as a separate transaction and recorded the license fees on a gross basis as revenue. The Company has determined to revise its accounting treatment of the license arrangements to record the license fees as part of the accounting for the acquisition or divestiture, as follows:

•
In certain cases, the Company entered into a license agreement as part of settling prior intellectual property infringement claims against an acquired entity and/or its selling parent company and affiliates. Historically, the Company had recognized these license fees separately as revenue. However, the Company has determined to net these license fees against the consideration paid as part of the acquisitions, resulting in a reduction of the goodwill and/or intangible assets recorded in purchase accounting.

•
The Company’s consolidated joint venture Zentry and the Company’s partner in that joint venture entered into a license agreement in December 2015 at the same time as the formation of the joint venture. Historically, the Company recorded the license fees as revenue separately from the Zentry formation. The Company has determined to net these license fees against the cash contributions paid as part of the joint venture formation, resulting in a reduction of the goodwill and intangible assets recorded in purchase accounting.

•
The Company entered into a licensing agreement in December 2016 with STIN shortly after closing the divestiture of its activation business to STIH. Historically, the Company recorded the license fees as revenue separately from the accounting for the divestiture. The Company has determined to classify these license fees as additional gain on sale of the activation exception handling business.

•
The Company made adjustments to reduce the contingent consideration payable to shareholders of Razorsight, which was acquired by the Company in August 2015, and the related losses previously recorded to adjust that liability to fair value, as a result of the determination that many of the sales of Razorsight software that had originally been included in the earn-out calculation have now been adjusted as part of the restatement.

•
The Company made adjustments to record the fair value of the Company’s guarantee of certain of STIN’s debt as part of the divestiture of its activation exception handling business to STIH in December 2016, to record the sellers note extended in the transaction at fair value, and to adjust certain receivables and other assets sold in the transaction.

•
The Company made certain adjustments to the opening balances of Openwave and SNCR, LLC; impacting deferred revenue, goodwill and intangibles. Adjustments in deferred revenue and intangibles were reported post-acquisition as revenues and costs were realized.

Other Adjustments and Capitalized Software

The Company also identified and corrected certain errors in the amounts reported as capitalized software development. These adjustments were primarily around (i) the recognition of impairment or immediate expensing of certain previously capitalized software development costs and (ii) revisions of amounts capitalized and the timing of when such capitalized costs are amortized. Adjustments pertaining to capitalized software development were driven primarily due to misalignment on the unit of account being measured in tracking project progress and ultimately general release as well as the appropriateness of the capitalization of certain administrative costs.

The Company also identified and corrected certain other errors, primarily due to timing of recognition of (i) stock-based compensation arrangements, (ii) accruals and reserves and (iii) impairment charges. Impairment charges were primarily due to long-lived asset impairments realized on SNCR, LLC assets, due to continued delays in product development and sales. Additionally, the Company identified certain prior year balance sheet classification adjustments requiring, the most significant of which a reclassification between cash and restricted cash due to certain contractual restrictions on cash balances, and reclassifications between treasury stock and additional paid-in-capital due to share issuances from the Company’s common stock pool, rather than its treasury stock.

Income Taxes

The Company recorded adjustments to income taxes to reflect the impact of the restatement adjustments, as well as a discrete tax adjustment to record a valuation allowance at a specific foreign jurisdiction in an earlier year then the originally filed conclusion. See Note 17 - Income Taxes for discussion of the related impact to the Company’s effective tax rate.

Quarterly Financial Information (Unaudited)

The net effect of the restatement on the Company’s previously reported consolidated financial statements, as of the quarters ended March 31, June 30 and September 30, 2016 and 2015 (unaudited), are included in Note 19 - Summary of Quarterly Results of Operations (Unaudited). Form 10-Q’s for the quarters ended March 31, 2017, June 30, 2017, and September 30, 2017 will be filed with the SEC concurrently with this Form 10-K.

The following table presents the Consolidated Statement of Operations as previously reported, restatement adjustments and the consolidated statement of operations as restated for the year ended December 31, 2016:

		Adjustments
	As Previously Reported **	Revenue - Hosting	Revenue - Evidence of Arrangement and Other Revenue	Acquisitions & Divestiture	Capitalized Software and Other	Income Taxes	As Restated
Net revenues	$476,750	$(39,492)	$9,435	$(20,399)	$—	$—	$426,294
Loss from continuing operations	(71,809)	(39,647)	13,905	(6,629)	(18,424)	—	(122,604)
Net (loss) income from continuing operations	(66,541)	(39,647)	14,158	(7,425)	(18,669)	24,255	(93,869)
Net loss attributable to noncontrolling interests	(11,596)	—	—	—	(3,607)	—	(15,203)
Net income (loss) from continuing operations attributable to Synchronoss	(54,945)	(39,647)	14,158	(7,425)	(15,062)	24,255	(78,666)
Net (loss) income applicable to shares of common stock for diluted earnings per share	(54,945)	(39,647)	14,158	(7,425)	(15,062)	24,255	(78,666)

Basic
Continuing operations	$(1.26)						$(1.81)
Diluted
Continuing operations	$(1.26)						$(1.81)
Weighted-average common shares outstanding:
Basic	43,571						43,551

* Cost of services excludes depreciation and amortization which is shown separately.
** Certain amounts reflected in this column have been adjusted for retrospective application of discontinued operations.

The following table presents the Consolidated Statement of Operations as previously reported, restatement adjustments and the Consolidated Statement of Operations as restated for the year ended December 31, 2015:

		Adjustments
	As Previously Reported **	Revenue - Hosting	Revenue - Evidence of Arrangement and Other Revenue	Acquisitions & Divestiture	Capitalized Software and Other	Income Taxes	As Restated
Net revenues	$428,117	$(26,908)	$1,442	$(30,090)	$—	$—	$372,561
(Loss) income from continuing operations	15,131	(26,908)	4,484	(30,692)	872	—	(37,113)
Net (loss) income from continuing operations	6,415	(26,908)	3,898	(30,708)	1,175	8,346	(37,782)
Net income attributable to noncontrolling interests	6,052	—	—	—	(6,680)	—	(628)
Net income (loss) from continuing operations attributable to Synchronoss	363	(26,908)	3,898	(30,708)	7,855	8,346	(37,154)
Net (loss) income applicable to shares of common stock for diluted earnings per share	363	(26,908)	3,898	(30,708)	7,855	8,346	(37,154)

Basic
Continuing operations	$0.01						$(0.88)
Diluted
Continuing operations	$0.01						$(0.88)
Weighted-average common shares outstanding:
Basic	42,284						42,284

* Cost of services excludes depreciation and amortization which is shown separately.
** Certain amounts reflected in this column have been adjusted for retrospective application of discontinued operations.

The following table presents the Consolidated Statement of Operations (unaudited) as previously reported, restatement adjustments and the Consolidated Statement of Operations as adjusted for the year ended December 31, 2014:

(Unaudited)		Adjustments
	As Previously Reported **	Revenue - Hosting	Revenue - Evidence of Arrangement and Other Revenue	Acquisitions & Divestiture	Capitalized Software and Other	Income Taxes	As Adjusted
Net revenues	$307,301	$(14,563)	$(53,322)	$(6,000)	$—	$—	$233,416
Loss from continuing operations	(3,541)	(14,563)	(53,322)	(5,960)	(4,064)	—	(81,450)
Net (loss) income from continuing operations	(2,023)	(14,563)	(53,337)	(5,960)	(4,674)	—	(80,557)
Net income (loss) from continuing operations attributable to Synchronoss	(2,023)	(14,563)	(53,337)	(5,960)	(4,674)	—	(80,557)
Net (loss) income applicable to shares of common stock for diluted earnings per share	(2,023)	(14,563)	(53,337)	(5,960)	(4,674)	—	(80,557)

Basic
Continuing operations	$(0.05)						$(1.99)
Diluted
Continuing operations	$(0.05)						$(1.99)
Weighted-average common shares outstanding:
Basic	40,418						40,418

* Cost of services excludes depreciation and amortization which is shown separately.
** Certain amounts reflected in this column have been adjusted for retrospective application of discontinued operations.

The following table presents the Consolidated Statement of Operations (unaudited) as previously reported, restatement adjustments and the Consolidated Statement of Operations as adjusted for the year ended December 31, 2013:

(Unaudited)		Adjustments
	As Previously Reported **	Revenue - Hosting	Revenue - Evidence of Arrangement and Other Revenue	Acquisitions & Divestiture	Capitalized Software and Other	Income Taxes	As Adjusted
Net revenues	$225,368	$(5,544)	$(4,508)	$—	$—	$—	$215,316
(Loss) income from continuing operations	(19,305)	(5,544)	(4,508)	—	77	—	(29,280)
Net (loss) income from continuing operations	(9,711)	(5,544)	(4,508)	—	77	—	(19,686)
Net income (loss) from continuing operations attributable to Synchronoss	(9,711)	(5,544)	(4,508)	—	77	—	(19,686)
Net (loss) income applicable to shares of common stock for diluted earnings per share	(9,711)	(5,544)	(4,508)	—	77	—	(19,686)

Basic
Continuing operations	$(0.25)						$(0.51)
Diluted
Continuing operations	$(0.25)						$(0.51)
Weighted-average common shares outstanding:
Basic	38,891						38,891

* Cost of services excludes depreciation and amortization which is shown separately.
** Certain amounts reflected in this column have been adjusted for retrospective application of discontinued operations.

The following table presents the Consolidated Balance Sheet as previously reported, restatement adjustments and the Consolidated Balance Sheet as restated at December 31, 2016:

		Adjustments
	As Previously Reported	Revenue - Hosting	Revenue - Evidence of Arrangement and Other Revenue	Acquisitions & Divestiture	Capitalized Software and Other	Income Taxes	As Restated
Balance Sheet Data:
Cash, cash equivalents, restricted cash and marketable securities	$226,498	$—	$—	$—	$415	$—	$226,913
Working capital	210,846	(33,742)	(41,632)	20,720	26,913	3,383	186,488
Total assets	1,164,729	(344)	(36,509)	(67,748)	(18,003)	12,226	1,054,351
Lease financing obligation - long term	12,121	—	—	41	288	—	12,450
Convertible debt, net of debt issuance costs	226,291	—	—	—	—	—	226,291
Redeemable noncontrolling interest	49,856	—	—	(28,813)	4,237	—	25,280
Total stockholders' equity	657,115	(86,707)	(42,163)	(27,560)	(25,741)	54,853	529,797

The following table presents the Consolidated Balance Sheet as previously reported, restatement adjustments and the Consolidated Balance Sheet as adjusted at December 31, 2015:

		Adjustments
	As Previously Reported (Adjusted)	Revenue - Hosting	Revenue - Evidence of Arrangement and Other Revenue	Acquisitions & Divestiture	Capitalized Software and Other	Income Taxes	As Adjusted
Balance Sheet Data:
Cash, cash equivalents, restricted cash and marketable securities	$233,626	$—	$—	$—	$238	$—	$233,864
Working capital	326,765	(9,293)	(52,214)	2,033	(3,470)	2,154	265,975
Total assets	1,010,228	(64)	(29,251)	(66,028)	(188)	16,865	931,562
Contingent consideration obligation - long term	930	—	—	—	—	—	930
Lease financing obligation - long term	13,343	—	—	48	—	—	13,391
Convertible debt, net of debt issuance costs	224,878	—	—	—	—	—	224,878
Redeemable noncontrolling interest	61,452	—	—	(29,150)	(7,022)	—	25,280
Total stockholders' equity	609,814	(47,062)	(55,793)	(37,640)	3,985	32,019	505,323

The following table presents the Consolidated Balance Sheet (Unaudited) as previously reported, restatement adjustments and the Consolidated Balance Sheet as adjusted at December 31, 2014:

		Adjustments
(Unaudited)	As Previously Reported (Adjusted)	Revenue - Hosting	Revenue - Evidence of Arrangement and Other Revenue	Acquisitions & Divestiture	Capitalized Software and Other	Income Taxes	As Adjusted
Balance Sheet Data:
Cash, cash equivalents, restricted cash and marketable securities	$290,377	$—	$—	$—	$—	$—	$290,377
Working capital	354,298	(5,326)	(58,941)	—	(4,677)	2,584	287,938
Total assets	862,822	—	(22,041)	(5,960)	(7,123)	9,167	836,865
Lease financing obligation - long term	9,204	—	—	—	375	—	9,579
Convertible debt, net of debt issuance costs	230,000	—	—	—	(6,535)	—	223,465
Total stockholders' equity	529,107	(20,152)	(60,238)	(5,960)	(3,901)	24,608	463,464

The following table presents the Consolidated Balance Sheet (Unaudited) as previously reported, restatement adjustments and the Consolidated Balance Sheet as adjusted at December 31, 2013:

		Adjustments
(Unaudited)	As Previously Reported (Adjusted)	Revenue - Hosting	Revenue - Evidence of Arrangement and Other Revenue	Acquisitions & Divestiture	Capitalized Software and Other	Income Taxes	As Adjusted
Balance Sheet Data:
Cash, cash equivalents, restricted cash and marketable securities	$77,605	$—	$—	$—	$—	$—	$77,605
Working capital	98,786	(133)	(7,146)	—	(1)	189	91,695
Total assets	527,019	—	(4,677)	—	77	(1,777)	520,642
Contingent consideration obligation - long term	4,468	—	—	—	—	—	4,468
Lease financing obligation - long term	9,252	—	—	—	1,151	—	10,403
Total stockholders' equity	447,639	(5,589)	(7,146)	—	76	1,296	436,276

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. The discussions give effect to the restatement adjustments made to the previously reported Consolidated Financial Statements for the years ended December 31, 2016 and December 31, 2015. For additional information and a detailed discussion of the restatement, see “Note 2 Restatement of Previously Issued Consolidated Financial Statements” of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K. The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and the related notes included in Item 8 “Financial Statements and Supplementary Data” of this Form 10-K.

Restatement of Previously Issued Consolidated Financial Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations have been updated to reflect the effects of the restatement described in Note 2 - Restatement of Previously Issued Consolidated Financial Statements of the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K. Within this section, we have also included a discussion of restated results for the three unaudited quarters of fiscal 2016 and the three unaudited quarters of fiscal 2015. In addition, we have also included our restated financial statements for the unaudited quarters of fiscal 2016 and 2015 following our fiscal year 2016 financial statements in Item 8, “Financial Statements and Supplementary Data - Summary of Quarterly Financial Statements” in this Form 10-K.

In connection with the preparation of the Company’s Form 10-Q for the first quarter of 2017, the Audit Committee authorized the Audit Committee Investigation. The Audit Committee Investigation addressed transactions requiring restatement, other areas of accounting, internals control over financial reporting and employee conduct.

During the preparation of the Company's Form 10-Q for the first quarter of 2017, the Company’s new CEO and CFO, together with the Audit Committee, conducted a preliminary review of certain prior period accounting. Based on the results of that preliminary review, the Audit Committee directed that two complementary processes be undertaken. First, in the second quarter of 2017, the Audit Committee commenced an internal investigation of certain matters related to the accounting during prior periods. The investigation was undertaken with the assistance of outside counsel, who received assistance from outside forensic accounting consultants. The internal investigation is complete, although the Company's outside counsel continue to provide forensic and investigative support in connection with certain proceedings discussed in Part I, Item 3 “Legal Proceedings”, in this Form 10-K.

Based on findings of the internal investigation, the Company disclosed as part of a Form 8-K filed on June 13, 2017 that it had identified errors in recognizing revenue for certain software license transactions, and that the impact of these errors, in the aggregate, was material to the Company’s previously filed financial statements for fiscal years 2016 and 2015. In addition, the Company disclosed that it had determined that it had identified a material weakness in its internal controls in financial reporting related to revenue recognition.

As part of the second process, which the Company commenced in June 2017, the Audit Committee directed management to conduct a thorough review of the Company's financial records for fiscal years 2016, 2015 and 2014 to determine whether further adjustments were necessary. This review, which was conducted with the assistance of separate outside consultants, identified additional misstatements, including additional misstatements related to revenue recognition, as described further below. As a result of the identification of these additional adjustments, the Company disclosed as part of a Form 8-K filed on October 12, 2017 that the Company's financial statements for 2014 should no longer be relied upon and would require restatement.

As part of the Company’s review of its financial records, the Company identified material weakness in internal control over financial reporting related to the control environment, risk assessment, information and communication, and monitoring. For further information regarding these material weaknesses, please see Item 9A “Controls and Procedures” in this Form 10-K.

The individual restatement matters that underlie the restatement adjustments are described below. The restatement adjustments also affect periods prior to 2015 and such adjustments have been reflected in the restated opening stockholders’ equity balances as of January 1, 2015.

Revenue Recognition Adjustments Related to Hosting Services

The Company typically sells hosting services to its subscription services customers, as well as to certain software license customers. As part of the Company’s review of its historical accounting, it has determined that adjustments are required related to certain transactions in each of these two categories of customers that purchase hosting services.

It was observed that in certain instances, the Company has historically entered into hosting arrangements that included various components to the fee structure with certain fees accelerated during the initial years of the arrangement. Historically, the Company recognized the accelerated fees as billed and maintenance and support fees were recognized on a straight-line basis through the term of the arrangement. However, the Company has determined to revise its accounting treatment for certain hosting services to reflect revenue recognition on a straight-line basis for such fees over the appropriate period of time during which (i) the benefits of hosting services were provided to the customer or (ii) the customer benefited from the set-up fees. The revised accounting treatment for the revenue recognition is reflected in the restated consolidated financial statements, whereby there has been a deferral of a portion of the accelerated fees out of the initial period of the arrangement, and recognition of those deferred amounts in the later periods of the hosting services arrangement.

In the case of certain perpetual software license customers, the Company historically recognized the perpetual software license fee revenue on an upfront basis. The Company has determined to revise its accounting treatment of that software license fee revenue to recognize it ratably over a period of time due to the inclusion of hosting services, as part of the same multiple element arrangement. In certain of these cases, the Company had entered into a separate hosting services contract with the customer that the Company has now determined should have been combined with the software license agreement and treated as part of a larger multiple element arrangement.

In accordance with the software revenue recognition rules, since the Company cannot establish vendor specific objective evidence of fair value of the hosting services, the software license element cannot be separated from the hosting services. The revised accounting treatment for the revenue recognition is reflected in the restated consolidated financial statements, whereby the bundled arrangement fees have been recognized ratably over the economic life of the hosting services.

Revenue Recognition Adjustments Related to Establishing Persuasive Evidence of an Arrangement

The Company historically has had, and continues to have, contractual arrangements with certain customers whereby there is an established master services agreement that includes general terms and conditions. Such master services agreements contemplate the delivery by the customer of purchasing documentation for purposes of completing orders, indicating the nature, price and quantity of products and services ordered.   In certain cases, the Company historically formed a view that persuasive evidence of an arrangement existed relating to such orders based upon its receipt from a customer of written confirmation of the order and commitment to pay the agreed price, such as a quote approval sent by the customer in response to a quote issued by the Company, but prior to that customer’s subsequent delivery to the Company an executed statement of work or, in some instances, a purchase order, pursuant to a master services agreement.

The Company has determined, in certain situations, to revise the timing of revenue recognition to when it received final formal contract documentation, which occurred in a future period. In those cases where the adjustment to defer revenue has been recorded prior to when cash payment was received from the customer, the balance sheet impact has been to reduce the related accounts receivable balance, whereas the balance sheet impact of these adjustments after the receipt of cash payment from the customer has been to increase accrued liabilities.

The Company also adjusted revenue recognition in connection with certain other transactions, including (i) where the payment obligation on the date of sale was found not to have been fixed and determinable; (ii) where collectibility was not reasonably assured; (iii) where the software delivered to the customer was ultimately deemed not to have met acceptance criteria, or (iv) where formal acceptance was not obtained. The Audit Committee Investigation discovered a few instances where there were additional arrangements entered into that were not properly disclosed to the Company’s accounting group and, consequently, its independent external auditors. Those instances affected a small percentage of the revenue being restated. Following such discovery, the Company’s management terminated for cause three employees who participated in, or condoned, such conduct.

In certain situations, these adjustments represent issues related to the timing of revenue recognition, while in other cases, these adjustments represent amounts that had subsequently been written-off to bad debt expense (whereby now both the revenue and the related bad debt expense has been reversed).

Adjustments Related to Accounting for Acquisitions and Divestiture

The Company has identified and corrected errors related to fees received under license agreements entered into with parties of certain historical acquisitions and a divestiture. In each case, the Company had originally treated the license agreement as a separate transaction and recorded the license fees on a gross basis as revenue. The Company has determined to revise its accounting treatment of the license arrangements to record the license fees as part of the accounting for the acquisition or divestiture, as follows:

•
In certain cases, the Company entered into a license agreement as part of settling prior intellectual property infringement claims against an acquired entity and/or its selling parent company and affiliates. Historically, the Company had recognized these license fees separately as revenue. However, the Company has determined to net these license fees against the consideration paid as part of the acquisitions, resulting in a reduction of the goodwill and/or intangible assets recorded in purchase accounting.

•
The Company’s consolidated joint venture Zentry and the Company’s partner in that joint venture entered into a license agreement in December 2015 at the same time as the formation of the joint venture. Historically, the Company recorded the license fees as revenue separately from the Zentry formation. The Company has determined to net these license fees against the cash contributions paid as part of the joint venture formation, resulting in a reduction of the goodwill and intangible assets recorded in purchase accounting.

•
The Company entered into a licensing agreement in December 2016 with STIN shortly after closing the divestiture of its activation business to STIH. Historically, the Company recorded the license fees as revenue separately from the accounting for the divestiture. The Company has determined to classify these license fees as additional gain on sale of the activation exception handling business.

•
The Company made adjustments to reduce the contingent consideration payable to shareholders of Razorsight, which was acquired by the Company in August 2015, and the related losses previously recorded to adjust that liability to fair value, as a result of the determination that many of the sales of Razorsight software that had originally been included in the earn-out calculation have now been adjusted as part of the restatement.

•
The Company made adjustments to record the fair value of the Company’s guarantee of certain of STIN’s debt as part of the divestiture of its activation exception handling business to STIH in December 2016, to record the sellers note extended in the transaction at fair value, and to adjust certain receivables and other assets sold in the transaction.

•
The Company made certain adjustments to the opening balances of Openwave and SNCR, LLC; impacting deferred revenue, goodwill and intangibles. Adjustments in deferred revenue and intangibles were reported post-acquisition as revenues and costs were realized.

Other Adjustments and Capitalized Software

The Company also identified and corrected certain errors in the amounts reported as capitalized software development. These adjustments were primarily around (i) the recognition of impairment or immediate expensing of certain previously capitalized software development costs and (ii) revisions of amounts capitalized and the timing of when such capitalized costs are amortized. Adjustments pertaining to capitalized software development were driven primarily due to misalignment on the unit of account being measured in tracking project progress and ultimately general release as well as the appropriateness of the capitalization of certain administrative costs.

The Company also identified and corrected certain other errors, primarily due to timing of recognition of (i) stock-based compensation arrangements, (ii) accruals and reserves and (iii) impairment charges. Impairment charges were primarily due to long-lived asset impairments realized on SNCR, LLC assets, due to continued delays in product development and sales. Additionally, the Company identified certain prior year balance sheet classification adjustments requiring, the most significant of which a reclassification between cash and restricted cash due to certain contractual restrictions on cash balances, and reclassifications between treasury stock and additional paid-in-capital due to share issuances from the Company’s common stock pool, rather than its treasury stock.

Income Taxes

The Company recorded adjustments to income taxes to reflect the impact of the restatement adjustments, as well as a discrete tax adjustment to record a valuation allowance at a specific foreign jurisdiction in an earlier year then the originally filed conclusion. See Note 17 - Income Taxes for discussion of the related impact to the Company’s effective tax rate.

Revenues

We generate a majority of our revenues on a per transaction or subscription basis, which is derived from contracts that extend up to 60 months from execution which provide various services including cloud-based solutions, activation solutions, messaging solutions and analytics.

The percentage of revenue derived from subscription revenue in each of the years ended December 31, 2017, 2016 and 2015, respectively was 66%, 60% and 58%. The percentage of revenue derived from professional services revenue in each of the years ended December 31, 2017, 2016 and 2015, respectively was 15%, 27% and 28%. The percentage of revenue derived from transaction revenue in each of the years ended December 31, 2017, 2016 and 2015, respectively was 8%, 9% and 11%. The percentage of revenue derived from license revenue in each of the years ended December 31, 2017, 2016 and 2015, respectively was 9%, 4% and 2%. The percentage of revenue derived from all other revenues in each of the years ended December 31, 2017, 2016 and 2015, respectively was 2%, 0% and 1%.

The future success of our business depends on the continued growth of B2B and Business to Business to Consumer driving customer transactions, and continued expansion of our platforms into the TMT market globally through Digital Transformation, Messaging, Cloud and IoT markets. As such, the volume of transactions and our ability to expand our footprint in TMT and globally may result in revenue fluctuations on a quarterly basis.

Most of our revenues are recorded in U.S. dollars but as we continue to expand our footprint with telecommunication and mobile carriers around the globe, we will become subject to currency translation that could affect our future net sales as reported in U.S. dollars.

Our top five customers accounted for 73%, 74% and 82% of net revenues for the years ended December 31, 2017, 2016 and 2015, respectively. Contracts with these customers typically run for three to five years. Of these customers, Verizon accounted for more than 10% of our revenues in 2017. The loss of Verizon as a customer would have a material negative impact on our company. However, we believe that Verizon would encounter substantial costs in replacing Synchronoss’ solution.

Key Developments

Intralinks Acquisition and Divestiture

On January 19, 2017, we completed the acquisition of Intralinks. In connection with the acquisition, we entered into a $900.0 million credit agreement with the lending institutions that were from time to time parties thereto and Goldman Sachs Bank USA (“Goldman”), as administrative agent, collateral agent, swingline lender and a letter of credit issuer (the “2017 Credit Agreement”). Intralinks is a global technology provider of SaaS solutions for secure enterprise content collaboration within and among organizations. Intralinks’ cloud-based solutions enable organizations to securely manage, control, track, search, exchange and collaborate on sensitive information inside and outside the firewall. The total purchase price consideration consisted of the repayment of existing Intralinks indebtedness, and non-cash consideration for services rendered on unvested Intralinks equity awards that were converted into Synchronoss equity awards on the acquisition date. The acquisition was primarily funded from the proceeds of the 2017 Credit Agreement entered into on the date of acquisition.

On June 23, 2017, we received a non-binding indication of interest from Siris to acquire the Company. In light of the indication of interest, our Board of Directors decided to explore a broad range of strategic alternatives that would have the potential to unlock shareholder value. In October 2017, we concluded our review of strategic alternatives and determined that the best approach for us to achieve our goal of maximizing shareholder value was to focus on our core TMT business, divest non-core assets and improve our balance sheet strength, cash position and potential profitability. Under the terms of certain definitive agreements, investment funds affiliated with Siris acquired all of the stock of our wholly-owned subsidiary, Intralinks, for consideration of cash and an investment in convertible preferred equity of the Company.

On October 17, 2017, we announced our entry into definitive agreements for the sale of Intralinks, and the right to sell a newly created series of preferred stock of Synchronoss to affiliates of Siris. Subject to the terms and conditions set forth in a share purchase agreement, dated as of October 17, 2017 (the “Share Purchase Agreement”), among Synchronoss, Intralinks and Impala Private Holdings II, LLC, an affiliate of Siris (“Impala”), Impala agreed to acquire from us the issued and outstanding shares of common stock of Intralinks for approximately $977.3 million in cash plus a potential contingent payment of up to $25.0 million, subject to an adjustment for cash, debt and working capital (the “Intralinks Transaction”). The total amount of funds used to complete the Intralinks Transaction and related transactions and pay related fees and expenses was approximately $1.0 billion, which was funded through a combination of equity and debt financing obtained by Impala.

On November 14, 2017, we completed the sale of Intralinks and on February 15, 2018, we completed the issuance of shares of a newly created series of preferred stock of Synchronoss to affiliates of Siris. In connection with the consummation of the Intralinks divestiture, we utilized a portion of the proceeds from the Intralinks divestiture to repay all outstanding obligations under our previously existing 2017 Credit Agreement, effective as of November 14, 2017. The aggregate payoff amount was approximately $898 million and included all accrued interest, fees and prepayment penalties.

Under the terms of a share purchase agreement, the Company also provided Siris with a Siris Put Right (“Siris Put Right”), which would allow Silver to put shares held at the time, to Synchronoss at price of $14.56 per share, or $87.3 million in the aggregate.

For further details, see Note 4 - Acquisitions and Divestitures of the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

SNCR, LLC

On November 16, 2015, we formed a venture with Goldman, referred to as SNCR, LLC in order to develop and deploy the Synchronoss Secure Mobility Suite, leveraging the technology contributed by Goldman, providing a safe, secure mobile device environment that also effectively supports BYOD. We obtained a 67% interest in SNCR, LLC in exchange for a perpetual license for the use of Workspace.

During the fourth quarter of 2017, we entered into a termination agreement with Goldman to terminate the venture, and provide a perpetual, irrevocable license of the venture’s intellectual property for use in Goldman’s back-office. As part of the agreement, the Company was relieved of any future obligations to support Goldman’s use of the software. The venture formally ended in the first quarter of 2018.

Other Acquisitions and Investments

On March 1, 2016, we acquired all outstanding shares of Openwave for $114.5 million, net of working capital adjustments and liabilities assumed, comprised of $92.5 million paid in cash and $22.0 million paid in shares of our common stock, based upon the average market value of the common stock for the ten trading days prior to the acquisition date. Openwave’s product portfolio includes its core complete messaging platform optimized for today’s most complex messaging requirements worldwide with a particular geographic strength in Asia Pacific. With this acquisition and combined with our current global footprint, we increased direct access to subscribers around the world for the Synchronoss Personal Cloud platform and bolstered our go-to-market efforts internationally.

On December 31, 2015, the Company formed a venture with MCI Communication Services and Verizon Patent and Licensing Inc. (collectively, “Verizon PLI”), referred to as Zentry with the goal of accelerating the Company’s entrance into the enterprise market by adding identity management capabilities to the Synchronoss Secure Mobility Suite. The Company obtained a 67% interest in Zentry in exchange for $48.0 million. Concurrently with the formation of the venture, Zentry entered into a non-exclusive perpetual license agreement with Verizon Sourcing, LLC, in the amount of $23.0 million, for the continued use of software for the UIS platform. This transaction was executed for the benefit of the venture and entered into concurrently with the venture formation. Accordingly, the Company accounted for the license as a reduction in the purchase price. The reduction resulted in a net purchase price of $25.0 million.

On August 4, 2015, we acquired all outstanding shares of Razorsight for $25.3 million, net of liabilities assumed. Razorsight offers cloud-based analytics solutions for communications service providers. Their cloud-based products embed advanced statistical analysis and predictive analytics to proactively pinpoint customer attrition risk, revenue opportunities, reduced telecommunication costs and better customer experiences. We believe that this acquisition strategically enhanced our product portfolio allowing us to reach a broader client base by expanding our value proposition and more deeply embedding our platforms.

On February 23, 2015, we acquired certain cloud assets from F-Secure, an online security and privacy company headquartered in Finland, for a final determined cash consideration of $49.5 million, net of liabilities assumed. This acquisition expanded our cloud services customer base.

Other Divestitures

On February 1, 2017, we completed the divestiture of our SpeechCycle business for consideration of $13.5 million to an unrelated third party. As part of the divestiture, we entered into a one-year transition services agreement with the acquirer to support various indirect activities such as customer software support, technical support services and maintenance and support services. We recorded a pre-tax gain of $4.9 million as a result of the divestiture which is included in other income (expense), net in the Consolidated Statement of Operations.

On December 29, 2016, we completed the divestiture of our Mirapoint business to an unrelated third party and recorded a pre-tax gain of $1.4 million on the sale, in other income.

On December 16, 2016, we divested of a portion of our carrier activation business to a newly formed entity named STIN with a total value of $140.8 million. In accordance with the arrangement we retained a 30% interest in STIN; the remaining 70% interest in STIN is owned by STIH, an unrelated third party formerly named Omniglobe. STIH financed the purchase of STIN with cash of $27.3 million (including $10.0 million attributable to a license), a new term loan, and a related party subordinated seller’s note receivable in the amount of $69.8 million issued by the Company, which is secured by STIH’s interest in STIN. The related party note receivable earns paid-in-kind (“PIK”) interest at a rate equal to LIBOR plus 1100 basis points per annum and matures on June 16, 2022.

For further details regarding our recent acquisitions and divestitures, see Note 4 - Acquisitions and Divestitures of the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

Current Trends Affecting Our Results of Operations

Business from our Synchronoss Personal Cloud solution has been driven by the growth in mobile devices globally that are becoming content rich. As these devices replace other traditional devices like PC’s, the ability to securely back up content from mobile devices, sync it with other devices and share it with family, friends and business associates have become essential needs and subscriber expectations.  Such devices include smartphones, connected cars, personal health and wellness devices and connected home devices. The need for the contents of these devices to be stored in a common cloud are also expected to be drivers of our business in the longer term.

Business from our traditional Synchronoss Messaging business (Email) has been driven by a resurgence in the need for white label secure messaging platforms that favor the MNO’s business objectives and are not beholden to the objectives of a sponsoring OTT platform. Messaging drives higher subscriber engagement than any other application in the market today and holds the potential to stimulate new revenue from traditional services and third party brands.  OTT global success has driven MNO’S to look at opportunities to preempt and compete with the OTT’S which has potential opportunity for Synchronoss. Future growth will be driven by the need of TMT companies including (and especially) MNO’s to embrace MaaP to converse with subscribers in an efficient, automated way (streamlining the costs and increasing the effectiveness of self-care, as well as the yield of cross-sell upselling of service plans, devices, bundles, etc). The Synchronoss Advanced Messaging Platform provides state of the art RCS-driven features including the ability to support advanced Peer to Peer communications and introduce new revenue streams driven by commerce and advertising via Application to Person capabilities.

Companies in the TMT market all face the dilemma of attempting to pivot their businesses to digital execution in order to create experiences that meet the expectations of their subscribers, generate new revenues and streamline costs creating healthier margins at a faster time to market than they have ever operated before. Their challenges feature the lack of skill set to conceptualize and run day to day digital operations and the lack of resources to integrate their legacy back end systems to enact digital experiences that achieve their business objectives. The growth of Synchronoss Digital Platforms will be driven by the ability to provide TMT companies’ desire to obtain digital transformation solutions as quickly as possible while educating them on the ability to operate a digital business efficiently. Our Platform as a Service (“PaaS”) model provides a desirable alternative to heavy CAPEX spending options often tried internally. The ability for our platforms to create low/no code, new customer digital journeys, virtually on the fly, give TMT Companies the ability to operate new experiences and businesses without heavily investing in development resources.

Synchronoss Advanced Messaging, Cloud and Digital Platforms are poised to bring Internet of Things initiatives to life across MNO and TMT companies creating new use cases that will help stimulate the commercial growth of the robust potential of the IoT market. As new devices and sensors come online in connected cities, Synchronoss, partnering with carriers like AT&T, has technology to unify and harness data from legacy systems; provide analytic insights that fuel automated communications, via our Advanced Messaging Platform between sensors, devices and people; and create a common storage reservoir with our secure cloud.  There is opportunity in many areas of the IoT ecosystem for Synchronoss to support utilizing our Activation, Cloud and Analytics tools.

To support our growth, which will be driven by these favorable industry trends mentioned above, we will leverage modular components from our existing software platforms to build new products. We believe that these opportunities will continue to provide future benefits and position us for future revenue growth. We are also making investments in research and development of new products designed to enable us to grow rapidly in the mobile wireless market. Our purchase of capital assets and equipment may also increase based on aggressive deployment, subscriber growth and promotional offers for free or bundled storage by our major Tier 1 carrier customers.

We continue to expand our platforms into the converging TMT, MNO, Digital and IoT spaces to enable connected devices to do more things across multiple networks, brands and communities. Our initiatives with AT&T, Verizon, Sprint, British Telecom, Softbank and other CSPs continue to grow both with regard to our current business as well as our new product offerings.We are also exploring additional opportunities through merger and acquisition activities to support our customer, product and geographic diversification strategies.

Discussion of the Consolidated Statements of Operations

The following table presents an overview of our results of operations for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,			2017 vs 2016		2016 vs 2015
	2017	2016	2015	$ Change	% Change	$ Change	% Change
(in thousands)		(Restated)	(Restated)
Net revenues	$402,361	$426,294	$372,561	$(23,933)	(6)%	$53,733	14%
Cost of revenues*	181,453	194,684	154,810	(13,231)	(7)%	39,874	26%
Research and development	90,850	114,493	92,763	(23,643)	(21)%	21,730	23%
Selling, general and administrative	154,037	126,228	84,591	27,809	22%	41,637	49%
Net change in contingent consideration obligation	—	1,194	1,515	(1,194)	(100)%	(321)	(21)%
Restructuring charges	10,739	6,333	4,946	4,406	70%	1,387	28%
Depreciation and amortization	94,884	105,966	71,049	(11,082)	(10)%	34,917	49%
Total costs and expenses	531,963	548,898	409,674	(16,935)	(3)%	139,224	34%
Loss from continuing operations	$(129,602)	$(122,604)	$(37,113)	$(6,998)	6%	$(85,491)	230%
__________________________________________________________

*	Cost of revenues excludes restructuring charges and depreciation and amortization, which are shown separately.

Net revenues decreased $23.9 million to $402.4 million for the year ended December 31, 2017, compared to the same period in 2016 due to a $38.5 million decrease in Cloud revenue due primarily to a reduction in professional fees from one of our largest cloud customers that was preparing to reposition their cloud business to focus more on its premium subscriber base, a proactive decision we made to sunset a platform previously acquired which was being used by a number of smaller customers, and the decision by a larger international customer to insource their cloud offering onto an internally built solution; partially offset by a an $13.0 million increase in Messaging revenue from new sales in the Japanese market; and a $1.6 million increase in Digital Transformation revenue from an increase in digital activation and professional services revenue, partially offset by the divestiture of the SpeechCycle business.

Net revenues increased $53.7 million to $426.3 million for the year ended December 31, 2016 compared to the same period in 2015 due to a $40.9 million increase in Messaging revenue from the 2016 acquisition of Openwave; a $5.4 million increase in Digital Transformation revenue from digital activation and professional services revenue; and a $7.5 million increase in Cloud revenue from increases in license and professional services.

Cost of revenues decreased $13.2 million to $181.5 million for the year ended December 31, 2017 compared to the same period in 2016 and increased $39.9 million to $194.7 million for the year ended December 31, 2016 compared to the same period in 2015. The decrease in 2017 was due to cost cutting initiatives which reduced the following: (i) $11.2 million of customer related hosting fees and telecommunications costs and (ii) $7.5 million of personnel related costs. This was partially offset by an increase of $6.2 million due to higher use of outside consultants. The increase in 2016 over the prior year period was primarily due to increased personnel costs, outside consulting fees and hosting due the acquisition of Openwave and the launch of our enterprise business unit.

Research and development expense decreased $23.6 million to $90.9 million for the year ended December 31, 2017, compared to the same period in 2016 and increased $21.7 million to $114.5 million for the year ended December 31, 2016 compared to the same period in 2015. The decrease in 2017 was driven primarily by a reduction of $12.0 million in outside consulting fees, a $9.7 million of personnel and related costs and a $2.9 million reduction in stock-based compensation through cost cutting efforts employed in outsourced research and development and through restructuring initiatives implemented in December 2016 and early 2017. The increase in 2016 was primarily due to a $12.1 million increase in outside consulting fees and $9.1 million in increased personnel costs as a result of the launch of our Enterprise solution and our Openwave acquisition.

Selling, general and administrative expense increased $27.8 million to $154.0 million for the year ended December 31, 2017, compared to the same period in 2016 and increased $41.6 million to $126.2 million for the year ended December 31, 2016 compared to the same period in 2015. The 2017 increase was primarily due to $38.8 million increased professional fees related to our financial restatement process and acquisition costs, partially offset by decreases of $6.1 million in stock-based compensation and $5.4 million in personnel related costs. The Openwave acquisition, launch of our Enterprise solution in 2016 and various acquisitions in 2015 caused all categories of expense to increase in 2016, primarily increases of $15.5 million in personnel related costs, $9.7 million in merger and acquisition expense, $4.9 million in outside consulting costs, $4.1 million in professional services, $2.3 million in telecommunication and facility costs, $1.3 million in marketing expense and $1.0 million in stock based compensation.

Net change in contingent consideration obligation decreased $1.2 million for the year ended December 31, 2017 as compared to the year ended December 31, 2016. This was due to the level of achievement of the contractual milestones associated with the potential earn-out payments to the Razorsight shareholders. The performance period for this earn-out was complete as of December 31, 2016. The net change in contingent consideration obligation decreased by $0.3 million for the year ended December 31, 2016 in relation to an increase in our potential earn-out payment to the Razorsight shareholders due to the achievement of certain milestones.

Restructuring charges were $10.7 million, $6.3 million and $4.9 million for the years ended December 31, 2017, 2016 and 2015, respectively, which related to employment termination costs as a result of the work-force reduction plans initiated in connection with acquisition and divestiture activities. We commenced separate plans in January 2015, March 2016, December 2016, March 2017, June 2017 and December 2017 and were designed to reduce operating costs and align our resources with our key strategic priorities. Material cash outlays for restructuring occur in the quarter in which the plan is initiated or in the subsequent quarter.

Depreciation and amortization expense decreased $11.1 million to $94.9 million for the year ended December 31, 2017, compared to the same period in 2016, and was primarily driven by approximately $11.1 million of asset impairment realized in 2016 related to our investments in SNCR, LLC including our Synchronoss Workspace platform. Depreciation and amortization expense increased $34.9 million to $106.0 million for the year ended December 31, 2016 compared to the same period in 2015 and primarily due to increases in depreciable fixed assets necessary for the continued expansion of our platforms and amortization of intangible assets acquired in recent acquisitions and ventures.

Interest income increased $10.6 million to $12.5 million for year ended December 31, 2017, compared to the same period in 2016, primarily due to interest earned on our related party PIK note extended in connection with the sale of our BPO business. Interest income in 2016, was relatively flat against 2015.

Interest expense increased $48.4 million to $55.8 million for the year ended December 31, 2017, compared to the same period in 2016 due to incremental interest related to the 2017 Credit Agreement and waiver fees and subsequent default interest paid due to our delayed filings during 2017. Interest expense increased $1.7 million to $7.4 million for the year ended December 31, 2016, compared to the same period in 2015 due primarily to an increase of approximately $0.9 million in contractual interest on amounts outstanding under the Amended Credit Facility.

Loss on extinguishment of debt was $29.4 million for the year ended December 31, 2017, compared to nil for the same period in 2016. The loss in 2017 related to the write-off of deferred financing charges and prepayment penalties repayment of the 2017 Credit Agreement in November 2017 in connection with the sale of Intralinks and the subsequent write-off of deferred financing charges associated with the credit agreement.

Other income (expense), net changed $18.7 million to a net other expense of $17.7 million for the year ended December 31, 2017, compared to a net other income of $1.0 million in the same period in 2016 due primarily to a $14.6 million impairment of our PIK note receivable from STIN, a $4.4 million loss on the change in fair value on our financial instruments and increased net losses from foreign currency exchange rate fluctuations, partially offset by a $4.9 million gain recognized on the sale of our SpeechCycle business in 2017. Other income increased by $0.4 million for the year ended December 31, 2016, compared to the same period in 2015 due primarily to a $1.4 million gain on the sale of our Mirapoint business and a one-time $0.5 million benefit from the restructuring of specific facility leases, partially offset by net losses on foreign currency exchange rate fluctuations.

Equity method investment loss was $9.1 million for the year ended December 31, 2017, compared to nil for the same period in 2016. All earnings in 2017 related to our investment in STIN.

Income tax benefit during the year ended December 31, 2017 was $34.9 million. Our effective tax rate was approximately 15.2% for the year ended December 31, 2017, which was lower than our U.S. federal statutory rate due to the unfavorable impact of losses in foreign jurisdictions, which have lower tax rates than the U.S. and the recording of a non-cash income tax provision to establish a valuation allowance. We considered all available evidence, including our historical profitability and projections of future taxable income together with new evidence, both positive and negative, that could affect the view of the future realization of deferred tax assets. As a result of our assessment, we recorded a $17.1 million valuation allowance which reduced the deferred tax asset related to our current net operating losses of certain domestic and foreign subsidiaries.

During the year ended December 31, 2016, we recognized $33.2 million of income tax benefit. Our effective tax rate was approximately 26.0% for the year ended December 31, 2016, which was lower than our U.S. federal statutory rate due to the unfavorable impact of losses in foreign jurisdictions, which have lower tax rates than the U.S., the unfavorable impact of the fair market value adjustment for the Razorsight contingent consideration obligation and the recording of a non-cash income tax provision to establish a valuation allowance. We considered all available evidence, including our historical profitability and projections of future taxable income together with new evidence, both positive and negative, that could affect the view of the future realization of deferred tax assets. As a result of our assessment, we recorded a $3.2 million valuation allowance.

Quarterly Results of Operations

In connection with our delinquency in filing our Form 10-Q for the periods ended March 31, 2017, June 30, 2017 and September 30, 2017, we are including quarterly and year-to-date commentary for each of the above-mentioned periods within this Form 10-K. We will also file a separate Form 10-Q for each quarterly period in 2017.

Three months ended March 31, 2017 compared to the three months ended March 31, 2016 (Unaudited)

The following table presents an overview of our results of operations for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016	$ Change
(in thousands)		(Restated)
Net revenues	$86,097	$78,246	$7,851
Cost of revenues*	46,055	46,151	(96)
Research and development	25,489	25,827	(338)
Selling, general and administrative	38,815	25,914	12,901
Net change in contingent consideration obligation	—	5	(5)
Restructuring charges	2,998	2,910	88
Depreciation and amortization	24,087	22,782	1,305
Total costs and expenses	137,444	123,589	13,855
Loss from continuing operations	$(51,347)	$(45,343)	$(6,004)
__________________________________________________________

*	Cost of revenues excludes depreciation and amortization which is shown separately.

Net revenues increased $7.9 million to $86.1 million for the three months ended March 31, 2017, compared to the same period in 2016 primarily due to an $11.7 million increase in Cloud revenue primarily attributable to the deferral in the first quarter of 2016 of revenue to future periods until the delivery of services was completed for revenue recognition, offset partially by  a strategic decision to focus on tier 1 customer opportunities, a reduction in professional fees and the termination of a contract with an international carrier; and $4.6 million increase in Messaging revenue from new sales in the Japanese market;  This was partially offset by a $8.5 million decrease in Digital Transformation revenue resulting from the deferral in the first quarter of 2017 of revenue to future periods where the collectability was not reasonably assured, a reduction in digital activation and professional services revenue and the divestiture of the SpeechCycle business.

Cost of revenues decreased $0.1 million to $46.1 million for the three months ended March 31, 2017, compared to the same period in 2016, due cost cutting initiatives which reduced customer related hosting fees and telecommunications costs by $4.3 million. This was primarily offset by a $2.4 million increase in outside consulting costs and a $1.7 million increase in hardware and software maintenance costs.

Research and development expense decreased $0.3 million to $25.5 million for the three months ended March 31, 2017, compared to the same period in 2016 primarily due to decreased outside consulting costs in the current year related to the 2016 launch of our Enterprise solution. This partially offset by a a full quarter of expenses incurred from Openwave operations, which primarily attributable to $1.1 million of personnel related costs.

Selling, general and administrative expense increased $12.9 million to $38.8 million for the three months ended March 31, 2017, compared to the same period in 2016. The increase was primarily driven by a $10.5 million increase in acquisition and divestiture related activities and a $1.9 million increase in professional fees.

Net change in contingent consideration obligation resulted in a slight decrease for the three months ended March 31, 2017, as compared to the same period in 2016 related to the fair value increase of the Razorsight earn-out in the prior year period.

Restructuring charges were $3.0 million for the three months ended March 31, 2017 related to employment termination costs as a result of the work-force reduction plan started in March 2017 to reduce costs and align our resources with our key strategic priorities. Material cash outlays for restructuring occur in the quarter in which the plan is initiated or the subsequent quarter.

Depreciation and amortization expense increased $1.3 million to $24.1 million for the three months ended March 31, 2017, compared to the same period in 2016. This was primarily related to the incremental amortization related to acquired intangible assets.

Interest income increased $2.2 million to $2.9 million for the three months ended March 31, 2017, compared to the same period in 2016. Interest income increased primarily due to interest earned on our related party PIK note extended in connection with the sale of our BPO business.

Interest expense increased $9.0 million to $10.6 million for the three months ended March 31, 2017, compared to the same period in 2016 due primarily to a $8.3 million increase related to an increase in borrowings outstanding from a $900.0 million senior secured term loan (the “2017 Term Facility”), which was raised to fund the purchase of Intralinks, as well as $0.7 million related to the write off of unamortized debt issuance costs due to the decrease in the borrowing capacity of our revolving credit facility of up to $200.0 million (the “Revolving Facility”).

Other income (expense), net increased $4.6 million to a net other income of $4.2 million for the three months ended March 31, 2017, compared to a net other expense of $0.4 million in the same period in 2016. Other net income increased primarily due to the $4.9 million pre-tax gain recognized on the divestiture of our SpeechCycle business and to foreign currency exchange rate fluctuations.

Equity method investment losses were $0.7 million for the three months ended March 31, 2017, compared to nil for the same period in 2016. The earnings in 2017 related to our investment in STIN.

Income tax benefit of approximately $8.7 million and $15.5 million were recognized for the three months ended March 31, 2017 and 2016, respectively. Our effective tax rate was approximately 16.1% for the three months ended March 31, 2017, which was lower than our U.S. federal statutory rate primarily due to the impact of losses in foreign jurisdictions which have lower tax rate than the U.S.

Our effective tax rate was approximately 32.7% for the three months ended March 31, 2016, which was slightly lower than our U.S. federal statutory rate primarily due to the impact of losses in foreign jurisdictions which have lower tax rates than the U.S. We review the expected annual effective income tax rate and make changes on a quarterly basis as necessary based on certain factors such as changes in forecasted annual operating income, changes to the actual and forecasted permanent book-to-tax differences, and changes resulting from the impact of tax law changes.

Three months ended March 31, 2016 compared to the three months ended March 31, 2015 (Unaudited)

The following table presents an overview of our restated results of operations for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015	$ Change
(in thousands)	(Restated)	(Restated)
Net revenues	$78,246	$109,641	$(31,395)
Cost of revenues*	46,151	32,902	13,249
Research and development	25,827	21,953	3,874
Selling, general and administrative	25,914	19,132	6,782
Net change in contingent consideration obligation	5	—	5
Restructuring charges	2,910	3,205	(295)
Depreciation and amortization	22,782	14,182	8,600
Total costs and expenses	123,589	91,374	32,215
Loss from continuing operations	$(45,343)	$18,267	$(63,610)
__________________________________________________________

*	Cost of revenues excludes depreciation and amortization which is shown separately.

Net revenues decreased $31.4 million to $78.2 million for the three months ended March 31, 2016, compared to the prior-year period primarily due to a $43.2 million decrease in Cloud revenue due primarily to the deferral in the first quarter of 2016 of revenue to future periods until the delivery of services was completed for revenue recognition, the termination of a contract with an international carrier, and a decrease in professional services;  partially offset by a $6.8 million increase in Digital Transformation revenue from digital activation and professional services; and $5.0 million increase in Messaging revenue related to the 2016 acquisition of Openwave.

Cost of revenues increased $13.2 million to $46.2 million for the three months ended March 31, 2016, compared to the prior-year period, due to an increase of $6.3 million in hosting and telecommunication expense and $1.9 million in outside consulting fees primarily related to the launch of our enterprise solution in 2016. The increase was also driven by $2.7 million in incremental maintenance related to increased costs for service contracts due to the expansion of our operational footprint and approximately $1.3 million of additional personnel and related costs as a result of our recent acquisitions.

Research and development expense increased $3.9 million to $25.8 million for the three months ended March 31, 2016, compared to the same prior-year period primarily due to an increase of $3.9 million in outside consulting fees which was driven by the launch of our enterprise solution.

Selling, general and administrative expense increased $6.8 million to $25.9 million for the three months ended March 31, 2016, compared to the same prior-year period. The increase was primarily driven by increases of $4.0 million related to personnel and related costs, $2.2 million related to outside consultants utilized with our Openwave acquisition and the launch of our Enterprise solution in 2016. These increased costs merger and acquisition costs incurred during the quarter, were offset by a decrease of $1.6 million in professional service fees.

Net change in contingent consideration obligation resulted in a slight increase for the three months ended March 31, 2016, as compared to the same prior-year period related to the fair value increase of the Razorsight earn-out.

Restructuring charges were $2.9 million for the three months ended March 31, 2016 related to employment termination costs as a result of the work-force reduction plan started in March 2016 to reduce costs and align our resources with our key strategic priorities. Material cash outlays for restructuring occur in the quarter in which the plan is initiated or the subsequent quarter.

Depreciation and amortization expense increased $8.6 million to $22.8 million for the three months ended March 31, 2016, compared to the same prior-year period. This was primarily related to the increase in depreciable fixed assets necessary for the continued expansion of our platforms and amortization of our newly acquired intangible assets related to our recent acquisitions.

Interest income increased $0.2 million to $0.6 million for the three months ended March 31, 2016, compared to the same prior-year period. Interest income increased primarily due to higher average investment balances compared to the same period in 2015.

Interest expense increased $0.2 million to $1.6 million for the three months ended March 31, 2016, compared to the same prior-year period due primarily to an increased amounts outstanding under the 2013 Credit Facility.

Other income (expense), net increased $0.6 million to a net expense of $0.4 million for the three months ended March 31, 2016, compared to the same prior-year period. Other expense increased primarily due to foreign currency exchange rate fluctuations, specifically the strengthening of the British Pound Sterling against the U.S. Dollar.

Income tax benefit of approximately $15.5 million was recognized during the three months ended March 31, 2016 compared to $4.1 million of income tax expense during the three months ended March 31, 2015. Our effective tax rate was approximately 32.7% for the three months ended March 31, 2016, which was slightly lower than our U.S. federal statutory rate primarily due to the impact of losses in foreign jurisdictions which have lower tax rates than the U.S. Our effective tax rate was approximately 23.6% for the three months ended March 31, 2015, which was lower than our U.S. federal statutory rate primarily due to the impact of losses in foreign jurisdictions which have lower tax rates than the U.S. We review the expected annual effective income tax rate and make changes on a quarterly basis as necessary based on certain factors such as changes in forecasted annual operating income, changes to the actual and forecasted permanent book-to-tax differences, and changes resulting from the impact of tax law changes.

Summary of the three and six months ended June 30, 2017 and 2016 (Unaudited)

The following table presents an overview of our results of operations for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	$ Change	2017	2016	$ Change
(in thousands)		(Restated)			(Restated)
Net revenues	$118,990	$121,101	$(2,111)	$205,087	$199,347	$5,740
Cost of revenues*	47,755	48,180	(425)	93,810	94,331	(521)
Research and development	20,819	28,047	(7,228)	46,308	53,874	(7,566)
Selling, general and administrative	29,353	29,880	(527)	68,168	55,794	12,374
Net change in contingent consideration obligation	—	3,110	(3,110)	—	3,115	(3,115)
Restructuring charges	6,405	1,139	5,266	9,403	4,049	5,354
Depreciation and amortization	23,552	24,093	(541)	47,639	46,875	764
Total costs and expenses	127,884	134,449	(6,565)	265,328	258,038	7,290
Loss from continuing operations	$(8,894)	$(13,348)	$4,454	$(60,241)	$(58,691)	$(1,550)
__________________________________________________________

*	Cost of revenues excludes depreciation and amortization which is shown separately.

Net revenues decreased $2.1 million to $119.0 million for the three months ended June 30, 2017, compared to the same period in 2016 primarily due to $4.3 million net increase in Digital Transformation revenue from an increase in digital activation and professional services revenue, and a decrease in revenue from the divestiture of the SpeechCycle business; $0.6 million decrease in Messaging revenue from new sales in the Japanese market; partially offset by $5.8M million decrease in Cloud revenue from a strategic decision to focus on tier 1 customer opportunities, a reduction in professional fees and the termination of a contract with an international carrier.

For the six months ended June 30, 2017, net revenues increased $5.7 million to $205.1 million compared to the same period in 2016 due to an $4 million increase in Messaging from a full quarter of Messaging revenue related to the 2016 acquisition of Openwave and from new sales in the Japanese market; and a $5.9 million increase in Cloud revenue attributable to the deferral of revenue to future periods until the delivery of services was completed for revenue recognition, offset partially by  a strategic decision to focus on tier 1 customer opportunities, a reduction in professional fees and the termination of a contract with an international carrier; partially offset by a $4.2 million decrease in Digital Transformation revenue resulting from the deferral in the first quarter of 2017 of revenue to future periods where the collectability was not reasonably assured, a decrease in digital activation and professional services revenue, and a decrease in revenue from the divestiture of the SpeechCycle business.

Cost of revenue decreased $0.4 million to $47.8 million for the three months ended June 30, 2017 compared to the same period in 2016, primarily due to decreases of $2.6 million in related hosting and telecommunication costs, $1.6 million in personnel and related costs. This was partially offset by increases in outside consulting expenses of $3.0 million, professional service fees of $1.0 million and specific merger and acquisition expenses of $0.5 million, primarily driven by migration and integration costs associated with our Intralinks acquisition.

For the six months ended June 30, 2017, cost of revenue decreased $0.5 million to $93.8 million compared to the same period in 2016. The decrease in 2017 was due cost cutting initiatives which reduced the following: (i) $7.2 million of customer related hosting fees and telecommunications costs and (ii) $1.3 million of personnel related costs. This was primarily offset by increased use of outside consulting, professional service fees, which amounted to increase of $5.0 million and $1.1 million respectively. $2.1 million in increased maintenance costs also contributed to changes over prior period. These overall offsetting increases were driven migration and integration costs associated with Intralinks acquisition.

Research and development expense decreased $7.2 million to $20.8 million for the three months ended June 30, 2017, compared to the same period in 2016 primarily due to the launch of our Enterprise solution and acquisition of Openwave in 2016 and the recent divestiture of our carrier activation business.The decrease in 2017 was driven primarily by a reduction of $3.2 million in outside consulting fees, and $3.1 million of personnel and related costs through cost cutting efforts employed in outsourced research and development and through restructuring initiatives implemented in December 2016 and early 2017.

For the six months ended June 30, 2017, research and development expense decreased $7.6 million to $46.3 million compared to the same period in 2016 primarily due to the current quarter decreases described above.

Selling, general and administrative expense decreased $0.5 million to $29.4 million for the three months ended June 30, 2017, compared to the same period in 2016. The decrease was driven by a $3.1 million decrease in stock based compensation due to lower objectives being met on performance awards, which was predominately offset by an net increase in outside consulting expense and professional fees related to the Company’s accounting review and delayed filing of our Form 10-Q in 2017.

For the six months ended June 30, 2017, selling, general and administrative expense increased $12.4 million to $68.2 million compared to the same period in 2016. The increase was primarily due to $11.1 million in merger and acquisition expense related to our Intralinks acquisition and a net increase in professional and consulting fees of approximately $5.4 million related to the Company’s accounting review and delayed filing of our Form 10-Q in 2017. These were partially offset by $3.2 million of decreased stock based compensation expense and $0.7 million in personnel and related costs related to our current and prior year restructuring initiatives.

Net change in contingent consideration obligation resulted in a $3.1 million decrease for both the three and six months ended June 30, 2017, as compared to the same periods in 2016, due to the completion of the performance objectives in prior periods.

Restructuring charges increased by $5.3 million to $6.4 million for the three months ended June 30, 2017, compared to the same period in 2016. During the six months ended June 30, 2017, restructuring charges increased $5.4 million to $9.4 million, compared to the six months ended June 30, 2016. We commenced separate workforce reduction plans in March 2016, December 2016, March 2017 and June 2017 designed to reduce costs and align our resources with our key strategic priorities. Material cash outlays for restructuring occur in the quarter in which the plan is initiated or the subsequent quarter.

Depreciation and amortization expense decreased $0.5 million to $23.6 million for the three months ended June 30, 2017, compared to the same period in 2016 due primarily to intangible assets impairments incurred in 2016 which reduced the intangible asset base for 2017 expense and the sale of Speechcyle in the first quarter of 2017. For the six months ended June 30, 2017, depreciation and amortization expense increased $0.8 million to $47.6 million compared to the same period in 2016. The increase was primarily related to the increase in depreciable fixed assets necessary for the continued expansion of our platforms and amortization of our newly acquired intangible assets related to our recent acquisitions.

Interest income increased $2.4 million to $3.0 million for the three months ended June 30, 2017, compared to the three months ended June 30, 2016 and increased $4.7 million to $5.9 million for the six months ended June 30, 2017, compared to the six months ended June 30, 2016. The change for the three and six month periods was primarily due to interest earned on our related party PIK note extended in connection with the sale of our BPO business.

Interest expense increased $10.0 million to $11.8 million for the three months ended June 30, 2017, compared to the same period in 2016 due primarily to an increase of approximately $10.3 million related to an increase in borrowings outstanding related to the 2017 Term Facility, which was raised to fund the purchase of Intralinks, partially offset by a decrease of $0.5 million in interest expense related to the Amended Credit Facility outstanding in the prior year period.

For the six months ended June 30, 2017, interest expense increased $19.1 million to $22.5 million compared to the same period in 2016 due primarily to an increase of approximately $18.0 million related to interest on our 2017 Term Facility and $0.7 million related to our new Revolving Facility.

Other income (expense), net changed $2.2 million to a net other expense of $1.6 million for the three months ended June 30, 2017, compared to a net other income of $0.7 million for the same period in 2016. Other expense increased primarily due to net losses on foreign currency fluctuations.

For the six months ended June 30, 2017, other income (expense), net changed $2.3 million to a net other income of $2.6 million compared to a net other expense of nearly zero in the same period in 2016. Other net income increased primarily due to the $4.9 million pre-tax gain recognized on the divestiture of our SpeechCycle business, partially offset by net losses on foreign currency fluctuations.

Equity method investment losses were $0.2 million and $1.0 million for the three and six months ended June 30, 2017, respectively, compared to nil for the same periods in 2016. The earnings in the three and six month periods of 2017 related to STIN.

Income tax expense recognized was approximately $3.6 million during the three months ended June 30, 2017 compared to $0.4 million during the three months ended June 30, 2016. Our effective tax rate was approximately -18.7% for the three months ended June 30, 2017, which was lower than our U.S. federal statutory rate primarily due to the unfavorable impact of losses in foreign jurisdictions which have lower tax rates than the U.S. Our effective tax rate was approximately -3% for the three months ended June 30, 2016, which was lower than our U.S. federal statutory rate primarily due to the unfavorable impact of losses in foreign jurisdictions which have lower tax rates than the U.S. We review the expected annual effective income tax rate and make changes on a quarterly basis as necessary based on certain factors such as changes in forecasted annual operating income, changes to the actual and forecasted permanent book-to-tax differences, and changes resulting from the impact of tax law changes.

During the six months ended June 30, 2017, we recognized approximately $5.2 million of income tax benefit compared to $15.1 million during the six months ended June 30, 2016. Our effective tax rate was approximately 7.1% for the six months ended June 30, 2017, which was lower than our U.S. federal statutory rate primarily due to the unfavorable impact of losses in foreign jurisdictions which have lower tax rates than the U.S. Our effective tax rate was approximately 24.6% for the six months ended June 30, 2016, which was lower than our U.S. federal statutory rate primarily due to the unfavorable impact of losses in foreign jurisdictions which have lower tax rates than the U.S. We review the expected annual effective income tax rate and make changes on a quarterly basis as necessary based on certain factors such as changes in forecasted annual operating income, changes to the actual and forecasted permanent book-to-tax differences, and changes resulting from the impact of tax law changes.

Summary of the three and six months ended June 30, 2016 and 2015 (Unaudited)

The following table presents an overview of our results of operations for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	$ Change	2016	2015	$ Change
(in thousands)	(Restated)	(Restated)		(Restated)	(Restated)
Net revenues	$121,101	$87,710	$33,391	$199,347	$197,351	$1,996
Cost of revenues*	48,180	35,945	12,235	94,331	68,847	25,484
Research and development	28,047	22,466	5,581	53,874	44,419	9,455
Selling, general and administrative	29,880	18,615	11,265	55,794	37,747	18,047
Net change in contingent consideration obligation	3,110	—	3,110	3,115	—	3,115
Restructuring charges	1,139	1,416	(277)	4,049	4,621	(572)
Depreciation and amortization	24,093	16,596	7,497	46,875	30,778	16,097
Total costs and expenses	134,449	95,038	39,411	258,038	186,412	71,626
Loss from continuing operations	$(13,348)	$(7,328)	$(6,020)	$(58,691)	$10,939	$(69,630)
__________________________________________________________

*	Cost of revenues excludes depreciation and amortization which is shown separately.

Net revenues increased $33.4 million to $121.1 million for the three months ended June 30, 2016, compared to the same prior-year period primarily due to a $21.8 million increase in Cloud revenue due primarily to the deferral in the first quarter of 2016 of revenue to future periods until the delivery of services was completed for revenue recognition, the termination of a contract with an international carrier ; $13.8 million increase in Messaging revenue from the acquisition of Openwave in 2016; and a $2.1 million net decrease in Digital Transformation revenue from a decrease in digital activation and professional services revenue.

For the six months ended June 30, 2016, net revenues increased $2.0 million to $199.3 million compared to the same prior-year period primarily due to an $18.8 million increase in Messaging revenue from the 2016 acquisition of Openwave; and a $4.7 million increase in Digital Transformation revenue attributable to digital activation and professional services revenue; and a $21.4 million decrease in Cloud revenue due primarily to the deferral of revenue to future periods until the delivery of services was completed for revenue recognition, the termination of a contract with an international carrier and a decrease in subscription and professional services.

Cost of revenues increased $12.2 million to $48.2 million for the three months ended June 30, 2016, compared to the same prior-year period, due primarily to increases in personnel and related costs, migration and integration related to our Openwave acquisition and the launch of our enterprise solution during 2016. The impact of these activities resulted in increased personnel and related costs of $4.2 million, maintenance expenses $3.2 million, outside consulting expenses of $2.8 million and hosting and telecommunication expenses of $1.5 million.

For the six months ended June 30, 2016, cost of revenues increased $25.5 million to $94.3 million compared to the same prior-year period, due primarily to increases in hosting and telecommunication costs of $7.8 million, maintenance of $5.9 million, personnel and related costs of $5.4 million, and outside consulting of $5.1 million, which were primarily driven by the migration and integration related to our Openwave acquisition and the launch of our enterprise solution during 2016.

Research and development expense increased $5.6 million to $28.0 million for the three months ended June 30, 2016, compared to the same prior-year period primarily due to an increase of $4.2 million in outside consultant expense and $1.4 million in personnel and related costs which was driven by the launch of our enterprise solution.

For the six months ended June 30, 2016, research and development expense increased $9.5 million to $53.9 million, compared to the same prior-year period primarily due to an increase of $8.1 million in outside consulting fees, and $2.2 million in personnel and related costs which was driven by the launch of our enterprise solution.

Selling, general and administrative expense increased $11.3 million to $29.9 million for the three months ended June 30, 2016, compared to the same prior-year period. The Openwave acquisition, launch of our Enterprise solution in 2016 and various acquisitions in 2015 caused all categories of expense to increase, primarily $3.5 million in personnel and related costs, $1.7million related to professional service fees, $1.5 million in outside consulting expense, $0.9 million in telecommunications and facility costs, $0.7 million merger and acquisition costs and $0.7 million in share-based compensation.

For the six months ended June 30, 2016, selling, general and administrative expense increased $18.0 million to $55.8 million compared to the same prior-year period. The Openwave acquisition, launch of our Enterprise solution in 2016 and various acquisitions in 2015 caused all categories of expense to increase, primarily $7.4 million in personnel and related costs, $3.7 million in outside consulting, $2.2 million increase in professional fees and other acquisition related costs, $1.4 million increase in share-based compensation and $1.1 million in hosting, telecommunication and facility costs.

Net change in contingent consideration obligation resulted in a $3.1 million increase for the three and six months ended June 30, 2016, as compared to the same prior-year periods. In both periods during 2016, the change was due to an increase in the probability of achieving the contractual milestones associated with the Razorsight earn-out. There was no contingent consideration balance for the three and six months ended June 30, 2015, prior to the acquisition of Razosight.

Restructuring charges decreased $0.3 million to $1.1 million for the three months ended June 30, 2016, compared to the same prior-year period. For the six months ended June 30, 2016, restructuring charges decreased $0.6 million to $4.0 million compared to the same prior-year period. We commenced separate workforce reduction plans in January 2015 and March 2016 that were designed to reduce costs and align our resources with our key strategic priorities. Restructuring charges fluctuations are largely due to the size of the plan. Material cash outlays for restructuring occur in the quarter in which the plan is initiated or the subsequent quarter.

Depreciation and amortization expense increased $7.5 million to $24.1 million for the three months ended June 30, 2016, compared to the same prior-year period. For the six months ended June 30, 2016, depreciation and amortization expense increased $16.1 million to $46.9 million compared to the same prior-year period. The increase related to both periods was primarily due to the increase in depreciable fixed assets necessary for the continued expansion of our platforms and amortization of our newly acquired intangible assets related to recent acquisitions.

Interest income increased $0.1 million to $0.6 million for the three months ended June 30, 2016, compared to the same prior-year period and increased $0.3 million to $1.2 million for the six months ended June 30, 2016, compared to the same prior-year period. The change for the three and six-month periods were due to an increase in our returns on our cash, cash equivalents and investment balances due to a change in our portfolio allocations.

Interest expense increased $0.4 million to $1.8 million for the three months ended June 30, 2016, compared to the same prior-year period due primarily to an increase of approximately $0.3 million related to the $50.0 million drawdown from the 2013 Credit Facility and an increase of approximately $0.1 million related to bond premium amortization.

For the six months ended June 30, 2016, interest expense increased $0.7 million to $3.4 million for the six months ended June 30, 2016, compared to the same prior-year period due primarily to an increase of approximately $0.4 million related to the $50 million drawdown from the 2013 Credit Facility and an increase of approximately $0.2 million related to bond premium amortization.

Other income (expense), net increased $0.2 million to $0.7 million for the three months ended June 30, 2016, compared to the same prior-year period due primarily to foreign currency fluctuations. For the six months ended June 30, 2016, other income (expense), net changed $0.4 million to a net other expense of $0.3 million compared to a net other income of $0.7 million for the same prior-year period. The change was primarily due to foreign currency fluctuations.

Income tax expense recognized was approximately $.4 million during the three months ended June 30, 2016 compared to $8.4 million in the three months ended June 30, 2015. Our effective tax rate was approximately -3% for the three months ended June 30, 2016, which was lower than our U.S. federal statutory rate primarily due to the unfavorable impact of losses in foreign jurisdictions which have lower tax rates than the U.S. Our effective tax rate was approximately -113% for the three months ended June 30, 2015, which was lower than our U.S. federal statutory rate primarily due to the unfavorable impact of losses in foreign jurisdictions which have lower tax rates than the U.S. We review the expected annual effective income tax rate and make changes on a quarterly basis as necessary based on certain factors such as changes in forecasted annual operating income, changes to the actual and forecasted permanent book-to-tax differences, and changes resulting from the impact of tax law changes.

During the six months ended June 30, 2016, we recognized approximately $15.1 million of income tax benefit compared to $12.5 million in income tax expenses during the six months ended June 30, 2015. Our effective tax rate was approximately 25.0% for the six months ended June 30, 2016, which was lower than our U.S. federal statutory rate primarily due to the unfavorable impact of losses in foreign jurisdictions which have lower tax rates than the U.S. Our effective tax rate was approximately 126.6% for the six months ended June 30, 2015, which was higher than our U.S. federal statutory rate. We review the expected annual effective income tax rate and make changes on a quarterly basis as necessary based on certain factors such as changes in forecasted annual operating income, changes to the actual and forecasted permanent book-to-tax differences, and changes resulting from the impact of tax law changes.

Three and nine months ended September 30, 2017 and 2016 (Unaudited)

The following table presents an overview of our results of operations for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	$ Change	2017	2016	$ Change
(in thousands)		(Restated)			(Restated)
Net revenues	$91,015	$119,936	$(28,921)	$296,102	$319,283	$(23,181)
Cost of revenues*	45,576	49,139	(3,563)	139,386	143,470	(4,084)
Research and development	20,926	31,030	(10,104)	67,234	84,904	(17,670)
Selling, general and administrative	34,881	28,827	6,054	103,049	84,621	18,428
Net change in contingent consideration obligation	—	(1,349)	1,349	—	1,766	(1,766)
Restructuring charges	2,312	924	1,388	11,715	4,973	6,742
Depreciation and amortization	23,459	23,592	(133)	71,098	70,467	631
Total costs and expenses	127,154	132,163	(5,009)	392,482	390,201	2,281
Loss from continuing operations	$(36,139)	$(12,227)	$(23,912)	$(96,380)	$(70,918)	$(25,462)
__________________________________________________________

*	Cost of revenues excludes depreciation and amortization which is shown separately.

Net revenues decreased $28.9 million to $91.0 million for the three months ended September 30, 2017, compared to the same prior-year period, primarily due to a $25.8 million decrease in Cloud revenue from a strategic decision to focus on tier 1 customer opportunities, a reduction in professional fees and the termination of a contract with an international carrier; and a $3.9 million decrease in Messaging revenue from delays in the recognition of revenue due to the timing of the receipt of final acceptance from customers; partially offset by a $0.8 million increase in Digital Transformation revenue related to a decrease in revenue from the divestiture of the SpeechCycle asset offset by increases in digital activation and professional services revenue.

For the nine months ended September 30, 2017, net revenues decreased $23.2 million to $296.1 million, compared to the same prior-year period primarily due to a $3.4 million decrease in Digital Transformation revenue driven by from the deferral in Q1 2017 of revenue to future periods where the collectability was not reasonably assured, a decrease in digital activation and professional services services revenue, and a decrease in revenue from the divestiture of the SpeechCycle business; and a $19.9 million decrease in Cloud revenue attributable to the deferral of revenue to future periods until the delivery of services was completed for revenue recognition, a strategic decision to focus on tier 1 customer opportunities, a reduction in professional fees and the termination of a contract with an international carrier; partially offset by a $0.1 million increase in Messaging revenue from a full quarter of Messaging revenue related to the 2016 acquisition of Openwave, delays in the recognition of revenue due to the timing of the receipt of final acceptance from customers, and decreases in subscription and professional services.

Cost of revenue decreased $3.6 million to $45.6 million for the three months ended September 30, 2017, compared to the same prior-year period, due primarily to decreases of $3.3 million in net repairs and maintenance expense, $2.1 million in telecommunication costs, $1.9 million in personnel and related costs and $0.5 million of decreased stock based compensation related to the prior year divestitures and previous restructuring initiatives. This was partially offset by increases in professional service fees of $2.6 million and outside consulting expenses of $1.7 million, which were primarily driven by increased software licensing fees for third party software integration costs for our expanded programs and integration costs associated with prior acquisitions.

For the nine months ended September 30, 2017, cost of revenue decreased $4.1 million to $139.4 million compared to the same prior-year period. The decrease in 2017 was due cost cutting initiatives which reduced the following: (i) $9.3 million of customer related hosting fees and telecommunications costs and (ii) $5.4 million of personnel related costs, included stock based compensation. This was partially offset by an increase of $6.6 million due to higher use of outside consultants and a $3.8 million increase in professional service fees.

Research and development expense decreased $10.1 million to $20.9 million for the three months ended September 30, 2017, compared to the same prior-year period primarily due to costs reductions related to the 2016 divestiture of our our carrier activation business, prior year restructuring initiatives and the 2016 launch of our Enterprise solution, which drove decreases of $5.3 million in personnel and related costs, $3.8 million in outside consulting fees and $1.3 million in stock based compensation.

For the nine months ended September 30, 2017, research and development expense decreased $17.7 million to $67.2 million, compared to the same prior-year period. The decrease in 2017 was driven primarily by a reduction of $8.7 million in outside consulting fees, a $7.3 million of personnel and related costs and a $2.1 million reduction in stock-based compensation through cost cutting efforts employed in outsourced research and development and through restructuring initiatives implemented in December 2016 and early 2017.

Selling, general and administrative expense increased $6.1 million to $34.9 million for the three months ended September 30, 2017, compared to the same prior-year period. The increase was primarily due to a $8.5 million increase in professional fees and outside consulting fees related to our financial restatement process and acquisition costs. These increases were slightly offset by decreases of $3.0 million in stock-based compensation expense and $0.5 million in personnel and related costs.

For the nine months ended September 30, 2017, selling, general and administrative expense increased $18.4 million to $103.0 million compared to the same prior-year period. The increase was primarily due to a $15.6 million increase in professional fees related to our financial restatement process and $10.9 million in acquisition and divestiture costs. These increased costs were partially offset by decreased stock-based compensation of $6.1 million, outside consulting expenses of $1.6 million and personnel and related costs of $1.2 million, resulting from our current and prior year divestitures and restructuring initiatives.

Net change in contingent consideration obligation resulted in a $1.3 million change to zero for the three months ended September 30, 2017, as compared to a credit of $1.3 million in the same prior-year period. For the nine months ended September 30, 2017, the net change in contingent consideration obligation resulted in a $1.8 million decrease as compared to the same prior-year period. These decreases were due to the completion of the earn-out periods in 2016.

Restructuring charges increased $1.4 million to $2.3 million for the three months ended September 30, 2017, compared to the same prior year period. For the nine months ended September 30, 2017, restructuring charges increased $6.7 million to $11.7 million compared to the same prior-year period. We commenced separate workforce reduction plans in March 2016, December 2016, March 2017 and June 2017 that were designed to reduce costs and align our resources with our key strategic priorities. Material cash outlays for restructuring occur in the quarter in which the plan is initiated or the subsequent quarter.

Depreciation and amortization expense decreased $0.1 million to $23.5 million for the three months ended September 30, 2017, compared to the same prior-year period, due primarily to intangible assets impairments incurred in 2016 which reduced the intangible asset base for the comparable 2017 expense, net of increased depreciation on our newly acquired fixed assets. For the nine months ended September 30, 2017, depreciation and amortization expense increased by $0.6 million to $71.1 million compared to the nine months ended September 30, 2016. The increase during the year-to-date period was driven by increased depreciation on our newly acquired fixed assets, partially offset by decreases in intangible asset amortization due to prior year impairments.

Interest income increased $3.0 million to $3.3 million for the three months ended September 30, 2017, compared to the same prior-year period. For the nine months ended September 30, 2017, interest income increased $7.7 million to $9.2 million compared to the nine months ended September 30, 2016. The change for the three and nine month periods was primarily due to interest earned on our related party PIK note extended in connection with the sale of our BPO business.

Interest expense increased $24.0 million to $25.6 million for the three months ended September 30, 2017, compared to the same prior-year period due primarily to a $21.6 million increase in interest on borrowings outstanding related to our 2017 Term Facility and $2.0 million from the Revolving Facility. The 2017 Term Facility interest included $5.7 million of amendment fees and $2.5 million related to a contingent interest derivative.

For the nine months ended September 30, 2017, interest expense increased $43.0 million to $48.0 million compared to the same prior-year period due primarily to $39.6 million of increased interest on borrowings related to our 2017 Term Facility and $2.7 million from the Revolving Facility. The 2017 Term Facility interest included $5.7 million of amendment fees and $2.5 million related to a contingent interest derivative.

Other income (expense), net changed $0.4 million to a net other income of $0.3 million for the three months ended September 30, 2017, compared to a net other expense of $0.2 million for the same prior-year period. The change was primarily due to foreign currency fluctuation gains, partially offset by a one-time $0.5 million benefit from the restructuring of certain facility leases.

For the nine months ended September 30, 2017, other income (expense), net changed $2.8 million to a net other income of $2.9 million compared to a net other expense of $0.1 million for the nine months ended September 30, 2016. Other net income increased primarily due to the $4.9 million pre-tax gain recognized on the divestiture of our SpeechCycle business, partially offset by net losses on foreign currency fluctuations.

Equity method investment losses were $0.6 million and $1.6 million for the three and nine months ended September 30, 2017, compared to nil for the same periods in 2016. The earnings in the three and nine month periods of 2017 related to STIN.

Income tax benefit recognized was approximately $12.8 million during the three months ended September 30, 2017, compared to $3.6 million during the three months ended September 30, 2016. Our effective tax rate was approximately 22.3% for the three months ended September 30, 2017, which was lower than our U.S. federal statutory rate primarily due to the unfavorable impact of losses in foreign jurisdictions, which have lower tax rates than the U.S. Our effective tax rate was approximately 26% for the three months ended September 30, 2016, which was lower than our U.S. federal statutory rate primarily due to the unfavorable impact of losses in foreign jurisdictions, which have lower tax rates than the U.S.  We review the expected annual effective income tax rate and make changes on a quarterly basis as necessary based on certain factors such as changes in forecasted annual operating income, changes to the actual and forecasted permanent book-to-tax differences, and changes resulting from the impact of tax law changes.

For the nine months ended September 30, 2017 and 2016, we respectively recognized approximately $18.0 million and $18.8 million in related income tax benefit. Our effective tax rate was approximately 13.7% for the nine months ended September 30, 2017, which was lower than our U.S. federal statutory rate. Our effective tax rate was approximately 25% for the nine months ended September 30, 2016, which was lower than our U.S. federal statutory rate primarily due to the unfavorable impact of losses in foreign jurisdictions, which have lower tax rates than the U.S.  We review the expected annual effective income tax rate and make changes on a quarterly basis as necessary based on certain factors such as changes in forecasted annual operating income, changes to the actual and forecasted permanent book-to-tax differences, and changes resulting from the impact of tax law changes.

Three and nine months ended September 30, 2016 and 2015 (Unaudited)

The following table presents an overview of our results of operations for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	$ Change	2016	2015	$ Change
(in thousands)	(Restated)	(Restated)		(Restated)	(Restated)
Net revenues	$119,936	$88,747	$31,189	$319,283	$286,098	$33,185
Cost of revenues*	49,139	40,265	8,874	143,470	109,112	34,358
Research and development	31,030	24,151	6,879	84,904	68,570	16,334
Selling, general and administrative	28,827	20,339	8,488	84,621	58,086	26,535
Net change in contingent consideration obligation	(1,349)	—	(1,349)	1,766	—	1,766
Restructuring charges	924	359	565	4,973	4,980	(7)
Depreciation and amortization	23,592	19,588	4,004	70,467	50,366	20,101
Total costs and expenses	132,163	104,702	27,461	390,201	291,114	99,087
Loss from continuing operations	$(12,227)	$(15,955)	$3,728	$(70,918)	$(5,016)	$(65,902)
__________________________________________________________

*	Cost of revenues excludes depreciation and amortization which is shown separately.

Net revenues increased $31.2 million to $119.9 million for the three months ended September 30, 2016 compared to the same prior-year period, primarily due to a $18.7 million increase in Cloud revenue due primarily to the recognition of revenue deferred to future periods until the delivery of services was completed for revenue recognition, partially offset by the termination of a contract with an international carrier and a decrease in subscription and professional services; , an $13.3 million increase in Messaging revenue from the 2016 acquisition of Openwave, and a $0.9 million decrease in Digital Transformation revenue from a decrease in digital activation and professional services revenue.

For the nine months ended September 30, 2016, net revenues increased $33.2 million to $319.3 million, compared to the same prior-year period, due primarily to a $32.0 million increase in Messaging revenue from the 2016 acquisition of Openwave and a $3.8 million increase in Digital Transformation revenue from an increase in digital activation and professional services revenue; partially offset by a $2.6 million decrease in Cloud revenue from due primarily to the deferral of revenue to future periods until the delivery of services was completed for revenue recognition, the termination of a contract with an international carrier and a decrease in subscription and professional services.

Cost of revenues increased $8.9 million to $49.1 million for the three months ended September 30, 2016, compared to the same prior-year period, due primarily to costs related to our migration and integration of Openwave in 2016 and the launch of our Enterprise solution. The increase was driven by $4.7 million of personnel and related costs, $3.3 million of repair and maintenance expense related to the expansion of our operational footprint and $1.2 million of outside consulting fees as a result of increased usage of third party exception handling vendors. These increases were partially offset by a $0.4 million decrease in telecommunication expenses related to integration initiatives.

For the nine months ended September 30, 2016, cost of revenues increased $34.4 million to $143.5 million compared to the same prior-year period, due primarily to costs related to our migration and integration of Openwave in 2016 and the launch of our Enterprise solution. Personnel and related costs increased $10.2 million, of which $4.9 million related to increased headcount from the Openwave acquisition and remaining change related to the launch of our Enterprise solution. Equipment maintenance increased $8.3 million and telecommunication and facility costs increased $7.4 million due to the expansion of our operational footprint in 2016. Outside consulting expenses increased $6.3 million as a result of increased usage pertaining to recent acquisition.
Research and development expense increased $6.9 million to $31.0 million for the three months ended September 30, 2016, compared to the same prior-year period primarily due to increased headcount related to our acquisition of Openwave and the launch of our Enterprise solution during 2016, which drove a $3.3 million of increased personnel and related costs, $2.9 million of outside consultant expense and $0.4 million in stock-based compensation.

For the nine months ended September 30, 2016, research and development expense increased $16.3 million to $84.9 million compared to the same prior-year period. The increase in was primarily due to a $11.0 million increase in outside consulting fees and $5.5 million increase in personnel costs as a result of the launch of our Enterprise solution and our Openwave acquisition.

Selling, general and administrative expense increased $8.5 million to $28.8 million for the three months ended September 30, 2016, compared to the same prior-year period. The increase was driven by a $3.8 million increase in personnel and related costs which were impacted by increased headcount due to the launch of our Enterprise solution and our Openwave acquisition. There was an increase in professional services of $2.0 million related to accounting and legal costs resulting from our acquisitions and tax planning efforts. The remaining increase related primarily to prior year acquisitions and growth, which drove increases of $0.8 million in outside consulting fees, $0.6 million in telecommunication and facility costs, $0.5 million in marking expense and $0.4 million in merger and acquisition costs.

For the nine months ended September 30, 2016, selling, general and administrative expense increased $26.5 million to $84.6 million compared to the same prior-year period. The Openwave acquisition, launch of our Enterprise solution in 2016 and various acquisitions in 2015 caused all categories of expense to increase, primarily $11.2 million in personnel and related costs, $4.5 million in outside consulting, $2.6 million in merger and acquisition costs, $2.1 million of professional service fees, $1.7 million in telecommunication and facility costs, $1.1 million of marketing expense and a $1.1 million increase in share-based compensation. The remaining change related to various other operating expenses.

Net change in contingent consideration obligation resulted in a $1.3 million decrease for the three months ended September 30, 2016, as compared to the same prior-year period, driven by a reduction of the previously disclosed contingent consideration obligation due to a restatement adjustment related to achieving the contractual milestones associated with the Razorsight earn-out.

For the nine months ended September 30, 2016, the net change in contingent consideration obligation resulted in a $1.8 million increase as compared to the same prior-year period, driven by a reduction of the previously disclosed contingent consideration obligation due to a restatement adjustment related to achieving the contractual milestones associated with the Razorsight earn-out.

Restructuring charges increased $0.6 million to $0.9 million for the three months ended September 30, 2016, compared to the same prior-year period. For the nine months ended September 30, 2016 and 2015, restructuring charges remained flat at $5.0 million, respectively. We commenced separate workforce reduction plans in January 2015 and March 2016 that were designed to reduce costs and align our resources with our key strategic priorities. Material cash outlays for restructuring occur in the quarter in which the plan is initiated or the subsequent quarter.

Depreciation and amortization expense increased $4.0 million to $23.6 million for the three months ended September 30, 2016, compared to the same prior-year period. For the nine months ended September 30, 2016, depreciation and amortization expense increased $20.1 million to $70.5 million compared to the same prior-year period. The change in both periods was primarily related to the increase in depreciable fixed assets necessary for the continued expansion of our platforms and amortization of our newly acquired intangible assets related to our recent acquisitions.

Interest income decreased $0.3 million to $0.3 million for the three months ended September 30, 2016, compared to the same prior-year period and was driven by changes in our portfolio allocations compared to the respective prior year period. For the nine months ended September 30, 2016, interest income remained relatively flat at $1.5 million compared to the same prior-year period.

Interest expense increased $0.1 million to $1.6 million for the three months ended September 30, 2016, compared to the same prior-year period. For the nine months ended September 30, 2016, interest expense increased $0.8 million to $5.0 million compared to the same prior-year period due primarily to an increase of approximately $0.8 million related to the drawdown from the Amended Credit Facility.

Other income (expense), net decreased $0.8 million to a net expense of $0.2 million for the three months ended September 30, 2016, compared to the same prior-year period. The decrease was primarily due to a one-time $0.5 million benefit from the restructuring of certain facility leases and $0.2 million of rental income in 2016.

For the nine months ended September 30, 2016, other income (expense), net decreased $0.3 million to a net other expense of $0.1 million compared to the same prior-year period. The decrease was primarily due to a one-time $0.5 million benefit from the restructuring of certain facility leases.

Income tax benefit recognized was approximately $3.6 million during the three months ended September 30, 2016 compared to $7.8 million tax benefit during the three months ended September 30, 2015. Our effective tax rate was approximately 26.3% for the three months ended September 30, 2016, which was lower than our U.S. federal statutory rate primarily due to the unfavorable impact of losses in foreign jurisdictions, which have lower tax rates than the U.S. Our effective tax rate was approximately 43.8% for the three months ended September 30, 2015, which was higher than our U.S. federal statutory rate primarily due to the unfavorable impact of losses in foreign jurisdictions, which have lower tax rates than the U.S. We review the expected annual effective income tax rate and make changes on a quarterly basis as necessary based on certain factors such as changes in forecasted annual operating income, changes to the actual and forecasted permanent book-to-tax differences, and changes resulting from the impact of tax law changes.

During the nine months ended September 30, 2016, we recognized approximately $18.8 million of income tax benefit compared to $4.7 million in income tax expenses during the nine months ended September 30, 2015. Our effective tax rate was approximately 24.9% for the nine months ended September 30, 2016, which was lower than our U.S. federal statutory rate primarily due to the unfavorable impact of losses in foreign jurisdictions, which have lower tax rates than the U.S. Our effective tax rate was approximately -59.9% for the nine months ended September 30, 2015, which was lower than our U.S. federal statutory rate primarily due to the unfavorable impact of losses in foreign jurisdictions, which have lower tax rates than the U.S. We review the expected annual effective income tax rate and make changes on a quarterly basis as necessary based on certain factors such as changes in forecasted annual operating income, changes to the actual and forecasted permanent book-to-tax differences, and changes resulting from the impact of tax law changes.

Liquidity and Capital Resources

As of December 31, 2017, our principal sources of liquidity have been cash provided by operations and proceeds from divestitures. Our cash, cash equivalents, marketable securities and restricted cash balance was $249.2 million at December 31, 2017. We anticipate that our principal uses of cash in the future will be to fund the expansion of our business through both organic growth and acquisition activities and the expansion of our customer base. Uses of cash will also include facility and technology expansion, significant integration and restructuring activities, capital expenditures, and working capital.

At December 31, 2017, our non-U.S. subsidiaries held approximately $29.4 million of cash and cash equivalents that are available for use by all of our operations around the world. At this time, we believe the funds held by all non-U.S. subsidiaries will be permanently reinvested outside of the U.S. However, if these funds were repatriated to the U.S. or used for U.S. operations, certain amounts could be subject to U.S. tax for the incremental amount in excess of the foreign tax paid. Due to the timing and circumstances of repatriation of these earnings, if any, it is not practical to determine the unrecognized deferred tax liability related to the amount.

We believe that our existing cash, cash equivalents, marketable securities, expected positive cash flows generated from operations will be sufficient to fund our operations for the next twelve months based on our current business plans. Our liquidity plans are subject to a number of risks and uncertainties, including those described in the "Forward-Looking Statements" section of this MD&A and Part I, Item 1A. “Risk Factors”, some of which are outside of our control.

2017 Credit Agreement

On January 19, 2017, we completed the acquisition of Intralinks. In connection with the acquisition, we entered into the 2017 Credit Agreement which was comprised of the 2017 Term Facility with a maturity date of January 19, 2024 (the “2017 Term Facility”) and the Revolving Facility with a maturity date of January 19, 2022 (the “Revolving Facility”), (together, the “2017 Credit Agreement”, as defined previously). Obligations under the 2017 Credit Agreement were guaranteed by certain of our subsidiaries and secured by substantially all of the Company’s and its subsidiaries’ assets.

The 2017 Term Facility amortized at 1% per annum in equal quarterly installments with the balance payable on the maturity date. The proceeds of the 2017 Term Facility were used to: finance a portion of the cash consideration in the offer and the merger to purchase all of the outstanding shares of Intralinks common stock; to refinance certain of our existing indebtedness, including the Amended Credit Agreement (the “Amended Credit Agreement”) with Wells Fargo Bank, National Association, as administrative agent (the “Administrative Agent”) and the several lenders party thereto dated July 7, 2016, the indebtedness of Intralinks (or our subsidiaries); and to pay related fees and expenses. The Revolving Facility included borrowing capacity available for letters of credit and for borrowings on same-day notice under swingline loans and borrowing thereunder could be used for working capital needs and other general corporate purposes.

The 2017 Term Facility initially bear an interest at a rate equal to, at our option, the adjusted LIBOR rate for an applicable interest period or an alternate base rate, in each case, plus an applicable margin of 2.75% or 1.75%, respectively. The Revolving Facility initially bear an interest at a rate equal to, at our option, the adjusted LIBOR rate or an alternate base rate, in each case, plus an applicable margin of 2.50% or 1.50%, respectively, subject to step-downs based on our ratio of first lien secured debt to adjusted earnings before interest, tax, depreciation and amortization (“EBITDA”), as defined in the 2017 Credit Agreement. We paid a commitment fee in the range of 0.25% to 0.375% on the unused balance of the Revolving Facility. Interest was payable quarterly under the 2017 Credit Agreement.

Subject to certain customary exceptions, the 2017 Term Facility was subject to mandatory prepayments in amounts equal to: (1) 100% of the net cash proceeds from any non-ordinary course sale or other disposition of assets (including as a result of casualty or condemnation) by Synchronoss or its subsidiaries subject to customary reinvestment provisions and certain other exceptions; (2) 100% of the net cash proceeds from incurrences of debt (other than permitted debt); and (3) a customary annual excess cash flow sweep at levels based on our applicable ratio of first lien secured debt to adjusted EBITDA, as defined in the 2017 Credit Agreement.

The 2017 Credit Agreement contained a number of customary affirmative and negative covenants and events of default, which, among other things, restricted our ability to incur debt, allow liens on assets, make investments, pay dividends or prepay certain other debt. The 2017 Credit Agreement also required us to comply with certain financial maintenance covenants, including a total gross leverage ratio and an interest charge coverage ratio.

Certain of the lenders under the 2017 Credit Agreement, or their affiliates, provided, and may in the future from time to time provide, certain commercial and investment banking, financial advisory and other services in the ordinary course of business for the registrant and its affiliates, for which they have in the past and may in the future receive customary fees and commissions.

As a result of our restatement, we were unable to comply with covenants requiring the timely delivery of audited financial statements and interim financial information. We obtained waivers to extend the dates by which the Company was required to deliver such financial information to June 30, 2017.

Waiver Agreement to 2017 Credit Agreement

On June 30, 2017, the Company, the Lenders and the Administrative Agent entered into a Limited Waiver to Credit Agreement (the “Waiver Agreement”) pursuant to which the Lenders agreed, subject to the limitations contained in the Waiver Agreement, to temporarily waive (the “Limited Waiver”) the anticipated event of default (the “Anticipated Event of Default”) resulting from our failure to deliver its first quarter 2017 financial statements, together with related items required under the 2017 Credit Agreement on or prior to June 30, 2017. In the absence of the Limited Waiver, after the occurrence of the Anticipated Event of Default the Lenders would be permitted to exercise their rights and remedies available to them under the 2017 Credit Facility with respect to an event of default. The Limited Waiver was designed to give us and the Lenders additional time to negotiate in good faith and document certain amendments to the 2017 Credit Facility.

As consideration for the Limited Waiver, we agreed to pay a consent fee to each Lender who consented to the Waiver Agreement in an amount equal to 0.15% of the aggregate principal amount of such consenting Lender’s revolving credit commitments and term loans outstanding under the 2017 Credit Agreement, which amount was credited against any consent fee that was required to be paid in connection with any subsequent waiver of the Anticipated Event of Default or related amendment of the 2017 Credit Agreement. In addition, we paid the reasonable fees and expenses of counsel and other costs and expenses requested by the Administrative Agent on behalf of the Lenders and certain other fees as set forth in the Waiver Agreement.

First Amendment to 2017 Credit Agreement

On July 19, 2017, we entered into a first amendment and limited waiver to the 2017 Credit Agreement (the “First Amendment”). Pursuant to the First Amendment, the lenders and administrative agent agreed to extend the time period for delivery of our quarterly financial statements for the quarters ended March 31, 2017 and June 30, 2017 (the “2017 Quarterly Financial Statements”) and to waive the default and event of default arising from our failure to deliver the 2017 Quarterly Financial Statements within the timeframe originally required by the 2017 Credit Agreement (or, at our election, November 16, 2017, if prior to October 17, 2017 we pay a fee to the Lenders equal to 25 basis points on the aggregate principal amount of revolving commitments and terms loans outstanding).

The First Amendment effected various other changes to the terms of the Credit Agreement, including reducing revolving credit commitments from $200.0 million to $100.0 million (with a sub-limit on usage of $50.0 million until the earliest date by which the Company has delivered the 2017 Quarterly Financial Statements, the restated financial statements for the fiscal years ended December 31, 2016 and 2015 (and the respective quarterly periods) and certain information with respect to disclosing and remedying any material weaknesses in our internal control structure related to financial reporting).

Under the First Amendment, we were required to maintain a first lien secured net leverage ratio of no more than (x) 5.50 to 1 for any period ending from September 30, 2017 through March 31, 2019; (y) 5.00 to 1 for any period ending June 30, 2019 through December 31, 2019; and (z) 4.25 to 1 for any period ending March 31, 2020 and thereafter. We were also required to maintain a minimum interest coverage ratio of no less than 2.00 to 1.

Until the earlier of (A) the later of (i) December 15, 2017 and (ii) in the event that, prior to December 15, 2017, the Company has publicly announced a strategic transaction, or merger, business combination, acquisition or divestiture that would result in a change of control or a requirement to prepay the loans and terminate commitments under the Amended Credit Agreement, the date on which such transaction is consummated or abandoned (the “Initial Period End Date”) and (B) June 15, 2018, term loans under the Amended Credit Agreement bear interest at a rate equal to, at our option, the adjusted LIBOR rate for an applicable interest period or an alternate base rate (subject to a floor of 1.00% and 2.00%, respectively), in each case, plus an applicable margin of 4.50% or 3.50%, respectively. Thereafter, the applicable margins increase to 5.75% and 4.75%, respectively, if our first lien secured net leverage ratio is less than or equal to 5.00 to 1, and to 6.75% and 5.75%, respectively, if our first lien secured net leverage ratio is greater than 5.00 to 1. The foregoing applicable margins are subject to a retroactive increase of 0.25% each if the Restated Financial Statements show an amount of net revenue for any fiscal year ended December 31, 2015, December 31, 2016 and, if applicable, December 31, 2014 that varies by greater than 15% of the net revenue set forth on Consolidated Balance Sheets and related Consolidated Statements of Operations of the Company for such fiscal year that had originally been filed with the Securities and Exchange Commission.

Until the Initial Period End Date, revolving loans under the Amended Credit Agreement bear interest at a rate equal to, at our option, the adjusted LIBOR rate or an alternate base rate (subject to a floor of 1.00% and 2.00%, respectively), in each case, plus an applicable margin of 4.50% or 3.50%, respectively. Thereafter, the applicable margins will be subject to step-downs based on our first lien secured net leverage ratio.

Until the Initial Period End Date, term loans under the Amended Credit Agreement are subject to a prepayment premium of 1.00% solely if prepaid with proceeds of a repricing transaction. Thereafter, the term loans will be subject to (x) a 2.00% prepayment premium for any voluntary prepayments (including upon a change of control) made through the one-year anniversary of the Initial Period End Date and (y) a 1.00% prepayment premium for any voluntary prepayments (including upon a change of control) made after the one-year anniversary of the Initial Period End Date and prior to the second anniversary thereof.

The Amendment also effected various other changes to the baskets and exceptions under the negative covenants of the Credit Agreement.

Our effective interest rate on the term loans was approximately 4.08% prior to the First Amendment and ranged from 5.74% to 5.76% from July 19, 2017 through November 2017. During 2017,we paid approximately $16.8 million in fees related to obtaining waivers, amendments, and consents in relation to the 2017 Credit Agreement as a result of the delay in the delivery of the 2017 Quarterly Financial Statements. These costs were recognized within the Interest expense line of the Consolidated Statements of Operations until the debt was repaid in the fourth quarter of 2017. The remaining balance was recognized within the Extinguishment of debt line item of the Consolidated Statements of Operations.

Repayment of 2017 Credit Agreement

In connection with the consummation of the Intralinks divestiture (See Note 4 - Acquisitions and Divestitures of the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K), we utilized a portion of the proceeds from the Intralinks divestiture to repay all outstanding obligations under the 2017 Credit Agreement. In connection therewith, we delivered all notices and took all other actions to facilitate and cause the termination of the 2017 Credit Agreement, the repayment in full of all obligations then outstanding thereunder and the release of any security interests in connection therewith, effective as of November 14, 2017. The aggregate payoff amount was approximately $897.5 million and included all accrued interest, fees and prepayment penalties associated therewith. The Company incurred approximately $29.4 million of a loss on the extinguishment of the 2017 Credit Agreement for the year ended December 31, 2017.

Amended Credit Facility

On July 7, 2016, we entered into an Amended Credit Facility, with the Administrative Agent and several lenders party thereto, which was permitted to be used for general corporate purposes was a $250.0 million unsecured revolving line of credit that was set to mature on July 7, 2021 (“Amended Credit Facility”), subject to terms and conditions set forth therein. We paid a commitment fee in the range of 15 to 30 basis points on the unused balance of the revolving credit facility under the Amended Credit Facility. We had the right to request an increase in the aggregate principal amount of the Amended Credit Facility up to $350.0 million. Interest on the borrowings ranged from 1.94% to 2.03%.

On January 19, 2017, the Company repaid all outstanding obligations under the Amended Credit Facility with Wells Fargo Bank and the several lenders party thereto. The aggregate payoff amount was $29.0 million and included all accrued interest and associated prepayment penalties. For further details, see Note 11 - Debt of the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

Convertible Senior Notes

On August 12, 2014, we issued the 2019 Notes. The 2019 Notes mature on August 15, 2019, and bear interest at a rate of 0.75% per annum payable semi-annually in arrears on February 15 and August 15 of each year. We accounted for the $230.0 million face value of the debt as a liability and capitalized approximately $7.1 million of financing fees, related to the issuance. At December 31, 2017, the carrying amount of the liability was $227.7 million and the outstanding principal of the 2019 Notes was $230.0 million, with an effective interest rate of approximately 1.38%. For further details, see Note 11 - Debt of the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

The 2019 Notes are our senior unsecured obligations and are convertible into shares of our common stock based on a conversion rate of 18.8072 shares per $1,000 principal amount of 2019 Notes which is equivalent to an initial conversion price of approximately $53.17 per share. We will satisfy any conversion of the 2019 Notes with shares of our common stock. The 2019 Notes are convertible at the note holders’ option prior to their maturity and if specified corporate transactions occur. The issue price of the 2019 Notes was equal to their face amount.

Holders of the 2019 Notes who convert their notes in connection with a qualifying fundamental change, as defined in the related indenture, may be entitled to a make-whole premium in the form of an increase in the conversion rate. Additionally, following the occurrence of a fundamental change, holders may require that we repurchase some or all of the 2019 Notes for cash at a repurchase price equal to 100% of the principal amount of the notes being repurchased, plus accrued and unpaid interest, if any. As of December 31, 2017, none of these conditions existed with respect to the 2019 Notes and as a result, the 2019 Notes are classified as long term.

A fundamental change occurs when, among other things, our common stock ceases to be listed or quoted on Nasdaq. In May 2018, trading of the our common stock has been suspended on Nasdaq, however, it has not been delisted (see Note 21 - Subsequent Events Review of the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.)

The 2019 Notes are our direct senior unsecured obligations and rank equal in right of payment to all of our existing and future unsecured and unsubordinated indebtedness.

At December 31, 2017, the carrying amount of the liability was $227.7 million and the outstanding principal of the 2019 Notes was $230.0 million, with an effective interest rate of approximately 1.38%. The fair value of the 2019 Notes was $218.5 million at December 31, 2017. The fair value of the liability of the 2019 Notes was determined using a discounted cash flow model based on current market interest rates available to the Company. These inputs are corroborated by observable market data for similar liabilities and therefore classified within Level 2 of the fair-value hierarchy.

We are required to meet all SEC filing requirements and deadlines in order to be in compliance with the 2019 Notes. In the event that we do not meet the filing requirements, the noteholders are entitled to receive additional interest of 0.25% up to 180 days from the date of the notice of default and 0.50% thereafter up to 360 days. The Company may agree to pay additional interest to the holders by notifying holders and the trustee within 90 days from the notice of default. If the Company decides to pay that interest, but has not remedied the event within 360 days from the notice of default, it will be in default. If the Company fails to elect to pay that additional interest, it will be in default if it does not remedy the event within the 90 days period.

We received a notice of default from holders of more than 25% of the outstanding principal amount of the 2019 Notes on October 13, 2017. Based on the terms of the 2019 Notes, the Company was obligated to begin paying additional interest starting January 11, 2018 (the 90th day following the Company’s receipt of the notice of default).

We are required to record a derivative related to this contingent interest as a liability and expense in our financial statements. At December 31, 2017, the Company recorded a contingent interest derivative liability within accrued expenses and corresponding interest expense of approximately $0.2 million.

2013 Credit Facility

In September 2013, we entered into a Credit Facility (the “Credit Facility”) with JP Morgan Chase Bank, N.A., as the administrative agent, Wells Fargo Bank, National Association, as the syndication agent and Capital One, National Association and KeyBank National Association, as co-documentation agents. The Credit Facility, which was used for general corporate purposes, was a $100.0 million unsecured revolving line of credit that was set to mature on September 27, 2018. We paid a commitment fee in the range of 25 to 35 basis points on the unused balance of the revolving credit facility under this credit agreement. We had the right to request an increase in the aggregate principal amount of the Credit Facility up to $150.0 million.

Interest on the borrowing was based upon LIBOR plus a 2.25 basis point margin. All outstanding balances under the Credit Facility were repaid on July 7, 2016 and the 2013 Credit Facility was terminated and replaced with the Amended Credit Facility.

Share Repurchase Program

On February 4, 2016, we announced that our Board of Directors approved a share repurchase program under which we may repurchase up to $100.0 million of our outstanding common stock for 12 to 18 months following the announcement. In 2016, the Company repurchased approximately 1.3 million shares of the Company’s common stock under this program for an aggregate repurchase price of $40.0 million. There were no repurchases in 2017.

Redeemable Shares

Under the terms of the Share Purchase Agreement, the Company issued Series A Preferred to Siris for consideration totaling $185.0 million, of which $97.7 million was paid in cash, with the remainder settled by Siris’ delivery of 5,994,667 shares of Synchronoss common stock. The Share Purchase Agreement also provided Siris with an option to put those shares to Synchronoss at price of $14.56 per share, or $87.3 million in the aggregate, if the Share Purchase Agreement was terminated. The Share Purchase Agreement required the Company to establish an escrow account of $87.3 million on the earlier date of the sale of Intralinks to Siris or the termination of the Share Purchase Agreement to fund our obligation under the put option. The option is exercisable within five days of the termination of the Share Purchase Agreement.

Shares of Preferred Stock

In accordance with the terms of the Share Purchase Agreement dated as of October 17, 2017 (the “PIPE Purchase Agreement”), with Silver, on February 15, 2018, we issued to Silver 185,000 shares of our newly issued Series A Preferred Stock, par value $0.0001 per share, with an initial liquidation preference of $1,000 per share, in exchange for $97.7 million in cash and the transfer from Silver to us of the 5,994,667 shares of our common stock held by Silver (the “Preferred Transaction”). In connection with the issuance of the Series A Preferred Stock, we (i) filed the Series A Certificate and (ii) entered into an Investor Rights Agreement with Silver setting forth certain registration, governance and preemptive rights of Silver with respect to us (the “Investor Rights Agreement”). Pursuant to the PIPE Purchase Agreement, at the closing, we paid to Siris $5.0 million as a reimbursement of Silver’s reasonable costs and expenses incurred in connection with the Preferred Transaction.

Certificate of Designation of the Series A Preferred Stock

The rights, preferences, privileges, qualifications, restrictions and limitations of the shares of Series A Preferred Stock are set forth in the Series A Certificate. Under the Series A Certificate, the holders of the Series A Preferred Stock are entitled to receive Preferred Dividends. The Preferred Dividends are due on each Series A Dividend Payment Date. We may choose to pay the Preferred Dividends in cash or in additional shares of Series A Preferred Stock. In the event we do not declare and pay a dividend in-kind or in cash on any Series A Dividend Payment Date, the unpaid amount of the Preferred Dividend will be added to the Liquidation Preference. In addition, the Series A Preferred Stock participates in dividends declared and paid on shares of our common stock.

Each share of Series A Preferred Stock is convertible, at the option of the holder, into the number of shares of common stock equal to the “Conversion Price” (as that term is defined in the Series A Certificate) multiplied by the then applicable “Conversion Rate” (as that term is defined in the Series A Certificate). Each share of Series A Preferred Stock is initially convertible into 55.5556 shares of common stock, representing an initial “conversion price” of approximately $18.00 per share of common stock. The Conversion Rate is subject to equitable proportionate adjustment in the event of stock splits, recapitalizations and other events set forth in the Series A Certificate.

On and after the fifth anniversary of February 15, 2018, holders of shares of Series A Preferred Stock have the right to cause us to redeem each share of Series A Preferred Stock for cash in an amount equal to the sum of the current liquidation preference and any accrued dividends. Each share of Series A Preferred Stock is also redeemable at the option of the holder upon the occurrence of a “Fundamental Change” (as that term is defined in the Series A Certificate) at a specified premium. In addition, we are also permitted to redeem all outstanding shares of the Series A Preferred Stock at any time (i) within the first 30 months of the date of issuance for the sum of the then-applicable Liquidation Preference, accrued but unpaid dividends and a make whole amount and (ii) following the 30-month anniversary of the date of issuance for the sum of the then-applicable Liquidation Preference and the accrued but unpaid dividends.

The holders of a majority of the Series A Preferred Stock, voting separately as a class, are entitled at each of our annual meetings of stockholders or at any special meeting called for the purpose of electing directors (or by written consent signed by the holders of a majority of the then-outstanding shares of Series A Preferred Stock in lieu of such a meeting): (i) to nominate and elect two members of our Board of Directors for so long as the Preferred Percentage (as defined in the Series A Certificate) is equal to or greater than 10%; and (ii) to nominate and elect one member of our Board of Directors for so long as the Preferred Percentage is equal to or greater than 5% but less than 10%.

For so long as the holders of shares of Series A Preferred Stock have the right to nominate at least one director, we are required to obtain the prior approval of Silver prior to taking certain actions, including: (i) certain dividends, repayments and redemptions; (ii) any amendment to our certificate of incorporation that adversely effects the rights, preferences, privileges or voting powers of the Series A Preferred Stock; (iii) issuances of stock ranking senior or equivalent to shares of Series A Preferred Stock (including additional shares of Series A Preferred Stock) in the priority of payment of dividends or in the distribution of assets upon any liquidation, dissolution or winding up of us; (iv) changes in the size of our Board of Directors; (v) any amendment, alteration, modification or repeal of the charter of our Nominating and Corporate Governance Committee of the Board of Directors and related documents; and (vi) any change in our principal business or the entry into any line of business outside of our existing lines of businesses. In addition, in the event that we are in EBITDA Non-Compliance (as defined in the Series A Certificate) or the undertaking of certain actions would result in us exceeding a specified pro forma leverage ratio, then the prior approval of Silver would be required to incur indebtedness (or alter any debt document) in excess of $10.0 million, enter or consummate any transaction where the fair market value exceeds $5.0 million individually or $10.0 million in the aggregate in a fiscal year or authorize or commit to capital expenditures in excess of $25.0 million in a fiscal year.

Each holder of Series A Preferred Stock has one vote per share on any matter on which holders of Series A Preferred Stock are entitled to vote separately as a class, whether at a meeting or by written consent. The holders of Series A Preferred Stock are permitted to take any action or consent to any action with respect to such rights without a meeting by delivering a consent in writing or electronic transmission of the holders of the Series A Preferred Stock entitled to cast not less than the minimum number of votes that would be necessary to authorize, take or consent to such action at a meeting of stockholders. In addition to any vote (or action taken by written consent) of the holders of the shares of Series A Preferred Stock as a separate class provided for in the Series A Certificate or by the General Corporation Law of the State of Delaware, the holders of shares of the Series A Preferred Stock are entitled to vote with the holders of shares of common stock (and any other class or series that may similarly be entitled to vote on an as-converted basis with the holders of common stock) on all matters submitted to a vote or to the consent of the stockholders of the Company (including the election of directors) as one class.

Under the Series A Certificate, if Silver and certain of its affiliates have elected to effect a conversion of some or all of their shares of Series A Preferred Stock and if the sum, without duplication, of (i) the aggregate number of shares of our common stock issued to such holders upon such conversion and any shares of our common stock previously issued to such holders upon conversion of Series A Preferred Stock and then held by such holders, plus (ii) the number of shares of our common stock underlying shares of Series A Preferred Stock that would be held at such time by such holders (after giving effect to such conversion), would exceed the 19.9% of the issued and outstanding shares of our voting stock on an as converted basis (the “Conversion Cap”), then such holders would only be entitled to convert such number of shares as would result in the sum of clauses (i) and (ii) (after giving effect to such conversion) being equal to the Conversion Cap (after giving effect to any such limitation on conversion). Any shares of Series A Preferred Stock which a holder has elected to convert but which, by reason of the previous sentence, are not so converted, will be treated as if the holder had not made such election to convert and such shares of Series A Preferred Stock will remain outstanding. Also, under the Series A Certificate, if the sum, without duplication, of (i) the aggregate voting power of the shares previously issued to Silver and certain of its affiliates held by such holders at the record date, plus (ii) the aggregate voting power of the shares of Series A Preferred Stock held by such holders as of such record date, would exceed 19.99% of the total voting power of our outstanding voting stock at such record date, then, with respect to such shares, Silver and certain of its affiliates are only entitled to cast a number of votes equal to 19.99% of such total voting power. The limitation on conversion and voting ceases to apply upon receipt of the requisite approval of holders of our common stock under the applicable listing standards.

Form of Investor Rights Agreement

Concurrently with the closing of the Preferred Transaction, Synchronoss and Silver entered into an Investor Rights Agreement. Under the terms of the Investor Rights Agreement, Silver and Synchronoss have agreed that, effective as of the closing of the Preferred Transaction, the Board of Directors of Synchronoss will consist of ten members. From and after the closing of the Preferred Transaction, so long as the holders of Series A Preferred Stock have the right to nominate a member to the Board of Directors pursuant to the Series A Certificate, the Board of Directors of Synchronoss will consist of (i) two directors nominated and elected by the holders of shares of Series A Preferred Stock; (ii) four directors who meet the independence criteria set forth in the applicable listing standards (each of whom will be initially agreed upon by Synchronoss and Silver); and (iii) four other directors, two of whom shall satisfy the independence criteria of the applicable listing standards and, as of the closing of the Preferred Transaction, one of whom shall be the individual then serving as chief executive officer of Synchronoss and one of whom shall be the current chairman of the Board of Directors of Synchronoss as of the date of execution of the Investors Rights Agreement. Following the closing of the Preferred Transaction, so long as the holders of Series A Preferred Stock have the right to nominate at least one director to the Board of Directors of Synchronoss pursuant to the Series A Certificate, Silver will have the right to designate two members of the Nominating and Corporate Governance Committee of the Board of Directors.

Pursuant to the terms of the Investor Rights Agreement, neither Silver nor its affiliates may transfer any shares of Series A Preferred Stock subject to certain exceptions (including transfers to affiliates that agree to be bound by the terms of the Investor Rights Agreement).

For so long as Silver has the right to appoint a director to the Board of Directors of Synchronoss, without the prior approval by a majority of directors voting who are not appointed by the holders of shares of Series A Preferred Stock, neither Silver nor its affiliates will directly or indirectly purchase or acquire any debt or equity securities of Synchronoss (including equity-linked derivative securities) if such purchase or acquisition would result in Silver’s Standstill Percentage (as defined in the Investor Rights Agreement) being in excess of 30%. However, the foregoing standstill restrictions would not prohibit the purchase of shares pursuant to the PIPE Purchase Agreement or the receipt of shares of Series A Preferred Stock issued as Preferred Dividends pursuant to the Series A Certificate, shares of Common Stock received upon conversion of shares of Series A Preferred Stock or receipt of any shares of Series A Preferred Stock, Common Stock or other securities of the Company otherwise paid as dividends or as an increase of the Liquidation Preference (as defined in the Series A Certificate) or distributions thereon. Silver will also have preemptive rights with respect to issuances of securities of Synchronoss in order to maintain its ownership percentage.

Under the terms of the Investor Rights Agreement, Silver will be entitled to (i) three demand registrations, with no more than two demand registrations in any single calendar year and provided that each demand registration must include at least 10% of the shares of Common Stock held by Silver, including shares of Common Stock issuable upon conversion of shares of Series A Preferred Stock and (ii) unlimited piggyback registration rights with respect to primary issuances and all other issuances.

Discussion of Cash Flows

A summary of net cash flows follows (in thousands):

	Year ended December 31,			2017 vs 2016	2016 vs 2015
	2017	2016	2015	Change	Change
Net cash provided by (used in):		(Restated)	(Restated)
Operating activities	$(18,248)	$104,559	$91,986	$(122,807)	$12,573
Investing activities	98,245	(39,775)	(195,080)	138,020	155,305
Financing activities	(35,664)	(370)	15,349	(35,294)	(15,719)

Our primary source of cash is receipts from revenue. The primary uses of cash are personnel and related costs, telecommunications and facility costs related primarily to our cost of revenue and general operating expenses including professional service fees, consulting fees, building and equipment maintenance and marketing expense. Other sources of cash are proceeds from the exercise of employee stock options. Other uses of cash include our stock repurchase program, merger and acquisition costs and purchases of property and equipment.

Cash flows from operating activities in 2017 decreased by $122.8 million in comparison to 2016 due to a $51.0 million decrease in cash earnings, due in part to higher cash interest and lower revenues. Additional decreases were due to unfavorable changes in working capital of $71.8 million. Cash flows from operating activities in 2016 increased by $12.6 million compared to 2015 and reflects a $74.5 million increase in cash provided by changes in working capital, partially offset by a $61.9 million decrease in cash earnings.

Cash flows from investing activities in 2017 increased by $138.0 million in comparison to 2016 primarily due to the sale of Intralinks in 2017. Cash flows used by investing activities in 2016 increased by $155.3 million as compared to the prior year period primarily due to a reduction of purchases of marketable securities, proceeds from the sale of our BPO business and less cash used in acquisitions.

Cash flows from financing activities in 2017 decreased by $35.3 million in comparison to 2016 primarily due to a $39.0 million increase debt issuance costs and the payment of all outstanding borrowings on the revolving line of credit.

Additionally , in 2016 the Company repurchased $40.0 million for common stock. Cash flows from financing activities in 2016 decreased $15.7 million primarily reduced proceeds from the exercise of stock options compared to 2015, partially offset by payments made on contingent consideration arrangements.

We believe that our existing cash and cash equivalents, cash generated from our existing operations, our available credit facilities and other available sources of financing will be sufficient to fund our operations for the next twelve months based on our current business plans.

Effect of Inflation

Although inflation generally affects us by increasing our cost of labor and equipment, we do not believe that inflation has had any material effect on our results of operations during 2017, 2016 and 2015. We do not expect the current rate of inflation to have a material impact on our business.

Contractual Obligations

Our contractual commitments consist of obligations under leases for office space, automobiles, convertible debt and its associated interest expense, co-location agreements, computer equipment and furniture and fixtures. The following table summarizes our long-term contractual obligations as of December 31, 2017 (in thousands).

	Payments Due by Period
		Less Than			More Than
	Total	1 Year	1—3 Years	4—5 Years	5 Years
Capital lease obligations (1)	$15,249	$2,465	$4,347	$2,563	$5,874
Convertible Senior Notes (2)	230,000	—	230,000	—	—
Interest (3)	2,803	1,725	1,078	—	—
Operating lease obligations	85,339	9,743	19,996	17,908	37,692
Purchase obligations (4)	16,875	7,888	8,987	—	—
Mandatorily redeemable financial instrument (5)	37,959	37,959	—	—	—
Other long-term liabilities (6)	4,542	3,466	1,076	—	—
Total	$392,767	$63,246	$265,484	$20,471	$43,566
__________________________________________________________

(1)	Amount includes the Pennsylvania facility lease and the VCHS data center.

(2)	In the event the Company were to become delisted, amounts herein would become due immediately.

(3)	Represents the interest on the Convertible Senior Notes. If the Company is delisted from Nasdaq, this becomes current.

(4)	Amount represents obligations associated with colocation agreements and other customer delivery related purchase obligations .

(5)	Amount represents the Siris Put Right provided to a third-party in relation to the sale of Intralinks in November 2017. See Note 4 - Acquisitions & Divestitures for further details.

(6)	Amount represents unrecognized tax positions recorded in our balance sheet. Although the timing of the settlement is uncertain, we believe this amount will be settled within 3 years.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements in accordance with U.S. GAAP requires us to utilize accounting policies and make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingencies as of the date of the financial statements and the reported amounts of revenues and expenses during a fiscal period. The SEC considers an accounting policy to be critical if it is important to a company’s financial condition and results of operations, and if it requires significant judgment and estimates on the part of management in its application. We have discussed the selection and development of the critical accounting policies with the Audit Committee, and the Audit Committee has reviewed our related disclosures in this Form 10-K. Although we believe that our judgments and estimates are appropriate, correct and reasonable under the circumstances, actual results may differ from those estimates. If actual results or events differ materially from those contemplated by us in making these estimates, our reported financial condition and results of operations for future periods could be materially affected. See “Risk Factors” for certain matters bearing risks on our future results of operations.

We believe the following to be our critical accounting policies because they are important to the portrayal of our consolidated financial condition and results of operations and they require critical management judgments and estimates about matters that are uncertain.

Revenue Recognition and Deferred Revenue

The Company generates revenue from the delivery of a range of products, solutions and services for operators, enterprises, OEMs and technology providers . We offer services principally on a Transactional or Subscription basis (SaaS) or in the form of Professional Services or Software Licenses. Revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred, fees are fixed or determinable and collection is considered probable.

Transactional and Subscription Service Arrangements: Transaction service arrangements include services such as the processing of equipment orders, new account set-up and activation, number port requests, credit checks and inventory management. Subscription services include monthly active user fees, SaaS fees, hosting and storage and the related maintenance support for those services. Transaction revenues are principally based on a contractual price per transaction and are recognized based on the number of transactions processed during each reporting period. Subscription revenues are recorded either on a straight-line basis over the life of the contract or as a fixed monthly fee.

Professional Service and Software License Arrangements: Professional services include process and workflow consulting services and development services. Professional services when sold with transactional, subscription service or software licenses are accounted for separately when the professional services have value to the customer on a standalone basis and there is objective and reliable evidence of fair value of the professional services. If a professional service arrangement were not to qualify for separate accounting, we would recognize the professional service revenues ratably over the remaining term of the transaction or subscription agreement or over the life of a software implementation project.

Revenue from software license arrangements is recognized when the license is delivered to our customers and all of the software revenue recognition criteria are met. When software arrangements include multiple elements, the arrangement consideration is allocated at the inception to all deliverables using the residual method providing we have vendor specific objective evidence (“VSOE”) on all undelivered elements.

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
Deferred Revenue

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

Allowance for Loan Losses

The Company’s allowance for credit losses relates to the related party note receivable and is based on the probable estimated losses that may be incurred. The allowance is based on two basic principles of accounting: (1) ASC Topic 450, “Accounting for Contingencies”, which requires that losses be accrued when they are probable of occurring and estimable, and (2) ASC Topic 310, “Accounting by Creditors for Impairment of a Loan”, which requires that losses be accrued based on the differences between the value of collateral and the present value of future cash flows.

The allowance for loan losses is established to estimate losses that may occur by recording a provision for loan losses that is charged to earnings in the period known. The allowance is evaluated by management taking into consideration adverse situations that may affect the borrower’s ability to repay and the estimated value of any underlying collateral. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Measured impairment and credit losses are charged against the allowance when management believes to the extent amounts are not collectible.

Stock-Based Compensation

As of December 31, 2017, we maintain eight stock-based compensation plans. We utilize the Black-Scholes pricing model to determine the fair value of stock options on the dates of grant. Restricted stock awards are measured based on the fair market values of the underlying stock on the dates of grant. We recognize stock-based compensation over the requisite service period with an offsetting credit to additional paid-in capital.

For our performance restricted stock awards, we estimate the number of shares the recipient is to receive by applying a probability of achieving the performance goals. The actual number of shares the recipient receives is determined at the end of the performance period based on the results achieved versus goals based on our performance targets, such as revenue and EBITDA. Once the number of awards is determined, the compensation cost is fixed and continues to be recognized using straight line recognition over the requisite service period for each vesting tranche.

During 2017, our Board approved the issuance of performance-based restricted stock to certain executives which are eligible to vest if the volume-weighted average closing price over 20 consecutive trading days equals or exceeds certain stock prices during the specific performance period from July 2017 to July 2019. We utilized the Monte Carlo simulation to estimate the fair value of the restricted stock on its grant date.

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

Income Taxes

On December 22, 2017, the U.S. government enacted TCJA. The TCJA makes changes to the corporate tax rate, business-related deductions and taxation of foreign earnings, among others, that will generally be effective for taxable years beginning after December 31, 2017. These changes could have a material adverse impact on the value of our U.S. deferred tax assets and liabilities, result in significant one-time charges in the current or future taxable years and increase our future U.S. tax expense. Due to the complexities involved in accounting for the recently enacted TCJA, the SEC’s Staff Accounting Bulletin (“SAB”) 118 requires that the company include in its financial statements the reasonable estimate of the impact of the TCJA on earnings to the extent such reasonable estimate has been determined. Accordingly, the U.S. provision for income tax for 2017 is based on the reasonable estimate guidance provided by SAB 118. The Company is continuing to assess the impact from the TCJA and will record adjustments in 2018.

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

We recognize a tax benefit from an uncertain tax position only if it is more likely than not to be sustained upon examination based on the technical merits of the position. The amount of the accrual for which an exposure exists is measured by determining the amount that has a greater than 50 percent likelihood of being realized upon the settlement of the position. Components of the reserve are classified as current or a long term liability in the Consolidated Balance Sheets based on when we expect each of the items to be settled. We record interest and penalties accrued in relation to uncertain tax benefits as a component of interest expense. We expect that the amount of unrecognized tax benefits will change during 2018, we expect the change to have a $2.8 million impact on our results of operations and financial position.

While we believe we have identified all reasonably identifiable exposures and that the reserve we have established for identifiable exposures is appropriate under the circumstances, it is possible that additional exposures exist and that exposures may be settled at amounts different than the amounts reserved. It is also possible that changes in facts and circumstances could cause us to either materially increase or reduce the carrying amount of our tax reserves. In general, tax returns for the year 2014 and thereafter are subject to future examination by tax authorities.

Our policy has been to leave our cumulative unremitted foreign earnings invested indefinitely outside the United States, and we intend to continue this policy. Although the transition tax in the TCJA has removed U.S. federal taxes on distributions to the U.S. on a go forward, the Company continues to assert permanent reinvestment on foreign earnings. Due to the timing and circumstances of repatriation of such earnings, if any, it is not practicable to determine the unrecognized deferred tax liability relating to such amounts.

Business Combinations

We account for business combinations in accordance with the acquisition method. The acquisition method of accounting requires that assets acquired, and liabilities assumed and any noncontrolling interest in the aquiree (if any), be recorded at their fair values on the date of a business acquisition. Our consolidated financial statements and results of operations reflect an acquired business from the completion date of the transaction.

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

We record contingent consideration resulting from a business combination at its fair value on the acquisition date. Each reporting period thereafter, we revalue these obligations and record increases or decreases in their fair value as an adjustment to net change in contingent consideration obligation within the Consolidated Statements of Operations. Changes in the fair value of the contingent consideration obligation can result from updates in the achievement of financial or other operational targets and changes to the weighted probability of achieving those future targets. Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period. Accordingly, any change in the assumptions described above, could have a material impact on the amount of the net change in contingent consideration obligation that we record in any given period.

Discontinued Operations

Management classifies a disposal transaction as discontinued operation in the consolidated financial statements when it qualifies as a component of the Company, meets the held for sale criteria, is disposed of by sale, or is disposed of other than by sale and it represents a strategic shift that has a major effect on our operations and financial results. Insignificant and non-strategic shifting divestitures are not classified as within discontinued operations.

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

We generally account for investments that we make in VIEs in which we have determined that we do not have a controlling financial interest but have significant influence over and hold at least a 20% ownership interest using the equity method. Any such investment not meeting the parameters to be accounted under the equity method would be accounted for using the cost method unless the investment had a readily determinable fair value, at which it would then be reported.

If an entity fails to meet the characteristics of a VIE, management then evaluates such entity under the voting model. Under the voting model, we would consolidate the entity if it is determined that we, directly or indirectly, have greater than 50% of the voting shares, and determine that other equity holders do not have substantive participating rights.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of assets acquired, including other definite-lived intangible assets. Our policy is to perform an impairment test of goodwill at least annually, and more frequently if events or circumstances occurred that would indicate a reduced fair value in our reporting units could exist. Typically, we perform a qualitative assessment in the fourth quarter of the fiscal year to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying value. As part of this qualitative assessment, we perform a quantitative assessment where necessary in substantiating our qualitative assessment.

During our qualitative assessment we make significant estimates, assumptions, and judgments, around the financial performance of the Company, changes in our share price, and forecasts of earnings, working capital requirements, and cash flows. We consider each reporting unit's historical results and operating trends as well as any strategic difference from our historical results when determining these assumptions.

If we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill, we perform a quantitative goodwill impairment test. Fair value estimates used in the quantitative impairment test are calculated using a combination of the income and market approaches. The income approach is based on the present value of future cash flows of each reporting unit, while the market approach is based on certain multiples of selected guideline public companies or selected guideline transactions. The approaches incorporate a number of market participant assumptions including future growth rates, discount rates, income tax rates and market activity in assessing fair value and are reporting unit specific. If the carrying amount exceeds the reporting unit's fair value, we recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value.

The fair value measurement associated with the quantitative goodwill impairment test is based on significant inputs that are not observable in the market and thus represents a Level 3 measurement. Significant changes in the underlying assumptions used to value goodwill could significantly increase or decrease the fair value estimates used for impairment assessments.

Capitalized Software Development Costs

Software development costs are accounted for in accordance with either ASC 985-20, “Software - Costs of Software to be Sold, Leased or Marketed,” or ASC 350-40, “Internal-Use Software.” Costs associated with the planning and designing phase of software development are classified as research and development costs and are expensed as incurred. The amounts capitalized include external direct costs of services used in developing internal-use software, employee compensation and related expenses of personnel directly associated with the development activities and interest. Once technological feasibility has been determined, a portion of the costs incurred in development, including coding, testing and quality assurance, are capitalized until available for general release to clients.

Amortization is calculated on a solution-by-solution basis and is recognized over the estimated economic life of the software, typically ranging two to three years. Amortization begins when the software is substantially completed for its intended use. Costs incurred during the preliminary and post-implementation stages are expensed as incurred. The amounts capitalized include external direct costs of services used in developing internal-use software, employee compensation and related expenses of personnel directly associated with the development activities and interest. Software development costs are evaluated for recoverability whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. Unrecoverable costs are reviewed annually and recognized in the period they become unrecoverable, as needed, and are recorded in the Consolidated Statements of Operations as depreciation and amortization expense.

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

This fair value measurement is based on significant inputs that are not observable in the market and thus represents a Level 3 measurement. Significant changes in the underlying assumptions used to value long lived assets could significantly increase or decrease the fair value estimates used for impairment assessments.

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

Recently Issued Accounting Standards

For a discussion of recently issued accounting standards see Note 3 - Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of and during the years ended December 31, 2017 and December 31, 2016 that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our interests.

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

The primary objective of our investment activities is to preserve our capital for the purpose of funding operations, while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and short- and long-term investments in a variety of securities, which could include commercial paper, money market funds and corporate and government debt securities. Our cash, cash equivalents and marketable securities at December 31, 2017 and 2016 were invested in liquid money market accounts, certificates of deposit and government securities. All market-risk sensitive instruments were entered into for non-trading purposes.

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

Interest Rate Risk

We are exposed to the risk of interest rate fluctuations on the interest income earned on our cash and cash equivalents. A hypothetical 100 basis point movement in interest rates applicable to our cash and cash equivalents outstanding at December 31, 2017 would increase interest income by less than $2.5 million on an annual basis.

Borrowings under our convertible debt are at fixed rates of interest. As such, our net income is not sensitive to movements in interest rates. If interest rates increase, our debt obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income would decrease. Such increases in interest rates could have a material adverse effect on our cash flow and financial condition. As of December 31, 2017, we held a contingent derivative interest fair valued at $0.2 million.

Based on our outstanding borrowings at December 31, 2017, a one-percentage point change in interest rates would have affected interest expense on the debt by $0.0 million on an annualized basis.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Synchronoss Technologies, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Synchronoss Technologies, Inc. (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated June 29, 2018 expressed an adverse opinion thereon.

Restatement of 2016 and 2015 Financial Statements
As discussed in Note 2 to the consolidated financial statements, the 2016 and 2015 consolidated financial statements have been restated to correct various misstatements identified during the Company’s internal investigation.

Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2001.
Iselin, New Jersey
June 29, 2018

SYNCHRONOSS TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS (See Note 3)
(In thousands)

	December 31,
	2017	2016
		(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$156,299	$169,801
Restricted cash**	89,826	41,632
Marketable securities	3,111	12,506
Accounts receivable, net of allowance for doubtful receivables of $3,107 and $1,459 at December 31, 2017 and December 31, 2016, respectively**	78,186	107,474
Prepaid and other current assets	43,557	38,277
Total current assets	370,979	369,690
Marketable securities	—	2,974
Property and equipment, net	111,825	158,205
Goodwill	237,303	224,651
Intangible assets, net	132,167	162,968
Deferred tax assets	—	13,286
Other assets	5,236	8,658
Note receivable from related party, net of allowance for loan losses of $14,562 at December 31, 2017**	73,984	70,269
Equity method investment	33,917	43,650
Total assets	$965,411	$1,054,351

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,959	$17,057
Accrued expenses	72,739	76,882
Deferred revenues	75,829	57,430
Contingent consideration obligation	—	2,833
Short-term debt	—	29,000
Mandatorily redeemable financial instrument	37,959	—
Total current liabilities	192,486	183,202
Lease financing obligation	11,183	12,450
Convertible debt, net of debt issuance costs	227,704	226,291
Deferred tax liabilities	13,735	3,508
Deferred revenues	25,241	65,630
Other liabilities	6,195	8,193
Commitments and contingencies (Note 10)
Redeemable noncontrolling interest	25,280	25,280
Stockholders’ equity:
Common stock, $0.0001 par value; 100,000 shares authorized, 52,024 and 50,388 shares issued; 46,965 and 45,292 outstanding at December 31, 2017 and December 31, 2016, respectively	5	5
Treasury stock, at cost (5,059 and 5,096 shares at December 31, 2017 and December 31, 2016, respectively)	(105,584)	(106,631)
Additional paid-in capital	597,553	571,153
Accumulated other comprehensive loss	(23,373)	(42,350)
Retained earnings	(5,014)	107,620
Total stockholders’ equity	463,587	529,797
Total liabilities and stockholders’ equity	$965,411	$1,054,351
** See Note 6 -Investments in Affiliates and Related Transactions for related party transactions reflected in this account

See accompanying notes to consolidated financial statements.

SYNCHRONOSS TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (See Note 3)
(In thousands, except per share data)

	Year Ended December 31,
	2017	2016	2015
		(Restated)	(Restated)

Net revenues**	$402,361	$426,294	$372,561
Costs and expenses:
Cost of revenues*	181,453	194,684	154,810
Research and development	90,850	114,493	92,763
Selling, general and administrative	154,037	126,228	84,591
Net change in contingent consideration obligation	—	1,194	1,515
Restructuring charges	10,739	6,333	4,946
Depreciation and amortization	94,884	105,966	71,049
Total costs and expenses	531,963	548,898	409,674
Loss from continuing operations	(129,602)	(122,604)	(37,113)
Interest income**	12,502	1,907	2,047
Interest expense	(55,771)	(7,414)	(5,711)
Loss on extinguishment of debt	(29,413)	—	—
Other (expense) income, net	(17,678)	1,022	607
Equity method investment loss	(9,125)	—	—
Loss from continuing operations, before taxes	(229,087)	(127,089)	(40,170)
Benefit for income taxes	34,863	33,220	2,388
Net loss from continuing operations	(194,224)	(93,869)	(37,782)
Net income from discontinued operations, net of taxes	75,495	90,560	40,267
Net (loss) income	(118,729)	(3,309)	2,485
Net (loss) income attributable to noncontrolling interests	(9,291)	(15,203)	(628)
Net (loss) income attributable to Synchronoss	$(109,438)	$11,894	$3,113

Basic †
Continuing operations	$(4.14)	$(1.81)	$(0.88)
Discontinued operations	1.69	2.08	0.95
	$(2.45)	$0.27	$0.07
Diluted †
Continuing operations	$(4.14)	$(1.81)	$(0.88)
Discontinued operations	1.69	2.08	0.95
	$(2.45)	$0.27	$0.07
Weighted-average common shares outstanding:
Basic †	44,669	43,551	42,284
Diluted †	44,669	43,551	42,284
__________________________________________________________

*	Cost of services excludes depreciation and amortization which is shown separately.

**	See Note 6 -Investments in Affiliates and Related Transactions for related party transactions reflected in this account

†	See Note 3 - Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements.

Please note these references going forward in the Notes to Consolidated Financial Statements.

See accompanying notes to consolidated financial statements

SYNCHRONOSS TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (See Note 3)
(In thousands)

	Year Ended December 31,
	2017		2016	2015
			(Restated)	(Restated)

Net (loss) income	$(118,729)		$(3,309)	$2,485
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	17,027		(4,114)	(17,705)
Unrealized gain (loss) on securities	18		3	(20)
Net gain (loss) on intra-entity foreign currency transactions	1,932		(725)	(1,335)
Total other comprehensive income (loss), net of tax	18,977		(4,836)	(19,060)
Comprehensive loss	(99,752)		(8,145)	(16,575)
Comprehensive (loss) income attributable to redeemable noncontrolling interests	(9,291)	—	(15,203)	(628)
Total comprehensive (loss) income attributable to Synchronoss	(90,461)		7,058	(15,947)

See accompanying notes to consolidated financial statements.

SYNCHRONOSS TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(See Note 3)
(In thousands)

					Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance at Balance at December 31, 2014, as previously reported	46,444	$4	(3,733)	$(66,336)	$454,740	$(20,014)	$160,713	$529,107
Cumulative restatement adjustments	176	—	(159)	(1,991)	2,408	1,560	(67,620)	(65,643)
Balance at January 1, 2015 (As Restated)	46,620	$4	(3,892)	$(68,327)	$457,148	$(18,454)	$93,093	$463,464
Stock based compensation	—	—	—	—	30,780	—	—	30,780
Issuance of restricted stock	734	—	—	—	—	—	—	—
Issuance of common stock on exercise of options	879	—	—	—	19,936	—	—	19,936
ESPP compensation	—	—	—	—	624	—	—	624
Sale of treasury stock in connection with an employee stock purchase plan	54	—	—	—	1,902	—	—	1,902
Other	—	—	—	—	4	—	(4)	—
Adjustments to redemption value of noncontrolling interest	—	—	—	—	(628)	—	—	(628)
Net income attributable to Synchronoss	—	—	—	—	—	—	3,113	3,113
Total other comprehensive income (loss)	—	—	—	—	—	(19,060)	—	(19,060)
Tax benefit from stock option exercise	—	—	—	—	5,198	—	—	5,198
Balance at December 31, 2015 (As Restated)	48,287	$4	(3,892)	$(68,327)	$514,964	$(37,514)	$96,202	$505,329
Cumulative effect of adjustment to retained earnings (ASU Adoption)	—	—	—	—	710	—	(476)	234
Stock based compensation	—	—	—	—	33,361	—	—	33,361
Issuance of restricted stock	585	—	—	—	—	—	—	—
Issuance of common stock on exercise of options	608	1	—	—	13,912	—	—	13,913
ESPP compensation	—	—	—	—	817	—	—	817
Issuance of common stock related to acquisition	840	—	—	—	22,000	—	—	22,000
Issuance of common stock to a subsidiary	20	—	—	—	—	—	—	—
Issuance of common stock to employee stock purchase plan	48	—	—	—	955	—	—	955
Repurchase of treasury shares	—	—	(1,262)	(40,025)	—	—	—	(40,025)
Sale of treasury stock in connection with an employee stock purchase plan	—	—	58	1,721	(493)	—	—	1,228
Other	—	—	—	—	130	—	—	130
Adjustments to redemption value of noncontrolling interest	—	—	—	—	(15,203)	—	—	(15,203)
Net income attributable to Synchronoss	—	—	—	—	—	—	11,894	11,894
Total other comprehensive income (loss)	—	—	—	—	—	(4,836)	—	(4,836)
Balance at December 31, 2016 (As Restated)	50,388	$5	(5,096)	$(106,631)	$571,153	$(42,350)	$107,620	$529,797

See accompanying notes to consolidated financial statements.

SYNCHRONOSS TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)
(See Note 2)
(In thousands)

					Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance at December 31, 2016 (As Restated)	50,388	$5	(5,096)	$(106,631)	$571,153	$(42,350)	$107,620	$529,797
Cumulative effect of adjustment to retained earnings (ASU Adoption)	—	—	—	—	—	—	(3,196)	(3,196)
Stock based compensation	—	—	—	—	28,446	—	—	28,446
Issuance of restricted stock	1,565	—	—	—		—	—	—
Issuance of common stock on exercise of options	104	—	—	—	2,460	—	—	2,460
ESPP compensation	—	—	—	—	495	—	—	495
Sale of treasury stock in connection with an employee stock purchase plan	—	—	36	1,047		—	—	1,047
Shares withheld for taxes in connection with issuance of restricted stock	(29)	—	—	—	(442)	—	—	(442)
Fair value of awards assumed on acquisition	—	—	—	—	4,701	—	—	4,701
Other	—	—	—	—	31	—		31
Adjustments to redemption value of noncontrolling interest	—	—	—	—	(9,291)	—	—	(9,291)
Net loss attributable to Synchronoss	—	—	—	—	—	—	(109,438)	(109,438)
Total other comprehensive income (loss)	—	—	—	—		18,977	—	18,977
Balance at December 31, 2017	52,028	$5	(5,060)	$(105,584)	$597,553	$(23,373)	$(5,014)	$463,587

See accompanying notes to consolidated financial statements.

SYNCHRONOSS TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (See Note 3)
(In thousands)

	Year Ended Year ended December 31,
	2017	2016	2015
Operating activities:		(Restated)	(Restated)
Net loss from continuing operations	$(194,224)	$(93,869)	$(37,782)
Net loss from discontinued operations	75,495	90,560	40,267
Gain (loss) on sale of discontinued operations, net of tax	(122,842)	(113,129)	—

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization expense	93,924	94,911	71,049
Impairment of long-lived assets and capitalized software	960	11,055	—
Change in fair value of financial instruments	4,367	—	—
Amortization of debt issuance costs	12,771	1,607	1,501
Extinguishment of debt	29,413	—	—
Accrued PIK interest	(12,090)	(34)	—
Allowance for loan losses	14,562	—	—
Earnings (loss) from equity method investments	9,125	—	—
Gain (loss) on disposals	(4,947)	(122)	16
Discontinued operations non-cash and working capital adjustments	48,647	371	—
Amortization of bond premium	244	1,416	1,705
Deferred income taxes	19,243	17,148	(453)
Non-cash interest on leased facility	1,203	1,392	924
Stock-based compensation	22,495	34,178	31,404
Contingent consideration obligation	(2,711)	1,194	(15)
Changes in operating assets and liabilities:
Accounts receivable, net of allowance for doubtful accounts	29,283	(13,650)	(19,774)
Prepaid expenses and other current assets	(5,513)	31,648	(9,057)
Other assets	3,237	8,880	(3,751)
Accounts payable	(9,098)	(10,089)	(7,763)
Accrued expenses	(4,949)	(7,523)	(710)
Other liabilities	(3,337)	(6,558)	2,128
Deferred revenues	(23,506)	55,173	22,297
Net cash (used in) provided by operating activities	(18,248)	104,559	91,986

Investing activities:
Purchases of fixed assets	(12,151)	(42,570)	(57,666)
Purchases of intangible assets and capitalized software	(9,119)	(7,677)	(2,553)
Proceeds from the sale of Speechcycle	13,500	—	—
Purchases of marketable securities available-for-sale	(219)	(13,445)	(139,569)
Maturities of marketable securities available-for-sale	12,371	82,904	106,210
Equity investment	608	—	—
Investing in discontinued operations	(13,721)	—	—
Investment In Note Receivable	(6,187)	—	—
Proceeds from the sale of discontinued operations	928,171	27,335	—
Businesses acquired, net of cash	(815,008)	(86,322)	(101,502)
Net cash provided by (used in) investing activities	98,245	(39,775)	(195,080)

	Year Ended Year ended December 31,
	2017	2016	2015
Financing activities:		(Restated)	(Restated)
Proceeds from the exercise of stock options	2,584	13,633	19,936
Taxes paid on withholding shares	(442)	—	—
Payments on contingent consideration obligation	(122)	—	(4,468)
Debt issuance costs related to the Credit Facility and Revolving Facility	(3,692)	(1,346)	—
Debt issuance costs related to the 2017 Term Facility	(19,887)	—	—
Debt amendment costs related to the 2017 Credit Agreement	(16,776)	—	—
Proceeds from issuance of long term debt	900,000	—	—
Repayment of long term debt	(900,000)	—	—
Borrowings on revolving line of credit	—	144,000	—
Repayment of revolving line of credit	(29,000)	(115,000)	—
Excess tax benefits from stock option exercises	17	—	—
Repurchases of common stock	—	(40,025)	—
Proceeds from the sale of treasury stock in connection with an employee stock purchase plan	1,047	2,183	1,902
Proceeds from mandatorily redeemable financial instruments	33,592	—	—
Repayments of capital lease obligations	(2,985)	(3,815)	(2,021)
Net cash (used in) provided by financing activities	(35,664)	(370)	15,349
Effect of exchange rate changes on cash	(9,641)	(853)	(350)
Net increase in cash, restricted cash and cash equivalents	34,692	63,561	(88,095)
Cash, restricted cash and cash equivalents at beginning of period	211,433	147,872	235,967
Cash, restricted cash and cash equivalents at end of period	$246,125	$211,433	$147,872

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$7,612	$4,661	$29,868
Cash paid for interest	$55,957	$6,981	$5,791

Supplemental disclosures of non-cash investing and financing activities:
Issuance of common stock in connection with Openwave acquisition	$—	$22,000	$—
Issuance of common stock in connection with Intralinks acquisition	$4,700	$—	$—

Cash and cash equivalents per Consolidated Balance Sheets	$156,299	$169,801	$147,872
Restricted cash	$89,826	$41,632	$—
Total cash, cash equivalents and restricted cash	$246,125	$211,433	$147,872

See accompanying notes to consolidated financial statements.

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

1.	Description of Business

General

Synchronoss Technologies, Inc. (“Synchronoss” or the “Company”) is a global software and services company that provides essential technologies for the mobile transformation of business. The Company’s portfolio, which is targeted at the Consumer and Enterprise markets, contains offerings such as personal cloud, secure-mobility, identity management and scalable messaging platforms, products and solutions. These essential technologies create a better way of delivering the transformative mobile experiences that service providers and enterprises need to help them stay ahead of the curve in competition, innovation, productivity, growth and operational efficiency.

Synchronoss’ products and platforms are designed to be carrier-grade, flexible and scalable, enabling multiple converged communication services to be managed across a range of distribution channels including e-commerce, m-commerce, telesales, customer stores, indirect and other retail outlets. This business model allows the Company to meet the rapidly changing converged services and connected devices offered by their customers. Synchronoss’ products, platforms and solutions enable its enterprise and service provider customers to acquire, retain and service subscribers and employees quickly, reliably and cost-effectively with white label and custom-branded solutions. Synchronoss customers can simplify the processes associated with managing the customer experience for procuring, activating, connecting, backing-up, synchronizing and sharing/collaboration with connected devices and contents from these devices and associated services. The extensibility, scalability, reliability and relevance of the Company’s platforms enable new revenue streams and retention opportunities for their customers through new subscriber acquisitions, sale of new devices, accessories and new value-added service offerings in the Cloud. By using the Company’s technologies, Synchronoss customers can optimize their cost of operations while enhancing their customer experience.

The Company currently operates in and markets their solutions and services directly through their sales organizations in North America, Europe, the Middle East and Africa (“EMEA”), and the Asia-Pacific region. Synchronoss delivers essential technologies for mobile transformation to two primary types of customers: service provider and enterprise customers in regulated verticals and use cases.

Service Providers, Retailers, OEMs, Re-sellers and Service Integrators

The Company’s products and platforms provide end-to-end seamless integration between customer-facing channels/applications, communication services, or devices and “back-office” infrastructure-related systems and processes. Synchronoss’ customers rely on these solutions and technology to automate the process of activation and content and settings management for their subscribers’ devices while delivering additional communication services. Synchronoss’ portfolio includes: cloud-based sync, backup, storage and content engagement capabilities, broadband connectivity solutions, analytics, white label messaging, identity/access management that enable communications service providers (“CSPs”), cable operators/multi-services operators (“MSOs”) and original equipment manufacturers (“OEMs”) with embedded connectivity (e.g. smartphones, laptops, tablets and mobile internet devices (“MIDs”) such as automobiles, wearables for personal health and wellness, and connected homes), multi-channel retailers, as well as other customers to accelerate and monetize value-add services for secure and broadband networks and connected devices.

2.    Restatement of Previously Issued Consolidated Financial Statements

The Company has restated its audited consolidated financial statements for the years ended December 31, 2016 and 2015 for the matters described below.  The effects of these restatement adjustments on (i) the Company’s Consolidated Balance Sheet at December 31, 2016, (ii) the Company’s Consolidated Statement of Operations for the years ended December 31, 2016 and 2015, (iii) the Company’s Consolidated Statements of Comprehensive Income for the years ended December 31, 2016 and 2015,  (iv) the Company’s Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2016 and 2015  and (v) the Company’s Consolidated Statement of Cash Flows for the years ended December 31, 2016 and 2015 are presented below.

The effects of the restatement adjustments on the Company’s unaudited consolidated financial statements as of and for the quarters ended March 31, June 30 and September 31, 2016 and 2015 are included in Note 19, “Summary of Quarterly Results of Operations (Unaudited).”

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

The individual restatement matters that underlie the restatement adjustments are described below. The restatement adjustments also affect periods prior to 2015 and such adjustments have been reflected in the restated opening stockholders’ equity balances as of January 1, 2015.

Revenue Recognition Adjustments Related to Hosting Services

The Company typically sells hosting services to its subscription services customers, as well as to certain software license customers. As part of the Company’s review of its historical accounting, it has determined that adjustments are required related to certain transactions in each of these two categories of customers that purchase hosting services.

It was observed that in certain instances, the Company has historically entered into hosting arrangements that included various components to the fee structure with certain fees accelerated during the initial years of the arrangement. Historically, the Company recognized the accelerated fees as billed and maintenance and support fees were recognized on a straight-line basis through the term of the arrangement. However, the Company has determined to revise its accounting treatment for certain hosting services to reflect revenue recognition on a straight-line basis for such fees over the appropriate period of time during which (i) the benefits of hosting services were provided to the customer or (ii) the customer benefited from the set-up fees. The revised accounting treatment for the revenue recognition is reflected in the restated consolidated financial statements, whereby there has been a deferral of a portion of the accelerated fees out of the initial period of the arrangement, and recognition of those deferred amounts in the later periods of the hosting services arrangement.

In the case of certain perpetual software license customers, the Company historically recognized the perpetual software license fee revenue on an upfront basis. The Company has determined to revise its accounting treatment of that software license fee revenue to recognize it ratably over a period of time due to the inclusion of hosting services, as part of the same multiple element arrangement. In certain of these cases, the Company had entered into a separate hosting services contract with the customer that the Company has now determined should have been combined with the software license agreement and treated as part of a larger multiple element arrangement.

In accordance with the software revenue recognition rules, since the Company cannot establish vendor specific objective evidence of fair value of the hosting services, the software license element cannot be separated from the hosting services. The revised accounting treatment for the revenue recognition is reflected in the restated consolidated financial statements, whereby the bundled arrangement fees have been recognized ratably over the economic life of the hosting services.

Revenue Recognition Adjustments Related to Establishing Persuasive Evidence of an Arrangement and Other Revenue Adjustments

The Company historically has had, and continues to have, contractual arrangements with certain customers whereby there is an established master services agreement that includes general terms and conditions. Such master services agreements contemplate the delivery by the customer of purchasing documentation for purposes of completing orders, indicating the nature, price and quantity of products and services ordered.   In certain cases, the Company historically formed a view that persuasive evidence of an arrangement existed relating to such orders based upon its receipt from a customer of written confirmation of the order and commitment to pay the agreed price, such as a quote approval sent by the customer in response to a quote issued by the Company, but prior to that customer’s subsequent delivery to the Company an executed statement of work or, in some instances, a purchase order, pursuant to a master services agreement.

The Company has determined, in certain situations, to revise the timing of revenue recognition to when it received final formal contract documentation, which occurred in a future period. In those cases where the adjustment to defer revenue has been recorded prior to when cash payment was received from the customer, the balance sheet impact has been to reduce the related accounts receivable balance, whereas the balance sheet impact of these adjustments after the receipt of cash payment from the customer has been to increase accrued liabilities.

The Company also adjusted revenue recognition in connection with certain other transactions, including (i) where the payment obligation on the date of sale was found not to have been fixed and determinable; (ii) where collectibility was not reasonably assured; (iii) where the software delivered to the customer was ultimately deemed not to have met acceptance criteria; or (iv) where formal acceptance was not obtained.

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

In certain situations, these adjustments represent issues related to the timing of revenue recognition, while in other cases, these adjustments represent amounts that had subsequently been written-off to bad debt expense (whereby now both the revenue and the related bad debt expense has been reversed).

Adjustments Related to Accounting for Acquisitions and Divestiture

The Company has identified and corrected errors related to fees received under license agreements entered into with parties of certain historical acquisitions and a divestiture. In each case, the Company had originally treated the license agreement as a separate transaction and recorded the license fees on a gross basis as revenue. The Company has determined to revise its accounting treatment of the license arrangements, to record the license fees as part of the accounting for the acquisition or divestiture, as follows:

•
In certain cases, the Company entered into a license agreement as part of settling prior intellectual property infringement claims against an acquired entity and/or its selling parent company and affiliates. Historically, the Company had recognized these license fees separately as revenue. However, the Company has determined to net these license fees against the consideration paid as part of the acquisitions, resulting in a reduction of the goodwill and/or intangible assets recorded in purchase accounting.

•
The Company’s consolidated joint venture Zentry LLC (“Zentry”) and the Company’s partner in that joint venture entered into a license agreement in December 2015 at the same time as the formation of the joint venture. Historically, the Company recorded the license fees as revenue separately from the Zentry formation. The Company has determined to net these license fees against the cash contributions paid as part of the joint venture formation, resulting in a reduction of the goodwill and intangible assets recorded in purchase accounting.

•
The Company entered into a licensing agreement in December 2016 with Sequential Technology International, LLC (“STIN”) shortly after closing the divestiture of its activation business to Sequential Technology International Holdings, LLC (“STIH”). Historically, the Company recorded the license fees as revenue separately from the accounting for the divestiture. The Company has determined to classify these license fees as additional gain on sale of the activation exception handling business.

•
The Company made adjustments to reduce the contingent consideration payable to shareholders of Razorsight Corporation (“Razorsight”), which was acquired by the Company in August 2015, and the related losses previously recorded to adjust that liability to fair value, as a result of the determination that many of the sales of Razorsight software that had originally been included in the earn-out calculation have now been adjusted as part of the restatement.

•
The Company made adjustments to record the fair value of the Company’s guarantee of certain of STIN’s debt as part of the divestiture of its activation exception handling business to STIH in December 2016, to record the sellers note extended in the transaction at fair value, and to adjust certain receivables and other assets sold in the transaction.

•
The Company made certain adjustments to the opening balances of Openwave Messaging, Inc. (“Openwave”) and SNCR, LLC (“SNCR, LLC”); impacting deferred revenue, goodwill and intangibles. Adjustments in deferred revenue and intangibles resulted were reported post-acquisition as revenues and costs were realized.

Other Adjustments and Capitalized Software

The Company also identified and corrected certain errors in the amounts reported as capitalized software development. These adjustments were primarily around (i) the recognition of impairment or immediate expensing of certain previously capitalized software development costs and (ii) revisions of amounts capitalized and the timing of when such capitalized costs are amortized. Adjustments pertaining to capitalized software development were driven primarily due to misalignment on the unit of account being measured in tracking project progress and ultimately general release as well as the appropriateness of the capitalization of certain administrative costs.

The Company also identified and corrected certain other errors, primarily due to timing of recognition of (i) stock-based compensation arrangements, (ii) accruals and reserves, (iii) noncontrolling interests and (iv) impairment charges. Impairment charges were primarily due to long-lived asset impairments realized on SNCR, LLC assets, due to continued delays in product development and sales. Additionally, the Company identified certain prior year balance sheet classification adjustments requiring, the most significant of which, a reclassification between cash and restricted cash due to certain contractual restrictions on cash balances, and reclassifications between treasury stock and additional paid-in-capital due to share issuances from the Company’s common stock pool, rather than its treasury stock.

Income Taxes

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

The Company recorded adjustments to income taxes to reflect the impact of the restatement adjustments, as well as a discrete tax adjustment to record a valuation allowance at a specific foreign jurisdiction in an earlier year than originally recorded. See Note 17 - Income Taxes for discussion of the related impact to the Company’s effective tax rate.

The following table presents the Consolidated Balance Sheet as previously reported, restatement adjustments and the Consolidated Balance Sheet as restated at December 31, 2016:

		Adjustments
	As Previously Reported	Revenue - Hosting	Revenue - Evidence of Arrangement and Other Revenue	Acquisitions & Divestiture	Capitalized Software and Other	Income Taxes	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$181,018	$—	$—	$—	$(11,217)	$—	$169,801
Restricted cash	—	—	—	—	41,632	—	41,632
Marketable securities	12,506	—	—	—	—	—	12,506
Accounts receivable, net	137,233	(344)	(36,509)	7,896	(802)	—	107,474
Prepaid expenses and other current assets	33,696	—	—	1,408	(1,166)	4,339	38,277
Total current assets	364,453	(344)	(36,509)	9,304	28,447	4,339	369,690
Restricted cash	30,000	—	—	—	(30,000)	—	—
Marketable securities	2,974	—	—	—	—	—	2,974
Property and equipment, net	155,599	—	—	(823)	3,429	—	158,205
Goodwill	269,905	—	—	(41,358)	—	(3,896)	224,651
Intangible assets, net	203,864	—	—	(19,830)	(21,066)	—	162,968
Deferred tax assets	1,503	—	—	—	—	11,783	13,286
Other assets	7,541	—	—	(70)	1,187	—	8,658
Note receivable from related party	83,000	—	—	(12,731)	—	—	70,269
Equity method investment	45,890	—	—	(2,240)	—	—	43,650
Total Assets	$1,164,729	$(344)	$(36,509)	$(67,748)	$(18,003)	$12,226	$1,054,351

		Adjustments
	As Previously Reported	Revenue - Hosting	Revenue - Evidence of Arrangement and Other Revenue	Acquisitions & Divestiture	Capitalized Software and Other	Income Taxes	As Restated
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,770	$—	$—	$—	$1,287	$—	$17,057
Accrued expenses	69,435	—	5,274	971	246	956	76,882
Deferred revenues	27,542	33,398	(151)	(3,360)	1	—	57,430
Contingent consideration obligation	11,860	—	—	(9,027)	—	—	2,833
Short-term debt	29,000	—	—	—	—	—	29,000
Total current liabilities	153,607	33,398	5,123	(11,416)	1,534	956	183,202
Lease financing obligation - long term	12,121	—	—	41	288	—	12,450
Long-term debt	226,291	—	—	—	—	—	226,291
Deferred tax liability	49,822	—	—	—	—	(46,314)	3,508
Deferred revenues	12,134	52,965	531	—	—	—	65,630
Other liabilities	3,783	—	—	—	1,679	2,731	8,193
Redeemable noncontrolling interests	49,856	—	—	(28,813)	4,237	—	25,280
Commitments and contingencies
Stockholder's equity
Common stock	5	—	—	—	—	—	5
Treasury stock	(95,183)	—	—	—	(11,448)	—	(106,631)
Additional paid-in capital	575,093	—	—	(7,667)	3,727	—	571,153
Accumulated other comprehensive loss	(43,253)	—	658	—	138	107	(42,350)
Retained earnings	220,453	(86,707)	(42,821)	(19,893)	(18,158)	54,746	107,620
Total stockholders' equity	657,115	(86,707)	(42,163)	(27,560)	(25,741)	54,853	529,797
Total liabilities & stockholders' equity	$1,164,729	$(344)	$(36,509)	$(67,748)	$(18,003)	$12,226	$1,054,351

The following table presents the Consolidated Statement of Operations as previously reported, restatement adjustments and the Consolidated Statement of Operations as restated for the year ended December 31, 2016:

		Adjustments
	As Previously Reported	Revenue - Hosting	Revenue - Evidence of Arrangement and Other Revenue	Acquisitions & Divestiture	Capitalized Software and Other	Income Taxes	As Restated
Net revenues	$476,750	$(39,492)	$9,435	$(20,399)	$—	$—	$426,294
Costs and expenses:
Cost of services	194,198	—	—	(43)	529	—	194,684
Research and development	106,681	—	—	—	7,812	—	114,493
Selling, general and administrative	131,106	155	(4,470)	461	(1,024)	—	126,228
Net change in contingent consideration obligation	10,930	—	—	(9,736)	—	—	1,194
Restructuring charges	6,333	—	—	—	—	—	6,333
Depreciation and amortization	99,311	—	—	(4,452)	11,107	—	105,966
Total costs and expenses	548,559	155	(4,470)	(13,770)	18,424	—	548,898
Loss from continuing operations	(71,809)	(39,647)	13,905	(6,629)	(18,424)	—	(122,604)
Interest income	2,428	—	—	(340)	(181)	—	1,907
Interest expense	(7,013)	—	—	374	200	(975)	(7,414)
Other expense, net	1,863	—	253	(830)	(264)	—	1,022
Loss from continuing operations, before taxes	(74,531)	(39,647)	14,158	(7,425)	(18,669)	(975)	(127,089)
Benefit for income taxes	7,990	—	—	—	—	25,230	33,220
Net loss from continuing operations	(66,541)	(39,647)	14,158	(7,425)	(18,669)	24,255	(93,869)
Net income from discontinued operations, net of tax	74,533	—	(397)	17,844	—	(1,420)	90,560
Net loss	7,992	(39,647)	13,761	10,419	(18,669)	22,835	(3,309)
Net loss attributable to redeemable noncontrolling interests	(11,596)	—	—	—	(3,607)	—	(15,203)
Net loss attributable to Synchronoss	$19,588	$(39,647)	$13,761	$10,419	$(15,062)	$22,835	$11,894

Basic:
Continuing operations	$(1.26)						$(1.81)
Discontinued operations	1.71						2.08
	$0.45						$0.27
Diluted:
Continuing operations	$(1.26)						$(1.81)
Discontinued operations	1.71						2.08
	$0.45						$0.27
Weighted-average common shares outstanding:
Basic	43,571						43,551
Diluted	43,571						43,551

*	Cost of services excludes depreciation and amortization which is shown separately.

†	See Note 3 - Summary of Significant Accounting Policies.

The following table presents the Consolidated Statement of Operations as previously reported, restatement adjustments and the Consolidated Statement of Operations as restated for the year ended December 31, 2015:

		Adjustments
	As Previously Reported	Revenue - Hosting	Revenue - Evidence of Arrangement and Other Revenue	Acquisitions & Divestiture	Capitalized Software and Other	Income Taxes	As Restated
Net revenues	$428,117	$(26,908)	$1,442	$(30,090)	$—	$—	$372,561
Costs and expenses:
Cost of services	155,287	—	—	(17)	(460)	—	154,810
Research and development	91,430	—	—	—	1,333	—	92,763
Selling, general and administrative	88,411	—	(3,042)	—	(778)	—	84,591
Net change in contingent consideration obligation	760	—	—	755	—	—	1,515
Restructuring charges	4,946	—	—	—	—	—	4,946
Depreciation and amortization	72,152	—	—	(136)	(967)	—	71,049
Total costs and expenses	412,986	—	(3,042)	602	(872)	—	409,674
Loss from continuing operations	15,131	(26,908)	4,484	(30,692)	872	—	(37,113)
Interest income	2,047	—	—	—	—	—	2,047
Interest expense	(5,711)	—	—	—	—	—	(5,711)
Other expense, net	372	—	(52)	(16)	303	—	607
Loss from continuing operations, before taxes	11,839	(26,908)	4,432	(30,708)	1,175	—	(40,170)
Benefit for income taxes	(5,424)	—	(534)	—	—	8,346	2,388
Net loss from continuing operations	6,415	(26,908)	3,898	(30,708)	1,175	8,346	(37,782)
Net income from discontinued operations, net of tax	40,267	—	—	—	—	—	40,267
Net loss	46,682	(26,908)	3,898	(30,708)	1,175	8,346	2,485
Net loss attributable to redeemable noncontrolling interests	6,052	—	—	—	(6,680)	—	(628)
Net loss attributable to Synchronoss	$40,630	$(26,908)	$3,898	$(30,708)	$7,855	$8,346	$3,113

Basic:
Continuing operations	$0.01						$(0.88)
Discontinued operations	0.95						0.95
	$0.96						$0.07
Diluted:
Continuing operations	$0.01						$(0.88)
Discontinued operations	0.95						0.95
	$0.96						$0.07
Weighted-average common shares outstanding:
Basic	42,284						42,284
Diluted	42,284						42,284

*	Cost of services excludes depreciation and amortization which is shown separately.

†	See Note 3 - Summary of Significant Accounting Policies.

The following table presents the Consolidated Statement of Comprehensive Income as previously reported, restatement adjustments and the Consolidated Statement of Comprehensive Income as restated for the year ended December 31, 2016:

		Adjustments
	As Previously Reported	Revenue - Hosting	Revenue - Evidence of Arrangement and Other Revenue	Acquisitions & Divestiture	Capitalized Software and Other	Income Taxes	As Restated
Net (loss) income	$7,992	$(39,647)	$13,761	$10,419	$(18,669)	$22,835	$(3,309)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(4,042)	—	12	—	23	(107)	(4,114)
Unrealized gain (loss) on securities	198	—	(141)	—	(161)	107	3
Net loss on intra-entity foreign currency transactions	(725)	—	—	—	—	—	(725)
Total other comprehensive loss	(4,569)	—	(129)	—	(138)	—	(4,836)
Comprehensive (loss) income	$3,423	$(39,647)	$13,632	$10,419	$(18,807)	$22,835	$(8,145)
Comprehensive (loss) attributable to redeemable noncontrolling interests	$(11,596)	$—	$—	$—	$(3,607)	$—	$(15,203)
Total comprehensive (loss) income attributable to Synchronoss	$15,019	$(39,647)	$13,632	$10,419	$(15,200)	$22,835	$7,058

The following table presents the Consolidated Statement of Comprehensive Income as previously reported, restatement adjustments and the Consolidated Statement of Comprehensive Income as restated for the year ended December 31, 2015:

		Adjustments
	As Previously Reported	Revenue - Hosting	Revenue - Evidence of Arrangement and Other Revenue	Acquisitions & Divestiture	Capitalized Software and Other	Income Taxes	As Restated
Net (loss) income	$46,682	$(26,908)	$3,898	$(30,708)	$1,175	$8,346	$2,485
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(17,281)	—	547	—	(58)	(913)	(17,705)
Unrealized gain (loss) on securities	(54)	—	—	—	53	(19)	(20)
Net loss on intra-entity foreign currency transactions	(1,335)	—	—	—	—	—	(1,335)
Total other comprehensive loss	(18,670)	—	547	—	(5)	(932)	(19,060)
Comprehensive (loss) income	$28,012	$(26,908)	$4,445	$(30,708)	$1,170	$7,414	$(16,575)
Comprehensive (loss) attributable to redeemable noncontrolling interests	$6,052	$—	$—	$—	$(6,680)	$—	$(628)
Total comprehensive (loss) income attributable to Synchronoss	$21,960	$(26,908)	$4,445	$(30,708)	$7,850	$7,414	$(15,947)

The following table presents the Consolidated Statement of Stockholders equity as previously reported, restatement adjustments and the Consolidated Statement of Stockholders’ Equity as restated for the year ended December 31, 2014:

									Additional Paid-In Capital		Accumulated Other Comprehensive Income (Loss)		Retained Earnings		Total Stockholders’ Equity
	Common Stock				Treasury Stock
	Shares		Amount		Shares		Amount
Balance at December 31, 2014 (As Previously Reported)	46,444		$4		(3,733)		$(66,336)		$454,740		$(20,014)		$160,713		529,107
Adjustments from:
Revenue - Hosting, before income tax effect	—	—	—	—	—	—	—	—	—	—	—	—	(20,152)	—	(20,152)
Revenue - Evidence of Arrangement and Other Revenue, before income tax effect	—	—	—	—	—	—	—	—	—	—	240	—	(60,478)	—	(60,238)
Acquisitions & Divestiture, before income tax effect	—	—	—	—	—	—	—	—	—	—	—	—	(5,960)	—	(5,960)
Capitalized Software and Other, before income tax effect	176	—	—	—	(159)	—	(1,991)	—	2,408	—	281	—	(4,599)	—	(3,901)
Income tax adjustments	—		—		—		—		—		1,039		23,569		24,608
Total adjustments	176	—	—	—	(159)	—	(1,991)	—	2,408	—	1,560	—	(67,620)	—	(65,643)
Balance at December 31, 2014 (As Restated)	46,620		$4		(3,892)		$(68,327)		$457,148		$(18,454)		$93,093		$463,464

The following table presents the Consolidated Statement of Cash Flows as previously reported, restatement adjustments, the effect of early adopting Accounting Standard Update (“ASU”) 2016-18 Statement of Cash Flows (Topic 230) and the Consolidated Statement of Cash Flows as restated for the year ended December 31, 2016:

	As Previously Reported	Adjustments	Effect of Early Adoption of ASU 2016-18	As Restated
Operating activities:
Net loss continuing operations	$(66,541)	$(27,328)	$—	$(93,869)
Net loss from discontinued operations	74,533	16,027	—	90,560
Gain (loss) on sale of discontinued operations, net of tax	(95,311)	(17,818)	—	(113,129)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	99,311	(4,400)	—	94,911
Impairment of long-lived assets and capitalized software	—	11,055	—	11,055
Amortization of debt issuance costs	1,607	—	—	1,607
Accrued PIK interest	—	(34)	—	(34)
Gain (loss) on disposals	(952)	830	—	(122)
Discontinued operations non-cash and working capital adjustments	—	371	—	371
Amortization of bond premium	1,416	—	—	1,416
Deferred income taxes	32,826	(15,678)	—	17,148
Non-cash interest on leased facility	1,111	281	—	1,392
Stock-based compensation	33,979	199	—	34,178
Contingent consideration obligation	10,930	(9,736)	—	1,194
Changes in operating assets and liabilities:	—	—
Accounts receivable, net of allowance for doubtful accounts	(1,662)	(11,988)	—	(13,650)
Prepaid expenses and other current assets	12,644	19,004	—	31,648
Other assets	10,054	(1,174)	—	8,880
Accounts payable	(11,139)	1,050	—	(10,089)
Accrued expenses	22,024	(29,547)	—	(7,523)
Other liabilities	(6,558)	—	—	(6,558)
Deferred revenues	24,317	30,856	—	55,173
Net cash provided by operating activities	142,589	(38,030)	—	104,559

Investing activities:
Purchases of fixed assets	(58,542)	15,972	—	(42,570)
Purchases of intangible assets and capitalized software	—	(7,677)	—	(7,677)
Purchases of marketable securities available-for-sale	(13,445)	—	—	(13,445)
Maturities of marketable securities available-for-sale	82,904	—	—	82,904
Change in restricted cash	(30,000)	—	30,000	—
Proceeds from the sale of discontinued operations	18,135	9,200	—	27,335
Businesses acquired, net of cash	(98,428)	12,106	—	(86,322)
Net cash provided by (used in) investing activities	(99,376)	29,601	30,000	(39,775)

Financing activities:
Proceeds from the exercise of stock options	13,912	(279)	—	13,633
Taxes paid on withholding shares	(8,885)	8,885	—	—
Debt issuance costs related to the Credit Facility	(1,346)	—	—	(1,346)
Borrowings on revolving line of credit	144,000	—	—	144,000
Repayment of revolving line of credit	(115,000)	—	—	(115,000)
Repurchases of common stock	(40,025)	—	—	(40,025)
Proceeds from the sale of treasury stock in connection with an employee stock purchase plan	2,183	—	—	2,183
Repayments of capital lease obligations	(3,815)	—	—	(3,815)
Net cash (used in) provided by financing activities	(8,976)	8,606	—	(370)
Effect of exchange rate changes on cash	(853)	—	—	(853)
Net increase in cash and cash equivalents	33,384	177	30,000	63,561
Cash and cash equivalents at beginning of period	147,634	238	—	147,872
Cash and cash equivalents at end of period	181,018	415	30,000	211,433
Cash and cash equivalents	181,018	(11,217)	—	169,801
Restricted cash	—	11,632	30,000	41,632
Total cash and cash equivalents at end of period	181,018	415	30,000	211,433

Supplemental disclosures of cash flow information:
Cash paid for income taxes	4,661			4,661
Cash paid for interest	6,981			6,981

Supplemental disclosures of non-cash investing and financing activities:
Issuance of common stock in connection with Openwave acquisition	$22,000			$22,000
See accompanying notes to consolidated financial statements.

The following table presents the Consolidated Statement of Cash Flows as previously reported, restatement adjustments and the Consolidated Statement of Cash Flows as restated for the year ended December 31, 2015:

	As Previously Reported	Adjustments	As Restated
Operating activities:
Net loss continuing operations	$6,415	$(44,197)	$(37,782)
Net loss from discontinued operations	40,267	—	40,267

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization expense	72,152	(1,103)	71,049
Amortization of debt issuance costs	1,501	—	1,501
Gain (loss) on disposals	16	—	16
Amortization of bond premium	1,705	—	1,705
Deferred income taxes	8,319	(8,772)	(453)
Non-cash interest on leased facility	924	—	924
Stock-based compensation	31,711	(307)	31,404
Contingent consideration obligation	(772)	757	(15)
Changes in operating assets and liabilities:
Accounts receivable, net of allowance for doubtful accounts	(27,577)	7,803	(19,774)
Prepaid expenses and other current assets	(8,543)	(514)	(9,057)
Other assets	(4,282)	531	(3,751)
Accounts payable	6,185	(13,948)	(7,763)
Accrued expenses	16,333	(17,043)	(710)
Other liabilities	(402)	2,530	2,128
Deferred revenues	(4,130)	26,427	22,297
Net cash provided by operating activities	139,822	(47,836)	91,986

Investing activities:
Purchases of fixed assets	(59,960)	2,294	(57,666)
Purchases of intangible assets and capitalized software	(1,200)	(1,353)	(2,553)
Purchases of marketable securities available-for-sale	(139,569)	—	(139,569)
Maturities of marketable securities available-for-sale	106,210	—	106,210
Change in restricted cash	—	—	—
Businesses acquired, net of cash	(131,592)	30,090	(101,502)
Net cash provided by (used in) investing activities	(226,111)	31,031	(195,080)

Financing activities:
Proceeds from the exercise of stock options	19,936	—	19,936
Taxes paid on withholding shares	(17,043)	17,043	—
Payments on contingent consideration obligation	(4,468)	—	(4,468)
Proceeds from the sale of treasury stock in connection with an employee stock purchase plan	1,902	—	1,902
Repayments of capital lease obligations	(2,021)	—	(2,021)
Net cash (used in) provided by financing activities	(1,694)	17,043	15,349
Effect of exchange rate changes on cash	(350)	—	(350)
Net increase in cash and cash equivalents	(88,333)	238	(88,095)
Cash and cash equivalents at beginning of period	235,967	—	235,967
Cash and cash equivalents at end of period	$147,634	$238	$147,872

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$29,868		$29,868
Cash paid for interest	$5,791		$5,791
*    Note there was no effect of early adopting ASU Topic 230
See accompanying notes to consolidated financial statements.

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

3.    Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and variable interest entities (“VIE”) in which the Company is the primary beneficiary and entities in which the Company has a controlling interest. Investments in less than majority-owned companies in which the Company does not have a controlling interest, but does have significant influence, are accounted for as equity method investments. Investments in less than majority-owned companies in which the Company does not have the ability to exert significant influence over the operating and financial policies of the investee are accounted for using the cost method. All material intercompany transactions and accounts are eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year’s presentation.

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

Revenue Recognition and Deferred Revenue

The Company generates revenue from the delivery of a range of products, solutions and services principally on a transactional or subscription basis (“SaaS”) or in the form of Professional Services or Software Licenses. Revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred, fees are fixed or determinable and collection is considered probable.

Transactional and Subscription Service Arrangements: Transaction and subscription revenues consist of revenues derived from the processing of transactions through our service platforms, providing enterprise portal management services on a subscription basis and maintenance agreements on software licenses. Transaction service arrangements include services such as processing equipment orders, new account set-up and activation, number port requests, credit checks and inventory management. Subscription services include monthly active user fees, SaaS fees, hosting and storage and the related maintenance support for those services.

Transaction revenues are principally based on a contractual price per transaction and are recognized based on the number of transactions processed during each reporting period. Revenues are recorded based on the total number of transactions processed at the applicable price established in the relevant contract. The total amount of revenue recognized is based primarily on the volume of transactions. Subscription revenues are recorded one of two ways: on a straight-line basis over the life of the contract or on a fixed monthly fee based on a set contracted amount.

Many of our contracts guarantee minimum volume transactions from the customer. In these instances, if the customer’s total transaction volume for the period is less than the contractual amount, we record revenues at the minimum guaranteed amount.Set-up fees for transactional service arrangements are deferred and recognized on a straight-line basis over the life of the contract since these amounts would not have been paid by the customer without the related transactional service arrangement. Revenues are presented net of discounts, which are volume level driven, or credits, which are performance driven, and are determined in the period in which the volume thresholds are met, or the services are provided.

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

Multiple Element Arrangements: Revenue from software license arrangements is recognized when the license is delivered to our customers and all of the software revenue recognition criteria are met. When software arrangements include multiple elements, the arrangement consideration is allocated at the inception to all deliverables using the residual method providing we have vendor specific objective evidence (“VSOE”) on all undelivered elements. We determine VSOE for each element based on historical stand-alone sales to third-parties.

When transaction or subscription service arrangements, include multiple elements, the arrangement consideration is allocated at the inception of an arrangement to all deliverables using the relative selling price method. The relative selling price method allocates any discount in the arrangement proportionally to each deliverable on the basis of each deliverable’s selling price. The selling price used for each deliverable will be based on VSOE if available, third-party evidence (“TPE”) if vendor- specific objective evidence is not available, or estimated selling price (“ESP”) if neither vendor-specific objective evidence nor third-party evidence is available. The objective of ESP is to determine the price at which we would transact a sale if the product or service were sold on a stand-alone basis. We determine ESP by considering multiple factors including, but not limited to, geographies, market conditions, competitive landscape, internal costs, gross margin objectives, and pricing practices. ESP is generally used for offerings that are not typically sold on a stand-alone basis or for new or highly customized offerings.

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

Deferred Revenue

Deferred revenues represent billings to customers for services in advance of the performance of services, with revenues recognized as the services are rendered, and also include the fair value of deferred revenues recorded as a result of acquisitions.

Service Level Standards

Pursuant to certain contracts, the Company is subject to service level standards and to corresponding penalties for failure to meet those standards. All performance-related penalties are reflected as a corresponding reduction of the Company’s revenues. These penalties, if applicable, are recorded in the month incurred and were insignificant for the years ended December 31, 2017, 2016 and 2015, respectively.

Cost of Revenues

Cost of services includes all direct materials, direct labor and those indirect costs related to revenues such as indirect labor, materials and supplies and facilities cost, exclusive of depreciation expense.

Research and Development

Software development costs are accounted for in accordance with either ASC 985-20, “Software - Costs of Software to be Sold, Leased or Marketed,” or ASC 350-40, “Internal-Use Software.” Costs associated with the planning and designing phase of software development are classified as research and development costs and are expensed as incurred. The amounts capitalized include external direct costs of services used in developing internal-use software, employee compensation and related expenses of personnel directly associated with the development activities and interest. Once technological feasibility has been determined, a portion of the costs incurred in development, including coding, testing and quality assurance, are capitalized until available for general release to clients.

Amortization is calculated on a solution-by-solution basis and is recognized over the estimated economic life of the software, typically ranging two to three years. Amortization begins when the software is substantially completed for its intended use. Costs incurred during the preliminary and post-implementation stages are expensed as incurred. The amounts capitalized include external direct costs of services used in developing internal-use software, employee compensation and related expenses

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

of personnel directly associated with the development activities and interest. Software development costs are evaluated for recoverability whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. Unrecoverable costs are reviewed annually and recognized in the period they become unrecoverable, as needed, and are recorded in the Consolidated Statements of Operations as depreciation and amortization expense.

The unamortized software development costs and amortization expense were as follows:

	Year ended December 31,
	2017	2016	2015
		(Restated)	(Restated)
Unamortized software development costs	$11,695	$5,754	$4,390
Software development amortization expense	3,178	3,507	55

The Company recognized impairment charges to its capitalized software intangible assets, of $1.0 million, $11.1 million, and $0.0 million for the years ended December 31, 2017, 2016 and 2015, respectively. The Company includes these impairments within the depreciation and amortization in its Consolidated Statements of Operations.

Concentration of Credit Risk

The Company’s financial instruments that are exposed to concentration of credit risk consist primarily of cash and cash equivalents, marketable securities and accounts receivable. The Company maintains its cash and cash equivalents at several major financial institutions. The Company has not experienced any realized losses in such accounts and believes it is not exposed to any significant credit risk related to cash, cash equivalents and securities. The Company’s cash equivalents and short-term marketable securities consist primarily of money market funds, certificates of deposit, commercial paper, and municipal and corporate bonds. The Company believes that concentration of credit risk with respect to accounts receivable is limited because of the creditworthiness of its major customers.

Our top five customers accounted for 73%,74% and 82% of net revenues for the years ended December 31, 2017, 2016 and 2015, respectively. Contracts with these customers typically run for three to five years. Of these customers, Verizon accounted for more than 10% of our revenues in 2017. The loss of Verizon as a customer would have a material negative impact on our company. However, we believe that Verizon would encounter substantial costs in replacing Synchronoss’ solution.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less at the date of acquisition to be cash equivalents.

Restricted Cash

Restricted cash includes amounts to various deposits, escrows and other cash collateral that are restricted by contractual obligation.

Accounts Receivable

Accounts receivable include current notes, amounts billed to customers, claims, and unbilled revenue, which consists of amounts recognized as sales but not billed. Substantially all amounts of unbilled receivables are expected to be billed and collected in the subsequent year. The Company had unbilled receivable balances of $7.4 million and $23.3 million as of December 31, 2017 and December 31, 2016, respectively.

Fair Value of Financial Instruments and Liabilities

The Company includes disclosures of fair value information about financial instruments and liabilities, whether or not recognized on the Consolidated Balance Sheets, for which it is practicable to estimate that value. Due to their short-term nature, the carrying amounts reported in the financial statements approximate the fair value for cash and cash equivalents, marketable securities, accounts receivable and accounts payable.

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Derivatives

The Company evaluates convertible instruments, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under Accounting Standards Codification (“ASC”) Topic 815, "Derivatives and Hedging." The result of this accounting treatment is that the fair value of the derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the Consolidated Statements of Operations as other income (expense). Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Equity instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815 are reclassified to liabilities at the fair value of the instrument on the reclassification date.

Marketable Securities

Marketable securities consist of fixed income investments with a maturity of greater than three months and enhanced money market funds. These investments are classified as available-for-sale and are reported at fair value on the Company’s Consolidated Balance Sheets. The Company classifies its securities with maturity dates of 12 months or more as long term. Unrealized holding gains and losses are reported within accumulated other comprehensive income as a separate component of stockholders’ equity. If a decline in the fair value of a marketable security below the Company’s cost basis is determined to be other than temporary, such marketable security is written down to its estimated fair value as a new cost basis and the amount of the write-down is included in earnings as an impairment charge. The Company has recorded temporary changes in fair value of the marketable securities but has not recorded other-than-temporary charges for the periods presented herein.

Allowance for Doubtful Accounts

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

Noncontrolling Interests and Mandatorily Redeemable Financial Instruments

Noncontrolling interests (“NCI”) are evaluated by the Company and are shown as either a liability, temporary equity (shown between liabilities and equity) or as permanent equity depending on the nature of the redeemable features at amounts based on formulas specific to each entity. Generally, mandatorily redeemable NCI’s are classified as liabilities and non-mandatorily redeemable NCI’s are classified outside of stockholders’ equity in the Consolidated Balance Sheets as temporary equity under the caption, redeemable noncontrolling interests, and are measured at their redemption values at the end of each period. If the redemption value is greater than the carrying value, an adjustment is recorded in retained earnings to record the NCI at its redemption value. Redeemable NCI’s that are mandatorily redeemable are classified as a liability in the Consolidated Balance Sheets under either other current liabilities or other long-term liabilities, depending on the remaining duration until settlement, and are measured at the amount of cash that would be paid if settlement occurred at the balance sheet date with any change from the prior period recognized as interest expense.

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

Net income attributable to NCI’s reflects the portion of the net income (loss) of consolidated entities applicable to the NCI stockholders in the accompanying Consolidated Statements of Operations. The net income attributable to NCI is classified in the Consolidated Statements of Operations as part of consolidated net income and deducted from total consolidated net income to arrive at the net income attributable to the Company.

As of December 31, 2017, the Company had a put option derivative financial instrument described as “Mandatorily redeemable financial instrument on its Consolidated Balance Sheets of $38.0 million.

Business Combinations

The Company accounts for business combinations in accordance with the acquisition method. The acquisition method of accounting requires that assets acquired, liabilities assumed and any noncontrolling interest in the aquiree (if any), be recorded at their fair values on the date of a business acquisition. The Company’s consolidated financial statements and results of operations reflect an acquired business from the completion date of the transaction.

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

The Company records contingent consideration resulting from a business combination at its fair value on the acquisition date. Each reporting period thereafter, the Company revalues these obligations and records increases or decreases in their fair value as an adjustment to net change in contingent consideration obligation within the Consolidated Statements of Operations. Changes in the fair value of the contingent consideration obligation can result from updates in the achievement of financial or other operational targets and changes to the weighted probability of achieving those future targets. Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period. Accordingly, any change in the assumptions described above, could have a material impact on the amount of the net change in contingent consideration obligation that the Company records in any given period.

Discontinued Operations

The Company generally classifies a disposal transaction as discontinued operation in the consolidated financial statements when it qualifies as a component of the Company, meets the held for sale criteria, is disposed of by sale, or is disposed of other than by sale and it represents a strategic shift that has a major effect on the Company’s operations and financial results. Insignificant and non-strategic shifting divestitures are not classified within discontinued operations.

Investments in Affiliates and Other Entities

In the normal course of business, Synchronoss enters into various types of investment arrangements, each having unique terms and conditions. These investments may include equity interests held by Synchronoss in business entities, including general or limited partnerships, contractual ventures, or other forms of equity participation. Synchronoss determines whether such investments involve a variable interest entity (“VIE”) based on the characteristics of the subject entity. If the entity is determined to be a VIE, then management determines if Synchronoss is the primary beneficiary of the entity and whether or not consolidation of the VIE is required. The primary beneficiary consolidating the VIE must normally have both (i) the power to direct the activities of a VIE that most significantly affect the VIE’s economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE, in either case that could potentially be significant to the VIE. When Synchronoss is deemed to be the primary beneficiary, the VIE is consolidated and the other party’s equity interest in the VIE is accounted for as a noncontrolling interest.

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

Allowance for Loan Losses

The Company’s allowance for credit losses relates to the related party note receivable and is based on the probable estimated losses that may be incurred. The allowance is based on two basic principles of accounting: (1) ASC Topic 450, “Accounting for Contingencies”, which requires that losses be accrued when they are probable of occurring and estimable, and (2) ASC Topic 310, “Accounting by Creditors for Impairment of a Loan”, which requires that losses be accrued based on the differences between the value of collateral and the present value of future cash flows.

The allowance for loan losses is established to estimate losses that may occur by recording a provision for loan losses that is charged to earnings in the period known. The allowance is evaluated by management taking into consideration adverse situations that may affect the borrower’s ability to repay and the estimated value of any underlying collateral. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. Measured impairment and credit losses are charged against the allowance when management believes to the extent amounts are not collectible.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of assets acquired, including other definite-lived intangible assets. Goodwill is reviewed for impairment annually as of October 1st of each year or when an interim triggering event has occurred indicating potential impairment. The Company has concluded that it has two operating segments and one reportable segment because the aggregation criteria and the quantitative threshold test was met. The Company tests for goodwill impairment on each of its reporting units, which is at the operating segment or one level below the operating segment.

During our qualitative assessment we make significant estimates, assumptions, and judgments, around the financial performance of the Company, changes in our share price, and forecasts of earnings, working capital requirements, and cash flows. We consider each reporting unit's historical results and operating trends as well as any strategic difference from our historical results when determining these assumptions.

The Company can opt to perform a qualitative assessment to test a reporting unit’s goodwill for impairment or the Company can directly perform the quantitative impairment test. If the Company determines that the fair value of a reporting unit is more likely than not to be less than its carrying amount, a quantitative impairment test is performed.

Fair value estimates used in the quantitative impairment test are calculated using a combination of the income and market approaches. The income approach is based on the present value of future cash flows of each reporting unit, while the market approach is based on certain multiples of selected guideline public companies or selected guideline transactions. The approaches incorporate a number of market participant assumptions including future growth rates, discount rates, income tax rates and market activity in assessing fair value and are reporting unit specific. If the carrying amount exceeds the reporting unit's fair value, we recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value.

The fair value measurement associated with the quantitative goodwill impairment test is based on significant inputs that are not observable in the market and thus represents a Level 3 measurement. Significant changes in the underlying assumptions used to value goodwill could significantly increase or decrease the fair value estimates used for impairment assessments.

In order to assess the reasonableness of the estimated fair value of the Company’s reporting units, the Company compares the aggregate reporting unit fair value to the Company’s market capitalization on an overall basis and calculates an implied control premium (the excess of the sum of the reporting units’ fair value over the Company’s market capitalization on an overall basis). The Company evaluates the control premium by comparing it to observable control premiums from recent comparable transactions. If the implied control premium is determined to not be reasonable in light of these recent transactions, the Company re-evaluates

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

its reporting unit fair values, which may result in an adjustment to the discount rate and/or other assumptions.

This re-evaluation could result in a change to the estimated fair value for certain or all reporting units. If the fair value of a reporting unit exceeds the carrying amount of the net assets assigned to that reporting unit, goodwill is not impaired.

If the fair value of the reporting unit is less than its carrying amount, goodwill is impaired and the excess of the reporting unit’s carrying value over the fair value is recognized as an impairment loss.

There were no goodwill impairment charges recognized during the years ended December 31, 2017, 2016 and 2015.

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

This fair value measurement is based on significant inputs that are not observable in the market and thus represents a Level 3 measurement. Significant changes in the underlying assumptions used to value long lived assets could significantly increase or decrease the fair value estimates used for impairment assessments.

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

Income Taxes

On December 22, 2017, the U.S. government enacted Federal tax legislation commonly referred to as the Tax Cuts and Jobs Act of 2017 (the "TCJA"). The TCJA makes changes to the corporate tax rate, business-related deductions and taxation of foreign earnings, among others, that will generally be effective for taxable years beginning after December 31, 2017. These changes could have a material adverse impact on the value of the Company’s U.S. deferred tax assets and liabilities, result in significant one-time charges in the current or future taxable years and increase the Company’s future U.S. tax expense. Due to the complexities involved in accounting for the recently enacted TCJA, the SEC’s Staff Accounting Bulletin (“SAB”) 118 requires that the company include in its financial statements the reasonable estimate of the impact of the TCJA on earnings to the extent such reasonable estimate has been determined. Accordingly, the U.S. provision for income tax for 2017 is based on the reasonable estimate guidance provided by SAB 118. The Company is continuing to assess the impact from the TCJA and will record adjustments in 2018.

Since the Company conducts operations on a global basis, the effective tax rate has, and will depend upon, the geographic distribution of pre-tax earnings among locations with varying tax rates. The Company accounts for the effects of income taxes that result from activities during the current and preceding years. Under this method, deferred income tax liabilities and assets are based on the difference between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse or be utilized. The realization of deferred tax assets is contingent upon the generation of future taxable income. A valuation allowance is recorded if it is “more likely than not” that a portion or all of a deferred tax asset will not be realized.

In evaluating the Company’s ability to recover deferred tax assets within the jurisdiction from which they arise, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies, and results of recent operations. In projecting future taxable income, the Company begins with historical results and incorporate assumptions including the amount of future state, federal and foreign pretax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax-planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates the Company is using to manage the underlying businesses. In evaluating the objective evidence that historical results provide, the Company considers three years of cumulative operating income (loss).

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not to be sustained upon examination based on the technical merits of the position. The amount of the accrual for which an exposure exists is measured by determining the amount that has a greater than 50 percent likelihood of being realized upon the settlement of the position. Components of the reserve are classified as current or a long term liability in the Consolidated Balance Sheets based on when the Company expects each of the items to be settled. The Company records interest and penalties accrued in relation to uncertain tax benefits as a component of interest expense. The Company expects that the amount of unrecognized tax benefits will change during 2018, we expect the change to have a $2.8 million impact on our results of operations and financial position.

While the Company believes it has identified all reasonably identifiable exposures and that the reserve it has established for identifiable exposures is appropriate under the circumstances, it is possible that additional exposures exist and that exposures may be settled at amounts different than the amounts reserved. It is also possible that changes in facts and circumstances could cause it to either materially increase or reduce the carrying amount of tax reserves. In general, tax returns for the year 2014 and thereafter are subject to future examination by tax authorities.

The Company’s policy has been to leave the cumulative unremitted foreign earnings invested indefinitely outside the United States, and it intends to continue this policy. Although the transition tax in the TCJA has removed U.S. federal taxes on distributions to the U.S. on a go forward, the Company continues to assert permanent reinvestment on foreign earnings. Due to the timing and circumstances of repatriation of such earnings, if any, it is not practicable to determine the unrecognized deferred tax liability relating to such amounts.

Foreign Currency

The functional currency is translated into U.S. dollars for balance sheet accounts using the month end rates in effect as of the balance sheet date and average exchange rate for revenue and expense accounts for each respective period. The translation adjustments are deferred as a separate component of stockholders’ equity within accumulated other comprehensive income.

Gains or losses resulting from transactions denominated in foreign currencies are included in other income or expense, within the Consolidated Statements of Operations and were as follows:

	Year ended December 31,
	2017	2016	2015
		(Restated)	(Restated)
Net loss on foreign currency translations	$(4,952)	$(270)	$(512)

Comprehensive Income (Loss)

Reporting on comprehensive income requires components of other comprehensive income, including unrealized gains or losses on available-for-sale securities, to be included as part of total comprehensive income. Comprehensive income is comprised of net income, translation adjustments and unrealized gains and losses on available-for-sale securities. The components of comprehensive income are included in the Consolidated Statements of Comprehensive Income (Loss).

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

Stock-Based Compensation

As of December 31, 2017, the Company maintains eight stock-based compensation plans.

The Company utilizes the Black-Scholes pricing model to determine the fair value of stock options on the dates of grant. Restricted stock awards are measured based on the fair market values of the underlying stock on the dates of grant. The Company recognizes stock-based compensation over the requisite service period with an offsetting credit to additional paid-in capital.

For the Company’s performance restricted stock awards, the Company estimates the number of shares the recipient is to receive by applying a probability of achieving the performance goals. The actual number of shares the recipient receives is determined at the end of the performance period based on the results achieved versus goals based on the performance targets, such as revenues and earnings before interest, tax, depreciation and amortization (“EBITDA”). Once the number of awards is determined, the compensation cost is fixed and continues to be recognized using straight line recognition over the requisite service period for each vesting tranche.

During 2017, the Board approved the issuance of performance-based restricted stock to certain executives which are eligible to vest if the volume-weighted average closing price over 20 consecutive trading days equals or exceeds certain stock prices during the specific performance period from July 2017 to July 2019. The Company utilized the Monte Carlo simulation to estimate the fair value of the restricted stock on its grant date.

Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Expected volatility was calculated based on historical information of the Company’s stock. The average expected life was determined using historical stock option exercise activity. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant. The Company has never declared or paid cash dividends on the common or preferred equity and does not anticipate paying any cash dividends in the foreseeable future. Forfeitures are accounted for as they occur.

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Recently Issued Accounting Standards

In May 2014, the FASB issued a new accounting standard related to revenue recognition, Accounting Standards Update (ASU”) 2014-09, “Revenue from Contracts with Customers,” (“ASC 606” or “Topic 606”). The new standard supersedes the existing revenue recognition requirements under U.S. GAAP and requires entities to recognize revenue when they transfer control of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. It also requires increased disclosures regarding the nature, amount, timing, and uncertainty of revenues and cash flows arising from contracts with customers.

On January 1, 2018, we adopted Topic 606 applying the modified retrospective method to all contracts that were not completed as of January 1, 2018. We recorded a net reduction to opening retained earnings of approximately $10.1 million as of January 1, 2018 due to the cumulative impact of adopting Topic 606.

The impact of adoption primarily relates to (1) the delayed pattern of recognition under Topic 606 for certain professional services revenue when such professional services involve the customization of features and functionality for subscription services customers and (2) the earlier pattern of recognition under Topic 606 for license revenue when the Company provides hosting services for on-premise license customers.  In the case of professional services that involve the customization of features and functionality for subscription services, under historic accounting policies the professional services were considered to have standalone value, and as a result were recognized as the services were performed.  Under Topic 606, such professional services are not considered to be a distinct performance obligation within the context of the subscription services contract, and as such customization services revenue is recognized over the shorter of the estimated remaining life of the subscription software (typically three years) or the remaining term of the subscription services contract. In the case of license contracts sold in association with hosting, under historic accounting policies the license revenue was recognized over the hosting term due to the lack of vendor specific objective evidence (“VSOE”) of fair value for the hosting services.  Under Topic 606, VSOE is no longer required in order to allocate revenue between the license and the hosting services, and the license revenue is generally recognized upon delivery of the software based on the relative allocation of the contract price based on the established standalone selling price (“SSP”)

Additional impacts of adoption include (1) in certain cases changes in the amount allocated to the various performance obligation in accordance with the relative standalone selling price method required by Topic 606 compared to the amount allocated to the various elements in accordance with the residual method or the relative selling price method, as applicable, under historic accounting policies, (2) the capitalization and subsequent amortization of certain sales commissions as costs to obtain a contract under ASC 340-40, whereas under historic accounting policies all such amounts were expensed as incurred (3) the timing and amount of revenue recognition for certain sales contracts that are considered to involve variable consideration under Topic 606, but were considered to either not be fixed or determinable or to involve contingent revenue features under historic accounting policies, (4) in certain limited cases, the accounting for discounted customer options to purchase future software or services as material rights under Topic 606, as well as (5) the income tax impact of the above items, as applicable.

In connection with the adoption of Topic 606 and the related cost accounting guidance under ASC 340, we are required to capitalize certain contract acquisition costs consisting primarily of commissions and bonuses paid when contracts are signed. As of January 1, 2018, the date we adopted Topic 606, we capitalized $0.7 million in contract acquisition costs related to contracts that were not completed.

Under ASC 340-40 we evaluate whether or not we should capitalize the costs of fulfilling a contract. Such costs would be capitalized when they are not within the scope of other standards and: (1) are directly related to a contract; (2) generate or enhance resources that will be used to satisfy performance obligations, and (3) are expected to be recovered. No such costs were capitalized as of January 1, 2018.

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Recent accounting pronouncements adopted

Standard	Description	Effect on the financial statements
Accounting Standards Update (“ASU”) 2017-04 Simplifying the Test for Goodwill Impairment
In January 2017, the Financial Accounting Standards Board (“FASB”) issued guidance which eliminates Step 2 from the goodwill impairment test. Under the amendments in this Update, an entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04 also eliminates the requirement for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. ASU 2017-04 is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.

The Company elected to early adopt this ASU for annual and interim goodwill impairment testing dates after January 1, 2017. The adoption of this ASU had no impact on the Company’s consolidated financial statements.

Date of adoption: January 1, 2020.

Standard	Description	Effect on the financial statements
ASU 2017-01 Business Combinations (Topic 805), Clarifying the Definition of a Business
In January 2017, FASB changed its definition of a business in an effort to help entities determine whether a set of transferred assets and activities is a business. The guidance requires an entity to first evaluate whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If this threshold is met, the set of transferred assets and activities is not a business. If the threshold is not met, the entity evaluates whether the set meets the requirement that a business include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs. The guidance narrows the definition of outputs by more closely aligning it with how outputs are described in the new revenue guidance. The guidance is effective for public business entities for annual periods beginning after 15 December 2017, and interim periods within those periods. For all other entities, it is effective for annual periods beginning after 15 December 2018, and interim periods within annual periods beginning after 15 December 2019. Early adoption is permitted.

The Company elected to early adopt this ASU on January 1, 2017 on a prospective basis. The adoption of this ASU had no impact on the Company’s consolidated financial statements.
Date of adoption: January 1, 2017.
ASU 2016-18 Statement of Cash Flows (Topic 230)
In November 2016, the FASB issued ASU 2016-18, which amends the guidance in ASC 230, including providing additional guidance related to transfers between cash and restricted cash and how entities present, in their statement of cash flows, the cash receipts and cash payments that directly affect the restricted cash accounts. ASU 2016-18 is effective for annual reporting periods beginning after December 15, 2017, and interim periods within those years, with early adoption permitted.
The Company adopted this ASU on January 1, 2017 to each period presented and applied the changes to the Consolidated Statements of Cash Flows.
Date of adoption: January 1, 2017.
ASU 2016-17 Consolidation: Interest Held through Related Parties That Are under Common Control
In October 2016, the FASB issued ASU 2016-17, to amend the consolidation guidance on how a reporting entity that is the single decision maker of a variable interest entity should treat indirect interests in the entity held through related parties that are under common control within the reporting entity when determining whether it is the primary beneficiary of that variable interest entity. The standard is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted.
The Company elected to early adopt this ASU on January 1, 2017 on a prospective basis. The adoption of this ASU had no significant impact on the Company’s consolidated financial statements.
Date of adoption: January 1, 2017.
ASU 2016-16 Intra-Entity Transfers of Assets Other Than Inventory
In October 2016, the FASB issued ASU 2016-16, which requires entities to recognize at the transaction date the income tax effects for intra-entity transfers of assets other than inventory. The standard is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted.

The Company elected to early adopt this ASU on January 1, 2017 on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings of $3.2 million as of January 1, 2017.

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Date of adoption: January 1, 2017.
ASU 2016-15 Statement of Cash Flows
In August 2016, the FASB issued ASU 2016-15 which will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017. ASU 2016-15 will require adoption on a retrospective basis unless it is impracticable to apply, in which case the Company would be required to apply the amendments prospectively as of the earliest date practicable.

The Company elected to early adopt this ASU on January 1, 2017 using a retrospective transition method. The adoption of this ASU had no impact on the Company’s consolidated financial statements.
Date of adoption: January 1, 2017.

Standards issued not yet adopted

Standard	Description	Effect on the financial statements
ASU 2017-09 Stock Compensation (Topic 718), Scope of Modification Accounting
In May 2017, FASB issued guidance which clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. Entities will apply the modification accounting guidance if the value, vesting conditions or classification of the award changes. The guidance also clarifies that a modification to an award could be significant and therefore require disclosure, even if modification accounting is not required. ASU 2017-09 is effective for fiscal years, and interim periods within those years, beginning after December 31, 2017. Early adoption is permitted as of the beginning of an annual period for which financial statements have not been issued. ASU 2017-09 should be applied prospectively to an award modified on or after the adoption date.
The Company is currently evaluating the impact of the adoption of this ASU on its consolidated financial statements.
Date of adoption: January 1, 2018.
ASU 2016-13 Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
In June 2016, the FASB issued ASU 2016-13 which replaces the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The ASU is effective for public companies in annual periods beginning after December 15, 2019, and interim periods within those years. Early adoption is permitted beginning after December 15, 2018 and interim periods within those years.
The Company is currently evaluating the impact of the adoption of this ASU on its consolidated financial statements.
Date of adoption: January 1, 2020.
ASU 2016-02 Leases (Topic 842)
In February 2016, the FASB issued ASU 2016-02 which requires lessees to recognize, for all leases of 12 months or more, a liability to make lease payments and a right-of-use asset representing the right to use the underlying asset for the lease term. Additionally, the guidance requires improved disclosures to help users of financial statements better understand the nature of an entity’s leasing activities. This ASU is effective for public reporting companies for interim and annual periods beginning after December 15, 2018, with early adoption permitted, and must be adopted using a modified retrospective approach.
The Company is in the process of evaluating the effect of the new guidance on its consolidated financial statements and disclosures.
Date of adoption: January 1, 2019.

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Segment and Geographic Information

The Company’s chief operating decision‑maker is the Principal Executive Officer, who reviews financial information presented on a consolidated basis for purposes of making operating decisions. However, in assessing financial performance and allocating resources, the Company considers the markets in which it operates. The Company has determined that it currently operates in two business segments: (i) providing cloud solutions and software‑based activation for connected devices globally and (ii) enterprise solutions. Given the size of the Company’s enterprise segment, and the Company’s shift in focus toward the telecommunications, media and technology (“TMT”) market, the Company concluded that it has one reportable segment. Although the Company operates in North America, Europe and Asia‑Pacific a majority of the Company’s revenue and long lived assets are in the U.S.

Revenues by geography are based on the billing addresses of the Company’s customers. The following tables set forth revenues and property and equipment, net by geographic area:

	Year Ended December 31,
	2017	2016	2015
Revenues		(Restated)	(Restated)
Domestic	$334,970	$360,891	$334,829
Foreign	67,391	65,403	37,732
Total	$402,361	$426,294	$372,561

	December 31,
	2017	2016
Property and equipment, net:		(Restated)
Domestic	$106,727	$149,378
Foreign	5,098	8,827
Total	$111,825	$158,205

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

4.    Acquisitions and Divestitures

2017 Transactions

Intralinks

Acquisition

On January 19, 2017, the Company purchased all outstanding shares of Intralinks Holdings, Inc. (“Intralinks”). In connection with the acquisition, the Company entered into a $900.0 million senior secured term loan (the “2017 Term Facility”), as of the date of acquisition. Intralinks is a global technology provider of Software as a service (“SaaS”) solutions for secure enterprise content collaboration within and among organizations. Intralinks’ cloud-based solutions enable organizations to securely manage, control, track, search, exchange and collaborate on sensitive information inside and outside the firewall. The total purchase price consideration consisted of the repayment of existing Intralinks indebtedness, and non-cash consideration for services rendered on unvested Intralinks equity awards that were converted into the Company equity awards on the acquisition date. The acquisition was primarily funded from the proceeds of the $900.0 million credit agreement as of the date of acquisition (See Note 11 - Debt for further discussion regarding the credit agreement).

The following is a summary of the components of the consideration transferred as part of the acquisition:

Cash consideration for outstanding Intralinks’ common shares	$746,071
Cash consideration for accelerated equity awards to Intralinks’ employees upon change in control	7,873
Cash consideration for vested unexercised Intralinks’ stock options	19,838
Cash consideration for existing Intralinks’ debt	77,800
Cash consideration for shareholders purchase price settlement	2,794
Total cash consideration transferred	854,376
Fair value of replacement awards	4,702
Total consideration transferred	$859,078

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

The purchase price allocation as of the date of the acquisition were as follows:

	Weighted Average Life in Years	Purchase Price Allocation
Cash		$39,370
Accounts receivable		46,182
Prepaid expenses and other assets		9,775
Property and equipment, net	4	14,075
Goodwill		482,822
Intangible Assets:
Developed technology	6	79,400
Capitalized software costs	1	277
Trade name	18	47,800
Customer relationships	10	284,100
		411,577
Other assets, long-term		3,865
Investment in unconsolidated affiliate		5,800
Total assets acquired		1,013,466

Accounts payable		4,853
Accrued expenses		21,421
Deferred revenues, short-term		12,449
Deferred tax liability		110,044
Deferred revenues, long-term		1,051
Other liabilities, long-term		4,570
Total liabilities		154,388
Net assets acquired		$859,078

The goodwill recorded in connection with this acquisition was primarily attributed to operating synergies and other benefits expected to result from the combined operations and the assembled workforce acquired. The goodwill acquired is not deductible for tax purposes.

Divestitures

On June 23, 2017, the Company received a non-binding indication of interest from Siris Capital Group, LLC (“Siris”) to acquire the Company. In light of the indication of interest, the Company’s Board of Directors decided to explore a broad range of strategic alternatives that would have the potential to unlock shareholder value. In October 2017, the Company concluded its review of strategic alternatives and determined that the best approach for the Company to achieve its goal of maximizing shareholder value was to focus on its core Telecommunication, Media and Technology (“TMT”) business, divest non-core assets and improve the Company’s balance sheet strength, cash position and potential profitability. Under the terms of certain definitive agreements, investment funds affiliated with Siris acquired all of the stock of the Company’s wholly-owned subsidiary, Intralinks for consideration of cash and an option to investment in convertible preferred equity of the Company.

Subject to the terms and conditions set forth in the Share Purchase Agreement, dated as of October 17, 2017 (the “Share Purchase Agreement”), among Synchronoss, Intralinks and Impala Private Holdings II, LLC, an affiliate of Siris (“Impala”), a related party, due to its significant interest in the Company’s common stock. Impala agreed to acquire from the Company the issued and outstanding shares of common stock of Intralinks for approximately $977.3 million in cash plus a potential contingent payment of up to $25.0 million, subject to an adjustment for cash, debt and working capital (the “Intralinks Transaction”). The total amount of funds used to complete the Intralinks Transaction and related transactions and pay related fees and expenses was approximately $1.0 billion, which was funded through a combination of equity and debt financing obtained by Impala.

Under the terms of the Share Purchase Agreement, the Company also provided Siris with a Siris Put Right (“Siris Put Right”), which would allow Silver to put shares held at the time, to Synchronoss at price of $14.56 per share, or $87.3 million in the

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

aggregate. The Company determined that the Call option on the issuance of preferred and the Siris Put Right, together, represented one mandatorily redeemable financial instrument with a fair value of $33.6 million, which reduced the gain on sale of Intralinks.

At the closing of the Intralinks Transaction on November 14, 2017, Impala acquired all of the issued and outstanding shares of Intralinks for approximately $991.0 million in cash, subject to post-closing adjustments for changes in cash, debt and working capital. If, in the future, Impala receives net cash proceeds in excess of $440.0 million from any sale of equity or assets of Intralinks, or a dividend or distribution in respect of the shares of Intralinks, then Impala is required to pay the Company up to an additional $25.0 million in cash or publicly traded securities. Immediately following the consummation of the Intralinks Transaction, the Company paid to Impala $5.0 million as partial reimbursement of the out-of-pocket fees and expenses incurred by Impala, Siris and their respective affiliates in connection with the execution of the Share Purchase Agreement and the Intralinks Transaction. Amounts reimbursed were recorded as a reduction in the gain on sale.

In accordance with the terms of the Share Purchase Agreement dated as of October 17, 2017 (the “PIPE Purchase Agreement”), with Silver Private Holdings I, LLC, an affiliate of Siris (“Silver”), on February 15, 2018, the Company issued to Silver 185,000 shares of its newly issued Series A Convertible Participating Perpetual Preferred Stock (the “Series A Preferred Stock”), par value $0.0001 per share, with an initial liquidation preference of $1,000 per share, in exchange for $97.7 million in cash and the transfer from Silver to us of the 5,994,667 shares of our common stock held by Silver (the “Preferred Transaction”). In connection with the issuance of the Series A Preferred Stock, we (i) filed a Certificate of Designation with the State of Delaware setting forth the rights, preferences, privileges, qualifications, restrictions and limitations on the Series A Preferred Stock (the “Series A Certificate”) and (ii) entered into an Investor Rights Agreement with Silver setting forth certain registration, governance and preemptive rights of Silver with respect to us (the “Investor Rights Agreement”). See Note 13 - Capital Structure for further discussion.

The following is a summary of the operating results of Intralinks during the year ended December 31, 2017, which have been reflected within income from discontinued operations, net of tax:

2017
Net revenues	$213,178
Costs and expenses:
Cost of services	35,393
Research and development	19,148
Selling, general and administrative	114,737
Restructuring	15,995
Depreciation and amortization	41,780
Total costs and expenses	227,053
Other income, net	1,448
Loss from discontinued operations	(12,427)
Gain on sale of discontinued operations	122,842
Income from discontinued operations before taxes	110,415
Provision for income taxes	(34,920)
Discontinued operations, net of taxes	$75,495

The pre-tax gain on sale of Intralinks included in the Consolidated Statement of Operations was $122.8 million for the year ended December 31, 2017.

The Company signed a Transition Service Agreement (“TSA”) to provide accounting, tax, legal, payroll and IT services for up to six months after the divestiture. Amounts earned under the agreement were reflected as a reduction in Selling, general and administrative expenses in the statement of operations.

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

SpeechCycle

On February 1, 2017, the Company completed a divestiture of its SpeechCycle business, to an unrelated third party, for consideration of $13.5 million. As part of the divestiture, Synchronoss entered into a one-year transition services agreement with the acquiring company to support various indirect activities such as customer software support, technical support services, maintenance and general & administrative support services.

The Company recorded a pre-tax gain of $4.9 million as a result of the divestiture which is included in other income (expense), net in the Consolidated Statement of Operations.

2016 Transactions

Acquisitions

Openwave Messaging, Inc. (“Openwave”)

On March 1, 2016, the Company acquired all outstanding shares of Openwave for $114.5 million, net of working capital adjustments and liabilities assumed, comprised of $92.5 million paid in cash and $22.0 million paid in shares of the Company’s common stock, based upon the average market value of the common stock for the ten trading days prior to the acquisition date.

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

In connection with the acquisition of Openwave, the Company entered into $10.0 million patent settlement agreement. The Company determined that the transaction was negotiated in the overall consideration paid for the purchase of Openwave, and as result, the proceeds were reflected as a reduction in the Company’s purchase price.

The following is a summary of the components of the consideration transferred as part of the acquisition:

(Restated)
Cash consideration for outstanding common shares	$102,538
Issuance of Common Stock	22,000
Intellectual Property Settlement	(10,000)
Total cash consideration transferred	114,538
Issuance of Common Stock	(22,000)
Cash Consideration Transferred	$92,538

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

The Company determined the fair value of the net assets acquired as follows:

	Purchase Price Allocation (Restated)
Cash	$4,110
Prepaid expenses and other assets	3,005
Property, Plant & Equipment	2,882
Long term assets	1,870
Intangible assets:		Wtd. Avg.
Trade name	1,000	1 year
Technology	32,100	7 years
Customer relationships	29,000	10 years
Goodwill	81,015
Total assets acquired	154,982
Accounts payable and accrued liabilities	17,622
Deferred revenues	7,331
Long term liabilities	15,491
Net assets acquired	$114,538

The goodwill recorded in connection with this acquisition was based on operating synergies and other benefits expected to result from the combined operations and the assembled workforce acquired. The goodwill acquired is not deductible for tax purposes.

Divestitures

Mirapoint

On December 29, 2016, the Company completed the divestiture of the Company’s Mirapoint activation business to an unrelated third party and recorded a gain of $1.4 million on the sale, which is included in other income (expense), net in the Consolidated Statement of Operations.

Sequential Technology International, LLC

On December 16, 2016, Synchronoss completed a divestiture of a portion of its BPO to a newly formed entity named STIN which had a total value of $140.8 million. As part of the sales arrangement, Synchronoss retained a 30% investment in STIN. STIH an unrelated third party that was formerly named Omniglobe International LLC, will own the remaining 70% of STIN. STIH financed the purchase of these assets through cash of $27.3 million (including $10.0 million of license), a new term loan, and a related party subordinated seller’s note receivable with a par value of $83.0 million issued by Synchronoss, which is secured by STIH’s interest in STIN. The sellers note was issued at a discount, with a transaction value of $69.8 million. The sellers note earns interest at a rate of LIBOR plus 1100 bps per annum and matures on June 16, 2022. On December 22, 2016, the Company entered into a non-exclusive perpetual license agreement with STIH, for consideration of $10.0 million.,The Company determined that the license agreement was negotiated with the sale, and in the overall consideration paid for the purchase of STIN, and as a result, the proceeds from sale of the perpetual license were reflected as additional consideration received from the sale of its BPO business, resulting in additional gain recognized in the sale.

Additionally, as as part of its divestiture, the Company provided a guarantee to Goldman for $30.0 million of the $40.0 million in senior debt extended by Goldman to STIH which is referenced as the Third Party Note in Note 6 - Investments in Affiliates and Related Transactions. The Company recognized the guarantee on the date of transaction as a reduction in the gain on sale in the amount of $0.6 million.

The Company and STIH agreed to a put and call option in regards to the Company’s equity interest in STIN. The Company will have the right to exercise a put option at any time to sell its interest in STIN, at the fair market value determined at the date of exercise. Additionally, STIH will have the right to exercise a call option at any time to purchase the interest in STIN at the fair market value determined at the date of exercise.

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

The Company determined that the put and call options are embedded within the host contract and do not require bifurcation and separate accounting treatment. STIN has been determined to be a VIE of which the Company is not the primary beneficiary.

As part of the divestiture, Synchronoss entered into a three-year MSA with STIN to provide for access to certain platforms, and assets necessary to perform certain tasks, as part of the exception handling process. See Note 6 - Investments in Affiliates and Related Transactions.

The following is a summary of the operating results of BPO which have been reflected within income from discontinued operations, net of tax:

	Year ended December 31,
	(Restated)
	2016	2015
Net revenues	$145,241	$150,714
Costs and expenses:
Cost of services	96,737	83,931
Selling, general and administrative	2,615	2,324
Total costs and expenses	99,352	86,255
Income from discontinued operations	45,889	64,459
Gain on sale of discontinued operations	113,130	—
Income from discontinued operations before taxes	159,019	64,459
Provision for income taxes	(68,459)	(24,191)
Discontinued operations, net of taxes	$90,560	$40,268

2015 Transactions

Acquisitions

Zentry

On December 31, 2015, the Company formed a venture with MCI Communication Services and Verizon Patent and Licensing Inc. (collectively, “Verizon PLI”), referred to as Zentry with the goal of accelerating the Company’s entrance into the enterprise market by adding identity management capabilities to the Synchronoss Secure Mobility Suite. The Company obtained a 67% interest in Zentry in exchange for $48.0 million.

Concurrently with the formation of the venture, Zentry entered into a non-exclusive perpetual license agreement with Verizon Sourcing, LLC, in the amount of $23.0 million, for the continued use of software for the UIS platform. This transaction was executed for the benefit of the venture and entered into concurrently with the venture formation. Accordingly, the Company accounted for the license as a reduction in the purchase price. The reduction resulted in a net purchase price of $25.0 million.

The Company and Verizon PLI agreed to certain put and call options with regard to Verizon PLI’s interest in Zentry. Verizon PLI will have the right to exercise a put option (the “Put Option”) any time on or after December 31, 2018, to sell their interest in Zentry at a value which approximates fair value to the Company. Under the Put Option, the Company will be obligated to purchase Verizon PLI’s interest. In addition, the Company has a call option (the “Call Option”) to purchase Verizon PLI’s interest in Zentry at any time on or after December 31, 2018 at a value which approximates fair value. Although the Company has the option to settle any amount in excess of $200.0 million in shares of the Company’s publicly traded common stock equal to the purchase price to be paid divided by the volume weighted average trading price per share during the thirty days prior to the date of such settlement, the Company’s intention is to settle the entire amount in cash.

The Company determined that the Put Option is embedded within the noncontrolling interest shares that are subject to the Put Option. The redemption feature requires the classification of Verizon PLI’s minority interest in the Consolidated Balance Sheets outside of equity under the caption “redeemable noncontrolling interest”. The fair value of the net assets acquired

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

approximated the purchase price. The venture was deemed not to be a VIE, as a result, the Company consolidated the venture in the consolidated financial statements according to the voting model.

Razorsight

On August 4, 2015, the Company acquired all outstanding shares of Razorsight for $25.3 million, net of liabilities assumed. In addition, the Company potentially may make payments totaling up to approximately $15.0 million based on the ability to achieve a range of business objectives for the period from the acquisition date through December 31, 2016.

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

On February 18, 2015, the Company entered into a patent license and settlement agreement for $10.0 million, whereby the Company granted F-Secure a limited license to the Company’s patents. The Company concluded that since the settlement and the acquisition were contemplated and negotiated together, the Company determined to net the $10.0 million settlement against the consideration transferred in connection with the purchase price, resulting in purchase price of $49.5 million.

The Company entered into a number of acquisitions as described above, during 2015. The table below summarizes the fair value of the net assets acquired as follows:

	(Restated)
	Zentry	Razorsight	F-Secure	Total
Cash		$1,172		$1,172
Accounts receivable		120		120
Prepaid expenses and other assets		1,111		1,111
Equipment	2,900	879		3,779
Other assets - long term		144		144
Intangible assets:
Technology	23,200	9,200	3,071	35,471
Customer relationships	2,300	11,690	20,475	34,465
Goodwill	9,100	6,985	26,454	42,539
Total assets acquired	37,500	31,301	50,000	118,801
Accounts payable and accrued liabilities		2,216	519	2,735
Lease obligation		333		333
Deferred revenues		965		965
Contingent consideration		122		122
Deferred taxes		2,381		2,381
Redeemable noncontrolling interest	12,500			12,500
Net assets acquired	$25,000	$25,284	$49,481	$99,765

The goodwill recorded in connection with these acquisitions were based on operating synergies and other benefits expected to result from the combined operations and the assembled workforce acquired. The goodwill acquired is not deductible for tax purposes. The average useful lives of the technology and customer relationships acquired during the year ranged from one to five years and five to seven years, respectively.

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Acquisitions-Related Costs

Acquisition related costs recognized during the years ended December 31, 2017, 2016 and 2015 including transaction costs such as legal, accounting, valuation and other professional services, were $13.0 million, $10.9 million, and $1.3 million, respectively.

SNCR, LLC

On November 16, 2015, the Company formed a venture with Goldman Sachs (“Goldman”), referred to as SNCR, LLC in order to develop and deploy the Synchronoss Secure Mobility Suite, which would include integration of Synchronoss Workspace platform with Goldman's internally developed mobile security intellectual property to help provide a safe, secure mobile device environment that also effectively supports BYOD.

The Company and Goldman agreed to certain put and call options with regard to Goldman’s interest in SNCR, LLC. Goldman will have the right to exercise a put option (the "SNCR Put Option") in each of 2019 and 2020, from January 1 of the applicable year until April 30 of such year to sell their interest in SNCR, LLC to the Company under the SNCR Put Option at a value which approximates fair value. Under the SNCR Put Option the Company will be obligated to purchase Goldman’s interest. In addition, the Company has a call option (the "SNCR Call Option") to purchase Goldman’s interest in SNCR, LLC during the same period, at a value which approximates fair value at the date of exercise. If, as of December 31, 2020, neither the SNCR Put Option or SNCR Call Option have been exercised and Goldman remains a holder of any Interest,  from January 1, 2021, Goldman shall have the right (the “Special Put Right”) to cause the Company to purchase all of Goldman’s interest in SNCR, LLC, at a value which approximates fair value at the date of exercise. The Company, at its sole discretion, may settle the option in cash or in shares of its publicly traded common stock equal to the purchase price to be paid divided by the volume weighted average trading price per share during the thirty days immediately up to the day of such purchase. The Company’s intention is to settle the entire amount in cash.

The Company determined that the SNCR Put Option is embedded within the noncontrolling interest shares that are subject to the SNCR Put Option. The redemption feature requires the classification of Goldman’s minority interest in the Consolidated Balance Sheets outside of equity under the caption “Redeemable noncontrolling interest.” The fair value of the net assets acquired approximated the purchase price. SNCR, LLC has been determined to be a VIE of which the Company is the primary beneficiary. As a result of the transaction, the Company acquired intangible assets of $12.8 million.

5.    Fair Value Measurements

In accordance with accounting principles generally accepted in the United States, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A three level hierarchy prioritizes the inputs used to measure fair value as follows:

•	Level 1 - Observable inputs - quoted prices in active markets for identical assets and liabilities;

•
Level 2 - Observable inputs other than the quoted prices in active markets for identical assets and liabilities includes quoted prices for similar instruments, quoted prices for identical or similar instruments in inactive markets, and amounts derived from valuation models where all significant inputs are observable in active markets; and

•	Level 3 - Unobservable inputs - includes amounts derived from valuation models where one or more significant inputs are unobservable and require the Company to develop relevant assumptions.

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

The following is a summary of assets, liabilities and redeemable noncontrolling interests and their related classifications under the fair value hierarchy:

	December 31, 2017
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Cash, cash equivalents and restricted cash (1)	$246,125	$246,125	$—	$—
Marketable securities-short term (2)	3,111	—	3,111	—
Total assets	$249,236	$246,125	$3,111	$—
Liabilities
Contingent interest derivative (3)	193			193
Mandatorily redeemable financial instrument (4)	37,959			37,959
Total liabilities	$38,152	$—	$—	$38,152
Temporary Equity
Redeemable noncontrolling interests (4)	$25,280	$—	$—	$25,280
Total temporary equity	$25,280	$—	$—	$25,280

	December 31, 2016
(Restated)	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Cash, cash equivalents and restricted cash (1)	$211,433	$211,433	$—	$—
Marketable securities-short term (2)	12,506	—	12,506	—
Marketable securities-long term (2)	2,974	—	2,974	—
Total assets	$226,913	$211,433	$15,480	$—
Liabilities
Contingent consideration obligation	$2,833	$—	$—	$2,833
Total liabilities	$2,833	$—	$—	$2,833
Temporary Equity
Redeemable noncontrolling interests (5)	$25,280	$—	$—	$25,280
Total temporary equity	$25,280	$—	$—	$25,280

(1)	Cash equivalents primarily include money market funds

(2)	Comprised of municipal bonds and certificates of deposit

(3)	Contingent interest derivative related to convertible debt is included in accrued expenses, for further details see Note 11 - Debt.

(4)
Mandatorily redeemable financial instruments comprise of the Company’s contractual obligation to deliver a set number of preferred shares at a time in less than twelve months and the option for the Company to receive a set number of common shares

(5)	Put arrangements held by the noncontrolling interests in certain of the Company’s joint ventures

The Company utilizes the market approach to measure fair value for its financial assets. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets. The Company’s marketable securities investments classified as Level 2 primarily utilize broker quotes in a non-active market for valuation of these securities.
No transfers between Level 1, Level 2 and Level 3 of the fair value measurement hierarchy occurred during the years ended December 31, 2017 and December 31, 2016.

Unrealized gains and losses are reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity. There were no sales of marketable securities during the years ended December 31, 2017 and 2016. The cost of securities sold is based on the specific identification method. The Company evaluates investments with unrealized losses to determine if the losses are other than temporary. The Company has determined that the gross unrealized losses at December 31, 2017 and 2016 are temporary. In making this determination, the Company considered the financial condition, credit ratings and near-term prospects

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

of the issuers, the underlying collateral of the investments, and the magnitude of the losses as compared to the cost and the length of time the investments have been in an unrealized loss position. Additionally, while the Company classifies the securities as available for sale, the Company does not currently intend to sell such investments and it is more likely than not to recover the carrying value prior to being required to sell such investments.

Available-for-Sale Securities

At December 31, 2017 and December 31, 2016, the estimated fair value of investments classified as available for sale, are as follows:

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities:
Certificates of deposit	$250	$—	$—	$250
Municipal bonds	2,867	—	(6)	2,861
Total marketable securities	$3,117	$—	$(6)	$3,111

As of December 31, 2017, an insignificant amount of accumulated unrealized losses related to investments that have been in a continuous unrealized loss position for 12 months or longer. The aggregate related fair value of investment with unrealized losses was approximately $2.9 million.

	December 31, 2016
	(Restated)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities:
Certificates of deposit	$450	$—	$—	$450
Municipal bonds	15,063	1	(34)	15,030
Total marketable securities	$15,513	$1	$(34)	$15,480

As of December 31, 2016, an insignificant amount of accumulated unrealized losses related to investments that have been in a continuous unrealized loss position for 12 months or longer. The aggregate related fair value of investment with unrealized losses was approximately $13.8 million.

Contractual maturities of marketable debt securities are as follows:

	December 31, 2017
	Amortized Cost	Fair Value
Due within one year	$3,117	$3,111
Due after 1 year through 5 years	—	—
Total available-for-sale securities	$3,117	$3,111

Contingent Consideration

The Company determined the fair value of the contingent consideration related to the acquisition of Razorsight using a real options approach which uses a risk-adjusted expected growth rate based on assessments of expected growth in revenue, adjusted by an appropriate factor. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement. The significant unobservable inputs used in the fair value measurement of the Company’s contingent consideration obligation are the probabilities of achieving certain financial targets and contractual milestones and a risk-adjusted

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

rate of 2.19%. Significant changes in any of those probabilities in isolation may result in a higher (lower) fair value measurement.  No changes in valuation techniques occurred during the year ended December 31, 2017.

During the year ended December 31, 2017, the Company paid down the remaining $2.8 million in connection with the Razorsight contingent consideration.

The changes in fair value of the Company’s Level 3 contingent consideration obligation during the year ended December 31, 2017 were as follows:

Balance at December 31, 2016, as restated	$2,833
Payment of contingent consideration	(2,831)
Other adjustments to contingent consideration obligation included in net income	(2)
Balance at December 31, 2017	$—

Redeemable Noncontrolling Interests

The redeemable noncontrolling interests recorded at fair value are put arrangements held by the noncontrolling interests in certain of the Company’s joint ventures. The Company recognizes changes in the redemption value immediately as they occur and adjusts the carrying value of the noncontrolling interest to the greater of the estimated redemption value, which approximates fair value, at the end of each reporting period or the initial carrying amount.

The fair value of the redeemable noncontrolling interests was estimated by applying an income approach using a discounted cash flow analysis. This fair value measurement is based on significant inputs that are not observable in the market and thus represents a Level 3 measurement. Significant changes in the underlying assumptions used to value the redeemable noncontrolling interests could significantly increase or decrease the fair value estimates recorded in the Consolidated Balance Sheets.

During the year ended December 31, 2017, the carrying amount of the redeemable noncontrolling interests was greater than the fair value and accordingly no adjustment to the carrying value was recorded.

The changes in redeemable noncontrolling interests classified as Level 3 measurements were as follows:

Balance at December 31, 2016	$25,280
Fair value and other adjustments	9,291
Net loss attributable to interests in subsidiaries	(9,291)
Balance at December 31, 2017	$25,280

Mandatorily Redeemable Financial Instruments

On October 17, 2017, the Company finalized the agreement under which Siris would acquire Intralinks for $977.3 million in cash as part of the Intralinks Transaction and would have the option to purchase $185.0 million of convertible, redeemable preferred stock. The common shares held by Siris were to be used to fund a portion of the purchase price of the preferred stock. Synchronoss also gave Siris the right to put up to 5,994,667 shares of common stock within 5 days of the termination of the preferred stock purchase agreement for an aggregate price of $87.3 million. The Company determined that the options together, represented one mandatorily redeemable financial instrument which is accounted for as a liability on the Consolidated Balance Sheets.

The fair value of the mandatorily redeemable financial instrument was measured based on significant inputs that are not observable in the market. The Company estimated fair value by applying the binomial lattice model which considered certain inputs such as risk free rate, stock price volatility, credit ratings, expected term and conversion features.

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

6.    Investments in Affiliates and Related Transactions

Sequential Technology International, LLC

The Company includes investments which are accounted for using the equity method, under the caption equity method investments on the Company’s Consolidated Balance Sheets. As of December 31, 2017, the Company’s investments in equity interests was comprised of $33.9 million related to a 30% equity interest in STIN.

STIH, which holds a 70% equity interest in STIN, also holds a senior note issued by a Third Party (“Third-Party Note” or “Seller Note”). The Third-Party Note is secured against STIH’s equity interest in STIN and is senior to the Company’s equity interest in STIN. Under the arrangement, the recognition of cash dividends received by the Company from STIN, other than required cash distributions made for tax purposes, are deferred until the Third-Party Note is paid in full. Under the terms of the PIK note with STIH, deferred distributions are added to the amounts outstanding under the PIK note.

The Company concluded that STIN is a VIE as it lacks sufficient equity to finance its activities. However, the Company is not the primary beneficiary of STIN, as the Company does not have the power to direct the activities that most significantly impact STIN’s economic performance and the obligation to absorb losses or the right to receive benefits from STIN that could potentially be significant to STIN.

Impairments of Investments

The Company regularly reviews its equity investments for impairments based on criteria that include the extent to which the investment’s carrying value exceeds its related market value, the duration of the market decline, the Company’s ability to hold its investment until recovery and the investment’s financial strength and specific prospects.

Impairments of investments are reflected in “Equity method income/loss” in the Consolidated Statements of Operations and were recorded as a result of either the deteriorating financial position of the investee or due to a permanent impairment resulting from sustained losses and limited prospects for recovery.

During 2017, the Company recorded $9.1 million in losses in its Consolidated Statement of Operations related to its investment in STIN. No impairment charges were recognized during the period.

Transactions with Affiliates

Cloud Telephony and Support Services

In connection with the divestiture of business process outsourcing (“BPO”), Synchronoss entered into a three-year Cloud Telephony and Support services agreement to grant STIN access to certain Synchronoss software and private branch exchange (“PBX”) systems to facilitate exception handling operations required to support STIN customers. The agreement requires the Company provide the following:

•	Access to use its PBX system, which acts as a digital call exchange used to process both in-bound and out-bound calls as well as any corresponding interactive voice response (“IVR”).

•
Solution access and hosting, including Synchronoss Activation Gateway (“SAG”) and iNow virtual front office platforms (the “Solution” service) includes access to a number of order managers, call tracker and reporting (visibility) modules used to initiate and perform necessary tasks as part of the exception handling process. Access to the Solution provides a mechanism for the exception handling business, whether STIN or any other BPO customer, to process orders manually. The Company is obligated to host and maintain the related technology throughout the term. In the event additional programs arise, requiring the use of Synchronoss products, such incremental programs will be priced in negotiations at such time.

•
Technical support service, including network infrastructure support and maintenance. The Company will provide access to use and support to ensure fully operational workstations (including personal computers), including desktop, workstation and network support to the PBX systems, including firewall and anti-virus protection.

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

The Company recognized $26.0 million and $1.2 million in revenue related to these services during 2017 and 2016, respectively.

Support Services Agreement

Additionally, the Company entered into a Support Services Agreement (“SSA”) to perform certain general and administrative support services, including billing and cash collections. The SSA is currently operating month-to-month and the Company expects to cease its support within the calendar year. Fees earned for services performed by the Company under the SSA were recorded as a reduction in the costs to perform within selling, general and administrative in the Consolidated Statements of Operations. Amounts earned under the arrangement were immaterial during all periods presented.

Seller Note

The Company holds a subordinated seller’s note receivable from STIH which has a carrying value of $74.0 million as of December 31, 2017, which is secured by STIH’s interest in STIN. The Company recognized $12.1 million in interest income related to this note during 2017. The related party note receivable earns paid-in-kind (“PIK”), until such time that the Third-Party Note is paid-in-full and shall earn interest at a rate equal to LIBOR plus 1100 basis points per annum, maturing on June 16, 2022. As a result, of STIH’s covenant violation, in June 2017, the Company distributed approximately $6.2 million to Goldman (“Distribution Note”). The remaining amounts guaranteed under the Escrow arrangement were released upon assignment of certain customer contracts under the terms of the Escrow Agreement. As of December 31, 2017, the Company has no further obligations to guarantee the debt outstanding to Goldman. Under the terms of the PIK note with STIH, distributions made by STIN to the Company must be deferred and any deferred distributions or distributions made to Goldman are added to the amounts outstanding under the PIK note. During the year, the Company recognized an allowance for loan losses of $14.6 million in other expense in the Consolidated Statement of Operations, due concerns over collectibility of the remaining balance of the seller’s note.

The following is a summary of the PIK note related balances as of December 31:

	Seller Note	Allowance	Unamortized discount	Loan accrued interest	Distribution Note	Distribution interest	Total
12/31/2016	$83,000	$—	$(13,146)	$415	$—	$—	$70,269
12/31/2017		(14,562)	984	10,681	6,187	425	3,715
Cumulative balance	$83,000	$(14,562)	$(12,162)	$11,096	$6,187	$425	$73,984

Related Party Balances

The STIN affiliate balances and their classification in the Consolidated Balance Sheets as of December 31, 2017 and December 31, 2016 were as follows:

	Year Ended December 31,
	2017	2016
Restricted cash (A)	$118	$—
Accounts receivable (B)	18,033	1,164
Total assets	$18,151	$1,164

(A)
Represents cash balances outstanding as of year end in which the Company collected accounts receivable from STIN customers on behalf of STIN. This amount has been classified in short term restricted cash on the Consolidated Balance Sheets.

(B)
These amounts principally included revenues generated from the Cloud and Telephony Support Services agreement and pass-through of vendor expenses incurred during the transition and assignment of vendor contracts.

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Meeker Sharkey

During 2017, the Company engaged Meeker Sharkey as its insurance broker for its officers and directors, commercial liability and health benefits insurance. Thomas Sharkey, Jr., a principal of Meeker Sharkey, is the brother in law of James M. McCormick, a member of the Board of Directors. The Company paid Meeker Sharkey approximately $0.1 million, $0.4 million and $0.5 million during the years ended December 31, 2017, 2016 and 2015, respectively.

7.    Property and Equipment

Property and equipment consist of the following:

	December 31,
	2017	2016
		(Restated)
Computer hardware	$250,453	$242,739
Computer software	62,335	47,828
Construction in-progress	471	14,854
Furniture and fixtures	7,736	5,981
Building	8,808	8,808
Leasehold improvements	19,591	16,980
	349,394	337,190
Less: Accumulated depreciation	(237,569)	(178,985)
	$111,825	$158,205

Depreciation expense was approximately $57.0 million, $51.8 million, and $42.7 million for 2017, 2016, and 2015, respectively. Amortization of property and equipment recorded under capital leases are included in depreciation expense.

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

The following table shows the adjustments to goodwill during 2017 and 2016:

Balance at December 31, 2015, as restated	$149,928
Acquisitions	81,016
Divestitures	—
Reclassifications, adjustments and other	(3,033)
Translation adjustments	(3,260)
Balance at December 31, 2016, as restated	$224,651
Acquisitions	—
Divestitures	(1,854)
Reclassifications, adjustments and other	181
Translation adjustments	14,325
Balance at December 31, 2017	$237,303

The reclassification, adjustments and other of $0.2 million and $3.0 million for the years 2017 and 2016 are primarily related to purchase accounting adjustments and a change in the Company’s deferred tax asset in connection with a pre-acquisition tax loss, respectively.

When performing its annual impairment test, the Company compares the fair value of each reporting unit to its carrying amount with the fair values derived most significantly from the market approach, and to a lesser extent, the income approach. Under the market approach, the Company estimates fair value based on market multiples of revenue and earnings derived from comparable publicly-traded companies with similar operating and investment characteristics as the reporting unit. The Company weights the fair value derived from the market approach depending on the level of comparability of these publicly-traded companies to the reporting unit. When market comparables are not meaningful or not available, the Company estimates the fair value of a reporting unit using only the income approach. Under the income approach, the Company estimates the fair value of a reporting unit based

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

on the present value of estimated future cash flows. The Company bases cash flow projections on management’s estimates of revenue growth rates and operating margins, taking into consideration industry and market conditions. The Company bases the discount rate on the weighted-average cost of capital adjusted for the relevant risk associated with business-specific characteristics and the uncertainty related to the reporting unit’s ability to execute on the projected cash flows.

In order to assess the reasonableness of the estimated fair value of the Company’s reporting units, the Company compares the aggregate reporting unit fair value to the Company’s market capitalization on an overall basis and calculates an implied control premium (the excess of the sum of the reporting units’ fair value over the Company’s market capitalization on an overall basis). The Company evaluates the control premium by comparing it to observable control premiums from recent comparable transactions. If the implied control premium is determined to not be reasonable in light of these recent transactions, the Company re-evaluates its reporting unit fair values, which may result in an adjustment to the discount rate and/or other assumptions. This re-evaluation could result in a change to the estimated fair value for certain or all reporting units. If the fair value of a reporting unit exceeds the carrying amount of the net assets assigned to that reporting unit, goodwill is not impaired.

If the fair value of the reporting unit is less than its carrying amount, goodwill is impaired and the excess of the reporting unit’s carrying value over the fair value is recognized as an impairment loss.

There were no goodwill impairment charges recognized during the years ended December 31, 2017, 2016 and 2015.

Other Intangible Assets

The Company’s intangible assets with definite lives consist primarily of technology, capitalized software, trade names, and customer lists and relationships. These intangible assets are being amortized on the straight-line method over the estimated useful lives of the assets. Amortization expense related to intangible assets for the years ended December 31, 2017, 2016 and 2015 was $36.9 million, $43.1 million and $28.3 million, respectively.

The Company recognized impairment charges to its intangible assets of $1.0 million, $11.1 million, and $0.0 million for the years ended December 31, 2017, 2016 and 2015, respectively. The Company includes these impairments within depreciation and amortization in its Consolidated Statements of Operations. The impairments were primarily attributed to continued financial losses, delays in product sales and product development and ultimately, the agreement to terminate SNCR, LLC in 2017.

The Company’s intangible assets consist of the following:

	December 31, 2017
	Cost	Accumulated Amortization	Net
Technology	$124,799	$(70,608)	$54,191
Customer lists and relationships	128,170	(62,905)	65,265
Capitalized software and patents	19,792	(7,115)	12,677
Trade name	2,559	(2,525)	34
	$275,320	$(143,153)	$132,167

	December 31, 2016
	(Restated)
	Cost	Accumulated Amortization	Net
Technology	$129,382	$(53,142)	$76,240
Customer lists and relationships	129,650	(49,852)	79,798
Capitalized software and patents	10,589	(3,923)	6,666
Trade name	2,523	(2,259)	264
	$272,144	$(109,176)	$162,968

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Estimated future amortization expense of its intangible assets for the next five years is as follows:

Year ending December 31,
2018	$39,218
2019	31,993
2020	20,561
2021	12,157
2022	10,601
Thereafter	17,637
Total	132,167

9.    Accrued Expenses
Accrued expenses consist of the following:

	December 31,
	2017	2016
		(Restated)
Accrued compensation and benefits	$22,679	$33,771
Accrued accounting fees	19,822	3,154
Accrued consulting fees	6,200	13,951
Accrued legal fees	5,513	3,172
Accrued telecommunications	3,028	2,628
Accrued income taxes payable	2,810	4,643
Accrued other	12,687	15,563
	$72,739	$76,882

10.    Commitments, Contingencies and Other
Lease and Purchase Obligations

The Company leases office space, automobiles, office equipment and co-location services under non-cancelable capital leases, operating leases or long-term agreements that expire at various dates, with the latest expiration in 2029. The Company recognizes rent expense on a straight-line basis over the non-cancelable lease term and records the difference between cash rent payments and the recognition of rent expense as a deferred rent liability. Where leases contain escalation clauses, rent abatements, and/or concessions, such as rent holidays and landlord or tenant incentives or allowances, the Company applies them as straight-line rent expense over the lease term.

Aggregate annual future minimum payments under these non-cancelable agreements are as follows:

Year ending December 31,	Colocation	Operating Leases	Capital Leases
2018	$7,888	$9,743	$2,465
2019	5,373	10,103	2,383
2020	3,614	9,893	1,964
2021	—	9,149	1,282
2022 and thereafter	—	46,451	7,155
	$16,875	$85,339	$15,249

Rent expense for the years ended December 31, 2017, 2016 and 2015 was $10.6 million, $8.5 million and $7.6 million respectively.

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Guarantee

As part of its divestiture of Sequential in 2016, the Company provided a guarantee to Goldman for $30.0 million of the $40.0 million in senior debt extended by Goldman to STIH which is referenced as the Third Party Note in Note 6 - Investments. At March 31, 2017, STIH missed its minimum earnings before interest, tax, depreciation and amortization (“EBITDA”) target under the Goldman loan. As a result, of STIH’s covenant violation, in June 2017, the Company distributed approximately $6.2 million to Goldman as previously defined, the Distribution Note. The remaining amounts guaranteed under the arrangement were released upon assignment of certain customer contracts. Under the terms of the PIK note with STIH, distributed amounts made by the Company to Goldman are added to the amounts outstanding under the PIK note. As of December 31, 2017, the Company has no further obligations to guarantee the debt outstanding to Goldman.

11.    Debt

Total debt consists of the following:

	December 31,
	2017	2016
Convertible Senior Notes	$230,000	$230,000
Amended Credit Agreement	—	29,000
Total debt, principal amount	230,000	259,000
Debt issuance costs	(2,296)	(3,709)
Total debt, carrying value	$227,704	$255,291
Total short term debt, carrying value	$—	$29,000
Total long-term debt, carrying value	$227,704	$226,291

Convertible Senior Notes

On August 12, 2014, the Company issued $230.0 million aggregate principal amount of its 0.75% Convertible Senior Notes due in 2019 (the “2019 Notes”). The 2019 Notes mature on August 15, 2019, and bear interest at a rate of 0.75% per annum payable semi-annually in arrears on February 15 and August 15 of each year. The Company accounted for the $230.0 million face value of the debt as a liability and capitalized approximately $7.1 million of financing fees, related to the issuance which are presented net of the face value of the 2019 Notes on the Consolidated Balance Sheets.

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

Holders of the 2019 Notes who convert their notes in connection with a qualifying fundamental change, as defined in the related indenture, may be entitled to a make-whole premium in the form of an increase in the conversion rate. Additionally, following the occurrence of a fundamental change, holders may require that the Company repurchase some or all of the 2019 Notes for cash at a repurchase price equal to 100% of the principal amount of the notes being repurchased, plus accrued and unpaid interest, if any. As of December 31, 2017, none of these conditions existed with respect to the 2019 Notes and as a result, the 2019 Notes are classified as long term.

A fundamental change occurs when, among other things, the Company’s the Company’s common stock ceases to be listed or quoted on The Nasdaq Stock Market, LLC (“Nasdaq”). In May 2018, trading of the Company’s common stock has been suspended on Nasdaq, however, it has not been delisted (see Note 21 - Subsequent Events Review).

The 2019 Notes are the Company’s direct senior unsecured obligations and rank equal in right of payment to all of the Company’s existing and future unsecured and unsubordinated indebtedness.

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

At December 31, 2017, the carrying amount of the liability was $227.7 million and the outstanding principal of the 2019 Notes was $230.0 million, with an effective interest rate of approximately 1.38%. The fair value of the 2019 Notes was $218.5 million at December 31, 2017. The fair value of the liability of the 2019 Notes was determined using a discounted cash flow model based on current market interest rates available to the Company. These inputs are corroborated by observable market data for similar liabilities and therefore classified within Level 2 of the fair-value hierarchy.

The Company is required to meet all SEC filing requirements and deadlines in order to be in compliance with the 2019 Notes. In the event that the Company does not meet the filing requirements, the noteholders are entitled to receive additional interest of 0.25% up to 180 days from the date of the notice of default and 0.50% thereafter up to 360 days. The Company may agree to pay additional interest to the holders by notifying holders and the trustee within 90 days from the notice of default.  If the Company decides to pay that interest, but has not remedied the event within 360 days from the notice of default, it was in default. If the Company fails to elect to pay that additional interest, it will be in default if it does not remedy the event within the 90 days period.

The Company received a notice of default from holders of more than 25% of the outstanding principal amount of the 2019 Notes on October 13, 2017. Based on the terms of the 2019 Notes, the Company will be obligated to begin paying additional interest starting January 11, 2018 (the 90th day following the Company’s receipt of the notice of default). The Company is required to record a derivative related to this contingent interest as a liability and expense in its financial statements. At December 31, 2017, the Company recorded a contingent interest derivative liability within accrued expenses and corresponding interest expense of approximately $0.2 million.

Interest expense for the Company’s 2019 Notes related to the contractual interest coupon and contingent interest liability is noted below.

	Year ended December 31,
	2017	2016	2015
Contractual interest expense	$1,725	$1,725	$1,725
Contingent interest expense	193	—	—
Total	$1,918	$1,725	$1,725

2017 Credit Agreement

On January 19, 2017, the Company entered into a new credit agreement with the lending institutions from time to time parties thereto and Goldman Sachs as administrative agent, collateral agent, swingline lender and a letter of credit issuer (as amended from time to time, the “2017 Credit Agreement”) which was comprised of a $900.0 million term credit facility with a maturity date of January 19, 2024 (the “2017 Term Facility”) and a revolving credit facility of up to $200.0 million (the “Revolving Facility”) with a maturity date of January 19, 2022. Obligations under the 2017 Credit Agreement were guaranteed by certain of the Company’s subsidiaries and secured by substantially all of the Company’s and its subsidiaries’ assets.

The 2017 Term Facility amortized at 1% per annum in equal quarterly installments with the balance payable on the maturity date. The Revolving Facility included borrowing capacity available for letters of credit and for borrowings on same-day notice under swingline loans and borrowing thereunder could be used for working capital needs and other general corporate purposes.

The 2017 Term Facility initially bear an interest at a rate equal to, at the Company’s option, the adjusted LIBOR rate for an applicable interest period or an alternate base rate, in each case, plus an applicable margin of 2.75% or 1.75%, respectively. The Revolving Facility initially bear an interest at a rate equal to, at the Company’s option, the adjusted LIBOR rate or an alternate base rate, in each case, plus an applicable margin of 2.50% or 1.50%, respectively, subject to step-downs based on the Company’s ratio of first lien secured debt to adjusted EBITDA, as defined in the 2017 Credit Agreement. The Company paid a commitment fee in the range of 0.25% to 0.375% on the unused balance of the Revolving Facility. Interest was payable quarterly under the 2017 Credit Agreement.

Subject to certain customary exceptions, the 2017 Term Facility was subject to mandatory prepayments in amounts equal to: (1) 100% of the net cash proceeds from any non-ordinary course sale or other disposition of assets (including as a result of casualty or condemnation) by Synchronoss or its subsidiaries subject to customary reinvestment provisions and certain other exceptions; (2) 100% of the net cash proceeds from incurrences of debt (other than permitted debt); and (3) a customary annual excess cash

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

flow sweep at levels based on the Company’s applicable ratio of first lien secured debt to adjusted EBITDA, as defined in the 2017 Credit Agreement.

The 2017 Credit Agreement contained a number of customary affirmative and negative covenants and events of default, which, among other things, restricted the Synchronoss’ and its subsidiaries’ ability to incur debt, allow liens on assets, make investments, pay dividends or prepay certain other debt. The 2017 Credit Agreement also required Synchronoss to comply with certain financial maintenance covenants, including a total gross leverage ratio and an interest charge coverage ratio.

Certain of the lenders under the 2017 Credit Agreement, or their affiliates, provided, and may in the future from time to time provide, certain commercial and investment banking, financial advisory and other services in the ordinary course of business for the registrant and its affiliates, for which they have in the past and may in the future receive customary fees and commissions.

As a result of the Company’s restatement, it was unable to comply with covenants requiring the timely delivery of audited financial statements and interim financial information. The Company obtained waivers to extend the dates by which the Company was required to deliver such financial information to June 30, 2017.

Waiver Agreement to 2017 Credit Agreement

On June 30, 2017, the Company, the Lenders and the Administrative Agent entered into a Limited Waiver to Credit Agreement (the “Waiver Agreement”) pursuant to which the Lenders agreed, subject to the limitations contained in the Waiver Agreement, to temporarily waive (the “Limited Waiver”) the anticipated event of default (the “Anticipated Event of Default”) resulting from the Company’s failure to deliver its first quarter 2017 financial statements, together with related items required under the 2017 Credit Agreement on or prior to June 30, 2017. In the absence of the Limited Waiver, after the occurrence of the Anticipated Event of Default the Lenders would be permitted to exercise their rights and remedies available to them under the 2017 Credit Facility with respect to an event of default. The Limited Waiver was designed to give the Company and the Lenders additional time to negotiate in good faith and document certain amendments to the 2017 Credit Facility.

As consideration for the Limited Waiver, the Company agreed to pay a consent fee to each Lender who consented to the Waiver Agreement in an amount equal to 0.15% of the aggregate principal amount of such consenting Lender’s revolving credit commitments and term loans outstanding under the 2017 Credit Agreement, which amount was credited against any consent fee that was required to be paid in connection with any subsequent waiver of the Anticipated Event of Default or related amendment of the 2017 Credit Agreement. In addition, the Company paid the reasonable fees and expenses of counsel and other costs and expenses requested by the Administrative Agent on behalf of the Lenders and certain other fees as set forth in the Waiver Agreement.

First Amendment to 2017 Credit Agreement

On July 19, 2017, the Company entered into a first amendment and limited waiver to the 2017 Credit Agreement (the “First Amendment”). Pursuant to the First Amendment, the lenders and administrative agent agreed to extend the time period for delivery by the Company of its quarterly financial statements for the quarters ended March 31, 2017 and June 30, 2017 (the “2017 Quarterly Financial Statements”) and to waive the default and event of default arising from the Company’s failure to deliver the 2017 Quarterly Financial Statements within the timeframe originally required by the 2017 Credit Agreement (or, at the Company’s election, November 16, 2017, if prior to October 17, 2017 the Company pays a fee to the Lenders equal to 25 basis points on the aggregate principal amount of revolving commitments and terms loans outstanding).

The First Amendment effected various other changes to the terms of the Credit Agreement, including reducing revolving credit commitments from $200.0 million to $100.0 million (with a sub-limit on usage of $50.0 million until the earliest date by which the Company has delivered the 2017 Quarterly Financial Statements, the restated financial statements for the fiscal years ended December 31, 2016 and 2015 (and the respective quarterly periods) and certain information with respect to disclosing and remedying any material weaknesses in the Company’s internal control structure related to financial reporting.)

Under the First Amendment, the Company was required to maintain a first lien secured net leverage ratio of no more than (x) 5.50 to 1 for any period ending from September 30, 2017 through March 31, 2019; (y) 5.00 to 1 for any period ending June 30, 2019 through December 31, 2019; and (z) 4.25 to 1 for any period ending March 31, 2020 and thereafter. The Company was also required to maintain a minimum interest coverage ratio of no less than 2.00 to 1.

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Until the earlier of (A) the later of (i) December 15, 2017 and (ii) in the event that, prior to December 15, 2017, the Company has publicly announced a strategic transaction, or merger, business combination, acquisition or divestiture that would result in a change of control or a requirement to prepay the loans and terminate commitments under the Amended Credit Agreement, the date on which such transaction is consummated or abandoned (the “Initial Period End Date”) and (B) June 15, 2018, term loans under the Amended Credit Agreement bear interest at a rate equal to, at the Company’s option, the adjusted LIBOR rate for an applicable interest period or an alternate base rate (subject to a floor of 1.00% and 2.00%, respectively), in each case, plus an applicable margin of 4.50% or 3.50%, respectively. Thereafter, the applicable margins increase to 5.75% and 4.75%, respectively, if the Company’s first lien secured net leverage ratio is less than or equal to 5.00 to 1, and to 6.75% and 5.75%, respectively, if the Company’s first lien secured net leverage ratio is greater than 5.00 to 1. The foregoing applicable margins are subject to a retroactive increase of 0.25% each if the Restated Financial Statements show an amount of net revenue for any fiscal year ended December 31, 2015, December 31, 2016 and, if applicable, December 31, 2014 that varies by greater than 15% of the net revenue set forth on Consolidated Balance Sheets and related Consolidated Statements of Operations of the Company for such fiscal year that had originally been filed with the Securities and Exchange Commission.

Until the Initial Period End Date, revolving loans under the Amended Credit Agreement bear interest at a rate equal to, at Company’s option, the adjusted LIBOR rate or an alternate base rate (subject to a floor of 1.00% and 2.00%, respectively), in each case, plus an applicable margin of 4.50% or 3.50%, respectively. Thereafter, the applicable margins will be subject to step-downs based on the Company’s first lien secured net leverage ratio.

Until the Initial Period End Date, term loans under the Amended Credit Agreement are subject to a prepayment premium of 1.00% solely if prepaid with proceeds of a repricing transaction. Thereafter, the term loans will be subject to (x) a 2.00% prepayment premium for any voluntary prepayments (including upon a change of control) made through the one-year anniversary of the Initial Period End Date and (y) a 1.00% prepayment premium for any voluntary prepayments (including upon a change of control) made after the one-year anniversary of the Initial Period End Date and prior to the second anniversary thereof.

The Amendment also effected various other changes to the baskets and exceptions under the negative covenants of the Credit Agreement.

The Company’s effective interest rate on the term loans was approximately 4.08% prior to the First Amendment and ranged from 5.74% to 5.76% from July 19, 2017 through November 2017. During 2017, the Company paid approximately $16.8 million in fees related to obtaining waivers, amendments, and consents in relation to the 2017 Credit Agreement as a result of the delay in the delivery of the 2017 Quarterly Financial Statements. These costs were recognized within the Interest expense line of the Consolidated Statements of Operations until the debt was repaid in the fourth quarter of 2017. The remaining balance was recognized within the Extinguishment of debt line item of the Consolidated Statements of Operations.

Repayment of 2017 Credit Agreement

In connection with the consummation of the Intralinks divestiture (See Note 4 - Acquisitions and Divestitures), the Company utilized a portion of the proceeds from the Intralinks divestiture to repay all outstanding obligations under the 2017 Credit Agreement. In connection therewith, the Company delivered all notices and took all other actions to facilitate and cause the termination of the 2017 Credit Agreement, the repayment in full of all obligations then outstanding thereunder and the release of any security interests in connection therewith, effective as of November 14, 2017. The aggregate payoff amount was approximately $897.5 million and included all accrued interest, fees and prepayment penalties associated therewith. The Company incurred approximately $29.4 million of a loss on the extinguishment of the 2017 Credit Agreement for the year ended December 31, 2017.

Amended Credit Facility

On July 7, 2016, the Company entered into an Amended Credit Facility with Wells Fargo Bank, National Association, as administrative agent and several lenders party thereto (the “Amended Credit Facility”). The Amended Credit Facility, was permitted to be used for general corporate purposes, was a $250.0 million unsecured revolving line of credit that was set to mature on July 7, 2021, subject to terms and conditions set forth therein. The Company paid a commitment fee in the range of 15 to 30 basis points on the unused balance of the revolving credit facility under the Amended Credit Facility. Synchronoss had the right to request an increase in the aggregate principal amount of the Amended Credit Facility up to $350.0 million. Interest on the borrowings ranged from 1.94% to 2.03%.

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

On January 19, 2017, the Company repaid all outstanding obligations under the Amended Credit Facility with Wells Fargo Bank and the several lenders party thereto. The aggregate payoff amount was $29.0 million and included all accrued interest and associated prepayment penalties.

Interest expense and commitment fees under the 2017 Credit Agreement and the Amended Credit Facility were as follows:

	Year ended December 31,
	2017	2016	2015
Commitment fees	$519	$415	$332
Interest expense	35,351	877	—

2013 Credit Facility

In September 2013, the Company entered into a Credit Facility (the “Credit Facility”) with JP Morgan Chase Bank, N.A., as the administrative agent, Wells Fargo Bank, National Association, as the syndication agent and Capital One, National Association and KeyBank National Association, as co-documentation agents. The Credit Facility, which was used for general corporate purposes, was a $100.0 million unsecured revolving line of credit that was set to mature on September 27, 2018. The Company paid a commitment fee in the range of 25 to 35 basis points on the unused balance of the revolving credit facility under this credit agreement. Synchronoss had the right to request an increase in the aggregate principal amount of the Credit Facility up to $150.0 million. Interest on the borrowing was based upon LIBOR plus a 2.25 basis point margin. All outstanding balances under the Credit Facility were repaid on July 7, 2016 and the 2013 Credit Facility was terminated and replaced with the Amended Credit Facility.

12.    Accumulated Other Comprehensive (Loss)/Income

The changes in accumulated other comprehensive income (loss) during the year ended December 31, 2017, are as follows:

	Foreign Currency	Unrealized (Loss) Income on Intra-Entity Foreign Currency Transactions	Unrealized Holding Gains (Losses) on Available-for-Sale Securities	Total
Balance at December 31, 2016	$(37,311)	$(5,017)	$(22)	$(42,350)
Other comprehensive income (loss)	17,027	3,322	28	20,377
Tax effect	—	(1,390)	(10)	(1,400)
Comprehensive income (loss)	17,027	1,932	18	18,977
Balance at December 31, 2017	$(20,284)	$(3,085)	$(4)	$(23,373)

The changes in accumulated other comprehensive income (loss) during the year ended December 31, 2016, are as follows:

(Restated)	Foreign Currency	Unrealized (Loss) Income on Intra-Entity Foreign Currency Transactions	Unrealized Holding Gains (Losses) on Available-for-Sale Securities	Total
Balance at December 31, 2015	$(33,197)	$(4,292)	$(25)	$(37,514)
Other comprehensive income (loss)	(4,114)	(789)	5	(4,898)
Tax effect	—	64	(2)	62
Total comprehensive income (loss)	(4,114)	(725)	3	(4,836)
Balance at December 31, 2016	$(37,311)	$(5,017)	$(22)	$(42,350)

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

The changes in accumulated other comprehensive income (loss) during the year ended December 31, 2015, are as follows:

(Restated)	Foreign Currency	Unrealized (Loss) Income on Intra-Entity Foreign Currency Transactions	Unrealized Holding Gains (Losses) on Available-for-Sale Securities	Total
Balance at December 31, 2014	$(15,492)	$(2,957)	$(5)	$(18,454)
Other comprehensive income (loss)	(17,705)	(2,722)	(30)	(20,457)
Tax effect	—	1,387	10	1,397
Total comprehensive income (loss)	(17,705)	(1,335)	(20)	(19,060)
Balance at December 31, 2015	$(33,197)	$(4,292)	$(25)	$(37,514)

13.    Capital Structure

As of December 31, 2017, the Company’s authorized capital stock was 110 million shares of stock with a par value of 0.0001, of which 100 million shares were designated as common stock and 10 million shares were designated as preferred stock.

Common Stock

Each holder of common stock is entitled to vote on all matters and is entitled to one vote for each share held. Dividends on common stock will be paid when, and if, declared by the Company’s Board of Directors. No dividends have ever been declared or paid by the Company.

Treasury Stock

On February 4, 2016, the Company announced that the Board of Directors approved a share repurchase program under which the Company may repurchase up to $100.0 million of its outstanding common stock for 12 to 18 months following the announcement. In 2016, the Company repurchased approximately 1.3 million shares of the Company’s common stock under this program for an aggregate repurchase price of $40.0 million. There were no repurchases in 2017.

Preferred Stock

There are no shares of preferred stock outstanding as of December 31, 2017 or 2016. The Board of Directors is authorized to issue preferred shares and has the discretion to determine the rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences of preferred stock. Please see the subsequent event below regarding shares of preferred stock in 2018.

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

Share Purchase Agreement

As of October 16, 2017, investment funds affiliated with Siris owned 5,994,667 shares (the “Existing Siris Shares”) of Synchronoss’ common stock, par value $0.0001 per share (the “Common Stock”) as of such date .

On October 17, 2017, the Company announced the entry into definitive agreements for the sale of Intralinks and the right to purchase a newly created series of preferred stock of Synchronoss to affiliates of Siris.

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Subject to the terms and conditions set forth in the PIPE Purchase Agreement, between Synchronoss and Silver, Synchronoss agreed to issue an option to sell to Silver 185,000 shares of Series A Preferred Stock in the Preferred Transaction.  Prior to or contemporaneously with the consummation of the Preferred Transaction, Synchronoss agreed to file the Series A Certificate and enter into the Investor Rights Agreement with Silver setting forth certain registration, governance and preemptive rights of Silver with respect to Synchronoss discussed below.

Subsequent Event - Shares of Preferred Stock

In accordance with the terms of the PIPE Purchase Agreement with Silver, on February 15, 2018 the Company exercised its option to complete the Preferred Transaction. In connection with the issuance of the Series A Preferred Stock, the Company (i) filed the Series A Certificate and (ii) entered into the Investor Rights Agreement. Pursuant to the PIPE Purchase Agreement, at the closing, the Company paid to Siris $5.0 million as a reimbursement of Silver’s reasonable costs and expenses incurred in connection with the Preferred Transaction.

Certificate of Designation of the Series A Preferred Stock

The rights, preferences, privileges, qualifications, restrictions and limitations of the shares of Series A Preferred Stock are set forth in the Series A Certificate. Under the Series A Certificate, the holders of the Series A Preferred Stock are entitled to receive, on each share of Series A Preferred Stock on a quarterly basis, an amount equal to the dividend rate of 14.5% divided by four and multiplied by the then-applicable Liquidation Preference (as defined in the Series A Certificate) per share of Series A Preferred Stock (collectively, the “Preferred Dividends”). The Preferred Dividends are due on January 1, April 1, July 1 and October 1 of each year (each, a “Series A Dividend Payment Date”). The Company may choose to pay the Preferred Dividends in cash or in additional shares of Series A Preferred Stock. In the event the Company does not declare and pay a dividend in-kind or in cash on any Series A Dividend Payment Date, the unpaid amount of the Preferred Dividend will be added to the Liquidation Preference. In addition, the Series A Preferred Stock participates in dividends declared and paid on shares of the Company’s common stock.

Each share of Series A Preferred Stock is convertible, at the option of the holder, into the number of shares of common stock equal to the “Conversion Price” (as that term is defined in the Series A Certificate) multiplied by the then applicable “Conversion Rate” (as that term is defined in the Series A Certificate). Each share of Series A Preferred Stock is initially convertible into 55.5556 shares of common stock, representing an initial “conversion price” of approximately $18.00 per share of common stock. The Conversion Rate is subject to equitable proportionate adjustment in the event of stock splits, recapitalizations and other events set forth in the Series A Certificate.

On and after the fifth anniversary of February 15, 2018, holders of shares of Series A Preferred Stock have the right to cause the Company to redeem each share of Series A Preferred Stock for cash in an amount equal to the sum of the current liquidation preference and any accrued dividends. Each share of Series A Preferred Stock is also redeemable at the option of the holder upon the occurrence of a “Fundamental Change” (as that term is defined in the Series A Certificate) at a specified premium. In addition, the Company is also permitted to redeem all outstanding shares of the Series A Preferred Stock at any time (i) within the first 30 months of the date of issuance for the sum of the then-applicable Liquidation Preference, accrued but unpaid dividends and a make whole amount and (ii) following the 30-month anniversary of the date of issuance for the sum of the then-applicable Liquidation Preference and the accrued but unpaid dividends.

The holders of a majority of the Series A Preferred Stock, voting separately as a class, are entitled at each of the Company’s annual meetings of stockholders or at any special meeting called for the purpose of electing directors (or by written consent signed by the holders of a majority of the then-outstanding shares of Series A Preferred Stock in lieu of such a meeting): (i) to nominate and elect two members of the Company’s Board of Directors for so long as the Preferred Percentage (as defined in the Series A Certificate) is equal to or greater than 10%; and (ii) to nominate and elect one member of the Company’s Board of Directors for so long as the Preferred Percentage is equal to or greater than 5% but less than 10%.

For so long as the holders of shares of Series A Preferred Stock have the right to nominate at least one director, the Company is required to obtain the prior approval of Silver prior to taking certain actions, including: (i) certain dividends, repayments and redemptions; (ii) any amendment to the Company’s certificate of incorporation that adversely effects the rights, preferences, privileges or voting powers of the Series A Preferred Stock; (iii) issuances of stock ranking senior or equivalent to shares of Series A Preferred Stock (including additional shares of Series A Preferred Stock) in the priority of payment of dividends or in the distribution of assets upon any liquidation, dissolution or winding up of us; (iv) changes in the size of the Company’s Board of Directors; (v) any amendment, alteration, modification or repeal of the charter of the Company’s Nominating and Corporate

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Governance Committee of the Board of Directors and related documents; and (vi) any change in the Company’s principal business or the entry into any line of business outside of the Company’s existing lines of businesses. In addition, in the event that the Company is in EBITDA Non-Compliance (as defined in the Series A Certificate) or the undertaking of certain actions would result in the Company exceeding a specified pro forma leverage ratio, then the prior approval of Silver would be required to incur indebtedness (or alter any debt document) in excess of $10.0 million, enter or consummate any transaction where the fair market value exceeds $5.0 million individually or $10.0 million in the aggregate in a fiscal year or authorize or commit to capital expenditures in excess of $25.0 million in a fiscal year.

Each holder of Series A Preferred Stock has one vote per share on any matter on which holders of Series A Preferred Stock are entitled to vote separately as a class, whether at a meeting or by written consent. The holders of Series A Preferred Stock are permitted to take any action or consent to any action with respect to such rights without a meeting by delivering a consent in writing or electronic transmission of the holders of the Series A Preferred Stock entitled to cast not less than the minimum number of votes that would be necessary to authorize, take or consent to such action at a meeting of stockholders. In addition to any vote (or action taken by written consent) of the holders of the shares of Series A Preferred Stock as a separate class provided for in the Series A Certificate or by the General Corporation Law of the State of Delaware, the holders of shares of the Series A Preferred Stock are entitled to vote with the holders of shares of common stock (and any other class or series that may similarly be entitled to vote on an as-converted basis with the holders of common stock) on all matters submitted to a vote or to the consent of the stockholders of the Company (including the election of directors) as one class.

Under the Series A Certificate, if Silver and certain of its affiliates have elected to effect a conversion of some or all of their shares of Series A Preferred Stock and if the sum, without duplication, of (i) the aggregate number of shares of the Company’s common stock issued to such holders upon such conversion and any shares of the Company’s common stock previously issued to such holders upon conversion of Series A Preferred Stock and then held by such holders, plus (ii) the number of shares of the Company’s common stock underlying shares of Series A Preferred Stock that would be held at such time by such holders (after giving effect to such conversion), would exceed the 19.9% of the issued and outstanding shares of the Company’s voting stock on an as converted basis (the “Conversion Cap”), then such holders would only be entitled to convert such number of shares as would result in the sum of clauses (i) and (ii) (after giving effect to such conversion) being equal to the Conversion Cap (after giving effect to any such limitation on conversion). Any shares of Series A Preferred Stock which a holder has elected to convert but which, by reason of the previous sentence, are not so converted, will be treated as if the holder had not made such election to convert and such shares of Series A Preferred Stock will remain outstanding. Also, under the Series A Certificate, if the sum, without duplication, of (i) the aggregate voting power of the shares previously issued to Silver and certain of its affiliates held by such holders at the record date, plus (ii) the aggregate voting power of the shares of Series A Preferred Stock held by such holders as of such record date, would exceed 19.99% of the total voting power of the Company’s outstanding voting stock at such record date, then, with respect to such shares, Silver and certain of its affiliates are only entitled to cast a number of votes equal to 19.99% of such total voting power. The limitation on conversion and voting ceases to apply upon receipt of the requisite approval of holders of the Company’s common stock under the applicable listing standards.

Form of Investor Rights Agreement

Concurrently with the closing of the Preferred Transaction, Synchronoss and Silver entered into an Investor Rights Agreement.  Under the terms of the Investor Rights Agreement, Silver and Synchronoss have agreed that, effective as of the closing of the Preferred Transaction, the Board of Directors of Synchronoss will consist of ten members.  From and after the closing of the Preferred Transaction, so long as the holders of Series A Preferred Stock have the right to nominate a member to the Board of Directors pursuant to the Series A Certificate, the Board of Directors of Synchronoss will consist of (i) two directors nominated and elected by the holders of shares of Series A Preferred Stock; (ii) four directors who meet the independence criteria set forth in the applicable listing standards (each of whom will be initially agreed upon by Synchronoss and Silver); and (iii) four other directors, two of whom shall satisfy the independence criteria of the applicable listing standards and, as of the closing of the Preferred Transaction, one of whom shall be the individual then serving as chief executive officer of Synchronoss and one of whom shall be the current chairman of the Board of Directors of Synchronoss as of the date of execution of the Investors Rights Agreement.  Following the closing of the Preferred Transaction, so long as the holders of Series A Preferred Stock have the right to nominate at least one director to the Board of Directors of Synchronoss pursuant to the Series A Certificate, Silver will have the right to designate two members of the Nominating and Corporate Governance Committee of the Board of Directors.

Pursuant to the terms of the Investor Rights Agreement, neither Silver nor its affiliates may transfer any shares of Series A Preferred Stock subject to certain exceptions (including transfers to affiliates that agree to be bound by the terms of the Investor Rights Agreement).

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

For so long as Silver has the right to appoint a director to the Board of Directors of Synchronoss, without the prior approval by a majority of directors voting who are not appointed by the holders of shares of Series A Preferred Stock, neither Silver nor its affiliates will directly or indirectly purchase or acquire any debt or equity securities of Synchronoss (including equity-linked derivative securities) if such purchase or acquisition would result in Silver’s Standstill Percentage (as defined in the Investor Rights Agreement) being in excess of 30%.  However, the foregoing standstill restrictions would not prohibit the purchase of shares pursuant to the PIPE Purchase Agreement or the receipt of shares of Series A Preferred Stock issued as Preferred Dividends pursuant to the Series A Certificate, shares of Common Stock received upon conversion of shares of Series A Preferred Stock or receipt of any shares of Series A Preferred Stock, Common Stock or other securities of the Company otherwise paid as dividends or as an increase of the Liquidation Preference (as defined in the Series A Certificate) or distributions thereon.  Silver will also have preemptive rights with respect to issuances of securities of Synchronoss in order to maintain its ownership percentage.

Under the terms of the Investor Rights Agreement, Silver will be entitled to (i) three demand registrations, with no more than two demand registrations in any single calendar year and provided that each demand registration must include at least 10% of the shares of Common Stock held by Silver, including shares of Common Stock issuable upon conversion of shares of Series A Preferred Stock and (ii) unlimited piggyback registration rights with respect to primary issuances and all other issuances.

Subsequent Events - Common Stock

On May 11, 2018, the Company received a notification letter from the Nasdaq indicating that trading in the Company’s common stock was suspended effective at the open of business on May 14, 2018. The Nasdaq Hearings Panel (the “Panel”) also determined to delist the Company’s shares from Nasdaq after applicable appeal periods have lapsed. The Company has appealed the decision to the Nasdaq Listing and Hearing Review Council. During the appeal process, the Company’s stock remains listed however trading in the Company’s common stock on Nasdaq remains suspended. While the Company’s common stock is suspended from trading on Nasdaq, the Company’s shares are currently quoted on the OTC Markets under the trading symbol SNCR.

14.    Stock Plans

In March 2015, the Company adopted the 2015 Equity Incentive Plan (the “2015 Plan”). The 2015 Plan replaces the Company’s prior 2000 Equity Incentive Plan (the “2000 Plan”) and the 2006 Equity Incentive Plan (the “2006 Plan”) (collectively, the “Plans”). Beginning March 2015, all awards were granted under the 2015 Plan. In addition, any awards that were previously granted under any prior Plans that terminate without issuance of shares, shall be eligible for issuance under the 2015 Plan.

Under the 2015 Plan, the Company may grant to its employees, outside directors and consultants awards in the form of non-qualified stock options, shares of restricted stock, stock units, or stock appreciation rights and performance shares. The Company’s Board of Directors administers the Plan and is responsible for determining the individuals to be granted options or shares, the number of options or shares each individual will receive, the price per share and the exercise period of each option. As of December 31, 2017, there were 2.0 million shares available for grant or award under the Company’s 2015 Plan.

During 2017, the Company’s Board of Directors approved the issuance of market-based restricted stock to certain executives which are eligible to vest if the volume-weighted average closing price over 20 consecutive trading days equals or exceeds certain stock prices during the specific performance period from July 2017 to July 2019. The Company utilized the Monte Carlo simulation to estimate the fair value of the restricted stock on its grant date.

In connection with the appointment a new Chief Executive Officer in November 2017, the Company entered into an employment agreement which provided for the grant of restricted stock awards, stock options and performance stock awards. These awards were approved by the Compensation Committee of Synchronoss’ Board of Directors and granted as an inducement equity award outside the 2015 Plan in accordance with the Nasdaq Listing Rule 5635(c)(4) (the “Inducement Rule”).

On December 15, 2017, the Compensation Committee adopted the 2017 New Hire Equity Incentive Plan (“2017 New Hire Plan”), which is intended to be exempt from the stockholder approval requirements under the “inducement grant exception” provided by the Inducement Rule.  The Committee authorized the issuance of up to 1.5 million Common Shares to new hires, with the purpose of promoting the long-term success of the Company and the creation of stockholder value by (a) providing for the attraction and retention of new employees with exceptional qualifications, (b) encouraging new employees to focus on critical long-range objectives, and (c) linking new employees directly to stockholder interests through increased stock ownership.  As required by the Inducement Rule, the Company issues a press release promptly upon issuing shares to new employees pursuant

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

to the 2017 New Hire Plan.  As of December 31, 2017, all of the 1.5 million shares of common stock available for issuance under the 2017 New Hire Plan.

Stock-Based Compensation

The following table summarizes stock-based compensation expense related to all of the Company’s stock awards included in operating expense categories as follows:

	December 31,
	2017	2016	2015
		(Restated)	(Restated)
Cost of revenues	$4,602	$7,310	$6,922
Research and development	6,030	8,891	7,461
Selling, general and administrative	11,863	17,977	17,021
Total stock-based compensation	$22,495	$34,178	$31,404

The following table summarizes stock-based compensation expense:

	December 31,
	2017	2016	2015
		(Restated)	(Restated)
Stock options	$6,311	$7,778	$8,495
Restricted stock awards	15,802	25,583	22,285
ESPP Plan	382	817	624
Total stock-based compensation before taxes	$22,495	$34,178	$31,404
Tax benefit	$3,921	$11,108	$10,130

The total stock-based compensation cost related to unvested equity awards as of December 31, 2017 was approximately $54.2 million. The expense is expected to be recognized over a weighted-average period of approximately 2.50 years.

As part of the work force reduction driven by corporate restructuring initiated in 2016, the Company terminated certain employees in 2017 and accelerated the vesting of certain unvested restricted stock awards and stock options for these employees. The Company accounted for the acceleration of these awards as a result of the restructuring termination as a Type III modification under ASC Topic 718 and recorded a one-time expense of $1.1 million.

In July 2017, the Company modified the terms of performance-based restricted stock awards granted to certain employees in 2015 and 2016 to modify the performance period as the performance targets for 2017 established previously were not considered probable due to the changes in the business driven by significant acquisitions and divestitures by the Company. The modification of the performance-based shares was considered a Type III modification under ASC Topic 718, and as a result, the Company reversed all previously recorded expense for these awards and recorded the new compensation expense over the new requisite service period as a result of the modification. The total incremental compensation expense resulting from these modifications was $2.0 million.

Replacement Awards

On January 19, 2017, certain equity awards granted under the Intralinks Holdings, Inc. 2010 Equity Incentive Plan and the Intralinks Holdings, Inc. 2007 Stock Option and Grant Plan (together, the “Intralinks Plans”) were assumed by the Company’s 2015 Equity Incentive Plan (the “2015 Plan”). The assumed awards are subject to the vesting and service conditions of the 2015 Plan. Subsequently, these were accelerated as part of the Intralinks Transaction.

Among the equity awards assumed were restricted stock units subject to market-based performance targets in order for them to vest. Vesting is subject to continued service requirements through the vesting date. The grant date fair value for such unvested restricted stock units was estimated using a Monte Carlo simulation that incorporates option-pricing inputs covering the period from the grant date through the end of the performance period. Stock-based compensation expense for such unvested restricted

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

stock units is recognized on a straight-line basis over the vesting period, regardless of whether the market condition is satisfied. All of these awards were canceled during 2017 pursuant to termination of related employees.

Stock Options

Options that were granted under the Company’s 2000, 2006 and 2015 Plans generally vest 25% on the first-year anniversary of the date of grant plus an additional 1/48th for each month of continuous service thereafter.

Options that were granted under the Company’s 2010 Plan generally vest 50% on the second-year anniversary and an additional 1/48th for each month of continuous service thereafter.

Incentive options that were granted under the 2000 and 2006 Plans generally vest 25% on the first-year anniversary on the date of grant and an additional 1/48th for each month of continuous service thereafter.

The weighted-average assumptions used in the Black-Scholes option pricing model are as follows:

	December 31,
	2017	2016	2015
Expected stock price volatility	57.0%	45.0%	47.0%
Risk-free interest rate	1.8%	1.2%	1.3%
Expected life of options (in years)	4.08	4.00	4.00
Expected dividend yield	—%	—%	—%
Weighted-average fair value (grant date) of the options	$6.30	$11.13	$15.88

The following table summarizes information about stock options outstanding:

Options	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2016 (restated)	2,306	$32.43
Options Granted	2,891	$15.09
Options Exercised	(104)	$11.34
Options Cancelled	(1,143)	$12.93
Outstanding at December 31, 2017	3,950	$21.54	5.34	$—
Vested and exercisable at December 31, 2017	1,185	$32.35	3.26	$—

The below table summarizes additional information related to stock options:

	December 31,
	2017	2016	2015
Total intrinsic value for stock options exercised	$1,007	$8,953	$18,369

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

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

A summary of the Company’s unvested restricted stock at December 31, 2017, and changes during the year ended December 31, 2017, is presented below:

Non-Vested Restricted Stock	Number of Awards	Weighted- Average Grant Date Fair Value
Non-vested at December 31, 2016 (restated)	1,645	$36.27
Granted	3,426	22.75
Vested	(946)	32.16
Forfeited	(2,061)	22.21
Non-vested at December 31, 2017	2,064	$22.75

Restricted stock awards are granted subject to other service conditions or service and performance conditions (“Performance-Based Awards”). Restricted stock and performance-based awards are measured at the closing stock price at the date of grant and are recognized straight line over the requisite service period. During 2017, the Company issued 43,413 shares of restricted stock related to the 2016 performance share objectives. In 2017, the Company issued 304,300 market awards.

Employee Stock Purchase Plan

On February 1, 2012, the Company established a 10 years Employee Stock Purchase Plan (“ESPP” or “the ESPP Plan”) for certain eligible employees. The ESPP Plan is to be administered by the Company’s Board of Directors. The total number of shares available for purchase under the ESPP Plan is 0.5 million shares of the Company’s common stock. Employees participate over a six-month period through payroll withholdings and may purchase, at the end of the six-month period, the Company’s common stock at the lower of 85% of the fair market value on the first day of the offering period or the fair market value on the purchase date. No participant will be granted a right to purchase common stock under the ESPP Plan if such participant would own more than 5% of the total combined voting power of the Company. In addition, no participant may purchase more than a thousand shares of common stock within any purchase period or with a value greater than $25 thousand in any calendar year. The plan was indefinitely suspended on July 27, 2017.

15.    401(k) Plan

The Company has a 401(k) plan (the “401(k) Plan”) covering all eligible employees. The 401(k) Plan allows for a discretionary employer match. The Company incurred and expensed $2.9 million, $2.7 million, and $2.1 million for the years ended December 31, 2017, 2016 and 2015, respectively, in 401(k) Plan match contributions.

16.    Restructuring Charges

In March 2016 and December 2016, the Company initiated a work-force reduction as part of a corporate restructuring, with reductions occurring across all levels and departments within the Company, primarily in an effort to reduce costs subsequent to an acquisition or divestiture. These measures were intended to reduce costs and to align the Company’s resources with its key strategic priorities. The Company authorized additional work force reduction initiatives throughout 2017. As of December 31, 2017, there were $0.5 million of accrued restructuring charges on the Consolidated Balance Sheets. A summary of the Company’s restructuring accrual at December 31, 2017, 2016, 2015 and changes during those years is presented below:

	Balance at December 31, 2016	Charges	Payments	Other Adjustments[1]	Balance at December 31, 2017
Employment termination costs	$1,181	$10,739	$(11,404)	$(42)	$474
Facilities consolidation	40	—	(16)	—	24
Total	$1,221	$10,739	$(11,420)	$(42)	$498

Balance at December 31, 2015	Charges	Payments	Other Adjustments	Balance at December 31, 2016

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Employment termination costs	$—	$6,333	$(5,152)	—	$1,181
Facilities consolidation	54	—	(14)	—	40
Total	$54	$6,333	$(5,166)	$—	$1,221

	Balance at December 31, 2014	Charges	Payments	Other Adjustments	Balance at December 31, 2015
Employment termination costs	$—	$4,883	$(4,883)	$—	$—
Facilities consolidation	—	63	(9)	—	54
Total	$—	$4,946	$(4,892)	$—	$54
__________________________________________________________________________

[1]	Includes non-cash adjustments.

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

17.    Income Taxes

The components of income or (loss) from continuing operations before income taxes are as follows:

	Year ended December 31,
	2017	2016	2015
		(Restated)	(Restated)
Domestic	$(210,214)	$(116,730)	$(22,237)
Foreign	(18,873)	(10,359)	(17,933)
Total	$(229,087)	$(127,089)	$(40,170)

The components of income tax (expense) benefit from continuing operations are as follows:

	Year ended December 31,
	2017	2016	2015
		(Restated)	(Restated)
Current:
Federal	$600	$4,695	$1,866
State	—	2,098	299
Foreign	(4,817)	(2,743)	(1,847)
Deferred:
Federal	40,634	26,074	2,473
State	1,340	1,301	103
Foreign	(2,894)	1,795	(506)
Income tax benefit	$34,863	$33,220	$2,388

Reconciliations of the statutory tax rates and the effective tax rates from continuing operations for the years ended December 31, 2017, 2016 and 2015 are as follows:

	Year ended December 31,
	2017	2016	2015
		(Restated)	(Restated)
Statutory rate	35%	35%	35%
State taxes, net of federal benefit	1%	3%	1%
Effect of rates different than statutory	(2)%	(2)%	(10)%
Minority interest	(1)%	(4)%	(1)%
Non-deductible stock based compensation	(2)%	—%	—%
Other permanent adjustments	(2)%	(1)%	(6)%
Research and development credit	—%	2%	5%
Change in valuation allowance	(7)%	(3)%	(10)%
Other	(2)%	(1)%	(3)%
Tax Reform Rate Reduction	(3)%	—%	—%
Acquisitions and restructuring related taxes	(2)%	(3)%	(5)%
Net	15%	26%	6%

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2017	2016
		(Restated)
Deferred tax assets:
Accrued liabilities	$259	$22
Deferred revenue	18,721	52,102
Bad debts reserve	1,103	556
Deferred compensation	5,635	12,431
Federal net operating loss carry forwards	15,324	18,993
State net operating loss carry forwards	4,940	1,737
Foreign net operating loss carry forwards	10,212	13,243
Deferred rent	474	636
Capital loss carry forward	1,541	229
Transaction costs	—	2,038
Other	2,947	2,155
Total deferred tax assets	$61,156	$104,142
Deferred tax liabilities:
Intangible assets	$(12,491)	$(16,014)
Basis difference	(6,612)	(12,859)
Installment sale	(8,909)	(23,177)
Depreciation and amortization	(14,356)	(28,134)
Total deferred tax liabilities	(42,368)	(80,184)
Less: valuation allowance	(32,523)	(14,180)
Net deferred income tax (liabilities) assets	$(13,735)	$9,778

As of December 31, 2017, the Company has federal and state income tax net operating loss (“NOL”) carryforwards of $72.7 million and $77.8 million, respectively, which will expire at various dates from 2018 through 2037. The Company also has foreign NOL carryforwards in various jurisdictions of $85.6 million that have various carryforward periods. Such NOL carryforwards expire as follows:

2018-2022	$13,700
2023-2027	12,669
2028-2037	127,163
Indefinite	82,612
$236,144

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

The Company is subject to taxation in the United States and various states and foreign jurisdictions. As of December 31, 2017, the Company’s tax years for 2014, 2015 and 2016 are subject to examination by the tax authorities. With few exceptions, as of December 31, 2017, the Company is no longer subject to U.S. federal, state, local, or foreign examinations by tax authorities for years before 2013.

The Company is currently under income tax examinations in New Jersey for the tax years 2012 through 2014. The Company does not believe that the results of this audit will have a material effect on its financial position or results of operations. In addition, the Company closed the Federal tax examination for the tax years 2013 and 2014 and the New York examination for the tax years 2012 to 2014 with no change.

The TCJA included a transition tax based on undistributed, untaxed foreign earnings analyzed in aggregate. The provisional analysis performed by the Company resulted in an overall untaxed deficit and no transition tax. In addition, no income taxes have been provided for any remaining undistributed foreign earnings not subject to the transition tax, or any additional outside basis difference inherent in these entities, as these amounts continue to be indefinitely reinvested in foreign operations. Should the Company decide to repatriate the foreign earnings, it would need to adjust its income tax provision in the period it determined that the earnings will no longer be indefinitely invested outside the United States. Due to the timing and circumstances of repatriation of such earnings, if any, it is not practicable to determine the unrecognized deferred tax liability relating to such amounts.

A reconciliation of the amounts of unrecognized tax benefits excluding interest, as restated, are as follows:

Unrecognized tax benefit at December 31, 2014	$3,916
Increase for tax positions taken during prior year	54
Reduction due to lapse of applicable statute of limitations	(68)
Increases for tax positions of current period	376
Unrecognized tax benefit at December 31, 2015	4,278
Decreases for tax positions taken during prior year	(35)
Reduction due to lapse of applicable statute of limitations	(57)
Increases for tax positions of current period	399
Unrecognized tax benefit at December 31, 2016	4,585
Increase for tax positions taken during prior year	1,823
Increases related to acquired entities	13,278
Reduction due to lapse of applicable statute of limitations	(1,512)
Decreases related to divested entities	(13,645)
Increases for tax positions of current period	1,946
Unrecognized tax benefit at December 31, 2017	$6,475

Included in the balance of unrecognized tax benefits as of the years ended December 31, 2017, 2016 and 2015, are $7.1 million,$4.8 million and $4.4 million, respectively, of tax benefits that, if recognized, would affect the effective tax rate.

The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in interest expense. The liability for unrecognized tax benefits excludes accrued interest of $0.6 million, $0.2 million and $0.1 million, for the years ended December 31, 2017, 2016 and 2015, respectively. The Company believes that it is reasonably possible that approximately $2.8 million of its currently unrecognized tax benefits related to transfer pricing reserve and research and development credits, which are individually insignificant, may be recognized by the end of 2018 as a result of a lapse of the statute of limitations.

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

18.    Earnings Per Share

The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net income attributable to common stockholders per common share from continued and discontinued operations:

	Year ended December 31,
	2017	2016	2015
		Restated	Restated
Numerator - Basic:
Net loss from continuing operations	$(194,224)	$(93,869)	$(37,782)
Net (loss) income attributable to noncontrolling interests	(9,291)	(15,203)	(628)
Net (loss) income from continuing operations attributable to Synchronoss	(184,933)	(78,666)	(37,154)

Net income from discontinued operations, net of taxes	75,495	90,560	40,267
Net (loss) income attributable to Synchronoss	$(109,438)	$11,894	$3,113

Numerator - Diluted:
Net (loss) income from continuing operations attributable to Synchronoss	$(184,933)	$(78,666)	$(37,154)
Income effect for interest on convertible debt, net of tax	—	—	—
Net (loss) income from continuing operations adjusted for the convertible debt	(184,933)	(78,666)	(37,154)

Net income from discontinued operations, net of taxes	75,495	90,560	40,267
Net income attributable to Synchronoss, adjusted for the convertible debt	$(109,438)	$11,894	$3,113

Denominator:
Weighted average common shares outstanding — basic	44,669	43,551	42,284
Dilutive effect of:
Shares from assumed conversion of convertible debt (1)	—	—	—
Options and unvested restricted shares	—	—	—
Weighted average common shares outstanding — diluted	44,669	43,551	42,284

Basic EPS
Continuing operations	$(4.14)	$(1.81)	$(0.88)
Discontinued operations	1.69	2.08	0.95
	$(2.45)	$0.27	$0.07
Diluted EPS
Continuing operations	$(4.14)	$(1.81)	$(0.88)
Discontinued operations	1.69	2.08	0.95
	$(2.45)	$0.27	$0.07

Anti-dilutive stock options excluded:	$2,648	$1,310	$556
__________________________________________________________
1 The calculation for each period does not include the effect of assumed conversion of convertible debt of 4,325,646 shares, which is based on 18.8072 shares per $1,000 principal amount of the 2019 Notes, because the effect would have been anti-dilutive.

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

19. Summary of Quarterly Results of Operations (Unaudited)

Quarterly results of operations for the year ended December 31, 2017 were as follows:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
2017	(In thousands, except per share data)
Net revenues	$86,097	$118,990	$91,015	$106,259
Gross profit(1)	40,042	71,235	45,439	64,192
Loss from continuing operations	(51,347)	(8,894)	(36,139)	(33,222)
Net (loss) income	(61,586)	(33,618)	(35,461)	11,936
Net (loss) income attributable to Synchronoss (2)	(58,697)	(30,803)	(34,185)	14,247

Basic:
Continuing operations (3)	$(0.96)	$(0.44)	$(0.97)	$(1.76)
Discontinued operations (3)	(0.36)	(0.25)	0.21	2.07
	$(1.32)	$(0.69)	$(0.76)	$0.31
Diluted:
Continuing operations (3)	$(0.96)	$(0.44)	$(0.97)	$(1.76)
Discontinued operations (3)	(0.36)	(0.25)	0.21	2.07
	$(1.32)	$(0.69)	$(0.76)	$0.31

The following tables includes unaudited financial data for the fiscal year quarters in 2016 and 2015, which have been adjusted for discontinued operations:

	Quarter Ended
(Restated)	March 31,	June 30,	September 30,	December 31,
2016	(In thousands, except per share data)
Net revenues	$78,246	$121,101	$119,936	$107,011
Gross profit(1)	32,095	72,921	70,798	55,796
Loss from continuing operations	(45,343)	(13,348)	(12,226)	(51,687)
Net (loss) income	(32,336)	4,692	(6,014)	30,349
Net (loss) income attributable to Synchronoss (2)	(29,329)	7,832	(2,667)	36,058

Basic:
Continuing operations (3)	$(0.66)	$(0.25)	$(0.03)	$(0.86)
Discontinued operations (3)	(0.03)	0.44	0.09	1.57
	$(0.69)	$0.19	$0.06	$0.71
Diluted:
Continuing operations (3)	$(0.66)	$(0.25)	$(0.03)	$(0.86)
Discontinued operations (3)	(0.03)	0.44	0.09	1.57
	$(0.69)	$0.19	$0.06	$0.71

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

	Quarter Ended
(Restated)	March 31,	June 30,	September 30,	December 31,
2015	(In thousands, except per share data)
Net revenues	$109,641	$87,710	$88,747	$86,463
Gross profit(1)	76,739	51,765	48,482	40,765
Net income (loss) from continuing operations	18,267	(7,328)	(15,955)	(32,097)
Net income (loss)	19,738	7,409	(8,858)	(15,804)
Net income (loss) attributable to Synchronoss (2)	19,738	7,409	(8,858)	(15,176)

Basic:
Continuing operations (3)	$0.33	$(0.39)	$(0.24)	$(0.57)
Discontinued operations (3)	0.15	0.56	0.03	0.22
	$0.48	$0.17	$(0.21)	$(0.35)
Diluted:
Continuing operations (3)	$0.30	$(0.39)	$(0.24)	$(0.57)
Discontinued operations (3)	0.13	0.56	0.03	0.22
	$0.43	$0.17	$(0.21)	$(0.35)
__________________________________________________________

(1)	Gross profit is defined as net revenues less cost of services and excludes depreciation and amortization expense.

(2)
Net loss for the quarter ended March 31, 2016 included a $0.7 million income tax expense adjustment related to the elimination of the additional paid-in-capital (“APIC”) Pool as a result of the adoption of ASU 2016-09.

(3)
Per common share amounts for the quarters and full year have been calculated separately. Accordingly, quarterly amounts do not add to the annual amount because of differences in the number of weighted-average common shares outstanding during each period which results principally from the effect of issuing shares of the Company’s common stock and options throughout the year.

As discussed in the “Explanatory Note Regarding Restatement” in Part I, Item 1 of this this Annual Report on Form 10-K (“Form 10-K”) , this footnote discloses the nature of the restatement matters and adjustments and shows the impact of the restatement matters on revenues, expenses, income, assets, liabilities, equity, and the cumulative effects of these adjustments on the Consolidated Statement of Operations and Consolidated Balance Sheets for 2016 and 2015. In addition, this footnote shows the effects of the adjustment to opening retained earnings as of January 1, 2015, which adjustment reflects the impact of the restatement on periods prior to 2015.

Quarterly Financial Information (Unaudited) - Balance Sheets

The net effect of the restatement on the Company’s previously reported consolidated financial statements, as of the quarters ended March 31, June 30 and September 30, 2016 and 2015 (unaudited), are included in this Note 19 - Summary of Quarterly Results of Operations (Unaudited). Form 10-Q’s for the quarters ended March 31, 2017, June 30, 2017, and September 30, 2017 will be filed with the SEC concurrently with this Form 10-K.

The following table presents the Consolidated Balance Sheet (unaudited) as previously reported, restatement adjustments and the Consolidated Balance Sheet (unaudited) as adjusted at September 30, 2016:

(Unaudited)		Adjustments
	As Previously Reported**	Revenue - Hosting	Revenue - Evidence of Arrangement and Other Revenue	Acquisitions & Divestiture	Capitalized Software and Other	Income Taxes	As Adjusted
ASSETS
Current assets:
Cash and cash equivalents	$123,319	$—	$—	$—	$(12,975)	$—	$110,344
Restricted cash	—	—	—	—	12,975	—	12,975
Marketable securities	16,973	—	—	—	—	—	16,973
Accounts receivable, net	208,607	(155)	(60,711)	—	8,486	—	156,227
Prepaid expenses and other current assets	45,972	—	—	862	(143)	649	47,340
Assets of discontinued operations, current	10,970	—	—	—	(9,338)	—	1,632
Total current assets	405,841	(155)	(60,711)	862	(995)	649	345,491
Marketable securities	3,968	—	—	—	—	—	3,968
Property and equipment, net	168,083	—	—	—	3,465	—	171,548
Goodwill	275,914	—	—	(54,903)	16,490	(3,896)	233,605
Intangible assets, net	215,666	—	—	(20,941)	(8,560)	—	186,165
Deferred tax assets	1,904	—	—	—	—	40,296	42,200
Other assets	9,920	—	—	(1,315)	1,451	—	10,056
Assets of discontinued operations, non-current	43,433	—	—	—	(17,655)	—	25,778
Total Assets	$1,124,729	$(155)	$(60,711)	$(76,297)	$(5,804)	$37,049	$1,018,811
** Certain amounts reflected in this column have been adjusted for retrospective application of discontinued operations.

		Adjustments
	As Previously Reported (Adjusted)	Revenue - Hosting	Revenue - Evidence of Arrangement and Other Revenue	Acquisitions & Divestiture	Capitalized Software and Other	Income Taxes	As Adjusted
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$28,724	$—	$—	$—	$—	$—	$28,724
Accrued expenses	54,066	—	5,229	441	300	(1,505)	58,531
Deferred revenues	26,106	22,288	1,628	(4,345)	2	—	45,679
Contingent consideration obligation	8,229	—	—	(4,824)	—	—	3,405
Short-term debt	38,000	—	—	—	—	—	38,000
Total current liabilities	155,125	22,288	6,857	(8,728)	302	(1,505)	174,339
Lease financing obligation - long term	13,082	—	—	43	—	—	13,125
Convertible debt	225,938	—	—	—	—	—	225,938
Deferred tax liability	26,397	—	—	—	—	(16,380)	10,017
Deferred revenues	—	41,934	17,274	—	—	—	59,208
Other liabilities	20,399	—	(16,691)	—	1,569	2,731	8,008
Commitments and contingencies
Redeemable noncontrolling interests	52,616	—	—	(28,898)	1,562	—	25,280
Stockholder's equity
Common stock	3	—	—	—	—	—	3
Treasury stock	(95,183)	—	—	—	(1,584)	—	(96,767)
Additional paid-in capital	561,992	—	—	(7,667)	(9,542)	—	544,783
Accumulated other comprehensive loss	(31,788)	—	639	—	295	107	(30,747)
Retained earnings	196,148	(64,377)	(68,790)	(31,047)	1,594	52,096	85,624
Total stockholders' equity	631,172	(64,377)	(68,151)	(38,714)	(9,237)	52,203	502,896
Total liabilities & stockholders' equity	$1,124,729	$(155)	$(60,711)	$(76,297)	$(5,804)	$37,049	$1,018,811

The following table presents the Consolidated Balance Sheet (unaudited) as previously reported, restatement adjustments and the Consolidated Balance Sheet (unaudited) as adjusted at June 30, 2016:

(Unaudited)		Adjustments
	As Previously Reported**	Revenue - Hosting	Revenue - Evidence of Arrangement and Other Revenue	Acquisitions & Divestiture	Capitalized Software and Other	Income Taxes	As Adjusted
ASSETS
Current assets:
Cash and cash equivalents	$111,028	$—	$—	$—	$(21,042)	$—	$89,986
Restricted cash	—	—	—	—	21,042	—	21,042
Marketable securities	62,274	—	—	—	—	—	62,274
Accounts receivable, net	154,061	(174)	(41,754)	—	8,110	—	120,243
Prepaid expenses and other current assets	47,677	—	—	724	(142)	649	48,908
Assets of discontinued operations, current	10,595	—	—	—	(8,963)	—	1,632
Total current assets	385,635	(174)	(41,754)	724	(995)	649	344,085
Marketable securities	13,949	—	—	—	—	—	13,949
Property and equipment, net	167,135	—	—	—	3,372	—	170,507
Goodwill	278,315	—	—	(54,901)	16,488	(3,896)	236,006
Intangible assets, net	222,045	—	—	(22,052)	(5,602)	—	194,391
Deferred tax assets	1,902	—	—	—	—	32,459	34,361
Other assets	10,050	—	—	(1,289)	1,610	—	10,371
Assets of discontinued operations, non-current	44,001	—	—	—	(17,815)	—	26,186
Total Assets	$1,123,032	$(174)	$(41,754)	$(77,518)	$(2,942)	$29,212	$1,029,856
** Certain amounts reflected in this column have been adjusted for retrospective application of discontinued operations.

		Adjustments
	As Previously Reported (Adjusted)	Revenue - Hosting	Revenue - Evidence of Arrangement and Other Revenue	Acquisitions & Divestiture	Capitalized Software and Other	Income Taxes	As Adjusted
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$35,150	$—	$—	$—	$—	$—	$35,150
Accrued expenses	52,534	—	16,005	285	300	(1,505)	67,619
Deferred revenues	28,009	15,494	1,890	(3,251)	2	—	42,144
Contingent consideration obligation	7,657	—	—	(2,903)	—	—	4,754
Short-term debt	47,000	—	—	—	—	—	47,000
Total current liabilities	170,350	15,494	17,895	(5,869)	302	(1,505)	196,667
Lease financing obligation - long term	13,623	—	—	45	—	—	13,668
Convertible debt	225,585	—	—	—	—	—	225,585
Deferred tax liability	29,716	—	—	—	—	(16,380)	13,336
Deferred revenues	—	42,266	19,241	—	—	—	61,507
Other liabilities	22,545	—	(18,585)	—	1,633	2,731	8,324
Commitments and contingencies
Redeemable noncontrolling interests	55,459	—	—	(28,982)	(1,197)	—	25,280
Stockholder's equity
Common stock	4	—	—	—	—	—	4
Treasury stock	(95,812)	—	—	—	(2,676)	—	(98,488)
Additional paid-in capital	547,970	—	—	(7,667)	(2,341)	—	537,962
Accumulated other comprehensive loss	(34,880)	—	670	—	295	107	(33,808)
Retained earnings	188,472	(57,934)	(60,975)	(35,045)	1,042	44,259	79,819
Total stockholders' equity	605,754	(57,934)	(60,305)	(42,712)	(3,680)	44,366	485,489
Total liabilities & stockholders' equity	$1,123,032	$(174)	$(41,754)	$(77,518)	$(2,942)	$29,212	$1,029,856

The following table presents the Consolidated Balance Sheet (unaudited) as previously reported, restatement adjustments and the Consolidated Balance Sheet (unaudited) as adjusted at March 31, 2016:

(Unaudited)		Adjustments
	As Previously Reported**	Revenue - Hosting	Revenue - Evidence of Arrangement and Other Revenue	Acquisitions & Divestiture	Capitalized Software and Other	Income Taxes	As Adjusted
ASSETS
Current assets:
Cash and cash equivalents	$113,084	$—	$—	$—	$(26,302)	$—	$86,782
Restricted cash	—	—	—	—	26,302	—	26,302
Marketable securities	63,713	—	—	—	—	—	63,713
Accounts receivable, net	150,790	(42)	(42,041)	—	7,659	—	116,366
Prepaid expenses and other current assets	53,236	—	—	420	(817)	649	53,488
Assets of discontinued operations, current	9,503	—	—	—	(8,415)	—	1,088
Total current assets	390,326	(42)	(42,041)	420	(1,573)	649	347,739
Marketable securities	17,934	—	—	—	—	—	17,934
Property and equipment, net	162,040	—	—	—	3,580	—	165,620
Goodwill	271,666	—	—	(55,637)	16,488	(3,896)	228,621
Intangible assets, net	230,986	—	—	(23,163)	(3,462)	—	204,361
Deferred tax assets	5,176	—	—	—	—	24,628	29,804
Other assets	10,867	—	—	(420)	1,768	—	12,215
Assets of discontinued operations, non-current	44,568	—	—	—	(17,974)	—	26,594
Total Assets	$1,133,563	$(42)	$(42,041)	$(78,800)	$(1,173)	$21,381	$1,032,888
** Certain amounts reflected in this column have been adjusted for retrospective application of discontinued operations.

		Adjustments
	As Previously Reported (Adjusted)	Revenue - Hosting	Revenue - Evidence of Arrangement and Other Revenue	Acquisitions & Divestiture	Capitalized Software and Other	Income Taxes	As Adjusted
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$33,171	$—	$—	$—	$—	$—	$33,171
Accrued expenses	48,695	—	29,763	(11)	299	(1,504)	77,242
Deferred revenues	32,113	8,860	1,378	(3,777)	75	—	38,649
Contingent consideration obligation	1,271	—	—	373	—	—	1,644
Short-term debt	50,000	—	—	—	—	—	50,000
Total current liabilities	165,250	8,860	31,141	(3,415)	374	(1,504)	200,706
Lease financing obligation - long term	14,047	—	—	47	—	—	14,094
Convertible debt	225,231	—	—	—	—	—	225,231
Deferred tax liability	23,096	—	—	—	—	(16,380)	6,716
Deferred revenues	—	36,039	6,646	—	—	—	42,685
Other liabilities	19,900	—	(4,114)	—	1,696	2,731	20,213
Commitments and contingencies
Redeemable noncontrolling interests	58,323	—	—	(29,066)	(3,977)	—	25,280
Stockholder's equity
Common stock	4	—	—	—	—	—	4
Treasury stock	(72,368)	—	—	—	(2,676)	—	(75,044)
Additional paid-in capital	535,945	—	—	(7,667)	3,641	—	531,919
Accumulated other comprehensive loss	(29,254)	—	562	—	294	107	(28,291)
Retained earnings	193,389	(44,941)	(76,276)	(38,699)	(525)	36,427	69,375
Total stockholders' equity	627,716	(44,941)	(75,714)	(46,366)	734	36,534	497,963
Total liabilities & stockholders' equity	$1,133,563	$(42)	$(42,041)	$(78,800)	$(1,173)	$21,381	$1,032,888

Quarterly Financial Information (Unaudited) - Income Statements

The net effect of the restatement on the Company’s previously reported consolidated financial statements for the quarters ended March 31, June 30 and September 30, 2016 and 2015 (unaudited), are included in this Note 19 - Summary of Quarterly Results of Operations (Unaudited). Form 10-Q’s for the quarters ended March 31, 2017, June 30, 2017, and September 30, 2017 will be filed with the SEC concurrently with this Form 10-K.

The following table presents the Consolidated Statement of Operations (unaudited) as previously reported, restatement adjustments and the Consolidated Statement of Operations (unaudited) as adjusted for the three months ended December 31, 2016:

(Unaudited)		Adjustments
	As Previously Reported**	Revenue - Hosting	Revenue - Evidence of Arrangement and Other Revenue	Acquisitions & Divestiture	Capitalized Software and Other	Income Taxes	As Adjusted
Net revenues	$121,796	$(22,331)	$18,958	$(11,412)	$—	$—	$107,011
Costs and expenses:
Cost of services	50,210	—	—	64	941	—	51,215
Research and development	28,273	—	—	—	1,316	—	29,589
Selling, general and administrative	43,297	—	(1,752)	(75)	137	—	41,607
Net change in contingent consideration obligation	3,631	—	—	(4,203)	—	—	(572)
Restructuring charges	1,360	—	—	—	—	—	1,360
Depreciation and amortization	25,302	—	—	(1,119)	11,316	—	35,499
Total costs and expenses	152,073	—	(1,752)	(5,333)	13,710	—	158,698
Loss from continuing operations	(30,277)	(22,331)	20,710	(6,079)	(13,710)	—	(51,687)
Interest income	936	—	—	(340)	(181)	—	415
Interest expense	(2,007)	—	—	374	200	(975)	(2,408)
Other expense, net	2,049	—	(69)	(830)	(264)	—	886
Loss from continuing operations, before taxes	(29,299)	(22,331)	20,641	(6,875)	(13,955)	(975)	(52,794)
Benefit for income taxes	7,176	—	—	—	—	7,284	14,460
Net loss from continuing operations	(22,123)	(22,331)	20,641	(6,875)	(13,955)	6,309	(38,334)
Net income from discontinued operations, net of tax	43,668	—	5,329	18,116	—	1,570	68,683
Net loss	21,545	(22,331)	25,970	11,241	(13,955)	7,879	30,349
Net loss attributable to redeemable noncontrolling interests	(2,760)	—	—	—	(2,949)	—	(5,709)
Net loss attributable to Synchronoss	$24,305	$(22,331)	$25,970	$11,241	$(11,006)	$7,879	$36,058

Basic:
Continuing operations	$(0.44)						$(0.86)
Discontinued operations	0.99						1.57
	$0.55						$0.71
Diluted:
Continuing operations	$(0.44)						$(0.86)
Discontinued operations	0.99						1.57
	$0.55						$0.71
Weighted-average common shares outstanding:
Basic	43,814						43,814
Diluted	43,814						49,012

*	Cost of services excludes depreciation and amortization which is shown separately.

**	Certain amounts reflected in this column have been adjusted for retrospective application of discontinued operations.

†	See Note 3 - Summary of Significant Accounting Policies.

The following table presents the Consolidated Statement of Operations (unaudited) as previously reported, restatement adjustments and the Consolidated Statement of Operations (unaudited) as adjusted for the three months ended September 30, 2016:

(Unaudited)		Adjustments
	As Previously Reported**	Revenue - Hosting	Revenue - Evidence of Arrangement and Other Revenue	Acquisitions & Divestiture	Capitalized Software and Other	Income Taxes	As Adjusted
Net revenues	$132,480	$(6,440)	$(7,648)	$1,544	$—	$—	$119,936
Costs and expenses:
Cost of services	49,073	—	—	65	—	—	49,138
Research and development	28,141	—	—	—	2,889	—	31,030
Selling, general and administrative	30,934	2	(2,246)	156	(19)	—	28,827
Net change in contingent consideration obligation	572	—	—	(1,921)	—	—	(1,349)
Restructuring charges	924	—	—	—	—	—	924
Depreciation and amortization	24,692	—	—	(1,111)	11	—	23,592
Total costs and expenses	134,336	2	(2,246)	(2,811)	2,881	—	132,162
Loss from continuing operations	(1,856)	(6,442)	(5,402)	4,355	(2,881)	—	(12,226)
Interest income	271	—	—	—	—	—	271
Interest expense	(1,596)	—	—	—	—	—	(1,596)
Other expense, net	(167)	—	16	—	—	—	(151)
Loss from continuing operations, before taxes	(3,348)	(6,442)	(5,386)	4,355	(2,881)	—	(13,702)
Benefit for income taxes	(1,621)	—	—	—	—	5,231	3,610
Net loss from continuing operations	(4,969)	(6,442)	(5,386)	4,355	(2,881)	5,231	(10,092)
Net income from discontinued operations, net of tax	9,802	—	(2,427)	(272)	(1)	(3,024)	4,078
Net loss	4,833	(6,442)	(7,813)	4,083	(2,882)	2,207	(6,014)
Net loss attributable to redeemable noncontrolling interests	(2,843)	—	—	—	(504)	—	(3,347)
Net loss attributable to Synchronoss	$7,676	$(6,442)	$(7,813)	$4,083	$(2,378)	$2,207	$(2,667)

Basic:
Continuing operations	$(0.05)						$(0.03)
Discontinued operations	0.23						0.09
	$0.18						$0.06
Diluted:
Continuing operations	$(0.05)						$(0.03)
Discontinued operations	0.23						0.09
	$0.18						$0.06
Weighted-average common shares outstanding:
Basic	43,560						43,560
Diluted	43,560						43,560

*	Cost of services excludes depreciation and amortization which is shown separately.

**	Certain amounts reflected in this column have been adjusted for retrospective application of discontinued operations.

†	See Note 3 - Summary of Significant Accounting Policies.

The following table presents the Consolidated Statement of Operations (unaudited) as previously reported, restatement adjustments and the Consolidated Statement of Operations (unaudited) as adjusted for the three months ended June 30, 2016:

(Unaudited)		Adjustments
	As Previously Reported**	Revenue - Hosting	Revenue - Evidence of Arrangement and Other Revenue	Acquisitions & Divestiture	Capitalized Software and Other	Income Taxes	As Adjusted
Net revenues	$118,255	$(12,840)	$16,211	$(525)	$—	$—	$121,101
Costs and expenses:
Cost of services	48,467	—	—	(171)	(116)	—	48,180
Research and development	26,170	—	—	—	1,877	—	28,047
Selling, general and administrative	29,952	153	(472)	296	(49)	—	29,880
Net change in contingent consideration obligation	6,386	—	—	(3,276)	—	—	3,110
Restructuring charges	1,139	—	—	—	—	—	1,139
Depreciation and amortization	25,262	—	—	(1,111)	(58)	—	24,093
Total costs and expenses	137,376	153	(472)	(4,262)	1,654	—	134,449
Loss from continuing operations	(19,121)	(12,993)	16,683	3,737	(1,654)	—	(13,348)
Interest income	591	—	—	—	—	—	591
Interest expense	(1,834)	—	—	—	—	—	(1,834)
Other expense, net	865	—	(197)	—	—	—	668
Loss from continuing operations, before taxes	(19,499)	(12,993)	16,486	3,737	(1,654)	—	(13,923)
Benefit for income taxes	2,074	—	—	—	—	(2,444)	(370)
Net loss from continuing operations	(17,425)	(12,993)	16,486	3,737	(1,654)	(2,444)	(14,293)
Net income from discontinued operations, net of tax	10,122	—	(1,188)	—	1	10,050	18,985
Net loss	(7,303)	(12,993)	15,298	3,737	(1,653)	7,606	4,692
Net loss attributable to redeemable noncontrolling interests	(2,864)	—	—	—	(276)	—	(3,140)
Net loss attributable to Synchronoss	$(4,439)	$(12,993)	$15,298	$3,737	$(1,377)	$7,606	$7,832

Basic:
Continuing operations	$(0.34)						$(0.25)
Discontinued operations	0.24						0.44
	$(0.10)						$0.19
Diluted:
Continuing operations	$(0.34)						$(0.25)
Discontinued operations	0.24						0.44
	$(0.10)						$0.19
Weighted-average common shares outstanding:
Basic	43,450						43,450
Diluted	43,450						43,450

*	Cost of services excludes depreciation and amortization which is shown separately.

**	Certain amounts reflected in this column have been adjusted for retrospective application of discontinued operations.

†	See Note 3 - Summary of Significant Accounting Policies.

The following table presents the Consolidated Statement of Operations (unaudited) as previously reported, restatement adjustments and the Consolidated Statement of Operations (unaudited) as adjusted for the three months ended March 31, 2016:

(Unaudited)		Adjustments
	As Previously Reported**	Revenue - Hosting	Revenue - Evidence of Arrangement and Other Revenue	Acquisitions & Divestiture	Capitalized Software and Other	Income Taxes	As Adjusted
Net revenues	$104,219	$2,119	$(18,086)	$(10,006)	$—	$—	$78,246
Costs and expenses:
Cost of services	46,448	—	—	(1)	(296)	—	46,151
Research and development	24,097	—	—	—	1,730	—	25,827
Selling, general and administrative	26,923	—	—	84	(1,093)	—	25,914
Net change in contingent consideration obligation	341	—	—	(336)	—	—	5
Restructuring charges	2,910	—	—	—	—	—	2,910
Depreciation and amortization	24,055	—	—	(1,111)	(162)	—	22,782
Total costs and expenses	124,774	—	—	(1,364)	179	—	123,589
Loss from continuing operations	(20,555)	2,119	(18,086)	(8,642)	(179)	—	(45,343)
Interest income	630	—	—	—	—	—	630
Interest expense	(1,576)	—	—	—	—	—	(1,576)
Other expense, net	(884)	—	503	—	—	—	(381)
Loss from continuing operations, before taxes	(22,385)	2,119	(17,583)	(8,642)	(179)	—	(46,670)
Benefit for income taxes	361	—	—	—	—	15,159	15,520
Net loss from continuing operations	(22,024)	2,119	(17,583)	(8,642)	(179)	15,159	(31,150)
Net income from discontinued operations, net of tax	10,941	—	(2,111)	—	—	(10,016)	(1,186)
Net loss	(11,083)	2,119	(19,694)	(8,642)	(179)	5,143	(32,336)
Net loss attributable to redeemable noncontrolling interests	(3,129)	—	—	—	122	—	(3,007)
Net loss attributable to Synchronoss	$(7,954)	$2,119	$(19,694)	$(8,642)	$(301)	$5,143	$(29,329)

Basic:
Continuing operations	$(0.44)						$(0.66)
Discontinued operations	0.26						(0.03)
	$(0.18)						$(0.69)
Diluted:
Continuing operations	$(0.44)						$(0.66)
Discontinued operations	0.26						(0.03)
	$(0.18)						$(0.69)
Weighted-average common shares outstanding:
Basic	43,423						43,423
Diluted	43,423						43,423

*	Cost of services excludes depreciation and amortization which is shown separately.

**	Certain amounts reflected in this column have been adjusted for retrospective application of discontinued operations.

†	See Note 3 - Summary of Significant Accounting Policies.

The following table presents the Consolidated Statement of Operations (unaudited) as previously reported, restatement adjustments and the Consolidated Statement of Operations (unaudited) as adjusted for the three months ended December 31, 2015:

(Unaudited)		Adjustments
	As Previously Reported**	Revenue - Hosting	Revenue - Evidence of Arrangement and Other Revenue	Acquisitions & Divestiture	Capitalized Software and Other	Income Taxes	As Adjusted
Net revenues	$121,213	$(2,519)	$(12,141)	$(20,090)	$—	$—	$86,463
Costs and expenses:
Cost of services	45,512	—	—	(17)	203	—	45,698
Research and development	22,958	—	—	—	1,235	—	24,193
Selling, general and administrative	29,539	—	(3,042)	—	8	—	26,505
Net change in contingent consideration obligation	760	—	—	755	—	—	1,515
Restructuring charges	(34)	—	—	—	—	—	(34)
Depreciation and amortization	20,931	—	—	(76)	(172)	—	20,683
Total costs and expenses	119,666	—	(3,042)	662	1,274	—	118,560
Loss from continuing operations	1,547	(2,519)	(9,099)	(20,752)	(1,274)	—	(32,097)
Interest income	564	—	—	—	—	—	564
Interest expense	(1,503)	—	—	—	—	—	(1,503)
Other expense, net	973	—	(149)	(16)	—	—	808
Loss from continuing operations, before taxes	1,581	(2,519)	(9,248)	(20,768)	(1,274)	—	(32,228)
Benefit for income taxes	2,263	—	(534)	—	—	5,381	7,110
Net loss from continuing operations	3,844	(2,519)	(9,782)	(20,768)	(1,274)	5,381	(25,118)
Net income from discontinued operations, net of tax	7,478	—	—	—	—	1,836	9,314
Net loss	11,322	(2,519)	(9,782)	(20,768)	(1,274)	7,217	(15,804)
Net loss attributable to redeemable noncontrolling interests	6,052	—	—	—	(6,680)	—	(628)
Net loss attributable to Synchronoss	$5,270	$(2,519)	$(9,782)	$(20,768)	$5,406	$7,217	$(15,176)

Basic:
Continuing operations	$(0.05)						$(0.57)
Discontinued operations	0.17						0.22
	$0.12						$(0.35)
Diluted:
Continuing operations	$(0.05)						$(0.57)
Discontinued operations	0.17						0.22
	$0.12						$1.26
Weighted-average common shares outstanding:
Basic	42,817						42,817
Diluted	42,817						42,817

*	Cost of services excludes depreciation and amortization which is shown separately.

**	Certain amounts reflected in this column have been adjusted for retrospective application of discontinued operations.

†	See Note 3 - Summary of Significant Accounting Policies.

The following table presents the Consolidated Statement of Operations (unaudited) as previously reported, restatement adjustments and the Consolidated Statement of Operations (unaudited) as adjusted for the three months ended September 30, 2015:

(Unaudited)		Adjustments
	As Previously Reported**	Revenue - Hosting	Revenue - Evidence of Arrangement and Other Revenue	Acquisitions & Divestiture	Capitalized Software and Other	Income Taxes	As Adjusted
Net revenues	$109,297	$(2,355)	$(18,195)	$—	$—	$—	$88,747
Costs and expenses:
Cost of services	40,223	—	—	—	42	—	40,265
Research and development	23,986	—	—	—	165	—	24,151
Selling, general and administrative	20,410	—	—	—	(71)	—	20,339
Restructuring charges	359	—	—	—	—	—	359
Depreciation and amortization	19,754	—	—	(20)	(146)	—	19,588
Total costs and expenses	104,732	—	—	(20)	(10)	—	104,702
Loss from continuing operations	4,565	(2,355)	(18,195)	20	10	—	(15,955)
Interest income	546	—	—	—	—	—	546
Interest expense	(1,448)	—	—	—	—	—	(1,448)
Other expense, net	(1,030)	—	109	—	—	—	(921)
Loss from continuing operations, before taxes	2,633	(2,355)	(18,086)	20	10	—	(17,778)
Benefit for income taxes	(4,448)	—	—	—	—	12,228	7,780
Net loss from continuing operations	(1,815)	(2,355)	(18,086)	20	10	12,228	(9,998)
Net income from discontinued operations, net of tax	11,460	—	—	—	—	(10,320)	1,140
Net loss	9,645	(2,355)	(18,086)	20	10	1,908	(8,858)

Basic:
Continuing operations	$(0.04)						$(0.24)
Discontinued operations	0.27						0.03
	$0.23						$(0.21)
Diluted:
Continuing operations	$(0.04)						$(0.24)
Discontinued operations	$0.27						$0.03
	$0.23						$(0.21)
Weighted-average common shares outstanding:
Basic	42,491						42,491
Diluted	42,491						42,491

*	Cost of services excludes depreciation and amortization which is shown separately.

**	Certain amounts reflected in this column have been adjusted for retrospective application of discontinued operations.

†	See Note 3 - Summary of Significant Accounting Policies.

The following table presents the Consolidated Statement of Operations (unaudited) as previously reported, restatement adjustments and the Consolidated Statement of Operations (unaudited) as adjusted for the three months ended June 30, 2015:

(Unaudited)		Adjustments
	As Previously Reported**	Revenue - Hosting	Revenue - Evidence of Arrangement and Other Revenue	Acquisitions & Divestiture	Capitalized Software and Other	Income Taxes	As Adjusted
Net revenues	$102,176	$(5,586)	$(8,880)	$—	$—	$—	$87,710
Costs and expenses:
Cost of services	35,945	—	—	—	—	—	35,945
Research and development	22,462	—	—	—	4	—	22,466
Selling, general and administrative	18,147	—	—	—	468	—	18,615
Restructuring charges	1,416	—	—	—	—	—	1,416
Depreciation and amortization	16,632	—	—	(20)	(16)	—	16,596
Total costs and expenses	94,602	—	—	(20)	456	—	95,038
Loss from continuing operations	7,574	(5,586)	(8,880)	20	(456)	—	(7,328)
Interest income	471	—	—	—	—	—	471
Interest expense	(1,418)	—	—	—	—	—	(1,418)
Other expense, net	415	—	57	—	—	—	472
Loss from continuing operations, before taxes	7,042	(5,586)	(8,823)	20	(456)	—	(7,803)
Benefit for income taxes	(2,309)	—	—	—	—	(6,101)	(8,410)
Net loss from continuing operations	4,733	(5,586)	(8,823)	20	(456)	(6,101)	(16,213)
Net income from discontinued operations, net of tax	10,421	—	—	—	—	13,201	23,622
Net loss	15,154	(5,586)	(8,823)	20	(456)	7,100	7,409

Basic:
Continuing operations	$0.11						$(0.39)
Discontinued operations	0.25						0.56
	$0.36						$0.17
Diluted:
Continuing operations	$0.11						$(0.39)
Discontinued operations	0.25						0.56
	$0.36						$0.17
Weighted-average common shares outstanding:
Basic	41,870						41,870
Diluted	41,870						41,870

*	Cost of services excludes depreciation and amortization which is shown separately.

**	Certain amounts reflected in this column have been adjusted for retrospective application of discontinued operations.

†	See Note 3 - Summary of Significant Accounting Policies.

The following table presents the Consolidated Statement of Operations (unaudited) as previously reported, restatement adjustments and the Consolidated Statement of Operations (unaudited) as adjusted for the three months ended March 31, 2015:

(Unaudited)		Adjustments
	As Previously Reported**	Revenue - Hosting	Revenue - Evidence of Arrangement and Other Revenue	Acquisitions & Divestiture	Capitalized Software and Other	Income Taxes	As Adjusted
Net revenues	$95,431	$(16,448)	$40,658	$(10,000)	$—	$—	$109,641
Costs and expenses:
Cost of services	33,607	—	—	—	(705)	—	32,902
Research and development	22,024	—	—	—	(71)	—	21,953
Selling, general and administrative	20,315	—	—	—	(1,183)	—	19,132
Restructuring charges	3,205	—	—	—	—	—	3,205
Depreciation and amortization	14,835	—	—	(20)	(633)	—	14,182
Total costs and expenses	93,986	—	—	(20)	(2,592)	—	91,374
Loss from continuing operations	1,445	(16,448)	40,658	(9,980)	2,592	—	18,267
Interest income	466	—	—	—	—	—	466
Interest expense	(1,342)	—	—	—	—	—	(1,342)
Other expense, net	14	—	(69)	—	303	—	248
Loss from continuing operations, before taxes	583	(16,448)	40,589	(9,980)	2,895	—	17,639
Benefit for income taxes	(930)	—	—	—	—	(3,162)	(4,092)
Net loss from continuing operations	(347)	(16,448)	40,589	(9,980)	2,895	(3,162)	13,547
Net income from discontinued operations, net of tax	10,908	—	—	—	—	(4,717)	6,191
Net loss	10,561	(16,448)	40,589	(9,980)	2,895	(7,879)	19,738

Basic:
Continuing operations	$(0.01)						$0.33
Discontinued operations	0.26						0.15
	$0.25						$0.48
Diluted:
Continuing operations	$(0.01)						$0.30
Discontinued operations	0.26						0.13
	$0.25						$0.43
Weighted-average common shares outstanding:
Basic	41,626						41,626
Diluted	47,080						47,080

*	Cost of services excludes depreciation and amortization which is shown separately.

**	Certain amounts reflected in this column have been adjusted for retrospective application of discontinued operations.

†	See Note 3 - Summary of Significant Accounting Policies.

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

20.    Legal Matters

On May 1, 2017, May 2, 2017, June 8, 2017 and June 14, 2017, four putative class actions were filed against the Company and certain of its officers and directors in the United States District Court for the District of New Jersey (the “Securities Law Action”). After these cases were consolidated, the court appointed as lead plaintiff Employees’ Retirement System of the State of Hawaii, which filed, on November 20, 2017, a consolidated amended complaint purportedly on behalf of purchasers of our common stock between February 3, 2016 and June 13, 2017. The consolidated amended complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and it alleges, among other things, that the defendants made false and misleading statements of material information concerning the Company’s financial results, business operations, and prospects. The plaintiff seeks unspecified damages, fees, interest, and costs. On February 2, 2018, the defendants filed a motion to dismiss the consolidated amended complaint in its entirety, with prejudice, which remains pending. We believe that the asserted claims lack merit, and we intend to defend against all of the claims vigorously. Due to the inherent uncertainties of litigation, we cannot predict the outcome of the actions at this time, and we can give no assurance that the asserted claims will not have a material adverse effect on our financial position or results of operations.

On September 15, 2017, October 24, 2017, October 27, 2017 and October 30, 2017, Synchronoss shareholders filed derivative lawsuits against certain of the Company’s officers and directors and the Company (as nominal defendant) in the United States District Court for the District of New Jersey (the “Derivative Suits”). These lawsuits purport to allege claims related to breaches of fiduciary duties and unjust enrichment. The allegations in the Derivative Suits relate to substantially the same facts as those underlying the Securities Law Action described above. The plaintiffs seek unspecified damages and for the Company to take steps to improve its corporate governance and internal procedures. The plaintiffs in the Derivative Suits in which service of the complaints was effectuated have agreed to stay proceedings pending the court’s decision on the defendants’ motion to dismiss in the Securities Laws Action. The Company believes that the asserted claims lack merit, and we intend to defend against all of the claims vigorously. Due to the inherent uncertainties of litigation, the Company cannot predict the outcome of the Derivative Suits at this time, and the Company can give no assurance that the asserted claims will not have a material adverse effect on the Company’s financial position or results of operations.

On October 7, 2014, the Company filed an amended complaint in the United States District Court for the District of New Jersey (Civ Act. No. 3:14-cv-06220) against F-Secure, claiming that F-Secure has infringed, and continues to infringe, several of the Company’s patents.  In February 2015, the Company entered into a patent license and settlement agreement with F-Secure Corporation and F-Secure, Inc. whereby the Company granted each of these companies (but not their subsidiaries or affiliates) a limited license to our patents. As a result of entering into the patent license and settlement agreement, the parties filed a joint stipulation to dismiss the above complaint.

Our 2011 acquisition agreement with Miyowa SA (“Miyowa”) provided that former shareholders of Miyowa would be eligible for earn-out payments to the extent specified business milestones were achieved following the acquisition. In December 2013, Eurowebfund and Bakamar, two former shareholders of Miyowa filed a complaint against the Company in the Commercial Court of Paris, France claiming that they are entitled to certain earn-out payments under the acquisition agreement. The Company was served with a copy of this complaint in January 2014. On December 3, 2015, the Court dismissed all claims in the complaint against the Company. On December 19, 2015, the former shareholders of Miyowa filed an appeal with the Court of Appeal of Paris, France, appealing the Court’s decision. On January 11, 2018, the Court of Appeal of Paris, France, dismissed the appeal. The plaintiffs have informed us that they will not be appealing this decision.

On July 11, 2017, Shareholder Representative Services LLC, on behalf of the persons entitled to receive merger consideration (the “Sellers”) in connection with our acquisition of Razorsight, commenced arbitration against us with respect to a dispute over the amount due to the Sellers as additional consideration.   Under the Razorsight purchase agreement, the Sellers are entitled to a percentage of any revenue recognized by us generated from the sale or licensing of Razorsight products in 2016 after a specific revenue threshold is obtained.  The parties disagreed over the determination of the amount of revenue we recognized in 2016.  The parties entered into an agreement resolving the arbitration in May 2018.

Except as set forth above, the Company is not currently subject to any legal proceedings that could have a material adverse effect on its operations; however, it may from time to time become a party to various legal proceedings arising in the ordinary course of its business. The Company is currently the plaintiff in several patent infringement cases. The defendants in several of these cases have filed counterclaims. Although the Company cannot predict the outcome of the cases at this time due to the inherent

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

uncertainties of litigation, the Company continues to pursue its claims and believes that the counterclaims are without merit, and the Company intends to defend all of such counterclaims.

21.    Subsequent Events Review

Nasdaq Compliance

On February 6, 2018, the Company received a notification letter from a Hearings Advisor from the Nasdaq Office of General Counsel informing the Company that the Panel granted the Company’s request for an extension until May 10, 2018 to become current with its filings with the SEC. Additionally, the extension was subject to the Company providing the Panel with periodic updates regarding its ongoing restatement of its financial statements and providing the Panel with an update issued to investors on or before March 31, 2018. The Panel granted the Company the maximum possible extension until the expiration of the Panel’s discretion to allow continued listing while the Company remained out of compliance with Nasdaq’s continued listing requirements. To comply with the Nasdaq extension requirements, the Company issued an update to investors on March 28, 2018.

On May 4, 2018, the Company informed the Panel of its determination that it would be unable to satisfy the May 10, 2018 deadline. On May 11, 2018, the Company received a notification letter from the Panel indicating that trading in the Company’s common stock was suspended effective at the open of business on May 14, 2018. The Panel also determined to delist the Company’s shares from Nasdaq after applicable appeal periods have lapsed. The Company has appealed the decision to the Nasdaq Listing and Hearing Review Council. During the appeal process, the Company’s stock remains listed however trading in the Company’s common stock on Nasdaq remains suspended. While the Company’s common stock is suspended from trading on Nasdaq, the Company’s shares are currently quoted on the OTC Markets under the trading symbol SNCR.

2019 Notes Notice

On June 13, 2018, The Bank of New York Mellon, in its capacity as trustee (the “Trustee”) under the indenture dated as of August 12, 2014 (the “Indenture”) governing the Company’s 0.75% Convertible Senior Notes due in 2019 (the “2019 Notes”), filed a verified complaint with the Court of Chancery of the State of Delaware, captioned The Bank of New York Mellon, as Indenture Trustee v. Synchronoss Technologies, Inc. (the “BNY Action”). The BNY Action complaint alleges that as a result of our common stock ceasing to be listed or quoted on Nasdaq and that an Event of Default under the Indenture has occurred as a result of our failure to provide a notice of such Fundamental Change, which, if true, following notice from holders of more than 25% of the outstanding principal under the Notes would trigger the acceleration of the principal and interest outstanding under the 2019 Notes. The complaint seeks a declaratory judgment that (i) a Fundamental Change occurred, (ii) the Company improperly failed to issue a Fundamental Change Company Notice (as defined in the Indenture), (iii) an Event of Default has occurred (as defined in the Indenture), (iv) the Notes have been accelerated, (v) outstanding principal and outstanding unpaid interest on the Notes became immediately due and payable as of June 11, 2018 and (vi) post-judgment interest shall accrue at the statutory rate from the date of declaratory judgment. The Company does not believe that a Fundamental Change has occurred under the Indenture. Therefore, the Company does not believe that any Event of Default, as defined in the Indenture, has occurred or is continuing and does not believe that the Trustee or any holders have a right to declare obligations under the Indenture due and payable. As such, the Company believes that the asserted claims lack merit, and the Company intends to defend against all of the claims vigorously. Due to the inherent uncertainties of litigation, the Company cannot predict the outcome of the BNY Action at this time, and the Company can give no assurance that the asserted claims will not have a material adverse effect on the Company’s financial position or results of operations.

Preferred Shares

See Note 13 - Capital Structure sub-section “Subsequent Events-Preferred Shares” for a description of the terms of the PIPE Purchase Agreement with Silver on February 15, 2018, in which the Company issued Series A Preferred Stock.

SNCR LLC

During the fourth quarter of 2017, the Company entered into a termination agreement with Goldman to terminate the venture, and provide a perpetual, irrevocable license of the venture’s intellectual property for use in Goldman’s back-office. As part of the agreement, the Company was relieved of any future obligations to support Goldman’s use of the software. The venture formally ended in the first quarter of 2018.

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Acquisition of honeybee

In May 2018, the Company completed the acquisition of the honeybee software business, a provider of digital solutions targeted at optimizing the customer experience from Dixons Carphone plc. honeybee offers a digital transformation platform that makes it easier for companies to design and launch omni-channel customer journeys. The Company paid cash consideration of approximately $10.7 million. Customers of the honeybee platform, such as mobile operators and other communication service providers, can rapidly create and adapt digital sales processes for contact centers, retail stores, and online channels. This reduces complexity for the end-user as well as internal employees, while delivering a single customer experience at all touch-points and improved business outcomes such as reduced cost and increased revenue.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

Overview

In connection with the preparation of the Company’s Form 10-Q for the first quarter of 2017, the Audit Committee of the Company’s Board of Directors (the “Audit Committee”) authorized an investigative review by independent counsel and a third-party forensic consulting firm acting at the direction of independent counsel (such Investigation, the “Audit Committee Investigation”). The Audit Committee Investigation addressed transactions requiring restatement, other areas of accounting, internals control over financial reporting and employee conduct.

Due to the accounting and financial reporting errors identified by the Audit Committee Investigation, as more fully described below, and based upon the recommendation of management, the Company has restated its consolidated financial statements for the fiscal years ended December 31, 2016, and 2015, and each of the respective quarters within those fiscal years. The restatement also affects periods prior to fiscal year 2015, with the cumulative effect of the restatement being reflected as prior period corrections to the fiscal year 2015 opening balance of retained earnings. Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations as well as Note 2 - Restatement of Previously Issued Financial Statements for a more detailed description of the restatement.

Notwithstanding the material weaknesses described below, current management believes, and our Principal Executive Officer and Principal Financial Officer have certified that, the consolidated financial statements and unaudited interim financial information included in this Form 10-K fairly present, in all material respects, our financial condition, results of operations and cash flows as of the dates, and for each of the periods presented, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) based on a number of factors including, but not limited to: (i) the completion of the Audit Committee Investigation and substantial resources expended (including the use of external consultants) in response to the findings of material weaknesses, (ii) internal reviews, including of matters addressed in the investigation that identified material accounting errors, which in turn led to the restatement of previously issued financial statements, and (iii) the commencement of certain remediation actions, as discussed further below.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), that are designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In connection with the Audit Committee Investigation and management’s review of financial records, our management, including our Principal Executive Officer and our Principal Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2017. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were ineffective as of December 31, 2017 because of the restatement of previously issued financial statements noted above, and the material weaknesses in our internal control over financial reporting as further described below.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d(f) under the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

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

Under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, we evaluated the effectiveness of our internal control over financial reporting as of December 31, 2017 based on criteria established in Internal Control - Integrated Framework (2013) (the “COSO framework”) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

As of December 31, 2017, management has identified pervasive material weaknesses in our internal control processes that involve the control environment, risk assessment, control activity, information and communication and monitoring components of the COSO framework.

Specifically, the material weaknesses relate to the following as of December 31, 2017:

Under the COSO Framework, the board of directors and senior management establish the tone at the top regarding the importance of internal controls and management reinforces expectations at the various levels of the company. Management has identified the following material weaknesses:

•
We did not always ensure that the four basic elements of revenue recognition were achieved prior to revenue recognition and all elements within multiple element arrangements were identified and accounted for appropriately.

•
We did not maintain adequate oversight that guided individuals in applying internal control over financial reporting in preventing or detecting material accounting errors, or omissions, due to inadequate information and, in certain instances, compliance with the Company’s revenue recognition policies.

•	We did not always ensure that relevant information was timely communicated within our organization, to our independent directors, the Audit Committee, and our independent auditors.

•
We did not generate and provide quality information and communication based on the criteria established in the COSO framework, and have identified control deficiencies in the principles associated with the information and communication component of the COSO framework that constitute material weaknesses, either individually or in the aggregate, relating to: (i) obtaining, generating, and using relevant quality information to support the function of internal control, and (ii) communicating accurate information internally and externally, including providing information pursuant to objectives, responsibilities and functions of internal control.

Specifically, deficiencies related to:

•
We did not design and maintain adequate review and approval controls, including the use of appropriate technical accounting expertise, when recording complex or non-routine transactions such as those involving revenue recognition, acquisitions and divestitures, and asset impairment, including ensuring transactions are appropriately accounted for from a substance over form perspective.

•
We did not maintain sufficient personnel with an appropriate level of accounting knowledge, experience, and training in the application of US GAAP commensurate with the size of the entity and nature and complexity of financial reporting requirements.

•
We did not design and maintain effective review and approval controls over the period-end reporting process, including maintaining sufficient formal, written policies and procedures governing the financial statement close process.

•
We did not maintain adequate polices procedures and documentation to support an effective IT general control environment. Our management identified control deficiencies in the operating effectiveness of information technology general controls (“ITGC”s) related to information technology (“IT”) application systems, databases and operating systems throughout the organization that are used for financial reporting purposes. Specifically, we did not establish effective program change and user access controls which restricted user access to IT applications consistent with their assigned authorities and responsibilities. Consequently, automated processes and controls over financial reporting which are dependent upon effective ITGCs, and manual controls which are dependent upon the completeness and accuracy of the information generated from the IT systems, were ineffective.

•	We did not maintain an Internal audit group to provide oversight which limited our ability to effectively monitor internal controls.

•	We did not consistently maintain a corporate culture that prevented the occurrence of certain deviations from Company policy.

The material weaknesses described above resulted in the restatement of the Company’s annual consolidated financial statements for the fiscal years ended December 31, 2016 and December 31, 2015. Furthermore, these control deficiencies could have resulted in other misstatements in financial statement accounts and disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that might not have been prevented or detected.

The Company’s independent registered public accounting firm audited the effectiveness of internal control over financial reporting as of December 31, 2017. Their report is set forth herein. The Company’s independent registered public accounting firm has issued an unqualified opinion on the Company’s consolidated financial statements for 2017, which is included in Part II, Item 8 of this Form 10-K.

Remediation of Material Weaknesses in Internal Control Over Financial Reporting

Following the identification of the material weaknesses described above, and with the oversight of the Audit Committee, management is committed to the planning and implementation of remediation efforts to address these material weaknesses. The remediation efforts, summarized below, which are either implemented or in process, are intended to both address the identified material weaknesses and strengthen our overall financial control environment. In this regard, our initiatives include:

Control Environment

•
CEO Communications to Reinforce Compliance - The Company’s Chief Executive Officer, at the direction of the Company’s Board of Directors, has reinforced the importance of adherence to the Company’s policies and procedures regarding ethics and compliance and the importance of identifying misconduct and raising and communicating concerns. This reinforcement has occurred through email and employee newsletter communications, staff meetings, remarks given to senior management during strategic planning sessions, as well as other employee forums. The Company’s Chief Executive Officer has also expressed to the Company’s Board of Directors his commitment to an enhanced control environment.

•
Organizational Enhancements - The Company has identified and begun to implement several organizational enhancements, as follows: (i) the creation of a new position, Director of Revenue Recognition, which has been filled and will be responsible for all aspects of the Company's revenue recognition policies, procedures and the proper application of accounting to the Company’s sales arrangements; (ii) the identification and hiring of a Director of Technical Accounting, who will have the responsibility and authority to ensure that U.S. GAAP and accounting for complex or non-routine transactions that require specialized accounting are appropriately applied corporate-wide; (iii) the establishment of an Internal Audit function that will report directly to the Audit Committee; (iv) the enhancement of the Company’s organizational structure over all finance functions and an increase in the Company’s accounting personnel with the requisite knowledge, experience, and training in U.S. GAAP to ensure that a formalized process for determining, documenting, communicating, implementing and monitoring controls over the period-end financial close and reporting processes is maintained.

•
Revenue Practices - The Company has evaluated its revenue practices and has begun implementing improvements in those practices, including: (i) the development of more comprehensive revenue recognition policies and improved procedures to ensure that such policies are understood and consistently applied; (ii) better communication among all functions involved in the sales process (e.g., sales, business unit, legal, accounting, finance, business development); (iii) increased standardization of contract documentation and revenue analyses for individual transactions, including increased oversight of revenue opportunities and contract review by personnel with the requisite accounting knowledge to identify revenue-impacting terms and consider potential downstream effects; and (iv) the development of a more comprehensive review process and monitoring controls over contracts with customers to ensure accurate accounting for multiple-element arrangements and the preparation of accounting memoranda.

•
Significant Transactions - The Company has evaluated its practices related to significant non-recurring transactions and has begun implementing improvements in those practices, including: (i) better communication among all functions involved in the execution of and accounting for such transactions (e.g., business development, legal, accounting, finance, sales), including regular touch points; (ii) more formalized practices for assessing the internal knowledge, experience and bandwidth to account for significant non-recurring transactions internally versus the need to engage an external third-party; and (iii) the development of a more comprehensive review process and monitoring controls over significant transactions (e.g., acquisitions, mergers, divestitures, joint ventures, disposals, etc.) to ensure accurate accounting and the preparation of accounting memoranda.

•
Control Design Remediation - The Company has performed a review of key business process controls related to high-risk financial statement accounts, such as revenue, significant transactions, capitalized software, accounts receivable, treasury and financial close, which resulted in the redesign of existing controls and the addition of newly developed / documented control activities, in order to mitigate known risks and strengthen the overall control environment. Documentation supporting each process identifies existing control design gaps and recommendations for remediation. The Company intends to perform a similar review of additional business process and information technology controls related to processes such as entity level controls, fixed assets, procure-to-pay, payroll, equity, and cash receipts.

•
Accounting and Compliance Training - The Company has initiated development of a comprehensive revenue recognition and contract review training program that has been focused on the impacts of adopting ASC 606, Revenue from Contracts with Customers. This training is focused on senior-level management and customer-facing employees, as well as finance, sales and marketing personnel.

Training Practices

•
Training Practices - The Company has initiated enhancements to its internal controls by providing additional and ongoing training to employees with customer facing responsibilities regarding international sales and accounting practices, the Foreign Corrupt Practices Act, Code of Conduct and acceptable structures of international sales contracts.

Control Activities

•
Implementation and Enhancement of Business Process and IT Controls - The Company intends to implement effective control activities that contribute to the mitigation of risks and establish procedures that put policies into action. This will include redesigned existing controls and newly developed or documented controls, resulting from the Company’s control design remediation efforts described above. Control activities will be performed and reviewed to remediate prior SOX testing deficiencies, such as failures related to IT change management procedures, user access management controls, and management review controls.

•
Implementation and Enhancement of Entity Level Controls - The Company intends to enhance existing entity level controls as a result of the control design remediation efforts and Audit Committee recommendations, and implement the following new entity level controls around the quarterly/annual financial reporting process:

–
Sub-certification Process: Key process owners each quarter (as part of the Form 10-Q and 10-K preparation) will complete a sub-certification questionnaire and checklist to support how the process owner reached the conclusion that controls are operating effectively in their respective areas and provide an opportunity to highlight any concerns they have related to internal control over financial reporting. In addition, this will require the process owner to indicate any changes in processes, controls or key personnel during the period.

–
Disclosure Committee Certification Process: A formal certification process by the members of the disclosure committee will occur focused on full disclosure of information requiring disclosure to the CEO and CFO, disclosure of any and all control deficiencies or material weaknesses, any knowledge of or instances of fraud, and any other known violations to laws, regulations or Company policies.

Information and Communication

•
Establishment of Disclosure Committee - A formal disclosure committee will be established that includes key members of management that have responsibility for disclosure information necessary for periodic reports filed with the SEC. This committee will meet on an as-needed basis as well as prior to the Audit Committee meeting in which the Form 10-K, Form 10-Q or other relevant Exchange Act document will be approved and will conduct follow-up meetings as necessary. The meeting will cover all significant events from the period being reported upon and supporting information. A charter will be developed governing the conduct of this committee and a formal agenda will be distributed prior to each meeting and minutes will be maintained and published for each meeting.

•
Non-recurring transaction reviews - A recurring “NRT” review meeting cadence will be established for key stakeholders within the Company to identify and discuss potentially significant transactions. Meetings will be attended by process owners across various functions or departments, both domestic and international, to promote regular and effective communication between finance and non-finance personnel, and to ensure that information related to significant transactions is communicated timely.

•
Finance Considerations - The Company intends to implement new controls and business practices identified during the control design remediation to enhance communication between finance and other internal groups and ensure information is obtained and applied timely, including:

–
Increased communication between finance and all functions involved in sales, specific to the satisfaction of performance obligations and ultimate recognition of revenue, as well as the termination, modification, or combination of revenue arrangements.

–
Increased communication between finance and all functions involved in the identification, evaluation and execution of significant transactions, especially when such transactions include a sales element.

–
Increased communication between finance and all functions involved in the tracking of capitalized software development costs, to (i) ensure development time is tracked at the appropriate level of precision to match the asset being capitalized, and (ii) confirm the status of features being developed, which drives the recognition of amortization and/or impairment.

•
Information Technology - Based on the results of the control design remediation, the Company intends to design, implement, and review Information Technology General Controls (“ITGCs”) to ensure effectively operating user access management and change management procedures. These controls will mitigate the risk of inappropriate or unrestricted access to Company information, applications and systems.

Monitoring Activities and Risk Assessment

•	Internal Audit Function Assessment - The Company intends to establish a formal Internal Audit function. This function will be responsible for performing the following tasks on a go-forward basis:

–	Performing a formalized risk assessment to identify relevant accounts and assertions, and design control procedures that relate to the relevant risks.

–
Revising the process and internal controls for accurate recording, presentation and disclosure of revenue, and review and approval of complex and non-routine transactions including treatment of goodwill, and capitalization of internally developed software, to require the involvement of appropriately qualified accountants from the corporate Technical Accounting group.

–	Assessing the effectiveness of entity level controls and any enhancements required to strengthen the control environment, such as changes to the whistleblower hotline.

–	Conducting ongoing evaluations of key business processes and ITGCs.

–	Evaluating and communicating deficiencies related to business processes or ITGCs and monitoring the appropriate corrective action, to maintain an effective control environment.

To support the execution of this remediation plan, the Company has also engaged additional external resources to aid and supplement the Company’s existing internal resources.

We believe the foregoing efforts, when fully implemented and operational, will effectively remediate the material weaknesses described above and strengthen our internal control over financial reporting. As we continue to evaluate and work to improve our internal control over financial reporting, we may take additional measures to address these control deficiencies or modify the remediation plan described above. We cannot assure you, however, when we will remediate such weakness, nor can we be certain of whether additional actions will be required.

Changes in Internal Controls Over Financial Reporting

Excluding the changes described above under “Evaluation of Disclosure Controls and Procedures,” including the on-going remediation efforts described above, there were no changes in our internal control over financial reporting during the year ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

The Company’s management, including its Principal Executive Officer and Principal Financial Officer, does not expect that its disclosure controls or its internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in all cost-effective control systems, misstatements due to error or fraud may occur and not be detected.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Synchronoss Technologies, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Synchronoss Technologies, Inc.’s (the Company) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weaknesses described below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.
 A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment. Management has identified pervasive material weaknesses throughout the Company’s internal control processes that involve the control environment, risk assessment, control activity, information and communication, and monitoring components of the COSO framework.
 We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and schedule listed in the Index at Item 15(a)(2). These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2017 consolidated financial statements, and this report does not affect our report dated June 29, 2018, which expressed an unqualified opinion thereon.
 Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
 We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
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
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
 Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP
Iselin, New Jersey
June 29, 2018

ITEM 9B.  OTHER INFORMATION
None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS, KEY EMPLOYEES AND DIRECTORS

Current Executive Officers

The following table sets forth the name, age (as of the date of this Form 10-K) and position of each of our executive officers as of the date of this Form 10-K and December 31, 2017. Information as of June 15, 2018 about the number of shares of Common Stock beneficially owned by each of the individuals designated as an executive officer as of the date of this Form 10-K, whether held directly or indirectly, appears below under the heading “Equity Security Ownership of Certain Beneficial Owners and Management.”

Name	Age	Current Positions
Stephen G. Waldis	51	Executive Chairman and Founder
Glenn Lurie	52	President, Chief Executive Officer and Director
Lawrence Irving	61	Chief Financial Officer and Treasurer
Robert E. Garcia	49	Chief Commercial Officer
Mary Clark	52	Chief Marketing Officer and Executive Vice President, Products
Ronald J. Prague	55	Chief Legal Officer and Secretary
Patrick J. Doran	45	Chief Technology Officer
Kevin Hunsaker	53	Chief People Officer
Christopher Putnam *	48	President and General Manager, Americas
Daniel Rizer **	54	Chief Strategy Officer
*    Mr. Putnam will be leaving the Company effective June 30, 2018.
**    Mr. Rizer left the Company effective March 31, 2018.

Directors

The following table includes the name, age (as of the date of this Form 10-K) position, class and term expiration year for each of our directors and is current as of the date of this Form 10-K. Information about the number of shares of common stock beneficially owned by each director, whether held directly or indirectly, as of the date of June 15, 2018, appears below under the heading “Equity Security Ownership of Certain Beneficial Owners and Management.”

Name	Age	Position	Class	Term Expiration Year
Stephen G. Waldis	51	Executive Chairman of the Board	Class III	2018
Glenn Lurie	52	President, Chief Executive Officer and Director	Class III	2018
William J. Cadogan	69	Director	Class III	2018
Thomas J. Hopkins	61	Director	Class II	2020
James M. McCormick	58	Director	Class I	2019
Donnie M. Moore	69	Director	Class I	2019
Frank Baker	44	Director	(a)	(a)
Peter Berger	67	Director	(a)	(a)
Robert Aquilina	67	Director	Class II	2020
_____________________________________

(a)
Messrs. Baker and Berger (together, the “Series A Directors”) were appointed to the Board on February 15, 2018 in connection with the sale of the Company’s Series A Convertible Participating Perpetual Preferred Stock (the “Series A Preferred Stock”) pursuant to the Company’s Certificate of Designations (the “Series A Certificate”). Pursuant to Section 8(b) of the Series A Certificate, the Series A Preferred Directors are not subject to the classified board of directors provisions of Article VI of the Company’s Restated Certificate of Incorporation and accordingly are not classified into Class I, Class II or Class III and their term only expires pursuant to the terms of the Series A Certificate.

The following paragraphs provide information, as of the date of this Form 10-K, about our executive officers and directors:

Executive Officers

Stephen G. Waldis has served as our Executive Chairman since November 2017, having served as Chairman of the Board of Directors since 2001, as our Chief Executive Officer from 2000 to January 2017 and from April 2017 to November 2017, and as our President from 2000 until 2011. Mr. Waldis also previously served as our Executive Chairman from January 2017 to April 2017. Before founding Synchronoss, Mr. Waldis served as Chief Operating Officer at Vertek Corporation, a privately held professional services company serving the telecommunications industry, from 1994 to 2000. From 1992 to 1994, Mr. Waldis served as Vice President of Sales and Marketing of Logical Design Solutions, a provider of telecommunications and interactive solutions. From 1989 to 1992, Mr. Waldis worked in various technical and product management roles at AT&T. Mr. Waldis received a degree in corporate communications from Seton Hall University. Our Board believes Mr. Waldis’ qualifications to sit on our Board include his extensive experience in the software and services industry, and serving as our Chief Executive Officer and as one of our founders.

Glenn Lurie has served as our President and Chief Executive Officer and a Director since November 2017. Prior to joining Synchronoss, Mr. Lurie held significant leadership and operations positions at AT&T, most recently serving as President and Chief Executive Officer of AT&T’s Mobility and Consumer Operations until his retirement from AT&T in September 2017. Prior to his promotion to President and Chief Executive Officer of AT&T’s Mobility and Consumer Operations, Mr. Lurie served in a number of senior executive roles at AT&T, and led the team responsible for negotiating its exclusive U.S. agreement with Apple Inc. to launch the first iPhone in 2007. Mr. Lurie is active in industry associations and within the community. He most recently served as chairman of the board for the Consumer Technology Industry Association in 2016. Mr. Lurie is a member of the Board of Directors of Avis Budget Group, Inc. Mr. Lurie received a degree in business/marketing from Seattle Pacific University. Our Board believes Mr. Lurie’s qualifications to sit on our Board of Directors include his thirty years of experience in the telecommunications and wireless industries and serving as a senior executive at large software companies.

Lawrence Irving has served as our Chief Financial Officer and Treasurer since April 2017. Mr. Irving was previously Synchronoss’ Chief Financial Officer and Treasurer from July 2001 to April 2014. Before joining Synchronoss, from 1998 to 2001, Mr. Irving served as Chief Financial Officer and Treasurer at CommTech Corporation, a telecommunications software provider that was acquired by ADC Telecommunications. From 1995 to 1998, Mr. Irving served as Chief Financial Officer of Holmes Protection Group, a publicly traded company which was acquired by Tyco International. Mr. Irving is a certified public accountant and a member of the New York State Society of Certified Public Accountants. Mr. Irving received a degree in accounting from Pace University.

Robert E. Garcia has served as our Chief Commercial Officer since November 2017 and previously as our President and Chief Operating Officer from 2007 to November 2017. Prior to that position, Mr. Garcia served in various positions at Synchronoss, including Executive Vice President of Operations and Service Delivery and General Manager of Synchronoss’ western office since joining Synchronoss in August 2000. Before joining Synchronoss, Mr. Garcia was a Senior Business Consultant with Vertek Corporation from January 1999 to August 2000. Mr. Garcia has also held senior management positions with Philips Lighting Company and Johnson & Johnson Company. Mr. Garcia received a degree in logistics and economics from St. John’s University.

Ronald J. Prague has served as our Chief Legal Officer and Secretary since joining Synchronoss in 2006. Before joining Synchronoss, Mr. Prague held various senior positions with Intel Corporation from 1998 to 2006, including as Group Counsel for Intel’s Communications Infrastructure Group. Prior to joining Intel, Mr. Prague practiced law with the law firms of Haythe & Curley (now Torys LLP) and Richards & O’Neil (now Morgan, Lewis & Bockius LLP). Mr. Prague received a Juris Doctor from Northwestern Pritzker School of Law and received a degree in business administration and marketing from Cornell University.

Mary Clark joined Synchronoss in January 2018 as Chief Marketing Officer and Executive Vice President, Product. Prior to joining Synchronoss, Ms. Clark held various executive positions at Syniverse, Inc. from 2009 to January 2018, including Senior Vice President, Roaming Business Unit as well as Chief Marketing Officer. Ms. Clark received a degree in Communications from the University of Delaware.

Patrick J. Doran has served as our Chief Technology Officer since January 2007. Prior to that position, Mr. Doran served in various positions, including Vice President of Research and Development, Chief Architect and Senior Software Engineer, since joining Synchronoss in 2002. Before joining Synchronoss, Mr. Doran was a Senior Development Engineer at Agility Communications from 2000 to 2002, Member of Technical staff at AT&T/Lucent from 1996 to 2000 and a Software Engineer at General Dynamics from 1995 to 1996. Mr. Doran received a degree in Computer and Systems engineering from Rensselaer Polytechnic Institute and a Master’s Degree in Systems and Industrial Engineering from Purdue University.

Kevin Hunsaker has served as our Chief People Officer since joining Synchronoss in March 2016 in connection with our acquisition of Openwave Messaging, Inc. (“Openwave”).  Prior to joining Synchronoss, Mr. Hunsaker was General Counsel and VP of Human Resources of Openwave from July 2015 until Synchronoss’ acquisition of Openwave.   Prior to that, Mr. Hunsaker was Vice President of Human Resources at Deem, Inc. from 2011 to 2015.  Mr. Hunsaker holds a Juris Doctor from Golden Gate University and a Bachelor of Arts from the University of California, Davis.

Daniel Rizer served as our Chief Strategy Officer from November 2017 until he left the Company on March 31, 2018. Prior to that position, Mr. Rizer served as Executive Vice President of Business Development since joining the Company in 2008. Before joining Synchronoss, Mr. Rizer was the Chief Operating Officer for Motricity from 2005 to 2008. Mr. Rizer has also held senior positions with IBM and Accenture. Mr. Rizer received his Bachelor of Science in Operations Management from Auburn University, and received a Master of Science in Management Information Systems from Boston University.

Christopher Putnam has served as our President and General Manager, Americas since November 2017. Prior to that position, Mr. Putnam served in various positions in our sales organization including Executive Vice President of Sales from January 2004 until March 2013 and from October 2013 until November 2017. Mr. Putnam will be leaving the Company on June 30, 2018. Prior to joining Synchronoss, Mr. Putnam served as Director of Sales for Perot Systems’ telecommunications business unit from 1999 to 2004. Mr. Putnam received a degree in communications from Texas Christian University.

Non-Employee Directors

Robert Aquilina has been an Executive Partner (a senior advisory role) for Siris Capital Group, LLC since 2011. Mr. Aquilina was an executive of AT&T, Inc. for 22 years, with his last position being Co-President of AT&T Consumer Services and a member of the Chairman’s Operating Group. Previously within AT&T, Mr. Aquilina held a variety of senior positions including President of Europe, Middle East & Africa; Vice Chairman of AT&T Unisource; Vice Chairman of WorldPartners; and General Manager of Global Data Services. Mr. Aquilina has an M.B.A. from University of Chicago and received a degree in Engineering from The Cooper Union for the Advancement of Science and Art. Our Board believes Mr. Aquilina’s qualifications to sit on our Board include his extensive business experience and his years of experience providing strategic advisory services to complex organizations.

Frank Baker is a Managing Partner of Siris Capital, which he co-founded in 2011and is a board member of all Siris portfolio companies. Mr. Baker has an M.B.A. from Harvard Business School and a degree in Economics from the University of Chicago. Mr. Baker also serves as a trustee of the University of Chicago. Our Board believes Mr. Baker’s qualifications to sit on our Board include his extensive financial expertise and his years of experience providing strategic advisory services to complex organizations.

Peter Berger is a Managing Partner of Siris Capital, which he co-founded in 2011 and is a board member of all Siris portfolio companies. Mr. Berger has an M.B.A. from Columbia University Graduate School of Business and received a degree in Math and Accounting from Boston University. Our Board believes Mr. Berger’s qualifications to sit on our Board include his extensive financial expertise and his years of experience providing strategic advisory services to complex organizations.

William J. Cadogan served as a Senior Managing Director with Vesbridge Partners, LLC, formerly St. Paul Venture Capital, a venture capital firm, from 2001 until 2006. Mr. Cadogan served as Chief Executive Officer and Chairman of the board of directors of Mahi Networks, Inc., a leading supplier of multi-service optical transport and switching solutions, from November 2004 until its merger with Meriton Networks in October 2005. Prior to joining St. Paul Venture Capital in 2001, Mr. Cadogan was Chairman and Chief Executive Officer of ADC, Inc., a leading global supplier of telecommunications infrastructure products and services. Mr. Cadogan received a Bachelor of Arts degree in electrical engineering from Northeastern University and an M.B.A. from the Wharton School at the University of Pennsylvania. Our Board believes Mr. Cadogan’s qualifications to sit on our Board include his experience as a CEO leading complex global organizations, combined with his operational and corporate governance expertise.

Thomas J. Hopkins is a Managing Director of Colchester Capital, LLC, an investment firm. Prior to Colchester Capital, Mr. Hopkins was involved in investment banking, principally at Deutsche Bank (and its predecessor Alex, Brown & Sons), Goldman, Sachs & Co. and Bear Stearns. He began his investment banking career at Drexel Burnham Lambert. Prior to investment banking, Mr. Hopkins practiced law at several law firms. Mr. Hopkins received a Bachelor of Arts degree from Dartmouth College, a juris doctorate from Villanova University School of Law and an M.B.A. from the Wharton School at the

University of Pennsylvania. Our Board believes Mr. Hopkins’ qualifications to sit on our Board include his extensive financial expertise and his years of experience providing strategic advisory services to complex organizations.

James M. McCormick is a founder of Synchronoss, has been a member of our Board since our inception in 2000 and served as our Treasurer from September 2000 until December 2001. Mr. McCormick is founder and Chief Executive Officer of Vertek Corporation. Prior to founding Vertek in 1988, Mr. McCormick was a member of the Technical Staff at AT&T Bell Laboratories. Mr. McCormick received a Bachelor of Science degree in computer science from the University of Vermont and a master of science degree in computer science from the University of California, Berkeley. Our Board believes Mr. McCormick’s qualifications to sit on our Board include his over 25 years in the consulting, telecommunications and services business, as well as being one of our founders.

Donnie M. Moore was Senior Vice President, Finance and Administration and Chief Financial Officer for Cognos Incorporated, a publicly-held company providing business intelligence and performance management solutions, from 1989 until his retirement in 2001. From 1986 to 1989, Mr. Moore was Vice President, Finance and Chief Financial Officer of Cognos. Before joining Cognos, Mr. Moore held various positions at the Burroughs Corporation from 1973 to 1986, including Corporate Director, Plans and Analysis. Mr. Moore holds a Bachelor of Science degree in engineering from the University of Oklahoma and an M.B.A. from the University of Houston. Our Board believes Mr. Moore’s qualifications to sit on our Board include his extensive experience in the software industry and his financial expertise.

CORPORATE GOVERNANCE

Corporate Governance Guidelines

Synchronoss is committed to excellent corporate governance, which we believe helps us to sustain our success and build long-term value for our stockholders. Our Board has adopted Corporate Governance Guidelines (the “Guidelines”) that set forth the framework within which our Board can effectively function and govern our affairs. The Guidelines address, among other things, the composition and responsibilities of our Board, director independence, management succession planning and evaluation, access to information, executive sessions, communication with stockholders, target ownership by and remuneration of our directors, Board committees and selection of new directors. We have also adopted a Code of Business Conduct (the “Code”) that applies to all of our employees, officers (including our principal executive officer, principal financial officer, principal accounting officer, or those serving similar functions) and directors. The Guidelines and Code are available on the Investor Relations section of our website at www.synchronoss.com.

Our Board regularly reviews legal and regulatory requirements, evolving best practices and other developments and may modify, waive, suspend or repeal the Guidelines or Code from time to time as it deems necessary or appropriate in the exercise of our Board’s judgment or in the best interests of our stockholders. If we make any substantive amendments to the Guidelines or the Code, we will promptly disclose the nature of the amendment or waiver on our website to the extent required by applicable law or regulations.

Board Leadership Structure

Consistent with the Guidelines, our Board believes it is important to retain its flexibility to allocate the responsibilities of our Chief Executive Officer (“CEO”) and Chairman of the Board in any way that is in the best interests of our Company based on the circumstances existing at a particular point in time. Our Board believes that it should periodically assess who should serve these roles and whether the offices should be served independently or jointly, and that our Board should not be restricted by any strict policy directive when making these decisions. In addition, our Board continually evaluates its leadership structure to ensure that the Board is structured to address the best interests of our Company and our stockholders as they evolve over time.

Currently and effective as of Mr. Lurie’s appointment in November 2017, our Board has determined that our Company and our stockholders are best served by having Mr. Waldis, one of our founders, serve as our Executive Chairman of the Board, and Mr. Lurie serve as our CEO and a member of our Board. As CEO, Mr. Lurie is the individual with primary responsibility for managing our day-to-day operations, setting our overall business strategy, and ensuring the successful growth of our business. Mr. Waldis’ in-depth experience as our founder and long-time CEO and Chairman of the Board position him well to serve now as our Executive Chairman of the Board, where he will remain on our Board, managing our funnel for sales of new communication and media products, assisting on certain business development activities, and providing other consultative support to the CEO, upon his request.

Independence of Our Board of Directors

Each year, as part of our assessment of director independence, our Nominating/Corporate Governance Committee and our full Board conduct a review of the financial and other relationships between each director, or any of their immediate family members, and our Company, our senior management, companies with whom we have business dealings and our independent registered public accounting firm. Our Board also consults with our legal counsel to ensure that its determinations are consistent with all relevant laws and regulations regarding the definition of independence, including those set forth in pertinent listing standards of the Nasdaq Global Market (“Nasdaq”), as amended from time to time. Consistent with those considerations, after review of all relevant transactions or relationships, our Board has affirmatively determined that all of our directors are independent directors within the meaning of the applicable Nasdaq listing standards except for Stephen G. Waldis, who serves as our Executive Chairman, and Glenn Lurie, who serves as our CEO. Our independent directors meet in regularly scheduled executive sessions where only independent directors are present. Mr. Cadogan presides over those sessions. There are no family relationships among any of our directors or executive officers.

Board of Directors Oversight of Risk Management

Risk is inherent with every business and how well a business manages risk can ultimately determine its success. We face a number of risks, including risks relating to our operations, strategic direction and intellectual property as more fully discussed under the heading “Risk Factors” in this Form 10-K and our other SEC filings. Assessing and managing risk is the responsibility of our management. Our Board oversees management in the execution of its responsibilities and for assessment of our approach to risk management. An overall review and assessment of risk is inherent in our Board’s consideration of our business plans, strategies and other significant developments. Additionally, our Board regularly reviews various risks arising out of transactions and other matters that are presented to our Board and when making decisions impacting us. At least annually, our Board also reviews and analyzes the strategic and operational risks and opportunities that face our Company as a whole, as well as those related to specific areas of our business.

Our Board delegates the oversight of certain categories of risk affecting our Company to designated Board committees, who report their findings to our full Board. Our Audit Committee is responsible for overseeing our Board’s execution of its risk management oversight responsibility, including discussing guidelines and policies governing the process by which our management assess and manage our exposure to major financial risk exposures and the steps management has taken to monitor and control such exposures, based on consultation with our management and independent auditors. Our Audit Committee also annually reviews the audit plan of management, our information technology risks and mitigation strategies, the domestic and international tax function and treasury operations and conformity with ethics and compliance standards. In addition, our Board has delegated to other Board committees the oversight of risks within their areas of responsibility and expertise. For example, our Compensation Committee oversees the risks associated with our compensation practices, including an annual assessment of our compensation policies and practices for our employees.

Board Self-Evaluation

Our Nominating/Corporate Governance Committee oversees a biennial self-evaluation process to analyze and review our Board’s performance and the performance of each of the members of our Board. Our Nominating/Corporate Governance Committee reviews these results and discusses them with our full Board with the intention of utilizing them to enhance our Board’s effectiveness and, if necessary, develop action plans.

Stockholder Communications with Our Board of Directors

Stockholders may communicate with our management and independent directors by sending a letter to Synchronoss Technologies, Inc., 200 Crossing Boulevard, Bridgewater, New Jersey 08807, Attention: Secretary. Each communication should set forth the (i) name and address of the stockholder as they appear on our books and, if the shares of our Common Stock are held by a broker, bank or other agent, the name and address of the beneficial owner of such shares, and (ii) number of shares of our Common Stock that are owned of record by such record holder and/or beneficially by such beneficial owner. Our Secretary will review all communications from stockholders and has the authority to disregard any inappropriate communications or take other appropriate actions with respect to any inappropriate communications. If deemed an appropriate communication, our Secretary will forward it, depending on the subject matter, to the chairperson of a committee of our Board or a particular director, as appropriate.

Board of Directors and Committee Duties

Our Board oversees, counsels and directs management in the long-term interests of our Company and our stockholders. Our Board, individually and through its committees, is responsible for:

•	overseeing the conduct, assessment and other operational risks to evaluate whether our business is being properly managed;

•	reviewing and approving our strategic, financial and operating plans and other significant actions;

•	evaluating the performance of and reviewing and determining the compensation of our CEO and other executive officers;

•	planning for succession for our CEO and monitoring management’s succession planning for other executive officers; and

•	overseeing the processes for maintaining the integrity of our financial statements, public disclosures, and compliance with laws and ethics.

Board Structure and Committees

During 2017, our Board met 31 times and acted once by unanimous written consent. Each director who was a director in 2017 attended at least 75% of the meetings of our Board and of each committee of which he served as a member, except for Mr. Cadogan who did not attend 75% of the meetings of our Audit Committee. Each of our directors who was a director in May 2017 attended our 2017 Annual Meeting of Stockholders. Our Board has established an Audit Committee, a Compensation Committee, a Business Development Committee and a Nominating/Corporate Governance Committee. Our Board has delegated various responsibilities and authority to its committees as generally described below. Our Board has determined that each member of our Audit, Compensation, Business Development and Nominating/Corporate Governance Committees is free of any relationship that would interfere with his individual exercise of independent judgment with regard to us. The following table provides membership, chair and number of meetings information for each of our Board committees during 2017:

Name*	Audit Committee	Compensation Committee	Nominating/Corporate Governance Committee	Business Development Committee
Stephen G. Waldis	-	-	-	M
Glenn Lurie	-	-	-	M
William J. Cadogan	M	C	M	M
Thomas J. Hopkins	M	M	-	C
James M. McCormick	-	M	C	-
Donnie M. Moore	C	-	M	-
Total meetings in year 2017	39	13	1	0
M = Member      C = Chair

*
Messrs. Baker and Berger are excluded from this table as they joined the Board in February 2018. Mr. Baker is a member of our Nominating/Corporate Governance Committee and Business Development Committee. Mr. Berger is a member of our Compensation Committee and Nominating/Corporate Governance Committee. Mr. Berger also attends meetings of our Audit Committee as an observer. Mr. Aquilina is also excluded from this table as he joined the Board in April 2018.

Audit Committee

Our Audit Committee oversees the integrity of our financial statements, compliance with applicable legal and regulatory requirements, effectiveness of our internal controls and audit function, and the qualifications, independence, and performance of our independent registered public accounting firm. Our Audit Committee also discussed with our independent registered public accounting firm the overall scope and plans for their audit and met with them on a regular basis without members of management. Our Audit Committee consults with our management and our independent registered public accounting firm prior to the presentation of financial statements to stockholders and, as appropriate, initiates inquiries into aspects of our financial affairs. In addition, our Audit Committee:

•	reviews our annual audited and quarterly financial statements and SEC reporting;

•
reviews management’s assessment of risk pertaining to our reporting and disclosure controls and monitors our internal controls and audit functions, the results and scope of the annual audit and other services provided by our independent registered public accounting firm and our compliance with legal matters that have a significant impact on our financial statements;

•
establishes procedures for the receipt and treatment of complaints regarding internal accounting controls or auditing matters and the confidential, anonymous submission by our employees of concerns regarding questionable accounting or auditing matters;

•	appoints, compensates, reviews procedures to ensure the independence of and oversees the work of, our independent registered public accounting firm, including approving services and fee arrangements;

•	approves all related transactions;

•	reviews with senior members of our management our policies and practices regarding risk assessment and risk management;

•
reviews periodically the adequacy and effectiveness of our internal and disclosure controls, including our policies regarding compliance with legal, regulatory, code of conduct, ethical and internal auditing standards;

•	reviews earnings press releases prior to issuance; and

•	reviews findings and recommendations of our independent registered public accounting firm and management’s response to their recommendations.

Our Audit Committee of our Board is comprised of the following three directors: Thomas J. Hopkins, William J. Cadogan and Donnie M. Moore (Chair). Effective March 2018, Mr. Berger attends Audit Committee meetings in a non-voting observer capacity. Our Audit Committee met 39 times during 2017. Our Board annually reviews the definition of independence for Audit Committee members set forth in the Nasdaq listing standards and has determined that all members of our Audit Committee are independent (as independence is currently defined in Rule 5605(a)(2) and 5605(c)(2) of the Nasdaq listing standards). In addition to qualifying as independent under the Nasdaq rules, each member of our Audit Committee can read and has a working understanding and comprehension of fundamental financial statements. Our Board has determined that each of Donnie M. Moore and Thomas J. Hopkins is an audit committee financial expert, as defined by Item 407(d) of Regulation S-K based on a qualitative assessment of each of their level of knowledge and experience based on a number of factors, including their respective formal education and experience. The designation does not impose on either Mr. Moore or Mr. Hopkins any duties, obligations or liability that are greater than are generally imposed on them as a member of our Audit Committee and our Board, and their respective designations as Audit Committee financial experts pursuant to this SEC requirement does not affect the duties, obligations or liability of any other member of our Audit Committee or Board. Our Audit Committee charter can be found on the Investor Relations section of our website at www.synchronoss.com.

Compensation Committee

Our Compensation Committee is currently comprised of the following four directors: William J. Cadogan (Chair), James M. McCormick, Thomas J. Hopkins and Peter Berger, each of whom is independent, as currently defined in Rule 5605(a)(2) and 5605(d)(2) of the Nasdaq listing standards. Mr. Berger joined the Compensation Committee in March 2018 and therefore was not involved in any 2017 compensation decisions. In addition, each member of our Compensation Committee is a non-employee director, as defined pursuant to Rule 16b-3 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and an outside director, as defined pursuant to Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). Our Compensation Committee met 12 times during 2017 and acted once by written consent. Our Compensation Committee is charged by our Board to:

•	review and approve our compensation strategy and philosophy;

•	review and approve our annual corporate goals and objectives related to executive compensation and evaluate performance in light of these goals;

•
review and approve policies and all forms of compensation and other benefits to be provided to our employees (including our NEOs), including among other things the annual base salaries, bonus, stock options, restricted stock grants and other incentive compensation arrangements;

•	evaluate our CEO’s performance and determine his salary and incentive compensation;

•	in consultation with our CEO, determine the salaries and incentive compensation of our other executive officers;

•	make recommendations from time to time to our Board regarding non-employee director compensation matters;

•	recommend, for approval by the Board, the adoption or amendment of our equity and cash incentive plans;

•	administer our stock purchase plan and equity incentive plans;

•	oversee the administration of our other material employee benefit plans, including our 401(k) plan; and

•	review and approve other aspects of our compensation policies and matters as they arise from time to time.

A more detailed description of our Compensation Committee’s functions can be found in our Compensation Committee charter, which can be found on the Investor Relations section of our website at www.synchronoss.com.

Our Compensation Committee has also established a Key Employee Equity Awards Committee, with our CEO as the sole member, whose purpose is to approve equity awards to our newly hired and current employees, subject to guidelines previously approved by our Compensation Committee. Our Key Employee Equity Awards Committee acted 14 times in 2017.

In accordance with Nasdaq listing standards, our Compensation Committee, under its charter, may select and retain, and is directly responsible for the appointment, compensation and oversight of, compensation consultants or any other third party to assist in the evaluation of director and officer compensation, as well as any other compensation matters. In addition, our Compensation Committee has the responsibility to consider the independence of these advisers in accordance with applicable law and/or Nasdaq listing standards. Our Compensation Committee has retained Deloitte Consulting LLP (“Deloitte”) as its compensation consultant. In 2017, Deloitte did not perform any services for us other than its services to our Compensation Committee and received no compensation from our Company other than its fees in connection with the firm’s retention as our Compensation Committee’s compensation consultant. Our Compensation Committee assessed the independence of Deloitte pursuant to applicable SEC rules and Nasdaq listing standards and concluded that the work of Deloitte has not raised any conflict of interest. Our Compensation Committee considers the information provided by Deloitte when making decisions with respect to compensation matters, along with information it receives from management and its own judgment and experience. Representatives of Deloitte generally attend regular Compensation Committee meetings and meet with our Compensation Committee without management present. Deloitte serves at the discretion of our Compensation Committee and our Compensation Committee approves the fees paid to Deloitte.

Nominating/Corporate Governance Committee

The current members of our Nominating/Corporate Governance Committee are: Frank Baker, Peter Berger, William Cadogan (Chair) and Thomas Hopkins. Messrs. Baker and Berger joined the committee in February 2018. Our Nominating/Corporate Governance Committee met one time in 2017. All members of our Nominating/Corporate Governance Committee are independent (as independence is currently defined in Rule 5605(a)(2) of the Nasdaq listing standards). In addition, our Nominating/ Corporate Governance Committee:

•	reviews and reports to our Board on a periodic basis with regard to matters of corporate governance;

•
recommends qualified candidates to our Board for election as our directors, including the directors our Board proposes for election by the stockholders at the Annual Meeting and directors nominated by our stockholders;

•
reviews, assesses and makes recommendations on the effectiveness of our corporate governance policies and on matters relating to the practices of directors and the functions and duties of the various Board committees;

•	develops and implements our Board’s biennial self-assessment process and works with our Board to implement improvements in their effectiveness;

•	reviews succession plans periodically with our CEO relating to positions held by elected corporate officers;

•
reviews and makes recommendations to our Board regarding the size and composition of our Board and the appropriate qualities and skills required of our directors in the context of the then current make-up of our Board and our business; and

•	establishes and periodically reviews stock ownership guidelines for our executive officers and directors.

Our Nominating/Corporate Governance Committee charter can be found on the Investor Relations section of our website at www.synchronoss.com.

Our Nominating/Corporate Governance Committee has established procedures for the nomination process and leads the search for, selects and recommends candidates for election to our Board. Consideration of new director candidates typically involves a series of committee discussions, the review of information concerning candidates and interviews with selected candidates. Candidates for nomination to our Board typically have been suggested by other members of our Board or by our executive officers. From time to time, our Nominating/Corporate Governance Committee may engage the services of a third-party search firm to identify director candidates. Our Nominating/Corporate Governance Committee also considers candidates proposed in writing by stockholders, provided those proposals meet the eligibility requirements for submitting stockholder proposals under our amended and restated bylaws and are accompanied by certain required information about the candidate in accordance with our amended and restated bylaws and organizational documents. Candidates proposed by stockholders will be evaluated by our Nominating/Corporate Governance Committee using the same criteria as for all other candidates. Stockholders may contact the Secretary at our principal executive offices for a copy of the relevant bylaw provisions regarding the requirements for making stockholder nominations and proposals.

In considering nominees for our Board, our Nominating/Corporate Governance Committee considers each candidate’s independence, personal and professional integrity, financial literacy or other professional or business experience relevant to an understanding of our business, ability to think and act independently and with sound judgment and ability to serve our stockholders’ long-term interests. These factors, along with others considered useful by our Nominating/Corporate Governance Committee, are reviewed in the context of an assessment of the perceived needs of our Board at a particular point in time. As a result, the priorities and emphasis of our Nominating/Corporate Governance Committee and of our Board may change from time to time to take into account changes in our business and other trends and the portfolio of skills and experience of current and prospective directors. Our Nominating/Corporate Governance Committee has not adopted a formal policy regarding the consideration of diversity in identifying director nominees or in searching for new directors.

Business Development Committee

The current members of our Business Development Committee are: William J. Cadogan, Thomas J. Hopkins (Chair), Glenn Lurie, Stephen G. Waldis and Frank Baker. Mr. Baker joined the Business Development Committee in February 2018. All members of our Business Development Committee other than Messrs. Lurie and Waldis are independent (as independence is currently defined in Rule 5605(a)(2) of the Nasdaq listing standards). Our Business Development Committee did not meet during 2017. Our Business Development Committee reviews certain strategic business development and growth opportunities and recommends those that it determines are in line with our short-term and long-term strategic goals. Our Business Development Committee charter can be found on the Investor Relations section of our website at www.synchronoss.com.

Director Compensation

This section provides information regarding the compensation policies for our non-employee directors and cash amounts paid or equity granted to these directors in 2017. Any director who is also an employee of our Company does not receive any additional compensation for service as a director. For 2017, our non-employee director compensation program consisted of:

Compensable Position / Event	Compensation
Initial Equity Grant	Non-qualified stock option to purchase 30,000 shares(1)
Annual Cash Retainer	$50,000
Annual Equity Grant	Equity awards with an aggregate grant date fair value of $200,000 60% in restricted shares (1) 40% in the form of a non-qualified stock option(1)
Committee Chairperson Retainer	$20,000 (Audit) $15,000 (Compensation) $10,000 (Nominating/Corporate Governance) $10,000 (Business Development)
Committee Member Retainer	$10,000 (Audit) $7,500 (Compensation) $5,000 (Nominating/Corporate Governance) $5,000 (Business Development)
(1)    Options and restricted shares vest one-third each year over three years from the grant date.

Our Compensation Committee annually determines a fixed monetary value of equity awards to be granted to our non-employee directors based on their analysis of the competitive range of the equity granted to directors at our peer group companies and other publicly-available information. The actual number of restricted shares and shares underlying stock options is determined based on the grant date fair value of the equity awards. The stock options have an exercise price equal to the closing price reported on Nasdaq of our Common Stock on the grant date. The annual retainer fees are paid to our directors quarterly at the beginning of each quarter. In addition, we currently have a policy of reimbursing directors for travel, lodging and other reasonable expenses incurred in connection with their attendance at our Board and Committee meetings. The following table sets forth all of the compensation awarded to, earned by, or paid to each person who served as a non-employee director during 2017.

Name*	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Total ($)
William J. Cadogan	85,000	119,998	80,004	285,002
Thomas Hopkins	77,500	119,998	80,004	277,502
James McCormick	64,610	119,998	80,004	264,612
Donnie M. Moore	75,000	119,998	80,004	275,002
_____________________________________________________________________

(1)
The amounts in this column reflect the aggregate grant date fair value of the stock awards computed in accordance with FASB ASC Topic No. 718. See Footnote 3 to the financial statements included in this Form 10-K for a discussion of our assumptions in estimating the fair value of our stock awards.

(2)
The amounts in this column reflect the aggregate grant date fair value of the stock options computed in accordance with FASB ASC Topic No. 718. See Footnote 3 to the financial statements included in this Form 10-K.

*	Messrs. Baker and Berger are excluded from this table as they joined the Board in February 2018. Mr. Aquilina is also excluded from this table as he joined the Board in April 2018.

Director Stock Ownership Guidelines

We have established stock ownership guidelines for our directors to retain an equity stake in the Company to more closely align their interests with those of our stockholders. Each director is required to own the number of shares of our Common Stock with a value equal to three times the annual cash retainer for service on our Board. Ownership is calculated annually based on the closing sales price of our Common Stock on Nasdaq for the last trading day in the prior year. Any newly elected director has three years from the date of his or her election to achieve the targeted equity ownership level. As of December 31, 2017, each of our then directors owned at least the number of shares of our Common Stock required by these guidelines based on the price of our Common Stock on such date.

Limitation of Liability and Indemnification

As permitted by Section 145 of the Delaware General Corporation Law, our amended and restated bylaws provide that we are authorized to (i) enter into indemnification agreements with our directors and officers and (ii) purchase directors’ and officers’ liability insurance, which we currently maintain to cover our directors and executive officers. The form of indemnification agreement with our directors provides that we will indemnify each director against any and all expenses incurred by that director because of his status as one of our directors, to the fullest extent permitted by Delaware law, our restated certificate of incorporation and amended and restated bylaws. In addition, the form agreement provides that, to the fullest extent permitted by Delaware law, but subject to various exceptions, we will advance all expenses incurred by our directors in connection with a legal proceeding. Our restated certificate of incorporation and bylaws contain provisions relating to the limitation of liability and indemnification of directors. The restated certificate of incorporation provides that our directors will not be personally liable to us or our stockholders for monetary damages for any breach of fiduciary duty as a director, except for liability:

•
for any breach of a director’s duty in respect of unlawful (i) payments of dividends or (ii) stock repurchases or redemptions as provided in Section 174 of the Delaware General Corporation Law and the breach of a director’s duty of loyalty to us or our stockholders;

•	for any transaction from which the director derives any improper personal benefit; and

•	for acts or omissions not in good faith or that involve intentional misconduct or a knowing violation of law.

Our restated certificate of incorporation also provides that if Delaware law is amended after the approval by our stockholders of our restated certificate of incorporation to authorize corporate action further eliminating or limiting the personal liability of directors, then the liability of our directors will be eliminated or limited to the fullest extent permitted by Delaware law. The foregoing provisions of the restated certificate of incorporation are not intended to limit the liability of directors or officers for any violation of applicable federal securities laws. As permitted by Section 145 of the Delaware General Corporation Law, our restated certificate of incorporation provides that we may indemnify our directors to the fullest extent permitted by Delaware law and the restated certificate of incorporation provisions relating to indemnity may not be retroactively repealed or modified so as to adversely affect the protection of our directors.

Risk Management Considerations

Each year, our Compensation Committee reviews our compensation practices and policies for all employees, including our NEOs, and assesses whether they have the potential to incentivize employees without taking risks that are reasonably likely to have a material adverse effect on our Company. Since our annual performance-based bonus and equity programs are designed to align our employees’ compensation with both our short- and long-term business objectives and performance, and therefore enhance stockholder value, our Compensation Committee believes that our compensation practices and policies discourage behavior that leads to excessive risk-taking. Therefore, our Compensation Committee believes our practices and policies will promote balanced risk management and are not likely to have a material adverse effect on our Company. Set forth below are the key risk-balancing elements of our compensation practices and policies:

Financial Performance Measures
The ranges set for financial performance measures are designed to reward success without encouraging excessive risk taking. Pursuant to our performance-based equity plan, the number of performance-based restricted shares to be issued is customarily based on our financial performance over a three-year period. There are maximum payouts under our cash incentive plan and the performance-based restricted shares, which help mitigate risk.

Equity Vesting Periods
Time-based restricted shares typically vest over three years, while stock options typically vest over four years. The performance-based restricted shares are earned and vest upon determination of the achievement of our performance metrics established for the performance period. The vesting of the equity awards is designed to reward continued service with us, increases in our stock price and achievement of corporate goals designed to enhance stockholder value.

Equity Retention Guidelines
NEOs are required to acquire within five years of becoming an executive officer, and hold while they are executive officers, shares (vested and unvested) having a value of at least three times, or five times in the case of our CEO, their respective base salaries.

No Hedging	NEOs are not permitted to enter into any transaction designed to hedge, or having the effect of hedging, the economic risk of owning our securities.

Financial Restatement, Recoupment and Related Policies
As part of our Code of Business Conduct, we will investigate all reported instances of questionable or unethical behavior of a director, NEO or other employee and, where improper behavior or failure to act is found to have occurred, will take appropriate action up to and including termination. If an investigation uncovers that an individual has committed fraud or other improper acts that causes our financial statements to be restated or otherwise affected, our Board has discretion to take immediate and appropriate disciplinary action with respect to that individual up to and including termination. Our Board also has discretion to pursue whatever legal remedies are available to prosecute that individual to the fullest extent of the law and may seek to recoup or recover any amounts he or she inappropriately received as a result of his or her improper actions, including but not limited to any annual or long term incentives that he or she received to the extent the individual would not have received that amount had the improper action not been taken.

Compensation Committee Interlocks and Insider Participation

During the year ended December 31, 2017, William J. Cadogan (Chair), James M. McCormick and Thomas J. Hopkins served as members of our Compensation Committee. None of the members of our Compensation Committee was an officer or employee of our Company at any time during 2017 and none of the members of our Compensation Committee has ever served as an officer of our Company or had any relationship with us requiring disclosure herein. None of our executive officers currently serves, or in the past fiscal year has served, as a member of the board of directors or compensation committee of any other entity that has one or more executive officers serving as a member of our Board or Compensation Committee.

Section 16(a) Beneficial Ownership Reporting Compliance

We believe that, during the fiscal year ended December 31, 2017, all of our directors, executive officers subject to Section 16 of the Exchange Act and greater than 10% stockholders complied with all applicable Section 16(a) filing requirements. In making these statements, we have relied upon a review of the copies of Section 16(a) reports furnished to us and the written representations of our directors, NEOs and certain of our greater than 10% stockholders.

ITEM 11.  EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS

COMPENSATION DISCUSSION AND ANALYSIS

This section discusses our compensation philosophy, summarizes our compensation programs and reviews compensation decisions for our Named Executive Officers (our “NEOs”) for the fiscal year ended December 31, 2017 and includes compensation paid to the following individuals who constitute our NEOs for 2017:

Named Executive Officer	Title as of December 31, 2017
Glenn Lurie (1)	Chief Executive Officer
Stephen Waldis (1)	Executive Chairman, Former Chief Executive Officer & Founder
Ronald Hovsepian (1)	Former Chief Executive Officer
Lawrence Irving (2)	Chief Financial Officer
John Frederick (2)	Former Chief Financial Officer
Karen Rosenberger (2)	Former Chief Financial Officer
Robert E. Garcia	Chief Commercial Officer
Christopher S. Putnam (3)	President and General Manager, Americas
Daniel Rizer (4)	Chief Strategy Officer

(1)
On December 5, 2016, we entered into an Agreement and Plan of Merger that provided for our acquisition of all of the outstanding shares of common stock of Intralinks through a tender offer (the “Intralinks Transaction”). On January 19, 2017, we acquired all of the outstanding shares of common stock of Intralinks Holdings Inc. (the “Intralinks Transaction”) and Intralinks became a wholly owned subsidiary of our Company. Upon the closing of the Intralinks Transaction, we appointed Ronald W. Hovsepian as Synchronoss’ Chief Executive Officer and a member of our Board. In addition, on January 19, 2017, Stephen G. Waldis resigned from his position as Chief Executive Officer of our Company and was appointed our Executive Chairman of the Board. Mr. Hovsepian resigned as our Chief Executive Officer on April 27, 2017, Mr. Waldis was again appointed as our Chief Executive Officer until November 13, 2107 when he stepped down and Mr. Lurie was appointed as our Chief Executive Officer and Mr. Waldis was appointed our Executive Chairman as of the same date.

(2)
Ms. Rosenberger resigned as Chief Financial Officer effective February 27, 2017. Ms. Rosenberger remained employed with us through April 1, 2017. Mr. Frederick served as our Chief Financial Officer from February 27, 2017 until he resigned on April 27, 2017 at which time Mr. Irving was appointed as our Chief Financial Officer.

(3)	Mr. Putnam resigned as President and General Manager, Americas, effective June 30, 2018.
(4)	Mr. Rizer resigned as Chief Strategy Officer, effective as of March 31, 2018, and is no longer employed by our Company.

Executive Summary

Our executive compensation philosophy and programs are designed to attract, retain and motivate high-quality executives who possess diverse skills and talents required to help us achieve our short and long-term financial and strategic goals. Our executive compensation programs are designed to foster a performance-oriented culture that aligns our executives’ interests with those of our stockholders over the long term. To provide for this alignment of interests, our compensation programs provide that 75% of our CEO’s and 69% of our NEOs’ targeted compensation is tied to long-term, equity-based incentives. By tying a majority of our NEOs’ targeted compensation to equity-based incentives our NEOs need to increase our common stock’s value in order to realize any value related to our stock options and performance-based restricted stock. In an effort to further provide for performance-based equity awards approximately 66% of the total 2017 equity grants to each of our NEOs, other than our CEO, are either options to purchase our common stock or restricted stock subject to a performance-based vesting. Accordingly, we believe that the compensation of our NEOs is both appropriate for and responsive to the goal of improving shareholder value, as the majority of each NEO’s compensation is allocated to performance-based incentives.

In 2017, we experienced changes in our business strategy, various management changes, and the acquisition and subsequent divestiture of Intralinks, and the divestiture of our activation exception handling business in December 2016. Our Compensation Committee discussed with Deloitte, our independent compensation consultant, alternative methods of granting compensation to our NEOs in light of these significant items. Accordingly, our Compensation Committee, with the recommendation of Deloitte, made various modifications to our historical executive compensation plans, due to the difficulty to forecast the Company’s performance in future years, as further described below. For example, the 2017-2019 long-term incentive plan was revised to only include metrics for 2017, which ultimately resulted in our NEOs receiving no payment under this plan as a result of our financial results for 2017. Our 2015-2017 long-term incentive plan and 2016-2018 long term incentive plans were also modified to account for these changes, and as a result the NEOs have and will receive reduced amounts under these plans. In 2018, our Compensation Committee approved the 2018-2020 long-term incentive plan, which is based on the Company’s financial performance over a three-year period.

In addition, in recognition of the uncertainty related to the significant shift in our business strategy in the middle of 2017, changes in our senior leadership team and to retain our NEOs and certain other key employees, which our Compensation Committee believed were important to the Company’s future success, our Compensation Committee approved an executive retention bonus plan. The executive retention bonus plan provides our NEOs and other senior executive officers with an opportunity to earn cash and equity incentives provided the NEO is continuously employed by the Company (unless terminated by the Company without cause) through July 2019. Additionally, to incentivize the executives to enhance shareholder value, additional incentives were built in to the plan to reward the NEOs for the growth of the price of our common stock.  Both Mr. Waldis, who was our CEO when the retention bonus plan was adopted in July 2017, and Mr. Lurie do not participate in the retention bonus plan.

In November 2017, we hired Glenn Lurie, a long-term executive at AT&T, as our new CEO, replacing Stephen Waldis who was our interim CEO after Ronald Hovsepian left the Company.  At the time of hiring, Mr. Lurie had several alternative career opportunities based on the competitive landscape and his unique skill set and, as a result, the Board approved a compensation package above the 50th percentile of CEO’s at our peer group companies, including a one-time grant of 1,000,000 stock options.  We believe hiring Mr. Lurie as our CEO was a key move towards moving the Company in the right direction for long-term growth and therefore we believe his compensation was commensurate with his experience and contributions he will make towards the Company’s future.

2017 Compensation Program Highlights

Our executive compensation program is designed to attract, retain and motivate high-quality executives and drive the creation of long-term shareholder value by tying a significant portion of executives’ compensation to Company and individual performance. Our compensation philosophy and programs are designed to achieve the following objectives:

Pay for Performance
Provide a strong relationship of pay to performance through:
• Performance-based cash bonus tied primarily to achievement of corporate short-term financial goals and individual performance.
• Equity awards that derive value based on the performance of our Common Stock and, in the case of performance-based stock awards, the achievement of pre-determined, objective financial and business goals.

Emphasis on Variable Compensation
• Total compensation is heavily weighted toward incentive compensation (i.e., annual cash bonuses and long-term equity incentives).
• Annual performance-based cash bonuses focus our NEOs on key short-term financial goals.
• Stock options and time-based and performance-based restricted shares incentivize our NEOs to focus on sustainable, long-term stockholder value creation. The value realized by our NEOs depends substantially on our long-term performance, achievement of our strategic goals and the value of our Common Stock, which we believe aligns our NEOs’ interests with the long-term interests of our stockholders.

Fixed Compensation Component
• Provide base salary based on our Compensation Committee’s general understanding of current competitive compensation practices, the role in which a NEO serves and the NEO’s responsibilities, length of tenure, internal pay equity and individual performance.

The following highlights some of the key components of our pay for performance policies and practices:

At-Risk Compensation	A majority of the compensation of our Chief Executive Officer and our other NEOs is “at-risk” and tied to Company performance over the short- and/or long-term.
Incentive Award Metrics	Establish and approve challenging performance metrics for incentive plans tied to key Company performance indicators.
Performance Equity Plan	The number of performance-based restricted shares earned is based on our financial performance over a specified period, aligning our NEOs’ interests with the long-term interests of our stockholders.
Time-Based Equity Vesting	Equity awards subject to time-based vesting vest incrementally over three or four years to promote retention.
Stock Ownership Guidelines	Maintain stock ownership guidelines to support the alignment of interests between our NEOs and stockholders.
No Hedging	Prohibition of hedging exposure of, or interest in, our Common Stock.

Our Compensation Committee oversees the design and administration of the compensation programs for all our employees and approves the individual compensation of our NEOs. For 2017, our Chief Executive Officer assessed the performance of our NEOs (other than himself), consulted with other members of management and made recommendations to our Compensation Committee regarding the amount and the form of the compensation of our NEOs and other key employees, including the performance goals, weighting of goals, and equity compensation awards of NEOs. Our Chief Executive Officer was not present during discussions regarding his compensation.

2017 Executive Compensation Program

Cash Incentive Compensation

For our NEOs’ Annual Cash Incentive Bonuses in 2017, our Compensation Committee approved the following metrics:

•25% based on the Company’s non-GAAP revenue* for 2017;
•25% based on the Company’s non-GAAP recurring revenue* for 2017;
•30% based on the Company’s non-GAAP EBITDA for 2017; and
•20% based on the Company’s free cash flow for 2017.

*
These financial measures are non-GAAP measures and should not be reviewed in isolation or as substitutes for our financial results as reported in accordance with GAAP. As there was no payment, we have not included a reconciliation of these non-GAAP financial measures to the applicable GAAP financial measures.

Our Compensation Committee believes that non-GAAP revenue, non-GAAP EBITDA, non-GAAP recurring revenue and free cash flow are four metrics that accurately value our Company on both a short- and long-term basis and are targeted to emphasize strong growth on gross revenue and managing expenses. Based on the feedback received as part of our stockholder outreach program, several of these are the key metrics many of our stockholders use in their valuation of our Company. As such, our NEOs are focused on growing non-GAAP revenue non-GAAP EBITDA, non-GAAP recurring revenue and free cash flow, which we believe is aligned with our stockholders’ perspective on our Company’s ability to grow and succeed in the short- and long-term. For Mr. Putnam 40% of his 2017 Annual Cash Incentive Bonus was to be based on the above Company objectives, and 20% based on each of the non-GAAP revenue, non-GAAP EBITDA and recurring revenue of the Company other than the same metrics of the Enterprise Business Unit (“EBU”).

Long-term Incentive Compensation

Our Compensation Committee awards time-based restricted shares, stock options and performance-based restricted shares to our NEOs as the long-term incentive compensation component of their compensation, targeting an annual mix of one-third for each of these types of equity awards (based on grant date fair value). The number of stock options, target number of performance-based restricted shares and number of time-based restricted shares granted to our NEOs is based on our Compensation Committee’s general understanding of competitive pay practices, our CEO’s recommendations (except for his own) and other factors our Compensation Committee deemed appropriate.

2015-2017 Performance Shares

Our 2015-2017 long-term equity incentive plan was originally designed to reward financial and strategic performance during a three-year period from 2015 through 2017, and the restricted shares granted under the long-term incentive plan (the “2015-2017 Performance Shares”) were originally to be earned and vest based on achievement of pre-determined performance criteria during that period. In 2017, we experienced changes in our business strategy, various management changes and our acquisition of Intralinks and the divestiture of our activation exception handling business in December 2016. Our Compensation Committee discussed with Deloitte, our independent compensation consultant, alternative methods of granting compensation to our NEOs and measuring performance for open performance awards in light of these significant items. Accordingly, in 2017, our Compensation Committee, with the recommendation of Deloitte, agreed to modify the 2015-2017 long-term equity incentive plan by basing the performance metrics solely on our Company’s performance in 2015 and 2016. Our NEOs were still required to remain employed by the Company through February 2018 in order to vest in the shares. Our Compensation Committee approved the following revised performance metrics for the 2015-2017 Performance Shares:

•	60% are earned based on the non-GAAP revenue* of our Company in 2015 and 2016;

•	30% are earned based on the non-GAAP EBITDA as a percentage of non-GAAP revenue* of our Company in 2015 and 2016; and

•	10% are earned based on the revenue of our Cloud business in 2015 and 2016.

*
These financial measures are non-GAAP measures and should not be reviewed in isolation or as substitutes for our financial results as reported in accordance with GAAP. Please see Appendix A for an explanation and reconciliation of these non-GAAP financial measures to the applicable GAAP financial measures.

2016-2018 Performance Shares

Our 2016 long-term equity incentive plan was originally designed to reward financial and strategic performance during a three-year period from 2016 through 2018, and the restricted shares granted under the 2016 long-term incentive plan (the “2016-2018 Performance Shares”) were originally to be earned and vest based on achievement of pre-determined performance criteria during that period. In 2017, for the same reasons discussed above, our Compensation Committee, with the recommendation of Deloitte, agreed to modify the 2016-2018 long-term equity incentive plan by approving that (i) one-third of the 2016-2018 Performance Shares would be awarded based on our Company’s performance in 2016 and (ii) two-thirds of the 2016-2018 Performance Shares would be awarded based on our Company’s future performance in 2017 and 2018. Our NEOs are required to remain employed by the Company through February 2019 in order to vest in the shares. Our Compensation Committee approved the following revised performance metrics for the 2016-2018 Performance Shares:

For 2016, the Committee kept the metrics the same percentage as originally approved:

•	60% are earned based on the non-GAAP revenue* of our Company in 2016;

•	30% are earned based on the non-GAAP EBITDA as a percentage of non-GAAP revenue* of our Company in 2016; and

•	10% are earned based on the Enterprise Business Unit non-GAAP revenue*.

For 2017 and 2018, the Committee revised the percentages as follows:

•	40% are earned based on the non-GAAP revenue* of our Company in 2017 and 2018;

•	40% are earned based on the non-GAAP EBITDA as a percentage of non-GAAP revenue* of our Company in 2017 and 2018; and

•	20% are earned based on the recurring revenue in 2017, and provided that the Committee had discretion to determine an appropriate 2018 metric.

*
These financial measures are non-GAAP measures and should not be reviewed in isolation or as substitutes for our financial results as reported in accordance with GAAP. Please see Appendix A for an explanation and reconciliation of these non-GAAP financial measures to the applicable GAAP financial measures.

2017-2019 Performance Shares

Our 2017 long-term equity incentive plan is designed to reward financial and strategic performance during the twelve-month period ended December 31, 2017, and the restricted shares granted under the 2017 long-term incentive plan (the “2017-2019 Performance Shares”) are earned and vest based on achievement of pre-determined performance criteria during that period. Although in prior years, the executive long-term incentive plan was based on a three-year period, for the same reasons discussed above, in 2017, our Compensation Committee approved that the 2017-2019 Performance Shares be based on the following performance metrics based only on the financial performance of our Company in 2017 and not over a three-year period. The NEOs were required to remain employed by our Company through March 2019 and 2020 in order to vest in the shares:

•	40% are earned based on non-GAAP revenue* of our Company for the year ended December 31, 2017;

•	40% are earned based on non-GAAP EBITDA* for the year ended December 31, 2017; and

•
20% are based on recurring revenue for the year ended December 31, 2017 (provided that if the non-GAAP revenue metric was not met, executives would not be eligible for any shares solely based on the recurring revenue metric).

*
These financial measures are non-GAAP measures and should not be reviewed in isolation or as substitutes for our financial results as reported in accordance with GAAP. Please see Appendix A for an explanation and reconciliation of these non-GAAP financial measures to the applicable GAAP financial measures.

In 2018, the Compensation Committee approved the 2018-2020 long term incentive plan which is based on the Company’s financial performance over a three-year period.

2017 Say on Pay Vote

At our 2017 Annual Meeting of Stockholders, approximately 96% of the shares voted were cast in favor of the advisory vote on executive compensation. We continuously strive to maintain a high level of stockholder support for our executive compensation program and, in 2017, met with several of our largest stockholders and solicited their feedback on our executive compensation policies. Our Compensation Committee evaluates our executive compensation program each year with the goal of ensuring it is in line with our stockholders’ interests. We encourage stockholders to take into account the continuous changes to our executive compensation program over the last several years in considering the advisory vote presented below including, among other things, designing a new, updated compensation philosophy, adding different performance metrics for our short-term and long- term incentive plans, enhancing our executive stock ownership guidelines and our annual stockholder outreach program.

Compensation Consultant

Our Compensation Committee’s compensation consultant generally attends regular Compensation Committee meetings and meets with our Compensation Committee without management present. When making decisions with respect to compensation matters and in an effort to gain a better understanding of the competitive landscape, our Compensation Committee considers various analyses prepared by its compensation consultant, along with information it receives from management and its own judgment and experience. Since 2013, our compensation consultant has been Deloitte Consulting LLP (“Deloitte”).

Peer Group

Our Compensation Committee generally reviews executive compensation survey and proxy data from technology companies that have similar software/services business models or operate in the mobile networking space, are of similar financial size and are representative of the organizations with which we compete with for our executive talent. Our Compensation Committee, based in part on advice from Deloitte, identified and approved the following companies that fit some or all of these criteria as our peer group for purposes of 2017 executive compensation decisions:

BroadSoft, Inc.	Guidewire Software Inc.	NeuStar, Inc.
Blackbaud, Inc.	Interactive Intelligence Group, Inc.	Pegasystems, Inc.
Bottomline Technologies Inc.	J2 Global, Inc.	Progress Software Corp.
CommVault Systems, Inc.	LogMeIn, Inc.	Proofpoint, Inc.
Cornerstone OnDemand Inc.	Medidata Solutions, Inc.	Infoblox, Inc.
Fleetmatics Group PLC	MicroStrategy, Inc.	The Ultimate Software Group

Our peer group was updated in October 2016 to reflect the acquisition of SolarWinds, Inc. in the same year. Our Compensation Committee added Broadsoft, Inc., Infloblox, Inc. and Proofpoint, Inc. as peer group companies based on the similarities of their business offerings, financial profile, and market capitalization with those of our Company. As a result of these changes, we believe the peer group utilized for purposes of 2017 executive compensation decisions was representative of companies that we compete with for executive talent. When making compensation decisions for our NEOs, our Compensation Committee also reviews published survey and peer group compensation data for other software/services companies. As we continue to grow as a company, competitive market practices become an increasingly important factor in our Compensation Committee’s decision-making process, although the Committee’s decisions are not entirely based upon these factors and it is not bound by any target specific compensation levels derived from peer group data. Rather, our Compensation Committee reviews and considers the peer group and other survey data to obtain a general understanding of current competitive compensation practices. Additionally, our Compensation Committee reviews the peer group and survey data to gain a general understanding of competitive pay practices allows our Compensation Committee to accomplish our goal of paying our NEOs what is appropriate and necessary to attract qualified and committed executives while incentivizing achievement of our corporate goals while conserving cash and equity.

Principal Elements of Compensation

Our executive compensation program has the following principal elements: base salary, annual cash incentive bonuses, equity awards and severance and change in control benefits. For base salary, annual cash bonuses and equity awards for our executive officers, generally our Company’s compensation philosophy is to evaluate individual experience and contribution, as well as corporate performance, and then factor in competitive market analysis. The markets we are serving are narrow and highly competitive for large-scale implementations leveraging unique technologies. With respect to all compensation components, we generally target pay to be competitive with the median of our peer group and the markets for which we compete for talent. We seek to drive our Company to over-perform the market in the long term, we believe that to ensure an appropriate pay-for-performance alignment, it may be appropriate for our Compensation Committee to approve compensation levels for individual executives that may be above or below target pay for similar positions based on experience, individual contribution, and corporate performance. Additionally, our Compensation Committee may exercise discretion to issue one-time equity awards where appropriate to ensure alignment with key strategic business initiatives. The following table sets forth the primary compensation elements used by our Company and the objectives of each element:

Base Salary	Objective:

Our Compensation Committee sets base salaries with the intent to attract and retain executives, reward satisfactory performance and provide a minimum, fixed level of cash compensation to compensate NEOs for their day-to-day responsibilities.

Key Features:
	•	Executive base salaries are initially determined as a result of negotiation between the executive and our management in consultation with, and subject to the approval of, our Compensation Committee.
•
Our Compensation Committee reviews base salaries annually and has discretion to provide increases based on its understanding of current competitive pay practices, promotions, our Chief Executive Officer’s recommendation (except in the case of his own salary), changes in responsibilities and performance, annual budget for increases, our overall financial and operational results, the general economy, length of tenure and internal pay equity and other factors our Compensation Committee deems appropriate.

Process:
	•	At the end of each calendar year, our Chief Executive Officer recommends base salaries for executives other than himself for the following calendar year.
	•	Our Compensation Committee reviews proposed base salary changes and competitive market data with input from its compensation consultant.
	•	Our Compensation Committee approves base salaries for our NEOs.
	•	Our Compensation Committee reports base salary determinations to our full Board.

Annual Cash	Objective:
Incentive Bonus
Annual cash incentive bonuses are awarded under a performance-based compensation program and are designed to align the interests of our NEOs and stockholders by providing compensation based on the achievement of pre-determined corporate and/or business goals and individual performance.

Key Features:
•
Each year, the target bonus for each NEO is set by our Compensation Committee based on the provisions of each NEO’s employment agreement or executive plan, our Chief Executive Officer’s recommendation (except in the case of his own target), internal pay equity, our Compensation Committee’s general understanding of current competitive pay practices and other factors it deems appropriate.

•
At least 90% of the incentive compensation for our NEOs other than Mr. Putnam is based on achievement of certain objective corporate financial goals established and approved by our Compensation Committee at the start of the year. Because Mr. Putnam is responsible for our worldwide sales, our Compensation Committee determined that 40% of his cash incentive bonus would be determined based on the Company metrics, with the remaining 60% of his cash incentive determined based on business unit performance.

•
If we achieve results that are below certain threshold levels, these NEOs receive no cash incentive bonus, while results that are above certain threshold levels result in cash incentive bonuses above target levels.

Process:
	•	Our Compensation Committee participates in our Board’s review of our annual operating plan at the beginning of the year.
	•	Our Chief Executive Officer recommends bonus targets as a percentage of base salary for each NEO other than himself.
	•	Our management recommends financial and other performance measures, weightings and ranges.
•
Our Compensation Committee reviews proposed bonus targets, performance measures and ranges provided by management and competitive market data, with input from its compensation consultant, approves bonus targets, performance measures and ranges that it believes establish appropriately challenging goals.

	•	After the end of the fiscal year, our management presents the Company’s financial results to our Board.

	•	Our Chief Executive Officer recommends the individual component award for each of our NEOs other than himself.
	•	Our Compensation Committee reviews the results and determines whether to make any adjustments to the recommendations and then approves each NEO’s bonus award.
	•	Our Compensation Committee reports bonus award determinations to our full Board.

Equity Awards	Objectives:

Our Compensation Committee structures equity awards to align our NEOs’ interests with those of our stockholders, support retention and motivate NEOs to achieve our financial, strategic and operational goals. Equity awards include stock options and time-based and performance-based restricted shares.

Key Features:
•
Our Compensation Committee grants stock options and time-based and performance-based restricted shares to our NEOs with a grant date fair value determined based on our Compensation Committee’s general understanding of current competitive pay practices, our CEO’s recommendation (except in the case of his own awards), recommendations from our compensation consultant, internal pay equity, evaluation of each NEO’s performance, and other factors our Compensation Committee deems appropriate.

	•	Long-term incentive awards are allocated, based on grant date fair value, as follows (with vesting terms that generally extend up to four years):
o One-third stock options
o One-third time-based restricted shares
o One-third performance-based restricted shares
•
Our Compensation Committee believes this mix provides NEOs with a balanced retention and performance opportunity and serves to closely align our NEOs’ long-term objectives with those of our stockholders.

•
Each performance-based restricted share award has a target number of shares to be earned typically following completion of a three-year performance period based on the achievement of certain pre-established Company performance criteria. The performance-based restricted shares are earned and vest based on continued service for the applicable period if the relevant performance criteria are achieved.

Process:
	•	In the first fiscal quarter, our Chief Executive Officer recommends grant date fair values of awards for executives other than himself.
•
Our Compensation Committee reviews proposed performance measures and ranges provided by management and competitive market data and, with input from its compensation consultant approves performance measures and ranges that it believes establish appropriately challenging goals.

	•	Our Compensation Committee approves the number of time-based shares underlying stock options and the target number of time-based and performance-based restricted shares granted to our NEOs.
	•	Our Compensation Committee reports equity award determinations to our full Board.
	•	Our Compensation Committee reviews the financial performance of our Company for the relevant performance period and determines the amount of earned shares.

Severance and Change in Control Benefits	Objectives:

Severance and change in control benefits are included in each NEO’s employment agreement in order to promote stability and continuity of our senior management team in the event of a potential change in control and/or an involuntary termination. Our Compensation Committee believes these provisions help to align our NEOs’ interests appropriately with those of our stockholders in these scenarios.

Key Features:
•
Events triggering payment require a termination of our NEOs’ employment by our Company without cause or by the executive for good reason. Executives are entitled to enhanced benefits if the qualifying termination occurs during a specified period following a change in control (i.e., double-trigger).

	•	Change in Control benefits do not include excise tax gross-ups.

•
Our Compensation Committee has determined these termination-related benefits are appropriate to preserve productivity and encourage retention in the face of potentially disruptive circumstances. These agreements also include restrictive covenants that help protect our Company from competition and solicitation of employees and customers.

•	Each NEO will only be eligible to receive severance payments if he or she signs a general release of claims following an eligible termination.

Chief Executive Officer Compensation

During 2017, there were several changes in our executive management team. In connection with the Intralinks Transaction, Mr. Waldis stepped down as our Chief Executive Officer on January 19 2017 and was appointed Executive Chairman of our Board and Mr. Hovsepian was appointed as our Chief Executive Officer. When Mr. Hovsepian resigned as our Chief Executive Officer on April 27, 2017, Mr. Waldis was again appointed as our Chief Executive Officer and served in that role until November 13, 2017. On November 13, 2017, Mr. Lurie was appointed as our Chief Executive Officer and Mr. Waldis remained as Executive Chairman of our Board. Mr. Lurie was a long-term executive at AT&T and at the time of hiring he had several alternative career opportunities based on the competitive landscape and his unique skill set, and as a result, our Board approved a compensation package above the 50th percentile of CEO’s at our peer group companies, including a one-time grant of 1,000,000 stock options.  We believe hiring Mr. Lurie as our CEO was a key move towards moving the Company in the right direction for long-term growth and therefore we believe his compensation was commensurate with his experience and contributions he will make towards our Company’s future.

Pay Mix

In keeping with our results-driven culture, our Compensation Committee expects our NEOs to deliver superior performance in a sustained fashion and believes that a substantial portion of their overall compensation should be at-risk and tied to our short-term and long-term performance. As shown below, 75% of our CEO’s targeted compensation and 69% of the average targeted compensation of our other NEOs for 2017 was tied to long-term, equity-based incentives.

2017 Compensation Decisions

In determining the criteria for our NEOs’ incentive compensation, our Compensation Committee considers a variety of factors, including alignment of our NEOs’ compensation with our stockholders’ returns, and from time to time may adjust these factors or performance metrics based on our Company’s fundamental transactions. On the corporate level, our Compensation Committee selected non-GAAP revenue, non-GAAP EBITDA, non-GAAP recurring revenue and free cash flow, four metrics that the Committee believes appropriately values our Company on both a short- and long-term basis and are targeted to emphasize strong growth on gross revenue while also managing our earnings per share. Based on feedback received as part of our stockholder outreach program, these are also four of the key metrics we believe our stockholders use in their valuation of our Company. As a result, our NEOs are focused on growing non-GAAP revenue, non-GAAP recurring revenue, free cash flow and non-GAAP EBITDA, which we believe is aligned with our stockholders’ perspective on our Company’s ability to grow and succeed on the short- and long-term.

Base Salary

Base salaries for our NEOs are reviewed and may be adjusted annually. Base salary may also be adjusted during the year upon promotion or based on internal equity or external market conditions. Our Compensation Committee makes these decisions after reviewing the recommendation of our Chief Executive Officer (except as it concerns his own salary) and our Chief People Officer, and consulting with our compensation consultant. Based on this review, the Compensation Committee did not approve any cost of living increases to our named executive officers after December 31, 2017.

The table below sets forth each of our NEOs’ 2017 base salary compared to his respective 2016 base salary:

	2016	2017
Name	Base Salary	Base Salary
Glenn Lurie (1)	N/A	$750,000
Stephen G. Waldis (2)	$608,900	$625,000
Lawrence Irving (3)	N/A	$425,000
Robert E. Garcia (4)	$450,000	$475,000
Christopher S. Putnam	$340,000	$340,000
Daniel Rizer	$420,000	$420,000
_________________________________

(1)	Mr. Lurie became our Chief Executive Officer on November 13, 2017 and was not employed with us in 2016.

(2)
Mr. Waldis resigned as our Chief Executive Officer effective as of January 19, 2017 and was appointed Executive Chairman on such date and his base salary was reduced to $500,000, effective March 1, 2017. Upon Mr. Hovsepian’s resignation as our Chief Executive Officer on April 27, 2017, Mr. Waldis was again appointed as our Chief Executive Officer and his base salary was increased to $625,000. On November 13, 2017, Mr. Waldis stepped down as Chief Executive Officer, and again was appointed Executive Chairman, and his base salary was reduced to $300,000, effective January 1, 2018, and Mr. Lurie was appointed as our Chief Executive Officer as of the same date. Messrs. Lurie and Hovsepian were not employed with us in 2016.

(3)
Ms. Rosenberger resigned as our Chief Financial Officer effective February 27, 2017. Ms. Rosenberger remained employed with us through April 1, 2017. Mr. Frederick served as our Chief Financial Officer from February 27, 2017 until he resigned on April 27, 2017, at which time Mr. Irving was appointed as our Chief Financial Officer. Mr. Irving was appointed as our Chief Financial Officer on April 27, 2017. Messrs. Frederick and Irving were not employed with us in 2016.

(4)	In 2017, Mr. Garcia received an approximate 5.5% increase in his base salary to keep him at the approximate 50th percentile of individuals at our peer group companies in similar positions.

2017 Annual Cash Incentive Bonus Compensation

Our Annual Cash Incentive Bonus Compensation Program promotes our pay-for-performance philosophy by providing all executives and other management-level corporate employees with direct financial incentives in the form of annual cash awards for achieving Company, business and individual performance goals.

Target Percentage

Our Compensation Committee sets each NEO’s individual target cash incentive amount (expressed as a percentage of base salary) based on its general understanding of competitive pay practices, our Chief Executive Officer’s recommendation (except with respect to his own target) and other factors it deems appropriate. Based on its review of these factors, in March 2017, our Compensation Committee kept the target bonus percentage of each of our NEOs who were employed by us in 2016 at the same level as in 2016.

The target cash incentive and maximum bonus percentages for each of our NEOs for 2017 were as follows:

Name	Target Incentive Bonus Percentage	Maximum Bonus Percentage
Stephen G. Waldis	110% of base salary	192.5% of base salary
Lawrence Irving	80% of base salary	140% of base salary
Robert E. Garcia	80% of base salary	140% of base salary
Christopher S. Putnam	110% of base salary	192.5% of base salary
Daniel Rizer	80% of base salary	140% of base salary

As Mr. Lurie became our Chief Executive Officer on November 13, 2017, he was not eligible for a 2017 Cash Incentive Bonus.

2017 Objectives

Our Compensation Committee established (i) non-GAAP revenue, (ii) non-GAAP EBITDA, (iii) recurring revenue and (iv) free cash flow as the components of our 2017 annual cash incentive bonus program, with each of the components weighted as set forth below. We utilize these non-GAAP financial measures internally in analyzing our financial results and evaluating our ongoing operational performance because they exclude certain non-cash adjustments required under GAAP. These metrics were also selected because they are four of the key performance metrics shareholders use in evaluating our Company. For Mr. Putnam, 40% of his 2017 Annual Cash Incentive Bonus was to be based on the above Company objectives, and 20% based on each of the non-GAAP revenue, non-GAAP EBITDA and recurring revenue of the Company other than the Enterprise business.

In calculating both non-GAAP revenue and non-GAAP EBITDA, we add back stock-based compensation expense, the deferred revenue write-down associated with acquisitions, acquisition-related costs, restructuring charges, changes in the contingent consideration obligation, deferred compensation expense related to earn-outs and amortization of intangibles associated with acquisitions.

Each of the corporate components was assigned a “threshold” level, which is the minimum achievement level that must be satisfied to receive a portion of the applicable bonus amounts, and a “maximum” level, which, if achieved or exceeded, would result in our NEOs receiving 175% of the target amount attributed to that component.

The corporate component of the 2017 cash incentive compensation plan is set forth below:

Corporate Component	Weighting	Threshold 25% payout	Target 100% payout	Maximum 175% payout
Non-GAAP Revenue*	25%	$757,000,000	$827,000,000	$896,000,000
Non-GAAP EBITDA*	30%	$230,000,000	$279,000,000	$328,000,000
Recurring Revenue	25%	$542,000,000	$592,000,000	$642,000,000
Free Cash Flow	20%	$70,000,000	$100,000,000	$138,000,000
_________________________________________
* These financial measures are non-GAAP measures and should not be reviewed in isolation or as substitutes for our financial results as reported in accordance with GAAP. Please see Appendix A for an explanation of these non-GAAP financial measures to the applicable GAAP financial measures.

To receive a payment under the 2017 cash incentive compensation plan, the Company was required to achieve the threshold target for non- GAAP revenue and non-GAAP EBITDA. Based on the Company’s failure to achieve the threshold targets for non- GAAP revenue and non-GAAP EBITDA in 2017, none of our NEOs received any payments under our 2017 cash incentive bonus plan. Our Board established a $1.3 million discretionary pool for our CEO to make discretionary bonus awards to key employees who made extraordinary contributions to the Company in 2017. Our Chief Financial Officer, Lawrence Irving received a discretionary bonus in the amount of $150,000 for his contributions in 2017 and responsibility for managing the financial restatement process, and was the only NEO to receive a discretionary bonus.

2017 Long-Term Equity Incentive Compensation Plan

Our Compensation Committee awards time-based restricted shares, time-based stock options and performance-based restricted shares to our NEOs as the long-term equity incentive component of their compensation, targeting an annual mix of one-third for each of these types of equity awards (based on grant date fair value). The number of shares underlying stock options, the target number of performance-based restricted shares and the number of time-based restricted shares granted to our NEOs is based on our Compensation Committee’s general understanding of competitive pay practices, our CEO’s recommendation (except with respect to his own awards) and other factors that our Compensation Committee deems appropriate.

Time-Based Restricted Stock, Stock Options and Performance-Based Restricted Stock

Our Compensation Committee granted time-based restricted stock, time-based options to purchase shares of our Common Stock and performance-vested shares of restricted stock to Messrs. Waldis and Garcia in March 2017 and to Messrs. Putnam and Rizer in May 2017, each of such grants were at the approximate 50th percentile of executives at our peer group companies in similar positions. When Mr. Irving was appointed as our Chief Financial Officer on April 27, 2017, our Compensation Committee granted Mr. Irving shares of time-based restricted stock, time-based options to purchase shares of our Common Stock and performance-vested shares of restricted stock as his new hire equity grant. When Mr. Waldis was appointed as our Chief Executive Officer on April 27, 2017, our Compensation Committee made an additional grant (included below) of 13,764 shares of time-based restricted stock, 40,219 time-based options to purchase shares of our Common Stock and 13,764 performance-vested shares of restricted stock to reflect his increased responsibilities. The time-based restricted shares vest one-third on each of the first, second and third anniversary of their grant date and the stock options vest one-fourth on the first anniversary of their grant date and in equal monthly installments thereafter over the next thirty-six months. The performance-based restricted shares vest 50% on March 31, 2019 and 50% on March 31, 2020, subject to the NEO remaining employed through each vest date and the Company achieving the established performance metrics for 2017. The time-based vesting helps tie our NEOs’ variable realizable compensation to our performance and further align their interests with those of our stockholders. See “Description of Awards Granted in 2017,” below. The number of shares of time-based restricted stock and performance-based restricted stock awarded and the number of shares subject to the options granted were (which includes all of the equity granted to Mr. Waldis in 2017):

Name	Number of Time-Based Shares of Restricted Stock	Number of Shares Subject to Options	Number of Shares Subject to Performance Vesting Restricted Stock
Stephen G. Waldis	56,914	163,764	56,914
Lawrence Irving	47,654	140,161	47,654
Robert E. Garcia	32,125	91,787	32,125
Christopher S. Putnam	30,618	87,481	30,618
Daniel Rizer	20,412	58,320	20,412

As the Company did not satisfy the performance vesting objectives in 2017, all of the shares of Performance Vested Restricted Stock were cancelled and forfeited.

Performance-Based Restricted Shares

2015-2017 Performance Shares

In 2015, our Compensation Committee granted our NEOs the 2015-2017 Performance Shares. As previously discussed, in 2017, we experienced significant changes in our business strategy, our acquisition of Intralinks in 2017, and the divestiture of our activation exception handling business in December 2016. Our Compensation Committee discussed with Deloitte, our independent compensation consultant, alternative methods of granting compensation to our NEOs and measuring performance for open performance cycles in light of these significant items. Accordingly, our Compensation Committee, with the recommendation of Deloitte, in 2017, agreed to modify the 2015-2017 long-term equity incentive plan by basing the performance metrics solely on our Company’s performance in 2015 and 2016. Our NEOs were required to remain employed by the Company through February 17, 2018 in order to vest in the shares. The following were the performance targets for the plan established by our Compensation Committee: 60% based on non-GAAP revenue, 30% based on non-GAAP EBITDA and 10% based on the non-GAAP revenue from our Cloud business. The specific target values for the 2015-2017 Performance Shares were originally set using aggressive growth targets tied to key corporate financial metrics for the 2015 and 2016 years. The original performance targets were not changed, but the time period for achieving was reduced to the 2015 and 2016 fiscal years.

The method used to calculate the 2015-2017 Performance Shares earned was based on actual performance compared to our Company’s targets for 2015 and 2016, as shown below, using straight-line interpolation between points. The determination of what number of shares (if any) that were earned was made in January 2017. Our NEOs were fully vested in their 2015-2017 Performance Shares on February 17, 2018.

Our NEOs were awarded 2015-2017 Performance Shares that provided the opportunity to earn the following restricted shares based on the performance of our business during the 2015-2017 performance period:

Name	Threshold	Target	Maximum
Stephen G. Waldis	12,951	25,901	51,802
Robert E. Garcia	8,489	16,978	33,956
Christopher S. Putnam	535	1,069	2,138
Daniel Rizer	1,918	3,386	7,762

In February 2015, our Compensation Committee approved the following threshold, target and maximum performance goals for the 2016 portion of the 2015-2017 Performance Shares:

Corporate Component	Threshold 50% payout	Target 100% payout	Maximum 200% payout	Weighting
Non-GAAP Revenue*	$607,000,000	$661,000,000	$718,000,000	60%
Non-GAAP EBITDA as % of Revenue*	25%	35%	45%	30%
Non-GAAP Cloud Revenue*	$319,000,000	$359,000,000	$402,000,000	10%

*
This financial measure is a non-GAAP measures and should not be reviewed in isolation or as substitutes for our financial results as reported in accordance with GAAP. Please see Appendix A for an explanation and reconciliation of these non-GAAP financial measures to the applicable GAAP financial measures.

During 2016, our Company strategy changed to focus on our enterprise and Cloud businesses, and de-emphasize our activation business. As a result of this change in strategy we (i) divested our exception handling business, (ii) entered in to an agreement to acquire Intralinks, which closed in January 2017, and (iii) did not pursue certain non-strategic opportunities for its legacy activation business.  Accordingly, for purposes of determining attainment of the 2016 performance objectives, our Compensation Committee determined it was appropriate to adjust our actual performance to reflect these developments that were not anticipated when the performance goals were set. In consultation with Deloitte, our compensation consultant and after reviewing several alternative approaches, each of which rendered similar results, our Compensation Committee, based on Deloitte's recommended approach, in order to reflect a full year of performance, determined actual 2016 performance by taking our actual 2016 non-GAAP revenue and non-GAAP EBITDA from continuing operations and adding to that (i) non-GAAP revenue and non-GAAP EBITDA related to discontinued operations, (ii) forecasted non- GAAP revenue and non-GAAP EBITDA for the divested business from the date of the transaction in the beginning of December 2016 through the end of the calendar year and (iii) activation-related revenue opportunities that were not pursued as a result of our Company's shift in business strategy relating to our anticipated Intralinks acquisition.

As a result, we determined an Adjusted Non-GAAP revenue measure of $698.4 million (comprised of $490.2 million from continuing operations, $145.6 million from discontinued operations and $62.6 million from forecasted non-GAAP revenue for the divested business from the date of the transaction in the beginning of December 2016 through the end of the calendar year and the strategic opportunities not pursued, as discussed above), representing 20% growth from 2015. Using the same adjustments, we determined an Adjusted Non-GAAP EBITDA measure of $237.2 million (comprised of $136.5 million from continuing operations, $46.2 million from discontinued operations and $54.6 million from forecasted non-GAAP EBITDA for the divested business from the date of the transaction in the beginning of December 2016 through the end of the calendar year and the strategic opportunities not pursued, as discussed above), representing a 14% growth from 2015. The level of plan payout that was applied to each of the performance objectives, which payout percentages were then applied to performance shares, is as set forth in the following table:

In 2016, based on the above calculation, our attainment under the stated metrics was as follows:

•	our Adjusted Non-GAAP revenue was $698.4 million, which was above the target attainment, resulting in a 108% payout with respect to this component;

•	our 2016 Adjusted Non-GAAP EBITDA was $237.2 million, or 34% of revenue, which was slightly below the target attainment, resulting in a 95% payout with respect to this component; and

•	our 2016 non-GAAP Cloud revenue was $403.4 million, which was significantly above the maximum, resulting in a 200% payout with respect to this component.

Corporate Component	Achievement	Plan Payout	Weighting
Adjusted Non-GAAP Revenue*	$698,400,000	165%	60%
Adjusted Non-GAAP EBITDA*	34%	95%	30%
Non-GAAP Cloud Revenue*	$403,381,000	200%	10%

As a result, our NEOs earned 147.5% of the target number of 2015-2017 Performance Shares based on the Company's 2015 and 2016 financial performance. All of these 2015-2017 Performance Shares vested on February 17, 2018 other than Mr. Putnam, whose shares vested on June 4, 2018. The actual number of 2015-2017 Performance Shares awarded based on our 2015 and 2016 performance is set forth below:

Name	2015 - 2017 Target Shares	Attainment %	Shares Earned
Stephen G. Waldis	25,901	147.5%	38,204
Robert E. Garcia	16,978	147.5%	25,043
Daniel Rizer	3,836	147.5%	5,658
Christopher Putnam	1,069	147.5%	1,577

As neither Mr. Lurie nor Mr. Irving were with the Company in 2015, neither of them were granted any 2015-2017 Performance Shares.

2016-2018 Performance Shares

In 2016, our Compensation Committee granted our NEOs the 2016-2018 Performance Shares. The actual number of 2016-2018 Performance Shares earned were originally based on our Company’s financial performance over the three-year period commencing on January 1, 2016 based on the following criteria: 60% based on non-GAAP revenue, 30% based on non-GAAP EBITDA and 10% based on the non-GAAP revenue from our Enterprise business. The specific target values for the 2016-2018 Performance Shares were set using aggressive three-year growth targets tied to key corporate financial metrics. In 2017, for the same reasons discussed above, our Compensation Committee, with the recommendation of Deloitte, agreed to modify the 2016-2018 long-term equity incentive plan by approving that (i) one-third of the 2016-2018 Performance Shares would be awarded based on our Company’s performance in 2016 and (ii) two-thirds of the 2016-2018 Performance Shares would be awarded based on our Company’s future performance in 2017 and 2018. Our NEOs are required to remain employed by the Company through February 2019 in order to vest in the shares.

Our NEOs were awarded 2016-2018 Performance Shares that provided the opportunity to earn the following restricted shares based on the performance of our business during the 2016-2018 performance period:

Name	Threshold	Target	Maximum
Stephen G. Waldis	26,476	52,951	105,902
Robert E. Garcia	16,144	32,287	64,574
Christopher S. Putnam	4,972	9,944	19,888
Daniel Rizer	3,487	6,974	13,948

The method used to calculate the 2016-2018 Performance Shares earned will be based on actual performance compared to our Company’s targets for the 2016-2018 Performance Shares, as shown below, using straight-line interpolation between points. The determination of what number of shares (if any) were earned for the 2016 and 2017 performance periods is set forth below. The determination of what number of shares (if any) are earned for the 2018 performance period will be made in January 2019 and any shares earned for the entire 2016-2018 performance period will vest in February of 2019.

2016 Performance Period - One-third of the 2016-2018 Performance Shares

In February 2016, our Compensation Committee approved the following threshold, target and maximum performance goals for the 2016 portion of the 2016-2018 Performance Shares:

Corporate Component	Threshold 50% payout	Target 100% payout	Maximum 200% payout	Weighting
Non-GAAP Revenue*	$667,000,000	$696,000,000	$725,000,000	60%
Non-GAAP EBITDA as % of Revenue*	25%	35%	45%	30%
Enterprise Business Revenue* (% of total revenue)	N/A	15%	N/A	10%

In 2016, our attainment under the stated metrics was as follows:

•	our Adjusted Non-GAAP revenue was $698.4 million, which was above the target attainment, resulting in a 108% payout with respect to this component;

•	our 2016 Adjusted Non-GAAP EBITDA was $237.2 million, or 34% of revenue, which was slightly below the target attainment, resulting in a 95% payout with respect to this component; and

•	our 2016 non-GAAP Enterprise Business revenue was 3% of total revenue, which was significantly below the target payout, resulting in a 0% payout with respect to this component.

Corporate Component	Achievement	Plan Payout	Weighting
Adjusted Non-GAAP Revenue*	$698,400,000	165%	60%
Adjusted Non-GAAP EBITDA*	34%	95%	30%
Enterprise Business Revenue* (% of total revenue)	3%	—%	10%

As a result, our NEOs earned 93.3% of the target number of the 2016-2018 Performance Shares allocable to 2016 (“2016 Target Shares”) based on the Company's 2016 financial performance. These Performance Shares will vest in February 2019, provided the NEOs remain employees of the Company through that time. The actual number of 2016-2018 Performance Shares earned based on our 2016 performance is set forth below:

Name	2016 - 2018 Target Shares	2016 Target Shares	Attainment %	Shares Earned
Stephen G. Waldis	52,951	17,650	93.3%	16,467
Robert E. Garcia	32,287	10,762	93.3%	10,040
Daniel Rizer	6,974	2,325	93.3%	2,169
Christopher Putnam	9,944	3,647	93.3%	3,402

2017 Performance Period - One-third of the 2016-2018 Performance Shares

In July of 2017, our Compensation Committee approved the following threshold, target and maximum performance goals for 2017 for the 2016-2018 Performance Shares:

Corporate Component	Threshold 50% payout	Target 100% payout	Maximum 200% payout	Weighting
Non-GAAP Revenue*	$781,000,000	$827,000,000	$872,000,000	40%
Non-GAAP EBITDA*	$247,000,000	$279,000,000	$311,000,000	40%
Recurring Revenue*	$559,000,000	$592,000,000	$625,000,000	20%

In 2017, our attainment under the stated metrics was as follows:

•	our Adjusted Non-GAAP revenue was $407.3 million, which was below the threshold attainment, resulting in a 0% payout with respect to this component;

•	our 2017 Adjusted Non-GAAP EBITDA was $61.5 million, which was below the threshold attainment, resulting in a 0% payout with respect to this component; and

•
because the Adjusted Non-GAAP revenue was less than the $781.0 million threshold, the NEOs were not entitled to any payout under the recurring revenue component regardless of what the 2017 Adjusted Non-GAAP recurring revenue was, resulting in a 0% payout with respect to this component.

Corporate Component	Achievement	Plan Payout	Weighting
Adjusted Non-GAAP Revenue*	$407,300,000	—%	60%
Adjusted Non-GAAP EBITDA*	61,500,000	—%	30%
Recurring Revenue*	307,300,000	—%	10%

*
This financial measure is a non-GAAP measures and should not be reviewed in isolation or as substitutes for our financial results as reported in accordance with GAAP. Please see Appendix A for an explanation and reconciliation of these non-GAAP financial measures to the applicable GAAP financial measures.

As a result, our NEOs earned 0% of the target number of 2016-2018 Performance Shares allocable to 2017 (“2017 Target Shares”) based on the Company's 2017 financial performance. The actual number of 2016-2018 Performance Shares earned based on our 2017 performance is set forth below:

Name	2016-2018 Target Shares	2017 Target Shares	Attainment %	Performance Shares Earned
Stephen G. Waldis	52,951	17,650	0%	0
Robert E. Garcia	32,287	10,762	0%	0
Christopher S. Putnam	9,944	3,647	0%	0
Daniel Rizer	6,974	2,325	0%	0

The targets that were to be set for the 2018 performance period of the 2016-2018 plan will not be disclosed in this Form 10-K due to the proprietary nature and competitive sensitivity of that information. The performance targets and achieved results will be fully disclosed after completion of the 2018 performance period. As neither Mr. Irving nor Mr. Lurie were with the Company in 2016, neither of them were granted any 2016-2018 Performance Shares.

2017-2019 Performance Based Restricted Shares

In 2017, our Compensation Committee granted our NEOs the 2017-2019 Performance Based Restricted Shares. Although in prior years, the executive long-term incentive plan was based on a three-year period, for the same reasons discussed above, in 2017, our Compensation Committee approved that the actual number of 2017-2019 Performance Based Restricted Shares earned would be based on our Company’s financial performance over the twelve month period ending on December 31, 2017 based on the following criteria: 40% based on non-GAAP revenue, 40% based on non-GAAP EBITDA and 20% based on the non-GAAP recurring revenue. If the targets were achieved, then 50% of Performance Based Restricted Shares would vest on March 31, 2019 and the remaining 50% would vest on March 31, 2020.

Our NEOs were awarded 2017-2019 Performance Shares that provided the opportunity to earn the following restricted shares based on the performance of our business during the 2017-2019 performance period:

Name	Threshold	Target	Maximum
Stephen G. Waldis	28,457	56,914	113,828
Robert E. Garcia	16,063	32,125	64,250
Lawrence Irving	23,827	47,654	95,308
Christopher S. Putnam	15.309	30.618	61,236
Daniel Rizer	10.206	20.412	40,824

In July of 2017, our Compensation Committee approved the following threshold, target and maximum performance goals for the 2017-2019 Performance Shares based on the financial performance of the Company in 2017:

Corporate Component	Threshold 50% payout	Target 100% payout	Maximum 200% payout	Weighting
Non-GAAP Revenue*	$781,000,000	$827,000,000	$872,000,000	40%
Non-GAAP EBITDA*	$247,000,000	$279,000,000	$311,000,000	40%
Recurring Revenue**	$559,000,000	$592,000,000	$625,000,000	20%

**	If the Company failed to reach the $781 million threshold revenue target, the NEOs would not qualify for any payout under the recurring revenue target.

In 2017, our attainment under the stated metrics was as follows:

•	our Adjusted Non-GAAP revenue was $407.3 million, which was above the target attainment, resulting in a 0% payout with respect to this component;

•	our 2017 Adjusted Non-GAAP EBITDA was $61.5 million, which was below the target attainment, resulting in a 0% payout with respect to this component; and

•
because the Adjusted Non-GAAP revenue was less than the $781.0 million target threshold, the NEOs were not entitled to any payout under the recurring revenue component regardless of what the 2017 Adjusted Non-GAAP recurring revenue was, resulting in a 0% payout with respect to this component.

Corporate Component	Achievement	Plan Payout	Weighting
Adjusted Non-GAAP Revenue*	$407,300,000	—%	60%
Adjusted Non-GAAP EBITDA*	61,500,000	—%	30%
Recurring Revenue*	307,300,000	—%	10%
* This financial measure is a non-GAAP measures and should not be reviewed in isolation or as substitutes for our financial results as reported in accordance with GAAP. Please see Appendix A for an explanation and reconciliation of these non-GAAP financial measures to the applicable GAAP financial measures.

The method used to calculate the 2017-2019 Performance Based Restricted Shares earned was based on actual performance for the twelve-month period ending December 31, 2017 compared to our Company’s targets for the 2017-2019 Performance Based Restricted Shares, as shown below, using straight-line interpolation between points. The determination of what number of shares were earned was made in January 2018.

As a result of the Company’s failure to meet the Non-GAAP revenue or the Non-GAAP EBITDA targets for 2017, our NEOs earned 0% of the target number of 2017-2019 Performance Shares based on the Company's 2017 financial performance. The actual number of 2016-2018 Performance Shares earned based on our 2017 performance is set forth below:

Name	2017 - 2019 Target Shares	Attainment %	Shares Earned
Stephen G. Waldis	52,951	—%	—
Robert E. Garcia	32,125	—%	—
Lawrence Irving	47,654	—%	—
Daniel Rizer	20,412	—%	—
Christopher Putnam	30,618	—%	—

As the Company failed to achieve the threshold targets, none of the 2017-2019 Performance Based Restricted Shares were earned and all of shares were canceled.

Retention Bonus Plan

In 2017, in recognition of the uncertainty related to the changes in our named executive officers and significant shift in our business strategy, our Compensation Committee approved an executive retention bonus plan for our NEOs, other than our Chief Executive Officer, and certain other senior executive officers, in order to retain these key employees. The Retention Bonus Plan provides an opportunity to earn cash and shares of the Company’s common stock for participants who continue their employment with the Company through the earlier of the following: (i) an involuntary termination, (ii) the 12 month anniversary of a change of control or (iii) July 26, 2019; provided, however, that if the equity portion of the retention awards are not assumed, continued, converted or replaced by the surviving or successor entity in connection with the change in control, then the equity will immediately vest upon the closing of such a change in control transaction.

Additionally, to incentivize the executives to enhance shareholder value, additional incentives were built in to the retention plan to reward the NEOs for the growth of the price of our common stock. Specifically, under the retention bonus plan, if at any time prior to July 26, 2019, the volume-weighted average of our common stock’s closing price for 20 consecutive trading days exceeds (i) $30, then the retention awards, once vested, will pay out above the original target amounts by 125% and (ii) $35, then the retention awards, once vested, will pay out above the original target amounts by 150% for such participants.

			$30 Stock Price (125%)		$35 Stock Price (150%)
Participant	Target Cash	Target Shares	Cash	Shares	Cash	Shares
Robert Garcia	$475,000	39,500	$593,750	49,375	$712,500	59,250
Lawrence Irving	$425,000	32,700	$531,250	40,875	$637,500	49,050
Christopher Putnam	$340,000	28,350	$425,000	35,438	$510,000	42,525
Daniel Rizer	$420,000	35,000	$525,000	43,750	$630,000	52,500
Other Benefits and Perquisites

Other Perquisites

Our NEOs are eligible to participate in all of our employee benefit plans (other than our employee stock purchase plan), such as medical, dental, vision, group life and disability insurance and our 401(k) plan, in each case, on the same basis as our other employees. In 2017, we leased an automobile (and paid applicable insurance and gas) for Mr. Waldis, Mr. Lurie (during the time he was employed by our Company) and Mr. Irving (during the time he was employed by our Company) and provided a car allowance to Mr. Garcia, each to be used primarily for business purposes. Mr. Lurie is also entitled to the following fringe benefits: (1) a housing allowance of $72,000 per year for the first year and half of employment with our Company; (2) the reimbursement of up to $27,000 for relocation expenses; (3) an automobile lease and insurance allowance of $17,000 per year; and (4) the reimbursement of the cost of airfare for Mr. Lurie and his family from Arizona to New Jersey and back up to six times per year. There were no other special benefits or perquisites provided to any NEO in 2017.

Financial Restatement, Recoupment and Related Policies

We have a comprehensive Code of Business Conduct and ensure that our employees comply with this policy. In accordance with this policy, we investigate all reported instances of questionable or unethical behavior, and where improper behavior is found to have occurred, we take appropriate remedial action up to and including termination. If the results of an investigation establish that one of our employees, officers or directors has committed fraud or engaged in some other improper act that has the result of causing our financial statements for any period to be restated or that otherwise adversely affects those financial statements, our Board has discretion to take immediate and appropriate disciplinary action against the individual, including but not limited to termination. In addition, our Board has discretion to pursue whatever legal remedies are available to prosecute the individual to the fullest extent of the law and to clawback or recoup any amounts he or she inappropriately received as a result of the improper action or inaction, including but not limited to any annual or long-term incentives that he or she received but would not have received had such act not been taken.

Executive Officer Stock Ownership Guidelines

We have instituted stock ownership guidelines for our executive officers with the purpose of ensuring they maintain a meaningful equity stake in our Company to further align their interests with those of our stockholders. Each executive officer who is also subject to Section 16 of the Exchange Act or who directly reports to our Chief Executive Officer (which includes all of our NEOs) is required to own, as of the later of January 1, 2020 or five years from the date on which the individual first began reporting to our Chief

Executive Officer or first became a Section 16 officer, a number of vested shares of our Common Stock having a value at least equal to (a) in the case of our CEO, five times his then current base salary; (b) for any direct report of our CEO, three times that individual’s then current base salary; and (c) for other executive officers subject to this policy, one and one-half times the individual’s then current base salary. If an executive officer is not compliant at the end of his or her phase-in period, our Compensation Committee may reduce future equity grants to that individual until he or she becomes compliant. Based on shareholdings on December 31, 2017, each of our NEOs, other than our Chief Executive Officer and Chief Financial Officer, exceeded his or her applicable minimum holding requirements on that date. Messrs. Lurie and Irving joined us in 2017 and have not begun vesting in their restricted stock and options and, therefore, have not had an opportunity to acquire our Common Stock as of December 31, 2017.

Tax Matters

Section 162(m) of the Code generally denies a deduction to any publicly-held corporation for compensation paid in a taxable year to its named executive officers exceeding $1 million. As a result of changes made by the 2017 Tax Cuts and Jobs Act, Section 162(m) will limit the Company from deducting compensation, including performance-based compensation, in excess of $1 million paid to anyone who serves as the chief executive officer, chief financial officer or who is among the three most highly compensated executive officers for any year beginning after December 31, 2016. The only exception to this rule is for compensation that is paid pursuant to a binding contract in effect on November 2, 2017, that would have otherwise been deductible under the prior Section 162(m) rules. Prior to the enactment of the 2017 Tax Cuts and Jobs Act, Section 162(m) limited us from deducting compensation paid in years prior to 2018, excluding performance-based compensation, in excess of $1 million paid to anyone who served as the chief executive officer or who was one of the three most highly compensated executive officers for the applicable tax year, excluding the chief financial officer. Our Compensation Committee considers tax and accounting implications in determining all elements of our compensation plans, programs and arrangements. Prior to the enactment of the 2017 Tax Cuts and Jobs Act, the Compensation Committee retained the discretion to make awards of either bonuses or equity awards that did not satisfy Section 162(m) and, therefore, may not have been deductible. Base salaries, time-vested restricted stock units, time-vested retention and transition payments, and discretionary or subjectively determined bonus awards generally did not qualify as performance-based compensation under the pre-2017 Tax Cuts and Jobs Act rules.

Management Changes-Named Executive Officer Separation Agreements

As disclosed on the Current Report on Form 8-K filed with the SEC on January 19, 2017, in connection with the closing of the Intralinks Transaction, our Board appointed Ronald W. Hovsepian as our Chief Executive Officer and appointed Mr. Hovsepian as a Class III member of our Board. Effective at the same time, Mr. Waldis resigned as our Chief Executive Officer and was appointed as Executive Chairman of our Board. As disclosed on our Current Report on Form 8-K filed with the SEC on April 27, 2017, effective as of April 27, 2017, Mr. Hovsepian resigned as our Chief Executive Officer and as a Class III member of our Board. On the same date, our Board appointed Mr. Waldis as our Chief Executive Officer and he continued to serve as Chairman of our Board. On November 13, 2017, our Board appointed Glenn Lurie as our Chief Executive Officer and as a Class III member of our Board. Mr. Waldis resigned as our Chief Executive Officer as of that same date and continued to serve as Executive Chairman of our Board.

In connection with Mr. Hovsepian’s resignation, he entered into a separation agreement with our Company dated April 26, 2017, pursuant to which the Company agreed to a lump-sum severance payment equal to $3.2 million and a lump sum payment intended to cover the employer portion of COBRA payments for a period of twenty-four months. Mr. Hovsepian agreed to a general release of claims against the Company, among other customary terms. The Company also agreed to fully vest 18,260 shares of its common stock previously issued to Mr. Hovsepian, and his remaining unvested shares were forfeited. The severance and vesting of shares of the Company’s common stock is provided for in the employment agreement between Intralinks, a then wholly-owned subsidiary of the Company, and Mr. Hovsepian.  Due to his extensive experience with the Intralinks business, as part of his separation agreement, we also agreed with Mr. Hovsepian on a consulting arrangement pursuant to which Mr. Hovsepian would provide consulting services to the Company for a two year period beginning May 1, 2017 in return for a consulting fee of $750,000 per year.

As disclosed on the Current Report on Form 8-K filed with the SEC on February 14, 2017, Karen L. Rosenberger resigned as our Chief Financial Officer, effective February 27, 2017, and her employment with us terminated as of April 1, 2017. In connection with her departure, Ms. Rosenberger entered into a separation agreement with the Company pursuant to which the Company agreed to a lump-sum severance payment equal to $1.2 million, a transition payment of $200,000, and a lump sum payment intended to cover the employer portion of COBRA payments for a period of eighteen months. Ms. Rosenberger agreed to a general release of claims against the Company, among other customary terms.  Pursuant to the separation agreement, due to her knowledge of the business and necessary assistance to the transition to the new CFO, our Company entered into a consulting arrangement pursuant to which Ms. Rosenberger would provide consulting services to the Company for at least three months in return for a fee of $580,000. All of Ms. Rosenberger’s unvested equity terminated as of her termination date.

As disclosed on the Current Report on Form 8-K filed with the SEC on March 2, 2017, effective as of February 27, 2017, our Board appointed John W. Frederick to serve as the Company’s Chief Financial Officer and Treasurer. As disclosed on Current Report on Form 8-K filed with the SEC on April 27, 2017, effective as of April 27, 2017, Mr. Frederick resigned as the Company’s Chief Financial Officer. On April 27, 2017, our Board appointed Mr. Irving as our Chief Financial Officer.

In connection with his resignation, Mr. Frederick entered into a separation agreement with the Company dated April 26, 2017, pursuant to which the Company agreed to a lump-sum severance payment equal to $1.2 million and an agreement to reimburse him for the employer portion of any COBRA payments for a period of up to eighteen months. Mr. Frederick agreed to a general release of claims against the Company, among other customary terms.  The lump sum severance payment was provided for in the employment agreement between the Company and Mr. Frederick. All of Mr. Frederick’s unvested equity terminated as of the date of his resignation and he was not vested in any equity.

Our Chief Strategy Officer, Daniel Rizer, who was a Named Executive Officer on December 31, 2017, terminated his employment with the Company, effective as of March 31, 2018.  In exchange for a broad release in favor of the Company, the Release Agreement provides for the following payments to Mr. Rizer: (i) lump sum severance payment in the amount of $911,484 (less all applicable withholdings and deductions) paid in accordance with his employment agreement; (ii) the gross amount of $15,315, which is intended to cover the employer portion of any COBRA payments for a period of eighteen months following the Termination Date; (iii) payment under our retention plan of $420,000 (less all applicable withholdings and deductions); and (iv) vested in 35,000 retention restricted shares. All of Mr. Rizer’s unvested equity terminated as of the Termination Date.

Our President and General Manager-Americas, Christopher Putnam, who was a Named Executive Officer on December 31, 2017, will terminate his employment with the Company, effective as of June 30, 2018. In exchange for a broad release in favor of the Company, the Release Agreement provides for the following payments to Mr. Putnam: (i) lump sum severance payment in the amount of $791,250 (less all applicable withholdings and deductions) paid in accordance with his employment agreement; (ii) the gross amount of $13,941, which is intended to cover the employer portion of any COBRA payments for a period of eighteen months following the Termination Date; (iii) payment under our retention plan of $340,000 (less all applicable withholdings and deductions); and (iv) vested in 28,350 retention restricted shares.  All of Mr. Putnam’s unvested equity will terminate as of the Termination Date.

Compensation Committee Report(1)

The Compensation Committee has reviewed and discussed the foregoing Compensation Discussion and Analysis with management and, based on such review and discussions, the Compensation Committee has recommended to our Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K submitted by the following members of the Compensation Committee:

William J. Cadogan, Chair
Thomas J. Hopkins
James M. McCormick
______________________________

(1)
The material in this report is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference in any filing of Synchronoss Technologies, Inc. under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Summary Compensation Table

The following table sets forth all of the compensation awarded to, earned by, or paid to our NEOs for the years indicated:

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)		Option Awards ($)(11)	Non-Equity Incentive Plan Compensation ($)(12)	All Other Compensation ($)		Total ($)
Glenn Lurie	2017	122,139		5,437,503	(3)	5,295,953	—	19,866	(13)	10,875,461
Chief Executive Officer
Ron Hovsepian	2017	198,347		4,262,979	(4)	1,421,000	—	4,046,334	(14)	9,928,660
Former Chief Executive Officer
Stephen G. Waldis	2017	603,220		4,374,900	(5)	1,468,232	748,155	20,888	(15)	7,215,395
Former Chief Executive Officer	2016	608,900		3,069,569		1,261,248	821,216	20,074		5,781,007
and Executive Chairman	2015	591,165		4,269,514		1,128,651	962,000	23,613		6,974,943
Lawrence Irving	2017	283,333	150,000	3,616,716	(6)	651,959	—	19,127	(16)	4,721,135
Chief Financial Officer
John W. Frederick	2017	110,185		3,300,003	(7)	—	—	1,227,697	(17)	4,637,885
Former Chief Financial Officer
Karen L. Rosenberger	2017	90,000		—		—	241,272	2,019,145	(18)	2,350,417
Former Chief Financial Officer	2016	360,000		748,682		307,617	242,409	63,338		1,722,046
	2015	330,000		1,011,634		267,436	258,750	19,704		1,887,524
Robert E. Garcia	2017	475,000		4,573,719	(8)	833,334	402,301	17,700	(19)	6,302,054
Chief Commercial Officer	2016	450,204		1,871,677		769,056	433,770	17,150		3,541,857
	2015	437,091		2,798,597		739,817	506,049	17,150		4,498,704
Christopher S. Putnam	2017	340,000		2,988,351	(9)	499,998	408,000	8,100	(20)	4,244,449
EVP, Sales	2016	340,000		738,124		225,711	375,000	7,950		1,686,785
	2015	250,000		769,964		295,726	150,000	6,833		1,472,523
Daniel Rizer	2017	420,000		2,837,484	(10)	333,328	375,312	8,100	(20)	3,974,224
Chief Strategy Officer	2016	420,000		1,867,458		158,294	421,010	7,950		2,874,712
	2015	385,786		539,996		159,911	279,282	7,800		1,372,775
______________________________

(1)
The amounts set forth in this column represent the subjective individual component portion of our annual cash incentive bonus awards paid to the NEOs. See “Compensation Discussion and Analysis” above for further discussion of the subjective individual component.

(2)
The amounts in this column reflect the grant date fair value, computed in accordance with FASB ASC Topic No. 718, of the performance share awards (with the grant date fair value determined using the probable outcome of the performance conditions) and the time-based restricted share award granted to our NEOs. See “Compensation Discussion and Analysis” above for further discussion of these share awards. See Footnote 3 to the Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2017 for a discussion of our assumptions in estimating the fair value of our share awards. Our executive officers will not realize any value of these awards until these awards are sold.

(3)
Mr. Lurie was granted a performance-based restricted share award as a newly hired executive. The grant date value of the share award assuming the highest level of performance conditions is achieved was $3,625,002. Mr. Lurie’s actual performance based grant will be based on 2018 metrics. Mr. Lurie was also granted time-based restricted stock with a grant date value of $1,812,501.

(4)
Mr. Hovespian was granted a performance-based restricted share award as 2017-2019 Performance Shares as described in greater detail in “Compensation Discussion and Analysis.” The grant date value of the performance-based restricted share award assuming the highest level of performance conditions is achieved was $2,841,986; however, none of the financial goals were achieved in 2017, and, thus, there were no shares earned in 2017. Mr. Hovespian was also granted time-based restricted shares with a grant date value of $1,420,993.

(5)
Mr. Waldis was granted performance-based restricted awards under both the 2017-2019 Performance Shares plan as well as under a New Hire Executive Grant. The total grant date value of the performance-based restricted share awards assuming the highest level of performance conditions is achieved was $2,916,600. None of the financial goals were achieved in 2017, and, thus, there were no shares earned in 2017. Mr. Waldis was also granted time based restricted stock awards with a grant date value total of $1,458,300.

(6)
Mr. Irving was granted performance-based restricted share awards as 2017-2019 Performance Shares as described in greater detail in “Compensation Discussion and Analysis” above and performance-based restricted shares pursuant to the Retention Bonus Plan. The grant date value of the 2017-2019 Performance Shares assuming the highest level of performance conditions is achieved was $1,266,644; however, none of the financial goals were achieved in 2017, and, thus, there were no shares earned in 2017. The grant date value of the Retention Bonus Plan assuming the highest level of performance conditions is achieved was $1,716,750, which will be achieved if at any time prior to July 26, 2019, the volume-weighted average of our common stock’s closing price for 20 consecutive trading days exceeds $35. Mr. Irving was also granted time-based restricted stock grants as a new hire. The grant date value of the time-based restricted stock grants was $633,322.

(7)
Mr. Fredericks was granted performance-based restricted share awards as 2017-2019 Performance Shares as described in greater detail in “Compensation Discussion and Analysis.” The grant date value of the performance-based restricted share award assuming the highest level of performance conditions is achieved was $1,900,002; however, none of the financial goals were achieved in 2017, and, thus, there were no shares earned in 2017. Mr. Fredericks was also granted (i) time-based restricted shares with a grant date value of $950,001 and (ii) time-based restricted shares with a grant date value of $450,000.

(8)
Mr. Garcia was granted performance-based restricted share awards as 2017-2019 Performance Shares as described in greater detail in “Compensation Discussion and Analysis” above and performance-based restricted shares pursuant to the Retention Bonus Plan. The grant date value of the 2017-2019 Performance Shares assuming the highest level of performance conditions is achieved was $1,666,646; however, none of the financial goals were achieved in 2017, and, thus, there were no shares earned in 2017. The grant date value of the Retention Bonus Plan assuming the highest level of performance conditions is achieved was $2,073,750, which will be achieved if at any time prior to July 26, 2019, the volume-weighted average of our common stock’s closing price for 20 consecutive trading days exceeds $35. Mr. Garcia was also granted time-based restricted awards with a grant date value of $833,323.

(9)
Mr. Putnam was granted performance-based restricted share awards as 2017-2019 Performance Shares as described in greater detail in “Compensation Discussion and Analysis” above and performance-based restricted shares pursuant to the Retention Bonus Plan. The grant date value of the 2017-2019 Performance Shares assuming the highest level of performance conditions is achieved was $999,984; however, none of the financial goals were achieved in 2017, and, thus, there were no shares earned in 2017. The grant date value of the Retention Bonus Plan assuming the highest level of performance conditions is achieved was $1,488,375 which will be achieved if at any time prior to July 26, 2019, the volume-weighted average of our common stock’s closing price for 20 consecutive trading days exceeds $35. Mr. Putnam was also granted time-based awards with a grant date value of $499,992.

(10)
Mr. Rizer was granted performance-based restricted share awards as 2017-2019 Performance Shares as described in greater detail in “Compensation Discussion and Analysis” above and performance-based restricted shares pursuant to the Retention Bonus Plan. The grant date value of the 2017-2019 Performance Shares assuming the highest level of performance conditions is achieved was $666,656; however, none of the financial goals were achieved in 2017, and, thus, there were no shares earned in 2017. The grant date value of the Retention Bonus Plan assuming the highest level of performance conditions is achieved was $1,837,500 which will be achieved if at any time prior to July 26, 2019, the volume-weighted average of our common stock’s closing price for 20 consecutive trading days exceeds $35. Mr. Rizer was also granted time-based awards with a grant date value of $333,328.

(11)
The amounts in this column reflect the grant date fair value, computed in accordance with FASB ASC Topic No. 718, of option awards granted to our NEOs. See Footnote 2 to the Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2017 for a discussion of our assumptions in estimating the fair value of our stock option awards. Our NEOs will not realize any value with respect to these awards until these awards are exercised or sold.

(12)
The amounts under this column include amounts paid based on the objective corporate component of the Company’s annual incentive bonus compensation plan described under “Compensation Discussion and Analysis” above. The amounts shown are the 2016 bonuses paid in 2017.

(13)	Reflects amounts paid for (i) automobile expenses totaling $4,442 and (ii) housing expenses totaling $15,424.
(14)	Reflects amounts paid for (i) consulting services totaling $750,000 and (ii) severance payments totaling $3,246,792.
(15)	Reflects amounts paid for (i) automobile expenses and (ii) 401k company match of $8,100 totaling $20,888.
(16)	Reflects amounts paid for (i) automobile expenses and (ii) 401k company match of $8,100 totaling $19,127.
(17)	Reflects amounts paid for (i) final paid time off totaling $32,197 and (ii) severance totaling $1,195,500.

(18)	Reflects amounts paid for (i) final paid time off totaling $13,650, (ii) severance totaling $1,805,495 and (iii) a transition bonus totaling $200,000.
(19)	Reflects amounts paid for (i) automobile expenses totaling $9,600 and (ii) 401k company match of $8,100 totaling $17,700.
(20)	Reflects amounts paid for 401k company matching totaling $8,100.

Grants of Plan Based Awards

The following table sets forth each plan-based award granted to our NEOs during the year ended December 31, 2017. The FASB ASC Topic No. 718 value of these awards is also reflected in the Stock Awards and Option Awards columns of the Summary Compensation Table above:

		Estimated Future Payouts Under Non‑Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Inventive Plan Awards (2)			Number of Shares of Stock	Awards Securities Underlying	Exercise or Base Price of Option	Value of Stock and Option
Name(a)	Grant Date	Threshold ($)(1)(2)	Target ($)	Maximum ($)	Threshold (#)(4)(5)	Target (#)(3)	Maximum (#)	or Units (#)	Options (#)	Awards ($/Sh)	Awards ($)(6)
Glenn					90,264	180,528	361,056
Lurie	11/13/2017							180,528			1,812,501
	11/13/2017								507,101	10.04	1,781,953
	11/13/2017								1,000,000	10.04	3,514,000

Stephen G.		343,750	687,500	1,203,125	28,457	56,914	113,828
Waldis	3/24/2017							43,240			1,121,646
	4/26/2017							13,674			336,654
	3/24/2017								123,545	25.94	121,665
	4/26/2017								40,219	24.62	346,567

Ron		—	—	—	—	—	—
Hovespian	3/24/2017							54,780			1,420,993
	3/24/2017								156,515	25.94	1,421,000

Lawrence		170,000	340,000	595,000
Irving		425,000	531,250	637,500	23,827	47,654	95,308
	7/26/2017				32,700	40,875	49,050
	4/27/2017							47,654			633,322
	4/27/2017								140,161	13.29	651,959

John W.		—	—	—	—	—	—
Frederick	3/24/2017							36,623			950,001
	3/24/2017							17,348			450,007

Karen		—	—	—	—	—	—	—	—	—	—
Rosenberger

Robert E.		190,000	380,000	665,000
Garcia		475,000	593,750	712,500	16,063	32,125	64,250
	7/26/2017				39,500	49,375	59,250
	3/24/2017							32,125			833,323
	3/24/2017								91,787	25.94	833,334

Christopher		187,000	374,000	654,500

Putnam		340,000	425,000	510,000	15,309	30,618	61,236
	7/26/2017				28,350	35,438	42,525
	5/8/2017							30,618			499,992
	5/8/2017								87,481	16.33	499,998

Daniel		168,000	336,000	588,000
Rizer		420,000	525,000	630,000	10,206	20,412	40,824
	7/26/2017				35,000	43,750	52,500				333,328
	5/8/2017							20.412	58,320	16.33	333,328

(1)
Each of our NEOs, other than Mr. Lurie who was hired on November 13, 2017, was granted a non-equity incentive plan award pursuant to our 2017 annual incentive bonus compensation plan. The amounts shown in the “Threshold” column reflect the cash payment that would have been awarded under our 2017 annual incentive bonus plan if we had achieved the threshold payout level for a single corporate objective with the lowest weight. The amounts shown in the “Target” column reflect the target payment level under our 2017 annual incentive bonus plan if we had achieved all of the objectives previously approved by our Compensation Committee at target levels. The amounts shown in the “Maximum” column reflect the maximum payouts under our 2017 annual incentive bonus compensation plan if we had achieved all of the objectives previously approved by our Compensation Committee at or above the maximum level. The corporate and business components of our 2017 annual incentive bonus compensation plan are discussed in greater detail in “Compensation Discussion and Analysis” above. The actual amounts paid to each NEO are shown in the Summary Compensation Table above. The table does not include the individual discretionary component portion of the NEOs’ aggregate targeted annual cash incentive bonus amount.

(2)
Reflects non-equity award (cash) granted pursuant to the Retention Bonus Plan. The amounts shown in the “threshold” column reflects the minimum award granted under the Retention Bonus Plan. The “target” column above reflects the award granted if the volume-weighted average of our common stock’s closing price for 20 consecutive trading days exceeds $30. The “maximum” column reflects the award granted if the volume-weighted average of our common stock’s closing price for 20 consecutive trading days exceeds $35.

(3)
Represents target number of performance shares. The actual number of the shares subject to be issued, which could range from 0 to two times the initial target amount, will depend upon whether the issuer has met certain performance metrics for 2018 and 2019. One-half of the shares, if any, will be issued on or about March 2019 based on the issuer's performance for 2018 and the remaining one-half of the shares, if any, will be issued on or about March 2020 based on the issuer's performance for 2019.

(4)
Reflects 2017-2019 Performance Shares as described in greater detail in “Compensation Discussion and Analysis” above. The amounts shown in the “threshold” column reflect the 2017-2019 Performance Shares that will be earned if certain minimum financial goals are achieved. The amounts shown in the “target” column reflect the number of 2017-2019 Performance Shares that will be earned if all of the 2017-2019 financial goals are achieved at target levels. The amounts shown in the “maximum” column reflect the maximum number of 2017-2019 Performance Shares that can be earned if all of the 2017-2019 financial goals are achieved at or above maximum levels. None of the financial goals were achieved in 2017, and, thus, there were no shares earned in 2017.

(5)
Reflects restricted stock granted pursuant to the Retention Bonus Plan. The amounts shown in the “threshold” column reflects the minimum amount of shares granted under the Retention Bonus Plan. The “target” column above reflects the number of shares granted if the volume-weighted average of our common stock’s closing price for 20 consecutive trading days exceeds $30. The “maximum” column reflects the number of shares granted if the volume-weighted average of our common stock’s closing price for 20 consecutive trading days exceeds $35.

(6)
The amount in this column reflects the grant date fair value, computed in accordance with FASB ASC Topic No. 718, of stock awards and options granted to our NEOs. See Footnote 3 to the Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2017 for a discussion of our assumptions in estimating the fair value of our stock and option awards.

Description of Awards Granted in 2017

•
Glenn Lurie:
On November 13, 2017, we granted Mr. Lurie (i) an option to purchase 507,101 shares of our Common Stock, (ii) 180,528 time-based restricted shares of our Common Stock, (iii) a target award of 180,528 Performance Shares, which are earned based on our Company’s achievement of performance metrics to be established by the Committee in 2018 and (iv) an option to purchase 1,000,000 shares of our Common Stock that does not vest until the third anniversary of the grant date.

•
Stephen G. Waldis:
On March 24, 2017, we granted Mr. Waldis (i) an option to purchase 123,545 shares of our Common Stock, (ii) 43,240 time-based restricted shares of our Common Stock, and (iii) a target award of 43,240 Performance Shares. On April 27, 2017 in connection with Mr. Waldis being appointed as our Chief Executive Officer, we granted Mr. Waldis (i) an option to purchase 40,219 shares of our Common Stock, (ii) 13,674 time-based restricted shares of our Common Stock, and (iii) a target award of 13,674 Performance Shares.

•
Ron Hovsepian:
On March 24, 2017, we granted Mr. Hovsepian (i) an option to purchase 156,515 shares of our Common Stock, (ii) 54,780 time-based restricted shares of our Common Stock, and (iii) a target award of 54,780 Performance Shares. All of these shares were forfeited in connection with Mr. Hovespian’s termination except for 18,260 shares of common stock that were vested.

•
Lawrence Irving:
On April 27, 2017 we granted Mr. Irving (i) an option to purchase 140,161 shares of our Common Stock, (ii) 47,654 time-based restricted shares of our Common Stock, and (iii) a target award of 47,654 2017 Performance Shares, which are earned based on our Company’s achievement of performance metrics discussed in the Compensation Discussion and Analysis section of this Form 10-k. On July 26, 2017, we issued 32,700 Retention Restricted Shares to Mr. Irving under our Retention Plan.

•
John W. Frederick:
On March 24, 2017 we granted Mr. Frederick (i) 36,623 time-based restricted shares of our Common Stock, (ii) 17,348 time-based restricted shares of our Common Stock, and (iii) a target award of 36,623 2017 Performance Shares. As the result of Mr. Frederik’s resignation on April 27, 2017, all of these restricted shares were unvested and forfeited on the same date.

•
Robert E. Garcia:
On March 24, 2017, we granted Mr. Garcia (i) an option to purchase 91,787 shares of our Common Stock, (ii) 32,125 time-based restricted shares of our Common Stock, and (iii) a target award of 32,125 Performance Shares, which are earned based on the Company’s achievement of performance metrics discussed in the Compensation Discussion and Analysis section of this Form 10-k. On July 26, 2017, we issued 39,500 Retention Restricted Shares to Mr. Garcia under our Retention Plan.

•
Christopher S. Putnam:
On May 8, 2017, we granted Mr. Putnam (i) an option to purchase 87,481 shares of our Common Stock and (ii) 30,618 time-based restricted shares of our Common Stock and (iii) a target award of 30,618 Performance Shares, which are earned based on the Company’s achievement of performance metrics discussed in the Compensation Discussion and Analysis section of this Form 10-k. On July 26, 2017, we issued 28,350 Retention Restricted Shares to Mr. Putnam under our Retention Plan.

•
Daniel Rizer:
On May 8, 2017, we granted Mr. Rizer (i) an option to purchase 58,320 shares of our Common Stock and (ii) 20,412 time-based restricted shares of our Common Stock and (iii) a target award of 20,412 Performance Shares, which are earned based on the Company’s achievement of performance metrics discussed in the Compensation Discussion and Analysis section of this Form 10-K. .On July 26, 2017, we issued 35,000 Retention Restricted Shares to Mr. Rizer under our Retention Plan.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding each unexercised stock option and all unvested restricted stock held by each of our NEOs as of December 31, 2017:

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)(31)
Glenn Lurie	—		507,101	(13)	10.04	11/13/2024
	—		1,000,000	(14)	10.04	11/13/2024
							180,528	(2)	1,613,920
										180,528	(30)	1,613,920

Stephen G. Waldis	160,000	(3)	—		30.50	12/6/2018
	76,400	(4)	—		31.02	2/14/2020
	83,771	(5)	3,642		32.40	2/13/2021
	49,970	(6)	20,576		41.37	2/9/2022
	60,978	(7)	72,065		25.81	2/19/2023
	—		123,545	(11)	25.94	3/24/2024
	—		40,219	(12)	24.62	4/26/2024
							8,633	(19)	77,179
							35300	(20)	315,582
							43,240	(21)	386,566
							13,674	(8)	122,246
							38,204	(9)	341,543
										105,902	(26)	946,764
										51,802	(27)	463,110
										86,480	(28)	773,131
										27,348	(28)	244,491

Ron Hovsepian	—		—		—		—		—	—		—

Lawrence Irving	—		140,161	(15)	13.29	4/27/2024
							47,654	(22)	426,026.76

										95,308	-28	852,053
										49,050	(29)	438,507

John W. Frederick	—		—		—		—		—	—		—

Karen L. Rosenberger	—		—		—		—		—	—		—

Robert E. Garcia	12,323	(4)	—		31.02	2/14/2020
	38,958	(5)	2,292		32.40	2/13/2021
	32,755	(6)	13,487		41.37	2/9/2022
	37,182	(7)	43,942		25.81	2/19/2023
	—		91,787	(11)	25.94	3/24/2024
							5,659	(19)	50,591
							21,524	(20)	192,425
							32,125	(21)	287,198
							25,043	(9)	223,884
										64,574	(26)	577,292
										33,956	(27)	303,567
										64,250	(28)	574,395
										59,250	(29)	529,695

Christopher Putnam	1,938	(16)	969		50.31	4/15/2022
	9,432	(17)	8,677		36.06	11/13/2022
	11,452	(7)	13,534		25.81	2/19/2023
	—		87,481	(18)	16.33	5/8/2024
							356	(23)	3,183
							4,000	(10)	35,760
							6,629	(20)	59,263
							30,618	(24)	273,725
										19,888	(26)	177,799
										2,138	(27)	19,114
										61,236	(28)	547,450
										42,525	(29)	380,174

Daniel Rizer	2,200	(4)	—		31.02	2/14/2020
	7,275	(5)	625		32.40	2/13/2021
	7,400	(6)	3,047		41.37	2/9/2022

8,032	(7)	9,491		25.81	2/19/2023
—		58,320	(18)	16.33	5/8/2024
						1,278	(19)	11,425
						6,666	(25)	59,594
						4,649	(20)	41,562
						20,412	(24)	182,483
						5,658	(32)	50,583
									13,948	(26)	124,695
									7,702	(27)	6,858
									40,824	(28)	364,967
									52,500	(29)	469,350
________________________________________

(1)
Computed in accordance with SEC rules as the number of unvested shares multiplied by the closing market price per share of our Common Stock on December 29, 2017, which was the last trading day of 2017, which was $8.94 per share. The actual value (if any) to be realized by the NEO depends on whether the shares vest and the future performance of our Common Stock. Each of the options and restricted shares automatically vest if we are acquired and the NEO is either involuntarily terminated or voluntarily resigns for good reason under certain circumstances following our change of control, as discussed in more detail below under “Employment Agreements.”

(2)
Reflects restricted shares granted on November 13, 2017. One-third of the shares vested on November 13, 2018 and one-third of the shares will vest on each of November 13, 2019 and 2020, provided the NEO remains continuously employed by the Company on those dates.

(3)
The option vested over four years of continuous service following December 6, 2011, with 25% vesting after the first year of service and the remaining shares vesting in equal monthly installments over an additional 36 months of continuous service. As a result, the option is fully exercisable.

(4)
The option vested over four years of continuous service following February 14, 2013, with 25% vesting after the first year of service and the remaining shares vesting in equal monthly installments over an additional 36 months of continuous service. As a result, the option became fully exercisable on February 14, 2017.

(5)
The option vests over four years from the vesting start date of February 13, 2014, with 25% vesting after the completion of the first year of service to the Company and the remaining shares vesting in equal monthly installments over an additional 36 months of continuous service to the Company. As a result, the option will be fully exercisable on February 13, 2018.

(6)
The option vests over four years of continuous service following February 9, 2015, with 25% vesting after the first year of service and the remaining shares vesting in equal monthly installments over an additional 36 months of continuous service. As a result, the option will be fully exercisable on February 9, 2019.

(7)
The option vests over four years of continuous service following February 19, 2016, with 25% vesting after the first year of service and the remaining shares vesting in equal monthly installments over an additional 36 months of continuous service. As a result, the option will be fully exercisable on February 19, 2020.

(8)
Reflects restricted shares granted on April 26, 2017. One-third of the shares vested on April 26, 2018 and one-third of the shares will vest on each of April 26, 2019 and 2020 provided the NEO remains continuously employed by the Company on those dates.

(9)	Reflects restricted shares granted on June 30, 2015. The shares fully vested on February 17, 2018.
(10)
Reflects restricted shares vesting over four years of continuous service following November 13, 2015, with 25% of the shares vesting after the first year of service and the remaining shares vesting ratably on a quarterly basis thereafter, provided the NEO remains continuously employed by the Company through those dates.

(11)
The options shall become exercisable with respect to the first 25% of the shares subject to the option when the Reporting Person completes 12 months of continuous service after March 24, 2017. The option shall become exercisable to an additional 1/48th of the shares subject to the option when the Reporting Person completes each month of continuous service thereafter.

(12)
The options shall become exercisable with respect to the first 25% of the shares subject to the option when the Reporting Person completes 12 months of continuous service after April 26, 2017. The option shall become exercisable to an additional 1/48th of the shares subject to the option when the Reporting Person completes each month of continuous service thereafter.

(13)
The options shall become exercisable with respect to the first 25% of the shares subject to the option when the Reporting Person completes 12 months of continuous service after November 13, 2017. The option shall become exercisable to an additional 1/48th of the shares subject to the option when the Reporting Person completes each month of continuous service thereafter.

(14)	The option shall become exercisable with respect to the shares subject to the option when the person completes there years of continuous service after November 13, 2017.
(15)
The options shall become exercisable with respect to the first 25% of the shares subject to the option when the Reporting Person completes 12 months of continuous service after April 27, 2017. The option shall become exercisable to an additional 1/48th of the shares subject to the option when the Reporting Person completes each month of continuous service thereafter.

(16)
The options shall become exercisable with respect to the first 25% of the shares subject to the option when the Reporting Person completes 12 months of continuous service after April 15, 2015. The option shall become exercisable to an additional 1/48th of the shares subject to the option when the Reporting Person completes each month of continuous service thereafter.

(17)
The options shall become exercisable with respect to the first 25% of the shares subject to the option when the Reporting Person completes 12 months of continuous service after November 13, 2015. The option shall become exercisable to an additional 1/48th of the shares subject to the option when the Reporting Person completes each month of continuous service thereafter.

(18)
The options shall become exercisable with respect to the first 25% of the shares subject to the option when the Reporting Person completes 12 months of continuous service after May 8, 2017. The option shall become exercisable to an additional 1/48th of the shares subject to the option when the Reporting Person completes each month of continuous service thereafter.

(19)
Reflects restricted shares granted on February 9, 2015. One-third of the shares vested on February 17, 2016 and one-third of the shares will vest on each of February 17, 2017 and 2018, provided the NEO remains continuously employed by the Company on those dates. The shares are currently fully vested.

(20)
Reflects restricted shares granted on February 19, 2016. One-third of the shares vested on February 19, 2017 and one-third of the shares will vest on each of February 19, 2018 and 2019, provided the NEO remains continuously employed by the Company on those dates.

(21)
Reflects restricted shares granted on March 24, 2017. One-third of the shares vested on February 24, 2018 and one-third of the shares will vest on each of March 24, 2019 and 2020, provided the NEO remains continuously employed by the Company on those dates.

(22)
Reflects restricted shares granted on April 27, 2017. One-third of the shares vested on April 27, 2018 and one-third of the shares will vest on each of April 27, 2019 and 2020, provided the NEO remains continuously employed by the Company on those dates.

(23)
Reflects restricted shares granted on April 15, 2015. One-third of the shares vested on April 15, 2016 and one-third of the shares will vest on each of April 15, 2017 and 2018, provided the NEO remains continuously employed by the Company on those dates. The shares are currently fully vested.

(24)
Reflects restricted shares granted on May 8, 2017. One-third of the shares vested on May 8, 2018 and one-third of the shares will vest on each of May 8, 2019 and 2020, provided the NEO remains continuously employed by the Company on those dates.

(25)
Reflects restricted shares granted on May 11, 2015. One-third of the shares vested on May 11, 2016 and one-third of the shares will vest on each of May 11, 2017 and 2018, provided the NEO remains continuously employed by the Company on those dates.

(26)
Each NEO was awarded a 2016-2018 performance-based restricted share award that is earned upon our Company’s achievement of certain financial objectives for the three-year period from 2016 to 2018 (as described in greater detail in “Compensation Discussion and Analysis” above). In order to align the Executives with the Company’s strategic direction, the Compensation Committee agreed to terminated the 2016-2018 plan after the 2016 performance year and bifurcate the 2016-2018 into 2 tranches: 1) shares earned in 2016 and 2) shares earned from 2017-2018. The amount shown reflects the maximum award if all of the associated performance metrics are achieved. The actual earned amounts are reflected in the table below:

	Name of Recipient	Shares Earned 2016	Shares Earned 2017
	Stephen G. Waldis	16,467	0
	Robert E. Garcia	10,040	0
	Christopher Putnam	3,402	0
	Daniel Rizer	2,169	0

(27)
Each NEO employed by our Company on February 19, 2015 was awarded a 2015-2017 performance-based restricted share award that vests upon our Company’s achievement of certain financial objectives for the three-year period from 2015 to 2017. The amount shown reflects the maximum award if all of the associated performance metrics are achieved. The actual earned amounts are reflected in the table below:

		Name of Recipient	Shares Earned
		Stephen G. Waldis	38,204
		Robert E. Garcia	25,043
		Christopher Putnam	1,577
		Daniel Rizer	5,658
(28)
Reflects 2017-2019 Performance Shares as described in greater detail in “Compensation Discussion and Analysis” above. The amounts shown reflect the 2017-2019 Performance Shares that will be earned if certain financial goals are achieved. The actual number of shares subject to be issued could range from 0 to two times the amount shown above. None of the financial goals were achieved in 2017, and, thus, there were no shares earned in 2017.

(29)
Represents the maximum amount of restricted stock that may be granted pursuant to the Retention Bonus Plan. The possible amounts of shares are displayed for each participant in the table below. If at any time prior to July 26, 2019, the volume-weighted average of the Company's Common Stock closing price for 20 consecutive trading days (i) exceeds $30, the number of shares that will vest upon the vesting date shall be 125% of the target amount and (ii) exceeds $35, the number of shares that will vest upon the vesting date shall be 150% of the target amount.

	Participant	Target Shares	$30 Stock Price (125%) Shares	$35 Stock Price (150%) Shares
	Robert E. Garcia	39,500	49,375	59,250
	Lawrence Irving	32,700	40,875	49,050
	Christopher Putnam	28,350	35,438	42,525
	Daniel Rizer	35,000	43,750	52,500
(30)
Represents target number of performance shares. The actual number of the shares subject to be issued, which could range from 0 to two times the initial target amount, will depend upon whether the issuer has met certain performance metrics for 2018 and 2019. One-half of the shares, if any, will be issued on or about March 2019 based on the issuer's performance for 2018 and the remaining one-half of the shares, if any, will be issued on or about March 2020 based on the issuer's performance for 2019. The Reporting Person will be entitled to sell the shares upon issuance provided the Reporting Person is continuously employed by the Company through the date of issuance.

(31)
Computed in accordance with SEC rules as the number of unvested shares multiplied by the closing market price per share of our Common Stock on December 29, 2017, which was the last trading day of 2017, which was $8.94 per share. The actual value (if any) to be realized by the NEO depends on whether the shares vest and the future performance of our Common Stock. Each of the options and restricted shares automatically vest if we are acquired and the NEO is either involuntarily terminated or voluntarily resigns for good reason under certain circumstances following our change of control, as discussed in more detail below under “Employment Agreements.”

(32)	Reflects restricted shares granted on June 29, 2015. The shares fully vested on February 17, 2018.

Option Exercises and Stock Vested

The following table shows the number of shares acquired upon exercise of stock options by each NEO during the year ended December 31, 2017, and the shares of restricted stock held by each NEO that vested during the year ended December 31, 2017.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($) (1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (1)
Glenn Lurie	—	—	—	—
Ronald Hovsepian	—	—	18,260	242,675
Stephen G. Waldis	—	—	74,126	2,580,863
Lawrence Irving	—	—	—	—
John Frederick	—	—	—	—
Karen Rosenberger	777	3,700	14,502	498,928
Robert E. Garcia	22,320	167,986	48,125	1,676,691
Christopher S. Putnam	—	—	11,921	286,037
Daniel Rizer	—	—	17,358	479,247
______________________________
(1) For option awards, value realized on exercise is based on the fair market value of our Common Stock on the exercise date less the exercise price. For stock awards, value realized on vesting is based on the fair market value of our Common Stock on the vesting date. In neither case do the amounts set forth above necessarily reflect proceeds actually received by the NEO. Our NEOs will only realize value on these awards when the underlying shares are sold, which value may differ from the value shown in the table above as it is dependent on the price at which such shares of Common Stock are actually sold.

Employment Agreements

Chief Executive Officer

In connection with the appointment of Mr. Lurie as our Chief Executive Officer on November 13, 2017, we entered into an employment agreement with him. Pursuant to the terms of his appointment as Chief Executive Officer, Mr. Lurie is entitled to receive an annual base salary of $750,000 and be eligible to receive an annual performance bonus, with a target amount equal to 120% of his annual base salary, based upon the achievement of certain Company and individual objectives as determined by the Board or its Compensation Committee.  The Board or its Compensation Committee shall review Mr. Lurie’s base salary at least annually to determine whether to increase (but not decrease) the base salary in its discretion

The Company granted Mr. Lurie an initial award of 180,528 time-based restricted stock awards, time-based stock options to purchase 507,101 shares of the Company’s common stock and 180,528 performance shares, effective on his first day of employment.  The restricted stock awards will vest in equal annual installments on each anniversary of the grant date over a period of three years. Each vested Performance Share will entitle Mr. Lurie to receive one share of common stock of the Company.  The 2018 and 2019 Company performance goals shall be determined by the Board or its Compensation Committee at the time the Company’s business plan for such period is determined.

In addition, as an inducement for Mr. Lurie to join our Company as Chief Executive, due to his unique skill set, he was granted a one-time option to purchase 1,000,000 shares of the Company’s common stock (the “Challenge Grant” and collectively with the RSAs, the Initial Options and the Performance Shares, the “Inducement Awards”), at an exercise price of $10.04 per share, the closing price of the Company’s common stock on The Nasdaq Global Select Market on November 13, 2017.  The Challenge Grant shall vest in full on the third anniversary of the date of grant and shall expire on the seventh anniversary of the date of grant.

Pursuant to his employment agreement, Mr. Lurie will be eligible to receive severance benefits if he is subject to an involuntary termination, contingent on him signing and not revoking a general release of all claims against the Company. The employment agreement provides that if prior to, or after 24 months following, the occurrence of a “change in control” (as defined in the employment agreement), Mr. Lurie is subject to an “involuntary termination” (as defined in the employment agreement), he shall be eligible to receive a lump-sum severance payment equal to (i) two times the sum of his base salary in effect at the time of termination plus his average bonus received in the immediately preceding two years plus (ii) an amount equal to 24 times the monthly amount the Company was paying on behalf of Mr. Lurie and his eligible dependents with respect to the Company’s group health insurance plans in which

Mr. Lurie and his eligible dependents were participants as of the date of termination. In addition, all stock options, shares of restricted stock, and other equity awards granted by the Company and held by Mr. Lurie at the time of the involuntary termination shall be credited with an additional 12 months of vesting service as of the date of the termination; except that if the termination occurs prior to the third anniversary of the date of the grant of the Challenge Grant, then the number of shares subject to the Challenge Grant which vest shall equal to the product of (i) 1,000,000 shares and (ii) a fraction equal to (A) the number of complete calendar months that have elapsed since November 13, 2017 through the date of the involuntary termination and (B) 36.  Acceleration of performance vested restricted stock shall be determined based on the actual achievement of pro-rated performance goals through the date of involuntary termination.  The amount of these severance benefits shall be reduced by the amount of severance pay or pay in lieu of notice that Mr. Lurie receives from the Company under any applicable federal or state statute.

The employment agreement also provide that if an involuntary termination occurs within 120 days prior to or 24 months following a change in control, Mr. Lurie shall be eligible to receive a lump sum severance payment equal to (i) 2.99 times his base salary in effect at the time, (ii) two times his average bonus received in the immediately preceding two years, plus (iii) an amount equal to 24 times the monthly amount the Company was paying on behalf of Mr. Lurie and his eligible dependents with respect to the Company’s group health insurance plans in which Mr. Lurie and his eligible dependents were participants as of the date of termination. In addition, his outstanding stock options, shares of restricted stock, and other equity awards granted by the Company shall accelerate and be fully vested (other than performance-related restricted stock that is tied to performance after the change of control). The amount of these severance benefits shall be reduced by the amount of severance pay or pay in lieu of notice that Mr. Lurie receives from the Company under any applicable federal or state statute.

In the event of Mr. Lurie’s death, Mr. Lurie’s estate will receive an amount equal to his target cash incentive bonus for the fiscal year in which such termination occurs (or, if greater, the bonus amount determined based on the applicable factors and actual performance for such fiscal year).  In addition, all stock options, shares of restricted stock (other than performance-related restricted stock), and other time-based equity awards granted by the Company and held by Mr. Lurie at the time of his death (other than the Challenge Grant) shall accelerate and be fully vested, and a pro rata portion of the Challenge Grant equal to (i) 1,000,000 shares times (ii) a fraction the numerator of which is the number of complete calendar months that have elapsed between November 13, 2017 and the date Mr. Lurie’s employment ends due to death, and the denominator of which is 36 shall accelerate and be fully vested.

If Mr. Lurie’s employment terminates due to “permanent disability” (as defined in the employment agreement), Mr. Lurie will be entitled to receive (i) an amount equal to his target cash incentive bonus for the fiscal year in which such termination occurs (or, if reasonably ascertainable and greater, the bonus amount determined based on the applicable factors and actual performance for such fiscal year), prorated based on the number of days of employment completed during that fiscal year, plus (ii) a lump sum amount equal to 24 times the monthly amount the Company was paying on behalf of Mr. Lurie and his eligible dependents with respect to the Company’s group health insurance plans in which Mr. Lurie and his eligible dependents were participants as of the date of termination.  In addition, all stock options, shares of restricted stock (other than performance-related restricted stock) and other time-based equity awards granted by the Company and held by Mr. Lurie (other than the Challenge Grant) shall accelerate and be fully vested as of the date of Mr. Lurie’s termination, and (ii) a pro rata portion of the Challenge Grant equal to (i) 1,000,000 shares times (ii) a fraction the numerator of which is the number of complete calendar months that have elapsed between November 13, 2017 and the date Mr. Lurie’s employment ends due to disability, and the denominator of which is 36 shall accelerate and be fully vested.

Chief Financial Officer

In connection with Mr. Irving’s appointment as our Chief Financial Officer on April 27, 2017, we entered into an employment agreement with him. Pursuant to the terms of his employment with the Company, Mr. Irving will receive an annual base salary of $425,000 and be eligible to receive an annual performance bonus, with a target amount equal to 80% of his annual base salary, based upon the achievement of certain Company and individual objectives as determined by the Compensation Committee or the Board.  In addition, the Company will grant Mr. Irving equity awards worth $1.9 million in value, based on the Company’s stock price on the date of grant. One-third of the grant is stock options, with 25% vesting one year after the date of the grant and 1/48th monthly thereafter, one-third is time-based restricted stock awards, with one-third vesting each year, and one-third is performance shares, with vesting based on the approval by the Board or the Compensation Committee that the Company has met certain performance metrics.

Other Named Executive Officers

We entered into an employment agreement with Mr. Garcia on May 1, 2017, replacing his employment agreement dated January 1, 2015. Effective January 1, 2017, the employment agreements of Messrs. Putnam and Rizer were terminated as were most of the other executives of the Company, and replaced by Tier One Employment Plans, with substantially the same terms as the employment agreements of Messrs. Garcia and Irving. The employment agreement and Tier One Employment Plans are collectively referred to as the “Employment Arrangements”. Pursuant to the Employment Arrangements, each NEO will be eligible to receive severance benefits if he is subject to an involuntary termination, contingent on him signing and not revoking a general release of all claims against the Company. The Employment Arrangements provide that if prior to, or after 24 months following, the occurrence of a “change in control” (as defined in the Employment Arrangements), the NEO is subject to an “involuntary termination” (as defined in the employment agreement), he shall be eligible to receive a lump-sum severance payment equal to (i) one and one-half times the sum of his base salary in effect at the time of termination plus his average bonus received in the immediately preceding two years plus (ii) an amount equal to 24 times the monthly amount the Company was paying on behalf of each NEO and his eligible dependents with respect to the Company’s group health insurance plans in which Mr. Irving and his eligible dependents were participants as of the date of termination. In addition, all stock options, shares of restricted stock (other than performance related restricted stock), and other time based equity awards granted by the Company and held by the NEO shall accelerate and be fully vested. The amount of these severance benefits shall be reduced by the amount of severance pay or pay in lieu of notice that the NEO receives from the Company under any applicable federal or state statute.

The Employment Arrangements also provide that if an involuntary termination occurs within 120 days prior to or 24 months following a change in control, the NEO shall be eligible to receive a lump sum severance payment equal to two times his base salary in effect at the time and his average bonus received in the immediately preceding two years, plus an amount equal to 24 times the monthly amount the Company was paying on behalf of the NEO and his eligible dependents with respect to the Company’s group health insurance plans in which the NEO and his eligible dependents were participants as of the date of termination.  The amount of these severance benefits shall be reduced by the amount of severance pay or pay in lieu of notice that the NEO receives from the Company under any applicable federal or state statute.

In the event of a NEO’s death, his estate will receive an amount equal to his target cash incentive bonus for the fiscal year in which such termination occurs (or, if greater, the bonus amount determined based on the applicable factors and actual performance for such fiscal year).  In addition, all stock options, shares of restricted stock (other than performance-related restricted stock), and other time-based equity awards granted by the Company and held by the NEO at the time of his death shall accelerate and be fully vested .

If a NEO’s employment terminates due to “permanent disability” (as defined in the Employment Arrangements), he will be entitled to receive (i) an amount equal to his target cash incentive bonus for the fiscal year in which such termination occurs (or, if reasonably ascertainable and greater, the bonus amount determined based on the applicable factors and actual performance for such fiscal year), prorated based on the number of days of employment completed during that fiscal year, plus (ii) a lump sum amount equal to 24 times the monthly amount the Company was paying on behalf of Mr. Irving and his eligible dependents with respect to the Company’s group health insurance plans in which Mr. Irving and his eligible dependents were participants as of the date of termination.  In addition, all stock options, shares of restricted stock (other than performance-related restricted stock), and other time-based equity awards granted by the Company and held by the NEO at the time of his permanent disability shall accelerate and be fully vested.

Estimated Payments and Benefits

The table below reflects the potential payments and benefits to which the NEOs would be entitled pursuant to their respective employment agreements. There are no agreements, arrangements or plans that entitle executive officers to severance, perquisites, or other enhanced benefits in connection with the termination of their employment other than the employment agreements. The amounts shown in the table below assume that each termination was effective as of December 31, 2017.

Name	Benefit	Voluntary Resignation/ Termination for Cause ($)	Involuntary Termination Prior to, or More Than 24 Months after, a Change in Control ($)		Termination Due to Death or Disability ($)		Involuntary Termination Within 24 Months After a Change in Control ($)
Glenn Lurie	Severance (1)	$—	$3,300,000	(10)	$900,000		$4,042,500
	Option Acceleration (2)	—	—		—		—
	Restricted Stock Acceleration (3)	—	537,973		1,613,920		1,613,920
	Accrued Vacation (6)	48,077	48,077		48,077		48,077
	Benefit Continuation (7)	—	30,550		30,550	(8)	30,550
	Total Value	$48,077	$3,916,600		$2,592,547		$5,735,047

Stephen G. Waldis	Severance (1)	$—	$1,998,155		$687,500		$2,616,905
	Option Acceleration (2)	—	—		—		—
	Restricted Stock Acceleration (3)	—	—		1,243,116		1,243,116
	Accrued Vacation (6)	48,077	48,077		48,077		48,077
	Benefit Continuation (7)	—	30,550		30,550	(8)	30,550
	Total Value	$48,077	$2,076,782		$2,009,243		$3,938,648

Lawrence Irving	Severance (1)	$—	$1,147,500		$340,000		$1,221,159
	Option Acceleration (2)	—	—		—		—
	Restricted Stock Acceleration (3)	—	—		718,365		718,365
	Retention Plan Equity Acceleration	—	292,338	(4)	292,338	(4)	292,338
	Retention Plan Non-Equity	—	425,000	(5)	425,000	(5)	425,000
	Accrued Vacation (6)	32,692	32,692		32,692		32,692
	Benefit Continuation (7)	—	19,847		19,847	(8)	19,847
	Total Value	$32,692	$1,917,377		$1,828,242		$2,709,401

Robert E. Garcia	Severance (1)	$—	$1,068,750		$380,000		$1,425,000
	Option Acceleration (2)	—	—		—		—
	Restricted Stock Acceleration (3)	—	—		1,107,228		1,107,228
	Retention Plan Equity Acceleration	—	353,130	(4)	353,130	(4)	353,130
	Retention Plan Non-Equity	—	475,000	(5)	475,000	(5)	475,000
	Accrued Vacation (6)	36,538	36,538		36,538		36,538
	Benefit Continuation (7)	—	27,875		27,875	(8)	27,875
	Total Value	$36,538	$1,961,293		$2,379,771		$3,424,771

Christopher S. Putnam	Severance (1)	$—	$816,000		$408,000		$1,088,000
	Option Acceleration (2)	—	—		—		—

	Restricted Stock Acceleration (3)	—	—		625,379		625,379
	Retention Plan Equity Acceleration	—	253,449	(4)	253,449	(4)	253,449
	Retention Plan Non-Equity	—	340,000	(5)	340,000	(5)	340,000
	Accrued Vacation (6)	26,154	26,154		26,154		26,154
	Benefit Continuation (7)	—	13,941		27,882	(8)	27,882
	Total Value	$26,154	$1,449,544		$1,680,864		$2,360,864

Daniel Rizer	Severance (1)	$—	$911,484		$336,000		$1,215,312
	Option Acceleration (2)	—	—		—		—
	Restricted Stock Acceleration (3)	—	—		658,547		658,547
	Retention Plan Equity Acceleration	—	312,900	(4)	312,900	(4)	312,900
	Retention Plan Non-Equity	—	420,000	(5)	420,000	(5)	420,000
	Accrued Vacation (6)	32,308	32,308		32,308		32,308
	Benefit Continuation (7)	—	15,275		30,550	(8)	30,550
	Total Value	$32,308	$1,691,967		$1,790,305		$2,669,617
______________________________

(1)
For purposes of valuing cash severance payments in the table above, we used each executive officer’s base salary as of December 31, 2017. For purposes of calculating cash severance payments in the table above in the event of an involuntary termination (whether prior to, within 24 months following, or more than 24 months following, a change in control), we used each NEO’s average annual bonuses for 2016 and 2017 and, for purposes of calculating cash severance payments in the table above in the event of a termination due to permanent disability, we used the NEO’s target bonus as of December 31, 2017.

(2)
The value of option acceleration shown in the table above was calculated based on the assumption that the triggering event occurred on December 31, 2017. The value of the vesting acceleration was calculated by multiplying the number of unvested shares subject to each option by the excess of the closing price of our Common Stock on December 29, 2017, the last trading day of the year, over the exercise price of the option.

(3)
The value of restricted stock acceleration shown in the table above was calculated based on the assumption that the triggering event occurred on December 31, 2017. The value of the vesting acceleration was calculated by multiplying the number of unvested shares subject to each restricted stock grant by the closing price of our Common Stock on December 29, 2017, the last trading day of the year.

(4)
Amount shown reflects the total price of the Target number of shares earned based on the assumption that the triggering event occurred on December 31, 2017. The value of the vesting acceleration was calculated by multiplying the Target shares by the closing price of our Common Stock on December 29, 2017, the last trading day of the year. Participants in the Retention Bonus Plan may earn higher amounts of shares if the closing price of the volume-weighted average of the Company’s Common Stock exceeds a certain price for 20 consecutive trading days at any point prior to July 26, 2019. In the event of an Involuntary Termination other than for death or disability, the performance multiplier will be the greater of the Target multiplier or the highest Common Stock closing price level attained over 20 consecutive trading days. In the event of an Involuntary Termination for death or disability, the Company may elect to waive the Company’s volume-weighted average Common Stock closing price for 20 consecutive trading days. The below table represents the price level and performance multiplier for each participant in the Retention Bonus Plan.

Participant | Target Shares | Shares if $30 Stock Price (125%) | Shares if $35 Stock Price (150%)
Garcia | 39,500 | 49,375 | 59,250
Irving | 32,700 | 40,875 | 49,050
Putnam | 28,350 | 35,458 | 45,525
Rizer | 35,000 | 43,750 | 52,500

(5)
Amount shown reflects the Target cash under the Retention Bonus Plan that would have been the amount granted had the triggering event occurred on December 31, 2017. Participants in the Retention Bonus Plan may earn higher amounts of cash if the closing price of the volume-weighted average of the Company’s Common Stock exceeds a certain price for 20 consecutive trading days at any point prior to July 26, 2019. In the event of an Involuntary Termination other than for death or disability, the performance multiplier will be the greater of the Target multiplier or the highest Common Stock closing price level attained over 20 consecutive trading days. In the event of an Involuntary Termination for death or disability, the Company may elect to waive the Company’s volume-weighted average Common Stock closing price for 20 consecutive trading days. The below table represents the price level and performance multiplier for each participant in the Retention Bonus Plan.

Participant | Target Cash ($) | Cash ($) if $30 Stock Price (125%) | Cash ($) if $35 Stock Price (150%)
Garcia | 475,000 | 593,750 | 712,500
Irving | 425,000 | 531,250 | 637,500
Putnam | 340,000 | 425,000 | 510,000
Rizer | 420,000 | 525,000 | 630,000

(6)	Based on each executive officer’s base salary in effect and twenty (20) accrued but unused vacation days.
(7)	Amounts reflect two times the current cost to us of the individual’s health and welfare benefits per year.

(8)	Only payable in the event of a termination due to permanent disability.
(9)
Amounts reflect 1.0 the current costs to us of the individual’s health and welfare benefits per year for Involuntary Termination without change in control; 2.0 the current costs to us of the individual’s health and welfare benefits per year for Disability or Termination due to change in control.

(10)	Receives 12 months of accelerated vesting for options and awards resulting from involuntary termination without change in control.

Pay Ratio Disclosure

As required by the Dodd-Frank Act and applicable SEC rules, we are providing the following information about the relationship of the annual total compensation of our employees and the annual total compensation of Glenn Lurie our Chief Executive Officer:

For our fiscal year ended December 31, 2017:

•	The median of the annual total compensation of all employees (other than our CEO) was $74,216; and

•	The annual total compensation of our CEO, as reported in the 2017 Summary Compensation Table included elsewhere in this Proxy Statement, was $10,875,461.

Based on this information the ratio of the annual total compensation of Mr. Lurie to the median of the annual total compensation of our employees was 146 to 1%.

The above ratio is appropriately viewed as an estimate. To identify the median of the annual compensation of our employees, we reviewed the current base salary and the bonus and long term incentive compensation targets of our U.S. and non-U.S. employees as of December 31, 2017. Out of our approximately 1,460 employees, approximately 580 of our employees are located in India. Once we identified our “median employee,” using the methodology described above, we determined that employee’s annual total compensation in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K for purposes of calculating the required pay ratio. As Mr. Lurie was hired on November 11, 2017, his total compensation utilized for this comparison reflect a one-time inducement grant that was necessary to recruit him to the Company.

Equity Compensation Plan Information

The following table provides information as of December 31, 2017 regarding shares of common stock that may be issued under the Company’s equity compensation plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options Warrants and Rights (a)		Weighted-Average Exercise Price of Outstanding Options Warrants and Rights (b)	Number of Securities for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	2,329,353	(1)		2,293,712	(2)
Equity compensation plans not approved by security holders (3)	3,775		$19.32	—
Total	2,333,128		$32.46	2,293,712
______________________________

(1)
In addition, as of December 31, 2016, there were 1,918,437 shares of unvested restricted common stock outstanding, which shares are subject to the risk of forfeiture if the underlying time-based or performance-based vesting conditions are not satisfied.

(2)
As of March, 27 2017, there were 3,458,574 shares available for issuance under the 2015 Equity Incentive Plan, which includes shares that were assumed from the Intralinks Holdings, Inc. 2010 Equity Incentive Plan in connection with the consummation of the Intralinks Transaction.

(3)	Consists of the 2010 New Hire Equity Incentive Plan, which we assumed in connection with the acquisition of FusionOne, Inc.

Report of the Audit Committee(1)

The Audit Committee of the Board consists of the three non-employee directors named below. The Board annually reviews the Nasdaq listing standards’ definition of independence for audit committee members and has determined that each member of the Audit Committee meets that standard. The Board has also determined that each of Donnie M. Moore and Thomas Hopkins is an audit committee financial expert as described in applicable rules and regulations of the Securities and Exchange Commission.

The principal purpose of the Audit Committee is to assist the Board in its general oversight of the Company’s accounting and financial reporting processes and audits of the Company’s financial statements. The Audit Committee is responsible for selecting and engaging the Company’s independent registered public accounting firm and approving the audit and non-audit services to be provided by the independent registered public accounting firm. The Audit Committee’s function is more fully described in its charter, which the Board has adopted and which the Audit Committee reviews on an annual basis.

The Company’s management is responsible for preparing the Company’s financial statements and the Company’s financial reporting process. Ernst & Young LLP, the Company’s independent registered public accounting firm, is responsible for performing an independent audit of the Company’s consolidated financial statements and expressing an opinion on the conformity of those financial statements with U.S. generally accepted accounting principles. The Audit Committee has reviewed and discussed with the Company’s management the audited financial statements of the Company included in this Form 10-K.

The Audit Committee has also reviewed and discussed with Ernst & Young LLP the audited financial statements in the 10-K. In addition, the Audit Committee discussed with Ernst & Young LLP those matters required to be discussed by Statement on Auditing Standards No. 61, as amended or supplemented, entitled “Communications with Audit Committees.” Additionally, Ernst & Young LLP provided to the Audit Committee the written disclosures and the letter required by Rule 3526 of the Public Company Accounting Oversight Board (Communications with Audit Committees Concerning Independence). The Audit Committee also discussed with Ernst & Young LLP its independence from the Company.

Based upon the review and discussions described above, the Audit Committee recommended to our Board of Directors that the audited financial statements be included in the 10-K for filing with the United States Securities and Exchange Commission.

Submitted by the following members of the Audit Committee:

Donnie M. Moore, Chair
William J. Cadogan
Thomas J. Hopkins
______________________________

(1)
The material in this report is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference in any filing of Synchronoss Technologies, Inc. under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information known to us regarding beneficial ownership of our Common Stock and Series A Convertible Participating Perpetual Preferred Stock (the “Series A Preferred Stock”) as of May 31, 2018 by:

•	each person, or group of affiliated persons, who is known by us to beneficially own more than five percent (5%) of our outstanding Common Stock or Series A Preferred Stock;

•	each of our named executive officers;

•	each of our current directors and directors that served during 2017; and

•	all of our current directors and executive officers as a group.

The table below is based upon information supplied by executive officers, directors and principal stockholders and Schedule 13Gs and 13Ds filed with the SEC through May 31, 2018.

As of May 31, 2018, 41,779,208 shares of our Common Stock and 188,353 shares of our Series A Preferred Stock, respectively, were outstanding. As of May 31, 2018, each share of Series A Preferred Stock was convertible into 55.5556 shares of Common Stock, provided, however, if the holder thereof elects to effect a conversion of some or all of their shares of Series A Preferred Stock and the sum, without duplication, of (i) the aggregate number of shares of Common Stock issued to such holder upon such conversion and any shares of Common Stock previously issued to such holders upon conversion of Series A Preferred Stock and then held by such holders, plus (ii) the number of shares of Common Stock underlying shares of Series A Preferred Stock that would be held at such time by such holders (after giving effect to such conversion), would exceed the 19.99% of the issued and outstanding shares of our Common Stock (the “Conversion Cap”), then such holders would only be entitled to convert such number of shares as would result in the sum of clauses (i) and (ii) (after giving effect to such conversion) being equal to the Conversion Cap (after giving effect to any such limitation on conversion). The holders of shares of the Series A Preferred Stock shall be entitled to vote with the holders of shares of Common Stock (and any other class or series that may similarly be entitled to vote with the holders of Common Stock) on all matters submitted to a vote or to the consent of the stockholders of the Company (including the election of directors) as one class.

The amounts and percentages of our Common Stock and Series A Preferred Stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. The information does not necessarily indicate beneficial ownership for any other purposes. Under the SEC rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed a beneficial owner of securities as to which such person has no economic interest. Except as otherwise set forth below, the street address of the beneficial owner is c c/o Synchronoss Technologies, Inc., 200 Crossing Boulevard, Bridgewater, NJ 08807.

	Common Stock Beneficially Owned		Series A Preferred Stock Beneficially Owned
Name	Shares	%	Shares	%
5% Stockholders
Silver Private Holdings I, LLC (1) 601 Lexington Avenue, 59th Floor New York, NY 10022	10,443,430 (2)	19.99%	188,353	100.0%
The Vanguard Group (3) 100 Vanguard Blvd. Malvern, PA 19355	3,687,733	8.8%	—	—
Elk Creek Partners, LLC (4) 44 Cook St., Suite 705 Denver, CO 80206	2,487,832	6.00%	0	0.0%

Directors and Named Executive Officers
Glenn Lurie (5)	327,834	•	—	—
Stephen G. Waldis (6)	907,570	2.1%	—	—
Lawrence Irving (7)	164,664	•	—	—
Robert E. Garcia (8)	341,805	•	—	—
Christopher Putnam (9)	112,674	•	—	—
Daniel Rizer	43,309	•	—	—
Ronald Hovsepian	13,171	•	—	—
Karen Rosenberger	14,233	•	—	—
John Frederick	—	--	—	—
James M. McCormick (10)	3,121,268	7.5%	—	—
William J. Cadogan (11)	340,559	•	—	—
Thomas J. Hopkins (12)	89,006	•	—	—
Donnie M. Moore (13)	76,799	•	—	—%
Frank Baker (14)	10,443,430 (2)	19.99%	—	—
Peter Berger (15)	10,443,430 (2)	19.99%	—	—
Robert Aquilina (16)	—	—	—	—
All current executive officers and directors as a group (20 persons) (17)	16,473,134	34.4%	188,353	100%
______________________________
*    Less than 1%

(1)
Silver Private Holdings I, LLC (“Silver Holdings”) is controlled by its sole member, Silver Private Investments, LLC (“Silver Parent”). Silver Parent is controlled by its members, Siris Partners III, L.P. (“Siris Fund III”) and Siris Partners III Parallel, L.P. (“Siris Fund III Parallel”). Each of Siris Fund III and Siris Fund III Parallel is controlled by its general partner, Siris Partners GP III, L.P. (“Siris Fund III GP”). Siris Fund III GP is controlled by its general partner, Siris GP HoldCo III, LLC (“Siris Fund III GP HoldCo”). Siris Capital Group III, L.P. (“Siris Fund III Advisor”) serves as investment manager to Siris Fund III and Siris Fund III Parallel pursuant to investment management agreements with each of them. Siris Capital Group, LLC (“Siris Capital Group”) shares investment management authority in respect of Siris Fund III and Siris Fund III Parallel pursuant to an agreement between Siris Fund III Advisor and Siris Capital Group. Siris Fund III Advisor is controlled by its general partner, Siris Advisor HoldCo III, LLC (“Siris Fund III Advisor HoldCo”). Siris Capital Group is controlled by its managing member, Siris Advisor HoldCo, LLC (“Siris Advisor HoldCo”). Each of Siris Fund III GP HoldCo, Siris Fund III Advisor HoldCo and Siris Advisor HoldCo is controlled by Frank Baker, Peter Berger and Jeffrey Hendren. Based on a Schedule 13D/A filed with the SEC on February 20, 2018.

(2)	Consists of shares of our Common Stock issuable upon conversion of the Series A Preferred Stock held by Silver Holdings, subject to the Conversion Cap.
(3)	Based on a Schedule 13G/A filed with the SEC on February 9, 2018.
(4)	Based on a Schedule 13G/A filed with the SEC on February 13, 2018.
(5)	Includes 327,834 shares subject to options exercisable within 60 days of May 31, 2018. Excludes [•] shares subject to options not exercisable within 60 days of May 31, 2018.
(6)
Includes 55,592 shares of restricted common stock subject to the Company’s lapsing right of repurchase. Includes 518,202 shares subject to options exercisable within 60 days of May 31, 2018. Excludes 172,954 shares subject to options not exercisable within 60 days of May 31, 2018.

(7)
Includes 120,625 shares of restricted common stock subject to the Company’s lapsing right of repurchase. Includes 43,801 shares subject to options exercisable within 60 days of May 31, 2018. Excludes 139,054 shares subject to options not exercisable within 60 days of May 31, 2018.

(8)
Includes 145,831 shares of restricted common stock subject to the Company’s lapsing right of repurchase. Includes 172,679 shares subject to options exercisable within 60 days of May 31, 2018. Excludes 156,223 shares subject to options not exercisable within 60 days of May 31, 2018.

(9)
Includes 57,627 shares of restricted common stock subject to the Company’s lapsing right of repurchase. Includes 55,047 shares subject to options exercisable within 60 days of May 31, 2018. Excludes 78,436 shares subject to options not exercisable within 60 days of May 31, 2018.

(10)
Includes 43,104 shares of restricted common stock subject to the Company’s lapsing right of repurchase. Includes 37,281 shares subject to options exercisable within 60 days of May 31, 2018. Excludes 25,186 shares subject to options not exercisable within 60 days of May 31, 2018.

(11)
Includes 43,104 shares of restricted common stock subject to the Company’s lapsing right of repurchase. Includes 37,281 shares subject to options exercisable within 60 days of May 31, 2018. Excludes 25,186 shares subject to options not exercisable within 60 days of May 31, 2018.

(12)
Includes 43,104 shares of restricted common stock subject to the Company’s lapsing right of repurchase. Includes37,281 shares subject to options exercisable within 60 days of May 31, 2018. Excludes 25,186 shares subject to options not exercisable within 60 days of May 31, 2018.

(13)
Includes 39,518 shares of restricted common stock subject to the Company’s lapsing right of repurchase. Includes 37,281 shares subject to options exercisable within 60 days of May 31, 2018. Excludes 25,186 shares subject to options not exercisable within 60 days of May 31, 2018.

(14)
Includes securities beneficially owned by Silver Holdings as set forth in footnote 1 above, for which Mr. Baker may be deemed to share voting and investment power. Mr. Baker disclaims beneficial ownership of the securities held by Silver Holdings except to the extent of his pecuniary interest therein, if any.

(15)
Includes securities beneficially owned by Silver Holdings as set forth in footnote 1 above, for which Mr. Berger may be deemed to share voting and investment power. Mr. Berger disclaims beneficial ownership of the securities held by Silver Holdings except to the extent of his pecuniary interest therein, if any.

(16)	Excludes 30,000 shares subject to options not exercisable within 60 days of May 31, 2018.
(17)
Includes 1,207,869 shares of restricted common stock subject to the Company’s lapsing right of repurchase. Includes1,082,180 shares subject to options exercisable within 60 days of May 31, 2018. Excludes 2,494,566 shares subject to options not exercisable within 60 days of May 31, 2018.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Related Party Transactions

Transactions, arrangements or relationships in which we were, are or will be a participant and the amount involved exceeds $120,000, and in which any related person had, has or will have a direct or indirect material interest are subject to review, approval or ratification by our Board or a committee composed of members of our Board. Our Audit Committee has the principal responsibility for reviewing related person transactions pursuant to written policies and procedures adopted by our Board, subject to specified exceptions and other than those that involve compensation. In conformance with regulations of the SEC, these policies and procedures define related persons to include our executive officers, our directors and nominees to become a director of our Company, any person who is known to us to be the beneficial owner of more than 5% of any class of our voting securities, any immediate family member of, or person sharing the household with, any of the foregoing persons, and any firm, corporation or other entity in which any of the foregoing persons is employed, is a general partner or in which such person has a 5% or greater beneficial ownership interest. In accordance with our policies and procedures, related person transactions shall be consummated or shall continue only if approved or ratified by our Audit Committee or the disinterested members of our Board and only if the terms of the transaction are determined to be in, or not to be inconsistent with, the best interests of our Company and our stockholders. The approval of our Compensation Committee is required to approve any transaction that involves compensation to our directors and executive officers. This approval process does not apply to any transaction that is available to all of our employees generally.

Siris Capital Group

In accordance with the terms of that certain Securities Purchase Agreement, dated as of October 17, 2017 (the “PIPE Purchase Agreement”), between Synchronoss and Silver Private Holdings I, LLC, an affiliate of Siris (“Silver”), on February 15, 2018, Synchronoss issued to Silver 185,000 shares of Synchronoss’ Series A Convertible Participating Perpetual Preferred Stock (the “Series A Preferred Stock”), par value $0.0001 per share, with an initial liquidation preference of $1,000 per share, in exchange for $97.7 million in cash and the transfer from Silver to Synchronoss of the Existing Siris Shares (the “Preferred Transaction”). In connection with the issuance of the Series A Preferred Stock, Synchronoss (i) filed a Certificate of Designation with the State of Delaware setting forth the rights, preferences, privileges, qualifications, restrictions and limitations on the Series A Preferred Stock (the “Series A Certificate”) and (ii) entered into an Investor Rights Agreement with Silver setting forth certain registration, governance and preemptive rights of Silver with respect to Synchronoss (the “Investor Rights Agreement”).

Pursuant to the PIPE Purchase Agreement, at the closing, Synchronoss paid to Siris $5 million as a reimbursement of Silver’s reasonable costs and expenses incurred in connection with the Preferred Transaction.

Certificate of Designation of the Series A Preferred Stock

The rights, preferences, privileges, qualifications, restrictions and limitations of the shares of Series A Preferred Stock are set forth in the Series A Certificate. Under the Series A Certificate, the holders of the Series A Preferred Stock are entitled to receive, on each share of Series A Preferred Stock on a quarterly basis, an amount equal to the dividend rate of 14.5% divided by four and multiplied by the then-applicable Liquidation Preference (as defined in the Series A Certificate) per share of Series A Preferred Stock (collectively, the “Preferred Dividends”). The Preferred Dividends are due on January 1, April 1, July 1 and October 1 of each year (each, a “Series A Dividend Payment Date”). Synchronoss may choose to pay the Preferred Dividends in cash or in additional shares of Series A Preferred Stock. In the event Synchronoss does not declare and pay a dividend in-kind or in cash on any Series A Dividend Payment Date, the unpaid amount of the Preferred Dividend will be added to the Liquidation Preference. In addition, the Series A Preferred Stock participates in dividends declared and paid on shares of Common Stock.

Each share of Series A Preferred Stock is convertible, at the option of the holder, into the number of shares of Common Stock equal to the “Conversion Price” (as that term is defined in the Series A Certificate) multiplied by the then applicable “Conversion Rate” (as that term is defined in the Series A Certificate). Each share of Series A Preferred Stock is initially convertible into 55.5556 shares of Common Stock, representing an initial “conversion price” of approximately $18.00 per share of Common Stock. The Conversion Rate is subject to equitable proportionate adjustment in the event of stock splits, recapitalizations and other events set forth in the Series A Certificate.

On and after the fifth anniversary of February 15, 2018, holders of shares of Series A Preferred Stock have the right to cause Synchronoss to redeem each share of Series A Preferred Stock for cash in an amount equal to the sum of the current liquidation preference and any accrued dividends. Each share of Series A Preferred Stock is also redeemable at the option of the holder upon the occurrence of a “Fundamental Change” (as that term is defined in the Series A Certificate) at a specified premium. In addition, the Company is also permitted to redeem all outstanding shares of the Series A Preferred Stock (i) at any time within the first 30 months of the date of issuance for the sum of the then-applicable Liquidation Preference, accrued but unpaid dividends and a make whole amount and (ii) at any time following the 30-month anniversary of the date of issuance for the sum of the then-applicable Liquidation Preference and the accrued but unpaid dividends.

The holders of a majority of the Series A Preferred Stock, voting separately as a class, are entitled at each annual meeting of the stockholders of the Company or at any special meeting called for the purpose of electing directors (or by written consent signed by the holders of a majority of the then-outstanding shares of Series A Preferred Stock in lieu of such a meeting): (i) to nominate and elect two members of the Board of Directors of Synchronoss for so long as the Preferred Percentage (as defined in the Series A Certificate) is equal to or greater than 10%; and (ii) to nominate and elect one member of the Board of Directors of Synchronoss for so long as the Preferred Percentage is equal to or greater than 5% but less than 10%.

For so long as the holders of shares of Series A Preferred Stock have the right to nominate at least one director, Synchronoss shall be required to obtain the prior approval of Silver prior to taking certain actions, including: (i) certain dividends, repayments and redemptions; (ii) any amendment to Synchronoss’ certificate of incorporation that adversely effects the rights, preferences, privileges or voting powers of the Series A Preferred Stock; (iii) issuances of stock ranking senior or equivalent to shares of Series A Preferred Stock (including additional shares of Series A Preferred Stock) in the priority of payment of dividends or in the distribution of assets upon any liquidation, dissolution or winding up of Synchronoss; (iv) changes in the size of the Board of Directors of Synchronoss; (v) any amendment, alteration, modification or repeal of the charter of the Nominating and Corporate Governance Committee of the Board of Directors and related documents; and (vi) any change in the principal business of Synchronoss or the entry into any line of business outside of its existing lines of businesses. In addition, in the event that Synchronoss is in EBITDA Non-Compliance (as defined in the Series A Certificate) or the undertaking of certain actions would result in Synchronoss exceeding a specified pro forma leverage ratio, then the prior approval of Silver would be required to incur indebtedness (or alter any debt document) in excess of $10 million, enter or consummate any transaction where the fair market value exceeds $5 million individually or $10 million in the aggregate in a fiscal year or authorize or commit to capital expenditures in excess of $25 million in a fiscal year.

Each holder of Series A Preferred Stock has one vote per share on any matter on which holders of Series A Preferred Stock are entitled to vote separately as a class, whether at a meeting or by written consent. The holders of Series A Preferred Stock are permitted to take any action or consent to any action with respect to such rights without a meeting by delivering a consent in writing or electronic transmission of the holders of the Series A Preferred Stock entitled to cast not less than the minimum number of votes that would be necessary to authorize, take or consent to such action at a meeting of stockholders. In addition to any vote (or action taken by written consent) of the holders of the shares of Series A Preferred Stock as a separate class provided for in the Series A Certificate or by the General Corporation Law of the State of Delaware, the holders of shares of the Series A Preferred Stock are entitled to vote with the holders of shares of Common Stock (and any other class or series that may similarly be entitled to vote on an as-converted basis with the holders of Common Stock) on all matters submitted to a vote or to the consent of the stockholders of the Company (including the election of directors) as one class.

Under the Series A Certificate, if Silver and certain of its affiliates have elected to effect a conversion of some or all of their shares of Series A Preferred Stock and if the sum, without duplication, of (i) the aggregate number of shares of Common Stock issued to such holders upon such conversion and any shares of Common Stock previously issued to such holders upon conversion of Series A Preferred Stock and then held by such holders, plus (ii) the number of shares of Common Stock underlying shares of Series A Preferred Stock that would be held at such time by such holders (after giving effect to such conversion), would exceed the 19.9% of the issued and outstanding shares of Synchronoss’ voting stock on an as converted basis (the “Conversion Cap”), then such holders would only be entitled to convert such number of shares as would result in the sum of clauses (i) and (ii) (after giving effect to such conversion) being equal to the Conversion Cap (after giving effect to any such limitation on conversion). Any shares of Series A Preferred Stock which a holder has elected to convert but which, by reason of the previous sentence, are not so converted, will be treated as if the holder had not made such election to convert and such shares of Series A Preferred Stock will remain outstanding. Also, under the Series A Certificate, if the sum, without duplication, of (i) the aggregate voting power of the shares previously issued to Silver and certain of its affiliates held by such holders at the record date, plus (ii) the aggregate voting power of the shares of Series A Preferred Stock held by such holders as of such record date, would exceed 19.99% of the total voting power of Synchronoss’ outstanding voting stock at such record date, then, with respect to such shares, Silver and certain of its affiliates are only entitled to cast a number of votes equal to 19.99% of such total voting power. The limitation on conversion and voting ceases to apply upon receipt of the requisite approval of holders of Common Stock under the applicable listing standards.

Investor Rights Agreement

Concurrently with the closing of the Preferred Transaction, Synchronoss and Silver entered into the Investor Rights Agreement.  Under the terms of the Investor Rights Agreement, Silver and Synchronoss have agreed that the Board of Directors of Synchronoss will consist of ten members.  So long as the holders of Series A Preferred have the right to nominate a member to the Board of Directors pursuant to the Series A Certificate, the full Board of Directors of Synchronoss will be constituted as follows: (i) two Series A Preferred Directors (as defined in the Investor Rights Agreement); (ii) four directors who meet the independence criteria set forth in the applicable listing standards (each of whom will be initially agreed upon by Synchronoss and Silver); and (iii) four other directors, two of whom shall satisfy the independence criteria of the applicable listing standards and, as of the closing of the Preferred Transaction, one of whom shall be the individual then serving as chief executive officer of Synchronoss and one of whom shall be the current chairman of the Board of Directors of Synchronoss as of the date of execution of the Investors Rights Agreement.  So long as the holders of Series A Preferred have the right to nominate at least one director to the Board of Directors of Synchronoss pursuant to the Series A Certificate, Silver will have the right to designate two members of the Nominating and Corporate Governance Committee of the Board of Directors.

Pursuant to the terms of the Investor Rights Agreement, neither Silver nor its affiliates may transfer any shares of Series A Preferred Stock subject to certain exceptions (including transfers to affiliates that agree to be bound by the terms of the Investor Rights Agreement).

For so long as Silver has the right to appoint a director to the Board of Directors of Synchronoss, without the prior approval by a majority of directors voting who are not appointed by the holders of shares of Series A Preferred Stock, neither Silver nor its affiliates will directly or indirectly purchase or acquire any debt or equity securities of Synchronoss (including equity-linked derivative securities) if such purchase or acquisition would result in Silver’s Standstill Percentage (as defined in the Investors Rights Agreement) being in excess of 30%.  However, the foregoing standstill restrictions would not prohibit the receipt of shares of Series A Preferred issued as Preferred Dividends pursuant to the Series A Certificate, shares of Common Stock received upon conversion of shares of Series A Preferred Stock or receipt of any shares of Series A Preferred Stock, Common Stock or other securities of the Company otherwise paid as dividends or as an increase of the Liquidation Preference (as defined in the Series A Certificate) or distributions thereon.  Silver will also have preemptive rights with respect to issuances of securities of Synchronoss in order to maintain its ownership percentage.

Under the terms of the Investor Rights Agreement, Silver is entitled to (i) three demand registrations, with no more than two demand registrations in any single calendar year and provided that each demand registration must include at least 10% of the shares of Common Stock held by Silver, including shares of Common Stock issuable upon conversion of shares of Series A Preferred Stock and (ii) unlimited piggyback registration rights with respect to primary issuances and all other issuances.

The issuance and sale of the Series A Preferred Stock to Silver pursuant to the PIPE Purchase Agreement was exempt from registration under the Securities Act, pursuant to Section 4(a)(2) of the Securities Act. In the PIPE Purchase Agreement, Silver represented to Synchronoss that it is an “accredited investor” as defined in Rule 501 of the Securities Act and that the shares of Series A Preferred Stock are being acquired for investment purposes and not with a view to, or for sale in connection with, any distribution thereof, and appropriate legends will be affixed to any certificates evidencing the shares of Series A Preferred Stock or any Common Stock issued upon conversion thereof.

Meeker Sharkey

During 2017, we engaged Meeker Sharkey as our insurance broker for our officers and directors, commercial liability and health benefits insurance. Thomas Sharkey, Jr., a principal of Meeker Sharkey, is the brother in law of James M. McCormick, a member of our Board. During 2017, we paid Meeker Sharkey $136,568. In addition to any value received by Mr. Sharkey, Jr. by virtue of his minority ownership interest in Meeker Sharkey, he received a commission from Meeker Sharkey in connection with our insurance policies. Our Audit Committee approved our engagement of Meeker Sharkey as our insurance broker as a related party transaction.

Other than as described above, there were no other transaction or series of similar transactions to which we were or are a party in which the amount involved exceeded or exceeds $120,000 and in which any of our directors, current executive officers, holders of more than 5% of any class of our voting securities, or any member of the immediate family of any of the foregoing persons, had or will have a direct or indirect material interest, other than compensation arrangements, which are described where required under “Executive Compensation” and “Director Compensation” above.

Sequential Technology International, LLC.

Under various agreements between our Company and Sequential Technology International, LLC (“Sequential”), which agreements were signed at the same time as our Company divested its activation exception handling business to Sequential, in 2017, Sequential paid our Company approximately $27 million for various services, including but not limited to billing, IT, human resource, financial planning, facilities support and access rights to our Order Manager and platform services and support.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM’S FEES

The following table represents aggregate fees billed to the Company for fiscal years ended December 31, 2017 and December 31, 2016 by Ernst & Young LLP, the Company’s principal accountant. All services described below for 2017 and 2016 were pre-approved by the Audit Committee.

	Fiscal Year Ended
	2017	2016
	(In thousands)
Audit Fees(1)	$23,220	$3,025
Audit Related Fees(2)	3	235
Total Fees	$23,223	$3,260
______________________________

(1)
For professional services rendered for the audits of annual financial statements, including the audit of annual financial statements and audit of internal control over financial reporting for the years ended December 31, 2017 and 2016. The audit fees also include the review of quarterly financial statements included in the Company’s quarterly reports on Form 10-Q, statutory audits of foreign subsidiaries and other regulatory filings or similar engagements.

(2)	Includes fees that are for assurance and related services other than those included in Audit Fees and primarily relate to due diligence services relating to an acquisition.

PRE-APPROVAL POLICIES AND PROCEDURES

The Audit Committee’s policy, subject to certain permitted exceptions for certain de minimis services, is to pre-approve all audit and permissible non-audit services rendered by Ernst & Young LLP, our independent registered public accounting firm. The Audit Committee can pre-approve specified services in defined categories of audit services, audit-related services and tax services up to specified amounts, as part of the Audit Committee’s approval of the scope of the engagement of Ernst & Young LLP or on an individual case-by-case basis before Ernst & Young LLP is engaged to provide a service. The Audit Committee has determined that the rendering of the services other than audit services by Ernst & Young LLP is compatible with maintaining the principal accountant’s independence. The independent registered public accounting firm and management are required to meet with the audit committee to review and discuss our annual and quarterly financial statements and related disclosures, as well as our critical accounting policies and practices. Additionally, the audit committee is responsible for reviewing the audit plan with the independent registered public accounting firm and members of management responsible for preparing our consolidated financial statements. All of the services of Ernst & Young LLP for 2017 and 2016 described above were pre-approved by the audit committee.

PART IV
ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements:

(a)(2) Schedule for the years ended December 31, 2017, 2016, 2015:

*II—Valuation and Qualifying Accounts

All other Schedules have been omitted because they are not applicable, or the required information is shown in the Consolidated Financial Statements or of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K thereto.

(a)(3) Exhibits:

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of the Registrant, incorporated by reference to Registrant’s Registration Statement on Form S‑1 (Commission File No. 333‑132080).
3.2	Amended and Restated Bylaws of the Registrant, incorporated by reference to Registrant’s Registration Statement on Form S‑1 (Commission File No. 333‑132080).
3.3	Amendment No. 1 to Amended and Restated Bylaws of Registration, incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on February 20, 2018.
3.4
Certificate of Designations of Series A Convertible Participating Perpetual Preferred Stock, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on February 20, 2018.

4.1	Reference is made to Exhibits 3.1, 3.2, 3.3 and 3.4
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
4.8
Investor Rights Agreement by and between Synchronoss Technologies, Inc. and Silver Private Holdings I, LLC dated as of February 15, 2018, incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on February 20, 2018.

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

10.7‡
Cingular Master Services Agreement, effective September 1, 2005 by and between the Registrant and Cingular Wireless LLC, incorporated by reference to Registrant’s Annual Report on Form 10‑K for the year ended December 31, 2008.

10.8‡
Subordinate Material and Services Agreement No. SG021306.S.025 by and between the Registrant and AT&T Services, Inc. dated as of August 1, 2013, incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013, including order numbers SG021306.S.025.S.001, SG021306.S.025.S.002, SG021306.S.025.S.003 and SG021306.S.025.S.004, incorporated by reference to Registrant’s Quarterly Report on Form 10‑Q/A for the quarter ended September 30, 2013.

10.9‡
Amendment 1 effective as of January 1, 2016 to Subordinate Material and Services Agreement No. SG021306.S.025 by and between the Registrant and AT&T Services, Inc., incorporated by reference to Exhibit 10.9.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016.

10.10‡
Order No.SG021306.S.025.S.007 effective as of January 1, 2016 by and between the Registrant and AT&T Services, Inc., incorporated by reference to Exhibit 10.9.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016.

10.11‡
Amendment No. 1 effective as of January 1, 2016 to Order No. SG021306.S.025.S.001 dated as of August 1, 2013 by and between the Registrant and AT&T Services, Inc. together with Amended and Restated Order No. SG021306.S.025.S.001, incorporated by reference to Exhibit 10.9.3 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016..

10.12‡
Amendment No. 2 effective as of January 1, 2016 to Order No. SG021306.S.025.S.002 dated as of August 1, 2013 by and between the Registrant and AT&T Services, Inc., together with Amended and Restated Order No. SG021306.S.025.S.002, incorporated by reference to Exhibit 10.9.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016..

10.13‡
Amendment No. 3 effective as of January 1, 2016 to Order No. SG021306.S.025.S.003 dated as of August 1, 2013 by and between the Registrant and AT&T Services, Inc. incorporated by reference to Exhibit 10.9.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016.

10.14‡
Amendment No. 4 effective as of January 1, 2016 to Order No. SG021306.S.025.S.003 dated as of August 1, 2013 by and between the Registrant and AT&T Services, Inc., together with Amended and Restated Order No. SG021306.S.025.S.003, incorporated by reference to Exhibit 10.9.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016..

10.15‡
Amendment No. 5 effective as of January 1, 2016 to Order No. SG021306.S.025.S.004 dated as of August 1, 2013 by and between the Registrant and AT&T Services, Inc. together with Amended and Restated Order No. SG021306.S.025.S.004, incorporated by reference to Exhibit 10.9.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016..

10.16†	Employment Agreement dated as of January 1, 2017 between the Registrant and Stephen G. Waldis.
10.17†	Tier One Executive Employment Plan effective March 24, 2017.
10.18†	Employment Agreement dated as of April 27, 2017 between the Registrant and Lawrence R. Irving.
10.19†	Employment Agreement dated as of May 1, 2017 between the Registrant and Robert Garcia.
10.20†	Executive Employment Letter dated as of May 5, 2017 between the Registrant and Daniel Rizer.
10.21†	Executive Employment Letter dated as of May 5, 2017 between the Registrant and Christopher Putnam.
10.22†
Employment Agreement dated as of November 13, 2017 between the Registrant and Glenn Lurie, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 17, 2017.

10.23	2017 New Hire Equity Incentive Plan, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 21, 2017.
10.24*	Application Service Provider Agreement retroactively effective as of April 1, 2013 by and between the Registrant and Verizon Sourcing LLC.
10.25*	Change Request No 8 effective January 1, 2018 to SOW No.1 Application Service Provider Agreement to effective as of April 1, 2013 by and between the Registrant and Verizon Sourcing LLC.
21.1	List of subsidiaries.
23.1	Consent of Ernst & Young, LLP, Independent Registered Public Accounting Firm.
24	Power of Attorney (see signature page to this Annual Report on Form 10‑K)
31.1	Certification of Principal Executive Officer pursuant to Rule 13a‑14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes‑Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Rule 13a‑14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes‑Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to Rule 13a‑14(b) of the Exchange Act and section 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes‑Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to Rule 13a‑14(b) of the Exchange Act and section 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes‑Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Labels Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
__________________________________________________________

†	Compensation Arrangement.

*	Confidential treatment has been requested for portions of this document. The omitted portions of this document have been filed with the Securities and Exchange Commission.

‡	Confidential treatment has been granted with respect to certain provisions of this exhibit.

(b)	Exhibits.

See (a)(3) above.

(c)	Financial Statement Schedule.

ITEM 16.  FORM 10-K SUMMARY

None.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

December 31, 2017, 2016, and 2015:

	Beginning			Ending
	Balance	Additions	Reductions	Balance
	(In thousands)
Allowance for doubtful receivables
2017	$1,459	$7,590	$(5,942)	$3,107
2016 (As Restated)	$1,189	$10,201	$(9,931)	$1,459
2015 (As Restated)	$88	$2,032	$(931)	$1,189

	Beginning			Ending
	Balance	Additions	Reductions	Balance
	(In thousands)
Allowance for loan loss
2017	$—	$14,562	$—	$14,562

	Beginning			Ending
	Balance	Additions	Reductions	Balance
	(In thousands)
Valuation allowance for deferred tax assets
2017	$14,180	$23,370	$(5,027)	$32,523
2016 (As Restated)	$10,804	$3,783	$(407)	$14,180
2015 (As Restated)	$4,764	$7,248	$(1,208)	$10,804

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNCHRONOSS TECHNOLOGIES, INC. (Registrant)

By	/s/ Glenn Lurie
Glenn Lurie, Chief Executive Officer

June 29, 2018

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Ronald J. Prague or Larry Irving, or either of them, each with the power of substitution, their attorney-in-fact, to sign any amendments to this Form 10-K (including post-effective amendments), and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or their substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature

/s/ Glenn Lurie	Chief Executive Officer	June 29, 2018
Glenn Lurie	(Principal Executive Officer)

/s/ Lawrence R. Irving	Chief Financial Officer	June 29, 2018
Lawrence R. Irving	(Principal Financial Officer) (Principal Accounting Officer)

/s/ Robert Aqualina	Director	June 29, 2018
Robert Aqualina

/s/ Frank Baker	Director	June 29, 2018
Frank Baker

/s/ Peter Berger	Director	June 29, 2018
Peter Berger

/s/ William J. Cadogan	Director	June 29, 2018
William J. Cadogan

/s/ Thomas J. Hopkins	Director	June 29, 2018
Thomas J. Hopkins

/s/ James M. McCormick	Director	June 29, 2018
James M. McCormick

/s/ Donnie M. Moore	Director	June 29, 2018
Donnie M. Moore

/s/ Stephen Waldis	Director	June 29, 2018
Stephen Waldis	Executive Chairman