Form 10-Q
period 2018-03-31
SYNCHRONOSS TECHNOLOGIES INC
filed 2018-07-02
CIK 1131554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Class	Outstanding at June 05, 2018
Common stock, $0.0001 par value	42,171,671

SYNCHRONOSS TECHNOLOGIES, INC.
FORM 10-Q INDEX

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

SYNCHRONOSS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (In thousands)

	March 31, 2018	December 31, 2017

ASSETS
Current assets:
Cash and cash equivalents	$310,426	$156,299
Restricted cash	1,312	89,826
Marketable securities	2,028	3,111
Accounts receivable, net of allowances of $3,235 and $3,107 at March 31, 2018 and December 31, 2017, respectively	42,033	78,186
Prepaid expenses and other current assets	34,782	43,557
Total current assets	390,581	370,979
Marketable securities	6,272	—
Property and equipment, net	99,701	111,825
Goodwill	240,035	237,303
Intangible assets, net	130,038	132,167
Deferred tax assets	—	—
Other assets	5,130	5,236
Note receivable from related party	80,724	73,984
Equity method investment	30,419	33,917
Total assets	$982,900	$965,411

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	14,518	5,959
Accrued expenses	64,660	72,739
Deferred revenues	34,732	75,829
Mandatorily redeemable financial instrument	—	37,959
Total current liabilities	113,910	192,486
Lease financing obligation	10,855	11,183
Convertible debt, net of debt issuance costs	228,057	227,704
Deferred tax liabilities	14,018	13,735
Deferred revenues	41,240	25,241
Other liabilities	6,255	6,195
Commitments and contingencies (Note 13)
Redeemable noncontrolling interest	12,500	25,280
Series A Convertible Participating Perpetual Preferred Stock, $0.0001 par value; 10,000 shares authorized; 185 shares issued and outstanding at March 31, 2018	165,246	—
Stockholders’ equity:
Common stock, $0.0001 par value; 100,000 shares authorized, 52,274 and 52,024 shares issued; 41,220 and 46,965 outstanding at March 31, 2018 and December 31, 2017, respectively	5	5
Treasury stock, at cost (11,054 and 5,059 shares at March 31, 2018 and December 31, 2017, respectively)	(150,414)	(105,584)
Additional paid-in capital	615,529	597,553
Accumulated other comprehensive loss	(19,693)	(23,373)
Accumulated deficit	(54,608)	(5,014)
Total stockholders’ equity	390,819	463,587
Total liabilities and stockholders’ equity	$982,900	$965,411
 ** See Note 5 -Investments in Affiliates and Related Transactions for related party transactions reflected in this account.
See accompanying notes to condensed consolidated financial statements.

SYNCHRONOSS TECHNOLOGIES, INC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2018	2017

Net revenues	$83,709	$86,097
Costs and expenses:
Cost of revenues*	44,549	46,055
Research and development	20,905	25,489
Selling, general and administrative	38,110	38,815
Restructuring charges	1,108	2,998
Depreciation and amortization	23,271	24,087
Total costs and expenses	127,943	137,444
Loss from continuing operations	(44,234)	(51,347)
Interest income	3,552	2,857
Interest expense	(1,247)	(10,617)
Other expense, net	4,282	4,186
Equity method investment (loss) income	(205)	748
Loss from continuing operations, before taxes	(37,852)	(54,173)
(Provision) benefit for income taxes	(125)	8,721
Net loss from continuing operations	(37,977)	(45,452)
Net loss from discontinued operations, net of tax	—	(16,134)
Net loss	(37,977)	(61,586)
Net loss attributable to redeemable noncontrolling interests	1,285	2,889
Preferred stock dividend	(3,353)	—
Net loss attributable to Synchronoss common shareholders	(40,045)	(58,697)

Basic:
Continuing operations	$(0.95)	$(0.96)
Discontinued operations	—	(0.37)
	$(0.95)	$(1.33)
Diluted:
Continuing operations	$(0.95)	$(0.96)
Discontinued operations	—	(0.37)
	$(0.95)	$(1.33)
Weighted-average common shares outstanding:
Basic	42,181	44,212
Diluted	42,181	44,212
________________________________
*    Cost of revenues excludes depreciation and amortization which is shown separately.

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)
(Unaudited) (In thousands)

	Three Months Ended March 31,
	2018	2017
Net loss	$(37,977)	$(61,586)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	2,872	3,660
Unrealized (loss) gain on available for sale securities	(21)	8
Net income on intra-entity foreign currency transactions	829	193
Total other comprehensive income, net of tax	3,680	3,861
Comprehensive loss	(34,297)	(27,264)
Comprehensive loss attributable to redeemable noncontrolling interests	1,285	2,889
Comprehensive loss attributable to Synchronoss	$(33,012)	$(24,375)

SYNCHRONOSS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Three months ended March 31,
	2018	2017
Operating activities:
Net Income (Loss) - SNCR	$(37,977)	$(45,452)
Net Income (Loss) - IL	—	(16,134)

Adjustments to reconcile Net Income (Loss) - SNCR to net cash provided by operating activities:
Depreciation and amortization expense	23,272	24,087
Change in fair value of financial instruments	(3,849)	—
Amortization of debt issuance costs	353	1,870
Accrued PIK interest	(3,447)	(2,752)
Earnings (loss) from equity method investments	205	(748)
Gain on disposals	—	(4,947)
Assets of discontinued operations	—	26,183
Amortization of bond premium	17	91
Deferred income taxes	191	5,119
Non-cash interest on leased facility	275	269
Stock-based compensation	7,184	8,112
Contingent consideration obligation	—	(2)
Changes in operating assets and liabilities:
Accounts receivable, net of allowance for doubtful accounts	36,153	9,320
Prepaid expenses and other current assets	9,402	(21,055)
Other assets	710	(4,925)
Accounts payable	8,646	11,082
Accrued expenses	(10,873)	(18,821)
Other liabilities	(137)	(39)
Lease obligation interest payment	—	—
Deferred revenues	(39,514)	16,143
Net cash used in operating activities	(9,389)	(12,599)

Investing activities:
Purchases of fixed assets	(1,093)	(4,402)
Purchases of intangible assets and capitalized software	(7,047)	(5,353)
Proceeds from the sale of Speechcycle	—	13,500
Purchases of marketable securities available for sale	(6,676)	(219)
Maturity of marketable securities available for sale	1,450	3,975
Investing in discontinued operations	—	(2,704)
Business acquired, net of cash	—	(815,094)
Net cash used in investing activities	(13,366)	(810,297)

Financing activities:
Share-based compensation-related proceeds, net of taxes paid on withholding shares	2,142	2,406
Debt issuance costs related to the Credit Facility	—	(3,692)
Debt issuance costs related to long term debt	—	(19,887)
Proceeds from issuance of long term debt	—	900,000
Repayment of revolving line of credit	—	(29,000)
Proceeds from sale of Treasury Shares	—	1,047
Proceeds from issuance of preferred stock	86,220	—
Payments on capital obligations	(369)	(664)
Net cash provided by financing activities	87,993	850,210
Effect of exchange rate changes on cash	374	2,010
Net increase in cash, restricted cash and cash equivalents	65,612	29,324
Cash, restricted cash and cash equivalents, beginning of period	246,126	211,433
Cash, restricted cash and cash equivalents, end of period	$311,738	$240,757

Supplemental disclosures of non-cash investing and financing activities:
Issuance of common stock in connection with Intralinks acquisition	$—	$4,700

Cash and cash equivalents per the Consolidated Balance Sheets	310,426	221,178
Restricted cash per the Consolidated Balance Sheets	$1,312	$19,579
Total cash, cash equivalents and restricted cash	$311,738	$240,757
 See accompanying notes to condensed consolidated financial statements.

Table of Content
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

2. Basis of Presentation and Consolidation

Basis of Presentation and Consolidation

The condensed consolidated financial statements as of March 31, 2018 and for the three months ended March 31, 2018 and 2017 are unaudited, but in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods. They do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

The condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and variable interest entities (“VIE”) in which the Company is the primary beneficiary and entities in which the Company has a controlling interest. Investments in less than majority-owned companies in which the Company does not have a controlling interest, but does have significant influence, are accounted for as equity method investments. Investments in less than majority-owned companies in which the Company does not have the ability to exert significant influence over the operating and financial policies of the investee are accounted for using the cost method. All material intercompany transactions and accounts are eliminated in consolidation.

For further information about the Company’s basis of presentation and consolidation or its significant accounting policies, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Recently Issued Accounting Standards

Recent accounting pronouncements adopted

Standard	Description	Effect on the financial statements
Date of adoption: January 1, 2020.
ASU 2017-09 Stock Compensation (Topic 718), Scope of Modification
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
This ASU did not have a material effect on our condensed consolidated financial statements.
Date of adoption: January 1, 2018.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Standards issued not yet adopted

Standard	Description	Effect on the financial statements
ASU 2017-09 Stock Compensation (Topic 718), Scope of Modification
In January 2016, the FASB issued ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01), which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01 is effective for us in our first quarter of fiscal 2019, and earlier adoption is not permitted except for certain provisions.

The Company does not expect that our pending adoption of this ASU will have a material effect on our condensed consolidated financial statements.
Date of adoption: January 1, 2019.
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
The Company is currently evaluating the impact of the adoption of this ASU on its condensed consolidated financial statements.
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
The Company is in the process of evaluating the effect of the new guidance on its condensed consolidated financial statements and disclosures.
Date of adoption: January 1, 2019.

In May 2014, the FASB issued a new accounting standard related to revenue recognition, ASU 2014-09, “Revenue from Contracts with Customers,” (“ASC 606” or “Topic 606”). The new standard supersedes the existing revenue recognition requirements under U.S. GAAP and requires entities to recognize revenue when they transfer control of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. It also requires increased disclosures regarding the nature, amount, timing, and uncertainty of revenues and cash flows arising from contracts with customers.

On January 1, 2018, we adopted Topic 606 applying the modified retrospective method to all contracts that were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for the prior period. We recorded a net reduction to opening retained earnings of approximately $10.1 million as of January 1, 2018 due to the cumulative impact of adopting Topic 606.  The impact to revenues for the three months ended March 31, 2018 was an increase of $11.0 million as a result of adopting Topic 606. The impact to costs is not material.

The impact of adoption primarily relates to (1) the delayed pattern of recognition under Topic 606 for certain professional services revenue when such professional services involve the customization of features and functionality for subscription services customers, (2) the earlier pattern of recognition under Topic 606 for license revenue when the Company provides hosting services for on-premise license customers. In the case of professional services that involve the customization of features and functionality for subscription services, under historic accounting policies the professional services were considered to have standalone value, and as a result were recognized as the services were performed.  Under Topic 606, such professional services are not considered to be a distinct performance obligation within the context of the subscription services contract, and as such each month’s customization services revenue is recognized over the shorter of the estimated remaining life of the subscription software (typically three years) or the remaining term of the subscription services contract. In the case of license contracts sold in association with hosting, under historic accounting policies the license revenue was recognized over the hosting term due to the lack of vendor specific objective evidence (“VSOE”) of fair value for the hosting services.  Under Topic 606, VSOE is no longer required in order

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

separate revenue between the license and the hosting elements, and the license revenue is generally recognized upon delivery of the software based on the relative allocation of the contract price based on the established standalone selling price (“SSP”).

Additional impacts of adoption include (1) in certain cases changes in the amount allocated to the various performance obligations in accordance with the relative standalone selling price method required by Topic 606 compared to the amount allocated to the various elements in accordance with the residual method or the relative selling price method, as applicable, under historic accounting policies, (2) the capitalization and subsequent amortization of certain sales commissions as costs to obtain a contract under ASC 340-40, whereas under historic accounting policies all such amounts were expensed as incurred (3) the timing and amount of revenue recognition for certain sales contracts that are considered to involve variable consideration under Topic 606, but were considered to either not be fixed or determinable or to involve contingent revenue features under historic accounting policies, (4) in certain limited cases, the accounting for discounted customer options to purchase future software or services as material rights under Topic 606, as well as (5) the income tax impact of the above items, as applicable.

Changes in accounting policies as a result of adopting Topic 606 and nature of goods

The following is a description of principal activities from which we generate revenue. Revenues are recognized when control of the promised goods or services are transferred to our customers, in an amount that reflects the consideration that we expect to receive in exchange for those goods or services. We generate all of our revenue from contracts with customers.

Subscription and Transaction revenues consist of revenues derived from the processing of transactions through the Company’s service platforms, providing enterprise portal management services on a subscription basis and maintenance agreements on software licenses. We generate revenue from Subscription services from monthly active user fees, software as a service (“SaaS”) fees, hosting and storage fees, and fees for the related maintenance support for those services. In most cases, the subscription or transaction arrangement is a single performance obligation comprised of a series of distinct services that are substantially the same and that have the same pattern of transfer (i.e., distinct days of service). The Company applies a measure of progress (typically time-based) to any fixed consideration and allocates variable consideration to the distinct periods of service based on usage. When the Company does not allocate variable consideration to distinct periods of service, the total estimated transaction price is recognized ratably over the term of the contract.

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

Many of the Company’s contracts guarantee minimum volume transactions from the customer. In these instances, if the customer’s total estimated transaction volume for the period is expected to be less than the contractual amount, the Company records revenues at the minimum guaranteed amount on a straight line based over the period covered by the minimum. Set‑up fees for transactional service arrangements are deferred until set up activities are completed and recognized on a straight‑line basis over remaining expected customer relationship period. Revenues are presented net of discounts, which are volume level driven, or credits, which are performance driven, and are determined in the period in which the volume thresholds are met, or the services are provided. We recognize revenues from support and maintenance performance obligations over the service delivery period.

The Company’s software licenses typically provide for a perpetual or term right to use the Company’s software. The Company has concluded that in most cases its software license is distinct as the customer can benefit from the software on its own. Software revenue is typically recognized when the software is delivered to the customer. Contracts that include software customization or specified upgrades may result in the combination of the customization services with the software license as one performance obligation.

The Company’s professional services include software development and customization. The contracts generally include project deliverables specified by each customer. The performance obligations in the agreements are generally combined into one deliverable and generally result in the transfer of control over time. The underlying deliverable is owned and controlled by the customer and

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

does not create an asset with an alternative use to us. We recognize revenue on fixed fee contracts on the proportion of labor hours expended to the total hours expected to complete the contract performance obligation.

Most of the Company’s contracts with customers contain multiple performance obligations which generally include either 1) a perpetual software license with support and maintenance and sometimes a hosting agreement or 2) a term SaaS agreement, in many cases these are sold along with professional services. For these contracts, the Company accounts for individual goods and services separately if they are distinct performance obligations, this often requires significant judgment based upon knowledge of the products, the solution provided and the structure of the sales contract. In SaaS agreements we provide a service to the customer which combines the software functionality, maintenance and hosting into a single performance obligation when the customer doesn’t have the ability to take possession of the underlying software license. We may also sell the same three goods and services in a contract, but they may be three performance obligations, where the customer has the right to take possession of the software license without significant penalty.

The transaction price is allocated to the separate performance obligations on a relative standalone selling price basis. The Company estimates standalone selling prices of software based on observable inputs of past transactions to similarly situated customers. When such observable data is not available for certain software licenses because there is a limited number of transactions or prices are highly variable, the Company will estimate the standalone selling price using the residual approach. Standalone selling prices of services are typically determined based on observable transactions when these services are sold on a standalone basis to similarly situated customers or estimated using a cost plus margin approach.

Estimating the transaction price of variable consideration including the variable quantity subscription or transaction contracts in a multiple performance obligation arrangement requires significant judgment. We generally estimate this variable consideration at the most likely amount to which we expect to be entitled and in certain cases based on the expected value. We include estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Our estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of our anticipated performance and all information (historical, current and forecasted) that is reasonably available to us. We review and update these estimates on a quarterly basis.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

The Company’s typical performance obligations include the following:

Performance Obligation	When Performance Obligation is Typically Satisfied	When Payment is Typically Due	How Standalone Selling Price is Typically Estimated
Software License
Software License	Upon shipment or made available for download (point in time)	Within 90 days of delivery	Observable transactions or residual approach when prices are highly variable or uncertain
Software License with significant customization	Over the performance of the customization and installation of the software (over time)	Within 90 days of services being performed	Residual approach
Hosting Services	As hosting services are provided (over time)	Within 90 days of services being provided	Estimated using a cost-plus margin approach
Professional Services
Consulting	As work is performed (over time)	Within 90 days of services being performed	Observable transactions
Customization	SaaS: Over the remaining term of the SaaS agreement License: Over the performance of the customization and installation of the software (over time)	Within 90 days of services being performed	Observable transactions
Transaction Services	As transaction is processed (over time)	Within 90 days of transaction	Observable transactions
Subscription Services
Customer Support	Ratably over the course of the support contract (over time)	At the beginning of the contract period	Observable transactions
SAAS	Over the course of the SaaS service once the system is available for use (over time)	Within 90 days of services being performed	Estimated using a cost-plus margin approach

Disaggregation of revenue

The Company disaggregates revenue from contracts with customers into the nature of the products and services and geographical regions. Our geographic regions are the Americas (United States, Canada, Latin America), EMEA (Europe, Middle East, Africa) and APAC (Australia, Japan, Southeast Asia, China). The majority of our revenue is from TM&T (Technology-Media-Telcom) sector.

	Three Months Ended March 31, 2018
	Cloud	Digital	Messaging	Total
Geography
AMERICAS	$35,860	$20,879	$2,611	$59,350
APAC	—	1,684	15,923	17,607
EMEA	2,444	448	3,860	6,752
Total	$38,304	$23,011	$22,394	$83,709

Service Line
Professional Services	$3,444	$5,708	$4,559	$13,711
Transaction Services	2,343	1,779	—	4,122
Subscription Services	32,129	15,077	8,779	55,985
License	388	447	9,056	9,891
Total	$38,304	$23,011	$22,394	$83,709

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Trade Accounts Receivable and Contract balances

We classify our right to consideration in exchange for deliverables as either a receivable or a contract asset. A receivable is a right to consideration that is unconditional (i.e. only the passage of time is required before payment is due). For example, we recognize a receivable for revenues related to our time and materials and transaction or volume-based contracts. We present such receivables in Trade accounts receivable, net in our consolidated statements of financial position at their net estimated realizable value. We maintain an allowance for doubtful accounts to provide for the estimated amount of receivables that may not be collected. The allowance is based upon an assessment of customer creditworthiness, historical payment experience, the age of outstanding receivables and other applicable factors.

A contract asset is a right to consideration that is conditional upon factors other than the passage of time. For example, we would record a contract asset if we record revenue on a professional services engagement, but are not entitled to bill until we achieve specified milestones. Contract asset balance at March 31, 2018 was immaterial.

Amounts collected in advance of services being provided are accounted for as contract liabilities, which are presented a deferred revenue on the accompanying balance sheet and are realized with the associated revenue recognized under the contract. Nearly all of the Company's contract liabilities balance is related to services revenue, primarily subscription (“SaaS”) services contracts.

Our contract assets and liabilities are reported in a net position on a customer basis at the end of each reporting period.

Significant changes in the contract liabilities balance (current and noncurrent) during the period are as follows (in thousands):

Three Months Ended March 31, 2018
Contract Liabilities*
Balance - January 1, 2018	$115,009
Revenue recognized in the period	(53,157)
Amounts billed but not recognized as revenue	14,120
Balance - March 31, 2018	$75,972
*    Comprised of Deferred Revenue

Revenues recognized during the three months ended March 31, 2018 for performance obligations satisfied or partially satisfied in previous periods were immaterial.

Contract acquisition costs

In connection with the adoption of Topic 606 and the related cost accounting guidance under ASC 340, we are required to capitalize certain contract acquisition costs consisting primarily of commissions and bonuses paid when contracts are signed. As of January 1, 2018, the date we adopted Topic 606, we capitalized $0.7 million in contract acquisition costs related to contracts that were not completed. For contracts that have a duration of less than one year, we follow a Topic 606 practical expedient and expense these costs over the estimated customer life, because we do not pay commissions upon renewals that are commensurate with the initial contract. In the three months ended March 31, 2018, the amount of amortization was immaterial and there was no impairment loss in relation to costs capitalized.

Contract Fulfillment Costs

Under ASC 340-40 we evaluate whether or not we should capitalize the costs of fulfilling a contract. Such costs would be capitalized when they are not within the scope of other standards and: (1) are directly related to a contract; (2) generate or enhance resources that will be used to satisfy performance obligations, and (3) are expected to be recovered. No such costs were capitalized as of March 31, 2018.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Transaction price allocated to the remaining performance obligations

ASC 606 requires that we disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of March 31, 2018. The Company has elected not to disclose transaction price allocated to remaining performance obligations for:

1.	Contracts with an original duration of one year or less, including contracts that can be terminated for convenience without a substantive penalty,

2.	Contracts for which we recognize revenues based on the right to invoice for services performed,

3.
Variable consideration allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer a distinct good or service that forms part of a single performance obligation in accordance with ASC 606-10-25-14(b), for which the criteria in ASC 606-10-32-40 have been met.

Many of our performance obligations meet one or more of these exemptions. As of March 31, 2018, the aggregate amount of transaction price allocated to remaining performance obligations, other than those meeting the exclusion criteria above, was $415.1 million, of which approximately 68% is expected to be recognized as revenues within 2 years, and the remainder thereafter.

Estimates of revenue expected to be recognized in future periods also exclude unexercised customer options to purchase services that do not represent material rights to the customer. Customer options that do not represent a material right are only accounted for in accordance with Topic 606 when the customer exercises its option to purchase additional goods or services.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

In accordance with Topic 606, the disclosure of the impact of adoption to our Condensed Consolidated Balance Sheet and Condensed Consolidated Statement of Operations was as follows:

	March 31, 2018
	As Reported	Impacts of the New Revenue Standard	Adjusted amounts under prior GAAP
ASSETS
Current assets:
Cash and cash equivalents	$310,426	$—	$310,426
Restricted cash	1,312	—	1,312
Marketable securities	2,028	—	2,028
Accounts receivable, net of allowances of $3,235 and $3,107 at March 31, 2018 and December 31, 2017, respectively (1)	42,033	1,808	40,225
Prepaid expenses and other current assets (2)	34,782	99	34,683
Total current assets	390,581	1,907	388,674
Marketable securities	6,272	—	6,272
Property and equipment, net	99,701	—	99,701
Goodwill	240,035	—	240,035
Intangible assets, net	130,038	—	130,038
Deferred tax assets	—	—	—
Other assets (2)	5,130	479	4,651
Note receivable from related party	80,724	—	80,724
Equity method investment	30,419	—	30,419
Total assets	$982,900	$2,386	$980,514

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,518	$—	$14,518
Accrued expenses	64,660	(8,747)	73,407
Deferred revenues (3)	34,732	(8,161)	42,893
Total current liabilities	113,910	(16,908)	130,818
Lease financing obligation	10,855	—	10,855
Convertible debt, net of debt issuance costs	228,057	—	228,057
Deferred tax liabilities	14,018	—	14,018
Deferred revenues (3)	41,240	18,607	22,633
Other liabilities	6,255	—	6,255
Redeemable noncontrolling interest	12,500	—	12,500
Commitments and contingencies (Note 13)
Series A Convertible Participating Perpetual Preferred Stock, $0.0001 par value; 10,000 shares authorized; 185 shares issued and outstanding at March 31, 2018	165,246	—	165,246
Stockholders’ equity:
Common stock, $0.0001 par value; 100,000 shares authorized, 52,274 and 52,024 shares issued; 41,220 and 46,965 outstanding at March 31, 2018 and December 31, 2017, respectively	5	—	5
Treasury stock, at cost (11,054 and 5,059 shares at March 31, 2018 and December 31, 2017, respectively)	(150,414)	—	(150,414)
Additional paid-in capital	615,529	—	615,529
Accumulated other comprehensive loss (4)	(19,693)	32	(19,725)
Accumulated deficit	(54,608)	655	(55,263)
Total stockholders’ equity	390,819	687	390,132
Total liabilities and stockholders’ equity	$982,900	$2,386	$980,514

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

	Three Months Ended March 31,
	As Reported	Impacts of the New Revenue Standard	Adjusted amounts under prior GAAP
Net revenues (3)	$83,709	$10,982	$72,727
Costs and expenses:
Cost of revenues* (5)	44,549	108	44,441
Research and development	20,905	—	20,905
Selling, general and administrative (2)	38,110	50	38,060
Restructuring charges	1,108	—	1,108
Depreciation and amortization	23,271	—	23,271
Total costs and expenses	127,943	158	127,785
Loss from continuing operations	(44,234)	10,824	(55,058)
Interest income	3,552	—	3,552
Interest expense	(1,247)	(39)	(1,208)
Other Income, net	4,282	—	4,282
Equity method investment income	(205)	—	(205)
Loss from continuing operations, before taxes	(37,852)	10,785	(48,637)
(Provision) benefit for income taxes	(125)	—	(125)
Net loss from continuing operations	(37,977)	10,785	(48,762)
Net loss	(37,977)	10,785	(48,762)
Net loss attributable to redeemable noncontrolling interests	1,285	—	1,285
Preferred stock dividend	(3,353)	—	(3,353)
Net loss attributable to Synchronoss common shareholders	$(40,045)	$10,785	$(50,830)

Basic:
Continuing operations	$(0.95)	$0.26	$(1.21)
Discontinued operations	—	—	—
	$(0.95)	$0.26	$(1.21)
Diluted:
Continuing operations	$(0.95)	$0.26	$(1.21)
Discontinued operations	—	—	—
	$(0.95)	$0.26	$(1.21)
Weighted-average common shares outstanding:
Basic	42,181		42,181
Diluted	42,181		42,181

(1)	Reflects the impact of changes to the contract term as defined by the new revenue recognition standard.

(2)	Reflects capitalization of costs to obtain a contract.

(3)
Reflects the impact of changes in the delayed pattern of recognition on our professional services, timing of revenue recognition and allocation of purchase price on our software license contracts and legally enforceable rights and obligations prior to when persuasive evidence of an arrangement exists.

(4)	Reflects the impact of foreign currency translation related to the above impacts.

(5)	Reflects the impact of amortization of third party costs over the term of the contract.

Cumulative catch up ASC 606 adjustment as of January 1, 2018	$(10,130)
Net loss from continued operations	10,785
Retained Earnings at 3/31/18	$655

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

3. Acquisitions and Divestitures

Acquisition-Related Costs

Total acquisition-related costs recognized during the three months ended March 31, 2018 and 2017 including transaction costs such as legal, accounting, valuation and other professional services, were $0.7 million and $11.8 million, respectively, and are included in selling, general and administrative expense in the Condensed Consolidated Statements of Operations.

Divestitures

2018 Transactions

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

During the fourth quarter of 2017, we entered into a termination agreement with Goldman to terminate the venture, and provide a perpetual, irrevocable license of the venture’s intellectual property for use in Goldman’s back-office. As part of the agreement, the Company was relieved of any future obligations to support Goldman’s use of the software. The venture formally ended in the first quarter of 2018 resulting in the elimination of our associated Noncontrolling Interest balance and an increase to Additional Paid In Capital balance of $12.8 million.

2017 Transactions

Intralinks

On January 19, 2017, the Company purchased all outstanding shares of Intralinks Holdings, Inc. (“Intralinks”) for approximately $815 million, net of cash acquired. In connection with the acquisition, the Company entered into a $900.0 million senior secured term loan (the “2017 Term Facility”), as of the date of acquisition. Intralinks is a global technology provider of SaaS solutions for secure enterprise content collaboration within and among organizations. Intralinks’ cloud-based solutions enable organizations to securely manage, control, track, search, exchange and collaborate on sensitive information inside and outside the firewall. The total purchase price consideration consisted of the repayment of existing Intralinks indebtedness, and non-cash consideration for services rendered on unvested Intralinks equity awards that were converted into the Company equity awards on the acquisition date. The acquisition was primarily funded from the proceeds of the $900.0 million credit agreement as of the date of acquisition.

Subsequently, on November 14, 2017, the Company sold Intralinks to Impala Private Holdings II, LLC, an affiliate of Siris Capital LLC (“Impala”), for approximately $991.0 million in cash, subject to post-closing adjustments for changes in cash, debt and working capital. As a result of the sale, the Company prepaid the remaining balance on the 2017 Term Facility. If, in the future, Impala receives net cash proceeds in excess of $440.0 million from any sale of equity or assets of Intralinks, or a dividend or distribution in respect of the shares of Intralinks, then Impala is required to pay the Company up to an additional $25.0 million in cash or publicly traded securities. Immediately following the consummation of the Intralinks Transaction, the Company paid to Impala $5.0 million as partial reimbursement of the out-of-pocket fees and expenses incurred by Impala, Siris and their respective affiliates in connection with the execution of the Share Purchase Agreement and the Intralinks Transaction. Amounts reimbursed were recorded as a reduction in the gain on sale. The operations of Intralinks were presented as discontinued operations in 2017.

SpeechCycle

On February 1, 2017 the Company completed a divestiture of its SpeechCycle business, to an unrelated third party, for consideration of $13.5 million.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

As part of the divestiture, the Company entered into a one year transition services agreement with the acquirer to support various indirect activities such as customer software support, technical support services and maintenance and support services. The Company recorded a pre-tax gain of $4.9 million as a result of the divestiture which is included in other income (expense), net in the Condensed Consolidated Statement of Operations.

4. Fair Value Measurements of Assets and Liabilities

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

The following is a summary of assets, liabilities and redeemable noncontrolling interests and their related classifications under the fair value hierarchy:

	March 31, 2018
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Cash, cash equivalents and restricted cash (1)	$311,738	$311,738	$—	$—
Marketable securities-short term (2)	2,028	—	2,028	—
Marketable securities-long term (2)	6,272	—	6,272	—
Total assets	$320,038	$311,738	$8,300	$—
Liabilities
Contingent interest derivative (3)	$136	$—	$—	$136
Total liabilities	$136	$—	$—	$136
Temporary Equity
Redeemable noncontrolling interests (4)	$12,500	$—	$—	$12,500
Total temporary equity	$12,500	$—	$—	$12,500

	December 31, 2017
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Cash, cash equivalents and restricted cash (1)	$246,125	$246,125	$—	$—
Marketable securities-short term (2)	3,111	—	3,111	—
Total assets	$249,236	$246,125	$3,111	$—
Liabilities
Contingent interest derivative (3)	$193	$—	$—	$193
Mandatorily redeemable financial instrument (5)	$37,959	$—	$—	$37,959
Total liabilities	$38,152	$—	$—	$38,152
Temporary Equity
Redeemable noncontrolling interests (4)	$25,280	$—	$—	$25,280
Total temporary equity	$25,280	$—	$—	$25,280

(1)	Cash equivalents primarily included money market funds.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

(2)	Marketable securities is comprised of municipal bonds and certificates of deposit.

(3)	Contingent interest derivative related to convertible debt is included in accrued expenses, for further details see Note 6 - Debt.

(4)	Put arrangements held by the noncontrolling interests in certain of the Company’s joint ventures.

(5)
Mandatorily redeemable financial instruments comprise of the Company’s contractual obligation to deliver a set number of preferred shares at a time in less than twelve months and the option for the Company to receive a set number of common shares. In Q1 2018 this was exchanged as partial consideration in connection with issuance of the Company’s Series A Convertible Participating Perpetual Preferred Stock.

The Company utilizes the market approach to measure fair value for its financial assets. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets. The Company’s marketable securities investments classified as Level 2 primarily utilize broker quotes in a non-active market for valuation of these securities. No transfers of assets between Level 1, Level 2 and Level 3 of the fair value measurement hierarchy occurred during the three months ended March 31, 2018.

Unrealized gains and losses are reported as a component of accumulated other comprehensive income in stockholders’ equity. There were no sales of marketable securities during the quarters ended March 31, 2018 and 2017. The cost of securities sold is based on the specific identification method. The Company evaluates investments with unrealized losses to determine if the losses are other than temporary. The Company has determined that the gross unrealized losses at March 31, 2018 and 2017 are temporary. In making this determination, the Company considered the financial condition, credit ratings and near-term prospects of the issuers, the underlying collateral of the investments, and the magnitude of the losses as compared to the cost and the length of time the investments have been in an unrealized loss position. Additionally, while the Company classifies the securities as available for sale, the Company does not currently intend to sell such investments and it is more likely than not to recover the carrying value prior to being required to sell such investments.

Available-for-Sale Securities

At March 31, 2018 and December 31, 2017, the estimated fair value of investments classified as available-for-sale, were as follows:

	March 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities:
Certificates of deposit	$3,126	$—	$(9)	$3,117
Municipal bonds	5,200	—	(17)	5,183
Total marketable securities	$8,326	$—	$(26)	$8,300

As of March 31, 2018, there were no accumulated unrealized losses related to investments that have been in a continuous unrealized loss position for 12 months or longer. The aggregate related fair value of investment with unrealized losses was approximately $7.8 million.

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

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

The contractual maturities of marketable debt securities were as follows:

	March 31, 2018
	Amortized Cost	Fair Value
Due within one year	$2,031	$2,028
Due after 1 year through 5 years	5,811	5,791
Due after 5 years through 10 years	—	—
Due after 10 years	484	481
Total available-for-sale securities	$8,326	$8,300

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

The changes in fair value of the Company’s Level 3 redeemable noncontrolling interests during the three months ended March 31, 2018 were as follows:

Balance at Balance at December 31, 2017	$25,280
Fair value adjustment	(11,495)
Net loss attributable to redeemable noncontrolling interests	(1,285)
Balance at Balance at March 31, 2018	$12,500

5. Investments Affiliates and Related Transactions

Sequential Technology International, LLC

The Company includes investments which are accounted for using the equity method, under the caption equity method investments on the Company’s Condensed Consolidated Balance Sheets. As of March 31, 2018, the Company’s investments in equity interests was comprised of $30.4 million related to a 30% equity interest in Sequential Technology International, LLC (“STIN”).

Sequential Technology International Holdings LLC (“STIH”), which holds a 70% equity interest in STIN, also holds a senior note issued by a Third Party (“Third-Party Note” or “Seller Note”). The Third-Party Note is secured against STIH’s equity interest in STIN and is senior to the Company’s equity interest in STIN. Under the arrangement, the recognition of cash dividends received by the Company from STIN, other than required cash distributions made for tax purposes, are deferred until the Third-Party Note is paid in full. Under the terms of the paid-in-kind (“PIK”) note issued by STIH, deferred distributions are added to the amounts outstanding under the PIK note.

During March 31, 2018 and 2017, the Company recorded $0.2 million and $0.7 million equity loss and income, respectively in the Condensed Consolidated Statement of Operations related to its investment in STIN.

In connection with the divestiture of the exception handling business of the Company, Synchronoss entered into a three-year Cloud Telephony and Support services agreement to grant STIN access to certain Synchronoss software and private branch exchange systems to facilitate exception handling operations required to support STIN customers.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

The Company recognized $6.4 million and nil in revenue related to these services during three months ended March 31, 2018 and 2017, respectively.

The following is a summary of the PIK note related balances as of March 31:

	Seller Note	Impairment	Unamortized Discount	Loan Accrued Interest	Distribution Note	Distribution interest	Total
12/31/2017	$83,000	$(14,562)	$(12,162)	$11,096	$6,187	$425	$73,984
Activity	—	—	272	2,935	3,293	240	6,740
March 31, 2018	$83,000	$(14,562)	$(11,890)	$14,031	$9,480	$665	$80,724

During the three months ended March 31, 2018, STIN distributed approximately $3.3 million to the Company, which was recognized as reduction in our equity investment in STIN and a corresponding adjustment to increase the PIK Note. Amounts were used by STIH to facilitate accelerated payment on the Third-Party Note held by STIH.

The STIN affiliate balances and their classification in the Condensed Consolidated Balance Sheet as of March 31, 2018 were as follows:

Restricted cash (A)	$25
Accounts receivable (B)	14,404
Total assets	$14,429

Accrued expenses (A)	$25
Total liabilities	$25

(A)
The Company collected less than $0.1 million from STIN customers, on behalf of STIN, which remained outstanding as of March 31, 2018. This amount has been classified in short term restricted cash and in accrued expenses on the Condensed Consolidated Balance Sheets.

(B)
These amounts principally included revenues generated from the Cloud and Telephony Support Services agreement and pass-through of vendor expenses incurred during the transition and assignment of vendor contracts.

6. Debt

Total debt consists of the following:

	March 31, 2018	December 31, 2017
Convertible Senior Notes	$230,000	$230,000
Unamortized debt issuance costs (1)	(1,943)	(2,296)
Total debt, carrying value	$228,057	$227,704
Total short term debt, carrying value	$—	$—
Total long-term debt, carrying value	$228,057	$227,704

(1)	Unamortized debt issuance costs is related to Convertible Senior Notes.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Convertible Senior Notes

On August 12, 2014, the Company issued $230.0 million aggregate principal amount of its 0.75% Convertible Senior Notes due in 2019 (the “2019 Notes”). The 2019 Notes mature on August 15, 2019, and bear interest at a rate of 0.75% per annum payable semi-annually in arrears on February 15 and August 15 of each year. The Company accounted for the $230.0 million face value of the debt as a liability and capitalized approximately $7.1 million of financing fees, related to the issuance which are presented net of the face value of the 2019 Notes on the Condensed Consolidated Balance Sheets.

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

Holders of the 2019 Notes who convert their notes in connection with a qualifying fundamental change, as defined in the related indenture, may be entitled to a make-whole premium in the form of an increase in the conversion rate. Additionally, following the occurrence of a fundamental change, holders may require that the Company repurchase some or all of the 2019 Notes for cash at a repurchase price equal to 100% of the principal amount of the notes being repurchased, plus accrued and unpaid interest, if any. As of March 31, 2018, none of these conditions existed with respect to the 2019 Notes and as a result, the 2019 Notes are classified as long term.

Included in the definition of a fundamental change is whether the Company’s common stock ceases to be listed or quoted on Nasdaq. In May 2018, trading of the Company’s common stock has been suspended on Nasdaq, however, it has not been delisted (see Note 13 - Subsequent Events Review).

The 2019 Notes are the Company’s direct senior unsecured obligations and rank equal in right of payment to all of the Company’s existing and future unsecured and unsubordinated indebtedness.

Interest expense for the Company’s 2019 Notes related to the contractual interest coupon is $0.4 million.

At March 31, 2018, the carrying amount of the liability was $228.1 million and the outstanding principal of the 2019 Notes was $230.0 million, with an effective interest rate of approximately 1.38%. The fair value of the 2019 Notes was $220.4 million at March 31, 2018. The fair value of the liability of the 2019 Notes was determined using a discounted cash flow model based on current market interest rates available to the Company. These inputs are corroborated by observable market data for similar liabilities and therefore classified within Level 2 of the fair-value hierarchy.

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

The Company received a notice of default from holders of more than 25% of the outstanding principal amount of the 2019 Notes on October 13, 2017. Based on the terms of the 2019 Notes, the Company will be obligated to begin paying additional interest starting January 11, 2018 (the 90th day following the Company’s receipt of the notice of default). The Company is required to record a derivative related to this contingent interest as a liability and expense in its financial statements due to the late filings of the Company’s quarterly reports on Form 10-Q in 2017. At March 31, 2018, the recorded contingent interest derivative liability within accrued expenses and corresponding interest expense was approximately $0.1 million.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Interest expense

The following table summarizes the Company’s interest expense:

	Three Months Ended March 31,
	2018	2017
Amended Credit Facility
Amortization of debt issuance costs	$—	$748
Commitment fee	—	25
Interest on borrowings	—	24
2017 Term Facility
Amortization of debt issuance costs	—	616
Interest on borrowings	—	7,348
Revolving Facility
Amortization of debt issuance costs	—	154
Commitment fee	—	147
Interest on borrowings	—	—
Convertible Senior Notes
Amortization of debt issuance costs	353	353
Interest on borrowings	431	431
Additional interest on default	129	288
Capital leases	242	243
Other	92	240
Total	$1,247	$10,617

7. Accumulated Other Comprehensive Income/ (Loss)

The changes in accumulated other comprehensive (loss) during the three months ended March 31, 2018, were as follows:

	Foreign Currency Translation Adjustment	Unrealized (Loss) Income on Intra-Entity Foreign Currency Transactions	Unrealized Holding Gains (Losses) on Available-for-Sale Securities	Total
Balance at December 31, 2017	$(20,284)	$(3,085)	$(4)	$(23,373)
Other comprehensive (income)	2,872	786	(21)	3,637
Tax effect	—	43	—	43
Total comprehensive (income)	2,872	829	(21)	3,680
Balance at March 31, 2018	$(17,412)	$(2,256)	$(25)	$(19,693)

8. Stockholders’ Equity

There were no significant changes to Company’s authorized capital stock and preferred stock during the period of March 31, 2018 from December 31, 2017.

Common Stock

Each holder of common stock is entitled to vote on all matters and is entitled to one vote for each share held. Dividends on common stock will be paid when, and if, declared by the Company’s Board of Directors. No dividends have ever been declared or paid by the Company.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Preferred Stock

There were no shares of preferred stock outstanding as of December 31, 2017. The Board of Directors is authorized to issue preferred shares and has the discretion to determine the rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences of preferred stock.

On February 15, 2018, the Company issued Series A Convertible Participating Perpetual Preferred Stock (the “Series A Preferred Stock”), par value $0.0001 per share. As of March 31, 2018, there were 185 shares of Series A Preferred Stock outstanding. Prior to or contemporaneously with the consummation of the Preferred Transaction, Synchronoss agreed to file the Series A Certificate and enter into the Investor Rights Agreement with Silver setting forth certain registration, governance and preemptive rights of Silver with respect to Synchronoss discussed below.

In accordance with the terms of the PIPE Purchase Agreement with Silver on February 15, 2018, the Company exercised it’s option to complete the Preferred Transaction. In connection with the issuance of the Series A Preferred Stock, the Company (i) filed the Series A Certificate and (ii) entered into the Investor Rights Agreement. Pursuant to the PIPE Purchase Agreement, at the closing, the Company paid to Siris $5.0 million as a reimbursement of Silver’s reasonable costs and expenses incurred in connection with the Preferred Transaction. In connection with exeucution of the Preferred Transaction, Silver delivered 5,994,667 shares of Synchronoss common stock, which have been recorded as Treasury shares as of March 31, 2018.

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

For so long as the holders of shares of Series A Preferred Stock have the right to nominate at least one director, the Company is required to obtain the prior approval of Silver prior to taking certain actions, including: (i) certain dividends, repayments and

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

redemptions; (ii) any amendment to the Company’s certificate of incorporation that adversely effects the rights, preferences, privileges or voting powers of the Series A Preferred Stock; (iii) issuances of stock ranking senior or equivalent to shares of Series A Preferred Stock (including additional shares of Series A Preferred Stock) in the priority of payment of dividends or in the distribution of assets upon any liquidation, dissolution or winding up of us; (iv) changes in the size of the Company’s Board of Directors; (v) any amendment, alteration, modification or repeal of the charter of the Company’s Nominating and Corporate Governance Committee of the Board of Directors and related documents; and (vi) any change in the Company’s principal business or the entry into any line of business outside of the Company’s existing lines of businesses. In addition, in the event that the Company is in EBITDA Non-Compliance (as defined in the Series A Certificate) or the undertaking of certain actions would result in the Company exceeding a specified pro forma leverage ratio, then the prior approval of Silver would be required to incur indebtedness (or alter any debt document) in excess of $10.0 million, enter or consummate any transaction where the fair market value exceeds $5.0 million individually or $10.0 million in the aggregate in a fiscal year or authorize or commit to capital expenditures in excess of $25.0 million in a fiscal year.

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

Table of Content
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

Registration Rights

There were no significant changes to Company’s registration rights during the period of March 31, 2018 from December 31, 2017.

Stock Plans

There were no significant changes to Company’s Stock Plans during the period of March 31, 2018 from December 31, 2017. As of March 31, 2018, there were 1.9 million shares available for grant or award under the Company’s 2015 Plan and 1.3 million shares available for the grant or award under the Company’s new hire equity incentive plan.

Stock-Based Compensation

The following table summarizes stock-based compensation expense related to all of the Company’s stock awards included in operating expense categories, as follows:

	Three Months Ended March 31, 2018
	2018	2017
Cost of revenues	$1,112	$1,737
Research and development	1,540	2,027
Selling, general and administrative	4,534	4,347
Total stock-based compensation expense	$7,186	$8,111

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

The following table summarizes information about stock-based compensation:

	Three Months Ended March 31,
	2018	2017
Stock options	$1,760	$1,453
Restricted stock awards	5,426	6,395
Employee Stock Purchase Plan	—	263
Total stock-based compensation before taxes	$7,186	$8,111
Tax benefit	$2,423	$1,207

The total stock-based compensation cost related to unvested equity awards as of March 31, 2018 was approximately $46.7 million. The expense is expected to be recognized over a weighted-average period of approximately 2.42 years.

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

Among the equity awards assumed were restricted stock units subject to market-based performance targets in order for them to vest. Vesting is subject to continued service requirements through the vesting date. The grant date fair value for such unvested restricted stock units was estimated using a Monte Carlo simulation that incorporates option-pricing inputs covering the period from the grant date through the end of the performance period. Stock-based compensation expense for such unvested restricted stock units is recognized on a straight-line basis over the vesting period, regardless of whether the market condition is satisfied. All of these awards were canceled during 2017 pursuant to termination of related employees.

Stock Options

There were no significant changes to Company’s Stock Option Plans during the period of March 31, 2018 from December 31, 2017.

The Company uses the Black-Scholes option pricing model for determining the estimated fair value for stock options. The weighted-average assumptions used in the Black-Scholes option pricing model are as follows:

	Three Months Ended March 31,
	2018	2017
Expected stock price volatility	64.5%	42.8%
Risk-free interest rate	2.5%	1.7%
Expected life of options (in years)	4.09	4.00
Expected dividend yield	0.0%	0.0%
Weighted-average fair value (grant date) of the options	$4.17	$9.28

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

The following table summarizes information about stock options outstanding as of March 31, 2018:

Options	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2017	3,950	$21.54
Options Granted	84	8.15
Options Exercised	—	—
Options Cancelled	(76)	29.17
Outstanding at March 31, 2018	3,958	$21.11	5.25	$971
Vested at March 31, 2018	1,287	$32.35	3.51	$—
Exercisable at March 31, 2018	1,287	$32.35	3.51	$—

The below table summarizes additional information related to the Company’s awards:

	Three Months Ended March 31,
	2018	2017
Total intrinsic value for stock options exercised	$—	$997

Awards of Restricted Stock and Performance Stock

There were no significant changes to Company’s restricted stock award (“Restricted Stock”) and performance stock plan during the period of March 31, 2018 from December 31, 2017.

A summary of the Company’s unvested restricted stock at March 31, 2018, and changes during the three months ended March 31, 2018, is presented below:

Unvested Restricted Stock	Number of Awards	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2017	2,064	$22.75
Granted	229	8.23
Vested	(381)	31.68
Forfeited	(57)	25.55
Unvested at March 31, 2018	1,855	$17.77

Restricted stock awards are granted subject to other service conditions or service and performance conditions (“Performance-Based Awards”). Restricted stock and performance-based awards are measured at the closing stock price at the date of grant and are recognized straight line over the requisite service period.

Employee Stock Purchase Plan

On February 1, 2012, the Company established a ten-year Employee Stock Purchase Plan (“ESPP” or “the Plan”) for certain eligible employees. The Plan is administered by the Company’s Board of Directors. The total number of shares available for purchase under the Plan is 500 thousand shares of the Company’s common stock. Employees participate over a six month period through payroll withholdings and may purchase, at the end of the six month period, the Company’s common stock at the lower of 85% of the fair market value on the first day of the offering period or the fair market value on the purchase date. No participant will be granted a right to purchase common stock under the Plan if such participant would own more than 5% of the total combined voting power of the Company. In addition, no participant may purchase more than a thousand shares of common stock within any purchase period or with a value greater than $25 thousand in any calendar year. The Plan was suspended indefinitely as of July 27, 2017.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Share Repurchase Program

There were no repurchases in 2018.

9. Restructuring

In March 2016 and December 2016, the Company initiated a work-force reduction as part of a corporate restructuring, with reductions occurring across all levels and departments within the Company, primarily in an effort to reduce costs subsequent to an acquisition or divestiture. These measures were intended to reduce costs and to align the Company’s resources with its key strategic priorities. The Company authorized additional work force reduction initiatives throughout 2017 and in period ending March 2018. As of March 31, 2018, there were $1.0 million of accrued restructuring charges on the Condensed Consolidated Balance Sheets.

A summary of the Company’s restructuring accrual at March 31, 2018 and changes during the three months ended March 31, 2018, are presented below:

	Balance at December 31, 2017	Charges	Payments	Balance at March 31, 2018
Employment termination costs	$474	$1,108	$(612)	$970
Facilities consolidation	24	—	(4)	20
Total	$498	$1,108	$(616)	$990

10. Income Taxes

The Company recognized approximately $0.1 million and $8.7 million in related income tax expense and benefit during the three months ended March 31, 2018 and 2017, respectively. The effective tax rate was approximately (0.3)% for the three months ended March 31, 2018, which was lower than the U.S. federal statutory rate primarily due to the full valuation allowances recorded in the fourth quarter of 2017. The Company considered all available evidence, including historical profitability and projections of future taxable income together with new evidence, both positive and negative, that could affect the view of the future realization of deferred tax assets. As a result of the assessment, no change was recorded by the Company to the valuation allowance during the three months ended March 31, 2018.

11. Earnings per Common Share

Basic EPS is computed based upon the weighted average number of common shares outstanding for the year. Diluted EPS is computed based upon the weighted average number of common shares outstanding for the year plus the dilutive effect of common stock equivalents using the treasury stock method and the average market price of our common stock for the year. We include participating securities (Redeemable Convertible Preferred Stock - Participation with Dividends on Common Stock that contain preferred dividend) in the computation of EPS pursuant to the two-class method. The two-class method of computing earnings per share is an allocation method that calculates earnings per share for common stock and participating securities. During periods of net loss, no effect is given to the participating securities because they do not share in the losses of the Company.

Table of Content
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

	Three Months Ended March 31,
	2018	2017
Numerator - Basic:
Net loss from continuing operations	$(37,977)	$(45,452)
Net loss attributable to redeemable noncontrolling interests	1,285	2,889
Preferred stock dividend	(3,353)	—
Net (loss) income from continuing operations attributable to Synchronoss	(40,045)	(42,563)

Income from discontinued operations, net of taxes	$—	$(16,134)
Net (loss) income attributable to Synchronoss	(40,045)	(58,697)

Numerator - Diluted:
Net (loss) income from continuing operations attributable to Synchronoss	(40,045)	(42,563)
Income effect for interest on convertible debt, net of tax	—	—
Net loss from continuing operations adjusted for the convertible debt	(40,045)	(42,563)

Income from discontinued operations, net of taxes	$—	$(16,134)
Net loss attributable to Synchronoss	(40,045)	(58,697)

Denominator:
Weighted average common shares outstanding — basic	42,181	44,212
Dilutive effect of:
Shares from assumed conversion of convertible debt [1]	—	—
Shares from assumed conversion of preferred stock [2]	—	—
Options and unvested restricted shares	—	—
Weighted average common shares outstanding — diluted	42,181	44,212

Basic EPS
Continuing operations	$(0.95)	$(0.96)
Discontinued operations	$—	$(0.37)
	$(0.95)	$(1.33)
Diluted EPS
Continuing operations	$(0.95)	$(0.96)
Discontinued operations	—	(0.37)
	$(0.95)	$(1.33)

Anti-dilutive stock options excluded	2,441	1,698

1 The calculation for each period does not include the effect of assumed conversion of convertible debt of 4,325,646 shares, which is based on 18.8072 shares per $1,000 principal amount of the 2019 Notes.
2 The calculation for each period does not include the effect of assumed conversion of preferred stock of 10,277,786 shares, which is based on 55.5556 shares per $1,000 principal amount of the preferred stock, because the effect would have been anti–dilutive.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

12. Commitments and Contingencies

In the ordinary course of business, the Company is regularly subject to various claims, suits, regulatory inquiries and investigations. The Company records a liability for specific legal matters when it determines that the likelihood of an unfavorable outcome is probable and the loss can be reasonably estimated. Management has also identified certain other legal matters where they believe an unfavorable outcome is not probable and, therefore, no reserve is established. Although management currently believes that resolving claims against the Company, including claims where an unfavorable outcome is reasonably possible, will not have a material impact on the Company’s business, financial position, results of operations, or cash flows, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future. The Company also evaluates other contingent matters, including income and non-income tax contingencies, to assess the likelihood of an unfavorable outcome and estimated extent of potential loss. It is possible that an unfavorable outcome of one or more of these lawsuits or other contingencies could have a material impact on the liquidity, results of operations, or financial condition of the Company.

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

Table of Content
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

Nasdaq Compliance

On May 16, 2017, we received notice from the Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”) indicating that we were not in compliance with Nasdaq Listing Rule 5250(c)(1) (the “Rule”), which requires timely filing of periodic reports with the SEC, because we had not yet filed our Form 10-Q for the quarterly period ended March 31, 2017. The notice indicated that we had until July 17, 2017 to submit a plan to regain compliance with Nasdaq’s continued listing requirements. On July 17, 2017, we timely submitted our plan to Nasdaq detailing how we plan to regain compliance with Nasdaq’s continued listing requirements.

On July 26, 2017, the Nasdaq granted us an exception from its continued listing requirements until November 13, 2017 to file all delinquent periodic reports, including our delinquent Form 10-Q for the quarterly period ended March 31, 2017. In connection with our delinquency in filing our Form 10-Q for the quarterly period ended June 30, 2017, Nasdaq has requested an update to our original plan to regain compliance with Nasdaq’s continued listing requirements.

On August 16, 2017, we received notice from the Nasdaq indicating that we were not in compliance with the Rule because we had not yet filed our Form 10-Q for the quarterly period ended June 30, 2017.

On November 15, 2017, we received a letter from the Staff of the Nasdaq notifying us that since we remain delinquent in filing our Form 10-Q for the quarterly periods ended March 31, 2017, June 30, 2017 and September 30, 2017, we have not regained compliance with the Rule. Previously, Nasdaq granted us an extension until November 13, 2017 to file all delinquent periodic reports. As described in the letter, as a result of the continued delinquency, our common stock is subject to being delisted unless we timely request a hearing before a Nasdaq Hearings Panel (the “Panel”).

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

13. Subsequent Events Review

Nasdaq Compliance

On May 4, 2018, the Company informed the Panel of its determination that it would be unable to satisfy the May 10, 2018 deadline. On May 11, 2018, the Company received a notification letter from the Panel indicating that trading in the Company’s

Table of Content
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

2019 Notes Notice

On June 13, 2018, The Bank of New York Mellon, in its capacity as trustee (the “Trustee”) under the indenture dated as of August 12, 2014 (the “Indenture”) governing for the Company’s 2019 Notes, filed a verified complaint with the Court of Chancery of the State of Delaware, captioned The Bank of New York Mellon, as Indenture Trustee v. Synchronoss Technologies, Inc. (the “BNY Action”). The BNY Action complaint alleges that a “Fundamental Change” has occurred under the Indenture as a result of the Company’s Common Stock ceasing to be listed or quoted on Nasdaq and that an event of default under the Indenture has occurred as a result of our failure to provide a notice of such Fundamental Change which, if true, following notice from holders of more than 25% of the outstanding principal under the Notes would trigger the acceleration of the principal and interest outstanding under the 2019 Notes. The Company intends to defend against all of the claims vigorously. Due to the inherent uncertainties of litigation, the Company cannot predict the outcome of the BNY Action at this time, and the Company can give no assurance that the asserted claims will not have a material adverse effect on the Company’s financial position or results of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. The discussions give effect to the restatement adjustments made to the previously reported Consolidated Financial Statements for the years ended December 31, 2016 and December 31, 2015. For additional information and a detailed discussion of the restatement, see “Note 15 - Restatement of Previously Issued Consolidated Financial Statements” of the Notes to Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q. The following discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and the related notes included in Item 1 “Financial Information” of this Form 10-Q.

The words “Synchronoss,” “we,” “our,” “ours,” “us,” and the “Company” refer to Synchronoss Technologies, Inc. and its consolidated subsidiaries. This quarterly report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to risks and uncertainties and are based on the beliefs and assumptions of our management based on information currently available to our management. Use of words such as “believes,” “expects,” “anticipates,” “intends,” “plans,” “hopes,” “should,” “continues,” “seeks,” “likely” or similar expressions, indicate a forward-looking statement. Forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions. Actual results may differ materially from the forward-looking statements we make. We caution investors not to place substantial reliance on the forward-looking statements included in this quarterly report. These statements speak only as of the date of this quarterly report, and we undertake no obligation to update or revise the statements in light of future developments. All numbers are expressed in thousands unless otherwise stated.

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

During the three months ended March 31, 2018, the Company made significant changes in its accounting policies over revenue recognition, to align with the adoption of ASU 2014-09, “Revenue from Contracts with Customers” (“ASC 606” or “Topic 606”). These updates are described in Note 2 - Basis of Presentation and Consolidation.

The future success of our business depends on the continued growth of Business to Business and Business to Business to Consumer driving customer transactions, and continued expansion of our platforms into the TMT Market globally through Digital Transformation, Messaging, Cloud and IoT markets. As such, the volume of transactions and our ability to expand our footprint in TMT and globally may result in revenue fluctuations on a quarterly basis.

Most of our revenues are recorded in U.S. dollars but as we continue to expand our footprint with international carriers we will become subject to currency translation that could affect our future net sales as reported in U.S. dollars.

Verizon and AT&T together represent our largest customers and account for the majority of our net revenues for the quarters ended March 31, 2018 and 2017, respectively. These contract typically run for three to five years. The loss of either Verizon or AT&T as a customer would have a material negative impact on our company. However, we believe that the costs incurred to replace Synchronoss’ solutions would be substantial.

Key Developments

Intralinks Acquisition and Divestiture

On January 19, 2017, we completed the acquisition of Intralinks. In connection with the acquisition, we entered into a $900 million credit agreement with the lending institutions from time to time parties thereto and Goldman Sachs Bank USA (“Goldman”), as administrative agent, collateral agent, swingline lender and a letter of credit issuer (the “2017 Credit Agreement”). Intralinks is a global technology provider of SaaS solutions for secure enterprise content collaboration within and among organizations. Intralinks’ cloud-based solutions enable organizations to securely manage, control, track, search, exchange and collaborate on sensitive information inside and outside the firewall. The total purchase price consideration consisted of the repayment of existing Intralinks indebtedness, and non-cash consideration for services rendered on unvested Intralinks equity awards that were converted into Synchronoss equity awards on the acquisition date. The acquisition was primarily funded from the proceeds of the 2017 Credit Agreement entered into on the date of acquisition.

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

On October 17, 2017, we announced our entry into definitive agreements for the sale of Intralinks, and the right to purchase a newly created series of preferred stock of Synchronoss to affiliates of Siris. Subject to the terms and conditions set forth in a share purchase agreement, dated as of October 17, 2017 (the “Share Purchase Agreement”), among Synchronoss, Intralinks and Impala Private Holdings II, LLC, an affiliate of Siris (“Impala”), Impala agreed to acquire from us the issued and outstanding shares of common stock of Intralinks for approximately $977.3 million in cash plus a potential contingent payment of up to $25.0 million, subject to an adjustment for cash, debt and working capital (the “Intralinks Transaction”). The total amount of funds used to complete the Intralinks Transaction and related transactions and pay related fees and expenses was approximately $1.0 billion, which was funded through a combination of equity and debt financing obtained by Impala.

On November 14, 2017, we completed the sale of Intralinks and on February 15, 2018, we completed the issuance of shares of a newly created series of preferred stock of Synchronoss to affiliates of Siris. In connection with the consummation of the Intralinks divestiture, we utilized a portion of the proceeds from the Intralinks divestiture to repay all outstanding obligations under our previously existing 2017 Credit Agreement, effective as of November 14, 2017. The aggregate payoff amount was approximately $898 million and included all accrued interest, fees and prepayment penalties. The operations of Intralinks were presented as discontinued operations in 2017.

For further details, see Note 3 - Acquisitions and Divestitures of the Notes to Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q.

Other Recent Divestitures

On February 1, 2017, we completed the divestiture of our SpeechCycle business for consideration of $13.5 million to an unrelated third party. The net proceeds, exclusive of amounts placed in escrow, were approximately $12.5 million. As part of the divestiture, we entered into a one-year transition services agreement with the acquirer to support various indirect activities such as customer software support, technical support services and maintenance and support services. We recorded a pre-tax gain of $4.9 million as a result of the divestiture which is included in other income (expense), net in the Condensed Consolidated Statement of Operations.

For further details, see Note 3 - Acquisitions and Divestitures of the Notes to Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q.

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

Results of operations for the three months ended March 31, 2018 compared to the three months ended March 31, 2017

The following table presents an overview of our results of operations for the three months ended March 31, 2018 and 2017:

	Three months ended March 31,
	2018	2017	2018 vs 2017
	$	$	$ Change
	(in thousands)
Net revenues	$83,709	$86,097	$(2,388)
Cost of revenues*	44,549	46,055	(1,506)
Research and development	20,905	25,489	(4,584)
Selling, general and administrative	38,110	38,815	(705)
Restructuring charges	1,108	2,998	(1,890)
Depreciation and amortization	23,271	24,087	(816)
Total costs and expenses	127,943	137,444	(9,501)
Loss from continuing operations	$(44,234)	$(51,347)	$7,113

*	Cost of revenues excludes depreciation and amortization which is shown separately.

Net revenues decreased $2.4 million to $83.7 million for the three months ended March 31, 2018, compared to the same period in 2017. This was due to an $16.0 million decrease in Cloud revenues primarily resulting from  a change in the business model related to one of our largest personal cloud customers and a decrease in subscription and professional services of $5.0 million; a decrease of $4.4 million in Digital Transformation due to a reduction in professional services revenue; offset by an increase in Messaging revenue of $12.8 million primarily due to the delivery of an advanced messaging solution to a customer in the Japanese market. In addition, revenues increased by $10.2 million as a result of the company’s implementation of ASC 606. This resulted in an increase in Digital Transformation revenues of $5.9 million; Cloud revenue of $4.9 million and a decrease in Messaging revenue of $0.6 million.

Cost of revenues decreased $1.5 million to $44.5 million for the three months ended March 31, 2018, compared to the same period in 2017, due primarily to a $3.9 million decrease maintenance costs related as the company moves to a less capital intensive strategy; which was partially offset by a $2.5 million increase in personnel costs driven by growth in personnel to support our business.

Research and development expense decreased $4.6 million to $20.9 million for the three months ended March 31, 2018, compared to the same period in 2017 primarily due to a decrease in personnel related costs of $1.6 million driven by growth in personnel to support our business, and a $3.2 million reduction in professional fees due to higher prior year costs as a result of integration activities.

Selling, general and administrative expense decreased $0.7 million to $38.1 million for the three months ended March 31, 2018, compared to the same period in 2017 primarily due to a $12 million decrease in merger and acquisition costs driven by the prior year acquisition of Intralinks; partially offset by a $10 million increase in professional fees related to our financial restatement process.

Restructuring charges were $1.1 million for the three months ended March 31, 2018 related to employment termination of contracted employees with termination benefits.

Depreciation and amortization expense decreased $0.8 million to $23.3 million for the three months ended March 31, 2018, compared to the same period in 2017 primarily due to decreased acquisition activity combined with the expiration of amortizable assets.

Interest income increased $0.7 million to $3.6 million for the three months ended March 31, 2018, compared to the same period in 2017. Interest income increased primarily due to higher PIK note balance compared to the respective prior year period.

Interest expense decreased $9.4 million to $1.2 million for the three months ended March 31, 2018, compared to the same period in 2017 primarily due to a $7.6 million decrease related to the prior year increase in borrowings outstanding from a $900 million senior secured term loan (the “2017 Term Facility”), which was raised to fund the purchase of Intralinks, as well as

$0.7 million decrease related to the prior year write off of unamortized debt issuance costs due to the decrease in the borrowing capacity of our revolving credit facility of up to $200 million (the “Revolving Facility”).

Other income (expense), net increased $0.1 million to a net other expense of $4.3 million for the three months ended March 31, 2018, compared to a net other income of $4.2 million in the same period in 2017. Other net income increased primarily due to $3.8 million income from the remeasurement of mandatorily redeemable financial instrument, $1.1 million related to foreign currency exchange rate fluctuations; partially offset by the prior year $4.9 million pre-tax gain recognized on the divestiture of our SpeechCycle business.

Income tax. The Company recognized approximately $0.1 million and $8.7 million in related income tax expense and benefit during the three months ended March 31, 2018 and 2017, respectively. The effective tax rate was approximately 0.3% for the three months ended March 31, 2018, which was lower than the U.S. federal statutory rate primarily due to the recording of a non-cash income tax provision of $2.9 million in income tax expense to establish a valuation allowance. The Company considered all available evidence, including historical profitability and projections of future taxable income together with new evidence, both positive and negative, that could affect the view of the future realization of deferred tax assets. As a result of the assessment, a $2.8 million valuation allowance was recorded by the Company during the three months ended March 31, 2018.

The Company’s effective tax rate was approximately 16% for the three months ended March 31, 2017, which was lower than the U.S. federal statutory rate primarily due to the impact of losses in foreign jurisdictions which have lower tax rates than the U.S. The Company reviews the expected annual effective income tax rate and make changes on a quarterly basis as necessary based on certain factors such as changes in forecasted annual operating income, changes to the actual and forecasted permanent book-to-tax differences, and changes resulting from the impact of tax law changes.

Liquidity and Capital Resources

As of March 31, 2018, our principal sources of liquidity have been cash provided by operations and proceeds from divestitures. Our cash, cash equivalents, marketable securities and restricted cash balance was $320.0 million at March 31, 2018. We anticipate that our principal uses of cash in the future will be to fund the expansion of our business through both organic growth and acquisition activities and the expansion of our customer base. Uses of cash will also include facility and technology expansion, significant integration and restructuring activities, capital expenditures, and working capital.

At March 31, 2018, our non-U.S. subsidiaries held approximately $41.4 million of cash and cash equivalents that are available for use by all of our operations around the world. At this time, we believe the funds held by all non-U.S. subsidiaries will be permanently reinvested outside of the U.S. However, if these funds were repatriated to the U.S. or used for U.S. operations, certain amounts could be subject to U.S. tax for the incremental amount in excess of the foreign tax paid. Due to the timing and circumstances of repatriation of these earnings, if any, it is not practical to determine the unrecognized deferred tax liability related to the amount.

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

Convertible Senior Notes

On August 12, 2014, we issued the 2019 Notes. The 2019 Notes mature on August 15, 2019, and bear interest at a rate of 0.75% per annum payable semi-annually in arrears on February 15 and August 15 of each year. We accounted for the $230.0 million face value of the debt as a liability and capitalized approximately $7.1 million of financing fees, related to the issuance. At March 31, 2018, the carrying amount of the liability was $228.1 million and the outstanding principal of the 2019 Notes was $230.0 million, with an effective interest rate of approximately 1.38%. For further details, see Note 7 - Debt of the Notes to Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q.

Share Repurchase Program

There were no repurchases in 2017 or 2018.

Redeemable Shares

Under the terms of the Share Purchase Agreement, the Company issued Series A Preferred to Siris for consideration totaling $185.0 million, of which $97.7 million was paid in cash, with the remainder settled by Siris’ delivery of 5,994,667 shares of Synchronoss common stock. The Share Purchase Agreement also provided Siris with an option to put those shares to Synchronoss at price of $14.56 per share, or $87.3 million in the aggregate, if the Share Purchase Agreement was terminated. The Share Purchase Agreement required the Company to establish an escrow account of $87.3 million on the earlier date of the sale of Intralinks to Siris or the termination of the Share Purchase Agreement to fund our obligation under the put option. The option was exercised within five days of the termination of the Share Purchase Agreement.

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

Discussion of Cash Flows

A summary of net cash flows follows (in thousands):

	Three months ended March 31,
	2018	2017
Net cash provided by (used in):
Operating activities	$(9,389)	$(12,599)
Investing activities	(13,366)	(810,297)
Financing activities	87,993	850,210

Cash flows from operating activities for the three months ended March 31, 2018 was a $9.4 million use of cash, as compared to $12.6 million of cash used by operating activities for the same period in 2017. The decrease of cash used in operating activities of $3.2 million was primarily due to favorable changes in working capital of $12.7 million being partially offset by unfavorable changes in cash earnings of $9.5 million.

Cash flows from investing for the three months ended March 31, 2018 was a use of cash of $13.4 million, as compared to $810.3 million in cash used for investing activities during the same period in 2017. The decrease of $796.9 million in cash used in investing activities was due primarily to cash used for the acquisition of Intralinks in 2017.

Cash flows from financing for three months ended March 31, 2018 was $88.0 million, as compared to $850.2 of cash provided by financing activities for the same period in 2017. The decrease of $762.2 million in cash provided from financing activites was primarily due to proceeds from the issuance of debt in relation to our acquisition of Intralinks in 2017, partially offset related debt issuance costs, the repayment of previously existing debt in 2017 and proceeds from the issuance of preferred stock in 2018.

Effect of Inflation

Although inflation generally affects us by increasing our cost of labor and equipment, we do not believe that inflation has had any material effect on our results of operations for the three months ended March 31, 2018 and 2017.

Contractual Obligations
Our contractual obligations consist of principal and interest related to our Convertible Senior Notes and 2017 Term Facility, contingent consideration, non-cancelable capital leases, operating leases or long-term agreements for office space, automobiles, office equipment and colocation services and contractual commitments under third-party hosting, software licenses and maintenance agreements. The following table summarizes our long‑term contractual obligations as of March 31, 2018 (in thousands).

	Payments Due by Period
	Total	Remainder of 2018	2019 - 2021	2022 - 2023	Thereafter
Capital lease obligations (1)	$15,077	$2,220	$4,420	$2,563	$5,874
Convertible Senior Notes	230,000	—	230,000	—	—
Interest (2)	2,372	1,294	1,078	—	—
Operating lease obligations	83,184	7,795	20,273	18,187	36,929
Purchase obligations (3)	16,020	6,672	9,348	—	—
Other long-term liabilities (4)	5,307	171	5,136	—	—

Total	$351,960	$18,152	$270,255	$20,750	$42,803
__________________________________________________________

(1)	Amount includes the Pennsylvania facility lease and the VCHS data center.

(2)	Represents the interest on the Convertible Senior Notes.

(3)	Amount represents obligations associated with colocation agreements and other customer delivery related purchase obligations.

(4)	Amount represents unrecognized tax positions recorded in our balance sheet. Although the timing of the settlement is uncertain, we believe this amount will be settled within 3 years.

Uncertain Tax Positions

Unrecognized tax benefits of $9.3 million at March 31, 2018 are excluded from the table above as we are not able to reasonably estimate when we would make any cash payments required to settle these liabilities, but we do not believe that the ultimate settlement of our obligations will materially affect our liquidity. We do not expect that the balance of unrecognized tax benefits will significantly increase or decrease over the next twelve months.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements and accompanying notes have been prepared in accordance with U.S. GAAP. The preparation of these condensed consolidated financial statements in accordance with U.S. GAAP requires us to utilize accounting policies and make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingencies as of the date of the financial statements and the reported amounts of revenues and expenses during a fiscal period. The SEC considers an accounting policy to be critical if it is important to a company’s financial condition and results of operations, and if it requires significant judgment and estimates on the part of management in its application. We have discussed the selection and development of the critical accounting policies with the Audit Committee, and the Audit Committee has reviewed our related disclosures in this Form 10-Q. Although we believe that our judgments and estimates are appropriate, correct and reasonable under the circumstances, actual results may differ from those estimates. If actual results or events differ materially from those contemplated by us in making these estimates, our reported financial condition and results of operations for future periods could be materially affected. See Part II, “Item 1A. Risk Factors” in this Form 10-Q for certain matters bearing risks on our future results of operations.

During the three months ended March 31, 2018, the Company made significant changes in its accounting policies over revenue recognition, to align with the adoption of ASU 2014-09, “Revenue from Contracts with Customers,” (“ASC 606” or “Topic 606”). These updates are described in detail in Note 2 - Basis of Presentation and Consolidation. Aside from the adoption of ASC 606, there were no significant changes in our critical accounting policies and estimates discussed in our Form 10-K during the three months ended March 31, 2018.  Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2017 for a more complete discussion of our critical accounting policies and estimates.

Recently Issued Accounting Standards

For a discussion of recently issued accounting standards see Note 2, “Basis of Presentation and Consolidation” included in Part I, Item 1. “Notes to Condensed Consolidated Financial Statements (unaudited)” of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2018 and December 31, 2017 that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

The primary objective of our investment activities is to preserve our capital for the purpose of funding operations, while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and short- and long-term investments in a variety of securities, which could include commercial paper, money market funds and corporate and government debt securities. Our cash, cash equivalents and marketable securities at March 31, 2018 and December 31, 2017 were invested in liquid money market accounts, certificates of deposit and government securities. All market-risk sensitive instruments were entered into for non-trading purposes.

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

We do not hold any derivative instruments and do not engage in any hedging activities. Although our reporting currency is the U.S. dollar, we may conduct business and incur costs in the local currencies of other countries in which we may operate, make sales and buy materials and services. As a result, we are subject to foreign currency transaction risk. Further, changes in exchange rates between foreign currencies and the U.S. dollar could affect our future net sales, cost of sales and expenses and could result in foreign currency transaction gains or losses.

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

Interest Rate Risk

We are exposed to the risk of interest rate fluctuations on the interest income earned on our cash and cash equivalents. A hypothetical 100 basis point movement in interest rates applicable to our cash and cash equivalents outstanding at March 31, 2018 would increase interest income by less than $0.3 million on an annual basis.

As of March 31, 2018, we held a contingent derivative interest fair valued at $0.1 million.

ITEM 4.  CONTROLS AND PROCEDURES

Background

In connection with the preparation of the Company’s Form 10-Q for the first quarter of 2017 and a related internal investigation commenced by the Audit Committee, certain errors related to the Company’s accounting treatment for software license revenue were identified. The Company subsequently completed additional accounting review procedures and identified other errors discussed further below.

The accounting errors referenced above resulted from certain material weaknesses in our internal control over financial reporting. These material weaknesses were identified after the Company’s filing of its Form 10-K for the year ended December 31, 2016. Management determined these material weaknesses and other control deficiencies were primarily the result of an ineffective control environment. As a result, the Company lacked effective control activities necessary to prepare accurate financial statements and ensure compliance with regulatory filing requirements applicable to public companies. These material weaknesses are further described in subsection “Evaluation of Disclosure Controls and Procedures” in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2017

In addition to the foregoing, beginning in the second quarter of 2017, the Audit Committee authorized an investigative review by its independent counsel and a third-party forensic consulting firm acting at the direction of independent counsel. The need for this investigation arose from allegations brought to the attention of management and the Audit Committee. The investigation related to potential accounting errors in the areas of revenue recognition and asset impairment. This investigation and the related findings are further described in subsection “Evaluation of Disclosure Controls and Procedures” in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2017. The errors and misstatements identified as part of these investigations were corrected, as appropriate, in the Company’s prior period financial statements.

Please refer to subsection “Evaluation of Disclosure Controls and Procedures” in Part II, Item 9A, as well as, Note 2 - Restatement of Previously Issued Financial Statements of the Notes to Consolidated Financial Statements in Item 8 contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2017 for a more complete discussion of the findings.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

For a discussion of our material pending legal proceedings that could impact our results of operations, financial condition or cash flows see Note 12, “Commitments and Contingencies” included in Part I, Item 1. “Notes to Condensed Consolidated Financial Statements (unaudited)” of this Quarterly Report on Form 10-Q.

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, which could materially affect our business, financial condition or future results. The risks described in our Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.  If any of the risks actually occur, our business, financial condition or results of operations could be adversely affected. In that case, the trading price of our stock could decline, and our stockholders may lose part or all of their investment.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of the Registrant, incorporated by reference to Registrant’s Registration Statement on Form S‑1 (Commission File No. 333‑132080).
3.2	Amended and Restated Bylaws of the Registrant, incorporated by reference to Registrant’s Registration Statement on Form S‑1 (Commission File No. 333‑132080).
3.3	Certificate of designations of series A convertible participating perpetual preferred stock
4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3.
4.2	Form of Common Stock Certificate, incorporated by reference to Registrant’s Registration Statement on Form S-1 (Commission File No. 333-132080)
4.3	Form of Indenture for Convertible Senior Notes, incorporated by reference to Registrant’s Registration Statement on Form S-3 (Commission File No. 333-197871)
4.4
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

10.2‡
Cingular Master Services Agreement, effective September 1, 2005 by and between the Registrant and Cingular Wireless LLC, incorporated by reference to Registrant’s Annual Report on Form 10‑K for the year ended December 31, 2008.

10.3‡
Subordinate Material and Services Agreement No. SG021306.S.025 by and between the Registrant and AT&T Services, Inc. dated as of August 1, 2013, incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2013.

10.4†	Employment Agreement dated as of January 1, 2017 between the Registrant and Stephen G. Waldis.
10.5†	Tier One Executive Employment Plan effective March 24, 2017.
10.6†	Employment Agreement dated as of April 27, 2017 between the Registrant and Lawrence R. Irving.
10.7†	Employment Agreement dated as of May 1, 2017 between the Registrant and Robert Garcia.
10.8†	Executive Employment Letter dated as of May 5, 2017 between the Registrant and Daniel Rizer.
10.9†	Executive Employment Letter dated as of May 5, 2017 between the Registrant and Christopher Putnam.
10.10†
Employment Agreement dated as of November 13, 2017 between the Registrant and Glenn Lurie, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 17, 2017.

10.11†	2017 New Hire Equity Incentive Plan, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 21, 2017.
10.12†	Application Service Provider Agreement retroactively effective as of April 1, 2013 by and between the Registrant and Verizon Sourcing LLC.
10.13†	Change Request No 8 effective January 1, 2018 to SOW No.1 Application Service Provider Agreement to effective as of April 1, 2013 by and between the Registrant and Verizon Sourcing LLC.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a‑14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes‑Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Rule 13a‑14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes‑Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to Rule 13a‑14(b) of the Exchange Act and section 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes‑Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to Rule 13a‑14(b) of the Exchange Act and section 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes‑Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Labels Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
__________________________________________________________

†	Compensation Arrangement.

*	Confidential treatment has been requested for portions of this document. The omitted portions of this document have been filed with the Securities and Exchange Commission.

‡	Confidential treatment has been granted with respect to certain provisions of this exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Synchronoss Technologies, Inc.

/s/ Glenn Lurie
Glenn Lurie
Chief Executive Officer
(Principal Executive Officer)

/s/ Lawrence R. Irving
Lawrence R. Irving
Chief Financial Officer & Treasurer

June 29, 2018