Form 10-Q/A
period 2018-03-31
SYNCHRONOSS TECHNOLOGIES INC
filed 2018-07-02
CIK 1131554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
Amendment No. 1
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

SYNCHRONOSS TECHNOLOGIES, INC.
FORM 10-Q INDEX

EXPLANATORY NOTE

Synchronoss Technologies, Inc., is filing this Amendment No. 1 on Form 10-Q/A for the period ended March 31, 2018, to amend and restate certain items as set forth below to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 (the “Original Filing”), as previously filed with the Securities and Exchange Commission (the “SEC”).

The purpose of this Amendment No. 1 on Form 10-Q/A is to amend certain clerical errors identified on the Cover of the Original Filing and the Condensed Consolidated Statement of Comprehensive Income for the three months ended March 31, 2017 in the Original Filing and certain classification errors on the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2017 and March 31, 2018 in the Original Filing. For convenience and ease of reference, the Company is filing this Form 10-Q/A in its entirety with all applicable changes.

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

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)
(Unaudited) (In thousands)

	Three Months Ended March 31,
	2018	2017
Net loss	$(37,977)	$(61,586)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	2,872	3,660
Unrealized (loss) gain on available for sale securities	(21)	8
Net income on intra-entity foreign currency transactions	829	193
Total other comprehensive income, net of tax	3,680	3,861
Comprehensive loss	(34,297)	(57,725)
Comprehensive loss attributable to redeemable noncontrolling interests	1,285	2,889
Comprehensive loss attributable to Synchronoss	$(33,012)	$(54,836)

SYNCHRONOSS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Three months ended March 31,
	2018	2017
Operating activities:
Net Income (Loss) - SNCR	$(37,977)	$(45,452)
Net Income (Loss) - IL	—	(16,134)

Adjustments to reconcile Net Income (Loss) - SNCR to net cash provided by operating activities:
Depreciation and amortization expense	23,272	24,087
Change in fair value of financial instruments	(3,849)	—
Amortization of debt issuance costs	353	1,870
Accrued PIK interest	(3,447)	(2,752)
(Earnings) loss from equity method investments	205	(748)
Gain on disposals	—	(4,947)
Assets of discontinued operations	—	26,183
Amortization of bond premium	17	91
Deferred income taxes	191	5,119
Non-cash interest on leased facility	275	269
Stock-based compensation	7,184	8,112
Contingent consideration obligation	—	(2)
Changes in operating assets and liabilities:
Accounts receivable, net of allowance for doubtful accounts	36,153	9,320
Prepaid expenses and other current assets	9,402	(21,055)
Other assets	710	(4,925)
Accounts payable	8,646	11,082
Accrued expenses	(10,873)	(18,821)
Other liabilities	(137)	(39)
Lease obligation interest payment	—	—
Deferred revenues	(39,514)	16,143
Net cash used in operating activities	(9,389)	(12,599)

Investing activities:
Purchases of fixed assets	(1,093)	(4,402)
Purchases of intangible assets and capitalized software	(7,047)	(2,409)
Proceeds from the sale of Speechcycle	—	13,500
Purchases of marketable securities available for sale	(6,676)	(219)
Maturity of marketable securities available for sale	1,450	3,975
Investing in discontinued operations	—	(2,704)
Business acquired, net of cash	—	(815,008)
Net cash used in investing activities	(13,366)	(807,267)

Financing activities:
Share-based compensation-related proceeds, net of taxes paid on withholding shares	263	2,406
Debt issuance costs related to the Credit Facility	—	(3,692)
Debt issuance costs related to long term debt	—	(19,887)
Proceeds from issuance of long term debt	—	900,000
Repayment of revolving line of credit	—	(29,000)
Proceeds from sale of Treasury Shares	—	1,047
Proceeds from issuance of preferred stock	86,220	—
Payments on capital obligations	(369)	(664)
Net cash provided by financing activities	86,114	850,210
Effect of exchange rate changes on cash	2,253	(1,020)
Net increase in cash, restricted cash and cash equivalents	65,612	29,324
Cash, restricted cash and cash equivalents, beginning of period	246,126	211,433
Cash, restricted cash and cash equivalents, end of period	$311,738	$240,757

Supplemental disclosures of non-cash investing and financing activities:
Issuance of common stock in connection with Intralinks acquisition	$—	$4,700

Cash and cash equivalents per the Consolidated Balance Sheets	310,426	221,178
Restricted cash per the Consolidated Balance Sheets	$1,312	$19,579
Total cash, cash equivalents and restricted cash	$311,738	$240,757
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

Discussion of Cash Flows

A summary of net cash flows follows (in thousands):

	Three months ended March 31,
	2018	2017
Net cash provided by (used in):
Operating activities	$(9,389)	$(12,599)
Investing activities	(13,366)	(807,267)
Financing activities	86,114	850,210

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

Cash flows from investing for the three months ended March 31, 2018 was a use of cash of $13.4 million, as compared to $807.3 million in cash used for investing activities during the same period in 2017. The decrease of $793.9 million in cash used in investing activities was due primarily to cash used for the acquisition of Intralinks in 2017.

Cash flows from financing for three months ended March 31, 2018 was $86.1 million, as compared to $850.2 of cash provided by financing activities for the same period in 2017. The decrease of $764.1 million in cash provided from financing activites was primarily due to proceeds from the issuance of debt in relation to our acquisition of Intralinks in 2017, partially offset related debt issuance costs, the repayment of previously existing debt in 2017 and proceeds from the issuance of preferred stock in 2018.

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

July 2, 2018