Form 10-Q
period 2017-03-31
SYNCHRONOSS TECHNOLOGIES INC
filed 2018-07-09
CIK 1131554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Class	Outstanding at June 30, 2018
Common stock, $0.0001 par value	42,168,400

SYNCHRONOSS TECHNOLOGIES, INC.
FORM 10-Q INDEX

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

SYNCHRONOSS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (In thousands)

	March 31, 2017	December 31, 2016
		(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$221,178	$169,801
Restricted cash**	19,579	41,632
Marketable securities	9,963	12,506
Accounts receivable, net of allowances of $2,078 and $1,459 at March 31, 2017 and December 31, 2016, respectively**	92,494	107,474
Prepaid and other current assets	58,838	38,277
Assets held for sale, current*	63,154	—
Total current assets	465,206	369,690
Marketable securities	1,680	2,974
Property and equipment, net	147,120	158,205
Goodwill	224,954	224,651
Intangible assets, net	149,941	162,968
Deferred tax assets	15,796	13,286
Other assets	16,343	8,658
Note receivable from related party**	73,021	70,269
Equity method investment	44,398	43,650
Assets held for sale, non-current*	909,682	—
Total assets	$2,048,141	$1,054,351

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	26,707	17,057
Accrued expenses	55,194	76,882
Deferred revenues	88,263	57,430
Contingent consideration obligation	2,831	2,833
Short-term debt	6,051	29,000
Liabilities held for sale, current*	55,998	—
Total current liabilities	235,044	183,202
Lease financing obligation	12,124	12,450
Convertible debt, net of debt issuance costs	226,644	226,291
Long term debt- term loan	874,678	—
Deferred tax liabilities	16,639	3,508
Deferred revenues	51,060	65,630
Other liabilities	8,516	8,193
Liabilities held for sale, non-current*	112,118	—
Commitments and contingencies (Note 13)
Redeemable noncontrolling interest	25,280	25,280
Stockholders’ equity:
Common stock, $0.0001 par value; 100,000 shares authorized, 50,973 and 50,388 shares issued; 45,914 and 45,292 outstanding at March 31, 2017 and December 31, 2016, respectively	5	5
Treasury stock, at cost (5,059 and 5,096 shares at March 31, 2017 and December 31, 2016, respectively)	(105,584)	$(106,631)
Additional paid-in capital	584,377	571,153
Accumulated other comprehensive loss	(38,489)	(42,350)
Retained earnings	45,729	107,620
Total stockholders’ equity	486,038	529,797
Total liabilities and stockholders’ equity	$2,048,141	$1,054,351
 * See Note 4 -Acquisitions and Divestitures for transactions classified as held for sale.
** See Note 6 -Investments in Affiliates and Related Transactions for related party transactions reflected in this account
See accompanying notes to condensed consolidated financial statements.

SYNCHRONOSS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2017	2016
		(Restated)
Net revenues	$86,097	$78,246
Costs and expenses:
Cost of revenues**	46,055	46,151
Research and development	25,489	25,827
Selling, general and administrative	38,815	25,914
Net change in contingent consideration obligation	—	5
Restructuring charges	2,998	2,910
Depreciation and amortization	24,087	22,782
Total costs and expenses	137,444	123,589
Loss from continuing operations	(51,347)	(45,343)
Interest income	2,857	630
Interest expense	(10,617)	(1,576)
Other income (expense), net	4,186	(381)
Equity method investment income	748	—
Loss from continuing operations, before taxes	(54,173)	(46,670)
Benefit for income taxes	8,721	15,520
Net loss from continuing operations	(45,452)	(31,150)
Net loss from discontinued operations, net of tax*	(16,134)	(1,186)
Net (loss)	(61,586)	(32,336)
Net loss attributable to redeemable noncontrolling interests	(2,889)	(3,007)
Net loss attributable to Synchronoss	$(58,697)	$(29,329)

Basic:
Continuing operations	$(0.96)	$(0.65)
Discontinued operations*	(0.37)	(0.03)
	$(1.33)	$(0.68)
Diluted:
Continuing operations	$(0.96)	$(0.65)
Discontinued operations*	(0.37)	(0.03)
	$(1.33)	$(0.68)
Weighted-average common shares outstanding:
Basic	44,212	43,423
Diluted	44,212	43,423
 * See Note 4 -Acquisitions and Divestitures for transactions classified as held for sale.
**Cost of revenues excludes depreciation and amortization which is shown separately.

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited) (In thousands)

	Three Months Ended March 31,
	2017	2016
		(Restated)
Net (loss)	$(61,586)	$(32,336)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	3,660	9,463
Unrealized gain on available for sale securities	8	20
Net income (loss) on intra-entity foreign currency transactions	193	(262)
Total other comprehensive income, net of tax	3,861	9,221
Comprehensive loss	(57,725)	(23,115)
Comprehensive loss attributable to redeemable noncontrolling interests	(2,889)	(3,007)
Comprehensive loss attributable to Synchronoss	$(54,836)	$(20,108)

SYNCHRONOSS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Three Months Ended March 31,
	2017	2016
		(Restated)
Operating activities:
Net loss from continuing operations	$(45,452)	$(31,150)
Net loss from discontinued operations*	(16,134)	(1,186)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization expense	24,087	22,782
Discontinued operations non-cash and working capital adjustments*	26,183	1,295
Stock-based compensation	8,112	7,790
Contingent consideration obligation	(2)	5
Amortization of debt issuance costs	1,870	375
Accrued PIK interest	(2,752)	—
Earnings from equity method investments	(748)	—
Gain on disposals	(4,947)	—
Amortization of bond premium	91	373
Deferred income taxes	5,119	(47)
Non-cash interest on leased facility	269	229
Changes in operating assets and liabilities:
Accounts receivable, net of allowance for doubtful accounts	9,320	(22,910)
Prepaid expenses and other current assets	(21,055)	20,194
Other assets	(4,925)	957
Accounts payable	11,082	8,317
Accrued expenses	(18,821)	(1,486)
Other liabilities	(39)	(7,662)
Deferred revenues	16,143	25,482
Net cash (used in) provided by operating activities	(12,599)	23,358

Investing activities:
Purchases of fixed assets	(4,402)	(10,003)
Purchases of intangible assets and capitalized software	(2,409)	(1,346)
Proceeds from the sale of Speechcycle	13,500	—
Purchases of marketable securities available-for-sale	(219)	(8,598)
Maturities of marketable securities available-for-sale	3,975	12,565
Investing activities in discontinued operations*	(2,704)	—
Businesses acquired, net of cash	(815,008)	(86,482)
Net cash (used in) investing activities	(807,267)	(93,864)

	Three Months Ended March 31,
	2017	2016
		(Restated)
Financing activities:
Share-based compensation-related proceeds, net of taxes paid on withholding shares	2,406	1,755
Debt issuance costs related to the Credit Facility	(3,692)	—
Debt issuance costs related to long term debt	(19,887)
Proceeds from issuance of long term debt	900,000	—
Borrowings on revolving line of credit	—	50,000
Repayment of revolving line of credit	(29,000)	—
Excess tax benefit from the exercise of stock options	—	—
Repurchases of common stock	—	(16,581)
Proceeds from sale of Treasury Shares	1,047	955
Payments on capital obligations	(664)	(253)
Net cash provided by financing activities	850,210	35,876
Effect of exchange rate changes on cash	(1,020)	(158)
Net increase (decrease) in cash and cash equivalents	29,324	(34,788)
Cash, restricted cash and cash equivalents at beginning of period	211,433	147,872
Cash, restricted cash and cash equivalents at end of period	$240,757	$113,084

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$1,488	$1,780
Cash paid for interest	$1,379	$1,533

Supplemental disclosures of non-cash investing and financing activities:
Issuance of common stock in connection with Openwave acquisition	$—	$22,000
Issuance of common stock in connection with Intralinks acquisition	$4,700	$—

Cash and cash equivalents per the Consolidated Balance Sheets	$221,178	$86,782
Restricted cash per the Consolidated Balance Sheets	$19,579	$26,302
Total cash, cash equivalents and restricted cash	$240,757	$113,084

* See Note 4 - Acquisitions and Divestitures for transactions classified as discontinued operations.

 See accompanying notes to condensed consolidated financial statements.

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

1. Description of Business

General

Synchronoss Technologies, Inc. (referred to herein as “Synchronoss”, the “Company”, “we”, “our” or “us”) is a global software and services company that provides essential technologies for the mobile transformation of business. The Company’s portfolio, which is targeted at the Consumer and Enterprise markets, contains offerings such as personal cloud, secure-mobility, identity management and scalable messaging platforms, products and solutions. These essential technologies create a better way of delivering the transformative mobile experiences that service providers and enterprises need to help them stay ahead of the curve in competition, innovation, productivity, growth and operational efficiency.

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

2. Basis of Presentation and Consolidation

The condensed consolidated financial statements as of March 31, 2017 and for the three months ended March 31, 2017 and 2016 are unaudited, but in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods. They do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and related notes for 2017 and 2016 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, as they have been filed prior to this quarterly report on Form 10-Q and certain prior year amounts have been restated. Refer to Note 3 - Restatement of Previously Issued Consolidated Financial Statements and Note 14 - Subsequent Events Review for background on the restatement of previously issued financial statements and Nasdaq compliance, respectively. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the year ended December 31, 2017.

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

Restricted Cash

Restricted cash includes amounts to various deposits, escrows and other cash collateral that are restricted by contractual obligation. The amounts held in escrow, related to the Company’s guarantee of STIH’s Third Party Note was $6.2 million as of March 31, 2017. During the quarter ended March 31, 2017, $23.8 million was released from escrow upon assignment of certain customer contracts contributed in the sale of our BPO business. Remaining amounts were primarily attributed to cash held in transit (see Note 6 - Investments in Affiliates and Related Transactions), and operating cash held by Zentry, which cannot be used to fulfill the obligations of the Company as a whole.

Recently Issued Accounting Standards

Recent accounting pronouncements adopted

Standard	Description	Effect on the financial statements
ASU 2017-04 Simplifying the Test for Goodwill Impairment
In January 2017, the Financial Accounting Standards Board (“FASB”) issued guidance which eliminates Step 2 from the goodwill impairment test. Under the amendments in this Update, an entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Accounting Standard Update (“ASU”) 2017-04 also eliminates the requirement for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. ASU 2017-04 is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.

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
The Company adopted this ASU on January 1, 2017 on a prospective basis. The adoption of this ASU had no impact on the Company’s condensed consolidated financial statements.
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
The Company adopted this ASU on January 1, 2017 to each period presented and applied the changes to the condensed consolidated statements of cash flows.
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
The Company adopted this ASU on January 1, 2017 on a prospective basis. The adoption of this ASU had no significant impact on the Company’s condensed consolidated financial statements.
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
The Company adopted this ASU on January 1, 2017 on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings of $3.2 million as of January 1, 2017.
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
The Company adopted this ASU on January 1, 2017 using a retrospective transition method. The adoption of this ASU had no impact on the Company’s condensed consolidated financial statements.
Date of adoption: January 1, 2017.

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

3. Restatement of Previously Issued Consolidated Financial Statements

The Company has restated its audited consolidated financial statements for the years ended December 31, 2016 and 2015 for the matters described below.  The effects of these restatement adjustments on (i) the Company’s Consolidated Balance Sheet at December 31, 2016, (ii) the Company’s Consolidated Statement of Operations for the years ended December 31, 2016 and 2015, (iii) the Company’s Consolidated Statements of Comprehensive Income for the years ended December 31, 2016 and 2015,  (iv) the Company’s Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2016 and 2015  and (v) the Company’s Consolidated Statement of Cash Flows for the years ended December 31, 2016 and 2015 are presented in the Company’s 2017 Form 10-K.

The effects of the restatement adjustments on the Company’s unaudited Condensed Consolidated financial statements as of March 31, 2016 and for the three month period then ended are reflected in the tables below.

The individual restatement matters that underlie the restatement adjustments are described below.

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

The Company also adjusted revenue recognition in connection with certain other transactions, including (i) where the payment obligation on the date of sale was found not to have been fixed and determinable; (ii) where collectability was not reasonably assured; (iii) where the software delivered to the customer was ultimately deemed not to have met acceptance criteria; or (iv) where formal acceptance was not obtained.

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

Income Taxes

The Company recorded adjustments to income taxes to reflect the impact of the restatement adjustments, as well as a discrete tax adjustment to record a valuation allowance at a specific foreign jurisdiction in an earlier year than originally recorded. See Note 11 - Income Taxes for discussion of the related impact to the Company’s effective tax rate.

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

The following table presents the Condensed Consolidated Balance Sheet as previously reported, restatement adjustments and the Condensed Consolidated Balance Sheet as restated at December 31, 2016:

		Adjustments
	As Previously Reported **	Revenue - Hosting	Revenue - Evidence of Arrangement and Other Revenue	Acquisitions & Divestiture	Capitalized Software and Other	Income Taxes	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$181,018	$—	$—	$—	$(11,217)	$—	$169,801
Restricted cash	—	—	—	—	41,632	—	41,632
Marketable securities	12,506	—	—	—	—	—	12,506
Accounts receivable, net	137,233	(344)	(36,509)	7,896	(802)	—	107,474
Prepaid expenses and other assets	33,696	—	—	1,408	(1,166)	4,339	38,277
Total current assets	364,453	(344)	(36,509)	9,304	28,447	4,339	369,690
Restricted cash	30,000	—	—	—	(30,000)	—	—
Marketable securities	2,974	—	—	—	—	—	2,974
Property and equipment, net	155,599	—	—	(823)	3,429	—	158,205
Goodwill	269,905	—	—	(41,358)	—	(3,896)	224,651
Intangible assets, net	203,864	—	—	(19,830)	(21,066)	—	162,968
Deferred tax assets	1,503	—	—	—	—	11,783	13,286
Other assets	7,541	—	—	(70)	1,187	—	8,658
Note receivable from related party	83,000	—	—	(12,731)	—	—	70,269
Equity method investment	45,890	—	—	(2,240)	—	—	43,650
Total Assets	1,164,729	(344)	(36,509)	(67,748)	(18,003)	12,226	1,054,351

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

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

The following table presents the Condensed Consolidated Statement of Operations as previously reported, restatement adjustments and the Condensed Consolidated Statement of Operations as restated for the three months ended March 31, 2016:

		Adjustments
	As Previously Reported**	Revenue - Hosting	Revenue - Evidence of Arrangement and Other Revenue	Acquisitions & Divestiture	Capitalized Software and Other	Income Taxes	As Restated
Net revenues	$104,219	$2,119	$(18,086)	$(10,006)	$—	$—	$78,246
Costs and expenses:
Cost of revenues*	46,448	—	—	(1)	(296)	—	46,151
Research and development	24,097	—	—	—	1,730	—	25,827
Selling, general and administrative	26,923	—	—	84	(1,093)	—	25,914
Net change in contingent consideration obligation	341	—	—	(336)	—	—	5
Restructuring charges	2,910	—	—	—	—	—	2,910
Depreciation and amortization	24,055	—	—	(1,111)	(162)	—	22,782
Total costs and expenses	124,774	—	—	(1,364)	179	—	123,589
Loss from continuing operations	(20,555)	2,119	(18,086)	(8,642)	(179)	—	(45,343)
Interest income	630	—	—	—	—	—	630
Interest expense	(1,576)	—	—	—	—	—	(1,576)
Other expense, net	(884)	—	503	—	—	—	(381)
Loss from continuing operations, before taxes	(22,385)	2,119	(17,583)	(8,642)	(179)	—	(46,670)
Benefit for income taxes	361	—	—	—	—	15,159	15,520
Net loss from continuing operations	(22,024)	2,119	(17,583)	(8,642)	(179)	15,159	(31,150)
Net income (loss) from discontinued operations, net of tax	10,941	—	(2,111)	—	—	(10,016)	(1,186)
Net loss	(11,083)	2,119	(19,694)	(8,642)	(179)	5,143	(32,336)
Net loss attributable to redeemable noncontrolling interests	(3,129)	—	—	—	122	—	(3,007)
Net loss attributable to Synchronoss	$(7,954)	$2,119	$(19,694)	$(8,642)	$(301)	$5,143	$(29,329)

Basic:
Continuing operations	$(0.44)						$(0.65)
Discontinued operations	0.26						(0.03)
	$(0.18)						$(0.68)
Diluted:
Continuing operations	$(0.44)						$(0.65)
Discontinued operations	0.26						(0.03)
	$(0.18)						$(0.68)
Weighted-average common shares outstanding:
Basic	43,423						43,423
Diluted	43,423						43,423

*	Cost of services excludes depreciation and amortization which is shown separately.

**	Certain amounts reflected in this column have been adjusted for retrospective application of discontinued operations.

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

The following table presents the Condensed Consolidated Statement of Comprehensive Income (Loss) as previously reported, restatement adjustments and the Condensed Consolidated Statement of Comprehensive Income (Loss) as restated for the three months ended March 31, 2016:

		Adjustments
	As Previously Reported**	Revenue - Hosting	Revenue - Evidence of Arrangement and Other Revenue	Acquisitions & Divestiture	Capitalized Software and Other	Income Taxes	As Restated
Net loss	$(11,083)	$2,119	$(19,694)	$(8,642)	$(179)	$5,143	$(32,336)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	9,668	—	(224)	—	19	—	9,463
Unrealized gain (loss) on available for sale securities	20	—	—	—	—	—	20
Net income (loss) on intra-entity foreign currency transactions	(262)	—	—	—	—	—	(262)
Total other comprehensive income (loss), net of tax	9,426	—	(224)	—	19	—	9,221
Comprehensive income (loss)	(1,657)	2,119	(19,918)	(8,642)	(160)	5,143	(23,115)
Comprehensive income (loss) attributable to redeemable noncontrolling interests	(3,129)	—	—	—	122	—	(3,007)
Comprehensive income (loss) attributable to Synchronoss	$1,472	$2,119	$(19,918)	$(8,642)	$(282)	$5,143	$(20,108)

**	Certain amounts reflected in this column have been adjusted for retrospective application of discontinued operations.

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

The following table presents the Condensed Consolidated Statement of Cash Flows as previously reported, adjustments, and the Condensed Consolidated Statement of Cash Flows as restated for the three months ended March 31, 2016:

	As Previously Reported	Adjustments	As Restated
Operating activities:
Net loss from continuing operations	$(22,024)	$(9,126)	$(31,150)
Net income (loss) from discontinued operations	10,941	(12,127)	(1,186)
Adjustments to reconcile net loss to net cash provided by operating activities:	38,770	(5,968)	32,802
Changes in operating assets and liabilities:	9,421	13,471	22,892
Net cash provided by operating activities	37,108	(13,750)	23,358
Investing activities:
Net cash used in investing activities	(107,614)	13,750	(93,864)
Financing activities:
Net cash provided by financing activities	35,876	—	35,876
Effect of exchange rate changes on cash	80	(238)	(158)
Net decrease in cash and cash equivalents	(34,550)	(238)	(34,788)
Cash, restricted cash and cash equivalents at beginning of period	147,634	238	147,872
Cash, restricted cash and cash equivalents at end of period	113,084	—	113,084
Cash and cash equivalents per the Condensed Consolidated Balance Sheet	113,084	(26,302)	86,782
Restricted cash per the Condensed Consolidated Balance Sheet	—	26,302	26,302
Total cash, cash equivalents and restricted cash	$113,084	$—	$113,084

Supplemental disclosures of cash flow information:
Cash paid for income taxes	1,780	—	1,780
Cash paid for interest	$1,533	$—	$1,533

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

4. Acquisitions and Divestitures

Acquisitions

2017 Transactions

Intralinks

On January 19, 2017, the Company purchased all outstanding shares of Intralinks Holdings, Inc. (“Intralinks”). In connection with the acquisition, the Company entered into a $900.0 million senior secured term loan (the “2017 Term Facility”), as of the date of acquisition. Intralinks is a global technology provider of Software as a service (“SaaS”) solutions for secure enterprise content collaboration within and among organizations. Intralinks’ cloud-based solutions enable organizations to securely manage, control, track, search, exchange and collaborate on sensitive information inside and outside the firewall. The total purchase price consideration consisted of the repayment of existing Intralinks indebtedness, and non-cash consideration for services rendered on unvested Intralinks equity awards that were converted into the Company equity awards on the acquisition date. The acquisition was primarily funded from the proceeds of the $900.0 million credit agreement as of the date of acquisition (See Note 7 - Debt for further discussion regarding the credit agreement).

The following is a summary of the components of the consideration transferred as part of the acquisition:

Cash consideration for outstanding Intralinks' common shares	$746,071
Cash consideration for accelerated equity awards to Intralinks' employees upon change in control	7,873
Cash consideration for vested unexercised Intralinks' stock options	19,838
Cash consideration for existing Intralinks' debt	77,800
Cash consideration for shareholders purchase price settlement	2,794
Total cash consideration transferred	854,376
Fair value of replacement awards	4,702
Total consideration transferred	$859,078

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

The purchase price allocation as of the date of the acquisition was as follows:

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

Assets Held For Sale Classification

In the second quarter of 2017, the Company received a non-binding indication of interest from Siris to acquire the Company and the Company’s Board of Directors decided to explore a broad range of strategic alternatives to a sale of the Company, which included the sale of Intralinks. With the closing of the Intralinks Transaction on November 14, 2017, and as a result of this plan of disposal, the assets and liabilities of Intralinks have been classified as held for sale in our Consolidated Condensed Balance Sheet at March 31, 2017. The Company has also presented the operations of the business as discontinued operations in the Consolidated Condensed Statement of Operations for the three months ended March 31, 2017 to provide consistent presentation with our recently filed Form 10-K for the year ended December 31, 2017 and with our subsequent filings of all of the Company’s quarterly reports on Form 10-Q in 2017, following the filing of our annual report on Form 10-K for the year ended December 31, 2017. The Company’s election to disclose such amounts as held for sale are due to continued reporting delays of this Form 10-Q as part of the Company’s restatement process.

2016 Transactions

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

The following is a summary of the components of the consideration transferred as part of the acquisition:

(Restated)
Cash consideration for outstanding common shares	$102,538
Issuance of Common Stock	22,000
Intellectual Property Settlement	(10,000)
Total consideration transferred	114,538
Issuance of Common Stock	(22,000)
Cash Consideration Transferred	$92,538

The Company determined the fair value of the net assets acquired as follows:

(Restated)	Purchase Price Allocation
Cash	$4,110
Prepaid expenses and other assets	3,005
Property, Plant & Equipment	2,882
Long term assets	1,870
Intangible assets:		Wtd. Avg.
Trade name	1,000	1 year
Technology	32,100	7 years
Customer relationships	29,000	10 years
Goodwill	81,015
Total assets acquired	154,982
Accounts payable and accrued liabilities	17,622
Deferred revenues	7,331
Long term liabilities	15,491
Net assets acquired	$114,538

The goodwill recorded in connection with this acquisition was based on operating synergies and other benefits expected to result from the combined operations and the assembled workforce acquired. The goodwill acquired is not deductible for tax purposes.

Acquisition-Related Costs

Total acquisition-related costs recognized during the three months ended March 31, 2017 and 2016 including transaction costs such as legal, accounting, valuation and other professional services, were $11.8 million and $1.3 million, respectively, and are included in selling, general and administrative expense in the Condensed Consolidated Statements of Operations.

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Divestitures

2017 Transactions

SpeechCycle

On February 1, 2017 the Company completed a divestiture of its SpeechCycle business, to an unrelated third party, for consideration of $13.5 million. As part of the divestiture, the Company entered into a one year transition services agreement with the acquiring company to support various indirect activities such as customer software support, technical support services, maintenance and general administrative support services.

The Company recorded a pre-tax gain of $4.9 million as a result of the divestiture which is included in other income (expense), net in the Condensed Consolidated Statement of Operations.

2016 Transactions

Sequential Technology International, LLC (“STIN”)

On December 16, 2016, Synchronoss completed a divestiture of a portion of its business process outsourcing (“BPO”) carrier activation business to a newly formed entity named STIN which had a total value of $140.8 million. As part of the sales arrangement, Synchronoss will retain a 30% investment in STIN. Sequential Technology International Holdings, LLC (“STIH”), an unrelated third party that was formerly named Omniglobe International LLC, will own the remaining 70% of STIN. STIH financed the purchase of these assets through cash of $27.3 million (including $10.0 million of license), a new term loan with Goldman Sachs Bank (“Goldman”), and a related party subordinated seller’s note receivable with a par value of $83.0 million issued by Synchronoss, which is secured by STIH’s interest in STIN. The sellers note was issued at a discount, with a transaction value of $69.8 million. The sellers note earns interest at a rate of LIBOR plus 1100 bps per annum and matures on June 16, 2022. On December 22, 2016, the Company entered into a non-exclusive perpetual license agreement with STIH, for the consideration of $10.0 million. The Company determined that the license agreement was negotiated with the sale, and in the overall consideration paid for the purchase of STIN, and as a result, the proceeds from sale of the perpetual license were reflected as additional consideration received from the sale of its BPO business, resulting in additional gain recognized on the sale.

Additionally, as part of its divestiture, the Company provided a guarantee to Goldman for $30.0 million of the $40.0 million in senior debt extended by Goldman to STIH which is referenced as the Third Party Note in Note 6 - Investments in Affiliates and Related Transactions.” The Company recognized the guarantee on the date of the transaction as a reduction in the gain on sale in the amount of $0.6 million.

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

As part of the divestiture, Synchronoss entered into a three year MSA with STIN to provide for access to certain platforms, and assets necessary to perform certain tasks, as part of the exception handling process. See Note 6 - Investments in Affiliates and Related Transactions.

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

The following is a summary of the operating results of BPO which have been reflected within income from discontinued operations, net of tax:

Three Months Ended March 31, 2016 (Restated)
Net revenues	$36,356
Costs and expenses:
Cost of services	21,858
Selling, general and administrative	719
Total costs and expenses	22,577
Income from discontinued operations before taxes	13,779
Provision for income taxes	(14,965)
Discontinued operations, net of taxes	$(1,186)

The financial results reflected above may not represent the BPO’s stand-alone operating results, as the results reported within income from discontinued operations, net of tax only include certain costs that are directly attributable to the BPO and exclude certain overhead costs that were previously allocated to the BPO for each period.

Mirapoint

On December 29, 2016, the Company completed the divestiture of the Company’s Mirapoint business to an unrelated third party and recorded a gain of $1.4 million on the sale, which is included in other income (expense), net in the Condensed Consolidated Statements of Operations.

Subsequent Events - Divestiture of Intralinks

On June 23, 2017, the Company received a non-binding indication of interest from Siris Capital Group, LLC (“Siris”) to acquire the Company. In light of the indication of interest, the Company’s Board of Directors decided to explore a broad range of strategic alternatives that would have the potential to unlock shareholder value. In October 2017, the Company concluded its review of strategic alternatives and determined that the best approach for the Company to achieve its goal of maximizing shareholder value was to focus on its core Telecommunication, Media and Technology (“TMT”) business, divest non-core assets and improve the Company’s balance sheet strength, cash position and potential profitability. Under the terms of certain definitive agreements, investment funds affiliated with Siris acquired all of the stock of the Company’s wholly-owned subsidiary, Intralinks for consideration of cash and an option for investment in convertible preferred equity of the Company.

Subject to the terms and conditions set forth in the Share Purchase Agreement, dated as of October 17, 2017 (the “Share Purchase Agreement”), among Synchronoss, Intralinks and Impala Private Holdings II, LLC, an affiliate of Siris (“Impala”), a related party, due to its significant interest in common stock. Impala agreed to acquire from the Company the issued and outstanding shares of common stock of Intralinks for approximately $977.3 million in cash plus a potential contingent payment of up to $25.0 million, subject to an adjustment for cash, debt and working capital (the “Intralinks Transaction”). The total amount of funds used to complete the Intralinks Transaction and related transactions and pay related fees and expenses was approximately $1.0 billion, which was funded through a combination of equity and debt financing obtained by Impala.

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

At the closing of the Intralinks Transaction on November 14, 2017, Impala acquired all of the issued and outstanding shares of Intralinks for approximately $991.0 million in cash, subject to post-closing adjustments for changes in cash, debt and working capital. If, in the future, Impala receives net cash proceeds in excess of $440.0 million from any sale of equity or assets of Intralinks, or a dividend or distribution in respect of the shares of Intralinks, then Impala is required to pay the Company up to an additional $25.0 million in cash or publicly traded securities. Immediately following the consummation of the Intralinks Transaction, the

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Company paid to Impala $5.0 million as partial reimbursement of the out-of-pocket fees and expenses incurred by Impala, Siris and their respective affiliates in connection with the execution of the Share Purchase Agreement and the Intralinks Transaction. Amounts reimbursed were recorded as a reduction to the gain on sale.

In accordance with the terms of the Share Purchase Agreement, dated as of October 17, 2017 (the “PIPE Purchase Agreement”), with Silver Private Holdings I, LLC, an affiliate of Siris (“Silver”), on February 15, 2018, we issued to Silver 185,000 shares of our newly issued Series A Convertible Participating Perpetual Preferred Stock (the “Series A Preferred Stock”), par value $0.0001 per share, with an initial liquidation preference of $1,000 per share, in exchange for $97.7 million in cash and the transfer from Silver to us of the 5,994,667 shares of our common stock held by Silver (the “Preferred Transaction”). In connection with the issuance of the Series A Preferred Stock, we (i) filed a Certificate of Designation with the State of Delaware setting forth the rights, preferences, privileges, qualifications, restrictions and limitations on the Series A Preferred Stock (the “Series A Certificate”) and (ii) entered into an Investor Rights Agreement with Silver setting forth certain registration, governance and preemptive rights of Silver with respect to us (the “Investor Rights Agreement”). See Note 9 - Stockholder’s Equity for further discussion.

The following is a summary of the operating results of Intralinks during the quarter ended March 31, 2017, which have been reflected within income from discontinued operations, net of tax:

Net revenues	$39,259
Costs and expenses:
Cost of services	8,756
Research and development	5,423
Selling, general and administrative	29,468
Net change in contingent consideration obligation	—
Restructuring charges	8,026
Depreciation and amortization	10,138
Total costs and expenses	61,811
Loss from discontinued operations	(22,552)
Other income, net	270
Loss from discontinued operations, before taxes	(22,282)
Benefit for income taxes	6,148
Discontinued operations, net of taxes	$(16,134)

Subsequent Events - SNCR, LLC

During the fourth quarter of 2017, the Company entered into a termination agreement with Goldman to terminate the venture with Goldman, referred to as SNCR, LLC, and provide a perpetual, irrevocable license of the venture’s intellectual property for use in Goldman’s back-office. As part of the agreement, the Company was relieved of any future obligations to support Goldman’s use of the software. As a result, the Company recognized impairment charges of $1.0 million during the fourth quarter of 2017 upon the venture’s termination. The venture formally ended in the first quarter of 2018 resulting in the elimination of the associated redeemable noncontrolling interest balance of the first quarter of 2018, and an increase to Additional Paid In Capital balance of $12.8 million.

5. Fair Value Measurements of Assets and Liabilities

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

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

The following is a summary of assets, liabilities and redeemable noncontrolling interests and their related classifications under the fair value hierarchy:

	March 31, 2017
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Cash, cash equivalents and restricted cash (1)	$240,757	$240,757	$—	$—
Marketable securities-short term (2)	9,963	—	9,963	—
Marketable securities-long term (2)	1,680	—	1,680	—
Total assets	$252,400	$240,757	$11,643	$—
Liabilities
Contingent interest derivative (3)	$288	$—	$—	$288
Contingent consideration obligation	2,831	—	—	2,831
Total liabilities	$3,119	$—	$—	$3,119
Temporary Equity
Redeemable noncontrolling interests (4)	$25,280	$—	$—	$25,280
Total temporary equity	$25,280	$—	$—	$25,280

	December 31, 2016
	Total	(Level 1)	(Level 2)	(Level 3)
Assets	(Restated)
Cash, cash equivalents and restricted cash (1)	$211,433	$211,433	$—	$—
Marketable securities-short term (2)	12,506	—	12,506	—
Marketable securities-long term (2)	2,974	—	2,974	—
Total assets	$226,913	$211,433	$15,480	$—
Liabilities
Contingent consideration obligation	$2,833	$—	$—	$2,833
Total liabilities	$2,833	$—	$—	$2,833
Temporary Equity
Redeemable noncontrolling interests (4)	$25,280	$—	$—	$25,280
Total temporary equity	$25,280	$—	$—	$25,280

(1)	Cash equivalents primarily included money market funds.

(2)	Marketable securities is comprised of municipal bonds and certificates of deposit.

(3)	Contingent interest derivative related to convertible debt is included in accrued expenses, for further details see Note 7 - Debt.

(4)
Put arrangements held by the noncontrolling interests in certain of the Company’s joint ventures. During the three months ended March 31, 2017, the carrying amount of the redeemable noncontrolling interests was greater than than the fair value and accordingly no adjustment to the carrying value was recorded.

Available-for-Sale Securities

The Company utilizes the market approach to measure fair value for its financial assets. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets. The Company’s marketable securities investments classified as Level 2 primarily utilize broker quotes in a non-active market for valuation of these securities. No transfers between Level 1, Level 2 and Level 3 of the fair value measurement hierarchy occurred during the three months ended March 31, 2017.

Unrealized gains and losses are reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity. There were no sales of marketable securities during the three months ended March 31, 2017 and 2016. The cost of securities

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

sold is based on the specific identification method. The Company evaluates investments with unrealized losses to determine if the losses are other than temporary. The Company has determined that the gross unrealized losses at March 31, 2017 and December 31, 2016 are temporary. In making this determination, the Company considered the financial condition, credit ratings and near-term prospects of the issuers, the underlying collateral of the investments, and the magnitude of the losses as compared to the cost and the length of time the investments have been in an unrealized loss position. Additionally, while the Company classifies the securities as available for sale, the Company does not currently intend to sell such investments and it is more likely than not to recover the carrying value prior to being required to sell such investments.

At March 31, 2017 and December 31, 2016, the estimated fair value of investments classified as available-for-sale, were as follows:

	March 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities:
Certificates of deposit	450	1	—	451
Municipal bonds	11,215	1	(24)	11,192
Total marketable securities	$11,665	$2	$(24)	$11,643

As of March 31, 2017, an insignificant amount of accumulated unrealized losses related to investments that have been in a continuous unrealized loss position for 12 months or longer. The aggregate related fair value of investment with unrealized losses was approximately $8.1 million.

	December 31, 2016 (Restated)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities:
Certificates of deposit	450	—	—	450
Municipal bonds	15,063	1	(34)	15,030
Total marketable securities	$15,513	$1	$(34)	$15,480

As of December 31, 2016, an insignificant amount of accumulated unrealized losses related to investments that have been in a continuous unrealized loss position for 12 months or longer. The aggregate related fair value of investment with unrealized losses was approximately $13.8 million.

Contractual maturities of marketable debt securities are as follows:

	March 31, 2017
	Amortized Cost	Fair Value
Due within one year	$9,982	$9,963
Due after 1 year through 5 years	1,683	1,680
Total available-for-sale securities	$11,665	$11,643

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Contingent Consideration

The Company determined the fair value of the contingent consideration related to the acquisition of Razorsight Corporation (“Razorsight”) using a real options approach which uses a risk-adjusted expected growth rate based on assessments of expected growth in revenue, adjusted by an appropriate factor. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement. The significant unobservable inputs used in the fair value measurement of the Company’s contingent consideration obligation are the probabilities of achieving certain financial targets and contractual milestones and a risk-adjusted rate of 2.19%. Significant changes in any of those probabilities in isolation may result in a higher (lower) fair value measurement. No changes in valuation techniques occurred during the three months ended March 31, 2017.

The changes in fair value of the Company’s Level 3 contingent consideration obligation during the three months ended March 31, 2017 were as follows:

Balance at December 31, 2016 (Restated)	$2,833
Fair value adjustment to contingent consideration obligation included in net income	(2)
Balance at March 31, 2017	$2,831

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

The changes in redeemable noncontrolling interests classified as Level 3 measurements were as follows:

Balance at December 31, 2016 (Restated)	$25,280
Fair value adjustment	2,889
Net loss attributable to interests in subsidiaries	(2,889)
Balance at March 31, 2017	$25,280

6. Investments in Affiliates and Related Transactions

Sequential Technology International, LLC (“STIN”)

The Company includes investments which are accounted for using the equity method, under the caption equity method investments on the Company’s Condensed Consolidated Balance Sheets. As of March 31, 2017, the Company’s investments in equity interests was comprised of $44.4 million related to a 30% equity interest in STIN.

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

Impairments of investments are reflected in “Equity method income/loss” in the Condensed Consolidated Statements of Operations and were recorded as a result of either the deteriorating financial position of the investee or due to a permanent impairment resulting from sustained losses and limited prospects for recovery.

During the first three months of 2017, the Company recorded $0.7 million of equity income in the Condensed Consolidated Statement of Operations related to its investment in STIN. No impairment charges were recognized during the period.

Transactions with Affiliates of STIN

Cloud Telephony and Support Services

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

•
Technical support service, including network infrastructure support and maintenance. The Company will provide access to use and support to ensure fully operational workstations (including personal computers), including desktop, workstation and network support to the PBX systems, including firewall and anti-virus protection

The Company did not recognize any revenue related to these services during the three months ended March 31, 2017.

Support Services Agreement

Additionally, the Company entered into a Support Services Agreement (“SSA”) to perform certain general and administrative support services, including billing and cash collections. The SSA is currently operating month-to-month and the Company expects to cease its support within the calendar year. Fees earned for services performed by the Company under the SSA were recorded as a reduction in the costs to perform within selling, general and administrative in the Condensed Consolidated Statements of Operations. Amounts earned under the arrangement were immaterial during all periods presented.

Seller Note

The Company holds a subordinated seller’s note receivable from STIH which has a carrying value of $73.0 million as of March 31, 2017, which is secured by STIH’s interest in STIN. The Company recognized $2.9 million in interest income related to this note during the first three months of 2017. The related party note receivable earns PIK interest at a rate equal to LIBOR plus 1100 basis points per annum and matures on June 16, 2022.

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

The following is a summary of the PIK note related balances as of March 31, 2017:

	Seller Note	Allowance	Unamortized Discount	Loan Accrued Interest	Distribution Note	Distribution interest	Total
Balance at December 31, 2016 (Restated)	$83,000	$—	$(13,146)	$415	$—	$—	$70,269
Activity	—	—	224	2,528	—	—	2,752
Balance at March 31, 2017	$83,000	$—	$(12,922)	$2,943	$—	$—	$73,021

Related Party Balances

The STIN affiliate balances and their classification in the Condensed Consolidated Balance Sheets as of March 31, 2017 were as follows:

	Period Ended
	March 31, 2017	December 31, 2016
		(Restated)
Restricted cash (A)	$5,508	$—
Accounts receivable (B)	12,661	1,164
Total assets	$18,169	$1,164

(A)
Represents cash balances outstanding as of period end in which the Company collected accounts receivable from STIN customers on behalf of STIN. This amount has been classified in short term restricted cash on the Condensed Consolidated Balance Sheets.

(B)
These amounts principally included revenues generated from the Cloud and Telephony Support Services agreement and pass-through of vendor expenses incurred during the transition and assignment of vendor contracts.

Subsequent Event - Seller Note

As a result of STIH’s covenant violation, in June 2017, the Company distributed approximately $6.2 million to Goldman (“Distribution Note”) under the $30 million guarantee. The remaining amounts guaranteed under the arrangement were released upon assignment of certain customer contracts. Under the terms of the PIK note with STIH, distributed amounts made by the Company to Goldman are added to the amounts outstanding under the PIK note.

7. Debt

Total debt consists of the following:

	March 31, 2017	December 31, 2016
		(Restated)
Convertible Senior Notes	$230,000	$230,000
Credit Agreement	900,000	29,000
Total debt, principal amount	1,130,000	259,000
Debt issuance costs	(22,627)	(3,709)
Total debt, carrying value	$1,107,373	$255,291
Total short term debt, carrying value	$6,051	$29,000
Total long-term debt, carrying value	$1,101,322	$226,291

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

Holders of the 2019 Notes who convert their notes in connection with a qualifying fundamental change, as defined in the related indenture, may be entitled to a make-whole premium in the form of an increase in the conversion rate. Additionally, following the occurrence of a fundamental change, holders may require that the Company repurchase some or all of the 2019 Notes for cash at a repurchase price equal to 100% of the principal amount of the notes being repurchased, plus accrued and unpaid interest, if any. As of March 31, 2017, none of these conditions existed with respect to the 2019 Notes and as a result, the 2019 Notes are classified as long term.

Included in the definition of a fundamental change is whether the Company’s common stock ceases to be listed or quoted on The Nasdaq Stock Market, LLC (“Nasdaq”). In May 2018, trading of the Company’s common stock has been suspended on Nasdaq, however, it has not been delisted (see Note 14 - Subsequent Events Review).

The 2019 Notes are the Company’s direct senior unsecured obligations and rank equal in right of payment to all of the Company’s existing and future unsecured and unsubordinated indebtedness.

At March 31, 2017, the carrying amount of the liability was $226.6 million and the outstanding principal of the 2019 Notes was $230.0 million, with an effective interest rate of approximately 1.38%. The fair value of the 2019 Notes was $220.1 million at March 31, 2017. The fair value of the liability of the 2019 Notes was determined using a discounted cash flow model based on current market interest rates available to the Company. These inputs are corroborated by observable market data for similar liabilities and therefore classified within Level 2 of the fair-value hierarchy.

The Company is required to meet all SEC filing requirements and deadlines in order to be in compliance with the 2019 Notes. In the event that the Company does not meet the filing requirements, the noteholders are entitled to receive additional interest of 0.25% up to 180 days from the date of notice of the default and 0.50% thereafter up to 360 days. The Company may agree to pay additional interest to the holders by notifying holders and the trustee within 90 days from the notice of default. If the Company decides to pay that interest, but has not remedied the event within 360 days from the notice of default, it will be in default. If the Company fails to elect to pay that additional interest, it will be in default if it does not remedy the event within the 90 days period.

Interest expense for the Company’s 2019 Notes related to the contractual interest coupon and contingent interest liability is noted below.

	Three Months Ended March 31,
	2017	2016
		(Restated)
Contractual interest expense	$431	$431
Contingent interest expense	288	—

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

The Convertible Senior Notes consisted of the following:

	March 31, 2017			December 31, 2016 (Restated)
	Principal Amount	Unamortized Debt Issuance Costs	Net Carrying Value	Principal Amount	Unamortized Debt Issuance Costs	Net Carrying Value
Convertible Senior Notes	$230,000	$3,356	$226,644	$230,000	$3,709	$226,291

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

The 2017 Term Facility initially bear interest at a rate equal to, at the Company’s option, the adjusted LIBOR rate for an applicable interest period or an alternate base rate, in each case, plus an applicable margin of 2.75% or 1.75%, respectively. The Revolving Facility initially bear an interest at a rate equal to, at the Company’s option, the adjusted LIBOR rate or an alternate base rate, in each case, plus an applicable margin of 2.50% or 1.50%, respectively, subject to step-downs based on the Company’s ratio of first lien secured debt to adjusted EBITDA, as defined in the 2017 Credit Agreement. The Company paid a commitment fee in the range of 0.25% to 0.375% on the unused balance of the Revolving Facility. Interest was payable quarterly under the 2017 Credit Agreement.

Subject to certain customary exceptions, the 2017 Term Facility was subject to mandatory prepayments in amounts equal to: (1) 100% of the net cash proceeds from any non-ordinary course sale or other disposition of assets (including as a result of casualty or condemnation) by Synchronoss or its subsidiaries subject to customary reinvestment provisions and certain other exceptions; (2) 100% of the net cash proceeds from incurrences of debt (other than permitted debt); and (3) a customary annual excess cash flow sweep at levels based on the Company’s applicable ratio of first lien secured debt to adjusted EBITDA, as defined in the 2017 Credit Agreement.

As of March 31, 2017, the Company had $4.0 million in outstanding letters of credit issued under the Revolving Facility.

The 2017 Term Facility consisted of the following:

	March 31, 2017
	Principal Amount	Unamortized Debt Issuance Costs	Net Carrying Value
Short term portion of the 2017 Term Facility	$9,000	$2,949	$6,051
Long term portion of the 2017 Term Facility	891,000	16,322	874,678
Total 2017 Term Facility	$900,000	$19,271	$880,729

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

Interest expense and commitment fees under the Credit Facility and the Amended Credit Facility were as follows:

	Three Months Ended March 31,
	2017	2016
		(Restated)
Commitment fees	$172	$74
Interest expense	7,372	131

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

Subsequent Event - 2017 Credit Agreement

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

First Amendment to 2017 Credit Agreement

On July 19, 2017, the Company entered into a first amendment and limited waiver to the 2017 Credit Agreement (the “First Amendment”). Pursuant to the First Amendment, the lenders and administrative agent agreed to extend the time period for delivery by the Company of its quarterly financial statements for the quarters ended March 31, 2017 and June 30, 2017 (the “2017 Quarterly Financial Statements”) and to waive the default and event of default arising from the Company’s failure to deliver the 2017 Quarterly Financial Statements within the timeframe originally required by the 2017 Credit Agreement (or, at the Company’s election, November 16, 2017, if prior to October 17, 2017 the Company pays a fee to the Lenders equal to 25 basis points on the aggregate principal amount of revolving commitments and term loans outstanding).

The First Amendment effected various other changes to the terms of the Credit Agreement, including reducing revolving credit commitments from $200.0 million to $100.0 million (with a sub-limit on usage of $50.0 million until the earliest date by which the Company has delivered the 2017 Quarterly Financial Statements, the restated financial statements for the fiscal years ended December 31, 2016 and 2015 (and the respective quarterly periods) and certain information with respect to disclosing and remedying any material weaknesses in the Company’s internal control structure related to financial reporting).

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

Subsequent Event - Convertible Senior Notes

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

Interest Expense

The following table summarizes the Company’s interest expense:

	Three Months Ended March 31,
	2017	2016
		(Restated)
Credit Facility
Amortization of debt issuance costs	$748	$22
Commitment fee	25	74
Interest on borrowings	24	131
2017 Term Facility
Amortization of debt issuance costs	616	—
Interest on borrowings	7,348	—
Revolving Facility
Amortization of debt issuance costs	154	—
Commitment fee	147	—
Convertible Senior Notes
Amortization of debt issuance costs	353	353
Interest on borrowings	431	431
Additional interest on default	288	—
Capital leases	243	229
Other	240	336
Total	$10,617	$1,576

8. Accumulated Other Comprehensive Income/(Loss)

The changes in accumulated other comprehensive (loss) during the three months ended March 31, 2017, were as follows:

	Foreign Currency Translation Adjustment	Net income (Loss) on Intra-Entity Foreign Currency Transactions	Unrealized Gains (Losses) on Available-for-Sale Securities	Total
Balance at December 31, 2016 (Restated)	$(37,311)	$(5,017)	$(22)	$(42,350)
Other comprehensive income	3,660	302	11	3,973
Tax effect	—	(109)	(3)	(112)
Total comprehensive income	3,660	193	8	3,861
Balance at March 31, 2017	$(33,651)	$(4,824)	$(14)	$(38,489)

9. Stockholders’ Equity

There were no significant changes to the Company’s authorized capital stock and preferred stock during the three months ended March 31, 2017.

Common Stock

Each holder of common stock is entitled to vote on all matters and is entitled to one vote for each share held. Dividends on common stock will be paid when, and if, declared by the Company’s Board of Directors. No dividends have ever been declared or paid by the Company.

Preferred Stock

There were no shares of preferred stock outstanding as of March 31, 2017 or December 31, 2016. The Board of Directors is authorized to issue preferred shares and has the discretion to determine the rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences of preferred stock. Please see the subsequent event below regarding shares of preferred stock in 2018.

Registration Rights

There were no significant changes to the Company’s registration rights during the three months ended March 31, 2017.

Stock Plans

There were no significant changes to the Company’s Stock Plans during the three months ended March 31, 2017, at which point there were 2.2 million shares available for grant or award under the Company’s 2015 Equity Incentive Plan (the “2015 Plan”).

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Stock-Based Compensation

The following table summarizes stock-based compensation expense related to all of the Company’s stock awards included in operating expense categories, as follows:

	Three Months Ended March 31,
	2017	2016
		(Restated)
Cost of revenues	$1,737	$1,554
Research and development	2,028	1,779
Selling, general and administrative	4,347	4,457
Total stock-based compensation expense	$8,112	$7,790

The following table summarizes information about stock-based compensation:

	Three Months Ended March 31,
	2017	2016
		(Restated)
Stock options	$1,453	$1,759
Restricted stock awards	6,395	5,777
Employee Stock Purchase Plan	264	254
Total stock-based compensation before taxes	$8,112	$7,790
Tax benefit	$1,207	$2,708

The total stock-based compensation cost related to unvested equity awards as of March 31, 2017 was approximately $78 million. The expense is expected to be recognized over a weighted-average period of approximately 2.4 years.

As part of the work force reduction driven by corporate restructuring initiated in 2016, the Company terminated certain employees in 2017 and accelerated the vesting of certain unvested restricted stock awards and stock options for these employees. The Company accounted for the acceleration of these awards as a result of the restructuring termination as a Type III modification under ASC Topic 718 and the related expense recorded was insignificant for the three months ended March 31, 2017.

Replacement Awards

On January 19, 2017, certain equity awards granted under the Intralinks 2010 Equity Incentive Plan and the Intralinks 2007 Stock Option and Grant Plan (together, the “Intralinks Plans”) were assumed by the Company’s 2015 Plan. The assumed awards are subject to the vesting and service conditions of the 2015 Plan. Subsequently, these were accelerated as part of the Intralinks Transaction. Please see Note 4 - Acquisitions and Divestitures for more information on the transaction.

Among the equity awards assumed were restricted stock units subject to market-based performance targets in order for them to vest. Vesting is subject to continued service requirements through the vesting date. The grant date fair value for such unvested restricted stock units was estimated using a Monte Carlo simulation that incorporates option-pricing inputs covering the period from the grant date through the end of the performance period. Stock-based compensation expense for such unvested restricted stock units is recognized on a straight-line basis over the vesting period, regardless of whether the market condition is satisfied. All of these awards were canceled in the second and third quarter of 2017 pursuant to termination of related employees.

Stock Options

There were no significant changes to the Company’s Stock Option Plans during the three months ended March 31, 2017.

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

The Company uses the Black-Scholes option pricing model for determining the estimated fair value for stock options. The weighted-average assumptions used in the Black-Scholes option pricing model are as follows:

	Three Months Ended March 31,
	2017	2016
		(Restated)
Expected stock price volatility	42.8%	45.7%
Risk-free interest rate	1.7%	1.1%
Expected life of options (in years)	4.00	4.00
Expected dividend yield	0.0%	0.0%
Weighted-average fair value (grant date) of the options	$9.28	$9.81

The following table summarizes information about stock options outstanding:

Options	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2016 (Restated)	2,306	$32.43
Options Granted	596	26.48
Options Exercised	(101)	23.76
Options Cancelled	(116)	34.81
Outstanding at March 31, 2017	2,685	$31.33	3.67	$417
Vested and expected to vest at March 31, 2017	2,586	$31.28	3.64	$417
Vested and exercisable at March 31, 2017	1,119	$31.50	3.04	$382

The below table summarizes additional information related to the Company’s awards:

	Three Months Ended March 31,
	2017	2016
		(Restated)
Total intrinsic value for stock options exercised	$997	$1,859

Awards of Restricted Stock and Performance Stock

There were no significant changes to the Company’s restricted stock award (“Restricted Stock”) and performance stock plan during the three months ended March 31, 2017.

A summary of the Company’s non-vested restricted stock at March 31, 2017, and changes during the three months ended March 31, 2017, is presented below:

Non-Vested Restricted Stock	Number of Awards	Weighted- Average Grant Date Fair Value
Non-vested at December 31, 2016 (Restated)	1,645	$36.27
Granted	1,363	26.97
Vested	(389)	32.73
Forfeited	(69)	33.48
Non-vested at March 31, 2017	2,550	$31.02

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Restricted stock awards are granted subject to other service conditions or service and performance conditions (“Performance-Based Awards”). Restricted stock and performance-based awards are measured at the closing stock price at the date of grant and are recognized straight line over the requisite service period. During the first quarter of 2017, the Company issued 43,413 shares of restricted stock related to the 2016 performance share objectives. Of the 2,550,481 non-vested restricted awards and units outstanding under the 2015 Plan as of March 31, 2017, 440,926 awards represents the forecasted number of awards whereby vesting is contingent on meeting certain performance conditions based on Revenue and EBITDA for the Company with an average grant date price of $31.79.

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

Share Repurchase Program

On February 4, 2016, the Company announced that our Board of Directors approved a share repurchase program under which we may repurchase up to $100.0 million of our outstanding common stock for 12 to 18 months following the announcement. In 2016, the Company repurchased approximately 1.3 million shares of the Company’s common stock under this program for an aggregate repurchase price of $40.0 million. There were no repurchases during the three months ended March 31, 2017.

Subsequent Event - Share Purchase Agreement

As of October 16, 2017, investment funds affiliated with Siris owned 5,994,667 shares (the “Existing Siris Shares”) of Synchronoss’ common stock, par value $0.0001 per share (the “Common Stock”) as of such date.

On October 17, 2017, the Company announced the entry into definitive agreements for the sale of Intralinks and the right to purchase a newly created series of preferred stock of Synchronoss to affiliates of Siris.

Subject to the terms and conditions set forth in the Share Purchase Agreement, dated as of October 17, 2017 (the “Share Purchase Agreement”), among Synchronoss, Intralinks and Impala, Impala agreed to complete the Intralinks Transaction. Please see Note 4 - Acquisitions and Divestitures for more information on the transaction.

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

As of November 14, 2017, investment funds affiliated with Siris owned 5,994,667 shares of the Company’s common stock as of such date.

In addition, subject to the terms and conditions set forth in the PIPE Purchase Agreement, between Synchronoss and Silver, Synchronoss agreed to issue an option to sell to Silver 185,000 shares of Series A Preferred Stock in the Preferred Transaction.  Prior to or contemporaneously with the consummation of the Preferred Transaction, Synchronoss agreed to file the Series A Certificate and enter into the Investor Rights Agreement with Silver setting forth certain registration, governance and preemptive rights of Silver with respect to Synchronoss discussed below.

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Subsequent Event - Stock Plans

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

Subsequent Event - Shares of Preferred Stock

In accordance with the terms of the PIPE Purchase Agreement, with Silver, on February 15, 2018, the Company exercised its option to complete the Preferred Transaction. In connection with the issuance of the Series A Preferred Stock, the Company (i) filed the Series A Certificate and (ii) entered into the Investor Rights Agreement. Pursuant to the PIPE Purchase Agreement, at the closing, the Company paid to Siris $5.0 million as a reimbursement of Silver’s reasonable costs and expenses incurred in connection with the Preferred Transaction.

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

Subsequent Events - Common Stock

On November 15, 2017, the Company received a letter from the Staff of the Nasdaq notifying the Company that since it remains delinquent in filing its Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2017, June 30, 2017 and September 30, 2017, it has not regained compliance with the Rule, which requires timely filing of periodic reports with the Securities and Exchange Commission (the “SEC”). Previously, Nasdaq granted the Company an extension until November 13, 2017 to file all delinquent periodic reports. As described in the letter, as a result of the continued delinquency, the Company’s common stock is subject to delisting unless the Company timely requests a hearing before a Nasdaq Hearings Panel (the “Panel”).

On December 6, 2017, the Company received a letter from the Hearings Department of the Nasdaq granting the Company’s request to extend the stay of suspension pending a hearing before the Panel, in late January 2018, and issuance of a final Panel decision.

On February 6, 2018, the Company received a notification letter from a Hearings Advisor from the Nasdaq Office of General Counsel informing the Company that the Nasdaq Hearings Panel (the “Panel”) granted the Company’s request for an extension until May 10, 2018 to become current with its filings with the SEC. Additionally, the extension was subject to the Company providing the Panel with periodic updates regarding its ongoing restatement of its financial statements and providing the Panel with an update issued to investors on or before March 31, 2018. The Panel granted the Company the maximum possible extension until the expiration of the Panel’s discretion to allow continued listing while the Company remained out of compliance with

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Nasdaq’s continued listing requirements. To comply with the Nasdaq extension requirements, the Company issued an update to investors on March 28, 2018.

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

10. Restructuring

In March 2016 and December 2016, the Company initiated a work-force reduction as part of a corporate restructuring, with reductions occurring across all levels and departments within the Company, primarily in an effort to reduce costs subsequent to an acquisition or divestiture. These measures were intended to reduce costs and to align the Company’s resources with its key

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

strategic priorities. The Company authorized additional work force reduction initiatives throughout 2017. As of March 31, 2017, there were $2.6 million of accrued restructuring charges on the Condensed Consolidated Balance Sheets.

A summary of the Company’s restructuring accrual at March 31, 2017 and changes during the three months ended March 31, 2017, are presented below:

	Balance at December 31, 2016 (Restated)	Charges	Payments	Other Adjustments[1]	Balance at March 31, 2017
Employment termination costs	$1,181	$2,998	$(1,650)	$4	$2,533
Facilities consolidation	40	—	(4)	—	36
Total	$1,221	$2,998	$(1,654)	$4	$2,569

[1]	Includes non-cash adjustments.

11. Income Taxes

The Company recognized approximately $8.7 million and $15.5 million in related income tax benefit during the three months ended March 31, 2017 and 2016, respectively. The effective tax rate was approximately 16.1% for the three months ended March 31, 2017 which was lower than our U.S. federal statutory rate primarily due to the impact of losses in foreign jurisdictions which have lower tax rates than the U.S. Our effective tax rate was approximately 33.3% for the three months ended March 31, 2016, which was slightly lower than our U.S. federal statutory rate primarily due to the impact of losses in foreign jurisdictions which have lower tax rates than the U.S. We review the expected annual effective income tax rate and make changes on a quarterly basis as necessary based on certain factors such as changes in forecasted annual operating income, changes to the actual and forecasted permanent book-to-tax differences, and changes resulting from the impact of tax law changes.

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

12. Earnings per Common Share

The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net income attributable to common stockholders per common share from continued and discontinued operations.

	Three Months Ended March 31,
	2017	2016
		(Restated)
Numerator - Basic:
Net loss from continuing operations	$(45,452)	$(31,150)
Net loss attributable to redeemable noncontrolling interests	(2,889)	(3,007)
Net loss from continuing operations attributable to Synchronoss	(42,563)	(28,143)

Income from discontinued operations, net of taxes	(16,134)	(1,186)
Net loss attributable to Synchronoss	$(58,697)	$(29,329)

Numerator - Diluted:
Net loss from continuing operations attributable to Synchronoss	$(42,563)	$(28,143)
Income effect for interest on convertible debt, net of tax	—	—
Net loss from continuing operations adjusted for the convertible debt	(42,563)	(28,143)

Income from discontinued operations, net of taxes	(16,134)	(1,186)
Net loss attributable to Synchronoss	$(58,697)	$(29,329)

Denominator:
Weighted average common shares outstanding — basic	44,212	43,423
Dilutive effect of:
Shares from assumed conversion of convertible debt [1]	—	—
Options and unvested restricted shares	—	—
Weighted average common shares outstanding — diluted	44,212	43,423

Basic EPS
Continuing operations	$(0.96)	$(0.65)
Discontinued operations	(0.37)	(0.03)
	$(1.33)	$(0.68)
Diluted EPS
Continuing operations	$(0.96)	$(0.65)
Discontinued operations	(0.37)	(0.03)
	$(1.33)	$(0.68)

Anti-dilutive stock options excluded:	1,698	1,917
Non-vested shares of restricted stock awards and restricted stock units excluded	2,550	1,607

[1]
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

13. Commitments, Contingencies and Other

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

Guarantee

As part of its divestiture of its activation exception handling business in 2016, the Company provided a guarantee to Goldman for $30 million of the $40 million in senior debt extended by Goldman to STIH which is referenced as the Third Party Note in Note 6 - Investments in Affiliates and Related Transactions. At March 31, 2017, STIH missed its minimum earnings before interest, tax, depreciation and amortization (“EBITDA”) target under the Goldman loan. As of March 31, 2017, the Company had $6.2 million in obligations to guarantee the debt outstanding to Goldman.

Legal Matters

On October 7, 2014, the Company filed an amended complaint in the United States District Court for the District of New Jersey (Civ Act. No. 3:14-cv-06220) against F-Secure Corporation and F-Secure, Inc. (collectively, “F-Secure”), claiming that F-Secure has infringed, and continues to infringe, several of the Company’s patents.  In February 2015, the Company entered into a patent license and settlement agreement with F-Secure Corporation and F-Secure, Inc. whereby the Company granted each of these companies (but not their subsidiaries or affiliates) a limited license to our patents. As a result of entering into the patent license and settlement agreement, the parties filed a joint stipulation to dismiss the above complaint.

Subsequent Event - Legal Matters

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

Subsequent Event - Guarantee

As a result, of STIH’s covenant violation, in June 2017, the Company distributed approximately $6.2 million to Goldman as previously defined, the Distribution Note. The remaining amounts guaranteed under the arrangement were released upon assignment of certain customer contracts. Under the terms of the PIK note with STIH, distributed amounts made by the Company to Goldman are added to the amounts outstanding under the PIK note. As of June 30, 2017, the Company has no further obligations to guarantee the debt outstanding to Goldman.

14. Subsequent Events Review

For further information about the Company’s significant events subsequent to the period ended March 31, 2017, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Acquisitions and Divestitures

See Note 4 - Acquisitions and Divestitures sub-section, “Subsequent Events - Divestiture of Intralinks”, for a description of subsequent events regarding the Intralinks divestiture during 2017.

Debt

See Note 7 - Debt for a description of the first amendment to the 2017 Credit Agreement, which became effective July 19, 2017 and the repayment of all outstanding obligations under the 2017 Credit Agreement on November 14, 2017.

Nasdaq Compliance and Common Stock

On May 16, 2017, the Company received notice (the “Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”) indicating that the Company was not in compliance with Nasdaq Listing Rule 5250(c)(1) because the Company had not yet filed its Quarterly Report on Form 10-Q for the period ended March 31, 2017 (the “Form 10-Q”). The Notice indicated that the Company had until July 17, 2017 to submit a plan to regain compliance with Nasdaq’s continued listing requirements. On July 17, 2017, the Company timely submitted its plan to Nasdaq detailing how the Company plans to regain compliance with Nasdaq’s continued listing requirements (the “Compliance Plan”). Nasdaq accepted the Compliance Plan and

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

granted the Company an extension of up to 180 calendar days from the Form 10-Q’s due date, or until November 6, 2017, to regain compliance.

On July 26, 2017, the Nasdaq granted the Company an exception from its continued listing requirements until November 13, 2017 to file all delinquent periodic reports, including its delinquent Quarterly Report on Form 10-Q for the period ended March 31, 2017. In connection with its delinquency in filing its Quarterly Report on Form 10-Q for the period ended June 30, 2017, Nasdaq has requested an update to the Company’s original plan to regain compliance with Nasdaq’s continued listing requirements.

On August 16, 2017, the Company received notice from the Nasdaq indicating that the Company was not in compliance with the Rule because the Company has not yet filed its Quarterly Report on Form 10-Q for the period ended June 30, 2017.

On November 15, 2017, the Company received a letter from the Staff of the Nasdaq notifying the Company that since it remains delinquent in filing its Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2017, June 30, 2017 and September 30, 2017, it has not regained compliance with the Rule, which requires timely filing of periodic reports with the Securities and Exchange Commission (the “SEC”). Previously, Nasdaq granted the Company an extension until November 13, 2017 to file all delinquent periodic reports. As described in the letter, as a result of the continued delinquency, the Company’s common stock is subject to delisting unless the Company timely requests a hearing before a Nasdaq Hearings Panel (the “Panel”).

On December 6, 2017, the Company received a letter from the Hearings Department of the Nasdaq granting the Company’s request to extend the stay of suspension pending a hearing before the Panel, in late January 2018, and issuance of a final Panel decision.

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

Guarantee

See Note 13 - Commitments and Contingencies and Other and Note 6 - Investments in Affiliates and Related Transactions for a description of the missed STIH minimum EBITDA target under the Goldman loan and the resulting STIH covenant violation.

Share Purchase Agreement

See Note 9 - Stockholder’s Equity sub-section “Subsequent Event - Share Purchase Agreement” for a description of subsequent events regarding the Share Purchase Agreement that resulted in the Intralinks divestiture during 2017.

Shares of Preferred Stock

See Note 9 - Stockholder’s Equity sub-section “Subsequent Events - Shares of Preferred Stock” for a description of the terms of the PIPE Purchase Agreement with Silver on February 15, 2018, in which the Company issued Series A Preferred Stock.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. The discussions give effect to the restatement adjustments made to the previously reported Consolidated Financial Statements for the years ended December 31, 2016 and December 31, 2015. For additional information and a detailed discussion of the restatement, see “Note 3 - Restatement of Previously Issued Consolidated Financial Statements” of the Notes to Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q. The following discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and the related notes included in Item 1 “Financial Information” of this Form 10-Q.

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

Restatement of Previously Issued Consolidated Financial Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations have been updated to reflect the effects of the restatement described in Note 3 - Restatement of Previously Issued Consolidated Financial Statements of the Notes to Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q.

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

The analysis performed by management throughout this section is depicted on a continuing operations basis. Variances due to discontinued operations are excluded from the discussion. The Company has shown the operations of Intralinks and our BPO business, as discussed in further detail below, within discontinued operations.

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

Our top five customers accounted for 76% of net revenues for the three months ended March 31, 2017. Contracts with these customers typically run for three to five years. Of these customers, Verizon accounted for more than 10% of our revenues in 2017. The loss of Verizon as a customer would have a material negative impact on our company. However, we believe that Verizon would encounter substantial costs in replacing Synchronoss’ solution.

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

For further details, see Note 4 - Acquisitions and Divestitures of the Notes to Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q.

Other Recent Acquisitions and Investments

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

On December 29, 2016, we completed the divestiture of our Mirapoint business to an unrelated third party and recorded a gain of $1.4 million on the sale.

On December 16, 2016, we divested of a portion of our carrier activation business (“BPO”) to a newly formed entity named STIN with a total value of $140.8 million. In accordance with the arrangement we retained a 30% interest in STIN; the remaining 70% interest in STIN is owned by STIH, an unrelated third party formerly named Omniglobe. STIH financed the purchase of STIN with cash of $27.3 million (including $10.0 million attributable to a license), a new term loan, and a related party subordinated seller’s note receivable in the amount of $69.8 million issued by the Company, which is secured by STIH’s interest in STIN. The related party note receivable earns paid-in-kind (“PIK”) interest at a rate equal to LIBOR plus 1100 basis points per annum and matures on June 16, 2022. The operations of BPO were presented as discontinued operations in 2017.

For further details, see Note 4 - Acquisitions and Divestitures of the Notes to Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q.

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

Business from our traditional Synchronoss Messaging business (Email) has been driven by a resurgence in the need for white label secure messaging platforms that favor the MNO’s business objectives and are not beholden to the objectives of a sponsoring OTT platform. Messaging drives higher subscriber engagement than any other application in the market today and holds the potential to stimulate new revenue from traditional services and third party brands.  OTT global success has driven MNO’S to look at opportunities to preempt and compete with the OTT’S which has potential opportunity for Synchronoss. Future growth will be driven by the need of TMT companies including (and especially) MNO’s to embrace Messaging as a Platform (“MaaP”) to converse with subscribers in an efficient, automated way (streamlining the costs and increasing the effectiveness of self-care, as well as the yield of cross sell upsell of service plans, devices, bundles, etc.). The Synchronoss Advanced Messaging Platform provides state of the art RCS-driven features including the ability to support advanced Peer to Peer communications and introduce new revenue streams driven by commerce and advertising via Application to Person capabilities.

Companies in the TMT market all face the dilemma of attempting to pivot their businesses to digital execution in order to create experiences that meet the expectations of their subscribers, generate new revenues and streamline costs creating healthier margins at a faster time to market than they have ever operated before. Their challenges feature the lack of skill set to conceptualize and run day to day digital operations and the lack of resources to integrate their legacy back end systems to enact digital experiences that achieve their business objectives. The growth of Synchronoss Digital Platforms will be driven from the ability to assuage TMT companies’ desire to obtain digital growth as quickly as possible while educating themselves on the ability to operate a digital business with growing efficiency. Our Platform as a Service (PaaS) model provides a desirable alternative to heavy CAPEX spending options often tried internally. And the ability for our platforms to create low/no code, new customer digital journeys, virtually on the fly, give TMT Companies the ability to operate new experiences and businesses without investing heavily in development resources.

Synchronoss Advanced Messaging, Cloud and Digital Platforms are poised to bring Internet of Things initiatives to life across MNO and TMT companies creating new use cases that will help stimulate the commercial growth of the robust potential of the IoT market. As new devices and sensors come on line in connected cities, Synchronoss, partnering with AT&T, has technology to unify and harness data from legacy systems, provide analytic insights that fuel automated communications, via our Advanced Messaging Platform between sensors, devices and people and create a common storage reservoir with our secure cloud.  There is opportunity in many areas of the IoT ecosystem for Synchronoss to support utilizing our Activation, Cloud and Analytics tools.

To support our growth, which will be driven by these favorable industry trends mentioned above and we will leverage modular components from our existing software platforms to build new products. We believe that these opportunities will continue to provide future benefits and position us for future revenue growth. We are also making investments in new research and development of new products designed to enable us to grow rapidly in the mobile wireless market. Our purchase of capital assets and equipment may also increase based on aggressive deployment, subscriber growth and promotional offers for free or bundled storage by our major Tier 1 carrier customers.

We continue to expand our platforms into the converging TMT, MNO, Digital and IoT space to enable connected devices to do more things across multiple networks, brands and communities. Our initiatives with AT&T, Verizon, Sprint, British Telecom, Softbank and other CSPs continue to grow both with regard to our current businesses as well as our new product offerings. We are also exploring additional opportunities through merger and acquisition activities to support our customer, product and geographic diversification strategies.

Results of operations for the three months ended March 31, 2017 compared to the three months ended March 31, 2016

The following table presents an overview of our results of operations for the three months ended March 31, 2017 and 2016 (in thousands):

	Three months ended March 31,
	2017	2016	$ Change
		(Restated)
Net revenues	$86,097	$78,246	$7,851
Cost of revenues*	46,055	46,151	(96)
Research and development	25,489	25,827	(338)
Selling, general and administrative	38,815	25,914	12,901
Net change in contingent consideration obligation	—	5	(5)
Restructuring charges	2,998	2,910	88
Depreciation and amortization	24,087	22,782	1,305
Total costs and expenses	137,444	123,589	13,855
Loss from continuing operations	$(51,347)	$(45,343)	$(6,004)

*	Cost of revenues excludes depreciation and amortization which is shown separately.

Net revenues increased $7.9 million to $86.1 million for the three months ended March 31, 2017, compared to the same period in 2016 primarily due to an $11.7 million increase in Cloud revenue primarily attributable to the deferral in the first quarter of 2016 of revenue to future periods until the delivery of services was completed for revenue recognition, offset partially by  a strategic decision to focus on tier 1 customer opportunities, a reduction in professional fees and the termination of a contract with an international carrier; a $4.6 million increase in Messaging revenue from new sales in the Japanese market; this was partially offset by a $8.5 million decrease in Digital Transformation revenue resulting from the deferral in the first quarter of 2017 of revenue to future periods where the collectability was not reasonably assured, a reduction in transaction and professional services and the divestiture of the SpeechCycle business.

Cost of revenues decreased $0.1 million to 46.1 million for the three months ended March 31, 2017, compared to the same period in 2016 due cost cutting initiatives which reduced customer related hosting fees and telecommunications costs by $4.3 million. This was primarily offset by a $2.4 million increase in outside consulting costs and a $1.7 million increase in hardware and software maintenance costs.

Research and development expense decreased $0.3 million to $25.5 million for the three months ended March 31, 2017, compared to the same period in 2016 primarily due to decreased outside consulting costs in the current year related to the 2016 launch of our Enterprise solution. This was partially offset by a full quarter of expenses incurred from Openwave operations, which was primarily attributable to $1.1 million of personnel related costs.

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

Equity method investment earnings were $0.7 million for the three months ended March 31, 2017, compared to nil for the same period in 2016. The earnings in 2017 related to our investment in STIN.

Income tax benefit of approximately $8.7 million and $15.5 million were recognized for the three months ended March 31, 2017 and 2016, respectively. Our effective tax rate was approximately 16.1% for the three months ended March 31, 2017, which was lower than our U.S. federal statutory rate primarily due to the impact of losses in foreign jurisdictions which have lower tax rates than the U.S.

Our effective tax rate was approximately 33.3% for the three months ended March 31, 2016, which was slightly lower than our U.S. federal statutory rate primarily due to the impact of losses in foreign jurisdictions which have lower tax rates than the U.S. We review the expected annual effective income tax rate and make changes on a quarterly basis as necessary based on certain factors such as changes in forecasted annual operating income, changes to the actual and forecasted permanent book-to-tax differences, and changes resulting from the impact of tax law changes.

Liquidity and Capital Resources

As of March 31, 2017, our principal sources of liquidity have been cash provided by operations and proceeds from divestitures. Our cash, cash equivalents, marketable securities and restricted cash balance was $252.4 million at March 31, 2017. We anticipate that our principal uses of cash in the future will be to fund the expansion of our business through both organic growth and acquisition activities and the expansion of our customer base. Uses of cash will also include facility and technology expansion, significant integration and restructuring activities, capital expenditures, and working capital.

At March 31, 2017, our non-U.S. subsidiaries held approximately $40.1 million of cash and cash equivalents that are available for use by all of our operations around the world. At this time, we believe the funds held by all non-U.S. subsidiaries will be permanently reinvested outside of the U.S. However, if these funds were repatriated to the U.S. or used for U.S. operations, certain amounts could be subject to U.S. tax for the incremental amount in excess of the foreign tax paid. Due to the timing and circumstances of repatriation of these earnings, if any, it is not practical to determine the unrecognized deferred tax liability related to the amount.

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

2017 Credit Agreement

On January 19, 2017, we completed the acquisition of Intralinks. In connection with the acquisition, we entered into the 2017 Credit Agreement which is comprised of the 2017 Term Facility with a maturity date of January 19, 2024 (the “2017 Term Facility”) and the Revolving Facility with a maturity date of January 19, 2022 (the “Revolving Facility”), (together, the “2017 Credit Agreement”). Obligations under the 2017 Credit Agreement were guaranteed by certain of our subsidiaries and secured by substantially all of the Company’s and its subsidiaries’ assets.

The 2017 Term Facility amortized at 1% per annum in equal quarterly installments with the balance payable on the maturity date. The proceeds of the 2017 Term Facility were used to finance a portion of the cash consideration in the offer and the merger to purchase all of the outstanding shares of Intralinks common stock, to refinance certain of our existing indebtedness, including the Amended Credit Agreement (the “Amended Credit Agreement”) with Wells Fargo Bank, National Association, as administrative agent (the “Administrative Agent”) and the several lenders party thereto dated July 7, 2016, the indebtedness of Intralinks (or our subsidiaries) and to pay related fees and expenses. The Revolving Facility included borrowing capacity available for letters of credit and for borrowings on same-day notice under swingline loans and borrowing thereunder could be used for working capital needs and other general corporate purposes.

The 2017 Term Facility bears interest at a rate equal to, at our option, the adjusted LIBOR rate for an applicable interest period or an alternate base rate, in each case, plus an applicable margin of 2.75% or 1.75%, respectively. The Revolving Facility initially bears interest at a rate equal to, at our option, the adjusted LIBOR rate or an alternate base rate, in each case, plus an applicable margin of 2.50% or 1.50%, respectively, subject to step-downs based on our ratio of first lien secured debt to adjusted earnings before interest, tax, depreciation and amortization (“EBITDA”), as defined in the 2017 Credit Agreement. We pay a commitment fee in the range of 0.25% to 0.375% on the unused balance of the Revolving Facility. Interest is payable quarterly under the 2017 Credit Agreement.

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

Amended Credit Facility

On July 7, 2016, we entered into an Amended Credit Facility, with the Administrative Agent and several lenders party thereto, which was permitted to be used for general corporate purposes was a $250 million unsecured revolving line of credit that was set to mature on July 7, 2021 (“Amended Credit Facility”), subject to terms and conditions set forth therein. We paid a commitment fee in the range of 15 to 30 basis points on the unused balance of the revolving credit facility under the Amended Credit Facility. We had the right to request an increase in the aggregate principal amount of the Amended Credit Facility up to $350 million. Interest on the borrowings ranged from 1.94% to 2.03%.

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

Convertible Senior Notes

On August 12, 2014, we issued the 2019 Notes. The 2019 Notes mature on August 15, 2019, and bear interest at a rate of 0.75% per annum payable semi-annually in arrears on February 15 and August 15 of each year. We accounted for the $230.0 million face value of the debt as a liability and capitalized approximately $7.1 million of financing fees, related to the issuance. At March 31, 2017, the carrying amount of the liability was $226.6 million and the outstanding principal of the 2019 Notes was $230.0 million, with an effective interest rate of approximately 1.38%. For further details, see Note 7 - Debt of the Notes to Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q.

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

Subsequent Events

Subsequent to March 31, 2017, the Company amended its 2017 Credit agreement and ultimately paid all outstanding amounts in full. Additionally, the Company received notice from Nasdaq with regards to noncompliance and issued certain equity instruments in 2017 and in the first quarter of 2018. Such transactions are described in detail in Note 7 - Debt, Note 9 - Stockholder’s Equity and in Note 14 - Subsequent Events Review, respectively.

Discussion of Cash Flows

A summary of net cash flows follows (in thousands):

	Three Months Ended March 31,
	2017	2016
		(Restated)
Net cash provided by (used in):
Operating activities	$(12,599)	$23,358
Investing activities	(807,267)	(93,864)
Financing activities	850,210	35,876

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

Cash flows used in operating activities for the three months ended March 31, 2017 decreased by $36.0 million in comparison to the same period in 2016 due to a $4.8 million decrease in cash earnings primarily driven lower revenues and higher interest expense, and a $31.2 million decrease in cash provided by changes in working capital.

Cash flows used investing activities for the three months ended March 31, 2017 increased by $713.4 million in comparison to the same period in 2016 primarily due to the purchase of Intralinks in 2017.

Cash flows from financing activities for the three months ended March 31, 2017 increased by $814.3 million in comparison to the same period in 2016 primarily due to $900.0 million in proceeds from the issuance of debt related to our purchase of Intralinks, partially offset by reduced borrowing from our revolving line of credit compared to the prior year’s quarter and repayments in the current quarter.

Effect of Inflation

Although inflation generally affects us by increasing our cost of labor and equipment, we do not believe that inflation has had any material effect on our results of operations for the three months ended March 31, 2017 and 2016.

Contractual Obligations
Our contractual obligations consist of principal and interest related to our Convertible Senior Notes and 2017 Term Facility, contingent consideration, non-cancelable capital leases, operating leases or long-term agreements for office space, automobiles, office equipment and colocation services and contractual commitments under third-party hosting, software licenses and maintenance agreements. The following table summarizes our long‑term contractual obligations as of March 31, 2017 (in thousands).

	Payments Due by Period
	Total	Remainder of 2017	2018	2019 - 2020	2021 - 2022	Thereafter
Capital lease obligations (1)	$17,097	$1,848	$2,465	$4,347	$2,563	$5,874
Convertible Senior Notes	230,000	—	—	230,000	—	—
Interest (2)	4,097	1,294	1,725	1,078	—	—
Contingent consideration obligation	2,831	2,831	—	—	—	—
Operating lease obligations (3)	92,512	7,173	9,743	19,996	17,908	37,692
Purchase obligations (4)	29,756	12,881	7,888	8,987	—	—
Other long-term liabilities (5)	4,542	—	3,466	1,076	—	—
Total	$380,835	$26,027	$25,287	$265,484	$20,471	$43,566
__________________________________________________________

(1)	Amount includes the Pennsylvania facility lease and the VCHS data center.

(2)	Represents the interest on the Convertible Senior Notes.

(3)	Amount represents the fair value of the contingent consideration obligation of our Razorsight acquisition and is based on actual achievements of financial targets and milestones as of March 31, 2017.

(4)	Amount represents obligations associated with colocation agreements and other customer delivery related purchase obligations.

(5)	Amount represents unrecognized tax positions recorded in our balance sheet. Although the timing of the settlement is uncertain, we believe this amount will be settled within 3 years.

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

There were no significant changes in our critical accounting policies and estimates discussed in our Form 10-K during the three months ended March 31, 2017.  Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2017 for a more complete discussion of our critical accounting policies and estimates.

Recently Issued Accounting Standards

For a discussion of recently issued accounting standards see Note 2 - Basis of Presentation and Consolidation included in Part I, Item 1. “Notes to Condensed Consolidated Financial Statements (unaudited)” of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2017 and December 31, 2016 that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

The primary objective of our investment activities is to preserve our capital for the purpose of funding operations, while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and short- and long-term investments in a variety of securities, which could include commercial paper, money market funds and corporate and government debt securities. Our cash, cash equivalents and marketable securities at March 31, 2017 and December 31, 2016 were invested in liquid money market accounts, certificates of deposit and government securities. All market-risk sensitive instruments were entered into for non-trading purposes.

Foreign Currency Exchange Risk

We are exposed to translation risk because certain of our foreign operations utilize the local currency as their functional currency and those financial results must be translated into U.S. dollars. As currency exchange rates fluctuate, translation of the financial statements of foreign businesses into U.S. dollars affects the comparability of financial results between years.

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

Interest Rate Risk

We are exposed to the risk of interest rate fluctuations on the interest income earned on our cash and cash equivalents. A hypothetical 100 basis point movement in interest rates applicable to our cash and cash equivalents outstanding at March 31, 2017 would increase interest income by less than $0.2 million on an annual basis.

Borrowings under our 2017 Credit Agreement, are at variable rates of interest and expose us to interest rate risk. As such, our net income is sensitive to movements in interest rates. If interest rates increase, our debt obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income would decrease. Such increases in interest rates could have a material adverse effect on our cash flow and financial condition. We do not hold any derivative instruments and do not engage in any hedging activities to mitigate interest rate risk.

Based on our outstanding borrowings at March 31, 2017, a one-percentage point change in interest rates would have affected interest expense on the debt by $9.0 million on an annualized basis.

ITEM 4.  CONTROLS AND PROCEDURES

Background

In connection with the preparation of the Company’s Form 10-Q for the first quarter of 2017 and a related internal investigation commenced by the Audit Committee, certain adjustments related to the Company’s accounting treatment for software license revenue were identified. The Company subsequently completed additional accounting review procedures and identified other adjustments.

The accounting adjustments referenced above resulted from certain material weaknesses in our internal control over financial reporting. These material weaknesses were identified after the Company’s filing of its Form 10-K for the year ended December 31, 2016. Management determined these material weaknesses and other control deficiencies were primarily the result of an ineffective control environment. As a result, the Company lacked effective control activities necessary to prepare accurate financial statements and ensure compliance with regulatory filing requirements applicable to public companies. These material weaknesses are further described in subsection “Evaluation of Disclosure Controls and Procedures” in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2017.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

For a discussion of our material pending legal proceedings that could impact our results of operations, financial condition or cash flows see Note 13 - Commitments, Contingencies and Other included in Part I, Item 1. “Notes to Condensed Consolidated Financial Statements (unaudited)” of this Quarterly Report on Form 10-Q.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of the Registrant, incorporated by reference to Registrant’s Registration Statement on Form S‑1 (Commission File No. 333‑132080).
3.2	Amended and Restated Bylaws of the Registrant, incorporated by reference to Registrant’s Registration Statement on Form S‑1 (Commission File No. 333‑132080).
4.1	Reference is made to Exhibits 3.1 and 3.2.
4.2	Form of Common Stock Certificate, incorporated by reference to Registrant’s Registration Statement on Form S-1 (Commission File No. 333-132080).
4.3	Form of Indenture for Convertible Senior Notes, incorporated by reference to Registrant’s Registration Statement on Form S-3 (Commission File No. 333-197871).
10.1†
Employment Agreement dated as of January 1, 2017 between the Registrant and Stephen G. Waldis, incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017.

10.2†	Tier One Executive Employment Plan effective March 24, 2017, incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a‑14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes‑Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Rule 13a‑14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes‑Oxley Act of 2002
32.1**	Certification of Principal Executive Officer pursuant to Rule 13a‑14(b) of the Exchange Act and section 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes‑Oxley Act of 2002
32.2**	Certification of Principal Financial Officer pursuant to Rule 13a‑14(b) of the Exchange Act and section 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes‑Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Labels Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
__________________________________________________________

†	Compensation Arrangement.

**
This certification is being furnished solely to accompany this Quarterly Report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Synchronoss Technologies, Inc.

/s/ Glenn Lurie
Glenn Lurie
Chief Executive Officer
(Principal Executive Officer)

/s/ Lawrence R. Irving
Lawrence R. Irving
Chief Financial Officer & Treasurer

July 6, 2018