Form 10-Q
period 2017-06-30
SYNCHRONOSS TECHNOLOGIES INC
filed 2018-07-09
CIK 1131554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

SYNCHRONOSS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands)

	June 30, 2017	December 31, 2016
		(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$216,558	$169,801
Restricted cash**	6,580	41,632
Marketable securities	7,165	12,506
Accounts receivable, net of allowances of $2,491 and $1,761 at June 30, 2017 and December 31, 2016, respectively	107,270	107,474
Prepaid and other current assets	53,088	38,277
Assets held for sale, current*	57,106	—
Total current assets	447,767	369,690
Marketable securities	1,193	2,974
Property and equipment, net	136,640	158,205
Goodwill	231,941	224,651
Intangible assets, net	145,876	162,968
Deferred tax assets	36,888	13,286
Other assets	9,098	8,658
Note receivable from related party	82,099	70,269
Equity method investment	44,023	43,650
Assets held for sale, non-current*	901,892	—
Total assets	$2,037,417	$1,054,351

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	8,995	17,057
Accrued expenses	61,129	76,882
Deferred revenues	97,339	57,430
Contingent consideration obligation	2,831	2,833
Short-term debt	877,043	29,000
Liabilities held for sale, current*	73,208	—
Total current liabilities	1,120,545	183,202
Lease financing obligation	11,871	12,450
Convertible debt, net of debt issuance costs	226,998	226,291
Deferred tax liabilities	16,601	3,508
Deferred revenues	41,429	65,630
Other liabilities	8,871	8,193
Liabilities held for sale, non-current*	111,858	—
Commitments and contingencies (Note 13)
Redeemable noncontrolling interest	25,280	25,280
Stockholders’ equity:
Common stock, $0.0001 par value; 100,000 shares authorized, 51,201 and 50,388 shares issued; 46,142 and 45,292 outstanding at June 30, 2017 and December 31, 2016, respectively	5	5
Treasury stock, at cost (5,059 and 5,096 shares at June 30, 2017 and December 31, 2016, respectively)	$(105,584)	$(106,631)
Additional paid-in capital	588,637	571,153
Accumulated other comprehensive loss	(28,255)	(42,350)
Retained earnings	19,161	107,620
Total stockholders’ equity	473,964	529,797
Total liabilities and stockholders’ equity	$2,037,417	$1,054,351
* See Note 4 -Acquisitions and Divestitures for transactions classified as held for sale.
** See Note 6 -Investments in Affiliates and Related Transactions for related party transactions reflected in this account

See accompanying notes to condensed consolidated financial statements.

SYNCHRONOSS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
		(Restated)		(Restated)
Net revenues	$118,990	$121,101	$205,087	$199,347
Costs and expenses:
Cost of revenues**	47,755	48,180	93,810	94,331
Research and development	20,819	28,047	46,308	53,874
Selling, general and administrative	29,353	29,880	68,168	55,794
Net change in contingent consideration obligation	—	3,110	—	3,115
Restructuring charges	6,405	1,139	9,403	4,049
Depreciation and amortization	23,552	24,093	47,639	46,875
Total costs and expenses	127,884	134,449	265,328	258,038
Loss from continuing operations	(8,894)	(13,348)	(60,241)	(58,691)
Interest income	3,026	591	5,883	1,221
Interest expense	(11,844)	(1,834)	(22,461)	(3,410)
Other (expense) income, net	(1,556)	668	2,630	287
Equity method investment income	233	—	981	—
Loss from continuing operations, before taxes	(19,035)	(13,923)	(73,208)	(60,593)
(Provision) benefit for income taxes	(3,573)	(370)	5,148	15,150
Net loss from continuing operations	(22,608)	(14,293)	(68,060)	(45,443)
Net (loss) income from discontinued operations, net of tax*	(6,775)	18,985	(22,909)	17,799
Net (loss) income	(29,383)	4,692	(90,969)	(27,644)
Net loss attributable to redeemable noncontrolling interests	(2,815)	(3,140)	(5,704)	(6,147)
Net (loss) income attributable to Synchronoss	$(26,568)	$7,832	$(85,265)	$(21,497)

Basic:
Continuing operations	$(0.44)	$(0.26)	$(1.40)	$(0.90)
Discontinued operations*	(0.16)	0.44	(0.52)	0.41
	$(0.60)	$0.18	$(1.92)	$(0.49)
Diluted:
Continuing operations	$(0.44)	$(0.26)	$(1.40)	$(0.90)
Discontinued operations*	(0.16)	0.44	(0.52)	0.41
	$(0.60)	$0.18	$(1.92)	$(0.49)
Weighted-average common shares outstanding:
Basic	44,618	43,450	44,416	43,430
Diluted	44,618	43,450	44,416	43,430

* See Note 4 -Acquisitions and Divestitures for transactions classified as held for sale.
**Cost of revenues excludes depreciation and amortization which is shown separately.

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited) (In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
		(Restated)		(Restated)
Net (loss) income	$(29,383)	$4,692	$(90,969)	$(27,644)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	9,064	(6,115)	12,724	3,348
Unrealized gain (loss) on available for sale securities	10	(22)	18	(2)
Net income on intra-entity foreign currency transactions	1,160	624	1,353	362
Total other comprehensive income (loss), net of tax	10,234	(5,513)	14,095	3,708
Comprehensive loss	(19,149)	(821)	(76,874)	(23,936)
Comprehensive loss attributable to redeemable noncontrolling interests	(2,815)	(3,140)	(5,704)	(6,147)
Comprehensive (loss) income attributable to Synchronoss	$(16,334)	$2,319	$(71,170)	$(17,789)

SYNCHRONOSS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Six Months Ended June 30,
	2017	2016
		(Restated)
Operating activities:
Net loss continuing operations	$(68,060)	$(45,443)
Net (loss) income from discontinued operations*	(22,909)	17,799

Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization expense	47,639	46,875
Amortization of debt issuance costs	3,147	750
Accrued PIK interest	(5,643)	—
Earnings from Equity method investments	(981)	—
(Gain) loss on disposals	(4,947)	68
Discontinued operations non-cash and working capital adjustments*	59,278	924
Amortization of bond premium	177	754
Deferred income taxes	(13,304)	(6,367)
Non-cash interest on leased facility	533	458
Stock-based compensation	10,749	15,478
Contingent consideration obligation	(2)	3,115
Changes in operating assets and liabilities:
Accounts receivable, net of allowance for doubtful accounts	623	(26,313)
Prepaid expenses and other current assets	(14,869)	24,853
Other assets	2,353	2,599
Accounts payable	(9,847)	51
Accrued Expenses	(18,746)	(10,762)
Other liabilities	(31)	(28,954)
Deferred revenues	14,539	57,171
Net cash (used in) provided by operating activities	(20,301)	53,056

Investing activities:
Purchases of fixed assets	(5,235)	(18,605)
Purchases of intangible assets and capitalized software	(5,300)	(4,049)
Proceeds from the sale of Speechcycle	13,500	—
Purchases of marketable securities available-for-sale	(219)	(11,592)
Maturities of marketable securities available-for-sale	7,191	20,567
Equity investment	608	—
Investing activities in Discontinued Operations*	(7,213)	—
Investment in note receivable	(6,187)	—
Businesses acquired, net of cash	(815,008)	(86,482)
Net cash used in investing activities	(817,863)	(100,161)

	Six Months Ended June 30,
	2017	2016
		(Restated)
Financing activities:
Proceeds from the exercise of stock options	2,460	4,945
Debt issuance costs related to the Credit Facility	(3,692)	—
Debt issuance costs related to long term debt	(19,887)	—
Proceeds from issuance of long term debt	900,000	—
Repayment of long term debt	(2,250)	—
Borrowings on revolving line of credit	—	50,000
Repayment of revolving line of credit	(29,000)	(3,000)
Repurchases of common stock	—	(40,025)
Proceeds from the sale of treasury stock in connection with an employee stock purchase plan	1,047	955
Repayments of capital lease obligations	(1,359)	(1,484)
Net cash provided by financing activities	847,319	11,391
Effect of exchange rate changes on cash	2,550	(1,130)
Net increase (decrease) in cash and cash equivalents	11,705	(36,844)
Cash, restricted cash and cash equivalents at beginning of period	211,433	147,872
Cash, restricted cash and cash equivalents at end of period	$223,138	$111,028

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$4,533	$3,208
Cash paid for interest	$11,243	$1,355

Supplemental disclosures of non-cash investing and financing activities:
Issuance of common stock in connection with Openwave acquisition	$—	$22,000
Issuance of common stock in connection with Intralinks acquisition	$4,700	$—

Cash and cash equivalents per Condensed Consolidated Balance Sheets	$216,558	$89,986
Restricted cash	6,580	21,042
Total cash, cash equivalents and restricted cash	$223,138	$111,028

*	See Note 4 - Acquisitions and Divestitures for transactions classified as discontinued operations

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

2. Basis of Presentation and Consolidation

The condensed consolidated financial statements as of June 30, 2017 and for the three and six months ended June 30, 2017 and 2016 are unaudited, but in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods. They do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and related notes for 2017 and 2016 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, as they have been filed prior to this quarterly report on Form 10-Q and certain prior year amounts have been restated. Refer to Note 3 - Restatement of Previously Issued Consolidated Financial Statements and Note 14 - Subsequent Events Review for background on the restatement of previously issued financial statements and Nasdaq compliance, respectively. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the year ended December 31, 2017.

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

Restricted Cash

Restricted cash includes amounts to various deposits, escrows and other cash collateral that are restricted by contractual obligation. Restricted cash includes amounts to various deposits, escrows and other cash collateral that are restricted by contractual obligation. As of December 31, 2016, the Company held $30 million in escrow related to the Company’s guarantee of STIH’s Third Party Note. As of June 30, 2017, there was a zero balance related to the guarantee. $23.8 million was released upon assignment of certain customer contracts contributed in the sale of our BPO business. $6.2 million distribution was made to Goldman to fulfill the Company’s guarantee obligation to Goldman. Remaining amounts were primarily attributed to cash held in transit (see Note 6 - Investments in Affiliates and Related Transactions), and operating cash held by Zentry, which cannot be used to fulfill the obligations of the Company as a whole.

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

The effects of the restatement adjustments on the Company’s unaudited Condensed Consolidated financial statements as of June 30, 2016 and for the three and six month periods then ended are reflected in the tables below.

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

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

The following table presents the Condensed Consolidated Statement of Operations as previously reported, restatement adjustments and the Condensed Consolidated Statement of Operations as restated for the three months ended June 30, 2016:

		Adjustments
	As Previously Reported**	Revenue - Hosting	Revenue - Evidence of Arrangement and Other Revenue	Acquisitions & Divestiture	Capitalized Software and Other	Income Taxes	As Restated
Net revenues	$118,255	$(12,840)	$16,211	$(525)	$—	$—	$121,101
Costs and expenses:
Cost of revenues*	48,467	—	—	(171)	(116)	—	48,180
Research and development	26,170	—	—	—	1,877	—	28,047
Selling, general and administrative	29,952	153	(472)	296	(49)	—	29,880
Net change in contingent consideration obligation	6,386	—	—	(3,276)	—	—	3,110
Restructuring charges	1,139	—	—	—	—	—	1,139
Depreciation and amortization	25,262	—	—	(1,111)	(58)	—	24,093
Total costs and expenses	137,376	153	(472)	(4,262)	1,654	—	134,449
Loss from continuing operations	(19,121)	(12,993)	16,683	3,737	(1,654)	—	(13,348)
Interest income	591	—	—	—	—	—	591
Interest expense	(1,834)	—	—	—	—	—	(1,834)
Other expense, net	865	—	(197)	—	—	—	668
Loss from continuing operations, before taxes	(19,499)	(12,993)	16,486	3,737	(1,654)	—	(13,923)
Benefit (provision) for income taxes	2,074	—	—	—	—	(2,444)	(370)
Net (loss) income from continuing operations	(17,425)	(12,993)	16,486	3,737	(1,654)	(2,444)	(14,293)
Net income from discontinued operations, net of tax	10,122	—	(1,188)	—	1	10,050	18,985
Net (loss) income	(7,303)	(12,993)	15,298	3,737	(1,653)	7,606	4,692
Net loss attributable to redeemable noncontrolling interests	(2,864)	—	—	—	(276)	—	(3,140)
Net (loss) income attributable to Synchronoss	$(4,439)	$(12,993)	$15,298	$3,737	$(1,377)	$7,606	$7,832

Basic:
Continuing operations	$(0.34)						$(0.26)
Discontinued operations	0.24						0.44
	$(0.10)						$0.18
Diluted:
Continuing operations	$(0.34)						$(0.26)
Discontinued operations	0.24						0.44
	$(0.10)						$0.18
Weighted-average common shares outstanding:
Basic	43,450						43,450
Diluted	43,450						43,450

*	Cost of services excludes depreciation and amortization which is shown separately.

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

**	Certain amounts reflected in this column have been adjusted for retrospective application of discontinued operations.
The following table presents the Condensed Consolidated Statement of Operations as previously reported, restatement adjustments and the Condensed Consolidated Statement of Operations as restated for the six months ended June 30, 2016:

		Adjustments
	As Previously Reported**	Revenue - Hosting	Revenue - Evidence of Arrangement and Other Revenue	Acquisitions & Divestiture	Capitalized Software and Other	Income Taxes	As Restated
Net revenues	$222,474	$(10,721)	$(1,875)	$(10,531)	$—	$—	$199,347
Costs and expenses:
Cost of revenues*	94,915	—	—	(172)	(412)	—	94,331
Research and development	50,267	—	—	—	3,607	—	53,874
Selling, general and administrative	56,875	153	(472)	380	(1,142)	—	55,794
Net change in contingent consideration obligation	6,727	—	—	(3,612)	—	—	3,115
Restructuring charges	4,049	—	—	—	—	—	4,049
Depreciation and amortization	49,317	—	—	(2,222)	(220)	—	46,875
Total costs and expenses	262,150	153	(472)	(5,626)	1,833	—	258,038
Loss from continuing operations	(39,676)	(10,874)	(1,403)	(4,905)	(1,833)	—	(58,691)
Interest income	1,221	—	—	—	—	—	1,221
Interest expense	(3,410)	—	—	—	—	—	(3,410)
Other expense, net	(19)	—	306	—	—	—	287
Loss from continuing operations, before taxes	(41,884)	(10,874)	(1,097)	(4,905)	(1,833)	—	(60,593)
Benefit for income taxes	2,435	—	—	—	—	12,715	15,150
Net loss from continuing operations	(39,449)	(10,874)	(1,097)	(4,905)	(1,833)	12,715	(45,443)
Net income from discontinued operations, net of tax	21,063	—	(3,299)	—	1	34	17,799
Net loss	(18,386)	(10,874)	(4,396)	(4,905)	(1,832)	12,749	(27,644)
Net loss attributable to redeemable noncontrolling interests	(5,993)	—	—	—	(154)	—	(6,147)
Net loss attributable to Synchronoss	$(12,393)	$(10,874)	$(4,396)	$(4,905)	$(1,678)	$12,749	$(21,497)

Basic:
Continuing operations	$(0.77)						$(0.90)
Discontinued operations	0.48						0.41
	$(0.29)						$(0.49)
Diluted:
Continuing operations	$(0.77)						$(0.90)
Discontinued operations	0.48						0.41
	$(0.29)						$(0.49)
Weighted-average common shares outstanding:
Basic	43,449						43,430
Diluted	43,449						43,430

*	Cost of services excludes depreciation and amortization which is shown separately.

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

**	Certain amounts reflected in this column have been adjusted for retrospective application of discontinued operations.
The following table presents the Condensed Consolidated Statement of Comprehensive (Loss) as previously reported, restatement adjustments and the Condensed Consolidated Statement of Comprehensive (Loss) as restated for the three months ended June 30, 2016:

		Adjustments
	As Previously Reported**	Revenue - Hosting	Revenue - Evidence of Arrangement and Other Revenue	Acquisitions & Divestiture	Capitalized Software and Other	Income Taxes	As Restated
Net (loss) income	$(7,303)	$(12,993)	$15,298	$3,737	$(1,653)	$7,606	$4,692
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(6,224)	—	109	—	—	—	(6,115)
Unrealized loss on available for sale securities	(22)	—	—	—	—	—	(22)
Net income (loss) on intra-entity foreign currency transactions	624	—	—	—	—	—	624
Total other comprehensive loss, net of tax	(5,622)	—	109	—	—	—	(5,513)
Comprehensive loss	(12,925)	(12,993)	15,407	3,737	(1,653)	7,606	(821)
Comprehensive loss attributable to redeemable noncontrolling interests	(2,864)	—	—	—	(276)	—	(3,140)
Comprehensive (loss) income attributable to Synchronoss	$(10,061)	$(12,993)	$15,407	$3,737	$(1,377)	$7,606	$2,319

**	Certain amounts reflected in this column have been adjusted for retrospective application of discontinued operations.

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

The following table presents the Condensed Consolidated Statement of Comprehensive (Loss) as previously reported, restatement adjustments and the Condensed Consolidated Statement of Comprehensive (Loss) as restated for the six months ended June 30, 2016:

		Adjustments
	As Previously Reported**	Revenue - Hosting	Revenue - Evidence of Arrangement and Other Revenue	Acquisitions & Divestiture	Capitalized Software and Other	Income Taxes	As Restated
Net (loss) income	$(18,386)	$(10,874)	$(4,396)	$(4,905)	$(1,832)	$12,749	$(27,644)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	3,444	—	(115)	—	19	—	3,348
Unrealized loss on available for sale securities	(2)	—	—	—	—	—	(2)
Net income on intra-entity foreign currency transactions	362	—	—	—	—	—	362
Total other comprehensive income, net of tax	3,804	—	(115)	—	19	—	3,708
Comprehensive loss	(14,582)	(10,874)	(4,511)	(4,905)	(1,813)	12,749	(23,936)
Comprehensive loss attributable to redeemable noncontrolling interests	(5,993)	—	—	—	(154)	—	(6,147)
Comprehensive (loss) income attributable to Synchronoss	$(8,589)	$(10,874)	$(4,511)	$(4,905)	$(1,659)	$12,749	$(17,789)

**	Certain amounts reflected in this column have been adjusted for retrospective application of discontinued operations.

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

The following table presents the Condensed Consolidated Statement of Cash Flows as previously reported, restatement adjustments, and the Condensed Consolidated Statement of Cash Flows as restated for the six months ended June 30, 2016:

	As Previously Reported	Adjustments	As Restated
Operating activities:
Net loss continuing operations	$(39,449)	$(5,994)	$(45,443)
Net income from discontinued operations	21,063	(3,264)	17,799
Adjustments to reconcile net loss to net cash provided by operating activities:	80,480	(18,425)	62,055
Changes in operating assets and liabilities:	12,096	6,549	18,645
Net cash provided by operating activities	74,190	(21,134)	53,056
Investing activities:
Net cash used in investing activities	(116,317)	16,156	(100,161)
Financing activities:
Net cash provided by financing activities	6,011	5,380	11,391
Effect of exchange rate changes on cash	(490)	(640)	(1,130)
Net decrease in cash and cash equivalents	(36,606)	(238)	(36,844)
Cash, restricted cash and cash equivalents at beginning of period	147,634	238	147,872
Cash, restricted cash and cash equivalents at end of period	111,028	—	111,028
Cash and cash equivalents per Condensed Consolidated Balance Sheet	111,028	(21,042)	89,986
Restricted cash per the Condensed Consolidated Balance Sheet	—	21,042	21,042
Total cash, cash equivalents and restricted cash	$111,028	$—	$111,028

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$3,208	$—	$3,208
Cash paid for interest	$1,355	$—	$1,355

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

Assets Held For Sale Classification

In the second quarter of 2017, the Company received a non-binding indication of interest from Siris to acquire the Company and the Company’s Board of Directors decided to explore a broad range of strategic alternatives to a sale of the Company, which included the sale of Intralinks. With the closing of the Intralinks Transaction on November 14, 2017, and as a result of this plan of disposal, the assets and liabilities of Intralinks have been classified as held for sale in our Condensed Consolidated Balance Sheet at June 30, 2017. The Company has also presented the operations of the business as discontinued operations in the Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2017 to provide consistent presentation with our recently filed Form 10-K for the year ended December 31, 2017 and with our subsequent filings of all of the Company’s quarterly reports on Form 10-Q in 2017. The Company’s election to disclose such amounts as held for sale are due to continued reporting delays of this Form 10-Q as part of the Company’s restatement process.

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

Acquisition-Related Costs

Total acquisition-related costs recognized during the six months ended June 30, 2017 and 2016 including transaction costs such as legal, accounting, valuation and other professional services, were $13.0 million and $2.0 million, respectively, and are included in selling, general and administrative expense in the Condensed Consolidated Statements of Operations.

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

2016 Transactions

Sequential Technology International, LLC (“STIN”)

On December 16, 2016, Synchronoss completed a divestiture of a portion of its business process outsourcing (“BPO”) carrier activation business to a newly formed entity named STIN which had a total value of $140.8 million. As part of the sales arrangement, Synchronoss will retain a 30% investment in STIN. Sequential Technology International Holdings, LLC (“STIH”), an unrelated third party that was formerly named Omniglobe International LLC, will own the remaining 70% of STIN. STIH financed the purchase of these assets through cash of $27.3 million (including $10.0 million of license), a new term loan with Goldman Sachs Bank (“Goldman”), and a related party subordinated seller’s note receivable with a par value of $83.0 million issued by Synchronoss, which is secured by STIH’s interest in STIN. The sellers note was issued at a discount, with a transaction value of $69.8 million. The sellers note earns interest at a rate of LIBOR plus 1100 bps per annum and matures on June 16, 2022. On December 22, 2016, the Company entered into a non-exclusive perpetual license agreement with STIH, for the consideration of $10.0 million. The Company determined that the license agreement was negotiated with the sale, and in the overall consideration paid for the purchase of STIN, and as result, the proceeds from sale of the perpetual license were reflected as additional consideration received from the sale of its BPO business, resulting in additional gain recognized on the sale.

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

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

The following is a summary of the operating results of BPO which have been reflected within income from discontinued operations, net of tax:

	Three Months Ended June 30, 2016 (Restated)	Six Months Ended June 30, 2016 (Restated)
Net revenues	$38,108	$74,464
Costs and expenses:
Cost of services	23,001	44,859
Selling, general and administrative	718	1,437
Total costs and expenses	23,719	46,296
Income from discontinued operations before taxes	14,389	28,168
Benefit (provision) for income taxes	4,596	(10,369)
Discontinued operations, net of taxes	$18,985	$17,799

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

The following is a summary of the operating results of Intralinks during the three and six months ended June 30, 2017, which have been reflected within income from discontinued operations, net of tax:

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Net revenues	$64,952	$104,211
Costs and expenses:
Cost of services	12,040	20,796
Research and development	7,029	12,452
Selling, general and administrative	40,050	69,518
Net change in contingent consideration obligation	—	—
Restructuring charges	7,407	15,433
Depreciation and amortization	12,552	22,690
Total costs and expenses	79,078	140,889
Loss from discontinued operations	(14,126)	(36,678)
Other income, net	657	927
Loss from discontinued operations, before taxes	(13,469)	(35,751)
Benefit for income taxes	6,694	12,842
Discontinued operations, net of taxes	$(6,775)	$(22,909)

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

The following is a summary of assets, liabilities and redeemable noncontrolling interests and their related classifications under the fair value hierarchy:

	June 30, 2017
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Cash, cash equivalents and restricted cash (1)	$223,138	$223,138	$—	$—
Marketable securities-short term (2)	7,165	—	7,165	—
Marketable securities-long term (2)	1,193	—	1,193	—
Total assets	$231,496	$223,138	$8,358	$—
Liabilities
Contingent interest derivative (3)	$288	$—	$—	$288
Contingent consideration obligation	2,831	—	—	2,831
Total liabilities	$3,119	$—	$—	$3,119
Temporary Equity
Redeemable noncontrolling interests (4)	$25,280	$—	$—	$25,280
Total temporary equity	$25,280	$—	$—	$25,280

	December 31, 2016 (Restated)
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Cash, cash equivalents and restricted cash (1)	$211,433	$211,433	$—	$—
Marketable securities-short term (2)	12,506	—	12,506	—
Marketable securities-long term (2)	2,974	—	2,974	—
Total assets	$226,913	$211,433	$15,480	$—
Liabilities
Contingent consideration obligation	$2,833	$—	$—	$2,833
Total liabilities	$2,833	$—	$—	$2,833
Temporary Equity
Redeemable noncontrolling interests (4)	$25,280	$—	$—	$25,280
Total temporary equity	$25,280	$—	$—	$25,280

(1)	Cash equivalents primarily included money market funds.

(2)	Marketable securities is comprised of municipal bonds and certificates of deposit.

(3)	Contingent interest derivative related to convertible debt is included in accrued expenses, for further details see Note 7 - Debt.

(4)
Put arrangements held by the noncontrolling interests in certain of the Company’s joint ventures. During the six months ended June 30, 2017, the carrying amount of the redeemable noncontrolling interests was greater than the fair value and accordingly no adjustment to the carrying value was recorded.

Available-for-Sale Securities

The Company utilizes the market approach to measure fair value for its financial assets. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets. The Company’s marketable securities investments classified as Level 2 primarily utilize broker quotes in a non-active market for valuation of these securities. No transfers between Level 1, Level 2 and Level 3 of the fair value measurement hierarchy occurred during the six months ended June 30, 2017.

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Unrealized gains and losses are reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity. There were no sales of marketable securities during the six months ended June 30, 2017 and 2016. The cost of securities sold is based on the specific identification method. The Company evaluates investments with unrealized losses to determine if the losses are other than temporary. The Company has determined that the gross unrealized losses at June 30, 2017 and 2016 are temporary. In making this determination, the Company considered the financial condition, credit ratings and near-term prospects of the issuers, the underlying collateral of the investments, and the magnitude of the losses as compared to the cost and the length of time the investments have been in an unrealized loss position. Additionally, while the Company classifies the securities as available for sale, the Company does not currently intend to sell such investments and it is more likely than not to recover the carrying value prior to being required to sell such investments.

At June 30, 2017 and December 31, 2016, the estimated fair value of investments classified as available-for-sale, were as follows:

	June 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities:
Certificates of deposit	450	—	—	450
Municipal bonds	7,914	1	(7)	7,908
Total marketable securities	$8,364	$1	$(7)	$8,358

As of June 30, 2017, an insignificant amount of accumulated unrealized losses related to investments that have been in a continuous unrealized loss position for 12 months or longer. The aggregate related fair value of investment with unrealized losses was approximately $6.8 million.

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

Contractual maturities of marketable debt securities are as follows:

	June 30, 2017
	Amortized Cost	Fair Value
Due within one year	$7,169	$7,165
Due after 1 year through 5 years	1,195	1,193
Total available-for-sale securities	$8,364	$8,358

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Contingent Consideration

The Company determined the fair value of the contingent consideration related to the acquisition of Razorsight Corporation (“Razorsight”) using a real options approach which uses a risk-adjusted expected growth rate based on assessments of expected growth in revenue, adjusted by an appropriate factor. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement. The significant unobservable inputs used in the fair value measurement of the Company’s contingent consideration obligation are the probabilities of achieving certain financial targets and contractual milestones and a risk-adjusted rate of 2.19%. Significant changes in any of those probabilities in isolation may result in a higher (lower) fair value measurement.  No changes in valuation techniques occurred during the six months ended June 30, 2017.

The changes in fair value of the Company’s Level 3 contingent consideration obligation during the six months ended June 30, 2017 were as follows:

Balance at December 31, 2016 (Restated)	$2,833
Fair value adjustment to contingent consideration obligation included in net income	(2)
Balance at June 30, 2017	$2,831

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

The changes in redeemable noncontrolling interests classified as Level 3 measurements were as follows:

Balance at December 31, 2016 (Restated)	$25,280
Fair value adjustment	5,704
Net loss attributable to interests in subsidiaries	(5,704)
Balance at June 30, 2017	$25,280

6. Investments in Affiliates and Related Transactions

Sequential Technology International, LLC (“STIN”)

The Company includes investments which are accounted for using the equity method, under the caption equity method investments on the Company’s Condensed Consolidated Balance Sheets. As of June 30, 2017, the Company’s investments in equity interests was comprised of $44.0 million related to a 30% equity interest in STIN.

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

During the first six months of 2017, the Company recorded $1.0 million of equity income in the Condensed Consolidated Statement of Operations related to its investment in STIN. No impairment charges were recognized during the period.

Transactions with STIN

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

•
Technical support service, including network infrastructure support and maintenance. The Company will provide access to use and support to ensure fully operational workstations (including personal computers), including desktop, workstation and network support to the PBX systems, including firewall and anti-virus protection

The Company recognized $4.2 million in revenue related to these services during the six months ended June 30, 2017.

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

Seller Note

The Company holds a subordinated seller’s note receivable from STIH which has a carrying value of $82.1 million as of June 30, 2017, which is secured by STIH’s interest in STIN. The Company recognized $5.6 million in interest income related to this note during the first six months of 2017. The related party note receivable earns PIK interest at a rate equal to LIBOR plus 1100 basis points per annum and matures on June 16, 2022.

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

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

The following is a summary of the PIK note related balances as of June 30, 2017:

	Loan Receivable	Allowance	Unamortized Discount	Loan Accrued Interest	Distribution Note	Distribution Interest	Total
Balance at December 31, 2016 (Restated)	$83,000	$—	$(13,146)	$415	$—	$—	$70,269
Activity	—	—	476	5,135	6,187	32	11,830
Balance at June 30, 2017	$83,000	$—	$(12,670)	$5,550	$6,187	$32	$82,099

Related Party Balances

The STIN affiliate balances and their classification in the Condensed Consolidated Balance Sheets as of June 30, 2017 were as follows:

	Period Ended
	June 30, 2017	December 31, 2016
		(Restated)
Restricted cash (A)	$938	$—
Accounts receivable (B)	17,123	1,164
Total assets	$18,061	$1,164

(A)
The Company collected $0.9 million from STI customers, on behalf of STI, which remained outstanding as of June 30, 2017. This amount has been classified in short term restricted cash and in accrued expenses on the Condensed Consolidated Balance Sheets.

(B)
These amounts principally included revenues generated from the Cloud and Telephony Support Services agreement and pass-through of vendor expenses incurred during the transition and assignment of vendor contracts.

7. Debt

Total debt consists of the following:

	June 30, 2017	December 31, 2016
		(Restated)
Convertible Senior Notes	$230,000	$230,000
Credit Agreement	897,750	29,000
Total debt, principal amount	1,127,750	259,000
Debt issuance costs	(23,709)	(3,709)
Total debt, carrying value	$1,104,041	$255,291
Total short term debt, carrying value	$877,043	$29,000
Total long-term debt, carrying value	$226,998	$226,291

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

Holders of the 2019 Notes who convert their notes in connection with a qualifying fundamental change, as defined in the related indenture, may be entitled to a make-whole premium in the form of an increase in the conversion rate. Additionally, following the occurrence of a fundamental change, holders may require that the Company repurchase some or all of the 2019 Notes for cash at a repurchase price equal to 100% of the principal amount of the notes being repurchased, plus accrued and unpaid interest, if any. As of June 30, 2017, none of these conditions existed with respect to the 2019 Notes and as a result, the 2019 Notes are classified as long term.

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

At June 30, 2017, the carrying amount of the liability was $227.0 million and the outstanding principal of the 2019 Notes was $230.0 million, with an effective interest rate of approximately 1.38%. The fair value of the 2019 Notes was $217.4 million at June 30, 2017. The fair value of the liability of the 2019 Notes was determined using a discounted cash flow model based on current market interest rates available to the Company. These inputs are corroborated by observable market data for similar liabilities and therefore classified within Level 2 of the fair-value hierarchy.

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

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Interest expense for the Company’s 2019 Notes related to the contractual interest coupon and contingent interest liability is noted below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
		(Restated)		(Restated)
Contractual interest expense	$432	$432	$863	$863
Contingent interest expense	—	—	288	—

The Convertible Senior Notes consisted of the following:

	June 30, 2017			December 31, 2016 (Restated)
	Principal Amount	Unamortized Debt Issuance Costs	Net Carrying Value	Principal Amount	Unamortized Debt Issuance Costs	Net Carrying Value
Convertible Senior Notes	$230,000	$3,002	$226,998	$230,000	$3,709	$226,291

2017 Credit Agreement

On January 19, 2017, the Company entered into a new credit agreement with the lending institutions from time to time parties thereto and Goldman as administrative agent, collateral agent, swingline lender and a letter of credit issuer (as amended from time to time, the “2017 Credit Agreement”) which was comprised of a $900.0 million term credit facility with a maturity date of January 19, 2024 (the “2017 Term Facility”) and a revolving credit facility of up to $200.0 million (the “Revolving Facility”) with a maturity date of January 19, 2022. Obligations under the 2017 Credit Agreement were guaranteed by certain of the Company’s subsidiaries and secured by substantially all of the Company’s and its subsidiaries’ assets.

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

As of June 30, 2017, the Company had $1.8 million in outstanding letters of credit issued under the Revolving Facility.

The 2017 Term Facility consisted of the following:

	June 30, 2017
	Principal Amount	Unamortized Debt Issuance Costs	Net Carrying Value
Short term portion of the 2017 Term Facility	$897,750	$20,707	$877,043

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

As a result of the Company’s restatement, it was unable to comply with covenants requiring the timely delivery of audited financial statements and interim financial information. The Company obtained waivers to extend the dates by which the Company is required to deliver such financial information to June 30, 2017.

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

As of June 30, 2017, the Company had $1.8 million in outstanding letters of credit issued under the Revolving Facility.

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

Interest expense and commitment fees under the Credit Facility and the Amended Credit Facility were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
		(Restated)		(Restated)
Commitment fees	$187	$44	$359	$118
Interest expense	9,288	392	16,660	523

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

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Interest Expense

The following table summarizes the Company’s interest expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
		(Restated)		(Restated)
Credit Facility
Amortization of debt issuance costs	$—	22	$748	$44
Commitment fee	—	44	25	118
Interest on borrowings	—	392	24	523
2017 Term Facility
Amortization of debt issuance costs	739	—	1,355	—
Interest on borrowings	9,288	—	16,636	—
Revolving Facility
Amortization of debt issuance costs	184	—	338	—
Commitment fee	187	—	334	—
Convertible Senior Notes
Amortization of debt issuance costs	353	353	706	706
Interest on borrowings	432	432	863	863
Additional interest on default	—	—	288	—
Capital leases	243	229	486	458
Other	418	362	658	698
Total	$11,844	$1,834	$22,461	$3,410

8. Accumulated Other Comprehensive Income/ (Loss)

The changes in accumulated other comprehensive income (loss) during the six months ended June 30, 2017, were as follows:

	Foreign Currency Translation Adjustment	Net income (Loss) on Intra-Entity Foreign Currency Transactions	Unrealized Gains (Losses) on Available-for-Sale Securities	Total
Balance at December 31, 2016 (Restated)	$(37,311)	$(5,017)	$(22)	$(42,350)
Other comprehensive income	12,724	2,056	28	14,808
Tax effect	—	(703)	(10)	(713)
Total comprehensive income	12,724	1,353	18	14,095
Balance at June 30, 2017	$(24,587)	$(3,664)	$(4)	$(28,255)

9. Stockholders’ Equity

There were no significant changes to the Company’s authorized capital stock and preferred stock during the six months ended June 30, 2017.

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

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

On May 16, 2017, the Company received notice (the “Notice”) from the Listing Qualifications Department of Nasdaq indicating that the Company was not in compliance with Nasdaq Listing Rule 5250(c)(1) because the Company had not yet filed its Quarterly Report on Form 10-Q for the period ended March 31, 2017 (the “Form 10-Q”).

Preferred Stock

There were no shares of preferred stock outstanding as of June 30, 2017 or December 31, 2016. The Board of Directors is authorized to issue preferred shares and has the discretion to determine the rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences of preferred stock. Please see the subsequent event below regarding shares of preferred stock in 2018.

Registration Rights

There were no significant changes to the Company’s registration rights during the the six months ended June 30, 2017.

Stock Plans

There were no significant changes to the Company’s Stock Plans during the six months ended June 30, 2017, at which point there were 1.5 million shares available for grant or award under the Company’s 2015 Equity Incentive Plan (the “2015 Plan”).

Stock-Based Compensation

The following table summarizes stock-based compensation expense related to all of the Company’s stock awards included in operating expense categories, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
		(Restated)		(Restated)
Cost of revenues	$471	$1,362	$2,208	$2,916
Research and development	953	2,032	2,980	3,811
Selling, general and administrative	1,214	4,294	5,561	8,751
Total stock-based compensation expense	$2,638	$7,688	$10,749	$15,478

The following table summarizes information about stock-based compensation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
		(Restated)		(Restated)
Stock options	$1,535	$2,209	$2,988	$3,968
Restricted stock awards	1,036	5,283	7,431	11,060
Employee Stock Purchase Plan	67	196	330	450
Total stock-based compensation before taxes	$2,638	$7,688	$10,749	$15,478
Tax benefit	$506	$2,655	$1,713	$5,363

The total stock-based compensation cost related to unvested equity awards as of June 30, 2017 was approximately $59.2 million. The expense is expected to be recognized over a weighted-average period of approximately 2.54 years.

As part of the work force reduction driven by corporate restructuring initiated in 2016, the Company terminated certain employees in 2017 and accelerated the vesting of certain unvested restricted stock awards and stock options for these employees. The Company accounted for the acceleration of these awards as a result of the restructuring termination as a Type III modification under ASC Topic 718 and recorded an incremental expense of $1.1 million over the new requisite service period.

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

Stock Options

There were no significant changes to the Company’s Stock Option Plans during the six months ended June 30, 2017.

The Company uses the Black-Scholes option pricing model for determining the estimated fair value for stock options. The weighted-average assumptions used in the Black-Scholes option pricing model are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
		(Restated)		(Restated)
Expected stock price volatility	53.2%	43.6%	49.2%	43.4%
Risk-free interest rate	1.7%	1.2%	1.7%	1.2%
Expected life of options (in years)	4.05	4.00	4.03	4.00
Expected dividend yield	—%	—%	—%	—%
Weighted-average fair value (grant date) of the options	$6.87	$12.49	$7.79	$11.07

The following table summarizes information about stock options outstanding:

Options	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2016 (Restated)	2,306	$32.43
Options Granted	1,380	20.61
Options Exercised	(104)	23.68
Options Cancelled	(440)	30.74
Outstanding at June 30, 2017	3,142	$27.76	3.89	$597
Vested and expected to vest June 30, 2017	3,073	$27.66	3.87	$597
Vested and exercisable at June 30, 2017	1,287	$31.75	2.96	$24

The below table summarizes additional information related to the Company’s awards for the three and six months ended June 30, 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
		(Restated)		(Restated)
Total intrinsic value for stock options exercised	$11	$1,780	$1,007	$3,639

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Awards of Restricted Stock and Performance Stock

There were no significant changes to the Company’s restricted stock award (“Restricted Stock”) and performance stock plan during the six months ended June 30, 2017.

A summary of the Company’s non-vested restricted stock at June 30, 2017, and changes during the six months ended June 30, 2017, is presented below:

Non-Vested Restricted Stock	Number of Awards	Weighted- Average Grant Date Fair Value
Non-vested at December 31, 2016 (Restated)	1,645	$36.27
Granted	1,798	21.45
Vested	(702)	32.34
Forfeited	(491)	28.15
Non-vested at June 30, 2017	2,250	$27.43

Restricted stock awards are granted subject to other service conditions or service and performance conditions (“Performance-Based Awards”). Restricted stock and performance-based awards are measured at the closing stock price at the date of grant and are recognized straight line over the requisite service period. During 2017, the Company issued 43,413 shares of restricted stock related to the 2016 performance objectives. Of the 2,250,503 non-vested restricted awards and units outstanding under the 2015 Plan as of June 30, 2017, 560,691 awards represents the forecasted number of awards whereby vesting is contingent on meeting certain performance conditions based on Revenue and EBITDA for the Company with an average grant date price of $23.49.

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

Share Repurchase Program

On February 4, 2016, the Company announced that our Board of Directors approved a share repurchase program under which we may repurchase up to $100.0 million of our outstanding common stock for 12 to 18 months following the announcement. In 2016, the Company repurchased approximately 1.3 million shares of the Company’s common stock under this program for an aggregate repurchase price of $40.0 million. There were no repurchases during the six months ended June 30, 2017.

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

10. Restructuring

In March 2016 and December 2016, the Company initiated a work-force reduction as part of a corporate restructuring, with reductions occurring across all levels and departments within the Company, primarily in an effort to reduce costs subsequent to an acquisition or divestiture. These measures were intended to reduce costs and to align the Company’s resources with its key strategic priorities. The Company authorized additional work force reduction initiatives throughout 2017. As of June 30, 2017, there were $3.6 million of accrued restructuring charges on the Condensed Consolidated Balance Sheets.

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

A summary of the Company’s restructuring accrual at June 30, 2017 and changes during the six months ended June 30, 2017, are presented below:

	Balance at December 31, 2016 (Restated)	Charges	Payments	Other Adjustments[1]	Balance at June 30, 2017
Employment termination costs	$1,181	$9,403	$(7,012)	$5	$3,577
Facilities consolidation	40	—	(8)	—	32
Total	$1,221	$9,403	$(7,020)	$5	$3,609

1 Includes non-cash adjustments.

11. Income Taxes

The Company recognized approximately $5.1 million and $15.2 million in related income tax benefit during the six months ended June 30, 2017 and 2016, respectively. The effective tax rate was approximately 7.0% for the six months ended June 30, 2017, which was lower than our U.S. federal statutory rate primarily due to the unfavorable impact of losses in foreign jurisdictions which have lower tax rates than the U.S. Our effective tax rate was approximately 25.0% for the six months ended June 30, 2016, which was lower than our U.S. federal statutory rate primarily due to the unfavorable impact of losses in foreign jurisdictions which have lower tax rates than the U.S. We review the expected annual effective income tax rate and make changes on a quarterly basis as necessary based on certain factors such as changes in forecasted annual operating income, changes to the actual and forecasted permanent book-to-tax differences, and changes resulting from the impact of tax law changes.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
		(Restated)		(Restated)
Numerator - Basic:
Net loss from continuing operations	$(22,608)	$(14,293)	$(68,060)	$(45,443)
Net loss attributable to redeemable noncontrolling interests	(2,815)	(3,140)	(5,704)	(6,147)
Net loss from continuing operations attributable to Synchronoss	(19,793)	(11,153)	(62,356)	(39,296)

(Loss) Income from discontinued operations, net of taxes	(6,775)	18,985	(22,909)	17,799
Net loss attributable to Synchronoss	$(26,568)	$7,832	$(85,265)	$(21,497)

Numerator - Diluted:
Net loss from continuing operations attributable to Synchronoss	$(19,793)	$(11,153)	$(62,356)	$(39,296)
Income effect for interest on convertible debt, net of tax	—	—		—
Net loss from continuing operations adjusted for the convertible debt	(19,793)	(11,153)	(62,356)	(39,296)

(Loss) Income from discontinued operations, net of taxes	(6,775)	18,985	(22,909)	17,799
Net (loss) income attributable to Synchronoss	$(26,568)	$7,832	$(85,265)	$(21,497)

Denominator:
Weighted average common shares outstanding — basic	44,618	43,450	44,416	43,430
Dilutive effect of:
Shares from assumed conversion of convertible debt	—	—	—	—
Options and unvested restricted shares	—	—	—	—
Weighted average common shares outstanding — diluted	44,618	43,450	44,416	43,430

Basic EPS
Continuing operations	$(0.44)	$(0.26)	$(1.40)	$(0.90)
Discontinued operations	(0.16)	0.44	(0.52)	0.41
	$(0.60)	$0.18	$(1.92)	$(0.49)
Diluted EPS
Continuing operations	$(0.44)	$(0.26)	$(1.40)	$(0.90)
Discontinued operations	(0.16)	0.44	(0.52)	0.41
	$(0.60)	$0.18	$(1.92)	$(0.49)

Anti-dilutive stock options excluded:	2,989	1,942	2,349	1,785
Non-vested shares of restricted stock awards and restricted stock units excluded	2,250	1,979	2,250	1,979

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

Guarantee

As part of its divestiture of its activation exception handling business in 2016, the Company provided a guarantee to Goldman for $30.0 million of the $40.0 million in senior debt extended by Goldman to STIH which is referenced as the Third Party Note in Note 6 - Investments in Affiliates and Related Transactions. At March 31, 2017, STIH missed its minimum earnings before interest, tax, depreciation and amortization (“EBITDA”) target under the Goldman loan.

As a result of STIH’s covenant violation, in June 2017, the Company distributed approximately $6.2 million to Goldman as previously defined, the Distribution Note. The remaining amounts guaranteed under the arrangement were released upon assignment of certain customer contracts during the first quarter. Under the terms of the PIK note with STIH, distributed amounts made by the Company to Goldman are added to the amounts outstanding under the PIK note. As of June 30, 2017, the Company has no further obligations to guarantee the debt outstanding to Goldman.

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

14. Subsequent Events Review

For further information about the Company’s significant events subsequent to the period ended June 30, 2017, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Acquisitions and Divestitures

See Note 4 - Acquisitions and Divestitures sub-section, “Subsequent Events-Divestitures”, for a description of subsequent events regarding the Intralinks divestiture during 2017.

Debt

See Note 7 - Debt for a description of the first amendment to the 2017 Credit Agreement, which became effective July 19, 2017 and the repayment of all outstanding obligations under the 2017 Credit Agreement on November 14, 2017.

Nasdaq Compliance and Common Stock

The Notice, as discussed in Note 9 - Stockholder’s Equity sub-section, “Subsequent Events - Nasdaq Compliance and Common Stock” indicated that the Company had until July 17, 2017 to submit a plan to regain compliance with Nasdaq’s continued listing requirements. On July 17, 2017, the Company timely submitted its plan to Nasdaq detailing how the Company plans to regain compliance with Nasdaq’s continued listing requirements (the “Compliance Plan”). Nasdaq accepted the Compliance Plan and granted the Company an extension of up to 180 calendar days from the Form 10-Q’s due date, or until November 6, 2017, to regain compliance.

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

On December 6, 2017 the Company received a letter from the Hearings Department of the Nasdaq granting the Company’s request to extend the stay of suspension pending a hearing before the Panel, in late January 2018, and issuance of a final Panel decision.

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

Our top five customers accounted for 77% of net revenues for the six months ended June 30, 2017. Contracts with these customers typically run for three to five years. Of these customers, Verizon accounted for more than 10% of our revenues in 2017. The loss of Verizon as a customer would have a material negative impact on our company. However, we believe that Verizon would encounter substantial costs in replacing Synchronoss’ solution.

Key Developments

Intralinks Acquisition and Divestiture

On January 19, 2017, we completed the acquisition of Intralinks. In connection with the acquisition, we entered into a $900 million credit agreement with the lending institutions from time to time parties thereto and Goldman, as administrative agent, collateral agent, swingline lender and a letter of credit issuer (the “2017 Credit Agreement”). Intralinks is a global technology provider of SaaS solutions for secure enterprise content collaboration within and among organizations. Intralinks’ cloud-based solutions enable organizations to securely manage, control, track, search, exchange and collaborate on sensitive information inside and outside the firewall. The total purchase price consideration consisted of the repayment of existing Intralinks indebtedness, and non-cash consideration for services rendered on unvested Intralinks equity awards that were converted into Synchronoss equity awards on the acquisition date. The acquisition was primarily funded from the proceeds of the 2017 Credit Agreement entered into on the date of acquisition.

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

On December 16, 2016, we divested of a portion of our carrier activation business (“BPO”) to a newly formed entity named STIN with a total value of $140.8 million. In accordance with the arrangement we retained a 30% interest in STIN; the remaining 70% interest in STIN is owned by STIH, an unrelated third party formerly named Omniglobe. STIH financed the purchase of STIN with cash of $27.3 million (including $10.0 million attributable to a license), a new term loan, and a related party subordinated seller’s note receivable in the amount of $69.8 million issued by the Company, which is secured by STIH’s interest in STIN. The related party note receivable earns paid-in-kind (“PIK”) interest at a rate equal to LIBOR plus 1100 basis points per annum and matures on June 16, 2022.The operations of BPO were presented as discontinued operations in 2017.

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

Results of Operations

Three months ended June 30, 2017 compared to the three months ended June 30, 2016

The following table presents an overview of our results of operations for the three months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,
	2017	2016	$ Change
		(Restated)
Net revenues	$118,990	$121,101	$(2,111)
Cost of revenues*	47,755	48,180	(425)
Research and development	20,819	28,047	(7,228)
Selling, general and administrative	29,353	29,880	(527)
Net change in contingent consideration obligation	—	3,110	(3,110)
Restructuring charges	6,405	1,139	5,266
Depreciation and amortization	23,552	24,093	(541)
Total costs and expenses	127,884	134,449	(6,565)
Loss from continuing operations	$(8,894)	$(13,348)	$4,454

*	Cost of revenues excludes depreciation and amortization which is shown separately.

Net revenues decreased $2.1 million to $119.0 million for the three months ended June 30, 2017, compared to the same period in 2016 primarily due to $5.8 million decrease in Cloud revenue from a strategic decision to focus on tier 1 customers opportunities, a reduction in professional services fees and the termination of a contract with an international carrier; partially offset by $4.3 million net increase in Digital Transformation revenue from delays in the recognition of revenue due to the timing of the receipt of final acceptance from customers, ratable recognition of hosting revenue on a straight-line basis for such fees over the period of time during the period for which the benefits of hosting services were provided to the customers, an increase in transaction and professional services revenue, and a decrease in revenue from the divestiture of the SpeechCycle business; and $0.6 million increase in Messaging revenue from new sales in the Japanese market..

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

Research and development expense decreased $7.2 million to $20.8 million for the three months ended June 30, 2017, compared to the same period in 2016 primarily due to the launch of our Enterprise solution and acquisition of Openwave in 2016 and the recent divestiture of our carrier activation business. The decrease in 2017 was driven primarily by a reduction of $3.2 million in outside consulting fees, and $3.1 million of personnel and related costs through cost cutting efforts employed in outsourced research and development and through restructuring initiatives implemented in December 2016 and early 2017.

Selling, general and administrative expense decreased $0.5 million to $29.4 million for the three months ended June 30, 2017, compared to the same period in 2016. The decrease was driven by a $3.1 million decrease in stock based compensation due to lower achievement of objectives being met on performance awards, which was predominately offset by an net increase in outside consulting expense, professional fees related to the Company’s accounting review and delayed filing of our Form 10-Q in 2017.

Net change in contingent consideration obligation resulted in a $3.1 million decrease for the three months ended June 30, 2017, as compared to the same periods in 2016, due to the completion of the performance objectives in prior year period.

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

Interest income increased $2.4 million to $3.0 million for the three months ended June 30, 2017, compared to the three months ended June 30, 2016. The change for the three month period was primarily due to interest earned on our related party PIK note extended in connection with the sale of our BPO business.

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

Equity method investment earnings were $0.2 million for the three and month ended June 30, 2017, respectively, compared to nil for the same period in 2016. The earnings in the three month period of 2017 related to STIN.

Income tax expense recognized was approximately $3.6 million during the three months ended June 30, 2017 compared to $0.4 million in the three months ended June 30, 2016. Our effective tax rate was approximately 18.7% for the three months ended June 30, 2017, which was lower than our U.S. federal statutory rate primarily due to the unfavorable impact of losses in foreign jurisdictions which have lower tax rates than the U.S. Our effective tax rate was approximately 2.7% for the three months ended June 30, 2016, which was lower than our U.S. federal statutory rate primarily due to the unfavorable impact of losses in foreign jurisdictions which have lower tax rates than the U.S. We review the expected annual effective income tax rate and make changes on a quarterly basis as necessary based on certain factors such as changes in forecasted annual operating income, changes to the actual and forecasted permanent book-to-tax differences, and changes resulting from the impact of tax law changes.

Results of operations for the six months ended June 30, 2017 compared to the six months ended June 30, 2016

The following table presents an overview of our results of operations for the six months ended June 30, 2017 and 2016 (in thousands):

	Six Months Ended June 30,
	2017	2016	$ Change
		(Restated)
Net revenues	$205,087	$199,347	$5,740
Cost of revenues*	93,810	94,331	(521)
Research and development	46,308	53,874	(7,566)
Selling, general and administrative	68,168	55,794	12,374
Net change in contingent consideration obligation	—	3,115	(3,115)
Restructuring charges	9,403	4,049	5,354
Depreciation and amortization	47,639	46,875	764
Total costs and expenses	265,328	258,038	7,290
Loss from continuing operations	$(60,241)	$(58,691)	$(1,550)

*	Cost of revenues excludes depreciation and amortization which is shown separately.

Net revenues increased $5.7 million to $205.1 million for the six months ended June 30, 2017, compared to the same period in 2016 due to an $4 million increase in Messaging from a full quarter of Messaging revenue related to the 2016 acquisition of Openwave and from new sales in the Japanese market; and a $5.9 million increase in Cloud revenue attributable to the deferral of revenue to future periods until the delivery of services was completed for revenue recognition, offset partially by a strategic decision to focus on tier 1 customer opportunities, a reduction in professional fees and the termination of a contract with an international carrier; partially offset by a $4.2 million decrease in Digital Transformation revenue resulting from the deferral in the first quarter of 2017 of revenue to future periods where the collectability was not reasonably assured, a decrease in digital activation and professional services revenue, and a decrease in revenue from the divestiture of the SpeechCycle business.

Cost of revenues decreased $0.5 million to $93.8 million for the six months ended June 30, 2017, compared to the same period in 2016. The decrease in 2017 was due cost cutting initiatives which reduced the following: (i) $7.2 million of customer related hosting fees and telecommunications costs and (ii) $1.3 million of personnel related costs. This was primarily offset by increased use of outside consulting, professional service fees, which amounted to an increase of $5.0 million and $1.1 million respectively. $2.1 million in increased maintenance costs also contributed to changes over prior period. These overall offsetting increases were driven by migration and integration costs associated with Intralinks acquisition.

Research and development expense decreased $7.6 million to $46.3 million for the six months ended June 30, 2017, compared to the same period in 2016 primarily due to the launch of our Enterprise solution and acquisition of Openwave in 2016 and the recent divestiture of our carrier activation business. The decrease in 2017 was driven primarily by a reduction in outside consulting fees and personnel and related costs through cost cutting efforts employed in outsourced research and development and through restructuring initiatives implemented in December 2016 and early 2017.

Selling, general and administrative expense increased $12.4 million to $68.2 million for the six months ended June 30, 2017, compared to the same period in 2016. The increase was primarily due to $11.1 million in merger and acquisition expense related to our Intralinks acquisition and a net increase in professional and consulting fees of approximately $5.4 million related to the Company’s accounting review and delayed filing of our Form 10-Q in 2017. These were partially offset by $3.2 million of decreased stock based compensation expense and $0.7 million in personnel and related costs related to our current and prior year restructuring initiatives.

Net change in contingent consideration obligation resulted in a decrease of $3.1 million for the six months ended June 30, 2017, as compared to the same period in 2016, due to the completion of the performance objectives in prior year period.

Restructuring charges increased $5.4 million to $9.4 million for the six months ended June 30, 2017 related to employment termination costs as a result of the work-force reduction plan started in March 2017 to reduce costs and align our resources with our key strategic priorities. We commenced separate workforce reduction plans in March 2016, December 2016, March 2017 and June 2017 designed to reduce costs and align our resources with our key strategic priorities. Material cash outlays for restructuring occur in the quarter in which the plan is initiated or the subsequent quarter.

Depreciation and amortization expense increased $0.8 million to $47.6 million for the six months ended June 30, 2017, compared to the same period in 2016. The increase was primarily related to the increase in depreciable fixed assets necessary for the continued expansion of our platforms and amortization of our newly acquired intangible assets related to our recent acquisitions.

Interest income increased $4.7 million to $5.9 million for the six months ended June 30, 2017, compared to the same period in 2016. Interest income increased primarily due to interest earned on our related party PIK note extended in connection with the sale of our BPO business.

Interest expense increased $19.1 million to $22.5 million for the six months ended June 30, 2017, compared to the same period in 2016 due primarily to an increase of approximately $18.0 million related to an increase in borrowings outstanding related to the 2017 Term Facility and $0.7 million related to our new Revolving Facility.

Other income (expense), net increased $2.3 million to a net other income of $2.6 million for the six months ended June 30, 2017, compared to a net other income of $0.3 million in the same period in 2016. Other net income increased primarily due to the $4.9 million pre-tax gain recognized on the divestiture of our SpeechCycle business, partially offset by net losses on foreign currency fluctuations.

Equity method investment earnings were $1.0 million for the six months ended June 30, 2017, compared to nil for the same period in 2016. The earnings in the six months of 2017 related to STIN.

Income tax benefit of approximately $5.2 million and $15.1 million were recognized for the six months ended June 30, 2017 and 2016, respectively. Our effective tax rate was approximately 7.0% for the six months ended June 30, 2017, which was lower than our U.S. federal statutory rate primarily due to the unfavorable impact of losses in foreign jurisdictions which have lower tax rates than the U.S. Our effective tax rate was approximately 25.0% for the six months ended June 30, 2016, which was lower than our U.S. federal statutory rate primarily due to the unfavorable impact of losses in foreign jurisdictions which have lower tax rates than the U.S. We review the expected annual effective income tax rate and make changes on a quarterly basis as necessary based on certain factors such as changes in forecasted annual operating income, changes to the actual and forecasted permanent book-to-tax differences, and changes resulting from the impact of tax law changes.

Liquidity and Capital Resources

As of June 30, 2017, our principal sources of liquidity have been cash provided by operations and proceeds from divestitures. Our cash, cash equivalents, marketable securities and restricted cash balance was $231.5 million at June 30, 2017. We anticipate that our principal uses of cash in the future will be to fund the expansion of our business through both organic growth and acquisition activities and the expansion of our customer base. Uses of cash will also include facility and technology expansion, significant integration and restructuring activities, capital expenditures, and working capital.

At June 30, 2017, our non-U.S. subsidiaries held approximately $44.2 million of cash and cash equivalents that are available for use by all of our operations around the world. At this time, we believe the funds held by all non-U.S. subsidiaries will be permanently reinvested outside of the U.S. However, if these funds were repatriated to the U.S. or used for U.S. operations, certain amounts could be subject to U.S. tax for the incremental amount in excess of the foreign tax paid. Due to the timing and circumstances of repatriation of these earnings, if any, it is not practical to determine the unrecognized deferred tax liability related to the amount.
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

The 2017 Term Facility bears interest at a rate equal to, at our option, the adjusted LIBOR rate for an applicable interest period or an alternate base rate, in each case, plus an applicable margin of 2.75% or 1.75%, respectively. The Revolving Facility initially bears interest at a rate equal to, at our option, the adjusted LIBOR rate or an alternate base rate, in each case, plus an applicable margin of 2.50% or 1.50%, respectively, subject to step-downs based on our ratio of first lien secured debt to adjusted earnings before interest, tax, depreciation and amortization (“EBITDA”), as defined in the 2017 Credit Agreement. We pay a commitment fee of 0.375% on the unused balance of the Revolving Facility. Interest is payable quarterly under the 2017 Credit Agreement.

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

Convertible Senior Notes

On August 12, 2014, we issued the 2019 Notes. The 2019 Notes mature on August 15, 2019, and bear interest at a rate of 0.75% per annum payable semi-annually in arrears on February 15 and August 15 of each year. We accounted for the $230.0 million face value of the debt as a liability and capitalized approximately $7.1 million of financing fees, related to the issuance. At June 30, 2017, the carrying amount of the liability was $227.0 million and the outstanding principal of the 2019 Notes was $230.0 million, with an effective interest rate of approximately 1.38%. For further details, see Note 7 - Debt of the Notes to Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q.

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

2017 Credit Agreement

As a result of the Company’s restatement, it was unable to comply with covenants requiring the timely delivery of audited financial statements and interim financial information. The Company obtained waivers to extend the dates by which the Company is required to deliver such financial information to June 30, 2017.

Waiver Agreement to 2017 Credit Agreement

On June 30, 2017, the Company, the Lenders and the Administrative Agent entered into a Limited Waiver to Credit Agreement (the “Waiver Agreement”) pursuant to which the Lenders agreed, subject to the limitations contained in the Waiver Agreement, to temporarily waive (the “Limited Waiver”) the anticipated event of default (the “Anticipated Event of Default”) resulting from our failure to deliver its first quarter 2017 financial statements, together with related items required under the 2017 Credit Agreement on or prior to June 30, 2017. In the absence of the Limited Waiver, after the occurrence of the Anticipated Event of Default the Lenders would be permitted to exercise their rights and remedies available to them under the 2017 Credit Facility with respect to an event of default. The Limited Waiver is designed to give us and the Lenders additional time to negotiate in good faith and document certain amendments to the 2017 Credit Facility.

As consideration for the Limited Waiver, we agreed to pay a consent fee to each Lender who consented to the Waiver Agreement in an amount equal to 0.15% of the aggregate principal amount of such consenting Lender’s revolving credit commitments and term loans outstanding under the 2017 Credit Agreement, which amount shall be credited against any consent fee that is required to be paid in connection with any subsequent waiver of the Anticipated Event of Default or related amendment of the 2017 Credit Agreement. In addition, we must pay the reasonable fees and expenses of counsel and other costs and expenses requested by the Administrative Agent on behalf of the Lenders and certain other fees as set forth in the Waiver Agreement.

Subsequent Events

Subsequent to June 30, 2017, the Company amended its 2017 Credit agreement and ultimately paid all outstanding amounts in full. Additionally, the Company received notice from Nasdaq with regards to noncompliance and issued certain equity instruments in 2017 and in the first quarter of 2018. Such transactions are described in detail in Note 7 - Debt, Note 9 - Stockholder’s Equity and in Note 14 - Subsequent Events Review, respectively.

Discussion of Cash Flows

A summary of net cash flows follows (in thousands):

	Six Months Ended June 30,
	2017	2016
		(Restated)
Net cash provided by (used in):
Operating activities	$(20,301)	$53,056
Investing activities	(817,863)	(100,161)
Financing activities	847,319	11,391

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

Cash flows from operating activities for the six months ended June 30, 2017 decreased by $73.4 million in comparison to the same period in 2016 due to a $28.7 million decrease in cash earnings primarily driven by higher restructuring payments, increased non-recurring acquisition costs and higher interest payments, as well as a $44.6 million decrease in cash from changes in working capital.

Cash flows used in investing activities for the six months ended June 30, 2017 increased by $717.7 million in comparison to the same period in 2016 primarily due to the purchase of Intralinks in 2017.

Cash flows from financing activities for the six months ended June 30, 2017 increased by $835.9 million in comparison to the same period in 2016 primarily due to $900.0 million in proceeds from the issuance of debt related to our purchase of Intralinks, partially offset by reduced borrowing from our revolving line of credit compared to the prior year period and repayments in the current year period.

Effect of Inflation

Although inflation generally affects us by increasing our cost of labor and equipment, we do not believe that inflation has had any material effect on our results of operations for the six months ended June 30, 2017 and 2016.

Contractual Obligations
Our contractual obligations consist of principal and interest related to our Convertible Senior Notes and 2017 Term Facility, contingent consideration, non-cancelable capital leases, operating leases or long-term agreements for office space, automobiles, office equipment and colocation services and contractual commitments under third-party hosting, software licenses and maintenance agreements. The following table summarizes our long‑term contractual obligations as of June 30, 2017 (in thousands).

	Payments Due by Period
	Total	Remainder of 2017	2018	2019 - 2020	2021 - 2022	Thereafter
Capital lease obligations (1)	$16,481	$1,232	$2,465	$4,347	$2,563	$5,874
Convertible Senior Notes	230,000	—	—	230,000	—	—
Interest (2)	3,665	862	1,725	1,078	—	—
Contingent consideration obligation	2,831	2,831	—	—	—	—
Operating lease obligations (3)	90,121	4,782	9,743	19,996	17,908	37,692
Purchase obligations (4)	26,347	9,472	7,888	8,987	—	—
Other long-term liabilities (5)	4,542	—	3,466	1,076	—	—
Total	$373,987	$19,179	$25,287	$265,484	$20,471	$43,566
__________________________________________________________

(1)	Amount includes the Pennsylvania facility lease and the VCHS data center.

(2)	Represents the interest on the Convertible Senior Notes.

(3)	Amount represents the fair value of the contingent consideration obligation of our Razorsight acquisition and is based on actual achievements of financial targets and milestones as of June 30, 2017.

(4)	Amount represents obligations associated with colocation agreements and other customer delivery related purchase obligations.

(5)	Amount represents unrecognized tax positions recorded in our balance sheet. Although the timing of the settlement is uncertain, we believe this amount will be settled within 3 years.

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

There were no significant changes in our critical accounting policies and estimates discussed in our Form 10-K during the three months ended June 30, 2017.  Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2017 for a more complete discussion of our critical accounting policies and estimates.

Recently Issued Accounting Standards

For a discussion of recently issued accounting standards see Note 2 - Basis of Presentation and Consolidation included in Part I, Item 1. “Notes to Condensed Consolidated Financial Statements (unaudited)” of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2017 and December 31, 2016 that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

The primary objective of our investment activities is to preserve our capital for the purpose of funding operations, while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and short- and long-term investments in a variety of securities, which could include commercial paper, money market funds and corporate and government debt securities. Our cash, cash equivalents and marketable securities at June 30, 2017 and December 31, 2016 were invested in liquid money market accounts, certificates of deposit and government securities. All market-risk sensitive instruments were entered into for non-trading purposes.

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

Interest Rate Risk

We are exposed to the risk of interest rate fluctuations on the interest income earned on our cash and cash equivalents. A hypothetical 100 basis point movement in interest rates applicable to our cash and cash equivalents outstanding at June 30, 2017 would increase interest income by less than $0.2 million on an annual basis.

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

Based on our outstanding borrowings at June 30, 2017, a one-percentage point change in interest rates would have affected interest expense on the debt by $9.0 million on an annualized basis.

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
10.1†
Employment Agreement dated as of April 27, 2017 between the Registrant and Lawrence R. Irving, incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017.

10.2†
Employment Agreement dated as of May 1, 2017 between the Registrant and Robert Garcia, incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017.

10.3†
Executive Employment Letter dated as of May 5, 2017 between the Registrant and Daniel Rizer, incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017.

10.4†
Executive Employment Letter dated as of May 5, 2017 between the Registrant and Christopher Putnam, incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a‑14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes‑Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a‑14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes‑Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to Rule 13a‑14(b) of the Exchange Act and section 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes‑Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to Rule 13a‑14(b) of the Exchange Act and section 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes‑Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Schema Document.
101.CAL	XBRL Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Labels Linkbase Document.
101.PRE	XBRL Presentation Linkbase Document.
__________________________________________________________

†	Compensation Arrangement.

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