Form 10-Q
period 2017-09-30
SYNCHRONOSS TECHNOLOGIES INC
filed 2018-07-09
CIK 1131554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

SYNCHRONOSS TECHNOLOGIES, INC.
FORM 10-Q INDEX

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

SYNCHRONOSS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (In thousands)

	September 30, 2017	December 31, 2016
		(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$210,070	$169,801
Restricted cash**	6,164	41,632
Marketable securities	4,167	12,506
Accounts receivable, net of allowances of $5,114 and $1,761 at September 30, 2017 and December 31, 2016, respectively	85,508	107,474
Prepaid and other current assets	67,282	38,277
Assets held for sale, current*	63,094	—
Total current assets	436,285	369,690
Marketable securities	487	2,974
Property and equipment, net	125,179	158,205
Goodwill	235,857	224,651
Intangible assets, net	140,464	162,968
Deferred tax assets	32,355	13,286
Other assets	8,469	8,658
Note receivable from related party	85,261	70,269
Equity method investment	44,668	43,650
Assets held for sale, non-current*	892,955	—
Total assets	$2,001,980	$1,054,351

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,855	$17,057
Accrued expenses	60,760	76,882
Deferred revenues	97,267	57,430
Contingent consideration obligation	2,831	2,833
Short-term debt	869,011	29,000
Liabilities held for sale, current*	75,162	—
Total current liabilities	1,120,886	183,202
Lease financing obligation	11,558	12,450
Convertible debt, net of debt issuance costs	227,351	226,291
Deferred tax liabilities	16,577	3,508
Deferred revenues	32,025	65,630
Other liabilities	8,906	8,193
Liabilities held for sale, non-current*	111,743	—
Commitments and contingencies (Note 13)
Redeemable noncontrolling interest	25,280	25,280
Stockholders’ equity:
Common stock, $0.0001 par value; 100,000 shares authorized, 52,452 and 50,388 shares issued; 47,393 and 45,292 outstanding at September 30, 2017 and December 31, 2016, respectively	5	5
Treasury stock, at cost (5,059 and 5,096 shares at September 30, 2017 and December 31, 2016, respectively)	(105,584)	(106,631)
Additional paid-in capital	592,550	571,153
Accumulated other comprehensive loss	(23,387)	(42,350)
Retained earnings (accumulated deficit)	(15,930)	107,620
Total stockholders’ equity	447,654	529,797
Total liabilities and stockholders’ equity	$2,001,980	$1,054,351
* See Note 4 - Acquisitions and Divestitures for transactions classified as held for sale.
** See Note 6 - Investments in Affiliates and Related Transactions for related party transactions reflected in this account

See accompanying notes to condensed consolidated financial statements.

SYNCHRONOSS TECHNOLOGIES, INC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017		2016
		(Restated)			(Restated)
Net revenues	$91,015	$119,936	$296,102		$319,283
Costs and expenses:
Cost of revenues**	45,576	49,138	139,386		143,469
Research and development	20,926	31,030	67,234		84,904
Selling, general and administrative	34,881	28,827	103,049		84,621
Net change in contingent consideration obligation	—	(1,349)	—		1,766
Restructuring charges	2,312	924	11,715		4,973
Depreciation and amortization	23,459	23,592	71,098		70,467
Total costs and expenses	127,154	132,162	392,482		390,200
Loss from continuing operations	(36,139)	(12,226)	(96,380)		(70,917)
Interest income	3,274	271	9,157		1,492
Interest expense	(25,555)	(1,596)	(48,016)		(5,006)
Other expense, net	(256)	(151)	2,374		136
Equity method investment income	645	—	1,626		—
Loss from continuing operations, before taxes	(58,031)	(13,702)	(131,239)		(74,295)
Benefit for income taxes	12,825	3,610	17,973		18,760
Net loss from continuing operations	(45,206)	(10,092)	(113,266)	—	(55,535)
Net income (loss) from discontinued operations, net of tax*	8,842	9,307	(14,067)		27,106
Net loss	(36,364)	(785)	(127,333)		(28,429)
Net loss attributable to redeemable noncontrolling interests	(1,276)	(3,347)	(6,980)		(9,494)
Net loss attributable to Synchronoss	$(35,088)	$2,562	$(120,353)		$(18,935)

Basic:
Continuing operations	$(0.98)	$(0.15)	$(2.38)		$(1.06)
Discontinued operations*	0.20	0.21	(0.32)		0.62
	$(0.78)	$0.06	$(2.70)		$(0.44)
Diluted:
Continuing operations	$(0.98)	$(0.15)	$(2.38)		$(1.06)
Discontinued operations*	0.20	0.21	(0.32)		0.62
	$(0.78)	$0.06	$(2.70)		$(0.44)
Weighted-average common shares outstanding:
Basic	44,893	43,560	44,576		43,469
Diluted	44,893	43,560	44,576		43,469

* See Note 4 - Acquisitions and Divestitures for transactions classified as discontinued operations.
**Cost of revenues excludes depreciation and amortization which is shown separately.

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited) (In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30, 2017
	2017	2016	2017	2016
		(Restated)		(Restated)
Net loss	$(36,364)	$(785)	$(127,333)	$(28,429)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	4,631	2,614	17,003	5,962
Unrealized (loss) income on available for sale securities	(7)	147	20	145
Net income on intra-entity foreign currency transactions	932	300	1,940	662
Total other comprehensive income, net of tax	5,556	3,061	18,963	6,769
Comprehensive loss	(30,808)	2,276	(108,370)	(21,660)
Comprehensive loss attributable to redeemable noncontrolling interests	(1,276)	(3,347)	(6,980)	(9,494)
Comprehensive (loss) income attributable to Synchronoss	$(29,532)	$5,623	$(101,390)	$(12,166)

SYNCHRONOSS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2017	2016
		(Restated)
Operating activities:
Net loss continuing operations	$(113,266)	$(55,535)
Net (loss) income from discontinued operations*	(14,067)	27,106

Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization expense	71,098	70,467
Discontinued operations non-cash and working capital adjustments*	68,377	1,253
Stock-based compensation	14,427	24,033
Amortization of debt issuance costs	12,523	1,197
Accrued PIK interest	(8,805)	—
Earnings loss from equity method investments	(1,626)	—
Gain on disposals	(4,947)	(70)
Amortization of bond premium	219	1,214
Deferred income taxes	(8,937)	(12,801)
Non-cash interest on leased facility	920	763
Contingent consideration obligation	(2)	1,766
Changes in operating assets and liabilities:
Accounts receivable, net of allowance for doubtful accounts	24,029	(62,109)
Prepaid expenses and other current assets	(29,143)	27,277
Other assets	2,770	4,586
Accounts payable	(2,294)	(5,679)
Accrued expenses	(16,775)	(20,218)
Other liabilities	(326)	(26,911)
Deferred revenues	4,732	55,807
Net cash (used in) provided by operating activities	(1,093)	32,146

Investing activities:
Purchases of fixed assets	(10,315)	(33,377)
Purchases of intangible assets and capitalized software	(7,848)	(5,749)
Proceeds from the sale of Speechcycle	13,500	—
Purchases of marketable securities available-for-sale	(219)	(12,841)
Maturities of marketable securities available-for-sale	10,856	76,979
Equity investment	608	—
Investing activities in Discontinued Operations*	(11,429)	—
Investment in note receivable	(6,187)	—
Businesses acquired, net of cash	(815,008)	(86,482)
Net cash used in investing activities	(826,042)	(61,470)

	Nine Months Ended September 30,
	2017	2016
		(Restated)
Financing activities:
Proceeds from the exercise of stock options	2,460	9,382
Taxes paid on withholding shares	(410)	—
Debt issuance costs related to the Credit Facility and Revolving Facility	(3,692)	(1,346)
Debt issuance cost related to amendment	(16,776)	—
Debt issuance costs related to the 2017 Credit Agreement	(19,887)	—
Debt amendment costs related to long term debt	—	—
Proceeds from issuance of long term debt	900,000	—
Repayment of long term debt	(4,500)	—
Borrowings on revolving line of credit	—	144,000
Repayment of revolving line of credit	(29,000)	(106,000)
Repurchases of common stock	—	(40,025)
Proceeds from the sale of treasury stock in connection with an employee stock purchase plan	1,047	2,183
Repayments of capital lease obligations	(2,244)	(2,933)
Net cash provided by financing activities	826,998	5,261
Effect of exchange rate changes on cash	4,938	(490)
Net increase (decrease) in cash and cash equivalents	4,801	(24,553)
Cash, restricted cash and cash equivalents at beginning of period	211,433	147,872
Cash, restricted cash and cash equivalents at end of period	$216,234	$123,319

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$5,327	$3,935
Cash paid for interest	$48,589	$1,636

Supplemental disclosures of non-cash investing and financing activities:
Issuance of common stock in connection with Openwave acquisition	$—	$22,000
Issuance of common stock in connection with Intralinks acquisition	$4,700	$—

Cash and cash equivalents per Condensed Consolidated Balance Sheets	$210,070	$110,344
Restricted cash	6,164	12,975
Total cash, cash equivalents and restricted cash	$216,234	$123,319
* See Note 4 -Acquisitions and Divestitures for transactions classified as discontinued operations.

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

2. Basis of Presentation and Consolidation

The condensed consolidated financial statements as of September 30, 2017 and for the three and nine months ended September 30, 2017 and 2016 are unaudited, but in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods. They do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and related notes for 2017 and 2016 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, as they have been filed prior to this quarterly report on Form 10-Q and certain prior year amounts have been restated. Refer to Note 3 - Restatement of Previously Issued Consolidated Financial Statements and Note 14 - Subsequent Events Review for background on the restatement of previously issued financial statements and Nasdaq compliance, respectively. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the year ended December 31, 2017.

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

Restricted Cash

Restricted cash includes amounts to various deposits, escrows and other cash collateral that are restricted by contractual obligation. Restricted cash includes amounts to various deposits, escrows and other cash collateral that are restricted by contractual obligation. As of December 31, 2016, the Company held $30 million in escrow related to the Company’s guarantee of STIH’s Third Party Note. As of September 30, 2017, there was a zero balance related to the guarantee. $23.8 million was released upon assignment of certain customer contracts contributed in the sale of our BPO business. $6.2 million distribution was made to Goldman to fulfill the Company’s guarantee obligation to Goldman. Remaining amounts were primarily attributed to cash held in transit (see Note 6 - Investments in Affiliates and Related Transactions), and operating cash held by Zentry, which cannot be used to fulfill the obligations of the Company as a whole.

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

The effects of the restatement adjustments on the Company’s unaudited Condensed Consolidated financial statements as of September 30, 2016 and for the three and nine month periods ended are reflected in the tables below.

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

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

The following table presents the Condensed Consolidated Balance Sheet as previously reported, restatement adjustments and the Condensed Consolidated Balance Sheet as restated at December 31, 2016:

		Adjustments
(Unaudited)	As Previously Reported **	Revenue - Hosting	Revenue - Evidence of Arrangement and Other Revenue	Acquisitions & Divestiture	Capitalized Software and Other	Income Taxes	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$181,018	$—	$—	$—	$(11,217)	$—	$169,801
Restricted cash	—	—	—	—	41,632	—	41,632
Marketable securities	12,506	—	—	—	—	—	12,506
Accounts receivable, net	137,233	(344)	(36,509)	7,896	(802)	—	107,474
Prepaid expenses and other assets	33,696	—	—	1,408	(1,166)	4,339	38,277
Total current assets	364,453	(344)	(36,509)	9,304	28,447	4,339	369,690
Restricted cash	30,000	—	—	—	(30,000)	—	—
Marketable securities	2,974	—	—	—	—	—	2,974
Property and equipment, net	155,599	—	—	(823)	3,429	—	158,205
Goodwill	269,905	—	—	(41,358)	—	(3,896)	224,651
Intangible assets, net	203,864	—	—	(19,830)	(21,066)	—	162,968
Deferred tax assets	1,503	—	—	—	—	11,783	13,286
Other assets	7,541	—	—	(70)	1,187	—	8,658
Note receivable from related party	83,000	—	—	(12,731)	—	—	70,269
Equity method investment	45,890	—	—	(2,240)	—	—	43,650
Total Assets	$1,164,729	$(344)	$(36,509)	$(67,748)	$(18,003)	$12,226	$1,054,351

** Certain amounts reflected in this column have been adjusted for retrospective application of discontinued operations.

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

		Adjustments
(Unaudited)	As Previously Reported **	Revenue - Hosting	Revenue - Evidence of Arrangement and Other Revenue	Acquisitions & Divestiture	Capitalized Software and Other	Income Taxes	As Restated
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,770	$—	$—	$—	$1,287	$—	$17,057
Accrued expenses	69,435	—	5,274	971	246	956	76,882
Deferred revenues	27,542	33,398	(151)	(3,360)	1	—	57,430
Contingent consideration obligation	11,860	—	—	(9,027)	—	—	2,833
Short-term debt	29,000	—	—	—	—	—	29,000
Total current liabilities	153,607	33,398	5,123	(11,416)	1,534	956	183,202
Lease financing obligation - long term	12,121	—	—	41	288	—	12,450
Long-term debt	226,291	—	—	—	—	—	226,291
Deferred tax liability	49,822	—	—	—	—	(46,314)	3,508
Deferred revenues	12,134	52,965	531	—	—	—	65,630
Other liabilities	3,783	—	—	—	1,679	2,731	8,193
Redeemable noncontrolling interests	49,856	—	—	(28,813)	4,237	—	25,280
Commitments and contingencies
Stockholder's equity
Common stock	5	—	—	—	—	—	5
Treasury stock	(95,183)	—	—	—	(11,448)	—	(106,631)
Additional paid-in capital	575,093	—	—	(7,667)	3,727	—	571,153
Accumulated other comprehensive loss	(43,253)	—	658	—	138	107	(42,350)
Retained earnings	220,453	(86,707)	(42,821)	(19,893)	(18,158)	54,746	107,620
Total stockholders' equity	657,115	(86,707)	(42,163)	(27,560)	(25,741)	54,853	529,797
Total liabilities & stockholders' equity	$1,164,729	$(344)	$(36,509)	$(67,748)	$(18,003)	$12,226	$1,054,351

** Certain amounts reflected in this column have been adjusted for retrospective application of discontinued operations.

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

The following table presents the Condensed Consolidated Statement of Operations as previously reported, restatement adjustments and the Condensed Consolidated Statement of Operations as restated for the three months ended September 30, 2016.

		Adjustments
	As Previously Reported**	Revenue - Hosting	Revenue - Evidence of Arrangement and Other Revenue	Acquisitions & Divestiture	Capitalized Software and Other	Income Taxes	As Restated
Net revenues	$132,480	$(6,440)	$(7,648)	$1,544	$—	$—	$119,936
Costs and expenses:
Cost of revenues*	49,073	—	—	65	—	—	49,138
Research and development	28,141	—	—	—	2,889	—	31,030
Selling, general and administrative	30,934	2	(2,246)	156	(19)	—	28,827
Net change in contingent consideration obligation	572	—	—	(1,921)	—	—	(1,349)
Restructuring charges	924	—	—	—	—	—	924
Depreciation and amortization	24,692	—	—	(1,111)	11	—	23,592
Total costs and expenses	134,336	2	(2,246)	(2,811)	2,881	—	132,162
Loss from continuing operations	(1,856)	(6,442)	(5,402)	4,355	(2,881)	—	(12,226)
Interest income	271	—	—	—	—	—	271
Interest expense	(1,596)	—	—	—	—	—	(1,596)
Other expense, net	(167)	—	16	—	—	—	(151)
Loss from continuing operations, before taxes	(3,348)	(6,442)	(5,386)	4,355	(2,881)	—	(13,702)
Benefit for income taxes	(1,621)	—	—	—	—	5,231	3,610
Net loss from continuing operations	(4,969)	(6,442)	(5,386)	4,355	(2,881)	5,231	(10,092)
Net income from discontinued operations, net of tax	9,802	—	(2,427)	(272)	(1)	2,205	9,307
Net loss	4,833	(6,442)	(7,813)	4,083	(2,882)	7,436	(785)
Net loss attributable to redeemable noncontrolling interests	(2,843)	—	—	—	(504)	—	(3,347)
Net loss attributable to Synchronoss	$7,676	$(6,442)	$(7,813)	$4,083	$(2,378)	$7,436	$2,562

Basic:
Continuing operations	$(0.05)						$(0.15)
Discontinued operations	0.23						0.21
	$0.18						$0.06
Diluted:
Continuing operations	$(0.05)						$(0.15)
Discontinued operations	0.23						0.21
	$0.18						$0.06
Weighted-average common shares outstanding:
Basic	43,560						43,560
Diluted	43,560						43,560

*	Cost of services excludes depreciation and amortization which is shown separately.

**	Certain amounts reflected in this column have been adjusted for retrospective application of discontinued operations.

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

The following table presents the Condensed Consolidated Statement of Operations as previously reported, restatement adjustments and the Condensed Consolidated Statement of Operations as restated for the nine months ended September 30, 2016:

		Adjustments
	As Previously Reported**	Revenue - Hosting	Revenue - Evidence of Arrangement and Other Revenue	Acquisitions & Divestiture	Capitalized Software and Other	Income Taxes	As Restated
Net revenues	$354,954	$(17,161)	$(9,523)	$(8,987)	$—	$—	$319,283
Costs and expenses:
Cost of revenues*	143,988	—	—	(107)	(412)	—	143,469
Research and development	78,408	—	—	—	6,496	—	84,904
Selling, general and administrative	87,809	155	(2,718)	536	(1,161)	—	84,621
Net change in contingent consideration obligation	7,299	—	—	(5,533)	—	—	1,766
Restructuring charges	4,973	—	—	—	—	—	4,973
Depreciation and amortization	74,009	—	—	(3,333)	(209)	—	70,467
Total costs and expenses	396,486	155	(2,718)	(8,437)	4,714	—	390,200
Loss from continuing operations	(41,532)	(17,316)	(6,805)	(550)	(4,714)	—	(70,917)
Interest income	1,492	—	—	—	—	—	1,492
Interest expense	(5,006)	—	—	—	—	—	(5,006)
Other expense, net	(186)	—	322	—	—	—	136
Loss from continuing operations, before taxes	(45,232)	(17,316)	(6,483)	(550)	(4,714)	—	(74,295)
Benefit for income taxes	814	—	—	—	—	17,946	18,760
Net loss from continuing operations	(44,418)	(17,316)	(6,483)	(550)	(4,714)	17,946	(55,535)
Net income from discontinued operations, net of tax	30,865	—	(5,726)	(272)	—	2,239	27,106
Net loss	(13,553)	(17,316)	(12,209)	(822)	(4,714)	20,185	(28,429)
Net loss attributable to redeemable noncontrolling interests	(8,836)	—	—	—	(658)	—	(9,494)
Net loss attributable to Synchronoss	$(4,717)	$(17,316)	$(12,209)	$(822)	$(4,056)	$20,185	$(18,935)

Basic:
Continuing operations	$(0.82)						$(1.06)
Discontinued operations	0.71						0.62
	$(0.11)						$(0.44)
Diluted:
Continuing operations	$(0.82)						$(1.06)
Discontinued operations	0.71						0.62
	$(0.11)						$(0.44)
Weighted-average common shares outstanding:
Basic	43,488						43,469
Diluted	43,488						43,469

*	Cost of services excludes depreciation and amortization which is shown separately.

**	Certain amounts reflected in this column have been adjusted for retrospective application of discontinued operations.

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

The following table presents the Condensed Consolidated Statement of Comprehensive (loss) as previously reported, restatement adjustments and the Condensed Consolidated Statement of Comprehensive Income (Loss) as restated for the three months ended September 30, 2016:

		Adjustments
	As Previously Reported**	Revenue - Hosting	Revenue - Evidence of Arrangement and Other Revenue	Acquisitions & Divestiture	Capitalized Software and Other	Income Taxes	As Restated
Net (loss)	$4,833	$(6,442)	$(7,813)	$4,083	$(2,882)	$7,436	$(785)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	2,645	—	(31)	—	—	—	2,614
Unrealized loss on available for sale securities	147	—	—	—	—	—	147
Net income on intra-entity foreign currency transactions	300	—	—	—	—	—	300
Total other comprehensive income, net of tax	3,092	—	(31)	—	—	—	3,061
Comprehensive loss	7,925	(6,442)	(7,844)	4,083	(2,882)	7,436	2,276
Comprehensive loss attributable to redeemable noncontrolling interests	(2,843)	—	—	—	(504)	—	(3,347)
Comprehensive (loss) income attributable to Synchronoss	$10,768	$(6,442)	$(7,844)	$4,083	$(2,378)	$7,436	$5,623

**	Certain amounts reflected in this column have been adjusted for retrospective application of discontinued operations.

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

The following table presents the Condensed Consolidated Statement of Comprehensive (Loss) as previously reported, restatement adjustments and the Condensed Consolidated Statement of Comprehensive Income (loss) as restated for the nine months ended September 30, 2016:

		Adjustments
	As Previously Reported**	Revenue - Hosting	Revenue - Evidence of Arrangement and Other Revenue	Acquisitions & Divestiture	Capitalized Software and Other	Income Taxes	As Restated
Net (loss) gain	$(13,553)	$(17,316)	$(12,209)	$(822)	$(4,714)	$20,185	$(28,429)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	6,089	—	(146)	—	19	—	5,962
Unrealized gain (loss) on available for sale securities	145	—	—	—	—	—	145
Net income (loss) on intra-entity foreign currency transactions	662	—	—	—	—	—	662
Total other comprehensive income (loss), net of tax	6,896	—	(146)	—	19	—	6,769
Comprehensive income (loss)	(6,657)	(17,316)	(12,355)	(822)	(4,695)	20,185	(21,660)
Comprehensive income (loss) attributable to redeemable noncontrolling interests	(8,836)	—	—	—	(658)	—	(9,494)
Comprehensive income (loss) attributable to Synchronoss	$2,179	$(17,316)	$(12,355)	$(822)	$(4,037)	$20,185	$(12,166)

**	Certain amounts reflected in this column have been adjusted for retrospective application of discontinued operations.

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

The following table presents the Condensed Consolidated Statement of Cash Flows as previously reported, restatement adjustments, and the Condensed Consolidated Statement of Cash Flows as adjusted for the nine months ended September 30, 2016:

	As Previously Reported	Adjustments	As Restated
Operating activities:
Net loss continuing operations	$(44,418)	$(11,117)	$(55,535)
Net loss from discontinued operations	30,865	(3,759)	27,106
Adjustments to reconcile net loss to net cash provided by operating activities:	115,356	(27,534)	87,822
Changes in operating assets and liabilities:	(45,319)	18,072	(27,247)
Net cash (used in) provided by operating activities	56,484	(24,338)	32,146

Investing activities:
Net cash used in investing activities	(80,479)	19,009	(61,470)

Financing activities:
Net cash provided by financing activities	(1,915)	7,176	5,261
Effect of exchange rate changes on cash	1,595	(2,085)	(490)
Net increase (decrease) in cash and cash equivalents	(24,315)	(238)	(24,553)
Cash, restricted cash and cash equivalents at beginning of period	147,634	238	147,872
Cash, restricted cash and cash equivalents at end of period	123,319	—	123,319

Cash and cash equivalents per the Condensed Consolidated Balance Sheet	123,319	(12,975)	110,344
Restricted cash per the Condensed Consolidated Balance Sheet	—	12,975	12,975
Total cash, cash equivalents and restricted cash	$123,319	$—	$123,319

Supplemental disclosures of cash flow information:
Cash paid for income taxes	3,935	—	3,935
Cash paid for interest	$1,636	$—	$1,636

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

Assets Held For Sale Classification

In the second quarter of 2017, the Company received a non-binding indication of interest from Siris to acquire the Company and the Company’s Board of Directors decided to explore a broad range of strategic alternatives to a sale of the Company, which included the sale of Intralinks. With the closing of the Intralinks Transaction on November 14, 2017, and as a result of this plan of disposal, the assets and liabilities of Intralinks have been classified as held for sale in our Consolidated Condensed Balance Sheet at September 30, 2017. The Company has also presented the operations of the business as discontinued operations in the Consolidated Condensed Statement of Operations for the nine months ended September 30, 2017 to provide consistent presentation with our recently filed Form 10-K for the year ended December 31, 2017 and with our subsequent filings of all of the Company’s quarterly reports on Form 10-Q in 2017. The Company’s election to disclose such amounts as held for sale are due to continued reporting delays of this Form 10-Q as part of the Company’s restatement process.

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

Acquisition-Related Costs

Total acquisition-related costs recognized during the nine months ended September 30, 2017 and 2016 including transaction costs such as legal, accounting, valuation and other professional services, were $13.4 million and $2.5 million, respectively, and are included in selling, general and administrative expense in the Condensed Consolidated Statements of Operations.

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

The following is a summary of the operating results of BPO which have been reflected within income from discontinued operations, net of tax:

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

	Three Months Ended September 30, 2016 (Restated)	Nine Months Ended September 30, 2016 (Restated)
Net revenues	$41,241	$115,705
Costs and expenses:
Cost of services	28,157	73,016
Selling, general and administrative	719	2,156
Total costs and expenses	28,876	75,172
Income from discontinued operations before taxes	12,365	40,533
Provision for income taxes	(3,058)	(13,427)
Discontinued operations, net of taxes	$9,307	$27,106

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

The following is a summary of the operating results of Intralinks during the quarter ended September 30, 2017, which have been reflected within income from discontinued operations, net of tax:

	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Net revenues	$71,571	$175,782
Costs and expenses:
Cost of services	9,541	30,337
Research and development	4,633	17,085
Selling, general and administrative	30,010	99,528
Net change in contingent consideration obligation	—	—
Restructuring charges	373	15,806
Depreciation and amortization	12,879	35,569
Total costs and expenses	57,436	198,325
Income (loss) from discontinued operations	14,135	(22,543)
Other income, net	515	1,442
Income (loss) from discontinued operations, before taxes	14,650	(21,101)
(Provision) benefit for income taxes	(5,808)	7,034
Discontinued operations, net of taxes	$8,842	$(14,067)

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

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

The following is a summary of assets, liabilities and redeemable noncontrolling interests and their related classifications under the fair value hierarchy:

	September 30, 2017
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Cash, cash equivalents and restricted cash (1)	$216,234	$216,234	$—	$—
Marketable securities-short term (2)	4,167	—	4,167	—
Marketable securities-long term (2)	487	—	487	—
Total assets	$220,888	$216,234	$4,654	$—
Liabilities
Contingent interest derivative (3)	$288	$—	$—	$288
Contingent consideration obligation	2,831	—	—	2,831
Total liabilities	$3,119	$—	$—	$3,119
Temporary Equity
Redeemable noncontrolling interests (4)	$25,280	$—	$—	$25,280
Total temporary equity	$25,280	$—	$—	$25,280

	December 31, 2016 (Restated)
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Cash, cash equivalents and restricted cash (1)	$211,433	$211,433	$—	$—
Marketable securities-short term (2)	12,506	—	12,506	—
Marketable securities-long term (2)	2,974	—	2,974	—
Total assets	$226,913	$211,433	$15,480	$—
Liabilities
Contingent consideration obligation	$2,833	$—	$—	$2,833
Total liabilities	$2,833	$—	$—	$2,833
Temporary Equity
Redeemable noncontrolling interests (4)	$25,280	$—	$—	$25,280
Total temporary equity	$25,280	$—	$—	$25,280

(1)	Cash equivalents primarily included money market funds.

(2)	Marketable securities is comprised of municipal bonds and certificates of deposit.

(3)	Contingent interest derivative related to convertible debt is included in accrued expenses, for further details see Note 7 - Debt.

(4)
Put arrangements held by the noncontrolling interests in certain of the Company’s joint ventures. During the nine months ended September 30, 2017, the carrying amount of the redeemable noncontrolling interests was greater than the fair value and accordingly no adjustment to the carrying value was recorded.

Available-for-Sale Securities

The Company utilizes the market approach to measure fair value for its financial assets. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets. The Company’s marketable securities investments classified as Level 2 primarily utilize broker quotes in a non-active market for valuation of these securities. No transfers between Level 1, Level 2 and Level 3 of the fair value measurement hierarchy occurred during the nine months ended September 30, 2017.

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Unrealized gains and losses are reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity. There were no sales of marketable securities during the nine months ended September 30, 2017 and 2016. The cost of securities sold is based on the specific identification method. The Company evaluates investments with unrealized losses to determine if the losses are other than temporary. The Company has determined that the gross unrealized losses at September 30, 2017 and 2016 are temporary. In making this determination, the Company considered the financial condition, credit ratings and near-term prospects of the issuers, the underlying collateral of the investments, and the magnitude of the losses as compared to the cost and the length of time the investments have been in an unrealized loss position. Additionally, while the Company classifies the securities as available for sale, the Company does not currently intend to sell such investments and it is more likely than not to recover the carrying value prior to being required to sell such investments.

At September 30, 2017 and December 31, 2016, the estimated fair value of investments classified as available-for-sale, were as follows:

	September 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities:
Certificates of deposit	250	—	—	250
Municipal bonds	4,407	1	(4)	4,404
Total marketable securities	$4,657	$1	$(4)	$4,654

As of September 30, 2017, an insignificant amount of accumulated unrealized losses related to investments that have been in a continuous unrealized loss position for 12 months or longer. The aggregate related fair value of investment with unrealized losses was approximately $3.4 million.

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

Contractual maturities of marketable debt securities are as follows:

	September 30, 2017
	Amortized Cost	Fair Value
Due within one year	$4,170	$4,167
Due after 1 year through 5 years	487	487
Total available-for-sale securities	$4,657	$4,654

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Contingent Consideration

The Company determined the fair value of the contingent consideration related to the acquisition of Razorsight Corporation (“Razorsight”) using a real options approach which uses a risk-adjusted expected growth rate based on assessments of expected growth in revenue, adjusted by an appropriate factor. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement. The significant unobservable inputs used in the fair value measurement of the Company’s contingent consideration obligation are the probabilities of achieving certain financial targets and contractual milestones and a risk-adjusted rate of 2.19%. Significant changes in any of those probabilities in isolation may result in a higher (lower) fair value measurement. No changes in valuation techniques occurred during the nine months ended September 30, 2017.

The changes in fair value of the Company’s Level 3 contingent consideration obligation during the nine months ended September 30, 2017 were as follows:

Balance at December 31, 2016 (Restated)	$2,833
Fair value adjustment to contingent consideration obligation included in net income	(2)
Balance at September 30, 2017	$2,831

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

The changes in redeemable noncontrolling interests classified as Level 3 measurements were as follows:

Balance at December 31, 2016 (Restated)	$25,280
Fair value adjustment	6,980
Net loss attributable to interests in subsidiaries	(6,980)
Balance at September 30, 2017	$25,280

6. Investments in Affiliates and Related Transactions

Sequential Technology International, LLC (“STIN”)

The Company includes investments which are accounted for using the equity method, under the caption equity method investments on the Company’s Condensed Consolidated Balance Sheets. As of September 30, 2017, the Company’s investments in equity interests was comprised of $44.7 million related to a 30% equity interest in STIN.

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

During the first nine months of 2017, the Company recorded $1.6 million equity income in the Condensed Consolidated Statement of Operations related to its investment in STIN. No impairment charges were recognized during the period.

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

•
Technical support service, including network infrastructure support and maintenance. The Company will provide access to use and support to ensure fully operational workstations (including personal computers), including desktop, workstation and network support to the PBX systems, including firewall and anti-virus protection

The Company recognized $12.5 million in revenue related to these services during the nine months ended September 30, 2017.

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

Seller Note

The Company holds a subordinated seller’s note receivable from STIH which has a carrying value of $85.3 million as of September 30, 2017, which is secured by STIH’s interest in STIN. The Company recognized $8.3 million in interest income related to this note during the first nine months of 2017. The related party note receivable earns paid-in-kind (“PIK”) interest at a rate equal to LIBOR plus 1100 basis points per annum and matures on June 16, 2022.

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

The following is a summary of the PIK note related balances as of September 30, 2017:

	Seller Note	Allowance	Unamortized Discount	Loan Accrued Interest	Distribution Note	Distribution Interest	Total
Balance at December 31, 2016 (Restated)	$83,000	$—	$(13,146)	$415	$—	$—	$70,269
Activity	—	—	720	7,860	6,187	225	14,992
Balance at September 30, 2017	$83,000	$—	$(12,426)	$8,275	$6,187	$225	$85,261

Related Party Balances

The STIN affiliate balances and their classification in the Condensed Consolidated Balance Sheets were as follows:

	Period Ended
	September 30, 2017	December 31, 2016
		(Restated)
Restricted cash (A)	$572	$—
Accounts receivable (B)	24,509	1,164
Total assets	$25,081	$1,164

(A)
The Company collected $0.6 million from STI customers, on behalf of STI, which remained outstanding as of September 30, 2017. This amount has been classified in short term restricted cash and in accrued expenses on the Condensed Consolidated Balance Sheets.

(B)
These amounts principally included revenues generated from the Cloud and Telephony Support Services agreement and pass-through of vendor expenses incurred during the transition and assignment of vendor contracts.

7. Debt

Total debt consists of the following:

	September 30, 2017	December 31, 2016
		(Restated)
Convertible Senior Notes	$230,000	$230,000
Credit Agreement	895,500	29,000
Total debt, principal amount	1,125,500	259,000
Debt issuance costs	(29,138)	(3,709)
Total debt, carrying value	$1,096,362	$255,291
Total short term debt, carrying value	$869,011	$29,000
Total long-term debt, carrying value	$227,351	$226,291

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

Holders of the 2019 Notes who convert their notes in connection with a qualifying fundamental change, as defined in the related indenture, may be entitled to a make-whole premium in the form of an increase in the conversion rate. Additionally, following the occurrence of a fundamental change, holders may require that the Company repurchase some or all of the 2019 Notes for cash at a repurchase price equal to 100% of the principal amount of the notes being repurchased, plus accrued and unpaid interest, if any. As of September 30, 2017, none of these conditions existed with respect to the 2019 Notes and as a result, the 2019 Notes are classified as long term.

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

At September 30, 2017, the carrying amount of the liability was $227.4 million and the outstanding principal of the 2019 Notes was $230.0 million, with an effective interest rate of approximately 1.38%. The fair value of the 2019 Notes was $216.6 million at September 30, 2017. The fair value of the liability of the 2019 Notes was determined using a discounted cash flow model based on current market interest rates available to the Company. These inputs are corroborated by observable market data for similar liabilities and therefore classified within Level 2 of the fair-value hierarchy.

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

Interest expense for the Company’s 2019 Notes related to the contractual interest coupon and contingent interest liability is noted below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
		(Restated)		(Restated)
Contractual interest expense	$431	$431	$1,294	$1,294
Contingent interest expense	—	—	288	—

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

The Convertible Senior Notes consisted of the following:

	September 30, 2017			December 31, 2016 (Restated)
	Principal Amount	Unamortized Debt Issuance Costs	Net Carrying Value	Principal Amount	Unamortized Debt Issuance Costs	Net Carrying Value
Convertible Senior Notes	$230,000	$2,649	$227,351	$230,000	$3,709	$226,291

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

The 2017 Term Facility consisted of the following:

	September 30, 2017
	Principal Amount	Unamortized Debt Issuance Costs	Net Carrying Value
Short term portion of the 2017 Term Facility	$895,500	$26,489	$869,011

As of September 30, 2017, the Company had made principal payments of $4.5 million on the 2017 Term Facility.

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

In addition to the above fees, the Company agreed to pay an additional fee of 25 basis points to the lenders based on the outstanding available principal balance to waive the default arising from the Company’s failure to deliver the 2017 Quarterly financial statements by October 17, 2017 for a period of one month from October 17, 2017. The Company identified this feature as an embedded derivative required to be bifurcated and accounted for separately from the debt agreement. As a result of probability of failing to meet this deadline, the Company recorded a contingent fee derivative of $2.5 million in the third quarter and subsequently paid this fee in the fourth quarter.

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

Interest expense and commitment fees under the Credit Facility and the Amended Credit Facility were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
		(Restated)		(Restated)
Commitment fees	$114	$154	$473	$272
Interest expense	12,411	230	29,071	753

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

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Interest Expense

The following table summarizes the Company’s interest expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
		(Restated)		(Restated)
Amended Credit Facility
Amortization of debt issuance costs	$—	93	$748	$137
Commitment fee	—	154	25	272
Interest on borrowings	—	230	24	753
2017 Term Facility
Amortization of debt issuance costs	1,021	—	2,376	—
Interest on borrowings	12,411	—	29,047	—
Contingent Interest Derivative	2,489	—	2,489	—
Amendment fees paid to third parties	5,716	—	5,716	—
Revolving Facility
Amortization of debt issuance costs	204	—	542	—
Commitment fee	114	—	448	—
Amendment fees paid to third parties	1,662	—	1,662	—
Convertible Senior Notes
Amortization of debt issuance costs	354	354	1,060	1,060
Interest on borrowings	431	431	1,294	1,294
Additional interest on default	—	—	288	—
Capital leases	243	227	729	685
Other	910	107	1,568	805
Total	$25,555	$1,596	$48,016	$5,006

8. Accumulated Other Comprehensive Income/(Loss)

The changes in accumulated other comprehensive (loss) during the nine months ended September 30, 2017, were as follows:

	Foreign Currency Translation Adjustment	Net income (Loss) on Intra-Entity Foreign Currency Transactions	Unrealized Holding Gains (Losses) on Available-for-Sale Securities	Total
Balance at December 31, 2016 (Restated)	$(37,311)	$(5,017)	$(22)	$(42,350)
Other comprehensive income	17,003	2,939	31	19,973
Tax effect	—	(999)	(11)	(1,010)
Total comprehensive income	17,003	1,940	20	18,963
Balance at September 30, 2017	$(20,308)	$(3,077)	$(2)	$(23,387)

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

9. Stockholders’ Equity

There were no significant changes to the Company’s authorized capital stock and preferred stock during the nine months ended September 30, 2017.

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

Preferred Stock

There were no shares of preferred stock outstanding as of September 30, 2017 or December 31, 2016. The Board of Directors is authorized to issue preferred shares and has the discretion to determine the rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences of preferred stock. Please see the subsequent event below regarding shares of preferred stock in 2018.

Registration Rights

There were no significant changes to the Company’s registration rights during the nine months ended September 30, 2017.

Stock Plans

There were no significant changes to the Company’s Stock Plans during the nine months ended September 30, 2017, at which point there were approximately 97,000 shares available for grant or award under the Company’s 2015 Equity Incentive Plan (the “2015 Plan”).

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Stock-Based Compensation

The following table summarizes stock-based compensation expense related to all of the Company’s stock awards included in operating expense categories for the three and nine months ended September 30, 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
		(Restated)		(Restated)
Cost of revenues	$1,118	$1,680	$3,326	$4,595
Research and development	1,201	2,545	4,181	6,357
Selling, general and administrative	1,359	4,330	6,920	13,081
Total stock-based compensation expense	$3,678	$8,555	$14,427	$24,033

The following table summarizes information about stock-based compensation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
		(Restated)		(Restated)
Stock options	$1,534	$1,989	$4,522	$5,957
Restricted stock awards	2,092	6,360	9,523	17,420
Employee Stock Purchase Plan	52	206	382	656
Total stock-based compensation before taxes	$3,678	$8,555	$14,427	$24,033
Tax benefit	$974	$2,949	$2,686	$8,311

The total stock-based compensation cost related to unvested equity awards as of September 30, 2017 was approximately $71.1 million. The expense is expected to be recognized over a weighted-average period of approximately 2.64 years.

As part of the work force reduction driven by corporate restructuring initiated in 2016, the Company terminated certain employees in 2017 and accelerated the vesting of certain unvested restricted stock awards and stock options for these employees. The Company accounted for the acceleration of these awards as a result of the restructuring termination as a Type III modification under ASC Topic 718 and recorded a one-time expense of $1.1 million during the three months ended September 30, 2017.

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

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Stock Options

There were no significant changes to the Company’s Stock Option Plans during the nine months ended September 30, 2017.

The Company uses the Black-Scholes option pricing model for determining the estimated fair value for stock options. There were no options granted in the three months ended September 30, 2017. The weighted-average assumptions used in the Black-Scholes option pricing model are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
		(Restated)		(Restated)
Expected stock price volatility	0.0%	42.5%	49.2%	44.7%
Risk-free interest rate	0.0%	0.9%	1.7%	1.2%
Expected life of options (in years)	0.00	4.00	4.03	4.00
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Weighted-average fair value (grant date) of the options	$—	$12.29	$7.79	$11.08

There were no options granted in the three months ended September 30, 2017.

The following table summarizes information about stock options outstanding:

Options	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2016 (Restated)	2,306	$32.43
Options Granted	1,380	20.61
Options Exercised	(104)	23.68
Options Cancelled	(795)	28.19
Outstanding at September 30, 2017	2,787	$28.11	4.10	$241
Vested and expected to vest at September 30, 2017	2,738	$28.05	4.08	$241
Vested and exercisable at September 30, 2017	1,245	$32.09	3.09	$241

The below table summarizes additional information related to the Company’s awards:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
		(Restated)		(Restated)
Total intrinsic value for stock options exercised	$—	$2,157	$1,007	$5,796

There were no options exercised in the three months ended September 30, 2017.

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Awards of Restricted Stock and Performance Stock

There were no significant changes to the Company’s restricted stock award (“Restricted Stock”) and performance stock plan during the nine months ended September 30, 2017.

A summary of the Company’s non-vested restricted stock at September 30, 2017, and changes during the nine months ended September 30, 2017, is presented below:

Non-Vested Restricted Stock	Number of Awards	Weighted- Average Grant Date Fair Value
Non-vested at December 31, 2016 (Restated)	1,645	$36.27
Granted	3,204	19.35
Vested	(872)	31.90
Forfeited	(718)	26.51
Non-vested at September 30, 2017	3,259	$22.95

Restricted stock awards are granted subject to other service conditions or service and performance conditions (“Performance-Based Awards”). Restricted stock and performance-based awards are measured at the closing stock price at the date of grant and are recognized straight line over the requisite service period. In the third quarter of 2017, the Company issued 270,965 shares of market based awards. During the first quarter of 2017, the Company issued 43,413 shares of restricted stock related to the 2016 performance share objectives. Of the 3,259,759 non-vested restricted awards and units outstanding under the 2015 Plan as of September 30, 2017, 574,226 awards represents the forecasted number of awards whereby vesting is contingent on meeting certain performance conditions based on Revenue and EBITDA for the Company with an average grant date price of $19.20.

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

Stock Plans

During the 3 months ended September 30, 2017, the Company’s Board of Directors approved the issuance of market-based restricted stock to certain executives which are eligible to vest if the volume-weighted average closing price over 20 consecutive trading days equals or exceeds certain stock prices during the specific performance period from July 2017 to July 2019. The Company utilized the Monte Carlo simulation to estimate the fair value of the restricted stock on its grant date.

Share Repurchase Program

On February 4, 2016, the Company announced that our Board of Directors approved a share repurchase program under which we may repurchase up to $100.0 million of our outstanding common stock for 12 to 18 months following the announcement. In 2016, the Company repurchased approximately 1.3 million shares of the Company’s common stock under this program for an aggregate repurchase price of $40.0 million. There were no repurchases during the nine months ended September 30, 2017.

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

10. Restructuring

In March 2016 and December 2016, the Company initiated a work-force reduction as part of a corporate restructuring, with reductions occurring across all levels and departments within the Company, primarily in an effort to reduce costs subsequent to an acquisition or divestiture. These measures were intended to reduce costs and to align the Company’s resources with its key strategic priorities. The Company authorized additional work force reduction initiatives throughout 2017. As of September 30, 2017, there were $2.3 million of accrued restructuring charges on the Condensed Consolidated Balance Sheets.

A summary of the Company’s restructuring accrual at September 30, 2017 and changes during the nine months ended September 30, 2017, are presented below:

	Balance at December 31, 2016 (Restated)	Charges	Payments	Other Adjustments[1]	Balance at September 30, 2017
Employment termination costs	$1,181	$11,715	$(10,557)	$(31)	$2,308
Facilities consolidation	40	—	(12)	—	28
Total	$1,221	$11,715	$(10,569)	$(31)	$2,336

[1]	Includes non-cash adjustments.

11. Income Taxes

The Company recognized approximately $18.0 million and $18.8 million in related income tax benefit during the nine months ended September 30, 2017 and 2016, respectively. The effective tax rate was approximately 13.7% for the nine months ended September 30, 2017, which was lower than our U.S. federal statutory rate primarily due to the unfavorable impact of losses in foreign jurisdictions, which have lower tax rates than the U.S. Our effective tax rate was approximately 25.3% for the nine months ended September 30, 2016, which was lower than our U.S. federal statutory rate primarily due to the unfavorable impact of losses in foreign jurisdictions, which have lower tax rates than the U.S. We review the expected annual effective income tax rate and make changes on a quarterly basis as necessary based on certain factors such as changes in forecasted annual operating income, changes to the actual and forecasted permanent book-to-tax differences, and changes resulting from the impact of tax law changes.

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

	Three Months Ended September 30,		Nine Months Ended September 30, 2017
	2017	2016	2017	2016
		(Restated)		(Restated)
Numerator - Basic:
Net loss from continuing operations	$(45,206)	$(10,092)	$(113,266)	$(55,535)
Net loss attributable to redeemable noncontrolling interests	(1,276)	(3,347)	(6,980)	(9,494)
Net loss from continuing operations attributable to Synchronoss	(43,930)	(6,745)	(106,286)	(46,041)

Income from discontinued operations, net of taxes	8,842	9,307	(14,067)	27,106
Net loss attributable to Synchronoss	$(35,088)	$2,562	$(120,353)	$(18,935)

Numerator - Diluted:
Net loss from continuing operations attributable to Synchronoss	$(43,930)	$(6,745)	$(106,286)	$(46,041)
Income effect for interest on convertible debt, net of tax	—	—		—
Net loss from continuing operations adjusted for the convertible debt	(43,930)	(6,745)	(106,286)	(46,041)

Income from discontinued operations, net of taxes	8,842	9,307	(14,067)	27,106
Net loss attributable to Synchronoss	$(35,088)	$2,562	$(120,353)	$(18,935)

Denominator:
Weighted average common shares outstanding — basic	44,893	43,560	44,576	43,469
Dilutive effect of:
Shares from assumed conversion of convertible debt [1]	—	—	—	—
Options and unvested restricted shares	—	—	—	—
Weighted average common shares outstanding — diluted	44,893	43,560	44,576	43,469

Basic EPS
Continuing operations	$(0.98)	$(0.15)	$(2.38)	$(1.06)
Discontinued operations	0.20	0.21	(0.32)	0.62
	$(0.78)	$0.06	$(2.70)	$(0.44)
Diluted EPS
Continuing operations	$(0.98)	$(0.15)	$(2.38)	$(1.06)
Discontinued operations	0.20	0.21	(0.32)	0.62
	$(0.78)	$0.06	$(2.70)	$(0.44)

Anti-dilutive stock options excluded	3,012	1,212	2,655	1,714
Non-vested shares of restricted stock awards and restricted stock units excluded	3,259	1,905	3,259	1,905

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

Guarantee

As part of its divestiture of its activation exception handling business in 2016, the Company provided a guarantee to Goldman for $30.0 million of the $40.0 million in senior debt extended by Goldman to STIH which is referenced as the Third Party Note in Note 6 - Investments in Affiliates and Related Transactions. At March 31, 2017, STIH missed its minimum earnings before interest, tax, depreciation and amortization (“EBITDA”) target under the Goldman loan. As a result, of STIH’s covenant violation, in June 2017, the Company distributed approximately $6.2 million to Goldman as previously defined, the Distribution Note. The remaining amounts guaranteed under the arrangement were released upon assignment of certain customer contracts. Under the terms of the PIK note with STIH, distributed amounts made by the Company to Goldman are added to the amounts outstanding under the PIK note. As of September 30, 2017, the Company has no further obligations to guarantee the debt outstanding to Goldman.

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

14. Subsequent Events Review

For further information about the Company’s significant events subsequent to the period ended September 30, 2017, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

Nasdaq Compliance

See Note 9 - Stockholder’s Equity sub-section, “Subsequent Events - Common Stock”, for a description of subsequent events regarding the untimely SEC filings and the suspension from trading with Nasdaq.

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

Restatement of Previously Issued Consolidated Financial Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations have been updated to reflect the effects of the restatement described in Note 3 - Restatement of Previously Issued Consolidated Financial Statements of the Notes to Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q. Within this section, we have also included a discussion of restated revenues for unaudited quarter of September 2016 before the discussion of our results of operations for our three and nine months ended September 30, 2017, compared to the relevant prior year quarter periods.

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

Our top five customers accounted for 76.4% of net revenues for the nine months ended September 30, 2017. Contracts with these customers typically run for three to five years. Of these customers, Verizon accounted for more than 10% of our revenues in 2017. The loss of Verizon as a customer would have a material negative impact on our company. However, we believe that Verizon would encounter substantial costs in replacing Synchronoss’ solution.

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

Results of Operations

Three months ended September 30, 2017 compared to the three months ended September 30, 2016

The following table presents an overview of our results of operations for the three months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,
	2017	2016	$ Change
		(Restated)
Net revenues	$91,015	$119,936	$(28,921)
Cost of revenues*	45,576	49,138	(3,562)
Research and development	20,926	31,030	(10,104)
Selling, general and administrative	34,881	28,827	6,054
Net change in contingent consideration obligation	—	(1,349)	1,349
Restructuring charges	2,312	924	1,388
Depreciation and amortization	23,459	23,592	(133)
Total costs and expenses	127,154	132,162	(5,008)
Loss from continuing operations	$(36,139)	$(12,226)	$(23,913)

*	Cost of revenues excludes depreciation and amortization which is shown separately.

Net revenues decreased $28.9 million to $91.0 million for the three months ended September 30, 2017, compared to the same prior-year period, primarily due to a $25.8 million decrease in Cloud revenue from a strategic decision to focus on tier 1 customer opportunities, a reduction in professional fees and the termination of a contract with an international carrier; and a $3.9 million decrease in Messaging revenue from delays in the recognition of revenue due to the timing of the receipt of final acceptance from customers; partially offset by a $0.8 million increase in Digital Transformation revenue related to a decrease in revenue from the divestiture of the SpeechCycle asset offset by increases in transaction and professional services revenue.

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

Research and development expense decreased $10.1 million to $20.9 million for the three months ended September 30, 2017, compared to the same prior-year period primarily due to costs reductions related to the 2016 divestiture of our carrier activation business, prior year restructuring initiatives and the 2016 launch of our Enterprise solution, which drove decreases of $5.3 million in personnel and related costs, $3.8 million in outside consulting fees and $1.3 million in stock based compensation.

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

Net change in contingent consideration obligation resulted in a $1.3 million change to zero for the three months ended September 30, 2017, as compared to a credit of $1.3 million in the same prior-year period. The decrease was due to the completion of the earn-out periods in 2016.

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

Equity method investment earnings were $0.6 million for the three months ended September 30, 2017, compared to nil for the same period in 2016. The earnings in the three month period of 2017 related to STIN.

Income tax benefit recognized was approximately $12.8 million during the three months ended September 30, 2017, compared to $3.6 million during the three months ended September 30, 2016. Our effective tax rate was approximately 22.1% for the three months ended September 30, 2017, which was lower than our U.S. federal statutory rate primarily due to the unfavorable impact of losses in foreign jurisdictions, which have lower tax rates than the U.S. Our effective tax rate was approximately 26.3% for the three months ended September 30, 2016, which was lower than our U.S. federal statutory rate primarily due to the unfavorable impact of losses in foreign jurisdictions, which have lower tax rates than the U.S.  We review the expected annual effective income tax rate and make changes on a quarterly basis as necessary based on certain factors such as changes in forecasted annual operating income, changes to the actual and forecasted permanent book-to-tax differences, and changes resulting from the impact of tax law changes.

Results of operations for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016

The following table presents an overview of our results of operations for the nine months ended September 30, 2017 and 2016 (in thousands):

	Nine Months Ended September 30,
	2017	2016	$ Change
		(Restated)
Net revenues	$296,102	$319,283	$(23,181)
Cost of revenues*	139,386	143,469	(4,083)
Research and development	67,234	84,904	(17,670)
Selling, general and administrative	103,049	84,621	18,428
Net change in contingent consideration obligation	—	1,766	(1,766)
Restructuring charges	11,715	4,973	6,742
Depreciation and amortization	71,098	70,467	631
Total costs and expenses	392,482	390,200	2,282
Loss from continuing operations	$(96,380)	$(70,917)	$(25,463)
* Cost of revenues excludes depreciation and amortization which is shown separately.

Net revenues decreased $23.2 million to $296.1 million for the nine months ended September 30, 2017, compared to the same prior-year period primarily due to a $3.4 million decrease in Digital Transformation revenue driven by from the deferral in the first quarter of 2017 of revenue to future periods where the collectability was not reasonably assured, a decrease in transaction and professional services revenue, and a decrease in revenue from the divestiture of the SpeechCycle business; and a $19.9 million decrease in Cloud revenue attributable to the deferral of revenue to future periods until the delivery of services was completed for revenue recognition, a strategic decision to focus on tier 1 customer opportunities, a reduction in professional fees and the termination of a contract with an international carrier; partially offset by a $.1 million increase in Messaging revenue from a full quarter of Messaging revenue related to the 2016 acquisition of Openwave, delays in the recognition of revenue due to the timing of the receipt of final acceptance from customers, and decreases in subscription and professional services.

Cost of revenues decreased $4.1 million to $139.4 million for the nine months ended September 30, 2017, compared to the same period in 2016. The decrease in 2017 was due to cost cutting initiatives which reduced the following: (i) $9.3 million of customer related hosting fees and telecommunications costs and (ii) $5.4 million of personnel related costs. This was partially offset by an increase of $6.6 million due to higher use of outside consultants.

Research and development expense decreased $17.7 million to $67.2 million for the nine months ended September 30, 2017, compared to the same period in 2016. The decrease in 2017 was driven primarily by a reduction of $8.7 million in outside consulting fees, a $7.3 million of personnel and related costs and a $2.1 million reduction in stock-based compensation through cost cutting efforts employed in outsourced research and development and through restructuring initiatives implemented in December 2016 and early 2017.

Selling, general and administrative expense increased $18.4 million to $103.0 million for the nine months ended September 30, 2017, compared to the same period in 2016. The increase was primarily due to a $15.6 million increase in professional fees related to our financial restatement process and $10.9 million in acquisition and divestiture costs. These increased costs were partially offset by decreased stock-based compensation of $6.1 million, outside consulting expenses of $1.6 million and personnel and related costs of $1.2 million, resulting from our current and prior year divestitures and restructuring initiatives.

Net change in contingent consideration obligation resulted in a decrease of $1.8 million for the nine months ended September 30, 2017, as compared to the same period in 2016 due to the completion of the earn-out periods in 2016.

Restructuring charges were $11.7 million for the nine months ended September 30, 2017. We commenced separate workforce reduction plans in March 2016, December 2016, March 2017 and June 2017 that were designed to reduce costs and align our resources with our key strategic priorities. Material cash outlays for restructuring occur in the quarter in which the plan is initiated or the subsequent quarter.

Depreciation and amortization expense slightly increased by less than $0.6 million to $71.1 million for the nine months ended September 30, 2017, compared to the same period in 2016. The increase during the year-to-date period was driven by increased depreciation on our newly acquired fixed assets, partially offset by decreases in intangible asset amortization due to prior year impairments.

Interest income increased $7.7 million to $9.2 million for the nine months ended September 30, 2017, compared to the same period in 2016. The change for the three and nine month periods was primarily due to interest earned on our related party PIK note extended in connection with the sale of our BPO business.

Interest expense increased $43.0 million to $48.0 million for the nine months ended September 30, 2017, compared to the same period in 2016 due primarily to $39.6 million of increased interest on borrowings related to our 2017 Term Facility and $2.7 million from the Revolving Facility. The 2017 Term Facility interest included $5.7 million of amendment fees and $2.5 million related to a contingent interest derivative.

Other income (expense), net increased $2.2 million to a net other income of $2.4 million for the nine months ended September 30, 2017, compared to a net other income of $0.1 million in the same period in 2016. Other net income increased primarily due to the $4.9 million pre-tax gain recognized on the divestiture of our SpeechCycle business, partially offset by net losses on foreign currency fluctuations.

Equity method investment earnings were $1.6 million for the nine months ended September 30, 2017, compared to nil for the same periods in 2016. The earnings in the nine month period of 2017 related to STIN.

Income tax. For the nine months ended September 30, 2017 and 2016, we respectively recognized approximately $18.0 million and $18.8 million in related income tax benefit. Our effective tax rate was approximately 13.7% for the nine months ended September 30, 2017, which was lower than our U.S. federal statutory rate. Our effective tax rate was approximately 25.3% for the nine months ended September 30, 2016, which was lower than our U.S. federal statutory rate primarily due to the unfavorable impact of losses in foreign jurisdictions, which have lower tax rates than the U.S.  We review the expected annual effective income tax rate and make changes on a quarterly basis as necessary based on certain factors such as changes in forecasted annual operating income, changes to the actual and forecasted permanent book-to-tax differences, and changes resulting from the impact of tax law changes.

Liquidity and Capital Resources

As of September 30, 2017, our principal sources of liquidity have been cash provided by operations and proceeds from divestitures. Our cash, cash equivalents, marketable securities and restricted cash balance was $220.8 million at September 30, 2017. We anticipate that our principal uses of cash in the future will be to fund the expansion of our business through both organic growth and acquisition activities and the expansion of our customer base. Uses of cash will also include facility and technology expansion, significant integration and restructuring activities, capital expenditures, and working capital.

At September 30, 2017, our non-U.S. subsidiaries held approximately $44.8 million of cash and cash equivalents that are available for use by all of our operations around the world. At this time, we believe the funds held by all non-U.S. subsidiaries will be permanently reinvested outside of the U.S. However, if these funds were repatriated to the U.S. or used for U.S. operations, certain amounts could be subject to U.S. tax for the incremental amount in excess of the foreign tax paid. Due to the timing and circumstances of repatriation of these earnings, if any, it is not practical to determine the unrecognized deferred tax liability related to the amount.

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

The 2017 Term Facility bears interest at a rate equal to, at our option, the adjusted LIBOR rate for an applicable interest period or an alternate base rate, in each case, plus an applicable margin of 2.75% or 1.75%, respectively. The Revolving Facility initially bears interest at a rate equal to, at our option, the adjusted LIBOR rate or an alternate base rate, in each case, plus an applicable margin of 2.50% or 1.50%, respectively, subject to step-downs based on our ratio of first lien secured debt to adjusted earnings before interest, tax, depreciation and amortization (“EBITDA”), as defined in the 2017 Credit Agreement. We pay a commitment fee of in the range of 0.25% to 0.375% on the unused balance of the Revolving Facility. Interest is payable quarterly under the 2017 Credit Agreement.

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

The First Amendment effected various other changes to the terms of the Credit Agreement, including reducing revolving credit commitments from $200.0 million to $100.0 million (with a sub-limit on usage of $50 million until the earliest date by which the Company has delivered the 2017 Quarterly Financial Statements, the restated financial statements for the fiscal years ended December 31, 2016 and 2015 (and the respective quarterly periods) and certain information with respect to disclosing and remedying any material weaknesses in our internal control structure related to financial reporting.

Under the First Amendment, we must maintain a first lien secured net leverage ratio of no more than (x) 5.50 to 1 for any period ending from September 30, 2017 through March 31, 2019; (y) 5.00 to 1 for any period ending June 30, 2019 through December 31, 2019; and (z) 4.25 to 1 for any period ending March 31, 2020 and thereafter. We must also maintain a minimum interest coverage ratio of no less than 2.00 to 1.

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

Our effective interest rate on the term loans was approximately 4.08% prior to the First Amendment and ranged from 5.74% to 5.76% from July 19, 2017 through November 2017. During 2017, we paid approximately $16.8 million in fees related to obtaining waivers, amendments, and consents in relation to the 2017 Credit Agreement as a result of the delay in its delivery of the 2017 Quarterly Financial Statements.

In addition to the above fees, the Company agreed to pay an additional fee of 25 basis points to the lenders based on the outstanding available principal balance to waive the default arising from the Company’s failure to deliver the 2017 Quarterly financial statements by October 17, 2017 for a period of one month from October 17, 2017. The Company identified this feature as an embedded derivative required to be bifurcated and accounted for separately from the debt agreement. As a result of probability of failing to meet this deadline, the Company recorded a contingent fee derivative of $2.5 million in the third quarter and subsequently paid this fee in the fourth quarter.

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

Convertible Senior Notes

On August 12, 2014, we issued the 2019 Notes. The 2019 Notes mature on August 15, 2019, and bear interest at a rate of 0.75% per annum payable semi-annually in arrears on February 15 and August 15 of each year. We accounted for the $230.0 million face value of the debt as a liability and capitalized approximately $7.1 million of financing fees, related to the issuance. At September 30, 2017, the carrying amount of the liability was $227.4 million and the outstanding principal of the 2019 Notes was $230.0 million, with an effective interest rate of approximately 1.38%. For further details, see Note 7 - Debt of the Notes to Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q.

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

Subsequent events

Subsequent to September 30, 2017, the Company paid all outstanding amounts under its amended 2017 Credit agreement. Additionally, the Company received notice from Nasdaq with regards to noncompliance and issued certain equity instruments in 2017 and in the first quarter of 2018. Such transactions are described in detail in Note 7 - Debt, Note 9 - Stockholder’s Equity and in Note 14 - Subsequent events review, respectively.

Discussion of Cash Flows

A summary of net cash flows follows (in thousands):

	Nine Months Ended September 30,
	2017	2016
		(Restated)
Net cash provided by (used in):
Operating activities	$(1,093)	$32,146
Investing activities	(826,042)	(61,470)
Financing activities	826,998	5,261

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

Cash flows from operating activities for the nine months ended September 30, 2017 decreased by $33.2 million in comparison to the same period in 2016 due to a decrease in cash earnings primarily driven by higher restructuring payments, increased non-recurring acquisition costs and higher interest payments.

Cash flows from investing activities for the nine months ended September 30, 2017 increased by $764.6 million in comparison to the same period in 2016 primarily due to the purchase of Intralinks in 2017.

Cash flows from financing activities for the nine months ended September 30, 2017 increased by $821.7 million in comparison to the same period in 2016 primarily due to $900.0 million in proceeds from the issuance of debt related to our purchase of Intralinks, partially offset by a $77.0 million decrease in repayments related to our revolving line of credit and $19.9 million in new debt issuance cost required to secure the 2017 Credit Agreement.

Effect of Inflation

Although inflation generally affects us by increasing our cost of labor and equipment, we do not believe that inflation has had any material effect on our results of operations for the nine months ended September 30, 2017 and 2016.

Contractual Obligations
Our contractual obligations consist of principal and interest related to our Convertible Senior Notes and 2017 Term Facility, contingent consideration, non-cancelable capital leases, operating leases or long-term agreements for office space, automobiles, office equipment and colocation services and contractual commitments under third-party hosting, software licenses and maintenance agreements. The following table summarizes our long‑term contractual obligations as of September 30, 2017 (in thousands).

	Payments Due by Period
	Total	Remainder of 2017	2018	2019 - 2020	2021 - 2022	Thereafter
Capital lease obligations (1)	$15,865	$616	$2,465	$4,347	$2,563	$5,874
Convertible Senior Notes	230,000	—	—	230,000	—	—
Interest (2)	3,234	431	1,725	1,078	—	—
Contingent consideration obligation	2,831	2,831	—	—	—	—
Operating lease obligations (3)	87,730	2,391	9,743	19,996	17,908	37,692
Purchase obligations (4)	20,591	3,716	7,888	8,987	—	—
Other long-term liabilities (5)	4,542	—	3,466	1,076	—	—
Total	$364,793	$9,985	$25,287	$265,484	$20,471	$43,566
__________________________________________________________

(1)	Amount includes the Pennsylvania facility lease and the VCHS data center.

(2)	Represents the interest on the Convertible Senior Notes.

(3)
Amount represents the fair value of the contingent consideration obligation of our Razorsight acquisition and is based on actual achievements of financial targets and milestones as of September 30, 2017.

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

There were no significant changes in our critical accounting policies and estimates discussed in our Form 10-K during the three months ended September 30, 2017.  Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2017 for a more complete discussion of our critical accounting policies and estimates.

Recently Issued Accounting Standards

For a discussion of recently issued accounting standards see Note 2 - Basis of Presentation and Consolidation included in Part I, Item 1. “Notes to Condensed Consolidated Financial Statements (unaudited)” of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2017 and December 31, 2016 that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

The primary objective of our investment activities is to preserve our capital for the purpose of funding operations, while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and short- and long-term investments in a variety of securities, which could include commercial paper, money market funds and corporate and government debt securities. Our cash, cash equivalents and marketable securities at September 30, 2017 and December 31, 2016 were invested in liquid money market accounts, certificates of deposit and government securities. All market-risk sensitive instruments were entered into for non-trading purposes.

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

Interest Rate Risk

We are exposed to the risk of interest rate fluctuations on the interest income earned on our cash and cash equivalents. A hypothetical 100 basis point movement in interest rates applicable to our cash and cash equivalents outstanding at September 30, 2017 would increase interest income by less than $0.2 million on an annual basis.

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

Based on our outstanding borrowings at September 30, 2017, a one-percentage point change in interest rates would have affected interest expense on the debt by $9.0 million on an annualized basis.

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