Form 10-K/A
period 2017-12-31
SYNCHRONOSS TECHNOLOGIES INC
filed 2018-07-09
CIK 1131554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10‑K/A
(Amendment No. 1)

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

SYNCHRONOSS TECHNOLOGIES, INC.
FORM 10-K
December 31, 2017

I

PART I
Introductory Explanatory Note

Synchronoss Technologies, Inc., is filing this Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) for the fiscal year ended December 31, 2017, to amend certain items as set forth below to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as filed with the Securities and Exchange Commission (the “SEC”) on July 2, 2018 (the “Original Filing”).

The purpose of this Form 10-K/A is to amend the Original Filing to correct certain clerical errors identified in the quarterly earnings per share amounts within Note 19, “Summary of Quarterly Results of Operations (Unaudited)”, of the Consolidated Financial Statements set forth in Item 8 of Part II of the Original Filing and certain tax adjustments pertaining to discontinued operations between quarterly periods reflected in Note 19, “Summary of Quarterly Results of Operations (Unaudited)”, of the Consolidated Financial Statements set forth in Item 8 of Part II of the Original Filing. The adjustments identified have no impact to the annual Consolidated Financial Statements in the Original Filing or Synchronoss’ continuing operations. For convenience and ease of reference, Synchronoss is filing this Form 10-K/A in its entirety with all applicable changes and unless otherwise stated, all information contained in this amendment is as of July 2, 2018, the filing date of the Original Filing. Except as stated herein, this Form 10-K/A does not reflect events or transactions occurring after such filing date or modify or update those disclosures in the Original Filing that may have been affected by events or transactions occurring subsequent to such filing date.

Pursuant to the rules of the SEC, Item 15 of Part IV of the Original Filing has been amended to contain the currently-dated certifications from Synchronoss’ principal executive officer and principal financial officer, which are attached to this Form 10-K/A as Exhibits 31.1, 31.2, 32.1 and 32.2, respectively.

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

Income tax expense recognized was approximately $.4 million during the three months ended June 30, 2016 compared to $8.4 million in the three months ended June 30, 2015. Our effective tax rate was approximately 2.7% for the three months ended June 30, 2016, which was lower than our U.S. federal statutory rate primarily due to the unfavorable impact of losses in foreign jurisdictions which have lower tax rates than the U.S. Our effective tax rate was approximately 113% for the three months ended June 30, 2015, which was lower than our U.S. federal statutory rate primarily due to the unfavorable impact of losses in foreign jurisdictions which have lower tax rates than the U.S. We review the expected annual effective income tax rate and make changes on a quarterly basis as necessary based on certain factors such as changes in forecasted annual operating income, changes to the actual and forecasted permanent book-to-tax differences, and changes resulting from the impact of tax law changes.

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

Other income (expense), net changed $0.1 million to a net other income of $0.3 million for the three months ended September 30, 2017, compared to a net other expense of $0.2 million for the same prior-year period. The change was primarily due to foreign currency fluctuation gains, partially offset by a one-time $0.5 million benefit from the restructuring of certain facility leases.

For the nine months ended September 30, 2017, other income (expense), net changed $2.2 million to a net other income of $2.4 million compared to a net other expense of $0.1 million for the nine months ended September 30, 2016. Other net income increased primarily due to the $4.9 million pre-tax gain recognized on the divestiture of our SpeechCycle business, partially offset by net losses on foreign currency fluctuations.

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

During the nine months ended September 30, 2016, we recognized approximately $18.8 million of income tax benefit compared to $4.7 million in income tax expenses during the nine months ended September 30, 2015. Our effective tax rate was approximately 25.3% for the nine months ended September 30, 2016, which was lower than our U.S. federal statutory rate primarily due to the unfavorable impact of losses in foreign jurisdictions, which have lower tax rates than the U.S. Our effective tax rate was approximately 59.9% for the nine months ended September 30, 2015, which was lower than our U.S. federal statutory rate primarily due to the unfavorable impact of losses in foreign jurisdictions, which have lower tax rates than the U.S. We review the expected annual effective income tax rate and make changes on a quarterly basis as necessary based on certain factors such as changes in forecasted annual operating income, changes to the actual and forecasted permanent book-to-tax differences, and changes resulting from the impact of tax law changes.

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

Contractual Obligations

Our contractual commitments consist of obligations under leases for office space, automobiles, convertible debt and its associated interest expense, co-location agreements, computer equipment and furniture and fixtures. The following table summarizes our long-term contractual obligations as of December 31, 2017 (in thousands):

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

See accompanying notes to consolidated financial statements

SYNCHRONOSS TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (See Note 3)
(In thousands)

	Year Ended December 31,
	2017	2016	2015
		(Restated)	(Restated)

Net (loss) income	$(118,729)	$(3,309)	$2,485
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	17,027	(4,114)	(17,705)
Unrealized gain (loss) on securities	18	3	(20)
Net gain (loss) on intra-entity foreign currency transactions	1,932	(725)	(1,335)
Total other comprehensive income (loss), net of tax	18,977	(4,836)	(19,060)
Comprehensive loss	(99,752)	(8,145)	(16,575)
Comprehensive (loss) income attributable to redeemable noncontrolling interests	(9,291)	(15,203)	(628)
Total comprehensive (loss) income attributable to Synchronoss	(90,461)	7,058	(15,947)

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

The following table presents the Consolidated Statement of Stockholders equity as previously reported, restatement adjustments and the Consolidated Statement of Stockholders’ Equity as restated for the year ended December 31, 2014:

					Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
Balance at December 31, 2014 (As Previously Reported)	46,444	$4	(3,733)	$(66,336)	$454,740	$(20,014)	$160,713	529,107
Adjustments from:
Revenue - Hosting, before income tax effect	—	—	—	—	—	—	(20,152)	(20,152)
Revenue - Evidence of Arrangement and Other Revenue, before income tax effect	—	—	—	—	—	240	(60,478)	(60,238)
Acquisitions & Divestiture, before income tax effect	—	—	—	—	—	—	(5,960)	(5,960)
Capitalized Software and Other, before income tax effect	176	—	(159)	(1,991)	2,408	281	(4,599)	(3,901)
Income tax adjustments	—	—	—	—	—	1,039	23,569	24,608
Total adjustments	176	—	(159)	(1,991)	2,408	1,560	(67,620)	(65,643)
Balance at December 31, 2014 (As Restated)	46,620	$4	(3,892)	$(68,327)	$457,148	$(18,454)	$93,093	$463,464

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
	(Restated)
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

The following is a summary of the PIK note related balances as of December 31:

	Seller Note	Allowance	Unamortized discount	Loan accrued interest	Distribution Note	Distribution interest	Total
Balance at December 31, 2016 (Restated)	$83,000	$—	$(13,146)	$415	$—	$—	$70,269
Activity		(14,562)	984	10,681	6,187	425	3,715
Balance at December 31, 2017	$83,000	$(14,562)	$(12,162)	$11,096	$6,187	$425	$73,984

Related Party Balances

The STIN affiliate balances and their classification in the Consolidated Balance Sheets as of December 31, 2017 and December 31, 2016 were as follows:

	Year Ended December 31,
	2017	2016
Restricted cash (A)	$118	$—
Accounts receivable (B)	18,033	1,164
Total assets	$18,151	$1,164

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

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

When performing its annual impairment test, the Company compares the fair value of each reporting unit to its carrying amount with the fair values derived most significantly from the market approach, and to a lesser extent, the income approach. Under the market approach, the Company estimates fair value based on market multiples of revenue and earnings derived from comparable publicly-traded companies with similar operating and investment characteristics as the reporting unit. The Company weights the fair value derived from the market approach depending on the level of comparability of these publicly-traded companies to the reporting unit. When market comparables are not meaningful or not available, the Company estimates the fair value of a reporting unit using only the income approach. Under the income approach, the Company estimates the fair value of a reporting unit based on the present value of estimated future cash flows. The Company bases cash flow projections on management’s estimates of revenue growth rates and operating margins, taking into consideration industry and market conditions. The Company bases the discount rate on the weighted-average cost of capital adjusted for the relevant risk associated with business-specific characteristics and the uncertainty related to the reporting unit’s ability to execute on the projected cash flows.

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

On December 15, 2017, the Compensation Committee adopted the 2017 New Hire Equity Incentive Plan (“2017 New Hire Plan”), which is intended to be exempt from the stockholder approval requirements under the “inducement grant exception” provided by the Inducement Rule.  The Committee authorized the issuance of up to 1.5 million Common Shares to new hires, with the purpose of promoting the long-term success of the Company and the creation of stockholder value by (a) providing for the attraction and retention of new employees with exceptional qualifications, (b) encouraging new employees to focus on critical long-range objectives, and (c) linking new employees directly to stockholder interests through increased stock ownership.  As required by the Inducement Rule, the Company issues a press release promptly upon issuing shares to new employees pursuant to the 2017 New Hire Plan.  As of December 31, 2017, all of the 1.5 million shares of common stock available for issuance under the 2017 New Hire Plan.

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

SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

19. Summary of Quarterly Results of Operations (Unaudited)

Quarterly results of operations for the year ended December 31, 2017 were as follows:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
2017	(In thousands, except per share data)
Net revenues	$86,097	$118,990	$91,015	$106,259
Gross profit(1)	40,042	71,235	45,439	64,192
Loss from continuing operations	(51,347)	(8,894)	(36,139)	(33,222)
Net (loss) income	(61,586)	(29,383)	(36,364)	8,604
Net (loss) income attributable to Synchronoss (2)	(58,697)	(26,568)	(35,088)	10,915

Basic:
Continuing operations (3)	$(0.96)	$(0.44)	$(0.98)	$(1.75)
Discontinued operations (3)	(0.37)	(0.16)	0.20	1.99
	$(1.33)	$(0.60)	$(0.78)	$0.24
Diluted:
Continuing operations (3)	$(0.96)	$(0.44)	$(0.98)	$(1.75)
Discontinued operations (3)	(0.37)	(0.16)	0.20	1.99
	$(1.33)	$(0.60)	$(0.78)	$0.24

The following tables includes unaudited financial data for the fiscal year quarters in 2016 and 2015, which have been adjusted for discontinued operations:

	Quarter Ended
(Restated)	March 31,	June 30,	September 30,	December 31,
2016	(In thousands, except per share data)
Net revenues	$78,246	$121,101	$119,936	$107,011
Gross profit(1)	32,095	72,921	70,798	55,796
Loss from continuing operations	(45,343)	(13,348)	(12,226)	(51,687)
Net (loss) income	(32,336)	4,692	(785)	25,120
Net (loss) income attributable to Synchronoss (2)	(29,329)	7,832	2,562	30,829

Basic:
Continuing operations (3)	$(0.65)	$(0.26)	$(0.15)	$(0.74)
Discontinued operations (3)	(0.03)	0.44	0.21	1.45
	$(0.68)	$0.18	$0.06	$0.71
Diluted:
Continuing operations (3)	$(0.65)	$(0.26)	$(0.15)	$(0.74)
Discontinued operations (3)	(0.03)	0.44	0.21	1.45
	$(0.68)	$0.18	$0.06	$0.71

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

The following table presents the Consolidated Balance Sheet (unaudited) as previously reported, restatement adjustments and the Consolidated Balance Sheet (unaudited) as adjusted at September 30, 2016:

(Unaudited)		Adjustments
	As Previously Reported**	Revenue - Hosting	Revenue - Evidence of Arrangement and Other Revenue	Acquisitions & Divestiture	Capitalized Software and Other	Income Taxes	As Adjusted
ASSETS
Current assets:
Cash and cash equivalents	$123,319	$—	$—	$—	$(12,975)	$—	$110,344
Restricted cash	—	—	—	—	12,975	—	12,975
Marketable securities	16,973	—	—	—	—	—	16,973
Accounts receivable, net	208,607	(155)	(60,711)	—	8,486	—	156,227
Prepaid expenses and other current assets	45,972	—	—	862	(143)	649	47,340
Assets of discontinued operations, current	10,970	—	—	—	(9,338)	—	1,632
Total current assets	405,841	(155)	(60,711)	862	(995)	649	345,491
Marketable securities	3,968	—	—	—	—	—	3,968
Property and equipment, net	168,083	—	—	—	3,465	—	171,548
Goodwill	275,914	—	—	(54,903)	16,490	(3,896)	233,605
Intangible assets, net	215,666	—	—	(20,941)	(8,560)	—	186,165
Deferred tax assets	1,904	—	—	—	—	40,296	42,200
Other assets	9,920	—	—	(1,315)	1,451	—	10,056
Assets of discontinued operations, non-current	43,433	—	—	—	(17,655)	—	25,778
Total Assets	$1,124,729	$(155)	$(60,711)	$(76,297)	$(5,804)	$37,049	$1,018,811
** Certain amounts reflected in this column have been adjusted for retrospective application of discontinued operations.

		Adjustments
	As Previously Reported (Adjusted)	Revenue - Hosting	Revenue - Evidence of Arrangement and Other Revenue	Acquisitions & Divestiture	Capitalized Software and Other	Income Taxes	As Adjusted
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$28,724	$—	$—	$—	$—	$—	$28,724
Accrued expenses	54,066	—	5,229	441	300	(1,505)	58,531
Deferred revenues	26,106	22,288	1,628	(4,345)	2	—	45,679
Contingent consideration obligation	8,229	—	—	(4,824)	—	—	3,405
Short-term debt	38,000	—	—	—	—	—	38,000
Total current liabilities	155,125	22,288	6,857	(8,728)	302	(1,505)	174,339
Lease financing obligation - long term	13,082	—	—	43	—	—	13,125
Convertible debt	225,938	—	—	—	—	—	225,938
Deferred tax liability	26,397	—	—	—	—	(16,380)	10,017
Deferred revenues	—	41,934	17,274	—	—	—	59,208
Other liabilities	20,399	—	(16,691)	—	1,569	2,731	8,008
Commitments and contingencies
Redeemable noncontrolling interests	52,616	—	—	(28,898)	1,562	—	25,280
Stockholder's equity
Common stock	3	—	—	—	—	—	3
Treasury stock	(95,183)	—	—	—	(1,584)	—	(96,767)
Additional paid-in capital	561,992	—	—	(7,667)	(6,702)	—	547,623
Accumulated other comprehensive loss	(31,788)	—	639	—	295	107	(30,747)
Retained earnings	196,148	(64,377)	(68,790)	(31,047)	(1,246)	52,096	82,784
Total stockholders' equity	631,172	(64,377)	(68,151)	(38,714)	(9,237)	52,203	502,896
Total liabilities & stockholders' equity	$1,124,729	$(155)	$(60,711)	$(76,297)	$(5,804)	$37,049	$1,018,811

The following table presents the Consolidated Balance Sheet (unaudited) as previously reported, restatement adjustments and the Consolidated Balance Sheet (unaudited) as adjusted at June 30, 2016:

(Unaudited)		Adjustments
	As Previously Reported**	Revenue - Hosting	Revenue - Evidence of Arrangement and Other Revenue	Acquisitions & Divestiture	Capitalized Software and Other	Income Taxes	As Adjusted
ASSETS
Current assets:
Cash and cash equivalents	$111,028	$—	$—	$—	$(21,042)	$—	$89,986
Restricted cash	—	—	—	—	21,042	—	21,042
Marketable securities	62,274	—	—	—	—	—	62,274
Accounts receivable, net	154,061	(174)	(41,754)	—	8,110	—	120,243
Prepaid expenses and other current assets	47,677	—	—	724	(142)	649	48,908
Assets of discontinued operations, current	10,595	—	—	—	(8,963)	—	1,632
Total current assets	385,635	(174)	(41,754)	724	(995)	649	344,085
Marketable securities	13,949	—	—	—	—	—	13,949
Property and equipment, net	167,135	—	—	—	3,372	—	170,507
Goodwill	278,315	—	—	(54,901)	16,488	(3,896)	236,006
Intangible assets, net	222,045	—	—	(22,052)	(5,602)	—	194,391
Deferred tax assets	1,902	—	—	—	—	32,862	34,764
Other assets	10,050	—	—	(1,289)	1,610	—	10,371
Assets of discontinued operations, non-current	44,001	—	—	—	(17,815)	—	26,186
Total Assets	$1,123,032	$(174)	$(41,754)	$(77,518)	$(2,942)	$29,615	$1,030,259
** Certain amounts reflected in this column have been adjusted for retrospective application of discontinued operations.

		Adjustments
	As Previously Reported (Adjusted)	Revenue - Hosting	Revenue - Evidence of Arrangement and Other Revenue	Acquisitions & Divestiture	Capitalized Software and Other	Income Taxes	As Adjusted
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$35,150	$—	$—	$—	$—	$—	$35,150
Accrued expenses	52,534	—	16,005	285	300	(1,505)	67,619
Deferred revenues	28,009	15,494	1,890	(3,251)	2	—	42,144
Contingent consideration obligation	7,657	—	—	(2,903)	—	—	4,754
Short-term debt	47,000	—	—	—	—	—	47,000
Total current liabilities	170,350	15,494	17,895	(5,869)	302	(1,505)	196,667
Lease financing obligation - long term	13,623	—	—	45	—	—	13,668
Convertible debt	225,585	—	—	—	—	—	225,585
Deferred tax liability	29,716	—	—	—	—	(16,380)	13,336
Deferred revenues	—	42,266	19,241	—	—	—	61,507
Other liabilities	22,545	—	(18,585)	—	1,633	2,731	8,324
Commitments and contingencies
Redeemable noncontrolling interests	55,459	—	—	(28,982)	(1,197)	—	25,280
Stockholder's equity
Common stock	4	—	—	—	—	—	4
Treasury stock	(95,812)	—	—	—	(2,676)	—	(98,488)
Additional paid-in capital	547,970	—	—	(7,667)	45	—	540,348
Accumulated other comprehensive loss	(34,880)	—	670	—	295	107	(33,808)
Retained earnings	188,472	(57,934)	(60,975)	(35,045)	(1,344)	44,662	77,836
Total stockholders' equity	605,754	(57,934)	(60,305)	(42,712)	(3,680)	44,769	485,892
Total liabilities & stockholders' equity	$1,123,032	$(174)	$(41,754)	$(77,518)	$(2,942)	$29,615	$1,030,259

The following table presents the Consolidated Balance Sheet (unaudited) as previously reported, restatement adjustments and the Consolidated Balance Sheet (unaudited) as adjusted at March 31, 2016:

(Unaudited)		Adjustments
	As Previously Reported**	Revenue - Hosting	Revenue - Evidence of Arrangement and Other Revenue	Acquisitions & Divestiture	Capitalized Software and Other	Income Taxes	As Adjusted
ASSETS
Current assets:
Cash and cash equivalents	$113,084	$—	$—	$—	$(26,302)	$—	$86,782
Restricted cash	—	—	—	—	26,302	—	26,302
Marketable securities	63,713	—	—	—	—	—	63,713
Accounts receivable, net	150,790	(42)	(42,041)	—	7,659	—	116,366
Prepaid expenses and other current assets	53,236	—	—	420	(817)	649	53,488
Assets of discontinued operations, current	9,503	—	—	—	(8,415)	—	1,088
Total current assets	390,326	(42)	(42,041)	420	(1,573)	649	347,739
Marketable securities	17,934	—	—	—	—	—	17,934
Property and equipment, net	162,040	—	—	—	3,580	—	165,620
Goodwill	271,666	—	—	(55,637)	16,488	(3,896)	228,621
Intangible assets, net	230,986	—	—	(23,163)	(3,462)	—	204,361
Deferred tax assets	5,176	—	—	—	—	25,257	30,433
Other assets	10,867	—	—	(420)	1,768	—	12,215
Assets of discontinued operations, non-current	44,568	—	—	—	(17,974)	—	26,594
Total Assets	$1,133,563	$(42)	$(42,041)	$(78,800)	$(1,173)	$22,010	$1,033,517
** Certain amounts reflected in this column have been adjusted for retrospective application of discontinued operations.

		Adjustments
	As Previously Reported (Adjusted)	Revenue - Hosting	Revenue - Evidence of Arrangement and Other Revenue	Acquisitions & Divestiture	Capitalized Software and Other	Income Taxes	As Adjusted
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$33,171	$—	$—	$—	$—	$—	$33,171
Accrued expenses	48,695	—	29,763	(11)	299	(1,504)	77,242
Deferred revenues	32,113	8,860	1,378	(3,777)	75	—	38,649
Contingent consideration obligation	1,271	—	—	373	—	—	1,644
Short-term debt	50,000	—	—	—	—	—	50,000
Total current liabilities	165,250	8,860	31,141	(3,415)	374	(1,504)	200,706
Lease financing obligation - long term	14,047	—	—	47	—	—	14,094
Convertible debt	225,231	—	—	—	—	—	225,231
Deferred tax liability	23,096	—	—	—	—	(16,380)	6,716
Deferred revenues	—	36,039	6,646	—	—	—	42,685
Other liabilities	19,900	—	(4,114)	—	1,696	2,731	20,213
Commitments and contingencies
Redeemable noncontrolling interests	58,323	—	—	(29,066)	(3,977)	—	25,280
Stockholder's equity
Common stock	4	—	—	—	—	—	4
Treasury stock	(72,368)	—	—	—	(2,676)	—	(75,044)
Additional paid-in capital	535,945	—	—	(7,667)	7,248	—	535,526
Accumulated other comprehensive loss	(29,254)	—	562	—	294	107	(28,291)
Retained earnings	193,389	(44,941)	(76,276)	(38,699)	(4,132)	37,056	66,397
Total stockholders' equity	627,716	(44,941)	(75,714)	(46,366)	734	37,163	498,592
Total liabilities & stockholders' equity	$1,133,563	$(42)	$(42,041)	$(78,800)	$(1,173)	$22,010	$1,033,517

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

The following table presents the Consolidated Statement of Operations (unaudited) as previously reported, restatement adjustments and the Consolidated Statement of Operations (unaudited) as adjusted for the three months ended December 31, 2016:

(Unaudited)		Adjustments
	As Previously Reported**	Revenue - Hosting	Revenue - Evidence of Arrangement and Other Revenue	Acquisitions & Divestiture	Capitalized Software and Other	Income Taxes	As Adjusted
Net revenues	$121,796	$(22,331)	$18,958	$(11,412)	$—	$—	$107,011
Costs and expenses:
Cost of services	50,210	—	—	64	941	—	51,215
Research and development	28,273	—	—	—	1,316	—	29,589
Selling, general and administrative	43,297	—	(1,752)	(75)	137	—	41,607
Net change in contingent consideration obligation	3,631	—	—	(4,203)	—	—	(572)
Restructuring charges	1,360	—	—	—	—	—	1,360
Depreciation and amortization	25,302	—	—	(1,119)	11,316	—	35,499
Total costs and expenses	152,073	—	(1,752)	(5,333)	13,710	—	158,698
Loss from continuing operations	(30,277)	(22,331)	20,710	(6,079)	(13,710)	—	(51,687)
Interest income	936	—	—	(340)	(181)	—	415
Interest expense	(2,007)	—	—	374	200	(975)	(2,408)
Other expense, net	2,049	—	(69)	(830)	(264)	—	886
Loss from continuing operations, before taxes	(29,299)	(22,331)	20,641	(6,875)	(13,955)	(975)	(52,794)
Benefit for income taxes	7,176	—	—	—	—	7,284	14,460
Net loss from continuing operations	(22,123)	(22,331)	20,641	(6,875)	(13,955)	6,309	(38,334)
Net income from discontinued operations, net of tax	43,668	—	5,329	18,116	—	(3,659)	63,454
Net loss	21,545	(22,331)	25,970	11,241	(13,955)	2,650	25,120
Net loss attributable to redeemable noncontrolling interests	(2,760)	—	—	—	(2,949)	—	(5,709)
Net loss attributable to Synchronoss	$24,305	$(22,331)	$25,970	$11,241	$(11,006)	$2,650	$30,829

Basic:
Continuing operations	$(0.44)						$(0.74)
Discontinued operations	0.99						1.45
	$0.55						$0.71
Diluted:
Continuing operations	$(0.44)						$(0.74)
Discontinued operations	0.99						1.45
	$0.55						$0.71
Weighted-average common shares outstanding:
Basic	43,814						43,814
Diluted	43,814						43,814

*	Cost of services excludes depreciation and amortization which is shown separately.

**	Certain amounts reflected in this column have been adjusted for retrospective application of discontinued operations.

†	See Note 3 - Summary of Significant Accounting Policies.

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
July 6, 2018

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

10.16†
Employment Agreement dated as of January 1, 2017 between the Registrant and Stephen G. Waldis, incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017 filed on July 2, 2018.

10.17†
Tier One Executive Employment Plan effective March 24, 2017, incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017 filed on July 2, 2018.

10.18†
Employment Agreement dated as of April 27, 2017 between the Registrant and Lawrence R. Irving, incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017 filed on July 2, 2018.

10.19†
Employment Agreement dated as of May 1, 2017 between the Registrant and Robert Garcia, incorporated by reference to Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017 filed on July 2, 2018.

10.20†
Executive Employment Letter dated as of May 5, 2017 between the Registrant and Daniel Rizer, incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017 filed on July 2, 2018.

10.21†
Executive Employment Letter dated as of May 5, 2017 between the Registrant and Christopher Putnam, incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017 filed on July 2, 2018.

10.22†
Employment Agreement dated as of November 13, 2017 between the Registrant and Glenn Lurie, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 17, 2017.

10.23	2017 New Hire Equity Incentive Plan, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 21, 2017.
10.24*
Application Service Provider Agreement retroactively effective as of April 1, 2013 by and between the Registrant and Verizon Sourcing LLC, incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017 filed on July 2, 2018.

10.25*
Change Request No 8 effective January 1, 2018 to SOW No. 1 Application Service Provider Agreement effective as of April 1, 2013 by and between the Registrant and Verizon Sourcing LLC, incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017 filed on July 2, 2018.

21.1	List of subsidiaries, incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017 filed on July 2, 2018.
23.1	Consent of Ernst & Young, LLP, Independent Registered Public Accounting Firm.
24	Power of Attorney (included in the Registrant’s signature page to this Annual Report on Form 10 K for the year ended December 31, 2017 filed on July 2, 2018).
31.1	Certification of Principal Executive Officer pursuant to Rule 13a‑14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes‑Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Rule 13a‑14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes‑Oxley Act of 2002
32.1 **	Certification of Principal Executive Officer pursuant to Rule 13a‑14(b) of the Exchange Act and section 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes‑Oxley Act of 2002
32.2 **	Certification of Principal Financial Officer pursuant to Rule 13a‑14(b) of the Exchange Act and section 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes‑Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document

Exhibit No.	Description
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Labels Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
__________________________________________________________

†	Compensation Arrangement.

*	Confidential treatment has been requested for portions of this document. The omitted portions of this document have been filed with the Securities and Exchange Commission.

‡	Confidential treatment has been granted with respect to certain provisions of this exhibit.

**
This certification is being furnished solely to accompany this Annual Report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

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

July 6, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature

/s/ Glenn Lurie	Chief Executive Officer	July 6, 2018
Glenn Lurie	(Principal Executive Officer)

/s/ Lawrence R. Irving	Chief Financial Officer	July 6, 2018
Lawrence R. Irving	(Principal Financial Officer) (Principal Accounting Officer)

*	Director	July 6, 2018
Robert Aqualina

*	Director	July 6, 2018
Frank Baker

*	Director	July 6, 2018
Peter Berger

*	Director	July 6, 2018
William J. Cadogan

*	Director	July 6, 2018
Thomas J. Hopkins

*	Director	July 6, 2018
James M. McCormick

*	Director	July 6, 2018
Donnie M. Moore

*	Director	July 6, 2018
Stephen Waldis	Executive Chairman

* Signed by Larry Irving pursuant to a power of attorney signed by each individual and filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed on July 2, 2018.