Form 10-Q
period 2018-06-30
SYNCHRONOSS TECHNOLOGIES INC
filed 2018-08-09
CIK 1131554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Class	Outstanding at August 06, 2018
Common stock, $0.0001 par value	42,629,469

SYNCHRONOSS TECHNOLOGIES, INC.
FORM 10-Q INDEX

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

SYNCHRONOSS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (In thousands)

	June 30, 2018	December 31, 2017

ASSETS
Current assets:
Cash and cash equivalents	$222,785	$156,299
Restricted cash**	3,480	89,826
Marketable securities	5,411	3,111
Accounts receivable, net of allowances of $3,992 and $3,107 at June 30, 2018 and December 31, 2017, respectively	51,439	78,186
Prepaid expenses and other current assets	57,387	43,557
Total current assets	340,502	370,979
Marketable securities	9,021	—
Property and equipment, net	89,310	111,825
Goodwill	233,298	237,303
Intangible assets, net	128,164	132,167
Other assets	13,090	5,236
Note receivable from related party**	84,314	73,984
Equity method investment	30,412	33,917
Total assets	$928,111	$965,411

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	13,924	5,959
Accrued expenses	54,540	72,739
Deferred revenues, current	31,391	75,829
Mandatorily redeemable financial instrument	—	37,959
Total current liabilities	99,855	192,486
Lease financing obligation	10,319	11,183
Convertible debt, net of debt issuance costs	228,410	227,704
Deferred tax liabilities	12,472	13,735
Deferred revenues, non-current	39,475	25,241
Other liabilities	15,390	6,195
Commitments and contingencies (Note 12)
Redeemable noncontrolling interest	12,500	25,280
Series A Convertible Participating Perpetual Preferred Stock, $0.0001 par value; 10,000 shares authorized; 188 shares issued and outstanding at June 30, 2018	168,945	—
Stockholders’ equity:
Common stock, $0.0001 par value; 100,000 shares authorized, 49,439 and 52,024 shares issued; 42,277 and 46,965 outstanding at June 30, 2018 and December 31, 2017, respectively	5	5
Treasury stock, at cost (7,162 and 5,059 shares at June 30, 2018 and December 31, 2017, respectively)	(82,084)	(105,584)
Additional paid-in capital	554,218	597,553
Accumulated other comprehensive loss	(28,938)	(23,373)
Accumulated deficit	(102,456)	(5,014)
Total stockholders’ equity	340,745	463,587
Total liabilities and stockholders’ equity	$928,111	$965,411
________________________________

**	See Note 5 -Investments in Affiliates and Related Transactions for related party transactions reflected in this account.

See accompanying notes to condensed consolidated financial statements.

SYNCHRONOSS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Net revenues	$76,742	$118,990	$160,451	$205,087
Costs and expenses:
Cost of revenues*	39,525	47,755	84,074	93,810
Research and development	20,200	20,819	41,105	46,308
Selling, general and administrative	33,938	29,353	72,048	68,168
Restructuring charges	2,778	6,405	3,886	9,403
Depreciation and amortization	23,401	23,552	46,672	47,639
Total costs and expenses	119,842	127,884	247,785	265,328
Loss from continuing operations	(43,100)	(8,894)	(87,334)	(60,241)
Interest income	3,763	3,026	7,315	5,883
Interest expense	(1,318)	(11,844)	(2,565)	(22,461)
Other (expense) income, net	(23)	(1,556)	4,259	2,630
Equity method investment (loss) income	(7)	233	(212)	981
Loss from continuing operations, before taxes	(40,685)	(19,035)	(78,537)	(73,208)
(Provision) benefit for income taxes	(579)	(3,573)	(704)	5,148
Net loss from continuing operations	(41,264)	(22,608)	(79,241)	(68,060)
Net loss from discontinued operations, net of tax**	—	(6,775)	—	(22,909)
Net loss	(41,264)	(29,383)	(79,241)	(90,969)
Net loss attributable to redeemable noncontrolling interests	1,259	2,815	2,544	5,704
Preferred stock dividend	(7,260)	—	(10,613)	—
Net loss attributable to Synchronoss	$(47,265)	$(26,568)	$(87,310)	$(85,265)

Basic:
Continuing operations	$(1.20)	$(0.44)	$(2.14)	$(1.40)
Discontinued operations**	—	(0.16)	—	(0.52)
	$(1.20)	$(0.60)	$(2.14)	$(1.92)
Diluted:
Continuing operations	$(1.20)	$(0.44)	$(2.14)	$(1.40)
Discontinued operations**	—	(0.16)	—	(0.52)
	$(1.20)	$(0.60)	$(2.14)	$(1.92)
Weighted-average common shares outstanding:
Basic	39,456	44,618	40,812	44,416
Diluted	39,456	44,618	40,812	44,416
________________________________

*	Cost of revenues excludes depreciation and amortization which is shown separately.

**	See Note 3 - Acquisitions and Divestitures for transactions classified as discontinued operations.

See accompanying notes to condensed consolidated financial statements.

SYNCHRONOSS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)
(Unaudited) (In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net loss	$(41,264)	$(29,383)	$(79,241)	$(90,969)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(7,857)	9,064	(4,985)	12,724
Unrealized (loss) gain on available for sale securities	(28)	10	(49)	18
Net (loss) income on intra-entity foreign currency transactions	(1,360)	1,160	(531)	1,353
Total other comprehensive (loss) income	(9,245)	10,234	(5,565)	14,095
Comprehensive loss	(50,509)	(19,149)	(84,806)	(76,874)
Comprehensive loss attributable to redeemable noncontrolling interests	1,259	2,815	2,544	5,704
Comprehensive loss attributable to Synchronoss	$(49,250)	$(16,334)	$(82,262)	$(71,170)

SYNCHRONOSS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Six months ended June 30,
	2018	2017
Operating activities:
Net loss from continuing operations	$(79,241)	$(68,060)
Net loss from discontinued operations**	—	(22,909)

Adjustments to reconcile Net Loss to net cash used in operating activities:
Depreciation and amortization expense	46,672	47,639
Change in fair value of financial instruments	(3,849)	—
Amortization of debt issuance costs	706	3,147
Accrued PIK interest	(7,037)	(5,643)
Loss (earnings) from equity method investments	212	(981)
Gain on disposals	—	(4,947)
Discontinued operations non-cash and working capital adjustments**	—	59,278
Amortization of bond premium	44	177
Deferred income taxes	(1,223)	(13,304)
Non-cash interest on leased facility	547	533
Stock-based compensation	14,824	10,749
Changes in operating assets and liabilities:
Accounts receivable, net of allowance for doubtful accounts	29,334	623
Prepaid expenses and other current assets	(13,415)	(14,869)
Other assets	1,260	2,351
Accounts payable	8,109	(9,847)
Accrued expenses	(24,685)	(18,746)
Other liabilities	632	(31)
Lease obligation interest payment	(483)	—
Deferred revenues	(43,788)	14,539
Net cash used in operating activities	(71,381)	(20,301)

Investing activities:
Purchases of fixed assets	(3,820)	(5,235)
Purchases of intangible assets and capitalized software	(8,201)	(5,300)
Proceeds from the sale of SpeechCycle	—	13,500
Purchases of marketable securities available for sale	(13,383)	(219)
Maturity of marketable securities available for sale	1,970	7,191
Equity investment	—	608
Investing in discontinued operations**	—	(7,213)
Investment in note receivable	—	(6,187)
Business acquired, net of cash	(9,798)	(815,008)
Net cash used in investing activities	(33,232)	(817,863)

Financing activities:
Share-based compensation-related proceeds, net of taxes paid on withholding shares	—	2,460
Debt issuance costs related to the Credit Facility	—	(3,692)
Debt issuance costs related to long term debt	—	(19,887)
Proceeds from issuance of long term debt	—	900,000
Repayment of long term debt	—	(2,250)
Repayment of revolving line of credit	—	(29,000)
Proceeds from the sale of treasury stock in connection with an employee stock purchase plan	—	1,047
Proceeds from issuance of preferred stock	86,220	—
Payments on capital obligations	(718)	(1,359)
Net cash provided by financing activities	85,502	847,319
Effect of exchange rate changes on cash	(749)	2,550
Net decrease in cash, restricted cash and cash equivalents	(19,860)	11,705
Cash, restricted cash and cash equivalents, beginning of period	246,125	211,433
Cash, restricted cash and cash equivalents, end of period	$226,265	$223,138

Supplemental disclosures of non-cash investing and financing activities:
Issuance of common stock in connection with Intralinks acquisition	$—	$4,700

Cash and cash equivalents per the Consolidated Balance Sheets	$222,785	$216,558
Restricted cash per the Consolidated Balance Sheets	3,480	6,580
Total cash, cash equivalents and restricted cash	$226,265	$223,138
________________________________

**	See Note 3 - Acquisitions and Divestitures for transactions classified as discontinued operations.

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

The Company currently operates in and markets their solutions and services directly through their sales organizations in the United States, Canada and Latin America (collectively, the “Americas”); Europe, Middle East and Africa (collectively, “EMEA”); and Australia, Japan, Southeast Asia and China (collectively, “APAC”). Synchronoss delivers essential technologies for mobile transformation to two primary types of customers: service provider and enterprise customers in regulated verticals and use cases.

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

2. Basis of Presentation and Consolidation

Basis of Presentation and Consolidation

The accompanying interim unaudited condensed consolidated financial statements have been prepared by Synchronoss and in the opinion of management, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods. They do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2017. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018.

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

For further information about the Company’s basis of presentation and consolidation or its significant accounting policies, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2017.

Restricted Cash

Restricted cash includes amounts to various deposits, escrows and other cash collateral that are restricted by contractual obligation. During the six months ended June 30, 2018, $87.3 million was released from escrow on notification that Siris would exercise its option on the issuance of preferred stock. These funds were restricted from the proceeds received upon the sale of Intralinks, through the date of issuance of preferred stock. Remaining amounts were primarily attributed to cash held in transit, and operating cash held by the Company’s consolidated joint venture Zentry, LLC (“Zentry”), which cannot be used to fulfill the obligations of the Company as a whole.

Recently Issued Accounting Standards

Recent accounting pronouncements adopted

Standard	Description	Effect on the financial statements
Accounting Standards Update (“ASU”) 2017-09 Stock Compensation (Topic 718), Scope of Modification
In May 2017, the Financial Accounting Standards Board (“FASB”) issued guidance which clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. Entities will apply the modification accounting guidance if the value, vesting conditions or classification of the award changes. The guidance also clarifies that a modification to an award could be significant and therefore require disclosure, even if modification accounting is not required. ASU 2017-09 is effective for fiscal years, and interim periods within those years, beginning after December 31, 2017. Early adoption is permitted as of the beginning of an annual period for which financial statements have not been issued. ASU 2017-09 should be applied prospectively to an award modified on or after the adoption date.
This ASU did not have a material effect on the Company’s condensed consolidated financial statements.
Date of adoption: January 1, 2018.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Standards issued not yet adopted

Standard	Description	Effect on the financial statements
ASU 2017-09 Stock Compensation (Topic 718), Scope of Modification
In January 2016, the FASB issued ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01 is effective for the Company in its first quarter of fiscal 2019, and earlier adoption is not permitted except for certain provisions.
The Company does not expect that the pending adoption of this ASU will have a material effect on its condensed consolidated financial statements.
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

The Company is in the process of evaluating the effect of the new guidance on its condensed consolidated financial statements and disclosures.This guidance may be adopted using a modified retrospective approach. The Company is in the process of forming a project team to evaluate and implement this guidance and is reviewing its practical expedient elections.

Date of adoption: January 1, 2019.

In May 2014, the FASB issued a new accounting standard related to revenue recognition, ASU 2014-09, “Revenue from Contracts with Customers,” (“Topic 606”). The new standard supersedes the existing revenue recognition requirements under U.S. GAAP and requires entities to recognize revenue when they transfer control of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. It also requires increased disclosures regarding the nature, amount, timing, and uncertainty of revenues and cash flows arising from contracts with customers.

On January 1, 2018, the Company adopted Topic 606 applying the modified retrospective method to all contracts that were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for the prior period. The Company recorded a net reduction to opening retained earnings of approximately $10.1 million as of January 1, 2018 due to the cumulative impact of adopting Topic 606.  The impact to revenues for the six months ended June 30, 2018 was an increase of $20.3 million as a result of adopting Topic 606. The impact to costs is not material.

The impact of adoption primarily relates to (1) the delayed pattern of recognition under Topic 606 for certain professional services revenue when such professional services involve the customization of features and functionality for subscription services customers, (2) the earlier pattern of recognition under Topic 606 for license revenue when the Company provides hosting services for on-premise license customers. In the case of professional services that involve the customization of features and functionality for subscription services, under historic accounting policies the professional services were considered to have standalone value, and as a result were recognized as the services were performed.  Under Topic 606, such professional services are not considered to be a distinct performance obligation within the context of the subscription services contract, and as such each month’s customization services revenue is recognized over the shorter of the estimated remaining life of the subscription software (typically three years) or the remaining term of the subscription services contract. In the case of license contracts sold in association with

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

hosting, under historic accounting policies the license revenue was recognized over the hosting term due to the lack of vendor specific objective evidence (“VSOE”) of fair value for the hosting services.  Under Topic 606, VSOE is no longer required in order separate revenue between the license and the hosting elements, and the license revenue is generally recognized upon delivery of the software based on the relative allocation of the contract price based on the established standalone selling price (“SSP”).

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

Changes in accounting policies as a result of adopting Topic 606 and nature of goods

The following is a description of principal activities from which the Company generates revenue. Revenues are recognized when control of the promised goods or services are transferred to the Company’s customers, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. The Company generates all of its revenue from contracts with customers.

Subscription and Transaction revenues consist of revenues derived from the processing of transactions through the Company’s service platforms, providing enterprise portal management services on a subscription basis and maintenance agreements on software licenses. The Company generates revenue from Subscription services from monthly active user fees, software as a service (“SaaS”) fees, hosting and storage fees, and fees for the related maintenance support for those services. In most cases, the subscription or transaction arrangement is a single performance obligation comprised of a series of distinct services that are substantially the same and that have the same pattern of transfer (i.e., distinct days of service). The Company applies a measure of progress (typically time-based) to any fixed consideration and allocates variable consideration to the distinct periods of service based on usage. When the Company does not allocate variable consideration to distinct periods of service, the total estimated transaction price is recognized ratably over the term of the contract.

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

Many of the Company’s contracts guarantee minimum volume transactions from the customer. In these instances, if the customer’s total estimated transaction volume for the period is expected to be less than the contractual amount, the Company records revenues at the minimum guaranteed amount on a straight line based over the period covered by the minimum. Set‑up fees for transactional service arrangements are deferred until set up activities are completed and recognized on a straight‑line basis over remaining expected customer relationship period. Revenues are presented net of discounts, which are volume level driven, or credits, which are performance driven, and are determined in the period in which the volume thresholds are met, or the services are provided. The Company recognizes revenues from support and maintenance performance obligations over the service delivery period.

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

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

The Company’s professional services include software development and customization. The contracts generally include project deliverables specified by each customer. The performance obligations in the agreements are generally combined into one deliverable and generally result in the transfer of control over time. The underlying deliverable is owned and controlled by the customer and does not create an asset with an alternative use to us. The Company recognizes revenue on fixed fee contracts on the proportion of labor hours expended to the total hours expected to complete the contract performance obligation.

Most of the Company’s contracts with customers contain multiple performance obligations which generally include either 1) a perpetual software license with support and maintenance and sometimes a hosting agreement or 2) a term SaaS agreement, in many cases these are sold along with professional services. For these contracts, the Company accounts for individual goods and services separately if they are distinct performance obligations, this often requires significant judgment based upon knowledge of the products, the solution provided and the structure of the sales contract. In SaaS agreements, the Company provides a service to the customer which combines the software functionality, maintenance and hosting into a single performance obligation when the customer doesn’t have the ability to take possession of the underlying software license. The Company may also sell the same three goods and services in a contract, but they may be three performance obligations, where the customer has the right to take possession of the software license without significant penalty.

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

Estimating the transaction price of variable consideration including the variable quantity subscription or transaction contracts in a multiple performance obligation arrangement requires significant judgment. The Company generally estimates this variable consideration at the most likely amount to which the Company expects to be entitled and in certain cases based on the expected value. The Company includes estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. The Company’s estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of the Company’s anticipated performance and all information (historical, current and forecasted) that is reasonably available to us. The Company reviews and update these estimates on a quarterly basis.

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

Disaggregation of revenue

The Company disaggregates revenue from contracts with customers into the nature of the products and services and geographical regions. The Company’s geographic regions are the Americas, EMEA, and APAC. The majority of the Company’s revenue is from the Technology, Media and Telecom (collectively, “TMT”) sector.

	Three Months Ended June 30, 2018
	Cloud	Digital	Messaging	Total
Geography
Americas	$36,563	$20,172	$2,260	$58,995
APAC	—	931	9,717	10,648
EMEA	2,157	1,083	3,859	7,099
Total	$38,720	$22,186	$15,836	$76,742

Service Line
Professional Services	$3,576	$4,294	$1,831	$9,701
Transaction Services	2,442	2,116	—	4,558
Subscription Services	32,666	14,454	6,954	54,074
License	36	1,322	7,051	8,409
Total	$38,720	$22,186	$15,836	$76,742

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

	Three Months Ended June 30, 2017
	Cloud	Digital	Messaging	Total
Geography
Americas	$75,910	$24,808	$3,103	$103,821
APAC	—	2,047	7,574	9,621
EMEA	1,786	1,296	2,466	5,548
Total	$77,696	$28,151	$13,143	$118,990

Service Line
Professional Services	$16,915	$5,429	$335	$22,679
Transaction Services	3,136	5,587	—	8,723
Subscription Services	54,488	13,558	9,875	77,921
License	3,157	3,577	2,933	9,667
Total	$77,696	$28,151	$13,143	$118,990

	Six Months Ended June 30, 2018
	Cloud	Digital	Messaging	Total
Geography
Americas	$72,423	$41,051	$4,871	$118,345
APAC	—	2,615	25,640	28,255
EMEA	4,601	1,531	7,719	13,851
Total	$77,024	$45,197	$38,230	$160,451

Service Line
Professional Services	$7,020	$10,002	$6,390	$23,412
Transaction Services	4,785	3,895	—	8,680
Subscription Services	64,795	29,531	15,733	110,059
License	424	1,769	16,107	18,300
Total	$77,024	$45,197	$38,230	$160,451

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

	Six Months Ended June 30, 2017
	Cloud	Digital	Messaging	Total
Geography
Americas	$126,005	$47,300	$3,687	$176,992
APAC	—	3,520	13,324	16,844
EMEA	3,540	1,996	5,715	11,251
Total	$129,545	$52,816	$22,726	$205,087

Service Line
Professional Services	$19,422	$12,317	$3,614	$35,353
Transaction Services	6,215	10,945	—	17,160
Subscription Services	98,393	22,441	16,002	136,836
License	5,515	7,113	3,110	15,738
Total	$129,545	$52,816	$22,726	$205,087

Trade Accounts Receivable and Contract balances

The Company classifies its right to consideration in exchange for deliverables as either a receivable or a contract asset. A receivable is a right to consideration that is unconditional (i.e. only the passage of time is required before payment is due). For example, the Company recognizes a receivable for revenues related to its time and materials and transaction or volume-based contracts. The Company presents such receivables in Trade accounts receivable, net in its consolidated statements of financial position at their net estimated realizable value. The Company maintains an allowance for doubtful accounts to provide for the estimated amount of receivables that may not be collected. The allowance is based upon an assessment of customer creditworthiness, historical payment experience, the age of outstanding receivables and other applicable factors.

A contract asset is a right to consideration that is conditional upon factors other than the passage of time. For example, the Company would record a contract asset if it records revenue on a professional services engagement, but are not entitled to bill until the Company achieves specified milestones. Contract asset balance at June 30, 2018 was immaterial.

Amounts collected in advance of services being provided are accounted for as contract liabilities, which are presented as deferred revenue on the accompanying balance sheet and are realized with the associated revenue recognized under the contract. Nearly all of the Company's contract liabilities balance is related to services revenue, primarily subscription services contracts.

The Company’s contract assets and liabilities are reported in a net position on a customer basis at the end of each reporting period.

Significant changes in the contract liabilities balance (current and noncurrent) during the period are as follows (in thousands):

Contract Liabilities*
Balance - January 1, 2018	$115,009
Revenue recognized that was included in the contract liability (def. revenue) balance at January 1, 2018	(82,424)
Increases due to cash received, excluding amounts recognized as revenue during the period	38,281
Balance - June 30, 2018	$70,866
________________________________

*	Comprised of Deferred Revenue

Revenues recognized during the six months ended June 30, 2018 for performance obligations satisfied or partially satisfied in previous periods were immaterial.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Contract acquisition costs

In connection with the adoption of Topic 606 and the related cost accounting guidance under Accounting Standards Codification (“ASC”) 340, the Company is required to capitalize certain contract acquisition costs consisting primarily of commissions and bonuses paid when contracts are signed. The Company adopted Topic 606 on January 1, 2018 and capitalized $0.7 million in contract acquisition costs related to contracts that were not completed. For contracts that have a duration of less than one year, the Company follows a Topic 606 practical expedient and expenses these costs over the estimated customer life, because it does not pay commissions upon renewals that are commensurate with the initial contract. In the six months ended June 30, 2018, the amount of amortization was immaterial and there was no impairment loss in relation to costs capitalized.

Contract Fulfillment Costs

Under ASC 340-40, the Company evaluates whether or not it should capitalize the costs of fulfilling a contract. Such costs would be capitalized when they are not within the scope of other standards and: (1) are directly related to a contract; (2) generate or enhance resources that will be used to satisfy performance obligations; and (3) are expected to be recovered. No such costs were capitalized as of June 30, 2018.

Transaction price allocated to the remaining performance obligations

Topic 606 requires that the Company disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of June 30, 2018. The Company has elected not to disclose transaction price allocated to remaining performance obligations for:

1.	Contracts with an original duration of one year or less, including contracts that can be terminated for convenience without a substantive penalty;

2.	Contracts for which the Company recognizes revenues based on the right to invoice for services performed;

3.
Variable consideration allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer a distinct good or service that forms part of a single performance obligation in accordance with Topic 606 Section 10-25-14(b), for which the criteria in Topic 606 Section 10-32-40 have been met.

Many of the Company’s performance obligations meet one or more of these exemptions. As of June 30, 2018, the aggregate amount of transaction price allocated to remaining performance obligations, other than those meeting the exclusion criteria above, was $383.8 million, of which approximately 80% is expected to be recognized as revenues within 2 years, and the remainder thereafter.

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

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

In accordance with Topic 606, the disclosure of the impact of adoption to the Company’s Condensed Consolidated Balance Sheet and Condensed Consolidated Statement of Operations was as follows:

	June 30, 2018
	As Reported	Impacts of the New Revenue Standard	Adjusted amounts under prior GAAP
ASSETS
Current assets:
Cash and cash equivalents	$222,785	$—	$222,785
Restricted cash**	3,480	—	3,480
Marketable securities	5,411	—	5,411
Accounts receivable, net	51,439	9,790	41,649
Prepaid expenses and other current assets (2)	57,387	(164)	57,551
Total current assets	340,502	9,626	330,876
Marketable securities	9,021	—	9,021
Property and equipment, net	89,310	—	89,310
Goodwill	233,298	—	233,298
Intangible assets, net	128,164	—	128,164
Deferred tax assets	—	—	—
Other assets (2)	13,090	418	12,672
Note receivable from related party**	84,314	—	84,314
Equity method investment	30,412	—	30,412
Total assets	$928,111	$10,044	$918,067

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,924	$—	$13,924
Accrued expenses	54,540	(12,013)	66,553
Deferred revenues, current (3)	31,391	(2,234)	33,625
Total current liabilities	99,855	(14,247)	114,102
Lease financing obligation	10,319	—	10,319
Convertible debt, net of debt issuance costs	228,410	—	228,410
Deferred tax liabilities	12,472	—	12,472
Deferred revenues, non-current (3)	39,475	14,632	24,843
Other liabilities	15,390	—	15,390
Redeemable noncontrolling interest	12,500	—	12,500
Commitments and contingencies (Note 12)
Series A Convertible Participating Perpetual Preferred Stock, $0.0001 par value; 10,000 shares authorized; 188 shares issued and outstanding at June 30, 2018	168,945	—	168,945
Stockholders’ equity:
Common stock, $0.0001 par value; 100,000 shares authorized, 49,439 and 52,024 shares issued; 42,277 and 46,965 outstanding at June 30, 2018 and December 31, 2017, respectively	5	—	5
Treasury stock, at cost (7,162 and 5,059 shares at June 30, 2018 and December 31, 2017, respectively)	(82,084)	—	(82,084)
Additional paid-in capital	554,218	—	554,218
Accumulated other comprehensive loss (4)	(28,938)	60	(28,998)
Accumulated deficit	(102,456)	9,599	(112,055)
Total stockholders’ equity	340,745	9,659	331,086
Total liabilities and stockholders’ equity	$928,111	$10,044	$918,067
________________________________

**	See Note 5 -Investments in Affiliates and Related Transactions for related party transactions reflected in this account.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

	Three Months Ended June 30,			Six Months Ended June 30,
	As Reported	Impacts of the New Revenue Standard	Adjusted amounts under prior GAAP	As Reported	Impacts of the New Revenue Standard	Adjusted amounts under prior GAAP
Net revenues (3)	$76,742	$9,284	$67,458	$160,451	$20,266	$140,185
Costs and expenses:
Cost of revenues* (5)	39,525	256	39,269	84,074	364	83,710
Research and development	20,200	—	20,200	41,105	—	41,105
Selling, general and administrative (2)	33,938	51	33,887	72,048	101	71,947
Restructuring charges	2,778	—	2,778	3,886	—	3,886
Depreciation and amortization	23,401	—	23,401	46,672	—	46,672
Total costs and expenses	119,842	307	119,535	247,785	465	247,320
Loss from continuing operations	(43,100)	8,977	(52,077)	(87,334)	19,801	(107,135)
Interest income	3,763	—	3,763	7,315	—	7,315
Interest expense	(1,318)	(33)	(1,285)	(2,565)	(72)	(2,493)
Other (expense) income, net	(23)	—	(23)	4,259	—	4,259
Equity method investment loss	(7)	—	(7)	(212)	—	(212)
Loss from continuing operations, before taxes	(40,685)	8,944	(49,629)	(78,537)	19,729	(98,266)
Provision for income taxes	(579)	—	(579)	(704)	—	(704)
Net loss from continuing operations	(41,264)	8,944	(50,208)	(79,241)	19,729	(98,970)
Net loss	(41,264)	8,944	(50,208)	(79,241)	19,729	(98,970)
Net loss attributable to redeemable noncontrolling interests	1,259	—	1,259	2,544	—	2,544
Preferred stock dividend	(7,260)	—	(7,260)	(10,613)	—	(10,613)
Net loss attributable to Synchronoss	$(47,265)	$8,944	$(56,209)	$(87,310)	$19,729	$(107,039)

Basic:
Continuing operations	$(1.20)	$0.22	$(1.42)	$(2.14)	$0.48	$(2.62)
Discontinued operations**	—	—	—	—	—	—
	$(1.20)	$0.22	$(1.42)	$(2.14)	$0.48	$(2.62)
Diluted:
Continuing operations	$(1.20)	$0.22	$(1.42)	$(2.14)	$0.48	$(2.62)
Discontinued operations**	—	—	—	—	—	—
	$(1.20)	$0.22	$(1.42)	$(2.14)	$0.48	$(2.62)
Weighted-average common shares outstanding:
Basic	39,456		39,456	40,812		40,812
Diluted	39,456		39,456	40,812		40,812
________________________________

*	Cost of revenues excludes depreciation and amortization which is shown separately.

**	See Note 3 - Acquisitions and Divestitures for transactions classified as discontinued operations.

(1)	Reflects the impact of changes to the contract term as defined by the new revenue recognition standard.

(2)	Reflects capitalization of costs to obtain a contract.

(3)
Reflects the impact of changes in the delayed pattern of recognition on the Company’s professional services, timing of revenue recognition and allocation of purchase price on software license contracts and legally enforceable rights and obligations prior to when persuasive evidence of an arrangement exists.

(4)	Reflects the impact of foreign currency translation related to the above impacts.

(5)	Reflects the impact of amortization of third party costs over the term of the contract.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

The table below shows Topic 606 Retained earnings reconciliation:

Cumulative catch up Topic 606 adjustment as of January 1, 2018	$(10,130)
Net loss from continued operations	19,729
Retained Earnings at June 30, 2018	$9,599

3. Acquisitions and Divestitures

Acquisition-Related Costs

Total acquisition-related costs recognized during the six months ended June 30, 2018 and 2017 including transaction costs such as legal, accounting, valuation and other professional services, were $1.3 million and $13.0 million, respectively, and are included in selling, general and administrative expense in the Condensed Consolidated Statements of Operations.

Acquisition of honeybee

In May 2018, the Company completed the acquisition of the honeybee software business (“honeybee”), a provider of digital solutions targeted at optimizing the customer experience from Dixons Carphone plc which offers a digital transformation platform that makes it easier for companies to design and launch omni-channel customer journeys. Consideration paid by the Company consisted of approximately $9.8 million in cash and $8.7 million to be paid over the next three years. As of June 30, 2018 the preliminary opening balance sheet reflected intangible assets and net working capital in the amount of $8.9 million and $9.6 million respectively. The Company is currently evaluating the impact of the contracts obtained in the transaction and any changes in net working capital balances.

Customers of the honeybee platform, such as mobile operators and other communication service providers, can rapidly create and adapt digital sales processes for contact centers, retail stores, and online channels. This helps reduce complexity for the end-user as well as internal employees, while delivering a single customer experience at all touch-points and improved business outcomes such as reduced cost and increased revenue. The acquisition did not have a material impact on the Company’s Condensed Consolidated Statements of Operations.

Divestitures

2018 Transactions

SNCR, LLC

On November 16, 2015, the Company formed a venture with Goldman Sachs (“Goldman”), referred to as SNCR, LLC in order to develop and deploy the Synchronoss Secure Mobility Suite, which would include integration of Synchronoss Workspace platform with Goldman's internally developed mobile security intellectual property to help provide a safe, secure mobile device environment that also effectively supports bring your own device (“BYOD”).

During the fourth quarter of 2017, the Company entered into a termination agreement with Goldman to terminate the venture, and provide a perpetual, irrevocable license of the venture’s intellectual property for use in Goldman’s back-office. As part of the agreement, the Company was relieved of any future obligations to support Goldman’s use of the software. The venture formally ended in the first quarter of 2018 resulting in the elimination of the Company’s associated noncontrolling interest balance and an increase to additional paid in capital balance of $12.8 million on the Company’s Condensed Consolidated Balance Sheets.

2017 Transactions

Intralinks

On January 19, 2017, the Company purchased all outstanding shares of Intralinks Holdings, Inc. (“Intralinks”) for approximately $815.0 million, net of cash acquired. In connection with the acquisition, the Company entered into a $900.0 million

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

senior secured term loan (the “2017 Term Facility”). Intralinks is a global technology provider of SaaS solutions for secure enterprise content collaboration within and among organizations. Intralinks’ cloud-based solutions enable organizations to securely manage, control, track, search, exchange and collaborate on sensitive information inside and outside the firewall. The total purchase price consideration consisted of the repayment of existing Intralinks indebtedness, and non-cash consideration for services rendered on unvested Intralinks equity awards that were converted into the Company equity awards on the acquisition date. The acquisition was primarily funded from the proceeds of the $900.0 million credit agreement.

On June 23, 2017, the Company received a non-binding indication of interest from Siris Capital Group, LLC (“Siris”) to acquire the Company. In light of the indication of interest, the Board of Directors decided to explore a broad range of strategic alternatives that would have the potential to unlock shareholder value. In October 2017, the Company concluded its review of strategic alternatives and determined that the best approach for the Company to achieve the goal of maximizing shareholder value was to focus on its core TMT business, divest non-core assets and improve its balance sheet strength, cash position and potential profitability. Under the terms of certain definitive agreements, investment funds affiliated with Siris acquired all of the stock of the Company’s wholly-owned subsidiary, Intralinks, for consideration of cash and an investment in convertible preferred equity of the Company.

On October 17, 2017, the Company announced its entry into definitive agreements for the sale of Intralinks, and the right to sell a newly created series of preferred stock of Synchronoss to affiliates of Siris. Subject to the terms and conditions set forth in a share purchase agreement, dated as of October 17, 2017 (the “Share Purchase Agreement”), among Synchronoss, Intralinks and Impala Private Holdings II, LLC, an affiliate of Siris (“Impala”), Impala agreed to acquire from the Company, the issued and outstanding shares of common stock of Intralinks for approximately $977.3 million in cash plus a potential contingent payment of up to $25.0 million, subject to an adjustment for cash, debt and working capital (the “Intralinks Transaction”). The total amount of funds used to complete the Intralinks Transaction and related transactions and pay related fees and expenses was approximately $1.0 billion, which was funded through a combination of equity and debt financing obtained by Impala.

Subsequently, on November 14, 2017, the Company sold Intralinks to Impala, for approximately $991.0 million in cash, subject to post-closing adjustments for changes in cash, debt and working capital. As a result of the sale, the Company prepaid the remaining balance on the 2017 Term Facility. If, in the future, Impala receives net cash proceeds in excess of $440.0 million from any sale of equity or assets of Intralinks, or a dividend or distribution in respect of the shares of Intralinks, then Impala is required to pay the Company up to an additional $25.0 million in cash or publicly traded securities. Immediately following the consummation of the Intralinks Transaction, the Company paid to Impala $5.0 million as partial reimbursement of the out-of-pocket fees and expenses incurred by Impala, Siris and their respective affiliates in connection with the execution of the Share Purchase Agreement and the Intralinks Transaction. Amounts reimbursed were recorded as a reduction in the gain on sale. The operations of Intralinks were presented as discontinued operations in 2017.

SpeechCycle

On February 1, 2017, the Company completed a divestiture of its SpeechCycle business, to an unrelated third party, for consideration of $13.5 million.

As part of the divestiture, the Company entered into a one year transition services agreement with the acquirer to support various indirect activities such as customer software support, technical support services and maintenance and support services. These services were terminated during the first quarter of 2018. The Company recorded a pre-tax gain of $4.9 million as a result of the divestiture which is included in other income (expense), net in the Condensed Consolidated Statement of Operations.

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

The following is a summary of assets, liabilities and redeemable noncontrolling interests and their related classifications under the fair value hierarchy:

	June 30, 2018
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Cash, cash equivalents and restricted cash (1)	$226,265	$226,265	$—	$—
Marketable securities-short term (2)	5,411	—	5,411	—
Marketable securities-long term (2)	9,021	—	9,021	—
Total assets	$240,697	$226,265	$14,432	$—
Liabilities
Contingent interest derivative (3)	$327	$—	$—	$327
Total liabilities	$327	$—	$—	$327
Temporary equity
Redeemable noncontrolling interests (4)	$12,500	$—	$—	$12,500
Total temporary equity	$12,500	$—	$—	$12,500

	December 31, 2017
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Cash, cash equivalents and restricted cash (1)	$246,125	$246,125	$—	$—
Marketable securities-short term (2)	3,111	—	3,111	—
Total assets	$249,236	$246,125	$3,111	$—
Liabilities
Contingent interest derivative (3)	$193	$—	$—	$193
Mandatorily redeemable financial instrument (5)	$37,959	$—	$—	$37,959
Total liabilities	$38,152	$—	$—	$38,152
Temporary Equity
Redeemable noncontrolling interests (4)	$25,280	$—	$—	$25,280
Total temporary equity	$25,280	$—	$—	$25,280
________________________________

(1)	Cash equivalents primarily included money market funds.

(2)	Marketable securities is comprised of municipal bonds and certificates of deposit.

(3)	Contingent interest derivative related to convertible debt is included in accrued expenses, for further details see Note 6 - Debt.

(4)	Put arrangements held by the noncontrolling interests in certain of the Company’s joint ventures.

(5)
Mandatorily redeemable financial instruments are comprised of the Company’s contractual obligation to deliver a set number of preferred shares at a time in less than twelve months and the option for the Company to receive a set number of common shares. In 2018, this was exchanged as partial consideration in connection with issuance of the Company’s Series A Convertible Participating Perpetual Preferred Stock.

Available-for-Sale Securities

The Company utilizes the market approach to measure fair value for its financial assets. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets. The Company’s marketable securities investments classified as Level 2 primarily utilize broker quotes in a non-active market for valuation of these securities. No transfers of assets between Level 1, Level 2 and Level 3 of the fair value measurement hierarchy occurred during the six months ended June 30, 2018.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Unrealized gains and losses are reported as a component of accumulated other comprehensive income in stockholders’ equity. There were no sales of marketable securities during the six months ended June 30, 2018 and 2017. The cost of securities sold is based on the specific identification method. The Company evaluates investments with unrealized losses to determine if the losses are other than temporary. The Company has determined that the gross unrealized losses at June 30, 2018 and 2017 are temporary. In making this determination, the Company considered the financial condition, credit ratings and near-term prospects of the issuers, the underlying collateral of the investments, and the magnitude of the losses as compared to the cost and the length of time the investments have been in an unrealized loss position. Additionally, while the Company classifies the securities as available for sale, the Company does not currently intend to sell such investments and it is more likely than not to recover the carrying value prior to being required to sell such investments.

At June 30, 2018 and December 31, 2017, the estimated fair value of investments classified as available-for-sale, were as follows:

	June 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities:
Certificates of deposit	$4,026	$—	$(18)	$4,008
Corporate bonds	402	—	(3)	399
Municipal bonds	10,058	1	(34)	10,025
Total marketable securities	$14,486	$1	$(55)	$14,432

As of June 30, 2018, there were no accumulated unrealized losses related to investments that have been in a continuous unrealized loss position for 12 months or longer. The aggregate related fair value of investment with unrealized losses was less than $13.3 million.

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

The contractual maturities of marketable debt securities were as follows:

	June 30, 2018
	Amortized Cost	Fair Value
Due within one year	$5,420	$5,411
Due after 1 year through 5 years	8,803	8,760
Due after 5 years through 10 years	—	—
Due after 10 years	263	261
Total available-for-sale debt securities	$14,486	$14,432

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

The changes in fair value of the Company’s Level 3 redeemable noncontrolling interests during the six months ended June 30, 2018 were as follows:

Balance at December 31, 2017	$25,280
Fair value adjustment	(10,236)
Net loss attributable to redeemable noncontrolling interests	(2,544)
Balance at June 30, 2018	$12,500

5. Investments in Affiliates and Related Transactions

Sequential Technology International, LLC

The Company includes investments which are accounted for using the equity method, under the caption equity method investments on the Company’s Condensed Consolidated Balance Sheets. As of June 30, 2018, the Company’s investments in equity interests was comprised of $30.4 million related to a 30% equity interest in Sequential Technology International, LLC (“STIN”).

Sequential Technology International Holdings LLC (“STIH”), which holds a 70% equity interest in STIN, also holds a senior note issued by a Third Party (“Third-Party Note” or “Seller Note”). The Third-Party Note is secured against STIH’s equity interest in STIN and is senior to the Company’s equity interest in STIN. Under the arrangement, cash dividends due to the Company from STIN, other than required cash distributions made for tax purposes, are deferred until the Third-Party Note is paid in full. As of June 30, 2018, all the amounts under Third-Party Note are paid in full. Under the terms of a paid-in-kind purchase money note (the “PIK Note”) issued to the Company by STIH, deferred distributions are added to the amounts outstanding under the PIK Note.

In connection with the divestiture of the exception handling business of the Company, Synchronoss entered into a three-year Cloud Telephony and Support services agreement to grant STIN access to certain Synchronoss software and private branch exchange systems to facilitate exception handling operations required to support STIN customers.

For the three months ended June 30, 2018 and 2017, the Company recognized $6.4 million and $4.2 million, respectively, in revenue related to Cloud Telephony and Support services, and $0.4 million and $0.5 million, respectively, in revenue related to all other services. For the six months ended June 30, 2018 and 2017, the Company recognized $12.8 million and $4.2 million, respectively in revenue related to Cloud Telephony and Support services, and $1.0 million and $0.9 million, respectively, in revenue related to all other services.

The following is a summary of the PIK Note related balances:

	Seller Note	Impairment	Unamortized Discount	Loan Accrued Interest	Distribution Note	Distribution interest	Total
December 31, 2017	$83,000	$(14,562)	$(12,162)	$11,096	$6,187	$425	$73,984
Activity	—	—	438	6,104	3,293	495	10,330
June 30, 2018	$83,000	$(14,562)	$(11,724)	$17,200	$9,480	$920	$84,314

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

During the six months ended June 30, 2018, STIN distributed approximately $3.3 million to the Company, which was recognized as reduction in the Company’s equity investment in STIN and a corresponding adjustment to increase the PIK Note. Amounts were used by STIH to facilitate accelerated payment on the Third-Party Note held by STIH.

The STIN affiliate balances and their classification in the Condensed Consolidated Balance Sheet as of June 30, 2018, were as follows:

	June 30, 2018	December 31, 2017
Restricted cash (A)	$83	$118
Accounts receivable (B)	18,934	18,033
Total assets	$19,017	$18,151

Accrued expenses (A)	83	118
Total liabilities	$83	$118
________________________________

(A)
The Company collected less than $0.1 million from STIN customers, on behalf of STIN, which remained outstanding as of June 30, 2018. This amount has been classified in short term restricted cash and in accrued expenses on the Condensed Consolidated Balance Sheets.

(B)
These amounts principally included revenues generated from the Cloud and Telephony Support Services agreement and pass-through of vendor expenses incurred during the transition and assignment of vendor contracts.

6. Debt

Total debt consists of the following:

	June 30, 2018	December 31, 2017
Convertible Senior Notes	$230,000	$230,000
Unamortized debt issuance costs (1)	(1,590)	(2,296)
Total long-term debt, carrying value	$228,410	$227,704
________________________________

(1)	Unamortized debt issuance costs is related to Convertible Senior Notes.

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

Holders of the 2019 Notes who convert their notes in connection with a qualifying fundamental change, as defined in the related indenture, may be entitled to a make-whole premium in the form of an increase in the conversion rate. Additionally, following the occurrence of a fundamental change, holders may require that the Company repurchase some or all of the 2019 Notes for cash at a repurchase price equal to 100% of the principal amount of the notes being repurchased, plus accrued and unpaid interest, if any. As of June 30, 2018, none of these conditions existed with respect to the 2019 Notes and as a result, the 2019 Notes are classified as long term.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Included in the definition of a fundamental change is whether the Company’s common stock ceases to be listed or quoted on Nasdaq. In May 2018, trading of the Company’s common stock has been suspended on Nasdaq, however, it has not been delisted.

The 2019 Notes are the Company’s direct senior unsecured obligations and rank equal in right of payment to all of the Company’s existing and future unsecured and unsubordinated indebtedness.

During the three and six months ended June 30, 2018, interest expense for the Company’s 2019 Notes related to the contractual interest coupon was $0.5 million and $0.9 million, respectively.

At June 30, 2018, the carrying amount of the liability was $228.4 million and the outstanding principal of the 2019 Notes was $230.0 million, with an effective interest rate of approximately 1.38%. The fair value of the 2019 Notes was $221.0 million at June 30, 2018. The fair value of the liability of the 2019 Notes was determined using a discounted cash flow model based on current market interest rates available to the Company. These inputs are corroborated by observable market data for similar liabilities and therefore classified within Level 2 of the fair-value hierarchy.

The Company is required to meet all SEC filing requirements and deadlines in order to be in compliance with the 2019 Notes. In the event that the Company does not meet the filing requirements, the Company will be in default under the 2019 Notes unless it elects to pay the noteholders additional interest of 0.25% up to 180 days from the date of the notice of default and 0.50% thereafter up to 360 days. The Company may agree to pay additional interest to the holders by notifying holders and the trustee within 90 days from the notice of default. If the Company decides to pay the additional interest, but has not remedied its failure to meet all SEC filing requirements within 360 days from the notice of default, it will be in default. If the Company fails to elect to pay the additional interest, it will be in default if it does not remedy the its failure to meet all SEC filing requirements within the 90 days from the notice of default.

The Company received a notice of default from holders of more than 25% of the outstanding principal amount of the 2019 Notes on October 13, 2017. In accordance with the terms of the 2019 Notes, the Company elected to begin paying additional interest starting January 11, 2018 (the 90th day following the Company’s receipt of the notice of default). As a result of the Company regaining compliance with its SEC filing requirements, the Company was no longer required to pay the additional interest as of July 9, 2018. The Company is required to record a derivative related to this contingent interest as a liability and expense in its financial statements due to the late filings of the Company’s quarterly reports on Form 10-Q in 2017. At June 30, 2018, the recorded contingent interest derivative liability within accrued expenses was approximately $0.3 million.

2019 Notes Notice

On June 13, 2018, The Bank of New York Mellon, in its capacity as trustee (the “Trustee”) under the indenture dated as of August 12, 2014 (the “Indenture”) governing for the 2019 Notes, filed a verified complaint with the Court of Chancery of the State of Delaware, captioned The Bank of New York Mellon, as Indenture Trustee v. Synchronoss Technologies, Inc. (the “BNY Action”). The BNY Action complaint alleges that a “Fundamental Change” has occurred under the Indenture as a result of the Company’s Common Stock ceasing to be listed or quoted on Nasdaq and that an event of default under the Indenture has occurred as a result of the Company’s failure to provide a notice of such Fundamental Change which, if true, following notice from holders of more than 25% of the outstanding principal under the Notes would trigger the acceleration of the principal and interest outstanding under the 2019 Notes, which otherwise mature on August 15, 2019. The Company intends to defend against all of the claims vigorously. Pursuant to a scheduling order entered by the Court (the “Scheduling Order”), the Company filed its opening brief in support of its motion to dismiss the BNY Action on July 27, 2018. The Scheduling Order provides for the completion of briefing on the Company’s motion to dismiss and any dispositive motion filed by the Trustee on September 17, 2018. Thereafter, the Court may in its discretion hold oral argument prior to rendering its decision. Due to the inherent uncertainties of litigation, the Company cannot predict the outcome of the BNY Action at this time, and the Company can give no assurance that the asserted claims will not have a material adverse effect on the Company’s financial position or results of operations.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Interest expense

The following table summarizes the Company’s interest expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Amended Credit Facility
Amortization of debt issuance costs	$—	$—	$—	$748
Commitment fee	—	—	—	25
Interest on borrowings	—	—	—	24
2017 Term Facility
Amortization of debt issuance costs	—	739	—	1,355
Interest on borrowings	—	9,288	—	16,636
Revolving Facility
Amortization of debt issuance costs	—	184	—	338
Commitment fee	—	187	—	334
Convertible Senior Notes
Amortization of debt issuance costs	353	353	706	706
Interest on borrowings	431	432	862	863
Additional interest on default	63	—	192	288
Capital leases	241	243	483	486
Other	230	418	322	658
Total	$1,318	$11,844	$2,565	$22,461

7. Accumulated Other Comprehensive Income/ (Loss)

The changes in accumulated other comprehensive (loss) during the six months ended June 30, 2018, were as follows:

	Foreign Currency Translation Adjustment	Unrealized (Loss) Income on Intra-Entity Foreign Currency Transactions	Unrealized Holding Gains (Losses) on Available-for-Sale Securities	Total
Balance at December 31, 2017	$(20,284)	$(3,085)	$(4)	$(23,373)
Other comprehensive loss	(4,985)	(778)	(49)	(5,812)
Tax effect	—	247	—	247
Total comprehensive loss	(4,985)	(531)	(49)	(5,565)
Balance at June 30, 2018	$(25,269)	$(3,616)	$(53)	$(28,938)

8. Stockholders’ Equity

There were no significant changes to Company’s authorized capital stock and preferred stock during the three and six months ended June 30, 2018.

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

In accordance with the terms of the Share Purchase Agreement dated as of October 17, 2017 (the “PIPE Purchase Agreement”),
with Silver Private Holdings I, LLC, an affiliate of Siris (“Silver”), on February 15, 2018, the Company issued to Silver 185,000 shares of its newly issued Series A Convertible Participating Perpetual Preferred Stock (the “Series A Preferred Stock”), par value $0.0001 per share, with an initial liquidation preference of $1,000 per share, in exchange for $97.7 million in cash and the transfer from Silver to the Company of the 5,994,667 shares of the Company’s common stock held by Silver (the “Preferred Transaction”). As of June 30, 2018, there were 188,353 shares of Series A Preferred Stock outstanding. Prior to or contemporaneously with the consummation of the Preferred Transaction, Synchronoss agreed to file the certificate of designations to its certificate of incorporation to establish the rights, preferences, privileges, qualifications, restrictions and limitations of the Series A Preferred Stock (the “Series A Certificate”) and enter into the Investor Rights Agreement with Silver setting forth certain registration, governance and preemptive rights of Silver with respect to Synchronoss discussed below.

In accordance with the terms of the PIPE Purchase Agreement with Silver on February 15, 2018, the Company exercised its option to complete the Preferred Transaction. In connection with the issuance of the Series A Preferred Stock, the Company (i) filed the Series A Certificate and (ii) entered into the Investor Rights Agreement. Pursuant to the PIPE Purchase Agreement, at the closing, the Company paid to Siris $5.0 million as a reimbursement of Silver’s reasonable costs and expenses incurred in connection with the Preferred Transaction. In connection with execution of the Preferred Transaction, Silver delivered 5,994,667 shares of Synchronoss common stock, which have been recorded as Treasury shares as of June 30, 2018.

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

On and after the fifth anniversary of February 15, 2018, holders of shares of Series A Preferred Stock have the right to cause the Company to redeem each share of Series A Preferred Stock for cash in an amount equal to the sum of the current liquidation preference and any accrued dividends. Each share of Series A Preferred Stock is also redeemable at the option of the holder upon the occurrence of a “Fundamental Change” (as that term is defined in the Series A Certificate) at a specified premium (“Liquidation Value”). In addition, the Company is also permitted to redeem all outstanding shares of the Series A Preferred Stock at any time (i) within the first 30 months of the date of issuance for the sum of the then-applicable Liquidation Preference, accrued but unpaid dividends and a make whole amount (known as “Redemption Value”) and (ii) following the 30-month anniversary of the date of issuance for the sum of the then-applicable Liquidation Preference and the accrued but unpaid dividends. As of June 30, 2018 the Liquidation Value and Redemption Value of the Preferred Shares was $325.6 million and $261.1 million respectively.

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

For so long as the holders of shares of Series A Preferred Stock have the right to nominate at least one director, the Company is required to obtain the prior approval of Silver prior to taking certain actions, including: (i) certain dividends, repayments and redemptions; (ii) any amendment to the Company’s certificate of incorporation that adversely effects the rights, preferences, privileges or voting powers of the Series A Preferred Stock; (iii) issuances of stock ranking senior or equivalent to shares of Series A Preferred Stock (including additional shares of Series A Preferred Stock) in the priority of payment of dividends or in the distribution of assets upon any liquidation, dissolution or winding up of the Company; (iv) changes in the size of the Company’s Board of Directors; (v) any amendment, alteration, modification or repeal of the charter of the Company’s Nominating and Corporate Governance Committee of the Board of Directors and related documents; and (vi) any change in the Company’s principal business or the entry into any line of business outside of the Company’s existing lines of businesses. In addition, in the event that the Company is in EBITDA Non-Compliance (as defined in the Series A Certificate) or the undertaking of certain actions would result in the Company exceeding a specified pro forma leverage ratio, then the prior approval of Silver would be required to incur indebtedness (or alter any debt document) in excess of $10.0 million, enter or consummate any transaction where the fair market value exceeds $5.0 million individually or $10.0 million in the aggregate in a fiscal year or authorize or commit to capital expenditures in excess of $25.0 million in a fiscal year.

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

Registration Rights

There were no significant changes to Company’s registration rights during the three and six months ended June 30, 2018.

Stock Plans

There were no significant changes to Company’s Stock Plans during the three and six months ended June 30, 2018. As of June 30, 2018, there were 0.2 million shares available for grant or award under the Company’s 2015 Plan and 1.0 million shares available for the grant or award under the Company’s new hire equity incentive plan.

Stock-Based Compensation

The following table summarizes stock-based compensation expense related to all of the Company’s stock awards included by operating expense categories, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Cost of revenues	$1,300	$471	$2,412	$2,208
Research and development	1,802	953	3,342	2,980
Selling, general and administrative	4,536	1,214	9,070	5,561
Total stock-based compensation expense	$7,638	$2,638	$14,824	$10,749

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

The following table summarizes stock-based compensation expense related to all of the Company’s stock awards included by award types, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Stock options	$1,980	$1,535	$3,740	$2,988
Restricted stock awards	5,658	1,036	11,084	7,431
Employee Stock Purchase Plan	—	67	—	330
Total stock-based compensation before taxes	$7,638	$2,638	$14,824	$10,749
Tax benefit	$531	$506	$2,954	$1,713

The total stock-based compensation cost related to unvested equity awards as of June 30, 2018 was approximately $54.4 million. The expense is expected to be recognized over a weighted-average period of approximately 2.54 years.

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

Stock Options

There were no significant changes to Company’s Stock Option Plans during the three and six months ended June 30, 2018.

The Company uses the Black-Scholes option pricing model for determining the estimated fair value for stock options. The weighted-average assumptions used in the Black-Scholes option pricing model are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Expected stock price volatility	65.1%	53.2%	65.1%	49.2%
Risk-free interest rate	2.6%	1.7%	2.5%	1.7%
Expected life of options (in years)	4.08	4.05	4.08	4.03
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Weighted-average fair value (grant date) of the options	$5.47	$6.87	$5.34	$7.79

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

The following table summarizes information about stock options outstanding as of June 30, 2018:

Options	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2017	3,950	$21.54
Options Granted	902	10.37
Options Exercised	—	—
Options Cancelled	(290)	24.40
Outstanding at June 30, 2018	4,562	$19.15	5.37	$566
Vested at June 30, 2018	1,420	$30.97	3.46	$—
Exercisable at June 30, 2018	1,420	$30.97	3.46	$—

For the three months ended June 30, 2018 and 2017, the Company recognized nil and less than $0.1 million, respectively in the total intrinsic value for stock options exercised. For the six months ended June 30, 2018 and 2017, the Company recognized nil and $1.0 million, respectively in the total intrinsic value for stock options exercised.

Awards of Restricted Stock and Performance Stock

There were no significant changes to Company’s restricted stock award (“Restricted Stock”) and performance stock plan during the three and six months ended June 30, 2018.

A summary of the Company’s unvested restricted stock at June 30, 2018, and changes during the six months ended June 30, 2018, is presented below:

Unvested Restricted Stock	Number of Awards	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2017	2,064	$22.75
Granted	1,329	10.17
Vested	(499)	30.27
Forfeited	(109)	19.56
Unvested at June 30, 2018	2,785	$15.45

Restricted stock awards are granted subject to other service conditions or service and performance conditions (“Performance-Based Awards”). Restricted stock and performance-based awards are measured at the closing stock price at the date of grant and are recognized straight line over the requisite service period.

Share Repurchase Program

There were no repurchases in 2018. In 2018, the Company retired 3.9 million shares of Common Stock that were previously repurchased in prior years. Any related additional paid in capital and par values were removed from the Common Stock numbers.

9. Restructuring

In March 2016 and December 2016, the Company initiated a work-force reduction as part of a corporate restructuring, with reductions occurring across all levels and departments within the Company, primarily in an effort to reduce costs subsequent to an acquisition or divestiture. These measures were intended to reduce costs and to align the Company’s resources with its key strategic priorities. The Company authorized additional work force reduction initiatives throughout 2017 and in period ending June 2018. As of June 30, 2018, there were $1.7 million of accrued restructuring charges on the Condensed Consolidated Balance Sheets.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

A summary of the Company’s restructuring accrual at June 30, 2018 and changes during the six months ended June 30, 2018, are presented below:

	Balance at December 31, 2017	Charges	Payments	Other Adjustments[1]	Balance at June 30, 2018
Employment termination costs	$474	$3,886	$(2,653)	$(7)	$1,700
Facilities consolidation	24	—	(6)	—	18
Total	$498	$3,886	$(2,659)	$(7)	$1,718

________________________________

(1)	Includes non-cash adjustments.

10. Income Taxes

The Company recognized approximately $0.7 million and $5.1 million in related income tax expense and benefit during the six months ended June 30, 2018 and 2017, respectively. The effective tax rate was approximately (0.9)% for the six months ended June 30, 2018, which was lower than the U.S. federal statutory rate primarily due to the full valuation allowances recorded in the fourth quarter of 2017. The Company considered all available evidence, including historical profitability and projections of future taxable income together with new evidence, both positive and negative, that could affect the view of the future realization of deferred tax assets. As a result of the assessment, no change was recorded by the Company to the valuation allowance during the six months ended June 30, 2018.

11. Earnings per Common Share (“EPS”)

Basic EPS is computed based upon the weighted average number of common shares outstanding for the year. Diluted EPS is computed based upon the weighted average number of common shares outstanding for the year plus the dilutive effect of common stock equivalents using the treasury stock method and the average market price of the Company’s common stock for the year. The Company includes participating securities (Redeemable Convertible Preferred Stock - Participation with Dividends on Common Stock that contain preferred dividend) in the computation of EPS pursuant to the two-class method. The two-class method of computing earnings per share is an allocation method that calculates earnings per share for common stock and participating securities. During periods of net loss, no effect is given to the participating securities because they do not share in the losses of the Company.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator - Basic:
Net loss from continuing operations	$(41,264)	$(22,608)	$(79,241)	$(68,060)
Net loss attributable to redeemable noncontrolling interests	1,259	2,815	2,544	5,704
Preferred stock dividend	(7,260)	—	(10,613)	—
Net (loss) income from continuing operations attributable to Synchronoss	(47,265)	(19,793)	(87,310)	(62,356)

Income from discontinued operations, net of taxes**	—	(6,775)	—	(22,909)
Net (loss) income attributable to Synchronoss	$(47,265)	$(26,568)	$(87,310)	$(85,265)

Numerator - Diluted:
Net (loss) income from continuing operations attributable to Synchronoss	$(47,265)	$(19,793)	$(87,310)	$(62,356)
Income effect for interest on convertible debt, net of tax	—	—	—	—
Net loss from continuing operations adjusted for the convertible debt	(47,265)	(19,793)	(87,310)	(62,356)

Income from discontinued operations, net of taxes**	—	(6,775)	—	(22,909)
Net loss attributable to Synchronoss	$(47,265)	$(26,568)	$(87,310)	$(85,265)

Denominator:
Weighted average common shares outstanding — basic	39,456	44,618	40,812	44,416
Dilutive effect of:
Shares from assumed conversion of convertible debt [1]	—	—	—	—
Shares from assumed conversion of preferred stock [2]	—	—	—	—
Options and unvested restricted shares	—	—	—	—
Weighted average common shares outstanding — diluted	39,456	44,618	40,812	44,416

Basic EPS
Continuing operations	$(1.20)	$(0.44)	$(2.14)	$(1.40)
Discontinued operations**	—	(0.16)	—	(0.52)
	$(1.20)	$(0.60)	$(2.14)	$(1.92)
Diluted EPS
Continuing operations	$(1.20)	$(0.44)	$(2.14)	$(1.40)
Discontinued operations**	$—	$(0.16)	$—	$(0.52)
	$(1.20)	$(0.60)	$(2.14)	$(1.92)

Anti-dilutive stock options excluded	4,640	2,989	4,296	2,349
Unvested shares of restricted stock awards	2,785	2,250	2,785	2,250
________________________________

**	See Note 3 - Acquisitions and Divestitures for transactions classified as discontinued operations.

(1)
The calculation for each period does not include the effect of assumed conversion of convertible debt of 4,325,646 shares, which is based on 18.8072 shares per $1,000 principal amount of the 2019 Notes.

(2)
The calculation for each period does not include the effect of assumed conversion of preferred stock of 10,464,064 shares, which is based on 55.5556 shares per $1,000 principal amount of the preferred stock, because the effect would have been anti–dilutive.

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

Legal Matters

On May 1, 2017, May 2, 2017, June 8, 2017 and June 14, 2017, four putative class actions were filed against the Company and certain of its officers and directors in the United States District Court for the District of New Jersey (the “Securities Law Action”). After these cases were consolidated, the court appointed as lead plaintiff Employees’ Retirement System of the State of Hawaii, which filed, on November 20, 2017, a consolidated amended complaint purportedly on behalf of purchasers of the Company’s common stock between February 3, 2016 and June 13, 2017. The consolidated amended complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and it alleges, among other things, that the defendants made false and misleading statements of material information concerning the Company’s financial results, business operations, and prospects. The plaintiff seeks unspecified damages, fees, interest, and costs. On February 2, 2018, the defendants filed a motion to dismiss the consolidated amended complaint in its entirety, with prejudice, which remains pending. The Company believes that the asserted claims lack merit, and the Company intends to defend against all of the claims vigorously. Due to the inherent uncertainties of litigation, the Company cannot predict the outcome of the actions at this time, and can give no assurance that the asserted claims will not have a material adverse effect on the financial position or results of operations of the Company.

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

The Company’s 2011 acquisition agreement with Miyowa SA (“Miyowa”) provided that former shareholders of Miyowa would be eligible for earn-out payments to the extent specified business milestones were achieved following the acquisition. In December 2013, Eurowebfund and Bakamar, two former shareholders of Miyowa filed a complaint against the Company in the Commercial Court of Paris, France claiming that they are entitled to certain earn-out payments under the acquisition agreement. The Company was served with a copy of this complaint in January 2014. On December 3, 2015, the Court dismissed all claims in the complaint against the Company. On December 19, 2015, the former shareholders of Miyowa filed an appeal with the Court of Appeal of Paris, France, appealing the Court’s decision. On January 11, 2018, the Court of Appeal of Paris, France, dismissed the appeal. The plaintiffs have informed the Company that they will not be appealing this decision.

On July 11, 2017, Shareholder Representative Services LLC, on behalf of the persons entitled to receive merger consideration (the “Sellers”) in connection with the Company’s acquisition of Razorsight, commenced arbitration against the Company with respect to a dispute over the amount due to the Sellers as additional consideration.   Under the Razorsight purchase agreement, the Sellers are entitled to a percentage of any revenue recognized by the Company generated from the sale or licensing of Razorsight products in 2016 after a specific revenue threshold is obtained.  The parties disagreed over the determination of the amount of revenue recognized in 2016.  The parties entered into an agreement resolving the arbitration in May 2018.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

On June 13, 2018, The Bank of New York Mellon, in its capacity as trustee (the “Trustee”) under the indenture dated as of August 12, 2014 (the “Indenture”) governing for the 2019 Notes, filed a verified complaint with the Court of Chancery of the State of Delaware, captioned The Bank of New York Mellon, as Indenture Trustee v. Synchronoss Technologies, Inc. (the “BNY Action”). The BNY Action complaint alleges that a “Fundamental Change” has occurred under the Indenture as a result of the Company’s Common Stock ceasing to be listed or quoted on Nasdaq and that an event of default under the Indenture has occurred as a result of the Company’s failure to provide a notice of such Fundamental Change which, if true, following notice from holders of more than 25% of the outstanding principal under the Notes would trigger the acceleration of the principal and interest outstanding under the 2019 Notes, which otherwise mature on August 15, 2019. The Company intends to defend against all of the claims vigorously. Pursuant to a scheduling order entered by the Court (the “Scheduling Order”), the Company filed its opening brief in support of its motion to dismiss the BNY Action on July 27, 2018. The Scheduling Order provides for the completion of briefing on the Company’s motion to dismiss and any dispositive motion filed by the Trustee on September 17, 2018. Thereafter, the Court may in its discretion hold oral argument prior to rendering its decision. The Company intends to defend against all of the claims vigorously. Due to the inherent uncertainties of litigation, the Company cannot predict the outcome of the BNY Action at this time, and the Company can give no assurance that the asserted claims will not have a material adverse effect on the Company’s financial position or results of operations.

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

Nasdaq Compliance

On May 16, 2017, the Company received notice from the Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”) indicating that it was not in compliance with Nasdaq Listing Rule 5250(c)(1) (the “Rule”), which requires timely filing of periodic reports with the SEC, because the Company had not yet filed the Form 10-Q for the quarterly period ended March 31, 2017. The notice indicated that the Company had until July 17, 2017 to submit a plan to regain compliance with Nasdaq’s continued listing requirements. On July 17, 2017, the Company timely submitted a plan to Nasdaq detailing how it planned to regain compliance with Nasdaq’s continued listing requirements.

On July 26, 2017, Nasdaq granted the Company an exception from its continued listing requirements until November 13, 2017 to file all delinquent periodic reports, including the delinquent Form 10-Q for the quarterly period ended March 31, 2017. In connection with the Company’s delinquency in filing the Form 10-Q for the quarterly period ended June 30, 2017, Nasdaq has requested an update to the Company’s original plan to regain compliance with Nasdaq’s continued listing requirements.

On August 16, 2017, the Company received notice from Nasdaq indicating that it was not in compliance with the Rule because the Company had not yet filed the Form 10-Q for the quarterly period ended June 30, 2017.

On November 15, 2017, the Company received a letter from the Staff of Nasdaq notifying it that since the Company remained delinquent in filing the Form 10-Q for the quarterly periods ended March 31, 2017, June 30, 2017 and September 30, 2017, it had not regained compliance with the Rule. Previously, Nasdaq granted an extension until November 13, 2017 to file all delinquent periodic reports. As described in the letter, as a result of the continued delinquency, the Company’s common stock was subject to being delisted unless it timely requested a hearing before a Nasdaq Hearings Panel (the “Panel”).

On December 6, 2017, the Company received a letter from Nasdaq granting the Company’s request to extend the stay of suspension pending a hearing before the Panel, in late January 2018. In early February 2018, the Nasdaq granted the Company an extension until May 10, 2018 to regain compliance with Nasdaq’s listing requirements.

On February 6, 2018, the Company received a notification letter from a Hearings Advisor from the Nasdaq Office of General Counsel informing the Company that the Panel granted the Company’s request for an extension until May 10, 2018 to become current with its filings with the SEC. Additionally, the extension was subject to the Company providing the Panel with periodic updates regarding its ongoing restatement of its financial statements and providing the Panel with an update issued to investors on or before June 30, 2018. The Panel granted the Company the maximum possible extension until the expiration of the Panel’s

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

discretion to allow continued listing while the Company remained out of compliance with Nasdaq’s continued listing requirements. To comply with Nasdaq extension requirements, the Company issued an update to investors on March 28, 2018.

On May 4, 2018, the Company informed the Panel of its determination that it would be unable to satisfy the May 10, 2018 deadline. On May 11, 2018, the Company received a notification letter from the Panel indicating that trading in the Company’s common stock was suspended effective at the open of business on May 14, 2018. The Panel also determined to delist the Company’s shares from Nasdaq after applicable appeal periods have lapsed. The Company has appealed the decision to the Nasdaq Listing and Hearing Review Council. During the appeal process, the Company’s stock remains listed however trading in the Company’s common stock on Nasdaq remains suspended. While the Company’s common stock is suspended from trading on Nasdaq, the Company’s shares are quoted on the OTC Markets under the trading symbol SNCR.

13. Subsequent Events Review

The Company has evaluated all subsequent events through the filing date of this form 10-Q for appropriate accounting and disclosures, and there are no subsequent event disclosures required.

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

The Company currently operates in and markets their solutions and services directly through their sales organizations in Americas, EMEA, and APAC. Synchronoss delivers essential technologies for mobile transformation to two primary types of customers: service provider and enterprise customers in regulated verticals and use cases.

Revenues

We generate a majority of our revenues on a per transaction or subscription basis, which is derived from contracts that extend up to 60 months from execution.

During the six months ended June 30, 2018, the Company made significant changes in its accounting policies over revenue recognition, to align with the adoption of Topic 606. These updates are described in Note 2 - Basis of Presentation and Consolidation.

The future success of our business depends on the continued growth of Business to Business and Business to Business to Consumer driving customer transactions, and continued expansion of our platforms into the TMT Market globally through Digital Transformation, Messaging, Cloud and Internet of Things (“IoT”) markets. As such, the volume of transactions and our ability to expand our footprint in TMT and globally may result in revenue fluctuations on a quarterly basis.

Most of our revenues are recorded in U.S. dollars but as we continue to expand our footprint with international carriers we will become subject to currency translation that could affect our future net sales as reported in U.S. dollars.

Our top five customers accounted for 69% and 77% of net revenues for the six month periods ended June 30, 2018 and 2017, respectively. Contracts with these customers typically run for three to five years. Of these customers, Verizon accounted for more than 10% of revenues in 2018 and 2017. The loss of Verizon as a customer would have a material negative impact on our company. However, we believe that the costs incurred to replace Synchronoss’ solutions would be substantial.

Key Developments

Honeybee Acquisition

In May 2018, the Company completed the acquisition of the honeybee software business (“honeybee”), a provider of digital solutions targeted at optimizing the customer experience from Dixons Carphone plc which offers a digital transformation platform that makes it easier for companies to design and launch omni-channel customer journeys. Consideration paid by the Company consisted of approximately $9.8 million in cash and $8.7 million to be transferred over the next three years. As of June 30, 2018 the preliminary opening balance sheet reflected intangible assets and net working capital in the amount of $8.9 million and $9.6 million respectively. Customers of the honeybee platform, such as mobile operators and other communication service providers, can rapidly create and adapt digital sales processes for contact centers, retail stores, and online channels. This helps reduce complexity for the end-user as well as internal employees, while delivering a single customer experience at all touch-points and improved business outcomes such as reduced cost and increased revenue. The acquisition did not have a material impact on the Company’s Condensed Consolidated Statements of Operations.

Intralinks Acquisition and Divestiture

On January 19, 2017, we completed the acquisition of Intralinks for approximately $815.0 million, net of cash acquired. In connection with the acquisition, we entered into a $900.0 million 2017 Term Facility as of the date of acquisition. Intralinks is a global technology provider of SaaS solutions for secure enterprise content collaboration within and among organizations. Intralinks’ cloud-based solutions enable organizations to securely manage, control, track, search, exchange and collaborate on sensitive information inside and outside the firewall. The total purchase price consideration consisted of the repayment of existing Intralinks indebtedness, and non-cash consideration for services rendered on unvested Intralinks equity awards that were converted into the Company equity awards on the acquisition date. The acquisition was primarily funded from the proceeds of the $900.0 million credit agreement as of the date of acquisition.

On June 23, 2017, we received a non-binding indication of interest from Siris to acquire the Company. In light of the indication of interest, our Board of Directors decided to explore a broad range of strategic alternatives that would have the potential to unlock shareholder value. In October 2017, we concluded our review of strategic alternatives and determined that the best approach for the Company to achieve the goal of maximizing shareholder value was to focus on its core TMT business, divest non-core assets and improve our balance sheet strength, cash position and potential profitability. Under the terms of certain definitive agreements, investment funds affiliated with Siris acquired all of the stock of our wholly-owned subsidiary, Intralinks, for consideration of cash and an investment in convertible preferred equity of the Company.

On October 17, 2017, we announced our entry into definitive agreements for the sale of Intralinks, and the right to sell a newly created series of preferred stock of Synchronoss to affiliates of Siris. Subject to the terms and conditions set forth in the Share Purchase Agreement, among Synchronoss, Intralinks and Impala, Impala agreed to acquire from us the issued and outstanding shares of common stock of Intralinks as part of the Intralinks Transaction. The total amount of funds used to complete the Intralinks Transaction and related transactions and pay related fees and expenses was approximately $1.0 billion, which was funded through a combination of equity and debt financing obtained by Impala.

Subsequently, on November 14, 2017, we completed the sale of Intralinks to Impala, for approximately $991.0 million in cash, subject to post-closing adjustments for changes in cash, debt and working capital. As a result of the sale, we prepaid the remaining balance on the 2017 Term Facility. If, in the future, Impala receives net cash proceeds in excess of $440.0 million from any sale of equity or assets of Intralinks, or a dividend or distribution in respect of the shares of Intralinks, then Impala is required to pay us up to an additional $25.0 million in cash or publicly traded securities. Immediately following the consummation of the Intralinks Transaction, we paid to Impala $5.0 million as partial reimbursement of the out-of-pocket fees and expenses incurred by Impala, Siris and their respective affiliates in connection with the execution of the Share Purchase Agreement and the Intralinks Transaction. Amounts reimbursed were recorded as a reduction in the gain on sale. The operations of Intralinks were presented as discontinued operations in 2017.

For further details, see Note 3 - Acquisitions and Divestitures of the Notes to Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q.

Other Recent Divestitures

On February 1, 2017, we completed the divestiture of our SpeechCycle business for consideration of $13.5 million to an unrelated third party. As part of the divestiture, we entered into a one-year transition services agreement with the acquirer to support various indirect activities such as customer software support, technical support services and maintenance and support services. These services were terminated during the first quarter of 2018. We recorded a pre-tax gain of $4.9 million as a result of the divestiture which is included in other income (expense), net in the Condensed Consolidated Statement of Operations.

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

Business from our traditional Synchronoss Messaging business (Email) has been driven by a resurgence in the need for white label secure messaging platforms that favor the Mobile Network Operator’s (“MNO”) business objectives and are not beholden to the objectives of a sponsoring over-the-top (“OTT”) platform. Messaging drives higher subscriber engagement than any other application in the market today and holds the potential to stimulate new revenue from traditional services and third party brands.  OTT global success has driven MNO’S to look at opportunities to preempt and compete with the OTT’S which has potential opportunity for Synchronoss. Future growth will be driven by the need of TMT companies including (and especially) MNO’s to embrace Messaging as a Platform (“MaaP”) to converse with subscribers in an efficient, automated way (streamlining the costs and increasing the effectiveness of self-care, as well as the yield of cross-sell upselling of service plans, devices, bundles, etc.). The Synchronoss Advanced Messaging Platform provides state of the art RCS-driven features including the ability to support advanced Peer to Peer communications and introduce new revenue streams driven by commerce and advertising via Application to Person capabilities.

Companies in the TMT market all face the dilemma of attempting to pivot their businesses to digital execution in order to create experiences that meet the expectations of their subscribers, generate new revenues and streamline costs creating healthier margins at a faster time to market than they have ever operated before. Their challenges feature the lack of skill set to conceptualize and run day to day digital operations and the lack of resources to integrate their legacy back end systems to enact digital experiences that achieve their business objectives. The growth of Synchronoss Digital Platforms will be driven by the ability to provide TMT companies’ desire to obtain digital transformation solutions as quickly as possible while educating them on the ability to operate a digital business efficiently. Our Platform as a Service (“PaaS”) model provides a desirable alternative to heavy capital expenditure spending options often tried internally. The ability for our platforms to create low/no code, new customer digital journeys, virtually on the fly, give TMT Companies the ability to operate new experiences and businesses without heavily investing in development resources.

Synchronoss Advanced Messaging, Cloud and Digital Platforms are poised to bring IoT initiatives to life across MNO and TMT companies creating new use cases that will help stimulate the commercial growth of the robust potential of the IoT market. As new devices and sensors come online in connected cities, Synchronoss, partnering with carriers like AT&T, has technology to unify and harness data from legacy systems; provide analytic insights that fuel automated communications, via our Advanced Messaging Platform between sensors, devices and people; and create a common storage reservoir with our secure cloud.  There is opportunity in many areas of the IoT ecosystem for Synchronoss to support utilizing our Activation, Cloud and Analytics tools.

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

We continue to expand our platforms into the converging TMT, MNO, Digital and IoT spaces to enable connected devices to do more things across multiple networks, brands and communities. Our initiatives with AT&T, Verizon, Sprint, British Telecom, Softbank and other CSPs continue to grow both with regard to our current business as well as our new product offerings. We are also exploring additional opportunities through merger and acquisition activities to support our customer, product and geographic diversification strategies.

Results of Operations

Three months ended June 30, 2018 compared to the three months ended June 30, 2017

The following table presents an overview of our results of operations for the three months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,
	2018	2017	$ Change
Net revenues	$76,742	$118,990	$(42,248)
Cost of revenues*	39,525	47,755	(8,230)
Research and development	20,200	20,819	(619)
Selling, general and administrative	33,938	29,353	4,585
Restructuring charges	2,778	6,405	(3,627)
Depreciation and amortization	23,401	23,552	(151)
Total costs and expenses	119,842	127,884	(8,042)
Loss from continuing operations	$(43,100)	$(8,894)	$(34,206)
________________________________

*	Cost of revenues excludes depreciation and amortization which is shown separately.

Net revenues decreased $42.2 million to $76.7 million for the three months ended June 30, 2018, compared to the same period in 2017. This was due to:

•	a $44.9 million decrease in Cloud revenues primarily resulting from:

◦	recognition in the three months ended June 30, 2017 of revenue from prior periods that was restated due to the conclusive evidence of arrangement of $24.3 million;

◦	a change in the business model related to our cloud business of $14.2 million;

◦	restated revenue of $4.1 million from revenue recognition adjustments related to hosting services; and

◦	a reduction in subscription revenue from a decline in business volume of $2.3 million.

•	a $9.1 million decrease in Digital Transformation revenues due to:

◦	a reduction in transaction revenue of $3.5 million resulting from a decline in business volume of $2.7 million and $0.8 million from a change in revenue recognition criteria;

◦	a reduction in subscription revenue of $3.4 million resulting from a decline in business volume of $1.0 million and $2.4 million from a change in revenue recognition criteria;

◦	a reduction in license revenue of $1.2 million resulting from a decline in license sales; and

◦	a reduction in professional services revenue of $1.0 million.

•	an increase in Messaging revenue of $2.5 million primarily due to new sales in the Japanese market;

•
an increase of $9.3 million as a result of the Company’s implementation of Topic 606. This resulted in an increase in Cloud revenues of $6.1 million; Digital Transformation revenue of $3.0 million and Messaging revenue of $0.2 million.

Cost of revenues decreased $8.2 million to $39.5 million for the three months ended June 30, 2018, compared to the same period in 2017, primarily due to cost savings initiatives implemented in 2017 which were realized in 2018. These initiatives resulted in a $5.2 million decrease in the use of outside consultants and a $3.0 million reduction in telecommunication and facility costs driven primarily by lower hosting fees.

Research and development expense decreased $0.6 million to $20.2 million for the three months ended June 30, 2018, compared to the same period in 2017, primarily due to cost savings initiatives implemented in 2017 which were realized in 2018. These initiatives resulted in a $2.0 million decrease in the use of outside consultants. Partially offsetting this decrease was $1.2 million in personnel related costs, including stock based compensation, and the savings realized in outside consultant fees.

Selling, general and administrative expense increased $4.6 million to $33.9 million for the three months ended June 30, 2018, compared to the same period in 2017. The increase was due primarily to $3.8 million in personnel related and stock based compensation costs related to executive new hires for 2018 and the remaining difference of $0.8 million was driven by outside consulting and other restatement related costs.

 Restructuring charges decreased $3.6 million to $2.8 million for the three months ended June 30, 2018, compared to the same period in 2017. The expense in 2018 related to employment termination of contracted employees with termination benefits and other terminations following the acquisition of honeybee. In the prior year period, we commenced separate workforce reduction plans in March 2017 and June 2017 designed to reduce costs and align our resources with our key strategic priorities. Cash outlays for restructuring occur primarily in the quarter in which the plan is initiated or the subsequent quarter.

Depreciation and amortization expense decreased $0.2 million to $23.4 million for the three months ended June 30, 2018, compared to the same period in 2017. This was primarily due to decreased acquisition activity combined with the expiration of amortizable acquired assets, partially offset by increased amortization on capitalized software.

Interest income increased $0.7 million to $3.8 million for the three months ended June 30, 2018, compared to the same period in 2017. Interest income increased primarily due to a higher PIK Note balance compared to the respective prior year period.

Interest expense decreased $10.5 million to $1.3 million for the three months ended June 30, 2018, compared to the same period in 2017. This was primarily due to decreased borrowings outstanding in 2018 resulting from the termination of our $900 million senior secured term loan (the “2017 Term Facility”) in the fourth quarter of 2017.

Other income (expense), net changed $1.5 million to an expense of less than $0.1 million for the three months ended June 30, 2018, compared to $1.6 million in the same period in 2017. Other expense decreased primarily due to lower foreign currency losses in 2018 compared to the respective prior year period.

Equity method investment loss changed $0.2 million to a loss of less than $0.1 million for the three months ended June 30, 2018, compared to an income of $0.2 million for the same period in 2017. All equity method investment loss or income are the result of our 30% equity interest in STIN and vary based on the financial results of the investment company during the respective reporting period.

Income tax. We recognized approximately $0.6 million and $3.6 million in related income tax expenses during the three months ended June 30, 2018 and 2017, respectively. Our effective tax rate was approximately (1.4)% for the three months ended June 30, 2018, which was lower than our U.S. federal statutory rate primarily due to the full valuation allowance recorded in the fourth quarter of 2017. Our effective tax rate was approximately 18.7% for the three months ended June 30, 2017, which was lower than our U.S. federal statutory rate due to the unfavorable impact of losses in foreign jurisdictions, which have lower tax rates than the U.S.

Six months ended June 30, 2018 compared to the six months ended June 30, 2017

The following table presents an overview of our results of operations for the six months ended June 30, 2018 and 2017 (in thousands):

	Six Months Ended June 30,
	2018	2017	$ Change
Net revenues	$160,451	$205,087	$(44,636)
Cost of revenues*	84,074	93,810	(9,736)
Research and development	41,105	46,308	(5,203)
Selling, general and administrative	72,048	68,168	3,880
Restructuring charges	3,886	9,403	(5,517)
Depreciation and amortization	46,672	47,639	(967)
Total costs and expenses	247,785	265,328	(17,543)
Loss from continuing operations	$(87,334)	$(60,241)	$(27,093)
________________________________

*	Cost of revenues excludes depreciation and amortization which is shown separately.

Net revenues decreased $44.6 million to $160.5 million for the six months ended June 30, 2018, compared to the same period in 2017. This was due to:

•	a $63.5 million decrease in Cloud revenues resulting from:

◦	revenue recognition in the first six months of 2017 of revenue from prior periods that was restated due to the conclusive evidence of arrangement of $21.7 million;

◦	a change in the business model related to our cloud business of $32.0 million,

◦	restated revenue of $6.9 million from revenue recognition adjustments related to hosting services; and

◦	a reduction in subscription revenue from a decline in business volume of $2.9 million.

•	a decrease of $16.5 million in Digital Transformation revenues due to:

◦	a reduction in transaction revenue of $7.0 million resulting from a decline in business volume of $6.0 million and the divestiture of the SpeechCycle business of $1.0 million;

◦	a reduction in subscription revenue of $4.3 million resulting from a decline in business volume of $3.2 million and $1.1 million from a change in revenue recognition criteria;

◦	a reduction in license revenue of $3.0 million resulting from a decline in license sales,; and

◦	a reduction in Professional Services revenue of $2.2 million.

•	an increase in Messaging revenue of $15.1 million primarily due to the delivery of an advanced messaging solution to a customer in the Japanese market;

•
an increase in revenues of $20.3 million as a result of the Company’s implementation of Topic 606, which resulted in an increase in Cloud revenues of $11.0 million, Digital Transformation revenue of $8.9 million and Messaging revenue of $0.4 million.

Cost of revenues decreased $9.7 million to $84.1 million for the six months ended June 30, 2018, compared to the same period in 2017, primarily due to cost savings initiatives implemented in 2017, which were realized in 2018. These initiatives resulted in a $5.6 million decrease in the use of outside consultants and a $4.9 million reduction in telecommunication and facility costs driven primarily by lower hosting fees.

Research and development expense decreased $5.2 million to $41.1 million for the six months ended June 30, 2018, compared to the same period in 2017 primarily due to $5.3 million in decreased outside consulting fees based on 2018 realization of reduction in workforce and limiting consultant spend in the second half of 2017; $0.9 million in decreased personnel related costs due to headcount reductions; slightly offset by $0.6 million in increased project management software licensing fees; and $0.3 million in increased stock based compensation expense related to 2018 performance stock awards.

Selling, general and administrative expense increased $3.9 million to $72.0 million for the six months ended June 30, 2018, compared to the same period in 2017 primarily due to $7.7 million in increased outside consulting fees and $4.5 million in professional fees related to our financial restatement process; $4.5 million in incremental personnel and stock based compensation costs; partially offset by $11.7 million in decreased merger and acquisition costs related to Intralinks in the prior year period. The remaining decrease was driven by decreases in marketing expense, investor relations expense and non-income taxes.

Restructuring charges decreased $5.5 million to $3.9 million for the six months ended June 30, 2018. The expense in 2018 related to employment termination of contracted employees with termination benefits and other terminations following the acquisition of honeybee. In the prior year period, we commenced separate workforce reduction plans in March 2017 and June 2017 designed to reduce costs and align our resources with our key strategic priorities. Cash outlays for restructuring occur primarily in the quarter in which the plan is initiated or the subsequent quarter.

Depreciation and amortization expense decreased $1.0 million to $46.7 million for the six months ended June 30, 2018, compared to the same period in 2017. This was primarily due to decreased acquisition activity combined with the expiration of amortizable assets.

Interest income increased $1.4 million to $7.3 million for the six months ended June 30, 2018, compared to the same period in 2017. Interest income increased primarily due to a higher PIK Note balance compared to the respective prior year period.

Interest expense decreased $19.9 million to $2.6 million for the six months ended June 30, 2018, compared to the same period in 2017. This was primarily due to a decrease in our borrowings outstanding in 2018 after the termination of our $900 million senior secured term loan (the “2017 Term Facility”) in the fourth quarter of 2017.

Other income (expense), net increased $1.6 million to a net other income of $4.3 million for the six months ended June 30, 2018, compared to the same period in 2017. Other net income increased primarily due to $3.8 million of income from the remeasurement of a mandatorily redeemable financial instrument. Prior period other income comprised primarily of a $4.9 million pre-tax gain recognized on the divestiture of our SpeechCycle business offset by an unfavorable foreign exchange impact.

Equity method investment loss changed $1.2 million to a loss of $0.2 million for the six months ended June 30, 2018, compared to an income of $1.0 million for the same period in 2017. All equity method investment loss or income are the result of our 30% equity interest in STIN and vary based on the financial results of the investment company during the respective reporting period.

Income tax. The Company recognized approximately $0.7 million in related income tax expense and $5.1 million in related income tax benefit during the six months ended June 30, 2018 and 2017, respectively. The effective tax rate was approximately (0.9)% for the six months ended June 30, 2018, which was lower than the U.S. federal statutory rate primarily due to the full valuation allowance recorded in the fourth quarter of 2017. The Company’s effective tax rate was approximately 7% for the six months ended June 30, 2017, which was lower than the U.S. federal statutory rate primarily due to the impact of losses in foreign jurisdictions which have lower tax rates than the U.S.

The Company reviews the expected annual effective income tax rate and makes changes on a quarterly basis as necessary based on certain factors such as changes in forecasted annual operating income, changes to the actual and forecasted permanent book-to-tax differences, and changes resulting from the impact of tax law changes.

Liquidity and Capital Resources

As of June 30, 2018, our principal sources of liquidity have been cash provided by operations and proceeds from divestitures. Our cash, cash equivalents, marketable securities and restricted cash balance was $240.7 million at June 30, 2018. We anticipate that our principal uses of cash in the future will be to fund the expansion of our business through both organic growth and acquisition activities and the expansion of our customer base. Uses of cash will also include facility and technology expansion, significant integration and restructuring activities, capital expenditures, and working capital.

At June 30, 2018, our non-U.S. subsidiaries held approximately $34.7 million of cash and cash equivalents that are available for use by all of our operations around the world. At this time, we believe the funds held by all non-U.S. subsidiaries will be permanently reinvested outside of the U.S. However, if these funds were repatriated to the U.S. or used for U.S. operations, certain amounts could be subject to U.S. tax for the incremental amount in excess of the foreign tax paid. Due to the timing and circumstances of repatriation of these earnings, if any, it is not practical to determine the unrecognized deferred tax liability related to the amount.

We believe that our existing cash, cash equivalents, marketable securities, and expected positive cash flows generated from operations will be sufficient to fund our operations for the next twelve months based on our current business plans. Our liquidity plans are subject to a number of risks and uncertainties, including those described in the "Forward-Looking Statements" section of this MD&A and Part I, Item 1A. “Risk Factors”, some of which are outside of our control.

Convertible Senior Notes

On August 12, 2014, we issued the 2019 Notes. The 2019 Notes mature on August 15, 2019, and bear interest at a rate of 0.75% per annum payable semi-annually in arrears on February 15 and August 15 of each year. We accounted for the $230.0 million face value of the debt as a liability and capitalized approximately $7.1 million of financing fees, related to the issuance. At June 30, 2018, the carrying amount of the liability was $228.4 million and the outstanding principal of the 2019 Notes was $230.0 million, with an effective interest rate of approximately 1.38%. For further details, see Note 6 - Debt of the Notes to Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q.

Share Repurchase Program

There were no repurchases in 2017 or 2018. In 2018, the Company retired 3.9 million shares of Common Stock that were previously repurchased in prior years. Any related additional paid in capital and par values were removed from the Common Stock numbers.

Shares of Preferred Stock

In accordance with the terms of the PIPE Purchase Agreement with Silver, on February 15, 2018, we issued to Silver 185,000 shares of our newly issued Series A Preferred Stock as part of the Preferred Transaction. In connection with the issuance of the Series A Preferred Stock, we (i) filed the Series A Certificate and (ii) entered into an Investor Rights Agreement. Pursuant to the

PIPE Purchase Agreement, at the closing, we paid to Siris $5.0 million as a reimbursement of Silver’s reasonable costs and expenses incurred in connection with the Preferred Transaction.

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

On and after the fifth anniversary of February 15, 2018, holders of shares of Series A Preferred Stock have the right to cause the Company to redeem each share of Series A Preferred Stock for cash in an amount equal to the sum of the current liquidation preference and any accrued dividends. Each share of Series A Preferred Stock is also redeemable at the option of the holder upon the occurrence of a “Fundamental Change” (as that term is defined in the Series A Certificate) at a specified premium (“Liquidation Value”). In addition, the Company is also permitted to redeem all outstanding shares of the Series A Preferred Stock at any time (i) within the first 30 months of the date of issuance for the sum of the then-applicable Liquidation Preference, accrued but unpaid dividends and a make whole amount (known as “Redemption Value”) and (ii) following the 30-month anniversary of the date of issuance for the sum of the then-applicable Liquidation Preference and the accrued but unpaid dividends. As of June 30, 2018 the Liquidation Value and Redemption Value of the Preferred Shares was $325.6 million and $261.1 million respectively.

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

Discussion of Cash Flows

A summary of net cash flows follows (in thousands):

	Six Months Ended June 30,
	2018	2017
Net cash provided by (used in):
Operating activities	$(71,381)	$(20,301)
Investing activities	(33,232)	(817,863)
Financing activities	85,502	847,319

Cash flows from operating activities for the six months ended June 30, 2018 was a $71.4 million use of cash, as compared to $20.3 million of cash used by operating activities for the same period in 2017. The increase of cash used in operating activities of $51.1 million was primarily due to unfavorable changes in cash earnings of $34.0 million and working capital of $17.1 million.

Cash flows from investing for the six months ended June 30, 2018 was a use of cash of $33.2 million, as compared to $817.9 million in cash used for investing activities during the same period in 2017. The decrease of $784.7 million in cash used in investing activities was due primarily to cash used for the acquisition of Intralinks in 2017.

Cash flows from financing for six months ended June 30, 2018 was $85.5 million, as compared to $847.3 million of cash provided by financing activities for the same period in 2017. The decrease of $761.8 million in cash provided from financing activities was primarily due to proceeds from the issuance of debt in relation to our acquisition of Intralinks in 2017, partially offset by related debt issuance costs, the repayment of previously existing debt in 2017 and proceeds from the issuance of preferred stock in 2018.

Effect of Inflation

Although inflation generally affects us by increasing our cost of labor and equipment, we do not believe that inflation has had any material effect on our results of operations for the six months ended June 30, 2018 and 2017.

Contractual Obligations
Our contractual obligations consist of principal and interest related to our Convertible Senior Notes and 2017 Term Facility, contingent consideration, non-cancelable capital leases, operating leases or long-term agreements for office space, automobiles, office equipment and colocation services and contractual commitments under third-party hosting, software licenses and maintenance agreements. The following table summarizes our long‑term contractual obligations as of June 30, 2018 (in thousands).

	Payments Due by Period
	Total	Remainder of 2018	2019 - 2021	2022 - 2023	Thereafter
Capital lease obligations (1)	$14,425	$1,687	$4,301	$2,563	$5,874
Convertible Senior Notes	230,000	—	230,000	—	—
Interest (2)	1,941	863	1,078	—	—
Operating lease obligations	79,010	4,822	20,109	17,831	36,248
Purchase obligations (3)	11,593	2,725	8,868	—	—
Other long-term liabilities (4)	4,533	3,466	1,067	—	—
Total	$341,502	$13,563	$265,423	$20,394	$42,122
________________________________

(1)	Amount includes the Pennsylvania facility lease and the cloud hosting data center in England.

(2)	Represents the interest on the 2019 Notes.

(3)	Amount represents obligations associated with colocation agreements and other customer delivery related purchase obligations.

(4)	Amount represents unrecognized tax positions recorded in our balance sheet. Although the timing of the settlement is uncertain, we believe this amount will be settled within three years.

Uncertain Tax Positions

Unrecognized tax benefits of $6.5 million at June 30, 2018 are excluded from the table above as we are not able to reasonably estimate when we would make any cash payments required to settle these liabilities, but we do not believe that the ultimate settlement of our obligations will materially affect our liquidity. We do not expect that the balance of unrecognized tax benefits will significantly increase or decrease over the next twelve months.

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

During the six months ended June 30, 2018, the Company made significant changes in its accounting policies over revenue recognition, to align with the adoption of Topic 606. These updates are described in detail in Note 2 - Basis of Presentation and Consolidation. Aside from the adoption of Topic 606, there were no significant changes in our critical accounting policies and estimates discussed in our Form 10-K/A for the year ended December 31, 2017 during the six months ended June 30, 2018.  Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K/A for the year ended December 31, 2017 for a more complete discussion of our critical accounting policies and estimates.

Recently Issued Accounting Standards

For a discussion of recently issued accounting standards see Note 2, “Basis of Presentation and Consolidation” included in Part I, Item 1. “Notes to Condensed Consolidated Financial Statements (unaudited)” of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2018 and December 31, 2017 that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

The primary objective of our investment activities is to preserve our capital for the purpose of funding operations, while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and short- and long-term investments in a variety of securities, which could include commercial paper, money market funds and corporate and government debt securities. Our cash, cash equivalents and marketable securities at June 30, 2018 and December 31, 2017 were invested in liquid money market accounts, certificates of deposit and government securities. All market-risk sensitive instruments were entered into for non-trading purposes.

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

Interest Rate Risk

We are exposed to the risk of interest rate fluctuations on the interest income earned on our cash and cash equivalents. A hypothetical 100 basis point movement in interest rates applicable to our cash and cash equivalents outstanding at June 30, 2018 would increase interest income by less than $2.2 million on an annual basis.

As of June 30, 2018, we held a contingent derivative interest fair valued at $0.3 million.

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

The accounting adjustments referenced above resulted from certain material weaknesses in our internal control over financial reporting. Management determined these material weaknesses and other control deficiencies were primarily the result of an ineffective control environment. As a result, the Company lacked effective control activities necessary to prepare accurate financial statements and ensure compliance with regulatory filing requirements applicable to public companies. These material weaknesses are further described in subsection “Evaluation of Disclosure Controls and Procedures” in Part II, Item 9A of our Annual Report on Form 10-K/A for the year ended December 31, 2017.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

For a discussion of our material pending legal proceedings that could impact our results of operations, financial condition or cash flows see Note 12, “Commitments and Contingencies” included in Part I, Item 1. “Notes to Condensed Consolidated Financial Statements (unaudited)” of this Quarterly Report on Form 10-Q.

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K/A for the year ended December 31, 2017, which could materially affect our business, financial condition or future results. The risks described in our Form 10-K/A are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.  If any of the risks actually occur, our business, financial condition or results of operations could be adversely affected. In that case, the trading price of our stock could decline, and our stockholders may lose part or all of their investment.

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

10.4†*	Employment Agreement dated as of January 1, 2017 between the Registrant and Stephen G. Waldis.
10.5†*	Tier One Executive Employment Plan effective March 24, 2017.
10.6†*	Employment Agreement dated as of April 27, 2017 between the Registrant and Lawrence R. Irving.
10.7†*	Employment Agreement dated as of May 1, 2017 between the Registrant and Robert Garcia.
10.8†*	Executive Employment Letter dated as of May 5, 2017 between the Registrant and Daniel Rizer.
10.9†*	Executive Employment Letter dated as of May 5, 2017 between the Registrant and Christopher Putnam.
10.12‡*	Application Service Provider Agreement retroactively effective as of April 1, 2013 by and between the Registrant and Verizon Sourcing LLC.
10.13‡*	Change Request No 8 effective January 1, 2018 to SOW No.1 Application Service Provider Agreement to effective as of April 1, 2013 by and between the Registrant and Verizon Sourcing LLC.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a‑14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes‑Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Rule 13a‑14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes‑Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to Rule 13a‑14(b) of the Exchange Act and section 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes‑Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to Rule 13a‑14(b) of the Exchange Act and section 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes‑Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Labels Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
__________________________________________________________

†	Compensation Arrangement.

‡	Confidential treatment has been granted with respect to certain provisions of this exhibit.

*	Agreement was previously filed, but is being refiled herewith in searchable format in accordance with applicable SEC rules and regulations.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Synchronoss Technologies, Inc.

/s/ Glenn Lurie
Glenn Lurie
Chief Executive Officer
(Principal Executive Officer)

/s/ David Clark
David Clark
Chief Financial Officer & Treasurer

August 9, 2018