Form 10-Q
period 2018-09-30
SYNCHRONOSS TECHNOLOGIES INC
filed 2018-11-09
CIK 1131554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller Reporting Company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Class	Outstanding at November 02, 2018
Common stock, $0.0001 par value	42,474,351

SYNCHRONOSS TECHNOLOGIES, INC.
FORM 10-Q INDEX

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

SYNCHRONOSS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (In thousands)

	September 30, 2018	December 31, 2017

ASSETS
Current assets:
Cash and cash equivalents	$222,438	$156,299
Restricted cash**	4,377	89,826
Marketable securities, current	6,989	3,111
Accounts receivable, net of allowances of $3,492 and $3,107 at September 30, 2018 and December 31, 2017, respectively	52,617	78,186
Prepaid expenses	46,922	33,957
Other current assets	14,115	9,600
Total current assets	347,458	370,979
Marketable securities, non-current	8,716	—
Property and equipment, net	80,519	111,825
Goodwill	234,480	237,303
Intangible assets, net	117,448	132,167
Other assets	8,940	5,236
Note receivable from related party**	66,089	73,984
Equity method investment	30,694	33,917
Total assets	$894,344	$965,411

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,300	$5,959
Accrued expenses	53,794	72,739
Deferred revenues, current	54,046	75,829
Short-term debt	228,764	—
Mandatorily redeemable financial instrument	—	37,959
Total current liabilities	350,904	192,486
Lease financing obligation	10,006	11,183
Convertible debt, net of debt issuance costs	—	227,704
Deferred tax liabilities	12,109	13,735
Deferred revenues, non-current	29,815	25,241
Other liabilities	11,329	6,195
Commitments and contingencies (Note 12)
Redeemable noncontrolling interest	12,500	25,280
Series A Convertible Participating Perpetual Preferred Stock, $0.0001 par value; 10,000 shares authorized; 195 shares issued and outstanding at September 30, 2018	176,160	—
Stockholders’ equity:
Common stock, $0.0001 par value; 100,000 shares authorized, 49,817 and 52,024 shares issued; 42,655 and 46,965 outstanding at September 30, 2018 and December 31, 2017, respectively	5	5
Treasury stock, at cost (7,162 and 5,059 shares at September 30, 2018 and December 31, 2017, respectively)	(82,087)	(105,584)
Additional paid-in capital	561,144	597,553
Accumulated other comprehensive loss	(30,557)	(23,373)
Accumulated deficit	(156,984)	(5,014)
Total stockholders’ equity	291,521	463,587
Total liabilities and stockholders’ equity	$894,344	$965,411
________________________________

**	See Note 5 -Investments in Affiliates and Related Transactions for related party transactions reflected in this account.

See accompanying notes to condensed consolidated financial statements.

SYNCHRONOSS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Net revenues	$83,286	$91,015	$243,737	$296,102
Costs and expenses:
Cost of revenues*	43,714	45,576	127,788	139,386
Research and development	18,684	20,926	59,789	67,234
Selling, general and administrative	27,320	34,881	99,368	103,049
Restructuring charges	4,539	2,312	8,425	11,715
Depreciation and amortization	23,658	23,459	70,330	71,098
Total costs and expenses	117,915	127,154	365,700	392,482
Loss from continuing operations	(34,629)	(36,139)	(121,963)	(96,380)
Interest income	203	3,274	7,518	9,157
Interest expense	(1,370)	(25,555)	(3,935)	(48,016)
Other (expense) income, net	(13,439)	(256)	(9,180)	2,374
Equity method investment income	283	645	71	1,626
Loss from continuing operations, before taxes	(48,952)	(58,031)	(127,489)	(131,239)
Benefit for income taxes	2,308	12,825	1,604	17,973
Net loss from continuing operations	(46,644)	(45,206)	(125,885)	(113,266)
Net income (loss) from discontinued operations, net of tax**	—	8,842	—	(14,067)
Net loss	(46,644)	(36,364)	(125,885)	(127,333)
Net (income) loss attributable to redeemable noncontrolling interests	(422)	1,276	2,122	6,980
Preferred stock dividend	(7,463)	—	(18,076)	—
Net loss attributable to Synchronoss	$(54,529)	$(35,088)	$(141,839)	$(120,353)

Basic:
Continuing operations	$(1.38)	$(0.98)	$(3.51)	$(2.38)
Discontinued operations**	—	0.20	—	(0.32)
	$(1.38)	$(0.78)	$(3.51)	$(2.70)
Diluted:
Continuing operations	$(1.38)	$(0.98)	$(3.51)	$(2.38)
Discontinued operations**	—	0.20	—	(0.32)
	$(1.38)	$(0.78)	$(3.51)	$(2.70)
Weighted-average common shares outstanding:
Basic	39,612	44,893	40,405	44,576
Diluted	39,612	44,893	40,405	44,576
________________________________

*	Cost of revenues excludes depreciation and amortization which are shown separately.

**	See Note 3 - Acquisitions and Divestitures for transactions classified as discontinued operations.

See accompanying notes to condensed consolidated financial statements.

SYNCHRONOSS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)
(Unaudited) (In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net loss	$(46,644)	$(36,364)	$(125,885)	$(127,333)
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(1,544)	4,631	(6,529)	17,003
Unrealized loss on available for sale securities	(3)	(7)	(52)	20
Net (loss) income on intra-entity foreign currency transactions	(72)	932	(603)	1,940
Total other comprehensive (loss) income	(1,619)	5,556	(7,184)	18,963
Comprehensive loss	(48,263)	(30,808)	(133,069)	(108,370)
Comprehensive (income) loss attributable to redeemable noncontrolling interests	(422)	1,276	2,122	6,980
Comprehensive loss attributable to Synchronoss	$(48,685)	$(29,532)	$(130,947)	$(101,390)

SYNCHRONOSS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Nine Months Ended September 30,
	2018	2017
Operating activities:
Net loss from continuing operations	$(125,885)	$(113,266)
Net loss from discontinued operations**	—	(14,067)

Adjustments to reconcile Net Loss to net cash used in operating activities:
Depreciation and amortization expense	70,330	71,098
Change in fair value of financial instruments	(3,849)	—
Amortization of debt issuance costs	1,060	12,523
Accrued PIK interest*	(7,037)	(8,805)
Allowance for loan losses*	18,225	—
Loss (earnings) from equity method investments*	(71)	(1,626)
Loss (Gain) on disposals	277	(4,947)
Discontinued operations non-cash and working capital adjustments**	—	68,377
Amortization of bond premium	75	219
Deferred income taxes	(1,648)	(8,937)
Stock-based compensation	22,040	14,427
Changes in operating assets and liabilities:
Accounts receivable, net of allowance for doubtful accounts	28,789	24,029
Prepaid expenses and other current assets	(12,844)	(29,143)
Other assets	947	2,768
Accounts payable	8,195	(2,294)
Accrued expenses	(24,539)	(16,775)
Other liabilities	(3,886)	594
Deferred revenues	(30,841)	4,732
Net cash used in operating activities	(60,662)	(1,093)

Investing activities:
Purchases of fixed assets	(8,565)	(10,315)
Purchases of intangible assets and capitalized software	(11,012)	(7,848)
Proceeds from the sale of SpeechCycle	—	13,500
Purchases of marketable securities available for sale	(15,784)	(219)
Maturity of marketable securities available for sale	3,050	10,856
Equity investment distributions	—	608
Investing in discontinued operations**	—	(11,429)
Investment in note receivable	—	(6,187)
Business acquired, net of cash	(9,734)	(815,008)
Net cash used in investing activities	(42,045)	(826,042)

Financing activities:
Share-based compensation-related proceeds, net of taxes paid on withholding shares	—	2,460
Taxes paid on withholding shares	—	(410)
Debt issuance costs related to the Credit Facility	—	(3,692)
Debt issuance cost related to amendment	—	(16,776)
Debt issuance costs related to long term debt	—	(19,887)
Proceeds from issuance of long term debt	—	900,000
Repayment of long term debt	—	(4,500)
Repayment of revolving line of credit	—	(29,000)
Proceeds from the sale of treasury stock in connection with an employee stock purchase plan	—	1,047
Proceeds from issuance of preferred stock	86,220	—
Payments on capital obligations	(1,018)	(2,244)
Net cash provided by financing activities	85,202	826,998
Effect of exchange rate changes on cash	(1,805)	4,938
Net decrease in cash, restricted cash and cash equivalents	(19,310)	4,801
Cash, restricted cash and cash equivalents, beginning of period	246,125	211,433
Cash, restricted cash and cash equivalents, end of period	$226,815	$216,234

Supplemental disclosures of non-cash investing and financing activities:
Issuance of common stock in connection with Intralinks acquisition	$—	$4,700

Cash and cash equivalents per the Condensed Consolidated Balance Sheets	$222,438	$210,070
Restricted cash per the Condensed Consolidated Balance Sheets	4,377	6,164
Total cash, cash equivalents and restricted cash	$226,815	$216,234
________________________________

*	See Note 5 -Investments in Affiliates and Related Transactions for related party transactions reflected in this account.

**	See Note 3 - Acquisitions and Divestitures for transactions classified as discontinued operations.

 See accompanying notes to condensed consolidated financial statements.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

1. Description of Business

General

Synchronoss Technologies, Inc. (“Synchronoss” or the “Company”) is a global software and services company that provides essential technologies for the mobile transformation of business. The Company’s portfolio, contains offerings such as personal cloud, secure-mobility, identity management, digital transformation and scalable messaging platforms, products and solutions. These essential technologies create a better way of delivering the transformative mobile experiences that our customers need to help them stay ahead of the curve in competition, innovation, productivity, growth and operational efficiency.

Synchronoss’ products and platforms are designed to be carrier-grade, flexible and scalable, enabling multiple converged communication services to be managed across a range of distribution channels including e-commerce, m-commerce, telesales, customer stores, indirect and other retail outlets. This business model allows the Company to meet the rapidly changing converged services and connected devices offered by their customers. Synchronoss’ products, platforms and solutions enable its customers to acquire, retain and service subscribers and employees quickly, reliably and cost-effectively with white label and custom-branded solutions. Synchronoss’ customers can simplify the processes associated with managing the customer experience for procuring, activating, connecting, backing-up, synchronizing and sharing/collaboration with connected devices and contents from these devices and associated services. The extensibility, scalability, reliability and relevance of the Company’s platforms enable new revenue streams and retention opportunities for their customers through new subscriber acquisitions, sale of new devices, accessories and new value-added service offerings in the Cloud. By using the Company’s technologies, Synchronoss’ customers can optimize their cost of operations while enhancing their customer experience.

The Company currently operates in and markets its solutions and services directly through its sales organizations in the United States, Canada and Latin America (collectively, the “Americas”); Europe, Middle East and Africa (collectively, “EMEA”); and Australia, Japan, Southeast Asia and China (collectively, “APAC”).

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

2. Basis of Presentation and Consolidation

Basis of Presentation and Consolidation

The accompanying interim unaudited condensed consolidated financial statements have been prepared by Synchronoss and in the opinion of management, include all adjustments necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods. They do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2017. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018.

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

Restricted Cash

Restricted cash includes amounts to various deposits, escrows and other cash collateral that are restricted by contractual obligation. During the nine months ended September 30, 2018, $87.3 million was released from escrow on notification that Siris Capital Group, LLC (“Siris”) would exercise its option on the issuance of preferred stock. These funds were restricted from the proceeds received upon the sale of Intralinks, through the date of issuance of preferred stock. Remaining amounts were primarily attributed to cash held in transit, and operating cash held by the Company’s consolidated joint venture Zentry, LLC (“Zentry”), which cannot be used to fulfill the obligations of the Company as a whole.

Out of Period Adjustments

The Company as a part of implementation of more comprehensive reconciliation controls and other ongoing remediation efforts related to the material weaknesses described in Part II, Item 9A of its Annual Report on Form 10-K/A for the year ended December 31, 2017, identified certain adjustments that were not recorded in its financial statements for March 31, 2018 and June 30, 2018 quarterly periods. Specifically, the Company identified an adjustment to cost of revenues, which resulted in reporting an understatement for the three-month period ended March 31, 2018, of approximately $4.9 million, as well as other immaterial adjustments. The Company, considered the effects of all adjustments identified on its current period and prior period financial statements and determined that the adjustments did not have a material effect on its financial statements presented for the nine-month period ended September 30, 2018. Accordingly, the Company recorded this material adjustment of approximately $4.9 million as an out-of-period adjustment to cost of revenues in the three-month period ended September 30, 2018.

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
This ASU did not have a material effect on the Company’s condensed consolidated financial statements as of the date of adoption.
Date of adoption: January 1, 2018.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Standards issued not yet adopted

Standard	Description	Effect on the financial statements
ASU 2018-15 Intangibles - Goodwill and Other - Internal Use Software (Subtopic 350-40): Cloud Computing Arrangements
In August 2018, the FASB issued final guidance requiring a customer in a cloud computing arrangement that is a service contract to follow the internal use software guidance in Accounting Standards Codification (“ASC”) 350-402 Intangibles - Goodwill and Other - Internal Use Software (Subtopic 350-40) to determine which implementation costs to capitalize as assets. The amendments in this ASU are effective for fiscal years beginning after December 15, 2019. Early adoption of the amendments is permitted, including adoption in any interim period, for all entities and should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption.

The Company is currently reviewing its cloud computing arrangements to evaluate the impact of adoption of the final guidance but does not expect that the pending adoption of this ASU will have a material effect on its condensed consolidated financial statements.

Date of adoption: January 1, 2020.
Update 2018-07—Compensation—Stock Compensation (Topic 718): Improvements to Non-employee Share-Based Payment Accounting
In June 2018, the FASB issued ASU 2018-07, regarding ASC Topic 718 “Compensation - Stock Compensation,” which largely aligns the accounting for share-based compensation for non-employees with employees. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year.  For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606.
The Company does not expect the adoption of this standard to have a material effect on its condensed consolidated financial statements.
Date of adoption: January 1, 2019.
ASU 2016-13 Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
In June 2016, the FASB issued ASU 2016-13 which replaces the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The ASU is effective for public companies in annual periods beginning after December 15, 2019, and interim periods within those years. Early adoption is permitted beginning after December 15, 2018 and interim periods within those years.
The Company is currently evaluating the impact of the adoption of this ASU on its condensed consolidated financial statements.
Date of adoption: January 1, 2020.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

ASU 2016-02 Leases (Topic 842 or “ASC 842”)
In February 2016, the FASB issued ASU 2016-02 which requires lessees to recognize, for all leases of 12 months or more, a liability to make lease payments and a right-of-use asset representing the right to use the underlying asset for the lease term. Additionally, the guidance requires improved disclosures to help users of financial statements better understand the nature of an entity’s leasing activities. The ASU is effective for public companies in interim and annual periods beginning after December 15, 2018, with early adoption permitted, and must be adopted using a modified retrospective approach.

The Company has elected to apply the transition requirements as of January 1, 2019 and as such, the Company will neither restate comparative periods for the effects of applying ASC 842 nor provide the disclosures required by ASC 842 for the comparative periods. In addition, there are several practical expedients and accounting policy elections offered within ASC 842 to both ease the transition to, and simplify the adoption of, ASC 842. In connection therewith, the Company elected the package of transition practical expedients related to lease identification, lease classification, and initial direct costs. The Company also elected the lessor practical expedient to not separate lease and non-lease components when the requisite criteria is met to be treated as such. In addition, the Company made the following accounting policy elections: (1) the Company will not separate lease and non-lease components by class of underlying asset (2) the Company will apply the portfolio approach, specifically in the development of the Company’s discount rates (3) the Company will apply the short-term lease exemption by class of underlying asset (4) the Company will apply a capitalization threshold policy.

Date of adoption: January 1, 2019.
Adoption of the new standard will result in the recording of additional net lease assets and lease liabilities as of January 1, 2019. The difference between the additional lease assets and lease liabilities, net of the deferred tax impact, will be recorded as an adjustment to retained earnings. The standard will not materially impact our consolidated net earnings and will have no impact on cash flows.

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

On January 1, 2018, the Company adopted Topic 606 applying the modified retrospective method to all contracts that were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for the prior period. The Company recorded a net reduction to opening retained earnings of approximately $10.1 million as of January 1, 2018 due to the cumulative impact of adopting Topic 606.  The impact to revenues for the nine months ended September 30, 2018 was an increase of $31.9 million as a result of adopting Topic 606. The impact to costs was not material.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

The impact of adoption primarily relates to (1) the delayed pattern of recognition under Topic 606 for certain professional services revenue when such professional services involve the customization of features and functionality for subscription services customers, and (2) the earlier pattern of recognition under Topic 606 for license revenue when the Company provides hosting services for on-premise license customers. In the case of professional services that involve the customization of features and functionality for subscription services, under historic accounting policies the professional services were considered to have standalone value, and as a result were recognized as the services were performed.  Under Topic 606, such professional services are not considered to be a distinct performance obligation within the context of the subscription services contract, and as such each month’s customization services revenue is recognized over the shorter of the estimated remaining life of the subscription software (typically three years) or the remaining term of the subscription services contract. In the case of license contracts sold in association with hosting, under historic accounting policies the license revenue was recognized over the hosting term due to the lack of vendor specific objective evidence (“VSOE”) of fair value for the hosting services.  Under Topic 606, VSOE is no longer required in order separate revenue between the license and the hosting elements, and the license revenue is generally recognized upon delivery of the software based on the relative allocation of the contract price based on the established standalone selling price (“SSP”).

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

Subscription and Transaction revenues consist of revenues derived from the processing of transactions through the Company’s service platforms, providing enterprise portal management services on a subscription basis and maintenance agreements on software licenses. The Company generates revenue from Subscription services from monthly active user fees, software as a service (“SaaS”) fees, hosting and storage fees, and fees for the related maintenance support for those services. In most cases, the subscription or transaction arrangement is a single performance obligation comprised of a series of distinct services that are substantially the same and that have the same pattern of transfer (i.e., distinct days of service). The Company applies a measure of progress (typically time-based) to any fixed consideration and allocates variable consideration to the distinct periods of service based on usage, under Topic 606 Section 10-25-14(b). When the Company does not allocate variable consideration to distinct periods of service, the total estimated transaction price is recognized ratably over the term of the contract, where the level of service provided to the customer does not vary significantly from one period to another.

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

Many of the Company’s contracts guarantee minimum volume transactions from the customer. In these instances, if the customer’s total estimated transaction volume for the period is expected to be less than the contractual amount, the Company records revenues at the minimum guaranteed amount on a straight line based over the period covered by the minimum. Set‑up fees for transactional service arrangements are deferred until set up activities are completed and recognized on a straight‑line basis over remaining expected customer relationship period. Revenues are presented net of discounts, which are volume level driven.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

In accordance with Topic 606 Section 10-50-20, any credits due to customers, which are generally performance driven and based upon system availability or response times to incidents, are determined and accounted for in the period in which the services are provided. The Company recognizes revenues from support and maintenance performance obligations over the service delivery period.

The Company’s software licenses typically provide for a perpetual or term right to use the Company’s software. The Company has concluded that in most cases its software license is distinct as the customer can benefit from the software on its own. Software revenue is typically recognized when the software is delivered to the customer. Contracts that include software customization or specified upgrades may result in the combination of the customization services with the software license as one performance obligation. The Company does not have a history of returns, or refunds of is software licenses, however, in limited instances, the Company may constrain consideration to high-risk customers, until collection is resolved.

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

Most of the Company’s contracts with customers contain multiple performance obligations which generally include either 1) a perpetual software license with support and maintenance and sometimes a hosting agreement or 2) a term SaaS agreement, in many cases these are sold along with professional services. For these contracts, the Company accounts for individual goods and services separately if they are distinct performance obligations. This often requires significant judgment based upon knowledge of the products, the solution provided and the structure of the sales contract. In SaaS agreements, the Company provides a service to the customer which combines the software functionality, maintenance and hosting into a single performance obligation when the customer doesn’t have the ability to take possession of the underlying software license. The Company may also sell the same three goods and services in a contract, but there may be three performance obligations, where the customer has the right to take possession of the software license without significant penalty.

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

	Three Months Ended September 30, 2018				Three Months Ended September 30, 2017
	Cloud	Digital	Messaging	Total	Cloud	Digital	Messaging	Total
Geography
Americas	$41,029	$24,563	$2,714	$68,306	$49,555	$28,071	$2,125	$79,751
APAC	—	2,082	4,647	6,729	—	1,637	4,540	6,177
EMEA	1,967	2,216	4,068	8,251	1,708	634	2,745	5,087
Total	$42,996	$28,861	$11,429	$83,286	$51,263	$30,342	$9,410	$91,015

Service Line
Professional Services	$2,982	$4,051	$1,728	$8,761	$4,309	$6,990	$1,809	$13,108
Transaction Services	1,918	2,845	—	4,763	2,883	4,113	—	6,996
Subscription Services	38,096	20,572	7,976	66,644	41,831	17,666	5,706	65,203
License	—	1,393	1,725	3,118	2,240	1,573	1,895	5,708
Total	$42,996	$28,861	$11,429	$83,286	$51,263	$30,342	$9,410	$91,015

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

	Nine Months Ended September 30, 2018				Nine Months Ended September 30, 2017
	Cloud	Digital	Messaging	Total	Cloud	Digital	Messaging	Total
Geography
Americas	$113,452	$65,614	$7,585	$186,651	$175,560	$75,371	$5,812	$256,743
APAC	—	4,697	30,287	34,984	—	5,157	17,864	23,021
EMEA	6,568	3,747	11,787	22,102	5,248	2,630	8,460	16,338
Total	$120,020	$74,058	$49,659	$243,737	$180,808	$83,158	$32,136	$296,102

Service Line
Professional Services	$10,002	$14,053	$8,118	$32,173	$23,731	$19,307	$5,423	$48,461
Transaction Services	6,703	6,740	—	13,443	9,098	15,058	—	24,156
Subscription Services	102,891	50,103	23,709	176,703	140,224	40,107	21,708	202,039
License	424	3,162	17,832	21,418	7,755	8,686	5,005	21,446
Total	$120,020	$74,058	$49,659	$243,737	$180,808	$83,158	$32,136	$296,102

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

A contract asset is a right to consideration that is conditional upon factors other than the passage of time. For example, the Company would record a contract asset if it records revenue on a professional services engagement but are not entitled to bill until the Company achieves specified milestones. Contract asset balance at September 30, 2018 is $3.6 million.

Amounts collected in advance of services being provided are accounted for as contract liabilities, which are presented as deferred revenue on the accompanying balance sheet and are realized with the associated revenue recognized under the contract. Nearly all of the Company's contract liabilities balance is related to services revenue, primarily subscription services contracts.

The Company’s contract assets and liabilities are reported in a net position on a customer basis at the end of each reporting period.

Significant changes in the contract liabilities balance (current and noncurrent) during the period are as follows (in thousands):

Contract Liabilities*
Balance - January 1, 2018	$115,009
Revenue recognized in the period	(99,405)
Amounts billed but not recognized as revenue	68,257
Balance - September 30, 2018	$83,861
________________________________

*	Comprised of Deferred Revenue

Revenues recognized during the nine months ended September 30, 2018 for performance obligations satisfied or partially satisfied in previous periods were immaterial.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Contract acquisition costs

In connection with the adoption of Topic 606 and the related cost accounting guidance under Accounting Standards Codification (“ASC”) 340, the Company is required to capitalize certain contract acquisition costs consisting primarily of commissions and bonuses paid when contracts are signed. The Company adopted Topic 606 on January 1, 2018 and capitalized $0.7 million in contract acquisition costs related to contracts that were not completed. For contracts that have a duration of less than one year, the Company follows a Topic 606 practical expedient and expenses these costs over the estimated customer life, because it does not pay commissions upon renewals that are commensurate with the initial contract. In the nine months ended September 30, 2018, the amount of amortization was immaterial and there was no impairment loss in relation to costs capitalized.

Contract Fulfillment Costs

Under ASC 340-40, the Company evaluates whether or not it should capitalize the costs of fulfilling a contract. Such costs would be capitalized when they are not within the scope of other standards and: (1) are directly related to a contract; (2) generate or enhance resources that will be used to satisfy performance obligations; and (3) are expected to be recovered. No such costs were capitalized as of September 30, 2018.

Transaction price allocated to the remaining performance obligations

Topic 606 requires that the Company disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of September 30, 2018. The Company has elected not to disclose transaction price allocated to remaining performance obligations for:

1.	Contracts with an original duration of one year or less, including contracts that can be terminated for convenience without a substantive penalty;

2.	Contracts for which the Company recognizes revenues based on the right to invoice for services performed;

3.
Variable consideration allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer a distinct good or service that forms part of a single performance obligation in accordance with Topic 606 Section 10-25-14(b), for which the criteria in Topic 606 Section 10-32-40 have been met. This applies to a limited number of situations where we are dependent upon data from a third party or where fees are highly variable.

Many of the Company’s performance obligations meet one or more of these exemptions. Specifically, the Company has excluded the following from our remaining performance obligations, all of which will be resolved in the period in which amounts are known:
•consideration for future transactions, above any contractual minimums
•consideration for success-based transactions contingent on third party data
•credits for failure to meet future service level requirements

As of September 30, 2018, the aggregate amount of transaction price allocated to remaining performance obligations, other than those meeting the exclusion criteria above, was $401.9 million, of which approximately 87.4% is expected to be recognized as revenues within 2 years, and the remainder thereafter.

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
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

In accordance with Topic 606, the disclosure of the impact of adoption to the Company’s Condensed Consolidated Balance Sheet and Condensed Consolidated Statement of Operations was as follows:

	September 30, 2018
	As Reported	Impacts of the New Revenue Standard	Adjusted amounts under prior GAAP
ASSETS
Current assets:
Cash and cash equivalents	$222,438	$—	$222,438
Restricted cash**	4,377	—	4,377
Marketable securities, current	6,989	—	6,989
Accounts receivable, net	52,617	19,718	32,899
Prepaid expenses	46,922	—	46,922
Other current assets (2)	14,115	(415)	14,530
Total current assets	347,458	19,303	328,155
Marketable securities, non-current	8,716	—	8,716
Property and equipment, net	80,519	—	80,519
Goodwill	234,480	—	234,480
Intangible assets, net	117,448	—	117,448
Other assets (2)	8,940	369	8,571
Note receivable from related party**	66,089	—	66,089
Equity method investment	30,694	—	30,694
Total assets	$894,344	$19,672	$874,672

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,300	$—	$14,300
Accrued expenses	53,794	(14,756)	68,550
Deferred revenues, current (3)	54,046	2,281	51,765
Short-term debt	228,764	—	228,764
Total current liabilities	350,904	(12,475)	363,379
Lease financing obligation	10,006	—	10,006
Deferred tax liabilities	12,109	—	12,109
Deferred revenues, non-current (3)	29,815	11,200	18,615
Other liabilities	11,329	—	11,329
Redeemable noncontrolling interest	12,500	—	12,500
Commitments and contingencies (Note 12)
Series A Convertible Participating Perpetual Preferred Stock, $0.0001 par value; 10,000 shares authorized; 195 shares issued and outstanding at September 30, 2018	176,160	—	176,160
Stockholders’ equity:
Common stock, $0.0001 par value; 100,000 shares authorized, 49,817 and 52,024 shares issued; 42,655 and 46,965 outstanding at September 30, 2018 and December 31, 2017, respectively	5	—	5
Treasury stock, at cost (7,162 and 5,059 shares at September 30, 2018 and December 31, 2017, respectively)	(82,087)	—	(82,087)
Additional paid-in capital	561,144	—	561,144
Accumulated other comprehensive loss (4)	(30,557)	76	(30,633)
Accumulated deficit	(156,984)	20,871	(177,855)
Total stockholders’ equity	291,521	20,947	270,574
Total liabilities and stockholders’ equity	$894,344	$19,672	$874,672
________________________________

**	See Note 5 -Investments in Affiliates and Related Transactions for related party transactions reflected in this account.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	As Reported	Impacts of the New Revenue Standard	Adjusted amounts under prior GAAP	As Reported	Impacts of the New Revenue Standard	Adjusted amounts under prior GAAP
Net revenues (3)	$83,286	$11,605	$71,681	$243,737	$31,871	$211,866
Costs and expenses:
Cost of revenues* (5)	43,714	249	43,465	127,788	613	127,175
Research and development	18,684	—	18,684	59,789	—	59,789
Selling, general and administrative (2)	27,320	51	27,269	99,368	152	99,216
Restructuring charges	4,539	—	4,539	8,425	—	8,425
Depreciation and amortization	23,658	—	23,658	70,330	—	70,330
Total costs and expenses	117,915	300	117,615	365,700	765	364,935
Loss from continuing operations	(34,629)	11,305	(45,934)	(121,963)	31,106	(153,069)
Interest income	203	—	203	7,518	—	7,518
Interest expense	(1,370)	(33)	(1,337)	(3,935)	(105)	(3,830)
Other expense, net	(13,439)	—	(13,439)	(9,180)	—	(9,180)
Equity method investment income	283	—	283	71	—	71
Loss from continuing operations, before taxes	(48,952)	11,272	(60,224)	(127,489)	31,001	(158,490)
Benefit for income taxes	2,308	—	2,308	1,604	—	1,604
Net loss from continuing operations	(46,644)	11,272	(57,916)	(125,885)	31,001	(156,886)
Net loss	(46,644)	11,272	(57,916)	(125,885)	31,001	(156,886)
Net (income) loss attributable to redeemable noncontrolling interests	(422)	—	(422)	2,122	—	2,122
Preferred stock dividend	(7,463)	—	(7,463)	(18,076)	—	(18,076)
Net loss attributable to Synchronoss	$(54,529)	$11,272	$(65,801)	$(141,839)	$31,001	$(172,840)

Basic:
Continuing operations	$(1.38)	$0.28	$(1.66)	$(3.51)	$0.77	$(4.28)
Diluted:
Continuing operations	$(1.38)	$0.28	$(1.66)	$(3.51)	$0.77	$(4.28)
Weighted-average common shares outstanding:
Basic	39,612		39,612	40,405		40,405
Diluted	39,612		39,612	40,405		40,405
________________________________

*	Cost of revenues excludes depreciation and amortization which are shown separately.

(1)	Reflects the impact of changes to the contract term as defined by the new revenue recognition standard.

(2)	Reflects capitalization of costs to obtain a contract.

(3)
Reflects the impact of changes in the delayed pattern of recognition on the Company’s professional services, timing of revenue recognition and allocation of purchase price on software license contracts and legally enforceable rights and obligations prior to when persuasive evidence of an arrangement exists.

(4)	Reflects the impact of foreign currency translation related to the above impacts.

(5)	Reflects the impact of amortization of third party costs over the term of the contract.

The table below shows Topic 606 Retained earnings reconciliation:

Cumulative catch up Topic 606 adjustment as of January 1, 2018	$(10,130)
Net loss from continued operations	31,001
Retained Earnings at September 30, 2018	$20,871

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

3. Acquisitions and Divestitures

Acquisition-Related Costs

Total acquisition-related costs recognized during the nine months ended September 30, 2018 and 2017 including transaction costs such as legal, accounting, valuation and other professional services, were $1.9 million and $13.4 million, respectively, and are included in selling, general and administrative expense in the Condensed Consolidated Statements of Operations.

Acquisition of honeybee

In May 2018, the Company completed the acquisition of the honeybee software business (“honeybee”), a provider of digital solutions targeted at optimizing the customer experience from Dixons Carphone plc which offers a digital transformation platform that makes it easier for companies to design and launch omni-channel customer journeys. Consideration paid by the Company consisted of approximately $9.7 million in cash at the time of closing and deferred consideration of $8.7 million to be paid over the next three years. As of September 30, 2018, the preliminary opening balance sheet reflected intangible assets and net working capital in the amount of $8.0 million and $10.4 million respectively. The Company is currently evaluating the impact of any changes in net working capital balances.

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

2017 Transactions

Intralinks

On January 19, 2017, the Company purchased all outstanding shares of Intralinks Holdings, Inc. (“Intralinks”) for approximately $815.0 million, net of cash acquired. In connection with the acquisition, the Company entered into a $900.0 million senior secured term loan (the “2017 Term Facility”). Intralinks is a global technology provider of SaaS solutions for secure enterprise content collaboration within and among organizations. Intralinks’ cloud-based solutions enable organizations to securely manage, control, track, search, exchange and collaborate on sensitive information inside and outside the firewall. The total purchase price consideration consisted of the repayment of existing Intralinks indebtedness, and non-cash consideration for services rendered on unvested Intralinks equity awards that were converted into the Company equity awards on the acquisition date. The acquisition was primarily funded from the proceeds of the $900.0 million credit agreement.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

On June 23, 2017, the Company received a non-binding indication of interest from Siris to acquire the Company. In light of the indication of interest, the Board of Directors decided to explore a broad range of strategic alternatives that would have the potential to unlock shareholder value. In October 2017, the Company concluded its review of strategic alternatives and determined that the best approach for the Company to achieve the goal of maximizing shareholder value was to focus on its core TMT business, divest non-core assets and improve its balance sheet strength, cash position and potential profitability. Under the terms of certain definitive agreements, investment funds affiliated with Siris acquired all of the stock of the Company’s wholly-owned subsidiary, Intralinks, for consideration of cash and an investment in convertible preferred equity of the Company. On October 17, 2017, the Company announced its entry into definitive agreements for the sale of Intralinks, and the right to sell a newly created series of preferred stock of Synchronoss to affiliates of Siris. Subject to the terms and conditions set forth in a share purchase agreement, dated as of October 17, 2017 (the “Share Purchase Agreement”), among Synchronoss, Intralinks and Impala Private Holdings II, LLC, an affiliate of Siris (“Impala”), Impala agreed to acquire from the Company, the issued and outstanding shares of common stock of Intralinks for approximately $977.3 million in cash plus a potential contingent payment of up to $25.0 million, subject to an adjustment for cash, debt and working capital (the “Intralinks Transaction”). The total amount of funds used to complete the Intralinks Transaction and related transactions and pay related fees and expenses was approximately $1.0 billion, which was funded through a combination of equity and debt financing obtained by Impala.

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

As part of the divestiture, the Company entered into a one-year transition services agreement with the acquirer to support various indirect activities such as customer software support, technical support services and maintenance and support services. These services were terminated during the first quarter of 2018. The Company recorded a pre-tax gain of $4.9 million as a result of the divestiture which is included in other income (expense), net in the Condensed Consolidated Statement of Operations.

4. Fair Value Measurements of Assets and Liabilities

In accordance with accounting principles generally accepted in the United States, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A three-level hierarchy prioritizes the inputs used to measure fair value as follows:

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
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

The following is a summary of assets, liabilities and redeemable noncontrolling interests and their related classifications under the fair value hierarchy:

	September 30, 2018
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Cash, cash equivalents and restricted cash (1)	$226,815	$226,815	$—	$—
Marketable securities-short term (2)	6,989	—	6,989	—
Marketable securities-long term (2)	8,716	—	8,716	—
Total assets	$242,520	$226,815	$15,705	$—
Temporary equity
Redeemable noncontrolling interests (3)	$12,500	$—	$—	$12,500
Total temporary equity	$12,500	$—	$—	$12,500

	December 31, 2017
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Cash, cash equivalents and restricted cash (1)	$246,125	$246,125	$—	$—
Marketable securities-short term (2)	3,111	—	3,111	—
Total assets	$249,236	$246,125	$3,111	$—
Liabilities
Contingent interest derivative (4)	$193	$—	$—	$193
Mandatorily redeemable financial instrument (5)	$37,959	$—	$—	$37,959
Total liabilities	$38,152	$—	$—	$38,152
Temporary Equity
Redeemable noncontrolling interests (3)	$25,280	$—	$—	$25,280
Total temporary equity	$25,280	$—	$—	$25,280
________________________________

(1)	Cash equivalents primarily included money market funds.

(2)	Marketable securities are comprised of municipal bonds and certificates of deposit.

(3)	Put arrangements held by the noncontrolling interests in certain of the Company’s joint ventures.

(4)	Contingent interest derivative related to convertible debt is included in accrued expenses, for further details see Note 6 - Debt.

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

Available-for-Sale Securities

The Company utilizes the market approach to measure fair value for its financial assets. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets. The Company’s marketable securities investments classified as Level 2 primarily utilize broker quotes in a non-active market for valuation of these securities. No transfers of assets between Level 1, Level 2 and Level 3 of the fair value measurement hierarchy occurred during the nine months ended September 30, 2018.

Unrealized gains and losses are reported as a component of accumulated other comprehensive income in stockholders’ equity. There were no sales of marketable securities during the nine months ended September 30, 2018 and 2017. The cost of securities sold is based on the specific identification method. The Company evaluates investments with unrealized losses to determine if the losses are other than temporary. The Company has determined that the gross unrealized losses at September 30, 2018 and 2017 are temporary. In making this determination, the Company considered the financial condition, credit ratings and near-term prospects of the issuers, the underlying collateral of the investments, and the magnitude of the losses as compared to the cost and the length

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

of time the investments have been in an unrealized loss position. Additionally, while the Company classifies the securities as available for sale, the Company does not currently intend to sell such investments and it is more likely than not to recover the carrying value prior to being required to sell such investments.

At September 30, 2018 and December 31, 2017, the estimated fair value of investments classified as available-for-sale, were as follows:

	September 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities:
Certificates of deposit	$3,776	$—	$(15)	$3,761
Corporate bonds	402	—	(3)	399
Municipal bonds	11,598	1	(54)	11,545
Total marketable securities	$15,776	$1	$(72)	$15,705

As of September 30, 2018, there were no accumulated unrealized losses related to investments that have been in a continuous unrealized loss position for 12 months or longer. The aggregate related fair value of investment with unrealized losses was less than $14.8 million.

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities:
Certificates of deposit	$250	$—	$—	$250
Municipal bonds	2,867	—	(6)	2,861
Total marketable securities	$3,117	$—	$(6)	$3,111

As of December 31, 2017, the aggregate related fair value of investment with unrealized losses was approximately $2.9 million.

The contractual maturities of marketable debt securities were as follows:

	September 30, 2018
	Amortized Cost	Fair Value
Due within one year	$7,006	$6,989
Due after 1 year through 5 years	8,718	8,664
Due after 5 years through 10 years	52	52
Due after 10 years	—	—
Total available-for-sale debt securities	$15,776	$15,705

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

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

The changes in fair value of the Company’s Level 3 redeemable noncontrolling interests during the nine months ended September 30, 2018 were as follows:

Balance at December 31, 2017	$25,280
Fair value adjustment	(10,658)
Net loss attributable to redeemable noncontrolling interests	(2,122)
Balance at September 30, 2018	$12,500

Fair Value of PIK Note

The fair value of the PIK note was estimated by applying an income approach using a discounted cash flow analysis to derive the fair value of the STIH’s interest in STIN, the collateral supporting the PIK Note. Additionally, the Company considered synthetic credit ratings of comparable notes in the market. This fair value measurement is based on significant inputs that are not observable in the market and thus represents a Level 3 measurement. Significant changes in the underlying assumptions used to value the PIK note, for impairment, such as discount rate, credit rating, and growth rates could significantly increase or decrease the fair value estimates recorded in the Condensed Consolidated Balance Sheets. For further details see Note 5 - Investments in Affiliates and Related Transactions.

5. Investments in Affiliates and Related Transactions

Sequential Technology International, LLC

The Company includes investments, which are accounted for using the equity method, under the caption equity method investment on the Company’s Condensed Consolidated Balance Sheets. As of September 30, 2018, the Company’s investments in equity interests was comprised of $30.7 million related to a 30% equity interest in Sequential Technology International, LLC (“STIN”).

Sequential Technology International Holdings LLC (“STIH”), which holds a 70% equity interest in STIN, also holds a senior note issued by a Third Party (“Third-Party Note” or “Seller Note”). The Third-Party Note is secured against STIH’s equity interest in STIN and is senior to the Company’s equity interest in STIN. Under the arrangement, cash dividends due to the Company from STIN, other than required cash distributions made for tax purposes, are deferred until the Third-Party Note is paid in full. As of September 30, 2018, all the amounts under the Third-Party Note are paid in full. Under the terms of a paid-in-kind purchase money note (the “PIK Note”) issued to the Company by STIH, deferred distributions are added to the amounts outstanding under the PIK Note.

In connection with the divestiture of the exception handling business of the Company, Synchronoss entered into a three-year Cloud Telephony and Support services agreement to grant STIN access to certain Synchronoss software and private branch exchange systems to facilitate exception handling operations required to support STIN customers.

For the three months ended September 30, 2018 and 2017, the Company recognized $6.4 million and $8.3 million, respectively, in revenue related to Cloud Telephony and Support services, and $0.9 million and $1.0 million, respectively, in revenue related to all other services. For the nine months ended September 30, 2018 and 2017, the Company recognized $12.8 million and $12.5 million, respectively in revenue related to Cloud Telephony and Support services, and $8.2 million and $1.9 million, respectively, in revenue related to all other services.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

STIN - Selected financial data

The following table displays certain key financial data pertaining to the operations of STIN for the three and nine months ended September 30, 2018:

	Three Months Ended	Nine Months Ended
Revenues	$33,119	$94,758
Expenses	32,177	94,523
Net(loss) income	$942	$235

PIK Note

The following is a summary of the PIK Note related balances:

	Seller Note	Impairment	Unamortized Discount	Loan Accrued Interest	Distribution Note	Distribution interest	Total
December 31, 2017	$83,000	$(14,562)	$(12,163)	$11,096	$6,187	$426	$73,984
Activity	—	(18,225)	438	6,103	3,293	496	(7,895)
September 30, 2018	$83,000	$(32,787)	$(11,725)	$17,199	$9,480	$922	$66,089

During the nine months ended September 30, 2018, STIN distributed approximately $3.3 million to the Company, which was recognized as reduction in the Company’s equity investment in STIN and a corresponding adjustment to increase the PIK Note. Amounts were used by STIH to facilitate accelerated payment on the Third-Party Note held by STIH.

Amendment to PIK Note

During the three months ended September 30, 2018, the Company entered into an amendment with STIH to modify the terms, of the PIK Note (“PIK Amendment”). The PIK Amendment modified the terms of the arrangement, lowering the interest rate from LIBOR plus 1100 basis points to a rate equal to the sum of LIBOR plus 300 basis points per annum. Additionally, the PIK Amendment provided relief on required payments, to allow STIH to continue its operations.

Concurrent with the modification described above, STIH and the Company agreed to modify the liquidation preferences set forth in the PIK Note, which would allow for cash distributions, senior to the PIK Note, as amended by the PIK Amendment, in the amount of $24.0 million, which would be distributed evenly in the event of sale.

The Company determined that the above modifications qualified as a troubled debt restructuring, due primarily to the following factors (i) STIN continues to experience declines in its business, deteriorating the overall EBITDA available to provide adequate payment for debt, (ii) the terms of the debt modification, and in combination with the preference payments agreed to in the operating agreement provided a return-of-capital claim senior to the debt, and waived the Company’s right to include such future distribution as a qualified distribution subject to PIK under the distribution note and (iii) the terms of the arrangement were significantly below market for which no consideration was granted to the Company.

The troubled debt restructuring resulted in an impairment on the PIK Note, as amended by the PIK Amendment, in the amount of $18.2 million, as reflected in the table above. Subsequent to modification and based on the concessions made under the troubled debt restructuring, the Company determined that collectability beyond the impaired carrying value is no longer probable and will account the PIK Note, as amended by the PIK Amendment, on a modified cost recovery basis, recognizing into income, only those amounts collected above the impaired carrying value of $66.1 million.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

STIN affiliate balances

The STIN affiliate balances and their classification in the Condensed Consolidated Balance Sheet as of September 30, 2018, were as follows:

	September 30, 2018	December 31, 2017
Restricted cash (A)	$—	$118
Accounts receivable (B)	22,274	18,033
Total assets	$22,274	$18,151

Accrued expenses (A)	—	118
Total liabilities	$—	$118
________________________________

(A)
The Company collected zero and $0.1 million from STIN customers, on behalf of STIN, which remained outstanding as of September 30, 2018 and December 31, 2017, respectively. This amount has been classified in short-term restricted cash and in accrued expenses on the Condensed Consolidated Balance Sheets.

(B)
These amounts principally included revenues generated from the Cloud and Telephony Support Services agreement and pass-through of vendor expenses incurred during the transition and assignment of vendor contracts.

6. Debt

Total debt consists of the following:

	September 30, 2018	December 31, 2017
Convertible Senior Notes	$230,000	$230,000
Unamortized debt issuance cost (1)	(1,236)	(2,296)
Total debt, carrying value	$228,764	$227,704
Total short-term debt, carrying value	$228,764	$—
Total long-term debt, carrying value	$—	$227,704
________________________________

(1)	Unamortized debt issuance cost is related to Convertible Senior Notes.

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

Holders of the 2019 Notes who convert their notes in connection with a qualifying fundamental change, as defined in the related indenture, may be entitled to a make-whole premium in the form of an increase in the conversion rate. Additionally, following the occurrence of a fundamental change, holders may require that the Company repurchase some or all of the 2019 Notes for cash at a repurchase price equal to 100% of the principal amount of the notes being repurchased, plus accrued and unpaid interest, if any. As of September 30, 2018, none of these conditions existed with respect to the 2019 Notes.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Included in the definition of a fundamental change is whether the Company’s common stock ceases to be listed or quoted on Nasdaq. In May 2018, trading of the Company’s common stock was suspended on Nasdaq, however, it was not delisted. On September 26, 2018, the Company received notice, that the Nasdaq Listing Qualifications Staff (the “Staff”) approved the listing of its common stock on Nasdaq. The result of this approval caused the suspension of trading in Company’s common stock on The Nasdaq Stock Market to be lifted. For further details see Note 14 - Subsequent Events Review.

The 2019 Notes are the Company’s direct senior unsecured obligations and rank equal in right of payment to all of the Company’s existing and future unsecured and unsubordinated indebtedness.

During the three and nine months ended September 30, 2018, interest expense for the Company’s 2019 Notes related to the contractual interest coupon was $0.4 million and $1.3 million, respectively.

At September 30, 2018, the carrying amount of the liability was $228.8 million and the outstanding principal of the 2019 Notes was $230.0 million, with an effective interest rate of approximately 1.37%. The fair value of the 2019 Notes was $222.9 million at September 30, 2018. The fair value of the liability of the 2019 Notes was determined using a discounted cash flow model based on current market interest rates available to the Company. These inputs are corroborated by observable market data for similar liabilities and therefore classified within Level 2 of the fair-value hierarchy.

The Company is required to meet all SEC filing requirements and deadlines to be compliant with the 2019 Notes. In the event that the Company does not meet the filing requirements, the Company will be in default under the 2019 Notes unless it elects to pay the noteholders additional interest of 0.25% up to 180 days from the date of the notice of default and 0.50% thereafter up to 360 days. The Company may agree to pay additional interest to the holders by notifying holders and the trustee within 90 days from the notice of default. If the Company decides to pay the additional interest but has not remedied its failure to meet all SEC filing requirements within 360 days from the notice of default, it will be in default. If the Company fails to elect to pay the additional interest, it will be in default if it does not remedy its failure to meet all SEC filing requirements within the 90 days from the notice of default.

The Company received a notice of default from holders of more than 25% of the outstanding principal amount of the 2019 Notes on October 13, 2017. In accordance with the terms of the 2019 Notes, the Company elected to begin paying additional interest starting January 11, 2018 (the 90th day following the Company’s receipt of the notice of default). As a result of the Company regaining compliance with its SEC filing requirements, the Company was no longer required to pay the additional interest as of July 9, 2018. The Company was required to record a derivative related to this contingent interest as a liability and expense in its financial statements due to the late filings of the Company’s quarterly reports on Form 10-Q in 2017. At September 30, 2018, the recorded contingent interest derivative liability within accrued expenses was zero as a result of Company regaining compliance with its SEC filing requirements.

2019 Notes Notice

On June 13, 2018, The Bank of New York Mellon, in its capacity as trustee (the “Trustee”) under the indenture dated as of August 12, 2014 (the “Indenture”) governing for the 2019 Notes, filed a verified complaint with the Court of Chancery of the State of Delaware, captioned The Bank of New York Mellon, as Indenture Trustee v. Synchronoss Technologies, Inc. (the “BNY Action”). The BNY Action complaint alleges that a “Fundamental Change” has occurred under the Indenture as a result of the Company’s Common Stock ceasing to be listed or quoted on Nasdaq and that an event of default under the Indenture has occurred as a result of the Company’s failure to provide a notice of such Fundamental Change which, if true, following notice from holders of more than 25% of the outstanding principal under the Notes would trigger the acceleration of the principal and interest outstanding under the 2019 Notes, which otherwise mature on August 15, 2019. On November 2018, the parties filed a stipulation of dismissal of the BNY Action. For further details, see Note 14 - Subsequent Events Review.

On November 2, 2018, the Company retired $116.0 million of 2019 Notes as a part of settlement agreement entered into on November 1, 2018, among the Company, Indaba Capital Fund, L.P. (“Indaba”) and Westwood Management Corp. (“Westwood”) related to the BNY Action. For further details see Note 12 - Commitments and Contingencies.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Interest expense

The following table summarizes the Company’s interest expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Amended Credit Facility
Amortization of debt issuance costs	$—	$—	$—	$748
Commitment fee	—	—	—	25
Interest on borrowings	—	—	—	24
2017 Term Facility
Amortization of debt issuance costs	—	1,021	—	2,376
Interest on borrowings	—	12,411	—	29,047
Contingent Interest Derivative	—	2,489	—	2,489
Amendment fees paid to third parties	—	5,716	—	5,716
Revolving Facility
Amortization of debt issuance costs	—	204	—	542
Commitment fee	—	114	—	448
Amendment fees paid to third parties	—	1,662	—	1,662
Convertible Senior Notes
Amortization of debt issuance costs	354	354	1,060	1,060
Interest on borrowings	430	431	1,292	1,294
Additional interest on default	—	—	192	288
Capital leases	241	243	724	729
Other	345	910	667	1,568
Total	$1,370	$25,555	$3,935	$48,016

7. Accumulated Other Comprehensive Income/ (Loss)

The changes in accumulated other comprehensive (loss) during the nine months ended September 30, 2018, were as follows:

	Foreign Currency Translation Adjustment	Unrealized (Loss) Income on Intra-Entity Foreign Currency Transactions	Unrealized Holding Gains (Losses) on Available-for-Sale Securities	Total
Balance at Balance at December 31, 2017	$(20,284)	$(3,085)	$(4)	$(23,373)
Other comprehensive income	(6,529)	(883)	(52)	(7,464)
Tax effect	—	280	—	280
Total comprehensive income	(6,529)	(603)	(52)	(7,184)
Balance at Balance at September 30, 2018	$(26,813)	$(3,688)	$(56)	$(30,557)

8. Stockholders’ Equity

There were no significant changes to Company’s authorized capital stock and preferred stock during the three and nine months ended September 30, 2018.

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

As of September 30, 2018, there were 195,181 shares of Series A Preferred Stock outstanding, including the initial issuance of 185,000 shares of Series A Preferred Stock and the issuance of 10,181 shares as preferred dividends.

In accordance with the terms of the PIPE Purchase Agreement with Silver on February 15, 2018, the Company exercised its option to complete the Preferred Transaction. In connection with the issuance of the Series A Preferred Stock, the Company (i) filed the certificate of designations to its certificate of incorporation to establish the rights, preferences, privileges, qualifications, restrictions and limitations of the Series A Preferred Stock (the “Series A Certificate”) and (ii) entered into the Investor Rights Agreement setting forth certain registration, governance and preemptive rights of Silver with respect to Synchronoss. Pursuant to the PIPE Purchase Agreement, at the closing, the Company paid to Siris $5.0 million as a reimbursement of Silver’s reasonable costs and expenses incurred in connection with the Preferred Transaction. In connection with execution of the Preferred Transaction, Silver delivered 5,994,667 shares of Synchronoss common stock, which have been recorded as Treasury shares as of September 30, 2018.

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

On and after the fifth anniversary of February 15, 2018, holders of shares of Series A Preferred Stock have the right to cause the Company to redeem each share of Series A Preferred Stock for cash in an amount equal to the sum of the current liquidation preference and any accrued dividends. Each share of Series A Preferred Stock is also redeemable at the option of the holder upon the occurrence of a “Fundamental Change” (as that term is defined in the Series A Certificate) at a specified premium (“Liquidation Value”). In addition, the Company is also permitted to redeem all outstanding shares of the Series A Preferred Stock at any time (i) within the first 30 months of the date of issuance for the sum of the then-applicable Liquidation Preference, accrued but unpaid dividends and a make whole amount (known as “Redemption Value”) and (ii) following the 30-month anniversary of the date of issuance for the sum of the then-applicable Liquidation Preference and the accrued but unpaid dividends. As of September 30, 2018, the Liquidation Value and Redemption Value of the Preferred Shares was $323.5 million and $251.9 million respectively.

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

For so long as Silver has the right to appoint a director to the Board of Directors of Synchronoss, without the prior approval by a majority of directors voting who are not appointed by the holders of shares of Series A Preferred Stock, neither Silver nor its affiliates will directly or indirectly purchase or acquire any debt or equity securities of Synchronoss (including equity-linked derivative securities) if such purchase or acquisition would result in Silver’s Standstill Percentage (as defined in the Investor Rights Agreement) being in excess of 30%.  However, the foregoing standstill restrictions would not prohibit the purchase of shares pursuant to the PIPE Purchase Agreement or the receipt of shares of Series A Preferred Stock issued as Preferred Dividends pursuant to the Series A Certificate, shares of Common Stock received upon conversion of shares of Series A Preferred Stock or receipt of any shares of Series A Preferred Stock, Common Stock or other securities of the Company otherwise paid as dividends or as an increase of the Liquidation Preference (as defined in the Series A Certificate) or distributions thereon.  Silver will also have preemptive rights with respect to issuances of securities of Synchronoss to maintain its ownership percentage.

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

Registration Rights

There were no significant changes to Company’s registration rights during the three and nine months ended September 30, 2018.

Stock Plans

There were no significant changes to Company’s Stock Plans during the three and nine months ended September 30, 2018. As of September 30, 2018, there were zero shares available for the grant or award under the Company’s 2015 Plan and 0.6 million shares available for the grant or award under the Company’s new hire equity incentive plan.

During the nine-months ended September 30, 2018, the Company granted awards to purchase an aggregate of 0.6 million shares under the Company’s 2015 Plan, none of which awards are vested as of September 30, 2018. If there is an insufficient number of shares available under the 2015 Plan for issuance upon vesting and subsequent exercise of such awards, the Company intends to settle such awards for cash. These awards as well the Company’s performance awards granted to executives under the 2018 grant have been accounted for as liability awards, due to the Company’s intent and the ability to settle such awards in cash upon vesting and has reflected such awards in accrued expenses. As of September 30, 2018, the liability for such awards is approximately $0.7 million.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Stock-Based Compensation

The following table summarizes stock-based compensation expense related to all of the Company’s stock awards included by operating expense categories, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Cost of revenues	$1,035	$1,118	$3,447	$3,326
Research and development	1,340	1,201	4,682	4,181
Selling, general and administrative	4,841	1,359	13,911	6,920
Total stock-based compensation expense	$7,216	$3,678	$22,040	$14,427

The following table summarizes stock-based compensation expense related to all of the Company’s stock awards included by award types, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Stock options	$1,940	$1,534	$5,680	$4,522
Restricted stock awards	5,276	2,092	16,360	9,523
Employee Stock Purchase Plan	—	52	—	382
Total stock-based compensation before taxes	$7,216	$3,678	$22,040	$14,427
Tax benefit	$1,402	$973	$4,356	$2,686

The total stock-based compensation cost related to unvested equity awards as of September 30, 2018 was approximately $48.1 million. The expense is expected to be recognized over a weighted-average period of approximately 2.42 years.

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

Stock Options

There were no significant changes to Company’s Stock Option Plans during the three and nine months ended September 30, 2018.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

The Company uses the Black-Scholes option pricing model for determining the estimated fair value for stock options. The weighted-average assumptions used in the Black-Scholes option pricing model are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Expected stock price volatility	66.0%	0.0%	65.2%	49.2%
Risk-free interest rate	2.7%	0.0%	2.6%	1.7%
Expected life of options (in years)	4.29	0.00	4.11	4.03
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Weighted-average fair value (grant date) of the options	$3.33	$—	$5.04	$7.79

The following table summarizes information about stock options outstanding as of September 30, 2018:

Options	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2017	3,950	$21.54
Options Granted	1,065	9.75
Options Exercised	—	—
Options Cancelled	(464)	21.81
Outstanding at September 30, 2018	4,551	$18.75	5.10	$56
Vested at September 30, 2018	1,449	$31.04	3.23	$—
Exercisable at September 30, 2018	1,449	$31.04	3.23	$—

For the three months ended September 30, 2018 and 2017, the Company recognized nil for both periods, the total intrinsic value for stock options exercised. For the nine months ended September 30, 2018 and 2017, the Company recognized nil and $1.0 million, respectively in the total intrinsic value for stock options exercised.

Awards of Restricted Stock and Performance Stock

There were no significant changes to Company’s restricted stock award (“Restricted Stock”) and performance stock plan during the three and nine months ended September 30, 2018.

A summary of the Company’s unvested restricted stock at September 30, 2018, and changes during the nine months ended September 30, 2018, is presented below:

Unvested Restricted Stock	Number of Awards	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2017	2,064	$22.75
Granted	1,801	9.15
Vested	(738)	26.75
Forfeited	(211)	17.52
Unvested at September 30, 2018	2,916	$13.74

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

9. Restructuring

Throughout 2017, the Company initiated a work-force reduction as part of a corporate restructuring, with reductions occurring across all levels and departments within the Company, primarily to reduce costs subsequent to an acquisition or divestiture. As part of these efforts, the Company continues to identify facilities consolidation and workforce optimization opportunities to better align the Company’s resources with its key strategic priorities. These measures were intended to reduce costs and to align the Company’s resources with its key strategic priorities. The Company authorized additional work force reduction initiatives in July 2018 and in the period ending September 30, 2018. As of September 30, 2018, there were $4.4 million of accrued restructuring charges on the Condensed Consolidated Balance Sheets.

A summary of the Company’s restructuring accrual at September 30, 2018 and changes during the nine months ended September 30, 2018, are presented below:

	Balance at December 31, 2017	Charges	Payments	Other Adjustments[1]	Balance at September 30, 2018
Employment termination costs	$474	$8,003	$(6,505)	$(38)	$1,934
Facilities consolidation	24	422	(14)	1,997	2,429
Total	$498	$8,425	$(6,519)	$1,959	$4,363

________________________________

(1)	Includes non-cash adjustments.

10. Income Taxes

The Company recognized approximately $1.6 million and $18.0 million in related income tax benefits during the nine months ended September 30, 2018 and 2017, respectively. The effective tax rate was approximately 1.3% for the nine months ended September 30, 2018, which was lower than the U.S. federal statutory rate primarily due to the full valuation allowances recorded in the fourth quarter of 2017 and the benefits recorded discretely in the third quarter of 2018 from the expiration of the statute of limitations for uncertain tax positions. The Company considered all available evidence, including historical profitability and projections of future taxable income together with new evidence, both positive and negative, that could affect the view of the future realization of deferred tax assets. As a result of the assessment, no change was recorded by the Company to the valuation allowance during the nine months ended September 30, 2018.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator - Basic:
Net loss from continuing operations	$(46,644)	$(45,206)	$(125,885)	$(113,266)
Net (income) loss attributable to redeemable noncontrolling interests	(422)	1,276	2,122	6,980
Preferred stock dividend	(7,463)	—	(18,076)	—
Net (loss) income from continuing operations attributable to Synchronoss	(54,529)	(43,930)	(141,839)	(106,286)

Income from discontinued operations, net of taxes**	—	8,842	—	(14,067)
Net (loss) income attributable to Synchronoss	$(54,529)	$(35,088)	$(141,839)	$(120,353)

Numerator - Diluted:
Net (loss) income from continuing operations attributable to Synchronoss	$(54,529)	$(43,930)	$(141,839)	$(106,286)
Income effect for interest on convertible debt, net of tax	—	—	—	—
Net loss from continuing operations adjusted for the convertible debt	(54,529)	(43,930)	(141,839)	(106,286)

Income from discontinued operations, net of taxes**	—	8,842	—	(14,067)
Net loss attributable to Synchronoss	$(54,529)	$(35,088)	$(141,839)	$(120,353)

Denominator:
Weighted average common shares outstanding — basic	39,612	44,893	40,405	44,576
Dilutive effect of:
Shares from assumed conversion of convertible debt [1]	—	—	—	—
Shares from assumed conversion of preferred stock [2]	—	—	—	—
Options and unvested restricted shares	—	—	—	—
Weighted average common shares outstanding — diluted	39,612	44,893	40,405	44,576

Basic EPS
Continuing operations	$(1.38)	$(0.98)	$(3.51)	$(2.38)
Discontinued operations**	—	0.20	—	(0.32)
	$(1.38)	$(0.78)	$(3.51)	$(2.70)
Diluted EPS
Continuing operations	$(1.38)	$(0.98)	$(3.51)	$(2.38)
Discontinued operations**	—	0.20	—	(0.32)
	$(1.38)	$(0.78)	$(3.51)	$(2.70)

Anti-dilutive stock options excluded	4,647	3,012	4,412	2,655
Unvested shares of restricted stock awards	2,916	3,259	2,916	3,259
________________________________

**	See Note 3 - Acquisitions and Divestitures for transactions classified as discontinued operations.

(1)
The calculation for each period does not include the effect of assumed conversion of convertible debt of 4,325,646 shares, which is based on 18.8072 shares per $1,000 principal amount of the 2019 Notes.

(2)
The calculation for each period does not include the effect of assumed conversion of preferred stock of 10,843,398 shares, which is based on 55.5556 shares per $1,000 principal amount of the preferred stock, because the effect would have been anti–dilutive.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

12. Commitments and Contingencies

In the ordinary course of business, the Company is regularly subject to various claims, suits, regulatory inquiries and investigations. The Company records a liability for specific legal matters when it determines that the likelihood of an unfavorable outcome is probable, and the loss can be reasonably estimated. Management has also identified certain other legal matters where they believe an unfavorable outcome is not probable and, therefore, no reserve is established. Although management currently believes that resolving claims against the Company, including claims where an unfavorable outcome is reasonably possible, will not have a material impact on the Company’s business, financial position, results of operations, or cash flows, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future. The Company also evaluates other contingent matters, including income and non-income tax contingencies, to assess the likelihood of an unfavorable outcome and estimated extent of potential loss. It is possible that an unfavorable outcome of one or more of these lawsuits or other contingencies could have a material impact on the liquidity, results of operations, or financial condition of the Company.

Legal Matters

On May 1, 2017, May 2, 2017, June 8, 2017 and June 14, 2017, four putative class actions were filed against the Company and certain of its officers and directors in the United States District Court for the District of New Jersey (the “Securities Law Action”). After these cases were consolidated, the court appointed as lead plaintiff Employees’ Retirement System of the State of Hawaii, which filed, on November 20, 2017, a consolidated amended complaint purportedly on behalf of purchasers of the Company’s common stock between February 3, 2016 and June 13, 2017. On February 2, 2018, the defendants moved to dismiss the consolidated amended complaint in its entirety, with prejudice. Before that motion was decided, on August 24, 2018, lead plaintiff filed a second consolidated amended complaint purportedly on behalf of purchasers of our common stock between October 28, 2014 and June 13, 2017. The second consolidated amended complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and it alleges, among other things, that the defendants made false and misleading statements of material information concerning the Company’s financial results, business operations, and prospects. The plaintiff seeks unspecified damages, fees, interest, and costs. The Company believes that the asserted claims lack merit, and the Company intends to defend against all of the claims vigorously. Due to the inherent uncertainties of litigation, the Company cannot predict the outcome of the actions at this time and can give no assurance that the asserted claims will not have a material adverse effect on the financial position or results of operations of the Company.

On September 15, 2017, October 24, 2017, October 27, 2017 and October 30, 2017, Synchronoss shareholders filed derivative lawsuits against certain of the Company’s officers and directors and the Company (as nominal defendant) in the United States District Court for the District of New Jersey (the “Derivative Suits”). On May 24, 2018, the Court consolidated the Derivative Suits and appointed Lisa LeBoeuf as lead plaintiff. The lead plaintiff designated as the Operative Complaint the complaint she previously had filed on October 27, 2017, which alleges claims related to breaches of fiduciary duties and unjust enrichment. The Operative Complaint’s allegations relate to substantially the same facts as those underlying the Securities Law Action described above. Plaintiff seeks unspecified damages and for the Company to take steps to improve its corporate governance and internal procedures. Defendants’ motion to dismiss the Operative Complaint is due November 14, 2018. The Company believes that the asserted claims lack merit, and the Company intends to defend against all of the claims vigorously. Due to the inherent uncertainties of litigation, the Company cannot predict the outcome of the Derivative Suits at this time, and the Company can give no assurance that the asserted claims will not have a material adverse effect on the Company’s financial position or results of operations.

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

On June 13, 2018, The Bank of New York Mellon, in its capacity as trustee (the “Trustee”) under the indenture dated as of August 12, 2014 (the “Indenture”) governing for the 2019 Notes, filed a verified complaint with the Court of Chancery of the State of Delaware, captioned The Bank of New York Mellon, as Indenture Trustee v. Synchronoss Technologies, Inc. (the “BNY Action”). The BNY Action complaint alleges that a “Fundamental Change” has occurred under the Indenture as a result of the Company’s Common Stock ceasing to be listed or quoted on Nasdaq and that an event of default under the Indenture has occurred as a result of the Company’s failure to provide a notice of such Fundamental Change which, if true, following notice from holders of more than 25% of the outstanding principal under the Notes would trigger the acceleration of the principal and interest outstanding under

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

the 2019 Notes, which otherwise mature on August 15, 2019. On November 2, 2018, the parties filed a stipulation of dismissal of the BNY Action. For further details, see Note 14 - Subsequent Events Review.

Except as set forth above, the Company is not currently subject to any legal proceedings that could have a material adverse effect on its operations; however, it may from time to time become a party to various legal proceedings arising in the ordinary course of its business. The Company is currently the plaintiff in several patent infringement cases. The defendants in several of these cases have filed counterclaims. Although the Company cannot predict the outcome of the cases at this time due to the inherent uncertainties of litigation, the Company continues to pursue its claims and believes that the counterclaims are without merit, and the Company intends to defend against all of such counterclaims.

Nasdaq Compliance

On September 26, 2018, the Company received notice that the Nasdaq Listing Qualifications Staff (the “Staff”) approved the listing of its common stock on The Nasdaq Stock Market (“Nasdaq”). Previously, the Company’s common stock had been suspended from trading on Nasdaq for failure to comply with the timely filing of certain periodic reports with the SEC. For further details see Note 14 - Subsequent Events Review.

13. Additional Financial Information

Other (expense) income, net

The following table sets forth the components of Other (expense) income, net included in the Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
FX gains (1)	$38	$(173)	$(241)	$(2,912)
PIK Note impairment (2)	(18,225)	—	(18,225)	—
Litigation settlement (3)	4,495	—	4,495	—
Remeasurement gain on financial instrument (4)	—	—	3,849	—
Divestiture: SpeechCycle (5)	—	—	—	4,947
Income from Investment (6)	519	—	519	—
Royalty income (7)	—	—	92	—
Others (8)	(266)	(83)	331	339
Total	$(13,439)	$(256)	$(9,180)	$2,374
________________________________

(1)	Fair value of foreign exchange gains and losses

(2)	PIK Note impairment on the troubled debt restructuring

(3)	Represents Legal settlement of $4.2M from Open Exchange and $0.3M IP settlement from F-Secure

(4)	Remeasurement of gain/loss on Put option for common shares held by Siris.

(5)	Gain on Divestitures: SpeechCycle

(6)	Represents gain on sale on the Company’s cost investment in Clarity, Money Inc.

(7)	Includes royalty income in connection with Mirapoint sale

(8)	Represents individual transactions in other income (expense) that management determined to be immaterial

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

14. Subsequent Events Review

Nasdaq listing

On October 1, 2018, the suspension of trading in the Company’s common stock on The Nasdaq Global Select Market was lifted and the Company’s common stock resumed trading under the symbol “SNCR”.

Repayment of Convertible Note & legal settlement

On November 2, 2018, the Company retired approximately $116.0 million of 2019 Notes as a part of settlement agreement entered into on November 1, 2018, among the Company, Indaba Capital Fund, L.P. (“Indaba”) and Westwood Management Corp. (“Westwood”) related to BNY Action, and as a result the parties filed a stipulation of dismissal. For further details see Note 12 - Commitments and Contingencies.

Contingent receivable

During September, Impala (an affiliate of Siris) announced its sale of Intralinks to SS&C Technologies, which is expected to close during the fourth quarter. As part of the Company’s sale of Intralinks, it can earn up $25.0 million from Siris’ sale, which is expected to be earned upon consummation into discontinued operations on the Condensed Consolidated Statement of Operations. For further details on the sale of Intralinks to Impala (a Siris affiliate), see Note 3- Acquisition and Divestitures.

The Company has evaluated all subsequent events through the filing date of this form 10-Q for appropriate accounting and disclosures, and there are no subsequent event disclosures required aside from the foregoing events.

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

Overview

Synchronoss Technologies, Inc. (“Synchronoss” or the “Company”) is a global software and services company that provides essential technologies for the mobile transformation of business. The Company’s portfolio, contains offerings such as personal cloud, secure-mobility, identity management and scalable messaging platforms, products and solutions. These essential technologies create a better way of delivering the transformative mobile experiences that the Company’s customers need to help them stay ahead of the curve in competition, innovation, productivity, growth and operational efficiency.

Synchronoss’ products and platforms are designed to be carrier-grade, flexible and scalable, enabling multiple converged communication services to be managed across a range of distribution channels including e-commerce, m-commerce, telesales, customer stores, indirect and other retail outlets. This business model allows the Company to meet the rapidly changing converged services and connected devices offered by their customers. Synchronoss’ products, platforms and solutions enable its customers to acquire, retain and service subscribers and employees quickly, reliably and cost-effectively with white label and custom-branded solutions. Synchronoss’ customers can simplify the processes associated with managing the customer experience for procuring, activating, connecting, backing-up, synchronizing and sharing/collaboration with connected devices and contents from these devices and associated services. The extensibility, scalability, reliability and relevance of the Company’s platforms enable new revenue streams and retention opportunities for their customers through new subscriber acquisitions, sale of new devices, accessories and new value-added service offerings in the Cloud. By using the Company’s technologies, Synchronoss’ customers can optimize their cost of operations while enhancing their customer experience.

The Company currently operates in and markets their solutions and services directly through their sales organizations in Americas, EMEA, and APAC.

Revenues

We generate a majority of our revenues on a per transaction or subscription basis, which is derived from contracts that extend up to 60 months from execution.

During the nine months ended September 30, 2018, the Company made significant changes in its accounting policies over revenue recognition, to align with the adoption of Topic 606. These updates are described in Note 2 - Basis of Presentation and Consolidation.

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

Our top five customers accounted for 70.8% and 76.4% of net revenues for the nine-month periods ended September 30, 2018 and 2017, respectively. Contracts with these customers typically run for three to five years. Of these customers, Verizon accounted for more than 10% of revenues in 2018 and 2017. The loss of Verizon as a customer would have a material negative impact on our company. However, we believe that the costs incurred by Verizon to replace Synchronoss’ solutions would be substantial.

Key Developments

Honeybee Acquisition

In May 2018, the Company completed the acquisition of the honeybee software business (“honeybee”), a provider of digital solutions targeted at optimizing the customer experience from Dixons Carphone plc which offers a digital transformation platform that makes it easier for companies to design and launch omni-channel customer journeys. Consideration paid by the Company consisted of approximately $9.7 million in cash and deferred consideration $8.7 million to be paid over the next three years. As of September 30, 2018, the preliminary opening balance sheet reflected intangible assets and net working capital in the amount of $8.0 million and $10.4 million, respectively. Customers of the honeybee platform, such as mobile operators and other communication service providers, can rapidly create and adapt digital sales processes for contact centers, retail stores, and online channels. This helps reduce complexity for the end-user as well as internal employees, while delivering a single customer experience at all touch-points and improved business outcomes such as reduced cost and increased revenue. The acquisition did not have a material impact on the Company’s Condensed Consolidated Statements of Operations.

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

Business from our traditional Synchronoss Messaging business (Email) has been driven by a resurgence in the need for white label secure messaging platforms that favor the Mobile Network Operator’s (“MNO”) business objectives and are not beholden to the objectives of a sponsoring over-the-top (“OTT”) platform. Messaging drives higher subscriber engagement than any other application in the market today and holds the potential to stimulate new revenue from traditional services and third-party brands.  OTT global success has driven MNO’s to look at opportunities to preempt and compete with the OTT’s which has potential opportunity for Synchronoss. Future growth will be driven by the need of TMT companies including (and especially) MNO’s to embrace Messaging as a Platform (“MaaP”) to converse with subscribers in an efficient, automated way (streamlining the costs and increasing the effectiveness of self-care, as well as the yield of cross-sell upselling of service plans, devices, bundles, etc.). The Synchronoss Advanced Messaging Platform provides state of the art RCS-driven features including the ability to support advanced Peer to Peer communications and introduce new revenue streams driven by commerce and advertising via Application to Person capabilities.

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

Results of Operations

Three months ended September 30, 2018 compared to the three months ended September 30, 2017

The following table presents an overview of our results of operations for the three months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,
	2018	2017	$ Change
Net revenues	$83,286	$91,015	$(7,729)
Cost of revenues*	43,714	45,576	(1,862)
Research and development	18,684	20,926	(2,242)
Selling, general and administrative	27,320	34,881	(7,561)
Restructuring charges	4,539	2,312	2,227
Depreciation and amortization	23,658	23,459	199
Total costs and expenses	117,915	127,154	(9,239)
Loss from continuing operations	$(34,629)	$(36,139)	$1,510
________________________________

*	Cost of revenues excludes depreciation and amortization which are shown separately.

Net revenues decreased $7.7 million to $83.3 million for the three months ended September 30, 2018, compared to the same period in 2017. This was due to:

•	a $14.6 million decrease in Cloud revenues primarily resulting from:

◦	a change in the business model from a freemium pricing model to an active premium pricing model, resulting in a $11.4 million decrease and,

◦	a $3.2 million reduction from a decline in business volume related to decisions to sunset certain non-strategic cloud customers.

•	a $5.4 million decrease in Digital Transformation revenues due to:

◦	a reduction in professional services revenue of $3.3 million;

◦	a decrease in subscription revenue of $1.9 million;

◦	a reduction in transaction revenue of $1.3 million;

◦	partially offset by an increase in license revenue of $1.1 million.

•	an increase in Messaging revenue of $0.7 million primarily due to the current quarter impact of new sales in the Japanese market; and

•
an increase of $11.6 million as a result of the Company’s implementation of Topic 606. This resulted in an increase in Cloud revenues of $6.3 million; Digital Transformation revenue of $4.0 million and Messaging revenue of $1.3 million.

Cost of revenues decreased $1.9 million to $43.7 million for the three months ended September 30, 2018, compared to the same period in 2017, primarily due to cost savings initiatives implemented in 2017 which were realized in 2018. These initiatives resulted in a $1.4 million decrease in the use of outside consultants and a $2.9 million reduction in telecommunication and facility costs driven primarily by lower hosting fees, partially offset by an increase in stock-based compensation for new employees in 2018 and increased operating costs related to honeybee acquisition. The $1.4 million decrease in outside consultants was negatively impacted by non-recurring charges of $4.9 million the current quarter.

Research and development expense decreased $2.2 million to $18.7 million for the three months ended September 30, 2018, compared to the same period in 2017, primarily due to decreased personnel related costs resulting from headcount reductions and cost savings initiatives implemented in 2017 which were realized in 2018.

Selling, general and administrative expense decreased $7.6 million to $27.3 million for the three months ended September 30, 2018, compared to the same period in 2017. The decrease was due primarily to a reduction of $3.5 million in personnel costs related to the cost savings initiatives implemented throughout 2017 and 2018; $3.3 million in professional services fees and $0.6 million in decreased outside consulting fees, primarily due to our financial restatement process.

 Restructuring charges increased $2.2 million to $4.5 million for the three months ended September 30, 2018, compared to the same period in 2017. The expense in 2018 related to employment termination of contracted employees with termination benefits and other terminations following the acquisition of honeybee. In addition, the Company incurred charges in connection with closing certain office locations as part of its cost cutting initiatives. In the prior year period, we commenced separate workforce reduction plans in March 2017 and June 2017 designed to reduce costs and align our resources with our key strategic priorities. Cash outlays for restructuring occur primarily in the quarter in which the plan is initiated or the subsequent quarter.

Depreciation and amortization expense increased $0.2 million to $23.7 million for the three months ended September 30, 2018, compared to the same period in 2017. This was primarily due increased amortization of capitalized software, offset by the expiration of amortizable acquired assets.

Interest income decreased $3.1 million to $0.2 million for the three months ended September 30, 2018, compared to the same period in 2017. Interest income increased primarily due to a lower interest earned on the PIK Note compared to the respective prior year period.

Interest expense decreased $24.2 million to $1.4 million for the three months ended September 30, 2018, compared to the same period in 2017. This was primarily due to decreased borrowings outstanding in 2018 resulting from the termination of our $900 million senior secured term loan (the “2017 Term Facility”) in the fourth quarter of 2017.

Other income (expense), net changed $13.2 million to an expense of $13.4 million for the three months ended September 30, 2018, compared to the same period in 2017. Other net expense increased primarily due to the $18.2 million write down of the PIK note, partially offset by income of $4.3 million in legal settlements.

Equity method investment income (loss) changed $0.4 million to income of $0.3 million for the three months ended September 30, 2018, compared to the same period in 2017. All equity method investment income (loss) are the result of our 30% equity interest in STIN and vary based on the financial results of the investment company during the respective reporting period.

Income tax. We recognized approximately $2.3 million and $12.8 million in related income tax benefit during the three months ended September 30, 2018 and 2017, respectively. Our effective tax rate was approximately 4.7% for the three months ended September 30, 2018, which was lower than the U.S. federal statutory rate primarily due to the full valuation allowance recorded in the fourth quarter of 2017 and the tax benefits recorded discretely in the third quarter of 2018 from the expiration of the statute of limitations for uncertain tax positions. Our effective tax rate was approximately 22.1% for the three months ended September 30, 2017, which was lower than our U.S. federal statutory rate due to the unfavorable impact of losses in foreign jurisdictions, which have lower tax rates than the U.S.

Nine months ended September 30, 2018 compared to the nine months ended September 30, 2017

The following table presents an overview of our results of operations for the nine months ended September 30, 2018 and 2017 (in thousands):

	Nine Months Ended September 30,
	2018	2017	$ Change
Net revenues	$243,737	$296,102	$(52,365)
Cost of revenues*	127,788	139,386	(11,598)
Research and development	59,789	67,234	(7,445)
Selling, general and administrative	99,368	103,049	(3,681)
Restructuring charges	8,425	11,715	(3,290)
Depreciation and amortization	70,330	71,098	(768)
Total costs and expenses	365,700	392,482	(26,782)
Loss from continuing operations	$(121,963)	$(96,380)	$(25,583)
________________________________

*	Cost of revenues excludes depreciation and amortization which are shown separately.

Net revenues decreased $52.4 million to $243.7 million for the nine months ended September 30, 2018, compared to the same period in 2017. This was due to:

•	a $78.1 million decrease in Cloud revenues resulting due to:

◦	a change in the business model from a freemium pricing model to an active premium pricing model, resulting in a $50.1 million decrease;

◦	a $21.7 million reduction in subscription revenue due to a cumulative adjustment in the the prior year period related to persuasive evidence; and

◦	a $7.8 million reduction from a decline in business volume related to decisions to sunset certain non-strategic cloud customers

•	a $21.9 million decrease in Digital Transformation revenues due to:

◦	a reduction in transaction revenue of $8.4 million resulting from a decline in business volume of $7.3 million and the divestiture of the SpeechCycle business of $1.0 million;

◦	a reduction in subscription revenue of $6.2 million resulting from a decline in business volume;

◦	a reduction in professional services revenue of $5.3 million; and

◦	a reduction in license revenue of $2.0 million.

•
an increase in Messaging revenue of $15.8 million primarily due to the delivery of an advanced messaging solution to a customer in the Japanese market and an uptick in business volume in our core messaging business; and

•
an increase in revenues of $31.9 million as a result of the Company’s implementation of Topic 606, which resulted in an increase in Cloud revenues of $17.3 million, Digital Transformation revenue of $12.9 million and Messaging revenue of $1.7 million.

Cost of revenues decreased $11.6 million to $127.8 million for the nine months ended September 30, 2018, compared to the same period in 2017, primarily due to cost savings initiatives implemented in 2017, which were realized in 2018. These initiatives resulted in a $7.0 million decrease in the use of outside consultants and a $7.8 million reduction in telecommunication and facility costs driven primarily by lower hosting fees, partially offset by an increase in stock-based compensation for new employees in 2018 and increased operating costs related to honeybee acquisition.

Research and development expense decreased $7.4 million to $59.8 million for the nine months ended September 30, 2018, compared to the same period in 2017 primarily due to $5.4 million in decreased outside consulting fees based on 2018 realization of reduction in workforce and limiting consultant spend beginning in the second half of 2017 and $2.4 million in decreased personnel related costs including stock-based compensation expense.

Selling, general and administrative expense decreased $3.7 million to $99.4 million for the nine months ended September 30, 2018, compared to the same period in 2017 primarily due to $11.7 million in decreased merger and acquisition costs related to Intralinks in the prior year period, offset by $6.9 million in increased outside consulting fees and $1.2 million in professional services fees related to our financial restatement process.

Restructuring charges decreased $3.3 million to $8.4 million for the nine months ended September 30, 2018. The expense in 2018 related to employment termination of contracted employees with termination benefits and other terminations following the acquisition of honeybee. In addition, the Company incurred charges in connection with closing certain office locations as part of its cost cutting initiatives. In the prior year period, we commenced separate workforce reduction plans in March 2017 and June 2017 designed to reduce costs and align our resources with our key strategic priorities. Cash outlays for restructuring occur primarily in the quarter in which the plan is initiated or the subsequent quarter.

Depreciation and amortization expense decreased $0.8 million to $70.3 million for the nine months ended September 30, 2018, compared to the same period in 2017. This was primarily due to decreased acquisition activity combined with the expiration of amortizable assets.

Interest income decreased $1.6 million to $7.5 million for the nine months ended September 30, 2018, compared to the same period in 2017. Interest income increased primarily due to lower interest earned on the PIK Note balance compared to the respective prior year period.

Interest expense decreased $44.1 million to $3.9 million for the nine months ended September 30, 2018, compared to the same period in 2017. This was primarily due to a decrease in our borrowings outstanding in 2018 after the termination of our $900 million senior secured term loan (the “2017 Term Facility”) in the fourth quarter of 2017.

Other income (expense), net decreased $11.6 million to a net other expense of $9.2 million for the nine months ended September 30, 2018, compared to the same period in 2017. Other net expense increased due to the $18.2 million write down of the PIK note, partially offset by partially offset by other net income of $4.2 million in legal settlements and $3.8 million from the remeasurement of a mandatorily redeemable financial instrument, which expired in the first quarter. Prior period other income comprised primarily of a $4.9 million pre-tax gain recognized on the divestiture of our SpeechCycle business offset by an unfavorable foreign exchange impact.

Equity method investment income (loss) changed $1.6 million to income of $0.1 million for the nine months ended September 30, 2018, compared to an income of $1.6 million for the same period in 2017. All equity method investment income (loss) are the result of our 30% equity interest in STIN and vary based on the financial results of the investment company during the respective reporting period.

Income tax. The Company recognized approximately $1.6 million and $18.0 million in related income tax benefit during the nine months ended September 30, 2018 and 2017, respectively. The effective tax rate was approximately 1.3% for the nine months ended September 30, 2018, which was lower than the U.S. federal statutory rate primarily due to the full valuation allowance recorded in the fourth quarter of 2017 and the tax benefits recorded discretely in the third quarter of 2018 from the expiration of the statute of limitations for uncertain tax positions. The Company’s effective tax rate was approximately 13.7% for the nine months ended September 30, 2017, which was lower than the U.S. federal statutory rate primarily due to the impact of losses in foreign jurisdictions which have lower tax rates than the U.S.

The Company reviews the expected annual effective income tax rate and makes changes on a quarterly basis as necessary based on certain factors such as changes in forecasted annual operating income, changes to the actual and forecasted permanent book-to-tax differences, and changes resulting from the impact of tax law changes.

Liquidity and Capital Resources

As of September 30, 2018, our principal sources of liquidity have been cash provided by operations and proceeds from divestitures. Our cash, cash equivalents, marketable securities and restricted cash balance was $242.5 million at September 30, 2018. We anticipate that our principal uses of cash in the future will be to fund the expansion of our business through both organic growth and acquisition activities and the expansion of our customer base. Uses of cash will also include facility and technology expansion, significant integration and restructuring activities, capital expenditures, and working capital.

At September 30, 2018, our non-U.S. subsidiaries held approximately $36.8 million of cash and cash equivalents that are available for use by all of our operations around the world. At this time, we believe the funds held by all non-U.S. subsidiaries will be permanently reinvested outside of the U.S. However, if these funds were repatriated to the U.S. or used for U.S. operations, certain amounts could be subject to U.S. tax for the incremental amount in excess of the foreign tax paid. Due to the timing and circumstances of repatriation of these earnings, if any, it is not practical to determine the unrecognized deferred tax liability related to the amount.

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

Convertible Senior Notes

On August 12, 2014, we issued the 2019 Notes. The 2019 Notes mature on August 15, 2019, and bear interest at a rate of 0.75% per annum payable semi-annually in arrears on February 15 and August 15 of each year. We accounted for the $230.0 million face value of the debt as a liability and capitalized approximately $7.1 million of financing fees, related to the issuance. At September 30, 2018, the carrying amount of the liability was $228.8 million and the outstanding principal of the 2019 Notes was $230.0 million, with an effective interest rate of approximately 1.37%. For further details, see Note 6 - Debt of the Notes to Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q.

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

On and after the fifth anniversary of February 15, 2018, holders of shares of Series A Preferred Stock have the right to cause the Company to redeem each share of Series A Preferred Stock for cash in an amount equal to the sum of the current liquidation preference and any accrued dividends. Each share of Series A Preferred Stock is also redeemable at the option of the holder upon the occurrence of a “Fundamental Change” (as that term is defined in the Series A Certificate) at a specified premium (“Liquidation Value”). In addition, the Company is also permitted to redeem all outstanding shares of the Series A Preferred Stock at any time (i) within the first 30 months of the date of issuance for the sum of the then-applicable Liquidation Preference, accrued but unpaid dividends and a make whole amount (known as “Redemption Value”) and (ii) following the 30-month anniversary of the date of issuance for the sum of the then-applicable Liquidation Preference and the accrued but unpaid dividends. As of September 30, 2018, the Liquidation Value and Redemption Value of the Preferred Shares was $323.5 million and $251.9 million respectively.

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

Discussion of Cash Flows

A summary of net cash flows follows (in thousands):

	Nine Months Ended September 30,
	2018	2017
Net cash provided by (used in):
Operating activities	$(60,662)	$(1,093)
Investing activities	(42,045)	(826,042)
Financing activities	85,202	826,998

Cash flows from operating activities for the nine months ended September 30, 2018 was a $60.7 million use of cash, as compared to $1.1 million of cash used by operating activities for the same period in 2017. The increase of cash used in operating activities of $59.6 million was primarily due to unfavorable changes in cash earnings of $41.5 million and working capital of $18.1 million.

Cash flows from investing for the nine months ended September 30, 2018 was a use of cash of $42.0 million, as compared to $826.0 million in cash used for investing activities during the same period in 2017. The decrease of $784.0 million in cash used in investing activities was due primarily to cash used for the acquisition of Intralinks in 2017.

Cash flows from financing for nine months ended September 30, 2018 was $85.2 million, as compared to $827.0 million of cash provided by financing activities for the same period in 2017. The decrease of $741.8 million in cash provided from financing activities was primarily due to proceeds from the issuance of debt in relation to our acquisition of Intralinks in 2017, partially offset by related debt issuance costs, the repayment of previously existing debt in 2017 and proceeds from the issuance of preferred stock in 2018.

Effect of Inflation

Although inflation generally affects us by increasing our cost of labor and equipment, we do not believe that inflation has had any material effect on our results of operations for the nine months ended September 30, 2018 and 2017.

Contractual Obligations
Our contractual obligations consist of principal and interest related to our Convertible Senior Notes, contingent consideration, non-cancelable capital leases, operating leases or long-term agreements for office space, automobiles, office equipment and colocation services and contractual commitments under third-party hosting, software licenses and maintenance agreements. The following table summarizes our long‑term contractual obligations as of September 30, 2018 (in thousands).

	Payments Due by Period
	Total	Remainder of 2018	2019 - 2021	2022 - 2023	Thereafter
Capital lease obligations (1)	$12,742	$1,302	$5,566	$2,563	$3,311
Convertible Senior Notes	230,000	—	230,000	—	—
Interest (2)	1,509	431	1,078	—	—
Operating lease obligations	84,289	3,312	33,704	16,037	31,236
Purchase obligations (3)	9,133	349	8,784	—	—
Other long-term liabilities (4)	1,923	859	1,064	—	—
Total	$339,596	$6,253	$280,196	$18,600	$34,547
________________________________

(1)	Amount includes the Pennsylvania facility lease and the cloud hosting data center in England.

(2)	Represents the interest on the 2019 Notes.

(3)	Amount represents obligations associated with colocation agreements and other customer delivery related purchase obligations.

(4)	Amount represents unrecognized tax positions recorded in our balance sheet. Although the timing of the settlement is uncertain, we believe this amount will be settled within three years.

Uncertain Tax Positions

Unrecognized tax benefits of $3.9 million at September 30, 2018 are excluded from the table above as we are not able to reasonably estimate when we would make any cash payments required to settle these liabilities, but we do not believe that the ultimate settlement of our obligations will materially affect our liquidity. We do not expect that the balance of unrecognized tax benefits will significantly increase or decrease over the next twelve months.

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

During the nine months ended September 30, 2018, the Company made significant changes in its accounting policies over revenue recognition, to align with the adoption of Topic 606. These updates are described in detail in Note 2 - Basis of Presentation and Consolidation. Aside from the adoption of Topic 606, there were no significant changes in our critical accounting policies and estimates discussed in our Form 10-K/A for the year ended December 31, 2017 during the nine months ended September 30, 2018.  Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K/A for the year ended December 31, 2017 for a more complete discussion of our critical accounting policies and estimates.

Goodwill

For our 2017 impairment tests, performed as of October 1, 2017, we performed a quantitative impairment test for both of our reporting units. We performed both a qualitative and quantitative assessment as of June 2017, due to the Company’s failure to meet its filing deadlines, depreciation of the stock price and turnover in executives. The results of such analysis were materially consistent with fair values derived in our annual test. The amounts below represent the results of our latest quantitative assessment.

We use the average of our fair values for purposes of our comparison between carrying value and fair value for the quantitative impairment test. The table below displays the midpoint of the fair value range for each reporting unit tested in the 2017. When factoring in a 1.0% increase in discount rate, our results of the 2017 tests indicate that the fair value exceeded its carrying value. Additionally, when considering the low end of the range in the market approach, the Company Fair value exceeded the carrying value. The below table depicts the methods employed, assumptions used and percentage fair value in excess of carrying value.

				2017 Impairment Test
Reporting Unit	Discount Rate	Growth rate range	Terminal Growth Rate	Goodwill	Fair Value Exceeds Carrying Value by	Fair Value method
A	10.5%	(5.5%) - 12.7%	3.0%	$226,758	18.0%	Income Approach, Market Approach
B	11.0%	3% - 67%	3.0%	9,100	34.0%	Income Approach

The 2017 fair values of the reporting units were estimated using a combination of the income approach, which incorporates the use of the discounted cash flow method, and the market approach, which incorporates the use of earnings and revenue multiples based on market data. We generally applied an equal weighting to the income and market approaches for our analysis when both are applied. However, in estimating the fair value of reporting unit B, we were unable to justify an appropriate market approach, given stage of the enterprise, and comparable peers in market. Accordingly, only the income approach was used to derive the enterprise value.

For the income approach, we used projections, which require the use of significant estimates and assumptions specific to the reporting unit as well as those based on general economic conditions. Factors specific to each reporting unit include revenue and cost growth, profit margins, terminal value growth rates, capital expenditures projections, assumed tax rates, discount rates and other assumptions deemed reasonable by management.

For the market approach, we used judgment in identifying the relevant comparable-company market multiples. These estimates and assumptions may vary between each reporting unit depending on the facts and circumstances specific to that unit. If sufficient comparable data is not present, the market approach will not be employed. The discount rate for each reporting unit is influenced by general market conditions as well as factors specific to the reporting unit.

Factors influencing the revenue growth rates include the nature of the services the reporting unit provides for its clients, the maturity of the reporting unit and any known concentrated customer contract renewals. We believe that the estimates and assumptions we made are reasonable, but they are susceptible to change from period to period. Actual results of operations, cash flows and other factors will likely differ from the estimates used in our valuation, and it is possible that differences and changes could be material.

A deterioration in profitability, adverse market conditions, significant client losses, changes in spending levels of our existing clients or a different economic outlook than currently estimated by management could have a significant impact on the estimated fair value of our reporting units and could result in an impairment charge in the future. With regards to Reporting Unit B, certain assumptions were made around renewal of significant customer contract renewals, that deterioration of the base may have a significant impact on its estimate fair value.

Recently Issued Accounting Standards

For a discussion of recently issued accounting standards see Note 2, “Basis of Presentation and Consolidation” included in Part I, Item 1. “Notes to Condensed Consolidated Financial Statements (unaudited)” of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2018 and December 31, 2017 that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

The primary objective of our investment activities is to preserve our capital for the purpose of funding operations, while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and short- and long-term investments in a variety of securities, which could include commercial paper, money market funds and corporate and government debt securities. Our cash, cash equivalents and marketable securities at September 30, 2018 and December 31, 2017 were invested in liquid money market accounts, certificates of deposit and government securities. All market-risk sensitive instruments were entered into for non-trading purposes.

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

Interest Rate Risk

We are exposed to the risk of interest rate fluctuations on the interest income earned on our cash and cash equivalents. A hypothetical 100 basis point movement in interest rates applicable to our cash and cash equivalents outstanding at September 30, 2018 would increase interest income by less than $2.2 million on an annual basis.

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

Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As described in additional detail in the 2017 Form 10-K/A, the Company did not maintain effective controls within its financial close process. Until these material weaknesses are remediated, they could result in material misstatements of the Company’s financial statements that would not be prevented or detected. As of September 30, 2018, the remedial measures identified below are being put in place and will be tested by management for operational effectiveness throughout the fourth quarter and into 2019.

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

The Company’s Principal Executive Officer and Principal Financial Officer have evaluated the design and effectiveness of the Company’s disclosure controls and procedures as of September 30, 2018 and, due to the existence of the material weaknesses in internal control over financial reporting described above, the Company’s Principal Executive and Principal Financial Officers have determined that such disclosure controls and procedures were not effective as of such date. In light of the material weakness, the Company performed additional analysis and other post-closing procedures to ensure the Company’s condensed consolidated financial statements are prepared in accordance with U.S. GAAP. Accordingly, the Company’s management, including its Principal Executive and Principal Financial Officers, has concluded that the condensed consolidated financial statements included in this Form 10-Q present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

Remediation of Material Weaknesses in Internal Control Over Financial Reporting

Following the identification of the material weaknesses described above and further described in subsection “Evaluation of Disclosure Controls and Procedures” in Part II, Item 9A of our Annual Report on Form 10-K/A for the year ended December 31, 2017, and with the oversight of the Audit Committee, management is still committed to the planning and implementation of remediation efforts to address these material weaknesses. The remediation efforts, summarized below, which are either implemented or in process, are intended to both address the identified material weaknesses and strengthen our overall financial control environment. In this regard, the following represents the enhancements the Company has designed and is in the process of implementing, in an effort to remediate the material weaknesses above:

•	Continued CEO Communication to reinforce compliance

•	Recruiting and hiring a Director of Revenue Recognition, and other resources to augment our staff to support further enhancement on the controls and procedures surrounding revenue recognition.

•	The development of a more comprehensive review process and monitoring controls over contracts with customers to ensure accurate accounting for multiple-element arrangements

•
The Company developed a comprehensive revenue recognition and contract review training program that has been focused on the impacts of adopting Topic 606. This training is focused on senior-level management and customer-facing employees, as well as finance, sales and marketing personnel as of September 30, 2018.

•	Establishment of an Internal Audit function

•
Development of a recurring non-recurring transaction review meeting cadence with key stakeholders within the Company to identify and discuss potentially significant transactions. Meetings are attended by process owners across various functions or departments, both domestic and international, to promote regular and effective communication between finance and non-finance personnel, and to ensure that information related to significant transactions is communicated timely as of September 30, 2018.

•
Increased standardization of contract documentation and revenue analysis for individual transactions, including increased oversight of revenue opportunities and contract review by personnel with the requisite accounting knowledge to identify revenue-impacting terms and consider potential downstream effects;

•	The development of a more comprehensive review process and monitoring controls over contracts with customers to ensure accurate accounting for multiple-element arrangements

•
The Company performed a review of key business process controls related to high-risk financial statement accounts, such as revenue, significant transactions, capitalized software, accounts receivable, treasury and financial close, which resulted in the redesign of existing controls and the addition of newly developed / documented control activities, in order to mitigate known risks and strengthen the overall control environments as of September 30, 2018.

•
Sub-certification Process: Key process owners each quarter (as part of the Form 10-Q and to be annual as part of the 10-K preparation) complete a sub-certification questionnaire and checklist to support how the process owner reached the conclusion that controls are operating effectively in their respective areas and provide an opportunity to highlight any concerns they have related to internal control over financial reporting.

•	The Company has performed a review of key IT process controls and is in the process of enhancing process to remediate material weakness in the general control environment.

To support the execution of this remediation plan, the Company has also engaged additional external resources to aid and supplement the Company’s existing internal resources as of September 30, 2018. The Company will continue to further enhance its design and implementation of the processes described above, augmenting with the additional activities described in Part II, Item 9A of our Annual Report on Form 10-K/A for the year ended December 31, 2017.

As we continue to evaluate and work to improve our internal control over financial reporting, we may take additional measures to address these control deficiencies or modify the remediation plan described above. We cannot assure you, however, when we will remediate such weaknesses, nor can we be certain of whether additional actions will be required.

Changes in Internal Controls Over Financial Reporting

Excluding the changes described above under “Remediation of Material Weaknesses in Internal Control Over Financial Reporting” including the on-going remediation efforts described above, there were no changes in our internal control over financial reporting during the period ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of the Registrant, incorporated by reference to Registrant’s Registration Statement on Form S‑1 (Commission File No. 333‑132080).
3.2	Amended and Restated Bylaws of the Registrant, incorporated by reference to Registrant’s Registration Statement on Form S‑1 (Commission File No. 333‑132080).
3.3	Certificate of designations of Series A Convertible Participating Perpetual Preferred Stock
10.4†	Employment Agreement dated as of August 9, 2018 between the Registrant and David Clark
31.1	Certification of Principal Executive Officer pursuant to Rule 13a‑14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes‑Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Rule 13a‑14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes‑Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to Rule 13a‑14(b) of the Exchange Act and section 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes‑Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to Rule 13a‑14(b) of the Exchange Act and section 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes‑Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Labels Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
__________________________________________________________

†	Compensation Arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Synchronoss Technologies, Inc.

/s/ Glenn Lurie
Glenn Lurie
Chief Executive Officer
(Principal Executive Officer)

/s/ David Clark
David Clark
Chief Financial Officer

November 9, 2018