Form 10-K
period 2018-12-31
SYNCHRONOSS TECHNOLOGIES INC
filed 2019-03-18
CIK 1131554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10‑K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933. Yes ☐  No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”). Yes ☐  No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company, ”and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non‑accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐  No ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant as of June 30, 2018, the last business day of the Registrant’s last completed second quarter, based upon the closing price of the common stock as reported by The Nasdaq Stock Market on such date was approximately $136.5 million. Shares of common stock held by each executive officer, director and stockholders known by the Registrant to own 10% or more of the outstanding stock based on public filings and other information known to the Registrant have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 12, 2019, a total of 42,684,573 shares of the Registrant’s common stock were outstanding. The exhibit index as required by Item 601(a) of Regulation S-K is included in Item 15 of Part IV of this report on Form 10-K.

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference to portions of the Registrant’s definitive Proxy Statement for its 2019 Annual Meeting of Stockholders (the “Proxy Statement”), which is to be filed pursuant to Regulation 14A within 120 days after the end of the Registrant’s fiscal year ended December 31, 2018. Except as expressly incorporated by reference, the Proxy Statement shall not be deemed to be a part of this report on Form 10‑K.

SYNCHRONOSS TECHNOLOGIES, INC.
FORM 10-K
December 31, 2018

PART I

FORWARD LOOKING STATEMENTS
The words “Synchronoss,” “we,” “our,” “ours,” “us” and the “Company,” refer to Synchronoss Technologies, Inc. and its consolidated subsidiaries. We were incorporated in Delaware in 2000. All statements in this Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the “Form 10-K”) that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding Synchronoss’ “expectations,” “beliefs,” “hopes,” “intentions,” “anticipates,” “seeks,” “strategies,” “plans,” “targets,” “estimations,” “outlook” or the like. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Past performance is not necessarily indicative of future results. Synchronoss cautions investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors. We encourage you to read Management’s Discussion and Analysis of our Financial Condition and Results of Operations and our consolidated financial statements contained in this Form 10-K. We also encourage you to read Item 1A of Part I of this Form 10-K, entitled Risk Factors, which contains a more complete discussion of the risks and uncertainties associated with our business. In addition to the risks described in Item 1A of this Form 10-K, other unknown or unpredictable factors also could affect our results. Therefore, the information in this Form 10-K should be read together with other reports and documents that we file with the Securities and Exchange Commission from time to time, including on Form 10-Q and Form 8-K, which may supplement, modify, supersede or update those risk factors. Synchronoss expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in Synchronoss’ expectations with regard thereto or any change in events, conditions, or circumstances on which any such statements are based.
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

ITEM 1.  BUSINESS

Honeybee Acquisition

In May 2018, the Company completed the acquisition of the honeybee software business (“honeybee”), a provider of digital solutions targeted at optimizing the customer experience from Dixons Carphone plc which offers a digital transformation platform that makes it easier for companies to design and launch omni-channel customer journeys. For additional information about our acquisition, see Note 3. Acquisitions and Divestitures of the Notes to Consolidated Financial Statements, in Part II, Item 8 of this Form 10-K.

Nasdaq Compliance

As previously described in detail, from May 2017 to May 2018, the Company was unable to satisfy certain continued listing requirements of the Nasdaq Stock Market, LLC (“Nasdaq”) relating to the Company’s failure to timely file periodic reports with the Securities and Exchange Commission (the “SEC”). During this period, the Company engaged with Nasdaq on plans to regain compliance by filing delinquent periodic reports with the SEC. On May 4, 2018, the Company informed a Nasdaq Hearings Panel (the “Panel”) of its determination that it would be unable to satisfy the May 10, 2018 deadline to file certain periodic reports with the SEC to satisfy Nasdaq’s continued listing requirements. On May 11, 2018, the Company received a notification letter from the Panel indicating that trading in the Company’s common stock was suspended effective at the open of business on May 14, 2018. The Panel also determined to delist the Company’s shares from Nasdaq after applicable appeal periods have lapsed. The Company appealed the decision to the Nasdaq Listing and Hearing Review Council.

On September 26, 2018, the Company received notice that the Nasdaq Listing Qualifications Staff approved the listing of its common stock on Nasdaq.

On October 1, 2018, the suspension of trading in the Company’s common stock on The Nasdaq Global Select Market was lifted and the Company’s common stock resumed trading under the symbol “SNCR”.

General

Our Digital, Cloud, Messaging and Internet of Things (“IoT”) platforms help the world’s leading companies, including operators, original equipment manufacturers (“OEMs”), Media and Technology providers deliver continuously transformative customer experiences that create high value engagement and new monetization opportunities. Our technologies act as a catalyst enabling and unlocking new capabilities in our customers’ organizations that realize new value through new experiences for their end users.

We currently operate in and market our solutions and services directly through our sales organizations in North America, Europe and Asia-Pacific. Our platforms give our customers new opportunities in the Telecommunications, Media and Technology (“TMT”) space, taking advantage of the rapidly converging services, connected devices, networks and applications. Our platforms power products and solutions across the TMT marketplace - allowing our customers to create forward-looking and compelling customer experiences with fewer resources. Our technologies give our customers faster time to market, new revenue streams - effectively monetizing services and applications across channels. Our technologies assist our customers in acquiring and retaining subscribers quickly, reliably and cost-effectively.

We deliver platforms, products and solutions including:

•
Digital experience management (Platform as a Service) - including digital journey creation, and journey design products that use analytics that power digital advisor products for IT and Business Channel Owners

•	Cloud sync, backup, storage, device set up, content transfer and content engagement for user generated content

•	Advanced, multi-channel messaging peer-to-peer (“P2P”) communications and application-to-person (“A2P”) commerce solutions

•	IoT management technology for Smart Cities, Smart Buildings, Automotive and more

Our technologies appeal to a diverse group of customers in a converging TMT space including: communication service providers (“CSP”); cable operators/multi-services operators (“MSO”); Media and Technology Companies with multiple digital and traditional customer-facing channels in multiple global markets, OEMs with embedded connectivity (e.g. smartphones, laptops, tablets and mobile internet devices) and IoT ecosystem participants who use a variety of technologies (e.g. Blockchain) to enable a wide array of devices (e.g. automobiles, connected homes, etc.) sensors, networks and systems that enable management and monetization of smart buildings and smart cities, as well as other customers who rely on us for easy to sell, easy to use plug and play, end-to-end solutions powering IoT use cases that can be deployed quickly and operated easily. We help our customers accelerate and monetize value-add services for secure and broadband networks and connected devices.

Our industry-leading customers include Tier 1 mobile service providers such as AT&T Inc., Verizon Wireless, Vodafone, KDDI, NTT DoCoMo, Orange, SoftBank, Sprint, T-Mobile US and Telstra, and Tier 1 cable operators/MSOs and wireline operators including AT&T Inc., BT Group, Comcast, Cablevision, Charter, CenturyLink, Mediacom and Level 3 Communications. These customers utilize our platforms, technology and services to service both consumer and business customers.

Our platforms are designed and built to be Operator-grade, secure, flexible and scalable and easy to deploy and use - enabling multiple converged communications, commerce and applications and devices - deployed across multiple distribution channels including e-commerce, m-commerce, telesales, retail stores, care and call centers, self-service, indirect and other outlets.

Our Synchronoss Digital Experience Platform (“DXP”) is a purpose-built experience management toolset that sits between our customers’ end-user facing applications and their existing back end systems, enabling the authoring and management of customer journeys in a cloud-native no/low-code environment. This platform uses products such as Journey Creator, Journey Advisor, CX Baseline and Digital Coach to create a wide variety of insight-driven customer experiences across existing channels (digital and analogue) including creating the ability to pause and resume continuous, intelligent experiences in an Omni-channel environment. DXP can be operated by IT professionals and “citizen developers (business analysts, etc.) enabling our customers to bring more compelling and complex experiences to market in less time with fewer and more diverse resources in a real-time, collaborative environment.

The Synchronoss Personal Cloud Platform™ is a secure and highly scalable white label platform designed to store and sync subscriber’s personally created content seamlessly to and from current and new devices. This allows our carriers’ customers to protect, engage with and manage their personal content and gives our Operator customers the ability to increase average revenue per user (“ARPU”) through a new monthly recurring charge (“MRC”) and opportunities to mine valuable data that will give subscribers accesses to new, beneficial services. Additionally, our Personal Cloud Platform performs and expanding set of value-add services including facilitating an Operator’s initial device setup and enhancing visibility and control across disparate devices within subscribers’ smart homes.

The Synchronoss Messaging Platform powers hundreds of millions of subscribers’ mail boxes worldwide. Our Advanced Messaging Product is a powerful, secure and intelligent white label messaging platform that expands capabilities for Operators and TMT companies to offer P2P messaging via Rich Communications Services (“RCS”). Additionally, our Advanced Messaging Product powers commerce and a robust ecosystem for Operators, brands and advertisers to execute Application to Person (“A2P”) commerce and data-rich dialogue with subscribers.

The Synchronoss IoT Platform creates an easy to use environment and extensible ecosystem making the management of disparate devices, sensors, data pools and networks easier to manage by IoT administrators and drives the propagation of new IoT applications and monetization models for TMT companies. Our IoT platform utilizes Synchronoss platforms (DXP, Cloud, Messaging), products and solutions to make IoT more accessible and actionable for Smart Building facility managers, Smart City planners, Automotive OEMs and TMT ecosystem players.

Markets We Serve

Our platforms, products and solutions operate in a white label capacity to a diverse range of customers in a converging TMT and IoT markets.

Telecommunications, Media and Technology

TMT companies operate and/or market white label instantiations of Synchronoss Digital, Cloud, Messaging and IoT platforms, products and solutions to power new, digitally enhanced experiences for their subscribers and employees. TMT companies use Synchronoss platforms, to author and manage new work flows and customer experiences; orchestrate data from existing back office systems and create personalized customer experiences across channels and touch points (e.g. online, mobile apps, call centers and care, retail, self-service, etc.). This creates new ways to interface with their customers and subscribers that lower cost, increase revenue and satisfaction.

Operators

A telecommunications subset of TMT and a foundational focus of Synchronoss, CSPs and MSOs market white label implementations of our Synchronoss Digital, Cloud, Messaging and IoT platforms, products and solutions to their subscribers around the world. CSPs and MSOs market and re-sell the value-added services powered by our technology to their subscribers as part of stand-alone subscriptions, value-added bundles or use our technologies directly to enhance their digital offerings and work flow. CSPs and MSOs license Synchronoss Personal Cloud to enhance their value-added service offerings to subscribers who purchase and lease mobile devices and network connectivity - storing and syncing their user generated content (e.g., videos, photos, documents, contacts, music etc.). CSPs and MSOs license Synchronoss Advanced Messaging and Email to enable white label multichannel messaging services including advanced P2P, A2P transactions and brand/advertiser ecosystems. CSPs and MSOs also re-sell our IoT solutions such as Smart Buildings as part of a revitalized set of Operator technology offers.

Internet of Things

Companies in the TMT space as well as OEMs and technology suppliers use Synchronoss Cloud, Messaging and Digital platforms, products and solutions to enable consumer and machine to machine (“M2M”) experiences across new connected devices in the IoT market (e.g. smart homes, connected automobiles, wearable devices, smart appliances, smart buildings, smart cities, drones, etc.). Synchronoss Cloud platforms, products and solutions provide a single-source storage solution for connected devices that don’t have a native data storage solution. Synchronoss Messaging platforms, products and solutions enable dialogue between devices, nodes/sensors and end users of IoT transactions. Synchronoss Digital platforms, products and solutions provide data orchestration and transaction automation capabilities to enable more targeted and secure use of data across IoT devices, networks, nodes/sensors and human participants.

Synchronoss Platforms, Products and Solutions

Our Synchronoss Digital, Cloud, Messaging, and IoT platforms and products provide highly scalable automated on-demand, data-driven end-to-end environments, tools, solutions and services that create and manage digital, end user experiences, orchestrate IoT devices, sensors and data pools, RCS-based access, dialogue and commerce between brands and messaging subscribers, order processing, transaction management, service provisioning, device activation, intelligent connectivity and content transfer, synchronization and social media, identity and access management, secure mobility management through multiple channels including e-commerce, m-commerce, telesales, enterprise, indirect, and retail outlets. Our technologies are designed to be flexible and scalable across a wide range of existing communication services and connected devices, while offering a best-in-class experience for our customers and supporting traditional and non-traditional devices. The extensible nature of our platforms enables our customers to rapidly respond to the ever changing and competitive nature of the telecommunications, enterprise and mobile marketplaces.

Our platforms, products and solutions conduct business-to-consumer (“B2C”), business-to-business (“B2B”), enterprise and indirect channel (i.e.: resellers/dealers) transactions. The capabilities of our platforms are designed to provide our customers with the opportunity to improve operational performance and efficiencies, dynamically identify new revenue opportunities and rapidly deploy new services. They are also designed to provide customers the opportunity to improve performance and efficiencies for activation, content migration and connectivity management for connected devices.

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

Data-driven: Our platforms, products and solutions operate with the assistance of analytics, smart tagging, artificial intelligence, natural language processing, reporting and other data-driven insights. Our technology uses data to help shape user experiences, summarize reporting, prompt next best actions and recommendations and conduct automated dialogue with subscribers.

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

Synchronoss Digital Platforms

Digital Experience Platform
Our Digital Experience platform allows IT professionals, business owners and business analysts (aka “citizen developers”) to author and manage digital customer experiences in a cloud-native, low/no-code environment. The platform sits between customer-facing touch points and a customer’s existing back office systems - orchestrating data, work flows and processes into digital customer journeys that interface with end user channels creating user experiences that can be centrally managed and coordinated with less resources than is typical in a traditional IT environment.

Journey Creator
Journey Creator is a purpose-built, easy to use cloud-native toolset that allows IT managers and business owners to collaborate on creating and managing end user experiences across all customer-facing channels. Journey Creator is middleware that sits in between back office systems and customer-facing touch points - integrating orchestrating critical data and functionality into existing channel UI/UX. Journey Creator operates in an any-to-any environment - integrating with any system and any channel UI.

Integration: Graphical user interface (“GUI”) is fully integrated into Journey Creator for creating endpoints and drag-and drop data mapping. Journey Creator supports complex transformations and mappings via GUI.

UI Flexibility & Control: Journey Creator’s dynamic API and libraries enable any channel client to have a rich and dynamic UI that is run by the channel. It is currently optimized for Javascript clients

Business Logic: Drag and Drop Interface for even complex logic with option to use Groovy script if highly computationally complex rules are required.

Omni-channel: DXP is an API-first platform where the state is not held in the client even when the client is a SPA. A core journey is defined and channel-specific variants can be configured on top of the core journey to simple re-use.

“Pause and Resume Experiences:” Journey Creator centrally manages different channel UI’s and integrates the journeys to back end systems. Because Journey Creator is a common command and control layer, it can carry the state of one channel to the state of another channel, essentially allowing a “pause and resume” effect from one customer touch point to another. This creates a consistent, friction free customer experience that recognizes the user appropriately as they move from one channel experience to the next.

Dev Ops: Journeys are digital content and able to be deployed and rolled back like web content. The engine that runs the journey remains unchanged between releases.

Resource Optimization: Journey creator is designed to lower cost and decrease time to market while increasing the complexity and effectiveness of omni-channel customer experiences. Journey Creator serves as a central, standardized development environment with an efficient and easy to use, low/no-code object-oriented interface that literally links systems and end-user UIs together. Because it’s centralized and non-developer friendly, a smaller, central team is capable to building and managing complex interfaces with a fraction of the resources and time necessary to manage less sophisticated experience in standard environments.

Customer Experience (“CX”) IQ
CXIQ uses analytics, artificial intelligence and completely new methods of gathering actionable insights to produce insights to help our customers improve their channel experiences. CXIQ integrates into Journey Creator to allow for real-time feedback to newly created journeys, allowing experience authors and managers to make real time changes necessary to improve the quality and effect of the journey

Journey Advisor
Journey Advisor uses programmed analytics to make intelligent recommendations to customer facing reps and agents. Journey Advisor drives the UI and business rules of a digital sales device (tablet, smart phone, etc.). The analytics that inform the business rules and work flow are derived from customers’ existing systems and guided by the Synchronoss Insights Platform (“SIP”) dynamically insert recommended “next best actions” for a rep based on filters set by a CRM system, customer profile, business rules, etc. Journey Advisor accelerates rep competency from a new hire to a new campaign/offer. This not only assists the rep’s alignment with forecasted key performance indicators (“KPIs”), it helps model complex decisions and ultimately solves customer problems in less time.

Digital Coach
Digital Coach is a tool within DXP that serves as an intelligent dashboard or portal for customer facing reps to assess their performance against their goals and against peers. The Synchronoss Insights Platform (“SIP”) creates intelligent work flows around individual and group KPIs and uses “gamification”

Digital Channels
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

Activation Platform

Our Activation technology is a scalable and flexible platform that decouples the order processing customer experience from varied and legacy IT back office order management systems. This enables sale, delivery, and assurance of new “Complex Product” bundles quickly and cheaply, creates a uniform product portfolio and pricing schema across all Sales Channels and reduces cost while improving the customer experience by reducing error rates and throughput time in processing orders, alarms, etc. The platform is fully scalable, agile and adaptable to future products, services and channel changes, it serves as a future-proof activation platform with end-to-end channel visibility and analytics and features a flexible commercial model - Software as a service (“SaaS”) or product sale with professional services.

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

Synchronoss Insights Platform

SIP is a patent pending insight generation system, applying machine learning and artificial intelligence to the uniquely valuable data sets from network, devices and applications to deliver measurable, business-specific outcomes that help our customers make better informed decisions in marketing, finance, customer experiences and IoT. SIP combines an applied data science team, a proven and scalable data analysis platform and a highly flexible visualization interface into SaaS or success-based models to generate predictive insights and business results.

SIP provides customers the ability to:

•	Create new revenue streams and enable monetization of data assets

•	Optimize network investments while maximizing margin and customer value

•	Accurately measure campaign and program effectiveness across channels such as mobile, digital, care and retail

•	Target prospects for acquisition more effectively and efficiently - improving customer retention and satisfaction

Synchronoss Advanced Analytics has offerings and solutions focused in the following verticals:

•	Sales & Marketing: helps companies better target and refine promotional campaigns, improving key KPIs in customer acquisition and retention.

•	Customer Experience: helps companies refine the effectiveness of digital customer experiences analyzing user responses, patterns and fail points to create better execution of products and services.

•	Financial Assurance: is a comprehensive procurement-to-payment application suite that helps companies manage network expense and automate workflow, inventory management and governance.

•	IoT: connects previously disparate data from M2M devices to create actionable insights and productized services for companies operating IoT solutions.

Synchronoss Cloud Platforms

Synchronoss Cloud platforms, products and solutions are designed to create a seamless customer experience for Operator subscribers from device purchase, service onboarding and ongoing content management.

Synchronoss Personal Cloud™

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

Our Synchronoss Personal Cloud™ platform is linked to a family of clients designed to enable a persistent relationship between a subscriber and their content across devices and time. Our platform supports clients and data backup across major operating systems including: iPhone operating system (“iOS”), Android, Windows and works with mobile smart devices, tablets and PCs/Web. Our platform and clients also support the backup, sync, upload and download of data classes including photos, videos, music, messages, documents, contacts and call logs. Our clients may also feature interactive features intended to stimulate daily use of the product such as smart tagging, image and facial recognition, flashbacks, smart stories, smart push notifications, advanced sharing capabilities, and smart album creation, with more being added over time. Our Synchronoss Personal Cloud™ platform and clients may also integrate with select third party providers to co-opt features that drive third party application and service engagement which are designed to provide future monetization opportunities to third parties and carriers.

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

Out of Box Experience (“OOBE”)

Synchronoss OOBE is an integrated solution to allow Operators to integrate a first-use, branded set up experience on Android devices from retail and online purchases. Operators integrate this application into Android devices to allow for an easier to use experience for a streamlined device set up, promote value-added service applications for download and introduce the ability to store content in the Cloud - allowing an easier onboarding experience at the next device purchase and/or upgrade.

Synchronoss Messaging Platforms

Synchronoss Messaging platforms, products and solutions enable cross channel, secure communications across connected devices.

Advanced Messaging

Our Advanced Messaging platform supports advanced messaging in both RCS and RTC and enables rich, P2P communications and creates new commerce and revenue opportunities across channels via A2P experiences for Operators and other brands. Our messaging platform operates in tandem with Messaging-as-a Platform (“MaaP”) technologies as well as dedicated, third party clients and native OEM clients.

•
P2P Advanced Messaging Client: Advanced Messaging supports an advanced P2P client based on RCS and RTC technologies with compelling data (chat), voice, group and video communication features. Our RCS/RTC client creates new means of conversation providing richer communications, viral distribution via subscribers and provides new gateways for commerce that Short Message Service (“SMS”) cannot provide.

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

•
Messaging Marketplace (“MMP”): Our MMP is designed to help Operators effectively interface with A2P Providers in a dynamic and automated digital environment. The MMP platform automates and orchestrates the on-boarding of third party brands and services who participate in an Operator’s A2P business. MMP provides easy to use tools to register a new A2P provider within an Operator’s market place, integrating with Operator systems (commerce, billing), business terms of use, revenue sharing, etc. MMP provides a dynamic, comprehensive dashboard to give A2P providers real-time visibility to audience engagement, commerce transactions and other transaction-based dynamics. MMP allows for A2P providers to upload new experiences, new offers, manage dialogue with subscribers through chat bots, etc. through an easy-to-use no-code cloud native environment.

E-Mail

Email Suite provides service providers a secure, white-label, back-end framework for a branded, email service that’s reliable, consistent, and safe. Our world-class email service is used by customers across the global market in North America, Europe, the Middle East and Africa (“EMEA”), Latin America and the Asia Pacific (“APAC”) region.

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

Synchronoss IoT Platforms

Our IoT solutions create an easy to administer, cloud-based dashboard enabling a single source visibility and control to disparate devices, sensors and data pools. Our platforms harvest data from disparate back office, data lakes, devices and systems to build new use cases, automated work flows, activations and more to better manage the performance of IoT ecosystems. Our Digital Experience Platform allows IoT administrators to create and manage administrative experiences and M2M use cases and transactions. Our Cloud Platform provides sync and data transfer between disparate devices and data pools using partitioned storage and Artificial Intelligence (“AI”) to guide intelligent sync of data as a device or service needs it. Our Advanced Messaging Platform provides IoT administrators with the ability to enhance work flows with automated or semi-automated chatbots guided by AI to create more proficient transactions, visibility and next best actions.

Synchronoss Smart Buildings Platform

Synchronoss Smart Buildings provides companies a single sourced view of performance and analytics of disparate smart buildings devices, systems and data centers throughout a commercial property. Smart Buildings is software that is designed to replace current facility management environments that often are burdened operating separate portals with disparate experiences, workflows and logins. Smart buildings supply a single portal interface, log in to an analytics driven dashboard giving companies full visibility to building performance - highlighting areas of proficient return, alerting to failures and making recommendations on next best actions and overall performance optimization. The Smart Buildings Platform provides access to real time data building wide, generates custom reports for different stakeholders and staff members. The Synchronoss Insights Platform (“SIP”) uses analytics and AI to identify current and future problem areas and guide administrators to next best actions to maximize efficiency.

Chief Financial Officers (“CFO”): Synchronoss Smart Buildings Platform is useful for CFOs to gain complete visibility of total building costs, insights to reduce costs and optimize ROI and easy creation and access to automated, data-rich reports.

Facility Managers: Synchronoss Smart Buildings Platform gives Facility Managers full visibility to facility information such as total power consumption, building alarms, building settings and can generate customized reports to be shared with Finance and other departments.

Facility Engineers: Synchronoss Smart Buildings Platform visibility into various problem points across the facility including alarms, etc. and providing recommendations for next best actions and the ability to update status for ongoing projects and developing situations.

Demand Drivers for Our Business

We believe Synchronoss is positioned to stay ahead of changing dynamics in the TMT and IoT markets. The demand drivers for our business underpin our platform, product and solution strategies to provide forward looking solutions to TMT providers to respond to changes and threats in their markets. TMT providers need to digitally transform to increase and find new sources of revenue, reduce operational cost and complexity and improve the appeal of their products and services to better compete with new standards set by over-the-top (“OTT”) competitors.

Overall Trends in the TMT Market

•	Convergence: Communications companies are moving into different spaces (entertainment, content etc. for growth)

•	Digital Transformation: Companies are using digital technology to grow revenue, cut costs and become more competitive with better customer experiences

•
Competition: Digital companies are re-setting customer experience expectations in response to the digital advancements made by the FAANG (Facebook, Apple, Amazon, Netflix and Google) level of companies

•	Disintermediation: Telecommunications providers are losing revenue and opportunity to provide growth-oriented and value-add services

Trends in Telecommunications

•
Revenue Growth: CTIA reported wireless services have declined 5% to $179 billion showing the 2nd year in a row of decline. GSMA predicts overall operator revenue will remain relatively flat from $1.05 trillion in 2017 to $1.10 trillion in 2025.

•	Smart Phone Growth: International Data Corporation (“IDC”) reports overall global smartphones are expected to decline 0.7% to 1.455 billion units in 2018.

•	Capital Expenditures: Accenture predicts operators are expected to spend $275 billion on 5G in the US alone.

•	Disintermediation: Over-the-top (“OTT”) service providers cost operators $104 billion in revenue in 2017 (~12% decline in services revenue) according to Juniper Research.

Trends in Media Companies

•
Disintermediation: OTT and TV everywhere services are disrupting US cable and satellite TV subscription models resulting in over 1 million “cord cutters” in the third quarter of 2018 (the greatest net subscriber loss in a quarter) accordingly to Company Reports.

•	Content Costs: OTT competitors are driving content costs up. Netflix, for example plans to spend over $8 billion on original content, Amazon $4.5 billion according to the Diffusion Group.

•	Social Media: Facebook and Google have become two of the largest funders and publishers of media in the world, taking revenue directly away from traditional media and content companies.

•	Mobile Operators: Acquisition of MSOs and content companies (e.g. AT&T Direct TV, TWC, Verizon and Oath).

Trends in Technology Companies

•	FAANG Disruption: Forbes predicts by 2020 customer experience will overtake price and product as the key brand differentiator.

•	Innovative, New Customer Experiences: In the last year, 1 in 5 shoppers made a purchase using voice (e.g. Alexa, Siri, etc.) according to SupplyChainBrain.

•
Digital Transformation: Enterprises can increase revenues by 23% with digital-first strategies according to IDG. Gartner predicts phone-based communications will account for only 10% of all customer service interactions in 2020.

•
Artificial Intelligence: Business Insider Intelligence predicts 10% of all global assets (~$8 trillion) will be managed by robots by 2020. Gartner predicts (i) by 2020, smart personalization engines used to recognize customer intent will enable digital businesses to increase their profits by up to 15%; (ii) by 2021, 15% of all customer service interactions will be completely handled by AI, an increase of 400% from 2017; and (iii) by 2022, 50% of new digital business revenue streams will be discovered using machine-generated dynamic metadata.

Propagation of 5G Network and IoT

•
Perhaps the biggest growth driver of the next five years will be the advent of the 5G Network and the epoch change in business that comes with it. Network operators will trial 5G in 2018, with the goal of launching in 2020. 5G tops out at 10 gigabits per second (“Gbps”). That means 5G is a hundred times faster than the current 4G technology-at its theoretical maximum speed. Perhaps the real value in 5G isn’t the speed but the low latency. The 5G Network was designed around enabling use cases in the IoT marketplace and this network will set the IoT market on its way. Smart Cities will be a major driver and customer of the 5G networks. Gartner estimates that around 380 million connected things are in use in cities to deliver sustainability and climate change goals in 2017, and that this figure will increase to 1.39 billion units in 2020, representing 20 percent of all smart city connected things in use. The amount of data traffic will likely grow faster than the number of connections because of the increase of deployment of video applications on M2M connections and the increased use of applications, such as telemedicine and smart car navigation systems, which require greater bandwidth and lower latency. Moreover, more people are moving into urban environments where IoT and smart cities are growing. By 2050, there is expected to be 7.5 billion people living in urban environments, equivalent to the entire world population today. Simply put, cities will be forced to get more efficient causing a greater need for IoT device, ecosystem, network and administrative solutions. For example, Ericsson predicts that major 5G network deployments should be expected from 2020, with an estimate of 1.5 billion 5G subscriptions for enhanced mobile broadband by the end of 2024. Further, Deloitte Global predicts about 1 million 5G handsets will be shipped by the end of 2019 and IDC predicts that 5G will be a key enabler of enterprise transformation in 2019, with over 70% of all 5G connections to stem from business use cases by 2024.

Growth Strategy

Our growth strategy is to establish our platforms as disruptive technology to the TMT and IoT customers and pursue a leadership agenda in strategically select vertical segments of the digital transformation, cloud, advanced messaging and IoT solutions markets. We expect to scale our growth across our platforms and pursue logical extensions of new products and solutions into new markets as it makes sense. We will continue to focus our technology and development efforts around helping our customers create new revenue, optimize their cost and operations and innovate the experience of their end customer touch points.

The tenants of our growth strategy are:

Expanding Our Customer Base from Operators to TMT
By expanding our product and market focus from white label services and back office solutions for Operators, MSOs and OEMs to Digital, IoT and Advanced Messaging solutions for the broader TMT market, we have increased the breadth and depth of opportunities for our technologies and significantly grown our potential customers base. With that comes an increased variety of potential customer engagements in focused verticals markets, shortened sales cycles and higher overall visibility in the TMT/IoT marketplaces.

Growing from Domestic to Global Reach
We have invested significantly in our sales, marketing and operations to expand our historically North American presence and revenue weighting to a global presence - especially in the EMEA and APAC markets. Similarly, with our digital platform, we are addressing the issues facing many large, global companies who struggle to create proficient and less costly service distribution across dozens of different countries and regions. This allows us to efficiently sell once and deploy many times inside extremely large companies while delivering impactful global solutions in record time.

Scaling via Partnerships
In 2018 we built a strong partner network around technology companies that have complimentary solutions, ready channels and a strategic overlap in their customers and prospects. This focus extends the scope of our functionality and appeal to new customers with partner technologies, greatly increasing the reach of our sales and marketing which in turn increase the scale and sales velocity of our platforms, products and solutions at lower cost.

Transition from Licensing to Recurring
Healthy growth for Synchronoss will be realized by the deliberate and systematic shift from perpetual license-based revenue to SaaS and Platform as a Service (“PaaS”) recurring revenue models. From a customer standpoint, this will allow us to focus and better serve high value relationships characterized by mutual commitment, collaboration on achieving customer KPIs from each deployment, shared success in transactions and other models. Building our growth model around recurring revenue brings increased predictability, stability and reliability of revenue, predictable cash flow, lower risk, and higher value focus in sales and marketing. Additionally, recurring revenue models greatly help with managing expense and investment relative to the success of platform engagements.

Customers

Our industry-leading customers include Tier 1 mobile service providers such as AT&T Inc., Verizon Wireless, Vodafone, KDDI, NTT DoCoMo, Orange, SoftBank, Sprint, T-Mobile US and Telstra, and Tier 1 cable operators/MSOs and wireline operators including AT&T Inc., BT Group, Comcast, Cablevision, Charter, CenturyLink, Mediacom and Level 3 Communications. These customers utilize our platforms, technology and services to service both consumer and business customers.

We maintain strong and collaborative relationships with our customers, which we believe to be one of our core competencies and critical to our success. Contracts extend up to 60 months from execution and include minimum transaction or revenue commitments from our customers. Many of our significant customers may terminate their contracts for convenience upon written notice, in many cases payment of contractual penalties would accompany such termination.

Our top five customers accounted for 69%, 73% and 74% of net revenues for the years ended December 31, 2018, 2017 and 2016, respectively. Contracts with these customers typically run for three to five years. Of these customers, Verizon accounted for more than 10% of our revenues in 2018. The loss of Verizon as a customer would have a material negative impact on our company. However, we believe that the costs incurred and subscriber disruption by Verizon to replace Synchronoss’ solutions would be substantial.

Sales, Partnerships and Marketing

Sales

We sell our platforms, products and services through a direct sales force, our strategic partnerships and, collaboration with our customers to re-sell services to their end customers and subscribers. To date, we have concentrated our sales efforts on a range of select verticals of the TMT and IoT markets including telecommunications companies (CSPs, MSOs), OEMs, technology providers, media companies, government and multi-channel retailers both domestically and internationally. Typically, our sales process involves an initial consultative process that allows our customers to better assess the operating and capital expenditure benefits associated with an optimal activation, provisioning, and cloud-based content management architecture. Our sales teams are well trained in our platforms, products and services and well versed in market trends, demands and conditions that our current and potential customers are facing. This enables them to identify and qualify opportunities that are appropriate for our platform and solution deployments to benefit these customers. Following each sale, we assign account managers to provide ongoing support and to identify additional sales opportunities. We generate leads from contacts made through trade-shows, seminars, conferences, events, analyst relationships, social media, market research, our Web site, customers, strategic partners and our ongoing public relations programs.

Partnerships

We have a dedicated partner outreach organization that functions in tandem with business development within Synchronoss. The Synchronoss Partnership program has three dedicated vectors of focus:

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

Marketing

We focus our marketing efforts on increasing the visibility of Synchronoss and its technologies in our target the markets, communicating the value of our platforms, products and services, engaging the subscriber base to increase adoption through CSP and MSO accounts, and creating new opportunities in our partner channels. We do this through the following practices and points of emphasis:

•
Public Relations - We generate visibility with joint customer and partner releases and announcements, the soliciting of earned media from prominent industry publishers, the release of thought leadership content and other owned media of interest to our target markets. Our team is active in preeminent technology and industry forums such as TeleManagement Forum (“TM Forum”), Cellular Telecommunications Industry Association (“CTIA”) and the Global System for Mobile Communications (“GSMA”). We participate regularly and invest heavily in our presence at major events, exhibiting and hosting strategic meetings, conducting product demonstrations, speak at keynotes, panels and other forums including the Consumer Electronics Show (“CES”), Mobile World Congress (“MWC”) in Europe, Asia and The United States, and are constantly evaluating our ability to participate in new events, forums and technology communities.

•
Analyst Relations - We invest in premium relationships with Gartner, Forrester and communicate regularly with IDC, Strategy Analytics, Ovum and others. We are active in the promotion of our technologies to analysts and shape their perceived value vis-à-vis competitors in various market quadrants. We participate in frequent dialogue to propagate mention of our technologies, white paper downloads and other means of increasing our visibility to key decision makers within the TMT and IoT markets.

•
Account Based, Digital Marketing (“ABM”) - We work closely with sales to create custom offers that are digitally sent to key prospects and account contacts via email, text and social media. The campaigns are monitored for engagement and guidance of continuing, sales driven communications.

•	Product Marketing - Our marketing team creates sales materials including presentations, downloadable documents and various multimedia to support our direct sales model.

•	Social Media Marketing - Our team distributes updates, tweets and posts across a variety of social media on accounts of the Company and select Synchronoss leaders.

•
Digital Marketing - Our team maintains our corporate web site and creates digital content to be used in ABM and other means of digital outreach. Additionally, we create targeted SEO profiles for each product and monitor discovery and engagement KPIs, automated responses, campaign landing pages and inbound direct contact forms.

•
Partnership Marketing - Our team works closely with marketing resources from our strategic partners to create content, participate in joint campaigns, speaking engagements and the use of marketing development funds.

•
Go-To-Market Collaborations - Our-Go-To Market team collaborates with product owners and channel marketers from our Operator customers to increase subscriber awareness and engagement of our white label Personal Cloud and Advanced Messaging products.

Competition

Competition across our markets is intense and includes rapidly-changing technologies, evolving industry standards, new product introductions and converging spaces and services.

We are aware of the categories of competitors set forth below relative to the different platforms we offer in the TMT and IoT markets. Our competitors spend significant resources on developing and marketing products and services that will compete with our platforms on a global scale. We anticipate the markets in which we compete will remain intensely competitive for the near future:

Digital Competitors

•	System Integrators - Accenture, Amdocs and others engage our customers in long term contracts for services focused on digital transformation.

•
CRM and BPM Providers - Major providers of CRM and other systems of record such as Salesforce, Pega Systems and Vlocity are engaging with our customers in engagements that emulate our Digital Experience Platform.

•	Internal IT- Our customers and prospects IT developers and system administrators are engaged in products to upgrade existing systems that would conflict with our Digital Experience and IoT platforms.

Cloud Competitors

•
Over-the-Top (“OTT”) Service & Platform Providers - Apple, Google, Drop Box, Box, Microsoft and Amazon all provide global personal cloud services. Apple and Google are primarily tied to their device platforms where Amazon and Microsoft provide device-agnostic services closely tied to their other service offerings. By and large, OTT cloud service providers do not target Operators as their distribution channel and solicit customers at large by leveraging captured audiences from their device or software platforms.

•
White Label Platform Providers - The field of platform-independent, white label personal cloud providers has consolidated in recent years with Funambol, Onecloud and others competing for Operator distribution deals. However, these providers generally target 2nd and 3rd tier regional operators with low-risk, revenue share business models and do not generally pose a real threat to Tier 1 world-wide Operators.

Messaging Competitors

Over-the-Top (“OTT”) Service Providers - Major device and OS platform providers such as Google, Microsoft along with prominent web platform providers such as Yahoo! have traditionally offered branded email solutions to Operators. Operators have, in recent years, turned from white label solutions to OTT-branded solutions in an effort to shed costs. Tier 1 Operators have vacillated between OTT and white label solutions world-wide as Carriers are now looking to consolidate branded touch points with their customers in multiple channels.

IoT Competitors

IoT Platform and Solutions providers such as Honeywell, Siemens, GE are among just some of the large competitors in the IoT and Smart Buildings market.  Most focus on IoT solutions for their systems and equipment but may over time begin looking at aggregation solutions to provide complete building monitoring and management.

IoT Platforms - there are numerous IoT platforms such as Cisco IoT Cloud which provide capabilities in building end to end solutions.  Enterprise clients and System Integrators can use these platforms to create competitive solutions.

We believe we are positioned to be competitive in each platform segment. We believe the most important factors making us a strong competitor include:

Competitive Advantages for Synchronoss Digital Platforms

The impact of “FAANG” (Facebook, Apple, Amazon, Netflix and Google) on the market is easy to see by virtue of the market share, revenue and cultural impact attained by like companies. As companies in the TMT space look to reclaim lost market share, revenue and seek to trim costs to compensate, they must find ways to deliver compelling, Omni-channel customer experiences. On this point, the IDC expects that companies are spending upwards of $1.3 trillion on digital transformation initiatives as of 2018. A great part of this effort is captured by the $16.91 billion companies are projected to spend according to Touch Point on customer experience management by 2022 as businesses with Omni-channel experiences have a 30% higher customer lifetime value compared to others who offer single channel experiences according to Hubspot.

However, Capgemini reports 90% of companies lack the skill sets to capitalize on these initiatives - further, they lack the software to help their existing systems find ways to capitalize on faster times to market, featuring more innovative customer experiences at lower costs. For this reason, Synchronoss has invested significantly in revitalizing its digital platform to assist TMT companies in not only catching up but actively competing for the revenue, market share and cultural impact they have lost to FAANG companies.

•
Omni-Channel Innovation - Synchronoss DXP creates an environment where companies can centrally create and manage Omni-channel experiences - allowing total control of channel user experiences creating a continuous and intelligent pause and resume experience across channels.

•
Simple Systems Integration - Synchronoss DXP integrates into any back office system APIs, extracting mission-critical data and work flows into its Journey Creator environment - using this data to fuel innovative customer experiences into existing channels. This eliminates the need for companies to “rip and replace” their existing systems in order to innovate, create new revenue and reduce costs.

•
Easy to Operate Tools - Synchronoss DXP is a low/no-code, object-oriented environment that centrally collects back office data and uses this data to create compelling, intelligent user experiences across various end channels. The drag-n-drop journey creation experience is simple, intuitive to allow IT developers to operate faster and create an environment easy enough for business analysts and channel owners to collaborate.

•
Cost Efficient creation of FAANG-like Experiences - Synchronoss DXP allows existing systems to support middleware that sits between the back office and channel user experiences to create a centralized command and control center to author user experiences across touch points. This allows companies to author and manage better, more innovative and more effective customer experiences with a fraction of the manpower necessary in a business-as-usual (“BAU”) environment. DXP, in essence, is essential to check all the boxes of digital transformation: new revenue, innovative experiences and reduced costs.

Competitive Advantages for Synchronoss Cloud Platforms

•
Once an enterprising, forward-looking service proposition for Operators, the personal cloud market has matured over the last decade to become a staple of meeting a person’s digital needs. Today, data is becoming more valuable than the devices themselves. By the end of 2019, Statista estimates that more than 2 billion subscribers will have personal cloud accounts, of which 500 million Google Photos subscribers upload 1.2 billion photos and videos every day according to Techcrunch. Similarly, Apple has increased their free and premium cloud storage tiers by 200% according to Appleinsider. Further, as we look ahead to the advent of IoT and 5G, IDC estimates that there will be 80 billion devices in the IoT space alone by 2025 that look to utilize private clouds for various mission-critical, edge-data-transfer use cases. In 2018, Datanami reports the three biggest public cloud vendors grew at a rate approaching 50%. Over 3.2 billion images are shared online every day according to Stackla.

We believe Synchronoss provides the world’s largest white label cloud solution for Operators in which they can generate new services revenue but can extend a branded relationship to an essential service, capture valuable data to provide better experiences and offer a level of security that has not been demonstrated by OTT competitors.

Competitive Advantages for Synchronoss Messaging Platforms

The decline of Operator revenue growth includes a precipitous drop in messaging revenue and relevance. Traditional SMS traffic has plummeted giving rise to IP (Internet Protocol) based messaging -much of this traffic is attributed to the growth in popularity from Over-the-top (“OTT”) providers such as WeChat, Line, Facebook Messenger, Snapchat, Whats App? and more. It is estimated that there are over 4 billion messaging users. WeChat and Line alone outpace daily SMS traffic by over a 3-1 ratio with 45 billion and 25 billion messages a day respectively. And with this shift in traffic comes an equally dramatic shift in commerce. By 2030 it is estimated that OTT and RCS commerce will constitute 90% of all messaging revenue - an inverse position from 2015 when premium SMS drove almost all revenue. These new messaging venues are using advanced experiences such as chat bots that drive high user engagement. 67% of consumers recently surveyed have used a chat bot in the last 12 months.

We believe due to our IP in advanced mobile messaging and strong Operator track record and heritage, Synchronoss is well-positioned to take part in the ground floor of the new messaging revenue growth. Synchronoss extended its Operator email contracts in Japan in their transition to an RCS messaging paradigm. We were selected to provide our RCS/RTC technology and platforms to the first Operator messaging cooperative in Japan, powering their Plus Message offering. Our white label Advanced Messaging Platform offers a comprehensive solution for Operators to take advantage of the onset of RCS messaging:

•
Operator Neutrality - Synchronoss has historically managed discrete confidential contracts between competitive Operators world-wide. We believe this puts us in a unique position to work with Operators who are seeking to band together and create national messaging services to offset their collective loss to OTT Messaging Providers.

•
P2P Messaging: Synchronoss’ Advanced Messaging platform works with various MaaP configurations across Operators and OEMs, providing key messaging management services for RCS capable handsets and clients.

•
A2P Commerce: Our Advanced Messaging supports native RCS, SMS and Client-driven RCS solutions providing maximum range across devices and operating systems - giving Operators maximum scale for commerce engagement.

•	Brand Ecosystem Management: Our Advanced Messaging Platform provides an easy-to-use management portal for brands and Operators to connect commerce to subscribers.

•
Operator-Grade Scale and Security: We believe our track record with massive, secure Operator installations, meeting highly regulated SLA requirements, puts Synchronoss in a position to look after the interests of each individual Operator as well as collectives.

Competitive Advantages for Synchronoss IoT Platforms

The forecasted growth in IoT devices and the IOT business is set to eclipse all previous mobile growth. M2M connections are set to double in 2021 to 3.3 billion. By 2020, it is estimated that 75% of new vehicles are expected to be Internet equipped and by 2025 the number of smart cities is expected to increase 4 times to 88. It is estimated that companies will spend upwards of $1 trillion on IoT by 2020 to capitalize on these new opportunities. We believe this opportunity is offset by a highly fractious nature of a complex landscape of disparate technologies, standards, data pools, business models and a gap in accessible administrative tools. This creates challenges for Operators, who are looking to recoup massive capital outlay of their 5G networks by monetizing new services.

Synchronoss has been closely involved in enabling Operator IoT offerings supporting the provisioning of Internet capable vehicles and wearables. Our white-label business model is accretive to Operators, allowing them to bring new IoT services to market - adding new revenue and new value to IoT Network packages.

Our Smart Buildings platform uses automation, orchestration and analytics that bring disparate building systems together - creating energy efficiencies, insights and easier points of management for administrators. This creates an easy to sell, easy to use plug and play, end-to-end solution powering IoT use cases that can be deployed quickly and operated easily.

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

As of December 31, 2018, we had 1,428 full-time employees located in India, North America, Europe and Asia Pacific regions. None of our employees are covered by any collective bargaining agreements.

Geographic Information

Information regarding financial data by geographic location is set forth in Note 2. Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K in sub-section “Segment and Geographic Information”.

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

We have substantial debt and related obligations. In August 2014, we issued $230.0 million aggregate principal amount of the 2019 Notes, approximately $114.0 million of which remain outstanding. To remedy issues, we may encounter with meeting our debt obligations, or for other purposes, we may find it necessary to seek further refinancing of our indebtedness, and may do so with debt instruments that are more costly than our existing instruments (and which will rank senior to our equity securities), or we may issue additional equity securities which may dilute the ownership interests or value of our existing shareholders. These actions may decrease the value of our equity securities. Our substantial level of debt and related obligations, including interest payments, covenants and restrictions, could have important consequences, including by:

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

•
increasing our vulnerability to general economic downturns, competition and industry conditions, which could place us at a competitive disadvantage compared to competitors that are less leveraged and therefore we may be unable to take advantage of opportunities that our leverage prevents us from exploiting;

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

On June 13, 2018, the Trustee under the Indenture filed. a complaint (the “BNY Action”) which alleged that a “Fundamental Change” had occurred under the Indenture as a result of our common stock ceasing to be listed or quoted on Nasdaq and that an Event of Default under the Indenture has occurred as a result of our failure to provide a notice of such Fundamental Change, which, if true, following notice from holders of more than 25% of the outstanding principal under the Notes would trigger the acceleration of the principal and interest outstanding under the 2019 Notes. On November 2, 2018, we retired approximately $116.0 million of the 2019 Notes as part of a settlement agreement entered into on November 1, 2018, among us, Indaba Capital Fund, L.P and Westwood Management Corp. related to the BNY Action and, as a result the parties filed a stipulation of dismissal of the BNY Action. For additional information regarding this litigation, see Item 3. “Legal Proceedings” contained in this Form 10-K.

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

The 2019 Notes are unsecured debt and are not redeemable by us prior to the maturity date. Holders of the 2019 Notes may require us to purchase all or any portion of their 2019 Notes at 100% of their principal amount, plus any unpaid interest, upon a fundamental change, which is generally defined to include a merger, liquidation or dissolution involving us or our common stock ceasing to be listed or quoted on the New York Stock Exchange or Nasdaq.

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

As Internet commerce continues to evolve, increasing regulation by federal, state, local and foreign governments become more likely. For example, we believe increased regulation is likely in the area of data privacy. Further, laws and regulations applying to the solicitation, collection, processing or use of personal or consumer information could affect our customers’ ability to use and share data, potentially reducing demand for our products and services. In addition, taxation of products and services provided over the Internet or other charges imposed by government agencies or by private organizations for accessing the Internet may also be imposed. Any regulation imposing greater fees for Internet use or restricting the exchange of information over the Internet could result in reduced growth or a decline in the use of the Internet and could diminish the viability of our Internet-based services, which could harm our business and operating results.

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

Our top five customers accounted for 69% for the year ended December 31, 2018 compared to 72% for the year ended December 31, 2017. Of these customers, Verizon accounted for more than 10% of our revenues in 2018. There are inherent risks whenever a large percentage of total revenues are concentrated with a limited number of customers.

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

We offer certain of our products and services primarily through fixed or variable commitment contracts and recognize revenue ratably over the related service period, which typically ranges from twelve to twenty-four months. As a result, some portion of the revenue we report in each quarter is revenue from contracts entered into during prior periods. Consequently, a decline in signed contracts in any quarter will not be fully and immediately reflected in revenue for that quarter but may instead negatively affect our revenue in future quarters. In addition, we may be unable to adjust our cost structure to offset this reduced revenue. Similarly, revenue attributable to an increase in contracts signed in a particular quarter will not be fully and immediately recognized, as revenue from new or renewed contracts is recognized ratably over the applicable service period. Because we incur certain sales costs at the time of sale, we may not recognize revenues from some customers despite incurring considerable expense related to our sales processes. Timing differences of this nature could cause our margins and profitability to fluctuate significantly from quarter to quarter.

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

We have implemented a number of security measures designed to ensure the security of our information, IT resources and other assets. Nonetheless, unauthorized users could gain access to our systems through cyber-attacks and steal, use without authorization and sabotage our intellectual property and confidential data. Any security breach, misuse of our IT systems or theft of our or our customers’ intellectual property or data could lead to customer losses, non-renewal of customer agreements, loss of production, recovery costs or litigation brought by customers or business partners, any of which could adversely impact our cash flows and reputation and could have an adverse impact on our disclosure controls and procedures.

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

Synchronoss processes personal data of individuals in connection with offering our solutions to customers and their end users in the European Union (“EU”) and we also process personal data about our and our affiliates’ employees in the EU.

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

We have undertaken efforts to conform transfers of Personal Data from the EEA based on current regulatory obligations, the guidance of data protection authorities and evolving best practices. Despite these efforts, including due to ongoing legal challenges to the EU’s standard contractual clauses there is a possible risk regarding data transfer mechanisms that are available to us.

Effective as of May 25, 2018, the Directive (and member states' implementations thereof) was replaced by the requirements of Regulation (EU) 2016/679, the GDPR. The GDPR re-defines what information is considered to be Personal Data and applies to any company established in the EU, as well as companies outside the EU that collect and use Personal Data in connection with offering goods or services to individuals in the EU or that monitor the behavior or EU residents (for example, through monitoring of online activities). The GDPR increases data protection obligations for data controllers and provides for direct obligations for data processors. The GDPR imposes specific and expanded disclosure obligations about how we may use Personal Data; limitations on how much information we can collect and for how long it can be retained; expanded contract requirements with our processors and sub-processors, as applicable, even for existing relationships; requirements regarding our accountability and transparency related to Personal Data; increased Data Subject rights, and mandatory data breach notification requirements. Given the breadth and depth of changes in these data protection and privacy obligations, our preparations to meet the GDPR's requirements required a significant expenditure of time and resources, including reviewing the technologies, systems and procedures that we currently use against the GDPR's requirements. Our preparations include updating, as applicable: updating our Privacy Notices and Cookie Policy; updating our Data Protection Policy and Security Policy; providing data privacy training to all employees; and negotiating data protection agreements with our applicable customers and suppliers. We have worked with a third party to assist us in undertaking a data protection review, and implementing any remedial changes designed to ensure GDPR compliance.

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

Separate from the GDPR, there are other EU laws and regulations (and member states' implementations thereof) that apply to the protection of consumers and electronic communications and that are also evolving, which may apply to our businesses. For instance, the current European laws that cover the use of cookies and similar technology and marketing online or by electronic means are under reform. A draft of the new ePrivacy Regulation extends the strict opt-in marketing rules (with limited exceptions for business-to-business communications), alters rules on third-party cookies, web beacons and similar technology and significantly increases penalties. In addition, the State of California has recently introduced the Californian Consumer Privacy Act 2018 which comes into effect on the 1st January 2020. We cannot yet determine the impact such future laws, regulations and standards may have on our business. Such laws and regulations are often subject to differing interpretations and may be inconsistent among jurisdictions.

We may incur substantial expense in attempting to comply with the new data privacy obligations described above and we may be required to make significant changes in our business operations and product and services development, all of which may adversely affect our revenues and our business.

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

We and our customers are at risk of enforcement actions taken by certain EU data protection authorities for any breaches of applicable data protection legislation. We may find it necessary to establish additional or different physical, technical or administrative procedures or systems to maintain Personal Data originating from the EU in the EEA, which may involve substantial expense and may cause us to need to divert resources from other aspects of our business, all of which may adversely affect our business. As a result, we may be required to make significant changes in our business operations, all of which may adversely affect our revenues and our business overall.

Compromises to our privacy safeguards or disclosure of confidential information could impact our reputation.

Names, addresses, telephone numbers, credit card data and other personal identification information, (“PII”) are collected, processed and stored in our systems. Our treatment of this kind of information is subject to contractual restrictions and federal, state and foreign data privacy laws and regulations. We have implemented technical and organizational steps designed to protect against unauthorized access to such information and comply with these laws and regulations. Because of the inherent risks and complexities involved in protecting this information, the steps we have taken to protect PII may not be sufficient to prevent the misappropriation or improper disclosure of such PII. If misappropriation or disclosure of PII were to occur, our business could be harmed through reputational injury, litigation and possible damages claimed by the affected end customers, including in some cases costs related to customer notification and fraud monitoring, or potential fines from regulatory authorities. We may need to incur significant costs or modify our business practices and/or our services in order to comply with these data privacy and protection laws and regulations in the future. Even the mere perception of a security breach or inadvertent disclosure of PII could adversely affect our business and results of operations. In addition, third party vendors that we engage to perform services for us may unintentionally release PII or otherwise fail to comply with applicable laws and regulations. Our insurance may not cover potential claims of this type or may not be adequate to cover all costs incurred in defense of potential claims or to indemnify us for all liability that may be imposed. Concerns about the security of online transactions and the privacy of PII could deter consumers from transacting business with us on the Internet. The occurrence of any of these events could have an adverse effect on our business, financial position, and results of operations.

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

In addition, we have service level agreements with many of our customers under which we guarantee specified levels of service availability. These arrangements involve the risk that we may not have adequately estimated the level of service we will in fact be able to provide. The importance of high-quality customer support will increase as we expand our business and pursue new enterprise customers. If we fail to meet our service level obligations under these agreements, we would be subject to penalties, which could result in higher than expected costs, decreased revenues and decreased operating margins. We could also lose customers.

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

Entering into joint ventures and alliances entails risks, including difficulties in developing and expanding the business of a newly formed joint venture, funding capital calls for the joint venture, exercising influence over the management and activities of joint venture, quality control concerns regarding joint venture products and services and potential conflicts of interest with the joint venture and our joint venture partner. We cannot guarantee that the joint venture operations will be successful. Any inability to meet our obligations as a joint venture partner under the joint ventures could result in penalties and reduced percentage interest in the joint venture for our company. Also, we could be disadvantaged in the event of disputes and controversies with a joint venture partner, since one of our joint venture partners is a relatively significant customer of our products and services and future product and services of the joint venture.

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

We conduct significant sales and customer support operations in countries around the world. As such, our growth depends in part on our increasing sales into emerging countries. We also depend on non-U.S. operations of our contract manufacturers, component suppliers and distribution partners. Emerging countries in the aggregate experienced a decline in orders during fiscal 2018 and certain prior periods. We continue to assess the sustainability of any improvements in these countries and there can be no assurance that our investments in these countries will be successful. Our future results could be materially adversely affected by a variety of political, economic or other factors relating to our operations inside and outside the United States, including impacts from global central bank monetary policy; issues related to the political relationship between the United States and other countries that can affect the willingness of customers in those countries to purchase products from companies headquartered in the United States; and the challenging and inconsistent global macroeconomic environment, any or all of which could have a material adverse effect on our operating results and financial condition, including, among others, the following:

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

•	Political considerations that affect service provider and government spending patterns;

•	Health or similar issues, such as a pandemic or epidemic;

•	Difficulties in staffing and managing international operations; or

•	Adverse tax consequences, including imposition of withholding or other taxes on our global operations.

Our expansion into additional international markets may be subject to uncertainties that could increase our costs to comply with regulatory requirements in foreign jurisdictions, disrupt our operations and require increased focus from our management.

Our growth strategy includes the growth of our operations in foreign jurisdictions. International operations and business expansion plans are subject to numerous additional risks, including economic and political risks in foreign jurisdictions in which we operate or seek to operate, potential additional costs due to localization and other geographic specific costs, difficulty in enforcing contracts and collecting receivables through some foreign legal and financial systems, unexpected changes in legal and regulatory requirements, differing technology standards and pace of adoption, fluctuations in currency exchange rates, varying regional and geopolitical business conditions and demands. The difficulties associated with managing a large organization spread throughout various countries and potential tax issues, including restrictions on repatriating earnings and multiple conflicting, changing and complex tax laws and regulations, and the differences in foreign laws and regulations, including foreign tax, data privacy requirements, anti-competition, intellectual property, labor, contract, trade and other laws. Additionally, compliance with international and U.S. laws and regulations that apply to our international operations may increase our cost of doing business in foreign jurisdictions. Violation of these laws and regulations could result in fines, criminal sanctions against us, our officers or our employees, or prohibitions on the conduct of our business. As we continue to expand our business globally, our success will depend, in large part, on our ability to anticipate and effectively manage these and other risks associated with our international operations. However, any of these factors could adversely affect our international operations and, consequently, our operating results.

Fluctuations in foreign currency exchange rates could result in foreign currency transaction losses, which could harm our operating results and financial condition.

We consider the US dollar to be our functional currency. However, given our international operations we currently have, and expect to have in the future, revenue and expenses and related assets and liabilities denominated in foreign currencies. Foreign currency transaction exposure results primarily from transactions with customers or vendors denominated in currencies other than the functional currency of the entity in which we record the transaction. Any fluctuation in the exchange rate of these foreign currencies may positively or negatively affect our business, financial condition and operating results.

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

On February 15, 2018, in accordance with the terms of that certain Securities Purchase Agreement dated as of October 17, 2017 with Silver Private Holdings I, LLC (“Silver”), an affiliate of Siris Capital Group, LLC (“Siris”), we issued to Silver 185,000 shares of our newly issued Series A Convertible Participating Perpetual Preferred Stock (the “Series A Preferred Stock”), par value $0.0001 per share, with an initial liquidation preference of $1,000 per share, in exchange for $97.7 million in cash and the transfer from Silver to us of 5,994,667 shares of our common stock held by Silver. In connection with the issuance of the Series A Preferred Stock, we filed a Certificate of Designations with the State of Delaware setting forth the rights, preferences, privileges, qualifications, restrictions and limitations on the Series A Preferred Stock (the “Series A Certificate”). The holders of a majority of the Series A Preferred Stock, voting separately as a class, are entitled at each of our annual meetings of stockholders or at any special meeting called for the purpose of electing directors (or by written consent signed by the holders of a majority of the then-outstanding shares of Series A Preferred Stock in lieu of such a meeting): (i) to nominate and elect two members of our Board of Directors for so long as the Preferred Percentage (as defined in the Series A Certificate) is equal to or greater than 10%; and (ii) to nominate and elect one member of our Board of Directors for so long as the Preferred Percentage is equal to or greater than 5% but less than 10%.

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

Our management and other personnel will continue to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costlier. For example, we expect these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantial costs to maintain the same or similar coverage. These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In connection with the restatement of certain of our financial statements, our management identified material weaknesses in our internal control over financial reporting, as described more fully in Item 9A “Controls and Procedures” in this Form 10-K. We are continuing to remediate our disclosure controls and other procedures and taken other remedial actions that are designed to ensure that the information that we are required to disclose in the reports that we will file with the Securities and Exchange Commission is properly recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. We are also continuing to improve our internal control over financial reporting, as described more fully in Item 9A “Controls and Procedures” in this Form 10-K. We have expended, and anticipate that we will continue to expend, significant resources in order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting. Further, Section 404 of Sarbanes-Oxley requires that we include in our annual report our assessment of the effectiveness of our internal control over financial reporting and our audited financial statements as of the end of each fiscal year, which is included in Item 9A “Controls and Procedures” in this Form 10-K. Our continued compliance with Section 404 will require that we continue to incur substantial expense and expend significant management time on compliance related issues.

As described in Item 9A “Controls and Procedures” in this Form 10-K, we determined that we did not maintain effective internal control over financial reporting as of December 31, 2018 due to the existence of material weaknesses. Further, additional material weaknesses in our disclosure controls or our internal control over financial reporting may be discovered in the future. Any failure to develop, remediate or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting could also adversely affect the results of management reports and independent registered public accounting firm audits of our internal control over financial reporting that we will be required to include in our periodic reports that will be filed with the SEC. If we were to have ineffective disclosure controls and procedures or internal control over financial reporting, our investors could lose confidence in our reported financial and other information, which would likely have a negative effect on the market price of our common stock and may cause us to lose public confidence in our financial reporting. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to timely meet our regulatory reporting obligations.

Changes in, or interpretations of, accounting principles could result in unfavorable accounting charges.

We prepare our consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”). These principles are subject to interpretation by the SEC and various bodies formed to interpret and create appropriate accounting principles. A change in these principles, or their interpretation, could have a significant effect on our reported results and may even retroactively affect previously reported results. Our accounting principles that recently have been or may be affected by changes in accounting principles are: (i) revenue recognition guidance; (ii) accounting for stock-based compensation; (iii) accounting for income taxes; (iv) accounting for business combinations and goodwill; and (v) accounting for foreign currency translation.

Changes in, or interpretations of, tax rules and regulations, could adversely affect our effective tax rates.

On December 22, 2017, President Trump signed into law the tax legislation commonly known as the "Tax Cuts and Jobs Act" (the “TCJA”) that significantly changes the U.S. Internal Revenue Code of 1986, as amended. During 2018, the U.S. Department of Treasury and Internal Revenue Service issued several complex proposed and final regulations, and related guidance, regarding provisions of the Tax Act.  However, several aspects of the legislation remain unclear and subject to interpretation.  While our current tax accounting is complete based on legislative updates relating to the U.S. TCJA, further interpretive guidance of the

U.S TCJA's provisions could result in further adjustments that could have an impact on our future results of operations, cash flows or financial positions. Furthermore, states continue to issue guidance and enact legislation in response to the Tax Act, all of which could have an impact on our income tax expense, assets and liabilities.

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

The restatement of our previously issued financial results could result in adverse determinations in litigation and could result in private litigation judgments that could have a material adverse impact on our results of operations and financial condition.

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

We did not file our Form 10-K for the year ended December 31, 2017 or our Quarterly Report on Form 10-Q for the quarterly periods ended March 31, 2017, June 30, 2017, September 30, 2017 or March 31, 2018 within the timeframes required by the SEC. As a result of our late filings, we may be limited in our ability to access the public markets to raise debt or equity capital, which could prevent us from pursuing transactions or implementing business strategies that we believe would be beneficial to our business. We are ineligible to use shorter and less costly filings, such as Form S-3, or Form S-8, to register our securities for sale for a period of 12 months following the month in which we regain compliance with our SEC reporting obligations. We may be able to use Form S-1 to register a sale of our stock to raise capital or complete acquisitions but doing so would likely increase transaction costs and adversely impact our ability to raise capital or complete acquisitions of other companies in a timely manner.

Other than payment of dividends on our Series A Preferred Stock, we have never paid dividends on our capital stock and we do not anticipate paying any dividends in the foreseeable future. Consequently, any gains from an investment in our common stock will likely depend on whether the price of our common stock increases.

Other than the payment of dividends, either in-kind or in cash, on our Series A Preferred Stock in accordance with the Series A Certificate, we have not paid dividends on any of our classes of capital stock and we currently intend to retain our future earnings, if any, to fund the development and growth of our business, other than the payment of any dividends on our Series A Preferred Stock in accordance with the Series A Certificate. In addition, the terms of any future indebtedness that we may incur could preclude us from paying dividends. As a result, capital appreciation, if any, of our common stock will be a shareholder’s sole source of gain for the foreseeable future. Consequently, in the foreseeable future, a shareholder will likely only experience a gain from an investment in our common stock if the price of our common stock increases.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS
None.

ITEM 2.  PROPERTIES

We lease approximately 120,000 square feet of office space for our corporate headquarters in Bridgewater, New Jersey. We also lease approximately 38,000 square feet of office space in Phoenix, Arizona and 100,000 square foot facility in Bangalore, India. In addition to the above office space, we lease offices in certain countries including Australia, France, Ireland, England, and Japan and in various states in the United States including California, Arizona, Colorado, Pennsylvania, Texas and Virginia. Lease terms for our locations expire in the years between 2019 and 2029. We believe that the facilities we now lease are sufficient to meet our needs through at least the next twelve months. However, we may require additional office space after that time or if our current business plans change.

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

On May 1, 2017, May 2, 2017, June 8, 2017 and June 14, 2017, four putative class actions were filed against the Company and certain of its officers and directors in the United States District Court for the District of New Jersey (the “Securities Law Action”). After these cases were consolidated, the court appointed as lead plaintiff Employees’ Retirement System of the State of Hawaii, which filed, on November 20, 2017, a consolidated amended complaint purportedly on behalf of purchasers of the Company’s common stock between February 3, 2016 and June 13, 2017. On February 2, 2018, the defendants moved to dismiss the consolidated amended complaint in its entirety, with prejudice. Before that motion was decided, on August 24, 2018, lead plaintiff filed a second consolidated amended complaint purportedly on behalf of purchasers of our common stock between October 28, 2014 and June 13, 2017. The second consolidated amended complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and it alleges, among other things, that the defendants made false and misleading statements of material information concerning the Company’s financial results, business operations, and prospects. Defendants’ motion to dismiss the second consolidated amended complaint is pending before the Court. The plaintiff seeks unspecified damages, fees, interest, and costs. The Company believes that the asserted claims lack merit, and the Company intends to defend against all of the claims vigorously. Due to the inherent uncertainties of litigation, the Company cannot predict the outcome of the actions at this time and can give no assurance that the asserted claims will not have a material adverse effect on the financial position or results of operations of the Company.

On September 15, 2017, October 24, 2017, October 27, 2017 and October 30, 2017, Synchronoss shareholders filed derivative lawsuits against certain of the Company’s officers and directors and the Company (as nominal defendant) in the United States District Court for the District of New Jersey (the “Derivative Suits”). On May 24, 2018, the Court consolidated the Derivative Suits and appointed Lisa LeBoeuf as lead plaintiff. The lead plaintiff designated as the Operative Complaint the complaint she previously had filed on October 27, 2017, which alleges claims related to breaches of fiduciary duties and unjust enrichment. The Operative Complaint’s allegations relate to substantially the same facts as those underlying the Securities Law Action described above. Plaintiff seeks unspecified damages and for the Company to take steps to improve its corporate governance and internal procedures. Defendants’ motion to dismiss the Operative Complaint is pending before the Court. On March 7, 2019, Synchronoss shareholders, Beth Daniel and Juan Solis, filed a separate derivative lawsuit against certain of the Company’s officers and directors and the Company (as nominal defendant) in the Court of Chancery of the State of Delaware, asserting substantially the same allegations as those underlying the Derivative Suits and the Securities Law Action described above. The Company believes that the asserted claims lack merit, and the Company intends to defend against all of the claims vigorously. Due to the inherent uncertainties of litigation, the Company cannot predict the outcome of the Derivative Suits at this time, and the Company can give no assurance that the asserted claims will not have a material adverse effect on the Company’s financial position or results of operations.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

As of December 31, 2018, our common stock was traded and listed on the Nasdaq Global Select Market under the symbol “SNCR.” The following table sets forth, for each period during the past two years, the high and low sale prices.

	Common Stock
	2018		2017
	High	Low	High	Low
First Quarter	$11.24	$6.51	$40.28	$23.59
Second Quarter	$12.12	$5.70	$24.92	$10.11
Third Quarter	$7.25	$3.90	$17.09	$8.71
Fourth Quarter	$7.00	$5.31	$15.69	$8.48
On May 11, 2018, the Company received a notification letter from Nasdaq indicating that trading in the Company’s common stock was suspended effective at the open of business on May 14, 2018. The Panel also determined to delist the Company’s shares from Nasdaq after applicable appeal periods have lapsed. The Company appealed the decision to the Nasdaq Listing and Hearing Review Council and the common stock continued to be traded on the Over-The-Counter market. On September 26, 2018, the Company received notice that the Nasdaq Listing Qualifications Staff (the “Staff”) approved the listing of its common stock on The Nasdaq Stock Market (“Nasdaq”) and trading of the Company’s common stock resumed trading under the symbol “SNCR”.

As of December 31, 2018, there were approximately 53 named holders of record of our common stock as according to our transfer agent. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by banks, brokers and other nominees. On December 31, 2018, the last reported sale price of our common stock as reported on the Nasdaq Global Select Market was $6.14 per share.

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

Preferred Stock

On February 15, 2018, the Company issued to Silver 185,000 shares of our newly issued Series A Preferred Stock, par value $0.0001 per share. Under the Series A Certificate, the holders of the Series A Preferred Stock are entitled to receive, on each share of Series A Preferred Stock on a quarterly basis, an amount equal to the dividend rate of 14.5% divided by four and multiplied by the then-applicable Liquidation Preference (as defined in the Series A Certificate) per share of Series A Preferred Stock (collectively, the “Preferred Dividends”). The Preferred Dividends are due on January 1, April 1, July 1 and October 1 of each year (each, a “Series A Dividend Payment Date”). The Company may choose to pay the Preferred Dividends in cash or in additional shares of Series A Preferred Stock. In the event we do not declare and pay a dividend in-kind or in cash on any Series A Dividend Payment Date, the unpaid amount of the Preferred Dividend will be added to the Liquidation Preference.

The Company declared and paid the following Preferred Dividends during fiscal year 2018:
•Second Quarter - 3,353 shares of preferred dividends in the form of shares of Series A Preferred Stock
•Third Quarter - 6,828 shares of preferred dividends in the form of shares of Series A Preferred Stock
•Fourth Quarter - $7.1 million cash dividend

As of December 31, 2018, there were 195,181 shares of Series A Preferred Stock outstanding, including the initial issuance of 185,000 shares of Series A Preferred Stock and the issuance of 10,181 shares of Series A Preferred Stock as Preferred Dividends.

There were no shares of preferred stock outstanding as of December 31, 2017.

Stock Performance Graph

The graph set forth below compares the cumulative total stockholder return on our common stock between December 31, 2013 and December 31, 2018, with the cumulative total return of (i) the Nasdaq Computer Index and (ii) the Nasdaq Composite Index, over the same period. This graph assumes the investment of $100 on December 31, 2013 in our common stock, the Nasdaq Computer Index and the Nasdaq Composite Index, and assumes the reinvestment of dividends, if any. The graph assumes the initial value of our common stock on December 31, 2013 was the closing sales price of $31.07 per share.

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

	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18
Synchronoss Technologies, Inc.	100	135	113	123	29	20
Nasdaq Composite Index	100	113	120	129	165	159
Nasdaq Computer Index	100	120	127	143	198	191

Issuer Purchases of Equity Securities

On February 15, 2018, in connection with execution of the Share Purchase Agreement, the Company received 6.0 million shares of Synchronoss common stock, which have been recorded as Treasury shares as of December 31, 2018.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with our consolidated financial statements and related notes and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial data included elsewhere in this Form 10‑K. The selected statements of operations and the selected balance sheet data are derived from our consolidated audited financial statements for all periods except 2014.

	Year Ended December 31,
	2018	2017	2016	2015	2014
					(Unaudited)
	(In thousands, except per share data)
Statements of Operations Data:
Net revenues	$325,839	$402,361	$426,294	$372,561	$233,416
Loss from continuing operations	(164,276)	(129,602)	(122,604)	(37,113)	(81,450)
Net loss from continuing operations	(245,280)	(194,224)	(93,869)	(37,782)	(80,557)
Net loss attributable to noncontrolling interests	(8,837)	(9,291)	(15,203)	(628)	—
Net loss from continuing operations attributable to Synchronoss	(262,036)	(184,933)	(78,666)	(37,154)	(80,557)
Basic:
Continuing operations*	$(6.51)	$(4.14)	$(1.81)	$(0.88)	$(1.99)
Diluted:
Continuing operations*	$(6.51)	$(4.14)	$(1.81)	$(0.88)	$(1.99)
Weighted average common shares outstanding:
Basic	40,277	44,669	43,551	42,284	40,418
Diluted	40,277	44,669	43,551	42,284	40,418
________________________________

*	Excludes Net loss attributable to redeemable noncontrolling interests and Preferred stock dividend

	As of December 31,
	2018	2017	2016	2015	2014
					(Unaudited)

	(In thousands)
Balance Sheet Data:
Cash, cash equivalents, restricted cash and marketable securities	$144,748	$249,236	$226,913	$233,864	$290,377
Working capital	50,690	178,493	186,488	265,975	287,938
Total assets	703,255	965,411	1,054,351	931,562	836,865
Contingent consideration obligation - long term	—	—	—	930	—
Lease financing obligation - long-term	9,494	11,183	12,450	13,391	9,579
Long-term convertible debt, net of debt issuance costs	—	227,704	226,291	224,878	223,465
Redeemable noncontrolling interest	12,500	25,280	25,280	25,280	—
Total stockholders’ equity	188,909	463,587	529,797	505,323	463,464

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. The MD&A should be read in conjunction with the Financial Statements and Notes to the consolidated financial statements.

Revenues

We generate a majority of our revenues on a per transaction or subscription basis, which is derived from contracts that extend up to 60 months from execution.

During the year ended December 31, 2018, the Company made significant changes in its accounting policies over revenue recognition, to align with the adoption of ASU 2014-09, “Revenue from Contracts with Customers,” (“Topic 606”). These updates are described in Note 2. Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements, in Part II, Item 8 of this Form 10-K.
.
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

Most of our revenues are recorded in U.S. dollars but as we continue to expand our footprint with international carriers, we will become subject to currency translation that could affect our future net sales as reported in U.S. dollars.

Our top five customers accounted for 69%, 73% and 74% of net revenues for the years ended December 31, 2018, 2017 and 2016, respectively. Contracts with these customers typically run for three to five years. Of these customers, Verizon accounted for more than 10% of our revenues in 2018. The loss of Verizon as a customer would have a material negative impact on our company. However, we believe that the costs incurred and subscriber disruption by Verizon to replace Synchronoss’ solutions would be substantial.

Key Developments

Honeybee Acquisition

In May 2018, the Company completed the acquisition of the honeybee software business (“honeybee”), a provider of digital solutions targeted at optimizing the customer experience from Dixons Carphone plc which offers a digital transformation platform that makes it easier for companies to design and launch omni-channel customer journeys. Consideration paid by the Company consisted of approximately $9.7 million in cash and deferred consideration $8.7 million to be paid over the next three years. As of December 31, 2018, the balance sheet reflected intangible assets, other long term receivables and net working capital in the amount of $8.1 million, $8.7 million and $1.6 million, respectively. Customers of the honeybee platform, such as mobile operators and other communication service providers, can rapidly create and adapt digital sales processes for contact centers, retail stores, and online channels. This helps reduce complexity for the end-user as well as internal employees, while delivering a single customer experience at all touch-points and improved business outcomes such as reduced cost and increased revenue. The acquisition did not have a material impact on the Company’s Consolidated Statements of Operations for the year ended December 31, 2018.

Intralinks Acquisition and Divestiture

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

In September of 2018, Impala agreed to sell Intralinks. Per the terms of the Share Purchase Agreement, this event triggered the above $25.0 million payment from Impala to the Company, which was received in November 2018 and recorded in Net income from discontinued operations, net of taxes in the Consolidated Statement of Operations.

For further details, see Note 3. Acquisitions and Divestitures of the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

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

For further details, see Note 3. Acquisitions and Divestitures of the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

Discussion of the Consolidated Statements of Operations

The following table presents an overview of our results of operations for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	Twelve Months Ended December 31,			2018 vs 2017	2017 vs 2016
	2018	2017	2016	$ Change	$ Change
Net revenues	$325,839	$402,361	$426,294	$(76,522)	$(23,933)
Cost of revenues*	158,802	181,453	194,684	(22,651)	(13,231)
Research and development	79,172	90,850	114,493	(11,678)	(23,643)
Selling, general and administrative	122,112	154,037	126,228	(31,925)	27,809
Net change in contingent consideration obligation	—	—	1,194	—	(1,194)
Restructuring charges	12,375	10,739	6,333	1,636	4,406
Depreciation and amortization	117,654	94,884	105,966	22,770	(11,082)
Total costs and expenses	490,115	531,963	548,898	(41,848)	(16,935)
Loss from continuing operations	$(164,276)	$(129,602)	$(122,604)	$(34,674)	$(6,998)
________________________________

*	Cost of revenues excludes depreciation and amortization which are shown separately.

As a result of the adoption of Topic 606, revenues increased $29.4 million for the year ended December 31, 2018. The change was comprised of an increase in Cloud revenues of $6.0 million, an increase in Digital Transformation revenue of $20.9 million and an increase in Messaging revenue of $2.5 million. These impacts are reflected in the discussion below.

Net revenues decreased $76.5 million to $325.8 million for the year ended December 31, 2018, compared to the same period in 2017. The overall change is due to:

•	a $68.7 million decrease in Cloud revenues due to:

◦	a change in the business model from a freemium pricing model to an active premium pricing model, resulting in a $63.7 million decrease;

◦	a $11.0 million reduction from a decline in business volume related to decisions to sunset certain non-strategic cloud customers; and

◦	a $6.0 million increase as a result of the adoption of Topic 606.

•	a $17.7 million decrease in Digital Transformation revenues due to:

◦	a decrease in transaction revenue of $9.3 million resulting from a decline in business volume of $8.3 million and the divestiture of the SpeechCycle business of $1.0 million;

◦	a decrease in subscription revenue of $20.3 million resulting from a decline in business volume;

◦	a decrease in professional services revenue of $6.0 million;

◦	a decrease in license revenue of $3.0 million; and

◦	a $20.9 increase as a result of the adoption of Topic 606.

•
an increase in Messaging revenue of $9.9 million primarily due to the delivery of an advanced messaging solution to a customer in the Japanese market, an uptick in business volume in our core messaging business and the adoption of Topic 606.

Net revenues decreased $23.9 million to $402.4 million for the year ended December 31, 2017, compared to the same period in 2016. This was due to:

•	a $38.5 million decrease in Cloud revenues due to:

◦	a reduction in professional fees from one of our largest cloud customers that was preparing to reposition their cloud business to focus more on its premium subscriber base;

◦	a proactive decision we made to sunset a platform previously acquired which was being used by a number of smaller customers; and

◦	the decision by a larger international customer to in-source their cloud offering onto an internally built solution;

•	a $1.6 million increase in Digital Transformation revenues due to:

◦	an increase in digital activation and professional services revenue, partially offset by the divestiture of the SpeechCycle business

•	a $13.0 million increase in Messaging revenue due to new sales in the Japanese market

Cost of revenues decreased $22.7 million to $158.8 million for the year ended December 31, 2018, compared to the same period in 2017. The 2018 decrease was primarily due to cost savings initiatives implemented in 2017 and 2018. These initiatives resulted in a $16.8 million decrease in the use of outside consultants and a $14.9 million reduction in telecommunication and facility costs driven primarily by lower hosting fees, partially offset by an increase in stock-based compensation for new employees in 2018 and increased operating costs related to the honeybee acquisition.

Cost of revenues decreased $13.2 million to $181.5 million for the year ended December 31, 2017 compared to the same period in 2016. The aforementioned cost saving initiatives that began in 2017 also had a favorable impact on 2017 costs reducing customer related hosting fees and telecommunications costs and personnel related costs by $11.2 million and $7.5 million respectively. These cost reductions were partially offset by an increase of $6.2 million due to higher use of outside consultants in 2017.

Research and development expense decreased $11.7 million to $79.2 million for the year ended December 31, 2018, compared to the same period in 2017. The decrease in 2018 is primarily due to the realization of our strategic efforts that began in 2016 to reduce costs and refocus our resources on key strategic priorities resulting in the following: (i) $3.5 million in decreased outside consulting fees and (ii) $7.8 million in decreased personnel related costs including stock-based compensation expense.

Research and development expense decreased $23.6 million to $90.9 million for the year ended December 31, 2017, compared to the same period in 2016. The decrease in 2017 was driven primarily by a reduction of $12.0 million in outside consulting fees, a $9.7 million reduction of personnel and related costs and a $2.9 million reduction in stock-based compensation through cost cutting efforts employed in outsourced research and development and through restructuring initiatives implemented in December 2016 and early 2017.

Selling, general and administrative expense decreased $31.9 million to $122.1 million for the year ended December 31, 2018, compared to the same period in 2017. The 2018 decrease was primarily due to $11.7 million in decreased merger and acquisition costs related to Intralinks in the prior year period as well a $21.0 million net reduction in professional services and outside consulting fees, slightly offset by increased stock-based compensation expense for awards granted in 2017.

Selling, general and administrative expense increased $27.8 million to $154.0 million for the year ended December 31, 2017, compared to the same period in 2016. The 2017 increase was primarily due to $38.8 million increased professional fees related to our financial restatement process and acquisition costs, partially offset by decreases of $6.1 million in stock-based compensation and $5.4 million in personnel related costs.

Restructuring charges were $12.4 million, $10.7 million and $6.3 million for the years ended December 31, 2018, 2017 and 2016, respectively, which primarily related to employment termination costs as a result of the work-force reduction and facility consolidation plans initiated in connection with acquisition and divestiture activities. We commenced separate plans designed to reduce operating costs and align our resources with our key strategic priorities. Material cash outlays for restructuring occur in the quarter in which the plan is initiated or in the subsequent quarter.

Depreciation and amortization expense increased $22.8 million to $117.7 million for the year ended December 31, 2018, compared to the same period in 2017. The 2018 increase was primarily attributable to our decision to sunset certain product offerings related to the Company’s consolidated joint venture Zentry, LLC (“Zentry”) that resulted in (i) $11.0 million write down of the intangible assets and (ii) $9.1 million write down of goodwill. The remaining increase was primarily attributable to the expiration of amortizable acquired assets, offset by the increased amortization of capitalized software.

Depreciation and amortization decreased $11.1 million to $106.0 million for the year ended December 31, 2017, compared to the same period in 2016. The 2017 decrease was primarily driven by approximately $11.1 million of asset impairment realized in 2016 related to our investments in SNCR, LLC including our Synchronoss Workspace platform.

Interest income decreased $4.7 million to $7.8 million for the year ended December 31, 2018, compared to the same period in 2017. The 2018 decrease was primarily due to lower interest earned on a paid-in-kind purchase money note (the “PIK Note”) issued to the Company by Sequential Technology Holdings LLC balance compared to the respective prior year period. The company began deferring interest income effective July 1, 2018 related to PIK Note.

Interest income increased $10.6 million to $12.5 million for year ended December 31, 2017, compared to the same period in 2016. The 2017 increase was primarily due to interest earned on higher balances of related party PIK note extended in connection with the sale of our BPO business.

Interest expense decreased $50.9 million to $4.9 million for the year ended December 31, 2018, compared to the same period in 2017. The 2018 decrease was primarily due to a decrease in our borrowings outstanding in 2018 after the termination of our $900 million senior secured term loan (the “2017 Term Facility”) in the fourth quarter of 2017.

Interest expense increased $48.4 million to $55.8 million for the year ended December 31, 2017, compared to the same period in 2016. The 2017 increase was primarily due to incremental interest related to the 2017 Credit Agreement and waiver fees and subsequent default interest paid due to our delayed filings during 2017.

Other expense increased $57.2 million to $74.9 million for the year ended December 31, 2018, compared to the same period in 2017. The 2018 increase was primarily due to the $84.3 million write down of the PIK note, partially offset by other net income of $4.5 million in legal settlements and $3.8 million from the remeasurement of a mandatorily redeemable financial instrument, which expired in the first quarter.

Other income (expense), net changed $18.7 million to a net other expense of $17.7 million for the year ended December 31, 2017, compared to a net other income of $1.0 million in the same period in 2016. The decrease was due primarily to a $14.6 million impairment of our PIK note receivable from Sequential Technology International LLC, a $4.4 million loss on the change in fair value on our financial instruments and increased net losses from foreign currency exchange rate fluctuations, partially offset by a $4.9 million gain recognized on the sale of our SpeechCycle business in 2017.

Equity method investment income (loss) changed $19.5 million to a loss of $28.6 million for the year ended December 31, 2018, compared to a loss of $9.1 million for the same period in 2017. All equity method investment income (loss) are the result of our 30% equity interest in STIN and vary based on the financial results of the investment company during the respective reporting period. In 2018, the Company determined that its investment in STIN was other-than-temporarily impaired due to the deteriorating financial position of the investee. As a result, the Company recorded a non-cash, other-than-temporary impairment of $22.9 million. The remaining change in Equity method investment (losses) for 2018 and 2017 is attributable to our earnings (losses) pickup related to our investment in STIN.

Income tax. The Company recognized approximately $17.9 million and $34.9 million in related income tax benefit during the year ended December 31, 2018 and 2017, respectively. The effective tax rate was approximately 6.8% for the year ended December 31, 2018, which was lower than the U.S. federal statutory rate primarily due to the full valuation allowance recorded in the fourth quarter of 2017 and the tax benefits recorded discretely in the third quarter of 2018 from the expiration of the statute of limitations for uncertain tax positions and the reversal of a deferred tax liability related to a change in foreign tax residency. The Company’s effective tax rate was approximately 15.2% for the year ended December 31, 2017, which was lower than the U.S. federal statutory rate primarily due to the impact of losses in foreign jurisdictions which have lower tax rates than the U.S.

Liquidity and Capital Resources

As of December 31, 2018, our principal sources of liquidity have been cash provided by operations and proceeds from divestitures. Our cash, cash equivalents, marketable securities and restricted cash balance was $144.7 million at December 31, 2018. We anticipate that our principal uses of cash in the future will be to fund the expansion of our business through both organic growth and acquisition activities and the expansion of our customer base as well as the repayment of our Convertible Senior Notes due in August 2019. Uses of cash will also include facility and technology expansion, significant integration and restructuring activities, capital expenditures, and working capital.

At December 31, 2018, our non-U.S. subsidiaries held approximately $26.4 million of cash and cash equivalents that are available for use by all of our operations around the world. At this time, we believe the funds held by all non-U.S. subsidiaries will be permanently reinvested outside of the U.S. However, if these funds were repatriated to the U.S. or used for U.S. operations, certain amounts could be subject to U.S. tax for the incremental amount in excess of the foreign tax paid. Due to the timing and circumstances of repatriation of these earnings, if any, it is not practical to determine the unrecognized deferred tax liability related to the amount.

We believe that our existing cash, cash equivalents, marketable securities, and expected positive cash flows generated from operations will be sufficient to fund our operations for the next twelve months based on our current business plans. Our liquidity plans are subject to a number of risks and uncertainties, including those described in the "Forward-Looking Statements" section of this Form 10-K and Part I, Item 1A. “Risk Factors” of this Form 10-K, some of which are outside of our control.

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

On November 2, 2018, we retired approximately $116.0 million of the 2019 Notes as part of a settlement agreement entered into on November 1, 2018, among us, Indaba Capital Fund, L.P and Westwood Management Corp. related to the BNY Action and, as a result the parties filed a stipulation of dismissal of the BNY Action. For additional information regarding this litigation, see Item 3. “Legal Proceedings” contained in this Form 10-K.

At December 31, 2018, the carrying amount of the liability was $113.5 million and the outstanding principal of the 2019 Notes was $114.0 million, with an effective interest rate of approximately 1.37%. The fair value of the liability of the 2019 Notes was determined using a discounted cash flow model based on current market interest rates available to the Company.

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

The 2017 Term Facility initially bore interest at a rate equal to, at our option, the adjusted LIBOR rate for an applicable interest period or an alternate base rate, in each case, plus an applicable margin of 2.75% or 1.75%, respectively. The Revolving Facility initially bore interest at a rate equal to, at our option, the adjusted LIBOR rate or an alternate base rate, in each case, plus an applicable margin of 2.50% or 1.50%, respectively, subject to step-downs based on our ratio of first lien secured debt to adjusted earnings before interest, tax, depreciation and amortization (“EBITDA”), as defined in the 2017 Credit Agreement. We paid a commitment fee in the range of 0.25% to 0.375% on the unused balance of the Revolving Facility. Interest was payable quarterly under the 2017 Credit Agreement.

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

Repayment of 2017 Credit Agreement

In connection with the consummation of the Intralinks divestiture (See Note 3. Acquisitions and Divestitures of the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K), we utilized a portion of the proceeds from the Intralinks divestiture to repay all outstanding obligations under the 2017 Credit Agreement. In connection therewith, we delivered all notices and took all other actions to facilitate and cause the termination of the 2017 Credit Agreement, the repayment in full of all obligations then outstanding thereunder and the release of any security interests in connection therewith, effective as of November 14, 2017. The aggregate payoff amount was approximately $897.5 million and included all accrued interest, fees and prepayment penalties associated therewith. The Company incurred approximately $29.4 million of a loss on the extinguishment of the 2017 Credit Agreement for the year ended December 31, 2017.

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

On January 19, 2017, the Company repaid all outstanding obligations under the Amended Credit Facility with Wells Fargo Bank and the several lenders party thereto. The aggregate payoff amount was $29.0 million and included all accrued interest and associated prepayment penalties. For further details, see Note 10. Debt of the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

Share Repurchase Program

There were no repurchases in 2018. In 2018, the Company retired 3.9 million shares of Common Stock that were previously repurchased in prior years. Any related additional paid in capital and par values were removed from the Common Stock numbers. There were no repurchases in 2017.

Redeemable Shares

Under the terms of the Share Purchase Agreement, the Company issued Series A Preferred to Siris for consideration totaling $185.0 million, of which $97.7 million was paid in cash, with the remainder settled by Siris’ delivery of 5,994,667 shares of Synchronoss common stock. The Share Purchase Agreement also provided Siris with an option to put those shares to Synchronoss at price of $14.56 per share, or $87.3 million in the aggregate, if the Share Purchase Agreement was terminated. The Share Purchase Agreement required the Company to establish an escrow account of $87.3 million on the earlier date of the sale of Intralinks to Siris or the termination of the Share Purchase Agreement to fund our obligation under the put option. The option was exercisable within five days of the termination of the Share Purchase Agreement.

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

On and after the fifth anniversary of February 15, 2018, holders of shares of Series A Preferred Stock have the right to cause the Company to redeem each share of Series A Preferred Stock for cash in an amount equal to the sum of the current liquidation preference and any accrued dividends. Each share of Series A Preferred Stock is also redeemable at the option of the holder upon the occurrence of a “Fundamental Change” (as that term is defined in the Series A Certificate) at a specified premium (“Liquidation Value”). In addition, the Company is also permitted to redeem all outstanding shares of the Series A Preferred Stock at any time (i) within the first 30 months of the date of issuance for the sum of the then-applicable Liquidation Preference, accrued but unpaid dividends and a make whole amount (known as “Redemption Value”) and (ii) following the 30-month anniversary of the date of issuance for the sum of the then-applicable Liquidation Preference and the accrued but unpaid dividends. As of December 31, 2018, the Liquidation Value and Redemption Value of the Preferred Shares was $251.9 million.

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

Discussion of Cash Flows

A summary of net cash flows follows (in thousands):

	Twelve Months Ended December 31,			2018 vs 2017	2017 vs 2016
	2018	2017	2016	Change	Change
Net cash provided by (used in):
Operating activities	$(31,369)	$(18,248)	$104,559	$(13,121)	$(122,807)
Investing activities	(67,282)	98,245	(39,775)	(165,527)	138,020
Financing activities	(35,885)	(35,664)	(370)	(221)	(35,294)

Our primary source of cash is receipts from revenue. The primary uses of cash are personnel and related costs, telecommunications and facility costs related primarily to our cost of revenue and general operating expenses including professional service fees, consulting fees, building and equipment maintenance and marketing expense.

Cash flows from operating activities for the year ended December 31, 2018 was a $31.4 million use of cash, as compared to $18.2 million of cash used by operating activities for the same period in 2017. The increase of cash used in operating activities of $13.1 million was primarily due to favorable changes in cash earnings of $12.2 million and an unfavorable change in working capital of $25.3 million. Cash flows from operating activities in 2017 decreased by $122.8 million compared to 2016. The decrease was primarily due to unfavorable changes in cash earnings of $51.0 million and an unfavorable change in working capital of $71.8 million.

Cash flows from investing for the year ended December 31, 2018 was a use of cash of $67.3 million, as compared to $98.2 million in cash provided by investing activities during the same period in 2017. The decrease of $165.5 million in cash in investing activities was due primarily to (i) cash provided by the divestiture of Intralinks and SpeechCycle in 2017 and (ii) cash used for purchases of marketable securities and the acquisition of Honeybee in 2018. Cash flows used by investing activities in 2017 increased by $138.0 million as compared to the prior year period primarily due to the cash provided by the sale of Intralinks and SpeechCycle.

Cash flows from financing for year ended December 31, 2018 was $35.9 million, as compared to $35.7 million of cash used by financing activities for the same period in 2017. The cash used by financing for 2018 was primarily driven by the $113.7 million partial repayment of the convertible debt offset by $86.2 million of proceeds for the issuance of preferred stock. Additionally, cash flows from financing activities in 2017 decreased by $35.3 million in comparison to 2016 primarily due to a $39.0 million increase debt issuance costs and the payment of all outstanding borrowings on the revolving line of credit.

Effect of Inflation

Although inflation generally affects us by increasing our cost of labor and equipment, we do not believe that inflation has had any material effect on our results of operations during 2018, 2017 and 2016. We do not expect the current rate of inflation to have a material impact on our business.

Contractual Obligations
Our contractual obligations consist of principal and interest related to our Convertible Senior Notes, contingent consideration, non-cancelable capital leases, operating leases or long-term agreements for office space, automobiles, office equipment and colocation services and contractual commitments under third-party hosting, software licenses and maintenance agreements. The following table summarizes our long‑term contractual obligations as of December 31, 2018 (in thousands).

	Payments Due by Period
	Total	2019	2020 - 2022	2023 - 2024	Thereafter
Capital lease obligations (1)	$14,847	$2,494	$4,782	$3,188	$4,383
Convertible Senior Notes	113,980	113,980	—	—	—
Interest (2)	534	534	—	—	—
Operating lease obligations	88,190	10,343	32,023	16,205	29,619
Purchase obligations (3)	57,709	27,287	30,422	—	—
Other long-term liabilities (4)	2,621	2,621	—	—	—
Total	$277,881	$157,259	$67,227	$19,393	$34,002
________________________________

(1)	Amount includes the Pennsylvania facility lease and the cloud hosting data center in England.

(2)	Amount represents obligation and interest associated with 2019 Notes.

(3)	Amount represents obligations associated with colocation agreements and other customer delivery related purchase obligations.

(4)	Amount represents unrecognized tax positions recorded in our balance sheet. Although the timing of the settlement is uncertain, we believe this amount will be settled within three years.

Uncertain Tax Positions

Unrecognized tax benefits of $1.4 million at December 31, 2018 are excluded from the table above as we are not able to reasonably estimate when we would make any cash payments required to settle these liabilities, but we do not believe that the ultimate settlement of our obligations will materially affect our liquidity. We do not expect that the balance of unrecognized tax benefits will significantly increase or decrease over the next twelve months.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements in accordance with U.S. GAAP requires us to utilize accounting policies and make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingencies as of the date of the financial statements and the reported amounts of revenues and expenses during a fiscal period. The SEC considers an accounting policy to be critical if it is important to a company’s financial condition and results of operations, and if it requires significant judgment and estimates on the part of management in its application. We have discussed the selection and development of the critical accounting policies with the Audit Committee, and the Audit Committee has reviewed our related disclosures in this Form 10-K. Although we believe that our judgments and estimates are appropriate, correct and reasonable under the circumstances, actual results may differ from those estimates. If actual results or events differ materially from those contemplated by us in making these estimates, our reported financial condition and results of operations for future periods could be materially affected. See Part I, “Item 1A. Risk Factors” in this Form 10-K for certain matters bearing risks on our future results of operations.

We believe the following to be our critical accounting policies because they are important to the portrayal of our consolidated financial condition and results of operations and they require critical management judgments and estimates about matters that are uncertain.

During the year ended December 31, 2018, the Company made significant changes in its accounting policies over revenue recognition, to align with the adoption of Topic 606. These updates are described in detail in Note 2. Summary of Significant Accounting Policies.

Revenue Recognition and Deferred Revenue

During the year ended December 31, 2018, the Company made significant changes in its accounting policies over revenue recognition, to align with the adoption of Topic 606. These updates are described below and in detail in Note 2. Summary of Significant Accounting Policies.

The Company generates revenue from the delivery of a range of products, solutions and services for operators, enterprises, OEMs and technology providers. We offer services principally on a Transactional or Subscription basis (SaaS) or in the form of Professional Services or Software Licenses. Revenues are recognized when control of the promised goods or services are transferred to the Company’s customers, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. The Company generates all of its revenue from contracts with customers.

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

The transaction price is allocated to the separate performance obligations on a relative standalone selling price basis. The Company estimates standalone selling prices of software based on observable inputs of past transactions to similarly situated customers. When such observable data is not available for certain software licenses because there is a limited number of transactions or prices are highly variable, the Company will estimate the standalone selling price using the residual approach. Standalone selling prices of services are typically determined based on observable transactions when these services are sold on a standalone basis to similarly situated customers or estimated using a cost-plus margin approach.

Estimating the transaction price of variable consideration including the variable quantity subscription or transaction contracts in a multiple performance obligation arrangement requires significant judgment. The Company generally estimates this variable consideration at the most likely amount to which the Company expects to be entitled and in certain cases based on the expected value. The Company includes estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. The Company’s estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of the Company’s anticipated performance and all information (historical, current and forecasted) that is reasonably available to us. The Company reviews and updates these estimates on a quarterly basis.

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

Stock-Based Compensation

As of December 31, 2018, we maintain eight stock-based compensation plans. We utilize the Black-Scholes pricing model to determine the fair value of stock options on the dates of grant. Restricted stock awards are measured based on the fair market values of the underlying stock on the dates of grant. We recognize stock-based compensation over the requisite service period with an offsetting credit to additional paid-in capital.

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

Income Taxes

On December 22, 2017, the U.S. government enacted TCJA. The TCJA makes changes to the corporate tax rate, business-related deductions and taxation of foreign earnings, among others, that will generally be effective for taxable years beginning after December 31, 2017. While our accounting for the recorded impact of the TCJA is deemed to be complete as of December 31, 2018, these amounts are based on prevailing regulations and currently available information, and any additional guidance issued by the Internal Revenue Service (IRS) could impact our recorded amounts in future periods. In 2018, the impact of the TCJA was minor due to the losses incurred and the valuation allowance position.

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

We recognize a tax benefit from an uncertain tax position only if it is more likely than not to be sustained upon examination based on the technical merits of the position. The amount of the accrual for which an exposure exists is measured by determining the amount that has a greater than 50 percent likelihood of being realized upon the settlement of the position. Components of the reserve are classified as current or a long-term liability in the Consolidated Balance Sheets based on when we expect each of the items to be settled. We record interest and penalties accrued in relation to uncertain tax benefits as a component of interest expense.

While we believe we have identified all reasonably identifiable exposures and that the reserve we have established for identifiable exposures is appropriate under the circumstances, it is possible that additional exposures exist and that exposures may be settled at amounts different than the amounts reserved. It is also possible that changes in facts and circumstances could cause us to either materially increase or reduce the carrying amount of our tax reserves. In general, tax returns for the year 2015 and thereafter are subject to future examination by tax authorities.

Our policy has been to leave our cumulative unremitted foreign earnings invested indefinitely outside the United States, and we intend to continue this policy. Although the transition tax in the TCJA has removed U.S. federal taxes on distributions to the U.S. on a go forward basis, the Company continues to assert permanent reinvestment of foreign earnings. Due to the timing and circumstances of repatriation of such earnings, if any, it is not practicable to determine the unrecognized deferred tax liability relating to such amounts.

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

For our 2018 impairment tests, the Company identified two reporting units, Core and Zentry. As a result of various business changes to Zentry, the Company elected to sunset certain product offerings for the reporting unit. The Company evaluated the impact of these business changes and determined that the future cash flows generated by the assets were not sufficient to support its recoverability. Accordingly, the Company recorded an impairment charge for the reporting unit’s outstanding goodwill of $9.1 million and intangible assets of $11.0 million.

The Company performed a quantitative impairment assessment, as of October 1, 2018, for the Core reporting unit. The amounts below represent the results of our quantitative assessment.

We use the average of our fair values for purposes of our comparison between carrying value and fair value for the quantitative impairment test. The table below depicts the methods employed, assumptions used and percentage fair value in excess of carrying value.

				2018 Impairment Test
Reporting Unit	Discount Rate	Growth rate range	Terminal Growth Rate	Goodwill	Fair Value Exceeds Carrying Value by	Fair Value method
Core	12.5%	2.0 - 15.0%	2.0%	$225,380	22.3%	Income Approach, Market Approach

The 2018 fair value of the reporting unit was estimated using a combination of the income approach, which incorporates the use of the discounted cash flow method, and the market approach, which incorporates the use of earnings and revenue multiples based on market data. We generally applied an equal weighting to the income and market approaches for our analysis when both are applied.

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

Recently Issued Accounting Standards

For a discussion of recently issued accounting standards see Note 2. Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of December 31, 2018 and December 31, 2017 that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

The primary objective of our investment activities is to preserve our capital for the purpose of funding operations, while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and short- and long-term investments in a variety of securities, which could include commercial paper, money market funds and corporate and government debt securities. Our cash, cash equivalents and marketable securities at December 31, 2018 and December 31, 2017 were invested in liquid money market accounts, certificates of deposit and government securities. All market-risk sensitive instruments were entered into for non-trading purposes.

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

Interest Rate Risk

We are exposed to the risk of interest rate fluctuations on the interest income earned on our cash and cash equivalents. A hypothetical 100 basis point movement in interest rates applicable to our cash and cash equivalents outstanding at December 31, 2018 would increase interest income by approximately $1.0 million on an annual basis.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Synchronoss Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Synchronoss Technologies, Inc. (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 18, 2019 expressed an adverse opinion thereon.

Adoption of ASU No. 2014-09

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for recognizing revenue in 2018 to the adoption of Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), and the amendments in ASUs 2015-14, 2016-08, 2016-10 and 2016-12.

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
Iselin, New Jersey
March 18, 2019

SYNCHRONOSS TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31, 2018	December 31, 2017

ASSETS
Current assets:
Cash and cash equivalents	$103,771	$156,299
Restricted cash**	6,089	89,826
Marketable securities, current	28,230	3,111
Accounts receivable, net of allowances of $4,599 and $3,107 at December 31, 2018 and December 31, 2017, respectively**	102,798	78,186
Prepaid expenses	45,058	33,957
Other current assets	8,508	9,600
Total current assets	294,454	370,979
Marketable securities, non-current	6,658	—
Property and equipment, net	67,937	111,825
Goodwill	224,899	237,303
Intangible assets, net	98,706	132,167
Other assets	8,982	5,236
Note receivable from related party**	—	73,984
Equity method investment	1,619	33,917
Total assets	$703,255	$965,411

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,576	$5,959
Accrued expenses	59,545	72,739
Deferred revenues, current	57,101	75,829
Short-term convertible debt, net of debt issuance costs	113,542	—
Mandatorily redeemable financial instrument	—	37,959
Total current liabilities	243,764	192,486
Lease financing obligation	9,494	11,183
Long-term convertible debt, net of debt issuance costs	—	227,704
Deferred tax liabilities	1,347	13,735
Deferred revenues, non-current	59,841	25,241
Other liabilities	10,797	6,195
Commitments and contingencies (Note 9)
Redeemable noncontrolling interest	12,500	25,280
Series A Convertible Participating Perpetual Preferred Stock, $0.0001 par value; 10,000 shares authorized; 195 shares issued and outstanding at December 31, 2018	176,603	—
Stockholders’ equity:
Common stock, $0.0001 par value; 100,000 shares authorized, 49,836 and 52,024 shares issued; 42,674 and 46,965 outstanding at December 31, 2018 and December 31, 2017, respectively	5	5
Treasury stock, at cost (7,162 and 5,059 shares at December 31, 2018 and December 31, 2017, respectively)	(82,087)	(105,584)
Additional paid-in capital	534,673	597,553
Accumulated other comprehensive loss	(30,383)	(23,373)
Accumulated deficit	(233,299)	(5,014)
Total stockholders’ equity	188,909	463,587
Total liabilities and stockholders’ equity	$703,255	$965,411
________________________________

**	See Note 5. Investments in Affiliates and Related Transactions for related party transactions reflected in this account.

See accompanying notes to consolidated financial statements.

SYNCHRONOSS TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Twelve Months Ended December 31,
	2018	2017	2016

Net revenues	$325,839	$402,361	$426,294
Costs and expenses:
Cost of revenues*	158,802	181,453	194,684
Research and development	79,172	90,850	114,493
Selling, general and administrative	122,112	154,037	126,228
Net change in contingent consideration obligation	—	—	1,194
Restructuring charges	12,375	10,739	6,333
Depreciation and amortization	117,654	94,884	105,966
Total costs and expenses	490,115	531,963	548,898
Loss from continuing operations	(164,276)	(129,602)	(122,604)
Interest income	7,770	12,502	1,907
Interest expense	(4,911)	(55,771)	(7,414)
Gain (loss) on extinguishment of debt	1,760	(29,413)	—
Other (expense) income, net	(74,917)	(17,678)	1,022
Equity method investment loss, net	(28,600)	(9,125)	—
Loss from continuing operations, before taxes	(263,174)	(229,087)	(127,089)
Benefit for income taxes	17,894	34,863	33,220
Net loss from continuing operations	(245,280)	(194,224)	(93,869)
Net income from discontinued operations, net of tax**	18,288	75,495	90,560
Net loss	(226,992)	(118,729)	(3,309)
Net loss attributable to redeemable noncontrolling interests	8,837	9,291	15,203
Preferred stock dividend	(25,593)	—	—
Net loss attributable to Synchronoss	$(243,748)	$(109,438)	$11,894

Basic:
Continuing operations	$(6.51)	$(4.14)	$(1.81)
Discontinued operations**	0.46	1.69	2.08
	$(6.05)	$(2.45)	$0.27
Diluted:
Continuing operations	$(6.51)	$(4.14)	$(1.81)
Discontinued operations**	0.46	1.69	2.08
	$(6.05)	$(2.45)	$0.27
Weighted-average common shares outstanding:
Basic	40,277	44,669	43,551
Diluted	40,277	44,669	43,551
________________________________

*	Cost of revenues excludes depreciation and amortization which are shown separately.

**	See Note 3. Acquisitions and Divestitures for transactions classified as discontinued operations.

See accompanying notes to consolidated financial statements.

SYNCHRONOSS TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)

	Twelve Months Ended December 31,
	2018	2017	2016
Net loss	$(226,992)	$(118,729)	$(3,309)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(6,152)	17,027	(4,114)
Unrealized (loss) gain on available for sale securities	(37)	18	3
Net (loss) income on intra-entity foreign currency transactions	(821)	1,932	(725)
Total other comprehensive (loss) income	(7,010)	18,977	(4,836)
Comprehensive loss	(234,002)	(99,752)	(8,145)
Comprehensive loss attributable to redeemable noncontrolling interests	8,837	9,291	15,203
Comprehensive (loss) income attributable to Synchronoss	$(225,165)	$(90,461)	$7,058

See accompanying notes to consolidated financial statements.

SYNCHRONOSS TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Treasury Stock		Additional	Accumulative Other		Total
	Shares	Amount	Shares	Amount	Paid-In Capital	Comprehensive Income (Loss)	Retained Earnings	Stockholders' Equity
Balance at December 31, 2015	48,287	$4	(3,892)	$(68,327)	$514,964	$(37,514)	$96,202	$505,329
Cumulative effect of adjustment to retained earnings (ASU Adoption)	—	—	—	—	710	—	(476)	234
Stock based compensation	—	—	—	—	33,361	—	—	33,361
Issuance of restricted stock	585	—	—	—	—	—	—	—
Issuance of common stock on exercise of options	608	1	—	—	13,912	—	—	13,913
ESPP compensation	—	—	—	—	817	—	—	817
Issuance of common stock related to acquisition	840	—	—	—	22,000	—	—	22,000
Issuance of common stock to a subsidiary	20	—	—	—	—	—	—	—
Issuance of common stock to employee stock purchase plan	48	—	—	—	955	—	—	955
Repurchase of treasury shares	—	—	(1,262)	(40,025)	—	—	—	(40,025)
Sale of treasury stock in connection with an employee stock purchase plan	—	—	58	1,721	(493)	—	—	1,228
Other	—	—	—	—	130	—	—	130
Adjustments to redemption value of noncontrolling interest	—	—	—	—	(15,203)	—	—	(15,203)
Net income attributable to Synchronoss	—	—	—	—	—	—	11,894	11,894
Total other comprehensive income (loss)	—	—	—	—	—	(4,836)	—	(4,836)
Balance at December 31, 2016	50,388	$5	(5,096)	$(106,631)	$571,153	$(42,350)	$107,620	$529,797
Cumulative effect of adjustment to retained earnings (ASU Adoption)	—	—	—	—	—	—	(3,196)	(3,196)
Stock based compensation	—	—	—	—	28,446	—	—	28,446
Issuance of restricted stock	1,565	—	—	—		—	—	—
Issuance of common stock on exercise of options	104	—	—	—	2,460	—	—	2,460
ESPP compensation	—	—	—	—	495	—	—	495
Sale of treasury stock in connection with an employee stock purchase plan	—	—	36	1,047		—	—	1,047
Shares withheld for taxes in connection with issuance of restricted stock	(29)	—	—	—	(442)	—	—	(442)
Fair value of awards assumed on acquisition	—	—	—	—	4,701	—	—	4,701
Other	—	—	—	—	31	—		31
Adjustments to redemption value of noncontrolling interest	—	—	—	—	(9,291)	—	—	(9,291)
Net loss attributable to Synchronoss	—	—	—	—	—	—	(109,438)	(109,438)
Total other comprehensive income (loss)	—	—	—	—		18,977	—	18,977
Balance at December 31, 2017	52,028	$5	(5,060)	$(105,584)	$597,553	$(23,373)	$(5,014)	$463,587

See accompanying notes to consolidated financial statements.

SYNCHRONOSS TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)
(See Note 2)
(In thousands)

	Common Stock		Treasury Stock		Additional	Accumulative Other		Total
	Shares	Amount	Shares	Amount	Paid-In Capital	Comprehensive Income (Loss)	Retained Earnings	Stockholders' Equity
Balance at December 31, 2017	52,028	$5	(5,060)	$(105,584)	$597,553	$(23,373)	$(5,014)	$463,587
Stock based compensation	—	—	—	—	27,201	—	—	27,201
Issuance of restricted stock	1,707	—	—	—	—	—	—	—
Preferred stock dividends	—	—	—	—	(24,331)	—	—	(24,331)
Amortization of preferred stock issuance costs	—	—	—	—	(1,262)	—	—	(1,262)
Retirement of treasury stock	(3,893)	—	3,893	68,327	(68,327)	—	—	—
Shares withheld for taxes in connection with issuance of restricted stock	(6)	—	—	—	(76)	—	—	(76)
Treasury shares received in connection with PIPE Purchase Agreement	—	—	(5,995)	(44,830)	—	—	—	(44,830)
Net loss attributable to Synchronoss	—	—	—	—	—	—	(218,155)	(218,155)
Non-controlling interest	—	—	—	—	3,943	—	—	3,943
Total other comprehensive loss	—	—	—	—	—	(7,059)	—	(7,059)
ASC 606 revenue recognition implementation impact	—	—	—	—	—	49	(10,130)	(10,081)
Other	—	—	—	—	(28)	—	—	(28)
Balance at December 31, 2018	49,836	$5	(7,162)	$(82,087)	$534,673	$(30,383)	$(233,299)	$188,909

SYNCHRONOSS TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Twelve Months Ended December 31,
	2018	2017	2016

Operating activities:
Net loss from continuing operations	$(245,280)	$(194,224)	$(93,869)
Net income from discontinued operations**	—	75,495	90,560
Gain (loss) on sale of discontinued operations, net of tax	18,288	(122,842)	(113,129)

Adjustments to reconcile Net Loss to net cash used in operating activities:
Depreciation and amortization expense	97,092	93,924	94,911
Goodwill impairment	9,100	—	—
Impairment of long-lived assets and capitalized software	11,462	960	11,055
Change in fair value of financial instruments	(3,849)	4,367	—
Amortization of debt issuance costs	1,294	12,771	1,607
(Gain) loss on extinguishment of debt	(1,760)	29,413	—
Accrued PIK interest*	(7,037)	(12,090)	(34)
Allowance for loan losses*	84,314	14,562	—
(Earnings) loss from equity method investments*	28,600	9,125	—
Loss (Gain) on disposals	277	(4,947)	(122)
Discontinued operations non-cash and working capital adjustments**	—	48,647	371
Amortization of bond premium	107	244	1,416
Deferred income taxes	(12,350)	19,243	17,148
Non-cash interest on leased facility	—	1,203	1,392
Stock-based compensation	27,604	22,495	34,178
Contingent consideration obligation	—	(2,711)	1,194
Changes in operating assets and liabilities:
Accounts receivable, net of allowance for doubtful accounts	(21,521)	29,283	(13,650)
Prepaid expenses and other current assets	(5,315)	(5,513)	31,648
Other assets	973	3,237	8,880
Accounts payable	6,846	(9,098)	(10,089)
Accrued expenses	(18,068)	(4,949)	(7,523)
Other liabilities	(4,675)	(3,337)	(6,558)
Deferred revenues	2,529	(23,506)	55,173
Net cash used in operating activities	(31,369)	(18,248)	104,559

Investing activities:
Purchases of fixed assets	(11,656)	(12,151)	(42,570)
Purchases of intangible assets and capitalized software	(14,372)	(9,119)	(7,677)
Proceeds from the sale of SpeechCycle	—	13,500	—
Purchases of marketable securities available for sale	(36,789)	(219)	(13,445)
Maturity of marketable securities available for sale	4,865	12,371	82,904
Proceeds from the sale of discontinued operations	—	928,171	27,335
Equity investment distributions	404	608	—
Investing in discontinued operations**	—	(13,721)	—
Investment in note receivable	—	(6,187)	—
Business acquired, net of cash	(9,734)	(815,008)	(86,322)
Net cash used in investing activities	(67,282)	98,245	(39,775)

Financing activities:
Proceeds from the exercise of stock options	—	2,584	13,633
Taxes paid on withholding shares	—	(442)	—
Payments on contingent consideration	—	(122)	—
Debt issuance costs related to the Credit Facility	—	(3,692)	(1,346)
Debt issuance cost related to amendment	—	(16,776)	—
Debt issuance costs related to long-term debt	—	(19,887)	—
Extinguishment of outstanding Convertible Senior Notes	(113,696)	—	—
Proceeds from issuance of long-term debt	—	900,000	—
Repayment of long-term debt	—	(900,000)	—
Borrowings on revolving line of credit	—	—	144,000
Repayment of revolving line of credit	—	(29,000)	(115,000)
Excess tax benefits from stock option exercises	—	17	—
Repurchase of common stock	—	—	(40,025)
Proceeds from the sale of treasury stock in connection with an employee stock purchase plan	—	1,047	2,183
Proceeds from issuance of preferred stock	86,220	—	—
Preferred dividend payment	(7,075)	—	—
Proceeds from mandatorily redeemable financial instruments	—	33,592	—
Payments on capital obligations	(1,334)	(2,985)	(3,815)
Net cash provided by financing activities	(35,885)	(35,664)	(370)

Effect of exchange rate changes on cash	(1,729)	(9,641)	(853)

Net decrease in cash, restricted cash and cash equivalents	(136,265)	34,692	63,561
Cash, restricted cash and cash equivalents, beginning of period	246,125	211,433	147,872
Cash, restricted cash and cash equivalents, end of period	$109,860	$246,125	$211,433

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$22,549	$7,612	$4,661
Cash paid for interest	$3,258	$55,957	$6,981

Supplemental disclosures of non-cash investing and financing activities:
Accrued dividends on Series A Convertible Participating Perpetual Preferred Stock	$7,075	$—	$—
Issuance of common stock in connection with Openwave acquisition	$—	$—	$22,000
Issuance of common stock in connection with Intralinks acquisition	$—	$4,700	$—

Cash and cash equivalents per the Consolidated Balance Sheets	$103,771	$156,299	$169,801
Restricted cash per the Consolidated Balance Sheets	$6,089	$89,826	$41,632
Total cash, cash equivalents and restricted cash	$109,860	$246,125	$211,433
________________________________

*	See Note 5. Investments in Affiliates and Related Transactions for related party transactions reflected in this account.

**	See Note 3. Acquisitions and Divestitures for transactions classified as discontinued operations.

 See accompanying notes to consolidated financial statements.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

1. Description of Business

General

Synchronoss Technologies, Inc. (“Synchronoss” or the “Company”) Digital, Cloud, Messaging and IoT platforms help the world’s leading companies, including operators, original equipment manufacturers (“OEMs”), Media and Technology providers deliver continuously transformative customer experiences that create high value engagement and new monetization opportunities.
The Company currently operates in and markets solutions and services directly through the Company’s sales organizations in North America, Europe and Asia-Pacific. The Company’s platforms give customers new opportunities in the Telecommunications, Media and Technology (“TMT”) space, taking advantage of the rapidly converging services, connected devices, networks and applications.
The Company delivers platforms, products and solutions including:

•
Digital experience management (Platform as a Service) - including digital journey creation, and journey design products that use analytics that power digital advisor products for IT and Business Channel Owners

•	Cloud sync, backup, storage, device set up, content transfer and content engagement for user generated content

•	Advanced, multi-channel messaging peer-to-peer (“P2P”) communications and application-to-person (“A2P”) commerce solutions

•	IoT management technology for Smart Cities, Smart Buildings, Automotive and more

The Company’s platforms are designed and built to be Operator-grade, secure, flexible and scalable and easy to deploy and use - enabling multiple converged communications, commerce and applications and devices - deployed across multiple distribution channels including e-commerce, m-commerce, telesales, retail stores, care and call centers, self-service, indirect and other outlets.
The Synchronoss Digital Experience Platform (“DXP”) is a purpose-built experience management toolset that sits between the customers’ end-user facing applications and their existing back end systems, enabling the authoring and management of customer journeys in a cloud-native no/low-code environment. This platform uses products such as Journey Creator, Journey Advisor, CX Baseline and Digital Coach to create a wide variety of insight-driven customer experiences across existing channels (digital and analogue) including creating the ability to pause and resume continuous, intelligent experiences in an Omni-channel environment. DXP can be operated by IT professionals and “citizen developers (business analysts, etc.) enabling the Company’s customers to bring more compelling and complex experiences to market in less time with fewer and more diverse resources in a real-time, collaborative environment.
The Synchronoss Personal Cloud Platform™ is a secure and highly scalable white label platform designed to store and sync subscriber’s personally created content seamlessly to and from current and new devices. This allows carrier’s customers to protect, engage with and manage their personal content and gives the Company’s Operator customers the ability to increase ARPU through a new monthly recurring charge (“MRC”) and opportunities to mine valuable data that will give subscribers accesses to new, beneficial services. Additionally, the Company’s Personal Cloud Platform performs and expanding set of value-add services including facilitating an Operator’s initial device setup and enhancing visibility and control across disparate devices within subscribers’ smart homes.
The Synchronoss Messaging Platform powers hundreds of millions of subscribers’ mail boxes worldwide. The Company’s Advanced Messaging Product is a powerful, secure and intelligent white label messaging platform that expands capabilities for Operators and TMT companies to offer P2P messaging via Rich Communications Services (“RCS”). Additionally, the Company’s Advanced Messaging Product powers commerce and a robust ecosystem for Operators, brands and advertisers to execute Application to Person (“A2P”) commerce and data-rich dialogue with subscribers.
The Synchronoss IoT Platform creates an easy to use environment and extensible ecosystem making the management of disparate devices, sensors, data pools and networks easier to manage by IoT administrators and drives the propagation of new IoT applications and monetization models for TMT companies. The Company’s IoT platform utilizes Synchronoss platforms (DXP, Cloud, Messaging), products and solutions to make IoT more accessible and actionable for Smart Building facility managers, Smart City planners, Automotive OEMs and TMT ecosystem players.

2. Summary of Significant Accounting Policies

Table of Content
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

Many of the Company’s contracts guarantee minimum volume transactions from the customer. In these instances, if the customer’s total transaction volume for the period is less than the contractual amount, the Company record revenues at the minimum guaranteed amount. Set-up fees for transactional service arrangements are deferred and recognized on a straight-line basis over the life of the contract since these amounts would not have been paid by the customer without the related transactional service arrangement. Revenues are presented net of discounts, which are volume level driven, or credits, which are performance driven, and are determined in the period in which the volume thresholds are met, or the services are provided.

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

Table of Content
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

Multiple Element Arrangements: Revenue from software license arrangements is recognized when the license is delivered to the customers and all of the software revenue recognition criteria are met. When software arrangements include multiple elements, the arrangement consideration is allocated at the inception to all deliverables using the residual method provided the Company has vendor specific objective evidence (“VSOE”) on all undelivered elements. The Company determines VSOE for each element based on historical stand-alone sales to third-parties.

When transaction or subscription service arrangements, include multiple elements, the arrangement consideration is allocated at the inception of an arrangement to all deliverables using the relative selling price method. The relative selling price method allocates any discount in the arrangement proportionally to each deliverable on the basis of each deliverable’s selling price. The selling price used for each deliverable will be based on VSOE if available, third-party evidence (“TPE”) if vendor- specific objective evidence is not available or estimated selling price (“ESP”) if neither vendor-specific objective evidence nor third-party evidence is available. The objective of ESP is to determine the price at which the Company would transact a sale if the product or service were sold on a stand-alone basis. The Company determines ESP by considering multiple factors including, but not limited to, geographies, market conditions, competitive landscape, internal costs, gross margin objectives, and pricing practices. ESP is generally used for offerings that are not typically sold on a stand-alone basis or for new or highly customized offerings.

While specific and detailed rules and guidelines related to revenue recognition are followed, the Company makes and uses management judgments and estimates in connection with the revenue recognized in any reporting period, particularly in the areas described above, as well as collectability. If management made different estimates or judgments, differences in the timing of the recognition of revenue could occur.

Deferred Revenue

Deferred revenues represent billings to customers for services in advance of the performance of services, with revenues recognized as the services are rendered, and also include the fair value of deferred revenues recorded as a result of acquisitions.

Service Level Standards

Pursuant to certain contracts, the Company is subject to service level standards and to corresponding penalties for failure to meet those standards. All performance-related penalties are reflected as a corresponding reduction of the Company’s revenues. These penalties, if applicable, are recorded in the month incurred and were insignificant for the years ended December 31, 2018, 2017 and 2016, respectively.

Cost of Revenues

Cost of services includes all direct materials, direct labor and those indirect costs related to revenues such as indirect labor, materials and supplies and facilities cost, exclusive of depreciation expense.

Research and Development

Software development costs are accounted for in accordance with either ASC 985-20, “Software - Costs of Software to be Sold, Leased or Marketed,” or ASC 350-40, “Internal-Use Software.” Costs associated with the planning and designing phase of software development are classified as research and development costs and are expensed as incurred. The amounts capitalized include external direct costs of services used in developing internal-use software, employee compensation and related expenses of personnel directly associated with the development activities. Once technological feasibility has been determined, a portion of the costs incurred in development, including coding, testing and quality assurance, are capitalized until available for general release to clients.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Amortization is calculated on a solution-by-solution basis and is recognized over the estimated economic life of the software, typically ranging two to three years. Amortization begins when the software is substantially completed for its intended use. Costs incurred during the preliminary and post-implementation stages are expensed as incurred. The amounts capitalized include external direct costs of services used in developing internal-use software, employee compensation and related expenses of personnel directly associated with the development activities. Software development costs are evaluated for recoverability whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. Unrecoverable costs are reviewed annually and recognized in the period they become unrecoverable, as needed, and are recorded in the Consolidated Statements of Operations as depreciation and amortization expense.

The unamortized software development costs and amortization expense were as follows:

	Year ended December 31,
	2018	2017	2016
Unamortized software development costs	$17,490	$11,695	$5,754
Software development amortization expense	8,123	3,178	3,507

The Company recognized impairment charges to its capitalized software intangible assets, of $0.5 million, $1.0 million, and $11.1 million for the years ended December 31, 2018, 2017 and 2016, respectively. The Company includes these impairments within the depreciation and amortization in its Consolidated Statements of Operations.

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

The Company’s top five customers accounted for 69%, 73% and 74% of net revenues for the years ended December 31, 2018, 2017 and 2016, respectively. Contracts with these customers typically run for three to five years. Of these customers, Verizon accounted for more than 10% of the Company’s revenues in 2018.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less at the date of acquisition to be cash equivalents.

Restricted Cash

Restricted cash includes amounts to various deposits, escrows and other cash collateral that are restricted by contractual obligation. During the year ended December 31, 2018, $87.3 million was released from escrow on notification that Siris Capital Group, LLC (“Siris”) would exercise its option on the issuance of preferred stock. These funds were restricted from the proceeds received upon the sale of Intralinks, through the date of issuance of preferred stock. Remaining amounts were primarily attributed to cash held in transit, and operating cash held by the Company’s consolidated joint venture Zentry, LLC (“Zentry”), which cannot be used to fulfill the obligations of the Company as a whole.

Accounts Receivable

Accounts receivable include current notes, amounts billed to customers, claims, and unbilled revenue, which consists of amounts recognized as sales but not yet billed. Substantially all amounts of unbilled receivables are expected to be billed and

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

collected in the subsequent year. The Company had unbilled receivable balances of $4.5 million and $7.4 million as of December 31, 2018 and December 31, 2017, respectively.

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

Property and Equipment

Property and equipment and leasehold improvements are stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from 3 to 5 years, or the lesser of the related initial term of the lease or useful life for leasehold improvements. Amortization of property and equipment recorded under a capital lease is included with depreciation expense. Expenditures for routine maintenance and repairs are charged against operations, while major replacements, improvements and additions are capitalized.

Noncontrolling Interests and Mandatorily Redeemable Financial Instruments

Noncontrolling interests (“NCI”) are evaluated by the Company and are shown as either a liability, temporary equity (shown between liabilities and equity) or as permanent equity depending on the nature of the redeemable features at amounts based on formulas specific to each entity. Generally, mandatorily redeemable NCIs are classified as liabilities and non-mandatorily redeemable NCIs are classified outside of stockholders’ equity in the Consolidated Balance Sheets as temporary equity under the caption, redeemable noncontrolling interests, and are measured at their redemption values at the end of each period. If the redemption value is greater than the carrying value, an adjustment is recorded in retained earnings to record the NCI at its redemption value. Redeemable NCIs that are mandatorily redeemable are classified as a liability in the Consolidated Balance Sheets under either other current liabilities or other long-term liabilities, depending on the remaining duration until settlement, and are measured at the amount of cash that would be paid if settlement occurred at the balance sheet date with any change from the prior period recognized as interest expense.

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

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

value of the noncontrolling interest to the greater of the estimated redemption value, which approximates fair value, at the end of each reporting period or the initial carrying amount.

Net income attributable to NCIs reflects the portion of the net income (loss) of consolidated entities applicable to the NCI stockholders in the accompanying Consolidated Statements of Operations. The net income attributable to NCI is classified in the Consolidated Statements of Operations as part of consolidated net income and deducted from total consolidated net income to arrive at the net income attributable to the Company.

As of December 31, 2018 and 2017, the Company had a put option derivative financial instrument described as “Mandatorily redeemable financial instrument on its Consolidated Balance Sheets of zero and $38.0 million, respectively.

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

Table of Content
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

During the Company’s qualitative assessment, the Company makes significant estimates, assumptions, and judgments, around the financial performance of the Company, changes in share price, and forecasts of earnings, working capital requirements, and cash flows. The Company considers each reporting unit's historical results and operating trends as well as any strategic difference from the Company’s historical results when determining these assumptions.

The Company can opt to perform a qualitative assessment to test a reporting unit’s goodwill for impairment or the Company can directly perform the quantitative impairment test. If the Company determines that the fair value of a reporting unit is more likely than not to be less than its carrying amount, a quantitative impairment test is performed.

Fair value estimates used in the quantitative impairment test are calculated using a combination of the income and market approaches. The income approach is based on the present value of future cash flows of each reporting unit, while the market approach is based on certain multiples of selected guideline public companies or selected guideline transactions. The approaches incorporate a number of market participant assumptions including future growth rates, discount rates, income tax rates and market activity in assessing fair value and are reporting unit specific. If the carrying amount exceeds the reporting unit's fair value, the Company recognizes an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value.

The fair value measurement associated with the quantitative goodwill impairment test is based on significant inputs that are not observable in the market and thus represents a Level 3 measurement. Significant changes in the underlying assumptions used to value goodwill could significantly increase or decrease the fair value estimates used for impairment assessments.

Table of Content
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

The Company recorded a $9.1 million impairment charge on the Zentry joint venture in 2018. There were no goodwill impairment charges recognized during the years ended December 31, 2017 and 2016. For further details, see Note 7. Goodwill and Intangibles.

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

The Company recognized impairment charges to its intangible assets of $11.0 million, $1.0 million, and $11.1 million for the years ended December 31, 2018, 2017 and 2016 respectively. The Company includes these impairments within depreciation and amortization in its Consolidated Statements of Operations.

Income Taxes

On December 22, 2017, the U.S. government enacted TCJA. The TCJA makes changes to the corporate tax rate, business-related deductions and taxation of foreign earnings, among others, that will generally be effective for taxable years beginning after December 31, 2017. While our accounting for the recorded impact of the TCJA is deemed to be complete as of December 31, 2018, these amounts are based on prevailing regulations and currently available information, and any additional guidance issued by the Internal Revenue Service (IRS) could impact our recorded amounts in future periods. In 2018, the impact of the TCJA was minor due to the losses incurred and the valuation allowance position.

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

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

is contingent upon the generation of future taxable income. A valuation allowance is recorded if it is “more likely than not” that a portion or all of a deferred tax asset will not be realized.

In evaluating the Company’s ability to recover deferred tax assets within the jurisdiction from which they arise, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies, and results of recent operations. In projecting future taxable income, the Company begins with historical results and incorporate assumptions including the amount of future state, federal and foreign pretax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax-planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates the Company is using to manage the underlying businesses. In evaluating the objective evidence that historical results provide, the Company considers three years of cumulative operating loss.

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not to be sustained upon examination based on the technical merits of the position. The amount of the accrual for which an exposure exists is measured by determining the amount that has a greater than 50 percent likelihood of being realized upon the settlement of the position. Components of the reserve are classified as current or a long-term liability in the Consolidated Balance Sheets based on when the Company expects each of the items to be settled. The Company records interest and penalties accrued in relation to uncertain tax benefits as a component of interest expense.

While the Company believes it has identified all reasonably identifiable exposures and that the reserve it has established for identifiable exposures is appropriate under the circumstances, it is possible that additional exposures exist and that exposures may be settled at amounts different than the amounts reserved. It is also possible that changes in facts and circumstances could cause it to either materially increase or reduce the carrying amount of tax reserves. In general, tax returns for the year 2015 and thereafter are subject to future examination by tax authorities.

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

Foreign Currency

The functional currency of non-U.S. entities is translated into U.S. dollars for balance sheet accounts using the month end rates in effect as of the balance sheet date and average exchange rate for revenue and expense accounts for each respective period. The translation adjustments are deferred as a separate component of stockholders’ equity within accumulated other comprehensive income.

Gains or losses resulting from transactions denominated in foreign currencies are included in other income or expense, within the Consolidated Statements of Operations and were as follows:

	Year ended December 31,
	2018	2017	2016
Net loss on foreign currency translations	$(478)	$(4,952)	$(270)

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

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Basic and Diluted Net Income Attributable to Common Stockholders per Common Share

Basic EPS is computed based upon the weighted average number of common shares outstanding for the year, excluding amounts associated with restricted shares.

Diluted EPS is computed based upon the weighted average number of common shares outstanding for the year plus the potential dilutive effect of common stock equivalents using the treasury stock method and the average market price of the Company’s common stock for the year. The potential dilutive effect of common stock includes stock options, convertible debt and unvested restricted stock. The dilutive effects of stock options and restricted stock awards are based on the treasury stock method. The dilutive effect of the assumed conversion of convertible debt is determined using the if-converted method. The after-tax effect of interest expense related to the convertible securities is added back to net income, and the convertible debt is assumed to have been converted into common shares at the beginning of the period.

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

Stock-Based Compensation

As of December 31, 2018, the Company maintains eight stock-based compensation plans.

The Company utilizes the Black-Scholes pricing model to determine the fair value of stock options on the dates of grant. Restricted stock awards are measured based on the fair market values of the underlying stock on the dates of grant. The Company recognizes stock-based compensation over the requisite service period with an offsetting credit to additional paid-in capital.

For the Company’s performance restricted stock awards, the Company estimates the number of shares the recipient is to receive by applying a probability of achieving the performance goals. The actual number of shares the recipient receives is determined at the end of the performance period based on the results achieved versus goals based on the performance targets, such as revenues and earnings before interest, tax, depreciation and amortization (“EBITDA”) after certain adjustments. Once the number of awards is determined, the compensation cost is fixed and continues to be recognized using straight line recognition over the requisite service period for each vesting tranche.

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

Table of Content
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
This ASU did not have a material effect on the Company’s consolidated financial statements as of the date of adoption.
Date of adoption: January 1, 2018.

Revenue

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

On January 1, 2018, the Company adopted Topic 606 applying the modified retrospective method to all contracts that were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for the prior period. The Company recorded a net reduction to opening retained earnings of approximately $10.1 million as of January 1, 2018 due to the cumulative impact of adopting Topic 606. The impact to revenues for the year ended December 31, 2018 was an increase of $29.4 million as a result of adopting Topic 606. The impact to costs was not material.

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

Table of Content
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

The transaction price is allocated to the separate performance obligations on a relative standalone selling price basis. The Company estimates standalone selling prices of software based on observable inputs of past transactions to similarly situated customers. When such observable data is not available for certain software licenses because there is a limited number of transactions or prices are highly variable, the Company will estimate the standalone selling price using the residual approach. Standalone selling prices of services are typically determined based on observable transactions when these services are sold on a standalone basis to similarly situated customers or estimated using a cost-plus margin approach.

Estimating the transaction price of variable consideration including the variable quantity subscription or transaction contracts in a multiple performance obligation arrangement requires significant judgment. The Company generally estimates this variable consideration at the most likely amount to which the Company expects to be entitled and in certain cases based on the expected value. The Company includes estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. The Company’s estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of the Company’s anticipated performance and all information (historical, current and forecasted) that is reasonably available. The Company reviews and update these estimates on a quarterly basis.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

The Company’s typical performance obligations include the following:

Performance Obligation	When Performance Obligation is Typically Satisfied	When Payment is Typically Due	How Standalone Selling Price is Typically Estimated
Software License
Software License	Upon shipment or made available for download (point in time)	Within 90 days of delivery	Observable transactions or residual approach when prices are highly variable or uncertain
Software License with significant customization	Over the performance of the customization and installation of the software (over time)	Within 90 days of services being performed	Residual approach
Hosting Services	As hosting services are provided (over time)	Within 90 days of services being provided	Estimated using a cost-plus margin approach
Professional Services
Consulting	As work is performed (over time)	Within 90 days of services being performed	Observable transactions
Customization	SaaS: Over the remaining term of the SaaS agreement License: Over the performance of the customization and installation of the software (over time)	Within 90 days of services being performed	Observable transactions
Transaction Services	As transaction is processed (over time)	Within 90 days of transaction	Observable transactions
Subscription Services
Customer Support	Ratably over the course of the support contract (over time)	Within 90 days of the start of the contract period	Observable transactions
SaaS	Over the course of the SaaS service once the system is available for use (over time)	Within 90 days of services being performed	Estimated using a cost-plus margin approach

Disaggregation of revenue

The Company disaggregates revenue from contracts with customers into the nature of the products and services and geographical regions. The Company’s geographic regions are the Americas, EMEA, and APAC. The majority of the Company’s revenue is from the Technology, Media and Telecom (collectively, “TMT”) sector.

	Twelve Months Ended December 31, 2018				Twelve Months Ended December 31, 2017
	Cloud	Digital	Messaging	Total	Cloud	Digital	Messaging	Total
Geography
Americas	$153,649	$86,422	$9,603	$249,674	$224,058	$106,629	$8,809	$339,496
APAC	—	5,954	35,397	41,351	—	6,506	23,208	29,714
EMEA	8,921	7,018	18,875	34,814	7,283	3,992	21,876	33,151
Total	$162,570	$99,394	$63,875	$325,839	$231,341	$117,127	$53,893	$402,361

Service Line
Professional Services	$14,232	$18,383	$11,539	$44,154	$29,211	$24,150	$5,292	$58,653
Transaction Services	9,025	9,706	—	18,731	11,831	19,024	—	30,855
Subscription Services	139,100	67,623	33,071	239,794	180,304	62,621	28,627	271,552
License	213	3,682	19,265	23,160	9,995	11,332	19,974	41,301
Total	$162,570	$99,394	$63,875	$325,839	$231,341	$117,127	$53,893	$402,361

Table of Content
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

A contract asset is a right to consideration that is conditional upon factors other than the passage of time. For example, the Company would record a contract asset if it records revenue on a professional services engagement but are not entitled to bill until the Company achieves specified milestones. Contract asset balance at December 31, 2018 is $4.1 million.

Amounts collected in advance of services being provided are accounted for as contract liabilities, which are presented as deferred revenue on the accompanying balance sheet and are realized with the associated revenue recognized under the contract. Nearly all of the Company's contract liabilities balance is related to services revenue, primarily subscription services contracts.

The Company’s contract assets and liabilities are reported in a net position on a customer basis at the end of each reporting period.

Significant changes in the contract liabilities balance (current and noncurrent) during the period are as follows (in thousands):

Contract Liabilities*
Balance - January 1, 2018	$115,009
Revenue recognized in the period	(262,709)
Amounts billed but not recognized as revenue	264,642
Balance - December 31, 2018	$116,942
________________________________

*	Comprised of Deferred Revenue

Revenues recognized during the year ended December 31, 2018 for performance obligations satisfied or partially satisfied in previous periods were immaterial.

Contract acquisition costs

In connection with the adoption of Topic 606 and the related cost accounting guidance under Accounting Standards Codification (“ASC”) 340, the Company is required to capitalize certain contract acquisition costs consisting primarily of commissions and bonuses paid when contracts are signed. The Company adopted Topic 606 on January 1, 2018 and capitalized $0.7 million in contract acquisition costs related to contracts that were not completed. For contracts that have a duration of less than one year, the Company follows a Topic 606 practical expedient and expenses these costs over the estimated customer life, because it does not pay commissions upon renewals that are commensurate with the initial contract. In the year ended December 31, 2018, the amount of amortization was $0.2 million and there was no impairment loss in relation to costs capitalized.

Contract Fulfillment Costs

Under ASC 340-40, the Company evaluates whether or not it should capitalize the costs of fulfilling a contract. Such costs would be capitalized when they are not within the scope of other standards and: (1) are directly related to a contract; (2) generate or enhance resources that will be used to satisfy performance obligations; and (3) are expected to be recovered. As of December 31, 2018, the Company had $5.8 million of capitalized contract fulfillment costs.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Transaction price allocated to the remaining performance obligations

Topic 606 requires that the Company disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of December 31, 2018. The Company has elected not to disclose transaction price allocated to remaining performance obligations for:

1.	Contracts with an original duration of one year or less, including contracts that can be terminated for convenience without a substantive penalty;

2.	Contracts for which the Company recognizes revenues based on the right to invoice for services performed;

3.
Variable consideration allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer a distinct good or service that forms part of a single performance obligation in accordance with Topic 606 Section 10-25-14(b), for which the criteria in Topic 606 Section 10-32-40 have been met. This applies to a limited number of situations where the Company is dependent upon data from a third party or where fees are highly variable.

Many of the Company’s performance obligations meet one or more of these exemptions. Specifically, the Company has excluded the following from the Company’s remaining performance obligations, all of which will be resolved in the period in which amounts are known:
•consideration for future transactions, above any contractual minimums
•consideration for success-based transactions contingent on third party data
•credits for failure to meet future service level requirements

As of December 31, 2018, the aggregate amount of transaction price allocated to remaining performance obligations, other than those meeting the exclusion criteria above, was $344.7 million, of which approximately 96.2% is expected to be recognized as revenues within 2 years, and the remainder thereafter.

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

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

In accordance with Topic 606, the disclosure of the impact of adoption to the Company’s Consolidated Balance Sheet and Consolidated Statement of Operations was as follows:

	December 31, 2018
	As Reported	Impacts of the New Revenue Standard	Adjusted amounts under prior GAAP
ASSETS
Current assets:
Cash and cash equivalents	$103,771	$—	$103,771
Restricted cash**	6,089	—	6,089
Marketable securities, current	28,230	—	28,230
Accounts receivable, net (1)	102,798	8,027	94,771
Prepaid expenses	45,058	—	45,058
Other current assets (2)	8,508	(641)	9,149
Total current assets	294,454	7,386	287,068
Marketable securities, non-current	6,658	—	6,658
Property and equipment, net	67,937	—	67,937
Goodwill	224,899	—	224,899
Intangible assets, net	98,706	—	98,706
Deferred tax assets	—	—	—
Other assets (2)	8,982	320	8,662
Equity method investment	1,619	—	1,619
Total assets	$703,255	$7,706	$695,549

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,576	$—	$13,576
Accrued expenses	59,545	—	59,545
Deferred revenues, current (3)	57,101	(12,134)	69,235
Short-term convertible debt, net of debt issuance costs	113,542	—	113,542
Total current liabilities	243,764	(12,134)	255,898
Lease financing obligation	9,494	—	9,494
Deferred tax liabilities	1,347	—	1,347
Deferred revenues, non-current (3)	59,841	1,869	57,972
Other liabilities	10,797	—	10,797
Redeemable noncontrolling interest	12,500	—	12,500
Commitments and contingencies (Note 9)
Series A Convertible Participating Perpetual Preferred Stock, $0.0001 par value; 10,000 shares authorized; 195 shares issued and outstanding at December 31, 2018	176,603	—	176,603
Stockholders’ equity:
Common stock, $0.0001 par value; 100,000 shares authorized, 49,836 and 52,024 shares issued; 42,674 and 46,965 outstanding at December 31, 2018 and December 31, 2017, respectively	5	—	5
Treasury stock, at cost (7,162 and 5,059 shares at December 31, 2018 and December 31, 2017, respectively)	(82,087)	—	(82,087)
Additional paid-in capital	534,673	—	534,673
Accumulated other comprehensive loss (4)	(30,383)	35	(30,418)
Accumulated deficit	(233,299)	17,936	(251,235)
Total stockholders’ equity	188,909	17,971	170,938
Total liabilities and stockholders’ equity	$703,255	$7,706	$695,549
________________________________

**	See Note 5. Investments in Affiliates and Related Transactions for related party transactions reflected in this account.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

	Twelve Months Ended December 31, 2018
	As Reported	Impacts of the New Revenue Standard	Adjusted amounts under prior GAAP
Net revenues (3)	$325,839	$29,367	$296,472
Costs and expenses:
Cost of revenues* (5)	158,802	841	157,961
Research and development	79,172	—	79,172
Selling, general and administrative (2)	122,112	202	121,910
Restructuring charges	12,375	—	12,375
Depreciation and amortization	117,654	—	117,654
Total costs and expenses	490,115	1,043	489,072
Loss from continuing operations	(164,276)	28,324	(192,600)
Interest income	7,770	—	7,770
Interest expense	(4,911)	(138)	(4,773)
Gain on extinguishment of debt	1,760	—	1,760
Other expense, net	(74,917)	(120)	(74,797)
Equity method investment loss, net	(28,600)	—	(28,600)
Loss from continuing operations, before taxes	(263,174)	28,066	(291,240)
Benefit for income taxes	17,894	—	17,894
Net loss from continuing operations	(245,280)	28,066	(273,346)
Net income from discontinued operations, net of tax**	18,288	—	18,288
Net loss	(226,992)	28,066	(255,058)
Net loss attributable to redeemable noncontrolling interests	8,837	—	8,837
Preferred stock dividend	(25,593)	—	(25,593)
Net loss attributable to Synchronoss	$(243,748)	$28,066	$(271,814)

Basic:
Continuing operations	$(6.51)	$0.69	$(7.20)
Discontinued operations**	0.46	—	0.46
	$(6.05)	$0.69	$(6.74)
Diluted:
Continuing operations	$(6.51)	$0.69	$(7.20)
Discontinued operations**	0.46	—	0.46
	$(6.05)	$0.69	$(6.74)
Weighted-average common shares outstanding:
Basic	40,277		40,277
Diluted	40,277		40,277
________________________________

*	Cost of revenues excludes depreciation and amortization which are shown separately.

**	See Note 3. Acquisitions and Divestitures for transactions classified as discontinued operations.

(1)	Reflects the impact of changes to the contract term as defined by the new revenue recognition standard.

(2)	Reflects capitalization of costs to obtain a contract.

(3)
Reflects the impact of changes in the delayed pattern of recognition on the Company’s professional services, timing of revenue recognition and allocation of purchase price on software license contracts and legally enforceable rights and obligations prior to when persuasive evidence of an arrangement exists.

(4)	Reflects the impact of foreign currency translation related to the above impacts.

(5)	Reflects the impact of amortization of third-party costs over the term of the contract.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

The table below shows Topic 606 Retained earnings reconciliation:

Cumulative catch up Topic 606 adjustment as of January 1, 2018	$(10,130)
Net loss from continued operations	28,066
Impact on Retained Earnings at December 31, 2018	$17,936

Standards issued not yet adopted

Leases

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires that the rights and obligations created by leases with a duration greater than 12 months be recorded as assets and liabilities on the balance sheet of the lessee. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company plans to adopt this standard as of January 1, 2019 using the modified retrospective approach for all leases entered into before the effective date. The Company has also elected the option, as permitted in ASU 2018-11, Leases (Topic 842): Targeted Improvements, whereby initial application of the new leases standard would occur at the adoption date and a cumulative-effect adjustment would be recognized to the opening balance of retained earnings in the period of adoption. For comparability purposes, the Company will continue to comply with existing disclosure requirements in accordance with existing lease guidance for all periods presented in the year of adoption.

The Company will elect to apply the transition requirements as of January 1, 2019 and as such, the Company will neither restate comparative periods for the effects of applying ASC 842 nor provide the disclosures required by ASC 842 for the comparative periods. In addition, there are several practical expedients and accounting policy elections offered within ASC 842 to both ease the transition to, and simplify the adoption of, ASC 842. In connection therewith, the Company plans to elect the package of transition practical expedients related to lease identification, lease classification, and initial direct costs. The Company also plans to elect the lessor practical expedient to not separate lease and non-lease components when the requisite criteria is met to be treated as such. In addition, the Company plans to make the following accounting policy elections: (1) the Company will not separate lease and non-lease components by class of underlying asset (2) the Company will apply the portfolio approach, specifically in the development of the Company’s discount rates (3) the Company will apply the short-term lease exemption by class of underlying asset (4) the Company will apply a capitalization threshold policy.

Upon adoption of this standard, the Company expects to recognize additional assets and liabilities upon implementation of ASC Topic 842 ranging from $60 million to $70 million to reflect right-of-use assets and lease liabilities as of January 1, 2019. The Company is still finalizing the impact of adopting this new accounting standard on its financial statement.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Standard	Description	Effect on the financial statements
Update 2018-17-Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities
For entities other than private companies, the amendments in this Update are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The amendments in this Update are effective for a private company for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. All entities are required to apply the amendments in this Update retrospectively with a cumulative-effect adjustment to retained earnings at the beginning of the earliest period presented. Early adoption is permitted.
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

The Company is currently reviewing its cloud computing arrangements to evaluate the impact of adoption of the final guidance but does not expect that the pending adoption of this ASU will have a material effect on its consolidated financial statements.

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
The Company does not expect the adoption of this standard to have a material effect on its consolidated financial statements.
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
Date of adoption: January 1, 2020.

Segment and Geographic Information

The Company’s chief operating decision‑maker is the Principal Executive Officer, who reviews financial information presented on a consolidated basis for purposes of making operating decisions. However, in assessing financial performance and allocating resources, the Company considers the markets in which it operates. The Company has determined that it currently operates in two business segments: (i) providing cloud solutions and software‑based activation for connected devices globally and (ii) enterprise solutions. Given the size of the Company’s enterprise segment, and the Company’s shift in focus toward the telecommunications, media and technology (“TMT”) market, the Company concluded that it has one reportable segment. Although the Company operates in North America, Europe and Asia‑Pacific a majority of the Company’s revenue and long-lived assets are in the U.S.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Revenues by geography are based on the billing addresses of the Company’s customers. The following tables set forth revenues and property and equipment, net by geographic area:

	Year Ended December 31,
	2018	2017	2016
Revenues
Domestic	$249,674	$334,970	$360,891
Foreign	76,165	67,391	65,403
Total	$325,839	$402,361	$426,294

	Year Ended December 31,
	2018	2017
Property and equipment, net:
Domestic	$59,054	$106,727
Foreign	8,883	5,098
Total	$67,937	$111,825

3. Acquisitions and Divestitures

2018 Transactions

Acquisition

Honeybee

In May 2018, the Company completed the acquisition of the honeybee software business (“honeybee”), a provider of digital solutions targeted at optimizing the customer experience from Dixons Carphone plc which offers a digital transformation platform that makes it easier for companies to design and launch omni-channel customer journeys. Consideration paid by the Company consisted of approximately $9.7 million in cash at the time of closing and deferred consideration of $8.7 million to be paid over the next three years. As of December 31, 2018, the balance sheet reflected intangible assets, other long term receivables and net working capital in the amount of $8.1 million, $8.7 million and $1.6 million, respectively. The Company is currently evaluating the impact of any changes in net working capital balances.

Customers of the honeybee platform, such as mobile operators and other communication service providers, can rapidly create and adapt digital sales processes for contact centers, retail stores, and online channels. This helps reduce complexity for the end-user as well as internal employees, while delivering a single customer experience at all touch-points and improved business outcomes such as reduced cost and increased revenue. The acquisition did not have a material impact on the Company’s Consolidated Statements of Operations.

Divestitures

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

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

During the fourth quarter of 2017, the Company entered into a termination agreement with Goldman to terminate the venture, and provide a perpetual, irrevocable license of the venture’s intellectual property for use in Goldman’s back-office. As part of the agreement, the Company was relieved of any future obligations to support Goldman’s use of the software. The venture formally ended in the first quarter of 2018 resulting in the elimination of the Company’s associated noncontrolling interest balance and an increase to additional paid in capital balance of $12.8 million on the Company’s Consolidated Balance Sheet.

2017 Transactions

Intralinks

Acquisition

On January 19, 2017, the Company purchased all outstanding shares of Intralinks Holdings, Inc. (“Intralinks”). In connection with the acquisition, the Company entered into a $900.0 million senior secured term loan (the “2017 Term Facility”), as of the date of acquisition. Intralinks is a global technology provider of Software as a service (“SaaS”) solutions for secure enterprise content collaboration within and among organizations. Intralinks’ cloud-based solutions enable organizations to securely manage, control, track, search, exchange and collaborate on sensitive information inside and outside the firewall. The total purchase price consideration consisted of the repayment of existing Intralinks indebtedness, and non-cash consideration for services rendered on unvested Intralinks equity awards that were converted into the Company equity awards on the acquisition date. The acquisition was primarily funded from the proceeds of the $900.0 million credit agreement as of the date of acquisition (See Note 10. Debt for further discussion regarding the credit agreement).

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

Table of Content
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

Table of Content
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

In accordance with the terms of the Share Purchase Agreement dated as of October 17, 2017 (the “PIPE Purchase Agreement”), with Silver Private Holdings I, LLC, an affiliate of Siris (“Silver”), on February 15, 2018, the Company issued to Silver 185,000 shares of its newly issued Series A Convertible Participating Perpetual Preferred Stock (the “Series A Preferred Stock”), par value $0.0001 per share, with an initial liquidation preference of $1,000 per share, in exchange for $97.7 million in cash and the transfer from Silver to us of the 5,994,667 shares of our common stock held by Silver (the “Preferred Transaction”). In connection with the issuance of the Series A Preferred Stock, we (i) filed a Certificate of Designation with the State of Delaware setting forth the rights, preferences, privileges, qualifications, restrictions and limitations on the Series A Preferred Stock (the “Series A Certificate”) and (ii) entered into an Investor Rights Agreement with Silver setting forth certain registration, governance and preemptive rights of Silver with respect to us (the “Investor Rights Agreement”). See Note 12. Capital Structure for further discussion.

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

SpeechCycle

Table of Content
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

Acquisition-Related Costs

Total acquisition-related costs recognized during the year ended December 31, 2018, 2017 and 2016 including transaction costs such as legal, accounting, valuation and other professional services, were $0.1 million, $13.0 million and $10.9 million, respectively, and are included in selling, general and administrative expense in the Consolidated Statements of Operations.

4. Fair Value Measurements

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

The following is a summary of assets, liabilities and redeemable noncontrolling interests and their related classifications under the fair value hierarchy:

	December 31, 2018
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Cash, cash equivalents and restricted cash (1)	$109,860	$109,860	$—	$—
Marketable securities-short term (2)	28,230	—	28,230	—
Marketable securities-long term (2)	6,658	—	6,658	—
Total assets	$144,748	$109,860	$34,888	$—
Temporary equity
Redeemable noncontrolling interests (3)	$12,500	$—	$—	$12,500
Total temporary equity	$12,500	$—	$—	$12,500

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

	December 31, 2017
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Cash, cash equivalents and restricted cash (1)	$246,125	$246,125	$—	$—
Marketable securities-short term (2)	3,111	—	3,111	—
Total assets	$249,236	$246,125	$3,111	$—
Liabilities
Contingent interest derivative (4)	$193	$—	$—	$193
Mandatorily redeemable financial instrument (5)	$37,959	$—	$—	$37,959
Total liabilities	$38,152	$—	$—	$38,152
Temporary Equity
Redeemable noncontrolling interests (3)	$25,280	$—	$—	$25,280
Total temporary equity	$25,280	$—	$—	$25,280
________________________________

(1)	Cash equivalents primarily included money market funds.

(2)	Marketable securities are comprised of municipal bonds, certificates of deposit. corporate bonds, treasury bonds, and mutual funds.

(3)	Put arrangements held by the noncontrolling interests in certain of the Company’s joint ventures.

(4)	Contingent interest derivative related to convertible debt is included in accrued expenses, for further details see Note 10 - Debt.

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

Marketable Securities

The Company utilizes the market approach to measure fair value for its financial assets. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets. The Company’s marketable securities investments classified as Level 2 primarily utilize broker quotes in a non-active market for valuation of these securities. No transfers of assets between Level 1, Level 2 and Level 3 of the fair value measurement hierarchy occurred during the year ended December 31, 2018.

For marketable debt securities, unrealized gains and losses are reported as a component of accumulated other comprehensive income in stockholders’ equity. The cost of securities sold is based on the specific identification method. The Company evaluates investments with unrealized losses to determine if the losses are other than temporary. The Company has determined that the gross unrealized losses at December 31, 2018 and 2017 are temporary. In making this determination, the Company considered the financial condition, credit ratings and near-term prospects of the issuers, the underlying collateral of the investments, and the magnitude of the losses as compared to the cost and the length of time the investments have been in an unrealized loss position. Additionally, while the Company classifies the securities as available for sale, the Company does not currently intend to sell such investments and it is more likely than not to recover the carrying value prior to being required to sell such investments.

The marketable equity securities are mutual funds measured at fair value and classified within Level 2 in the fair value hierarchy. Upon the adoption of ASU 2016-01 on January 1, 2018, unrealized gains and losses related to our marketable equity securities were recognized in other income (expense), net. The adoption of ASU 2016-01 did not have a material impact on the consolidated financial statements as there was no activity prior to 2018 and insignificant activity in the current year.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

At December 31, 2018 and December 31, 2017, the estimated fair value of investments in marketable debt securities, were as follows:

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities - debt:
Certificates of deposit	$3,776	$—	$(16)	$3,760
Corporate bonds	402	—	(1)	401
Municipal bonds	10,913	—	(32)	10,881
Treasury bonds	15,685	—	—	15,685
Total	$30,776	$—	$(49)	$30,727

As of December 31, 2018, an insignificant amount of accumulated unrealized losses related to investments that have been in a continuous unrealized loss position for 12 months or longer. The aggregate fair value of investment with unrealized losses was approximately $14.9 million.

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities - debt:
Certificates of deposit	$250	$—	$—	$250
Municipal bonds	2,867	—	(6)	2,861
Total	$3,117	$—	$(6)	$3,111

As of December 31, 2017, the aggregate related fair value of investment with unrealized losses was approximately $2.9 million.

The contractual maturities of marketable debt securities were as follows:

	December 31, 2018
	Amortized Cost	Fair Value
Due within one year	$24,093	$24,069
Due after 1 year through 5 years	6,328	6,304
Due after 5 years through 10 years	355	354
Due after 10 years	—	—
Total marketable securities - debt	$30,776	$30,727

At December 31, 2018 and December 31, 2017, the estimated fair value of investments in marketable equity securities, were as follows:

Balance at December 31, 2017	$—
Mutual funds purchases	4,161
Realized gains (losses)	—
Balance at December 31, 2018	$4,161

Table of Content
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

The changes in fair value of the Company’s Level 3 redeemable noncontrolling interests during the year ended December 31, 2018 were as follows:

Balance at December 31, 2017	$25,280
Fair value adjustment	(3,943)
Net loss attributable to redeemable noncontrolling interests	(8,837)
Balance at December 31, 2018	$12,500

Fair Value of PIK Note

The fair value of the PIK note was estimated by applying an income approach using a discounted cash flow analysis to derive the fair value of the Sequential Technology International Holdings LLC (“STIH”) interest in Sequential Technology International, LLC (“STIN”), the collateral supporting the PIK Note. Additionally, the Company considered synthetic credit ratings of comparable notes in the market. This fair value measurement is based on significant inputs that are not observable in the market and thus represents a Level 3 measurement. Significant changes in the underlying assumptions used to value the PIK note, for impairment, such as discount rate, credit rating, and growth rates could significantly increase or decrease the fair value estimates recorded in the Consolidated Balance Sheets. For further details see Note 5. Investments in Affiliates and Related Transactions.

5. Investments in Affiliates and Related Transactions

Sequential Technology International, LLC

The Company includes investments, which are accounted for using the equity method, under the caption equity method investment on the Company’s Consolidated Balance Sheets. As of December 31, 2018, the Company’s investments in equity interests was comprised of $1.6 million related to a 30% equity interest in STIN.

STIH, which holds a 70% equity interest in STIN, also holds a senior note issued by a Third Party (“Third-Party Note” or “Seller Note”). The Third-Party Note is secured against STIH’s equity interest in STIN and is senior to the Company’s equity interest in STIN. Under the arrangement, cash dividends due to the Company from STIN, other than required cash distributions made for tax purposes, are deferred until the Third-Party Note is paid in full. As of December 31, 2018, all the amounts under the Third-Party Note are paid in full. Under the terms of a paid-in-kind purchase money note (the “PIK Note”) issued to the Company by STIH, deferred distributions are added to the amounts outstanding under the PIK Note.

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

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

For the year ended December 31, 2018 and 2017, the Company recognized $25.7 million and $26.0 million, respectively in revenue related to Cloud Telephony and Support services, and $2.1 million and $1.7 million, respectively, in revenue related to all other services.

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

During the fourth quarter of 2018, the Company determined that its investment in STIN was other-than-temporarily impaired due to the deteriorating financial position of the investee. As a result, the Company estimated the fair value of its investment in STIN using a combination of the income and market approach and recorded a non-cash, other-than-temporary impairment of $22.9 million. The discounted cash flow fair value estimate is based on known or knowable information at the interim measurement date. The significant assumptions that were used to develop the estimate of the fair value under the discounted cash flow method include management’s best estimates of the expected future results and a discount rate of 20.0% percent. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As such, the fair value of the equity method investment and its underlying assets represents a Level 3 measurement. As a result, actual results may differ from the estimates and assumptions made for purposes of this impairment analysis.

PIK Note

The following is a summary of the PIK Note related balances:

	Seller Note	Impairment	Unamortized Discount	Loan Accrued Interest	Distribution Note	Distribution interest	Total
December 31, 2017	$83,000	$(14,562)	$(12,162)	$11,096	$6,187	$425	$73,984
Activity	—	(84,314)	438	6,103	3,293	496	(73,984)
December 31, 2018	$83,000	$(98,876)	$(11,724)	$17,199	$9,480	$921	$—

During the year ended December 31, 2018, STIN distributed approximately $3.3 million to the Company, which was recognized as reduction in the Company’s equity investment in STIN and a corresponding adjustment to increase the PIK Note. Amounts were used by STIH to facilitate accelerated payment on the Third-Party Note held by STIH.

Amendment and Impairment of PIK Note

Effective July 2018, the Company entered into an amendment with STIH to modify the terms, of the PIK Note (“PIK Amendment”). The PIK Amendment modified the terms of the arrangement, lowering the interest rate from LIBOR plus 1100 basis points to a rate equal to the sum of LIBOR plus 300 basis points per annum. Additionally, the PIK Amendment provided relief on required payments, to allow STIH to continue its operations.

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

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

as a qualified distribution subject to PIK under the distribution note and (iii) the terms of the arrangement were significantly below market for which no consideration was granted to the Company.

The troubled debt restructuring resulted in an impairment on the PIK Note, as amended by the PIK Amendment, in the amount of $18.2 million. Subsequent to the modification, STIN experienced further business declines. No payments on the PIK note were received from STIN subsequent to the modification and there were no indications from STIN as a result of the further business declines that any future payments would be received. Accordingly, the Company determined that collectability of the PIK note is no longer probable and recorded an impairment charge for the remaining balance of $66.1 million.

The STIN affiliate balances and their classification in the Consolidated Balance Sheet as of December 31, 2018, were as follows:

	December 31, 2018	December 31, 2017
Restricted cash (A)	$—	$118
Accounts receivable (B)	27,532	18,033
Total assets	$27,532	$18,151

Accrued expenses (A)	—	118
Total liabilities	$—	$118
________________________________

(A)
The Company collected zero and $0.1 million from STIN customers, on behalf of STIN, which remained outstanding as of December 31, 2018 and December 31, 2017, respectively. This amount has been classified in short-term restricted cash and in accrued expenses on the Consolidated Balance Sheets.

(B)
These amounts principally included revenues generated from the Cloud and Telephony Support Services agreement and pass-through of vendor expenses incurred during the transition and assignment of vendor contracts.

6. Property and Equipment

Property and equipment consist of the following:

	December 31,
	2018	2017
Computer hardware	$246,373	$250,453
Computer software	64,530	62,335
Construction in-progress	651	471
Furniture and fixtures	9,408	7,736
Building	8,808	8,808
Leasehold improvements	23,602	19,591
	353,372	349,394
Less: Accumulated depreciation	(285,435)	(237,569)
	$67,937	$111,825
Depreciation expense was approximately $55.8 million, $57.0 million, and $51.8 million for 2018, 2017, and 2016, respectively. Amortization of property and equipment recorded under capital leases are included in depreciation expense.

Table of Content
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

The following table shows the adjustments to goodwill during 2018 and 2017:

Balance at December 31, 2016	$224,651
Divestitures	(1,854)
Reclassifications adjustments and other	181
Translation adjustments	14,325
Balance at December 31, 2017	$237,303
Acquisitions	2,156
Impairment	(9,100)
Reclassifications adjustments and other	—
Translation adjustments	(5,460)
Balance at December 31, 2018	$224,899

The reclassification adjustments and other of nil and $0.2 million for the years 2018 and 2017 are primarily related to purchase accounting adjustments and a change in the Company’s deferred tax asset in connection with a pre-acquisition tax loss, respectively.

When performing its annual impairment test, the Company compares the fair value of each reporting unit to its carrying amount with the fair values derived from the market approach the income approach. Under the market approach, the Company estimates fair value based on market multiples of revenue and earnings derived from comparable publicly-traded companies with similar operating and investment characteristics as the reporting unit. The Company weights the fair value derived from the market approach depending on the level of comparability of these publicly-traded companies to the reporting unit. When market comparables are not meaningful or not available, the Company estimates the fair value of a reporting unit using only the income approach. Under the income approach, the Company estimates the fair value of a reporting unit based on the present value of estimated future cash flows. The Company bases cash flow projections on management’s estimates of revenue growth rates and operating margins, taking into consideration industry and market conditions. The Company bases the discount rate on the weighted-average cost of capital adjusted for the relevant risk associated with business-specific characteristics and the uncertainty related to the reporting unit’s ability to execute on the projected cash flows.

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

The Company recorded a $9.1 million impairment charge on the Zentry joint venture in 2018 as a result of various business changes to Zentry, which ultimately led the Company to sunset certain Zentry product offerings. The Company evaluated the

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

impact of these business changes and determined that the future cash flows generated by the assets were not sufficient to support its recoverability and accordingly, the Company recognized an impairment charge for Zentry’s outstanding goodwill. The Company did not recognize goodwill impairment charges for the years ended December 31, 2017 and 2016.

Other Intangible Assets

The Company’s intangible assets with definite lives consist primarily of technology, capitalized software, trade names, and customer lists and relationships. These intangible assets are being amortized on the straight-line method over the estimated useful lives of the assets. Amortization expense related to intangible assets for the years ended December 31, 2018, 2017 and 2016 was $41.3 million, $36.9 million and $43.1 million, respectively.

The Company recognized impairment charges to its intangible assets of $11.0 million, $1.0 million, and $11.1 million for the years ended December 31, 2018, 2017 and 2016 respectively. The Company includes these impairments within depreciation and amortization in its Consolidated Statements of Operations. The 2018 impairment charge was incurred to the outstanding Zentry intangible assets for the same reasons discussed above.

The Company’s intangible assets consist of the following:

	December 31, 2018
	Cost	Accumulated Amortization	Net
Technology	$100,896	$(73,271)	$27,625
Customer lists and relationships	127,755	(75,123)	52,632
Capitalized software and patents	33,710	(15,261)	18,449
Trade name	2,546	(2,546)	—
	$264,907	$(166,201)	$98,706

	December 31, 2017
	Cost	Accumulated Amortization	Net
Technology	$124,799	$(70,608)	$54,191
Customer lists and relationships	128,170	(62,905)	65,265
Capitalized software and patents	19,792	(7,115)	12,677
Trade name	2,559	(2,525)	34
	$275,320	$(143,153)	$132,167

Estimated future amortization expense of its intangible assets for the next five years is as follows:

Year ending December 31,
2019	$31,954
2020	20,107
2021	12,902
2022	10,168
2023	5,846
Thereafter	17,729
Total	$98,706

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

8. Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2018	2017
Accrued compensation and benefits	$26,840	$22,679
Accrued professional service fees	8,177	31,535
Accrued telecommunications	1,758	3,028
Accrued income taxes payable	1,394	2,810
Accrued preferred dividend	7,075	—
Accrued other	14,301	12,687
Total	$59,545	$72,739

9. Commitments, Contingencies and Other

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

Aggregate annual future minimum payments under these non-cancelable agreements are as follows:

Year ending December 31,	Colocation	Operating Leases	Capital Leases
2019	$18,868	$10,563	$2,627
2020	18,426	11,413	1,594
2021	43	10,533	1,594
2022	—	10,014	1,594
2023 and thereafter	—	37,954	7,438
	$37,337	$80,477	$14,847

Rent expense for the years ended December 31, 2018, 2017 and 2016 was $11.7 million, $10.6 million and $8.5 million respectively.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

10. Debt

Total debt consists of the following:

	December 31, 2018	December 31, 2017
Convertible Senior Notes	$113,980	$230,000
Unamortized debt issuance cost (1)	(438)	(2,296)
Total debt, carrying value	$113,542	$227,704
Total short-term debt, carrying value	$113,542	$—
Total long-term debt, carrying value	$—	$227,704
________________________________

(1)	Unamortized debt issuance cost is related to Convertible Senior Notes.

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

Holders of the 2019 Notes who convert their notes in connection with a qualifying fundamental change, as defined in the related indenture, may be entitled to a make-whole premium in the form of an increase in the conversion rate. Additionally, following the occurrence of a fundamental change, holders may require that the Company repurchase some or all of the 2019 Notes for cash at a repurchase price equal to 100% of the principal amount of the notes being repurchased, plus accrued and unpaid interest, if any. As of December 31, 2018, none of these conditions existed with respect to the 2019 Notes.

Included in the definition of a fundamental change is whether the Company’s common stock ceases to be listed or quoted on Nasdaq. In May 2018, trading of the Company’s common stock was suspended on Nasdaq, however, it was not delisted. On September 26, 2018, the Company received notice, that the Nasdaq Listing Qualifications Staff (the “Staff”) approved the listing of its common stock on Nasdaq. The result of this approval caused the suspension of trading in Company’s common stock on The Nasdaq Stock Market to be lifted. On November 2, 2018, we retired approximately $116.0 million of the 2019 Notes as part of a settlement agreement entered into on November 1, 2018, among us, Indaba Capital Fund, L.P and Westwood Management Corp. related to the BNY Action and, as a result the parties filed a stipulation of dismissal of the BNY Action. For additional information regarding this litigation, see Item 3. “Legal Proceedings” contained in this Form 10-K.

The 2019 Notes are the Company’s direct senior unsecured obligations and rank equal in right of payment to all of the Company’s existing and future unsecured and unsubordinated indebtedness.

During the years ended December 31, 2018, 2017 and 2016 interest expense for the Company’s 2019 Notes related to the contractual interest coupon was $1.6 million, $1.7 million and $1.7 million respectively.

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

Table of Content
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

The Company received a notice of default from holders of more than 25% of the outstanding principal amount of the 2019 Notes on October 13, 2017. In accordance with the terms of the 2019 Notes, the Company elected to begin paying additional interest starting January 11, 2018 (the 90th day following the Company’s receipt of the notice of default). As a result of the Company regaining compliance with its SEC filing requirements, the Company was no longer required to pay the additional interest as of July 9, 2018. The Company was required to record a derivative related to this contingent interest as a liability and expense in its financial statements due to the late filings of the Company’s quarterly reports on Form 10-Q in 2017. At December 31, 2018, the recorded contingent interest derivative liability within accrued expenses was zero as a result of Company regaining compliance with its SEC filing requirements.

2019 Notes Notice

On June 13, 2018, The Bank of New York Mellon, in its capacity as trustee (the “Trustee”) under the indenture dated as of August 12, 2014 (the “Indenture”) governing for the 2019 Notes, filed a verified complaint with the Court of Chancery of the State of Delaware, captioned The Bank of New York Mellon, as Indenture Trustee v. Synchronoss Technologies, Inc. (the “BNY Action”). The BNY Action complaint alleges that a “Fundamental Change” has occurred under the Indenture as a result of the Company’s Common Stock ceasing to be listed or quoted on Nasdaq and that an event of default under the Indenture has occurred as a result of the Company’s failure to provide a notice of such Fundamental Change which, if true, following notice from holders of more than 25% of the outstanding principal under the Notes would trigger the acceleration of the principal and interest outstanding under the 2019 Notes, which otherwise mature on August 15, 2019. On November 2018, the parties filed a stipulation of dismissal of the BNY Action. For further details, see Note 18. Legal Matters.

On November 2, 2018, the Company retired $116.0 million of 2019 Notes as a part of settlement agreement entered into on November 1, 2018, among the Company, Indaba Capital Fund, L.P. (“Indaba”) and Westwood Management Corp. (“Westwood”) related to the BNY Action. For further details see Note 18. Legal Matters.

At December 31, 2018, the carrying amount of the liability was $113.5 million and the outstanding principal of the 2019 Notes was $114.0 million, with an effective interest rate of approximately 1.37%. The fair value of the 2019 Notes was $109.7 million at December 31, 2018. The fair value of the liability of the 2019 Notes was determined using a discounted cash flow model based on current market interest rates available to the Company. These inputs are corroborated by observable market data for similar liabilities and therefore classified within Level 2 of the fair-value hierarchy.

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

The 2017 Term Facility initially bore interest at a rate equal to, at the Company’s option, the adjusted LIBOR rate for an applicable interest period or an alternate base rate, in each case, plus an applicable margin of 2.75% or 1.75%, respectively. The Revolving Facility initially bore an interest at a rate equal to, at the Company’s option, the adjusted LIBOR rate or an alternate base rate, in each case, plus an applicable margin of 2.50% or 1.50%, respectively, subject to step-downs based on the Company’s ratio of first lien secured debt to adjusted EBITDA, as defined in the 2017 Credit Agreement. The Company paid a commitment fee in the range of 0.25% to 0.375% on the unused balance of the Revolving Facility. Interest was payable quarterly under the 2017 Credit Agreement.

Table of Content
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

Table of Content
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

Repayment of 2017 Credit Agreement

In connection with the consummation of the Intralinks divestiture (See Note 3. Acquisitions and Divestitures), the Company utilized a portion of the proceeds from the Intralinks divestiture to repay all outstanding obligations under the 2017 Credit Agreement. In connection therewith, the Company delivered all notices and took all other actions to facilitate and cause the termination of the 2017 Credit Agreement, the repayment in full of all obligations then outstanding thereunder and the release of any security interests in connection therewith, effective as of November 14, 2017. The aggregate payoff amount was approximately $897.5 million and included all accrued interest, fees and prepayment penalties associated therewith. The Company incurred approximately $29.4 million of a loss on the extinguishment of the 2017 Credit Agreement for the year ended December 31, 2017.

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

Table of Content
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

Interest expense

The following table summarizes the Company’s interest expense:

	Twelve Months Ended December 31,
	2018	2017	2016
Amended Credit Facility
Amortization of debt issuance costs	$—	$748	$233
Commitment fee	—	25	415
Interest on borrowings	—	24	877
2017 Term Facility
Amortization of debt issuance costs	—	2,915	—
Interest on borrowings	—	35,327	—
Contingent Interest Derivative	—	2,489	—
Amendment fees paid to third parties	—	5,716	—
Revolving Facility
Amortization of debt issuance costs	—	646	—
Commitment fee	—	494	—
Amendment fees paid to third parties	—	1,662	—
Convertible Senior Notes
Amortization of debt issuance costs	1,294	1,413	1,413
Interest on borrowings	1,578	1,725	1,725
Additional interest on default	191	193	—
Capital leases	964	971	—
Other	884	1,423	2,751
Total	$4,911	$55,771	$7,414

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

11. Accumulated Other Comprehensive (Loss) / Income

The changes in accumulated other comprehensive (loss) income during the year ended December 31, 2018, 2017 and 2016 were as follows:

	Balance at December 31, 2017	Other comprehensive loss	Tax effect	Balance at December 31, 2018
Foreign currency	$(20,284)	$(6,152)	$—	$(26,436)
Unrealized loss on intra-entity foreign currency transactions	(3,085)	(1,263)	442	(3,906)
Unrealized holding losses on marketable debt securities	(4)	(37)	—	(41)
Total	$(23,373)	$(7,452)	$442	$(30,383)

	Balance at December 31, 2016	Other comprehensive income	Tax effect	Balance at December 31, 2017
Foreign currency	$(37,311)	$17,027	$—	$(20,284)
Unrealized income (loss) on intra-entity foreign currency transactions	(5,017)	3,322	(1,390)	(3,085)
Unrealized holding gains (losses) on marketable debt securities	(22)	28	(10)	(4)
Total	$(42,350)	$20,377	$(1,400)	$(23,373)

	Balance at December 31, 2015	Other comprehensive (loss) income	Tax effect	Balance at December 31, 2016
Foreign currency	$(33,197)	$(4,114)	$—	$(37,311)
Unrealized (loss) income on intra-entity foreign currency transactions	(4,292)	(789)	64	(5,017)
Unrealized holding gains (losses) on marketable debt securities	(25)	5	(2)	(22)
Total	$(37,514)	$(4,898)	$62	$(42,350)

12. Capital Structure

As of December 31, 2018, the Company’s authorized capital stock was 110 million shares of stock with a par value of $0.0001, of which 100 million shares were designated as common stock and 10 million shares were designated as preferred stock. There were no significant changes to Company’s authorized capital stock and preferred stock during the year ended December 31, 2018.

Common Stock

Each holder of common stock is entitled to vote on all matters and is entitled to one vote for each share held. Dividends on common stock will be paid when, and if, declared by the Company’s Board of Directors. No dividends have ever been declared or paid by the Company.

Treasury Stock

On February 4, 2016, the Company announced that the Board of Directors approved a share repurchase program under which the Company may repurchase up to $100.0 million of its outstanding common stock for 12 to 18 months following the announcement. In 2016, the Company repurchased approximately 1.3 million shares of the Company’s common stock under this program for an aggregate repurchase price of $40.0 million. There were no share repurchases in 2017. In 2018, in connection with execution of the Share Purchase Agreement, the Company received 6.0 shares of Synchronoss common stock, which have been recorded as Treasury shares as of December 31, 2018. Additionally, the Company retired 3.9 million shares of Common Stock that were previously repurchased in prior years. Any related additional paid in capital and par values were removed from the Common Stock numbers.

Table of Content
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

As of December 31, 2018, there were 195,181 shares of Series A Preferred Stock outstanding, including the initial issuance of 185,000 shares of Series A Preferred Stock and the issuance of 10,181 shares as preferred dividends.

In accordance with the terms of the PIPE Purchase Agreement with Silver on February 15, 2018, Silver exercised its option to complete the Preferred Transaction. In connection with the issuance of the Series A Preferred Stock, the Company (i) filed the certificate of designations to its certificate of incorporation to establish the rights, preferences, privileges, qualifications, restrictions and limitations of the Series A Preferred Stock (the “Series A Certificate”) and (ii) entered into the Investor Rights Agreement setting forth certain registration, governance and preemptive rights of Silver with respect to Synchronoss. Pursuant to the PIPE Purchase Agreement, at the closing, the Company paid to Siris $5.0 million as a reimbursement of Silver’s reasonable costs and expenses incurred in connection with the Preferred Transaction. In connection with execution of the Preferred Transaction, Silver delivered 5,994,667 shares of Synchronoss common stock, which have been recorded as Treasury shares as of December 31, 2018.

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

On and after the fifth anniversary of February 15, 2018, holders of shares of Series A Preferred Stock have the right to cause the Company to redeem each share of Series A Preferred Stock for cash in an amount equal to the sum of the current liquidation preference and any accrued dividends. Each share of Series A Preferred Stock is also redeemable at the option of the holder upon the occurrence of a “Fundamental Change” (as that term is defined in the Series A Certificate) at a specified premium (“Liquidation Value”). In addition, the Company is also permitted to redeem all outstanding shares of the Series A Preferred Stock at any time (i) within the first 30 months of the date of issuance for the sum of the then-applicable Liquidation Preference, accrued but unpaid dividends and a make whole amount (known as “Redemption Value”) and (ii) following the 30-month anniversary of the date of issuance for the sum of the then-applicable Liquidation Preference and the accrued but unpaid dividends. As of December 31, 2018, the Liquidation Value and Redemption Value of the Preferred Shares was $251.9 million.

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

A summary of the Company’s Series A Convertible Participating Perpetual Preferred Stock balance at December 31, 2018 and changes during the year ended December 31, 2018, are presented below:

	Preferred Stock
	Shares	Amount
Balance at December 31, 2017	—	$—
Issuance of preferred stock	185	185,000
Initial discount and issuance costs related to preferred stock	—	(19,840)
Amortization of preferred stock issuance costs	—	1,262
Issuance of preferred PIK dividend	10	10,181
Balance at December 31, 2018	195	$176,603

Registration Rights

There were no significant changes to Company’s registration rights during the year ended December 31, 2018.

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

Table of Content
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

There were no significant changes to Company’s Stock Plans during the year ended December 31, 2018. As of December 31, 2018, there were zero shares available for the grant or award under the Company’s 2015 Plan and 0.4 million shares available for the grant or award under the Company’s new hire equity incentive plan.

During the year ended December 31, 2018, the Company granted awards to purchase an aggregate of 0.1 million shares under the Company’s 2015 Plan, none of which awards are vested as of December 31, 2018. If there is an insufficient number of shares available under the 2015 Plan for issuance upon vesting and subsequent exercise of such awards, the Company intends to settle such awards for cash. These awards as well the Company’s performance awards granted to executives under the 2018 grant have been accounted for as liability awards, due to the Company’s intent and the ability to settle such awards in cash upon vesting and has reflected such awards in accrued expenses. As of December 31, 2018, the liability for such awards is approximately $0.4 million.

Stock-Based Compensation

The following table summarizes stock-based compensation expense related to all of the Company’s stock awards included by operating expense categories, as follows:

	Twelve Months Ended December 31,
	2018	2017	2016
Cost of revenues	$4,370	$4,602	$7,310
Research and development	6,055	6,030	8,891
Selling, general and administrative	17,179	11,863	17,977
Total stock-based compensation expense	$27,604	$22,495	$34,178

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

The following table summarizes stock-based compensation expense related to all of the Company’s stock awards included by award types, as follows:

	Twelve Months Ended December 31,
	2018	2017	2016
Stock options	$7,368	$6,311	$7,778
Restricted stock awards	20,236	15,802	25,583
Employee Stock Purchase Plan	—	382	817
Total stock-based compensation before taxes	27,604	22,495	34,178
Tax benefit	$5,387	$3,921	$11,108

The total stock-based compensation cost related to unvested equity awards as of December 31, 2018 was approximately $38.7 million. The expense is expected to be recognized over a weighted-average period of approximately 2.36 years.

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

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

There were no significant changes to Company’s Stock Option Plans during the year ended December 31, 2018.

The Company uses the Black-Scholes option pricing model for determining the estimated fair value for stock options. The weighted-average assumptions used in the Black-Scholes option pricing model are as follows:

	Twelve Months Ended December 31,
	2018	2017	2016
Expected stock price volatility	65.5%	57.0%	45.0%
Risk-free interest rate	2.6%	1.8%	1.2%
Expected life of options (in years)	4.13	4.08	4.00
Expected dividend yield	0.0%	0.0%	0.0%
Weighted-average fair value (grant date) of the options	$4.91	$6.30	$11.13

The following table summarizes information about stock options outstanding as of December 31, 2018:

Options	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2017	3,950	$21.54
Options Granted	1,160	9.45
Options Exercised	—	—
Options Cancelled	(856)	23.10
Outstanding at December 31, 2018	4,254	$17.93	4.88	$17
Vested at December 31, 2018	1,816	$25.51	3.59	$—
Exercisable at December 31, 2018	1,816	$25.51	3.59	$—

The total intrinsic value for stock options exercisable at December 31, 2018 and 2017 was nil for both periods. The total intrinsic value of stock options exercised for the year ended December 31, 2018 and 2017 was nil for both periods.

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

There were no significant changes to Company’s restricted stock award (“Restricted Stock”) and performance stock plan during the year ended December 31, 2018 from December 31, 2017.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

A summary of the Company’s unvested restricted stock at December 31, 2018, and changes during the year ended December 31, 2018, is presented below:

Unvested Restricted Stock	Number of Awards	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2017	2,064	$22.75
Granted	2,015	8.91
Vested	(955)	24.68
Forfeited	(424)	16.35
Unvested at December 31, 2018	2,700	$12.71

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

14. 401(k) Plan

The Company has a 401(k) plan (the “401(k) Plan”) covering all eligible employees. The 401(k) Plan allows for a discretionary employer match. The Company incurred and expensed $2.2 million, $2.9 million, and $2.7 million for the years ended December 31, 2018, 2017 and 2016, respectively, in 401(k) Plan match contributions.

15. Restructuring

Throughout 2017, the Company initiated a work-force reduction as part of a corporate restructuring, with reductions occurring across all levels and departments within the Company, primarily to reduce costs subsequent to an acquisition or divestiture. As part of these efforts, the Company continues to identify facilities consolidation and workforce optimization opportunities to better align the Company’s resources with its key strategic priorities. These measures were intended to reduce costs and to align the Company’s resources with its key strategic priorities. The Company authorized additional work force reduction initiatives during the third and fourth quarter of the period ending December 31, 2018. As of December 31, 2018, there were $4.1 million of accrued restructuring charges on the Consolidated Balance Sheets.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

A summary of the Company’s restructuring accrual at December 31, 2018 and changes during the year ended December 31, 2018, are presented below:

	Balance at December 31, 2017	Charges	Payments	Other Adjustments[1]	Balance at December 31, 2018
Employment termination costs	$474	$10,947	$(10,129)	$(16)	$1,276
Facilities consolidation	24	1,428	(554)	1,948	2,846
Total	$498	$12,375	$(10,683)	$1,932	$4,122
_______________________________

(1)	Includes non-cash adjustments and reclassifications.

16. Income Taxes

The components of income or (loss) from continuing operations before income taxes are as follows:

	Year Ended December 31,
	2018	2017	2016
Domestic	$(216,589)	$(210,214)	$(116,730)
Foreign	(46,585)	(18,873)	(10,359)
Total	$(263,174)	$(229,087)	$(127,089)
The components of income tax (expense) benefit from continuing operations are as follows:

	Year Ended December 31,
	2018	2017	2016
Current:
Federal	$3,163	$600	$4,695
State	116	—	2,098
Foreign	(2,612)	(4,817)	(2,743)
Deferred:
Federal	6,729	40,634	26,074
State	2,214	1,340	1,301
Foreign	8,284	(2,894)	1,795
Income tax benefit	$17,894	$34,863	$33,220
Reconciliations of the statutory tax rates and the effective tax rates from continuing operations for the years ended December 31, 2018, 2017 and 2016 are as follows:

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

	Year Ended December 31,
	2018	2017	2016
Statutory rate	21%	35%	35%
State taxes, net of federal benefit	3%	1%	3%
Effect of rates different than statutory	(2)%	(2)%	(2)%
Minority interest	(1)%	(1)%	(4)%
Non-deductible stock based compensation	(2)%	(2)%	—%
Other permanent adjustments	—%	(2)%	(1)%
Research and development credit	—%	—%	2%
Change in valuation allowance	(17)%	(7)%	(3)%
Statute release of uncertain tax position	1%	—%	—%
Other	1%	(2)%	(1)%
Tax Reform Rate Reduction	—%	(3)%	—%
Acquisitions and foreign tax residency changes	3%	(2)%	(3)%
Net	7%	15%	26%

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	As of December 31,
	2018	2017

Deferred tax assets:
Accrued liabilities	$88	$259
Deferred revenue	13,120	18,721
Bad debts reserve	1,108	1,103
Deferred compensation	4,680	5,635
Federal net operating loss carry forwards	28,193	15,324
State net operating loss carry forwards	7,085	4,940
Foreign net operating loss carry forwards	10,880	10,212
Deferred rent	776	474
Capital loss carry forward	1,689	1,541
Intangible assets	1,318	—
Basis difference	7,632	—
Installment sale	8,819	—
Other	3,508	2,947
Total deferred tax assets	$88,896	$61,156

Deferred tax liabilities:
Intangible assets	$—	$(12,491)
Basis difference	—	(6,612)
Installment sale	—	(8,909)
Depreciation and amortization	(9,179)	(14,356)
Total deferred tax liabilities	(9,179)	(42,368)
Less: valuation allowance	(81,064)	(32,523)
Net deferred income tax (liabilities) assets	$(1,347)	$(13,735)
As of December 31, 2018, the Company has federal and state income tax net operating loss (“NOL”) carryforwards of $134.3 million and $112.0 million, respectively, which will expire at various dates from 2019 through 2038. The Company also has foreign NOL carryforwards in various jurisdictions of $84.2 million that have various carryforward periods. Such NOL carryforwards expire as follows:

2019-2023	$9,975
2024-2028	14,604
2029-2038	187,820
Indefinite	128,778
$341,177
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

Table of Content
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

The Company is subject to taxation in the United States and various states and foreign jurisdictions. As of December 31, 2018, the Company’s tax years for 2015, 2016 and 2017 are subject to examination by the tax authorities. With few exceptions, as of December 31, 2018, the Company is no longer subject to U.S. federal, state, local, or foreign examinations by tax authorities for years before 2014.

The Company is currently under income tax examinations in New Jersey for the tax years 2012 through 2014. The Company does not believe that the results of this audit will have a material effect on its financial position or results of operations.

In 2017, the TCJA included a transition tax based on undistributed, untaxed foreign earnings analyzed in aggregate. The final analysis performed by the Company resulted in an overall untaxed deficit and no transition tax. In addition, no income taxes have been provided for any remaining undistributed foreign earnings not subject to the transition tax, or any additional outside basis difference inherent in these entities, as these amounts continue to be indefinitely reinvested in foreign operations. Should the Company decide to repatriate the foreign earnings, it would need to adjust its income tax provision in the period it determined that the earnings will no longer be indefinitely invested outside the United States. Due to the timing and circumstances of repatriation of such earnings, if any, it is not practicable to determine the unrecognized deferred tax liability relating to such amounts.

A reconciliation of the amounts of unrecognized tax benefits excluding interest, are as follows:

Unrecognized tax benefit at December 31, 2015	$4,278
Decreases for tax positions taken during prior year	(35)
Reduction due to lapse of applicable statute of limitations	(57)
Increases for tax positions of current period	399
Unrecognized tax benefit at December 31, 2016	4,585
Increase for tax positions taken during prior year	1,823
Increases related to acquired entities	13,278
Reduction due to lapse of applicable statute of limitations	(1,512)
Decreases related to divested entities	(13,645)
Increases for tax positions of current period	1,946
Unrecognized tax benefit at December 31, 2017	6,475
Decrease for tax positions taken during prior year	(567)
Reduction due to lapse of applicable statute of limitations	(2,657)
Increases for tax positions of current period	721
Unrecognized tax benefit at December 31, 2018	$3,972
Included in the balance of unrecognized tax benefits as of the years ended December 31, 2018 and 2017, are $3.5 million and $6.0 million respectively, of tax benefits that, if recognized, would affect the effective tax rate.

The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in interest expense. The liability for unrecognized tax benefits excludes accrued interest of $0.4 million, $0.6 million and $0.2 million, for the years ended December 31, 2018, 2017 and 2016, respectively. The Company believes that it is reasonably possible that approximately $0.7 million of its

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

currently unrecognized tax benefits related to research and development credits, which are individually insignificant, may be recognized by the end of 2019 as a result of a lapse of the statute of limitations.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

17. Earnings per Common Share (“EPS”)

The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net income attributable to common stockholders per common share from continued and discontinued operations.

	Twelve Months Ended December 31,
	2018	2017	2016
Numerator - Basic:
Net loss from continuing operations	$(245,280)	$(194,224)	$(93,869)
Net loss attributable to redeemable noncontrolling interests	8,837	9,291	15,203
Preferred stock dividend	(25,593)	—	—
Net (loss) income from continuing operations attributable to Synchronoss	(262,036)	(184,933)	(78,666)

Income from discontinued operations, net of taxes**	18,288	75,495	90,560
Net (loss) income attributable to Synchronoss	$(243,748)	$(109,438)	$11,894

Numerator - Diluted:
Net (loss) income from continuing operations attributable to Synchronoss	$(262,036)	$(184,933)	$(78,666)
Income effect for interest on convertible debt, net of tax	—	—	—
Net loss from continuing operations adjusted for the convertible debt	(262,036)	(184,933)	(78,666)

Income from discontinued operations, net of taxes**	18,288	75,495	90,560
Net loss attributable to Synchronoss	$(243,748)	$(109,438)	$11,894

Denominator:
Weighted average common shares outstanding — basic	40,277	44,669	43,551
Dilutive effect of:
Shares from assumed conversion of convertible debt [1]	—	—	—
Shares from assumed conversion of preferred stock [2]	—	—	—
Options and unvested restricted shares	—	—	—
Weighted average common shares outstanding — diluted	40,277	44,669	43,551

Basic EPS
Continuing operations	$(6.51)	$(4.14)	$(1.81)
Discontinued operations**	0.46	1.69	2.08
	$(6.05)	$(2.45)	$0.27
Diluted EPS
Continuing operations	$(6.51)	$(4.14)	$(1.81)
Discontinued operations**	0.46	1.69	2.08
	$(6.05)	$(2.45)	$0.27

Anti-dilutive stock options excluded	—	—	—
Unvested shares of restricted stock awards	2,700	2,648	1,310
________________________________

**	See Note 3. Acquisitions and Divestitures for transactions classified as discontinued operations.

(1)
The calculation does not include the effect of assumed conversion of convertible debt of 3,972,939 shares for 2018 and 4,325,646, for 2017 and 2016, which is based on 18.8072 shares per $1,000 principal amount of the 2019 Notes.

(2)
The calculation for 2018 period does not include the effect of assumed conversion of preferred stock of 9,312,528 shares, which is based on 55.5556 shares per $1,000 principal amount of the preferred stock, because the effect would have been anti–dilutive.

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

On May 1, 2017, May 2, 2017, June 8, 2017 and June 14, 2017, four putative class actions were filed against the Company and certain of its officers and directors in the United States District Court for the District of New Jersey (the “Securities Law Action”). After these cases were consolidated, the court appointed as lead plaintiff Employees’ Retirement System of the State of Hawaii, which filed, on November 20, 2017, a consolidated amended complaint purportedly on behalf of purchasers of the Company’s common stock between February 3, 2016 and June 13, 2017. On February 2, 2018, the defendants moved to dismiss the consolidated amended complaint in its entirety, with prejudice. Before that motion was decided, on August 24, 2018, lead plaintiff filed a second consolidated amended complaint purportedly on behalf of purchasers of our common stock between October 28, 2014 and June 13, 2017. The second consolidated amended complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and it alleges, among other things, that the defendants made false and misleading statements of material information concerning the Company’s financial results, business operations, and prospects. Defendants’ motion to dismiss the second consolidated amended complaint is pending before the Court. The plaintiff seeks unspecified damages, fees, interest, and costs. The Company believes that the asserted claims lack merit, and the Company intends to defend against all of the claims vigorously. Due to the inherent uncertainties of litigation, the Company cannot predict the outcome of the actions at this time and can give no assurance that the asserted claims will not have a material adverse effect on the financial position or results of operations of the Company.

On September 15, 2017, October 24, 2017, October 27, 2017 and October 30, 2017, Synchronoss shareholders filed derivative lawsuits against certain of the Company’s officers and directors and the Company (as nominal defendant) in the United States District Court for the District of New Jersey (the “Derivative Suits”). On May 24, 2018, the Court consolidated the Derivative Suits and appointed Lisa LeBoeuf as lead plaintiff. The lead plaintiff designated as the Operative Complaint the complaint she previously had filed on October 27, 2017, which alleges claims related to breaches of fiduciary duties and unjust enrichment. The Operative Complaint’s allegations relate to substantially the same facts as those underlying the Securities Law Action described above. Plaintiff seeks unspecified damages and for the Company to take steps to improve its corporate governance and internal procedures. Defendants’ motion to dismiss the Operative Complaint is pending before the Court. On March 7, 2019, Synchronoss shareholders, Beth Daniel and Juan Solis, filed a separate derivative lawsuit against certain of the Company’s officers and directors and the Company (as nominal defendant) in the Court of Chancery of the State of Delaware, asserting substantially the same allegations as those underlying the Derivative Suits and the Securities Law Action described above. The Company believes that the asserted claims lack merit, and the Company intends to defend against all of the claims vigorously. Due to the inherent uncertainties of litigation, the Company cannot predict the outcome of the Derivative Suits at this time, and the Company can give no assurance that the asserted claims will not have a material adverse effect on the Company’s financial position or results of operations.

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

Table of Content
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

19. Subsequent Events

Repayment of Convertible Note

On January 10, 2019, the Company repurchased approximately $11.5 million of 2019 Notes for $11.2 million at 3.25% discount.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

20. Additional Financial Information

Other (expense) income, net

The following table sets forth the components of Other (expense) income, net included in the Consolidated Statements of Operations:

	Twelve Months Ended December 31,
	2018	2017	2016
FX gains (1)	$(478)	$(4,952)	$(270)
PIK Note impairment (2)	(84,314)	(14,562)	—
Litigation settlement (3)	4,495	—	—
Remeasurement gain (loss) on financial instrument (4)	3,849	(4,367)	—
Divestiture: SpeechCycle (5)	—	4,947	—
Income from Investment (6)	519	—	—
Others (7)	1,012	1,256	1,292
Total	$(74,917)	$(17,678)	$1,022
________________________________

(1)	Fair value of foreign exchange gains and losses

(2)	PIK Note impairment on the troubled debt restructuring

(3)	Represents Legal settlement of $4.2M and $0.3M IP settlement from third parties

(4)	Remeasurement of gain/loss on Mandatorily Redeemable Put option for common shares held by Siris.

(5)	Gain on Divestitures: SpeechCycle

(6)	Represents gain on sale on the Company’s cost investment in Clarity, Money Inc.

(7)	Represents individual transactions that management determined to be immaterial

21. Summary of Quarterly Results of Operations (Unaudited)

Quarterly results of operations for 2018 and 2017 are as follows:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
2018	(In thousands, except per share data)
Net revenues	$83,709	$76,742	$83,286	$82,102
Loss from continuing operations	(44,234)	(43,100)	(34,629)	(42,313)
Net (loss) income	(37,977)	(41,264)	(46,644)	(101,107)
Net (loss) income attributable to Synchronoss	(40,045)	(47,265)	(54,529)	(101,909)

Basic:
Continuing operations (1)	$(0.95)	$(1.20)	$(1.38)	$(3.01)
Discontinued operations (1)	—	—	—	0.45
	$(0.95)	$(1.20)	$(1.38)	$(2.56)
Diluted:
Continuing operations (1)	$(0.95)	$(1.20)	$(1.38)	$(3.01)
Discontinued operations (1)	—	—	—	0.45
	$(0.95)	$(1.20)	$(1.38)	$(2.56)

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
2017	(In thousands, except per share data)
Net revenues	$86,097	$118,990	$91,015	$106,259
Loss from continuing operations	(51,347)	(8,894)	(36,139)	(33,222)
Net (loss) income	(61,586)	(29,383)	(36,364)	8,604
Net (loss) income attributable to Synchronoss	(58,697)	(26,568)	(35,088)	10,915

Basic:
Continuing operations (1)	$(0.96)	$(0.44)	$(0.98)	$(1.75)
Discontinued operations (1)	(0.37)	(0.16)	0.20	1.99
	$(1.33)	$(0.60)	$(0.78)	$0.24
Diluted:
Continuing operations (1)	$(0.96)	$(0.44)	$(0.98)	$(1.75)
Discontinued operations (1)	(0.37)	(0.16)	0.20	1.99
	$(1.33)	$(0.60)	$(0.78)	$0.24
________________________________

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
In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based on the evaluation of our disclosure controls and procedures, our Principal Executive Officer and our Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2018.
Notwithstanding the material weaknesses described below, management believes, and our Principal Executive Officer and Principal Financial Officer have certified that, the consolidated financial statements and unaudited interim financial information included in this Form 10-K fairly present, in all material respects, our financial condition, results of operations and cash flows as of the dates, and for each of the periods presented, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) based on: (i) internal reviews; and (ii) additional analysis and post-closing procedures performed by the Company to ensure the consolidated financial statements are prepared in accordance with U.S. GAAP.
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

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, we evaluated the effectiveness of our internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) (the “COSO criteria”) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on this assessment, management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2018, because the previously identified material weaknesses in our internal control over financial reporting had not been remediated.

A material weakness in internal controls is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The pervasive material weaknesses in our internal control over financial reporting as described in the 2017 Form 10-K/A, and that remained outstanding as of December 31, 2018, are discussed below under “Material Weaknesses in Internal Control Over Financial Reporting.”

Material Weaknesses in Internal Control Over Financial Reporting

Material Weaknesses Identified in the Prior Restatement

In connection with the preparation of the Company’s Fiscal 2017 Form 10-K/A, management identified pervasive material weaknesses in our internal control processes that involve the control environment, risk assessment, control activity, information and communication and monitoring components of the COSO criteria.

The material weaknesses that remain outstanding as of December 31, 2018, are as follows:

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

•
We did not generate and provide quality information and communication based on the criteria established in the COSO criteria, and have identified control deficiencies in the principles associated with the information and communication component of the COSO criteria that constitute material weaknesses, either individually or in the aggregate, relating to: (i) obtaining, generating, and using relevant quality information to support the function of internal control, and (ii) communicating accurate information internally and externally, including providing information pursuant to objectives, responsibilities and functions of internal control.

The specific control deficiencies that we identified related to:

•
We did not design and maintain adequate review and approval controls, including the use of appropriate technical accounting expertise, when recording complex or non-routine transactions such as those involving revenue recognition, acquisitions and divestitures, and asset impairment.

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

•
We did not maintain adequate polices procedures and documentation to support an effective IT general control environment. Our management identified control deficiencies in the operating effectiveness of information technology general controls (“ITGCs”) related to information technology (“IT”) application systems, databases and operating systems throughout the organization that are used for financial reporting purposes. Specifically, we did not establish effective program change and user access controls which restricted user access to IT applications consistent with their assigned authorities and responsibilities. Consequently, automated processes and controls over financial reporting which are dependent upon effective ITGCs, and manual controls which are dependent upon the completeness and accuracy of the information generated from the IT systems, were ineffective.

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

The Company’s independent registered public accounting firm audited the effectiveness of internal control over financial reporting as of December 31, 2018. Their report is set forth herein. The Company’s independent registered public accounting firm has issued an unqualified opinion on the Company’s consolidated financial statements for 2018, which is included in Part II, Item 8 of this Form 10-K.

Remediation of Material Weaknesses in Internal Control Over Financial Reporting

Following the identification of the material weaknesses described above, and with the oversight of the Audit Committee, we commenced a process to remediate the underlying causes of these material weaknesses, enhance the control environment and strengthen our internal control over financial reporting. We are still in the process of implementing our comprehensive remediation plan as further described below. Given the close proximity to the filing of the Fiscal 2017 Form 10-K/A on July 9, 2018, and the end of our fiscal year ended December 31, 2018, the remediation plan disclosed in the Fiscal 2017 Form 10-K/A had not been fully implemented before the filing of the 2018 Form 10-K. Accordingly, the previously identified pervasive material weaknesses cannot be considered remediated until each control has been appropriately designed, has operated for a sufficient period of time, and until management has concluded, through testing, that the control is operating effectively.

The remediation efforts, summarized below, which are either implemented or in process, are intended to both address the identified material weaknesses and strengthen our overall financial control environment:

Control Environment

•	Continued and consistent CEO Communication to reinforce compliance

•	The Company has developed a more comprehensive revenue recognition policy and controls.

•
The Company has increased standardization of contract documentation and revenue analysis for individual transactions, including increased oversight of revenue opportunities and contract review by personnel with the requisite accounting knowledge to identify revenue-impacting terms and consider potential downstream effects.

•	The Company has developed a more comprehensive review process and monitoring controls over contracts with customers to ensure accurate accounting for multiple-element arrangements.

•
The Company has developed a recurring non-recurring transaction review meeting cadence with key stakeholders within the Company to identify and discuss potentially significant transactions. Meetings are attended by process owners across various functions or departments, both domestic and international, to promote regular and effective communication between finance and non-finance personnel, and to ensure that information related to significant transactions is communicated timely.

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

•	The Company has hired a Director of Revenue Recognition, and other resources to augment our staff to support further enhancement on the controls and procedures surrounding revenue recognition.

•
The Company developed a comprehensive revenue recognition and contract review training program that has been focused on the impacts of adopting Topic 606. This training is focused on senior-level management and customer-facing employees, as well as finance, sales and marketing personnel.

Control Activities

•	The Company has performed a review of key IT process controls and is in the process of enhancing our controls to remediate material weakness in the IT general control environment.

•
Key process owners each quarter (as part of the Form 10-Q and to be annual as part of the Form 10-K preparation) complete a sub-certification questionnaire and checklist to support how the process owner reached the conclusion that controls are operating effectively in their respective areas and provide an opportunity to highlight any concerns they have related to internal control over financial reporting.

Information and Communication

•
The Company has established a Disclosure Committee that includes key members of management that include key members of management that have responsibility for disclosure information necessary for periodic filings with the SEC. The committee met formally for the first time for purposes of the Fiscal 2018 Form 10-K filing to discuss all significant events and relevant disclosure matters for the filing.

Monitoring Activities and Risk Assessment

•	We formally established an Internal Audit function and our Audit Committee approved their charter in January 2019.

•	We have enhanced our risk assessment processes to identify relevant accounts and assertions and design control procedures that relate to relevant risks

To support the execution of this remediation plan, the Company has also engaged additional external resources to aid and supplement the Company’s existing internal resources as of December 31, 2018. The Company will continue to further enhance its design and implementation of the processes described above.

When fully implemented and operational, we believe the measures described above will remediate the material weaknesses we have identified in our internal control over financial reporting, as well as our disclosure controls and procedures. However, as described above, management does not believe that these corrective measures have been operative for a sufficient period of time to warrant independent testing of their effectiveness and therefore, does not believe that all of the material weaknesses described above have been remediated. The Company intends to fully test the remedial measures that it has implemented to determine whether the Company’s internal control over financial reporting and system of disclosure controls and procedures are effective. We are committed to continuing to improve our internal control processes and will continue to diligently and vigorously review our financial reporting controls and procedures. As we continue to evaluate and work to improve our internal control over financial reporting, our management may determine to take additional measures.

Changes in Internal Control over Financial Reporting

Except as otherwise noted above under “Remediation of Material Weaknesses in Internal Control Over Financial Reporting” including the on-going remediation efforts described, there were no changes in our internal control over financial reporting during the period ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Synchronoss Technologies, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Synchronoss Technologies, Inc.’s (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weaknesses described below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and schedule listed in the Index at Item 15(a)(2). These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2018 consolidated financial statements, and this report does not affect our report dated March 18, 2019, which expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
Iselin, New Jersey
March 18, 2019

ITEM 9B.  OTHER INFORMATION
None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

a.
Identification of Directors. Information concerning the directors of Synchronoss is set forth under the heading “Election of Directors” in the Synchronoss Proxy Statement for the 2019 Annual Meeting of Stockholders and is incorporated herein by reference.

b.
Audit Committee Financial Expert. Information concerning Synchronoss’ audit committee financial expert is set forth under the heading “Audit Committee” in the Synchronoss Proxy Statement for the 2019 Annual Meeting of Stockholders and is incorporated herein by reference.

c.
Identification of the Audit Committee. Information concerning the audit committee of Synchronoss is set forth under the heading “Audit Committee” in the Synchronoss Proxy Statement for the 2019 Annual Meeting of Stockholders and is incorporated herein by reference.

d.
Section 16(a) Beneficial Ownership Reporting Compliance. Information concerning compliance with beneficial ownership reporting requirements is set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Synchronoss Proxy Statement for the 2019 Annual Meeting of Stockholders and is incorporated herein by reference.

Code of Ethics. Information concerning the Synchronoss Code of Business Conduct is set forth under the caption “Code of Business Conduct” in the Synchronoss Proxy Statement for the 2019 Annual Meeting of Stockholders and is incorporated herein by reference. The Company intends to disclose on its website any amendments to, or waivers from, its Code of Business Conduct that are required to be disclosed pursuant to the rules of the SEC. Information contained on, or connected to, our website is not incorporated by reference into this annual report and should not be considered part of this report or any other filing that we make with the SEC.

ITEM 11.  EXECUTIVE COMPENSATION

Information concerning executive compensation is set forth under the headings “Compensation of Executive Officers” in the Synchronoss Proxy Statement for the 2019 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning shares of Synchronoss equity securities beneficially owned by certain beneficial owners and by management is set forth under the heading “Equity Security Ownership of Certain Beneficial Owners and Management” in the Synchronoss Proxy Statement for the 2019 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information concerning certain relationships and related transactions is set forth under the heading “Certain Related Party Transactions” in the Synchronoss Proxy Statement for the 2019 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Information concerning fees and services of the Company’s principal accountants is set forth under the heading “Report of the Audit Committee” and “Independent Registered Public Accounting Firm’s Fees” in the Synchronoss Proxy Statement for the 2019 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV
ITEM 15.  EXHIBITS

(a)(1) Financial Statements:

(a)(2) Schedule for the years ended December 31, 2018, 2017, 2016:

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

10.2	Synchronoss Technologies, Inc. 2000 Stock Plan and forms of agreements thereunder, incorporated by reference to Registrant’s Registration Statement on Form S‑1 (Commission File No. 333‑132080).
10.3	Amendment No. 1 to Synchronoss Technologies, Inc. 2000 Stock Plan, incorporated by reference to Registrant’s Registration Statement on Form S‑1 (Commission File No. 333‑132080).
10.4	2006 Equity Incentive Plan, as amended and restated, incorporated by reference to Registrant’s Schedule 14A dated April 8, 2010.
10.4.1	2010 New Hire Equity Incentive Plan, incorporated by reference to Registrant’s Registration Statement on Form S‑8 (Commission File No. 333‑168745).

Exhibit No.	Description
10.4.2	2015 Equity Incentive Plan, incorporated by reference to Registrant’s Registration Statement on Form S‑8 (Commission File No. 333‑204311).
10.5	Employee Stock Purchase Plan, incorporated by reference to Registrant’s Annual Report on Form 10‑K for the year ended December 31, 2011.
10.6
Lease Agreement between the Registrant and Wells Reit-Bridgewater NJ, LLC for the premises located at 200 Crossing Boulevard, Bridgewater, New Jersey, dated as of October 27, 2011, incorporated by reference to Registrant’s Annual Report on Form 10‑K for the year ended December 31, 2011.

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
10.20†
Executive Employment Letter dated as of May 5, 2017 between the Registrant and David Clark, incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 filed on November 9, 2018.

10.21†
Employment Agreement dated as of November 13, 2017 between the Registrant and Glenn Lurie, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 17, 2017.

10.22	2017 New Hire Equity Incentive Plan, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 21, 2017.
10.23
Application Service Provider Agreement retroactively effective as of April 1, 2013 by and between the Registrant and Verizon Sourcing LLC, incorporated by reference to Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 filed on August 9, 2018.

10.24
Change Request No 8 effective January 1, 2018 to SOW No. 1 Application Service Provider Agreement effective as of April 1, 2013 by and between the Registrant and Verizon Sourcing LLC, incorporated by reference to Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 filed on August 9, 2018.

21.1	List of subsidiaries, incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017 filed on July 2, 2018.
23.1	Consent of Ernst & Young, LLP, Independent Registered Public Accounting Firm.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a‑14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes‑Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Rule 13a‑14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes‑Oxley Act of 2002
32.1**	Certification of Principal Executive Officer pursuant to Rule 13a‑14(b) of the Exchange Act and section 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes‑Oxley Act of 2002
32.2**	Certification of Principal Financial Officer pursuant to Rule 13a‑14(b) of the Exchange Act and section 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes‑Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Labels Linkbase Document

Exhibit No.	Description
101.PRE	XBRL Presentation Linkbase Document
_______________________________________________________
† Compensation Arrangement.

‡	Confidential treatment has been granted with respect to certain provisions of this exhibit.

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

ITEM 16.  FORM 10-K SUMMARY

None.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

December 31, 2018, 2017, 2016

	Beginning Balance	Additions	Reductions	Ending Balance
	(In thousands)
Allowance for doubtful receivables:
2018	$3,107	$13,982	$(12,490)	$4,599
2017	$1,459	$7,590	$(5,942)	$3,107
2016	$1,189	$10,201	$(9,931)	$1,459

	Beginning Balance	Additions	Reductions	Ending Balance
	(In thousands)
Allowance for loan loss:
2018	$14,562	$84,314	$—	$98,876
2017	$—	$14,562	$—	$14,562

	Beginning Balance	Additions	Reductions	Ending Balance
	(In thousands)
Valuation allowance for deferred tax assets:
2018	$32,523	$49,610	$(1,069)	$81,064
2017	$14,180	$23,370	$(5,027)	$32,523
2016	$10,804	$3,783	$(407)	$14,180

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNCHRONOSS TECHNOLOGIES, INC. (Registrant)

By	/s/ Glenn Lurie
Glenn Lurie Chief Executive Officer (Principal Executive Officer)

March 18, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature

/s/ Glenn Lurie	Chief Executive Officer	March 18, 2019
Glenn Lurie	(Principal Executive Officer)

/s/ David Clark	Chief Financial Officer	March 18, 2019
David Clark	(Principal Financial Officer) (Principal Accounting Officer)

/s/ Stephen Waldis	Director	March 18, 2019
Stephen Waldis	Executive Chairman

/s/ Kristin S. Rinne	Director	March 18, 2019
Kristin S. Rinne

/s/ Mohan Gyani	Director	March 18, 2019
Mohan Gyani

/s/ Robert Aqualina	Director	March 18, 2019
Robert Aqualina

/s/ Frank Baker	Director	March 18, 2019
Frank Baker

/s/ Peter Berger	Director	March 18, 2019
Peter Berger

/s/ William J. Cadogan	Director	March 18, 2019
William J. Cadogan

/s/ Thomas J. Hopkins	Director	March 18, 2019
Thomas J. Hopkins

/s/ James M. McCormick	Director	March 18, 2019
James M. McCormick

/s/ Donnie M. Moore	Director	March 18, 2019
Donnie M. Moore