Form 10-Q
period 2019-03-31
SYNCHRONOSS TECHNOLOGIES INC
filed 2019-05-10
CIK 1131554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.0001 par value	SNCR	The Nasdaq Stock Market, LLC
As of May 6, 2019, there were 42,790,173 shares of common stock issued and outstanding.

SYNCHRONOSS TECHNOLOGIES, INC.
FORM 10-Q INDEX

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

SYNCHRONOSS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (In thousands)

	March 31, 2019	December 31, 2018

ASSETS
Current assets:
Cash and cash equivalents	$88,768	$103,771
Restricted cash*	1,526	6,089
Marketable securities, current	19,674	28,230
Accounts receivable, net of allowances of $5,139 and $4,599 at March 31, 2019 and December 31, 2018, respectively**	108,939	102,798
Prepaid expenses	41,932	45,058
Other current assets	10,045	8,508
Total current assets	270,884	294,454
Marketable securities, non-current	369	6,658
Property and equipment, net	52,128	67,937
Operating lease right-of-use assets	64,747	—
Goodwill	223,359	224,899
Intangible assets, net	92,759	98,706
Other assets	10,013	8,982
Equity method investment	376	1,619
Total assets	$714,635	$703,255

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	18,948	13,576
Accrued expenses	52,875	59,545
Deferred revenues, current	65,083	57,101
Short-term convertible debt, net of debt issuance costs	97,205	113,542
Total current liabilities	234,111	243,764
Lease financing obligation	—	9,494
Operating lease liabilities, non-current	66,559	—
Deferred tax liabilities	796	1,347
Deferred revenues, non-current	46,700	59,841
Other non-current liabilities	7,504	10,797
Redeemable noncontrolling interest	12,500	12,500
Commitments and contingencies (Note 13)
Series A Convertible Participating Perpetual Preferred Stock, $0.0001 par value; 10,000 shares authorized; 195 shares issued and outstanding at March 31, 2019	177,065	176,603
Stockholders’ equity:
Common stock, $0.0001 par value; 100,000 shares authorized, 49,908 and 49,836 shares issued; 42,746 and 42,674 outstanding at March 31, 2019 and December 31, 2018, respectively	5	5
Treasury stock, at cost (7,162 and 7,162 shares at March 31, 2019 and December 31, 2018, respectively)	(82,087)	(82,087)
Additional paid-in capital	533,224	534,673
Accumulated other comprehensive loss	(31,966)	(30,383)
Accumulated deficit	(249,776)	(233,299)
Total stockholders’ equity	169,400	188,909
Total liabilities and stockholders’ equity	$714,635	$703,255
_______________________________

*	See Note 2. Basis of Presentation and Consolidation for restricted cash details.

**	See Note 6. Investments in Affiliates and Related Transactions for related party transactions reflected in this account.

See accompanying notes to condensed consolidated financial statements.

SYNCHRONOSS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2019	2018

Net revenues	$88,105	$83,709
Costs and expenses:
Cost of revenues*	38,953	44,549
Research and development	19,681	20,905
Selling, general and administrative	29,246	38,110
Restructuring charges	421	1,108
Depreciation and amortization	20,143	23,271
Total costs and expenses	108,444	127,943
Loss from operations	(20,339)	(44,234)
Interest income	189	3,552
Interest expense	(585)	(1,247)
Gain on extinguishment of debt	387	—
Other Income	463	4,282
Equity method investment loss, net	(1,243)	(205)
Loss from operations, before taxes	(21,128)	(37,852)
Benefit (provision) for income taxes	1,391	(125)
Net loss	(19,737)	(37,977)
Net (income) loss attributable to redeemable noncontrolling interests	(313)	1,285
Preferred stock dividend	(7,537)	(3,353)
Net loss attributable to Synchronoss	$(27,587)	$(40,045)

Earnings per share:
Basic	$(0.68)	$(0.95)
Diluted	$(0.68)	$(0.95)

Weighted-average common shares outstanding:
Basic	40,320	42,181
Diluted	40,320	42,181
________________________________

*	Cost of revenues excludes depreciation and amortization which are shown separately.

See accompanying notes to condensed consolidated financial statements.

SYNCHRONOSS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited) (In thousands)

	Three Months Ended March 31,
	2019	2018
Net loss	$(19,737)	$(37,977)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(295)	2,872
Unrealized loss on available for sale securities	(905)	(21)
Net (loss) income on intra-entity foreign currency transactions	(383)	829
Total other comprehensive (loss) income	(1,583)	3,680
Comprehensive loss	(21,320)	(34,297)
Comprehensive (income) loss attributable to redeemable noncontrolling interests	(313)	1,285
Comprehensive loss attributable to Synchronoss	$(21,633)	$(33,012)

See accompanying notes to condensed consolidated financial statements.

SYNCHRONOSS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited) (In thousands)

	Three Months Ended March 31, 2019
	Common Stock		Treasury Stock		Additional	Accumulative Other		Total
	Shares	Amount	Shares	Amount	Paid-In Capital	Comprehensive Income (Loss)	Accumulated deficit	Stockholders' Equity
Balance at December 31, 2018	49,836	$5	(7,162)	$(82,087)	$534,673	$(30,383)	$(233,299)	$188,909
Stock based compensation	—	—	—	—	5,779	—	—	5,779
Issuance of restricted stock	73	—	—	—	—	—	—	—
Preferred stock dividends declared	—	—	—	—	(7,075)	—	—	(7,075)
Amortization of preferred stock issuance costs	—	—	—	—	(462)	—	—	(462)
Shares withheld for taxes in connection with issuance of restricted stock	(1)	—	—	—	(4)	—	—	(4)
Net loss attributable to Synchronoss	—	—	—	—	—	—	(20,050)	(20,050)
Non-controlling interest	—	—	—	—	313	—	—	313
Total other comprehensive loss	—	—	—	—	—	(1,583)	—	(1,583)
ASC 842 lease standard implementation impact	—	—	—	—	—	—	3,573	3,573
Balance at March 31, 2019	49,908	$5	(7,162)	$(82,087)	$533,224	$(31,966)	$(249,776)	$169,400

	Three Months Ended March 31, 2018
	Common Stock		Treasury Stock		Additional	Accumulative Other		Total
	Shares	Amount	Shares	Amount	Paid-In Capital	Comprehensive Income (Loss)	Accumulated deficit	Stockholders' Equity
Balance at December 31, 2017	52,028	$5	(5,060)	$(105,584)	$597,553	$(23,373)	$(5,014)	$463,587
Stock based compensation	—	—	—	—	7,186	—	—	7,186
Issuance of restricted stock	246	—	—	—	—	—	—	—
Preferred stock dividends declared	—	—	—	—	(3,353)	—	—	(3,353)
Amortization of preferred stock issuance costs	—	—	—	—	(86)	—	—	(86)
Treasury shares received in connection with PIPE Purchase Agreement	—	—	(5,995)	(44,830)	—	—	—	(44,830)
Net loss attributable to Synchronoss	—	—	—	—	—	—	(36,692)	(36,692)
Non-controlling interest	—	—	—	—	11,496	—	—	11,496
Total other comprehensive income	—	—	—	—	—	3,647	—	3,647
ASC 606 revenue recognition implementation impact	—	—	—	—	—	33	(10,130)	(10,097)
Other	—	—	—	—	(38)	—	(1)	(39)
Balance at March 31, 2018	52,274	$5	(11,055)	$(150,414)	$612,758	$(19,693)	$(51,837)	$390,819

See accompanying notes to condensed consolidated financial statements.

SYNCHRONOSS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (In thousands)

	Three Months Ended March 31,
	2019	2018
Operating activities:
Net loss	$(19,737)	$(37,977)
Adjustments to reconcile Net Loss to net cash used in operating activities:
Depreciation and amortization	20,143	23,272
Change in fair value of financial instruments	—	(3,849)
Amortization of debt issuance costs	155	353
(Gain) loss on extinguishment of debt	(387)	—
Accrued PIK interest*	—	(3,447)
(Earnings) loss from equity method investments*	1,243	205
Amortization of bond premium	(36)	17
Deferred income taxes	(525)	191
Non-cash interest on leased facility	—	275
Stock-based compensation	5,555	7,184
Changes in operating assets and liabilities:
Accounts receivable, net of allowance for doubtful accounts	(6,141)	36,153
Prepaid expenses and other current assets	4,272	9,402
Other assets	(242)	710
Accounts payable	6,084	8,646
Accrued expenses	(10,780)	(10,873)
Other liabilities	(370)	(137)
Deferred revenues	(4,918)	(39,514)
Net cash used for operating activities	(5,684)	(9,389)
Investing activities:
Purchases of property and equipment	(2,627)	(1,093)
Purchases of capitalized software	(2,704)	(7,047)
Purchases of marketable securities available for sale	(11,278)	(6,676)
Maturity of marketable securities available for sale	26,207	1,450
Net cash provided by (used for) investing activities	9,598	(13,366)
Financing activities:
Share-based compensation-related proceeds, net of taxes paid on withholding shares	—	263
Extinguishment of outstanding Convertible Senior Notes	(16,106)	—
Proceeds from issuance of preferred stock	—	86,220
Preferred dividend payment	(7,075)	—
Payments on capital obligations	(280)	(369)
Net cash (used for) provided by financing activities	(23,461)	86,114
Effect of exchange rate changes on cash	(19)	2,253
Net decrease in cash, restricted cash and cash equivalents	(19,566)	65,612
Cash, restricted cash and cash equivalents, beginning of period	109,860	246,126
Cash, restricted cash and cash equivalents, end of period	$90,294	$311,738

Cash and cash equivalents per the Condensed Consolidated Balance Sheets	$88,768	$310,426
Restricted cash per the Condensed Consolidated Balance Sheets	$1,526	$1,312
Total cash, cash equivalents and restricted cash	$90,294	$311,738

Supplemental disclosures of non-cash investing and financing activities:
Accrued dividends on Series A Convertible Participating Perpetual Preferred Stock	$7,075	$3,353
_______________________________

*	See Note 6. Investments in Affiliates and Related Transactions for related party transactions reflected in this account.

 See accompanying notes to condensed consolidated financial statements.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

1. Description of Business

General

Synchronoss Technologies, Inc. (“Synchronoss” or the “Company”) Digital, Cloud, Messaging and IoT platforms help the world’s leading companies, including operators, original equipment manufacturers (“OEMs”), and Media and Technology providers to deliver continuously transformative customer experiences that create high value engagement and new monetization opportunities.
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
The Synchronoss Digital Experience Platform (“DXP”) is a purpose-built experience management toolset that sits between the customers’ end-user facing applications and their existing back end systems, enabling the authoring and management of customer journeys in a cloud-native no/low-code environment. This platform uses products such as Journey Creator, Journey Advisor, CX Baseline and Digital Coach to create a wide variety of insight-driven customer experiences across existing channels (digital and analogue) including creating the ability to pause and resume continuous, intelligent experiences in an omni-channel environment. DXP can be operated by IT professionals and “citizen” developers (business analysts, etc.) enabling the Company’s customers to bring more compelling and complex experiences to market in less time with fewer and more diverse resources in a real-time, collaborative environment.
The Synchronoss Personal Cloud Platform™ is a secure and highly scalable white label platform designed to store and sync subscriber’s personally created content seamlessly to and from current and new devices. This allows carrier’s customers to protect, engage with and manage their personal content and gives the Company’s Operator customers the ability to increase ARPU through a new monthly recurring charge (“MRC”) and opportunities to mine valuable data that will give subscribers access to new, beneficial services. Additionally, the Company’s Personal Cloud Platform performs an expanding set of value-add services including facilitating an Operator’s initial device setup and enhancing visibility and control across disparate devices within subscribers’ smart homes.
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
2. Basis of Presentation and Consolidation

Basis of Presentation and Consolidation

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

The accompanying interim unaudited condensed consolidated financial statements have been prepared by Synchronoss and in the opinion of management, include all adjustments necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods. They do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019.

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

For further information about the Company’s basis of presentation and consolidation or its significant accounting policies, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Restricted Cash

Restricted cash includes amounts related to various deposits, escrows and other cash collateral that are restricted by contractual obligation. As of March 31, 2019, the restricted cash amounts were primarily attributed to cash held in transit, and operating cash held by the Company’s consolidated joint venture Zentry, LLC (“Zentry”), which cannot be used to fulfill the obligations of the Company as a whole.

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
The adoption of this standard does not have a material effect on the Company’s condensed consolidated financial statements.
Date of adoption: January 1, 2019.
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
The adoption of this standard does not have a material effect on the Company’s condensed consolidated financial statements.
Date of adoption: January 1, 2020.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Leases

The Company adopted Accounting Standards Codification Topic 842, Leases (ASC 842) on January 1, 2019. For further discussion of the adoption, refer to the “Recent Accounting Pronouncements Adopted or Otherwise Effective as of March 31, 2019” section below. ASC 842 applies to a number of arrangements to which the Company is party whereby the Company acts as a lessee.

Whenever the Company enters into a new arrangement, it must determine, at the inception date, whether the arrangement contains a lease. This determination generally depends on whether the arrangement conveys to the Company the right to control the use of an explicitly or implicitly identified fixed asset for a period of time in exchange for consideration. Control of an underlying asset is conveyed to the Company if the Company obtains the rights to direct the use of and to obtain substantially all of the economic benefits from using the underlying asset.

If a lease exists, the Company must then determine the separate lease and non-lease components of the arrangement. Each right to use an underlying asset conveyed by a lease arrangement should generally be considered a separate lease component if it both: (i) can benefit the Company without depending on other resources not readily available to the Company and (ii) does not significantly affect and is not significantly affected by other rights of use conveyed by the lease. Aspects of a lease arrangement that transfer other goods or services to the Company but do not meet the definition of lease components are considered non-lease components. The consideration owed by the Company pursuant to a lease arrangement is generally allocated to each lease and non-lease component for accounting purposes. However, the Company has elected to not separate lease and non-lease components. Each lease component is accounted for separately from other lease components, but together with the associated non-lease components.

For each lease, the Company must then determine:

•The lease term - The lease term is the period of the lease not cancellable by the Company, together with periods covered by: (i) renewal options the Company is reasonably certain to exercise or that are controlled by the lessor and (ii) termination options the Company is reasonably certain not to exercise.

•The present value of lease payments is calculated based on:

–Lease payments - Lease payments include certain fixed and variable payments, less lease incentives, together with amounts probable of being owed by the Company under residual value guarantees and, if reasonably certain of being paid, the cost of certain renewal options and early termination penalties set forth in the lease arrangement. Lease payments exclude consideration that is: (i) not related to the transfer of goods and services to the Company and (ii) allocated to the non-lease components in a lease arrangement, except for the classes of assets where the Company has elected to not separate lease and non-lease components.

–Discount rate - The discount rate must be determined based on information available to the Company upon the commencement of a lease. Lessees are required to use the rate implicit in the lease whenever such rate is readily available; however, as the implicit rate in the Company's leases is generally not readily determinable, the Company generally uses the hypothetical incremental borrowing rate it would have to pay to borrow an amount equal to the lease payments, on a collateralized basis, over a timeframe similar to the lease term.

•Lease classification - In making the determination of whether a lease is an operating lease or a finance lease, the Company considers the lease term in relation to the economic life of the leased asset, the present value of lease payments in relation to the fair value of the leased asset and certain other factors, including the lessee's and lessor's rights, obligations and economic incentives over the term of the lease.

Generally, upon the commencement of a lease, the Company will record a lease liability and a right-of-use (ROU) asset. However, the Company has elected, for certain classes of underlying assets with initial lease terms of twelve months or less (known as short-term leases), to not recognize a lease liability or ROU asset. Lease liabilities are initially recorded at lease commencement as the present value of future lease payments. ROU assets are initially recorded at lease commencement as the initial amount of

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

the lease liability, together with the following, if applicable: (i) initial direct costs and (ii) lease payments made, net of lease incentives received, prior to lease commencement.

Over the lease term, the Company generally increases it lease liabilities using the effective interest method and decreases its lease liabilities for lease payments made. The Company generally amortizes its ROU assets over the shorter of the estimated useful life and the lease term and assesses its ROU assets for impairment, similar to other long-lived assets.

For finance leases, amortization expense and interest expense are recognized separately in the Condensed Consolidated Statements of Operations, with amortization expense generally recorded on a straight-line basis and interest expense recorded using the effective interest method. For operating leases, a single lease cost is generally recognized in the Condensed Consolidated Statements of Operations on a straight-line basis over the lease term. Lease costs for short-term leases not recognized in the Condensed Consolidated Balance Sheets are recognized in the Condensed Consolidated Statements of Operations on a straight-line basis over the lease term. Variable lease costs not initially included in the lease liability and ROU asset impairment charges are expensed as incurred.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (ASU 2016-02). In July 2018, the FASB issued ASU No. 2018-10, “Codification Improvements to Topic 842, Leases” (ASU 2018-10), which provides narrow amendments to clarify how to apply certain aspects of the new lease standard, and ASU No. 2018-11, “Leases (Topic 842) - Targeted Improvements” (ASU 2018-11), which addresses implementation issues related to the new lease standard. These and certain other lease-related ASUs have generally been codified in ASC 842. ASC 842 supersedes the lease accounting requirements in Accounting Standards Codification Topic 840, Leases (ASC 840), and requires lessees to, among other things, recognize a lease liability, which represents the discounted obligation to make future minimum lease payments, and a corresponding right-of-use asset on the balance sheet for most leases.

The Company adopted ASC 842 on January 1, 2019 for leases that existed on that date. The Company has elected to apply the provisions of ASC 842 modified retrospectively at January 1, 2019 through a cumulative-effect adjustment. Prior period results continue to be presented under ASC 840 based on the accounting standards originally in effect for such periods.

The Company has elected certain practical expedients permitted under the transition guidance within ASC 842 to leases that commenced before January 1, 2019, including the package of practical expedients. Due to the Company's election of the package of practical expedients, the Company has carried forward certain historical conclusions for expired or existing contracts, including conclusions relating to initial direct costs and to the existence and classification of leases.

As of January 1, 2019, as a result of adopting ASC 842, the Company recorded a net decrease of $3.6 million million to its Accumulated deficit.

The adoption of ASC 842 did not have a material effect on the Company's Loss from continuing operations or Net loss, or the related per-share amounts, during the three months ended March 31, 2019.

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

3. Revenue

Disaggregation of revenue

The Company disaggregates revenue from contracts with customers into the nature of the products and services and geographical regions. The Company’s geographic regions are the Americas, EMEA, and APAC. The majority of the Company’s revenue is from the Technology, Media and Telecom (collectively, “TMT”) sector.

	Three Months Ended March 31, 2019				Three Months Ended March 31, 2018
	Cloud	Digital	Messaging	Total	Cloud	Digital	Messaging	Total
Geography
Americas	$38,914	$20,764	$2,064	$61,742	$35,860	$20,879	$2,611	$59,350
APAC	—	998	18,470	19,468	—	1,684	15,923	17,607
EMEA	1,796	1,089	4,010	6,895	2,444	448	3,860	6,752
Total	$40,710	$22,851	$24,544	$88,105	$38,304	$23,011	$22,394	$83,709

Service Line
Professional Services	$3,718	$4,248	$12,015	$19,981	$3,444	$5,708	$4,559	$13,711
Transaction Services	1,467	2,557	6	4,030	2,343	1,779	—	4,122
Subscription Services	35,489	15,916	9,010	60,415	32,129	15,077	8,779	55,985
License	36	130	3,513	3,679	388	447	9,056	9,891
Total	$40,710	$22,851	$24,544	$88,105	$38,304	$23,011	$22,394	$83,709

Trade Accounts Receivable and Contract balances

The Company classifies its right to consideration in exchange for deliverables as either a receivable or a contract asset. A receivable is a right to consideration that is unconditional (i.e. only the passage of time is required before payment is due). For

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

example, the Company recognizes a receivable for revenues related to its time and materials and transaction or volume-based contracts. The Company presents such receivables in Trade accounts receivable, net in its condensed consolidated statements of financial position at their net estimated realizable value. The Company maintains an allowance for doubtful accounts to provide for the estimated amount of receivables that may not be collected. The allowance is based upon an assessment of customer creditworthiness, historical payment experience, the age of outstanding receivables and other applicable factors.

A contract asset is a right to consideration that is conditional upon factors other than the passage of time. For example, the Company would record a contract asset if its records revenue on a professional services engagement but are not entitled to bill until the Company achieves specified milestones. Contract asset balance at March 31, 2019 is $3.7 million.

Amounts collected in advance of services being provided are accounted for as contract liabilities, which are presented as deferred revenue on the accompanying balance sheet and are realized with the associated revenue recognized under the contract. Nearly all of the Company's contract liabilities balance is related to services revenue, primarily subscription services contracts.

The Company’s contract assets and liabilities are reported in a net position on a customer basis at the end of each reporting period.

Significant changes in the contract liabilities balance (current and noncurrent) during the period are as follows (in thousands):

Contract Liabilities*
Balance - January 1, 2019	$116,942
Revenue recognized in the period	(76,737)
Amounts billed but not recognized as revenue	71,578
Balance - March 31, 2019	$111,783
________________________________

*	Comprised of Deferred Revenue

Transaction price allocated to the remaining performance obligations

Topic 606 requires that the Company disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of March 31, 2019. The Company has elected not to disclose transaction price allocated to remaining performance obligations for:

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

As of March 31, 2019, the aggregate amount of transaction price allocated to remaining performance obligations, other than those meeting the exclusion criteria above, was $313.8 million, of which approximately 95.9% is expected to be recognized as revenues within 2 years, and the remainder thereafter.

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

The following is a summary of assets, liabilities and redeemable noncontrolling interests and their related classifications under the fair value hierarchy:

	March 31, 2019
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Cash, cash equivalents and restricted cash (1)	$90,294	$90,294	$—	$—
Marketable securities-short term (2)	19,674	—	19,674	—
Marketable securities-long term (2)	369	—	369	—
Total assets	$110,337	$90,294	$20,043	$—
Temporary equity
Redeemable noncontrolling interests (3)	$12,500	$—	$—	$12,500
Total temporary equity	$12,500	$—	$—	$12,500

	December 31, 2018
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Cash, cash equivalents and restricted cash (1)	$109,860	$109,860	$—	$—
Marketable securities-short term (2)	28,230	—	28,230	—
Marketable securities-long term (2)	6,658	—	6,658	—
Total assets	$144,748	$109,860	$34,888	$—
Temporary Equity
Redeemable noncontrolling interests (3)	$12,500	$—	$—	$12,500
Total temporary equity	$12,500	$—	$—	$12,500
________________________________

(1)	Cash equivalents primarily included money market funds.

(2)	Marketable securities are comprised of municipal bonds, certificates of deposit. corporate bonds, treasury bonds, and mutual funds.

(3)	Put arrangements held by the noncontrolling interests in certain of the Company’s joint ventures.

Marketable Securities

The Company utilizes the market approach to measure fair value for its financial assets. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets. The Company’s marketable securities investments classified as Level 2 primarily utilize broker quotes in a non-active market for valuation of these securities. No transfers of assets between Level 1, Level 2 and Level 3 of the fair value measurement hierarchy occurred during the three months ended March 31, 2019.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

For marketable debt securities, unrealized gains and losses are reported as a component of accumulated other comprehensive income in stockholders’ equity. The cost of securities sold is based on the specific identification method. The Company evaluates investments with unrealized losses to determine if the losses are other than temporary. The Company has determined that the gross unrealized losses at March 31, 2019 and 2018 are temporary. In making this determination, the Company considered the financial condition, credit ratings and near-term prospects of the issuers, the underlying collateral of the investments, and the magnitude of the losses as compared to the cost and the length of time the investments have been in an unrealized loss position. Additionally, while the Company classifies the securities as available for sale, the Company does not currently intend to sell such investments and it is more likely than not to recover the carrying value prior to being required to sell such investments.

The marketable equity securities are mutual funds measured at fair value and classified within Level 2 in the fair value hierarchy. Unrealized gains and losses related to our marketable equity securities were recognized in other income (expense), net.

At March 31, 2019 and December 31, 2018, the estimated fair value of investments in marketable debt securities, were as follows:

	March 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities - debt:
Municipal bonds	2,475	2	(3)	2,474
Treasury bonds	9,929	—	—	9,929
Total	$12,404	$2	$(3)	$12,403

As of March 31, 2019, the aggregate related fair value of investment with unrealized losses was approximately $1.2 million.

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities - debt:
Certificates of deposit	$3,776	$—	$(16)	$3,760
Corporate bonds	402	—	(1)	401
Municipal bonds	10,913	—	(32)	10,881
Treasury bonds	15,685	—	—	15,685
Total	$30,776	$—	$(49)	$30,727

As of December 31, 2018, the aggregate related fair value of investment with unrealized losses was approximately $14.9 million.

The contractual maturities of marketable debt securities were as follows:

	March 31, 2019
	Amortized Cost	Fair Value
Due within one year	$12,035	$12,034
Due after 1 year through 5 years	67	67
Due after 5 years through 10 years	302	302
Due after 10 years	—	—
Total marketable securities - debt	$12,404	$12,403

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

At March 31, 2019 and December 31, 2018, the estimated fair value of investments in marketable equity securities, were as follows:

Balance at December 31, 2018	$4,161
Mutual funds purchases	3,479
Realized gains (losses)	—
Balance at March 31, 2019	$7,640

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

The changes in fair value of the Company’s Level 3 redeemable noncontrolling interests during the three months ended March 31, 2019 were as follows:

Balance at December 31, 2018	$12,500
Fair value adjustment	(313)
Net loss attributable to redeemable noncontrolling interests	313
Balance at March 31, 2019	$12,500

5. Leases

We have entered into contracts with third parties to lease a variety of assets, including certain real estate, equipment, automobiles and other assets. Our leases frequently allow for lease payments that could vary based on factors such as inflation or the degree of utilization of the underlying asset. For example, certain of our real estate leases could require us to make payments that vary based on common area maintenance charges, insurance and other charges. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

We are party to certain sublease arrangements, primarily related to our real estate leases, where we act as the lessee and intermediate lessor. The Company does not have material sublease arrangements.

The following table presents information about the Company's ROU assets and lease liabilities at March 31, 2019 (in thousands):

ROU assets:
Non-current operating lease ROU assets	$64,747

Operating lease liabilities:
Current operating lease liabilities*	$7,230
Non-current operating lease liabilities	66,559
Total operating lease liabilities	$73,789
________________________________

*	Amounts are included in Accrued Expenses on Condensed Consolidated Balance Sheets.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

The following table presents information about lease expense and sublease income for the three months ended March 31, 2019 (in thousands):

Operating lease cost*	$3,434
Other lease costs and income:
Variable lease costs*	408
Sublease income*	(695)

Total net lease cost	$3,147
________________________________

*
Amounts are included in Cost of revenues, Selling, general and administrative and/or Research and development based on the function that the underlying leased asset supports which are reflected in the Condensed Consolidated Statements of Operations.

The following table provides the undiscounted amount of future cash flows included in our lease liabilities at March 31, 2019 for each of the five years subsequent to December 31, 2018 and thereafter, as well as a reconciliation of such undiscounted cash flows to our lease liabilities at March 31, 2019 (in thousands):

Operating Leases
Remainder of 2019	$9,491
2020	13,448
2021	12,621
2022	12,111
2023	10,056
Thereafter	43,646
Total future lease payments	101,373
Less: amount representing interest	(27,584)
Present value of future lease payments (lease liability)	$73,789

The following table provides the weighted-average remaining lease term and weighted-average discount rates for our leases as of March 31, 2019:

Operating Leases:
Weighted-average remaining lease term (years), weighted based on lease liability balances	8.23
Weighted-average discount rate (percentages), weighted based on the remaining balance of lease payments	8.0%

The following table provides certain cash flow and supplemental noncash information related to our lease liabilities for the three months ended March 31, 2019 (in thousands):

Operating Leases:
Cash paid for amounts included in the measurement of lease liabilities	$3,068
Lease liabilities arising from obtaining right-of-use assets	—

6. Investments in Affiliates and Related Transactions

Sequential Technology International, LLC

In connection with the divestiture of the exception handling business of the Company, Synchronoss entered into a three-year Cloud Telephony and Support services agreement to grant Sequential Technology International, LLC (“STIN”) access to certain

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Synchronoss software and private branch exchange systems to facilitate exception handling operations required to support STIN customers.

For the three months ended March 31, 2019 and 2018, the Company recognized $6.4 million and $6.4 million, respectively in revenue related to Cloud Telephony and Support services, and $0.0 million and $0.5 million, respectively, in revenue related to all other services.

The STIN affiliate accounts receivable balances in the Condensed Consolidated Balance Sheet as of March 31, 2019 and December 31, 2018, were $30.5 million and $27.5 million, respectively. These amounts principally included revenues generated from the Cloud and Telephony Support Services agreement and pass-through of vendor expenses incurred during the transition and assignment of vendor contracts.

7. Debt

Total debt consists of the following:

	March 31, 2019	December 31, 2018
Convertible Senior Notes	$97,429	$113,980
Unamortized debt issuance cost (1)	(224)	(438)
Total debt, carrying value	$97,205	$113,542
Total short-term debt, carrying value	$97,205	$113,542
________________________________

(1)	Unamortized debt issuance cost is related to Convertible Senior Notes.

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

Holders of the 2019 Notes who convert their notes in connection with a qualifying fundamental change, as defined in the related indenture, may be entitled to a make-whole premium in the form of an increase in the conversion rate. Additionally, following the occurrence of a fundamental change, holders may require that the Company repurchase some or all of the 2019 Notes for cash at a repurchase price equal to 100% of the principal amount of the notes being repurchased, plus accrued and unpaid interest, if any. As of March 31, 2019, none of these conditions existed with respect to the 2019 Notes.

The 2019 Notes are the Company’s direct senior unsecured obligations and rank equal in right of payment to all of the Company’s existing and future unsecured and unsubordinated indebtedness.

At March 31, 2019, the carrying amount of the liability was $97.2 million and the outstanding principal of the 2019 Notes was $97.4 million, with an effective interest rate of approximately 1.37%. The fair value of the 2019 Notes was $95.9 million at March 31, 2019. The fair value of the liability of the 2019 Notes was determined using a discounted cash flow model based on current market interest rates available to the Company. These inputs are corroborated by observable market data for similar liabilities and therefore classified within Level 2 of the fair-value hierarchy.

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

The Company received a notice of default from holders of more than 25% of the outstanding principal amount of the 2019 Notes on October 13, 2017. In accordance with the terms of the 2019 Notes, the Company elected to begin paying additional interest starting January 11, 2018 (the 90th day following the Company’s receipt of the notice of default). As a result of the Company regaining compliance with its SEC filing requirements, the Company was no longer required to pay the additional interest as of July 9, 2018. The Company was required to record a derivative related to this contingent interest as a liability and expense in its financial statements due to the late filings of the Company’s quarterly reports on Form 10-Q in 2017. At March 31, 2019, the recorded contingent interest derivative liability within accrued expenses was zero as a result of Company regaining compliance with its SEC filing requirements.

Interest expense

The following table summarizes the Company’s interest expense:

	Three Months Ended March 31,
	2019	2018
Convertible Senior Notes
Amortization of debt issuance costs	155	353
Interest on borrowings	191	431
Additional interest on default	—	129
Capital leases	—	242
Other	239	92
Total	$585	$1,247

8. Accumulated Other Comprehensive (Loss) / Income

The changes in accumulated other comprehensive (loss) income during the three months ended March 31, 2019 were as follows:

	Balance at December 31, 2018	Other comprehensive loss	Tax effect	Balance at March 31, 2019
Foreign currency	$(26,436)	$(295)	$—	$(26,731)
Unrealized loss on intra-entity foreign currency transactions	(3,906)	(538)	155	(4,289)
Unrealized holding losses on marketable debt securities	(41)	(905)	—	(946)
Total	$(30,383)	$(1,738)	$155	$(31,966)

9. Stockholders’ Equity

There were no significant changes to Company’s authorized capital stock and preferred stock during the three months ended March 31, 2019.

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

As of March 31, 2019, there were 195,181 shares of Series A Preferred Stock outstanding, including the initial issuance of 185,000 shares of Series A Preferred Stock and the issuance of 10,181 shares of Series A Preferred Stock as dividends.

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

On and after the fifth anniversary of February 15, 2018, holders of shares of Series A Preferred Stock have the right to cause the Company to redeem each share of Series A Preferred Stock for cash in an amount equal to the sum of the current liquidation preference and any accrued dividends. Each share of Series A Preferred Stock is also redeemable at the option of the holder upon the occurrence of a “Fundamental Change” (as that term is defined in the Series A Certificate) at a specified premium (“Liquidation Value”). In addition, the Company is also permitted to redeem all outstanding shares of the Series A Preferred Stock at any time (i) within the first 30 months of the date of issuance for the sum of the then-applicable Liquidation Preference, accrued but unpaid dividends and a make whole amount (known as “Redemption Value”) and (ii) following the 30-month anniversary of the date of issuance for the sum of the then-applicable Liquidation Preference and the accrued but unpaid dividends. As of March 31, 2019, the Liquidation Value and Redemption Value of the Preferred Shares was $243.1 million.

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

A summary of the Company’s Series A Convertible Participating Perpetual Preferred Stock balance at March 31, 2019 and changes during the three months ended March 31, 2019, are presented below:

	Preferred Stock
	Shares	Amount
Balance at December 31, 2018	195	$176,603
Issuance of preferred stock	—	—
Initial discount and issuance costs related to preferred stock	—	—
Amortization of preferred stock issuance costs	—	462
Issuance of preferred PIK dividend	—	—
Balance at March 31, 2019	195	$177,065

Registration Rights

There were no significant changes to the Company’s registration rights during the three months ended March 31, 2019.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Stock Plans

There were no significant changes to the Company’s Stock Plans during the three months ended March 31, 2019. As of March 31, 2019, there were zero shares available for the grant or award under the Company’s 2015 Plan and 0.3 million shares available for the grant or award under the Company’s new hire equity incentive plan.

During the three months ended March 31, 2019, the Company granted awards to purchase an aggregate of insignificant number of shares under the Company’s 2015 Plan, none of which awards are vested as of March 31, 2019. If there is an insufficient number of shares available under the 2015 Plan for issuance upon vesting and subsequent exercise of such awards, the Company intends to settle such awards for cash. These awards as well as the Company’s performance cash awards granted to executives under the 2019-2021 LTI Plan have been accounted for as liability awards, due to the Company’s intent and the ability to settle such awards in cash upon vesting and has reflected such awards in accrued expenses. As of March 31, 2019, the liability for such awards is approximately $0.2 million.

Stock-Based Compensation

The following table summarizes stock-based compensation expense related to all of the Company’s stock awards included by operating expense categories, as follows:

	Three Months Ended March 31,
	2019	2018
Cost of revenues	$686	$1,112
Research and development	1,225	1,540
Selling, general and administrative	3,644	4,534
Total stock-based compensation expense	$5,555	$7,186

The following table summarizes stock-based compensation expense related to all of the Company’s stock awards included by award types, as follows:

	Three Months Ended March 31,
	2019	2018
Stock options	$1,697	$1,760
Restricted stock awards	3,858	5,426
Employee Stock Purchase Plan	—	—
Total stock-based compensation before taxes	5,555	7,186
Tax benefit	$1,058	$2,423

The total stock-based compensation cost related to unvested equity awards as of March 31, 2019 was approximately $34.6 million. The expense is expected to be recognized over a weighted-average period of approximately 2.23 years.

Stock Options

There were no significant changes to the Company’s Stock Option Plans during the three months ended March 31, 2019.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

The Company uses the Black-Scholes option pricing model for determining the estimated fair value for stock options. The weighted-average assumptions used in the Black-Scholes option pricing model are as follows:

	Three Months Ended March 31,
	2019	2018
Expected stock price volatility	69.2%	64.5%
Risk-free interest rate	2.5%	2.5%
Expected life of options (in years)	4.23	4.09
Expected dividend yield	0.0%	0.0%
Weighted-average fair value (grant date) of the options	$3.95	$4.17

The following table summarizes information about stock options outstanding as of March 31, 2019:

Options	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2018	4,254	$17.93
Options Granted	167	7.79
Options Exercised	—	—
Options Cancelled	(273)	29.31
Outstanding at March 31, 2019	4,148	$16.77	4.97	$33
Vested at March 31, 2019	1,470	$26.61	3.67	$—
Exercisable at March 31, 2019	1,470	$26.61	3.67	$—

The total intrinsic value for stock options exercisable at March 31, 2019 and 2018 was nil for both periods. The total intrinsic value of stock options exercised for the three months ended March 31, 2019 and 2018 was nil for both periods.

Awards of Restricted Stock and Performance Stock

There were no significant changes to the Company’s restricted stock award (“Restricted Stock”) and performance stock plan during the three months ended March 31, 2019 from December 31, 2018.

A summary of the Company’s unvested restricted stock at March 31, 2019, and changes during the three months ended March 31, 2019, is presented below:

Unvested Restricted Stock	Number of Awards	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2018	2,700	$12.71
Granted (1)	124	7.17
Vested	(407)	17.30
Forfeited	(52)	13.74
Unvested at March 31, 2019 (2)	2,365	$11.62
________________________________
(1) Includes 31 performance-based cash units.

(2)	Includes 102 performance-based cash units.

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

10. Income Taxes

The Company recognized approximately $1.4 million in related income tax benefit and $0.1 million in related tax provision during the three months ended March 31, 2019 and 2018, respectively. The effective tax rate was approximately 6.6% for the three months ended March 31, 2019, which was lower than the U.S. federal statutory rate primarily due to the valuation allowances recorded in domestic and foreign jurisdictions offset by certain jurisdictions projecting current tax expense. The Company considered all available evidence, including historical profitability and projections of future taxable income together with new evidence, both positive and negative, that could affect the view of the future realization of deferred tax assets. As a result of the assessment, no change was recorded by the Company to the valuation allowance during the three months ended March 31, 2019.

11. Restructuring

Throughout 2017 and in 2018, the Company initiated a work-force reduction as part of a corporate restructuring, with reductions occurring across all levels and departments within the Company, primarily to reduce costs subsequent to an acquisition or divestiture. As part of these efforts, the Company continues to identify workforce optimization opportunities to better align the Company’s resources with its key strategic priorities.

A summary of the Company’s restructuring accrual at March 31, 2019 and changes during the three months ended March 31, 2019, are presented below:

	Balance at December 31, 2018	Charges	Payments	Balance at March 31, 2019
Employment termination costs	$1,276	$421	$(1,250)	$447

12. Earnings per Common Share (“EPS”)

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

	Three Months Ended March 31,
	2019	2018
Numerator - Basic:
Net loss from operations	$(19,737)	$(37,977)
Net (income) loss attributable to redeemable noncontrolling interests	(313)	1,285
Preferred stock dividend	(7,537)	(3,353)
Net loss attributable to Synchronoss	$(27,587)	$(40,045)

Numerator - Diluted:
Net loss from operations attributable to Synchronoss	$(27,587)	$(40,045)
Income effect for interest on convertible debt, net of tax	—	—
Net loss attributable to Synchronoss	$(27,587)	$(40,045)

Denominator:
Weighted average common shares outstanding — basic	40,320	42,181
Dilutive effect of:
Shares from assumed conversion of convertible debt [1]	—	—
Shares from assumed conversion of preferred stock [2]	—	—
Options and unvested restricted shares	—	—
Weighted average common shares outstanding — diluted	40,320	42,181

Earnings per share:
Basic	$(0.68)	$(0.95)
Diluted	$(0.68)	$(0.95)

Anti-dilutive stock options excluded	—	2,441
Unvested shares of restricted stock awards	2,365	1,855

(1)
The calculation does not include the effect of assumed conversion of convertible debt of 1,957,105 shares for 2019 and 4,325,646, for 2018, which is based on 18.8072 shares per $1,000 principal amount of the 2019 Notes.

(2)
The calculation for 2019 period does not include the effect of assumed conversion of preferred stock of 10,843,394 shares, which is based on 55.5556 shares per $1,000 principal amount of the preferred stock, because the effect would have been anti–dilutive.

13. Commitments, Contingencies and Other

Purchase Obligations

Aggregate annual future minimum payments under non-cancelable agreements are as follows:

Year ending March 31,	Colocation
Remainder of 2019	$14,795
2020	18,641
2021	43
2022	—
2023 and thereafter	—
$33,479

Legal Matters

On May 1, 2017, May 2, 2017, June 8, 2017 and June 14, 2017, four putative class actions were filed against the Company and certain of its current and former officers and directors in the United States District Court for the District of New Jersey (the “Securities Law Action”). After these cases were consolidated, the court appointed as lead plaintiff Employees’ Retirement System of the State of Hawaii, which filed, on November 20, 2017, a consolidated amended complaint purportedly on behalf of purchasers of our common stock between February 3, 2016 and June 13, 2017. On February 2, 2018, the defendants moved to dismiss the consolidated amended complaint in its entirety, with prejudice. Before that motion was decided, on August 24, 2018, lead plaintiff filed a second consolidated amended complaint purportedly on behalf of purchasers of our common stock between October 28, 2014 and June 13, 2017. The second consolidated amended complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and it alleges, among other things, that the defendants made false and misleading statements of material information concerning our financial results, business operations, and prospects. The plaintiff seeks unspecified damages, fees, interest, and costs. Defendants’ motion to dismiss the second consolidated amended complaint is pending before the Court. The Company believes that the asserted claims lack merit, and intends to defend against all of the claims vigorously. Due to the inherent uncertainties of litigation, the Company cannot predict the outcome of the actions at this time and can give no assurance that the asserted claims will not have a material adverse effect on its financial position or results of operations.

On September 15, 2017, October 24, 2017, October 27, 2017 and October 30, 2017, the Company’s shareholders filed derivative lawsuits against certain of its officers and directors and the Company (as nominal defendant) in the United States District Court for the District of New Jersey (the “Derivative Suits”). On May 24, 2018, the Court consolidated the Derivative Suits and appointed Lisa LeBoeuf as lead plaintiff. The lead plaintiff designated as the Operative Complaint the complaint she previously had filed on October 27, 2017, which alleges claims related to breaches of fiduciary duties and unjust enrichment. The Operative Complaint’s allegations relate to substantially the same facts as those underlying the Securities Law Action described above. Plaintiff seeks unspecified damages and for the Company to take steps to improve its corporate governance and internal procedures. Defendants’ motion to dismiss the Operative Complaint is pending before the Court. On March 7, 2019, Synchronoss shareholders, Beth Daniel and Juan Solis, filed a separate derivative lawsuit against certain of the Company’s current and former officers and directors and the Company (as nominal defendant) in the Court of Chancery of the State of Delaware, asserting substantially the same allegations as those underlying the Derivative Suits and the Securities Law Action described above. Plaintiffs seek unspecified damages and for the Company to take steps to improve its corporate governance and internal procedures. Defendants filed a motion to stay the action, which is pending before the Court. Defendants also filed a motion to dismiss the action. Defendants have requested that the motion to dismiss will be briefed only in the event the requested stay is denied or later lifted. The Company believes that the asserted claims lack merit and intends to defend against all of the claims vigorously. Due to the inherent uncertainties of litigation,

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

the Company cannot predict the outcome of the Derivative Suits at this time, and can give no assurance that the asserted claims will not have a material adverse effect on our financial position or results of operations.

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

On June 13, 2018, The Bank of New York Mellon, in its capacity as trustee (the “Trustee”) under the indenture dated as of August 12, 2014 (the “Indenture”) governing for the 2019 Notes, filed a verified complaint with the Court of Chancery of the State of Delaware, captioned The Bank of New York Mellon, as Indenture Trustee v. Synchronoss Technologies, Inc. (the “BNY Action”). The BNY Action complaint alleged that a “Fundamental Change” has occurred under the Indenture as a result of the Company’s Common Stock ceasing to be listed or quoted on Nasdaq and that an event of default under the Indenture has occurred as a result of the Company’s failure to provide a notice of such Fundamental Change which, if true, following notice from holders of more than 25% of the outstanding principal under the Notes would trigger the acceleration of the principal and interest outstanding under the 2019 Notes, which otherwise mature on August 15, 2019. On November 2, 2018, the parties filed a stipulation of dismissal of the BNY Action.

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

14. Additional Financial Information

Other Income

The following table sets forth the components of Other Income included in the Condensed Consolidated Statements of Operations:

	Three Months Ended March 31,
	2019	2018
FX gains (losses) (1)	$157	$(237)
Remeasurement gain (loss) on financial instrument (2)	—	3,849
Others (3)	306	670
Total	$463	$4,282
________________________________

(1)	Fair value of foreign exchange gains and losses

(2)	Remeasurement of gain/loss on Mandatorily Redeemable Put option for common shares held by Siris.

(3)	Represents an aggregate of individually immaterial transactions

15. Subsequent Events Review

Repayment of Convertible Note

On April 2, 2019 and May 2, 2019, the Company repurchased approximately $31.8 million and $1.4 million of 2019 Notes, respectively.

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

Overview

Synchronoss Technologies, Inc. (“Synchronoss” or the “Company”) is a global software and services company that provides essential technologies for the mobile transformation of business. The Company’s portfolio contains offerings such as personal cloud, secure-mobility, identity management and scalable messaging platforms, products and solutions. These essential technologies create a better way of delivering the transformative mobile experiences that the Company’s customers need to help them stay ahead of the curve in competition, innovation, productivity, growth and operational efficiency.

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

The Company currently operates in and markets its solutions and services directly through its sales organizations in Americas, EMEA, and APAC.

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

Our top five customers accounted for 66% and 72% of net revenues for the three months ended March 31, 2019 and March 31, 2018, respectively. Contracts with these customers typically run for three to five years. Of these customers, Verizon accounted for more than 10% of our revenues in 2019 and 2018. The loss of Verizon as a customer would have a material negative impact on our company. However, we believe that the costs incurred and subscriber disruption by Verizon to replace Synchronoss’ solutions would be substantial.

Current Trends Affecting Our Results of Operations

Business from our Synchronoss Personal Cloud solution has been driven by the growth in mobile devices globally that are becoming content rich. As these devices replace other traditional devices like PCs, the ability to securely back up content from mobile devices, sync it with other devices and share it with family, friends and business associates have become essential needs and subscriber expectations.  Such devices include smartphones, connected cars, personal health and wellness devices and connected home devices. The need for the contents of these devices to be stored in a common cloud are also expected to be drivers of our business in the longer term.

Business from our traditional Synchronoss Messaging business (Email) has been driven by a resurgence in the need for white label secure messaging platforms that favor the Mobile Network Operator’s (“MNO”) business objectives and are not beholden to the objectives of a sponsoring over-the-top (“OTT”) platform. We believe that messaging drives higher subscriber engagement than any other application in the market today and holds the potential to stimulate new revenue from traditional services and third-party brands.  OTT global success has driven MNO’s to look at opportunities to preempt and compete with the OTTs which has potential opportunity for Synchronoss future growth to be driven by the need of TMT companies including (and especially) MNOs to embrace Messaging as a Platform (“MaaP”) to converse with subscribers in an efficient, automated way (streamlining the costs and increasing the effectiveness of self-care, as well as the yield of cross-sell upselling of service plans, devices, bundles, etc.). The Synchronoss Advanced Messaging Platform provides state of the art RCS-driven features including the ability to support advanced Peer to Peer communications and introduce new revenue streams driven by commerce and advertising via Application-to-Person capabilities.

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

Discussion of the Condensed Consolidated Statements of Operations

The following table presents an overview of our results of operations for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,		2019 vs 2018
	2019	2018	$ Change
Net revenues	$88,105	$83,709	$4,396
Cost of revenues*	38,953	44,549	(5,596)
Research and development	19,681	20,905	(1,224)
Selling, general and administrative	29,246	38,110	(8,864)
Restructuring charges	421	1,108	(687)
Depreciation and amortization	20,143	23,271	(3,128)
Total costs and expenses	108,444	127,943	(19,499)
Loss from continuing operations	$(20,339)	$(44,234)	$23,895
________________________________

*	Cost of revenues excludes depreciation and amortization which are shown separately.

Net revenues increased $4.4 million to $88.1 million for the three months ended March 31, 2019, compared to the same period in 2018. The overall change is due to an increase in messaging revenue primarily due to the delivery of an advanced messaging solution to a customer in the Japanese market and an uptick in business volume in our core messaging business.

Cost of revenues decreased $5.6 million to $39.0 million for the three months ended March 31, 2019, compared to the same period in 2018. The 2019 decrease was primarily due to cost savings initiatives implemented in 2017 and 2018. These initiatives resulted in a significant decrease in cost of revenues driven mainly by data center consolidation and operating expense savings.

Research and development expense decreased $1.2 million to $19.7 million for the three months ended March 31, 2019, compared to the same period in 2018. The decrease in 2019 is primarily due to the realization of our strategic efforts that began in 2016 which continued in subsequent periods to reduce costs and refocus our resources on key strategic priorities. These efforts resulted in a $3.0 million in decreased personnel related costs including stock-based compensation expense, partially offset by incremental outside consulting fees related to the honeybee acquisition.

Selling, general and administrative expense decreased $8.9 million to $29.2 million for the three months ended March 31, 2019, compared to the same period in 2018. The 2019 decrease was primarily due to $8.0 million net reduction in professional services and outside consulting fees in prior year period and lower telecommunication and facility costs.

Restructuring charges were $0.4 million and $1.1 million for the three months ended March 31, 2019 and 2018, respectively, which primarily related to employment termination costs as a result of the work-force reduction and facility consolidation plans initiated in connection with acquisition and divestiture activities. In the current year, we commenced separate plans designed to reduce operating costs and align our resources with our key strategic priorities. Material cash outlays for restructuring typically occur in the quarter in which the plan is initiated or in the subsequent quarter.

Depreciation and amortization expense decreased $3.1 million to $20.1 million for the three months ended March 31, 2019, compared to the same period in 2018. The 2019 decrease was primarily attributable to the expiration of amortizable acquired assets, partially offset by the increased amortization of capitalized software.

Interest income decreased $3.4 million to $0.2 million for the three months ended March 31, 2019, compared to the same period in 2018. The 2019 decrease was primarily due to lower interest earned on a paid-in-kind purchase money note (the “PIK Note”) issued to the Company by Sequential Technology Holdings LLC balance compared to the respective prior year period. The Company began deferring interest income effective July 1, 2018 related to PIK Note.

Interest expense decreased $0.7 million to $0.6 million for the three months ended March 31, 2019, compared to the same period in 2018. The 2019 decrease was primarily due to a decrease in our borrowings outstanding in 2019 after repayments of 2019 Notes and new lease standard (Topic 842) implementation for interest expense presentation which is now reflected in operating expense effective first quarter of 2019.

Other expense increased $3.8 million to $0.5 million for the three months ended March 31, 2019, compared to the same period in 2018. The change from prior year was primarily due to a $3.8 million remeasurement gain on our mandatorily redeemable put option in 2018, which expired prior to the first quarter of 2019.

Equity method investment income (loss) changed $1.0 million to a loss of $1.2 million for the three months ended March 31, 2019, compared to a loss of $0.2 million for the same period in 2018. All equity method investment income (loss) are the result of our 30% equity interest in STIN and vary based on the financial results of the investment company during the respective reporting period.

Income tax. The Company recognized approximately $1.4 million benefit and $0.1 million in related income tax provision during the three ended March 31, 2019 and 2018, respectively. The effective tax rate was approximately 6.6% for the three months ended March 31, 2019, which was lower than the U.S. federal statutory rate primarily due to the full valuation allowance recorded in the fourth quarter of 2018 and the tax benefits recorded discretely in the third quarter of 2018 from the expiration of the statute of limitations for uncertain tax positions and the reversal of a deferred tax liability related to a change in foreign tax residency. The Company’s effective tax rate was approximately 0.3% for the three months ended March 31, 2018, which was lower than the U.S. federal statutory rate primarily due to the impact of losses in foreign jurisdictions which have lower tax rates than the U.S.

Liquidity and Capital Resources

As of March 31, 2019, our principal sources of liquidity have been cash provided by operations and proceeds from divestitures. Our cash, cash equivalents, marketable securities and restricted cash balance was $110.3 million at March 31, 2019. We anticipate that our principal uses of cash in the future will be to fund the expansion of our business through both organic growth and acquisition activities and the expansion of our customer base as well as the repayment of our Convertible Senior Notes due in August 2019. Uses of cash will also include facility and technology expansion, significant integration and restructuring activities, capital expenditures, and working capital.

At March 31, 2019, our non-U.S. subsidiaries held approximately $21.2 million of cash and cash equivalents that are available for use by all of our operations around the world. At this time, we believe the funds held by all non-U.S. subsidiaries will be permanently reinvested outside of the U.S. However, if these funds were repatriated to the U.S. or used for U.S. operations, certain amounts could be subject to U.S. tax for the incremental amount in excess of the foreign tax paid. Due to the timing and circumstances of repatriation of these earnings, if any, it is not practical to determine the unrecognized deferred tax liability related to the amount.

We believe that our existing cash, cash equivalents, marketable securities, and expected positive cash flows generated from operations will be sufficient to fund our operations for the next twelve months from the date of filing based on our current business plans. Our liquidity plans are subject to a number of risks and uncertainties, including those described in the "Forward-Looking Statements" section of this MD&A and Part I, Item 1A. “Risk Factors”, some of which are outside of our control.

Convertible Senior Notes

On August 12, 2014, we issued the 2019 Notes. The 2019 Notes mature on August 15, 2019, and bear interest at a rate of 0.75% per annum payable semi-annually in arrears on February 15 and August 15 of each year. We accounted for the $230.0 million face value of the debt as a liability and capitalized approximately $7.1 million of financing fees, related to the issuance.

At March 31, 2019, the carrying amount of the liability was $97.2 million and the outstanding principal of the 2019 Notes was $97.4 million, with an effective interest rate of approximately 1.37%. For further details, see Note 7. Debt of the Notes to Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q.

Share Repurchase Program

There were no repurchases in 2019.

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

On and after the fifth anniversary of February 15, 2018, holders of shares of Series A Preferred Stock have the right to cause the Company to redeem each share of Series A Preferred Stock for cash in an amount equal to the sum of the current liquidation preference and any accrued dividends. Each share of Series A Preferred Stock is also redeemable at the option of the holder upon the occurrence of a “Fundamental Change” (as that term is defined in the Series A Certificate) at a specified premium (“Liquidation Value”). In addition, the Company is also permitted to redeem all outstanding shares of the Series A Preferred Stock at any time (i) within the first 30 months of the date of issuance for the sum of the then-applicable Liquidation Preference, accrued but unpaid dividends and a make whole amount (known as “Redemption Value”) and (ii) following the 30-month anniversary of the date of issuance for the sum of the then-applicable Liquidation Preference and the accrued but unpaid dividends. As of March 31, 2019, the Liquidation Value and Redemption Value of the Preferred Shares was $243.1 million.

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

Discussion of Cash Flows

A summary of net cash flows follows (in thousands):

	Three Months Ended March 31,		2019 vs 2018
	2019	2018	Change
Net cash provided by (used in):
Operating activities	$(5,684)	$(9,389)	$3,705
Investing activities	9,598	(13,366)	22,964
Financing activities	(23,461)	86,114	(109,575)

Our primary source of cash is receipts from revenue. The primary uses of cash are personnel and related costs, telecommunications and facility costs related primarily to our cost of revenue and general operating expenses including professional service fees, consulting fees, building and equipment maintenance and marketing expense.

Cash flows from operating activities for the three months ended March 31, 2019 was a $5.7 million use of cash, as compared to $9.4 million of cash used for operating activities for the same period in 2018. The decrease of cash used for operating activities of $3.7 million was primarily due to favorable changes in cash earnings of $20.2 million and an unfavorable change in working capital of $16.5 million.

Cash flows from investing for the three months ended March 31, 2019 was $9.6 million, as compared to $13.4 million in cash used for investing activities during the same period in 2018. The increase of $23.0 million in cash in investing activities was due primarily to cash provided by the sale of marketable securities, net compared to purchase of marketable securities, net in 2018 and decreased capital spend.

Cash flows from financing for three months ended March 31, 2019 was $23.5 million use of cash, as compared to $86.1 million of cash provided by financing activities for the same period in 2018. The cash used for financing for 2019 was primarily driven by the $16.1 million partial repayment of the convertible debt and preferred dividend payment of $7.1 million compared to proceeds for the issuance of preferred stock for the same period in 2018.

Effect of Inflation

Although inflation generally affects us by increasing our cost of labor and equipment, we do not believe that inflation has had any material effect on our results of operations during 2019 and 2018. We do not expect the current rate of inflation to have a material impact on our business.

Contractual Obligations
Our contractual obligations consist of principal and interest related to our Convertible Senior Notes, contingent consideration, non-cancelable capital leases, operating leases or long-term agreements for office space, automobiles, office equipment and colocation services and contractual commitments under third-party hosting, software licenses and maintenance agreements. The following table summarizes our long‑term contractual obligations as of March 31, 2019 (in thousands).

	Payments Due by Period
	Total	Remainder of 2019	2020 - 2022	2023 - 2024	Thereafter
Convertible Senior Notes (1)	97,429	97,429	—	—	—
Interest (1)	343	343	—	—	—
Operating lease obligations	101,372	9,491	38,181	20,234	33,466
Purchase obligations (2)	33,479	14,795	18,684	—	—
Other long-term liabilities (3)	2,608	2,608	—	—	—
Total	$235,231	$124,666	$56,865	$20,234	$33,466
________________________________
(1) Amount represents obligation and interest associated with 2019 Notes.

(2)	Amount represents obligations associated with colocation agreements and other customer delivery related purchase obligations.

(3)	Amount represents unrecognized tax positions recorded in our balance sheet. Although the timing of the settlement is uncertain, we believe this amount will be settled within three years.

Uncertain Tax Positions

Unrecognized tax benefits of $4.0 million at March 31, 2019 are excluded from the table above as we are not able to reasonably estimate when we would make any cash payments required to settle these liabilities, but we do not believe that the ultimate settlement of our obligations will materially affect our liquidity. We do not expect that the balance of unrecognized tax benefits will significantly increase or decrease over the next twelve months.

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

During the three months ended March 31, 2019, the Company made significant changes in its accounting policies over leases, to align with the adoption of Topic 842. These updates are described in detail in Note 2. Basis of Presentation and Consolidation. Aside from the adoption of Topic 842, there were no significant changes in our critical accounting policies and estimates discussed in our Form 10-K for the year ended December 31, 2018 during the three months ended March 31, 2019.  Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018 for a more complete discussion of our critical accounting policies and estimates.

Recently Issued Accounting Standards

For a discussion of recently issued accounting standards see Note 2. Basis of Presentation and Consolidation included in Part I, Item 1. “Notes to Condensed Consolidated Financial Statements (unaudited)” of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2019 and December 31, 2018 that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

The primary objective of our investment activities is to preserve our capital for the purpose of funding operations, while at the same time maximizing the income, we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and short- and long-term investments in a variety of securities, which could include commercial paper, money market funds and corporate and government debt securities. Our cash, cash equivalents and marketable securities at March 31, 2019 and December 31, 2018 were invested in liquid money market accounts, certificates of deposit and government securities. All market-risk sensitive instruments were entered into for non-trading purposes.

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

Interest Rate Risk

We are exposed to the risk of interest rate fluctuations on the interest income earned on our cash and cash equivalents. A hypothetical 100 basis point movement in interest rates applicable to our cash and cash equivalents outstanding at March 31, 2019 would increase interest income by approximately $0.9 million on an annual basis.

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

The accounting adjustments referenced above resulted from certain material weaknesses in our internal control over financial reporting. Management determined these material weaknesses and other control deficiencies were primarily the result of an ineffective control environment. As a result, the Company lacked effective control activities necessary to prepare accurate financial statements and ensure compliance with regulatory filing requirements applicable to public companies. These material weaknesses are further described in subsection “Evaluation of Disclosure Controls and Procedures” in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2018.

Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As described in additional detail in the 2018 Form 10-K, the Company did not maintain effective controls within its financial close process. Until these material weaknesses are remediated, they could result in material misstatements of the Company’s financial statements that would not be prevented or detected. As of March 31, 2019, the remedial measures identified below are being put in place and will be tested by management for operational effectiveness throughout fiscal 2019.

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

The Company’s Principal Executive Officer and Principal Financial Officer have evaluated the design and effectiveness of the Company’s disclosure controls and procedures as of March 31, 2019 and, due to the existence of the material weaknesses in internal control over financial reporting described above, the Company’s Principal Executive and Principal Financial Officers have determined that such disclosure controls and procedures were not effective as of such date. In light of the material weakness, the Company performed additional analysis and other post-closing procedures to ensure the Company’s condensed consolidated financial statements are prepared in accordance with U.S. GAAP. Accordingly, the Company’s management, including its Principal Executive and Principal Financial Officers, has concluded that the condensed consolidated financial statements included in this Form 10-Q present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

Remediation of Material Weaknesses in Internal Control Over Financial Reporting

Following the identification of the material weaknesses described above and further described in subsection “Evaluation of Disclosure Controls and Procedures” in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2018, and with the oversight of the Audit Committee, management is committed to the planning and implementation of remediation efforts to address these material weaknesses. The remediation efforts, summarized below, which are either implemented or in process, are intended to both address the identified material weaknesses and strengthen our overall financial control environment. In this regard, the following represents the enhancements the Company has designed and is in the process of implementing, in an effort to remediate the material weaknesses above:

Control Environment

•	The CEO and CFO continue to communicate and reinforce the importance of our control environment.

•	The Company has developed a more comprehensive revenue recognition policy and controls.

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

•
The Company has hired a Director of Revenue Recognition, a Director of Technical Accounting, and other resources to augment our staff to support further enhancement on the controls and procedures surrounding revenue recognition and technical matters.

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

•
The Company has engaged external resources to assist in developing more detailed process flows. The process flows clearly document the financial statement risks and the corresponding control(s) designed to mitigate the identified risk. Management’s process flows are substantially complete, and our testing is planned to begin in the second quarter.

Information and Communication

•
The Company has established a Disclosure Committee that includes key members of management that include key members of management that have responsibility for disclosure information necessary for periodic filings with the SEC. The committee met formally for purposes of the Fiscal 2019 Form 10-Q filing to discuss all significant events and relevant disclosure matters for the filing.

•
The Company has established a quarterly significant non-recurring transactions meeting that includes key members of management from each functional business area including sales, marketing, finance, operations, information technology, and legal. The meeting includes a standardized agenda that discusses relevant business matters and updates that may have an accounting implication for the quarter. Each matter is documented, the accounting implications are assessed, and the appropriate actions are taken.

Monitoring Activities and Risk Assessment

•	We formally established an Internal Audit function and our Audit Committee approved their charter in January 2019.

•	We have enhanced our risk assessment processes to identify relevant accounts and assertions and design control procedures that relate to relevant risks.

•	We have reevaluated and completed our control design of our entity level controls.

•	We have hired external resources to support and improve our Internal Audit function.

To support the execution of this remediation plan, the Company has also engaged additional external resources to aid and supplement the Company’s existing internal resources as of March 31, 2019. The Company will continue to further enhance its design and implementation of the processes described above.

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

Changes in Internal Controls Over Financial Reporting

Excluding the changes described above under “Remediation of Material Weaknesses in Internal Control Over Financial Reporting” including the on-going remediation efforts described above, there were no changes in our internal control over financial reporting during the period ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

For a discussion of our material pending legal proceedings that could impact our results of operations, financial condition or cash flows see Note 13. Commitments, Contingencies and Other included in Part I, Item 1. “Notes to Condensed Consolidated Financial Statements (unaudited)” of this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, which could materially affect our business, financial condition or future results. The risks described in our Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.  If any of the risks actually occur, our business, financial condition or results of operations could be adversely affected. In that case, the trading price of our stock could decline, and our stockholders may lose part or all of their investment.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.  OTHER INFORMATION
None.

ITEM 6.  EXHIBITS

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of the Registrant, incorporated by reference to Registrant’s Registration Statement on Form S‑1 (Commission File No. 333‑132080).
3.2	Amended and Restated Bylaws of the Registrant, incorporated by reference to Registrant’s Registration Statement on Form S‑1 (Commission File No. 333‑132080).
3.3	Amendment No. 1 to Amended and Restated Bylaws of Registration, incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on February 20, 2018.
10.1†	Offer Letter dated December 15, 2017 between the Registrant and Mary Clark (filed herewith)
10.2†	Offer letter dated October 4, 2018 between the Registrant and Jeff Miller (filed herewith)
31.1	Certification of Principal Executive Officer pursuant to Rule 13a‑14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes‑Oxley Act of 2002 (filed herewith)
31.2	Certification of Principal Financial Officer pursuant to Rule 13a‑14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes‑Oxley Act of 2002 (filed herewith)
32.1
Certification of Principal Executive Officer pursuant to Rule 13a‑14(b) of the Exchange Act and section 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes‑Oxley Act of 2002 (filed herewith)

32.2
Certification of Principal Financial Officer pursuant to Rule 13a‑14(b) of the Exchange Act and section 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes‑Oxley Act of 2002 (filed herewith)

101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Labels Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
_______________________________________________________
† Compensation Arrangement.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Synchronoss Technologies, Inc.

/s/ Glenn Lurie
Glenn Lurie
Chief Executive Officer
(Principal Executive Officer)

/s/ David Clark
David Clark
Chief Financial Officer

May 10, 2019