Form 10-Q
period 2019-06-30
SYNCHRONOSS TECHNOLOGIES INC
filed 2019-08-06
CIK 1131554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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
As of August 2, 2019, there were 44,383,050 shares of common stock issued and outstanding.

SYNCHRONOSS TECHNOLOGIES, INC.
FORM 10-Q INDEX

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

SYNCHRONOSS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (In thousands)

	June 30, 2019	December 31, 2018

ASSETS
Current assets:
Cash and cash equivalents	$34,229	$103,771
Restricted cash*	381	6,089
Marketable securities, current	44,259	28,230
Accounts receivable, net of allowances of $3,455 and $4,599 at June 30, 2019 and December 31, 2018, respectively**	99,928	102,798
Prepaid expenses	28,460	45,058
Other current assets	10,252	8,508
Total current assets	217,509	294,454
Marketable securities, non-current	67	6,658
Property and equipment, net	44,164	67,937
Operating lease right-of-use assets	63,416	—
Goodwill	224,335	224,899
Intangible assets, net	86,649	98,706
Other assets	7,764	8,982
Equity method investment	—	1,619
Total assets	$643,904	$703,255

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	18,458	13,576
Accrued expenses	54,247	59,545
Deferred revenues, current	59,574	57,101
Short-term convertible debt, net of debt issuance costs	47,076	113,542
Total current liabilities	179,355	243,764
Lease financing obligation	—	9,494
Operating lease liabilities, non-current	65,141	—
Deferred tax liabilities	638	1,347
Deferred revenues, non-current	44,128	59,841
Other non-current liabilities	6,118	10,797
Redeemable noncontrolling interest	12,500	12,500
Commitments and contingencies (Note 13)
Series A Convertible Participating Perpetual Preferred Stock, $0.0001 par value; 10,000 shares authorized; 202 shares issued and outstanding at June 30, 2019	184,668	176,603
Stockholders’ equity:
Common stock, $0.0001 par value; 100,000 shares authorized, 51,578 and 49,836 shares issued; 44,416 and 42,674 outstanding at June 30, 2019 and December 31, 2018, respectively	5	5
Treasury stock, at cost (7,162 and 7,162 shares at June 30, 2019 and December 31, 2018, respectively)	(82,087)	(82,087)
Additional paid-in capital	531,282	534,673
Accumulated other comprehensive loss	(30,897)	(30,383)
Accumulated deficit	(266,947)	(233,299)
Total stockholders’ equity	151,356	188,909
Total liabilities and stockholders’ equity	$643,904	$703,255
_______________________________

*	See Note 2. Basis of Presentation and Consolidation for restricted cash details.

**	See Note 6. Investments in Affiliates and Related Transactions for related party transactions reflected in this account.

See accompanying notes to condensed consolidated financial statements.

SYNCHRONOSS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Net revenues	$77,846	$76,742	$165,951	$160,451
Costs and expenses:
Cost of revenues*	33,403	39,525	72,356	84,074
Research and development	19,026	20,200	38,707	41,105
Selling, general and administrative	23,080	33,938	52,326	72,048
Restructuring charges	356	2,778	777	3,886
Depreciation and amortization	20,269	23,401	40,412	46,672
Total costs and expenses	96,134	119,842	204,578	247,785
Loss from continuing operations	(18,288)	(43,100)	(38,627)	(87,334)
Interest income	299	3,763	488	7,315
Interest expense	(463)	(1,318)	(1,048)	(2,565)
Gain on extinguishment of debt	430	—	817	—
Other (expense) income, net	(24)	(23)	439	4,259
Equity method investment loss	(376)	(7)	(1,619)	(212)
Loss from continuing operations, before taxes	(18,422)	(40,685)	(39,550)	(78,537)
Benefit (provision) for income taxes	1,844	(579)	3,235	(704)
Net loss	(16,578)	(41,264)	(36,315)	(79,241)
Net (income) loss attributable to redeemable noncontrolling interests	(593)	1,259	(906)	2,544
Preferred stock dividend	(7,859)	(7,260)	(15,396)	(10,613)
Net loss attributable to Synchronoss	$(25,030)	$(47,265)	$(52,617)	$(87,310)

Earnings per share:
Basic	$(0.61)	$(1.20)	$(1.30)	$(2.14)
Diluted	$(0.61)	$(1.20)	$(1.30)	$(2.14)

Weighted-average common shares outstanding:
Basic	40,810	39,456	40,566	40,812
Diluted	40,810	39,456	40,566	40,812
________________________________

*	Cost of revenues excludes depreciation and amortization which are shown separately.

See accompanying notes to condensed consolidated financial statements.

SYNCHRONOSS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited) (In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss	$(16,578)	$(41,264)	$(36,315)	$(79,241)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	802	(7,857)	507	(4,985)
Unrealized gain (loss) on available for sale securities	3	(28)	(902)	(49)
Net loss on intra-entity foreign currency transactions	264	(1,360)	(119)	(531)
Total other comprehensive income (loss)	1,069	(9,245)	(514)	(5,565)
Comprehensive loss	(15,509)	(50,509)	(36,829)	(84,806)
Comprehensive (income) loss attributable to redeemable noncontrolling interests	(593)	1,259	(906)	2,544
Comprehensive loss attributable to Synchronoss	$(16,102)	$(49,250)	$(37,735)	$(82,262)

See accompanying notes to condensed consolidated financial statements.

SYNCHRONOSS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited) (In thousands)

	Three Months Ended June 30, 2019
	Common Stock		Treasury Stock		Additional	Accumulative Other		Total
	Shares	Amount	Shares	Amount	Paid-In Capital	Comprehensive Income (Loss)	Accumulated deficit	Stockholders' Equity
Balance at March 31, 2019	49,908	$5	(7,162)	$(82,087)	$533,224	$(31,966)	$(249,776)	$169,400
Stock based compensation	—	—	—	—	5,329	—	—	5,329
Issuance of restricted stock	1,670	—	—	—	—	—	—	—
Preferred stock dividends declared	—	—	—	—	(7,331)	—	—	(7,331)
Amortization of preferred stock issuance costs	—	—	—	—	(528)	—	—	(528)
Shares withheld for taxes in connection with issuance of restricted stock	—	—	—	—	(5)	—	—	(5)
Net loss attributable to Synchronoss	—	—	—	—	—	—	(17,171)	(17,171)
Non-controlling interest	—	—	—	—	593	—	—	593
Total other comprehensive income (loss)	—	—	—	—	—	1,069	—	1,069
Balance at June 30, 2019	51,578	$5	(7,162)	$(82,087)	$531,282	$(30,897)	$(266,947)	$151,356

	Three Months Ended June 30, 2018
	Common Stock		Treasury Stock		Additional	Accumulative Other		Total
	Shares	Amount	Shares	Amount	Paid-In Capital	Comprehensive Income (Loss)	Accumulated deficit	Stockholders' Equity
Balance at March 31, 2018	52,274	$5	(11,055)	$(150,414)	$612,758	$(19,693)	$(51,837)	$390,819
Stock based compensation	—	—	—	—	7,621	—	—	7,621
Issuance of restricted stock	1,058	—	—	—	—	—	—	—
Preferred stock dividends declared	—	—	—	—	(6,828)	—	—	(6,828)
Amortization of preferred stock issuance costs	—	—	—	—	(346)	—	—	(346)
Retirement of treasury stock	(3,893)	—	3,893	68,330	(68,330)	—	—	—
Shares withheld for taxes in connection with issuance of restricted stock	—	—	—	—	(10)	—	—	(10)
Net loss attributable to Synchronoss	—	—	—	—	—	—	(40,005)	(40,005)
Non-controlling interest	—	—	—	—	(1,259)	—	—	(1,259)
Total other comprehensive income (loss)	—	—	—	—	—	(9,212)	—	(9,212)
ASC 606 revenue recognition implementation impact	—	—	—	—	—	(33)	—	(33)
Other	—	—	—	—	(3)	—	1	(2)
Balance at June 30, 2018	49,439	$5	(7,162)	$(82,084)	$543,603	$(28,938)	$(91,841)	$340,745

	Six Months Ended June 30, 2019
	Common Stock		Treasury Stock		Additional	Accumulative Other		Total
	Shares	Amount	Shares	Amount	Paid-In Capital	Comprehensive Income (Loss)	Accumulated deficit	Stockholders' Equity
Balance at December 31, 2018	49,836	$5	(7,162)	$(82,087)	$534,673	$(30,383)	$(233,299)	$188,909
Stock based compensation	—	—	—	—	11,108	—	—	11,108
Issuance of restricted stock	1,743	—	—	—	—	—	—	—
Preferred stock dividends declared	—	—	—	—	(14,406)	—	—	(14,406)
Amortization of preferred stock issuance costs	—	—	—	—	(990)	—	—	(990)
Shares withheld for taxes in connection with issuance of restricted stock	(1)	—	—	—	(9)	—	—	(9)
Net loss attributable to Synchronoss	—	—	—	—	—	—	(37,221)	(37,221)
Non-controlling interest	—	—	—	—	906	—	—	906
Total other comprehensive income (loss)	—	—	—	—	—	(514)	—	(514)
ASC 842 lease standard implementation impact	—	—	—	—	—	—	3,573	3,573
Balance at June 30, 2019	51,578	$5	(7,162)	$(82,087)	$531,282	$(30,897)	$(266,947)	$151,356

	Six Months Ended June 30, 2018
	Common Stock		Treasury Stock		Additional	Accumulative Other		Total
	Shares	Amount	Shares	Amount	Paid-In Capital	Comprehensive Income (Loss)	Accumulated deficit	Stockholders' Equity
Balance at December 31, 2017	52,028	$5	(5,060)	$(105,584)	$597,553	$(23,373)	$(5,014)	$463,587
Stock based compensation	—	—	—	—	14,807	—	—	14,807
Issuance of restricted stock	1,304	—	—	—	—	—	—	—
Preferred stock dividends declared	—	—	—	—	(10,181)	—	—	(10,181)
Amortization of preferred stock issuance costs	—	—	—	—	(432)	—	—	(432)
Retirement of treasury stock	(3,893)	—	3,893	68,330	(68,330)	—	—	—
Shares withheld for taxes in connection with issuance of restricted stock	—	—	—	—	(10)	—	—	(10)
Treasury shares received in connection with PIPE Purchase Agreement	—	—	(5,995)	(44,830)	—	—	—	(44,830)
Net loss attributable to Synchronoss	—	—	—	—	—	—	(76,697)	(76,697)
Non-controlling interest	—	—	—	—	10,237	—	—	10,237
Total other comprehensive income (loss)	—	—	—	—	—	(5,565)	—	(5,565)
ASC 606 revenue recognition implementation impact	—	—	—	—	—	—	(10,130)	(10,130)
Other	—	—	—	—	(41)	—	—	(41)
Balance at June 30, 2018	49,439	$5	(7,162)	$(82,084)	$543,603	$(28,938)	$(91,841)	$340,745

See accompanying notes to condensed consolidated financial statements.

SYNCHRONOSS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (In thousands)

	Six Months Ended June 30,
	2019	2018
Operating activities:
Net loss	$(36,315)	$(79,241)
Adjustments to reconcile Net Loss to net cash used in operating activities:
Depreciation and amortization	40,412	46,672
Change in fair value of financial instruments	—	(3,849)
Amortization of debt issuance costs	237	706
(Gain) loss on extinguishment of debt	(817)	—
Accrued PIK interest*	—	(7,037)
(Earnings) loss from equity method investments*	1,619	212
Amortization of bond premium	(34)	44
Deferred income taxes	(702)	(1,223)
Non-cash interest on leased facility	—	547
Stock-based compensation	11,028	14,824
Changes in operating assets and liabilities:
Accounts receivable, net of allowance for doubtful accounts	2,870	29,334
Prepaid expenses and other current assets	17,635	(13,415)
Other assets	2,042	1,260
Accounts payable	5,151	8,109
Accrued expenses	(9,569)	(24,685)
Other liabilities	(1,826)	632
Lease obligation interest payment	—	(483)
Deferred revenues	(13,167)	(43,788)
Net cash provided by (used for) operating activities	18,564	(71,381)
Investing activities:
Purchases of property and equipment	(4,940)	(3,820)
Purchases of capitalized software	(5,959)	(8,201)
Purchases of marketable securities available for sale	(37,542)	(13,383)
Maturity of marketable securities available for sale	28,191	1,970
Business acquired, net of cash	—	(9,798)
Net cash used for investing activities	(20,250)	(33,232)
Financing activities:
Extinguishment of outstanding Convertible Senior Notes	(65,887)	—
Proceeds from issuance of preferred stock	—	86,220
Preferred dividend payment	(7,075)	—
Payments for finance leases	(612)	(718)
Net cash (used for) provided by financing activities	(73,574)	85,502
Effect of exchange rate changes on cash	10	(749)
Net decrease in cash, restricted cash and cash equivalents	(75,250)	(19,860)
Cash, restricted cash and cash equivalents, beginning of period	109,860	246,125
Cash, restricted cash and cash equivalents, end of period	$34,610	$226,265

Cash and cash equivalents per the Condensed Consolidated Balance Sheets	$34,229	$222,785
Restricted cash per the Condensed Consolidated Balance Sheets	$381	$3,480
Total cash, cash equivalents and restricted cash	$34,610	$226,265

Supplemental disclosures of non-cash investing and financing activities:
Accrued dividends on Series A Convertible Participating Perpetual Preferred Stock	$7,332	$10,181
_______________________________

*	See Note 6. Investments in Affiliates and Related Transactions for related party transactions reflected in this account.

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
The Synchronoss Personal Cloud Platform™ is a secure and highly scalable white label platform designed to store and sync subscriber’s personally created content seamlessly to and from current and new devices. This allows a carrier’s customers to protect, engage with and manage their personal content and gives the Company’s Operator customers the ability to increase average revenue per user (“ARPU”) through a new monthly recurring charge (“MRC”) and opportunities to mine valuable data that will give subscribers access to new, beneficial services. Additionally, the Company’s Personal Cloud Platform performs an expanding set of value-add services including facilitating an Operator’s initial device setup and enhancing visibility and control across disparate devices within subscribers’ smart homes.
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

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

The accompanying interim unaudited condensed consolidated financial statements have been prepared by Synchronoss and in the opinion of management, include all adjustments necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods. They do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019.

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

Restricted Cash

Restricted cash includes amounts related to various deposits, escrows and other cash collateral that are restricted by contractual obligation. As of June 30, 2019, the restricted cash amounts were primarily attributed to cash held in transit, and operating cash held by the Company’s consolidated joint venture Zentry, LLC (“Zentry”), which cannot be used to fulfill the obligations of the Company as a whole.

Recently Issued Accounting Standards

Recent accounting pronouncements adopted

Standard	Description	Effect on the financial statements
Update 2018-07—Compensation—Stock Compensation (Topic 718): Improvements to Non-employee Share-Based Payment Accounting
In June 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-07, regarding ASC Topic 718 “Compensation - Stock Compensation,” which largely aligns the accounting for share-based compensation for non-employees with employees. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year.  Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606.
The adoption of this standard did not have a material effect on the Company’s condensed consolidated financial statements.
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
The adoption of this standard did not have a material effect on the Company’s condensed consolidated financial statements.
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

Generally, upon the commencement of a lease, the Company will record a lease liability and a right-of-use (ROU) asset. However, the Company has elected, for certain classes of underlying assets with initial lease terms of twelve months or less (known as short-term leases), to not recognize a lease liability or ROU asset. Lease liabilities are initially recorded at lease commencement as the present value of future lease payments. ROU assets are initially recorded at lease commencement as the initial amount of the lease liability, together with the following, if applicable: (i) initial direct costs and (ii) lease payments made, net of lease incentives received, prior to lease commencement.

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

As of January 1, 2019, as a result of adopting ASC 842, the Company recorded a net decrease of $3.6 million to its Accumulated deficit.

The adoption of ASC 842 did not have a material effect on the Company's Loss from continuing operations or Net loss, or the related per-share amounts, during the three and six months ended June 30, 2019.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Standards issued not yet adopted

Standard	Description	Effect on the financial statements
Update 2018-17-Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities
The update is intended to improve general purpose financial reporting by considering indirect interests held through related parties in common control arrangements on a proportional basis for determining whether fees paid to decision makers and service providers are variable interests. The amendments in ASU 2018-17 will be effective for fiscal years beginning after December 15, 2019, with early adoption permitted.

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

The Company is currently evaluating the impact of the adoption of this ASU but does not expect that the pending adoption of this ASU will have a material effect on its condensed consolidated financial statements.

Date of adoption: January 1, 2020.

3. Revenue

Disaggregation of revenue

The Company disaggregates revenue from contracts with customers into the nature of the products and services and geographical regions. The Company’s geographic regions are the Americas, Europe, the Middle East and Africa (“EMEA”), and Asia Pacific (“APAC”). The majority of the Company’s revenue is from the Technology, Media and Telecom (collectively, “TMT”) sector.

	Three Months Ended June 30, 2019				Three Months Ended June 30, 2018
	Cloud	Digital	Messaging	Total	Cloud	Digital	Messaging	Total
Geography
Americas	$38,582	$20,508	$2,281	$61,371	$36,563	$20,172	$2,260	$58,995
APAC	—	1,157	8,785	9,942	—	931	9,717	10,648
EMEA	1,849	561	4,123	6,533	2,157	1,083	3,859	7,099
Total	$40,431	$22,226	$15,189	$77,846	$38,720	$22,186	$15,836	$76,742

Service Line
Professional Services	$3,641	$3,989	$4,881	$12,511	$3,576	$4,294	$1,831	$9,701
Transaction Services	1,521	1,144	—	2,665	2,442	2,116	—	4,558
Subscription Services	35,199	16,137	8,557	59,893	32,666	14,454	6,954	54,074
License	70	956	1,751	2,777	36	1,322	7,051	8,409
Total	$40,431	$22,226	$15,189	$77,846	$38,720	$22,186	$15,836	$76,742

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

	Six Months Ended June 30, 2019				Six Months Ended June 30, 2018
	Cloud	Digital	Messaging	Total	Cloud	Digital	Messaging	Total
Geography
Americas	$77,496	$41,272	$4,350	$123,118	$72,423	$41,051	$4,871	$118,345
APAC	—	2,155	26,940	29,095	—	2,615	25,640	28,255
EMEA	3,645	1,650	8,443	13,738	4,601	1,531	7,719	13,851
Total	$81,141	$45,077	$39,733	$165,951	$77,024	$45,197	$38,230	$160,451

Service Line
Professional Services	$7,359	$8,292	$17,368	$33,019	$7,020	$10,002	$6,390	$23,412
Transaction Services	2,883	3,160	—	6,043	4,785	3,895	—	8,680
Subscription Services	70,793	32,539	17,722	121,054	64,795	29,531	15,733	110,059
License	106	1,086	4,643	5,835	424	1,769	16,107	18,300
Total	$81,141	$45,077	$39,733	$165,951	$77,024	$45,197	$38,230	$160,451

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

A contract asset is a right to consideration that is conditional upon factors other than the passage of time. For example, the Company would record a contract asset if its records revenue on a professional services engagement but are not entitled to bill until the Company achieves specified milestones. Contract asset balance at June 30, 2019 is $6.8 million.

Amounts collected in advance of services being provided are accounted for as contract liabilities, which are presented as deferred revenue on the accompanying balance sheet and are realized with the associated revenue recognized under the contract. Nearly all of the Company's contract liabilities balance is related to services revenue, primarily subscription services contracts.

The Company’s contract assets and liabilities are reported in a net position on a customer basis at the end of each reporting period.

Significant changes in the contract liabilities balance (current and noncurrent) during the period are as follows (in thousands):

Contract Liabilities*
Balance - January 1, 2019	$116,942
Revenue recognized in the period	(147,904)
Amounts billed but not recognized as revenue	134,664
Balance - June 30, 2019	$103,702
________________________________

*	Comprised of Deferred Revenue

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Transaction price allocated to the remaining performance obligations

Topic 606 requires that the Company disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of June 30, 2019. The Company has elected not to disclose transaction price allocated to remaining performance obligations for:

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

As of June 30, 2019, the aggregate amount of transaction price allocated to remaining performance obligations, other than those meeting the exclusion criteria above, was $274.0 million, of which approximately 93.6% is expected to be recognized as revenues within 2 years, and the remainder thereafter.

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
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

The following is a summary of assets, liabilities and redeemable noncontrolling interests and their related classifications under the fair value hierarchy:

	June 30, 2019
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Cash, cash equivalents and restricted cash (1)	$34,610	$34,610	$—	$—
Marketable securities-short term (2)	44,259	—	44,259	—
Marketable securities-long term (2)	67	—	67	—
Total assets	$78,936	$34,610	$44,326	$—
Temporary equity
Redeemable noncontrolling interests (3)	$12,500	$—	$—	$12,500
Total temporary equity	$12,500	$—	$—	$12,500

	December 31, 2018
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Cash, cash equivalents and restricted cash (1)	$109,860	$109,860	$—	$—
Marketable securities-short term (2)	28,230	—	28,230	—
Marketable securities-long term (2)	6,658	—	6,658	—
Total assets	$144,748	$109,860	$34,888	$—
Temporary Equity
Redeemable noncontrolling interests (3)	$12,500	$—	$—	$12,500
Total temporary equity	$12,500	$—	$—	$12,500
________________________________

(1)	Cash equivalents primarily included money market funds.

(2)	Marketable securities are comprised of municipal bonds, certificates of deposit. corporate bonds, treasury bonds, and mutual funds.

(3)	Put arrangements held by the noncontrolling interests in certain of the Company’s joint ventures.

Marketable Securities

The Company utilizes the market approach to measure fair value for its financial assets. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets. The Company’s marketable securities investments classified as Level 2 primarily utilize broker quotes in a non-active market for valuation of these securities. No transfers of assets between Level 1, Level 2 and Level 3 of the fair value measurement hierarchy occurred during the six months ended June 30, 2019.

For marketable debt securities, unrealized gains and losses are reported as a component of accumulated other comprehensive income in stockholders’ equity. The cost of securities sold is based on the specific identification method. The Company evaluates investments with unrealized losses to determine if the losses are other than temporary. The Company has determined that the gross unrealized losses at June 30, 2019 and 2018 are temporary. In making this determination, the Company considered the financial condition, credit ratings and near-term prospects of the issuers, the underlying collateral of the investments, and the magnitude of the losses as compared to the cost and the length of time the investments have been in an unrealized loss position. Additionally, while the Company classifies the securities as available for sale, the Company does not currently intend to sell such investments and it is more likely than not to recover the carrying value prior to being required to sell such investments.

The marketable equity securities are mutual funds measured at fair value and classified within Level 2 in the fair value hierarchy. Unrealized gains and losses related to our marketable equity securities were recognized in other income (expense), net.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

At June 30, 2019 and December 31, 2018, the estimated fair value of investments in marketable debt securities, were as follows:

	June 30, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities - debt:
Municipal bonds	591	2	—	593
Treasury bonds	9,990	—	—	9,990
Total	$10,581	$2	$—	$10,583

As of June 30, 2019, the aggregate related fair value of investment with unrealized losses was approximately $0.2 million.

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities - debt:
Certificates of deposit	$3,776	$—	$(16)	$3,760
Corporate bonds	402	—	(1)	401
Municipal bonds	10,913	—	(32)	10,881
Treasury bonds	15,685	—	—	15,685
Total	$30,776	$—	$(49)	$30,727

As of December 31, 2018, the aggregate related fair value of investment with unrealized losses was approximately $14.9 million.

The contractual maturities of marketable debt securities were as follows:

	June 30, 2019
	Amortized Cost	Fair Value
Due within one year	$10,514	$10,516
Due after 1 year through 5 years	67	67
Due after 5 years through 10 years	—	—
Due after 10 years	—	—
Total marketable securities - debt	$10,581	$10,583

At June 30, 2019 and December 31, 2018, the estimated fair value of investments in marketable equity securities, were as follows:

Balance at December 31, 2018	$4,161
Mutual funds purchases	29,581
Realized gains (losses)	1
Balance at June 30, 2019	$33,743

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

The changes in fair value of the Company’s Level 3 redeemable noncontrolling interests during the six months ended June 30, 2019 were as follows:

Balance at December 31, 2018	$12,500
Fair value adjustment	(906)
Net income attributable to redeemable noncontrolling interests	906
Balance at June 30, 2019	$12,500

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

The following table presents information about the Company's ROU assets and lease liabilities at June 30, 2019 (in thousands):

ROU assets:
Non-current operating lease ROU assets	$63,416

Operating lease liabilities:
Current operating lease liabilities*	$7,576
Non-current operating lease liabilities	65,141
Total operating lease liabilities	$72,717
________________________________

*	Amounts are included in Accrued Expenses on Condensed Consolidated Balance Sheets.

The following table presents information about lease expense and sublease income for the three and six months ended June 30, 2019 (in thousands):

	Three Months Ended	Six Months Ended
Operating lease cost*	$3,324	$6,758
Other lease costs and income:
Variable lease costs*	104	512
Sublease income*	(1,180)	(1,875)
Total net lease cost	$2,248	$5,395
________________________________

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

The following table provides the undiscounted amount of future cash flows included in our lease liabilities at June 30, 2019 for each of the five years subsequent to December 31, 2018 and thereafter, as well as a reconciliation of such undiscounted cash flows to our lease liabilities at June 30, 2019 (in thousands):

Operating Leases
Remainder of 2019	$6,339
2020	13,456
2021	12,761
2022	12,235
2023	10,038
Thereafter	44,207
Total future lease payments	99,036
Less: amount representing interest	(26,319)
Present value of future lease payments (lease liability)	$72,717

The following table provides the weighted-average remaining lease term and weighted-average discount rates for our leases as of June 30, 2019:

Operating Leases:
Weighted-average remaining lease term (years), weighted based on lease liability balances	8.05
Weighted-average discount rate (percentages), weighted based on the remaining balance of lease payments	8.0%

The following table provides certain cash flow and supplemental noncash information related to our lease liabilities for the six months ended June 30, 2019 (in thousands):

Operating Leases:
Cash paid for amounts included in the measurement of lease liabilities	$6,082
Lease liabilities arising from obtaining right-of-use assets	273

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

For the three months ended June 30, 2019 and 2018, the Company recognized $6.4 million and $6.4 million, respectively, in revenue related to Cloud Telephony and Support services, and $0.0 million and $0.4 million, respectively, in revenue related to all other services.

For the six months ended June 30, 2019 and 2018, the Company recognized $12.8 million and $12.8 million, respectively, in revenue related to Cloud Telephony and Support services, and $0.0 million and $0.9 million, respectively, in revenue related to all other services.

The STIN affiliate accounts receivable balances in the Condensed Consolidated Balance Sheet as of June 30, 2019 and December 31, 2018, were $35.4 million and $27.5 million, respectively. These amounts principally included revenues generated from the Cloud and Telephony Support Services agreement and pass-through of vendor expenses incurred during the transition and assignment of vendor contracts.

7. Debt

Total debt consists of the following:

	June 30, 2019	December 31, 2018
Convertible Senior Notes	$47,112	$113,980
Unamortized debt issuance cost (1)	(36)	(438)
Total debt, carrying value	$47,076	$113,542
Total short-term debt, carrying value	$47,076	$113,542
________________________________

(1)	Unamortized debt issuance cost is related to Convertible Senior Notes.

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

Holders of the 2019 Notes who convert their notes in connection with a qualifying fundamental change, as defined in the related indenture, may be entitled to a make-whole premium in the form of an increase in the conversion rate. Additionally, following the occurrence of a fundamental change, holders may require that the Company repurchase some or all of the 2019 Notes for cash at a repurchase price equal to 100% of the principal amount of the notes being repurchased, plus accrued and unpaid interest, if any. As of June 30, 2019, none of these conditions existed with respect to the 2019 Notes.

The 2019 Notes are the Company’s direct senior unsecured obligations and rank equal in right of payment to all of the Company’s existing and future unsecured and unsubordinated indebtedness.

At June 30, 2019, the carrying amount of the liability was $47.1 million and the outstanding principal of the 2019 Notes was $47.1 million, with an effective interest rate of approximately 1.37%. The fair value of the 2019 Notes was $46.9 million at June

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

30, 2019. The fair value of the liability of the 2019 Notes was determined using a discounted cash flow model based on current market interest rates available to the Company. These inputs are corroborated by observable market data for similar liabilities and therefore classified within Level 2 of the fair-value hierarchy.

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

The Company received a notice of default from holders of more than 25% of the outstanding principal amount of the 2019 Notes on October 13, 2017. In accordance with the terms of the 2019 Notes, the Company elected to begin paying additional interest starting January 11, 2018 (the 90th day following the Company’s receipt of the notice of default). As a result of the Company regaining compliance with its SEC filing requirements, the Company was no longer required to pay the additional interest as of July 9, 2018. The Company was required to record a derivative related to this contingent interest as a liability and expense in its financial statements due to the late filings of the Company’s quarterly reports on Form 10-Q in 2017. At June 30, 2019, the recorded contingent interest derivative liability within accrued expenses was zero as a result of Company regaining compliance with its SEC filing requirements.

Interest expense

The following table summarizes the Company’s interest expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Convertible Senior Notes
Amortization of debt issuance costs	82	353	237	706
Interest on borrowings	106	431	297	862
Additional interest on default	—	63	—	192
Capital leases	—	241	—	483
Other	275	230	514	322
Total	$463	$1,318	$1,048	$2,565

8. Accumulated Other Comprehensive (Loss) / Income

The changes in accumulated other comprehensive (loss) income during the six months ended June 30, 2019 were as follows:

	Balance at December 31, 2018	Other comprehensive loss	Tax effect	Balance at June 30, 2019
Foreign currency	$(26,436)	$507	$—	$(25,929)
Unrealized loss on intra-entity foreign currency transactions	(3,906)	(167)	48	(4,025)
Unrealized holding losses on marketable debt securities	(41)	(902)	—	(943)
Total	$(30,383)	$(562)	$48	$(30,897)

9. Stockholders’ Equity

There were no significant changes to Company’s authorized capital stock and preferred stock during the six months ended June 30, 2019.

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

As of June 30, 2019, there were 202,256 shares of Series A Preferred Stock outstanding, including the initial issuance of 185,000 shares of Series A Preferred Stock and the issuance of 17,256 shares of Series A Preferred Stock as dividends.

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

On and after the fifth anniversary of February 15, 2018, holders of shares of Series A Preferred Stock have the right to cause the Company to redeem each share of Series A Preferred Stock for cash in an amount equal to the sum of the current liquidation preference and any accrued dividends. Each share of Series A Preferred Stock is also redeemable at the option of the holder upon the occurrence of a “Fundamental Change” (as that term is defined in the Series A Certificate) at a specified premium (“Liquidation Value”). In addition, the Company is also permitted to redeem all outstanding shares of the Series A Preferred Stock at any time (i) within the first 30 months of the date of issuance for the sum of the then-applicable Liquidation Preference, accrued but unpaid dividends and a make whole amount (known as “Redemption Value”) and (ii) following the 30-month anniversary of the date of issuance for the sum of the then-applicable Liquidation Preference and the accrued but unpaid dividends. As of June 30, 2019, the Liquidation Value and Redemption Value of the Preferred Shares was $243.1 million.

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

A summary of the Company’s Series A Convertible Participating Perpetual Preferred Stock balance at June 30, 2019 and changes during the six months ended June 30, 2019, are presented below:

	Preferred Stock
	Shares	Amount
Balance at December 31, 2018	195	$176,603
Issuance of preferred stock	7	—
Initial discount and issuance costs related to preferred stock	—	—
Amortization of preferred stock issuance costs	—	990
Issuance of preferred PIK dividend	—	7,075
Balance at June 30, 2019	202	$184,668

Subsequent to June 30, 2019, the Company paid the accrued Preferred Dividends in-kind of $7.3 million.

Registration Rights

There were no significant changes to the Company’s registration rights during the three and six months ended June 30, 2019.

Stock Plans

There were no significant changes to the Company’s Stock Plans during the three and six months ended June 30, 2019. As of June 30, 2019, there were 1.9 million shares available for the grant or award under the Company’s 2015 Plan and 0.3 million shares available for the grant or award under the Company’s new hire equity incentive plan.

The Company’s performance cash awards granted to executives under the Long Term Incentive (“LTI”) Plans have been accounted for as liability awards, due to the Company’s intent and the ability to settle such awards in cash upon vesting and has reflected such awards in accrued expenses. As of June 30, 2019, the liability for such awards is approximately $0.3 million.

Stock-Based Compensation

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

The following table summarizes stock-based compensation expense related to all of the Company’s stock awards included by operating expense categories, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cost of revenues	$657	$1,300	$1,343	$2,412
Research and development	889	1,802	2,114	3,342
Selling, general and administrative	3,927	4,536	7,571	9,070
Total stock-based compensation expense	$5,473	$7,638	$11,028	$14,824

The following table summarizes stock-based compensation expense related to all of the Company’s stock awards included by award types, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Stock options	$1,796	$1,980	$3,493	$3,740
Restricted stock awards	3,526	5,638	7,324	11,064
Employee Stock Purchase Plan	—	—	—	—
Performance Based Cash Units	151	20	211	20
Total stock-based compensation before taxes	$5,473	$7,638	11,028	14,824
Tax benefit	$1,056	$531	$2,114	$2,954

The total stock-based compensation cost related to unvested equity awards as of June 30, 2019 was approximately $41.8 million. The expense is expected to be recognized over a weighted-average period of approximately 2.20 years.

The total stock-based compensation cost related to unvested performance based cash units as of June 30, 2019 was approximately $2.1 million. The expense is expected to be recognized over a weighted-average period of approximately 2.35 years.

Stock Options

There were no significant changes to the Company’s Stock Option Plans during the three and six months ended June 30, 2019.

The Company uses the Black-Scholes option pricing model for determining the estimated fair value for stock options. The weighted-average assumptions used in the Black-Scholes option pricing model are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Expected stock price volatility	69.6%	65.1%	69.6%	65.1%
Risk-free interest rate	1.9%	2.6%	1.9%	2.5%
Expected life of options (in years)	4.34	4.08	4.33	4.08
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Weighted-average fair value (grant date) of the options	$3.77	$5.47	$3.78	$5.34

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

The following table summarizes information about stock options outstanding as of June 30, 2019:

Options	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2018	4,254	$17.93
Options Granted	1,124	6.99
Options Exercised	—	—
Options Cancelled	(300)	28.60
Outstanding at June 30, 2019	5,078	$14.88	5.01	$1,566
Vested at June 30, 2019	1,735	$24.56	3.39	$14
Exercisable at June 30, 2019	1,735	$24.56	3.39	$14

The total intrinsic value for stock options exercisable at June 30, 2019 and 2018 was insignificant and nil, respectively. The total intrinsic value of stock options exercised for the six months ended June 30, 2019 and 2018 was insignificant and nil, respectively.

Awards of Restricted Stock and Performance Stock

There were no significant changes to the Company’s restricted stock award (“Restricted Stock”) and performance stock plan during the three and six months ended June 30, 2019 from March 31, 2019.

A summary of the Company’s unvested restricted stock at June 30, 2019, and changes during the six months ended June 30, 2019, is presented below:

Unvested Restricted Stock	Number of Awards	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2018	2,630	$12.71
Granted	1,894	6.87
Vested	(751)	20.23
Forfeited	(82)	10.71
Unvested at June 30, 2019	3,691	$9.29

Restricted stock awards are granted subject to other service conditions or service and performance conditions (“Performance-Based Awards”). Restricted stock and Performance-Based Awards are measured at the closing stock price at the date of grant and are recognized straight line over the requisite service period.

Performance Based Cash Units

Performance based cash units granted under the Company’s 2015 Plan vest at the end of a three-year period based on service and achievement of certain performance objectives determined by the Company’s Board of Directors.

A summary of the Company’s unvested performance-based cash units at June 30, 2019 and changes during the six months ended June 30, 2019, is presented below:

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Unvested Cash Units	Number of Awards	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2018	70	$6.14
Granted	236	—
Vested	—	—
Forfeited	—	—
Unvested at June 30, 2019	306	$7.91

Performance based cash units are measured at the closing stock price at the reporting period end date and are recognized straight line over the requisite service period. The expense for the period will increase or decrease based on updated fair values of these awards at each reporting date.

10. Income Taxes

The Company recognized approximately $3.2 million in related income tax benefit and $0.7 million in related tax provision during the six months ended June 30, 2019 and 2018, respectively. The effective tax rate was approximately 8.2% for the six months ended June 30, 2019, which was lower than the U.S. federal statutory rate primarily due to the valuation allowances recorded in domestic and foreign jurisdictions offset by certain jurisdictions projecting current tax expense. The Company considered all available evidence, including historical profitability and projections of future taxable income together with new evidence, both positive and negative, that could affect the view of the future realization of deferred tax assets. As a result of the assessment, no change was recorded by the Company to the valuation allowance during the six months ended June 30, 2019.

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

A summary of the Company’s restructuring accrual at June 30, 2019 and changes during the six months ended June 30, 2019, are presented below:

	Balance at December 31, 2018	Charges	Payments	Other Adjustments[1]	Balance at June 30, 2019
Employment termination costs	$1,276	$777	$(1,754)	$148	$447
________________________________

(1)	Includes non-cash adjustments and reclassifications.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator - Basic:
Net loss from continuing operations	$(16,578)	$(41,264)	$(36,315)	$(79,241)
Net (income) loss attributable to redeemable noncontrolling interests	(593)	1,259	(906)	2,544
Preferred stock dividend	(7,859)	(7,260)	(15,396)	(10,613)
Net (loss) income attributable to Synchronoss	$(25,030)	$(47,265)	$(52,617)	$(87,310)

Numerator - Diluted:
Net (loss) income from continuing operations attributable to Synchronoss	$(25,030)	$(47,265)	$(52,617)	$(87,310)
Income effect for interest on convertible debt, net of tax	—	—	—	—
Net loss attributable to Synchronoss	$(25,030)	$(47,265)	$(52,617)	$(87,310)

Denominator:
Weighted average common shares outstanding — basic	40,810	39,456	40,566	40,812
Dilutive effect of:
Shares from assumed conversion of convertible debt [1]	—	—	—	—
Shares from assumed conversion of preferred stock [2]	—	—	—	—
Options and unvested restricted shares	—	—	—	—
Weighted average common shares outstanding — diluted	40,810	39,456	40,566	40,812

Earnings per share:
Basic	$(0.61)	$(1.20)	$(1.30)	$(2.14)
Diluted	$(0.61)	$(1.20)	$(1.30)	$(2.14)

Anti-dilutive stock options excluded	—	4,640	—	4,296
Unvested shares of restricted stock awards	3,691	2,785	3,691	2,785

(1)
The calculation does not include the effect of assumed conversion of convertible debt of 1,451,173 shares for 2019 and 4,325,646, for 2018, which is based on 18.8072 shares per $1,000 principal amount of the 2019 Notes.

(2)
The calculation for 2019 period does not include the effect of assumed conversion of preferred stock of 11,041,017 shares, which is based on 55.5556 shares per $1,000 principal amount of the preferred stock, because the effect would have been anti–dilutive.

13. Commitments, Contingencies and Other

Purchase Obligations

Aggregate annual future minimum payments under non-cancelable agreements are as follows:

Period ending June 30, 2019	Colocation
Remainder of 2019	$12,541
2020	21,097
2021	43
2022	—
2023 and thereafter	—
$33,681

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Legal Matters

On May 1, 2017, May 2, 2017, June 8, 2017 and June 14, 2017, four putative class actions were filed against the Company and certain of its current and former officers and directors in the United States District Court for the District of New Jersey (the “Securities Law Action”). After these cases were consolidated, the court appointed as lead plaintiff Employees’ Retirement System of the State of Hawaii, which filed, on November 20, 2017, a consolidated amended complaint purportedly on behalf of purchasers of our common stock between February 3, 2016 and June 13, 2017. On February 2, 2018, the defendants moved to dismiss the consolidated amended complaint in its entirety, with prejudice. Before that motion was decided, on August 24, 2018, lead plaintiff filed a second consolidated amended complaint purportedly on behalf of purchasers of our common stock between October 28, 2014 and June 13, 2017. The second consolidated amended complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and it alleges, among other things, that the defendants made false and misleading statements of material information concerning our financial results, business operations, and prospects. The plaintiff seeks unspecified damages, fees, interest, and costs. On June 28, 2019, the Court granted Defendants’ motion to dismiss the second consolidated amended complaint in its entirety, without prejudice, allowing Plaintiff leave to amend its complaint. Plaintiff’s amended complaint currently is due to be filed by August 14, 2019. The Company believes that the asserted claims lack merit and intends to defend against all of the claims vigorously. Due to the inherent uncertainties of litigation, the Company cannot predict the outcome of the actions at this time and can give no assurance that the asserted claims will not have a material adverse effect on its financial position or results of operations.

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

On March 7, 2019, Synchronoss shareholders, Beth Daniel and Juan Solis, filed a separate derivative lawsuit against certain of the Company’s current and former officers and directors and the Company (as nominal defendant) in the Court of Chancery of the State of Delaware, asserting substantially the same allegations as those underlying the Derivative Suits and the Securities Law Action described above. Plaintiffs seek unspecified damages and for the Company to take steps to improve its corporate governance and internal procedures. On May 20, 2019, the parties stipulated to a stay of the action pending a ruling on the pending motion to dismiss in the Derivative Suits. The Company believes that the asserted claims lack merit and intends to defend against all of the claims vigorously. Due to the inherent uncertainties of litigation, the Company cannot predict the outcome of the Derivative Suits at this time and can give no assurance that the asserted claims will not have a material adverse effect on our financial position or results of operations.

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

14. Additional Financial Information

Other (expense) income, net

The following table sets forth the components of Other (expense) income, net included in the Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
FX gains (losses) (1)	$(462)	$(42)	$(305)	$(279)
Remeasurement gain (loss) on financial instrument (2)	—	—	—	3,849
Others (3)	438	19	744	689
Total	$(24)	$(23)	$439	$4,259
________________________________

(1)	Fair value of foreign exchange gains and losses

(2)	Remeasurement of gain/loss on Mandatorily Redeemable Put option for common shares held by Siris.

(3)	Represents an aggregate of individually immaterial transactions

15. Subsequent Events Review

Repayment of Convertible Note

On July 10, 2019, the Company repurchased approximately $2.8 million of 2019 Notes.

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

The future success of our business depends on the continued growth of Business-to-Business and Business-to-Business-to-Consumer driving customer transactions, and continued expansion of our platforms into the TMT Market globally through Digital Transformation, Messaging, Cloud and Internet of Things (“IoT”) markets. As such, the volume of transactions and our ability to expand our footprint in TMT and globally may result in revenue fluctuations on a quarterly basis.

Most of our revenues are recorded in U.S. dollars but as we continue to expand our footprint with international carriers, we will become subject to currency translation that could affect our future net sales as reported in U.S. dollars.

Our top five customers accounted for 67.9% and 69.0% of net revenues for the six months ended June 30, 2019 and June 30, 2018, respectively. Contracts with these customers typically run for three to five years. Of these customers, Verizon accounted for more than 10% of our revenues in 2019 and 2018. The loss of Verizon as a customer would have a material negative impact on our company. However, we believe that the costs incurred and subscriber disruption by Verizon to replace Synchronoss’ solutions would be substantial.

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

Business from our traditional Synchronoss Messaging business (Email) has been driven by a resurgence in the need for white label secure messaging platforms that favor the Mobile Network Operator’s (“MNO”) business objectives and are not beholden to the objectives of a sponsoring over-the-top (“OTT”) platform. We believe that messaging drives higher subscriber engagement than any other application in the market today and holds the potential to stimulate new revenue from traditional services and third-party brands.  OTT global success has driven MNOs to look at opportunities to preempt and compete with the OTTs which has potential opportunity for Synchronoss future growth to be driven by the need of TMT companies including (and especially) MNOs to embrace Messaging as a Platform (“MaaP”). MaaP will allow TMT and MNO’s to converse with subscribers in an efficient, automated way by streamlining the costs and increasing the effectiveness of self-care, as well as yielding cross-sell upselling of service plans, devices, bundles, etc.. The Synchronoss Advanced Messaging Platform provides state of the art RCS-driven features including the ability to support advanced Peer to Peer communications and introduce new revenue streams driven by commerce and advertising via Application-to-Person capabilities.

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

Three months ended June 30, 2019 compared to the three months ended June 30, 2018

The following table presents an overview of our results of operations for the three months ended June 30, 2019 and 2018 (in thousands):

	Three months ended June 30,		2019 vs 2018
	2019	2018	$ Change
Net revenues	$77,846	$76,742	$1,104
Cost of revenues*	33,403	39,525	(6,122)
Research and development	19,026	20,200	(1,174)
Selling, general and administrative	23,080	33,938	(10,858)
Restructuring charges	356	2,778	(2,422)
Depreciation and amortization	20,269	23,401	(3,132)
Total costs and expenses	96,134	119,842	(23,708)
Loss from continuing operations	$(18,288)	$(43,100)	$24,812
________________________________

*	Cost of revenues excludes depreciation and amortization which are shown separately.

Net revenues increased $1.1 million to $77.8 million for the three months ended June 30, 2019, compared to the same period in 2018. The overall change is primarily due to an increase in cloud subscriptions compared to the prior year.

Cost of revenues decreased $6.1 million to $33.4 million for the three months ended June 30, 2019, compared to the same period in 2018. The 2019 decrease was primarily due to cost savings initiatives implemented in 2017 and 2018. These initiatives resulted in a significant decrease in cost of revenues driven mainly by data center consolidation and operating expense savings.

Research and development expense decreased $1.2 million to $19.0 million for the three months ended June 30, 2019, compared to the same period in 2018. The decrease in 2019 is primarily due to the realization of our strategic efforts to reduce costs and refocus our resources on key strategic priorities. These efforts resulted in decreased personnel related costs including stock-based compensation expense.

Selling, general and administrative expense decreased $10.9 million to $23.1 million for the three months ended June 30, 2019, compared to the same period in 2018. The 2019 decrease was primarily due to a net reduction in professional services and outside consulting fees from the prior year period and lower telecommunication and facility costs.

Restructuring charges were $0.4 million and $2.8 million for the three months ended June 30, 2019 and 2018, respectively, which primarily related to employment termination costs as a result of the work-force reduction and facility consolidation plans initiated in connection with acquisition and divestiture activities. In the prior year, we commenced separate plans designed to reduce operating costs and align our resources with our key strategic priorities. Material cash outlays for restructuring typically occur in the quarter in which the plan is initiated or in the subsequent quarter.

Depreciation and amortization expense decreased $3.1 million to $20.3 million for the three months ended June 30, 2019, compared to the same period in 2018. The 2019 decrease was primarily attributable to the expiration of amortizable acquired assets, partially offset by the increased amortization of capitalized software.

Interest income decreased $3.5 million to $0.3 million for the three months ended June 30, 2019, compared to the same period in 2018. The 2019 decrease was primarily due to 2018 interest earned on a paid-in-kind purchase money note (the “PIK Note”), which the Company began deferring effective July 1, 2018 related to PIK Note.

Interest expense decreased $0.9 million to $0.5 million for the three months ended June 30, 2019, compared to the same period in 2018. The 2019 decrease was primarily due to a decrease in our borrowings outstanding in 2019 after repayments of 2019 Notes and new lease standard (Topic 842) implementation for interest expense presentation which is now reflected in operating expense effective first quarter of 2019.

Equity method investment loss changed $0.4 million to a loss of $0.4 million for the three months ended June 30, 2019. All equity method investment income (loss) are the result of our 30% equity interest in STIN and vary based on the financial results of the investment company during the respective reporting period.

Income tax. The Company recognized approximately $1.8 million benefit and $0.6 million in related income tax provision during the three months ended June 30, 2019 and 2018, respectively. The effective tax rate was approximately 10.0% for the three months ended June 30, 2019, which was lower than the U.S. federal statutory rate primarily due to the valuation allowances recorded in domestic and foreign jurisdictions offset by certain jurisdictions projecting current tax expense. The Company’s effective tax rate was approximately 1.4% for the three months ended June 30, 2018, which was lower than the U.S. federal statutory rate primarily due to the to the valuation allowance recorded in the fourth quarter of 2017.

Discussion of the Condensed Consolidated Statements of Operations

Six months ended June 30, 2019 compared to the six months ended June 30, 2018

The following table presents an overview of our results of operations for the six months ended June 30, 2019 and 2018 (in thousands):

	Six Months Ended June 30,		2019 vs 2018
	2019	2018	$ Change
Net revenues	$165,951	$160,451	$5,500
Cost of revenues*	72,356	84,074	(11,718)
Research and development	38,707	41,105	(2,398)
Selling, general and administrative	52,326	72,048	(19,722)
Restructuring charges	777	3,886	(3,109)
Depreciation and amortization	40,412	46,672	(6,260)
Total costs and expenses	204,578	247,785	(43,207)
Loss from continuing operations	$(38,627)	$(87,334)	$48,707
________________________________

*	Cost of revenues excludes depreciation and amortization which are shown separately.

Net revenues increased $5.5 million to $166.0 million for the six months ended June 30, 2019, compared to the same period in 2018. The overall change is due to an increase in messaging revenue primarily due to the delivery of an advanced messaging solution to a customer in the Japanese market and an uptick in business volume in the cloud business.

Cost of revenues decreased $11.7 million to $72.4 million for the six months ended June 30, 2019, compared to the same period in 2018. The 2019 decrease was primarily due to cost savings initiatives implemented in 2017 and 2018. These initiatives resulted in a significant decrease in cost of revenues driven mainly by data center consolidation and operating expense savings.

Research and development expense decreased $2.4 million to $38.7 million for the six months ended June 30, 2019, compared to the same period in 2018. The decrease in 2019 is primarily due to the realization of our strategic efforts to reduce costs and refocus our resources on key strategic priorities. These efforts resulted in decreased personnel related costs including stock-based compensation expense.

Selling, general and administrative expense decreased $19.7 million to $52.3 million for the six months ended June 30, 2019, compared to the same period in 2018. The 2019 decrease was primarily due to $16.6 million net reduction in professional services and outside consulting fees in prior year period and lower telecommunication and facility costs.

Restructuring charges were $0.8 million and $3.9 million for the six months ended June 30, 2019 and 2018, respectively, which primarily related to employment termination costs as a result of the work-force reduction and facility consolidation plans initiated in connection with acquisition and divestiture activities. In the prior year, we commenced separate plans designed to reduce operating costs and align our resources with our key strategic priorities. Material cash outlays for restructuring typically occur in the quarter in which the plan is initiated or in the subsequent quarter.

Depreciation and amortization expense decreased $6.3 million to $40.4 million for the six months ended June 30, 2019, compared to the same period in 2018. The 2019 decrease was primarily attributable to the expiration of amortizable acquired assets, partially offset by the increased amortization of capitalized software.

Interest income decreased $6.8 million to $0.5 million for the six months ended June 30, 2019, compared to the same period in 2018. The 2019 decrease was primarily due to 2018 interest earned on a paid-in-kind purchase money note (the “PIK Note”), which the Company began deferring effective July 1, 2018 related to PIK Note.

Interest expense decreased $1.5 million to $1.0 million for the six months ended June 30, 2019, compared to the same period in 2018. The 2019 decrease was primarily due to a decrease in our borrowings outstanding in 2019 after repayments of 2019 Notes and new lease standard (Topic 842) implementation for interest expense presentation which is now reflected in operating expense effective first quarter of 2019.

Other expense increased $3.8 million to $0.4 million for the six months ended June 30, 2019, compared to the same period in 2018. The change from prior year was primarily due to a $3.8 million remeasurement gain on our mandatorily redeemable put option in 2018, which expired prior to the first quarter of 2019.

Equity method investment loss changed $1.4 million to a loss of $1.6 million for the six months ended June 30, 2019, compared to a loss of $0.2 million for the same period in 2018. All equity method investment income (loss) are the result of our 30% equity interest in STIN and vary based on the financial results of the investment company during the respective reporting period.

Income tax. The Company recognized approximately $3.2 million in related income tax benefit and $0.7 million in related income tax provision during the six ended June 30, 2019 and 2018, respectively. The effective tax rate was approximately 8.2% for the six months ended June 30, 2019, which was lower than the U.S. federal statutory rate primarily due to the valuation allowances recorded in domestic and foreign jurisdictions offset by certain jurisdictions projecting current tax expense. The Company’s effective tax rate was approximately 0.9% for the six months ended June 30, 2018, which was lower than the U.S. federal statutory rate primarily due to the valuation allowance recorded in the fourth quarter of 2017.

Liquidity and Capital Resources

As of June 30, 2019, our principal sources of liquidity have been cash provided by operations and proceeds from divestitures. Our cash, cash equivalents, marketable securities and restricted cash balance was $78.9 million at June 30, 2019. We anticipate that our principal uses of cash, cash equivalents, and marketable securities will be to fund the expansion of our business through both organic growth and acquisition activities and the expansion of our customer base as well as the repayment of our Convertible Senior Notes due in August 2019. Uses of cash will also include facility and technology expansion, significant integration and restructuring activities, capital expenditures, and working capital.

At June 30, 2019, our non-U.S. subsidiaries held approximately $15.2 million of cash and cash equivalents that are available for use by all of our operations around the world. At this time, we believe the funds held by all non-U.S. subsidiaries will be permanently reinvested outside of the U.S. However, if these funds were repatriated to the U.S. or used for U.S. operations, certain amounts could be subject to U.S. tax for the incremental amount in excess of the foreign tax paid. Due to the timing and circumstances of repatriation of these earnings, if any, it is not practical to determine the unrecognized deferred tax liability related to the amount.

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

At June 30, 2019, the carrying amount of the liability was $47.1 million and the outstanding principal of the 2019 Notes was $47.1 million, with an effective interest rate of approximately 1.37%. For further details, see Note 7. Debt of the Notes to Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q.

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

On and after the fifth anniversary of February 15, 2018, holders of shares of Series A Preferred Stock have the right to cause the Company to redeem each share of Series A Preferred Stock for cash in an amount equal to the sum of the current liquidation preference and any accrued dividends. Each share of Series A Preferred Stock is also redeemable at the option of the holder upon the occurrence of a “Fundamental Change” (as that term is defined in the Series A Certificate) at a specified premium (“Liquidation Value”). In addition, the Company is also permitted to redeem all outstanding shares of the Series A Preferred Stock at any time (i) within the first 30 months of the date of issuance for the sum of the then-applicable Liquidation Preference, accrued but unpaid dividends and a make whole amount (known as “Redemption Value”) and (ii) following the 30-month anniversary of the date of issuance for the sum of the then-applicable Liquidation Preference and the accrued but unpaid dividends. As of June 30, 2019, the Liquidation Value and Redemption Value of the Preferred Shares was $243.1 million.

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

Discussion of Cash Flows

A summary of net cash flows follows (in thousands):

	Six Months Ended June 30,		2019 vs 2018
	2019	2018	Change
Net cash provided by (used in):
Operating activities	$18,564	$(71,381)	$89,945
Investing activities	(20,250)	(33,232)	12,982
Financing activities	(73,574)	85,502	(159,076)

Our primary source of cash is receipts from revenue. The primary uses of cash are personnel and related costs, telecommunications and facility costs related primarily to our cost of revenue and general operating expenses including professional service fees, consulting fees, building and equipment maintenance and marketing expense.

Cash flows from operating activities for the six months ended June 30, 2019 was a $18.6 million of cash provided by operating activities, as compared to $71.4 million of cash used for operating activities for the same period in 2018. The increase of cash provided by operating activities of $89.9 million was primarily due to favorable changes in cash earnings of $43.8 million and a favorable change in working capital of $46.2 million.

Cash flows from investing for the six months ended June 30, 2019 was $20.3 million, as compared to $33.2 million in cash used for investing activities during the same period in 2018. The increase of $13.0 million in cash in investing activities was due primarily to incremental spend in 2018 to fund the honeybee acquisition.

Cash flows from financing for six months ended June 30, 2019 was $73.6 million use of cash, as compared to $85.5 million of cash provided by financing activities for the same period in 2018. The cash used for financing for 2019 was primarily driven by the $65.9 million partial repayment of the convertible debt and preferred dividend payment of $7.1 million compared to proceeds for the issuance of preferred stock for the same period in 2018.

Effect of Inflation

Although inflation generally affects us by increasing our cost of labor and equipment, we do not believe that inflation has had any material effect on our results of operations during 2019 and 2018. We do not expect the current rate of inflation to have a material impact on our business.

Contractual Obligations
Our contractual obligations consist of principal and interest related to our Convertible Senior Notes, contingent consideration, non-cancelable capital leases, operating leases or long-term agreements for office space, automobiles, office equipment and colocation services and contractual commitments under third-party hosting, software licenses and maintenance agreements. The following table summarizes our long‑term contractual obligations as of June 30, 2019 (in thousands).

	Payments Due by Period
	Total	Remainder of 2019	2020 - 2022	2023 - 2024	Thereafter
Convertible Senior Notes (1)	47,112	47,112	—	—	—
Interest (1)	44	44	—	—	—
Operating lease obligations	99,036	6,339	38,452	20,363	33,882
Purchase obligations (2)	33,681	12,541	21,140	—	—
Total	$179,873	$66,036	$59,592	$20,363	$33,882
________________________________
(1) Amount represents obligation and interest associated with 2019 Notes.

(2)	Amount represents obligations associated with colocation agreements and other customer delivery related purchase obligations.

Uncertain Tax Positions

Unrecognized tax positions of $4.0 million at June 30, 2019 are excluded from the table above as we are not able to reasonably estimate when we would make any cash payments required to settle these liabilities, but we do not believe that the ultimate settlement of our obligations will materially affect our liquidity. We do not expect that the balance of unrecognized tax benefits will significantly increase or decrease over the next twelve months.

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

During the six months ended June 30, 2019, the Company made significant changes in its accounting policies over leases, to align with the adoption of Topic 842. These updates are described in detail in Note 2. Basis of Presentation and Consolidation. Aside from the adoption of Topic 842, there were no significant changes in our critical accounting policies and estimates discussed in our Form 10-K for the year ended December 31, 2018 during the six months ended June 30, 2019.  Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018 for a more complete discussion of our critical accounting policies and estimates.

Recently Issued Accounting Standards

For a discussion of recently issued accounting standards see Note 2. Basis of Presentation and Consolidation included in Part I, Item 1. “Notes to Condensed Consolidated Financial Statements (unaudited)” of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2019 and December 31, 2018 that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

The primary objective of our investment activities is to preserve our capital for the purpose of funding operations, while at the same time maximizing the income, we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and short- and long-term investments in a variety of securities, which could include commercial paper, money market funds and corporate and government debt securities. Our cash, cash equivalents and marketable securities at June 30, 2019 and December 31, 2018 were invested in liquid money market accounts, certificates of deposit and government securities. All market-risk sensitive instruments were entered into for non-trading purposes.

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

Interest Rate Risk

We are exposed to the risk of interest rate fluctuations on the interest income earned on our cash and cash equivalents. A hypothetical 100 basis point movement in interest rates applicable to our cash and cash equivalents outstanding at June 30, 2019 would increase interest income by approximately $0.3 million on an annual basis.

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

As described in additional detail in the 2018 Form 10-K, the Company did not maintain effective controls within its financial close process. Until these material weaknesses are remediated, they could result in material misstatements of the Company’s financial statements that would not be prevented or detected. As of June 30, 2019, the remedial measures identified below are in place and being tested by management for operational effectiveness throughout fiscal 2019.

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

The Company’s Principal Executive Officer and Principal Financial Officer have evaluated the design and effectiveness of the Company’s disclosure controls and procedures as of June 30, 2019 and, due to the existence of the material weaknesses in internal control over financial reporting described above, the Company’s Principal Executive and Principal Financial Officers have determined that such disclosure controls and procedures were not effective as of such date. In light of the material weakness, the Company performed additional analysis and other post-closing procedures to ensure the Company’s condensed consolidated financial statements are prepared in accordance with U.S. GAAP. Accordingly, the Company’s management, including its Principal Executive and Principal Financial Officers, has concluded that the condensed consolidated financial statements included in this Form 10-Q present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

Remediation of Material Weaknesses in Internal Control Over Financial Reporting

Following the identification of the material weaknesses described above and further described in subsection “Evaluation of Disclosure Controls and Procedures” in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2018, and with the oversight of the Audit Committee, management is committed to our remediation efforts to address these material weaknesses. The remediation efforts, summarized below, are intended to both address the identified material weaknesses and strengthen our overall financial control environment. In this regard, the following represents the enhancements the Company has designed and is in the process of testing as of June 30, 2019 to remediate the material weaknesses above:

Control Environment

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

Control Activities

•	The Company has performed a review of key IT process controls, enhanced the control design and is in the process of executing full testing on the IT environment.

•
The Company has engaged external resources to assist management in our control design assessment and execution. As of June 30, 2019, we have completed our risk assessment and control design for the Company and are in the process of executing full testing of the control environment.

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

Monitoring Activities and Risk Assessment

•	The Company formally established an Internal Audit function and our Audit Committee approved their charter in January 2019.

•	The Company has enhanced and completed our risk assessment processes to identify relevant accounts and assertions and design control procedures that relate to relevant risks.

•
The Company has reevaluated and completed our control design of our entity level controls. The Company is in the process of executing full control testing for entity level controls as of June 30, 2019.

•	We have hired external resources to support and improve our Internal Audit function.

We believe the control measures described above have been implemented and will remediate the material weaknesses we have identified in our internal control over financial reporting, as well as our disclosure controls and procedures once the controls have been operating effectively for a sufficient period of time. We are committed to continuing to improve our internal control processes and will continue to diligently and vigorously review our financial reporting controls and procedures. As we continue to evaluate and work to improve our internal control over financial reporting, our management may determine to take additional measures.

Changes in Internal Controls Over Financial Reporting

Excluding the changes described above under “Remediation of Material Weaknesses in Internal Control Over Financial Reporting” including the on-going remediation efforts described above, there were no changes in our internal control over financial reporting during the period ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

For a discussion of our material pending legal proceedings that could impact our results of operations, financial condition or cash flows see Note 13. Commitments, Contingencies and Other included in Part I, Item 1. “Notes to Condensed Consolidated Financial Statements (unaudited)” of this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, which could materially affect our business, financial condition or future results. The risks described in our Form 10-K and other reports we file are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. If any of the risks actually occur, our business, financial condition or results of operations could be adversely affected. In that case, the trading price of our stock could decline, and our stockholders may lose part or all of their investment.

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

August 6, 2019