Form 10-Q
period 2019-09-30
SYNCHRONOSS TECHNOLOGIES INC
filed 2019-11-05
CIK 1131554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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
As of November 1, 2019, there were 45,064,296 shares of common stock issued and outstanding.

SYNCHRONOSS TECHNOLOGIES, INC.
FORM 10-Q INDEX

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

SYNCHRONOSS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (In thousands)

	September 30, 2019	December 31, 2018

ASSETS
Current assets:
Cash and cash equivalents	$19,193	$103,771
Restricted cash*	21	6,089
Marketable securities, current	897	28,230
Accounts receivable, net of allowances for bad debt of $3,318 and $4,599 at September 30, 2019 and December 31, 2018, respectively**	73,574	102,798
Prepaid expenses	17,096	45,058
Other current assets	4,934	8,508
Total current assets	115,715	294,454
Marketable securities, non-current	—	6,658
Property and equipment, net	35,631	67,937
Operating lease right-of-use assets	55,308	—
Goodwill	220,367	224,899
Intangible assets, net	81,172	98,706
Other assets	7,769	8,982
Equity method investment	—	1,619
Total assets	$515,962	$703,255

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	15,496	13,576
Accrued expenses	54,219	59,545
Deferred revenues, current	53,789	57,101
Short-term convertible debt, net of debt issuance costs	—	113,542
Total current liabilities	123,504	243,764
Lease financing obligation	—	9,494
Operating lease liabilities, non-current	62,863	—
Deferred tax liabilities	1,270	1,347
Deferred revenues, non-current	34,018	59,841
Other non-current liabilities	4,624	10,797
Redeemable noncontrolling interest	12,500	12,500
Commitments and contingencies (Note 13)
Series A Convertible Participating Perpetual Preferred Stock, $0.0001 par value; 10,000 shares authorized; 210 shares issued and outstanding at September 30, 2019	192,596	176,603
Stockholders’ equity:
Common stock, $0.0001 par value; 100,000 shares authorized, 51,608 and 49,836 shares issued; 44,446 and 42,674 outstanding at September 30, 2019 and December 31, 2018, respectively	5	5
Treasury stock, at cost (7,162 and 7,162 shares at September 30, 2019 and December 31, 2018, respectively)	(82,087)	(82,087)
Additional paid-in capital	528,734	534,673
Accumulated other comprehensive loss	(33,880)	(30,383)
Accumulated deficit	(328,185)	(233,299)
Total stockholders’ equity	84,587	188,909
Total liabilities and stockholders’ equity	$515,962	$703,255
_______________________________

*	See Note 2. Basis of Presentation and Consolidation for restricted cash details.

**	See Note 6. Investments in Affiliates and Related Transactions for related party transactions reflected in this account.

See accompanying notes to condensed consolidated financial statements.

SYNCHRONOSS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Net revenues	$52,210	$83,286	$218,161	$243,737
Costs and expenses:
Cost of revenues*	35,602	43,714	107,958	127,788
Research and development	18,575	18,684	57,282	59,789
Selling, general and administrative	30,536	27,320	82,862	99,368
Restructuring charges	(39)	4,539	738	8,425
Depreciation and amortization	18,508	23,658	58,920	70,330
Total costs and expenses	103,182	117,915	307,760	365,700
Loss from continuing operations	(50,972)	(34,629)	(89,599)	(121,963)
Interest income	228	203	716	7,518
Interest expense	(203)	(1,370)	(1,251)	(3,935)
Gain on extinguishment of debt	5	—	822	—
Other (expense) income, net	(422)	(13,439)	17	(9,180)
Equity method investment (loss) income	—	283	(1,619)	71
Loss from continuing operations, before taxes	(51,364)	(48,952)	(90,914)	(127,489)
(Provision) benefit for income taxes	(9,849)	2,308	(6,614)	1,604
Net loss	(61,213)	(46,644)	(97,528)	(125,885)
Net loss attributable to redeemable noncontrolling interests	(25)	(422)	(931)	2,122
Preferred stock dividend	(8,194)	(7,463)	(23,590)	(18,076)
Net loss attributable to Synchronoss	$(69,432)	$(54,529)	$(122,049)	$(141,839)

Earnings per share:
Basic	$(1.70)	$(1.38)	$(3.01)	$(3.51)
Diluted	$(1.70)	$(1.38)	$(3.01)	$(3.51)

Weighted-average common shares outstanding:
Basic	40,910	39,612	40,564	40,405
Diluted	40,910	39,612	40,564	40,405
________________________________

*	Cost of revenues excludes depreciation and amortization which are shown separately.

See accompanying notes to condensed consolidated financial statements.

SYNCHRONOSS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited) (In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss	$(61,213)	$(46,644)	$(97,528)	$(125,885)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(2,435)	(1,544)	(1,928)	(6,529)
Unrealized gain (loss) on available for sale securities	192	(3)	(710)	(52)
Net loss on intra-entity foreign currency transactions	(740)	(72)	(859)	(603)
Total other comprehensive loss	(2,983)	(1,619)	(3,497)	(7,184)
Comprehensive loss	(64,196)	(48,263)	(101,025)	(133,069)
Comprehensive (income) loss attributable to redeemable noncontrolling interests	(25)	(422)	(931)	2,122
Comprehensive loss attributable to Synchronoss	$(64,221)	$(48,685)	$(101,956)	$(130,947)

See accompanying notes to condensed consolidated financial statements.

SYNCHRONOSS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited) (In thousands)

	Three Months Ended September 30, 2019
	Common Stock		Treasury Stock		Additional	Accumulative Other		Total
	Shares	Amount	Shares	Amount	Paid-In Capital	Comprehensive Income (Loss)	Accumulated deficit	Stockholders' Equity
Balance at June 30, 2019	51,578	$5	(7,162)	$(82,087)	$531,282	$(30,897)	$(266,948)	$151,355
Stock based compensation	—	—	—	—	5,587	—	—	5,587
Issuance of restricted stock	24	—	—	—	—	—	—	—
Preferred stock dividends declared	—	—	—	—	(7,598)	—	—	(7,598)
Amortization of preferred stock issuance costs	—	—	—	—	(597)	—	—	(597)
Issuance of common stock on exercise of options	7	—	—	—	39	—	—	39
Retirement of treasury stock	—	—	—	—	—	—	—	—
Shares withheld for taxes in connection with issuance of restricted stock	(1)	—	—	—	(4)	—	—	(4)
Net income attributable to Synchronoss	—	—	—	—	—	—	(61,237)	(61,237)
Non-controlling interest	—	—	—	—	25	—	—	25
Total other comprehensive income (loss)	—	—	—	—	—	(2,983)	—	(2,983)
Balance at September 30, 2019	51,608	$5	(7,162)	$(82,087)	$528,734	$(33,880)	$(328,185)	$84,587

	Three Months Ended September 30, 2018
	Common Stock		Treasury Stock		Additional	Accumulative Other		Total
	Shares	Amount	Shares	Amount	Paid-In Capital	Comprehensive Income (Loss)	Accumulated deficit	Stockholders' Equity
Balance at June 30, 2018	49,439	$5	(7,162)	$(82,084)	$543,603	$(28,938)	$(91,841)	$340,745
Stock based compensation	—	—	—	—	6,545	—	—	6,545
Issuance of restricted stock	384	—	—	—	—	—	—	—
Preferred stock dividends declared	—	—	—	—	(7,075)	—	—	(7,075)
Amortization of preferred stock issuance costs	—	—	—	—	(387)	—	—	(387)
Retirement of treasury stock	—	—	—	(3)	3	—	—	—
Shares withheld for taxes in connection with issuance of restricted stock	(6)	—	—	—	(51)	—	—	(51)
Net income attributable to Synchronoss	—	—	—	—	—	—	(47,068)	(47,068)
Non-controlling interest	—	—	—	—	422	—	—	422
Total other comprehensive income (loss)	—	—	—	—	—	(1,636)	—	(1,636)
606 Adjustments	—	—	—	—	—	17	—	17
Fx SBC expense	—	—	—	—	9	—	—	9
Balance at September 30, 2018	49,817	$5	(7,162)	$(82,087)	$543,069	$(30,557)	$(138,909)	$291,521

	Nine months ended September 30, 2019
	Common Stock		Treasury Stock		Additional	Accumulative Other		Total
	Shares	Amount	Shares	Amount	Paid-In Capital	Comprehensive Income (Loss)	Accumulated deficit	Stockholders' Equity
Balance at December 31, 2018	49,836	$5	(7,162)	$(82,087)	$534,673	$(30,383)	$(233,299)	$188,909
Stock based compensation	—	—	—	—	16,694	—	—	16,694
Issuance of restricted stock	1,767	—	—	—	—	—	—	—
Preferred stock dividends declared	—	—	—	—	(22,005)	—	—	(22,005)
Amortization of preferred stock issuance costs	—	—	—		(1,586)			(1,586)
Issuance of common stock on exercise of options	7	—	—	—	39	—	—	39
Shares withheld for taxes in connection with issuance of restricted stock	(2)	—	—	—	(12)	—	—	(12)
Adjustments to purchase price allocation	—	—	—	—	—	—	3,574	3,574
Net loss attributable to Synchronoss	—	—	—	—	—	—	(98,458)	(98,458)
Non-controlling interest	—	—	—	—	931	—	—	931
Total other comprehensive income (loss)	—	—	—	—	—	(3,497)	—	(3,497)
Other	—	—	—	—	—	—	(2)	(2)
Balance at September 30, 2019	51,608	$5	(7,162)	$(82,087)	$528,734	$(33,880)	$(328,185)	$84,587

	Nine months ended September 30, 2018
	Common Stock		Treasury Stock		Additional	Accumulative Other		Total
	Shares	Amount	Shares	Amount	Paid-In Capital	Comprehensive Income (Loss)	Accumulated deficit	Stockholders' Equity
Balance at December 31, 2017	52,028	$5	(5,060)	$(105,584)	$597,553	$(23,373)	$(5,014)	$463,587
Stock based compensation	—	—	—	—	21,350	—	—	21,350
Issuance of restricted stock	1,688	—	—	—	—	—	—	—
Preferred stock dividends declared	—	—	—	—	(17,256)	—	—	(17,256)
Amortization of preferred stock issuance costs	—				(820)			(820)
Retirement of treasury stock	(3,893)	—	3,893	68,327	(68,327)	—	—	—
Shares withheld for taxes in connection with issuance of restricted stock	(6)	—	—	—	(61)	—	—	(61)
Treasury shares received from Siris (IL sale)	—	—	(5,995)	(44,830)	—	—	—	(44,830)
Net income attributable to Synchronoss	—	—	—	—	—	—	(123,764)	(123,764)
Non-controlling interest	—	—	—	—	10,659	—	—	10,659
Total other comprehensive income (loss)	—	—	—	—	—	(7,234)	—	(7,234)
606 Adjustments	—	—	—	—	—	50	(10,131)	(10,081)
Other	—	—	—	—	(38)	—	—	(38)
Fx SBC expense	—	—	—	—	9	—	—	9
Balance at September 30, 2018	49,817	$5	(7,162)	$(82,087)	$543,069	$(30,557)	$(138,909)	$291,521

See accompanying notes to condensed consolidated financial statements.

SYNCHRONOSS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) (In thousands)

	Nine Months Ended September 30,
	2019	2018
Operating activities:
Net loss	$(97,528)	$(125,885)
Adjustments to reconcile Net Loss to net cash used in operating activities:
Depreciation and amortization	58,921	70,330
Change in fair value of financial instruments	—	(3,849)
Amortization of debt issuance costs	272	1,060
(Gain) loss on extinguishment of debt	(822)	—
Accrued PIK interest*	—	(7,037)
Allowance for loan losses*	—	18,225
(Earnings) loss from equity method investments*	1,619	(71)
Loss (Gain) on disposals	15	277
Amortization of bond premium	(34)	75
Deferred income taxes	(25)	(1,648)
Stock-based compensation	17,033	22,040
Cumulative adjustment to STI receivable	26,044	—
ROU Asset Impairment	6,268	—
Changes in operating assets and liabilities:
Accounts receivable, net of allowance for doubtful accounts	3,180	28,789
Prepaid expenses and other current assets	34,052	(12,844)
Other assets	1,966	947
Accounts payable	2,615	8,195
Accrued expenses	(9,418)	(24,539)
Other liabilities	(3,736)	(3,886)
Deferred revenues	(28,583)	(30,841)
Net cash provided by (used for) operating activities	11,839	(60,662)
Investing activities:
Purchases of property and equipment	(7,077)	(8,565)
Purchases of capitalized software	(9,289)	(11,012)
Purchases of marketable securities available for sale	(47,703)	(15,784)
Maturity of marketable securities available for sale	81,794	3,050
Business acquired, net of cash	—	(9,734)
Net cash used for investing activities	17,725	(42,045)
Financing activities:
Extinguishment of outstanding Convertible Senior Notes	(112,993)	—
Proceeds from issuance of preferred stock	—	86,220
Preferred dividend payment	(7,075)	—
Payments for finance leases	(925)	(1,018)
Net cash (used for) provided by financing activities	(120,993)	85,202
Effect of exchange rate changes on cash	783	(1,805)
Net decrease in cash, restricted cash and cash equivalents	(90,646)	(19,310)
Cash, restricted cash and cash equivalents, beginning of period	109,860	246,125
Cash, restricted cash and cash equivalents, end of period	$19,214	$226,815

Supplemental disclosures of non-cash investing and financing activities:
Accrued dividends on Series A Convertible Participating Perpetual Preferred Stock	$14,407	$10,180

Cash and cash equivalents per the Condensed Consolidated Balance Sheets	$19,193	$222,438
Restricted cash per the Condensed Consolidated Balance Sheets	$21	$4,377
_______________________________

*	See Note 6. Investments in Affiliates and Related Transactions for related party transactions reflected in this account.
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

•	Cloud sync, backup, storage, device set up, content transfer and content engagement for user generated content

•	Advanced, multi-channel messaging peer-to-peer (“P2P”) communications and application-to-person (“A2P”) commerce solutions

•	IoT management technology for Smart Cities, Smart Buildings and more

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

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

The accompanying interim unaudited condensed consolidated financial statements have been prepared by Synchronoss and in the opinion of management, include all adjustments necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods. They do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019.

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

Restricted Cash

Restricted cash includes amounts related to various deposits, escrows and other cash collateral that are restricted by contractual obligation. As of September 30, 2019, the restricted cash amounts were primarily attributed to cash held in transit, and operating cash held by the Company’s consolidated joint venture Zentry, LLC (“Zentry”), which cannot be used to fulfill the obligations of the Company as a whole.

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

The adoption of ASC 842 did not have a material effect on the Company's Loss from continuing operations or Net loss, or the related per-share amounts, during the three and nine months ended September 30, 2019.

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
Date of adoption: January 1, 2020.
ASU 2016-13, ASU 2019-4 Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
In June 2016, the FASB issued ASU 2016-13 which replaces the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The ASU is effective for public companies in annual periods beginning after December 15, 2019, and interim periods within those years. Early adoption is permitted beginning after December 15, 2018 and interim periods within those years.

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

	Three Months Ended September 30, 2019				Three Months Ended September 30, 2018
	Cloud	Digital	Messaging	Total	Cloud	Digital	Messaging	Total
Geography
Americas	$38,669	$(6,947)	$2,514	$34,236	$41,029	$24,563	$2,714	$68,306
APAC	—	769	10,638	11,407	—	2,082	4,647	6,729
EMEA	1,792	856	3,919	6,567	1,967	2,216	4,068	8,251
Total	$40,461	$(5,322)	$17,071	$52,210	$42,996	$28,861	$11,429	$83,286

Service Line
Professional Services	$3,861	$3,407	$2,698	$9,966	$2,982	$4,051	$1,728	$8,761
Transaction Services	1,321	2,720	—	4,041	1,918	2,845	—	4,763
Subscription Services	35,243	(12,653)	9,321	31,911	38,096	20,572	7,976	66,644
License	36	1,204	5,052	6,292	—	1,393	1,725	3,118
Total	$40,461	$(5,322)	$17,071	$52,210	$42,996	$28,861	$11,429	$83,286

*
During the period, changes to the STIN business led the Company to conclude that its collection of certain STIN receivables is no longer probable. The Company has updated its collectability assessment in accordance with ASC 842 and concluded that a contingency reserve is required, which included a reduction of digital revenue in America in the amount $26.0 million. For further details, see Note 6. Investments in Affiliates and Related Transactions of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

	Nine Months Ended September 30, 2019				Nine Months Ended September 30, 2018
	Cloud	Digital	Messaging	Total	Cloud	Digital	Messaging	Total
Geography
Americas	$116,165	$34,325	$6,864	$157,354	$113,452	$65,614	$7,585	$186,651
APAC	—	2,924	37,578	40,502	—	4,697	30,287	34,984
EMEA	5,437	2,506	12,362	20,305	6,568	3,747	11,787	22,102
Total	$121,602	$39,755	$56,804	$218,161	$120,020	$74,058	$49,659	$243,737

Service Line
Professional Services	$11,220	$11,699	$20,066	$42,985	$10,002	$14,053	$8,118	$32,173
Transaction Services	4,204	5,880	—	10,084	6,703	6,740	—	13,443
Subscription Services	106,036	19,886	27,043	152,965	102,891	50,103	23,709	176,703
License	142	2,290	9,695	12,127	424	3,162	17,832	21,418
Total	$121,602	$39,755	$56,804	$218,161	$120,020	$74,058	$49,659	$243,737

*
During the period, changes to the STIN business led the Company to conclude that its collection of certain STIN receivables is no longer probable. The Company has updated its collectability assessment in accordance with ASC 842 and concluded that a contingency reserve is required, which included a reduction of digital revenue in America in the amount $26.0 million. For further details, see Note 6. Investments in Affiliates and Related Transactions of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q.

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

A contract asset is a right to consideration that is conditional upon factors other than the passage of time. For example, the Company would record a contract asset if its records revenue on a professional services engagement but are not entitled to bill until the Company achieves specified milestones. Contract asset balance at September 30, 2019 is $4.2 million.

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

Significant changes in the contract liabilities balance (current and noncurrent) during the period are as follows (in thousands):

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Contract Liabilities*
Balance - January 1, 2019	$116,942
Revenue recognized in the period	(214,204)
Amounts billed but not recognized as revenue	185,069
Balance - September 30, 2019	$87,807
________________________________

*	Comprised of Deferred Revenue

Transaction price allocated to the remaining performance obligations

Topic 606 requires that the Company disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of September 30, 2019. The Company has elected not to disclose transaction price allocated to remaining performance obligations for:

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

As of September 30, 2019, the aggregate amount of transaction price allocated to remaining performance obligations, other than those meeting the exclusion criteria above, was $231.1 million, of which approximately 90.9% is expected to be recognized as revenues within 2 years, and the remainder thereafter.

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
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

The following is a summary of assets, liabilities and redeemable noncontrolling interests and their related classifications under the fair value hierarchy:

	September 30, 2019
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Cash, cash equivalents and restricted cash (1)	$19,214	$19,214	$—	$—
Marketable securities-short term (2)	897	—	897	—
Marketable securities-long term (2)	—	—	—	—
Total assets	$20,111	$19,214	$897	$—
Temporary equity
Redeemable noncontrolling interests (3)	$12,500	$—	$—	$12,500
Total temporary equity	$12,500	$—	$—	$12,500

	December 31, 2018
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Cash, cash equivalents and restricted cash (1)	$109,860	$109,860	$—	$—
Marketable securities-short term (2)	28,230	—	28,230	—
Marketable securities-long term (2)	6,658	—	6,658	—
Total assets	$144,748	$109,860	$34,888	$—
Temporary Equity
Redeemable noncontrolling interests (3)	$12,500	$—	$—	$12,500
Total temporary equity	$12,500	$—	$—	$12,500
________________________________

(1)	Cash equivalents primarily included money market funds.

(2)	Marketable securities are comprised of municipal bonds, certificates of deposit. corporate bonds, treasury bonds, and mutual funds.

(3)	Put arrangements held by the noncontrolling interests in certain of the Company’s joint ventures.

Marketable Securities

The Company utilizes the market approach to measure fair value for its financial assets. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets. The Company’s marketable securities investments classified as Level 2 primarily utilize broker quotes in a non-active market for valuation of these securities. No transfers of assets between Level 1, Level 2 and Level 3 of the fair value measurement hierarchy occurred during the nine months ended September 30, 2019.

For marketable debt securities, unrealized gains and losses are reported as a component of accumulated other comprehensive income in stockholders’ equity. The cost of securities sold is based on the specific identification method. The Company evaluates investments with unrealized losses to determine if the losses are other than temporary. The Company has determined that the gross unrealized losses at September 30, 2019 and 2018 are temporary. In making this determination, the Company considered the financial condition, credit ratings and near-term prospects of the issuers, the underlying collateral of the investments, and the magnitude of the losses as compared to the cost and the length of time the investments have been in an unrealized loss position. Additionally, while the Company classifies the securities as available for sale, the Company does not currently intend to sell such investments and it is more likely than not to recover the carrying value prior to being required to sell such investments.

The marketable equity securities are mutual funds measured at fair value and classified within Level 2 in the fair value hierarchy. Unrealized gains and losses related to our marketable equity securities were recognized in other income (expense), net.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

At September 30, 2019 and December 31, 2018, the estimated fair value of investments in marketable debt securities, were as follows:

	September 30, 2019				December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities - debt:
Certificates of deposit	$—	$—	$—	$—	$3,776	$—	$(16)	$3,760
Corporate bonds	—	—	—	—	402	—	(1)	401
Municipal bonds	—	—	—	—	10,913	—	(32)	10,881
Treasury bonds	—	—	—	—	15,685	—	—	15,685
Total	$—	$—	$—	$—	$30,776	$—	$(49)	$30,727

At September 30, 2019 and December 31, 2018, the aggregate related fair value of investment with unrealized losses was approximately nil million and $14.9 million respectively.

At September 30, 2019, the estimated fair value of investments in marketable equity securities, were as follows:

Balance at December 31, 2018	$4,161
Mutual funds purchases	39,742
Mutual funds sales	(43,005)
Realized gains (losses)	(1)
Balance at September 30, 2019	$897

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

The changes in fair value of the Company’s Level 3 redeemable noncontrolling interests during the nine months ended September 30, 2019 were as follows:

Balance at December 31, 2018	$12,500
Fair value adjustment	(931)
Net income attributable to redeemable noncontrolling interests	931
Balance at September 30, 2019	$12,500

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

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

The following table presents information about the Company's ROU assets and lease liabilities at September 30, 2019 (in thousands):

ROU assets:
Non-current operating lease ROU assets	$55,308

Operating lease liabilities:
Current operating lease liabilities*	$8,090
Non-current operating lease liabilities	62,863
Total operating lease liabilities	$70,953
________________________________

*	Amounts are included in Accrued Expenses on Condensed Consolidated Balance Sheets.

The following table presents information about lease expense and sublease income for the three and nine months ended September 30, 2019 (in thousands):

	Three Months Ended	Nine Months Ended
Operating lease cost*	$3,202	$9,960
Other lease costs and income:
Variable lease costs* (1)	6,581	7,093
Sublease income*	(765)	(2,640)
Total net lease cost	$9,018	$14,413
________________________________

*
Amounts are included in Cost of revenues, Selling, general and administrative and/or Research and development based on the function that the underlying leased asset supports which are reflected in the Condensed Consolidated Statements of Operations.

(1)
During the third quarter, the Company executed an agreement enabling the Company to achieve data center consolidation moving forward.  The Company recorded a $6.2 million ROU asset impairment based on forecasted future cash flows for those data centers impacted by the agreement.

The following table provides the undiscounted amount of future cash flows included in our lease liabilities at September 30, 2019 for each of the five years subsequent to December 31, 2018 and thereafter, as well as a reconciliation of such undiscounted cash flows to our lease liabilities at September 30, 2019 (in thousands):

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Operating Leases
Remainder of 2019	$3,242
2020	13,543
2021	12,870
2022	12,276
2023	9,972
Thereafter	43,965
Total future lease payments	95,868
Less: amount representing interest	(24,915)
Present value of future lease payments (lease liability)	$70,953

The following table provides the weighted-average remaining lease term and weighted-average discount rates for our leases as of September 30, 2019:

Operating Leases:
Weighted-average remaining lease term (years), weighted based on lease liability balances	7.81
Weighted-average discount rate (percentages), weighted based on the remaining balance of lease payments	8.0%

The following table provides certain cash flow and supplemental noncash information related to our lease liabilities for the nine months ended September 30, 2019 (in thousands):

Operating Leases:
Cash paid for amounts included in the measurement of lease liabilities	$9,167
Lease liabilities arising from obtaining right-of-use assets	741

6. Investments in Affiliates and Related Transactions

Sequential Technology International, LLC

In connection with the divestiture of the exception handling business of the Company, Synchronoss entered into a three-year Cloud Telephony and Support services agreement to grant Sequential Technology International, LLC (“STIN”) access to certain Synchronoss software and private branch exchange systems to facilitate exception handling operations required to support STIN customers.

Changes to the STIN business led the Company to conclude that its collection of certain STIN receivables is no longer probable as of September 30, 2019. In accordance with ASC 842, the portion of revenue that is no longer deemed collectible is reversed in the current period against revenue. Accordingly, the Company determined a contingency reserve is required, which included a reduction of revenue in the amount $26.0 million. The impacts of this change are reflected in the STIN affiliate revenue and accounts receivable.

For the three months ended September 30, 2019 and 2018, the Company recognized $(19.6) million and $6.4 million, respectively, in revenue related to Cloud Telephony and Support services, and nil and $0.9 million, respectively, in revenue related to all other services.

For the nine months ended September 30, 2019 and 2018, the Company recognized $(6.9) million and $19.2 million, respectively, in revenue related to Cloud Telephony and Support services, and nil and $1.8 million, respectively, in revenue related to all other services.

The STIN affiliate accounts receivable balances in the Condensed Consolidated Balance Sheet as of September 30, 2019 and December 31, 2018, were $11.5 million and $27.5 million, respectively. These amounts principally included revenues generated from the Cloud and Telephony Support Services agreement and pass-through of vendor expenses incurred during the transition and assignment of vendor contracts.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

7. Debt

Total debt consists of the following:

	September 30, 2019	December 31, 2018
Convertible Senior Notes	$—	$113,980
Unamortized debt issuance cost (1)	—	(438)
Total debt, carrying value	$—	$113,542
Total short-term debt, carrying value	$—	$113,542
________________________________

(1)	Unamortized debt issuance cost is related to Convertible Senior Notes.

Convertible Senior Notes

On August 12, 2014, the Company issued $230.0 million aggregate principal amount of its 0.75% Convertible Senior Notes due in 2019 (the “2019 Notes”). The 2019 Notes were paid at maturity on August 15, 2019.

The 2019 Notes bore an interest rate of 0.75% per annum payable semi-annually in arrears on February 15 and August 15 of each year. The Company accounted for the $230.0 million face value of the debt as a liability and capitalized approximately $7.1 million of financing fees, related to the issuance which are presented net of the face value of the 2019 Notes on the Condensed Consolidated Balance Sheets.

The 2019 Notes were senior, unsecured obligations of the Company, and were convertible into shares of its common stock based on a conversion rate of 18.8072 shares per $1,000 principal amount of 2019 Notes which is equivalent to an initial conversion price of approximately $53.17 per share. The 2019 Notes were convertible at the note holders’ option prior to their maturity and if specified corporate transactions occur. The issue price of the 2019 Notes was equal to their face amount. As of the maturity date, none of the 2019 Notes were converted to common stock.

Holders of the 2019 Notes who converted their notes in connection with a qualifying fundamental change, as defined in the related indenture, may be entitled to a make-whole premium in the form of an increase in the conversion rate. Additionally, following the occurrence of a fundamental change, holders may require that the Company repurchase some or all of the 2019 Notes for cash at a repurchase price equal to 100% of the principal amount of the notes being repurchased, plus accrued and unpaid interest, if any. As of the maturity date of the 2019 Notes, none of these conditions existed.

The 2019 Notes were the Company’s direct senior unsecured obligations and rank equal in right of payment to all of the Company’s existing and future unsecured and unsubordinated indebtedness.

Interest expense

The following table summarizes the Company’s interest expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Convertible Senior Notes
Amortization of debt issuance costs	$36	$354	$273	$1,060
Interest on borrowings	66	430	363	1,292
Additional interest on default	—	—	—	192
Capital leases	—	241	—	724
Other	101	345	615	667
Total	$203	$1,370	$1,251	$3,935

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

8. Accumulated Other Comprehensive (Loss) / Income

The changes in accumulated other comprehensive (loss) income during the nine months ended September 30, 2019 were as follows:

	Balance at December 31, 2018	Other comprehensive loss	Tax effect	Balance at September 30, 2019
Foreign currency	$(26,436)	$(1,928)	$—	$(28,364)
Unrealized loss on intra-entity foreign currency transactions	(3,906)	(1,207)	348	(4,765)
Unrealized holding losses on marketable debt securities	(41)	(710)	—	(751)
Total	$(30,383)	$(3,845)	$348	$(33,880)

9. Stockholders’ Equity

There were no significant changes to Company’s authorized capital stock and preferred stock during the nine months ended September 30, 2019.

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

As of September 30, 2019, there were 210,000 shares of Series A Preferred Stock outstanding, including the initial issuance of 185,000 shares of Series A Preferred Stock and the issuance of 25,000 shares of Series A Preferred Stock as dividends.

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

On and after the fifth anniversary of February 15, 2018, holders of shares of Series A Preferred Stock have the right to cause the Company to redeem each share of Series A Preferred Stock for cash in an amount equal to the sum of the current liquidation preference and any accrued dividends. Each share of Series A Preferred Stock is also redeemable at the option of the holder upon the occurrence of a “Fundamental Change” (as that term is defined in the Series A Certificate) at a specified premium (“Liquidation Value”). In addition, the Company is also permitted to redeem all outstanding shares of the Series A Preferred Stock at any time (i) within the first 30 months of the date of issuance for the sum of the then-applicable Liquidation Preference, accrued but unpaid dividends and a make whole amount (known as “Redemption Value”) and (ii) following the 30-month anniversary of the date of issuance for the sum of the then-applicable Liquidation Preference and the accrued but unpaid dividends. As of September 30, 2019, the Liquidation Value and Redemption Value of the Preferred Shares was $243.1 million.

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

A summary of the Company’s Series A Convertible Participating Perpetual Preferred Stock balance at September 30, 2019 and changes during the nine months ended September 30, 2019, are presented below:

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

	Preferred Stock
	Shares	Amount
Balance at December 31, 2018	195	$176,603
Issuance of preferred stock	15	—
Initial discount and issuance costs related to preferred stock	—	—
Amortization of preferred stock issuance costs	—	1,586
Issuance of preferred PIK dividend	—	14,407
Balance at September 30, 2019	210	$192,596

Subsequent to September 30, 2019, the Company paid the accrued Preferred Dividends in-kind of $7.6 million.

Registration Rights

There were no significant changes to the Company’s registration rights during the three and nine months ended September 30, 2019.

Stock Plans

There were no significant changes to the Company’s Stock Plans during the three and nine months ended September 30, 2019. As of September 30, 2019, there were 2.0 million shares available for the grant or award under the Company’s 2015 Plan and 0.3 million shares available for the grant or award under the Company’s 2017 New hire equity incentive Plan.

The Company’s performance cash awards granted to executives under the Long Term Incentive (“LTI”) Plans have been accounted for as liability awards, due to the Company’s intent and the ability to settle such awards in cash upon vesting and has reflected such awards in accrued expenses. As of September 30, 2019, the liability for such awards is approximately $0.7 million.

Stock-Based Compensation

The following table summarizes stock-based compensation expense related to all of the Company’s stock awards included by operating expense categories, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cost of revenues	$804	$1,035	$2,147	$3,447
Research and development	1,117	1,340	3,231	4,682
Selling, general and administrative	4,079	4,841	11,650	13,911
Total stock-based compensation expense	$6,000	$7,216	$17,028	$22,040

The following table summarizes stock-based compensation expense related to all of the Company’s stock awards included by award types, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Stock options	$2,147	$1,940	$5,640	$5,680
Restricted stock awards	3,840	5,276	11,164	16,340
Employee Stock Purchase Plan	—	—	—	—
Performance Based Cash Units	13	—	224	20
Total stock-based compensation before taxes	$6,000	$7,216	17,028	22,040
Tax benefit	$862	$1,402	$2,700	$4,356

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

The total stock-based compensation cost related to unvested equity awards as of September 30, 2019 was approximately $41.7 million. The expense is expected to be recognized over a weighted-average period of approximately 2.2 years.

The total stock-based compensation cost related to unvested performance based cash units as of September 30, 2019 was approximately $1.0 million. The expense is expected to be recognized over a weighted-average period of approximately 2.1 years.

Stock Options

There were no significant changes to the Company’s Stock Option Plans during the three and nine months ended September 30, 2019.

The Company uses the Black-Scholes option pricing model for determining the estimated fair value for stock options. The weighted-average assumptions used in the Black-Scholes option pricing model are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Expected stock price volatility	69.8%	66.0%	69.6%	65.2%
Risk-free interest rate	1.6%	2.7%	1.9%	2.6%
Expected life of options (in years)	4.36	4.29	4.34	4.11
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Weighted-average fair value (grant date) of the options	$4.42	$3.33	$3.84	$5.04

The following table summarizes information about stock options outstanding as of September 30, 2019:

Options	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2018	4,254	$17.93
Options Granted	1,229	7.08
Options Exercised	(7)	5.48
Options Cancelled	(549)	23.96
Outstanding at September 30, 2019	4,927	$14.57	5.03	$8
Vested at September 30, 2019	1,667	$24.24	3.73	$2
Exercisable at September 30, 2019	1,667	$24.24	3.73	$2

The total intrinsic value for stock options exercisable at September 30, 2019 and 2018 was $21 and nil, respectively. The total intrinsic value of stock options exercised for the nine months ended September 30, 2019 and 2018 was $21 and nil, respectively.

Awards of Restricted Stock and Performance Stock

There were no significant changes to the Company’s restricted stock award (“Restricted Stock”) and performance stock plan during the three and nine months ended September 30, 2019.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

A summary of the Company’s unvested restricted stock at September 30, 2019, and changes during the nine months ended September 30, 2019, is presented below:

Unvested Restricted Stock	Number of Awards	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2018	2,630	$12.71
Granted	2,004	6.94
Vested	(999)	18.63
Forfeited	(168)	10.53
Unvested at September 30, 2019	3,467	$8.96

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

A summary of the Company’s unvested performance-based cash units at September 30, 2019 and changes during the nine months ended September 30, 2019, is presented below:

Unvested Cash Units	Number of Awards	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2018	70	$6.14
Granted	236	—
Vested	—	—
Forfeited	(66)	—
Unvested at September 30, 2019	240	$5.40

Performance based cash units are measured at the closing stock price at the reporting period end date and are recognized straight line over the requisite service period. The expense for the period will increase or decrease based on updated fair values of these awards at each reporting date.

10. Income Taxes

The Company recognized approximately $6.6 million in related income tax provision and $1.6 million in related tax benefit during the nine months ended September 30, 2019 and 2018, respectively. The effective tax rate was approximately (7.3)% for the nine months ended September 30, 2019, which was lower than the U.S. federal statutory rate primarily due to pre-tax losses in jurisdictions where full valuation allowances have been recorded and in zero tax rate jurisdictions, offset by certain foreign jurisdictions projecting current income tax expense. In addition, during the period the company recorded discrete current income tax expense associated with U.S. Base Erosion and Anti-Abuse Tax. The Company considered all available evidence, including historical profitability and projections of future taxable income together with new evidence, both positive and negative, that could affect the view of the future realization of deferred tax assets. As a result of the assessment, no change was recorded by the Company to the valuation allowance during the nine months ended September 30, 2019.

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

A summary of the Company’s restructuring accrual at September 30, 2019 and changes during the nine months ended September 30, 2019, are presented below:

	Balance at December 31, 2018	Charges	Payments	Other Adjustments[1]	Balance at September 30, 2019
Employment termination costs	$1,276	$738	$(2,078)	$139	$75
________________________________

(1)	Includes non-cash adjustments and reclassifications.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator - Basic:
Net loss from continuing operations	$(61,213)	$(46,644)	$(97,528)	$(125,885)
Net loss attributable to redeemable noncontrolling interests	(25)	(422)	(931)	2,122
Preferred stock dividend	(8,194)	(7,463)	(23,590)	(18,076)
Net (loss) income attributable to Synchronoss	$(69,432)	$(54,529)	$(122,049)	$(141,839)

Numerator - Diluted:
Net (loss) income from continuing operations attributable to Synchronoss	$(69,432)	$(54,529)	$(122,049)	$(141,839)
Income effect for interest on convertible debt, net of tax	—	—	—	—
Net loss attributable to Synchronoss	$(69,432)	$(54,529)	$(122,049)	$(141,839)

Denominator:
Weighted average common shares outstanding — basic	40,910	39,612	40,564	40,405
Dilutive effect of:
Shares from assumed conversion of convertible debt [1]	—	—	—	—
Shares from assumed conversion of preferred stock [2]	—	—	—	—
Options and unvested restricted shares	—	—	—	—
Weighted average common shares outstanding — diluted	40,910	39,612	40,564	40,405

Earnings per share:
Basic	$(1.70)	$(1.38)	$(3.01)	$(3.51)
Diluted	$(1.70)	$(1.38)	$(3.01)	$(3.51)

Anti-dilutive stock options excluded	—	4,647	—	4,412
Unvested shares of restricted stock awards	3,467	2,916	3,467	2,916

(1)
The calculation does not include the effect of assumed conversion of convertible debt of 513 and 4,326 shares for the three months ended September 30, 2019 and 2018, respectively, and 1,688 and 4,326 shares for the nine months ended September 30, 2019 and 2018, respectively; which is based on 18.8072 shares per $1,000 principal amount of the Senior Convertible Notes.

(2)
The calculation does not include the effect of assumed conversion of preferred stock of 11,511 and 10,843 shares, for the three months ended September 30, 2019 and 2018, respectively, and 11,199 and 10,843 shares for the nine months ended September 30, 2019 and 2018, respectively; which is based on 55.5556 shares per $1,000 principal amount of the preferred stock, because the effect would have been anti–dilutive.

13. Commitments, Contingencies and Other

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Purchase Obligations

Aggregate annual future minimum payments under non-cancelable agreements are as follows:

Period ending September 30, 2019	Non-cancelable agreements
Remainder of 2019	$7,894
2020	25,257
2021	3,154
2022	2,933
2023 and thereafter	—
$39,238

Legal Matters

On May 1, 2017, May 2, 2017, June 8, 2017 and June 14, 2017, four putative class actions were filed against the Company and certain of its current and former officers and directors in the United States District Court for the District of New Jersey (the “Securities Law Action”). After these cases were consolidated, the court appointed as lead plaintiff Employees’ Retirement System of the State of Hawaii, which filed, on November 20, 2017, a consolidated complaint purportedly on behalf of purchasers of our common stock between February 3, 2016 and June 13, 2017. On February 2, 2018, the defendants moved to dismiss the consolidated complaint in its entirety, with prejudice. Before that motion was decided, on August 24, 2018, lead plaintiff filed a consolidated amended complaint purportedly on behalf of purchasers of our common stock between October 28, 2014 and June 13, 2017. On June 28, 2019, the Court granted defendants’ motion to dismiss the consolidated amended complaint in its entirety, without prejudice, allowing lead plaintiff leave to amend its complaint. On August 14, 2019, lead plaintiff filed a second amended complaint. The second amended complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and it alleges, among other things, that the defendants made false and misleading statements of material information concerning our financial results, business operations, and prospects. On October 4, 2019, the defendants moved to dismiss the second amended complaint in its entirety, with prejudice. The Company believes that the asserted claims lack merit and intends to defend against all of the claims vigorously. The plaintiff seeks unspecified damages, fees, interest, and costs. Due to the inherent uncertainties of litigation, the Company cannot predict the outcome of the actions at this time and can give no assurance that the asserted claims will not have a material adverse effect on its financial position or results of operations.

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

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

14. Additional Financial Information

Other (expense) income, net

The following table sets forth the components of Other (expense) income, net included in the Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
FX gains (losses) (1)	$(1,314)	$38	$(1,619)	$(241)
PIK Note impairment (2)	—	(18,225)	—	(18,225)
Litigation settlement (3)	—	4,495	—	4,495
Remeasurement gain (loss) on financial instrument (4)	—	—	—	3,849
Income from Investment (5)	—	519	—	519
Royalty income (6)	—	—	—	92
Others (7)	892	(266)	1,636	331
Total	$(422)	$(13,439)	$17	$(9,180)
________________________________

(1)	Fair value of foreign exchange gains and losses

(2)	PIK Note impairment on the troubled debt restructuring

(3)	Represents Legal settlement of $4.2M and $0.3M IP settlement from third parties

(4)	Remeasurement of gain/loss on Mandatorily Redeemable Put option for common shares held by Siris.

(5)	Represents gain on sale on the Company’s cost investment in Clarity, Money Inc.

(6)	Includes royalty income in connection with Mirapoint sale

(7)	Represents an aggregate of individually immaterial transactions

15. Subsequent Events Review

Revolving Credit Facility

On October 4, 2019, the Company entered into a Credit Agreement with Citizens Bank, N.A., for a $10.0 million Revolving Credit Facility. Borrowings under the Revolving Credit Facility bear interest at a rate equal to, at the Company’s option, either (1) the arithmetic average of the LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period (one, three or six months (or 12 months if agreed to by all applicable Lenders)) as selected by the Company relevant to such borrowing plus the applicable margin, or (2) a base rate determined by reference to the greatest of the federal funds rate plus 0.50%, the prime commercial lending rate as determined by the Agent, and the daily LIBOR rate plus 1.00%, in each case plus an applicable margin and subject to a floor of 0.00%. In addition, on a quarterly basis, the Company is required to pay each lender under the Revolving Credit Facility a 0.2% commitment fee in respect of commitments under the Revolving Credit Facility, which may be subject to adjustment based on the Company’s total leverage ratio. The Company has not borrowed under the Revolving Credit Facility.

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

Our top five customers accounted for 70.8% and 70.8% of net revenues for the nine months ended September 30, 2019 and September 30, 2018, respectively. Contracts with these customers typically run for three to five years. Of these customers, Verizon accounted for more than 10% of our revenues in 2019 and 2018. The loss of Verizon as a customer would have a material negative impact on our company. However, we believe that the costs incurred and subscriber disruption by Verizon to replace Synchronoss’ solutions would be substantial.

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

Business from our traditional Synchronoss Messaging business (Email) has been driven by a resurgence in the need for white label secure messaging platforms that favor the Mobile Network Operator’s (“MNO”) business objectives and are not beholden to the objectives of a sponsoring over-the-top (“OTT”) platform. We believe that messaging drives higher subscriber engagement than any other application in the market today and holds the potential to stimulate new revenue from traditional services and third-party brands.  OTT global success has driven MNOs to look at opportunities to preempt and compete with the OTTs which has potential opportunity for Synchronoss’ future growth to be driven by the need of TMT companies including (and especially) MNOs to embrace Messaging as a Platform (“MaaP”). MaaP will allow TMT and MNO’s to converse with subscribers in an efficient, automated way by streamlining the costs and increasing the effectiveness of self-care, as well as yielding cross-sell upselling of service plans, devices, bundles, etc.. The Synchronoss Advanced Messaging Platform provides state of the art RCS-driven features including the ability to support advanced Peer to Peer communications and introduce new revenue streams driven by commerce and advertising via Application-to-Person capabilities.

Companies in the TMT market all face the dilemma of attempting to pivot their businesses to digital execution in order to create experiences that meet the expectations of their subscribers, generate new revenues and streamline costs creating healthier margins at a faster time to market than they have ever operated before. Their challenges feature the lack of skill sets to conceptualize and run day to day digital operations and the lack of resources to integrate their legacy back end systems to enact digital experiences that achieve their business objectives. The growth of Synchronoss Digital Platforms will be driven by the ability to provide TMT companies’ desire to obtain digital transformation solutions as quickly as possible while educating them on the ability to operate a digital business efficiently. Our Platform as a Service (“PaaS”) model provides a desirable alternative to heavy capital expenditure spending options often tried internally. The ability for our platforms to create low/no code, new customer digital journeys, virtually on the fly, gives TMT Companies the ability to operate new experiences and businesses without heavily investing in development resources.

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

Three months ended September 30, 2019 compared to the three months ended September 30, 2018

The following table presents an overview of our results of operations for the three months ended September 30, 2019 and 2018 (in thousands):

	Three months ended September 30,		2019 vs 2018
	2019	2018	$ Change
Net revenues*	$52,210	$83,286	$(31,076)
Cost of revenues**	35,602	43,714	(8,112)
Research and development	18,575	18,684	(109)
Selling, general and administrative	30,536	27,320	3,216
Restructuring charges	(39)	4,539	(4,578)
Depreciation and amortization	18,508	23,658	(5,150)
Total costs and expenses	103,182	117,915	(14,733)
Loss from continuing operations	$(50,972)	$(34,629)	$(16,343)
________________________________

*	The 2019 and 2018 net revenues includes STIN revenue of $(19.6) million and $7.3 million respectively.

**	Cost of revenues excludes depreciation and amortization which are shown separately.

Net revenues decreased $31.1 million to $52.2 million for the three months ended September 30, 2019, compared to the same period in 2018. The decrease in revenue is primarily driven by changes to the STIN business that led the Company to conclude that its collection of certain STIN receivables is no longer probable. In accordance with ASC 842, the portion of revenue that is no longer deemed collectible is reversed in the current period against revenue. Accordingly, the Company determined a contingency reserve is required, which is included as a reduction of revenue in the amount $26.0 million.

Cost of revenues decreased $8.1 million to $35.6 million for the three months ended September 30, 2019, compared to the same period in 2018. The 2019 decrease was primarily due to cost savings initiatives implemented in 2018 and continuing into 2019. These initiatives resulted in a significant decrease in cost of revenues driven mainly by data center consolidation and operating expense savings.

Research and development expense decreased $0.1 million to $18.6 million for the three months ended September 30, 2019, compared to the same period in 2018. The decrease in 2019 is primarily due to the realization of our strategic efforts to reduce costs and refocus our resources on key strategic priorities. These efforts resulted in decreased personnel related costs including stock-based compensation expense.

Selling, general and administrative expense increased $3.2 million to $30.5 million for the three months ended September 30, 2019, compared to the same period in 2018. The 2019 increase was primarily related to the right of use asset impairment of $6.1 million in the period offset by lower personnel and consulting costs from the prior period.

Restructuring charges were $0.0 million and $4.5 million for the three months ended September 30, 2019 and 2018, respectively, which primarily related to employment termination costs as a result of the work-force reduction and facility consolidation plans initiated in connection with acquisition and divestiture activities. In the prior year, we commenced separate plans designed to reduce operating costs and align our resources with our key strategic priorities. Material cash outlays for restructuring typically occur in the quarter in which the plan is initiated or in the subsequent quarter.

Depreciation and amortization expense decreased $5.2 million to $18.5 million for the three months ended September 30, 2019, compared to the same period in 2018. The 2019 decrease was primarily attributable to the expiration of amortizable acquired assets, partially offset by the increased amortization of capitalized software.

Interest expense decreased $1.2 million to $0.2 million for the three months ended September 30, 2019, compared to the same period in 2018. The 2019 decrease was primarily due to a decrease in our borrowings outstanding in 2019 after repayments of 2019 Notes.

Income tax. The Company recognized approximately $9.8 million income tax provision and $2.3 million in related income tax benefit during the three months ended September 30, 2019 and 2018, respectively. The effective tax rate was approximately (19.2)% for the three months ended September 30, 2019, which was lower than the U.S. federal statutory rate primarily due to pre-tax losses in jurisdictions where full valuation allowances have been recorded and in zero tax rate jurisdictions, offset by certain foreign jurisdictions projecting current income tax expense. In addition, during the period the company recorded discrete current income tax expense associated with U.S. Base Erosion and Anti-Abuse Tax. The Company’s effective tax rate was approximately 4.7% for the three months ended September 30, 2018, which was lower than the U.S. federal statutory rate primarily due to the to the valuation allowance recorded in the fourth quarter of 2017 and the tax benefits recorded discretely in the third quarter of 2018 from the expiration of the statute of limitations for uncertain tax positions.

Discussion of the Condensed Consolidated Statements of Operations

Nine months ended September 30, 2019 compared to the nine months ended September 30, 2018

The following table presents an overview of our results of operations for the nine months ended September 30, 2019 and 2018 (in thousands):

	Nine Months Ended September 30,		2019 vs 2018
	2019	2018	$ Change
Net revenues*	$218,161	$243,737	$(25,576)
Cost of revenues**	107,958	127,788	(19,830)
Research and development	57,282	59,789	(2,507)
Selling, general and administrative	82,862	99,368	(16,506)
Restructuring charges	738	8,425	(7,687)
Depreciation and amortization	58,920	70,330	(11,410)
Total costs and expenses	307,760	365,700	(57,940)
Loss from continuing operations	$(89,599)	$(121,963)	$32,364
________________________________

*	The 2019 and 2018 net revenues includes STIN revenue of $(6.9) million and $21.0 million respectively.

**	Cost of revenues excludes depreciation and amortization which are shown separately.

Net revenues decreased $25.6 million to $218.2 million for the nine months ended September 30, 2019, compared to the same period in 2018. The decrease in revenue is primarily driven by changes to the STIN business that led the Company to conclude that its collection of certain STIN receivables is no longer probable. In accordance with ASC 842, the portion of revenue that is no longer deemed collectible is reversed in the current period against revenue. Accordingly, the Company determined a contingency reserve is required, which is included as a reduction of revenue in the amount $26.0 million.

Cost of revenues decreased $19.8 million to $108.0 million for the nine months ended September 30, 2019, compared to the same period in 2018. The 2019 decrease was primarily due to cost savings initiatives implemented in 2018 and continuing into 2019. These initiatives resulted in a significant decrease in cost of revenues driven mainly by data center consolidation and operating expense savings.

Research and development expense decreased $2.5 million to $57.3 million for the nine months ended September 30, 2019, compared to the same period in 2018. The decrease in 2019 is primarily due to the realization of our strategic efforts to reduce costs and refocus our resources on key strategic priorities. These efforts resulted in decreased personnel related costs including stock-based compensation expense.

Selling, general and administrative expense decreased $16.5 million to $82.9 million for the nine months ended September 30, 2019, compared to the same period in 2018. The 2019 decrease was primarily due to a net reduction in professional services and outside consulting fees incurred in the prior year period and lower telecommunication and facility costs offset by the right of use asset impairment of $6.1 million in the current period.

Restructuring charges were $0.7 million and $8.4 million for the nine months ended September 30, 2019 and 2018, respectively, which primarily related to employment termination costs as a result of the work-force reduction and facility consolidation plans initiated in connection with acquisition and divestiture activities. In the prior year, we commenced separate plans designed to reduce operating costs and align our resources with our key strategic priorities. Material cash outlays for restructuring typically occur in the quarter in which the plan is initiated or in the subsequent quarter.

Depreciation and amortization expense decreased $11.4 million to $58.9 million for the nine months ended September 30, 2019, compared to the same period in 2018. The 2019 decrease was primarily attributable to the expiration of amortizable acquired assets, partially offset by the increased amortization of capitalized software.

Interest income decreased $6.8 million to $0.7 million for the nine months ended September 30, 2019, compared to the same period in 2018. The 2019 decrease was primarily due to 2018 interest earned on a paid-in-kind purchase money note (the “PIK Note”), which the Company began deferring effective July 1, 2018 related to PIK Note.

Interest expense decreased $2.7 million to $1.3 million for the nine months ended September 30, 2019, compared to the same period in 2018. The 2019 decrease was primarily due to a decrease in our borrowings outstanding in 2019 after repayments of 2019 Notes and new lease standard (Topic 842) implementation for interest expense presentation which is now reflected in operating expense effective first quarter of 2019.

Other expense decreased $9.2 million to $0.0 million for the nine months ended September 30, 2019, compared to the same period in 2018. There was no significant activity in current period in other expense. The prior period other net expense consisted of a $18.2 million write down of the PIK note, partially offset by other net income of $4.2 million in legal settlements and $3.8 million from the remeasurement of a mandatorily redeemable financial instrument.

Equity method investment loss changed $1.7 million to a loss of $1.6 million for the nine months ended September 30, 2019, compared to a loss of $0.1 million for the same period in 2018. All equity method investment income (loss) are the result of our 30% equity interest in STIN and vary based on the financial results of the investment company during the respective reporting period.

Income tax. The Company recognized approximately $6.6 million in related income tax provision and $1.6 million in related income tax benefit during the nine months ended September 30, 2019 and 2018, respectively. The effective tax rate was approximately (7.3)% for the nine months ended September 30, 2019, which was lower than the U.S. federal statutory rate primarily due to pre-tax losses in jurisdictions where full valuation allowances have been recorded and in zero tax rate jurisdictions, offset by certain foreign jurisdictions projecting current income tax expense. In addition, during the period the company recorded discrete current income tax expense associated with U.S. Base Erosion and Anti-Abuse Tax. The Company’s effective tax rate was approximately 1.3% for the nine months ended September 30, 2018, which was lower than the U.S. federal statutory rate primarily due to the valuation allowance recorded in the fourth quarter of 2017 and the tax benefits recorded discretely in the third quarter of 2018 from the expiration of the statute of limitations for uncertain tax positions.

Liquidity and Capital Resources

As of September 30, 2019, our principal sources of liquidity have been cash provided by operations and proceeds from divestitures. Our cash, cash equivalents, marketable securities and restricted cash balance was $20.1 million at September 30, 2019. We anticipate that our principal uses of cash, cash equivalents, and marketable securities will be to fund the expansion of our business through both organic growth and acquisition activities and the expansion of our customer base. Uses of cash will also include facility and technology expansion, significant integration, capital expenditures, and working capital.

At September 30, 2019, our non-U.S. subsidiaries held approximately $8.6 million of cash and cash equivalents that are available for use by all of our operations around the world. At this time, we believe the funds held by all non-U.S. subsidiaries will be permanently reinvested outside of the U.S. However, if these funds were repatriated to the U.S. or used for U.S. operations, certain amounts could be subject to U.S. tax for the incremental amount in excess of the foreign tax paid. Due to the timing and circumstances of repatriation of these earnings, if any, it is not practical to determine the unrecognized deferred tax liability related to the amount.

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

Convertible Senior Notes

The Company paid off the remaining carrying amount of the convertible senior notes on August 15, 2019. For further details, see Note 7. Debt of the Notes to Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q.

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

On and after the fifth anniversary of February 15, 2018, holders of shares of Series A Preferred Stock have the right to cause the Company to redeem each share of Series A Preferred Stock for cash in an amount equal to the sum of the current liquidation preference and any accrued dividends. Each share of Series A Preferred Stock is also redeemable at the option of the holder upon the occurrence of a “Fundamental Change” (as that term is defined in the Series A Certificate) at a specified premium (“Liquidation Value”). In addition, the Company is also permitted to redeem all outstanding shares of the Series A Preferred Stock at any time (i) within the first 30 months of the date of issuance for the sum of the then-applicable Liquidation Preference, accrued but unpaid dividends and a make whole amount (known as “Redemption Value”) and (ii) following the 30-month anniversary of the date of issuance for the sum of the then-applicable Liquidation Preference and the accrued but unpaid dividends. As of September 30, 2019, the Liquidation Value and Redemption Value of the Preferred Shares was $243.1 million.

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

Discussion of Cash Flows

A summary of net cash flows follows (in thousands):

	Nine Months Ended September 30,		2019 vs 2018
	2019	2018	Change
Net cash provided by (used in):
Operating activities	$11,839	$(60,662)	$72,501
Investing activities	17,725	(42,045)	59,770
Financing activities	(120,993)	85,202	(206,195)

Our primary source of cash is receipts from revenue. The primary uses of cash are personnel and related costs, telecommunications and facility costs related primarily to our cost of revenue and general operating expenses including professional service fees, consulting fees, building and equipment maintenance and marketing expense.

Cash flows from operating activities for the nine months ended September 30, 2019 was a $11.8 million of cash provided by operating activities, as compared to $60.7 million of cash used for operating activities for the same period in 2018. The increase of cash provided by operating activities of $72.5 million was primarily due to favorable changes in cash earnings of $38.2 million and a favorable change in working capital of $34.3 million.

Cash flows from investing for the nine months ended September 30, 2019 was $17.7 million, as compared to $42.0 million in cash used for investing activities during the same period in 2018. The increased spend in 2018 was due primarily to purchase marketable securities and fund the honeybee acquisition.

Cash flows from financing for nine months ended September 30, 2019 was $121.0 million use of cash, as compared to $85.2 million of cash provided by financing activities for the same period in 2018. The cash used for financing for 2019 was primarily driven by the $113.0 million partial repayment of the convertible debt and preferred dividend payment of $7.1 million compared to proceeds for the issuance of preferred stock for the same period in 2018.

Effect of Inflation

Although inflation generally affects us by increasing our cost of labor and equipment, we do not believe that inflation has had any material effect on our results of operations during 2019 and 2018. We do not expect the current rate of inflation to have a material impact on our business.

Contractual Obligations
Our contractual obligations consist of principal and interest related to our Convertible Senior Notes, contingent consideration, non-cancelable capital leases, operating leases or long-term agreements for office space, automobiles, office equipment and colocation services and contractual commitments under third-party hosting, software licenses and maintenance agreements. The following table summarizes our long‑term contractual obligations as of September 30, 2019 (in thousands).

	Payments Due by Period
	Total	Remainder of 2019	2020 - 2022	2023 - 2024	Thereafter
Capital lease obligations	$313	$313	$—	$—	$—
Operating lease obligations	$95,868	$3,242	$38,689	$20,079	$33,858
Purchase obligations*	39,238	7,894	31,344	—	—
Total	$135,419	$11,449	$70,033	$20,079	$33,858
_______________________________

*	Amount represents obligations associated with colocation agreements and other customer delivery related purchase obligations.

Uncertain Tax Positions

Unrecognized tax positions of $3.6 million at September 30, 2019 are excluded from the table above as we are not able to reasonably estimate when we would make any cash payments required to settle these liabilities, but we do not believe that the ultimate settlement of our obligations will materially affect our liquidity. We do not expect that the balance of unrecognized tax benefits will significantly increase or decrease over the next twelve months.

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

During the nine months ended September 30, 2019, the Company made significant changes in its accounting policies over leases, to align with the adoption of Topic 842. These updates are described in detail in Note 2. Basis of Presentation and Consolidation. Aside from the adoption of Topic 842, there were no significant changes in our critical accounting policies and estimates discussed in our Form 10-K for the year ended December 31, 2018 during the nine months ended September 30, 2019.  Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018 for a more complete discussion of our critical accounting policies and estimates.

Recently Issued Accounting Standards

For a discussion of recently issued accounting standards see Note 2. Basis of Presentation and Consolidation included in Part I, Item 1. “Notes to Condensed Consolidated Financial Statements (unaudited)” of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2019 and December 31, 2018 that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

The primary objective of our investment activities is to preserve our capital for the purpose of funding operations, while at the same time maximizing the income, we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and short- and long-term investments in a variety of securities, which could include commercial paper, money market funds and corporate and government debt securities. Our cash, cash equivalents and marketable securities at September 30, 2019 and December 31, 2018 were invested in liquid money market accounts, certificates of deposit and government securities. All market-risk sensitive instruments were entered into for non-trading purposes.

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

Interest Rate Risk

We are exposed to the risk of interest rate fluctuations on the interest income earned on our cash and cash equivalents. A hypothetical 100 basis point movement in interest rates applicable to our cash and cash equivalents outstanding at September 30, 2019 would increase interest income by approximately $0.2 million on an annual basis.

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

As described in additional detail in the 2018 Form 10-K, the Company did not maintain effective controls within its financial close process. Until these material weaknesses are remediated, they could result in material misstatements of the Company’s financial statements that would not be prevented or detected. As of September 30, 2019, the remedial measures identified below have been implemented and tested by management for design and operating effectiveness in the second quarter. Based on the results of testing, management has developed specific action plans to address the control findings which were incorporated into our third quarter testing that is currently being evaluated.

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

The Company’s Principal Executive Officer and Principal Financial Officer have evaluated the design and effectiveness of the Company’s disclosure controls and procedures as of September 30, 2019 and, due to the existence of the material weaknesses in internal control over financial reporting described above, the Company’s Principal Executive and Principal Financial Officers have determined that such disclosure controls and procedures were not effective as of such date. In light of the material weakness, the Company performed additional analysis and other post-closing procedures to ensure the Company’s condensed consolidated financial statements are prepared in accordance with U.S. GAAP. Accordingly, the Company’s management, including its Principal Executive and Principal Financial Officers, has concluded that the condensed consolidated financial statements included in this Form 10-Q present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

Remediation of Material Weaknesses in Internal Control Over Financial Reporting

Following the identification of the material weaknesses described above and further described in subsection “Evaluation of Disclosure Controls and Procedures” in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2018, and with the oversight of the Audit Committee, management is committed to our remediation efforts to address these material weaknesses. The remediation efforts, summarized below, are intended to both address the identified material weaknesses and strengthen our overall financial control environment. In this regard, the following represents the enhancements the Company has designed, implemented and is in the process testing as of September 30, 2019 to remediate the material weaknesses above:

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

•
The Company has implemented and is executing a quarterly non-recurring transaction review meeting with key stakeholders within the Company to identify and discuss potentially significant transactions. Meetings are attended by process owners across various functions or departments, both domestic and international, to promote regular and effective communication between finance and non-finance personnel, and to ensure that information related to significant transactions is communicated timely.

•
The Company performed a review of key business process controls related to high-risk financial statement accounts, such as revenue, significant transactions, capitalized software, accounts receivable, treasury and financial close, which resulted in the redesign of existing controls and the addition of newly developed / documented control activities, in order to mitigate known risks and strengthen the overall control environment. The redesigned control environment was tested in the second quarter and management action plans were developed and incorporated into our current periods control procedures.

•
The Company has hired a Director of Revenue Recognition, a Director of Technical Accounting, and other resources to augment our staff to support further enhancement on the controls and procedures surrounding revenue recognition and technical matters.

Control Activities

•
The Company has performed a review of key IT process controls and enhanced the control design. The IT control environment was tested in the second quarter and management action plans were developed and incorporated into our current periods control procedures.

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

•
The Company has reevaluated and completed our control design of our entity level controls. The Company is in the process of executing full control testing for entity level controls as of September 30, 2019.

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

Changes in Internal Controls Over Financial Reporting

Excluding the changes described above under “Remediation of Material Weaknesses in Internal Control Over Financial Reporting” including the on-going remediation efforts described above, there were no changes in our internal control over financial reporting during the period ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

November 5, 2019