Form 10-K
period 2019-12-31
SYNCHRONOSS TECHNOLOGIES INC
filed 2020-03-16
CIK 1131554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

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

The aggregate market value of the common stock held by non-affiliates of the Registrant as of June 28, 2019, the last business day of the Registrant’s last completed second quarter, based upon the closing price of the common stock as reported by The Nasdaq Stock Market on such date was approximately $331.7 million. Shares of common stock held by each executive officer, director and stockholders known by the Registrant to own 10% or more of the outstanding stock based on public filings and other information known to the Registrant have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 10, 2020, a total of 44,564,306 shares of the Registrant’s common stock were outstanding.
The exhibit index as required by Item 601(a) of Regulation S-K is included in Item 15 of Part IV of this report on Form 10-K.

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference to portions of the Registrant’s definitive Proxy Statement for its 2020 Annual Meeting of Stockholders (the “Proxy Statement”), which is to be filed pursuant to Regulation 14A within 120 days after the end of the Registrant’s fiscal year ended December 31, 2019. Except as expressly incorporated by reference, the Proxy Statement shall not be deemed to be a part of this report on Form 10‑K.

SYNCHRONOSS TECHNOLOGIES, INC.
FORM 10-K INDEX

PART I
FORWARD LOOKING STATEMENTS
The words “Synchronoss,” “we,” “our,” “ours,” “us” and the “Company,” refer to Synchronoss Technologies, Inc. and its consolidated subsidiaries. We were incorporated in Delaware in 2000. All statements in this Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “Form 10-K”) that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding Synchronoss’ “expectations,” “beliefs,” “hopes,” “intentions,” “anticipates,” “seeks,” “strategies,” “plans,” “targets,” “estimations,” “outlook” or the like. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Past performance is not necessarily indicative of future results. Synchronoss cautions investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors. We encourage you to read Management’s Discussion and Analysis of our Financial Condition and Results of Operations and our consolidated financial statements contained in this Form 10-K. We also encourage you to read Item 1A of Part I of this Form 10-K, entitled Risk Factors, which contains a more complete discussion of the risks and uncertainties associated with our business. In addition to the risks described in Item 1A of this Form 10-K, other unknown or unpredictable factors also could affect our results. Therefore, the information in this Form 10-K should be read together with other reports and documents that we file with the Securities and Exchange Commission from time to time, including on Form 10-Q and Form 8-K, which may supplement, modify, supersede or update those risk factors. Synchronoss expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in Synchronoss’ expectations with regard thereto or any change in events, conditions, or circumstances on which any such statements are based.
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

ITEM 1.  BUSINESS

General

Our Cloud, Messaging, Digital and Internet of Things (“IoT”) platforms help the world’s leading companies, including operators, original equipment manufacturers (“OEMs”), as well as Media and Technology providers compete in today’s markets by delivering innovative customer experiences that create high value engagement, save costs and create new monetization opportunities. With the help of our technologies and solutions, leading global companies can routinely create game changing interactions with their customers that were previously considered unachievable. Our technologies act as a catalyst to enable and unlock new capabilities in our customers’ organizations, creating new value through new experiences for their end users.

We market our solutions and services directly through our sales organizations in the Americas, Europe, Middle East and Africa (“EMEA”) and Asia-Pacific (“APAC”). Our platforms give our customers new opportunities in the Telecommunications, Media and Technology (“TMT”) space, taking advantage of the rapidly converging services, connected devices, networks and applications. Our platforms power products and solutions across the TMT marketplace allow our customers to create forward-looking and compelling customer experiences with less resources.

We deliver platforms, products and solutions including:

•	Cloud sync, backup, storage, device set up, content transfer and content engagement for user generated content

•	Advanced, multi-channel messaging peer-to-peer (“P2P”) communications and application-to-person (“A2P”) commerce solutions

•
Digital experience management (“Platform as a Service” or “PaaS”) - including digital journey creation, journey design products and IoT systems management technology for Smart Buildings, Smart Cities, etc.

We help our customers accelerate and monetize value-add services for secure and broadband networks and connected devices. Our technologies appeal to a diverse group of customers in a converging TMT space including:

•	Communication service providers (“CSP”)

•	Cable operators/multi-services operators (“MSO”)

•	Media and Technology Companies with multi-customer-facing channels in global markets

•	OEMs with embedded connectivity (e.g. smartphones, laptops, tablets and mobile internet devices)

•
IoT ecosystem participants who use a variety of technologies (e.g. Blockchain) to enable a wide array of devices (e.g. smart buildings, automobiles, connected homes, etc.) sensors, networks and systems.

Our industry-leading customers include Tier 1 mobile service providers such as AT&T Inc., BT, Verizon Wireless, Vodafone, Orange, Sprint, T-Mobile and Telstra; Tier 1 cable operators/MSOs and wireline operators like AT&T Inc., Comcast, Cablevision, Charter, CenturyLink, Mediacom and Level 3 Communications; and large OEMs such as Apple and Ericsson. These customers utilize our platforms, technology and services to service both consumer and business customers. We also service technology leaders such as Microsoft, various global System Integrators and well-known household brands such as Amazon among others.

The Synchronoss Personal Cloud Platform™ is a secure and highly scalable white label platform designed to store and sync subscribers’ personally created content seamlessly to and from current and new devices. This allows our carriers’ customers to protect, engage with and manage their personal content and gives our Operator customers the ability to increase average revenue per user (“ARPU”) through a new monthly recurring charge (“MRC”) and opportunities to mine valuable data that will give subscribers accesses to new, beneficial services. Additionally, our Personal Cloud Platform performs an expanding set of value-add services including facilitating an Operator’s initial device setup and enhancing visibility and control across disparate devices within subscribers’ smart homes.

The Synchronoss Messaging Platform is the world leader in providing a private, white-label, platform and solution stack to enable telecommunications power for hundreds of millions of subscribers’ mobile messaging and mailboxes. Our Advanced Messaging Product is a powerful, secure and intelligent white label messaging platform that expands capabilities for Operators and TMT companies to offer P2P messaging via Rich Communications Services (“RCS”). Additionally, our Advanced Messaging Product powers commerce and a robust ecosystem for Operators, brands and advertisers to execute A2P commerce and data-rich dialogue with subscribers. Our Mobile Messaging Platform (“MMP”) is poised to provide a single standard ecosystem onboarding and management to brands, advertisers and message wholesalers across Japan, North America and EMEA.

The Synchronoss Digital Platform is a suite of technology, tools and solutions that includes digital experience creation and management, automated provisioning, artificial intelligence and financial analytics and service a broad swatch of TMT and IoT markets.

Digital Experience Platform (“DXP”) is a purpose-built, low-code experience creation and management toolset that sits between our customers’ end-user facing applications and their existing back end systems, enabling the authoring and management of customer journeys in a cloud-native no/low-code environment. This platform can be operated by IT professionals and citizen developers (business analysts, etc.) enabling our customers to bring more compelling and complex experiences to market in less time with fewer and more diverse resources in a real-time, collaborative environment.

Digital Activation Platform has been a foundational technology for Synchronoss that was used to remote activate subscriber accounts for the first iPhone® that launched in 2007. Since then, Activation has been integrated as a core function within the Digital Experience Platform. This functionality allows Operators and indirect mobility resellers to easily activate mobility plans with carriers without requiring a large dedicated team. It gives these companies the flexibility to conform the journey to support multiple front ends and customer systems at 1/20th of the time and cost.

Diversified Digital Solution Suite is a highly specialized collection of offerings designed to create automated workflows to help Operators perform complex financial analytics, validation, reconciliation and governance of supply chain and life cycle within public clouds; facilitate automated, end-to-end, telecom service order life cycle management; and provide planning, designing and maintenance of physical network assets. These technologies integrate into customer Enterprise Resource Planning systems & internal data marts, Inventory Management Systems, Operator Portal and Off-Net Trading Partners.

The Synchronoss IoT Platform is a cloud-based Software-as-a-Service (“SaaS”) solution and Advanced Analytics offering that integrates with Building Management Systems (“BMS”) and sensors to synthesize data and deliver single-pane-of-glass visibility into all control systems (HVAC, lighting, refrigeration, etc.), a company’s health, energy consumption and costs. Sophisticated machine learning algorithms generate optimal configurations to reduce overall energy consumption and costs, reduce maintenance and lengthen control systems’ lifespan. Within the Synchronoss IoT Platform portal, users have access to visualizations, dashboards, canned and Ad Hoc analysis, monitoring and tracking and notifications and alerts. Advanced Analytics packages including equipment optimization, predictive maintenance, failure prediction and anomaly detection.

Markets We Serve

Our platforms, products and solutions operate in a white label capacity serving a diverse range of customers in the TMT and IoT markets.

Telecommunications, Media and Technology

TMT companies operate and/or market white label instantiations of Synchronoss Cloud, Messaging, Digital and IoT platforms, products and solutions to power new, digitally enhanced experiences for their subscribers and employees. TMT companies use Synchronoss platforms to author and manage new workflows and customer experiences, orchestrate data from existing back office systems and create personalized customer experiences across channels and touch points (e.g. online, mobile apps, call centers and care, retail, self-service, etc.). This creates new ways to interface with their customers and subscribers that can lower cost and increase revenues and satisfaction.

Operators

A foundational focus of Synchronoss, CSPs and MSOs market white label implementations of our Synchronoss Cloud, Messaging, Digital and IoT platforms, products and solutions to their subscribers around the world. CSPs and MSOs market and re-sell the value-added services powered by our technology to their subscribers as part of stand-alone subscriptions, value-added bundles or use our technologies directly to enhance their digital offerings and workflow. CSPs and MSOs license Synchronoss Personal Cloud to enhance their value-added service offerings to subscribers who purchase and lease mobile devices and network connectivity - storing and syncing their user generated content (e.g., videos, photos, documents, contacts, music etc.). CSPs and MSOs license Synchronoss Advanced Messaging and Email to enable white label multichannel messaging services including advanced P2P, A2P transactions and brand/advertiser ecosystems. CSPs and MSOs also re-sell our IoT solutions such as Smart Buildings as part of a revitalized set of Operator technology offers.

Internet of Things and Smart Buildings

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

Synchronoss Platforms, Products and Solutions

Our platforms, products and solutions conduct business-to-consumer (“B2C”), business-to-business (“B2B”), enterprise and indirect channel (i.e., resellers/dealers) transactions. The capabilities of our platforms are designed to provide our customers with the opportunity to improve operational performance and efficiencies and identify new revenue opportunities.

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

Ease of Use: Our platforms resolve complexity with back end data and system frameworks to create simple, easy use cases to end users and subscribers. Our Digital platform provides automation of device, product and service fulfillment relieving manual workflows and providing economy of scale; it orchestrates data from various data and business silos to create new, elegant and powerful end user use cases that existing system frameworks cannot support. Our Messaging platform provides common onboarding for third-party brands that allow them to create bots and other commerce instances and then manage them throughout the customer lifecycle. Our Cloud platform creates an easy cross platform sync and access to subscriber personal data.

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

Predictable and Reliable:  We are committed to providing high-quality, dependable services to our customers. To ensure reliability, system uptime and other service offerings, our transaction management is guaranteed through SLAs. Our platforms offer a complete customer management solution, including exception handling, which we believe is one of the main factors that differentiates us from our competitors. In performing exception handling, our platforms recognize and isolate transaction orders that are not configured to specifications, process them in a timely manner and communicate these orders back to our customers, thereby improving efficiencies and reducing backlog. In the past couple years, if manual intervention is required, our exception handling services are performed through outsourced centers located in Canada and the United States and, where applicable, to other cost-effective geographies. Additionally, our database is designed to preserve data integrity while ensuring fast, efficient, transaction-oriented data retrieval methods.

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

Build Consumer Loyalty and Create New Revenue Streams: Our synchronization services help drive consumers to the CSPs, OEMs or multi-channel retailers by presenting them with a branded application and fully-integrated Web portal that provides convenience, security, and continuity for end user customers, which we believe helps our customers by further building the loyalty of their subscribers. Our Synchronoss Personal Cloud solution creates hundreds of millions of dollars in new revenue for operators and helps reduce subscriber churn by making it easy for subscribers to migrate smartphone content from an old device to a new device. Our Synchronoss Personal Cloud solution enables our carrier customers to sell premium value-add cloud storage solutions as well as cloud enabling premium partner opportunities. We are designing solutions that will allow carriers, OEMs and retail distributors to promote and fulfill new services through mobile channels to better monetize their cloud subscriber base.

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

Secure: By leveraging our identity and access management capabilities consumers can self- register their identity, be verified and credentialed and manage their profile in order to have the best customer experience possible. This solution also supports identity proofing and scoring in order to conduct fraud and cyber security detection and prevention.

I: Synchronoss Cloud Platforms

Synchronoss Cloud platforms, products and solutions are designed to create a seamless customer experience for Operator subscribers from device purchase, service onboarding and ongoing content management and engagement.

Our Synchronoss Personal Cloud™ platform is designed to deliver a competitive, high-value service and revenue stream through an operator-branded experience for subscribers to backup, restore, synchronize and share their personal content across smartphones, tablets, computers and other connected devices from anywhere at any time. The Synchronoss Personal Cloud™ service is bundled and/or sold to individual or groups of consumers (e.g. a family) for a monthly recurring charge (MRC). Our Synchronoss Personal Cloud™ platform gives an Operator better control of the user experience across all aspects of setting up and using a connected device. Our Synchronoss Personal Cloud™ platform is specifically designed to support smartphones, tablets and wirelessly enabled consumer electronics such as wearables for health and wellness, cameras, tablets, e-readers, personal navigation devices, and GPS enabled devices, as well as connected automobiles. Our Synchronoss Personal Cloud™ solution features products that facilitate the transfer of mobile content from one smart device to another and the sync, backup, storage, content management and content engagement features for mobile content.

Our Synchronoss Personal Cloud™ platform is linked to a family of clients designed to enable a persistent relationship between a subscriber and their content across devices and time. Our platform supports clients and data backup across major operating systems including: iPhone operating system (“iOS”), Android, Windows and works with mobile smart devices, tablets and PCs. Our platform and clients also support the backup, sync, upload and download of data classes including photos, videos, music, messages, documents, contacts and call logs. Our clients may also feature interactive features intended to stimulate daily use of the product such as smart tagging, image and facial recognition, flashbacks, smart stories, smart push notifications, advanced sharing capabilities, smart album creation with more being added over time. Our Synchronoss Personal Cloud™ platform and clients may also integrate with select third-party providers to co-opt features that drive third-party application and service engagement which is designed to provide future monetization opportunities to third parties and carriers. Synchronoss Personal Cloud™ is offered as different tiers of offers according to each Operator’s service strategy:

–	Freemium Cloud: Free Cloud Storage Tier Regardless of Service Plan, or lead with Free Trial then upsell to premium paid storage tiers

–
Bundled Cloud: Value Add Services (i.e., Phone Insurance, Content Services), Include Cloud Storage as Part of Certain Service Plans. These bundles range from Hero Device, Security, Rate Plan and Low Storage Device Bundles

–
Premium Cloud: Offer Cloud Storage as a Standalone Product that can be Purchased as an Individual Service for a MRC enabling new revenue streams and opportunities to mine valuable data that will give subscribers accesses to new, beneficial services.

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

II: Synchronoss Messaging Platforms

Synchronoss Messaging platforms, products and solutions enable cross channel, secure communications across connected devices.

Advanced Messaging

Our Advanced Messaging platform supports advanced messaging in both RCS and Real-Time Communication (“RTC”) and enables rich, P2P communications and creates new commerce and revenue opportunities across channels via A2P experiences for Operators and other brands. Our messaging platform operates in tandem with Messaging-as-a-Platform (“MaaP”) technologies as well as dedicated, third-party clients and native OEM clients.

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

•
A2P Messaging Commerce: Our A2P solutions are an end-to-end set of capabilities to help Operators, TMT companies and third-party brands establish an AI-driven dialogue with subscribers and consumers. The Advanced Messaging platform aggregates chat bot engines, software development kits (“SDK’s”) and API’s exposing these tools to third-party brands. This functions as an onboarding environment for chat bots, merchandising and advertising to function within a messaging environment. The platform collects user engagement data and through analytics powered dashboards, optimizing bot performance via campaign monitoring that ties into downstream third-party customer relationship management (“CRM”) operations.

•
Messaging Marketplace: Our MMP is designed to help Operators effectively interface with A2P Providers in a dynamic and automated digital environment. The MMP platform automates and orchestrates the on-boarding of third-party brands and services who participate in an Operator’s A2P business. MMP provides easy to use tools to register a new A2P provider within an Operator’s marketplace, integrating with Operator systems (commerce, billing), business terms of use, revenue sharing, etc. MMP provides a dynamic, comprehensive dashboard to give A2P providers real-time visibility to audience engagement, commerce transactions and other transaction-based dynamics. MMP allows for A2P providers to upload new experiences, new offers, manage dialogue with subscribers through chat bots, etc. through an easy-to-use no-code cloud native environment.

E-Mail

Our Email suite provides service providers with a secure, white-label, back-end framework for a branded email service that’s reliable, consistent, and safe while also providing the opportunity to introduce and promote services that can be monetized. Service provider branded messaging is an essential solution for building stronger customer relationships while opening potential new revenue opportunities. It delivers increased subscriber “stickiness,” resulting in higher trust, lower churn and increased brand reputation through higher-quality service. It also provides more cross-sell and upsell opportunities through seamless integration of advertising, real-time communications, social media, and other value-added services and applications. Our world-class email service has customers across the global market in North America, EMEA and APAC region.

Our carrier grade Email suite offers feature-rich, reliable, and secure messaging - on any device - through integrated email, chat, voice, video, personal cloud computing, unlimited storage, security, encryption, and anti-abuse capabilities. This messaging synergy delivers 50% to 70% savings on traditional siloed and hardware based storage solutions while enabling universal access via desktop, smartphones and connected devices to rich seamless integrated experience providing simpler sharing of content, greater privacy and security, enhanced trust around monetization and commerce transactions, and a fast responsive user experience supporting larger mailboxes and unlimited storage.

Our carrier branded Email solution offers leading anti-virus & anti-spam and malware technology to keep the integrity and security of the customer experience and protection of subscriber data to carrier standards. Our Email solution is an important repository for critical communications with an intuitive and feature-rich mobile and desktop email experience ensuring stickiness and increasing customer lifetime value.

III: Synchronoss Digital Platforms

Digital Experience Platform

Our Digital Experience platform allows IT professionals, business owners and business analysts to author and manage digital customer experiences in a cloud-native, low/no-code environment. The platform sits between customer-facing touch points and a customer’s existing back office systems orchestrating data, work flows and processes into digital customer journeys that interface with end user channels creating user experiences that can be centrally managed and coordinated with less resources than is typical in a traditional IT environment.

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

UI Flexibility & Control: Journey Creator’s dynamic API and libraries enable any channel client to have a rich and dynamic UI that is run by the channel. It is currently optimized for JavaScript clients.

Business Logic: Drag and Drop Interface for even complex logic with option to use Groovy script if highly computationally complex rules are required.

Omni-channel: DXP is an API-first platform where the state is not held in the client even when the client is a single-page application (“SPA”). A core journey is defined and channel-specific variants can be configured on top of the core journey to simple re-use.

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

Customer Experience (“CX”) IQ

CXIQ uses analytics, artificial intelligence and completely new methods of gathering actionable insights to produce insights to help our customers improve their channel experiences. CXIQ integrates into Journey Creator to allow for real-time feedback to newly created journeys, allowing experience authors and managers to make real time changes necessary to improve the quality and effect of the journey.

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

Digital Coach

Digital Coach is a tool within DXP that serves as an intelligent dashboard or portal for customer facing reps to assess their performance against their goals and against peers. The SIP creates intelligent work flows around individual and group KPIs and uses “gamification.”

Digital Activation Platform

Our Activation technology is a scalable and flexible platform that decouples the order processing customer experience from varied and legacy IT back office order management systems. This enables sale, delivery, and assurance of new “Complex Product” bundles quickly and cheaply, creates a uniform product portfolio and pricing schema across all Sales Channels and reduces cost while improving the customer experience by reducing error rates and throughput time in processing orders, alarms, etc. The platform is fully scalable, agile and adaptable to future products, services and channel changes; it serves as a future-proof activation platform with end-to-end channel visibility and analytics and features a flexible commercial model or product sale with professional services.

Digital Diversified Solutions Suite (Analytics and Financial Optimization of Networks)

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

Synchronoss Insights Platform (“SIP”)

Synchronoss Insights Platform is an analytics platform delivered as a SaaS solution via a public cloud infrastructure. SIP is designed to ingest raw data and generate and deliver insights through application of pre-coded and ad hoc analyses and Advanced Analytical modules. It supports features to understand key performance indicators, perform iterative investigation and answer business questions using data patterns. Based on the target use case, SIP is configured to deliver value by loading, organizing, validating, and analyzing complex data to obtain and deliver actionable insights.

SIP’s analytical services provide our solutions with a wide variety of techniques to address customers’ business challenges:

•	Descriptive Analytics: SIP provides comprehensive ability to review historical metrics and trendlines using time series analysis and KPI monitoring services.

•
Alert Management: SIP supports the ability to define and create alerts on any metric using a configurable rule builder. These alert rules can be threshold based, historical average based or learning models based. SIP also supports the distribution of these alerts via email, SMS, as well as published in the SIP web portal.

•	Predictive Analytics: SIP offers a comprehensive machine learning pipeline flow to process, train, build and select analytic models and deploy them to support specific use cases.

In addition to predictive analytics, other examples of advanced analytics use cases include device benchmarking, failure prediction, preventive maintenance, anomaly detection and forecasting.

Our analytics platform also provides state of the art data visualization. Using optimized storage of data sets in a variety of repositories that include index store, in-memory store and data lake, SIP’s visualization layer supports iterative, ad-hoc visual analysis that is fully interactive.

SIP’s analytical visualization module offers the following features:

•
Analyze: Tabular, pivot and chart-based analysis in pre-defined or ad hoc execution. Ability for the user to create analysis and share through email, an export or within the portal. Several chart types are supported out-of-the-box including column, bar, pie, donut, area, line, dual axis, scatter, and bubble, etc.

•
Observe: This module offers interactive dashboards that supports KPIs, scorecards and analysis. Users can consume these dashboards in ad hoc fashion or create dashboards themselves by adding any existing analysis into the canvas.

•	Alert: This module support alert visualization, rules configuration, trend analysis and distribution.

Synchronoss IoT Platforms

Our IoT solutions create an easy to administer, cloud-based dashboard enabling a single source visibility and control to disparate devices, sensors and data pools. Our platforms harvest data from disparate back office, data lakes, devices and systems to build new use cases, automated workflows, activations and more to better manage the performance of IoT ecosystems. Our Digital Experience Platform allows IoT administrators to create and manage administrative experiences and M2M use cases and transactions. Our Cloud Platform provides sync and data transfer between disparate devices and data pools using partitioned storage and Artificial Intelligence (“AI”) to guide intelligent sync of data as a device or service needs it. Our Advanced Messaging Platform provides IoT administrators with the ability to enhance workflows with automated or semi-automated chatbots guided by AI to create more proficient transactions, visibility and next best actions.

Synchronoss Smart Buildings

Our Smart Buildings solution is a cloud-based SaaS and advanced analytics offering that integrates with BMS and sensors to synthesize data and deliver single-pane-of-glass visibility into all control systems (HVAC, lighting, refrigeration, etc.), their health, energy consumption and costs. Sophisticated machine learning algorithms generate optimal configurations to reduce overall energy consumption and costs, reduce maintenance and lengthen control systems’ lifespan. Within the portal, users have access to visualizations, dashboards, canned and ad hoc analysis, monitoring and tracking and notifications and alerts. Advanced Analytics packages including equipment optimization, predictive maintenance, failure prediction and anomaly detection.

By utilizing Synchronoss Smart Buildings solution, building and facility managers are able to gain efficiency in system and building operations, as well as realize savings, such as:

•	Optimized and manage equipment settings and schedules with bi-directional integration and control within the Synchronoss Smart Buildings portal

•	Eliminated software license and maintenance costs associated with existing control point software

•	Reduced maintenance and operating costs by quickly integrating multiple sites and buildings across the globe into one portal by leveraging a virtualized cloud delivery model

•	Easy visibility across various stakeholders with access and capabilities configured at the user level (executive dashboards, technician features, KPI reports, etc.)

•	Increased energy efficiency with energy consumption analysis, energy trending and benchmarking, and identification of energy waste with recommendations for improvement

•	Equipment optimization with predictive maintenance, equipment failure prediction to prevent catastrophic damage and breakage, and reduced expense of manual inspections and monitoring

Our technician application enables quick and pain-free sensor and gateway installation and activation with automatic integration with the Smart Buildings via the cloud.

Synchronoss Smart Buildings dashboards and visualizations offer a set of dashboards containing insights, trends and other meaningful metrics from each building system and integrated sensors (HVAC, Computer Room Air Conditioner, Air Handling Unit, Chiller, temperature and humidity sensors, etc.). Within the Smart Buildings portal, end-users are also able to:

•	Observe metric values in real time and near-real time

•	Go deeper into information being displayed using easy drill downs and filters

•	Ability to quickly create new dashboards on the fly

Our Smart Buildings solution’s monitoring and tracking capability allows the user to track KPI’s and know ahead of time if business objectives and goals are on target, for example, the ability to track actual energy consumption compared to an annual forecast.

Users can schedule and run weekly, monthly or quarterly diagnostic health checks of all systems to compare actual functionality against system expectations given equipment age and environmental conditions. Smart Buildings can also produce energy usage reports for month over month and year over year energy consumption analysis.

Alerts can be configured using threshold based, heuristic, or machine learning rules and can be set to notify users within the portal, through Email, SMS or a combination. Other alert capabilities include the ability to:

•	Customize escalations for alerts based on type and severity

•	Schedule alert windows (snoozing, only portal during non-business hours, etc.)

•	Acknowledge alerts remotely within Email or directly in the portal

Our Smart Buildings solution offers the ability to customize user access by hiding dashboards, metrics, data and limiting capabilities to meet business security needs and improve experience of users. Key users include:

Chief Financial Officers (“CFO”): Synchronoss Smart Buildings Platform is useful for CFO’s to gain complete visibility of total building costs, insights to reduce costs and optimize ROI and easy creation and access to automated, data-rich reports.

Facility Managers: Synchronoss Smart Buildings Platform gives Facility Managers full visibility to facility information such as total power consumption, building alarms, building settings and can generate customized reports to be shared with Finance and other departments.

Facility Engineers: Synchronoss Smart Buildings Platform gives Facility Engineers visibility into various problem points across the facility including alarms, etc. and provides recommendations for next best actions and the ability to update status for ongoing projects and developing situations.

Demand Drivers for Our Business

In today’s business landscape, ‘Digital Transformation’ is not new or novel anymore; it is a necessary way of doing business in a landscape where access to technology has become democratized and the effects of citizen developers can change entire industries overnight. Synchronoss is positioned to help global leaders stay ahead of ever-changing business dynamics in the TMT and IoT markets. The demand drivers for our business address the needs of enterprise to make effective use of emerging technology to grow their business in new ways, at new speeds and a new cost structure beyond previous business-as-usual (“BAU”) paradigms.

These needs underpin our platform, product and solution strategies to provide forward looking solutions to TMT and IoT providers to respond to new, high stakes business challenges. TMT providers need to digitally transform to increase and find new sources of revenue, reduce operational cost and complexity and improve the appeal of their products and services to better compete with new standards set by over-the-top (“OTT”) competitors.

Overall Trends in the TMT Market

•	Convergence: TMT companies are moving into different spaces (Entertainment, Content, etc.) to pursue new growth.

•	Digital Transformation: Customer experience is the key to revenue growth. From Amazon to Alibaba, companies look to digital technology to enhance experiences and cut cost at the same time.

•	Regulation: Public distrust in Big Tech is increasing global oversight and government policies to enforce data privacy and identity protection.

•	Disintermediation: Opportunity to provide growth-oriented, value-add services has shifted to OTT models.

Low Code

•
Just as Content Management Systems (“CMS”) forever changed web development, low code technology is changing the building and management of digital experiences. Low Code technology simplifies the creation and management of complex customers experiences with simple, easy to use, “drag and drop” interfaces that replace manual code and script writing. This enables more to be done with fewer resources and opens up customer experience creation and management to non-technical or “citizen” developers.

Messaging as an operating system

•
Starting with the advent of the Chinese OTT app, WeChat, messaging has evolved from email, to text, to chat, to a fully immersive interactive environment where consumers can interface with brands as easily as they do with each other. This has created a huge spike in developers for chat bots and other mini programs that exist within messaging apps. This trend has spread to Japan (Line) and the rest of the world (Facebook, WhatsApp, Snapchat). This all immersive messaging is consuming screen time at such a rate that each large messaging platform has the potential to become its own operating system.

Propagation of 5G Network

•
Perhaps the biggest growth driver of the next five years will be the advent of the 5G Network and the epoch change in business that comes with it. 5G tops out at 10 gigabits per second (“Gbps”). That means 5G is a hundred times faster than the current 4G technology-at its theoretical maximum speed. Perhaps the real value in 5G isn’t the speed but the low latency. The 5G Network was designed around enabling use cases in the IoT marketplace and this network will set the IoT market on its way. Smart Cities are expected to be a major driver and customer of the 5G networks. The amount of data traffic will likely grow faster than the number of connections because of the increase of deployment of video applications on M2M connections and the increased use of applications, such as telemedicine and smart car navigation systems, which require greater bandwidth and lower latency. Moreover, more people are moving into urban environments where IoT and Smart Cities are growing. By 2050, there is expected to be 7.5 billion people living in urban environments, equivalent to the entire world population today. Simply put, cities will be forced to get more efficient causing a greater need for IoT device, ecosystem, network and administrative solutions.

Growth Strategy

Our growth strategy is to establish our platforms as introduce disruptive technology to the TMT and IoT customers and pursue a leadership agenda in strategically select vertical segments of the digital transformation, cloud, advanced messaging and IoT solutions markets. We expect to scale our growth across our platforms and pursue logical extensions of new products and solutions into new markets as it makes sense. We plan to continue to focus our technology and development efforts around helping our customers create new revenue, optimize their cost and operations and innovate the experience of their end customer touch points.

Synchronoss’ technologies and business model create a mutual incentive relationship with our Enterprise customers. With the help of our products, platforms and solutions, we help our customers grow in revenue, margin, subscribers, etc. This growth fuels Synchronoss revenue and opens up new vertical opportunities to help our customers expand their growth with additional platforms and solution. The tenants of our growth strategy are:

•
Driving revenue and margin growth: Our platforms create new premium services for subscription, new monetization of existing channels and new experiences that overperform in sales and other revenue KPIs at lower costs and higher margins.

•
Creating new revenue streams: Our platforms and solutions help create entirely new revenue streams from existing or new channels and new forms of monetization that were not previously possible, driving recurring SaaS revenue growth.

•
Maximizing value for channel partners: Our platforms and solutions provide complementary and revenue enhancing technology and new distribution opportunities for channel partners in TMT and IoT markets creating high volume, low cost growth.

•
Maximizing and expanding our customer base: Our platforms and technologies provide multiple avenues to new growth for our existing customers and partners and give us entry into new customers in the TMT and IoT markets.

By expanding our product and market focus for white label services and back office solutions for Operators, MSOs and OEMs to Digital, IoT and Advanced Messaging solutions for the broader TMT market, we have increased the breadth and depth of opportunities for our technologies and significantly grown our potential customers base. With that comes an increased variety of potential Customer engagements in focused verticals markets, shortened sales cycles and higher overall visibility in the TMT/IoT marketplaces.

Growing Our Global Reach

We have invested significantly in our sales, marketing and operations to expand our historically North American presence and revenue weighting to a global presence especially in the EMEA and APAC markets. Similarly, with our digital platform, we are addressing the issues facing many large, global companies who struggle to create proficient and less costly service distribution across dozens of different countries and regions. This allows us to efficiently sell once and deploy many times inside extremely large companies while delivering impactful global solutions in record time.

Scaling our Partnerships

In 2019 we built a strong partner network around technology companies that have complimentary solutions, ready channels and a strategic overlap in their customers and prospects. This focus extends the scope of our functionality and appeal to new customers with partner technologies, greatly increase the reach of our sales and marketing - increasing the scale and sales velocity of our platforms, products and solutions at a fraction of the cost.

Transition from Licensing to Recurring

Healthy growth for Synchronoss is expected to be realized by the deliberate and systematic shift from perpetual license-based revenue to SaaS recurring revenue models. From a customer standpoint, this will allow us to focus and better serve high value relationships characterized by mutual commitment, collaboration on achieving customer KPIs from each deployment, shared success in transactions and other models. Building our growth model around recurring revenue enables increased predictability, stability and reliability of revenue, predictable cash flow, lower risk, and higher value focus in sales and marketing. Additionally, recurring revenue models help with managing expense and investment relative to the success of platform engagements.

Sales, Partnerships and Marketing

Sales

We sell our platforms, products and services through a direct sales force, our strategic partnerships and, collaboration with our customers to re-sell services to their end customers and subscribers. To date, we have concentrated our sales efforts on a range of select verticals of the TMT and IoT markets including telecommunications companies (CSPs, MSOs) OEMs, technology providers, media companies, government and multi-channel retailers both domestically and internationally. Typically, our sales process involves an initial consultative process that allows our customers to better assess the operating and capital expenditure benefits associated with an optimal activation, provisioning, and cloud-based content management architecture. Our sales teams are well trained in our platforms, products and services and well versed in market trends, demands and conditions that our current and potential customers are facing. This enables them to identify and qualify opportunities that are appropriate for our platforms deployments to benefit these customers. Following each sale, we assign account managers to provide ongoing support and to identify additional sales opportunities. We generate leads from contacts made through trade shows, seminars, conferences, events, analyst relationships, social media, market research, our Web site, customers, strategic partners and our ongoing public relations programs.

Partnerships

We have a dedicated partner outreach organization that functions in tandem with business development within Synchronoss. The Synchronoss Partnership program has three dedicated vectors of focus:

Go To Market/Channels: We are pursuing partnerships with technology companies who supply customers with solutions that complement the Synchronoss product and go to market strategy. These partnerships provide access to Synchronoss platforms, products and solutions create channels of distribution supported through the Synchronoss Channel Enablement Program. This portfolio of partners provide access to new sales funnels and scale to Synchronoss offerings.

Technology Augmentation: We are pursuing partnerships with technology companies with complementary IP in platforms, products and solutions. Synchronoss is pursuing partnerships with a two-way value-add in technologies that supply strategic functionality to our mutual customers. These partnerships can provide ready-made technologies that allow our platforms, products and solutions to participate in new markets without the investment in new technology.

System Integrators: We are pursuing partnerships with system integrators (“SI”) and consulting firms in order to expose our platforms, products and solutions to a wider range of customers and supply our SI partners with ready-made IP to fulfill on their custom solutions. These partnerships can provide SI’s with turnkey technologies to fulfill vertical lines of solutions in the TMT and IoT space and will formulate the basis of a formal Synchronoss Channel Enablement Program featuring toolkits, documentation, a dedicated extranet and other channel support.

Maintain Technology Leadership: We strive to continue to build upon our technology leadership by continuing to invest in research and development to increase the automation of processes and workflows and develop complementary product modules that leverage our platforms and competitive strengths, thus driving increased interest by making it more economical for customers to use us as a third-party solutions provider. In addition, we believe our close relationships with our Tier 1 customers can continue to provide us with valuable insights into the dynamics that are creating demand for next-generation solutions.

Leverage and Enforce our Intellectual Property: We have a significant repository of granted and filed patents and trademarks, and we expect to use this as a differentiator of our products and services in the marketplace.

Marketing

We focus our marketing efforts on increasing our direct sales pipeline, increasing adoption and revenue yield in our customers’ channels and selectively increasing the visibility of Synchronoss and its technologies within our target markets, investors, analysts and the technology trade press. We do this through the following practices and points of emphasis:

Growth Marketing
Our Growth Marketing team is the most cost-effective, influential and direct path to increased revenue for our Operator customers (and by revenue share, Synchronoss). Our Growth Marketing team collaborates with Operator product owners and channel marketers to create product and marketing strategies and campaigns; increasing subscriber awareness and adoption to our white-label Personal Cloud and Advanced Messaging products. We devise strategies based on bundles, channel mixes against targeted audience segments based on standing Operator adoption KPI’s for like services. Together we create business and pricing models that are designed to create an order of magnitude increase in revenue yield for the Operator. This shared incentive gives the Operator incentive to collaborate on new growth-oriented marketing strategies with full visibility to real time results allowing us to adjust channel mix, pricing and other variables real time to achieve higher quarter over quarter revenue growth results.

Account Based Marketing (“ABM”)
Our product marketing team works closely with our sales organizations to create custom offers that are digitally promoted to highly targeted prospects and account contacts in targeted verticals via email, text and social media. The campaigns use hand-selected third-party marketing technology platforms that locate new prospects and manage communications and response via automated functionality designed to maximize the ability of our direct sales force to manage multi-layered communications to hundreds of contacts within targeted verticals. Our campaigns are optimized to appeal to carefully scored and weighted ideal customer profiles (“ICP”) that define the organizations and individuals in that organization best pre-disposed to favorably receive our offer. Our campaigns and content are provided as tools for our direct sales force to interact efficiently with prospects and transition them into our existing pipeline management tools and practices. Each campaign is carefully monitored for increasing effectiveness of engagement and response key performance indicators and provide guidance for the ongoing optimization and refinement of sales driven communications and marketing content. Our ABM tech stack, playbook and sales aides are foundational and can be employed across any of our current and future sales and business development pipelines.

Public Relations
We generate visibility with joint customer and partner releases and announcements, the soliciting of earned media from prominent industry publishers, the release of thought leadership content and other owned media of interest to our target markets. Our team is active in preeminent technology and industry forums such as Cellular Telecommunications Industry Association (“CTIA”) and the Global System for Mobile Communications (“GSMA”). We participate regularly and invest heavily in our presence at major events, exhibiting and hosting strategic meetings, conducting product demonstrations, speak at keynotes, panels and other forums including the Consumer Electronics Show (“CES”), Mobile World Congress (“MWC”) in Europe, Asia and The United States, and are constantly evaluating our ability to participate in new events, forums and technology communities.

Product Marketing
Our marketing team creates sales materials including presentations, downloadable documents and various multimedia to support our direct sales model.

Social Media Marketing
Our team distributes updates, tweets and posts across a variety of social media on a company and select Synchronoss leaders.

Digital Marketing
Our team maintains our corporate web site and creates digital content to be used in ABM and other means of digital outreach. Additionally, we create targeted Search Engine Optimization (“SEO”) profiles for each product and monitor discovery and engagement KPIs, automated responses, campaign landing pages and inbound direct contact forms.

Partnership Marketing
Our team works closely with marketing resources from our strategic partners to create content, participate in joint campaigns, speaking engagements and use of marketing development funds.

Competition

Competition across our markets is incredibly diverse, dynamic and nuanced in an increasingly interconnected landscape of rapidly changing technologies, evolving industry standards, new product introductions and converging spaces and services.

The following categories of competitors feature prominently as viable alternatives to the different platforms we offer in the TMT and IoT markets. Our competitors spend significant resources on developing and marketing products and services - far more than Synchronoss is able to spend. To compete against global platform providers, we are compelled to maximize our natural advantages through the relationships we have with our customers and partners and the unique value we offer them: bottom line increase in revenue and margins.

Cloud Competitors

•
OTT Service & Platform Providers - Apple, Google, Dropbox, Box, Microsoft and Amazon all provide personal cloud services closely integrated to their respective technology or service platforms. Each cloud competitor pursues a similar formula towards different economic ends. In almost every case, the level of paid subscriber adoption is relatively low (less than 25%).

◦	Apple (iCloud) uses cloud to create continuity in the device experience and creates an incentive for Apple customers to remain on iPhones.

◦	Google (Google Photos) uses cloud to create engagement opportunities with personal content and harvests meta-data to create new monetization opportunities within its global network.

◦
Drop Box is largely platform independent and does pursue premium revenue. However, they mostly focus on super users who use the cloud for business and pay a much higher average revenue per user (“ARPU”) than any other cloud provider.

◦	Microsoft (One Drive) uses cloud to help drive the adoption of Office Online across a variety of platforms and devices

◦	Amazon (Photos) bundles its cloud into a prime membership and focuses on integration with Alexa

This formula of using cloud to reinforce an existing, dominant revenue stream creates a significant competitive opening for Synchronoss: OTT cloud service providers do not target Operators as their distribution channel and solicit customers at large leveraging captured audiences from their existing sales channels and service bundles. By offering a premium only model, we are able to create value for the lives of Operator subscribers that reinforce existing operator revenue strategies and give the Operator incentive to grow and maintain its paying base. This creates a distinct competitive advantage for Synchronoss to create an effective new revenue channel that offers clear value in daily use to millions of existing subscribers.

•
White Label Platform Providers - The field of platform-independent, white label personal cloud providers has consolidated in recent years with Funambol, One Drive and others competing for Operator distribution deals. However, these providers generally target second and third tier regional operators with low-risk, revenue share business models and do not generally pose a real threat to Tier 1 world-wide Operators.

Competitive Advantages for Synchronoss Cloud Platforms

Verizon Wireless’ illustrated these market dynamics in the creation of a multi-hundred-million-dollar revenue stream using a premium instantiation of Synchronoss’ personal cloud. The success of this premium-only offer validates that cloud trends are equally applicable to Operator subscribers as OTT subscribers. Synchronoss continues to provide the world’s largest white label cloud solution for Operators in which they can generate new services revenue (currently on a flat-to-declining trajectory globally) but can extend a branded relationship to an essential service, capture valuable data to provide better experiences and offer a level of security that has not been demonstrated by OTT competitors. As Verizon continues to over-achieve on its business KPIs, it illustrates a proven model for Operators world-wide to capitalize on service growth.

Messaging Competitors:

The emerging RCS marketplace is intensely competitive across the globe. Leading OTT device and OS platform providers, led by Google, Samsung along with prominent online platform providers such as Facebook, WhatsApp, Instagram, WeChat and LINE have created a radically new market for communication and monetization that is turning “messaging” into a new, virtual OS. By inventing new, innovative and immersive messaging experiences in China (WeChat) and Japan (LINE), global platform leaders and social networking giants have moved messaging initiatives to the forefront of their global strategies and platform innovation plans.

Competitive Advantages for Synchronoss Messaging Platforms

Due to our IP in advanced mobile messaging and strong Operator track record and heritage, Synchronoss is well-positioned to take part in the ground floor of the new messaging revenue growth. Synchronoss extended its Operator email contracts in Japan to arm them in their transition to an RCS messaging paradigm. We were selected to provide our RCS/RTC technology and platforms to the first Operator messaging cooperative in Japan, powering their Plus Message offering. Our white label Advanced Messaging Platform offers a comprehensive solution for Operators to take advantage of the onset of RCS messaging:

•
Operator Neutrality - Synchronoss has historically managed discrete confidential contracts between competitive Operators world-wide. This puts us in a unique position to play the role of “Switzerland” to Operators who are seeking to band together and create national messaging services to offset their collective loss to OTT Messaging Providers.

•
P2P Messaging: Synchronoss’ Advanced Messaging platform works with various Messaging as a Platform (MaaP) configurations across Operators and OEMs, providing key messaging management services for RCS capable handsets and clients.

•
A2P Commerce: Our Advanced Messaging platform supports native RCS, SMS and Client-driven RCS solutions providing maximum range across devices and operating systems, giving Operators maximum scale for commerce engagement.

•	Brand Ecosystem Management: Our Advanced Messaging platform provides an easy-to-use management portal for brands and Operators to connect commerce to subscribers.

•
Operator-Grade Scale and Security: Our track record with massive, secure Operator installations, meeting highly regulated SLA requirements put Synchronoss in a position to look after the interests of each individual Operator as well as collectives.

Digital Competitors

•	System Integrators - Accenture, Amdocs and others engage our customers in long term contracts for services focused on digital transformation.

•
CRM and BPM Providers - Major providers of CRM and other systems of record such as Salesforce, Pega Systems and Vlocity are engaging with our customers in engagements that emulate our Digital Experience Platform.

•	Internal IT- Our customers and IT developers and system administrators are engaged in products to upgrade existing systems that would conflict with our Digital Experience and IoT platforms.

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

•
Simple Systems Integration - Synchronoss DXP integrates into any back-office system APIs, extracting mission-critical data and work flows into its Journey Creator environment - using this data to fuel innovative customer experiences into existing channels. This eliminates the need for companies to “rip and replace” their existing systems in order to innovate, create new revenue and reduce costs.

•
Easy to Operate Tools - Synchronoss DXP is a low/no-code, object-oriented environment that centrally collects back office data and uses this data to create compelling, intelligent user experiences across various end channels. The drag-n-drop journey creation experience is a simple, intuitive way to allow IT developers to operate faster and create an environment easy enough for business analysts and channel owners to collaborate.

•
Cost Efficient creation of FAANG-like Experiences - Synchronoss DXP allows existing systems to support middleware that sits between the back office and channel user experiences to create a centralized command and control center to author user experiences across touch points. This allows companies to author and manage better, more innovative and more effective customer experiences with a fraction of the manpower necessary in a BAU environment. DXP is essential to check all the boxes of digital transformation: new revenue, innovative experiences and reduced costs.

IoT Competitors

IoT Platform and Solutions providers such as Honeywell, Siemens, GE are among just some of the large competitors in the IoT and Smart Buildings market.  Most focus on IoT solutions for their systems and equipment but may over time begin looking at aggregation solutions to provide complete building monitoring and management.

Competitive Advantages for Synchronoss IoT Platforms

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

As of December 31, 2019, we had 1,659 full-time employees located in India, North America, Europe and Asia Pacific regions. None of our employees are covered by any collective bargaining agreements.

Available Information

Our Web address is www.synchronoss.com. On this Web site, we post the following filings after they are electronically filed with or furnished to the SEC: Form 10-K, Form 10-Q, our current reports on Form 8-K, our proxy statement on Schedule 14A related to our annual stockholders’ meeting and any amendment to those reports or statements filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. All such filings are available on the Investor Relations portion of our Web site free of charge. The contents of our web site are not intended to be incorporated by reference into this Form 10-K or in any other report or document we file.

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

Risks Related to Our Business and Industry

The terms of our secured revolving credit facility require us to meet certain operating covenants and place restrictions on our operating and financial flexibility. If we raise additional capital through debt financing, the terms of any new debt could further restrict our ability to operate our business.

In October 2019, we entered into a revolving credit facility with Citizens Bank, N.A. that is secured by a lien covering substantially all of our assets, other than our existing real property. The revolving credit facility contains customary covenants that limit the ability of our company and our restricted subsidiaries to, among other things, (1) incur additional indebtedness, (2) pay dividends or make certain other restricted payments, (3) sell assets, (4) make certain investments, and (5) grant liens. These covenants are subject to exceptions and qualifications set forth in the credit agreement. The financial covenants set forth in the credit agreement include a maximum consolidated total leverage ratio and a minimum consolidated fixed charge coverage ratio, each of which will be tested at the end of each fiscal quarter. If we default under the terms of the revolving credit facility or any future debt facility, the lender may accelerate all of our repayment obligations and take control of our pledged assets, potentially requiring us to renegotiate our agreement on terms less favorable to us or to immediately cease operations. Further, if we are liquidated, the lender’s right to repayment would be senior to the rights of the holders of our common stock. The lender could declare a default upon the occurrence of any event that they interpret as a material adverse effect as defined under the loan agreement. Any declaration by the lender of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline. If we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.

Our business may not generate sufficient cash flows from operations or future borrowings from institutional creditors or from other sources which may not be available to us in amounts sufficient to enable us to fund our liquidity needs, including capital expenditure requirements.

We cannot guarantee that we will be able to generate sufficient revenue or obtain enough capital to fund our planned capital expenditures and execute on our business strategy. We may be more vulnerable to adverse economic conditions than our leveraged competitors and thus less able to withstand competitive pressures. A reduction in our ability to generate cash available for investment or debt repayment or to make improvements or respond to events that would enhance profitability may require us to delay, scale back or eliminate some or all of our activities which could have a material adverse effect on our business, results of operations and financial condition.

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

On February 15, 2018, in accordance with the terms of that certain Securities Purchase Agreement dated as of October 17, 2017 with Silver Private Holdings I, LLC (“Silver”), an affiliate of Siris Capital Group, LLC (“Siris”), we issued to Silver 185,000 shares of our newly issued “Series A Preferred Stock”, par value $0.0001 per share, with an initial liquidation preference of $1,000 per share, in exchange for $97.7 million in cash and the transfer from Silver to us of 5,994,667 shares of our common stock held by Silver. In connection with the issuance of the Series A Preferred Stock, we filed a Certificate of Designations with the State of Delaware setting forth the rights, preferences, privileges, qualifications, restrictions and limitations on the Series A Preferred Stock (the “Series A Certificate”). The holders of a majority of the Series A Preferred Stock, voting separately as a class, are entitled at each of our annual meetings of stockholders or at any special meeting called for the purpose of electing directors (or by written consent signed by the holders of a majority of the then-outstanding shares of Series A Preferred Stock in lieu of such a meeting): (i) to nominate and elect two members of our Board of Directors for so long as the Preferred Percentage (as defined in the Series A Certificate) is equal to or greater than 10%; and (ii) to nominate and elect one member of our Board of Directors for so long as the Preferred Percentage is equal to or greater than 5% but less than 10%.

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

The future success of our business depends upon the continued growth in demand for connected devices and business transactions on the Internet, and on our customers having high-speed access to the Internet, as well as the continued maintenance and development of the Internet infrastructure. While we believe the market for connected devices will continue to grow for the foreseeable future, we cannot accurately predict the extent to which demand for connected devices will increase, if at all, and the ability to attract consumers who have historically purchased wireless services and devices through traditional retail stores. If the demand for connected devices were to slow down or decline or the supply of connected devices to our customers is impacted for any reason, such as the novel coronavirus or other public health epidemics or concerns, our business and results of operations may be adversely affected. If for any reason the Internet does not remain a widespread communications medium and commercial platform, the demand for our services would be significantly reduced, which would harm our business, results of operations and financial condition.

To the extent the Internet continues to experience increased numbers of users, frequency of use or bandwidth requirements, the Internet may become congested and be unable to support the demands placed on it, and its performance or reliability may decline. Any future Internet outages or delays could adversely affect our business, results of operation and financial condition.

Our business growth would be impeded if the performance or perception of the Internet was harmed by security problems such as “viruses,” “worms” or other malicious programs, reliability issues arising from outages and damage to Internet infrastructure, delays in development or adoption of new standards and protocols to handle increased demands of Internet activity, increased costs, decreased accessibility and quality of service, or increased government regulation and taxation of Internet activity. The Internet has experienced, and is expected to continue to experience, significant user and traffic growth, which has, at times, caused user frustration with slow access and download times. If Internet activity grows faster than Internet infrastructure or if the Internet infrastructure is otherwise unable to support the demands placed on it, or if hosting capacity becomes scarce, the growth of our business and operating results may be adversely affected.
The novel coronavirus outbreak could impact our operations.

The ongoing coronavirus outbreak emanating from China at the beginning of 2020 has resulted in increased travel restrictions, the cancellation or rescheduling of trade shows and other events, and the extended shutdown of certain businesses. The spread of the novel coronavirus throughout the world may also create global economic uncertainty, which may cause partners, suppliers and potential customers to closely monitor their costs and reduce their spending budget. In addition, if the pandemic continues to spread, we may need to limit operations or implement limitations, including work from home policies. The extent to which the coronavirus impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus, the ultimate geographic spread of the coronavirus, the duration of the outbreak, travel restrictions imposed, business closures or business disruption, and the actions taken throughout the world, including in our markets, to contain the coronavirus or treat its impact. As a result our supply chain, financial condition, revenues, profitability and cash flows could be adversely affected.

Due to the global nature of our operations, political or economic changes or other factors in a specific country or region could harm our operating results and financial condition.

We conduct significant sales and customer support operations in countries around the world. As such, our growth depends in part on our increasing sales into emerging countries. We also depend on, and many of our customers depend on, non-U.S. operations of our contract manufacturers, component suppliers and distribution partners. Emerging countries in the aggregate experienced a decline in orders during fiscal 2019 and certain prior periods. We continue to assess the sustainability of any improvements in these countries and there can be no assurance that our investments in these countries will be successful. Our future results could be materially adversely affected by a variety of political, economic or other factors relating to our operations inside and outside the United States, including impacts from global central bank monetary policy; issues related to the political relationship between the United States and other countries that can affect the willingness of customers in those countries to purchase products from companies headquartered in the United States; the impact of the novel coronavirus or other public health epidemics or concerns on our customer’s component suppliers, and the challenging and inconsistent global macroeconomic environment, any or all of which could have a material adverse effect on our operating results and financial condition, including, among others, the following:

•	Foreign currency exchange rates;

•	Political or social unrest;

•
Economic instability or weakness or natural disasters in a specific country or region, including the current economic or health challenges in China and global economic ramifications of Chinese economic difficulties; or instability as a result of Brexit;

•
Environmental and trade protection measures and other legal and regulatory requirements, some of which may affect our ability to import our products, to export our products from, or sell our products in various countries;

•	Political considerations that affect service provider and government spending patterns;

•	Health or similar issues, such as a pandemic or epidemic, including the recent outbreak of a novel strain of coronavirus;

•	Difficulties in staffing and managing international operations; or

•	Adverse tax consequences, including imposition of withholding or other taxes on our global operations.

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

Our business could be affected by acts of war, terrorism, natural disasters and the widespread outbreak of infectious diseases. Current world tensions could escalate, and this could have unpredictable consequences on the world economy and on our business. The ongoing coronavirus outbreak emanating from China at the beginning of 2020 has resulted in increased travel restrictions, the cancellation or rescheduling of trade shows and other events, and the extended shutdown of certain businesses. The spread of the novel coronavirus throughout the world may also create global economic uncertainty, which may cause partners, suppliers and potential customers to closely monitor their costs and reduce their spending budget. In addition, if the pandemic continues to spread, we may need to limit operations or implement limitations, including work from home policies. These or any further political or governmental developments or health concerns in countries could result in social, economic and labor instability. If, as a result of such events, we experience a reduction in demand for our products, platforms or services, or the supply of products or components to our customers, our business, results of operations and financial condition may be materially and adversely affected.

Catastrophic events may disrupt our business.

A natural disaster, telecommunications failure, power outage, cybersecurity attack, war, terrorist attack, health epidemics or pandemics, or other catastrophic event could cause us to suffer system interruptions, reputational harm, delays in product development, lack of products provided to our customers, breaches of data security and loss of critical data. An event of this nature could also prevent us from fulfilling customer orders or maintaining certain service level requirements, particularly in respect of our SaaS and hosted offerings. While we have developed certain disaster recovery plans and maintain backup systems to reduce the potentially adverse effect of these types of events, a catastrophic event that results in the destruction or disruption of any of our data centers or our critical business or information technology systems could severely affect our ability to conduct normal business operations and, as a result, our business, operating results and financial condition could be adversely affected.
We may experience quarterly fluctuations in our operating results due to a number of factors which make our future results difficult to predict and could cause our operating results to fall below expectations or our guidance.
Our operating results may fluctuate due to a variety of factors, many of which are outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful. Our past results should not be relied on as an indication of our future performance. Non-GAAP financial measures should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. In addition, non-GAAP metrics we may disclose, such as EBITDA, and any corresponding trends in such metrics should not be relied on as an indication that our GAAP results, such as income (loss), will be similar or will follow the same trends. If our revenue or operating results fall below the expectations of investors or securities analysts or below any guidance we may provide to the market, the price of our common stock could decline substantially. Our operating results have varied in the past and are expected to continue to do so in the future.

If we fail to compete successfully with existing or new competitors, our business could be harmed.

If we fail to compete successfully with established or new competitors, it could have a material adverse effect on our results of operations and financial condition. The industries in which we operate are highly competitive and fragmented, and we expect competition to increase. We compete with independent providers of information systems and services and with the in-house departments of our OEMs and communications services companies’ customers. Rapid technological changes, such as advancements in software integration across multiple and incompatible systems, and economies of scale may make it more economical for CSPs, MSOs or OEMs to develop their own in-house processes and systems, which may render some of our products and services less valuable or, eventually, obsolete. Our competitors include firms that provide comprehensive information systems and managed services solutions, BYOD providers, systems integrators, clearinghouses and service bureaus. Many of our competitors have long operating histories, large customer bases, substantial financial, technical, sales, marketing and other resources and strong name recognition.

Current and potential competitors have established, and may establish in the future, cooperative relationships among themselves or with third parties to increase their ability to address the needs of our current or prospective customers. In addition, our competitors have acquired, and may continue to acquire in the future, companies that may enhance their market offerings. Accordingly, new competitors or alliances among competitors may emerge and rapidly acquire significant market share. As a result, our competitors may be able to adapt more quickly than us to new or emerging technologies and changes in customer requirements and may be able to devote greater resources to the promotion and sale of their products. These relationships and alliances may also result in transaction pricing pressure, which could result in large reductions in the selling prices of our products and services. Our competitors or our customers’ in-house solutions may also provide services at a lower cost, significantly increasing pricing pressure on us. We may not be able to offset the effects of this potential pricing pressure. Our failure to adapt to changing market conditions and to compete successfully with established or new competitors may have a material adverse effect on our results of operations and financial condition. In particular, a failure to offset competitive pressures brought about by competitors or in-house solutions developed by our customers could result in a substantial reduction in or the outright termination of our contracts with some of our customers, which would have a significant, negative and material impact on our business, results of operations and financial condition.

The markets in which we market and sell our products and services are highly competitive, and if we do not adapt to rapid technological change, we could lose customers or market share, which could adversely affect our ability to sustain or grow revenue.

The industries we serve are characterized by rapid technological change and frequent new service offerings and are highly competitive with respect to the need for innovation. Significant technological changes could make our technology and services obsolete, less marketable or less competitive. We must adapt to these rapidly changing markets by continually improving the features, functionality, reliability and responsiveness of our products and services, and by developing new features, services and applications to meet changing customer needs and further address the markets we serve. Our ability to take advantage of opportunities in the markets we serve may require us to invest in development and incur other expenses well in advance of our ability to generate revenues from these offerings or services. We may not be able to timely adapt to these challenges or respond successfully or in a cost-effective way. Our failure to do so would adversely affect our ability to compete and retain customers and/or market share and could adversely affect our ability to sustain or grow revenue. In addition, as we expand our service offerings, we may face competition from new and existing competitors. It is also possible that our customers could decide to create, invest in or collaborate in the creation of competitive products that might limit or reduce their need for our products, services and solutions. Further, we may experience delays in the development of one or more features of our offerings, which could materially reduce the potential benefits to us providing these services. In addition, our present or future service offerings may not satisfy the evolving needs of the industry in which we operate. If we are unable to anticipate or respond adequately to these evolving market needs, due to resource, technological or other constraints, our business and results of operations could be harmed. In addition, the arrival of new market entrants could reduce the demand for our services or cause us to reduce our pricing, resulting in a loss of revenue and adversely affecting our business, results of operations and financial condition. Also, the use of internal technologies, developed by our customers or their advisers, could reduce the demand for our services, result in pricing pressures or cause a reduction in our revenue. If we fail to manage these challenges adequately, our business, results of operations and financial condition could be adversely affected.

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

The telecommunications industry uses numerous and varied technologies, and large service providers often invest in several, and sometimes incompatible, technologies. The industry also demands frequent and, at times, significant technology upgrades. Furthermore, enhancing our services revenues requires that we develop and maintain leading tools. We will not have the resources to invest in all existing and potential technologies. As a result, we expect to concentrate our resources on those technologies that we believe have or will achieve substantial customer acceptance and in which we will have appropriate technical expertise. However, existing products often have short product life cycles characterized by declining prices over their lives. In addition, our choices for developing technologies may prove incorrect if customers do not adopt the products that we develop or if those technologies ultimately prove to be unviable. Our revenues and operating results will depend, to a significant extent, on our ability to maintain a product portfolio and service capability that is attractive to our current and future customers; to enhance our existing products; to continue to introduce new products successfully and on a timely basis; and to develop new or enhance existing tools for our services offerings.

The development of new technologies remains a significant risk to us, due to the efforts that we still need to make to achieve technological feasibility, due to rapidly changing customer markets; and due to significant competitive threats.

Our failure to bring these products to market in a timely manner could result in a loss of market share or a lost opportunity to capitalize on new markets for emerging technologies and could have a material adverse impact on our business, operating results and financial condition.

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

As Internet commerce continues to evolve, increasing regulation by federal, state, local and foreign governments become more likely. For example, in recent years, numerous federal, state, local and foreign laws regarding privacy and the collection, processing, storage, sharing, disclosure, use or protection of personal information and other data have been enacted. The scope of these laws is expanding, they are subject to differing interpretations and may be costly to comply with and may be inconsistent between countries and jurisdictions or conflict with other rules. Further, laws and regulations applying to the solicitation, collection, processing or use of personal or consumer information could affect our customers’ ability to use and share data, potentially reducing demand for our products and services. In addition, taxation of products and services provided over the Internet or other charges imposed by government agencies or by private organizations for accessing the Internet may also be imposed. Any regulation imposing greater fees for Internet use or restricting the exchange of information over the Internet could result in reduced growth or a decline in the use of the Internet and could diminish the viability of our Internet-based services, which could harm our business and operating results.

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

We may not currently or in the future appropriately leverage advances in technology to achieve or sustain a competitive advantage in products, services, information and processes. Our customers and users regularly adopt new technologies and industry standards continue to evolve. The introduction of products or services and the emergence of new industry standards can render our existing services obsolete and unmarketable in short periods of time. We expect others to continue to develop and introduce new and enhance existing products and services that will compete with our services. Our future success will depend, in part, on our ability to enhance our current services and to develop and introduce new services that keep pace with technological developments, emerging industry standards and the needs of our customers. We cannot assure that we will be successful in cost-effectively developing, marketing and selling new services or service enhancements that meet these changing demands on a timely basis, that we will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these services, or that our new service and service enhancements will adequately meet the demands of the marketplace and achieve market acceptance. We also cannot assure that the features that we believe will drive purchasing decisions will in fact be the features that our current or potential customers consider most significant.

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

Our top five customers accounted for 69.2% for the year ended December 31, 2019 compared to 69.0% for the year ended December 31, 2018. Of these customers, Verizon accounted for more than 10% of our revenues in 2019, 2018, and 2017. There are inherent risks whenever a large percentage of total revenues are concentrated with a limited number of customers.

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

We collect, process, store, disclose and use personal information and other data, and our actual or perceived failure to protect this information and data could damage our reputation and brand and harm our business and operating results.

We collect, process, store, disclose and use personal information and other data provided by our customers and their end users. We rely on encryption and authentication technology licensed from third parties to effectively secure transmission of this information.

There are numerous federal, state, local and foreign laws regarding privacy and the collection, processing, storage, sharing, disclosure, use or protection of personal information and other data. The scope of these laws is changing, they are subject to differing interpretations and they may be costly to comply with and may be inconsistent between countries and jurisdictions or conflict with other rules.

Numerous jurisdictions are currently considering, or have recently enacted, data protection legislation. For example, on June 28, 2018, California enacted the California Consumer Privacy Act of 2018, which we refer to as the California Privacy Act. The California Privacy Act, which took effect on January 1, 2020 but contains a “lookback” to January 1, 2019, imposes sweeping data protection obligations on many companies doing business in California and provides for substantial fines for non-compliance and, in some cases, a private right of action for consumers who are victims of data breaches involving their unencrypted personal information. As a result of the continuing uncertainty surrounding the manner of enforcement of the California Privacy Act and the rapidly approaching deadline for compliance, we may be required to modify our data processing practices and policies, products and consumer experience in a manner that materially negatively impacts our business, operating results, financial condition and prospects.

Legislation similar to the California Privacy Act has also passed in other states, including Colorado, Maine, Nevada and Utah. The potential effects of these states’ legislation are far-reaching and may require us to incur substantial costs and expenses in an effort to comply, and it is unclear whether, and if so how, the United States Congress will respond to these overlapping, state-by-state enactments.

We strive to monitor the changing regulatory environment and to address the new requirements of applicable laws and regulations and other mandatory obligations relating to privacy and data protection. However, it is possible that these obligations may be interpreted and applied in new ways or in a manner that is inconsistent from one jurisdiction to another, that they may conflict with other rules or our practices or that new regulations could be enacted. If we do not properly comply with privacy regulations and contractual obligations that require us to protect confidential information, or if we experience a security breach or network compromise, we could experience adverse consequences, including regulatory sanctions, penalties or fines, increased compliance costs, remedial costs such as providing credit monitoring or other services to affected customers, litigation and damage to our reputation, which in turn could result in decreased revenues and loss of customers, all of which would have a material adverse effect on our business, financial condition and results of operations.

In addition to the increasing technical and financial burdens they impose on our business, the rapid legislative and other legal developments in this field create considerable uncertainties and impose substantial compliance costs and challenges. Any failure or perceived failure by us to comply with our privacy policies, our privacy-related obligations to consumers or other third parties or our privacy-related legal obligations, including those imposed by the California Privacy Act and other state privacy laws, or any compromise of security that results in the unauthorized release or transfer of sensitive information, which may include personally identifiable information or other user data, may result in governmental enforcement actions, litigation or public statements against us by consumer advocacy groups or others. Any of these consequences could cause current or potential customers to lose trust in us, which could have a material adverse effect on our business and prospects. Additionally, if vendors, developers or other third parties that we work with violate applicable laws or our policies, such violations may also put customer or end user information at risk and could in turn harm our reputation, business and operating results.

Compliance with changing data protection and European privacy laws could require us to incur significant costs or experience significant business disruption and failure to comply could result in an adverse impact on our business.

We process personal data of individuals in connection with offering our solutions to customers and their end users in the European Union (“EU”) and we also process personal data about our and our affiliates’ employees in the EU.

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

Effective as of May 25, 2018, the Directive (and member states' implementations thereof) was replaced by the requirements of Regulation (EU) 2016/679, the GDPR. The GDPR re-defines what information is considered to be Personal Data and applies to any company established in the EU, as well as companies outside the EU that collect and use Personal Data in connection with offering goods or services to individuals in the EU or that monitor the behavior of EU residents (for example, through monitoring of online activities). The GDPR increases data protection obligations for data controllers and provides for direct obligations for data processors. The GDPR imposes specific and expanded disclosure obligations about how we may use Personal Data; limitations on how much information we can collect and for how long it can be retained; expanded contract requirements with our processors and sub-processors, as applicable, even for existing relationships; requirements regarding our accountability and transparency related to Personal Data; increased Data Subject rights, and mandatory data breach notification requirements. Given the breadth and depth of changes in these data protection and privacy obligations, our preparations to meet the GDPR's requirements required a significant expenditure of time and resources, including reviewing the technologies, systems and procedures that we currently use against the GDPR's requirements. Our preparations include as applicable: updating our Privacy Notices and Cookie Policy; updating our Data Protection Policy and Security Policy; providing data privacy training to all employees; and negotiating data protection agreements with our applicable customers and suppliers. We have worked with a third party to assist us in undertaking a data protection review, and implementing any remedial changes designed to ensure GDPR compliance.

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

Names, addresses, telephone numbers, credit card data and other personal identification information, (“PII”) are collected, processed and stored in our systems. Our treatment of this kind of information is subject to contractual restrictions and federal, state and foreign data privacy laws and regulations. We have implemented technical and organizational steps designed to protect against unauthorized access to such information and comply with these laws and regulations. Because of the inherent risks and complexities involved in protecting this information, the steps we have taken to protect PII may not be sufficient to prevent the misappropriation or improper disclosure of such PII. If misappropriation or disclosure of PII were to occur, our business could be harmed through reputational injury, litigation and possible damages claimed by the affected end customers, including in some cases costs related to customer notification and fraud monitoring, or potential fines from regulatory authorities. We may need to incur significant costs or modify our business practices and/or our services in order to comply with these data privacy and protection laws and regulations in the future. Even the mere perception of a security breach or inadvertent disclosure of PII could adversely affect our business and results of operations. In addition, third-party vendors that we engage to perform services for us may unintentionally release PII or otherwise fail to comply with applicable laws and regulations. Our insurance may not cover potential claims of this type or may not be adequate to cover all costs incurred in defense of potential claims or to indemnify us for all liability that may be imposed. Concerns about the security of online transactions and the privacy of PII could deter consumers from transacting business with us on the Internet. The occurrence of any of these events could have an adverse effect on our business, financial position, and results of operations.

Downgrades in our credit ratings may increase our future borrowing costs, limit our ability to raise capital, cause our stock price to decline or reduce analyst coverage, any of which could have a material adverse impact on our business.

Credit rating agencies review their ratings periodically and, therefore, the credit rating assigned to us by each of the rating agencies may be subject to revision at any time. Factors that can affect our credit ratings include changes in our operating performance, the economic environment, our financial position, conditions in and periods of disruption in any of our principal markets and changes in our business strategy. If weak financial market conditions or competitive dynamics cause any of these factors to deteriorate, we could see a reduction in our corporate credit rating. Since investors, analysts and financial institutions often rely on credit ratings to assess a company’s creditworthiness and risk profile, make investment decisions and establish threshold requirements for investment guidelines, our ability to raise capital, our access to external financing, our stock price and analyst coverage of our stock could be negatively impacted by a downgrade to our credit rating.

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

We rely on various systems and applications to support our internal operations, including our billing, financial reporting and customer contracting functions. The availability of these systems and applications is essential to us and delays, disruptions or performance problems may adversely impact our ability to accurately bill our customers, report financial information and conduct our business. Additionally, we may choose to replace or implement changes to these systems, including substituting traditional systems with cloud-based solutions, which could be time-consuming and expensive, and which could result in delays in the ongoing operational processes these software solutions support. Further, our cloud-based solutions may experience disruptions and outages that are beyond our control as we rely on third-party vendors to support these solutions and assure their continued availability. We have also acquired a number of companies, products, services and technologies over the last several years. While we make significant efforts to address any IT security issues with respect to our acquisitions, we may still inherit certain risks when we integrate these acquisitions. In addition, our business interruption insurance may be insufficient to compensate us for losses or liabilities that may occur. Any interruptions in our systems or services could damage our reputation and substantially harm our business and results of operations.

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

We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new products and enhancements to our platforms or acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional equity financing, our stockholders may experience significant dilution of their ownership interests and the per share value of our common stock could decline. In addition, the terms of any future issued equity securities could entitle the holders of those equity securities to rights, preferences and privileges superior to those of holders of our common stock. Furthermore, if we engage in debt financing, the holders of debt might have priority over the holders of common stock, and we may be required to accept terms that restrict our ability to incur additional indebtedness, including restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities. We may also be required to take other actions that would otherwise be in the interests of the debt holders and force us to maintain specified liquidity or other ratios, any of which could harm our business, results of operations, and financial condition. If we need additional capital and cannot raise it on acceptable terms, we may not be able to, among other things:

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

On December 22, 2017, President Trump signed into law the tax legislation commonly known as the "Tax Cuts and Jobs Act" (the “TCJA”) that significantly changes the U.S. Internal Revenue Code of 1986, as amended. Subsequent to TCJA, the U.S. Department of Treasury and Internal Revenue Service issued several complex proposed and final regulations, and related guidance, regarding provisions of the Tax Act.  However, several aspects of the legislation remain unclear and subject to interpretation.  While our current tax accounting is complete based on legislative updates relating to the U.S. TCJA, further interpretive guidance of the U.S TCJA's provisions could result in further adjustments that could have an impact on our future results of operations, cash flows or financial positions. Furthermore, states continue to issue guidance and enact legislation in response to the Tax Act, all of which could have an impact on our income tax expense, assets and liabilities.

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

The decline in the market price of our securities and the restatement of our previously issued financial results has resulted in private litigation that if results in judgments against us could have a material adverse impact on our results of operations and financial condition.

We are subject to stockholder derivative litigation relating to certain of our previous public disclosures and may result in additional litigation. For additional discussion of this litigation, see Item 3. “Legal Proceedings” contained in this Form 10-K. Our management has been and may be required in the future to devote significant time and attention to this litigation, and this and any additional matters that arise could have a material adverse impact on our results of operations and financial condition as well as on our reputation. While we cannot estimate our potential exposure in these matters at this time, we have already incurred significant expense defending this litigation and expect to continue to need to incur significant expense in the defense. The existence of any litigation may have an adverse effect on our reputation with referral sources and our customers themselves, which could have an adverse effect on our results of operations and financial condition.

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

Other than the payment of dividends, either in-kind or in cash, on our Series A Preferred Stock in accordance with the Series A Certificate, we have not paid dividends on any of our classes of capital stock and we currently intend to retain our future earnings, if any, to fund the development and growth of our business, other than the payment of any dividends on our Series A Preferred Stock in accordance with the Series A Certificate. In addition, the terms of our current credit agreement and any future indebtedness that we may incur could preclude us from paying dividends. As a result, capital appreciation, if any, of our common stock will be a shareholder’s sole source of gain for the foreseeable future. Consequently, in the foreseeable future, a shareholder will likely only experience a gain from an investment in our common stock if the price of our common stock increases.

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

•	require that directors only be removed from office for cause;

•	provide that vacancies on the board of directors, including newly created directorships, may be filled only by a majority vote of directors then in office;

•	limit who may call special meetings of stockholders;

•	prohibit stockholder action by written consent, requiring all actions to be taken at a meeting of the stockholders; and

•	establish advance notice requirements for nominating candidates for election to the board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS
None.

ITEM 2.  PROPERTIES

We lease approximately 120,000 square feet of office space for our corporate headquarters in Bridgewater, New Jersey. We also lease approximately 38,000 square feet of office space in Phoenix, Arizona and 100,000 square foot facility in Bangalore,

India. In addition to the above office space, we lease offices in certain countries including Australia, Bulgaria, France, Ireland, Germany, England, Italy and Japan and in various states in the United States including Colorado and Virginia. Lease terms for our locations expire in the years between 2020 and 2029. We believe that the facilities we now lease are sufficient to meet our needs through at least the next twelve months. However, we may require additional office space after that time or if our current business plans change.

ITEM 3.  LEGAL PROCEEDINGS

For a discussion of our material pending legal proceedings that could impact our results of operations, financial condition or cash flows see Note 19. Legal Matters included in Part II, Item 8. “Notes to Consolidated Financial Statements” of this Annual Report on Form 10-K.

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

As of December 31, 2019, our common stock was traded and listed on The Nasdaq Global Select Market under the symbol “SNCR.”
As of December 31, 2019, there were approximately 53 named holders of record of our common stock as according to our transfer agent. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by banks, brokers and other nominees. On December 31, 2019, the last reported sale price of our common stock as reported on The Nasdaq Global Select Market was $4.75 per share.

Dividend Policy

Common Stock

We have never declared or paid cash dividends on our common equity. We do not anticipate paying any cash dividends in the foreseeable future. Any future determination to declare cash dividends will be made at the discretion of our Board of Directors and will depend on our financial condition, results of operations, capital requirements, general business conditions and other factors that our Board of Directors may deem relevant. In addition, our ability to pay dividends is currently restricted by the terms of our Certificate of Designations of Series A Convertible Participating Perpetual Preferred Stock and our credit agreement with Citizens Bank, N.A. entered into in October 2019.

Preferred Stock

On February 15, 2018, the Company issued to Silver Private Holdings I, LLC (“Silver”), an affiliate of Siris Capital Group, LLC (“Siris”) 185,000 shares of our newly issued Series A Preferred Stock, par value $0.0001 per share. Under the Series A Certificate, the holders of the Series A Preferred Stock are entitled to receive, on each share of Series A Preferred Stock on a quarterly basis, an amount equal to the dividend rate of 14.5% divided by four and multiplied by the then-applicable Liquidation Preference (as defined in the Series A Certificate) per share of Series A Preferred Stock (collectively, the “Preferred Dividends”). The Preferred Dividends are due on January 1, April 1, July 1 and October 1 of each year (each, a “Series A Dividend Payment Date”). The Company may choose to pay the Preferred Dividends in cash or in additional shares of Series A Preferred Stock. In the event we do not declare and pay a dividend in-kind or in cash on any Series A Dividend Payment Date, the unpaid amount of the Preferred Dividend will be added to the Liquidation Preference.

The Company declared and paid the following Preferred Dividends during the first three quarters and declared the following Preferred Dividends in the fourth quarter of fiscal year 2019:
•First Quarter - 7,075 shares of preferred dividends in the form of shares of Series A Preferred Stock
•Second Quarter - 7,332 shares of preferred dividends in the form of shares of Series A Preferred Stock

•Third Quarter - 7,598 shares of preferred dividends in the form of shares of Series A Preferred Stock
•Fourth Quarter - declared 7,873 shares of preferred dividends payable on January 1, 2020

As of December 31, 2019, there were 217,186 shares of Series A Preferred Stock outstanding, including the 195,181 shares of Series A Preferred Stock outstanding as of December 31, 2018 and the issuance of 22,005 shares of Series A Preferred Stock as Preferred Dividends during the year ended December 31, 2019.

Stock Performance Graph

The graph set forth below compares the cumulative total stockholder return on our common stock between December 31, 2014 and December 31, 2019, with the cumulative total return of (i) the Nasdaq Computer Index and (ii) the Nasdaq Composite Index, over the same period. This graph assumes the investment of $100 on December 31, 2014 in our common stock, the Nasdaq Computer Index and the Nasdaq Composite Index, and assumes the reinvestment of dividends, if any. The graph assumes the initial value of our common stock on December 31, 2014 was the closing sales price of $41.86 per share.

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

	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19
Synchronoss Technologies, Inc.	$100	$84	$91	$21	$15	$11
Nasdaq Composite Index	$100	$106	$114	$146	$140	$189
Nasdaq Computer Index	$100	$106	$119	$166	$159	$240

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

	Year Ended December 31,
	2019	2018	2017	2016	2015

	(In thousands, except per share data)
Statements of Operations Data:
Net revenues	$308,749	$325,839	$402,361	$426,294	$372,561
Loss from continuing operations	(107,788)	(164,276)	(129,602)	(122,604)	(37,113)
Net loss from continuing operations	(103,467)	(245,280)	(194,224)	(93,869)	(37,782)
Net loss attributable to noncontrolling interests	1,126	(8,837)	(9,291)	(15,203)	(628)
Net loss from continuing operations attributable to Synchronoss	(136,727)	(262,036)	(184,933)	(78,666)	(37,154)
Basic:
Continuing operations*	$(3.36)	$(6.51)	$(4.14)	$(1.81)	$(0.88)
Diluted:
Continuing operations*	$(3.36)	$(6.51)	$(4.14)	$(1.81)	$(0.88)
Weighted average common shares outstanding:
Basic	40,694	40,277	44,669	43,551	42,284
Diluted	40,694	40,277	44,669	43,551	42,284
________________________________

*	Excludes Net loss attributable to redeemable noncontrolling interests and Preferred stock dividend

	As of December 31,
	2019	2018	2017	2016	2015

	(In thousands)
Balance Sheet Data:
Cash, cash equivalents, restricted cash and marketable securities	$39,012	$144,748	$249,236	$226,913	$233,864
Working capital	(10,499)	50,690	178,493	186,488	265,975
Total assets	532,023	703,255	965,411	1,054,351	931,562
Contingent consideration obligation - long term	—	—	—	—	930
Lease financing obligation - long-term	—	9,494	11,183	12,450	13,391
Long-term convertible debt, net of debt issuance costs	—	—	227,704	226,291	224,878
Redeemable noncontrolling interest	12,500	12,500	25,280	25,280	25,280
Total stockholders’ equity	76,077	188,909	463,587	529,797	505,323

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

Revenues

We generate most of our revenues on a per transaction or subscription basis, which is derived from contracts that extend up to 60 months from execution.

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

The Company’s top five customers accounted for 69.2%, 69.0% and 73.0% of net revenues for the years ended December 31, 2019, 2018 and 2017, respectively. Contracts with these customers typically run for three to five years. Of these customers, Verizon accounted for more than 10% of the Company’s revenues in 2019, 2018, and 2017. The loss of Verizon as a customer would have a material negative impact on our company. However, we believe that the costs incurred and subscriber disruption by Verizon to replace Synchronoss’ solutions would be substantial.

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

To support our growth, which we expect to be driven by these favorable industry trends mentioned above, we will leverage modular components from our existing software platforms to build new products. We believe that these opportunities will continue to provide future benefits and position us for future revenue growth. We are also making investments in research and development of new products designed to enable us to grow rapidly in the mobile wireless market. Our purchase of capital assets and equipment may also increase based on aggressive deployment, subscriber growth and promotional offers for free or bundled storage by our major Tier 1 carrier customers.

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

Discussion of the Consolidated Statements of Operations

The following table presents an overview of our results of operations for the years ended December 31, 2019, 2018 and 2017 (in thousands).

	Twelve Months Ended December 31,			2019 vs 2018	2018 vs 2017
	2019	2018	2017	$ Change	$ Change
Net revenues	$308,749	$325,839	$402,361	$(17,090)	$(76,522)
Cost of revenues*	150,407	158,802	181,453	(8,395)	(22,651)
Research and development	75,568	79,172	90,850	(3,604)	(11,678)
Selling, general and administrative	112,771	122,112	154,037	(9,341)	(31,925)
Restructuring charges	755	12,375	10,739	(11,620)	1,636
Depreciation and amortization	77,036	117,654	94,884	(40,618)	22,770
Total costs and expenses	416,537	490,115	531,963	(73,578)	(41,848)
Loss from continuing operations	$(107,788)	$(164,276)	$(129,602)	$56,488	$(34,674)
________________________________

*	Cost of revenues excludes depreciation and amortization which are shown separately.

Net revenues decreased $17.1 million to $308.7 million for the year ended December 31, 2019, compared to the same period in 2018. The overall change is due to:

•
a $0.1 million increase in Cloud revenues due to a decrease in transaction revenue of $3.4 million offset by an increase in subscription revenue of $2.8 million and an increase in professional services revenue of $0.7 million.

•
a $45.6 million decrease in Digital Transformation revenues is primarily driven by changes to the STIN business that led the Company to conclude that its collection of certain STIN receivables is no longer probable. In accordance with ASC 842, the portion of revenue that is no longer deemed collectible is reversed in the current period against revenue. Accordingly, the Company determined a contingency reserve is required, which was included as a reduction of revenue. The year over year change to STIN revenue was in excess of $34.6 million. The remaining change is primarily driven by a decline in business activity.

•
an increase in Messaging revenue of $28.4 million primarily due to a growth in advanced messaging in North America as well as the continued delivery of an advanced messaging solution to a customer in the Japanese market.

Net revenues decreased $76.5 million to $325.8 million for the year ended December 31, 2018, compared to the same period in 2017. The overall change is due to:

•	a $68.7 million decrease in Cloud revenues due to:

◦	a change in the business model from a freemium pricing model to an active premium pricing model, resulting in a $63.7 million decrease;

◦	a $11.0 million reduction from a decline in business volume related to decisions to sunset certain non-strategic cloud customers; and

◦	a $6.0 million increase as a result of the adoption of Topic 606.

•	a $17.7 million decrease in Digital Transformation revenues due to:

◦	a decrease in transaction revenue of $9.3 million resulting from a decline in business volume of $8.3 million and the divestiture of the SpeechCycle business of $1.0 million;

◦	a decrease in subscription revenue of $20.3 million resulting from a decline in business volume;

◦	a decrease in professional services revenue of $6.0 million;

◦	a decrease in license revenue of $3.0 million; and

◦	a $20.9 million increase as a result of the adoption of Topic 606.

•
an increase in Messaging revenue of $9.9 million primarily due to the delivery of an advanced messaging solution to a customer in the Japanese market, an uptick in business volume in our core messaging business and the adoption of Topic 606.

Cost of revenues decreased $8.4 million to $150.4 million for the year ended December 31, 2019, compared to the same period in 2018. The 2019 decrease was primarily due to cost savings initiatives implemented in 2018 and continuing into 2019. These initiatives resulted in a decrease in cost of revenues driven mainly by data center consolidation and operating expense savings.

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

Research and development expense decreased $3.6 million to $75.6 million for the year ended December 31, 2019, compared to the same period in 2018. The decrease in 2019 is primarily due to the realization of our strategic efforts to reduce costs and refocus our resources on key strategic priorities. These efforts resulted in decreased personnel related costs including stock-based compensation expense.

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

Selling, general and administrative expense decreased $9.3 million to $112.8 million for the year ended December 31, 2019, compared to the same period in 2018. The 2019 decrease was primarily due to a net reduction in professional services and outside consulting fees incurred and lower telecommunication and facility costs offset by a right of use asset impairment of $6.3 million.

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

Restructuring charges were $0.8 million, $12.4 million and $10.7 million for the years ended December 31, 2019, 2018 and 2017 respectively, which primarily related to employment termination costs as a result of the work-force reduction and facility consolidation plans initiated in connection with acquisition and divestiture activities. In the prior year, we commenced separate plans designed to reduce operating costs and align our resources with our key strategic priorities. Material cash outlays for restructuring typically occur in the quarter in which the plan is initiated or in the subsequent quarter.

Depreciation and amortization expense decreased $40.6 million to $77.0 million for the year ended December 31, 2019, compared to the same period in 2018. The 2019 decrease was primarily attributable to the expiration of amortizable acquired assets, a reduction in capital expenditures, and the one-time Zentry, LLC (“Zentry”) impairment charge in 2018. These changes were partially offset by the increased amortization of capitalized software.

Depreciation and amortization expense increased $22.8 million to $117.7 million for the year ended December 31, 2018, compared to the same period in 2017. The 2018 increase was primarily attributable to our decision to sunset certain product offerings related to the Company’s consolidated joint venture Zentry that resulted in (i) $11.0 million write down of the intangible assets and (ii) $9.1 million write down of goodwill. The remaining increase was primarily attributable to the expiration of amortizable acquired assets, offset by the increased amortization of capitalized software.

Interest income was $1.3 million for the year ended December 31, 2019, compared to $7.8 million for the same period in 2018. The 2019 decrease was primarily due to 2018 interest earned on a paid-in-kind purchase money note (the “PIK Note”), which the Company began deferring effective July 1, 2018 related to PIK Note.

Interest income was $7.8 million for the year ended December 31, 2018 compared to $12.5 million for the same period in 2017. The 2018 decrease was primarily due to lower interest earned on a paid-in-kind purchase money note (the “PIK Note”) issued to the Company by Sequential Technology Holdings LLC balance compared to the respective prior year period. The Company began deferring interest income effective July 1, 2018 related to PIK Note.

Interest expense was $1.4 million for the year ended December 31, 2019, compared to $4.9 million for the same period in 2018. The 2019 decrease was primarily due to a decrease in our borrowings outstanding in 2019 after repayments of 2019 Notes and new lease standard (Topic 842) implementation for interest expense presentation which is now reflected in operating expense effective first quarter of 2019.

Interest expense was $4.9 million for the year ended December 31, 2018, compared to $55.8 million for the same period in 2017. The 2018 decrease was primarily due to a decrease in our borrowings outstanding in 2018 after the termination of our $900 million senior secured term loan (the “2017 Term Facility”) in the fourth quarter of 2017.

Other expense, net was $7.4 million for the year ended December 31, 2019, compared to $74.9 million the same period in 2018. The change was primarily due to the $84.3 million write down of the PIK note in 2018, partially offset by $5.5 million in income from the sale of intangible assets in 2019.

Other expense was $74.9 million for the year ended December 31, 2018, compared to $17.7 million for the same period in 2017. The 2018 increase was primarily due to the $84.3 million write down of the PIK note, and other net income of $4.5 million in legal settlements and $3.8 million from the remeasurement of a mandatorily redeemable financial instrument, which expired in the first quarter.

Equity method investment loss changed $27.0 million to a loss of $1.6 million for the year ended December 31, 2019, compared to a loss of $28.6 million for the same period in 2018. All equity method investment income (loss) are the result of our 30% equity interest in STIN and vary based on the financial results of the investment company during the respective reporting period.

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

Income tax. The Company recognized approximately $2.2 million in related income tax provision and $17.9 million in related income tax benefit during the year ended December 31, 2019 and 2018, respectively. The effective tax rate was approximately (2.1)% for the year ended December 31, 2019, which was lower than the U.S. federal statutory rate primarily due to pre-tax losses in jurisdictions where full valuation allowances have been recorded and in zero tax rate jurisdictions and permanent differences associated with U.S. Base Erosion and Anti Abuse Tax elections and by certain foreign jurisdictions projecting current income tax expense. The Company’s effective tax rate was approximately 6.8% for the year ended December 31, 2018, which was lower than the U.S. federal statutory rate primarily due to the valuation allowance recorded in the fourth quarter of 2017 and the tax benefits recorded discretely in the third quarter of 2018 from the expiration of the statute of limitations for uncertain tax positions.

Liquidity and Capital Resources

As of December 31, 2019, our principal sources of liquidity have been cash provided by operations and proceeds from divestitures. Our cash, cash equivalents, marketable securities and restricted cash balance was $39.0 million at December 31, 2019. We anticipate that our principal uses of cash, cash equivalents, and marketable securities will be to fund the expansion of our business through both organic growth and the expansion of our customer base. Uses of cash will also include facility and technology expansion, significant integration, capital expenditures, and working capital.

At December 31, 2019, our non-U.S. subsidiaries held approximately $7.2 million of cash and cash equivalents that are available for use by all of our operations around the world. At this time, we believe the funds held by all non-U.S. subsidiaries will be permanently reinvested outside of the U.S. However, if these funds were repatriated to the U.S. or used for U.S. operations, certain amounts could be subject to U.S. tax for the incremental amount in excess of the foreign tax paid. Due to the timing and circumstances of repatriation of these earnings, if any, it is not practical to determine the unrecognized deferred tax liability related to the amount.

We believe that our existing cash, cash equivalents, marketable securities, credit facility, and our ability to manage working capital and expected positive cash flows generated from operations in combination with continued expense reductions will be sufficient to fund our operations for the next twelve months from the date of filing based on our current business plans. Our liquidity plans are subject to a number of risks and uncertainties, including those described in the "Forward-Looking Statements" section of this MD&A and Part I, Item 1A. “Risk Factors”, some of which are outside of our control.

Convertible Senior Notes

The Company paid off the remaining carrying amount of the convertible senior notes on August 15, 2019. For further details, see Note 10. Debt of the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

2019 Credit Agreement

On October 4, 2019, the Company entered into a Credit Agreement with Citizens Bank, N.A., for a $10.0 million Revolving Credit Facility. Borrowings under the Revolving Credit Facility bear interest at a rate equal to, at the Company’s option, either (1) the arithmetic average of the LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period (one, three or six months (or 12 months if agreed to by all applicable Lenders)) as selected by the Company relevant to such borrowing plus the applicable margin, or (2) a base rate determined by reference to the greatest of the federal funds rate plus 0.50%, the prime commercial lending rate as determined by the Agent, and the daily LIBOR rate plus 1.00%, in each case plus an applicable margin and subject to a floor of 0.00%. In addition, on a quarterly basis, the Company is required to pay each lender under the Revolving Credit Facility a 0.2% commitment fee in respect of commitments under the Revolving Credit Facility, which may be subject to adjustment based on the Company’s total leverage ratio. The outstanding balance under the Revolving Credit Facility as of December 31, 2019 is zero.

Share Repurchase Program

There were no share repurchases in 2019.

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

On and after the fifth anniversary of February 15, 2018, holders of shares of Series A Preferred Stock have the right to cause the Company to redeem each share of Series A Preferred Stock for cash in an amount equal to the sum of the current liquidation preference and any accrued dividends. Each share of Series A Preferred Stock is also redeemable at the option of the holder upon the occurrence of a “Fundamental Change” (as that term is defined in the Series A Certificate) at a specified premium (“Liquidation Value”). In addition, the Company is also permitted to redeem all outstanding shares of the Series A Preferred Stock at any time (i) within the first 30 months of the date of issuance for the sum of the then-applicable Liquidation Preference, accrued but unpaid dividends and a make whole amount (known as “Redemption Value”) and (ii) following the 30-month anniversary of the date of issuance for the sum of the then-applicable Liquidation Preference and the accrued but unpaid dividends. As of December 31, 2019, the Liquidation Value and Redemption Value of the Preferred Shares was $243.1 million.

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

Discussion of Cash Flows

A summary of net cash flows follows (in thousands):

	Twelve Months Ended December 31,			Change	Change
	2019	2018	2017	2019 vs 2018	2018 vs 2017
Net cash provided by (used in):
Operating activities	$32,583	$(31,369)	$(18,248)	$63,952	$(13,121)
Investing activities	19,377	(67,282)	98,245	86,659	(165,527)
Financing activities	(121,257)	(35,885)	(35,664)	(85,372)	(221)

Our primary source of cash is receipts from revenue. The primary uses of cash are personnel and related costs, telecommunications and facility costs related primarily to our cost of revenue and general operating expenses including professional service fees, consulting fees, building and equipment maintenance and marketing expense.

Cash flows from operating activities for the year ended December 31, 2019 was a $32.6 million of cash provided by operating activities, as compared to $31.4 million of cash used for operating activities for the same period in 2018. The increase of cash provided by operating activities of $64.0 million was primarily due to favorable changes in cash earnings of $16.1 million, a $20.7 million tax refund and a favorable change in working capital of $27.1 million.

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

Cash flows from investing activities for the year ended December 31, 2019 was $19.4 million of cash provided by investing activities, as compared to $67.3 million in cash used for investing activities during the same period in 2018. The 2019 cash provided from investing activities was driven by the sale of marketable securities offset by our continued investment in capitalized software. The increased spend in 2018 was due primarily to purchase marketable securities and fund the honeybee acquisition.

Cash flows from investing activities for the year ended December 31, 2018 was a use of cash of $67.3 million, as compared to $98.2 million in cash provided by investing activities during the same period in 2017. The decrease of $165.5 million in cash in investing activities was due primarily to (i) cash provided by the divestiture of Intralinks and SpeechCycle in 2017 and (ii) cash used for purchases of marketable securities and the acquisition of Honeybee in 2018.

Cash flows from financing activities for the year ended December 31, 2019 was $121.3 million use of cash, as compared to $35.9 million of cash used by financing activities for the same period in 2018. The cash used for financing activities was mainly attributable to the repayment of the convertible debt in August 2019. The 2019 increase in cash used for financing of $85.4 million was primarily driven by the $86.2 million of proceeds for the issuance of preferred stock in 2018.

Cash flows from financing activities for year ended December 31, 2018 was $35.9 million, as compared to $35.7 million of cash used by financing activities for the same period in 2017. The cash used by financing for 2018 was primarily driven by the $113.7 million partial repayment of the convertible debt offset by $86.2 million of proceeds for the issuance of preferred stock.

Effect of Inflation

Although inflation generally affects us by increasing our cost of labor and equipment, we do not believe that inflation has had any material effect on our results of operations during 2019, 2018 and 2017. We do not expect the current rate of inflation to have a material impact on our business.

Contractual Obligations
Our contractual obligations consist of contingent consideration, operating leases or long-term agreements for office space, automobiles, office equipment and colocation services and contractual commitments under third-party hosting, software licenses and maintenance agreements. The following table summarizes our long‑term contractual obligations as of December 31, 2019 (in thousands).

	Payments Due by Period
	Total	2020	2021-2023	2024-2025	Thereafter
Operating lease obligations	$93,075	$13,639	$35,302	$19,806	$24,328
Purchase obligations*	30,977	25,275	5,702	—	—
Total	$124,052	$38,914	$41,004	$19,806	$24,328
_______________________________

*	Amount represents obligations associated with colocation agreements and other customer delivery related purchase obligations.

Uncertain Tax Positions

Unrecognized tax positions are $3.3 million at December 31, 2019. We are not able to reasonably estimate when we would make any cash payments required to settle these liabilities, but we do not believe that the ultimate settlement of our obligations will materially affect our liquidity. We do not expect that the balance of unrecognized tax benefits will significantly increase or decrease over the next twelve months.

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

During the year ended December 31, 2019, the Company made significant changes in its accounting policies over leases, to align with the adoption of Topic 842. These updates are described in detail in Note 2. Summary of Significant Accounting Policies. Aside from the adoption of Topic 842, there were no significant changes in our critical accounting policies and estimates discussed in our Form 10-K during the year ended December 31, 2019.

Revenue Recognition and Deferred Revenue

The Company’s accounting policies over revenue recognition are described below and in detail in Note 2. Summary of Significant Accounting Policies.

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

Stock-Based Compensation

As of December 31, 2019, we maintain eight stock-based compensation plans. We utilize the Black-Scholes pricing model to determine the fair value of stock options on the dates of grant. Restricted stock awards are measured based on the fair market values of the underlying stock on the dates of grant. We recognize stock-based compensation over the requisite service period with an offsetting credit to additional paid-in capital.

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

Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Expected volatility was calculated based on our historical information of our stock. The average expected life was determined using historical stock option exercise activity. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant. We have never declared or paid cash dividends on our common equity and do not anticipate paying any cash dividends in the foreseeable future. Forfeitures are accounted for as they occur.

Income Taxes

On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act (“TCJA”). The TCJA made changes to the corporate tax rate, business-related deductions and taxation of foreign earnings, among others, that are generally be effective for taxable years after December 31, 2017. While our accounting for the recorded impact of the TCJA is deemed to be complete as of December 31, 2019, these amounts are based on prevailing regulations and currently available information, and any additional guidance issued by the Internal Revenue Service (IRS) could impact our recorded amounts in future periods. In 2019, the impact of the TCJA was minor due to the losses incurred and the valuation allowance position.

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

While we believe we have identified all reasonably identifiable exposures and that the reserve we have established for identifiable exposures is appropriate under the circumstances, it is possible that additional exposures exist and that exposures may be settled at amounts different than the amounts reserved. It is also possible that changes in facts and circumstances could cause us to either materially increase or reduce the carrying amount of our tax reserves. In general, tax returns for the year 2016 and thereafter are subject to future examination by tax authorities.

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

Business Combinations

We account for business combinations in accordance with the acquisition method. The acquisition method of accounting requires that assets acquired, and liabilities assumed and any noncontrolling interest in the acquiree (if any), be recorded at their fair values on the date of a business acquisition. Our consolidated financial statements and results of operations reflect an acquired business from the completion date of the transaction.

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

Investments in Affiliates and Other Entities

In the normal course of business, we enter into various types of investment arrangements, each having unique terms and conditions. These investments may include equity interests held by us in business entities, including general or limited partnerships, contractual ventures, or other forms of equity participation. Management determines whether such investments involve a variable interest entity (“VIE”) based on the characteristics of the subject entity. If the entity is determined to be a VIE, then management determines if we are the primary beneficiary of the entity and whether consolidation of the VIE is required. The primary beneficiary consolidating the VIE must normally have both (i) the power to direct the activities of a VIE that most significantly affect the VIE’s economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE, in either case that could potentially be significant to the VIE. When we are deemed to be the primary beneficiary, the VIE is consolidated and the other party’s equity interest in the VIE is accounted for as a noncontrolling interest.

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

For our 2019 impairment tests, the Company identified one reporting unit, Core. The Company performed a quantitative impairment assessment, as of October 1, 2019, for the Core reporting unit. The amounts below represent the results of our quantitative assessment.

We use the average of our fair values for purposes of our comparison between carrying value and fair value for the quantitative impairment test. The table below depicts the methods employed, assumptions used and percentage fair value in excess of carrying value.

				2019 Impairment Test
Reporting Unit	Discount Rate	Growth rate range	Terminal Growth Rate	Goodwill	Fair Value Exceeds Carrying Value by	Fair Value method
Core	14.0%	2.0 - 18.0%	2.0%	$220,367	72.0%	Income Approach, Market Approach

The 2019 fair value of the reporting unit was estimated using a combination of the income approach, which incorporates the use of the discounted cash flow method, and the market approach, which incorporates the use of earnings and revenue multiples based on market data. We generally applied an equal weighting to the income and market approaches for our analysis when both are applied.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of December 31, 2019 and December 31, 2018 that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

The primary objective of our investment activities is to preserve our capital for the purpose of funding operations, while at the same time maximizing the income, we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and short- and long-term investments in a variety of securities, which could include commercial paper, money market funds and corporate and government debt securities. Our cash, cash equivalents and marketable securities at December 31, 2019 and December 31, 2018 were invested in liquid money market accounts, certificates of deposit and government securities. All market-risk sensitive instruments were entered into for non-trading purposes.

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

Interest Rate Risk

We are exposed to the risk of interest rate fluctuations on the interest income earned on our cash and cash equivalents, and our revolving credit facility. A hypothetical 100 basis point movement in interest rates applicable to our cash and cash equivalents outstanding at December 31, 2019 would increase interest income by approximately $0.4 million on an annual basis. Borrowings under the revolving credit facility bear interest at a rate equal to, at our option, either (1) the arithmetic average of the LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period (one, three or six months (or 12 months if agreed to by all applicable Lenders)) as selected by us relevant to such borrowing plus the applicable margin, or (2) a base rate determined by reference to the greatest of the federal funds rate plus 0.50%, the prime commercial lending rate as determined by the Agent, and the daily LIBOR rate plus 1.00%, in each case plus an applicable margin and subject to a floor of 0.00%. We did not have any borrowings outstanding under the revolving credit facility as of December 31, 2019.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Synchronoss Technologies, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Synchronoss Technologies, Inc. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 16, 2020 expressed an unqualified opinion thereon.

Adoption of ASU No. 2014-09
As discussed in Note 2 to the consolidated financial statements, on January 1, 2018 the Company changed its method of accounting for recognizing revenue in 2018 to the adoption of Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), and the amendments in ASUs 2015-14, 2016-08, 2016-10 and 2016-12.

Adoption of ASU No. 2016-02
As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases and associated amendments (Topic 842) using the modified retrospective method.

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
Iselin, New Jersey
March 16, 2020

SYNCHRONOSS TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS (In thousands, except per share data)

	December 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$38,990	$103,771
Restricted cash	11	6,089
Marketable securities, current	11	28,230
Accounts receivable, net of allowances for bad debt of $1,864 and $4,599 at December 31, 2019 and December 31, 2018, respectively*	65,863	102,798
Prepaid expenses	33,230	45,058
Other current assets	4,792	8,508
Total current assets	142,897	294,454
Marketable securities, non-current	—	6,658
Property and equipment, net	26,525	67,937
Operating lease right-of-use assets	53,965	—
Goodwill	222,969	224,899
Intangible assets, net	77,613	98,706
Other assets	8,054	8,982
Equity method investment	—	1,619
Total assets	$532,023	$703,255

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,551	$13,576
Accrued expenses	65,987	59,545
Deferred revenues, current	65,858	57,101
Short-term convertible debt, net of debt issuance costs	—	113,542
Total current liabilities	153,396	243,764
Lease financing obligation	—	9,494
Operating lease liabilities, non-current	60,976	—
Deferred tax liabilities	1,679	1,347
Deferred revenues, non-current	21,941	59,841
Other non-current liabilities	4,589	10,797
Redeemable noncontrolling interest	12,500	12,500
Commitments and contingencies
Series A Convertible Participating Perpetual Preferred Stock, $0.0001 par value; 10,000 shares authorized; 217 shares issued and outstanding at December 31, 2019	200,865	176,603
Stockholders’ equity:
Common stock, $0.0001 par value; 100,000 shares authorized, 51,704 and 49,836 shares issued; 44,542 and 42,674 outstanding at December 31, 2019 and December 31, 2018, respectively	5	5
Treasury stock, at cost (7,162 and 7,162 shares at December 31, 2019 and December 31, 2018, respectively)	(82,087)	(82,087)
Additional paid-in capital	525,739	534,673
Accumulated other comprehensive loss	(33,261)	(30,383)
Accumulated deficit	(334,319)	(233,299)
Total stockholders’ equity	76,077	188,909
Total liabilities and stockholders’ equity	$532,023	$703,255
_______________________________

*	See Note 5. Investments in Affiliates and Related Transactions for related party transactions reflected in this account.

See accompanying notes to consolidated financial statements.

SYNCHRONOSS TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Twelve Months Ended December 31,
	2019	2018	2017

Net revenues	$308,749	$325,839	$402,361
Costs and expenses:
Cost of revenues*	150,407	158,802	181,453
Research and development	75,568	79,172	90,850
Selling, general and administrative	112,771	122,112	154,037
Restructuring charges	755	12,375	10,739
Depreciation and amortization	77,036	117,654	94,884
Total costs and expenses	416,537	490,115	531,963
Loss from continuing operations	(107,788)	(164,276)	(129,602)
Interest income	1,258	7,770	12,502
Interest expense	(1,355)	(4,911)	(55,771)
Gain (loss) on extinguishment of debt	822	1,760	(29,413)
Other Income (expense), net	7,389	(74,917)	(17,678)
Equity method investment loss	(1,619)	(28,600)	(9,125)
Loss from continuing operations, before taxes	(101,293)	(263,174)	(229,087)
Benefit (provision) for income taxes	(2,174)	17,894	34,863
Net loss from continuing operations	(103,467)	(245,280)	(194,224)
Net income from discontinued operations, net of tax**	—	18,288	75,495
Net loss	(103,467)	(226,992)	(118,729)
Net (income) loss attributable to redeemable noncontrolling interests	(1,126)	8,837	9,291
Preferred stock dividend	(32,134)	(25,593)	—
Net loss attributable to Synchronoss	$(136,727)	$(243,748)	$(109,438)
Earnings per share
Basic:
Continuing operations	$(3.36)	$(6.51)	$(4.14)
Discontinued operations**	—	0.46	1.69
	$(3.36)	$(6.05)	$(2.45)
Diluted:
Continuing operations	$(3.36)	$(6.51)	$(4.14)
Discontinued operations**	—	0.46	1.69
	$(3.36)	$(6.05)	$(2.45)
Weighted-average common shares outstanding:
Basic	40,694	40,277	44,669
Diluted	40,694	40,277	44,669
________________________________

*	Cost of revenues excludes depreciation and amortization which are shown separately.

**	See Note 3. Acquisitions and Divestitures for transactions classified as discontinued operations

See accompanying notes to consolidated financial statements.

SYNCHRONOSS TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)

	Twelve Months Ended December 31,
	2019	2018	2017
Net loss	$(103,467)	$(226,992)	$(118,729)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(1,768)	(6,152)	17,027
Unrealized loss on available for sale securities	(710)	(37)	18
Net loss on intra-entity foreign currency transactions	(400)	(821)	1,932
Total other comprehensive income (loss)	(2,878)	(7,010)	18,977
Comprehensive loss	(106,345)	(234,002)	(99,752)
Comprehensive (income) loss attributable to redeemable noncontrolling interests	(1,126)	8,837	9,291
Comprehensive loss attributable to Synchronoss	$(107,471)	$(225,165)	$(90,461)

See accompanying notes to consolidated financial statements.

SYNCHRONOSS TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Treasury Stock		Additional	Accumulative Other		Total
	Shares	Amount	Shares	Amount	Paid-In Capital	Comprehensive Income (Loss)	Accumulated deficit	Stockholders' Equity
Balance at December 31, 2016	50,388	$5	(5,096)	$(106,631)	$571,153	$(42,350)	$107,620	$529,797
Cumulative effect of adjustment to retained earnings (ASU Adoption)	—	—	—	—	—	—	(3,196)	(3,196)
Stock based compensation	—	—	—	—	28,446	—	—	28,446
Issuance of restricted stock	1,565	—	—	—		—	—	—
Issuance of common stock on exercise of options	104	—	—	—	2,460	—	—	2,460
ESPP compensation	—	—	—	—	495	—	—	495
Sale of treasury stock in connection with an employee stock purchase plan	—	—	36	1,047		—	—	1,047
Shares withheld for taxes in connection with issuance of restricted stock	(29)	—	—	—	(442)	—	—	(442)
Fair value of awards assumed on acquisition	—	—	—	—	4,701	—	—	4,701
Other	—	—	—	—	31	—		31
Adjustments to redemption value of noncontrolling interest	—	—	—	—	(9,291)	—	—	(9,291)
Net loss attributable to Synchronoss	—	—	—	—	—	—	(109,438)	(109,438)
Total other comprehensive income (loss)	—	—	—	—		18,977	—	18,977
Balance at December 31, 2017	52,028	$5	(5,060)	$(105,584)	$597,553	$(23,373)	$(5,014)	$463,587

	Common Stock		Treasury Stock		Additional	Accumulative Other		Total
	Shares	Amount	Shares	Amount	Paid-In Capital	Comprehensive Income (Loss)	Accumulated deficit	Stockholders' Equity
Balance at December 31, 2017	52,028	$5	(5,060)	$(105,584)	$597,553	$(23,373)	$(5,014)	$463,587
Stock based compensation	—	—	—	—	27,201	—	—	27,201
Issuance of restricted stock	1,707	—	—	—	—	—	—	—
Preferred stock dividends	—	—	—	—	(24,331)	—	—	(24,331)
Amortization of preferred stock issuance costs	—	—	—	—	(1,262)	—	—	(1,262)
Retirement of treasury stock	(3,893)	—	3,893	68,327	(68,327)	—	—	—
Shares withheld for taxes in connection with issuance of restricted stock	(6)	—	—	—	(76)	—	—	(76)
Treasury shares received in connection with PIPE Purchase Agreement	—	—	(5,995)	(44,830)	—	—	—	(44,830)
Net loss attributable to Synchronoss	—	—	—	—	—	—	(218,155)	(218,155)
Non-controlling interest	—	—	—	—	3,943	—	—	3,943
Total other comprehensive loss	—	—	—	—	—	(7,059)	—	(7,059)
ASC 606 revenue recognition implementation impact	—	—	—	—	—	49	(10,130)	(10,081)
Other	—	—	—	—	(28)	—	—	(28)
Balance at December 31, 2018	49,836	$5	(7,162)	$(82,087)	$534,673	$(30,383)	$(233,299)	$188,909

	Common Stock		Treasury Stock		Additional	Accumulative Other		Total
	Shares	Amount	Shares	Amount	Paid-In Capital	Comprehensive Income (Loss)	Accumulated deficit	Stockholders' Equity
Balance at December 31, 2018	49,836	$5	(7,162)	$(82,087)	$534,673	$(30,383)	$(233,299)	$188,909
Stock based compensation	—	—	—	—	22,050	—	—	22,050
Issuance of restricted stock	1,863	—	—	—	—	—	—	—
Preferred stock dividends declared	—	—	—	—	(29,877)	—	—	(29,877)
Amortization of preferred stock issuance costs	—	—	—		(2,257)			(2,257)
Issuance of common stock on exercise of options	7	—	—	—	39	—	—	39
Shares withheld for taxes in connection with issuance of restricted stock	(2)	—	—	—	(15)	—	—	(15)
ASC 842 Lease implementation Adjustments	—	—	—	—	—	—	3,574	3,574
Net loss attributable to Synchronoss	—	—	—	—	—	—	(104,593)	(104,593)
Non-controlling interest	—	—	—	—	1,126	—	—	1,126
Total other comprehensive income (loss)	—	—	—	—	—	(2,878)	—	(2,878)
Other	—	—	—	—	—	—	(1)	(1)
Balance at December 31, 2019	51,704	$5	(7,162)	$(82,087)	$525,739	$(33,261)	$(334,319)	$76,077

See accompanying notes to consolidated financial statements.

SYNCHRONOSS TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)

	Twelve Months Ended December 31,
	2019	2018	2017
Operating activities:
Net loss continuing operations	$(103,467)	$(245,280)	$(194,224)
Net loss from discontinued operations	—	—	75,495
Gain (loss) on Sale of discontinued operations, net of tax	—	18,288	(122,842)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	77,037	97,092	93,924
Goodwill impairment	—	9,100	—
Impairment of long-lived assets and capitalized software	—	11,462	960
Change in fair value of financial instruments	(163)	(3,849)	4,367
Amortization of debt issuance costs	285	1,294	12,771
(Gain) loss on extinguishment of debt	(822)	(1,760)	29,413
Accrued PIK interest	—	(7,037)	(12,090)
Allowance for loan losses	—	84,314	14,562
Loss (earnings) from Equity method investments	1,619	28,600	9,125
(Gain) loss on Disposals of fixed assets	15	277	(4,947)
Discontinued operations non-cash and working capital adjustments*	—	—	48,647
(Gain) loss on Disposals of intangible assets	(5,429)	—	—
Amortization of bond premium	(34)	107	244
Deferred income taxes	357	(12,350)	19,243
Non-cash interest on leased facility	—		1,203
Stock-based compensation	22,287	27,604	22,495
Contingent consideration obligation	—	—	(2,711)
Cumulative adjustment to STI receivable	26,044	—
ROU Asset Impairment	6,268	—
Changes in operating assets and liabilities:
Accounts receivable, net of allowance for doubtful accounts	10,891	(21,521)	29,283
Prepaid expenses and other current assets	18,209	(5,315)	(5,513)
Other assets	1,710	973	3,237
Accounts payable	8,879	6,846	(9,098)
Accrued expenses	2,115	(18,068)	(4,949)
Other liabilities	(4,362)	(4,675)	(3,337)
Deferred revenues	(28,856)	2,529	(23,506)
Net cash provided by (used in) operating activities	32,583	(31,369)	(18,248)

Investing activities:
Purchases of fixed assets	(8,183)	(11,656)	(12,151)
Purchases of intangible assets and capitalized software	(13,008)	(14,372)	(9,119)
Proceeds from the sale of intangibles	5,429	—	—
Proceeds from the sale of Speechcycle	—	—	13,500
Purchases of marketable securities available for sale	(51,745)	(36,789)	(219)
Maturity of marketable securities available for sale	86,884	4,865	12,371
Proceeds from the sale of discontinued operations	—	—	928,171
Equity investment	—	404	608
Investing activities in discontinued operations*	—	—	(13,721)
Investment in note receivable	—	—	(6,187)
Business acquired, net of cash	—	(9,734)	(815,008)
Net cash provided by (used in) investing activities	19,377	(67,282)	98,245

Financing activities:
Share-based compensation-related proceeds, net of taxes paid on withholding shares	39	—	2,584
Taxes paid on withholding shares	(15)	—	(442)
Payments on contingent consideration	—	—	(122)
Debt issuance costs related to the Credit Facility	—	—	(3,692)
Debt issuance costs related to long-term debt	—	—	(19,887)
Debt amendment costs related to long-term debt	—	—	(16,776)
Proceeds from issuance of convertible notes	—	—	900,000
Retirement of Convertible Senior Notes & related costs	(113,006)	(113,696)	—
Repayment of long-term debt	—	—	(900,000)
Borrowings on revolving line of credit	2,000	—
Repayment of revolving line of credit	(2,000)	—	(29,000)
Excess tax benefits from stock option exercises	—	—	17
Proceeds from the sale of treasury stock in connection with an employee stock purchase plan	—	—	1,047
Proceeds from issuance of preferred stock	—	86,220	—
Preferred dividend payment	(7,075)	(7,075)	—
Proceeds from mandatorily redeemable financial instruments	—	—	33,592
Payments on capital obligations	(1,200)	(1,334)	(2,985)
Net cash used in financing activities	(121,257)	(35,885)	(35,664)
Effect of exchange rate changes on cash	(1,562)	(1,729)	(9,641)
Net decrease in cash and cash equivalents	(70,859)	(136,265)	34,692
Cash and cash equivalents, beginning of period	109,860	246,125	211,433
Cash and cash equivalents, end of period	$39,001	$109,860	$246,125

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$3,598	$22,549	$7,612
Cash refund for income taxes	$20,733	$—	$—
Cash paid for interest	$666	$3,258	$55,957

Supplemental disclosures of non-cash investing and financing activities:
Paid in kind dividends on Series A Convertible Participating Perpetual Preferred Stock	$22,005	$7,075	$—
Issuance of common stock in connection with Intralinks acquisition	$—	$—	$4,700

Cash and cash equivalents per Consolidated Balance Sheets	$38,990	$103,771	$156,299
Restricted cash	$11	$6,089	$89,826
Total cash, cash equivalents and restricted cash	$39,001	$109,860	$246,125
_______________________________

*	See Note 5. Investments in Affiliates and Related Transactions for related party transactions reflected in this account.
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

Service Level Standards

Pursuant to certain contracts, the Company is subject to service level standards and to corresponding penalties for failure to meet those standards. All performance-related penalties are reflected as a corresponding reduction of the Company’s revenues. These penalties, if applicable, are recorded in the month incurred and were insignificant for the years ended December 31, 2019, 2018 and 2017, respectively.

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

The unamortized software development costs and amortization expense were as follows:

	Year ended December 31,
	2019	2018	2017
Unamortized software development costs	$22,240	$17,490	$11,695
Software development amortization expense	8,258	8,123	3,178

The Company recognized impairment charges to its capitalized software intangible assets, of nil, $0.5 million and $1.0 million for the years ended December 31, 2019, 2018 and 2017, respectively. The Company includes these impairments within the depreciation and amortization in its Consolidated Statements of Operations.

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

The Company’s top five customers accounted for 69.2%, 69.0% and 73.0% of net revenues for the years ended December 31, 2019, 2018 and 2017, respectively. Contracts with these customers typically run for three to five years. Of these customers, Verizon accounted for more than 10% of the Company’s revenues in 2019, 2018, and 2017.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less at the date of acquisition to be cash equivalents.

Restricted Cash

Restricted cash includes amounts related to various deposits, escrows and other cash collateral that are restricted by contractual obligation. As of December 31, 2019, the restricted cash amounts were primarily attributed to cash held in transit, and operating cash held by the Company’s consolidated joint venture Zentry, LLC (“Zentry”), which cannot be used to fulfill the obligations of the Company as a whole.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Accounts Receivable

Accounts receivable include current notes, amounts billed to customers, claims, and unbilled revenue, which consists of amounts recognized as sales but not yet billed. Substantially all amounts of unbilled receivables are expected to be billed and collected in the subsequent year. The Company had unbilled receivable balances of $5.1 million and $4.5 million as of December 31, 2019 and 2018, respectively.

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

Business Combinations

The Company accounts for business combinations in accordance with the acquisition method. The acquisition method of accounting requires that assets acquired, liabilities assumed and any noncontrolling interest in the acquiree (if any), be recorded at their fair values on the date of a business acquisition. The Company’s consolidated financial statements and results of operations reflect an acquired business from the completion date of the transaction.

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

The Company recorded a nil, $9.1 million and nil impairment charge on the Zentry joint venture for the years ended December 31, 2019, 2018 and 2017, respectively. For further details, see Note 7. Goodwill and Intangibles.

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

While the Company believes it has identified all reasonably identifiable exposures and that the reserve it has established for identifiable exposures is appropriate under the circumstances, it is possible that additional exposures exist and that exposures may be settled at amounts different than the amounts reserved. It is also possible that changes in facts and circumstances could cause it to either materially increase or reduce the carrying amount of tax reserves. In general, tax returns for the year 2016 and thereafter are subject to future examination by tax authorities.

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
Update 2019-12 - Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes
The ASU removes the exception to the general principles in ASC 740, Income Taxes, associated with the incremental approach for intra-period tax allocation, accounting for basis differences when there are ownership changes in foreign investments and interim-period income tax accounting for year-to-date losses that exceed anticipated losses. In addition, the ASU improves the application of income tax related guidance and simplifies U.S. GAAP when accounting for franchise taxes that are partially based on income, transactions with government resulting in a step-up in tax basis goodwill, separate financial statements of legal entities not subject to tax, and enacted changes in tax laws in interim periods. Different transition approaches, retrospective, modified retrospective, or prospective, will apply to each income tax simplification provision.
The Company is still evaluating these changes and does not anticipate any material impact on the Company’s consolidated financial position or results of operations upon adoption.
Date of adoption: January 1, 2021.

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

Gains or losses resulting from transactions denominated in foreign currencies are included in other income or expense, within the Consolidated Statements of Operations and were as follows:

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

	Twelve Months Ended December 31,
	2019	2018	2017
Net gain (loss) on foreign currency translations	$31	$(478)	$(4,952)

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

Stock-Based Compensation

As of December 31, 2019, the Company maintains eight stock-based compensation plans.

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
The adoption of this standard did not have a material effect on the Company’s consolidated financial statements.
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
The adoption of this standard did not have a material effect on the Company’s consolidated financial statements.
Date of adoption: January 1, 2019.

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

	Twelve Months Ended December 31, 2019				Twelve Months Ended December 31, 2018
	Cloud	Digital	Messaging	Total	Cloud	Digital	Messaging	Total
Geography
Americas	$155,076	$46,765	$30,342	$232,183	$153,649	$86,422	$9,603	$249,674
APAC	—	3,658	45,403	49,061	—	5,954	35,397	41,351
EMEA	7,620	3,379	16,506	27,505	8,921	7,018	18,875	34,814
Total	$162,696	$53,802	$92,251	$308,749	$162,570	$99,394	$63,875	$325,839

Service Line
Professional Services	$14,939	$16,576	$30,923	$62,438	$14,232	$18,383	$11,539	$44,154
Transaction Services	5,606	6,690	—	12,296	9,025	9,706	—	18,731
Subscription Services	141,941	27,577	37,785	207,303	139,100	67,623	33,071	239,794
License	210	2,959	23,543	26,712	213	3,682	19,265	23,160
Total	$162,696	$53,802	$92,251	$308,749	$162,570	$99,394	$63,875	$325,839

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

*
During the period, changes to the STIN business led the Company to conclude that its collection of certain STIN receivables is no longer probable. The Company has updated its collectability assessment in accordance with ASC 842 and concluded that a contingency reserve is required, which included a reduction of digital revenue in America in the amount $26.0 million. For further details, see Note 5. Investments in Affiliates and Related Transactions of the Notes to Consolidated Financial Statements of this Form 10-K.

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

A contract asset is a right to consideration that is conditional upon factors other than the passage of time. For example, the Company would record a contract asset if its records revenue on a professional services engagement but are not entitled to bill until the Company achieves specified milestones. Contract asset balance at December 31, 2019 is $5.3 million.

Amounts collected in advance of services being provided are accounted for as contract liabilities, which are presented as deferred revenue on the accompanying balance sheet and are realized with the associated revenue recognized under the contract. Nearly all of the Company's contract liabilities balance is related to services revenue, primarily subscription services contracts.

The Company’s contract assets and liabilities are reported in a net position on a customer basis at the end of each reporting period.

Significant changes in the contract liabilities balance (current and noncurrent) during the period are as follows (in thousands):

Contract Liabilities*
Balance - January 1, 2019	$116,942
Revenue recognized in the period	(295,817)
Amounts billed but not recognized as revenue	266,674
Balance - December 31, 2019	$87,799
________________________________

*	Comprised of Deferred Revenue

Revenues recognized during the year ended December 31, 2019 for performance obligations satisfied or partially satisfied in previous periods were immaterial.

Contract acquisition costs

In connection with the adoption of Topic 606 and the related cost accounting guidance under Accounting Standards Codification (“ASC”) 340, the Company is required to capitalize certain contract acquisition costs consisting primarily of commissions and bonuses paid when contracts are signed. The Company adopted Topic 606 on January 1, 2018 and capitalized $0.7 million in contract acquisition costs related to contracts that were not completed. For contracts that have a duration of less than one year, the Company follows a Topic 606 practical expedient and expenses these costs over the estimated customer life, because it does not pay commissions upon renewals that are commensurate with the initial contract. During the year ended December 31, 2019, the amount of amortization was $0.2 million and there was no impairment loss in relation to costs capitalized.

Contract Fulfillment Costs

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Under ASC 340-40, the Company evaluates whether or not it should capitalize the costs of fulfilling a contract. Such costs would be capitalized when they are not within the scope of other standards and: (1) are directly related to a contract; (2) generate or enhance resources that will be used to satisfy performance obligations; and (3) are expected to be recovered. As of December 31, 2019, the Company had $5.1 million of capitalized contract fulfillment costs.

Transaction price allocated to the remaining performance obligations

Topic 606 requires that the Company disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of December 31, 2019. The Company has elected not to disclose transaction price allocated to remaining performance obligations for:

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

Many of the Company’s performance obligations meet one or more of these exemptions. Specifically, the Company has excluded the following from the Company’s remaining performance obligations, all of which will be resolved in the period in which amounts are known:
•consideration for future transactions, above any contractual minimums
•consideration for success-based transactions contingent on third-party data
•credits for failure to meet future service level requirements

As of December 31, 2019, the aggregate amount of transaction price allocated to remaining performance obligations, other than those meeting the exclusion criteria above, was $215.2 million, of which approximately 87.5% is expected to be recognized as revenues within 2 years, and the remainder thereafter.

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

For finance leases, amortization expense and interest expense are recognized separately in the Consolidated Statements of Operations, with amortization expense generally recorded on a straight-line basis and interest expense recorded using the effective interest method. For operating leases, a single lease cost is generally recognized in the Consolidated Statements of Operations on a straight-line basis over the lease term. Lease costs for short-term leases not recognized in the Consolidated Balance Sheets are recognized in the Consolidated Statements of Operations on a straight-line basis over the lease term. Variable lease costs not initially included in the lease liability and ROU asset impairment charges are expensed as incurred.

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

The adoption of ASC 842 did not have a material effect on the Company's Loss from continuing operations or Net loss, or the related per-share amounts, during the year ended December 31, 2019.

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
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Revenues by geography are based on the billing addresses of the Company’s customers. The following tables set forth revenues and property and equipment, net by geographic area:

	Year Ended December 31,
	2019	2018	2017
Revenues:
Domestic	$232,183	$249,674	$334,970
Foreign	76,566	76,165	67,391
Total	$308,749	$325,839	$402,361

	Year Ended December 31,
	2019	2018
Property and equipment, net:
Domestic	$19,278	$59,054
Foreign	7,247	8,883
Total	$26,525	$67,937

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

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Total acquisition-related costs recognized during the year ended December 31, 2019, 2018, and 2017 including transaction costs such as legal, accounting, valuation and other professional services, were nil, $0.1 million and $13.0 million, respectively, and are included in selling, general and administrative expense in the Consolidated Statements of Operations.

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

The following is a summary of assets, liabilities and redeemable noncontrolling interests and their related classifications under the fair value hierarchy:

	December 31, 2019
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Cash, cash equivalents and restricted cash (1)	$39,001	$39,001	$—	$—
Marketable securities-short term (2)	11	—	11	—
Marketable securities-long term (2)	—	—	—	—
Total assets	$39,012	$39,001	$11	$—
Liabilities
Total liabilities	$—	$—	$—	$—
Temporary equity
Redeemable noncontrolling interests (3)	$12,500	$—	$—	$12,500
Total temporary equity	$12,500	$—	$—	$12,500

	December 31, 2018
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Cash, cash equivalents and restricted cash (1)	$109,860	$109,860	$—	$—
Marketable securities-short term (2)	28,230	—	28,230	—
Marketable securities-long term (2)	6,658	—	6,658	—
Total assets	$144,748	$109,860	$34,888	$—
Liabilities
Total liabilities	$—	$—	$—	$—
Temporary Equity
Redeemable noncontrolling interests (3)	$12,500	$—	$—	$12,500
Total temporary equity	$12,500	$—	$—	$12,500
________________________________

(1)	Cash equivalents primarily included money market funds.

(2)	Marketable securities are comprised of municipal bonds, certificates of deposit. corporate bonds, treasury bonds, and mutual funds.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

(3)	Put arrangements held by the noncontrolling interests in certain of the Company’s joint ventures.

Marketable Securities

The Company utilizes the market approach to measure fair value for its financial assets. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets. The Company’s marketable securities investments classified as Level 2 primarily utilize broker quotes in a non-active market for valuation of these securities. No transfers of assets between Level 1, Level 2 and Level 3 of the fair value measurement hierarchy occurred during the year ended December 31, 2019.

For marketable debt securities, unrealized gains and losses are reported as a component of accumulated other comprehensive income in stockholders’ equity. The cost of securities sold is based on the specific identification method. The Company evaluates investments with unrealized losses to determine if the losses are other than temporary. The Company has determined that the gross unrealized losses at December 31, 2019 and 2018 are temporary. In making this determination, the Company considered the financial condition, credit ratings and near-term prospects of the issuers, the underlying collateral of the investments, and the magnitude of the losses as compared to the cost and the length of time the investments have been in an unrealized loss position. Additionally, while the Company classifies the securities as available for sale, the Company does not currently intend to sell such investments and it is more likely than not to recover the carrying value prior to being required to sell such investments.

The marketable equity securities are mutual funds measured at fair value and classified within Level 2 in the fair value hierarchy. Unrealized gains and losses related to the Company’s marketable equity securities were recognized in other income (expense), net.

The estimated fair value of investments in marketable debt securities were immaterial and as follows at December 31, 2019 and 2018, respectively:

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Marketable securities - debt:
Certificates of deposit	$3,776	$—	$(16)	$3,760
Corporate bonds	402	—	(1)	401
Municipal bonds	10,913	—	(32)	10,881
Treasury bonds	15,685	—	—	15,685
Total	$30,776	$—	$(49)	$30,727

At December 31, 2019 and December 31, 2018, the aggregate related fair value of investment with unrealized losses was approximately nil and $14.9 million respectively.

At December 31, 2019, the estimated fair value of investments in marketable equity securities, were as follows:

Balance at December 31, 2018	$4,161
Mutual funds purchases	51,744
Mutual funds sales	(55,895)
Realized gains (losses)	1
Balance at December 31, 2019	$11

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

The changes in fair value of the Company’s Level 3 redeemable noncontrolling interests during the year ended December 31, 2019 were as follows:

Balance at December 31, 2018	$12,500
Fair value adjustment	(1,126)
Net income attributable to redeemable noncontrolling interests	1,126
Balance at December 31, 2019	$12,500

5. Investments in Affiliates and Related Transactions

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

For the year ended December 31, 2019 and 2018, the Company recognized $(6.9) million and $25.7 million, respectively, in revenue related to Cloud Telephony and Support services, and nil and $2.1 million, respectively, in revenue related to all other services.

Changes to the STIN business led the Company to conclude that its collection of certain STIN receivables is no longer probable as of December 31, 2019. In accordance with ASC 842, the portion of revenue that is no longer deemed collectible is reversed in the current period against revenue. Accordingly, the Company determined a contingency reserve is required, which included a reduction of revenue in the amount $26.0 million in the third quarter of 2019. The impacts of this change are reflected in the STIN affiliate revenue and accounts receivable.

The STIN affiliate accounts receivable balances in the Consolidated Balance Sheet as of December 31, 2019 and December 31, 2018, were $8.1 million and $27.5 million, respectively. These amounts principally included revenues generated from the Cloud and Telephony Support Services agreement and pass-through of vendor expenses incurred during the transition and assignment of vendor contracts.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

6. Property and Equipment

Property and equipment consist of the following:

	December 31,
	2019	2018
Computer hardware	$214,880	$246,373
Computer software	64,509	64,530
Construction in-progress	—	651
Furniture and fixtures	9,546	9,408
Building	—	8,808
Leasehold improvements	25,768	23,602
	314,703	353,372
Less: Accumulated depreciation	(288,178)	(285,435)
	$26,525	$67,937
Depreciation expense was approximately $43.5 million, $55.8 million and $57.0 million for 2019, 2018, and 2017, respectively. Amortization of property and equipment recorded under capital leases are included in depreciation expense.

The Company capitalized $3.4 million related to cloud computing arrangements. The Company estimated the useful life for the cloud computing arrangements is 5 years.

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

The following table shows the adjustments to goodwill during 2019 and 2018:

Balance at December 31, 2017	$237,303
Acquisitions	2,156
Impairment	(9,100)
Translation adjustments	(5,460)
Balance at December 31, 2018	$224,899
Acquisitions	—
Impairment	—
Translation adjustments	(1,930)
Balance at December 31, 2019	$222,969
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

For the years ended December 31, 2019, 2018, and 2017 the Company recognized goodwill impairment charges of nil, $9.1 million, and nil, respectively. The Company recorded a $9.1 million impairment charge on the Zentry joint venture in 2018 as a result of various business changes to Zentry, which ultimately led the Company to sunset certain Zentry product offerings. The Company evaluated the impact of these business changes and determined that the future cash flows generated by the assets were not sufficient to support its recoverability and accordingly, the Company recognized an impairment charge for Zentry’s outstanding goodwill.

Other Intangible Assets

The Company’s intangible assets with definite lives consist primarily of technology, capitalized software, trade names, and customer lists and relationships. These intangible assets are being amortized on the straight-line method over the estimated useful lives of the assets. Amortization expense related to intangible assets for the years ended December 31, 2019, 2018 and 2017 was $33.5 million, $41.3 million and $36.9 million, respectively.

The Company recognized impairment charges to its intangible assets of $0.0 million, $11.0 million and $1.0 million for the years ended December 31, 2019, 2018 and 2017 respectively. The Company includes these impairments within depreciation and amortization in its Consolidated Statements of Operations. The 2018 impairment charge was incurred to the outstanding Zentry intangible assets for the same reasons discussed above.

As of December 31, 2019, the Company had $6.4 million of capitalized software costs that are currently in the development stage. Amortization of these costs will begin once the software projects are complete and ready for their intended use.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

The Company’s intangible assets consist of the following:

	December 31, 2019
	Cost	Accumulated Amortization	Net
Technology	$99,832	$(83,608)	$16,224
Customer lists and relationships	125,308	(86,555)	38,753
Capitalized software and patents	46,222	(23,586)	22,636
Trade name	2,450	(2,450)	—
	$273,812	$(196,199)	$77,613

	December 31, 2018
	Cost	Accumulated Amortization	Net
Technology	$100,896	$(73,271)	$27,625
Customer lists and relationships	127,755	(75,123)	52,632
Capitalized software and patents	33,710	(15,261)	18,449
Trade name	2,546	(2,546)	—
	$264,907	$(166,201)	$98,706
Estimated future amortization expense of its intangible assets for the next five years is as follows:

Year ending December 31,
2020	$24,691
2021	17,047
2022	12,606
2023	5,749
2024	5,151
Thereafter	5,973
Total *	$71,217
____________________________
* As of December 31, 2019, the Company had $6.4 million of capitalized software costs that are currently in the development stage. Amortization of these costs will begin once the software projects are complete and ready for their intended use.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

8. Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2019	2018
Accrued compensation and benefits	$26,507	$26,840
Accrued professional service fees	7,248	8,177
Accrued telecommunications	2,493	1,758
Accrued income taxes payable	4,063	1,394
Accrued preferred dividend	7,873	7,075
Accrued other	17,803	14,301
Total	$65,987	$59,545

9. Leases

The Company has entered into contracts with third parties to lease a variety of assets, including certain real estate, equipment, automobiles and other assets. The Company’s leases frequently allow for lease payments that could vary based on factors such as inflation or the degree of utilization of the underlying asset. For example, certain of the Company’s real estate leases could require us to make payments that vary based on common area maintenance charges, insurance and other charges. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The Company is party to certain sublease arrangements, primarily related to the Company’s real estate leases, where it acts as the lessee and intermediate lessor. The Company does not have material sublease arrangements.

The following table presents information about the Company's ROU assets and lease liabilities at December 31, 2019 (in thousands):

ROU assets:
Non-current operating lease ROU assets	$53,965

Operating lease liabilities:
Current operating lease liabilities*	$8,473
Non-current operating lease liabilities	60,976
Total operating lease liabilities	$69,449
________________________________

*	Amounts are included in Accrued Expenses on Consolidated Balance Sheets.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

The following table presents information about lease expense and sublease income for the year ended December 31, 2019 (in thousands):

Twelve Months Ended
Operating lease cost*	$13,034
Other lease costs and income:
Variable lease costs* (1)	7,374
Sublease income*	(1,297)
Total net lease cost	$19,111
________________________________

*
Amounts are included in Cost of revenues, Selling, general and administrative and/or Research and development based on the function that the underlying leased asset supports which are reflected in the Consolidated Statements of Operations.

(1)
During the third quarter, the Company executed an agreement enabling the Company to achieve data center consolidation moving forward.  The Company recorded a $6.2 million ROU asset impairment based on forecasted future cash flows for those data centers impacted by the agreement.

The following table provides the undiscounted amount of future cash flows included in the Company’s lease liabilities at December 31, 2019 for each of the five years subsequent to December 31, 2019 and thereafter, as well as a reconciliation of such undiscounted cash flows to the Company’s lease liabilities at December 31, 2019 (in thousands):

Operating Leases
2020	$13,639
2021	12,932
2022	12,330
2023	10,040
2024	10,139
Thereafter	33,995
Total future lease payments	93,075
Less: amount representing interest	(23,626)
Present value of future lease payments (lease liability)	$69,449

The following table provides the weighted-average remaining lease term and weighted-average discount rates for the Company’s leases as of December 31, 2019:

Operating Leases:
Weighted-average remaining lease term (years), weighted based on lease liability balances	7.63
Weighted-average discount rate (percentages), weighted based on the remaining balance of lease payments	8.0%

The following table provides certain cash flow and supplemental noncash information related to the Company’s lease liabilities for the year ended December 31, 2019 (in thousands):

Operating Leases:
Cash paid for amounts included in the measurement of lease liabilities	$12,427
Lease liabilities arising from obtaining right-of-use assets	895

10. Debt

2019 Revolving Credit Facility

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

On October 4, 2019, the Company entered into a Credit Agreement with Citizens Bank, N.A., for a $10.0 million Revolving Credit Facility. Borrowings under the Revolving Credit Facility bear interest at a rate equal to, at the Company’s option, either (1) the arithmetic average of the LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period (one, three or six months (or 12 months if agreed to by all applicable Lenders)) as selected by the Company relevant to such borrowing plus the applicable margin, or (2) a base rate determined by reference to the greatest of the federal funds rate plus 0.50%, the prime commercial lending rate as determined by the Agent, and the daily LIBOR rate plus 1.00%, in each case plus an applicable margin and subject to a floor of 0.00%. In addition, on a quarterly basis, the Company is required to pay each lender under the Revolving Credit Facility a 0.2% commitment fee in respect of commitments under the Revolving Credit Facility, which may be subject to adjustment based on the Company’s total leverage ratio. The outstanding balance under the Revolving Credit Facility as of December 31, 2019 is zero.

The outstanding debt balance is nil at December 31, 2019 and the balance at December 31, 2018 was as follows:

December 31, 2018
Convertible Senior Notes	$113,980
Amended Credit Agreement	—
Total debt, principal amount	113,980
Unamortized debt issuance cost (1)	(438)
Total debt, carrying value	$113,542
Total short-term debt, carrying value	$113,542
Total long-term debt, carrying value	$—
________________________________

(1)	Unamortized debt issuance cost is related to Convertible Senior Notes.

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

Included in the definition of a fundamental change is whether the Company’s common stock ceases to be listed or quoted on Nasdaq. In May 2018, trading of the Company’s common stock was suspended on Nasdaq, however, it was not delisted. On September 26, 2018, the Company received notice, that the Nasdaq Listing Qualifications Staff (the “Staff”) approved the listing of its common stock on Nasdaq. The result of this approval caused the suspension of trading in Company’s common stock on The Nasdaq Stock Market to be lifted. On November 2, 2018, the Company retired approximately $116.0 million of the 2019 Notes as part of a settlement agreement entered into on November 1, 2018, among the Company, Indaba Capital Fund, L.P and Westwood Management Corp. related to the BNY Action and, as a result the parties filed a stipulation of dismissal of the BNY Action. For additional information regarding this litigation, see Item 3. “Legal Proceedings” contained in this Form 10-K.

The 2019 Notes were the Company’s direct senior unsecured obligations and rank equal in right of payment to all of the Company’s existing and future unsecured and unsubordinated indebtedness.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

During the years ended December 31, 2019, 2018 and 2017, interest expense for the Company’s 2019 Notes related to the contractual interest coupon was $0.4 million, $1.6 million, and $1.7 million respectively.

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

On November 2, 2018, the Company retired $116.0 million of 2019 Notes as a part of settlement agreement entered into on November 1, 2018, among the Company, Indaba Capital Fund, L.P. (“Indaba”) and Westwood Management Corp. (“Westwood”) related to the BNY Action. For further details see Note 18. Legal Matters. At December 31, 2019, the carrying amount of the liability was zero and the outstanding principal of the 2019 Notes was zero.

2017 Credit Agreement

On January 19, 2017, the Company entered into a credit agreement with the lending institutions from time to time parties thereto and Goldman Sachs as administrative agent, collateral agent, swingline lender and a letter of credit issuer (as amended from time to time, the “2017 Credit Agreement”) which was comprised of a $900.0 million term credit facility with a maturity date of January 19, 2024 (the “2017 Term Facility”) and a revolving credit facility of up to $200.0 million (the “Revolving Facility”) with a maturity date of January 19, 2022. Obligations under the 2017 Credit Agreement were guaranteed by certain of the Company’s subsidiaries and secured by substantially all of the Company’s and its subsidiaries’ assets.

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

Interest expense

The following table summarizes the Company’s interest expense:

	Twelve Months Ended December 31,
	2019	2018	2017
Amended Credit Facility
Amortization of debt issuance costs	$—	$—	$748
Commitment fee	—	—	25
Interest on borrowings	—	—	24
2017 Term Facility
Amortization of debt issuance costs	—	—	2,915
Interest on borrowings	—	—	35,327
Contingent Interest Derivative	—	—	2,489
Amendment fees paid to third parties	—	—	5,716
Revolving Facility
Amortization of debt issuance costs	—	—	646
Commitment fee	—	—	494
Amendment fees paid to third parties	—	—	1,662
Convertible Senior Notes
Amortization of debt issuance costs	$285	$1,294	1,413
Interest on borrowings	363	1,578	1,725
Additional interest on default	—	191	193
2019 Revolving Credit Facility	—	—	—
Amortization of debt issuance costs	8	—	—
Commitment fee	5	—	—
Interest on borrowings	3	—	—
Capital leases	—	964	971
Other	691	884	1,423
Total	$1,355	$4,911	$55,771

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

11. Accumulated Other Comprehensive (Loss) / Income

The changes in accumulated other comprehensive (loss) income during the years ended December 31, were as follows:

	Balance at December 31, 2018	Other comprehensive loss	Tax effect	Balance at December 31, 2019
Foreign currency	$(26,436)	$(1,768)	$—	$(28,204)
Unrealized loss on intra-entity foreign currency transactions	(3,906)	(579)	179	(4,306)
Unrealized holding losses on marketable debt securities	(41)	(710)	—	(751)
Total	$(30,383)	$(3,057)	$179	$(33,261)

	Balance at December 31, 2017	Other comprehensive loss	Tax effect	Balance at December 31, 2018
Foreign currency	$(20,284)	$(6,152)	$—	$(26,436)
Unrealized loss on intra-entity foreign currency transactions	(3,085)	(1,263)	442	(3,906)
Unrealized holding losses on marketable debt securities	(4)	(37)	—	(41)
Total	$(23,373)	$(7,452)	$442	$(30,383)

	Balance at December 31, 2016	Other comprehensive income	Tax effect	Balance at December 31, 2017
Foreign currency	$(37,311)	$17,027	$—	$(20,284)
Unrealized income (loss) on intra-entity foreign currency transactions	(5,017)	3,322	(1,390)	(3,085)
Unrealized holding gains (losses) on marketable debt securities	(22)	28	(10)	(4)
Total	$(42,350)	$20,377	$(1,400)	$(23,373)

12. Capital Structure

As of December 31, 2019, the Company’s authorized capital stock was 110 million shares of stock with a par value of $0.0001, of which 100 million shares were designated as common stock and 10 million shares were designated as preferred stock. There were no significant changes to Company’s authorized capital stock and preferred stock during the year ended December 31, 2019.

Common Stock

Each holder of common stock is entitled to vote on all matters and is entitled to one vote for each share held. Dividends on common stock will be paid when, and if, declared by the Company’s Board of Directors. No dividends have ever been declared or paid by the Company.

Treasury Stock

On February 4, 2016, the Company announced that the Board of Directors approved a share repurchase program under which the Company may repurchase up to $100.0 million of its outstanding common stock for 12 to 18 months following the announcement. In 2016, the Company repurchased approximately 1.3 million shares of the Company’s common stock under this program for an aggregate repurchase price of $40.0 million. There were no share repurchases subsequent to 2016. In 2018, in connection with execution of the Share Purchase Agreement, the Company received 5,994,667 shares of Synchronoss common stock, which have been recorded as Treasury shares as of December 31, 2019. Additionally, in 2018 the Company retired 3.9 million shares of Common Stock that were previously repurchased in prior years. Any related additional paid in capital and par values were removed from the Common Stock numbers.

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

As of December 31, 2019, there were 217,186 shares of Series A Preferred Stock outstanding, including the initial issuance of 185,000 shares of Series A Preferred Stock and the issuance of 32,186 shares of Series A Preferred Stock as dividends.

In accordance with the terms of the PIPE Purchase Agreement with Silver on February 15, 2018, Silver exercised its option to complete the Preferred Transaction. In connection with the issuance of the Series A Preferred Stock, the Company (i) filed the certificate of designations to its certificate of incorporation to establish the rights, preferences, privileges, qualifications, restrictions and limitations of the Series A Preferred Stock (the “Series A Certificate”) and (ii) entered into the Investor Rights Agreement setting forth certain registration, governance and preemptive rights of Silver with respect to Synchronoss. Pursuant to the PIPE Purchase Agreement, at the closing, the Company paid to Siris $5.0 million as a reimbursement of Silver’s reasonable costs and expenses incurred in connection with the Preferred Transaction. In connection with execution of the Preferred Transaction, Silver delivered 5,994,667 shares of Synchronoss common stock, which have been recorded as Treasury shares as of December 31, 2019.

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

On and after the fifth anniversary of February 15, 2018, holders of shares of Series A Preferred Stock have the right to cause the Company to redeem each share of Series A Preferred Stock for cash in an amount equal to the sum of the current liquidation preference and any accrued dividends. Each share of Series A Preferred Stock is also redeemable at the option of the holder upon the occurrence of a “Fundamental Change” (as that term is defined in the Series A Certificate) at a specified premium (“Liquidation Value”). In addition, the Company is also permitted to redeem all outstanding shares of the Series A Preferred Stock at any time (i) within the first 30 months of the date of issuance for the sum of the then-applicable Liquidation Preference, accrued but unpaid dividends and a make whole amount (known as “Redemption Value”) and (ii) following the 30-month anniversary of the date of issuance for the sum of the then-applicable Liquidation Preference and the accrued but unpaid dividends. As of December 31, 2019, the Liquidation Value and Redemption Value of the Preferred Shares was $243.1 million.

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

A summary of the Company’s Series A Convertible Participating Perpetual Preferred Stock balance at December 31, 2019 and changes during the year ended December 31, 2019, are presented below:

	Preferred Stock
	Shares	Amount
Balance at December 31, 2018	195	$176,603
Issuance of preferred stock	22	—
Initial discount and issuance costs related to preferred stock	—	—
Amortization of preferred stock issuance costs	—	2,257
Issuance of preferred PIK dividend	—	22,005
Balance at December 31, 2019	217	$200,865

Registration Rights

There were no significant changes to the Company’s registration rights during the year ended December 31, 2019.

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

There were no significant changes to the Company’s Stock Plans during the year ended December 31, 2019. As of December 31, 2019, there were 1.8 million shares available for the grant or award under the Company’s 2015 Plan and 0.3 million shares available for the grant or award under the Company’s 2017 New Hire equity incentive Plan.

The Company’s performance cash awards granted to executives under the Long Term Incentive (“LTI”) Plans have been accounted for as liability awards, due to the Company’s intent and the ability to settle such awards in cash upon vesting and has reflected such awards in accrued expenses. As of December 31, 2019, the liability for such awards is approximately $0.6 million.

Stock-Based Compensation

The following table summarizes stock-based compensation expense related to all of the Company’s stock awards included by operating expense categories, as follows:

	Twelve Months Ended December 31,
	2019	2018	2017
Cost of revenues	$2,929	$4,370	$4,602
Research and development	4,227	6,055	6,030
Selling, general and administrative	15,094	17,179	11,863
Total stock-based compensation expense	$22,250	$27,604	$22,495

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

The following table summarizes stock-based compensation expense related to all of the Company’s stock awards included by award types, as follows:

	Twelve Months Ended December 31,
	2019	2018	2017
Stock options	$7,348	$7,368	$6,311
Restricted stock awards	14,775	20,216	15,802
Employee Stock Purchase Plan	—	—	382
Performance Based Cash Units	127	20	—
Total stock-based compensation before taxes	22,250	27,604	22,495
Tax benefit	$3,455	$5,387	$3,921

The total stock-based compensation cost related to unvested equity awards as of December 31, 2019 was approximately $30.8 million. The expense is expected to be recognized over a weighted-average period of approximately 1.9 years.

The total stock-based compensation cost related to unvested performance-based cash units as of December 31, 2019 was approximately $0.3 million. The expense is expected to be recognized over a weighted-average period of approximately 1.6 years.

In June 2019, two of Synchronoss board members decided not to stand re-election at the 2019 Annual Shareholder Meeting. The Company accelerated the vesting of certain unvested restricted stock awards and stock options for these board members at their termination date. The Company accounted for the acceleration of these grants as a Type I modification under ASC Topic 718 and recorded a one-time expense of $0.3 million.

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

There were no significant changes to the Company’s Stock Option Plans during the year ended December 31, 2019.

The Company uses the Black-Scholes option pricing model for determining the estimated fair value for stock options. The weighted-average assumptions used in the Black-Scholes option pricing model are as follows:

	Twelve Months Ended December 31,
	2019	2018	2017
Expected stock price volatility	69.6%	65.5%	57.0%
Risk-free interest rate	1.9%	2.6%	1.8%
Expected life of options (in years)	4.34	4.13	4.08
Expected dividend yield	0.0%	0.0%	0.0%
Weighted-average fair value (grant date) of the options	$3.82	$4.91	$6.30

The following table summarizes information about stock options outstanding as of December 31, 2019:

Options	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2018	4,254	$17.93
Options Granted	1,249	7.05
Options Exercised	(7)	5.48
Options Cancelled	(574)	23.51
Outstanding at December 31, 2019	4,922	$14.54	4.78	$5.56
Vested at December 31, 2019	1,792	$23.54	3.59	$1.23
Exercisable at December 31, 2019	1,792	$23.54	3.59	$1.23

The total intrinsic value of stock options exercised during the year ended December 31, 2019 and 2018 was $20.5 thousand and nil, respectively. The total intrinsic value of stock options exercisable as of December 31, 2019 and 2018 was $1.2 thousand and nil, respectively.

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

There were no significant changes to the Company’s restricted stock award (“Restricted Stock”) and performance stock plan during the year ended December 31, 2019.

A summary of the Company’s unvested restricted stock at December 31, 2019, and changes during the year ended December 31, 2019, is presented below:

Unvested Restricted Stock	Number of Awards	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2018	2,630	$12.71
Granted	2,204	7.02
Vested	(1,188)	17.70
Forfeited	(271)	10.90
Unvested at December 31, 2019	3,375	$8.68

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

A summary of the Company’s unvested performance-based cash units at December 31, 2019 and changes during the year ended December 31, 2019, is presented below:

Unvested Cash Units	Number of Awards	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2018	70	$6.14
Granted	976	—
Vested	—	—
Forfeited	—	—
Unvested at December 31, 2019	1,046	$4.75

Performance based cash units are measured at the closing stock price at the reporting period end date and are recognized straight line over the requisite service period. The expense for the period will increase or decrease based on updated fair values of these awards at each reporting date.

14. 401(k) Plan

The Company has a 401(k) plan (the “401(k) Plan”) covering all eligible employees. The 401(k) Plan allows for a discretionary employer match. The Company incurred and expensed $2.6 million, $2.2 million, and $2.9 million for the years ended December 31, 2019, 2018 and 2017, respectively, in 401(k) Plan match contributions.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

15. Restructuring

The Company continues to identify workforce optimization opportunities to better align the Company’s resources with its key strategic priorities.

A summary of the Company’s restructuring accrual at December 31, 2019 and changes during the year ended December 31, 2019, are presented below:

	Balance at December 31, 2018	Charges	Payments	Other Adjustments[1]	Balance at December 31, 2019
Employment termination costs	$1,276	$755	$(2,082)	$141	$90
________________________________

(1)	Includes non-cash adjustments and reclassifications.

16. Income Taxes

The components of income or (loss) from continuing operations before income taxes are as follows:

	Year Ended December 31,
	2019	2018	2017
Domestic	$(104,445)	$(216,589)	$(210,214)
Foreign	3,152	(46,585)	(18,873)
Total	$(101,293)	$(263,174)	$(229,087)
The components of income tax (expense) benefit from continuing operations are as follows:

	Year Ended December 31,
	2019	2018	2017
Current:
Federal	$(208)	$3,163	$600
State	46	116	—
Foreign	(2,048)	(2,612)	(4,817)
Deferred:
Federal	(28)	6,729	40,634
State	(17)	2,214	1,340
Foreign	81	8,284	(2,894)
Income tax (provision) benefit	$(2,174)	$17,894	$34,863
Reconciliations of the statutory tax rates and the effective tax rates from continuing operations for the years ended December 31, 2019, 2018 and 2017 are as follows:

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

	Year Ended December 31,
	2019	2018	2017
Statutory rate	21.0%	21.0%	35.0%
State taxes, net of federal benefit	(0.8)%	3.0%	1.0%
Effect of rates different than statutory	(4.3)%	(2.0)%	(2.0)%
Minority interest	0.2%	(1.0)%	(1.0)%
Non-deductible stock-based compensation	(2.5)%	(2.0)%	(2.0)%
Other permanent adjustments	(0.3)%	—%	(2.0)%
Research and development credit	0.5%	—%	—%
Change in valuation allowance	6.7%	(17.0)%	(7.0)%
Statute release of uncertain tax position	0.6%	1.0%	—%
Other	(1.4)%	1.0%	(2.0)%
Acquisitions and foreign tax residency changes	—%	3.0%	(2.0)%
Investment in JV	(1.7)%	—%	—%
Global Intangible Low-Taxed Income	(3.3)%	—%	—%
Waived deductions for purposes of Base Erosion Anti-Abuse Tax	(17.0)%	—%	—%
Tax Reform Rate Reduction	—%	—%	(3.0)%
Net	(2.1)%	7.0%	15.0%

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	As of December 31,
	2019	2018
Deferred tax assets:
Accrued liabilities	$78	$88
Deferred revenue	12,943	13,120
Bad debts reserve	9,291	1,108
Deferred compensation	5,262	4,680
Federal net operating loss carry forwards	7,969	28,193
State net operating loss carry forwards	4,236	7,085
Foreign net operating loss carry forwards	9,401	10,880
Deferred rent	—	776
Lease Obligations	13,791	—
Capital loss carry forward	1,563	1,689
Intangible assets	2,716	1,318
Basis difference	8,041	7,632
Installment sale	8,726	8,819
Other	3,208	3,508
Total deferred tax assets	$87,225	$88,896

Deferred tax liabilities:
Depreciation and amortization	(5,965)	(9,179)
Lease Assets	(9,593)	—
Total deferred tax liabilities	(15,558)	(9,179)
Less: valuation allowance	(73,346)	(81,064)
Net deferred income tax (liabilities) assets	$(1,679)	$(1,347)
As of December 31, 2019, the Company has federal and state income tax net operating loss (“NOL”) carryforwards of $38.0 million and $67.3 million, respectively, including NOL carryforwards which will expire at various dates from 2023 through 2039, and NOL carryforwards which do not expire. The Company also has foreign NOL carryforwards in various jurisdictions of $98.5 million that have various carryforward periods. Such NOL carryforwards expire as follows:

2023 - 2027	846
2028 - 2038	74,911
Indefinite	128,071
$203,828
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

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

The Company continues to evaluate the ability to realize all of its net deferred tax assets at each reporting date and records a benefit for deferred tax assets to the extent it has deferred tax liabilities that provide a source of income to benefit the deferred tax asset. As a result of this analysis, the Company recorded a valuation allowance against the net deferred tax assets of certain foreign jurisdictions as the realization of these assets is not more likely than not, given uncertainty of future earnings in these jurisdictions. The valuation allowance decreased by $7.7 million and increased by $48.5 million during the years ended December 31, 2019 and December 31, 2018, respectively. The decrease in tax year ended December 31, 2019 is primarily related to utilization of NOL carryforwards. The increase in tax year ended December 31, 2018 was primarily attributable to an increase in NOL carryforwards and valuation allowance recorded in additional foreign jurisdictions where realizability of the deferred tax assets is no longer more likely than not.

The Company is subject to taxation in the United States and various states and foreign jurisdictions. As of December 31, 2019, the Company’s tax years for 2016 through 2019 are subject to examination by the tax authorities. With few exceptions, as of December 31, 2019, the Company is no longer subject to U.S. federal, state, local, or foreign examinations by tax authorities for years before 2015. However, to the extent we utilize our NOL carryforwards in the future, the tax years in which the attribute was generated may still be adjusted upon examination by the tax authorities in the future period when the attribute is utilized.

The Company is currently under income tax examinations in Illinois for the tax years 2014 through 2015, Colorado for tax years 2014 through 2017, and Massachusetts for the tax years 2015 through 2017. The Company does not believe that the results of this audit will have a material effect on its financial position or results of operations.

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

A reconciliation of the amounts of unrecognized tax benefits excluding interest, are as follows:

Unrecognized tax benefit at December 31, 2016	4,585
Increase for tax positions taken during prior year	1,823
Increases related to acquired entities	13,278
Reduction due to lapse of applicable statute of limitations	(1,512)
Decreases related to divested entities	(13,645)
Increases for tax positions of current period	1,946
Unrecognized tax benefit at December 31, 2017	6,475
Decrease for tax positions taken during prior year	(567)
Increases related to acquired entities	—
Reduction due to lapse of applicable statute of limitations	(2,657)
Decreases related to divested entities	—
Increases for tax positions of current period	721
Unrecognized tax benefit at December 31, 2018	3,972
Increase for tax positions taken during prior year	—
Increases related to acquired entities	—
Increases and (decreases) related to Lapse of Statute of Limitations	(703)
Decreases related to divested entities	—
Increases for tax positions of current period	—
Unrecognized tax benefit at December 31, 2019	$3,269
Included in the balance of unrecognized tax benefits as of the years ended December 31, 2019 and 2018, are $2.8 million and $3.5 million, respectively, of tax benefits that, if recognized, would affect the effective tax rate.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in interest expense. The liability for unrecognized tax benefits excludes accrued interest of $0.3 million, $0.4 million, and $0.6 million, for the years ended December 31, 2019, 2018 and 2017, respectively. The Company believes that it is reasonably possible that approximately $0.5 million of its currently unrecognized tax benefits primarily related to research and development credits, which are individually insignificant, may be recognized by the end of 2020 as a result of a lapse of the statute of limitations.

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

	Twelve Months Ended December 31,
	2019	2018	2017
Numerator - Basic:
Net loss from continuing operations	$(103,467)	$(245,280)	$(194,224)
Net (income) loss attributable to redeemable noncontrolling interests	(1,126)	8,837	9,291
Preferred stock dividend	(32,134)	(25,593)	—
Net (loss) income from continuing operations attributable to Synchronoss	(136,727)	(262,036)	(184,933)

Income from discontinued operations, net of taxes**	—	18,288	75,495
Net (loss) income attributable to Synchronoss	$(136,727)	$(243,748)	$(109,438)

Numerator - Diluted:
Net (loss) income from continuing operations attributable to Synchronoss	$(136,727)	$(262,036)	$(184,933)
Income effect for interest on convertible debt, net of tax	—	—	—
Net loss from continuing operations adjusted for the convertible debt	(136,727)	(262,036)	(184,933)

Income from discontinued operations, net of taxes**	—	18,288	75,495
Net loss attributable to Synchronoss	$(136,727)	$(243,748)	$(109,438)

Denominator:
Weighted average common shares outstanding — basic	40,694	40,277	44,669
Dilutive effect of:
Shares from assumed conversion of convertible debt [1]	—	—	—
Shares from assumed conversion of preferred stock [2]	—	—	—
Options and unvested restricted shares	—	—	—
Weighted average common shares outstanding — diluted	40,694	40,277	44,669

Basic EPS
Continuing operations	$(3.36)	$(6.51)	$(4.14)
Discontinued operations**	$—	$0.46	$1.69
	$(3.36)	$(6.05)	$(2.45)
Diluted EPS
Continuing operations	$(3.36)	$(6.51)	$(4.14)
Discontinued operations**	$—	$0.46	$1.69
	$(3.36)	$(6.05)	$(2.45)

Anti-dilutive stock options excluded	—	—	—
Unvested shares of restricted stock awards	3,375	2,700	2,648

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

(1)
The calculation does not include the effect of assumed conversion of convertible debt of 1,288,292, 3,972,939, and 4,325,646 shares for the year ended December 31, 2019, 2018 and 2017, respectively; which is based on 18.8072 shares per $1,000 principal amount of the Senior Convertible Notes.

(2)
The calculation does not include the effect of assumed conversion of preferred stock of 11,383,105 and 9,312,528 shares for the year ended December 31, 2019 and 2018, respectively; which is based on 55.5556 shares per $1,000 principal amount of the preferred stock, because the effect would have been anti–dilutive.

18. Commitments.

Non-cancelable agreements

The Company leases office space, automobiles, office equipment and co-location services under non-cancelable agreements that expire at various dates, with the latest expiration in 2023.

Aggregate annual future minimum payments under non-cancelable agreements are as follows:

As of December 31, 2019	Non-cancelable agreements
2020	$25,275
2021	2,575
2022	2,207
2023 and thereafter	920
$30,977

19. Legal Matters

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

On May 1, 2017, May 2, 2017, June 8, 2017 and June 14, 2017, four putative class actions were filed against the Company and certain of its current and former officers and directors in the United States District Court for the District of New Jersey (the “Securities Law Action”). After these cases were consolidated, the court appointed as lead plaintiff Employees’ Retirement System of the State of Hawaii, which filed, on November 20, 2017, a consolidated complaint purportedly on behalf of purchasers of the Company’s common stock between February 3, 2016 and June 13, 2017. On February 2, 2018, the defendants moved to dismiss the consolidated complaint in its entirety, with prejudice. Before that motion was decided, on August 24, 2018, lead plaintiff filed a consolidated amended complaint purportedly on behalf of purchasers of the Company’s common stock between October 28, 2014 and June 13, 2017. On June 28, 2019, the Court granted defendants’ motion to dismiss the consolidated amended complaint in its entirety, without prejudice, allowing lead plaintiff to leave to amend its complaint. On August 14, 2019, lead plaintiff filed a second amended complaint. The second amended complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and it alleges, among other things, that the defendants made false and misleading statements of material information concerning the Company’s financial results, business operations, and prospects. On October 4, 2019, the defendants moved to dismiss the second amended complaint in its entirety, with prejudice. The Company believes that the asserted claims lack merit and intends to defend against all of the claims vigorously. The plaintiff seeks unspecified damages, fees, interest,

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

and costs. Due to the inherent uncertainties of litigation, the Company cannot predict the outcome of the actions at this time and can give no assurance that the asserted claims will not have a material adverse effect on its financial position or results of operations.

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

20. Subsequent Events

Subsequent to December 31, 2019, the Company paid in-kind the accrued Preferred Dividends of $7.9 million.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

21. Additional Financial Information

Other Income (expense), net

The following table sets forth the components of Other Income (expense), net included in the Consolidated Statements of Operations:

	Twelve Months Ended December 31,
	2019	2018	2017
FX gains (losses) (1)	$31	$(478)	$(4,952)
PIK Note impairment (2)	—	(84,314)	(14,562)
Litigation settlement (3)	—	4,495	—
Remeasurement gain (loss) on financial instrument (4)	—	3,849	(4,367)
Divestiture: SpeechCycle (5)	—	—	4,947
Income from Investment (6)	—	519	—
Income from sale of intangible assets (7)	5,518	—	—
Income from Tax credit (8)	1,039	—	—
Others (9)	801	1,012	1,256
	$7,389	$(74,917)	$(17,678)
________________________________

(1)	Fair value of foreign exchange gains and losses

(2)	PIK Note impairment on the troubled debt restructuring

(3)	Represents Legal settlement of $4.2 million and $0.3 million IP settlement from third parties

(4)	Remeasurement of gain/loss on Mandatorily Redeemable Put option for common shares held by Siris.

(5)	Represents gain on divestiture of SpeechCycle.

(6)	Represents gain on sale on the Company’s cost investment in Clarity, Money Inc.

(7)	Represents gain on sale on the Company’s IP addresses

(8)	Represents VOX Acquisition R&D Tax Credit

(9)	Represents an aggregate of individually immaterial transactions

22. Summary of Quarterly Results of Operations (Unaudited)

Quarterly results of operations for 2019 and 2018 are as follows:

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
2019	(In thousands, except per share data)
Net revenues	$88,105	$77,846	$52,210	$90,588

Loss from continuing operations	(20,339)	(18,288)	(50,972)	(18,189)
Net (loss) income	(19,737)	(16,577)	(61,213)	(5,940)
Net (loss) income attributable to Synchronoss	(27,587)	(25,030)	(69,432)	(14,678)

Basic:
Continuing operations (1)	$(0.68)	$(0.61)	$(1.70)	$(0.36)
Discontinued operations (1)	—	—	—	—
	$(0.68)	$(0.61)	$(1.70)	$(0.36)
Diluted:
Continuing operations (1)	$(0.68)	$(0.61)	$(1.70)	$(0.36)
Discontinued operations (1)	—	—	—	—
	$(0.68)	$(0.61)	$(1.70)	$(0.36)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
2018	(In thousands, except per share data)
Net revenues	$83,709	$76,742	$83,286	$82,102

Loss from continuing operations	(44,234)	(43,100)	(34,629)	(42,313)
Net (loss) income	(37,977)	(41,264)	(46,644)	(101,107)
Net (loss) income attributable to Synchronoss	(40,045)	(47,265)	(54,529)	(101,909)

Basic:
Continuing operations (1)	$(0.95)	$(1.20)	$(1.38)	$(3.01)
Discontinued operations (1)	—	—	—	0.45
	$(0.95)	$(1.20)	$(1.38)	$(2.56)
Diluted:
Continuing operations (1)	$(0.95)	$(1.20)	$(1.38)	$(3.01)
Discontinued operations (1)	—	—	—	0.45
	$(0.95)	$(1.20)	$(1.38)	$(2.56)

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

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of December 31, 2019 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of December 31, 2019.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

The Company’s internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets of the Company that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision, and with the participation, of our management, including the CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management, including our CEO and CFO, has concluded that our internal control over financial reporting was effective as of December 31, 2019.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control over Financial Reporting

The Company concluded that the pervasive material weakness identified under item 9a of our Annual Report on Form 10-K for the year ended December 31, 2018, pertaining to the Company’s control environment, risk assessment, control activity, information and communication and monitoring components of the COSO criteria, has been remediated (the “Remediated Material Weakness”).

During the year ended December 31, 2019, the Company completed the implementation of the following remedial measures designed to address the Remediated Material Weakness.

Control Environment

•
Hired a Director of Revenue Recognition, a Director of Technical Accounting, and other resources to augment our staff to support further enhancement on the controls and procedures surrounding revenue recognition, technical matters and financial reporting.

•
Increased standardization of contract documentation and revenue analysis for individual transactions, including increased oversight of revenue opportunities and contract review by personnel with the requisite accounting knowledge to identify revenue-impacting terms and consider potential downstream effects.

•	Developed a more comprehensive review process and monitoring controls over contracts with customers to ensure accurate accounting for multiple-element arrangements.

•
Implemented and effectively executed a quarterly non-recurring transaction review meeting with key stakeholders within the Company to identify and discuss potentially significant transactions. Meetings are attended by process owners across various functions or departments, both domestic and international, to promote regular and effective communication between finance and non-finance personnel, and to ensure that information related to significant transactions is communicated timely.

•
Performed a review of key business process controls related to high-risk financial statement accounts, such as revenue, significant transactions, capitalized software, fixed assets, accounts receivable, treasury and financial close, which resulted in the redesign of existing controls and the addition of newly developed / documented control activities, in order to mitigate known risks and strengthen the overall control environment. The redesigned control environment was tested by the Company’s internal auditors and management.

•	Management reinforces compliance through consistent communication.

Control Activities

•
Performed a detailed review of key IT process controls and enhanced the control design. The IT control environment was tested by the Company’s internal auditors and management for design and operating effectiveness.

•	Engaged external resources to assist management in our control design assessment and execution.

Information and Communication

•
Established a Disclosure Committee that includes key members of management that have responsibility for disclosure information necessary for periodic filings with the SEC. The committee met formally for purposes of the Fiscal 2019 filings to discuss all significant events and relevant disclosure matters for the filing.

Monitoring Activities and Risk Assessment

•	Formally established an Internal Audit function and our Audit Committee approved their charter in January 2019.

•	Hired external resources to support and improve our Internal Audit Function. The internal audit function performed detailed internal control testing for all key controls and processes.

•	Enhanced and completed our risk assessment processes to identify relevant accounts and assertions and design control procedures that relate to relevant risks.

•	Reevaluated and completed our entity level control design and testing. The Company’s internal auditor and management tested the entity level controls design and operating effectiveness.

Except for the foregoing, there was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

The Company’s management, including the Company’s CEO and CFO, recognizes that the Company’s disclosure controls and procedures and the Company’s internal control over financial reporting cannot prevent or detect all errors and all fraud. A control system, regardless of how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system will be met. These inherent limitations include the following:

•	Judgments in decision-making can be faulty, and control and process breakdowns can occur because of simple errors or mistakes.

•	Controls can be circumvented by individuals, acting alone or in collusion with each other, or by management override.

•
The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

•	Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies and procedures.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Synchronoss Technologies, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Synchronoss Technologies, Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Synchronoss Technologies, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and schedule listed in the Index at Item 15(a)(2) and our report dated March 16, 2020, expressed an unqualified opinion thereon.

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
March 16, 2020

ITEM 9B.  OTHER INFORMATION
None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

a.
Identification of Directors. Information concerning the directors of Synchronoss is set forth under the heading “Election of Directors” in the Synchronoss Proxy Statement for the 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

b.
Audit Committee Financial Expert. Information concerning Synchronoss’ audit committee financial expert is set forth under the heading “Audit Committee” in the Synchronoss Proxy Statement for the 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

c.
Identification of the Audit Committee. Information concerning the audit committee of Synchronoss is set forth under the heading “Audit Committee” in the Synchronoss Proxy Statement for the 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

d.
Delinquent Section 16(a) Reports. Information concerning non-compliance, if any, with beneficial ownership reporting requirements is set forth under the caption “Delinquent Section 16(a) Reports” in the Synchronoss Proxy Statement for the 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

e.
Information about our Executive Officers. Information concerning the executive officers of Synchronoss is set forth under the heading “Information about our Executive Officers” in the Synchronoss Proxy Statement for the 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

Code of Ethics. Information concerning the Synchronoss Code of Business Conduct is set forth under the caption “Code of Business Conduct” in the Synchronoss Proxy Statement for the 2020 Annual Meeting of Stockholders and is incorporated herein by reference. The Company intends to disclose on its website any amendments to, or waivers from, its Code of Business Conduct that are required to be disclosed pursuant to the rules of the SEC. Information contained on, or connected to, our website is not incorporated by reference into this annual report and should not be considered part of this report or any other filing that we make with the SEC.

ITEM 11.  EXECUTIVE COMPENSATION

Information concerning executive compensation is set forth under the headings “Compensation of Executive Officers” and “Securities Authorized for Issuance Under Equity Compensation Plans” in the Synchronoss Proxy Statement for the 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning shares of Synchronoss equity securities beneficially owned by certain beneficial owners and by management is set forth under the heading “Equity Security Ownership of Certain Beneficial Owners and Management” in the Synchronoss Proxy Statement for the 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information concerning certain relationships and related transactions is set forth under the heading “Certain Related Party Transactions” in the Synchronoss Proxy Statement for the 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Information concerning fees and services of the Company’s principal accountants is set forth under the heading “Report of the Audit Committee” and “Independent Registered Public Accounting Firm’s Fees” in the Synchronoss Proxy Statement for the 2020 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV
ITEM 15.  EXHIBITS

(a)(1) Financial Statements:

(a)(2) Schedule for the years ended December 31, 2019, 2018, 2017:

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

4.9	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934
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

10.16†	Employment Agreement dated as of April 27, 2017 between the Registrant and Stephen G. Waldis.
10.17†	Tier One Executive Employment Plan effective March 24, 2017.
10.18†
Executive Employment Letter dated as of August 9, 2018 between the Registrant and David Clark, incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 filed on November 9, 2018.

10.19†
Employment Agreement dated as of November 13, 2017 between the Registrant and Glenn Lurie, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 17, 2017.

10.20	2017 New Hire Equity Incentive Plan, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 21, 2017.
10.21
Application Service Provider Agreement retroactively effective as of April 1, 2013 by and between the Registrant and Verizon Sourcing LLC, incorporated by reference to Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 filed on August 9, 2018.

10.22
Change Request No 8 effective January 1, 2018 to SOW No. 1 Application Service Provider Agreement effective as of April 1, 2013 by and between the Registrant and Verizon Sourcing LLC, incorporated by reference to Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 filed on August 9, 2018.

10.23
Credit Agreement dated as of October 4, 2019 among Synchronoss Technologies, Inc. as the Borrower, the Lenders Party hereto, and Citizens Bank, N.A., as Administrative Agent Citizens Bank, N.A as Sole Lead Arranger and Sole Bookrunner

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

ITEM 16.  FORM 10-K SUMMARY

None.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

December 31, 2019, 2018, 2017

	Beginning Balance	Additions	Reductions	Ending Balance
	(In thousands)
Allowance for doubtful receivables:
2019	$4,599	$6,045	$(8,780)	$1,864
2018	$3,107	$13,982	$(12,490)	$4,599
2017	$1,459	$7,590	$(5,942)	$3,107

	Beginning Balance	Additions	Reductions	Ending Balance
	(In thousands)
Allowance for loan loss:
2019	$98,876	$—	$—	$98,876
2018	$14,562	$84,314	$—	$98,876

	Beginning Balance	Additions	Reductions	Ending Balance
	(In thousands)
Valuation allowance for deferred tax assets:
2019	$81,064	$3,843	$(11,561)	$73,346
2018	$32,523	$49,610	$(1,069)	$81,064
2017	$14,180	$23,370	$(5,027)	$32,523

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNCHRONOSS TECHNOLOGIES, INC.
(Registrant)

/s/ Glenn Lurie
Glenn Lurie
Chief Executive Officer
(Principal Executive Officer)

March 16, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Glenn Lurie	Chief Executive Officer	March 16, 2020
Glenn Lurie	(Principal Executive Officer)

/s/ David Clark	Chief Financial Officer	March 16, 2020
David Clark	(Principal Financial Officer) (Principal Accounting Officer)

/s/ Stephen Waldis	Director	March 16, 2020
Stephen Waldis	Executive Chairman

/s/ Laurie L. Harris	Director	March 16, 2020
Laurie L. Harris

/s/ Kristin S. Rinne	Director	March 16, 2020
Kristin S. Rinne

/s/ Mohan Gyani	Director	March 16, 2020
Mohan Gyani

/s/ Robert Aqualina	Director	March 16, 2020
Robert Aqualina

/s/ Frank Baker	Director	March 16, 2020
Frank Baker

/s/ Peter Berger	Director	March 16, 2020
Peter Berger

/s/ William J. Cadogan	Director	March 16, 2020
William J. Cadogan

/s/ Thomas J. Hopkins	Director	March 16, 2020
Thomas J. Hopkins