Form 10-Q
period 2020-03-31
SYNCHRONOSS TECHNOLOGIES INC
filed 2020-05-21
CIK 1131554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission file number 000-52049

SYNCHRONOSS TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	06-1594540
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 Crossing Boulevard, 8th Floor Bridgewater, New Jersey	8807
(Address of principal executive offices)	(Zip Code)

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
As of May 18, 2020, there were 44,541,776 shares of common stock issued and outstanding.

SYNCHRONOSS TECHNOLOGIES, INC.
FORM 10-Q INDEX

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

SYNCHRONOSS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (In thousands)

	March 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash, restricted cash and cash equivalents	$30,906	$39,001
Marketable securities, current	—	11
Accounts receivable, net	60,817	65,863
Prepaid & Other Current Assets	43,919	38,022
Total current assets	135,642	142,897
Non-Current Assets:
Property and equipment, net	22,160	26,525
Operating lease right-of-use assets	52,576	53,965
Goodwill	219,825	222,969
Intangible assets, net	74,812	77,613
Other Assets, non-current	7,779	8,054
Total Non-Current Assets	377,152	389,126
Total assets	$512,794	$532,023
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,955	$21,551
Accrued expenses	65,456	65,987
Deferred revenues, current	49,042	65,858
Debt, current	10,000	—
Total current liabilities	142,453	153,396

Deferred tax liabilities	1,656	1,679
Deferred revenues, non-current	18,046	21,941
Leases, non-current	59,085	60,976
Other non-current liabilities	4,655	4,589
Redeemable noncontrolling interest	12,500	12,500
Commitments and contingencies
Series A Convertible Participating Perpetual Preferred Stock, $0.0001 par value; 10,000 shares authorized; 225 shares issued and outstanding at March 31, 2020	209,488	200,865
Stockholders’ equity:
Common stock, $0.0001 par value; 100,000 shares authorized, 51,758 and 51,704 shares issued; 44,596 and 44,542 outstanding at March 31, 2020 and December 31, 2019, respectively	5	5
Treasury stock, at cost (7,162 and 7,162 shares at March 31, 2020 and December 31, 2019, respectively)	(82,087)	(82,087)
Additional paid-in capital	522,164	525,739
Accumulated other comprehensive loss	(36,823)	(33,261)
Accumulated deficit	(338,348)	(334,319)
Total stockholders’ equity	64,911	76,077
Total liabilities and stockholders’ equity	$512,794	$532,023

See accompanying notes to condensed consolidated financial statements.

SYNCHRONOSS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2020	2019
Net revenues	$77,122	$88,105
Costs and expenses:
Cost of revenues*	35,471	38,953
Research and development	19,788	19,681
Selling, general and administrative	26,344	29,246
Restructuring charges	1,450	421
Depreciation and amortization	11,356	20,143
Total costs and expenses	94,409	108,444
Loss from continuing operations	(17,287)	(20,339)
Interest income	58	189
Interest expense	(245)	(585)
Gain (loss) on extinguishment of debt	—	387
Other Income, net	1,692	463
Equity method investment loss	—	(1,243)
Loss from continuing operations, before taxes	(15,782)	(21,128)
Benefit for income taxes	12,432	1,391
Net loss	(3,350)	(19,737)
Net loss attributable to redeemable noncontrolling interests	(17)	(313)
Preferred stock dividend	(8,909)	(7,537)
Net loss attributable to Synchronoss	$(12,276)	$(27,587)

Earnings per share
Basic	$(0.30)	$(0.68)
Diluted	$(0.30)	$(0.68)
Weighted-average common shares outstanding:
Basic	41,483	40,320
Diluted	41,483	40,320
________________________________
* Cost of revenues excludes depreciation and amortization which are shown separately.

See accompanying notes to condensed consolidated financial statements.

SYNCHRONOSS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited) (In thousands)

	Three Months Ended March 31,
	2020	2019
Net loss	$(3,350)	$(19,737)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(3,941)	(295)
Unrealized gain (loss) on available for sale securities	751	(905)
Net loss on inter-company foreign currency transactions	(372)	(383)
Total other comprehensive loss	(3,562)	(1,583)
Comprehensive loss	(6,912)	(21,320)
Comprehensive loss attributable to redeemable noncontrolling interests	(17)	(313)
Comprehensive loss attributable to Synchronoss	$(6,929)	$(21,633)

See accompanying notes to condensed consolidated financial statements.

SYNCHRONOSS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited) (In thousands)

	Three Months Ended March 31, 2020
	Common Stock		Treasury Stock		Additional	Accumulated Other		Total
	Shares	Amount	Shares	Amount	Paid-In Capital	Comprehensive Income (Loss)	Accumulated deficit	Stockholders' Equity
Balance at December 31, 2019	51,704	$5	(7,162)	$(82,087)	$525,739	$(33,261)	$(334,319)	$76,077
Stock based compensation	—	—	—	—	5,316	—	—	5,316
Issuance of restricted stock	55	—	—	—	—	—	—	—
Preferred stock dividends declared	—	—	—	—	(8,158)	—	—	(8,158)
Amortization of preferred stock issuance costs	—	—	—		(750)			(750)
Shares withheld for taxes in connection with issuance of restricted stock	(1)	—	—	—	—	—	—	—
Net loss attributable to Synchronoss	—	—	—	—	—	—	(3,350)	(3,350)
Non-controlling interest	—	—	—	—	17	—	(17)	—
Total other comprehensive income (loss)	—	—	—	—	—	(3,562)	—	(3,562)
Adoption of new credit loss accounting standard	—	—	—	—	—	—	(768)	(768)
Other	—	—	—	—	—	—	106	106
Balance at March 31, 2020	51,758	$5	(7,162)	$(82,087)	$522,164	$(36,823)	$(338,348)	$64,911

	Three Months Ended March 31, 2019
	Common Stock		Treasury Stock		Additional	Accumulated Other		Total
	Shares	Amount	Shares	Amount	Paid-In Capital	Comprehensive Income (Loss)	Accumulated deficit	Stockholders' Equity
Balance at December 31, 2018	49,836	$5	(7,162)	$(82,087)	$534,673	$(30,383)	$(233,299)	$188,909
Stock based compensation	—	—	—	—	5,779	—	—	5,779
Issuance of restricted stock	73	—	—	—	—	—	—	—
Preferred stock dividends declared	—	—	—	—	(7,075)	—	—	(7,075)
Amortization of preferred stock issuance costs	—	—	—	—	(462)	—	—	(462)
Shares withheld for taxes in connection with issuance of restricted stock	(1)	—	—	—	(4)	—	—	(4)
Adoption of new lease accounting standard	—	—	—	—	—	—	3,573	3,573
Net loss attributable to Synchronoss	—	—	—	—	—	—	(20,050)	(20,050)
Non-controlling interest	—	—	—	—	313	—	—	313
Total other comprehensive income (loss)	—	—	—	—	—	(1,583)	—	(1,583)
Balance at March 31, 2019	49,908	$5	(7,162)	$(82,087)	$533,224	$(31,966)	$(249,776)	$169,400
See accompanying notes to condensed consolidated financial statements.

SYNCHRONOSS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Three Months Ended March 31,
	2020	2019
Operating activities:
Net loss continuing operations	$(3,350)	$(19,737)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,357	20,143
Amortization of debt issuance costs	—	155
(Gain) loss on extinguishment of debt	—	(387)
Loss (earnings) from Equity method investments	—	1,243
(Gain) loss on Disposals of intangible assets	(1,843)	—
Amortization of bond premium	—	(36)
Deferred income taxes	(10)	(525)
Stock-based compensation	5,186	5,555
Changes in operating assets and liabilities:
Accounts receivable, net	(6,961)	(6,141)
Prepaid expenses and other current assets	(6,240)	4,272
Other assets	198	(242)
Accounts payable	7,515	6,084
Accrued expenses	1	(10,780)
Other liabilities	(415)	(370)
Deferred revenues	(20,454)	(4,918)
Net cash used in operating activities	(15,016)	(5,684)

Investing activities:
Purchases of fixed assets	(249)	(2,627)
Purchases of intangible assets and capitalized software	(4,428)	(2,704)
Proceeds from the sale of intangibles	1,843	—
Purchases of marketable securities available for sale	—	(11,278)
Maturity of marketable securities available for sale	11	26,207
Net cash (used in) provided by investing activities	(2,823)	9,598

Financing activities:
Taxes paid on withholding shares	(4)	—
Retirement of Convertible Senior Notes & related costs	—	(16,106)
Borrowings on revolving line of credit	10,000	—
Preferred dividend payment	—	(7,075)
Payments on capital obligations	—	(280)
Net cash provided by (used in) financing activities	9,996	(23,461)

Effect of exchange rate changes on cash	(252)	(19)

Net decrease in cash and cash equivalents	(8,095)	(19,566)
Cash, restricted cash and cash equivalents, beginning of period	39,001	109,860
Cash, restricted cash and cash equivalents, end of period	$30,906	$90,294

Supplemental disclosures of non-cash investing and financing activities:
Paid in kind dividends on Series A Convertible Participating Perpetual Preferred Stock	$8,623	$7,075

 See accompanying notes to condensed consolidated financial statements.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

1. Description of Business

General

Synchronoss Technologies, Inc. (“Synchronoss” or the “Company”) Digital, Cloud, Messaging and IoT platforms help the world’s leading companies, including operators, original equipment manufacturers (“OEMs”), and Technology, Media and Telecom (“TMT”) providers to deliver continuously transformative customer experiences that create high value engagement and new monetization opportunities.

The Company currently operates in and markets solutions and services directly through the Company’s sales organizations in North America, Europe and Asia-Pacific. The Company’s platforms give customers new opportunities in TMT space, taking advantage of the rapidly converging services, connected devices, networks and applications.

The Company delivers platforms, products and solutions including:

•Cloud sync, backup, storage, device set up, content transfer and content engagement for user generated content
•Advanced, multi-channel messaging peer-to-peer (“P2P”) communications and application-to-person (“A2P”) commerce solutions
•Digital experience management (Platform as a Service) - including digital journey creation, and journey design products that use analytics that power digital advisor products for IT and Business Channel Owners
•IoT management technology for Smart Cities, Smart Buildings and more

The Synchronoss Personal Cloud Platform™ is a secure and highly scalable white label platform designed to store and sync subscriber’s personally created content seamlessly to and from current and new devices. This allows an Operator’s customers to protect, engage with and manage their personal content and gives the Company’s Operator customers the ability to increase average revenue per user (“ARPU”) through a new monthly recurring charge (“MRC”) and opportunities to mine valuable data that will give subscribers access to new, beneficial services. Additionally, the Company’s Personal Cloud Platform performs an expanding set of value-add services including facilitating an Operator’s initial device setup and enhancing visibility and control across disparate devices within subscribers’ smart homes.

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

The Synchronoss Digital Experience Platform (“DXP”) is a purpose-built experience management toolset that sits between the Company’s customers end-user facing applications and their existing back end systems, enabling the authoring and management of customer journeys in a cloud-native no/low-code environment. This platform uses products such as Journey Creator, Journey Advisor, CX Baseline and Digital Coach to create a wide variety of insight-driven customer experiences across existing channels (digital and analogue) including creating the ability to pause and resume continuous, intelligent experiences in an omni-channel environment. DXP can be operated by IT professionals and “citizen” developers (business analysts, etc.) enabling the Company’s customers to bring more compelling and complex experiences to market in less time with fewer and more diverse resources in a real-time, collaborative environment.

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

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Basis of Presentation and Consolidation

The accompanying interim unaudited condensed consolidated financial statements have been prepared by Synchronoss and in the opinion of management, include all adjustments necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods. They do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020.

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

For further information about the Company’s basis of presentation and consolidation or its significant accounting policies, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

Risks and Uncertainties

There are many uncertainties regarding the current coronavirus ("COVID-19") pandemic, and the Company is closely monitoring the impact of the pandemic on all aspects of its business, including how it will impact its customers, employees, suppliers, vendors, business partners and distribution channels. While the pandemic did not materially affect the Company’s financial results and business operations in the Company’s first quarter ended March 31, 2020, the Company is unable to predict the impact that COVID-19 will have on its financial position and operating results due to numerous uncertainties. The Company will continue to assess the evolving impact of the COVID-19 pandemic and will make adjustments to its operations as necessary.

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
We adopted Topic 326 beginning on January 1, 2020 using the modified retrospective approach with a cumulative effect adjustment to opening retained earnings recorded at the beginning of the period of adoption. Upon adoption, we changed our impairment model to utilize a forward-looking current expected credit losses (CECL) model in place of the incurred loss methodology for financial instruments measured at amortized cost, including our accounts receivable. CECL estimates on accounts receivable are recorded as general and administrative expenses on our condensed consolidated statements of income. The cumulative effect adjustment from adoption was immaterial to our condensed consolidated financial statements.

Date of adoption: January 1, 2020.

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

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

	Three Months Ended March 31, 2020				Three Months Ended March 31, 2019
	Cloud	Digital	Messaging	Total	Cloud	Digital	Messaging	Total
Geography
Americas	$39,322	$10,937	$10,903	$61,162	$38,914	$20,764	$2,069	$61,747
APAC	—	558	9,175	9,733	—	998	18,155	19,153
EMEA	1,722	1,257	3,248	6,227	1,796	1,089	4,320	7,205
Total	$41,044	$12,752	$23,326	$77,122	$40,710	$22,851	$24,544	$88,105

Service Line
Professional Services	$4,161	$4,536	$5,230	$13,927	$3,718	$4,303	$12,487	$20,508
Transaction Services	1,307	1,074	—	2,381	1,362	2,016	—	3,378
Subscription Services	35,576	7,002	10,617	53,195	35,594	16,402	9,165	61,161
License	—	140	7,479	7,619	36	130	2,892	3,058
Total	$41,044	$12,752	$23,326	$77,122	$40,710	$22,851	$24,544	$88,105

Trade Accounts Receivable and Contract balances

The Company classifies its right to consideration in exchange for deliverables as either a receivable or a contract asset. A receivable is a right to consideration that is unconditional (i.e. only the passage of time is required before payment is due). For example, the Company recognizes a receivable for revenues related to its time and materials and transaction or volume-based contracts. The Company presents such receivables in Trade accounts receivable, net in its condensed consolidated statements of financial position at their net estimated realizable value. The Company maintains an allowance for credit losses to provide for the estimated amount of receivables that may not be collected. The allowance is based upon an assessment of customer creditworthiness, historical payment experience, the age of outstanding receivables and other economic indicators.

A contract asset is a right to consideration that is conditional upon factors other than the passage of time. For example, the Company would record a contract asset if its records revenue on a professional services engagement but are not entitled to bill until the Company achieves specified milestones. Contract asset balance at March 31, 2020 is $4.9 million.

Amounts collected in advance of services being provided are accounted for as contract liabilities, which are presented as deferred revenue on the accompanying Condensed Consolidated Balance Sheets and are realized with the associated revenue recognized under the contract. Nearly all of the Company's contract liabilities balance is related to services revenue, primarily subscription services contracts.

The Company’s contract assets and liabilities are reported in a net position on a customer basis at the end of each reporting period.

Significant changes in the contract liabilities balance (current and noncurrent) during the period are as follows (in thousands):

Contract Liabilities*
Balance - January 1, 2020	$87,799
Revenue recognized in the period	(74,882)
Amounts billed but not recognized as revenue	54,171
Balance - March 31, 2020	$67,088
________________________________
* Comprised of Deferred Revenue

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Transaction price allocated to the remaining performance obligations

Topic 606 requires that the Company disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of March 31, 2020. The Company has elected not to disclose transaction price allocated to remaining performance obligations for:

1.Contracts with an original duration of one year or less, including contracts that can be terminated for convenience without a substantive penalty;
2.Contracts for which the Company recognizes revenues based on the right to invoice for services performed;
3.Variable consideration allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer a distinct good or service that forms part of a single performance obligation in accordance with Topic 606 Section 10-25-14(b), for which the criteria in Topic 606 Section 10-32-40 have been met. This applies to a limited number of situations where the Company is dependent upon data from a third party or where fees are highly variable.

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

As of March 31, 2020, the aggregate amount of transaction price allocated to remaining performance obligations, other than those meeting the exclusion criteria above, was $173.4 million, of which approximately 86.7 percent is expected to be recognized as revenues within 2 years, and the remainder thereafter.

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

4. Fair Value Measurements

In accordance with accounting principles generally accepted in the United States, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A three-level hierarchy prioritizes the inputs used to measure fair value as follows:

•Level 1 - Observable inputs - quoted prices in active markets for identical assets and liabilities;
•Level 2 - Observable inputs other than the quoted prices in active markets for identical assets and liabilities includes quoted prices for similar instruments, quoted prices for identical or similar instruments in inactive markets, and amounts derived from valuation models where all significant inputs are observable in active markets; and
•Level 3 - Unobservable inputs - includes amounts derived from valuation models where one or more significant inputs are unobservable and require the Company to develop relevant assumptions.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

The following is a summary of assets, liabilities and redeemable noncontrolling interests and their related classifications under the fair value hierarchy:

	March 31, 2020
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Cash, cash equivalents and restricted cash (1)	$30,906	$30,906	$—	$—
Total assets	$30,906	$30,906	$—	$—
Temporary equity
Redeemable noncontrolling interests (3)	$12,500	$—	$—	$12,500
Total temporary equity	$12,500	$—	$—	$12,500

	December 31, 2019
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Cash, cash equivalents and restricted cash (1)	$39,001	$39,001	$—	$—
Marketable securities-short term (2)	11	—	11	—
Total assets	$39,012	$39,001	$11	$—
Temporary Equity
Redeemable noncontrolling interests (3)	$12,500	$—	$—	$12,500
Total temporary equity	$12,500	$—	$—	$12,500
________________________________
(1)Cash equivalents primarily included money market funds.
(2)Marketable securities are comprised of municipal bonds, certificates of deposit. corporate bonds, treasury bonds, and mutual funds.
(3)Put arrangements held by the noncontrolling interests in certain of the Company’s joint ventures.

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

The changes in fair value of the Company’s Level 3 redeemable noncontrolling interests during the three months ended March 31, 2020 were as follows:

Balance at December 31, 2019	$12,500
Fair value adjustment	(17)
Net income attributable to redeemable noncontrolling interests	17
Balance at March 31, 2020	$12,500

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

5. Leases

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

The following table presents information about the Company's Right of Use (ROU) assets and lease liabilities at March 31, 2020 (in thousands):

ROU assets:
Non-current operating lease ROU assets	$52,576

Operating lease liabilities:
Current operating lease liabilities*	$8,639
Non-current operating lease liabilities	59,085
Total operating lease liabilities	$67,724
________________________________
* Amounts are included in Accrued Expenses on Condensed Consolidated Balance Sheets.

The following table presents information about lease expense and sublease income for the three months ended March 31, 2020 (in thousands):

Three Months Ended
March 31, 2020
Operating lease cost*	$3,050
Other lease costs and income:
Variable lease costs*	325
Sublease income*	(966)
Total net lease cost	$2,409
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

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

The following table provides the undiscounted amount of future cash flows included in our lease liabilities at March 31, 2020 for each of the five years subsequent to December 31, 2019 and thereafter, as well as a reconciliation of such undiscounted cash flows to our lease liabilities at March 31, 2020 (in thousands):

Operating Leases
Remaining 2020	$10,242
2021	13,077
2022	12,470
2023	10,168
2024	10,269
Thereafter	33,841
Total future lease payments	90,067
Less: amount representing interest	(22,343)
Present value of future lease payments (lease liability)	$67,724

The following table provides the weighted-average remaining lease term and weighted-average discount rates for our leases as of March 31, 2020:

Operating Leases:
Weighted-average remaining lease term (years), weighted based on lease liability balances	7.43
Weighted-average discount rate (percentages), weighted based on the remaining balance of lease payments	8.0%

The following table provides certain cash flow and supplemental noncash information related to our lease liabilities for the three months ended March 31, 2020 (in thousands):

Operating Leases:
Cash paid for amounts included in the measurement of lease liabilities	$3,290
Lease liabilities arising from obtaining right-of-use assets	805

6. Investments in Affiliates and Related Transactions

Sequential Technology International, LLC

In connection with the divestiture of the exception handling business of the Company in 2017, Synchronoss entered into a three-year Cloud Telephony and Support services agreement (“CTS Agreement”) to grant Sequential Technology International, LLC (“STIN”) access to certain Synchronoss software and private branch exchange systems to facilitate exception handling operations required to support STIN customers.

The CTS agreement expired in the first quarter of 2020. At the time of the expiration, the Company entered into an Asset Purchase Agreement with STIN. As part of the agreement, the Company received $1.6 million in exchange for certain hardware and system assets for the cloud telephony and remaining support service business.

Subsequent to March 31, 2020, the Company entered into an agreement with STIN and AP Capital Holdings II, LLC (“APC”) to divest its remaining equity interest in STIN as well as settle its paid-in-kind purchase money note (“PIK note”) and certain amounts due as of December 31, 2019 in consideration for a $9.0 million secured promissory note (the “Note”), which includes contingent consideration of up to $16.0 million. The Note has an 8% interest rate and a 3-year stated term. As part of the arrangement, APC acquired a majority stake of STIN. The Company has secured a new commercial agreement with STIN.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

7. Debt

2019 Revolving Credit Facility

On October 4, 2019, the Company entered into a Credit Agreement with Citizens Bank, N.A., for a $10.0 million Revolving Credit Facility. Borrowings under the Revolving Credit Facility bear interest at a rate equal to, at the Company’s option, either (1) the arithmetic average of the LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period (one, three or six months (or 12 months if agreed to by all applicable Lenders)) as selected by the Company relevant to such borrowing plus the applicable margin, or (2) a base rate determined by reference to the greatest of the federal funds rate plus 0.50%, the prime commercial lending rate as determined by the Agent, and the daily LIBOR rate plus 1.00%, in each case plus an applicable margin and subject to a floor of 0%. In addition, on a quarterly basis, the Company is required to pay each lender under the Revolving Credit Facility a 0.2% commitment fee in respect of commitments under the Revolving Credit Facility, which may be subject to adjustment based on the Company’s total leverage ratio. The outstanding balance under the Revolving Credit Facility as of March 31, 2020 is $10.0 million.

Interest expense

The following table summarizes the Company’s interest expense:

	Three Months Ended March 31,
	2020	2019
Convertible Senior Notes
Amortization of debt issuance costs	$—	$155
Interest on borrowings	—	191
2019 Revolving Credit Facility
Amortization of debt issuance costs	16	—
Commitment fee	4	—
Interest on borrowings	14	—
Other	211	239
Total	$245	$585

8. Accumulated Other Comprehensive (Loss) / Income

The changes in accumulated other comprehensive (loss) income during the three months ended March 31, 2020 were as follows:

	Balance at December 31, 2019	Other comprehensive loss	Tax effect	Balance at March 31, 2020
Foreign currency	$(28,204)	$(3,941)	$—	$(32,145)
Unrealized loss on intra-entity foreign currency transactions	(4,306)	(486)	114	(4,678)
Unrealized holding gains (losses) on marketable debt securities	(751)	751	—	—
Total	$(33,261)	$(3,676)	$114	$(36,823)

9. Stockholders’ Equity

There were no significant changes to Company’s authorized capital stock and preferred stock during the three months ended March 31, 2020.

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

As of March 31, 2020, there were 225,059 shares of Series A Preferred Stock outstanding, including the initial issuance of 185,000 shares of Series A Preferred Stock and the issuance of 40,059 shares of Series A Preferred Stock as dividends.

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

On and after the fifth anniversary of February 15, 2018, holders of shares of Series A Preferred Stock have the right to cause the Company to redeem each share of Series A Preferred Stock for cash in an amount equal to the sum of the current liquidation preference and any accrued dividends. Each share of Series A Preferred Stock is also redeemable at the option of the holder upon the occurrence of a “Fundamental Change” (as that term is defined in the Series A Certificate) at a specified premium (“Liquidation Value”). In addition, the Company is also permitted to redeem all outstanding shares of the Series A Preferred Stock at any time (i) within the first 30 months of the date of issuance for the sum of the then-applicable Liquidation Preference, accrued but unpaid dividends and a make whole amount (known as “Redemption Value”) and (ii) following the 30-month anniversary of the date of issuance for the sum of the then-applicable Liquidation Preference and the accrued but unpaid dividends. As of March 31, 2020, the Liquidation Value and Redemption Value of the Preferred Shares was $243.1 million.

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

A summary of the Company’s Series A Convertible Participating Perpetual Preferred Stock balance at March 31, 2020 and changes during the three months ended March 31, 2020, are presented below:

	Preferred Stock
	Shares	Amount
Balance at December 31, 2019	217	$200,865
Issuance of preferred stock	8	—
Initial discount and issuance costs related to preferred stock	—	—
Amortization of preferred stock issuance costs	—	750
Issuance of preferred PIK dividend	—	7,873
Balance at March 31, 2020	225	$209,488

Registration Rights

There were no significant changes to the Company’s registration rights during the three months ended March 31, 2020.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Stock Plans

There were no significant changes to the Company’s Stock Plans during the three months ended March 31, 2020. As of March 31, 2020, there were 0.3 million shares available for the grant or award under the Company’s 2015 Plan and 0.3 million shares available for the grant or award under the Company’s 2017 New Hire Equity Incentive Plan.

The Company’s performance cash awards granted to executives under the Long Term Incentive (“LTI”) Plans have been accounted for as liability awards, due to the Company’s intent and the ability to settle such awards in cash upon vesting and has reflected such awards in accrued expenses. As of March 31, 2020, the liability for such awards is approximately $0.5 million.

Stock-Based Compensation

The following table summarizes stock-based compensation expense related to all of the Company’s stock awards included by operating expense categories, as follows:

	Three Months Ended March 31,
	2020	2019
Cost of revenues	$752	$686
Research and development	1,431	1,225
Selling, general and administrative	2,986	3,644
Total stock-based compensation expense	$5,169	$5,555

The following table summarizes stock-based compensation expense related to all of the Company’s stock awards included by award types, as follows:

	Three Months Ended March 31,
	2020	2019
Stock options	$1,783	$1,697
Restricted stock awards	3,334	3,798
Performance Based Cash Units	52	60
Total stock-based compensation before taxes	$5,169	$5,555
Tax benefit	$924	$1,058

The total stock-based compensation cost related to unvested equity awards as of March 31, 2020 was approximately $30.5 million. The expense is expected to be recognized over a weighted-average period of approximately 1.53 years.

The total stock-based compensation cost related to unvested performance based cash units as of March 31, 2020 was approximately $1.2 million. The expense is expected to be recognized over a weighted-average period of approximately 2.15 years.

Stock Options

There were no significant changes to the Company’s Stock Option Plans during the three months ended March 31, 2020.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

The Company uses the Black-Scholes option pricing model for determining the estimated fair value for stock options. The weighted-average assumptions used in the Black-Scholes option pricing model are as follows:

	Three Months Ended March 31,
	2020	2019
Expected stock price volatility	72.5%	69.2%
Risk-free interest rate	1.4%	2.5%
Expected life of options (in years)	4.45	4.23
Expected dividend yield	0.0%	0.0%
Weighted-average fair value (grant date) of the options	$3.09	$3.95

The following table summarizes information about stock options outstanding as of March 31, 2020:

Options	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2019	4,922	$14.54
Options Granted	1,524	5.43
Options Exercised	—	—
Options Cancelled	(132)	24.36
Outstanding at March 31, 2020	6,314	$12.13	5.17	$—
Vested at March 31, 2020	1,859	$22.34	3.61	$—
Exercisable at March 31, 2020	1,859	$22.34	3.61	$—

The total intrinsic value of stock options exercisable at March 31, 2020 and 2019 was nil and nil, respectively. The total intrinsic value of stock options exercised during the three months ended March 31, 2020 and 2019 was nil and nil, respectively.

Awards of Restricted Stock and Performance Stock

There were no significant changes to the Company’s restricted stock award (“Restricted Stock”) and performance stock plan during the three months ended March 31, 2020.

A summary of the Company’s unvested restricted stock at March 31, 2020, and changes during the three months ended March 31, 2020, is presented below:

Unvested Restricted Stock	Number of Awards	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2019	3,375	$8.68
Granted	248	5.24
Vested	(209)	14.40
Forfeited	(192)	7.83
Unvested at March 31, 2020	3,222	$7.64

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

A summary of the Company’s unvested performance-based cash units at March 31, 2020 and changes during the three months ended March 31, 2020, is presented below:

Unvested Cash Units	Number of Units	Weighted- Average Period End Fair Value
Unvested at December 31, 2019	1,046	$4.75
Granted	1,391	—
Vested	—	—
Forfeited	—	—
Unvested at March 31, 2020	2,437	$3.05

Performance based cash units are measured at the closing stock price at the reporting period end date and are recognized straight line over the requisite service period. The expense for the period will increase or decrease based on updated fair values of these awards at each reporting date.

10. Income Taxes

In March 2020, in response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law. The CARES Act provides numerous tax provisions and other stimulus measures, including temporary changes regarding the prior and future utilization of net operating losses. The CARES Act amends the Net Operating Loss (“NOL”) provisions of the Tax Cuts and Jobs Act, allowing for the carryback of losses arising in tax years 2018, 2019 and 2020, to each of the five taxable years preceding the taxable year of loss. The Company filed a carryback claim in the second quarter of 2020 for the NOL generated in tax year 2018, which will result in a refund of previously paid taxes. The carryback of the 2018 NOL will result in an increase in the Company’s 2019 tax liability, so the Company has also recorded an estimate of the additional 2019 current tax expense in the first quarter income tax provision. The estimated net income tax benefit associated with the 2018 NOL carryback is approximately $9 million, and this was recorded discretely in the first quarter income tax provision.

The Company recognized approximately $12.4 million and $1.4 million in related income tax benefit during the three months ended March 31, 2020 and 2019, respectively. The effective tax rate was approximately 78.8% for the three months ended March 31, 2020. The effective tax rate was primarily driven by the impact of the new NOL carryback provisions discussed above and valuation allowances recorded in domestic and foreign jurisdictions, partially offset by the impact of permanent book-tax differences. The Company continues to consider all available evidence, including historical profitability and projections of future taxable income together with new evidence, both positive and negative, that could affect the view of the future realization of deferred tax assets. As a result of the assessment, no change was recorded by the Company to the valuation allowance during the three months ended March 31, 2020.

11. Restructuring

The Company continues to execute certain restructurings to identify workforce optimization opportunities to better align the Company’s resources with its key strategic priorities. A summary of the Company’s restructuring accrual at March 31, 2020 and changes during the three months ended March 31, 2020, are presented below:

	Balance at December 31, 2019	Charges	Payments	Other Adjustments1	Balance at March 31, 2020
Employment termination costs	$90	$1,450	$(223)	$(1)	$1,316

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

	Three Months Ended March 31,
	2020	2019
Numerator - Basic:
Net loss from continuing operations	$(3,350)	$(19,737)
Net loss attributable to redeemable noncontrolling interests	(17)	(313)
Preferred stock dividend	(8,909)	(7,537)
Net loss attributable to Synchronoss	$(12,276)	$(27,587)

Numerator - Diluted:
Net loss from continuing operations attributable to Synchronoss	$(12,276)	$(27,587)
Income effect for interest on convertible debt, net of tax	—	—
Net loss attributable to Synchronoss	$(12,276)	$(27,587)

Denominator:
Weighted average common shares outstanding — basic	41,483	40,320
Dilutive effect of:
Shares from assumed conversion of convertible debt [1]	—	—
Shares from assumed conversion of preferred stock [2]	—	—
Options and unvested restricted shares	—	—
Weighted average common shares outstanding — diluted	41,483	40,320

Earnings per share:
Basic	$(0.30)	$(0.68)
Diluted	$(0.30)	$(0.68)

Anti-dilutive stock options excluded	—	—
Unvested shares of restricted stock awards	3,222	2,365
________________________________
(1) The calculation does not include the effect of assumed conversion of convertible debt of 1,957,105 shares for the three months ended March 31, 2019, which is based on 18.8072 shares per $1,000 principal amount of the Senior Convertible Notes.
(2) The calculation does not include the effect of assumed conversion of preferred stock of 12,503,264 and 10,843,394 shares, for the three months ended March 31, 2020 and 2019, respectively, which is based on 55.5556 shares per $1,000 principal amount of the preferred stock, because the effect would have been anti–dilutive.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

13. Commitments, Contingencies and Other

Purchase Obligations

Aggregate annual future minimum payments under non-cancelable agreements are as follows:

As of March 31, 2020	Non-cancelable agreements
2020	$19,628
2021	2,562
2022	2,207
2023 and thereafter	920
Total	$25,317

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

On May 1, 2017, May 2, 2017, June 8, 2017 and June 14, 2017, four putative class actions were filed against the Company and certain of its current and former officers and directors in the United States District Court for the District of New Jersey (the “Securities Law Action”). After these cases were consolidated, the court appointed as lead plaintiff Employees’ Retirement System of the State of Hawaii, which filed, on November 20, 2017, a consolidated complaint purportedly on behalf of purchasers of the Company’s common stock between February 3, 2016 and June 13, 2017. On February 2, 2018, the defendants moved to dismiss the consolidated complaint in its entirety, with prejudice. Before that motion was decided, on August 24, 2018, lead plaintiff filed a consolidated amended complaint purportedly on behalf of purchasers of the Company’s common stock between October 28, 2014 and June 13, 2017. On June 28, 2019, the Court granted defendants’ motion to dismiss the consolidated amended complaint in its entirety, without prejudice, allowing lead plaintiff to leave to amend its complaint. On August 14, 2019, lead plaintiff filed a second amended complaint. The second amended complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and it alleges, among other things, that the defendants made false and misleading statements of material information concerning the Company’s financial results, business operations, and prospects. On October 4, 2019, the defendants moved to dismiss the second amended complaint in its entirety, with prejudice. Defendants’ motion to dismiss is pending before the Court. The Company believes that the asserted claims lack merit and intends to defend against all of the claims vigorously. The plaintiff seeks unspecified damages, fees, interest, and costs. Due to the inherent uncertainties of litigation, the Company cannot predict the outcome of the actions at this time and can give no assurance that the asserted claims will not have a material adverse effect on its financial position or results of operations.

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

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

The Operative Complaint’s allegations relate to substantially the same facts as those underlying the Securities Law Action described above. Plaintiff seeks unspecified damages and for the Company to take steps to improve its corporate governance and internal procedures. On March 11, 2019, the defendants filed a motion to dismiss the Operative Complaint, which the Court granted in substantial part on November 26, 2019. On December 10, 2019, the defendants filed a motion for reconsideration respecting the only claim to survive the motion to dismiss, which motion is pending before the Court.

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

14. Additional Financial Information

Other Income, net

The following table sets forth the components of included in the Other Income, net included in the Condensed Consolidated Statements of Operations:

	Three Months Ended March 31,
	2020	2019
FX gains (losses) (1)	$(212)	$157
Income from sale of intangible assets (2)	1,843	—
Other (3)	61	306
Total	$1,692	$463
________________________________
(1)Fair value of foreign exchange gains and losses
(2)Represents gain on sale on the Company’s IP addresses
(3)Represents an aggregate of individually immaterial transactions

15. Subsequent Events

Sequential Technology International, LLC

Subsequent to March 31, 2020, the Company agreed to divest its equity interest in STIN. Please refer to Note 6. Investments in Affiliates and Related Transactions of this Quarterly Report on Form 10-Q for further detail.

Preferred Dividends

Subsequent to March 31, 2020, the Company paid in-kind the accrued Preferred Dividends of $8.2 million.

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

The words “Synchronoss,” “we,” “our,” “ours,” “us,” and the “Company” refer to Synchronoss Technologies, Inc. and its consolidated subsidiaries. This quarterly report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to risks and uncertainties and are based on the beliefs and assumptions of our management based on information currently available to our management. Use of words such as “believes,” “expects,” “anticipates,” “intends,” “plans,” “hopes,” “should,” “continues,” “seeks,” “likely” or similar expressions, indicate a forward-looking statement. Forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions, including, but not limited to, risks, uncertainties and assumptions relating to the duration and severity of the COVID-19 pandemic and its impact on our business and financial performance. Actual results may differ materially from the forward-looking statements we make. We caution investors not to place substantial reliance on the forward-looking statements included in this quarterly report. These statements speak only as of the date of this quarterly report, and we undertake no obligation to update or revise the statements in light of future developments. All numbers are expressed in thousands unless otherwise stated.

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

Impacts of the Recent Novel Coronavirus (COVID-19)

This disclosure discusses the actions the Company has taken in response to the COVID-19 crisis and the impacts that the situation has had on our business, as well as related known or expected trends.

COVID-19 was identified in China in late 2019 and has since spread throughout the world, including throughout the United States (U.S.). COVID-19 has resulted in authorities implementing numerous preventative measures to contain or mitigate the outbreak of the virus, such as travel bans and restrictions, limitations on business activity, quarantines, and shelter-in-place orders.

These restrictions and our responses to them are impacting our customers and their use of our products and services. In addition, governments have imposed a wide variety of consumer protection measures that limit how certain businesses, including TMT companies, can operate their businesses and interact with their customers. The crisis and governmental responses to the crisis have also resulted in a slowdown of global economic activity, which has impacted our customers. As a result, prior trends in our business may not be applicable to our operations during the pendency of the crisis.

The impact of COVID-19 for the remainder of the year and beyond will depend significantly on the duration and potential cyclicality of the health crisis and the related public policy actions, additional initiatives we undertake in response to employee, market or regulatory needs or demands, the length and severity of the global economic slowdown, and whether and how our customers change their behaviors over the longer term. As a result, the demand for our products and services, as well as our overall results of operations, may be materially and adversely impacted by the pandemic for the duration of 2020 or longer, and we are unable to predict the duration or degree of such impact with any certainty.

In response to COVID-19, we have been executing our business continuity plans and evolving our operations to protect the safety of our employees while continuing to provide critical products and services to our customers. Some of the initiatives the Company has undertaken include:

•Working with our customers to continue to provide our products and services through the pandemic
•Enhancing our safety protocols moving the majority of our employees to remote work arrangements
•Adjusting business operations to address circumstances created by COVID-19
•Maintaining effective governance and internal controls in a remote work environment

As the crisis continues, we may revise our approach to these initiatives or take additional actions to meet the needs of our employees, customers and the Company and to continue to provide our products and services.

Revenues

We generate a majority of our revenues on a per transaction or subscription basis, which is derived from contracts that extend up to 60 months from execution.

The future success of our business depends on the continued growth of Business-to-Business and Business-to-Business-to-Consumer driving customer transactions, and continued expansion of our platforms into the TMT Market globally through Cloud, Messaging, Digital Transformation and Internet of Things (“IoT”) markets. As such, the volume of transactions and our ability to expand our footprint in TMT and globally may result in revenue fluctuations on a quarterly basis.

Most of our revenues are recorded in U.S. dollars but as we continue to expand our footprint with international carriers, we will become subject to currency translation that could affect our future net sales as reported in U.S. dollars.

Our top five customers accounted for 74.7% and 66.0% of net revenues for the three months ended March 31, 2020 and March 31, 2019, respectively. Contracts with these customers typically run for three to five years. Of these customers, Verizon accounted for more than 10% of our revenues in 2020 and 2019. The loss of Verizon as a customer would have a material negative impact on our company. However, we believe that the costs incurred and subscriber disruption by Verizon to replace Synchronoss’ solutions would be substantial.

Current Trends Affecting Our Results of Operations

As the full impact of the COVID-19 pandemic on our business continues to develop, we are actively monitoring the global situation. The extent of the impact of the COVID-19 pandemic on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, impact on our customers and our sales cycles, impact on our business operations, impact on our customer, employee or industry events, and effect on our vendors, all of which are uncertain and cannot be predicted. The extent to which the COVID-19 pandemic may impact our business, financial condition or results of operations is uncertain, but may include, without limitation, impacts to our paying user growth as well as disruptions to our business operations as a result of travel restrictions, shutdown of workplaces and potential impacts to our vendors. Additionally, our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates relative to U.S. dollars, our reporting currency, as well as changes in interest rates. Volatile market conditions arising from the COVID-19 pandemic have and may continue to negatively impact our results of operations and cash flows, due to a weakening of foreign currencies relative to the U.S. dollar, which may cause our revenues to decline relative to our costs.

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

Business from our traditional Synchronoss Messaging business has been driven by a resurgence in the need for white label secure messaging platforms that favor the Mobile Network Operator’s (“MNO”) business objectives and are not beholden to the objectives of a sponsoring over-the-top (“OTT”) platform. We believe that messaging drives higher subscriber engagement than any other application in the market today and holds the potential to stimulate new revenue from traditional services and third-party brands.  OTT global success has driven MNOs to look at opportunities to preempt and compete with the OTTs which has potential opportunity for Synchronoss’ future growth to be driven by the need of TMT companies including (and especially) MNOs to embrace Messaging as a Platform (“MaaP”). MaaP will allow TMT and MNO’s to converse with subscribers in an efficient, automated way by streamlining the costs and increasing the effectiveness of self-care, as well as yielding cross-sell upselling of service plans, devices, bundles, etc.. The Synchronoss Advanced Messaging Platform provides state of the art RCS-driven features including the ability to support advanced Peer to Peer communications and introduce new revenue streams driven by commerce and advertising via Application-to-Person capabilities.

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

Three months ended March 31, 2020 compared to the three months ended March 31, 2019

The following table presents an overview of our results of operations for the three months ended March 31, 2020 and 2019 (in thousands):

	Three months ended March 31,		2020 vs 2019
	2020	2019	$ Change
Net revenues	$77,122	$88,105	$(10,983)
Cost of revenues*	35,471	38,953	(3,482)
Research and development	19,788	19,681	107
Selling, general and administrative	26,344	29,246	(2,902)
Restructuring charges	1,450	421	1,029
Depreciation and amortization	11,356	20,143	(8,787)
Total costs and expenses	94,409	108,444	(14,035)
Loss from continuing operations	$(17,287)	$(20,339)	$3,052
________________________________
* Cost of revenues excludes depreciation and amortization which are shown separately.

Net revenues decreased $11.0 million to $77.1 million for the three months ended March 31, 2020, compared to the same period in 2019. The decrease in revenue is primarily driven by the expiration of the STIN Cloud Telephony and Support services agreement and the sunset of certain legacy products.

Cost of revenues decreased $3.5 million to $35.5 million for the three months ended March 31, 2020, compared to the same period in 2019. The 2020 decrease was primarily due to cost savings initiatives implemented by the Company. These initiatives resulted in a significant decrease in cost of revenues driven mainly by data center consolidation and operating expense savings.

Research and development expense increased $0.1 million to $19.8 million for the three months ended March 31, 2020, compared to the same period in 2019. Research and development remained relatively flat against the comparable period.

Selling, general and administrative expense decreased $2.9 million to $26.3 million for the three months ended March 31, 2020, compared to the same period in 2019. The 2020 decrease was primarily driven by a continued effort to streamline external costs related to outside consultants and legal fees.

Restructuring charges were $1.5 million and $0.4 million for the three months ended March 31, 2020 and 2019, respectively, which primarily related to employment termination costs as a result of the work-force reductions initiated in the current year to reduce operating costs and align our resources with our key strategic priorities.

Depreciation and amortization expense decreased $8.8 million to $11.4 million for the three months ended March 31, 2020, compared to the same period in 2019. The 2020 decrease was primarily attributable to the expiration of amortizable acquired assets in combination with reduced capital expenditures mainly as a result of the data center consolidation efforts, partially offset by the increased amortization of capitalized software.

Income tax. The Company recognized approximately $12.4 million and $1.4 million in related income tax benefit during the three months ended March 31, 2020 and 2019, respectively. The effective tax rate was approximately 78.8% for the three months ended March 31, 2020. The effective tax rate was primarily driven by the Company’s ability to recognize certain loss carrybacks as a result of the enactment of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) in the first quarter. The Company’s effective tax rate was approximately 6.6% for the three months ended March 31, 2019, which was lower than the U.S. federal statutory rate primarily due to the full valuation allowance recorded in the fourth quarter of 2018 and the tax benefits recorded discretely in the third quarter of 2018 from the expiration of the statute of limitations for uncertain tax positions and the reversal of a deferred tax liability related to a change in foreign tax residency.

Liquidity and Capital Resources

As of March 31, 2020, our principal sources of liquidity have been cash provided by operations and capital from our revolving credit facility. Our cash, cash equivalents, marketable securities and restricted cash balance was $30.9 million at March 31, 2020. We anticipate that our principal uses of cash, cash equivalents, and marketable securities will be to fund the expansion of our business through both organic growth and the expansion of our customer base. Uses of cash will also include technology expansion, capital expenditures, and working capital.

At March 31, 2020, our non-U.S. subsidiaries held approximately $5.8 million of cash and cash equivalents that are available for use by our operations around the world. At this time, we believe the funds held by all non-U.S. subsidiaries will be permanently reinvested outside of the U.S. However, if these funds were repatriated to the U.S. or used for U.S. operations, certain amounts could be subject to U.S. tax for the incremental amount in excess of the foreign tax paid. Due to the timing and circumstances of repatriation of these earnings, if any, it is not practical to determine the unrecognized deferred tax liability related to the amount.

We believe that our existing cash, cash equivalents, marketable securities, credit facility, and our ability to manage working capital and expected positive cash flows generated from operations in combination with continued expense reductions will be sufficient to fund our operations for the next twelve months from the date of filing based on our current business plans. However, as the impact of the COVID-19 pandemic on the economy and our operations evolves, we will continue to assess our liquidity needs. Given the economic uncertainty as a result of the pandemic, we have taken actions to improve our current liquidity position, including, reducing working capital, reducing operating by and substantially reducing discretionary spending. Even with these actions however, an extended period of economic disruption as a result of COVID-19 could materially affect our business, results of operations, ability to meet debt covenants, access to sources of liquidity and financial condition. Our liquidity plans are subject to a number of risks and uncertainties, including those described in the "Forward-Looking Statements" section of this MD&A and Part I, Item 1A. “Risk Factors”, some of which are outside of our control.

Revolving Credit Facility

During the quarter, the Company drew the $10.0 million from our Revolving Credit Facility. For further details, see Note 7. Debt of the Notes to Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q.

Share Repurchase Program

There were no repurchases in 2020.

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

On and after the fifth anniversary of February 15, 2018, holders of shares of Series A Preferred Stock have the right to cause the Company to redeem each share of Series A Preferred Stock for cash in an amount equal to the sum of the current liquidation preference and any accrued dividends. Each share of Series A Preferred Stock is also redeemable at the option of the holder upon the occurrence of a “Fundamental Change” (as that term is defined in the Series A Certificate) at a specified premium (“Liquidation Value”). In addition, the Company is also permitted to redeem all outstanding shares of the Series A Preferred Stock at any time (i) within the first 30 months of the date of issuance for the sum of the then-applicable Liquidation Preference, accrued but unpaid dividends and a make whole amount (known as “Redemption Value”) and (ii) following the 30-month anniversary of the date of issuance for the sum of the then-applicable Liquidation Preference and the accrued but unpaid dividends. As of March 31, 2020, the Liquidation Value and Redemption Value of the Preferred Shares was $243.1 million.

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

Discussion of Cash Flows

A summary of net cash flows follows (in thousands):

	Three Months Ended March 31,		Change
	2020	2019	2020 vs 2019
Net cash provided by (used in):
Operating activities	$(15,016)	$(5,684)	$(9,332)
Investing activities	(2,823)	9,598	(12,421)
Financing activities	9,996	(23,461)	33,457

Our primary source of cash is receipts from revenue. The primary uses of cash are personnel and related costs, telecommunications and facility costs related primarily to our cost of revenue and general operating expenses including professional service fees, consulting fees, building and equipment maintenance and marketing expense.

Cash flows from operating activities for the three months ended March 31, 2020 was $15.0 million cash used in operating activities, as compared to $5.7 million of cash used in operating activities for the same period in 2019. The increase of cash used by operating activities of $9.3 million was primarily due to favorable changes in cash earnings of $4.9 million in 2020 vs 2019 and an unfavorable change in working capital of $14.3 million.

Cash flows from investing for the three months ended March 31, 2020 was $2.8 million cash used for investing, as compared to $9.6 million in cash provided by investing activities during the same period in 2019. The cash used for investing in the current year was primarily related to the purchase of fixed assets and investment in capitalized software offset by the sale of certain IP address assets. The net decrease in cash from investing activities from the prior year mainly related to the net proceeds from the purchases and sales of marketable securities in the prior year that were not present in the current period.

Cash flows from financing for three months ended March 31, 2020 was $10.0 million of cash provided, as compared to $23.5 million of cash used by financing activities for the same period in 2019. The cash provided from investing activities was attributable to the $10.0 million drawdown from our Revolving Credit Facility in the current quarter. The net change in cash provided from financing activities from the prior year is primarily attributable to the cash provided from the Revolving Credit Facility in the current quarter offset by first quarter repayments for our Convertible Senior Notes in 2019.

Effect of Inflation

Although inflation generally affects us by increasing our cost of labor and equipment, we do not believe that inflation has had any material effect on our results of operations during 2020 and 2019. We do not expect the current rate of inflation to have a material impact on our business.

Contractual Obligations
Our contractual obligations consist of contingent consideration, office equipment and colocation services and contractual commitments under third-party hosting, software licenses and maintenance agreements. The following table summarizes our long-term contractual obligations as of March 31, 2020 (in thousands).

	Payments Due by Period
	Total	2020	2021-2023	2024-2025	Thereafter
Revolving Credit Facility	$10,000	$10,000	$—	$—	$—
Interest	18	18	—	—	—
Operating lease obligations	90,067	10,242	35,715	20,163	23,947
Purchase obligations *	25,317	19,628	5,689	—	—
Total	$125,402	$39,888	$41,404	$20,163	$23,947
_______________________________
* Amount represents obligations associated with colocation agreements and other customer delivery related purchase obligations.

Uncertain Tax Positions

Unrecognized tax positions of $3.5 million at March 31, 2020 are excluded from the table above as we are not able to reasonably estimate when we would make any cash payments required to settle these liabilities, but we do not believe that the ultimate settlement of our obligations will materially affect our liquidity. We do not expect that the balance of unrecognized tax benefits will significantly increase or decrease over the next twelve months.

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

These estimates and assumptions take into account historical and forward looking factors that the Company believes are reasonable, including but not limited to the potential impacts arising from COVID-19 and public and private sector policies and initiatives aimed at reducing its transmission. As the extent and duration of the impacts from COVID-19 remain unclear, the Company’s estimates and assumptions may evolve as conditions change. Actual results could differ significantly from those estimates. If actual results or events differ materially from those contemplated by us in making these estimates, our reported financial condition and results of operations for future periods could be materially affected. See Part II, “Item 1A. Risk Factors” in this Form 10-Q for certain matters bearing risks on our future results of operations.

During the three months ended March 31, 2020, the Company made changes in its accounting policies over Accounting Standards Update No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. These updates are described in detail in Note 2. Basis of Presentation and Consolidation. Aside from the adoption of Topic 326, there were no significant changes in our critical accounting policies and estimates discussed in our Form 10-K for the year ended December 31, 2019 during the three months ended March 31, 2020.  Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019 for a more complete discussion of our critical accounting policies and estimates.

Recently Issued Accounting Standards

For a discussion of recently issued accounting standards see Note 2. Basis of Presentation and Consolidation included in Part I, Item 1. “Notes to Condensed Consolidated Financial Statements (unaudited)” of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2020 and December 31, 2019 that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

The primary objective of our investment activities is to preserve our capital for the purpose of funding operations, while at the same time maximizing the income, we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and short- and long-term investments in a variety of securities, which could include commercial paper, money market funds and corporate and government debt securities. Our cash, cash equivalents and marketable securities at March 31, 2020 and December 31, 2019 were invested in liquid money market accounts, certificates of deposit and government securities. All market-risk sensitive instruments were entered into for non-trading purposes.

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

Interest Rate Risk

We are exposed to the risk of interest rate fluctuations on the interest income earned on our cash and cash equivalents. A hypothetical 100 basis point movement in interest rates applicable to our cash and cash equivalents outstanding at March 31, 2020 would increase interest income by approximately $0.3 million on an annual basis.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934), as of the end of the period covered by this quarterly report, that ensure that information relating to the registrant which is required to be disclosed in this report is recorded, processed, summarized and reported within required time periods using the criteria for effective internal control established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the registrant’s disclosure controls and procedures were effective as of March 31, 2020.

Changes in Internal Control Over Financial Reporting

We completed an implementation of a new enterprise resource planning, or ERP, system during the first quarter of 2020. The ERP system replaced or enhanced certain internal financial, operating and other systems that are critical to our business operations. The ERP implementation affected the processes that constitute our internal control over financial reporting. Management has taken steps to ensure that appropriate controls were designed and implemented as the new ERP system was implemented.

With the exception of the ERP implementation described above, there were no changes in the Company's internal control over financial reporting that occurred during the quarterly period ended March 31, 2020 that have materially affected, or are reasonably likely to materially effect, the Company's internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures and internal control over financial reporting, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures and internal control over financial reporting must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

For a discussion of our material pending legal proceedings that could impact our results of operations, financial condition or cash flows see Note 13. Commitments, Contingencies and Other included in Part I, Item 1. “Notes to Condensed Consolidated Financial Statements (unaudited)” of this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

Except as stated below, there have been no material changes to our risk factors as previously disclosed in Part I, Item 1A. included in our Annual Report on Form 10-K for the year ended December 31, 2019. In addition, the impacts of COVID-19 and any worsening of the economic environment may exacerbate the risks described below and in our Annual Report on Form 10-K for the year ended December 31, 2019, any of which could have a material impact on us.

Operational Risks

Public health crises, including the recent novel coronavirus (COVID-19) outbreak, could materially adversely affect our business, financial condition and results of operations. Our business is based on our ability to provide products and services to customers throughout the United States and around the world and the ability of those customers to utilize and pay for those products and services for their businesses. As a result, our business could be materially adversely affected by a crisis, like the COVID-19 outbreak, that significantly impacts our current and potential customers and vendors. In addition, such a crisis could significantly increase the probability or consequences of the risks our business faces in ordinary circumstances, such as risks associated with our supplier and vendor relationships, risks of an economic slowdown, regulatory risks, and the costs and availability of financing. Because the severity, magnitude and duration of the COVID-19 outbreak and its economic consequences are uncertain and rapidly changing, the impact on our business, financial condition and results of operations remains uncertain and difficult to predict. In addition, the ultimate impact of the COVID-19 outbreak on our business, financial condition and results of operations depends on many factors, including those discussed above, that are not within our control.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.  OTHER INFORMATION
None.

ITEM 6.  EXHIBITS

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of the Registrant, incorporated by reference to Registrant’s Registration Statement on Form S‑1 (Commission File No. 333‑132080).
3.2	Amended and Restated Bylaws of the Registrant, incorporated by reference to Registrant’s Registration Statement on Form S‑1 (Commission File No. 333‑132080).
3.3	Amendment No. 1 to Amended and Restated Bylaws of Registration, incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on February 20, 2018.
10.1	Release Agreement dated as of April 22, 2020 between the Registrant and Mary Clark.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a‑14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes‑Oxley Act of 2002 (filed herewith)
31.2	Certification of Principal Financial Officer pursuant to Rule 13a‑14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes‑Oxley Act of 2002 (filed herewith)
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

May 21, 2020