Form 10-Q/A
period 2020-03-31
SYNCHRONOSS TECHNOLOGIES INC
filed 2020-06-01
CIK 1131554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
Amendment No. 1
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to
Commission file number 000-52049

SYNCHRONOSS TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	06-1594540
(State or other jurisdiction ofincorporation or organization)	(I.R.S. EmployerIdentification No.)

200 Crossing Boulevard, 8th Floor Bridgewater, New Jersey	8807
(Address of principal executive offices)	(Zip Code)

(866) 620-3940
(Registrant’s telephone number, including area code)

(Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

EXPLANATORY NOTE
The sole purpose of this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to the Quarterly Report on Form 10-Q of Synchronoss Technologies, Inc. (the “Company”) for the quarter ended March 31, 2020 that was filed with the Securities and Exchange Commission (the “SEC”) on May 21, 2020 (the “Form 10-Q”) is to add this Explanatory Note which was inadvertently omitted from the Form 10-Q.
As previously disclosed in the Company’s Current Report on Form 8-K filed with the SEC on May 8, 2020, in accordance with the SEC’s March 4, 2020 Order under Section 36 (Release No. 34-88318) of the Securities Exchange Act of 1934 (“Exchange Act”) granting exemptions from specified provisions of the Exchange Act and certain rules thereunder, as superseded by a subsequent order (Release No. 34-88465) issued on March 25, 2020 (collectively, the “Order”), the Company relied on the relief provided by the Order to briefly delay the filing of its Form 10-Q due to circumstances related to the coronavirus (COVID-19). Specifically, the Company disclosed that the Company’s operations had experienced disruptions due to the circumstances surrounding the COVID-19 pandemic including, but not limited to, suggested and mandated social distancing and stay home orders. These mandates and the resulting office closures had limited access to the Company’s facilities by the Company’s financial reporting and accounting staff as well as other advisors involved in the preparation of the Form 10-Q and impacted the Company’s ability to fulfill required preparation and review processes and procedures with respect to the Form 10-Q. The Company disclosed it expected to file the Form 10-Q by June 19, 2020, within 45 days after the original filing deadline of the Form 10-Q. The Company filed the Form 10-Q on May 21, 2020
In addition, as required by Rule 12b-15 under the Exchange Act, the Company is including in this Amendment certifications from its Chief Executive Officer and Chief Financial Officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act as exhibits to this Amendment. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. The Company is not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment.
This Amendment does not modify or update in any way the disclosures contained in or exhibits filed or furnished with the Form 10-Q other than as set forth above.

ITEM 6.  EXHIBITS

Exhibit No.	Description
31.1	Certification of Principal Executive Officer pursuant to Rule 13a‑14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes‑Oxley Act of 2002 (filed herewith)
31.2	Certification of Principal Financial Officer pursuant to Rule 13a‑14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes‑Oxley Act of 2002 (filed herewith)
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Labels Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Synchronoss Technologies, Inc.

/s/ Glenn Lurie
Glenn Lurie
Chief Executive Officer
(Principal Executive Officer)

/s/ David Clark
David Clark
Chief Financial Officer
June 1, 2020

4