Form 10-Q
period 2020-06-30
SYNCHRONOSS TECHNOLOGIES INC
filed 2020-08-12
CIK 1131554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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
As of August 10, 2020, there were 45,735,138 shares of common stock issued and outstanding.

SYNCHRONOSS TECHNOLOGIES, INC.
FORM 10-Q INDEX

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

SYNCHRONOSS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (In thousands)

	June 30, 2020	December 31, 2019

ASSETS
Current assets:
Cash, restricted cash and cash equivalents	$42,771	$39,001
Marketable securities, current	—	11
Accounts receivable, net	57,332	65,863
Prepaid & Other Current Assets	47,888	38,022
Total current assets	147,991	142,897
Non-Current Assets:
Property and equipment, net	18,659	26,525
Operating lease right-of-use assets	46,913	53,965
Goodwill	222,854	222,969
Intangible assets, net	72,910	77,613
Other Assets, non-current	12,325	8,054
Total Non-Current Assets	373,661	389,126
Total assets	$521,652	$532,023
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,948	$21,551
Accrued expenses	73,506	65,987
Deferred revenues, current	46,958	65,858
Debt, current	10,000	—
Total current liabilities	153,412	153,396
Deferred tax liabilities	2,161	1,679
Deferred revenues, non-current	16,315	21,941
Leases, non-current	53,495	60,976
Other non-current liabilities	3,285	4,589
Redeemable noncontrolling interest	12,500	12,500
Commitments and contingencies
Series A Convertible Participating Perpetual Preferred Stock, $0.0001 par value; 10,000 shares authorized; 233 shares issued and outstanding at June 30, 2020	218,482	200,865
Stockholders’ equity:
Common stock, $0.0001 par value; 100,000 shares authorized, 51,619 and 51,704 shares issued; 44,457 and 44,542 outstanding at June 30, 2020 and December 31, 2019, respectively	5	5
Treasury stock, at cost (7,162 and 7,162 shares at June 30, 2020 and December 31, 2019, respectively)	(82,087)	(82,087)
Additional paid-in capital	517,794	525,739
Accumulated other comprehensive loss	(34,397)	(33,261)
Accumulated deficit	(339,313)	(334,319)
Total stockholders’ equity	62,002	76,077
Total liabilities and stockholders’ equity	$521,652	$532,023

See accompanying notes to condensed consolidated financial statements.

SYNCHRONOSS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Net revenues	$76,535	$77,846	$153,657	$165,951
Costs and expenses:
Cost of revenues*	29,480	33,403	64,951	72,356
Research and development	19,096	19,026	38,884	38,707
Selling, general and administrative	24,640	23,080	50,984	52,326
Restructuring charges	4,493	356	5,943	777
Depreciation and amortization	10,284	20,269	21,640	40,412
Total costs and expenses	87,993	96,134	182,402	204,578
Loss from continuing operations	(11,458)	(18,288)	(28,745)	(38,627)
Interest income	1,509	299	1,568	488
Interest expense	(84)	(463)	(329)	(1,048)
Gain (loss) on extinguishment of debt	—	430	—	817
Other Income, net	1,367	(24)	3,058	439
Equity method investment loss	—	(376)	—	(1,619)
Loss from continuing operations, before taxes	(8,666)	(18,422)	(24,448)	(39,550)
Benefit for income taxes	7,972	1,844	20,404	3,235
Net loss	(694)	(16,578)	(4,044)	(36,315)
Net loss attributable to redeemable noncontrolling interests	(165)	(593)	(182)	(906)
Preferred stock dividend	(9,289)	(7,859)	(18,197)	(15,396)
Net loss attributable to Synchronoss	$(10,148)	$(25,030)	$(22,423)	$(52,617)

Earnings per share
Basic	$(0.24)	$(0.61)	$(0.54)	$(1.30)
Diluted	$(0.24)	$(0.61)	$(0.54)	$(1.30)
Weighted-average common shares outstanding:
Basic	41,697	40,810	41,482	40,566
Diluted	41,697	40,810	41,482	40,566
________________________________
* Cost of revenues excludes depreciation and amortization which are shown separately.

See accompanying notes to condensed consolidated financial statements.

SYNCHRONOSS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited) (In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(694)	$(16,578)	$(4,044)	$(36,315)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	1,872	802	(2,069)	507
Unrealized loss on available for sale securities	—	3	751	(902)
Net income (loss) on inter-company foreign currency transactions	554	264	182	(119)
Total other comprehensive income (loss)	2,426	1,069	(1,136)	(514)
Comprehensive loss	1,732	(15,509)	(5,180)	(36,829)
Comprehensive loss attributable to redeemable noncontrolling interests	(165)	(593)	(182)	(906)
Comprehensive loss attributable to Synchronoss	$1,567	$(16,102)	$(5,362)	$(37,735)

See accompanying notes to condensed consolidated financial statements.

SYNCHRONOSS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited) (In thousands)

	Three Months Ended June 30, 2020
	Common Stock		Treasury Stock		Additional	Accumulated Other		Total
	Shares	Amount	Shares	Amount	Paid-In Capital	Comprehensive Income (Loss)	Accumulated deficit	Stockholders' Equity
Balance at March 31, 2020	51,758	$5	(7,162)	$(82,087)	$522,164	$(36,823)	$(338,454)	$64,805
Stock based compensation	—	—	—	—	4,754	—	—	4,754
Issuance of restricted stock	(138)	—	—	—	—	—	—	—
Preferred stock dividends declared	—	—	—	—	(8,454)	—	—	(8,454)
Amortization of preferred stock issuance costs	—	—	—	—	(835)	—	—	(835)
Shares withheld for taxes in connection with issuance of restricted stock	(1)	—	—	—	—	—	—	—
Net loss attributable to Synchronoss	—	—	—	—	—	—	(694)	(694)
Non-controlling interest	—	—	—	—	165	—	(165)	—
Total other comprehensive income (loss)	—	—	—	—	—	2,426	—	2,426
Balance at June 30, 2020	51,619	$5	(7,162)	$(82,087)	$517,794	$(34,397)	$(339,313)	$62,002

	Three Months Ended June 30, 2019
	Common Stock		Treasury Stock		Additional	Accumulated Other		Total
	Shares	Amount	Shares	Amount	Paid-In Capital	Comprehensive Income (Loss)	Accumulated deficit	Stockholders' Equity
Balance at March 31, 2019	49,908	$5	(7,162)	$(82,087)	$533,224	$(31,966)	$(249,776)	$169,400
Stock based compensation	—	—	—	—	5,329	—	—	5,329
Issuance of restricted stock	1,670	—	—	—	—	—	—	—
Preferred stock dividends declared	—	—	—	—	(7,331)	—	—	(7,331)
Amortization of preferred stock issuance costs	—	—	—	—	(528)	—	—	(528)
Shares withheld for taxes in connection with issuance of restricted stock	—	—	—	—	(5)	—	—	(5)
Net income attributable to Synchronoss	—	—	—	—	—	—	(17,171)	(17,171)
Non-controlling interest	—	—	—	—	593	—	—	593
Total other comprehensive income (loss)	—	—	—	—	—	1,069	—	1,069
Balance at June 30, 2019	51,578	$5	(7,162)	$(82,087)	$531,282	$(30,897)	$(266,947)	$151,356

	Six Months Ended June 30, 2020
	Common Stock		Treasury Stock		Additional	Accumulated Other		Total
	Shares	Amount	Shares	Amount	Paid-In Capital	Comprehensive Income (Loss)	Accumulated deficit	Stockholders' Equity
Balance at December 31, 2019	51,704	$5	(7,162)	$(82,087)	$525,739	$(33,261)	$(334,319)	$76,077
Stock based compensation	—	—	—	—	10,070	—	—	10,070
Issuance of restricted stock	(83)	—	—	—	—	—	—	—
Preferred stock dividends declared	—	—	—	—	(16,612)	—	—	(16,612)
Amortization of preferred stock issuance costs	—	—	—	—	(1,585)	—	—	(1,585)
Shares withheld for taxes in connection with issuance of restricted stock	(2)	—	—	—	—	—	—	—
Net loss attributable to Synchronoss	—	—	—	—	—	—	(4,044)	(4,044)
Non-controlling interest	—	—	—	—	182	—	(182)	—
Total other comprehensive income (loss)	—	—	—	—	—	(1,136)	—	(1,136)
Adoption of new credit loss accounting standard	—	—	—	—	—	—	(768)	(768)
Balance at June 30, 2020	51,619	$5	(7,162)	$(82,087)	$517,794	$(34,397)	$(339,313)	$62,002

	Six Months Ended June 30, 2019
	Common Stock		Treasury Stock		Additional	Accumulated Other		Total
	Shares	Amount	Shares	Amount	Paid-In Capital	Comprehensive Income (Loss)	Accumulated deficit	Stockholders' Equity
Balance at December 31, 2018	49,836	$5	(7,162)	$(82,087)	$534,673	$(30,383)	$(233,299)	$188,909
Stock based compensation	—	—	—	—	11,108	—	—	11,108
Issuance of restricted stock	1,743	—	—	—	—	—	—	—
Preferred stock dividends declared	—	—	—	—	(14,406)	—	—	(14,406)
Amortization of preferred stock issuance costs	—	—	—		(990)			(990)
Shares withheld for taxes in connection with issuance of restricted stock	(1)	—	—	—	(9)	—	—	(9)
ASC 842 Lease implementation Adjustments	—	—	—	—	—	—	3,573	3,573
Net income attributable to Synchronoss	—	—	—	—	—	—	(37,221)	(37,221)
Non-controlling interest	—	—	—	—	906	—	—	906
Total other comprehensive income (loss)	—	—	—	—	—	(514)	—	(514)
Balance at June 30, 2019	51,578	$5	(7,162)	$(82,087)	$531,282	$(30,897)	$(266,947)	$151,356

See accompanying notes to condensed consolidated financial statements.

SYNCHRONOSS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Six Months Ended June 30,
	2020	2019
Operating activities:
Net loss	$(4,044)	$(36,315)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	21,640	40,412
Amortization of debt issuance costs	—	237
(Gain) loss on extinguishment of debt	—	(817)
Loss (earnings) from Equity method investments	—	1,619
(Gain) loss on Disposals of fixed assets	12	—
(Gain) loss on Disposals of intangible assets	(2,164)	—
Amortization of bond premium	—	(34)
Deferred income taxes	478	(702)
Stock-based compensation	10,156	11,028
Changes in operating assets and liabilities:
Accounts receivable, net	904	2,870
Prepaid expenses and other current assets	(10,031)	17,635
Other assets	502	2,042
Accounts payable	3,514	5,151
Accrued expenses	7,002	(9,569)
Other liabilities	(1,748)	(1,826)
Deferred revenues	(24,613)	(13,167)
Net cash provided by (used in) operating activities	1,608	18,564

Investing activities:
Purchases of fixed assets	(424)	(4,940)
Purchases of intangible assets and capitalized software	(8,685)	(5,959)
Proceeds from the sale of intangibles	2,164	—
Purchases of marketable securities available for sale	—	(37,542)
Maturity of marketable securities available for sale	11	28,191
Net cash provided by (used in) investing activities	(6,934)	(20,250)

Financing activities:
Taxes paid on withholding shares	(9)	—
Retirement of Convertible Senior Notes & related costs	—	(65,887)
Borrowings on revolving line of credit	10,000	—
Preferred dividend payment	—	(7,075)
Payments on capital obligations	—	(612)
Net cash provided by (used in) financing activities	9,991	(73,574)

Effect of exchange rate changes on cash	(895)	10

Net increase in cash and cash equivalents	3,770	(75,250)
Cash and cash equivalents, beginning of period	39,001	109,860
Cash and cash equivalents, end of period	$42,771	$34,610

Supplemental disclosures of non-cash investing and financing activities:
Paid in kind dividends on Series A Convertible Participating Perpetual Preferred Stock	$17,616	$7,332

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

The Company currently operates in and markets solutions and services directly through the Company’s sales organizations in North America, Europe and Asia-Pacific. The Company’s platforms give customers new opportunities in the TMT space, taking advantage of the rapidly converging services, connected devices, networks and applications.

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

The Synchronoss Personal Cloud Platform™ is a secure and highly scalable white label platform designed to store and sync subscriber’s personally created content seamlessly to and from current and new devices. This allows an Operator’s customers to protect, engage with and manage their personal content and gives the Company’s Operator customers the ability to increase average revenue per user (“ARPU”) through a new monthly recurring charge (“MRC”) and opportunities to mine valuable data that will give subscribers access to new, beneficial services. Additionally, the Synchronoss Personal Cloud Platform performs an expanding set of value-add services including facilitating an Operator’s initial device setup and enhancing visibility and control across disparate devices within subscribers’ smart homes.

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
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

2. Basis of Presentation and Consolidation

Basis of Presentation and Consolidation

The accompanying interim unaudited condensed consolidated financial statements have been prepared by Synchronoss and in the opinion of management, include all adjustments necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods. They do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020.

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

Risks and Uncertainties

There are many uncertainties regarding the current coronavirus ("COVID-19") pandemic, and the Company is closely monitoring the impact of the pandemic on all aspects of its business, including how it will impact its customers, employees, suppliers, vendors, business partners and distribution channels. While the pandemic did not materially affect the Company’s financial results and business operations for the three and six months ended June 30, 2020, the Company is unable to predict the impact that COVID-19 will have on its financial position and operating results due to numerous uncertainties. The Company will continue to assess the evolving impact of the COVID-19 pandemic and will make adjustments to its operations as necessary.

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

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

	Three Months Ended June 30, 2020				Three Months Ended June 30, 2019
	Cloud	Digital	Messaging	Total	Cloud	Digital	Messaging	Total
Geography
Americas	$40,761	$12,637	$8,500	$61,898	$38,582	$20,508	$2,281	$61,371
APAC	—	1,019	6,708	7,727	—	1,157	8,785	9,942
EMEA	1,686	1,347	3,877	6,910	1,849	561	4,123	6,533
Total	$42,447	$15,003	$19,085	$76,535	$40,431	$22,226	$15,189	$77,846

Service Line
Professional Services	$4,984	$2,736	$5,972	$13,692	$3,641	$3,989	$4,881	$12,511
Transaction Services	1,474	2,215	—	3,689	1,521	1,144	—	2,665
Subscription Services	35,989	9,251	11,112	56,352	35,199	16,137	8,557	59,893
License	—	801	2,001	2,802	70	956	1,751	2,777
Total	$42,447	$15,003	$19,085	$76,535	$40,431	$22,226	$15,189	$77,846

	Six Months Ended June 30, 2020				Six Months Ended June 30, 2019
	Cloud	Digital	Messaging	Total	Cloud	Digital	Messaging	Total
Geography
Americas	$80,083	$23,574	$19,403	$123,060	$77,496	$41,272	$4,350	$123,118
APAC	—	1,577	15,883	17,460	—	2,155	26,940	29,095
EMEA	3,408	2,604	7,125	13,137	3,645	1,650	8,443	13,738
Total	$83,491	$27,755	$42,411	$153,657	$81,141	$45,077	$39,733	$165,951

Service Line
Professional Services	$9,145	$7,272	$11,202	$27,619	$7,359	$8,292	$17,368	$33,019
Transaction Services	2,781	3,289	—	6,070	2,883	3,160	—	6,043
Subscription Services	71,565	16,253	21,729	109,547	70,793	32,539	17,722	121,054
License	—	941	9,480	10,421	106	1,086	4,643	5,835
Total	$83,491	$27,755	$42,411	$153,657	$81,141	$45,077	$39,733	$165,951

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

A contract asset is a right to consideration that is conditional upon factors other than the passage of time. For example, the Company would record a contract asset if it records revenue on a professional services engagement but are not entitled to bill until the Company achieves specified milestones. Contract assets balance at June 30, 2020 is $12.8 million.

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

The Company’s contract assets and liabilities are reported in a net position on a customer basis at the end of each reporting period.

Significant changes in the contract liabilities balance (current and noncurrent) during the period are as follows (in thousands):

Contract Liabilities*
Balance - January 1, 2020	$87,799
Revenue recognized in the period	(149,666)
Amounts billed but not recognized as revenue	125,140
Balance - June 30, 2020	$63,273
________________________________
* Comprised of Deferred Revenue

Transaction price allocated to the remaining performance obligations

Topic 606 requires that the Company disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of June 30, 2020. The Company has elected not to disclose transaction price allocated to remaining performance obligations for:

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

As of June 30, 2020, the aggregate amount of transaction price allocated to remaining performance obligations, other than those meeting the exclusion criteria above, was $140.6 million, of which approximately 85.2 percent is expected to be recognized as revenues within 2 years, and the remainder thereafter.

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

The following is a summary of assets, liabilities and redeemable noncontrolling interests and their related classifications under the fair value hierarchy:

	June 30, 2020
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Cash, cash equivalents and restricted cash (1)	$42,771	$42,771	$—	$—
Total assets	$42,771	$42,771	$—	$—
Temporary equity
Redeemable noncontrolling interests (3)	$12,500	$—	$—	$12,500
Total temporary equity	$12,500	$—	$—	$12,500

	December 31, 2019
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Cash, cash equivalents and restricted cash (1)	$39,001	$39,001	$—	$—
Marketable securities-short term (2)	11	—	11	—
Total assets	$39,012	$39,001	$11	$—
Temporary Equity
Redeemable noncontrolling interests (3)	$12,500	$—	$—	$12,500
Total temporary equity	$12,500	$—	$—	$12,500
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

The changes in fair value of the Company’s Level 3 redeemable noncontrolling interests during the six months ended June 30, 2020 were as follows:

Balance at December 31, 2019	$12,500
Fair value adjustment	(182)
Net income attributable to redeemable noncontrolling interests	182
Balance at June 30, 2020	$12,500

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

The Company reflects finance leases as a component of Leases, non-current on the Condensed Consolidated Balance Sheet. The finance leases were not material for the period ended June 30, 2020.

The following table presents information about the Company's Right of Use (ROU) assets and lease liabilities at June 30, 2020 (in thousands):

ROU assets:
Non-current operating lease ROU assets	$46,913

Operating lease liabilities:
Current operating lease liabilities*	$9,527
Non-current operating lease liabilities	53,452
Total operating lease liabilities	$62,979
________________________________
* Amounts are included in Accrued Expenses on the Condensed Consolidated Balance Sheet.

The following table presents information about lease expense and sublease income for the three and six months ended June 30, 2020 (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2020	June 30, 2020
Operating lease cost*	$3,170	$6,220
Other lease costs and income:
Variable lease costs*	1,402	1,727
Sublease income*	(978)	(1,944)
Total net lease cost	$3,594	$6,003
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

The following table provides the undiscounted amount of future cash flows included in our lease liabilities at June 30, 2020 for each of the five years subsequent to December 31, 2019 and thereafter, as well as a reconciliation of such undiscounted cash flows to our lease liabilities at June 30, 2020 (in thousands):

Operating Leases
Remaining 2020	$6,743
2021	12,754
2022	12,105
2023	9,667
2024	9,470
Thereafter	32,305
Total future lease payments	83,044
Less: amount representing interest	(20,065)
Present value of future lease payments (lease liability)	$62,979

The following table provides the weighted-average remaining lease term and weighted-average discount rates for our leases as of June 30, 2020:

Operating Leases:
Weighted-average remaining lease term (years), weighted based on lease liability balances	7.19
Weighted-average discount rate (percentages), weighted based on the remaining balance of lease payments	8.0%

The following table provides certain cash flow and supplemental noncash information related to our lease liabilities for the six months ended June 30, 2020 (in thousands):

Operating Leases:
Cash paid for amounts included in the measurement of lease liabilities	$6,638
Lease liabilities arising from obtaining right-of-use assets	1,266

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

During the second quarter of 2020, the Company entered into an agreement with STIN and AP Capital Holdings II, LLC (“APC”) to divest its remaining equity interest in STIN as well as settle its paid-in-kind purchase money note (“PIK note”) and certain amounts due as of December 31, 2019 in consideration for a $9.0 million secured promissory note (the “Note”), which includes contingent consideration of up to $16.0 million. The Note has an 8% interest rate and a 3-year stated term. As part of the arrangement, APC acquired a majority stake of STIN. Additionally, in the event of a Sale of STIN by APC and STIN at a future date, the Company shall receive 5% of such sale proceeds, after reducing the sale proceeds by any outstanding amounts of the above Note, including any earned contingent consideration. The Company determined the fair value of the Note as of the transaction date to be approximately $4.8 million. The Company determined the fair value of the Note using a discounted cash flow analysis, which discounts the expected future cash flows of the asset to determine its fair value. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement. The Note has been reflected in Other assets on the Condensed Consolidated balance sheet. No gain or loss was recognized as a result of the transaction.

Additionally, the Company has renewed its commercial agreement with STIN to continue to provide software and managed support services.

7. Debt

2019 Revolving Credit Facility

On October 4, 2019, the Company entered into a Credit Agreement with Citizens Bank, N.A., for a $10.0 million Revolving Credit Facility. Borrowings under the Revolving Credit Facility bear interest at a rate equal to, at the Company’s option, either (1) the arithmetic average of the LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period (one, three or six months (or 12 months if agreed to by all applicable Lenders)) as selected by the Company relevant to such borrowing plus the applicable margin, or (2) a base rate determined by reference to the greatest of the federal funds rate plus 0.50%, the prime commercial lending rate as determined by the Agent, and the daily LIBOR rate plus 1.00%, in each case plus an applicable margin and subject to a floor of 0%. In addition, on a quarterly basis, the Company is required to pay each lender under the Revolving Credit Facility a 0.2% commitment fee in respect of commitments under the Revolving Credit Facility, which may be subject to adjustment based on the Company’s total leverage ratio. The outstanding balance under the Revolving Credit Facility as of June 30, 2020 is $10.0 million.

Interest expense

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

The following table summarizes the Company’s interest expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Convertible Senior Notes
Amortization of debt issuance costs	$—	$82	$—	$237
Interest on borrowings	—	106	—	297
2019 Revolving Credit Facility			—	—
Amortization of debt issuance costs	12	—	28	—
Commitment fee	—	—	4	—
Interest on borrowings	68	—	82	—
Other	4	275	215	514
Total	$84	$463	$329	$1,048

8. Accumulated Other Comprehensive (Loss) / Income

The changes in accumulated other comprehensive (loss) income during the six months ended June 30, 2020 were as follows:

	Balance at December 31, 2019	Other comprehensive loss	Tax effect	Balance at June 30, 2020
Foreign currency	$(28,204)	$(2,069)		$(30,273)
Unrealized loss on intra-entity foreign currency transactions	(4,306)	253	(71)	(4,124)
Unrealized holding gains (losses) on marketable debt securities	(751)	751	—	—
Total	$(33,261)	$(1,065)	$(71)	$(34,397)

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

9. Stockholders’ Equity

There were no significant changes to Company’s authorized capital stock and preferred stock during the six months ended June 30, 2020.

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

As of June 30, 2020, there were 233,217 shares of Series A Preferred Stock outstanding, including the initial issuance of 185,000 shares of Series A Preferred Stock and the issuance of 48,217 shares of Series A Preferred Stock as dividends.

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

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

On and after February 15, 2023, holders of shares of Series A Preferred Stock have the right to cause the Company to redeem each share of Series A Preferred Stock for cash in an amount equal to the sum of the current liquidation preference and any accrued dividends. Each share of Series A Preferred Stock is also redeemable at the option of the holder upon the occurrence of a “Fundamental Change” (as that term is defined in the Series A Certificate) at a specified premium (“Liquidation Value”). In addition, the Company is also permitted to redeem all outstanding shares of the Series A Preferred Stock at any time (i) within the first 30 months of the date of issuance for the sum of the then-applicable Liquidation Preference, accrued but unpaid dividends and a make whole amount (known as “Redemption Value”) and (ii) following the 30-month anniversary of the date of issuance for the sum of the then-applicable Liquidation Preference and the accrued but unpaid dividends. As of June 30, 2020, the Liquidation Value and Redemption Value of the Preferred Shares was $243.1 million.

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

A summary of the Company’s Series A Convertible Participating Perpetual Preferred Stock balance at June 30, 2020 and changes during the six months ended June 30, 2020, are presented below:

	Preferred Stock
	Shares	Amount
Balance at December 31, 2019	217	$200,865
Issuance of preferred stock	16	—
Amortization of preferred stock issuance costs	—	1,585
Issuance of preferred PIK dividend	—	16,031
Balance at June 30, 2020	233	$218,481

Registration Rights

There were no significant changes to the Company’s registration rights during the three and six months ended June 30, 2020.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Stock Plans

There were no significant changes to the Company’s Stock Plans during the three and six months ended June 30, 2020. As of June 30, 2020, there were 0.5 million shares available for the grant or award under the Company’s 2015 Plan and 0.3 million shares available for the grant or award under the Company’s 2017 New Hire Equity Incentive Plan.

The Company’s performance cash awards granted to executives under the Long Term Incentive (“LTI”) Plans have been accounted for as liability awards, due to the Company’s intent and the ability to settle such awards in cash upon vesting and the Company has reflected such awards in accrued expenses. As of June 30, 2020, the liability for such awards is approximately $0.7 million.

Stock-Based Compensation

The following table summarizes stock-based compensation expense related to all of the Company’s stock awards included by operating expense categories, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cost of revenues	$642	$657	$1,394	$1,343
Research and development	1,071	889	2,502	2,114
Selling, general and administrative	3,274	3,927	6,260	7,571
Total stock-based compensation expense	$4,987	$5,473	$10,156	$11,028

The following table summarizes stock-based compensation expense related to all of the Company’s stock awards included by award type, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Stock options	$1,805	$1,796	$3,588	$3,493
Restricted stock awards	2,962	3,526	6,296	7,324
Performance Based Cash Units	220	151	272	211
Total stock-based compensation before taxes	$4,987	$5,473	10,156	11,028
Tax benefit	$664	$1,056	$1,588	$2,114

The total stock-based compensation cost related to unvested equity awards as of June 30, 2020 was approximately $24.2 million. The expense is expected to be recognized over a weighted-average period of approximately 1.54 years.

The total stock-based compensation cost related to unvested performance based cash units as of June 30, 2020 was approximately $1.2 million. The expense is expected to be recognized over a weighted-average period of approximately 1.97 years.

Stock Options

There were no significant changes to the Company’s Stock Option Plans during the three and six months ended June 30, 2020.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

The Company uses the Black-Scholes option pricing model for determining the estimated fair value for stock options. The weighted-average assumptions used in the Black-Scholes option pricing model are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Expected stock price volatility	76.1%	69.6%	72.0%	69.6%
Risk-free interest rate	0.4%	1.9%	1.4%	1.9%
Expected life of options (in years)	4.45	4.34	4.42	4.33
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Weighted-average fair value (PSV) of the options	$1.73	$3.77	$3.08	$3.78

The following table summarizes information about stock options outstanding as of June 30, 2020:

Options	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2019	4,922	$14.54
Options Granted	1,534	5.41
Options Exercised	—	—
Options Cancelled	(312)	17.09
Outstanding at June 30, 2020	6,144	$12.13	5.17	$—
Vested at June 30, 2020	2,244	$19.72	3.61	$—
Exercisable at June 30, 2020	2,244	$19.72	3.61	$—

The total intrinsic value of stock options exercisable at June 30, 2020 and 2019 was nil and nil, respectively. The total intrinsic value of stock options exercised during the six months ended June 30, 2020 and 2019 was nil and nil, respectively.

Awards of Restricted Stock and Performance Stock

There were no significant changes to the Company’s restricted stock award (“Restricted Stock”) and performance stock plan during the three and six months ended June 30, 2020.

A summary of the Company’s unvested restricted stock at June 30, 2020, and changes during the six months ended June 30, 2020, is presented below:

Unvested Restricted Stock	Number of Awards	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2019	3,375	$8.68
Granted	260	5.14
Vested	(1,072)	9.07
Forfeited	(343)	7.76
Unvested at June 30, 2020	2,220	$7.50

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

A summary of the Company’s unvested performance-based cash units at June 30, 2020 and changes during the six months ended June 30, 2020, is presented below:

Unvested Cash Units	Number of Units	Period End Fair Value
Unvested at December 31, 2019	1,046	$4.75
Granted	1,391	—
Vested	—	—
Forfeited	(180)	—
Unvested at June 30, 2020	2,257	$3.53

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

In April 2020, there was a redemption of the Company’s partnership interest in STIN. The total discrete benefit related to the exit from STI was $12.1 million which included the settlement of certain trade receivables.

The Company recognized approximately $20.4 million and $3.2 million in related income tax benefit during the six months ended June 30, 2020 and 2019, respectively. The effective tax rate was approximately 83.5% for the six months ended June 30, 2020. The effective tax rate was primarily driven by the impact of the redemption of the Company’s interest in STIN, the new NOL carryback provisions discussed above and valuation allowances recorded in domestic and foreign jurisdictions, partially offset by the impact of permanent book-tax differences. The Company continues to consider all available evidence, including historical profitability and projections of future taxable income together with new evidence, both positive and negative, that could affect the view of the future realization of deferred tax assets. As a result of the assessment, no change was recorded by the Company to the valuation allowance during the six months ended June 30, 2020.

11. Restructuring

The Company continues to execute certain restructurings to identify workforce optimization opportunities to better align the Company’s resources with its key strategic priorities. A summary of the Company’s restructuring accrual at June 30, 2020 and changes during the six months ended June 30, 2020, are presented below:

	Balance at December 31, 2019	Charges	Payments	Other Adjustments	Balance at June 30, 2020
Employment termination costs	$90	$5,943	$(1,975)	$(5)	$4,053

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator - Basic:
Net loss from continuing operations	$(694)	$(16,578)	$(4,044)	$(36,315)
Net loss attributable to redeemable noncontrolling interests	(165)	(593)	(182)	(906)
Preferred stock dividend	(9,289)	(7,859)	(18,197)	(15,396)
Net loss attributable to Synchronoss	$(10,148)	$(25,030)	$(22,423)	$(52,617)

Numerator - Diluted:
Net loss from continuing operations attributable to Synchronoss	$(10,148)	$(25,030)	$(22,423)	$(52,617)
Income effect for interest on convertible debt, net of tax	—	—	—	—
Net loss from continuing operations adjusted for the convertible debt	(10,148)	(25,030)	(22,423)	(52,617)

Denominator:
Weighted average common shares outstanding — basic	41,697	40,810	41,482	40,566
Dilutive effect of:
Shares from assumed conversion of convertible debt [1]	—	—	—	—
Shares from assumed conversion of preferred stock [2]	—	—	—	—
Options and unvested restricted shares	—	—	—	—
Weighted average common shares outstanding — diluted	41,697	40,810	41,482	40,566

Basic EPS
Earnings per share:
Basic	$(0.24)	$(0.61)	$(0.54)	$(1.30)
Diluted	$(0.24)	$(0.61)	$(0.54)	$(1.30)

Anti-dilutive stock options excluded	—	—	—	—
Unvested shares of restricted stock awards	2,220	3,691	2,220	3,691
________________________________
(1) The calculation does not include the effect of assumed conversion of convertible debt of 1,451,173 shares for the three months ended June 30, 2019, which is based on 18.8072 shares per $1,000 principal amount of the Senior Convertible Notes.
(2) The calculation does not include the effect of assumed conversion of preferred stock of 12,956,487 and 11,041,017 shares, for the three months ended June 30, 2020 and 2019, respectively, which is based on 55.5556 shares per $1,000 principal amount of the preferred stock, because the effect would have been anti–dilutive.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

13. Commitments, Contingencies and Other

Purchase Obligations

Aggregate annual future minimum payments under non-cancelable agreements are as follows:

As of June 30, 2020	Non-cancelable agreements
2020	$17,541
2021	3,665
2022	2,207
2023 and thereafter	1,563
Total	$24,976

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

On May 1, 2017, May 2, 2017, June 8, 2017 and June 14, 2017, four putative class actions were filed against the Company and certain of its current and former officers and directors in the United States District Court for the District of New Jersey (the “Securities Law Action”). After these cases were consolidated, the court appointed as lead plaintiff Employees’ Retirement System of the State of Hawaii, which filed, on November 20, 2017, a consolidated complaint purportedly on behalf of purchasers of the Company’s common stock between February 3, 2016 and June 13, 2017. On February 2, 2018, the defendants moved to dismiss the consolidated complaint in its entirety, with prejudice. Before that motion was decided, on August 24, 2018, lead plaintiff filed a consolidated amended complaint purportedly on behalf of purchasers of the Company’s common stock between October 28, 2014 and June 13, 2017. On June 28, 2019, the Court granted defendants’ motion to dismiss the consolidated amended complaint in its entirety, without prejudice, allowing lead plaintiff leave to amend its complaint. On August 14, 2019, lead plaintiff filed a second amended complaint. The second amended complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and it alleges, among other things, that the defendants made false and misleading statements of material information concerning the Company’s financial results, business operations, and prospects. On October 4, 2019, the defendants moved to dismiss the second amended complaint in its entirety, with prejudice. On May 29, 2020, the court granted in part and denied in part defendants’ motion to dismiss the second amended complaint without prejudice. The Company believes that the asserted claims lack merit and intends to defend against all of the claims vigorously. The plaintiff seeks unspecified damages, fees, interest, and costs. Due to the inherent uncertainties of litigation, the Company cannot predict the outcome of the actions at this time and can give no assurance that the asserted claims will not have a material adverse effect on its financial position or results of operations.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

On September 15, 2017, October 24, 2017, October 27, 2017 and October 30, 2017, the Company’s shareholders filed derivative lawsuits against certain of its officers and directors and the Company (as nominal defendant) in the United States District Court for the District of New Jersey (the “Derivative Suits”). On May 24, 2018, the Court consolidated the Derivative Suits and appointed Lisa LeBoeuf as lead plaintiff. The lead plaintiff designated as the Operative Complaint the complaint she previously had filed on October 27, 2017. On March 11, 2019, the defendants filed a motion to dismiss the Operative Complaint, which the Court granted in substantial part on November 26, 2019. On December 10, 2019, the defendants filed a motion for reconsideration respecting the only claim to survive the motion to dismiss.. On June 12, 2020, the Court granted the defendants’ motion for reconsideration and dismissed the remaining claim without prejudice, allowing lead plaintiff leave to amend her complaint. On July 13, 2020, lead plaintiff filed an amended complaint. The amended complaint alleges claims related to breaches of fiduciary duty and unjust enrichment. The amended complaint’s allegations relate substantially to the same facts as those underlying the Securities Law Action described above. Plaintiff seeks unspecified damages and for the Company to take steps to improve its corporate governance and internal procedures. The Company believes that the asserted claims lack merit and intends to defend against all of the claims vigorously. Due to the inherent uncertainties of litigation, the Company cannot predict the outcome of the actions at this time and can give no assurance that the asserted claims will not have a material adverse effect on its financial position or results of operations.

On March 7, 2019, Synchronoss shareholders, Beth Daniel and Juan Solis, filed a separate derivative lawsuit against certain of the Company’s current and former officers and directors and the Company (as nominal defendant) in the Court of Chancery of the State of Delaware, asserting substantially the same allegations as those underlying the Derivative Suits and the Securities Law Action described above. Plaintiffs seek unspecified damages and for the Company to take steps to improve its corporate governance and internal procedures. On May 20, 2019, the parties stipulated to a stay of the action pending a ruling on the motion to dismiss in the Derivative Suits. The Company believes that the asserted claims lack merit and intends to defend against all of the claims vigorously. Due to the inherent uncertainties of litigation, the Company cannot predict the outcome of the Derivative Suits at this time and can give no assurance that the asserted claims will not have a material adverse effect on our financial position or results of operations.

On June 11, 2020 and June 12, 2020, the Company’s shareholders filed derivative lawsuits against certain of its officers and directors and the Company (as nominal defendant) in the United States District Court for the District of New Jersey (the “Demand Refused Derivative Complaints”). The Demand Refused Derivative Complaints allege claims related to breaches of fiduciary duty, unjust enrichment, and alleged violations of securities laws. The complaints’ allegations relate substantially to the same facts as those underlying the Securities Law Action described above. The Demand Refused Derivative Complaints further allege that each plaintiff made a demand upon the Company’s Board of Directors to investigate the alleged misconduct and that such demand was wrongfully refused. Plaintiffs seek unspecified damages and for the Company to take steps to improve its corporate governance and internal procedures. Due to the inherent uncertainties of litigation, the Company cannot predict the outcome of the actions at this time and can give no assurance that the asserted claims will not have a material adverse effect on its financial position or results of operations.

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

14. Additional Financial Information

Other Income, net

The following table sets forth the components of included in the Other Income, net included in the Condensed Consolidated Statements of Operations:

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
FX gains (losses) (1)	$315	$(462)	$101	$(305)
Income from sale of intangible assets (2)	321	—	2,164	—
Government Refunds	552	—	552	—
Other (3)	179	438	241	744
Total	$1,367	$(24)	$3,058	$439
________________________________
(1)Fair value of foreign exchange gains and losses
(2)Represents gain on sale of certain of the Company’s IP addresses
(3)Represents an aggregate of individually immaterial transactions

15. Subsequent Events

Verizon

On August 7, 2020, the Company entered into an agreement with Verizon Sourcing LLC (“Verizon”) to amend the terms of Statement of Work No. 1 (“SOW No. 1”) under the existing Application Service Provider Agreement dated April 1, 2013 between Synchronoss and Verizon (the “Original Agreement”). The Amendment, among other things, extends the term of SOW No. 1 through June 30, 2025.

Tax Refund

Subsequent to June 30, 2020, the Company received a $13.4 million tax refund for the carryback claim filed in the second quarter of 2020.

Preferred Dividends

Subsequent to June 30, 2020, the Company paid in-kind the accrued Preferred Dividends of $8.5 million.

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

In response to COVID-19, we have been executing our business continuity plans and evolving our operations to protect the safety of our employees while continuing to provide critical products and services to our customers. Some of the initiatives the Company has undertaken include:

•Working with our customers to continue to provide our products and services through the pandemic
•Enhancing our safety protocols including moving the majority of our employees to remote work arrangements
•Adjusting business operations to address circumstances created by COVID-19
•Maintaining effective governance and internal controls in a remote work environment

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

Our top five customers accounted for 69.6% and 67.9% of net revenues for the six months ended June 30, 2020 and June 30, 2019, respectively. Contracts with these customers typically run for three to five years. Of these customers, Verizon accounted for more than 10% of our revenues in 2020 and 2019. The loss of Verizon as a customer would have a material negative impact on our company. However, we believe that the costs incurred and subscriber disruption by Verizon to replace Synchronoss’ solutions would be substantial.

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

Three months ended June 30, 2020 compared to the three months ended June 30, 2019

The following table presents an overview of our results of operations for the three months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30, 2020		2020 vs 2019
	2020	2019	$ Change
Net revenues	$76,535	$77,846	$(1,311)
Cost of revenues*	29,480	33,403	(3,923)
Research and development	19,096	19,026	70
Selling, general and administrative	24,640	23,080	1,560
Restructuring charges	4,493	356	4,137
Depreciation and amortization	10,284	20,269	(9,985)
Total costs and expenses	87,993	96,134	(8,141)
Loss from continuing operations	$(11,458)	$(18,288)	$6,830
________________________________
* Cost of revenues excludes depreciation and amortization which are shown separately.

Net revenues decreased $1.3 million to $76.5 million for the three months ended June 30, 2020, compared to the same period in 2019. The decrease in revenue is primarily driven by the expiration of the STIN Cloud Telephony and Support services agreement and the sunset of certain legacy products offset by new commercial cloud and messaging agreements.

Cost of revenues decreased $3.9 million to $29.5 million for the three months ended June 30, 2020, compared to the same period in 2019. The 2020 decrease was primarily due to cost savings initiatives implemented by the Company. These initiatives resulted in a significant decrease in cost of revenues driven mainly by data center consolidation and operating expense savings.

Research and development expense increased $0.1 million to $19.1 million for the three months ended June 30, 2020, compared to the same period in 2019. Research and development remained relatively flat against the comparable period.

Selling, general and administrative expense increased $1.6 million to $24.6 million for the three months ended June 30, 2020, compared to the same period in 2019. The 2020 increase was primarily driven by external costs related to outside consultants and legal fees.

Restructuring charges were $4.5 million and $0.4 million for the three months ended June 30, 2020 and 2019, respectively, which primarily related to employment termination costs as a result of the work-force reductions initiated in the current year to reduce operating costs and align our resources with our key strategic priorities.

Depreciation and amortization expense decreased $10.0 million to $10.3 million for the three months ended June 30, 2020, compared to the same period in 2019. The 2020 decrease was primarily attributable to the expiration of amortizable acquired assets in combination with reduced capital expenditures mainly as a result of the data center consolidation efforts, partially offset by the increased amortization of capitalized software.

Interest Income was $1.5 million for the three months ended June 30, 2020. The interest income was primarily attributable to the settlement of the PIK note receivable, which resulted in a reversal of past interest expenses incurred for tax purposes.

Income tax. The Company recognized approximately $8.0 million and $1.8 million in related income tax benefit during the three months ended June 30, 2020 and 2019, respectively. The effective tax rate was approximately 92.0% for the three months ended June 30, 2020. The effective tax rate was primarily driven by the impact of the redemption of the Company’s interest in STIN, the new NOL carryback provisions discussed above and valuation allowances recorded in domestic and foreign jurisdictions, partially offset by the impact of permanent book-tax differences. The Company’s effective tax rate was approximately 10.0% for the three months ended June 30, 2019, which was lower than the U.S. federal statutory rate primarily due to the valuation allowance recorded in domestic and foreign jurisdictions offset by certain jurisdictions projecting current tax expense.

Discussion of the Condensed Consolidated Statements of Operations

Six months ended June 30, 2020 compared to the six months ended June 30, 2019

The following table presents an overview of our results of operations for the six months ended June 30, 2020 and 2019 (in thousands):

	Six Months Ended June 30,		2020 vs 2019
	2020	2019	$ Change
Net revenues	$153,657	$165,951	$(12,294)
Cost of revenues*	64,951	72,356	(7,405)
Research and development	38,884	38,707	177
Selling, general and administrative	50,984	52,326	(1,342)
Restructuring charges	5,943	777	5,166
Depreciation and amortization	21,640	40,412	(18,772)
Total costs and expenses	182,402	204,578	(22,176)
Loss from continuing operations	$(28,745)	$(38,627)	$9,882
________________________________
* Cost of revenues excludes depreciation and amortization which are shown separately.

Net revenues decreased $12.3 million to $153.7 million for the six months ended June 30, 2020, compared to the same period in 2019. The decrease in revenue is primarily driven by the expiration of the STIN Cloud Telephony and Support services agreement and the sunset of certain legacy products offset by new commercial cloud and messaging agreements.

Cost of revenues decreased $7.4 million to $65.0 million for the six months ended June 30, 2020, compared to the same period in 2019. The 2020 decrease was primarily due to cost savings initiatives implemented by the Company. These initiatives resulted in a significant decrease in cost of revenues driven mainly by data center consolidation and operating expense savings.

Research and development expense increased $0.2 million to $38.9 million for the six months ended June 30, 2020, compared to the same period in 2019. Research and development remained relatively flat against the comparable period.

Selling, general and administrative expense decreased $1.3 million to $51.0 million for the six months ended June 30, 2020, compared to the same period in 2019. The 2020 decrease was primarily driven by a continued effort to streamline external costs related to outside consultants and legal fees.

Restructuring charges were $5.9 million and $0.8 million for the six months ended June 30, 2020 and 2019, respectively, which primarily related to employment termination costs as a result of the work-force reductions initiated in the current year to reduce operating costs and align our resources with our key strategic priorities.

Depreciation and amortization expense decreased $18.8 million to $21.6 million for the six months ended June 30, 2020, compared to the same period in 2019. The 2020 decrease was primarily attributable to the expiration of amortizable acquired assets, partially offset by the increased amortization of capitalized software.

Interest Income was $1.6 million for the six months ended June 30, 2020. The interest income was primarily attributable to the settlement of the PIK note receivable, which resulted in a reversal of past interest expenses incurred for tax purposes.

Income tax. The Company recognized approximately $20.4 million and $3.2 million in related income tax benefit during the six months ended June 30, 2020 and 2019, respectively. The effective tax rate was approximately 83.5% for the six months ended June 30, 2020, which was lower than the U.S. federal statutory rate primarily due to pre-tax losses in jurisdictions where full valuation allowances have been recorded and in zero tax rate jurisdictions, offset by certain foreign jurisdictions projecting current income tax expense. In addition, during the second quarter, the Company recorded a $12.1 million U.S. federal current benefit as a discrete item related to the redemption of its partnership interest in STIN and the related settlement of certain trade receivables. The Company’s effective tax rate was approximately 8.2% for the six months ended June 30, 2019, which was lower than the U.S. federal statutory rate primarily due to the valuation allowance recorded in domestic and foreign jurisdictions offset by certain jurisdictions projecting current tax expense.

Liquidity and Capital Resources

As of June 30, 2020, our principal sources of liquidity have been cash provided by operations and capital from our revolving credit facility. Our cash, cash equivalents, marketable securities and restricted cash balance was $42.8 million at June 30, 2020. Subsequent to June 30, 2020, the Company received a $13.4 million tax refund for the carryback claim filed in the second quarter of 2020. For further details, see Note 15. Subsequent Events of the Notes to Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q.

We anticipate that our principal uses of cash, cash equivalents, and marketable securities will be to fund the expansion of our business through both organic growth and the expansion of our customer base. Uses of cash will also include technology expansion, capital expenditures, and working capital.

At June 30, 2020, our non-U.S. subsidiaries held approximately $6.0 million of cash and cash equivalents that are available for use by our operations around the world. At this time, we believe the funds held by all non-U.S. subsidiaries will be permanently reinvested outside of the U.S. However, if these funds were repatriated to the U.S. or used for U.S. operations, certain amounts could be subject to U.S. tax for the incremental amount in excess of the foreign tax paid. Due to the timing and circumstances of repatriation of these earnings, if any, it is not practical to determine the unrecognized deferred tax liability related to the amount.

We believe that our existing cash, cash equivalents, credit facility, and our ability to manage working capital and expected positive cash flows generated from operations in combination with continued expense reductions will be sufficient to fund our operations for the next twelve months from the date of filing based on our current business plans. However, as the impact of the COVID-19 pandemic on the economy and our operations evolves, we will continue to assess our liquidity needs. Given the economic uncertainty as a result of the pandemic, we have taken actions to improve our current liquidity position, including, reducing working capital, reducing operating costs and substantially reducing discretionary spending. Even with these actions however, an extended period of economic disruption as a result of COVID-19 could materially affect our business, results of operations, ability to meet debt covenants, access to sources of liquidity and financial condition. Our liquidity plans are subject to a number of risks and uncertainties, including those described in the "Forward-Looking Statements" section of this MD&A and Part I, Item 1A. “Risk Factors”, some of which are outside of our control.

Revolving Credit Facility

In the first quarter of fiscal 2020, the Company drew the $10.0 million from our Revolving Credit Facility. For further details, see Note 7. Debt of the Notes to Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q.

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

On and after February 15, 2023, holders of shares of Series A Preferred Stock have the right to cause the Company to redeem each share of Series A Preferred Stock for cash in an amount equal to the sum of the current liquidation preference and any accrued dividends. Each share of Series A Preferred Stock is also redeemable at the option of the holder upon the occurrence of a “Fundamental Change” (as that term is defined in the Series A Certificate) at a specified premium (“Liquidation Value”). In addition, the Company is also permitted to redeem all outstanding shares of the Series A Preferred Stock at any time (i) within the first 30 months of the date of issuance for the sum of the then-applicable Liquidation Preference, accrued but unpaid dividends and a make whole amount (known as “Redemption Value”) and (ii) following the 30-month anniversary of the date of issuance for the sum of the then-applicable Liquidation Preference and the accrued but unpaid dividends. As of June 30, 2020, the Liquidation Value and Redemption Value of the Preferred Shares was $243.1 million.

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

Discussion of Cash Flows

A summary of net cash flows follows (in thousands):

	Six Months Ended June 30,		Change
	2020	2019	2020 vs 2019
Net cash provided by (used in):
Operating activities	$1,608	$18,564	$(16,956)
Investing activities	(6,934)	(20,250)	13,316
Financing activities	9,991	(73,574)	83,565

Our primary source of cash is receipts from revenue. The primary uses of cash are personnel and related costs, telecommunications and facility costs related primarily to our cost of revenue and general operating expenses including professional service fees, consulting fees, building and equipment maintenance and marketing expense.

Cash flows from operating activities for the six months ended June 30, 2020 was $1.6 million cash provided by operating activities, as compared to $18.6 million of cash used in operating activities for the same period in 2019. The decrease of cash used by operating activities of $17.0 million was primarily due to a significant tax refund received in the prior year.

Cash flows from investing for the six months ended June 30, 2020 was $6.9 million cash used for investing, as compared to $20.3 million in cash used in investing activities during the same period in 2019. The cash used for investing in the current year was primarily related to the purchase of fixed assets and investment in capitalized software offset by the sale of certain IP address assets. The net decrease in cash from investing activities from the prior year mainly related to the net proceeds from the purchases and sales of marketable securities in the prior year that were not present in the current period.

Cash flows from financing for six months ended June 30, 2020 was $10.0 million of cash provided, as compared to $73.6 million of cash used by financing activities for the same period in 2019. The cash provided from investing activities was attributable to the $10.0 million drawdown from our Revolving Credit Facility in the current quarter. The net change in cash provided from financing activities from the prior year is primarily attributable to the cash provided from the Revolving Credit Facility offset by repayments for our Convertible Senior Notes in 2019.

Effect of Inflation

Although inflation generally affects us by increasing our cost of labor and equipment, we do not believe that inflation has had any material effect on our results of operations during 2020 and 2019. We do not expect the current rate of inflation to have a material impact on our business.

Contractual Obligations
Our contractual obligations consist of contingent consideration, office equipment and colocation services and contractual commitments under third-party hosting, software licenses and maintenance agreements. The following table summarizes our long-term contractual obligations as of June 30, 2020 (in thousands).

	Payments Due by Period
	Total	2020	2021-2023	2024-2025	Thereafter
Capital lease obligations	$62	$8	$49	$5	$—
Revolving Credit Facility	$10,000	$10,000	$—	$—	$—
Interest	—	—	—	—	—
Operating lease obligations	83,044	6,743	34,526	18,852	22,923
Purchase obligations*	24,976	17,541	7,435	—	—
Total	$118,082	$34,292	$42,010	$18,857	$22,923
_______________________________
* Amount represents obligations associated with colocation agreements and other customer delivery related purchase obligations.

Uncertain Tax Positions

Unrecognized tax positions of $3.5 million at June 30, 2020 are excluded from the table above as we are not able to reasonably estimate when we would make any cash payments required to settle these liabilities, but we do not believe that the ultimate settlement of our obligations will materially affect our liquidity. We do not expect that the balance of unrecognized tax benefits will significantly increase or decrease over the next twelve months.

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

During the six months ended June 30, 2020, the Company made changes in its accounting policies over Accounting Standards Update No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. These updates are described in detail in Note 2. Basis of Presentation and Consolidation. Aside from the adoption of Topic 326, there were no significant changes in our critical accounting policies and estimates discussed in our Form 10-K for the year ended December 31, 2019 during the six months ended June 30, 2020.  Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019 for a more complete discussion of our critical accounting policies and estimates.

Recently Issued Accounting Standards

For a discussion of recently issued accounting standards see Note 2. Basis of Presentation and Consolidation included in Part I, Item 1. “Notes to Condensed Consolidated Financial Statements (unaudited)” of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2020 and December 31, 2019 that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

The primary objective of our investment activities is to preserve our capital for the purpose of funding operations, while at the same time maximizing the income, we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and short- and long-term investments in a variety of securities, which could include commercial paper, money market funds and corporate and government debt securities. Our cash, cash equivalents and marketable securities at June 30, 2020 and December 31, 2019 were invested in liquid money market accounts, certificates of deposit and government securities. All market-risk sensitive instruments were entered into for non-trading purposes.

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

Interest Rate Risk

We are exposed to the risk of interest rate fluctuations on the interest income earned on our cash and cash equivalents. A hypothetical 100 basis point movement in interest rates applicable to our cash and cash equivalents outstanding at June 30, 2020 would increase interest income by approximately $0.4 million on an annual basis.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934), as of the end of the period covered by this quarterly report, that ensure that information relating to the registrant which is required to be disclosed in this report is recorded, processed, summarized and reported within required time periods using the criteria for effective internal control established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the registrant’s disclosure controls and procedures were effective as of June 30, 2020.

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

With the exception of the ERP implementation described above, there were no changes in the Company's internal control over financial reporting that occurred during the quarterly period ended June 30, 2020 that have materially affected, or are reasonably likely to materially effect, the Company's internal control over financial reporting.

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

August 12, 2020