Form 10-Q
period 2020-09-30
SYNCHRONOSS TECHNOLOGIES INC
filed 2020-11-09
CIK 1131554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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
As of November 05, 2020, there were 44,105,881 shares of common stock issued and outstanding.

SYNCHRONOSS TECHNOLOGIES, INC.
FORM 10-Q INDEX

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

SYNCHRONOSS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (In thousands)

	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash, restricted cash and cash equivalents	$46,359	$39,001
Marketable securities, current	—	11
Accounts receivable, net	47,705	65,863
Prepaid & Other Current Assets	43,417	38,022
Total current assets	137,481	142,897
Non-Current Assets:
Property and equipment, net	13,408	26,525
Operating lease right-of-use assets	37,019	53,965
Goodwill	227,012	222,969
Intangible assets, net	71,487	77,613
Other Assets, non-current	12,167	8,054
Total Non-Current Assets	361,093	389,126
Total assets	$498,574	$532,023
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,292	$21,551
Accrued expenses	77,693	65,987
Deferred revenues, current	33,897	65,858
Debt, current	10,000	—
Total current liabilities	132,882	153,396
Deferred tax liabilities	2,559	1,679
Deferred revenues, non-current	17,518	21,941
Leases, non-current	48,787	60,976
Other non-current liabilities	3,212	4,589
Redeemable noncontrolling interest	12,500	12,500
Commitments and contingencies
Series A Convertible Participating Perpetual Preferred Stock, $0.0001 par value; 10,000 shares authorized; 242 shares issued and outstanding at September 30, 2020	227,861	200,865
Stockholders’ equity:
Common stock, $0.0001 par value; 100,000 shares authorized, 51,521 and 51,704 shares issued; 44,359 and 44,542 outstanding at September 30, 2020 and December 31, 2019, respectively	5	5
Treasury stock, at cost (7,162 and 7,162 shares at September 30, 2020 and December 31, 2019, respectively)	(82,087)	(82,087)
Additional paid-in capital	512,504	525,739
Accumulated other comprehensive loss	(32,190)	(33,261)
Accumulated deficit	(344,977)	(334,319)
Total stockholders’ equity	53,255	76,077
Total liabilities and stockholders’ equity	$498,574	$532,023

See accompanying notes to condensed consolidated financial statements.

SYNCHRONOSS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net revenues	$68,636	$52,210	$222,293	$218,161
Costs and expenses:
Cost of revenues*	28,452	35,602	93,403	107,958
Research and development	20,885	18,575	59,769	57,282
Selling, general and administrative	23,265	30,536	74,249	82,862
Restructuring charges	820	(39)	6,763	738
Depreciation and amortization	12,212	18,508	33,852	58,920
Total costs and expenses	85,634	103,182	268,036	307,760
Loss from continuing operations	(16,998)	(50,972)	(45,743)	(89,599)
Interest income	20	228	1,587	716
Interest expense	(72)	(203)	(401)	(1,251)
Gain (loss) on extinguishment of debt	—	5	—	822
Other Income, net	2,684	(422)	5,743	17
Equity method investment loss	—	—	—	(1,619)
Loss from continuing operations, before taxes	(14,366)	(51,364)	(38,814)	(90,914)
Benefit (provision) for income taxes	8,744	(9,849)	29,148	(6,614)
Net loss	(5,622)	(61,213)	(9,666)	(97,528)
Net loss attributable to redeemable noncontrolling interests	(60)	(25)	(242)	(931)
Preferred stock dividend	(9,685)	(8,194)	(27,882)	(23,590)
Net loss attributable to Synchronoss	$(15,367)	$(69,432)	$(37,790)	$(122,049)

Earnings per share
Basic	$(0.36)	$(1.70)	$(0.90)	$(3.01)
Diluted	$(0.36)	$(1.70)	$(0.90)	$(3.01)
Weighted-average common shares outstanding:
Basic	42,360	40,910	41,777	40,564
Diluted	42,360	40,910	41,777	40,564
________________________________
*    Cost of revenues excludes depreciation and amortization which are shown separately.

See accompanying notes to condensed consolidated financial statements.

SYNCHRONOSS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited) (In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss	$(5,622)	$(61,213)	$(9,666)	$(97,528)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	1,343	(2,435)	(726)	(1,928)
Unrealized loss on available for sale securities	—	192	751	(710)
Net income (loss) on inter-company foreign currency transactions	864	(740)	1,046	(859)
Total other comprehensive income (loss)	2,207	(2,983)	1,071	(3,497)
Comprehensive loss	(3,415)	(64,196)	(8,595)	(101,025)
Comprehensive loss attributable to redeemable noncontrolling interests	(60)	(25)	(242)	(931)
Comprehensive loss attributable to Synchronoss	$(3,475)	$(64,221)	$(8,837)	$(101,956)

See accompanying notes to condensed consolidated financial statements.

SYNCHRONOSS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited) (In thousands)

	Three Months Ended September 30, 2020
	Common Stock		Treasury Stock		Additional	Accumulated Other		Total
	Shares	Amount	Shares	Amount	Paid-In Capital	Comprehensive Income (Loss)	Accumulated deficit	Stockholders' Equity
Balance at June 30, 2020	51,619	$5	(7,162)	$(82,087)	$517,794	$(34,397)	$(339,313)	$62,002
Stock based compensation	—	—	—	—	4,336	—	—	4,336
Issuance of restricted stock	(105)	—	—	—	—	—	—	—
Preferred stock dividends declared	—	—	—	—	(8,761)	—	—	(8,761)
Amortization of preferred stock issuance costs	—	—	—	—	(925)	—	—	(925)
Net loss attributable to Synchronoss	—	—	—	—	—	—	(5,622)	(5,622)
Non-controlling interest	—	—	—	—	60	—	(60)	—
Total other comprehensive income (loss)	—	—	—	—	—	2,207	—	2,207
Adoption of new credit loss accounting standard	—	—	—	—	—	—	18	18
Balance at September 30, 2020	51,514	$5	(7,162)	$(82,087)	$512,504	$(32,190)	$(344,977)	$53,255

	Three Months Ended September 30, 2019
	Common Stock		Treasury Stock		Additional	Accumulated Other		Total
	Shares	Amount	Shares	Amount	Paid-In Capital	Comprehensive Income (Loss)	Accumulated deficit	Stockholders' Equity
Balance at June 30, 2019	51,578	$5	(7,162)	$(82,087)	$531,282	$(30,897)	$(266,948)	$151,355
Stock based compensation	—	—	—	—	5,587	—	—	5,587
Issuance of restricted stock	24	—	—	—	—	—	—	—
Preferred stock dividends declared	—	—	—	—	(7,598)	—	—	(7,598)
Amortization of preferred stock issuance costs	—	—	—	—	(597)	—	—	(597)
Issuance of common stock on exercise of options	7	—	—	—	39	—	—	39
Shares withheld for taxes in connection with issuance of restricted stock	(1)	—	—	—	(4)	—	—	(4)
Net income attributable to Synchronoss	—	—	—	—	—	—	(61,237)	(61,237)
Non-controlling interest	—	—	—	—	25	—	—	25
Total other comprehensive income (loss)	—	—	—	—	—	(2,983)	—	(2,983)
Balance at September 30, 2019	51,608	$5	(7,162)	$(82,087)	$528,734	$(33,880)	$(328,185)	$84,587

	Nine Months Ended September 30, 2020
	Common Stock		Treasury Stock		Additional	Accumulated Other		Total
	Shares	Amount	Shares	Amount	Paid-In Capital	Comprehensive Income (Loss)	Accumulated deficit	Stockholders' Equity
Balance at December 31, 2019	51,704	$5	(7,162)	$(82,087)	$525,739	$(33,261)	$(334,319)	$76,077
Stock based compensation	—	—	—	—	14,406	—	—	14,406
Issuance of restricted stock	(188)	—	—	—	—	—	—	—
Preferred stock dividends declared	—	—	—	—	(25,373)	—	—	(25,373)
Amortization of preferred stock issuance costs	—	—	—	—	(2,510)	—	—	(2,510)
Shares withheld for taxes in connection with issuance of restricted stock	(2)	—	—	—	—	—	—	—
Net loss attributable to Synchronoss	—	—	—	—	—	—	(9,666)	(9,666)
Non-controlling interest	—	—	—	—	242	—	(242)	—
Total other comprehensive income (loss)	—	—	—	—	—	1,071	—	1,071
Adoption of new credit loss accounting standard	—	—	—	—	—	—	(750)	(750)
Balance at September 30, 2020	51,514	$5	(7,162)	$(82,087)	$512,504	$(32,190)	$(344,977)	$53,255

	Nine Months Ended September 30, 2019
	Common Stock		Treasury Stock		Additional	Accumulated Other		Total
	Shares	Amount	Shares	Amount	Paid-In Capital	Comprehensive Income (Loss)	Accumulated deficit	Stockholders' Equity
Balance at December 31, 2018	49,836	$5	(7,162)	$(82,087)	$534,673	$(30,383)	$(233,299)	$188,909
Stock based compensation	—	—	—	—	16,694	—	—	16,694
Issuance of restricted stock	1,767	—	—	—	—	—	—	—
Preferred stock dividends declared	—	—	—	—	(22,005)	—	—	(22,005)
Amortization of preferred stock issuance costs	—	—	—	—	(1,586)	—	—	(1,586)
Issuance of common stock on exercise of options	7	—	—	—	39	—	—	39
Shares withheld for taxes in connection with issuance of restricted stock	(2)	—	—	—	(12)	—	—	(12)
Adjustments to purchase price allocation	—	—	—	—	—	—	3,574	3,574
Net loss attributable to Synchronoss	—	—	—	—	—	—	(98,458)	(98,458)
Non-controlling interest	—	—	—	—	931	—	—	931
Total other comprehensive income (loss)	—	—	—	—	—	(3,497)	—	(3,497)
Other	—	—	—	—	—	—	(2)	(2)
Balance at September 30, 2019	51,608	$5	(7,162)	$(82,087)	$528,734	$(33,880)	$(328,185)	$84,587

See accompanying notes to condensed consolidated financial statements.

SYNCHRONOSS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Nine Months Ended September 30,
	2020	2019
Operating activities:
Net loss continuing operations	$(9,666)	$(97,528)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	33,852	58,921
Amortization of debt issuance costs	—	272
(Gain) loss on extinguishment of debt	—	(822)
Loss (earnings) from Equity method investments	—	1,619
(Gain) loss on Disposals of fixed assets	12	15
(Gain) loss on Disposals of intangible assets	(2,164)	—
Amortization of bond premium	—	(34)
Deferred income taxes	356	(25)
Stock-based compensation	14,547	17,033
Cumulative adjustment to STI receivable	—	26,044
ROU Asset Impairment	6,232	6,268
Changes in operating assets and liabilities:
Accounts receivable, net	11,357	3,180
Prepaid expenses and other current assets	(5,426)	34,052
Accounts payable	(8,400)	2,615
Accrued expenses	10,063	(9,418)
Deferred revenues	(36,924)	(28,583)
Other liabilities	(5,178)	(1,770)
Net cash provided by operating activities	8,661	11,839

Investing activities:
Purchases of fixed assets	(571)	(7,077)
Additions to capitalized software	(12,610)	(9,289)
Acquisition of intangible assets	(400)	—
Proceeds from the sale of intangibles	2,164	—
Purchases of marketable securities available for sale	—	(47,703)
Maturity of marketable securities available for sale	11	81,794
Net cash provided by (used in) investing activities	(11,406)	17,725

Financing activities:
Taxes paid on withholding shares	(9)	—
Retirement of Convertible Senior Notes & related costs	—	(112,993)
Borrowings on revolving line of credit	10,000	—
Preferred dividend payment	—	(7,075)
Payments on capital obligations	—	(925)
Net cash provided by (used in) financing activities	9,991	(120,993)

Effect of exchange rate changes on cash	112	783

Net increase in cash and cash equivalents	7,358	(90,646)
Cash and cash equivalents, beginning of period	39,001	109,860
Cash and cash equivalents, end of period	$46,359	$19,214

Supplemental disclosures of non-cash investing and financing activities:
Paid in kind dividends on Series A Convertible Participating Perpetual Preferred Stock	$26,995	$14,407

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
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

2. Basis of Presentation and Consolidation

Basis of Presentation and Consolidation

The accompanying interim unaudited condensed consolidated financial statements have been prepared by Synchronoss and in the opinion of management, include all adjustments necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods. They do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020.

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

Risks and Uncertainties

There are many uncertainties regarding the current coronavirus ("COVID-19") pandemic, and the Company is closely monitoring the impact of the pandemic on all aspects of its business, including how it will impact its customers, employees, suppliers, vendors, business partners and distribution channels. While the pandemic did not materially affect the Company’s financial results and business operations for the three and nine months ended September 30, 2020, the Company is unable to predict the impact that COVID-19 will have on its financial position and operating results due to numerous uncertainties. The Company will continue to assess the evolving impact of the COVID-19 pandemic and will make adjustments to its operations as necessary.

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

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

	Three Months Ended September 30, 2020				Three Months Ended September 30, 2019
	Cloud	Digital	Messaging	Total	Cloud	Digital	Messaging	Total
Geography
Americas	$37,806	$10,212	$4,249	$52,266	$38,669	$(6,947)	$2,514	$34,236
APAC	—	791	8,280	9,071	—	769	10,638	11,407
EMEA	1,678	1,633	3,988	7,299	1,792	856	3,919	6,567
Total	$39,484	$12,635	$16,517	$68,636	$40,461	$(5,322)	$17,071	$52,210

Service Line
Professional Services	$5,253	$2,891	$3,262	$11,405	$3,861	$3,407	$2,698	$9,966
Transaction Services	1,345	1,715	—	3,060	1,321	2,720	—	4,041
Subscription Services	32,887	8,001	11,236	52,124	35,243	(12,653)	9,321	31,911
License	—	28	2,019	2,047	36	1,204	5,052	6,292
Total	$39,484	$12,635	$16,517	$68,636	$40,461	$(5,322)	$17,071	$52,210

	Nine Months Ended September 30, 2020				Nine Months Ended September 30, 2019
	Cloud	Digital	Messaging	Total	Cloud	Digital	Messaging	Total
Geography
Americas	$117,889	$33,786	$23,652	$175,326	$116,165	$34,325	$6,864	$157,354
APAC	—	2,368	24,163	26,531	—	2,924	37,578	40,502
EMEA	5,086	4,237	11,113	20,436	5,437	2,506	12,362	20,305
Total	$122,975	$40,390	$58,928	$222,293	$121,602	$39,755	$56,804	$218,161

Service Line
Professional Services	$14,398	$10,163	$14,464	$39,024	$11,220	$11,699	$20,066	$42,985
Transaction Services	4,126	5,004	—	9,130	4,204	5,880	—	10,084
Subscription Services	104,452	24,254	32,965	161,671	106,036	19,886	27,043	152,965
License	—	969	11,499	12,468	142	2,290	9,695	12,127
Total	$122,975	$40,390	$58,928	$222,293	$121,602	$39,755	$56,804	$218,161

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

A contract asset is a right to consideration that is conditional upon factors other than the passage of time. For example, the Company would record a contract asset if it records revenue on a professional services engagement but are not entitled to bill until the Company achieves specified milestones. Contract assets balance at September 30, 2020 is $13.6 million.

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

The Company’s contract assets and liabilities are reported in a net position on a customer basis at the end of each reporting period.

Significant changes in the contract liabilities balance (current and non-current) during the period are as follows (in thousands):

Contract Liabilities*
Balance - January 1, 2020	$87,799
Revenue recognized in the period	(218,074)
Amounts billed but not recognized as revenue	181,690
Balance - September 30, 2020	$51,415
________________________________
*    Comprised of Deferred Revenue

Transaction price allocated to the remaining performance obligations

Topic 606 requires that the Company disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of September 30, 2020. The Company has elected not to disclose transaction price allocated to remaining performance obligations for:

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

As of September 30, 2020, the aggregate amount of transaction price allocated to remaining performance obligations, other than those meeting the exclusion criteria above, was $296.0 million, of which approximately 64.6 percent is expected to be recognized as revenues within 2 years, and the remainder thereafter.

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

The following is a summary of assets, liabilities and redeemable noncontrolling interests and their related classifications under the fair value hierarchy:

	September 30, 2020
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Cash, cash equivalents and restricted cash (1)	$46,359	$46,359	$—	$—
Total assets	$46,359	$46,359	$—	$—
Temporary equity
Redeemable noncontrolling interests (3)	$12,500	$—	$—	$12,500
Total temporary equity	$12,500	$—	$—	$12,500

	December 31, 2019
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Cash, cash equivalents and restricted cash (1)	$39,001	$39,001	$—	$—
Marketable securities-short term (2)	11	—	11	—
Total assets	$39,012	$39,001	$11	$—
Temporary Equity
Redeemable noncontrolling interests (3)	$12,500	$—	$—	$12,500
Total temporary equity	$12,500	$—	$—	$12,500
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

The changes in fair value of the Company’s Level 3 redeemable noncontrolling interests during the nine months ended September 30, 2020 were as follows:

Balance at December 31, 2019	$12,500
Fair value adjustment	(242)
Net income attributable to redeemable noncontrolling interests	242
Balance at September 30, 2020	$12,500

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

The Company reflects finance leases as a component of Leases, non-current on the Condensed Consolidated Balance Sheet. The finance leases were not material for the period ended September 30, 2020.

The following table presents information about the Company's Right of Use (ROU) assets and lease liabilities at September 30, 2020 (in thousands):

ROU assets:
Non-current operating lease ROU assets	$37,019

Operating lease liabilities:
Current operating lease liabilities*	$(9,300)
Non-current operating lease liabilities	(48,703)
Total operating lease liabilities	$(58,003)
________________________________
*    Amounts are included in Accrued Expenses on the Condensed Consolidated Balance Sheet.

The following table presents information about lease expense and sublease income for the three and nine months ended September 30, 2020 (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2020	September 30, 2020
Operating lease cost*	$2,996	$9,216
Other lease costs and income:
Variable lease costs* (1)	5,365	7,092
Sublease income*	(971)	(2,916)
Total net lease cost	$7,390	$13,393
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
(1)    During the third quarter, the Company reevaluated its current business model and determined that certain actions were appropriate to scale down the Company’s global real estate portfolio. These actions resulted in a $5.1 million impairment charge to the Company’s ROU assets and an additional $3.1 million impairment to leasehold improvements.

The following table provides the undiscounted amount of future cash flows included in our lease liabilities at September 30, 2020 for each of the five years subsequent to December 31, 2019 and thereafter, as well as a reconciliation of such undiscounted cash flows to our lease liabilities at September 30, 2020 (in thousands):

Operating Leases
Remaining 2020	$3,296
2021	13,160
2022	12,241
2023	9,756
2024	8,926
Thereafter	26,782
Total future lease payments	74,162
Less: amount representing interest	(16,158)
Present value of future lease payments (lease liability)	$58,003

The following table provides the weighted-average remaining lease term and weighted-average discount rates for our leases as of September 30, 2020:

Operating Leases:
Weighted-average remaining lease term (years), weighted based on lease liability balances	6.52
Weighted-average discount rate (percentages), weighted based on the remaining balance of lease payments	7.7%

The following table provides certain cash flow and supplemental noncash information related to our lease liabilities for the nine months ended September 30, 2020 (in thousands):

Operating Leases:
Cash paid for amounts included in the measurement of lease liabilities	$9,920
Lease liabilities arising from obtaining right-of-use assets	1,481

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

7. Debt

2019 Revolving Credit Facility

On October 4, 2019, the Company entered into a Credit Agreement with Citizens Bank, N.A., for a $10.0 million Revolving Credit Facility. Borrowings under the Revolving Credit Facility bear interest at a rate equal to, at the Company’s option, either (1) the arithmetic average of the LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period (one, three or six months (or 12 months if agreed to by all applicable Lenders)) as selected by the Company relevant to such borrowing plus the applicable margin, or (2) a base rate determined by reference to the greatest of the federal funds rate plus 0.50%, the prime commercial lending rate as determined by the Agent, and the daily LIBOR rate plus 1.00%, in each case plus an applicable margin and subject to a floor of 0%. In addition, on a quarterly basis, the Company is required to pay each lender under the Revolving Credit Facility a 0.2% commitment fee in respect of commitments under the Revolving Credit Facility, which may be subject to adjustment based on the Company’s total leverage ratio. On November 9, 2020, the Company entered into an amended credit agreement which changes the terms of the Company’s debt covenants. The Company is in compliance with its debt covenants. The outstanding balance under the Revolving Credit Facility as of September 30, 2020 is $10.0 million.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Interest expense

The following table summarizes the Company’s interest expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Convertible Senior Notes
Amortization of debt issuance costs	$—	$36	$—	$273
Interest on borrowings	—	66	—	363
2019 Revolving Credit Facility			—	—
Amortization of debt issuance costs	12	—	40	—
Commitment fee	—	—	4	—
Interest on borrowings	59	—	141	—
Other	1	101	216	615
Total	$72	$203	$401	$1,251

8. Accumulated Other Comprehensive (Loss) / Income

The changes in accumulated other comprehensive (loss) income during the nine months ended September 30, 2020 were as follows:

	Balance at December 31, 2019	Other comprehensive loss	Tax effect	Balance at September 30, 2020
Foreign currency	$(28,204)	$(726)		$(28,930)
Unrealized loss on intra-entity foreign currency transactions	(4,306)	1,516	(470)	(3,260)
Unrealized holding gains (losses) on marketable debt securities	(751)	751	—	—
Total	$(33,261)	$1,541	$(470)	$(32,190)

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

9. Stockholders’ Equity

There were no significant changes to Company’s authorized capital stock and preferred stock during the nine months ended September 30, 2020.

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

As of September 30, 2020, there were 241,671 shares of Series A Preferred Stock outstanding, including the initial issuance of 185,000 shares of Series A Preferred Stock and the issuance of 56,671 shares of Series A Preferred Stock as dividends.

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

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

On and after February 15, 2023, holders of shares of Series A Preferred Stock have the right to cause the Company to redeem each share of Series A Preferred Stock for cash in an amount equal to the sum of the current liquidation preference and any accrued dividends. Each share of Series A Preferred Stock is also redeemable at the option of the holder upon the occurrence of a “Fundamental Change” (as that term is defined in the Series A Certificate) at a specified premium (“Liquidation Value”). In addition, the Company is also permitted to redeem all outstanding shares of the Series A Preferred Stock at any time (i) within the first 30 months of the date of issuance for the sum of the then-applicable Liquidation Preference, accrued but unpaid dividends and a make whole amount (known as “Redemption Value”) and (ii) following the 30-month anniversary of the date of issuance for the sum of the then-applicable Liquidation Preference and the accrued but unpaid dividends. As of September 30, 2020, the Liquidation Value and Redemption Value of the Preferred Shares was $243.1 million.

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

A summary of the Company’s Series A Convertible Participating Perpetual Preferred Stock balance at September 30, 2020 and changes during the nine months ended September 30, 2020, are presented below:

	Preferred Stock
	Shares	Amount
Balance at December 31, 2019	217	$200,865
Issuance of preferred stock	25	—
Amortization of preferred stock issuance costs	—	2,510
Issuance of preferred PIK dividend	—	24,486
Balance at September 30, 2020	242	$227,861

Registration Rights

There were no significant changes to the Company’s registration rights during the three and nine months ended September 30, 2020.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Stock Plans

There were no significant changes to the Company’s Stock Plans during the three and nine months ended September 30, 2020. As of September 30, 2020, there were 0.6 million shares available for the grant or award under the Company’s 2015 Plan and 0.4 million shares available for the grant or award under the Company’s 2017 New Hire Equity Incentive Plan.

The Company’s performance cash awards granted to executives under the Long Term Incentive (“LTI”) Plans have been accounted for as liability awards, due to the Company’s intent and the ability to settle such awards in cash upon vesting and the Company has reflected such awards in accrued expenses. As of September 30, 2020, the liability for such awards is approximately $0.8 million.

Stock-Based Compensation

The following table summarizes stock-based compensation expense related to all of the Company’s stock awards included by operating expense categories, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cost of revenues	$505	$804	$1,899	$2,147
Research and development	890	1,117	3,392	3,231
Selling, general and administrative	2,996	4,079	9,256	11,650
Total stock-based compensation expense	$4,391	$6,000	$14,547	$17,028

The following table summarizes stock-based compensation expense related to all of the Company’s stock awards included by award type, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Stock options	$1,701	$2,147	$5,289	$5,640
Restricted stock awards	2,626	3,840	8,922	11,164
Performance Based Cash Units	64	13	336	224
Total stock-based compensation before taxes	$4,391	$6,000	14,547	17,028
Tax benefit	$604	$862	$2,192	$2,700

The total stock-based compensation cost related to unvested equity awards as of September 30, 2020 was approximately $19.9 million. The expense is expected to be recognized over a weighted-average period of approximately 0.89 years.

The total stock-based compensation cost related to unvested performance based cash units as of September 30, 2020 was approximately $0.8 million. The expense is expected to be recognized over a weighted-average period of approximately 1.87 years.

Stock Options

There were no significant changes to the Company’s Stock Option Plans during the three and nine months ended September 30, 2020.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

The Company uses the Black-Scholes option pricing model for determining the estimated fair value for stock options. The weighted-average assumptions used in the Black-Scholes option pricing model are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Expected stock price volatility	78.3%	69.8%	74.5%	69.6%
Risk-free interest rate	0.2%	1.6%	1.0%	1.9%
Expected life of options (in years)	4.52	4.36	4.47	4.34
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Weighted-average fair value (PSV) of the options	$2.23	$4.42	$2.80	$3.84

The following table summarizes information about stock options outstanding as of September 30, 2020:

Options	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2019	4,922	$14.54
Options Granted	2,293	4.86
Options Exercised	—	—
Options Cancelled	(1,149)	21.41
Outstanding at September 30, 2020	6,066	$9.58	5.09	$11.25
Vested at September 30, 2020	1,798	$15.87	3.89	$—
Exercisable at September 30, 2020	1,798	$15.87	3.89	$—

The total intrinsic value of stock options exercisable at September 30, 2020 and 2019 was nil and nil, respectively. The total intrinsic value of stock options exercised during the nine months ended September 30, 2020 and 2019 was nil and nil, respectively.

Awards of Restricted Stock and Performance Stock

There were no significant changes to the Company’s restricted stock award (“Restricted Stock”) and performance stock plan during the three and nine months ended September 30, 2020.

A summary of the Company’s unvested restricted stock at September 30, 2020, and changes during the nine months ended September 30, 2020, is presented below:

Unvested Restricted Stock	Number of Awards	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2019	3,375	$8.68
Granted	286	5.00
Vested	(1,242)	9.02
Forfeited	(467)	7.66
Unvested at September 30, 2020	1,952	$7.41

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

A summary of the Company’s unvested performance-based cash units at September 30, 2020 and changes during the nine months ended September 30, 2020, is presented below:

Unvested Cash Units	Number of Units	Period End Fair Value
Unvested at December 31, 2019	1,046	$4.75
Granted	1,391	—
Vested	—	—
Forfeited	(356)	—
Unvested at September 30, 2020	2,081	$3.01

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

During the third quarter, the Company finalized its U.S. federal income tax return which resulted in a discrete tax benefit of $1.5 million, primarily related to research and development tax credits generated, impact of favorable tax regulations released during the period and refinement of the 2019 current tax expense estimate recorded in the first quarter of 2020 associated with the 2018 NOL carryback claim. In the third quarter of 2020, the Company also received a tax refund for the carryback claim associated to the CARES Act.

The Company recognized approximately $29.1 million in related income tax benefit and $6.6 million in related income tax provision during the nine months ended September 30, 2020 and 2019, respectively. The effective tax rate was approximately 75.3% for the nine months ended September 30, 2020, which was higher than the U.S. federal statutory rate primarily due to discrete income tax benefit recorded in the period associated with a 2018 NOL carryback claim pursuant to the CARES Act, a redemption of the Company’s partnership interest in STIN, and the finalization of the Company’s U.S. federal income tax return. This increase was partially offset by projected current tax expense in certain foreign jurisdictions. The Company continues to consider all available evidence, including historical profitability and projections of future taxable income together with new evidence, both positive and negative, that could affect the view of the future realization of deferred tax assets. As a result of the assessment, no change was recorded by the Company to the valuation allowance during the nine months ended September 30, 2020.

11. Restructuring

The Company continues to execute certain restructurings to identify workforce optimization opportunities to better align the Company’s resources with its key strategic priorities. A summary of the Company’s restructuring accrual at September 30, 2020 and changes during the nine months ended September 30, 2020, are presented below:

	Balance at December 31, 2019	Charges	Payments	Other Adjustments	Balance at September 30, 2020
Employment termination costs	$90	$6,763	$(4,890)	$73	$2,036

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator - Basic:
Net loss from continuing operations	$(5,622)	$(61,213)	$(9,666)	$(97,528)
Net loss attributable to redeemable noncontrolling interests	(60)	(25)	(242)	(931)
Preferred stock dividend	(9,685)	(8,194)	(27,882)	(23,590)
Net loss attributable to Synchronoss	$(15,367)	$(69,432)	$(37,790)	$(122,049)

Numerator - Diluted:
Net loss from continuing operations attributable to Synchronoss	$(15,367)	$(69,432)	$(37,790)	$(122,049)
Income effect for interest on convertible debt, net of tax	—	—	—	—
Net loss from continuing operations adjusted for the convertible debt	(15,367)	(69,432)	(37,790)	(122,049)

Denominator:
Weighted average common shares outstanding — basic	42,360	40,910	41,777	40,564
Dilutive effect of:
Shares from assumed conversion of convertible debt [1]	—	—	—	—
Shares from assumed conversion of preferred stock [2]	—	—	—	—
Options and unvested restricted shares	—	—	—	—
Weighted average common shares outstanding — diluted	42,360	40,910	41,777	40,564

Basic EPS
Earnings per share:
Basic	$(0.36)	$(1.70)	$(0.90)	$(3.01)
Diluted	$(0.36)	$(1.70)	$(0.90)	$(3.01)

Anti-dilutive stock options excluded	—	—	—	—
Unvested shares of restricted stock awards	1,952	3,467	1,952	3,467
________________________________
(1) The calculation does not include the effect of assumed conversion of convertible debt of nil and 512,991 shares for the three months ended September 30, 2020 and 2019, respectively; and nil and 1,687,533 shares for the nine months ended September 30, 2020 and 2019, respectively; which is based on 18.8072 shares per $1,000 principal amount of the Senior Convertible Notes.
(2)    The calculation does not include the effect of assumed conversion of preferred stock of 13,426,155 and 11,510,968 shares, for the three months ended September 30, 2020 and 2019, respectively, and 12,963,664 and 11,199,390 shares for the nine months ended September 30, 2020 and 2019, respectively; which is based on 55.5556 shares per $1,000 principal amount of the preferred stock, because the effect would have been anti–dilutive.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

13. Commitments, Contingencies and Other

Purchase Obligations

Aggregate annual future minimum payments under non-cancelable agreements are as follows:

Non-cancelable agreements	As of September 30, 2020
2020	$4,316
2021	13,750
2022	12,959
2023 and thereafter	35,330
Total	$66,355

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

On September 15, 2017, October 24, 2017, October 27, 2017 and October 30, 2017, the Company’s shareholders filed derivative lawsuits against certain of its officers and directors and the Company (as nominal defendant) in the United States District Court for the District of New Jersey (the “Derivative Suits”). On May 24, 2018, the Court consolidated the Derivative Suits and appointed Lisa LeBoeuf as lead plaintiff. The lead plaintiff designated as the Operative Complaint the complaint she previously had filed on October 27, 2017. On March 11, 2019, the defendants filed a motion to dismiss the Operative Complaint, which the Court granted in substantial part on November 26, 2019. On December 10, 2019, the defendants filed a motion for reconsideration respecting the only claim to survive the motion to dismiss.. On June 12, 2020, the Court granted the defendants’ motion for reconsideration and dismissed the remaining claim without prejudice, allowing lead plaintiff leave to amend her complaint. On July 13, 2020, lead plaintiff filed an amended complaint. The amended complaint alleges claims related to breaches of fiduciary duty and unjust enrichment. The amended complaint’s allegations relate substantially to the same facts as those underlying the Securities Law Action described above. Plaintiff seeks unspecified damages and for the Company to take steps to improve its corporate governance and internal procedures. On September 11, 2020 the defendants filed a motion to dismiss the amended complaint. The Company believes that the asserted claims lack merit and intends to defend against all of the claims vigorously. Due to the inherent uncertainties of litigation, the Company cannot predict the outcome of the actions at this time and can give no assurance that the asserted claims will not have a material adverse effect on its financial position or results of operations.

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

On June 11, 2020 and June 12, 2020, the Company’s shareholders filed derivative lawsuits against certain of its officers and directors and the Company (as nominal defendant) in the United States District Court for the District of New Jersey (the “Demand Refused Derivative Complaints”). The Demand Refused Derivative Complaints allege claims related to breaches of fiduciary duty, unjust enrichment, and alleged violations of securities laws. The complaints’ allegations relate substantially to the same facts as those underlying the Securities Law Action described above. The Demand Refused Derivative Complaints further allege that each plaintiff made a demand upon the Company’s Board of Directors to investigate the alleged misconduct and that such demand was wrongfully refused. On October 20, 2020 the Court appointed co-lead plaintiffs and co-lead counsel for plaintiffs. Plaintiffs seek unspecified damages and for the Company to take steps to improve its corporate governance and internal procedures. Due to the inherent uncertainties of litigation, the Company cannot predict the outcome of the actions at this time and can give no assurance that the asserted claims will not have a material adverse effect on its financial position or results of operations.

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

14. Additional Financial Information

Other Income, net

The following table sets forth the components of included in the Other Income, net included in the Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
FX gains (losses) (1)	$2,228	$(1,314)	$2,330	$(1,619)
Government refunds	322	—	874	—
Income from sale of intangible assets (2)		—	2,164	—
Other (3)	134	892	375	1,636
Total	$2,684	$(422)	$5,743	$17
________________________________
(1)Fair value of foreign exchange gains and losses
(2)Represents gain on sale of certain of the Company’s IP addresses
(3)Represents an aggregate of individually immaterial transactions

15. Subsequent Events

Preferred Dividends

Subsequent to September 30, 2020, the Company paid in-kind the accrued Preferred Dividends of $8.8 million.

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

Our top five customers accounted for 69.0% and 70.8% of net revenues for the nine months ended September 30, 2020 and September 30, 2019, respectively. Contracts with these customers typically run for three to five years. Of these customers, Verizon accounted for more than 10% of our revenues in 2020 and 2019. The loss of Verizon as a customer would have a material negative impact on our company. However, we believe that the costs incurred and subscriber disruption by Verizon to replace Synchronoss’ solutions would be substantial.

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

Three months ended September 30, 2020 compared to the three months ended September 30, 2019

The following table presents an overview of our results of operations for the three months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30, 2020		2020 vs 2019
	2020	2019	$ Change
Net revenues	$68,636	$52,210	$16,426
Cost of revenues*	28,452	35,602	(7,150)
Research and development	20,885	18,575	2,310
Selling, general and administrative	23,265	30,536	(7,271)
Restructuring charges	820	(39)	859
Depreciation and amortization	12,212	18,508	(6,296)
Total costs and expenses	85,634	103,182	(17,548)
Loss from continuing operations	$(16,998)	$(50,972)	$33,974
________________________________
*    Cost of revenues excludes depreciation and amortization which are shown separately.

Net revenues increased $16.4 million to $68.6 million for the three months ended September 30, 2020, compared to the same period in 2019. The increase in revenue is primarily driven by changes to the STIN business which resulted in a reduction in revenue in fiscal 2019. This increase in revenue was partially offset by the sunsetting of our Universal ID product, the accounting treatment of deferred revenue due to the Verizon renewal as per ASC 606 and lower partner revenue in our activation business.

Cost of revenues decreased $7.2 million to $28.5 million for the three months ended September 30, 2020, compared to the same period in 2019. The 2020 decrease was primarily due to cost savings initiatives implemented by the Company. These initiatives resulted in a significant decrease in cost of revenues driven mainly by data center consolidation and operating expense savings.

Research and development expense increased $2.3 million to $20.9 million for the three months ended September 30, 2020, compared to the same period in 2019. The increase in research and development costs was primarily attributable to the right of use asset impairment in 2020.

Selling, general and administrative expense decreased $7.3 million to $23.3 million for the three months ended September 30, 2020, compared to the same period in 2019. The 2020 decrease was primarily driven by cost savings initiatives that resulted in a decrease in employee costs, facilities, and external costs related to outside consultants and legal fees.

Restructuring charges were $0.8 million and $0.0 million for the three months ended September 30, 2020 and 2019, respectively, which primarily related to employment termination costs as a result of the work-force reductions initiated in the current year to reduce operating costs and align our resources with our key strategic priorities.

Depreciation and amortization expense decreased $6.3 million to $12.2 million for the three months ended September 30, 2020, compared to the same period in 2019. The 2020 decrease was primarily attributable to the expiration of amortizable acquired assets in combination with reduced capital expenditures mainly as a result of the data center consolidation efforts, partially offset by the increased amortization of capitalized software. Additionally, management continues to strategically scale down its real estate portfolio which resulted in an additional $3.1 million asset impairment for certain leasehold improvements during the quarter.

Income tax. The Company recognized approximately $8.7 million in related income tax benefit and $9.8 million in related income tax provision during the three months ended September 30, 2020 and 2019, respectively. The effective tax rate was approximately 60.87% for the three months ended September 30, 2020, which was higher than the U.S. federal statutory rate primarily due to discrete income tax benefit recorded in the period associated with the finalization of the Company’s U.S. federal income tax return, projected impact of the new NOL carryback provisions provided by the CARES Act, and a decrease in permanent book-tax adjustments, partially offset by certain foreign jurisdictions projecting current income tax expense. The Company’s effective tax rate was approximately (19.2)% for the three months ended September 30, 2019, which was lower than the U.S. federal statutory rate primarily due to pre-tax losses in jurisdictions where full valuation allowances have been recorded and in zero rate jurisdictions, offset by certain foreign jurisdictions projecting current income tax expense. In addition, during the period the company recorded discrete current income tax expense associated with U.S. Base Erosion and Anti-Abuse Tax.

Discussion of the Condensed Consolidated Statements of Operations

Nine months ended September 30, 2020 compared to the nine months ended September 30, 2019

The following table presents an overview of our results of operations for the nine months ended September 30, 2020 and 2019 (in thousands):

	Nine Months Ended September 30,		2020 vs 2019
	2020	2019	$ Change
Net revenues	$222,293	$218,161	$4,132
Cost of revenues*	93,403	107,958	(14,555)
Research and development	59,769	57,282	2,487
Selling, general and administrative	74,249	82,862	(8,613)
Restructuring charges	6,763	738	6,025
Depreciation and amortization	33,852	58,920	(25,068)
Total costs and expenses	268,036	307,760	(39,724)
Loss from continuing operations	$(45,743)	$(89,599)	$43,856
________________________________
*    Cost of revenues excludes depreciation and amortization which are shown separately.

Net revenues increased $4.1 million to $222.3 million for the nine months ended September 30, 2020, compared to the same period in 2019.  The increase in revenue is primarily driven by changes to the STIN business which resulted in a reduction in revenue in fiscal 2019. This increase in revenue was partially offset by lower partner revenue in our activation business and the sunsetting of certain products.

Cost of revenues decreased $14.6 million to $93.4 million for the nine months ended September 30, 2020, compared to the same period in 2019. The 2020 decrease was primarily due to cost savings initiatives implemented by the Company. These initiatives resulted in a significant decrease in cost of revenues driven mainly by data center consolidation and operating expense savings.

Research and development expense increased $2.5 million to $59.8 million for the nine months ended September 30, 2020, compared to the same period in 2019. The increase in research and development costs was primarily attributable to the right of use asset impairment in 2020.

Selling, general and administrative expense decreased $8.6 million to $74.2 million for the nine months ended September 30, 2020, compared to the same period in 2019. The 2020 decrease was primarily driven by cost savings initiatives that resulted in a decrease in employee costs, facilities, and external costs related to outside consultants and legal fees.

Restructuring charges were $6.8 million and $0.7 million for the nine months ended September 30, 2020 and 2019, respectively, which primarily related to employment termination costs as a result of the work-force reductions initiated in the current year to reduce operating costs and align our resources with our key strategic priorities.

Depreciation and amortization expense decreased $25.1 million to $33.9 million for the nine months ended September 30, 2020, compared to the same period in 2019. The 2020 decrease was primarily attributable to the expiration of amortizable acquired assets in combination with reduced capital expenditures mainly as a result of the data center consolidation efforts, partially offset by the increased amortization of capitalized software.

Interest Income was $1.6 million for the nine months ended September 30, 2020. The interest income was primarily attributable to the settlement of the PIK note receivable, which resulted in a reversal of past interest expenses incurred for tax purposes.

Income tax. The Company recognized approximately $29.1 million in related income tax benefit and $6.6 million in related income tax provision during the nine months ended September 30, 2020 and 2019, respectively. The effective tax rate was approximately 75.3% for the nine months ended September 30, 2020, which was higher than the U.S. federal statutory rate primarily due to discrete income tax benefit recorded in the period associated with a 2018 NOL carryback claim pursuant to the CARES Act, a redemption of the Company’s partnership interest in STIN, and the finalization of the Company’s U.S. federal income tax return. This increase was partially offset by projected current tax expense in certain foreign jurisdictions. The

Company’s effective tax rate was approximately 7.3% for the nine months ended September 30, 2019, which was lower than the U.S. federal statutory rate primarily due to pre-tax losses in jurisdictions where full valuation allowances have been recorded and in zero rate jurisdictions, offset by certain foreign jurisdictions projecting current income tax expense. In addition, during the period the company recorded discrete current income tax expense associated with U.S. Base Erosion and Anti-Abuse Tax.

Liquidity and Capital Resources

As of September 30, 2020, our principal sources of liquidity have been cash provided by operations and capital from our revolving credit facility. Our cash, cash equivalents, marketable securities and restricted cash balance was $46.4 million at September 30, 2020. We anticipate that our principal uses of cash, cash equivalents, and marketable securities will be to fund the expansion of our business through both organic growth and the expansion of our customer base. Uses of cash will also include technology expansion, capital expenditures, and working capital.

At September 30, 2020, our non-U.S. subsidiaries held approximately $7.0 million of cash and cash equivalents that are available for use by our operations around the world. At this time, we believe the funds held by all non-U.S. subsidiaries will be permanently reinvested outside of the U.S. However, if these funds were repatriated to the U.S. or used for U.S. operations, certain amounts could be subject to U.S. tax for the incremental amount in excess of the foreign tax paid. Due to the timing and circumstances of repatriation of these earnings, if any, it is not practical to determine the unrecognized deferred tax liability related to the amount.

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

On and after February 15, 2023, holders of shares of Series A Preferred Stock have the right to cause the Company to redeem each share of Series A Preferred Stock for cash in an amount equal to the sum of the current liquidation preference and any accrued dividends. Each share of Series A Preferred Stock is also redeemable at the option of the holder upon the occurrence of a “Fundamental Change” (as that term is defined in the Series A Certificate) at a specified premium (“Liquidation Value”). In addition, the Company is also permitted to redeem all outstanding shares of the Series A Preferred Stock at any time (i) within the first 30 months of the date of issuance for the sum of the then-applicable Liquidation Preference, accrued but unpaid dividends and a make whole amount (known as “Redemption Value”) and (ii) following the 30-month anniversary of the date of issuance for the sum of the then-applicable Liquidation Preference and the accrued but unpaid dividends. As of September 30, 2020, the Liquidation Value and Redemption Value of the Preferred Shares was $243.1 million.

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

Discussion of Cash Flows

A summary of net cash flows follows (in thousands):

	Nine Months Ended September 30,		Change
	2020	2019	2020 vs 2019
Net cash provided by (used in):
Operating activities	$8,661	$11,839	$(3,178)
Investing activities	(11,406)	17,725	(29,131)
Financing activities	9,991	(120,993)	130,984

Our primary source of cash is receipts from revenue. The primary uses of cash are personnel and related costs, telecommunications and facility costs related primarily to our cost of revenue and general operating expenses including professional service fees, consulting fees, building and equipment maintenance and marketing expense.

Cash flows from operating activities for the nine months ended September 30, 2020 was $8.7 million cash provided by operating activities, as compared to $11.8 million of cash provided by operating activities for the same period in 2019. Excluding the tax refunds received in 2020 and 2019 respectively, cash provided from operations increased for the nine months ended 2020 compared to the nine months ended 2019 mainly driven by the Company’s cost savings initiatives.

Cash flows from investing for the nine months ended September 30, 2020 was $11.4 million cash used for investing, as compared to $17.7 million in cash provided by investing activities during the same period in 2019. The cash used for investing in the current year was primarily related to the purchase of fixed assets and investment in capitalized software offset by the sale of certain IP address assets. The net decrease in cash from investing activities from the prior year mainly related to the net proceeds from the purchases and sales of marketable securities in the prior year that were not present in the current period.

Cash flows from financing for nine months ended September 30, 2020 was $10.0 million of cash provided, as compared to $121.0 million of cash used by financing activities for the same period in 2019. The cash provided from investing activities was attributable to the $10.0 million drawdown from our Revolving Credit Facility. The net change in cash provided from financing activities from the prior year is primarily attributable to the cash provided from the Revolving Credit Facility offset by repayments for our Convertible Senior Notes in 2019.

Effect of Inflation

Although inflation generally affects us by increasing our cost of labor and equipment, we do not believe that inflation has had any material effect on our results of operations during 2020 and 2019. We do not expect the current rate of inflation to have a material impact on our business.

Contractual Obligations
Our contractual obligations consist of contingent consideration, office equipment and colocation services and contractual commitments under third-party hosting, software licenses and maintenance agreements. The following table summarizes our long-term contractual obligations as of September 30, 2020 (in thousands).

	Payments Due by Period
	Total	2020	2021-2023	2024-2025	Thereafter
Capital lease obligations	$129	$10	$114	$5	$—
Revolving Credit Facility	$10,000	$—	$10,000	$—	$—
Interest	—	—	—	—	—
Operating lease obligations	74,162	3,296	35,157	17,130	18,579
Purchase obligations*	66,355	4,316	39,890	22,149	—
Total	$150,646	$7,622	$85,161	$39,284	$18,579
_______________________________
*    Amount represents obligations associated with colocation agreements and other customer delivery related purchase obligations.

Uncertain Tax Positions

Unrecognized tax positions of $3.3 million at September 30, 2020 are excluded from the table above as we are not able to reasonably estimate when we would make any cash payments required to settle these liabilities, but we do not believe that the ultimate settlement of our obligations will materially affect our liquidity. We do not expect that the balance of unrecognized tax benefits will significantly increase or decrease over the next twelve months.

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

During the nine months ended September 30, 2020, the Company made changes in its accounting policies over Accounting Standards Update No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. These updates are described in detail in Note 2. Basis of Presentation and Consolidation. Aside from the adoption of Topic 326, there were no significant changes in our critical accounting policies and estimates discussed in our Form 10-K for the year ended December 31, 2019 during the nine months ended September 30, 2020.  Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019 for a more complete discussion of our critical accounting policies and estimates.

Recently Issued Accounting Standards

For a discussion of recently issued accounting standards see Note 2. Basis of Presentation and Consolidation included in Part I, Item 1. “Notes to Condensed Consolidated Financial Statements (unaudited)” of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2020 and December 31, 2019 that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

The primary objective of our investment activities is to preserve our capital for the purpose of funding operations, while at the same time maximizing the income, we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and short- and long-term investments in a variety of securities, which could include commercial paper, money market funds and corporate and government debt securities. Our cash, cash equivalents and marketable securities at September 30, 2020 and December 31, 2019 were invested in liquid money market accounts, certificates of deposit and government securities. All market-risk sensitive instruments were entered into for non-trading purposes.

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

Interest Rate Risk

We are exposed to the risk of interest rate fluctuations on the interest income earned on our cash and cash equivalents. A hypothetical 100 basis point movement in interest rates applicable to our cash and cash equivalents outstanding at September 30, 2020 would increase interest income by approximately $0.5 million on an annual basis.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934), as of the end of the period covered by this quarterly report, that ensure that information relating to the registrant which is required to be disclosed in this report is recorded, processed, summarized and reported within required time periods using the criteria for effective internal control established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the registrant’s disclosure controls and procedures were effective as of September 30, 2020.

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

With the exception of the ERP implementation described above, there were no changes in the Company's internal control over financial reporting that occurred during the quarterly period ended September 30, 2020 that have materially affected, or are reasonably likely to materially effect, the Company's internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.  OTHER INFORMATION
None.

ITEM 6.  EXHIBITS

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of the Registrant, incorporated by reference to Registrant’s Registration Statement on Form S‑1 (Commission File No. 333‑132080).
3.2	Amended and Restated Bylaws of the Registrant, incorporated by reference to Registrant’s Registration Statement on Form S‑1 (Commission File No. 333‑132080).
3.3	Amendment No. 1 to Amended and Restated Bylaws of Registration, incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on February 20, 2018.
10.1	Release Agreement dated as of April 22, 2020 between the Registrant and Mary Clark.
10.2	Change Request No 12 effective August 7, 2020 to SOW No.1 Application Service Provider Agreement effective as of April 1, 2013 by and between the Registrant and Verizon Sourcing LLC.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a‑14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes‑Oxley Act of 2002 (filed herewith)
31.2	Certification of Principal Financial Officer pursuant to Rule 13a‑14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes‑Oxley Act of 2002 (filed herewith)
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

/s/ Jeff Miller
Jeff Miller
Chief Executive Officer
(Principal Executive Officer)

/s/ David Clark
David Clark
Chief Financial Officer

November 9, 2020