Form 10-K
period 2020-12-31
SYNCHRONOSS TECHNOLOGIES INC
filed 2021-03-16
CIK 1131554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant as of June 30, 2020, the last business day of the Registrant’s last completed second quarter, based upon the closing price of the common stock as reported by The Nasdaq Stock Market on such date was approximately $148.8 million. Shares of common stock held by each executive officer, director and stockholders known by the Registrant to own 10% or more of the outstanding stock based on public filings and other information known to the Registrant have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 11, 2021, a total of 44,162,001 shares of the Registrant’s common stock were outstanding.

The exhibit index as required by Item 601(a) of Regulation S-K is included in Item 15 of Part IV of this report on Form 10-K.

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference to portions of the Registrant’s definitive Proxy Statement for its 2021 Annual Meeting of Stockholders (the “Proxy Statement”), which is to be filed pursuant to Regulation 14A within 120 days after the end of the Registrant’s fiscal year ended December 31, 2020. Except as expressly incorporated by reference, the Proxy Statement shall not be deemed to be a part of this report on Form 10‑K.

SYNCHRONOSS TECHNOLOGIES, INC.
FORM 10-K INDEX

PART I
FORWARD LOOKING STATEMENTS
The words “Synchronoss,” “we,” “our,” “ours,” “us” and the “Company,” refer to Synchronoss Technologies, Inc. and its consolidated subsidiaries. All statements in this Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the “Form 10-K”) that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding Synchronoss’ “expectations,” “beliefs,” “hopes,” “intentions,” “anticipates,” “seeks,” “strategies,” “plans,” “targets,” “estimations,” “outlook” or the like. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Past performance is not necessarily indicative of future results. Synchronoss cautions investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors. We encourage you to read Management’s Discussion and Analysis of our Financial Condition and Results of Operations and our consolidated financial statements contained in this Form 10-K. We also encourage you to read Item 1A of Part I of this Form 10-K, entitled Risk Factors, which contains a more complete discussion of the risks and uncertainties associated with our business. In addition to the risks described in Item 1A of this Form 10-K, other unknown or unpredictable factors also could affect our results. Therefore, the information in this Form 10-K should be read together with other reports and documents that we file with the Securities and Exchange Commission from time to time, including on Form 10-Q and Form 8-K, which may supplement, modify, supersede or update those risk factors. Synchronoss expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in Synchronoss’ expectations with regard thereto or any change in events, conditions, or circumstances on which any such statements are based.
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

ITEM 1.  BUSINESS

Overview

At Synchronoss, we build products that deliver trusted and engaging experiences for our customers and their subscribers at the moments that matter most. Our mission is to provide leading cloud, digital, messaging and network management platforms our customers use to connect, engage and monetize subscribers in more meaningful ways. Our technologies act as a catalyst to enable and unlock new capabilities in our customers’ organizations, creating value through new experiences for their end users and capitalizing on the rapidly converging services, connected devices, networks and applications.

Our businesses span primarily across four pillars and focus on driving profitable growth in business-to-consumer (“B2C”), business-to-business (“B2B”), enterprise and indirect channel (i.e., resellers/dealers) experiences.

•White Label Personal Cloud: Cloud sync, backup, storage, device set up, content transfer and content engagement for user generated content.
•Messaging: White label consumer email solutions. Advanced, multi-channel messaging peer-to-peer (“P2P”) communications and application-to-person (“A2P”) commerce solutions.
•Digital: Customer journey and workflow design, development, orchestration and experience management.
•Total Network Management (“TNM”): integrated application suite that designs, procures, manages and optimizes telecom network infrastructure.

At Synchronoss, we are focused on delivering value to our customers and their end users through:

Managing Complexity:
Many companies struggle with legacy infrastructure and extensive software development lifecycles due to competing priorities. Within Synchronoss, we focus on managing and reducing the complexity, making it simple for our customers to deliver the trusted experiences their (end user) customers expect to have with them. Our platforms resolve complexity with back-end data and system frameworks to create simple, easy use cases to end users and subscribers.

AI and Machine Learning:
Our platforms, products and solutions operate with the assistance of analytics, smart tagging, artificial intelligence, natural language processing, reporting and other data-driven insights. Our technology uses data to help shape user experiences, summarize reporting, prompt next best actions and recommendations and conduct automated dialogue with subscribers.

Trust & Dependability:
We are committed to providing high-quality, dependable services to our customers. To ensure reliability, system uptime and other service offerings, our transaction management is guaranteed through Service Level Agreements (“SLAs”). Our platforms offer a complete customer management solution, including exception handling, which we believe is one of the main factors that differentiates us from our competitors.

Extensibility, Relevance & Scalability:
Our platforms and solutions are built in a modular fashion, thereby conducive to be extended dynamically and enabling our customers to offer solutions that are relevant to current market situations, with the goal of providing them with the competitive edge required for them to be successful. We support expanding transaction volumes reliably and cost effectively with platforms built to scale. Our Synchronoss Personal Cloud platform is deployed across more than 95 million devices, managing 20 billion entities in the Cloud and performing more than 4 million synchronizations per day.

Security & Reliability
The marketplace is fraught with a constantly changing security threat landscape and increasingly vulnerable to attacks. Various governing bodies and companies are on heightened alert and aware of these increasing threats. Customers rely on us to protect the confidentiality, integrity, and availability of sensitive company and client information including the systems and platforms they reside on. We also aims to safeguard the reputation of the company and its customers in the marketplace, maintain compliance with applicable laws and regulatory standards, and protect the privacy of user information. All of our platforms have security oversight and are governed from an information security standpoint by the Synchronoss Information Security Program which is designed to achieve these goals and priorities.

Who We Serve

At Synchronoss, we help our customers accelerate and monetize value-add services to drive growth, retention and enable differentiated experiences. Our technologies appeal to a diverse group of customers in a converging TMT space including:

•Communication service providers (“CSP”)
•Cable operators/multi-services operators (“MSO”)
•Media and Technology Companies with multi-customer-facing channels in global markets
•OEMs with embedded connectivity (e.g., smartphones, laptops, tablets and mobile internet devices)
•Mobile Insurance Providers

Our platforms, products and solutions operate in a white label capacity serving a diverse range of customers in the Telecommunications, Media and Technology (“TMT”) markets and enabling our customers to drive differentiated and trusted experiences with their customer.

Telecommunications, Media and Technology

TMT companies operate and/or market white label instantiations of Synchronoss Cloud, Messaging, and Digital platforms, products and solutions to power new, digitally enhanced experiences for their subscribers and employees. TMT companies use our platforms to author and manage new workflows and customer experiences, orchestrate data from existing back-office systems and create personalized customer experiences across channels and touch points (e.g., online, mobile apps, call centers and care, retail, self-service, etc.).

Operators

CSPs, MSOs and Mobile Insurance Providers market white-label implementations of our Synchronoss Cloud, Messaging, and Digital platforms, products and solutions to their subscribers around the world. CSPs and MSOs market and re-sell the value-added services powered by our technology to their subscribers as part of stand-alone subscriptions, value-added bundles or use our technologies directly to enhance their digital offerings and workflow. CSPs and MSOs license Synchronoss Personal Cloud to enhance their value-added service offerings to subscribers who purchase and lease mobile devices and network connectivity - storing and syncing their user generated content (e.g., videos, photos, documents, contacts, music etc.). CSPs and MSOs license Synchronoss Advanced Messaging and Email to enable white label multichannel messaging services including advanced P2P, A2P transactions and brand/advertiser ecosystems.

Our customers include global service providers such as AT&T, BT, Verizon, Vodafone, T-Mobile, Softbank and MSOs like Comcast, Altice, Charter and Mediacom. These customers utilize our platforms and services to service both consumer and enterprise customers.

How We Go to Market

We market our solutions and services directly through our sales organizations in the Americas, Europe, Middle East and Africa (“EMEA”) and Asia-Pacific (“APAC”). We have invested significantly in our sales, marketing and operations to expand our historically North American presence and revenue weighting to a global presence especially in the EMEA and APAC markets.

Sales

We sell our platforms, products, and services through a direct sales force, with strategic partners and in collaboration with our customers to re-sell services to their end customers and subscribers. Our sales professionals are well versed in our platforms, products and services with domain understanding of market trends, demands and conditions that our current and potential customers are facing.

Marketing

The Synchronoss Corporate Marketing team is the face of our organization. Their mission is to deliver the right strategy, tools, support and customer acquisition initiatives that accelerate our growth. They play a vital role in promoting our products, discovering new markets, and driving subscriber growth, retention, and loyalty initiatives for all cloud deployments globally.

What We Deliver - Our Platforms

Synchronoss Personal Cloud™ Platform

Synchronoss Cloud platforms, products and solutions are designed to create an engaging and trusted customer experience for Operator subscribers from device purchase, service onboarding and ongoing content management and engagement. The Synchronoss Personal Cloud™ platform is a secure and highly scalable, white label platform that allows our carriers’ customers to protect, engage with, and manage their personal content and gives our operator customers the ability to increase average revenue per user (“ARPU”)

Our Synchronoss Personal Cloud™ platform is specifically designed to support smartphones, tablets and wirelessly enabled consumer electronics such as wearables for health and wellness, cameras, tablets, e-readers, personal navigation devices, and GPS enabled devices, as well as connected automobiles. Our Synchronoss Personal Cloud™ solution features products that facilitate the transfer of mobile content from one smart device to another.

•Mobile Content Transfer: Our Synchronoss Mobile Content Transfer™ solution is an easy-to-use product whose client enables a secure, peer-to-peer, wireless transfer of content from one mobile smart device to another in a carrier retail location or at home/work, etc. Our solution can transfer select data classes that may include photos, videos, music, messages, documents, contacts, and call logs, across operating systems including iOS and Android.

•Backup & Transfer: Our Synchronoss Backup & Transfer™ solution is a variation of Synchronoss Mobile Content Transfer™ that offers the same peer-to-peer transfer of select data classes across smart mobile devices and major operating systems and also offers the ability to send supported data classes that may include photos, videos, music, messages, documents, contacts and call logs up to the cloud for temporary storage and then restore the content back into the new device or to a new device with the same client.

Messaging Platform

Synchronoss’ Messaging Platform powers mobile messaging and mailboxes for hundreds of millions of telecommunication subscribers. Our Advanced Messaging platform is a powerful, secure, intelligent, white-label messaging platform that expands capabilities for Operators and TMT companies to offer P2P messaging via Rich Communications Services (“RCS”). Our Mobile Messaging Platform (“MMP”) is poised to provide a single standard ecosystem onboarding and management to brands, advertisers and message wholesalers.

•Advanced Messaging: Our Advanced Messaging platform supports rich messaging channel in both RCS and other Real-Time Communication (“RTC”) and enables rich, P2P communications and creates new commerce and revenue opportunities across channels via A2P experiences for Operators and other brands. Our messaging platform operates in tandem with Messaging-as-a-Platform (“MaaP”), Messaging Marketplace as well as dedicated, third-party clients and native OEM clients, providing an end-end to messaging platform and monetization tools to the operators, CpassS players and brands.

•E-Mail: Our Email suite provides service providers with a secure, white-label, back-end framework for a branded email service that provides the opportunity to introduce and promote services that can be monetized. Our carrier branded Email solution offers leading anti-virus & anti-spam and malware technology to keep the integrity and security of the customer experience and protection of subscriber data to carrier standards. Our Email solution is an important repository for critical communications with an intuitive and feature-rich mobile and desktop email experience ensuring stickiness and increasing customer lifetime value.

Total Network Management

The Synchronoss Total Network Management application provides operators with the tools and software to design their physical network, streamline their infrastructure purchases, and manage and optimize comprehensive network expense for leading top tier carriers around the globe.
•spatialSUITE: Our spatialSUITE provides enterprise-wide access to timely, accurate, and comprehensive network information – including physical location, specifications, attributes, connectivity and capacity – for every inside-plant and outside-plant asset. It delivers data across the enterprise to support provisioning, planning and design, construction, fault and event management, work order management, customer service, marketing and other critical business functions. The automation and ease of integration of our platform is designed to enable our customers to lower the cost of new subscriber acquisitions and enhance the accuracy and reliability of customer transactions.

•Interconnect NOW (iNOW): Our iNOW provisioning system eliminates manual handling of service orders and manages the full order lifecycle between customer and supplier via automation and rules-based validation. iNOW includes an interface that powers bulk provisioning needs and an open API to seamlessly integrate to other carrier systems. iNOW also provides an electronically bonded gateway platform enabling rapid electronic order confirmations and status updates between bonded carriers. Finally, completed order information flows to Financial Analytics providing integrated and automated order to billing reconciliation functionality.

•Financial Analytics: Our Financial Analytics Platform is a comprehensive application suite that helps operators reduce costs, mitigate risks, enforce financial compliance and controls, and increase operational efficiencies. Financial Analytics ingests any supplier invoice (in any format) through a unique software-driven process – with 100% of the detail. Invoices are managed via automated audit and payment workflow tightly coupled with a software driven dispute management lifecycle, providing a true procurement-to-payment process on network expenses and disputes across a carrier’s organization.

Digital

The Synchronoss Digital Platform is a suite of technology, tools and solutions that includes digital experience creation and management, automated provisioning, artificial intelligence and financial analytics that service a broad swatch of TMT markets.

By equipping our customers with a toolkit of capabilities, they can design, deploy and manage end user customer journeys and workflows easily and quickly from one central platform that also integrates across front end customer engagement channels as well as enterprise business systems (e.g. CRM, POS) allowing non-citizen developers to configure rather than code experiences. The platform sits between customer-facing touch points and a customer’s existing back-office systems to orchestrate data, workflows and processes into digital customer journeys that interface with end user channels creating user experiences that can be centrally managed and coordinated with less resources than is typical in a traditional IT environment.

•Digital Experience Platform (“DXP”) is a purpose-built, low-code experience creation and management toolset that sits between our customers’ end-user facing applications and their existing back end systems, enabling the authoring and management of customer journeys in a cloud-native no/low-code environment.
•Our Digital Activation Module is powered by DXP and allows Operators and indirect mobility resellers to activate mobility plans with carriers without large, dedicated teams and affords flexibility at a fraction of the cost and time to go to market.

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

Overall Trends in the TMT Market

•Convergence
•Digital Transformation
•Regulation
•Disintermediation
•5G

The biggest growth driver of the next five years is predicted to be the global adoption of 5G networks, and the epoch change in business that comes with it. In the U.S alone, telecom giant Ericsson predicts 320M 5G subscribers by 2025 with 86% of Deloitte-surveyed networking executives expecting advanced wireless solutions to transform their business within three years. 5G is being ushered in by network operators as a platform for innovation, not simply a next-generation improvement to network infrastructure. 5G is a hundred times faster than the current 4G technology, capable of supporting one hundred times more devices / km2 with a 50X improvement in total latency. While the extra speed and capacity that 5G provides is important, the improvements in network latency will usher in an entirely new spectrum of use cases that require instantaneous processing of large, multi-device data sets and faster, Artificial Intelligence decision-making at the edge. With 5G still in its infancy we believe there is significant opportunity to evolve our Personal Cloud and Advanced Messaging products to deliver a connected, personalized, 5G-enhanced experience for consumers.

According to a recent study by Ericsson - with over 35,000 participants from 22 countries representing the opinions of over 1 billion smartphone users globally - 43% of smartphone users are willing to pay a significant premium for a 5G plan expect new applications and services as a part of the offering. And with that new, shiny plan 5G users are expected to consume, on average, 2-3X more data than their 4G counterparts with an expected 76% of that traffic being attributed to video by 2025. As more smart devices come online and more personal content is uploaded in 4K/8K Ultra-HD we believe the demand for consumer cloud services will expand exponentially. To meet that demand. over the next five years, we believe our white-label Personal Cloud product will transform into a personal content engagement platform that organizes and enhances a user’s digital life, creating meaningful connections between friends and family, and puts them back in control of their personal data.

With the worldwide edge computing market forecasted to reach ~$250B in 2024, emerging markets leapfrogging to 5G infrastructure, and over 50% of the world expected to have 5G coverage by 2025 we believe these factors will create a significant breeding ground for 5G-backed innovation and customer expansion. By leveraging our existing relationships with the world’s largest mobile and broadband network operators and driving increased consumption and engagement with our more than 7 million Personal Cloud user base, we believe we are uniquely positioned to be the leading global provider of white label, 5G consumer cloud engagement apps.

Competition

Competition across our markets is incredibly diverse, dynamic and nuanced in an increasingly interconnected landscape of rapidly changing technologies, evolving industry standards, new product introductions and converging spaces and services.

We face the following categories of competitors:

•OTT Service & Platform Providers - Apple, Google, Dropbox, Box, Microsoft and Amazon all provide personal cloud services closely integrated to their respective technology or service platforms.
•White Label Platform Providers - The field of platform-independent, white label personal cloud providers has consolidated in recent years with Funambol, One Drive and others competing for Operator distribution deals. However, these providers target second and third tier regional operators with low-risk, revenue share business models and do not generally pose a real threat to Tier 1 world-wide Operators.
•The emerging RCS marketplace is intensely competitive across the globe. Leading OTT device and OS platform providers, led by Google, Samsung along with prominent online platform providers such as Facebook, WhatsApp, Instagram, WeChat, and LINE have created a radically new market for communication and monetization that is turning “messaging” into a new, virtual OS.
•System Integrators - Accenture, Amdocs and others engage our customers in long term contracts for services focused on digital transformation.
•CRM and BPM Providers - Major providers of CRM and other systems of record such as Salesforce, Pega Systems and Vlocity
•Telecom Expense Management (TEM) Providers – major providers of both wholesale and retail TEM software and services such as TEOCO and Tangoe.
•Telecom Service Order Management Providers – major providers of software that manage the full order lifecycle of telecommunications service orders such as Neustar. Order management applications and processes developed/utilized by Operators also present competition.
•Geospatial Network Planning Providers – major providers of software that manage the planning and design of physical communication networks such as Bentley, GE Smallworld, and 3-GIS.

To compete against global platform providers, we are compelled to maximize our natural advantages through the relationships we have with our customers and partners and the unique value we offer them: bottom line increase in revenue and margins. We believe we compete favorably across these factors and are unhindered by legacy constraints. However, some of our competitors may have greater name recognition, longer operating histories, more varied services, the ability to bundle a broader range of products and services, larger marketing budgets, established marketing relationships, access to larger user bases, major distribution agreements with hardware manufacturers and resellers, and greater financial, technical, and other resources.

Human Capital

At Synchronoss, we believe that our growth and success are attributable in large part to our diverse employee base and an experienced management team, with a mission to make Synchronoss a great place to work. We continue to invest in our employees, as well as developing and promoting our team-oriented culture, and believe that these efforts provide us with a sustainable competitive advantage.

As of December 31, 2020, we had 1,598 full-time employees located in India, North America, Europe, and Asia Pacific regions. None of our employees are covered by any collective bargaining agreements.

We have a purpose-driven culture, with a focus on employee input and well-being, which we believe enables us to attract and retain exceptional talent. We offer learning and development programs for all employees. Employees are able to actively voice their questions and thoughts through many internal channels, including our company townhall meetings and employee engagement surveys. While we have always had distributed teams collaborating around the globe, the COVID-19 pandemic provided an unexpected experiment in remote work, as the vast majority of our employees pivoted to working from home starting in March 2020. In May 2020, we announced that most employees will continue to have the option to work remotely even after we reopen our offices. This flexible location policy has unlocked opportunities to source, connect, and hire talent in more locations. We believe it will also enable us to retain talent, as employees can continue to work for Synchronoss if they need or want to relocate.

A key focus of our human capital management approach is our commitment to improving inclusion and diversity. In 2020, our focus was on building sustainable systems to champion inclusion and diversity via three critical channels — growing our

Communities program (employee resource groups), equipping our managers to build and lead inclusive teams, and making diversity a central component of our recruiting strategy.

From a total rewards perspective, Synchronoss offers a competitive compensation and benefits package, which we review and update each year. Our annual compensation planning coincides with our feedback cycle where employees and managers have performance conversations to facilitate learning and career development. As part of our compensation review program, we conduct pay equity analyses annually.

Corporate Information

We were incorporated in Delaware in 2000. Our principal offices are located at 200 Crossing Boulevard Bridgewater NJ. We completed our initial public offering in 2006, and our common stock is listed on the NASDAQ Global Select Market under the symbol “SNCR.”

Available Information

Our website is located at www.synchronoss.com and our investor relations website is located at www.synchronosstechnologiesinc.gcs-web.com. We have used, and intend to continue to use, our investor relations website as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. The following filings are available through our investor relations website after we file them with the Securities and Exchange Commission ("SEC"): Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K, and our Proxy Statement for our annual meeting of stockholders. These filings are also available for download free of charge on our investor relations website. The SEC also maintains an Internet website that contains reports, proxy statements and other information about issuers, like us, that file electronically with the SEC. The address of that website is www.sec.gov. The contents of these websites are not incorporated into this filing. Further, the Company’s references to the URLs for these websites are intended to be inactive textual references only.

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

Risk Factors Summary

Our business operations are subject to numerous risks and uncertainties, including those outside of our control, that could cause our actual results to be harmed, including risks regarding the following:

Operation Risks

•Our business may not generate sufficient cash flows from operations or future borrowings may not be available in amounts sufficient to enable us to fund liquidity needs or capital expenditures which may impact our ability to expand our operations and invest in new products which could reduce our ability to compete.
•Our revenue, earnings and profitability are affected by the length of our sales cycle, and a longer sales cycle could adversely affect our results of operations and financial condition.
•Fluctuations in our operating results due to certain factors make our future results difficult to predict.
•A limited number of customers account for a substantial portion of our revenues.
•Due to the global nature of our operations, political or economic changes or other factors in a specific country or region could harm our operating results and financial condition.
•Fluctuations in foreign currency exchange rates could result in foreign currency transaction losses.
•The terms of our secured revolving credit facility require, and additional financing may require, us to meet certain operating covenants and place restrictions on our operating and financial flexibility.
•We make investments in new products and services that may not be profitable.
•We must recruit and retain our key personnel and our failure to recruit and retain qualified employees, including issues relating to immigration restrictions, could have a negative impact on our business.
•Because we recognize revenue for certain products and services ratably over the term of customer agreements and we are subject to complex revenue recognition standard, changes in the value of signed contracts will not be fully reflected in our operating results and changes in these standards may impact our business and results of operations.
•Our performance and growth depend on our ability to generate customer referrals and develop customer relationships that will enhance our sales and marketing efforts.
•Many of our products are complex and may contain defects that are detected only after deployment and if that occurs, our reputation may be harmed and may result in loss or delay in market acceptance of our products.
•Failure to maintain the confidentiality, integrity and availability of our systems, software and solutions could seriously damage our reputation and affect our ability to retain customers and attract new business.
•Consolidation in the communications industry or the other industries that we serve can reduce the number of actual and potential customers.
•Failures or interruptions of our systems and services could materially harm our revenues, impair our ability to conduct our operations and damage relationships with our customers.
•The quality of our offerings is important to our customers and failure to meet our service level obligations or otherwise fail to offer quality support and services would subject us to penalties and we could lose customers.
•Our reliance on third-party providers exposes us to a variety of risks we cannot control and interruptions or delays in our service due to problems with these third-party providers could adversely affect our business.
•We may seek to acquire or make investments in companies or technologies which could disrupt our management, dilute our stockholders’ ownership, increase our debt, and adversely affect our business.
•Economic, political, market conditions and catastrophic events can adversely affect our business.
•Downgrades in our credit ratings may increase our future borrowing costs, limit our ability to raise capital or cause our stock price to decline, any of which could have a material adverse impact on our business.

Risks Related to our Business and Industry

•The financial and operating difficulties in the telecommunications sector, including those related to the COVID-19 pandemic, may negatively affect our customers and our business.

•If we do not continue to improve our operational, financial and other internal controls and systems to manage our growth, our business could be adversely affected.
•The success of our business depends on the continued growth in demand for connected devices and the continued availability of high-speed access to the Internet.
•Our business depends on businesses adopting our products and existing customers renewing and expanding their subscriptions for our services and any decline in these would harm our operating results.
•If we fail to (i) compete successfully with existing or new competitors, (ii) adapt to rapid technological change or achieve or (iii) sustain market acceptance of our services and solutions at desired pricing levels, we could lose customers or market share, which could adversely affect our ability to sustain or grow revenue.
•We rely on strategic relationships with third parties to sell and deliver our solutions and the compatibility of our services with third party applications that our customers use.

Legal, Regulatory and Compliance Risks

•Government regulation of the Internet and e-commerce and exchange of certain information is subject to possible unfavorable changes.
•Changes in laws, regulations or governmental policy applicable to our customers or potential customers may decrease the demand for our solutions or increase our costs.
•Our expansion into new markets may be subject to uncertainties that could increase our costs to comply with foreign regulatory requirements, disrupt our operations and require increased focus from our management.
•If we are unable to protect our intellectual property rights, we could be required to incur significant expenses to enforce our rights and defend claims by others that we infringe their proprietary technology.
•We collect, process, store and use personal information and other data, and our failure to protect this information and data could damage our reputation and brand and harm our business and operating results.
•Compliance with changing data protection and privacy laws could require us to incur significant costs or experience significant business disruption.
•Our use of “open source” software could negatively affect our ability to sell our services.
•As a result of being a public company, we continue to incur significant costs and devote management time.
•Changes in tax regulations could adversely affect our effective tax rates and if we are required to collect sales taxes on the services we sell in additional jurisdictions, we may be subject to liability for past sales.

Risks Related to our Series A Preferred Stock and Common Stock

•Our Series A Preferred Stock contains covenants that may limit our business flexibility and the holders have rights that are preferential to common stockholders.
•Our stock price may continue to experience significant fluctuations and could subject us to litigation.
•The decline in the price of our securities and the restatement of our financial results has resulted in private litigation that if results in judgments against us could have a material adverse impact on our business.
•Other than payment of dividends on our Series A Preferred Stock, we have never paid dividends on our capital stock and do not anticipate paying dividends in the foreseeable future.
•Delaware law and provisions in our restated certificate of incorporation and bylaws could make a merger, tender offer or proxy contest difficult, therefore depressing the trading price of our common stock.

Operation Risks

Our business may not generate sufficient cash flows from operations, or future borrowings which may not be available to us, in amounts sufficient to enable us to fund our liquidity needs and capital expenditure requirements necessary to expand our operations and invest in new products which could reduce our ability to compete and could harm our business.

We cannot guarantee that we will be able to generate sufficient revenue or obtain enough capital to fund our planned capital expenditures and execute on our business strategy. We may be more vulnerable to adverse economic conditions than our leveraged competitors and thus less able to withstand competitive pressures. We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new products and enhancements to our platforms or acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional equity financing, our stockholders may experience significant dilution of their ownership interests and the per share value of our common stock could decline. In addition, the terms of any future issued equity securities could entitle the holders of those equity securities to rights, preferences and privileges superior to those of holders of our common stock. Furthermore, if we engage in debt financing, the holders of debt might have priority over the holders of common stock, and we may be required to accept terms that restrict our ability to incur additional indebtedness, including restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities. We may also be required to take other actions that would otherwise be in the interests of the debt holders and force us to maintain specified liquidity or other ratios, any of which could harm our business, results of operations, and financial condition. If we need additional capital and cannot raise it on acceptable terms, we may not be able to, among other things, (i) develop or enhance our products and platforms, (ii) acquire complementary technologies, products or businesses, (iii) expand operations in the United States or internationally or (iv) respond to competitive pressures or unanticipated working capital requirements.

If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited which may also require us to delay, scale back or eliminate some or all of our activities which could have a material adverse effect on our business, results of operations and financial condition.

Our revenue, earnings and profitability are affected by the length of our sales cycle, and a longer sales cycle could adversely affect our results of operations and financial condition.

Our business is directly affected by the length of our sales cycles. Our customers’ businesses are relatively complex and their purchase of the types of services that we offer generally involve a significant financial commitment, with attendant delays frequently associated with large financial commitments and procurement procedures within an organization. In addition, as we continue to further penetrate the enterprise and the size and complexity of our sales opportunities continue to expand, we have seen an increase in the average length of time in our sales cycles. The purchase of the types of services that we offer typically requires coordination and agreement across many departments within a potential customer’s organization. Delays associated with such timing factors could have a material adverse effect on our results of operations and financial condition. In periods of economic slowdown our typical sales cycle lengthens, which means that the average time between our initial contact with a prospective customer and the signing of a sales contract increases. The lengthening of our sales cycle could reduce growth in our revenue. In addition, the lengthening of our sales cycle contributes to an increased cost of sales, thereby reducing our profitability.

We may experience quarterly fluctuations in our operating results due to a number of factors which make our future results difficult to predict and could cause our operating results to fall below expectations or our guidance.

As a result of a variety of factors discussed in this report, many of which are out of our control, our revenue for a particular quarter is difficult to predict, especially in light of a challenging and inconsistent global macroeconomic environment and related market uncertainty. Our revenue may grow at a slower rate than in past periods or decline as it has in the past on a year-over-year basis. Our ability to meet financial expectations could also be adversely affected if the nonlinear sales pattern seen in some of our past quarters recurs in future periods. The timing of large orders can also have a significant effect on our business and operating results from quarter to quarter. From time to time, we receive large orders that have a significant effect on our operating results in the period in which the order is recognized as revenue. The timing of such orders is difficult to predict, and the timing of revenue recognition from such orders may affect period to period changes in revenue. As a result, our operating results could vary materially from quarter to quarter based on the receipt of such orders and their ultimate recognition as revenue. We plan our operating expense levels based primarily on forecasted revenue levels. These expenses and the impact of long-term commitments are relatively fixed in the short term. A shortfall in revenue could lead to operating results being below expectations because we may not be able to quickly reduce these fixed expenses in response to short-term business changes. As a result, comparing our operating results on a period-to-period basis may not be meaningful. Our past results should not be relied on as an indication of our future performance. Non-GAAP financial measures should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. In addition, non-GAAP metrics we may disclose, such as EBITDA, and any corresponding trends in such metrics should not be relied on as an indication that our GAAP results, such as income (loss), will be similar or will follow the same trends. If our revenue or operating results fall below the expectations of investors or securities analysts or below any guidance we may provide to the market, the price of our common stock could decline substantially. Any of the above factors could have a material adverse impact on our operations and financial results.

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

Our top five customers accounted for 68.0% of revenues for the year ended December 31, 2020 compared to 69.2% of revenues for the year ended December 31, 2019. Of these customers, Verizon accounted for more than 10% of our revenues in 2020, 2019, and 2018. There are inherent risks whenever a large percentage of total revenues are concentrated with a limited number of customers. It is not possible for us to predict the future level of demand for our services that will be generated by these customers or the future demand for the products and services of these customers in the end-user marketplace. In addition, revenues from these larger customers may fluctuate from time to time based on the commencement and completion of projects, the timing of which may be affected by market conditions or other factors, some of which may be outside of our control. Further, some of our contracts with these larger customers permit them to terminate our services at any time (subject to notice and certain other provisions). If any of our major customers experience declining or delayed sales due to market, economic or competitive conditions, we could be pressured to reduce the prices we charge for our services or we could lose the customer. Any such development could have an adverse effect on our margins and financial position and would negatively affect our revenues and results of operations and/or trading price of our common stock.

We are exposed to our customers’ credit risk.

We are subject to the credit risk of our customers and customers with liquidity issues may lead to credit losses for us. Most of our sales are on an open credit basis, with typical payment terms between 45 and 60 days in the United States and, because of local customs or conditions, longer payment terms in some markets outside the United States. We use various methods to screen potential customers and establish appropriate credit limits, but these methods cannot eliminate all potential bad credit risks and may not prevent us from approving applications that are fraudulently completed. Moreover, businesses that are good credit risks at the time of application may become bad credit risks over time and we may fail to detect this change. We maintain reserves we believe are adequate to cover exposure for doubtful accounts. If we fail to adequately assess and monitor our credit risks, we could experience longer payment cycles, increased collection costs and higher bad debt expense. A decrease in accounts receivable resulting from an increase in bad debt expense could adversely affect our liquidity. Our exposure to credit risks may increase if our customers are adversely affected by a difficult macroeconomic environment, or if there is a continuation or worsening of the economic environment. Although we have programs in place that are designed to monitor and mitigate the associated risk, including monitoring of particular risks in certain geographic areas, there can be no assurance, especially during the COVID-19 pandemic, that these programs will be effective in reducing our credit risks or preventing us from incurring additional losses. Future losses, if incurred, could harm our business and have a material adverse effect on our business operating results and financial condition. Additionally, to the degree that the current or future credit markets makes it more difficult for some customers to obtain financing, those customers’ ability to pay could be adversely impacted, which in turn could have a material adverse impact on our business, operating results, and financial condition.

Due to the global nature of our operations, political or economic changes or other factors in a specific country or region could harm our operating results and financial condition.

We conduct significant sales and customer support operations in countries around the world. As such, our growth depends in part on our increasing sales into emerging countries. We also depend on, and many of our customers depend on, non-U.S. operations of our contract manufacturers, component suppliers and distribution partners. Emerging countries in the aggregate experienced a decline in orders during fiscal 2020 and certain prior periods. We continue to assess the sustainability of any improvements in these countries and there can be no assurance that our investments in these countries will be successful. Our future results could be materially adversely affected by a variety of political, economic or other factors relating to our operations inside and outside the United States, including impacts from global central bank monetary policy; issues related to the political relationship between the United States and other countries that can affect the willingness of customers in those countries to purchase products from companies headquartered in the United States; the impact of the COVID-19 or other public health epidemics or concerns on our customer’s component suppliers, and the challenging and inconsistent global macroeconomic environment, any or all of which could have a material adverse effect on our operating results and financial condition, including, among others things:

•Foreign currency exchange rates;
•Political or social unrest;
•Economic instability or weakness or natural disasters in a specific country or region, including the current economic or health challenges in China and global economic ramifications of Chinese economic difficulties; or instability as a result of Brexit;
•Environmental and trade protection measures and other legal and regulatory requirements, some of which may affect our ability to import our products, to export our products from, or sell our products in various countries;
•Political considerations that affect service provider and government spending patterns;
•Health or similar issues and the responses thereto, such as a pandemic or epidemic, including the COVID-19 pandemic and responses taken thereto;
•Difficulties in staffing and managing international operations; or
•Adverse tax consequences, including imposition of withholding or other taxes on our global operations.

Fluctuations in foreign currency exchange rates could result in foreign currency transaction losses, which could harm our operating results and financial condition.

We consider the U.S. dollar to be our functional currency. However, given our international operations we currently have, and expect to have in the future, revenue and expenses and related assets and liabilities denominated in foreign currencies. Foreign currency transaction exposure results primarily from transactions with customers or vendors denominated in currencies other than the functional currency of the entity in which we record the transaction. Any fluctuation in the exchange rate of these foreign currencies may positively or negatively affect our business and operating results. We face exposure to movements in foreign currency exchange rates due to the fact that we have non-U.S. dollar denominated revenue worldwide. Weakening of foreign currencies relative to the U.S. dollar adversely affects the U.S. dollar value of our foreign currency denominated revenue and positively affects the U.S. dollar value of our foreign currency denominated expenses. If foreign currencies were to weaken or strengthen relative to the U.S. dollar, we might elect to raise or lower our international pricing, which could potentially impact demand for our services. Alternatively, we might opt not to adjust our international pricing as a result of fluctuations in foreign currency exchange rates, which could potentially have a positive or negative impact on our results of operations and financial condition. Similarly, our financial performance may be impacted by fluctuations in currency exchange rates when it comes to our non-U.S. dollar denominated expenses. The third-party vendors and suppliers to whom we owe payments for non-U.S. dollar denominated expenses may or may not decide to adjust their pricing to reflect fluctuations in foreign currency exchange rates. If there continues to be volatility in foreign currency exchange rates, we will continue to experience fluctuations in our operating results due to revaluing our assets and liabilities that are not denominated in the functional currency of the entity that recorded the asset or liability, and the translation of our non-U.S. denominated revenue and expenses into U.S. dollars may affect the year-over-year comparability of our operating results.

The terms of our secured revolving credit facility require us to meet certain operating covenants and place restrictions on our operating and financial flexibility. If we raise additional capital through debt financing, the terms of any new debt could further restrict our ability to operate our business.

In October 2019, we entered into a revolving credit facility with Citizens Bank, N.A. that is secured by a lien covering substantially all of our assets, other than our existing real property. The revolving credit facility contains customary covenants that limit the ability of our company and our restricted subsidiaries to, among other things, (1) incur additional indebtedness, (2) pay dividends or make certain other restricted payments, (3) sell assets, (4) make certain investments and (5) grant liens. These covenants are subject to exceptions and qualifications set forth in the credit agreement. The financial covenants set forth in the credit agreement include a maximum consolidated total leverage ratio and a minimum consolidated fixed charge coverage ratio, each of which will be tested at the end of each fiscal quarter. If we default under the terms of the revolving credit facility or any future debt facility, the lender may accelerate all of our repayment obligations and take control of our pledged assets, potentially requiring us to renegotiate our agreement on terms less favorable to us or to immediately cease operations. Further, if we are liquidated, the lender’s right to repayment would be senior to the rights of the holders of our common stock. The lender could declare a default upon the occurrence of any event that they interpret as a material adverse effect as defined under the loan agreement. Any declaration by the lender of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline. If we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.

We make investments in new products and services that may not be profitable or align with our company vision.

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

Our employee retention and hiring may be adversely impacted by immigration restrictions and related factors

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

We are subject to revenue recognitions standards and because we recognize revenue for certain products and services ratably over the term of customer agreements upturns or downturns in the value of signed contracts will not be fully and immediately reflected in our operating results and any changes in the standards could impact our business.

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

In our business, we depend on end-users of our solutions to generate customer referrals for our services. We also depend on members of the communications industry, financial institutions, legal service providers and other third parties who use our services to recommend them to a larger customer base than we can reach through our direct sales and internal marketing efforts. These referrals are an important source of new customers for our services and generally are made without expectation of compensation. We intend to continue to focus our marketing efforts on these referral partners in order to expand our reach and improve the efficiency of our sales efforts. We also recognize that having respected, well known, market-leading customers who have committed to deploy our solutions within their organizations will support our marketing and sales efforts, as these customers can act as references for us and our product offerings. Our ability to establish and maintain these customer relationships is important to our future profitability. The willingness of these types of customers to provide referrals or serve as anchor or reference customers depends on a number of factors, including the performance, ease of use, reliability, reputation and cost-effectiveness of our services as compared to those offered by our competitors, as well as the internal policies of these customers. We may not be able to cultivate or maintain the relationships with customers that are necessary to develop those customer relationships into referenceable accounts.

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

There is also a danger of industrial espionage, cyber-attacks, misuse or theft of information or assets (including source code), or damage to assets by people who have gained unauthorized access to our facilities, systems or information, which could lead to the disclosure of portions of our source code or other confidential information, improper usage and distribution of our solutions without compensation, illegal or inappropriate usage of our systems and solutions, jeopardizing of the security of information stored in and transmitted through our computer systems, manipulation and destruction of data, defects in our software and downtime issues. More generally, the COVID-19 pandemic has increased attack opportunities available to criminals, as they attempt to profit from disruptions and the resulting shift in companies and individuals working remotely and online, as well as the increase in electronic payments, e-commerce, and other online activity. As such, the risk of cybersecurity incidents is increasing, and we cannot provide assurances that our preventative efforts will be successful. Although we actively employ measures to combat unlicensed copying, access and use of our facilities, systems, software and intellectual property through a variety of techniques, preventing unauthorized use or infringement of our rights is inherently difficult. The occurrence of an event of this nature could adversely affect our financial results or could result in significant claims against us for damages. Further, participating in either a lawsuit to protect against unauthorized access to, usage of or disclosure of any of our solutions or any portion of our source code or the prosecution of an individual in connection with a cybersecurity breach could be costly and time-consuming and could divert management’s attention and adversely affect the market’s perception of us and our solutions. A number of core processes, such as software development, sales and marketing, customer service and financial transactions, rely on our IT, infrastructure and applications. Defects or malfunctions in our IT infrastructure and applications could cause our service offerings not to perform as our customers expect, which could harm our reputation and business. In addition, malicious software, sabotage and other cybersecurity breaches of the types described above could cause an outage of our infrastructure, which could lead to a substantial denial of service and ultimately downtimes, recovery costs and customer claims, any of which could have a significant negative impact on our business, financial position, profit and cash flows.

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

There has been, and there continues to be, merger, acquisition and consolidation activity among our customers. Mergers, acquisitions or consolidations of companies in the communications industry or other industries that we serve, have reduced and may continue to reduce the number of our customers and potential customers for our solutions, resulting in a smaller market for our services, which could have a material adverse impact on our business and results of operations. In addition, it is possible that the larger institutions that result from mergers or consolidations could themselves perform some or all of the services that we currently provide or could provide in the future. Should one or more of our significant customers acquire, consolidate or enter into an alliance with an entity or decide to either use a different service provider or to manage its transactions internally, this could have a negative material impact on our business. Any such consolidations, alliances or decisions to manage transactions internally may cause us to lose customers or require us to reduce prices as a result of enhanced customer leverage, which would have a material adverse effect on our business. We may not be able to offset the effects of any price reductions. We may not be able to expand our customer base to make up any revenue declines if we lose customers or if our transaction volumes decline.

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

Our success depends on our ability to provide reliable services to our customers and process a high volume of transactions in a timely and effective manner. Although we operate disaster recovery solutions, our network operations are susceptible to damage or interruption from human error, fire, flood, power loss, telecommunications failure, terrorist attacks and similar events. We could also experience failures or interruptions of our systems and services, or other problems in connection with our operations, as a result of, among other things:

•damage to, or failure of, our computer software or hardware or our connections and outsourced service arrangements with third parties;
•errors in the processing of data by our systems;
•computer viruses or software defects;
•physical or electronic break-ins, sabotage, intentional acts of vandalism and similar events;
•fire, cybersecurity attack, terrorist attack or other catastrophic event;
•increased capacity demands or changes in systems requirements of our customers; or
•errors by our employees or third-party service providers.

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

Our customers generally depend on our service organization to resolve issues relating to the use of our solutions. A high level of support is critical for the successful marketing and sale of our solutions. If we are unable to provide a level of support and service to meet or exceed the expectations of our customers, we could experience (i) loss of customers and market share; (ii) difficulty attracting or the inability to attract new customers, including in new geographic regions; and (iii) increased service and support costs and a diversion of resources.

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

Any damage to, or failure or capacity limitations of, our systems and our related network could result in interruptions in our service that could cause us to lose revenue, issue credits or refunds or could cause our customers to terminate their subscriptions for our services, in each case adversely affecting our renewal rates. Since our customers use our service for important aspects of their businesses, any errors, defects, disruptions in service or other performance problems could hurt our reputation and may damage our customers’ businesses. As a result, we may lose revenue, issue credits or refunds or customers could elect not to renew our services or delay or withhold payments to us. We could also lose future sales or customers may make claims against us, which could result in an increase in our provision for doubtful accounts, an increase in collection cycles for accounts receivable or the expense or risk of litigation. Additionally, third-party software underlying our services can contain undetected errors or bugs. We may be forced to delay commercial release of our services until any discovered problems are corrected and, in some cases, may need to implement enhancements or modifications to correct errors that we do not detect until after deployment of our services. In addition, problems with the third-party software underlying our services could result in (i) damage to our reputation, (ii) loss of or customers or delayed revenue, (iii) warranty claims or litigation, (iv) loss of or delayed market acceptance of our services or (v) unexpected expenses and diversion of resources to remedy errors.

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

We have made, and in the future intend to form joint ventures, make acquisitions of and investments in companies, technologies or products in existing, related or new markets for us that we believe may enhance our market position or strategic strengths. However, we cannot be sure that any acquisition or investment will ultimately enhance our products or strengthen our competitive position. Acquisitions involve numerous risks, including but not limited to:

•diversion of management’s attention from other operational matters;
•inability to identify acquisition candidates on terms acceptable to us or at all, or inability to complete acquisitions as anticipated or at all;
•inability to realize anticipated benefits or commercialize purchased technologies;
•exposure to operational risks, rules and regulations to the extent such activities are located in countries where we have not historically done business;
•unknown, underestimated and/or undisclosed commitments or liabilities;
•incurrence of debt, contingent liabilities or future write-offs of intangible assets or goodwill;
•dilution of ownership of our current stockholders if we issue shares of our common stock;
•higher than expected transaction costs; and
•ineffective integration of operations, technologies, products or employees of the acquired companies.

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

Economic, political & market conditions can adversely affect our results of operations, financial condition & business

Our business is influenced by a range of factors that are beyond our control and that we have no comparative advantage in forecasting. These include but are not limited to general economic and business conditions, the overall demand for cloud-based products and services, general political developments and currency exchange rate fluctuations. Economic uncertainty may exacerbate negative trends in consumer spending and may negatively impact the businesses of certain of our customers, which may cause a reduction in their use of our platforms or increase the likelihood of defaulting on their payment obligations, and therefore cause a reduction in our revenues. These conditions and uncertainty about future economic conditions may make it challenging for us to forecast our operating results, make business decisions and identify the risks that may affect our business, financial conditions and results of operations and may result in a more competitive environment, resulting in possible pricing pressures. Our business could be affected by acts of war, terrorism, natural disasters and the widespread outbreak of infectious diseases. Current world tensions could escalate, and this could have unpredictable consequences on the world economy and on our business.

The COVID-19 pandemic has created significant uncertainty in the global economy. The COVID-19 pandemic and health measures taken by governments and private industry in response to the pandemic, including stay-at-home orders, restrictions on business operations, and travel restrictions, have had significant negative effects on the economy. Continued uncertainty about the pandemic, associated economic consequences, and potential relief measures may have a long-term adverse effect on the economy, our sellers, customers, suppliers, and our business. For example, we are currently subletting some of our office space. An economic downturn or our new work from home practices may cause us to need less office space than we are contractually committed to leasing and prevent us from finding subtenants for such unused office space, causing us to pay for unused office space. We are also monitoring developments related to the United Kingdom leaving the European Union. Brexit could have significant implications for our business and could lead to economic and legal uncertainty and increasingly divergent laws, regulations, and licensing requirements. Any of these effects of Brexit, among others, could adversely affect our operations and financial results. These or any further political or governmental developments or health concerns in countries could result in social, economic and labor instability. If, as a result of such events, we experience a reduction in demand for our products, platforms or services, or the supply of products or components to our customers, our business, results of operations and financial condition may be materially and adversely affected.

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

A natural disaster, telecommunications failure, power outage, cybersecurity attack, war, terrorist attack, health epidemic or pandemic or other catastrophic event could cause us to suffer system interruptions, reputational harm, delays in product development, lack of products provided to our customers, breaches of data security and loss of critical data. An event of this nature could also prevent us from fulfilling customer orders or maintaining certain service level requirements, particularly in respect of our SaaS and hosted offerings. While we have developed certain disaster recovery plans and maintain backup systems to reduce the potentially adverse effect of these types of events, a catastrophic event that results in the destruction or disruption of any of our data centers or our critical business or information technology systems could severely affect our ability to conduct normal business operations and, as a result, our business, operating results and financial condition could be adversely affected.

Risks Related to Our Business and Industry

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

The ongoing COVID-19 pandemic and measures intended to prevent its spread may have a material and adverse effect on our business and results of operations.

Global health concerns relating to the COVID-19 pandemic and related government actions taken to reduce the spread of the virus have been weighing on the macroeconomic environment, and the pandemic has significantly increased economic uncertainty and reduced economic activity. The pandemic has resulted in government authorities and businesses implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place or total lock-down orders, school closures, and business limitations and shutdowns. As a result, our supply chain, financial condition, revenues, profitability and cash flows could be adversely affected.

The pandemic has caused us to modify our business practices to help minimize the risk of the virus to our employees, our customers, and the communities in which we participate, which could negatively impact our business. These measures include temporarily requiring employees to work remotely, suspending all non-essential business travel for our employees, limiting external guests visiting our offices, and canceling, postponing, or holding meetings and events virtually. Given the continually evolving situation, there is no certainty that the measures we have taken will be sufficient to mitigate the risks posed by the virus.

The extent to which the COVID-19 pandemic impacts our business, results of operations, and financial condition will depend on developments that continue to be highly uncertain and difficult to predict, including, but not limited to, the duration and spread of the pandemic, its severity, the actions to contain the virus or treat its impact, the availability, distribution and efficacy of vaccines, and how quickly and to what extent normal economic and operating conditions can resume. Even after the COVID-19 pandemic has subsided, we may experience material and adverse impacts to our business as a result of the virus’s global economic impact, including the availability of credit, bankruptcies or insolvencies of customers, and recession or economic downturn.

There are no comparable recent events that provide guidance as to the effect the COVID-19 pandemic may have, and, as a result, the ultimate impact of the pandemic is highly uncertain and subject to change. We do not yet know the full extent of the impacts on our business, our operations, or the global economy as a whole. However, the effects could have a material impact on our results of operations and heighten many of the known risks described throughout this Risk Factors section.

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

Our historic and anticipated growth will continue to place significant demands on our management and other resources and will require us to continue to develop and improve our operational, financial and other internal controls. In particular, our growth will increase the challenges involved in:

•recruiting, training and retaining technical, finance, marketing and management personnel with the knowledge, skills and experience that our business model requires;
•maintaining high levels of customer satisfaction;
•developing and improving our internal administrative infrastructure, particularly our financial, operational, communications and other internal systems;
•preserving our culture, values and entrepreneurial environment; and
•effectively managing our personnel and operations and effectively communicating to our personnel worldwide our core values, strategies and goals.

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

The future success of our business depends upon the continued growth in demand for connected devices and business transactions on the Internet, and on our customers having high-speed access to the Internet, as well as the continued maintenance and development of the Internet infrastructure. While we believe the market for connected devices will continue to grow for the foreseeable future, we cannot accurately predict the extent to which demand for connected devices will increase, if at all. In particular, the current COVID-19 pandemic has caused disruptions in various supply chains. If the demand for connected devices were to slow down or decline or the supply of connected devices to our customers is impacted for any reason, such as COVID-19 or other public health epidemics or concerns, our business and results of operations may be adversely affected. If for any reason the Internet does not remain a widespread communications medium and commercial platform, the demand for our services would be significantly reduced, which would harm our business, results of operations and financial condition. To the extent the Internet continues to experience increased numbers of users, frequency of use or bandwidth requirements, the Internet may become congested and be unable to support the demands placed on it, and its performance or reliability may decline. Any future Internet outages or delays could adversely affect our business, results of operation and financial condition.

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

We enter into subscription agreements with certain of our customers that are generally one to two years. As a result, maintaining the renewal rate of those subscription agreements is critical to our future success. We cannot provide assurance that any of our customer agreements will be renewed, as our customers have no obligation to renew their subscriptions for our services after the expiration of the initial term of their agreements. The loss of any customers that individually or collectively account for a significant amount of our revenues would have a material adverse effect on our results of operations or financial condition. If our renewal rates are lower than anticipated or decline for any reason, or if customers renew on terms less favorable to us, our revenue may decrease, and our profitability and gross margin may be harmed, which would have a material adverse effect on our business, results of operations and financial condition.

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

Legal, Regulatory and Compliance Risks

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

Our growth strategy includes the growth of our operations in foreign jurisdictions. International operations are subject to numerous additional risks, including economic and political risks in foreign jurisdictions in which we operate or seek to operate, potential additional costs due to localization and other geographic specific costs, difficulty in enforcing contracts and collecting receivables through some foreign legal and financial systems, unexpected changes in legal and regulatory requirements, differing technology standards and pace of adoption, fluctuations in currency exchange rates, varying regional and geopolitical business conditions and demands. The difficulties associated with managing a large organization spread throughout various countries and potential tax issues, including restrictions on repatriating earnings and multiple changing and complex tax laws and regulations, and the differences in foreign laws and regulations, including foreign tax, data privacy requirements, anti-competition, intellectual property, labor, trade and other laws. Additionally, compliance with international and U.S. laws and regulations that apply to our international operations may increase our cost of doing business in foreign jurisdictions. Violation of these laws and regulations could result in fines, criminal sanctions against us, our officers or our employees, or prohibitions on the conduct of our business. As we continue to expand our business globally, our success will depend, in large part, on our ability to anticipate and effectively manage these and other risks associated with our international operations. However, any of these factors could adversely affect our international operations and, consequently, our operating results.

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

We collect, process, store, disclose and use personal information and other data, and our actual or perceived failure to protect this information and data could damage our reputation and harm our business and operating results.

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

Our handling of data is subject to a variety of laws and regulations, including regulation by various government agencies, such as the U.S. Federal Trade Commission (“FTC”), and various state, local, and foreign agencies. Our data handling is also subject to contractual obligations and industry standards. The U.S. federal and various state and foreign governments have adopted or proposed limitations on the collection, distribution, use, and storage of data relating to individuals and businesses, including the use of contact information and other data for marketing, advertising, and other communications with individuals and businesses. In the United States, various laws and regulations apply to the collection, processing, disclosure, and security of certain types of data, including the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, the Gramm Leach Bliley Act, the Family Educational Rights and Privacy Act, the Health Insurance Portability and Accountability Act, and the now in question EU-U.S. and Swiss—U.S. Privacy Shield protections, as well as state laws relating to privacy and data security. Additionally, the FTC and many state attorneys general are interpreting federal and state consumer protection laws as imposing standards for the online collection, use, dissemination, and security of data. For example, California enacted the California Consumer Privacy Act of 2018 (CCPA), which took effect on January 1, 2020 and became enforceable by the California Attorney General on July 1, 2020, and broadly defines personal information. The CCPA creates new individual privacy rights for consumers (as that term is broadly defined) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA requires covered companies to provide certain disclosures to California consumers about its data collection, use and sharing practices, provide such consumers with ways to opt-out of certain sales or transfers of personal information, provides for civil penalties for violations, and allows for a new private right of action for data breaches that has resulted in an increase in data breach litigation. It remains unclear, however, how the CCPA will be interpreted. As currently written, it will likely impact our business activities and exemplifies the vulnerability of our business to not only cyber threats but also the evolving regulatory environment related to personal data and protected health information. Many aspects of the California Consumer Privacy Act and its interpretation remain unclear, and its full impact on our business and operations remains uncertain.

Additionally, a new California ballot initiative, the California Privacy Rights Act, or “CPRA,” was passed in November 2020. Effective starting on January 1, 2023, the CPRA imposes additional obligations on companies covered by the legislation and will significantly modify the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. The effects of the CCPA and the CPRA are potentially significant and may require us to modify our data collection or processing practices and policies and to incur substantial costs and expenses in an effort to comply and increase our potential exposure to regulatory enforcement and/or litigation.

The laws and regulations relating to privacy and data security are evolving, can be subject to significant change, and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. The CCPA, in particular, could mark the beginning of a trend toward more stringent state privacy legislation in the United States, which could in certain circumstances increase our potential liability and adversely affect our business. Certain other state laws impose similar privacy obligations, others, such as Virginia and Washington, have proposed broad privacy laws that are similar to the CCPA and we anticipate that more states may enact legislation similar to the CCPA, which provides consumers with new privacy rights and increases the privacy and security obligations of entities handling certain personal information of such consumers. The CCPA has prompted a number of proposals for new federal and state-level privacy legislation. Such proposed legislation, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies.

Many of the foreign jurisdictions where we or our customers operate or conduct business, including the European Union, have laws and regulations dealing with the collection, use, storage, and disclosure and other handling (collectively, “processing”) of personal information, which in some cases are more restrictive than those in the United States. In addition to regulating the processing of personal information within the relevant jurisdictions, these legal requirements often also apply to the processing of personal information outside these jurisdictions, where there is some specified link to the relevant jurisdiction. For example, Synchronoss has multiple offices in Europe and serves clients and their customers throughout the European Union (“EU”), where the GDPR went into effect in 2018. The GDPR, which also is the law in Iceland, Norway, Liechtenstein, and – to a large degree – the United Kingdom, has an extensive global reach and imposes robust obligations relating to the processing of personal information, including documentation requirements, greater control for data subjects (e.g., the “right to be forgotten” and data portability), security requirements, notice requirements, restrictions on sharing personal information, data governance obligations, data breach notification requirements, and restrictions on the export of personal information to most other countries (discussed in further detail below).The solutions that we currently offer subject us to many of these laws and regulations in many of the foreign jurisdictions where we operate or conduct business, and these laws and regulations may be modified or subject to new or different interpretations, and new laws and regulations may be enacted in the future.

Recent legal developments have created compliance uncertainty regarding some transfers of personal information from the UK and European Economic Area to locations where we or our customers operate or conduct business, including the United States and potentially Singapore, particularly with respect to cross-border transfers. Under the GDPR, such transfers can take place only if certain conditions apply or if certain data transfer mechanisms are in place. In July 2020, the Court of Justice of the European Union ruled in its “Schrems II” decision (C-311/18), that the Privacy Shield was invalid and could no longer be used due to the strength of United States surveillance laws. In September 2020, the Federal Data Protection and Information Commissioner of Switzerland (where the law has a similar restriction on the export of personal information) issued an opinion concluding that the Swiss-U.S. Privacy Shield Framework does not provide an adequate level of protection for data transfers from Switzerland to the United States pursuant to Switzerland’s Federal Act on Data Protection. Synchronoss and our customers continue to use alternative transfer strategies, including the European Commission’s Standard Contractual Clauses (SCCs), while the authorities interpret the Schrems II decision and the validity of alternative data transfer mechanisms. The SCCs, though previously approved by the European Commission, have faced challenges in European courts (including being called into question in the Schrems II decision), and may be further challenged, suspended or invalidated for transfers to some or all countries. For example, guidance regarding Schrems II issued by the European Data Protection Board (which is comprised of representatives from every EU member state’s top data protection authority) have cast serious doubt on the validity of SCCs for most transfers of personal information to the United States. At present, there are few viable alternatives to the Privacy Shield and the SCCs, so such developments may necessitate further expenditures on local infrastructure, changes to internal business processes, changes to products, or may otherwise affect or restrict our sales and operations.

E.U. data protection authorities have the power to impose administrative fines for violations of the GDPR of up to a maximum of €20 million or 4% of a corporate family’s total worldwide global turnover for the preceding fiscal year, whichever is higher. Such penalties are in addition to any civil litigation claims by clients, data subjects or other third parties. We believe that the solutions that we currently offer subject us to the GDPR and other laws and regulations relating to privacy, data protection, and information security, and these may be modified or subject to new or different interpretations in the future. We will need to take steps to address compliance obligations in this rapidly evolving legal environment, but we cannot assure you that we will be able to implement changes in a timely manner or without significant disruption to our business, or that such steps will be effective, and we may face the risk of liability and loss of business.

In addition, further to the United Kingdom's (UK) exit from the EU on January 31, 2020, the GDPR ceased to apply in the UK at the end of the transition period on December 31, 2020. However, as of January 1, 2021, the UK’s European Union (Withdrawal) Act 2018 incorporated the GDPR (as it existed on December 31, 2020 but subject to certain UK specific amendments) into UK law (referred to as the 'UK GDPR'). The UK GDPR and the UK Data Protection Act 2018 set out the UK’s data protection regime, which is independent from but aligned to the EU’s data protection regime. Non-compliance with the UK GDPR may result in monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher. The UK, however, is now regarded as a third country under the EU’s GDPR which means that transfers of personal data from the EEA to the UK will be restricted unless an appropriate safeguard, as recognized by the EU’s GDPR, has been put in place. Although, under the EU-UK Trade Cooperation Agreement it is lawful to transfer personal data between the UK and the EEA for a 6 month period following the end of the transition period, with a view to achieving an adequacy decision from the European Commission during that period. Like the EU GDPR, the UK GDPR restricts personal data transfers outside the UK to countries not regarded by the UK as providing adequate protection (this means that personal data transfers from the UK to the EEA remain free flowing).

This lack of clarity on future UK laws and regulations and their interaction with EU laws and regulations could add legal risk, uncertainty, complexity and cost to our handling of EU personal information and our privacy and data security compliance programs. It is possible that over time the UK Data Protection Act could become less aligned with the EU General Data Protection Regulation, or GDPR, which could require us to implement different compliance measures for the UK and the European Union and result in potentially enhanced compliance obligations for EU personal data.

As noted above, the scope and interpretation of the laws that are or may be applicable to us are often uncertain and may be conflicting, as a result of the rapidly evolving regulatory framework for privacy issues worldwide. As a result of the laws that are or may be applicable to us, and due to the sensitive nature of the information we collect, we have implemented policies and procedures to preserve and protect our data and our clients’ and client customers’ data against loss, misuse, corruption, misappropriation caused by systems failures, or unauthorized access. If our policies, procedures, or measures relating to privacy, data protection, marketing, or client communications fail to comply with laws, regulations, policies, legal obligations, or industry standards, we may be subject to governmental enforcement actions, litigation, regulatory investigations, fines, penalties, and negative publicity, and could cause our application providers, clients and partners to lose trust in us, and have an adverse effect on our business, operating results, and financial condition.

In addition to government regulation, privacy advocates and industry groups may propose new and different self-regulatory standards that, if adopted, may apply to us, or which customers may require us to adopt. Because the interpretation and application of privacy and data protection laws, regulations, rules, and other standards are still uncertain, it is possible that these laws, rules, regulations, and other actual or alleged legal obligations, such as contractual or self-regulatory obligations, may be interpreted and applied in a manner that is inconsistent with our existing data management practices or the functionality of our products. If so, in addition to the possibility of fines, lawsuits and other claims, we could be required to fundamentally change our business activities and practices or modify our software, which could have an adverse effect on our business. Any failure or perceived failure by us to comply with laws, regulations, policies, legal, or contractual obligations, industry standards, or regulatory guidance relating to privacy or data security, may result in governmental investigations and enforcement actions, litigation, fines and penalties, or adverse publicity, and could cause our clients and partners to lose trust in us, which could have an adverse effect on our reputation and business. We expect that there will continue to be new proposed laws, regulations, and industry standards relating to privacy, data protection, marketing, consumer communications, and information security, and we cannot determine the impact such future laws, regulations, and standards may have on our business. Future laws, regulations, standards, and other obligations or any changed interpretation of existing laws or regulations could impair our ability to develop and market new functionality and maintain and grow our client base and increase revenue. Future restrictions on the collection, use, sharing, or disclosure of data, or additional requirements for express or implied consent of our clients, partners, or end users for the use and disclosure of such information could require us to incur additional costs or modify our products, possibly in a material manner, and could limit our ability to develop new functionality.

If we are not able to comply with these laws or regulations, or if we become liable under these laws or regulations, we could be directly harmed, and we may be forced to implement new measures to reduce our exposure to this liability. This may require us to expend substantial resources or to discontinue certain solutions, which would negatively affect our business, financial condition, and operating results. In addition, the increased attention focused upon liability issues as a result of lawsuits and legislative proposals could harm our reputation or otherwise adversely affect the growth of our business. Furthermore, any costs incurred as a result of this potential liability could harm our operating results.

Compromises to our privacy safeguards or disclosure of confidential information could impact our reputation.

Names, addresses, telephone numbers, credit card data and other personal identification information (“PII”) are collected, processed and stored in our systems. Our treatment of this kind of information is subject to contractual restrictions and federal, state and foreign data privacy laws and regulations. We have implemented technical and organizational steps designed to protect against unauthorized access to PII and comply with these laws and regulations. Because of the inherent risks and complexities involved in protecting this information, the steps we have taken to protect PII may not be sufficient to prevent the misappropriation or improper disclosure of such PII. If misappropriation or disclosure of PII were to occur, our business could be harmed through reputational injury, litigation and possible damages claimed by the affected subscribers, including in some cases costs related to notification and fraud monitoring or potential fines from regulatory authorities. We may need to incur significant costs or modify our business practices and/or our services in order to comply with these data privacy and protection laws and regulations in the future. Even the mere perception of a security breach or inadvertent disclosure of PII could adversely affect our business and results of operations. In addition, third-party vendors that we engage to perform services for us may unintentionally release PII or otherwise fail to comply with applicable laws and regulations. Our insurance may not cover potential claims of this type or may not be adequate to cover all costs incurred in defense of potential claims or to indemnify us for all liability that may be imposed. Concerns about the security of online transactions and the privacy of PII could deter our customers from utilizing our products. The occurrence of any of these events could have an adverse effect on our business, financial position and results of operations.

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

On December 22, 2017, former President Trump signed into law the tax legislation commonly known as the "Tax Cuts and Jobs Act" (the “TCJA”) that significantly changes the U.S. Internal Revenue Code of 1986, as amended. Subsequent to TCJA, the U.S. Department of Treasury and Internal Revenue Service issued several complex proposed and final regulations, and related guidance, regarding provisions of the Tax Act. However, several aspects of the legislation remain unclear and subject to interpretation. While our current tax accounting is completely based on legislative updates relating to the U.S. TCJA, further interpretive guidance of the U.S. TCJA's provisions could result in further adjustments that could have an impact on our future results of operations, cash flows or financial positions. Furthermore, states continue to issue guidance and enact legislation in response to the Tax Act, all of which could have an impact on our income tax expense, assets and liabilities. Unanticipated changes in our tax rates could affect our future results of operations. Our future effective tax rates could be unfavorably affected by changes in tax laws or the interpretation of tax laws or by changes in the valuation of our deferred tax assets and liabilities. It is possible that future requirements, including the recently proposed implementation of International Financial Reporting Standards (“IFRS”) could change our current application of U.S. GAAP, resulting in a material adverse impact on our financial position or results of operations. In addition, we are subject to the continued examination of our income tax returns by the Internal Revenue Service (“IRS”), and other tax authorities. We regularly assess the likelihood of outcomes resulting from these examinations, if any, to determine the adequacy of our provision for income taxes. We believe our estimates to be reasonable, but there can be no assurance that the final determination of any of these examinations will not have an adverse effect on our operating results and financial position.

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

Risks Related to Series A Preferred Stock and our Common Stock

Our Series A Preferred Stock contains covenants that may limit our business flexibility.

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

For so long as the holders of shares of our Series A Preferred Stock have the right to nominate at least one director, we are required to obtain the prior approval of Silver prior to taking certain actions, including:

•certain dividends, repayments and redemptions;
•any amendment to our certificate of incorporation that adversely effects the rights, preferences, privileges or voting powers of the Series A Preferred Stock;
•issuances of stock ranking senior or equivalent to shares of Series A Preferred Stock (including additional shares of Series A Preferred Stock) in the priority of payment of dividends or in the distribution of assets upon any liquidation, dissolution or winding up of us;
•changes in the size of our Board of Directors;
•any amendment, alteration, modification or repeal of the charter of our Nominating and Corporate Governance Committee of the Board of Directors and related documents; and
•any change in our principal business or the entry into any line of business outside of our existing lines of businesses.

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

The holders of our Series A Preferred Stock have the right to receive a liquidation preference entitling them to be paid out of our assets available for distribution to stockholders before any payment may be made to holders of any other class or series of capital stock, an amount equal to the greater of the stated value of such holder’s shares of Series A Preferred Stock or the amount that such holder would have been entitled to receive upon our liquidation, dissolution and winding up if all outstanding shares of our Series A Preferred Stock had been converted into common stock immediately prior to such liquidation, dissolution or winding up, plus accrued but unpaid dividends. In addition, dividends on Series A Preferred Stock accrue and are cumulative at the rate of 14.5% per annum, payable quarterly in arrears in cash or in-kind. The holders of our Series A Preferred Stock also have certain redemption rights, including the right to require us to repurchase all or any portion of the Series A Preferred Stock upon the occurrence of certain events. These dividend and redemption obligations could impact our liquidity and reduce the amount of cash flows available for working capital, capital expenditures, growth opportunities, acquisitions and other general corporate purposes. Our obligations to the holders of Series A Preferred Stock, including the requirement that we obtain the consent of such holders prior to incurring additional indebtedness under certain circumstances, could also limit our ability to obtain additional financing or increase our borrowing costs, which could have an adverse effect on our financial condition. The preferential rights could also result in divergent interests between the holders of shares of Series A Preferred Stock and holders of our common stock. The two members of our Board of Directors elected by the Series A Preferred Stock, Frank Baker and Peter Berger, are affiliated with Silver, which holds all outstanding shares of our Series A Preferred Stock. Notwithstanding the fact that all directors are subject to fiduciary duties to us and to applicable law, the interests of the directors elected by the holders of the Series A Preferred may differ from the interests of our security holders as a whole or of our other directors.

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

We are a Delaware corporation and the anti-takeover provisions of the Delaware General Corporation Law may discourage, delay or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the person becomes an interested stockholder, even if a change of control would be beneficial to our existing stockholders. In addition, our amended and restated certificate of incorporation and bylaws and credit agreements may discourage, delay or prevent a change in our management or control over us that stockholders may consider favorable. Our amended and restated certificate of incorporation and bylaws:

•authorize the issuance of “blank check” preferred stock that could be issued by our board of directors to thwart a takeover attempt;
•prohibit cumulative voting in the election of directors, which would otherwise allow holders of less than a majority of the stock to elect some directors;
•establish a classified board of directors as a result of which successor to a director whose term has expired will be elected to serve from the time of election and qualification until the third annual meeting following election;
•require that directors only be removed from office for cause;
•provide that vacancies on the board of directors, including newly created directorships, may be filled only by a majority vote of directors then in office;
•limit who may call special meetings of stockholders;
•prohibit stockholder action by written consent, requiring all actions to be taken at a stockholder meeting; and
•establish advance notice requirements for nominating candidates for election to the board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.

The affirmative vote of the holders of at least two-thirds of all of the then outstanding shares of our capital stock is generally necessary to amend or repeal the above provisions that are contained in our amended and restated certificate of incorporation. Also, absent approval of our board of directors, our amended and restated by-laws may only be amended or repealed by the affirmative vote of the holders of a majority of our shares of capital stock entitled to vote. In addition, we are subject to the provisions of Section 203 of the Delaware General Corporation Law, which limits business combination transactions with stockholders of 15% or more of our outstanding voting stock that our board of directors has not approved. These provisions and other similar provisions make it more difficult for stockholders or potential acquirers to acquire us. These provisions may apply even if some stockholders may consider the transaction beneficial to them. As a result, these provisions could limit the price that investors are willing to pay in the future for shares of our common stock. These provisions might also discourage a potential acquisition proposal or tender offer, even if the acquisition proposal or tender offer is at a premium over the then current market price for our common stock.

ITEM 1B.  UNRESOLVED STAFF COMMENTS
None.

ITEM 2.  PROPERTIES

We lease approximately 120,000 square feet of office space for our corporate headquarters in Bridgewater, New Jersey. We also lease approximately 38,000 square feet of office space in Phoenix, Arizona and 72,000 square foot facility in Bangalore, India. In addition to the above office space, we lease offices in certain countries including Australia, France, Ireland, Germany, England, Italy and Japan and in various states in the United States including Colorado and Virginia. Lease terms for our locations expire in the years between 2020 and 2028. We believe that the facilities we now lease are sufficient to meet our needs through at least the next twelve months. However, we may require additional office space after that time or if our current business plans change.

ITEM 3.  LEGAL PROCEEDINGS

For a discussion of our material pending legal proceedings that could impact our results of operations, financial condition or cash flows see Note 21. Legal Matters included in Part II, Item 8. “Notes to Consolidated Financial Statements” of this Annual Report on Form 10-K.

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

As of December 31, 2020, our common stock was traded and listed on The Nasdaq Global Select Market under the symbol “SNCR.”
As of December 31, 2020, there were approximately 52 named holders of record of our common stock as according to our transfer agent. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by banks, brokers and other nominees. On December 31, 2020, the last reported sale price of our common stock as reported on The Nasdaq Global Select Market was $4.70 per share.

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

The Company paid the following Preferred Dividends during the year ended December 31, 2020 and declared the following Preferred Dividends in the fourth quarter of fiscal year 2020:
•First Quarter - paid 7,873 shares of preferred dividends in the form of shares of Series A Preferred Stock.
•Second Quarter - paid 8,158 shares of preferred dividends in the form of shares of Series A Preferred Stock.
•Third Quarter - paid 8,454 shares of preferred dividends in the form of shares of Series A Preferred Stock.
•Fourth Quarter - paid 8,761 shares of preferred dividends in the form of shares of Series A Preferred Stock and declared 9,078 shares of preferred dividends payable on January 1, 2021.

As of December 31, 2020, there were 250,432 shares of Series A Preferred Stock outstanding, including the 217,186 shares of Series A Preferred Stock outstanding as of December 31, 2019 and the issuance of 33,246 shares of Series A Preferred Stock as Preferred Dividends during the year ended December 31, 2020.

Stock Performance Graph

The graph set forth below compares the cumulative total stockholder return on our common stock between December 31, 2015 and December 31, 2020, with the cumulative total return of (i) the Nasdaq Computer Index and (ii) the Nasdaq Composite Index, over the same period. This graph assumes the investment of $100 on December 31, 2015 in our common stock, the Nasdaq Computer Index and the Nasdaq Composite Index, and assumes the reinvestment of dividends, if any. The graph assumes the initial value of our common stock on December 31, 2015 was the closing sales price of $35.23 per share.

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

DOLLARS
360
340
320
300
280
260
240
220
200
180
160
140
120
100
80
60
40
20
0
December 31, 2015
December 31, 2016
December 31, 2017
December 31, 2018
December 31, 2019
December 31, 2020
Synchronoss Technologies, Inc.
Nasdaq Composite Index
Nasdaq Computer Index

	December 31, 2015	December 31, 2016	December 31, 2017	December 31, 2018	December 31, 2019	December 31, 2020
Synchronoss Technologies, Inc.	$100	$109	$25	$17	$13	$13
Nasdaq Composite Index	$100	$108	$138	$133	$179	$257
Nasdaq Computer Index	$100	$112	$156	$150	$226	$338

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

	Year Ended December 31,
	2020	2019	2018	2017	2016
	(In thousands, except per share data)
Statements of Operations Data:
Net revenues	$291,670	$308,749	$325,839	$402,361	$426,294
Loss from continuing operations	(48,122)	(107,788)	(164,276)	(129,602)	(122,604)
Net loss from continuing operations	(10,358)	(103,467)	(245,280)	(194,224)	(93,869)
Net loss attributable to noncontrolling interests	344	1,126	(8,837)	(9,291)	(15,203)
Net loss from continuing operations attributable to Synchronoss	(48,683)	(136,727)	(262,036)	(184,933)	(78,666)
Basic:
Net loss per share from Continuing operations*	$(1.16)	$(3.36)	$(6.51)	$(4.14)	$(1.81)
Diluted:
Net loss per share from Continuing operations*	$(1.16)	$(3.36)	$(6.51)	$(4.14)	$(1.81)
Weighted average common shares outstanding:
Basic	41,950	40,694	40,277	44,669	43,551
Diluted	41,950	40,694	40,277	44,669	43,551
________________________________
*    Excludes Net loss attributable to redeemable noncontrolling interests and Preferred stock dividend

	As of December 31,
	2020	2019	2018	2017	2016
	(In thousands)
Balance Sheet Data:
Cash, cash equivalents, restricted cash and marketable securities	$33,671	$39,012	$144,748	$249,236	$226,913
Working capital	(3,753)	(10,499)	50,690	178,493	186,488
Total assets	482,255	532,023	703,255	965,411	1,054,351
Lease financing obligation - long-term	—	—	9,494	11,183	12,450
Long-term convertible debt, net of debt issuance costs	—	—	—	227,704	226,291
Redeemable noncontrolling interest	12,500	12,500	12,500	25,280	25,280
Total stockholders’ equity	43,282	76,077	188,909	463,587	529,797

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

Impacts of the Recent Novel Coronavirus (COVID-19)

This disclosure discusses the actions the Company has taken in response to the COVID-19 crisis and the impacts that it has had on our business, as well as related known or expected trends.

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

The impact of COVID-19 will depend significantly on the duration and potential cyclicality of the health crisis and the related public policy actions, additional initiatives we undertake in response to employee, market or regulatory needs or demands, the length and severity of the global economic slowdown, and whether and how our customers change their behaviors over the longer term. As a result, the demand for our products and services, as well as our overall results of operations, may be materially and adversely impacted by the pandemic for the duration of 2021 or longer, and we are unable to predict the duration or degree of such impact with any certainty.

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

The future success of our business depends on the continued growth of Business-to-Business and Business-to-Business-to-Consumer driving customer transactions, and continued expansion of our platforms into the TMT Market globally through Cloud, Messaging and Digital markets. As such, the volume of transactions and our ability to expand our footprint in TMT and globally may result in revenue fluctuations on a quarterly basis.

Most of our revenues are recorded in U.S. dollars but as we continue to expand our footprint with international carriers, we will become subject to currency translation that could affect our future net sales as reported in U.S. dollars.

The Company’s top five customers accounted for 68.0%, 69.2% and 69.0% of net revenues for the years ended December 31, 2020, 2019 and 2018, respectively. Contracts with these customers typically run for three to five years. Of these customers,

Verizon accounted for more than 10% of the Company’s revenues in 2020, 2019, and 2018. The loss of Verizon as a customer would have a material negative impact on our company. However, we believe that the costs incurred and subscriber disruption by Verizon to replace Synchronoss’ solutions would be substantial.

Current Trends Affecting Our Results of Operations

As the COVID-19 pandemic continues to develop, we are actively monitoring the global situation. The extent of the continuing impact of the COVID-19 pandemic on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, impact on our customers and our sales cycles, impact on our business operations, impact on our customer, employee or industry events, and effect on our vendors, all of which are uncertain and cannot be predicted. The extent to which the COVID-19 pandemic may continue to impact our business, financial condition or results of operations is uncertain, but may include, without limitation, impacts to our paying user growth as well as disruptions to our business operations as a result of travel restrictions, shutdown of workplaces and potential impacts to our vendors. Additionally, our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates relative to U.S. dollars, our reporting currency, as well as changes in interest rates. Volatile market conditions arising from the COVID-19 pandemic have and may continue to negatively impact our results of operations and cash flows, due to a weakening of foreign currencies relative to the U.S. dollar, which may cause our revenues to decline relative to our costs.

Business from our Synchronoss Personal Cloud™ solution has been driven by the growth in mobile devices globally that are becoming content rich. As these devices replace other traditional devices like PCs, the ability to securely back up content from mobile devices, sync it with other devices and share it with family, friends and business associates have become essential needs and subscriber expectations.  Such devices include smartphones, connected cars, personal health and wellness devices and connected home devices. The need for the contents of these devices to be stored in a common cloud are also expected to be drivers of our business in the longer term.

Business from our traditional Synchronoss Messaging business (Email) has been driven by a resurgence in the need for white label secure messaging platforms that favor the Mobile Network Operator’s (“MNO”) business objectives and are not beholden to the objectives of a sponsoring over-the-top (“OTT”) platform. We believe that messaging drives higher subscriber engagement than any other application in the market today and holds the potential to stimulate new revenue from traditional services and third-party brands.  OTT global success has driven MNOs to look at opportunities to preempt and compete with the OTTs which has potential opportunity for Synchronoss’ future growth to be driven by the need of TMT companies including (and especially) MNOs to embrace Messaging as a Platform (“MaaP”). MaaP will allow TMT and MNO’s to converse with subscribers in an efficient, automated way by streamlining the costs and increasing the effectiveness of self-care, as well as yielding cross-sell upselling of service plans, devices, bundles, etc. The Synchronoss Advanced Messaging Platform provides state of the art RCS-driven features including the ability to support advanced Peer to Peer communications and introduce new revenue streams driven by commerce and advertising via Application-to-Person capabilities.

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

We continue to expand our platforms into the converging TMT, MNO, and Digital spaces to enable connected devices to do more things across multiple networks, brands and communities. Our initiatives with AT&T, Verizon, Sprint, British Telecom, Softbank and other CSPs continue to grow both with regard to our current business as well as our new product offerings. We are also exploring additional opportunities through merger and acquisition activities to support our customer, product and geographic diversification strategies.

Discussion of the Consolidated Statements of Operations

The following table presents an overview of our results of operations for the years ended December 31, 2020, 2019 and 2018 (in thousands).

	Twelve Months Ended December 31,			2020 vs 2019	2019 vs 2018
	2020	2019	2018	$ Change	$ Change
Net revenues	$291,670	$308,749	$325,839	$(17,079)	$(17,090)
Cost of revenues*	121,817	150,407	158,802	(28,590)	(8,395)
Research and development	77,043	75,568	79,172	1,475	(3,604)
Selling, general and administrative	89,292	112,771	122,112	(23,479)	(9,341)
Restructuring charges	7,955	755	12,375	7,200	(11,620)
Depreciation and amortization	43,685	77,036	117,654	(33,351)	(40,618)
Total costs and expenses	339,792	416,537	490,115	(76,745)	(73,578)
Loss from continuing operations	$(48,122)	$(107,788)	$(164,276)	$59,666	$56,488
________________________________
*    Cost of revenues excludes depreciation and amortization which are shown separately.

Net revenues decreased $17.1 million to $291.7 million for the year ended December 31, 2020, compared to the same period in 2019. The overall change is due to:
•a $0.5 million decrease in Cloud revenues is primarily due to the extension of a significant commercial arrangement which extended recognition of deferred revenue across the term of the new contract, partially offset by increased subscriber growth and professional services revenue.
•a $2.3 million increase in Digital revenues is primarily driven an uptick in subscription services partially offset by a reduction in professional service business.
•an $18.8 million decrease in Messaging revenues was primarily driven by a significant 2019 non-recurring license and professional services revenue deal in advanced messaging. This revenue change was partially offset by favorable license renewals in 2020.

Net revenues decreased $17.1 million to $308.7 million for the year ended December 31, 2019, compared to the same period in 2018. The overall change is due to:
•a $0.1 million increase in Cloud revenues due to a decrease in transaction revenue of $3.4 million offset by an increase in subscription revenue of $2.8 million and an increase in professional services revenue of $0.7 million.
•a $45.6 million decrease in Digital Transformation revenues is primarily driven by changes to the STIN business that led the Company to conclude that its collection of certain STIN receivables is no longer probable. In accordance with ASC 842, the portion of revenue that is no longer deemed collectible is reversed in the current period against revenue. Accordingly, the Company determined a contingency reserve is required, which was included as a reduction of revenue. The year over year change to STIN revenue was in excess of $34.6 million. The remaining change is primarily driven by a decline in business activity.
•an increase in Messaging revenues of $28.4 million primarily due to a growth in advanced messaging in North America as well as the continued delivery of an advanced messaging solution to a customer in the Japanese market.

Cost of revenues decreased $28.6 million to $121.8 million for the year ended December 31, 2020, compared to the same period in 2019. The 2020 decrease was primarily attributable to the year over year reduction in revenue and the cost savings from strategic initiatives implemented in the year driven mainly by data center consolidation and operating expense savings.

Cost of revenues decreased $8.4 million to $150.4 million for the year ended December 31, 2019, compared to the same period in 2018. The 2019 decrease was primarily due to cost savings initiatives implemented in 2018 and continuing into 2019. These initiatives resulted in a decrease in cost of revenues driven mainly by data center consolidation and operating expense savings.

Research and development expense increased $1.5 million to $77.0 million for the year ended December 31, 2020, compared to the same period in 2019. The increase in 2020 is primarily related to the costs associated with the impairment of the right of use assets. Excluding the impairment charges incurred in 2020, the research and development costs decreased year over year mainly as a result of executed cost savings initiatives to streamline our workforce and reduce vendor spend.

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

Selling, general and administrative expense decreased $23.5 million to $89.3 million for the year ended December 31, 2020, compared to the same period in 2019. The 2020 decrease was primarily attributable to significant cost cutting initiatives executed in year which included headcount reductions, reduced vendor spending and lower facility costs offset by impairments to our right of use assets.

Selling, general and administrative expense decreased $9.3 million to $112.8 million for the year ended December 31, 2019, compared to the same period in 2018. The 2019 decrease was primarily due to a net reduction in professional services and outside consulting fees incurred and lower telecommunication and facility costs offset by a right of use asset impairment.

Restructuring charges were $8.0 million, $0.8 million and $12.4 million for the years ended December 31, 2020, 2019 and 2018 respectively. The 2020 restructuring costs was primarily driven by our strategic cost savings initiatives to streamline our business operations and reduce headcount. 2019 restructuring costs were primarily related to employment termination costs as a result of the work-force reduction and facility consolidation plans. In prior years, we commenced separate plans designed to reduce operating costs and align our resources with our key strategic priorities, which resulted in work-force reductions and facility consolidations.

Depreciation and amortization expense decreased $33.4 million to $43.7 million for the year ended December 31, 2020, compared to the same period in 2019. The 2020 decrease was primarily attributable to the expiration of amortizable acquired assets and a reduction in capital expenditures. These changes were partially offset by the increased amortization of capitalized software.

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

Income tax. The Company recognized approximately $27.1 million in related income tax benefit and $2.2 million in related income tax provision during the year ended December 31, 2020 and 2019, respectively. The effective tax rate was approximately 72.4% for the year ended December 31, 2020, which was higher than the U.S. federal statutory rate primarily due to the benefit of the CARES Act provision allowing for a 5 year carryback of Net Operating Losses arising in 2018, 2019 and 2020. The Company’s effective tax rate was approximately (2.1)% for the year ended December 31, 2019, which was lower than the U.S. federal statutory rate primarily due to pre-tax losses in jurisdictions where full valuation allowances have been recorded and in zero tax rate jurisdictions and permanent differences associated with U.S. Base Erosion and Anti Abuse Tax elections, offset by certain foreign jurisdictions projecting current income tax expense.

Liquidity and Capital Resources

As of December 31, 2020, our principal sources of liquidity have been cash provided by operations. Our cash and cash equivalents balance was $33.7 million at December 31, 2020. We anticipate that our principal uses of cash and cash equivalents will be to fund our business, including technology expansion and working capital.

At December 31, 2020, our non-U.S. subsidiaries held approximately $6.2 million of cash and cash equivalents that are available for use by all of our operations around the world. At this time, we believe the funds held by all non-U.S. subsidiaries will be permanently reinvested outside of the U.S. However, if these funds were repatriated to the U.S. or used for U.S. operations, certain amounts could be subject to U.S. tax for the incremental amount in excess of the foreign tax paid. Due to the timing and circumstances of repatriation of these earnings, if any, it is not practical to determine the unrecognized deferred tax liability related to the amount.

We believe that our existing cash, cash equivalents, credit facility, and our ability to manage working capital and expected positive cash flows generated from operations in combination with continued expense reductions will be sufficient to fund our operations for the next twelve months from the date of filing of this Annual Report on Form 10-K. However, as the impact of the COVID-19 pandemic on the economy and our operations evolves, we will continue to assess our liquidity needs. Given the economic uncertainty as a result of the pandemic, we have taken actions to improve our current liquidity position, including, reducing working capital, reducing operating costs and substantially reducing discretionary spending. Even with these actions however, an extended period of economic disruption as a result of COVID-19 could materially affect our business, results of operations, ability to meet debt covenants, access to sources of liquidity and financial condition. Our liquidity plans are subject to a number of risks and uncertainties, including those described in the "Forward-Looking Statements" section of this MD&A and Part I, Item 1A. “Risk Factors”, some of which are outside of our control.

Convertible Senior Notes

The Company paid off the remaining carrying amount of the convertible senior notes on August 15, 2019. For further details, see Note 12. Debt of the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

2019 Revolving Credit Facility

On October 4, 2019, the Company entered into a Credit Agreement with Citizens Bank, N.A., for a $10.0 million Revolving Credit Facility. Borrowings under the Revolving Credit Facility bear interest at a rate equal to, at the Company’s option, either (1) the arithmetic average of the LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period (one, three or six months (or 12 months if agreed to by all applicable Lenders)) as selected by the Company relevant to such borrowing plus the applicable margin, or (2) a base rate determined by reference to the greatest of the federal funds rate plus 0.50%, the prime commercial lending rate as determined by the Agent, and the daily LIBOR rate plus 1.00%, in each case plus an applicable margin and subject to a floor of 0.00%. In addition, on a quarterly basis, the Company is required to pay each lender under the Revolving Credit Facility a 0.2% commitment fee on the undrawn balance under the Revolving Credit Facility, which may be subject to adjustment based on the Company’s total leverage ratio.

In the first quarter of fiscal 2020, the Company drew the $10.0 million from our Revolving Credit Facility, which remains outstanding as of December 31, 2020.

Shares of Preferred Stock

In accordance with the terms of the Share Purchase Agreement dated as of October 17, 2017 (the “PIPE Purchase Agreement”), with Silver Private Holdings I, LLC, an affiliate of Siris (“Silver”), on February 15, 2018, we issued to Silver 185,000 shares of our newly issued Series A Preferred Stock, par value $0.0001 per share, with an initial liquidation preference of $1,000 per share, in exchange for $97.7 million in cash and the transfer from Silver to us of the 5,994,667 shares of our common stock held by Silver (the “Preferred Transaction”). In connection with the issuance of the Series A Preferred Stock, we (i) filed the Series A Certificate and (ii) entered into an Investor Rights Agreement with Silver setting forth certain registration, governance and preemptive rights of Silver with respect to us (the “Investor Rights Agreement”). Pursuant to the PIPE Purchase Agreement, at the closing, we paid to Siris $5.0 million as a reimbursement of Silver’s costs and expenses incurred in connection with the Preferred Transaction.

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

On and after the fifth anniversary of February 15, 2018, holders of shares of Series A Preferred Stock have the right to cause the Company to redeem each share of Series A Preferred Stock for cash in an amount equal to the sum of the current liquidation preference and any accrued dividends. Each share of Series A Preferred Stock is also redeemable at the option of the holder upon the occurrence of a “Fundamental Change” (as that term is defined in the Series A Certificate) at a specified premium (“Liquidation Value”). In addition, the Company is also permitted to redeem all outstanding shares of the Series A Preferred Stock at any time (i) within the first 30 months of the date of issuance for the sum of the then-applicable Liquidation Preference, accrued but unpaid dividends and a make whole amount (known as “Redemption Value”) and (ii) following the 30-month anniversary of the date of issuance for the sum of the then-applicable Liquidation Preference and the accrued but unpaid dividends. As of December 31, 2020, the Liquidation Value and Redemption Value of the Preferred Shares was $243.1 million.

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

Discussion of Cash Flows

A summary of net cash flows follows (in thousands):

	Twelve Months Ended December 31,			Change	Change
	2020	2019	2018	2020 vs 2019	2019 vs 2018
Net cash provided by (used in):
Operating activities	$(564)	$32,583	$(31,369)	$(33,147)	$63,952
Investing activities	(14,339)	19,377	(67,282)	(33,716)	86,659
Financing activities	9,991	(121,257)	(35,885)	131,248	(85,372)
Our primary source of cash is receipts from revenue. The primary uses of cash are personnel and related costs, telecommunications and facility costs related primarily to our cost of revenue and general operating expenses including professional service fees, consulting fees, building and equipment maintenance and marketing expense.

Cash flows from operating activities for the year ended December 31, 2020 was a $0.6 million of cash used by operating activities, as compared to $32.6 million of cash provided by operating activities for the same period in 2019. The decrease of cash used by operating activities of $33.1 million was primarily due to favorable changes in cash earnings of $21.4 million offset by an unfavorable change in working capital of $70.2 million. The main driver of the unfavorable movement in working capital was the continued run-off of the deferred revenue balance which is in line with our business as our customers shift away from larger prepayments of services.

Cash flows from operating activities for the year ended December 31, 2019 was $32.6 million of cash provided by operating activities, as compared to $31.4 million of cash used by operating activities for the same period in 2018. The increase of cash provided by operating activities of $64.0 million was primarily due to favorable changes in cash earnings of $16.1 million, a $20.7 million tax refund and a favorable change in working capital of $27.1 million.

Cash flows from investing activities for the year ended December 31, 2020 was $14.3 million of cash used by investing activities, as compared to $19.4 million in cash provided by investing activities during the same period in 2019. The cash used for investing in the current year was primarily related to the $16.7 million investment in capitalized software offset by the sale of certain IP address assets. The net decrease in cash from investing activities from the prior year mainly related to the net proceeds from the purchases and sales of marketable securities in the prior year that were not present in the current period.

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

Cash flows from financing activities for the year ended December 31, 2020 was $10.0 million of cash provided, as compared to $121.3 million of cash used by financing activities for the same period in 2019. The cash provided from investing activities was attributable to the $10.0 million drawdown from our Revolving Credit Facility. The net change in cash provided from financing activities from the prior year is primarily attributable to the cash provided from the Revolving Credit Facility offset by repayments for our Convertible Senior Notes in 2019.

Cash flows from financing activities for the year ended December 31, 2019 was $121.3 million use of cash, as compared to $35.9 million of cash used by financing activities for the same period in 2018. The cash used for financing activities was mainly attributable to the repayment of the convertible debt in August 2019.

Effect of Inflation

Although inflation generally affects us by increasing our cost of labor and equipment, we do not believe that inflation has had any material effect on our results of operations during 2020, 2019 and 2018. We do not expect the current rate of inflation to have a material impact on our business for the foreseeable future.

Contractual Obligations
Our contractual obligations consist of contingent consideration, office equipment and colocation services and contractual commitments under third-party hosting, software licenses and maintenance agreements. The following table summarizes our long‑term contractual obligations as of December 31, 2020 (in thousands).

	Payments Due by Period
	Total	2021	2022-2024	2025-2026	Thereafter
Finance lease obligations	$258	$87	$171	$—	$—
Operating lease obligations	$69,000	$13,766	$28,273	$16,367	$10,594
Purchase obligations*	58,222	11,632	36,891	9,699	—
Total	$127,480	$25,485	$65,335	$26,066	$10,594
_______________________________
*    Amount represents customer delivery related purchase obligations.

Uncertain Tax Positions

Unrecognized tax positions are $3.3 million at December 31, 2020. We are not able to reasonably estimate when we would make any cash payments required to settle these liabilities, but we do not believe that the ultimate settlement of our obligations will materially affect our liquidity. We do not expect that the balance of unrecognized tax benefits will significantly increase or decrease over the next twelve months.

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

Significant accounting policies that we employ are presented in the Notes to our Consolidated Financial Statements in Item 8 Note 2. Summary of Significant Accounting Policies. There were no significant changes in our critical accounting policies and estimates discussed in our Form 10-K during the year ended December 31, 2020.

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

Transaction service arrangements include services such as processing equipment orders, new account setup and activation, number port requests, credit checks and inventory management. Transaction revenues are principally based on a contractual price per transaction and are recognized based on the number of transactions processed during each reporting period. Revenues are recorded based on the total number of transactions processed at the applicable price established in the relevant contract.

Many of the Company’s contracts guarantee minimum volume transactions from the customer. In these instances, if the customer’s total estimated transaction volume for the period is expected to be less than the contractual amount, the Company records revenues at the minimum guaranteed amount on a straight line based over the period covered by the minimum. Setup fees for transactional service arrangements are deferred until set up activities are completed and recognized on a straight‑line basis over remaining expected customer relationship period. Revenues are presented net of discounts, which are volume level driven.

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

Stock-Based Compensation

As of December 31, 2020, we maintain eight stock-based compensation plans. We utilize the Black-Scholes pricing model to determine the fair value of stock options on the dates of grant. Restricted stock awards are measured based on the fair market values of the underlying stock on the dates of grant. We recognize stock-based compensation over the requisite service period with an offsetting credit to additional paid-in capital.

For our performance restricted stock awards and units, we estimate the number of shares the recipient is to receive by applying a probability of achieving the performance goals. The actual number of shares the recipient receives is determined at the end of the performance period based on the results achieved versus goals based on our performance targets, such as revenue, EBITDA and Total Shareholder Return (TSR). Once the number of awards is determined, the compensation cost is fixed and continues to be recognized using straight line recognition over the requisite service period for each vesting tranche.

Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Expected volatility was calculated based on the historical information of our stock. The average expected life was determined using historical stock option exercise activity. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant. We have never declared or paid cash dividends on our common equity and do not anticipate paying any cash dividends in the foreseeable future. Forfeitures are accounted for as they occur.

Income Taxes

On December 22, 2017, the U.S. government enacted TCJA. The TCJA made changes to the corporate tax rate, business-related deductions and taxation of foreign earnings, among others, that are generally effective for taxable years beginning after December 31, 2017.

In March 2020, in response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law. The CARES Act provides numerous tax provisions and other stimulus measures, including temporary changes regarding the prior and future utilization of net operating losses. The CARES Act amends the Net Operating Loss provisions of the Tax Cuts and Jobs Act, allowing for the carryback of losses arising in tax years 2018, 2019 and 2020, to each of the five taxable years preceding the taxable year of loss.

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

While we believe we have identified all reasonably identifiable exposures and that the reserve we have established for identifiable exposures is appropriate under the circumstances, it is possible that additional exposures exist and that exposures may be settled at amounts different than the amounts reserved. It is also possible that changes in facts and circumstances could cause us to either materially increase or reduce the carrying amount of our tax reserves. In general, tax returns for the year 2017 and thereafter are subject to future examination by tax authorities.

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

For our 2020 impairment tests, the Company identified one reporting unit, Core. The Company performed a quantitative impairment assessment, as of October 1, 2020, for the Core reporting unit. The amounts below represent the results of our quantitative assessment.

We use the average of our fair values for purposes of our comparison between carrying value and fair value for the quantitative impairment test. The table below depicts the methods employed, assumptions used and percentage fair value in excess of carrying value.

				2020 Impairment Test
Reporting Unit	Discount Rate	Growth rate range	Terminal Growth Rate	Goodwill	Fair Value Exceeds Carrying Value by	Fair Value method
Core	13.0%	2.0 - 13.0%	2.0%	$227,012	45.1%	Income Approach, Market Approach

The 2020 fair value of the reporting unit was estimated using a combination of the income approach, which incorporates the use of the discounted cash flow method, and the market approach, which incorporates the use of earnings and revenue multiples based on market data. We generally applied an equal weighting to the income and market approaches for our analysis when both are applied.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of December 31, 2020 and December 31, 2019.

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

The primary objective of our investment activities is to preserve our capital for the purpose of funding operations, while at the same time maximizing the income, we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and short- and long-term investments in a variety of securities, which could include commercial paper, money market funds and corporate and government debt securities. Our cash, cash equivalents and marketable securities at December 31, 2020 and December 31, 2019 were invested in liquid money market accounts, certificates of deposit and government securities. All market-risk sensitive instruments were entered into for non-trading purposes.

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

Interest Rate Risk

We are exposed to the risk of interest rate fluctuations on the interest income earned on our cash and cash equivalents, and our revolving credit facility. A hypothetical 100 basis point movement in interest rates applicable to our cash and cash equivalents outstanding at December 31, 2020 would increase interest income by approximately $0.3 million on an annual basis. Borrowings under the revolving credit facility bear interest at a rate equal to, at our option, either (1) the arithmetic average of the LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period (one, three or six months (or 12 months if agreed to by all applicable Lenders)) as selected by us relevant to such borrowing plus the applicable margin, or (2) a base rate determined by reference to the greatest of the federal funds rate plus 0.50%, the prime commercial lending rate as determined by the Agent, and the daily LIBOR rate plus 1.00%, in each case plus an applicable margin and subject to a floor of 0.00%.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Synchronoss Technologies, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Synchronoss Technologies, Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 15, 2021 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Subscription and license revenue– Identifying contracts, performance obligations and stand-alone selling price
Description of the Matter
As discussed in Note 3. Revenue of the financial statements, the Company recognized $230 million in subscription and license revenue. The related revenue agreements frequently contain multiple performance obligations, and judgment is required to determine which performance obligations are distinct and accounted for separately. These agreements may also contain variable consideration in the form of tiered pricing, contractual minimums or discounts. Judgment is also required to estimate the total contract consideration and to allocate the consideration to each distinct performance obligation. Additionally, the Company enters into multiple agreements with the same customer, which may affect the identification of the contract, the performance obligations and the allocation of total contract consideration. Auditing the Company’s subscription and license revenue was complex and involved a high degree of judgment related to management’s identification of performance obligations and its estimate and allocation of contract consideration.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls related to the Company’s process for recognizing subscription and license revenue, including controls over management’s review of the significant judgments and estimates used in the identification of the contract, distinct performance obligations and the estimation and allocation of amounts to each performance obligation.

Our audit procedures also included, among others, reading a sample of customer contracts and evaluating management’s identification of the contract and the distinct performance obligations based on the terms of the arrangements and the Company’s accounting policies. To test the calculation of the amount of consideration allocated to each distinct performance obligation, we performed procedures to evaluate management’s judgments related to the allocation of consideration to each distinct performance obligation and performed sensitivity analyses to evaluate how these assumptions affect the amount of revenue recognized. We have also evaluated the adequacy of the Company’s disclosures included in Note 3. Revenue.

Goodwill
Description of the Matter
At December 31, 2020, the Company's goodwill balance was $232 million. As discussed in Note 9. Goodwill and Intangibles of the consolidated financial statements, goodwill is tested for impairment at least annually on October 1 at the reporting unit level. Auditing the Company's goodwill impairment test was complex due to the significant judgment required in determining the fair value of the reporting unit. In particular, the fair value estimate was sensitive to significant assumptions that require judgment, including revenue growth rates, free cash flow and operating expenses as a percentage of revenue that affect the amount and timing of future cash flows, long-term growth rates, and the weighted average cost of capital ("discount rate"), which are affected by factors such as general market conditions and recent operating performance.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company's goodwill impairment review process. For example, we tested controls over management's review of the valuation model and the significant assumptions, discussed above used to develop the prospective financial information. We also tested management's controls to validate the data used in the valuation was complete and accurate.

To test the estimated fair value of the Company's reporting unit, we performed audit procedures that included, among others, assessing the reasonableness of the methodologies used. We also compared the significant assumptions used by management to develop the prospective financial information to current industry and economic trends, analyst expectations, changes to the Company's business model, customer base or product mix and other relevant information. We assessed the historical accuracy of management's projections of future earnings by comparing the actual results to prior forecasts, and we performed analyses of significant assumptions to assess the impact of changes in the assumptions on the calculation of fair value. Further, we evaluated the revenue growth rates, free cash flow, operating expenses as a percentage of revenue and long term growth rates in comparison to the Company’s peers. We also involved our valuation specialists to assist with our evaluation of the methodology used by the Company and significant assumptions included in the fair value estimates. We have also evaluated the adequacy of the Company’s disclosures included in Note 9. Goodwill and Intangibles.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2001.
Iselin, New Jersey
March 15, 2021

SYNCHRONOSS TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS (In thousands, except per share data)

	December 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash, restricted cash and cash equivalents	$33,671	$39,001
Marketable securities, current	—	11
Accounts receivable, net*	47,849	65,863
Prepaid & Other Current Assets	39,847	38,022
Total current assets	121,367	142,897
Non-Current Assets:
Property and equipment, net	11,732	26,525
Operating lease right-of-use assets	34,538	53,965
Goodwill	232,771	222,969
Intangible assets, net	69,593	77,613
Loan Receivable	4,834	—
Other Assets, non-current	7,420	8,054
Total Non-Current Assets	360,888	389,126
Total assets	$482,255	$532,023
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,749	$21,551
Accrued expenses	69,326	65,987
Deferred revenues, current	33,045	65,858
Debt, current	10,000	—
Total current liabilities	125,120	153,396

Deferred tax liabilities	1,875	1,679
Deferred revenues, non-current	12,569	21,941
Leases, non-current	44,273	60,976
Other non-current liabilities	4,995	4,589
Redeemable noncontrolling interest	12,500	12,500
Commitments and contingencies
Series A Convertible Participating Perpetual Preferred Stock, $0.0001 par value; 10,000 shares authorized, 250 and 217 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	237,641	200,865
Stockholders’ equity:
Common stock, $0.0001 par value; 100,000 shares authorized, 51,177 and 51,704 shares issued; 44,015 and 44,542 outstanding at December 31, 2020 and December 31, 2019, respectively	5	5
Treasury stock, at cost (7,162 and 7,162 shares at December 31, 2020 and December 31, 2019, respectively)	(82,087)	(82,087)
Additional paid-in capital	499,348	525,739
Accumulated other comprehensive loss	(28,213)	(33,261)
Accumulated deficit	(345,771)	(334,319)
Total stockholders’ equity	43,282	76,077
Total liabilities and stockholders’ equity	$482,255	$532,023
_______________________________
*    See Note 7. Investments in Affiliates and Related Transactions for related party transactions reflected in this account.

See accompanying notes to consolidated financial statements.

SYNCHRONOSS TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Twelve Months Ended December 31,
	2020	2019	2018
Net revenues	$291,670	$308,749	$325,839
Costs and expenses:
Cost of revenues*	121,817	150,407	158,802
Research and development	77,043	75,568	79,172
Selling, general and administrative	89,292	112,771	122,112
Restructuring charges	7,955	755	12,375
Depreciation and amortization	43,685	77,036	117,654
Total costs and expenses	339,792	416,537	490,115
Loss from continuing operations	(48,122)	(107,788)	(164,276)
Interest income	1,597	1,258	7,770
Interest expense	(476)	(1,355)	(4,911)
Gain on extinguishment of debt	—	822	1,760
Other Income (expense), net	9,535	7,389	(74,917)
Equity method investment loss	—	(1,619)	(28,600)
Loss from continuing operations, before taxes	(37,466)	(101,293)	(263,174)
Benefit (provision) for income taxes	27,108	(2,174)	17,894
Net loss from continuing operations	(10,358)	(103,467)	(245,280)
Net income from discontinued operations, net of tax**	—	—	18,288
Net loss	(10,358)	(103,467)	(226,992)
Net income (loss) attributable to redeemable noncontrolling interests	(344)	(1,126)	8,837
Preferred stock dividend	(37,981)	(32,134)	(25,593)
Net loss attributable to Synchronoss	$(48,683)	$(136,727)	$(243,748)

Earnings (loss) per share
Basic:
Net loss from Continuing operations	$(1.16)	$(3.36)	$(6.51)
Net income from Discontinued operations**	—	—	0.46
	$(1.16)	$(3.36)	$(6.05)
Diluted:
Net loss from Continuing operations	$(1.16)	$(3.36)	$(6.51)
Net income from Discontinued operations**	—	—	0.46
	$(1.16)	$(3.36)	$(6.05)
Weighted-average common shares outstanding:
Basic	41,950	40,694	40,277
Diluted	41,950	40,694	40,277
________________________________
*    Cost of revenues excludes depreciation and amortization which are shown separately.
**    See Note 4. Acquisitions and Divestitures for transactions classified as discontinued operations

See accompanying notes to consolidated financial statements.

SYNCHRONOSS TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)

	Twelve Months Ended December 31,
	2020	2019	2018
Net loss	$(10,358)	$(103,467)	$(226,992)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	2,128	(1,768)	(6,152)
Unrealized gain (loss) on available for sale securities	751	(710)	(37)
Net income (loss) on inter-company foreign currency transactions	2,169	(400)	(821)
Total other comprehensive income (loss)	5,048	(2,878)	(7,010)
Comprehensive loss	(5,310)	(106,345)	(234,002)
Comprehensive (loss) income attributable to redeemable noncontrolling interests	(344)	(1,126)	8,837
Comprehensive loss attributable to Synchronoss	$(5,654)	$(107,471)	$(225,165)

See accompanying notes to consolidated financial statements.

SYNCHRONOSS TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Treasury Stock		Additional	Accumulative Other		Total
	Shares	Amount	Shares	Amount	Paid-In Capital	Comprehensive Income (Loss)	Accumulated deficit	Stockholders' Equity
Balance at December 31, 2017	52,028	$5	(5,060)	$(105,584)	$597,553	$(23,373)	$(5,014)	$463,587
Stock based compensation	—	—	—	—	27,201	—	—	27,201
Issuance of restricted stock	1,707	—	—	—	—	—	—	—
Preferred stock dividends	—	—	—	—	(24,331)	—	—	(24,331)
Amortization of preferred stock issuance costs	—	—	—	—	(1,262)	—	—	(1,262)
Retirement of treasury stock	(3,893)	—	3,893	68,327	(68,327)	—	—	—
Shares withheld for taxes in connection with issuance of restricted stock	(6)	—	—	—	(76)	—	—	(76)
Treasury shares received in connection with PIPE Purchase Agreement	—	—	(5,995)	(44,830)	—	—	—	(44,830)
Net loss attributable to Synchronoss	—	—	—	—	—	—	(218,155)	(218,155)
Non-controlling interest	—	—	—	—	3,943	—	—	3,943
Total other comprehensive loss	—	—	—	—	—	(7,059)	—	(7,059)
ASC 606 revenue recognition implementation impact	—	—	—	—	—	49	(10,130)	(10,081)
Other	—	—	—	—	(28)	—	—	(28)
Balance at December 31, 2018	49,836	$5	(7,162)	$(82,087)	$534,673	$(30,383)	$(233,299)	$188,909

	Common Stock		Treasury Stock		Additional	Accumulative Other		Total
	Shares	Amount	Shares	Amount	Paid-In Capital	Comprehensive Income (Loss)	Accumulated deficit	Stockholders' Equity
Balance at December 31, 2018	49,836	$5	(7,162)	$(82,087)	$534,673	$(30,383)	$(233,299)	$188,909
Stock based compensation	—	—	—	—	22,050	—	—	22,050
Issuance of restricted stock	1,863	—	—	—	—	—	—	—
Preferred stock dividends accrued	—	—	—	—	(29,877)	—	—	(29,877)
Amortization of preferred stock issuance costs	—	—	—		(2,257)			(2,257)
Issuance of common stock on exercise of options	7	—	—	—	39	—	—	39
Shares withheld for taxes in connection with issuance of restricted stock	(2)	—	—	—	(15)	—	—	(15)
Adoption of new lease accounting standard	—	—	—	—	—	—	3,574	3,574
Net loss attributable to Synchronoss	—	—	—	—	—	—	(104,593)	(104,593)
Non-controlling interest	—	—	—	—	1,126	—	—	1,126
Total other comprehensive income (loss)	—	—	—	—	—	(2,878)	—	(2,878)
Other	—	—	—	—	—	—	(1)	(1)
Balance at December 31, 2019	51,704	$5	(7,162)	$(82,087)	$525,739	$(33,261)	$(334,319)	$76,077

	Common Stock		Treasury Stock		Additional	Accumulative Other		Total
	Shares	Amount	Shares	Amount	Paid-In Capital	Comprehensive Income (Loss)	Accumulated deficit	Stockholders' Equity
Balance at December 31, 2019	51,704	$5	(7,162)	$(82,087)	$525,739	$(33,261)	$(334,319)	$76,077
Stock based compensation	—	—	—	—	11,246	—	—	11,246
Issuance of restricted stock	(525)	—	—	—	—	—	—	—
Preferred stock dividends accrued	—	—	—	—	(34,451)	—	—	(34,451)
Amortization of preferred stock issuance costs	—	—	—	—	(3,530)	—	—	(3,530)
Shares withheld for taxes in connection with issuance of restricted stock	(2)	—	—	—	—	—	—	—
Net loss attributable to Synchronoss	—	—	—	—	—	—	(10,358)	(10,358)
Non-controlling interest	—	—	—	—	344	—	(344)	—
Total other comprehensive income (loss)	—	—	—	—	—	5,048	—	5,048
Adoption of new credit loss accounting standard	—	—	—	—	—	—	(750)	(750)
Balance at December 31, 2020	51,177	$5	(7,162)	$(82,087)	$499,348	$(28,213)	$(345,771)	$43,282

See accompanying notes to consolidated financial statements.

SYNCHRONOSS TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)

	Twelve Months Ended December 31,
	2020	2019	2018
Operating activities:
Net loss continuing operations	$(10,358)	$(103,467)	$(245,280)
Gain (loss) on Sale of discontinued operations, net of tax	—	—	18,288

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	42,672	77,037	97,092
Goodwill impairment	—	—	9,100
Impairment of long-lived assets and capitalized software	1,013	—	11,462
Change in fair value of financial instruments	—	(163)	(3,849)
Amortization of debt issuance costs	—	285	1,294
(Gain) loss on extinguishment of debt	—	(822)	(1,760)
Accrued PIK interest	—	—	(7,037)
Allowance for loan losses	—	—	84,314
Loss (earnings) from Equity method investments	—	1,619	28,600
(Gain) loss on Disposals of fixed assets	12	15	277
(Gain) loss on Disposals of intangible assets	(3,477)	(5,429)	—
Amortization of bond premium	—	(34)	107
Deferred income taxes	(911)	357	(12,350)
Stock-based compensation	11,137	22,287	27,604
Cumulative adjustment to STI receivable	—	26,044	—
Operating lease impairment	5,350	6,268	—
Changes in operating assets and liabilities:
Accounts receivable, net	11,703	10,891	(21,521)
Prepaid expenses and other current assets	(1,641)	18,209	(5,315)
Accounts payable	(7,127)	8,879	6,846
Accrued expenses	898	2,115	(18,068)
Other assets	—	1,710	973
Deferred revenues	(43,200)	(28,856)	2,529
Other liabilities	(6,635)	(4,362)	(4,675)
Net cash provided by (used in) operating activities	(564)	32,583	(31,369)

Investing activities:
Purchases of fixed assets	(885)	(8,183)	(11,656)
Additions to capitalized software	(16,665)	(13,008)	(14,372)
Acquisition of intangible assets	(400)	—	—
Proceeds from the sale of intangibles	3,600	5,429	—
Purchases of marketable securities available for sale	—	(51,745)	(36,789)
Maturity of marketable securities available for sale	11	86,884	4,865
Equity investment	—	—	404
Business acquired, net of cash	—	—	(9,734)
Net cash provided by (used in) investing activities	(14,339)	19,377	(67,282)

Financing activities:
Share-based compensation-related proceeds, net of taxes paid on withholding shares	$—	$39	$—
Taxes paid on withholding shares	(9)	(15)	—
Retirement of Convertible Senior Notes & related costs	—	(113,006)	(113,696)
Borrowings on revolving line of credit	10,000	2,000	—
Repayment of revolving line of credit	—	(2,000)	—
Proceeds from issuance of preferred stock	—	—	86,220
Preferred dividend payment	—	(7,075)	(7,075)
Payments on capital obligations	—	(1,200)	(1,334)
Net cash provided by (used in) financing activities	9,991	(121,257)	(35,885)

Effect of exchange rate changes on cash	(418)	(1,562)	(1,729)

Net decrease in cash and cash equivalents	(5,330)	(70,859)	(136,265)
Cash and cash equivalents, beginning of period	39,001	109,860	246,125
Cash and cash equivalents, end of period	$33,671	$39,001	$109,860

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$6,138	$3,598	$22,549
Cash refund for income taxes	$15,585	$20,733	$—
Cash paid for interest	$212	$666	$3,258

Supplemental disclosures of non-cash investing and financing activities:
Paid in kind dividends on Series A Convertible Participating Perpetual Preferred Stock	$36,776	$14,407	$7,075

See accompanying notes to consolidated financial statement

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

1. Description of Business

General

Synchronoss Technologies, Inc. (“Synchronoss” or the “Company”) Digital, Cloud, Messaging and Total Network Management platforms help the world’s leading companies, including operators, original equipment manufacturers (“OEMs”), and Media and Technology providers to deliver continuously transformative customer experiences that create high value engagement and new monetization opportunities.
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
The Company delivers platforms, products and solutions including:
•White Label Personal Cloud: Cloud sync, backup, storage, device set up, content transfer and content engagement for user generated content.
•Messaging: White label consumer email solutions. Advanced, multi-channel messaging peer-to-peer (“P2P”) communications and application-to-person (“A2P”) commerce solutions.
•Digital: Customer journey and workflow design, development, orchestration and experience management.
•Total Network Management (“TNM”): integrated application suite that designs, procures, manages and optimizes telecom network infrastructure.

The Synchronoss Personal Cloud™ platform is a secure and highly scalable white label platform designed to store and sync subscriber’s personally created content seamlessly to and from current and new devices. This allows a carrier’s customers to protect, engage with and manage their personal content and gives the Company’s Operator customers the ability to increase average revenue per user (“ARPU”) through a new monthly recurring charge (“MRC”) and opportunities to mine valuable data that will give subscribers access to new, beneficial services. Additionally, the Company’s Personal Cloud Platform performs an expanding set of value-add services including facilitating an Operator’s initial device setup and enhancing visibility and control across disparate devices within subscribers’ smart homes.
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
The Synchronoss Digital Platform is a suite of technology, tools and solutions that includes digital experience creation and management, automated provisioning, artificial intelligence and financial analytics that service a broad swatch of TMT markets. The products equip customers with a toolkit of capabilities where they can design, deploy and manage end user customer journeys and workflows easily and quickly from one central platform that also integrates across front end customer engagement channels as well as enterprise business systems (e.g. CRM, POS) allowing non-citizen developers to configure rather than code experiences. The platform sits between customer-facing touch points and a customer’s existing back-office systems to orchestrate data, workflows and processes into digital customer journeys that interface with end user channels creating user experiences that can be centrally managed and coordinated with less resources than is typical in a traditional IT environment.
The Synchronoss Total Network Management application suite provides Operators with the tools and software to design their physical network, streamline their infrastructure purchases, and comprehensive network expense optimization and management for leading top tier carriers around the globe.

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

Risks and Uncertainties

There are many uncertainties regarding the current coronavirus ("COVID-19") pandemic, and the Company is closely monitoring the impact of the pandemic on all aspects of its business, including how it will impact its customers, employees, suppliers, vendors, business partners and distribution channels. While the pandemic did not materially affect the Company’s financial results and business operations for the year ended December 31, 2020, the Company is unable to predict the impact that COVID-19 will have on its financial position and operating results due to numerous uncertainties. The Company will continue to assess the evolving impact of the COVID-19 pandemic and will make adjustments to its operations as necessary.

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
We adopted Topic 326 beginning on January 1, 2020 using the modified retrospective approach with a cumulative effect adjustment to opening retained earnings recorded at the beginning of the period of adoption. Upon adoption, we changed our impairment model to utilize a forward-looking current expected credit losses (CECL) model in place of the incurred loss methodology for financial instruments measured at amortized cost, including our accounts receivable. CECL estimates on accounts receivable are recorded as general and administrative expenses on our condensed consolidated statements of income. The cumulative effect adjustment from adoption was immaterial to our consolidated financial statements.

Date of adoption: January 1, 2020

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Standards issued not yet adopted

Standard	Description	Effect on the financial statements
Update 2019-12 - Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes	The ASU removes the exception to the general principles in ASC 740, Income Taxes, associated with the incremental approach for intra-period tax allocation, accounting for basis differences when there are ownership changes in foreign investments and interim-period income tax accounting for year-to-date losses that exceed anticipated losses. In addition, the ASU improves the application of income tax related guidance and simplifies U.S. GAAP when accounting for franchise taxes that are partially based on income, transactions with government resulting in a step-up in tax basis goodwill, separate financial statements of legal entities not subject to tax, and enacted changes in tax laws in interim periods. Different transition approaches, retrospective, modified retrospective, or prospective, will apply to each income tax simplification provision.	The Company continues to evaluate these changes and does not anticipate any material impact on the Company’s consolidated financial position or results of operations upon adoption.
Planned date of adoption: January 1, 2021.

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

Transaction service arrangements include services such as processing equipment orders, new account setup and activation, number port requests, credit checks and inventory management.

Transaction revenues are principally based on a contractual price per transaction and are recognized based on the number of transactions processed during each reporting period. Revenues are recorded based on the total number of transactions processed at the applicable price established in the relevant contract.

Many of the Company’s contracts guarantee minimum volume transactions from the customer. In these instances, if the customer’s total estimated transaction volume for the period is expected to be less than the contractual amount, the Company records revenues at the minimum guaranteed amount on a straight line based over the period covered by the minimum. Setup fees for transactional service arrangements are deferred until set up activities are completed and recognized on a straight‑line

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

basis over remaining expected customer relationship period. Revenues are presented net of discounts, which are volume level driven.

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

Service Level Standards

Pursuant to certain contracts, the Company is subject to service level standards and to corresponding penalties for failure to meet those standards. All performance-related penalties are reflected as a corresponding reduction of the Company’s revenues. These penalties, if applicable, are recorded in the month incurred and were insignificant for the years ended December 31, 2020, 2019 and 2018, respectively.

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

The unamortized software development costs and amortization expense were as follows:

	Year ended December 31,
	2020	2019	2018
Unamortized software development costs	$28,512	$22,240	$17,490
Software development amortization expense	10,843	8,258	8,123

The Company recognized impairment charges to its capitalized software intangible assets, of $0.9 million, nil and $0.5 million for the years ended December 31, 2020, 2019 and 2018, respectively. The Company includes these impairments within the depreciation and amortization in its Consolidated Statements of Operations.

Concentration of Credit Risk

The Company’s financial instruments that are exposed to concentration of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company maintains its cash and cash equivalents at several major financial institutions. The Company believes that concentration of credit risk with respect to accounts receivable is limited because of the creditworthiness of its major customers.

The Company’s top five customers accounted for 68.0%, 69.2% and 69.0% of net revenues for the years ended December 31, 2020, 2019 and 2018, respectively. Contracts with these customers typically run for three to five years. Of these customers, Verizon accounted for more than 10% of the Company’s revenues in 2020, 2019, and 2018.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less at the date of acquisition to be cash equivalents.

Accounts Receivable

Accounts receivable include current notes, amounts billed to customers, claims, and unbilled revenue, which consists of amounts recognized as sales but not yet billed. Substantially all amounts of unbilled receivables are expected to be billed and collected in the subsequent year. The Company had unbilled receivable balances of $3.4 million and $5.1 million as of December 31, 2020 and 2019, respectively.

Allowance for Credit Losses

The Company is exposed to credit losses primarily through sales of products and services. The Company’s expected loss allowance methodology for accounts receivable is developed using historical collection experience, current and future economic and market conditions and a review of the current status of customers' trade accounts receivables. Customers are pooled based on sharing specific risk factors, including geographic location. Due to the short-term nature of such receivables, the estimated accounts receivable that may not be collected is based on aging of the accounts receivable balances.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Customers are assessed for credit worthiness upfront through a credit review, which includes assessment based on our analysis of their financial statements when a credit rating is not available. The Company evaluates contract terms and conditions, country and political risk, and may require prepayment to mitigate risk of loss. Specific allowance amounts are established to record the appropriate provision for customers that have a higher probability of default. The Company monitors changes to the receivables balance on timely basis, and balances are written off as they are determined to be uncollectible after all collection efforts have been exhausted. Estimates of potential credit losses are used to determine the allowance. It is based on assessment of anticipated payment and all other historical, current and future information that is reasonably available.

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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of assets acquired, including other definite-lived intangible assets. Goodwill is reviewed for impairment annually in the fourth quarter or when an interim triggering event has

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

occurred indicating potential impairment. The Company has concluded that it has two operating segments and one reportable segment because the aggregation criteria and the quantitative threshold test was met. The Company tests for goodwill impairment on each of its reporting units, which is at the operating segment or one level below the operating segment.

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

The Company recorded a nil, nil and $9.1 million impairment charge on the Zentry joint venture for the years ended December 31, 2020, 2019 and 2018, respectively. For further details, see Note 9. Goodwill and Intangibles.

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

For finance leases, amortization expense and interest expense are recognized separately in the Consolidated Statements of Operations, with amortization expense generally recorded on a straight-line basis and interest expense recorded using the effective interest method. For operating leases, a single lease cost is generally recognized in the Consolidated Statements of Operations on a straight-line basis over the lease term. Lease costs for short-term leases not recognized in the Consolidated Balance Sheets are recognized in the Consolidated Statements of Operations and are expensed as incurred. Variable lease costs not initially included in the lease liability and ROU asset impairment charges are expensed as incurred.

Income Taxes

On December 22, 2017, the U.S. government enacted TCJA. The TCJA makes changes to the corporate tax rate, business-related deductions and taxation of foreign earnings, among others, that will generally be effective for taxable years beginning after December 31, 2017. While our accounting for the recorded impact of the TCJA is deemed to be complete as of December 31, 2020, these amounts are based on prevailing regulations and currently available information, and any additional guidance issued by the Internal Revenue Service (IRS) could impact our recorded amounts in future periods.

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

Gains or losses resulting from transactions denominated in foreign currencies are included in other income or expense, within the Consolidated Statements of Operations and were as follows:

	Twelve Months Ended December 31,
	2020	2019	2018
Net gain (loss) on foreign currency translations	$4,234	$31	$(478)

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

Stock-Based Compensation

As of December 31, 2020, the Company maintains eight stock-based compensation plans.

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

Revenues by geography are based on the billing addresses of the Company’s customers. The following tables set forth revenues and property and equipment, net by geographic area:

	Year Ended December 31,
	2020	2019	2018
Revenues:
Domestic	$228,639	$232,183	$249,674
Foreign	63,031	76,566	76,165
Total	$291,670	$308,749	$325,839

	Year Ended December 31,
	2020	2019
Property and equipment, net:
Domestic	$7,282	$19,278
Foreign	4,450	7,247
Total	$11,732	$26,525

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

	Twelve Months Ended December 31, 2020				Twelve Months Ended December 31, 2019
	Cloud	Digital	Messaging	Total	Cloud	Digital		Messaging	Total
Geography
Americas	$155,287	$45,893	$27,459	$228,639	$155,076	$46,765	*	$30,342	$232,183
APAC	—	4,502	31,310	35,812	—	3,658		45,403	49,061
EMEA	6,888	5,687	14,644	27,219	7,620	3,379		16,506	27,505
Total	$162,175	$56,082	$73,413	$291,670	$162,696	$53,802		$92,251	$308,749

Service Line
Professional Services	$18,391	$13,512	$16,741	$48,644	$14,939	$16,576		$30,923	$62,438
Transaction Services	5,651	7,396	—	13,047	5,606	6,690		—	12,296
Subscription Services	138,133	32,831	43,873	214,837	141,941	27,577	*	37,785	207,303
License	—	2,343	12,799	15,142	210	2,959		23,543	26,712
Total	$162,175	$56,082	$73,413	$291,670	$162,696	$53,802		$92,251	$308,749
________________________________
*     In 2019, changes to the STIN business led the Company to conclude that its collection of certain STIN receivables is no longer probable. The Company has updated its collectability assessment in accordance with ASC 842 and concluded that a contingency reserve is required, which included a reduction of digital revenue in America in the amount $26.0 million. For further details, see 7. Investments in Affiliates and Related Transactions of the Notes to Consolidated Financial Statements of this Form 10-K.

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

A contract asset is a right to consideration that is conditional upon factors other than the passage of time. For example, the Company would record a contract asset if its records revenue on a professional services engagement but are not entitled to bill until the Company achieves specified milestones. Contract asset balance at December 31, 2020 is $7.1 million.

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

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Significant changes in the contract liabilities balance (current and noncurrent) during the period are as follows (in thousands):

Contract Liabilities*
Balance - January 1, 2020	$87,799
Revenue recognized in the period	(249,465)
Amounts billed but not recognized as revenue	207,280
Balance - December 31, 2020	$45,614
________________________________
*    Comprised of Deferred Revenue

Revenues recognized during the year ended December 31, 2020 for performance obligations satisfied or partially satisfied in previous periods were immaterial.

Contract acquisition costs

In connection with the adoption of Topic 606 and the related cost accounting guidance under Accounting Standards Codification (“ASC”) 340, the Company is required to capitalize certain contract acquisition costs consisting primarily of commissions and bonuses paid when contracts are signed. The Company adopted Topic 606 on January 1, 2018 and capitalized $0.7 million in contract acquisition costs related to contracts that were not completed. For contracts that have a duration of less than one year, the Company follows a Topic 606 practical expedient and expenses these costs over the estimated customer life, because it does not pay commissions upon renewals that are commensurate with the initial contract. During the year ended December 31, 2020, the amount of amortization was $0.2 million and there was no impairment loss in relation to costs capitalized.

Contract Fulfillment Costs

Under ASC 340-40, the Company evaluates whether or not it should capitalize the costs of fulfilling a contract. Such costs would be capitalized when they are not within the scope of other standards and: (1) are directly related to a contract; (2) generate or enhance resources that will be used to satisfy performance obligations; and (3) are expected to be recovered. As of December 31, 2020, the Company had $0.1 million of capitalized contract fulfillment costs.

Transaction price allocated to the remaining performance obligations

Topic 606 requires that the Company disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of December 31, 2020. The Company has elected not to disclose transaction price allocated to remaining performance obligations for:

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

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

As of December 31, 2020, the aggregate amount of transaction price allocated to remaining performance obligations, other than those meeting the exclusion criteria above, was $280.4 million, of which approximately 70.19% is expected to be recognized as revenues within 2 years, and the remainder thereafter.

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

Acquisition-Related Costs

Total acquisition-related costs recognized during the year ended December 31, 2020, 2019, and 2018 including transaction costs such as legal, accounting, valuation and other professional services, were nil, nil, $0.1 million, respectively, and are included in selling, general and administrative expense in the Consolidated Statements of Operations.

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

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

5. Allowance for Credit Losses

Effective January 1, 2020, the Company adopted ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” prospectively. ASU 2016-13 replaces the incurred loss impairment model with an expected credit loss impairment model for financial instruments, including trade receivables. The guidance requires entities to consider forward-looking information to estimate expected credit losses, resulting in earlier recognition of losses for receivables that are current or not yet due. Upon adoption, changes in the allowance were not material for the transition period starting January 1, 2020 through the year ended December 31, 2020.

The accounts receivable balance on the Company’s consolidated balance sheet as of December 31, 2020 was $47.8 million, net of $0.5 million of allowances. Changes in the allowance were not material for the year ended December 31, 2020. The following table provides a roll-forward of the allowance for credit losses that is deducted from the amortized cost basis of accounts receivable to present the net amount expected to be collected (amounts in thousands):

Balance at December 31, 2019	$1,864
Adjustment due to adoption of ASU 2016-13	751
Balance at January 1, 2020	2,615
Current period change for expected credit losses	(2,072)
Balance at December 31, 2020	$543

In connection with the PIK note referenced in Note 7. Investments in Affiliates and Related Transactions , the company recorded a CECL adjustment of $1.4 million which offset the current year accretion of the interest of $1.4 million.

6. Fair Value Measurements

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
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

The following is a summary of assets, liabilities and redeemable noncontrolling interests and their related classifications under the fair value hierarchy:

	December 31, 2020
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Cash, cash equivalents and restricted cash (1)	$33,671	$33,671	$—	$—
Marketable securities-short term (2)	—	—	—	—
Marketable securities-long term (2)	—	—	—	—
Total assets	$33,671	$33,671	$—	$—
Liabilities
Total liabilities	$—	$—	$—	$—
Temporary equity
Redeemable noncontrolling interests (3)	$12,500	$—	$—	$12,500
Total temporary equity	$12,500	$—	$—	$12,500

	December 31, 2019
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Cash, cash equivalents and restricted cash (1)	$39,001	$39,001	$—	$—
Marketable securities-short term (2)	11	—	11	—
Marketable securities-long term (2)	—	—	—	—
Total assets	$39,012	$39,001	$11	$—
Liabilities
Total liabilities	$—	$—	$—	$—
Temporary Equity
Redeemable noncontrolling interests (3)	$12,500	$—	$—	$12,500
Total temporary equity	$12,500	$—	$—	$12,500
________________________________
(1)Cash equivalents primarily included money market funds.
(2)Marketable securities are comprised of municipal bonds, certificates of deposit, corporate bonds, treasury bonds, and mutual funds.
(3)Put arrangements held by the noncontrolling interests in certain of the Company’s joint ventures.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Marketable Securities

The Company utilizes the market approach to measure fair value for its financial assets. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets. The Company’s marketable securities investments classified as Level 2 primarily utilize broker quotes in a non-active market for valuation of these securities. No transfers of assets between Level 1, Level 2 and Level 3 of the fair value measurement hierarchy occurred during the year ended December 31, 2020.

For marketable debt securities, unrealized gains and losses are reported as a component of accumulated other comprehensive income in stockholders’ equity. The cost of securities sold is based on the specific identification method. The Company evaluates investments with unrealized losses to determine if the losses are other than temporary. There were no unrealized losses as of December 31, 2020 and the Company has determined that the gross unrealized losses were temporary as of December 31, 2019. In making this determination, the Company considered the financial condition, credit ratings and near-term prospects of the issuers, the underlying collateral of the investments, and the magnitude of the losses as compared to the cost and the length of time the investments have been in an unrealized loss position.

The marketable equity securities are mutual funds measured at fair value and classified within Level 2 in the fair value hierarchy. Unrealized gains and losses related to the Company’s marketable equity securities were recognized in other income (expense), net.

The estimated fair value of investments in marketable debt securities were immaterial at December 31, 2020 and 2019, respectively.

At December 31, 2020 and December 31, 2019, the aggregate related fair value of investment with unrealized losses was approximately nil and nil respectively.

At December 31, 2020, the estimated fair value of investments in marketable equity securities, were as follows:

Balance at December 31, 2019	$11
Mutual funds purchases	—
Mutual funds sales	(11)
Realized gains (losses)	—
Balance at December 31, 2020	$—

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

The changes in fair value of the Company’s Level 3 redeemable noncontrolling interests during the year ended December 31, 2020 were as follows:

Balance at December 31, 2019	$12,500
Fair value adjustment	(344)
Net income attributable to redeemable noncontrolling interests	344
Balance at December 31, 2020	$12,500

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

During the second quarter of 2020, the Company entered into an agreement with STIN and AP Capital Holdings II, LLC (“APC”) to divest its remaining equity interest in STIN as well as settle its paid-in-kind purchase money note (“PIK note”) and certain amounts due as of December 31, 2019 in consideration for a $9.0 million secured promissory note (the “Note”), which includes contingent consideration of up to $16.0 million. The Note has an 8% interest rate and a 3-year stated term. As part of the arrangement, APC acquired a majority stake of STIN. Additionally, in the event of a Sale of STIN by APC and STIN at a future date, the Company shall receive 5% of such sale proceeds, after reducing the sale proceeds by any outstanding amounts of the above Note, including any earned contingent consideration. The Company determined the fair value of the Note as of the transaction date to be approximately $4.8 million. The Company determined the fair value of the Note using a discounted cash flow analysis, which discounts the expected future cash flows of the asset to determine its fair value. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement. The Note has been reflected in Loan Receivable on the Consolidated balance sheet. No gain or loss was recognized as a result of the transaction. As of December 31, 2020, the Company reassessed the fair value of the note and there were no material changes.

For the year ended December 31, 2020 and 2019, the Company recognized nil and $(6.9) million, respectively, in revenue related to Cloud Telephony and Support services, and nil and nil, respectively, in revenue related to all other services.

In 2019, changes to the STIN business led the Company to conclude that its collection of certain STIN receivables was no longer probable. In accordance with ASC 842, the portion of revenue that is no longer deemed collectible is reversed in the current period against revenue. Accordingly, the Company determined a contingency reserve was required, which included a reduction of revenue in the amount $26.0 million in the third quarter of 2019. The impacts of this change are reflected in the STIN affiliate revenue and accounts receivable.

The STIN affiliate accounts receivable balances in the Consolidated Balance Sheet as of December 31, 2020 and December 31, 2019, were nil and $8.1 million, respectively. These amounts principally included revenues generated from the Cloud and Telephony Support Services agreement and pass-through of vendor expenses incurred during the transition and assignment of vendor contracts.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

8. Property and Equipment

Property and equipment consist of the following:

	December 31,
	2020	2019
Computer hardware	$184,145	$214,880
Computer software	52,135	64,509
Furniture and fixtures	8,951	9,546
Leasehold improvements	23,389	25,768
	268,620	314,703
Less: Accumulated depreciation	(256,888)	(288,178)
Total	$11,732	$26,525
Depreciation expense was approximately $15.6 million, $43.5 million and $55.8 million for 2020, 2019, and 2018, respectively. Amortization of property and equipment recorded under capital leases are included in depreciation expense.

9. Goodwill and Intangibles

Goodwill

The Company records goodwill which represents the excess of the purchase price over the fair value of assets acquired, including other definite-lived intangible assets. Goodwill is reviewed annually for impairment or upon the occurrence of events or changes in circumstances that would more likely than not reduce the fair value of the reporting unit below its carrying amount.

The following table shows the adjustments to goodwill during 2020 and 2019:

Balance at December 31, 2018	$224,899
Translation adjustments	(1,930)
Balance at December 31, 2019	$222,969
Translation adjustments	9,802
Balance at December 31, 2020	$232,771
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

For the years ended December 31, 2020, 2019, and 2018 the Company recognized goodwill impairment charges of nil, nil, and $9.1 million, respectively. The Company recorded a $9.1 million impairment charge on the Zentry joint venture in 2018 as a result of various business changes to Zentry, which ultimately led the Company to sunset certain Zentry product offerings. The Company evaluated the impact of these business changes and determined that the future cash flows generated by the assets were not sufficient to support its recoverability and accordingly, the Company recognized an impairment charge for Zentry’s outstanding goodwill.

Other Intangible Assets

The Company’s intangible assets with definite lives consist primarily of technology, capitalized software, trade names, and customer lists and relationships. These intangible assets are being amortized on the straight-line method over the estimated useful lives of the assets. Amortization expense related to intangible assets for the years ended December 31, 2020, 2019 and 2018 was $27.0 million, $33.5 million and $41.3 million, respectively.

The Company recognized impairment charges to its intangible assets of $0.9 million, nil and $11.0 million for the years ended December 31, 2020, 2019 and 2018 respectively. The Company includes these impairments within depreciation and amortization in its Consolidated Statements of Operations. The 2018 impairment charge was incurred to the outstanding Zentry intangible assets for the same reasons discussed above.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

The Company’s intangible assets consist of the following:

	December 31, 2020
	Cost	Accumulated Amortization	Net
Technology	$105,642	$(94,867)	$10,775
Customer lists and relationships	131,500	(101,468)	30,032
Capitalized software and patents	63,268	(34,482)	28,786
Trade name	2,477	(2,477)	—
Total	$302,887	$(233,294)	$69,593

	December 31, 2019
	Cost	Accumulated Amortization	Net
Technology	$99,832	$(83,608)	$16,224
Customer lists and relationships	125,308	(86,555)	38,753
Capitalized software and patents	46,222	(23,586)	22,636
Trade name	2,450	(2,450)	—
Total	$273,812	$(196,199)	$77,613
Estimated future amortization expense of its intangible assets for the next five years is as follows:

Year ending December 31,
2021	$23,348
2022	18,474
2023	8,858
2024	5,288
2025	4,798
Thereafter	1,236
Total *	$62,002
____________________________
* As of December 31, 2020, the Company had $7.6 million of capitalized software costs that are currently in the development stage. Amortization of these costs will begin once the software projects are complete and ready for their intended use.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

10. Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2020	2019
Accrued compensation and benefits	$28,172	$26,507
Accrued professional service fees	5,344	7,248
Accrued telecommunications and hosting	4,570	2,493
Accrued income taxes payable	3,227	4,063
Accrued preferred dividend	9,078	7,873
Accrued other	18,935	17,803
Total	$69,326	$65,987

11. Leases

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

The following table presents information about the Company's ROU assets and lease liabilities at December 31, 2020 (in thousands):

ROU assets:
Non-current operating lease ROU assets	$34,538

Operating lease liabilities:
Current operating lease liabilities*	$10,078
Non-current operating lease liabilities	44,126
Total operating lease liabilities	$54,204
________________________________
*    Amounts are included in Accrued Expenses on Consolidated Balance Sheets.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

The following table presents information about lease expense and sublease income for the year ended December 31, 2020 (in thousands):

Operating lease cost*	$11,994
Other lease costs and income:
Variable lease costs* (1)	6,487
Sublease income*	(3,888)
Total net lease cost	$14,593
________________________________
*    Amounts are included in Cost of revenues, Selling, general and administrative and/or Research and development based on the function that the underlying leased asset supports which are reflected in the Consolidated Statements of Operations.
(1)    As part of the Company’s in year cost savings initiatives, the Company closed certain office spaces and terminated various lease agreements.  These actions resulted in a $5.4 million ROU asset impairment charge, which was determined by the present value of the forecasted future cash flows for the remaining lease term.

The following table provides the undiscounted amount of future cash flows included in the Company’s lease liabilities at December 31, 2020 for each of the five years subsequent to December 31, 2020 and thereafter, as well as a reconciliation of such undiscounted cash flows to the Company’s lease liabilities at December 31, 2020 (in thousands):

Operating Leases
2021	$13,766
2022	11,220
2023	8,652
2024	8,401
2025	8,275
Thereafter	18,686
Total future lease payments	69,000
Less: amount representing interest	(14,796)
Present value of future lease payments (lease liability)	$54,204

The following table provides the weighted-average remaining lease term and weighted-average discount rates for the Company’s leases as of December 31, 2020:

Operating Leases:
Weighted-average remaining lease term (years), weighted based on lease liability balances	6.36
Weighted-average discount rate (percentages), weighted based on the remaining balance of lease payments	7.5%

The following table provides certain cash flow and supplemental noncash information related to the Company’s lease liabilities for the year ended December 31, 2020 (in thousands):

Operating Leases:
Cash paid for amounts included in the measurement of lease liabilities	$13,181
Lease liabilities arising from obtaining right-of-use assets	1,739

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

12. Debt

2019 Revolving Credit Facility

On October 4, 2019, the Company entered into a Credit Agreement with Citizens Bank, N.A., for a $10.0 million Revolving Credit Facility. Borrowings under the Revolving Credit Facility bear interest at a rate equal to, at the Company’s option, either (1) the arithmetic average of the LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period (one, three or six months (or 12 months if agreed to by all applicable Lenders)) as selected by the Company relevant to such borrowing plus the applicable margin, or (2) a base rate determined by reference to the greatest of the federal funds rate plus 0.50%, the prime commercial lending rate as determined by the Agent, and the daily LIBOR rate plus 1.00%, in each case plus an applicable margin and subject to a floor of 0.00%. In addition, on a quarterly basis, the Company is required to pay each lender under the Revolving Credit Facility a 0.2% commitment fee in respect of commitments under the Revolving Credit Facility, which may be subject to adjustment based on the Company’s total leverage ratio. The outstanding balance under the Revolving Credit Facility as of December 31, 2020 is $10.0 million.

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

During the years ended December 31, 2020, 2019 and 2018, interest expense was $0.2 million, $0.4 million, and $1.6 million respectively.

Interest expense

The following table summarizes the Company’s interest expense:

	Twelve Months Ended December 31,
	2020	2019	2018
Convertible Senior Notes
Amortization of debt issuance costs	$—	$285	1,294
Interest on borrowings	—	363	1,578
Additional interest on default	—	—	191
2019 Revolving Credit Facility
Amortization of debt issuance costs	52	8	—
Commitment fee	4	5	—
Interest on borrowings	202	3	—
Capital leases	—	—	964
Other*	218	691	884
Total	$476	$1,355	$4,911
________________________________
*    Mainly finance leases’ related interest expense.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

13. Accumulated Other Comprehensive (Loss) / Income

The changes in accumulated other comprehensive (loss) income during the years ended December 31, were as follows:

	Balance at December 31, 2019	Other comprehensive (loss) income	Tax effect	Balance at December 31, 2020
Foreign currency	$(28,204)	$2,128		$(26,076)
Unrealized loss on intra-entity foreign currency transactions	(4,306)	3,130	(961)	(2,137)
Unrealized holding gains (losses) on marketable debt securities	(751)	751	—	—
Total	$(33,261)	$6,009	$(961)	$(28,213)

	Balance at December 31, 2018	Other comprehensive (loss) income	Tax effect	Balance at December 31, 2019
Foreign currency	$(26,436)	$(1,768)	$—	$(28,204)
Unrealized income (loss) on intra-entity foreign currency transactions	(3,906)	(579)	179	(4,306)
Unrealized holding gains (losses) on marketable debt securities	(41)	(710)	—	(751)
Total	$(30,383)	$(3,057)	$179	$(33,261)

	Balance at December 31, 2017	Other comprehensive (loss) income	Tax effect	Balance at December 31, 2018
Foreign currency	$(20,284)	$(6,152)	$—	$(26,436)
Unrealized (loss) income on intra-entity foreign currency transactions	(3,085)	(1,263)	442	(3,906)
Unrealized holding gains (losses) on marketable debt securities	(4)	(37)	—	(41)
Total	$(23,373)	$(7,452)	$442	$(30,383)

14. Capital Structure

As of December 31, 2020, the Company’s authorized capital stock was 110 million shares of stock with a par value of $0.0001, of which 100 million shares were designated as common stock and 10 million shares were designated as preferred stock. There were no significant changes to Company’s authorized capital stock and preferred stock during the year ended December 31, 2020.

On August 19, 2020, the Company filed a universal shelf registration statement with the SEC for the issuance of common stock, preferred stock, debt securities, guarantees of debt securities, warrants and units up to an aggregate amount of $250.0 million (“the 2020 Shelf Registration Statement”). On August 28, 2020, the 2020 Shelf Registration Statement was declared effective by the SEC.

Common Stock

Each holder of common stock is entitled to vote on all matters and is entitled to one vote for each share held. Dividends on common stock will be paid when, and if, declared by the Company’s Board of Directors. No dividends have ever been declared or paid by the Company.

Treasury Stock

On February 4, 2016, the Company announced that the Board of Directors approved a share repurchase program under which the Company may repurchase up to $100.0 million of its outstanding common stock for 12 to 18 months following the announcement. In 2016, the Company repurchased approximately 1.3 million shares of the Company’s common stock under this program for an aggregate repurchase price of $40.0 million. There were no share repurchases subsequent to 2016. In 2018, in connection with execution of the Share Purchase Agreement, the Company received approximately 6.0 million shares of Synchronoss common stock, which have been recorded as Treasury shares as of December 31, 2020. Additionally, in 2018 the Company retired 3.9 million shares of Common Stock that were previously repurchased in prior years. Any related additional paid in capital and par values were removed from the Common Stock numbers.

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

As of December 31, 2020, there were 250,432 shares of Series A Preferred Stock outstanding, including the initial issuance of 185,000 shares of Series A Preferred Stock and the issuance of 65,432 shares of Series A Preferred Stock as dividends.

In accordance with the terms of the PIPE Purchase Agreement with Silver on February 15, 2018, Silver exercised its option to complete the Preferred Transaction. In connection with the issuance of the Series A Preferred Stock, the Company (i) filed the certificate of designations to its certificate of incorporation to establish the rights, preferences, privileges, qualifications, restrictions and limitations of the Series A Preferred Stock (the “Series A Certificate”) and (ii) entered into the Investor Rights Agreement setting forth certain registration, governance and preemptive rights of Silver with respect to Synchronoss. Pursuant to the PIPE Purchase Agreement, at the closing, the Company paid to Siris $5.0 million as a reimbursement of Silver’s reasonable costs and expenses incurred in connection with the Preferred Transaction. In connection with execution of the Preferred Transaction, Silver delivered 5,994,667 shares of Synchronoss common stock, which have been recorded as Treasury shares as of December 31, 2020.

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

On and after the fifth anniversary of February 15, 2018, holders of shares of Series A Preferred Stock have the right to cause the Company to redeem each share of Series A Preferred Stock for cash in an amount equal to the sum of the current liquidation preference and any accrued dividends. Each share of Series A Preferred Stock is also redeemable at the option of the holder upon the occurrence of a “Fundamental Change” (as that term is defined in the Series A Certificate) at a specified premium (“Liquidation Value”). In addition, the Company is also permitted to redeem all outstanding shares of the Series A Preferred Stock at any time (i) within the first 30 months of the date of issuance for the sum of the then-applicable Liquidation Preference, accrued but unpaid dividends and a make whole amount (known as “Redemption Value”) and (ii) following the 30-month anniversary of the date of issuance for the sum of the then-applicable Liquidation Preference and the accrued but unpaid dividends. As of December 31, 2020, the Liquidation Value and Redemption Value of the Preferred Shares was $243.1 million.

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

A summary of the Company’s Series A Convertible Participating Perpetual Preferred Stock balance at December 31, 2020 and changes during the year ended December 31, 2020, are presented below:

	Preferred Stock
	Shares	Amount
Balance at December 31, 2019	217	$200,865
Amortization of preferred stock issuance costs	—	3,530
Issuance of preferred PIK dividend	33	33,246
Balance at December 31, 2020	250	$237,641

The Company and Siris Capital Group, LLC (“Siris”) entered into an Advisory Services Agreement dated as of May 18, 2020 under which Siris may provide consulting and advisory services to the Company on operational, business, financial and strategic matters. Under the agreement, the Company agreed to pay Siris a fee of $110,000 per month for calendar year 2021, which fee increases by $10,000 a month in each successive calendar year during the term of the agreement. No payment of the fee is required until February 1, 2022 and the Company does not currently intend to pay any portion of the fee until this date. On February 1 of each calendar year commencing on February 1, 2022, the Company shall pay Siris 20% of the aggregate

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

annual amount of the fees with respect to the prior calendar year that were not previously paid. In addition, no later than 30 days following the date on which Silver and its affiliates, including Siris, collectively hold no shares of Series A Preferred Stock, the Company shall pay all fees with respect to the period from January 1, 2021 through the termination date of the agreement not previously paid. The Company shall also reimburse Siris for any pre-approved out-of-pocket expenses in connection with providing services under the agreement.

Registration Rights

There were no significant changes to the Company’s registration rights during the year ended December 31, 2020.

15. Stock Plans

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

There were no significant changes to the Company’s Stock Plans during the year ended December 31, 2020. As of December 31, 2020, there were 1.5 million shares available for the grant or award under the Company’s 2015 Plan and 0.4 million shares available for the grant or award under the Company’s 2017 New Hire equity incentive Plan.

The Company’s performance cash awards granted to executives under the Long Term Incentive (“LTI”) Plans have been accounted for as liability awards, due to the Company’s intent and the ability to settle such awards in cash upon vesting and has reflected such awards in accrued expenses. As of December 31, 2020, the liability for such awards is approximately $0.5 million.

Stock-Based Compensation

The following table summarizes stock-based compensation expense related to all of the Company’s stock awards included by operating expense categories, as follows:

	Twelve Months Ended December 31,
	2020	2019	2018
Cost of revenues	$2,409	$2,929	$4,370
Research and development	4,380	4,227	6,055
Selling, general and administrative	4,348	15,094	17,179
Total stock-based compensation expense	$11,137	$22,250	$27,604

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

The following table summarizes stock-based compensation expense related to all of the Company’s stock awards included by award types, as follows:

	Twelve Months Ended December 31,
	2020	2019	2018
Stock options	$1,308	$7,348	$7,368
Restricted stock awards	9,743	14,775	20,216
Performance Based Cash Units	86	127	20
Total stock-based compensation before taxes	11,137	22,250	27,604
Tax benefit	$1,815	$3,455	$5,387

The total stock-based compensation cost related to unvested equity awards as of December 31, 2020 was approximately $12.8 million. The expense is expected to be recognized over a weighted-average period of approximately 0.8 years.

The total stock-based compensation cost related to unvested performance-based cash units as of December 31, 2020 was approximately $0.3 million. The expense is expected to be recognized over a weighted-average period of approximately 1.6 years.

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

There were no significant changes to the Company’s Stock Option Plans during the year ended December 31, 2020.

The Company uses the Black-Scholes option pricing model for determining the estimated fair value for stock options. The weighted-average assumptions used in the Black-Scholes option pricing model are as follows:

	Twelve Months Ended December 31,
	2020	2019	2018
Expected stock price volatility	74.5%	69.6%	65.5%
Risk-free interest rate	1.0%	1.9%	2.6%
Expected life of options (in years)	4.47	4.34	4.13
Expected dividend yield	0.0%	0.0%	0.0%
Weighted-average fair value (PSV) of the options	$2.79	$3.82	$4.91

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

The following table summarizes information about stock options outstanding as of December 31, 2020:

Options	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2019	4,922	$14.54
Options Granted	2,315	4.84
Options Exercised	—	—
Options Cancelled	(2,814)	14.32
Outstanding at December 31, 2020	4,423	$9.60	4.57	$788,413.19
Vested at December 31, 2020	1,809	$15.38	2.59	$—
Exercisable at December 31, 2020	1,809	$15.38	2.59	$1,547.85

The total intrinsic value of stock options exercised during the year ended December 31, 2020 and 2019 was nil and $20.5 thousand, respectively. The total intrinsic value of stock options exercisable as of December 31, 2020 and 2019 was $1.5 thousand and $1.2 thousand, respectively.

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

There were no significant changes to the Company’s restricted stock award (“Restricted Stock”) and performance stock plan during the year ended December 31, 2020.

A summary of the Company’s unvested restricted stock at December 31, 2020, and changes during the year ended December 31, 2020, is presented below:

Unvested Restricted Stock	Number of Awards	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2019	3,375	$8.68
Granted	301	4.90
Vested	(1,341)	9.11
Forfeited	(825)	7.79
Unvested at December 31, 2020	1,510	$7.05

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

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Performance Based Cash Units

Performance based cash units (PBCU) generally vest at the end of a three-year period based on service and achievement of certain performance objectives determined by the Company’s Board of Directors. The PBCU can be settled in cash or in equity as determined by the Compensation Committee.

A summary of the Company’s unvested performance-based cash units at December 31, 2020 and changes during the year ended December 31, 2020, is presented below:

Unvested Cash Units	Number of Awards	Period end Fair Value
Unvested at December 31, 2019	1,046	$4.75
Granted	1,391	—
Vested	—	—
Forfeited	(1,530)	—
Unvested at December 31, 2020	907	$4.70

Performance based cash units are measured at the closing stock price at the reporting period end date and are recognized straight line over the requisite service period. The expense for the period will increase or decrease based on updated fair values of these awards as well as the percentage achievement of the performance metrics at each reporting date.

16. 401(k) Plan

The Company has a 401(k) plan (the “401(k) Plan”) covering all eligible employees. The 401(k) Plan allows for a discretionary employer match. The Company incurred and expensed $2.9 million, $2.6 million, and $2.2 million for the years ended December 31, 2020, 2019 and 2018, respectively, in 401(k) Plan match contributions.

17. Restructuring

The Company continues to identify workforce optimization opportunities to better align the Company’s resources with its key strategic priorities.

A summary of the Company’s restructuring accrual at December 31, 2020 and changes during the year ended December 31, 2020, are presented below:

	Balance at December 31, 2019	Charges	Payments	Other Adjustments[1]	Balance at December 31, 2020
Employment termination costs	$90	$7,920	$(6,501)	$71	$1,580
________________________________
(1)Includes non-cash adjustments and reclassifications.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

18. Income Taxes

The components of income or (loss) from continuing operations before income taxes are as follows:

	Year Ended December 31,
	2020	2019	2018
Domestic	$(43,457)	$(104,445)	$(216,589)
Foreign	5,991	3,152	(46,585)
Total	$(37,466)	$(101,293)	$(263,174)
The components of income tax (expense) benefit from continuing operations are as follows:

	Year Ended December 31,
	2020	2019	2018
Current:
Federal	$30,365	$(208)	$3,163
State	56	46	116
Foreign	(3,643)	(2,048)	(2,612)
Deferred:
Federal	262	(28)	6,729
State	(229)	(17)	2,214
Foreign	297	81	8,284
Income tax benefit (provision)	$27,108	$(2,174)	$17,894
The Company recognized approximately $27.1 million in related income tax benefit and $2.2 million in related income tax provision during the year ended December 31, 2020 and 2019, respectively. The effective tax rate was approximately 72.4% for the year ended December 31, 2020, which was higher than the U.S. federal statutory rate primarily due to the benefit of the CARES Act provision allowing for a 5 year carryback of Net Operating Losses arising in 2018, 2019 and 2020. The Company’s effective tax rate was approximately (2.1)% for the year ended December 31, 2019, which was lower than the U.S. federal statutory rate primarily due to pre-tax losses in jurisdictions where full valuation allowances have been recorded and in zero tax rate jurisdictions and permanent differences associated with U.S. Base Erosion and Anti Abuse Tax elections, offset by certain foreign jurisdictions projecting current income tax expense.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Reconciliations of the statutory tax rates and the effective tax rates from continuing operations for the years ended December 31, 2020, 2019 and 2018 are as follows:

	Year Ended December 31,
	2020	2019	2018
Statutory rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	(0.5)%	(0.8)%	3.0%
Effect of rates different than statutory	(2.1)%	(4.3)%	(2.0)%
Minority interest	0.2%	0.2%	(1.0)%
Non-deductible Bad Debt	(2.9)%	—%	—%
Stock based compensation	(6.1)%	(2.5)%	(2.0)%
Foreign Basis Differences	9.8%	—%	—%
Other permanent differences	(0.9)%	(0.3)%	—%
Research and development credit	6.5%	0.5%	—%
Change in valuation allowance	(3.2)%	6.7%	(17.0)%
Uncertain tax positions	(0.7)%	0.6%	1.0%
Other	1.1%	(1.2)%	1.0%
Acquisitions and foreign tax residency changes	—%	—%	3.0%
Investment in JV	—%	(1.7)%	—%
Global Intangible Low-Taxed Income	3.9%	(3.3)%	—%
Base Erosion Anti-Abuse Tax and Related Elections	0.9%	(17.0)%	—%
NOL Carryback and Other Refund Claims	45.4%	—%	—%
Effective tax rate	72.4%	(2.1)%	7.0%

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	As of December 31,
	2020	2019
Deferred tax assets:
Accrued liabilities	$1,660	$78
Deferred revenue	5,410	12,943
Bad debts reserve	2,248	9,291
Deferred compensation	6,816	5,262
Federal net operating loss carryforwards	8,876	7,969
State net operating loss carryforwards	7,415	4,236
Foreign net operating loss carryforwards	10,036	9,401
Lease obligations	10,142	13,791
Capital loss carryforward	10,365	1,563
Intangible assets	6,153	2,716
Basis difference	6,256	8,041
Installment sale	—	8,726
Credits	9,720	—
Fixed assets	1,249	—
Other	26	3,208
Total deferred tax assets	$86,372	$87,225

Deferred tax liabilities:
Basis difference	$(1,555)	$—
Depreciation and amortization	(5,171)	(5,965)
Lease Assets	(6,121)	(9,593)
Other	(439)	—
Total deferred tax liabilities	(13,286)	(15,558)
Less: valuation allowance	(74,961)	(73,346)
Net deferred income tax (liabilities) assets	$(1,875)	$(1,679)
As of December 31, 2020, the Company has federal and state income tax net operating loss (“NOL”) carryforwards of $42.3 million and $116.3 million, respectively, including NOL carryforwards which will expire at various dates from 2023 through 2039, and NOL carryforwards which do not expire. The Company also has foreign NOL carryforwards in various jurisdictions of $112.3 million that have various carryforward periods. Such NOL carryforwards expire as follows:

NOL carryforward
2021	$2,040
2022	$2,222
2023 - 2038	159,194
Indefinite	107,474
Total	$270,930
In evaluating the Company’s ability to recover its deferred tax assets within the jurisdiction from which they arise, the Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies, and results of recent operations. In projecting future taxable income, the Company begins with historical results and incorporates assumptions including the amount of future state, federal and foreign pretax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax-

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates the Company is using to manage the underlying businesses.

The foreign NOL carryforwards in the income tax returns filed included unrecognized tax benefits taken in prior years. The NOLs for which a deferred tax asset is recognized for financial statement purposes in accordance with ASC 740 are presented net of these unrecognized tax benefits.

The Company continues to evaluate the ability to realize all of its net deferred tax assets at each reporting date and records a benefit for deferred tax assets to the extent it has deferred tax liabilities that provide a source of income to benefit the deferred tax asset. As a result of this analysis, the Company recorded a valuation allowance against the net deferred tax assets of certain foreign jurisdictions as the realization of these assets is not more likely than not, given uncertainty of future earnings in these jurisdictions. The valuation allowance increased by $1.6 million and decreased by $7.7 million during the years ended December 31, 2020 and December 31, 2019, respectively. The increase in tax year ended December 31, 2020 is primarily related to NOL and tax credits generated during the period and a decrease in deferred tax liabilities, partially offset by decreases in other deferred tax assets due to current year activity. The decrease in tax year ended December 31, 2019 is primarily related to utilization of NOL carryforwards.

The Company is subject to taxation in the United States and various states and foreign jurisdictions. As of December 31, 2020, the Company’s tax years for 2017 through 2020 are subject to examination by the tax authorities. With few exceptions, as of December 31, 2020, the Company is no longer subject to U.S. federal, state, local, or foreign examinations by tax authorities for years before 2016. Due to the amended returns filed to carryback NOLs under the CARES Act, U.S. federal tax returns for years 2013 – 2016 remain subject to future examination by the tax authorities. Additionally, to the extent we utilize our NOL carryforwards in the future, the tax years in which the attribute was generated may still be adjusted upon examination by the tax authorities in the future period when the attribute is utilized.

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

In March 2020, in response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law. The CARES Act provides numerous tax provisions and other stimulus measures, including temporary changes regarding the prior and future utilization of net operating losses. The CARES Act amends the Net Operating Loss provisions of the Tax Cuts and Jobs Act, allowing for the carryback of losses arising in tax years 2018, 2019 and 2020, to each of the five taxable years preceding the taxable year of loss.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

A reconciliation of the amounts of unrecognized tax benefits excluding interest, are as follows:

Unrecognized tax benefit at December 31, 2017	$6,475
Decrease for tax positions taken during prior year	(567)
Increases related to acquired entities	—
Reduction due to lapse of applicable statute of limitations	(2,657)
Decreases related to divested entities	—
Increases for tax positions of current period	721
Unrecognized tax benefit at December 31, 2018	3,972
Increase for tax positions taken during prior year	—
Increases related to acquired entities	—
Increases and (decreases) related to Lapse of Statute of Limitations	(703)
Decreases related to divested entities	—
Increases for tax positions of current period	—
Unrecognized tax benefit at December 31, 2019	3,269
Increase for tax positions taken during prior year	—
Increases related to acquired entities	—
Increases and (decreases) related to Lapse of Statute of Limitations	(262)
Decreases related to divested entities	—
Increases (decreases) for tax positions of current period	276
Unrecognized tax benefit at December 31, 2020	$3,283
Included in the balance of unrecognized tax benefits as of the years ended December 31, 2020 and 2019, are $2.7 million and $2.8 million, respectively, of tax benefits that, if recognized, would affect the effective tax rate.

The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in interest expense. The liability for unrecognized tax benefits excludes accrued interest of $0.3 million, $0.3 million and $0.4 million, for the years ended December 31, 2020, 2019 and 2018, respectively. The Company believes that it is reasonably possible that approximately $1.1 million of its currently unrecognized tax benefits primarily related to research and development credits, which are individually insignificant, may be recognized by the end of 2021 as a result of a lapse of the statute of limitations.

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

	Twelve Months Ended December 31,
	2020	2019	2018
Numerator - Basic:
Net loss from continuing operations	$(10,358)	$(103,467)	$(245,280)
Net income (loss) attributable to redeemable noncontrolling interests	(344)	(1,126)	8,837
Preferred stock dividend	(37,981)	(32,134)	(25,593)
Net loss from continuing operations attributable to Synchronoss	(48,683)	(136,727)	(262,036)

Income from discontinued operations, net of taxes**	—	—	18,288
Net loss attributable to Synchronoss	$(48,683)	$(136,727)	$(243,748)

Numerator - Diluted:
Net loss from continuing operations attributable to Synchronoss	$(48,683)	$(136,727)	$(262,036)
Income effect for interest on convertible debt, net of tax	—	—	—
Net loss from continuing operations adjusted for the convertible debt	(48,683)	(136,727)	(262,036)

Income from discontinued operations, net of taxes**	—	—	18,288
Net loss attributable to Synchronoss	$(48,683)	$(136,727)	$(243,748)

Denominator:
Weighted average common shares outstanding — basic	41,950	40,694	40,277
Dilutive effect of:
Shares from assumed conversion of convertible debt [1]	—	—	—
Shares from assumed conversion of preferred stock [2]	—	—	—
Options and unvested restricted shares	—	—	—
Weighted average common shares outstanding — diluted	41,950	40,694	40,277

Basic EPS
Net loss from Continuing operations	$(1.16)	$(3.36)	$(6.51)
Net income from Discontinued operations**	$—	$—	$0.46
	$(1.16)	$(3.36)	$(6.05)
Diluted EPS
Net loss from Continuing operations	$(1.16)	$(3.36)	$(6.51)
Net income from Discontinued operations**	$—	$—	$0.46
	$(1.16)	$(3.36)	$(6.05)

Anti-dilutive stock options excluded	—	—	—
Unvested shares of restricted stock awards	1,510	3,375	2,700
________________________________
(1)    The calculation does not include the effect of assumed conversion of convertible debt of 0, 1,288,292 and 3,972,939 shares for the year ended December 31, 2020, 2019 and 2018, respectively; which is based on 18.8072 shares per $1,000 principal amount of the Senior Convertible Notes.
(2)    The calculation does not include the effect of assumed conversion of preferred stock of 13,202,267, 11,383,105 and 9,312,528 shares for the year ended December 31, 2020, 2019 and 2018 respectively; which is based on 55.5556 shares per $1,000 principal amount of the preferred stock, because the effect would have been anti–dilutive.
**    See Note 4. Acquisitions and Divestitures for transactions classified as discontinued operations

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

20. Commitments

Non-cancelable agreements

The Company leases office space, automobiles, office equipment and co-location services under non-cancelable agreements that expire at various dates, with the latest expiration in 2028.

Aggregate annual future minimum payments under non-cancelable agreements as of December 31, 2020 are as follows:

Year	Non-cancelable agreements
2021	$11,632
2022	11,942
2023	12,654
2024 and thereafter	21,994
Total	$58,222

21. Legal Matters

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

On May 1, 2017, May 2, 2017, June 8, 2017 and June 14, 2017, four putative class actions were filed against the Company and certain of its current and former officers and directors in the United States District Court for the District of New Jersey (the “Securities Law Action”). After these cases were consolidated, the court appointed as lead plaintiff Employees’ Retirement System of the State of Hawaii, which filed, on November 20, 2017, a consolidated complaint purportedly on behalf of purchasers of the Company’s common stock between February 3, 2016 and June 13, 2017. On February 2, 2018, the defendants moved to dismiss the consolidated complaint in its entirety, with prejudice. Before that motion was decided, on August 24, 2018, lead plaintiff filed a consolidated amended complaint purportedly on behalf of purchasers of the Company’s common stock between October 28, 2014 and June 13, 2017. On June 28, 2019, the Court granted defendants’ motion to dismiss the consolidated amended complaint in its entirety, without prejudice, allowing lead plaintiff to leave to amend its complaint. On August 14, 2019, lead plaintiff filed a second amended complaint. The second amended complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and it alleges, among other things, that the defendants made false and misleading statements of material information concerning the Company’s financial results, business operations, and prospects. The plaintiff seeks unspecified damages, fees, interest, and costs. On October 4, 2019, the defendants moved to dismiss the second amended complaint in its entirety. On May 29, 2020, the court granted in part and denied in part defendants’ motion to dismiss the second amended complaint, without prejudice. Plaintiff filed its motion for class certification on October 30, 2020, which motion remains pending. The Company believes that the asserted claims lack merit and intends to defend against all of the claims vigorously. Due to the inherent uncertainties of litigation, the Company cannot predict the outcome of the action at this time and can give no assurance that the asserted claims will not have a material adverse effect on its financial position or results of operations.

On September 15, 2017, October 24, 2017, October 27, 2017 and October 30, 2017, Company shareholders filed derivative lawsuits against certain of the Company’s current and former officers and directors and the Company (as nominal defendant) in the United States District Court for the District of New Jersey (the “Derivative Suits”). On May 24, 2018, the Court

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

consolidated the Derivative Suits and appointed Lisa LeBoeuf as lead plaintiff. The lead plaintiff designated as the Operative Complaint the complaint she previously had filed on October 27, 2017. On March 11, 2019, the defendants filed a motion to dismiss the Operative Complaint, which the Court granted in substantial part on November 26, 2019. On December 10, 2019, the defendants filed a motion for reconsideration respecting the only claim to survive the motion to dismiss. On June 12, 2020, the Court granted the defendants’ motion for reconsideration and dismissed the remaining claim without prejudice, allowing lead plaintiff leave to amend her complaint. On July 13, 2020, lead plaintiff filed an amended complaint. The amended complaint alleges claims related to breaches of fiduciary duties and unjust enrichment. The amended complaint’s allegations relate to substantially the same facts as those underlying the Securities Law Action described above. Plaintiff seeks unspecified damages and for the Company to take steps to improve its corporate governance and internal procedures. On September 11, 2020, the defendants filed a motion to dismiss the amended complaint, which remains pending before the Court. The Company believes that the asserted claims lack merit and intends to defend against all of the claims vigorously. Due to the inherent uncertainties of litigation, the Company cannot predict the outcome of the action at this time and can give no assurance that the asserted claims will not have a material adverse effect on our financial position or results of operations.

On March 7, 2019, Synchronoss shareholders, Beth Daniel and Juan Solis, filed a separate derivative lawsuit against certain of the Company’s current and former officers and directors and the Company (as nominal defendant) in the Court of Chancery of the State of Delaware, asserting substantially the same allegations as those underlying the Derivative Suits and the Securities Law Action described above. Plaintiffs seek unspecified damages and for the Company to take steps to improve its corporate governance and internal procedures. On May 20, 2019, the parties stipulated to a stay of the action pending a ruling on the pending motion to dismiss in the Derivative Suits. The Company believes that the asserted claims lack merit and intends to defend against all of the claims vigorously. Due to the inherent uncertainties of litigation, the Company cannot predict the outcome of the action at this time and can give no assurance that the asserted claims will not have a material adverse effect on our financial position or results of operations.

On June 11, 2020 and June 12, 2020, Company shareholders filed derivative lawsuits against certain of the Company’s current and former officers and directors and the Company (as nominal defendant) in the United States District Court for the District of New Jersey (the “Demand Refused Derivative Complaints”). The Demand Refused Derivative Complaints allege claims related to breaches of fiduciary duty, unjust enrichment, and alleged violations of securities laws. The complaints’ allegations relate substantially to the same facts as those underlying the Securities Law Action described above. The Demand Refused Derivative Complaints further allege that each plaintiff made a demand upon the Company’s Board of Directors to investigate the alleged misconduct and that such demand was wrongfully refused. Plaintiffs seek unspecified damages and for the Company to take steps to improve its corporate governance and internal procedures. On October 20, 2020, the Court consolidated the actions and appointed co-lead plaintiffs. On December 4, 2020, co-lead plaintiffs filed a consolidated amended complaint. On February 3, 2021, the defendants filed motions to dismiss the amended complaint, which remain pending before the Court. Due to the inherent uncertainties of litigation, the Company cannot predict the outcome of the action at this time and can give no assurance that the asserted claims will not have a material adverse effect on its financial position or results of operations.

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

22. Subsequent Events

Subsequent to December 31, 2020, the Company paid in-kind the accrued Preferred Dividends of $9.1 million.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

23. Additional Financial Information

Other Income (expense), net

The following table sets forth the components of Other Income (expense), net included in the Consolidated Statements of Operations:

	Twelve Months Ended December 31,
	2020	2019	2018
FX gains (losses) (1)	$4,234	$31	$(478)
PIK Note impairment (2)	—	—	(84,314)
Litigation settlement (3)	—	—	4,495
Remeasurement gain (loss) on financial instrument (4)	—	—	3,849
Income from Tax credit (5), Investment (6) and Government refunds (7)	1,597	1,039	519
Income from sale of intangible assets (8)	3,477	5,518	—
Others (9)	227	801	1,012
	$9,535	$7,389	$(74,917)
________________________________
(1)Fair value of foreign exchange gains and losses
(2)PIK Note impairment on the troubled debt restructuring
(3)Represents Legal settlement of $4.2 million and $0.3 million IP settlement from third parties
(4)Remeasurement of gain/loss on Mandatorily Redeemable Put option for common shares held by Siris.
(5)Represents VOX Acquisition R&D Tax Credit.
(6)Represents gain on sale on the Company’s cost investment in Clarity, Money Inc.
(7)Represents government and tax refunds
(8)Represents gain on sale on the Company’s IP addresses
(9)Represents an aggregate of individually immaterial transactions

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

24. Summary of Quarterly Results of Operations (Unaudited)

Quarterly results of operations for 2020 and 2019 are as follows:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
2020	(In thousands, except per share data)
Net revenues	$77,122	$76,535	$68,636	$69,377

Loss from continuing operations	(17,287)	(11,458)	(16,998)	(2,380)
Net (loss) income	(3,350)	(694)	(5,622)	(692)
Net (loss) income attributable to Synchronoss	(12,276)	(10,148)	(15,367)	(10,892)
EPS
Basic:
Net loss from Continuing operations (1)	$(0.30)	$(0.24)	$(0.36)	$(0.26)
Diluted:
Net loss from Continuing operations (1)	$(0.30)	$(0.24)	$(0.36)	$(0.26)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
2019	(In thousands, except per share data)
Net revenues	$88,105	$77,846	$52,210	$90,588

Loss from continuing operations	(20,339)	(18,288)	(50,972)	(18,189)
Net (loss) income	(19,737)	(16,577)	(61,213)	(5,940)
Net (loss) income attributable to Synchronoss	(27,587)	(25,030)	(69,432)	(14,678)
EPS
Basic:
Net loss from Continuing operations (1)	$(0.68)	$(0.61)	$(1.70)	$(0.36)
Diluted:
Net loss from Continuing operations (1)	$(0.68)	$(0.61)	$(1.70)	$(0.36)
________________________________
(1)Per common share amounts for the quarters and full year have been calculated separately. Accordingly, quarterly amounts do not add to the annual amount because of differences in the number of weighted-average common shares outstanding during each period which results principally from the effect of issuing shares of the Company’s common stock and options throughout the year.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, to allow timely decisions regarding required disclosure. Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2020. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2020.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2020 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with GAAP.

Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, audited the effectiveness of our internal control over financial reporting as of December 31, 2020. Ernst & Young LLP has issued their report which is included elsewhere herein.

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

With the exception of the ERP implementation described above, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our controls performed during the year ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Synchronoss Technologies, Inc.:

Opinion on Internal Control over Financial Reporting

We have audited Synchronoss Technologies, Inc.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Synchronoss Technologies, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statements listed in the Index at Item 15(a)(2) and our report dated March 15, 2021 expressed an unqualified opinion thereon.

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
March 15, 2021

ITEM 9B.  OTHER INFORMATION
None.

PART III
ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

a.Identification of Directors. Information concerning the directors of Synchronoss is set forth under the heading “Election of Directors” in the Synchronoss Proxy Statement for the 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

b.Audit Committee Financial Expert. Information concerning Synchronoss’ audit committee financial expert is set forth under the heading “Audit Committee” in the Synchronoss Proxy Statement for the 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

c.Identification of the Audit Committee. Information concerning the audit committee of Synchronoss is set forth under the heading “Audit Committee” in the Synchronoss Proxy Statement for the 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

d.Delinquent Section 16(a) Reports. Information concerning non-compliance, if any, with beneficial ownership reporting requirements is set forth under the caption “Delinquent Section 16(a) Reports” in the Synchronoss Proxy Statement for the 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

e.Information about our Executive Officers. Information concerning the executive officers of Synchronoss is set forth under the heading “Information about our Executive Officers” in the Synchronoss Proxy Statement for the 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

Code of Ethics. Information concerning the Synchronoss Code of Business Conduct is set forth under the caption “Code of Business Conduct” in the Synchronoss Proxy Statement for the 2021 Annual Meeting of Stockholders and is incorporated herein by reference. The Company intends to disclose on its website any amendments to, or waivers from, its Code of Business Conduct that are required to be disclosed pursuant to the rules of the SEC. Information contained on, or connected to, our website is not incorporated by reference into this annual report and should not be considered part of this report or any other filing that we make with the SEC.

ITEM 11.  EXECUTIVE COMPENSATION

Information concerning executive compensation is set forth under the headings “Compensation of Executive Officers” and “Securities Authorized for Issuance Under Equity Compensation Plans” in the Synchronoss Proxy Statement for the 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information concerning certain relationships and related transactions is set forth under the heading “Certain Related Party Transactions” in the Synchronoss Proxy Statement for the 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Information concerning fees and services of the Company’s principal accountants is set forth under the heading “Report of the Audit Committee” and “Independent Registered Public Accounting Firm’s Fees” in the Synchronoss Proxy Statement for the 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV
ITEM 15.  EXHIBITS

(a)(1) Financial Statements:
(a)(2) Schedule for the years ended December 31, 2020, 2019, 2018:

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

4.6	Form of Common Stock Certificate, incorporated by reference to Registrant’s Registration Statement on Form S-1 (Commission File No. 333-132080)
4.7	Form of Indenture for Convertible Senior Notes, incorporated by reference to Registrant’s Registration Statement on Form S-3 (Commission File No. 333-197871)

Exhibit No.	Description
4.8
Investor Rights Agreement by and between Synchronoss Technologies, Inc. and Silver Private Holdings I, LLC dated as of February 15, 2018, incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on February 20, 2018.

4.9	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934, incorporated by reference to Registrant’s Annual Report on Form 10‑K for the year ended December 31, 2019
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

10.16†
Employment Agreement dated as of April 27, 2017 between the Registrant and Stephen G. Waldis, incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.

10.17†	Tier One Executive Employment Plan effective March 24, 2017, incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.
10.18†
Executive Employment Letter dated as of August 9, 2018 between the Registrant and David Clark, incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 filed on November 9, 2018.

10.19	2017 New Hire Equity Incentive Plan, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 21, 2017.
10.20
Application Service Provider Agreement retroactively effective as of April 1, 2013 by and between the Registrant and Verizon Sourcing LLC, incorporated by reference to Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 filed on August 9, 2018.

10.21
Change Request No 8 effective January 1, 2018 to SOW No. 1 Application Service Provider Agreement effective as of April 1, 2013 by and between the Registrant and Verizon Sourcing LLC, incorporated by reference to Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 filed on August 9, 2018.

Exhibit No.	Description
10.22
Credit Agreement dated as of October 4, 2019 among Synchronoss Technologies, Inc. as the Borrower, the Lenders Party hereto, and Citizens Bank, N.A., as Administrative Agent Citizens Bank, N.A as Sole Lead Arranger and Sole Bookrunner, incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019.

10.23‡
Change Request No 12 effective August 7, 2020 to SOW No.1 Application Service Provider Agreement effective as of April 1, 2013 by and between the Registrant and Verizon Sourcing LLC., incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 filed on November 9, 2020.

10.24
Synchronoss Technologies, Inc. 2015 Equity Incentive Plan, as amended and restated as of April 4, 2019, incorporated by reference to Registrant’s Registration Statement on Form S‑8 (Commission File No. 333-237276) filed March 19, 2020.

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

(b)Exhibits.

See (a)(3) above.

(c)Financial Statement Schedule.

ITEM 16.  FORM 10-K SUMMARY

None.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

    December 31, 2020, 2019, 2018

	Beginning Balance	Additions	Reductions	Ending Balance
	(In thousands)
Allowance for credit losses
2020	$1,864	$897	$(2,218)	$543
2019	$4,599	$6,045	$(8,780)	$1,864
2018	$3,107	$13,982	$(12,490)	$4,599

	Beginning Balance	Additions	Reductions	Ending Balance
	(In thousands)
Valuation allowance for deferred tax assets:
2020	$73,346	$7,402	$(5,787)	$74,961
2019	$81,064	$3,843	$(11,561)	$73,346
2018	$32,523	$49,610	$(1,069)	$81,064

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNCHRONOSS TECHNOLOGIES, INC.
(Registrant)

/s/ Jeff Miller
Jeff Miller
Chief Executive Officer
(Principal Executive Officer)
March 15, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeff Miller	Chief Executive Officer	March 15, 2021
Jeff Miller	(Principal Executive Officer)

/s/ David Clark	Chief Financial Officer	March 15, 2021
David Clark	(Principal Financial Officer) (Principal Accounting Officer)

/s/ Stephen Waldis	Director	March 15, 2021
Stephen Waldis	Executive Chairman

/s/ Laurie L. Harris	Director	March 15, 2021
Laurie L. Harris

/s/ Kristin S. Rinne	Director	March 15, 2021
Kristin S. Rinne

/s/ Mohan Gyani	Director	March 15, 2021
Mohan Gyani

/s/ Robert Aqualina	Director	March 15, 2021
Robert Aqualina

/s/ Frank Baker	Director	March 15, 2021
Frank Baker

/s/ Peter Berger	Director	March 15, 2021
Peter Berger

/s/ William J. Cadogan	Director	March 15, 2021
William J. Cadogan

/s/ Thomas J. Hopkins	Director	March 15, 2021
Thomas J. Hopkins