Form 10-Q
period 2021-03-31
SYNCHRONOSS TECHNOLOGIES INC
filed 2021-05-10
CIK 1131554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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
As of May 06, 2021, there were 44,150,959 shares of common stock issued and outstanding.

SYNCHRONOSS TECHNOLOGIES, INC.
FORM 10-Q INDEX

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

SYNCHRONOSS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (In thousands)

	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash, restricted cash and cash equivalents	$29,818	$33,671
Accounts receivable, net	46,236	47,849
Prepaid & Other Current Assets	40,861	39,847
Total Current assets	116,915	121,367
Non-Current Assets:
Property and equipment, net	10,799	11,732
Operating lease right-of-use assets	31,960	34,538
Goodwill	228,537	232,771
Intangible assets, net	65,292	69,593
Loan Receivable	4,834	4,834
Other Assets, non-current	6,793	7,420
Total Non-Current Assets	348,215	360,888
Total assets	$465,130	$482,255
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,907	$12,749
Accrued expenses	67,685	69,326
Deferred revenues, current	32,358	33,045
Debt, current	10,000	10,000
Total Current liabilities	126,950	125,120

Deferred tax liabilities	1,295	1,875
Deferred revenues, non-current	7,495	12,569
Leases, non-current	42,088	44,273
Other non-current liabilities	4,897	4,995
Redeemable noncontrolling interest	12,500	12,500
Commitments and contingencies
Series A Convertible Participating Perpetual Preferred Stock, $0.0001 par value; 10,000 shares authorized, 260 and 250 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	247,842	237,641
Stockholders’ equity:
Common stock, $0.0001 par value; 100,000 shares authorized, 51,331 and 51,177 shares issued; 44,169 and 44,015 outstanding at March 31, 2021 and December 31, 2020, respectively	5	5
Treasury stock, at cost (7,162 and 7,162 shares at March 31, 2021 and December 31, 2020, respectively)	(82,087)	(82,087)
Additional paid-in capital	491,295	499,348
Accumulated other comprehensive loss	(29,349)	(28,213)
Accumulated deficit	(357,801)	(345,771)
Total stockholders’ equity	22,063	43,282
Total liabilities and stockholders’ equity	$465,130	$482,255

See accompanying notes to condensed consolidated financial statements.

SYNCHRONOSS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2021	2020
Net revenues	$65,499	$77,122
Costs and expenses:
Cost of revenues*	28,637	35,471
Research and development	17,397	19,788
Selling, general and administrative	17,928	26,344
Restructuring charges	713	1,450
Depreciation and amortization	9,867	11,356
Total costs and expenses	74,542	94,409
Loss from continuing operations	(9,043)	(17,287)
Interest income	5	58
Interest expense	(95)	(245)
Other Income (expense)	(3,396)	1,692
Loss from continuing operations, before taxes	(12,529)	(15,782)
Benefit for income taxes	163	12,432
Net loss from continuing operations	(12,366)	(3,350)
Net income (loss) attributable to redeemable noncontrolling interests	336	(17)
Preferred stock dividend	(10,530)	(8,909)
Net loss attributable to Synchronoss	$(22,560)	$(12,276)

Earnings (loss) per share
Basic	$(0.53)	$(0.30)
Diluted	$(0.53)	$(0.30)
Weighted-average common shares outstanding:
Basic	42,737	41,483
Diluted	42,737	41,483
________________________________
*    Cost of revenues excludes depreciation and amortization which are shown separately.

See accompanying notes to condensed consolidated financial statements.

SYNCHRONOSS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited) (In thousands)

	Three Months Ended March 31,
	2021	2020
Net loss	$(12,366)	$(3,350)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(1,888)	(3,941)
Unrealized gain on available for sale securities	—	751
Net income (loss) on inter-company foreign currency transactions	752	(372)
Total other comprehensive loss	(1,136)	(3,562)
Comprehensive loss	(13,502)	(6,912)
Comprehensive loss attributable to redeemable noncontrolling interests	336	(17)
Comprehensive loss attributable to Synchronoss	$(13,166)	$(6,929)

See accompanying notes to condensed consolidated financial statements.

SYNCHRONOSS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited) (In thousands)

	Three Months Ended March 31, 2021
	Common Stock		Treasury Stock		Additional	Accumulated Other		Total
	Shares	Amount	Shares	Amount	Paid-In Capital	Comprehensive Income (Loss)	Accumulated deficit	Stockholders' Equity
Balance at December 31, 2020	51,177	$5	(7,162)	$(82,087)	$499,348	$(28,213)	$(345,771)	$43,282
Stock based compensation	—	—	—	—	2,813	—	—	2,813
Issuance of restricted stock	154	—	—	—	—	—	—	—
Preferred stock dividends accrued	—	—	—	—	(9,407)	—	—	(9,407)
Amortization of preferred stock issuance costs	—	—	—	—	(1,123)	—	—	(1,123)
Net loss attributable to Synchronoss	—	—	—	—	—	—	(12,366)	(12,366)
Non-controlling interest	—	—	—	—	(336)	—	336	—
Total other comprehensive income (loss)	—	—	—	—	—	(1,136)	—	(1,136)
Balance at March 31, 2021	51,331	$5	(7,162)	$(82,087)	$491,295	$(29,349)	$(357,801)	$22,063

	Three Months Ended March 31, 2020
	Common Stock		Treasury Stock		Additional	Accumulated Other		Total
	Shares	Amount	Shares	Amount	Paid-In Capital	Comprehensive Income (Loss)	Accumulated deficit	Stockholders' Equity
Balance at December 31, 2019	51,704	$5	(7,162)	$(82,087)	$525,739	$(33,261)	$(334,319)	$76,077
Stock based compensation	—	—	—	—	5,316	—	—	5,316
Issuance of restricted stock	55	—	—	—	—	—	—	—
Preferred stock dividends accrued	—	—	—	—	(8,158)	—	—	(8,158)
Amortization of preferred stock issuance costs	—	—	—	—	(750)	—	—	(750)
Shares withheld for taxes in connection with issuance of restricted stock	(1)	—	—	—	—	—	—	—
Net income attributable to Synchronoss	—	—	—	—	—	—	(3,350)	(3,350)
Non-controlling interest	—	—	—	—	17	—	(17)	—
Total other comprehensive income (loss)	—	—	—	—	—	(3,562)	—	(3,562)
Adoption of new credit loss accounting standard	—	—	—	—	—	—	(768)	(768)
Balance at March 31, 2020	51,758	$5	(7,162)	$(82,087)	$522,164	$(36,823)	$(338,454)	$64,805
See accompanying notes to condensed consolidated financial statements.

SYNCHRONOSS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Three Months Ended March 31,
	2021	2020
Operating activities:
Net loss continuing operations	$(12,366)	$(3,350)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,867	11,357
(Gain) loss on Disposals of fixed assets	(9)	—
(Gain) loss on Disposals of intangible assets	—	(1,843)
Deferred income taxes	(1,037)	(10)
Stock-based compensation	2,721	5,186
Operating lease impairment	555	—
Changes in operating assets and liabilities:
Accounts receivable, net	3,214	(6,961)
Prepaid expenses and other current assets	(445)	(6,240)
Accounts payable	3,752	7,515
Accrued expenses	(3,762)	1
Other assets	—	198
Deferred revenues	(6,648)	(20,454)
Other liabilities	6,419	(415)
Net cash provided by (used in) operating activities	2,261	(15,016)

Investing activities:
Purchases of fixed assets	(721)	(249)
Additions to capitalized software	(5,042)	(4,428)
Proceeds from the sale of intangibles	—	1,843
Maturity of marketable securities available for sale	—	11
Net cash used in investing activities	(5,763)	(2,823)

Financing activities:
Taxes paid on withholding shares	—	(4)
Borrowings on revolving line of credit	—	10,000
Net cash provided by financing activities	—	9,996

Effect of exchange rate changes on cash	(351)	(252)

Net decrease in cash and cash equivalents	(3,853)	(8,095)
Cash and cash equivalents, beginning of period	33,671	39,001
Cash and cash equivalents, end of period	$29,818	$30,906

Supplemental disclosures of non-cash investing and financing activities:
Paid in kind dividends on Series A Convertible Participating Perpetual Preferred Stock	$10,201	$8,623

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
The Synchronoss Digital Platform is a suite of technology, tools and solutions that includes digital experience creation and management, automated provisioning, artificial intelligence and financial analytics that service a broad array of TMT markets. The products equip customers with a toolkit of capabilities where they can design, deploy and manage end user customer journeys and workflows easily and quickly from one central platform that also integrates across front end customer engagement channels as well as enterprise business systems (e.g. CRM, POS) allowing non-citizen developers to configure rather than code experiences. The platform sits between customer-facing touch points and a customer’s existing back-office systems to orchestrate data, workflows and processes into digital customer journeys that interface with end user channels creating user experiences that can be centrally managed and coordinated with less resources than is typical in a traditional IT environment.
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
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

2. Basis of Presentation and Consolidation

Basis of Presentation and Consolidation

The accompanying interim unaudited condensed consolidated financial statements have been prepared by Synchronoss and in the opinion of management, include all adjustments necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods. They do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021.

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

For further information about the Company’s basis of presentation and consolidation or its significant accounting policies, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Risks and Uncertainties

There continue to be uncertainties regarding the current coronavirus ("COVID-19") pandemic, and the Company is closely monitoring the impact of the pandemic on all aspects of its business, including how it will impact its customers, employees, suppliers, vendors, business partners and distribution channels. While the pandemic did not materially affect the Company’s financial results and business operations for the three months ended March 31, 2021, the Company is unable to predict the impact that COVID-19 will have on its financial position and operating results due to numerous uncertainties. The Company will continue to assess the evolving impact of the COVID-19 pandemic and will make adjustments to its operations as necessary.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Recently Issued Accounting Standards

Recent accounting pronouncements adopted

Standard	Description	Effect on the financial statements
Update 2019-12 - Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes	The ASU removes the exception to the general principles in ASC 740, Income Taxes, associated with the incremental approach for intra-period tax allocation, accounting for basis differences when there are ownership changes in foreign investments and interim-period income tax accounting for year-to-date losses that exceed anticipated losses. In addition, the ASU improves the application of income tax related guidance and simplifies U.S. GAAP when accounting for franchise taxes that are partially based on income, transactions with government resulting in a step-up in tax basis goodwill, separate financial statements of legal entities not subject to tax, and enacted changes in tax laws in interim periods. Different transition approaches, retrospective, modified retrospective, or prospective, will apply to each income tax simplification provision.	The Company adopted the new standard as of January 1, 2021. The standard did not have a material impact on the Company’s consolidated financial position or results of operations upon adoption.
Date of adoption: January 1, 2021.

Standards issued not yet adopted

Standard	Description	Effect on the financial statements
Update 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity (ASU 2020-06)	The ASU simplifies the accounting for convertible instruments by reducing the number of accounting models available for convertible debt instruments. This guidance also eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments and requires the use of the if-converted method. This guidance will be effective for us in the first quarter of 2022 on a full or modified retrospective basis, with early adoption permitted. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.	The Company does not expect the adoption of this guidance to have a material impact on our consolidated financial statements.
Date of adoption: January 1, 2022.

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

	Three Months Ended March 31, 2021				Three Months Ended March 31, 2020
	Cloud	Digital	Messaging	Total	Cloud	Digital	Messaging	Total
Geography
Americas	$37,031	$11,240	$3,516	$51,787	$39,322	$10,937	$10,903	$61,162
APAC	—	1,128	6,700	7,828	—	558	9,175	9,733
EMEA	1,865	609	3,410	5,884	1,722	1,257	3,248	6,227
Total	$38,896	$12,977	$13,626	$65,499	$41,044	$12,752	$23,326	$77,122

Service Line
Professional Services	$3,925	$2,111	$2,611	$8,647	$4,161	$4,536	$5,230	$13,927
Transaction Services	1,975	2,268	1	4,244	1,307	1,074	—	2,381
Subscription Services	32,996	8,433	10,614	52,043	35,576	7,002	10,617	53,195
License	—	165	400	565	—	140	7,479	7,619
Total	$38,896	$12,977	$13,626	$65,499	$41,044	$12,752	$23,326	$77,122

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

A contract asset is a right to consideration that is conditional upon factors other than the passage of time. For example, the Company would record a contract asset if it records revenue on a professional services engagement but are not entitled to bill until the Company achieves specified milestones. Contract assets balance at March 31, 2021 is $6.6 million.

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

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Significant changes in the contract liabilities balance (current and non-current) during the period are as follows:

Contract Liabilities*
Balance - January 1, 2021	$45,614
Revenue recognized in the period	(66,055)
Amounts billed but not recognized as revenue	60,294
Balance - March 31, 2021	$39,853
________________________________
*    Comprised of Deferred Revenue

Transaction price allocated to the remaining performance obligations

Topic 606 requires that the Company disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of March 31, 2021. The Company has elected not to disclose transaction price allocated to remaining performance obligations for:

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

As of March 31, 2021, the aggregate amount of transaction price allocated to remaining performance obligations, other than those meeting the exclusion criteria above, was $264.2 million, of which approximately 73.8 percent is expected to be recognized as revenues within 2 years, and the remainder thereafter.

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
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

The following is a summary of assets, liabilities and redeemable noncontrolling interests and their related classifications under the fair value hierarchy:

	March 31, 2021
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents (1)	$29,818	$29,818	$—	$—
Total assets	$29,818	$29,818	$—	$—
Temporary equity
Redeemable noncontrolling interests (2)	$12,500	$—	$—	$12,500
Total temporary equity	$12,500	$—	$—	$12,500

	December 31, 2020
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents (1)	$33,671	$33,671	$—	$—
Total assets	$33,671	$33,671	$—	$—
Temporary Equity
Redeemable noncontrolling interests (2)	$12,500	$—	$—	$12,500
Total temporary equity	$12,500	$—	$—	$12,500
________________________________
(1)Cash equivalents primarily included money market funds.
(2)Put arrangements held by the noncontrolling interests in certain of the Company’s joint ventures.

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

The changes in fair value of the Company’s Level 3 redeemable noncontrolling interests during the three months ended March 31, 2021 were as follows:

Balance at December 31, 2020	$12,500
Fair value adjustment	336
Net loss attributable to redeemable noncontrolling interests	(336)
Balance at March 31, 2021	$12,500

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

The Company reflects finance leases as a component of Leases, non-current on the Condensed Consolidated Balance Sheet. The finance leases were not material for the period ended March 31, 2021.

The following table presents information about the Company's Right of Use (ROU) assets and lease liabilities at March 31, 2021 (in thousands):

ROU assets:
Non-current operating lease ROU assets	$31,960

Operating lease liabilities:
Current operating lease liabilities*	$9,342
Non-current operating lease liabilities	41,803
Total operating lease liabilities	$51,145
________________________________
*    Amounts are included in Accrued Expenses on the Condensed Consolidated Balance Sheet.

The following table presents information about lease expense and sublease income for the three months ended March 31, 2021 (in thousands):

Three Months Ended
March 31, 2021
Operating lease cost*	$2,600
Other lease costs and income:
Variable lease costs*(1)	775
Sublease income*	(945)
Total net lease cost	$2,430
________________________________
*    Amounts are included in Cost of revenues, Selling, general and administrative and/or Research and development based on the function that the underlying leased asset supports which are reflected in the Condensed Consolidated Statements of Operations.
(1)    As part of the Company’s continued cost savings initiatives, the Company closed certain office spaces and terminated various lease agreements. These actions resulted in a $0.6 million ROU asset impairment charge, which was determined by the present value of the forecasted future cash flows for the remaining lease term.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

The following table provides the undiscounted amount of future cash flows included in our lease liabilities at March 31, 2021 for each of the five years subsequent to December 31, 2020 and thereafter, as well as a reconciliation of such undiscounted cash flows to our lease liabilities at March 31, 2021 (in thousands):

Operating Leases
Remaining 2021	$9,552
2022	11,021
2023	8,595
2024	8,346
2025	8,223
Thereafter	18,590
Total future lease payments	64,327
Less: amount representing interest	(13,182)
Present value of future lease payments (lease liability)	$51,145

The following table provides the weighted-average remaining lease term and weighted-average discount rates for our leases as of March 31, 2021:

Operating Leases:
Weighted-average remaining lease term (years), weighted based on lease liability balances	6.52
Weighted-average discount rate (percentages), weighted based on the remaining balance of lease payments	7.6%

The following table provides certain cash flow and supplemental noncash information related to our lease liabilities for the three months ended March 31, 2021 (in thousands):

Operating Leases:
Cash paid for amounts included in the measurement of lease liabilities	$3,449
Lease liabilities arising from obtaining right-of-use assets	—

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

During the second quarter of 2020, the Company entered into an agreement with STIN and AP Capital Holdings II, LLC (“APC”) to divest its remaining equity interest in STIN as well as settle its paid-in-kind purchase money note (“PIK note”) and certain amounts due as of December 31, 2019 in consideration for a $9.0 million secured promissory note (the “Note”), which includes contingent consideration of up to $16.0 million. The Note has an 8% interest rate and a 3-year stated term. As part of the arrangement, APC acquired a majority stake of STIN. Additionally, in the event of a Sale of STIN by APC and STIN at a future date, the Company shall receive 5% of such sale proceeds, after reducing the sale proceeds by any outstanding amounts

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

of the above Note, including any earned contingent consideration. The Company determined the fair value of the Note as of the transaction date to be approximately $4.8 million. The Company determined the fair value of the Note using a discounted cash flow analysis, which discounts the expected future cash flows of the asset to determine its fair value. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement. The Note has been reflected in Other assets on the Condensed Consolidated balance sheet. No gain or loss was recognized as a result of the transaction. As of March 31, 2021, the Company reassessed the fair value of the note and there were no material changes.

7. Debt

2019 Revolving Credit Facility

On October 4, 2019, the Company entered into a Credit Agreement with Citizens Bank, N.A., for a $10.0 million Revolving Credit Facility. Borrowings under the Revolving Credit Facility bear interest at a rate equal to, at the Company’s option, either (1) the arithmetic average of the LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period (one, three or six months (or 12 months if agreed to by all applicable Lenders)) as selected by the Company relevant to such borrowing plus the applicable margin, or (2) a base rate determined by reference to the greatest of the federal funds rate plus 0.5%, the prime commercial lending rate as determined by the Agent, and the daily LIBOR rate plus 1.0%, in each case plus an applicable margin and subject to a floor of 0.5%. In addition, on a quarterly basis, the Company is required to pay each lender under the Revolving Credit Facility a 0.2% commitment fee in respect of commitments under the Revolving Credit Facility, which may be subject to adjustment based on the Company’s total leverage ratio. On November 9, 2020, the Company entered into an amended credit agreement which changes the terms of the Company’s debt covenants. The Company is in compliance with its debt covenants. The outstanding balance under the Revolving Credit Facility as of March 31, 2021 is $10.0 million.

Interest expense

The following table summarizes the Company’s interest expense:

	Three Months Ended March 31,
	2021	2020
2019 Revolving Credit Facility
Amortization of debt issuance costs	$12	$16
Commitment fee	—	4
Interest on borrowings	63	14
Other*	20	211
Total	$95	$245
________________________________
* Mainly finance leases’ related interest expense

8. Accumulated Other Comprehensive (Loss) / Income

The changes in accumulated other comprehensive (loss) income during the three months ended March 31, 2021 were as follows:

	Balance at December 31, 2020	Other comprehensive (loss) income	Tax effect	Balance at March 31, 2021
Foreign currency	$(26,076)	$(1,888)	$—	$(27,964)
Unrealized income (loss) on intra-entity foreign currency transactions	(2,137)	1,144	(392)	(1,385)
Total	$(28,213)	$(744)	$(392)	$(29,349)

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

9. Stockholders’ Equity

There were no significant changes to Company’s authorized capital stock and preferred stock during the three months ended March 31, 2021.

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

As of March 31, 2021, there were 259,510 shares of Series A Preferred Stock outstanding, including the initial issuance of 185,000 shares of Series A Preferred Stock and the issuance of 74,510 shares of Series A Preferred Stock as dividends.

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

On and after February 15, 2023, holders of shares of Series A Preferred Stock have the right to cause the Company to redeem each share of Series A Preferred Stock for cash in an amount equal to the sum of the current liquidation preference and any accrued dividends. Each share of Series A Preferred Stock is also redeemable at the option of the holder upon the occurrence of a “Fundamental Change” (as that term is defined in the Series A Certificate) at a specified premium (“Liquidation Value”). In addition, the Company is also permitted to redeem all outstanding shares of the Series A Preferred Stock at any time (i) within the first 30 months of the date of issuance for the sum of the then-applicable Liquidation Preference, accrued but unpaid dividends and a make whole amount (known as “Redemption Value”) and (ii) following the 30-month anniversary of

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

the date of issuance for the sum of the then-applicable Liquidation Preference and the accrued but unpaid dividends. As of March 31, 2021, the Liquidation Value and Redemption Value of the Preferred Shares was $243.1 million.

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

A summary of the Company’s Series A Convertible Participating Perpetual Preferred Stock balance at March 31, 2021 and changes during the three months ended March 31, 2021, are presented below:

	Preferred Stock
	Shares	Amount
Balance at December 31, 2020	250	$237,641
Issuance of preferred stock	—	—
Amortization of preferred stock issuance costs	—	1,122
Issuance of preferred PIK dividend	10	9,079
Balance at March 31, 2021	260	$247,842

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

The Company and Siris Capital Group, LLC (“Siris”) entered into an Advisory Services Agreement dated as of May 18, 2020 under which Siris may provide consulting and advisory services to the Company on operational, business, financial and strategic matters. Under the agreement, the Company agreed to pay Siris a fee of $110,000 per month for calendar year 2021, which fee increases by $10,000 a month in each successive calendar year during the term of the agreement. No payment of the fee is required until February 1, 2022 and the Company does not currently intend to pay any portion of the fee until this date. On February 1 of each calendar year commencing on February 1, 2022, the Company shall pay Siris 20% of the aggregate annual amount of the fees with respect to the prior calendar year that were not previously paid. In addition, no later than 30 days following the date on which Silver and its affiliates, including Siris, collectively hold no shares of Series A Preferred Stock, the Company shall pay all fees with respect to the period from January 1, 2021 through the termination date of the agreement not previously paid. The Company shall also reimburse Siris for any pre-approved out-of-pocket expenses in connection with providing services under the agreement.

Registration Rights

There were no significant changes to the Company’s registration rights during the three months ended March 31, 2021.

Stock Plans

There were no significant changes to the Company’s Stock Plans during the three months ended March 31, 2021. As of March 31, 2021, there were 1.4 million shares available for the grant or award under the Company’s 2015 Plan and 0.4 million shares available for the grant or award under the Company’s 2017 New Hire Equity Incentive Plan.

The Company’s performance cash awards granted to executives under the Long Term Incentive (“LTI”) Plans have been accounted for as liability awards, due to the Company’s intent and the ability to settle such awards in cash upon vesting and the Company has reflected such awards in accrued expenses. As of March 31, 2021, the liability for such awards is approximately $0.2 million.

Stock-Based Compensation

The following table summarizes stock-based compensation expense related to all of the Company’s stock awards included by operating expense categories, as follows:

	Three Months Ended March 31,
	2021	2020
Cost of revenues	$478	$752
Research and development	855	1,431
Selling, general and administrative	1,388	2,986
Total stock-based compensation expense	$2,721	$5,169

The following table summarizes stock-based compensation expense related to all of the Company’s stock awards included by award type, as follows:

	Three Months Ended March 31,
	2021	2020
Stock options	$955	$1,783
Restricted stock awards	1,710	3,334
Performance Based Cash Units	56	52
Total stock-based compensation before taxes	$2,721	$5,169
Tax benefit	$497	$924

The total stock-based compensation cost related to unvested equity awards as of March 31, 2021 was approximately $10.9 million. The expense is expected to be recognized over a weighted-average period of approximately 1.1 years.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

The total stock-based compensation cost related to unvested performance based cash units as of March 31, 2021 was approximately $0.2 million. The expense is expected to be recognized over a weighted-average period of approximately 1.6 years.

Stock Options

There were no significant changes to the Company’s Stock Option Plans during the three months ended March 31, 2021.

The Company uses the Black-Scholes option pricing model for determining the estimated fair value for stock options. The weighted-average assumptions used in the Black-Scholes option pricing model are as follows:

	Three Months Ended March 31,
	2021	2020
Expected stock price volatility	83.0%	72.5%
Risk-free interest rate	0.6%	1.4%
Expected life of options (in years)	4.18	4.45
Expected dividend yield	0.0%	0.0%
Weighted-average fair value (PSV) of the options	$2.42	$3.09

The following table summarizes information about stock options outstanding as of March 31, 2021:

Options	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2020	4,423	$9.60
Options Granted	255	3.97
Options Exercised	—	—
Options Cancelled	(620)	9.66
Outstanding at March 31, 2021	4,058	$9.23	5.00	$22
Vested at March 31, 2021	1,876	$13.88	3.93	$—
Exercisable at March 31, 2021	1,876	$13.88	3.93	$—

The total intrinsic value of stock options exercisable at March 31, 2021 and 2020 was nil and nil, respectively. The total intrinsic value of stock options exercised during the three months ended March 31, 2021 and 2020 was nil and nil, respectively.

Awards of Restricted Stock and Performance Stock

There were no significant changes to the Company’s restricted stock award (“Restricted Stock”) and performance stock plan during the three months ended March 31, 2021.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

A summary of the Company’s unvested restricted stock at March 31, 2021, and changes during the three months ended March 31, 2021, is presented below:

Unvested Restricted Stock	Number of Awards	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2020	1,510	$7.05
Granted	167	4.02
Vested	(574)	7.27
Forfeited	(43)	7.09
Unvested at March 31, 2021	1,060	$6.36

Restricted stock awards are granted subject to other service conditions or service and performance conditions (“Performance-Based Awards”). Restricted stock and Performance-Based Awards are measured at the closing stock price at the date of grant and are recognized straight line over the requisite service period.

Performance Based Cash Units

Performance based cash units vest at the end of a three-year period based on service and achievement of certain performance objectives determined by the Company’s Board of Directors.

A summary of the Company’s unvested performance-based cash units at March 31, 2021 and changes during the three months ended March 31, 2021, is presented below:

Unvested Cash Units	Number of Units	Period End Fair Value
Unvested at December 31, 2020	907	$4.70
Granted	—	—
Granted adjustment	(307)
Vested	(30)	—
Forfeited	—	—
Unvested at March 31, 2021	570	$3.57

Performance based cash units are measured at the closing stock price at the reporting period end date and are recognized straight line over the requisite service period. The expense for the period will increase or decrease based on updated fair values of these awards at each reporting date. Unvested units fluctuations are shown as adjustments to units granted in the table above. These fluctuations are based on the percentage achievement of the performance metrics at the end of each reporting period.

10. Income Taxes

The Company recognized approximately $0.2 million and $12.4 million in related income tax benefit during the three months ended March 31, 2021 and 2020, respectively. The effective tax rate was approximately 1.3% for the three months ended March 31, 2021, which was lower than the U.S. federal statutory rate primarily due to pre-tax losses in jurisdictions where full valuation allowances have been recorded and in zero rate jurisdictions. The Company’s effective tax rate was approximately 78.8% for the three months ended March 31, 2020, which was higher than the U.S. federal statutory rate primarily due to the Company’s ability to recognize certain loss carrybacks as a result of the enactment of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) in Q1 2020 and valuation allowances recorded in domestic and foreign jurisdictions, partially offset by the impact of permanent book-tax differences. The Company continues to consider all available evidence, including historical profitability and projections of future taxable income together with new evidence, both positive and negative, that could affect the view of the future realization of deferred tax assets. As a result of the assessment, no change was recorded by the Company to the valuation allowance during the three months ended March 31, 2021.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

On March 11, 2021 the American Rescue Plan Act ("ARPA") was signed into law which is aimed at addressing the continuing economic and health impacts of the COVID-19 pandemic. This legislation relief, along with the previous governmental relief packages provide for numerous changes to current tax law. ARPA did not have a material impact on our financial statements in the first quarter of 2021.

11. Restructuring

The Company continues to execute certain restructurings to identify workforce optimization opportunities to better align the Company’s resources with its key strategic priorities. A summary of the Company’s restructuring accrual at March 31, 2021 and changes during the three months ended March 31, 2021, are presented below:

	Balance at December 31, 2020	Charges	Payments	Other Adjustments	Balance at March 31, 2021
Employment termination costs	$1,580	$713	$(1,010)	$(2)	$1,281

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

	Three Months Ended March 31,
	2021	2020
Numerator - Basic:
Net loss from continuing operations	$(12,366)	$(3,350)
Net income (loss) attributable to redeemable noncontrolling interests	336	(17)
Preferred stock dividend	(10,530)	(8,909)
Net loss attributable to Synchronoss	$(22,560)	$(12,276)

Numerator - Diluted:
Net loss from continuing operations attributable to Synchronoss	$(22,560)	$(12,276)
Income effect for interest on convertible debt, net of tax	—	—
Net loss from continuing operations adjusted for the convertible debt	(22,560)	(12,276)

Denominator:
Weighted average common shares outstanding — basic	42,737	41,483
Dilutive effect of:
Shares from assumed conversion of preferred stock [1]	—	—
Shares from assumed conversion of Performance Based Cash Units [2]	—	—
Weighted average common shares outstanding — diluted	42,737	41,483

Basic EPS
Earnings per share:
Basic	$(0.53)	$(0.30)
Diluted	$(0.53)	$(0.30)

Anti-dilutive stock options excluded	—	—
Unvested shares of restricted stock awards	1,060	3,222
________________________________
(1)    The calculation does not include the effect of assumed conversion of preferred stock of 14,417,234 and 12,503,264 shares for the three months ended March 31, 2021 and 2020, respectively; which is based on 55.5556 shares per $1,000 principal amount of the preferred stock, because the effect would have been anti–dilutive.
(2)    The calculation does not include the effect of assumed conversion of Performance Based Cash Units of 586,976 and nil shares for the three months ended March 31, 2021 and 2020, respectively; which is based on 1 share per 1 Performance Based Cash Unit, because the effect would have been anti–dilutive.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

13. Commitments, Contingencies and Other

Purchase Obligations

Aggregate annual future minimum payments under non-cancelable agreements are as follows:

Year	Non-cancelable agreements
2021	$9,909
2022	16,317
2023	13,749
2024 and thereafter	21,994
Total	$61,969

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

On September 15, 2017, October 24, 2017, October 27, 2017 and October 30, 2017, Company shareholders filed derivative lawsuits against certain of the Company’s current and former officers and directors and the Company (as nominal defendant) in the United States District Court for the District of New Jersey (the “Derivative Suits”). On May 24, 2018, the Court consolidated the Derivative Suits and appointed Lisa LeBoeuf as lead plaintiff. The lead plaintiff designated as the Operative Complaint the complaint she previously had filed on October 27, 2017. On March 11, 2019, the defendants filed a motion to dismiss the Operative Complaint, which the Court granted in substantial part on November 26, 2019. On December 10, 2019,

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

the defendants filed a motion for reconsideration respecting the only claim to survive the motion to dismiss. On June 12, 2020, the Court granted the defendants’ motion for reconsideration and dismissed the remaining claim without prejudice, allowing lead plaintiff leave to amend her complaint. On July 13, 2020, lead plaintiff filed an amended complaint. The amended complaint alleges claims related to breaches of fiduciary duties and unjust enrichment. The amended complaint’s allegations relate to substantially the same facts as those underlying the Securities Law Action described above. On April 30, 2021, the Court dismissed Plaintiff’s amended complaint in its entirety. Due to the inherent uncertainties of litigation, including a potential appeal, the Company cannot predict the outcome of the action at this time and can give no assurance that the asserted claims will not have a material adverse effect on our financial position or results of operations.

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

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

14. Additional Financial Information

Other Income, net

The following table sets forth the components of included in the Other Income, net included in the Condensed Consolidated Statements of Operations:

	Three Months Ended March 31,
	2021	2020
FX gains (losses) (1)	$(3,274)	$(212)
Income from sale of intangible assets (2)	—	1,843
Other (3)	(122)	61
Total	$(3,396)	$1,692
________________________________
(1)Fair value of foreign exchange gains and losses
(2)Represents gain on sale of certain of the Company’s IP addresses
(3)Represents an aggregate of individually immaterial transactions

15. Subsequent Events

Preferred Dividends

Subsequent to March 31, 2021, the Company paid in-kind the accrued Preferred Dividends of $9.4 million.

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

Impacts of the Recent Novel Coronavirus (COVID-19)

Although COVID-19 has not significantly affected our business to date, this disclosure discusses the actions the Company has taken in response to the COVID-19 crisis and the impacts that the situation has had on our business, as well as related known or expected trends.

The continued impact of COVID-19 on the macroeconomy and our business will depend significantly on the effectiveness and distribution of the vaccine, the potential cyclicality of the health crisis and the related public policy actions, market or regulatory needs or demands, the length and severity of the global economic slowdown, and whether and how our customers change their behaviors over the longer term. As a result, the demand for our products and services, as well as our overall results of operations, may be materially and adversely impacted by the pandemic for the duration of 2021 or longer, and we are unable to predict the duration or degree of such impact with any certainty.

In response to the ongoing COVID-19 pandemic, we continue to execute our business continuity plans and evolve our operations to protect the safety of our employees while continuing to provide critical products and services to our customers. Some of the key initiatives the Company continues to execute include:

•Working safely and effectively with new and existing customers to continue to provide our products and services through the pandemic
•Continuing to enhance and modify our safety protocols for our employees
•Adjusting business operations to address circumstances created by COVID-19
•Maintaining effective governance and internal controls in a remote work environment

As the pandemic continues, we may revise our approach to these initiatives or take additional actions to meet the needs of our employees, customers and the Company and to continue to provide our products and services.

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

Our top five customers accounted for 68.3% and 74.7% of net revenues for the three months ended March 31, 2021 and March 31, 2020, respectively. Contracts with these customers typically run for three to five years. Of these customers, Verizon accounted for more than 10% of our revenues in 2021 and 2020. The loss of Verizon as a customer would have a material negative impact on our company. However, we believe that the costs incurred and subscriber disruption by Verizon to replace Synchronoss’ solutions would be substantial.

Current Trends Affecting Our Results of Operations

As the COVID-19 pandemic continues to evolve, we are actively monitoring the global situation. The extent of the continuing impact of the COVID-19 pandemic on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, impact on our customers and our sales cycles, impact on our business operations, impact on our customer, employee or industry events, and effect on our vendors, all of which are uncertain and cannot be predicted. The extent to which the COVID-19 pandemic may continue to impact our business, financial condition or results of operations is uncertain, but may include, without limitation, impacts to our paying user growth as well as disruptions to our business operations as a result of travel restrictions, shutdown of workplaces and potential impacts to our vendors. Additionally, our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates relative to U.S. dollars, our reporting currency, as well as changes in interest rates. Volatile market conditions arising from the COVID-19 pandemic have and may continue to negatively impact our results of operations and cash flows, due to a weakening of foreign currencies relative to the U.S. dollar, which may cause our revenues to decline relative to our costs.

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

We continue to expand our platforms into the converging TMT, MNO, and Digital spaces to enable connected devices to do more things across multiple networks, brands and communities. Our initiatives with our customers continue to grow both with regard to our current business as well as our new product offerings. We are also exploring additional opportunities to support our customer, product and geographic diversification strategies.

Discussion of the Condensed Consolidated Statements of Operations

Three months ended March 31, 2021 compared to the three months ended March 31, 2020

The following table presents an overview of our results of operations for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31, 2021		2021 vs 2020
	2021	2020	$ Change
Net revenues	$65,499	$77,122	$(11,623)
Cost of revenues*	28,637	35,471	(6,834)
Research and development	17,397	19,788	(2,391)
Selling, general and administrative	17,928	26,344	(8,416)
Restructuring charges	713	1,450	(737)
Depreciation and amortization	9,867	11,356	(1,489)
Total costs and expenses	74,542	94,409	(19,867)
Loss from continuing operations	$(9,043)	$(17,287)	$8,244
________________________________
*    Cost of revenues excludes depreciation and amortization which are shown separately.

Net revenues decreased $11.6 million to $65.5 million for the three months ended March 31, 2021, compared to the same period in 2020. The decrease in revenue is primarily attributable to non-recurring license sales and professional services in the prior period.

Cost of revenues decreased $6.8 million to $28.6 million for the three months ended March 31, 2021, compared to the same period in 2020. The 2021 decrease was primarily attributable to the year over year reduction in revenue and the cost savings from strategic initiatives implemented in the year driven mainly by data center consolidation and operating expense savings.

Research and development expense decreased $2.4 million to $17.4 million for the three months ended March 31, 2021, compared to the same period in 2020. The research and development costs decreased year over year mainly as a result of executed cost savings initiatives to streamline our workforce and reduce vendor spend.

Selling, general and administrative expense decreased $8.4 million to $17.9 million for the three months ended March 31, 2021, compared to the same period in 2020. The 2021 decrease was primarily attributable to significant cost cutting initiatives executed in year which included headcount reductions, reduced vendor spending and lower facility costs.

Restructuring charges were $0.7 million and $1.5 million for the three months ended March 31, 2021 and 2020, respectively, which primarily related to employment termination costs as a result of the work-force reductions initiated in the current year to reduce operating costs and align our resources with our key strategic priorities.

Depreciation and amortization expense decreased $1.5 million to $9.9 million for the three months ended March 31, 2021, compared to the same period in 2020. The 2021 decrease was primarily attributable to the expiration of amortizable acquired assets in combination with reduced capital expenditures mainly as a result of the data center consolidation efforts, partially offset by the increased amortization of capitalized software.

Income tax. The Company recognized approximately $0.2 million and $12.4 million in related income tax benefit during the three months ended March 31, 2021 and 2020, respectively. The effective tax rate was approximately 1.3% for the three months ended March 31, 2021, which was lower than the U.S. federal statutory rate primarily due to pre-tax losses in jurisdictions where full valuation allowances have been recorded and in zero rate jurisdictions. The Company’s effective tax rate was approximately 78.8% for the three months ended March 31, 2020, which was higher than the U.S. federal statutory rate primarily due to the Company’s ability to recognize certain loss carrybacks as a result of the enactment of the Coronavirus Aid,

Relief and Economic Security Act (“CARES Act”) in Q1 2020 and valuation allowances recorded in domestic and foreign jurisdictions, partially offset by the impact of permanent book-tax differences.

Liquidity and Capital Resources

As of March 31, 2021, our principal sources of liquidity were cash provided by operations and capital from our revolving credit facility. Our cash, cash equivalents, marketable securities and restricted cash balance was $29.8 million at March 31, 2021. We anticipate that our principal uses of cash and cash equivalents will be to fund our business, including technology expansion and working capital.

At March 31, 2021, our non-U.S. subsidiaries held approximately $7.3 million of cash and cash equivalents that are available for use by our operations around the world. At this time, we believe the funds held by all non-U.S. subsidiaries will be permanently reinvested outside of the U.S. However, if these funds were repatriated to the U.S. or used for U.S. operations, certain amounts could be subject to U.S. tax for the incremental amount in excess of the foreign tax paid. Due to the timing and circumstances of repatriation of these earnings, if any, it is not practical to determine the unrecognized deferred tax liability related to the amount.

We believe that our existing cash, cash equivalents, credit facility, and our ability to manage working capital and expected positive cash flows generated from operations in combination with continued expense reductions will be sufficient to fund our operations for the next twelve months from the filing date of this Form 10-Q based on our current business plans. However, as the impact of the COVID-19 pandemic on the economy and our operations evolves, we will continue to assess our liquidity needs. Given the economic uncertainty as a result of the pandemic, we have taken actions to improve our current liquidity position, including, reducing working capital, reducing operating costs and substantially reducing discretionary spending. Even with these actions however, an extended period of economic disruption as a result of the continued global impact of COVID-19 could materially affect our business, results of operations, ability to meet debt covenants, access to sources of liquidity and financial condition. Our liquidity plans are subject to a number of risks and uncertainties, including those described in the "Forward-Looking Statements" section of this MD&A and Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, some of which are outside of our control.

Revolving Credit Facility

In the first quarter of fiscal 2020, the Company drew the $10.0 million from our Revolving Credit Facility, which remains outstanding as of March 31, 2021. For further details, see Note 7. Debt of the Notes to Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q.

Shelf Registration Statement

On August 19, 2020, the Company filed a universal shelf registration statement with the SEC for the issuance of common stock, preferred stock, debt securities, guarantees of debt securities, warrants and units up to an aggregate amount of $250.0 million (“the 2020 Shelf Registration Statement”). On August 28, 2020, the 2020 Shelf Registration Statement was declared effective by the SEC. As of March 31, 2021, the Company has not raised additional capital using the shelf registration statement.

Share Repurchase Program

There were no repurchases in 2021.

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

On and after February 15, 2023, holders of shares of Series A Preferred Stock have the right to cause the Company to redeem each share of Series A Preferred Stock for cash in an amount equal to the sum of the current liquidation preference and any accrued dividends. Each share of Series A Preferred Stock is also redeemable at the option of the holder upon the occurrence of a “Fundamental Change” (as that term is defined in the Series A Certificate) at a specified premium (“Liquidation Value”). In addition, the Company is also permitted to redeem all outstanding shares of the Series A Preferred Stock at any time (i) within the first 30 months of the date of issuance for the sum of the then-applicable Liquidation Preference, accrued but unpaid dividends and a make whole amount (known as “Redemption Value”) and (ii) following the 30-month anniversary of the date of issuance for the sum of the then-applicable Liquidation Preference and the accrued but unpaid dividends. As of March 31, 2021, the Liquidation Value and Redemption Value of the Preferred Shares was $243.1 million.

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

Discussion of Cash Flows

A summary of net cash flows follows (in thousands):

	Three Months Ended March 31,		Change
	2021	2020	2021 vs 2020
Net cash provided by (used in):
Operating activities	$2,261	$(15,016)	$17,277
Investing activities	(5,763)	(2,823)	(2,940)
Financing activities	—	9,996	(9,996)

Our primary source of cash is receipts from revenue. The primary uses of cash are personnel and related costs, telecommunications and facility costs related primarily to our cost of revenue and general operating expenses including professional service fees, consulting fees, building and equipment maintenance and marketing expense.

Cash flows from operating activities for the three months ended March 31, 2021 was $2.3 million cash provided by operating activities, as compared to $15.0 million of cash used by operating activities for the same period in 2020. The increase in cash provided by operations from prior year is primarily attributable to favorable changes in working capital.

Cash flows from investing for the three months ended March 31, 2021 was $5.8 million cash used for investing, as compared to $2.8 million in cash used by investing activities during the same period in 2020. The cash used for investing in the current year was primarily related to the purchase of fixed assets and investment in capitalized software. The net decrease in cash used for investing in the prior year was primarily related to the investment in capitalized software offset by the sale of certain IP address assets.

Cash flows from financing for three months ended March 31, 2021 was $0.0 million of cash provided, as compared to $10.0 million of cash used by financing activities for the same period in 2020. The cash provided from investing activities in the prior year was attributable to the drawdown from our Revolving Credit Facility.

Effect of Inflation

Although inflation generally affects us by increasing our cost of labor and equipment, we do not believe that inflation has had any material effect on our results of operations during 2021 and 2020. We do not expect the current rate of inflation to have a material impact on our business.

Contractual Obligations
Our contractual obligations consist of contingent consideration, office equipment and colocation services and contractual commitments under third-party hosting, software licenses and maintenance agreements. The following table summarizes our long-term contractual obligations as of March 31, 2021 (in thousands).

	Payments Due by Period
	Total	2021	2022-2024	2025-2026	Thereafter
Capital lease obligations	$472	$126	$346	$—	$—
Revolving Credit Facility	$—	$—	$—	$—	$—
Interest	—	—	—	—	—
Operating lease obligations	64,327	9,552	27,962	16,264	10,549
Purchase obligations*	61,969	9,909	42,361	9,699	—
Total	$126,768	$19,587	$70,669	$25,963	$10,549
_______________________________
*    Amount represents obligations associated with colocation agreements and other customer delivery related purchase obligations.

Uncertain Tax Positions

Unrecognized tax positions were $3.3 million at March 31, 2021. We are not able to reasonably estimate when we would make any cash payments required to settle these liabilities, but we do not believe that the ultimate settlement of our obligations will materially affect our liquidity. We anticipate that the balance of unrecognized tax benefits will decrease by approximately $1.4 million over the next twelve months.

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

These estimates and assumptions take into account historical and forward looking factors that the Company believes are reasonable, including but not limited to the potential impacts continuing to arise from COVID-19 and public and private sector policies and initiatives aimed at reducing its transmission. As the extent and duration of the impacts from COVID-19 remain unclear, the Company’s estimates and assumptions may evolve as conditions change. Actual results could differ significantly from those estimates. If actual results or events differ materially from those contemplated by us in making these estimates, our reported financial condition and results of operations for future periods could be materially affected. See Part II, “Item 1A. Risk Factors” in this Form 10-Q for certain matters bearing risks on our future results of operations.

During the three months ended March 31, 2021, there were no significant changes in our critical accounting policies and estimates discussed in our Form 10-K for the year ended December 31, 2020. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020 for a more complete discussion of our critical accounting policies and estimates.

Recently Issued Accounting Standards

For a discussion of recently issued accounting standards see Note 2. Basis of Presentation and Consolidation included in Part I, Item 1. “Notes to Condensed Consolidated Financial Statements (unaudited)” of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2021 and December 31, 2020 that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

The primary objective of our investment activities is to preserve our capital for the purpose of funding operations, while at the same time maximizing the income, we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and short- and long-term investments in a variety of securities, which could include commercial paper, money market funds and corporate and government debt securities. Our cash, cash equivalents and marketable securities at March 31, 2021 and December 31, 2020 were invested in liquid money market accounts, certificates of deposit and government securities. All market-risk sensitive instruments were entered into for non-trading purposes.

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

Interest Rate Risk

We are exposed to the risk of interest rate fluctuations on the interest income earned on our cash and cash equivalents. A hypothetical 100 basis point movement in interest rates applicable to our cash and cash equivalents outstanding at March 31, 2021 would increase interest income by approximately $0.3 million on an annual basis.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934), as of the end of the period covered by this quarterly report, that ensure that information relating to the registrant which is required to be disclosed in this report is recorded, processed, summarized and reported within required time periods using the criteria for effective internal control established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the registrant’s disclosure controls and procedures were effective as of March 31, 2021.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management's evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes to our risk factors as previously disclosed in Part I, Item 1A. included in our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.  OTHER INFORMATION
None.

ITEM 6.  EXHIBITS

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of the Registrant, incorporated by reference to Registrant’s Registration Statement on Form S‑1 (Commission File No. 333‑132080).
3.2	Amended and Restated Bylaws of the Registrant, incorporated by reference to Registrant’s Registration Statement on Form S‑1 (Commission File No. 333‑132080).
3.3	Amendment No. 1 to Amended and Restated Bylaws of Registration, incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on February 20, 2018.
10.1†	Employment agreement dated as of March 8, 2021 between the Registrant and Jeff Miller.
10.2†	Employment agreement dated as of May 1, 2017 between the Registrant and Ronald Prague.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a‑14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes‑Oxley Act of 2002 (filed herewith)
31.2	Certification of Principal Financial Officer pursuant to Rule 13a‑14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes‑Oxley Act of 2002 (filed herewith)
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

May 10, 2021