Form 10-Q
period 2021-06-30
SYNCHRONOSS TECHNOLOGIES INC
filed 2021-08-09
CIK 1131554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.0001 par value	SNCR	The Nasdaq Stock Market, LLC
8.375% $25.00 par value Senior Notes due 2026	SNCRL	The Nasdaq Stock Market, LLC
As of August 06, 2021, there were 88,113,522 shares of common stock issued and outstanding.

SYNCHRONOSS TECHNOLOGIES, INC.
FORM 10-Q INDEX

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

SYNCHRONOSS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (In thousands)

	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$32,570	$33,671
Accounts receivable, net	44,202	47,849
Prepaid & Other Current Assets	41,058	39,847
Total current assets	117,830	121,367
Non-current assets:
Property and equipment, net	9,822	11,732
Operating lease right-of-use assets	29,703	34,538
Goodwill	229,610	232,771
Intangible assets, net	64,887	69,593
Loan Receivable	4,834	4,834
Other Assets, non-current	7,004	7,420
Total non-current assets	345,860	360,888
Total assets	$463,690	$482,255
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,539	$12,749
Accrued expenses	58,238	69,326
Deferred revenues, current	39,656	33,045
Debt, current	—	10,000
Total current liabilities	112,433	125,120
Long-term debt, net of debt issuance costs	117,189	—
Deferred tax liabilities	727	1,875
Deferred revenues, non-current	1,439	12,569
Leases, non-current	40,315	44,273
Other non-current liabilities	4,625	4,995
Redeemable noncontrolling interest	12,500	12,500
Total liabilities	289,228	201,332
Commitments and contingencies
Series A Convertible Participating Perpetual Preferred Stock, $0.0001 par value; 10,000 shares authorized, nil and 250 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	—	237,641
Series B Non-Convertible Perpetual Preferred Stock, $0.0001 par value; 150 shares authorized, 75 and nil shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	72,506	—
Stockholders’ equity:
Common stock, $0.0001 par value; 100,000 shares authorized, 88,121 and 51,177 shares issued; 88,121 and 44,015 outstanding at June 30, 2021 and December 31, 2020, respectively	9	5
Treasury stock, at cost (nil and 7,162 shares at June 30, 2021 and December 31, 2020, respectively)	—	(82,087)
Additional paid-in capital	491,660	499,348
Accumulated other comprehensive loss	(29,442)	(28,213)
Accumulated deficit	(360,271)	(345,771)
Total stockholders’ equity	101,956	43,282
Total liabilities and stockholders’ equity	$463,690	$482,255

See accompanying notes to condensed consolidated financial statements.

SYNCHRONOSS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net revenues	$71,532	$76,535	$137,031	$153,657
Costs and expenses:
Cost of revenues[1]	27,142	29,480	55,779	64,951
Research and development	17,197	19,096	34,594	38,884
Selling, general and administrative	21,909	24,640	39,837	50,984
Restructuring charges	877	4,493	1,590	5,943
Depreciation and amortization	8,485	10,284	18,352	21,640
Total costs and expenses	75,610	87,993	150,152	182,402
Loss from continuing operations	(4,078)	(11,458)	(13,121)	(28,745)
Interest income	25	1,509	30	1,568
Interest expense	(144)	(84)	(239)	(329)
Other Income (expense)	1,576	1,367	(1,820)	3,058
Loss from continuing operations, before taxes	(2,621)	(8,666)	(15,150)	(24,448)
Benefit for income taxes	201	7,972	364	20,404
Net loss from continuing operations	(2,420)	(694)	(14,786)	(4,044)
Net income (loss) attributable to redeemable noncontrolling interests	(50)	(165)	286	(182)
Preferred stock dividend	(21,476)	(9,289)	(32,006)	(18,197)
Net loss attributable to Synchronoss	$(23,946)	$(10,148)	$(46,506)	$(22,423)

Earnings (loss) per share
Basic	$(0.54)	$(0.24)	$(1.07)	$(0.54)
Diluted	$(0.54)	$(0.24)	$(1.07)	$(0.54)
Weighted-average common shares outstanding:
Basic	44,131	41,697	43,438	41,482
Diluted	44,131	41,697	43,438	41,482
________________________________
1    Cost of revenues excludes depreciation and amortization which are shown separately.

See accompanying notes to condensed consolidated financial statements.

SYNCHRONOSS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited) (In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(2,420)	$(694)	$(14,786)	$(4,044)
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	120	1,872	(1,768)	(2,069)
Unrealized gain on available for sale securities	—	—	—	751
Net (loss) income on inter-company foreign currency transactions	(213)	554	539	182
Total other comprehensive (loss) income	(93)	2,426	(1,229)	(1,136)
Comprehensive (loss) income	(2,513)	1,732	(16,015)	(5,180)
Comprehensive (loss) income attributable to redeemable noncontrolling interests	(50)	(165)	286	(182)
Comprehensive (loss) income attributable to Synchronoss	$(2,563)	$1,567	$(15,729)	$(5,362)

See accompanying notes to condensed consolidated financial statements.

SYNCHRONOSS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited) (In thousands)

	Three Months Ended June 30, 2021
	Common Stock		Treasury Stock		Additional	Accumulated Other		Total
	Shares	Amount	Shares	Amount	Paid-In Capital	Comprehensive Income (Loss)	Accumulated deficit	Stockholders' Equity
Balance at March 31, 2021	51,331	$5	(7,162)	$(82,087)	$491,295	$(29,349)	$(357,801)	$22,063
Stock based compensation	—	—	—	—	2,221	—	—	2,221
Issuance of restricted stock	1,644	—	—	—	1	—	—	1
Preferred stock dividend	—	—	—	—	(9,808)	—	—	(9,808)
Amortization of preferred stock issuance costs[1]	—	—	—	—	(11,668)	—	—	(11,668)
Common stock issuance - Public Offering	42,308	4	—	—	109,996	—	—	110,000
Common Stock - Issuance Costs	—	—	—	—	(8,340)	—	—	(8,340)
Treasury shares used in Public Offering	(7,162)	—	7,162	82,087	(82,087)	—	—	—
Net income (loss) attributable to Synchronoss	—	—	—	—	—	—	(2,420)	(2,420)
Non-controlling interest	—	—	—	—	50	—	(50)	—
Total other comprehensive income (loss)	—	—	—	—	—	(93)	—	(93)
Balance at June 30, 2021	88,121	$9	—	$—	$491,660	$(29,442)	$(360,271)	$101,956
________________________________
1    Includes preferred stock amortization costs accelerated due to Series A Preferred stock redemption.

	Three Months Ended June 30, 2020
	Common Stock		Treasury Stock		Additional	Accumulated Other		Total
	Shares	Amount	Shares	Amount	Paid-In Capital	Comprehensive Income (Loss)	Accumulated deficit	Stockholders' Equity
Balance at March 31, 2020	51,758	$5	(7,162)	$(82,087)	$522,164	$(36,823)	$(338,454)	$64,805
Stock based compensation	—	—	—	—	4,754	—	—	4,754
Issuance of restricted stock	(138)	—	—	—	—	—	—	—
Preferred stock dividends accrued	—	—	—	—	(8,454)	—	—	(8,454)
Amortization of preferred stock issuance costs	—	—	—	—	(835)	—	—	(835)
Shares withheld for taxes in connection with issuance of restricted stock	(1)	—	—	—	—	—	—	—
Net income attributable to Synchronoss	—	—	—	—	—	—	(694)	(694)
Non-controlling interest	—	—	—	—	165	—	(165)	—
Total other comprehensive income (loss)	—	—	—	—	—	2,426	—	2,426
Balance at June 30, 2020	51,619	$5	(7,162)	$(82,087)	$517,794	$(34,397)	$(339,313)	$62,002

	Six Months Ended June 30, 2021
	Common Stock		Treasury Stock		Additional	Accumulated Other		Total
	Shares	Amount	Shares	Amount	Paid-In Capital	Comprehensive Income (Loss)	Accumulated deficit	Stockholders' Equity
Balance at December 31, 2020	51,177	$5	(7,162)	$(82,087)	$499,348	$(28,213)	$(345,771)	$43,282
Stock based compensation	—	—	—	—	5,034	—	—	5,034
Issuance of restricted stock	1,798	—	—	—	1	—	—	1
Preferred stock dividend	—	—	—	—	(19,215)	—	—	(19,215)
Amortization of preferred stock issuance costs[1]	—	—	—	—	(12,791)	—	—	(12,791)
Common stock issuance - Public Offering	42,308	4	—	—	109,996	—	—	110,000
Treasury shares used in Public Offering	(7,162)	—	7,162	82,087	(82,087)	—	—	—
Common Stock - Issuance Costs	—	—	—	—	(8,340)	—	—	(8,340)
Net income (loss) attributable to Synchronoss	—	—	—	—	—	—	(14,786)	(14,786)
Non-controlling interest	—	—	—	—	(286)	—	286	—
Total other comprehensive income (loss)	—	—	—	—	—	(1,229)	—	(1,229)
Balance at June 30, 2021	88,121	$9	—	$—	$491,660	$(29,442)	$(360,271)	$101,956
________________________________
1    Includes preferred stock amortization costs accelerated due to Series A Preferred stock redemption.

	Six Months Ended June 30, 2020
	Common Stock		Treasury Stock		Additional	Accumulated Other		Total
	Shares	Amount	Shares	Amount	Paid-In Capital	Comprehensive Income (Loss)	Accumulated deficit	Stockholders' Equity
Balance at December 31, 2019	51,704	$5	(7,162)	$(82,087)	$525,739	$(33,261)	$(334,319)	$76,077
Stock based compensation	—	—	—	—	10,070	—	—	10,070
Issuance of restricted stock	(83)	—	—	—	—	—	—	—
Preferred stock dividends accrued	—	—	—	—	(16,612)	—	—	(16,612)
Amortization of preferred stock issuance costs	—	—	—	—	(1,585)	—	—	(1,585)
Shares withheld for taxes in connection with issuance of restricted stock	(2)	—	—	—	—	—	—	—
Net income attributable to Synchronoss	—	—	—	—	—	—	(4,044)	(4,044)
Non-controlling interest	—	—	—	—	182	—	(182)	—
Total other comprehensive income (loss)	—	—	—	—	—	(1,136)	—	(1,136)
Adoption of new credit loss accounting standard	—	—	—	—	—	—	(768)	(768)
Balance at June 30, 2020	51,619	$5	(7,162)	$(82,087)	$517,794	$(34,397)	$(339,313)	$62,002

See accompanying notes to condensed consolidated financial statements.

SYNCHRONOSS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Six Months Ended June 30,
	2021	2020
Operating activities:
Net loss continuing operations	$(14,786)	$(4,044)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	18,352	21,640
(Gain) loss on Disposals of fixed assets	(18)	12
(Gain) loss on Disposals of intangible assets	(550)	(2,164)
Deferred income taxes	(1,471)	478
Stock-based compensation	5,066	10,156
Operating lease impairment	1,205	—
Changes in operating assets and liabilities:
Accounts receivable, net	4,743	904
Prepaid expenses and other current assets	(648)	(10,031)
Accounts payable	686	3,514
Accrued expenses	(4,151)	7,002
Other assets	—	502
Deferred revenues	(5,539)	(24,613)
Other liabilities	5,278	(1,748)
Net cash provided by (used in) operating activities	8,167	1,608
Investing activities:
Purchases of fixed assets	(1,250)	(424)
Additions to capitalized software	(10,959)	(8,685)
Proceeds from the sale of intangibles	550	2,164
Maturity of marketable securities available for sale	—	11
Net cash used in investing activities	(11,659)	(6,934)
Financing activities:
Share-based compensation-related proceeds, net of taxes paid on withholding shares	(1)	—
Taxes paid on withholding shares	(1)	(9)
Debt issuance costs related to long term debt [1]	(7,811)	—
Proceeds from issuance of long term debt	125,000	—
Borrowings on revolving line of credit	—	10,000
Repayment of revolving line of credit	(10,000)	—
Proceeds from issuance of common stock	110,000	—
Common stock issuance costs [2]	(8,340)	—
Proceeds from issuance of preferred stock	75,000	—
Redemption of Series A Preferred stock	(278,665)	—
Series B preferred stock issuance costs [3]	(2,495)	—
Net cash provided by financing activities	2,687	9,991
Effect of exchange rate changes on cash	(296)	(895)
Net (decrease) increase in cash and cash equivalents	(1,101)	3,770
Cash and cash equivalents, beginning of period	33,671	39,001
Cash and cash equivalents, end of period	$32,570	$42,771
Supplemental disclosures of non-cash investing and financing activities:
Paid in kind dividends on Series A Convertible Participating Perpetual Preferred Stock [4]	$31,277	$17,616
________________________________
1 Includes $0.8 million of issuance costs that were unpaid as of 6/30/2021
2 Includes $0.6 million of issuance costs that were unpaid as of 6/30/2021
3 Includes $0.2 million of issuance costs that were unpaid as of 6/30/2021
4 Includes preferred stock amortization costs accelerated due to Series A Preferred stock redemption.

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
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

2. Basis of Presentation and Consolidation

Basis of Presentation and Consolidation

The accompanying interim unaudited condensed consolidated financial statements have been prepared by Synchronoss and in the opinion of management, include all adjustments necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods. They do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021.

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

Risks and Uncertainties

There continue to be uncertainties regarding the current coronavirus ("COVID-19") pandemic, and the Company is closely monitoring the impact of the pandemic on all aspects of its business, including how it will impact its customers, employees, suppliers, vendors, business partners and distribution channels. While the pandemic did not materially affect the Company’s financial results and business operations for the three and six months ended June 30, 2021, the Company is unable to predict the impact that COVID-19 will have on its financial position and operating results due to numerous uncertainties. The Company will continue to assess the evolving impact of the COVID-19 pandemic and will make adjustments to its operations as necessary.

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

	Three Months Ended June 30, 2021				Three Months Ended June 30, 2020
	Cloud	Digital	Messaging	Total	Cloud	Digital	Messaging	Total
Geography
Americas	$37,071	$10,603	$11,265	$58,939	$40,761	$12,637	$8,500	$61,898
APAC	—	915	6,249	7,164	—	1,019	6,708	7,727
EMEA	1,820	613	2,996	5,429	1,686	1,347	3,877	6,910
Total	$38,891	$12,131	$20,510	$71,532	$42,447	$15,003	$19,085	$76,535

Service Line
Professional Services	$3,884	$2,118	$2,587	$8,589	$4,984	$2,736	$5,972	$13,692
Transaction Services	1,321	945	2	2,268	1,474	2,215	—	3,689
Subscription Services	33,686	8,546	17,921	60,153	35,989	9,251	11,112	56,352
License	—	522	—	522	—	801	2,001	2,802
Total	$38,891	$12,131	$20,510	$71,532	$42,447	$15,003	$19,085	$76,535

	Six Months Ended June 30, 2021				Six Months Ended June 30, 2020
	Cloud	Digital	Messaging	Total	Cloud	Digital	Messaging	Total
Geography
Americas	$74,102	$21,843	$14,781	$110,726	$80,083	$23,574	$19,403	$123,060
APAC	—	2,043	12,949	14,992	—	1,577	15,883	17,460
EMEA	3,685	1,222	6,406	11,313	3,408	2,604	7,125	13,137
Total	$77,787	$25,108	$34,136	$137,031	$83,491	$27,755	$42,411	$153,657

Service Line
Professional Services	$7,809	$4,229	$5,198	$17,236	$9,145	$7,272	$11,202	$27,619
Transaction Services	3,296	3,213	3	6,512	2,781	3,289	—	6,070
Subscription Services	66,682	16,979	28,535	112,196	71,565	16,253	21,729	109,547
License	—	687	400	1,087	—	941	9,480	10,421
Total	$77,787	$25,108	$34,136	$137,031	$83,491	$27,755	$42,411	$153,657

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

A contract asset is a right to consideration that is conditional upon factors other than the passage of time. For example, the Company would record a contract asset if it records revenue on a professional services engagement but are not entitled to bill until the Company achieves specified milestones. Contract assets balance at June 30, 2021 is $4.3 million.

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

The Company’s contract assets and liabilities are reported in a net position on a customer basis at the end of each reporting period.

Significant changes in the contract liabilities balance (current and non-current) during the period are as follows:

Contract Liabilities[1]
Balance - January 1, 2021	$45,614
Revenue recognized in the period	(137,006)
Amounts billed but not recognized as revenue	132,487
Balance - June 30, 2021	$41,095
________________________________
1    Comprised of Deferred Revenue

Transaction price allocated to the remaining performance obligations

Topic 606 requires that the Company disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of June 30, 2021. The Company has elected not to disclose transaction price allocated to remaining performance obligations for:

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

As of June 30, 2021, the aggregate amount of transaction price allocated to remaining performance obligations, other than those meeting the exclusion criteria above, was $258.2 million, of which approximately 80.9 percent is expected to be recognized as revenues within 2 years, and the remainder thereafter.

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

The following is a summary of assets, liabilities and redeemable noncontrolling interests and their related classifications under the fair value hierarchy:

	June 30, 2021
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents[1]	$32,570	$32,570	$—	$—
Total assets	$32,570	$32,570	$—	$—
Temporary equity
Redeemable noncontrolling interests[2]	$12,500	$—	$—	$12,500
Total temporary equity	$12,500	$—	$—	$12,500

	December 31, 2020
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents[1]	$33,671	$33,671	$—	$—
Total assets	$33,671	$33,671	$—	$—
Temporary Equity
Redeemable noncontrolling interests[2]	$12,500	$—	$—	$12,500
Total temporary equity	$12,500	$—	$—	$12,500
________________________________
1 Cash equivalents includes money market funds.
2 Put arrangements held by the noncontrolling interests in certain of the Company’s joint ventures.

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

The changes in fair value of the Company’s Level 3 redeemable noncontrolling interests during the six months ended June 30, 2021 were as follows:

Balance at December 31, 2020	$12,500
Fair value adjustment	286
Net (income) loss attributable to redeemable noncontrolling interests	(286)
Balance at June 30, 2021	$12,500

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

The Company reflects finance leases as a component of Leases, non-current on the Condensed Consolidated Balance Sheet. The finance leases were not material for the period ended June 30, 2021.

The following table presents information about the Company's Right of Use (ROU) assets and lease liabilities at June 30, 2021:

ROU assets:
Non-current operating lease ROU assets	$29,703

Operating lease liabilities:
Current operating lease liabilities[1]	$8,261
Non-current operating lease liabilities	39,816
Total operating lease liabilities	$48,077
________________________________
1    Amounts are included in Accrued Expenses on the Condensed Consolidated Balance Sheet.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

The following table presents information about lease expense and sublease income for the three and six months ended June 30, 2021:

	Three Months Ended	Six Months Ended
	June 30, 2021	June 30, 2021
Operating lease cost[1]	$2,433	$5,034
Other lease costs and income:
Variable lease costs[1,2]	793	1,568
Sublease income[1]	(833)	(1,778)
Total net lease cost	$2,393	$4,824
________________________________
1    Amounts are included in Cost of revenues, Selling, general and administrative and/or Research and development based on the function that the underlying leased asset supports which are reflected in the Condensed Consolidated Statements of Operations.
2    As part of the Company’s continued cost savings initiatives, the Company closed certain office spaces and terminated various lease agreements. These actions resulted in a $1.2 million ROU asset impairment charge for the six months ended June 30, 2021, which was determined by the present value of the forecasted future cash flows for the remaining lease term.

The following table provides the undiscounted amount of future cash flows included in our lease liabilities at June 30, 2021 for each of the five years subsequent to December 31, 2020 and thereafter, as well as a reconciliation of such undiscounted cash flows to our lease liabilities at June 30, 2021:

Operating Leases
Remaining 2021	$6,145
2022	10,946
2023	8,600
2024	8,346
2025	8,224
Thereafter	18,608
Total future lease payments	60,869
Less: amount representing interest	(12,792)
Present value of future lease payments (lease liability)	$48,077

The following table provides the weighted-average remaining lease term and weighted-average discount rates for our leases as of June 30, 2021:

Operating Leases:
Weighted-average remaining lease term (years), weighted based on lease liability balances	6.19
Weighted-average discount rate (percentages), weighted based on the remaining balance of lease payments	7.6%

The following table provides certain cash flow and supplemental noncash information related to our lease liabilities for the six months ended June 30, 2021:

Operating Leases:
Cash paid for amounts included in the measurement of lease liabilities	$7,348
Lease liabilities arising from obtaining right-of-use assets	—

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

During the second quarter of 2020, the Company entered into an agreement with STIN and AP Capital Holdings II, LLC (“APC”) to divest its remaining equity interest in STIN as well as settle its paid-in-kind purchase money note (“PIK note”) and certain amounts due as of December 31, 2019 in consideration for a $9.0 million secured promissory note (the “Note”), which includes contingent consideration of up to $16.0 million. The Note has an 8% interest rate and a 3-year stated term. As part of the arrangement, APC acquired a majority stake of STIN. Additionally, in the event of a sale of STIN by APC and STIN at a future date, the Company shall receive 5% of such sale proceeds, after reducing the sale proceeds by any outstanding amounts of the above Note, including any earned contingent consideration. The Company determined the fair value of the Note as of the transaction date to be approximately $4.8 million. The Company determined the fair value of the Note using a discounted cash flow analysis, which discounts the expected future cash flows of the asset to determine its fair value. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement. No gain or loss was recognized as a result of the transaction. As of June 30, 2021, the Company reassessed the fair value of the Note and there were no material changes.

7. Debt

Offering of Senior Notes

On June 30, 2021, the Company closed its underwritten public offering of $120.0 million aggregate principal amount of 8.375% senior notes due 2026 at a par value of $25.00 per Senior Note (the “Senior Notes”). The offering was conducted pursuant to an underwriting agreement (the “Notes Underwriting Agreement”) dated June 25, 2021, by and among the Company and B. Riley Securities, Inc., as representative of the several underwriters (the “Notes Underwriters”). At the closing, the Company issued $125.0 million aggregate principal amount of Senior Notes, inclusive of $5.0 million aggregate principal amount of Senior Notes issued pursuant to the full exercise of the Notes Underwriters’ option to purchase additional Senior Notes.

The Notes Underwriting Agreement contains customary representations, warranties and covenants of the Company, customary conditions to closing, indemnification obligations of the Company and the Notes Underwriters, including for liabilities under the Securities Act, other obligations of the parties and termination provisions.

On June 30, 2021, the Company entered into an indenture (the “Base Indenture”) and a supplemental indenture (the “First Supplemental Indenture” and, together with the Base Indenture, the “Indenture”) with The Bank of New York Mellon Trust Company National Association, as trustee (the “Trustee”), between the Company and the Trustee. The Indenture establishes the form and provides for the issuance of the Senior Notes.

The Senior Notes are senior unsecured obligations of the Company and rank equally in right of payment with all of the Company’s existing and future senior unsecured and unsubordinated indebtedness. The Senior Notes are effectively subordinated in right of payment to all of the Company’s existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness and structurally subordinated to all existing and future indebtedness of the Company’s subsidiaries, including trade payables. The Senior Notes bear interest at the rate of 8.375% per annum. Interest on the Senior

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Notes is payable quarterly in arrears on January 31, April 30, July 31 and October 31 of each year, commencing on July 31, 2021. The Senior Notes will mature on June 30, 2026, unless redeemed prior to maturity.

The Company may, at its option, at any time and from time to time, redeem the Senior Notes for cash in whole or in part (i) on or after June 30, 2022 and prior to June 30, 2023, at a price equal to $25.75 per Senior Note, plus accrued and unpaid interest to, but excluding, the date of redemption, (ii) on or after June 30, 2023 and prior to June 30, 2024, at a price equal to $25.50 per Senior Note, plus accrued and unpaid interest to, but excluding, the date of redemption, (iii) on or after June 30, 2024 and prior to June 30, 2025, at a price equal to $25.25 per Senior Note, plus accrued and unpaid interest to, but excluding, the date of redemption, and (iv) on or after June 30, 2025 and prior to maturity, at a price equal to 100% of their principal amount, plus accrued and unpaid interest to, but excluding, the date of redemption. On and after any redemption date, interest will cease to accrue on the redeemed Senior Notes.

The Indenture contains customary events of default and cure provisions. If an uncured default occurs and is continuing, the Trustee or the holders of at least 25% of the principal amount of the Senior Notes may declare the entire amount of the Senior Notes, together with accrued and unpaid interest, if any, to be immediately due and payable. In the case of an event of default involving the Company’s bankruptcy, insolvency or reorganization, the principal of, and accrued and unpaid interest on, the principal amount of the Senior Notes, together with accrued and unpaid interest, if any, will automatically, and without any declaration or other action on the part of the Trustee or the holders of the Senior Notes, become due and payable.

The carrying amounts of the Company’s borrowings were as follows:

Senior Notes	June 30, 2021	December 31, 2020
8.375% Senior Notes due 2026	$125,000	$—
Unamortized discount and debt issuance cost[1]	(7,811)	—
Carrying value of Senior Notes	$117,189	$—
________________________________
1 Debt issuance are deferred and amortized into interest expense using the effective interest method.

The total fair value of our outstanding senior notes approximates its issued price. The Company is in compliance with its debt covenants as of June 30, 2021.

2019 Revolving Credit Facility

On October 4, 2019, the Company entered into a Credit Agreement with Citizens Bank, N.A., for a $10.0 million Revolving Credit Facility. Borrowings under the Revolving Credit Facility bore interest at a rate equal to, at the Company’s option, either (1) the arithmetic average of the LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period (one, three or six months (or 12 months if agreed to by all applicable Lenders)) as selected by the Company relevant to such borrowing plus the applicable margin, or (2) a base rate determined by reference to the greatest of the federal funds rate plus 0.5%, the prime commercial lending rate as determined by the Agent, and the daily LIBOR rate plus 1.0%, in each case plus an applicable margin and subject to a floor of 0.5%.

On November 9, 2020, the Company entered into an amended credit agreement which changes the terms of the Company’s debt covenants.

On June 30, 2021, the Company paid off the outstanding balance and closed the Revolving Credit Facility.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Interest expense

The following table summarizes the Company’s interest expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
2019 Revolving Credit Facility
Amortization of debt issuance costs	$72	$12	$84	$28
Commitment fee	—	—	—	4
Interest on borrowings	63	68	126	82
Other[1]	9	4	29	215
Total	$144	$84	$239	$329
________________________________
1 Mainly finance leases’ related interest expense

Debt issuance costs are deferred and amortized to interest expense using the effective interest method. The interest expense for the Senior Notes was not material for the quarter.

8. Accumulated Other Comprehensive (Loss) / Income

The changes in accumulated other comprehensive (loss) income during the six months ended June 30, 2021 were as follows:

	Balance at December 31, 2020	Other comprehensive (loss) income	Tax effect	Balance at June 30, 2021
Foreign currency	$(26,076)	$(1,768)	$—	$(27,844)
Unrealized loss on intra-entity foreign currency transactions	(2,137)	807	(268)	(1,598)
Total	$(28,213)	$(961)	$(268)	$(29,442)

9. Stockholders’ Equity

Common Stock

Each holder of common stock is entitled to vote on all matters and is entitled to one vote for each share held. Dividends on common stock will be paid when, and if, declared by the Company’s Board of Directors. No dividends have ever been declared or paid by the Company.

Common Stock Offering

On June 29, 2021, the Company closed its underwritten public offering of common stock, par value $0.0001 per share. The offering was conducted pursuant to an underwriting agreement (the “Underwriting Agreement”) dated June 24, 2021, by and between the Company and B. Riley Securities, Inc., as representative of the several underwriters (the “Underwriters”) for net proceeds of $102.3 million. At the closing, the Company issued 42,307,692 shares of common stock, inclusive of 3,846,154

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

shares of common stock issued pursuant to the full exercise of the Underwriters’ option to purchase additional shares of common stock. The Company used the net proceeds for the redemption of the Series A Convertible Preferred Stock.

Preferred Stock

The Company’s Board of Directors (the “Board”) is authorized to issue preferred shares and has the discretion to determine the rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences of preferred stock.

Series B Non-Convertible Preferred Stock

On June 30, 2021, the Company closed a private placement of 75,000 shares of its Series B Perpetual Non-Convertible Preferred Stock, par value $0.0001 per share, with an initial liquidation preference of $1,000 per share (the “Series B Preferred Stock”), for net proceeds of $72.5 million (the “Series B Transaction”). The sale of the Series B Preferred Stock was pursuant to the Series B Preferred Stock Purchase Agreement, dated as of June 24, 2021 (the “Series B Purchase Agreement”), between the Company and B. Riley Principal Investments, LLC (“BRPI”).

In connection with the closing of the Series B Transaction, the Company (i) filed a Certificate of Designation with the State of Delaware setting forth the rights, preferences, privileges, qualifications, restrictions and limitations on the Series B Preferred Stock (the “Series B Certificate”) and (ii) entered into an Investor Rights Agreement with B. Riley Financial, Inc. (“B. Riley Financial”) and BRPI setting forth certain governance and registration rights of B. Riley Financial with respect to the Company.

Certificate of Designation of the Series B Preferred Stock

The rights, preferences, privileges, qualifications, restrictions and limitations of the shares of Series B Preferred Stock are set forth in the Series B Certificate. Under the Series B Certificate, the holders of the Series B Preferred Stock are entitled to receive, on each share of Series B Preferred Stock on a quarterly basis, an amount equal to the dividend rate, as described in the following sentence, divided by four and multiplied by the then-applicable Liquidation Preference per share of Series B Preferred Stock (collectively, the “Preferred Dividends”). The dividend rate is (1) 9.5% per annum for the period commencing on June 30, 2021 and ending on and including December 31, 2021, (2) 13% per annum for the year commencing on January 1, 2022 and ending on and including December 31, 2022; and (3) 14% per annum for the year commencing on January 1, 2023 and thereafter. The Preferred Dividends will be due in cash on January 1, April 1, July 1 and October 1 of each year (each, a “Series B Dividend Payment Date”). The Company may choose to pay the Series B Preferred Dividends in cash or in additional shares of Series B Preferred Stock. In the event the Company does not declare and pay a dividend in cash on any Series B Dividend Payment Date, the unpaid amount of the Preferred Dividend will be added to the Liquidation Preference. As of June 30, 2021, the Liquidation Value and Redemption Value of the Series B Preferred Shares was $75.1 million.

On and after the fifth anniversary of the date of issuance, holders of shares of Series B Preferred Stock will have the right to cause the Company to redeem each share of Series B Preferred Stock for cash in an amount equal to the sum of the current liquidation preference and any accrued dividends. Each share of Series B Preferred Stock will also be redeemable at the option of the holder upon the occurrence of a “Fundamental Change” at (i) par in the case of a payment in cash or (ii) 1.5 times par in the case of payment in shares of Common Stock (such shares being, “Registrable Securities”), subject to certain limitations on the amount of stock that could be issued to the holders of Series B Stock. In addition, the Company will be permitted to redeem outstanding shares of the Series B Preferred Stock at any time for the sum of the then-applicable Liquidation Preference and the accrued but unpaid dividends. Pursuant to the Series B Certificate, the Company will be required to use (i) the first $50.0 million of proceeds from certain transactions (i.e., disposition, sale of assets, tax refunds) received by the Company to redeem for cash, shares of the Series B Preferred Stock, on a pro rata basis among each holder of Series B Preferred Stock and (ii) the next $25.0 million of proceeds from certain transactions received by the Company may be used by the Company to buy back shares of Common Stock and to the extent, not used for such purpose by the Company, to redeem, for cash, shares of the Series B Preferred Stock, on a pro rata basis among each holder of the Series B Preferred Stock.

The Company shall be required to obtain the prior written consent of the holders holding at least a majority of the outstanding shares of the Series B Preferred Stock before taking certain actions, including: (i) certain dividends, repayments and redemptions; (ii) any amendment to the Company’s certificate of incorporation that adversely affects the rights,

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

preferences, privileges or voting powers of the Series B Preferred Stock; and (iii) issuances of stock ranking senior or equivalent to shares of the Series B Preferred Stock (including additional shares of the Series B Preferred Stock) in the priority of payment of dividends or in the distribution of assets upon any liquidation, dissolution or winding up of the Company. Other than with respect to the foregoing consent rights, the Series B Preferred Stock is non-voting stock.

Investor Rights Agreement

On June 30, 2021, the Company, B. Riley Financial and BRPI entered into an Investor Rights Agreement (the “Investor Rights Agreement”). Pursuant to the Investor Rights Agreement, for so long as affiliates of B. Riley Financial beneficially own at least 10% of the outstanding shares of Common Stock (unless such equity threshold percentage is not met due to dilution from equity issuances), B. Riley Financial is entitled to nominate one Class II director (the “B. Riley Nominee”) to the Company’s board of directors (the “Board”), who shall be an employee of B. Riley Financial or its affiliates and is approved by the Board, such approval not to be unreasonably withheld. For so long as affiliates of B. Riley Financial beneficially own 5% or more but less than 10% of the outstanding shares of Common Stock (unless such equity threshold percentage is not met due to dilution from equity issuances), B. Riley Financial is entitled to certain board observer rights.

A summary of the Company’s Series B Perpetual Non-Convertible Preferred Stock balance at June 30, 2021 and changes during the six months ended June 30, 2021, are presented below:

	Series B Preferred Stock
	Shares	Amount
Balance at December 31, 2020	—	$—
Issuance of Preferred Stock	75	75,000
Initial discount and issuance costs related to preferred stock	—	(2,494)
Balance at June 30, 2021	75	$72,506

Series A Convertible Preferred Stock

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

Redemption of Series A Preferred Stock

The net proceeds from the common stock public offering, Senior Note offering and the Series B Preferred Stock transaction was used in part to fully redeem all outstanding shares of the Company’s Series A Preferred Stock on June 30, 2021 (the “Redemption”). The Company redeemed in full all of the 268,917 outstanding shares of the Series A Preferred Stock for an an aggregate Redemption Price of $278.7 million and all rights under the Investor Rights Agreement relating to the Series A Preferred Stock were terminated effective with the Redemption. No Series A Preferred Stock remain outstanding or authorized as of June 30, 2021.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

A summary of the Company’s Series A Convertible Participating Perpetual Preferred Stock balance at June 30, 2021 and changes during the six months ended June 30, 2021, are presented below:

	Series A Preferred Stock
	Shares	Amount
Balance at December 31, 2020	250	$237,641
Amortization of preferred stock issuance costs	—	12,791
Issuance of preferred PIK dividend	19	18,485
Payment of preferred dividend	—	9,748
Redemption of Series A preferred shares	(269)	(278,665)
Balance at June 30, 2021	—	$—

The Company and Siris Capital Group, LLC (“Siris”) entered into an Advisory Services Agreement dated as of May 18, 2020 under which Siris may provide consulting and advisory services to the Company on operational, business, financial and strategic matters. All obligations related to this Advisory Services Agreement were paid by the Company and the Advisory Services Agreement was terminated as of June 30, 2021.

Registration Rights

The Investor Rights Agreement entered into June 30, 2021 provides that in the event Synchronoss issues Registrable Securities to the holders of Series B Preferred Stock, such holders will have certain demand and piggy-back registration rights with respect to such Registrable Securities. In addition, on June 30, 2021, in connection with the redemption of the Series A Preferred Stock, the Investor Rights Agreement between the Company and Silver terminated.

Stock Plans

On June 14, 2021 the Company filed a registration statement with the Securities and Exchange Commission to issue 3.0 million shares of common stock under the Company’s 2015 Equity Incentive Plan as approved by the Company’s shareholders at the Annual Meeting of Shareholders on June 10, 2021. There were no significant changes to the Company’s 2017 New Hire Equity Incentive Plan during the three and six months ended June 30, 2021. As of June 30, 2021, there were 0.6 million shares available for the grant or award under the Company’s 2015 Equity Incentive Plan and 0.4 million shares available for the grant or award under the Company’s 2017 New Hire Equity Incentive Plan.

The Company’s performance cash awards granted to executives under the Long Term Incentive (“LTI”) Plans have been accounted for as liability awards, due to the Company’s intent and the ability to settle such awards in cash upon vesting and the Company has reflected such awards in accrued expenses. As of June 30, 2021, the liability for such awards is approximately $0.3 million.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Stock-Based Compensation

The following table summarizes stock-based compensation expense related to all of the Company’s stock awards included by operating expense categories, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of revenues	$379	$642	$857	$1,394
Research and development	696	1,071	1,551	2,502
Selling, general and administrative	1,270	3,274	2,658	6,260
Total stock-based compensation expense	$2,345	$4,987	$5,066	$10,156

The following table summarizes stock-based compensation expense related to all of the Company’s stock awards included by award type, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Stock options	$893	$1,805	$1,848	$3,588
Restricted stock awards	1,329	2,962	3,039	6,296
Performance Based Cash Units	123	220	179	272
Total stock-based compensation before taxes	$2,345	$4,987	$5,066	$10,156
Tax benefit	$440	$664	$937	$1,588

The total stock-based compensation cost related to unvested equity awards as of June 30, 2021 was approximately $14.4 million. The expense is expected to be recognized over a weighted-average period of approximately 1.5 years.

The total stock-based compensation cost related to unvested performance based cash units as of June 30, 2021 was approximately $1.3 million. The expense is expected to be recognized over a weighted-average period of approximately 2.3 years.

Stock Options

The Company uses the Black-Scholes option pricing model for determining the estimated fair value for stock options. The weighted-average assumptions used in the Black-Scholes option pricing model are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Expected stock price volatility	83.1%	76.1%	83.1%	72.0%
Risk-free interest rate	0.6%	0.4%	0.6%	1.4%
Expected life of options (in years)	4.25	4.45	4.24	4.42
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Weighted-average fair value (PSV) of the options	$1.81	$1.73	$1.89	$3.08

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

The following table summarizes information about stock options outstanding as of June 30, 2021:

Options	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2020	4,423	$9.60
Options Granted	1,903	3.08
Options Exercised	—	—
Options Cancelled	(950)	11.29
Outstanding at June 30, 2021	5,376	$6.99	5.44	$1,053
Vested and exercisable at June 30, 2021	1,778	$12.84	3.71	$1

The total intrinsic value of stock options exercisable at June 30, 2021 and 2020 was $0.6 thousand and nil, respectively. The total intrinsic value of stock options exercised during the six months ended June 30, 2021 and 2020 was nil and nil, respectively.

Awards of Restricted Stock and Performance Stock

A summary of the Company’s unvested restricted stock at June 30, 2021, and changes during the six months ended June 30, 2021, is presented below:

Unvested Restricted Stock	Number of Awards	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2020	1,510	$7.05
Granted	1,960	3.12
Vested	(693)	7.48
Forfeited	(191)	4.92
Unvested at June 30, 2021	2,586	$4.07

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

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

A summary of the Company’s unvested performance-based cash units at June 30, 2021 and changes during the six months ended June 30, 2021, is presented below:

Unvested Cash Units	Number of Units	Period End Fair Value
Unvested at December 31, 2020	907	$4.70
Granted	1,546	—
Granted adjustment[1]	(308)
Vested	(30)	—
Forfeited	—	—
Unvested at June 30, 2021	2,115	$3.58
___________________________
1 Includes changes in the unvested units due to performance adjustments

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

10. Income Taxes

The Company recognized approximately $0.4 million and $20.4 million in related income tax benefit during the six months ended June 30, 2021 and 2020, respectively. The effective tax rate was approximately 2.4% for the six months ended June 30, 2021, which was lower than the U.S. federal statutory rate primarily due to pre-tax losses in jurisdictions where full valuation allowances have been recorded, pre-tax losses in jurisdictions which have a zero tax rate, and certain foreign jurisdictions projecting current income tax expense. During the period, the Company also recognized a discrete income tax benefit associated with the release of certain reserves for uncertain tax benefits. The Company’s effective tax rate was approximately 83.5% for the six months ended June 30, 2020, which was higher than the U.S. federal statutory rate primarily due to the Company’s ability to recognize certain loss carrybacks as a result of the enactment of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) in the first quarter of 2020, the impact of the redemption of the Company’s interest in STIN and valuation allowances recorded in domestic and foreign jurisdictions, partially offset by the impact of permanent book-tax differences. The Company continues to consider all available evidence, including historical profitability and projections of future taxable income together with new evidence, both positive and negative, that could affect the view of the future realization of deferred tax assets. As a result of the assessment, no change was recorded by the Company to the valuation allowance during the six months ended June 30, 2021.

On March 11, 2021 the American Rescue Plan Act ("ARPA") was signed into law which is aimed at addressing the continuing economic and health impacts of the COVID-19 pandemic. This legislation relief, along with the previous governmental relief packages provide for numerous changes to current tax law. The Company does not anticipate that ARPA will have a material impact on its financial statements in the period ending June 30, 2021.

Subsequent to the close of the quarter, the Internal Revenue Service commenced an audit of certain of the Company’s prior year U.S. federal income tax filings, including the 2015, 2016 and 2018 tax years. The Company does not believe that the results of this audit will have a material effect on its financial position or results of operations.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

11. Restructuring

The Company continues to execute certain restructurings to identify workforce optimization opportunities to better align the Company’s resources with its key strategic priorities. A summary of the Company’s restructuring accrual at June 30, 2021 and changes during the six months ended June 30, 2021, are presented below:

	Balance at December 31, 2020	Charges	Payments	Other Adjustments	Balance at June 30, 2021
Employment termination costs	$1,580	$1,590	$(1,600)	$—	$1,570

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator - Basic:
Net loss from continuing operations	$(2,420)	$(694)	$(14,786)	$(4,044)
Net income (loss) attributable to redeemable noncontrolling interests	(50)	(165)	286	(182)
Preferred stock dividend[1]	(21,476)	(9,289)	(32,006)	(18,197)
Net loss attributable to Synchronoss	$(23,946)	$(10,148)	$(46,506)	$(22,423)

Numerator - Diluted:
Net loss from continuing operations attributable to Synchronoss	$(23,946)	$(10,148)	$(46,506)	$(22,423)

Denominator:
Weighted average common shares outstanding — basic	44,131	41,697	43,438	41,482
Dilutive effect of:
Shares from assumed conversion of preferred stock[2]	—	—	—	—
Shares from assumed conversion of Performance Based Cash Units[3]	—	—	—	—
Weighted average common shares outstanding — diluted	44,131	41,697	43,438	41,482

Basic EPS
Earnings per share:
Basic	$(0.54)	$(0.24)	$(1.07)	$(0.54)
Diluted	$(0.54)	$(0.24)	$(1.07)	$(0.54)
Anti-dilutive stock options excluded	—	—	—	—
Unvested shares of restricted stock awards	2,586	2,220	2,586	2,220
________________________________
1    Includes preferred stock amortization costs accelerated due to Series A Preferred stock redemption.
2    The calculation does not include the effect of assumed conversion of preferred stock of 14,939,846 and 12,956,487 shares for the three months ended June 30, 2021 and 2020, respectively; and 14,679,984 and 12,729,876 shares for the six months ended June 30, 2021 and 2020, respectively; which is based on 55.5556 shares per $1,000 principal amount of the preferred stock, because the effect would have been anti–dilutive.
3    The calculation does not include the effect of assumed conversion of Performance Based Cash Units of 826,742 and nil shares for the three months ended June 30, 2021 and 2020, respectively; and 699,023 and nil shares for the six months ended June 30, 2021 and 2020, respectively; which is based on 1 share per 1 Performance Based Cash Unit, because the effect would have been anti–dilutive.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

13. Commitments, Contingencies and Other

Purchase Obligations

Aggregate annual future minimum payments under non-cancelable agreements are as follows:

Year	Non-cancelable agreements
2021	$5,529
2022	16,471
2023	13,807
2024 and thereafter	21,995
Total	$57,802

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

On September 15, 2017, October 24, 2017, October 27, 2017 and October 30, 2017, Company shareholders filed derivative lawsuits against certain of the Company’s current and former officers and directors and the Company (as nominal defendant) in the United States District Court for the District of New Jersey (the “Derivative Suits”). On May 24, 2018, the Court consolidated the Derivative Suits and appointed Lisa LeBoeuf as lead plaintiff. The lead plaintiff designated as the Operative Complaint the complaint she previously had filed on October 27, 2017. On March 11, 2019, the defendants filed a motion to dismiss the Operative Complaint, which the Court granted in substantial part on November 26, 2019. On December 10, 2019,

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

the defendants filed a motion for reconsideration respecting the only claim to survive the motion to dismiss. On June 12, 2020, the Court granted the defendants’ motion for reconsideration and dismissed the remaining claim without prejudice, allowing lead plaintiff leave to amend her complaint. On July 13, 2020, lead plaintiff filed an amended complaint. The amended complaint alleges claims related to breaches of fiduciary duties and unjust enrichment. The amended complaint’s allegations relate to substantially the same facts as those underlying the Securities Law Action described above. On April 30, 2021, the Court dismissed Plaintiff’s amended complaint in its entirety. Plaintiff filed a notice of appeal on May 28, 2021. Due to the inherent uncertainties of litigation, including a potential appeal, the Company cannot predict the outcome of the action at this time and can give no assurance that the asserted claims will not have a material adverse effect on our financial position or results of operations.

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

On May 7, 2021, a mediation took place concerning the Securities Law Action and all of the derivative actions. The Company and the parties to those actions are in the process of seeking to finalize a settlement of all claims.

On June 22, 2021, the Securities and Exchange Commission (“SEC”) staff notified the Company that the staff has made a preliminary determination to recommend that the SEC initiate an enforcement action against the Company in connection with certain financial transactions that the Company effected in 2015 and 2016 and its disclosure of and accounting for such transactions, which the Company restated in the third quarter of 2018 in its restated annual and quarterly financial statements for 2015 and 2016. That restatement followed the Company’s announcement, on June 13, 2017 (the “June 2017 Announcement”), that certain of its prior financial statements would need to be restated. Certain individuals, including certain current and former members of Synchronoss' management team, received similar notifications. The Company is in discussions with the SEC staff regarding the prospect of resolving this matter through settlement. If the Company is unable to resolve this matter through settlement then it would expect to receive a “Wells notice” from the SEC staff in connection with this matter. Although a Wells notice is neither a formal charge of wrongdoing nor a final determination that the recipient has violated any law, it is a formal notice that the SEC has made a preliminary determination to bring an enforcement action against the recipient. Upon receipt of a Wells notice, the recipient has the opportunity to respond to the SEC staff’s position before any formal enforcement action is taken.

In the third quarter of 2017, the SEC and Department of Justice initiated investigations in connection with the June 2017 Announcement and certain transactions that the Company restated in the third quarter of 2018. The Company has received subpoenas, produced documents, and provided additional information to the government in connection with those investigations.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Due to the inherent uncertainties of government investigations, the Company cannot predict the outcome of these government investigations or the SEC staff’s preliminary determination at this time and can give no assurance that the asserted claims will not have a material adverse effect on its financial position, prospects or results of operations. It is possible that the ultimate amount of the Company’s liability could be higher than its current reserve.

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

14. Additional Financial Information

Other Income, net

The following table sets forth the components of included in the Other Income, net included in the Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
FX gains (losses)[1]	$969	$315	$(2,304)	$101
Government refunds	5	552	5	552
Income from sale of intangible assets[2]	550	321	550	2,164
Other[3]	52	179	(71)	241
Total	$1,576	$1,367	$(1,820)	$3,058
________________________________
1 Fair value of foreign exchange gains and losses
2 Represents gain on sale of certain of the Company’s IP addresses and Patents
3 Represents an aggregate of individually immaterial transactions

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

Impacts of COVID-19

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

Our top five customers accounted for 70.2% and 69.6% of net revenues for the six months ended June 30, 2021 and June 30, 2020, respectively. Contracts with these customers typically run for three to five years. Of these customers, Verizon accounted for more than 10% of our revenues in 2021 and 2020. The loss of Verizon as a customer would have a material negative impact on our company. However, we believe that the costs incurred and subscriber disruption by Verizon to replace Synchronoss’ solutions would be substantial.

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

Discussion of the Condensed Consolidated Statements of Operations

Three months ended June 30, 2021 compared to the three months ended June 30, 2020

The following table presents an overview of our results of operations for the three months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30, 2021		2021 vs 2020
	2021	2020	$ Change
Net revenues	$71,532	$76,535	$(5,003)
Cost of revenues[1]	27,142	29,480	(2,338)
Research and development	17,197	19,096	(1,899)
Selling, general and administrative	21,909	24,640	(2,731)
Restructuring charges	877	4,493	(3,616)
Depreciation and amortization	8,485	10,284	(1,799)
Total costs and expenses	75,610	87,993	(12,383)
Loss from continuing operations	$(4,078)	$(11,458)	$7,380
________________________________
1    Cost of revenues excludes depreciation and amortization which are shown separately.

Net revenues decreased $5.0 million to $71.5 million for the three months ended June 30, 2021, compared to the same period in 2020. The decrease in revenue is primarily attributable to non-recurring license sales and one-time professional services in the prior period and the accounting treatment of deferred revenue due to a customer renewal as per ASC 606, which was signed in in the third quarter of fiscal 2020. These changes were partially offset by growth in cloud subscribers and the acceleration of subscription revenue from the dissolution of a previous customer.

Cost of revenues decreased $2.3 million to $27.1 million for the three months ended June 30, 2021, compared to the same period in 2020. The 2021 decrease was primarily attributable to the year over year reduction in revenue and the cost savings from strategic initiatives implemented in the year driven mainly by data center consolidation and operating expense savings.

Research and development expense decreased $1.9 million to $17.2 million for the three months ended June 30, 2021, compared to the same period in 2020. The research and development costs decreased year over year mainly as a result of executed cost savings initiatives to streamline our workforce and reduce vendor spend.

Selling, general and administrative expense decreased $2.7 million to $21.9 million for the three months ended June 30, 2021, compared to the same period in 2020. The 2021 decrease was primarily attributable to significant cost cutting initiatives executed in year which included headcount reductions, reduced vendor spending and lower facility costs.

Restructuring charges were $0.9 million and $4.5 million for the three months ended June 30, 2021 and 2020, respectively, which primarily related to employment termination costs as a result of the work-force reductions initiated in the current year to reduce operating costs and align our resources with our key strategic priorities.

Depreciation and amortization expense decreased $1.8 million to $8.5 million for the three months ended June 30, 2021, compared to the same period in 2020. The 2021 decrease was primarily attributable to the expiration of amortizable acquired assets in combination with reduced capital expenditures mainly as a result of the data center consolidation project and efforts to streamline business operations, partially offset by the increased amortization of capitalized software.

Income tax. The Company recognized approximately $0.2 million and $8.0 million in related income tax benefit during the three months ended June 30, 2021 and 2020, respectively. The effective tax rate was approximately 7.7% for the three months ended June 30, 2021, which was lower than the U.S. federal statutory rate primarily due to pre-tax losses in jurisdictions where full valuation allowances have been recorded, and in zero rate jurisdictions, and discrete tax benefits associated with the release of certain uncertain tax benefit reserves, partially offset by certain foreign jurisdictions projecting current income tax expense. The Company’s effective tax rate was approximately 92.0% for the three months ended June 30, 2020, which was higher than the U.S. federal statutory rate primarily due to the Company’s ability to recognize certain loss carrybacks as a result of the enactment of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) in the first quarter of 2020, the impact of the redemption of the Company’s interest in STIN and valuation allowances recorded in domestic and foreign jurisdictions, partially offset by the impact of permanent book-tax differences.

Discussion of the Condensed Consolidated Statements of Operations

Six months ended June 30, 2021 compared to the six months ended June 30, 2020

The following table presents an overview of our results of operations for the six months ended June 30, 2021 and 2020 (in thousands):

	Six Months Ended June 30,		$ Change
	2021	2020	$ Change
Net revenues	$137,031	$153,657	$(16,626)
Cost of revenues[1]	55,779	64,951	(9,172)
Research and development	34,594	38,884	(4,290)
Selling, general and administrative	39,837	50,984	(11,147)
Restructuring charges	1,590	5,943	(4,353)
Depreciation and amortization	18,352	21,640	(3,288)
Total costs and expenses	150,152	182,402	(32,250)
Loss from continuing operations	$(13,121)	$(28,745)	$15,624
________________________________
1    Cost of revenues excludes depreciation and amortization which are shown separately.

Net revenues decreased $16.6 million to $137.0 million for the six months ended June 30, 2021, compared to the same period in 2020. The decrease in revenue is primarily attributable to non-recurring license sales and one-time professional services in the prior period and the accounting treatment of deferred revenue due to a customer renewal as per ASC 606, which was signed in in the third quarter of fiscal 2020. These changes were partially offset by growth in cloud subscribers and the acceleration of subscription revenue from the dissolution of a previous customer.

Cost of revenues decreased $9.2 million to $55.8 million for the six months ended June 30, 2021, compared to the same period in 2020.  The 2021 decrease was primarily due to cost savings initiatives implemented by the Company. These initiatives resulted in a significant decrease in cost of revenues driven mainly by data center consolidation and operating expense savings.

Research and development expense decreased $4.3 million to $34.6 million for the six months ended June 30, 2021, compared to the same period in 2020. The research and development costs decreased year over year mainly as a result of executed cost savings initiatives to streamline our workforce and reduce vendor spend.

Selling, general and administrative expense decreased $11.1 million to $39.8 million for the six months ended June 30, 2021, compared to the same period in 2020. The 2021 decrease was primarily driven by cost savings initiatives that resulted in a decrease in employee costs, facilities, and external costs related to outside consultants and legal fees.

Restructuring charges decreased $4.4 million to $1.6 million for the six months ended June 30, 2021, compared to the same period in 2020, which primarily related to employment termination costs as a result of the work-force reductions initiated in the current year to reduce operating costs and align our resources with our key strategic priorities.

Depreciation and amortization expense decreased $3.3 million to $18.4 million for the six months ended June 30, 2021, compared to the same period in 2020. The 2021 decrease was primarily attributable to the expiration of amortizable acquired assets in combination with reduced capital expenditures mainly as a result of the data center consolidation project and efforts to streamline business operations, partially offset by the increased amortization of capitalized software.

Income tax. The Company recognized approximately $0.4 million and $20.4 million in related income tax benefit during the six months ended June 30, 2021 and 2020, respectively. The effective tax rate was approximately 2.4% for the six months ended June 30, 2021, which was lower than the U.S. federal statutory rate primarily due to pre-tax losses in jurisdictions where full valuation allowances have been recorded, pre-tax losses in jurisdictions which have a zero tax rate, and certain foreign jurisdictions projecting current income tax expense. During the period, the Company also recognized a discrete income tax benefit associated with the release of certain reserves for uncertain tax benefits. The Company’s effective tax rate was approximately 83.5% for the six months ended June 30, 2020, which was higher than the U.S. federal statutory rate primarily due to the Company’s ability to recognize certain loss carrybacks as a result of the enactment of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) in the first quarter 2020, the impact of the redemption of the Company’s interest in STIN and valuation allowances recorded in domestic and foreign jurisdictions, partially offset by the impact of permanent book-tax differences. The Company continues to consider all available evidence, including historical profitability and projections of future taxable income together with new evidence, both positive and negative, that could affect the view of the future realization of deferred tax assets. As a result of the assessment, no change was recorded by the Company to the valuation allowance during the six months ended June 30, 2021.

Liquidity and Capital Resources

As of June 30, 2021, our principal sources of liquidity were cash provided by operations and the remaining proceeds from the financing transactions. Our cash and cash equivalents balance was $32.6 million at June 30, 2021. We anticipate that our principal uses of cash and cash equivalents will be to fund our business, including technology expansion and working capital.

At June 30, 2021, our non-U.S. subsidiaries held approximately $6.9 million of cash and cash equivalents that are available for use by our operations around the world. At this time, we believe the funds held by all non-U.S. subsidiaries will be permanently reinvested outside of the U.S. However, if these funds were repatriated to the U.S. or used for U.S. operations, certain amounts could be subject to U.S. tax for the incremental amount in excess of the foreign tax paid. Due to the timing and circumstances of repatriation of these earnings, if any, it is not practical to determine the unrecognized deferred tax liability related to the amount.

We believe that our existing cash, cash equivalents, and our ability to manage working capital and expected positive cash flows generated from operations in combination with continued expense reductions will be sufficient to fund our operations for the next twelve months from the filing date of this Form 10-Q based on our current business plans. However, as the impact of the COVID-19 pandemic on the economy and our operations evolves, we will continue to assess our liquidity needs. Given the economic uncertainty as a result of the pandemic, we have taken actions to improve our current liquidity position, including, reducing working capital, reducing operating costs and substantially reducing discretionary spending. Even with these actions however, an extended period of economic disruption as a result of the continued global impact of COVID-19 could materially affect our business, results of operations, ability to meet debt covenants, access to sources of liquidity and financial condition. Our liquidity plans are subject to a number of risks and uncertainties, including those described in the "Forward-Looking Statements" section of this MD&A and Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, some of which are outside of our control.

Redemption of Series A Preferred Stock

The net proceeds from our public offering of common stock, Senior Note offering and the Series B Preferred Stock transaction was used in part to fully redeem all outstanding shares of Series A Preferred Stock on June 30, 2021 (the “Redemption”).

For further details, see Note 7. Debt and Note 9. Stockholders’ Equity of the Notes to Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q.

Series B Preferred Stock

On June 30, 2021, we closed a private placement of 75,000 shares of or Series B Preferred Stock, for an aggregate purchase price of $75.0 million. The holders of the Series B Preferred Stock are entitled to receive, on each share of Series B Preferred Stock on a quarterly basis, an amount equal to the dividend rate, as described in the following sentence, divided by four and multiplied by the then-applicable Liquidation Preference (as defined in the Series B Certificate) per share of Series B Preferred

Stock (collectively, the “Preferred Dividends”). The dividend rate is (1) 9.5% per annum for the period commencing on June 30, 2021 and ending on and including December 31, 2021, (2) 13% per annum for the year commencing on January 1, 2022 and ending on and including December 31, 2022; and (3) 14% per annum for the year commencing on January 1, 2023 and thereafter. The Preferred Dividends will be due in cash on January 1, April 1, July 1 and October 1 of each year (each, a “Series B Dividend Payment Date”). The Company may choose to pay the Series B Preferred Dividends in cash or in additional shares of Series B Preferred Stock. In the event Synchronoss does not declare and pay a dividend in cash on any Series B Dividend Payment Date, the unpaid amount of the Preferred Dividend will be added to the Liquidation Preference.

On and after the fifth anniversary of the date of issuance, holders of shares of Series B Preferred Stock will have the right to cause Synchronoss to redeem each share of Series B Preferred Stock for cash in an amount equal to the sum of the current liquidation preference and any accrued dividends. Each share of Series B Preferred Stock will also be redeemable at the option of the holder upon the occurrence of a “Fundamental Change” (as that term is defined in the Series B Certificate) at (i) par in the case of a payment in cash or (ii) 1.5 times par in the case of payment in shares of Common Stock (such shares being, “Registrable Securities”), subject to certain limitations on the amount of stock that could be issued to the holders of Series B Stock. In addition, the Company will be permitted to redeem outstanding shares of the Series B Preferred Stock at any time for the sum of the then-applicable Liquidation Preference and the accrued but unpaid dividends. Pursuant to the Series B Certificate, Synchronoss will be required to use (i) the first proceeds $50.0 million of proceeds from certain transactions (i.e., disposition, sale of assets, tax refunds) received by the Company to redeem for cash, shares of Series B Preferred Stock, on a pro rata basis among each holder of Series B Preferred Stock and (ii) the next $25.0 million of proceeds from certain transactions received by the Company may be used by the Company to buy back shares of Common Stock, and to the extent, not used for such purpose by the Company, to redeem, for cash, shares of Series B Preferred Stock, on a pro rata basis among each holder of Series B Preferred Stock.

Revolving Credit Facility

We repaid in full and closed our Revolving Credit Facility as of June 30, 2021. For further details, see Note 7. Debt of the Notes to Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q.

Shelf Registration Statement

On August 19, 2020, the Company filed a universal shelf registration statement with the SEC for the issuance of common stock, preferred stock, debt securities, guarantees of debt securities, warrants and units up to an aggregate amount of $250.0 million (“the 2020 Shelf Registration Statement”). On August 28, 2020, the 2020 Shelf Registration Statement was declared effective by the SEC. As of June 30, 2021, except for the Common Stock offering and the issuance of Senior Notes, the Company has not raised additional capital using the 2020 Shelf Registration Statement.

Discussion of Cash Flows

A summary of net cash flows follows (in thousands):

	Six Months Ended June 30,		Change
	2021	2020	2021 vs 2020
Net cash provided by (used in):
Operating activities	$8,167	$1,608	$6,559
Investing activities	(11,659)	(6,934)	(4,725)
Financing activities	2,687	9,991	(7,304)

Our primary source of cash is receipts from revenue. The primary uses of cash are personnel and related costs, telecommunications and facility costs related primarily to our cost of revenue and general operating expenses including professional service fees, consulting fees, building and equipment maintenance and marketing expense.

Cash flows from operating activities for the six months ended June 30, 2021 was $8.2 million cash provided by operating activities, as compared to $1.6 million of cash provided by operating activities for the same period in 2020. The increase in cash provided by operations from the prior year is primarily attributable to favorable changes in working capital.

Cash flows from investing for the six months ended June 30, 2021 was $11.7 million cash used in investing, as compared to $6.9 million in cash used in investing activities during the same period in 2020. The cash used for investing in the current year was primarily related to the purchase of fixed assets and investment in capitalized software. The net decrease in cash used for investing in the prior year was primarily related to the investment in capitalized software offset by the sale of certain IP address assets.

Cash flows from financing for the six months ended June 30, 2021 was $2.7 million of cash provided, as compared to $10.0 million of cash provided by financing activities for the same period in 2020. In 2021, the net proceeds from our public offering of common stock, Senior Note offering and Series B Preferred Stock transaction was primarily used to fully redeem all outstanding shares of the Company’s Series A Preferred Stock and repay and close the Revolving Credit Facility on June 30, 2021. The cash provided from financing activities in the prior year was attributable to the drawdown from our Revolving Credit Facility.

Effect of Inflation

Although inflation generally affects us by increasing our cost of labor and equipment, we do not believe that inflation has had any material effect on our results of operations during the three or six months ended June 30, 2021 and 2020. We do not expect the current rate of inflation to have a material impact on our business.

Contractual Obligations
Our contractual obligations consist of contingent consideration, office equipment and colocation services and contractual commitments under third-party hosting, software licenses and maintenance agreements. The following table summarizes our long-term contractual obligations as of June 30, 2021 (in thousands).

	Payments Due by Period
	Total	2021	2022-2024	2025-2026	Thereafter
Capital lease obligations	$804	$131	$599	$74	$—
Operating lease obligations	60,868	6,145	27,892	16,268	10,563
Purchase obligations[1]	57,802	5,529	42,574	9,699	—
8.375% Senior Notes due 2026	125,000	—	—	125,000	—
Total	$244,474	$11,805	$71,065	$151,041	$10,563
_______________________________
1    Amount represents obligations associated with colocation agreements and other customer delivery related purchase obligations.

Uncertain Tax Positions

Unrecognized tax positions of $2.6 million at June 30, 2021 are excluded from the table above as we are not able to reasonably estimate when we would make any cash payments required to settle these liabilities, but we do not believe that the ultimate settlement of our obligations will materially affect our liquidity. We anticipate that the balance of unrecognized tax benefits will decrease by approximately $0.6 million over the next twelve months.

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

During the six months ended June 30, 2021, there were no significant changes in our critical accounting policies and estimates discussed in our Form 10-K for the year ended December 31, 2020. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020 for a more complete discussion of our critical accounting policies and estimates.

Recently Issued Accounting Standards

For a discussion of recently issued accounting standards see Note 2. Basis of Presentation and Consolidation included in Part I, Item 1. “Notes to Condensed Consolidated Financial Statements (unaudited)” of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2021 and December 31, 2020 that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

The primary objective of our investment activities is to preserve our capital for the purpose of funding operations, while at the same time maximizing the income, we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and short- and long-term investments in a variety of securities, which could include commercial paper, money market funds and corporate and government debt securities. Our cash, cash equivalents and marketable securities at June 30, 2021 and December 31, 2020 were invested in liquid money market accounts, certificates of deposit and government securities. All market-risk sensitive instruments were entered into for non-trading purposes.

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

Interest Rate Risk

We are exposed to the risk of interest rate fluctuations on the interest income earned on our cash and cash equivalents. A hypothetical 100 basis point movement in interest rates applicable to our cash and cash equivalents outstanding at June 30, 2021 would increase interest income by approximately $0.3 million on an annual basis.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934), as of the end of the period covered by this quarterly report, that ensure that information relating to the registrant which is required to be disclosed in this report is recorded, processed, summarized and reported within required time periods using the criteria for effective internal control established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the registrant’s disclosure controls and procedures were effective as of June 30, 2021.

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

ITEM 1A. RISK FACTORS

Other than set forth below, there have been no material changes to our risk factors as previously disclosed in Part I, Item 1A. included in our Annual Report on Form 10-K for the year ended December 31, 2020.

Risks Related to our Senior Notes, Series B Preferred Stock and Common Stock

We are subject to investigations relating to certain transactions in 2015 and 2016 that resulted in the restatement of our financial statements in 2018, and the Securities and Exchange Commission staff has preliminarily determined to recommend the initiation of an enforcement action against us in connection with that matter.

On June 22, 2021, the SEC staff notified us that it has made a preliminary determination to recommend that the SEC initiate an enforcement action against us in connection with certain financial transactions that we effected in 2015 and 2016 and our disclosure of and accounting for such transactions, which we restated in the third quarter of 2018 in our restated annual and quarterly financial statements for 2015 and 2016. That restatement followed our announcement on June 13, 2017 (the “June 2017 Announcement”), that certain of our prior financial statements would need to be restated. Certain individuals, including certain current and former members of our management team, received similar notifications. We are in discussions with the SEC staff regarding the prospect of resolving this matter through settlement. If we are unable to resolve this matter through settlement then we would expect to receive a “Wells notice” from the SEC staff in connection with this matter. Although a Wells notice is neither a formal charge of wrongdoing nor a final determination that the recipient has violated any law, it is a formal notice that the SEC intends to bring an enforcement action against the recipient. Upon receipt of a Wells notice, the recipient has the opportunity to respond to the SEC staff’s position before any formal enforcement action is taken.

In the third quarter of 2017, the SEC and Department of Justice initiated investigations in connection with the June 2017 Announcement and certain transactions that we restated in the third quarter of 2018. We have received subpoenas, produced documents, and provided additional information to the government in connection with those investigations.

At this time, we cannot predict with certainty what the outcome of these government investigations or the SEC staff’s preliminary determination might be, but they could have a material adverse impact on our financial position, prospects and results of operations.

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

Our current or future debt securities or preferred equity securities, which would be senior to our common stock, may adversely affect the market price of our common stock.

Our Senior Notes and Series B Preferred Stock are senior to our common stock. In addition, in the future, we may attempt to increase our capital resources by offering debt or preferred equity securities, including medium term notes, senior or subordinated notes and classes of preferred stock. Debt securities or shares of preferred stock will generally be entitled to receive interest payments or distributions, both current and in connection with any liquidation or sale, prior to the holders of our common stock. We are not required to offer any such additional debt or preferred equity securities to existing common stockholders on a preemptive basis, and we may generally issue any such debt or preferred equity securities in the future without obtaining the consent of our common stockholders. As a result, any such future offerings of debt securities or preferred equity securities may adversely affect the market price of the common stock.

B. Riley Securities, Inc. and its affiliates (“BRS”) have significant influence over us and may have conflicts of interest that arise out of future contractual relationships it or its affiliates may have with us.

As of June 30, 2021, BRS owned 19.2% of our outstanding common stock and all of our Series B Preferred Stock. As a result, BRS holds significant influence over us as a significant shareholder and may have conflicts of interest that arise out of current or future contractual relationships it or its affiliates may have with us. In addition, for so long as BRS and its affiliates beneficially own at least 10% of our outstanding common stock, BRS will have the right to nominate one member of our board of directors pursuant to an investor rights agreement.

As a result of the foregoing arrangements, BRS has significant influence over our management and policies and over all matters requiring shareholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions. Further, if BRS and other significant shareholders of the Company were to act together on any matter presented for shareholder approval, they could have the ability to control the outcome of that matter. BRS can take actions that have the effect of delaying or preventing a change of control of us or discouraging others from making tender offers for our shares, which could prevent shareholders from receiving a premium for their shares. These actions may be taken even if other shareholders oppose them.

We may be able to incur substantially more debt, which could have important consequences to investors.

We may be able to incur substantial additional indebtedness in the future. The terms of the indenture governing the Senior Notes does not prohibit us from doing so. If we incur any additional indebtedness that ranks equally with the Senior Notes, the holders of that debt will be entitled to share ratably with you in any proceeds distributed in connection with any insolvency, liquidation, reorganization or dissolution. This may have the effect of reducing the amount of proceeds paid to investors. Incurrence of additional debt would also further reduce the cash available to invest in operations, as a result of increased debt service obligations. If new debt is added to our current debt levels, the related risks that we now face could intensify.

Our level of indebtedness could have important consequences to investors, because:
•it could affect our ability to satisfy our financial obligations, including those relating to the Senior Notes;
•a substantial portion of our cash flows from operations would have to be dedicated to interest and principal payments and may not be available for operations, capital expenditures, expansion, acquisitions or general corporate or other purposes;
•it may impair our ability to obtain additional debt or equity financing in the future;
•it may limit our ability to refinance all or a portion of our indebtedness on or before maturity;
•it may limit our flexibility in planning for, or reacting to, changes in our business and industry; and
•it may make us more vulnerable to downturns in our business, our industry or the economy in general.

Our operations may not generate sufficient cash to enable us to service our debt. If we fail to make a payment on the Senior Notes, we could be in default on the Senior Notes, and this default could cause us to be in default on other indebtedness, to the extent outstanding. Conversely, a default under any other indebtedness, if not waived, could result in acceleration of the debt outstanding under the related agreement and entitle the holders thereof to bring suit for the enforcement thereof or exercise other remedies provided thereunder. In addition, such default or acceleration may result in an event of default and acceleration of other indebtedness of the Company, entitling the holders thereof to bring suit for the enforcement thereof or exercise other remedies provided thereunder. If a judgment is obtained by any such holders, such holders could seek to collect on such judgment from the assets of the Company. If that should occur, we may not be able to pay all such debt or to borrow sufficient funds to refinance it. Even if new financing were then available, it may not be on terms that are acceptable to us.

However, no event of default under the Senior Notes would result from a default or acceleration of, or suit, other exercise of remedies or collection proceeding by holders of, our other outstanding debt, if any. As a result, all or substantially all of our assets may be used to satisfy claims of holders of our other outstanding debt, if any, without the holders of the Senior Notes having any rights to such assets.

The Senior Notes are unsecured and therefore are effectively subordinated to any secured indebtedness that we currently have or that we may incur in the future.

The Senior Notes are not secured by any of our assets or any of the assets of our subsidiaries. As a result, the Senior Notes are effectively subordinated to any secured indebtedness that we or our subsidiaries have currently outstanding or may incur in the future (or any indebtedness that is initially unsecured to which we subsequently grant security) to the extent of the value of the assets securing such indebtedness. The indenture governing the Senior Notes does not prohibit us or our subsidiaries from incurring additional secured (or unsecured) indebtedness in the future. In any liquidation, dissolution, bankruptcy or other similar proceeding, the holders of any of our existing or future secured indebtedness and the secured indebtedness of our subsidiaries may assert rights against the assets pledged to secure that indebtedness and may consequently receive payment from these assets before they may be used to pay other creditors, including the holders of the Senior Notes.

The Senior Notes are structurally subordinated to the indebtedness and other liabilities of our subsidiaries.

The Senior Notes are obligations exclusively of Synchronoss Technologies, Inc. and not of any of our subsidiaries. None of our subsidiaries is a guarantor of the Senior Notes, and the Senior Notes are not required to be guaranteed by any subsidiaries we may acquire or create in the future. Therefore, in any bankruptcy, liquidation or similar proceeding, all claims of creditors (including trade creditors) of our subsidiaries will have priority over our equity interests in such subsidiaries (and therefore the claims of our creditors, including holders of the Senior Notes) with respect to the assets of such subsidiaries. Even if we are recognized as a creditor of one or more of our subsidiaries, our claims would still be effectively subordinated to any security interests in the assets of any such subsidiary and to any indebtedness or other liabilities of any such subsidiary senior to our claims. Consequently, the Senior Notes are structurally subordinated to all indebtedness and other liabilities (including trade payables) of any of our subsidiaries and any subsidiaries that we may in the future acquire or establish as financing vehicles or otherwise. The indenture governing the Senior Notes does not prohibit us or our subsidiaries from incurring additional indebtedness in the future. In addition, future debt and security agreements entered into by our subsidiaries may contain various restrictions, including restrictions on payments by our subsidiaries to us and the transfer by our subsidiaries of assets pledged as collateral.

The indenture under which the Senior Notes were issued contains limited protection for holders of the Senior Notes.

The indenture under which the Senior Notes were issued offers limited protection to holders of the Senior Notes. The terms of the indenture and the Senior Notes does not restrict our or any of our subsidiaries’ ability to engage in, or otherwise be a party to, a variety of corporate transactions, circumstances or events that could have an adverse impact on your investment in the Senior Notes. In particular, the terms of the indenture and the Senior Notes do not place any restrictions on our or our subsidiaries’ ability to:

•issue debt securities or otherwise incur additional indebtedness or other obligations, including (1) any indebtedness or other obligations that would be equal in right of payment to the Senior Notes, (2) any indebtedness or other obligations that would be secured and therefore rank effectively senior in right of payment to the Senior Notes to the extent of the values of the assets securing such debt, (3) indebtedness of ours that is guaranteed by one or more of our subsidiaries and which therefore is structurally senior to the Senior Notes and (4) securities, indebtedness or obligations issued or incurred by our subsidiaries that would be senior to our equity interests in our subsidiaries and therefore rank structurally senior to the Senior Notes with respect to the assets of our subsidiaries;
•pay dividends on, or purchase or redeem or make any payments in respect of, capital stock or other securities subordinated in right of payment to the Senior Notes;
•sell assets (other than certain limited restrictions on our ability to consolidate, merge or sell all or substantially all of our assets);
•enter into transactions with affiliates;
•create liens (including liens on the shares of our subsidiaries) or enter into sale and leaseback transactions;
•make investments; or
•create restrictions on the payment of dividends or other amounts to us from our subsidiaries.

In addition, the indenture does not include any protection against certain events, such as a change of control, a leveraged recapitalization or “going private” transaction (which may result in a significant increase of our indebtedness levels), restructuring or similar transactions. Furthermore, the terms of the indenture and the Senior Notes will not protect holders of the Senior Notes in the event that we experience changes (including significant adverse changes) in our financial condition, results of operations or credit ratings, as they do not require that we or our subsidiaries adhere to any financial tests or ratios or specified levels of net worth, revenues, income, cash flow, or liquidity. Also, an event of default or acceleration under our other indebtedness would not necessarily result in an Event of Default under the Senior Notes.

Our ability to recapitalize, incur additional debt and take a number of other actions that are not limited by the terms of the Senior Notes may have important consequences for you as a holder of the Senior Notes, including making it more difficult for us to satisfy our obligations with respect to the Senior Notes or negatively affecting the trading value of the Senior Notes.

Other debt we issue or incur in the future could contain more protections for its holders than the indenture and the Senior Notes, including additional covenants and events of default. The issuance or incurrence of any such debt with incremental protections could affect the market for and trading levels and prices of the Senior Notes.

An increase in market interest rates could result in a decrease in the value of the Senior Notes.

In general, as market interest rates rise, notes bearing interest at a fixed rate decline in value. We cannot predict the future level of market interest rates.

An active trading market for the Senior Notes may not develop, which could limit the market price of the Senior Notes or your ability to sell them.

The Senior Notes are listed on Nasdaq under the symbol “SNCRL”. We cannot provide any assurances that an active trading market will develop for the Senior Notes or that you will be able to sell your Notes. If the Senior Notes are traded after their initial issuance, they may trade at a discount from their initial offering price depending on prevailing interest rates, the market for similar securities, our credit ratings, general economic conditions, our financial condition, performance and prospects and other factors. The underwriters of our Senior Note offering have advised us that they may make a market in the Senior Notes, but they are not obligated to do so. The underwriters may discontinue any market-making in the Senior Notes at any time at their sole discretion. Accordingly, we cannot assure you that a liquid trading market will develop for the Senior Notes, that you will be able to sell your Senior Notes at a particular time or that the price you receive when you sell will be favorable. To the extent an active trading market does not develop, the liquidity and trading price for the Senior Notes may be harmed. Accordingly, you may be required to bear the financial risk of an investment in the Senior Notes for an indefinite period of time.

In addition, there may be a limited number of buyers when you decide to sell your Senior Notes. This may affect the price, if any, offered for your Notes or your ability to sell your Notes when desired or at all.

We may issue additional Senior Notes.

Under the terms of the indenture governing the Senior Notes, we may from time to time without notice to, or the consent of, the holders of the Senior Notes, create and issue additional notes which will be equal in rank to the Senior Notes. We will not issue any such additional Notes unless such issuance would constitute a “qualified reopening” for U.S. federal income tax purposes.

The rating for the Senior Notes could at any time be revised downward or withdrawn entirely at the discretion of the issuing rating agency.

We have obtained a rating for the Senior Notes. Ratings only reflect the views of the issuing rating agency or agencies and such ratings could at any time be revised downward or withdrawn entirely at the discretion of the issuing rating agency. A rating is not a recommendation to purchase, sell or hold the Senior Notes. Ratings do not reflect market prices or suitability of a security for a particular investor and the rating of the Senior Notes may not reflect all risks related to us and our business, or the structure or market value of the Senior Notes. We may elect to issue other securities for which we may seek to obtain a rating in the future. If we issue other securities with a rating, such ratings, if they are lower than market expectations or are subsequently lowered or withdrawn, could adversely affect the market for or the market value of the Senior Notes.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 30, 2021, we issued and sold 75,000 shares of Series B Preferred Stock, par value $0.0001 per share, with an initial liquidation preference of $1,000 per share, for an aggregate purchase price of $75.0 million (the “Series B Transaction”). The sale of the Series B Preferred Stock was pursuant to the Series B Preferred Stock Purchase Agreement, dated as of June 24, 2021 (the “Series B Purchase Agreement”), between Synchronoss and B. Riley Principal Investments, LLC (“BRPI”). The sale was deemed to be exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.  OTHER INFORMATION
None.

ITEM 6.  EXHIBITS

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of the Registrant, incorporated by reference to Registrant’s Registration Statement on Form S‑1 (Commission File No. 333‑132080).
3.2	Amended and Restated Bylaws of the Registrant, incorporated by reference to Registrant’s Registration Statement on Form S‑1 (Commission File No. 333‑132080).
3.3	Amendment No. 1 to Amended and Restated Bylaws of Registration, incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on February 20, 2018.
3.4	Certificate of Designations of the Series B Perpetual Non-Convertible Preferred Stock, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 30, 2021.
3.5
Certificate of Elimination of the Series A Convertible Participating Perpetual Preferred Stock, incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on June 30, 2021.

3.6	Amendment No. 2 to the Amended and Restated Bylaws of Synchronoss Technologies, Inc., incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed on June 30, 2021.
4.1
Base Indenture, dated as of June 30, 2021, by and between Synchronoss Technologies, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on June 30, 2021.

4.2
First Supplemental Indenture, dated as of June 30, 2021, by and between Synchronoss Technologies, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on June 30, 2021.

4.3
Investor Rights Agreement by and between Synchronoss Technologies, Inc., B. Riley Financial, Inc. and B. Riley Principal Investments, LLC dated June 30, 2021, incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on June 30, 2021.

10.1†	Transition and Separation Agreement dated June 16, 2021 between the Registrant and David Clark.
10.2	2015 Equity Incentive Plan Amended and Restated as of April 9, 2021, incorporated by reference to other definitive proxy statements on Form DEF 14A filed on April 21, 2021.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a‑14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes‑Oxley Act of 2002 (filed herewith)
31.2	Certification of Principal Financial Officer pursuant to Rule 13a‑14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes‑Oxley Act of 2002 (filed herewith)
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

August 9, 2021