Form 10-Q
period 2021-09-30
SYNCHRONOSS TECHNOLOGIES INC
filed 2021-11-09
CIK 1131554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission file number 001-40574

SYNCHRONOSS TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	06-1594540
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 Crossing Boulevard, 3rd Floor Bridgewater, New Jersey	08807
(Address of principal executive offices)	(Zip Code)

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.0001 par value	SNCR	The Nasdaq Stock Market, LLC
8.375% Senior Notes due 2026	SNCRL	The Nasdaq Stock Market, LLC
As of November 05, 2021, there were 88,340,870 shares of common stock issued and outstanding.

SYNCHRONOSS TECHNOLOGIES, INC.
FORM 10-Q INDEX

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

SYNCHRONOSS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (In thousands)

	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$24,141	$33,671
Accounts receivable, net	39,073	47,849
Prepaid & other current assets	47,239	39,847
Total current assets	110,453	121,367
Non-current assets:
Property and equipment, net	8,161	11,732
Operating lease right-of-use assets	27,629	34,538
Goodwill	226,840	232,771
Intangible assets, net	63,464	69,593
Loan receivable	4,834	4,834
Other assets, non-current	6,994	7,420
Total non-current assets	337,922	360,888
Total assets	$448,375	$482,255
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,795	$12,749
Accrued expenses	70,255	69,326
Deferred revenues, current	31,506	33,045
Debt, current	—	10,000
Total current liabilities	108,556	125,120
Long-term debt, net of debt issuance costs	117,494	—
Deferred tax liabilities	790	1,875
Deferred revenues, non-current	845	12,569
Leases, non-current	38,013	44,273
Other non-current liabilities	4,578	4,995
Redeemable noncontrolling interest	12,500	12,500
Total liabilities	282,776	201,332
Commitments and contingencies
Series A Convertible Participating Perpetual Preferred Stock, $0.0001 par value; nil and 10,000 shares authorized, nil and 250 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	—	237,641
Series B Non-Convertible Perpetual Preferred Stock, $0.0001 par value; 150 and nil shares authorized, 75 and nil shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	72,505	—
Stockholders’ equity:
Common stock, $0.0001 par value; 100,000 shares authorized, 87,999 and 51,177 shares issued; 87,999 and 44,015 outstanding at September 30, 2021 and December 31, 2020, respectively	9	5
Treasury stock, at cost (nil and 7,162 shares at September 30, 2021 and December 31, 2020, respectively)	—	(82,087)
Additional paid-in capital	492,376	499,348
Accumulated other comprehensive loss	(30,911)	(28,213)
Accumulated deficit	(368,380)	(345,771)
Total stockholders’ equity	93,094	43,282
Total liabilities and stockholders’ equity	$448,375	$482,255

See accompanying notes to condensed consolidated financial statements.

SYNCHRONOSS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net revenues	$69,753	$68,636	$206,784	$222,293
Costs and expenses:
Cost of revenues[1]	27,245	28,452	83,024	93,403
Research and development	15,368	20,885	49,962	59,769
Selling, general and administrative	27,953	23,265	67,790	74,249
Restructuring charges	1,485	820	3,075	6,763
Depreciation and amortization	8,215	12,212	26,567	33,852
Total costs and expenses	80,266	85,634	230,418	268,036
Loss from continuing operations	(10,513)	(16,998)	(23,634)	(45,743)
Interest income	24	20	54	1,587
Interest expense	(2,933)	(72)	(3,172)	(401)
Other Income (expense)	(1,669)	2,684	(3,489)	5,743
Loss from continuing operations, before taxes	(15,091)	(14,366)	(30,241)	(38,814)
Benefit for income taxes	6,982	8,744	7,346	29,148
Net loss from continuing operations	(8,109)	(5,622)	(22,895)	(9,666)
Net income (loss) attributable to redeemable noncontrolling interests	—	(60)	286	(242)
Preferred stock dividend	(1,722)	(9,685)	(33,728)	(27,882)
Net loss attributable to Synchronoss	$(9,831)	$(15,367)	$(56,337)	$(37,790)

Earnings (loss) per share
Basic	$(0.11)	$(0.36)	$(0.98)	$(0.90)
Diluted	$(0.11)	$(0.36)	$(0.98)	$(0.90)
Weighted-average common shares outstanding:
Basic	85,646	42,360	57,662	41,777
Diluted	85,646	42,360	57,662	41,777
________________________________
1    Cost of revenues excludes depreciation and amortization which are shown separately.

See accompanying notes to condensed consolidated financial statements.

SYNCHRONOSS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited) (In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(8,109)	$(5,622)	$(22,895)	$(9,666)
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	(1,827)	1,343	(3,595)	(726)
Unrealized gain on available for sale securities	—	—	—	751
Net income on inter-company foreign currency transactions	358	864	897	1,046
Total other comprehensive (loss) income	(1,469)	2,207	(2,698)	1,071
Comprehensive loss	(9,578)	(3,415)	(25,593)	(8,595)
Comprehensive (loss) income attributable to redeemable noncontrolling interests	—	(60)	286	(242)
Comprehensive loss attributable to Synchronoss	$(9,578)	$(3,475)	$(25,307)	$(8,837)

See accompanying notes to condensed consolidated financial statements.

SYNCHRONOSS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited) (In thousands)

	Three Months Ended September 30, 2021
	Common Stock		Treasury Stock		Additional	Accumulated Other		Total
	Shares	Amount	Shares	Amount	Paid-In Capital	Comprehensive Income (Loss)	Accumulated deficit	Stockholders' Equity
Balance at June 30, 2021	88,121	$9	—	$—	$491,660	$(29,442)	$(360,271)	$101,956
Stock based compensation	—	—	—	—	2,438	—	—	2,438
Issuance of restricted stock	(122)	—	—	—	—	—	—	—
Preferred stock dividend	—	—	—	—	(1,722)	—	—	(1,722)
Net income (loss) attributable to Synchronoss	—	—	—	—	—	—	(8,109)	(8,109)
Total other comprehensive income (loss)	—	—	—	—	—	(1,469)	—	(1,469)
Balance at September 30, 2021	87,999	$9	—	$—	$492,376	$(30,911)	$(368,380)	$93,094

	Three Months Ended September 30, 2020
	Common Stock		Treasury Stock		Additional	Accumulated Other		Total
	Shares	Amount	Shares	Amount	Paid-In Capital	Comprehensive Income (Loss)	Accumulated deficit	Stockholders' Equity
Balance at June 30, 2020	51,619	$5	(7,162)	$(82,087)	$517,794	$(34,397)	$(339,313)	$62,002
Stock based compensation	—	—	—	—	4,336	—	—	4,336
Issuance of restricted stock	(105)	—	—	—	—	—	—	—
Preferred stock dividends accrued	—	—	—	—	(8,761)	—	—	(8,761)
Amortization of preferred stock issuance costs	—	—	—	—	(925)	—	—	(925)
Net income attributable to Synchronoss	—	—	—	—	—	—	(5,622)	(5,622)
Non-controlling interest	—	—	—	—	60	—	(60)	—
Total other comprehensive income (loss)	—	—	—	—	—	2,207	—	2,207
Adoption of new credit loss accounting standard	—	—	—	—	—	—	18	18
Balance at September 30, 2020	51,514	$5	(7,162)	$(82,087)	$512,504	$(32,190)	$(344,977)	$53,255

	Nine Months Ended September 30, 2021
	Common Stock		Treasury Stock		Additional	Accumulated Other		Total
	Shares	Amount	Shares	Amount	Paid-In Capital	Comprehensive Income (Loss)	Accumulated deficit	Stockholders' Equity
Balance at December 31, 2020	51,177	$5	(7,162)	$(82,087)	$499,348	$(28,213)	$(345,771)	$43,282
Stock based compensation	—	—	—	—	7,472	—	—	7,472
Issuance of restricted stock	1,676	—	—	—	1	—	—	1
Preferred stock dividend	—	—	—	—	(20,937)	—	—	(20,937)
Amortization of preferred stock issuance costs	—	—	—	—	(12,791)	—	—	(12,791)
Common stock issuance - Public Offering	42,308	4	—	—	109,996	—	—	110,000
Treasury shares used in Public Offering	(7,162)	—	7,162	82,087	(82,087)	—	—	—
Common Stock - Issuance Costs	—	—	—	—	(8,340)	—	—	(8,340)
Net income (loss) attributable to Synchronoss	—	—	—	—	—	—	(22,895)	(22,895)
Non-controlling interest	—	—	—	—	(286)	—	286	—
Total other comprehensive income (loss)	—	—	—	—	—	(2,698)	—	(2,698)
Balance at September 30, 2021	87,999	$9	—	$—	$492,376	$(30,911)	$(368,380)	$93,094
________________________________
1    Includes amortization of preferred stock issuance costs accelerated due to Series A redemption.

	Nine Months Ended September 30, 2020
	Common Stock		Treasury Stock		Additional	Accumulated Other		Total
	Shares	Amount	Shares	Amount	Paid-In Capital	Comprehensive Income (Loss)	Accumulated deficit	Stockholders' Equity
Balance at December 31, 2019	51,704	$5	(7,162)	$(82,087)	$525,739	$(33,261)	$(334,319)	$76,077
Stock based compensation	—	—	—	—	14,406	—	—	14,406
Issuance of restricted stock	(188)	—	—	—	—	—	—	—
Preferred stock dividends accrued	—	—	—	—	(25,373)	—	—	(25,373)
Amortization of preferred stock issuance costs	—	—	—	—	(2,510)	—	—	(2,510)
Shares withheld for taxes in connection with issuance of restricted stock	(2)	—	—	—	—	—	—	—
Net income attributable to Synchronoss	—	—	—	—	—	—	(9,666)	(9,666)
Non-controlling interest	—	—	—	—	242	—	(242)	—
Total other comprehensive income (loss)	—	—	—	—	—	1,071	—	1,071
Adoption of new credit loss accounting standard	—	—	—	—	—	—	(750)	(750)
Balance at September 30, 2020	51,514	$5	(7,162)	$(82,087)	$512,504	$(32,190)	$(344,977)	$53,255

See accompanying notes to condensed consolidated financial statements.

SYNCHRONOSS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Nine Months Ended September 30,
	2021	2020
Operating activities:
Net loss continuing operations	$(22,895)	$(9,666)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	26,567	33,852
Amortization of debt issuance costs	305	—
(Gain) loss on Disposals of fixed assets	58	12
(Gain) loss on Disposals of intangible assets	(550)	(2,164)
Deferred income taxes	(1,574)	356
Stock-based compensation	7,230	14,547
Operating lease impairment	1,794	6,232
Changes in operating assets and liabilities:
Accounts receivable, net	8,905	11,357
Prepaid expenses and other current assets	(7,275)	(5,426)
Accounts payable	(6,441)	(8,400)
Accrued expenses	8,237	10,063
Deferred revenues	(13,338)	(36,924)
Other liabilities	4,528	(5,178)
Net cash provided by (used in) operating activities	5,551	8,661
Investing activities:
Purchases of fixed assets	(1,386)	(571)
Additions to capitalized software	(17,004)	(12,610)
Acquisition of intangible assets	—	(400)
Proceeds from the sale of intangibles	550	2,164
Maturity of marketable securities available for sale	—	11
Net cash used in investing activities	(17,840)	(11,406)
Financing activities:
Share-based compensation-related proceeds, net of taxes paid on withholding shares	(1)	—
Taxes paid on withholding shares	(1)	(9)
Debt issuance costs related to long term debt	(7,811)	—
Proceeds from issuance of long term debt	125,000	—
Borrowings on revolving line of credit	—	10,000
Repayment of revolving line of credit	(10,000)	—
Proceeds from issuance of common stock	110,000	—
Common stock issuance costs	(8,340)	—
Proceeds from issuance of preferred stock	75,000	—
Redemption of Series A Preferred stock	(278,665)	—
Series B preferred stock issuance costs	(2,495)	—
Net cash provided by financing activities	2,687	9,991
Effect of exchange rate changes on cash	72	112
Net (decrease) increase in cash and cash equivalents	(9,530)	7,358
Cash and cash equivalents, beginning of period	33,671	39,001
Cash and cash equivalents, end of period	$24,141	$46,359
Supplemental disclosures of non-cash investing and financing activities:
Paid in kind dividends on Series A Convertible Participating Perpetual Preferred Stock [1]	$31,277	$26,995
________________________________
1 Current year amounts include amortization of preferred stock issuance costs accelerated due to Series A redemption.

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
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

2. Basis of Presentation and Consolidation

Basis of Presentation and Consolidation

The accompanying interim unaudited condensed consolidated financial statements have been prepared by Synchronoss and in the opinion of management, include all adjustments necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods. They do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021.

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

Risks and Uncertainties

There continue to be uncertainties regarding the current coronavirus ("COVID-19") pandemic, and the Company is closely monitoring the impact of the pandemic on all aspects of its business, including how it will impact its customers, employees, suppliers, vendors, business partners and distribution channels. While the pandemic did not materially affect the Company’s financial results and business operations for the three and nine months ended September 30, 2021, the Company is unable to predict the impact that COVID-19 will have on its financial position and operating results due to numerous uncertainties. The Company will continue to assess the evolving impact of the COVID-19 pandemic and will make adjustments to its operations as necessary.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Recently Issued Accounting Standards

Recent accounting pronouncements adopted

Standard	Description	Effect on the financial statements
Update 2019-12 - Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes	The ASU removes the exception to the general principles in ASC 740, Income Taxes, associated with the incremental approach for intra-period tax allocation, accounting for basis differences when there are ownership changes in foreign investments and interim-period income tax accounting for year-to-date losses that exceed anticipated losses. In addition, the ASU improves the application of income tax related guidance and simplifies U.S. GAAP when accounting for franchise taxes that are partially based on income, transactions with government resulting in a step-up in tax basis goodwill, separate financial statements of legal entities not subject to tax, and enacted changes in tax laws in interim periods. Different transition approaches, retrospective, modified retrospective, or prospective, will apply to each income tax simplification provision.	The Company adopted the new standard as of January 1, 2021. The standard did not have a material impact on the Company’s consolidated financial position or results of operations upon adoption.
Date of adoption: January 1, 2021.

Standards issued not yet adopted

Standard	Description	Effect on the financial statements
Update 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity (ASU 2020-06)	The ASU simplifies the accounting for convertible instruments by reducing the number of accounting models available for convertible debt instruments. This guidance also eliminates the treasury stock method to calculate diluted earnings per share for convertible instruments and requires the use of the if-converted method. This guidance will be effective for us in the first quarter of 2022 on a full or modified retrospective basis, with early adoption permitted. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.	The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.
Date of adoption: January 1, 2022.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

3. Revenue

Disaggregation of revenue

The Company disaggregates revenue from contracts with customers into the nature of the products and services and geographical regions. The Company’s geographic regions are the Americas, Europe, the Middle East and Africa (“EMEA”), and Asia Pacific (“APAC”). The majority of the Company’s revenue is from the TMT sector.

	Three Months Ended September 30, 2021				Three Months Ended September 30, 2020
	Cloud	Digital	Messaging	Total	Cloud	Digital	Messaging	Total
Geography
Americas	$41,090	$12,486	$2,426	$56,002	$37,806	$10,211	$4,249	$52,266
APAC	245	1,123	6,929	8,297	—	791	8,280	9,071
EMEA	1,789	756	2,909	5,454	1,678	1,633	3,988	7,299
Total	$43,124	$14,365	$12,264	$69,753	$39,484	$12,635	$16,517	$68,636

Service Line
Professional Services	$3,542	$1,983	$3,709	$9,234	$5,253	$2,891	$3,262	$11,406
Transaction Services	1,237	1,113	2	2,352	1,345	1,715	—	3,060
Subscription Services	38,345	9,456	7,830	55,631	32,886	8,001	11,236	52,123
License	—	1,813	723	2,536	—	28	2,019	2,047
Total	$43,124	$14,365	$12,264	$69,753	$39,484	$12,635	$16,517	$68,636

	Nine Months Ended September 30, 2021				Nine Months Ended September 30, 2020
	Cloud	Digital	Messaging	Total	Cloud	Digital	Messaging	Total
Geography
Americas	$115,192	$34,329	$17,207	$166,728	$117,889	$33,785	$23,652	$175,326
APAC	245	3,166	19,878	23,289	—	2,368	24,163	26,531
EMEA	5,474	1,978	9,315	16,767	5,086	4,237	11,113	20,436
Total	$120,911	$39,473	$46,400	$206,784	$122,975	$40,390	$58,928	$222,293

Service Line
Professional Services	$11,351	$6,212	$8,907	$26,470	$14,398	$10,163	$14,464	$39,025
Transaction Services	4,533	4,326	5	8,864	4,126	5,004	—	9,130
Subscription Services	105,027	26,435	36,365	167,827	104,451	24,254	32,965	161,670
License	—	2,500	1,123	3,623	—	969	11,499	12,468
Total	$120,911	$39,473	$46,400	$206,784	$122,975	$40,390	$58,928	$222,293

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

A contract asset is a right to consideration that is conditional upon factors other than the passage of time. For example, the Company would record a contract asset if it records revenue on a professional services engagement but are not entitled to bill until the Company achieves specified milestones. Contract assets balance at September 30, 2021 is $7.5 million.

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

The Company’s contract assets and liabilities are reported in a net position on a customer basis at the end of each reporting period.

Significant changes in the contract liabilities balance (current and non-current) during the period are as follows:

Contract Liabilities[1]
Balance - January 1, 2021	$45,614
Revenue recognized in the period	(207,027)
Amounts billed but not recognized as revenue	193,764
Balance - September 30, 2021	$32,351
________________________________
1    Comprised of Deferred Revenue

Transaction price allocated to the remaining performance obligations

Topic 606 requires that the Company disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of September 30, 2021. The Company has elected not to disclose transaction price allocated to remaining performance obligations for:

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

As of September 30, 2021, the aggregate amount of transaction price allocated to remaining performance obligations, other than those meeting the exclusion criteria above, was $240.4 million, of which approximately 85.5 percent is expected to be recognized as revenues within 2 years, and the remainder thereafter.

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

The following is a summary of assets, liabilities and redeemable noncontrolling interests and their related classifications under the fair value hierarchy:

	September 30, 2021
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents[1]	$24,141	$24,141	$—	$—
Total assets	$24,141	$24,141	$—	$—
Temporary equity
Redeemable noncontrolling interests[2]	$12,500	$—	$—	$12,500
Total temporary equity	$12,500	$—	$—	$12,500

	December 31, 2020
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents[1]	$33,671	$33,671	$—	$—
Total assets	$33,671	$33,671	$—	$—
Temporary Equity
Redeemable noncontrolling interests[2]	$12,500	$—	$—	$12,500
Total temporary equity	$12,500	$—	$—	$12,500
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

The changes in fair value of the Company’s Level 3 redeemable noncontrolling interests during the nine months ended September 30, 2021 were as follows:

Balance at December 31, 2020	$12,500
Fair value adjustment	286
Net (income) loss attributable to redeemable noncontrolling interests	(286)
Balance at September 30, 2021	$12,500

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

The Company reflects finance leases as a component of Leases, non-current on the Condensed Consolidated Balance Sheet. The finance leases were not material for the period ended September 30, 2021.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

The following table presents information about the Company's Right of Use (ROU) assets and lease liabilities at September 30, 2021:

ROU assets:
Non-current operating lease ROU assets	$27,629

Operating lease liabilities:
Current operating lease liabilities[1]	$8,037
Non-current operating lease liabilities	37,572
Total operating lease liabilities	$45,609
________________________________
1    Amounts are included in Accrued Expenses on the Condensed Consolidated Balance Sheet.

The following table presents information about lease expense and sublease income for the three and nine months ended September 30, 2021:

	Three Months Ended	Nine Months Ended
	September 30, 2021	September 30, 2021
Operating lease cost[1]	$2,235	$7,268
Other lease costs and income:
Variable lease costs[1]	85	501
Operating lease impairments[1,2]	642	1,794
Sublease income[1]	(693)	(2,471)
Total net lease cost	$2,269	$7,092
________________________________
1    Amounts are included in Cost of revenues, Selling, general and administrative and/or Research and development based on the function that the underlying leased asset supports which are reflected in the Condensed Consolidated Statements of Operations.
2    As part of the Company’s continued cost savings initiatives, the Company closed certain office spaces and terminated various lease agreements. These actions resulted in a ROU asset impairment charge for the period, which was determined by the present value of the forecasted future cash flows for the remaining lease term.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

The following table provides the undiscounted amount of future cash flows included in our lease liabilities at September 30, 2021 for each of the five years subsequent to December 31, 2020 and thereafter, as well as a reconciliation of such undiscounted cash flows to our lease liabilities at September 30, 2021:

Operating Leases
Remaining 2021	$2,975
2022	10,870
2023	8,552
2024	8,308
2025	8,193
Thereafter	18,562
Total future lease payments	57,460
Less: amount representing interest	(11,851)
Present value of future lease payments (lease liability)	$45,609

The following table provides the weighted-average remaining lease term and weighted-average discount rates for our leases as of September 30, 2021:

Operating Leases:
Weighted-average remaining lease term (years), weighted based on lease liability balances	6.06
Weighted-average discount rate (percentages), weighted based on the remaining balance of lease payments	8.1%

The following table provides certain cash flow and supplemental noncash information related to our lease liabilities for the nine months ended September 30, 2021:

Operating Leases:
Cash paid for amounts included in the measurement of lease liabilities	$10,437

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

During the second quarter of 2020, the Company entered into an agreement with STIN and AP Capital Holdings II, LLC (“APC”) to divest its remaining equity interest in STIN as well as settle its paid-in-kind purchase money note (“PIK note”) and certain amounts due as of December 31, 2019 in consideration for a $9.0 million secured promissory note (the “Note”), which includes contingent consideration of up to $16.0 million. The Note has an 8% interest rate and a 3-year stated term. As part of the arrangement, APC acquired a majority stake of STIN. Additionally, in the event of a sale of STIN by APC and STIN at a future date, the Company shall receive 5% of such sale proceeds, after reducing the sale proceeds by any outstanding amounts of the above Note, including any earned contingent consideration. The Company determined the fair value of the Note as of the

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

transaction date to be approximately $4.8 million. The Company determined the fair value of the Note using a discounted cash flow analysis, which discounts the expected future cash flows of the asset to determine its fair value. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement. No gain or loss was recognized as a result of the transaction. As of September 30, 2021, the Company reassessed the fair value of the Note and there were no material changes.

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

The Senior Notes are senior unsecured obligations of the Company and rank equally in right of payment with all of the Company’s existing and future senior unsecured and unsubordinated indebtedness. The Senior Notes are effectively subordinated in right of payment to all of the Company’s existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness and structurally subordinated to all existing and future indebtedness of the Company’s subsidiaries, including trade payables. The Senior Notes bear interest at the rate of 8.375% per annum. Interest on the Senior Notes is payable quarterly in arrears on January 31, April 30, July 31 and October 31 of each year, commencing on July 31, 2021. The Senior Notes will mature on June 30, 2026, unless redeemed prior to maturity.

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

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

The carrying amounts of the Company’s borrowings were as follows:

Senior Notes	September 30, 2021	December 31, 2020
8.375% Senior Notes due 2026	$125,000	$—
Unamortized discount and debt issuance cost[1]	(7,506)	—
Carrying value of Senior Notes	$117,494	$—
________________________________
1 Debt issuance are deferred and amortized into interest expense using the effective interest method.

The total fair value of the outstanding Senior Notes was $124.1 million as of September 30, 2021. The Company is in compliance with its debt covenants as of September 30, 2021.

On October 25, 2021, the Company entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) between the Company and B. Riley Securities, Inc. (the “Agent”), a related party, pursuant to which the Company may offer and sell, from time to time, up to $18.0 million of the Company’s 8.375% Senior Notes due 2026. Sales of the additional Senior Notes pursuant to the Sales Agreement, if any, may be made in transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”). The Agent is not required to sell any specific number of the additional Senior Notes, but the Agent will make all sales using commercially reasonable efforts consistent with its normal trading and sales practices on mutually agreed terms between the Agent and the Company. Under the Sales Agreement, the Agent will be entitled to compensation of 2.0% of the gross proceeds of all notes sold through it as the Company’s agent.

The additional Senior Notes sold pursuant to the Sales Agreement will be issued pursuant to a prospectus dated August 28, 2020, as supplemented by a prospectus supplement dated October 25, 2021, in each case filed with the Securities and Exchange Commission (the “Commission”) pursuant to the Company’s effective Registration Statement on Form S-3 (File No. 333-248133), which was declared effective by the Commission on August 28, 2020, and the Registration Statement on Form S-3 (File No. 333-260482), filed with the Commission pursuant to Rule 462(b) under the Securities Act on October 25, 2021. The additional Senior Notes will be issued pursuant to the Indenture, dated June 30, 2021 (the “Base Indenture”), as supplemented by the First Supplemental Indenture, dated June 30, 2021 (the “First Supplemental Indenture” and, together with the Base Indenture, the “Indenture”) between The Bank of New York Mellon Trust Company, N.A., as trustee (the “Trustee”), and the Company.

The up to $18.0 million in aggregate principal amount of the additional Senior Notes that the Company may offer and sell under the prospectus supplement and the accompanying prospectus constitutes a further issuance of and are fungible with the $125.0 million in aggregate principal amount of the Senior Notes that the Company has issued to date, and form a single series of debt securities. The additional Senior Notes issued will have terms identical to the initial Senior Notes and will have the same CUSIP number as, and will be fungible and vote together with, the initial Senior Notes immediately upon issuance. The additional Senior Notes (when issued) and initial Senior Notes are listed and trade on The Nasdaq Global Market under the symbol “SNCRL.”

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

On June 30, 2021, the Company paid off the outstanding balance and closed the Revolving Credit Facility.

Interest expense

The following table summarizes the Company’s interest expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
2021 Senior Notes due 2026
Amortization of debt issuance costs	$306	$—	$306	$—
Interest on borrowings	2,617	—	2,617	—
2019 Revolving Credit Facility
Amortization of debt issuance costs	—	12	84	40
Commitment fee	—	—	—	4
Interest on borrowings	—	59	126	141
Other[1]	10	1	39	216
Total	$2,933	$72	$3,172	$401

________________________________
1 Mainly finance leases’ related interest expense

Debt issuance costs are deferred and amortized to interest expense using the effective interest method.

8. Accumulated Other Comprehensive (Loss) / Income

The changes in accumulated other comprehensive (loss) income during the nine months ended September 30, 2021 were as follows:

	Balance at December 31, 2020	Other comprehensive (loss) income	Tax effect	Balance at September 30, 2021
Foreign currency	$(26,076)	$(3,595)	$—	$(29,671)
Unrealized loss on intra-entity foreign currency transactions	(2,137)	1,361	(464)	(1,240)
Total	$(28,213)	$(2,234)	$(464)	$(30,911)

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

Certificate of Designation of the Series B Preferred Stock

The rights, preferences, privileges, qualifications, restrictions and limitations of the shares of Series B Preferred Stock are set forth in the Series B Certificate. Under the Series B Certificate, the holders of the Series B Preferred Stock are entitled to receive, on each share of Series B Preferred Stock on a quarterly basis, an amount equal to the dividend rate, as described in the following sentence, divided by four and multiplied by the then-applicable Liquidation Preference per share of Series B Preferred Stock (collectively, the “Preferred Dividends”). The dividend rate is (1) 9.5% per annum for the period commencing on June 30, 2021 and ending on and including December 31, 2021, (2) 13% per annum for the year commencing on January 1, 2022 and ending on and including December 31, 2022; and (3) 14% per annum for the year commencing on January 1, 2023 and thereafter. The Preferred Dividends will be due in cash on January 1, April 1, July 1 and October 1 of each year (each, a “Series B Dividend Payment Date”). The Company may choose to pay the Series B Preferred Dividends in cash or in additional shares of Series B Preferred Stock. In the event the Company does not declare and pay a dividend in cash on any Series B Dividend Payment Date, the unpaid amount of the Preferred Dividend will be added to the Liquidation Preference. As of September 30, 2021, the Liquidation Value and Redemption Value of the Series B Preferred Shares was $76.8 million.

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

A summary of the Company’s Series B Perpetual Non-Convertible Preferred Stock balance at September 30, 2021 and changes during the nine months ended September 30, 2021, are presented below:

	Series B Preferred Stock
	Shares	Amount
Balance at December 31, 2020	—	$—
Issuance of Series B preferred stock	75	75,000
Issuance costs related to preferred stock	—	(2,495)
Balance at September 30, 2021	75	$72,505

On October 1, 2021 the Company paid the accrued Series B Perpetual Non-Convertible Preferred Stock dividend of $1.8 million.

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

Redemption of Series A Preferred Stock

The net proceeds from the common stock public offering, Senior Note offering and the Series B transaction was used in part to fully redeem all outstanding shares of the Company’s Series A Preferred Stock on June 30, 2021 (the “Redemption”). The Company redeemed in full all of the 268,917 outstanding shares of the Series A Preferred Stock for an aggregate Redemption Price of $278.7 million and all rights under the Investor Rights Agreement relating to the Series A Preferred Stock were terminated effective with the Redemption. No Series A Preferred Stock remain outstanding or authorized as of September 30, 2021.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

A summary of the Company’s Series A Convertible Participating Perpetual Preferred Stock balance at September 30, 2021 and changes during the nine months ended September 30, 2021, are presented below:

	Series A Preferred Stock
	Shares	Amount
Balance at December 31, 2020	250	$237,641
Amortization of preferred stock issuance costs	—	12,791
Issuance of preferred PIK dividend	19	18,485
Payment of preferred dividend	—	9,748
Redemption of Series A preferred shares	(269)	(278,665)
Balance at September 30, 2021	—	$—

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

Registration Rights

The Investor Rights Agreement entered into on June 30, 2021 provides that in the event Synchronoss issues Registrable Securities to the holders of Series B Preferred Stock, such holders will have certain demand and piggy-back registration rights with respect to such Registrable Securities. In addition, on June 30, 2021, in connection with the redemption of the Series A Preferred Stock, the Investor Rights Agreement between the Company and Silver terminated.

Stock Plans

On June 10, 2021, the Company’s stockholders approved the amendment and restatement of the Company’s 2015 Equity Incentive Plan to increase the number of shares issuable thereunder by 3.0 million shares. There were no significant changes to Synchronoss Technologies, Inc. 2017 New Hire Equity Incentive Plan (the “Incentive Plan”) during the three and nine months ended September 30, 2021. As of September 30, 2021, there were 1.2 million shares available for the grant or award under the Company’s 2015 Equity Incentive Plan and 0.4 million shares available for the grant or award under the Company’s 2017 New Hire Equity Incentive Plan.

On November 1, 2021 the Incentive Plan was amended to increase the maximum number of shares of Common Stock authorized for issuance under the Incentive Plan by 566,711 shares from 1,500,000 shares to a new aggregate total of 2,066,711 shares.

The Company’s performance cash awards granted to executives under the Long Term Incentive (“LTI”) Plans have been accounted for as liability awards, due to the Company’s intent and the ability to settle such awards in cash upon vesting and the Company has reflected such awards in accrued expenses. As of September 30, 2021, the liability for such awards is approximately $0.2 million.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Stock-Based Compensation

The following table summarizes stock-based compensation expense related to all of the Company’s stock awards included by operating expense categories, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of revenues	$432	$505	$1,289	$1,899
Research and development	725	890	2,276	3,392
Selling, general and administrative	1,132	2,996	3,790	9,256
Total stock-based compensation expense	$2,289	$4,391	$7,355	$14,547

The following table summarizes stock-based compensation expense related to all of the Company’s stock awards included by award type, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Stock options	$1,064	$1,701	$2,912	$5,289
Restricted stock awards	1,373	2,626	4,412	8,922
Performance Based Cash Units	(148)	64	31	336
Total stock-based compensation before taxes	$2,289	$4,391	$7,355	$14,547
Tax benefit	$420	$604	$1,357	$2,192

The total stock-based compensation cost related to unvested equity awards as of September 30, 2021 was approximately $10.9 million. The expense is expected to be recognized over a weighted-average period of approximately 1.3 years.

The total stock-based compensation cost related to unvested performance based cash units as of September 30, 2021 was approximately $0.5 million. The expense is expected to be recognized over a weighted-average period of approximately 2.2 years.

Stock Options

The Company uses the Black-Scholes option pricing model for determining the estimated fair value for stock options. The weighted-average assumptions used in the Black-Scholes option pricing model are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Expected stock price volatility	78.5%	78.3%	82.9%	74.5%
Risk-free interest rate	0.6%	0.2%	0.6%	1.0%
Expected life of options (in years)	4.20	4.52	4.24	4.47
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Weighted-average fair value (PSV) of the options	$1.72	$2.23	$1.88	$2.80

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

The following table summarizes information about stock options outstanding as of September 30, 2021:

Options	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2020	4,423	$9.60
Options Granted	1,966	3.08
Options Exercised	—	—
Options Cancelled	(1,395)	9.81
Outstanding at September 30, 2021	4,994	$6.97	5.07	$—
Vested and exercisable at September 30, 2021	1,696	$12.76	3.14	$—

The total intrinsic value of stock options exercisable at September 30, 2021 and 2020 was nil and nil, respectively. The total intrinsic value of stock options exercised during the nine months ended September 30, 2021 and 2020 was nil and nil, respectively.

Awards of Restricted Stock and Performance Stock

A summary of the Company’s unvested restricted stock at September 30, 2021, and changes during the nine months ended September 30, 2021, is presented below:

Unvested Restricted Stock	Number of Awards	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2020	1,510	$7.05
Granted	2,000	3.11
Vested	(837)	7.56
Forfeited	(354)	4.38
Unvested at September 30, 2021	2,319	$3.84

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

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

A summary of the Company’s unvested performance-based cash units at September 30, 2021 and changes during the nine months ended September 30, 2021, is presented below:

Unvested Cash Units	Number of Units	Period End Fair Value
Unvested at December 31, 2020	907	$4.70
Granted	1,556	—
Granted adjustment[1]	(307)
Vested	(30)	—
Forfeited	(564)	—
Unvested at September 30, 2021	1,562	$2.40
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

10. Income Taxes

The Company recognized an income tax benefit of approximately $7.3 million and $29.1 million during the nine months ended September 30, 2021 and 2020, respectively. The effective tax rate was approximately 24.3% for the nine months ended September 30, 2021, which was higher than the U.S. federal statutory rate primarily due to discrete income tax benefit recorded in the current quarter associated with the finalization of the Company’s U.S. federal income tax return, which reflected a net operating loss that was carried back to prior tax years. Based on the final carryback claim, the Company recorded a discrete income tax benefit of $7.4 million and discrete income tax expense related to a liability for unrecognized tax benefits in the amount of $2.1 million, all of which, if recognized, would impact the Company’s effective tax rate. This increase was partially offset by pre-tax losses in jurisdictions where full valuation allowances have been recorded, pre-tax losses in jurisdictions which have a zero tax rate, and certain foreign jurisdictions projecting current income tax expense. The Company’s effective tax rate was approximately 75.3% for the nine months ended September 30, 2020, which was higher than the U.S. federal statutory rate primarily due to the Company’s ability to recognize certain loss carrybacks as a result of the enactment of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) in the first quarter of 2020, the impact of the redemption of the Company’s interest in STIN and valuation allowances recorded in domestic and foreign jurisdictions, partially offset by the impact of permanent book-tax differences. The Company continues to consider all available evidence, including historical profitability and projections of future taxable income together with new evidence, both positive and negative, that could affect the view of the future realization of deferred tax assets. As a result of the assessment, no change was recorded by the Company to the valuation allowance during the nine months ended September 30, 2021.

On March 11, 2021 the American Rescue Plan Act ("ARPA") was signed into law which is aimed at addressing the continuing economic and health impacts of the COVID-19 pandemic. This legislation relief, along with the previous governmental relief packages provide for numerous changes to current tax law. The Company does not anticipate that ARPA will have a material impact on its financial statements in the period ending September 30, 2021.

During the quarter, the Internal Revenue Service commenced an audit of certain of the Company’s prior year U.S. federal income tax filings, including the 2015 through 2020 tax years. The Company does not believe that the results of this audit will have a material effect on its financial position or results of operations.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

11. Restructuring

The Company continues to execute certain restructurings to identify workforce optimization opportunities to better align the Company’s resources with its key strategic priorities. A summary of the Company’s restructuring accrual at September 30, 2021 and changes during the nine months ended September 30, 2021, are presented below:

	Balance at December 31, 2020	Charges	Payments	Other Adjustments	Balance at September 30, 2021
Employment termination costs	$1,580	$3,075	$(2,130)	$—	$2,525

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator - Basic:
Net loss from continuing operations	$(8,109)	$(5,622)	$(22,895)	$(9,666)
Net income (loss) attributable to redeemable noncontrolling interests	—	(60)	286	(242)
Preferred stock dividend [1]	(1,722)	(9,685)	(33,728)	(27,882)
Net loss attributable to Synchronoss	$(9,831)	$(15,367)	$(56,337)	$(37,790)

Numerator - Diluted:
Net loss from continuing operations attributable to Synchronoss	$(9,831)	$(15,367)	$(56,337)	$(37,790)

Denominator:
Weighted average common shares outstanding — basic	85,646	42,360	57,662	41,777
Dilutive effect of:
Shares from assumed conversion of preferred stock[2]	—	—	—	—
Shares from assumed conversion of Performance Based Cash Units[3]	—	—	—	—
Weighted average common shares outstanding — diluted	85,646	42,360	57,662	41,777

Basic EPS
Earnings per share:
Basic	$(0.11)	$(0.36)	$(0.98)	$(0.90)
Diluted	$(0.11)	$(0.36)	$(0.98)	$(0.90)
Anti-dilutive stock options excluded	—	—	—	—
Unvested shares of restricted stock awards	2,319	1,952	2,319	1,952
________________________________
1    Current year amounts include amortization of preferred stock issuance costs accelerated due to Series A redemption during the second quarter.
2    The calculation does not include the effect of assumed conversion of preferred stock of nil and 13,426,155 shares for the three months ended September 30, 2021 and 2020, respectively; and 14,767,557 and 12,963,664 shares for the nine months ended September 30, 2021 and 2020, respectively; which is based on 55.5556 shares per $1,000 principal amount of the preferred stock, because the effect would have been anti–dilutive.
3    The calculation does not include the effect of assumed conversion of Performance Based Cash Units of 1,559,130 and nil shares for the three months ended September 30, 2021 and 2020, respectively; and 776,303 and nil shares for the nine months ended September 30, 2021 and 2020, respectively; which is based on 1 share per 1 Performance Based Cash Unit, because the effect would have been anti–dilutive.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

13. Commitments, Contingencies and Other

Purchase Obligations

Aggregate annual future minimum payments under non-cancelable agreements are as follows:

Year	Non-cancelable agreements
2021	$4,788
2022	21,696
2023	14,541
2024 and thereafter	21,995
Total	$63,020

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

On May 1, 2017, May 2, 2017, June 8, 2017 and June 14, 2017, four putative class actions were filed against the Company and certain of its current and former officers and directors in the United States District Court for the District of New Jersey (the “Securities Law Action”). After these cases were consolidated, the court appointed as lead plaintiff Employees’ Retirement System of the State of Hawaii, which filed, on November 20, 2017, a consolidated complaint purportedly on behalf of purchasers of the Company’s common stock between February 3, 2016 and June 13, 2017. On February 2, 2018, the defendants moved to dismiss the consolidated complaint in its entirety, with prejudice. Before that motion was decided, on August 24, 2018, lead plaintiff filed a consolidated amended complaint purportedly on behalf of purchasers of the Company’s common stock between October 28, 2014 and June 13, 2017. On June 28, 2019, the Court granted defendants’ motion to dismiss the consolidated amended complaint in its entirety, without prejudice, allowing lead plaintiff leave to amend its complaint. On August 14, 2019, lead plaintiff filed a second amended complaint. The second amended complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and it alleges, among other things, that the defendants made false and misleading statements of material information concerning the Company’s financial results, business operations, and prospects. The plaintiff seeks unspecified damages, fees, interest, and costs. On October 4, 2019, the defendants moved to dismiss the second amended complaint in its entirety. On May 29, 2020, the Court granted in part and denied in part defendants’ motion to dismiss the second amended complaint, without prejudice. Plaintiff filed its motion for class certification on October 30, 2020.

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

On March 7, 2019, Synchronoss shareholders, Beth Daniel and Juan Solis, filed a separate derivative lawsuit against certain of the Company’s current and former officers and directors and the Company (as nominal defendant) in the Court of Chancery of the State of Delaware, asserting substantially the same allegations as those underlying the Derivative Suits and the Securities Law Action described above (the “Delaware Litigation”). Plaintiffs seek unspecified damages and for the Company to take steps to improve its corporate governance and internal procedures. On May 20, 2019, the parties stipulated to a stay of the action pending a ruling on the pending motion to dismiss in the Derivative Suits.

On June 11, 2020 and June 12, 2020, Company shareholders filed derivative lawsuits against certain of the Company’s current and former officers and directors and the Company (as nominal defendant) in the United States District Court for the District of New Jersey (the “Demand Refused Derivative Complaints” and together with the Delaware Litigation and the Derivative Suits, the “Derivative Actions”). The Demand Refused Derivative Complaints allege claims related to breaches of fiduciary duty, unjust enrichment, and alleged violations of securities laws. The complainants’ allegations relate substantially to the same facts as those underlying the Securities Law Action described above. The Demand Refused Derivative Complaints further allege that each plaintiff made a demand upon the Company’s Board of Directors to investigate the alleged misconduct and that such demand was wrongfully refused. Plaintiffs seek unspecified damages and for the Company to take steps to improve its corporate governance and internal procedures. On October 20, 2020, the Court consolidated the actions and appointed co-lead plaintiffs. On December 4, 2020, co-lead plaintiffs filed a consolidated amended complaint. On February 3, 2021, the defendants filed motions to dismiss the amended complaint.

On May 7, 2021, a mediation took place concerning the Securities Law Action and the Derivative Actions. On August 19, 2021, the parties to the Securities Law Action entered into a stipulation of settlement. The Court preliminarily approved the proposed settlement in the Securities Law Action on August 25, 2021, and a settlement hearing is scheduled for December 8, 2021. On September 9, 2021, the parties to the Derivative Actions entered into a stipulation of settlement. The Court preliminarily approved the proposed settlement in the Derivative Actions on September 14, 2021, and a settlement hearing is scheduled for November 30, 2021. Due to the inherent uncertainties of litigation, the Company cannot predict the outcomes of the settlement hearings and gives no assurance that the asserted claims in the Securities Law Action or the Derivative Actions will not have a material adverse effect on the Company’s financial position, prospects, or results of operations.

In the third quarter of 2017, the SEC and Department of Justice initiated investigations in connection with the June 2017 Announcement and certain transactions that the Company restated in the third quarter of 2018. The Company has received subpoenas, produced documents, and provided additional information to the government in connection with those investigations. On June 22, 2021, the Securities and Exchange Commission (“SEC”) staff verbally notified the Company that the staff has made a preliminary determination to recommend that the SEC initiate an enforcement action against the Company. This is in connection with certain financial transactions that the Company effected in 2015 and 2016 and its disclosure of and accounting for such transactions, which the Company restated in the third quarter of 2018 in its restated annual and quarterly financial statements for 2015 and 2016. That restatement followed the Company’s announcement, on June 13, 2017 (the “June 2017 Announcement”), that certain of its prior financial statements would need to be restated. Certain individuals, including certain former members of Synchronoss’ management team, received similar notifications. The Company remains in discussions with the SEC staff regarding the prospect of resolving this matter through settlement. If the Company is unable to resolve this matter through settlement then it would expect to receive a “Wells notice” from the SEC staff in connection with this matter. Although a Wells notice is neither a formal charge of wrongdoing nor a final determination that the recipient has violated any law, it is a formal notice that the SEC intends to bring an enforcement action against the recipient. Upon receipt of a Wells notice, the recipient has the opportunity to respond to the SEC staff’s position before any formal enforcement action is taken. Due to the inherent uncertainties of government investigations, the Company cannot predict the outcome of these

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

government investigations or the SEC staff’s preliminary determination at this time and can give no assurance that the asserted claims will not have a material adverse effect on its financial position, prospects, or results of operations.

Except as set forth above, the Company is not currently subject to any other legal proceedings that could have a material adverse effect on its operations; however, the Company may from time to time become a party to various legal proceedings arising in the ordinary course of our business. The Company is currently the plaintiff in several patent infringement cases. The defendants in several of these cases have filed counterclaims. Although the Company cannot predict the outcome of the cases at this time due to the inherent uncertainties of litigation, the Company continues to pursue its claims and believes that the counterclaims are without merit, and the Company intends to defend all such counterclaims.

14. Additional Financial Information

Other Income, net

The following table sets forth the components of included in the Other Income, net included in the Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
FX gains (losses)[1]	$(1,752)	$2,228	$(4,055)	$2,330
Government refunds	195	322	199	874
Income from sale of intangible assets[2]	—	—	550	2,164
Other[3]	(112)	134	(183)	375
Total	$(1,669)	$2,684	$(3,489)	$5,743
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

Our top five customers accounted for 69.2% and 69.0% of net revenues for the nine months ended September 30, 2021 and September 30, 2020, respectively. Contracts with these customers typically run for three to five years. Of these customers, Verizon accounted for more than 10% of our revenues in 2021 and 2020. The loss of Verizon as a customer would have a material negative impact on our company. However, we believe that the costs incurred and subscriber disruption by Verizon to replace Synchronoss’ solutions would be substantial.

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

Discussion of the Condensed Consolidated Statements of Operations

Three months ended September 30, 2021 compared to the three months ended September 30, 2020

The following table presents an overview of our results of operations for the three months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30, 2021		$ Change
	2021	2020	2021 vs 2020
Net revenues	$69,753	$68,636	$1,117
Cost of revenues[1]	27,245	28,452	(1,207)
Research and development	15,368	20,885	(5,517)
Selling, general and administrative	27,953	23,265	4,688
Restructuring charges	1,485	820	665
Depreciation and amortization	8,215	12,212	(3,997)
Total costs and expenses	80,266	85,634	(5,368)
Loss from continuing operations	$(10,513)	$(16,998)	$6,485
________________________________
1    Cost of revenues excludes depreciation and amortization which are shown separately.

Net revenues increased $1.1 million to $69.8 million for the three months ended September 30, 2021, compared to the same period in 2020. The increase in revenue is primarily driven by growth in cloud subscribers and new digital license sales partially offset by non-recurring advanced messaging deals in the prior period.

Cost of revenues decreased $1.2 million to $27.2 million for the three months ended September 30, 2021, compared to the same period in 2020. The 2021 decrease was primarily attributable to continued efforts to streamline our business operations and reduce costs.

Research and development expense decreased $5.5 million to $15.4 million for the three months ended September 30, 2021, compared to the same period in 2020. The research and development costs decreased year over year mainly as a result of executed cost savings initiatives to streamline our workforce and reduce vendor spend.

Selling, general and administrative expense increased $4.7 million to $28.0 million for the three months ended September 30, 2021, compared to the same period in 2020. Our selling, general and administrative expense excluding legal reserves decreased period over period as a result of the continued cost savings initiatives executed in year which included headcount reductions, reduced vendor spending and lower facility costs.

Restructuring charges were $1.5 million and $0.8 million for the three months ended September 30, 2021 and 2020, respectively, which primarily related to employment termination costs as a result of the work-force reductions initiated in the current year to reduce operating costs and align our resources with our key strategic priorities.

Depreciation and amortization expense decreased $4.0 million to $8.2 million for the three months ended September 30, 2021, compared to the same period in 2020. The 2021 decrease was primarily attributable to the expiration of amortizable acquired assets in combination with reduced capital expenditures mainly as a result of the data center consolidation project and efforts to streamline business operations, partially offset by the increased amortization of capitalized software.

Income tax. The Company recognized an income tax benefit of approximately $7.0 million and $8.7 million during the three months ended September 30, 2021 and 2020, respectively. The effective tax rate was approximately 46.3% for the three months ended September 30, 2021, which was higher than the U.S. federal statutory rate primarily due to discrete income tax benefit recorded in the current quarter associated with the finalization of the Company’s U.S. federal income tax return, which reflected a net operating loss that was carried back to prior tax years. Based on the final carryback claim, the Company recorded a discrete income tax benefit of $7.4 million and discrete income tax expense related to a liability for unrecognized tax benefits in the amount of $2.1 million, all of which, if recognized, would impact our effective tax rate. This increase was partially offset by pre-tax losses in jurisdictions where full valuation allowances have been recorded, pre-tax losses in jurisdictions which have a zero tax rate, and certain foreign jurisdictions projecting current income tax expense. The Company’s effective tax rate was approximately 60.9% for the three months ended September 30, 2020, which was higher than the U.S. federal statutory rate primarily due to the Company’s ability to recognize certain loss carrybacks as a result of the enactment of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) in the first quarter of 2020, the impact of the redemption of the Company’s interest in STIN and valuation allowances recorded in domestic and foreign jurisdictions, partially offset by the impact of permanent book-tax differences.

Discussion of the Condensed Consolidated Statements of Operations

Nine months ended September 30, 2021 compared to the nine months ended September 30, 2020

The following table presents an overview of our results of operations for the nine months ended September 30, 2021 and 2020 (in thousands):

	Nine Months Ended September 30,		$ Change
	2021	2020	2021 vs 2020
Net revenues	$206,784	$222,293	$(15,509)
Cost of revenues[1]	83,024	93,403	(10,379)
Research and development	49,962	59,769	(9,807)
Selling, general and administrative	67,790	74,249	(6,459)
Restructuring charges	3,075	6,763	(3,688)
Depreciation and amortization	26,567	33,852	(7,285)
Total costs and expenses	230,418	268,036	(37,618)
Loss from continuing operations	$(23,634)	$(45,743)	$22,109
________________________________
1    Cost of revenues excludes depreciation and amortization which are shown separately.

Net revenues decreased $15.5 million to $206.8 million for the nine months ended September 30, 2021, compared to the same period in 2020. The decrease in revenue is primarily attributable to non-recurring license sales and one-time professional services in the prior period and the accounting treatment of deferred revenue due to a customer renewal as per ASC 606, which was signed in the third quarter of fiscal 2020. These changes were partially offset by growth in cloud subscribers and the acceleration of subscription revenue from the dissolution of a previous customer.

Cost of revenues decreased $10.4 million to $83.0 million for the nine months ended September 30, 2021, compared to the same period in 2020.  The 2021 decrease was primarily due to continued efforts to streamline operations and reduce costs. These initiatives resulted in a significant decrease in cost of revenues driven mainly by data center consolidation, reduced vendor spending, and operating expense savings.

Research and development expense decreased $9.8 million to $50.0 million for the nine months ended September 30, 2021, compared to the same period in 2020. The research and development costs decreased year over year mainly as a result of executed cost savings initiatives to streamline our workforce and reduce vendor spend.

Selling, general and administrative expense decreased $6.5 million to $67.8 million for the nine months ended September 30, 2021, compared to the same period in 2020. The 2021 decrease was primarily driven by cost savings initiatives that resulted in a decrease in employee costs, facilities, and external costs related to outside consultants and legal fees.

Restructuring charges decreased $3.7 million to $3.1 million for the nine months ended September 30, 2021, compared to the same period in 2020, which primarily related to employment termination costs as a result of the work-force reductions initiated in the current year to reduce operating costs and align our resources with our key strategic priorities.

Depreciation and amortization expense decreased $7.3 million to $26.6 million for the nine months ended September 30, 2021, compared to the same period in 2020. The 2021 decrease was primarily attributable to the expiration of amortizable acquired assets in combination with reduced capital expenditures mainly as a result of the data center consolidation project and efforts to streamline business operations, partially offset by the increased amortization of capitalized software.

Income tax. The Company recognized an income tax benefit of approximately $7.3 million and $29.1 million during the nine months ended September 30, 2021 and 2020, respectively. The effective tax rate was approximately 24.3% for the nine months ended September 30, 2021, which was higher than the U.S. federal statutory rate primarily due to discrete income tax benefit recorded in the current quarter associated with the finalization of the Company’s U.S. federal income tax return, which reflected a net operating loss that was carried back to prior tax years. Based on the final carryback claim, the Company recorded a discrete income tax benefit of $7.4 million and discrete income tax expense related to a liability for unrecognized tax benefits in the amount of $2.1 million, all of which, if recognized, would impact our effective tax rate. This increase was partially offset by pre-tax losses in jurisdictions where full valuation allowances have been recorded, pre-tax losses in jurisdictions which have a zero tax rate, and certain foreign jurisdictions projecting current income tax expense. The Company’s effective tax rate was approximately 75.3% for the nine months ended September 30, 2020, which was higher than the U.S. federal statutory rate primarily due to the Company’s ability to recognize certain loss carrybacks as a result of the enactment of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) in the first quarter 2020, the impact of the redemption of the Company’s interest in STIN and valuation allowances recorded in domestic and foreign jurisdictions, partially offset by the impact of permanent book-tax differences. The Company continues to consider all available evidence, including historical profitability and projections of future taxable income together with new evidence, both positive and negative, that could affect the view of the future realization of deferred tax assets. As a result of the assessment, no change was recorded by the Company to the valuation allowance during the nine months ended September 30, 2021.

Liquidity and Capital Resources

As of September 30, 2021, our principal sources of liquidity were cash provided by operations and the remaining proceeds from the financing transactions. Our cash and cash equivalents balance was $24.1 million at September 30, 2021. We anticipate that our principal uses of cash and cash equivalents will be to fund our business, including technology expansion and working capital.

At September 30, 2021, our non-U.S. subsidiaries held approximately $9.0 million of cash and cash equivalents that are available for use by our operations around the world. At this time, we believe the funds held by all non-U.S. subsidiaries will be permanently reinvested outside of the U.S. However, if these funds were repatriated to the U.S. or used for U.S. operations, certain amounts could be subject to U.S. tax for the incremental amount in excess of the foreign tax paid. Due to the timing and circumstances of repatriation of these earnings, if any, it is not practical to determine the unrecognized deferred tax liability related to the amount.

We believe that our cash, cash equivalents, financing sources, and our ability to manage working capital and expected positive cash flows generated from operations in combination with continued expense reductions will be sufficient to fund our operations for the next twelve months from the filing date of this Form 10-Q based on our current business plans. However, as the impact of the COVID-19 pandemic on the economy and our operations evolves, we will continue to assess our liquidity needs. Given the economic uncertainty as a result of the pandemic, we have taken actions to improve our current liquidity position, including, reducing working capital, reducing operating costs and substantially reducing discretionary spending. Even with these actions however, an extended period of economic disruption as a result of the continued global impact of COVID-19 could materially affect our business, results of operations, ability to meet debt covenants, access to sources of liquidity and financial condition. Our liquidity plans are subject to a number of risks and uncertainties, including those described in the "Forward-Looking Statements" section of this MD&A and Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, some of which are outside of our control.

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

Shelf Registration Statement

On August 19, 2020, the Company filed a universal shelf registration statement with the SEC for the issuance of common stock, preferred stock, debt securities, guarantees of debt securities, warrants and units up to an aggregate amount of $250.0 million (“the 2020 Shelf Registration Statement”). On August 28, 2020, the 2020 Shelf Registration Statement was declared effective by the SEC. As of September 30, 2021, except for the Common Stock offering and the issuance of Senior Notes, the Company has not raised additional capital using the 2020 Shelf Registration Statement.

Offering of Additional Senior Notes

On October 25, 2021, the Company entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) between the Company and B. Riley Securities, Inc. (the “Agent”), pursuant to which the Company may offer and sell, from time to time, up to $18.0 million of the Company’s 8.375% Senior Notes due 2026.

The up to $18.0 million in aggregate principal amount of the additional Senior Notes that the Company may offer and sell under the prospectus supplement and the accompanying prospectus constitutes a further issuance of and are fungible with the $125.0 million in aggregate principal amount of the Senior Notes that the Company has issued to date, and form a single series of debt securities.

Discussion of Cash Flows

A summary of net cash flows follows (in thousands):

	Nine Months Ended September 30,		Change
	2021	2020	2021 vs 2020
Net cash provided by (used in):
Operating activities	$5,551	$8,661	$(3,110)
Investing activities	(17,840)	(11,406)	(6,434)
Financing activities	2,687	9,991	(7,304)

Our primary source of cash is receipts from revenue. The primary uses of cash are personnel and related costs, telecommunications and facility costs related primarily to our cost of revenue and general operating expenses including professional service fees, consulting fees, building and equipment maintenance and marketing expense.

Cash flows from operating activities for the nine months ended September 30, 2021 was $5.6 million cash provided by operating activities, as compared to $8.7 million of cash provided by operating activities for the same period in 2020. Excluding the effects of the tax refunds received in the prior period, cash provided by operations increased from the prior year as a result of our continued efforts to streamline our business operations and reduce costs and favorable working capital changes.

Cash flows from investing for the nine months ended September 30, 2021 was $17.8 million cash used in investing, as compared to $11.4 million in cash used in investing activities during the same period in 2020. The cash used for investing in the current year was primarily related to the purchase of fixed assets and investment in capitalized software. The net decrease in cash used for investing in the prior year was primarily related to the investment in capitalized software offset by the sale of certain IP address assets.

Cash flows from financing for the nine months ended September 30, 2021 was $2.7 million of cash provided, as compared to $10.0 million of cash provided by financing activities for the same period in 2020. In 2021, the net proceeds from our public offering of common stock, Senior Note offering and Series B Preferred Stock transaction was primarily used to fully redeem all outstanding shares of the Company’s Series A Preferred Stock and repay and close the Revolving Credit Facility on June 30, 2021. The cash provided from financing activities in the prior year was attributable to the drawdown from our Revolving Credit Facility.

Effect of Inflation

While inflationary increases in certain input costs, such as occupancy, labor and benefits, and general administrative costs, have an impact on our operating results, inflation has had minimal net effect on our results of operations during the three or nine months ended September 30, 2021 and 2020. We cannot assure you, however, that we will not be affected by general inflation in the future.

Contractual Obligations
Our contractual obligations consist of contingent consideration, office equipment and colocation services and contractual commitments under third-party hosting, software licenses and maintenance agreements. The following table summarizes our long-term contractual obligations as of September 30, 2021 (in thousands).

	Payments Due by Period
	Total	2021	2022-2024	2025-2026	Thereafter
Capital lease obligations	$738	$65	$599	$74	$—
Operating lease obligations	57,460	2,975	27,730	16,213	10,542
Purchase obligations[1]	63,020	4,788	48,533	9,699	—
Senior Note Payable	125,000	—	—	125,000	—
Total	$247,963	$9,573	$76,862	$150,986	$10,542
_______________________________
1    Amount represents obligations associated with colocation agreements and other customer delivery related purchase obligations.

Uncertain Tax Positions

Unrecognized tax positions of $4.6 million at September 30, 2021 are excluded from the table above as we are not able to reasonably estimate when we would make any cash payments required to settle these liabilities, but we do not believe that the ultimate settlement of our obligations will materially affect our liquidity. We anticipate that the balance of unrecognized tax benefits will decrease by approximately $0.6 million over the next twelve months.

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

During the nine months ended September 30, 2021, there were no significant changes in our critical accounting policies and estimates discussed in our Form 10-K for the year ended December 31, 2020. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020 for a more complete discussion of our critical accounting policies and estimates.

Recently Issued Accounting Standards

For a discussion of recently issued accounting standards see Note 2. Basis of Presentation and Consolidation included in Part I, Item 1. “Notes to Condensed Consolidated Financial Statements (unaudited)” of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2021 and December 31, 2020 that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

The primary objective of our investment activities is to preserve our capital for the purpose of funding operations, while at the same time maximizing the income, we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and short- and long-term investments in a variety of securities, which could include commercial paper, money market funds and corporate and government debt securities. Our cash, cash equivalents and marketable securities at September 30, 2021 and December 31, 2020 were invested in liquid money market accounts, certificates of deposit and government securities. All market-risk sensitive instruments were entered into for non-trading purposes.

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

Interest Rate Risk

We are exposed to the risk of interest rate fluctuations on the interest income earned on our cash and cash equivalents. A hypothetical 100 basis point movement in interest rates applicable to our cash and cash equivalents outstanding at September 30, 2021 would increase interest income by approximately $0.2 million on an annual basis.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934), as of the end of the period covered by this quarterly report, that ensure that information relating to the registrant which is required to be disclosed in this report is recorded, processed, summarized and reported within required time periods using the criteria for effective internal control established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the registrant’s disclosure controls and procedures were effective as of September 30, 2021.

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

On June 22, 2021, the SEC staff verbally notified us that it has made a preliminary determination to recommend that the SEC initiate an enforcement action against us in connection with certain financial transactions that we effected in 2015 and 2016 and our disclosure of and accounting for such transactions, which we restated in the third quarter of 2018 in our restated annual and quarterly financial statements for 2015 and 2016. That restatement followed our announcement on June 13, 2017 (the “June 2017 Announcement”), that certain of our prior financial statements would need to be restated. Certain individuals, including current and former members of our management team, received similar notifications. We remain in discussions with the SEC staff regarding the prospect of resolving this matter through settlement. If we are unable to resolve this matter through settlement then we would expect to receive a “Wells notice” from the SEC staff in connection with this matter. Although a Wells notice is neither a formal charge of wrongdoing nor a final determination that the recipient has violated any law, it is a formal notice that the SEC intends to bring an enforcement action against the recipient. Upon receipt of a Wells notice, the recipient has the opportunity to respond to the SEC staff’s position before any formal enforcement action is taken.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.  OTHER INFORMATION
None.

ITEM 6.  EXHIBITS

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of the Registrant, incorporated by reference to Registrant’s Registration Statement on Form S‑1 (Commission File No. 333‑132080).
3.2	Amended and Restated Bylaws of the Registrant, incorporated by reference to Registrant’s Registration Statement on Form S‑1 (Commission File No. 333‑132080).
3.3	Amendment No. 1 to Amended and Restated Bylaws of Registration, incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on February 20, 2018.
3.4	Amendment No. 2 to the Amended and Restated Bylaws of Synchronoss Technologies, Inc., incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed on June 30, 2021.
3.5	Certificate of Designations of the Series B Perpetual Non-Convertible Preferred Stock, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 30, 2021.
10.1†	Transition and Separation Agreement dated September 2, 2021 between the Registrant and Ronald Prague
10.2†	Tier One Executive Employment Plan dated July 27, 2021 between the Registrant and Christina Gabrys
31.1	Certification of Principal Executive Officer pursuant to Rule 13a‑14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes‑Oxley Act of 2002 (filed herewith)
31.2	Certification of Principal Financial Officer pursuant to Rule 13a‑14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes‑Oxley Act of 2002 (filed herewith)
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

/s/ Taylor Greenwald
Taylor Greenwald
Chief Financial Officer

November 9, 2021