Form 10-K
period 2021-12-31
SYNCHRONOSS TECHNOLOGIES INC
filed 2022-03-15
CIK 1131554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the common stock held by non-affiliates of the Registrant as of June 30, 2021, the last business day of the Registrant’s last completed second quarter, based upon the closing price of the common stock as reported by The Nasdaq Stock Market on such date was approximately $257.8 million. Shares of common stock held by each executive officer, director and stockholders known by the Registrant to own 10% or more of the outstanding stock based on public filings and other information known to the Registrant have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 14, 2022, a total of 88,250,559 shares of the Registrant’s common stock were outstanding.

The exhibit index as required by Item 601(a) of Regulation S-K is included in Item 15 of Part IV of this report on Form 10-K.

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference to portions of the Registrant’s definitive Proxy Statement for its 2022 Annual Meeting of Stockholders (the “Proxy Statement”), which is to be filed pursuant to Regulation 14A within 120 days after the end of the Registrant’s fiscal year ended December 31, 2021. Except as expressly incorporated by reference, the Proxy Statement shall not be deemed to be a part of this report on Form 10‑K.

SYNCHRONOSS TECHNOLOGIES, INC.
FORM 10-K INDEX

PART I
FORWARD LOOKING STATEMENTS
The words “Synchronoss,” “we,” “our,” “ours,” “us” and the “Company,” refer to Synchronoss Technologies, Inc. and its consolidated subsidiaries. All statements in this Annual Report on Form 10-K for the fiscal year ended December 31, 2021 that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding Synchronoss’ “expectations,” “beliefs,” “hopes,” “intentions,” “anticipates,” “seeks,” “strategies,” “plans,” “targets,” “estimations,” “outlook” or the like. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Past performance is not necessarily indicative of future results. Synchronoss cautions investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors. We encourage you to read Management’s Discussion and Analysis of our Financial Condition and Results of Operations and our consolidated financial statements contained in this Form 10-K. We also encourage you to read Item 1A of Part I of this Form 10-K, entitled Risk Factors, which contains a more complete discussion of the risks and uncertainties associated with our business. In addition to the risks described in Item 1A of this Form 10-K, other unknown or unpredictable factors also could affect our results. Therefore, the information in this Form 10-K should be read together with other reports and documents that we file with the Securities and Exchange Commission from time to time, including on Form 10-Q and Form 8-K, which may supplement, modify, supersede or update those risk factors. Synchronoss expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in Synchronoss’ expectations with regard thereto or any change in events, conditions, or circumstances on which any such statements are based.

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

ITEM 1. BUSINESS

Overview

Synchronoss is a leading provider of white label cloud, messaging, digital and network management solutions that enable our customers to keep subscribers, systems, networks and content in sync. We help our customers to connect, engage and monetize subscribers in more meaningful ways by providing trusted platforms through which end users can sync and store content and connect with one another and the brands they love. Our mission is to help our customers create new revenue streams, reduce the cost of innovation, and captivate their subscribers.

Our core product sets allow our customers to create a positive experience throughout their subscribers’ lifecycle by engaging, onboarding and managing the network to ensure reliable service.

•ENGAGE:
◦Personal Cloud: Backup, manage and engage with content.
◦Advanced Messaging: multi-channel messaging, peer-to-peer (“P2P”) communications and application-to-person (“A2P”) commerce solutions.
◦Email Suite: White label consumer email solutions.

•ONBOARD:
◦Backup and Restore: Backup, view and restore subscriber content across operating systems and devices.
◦Out of Box Experience: Streamline the activation of new services and devices.
◦Content Transfer: Effortlessly move content between mobile devices.
◦Digital Experience Platform: Customer journey and workflow design, development, orchestration and experience management.
•NETWORK:
◦Total Network Management (“TNM”): integrated application suite that designs, procures, manages and optimizes telecom network infrastructure.

Who We Serve

At Synchronoss we focus on delivering carrier-grade solutions to three markets globally: communications service providers/ multi-service operators (such as cable and mobile network operators), mobile insurance providers and retailers. We help our customers accelerate and monetize value-add services to drive growth, facilitate retention and enable differentiated experiences.

Communications service providers, multi-service operators and mobile insurance providers market white-label implementations of our Synchronoss Personal Cloud, Advanced Messaging and email products and solutions to their subscribers around the world. Our customers market and re-sell the services powered by our technology to their subscribers as part of stand-alone subscriptions, value-added bundles, or use Personal Cloud to enhance their service offerings to subscribers who purchase and lease mobile devices and network connectivity by providing an easy solution for storing and syncing user generated content (e.g., videos, photos, documents, contacts, music etc.). Additionally, they license Synchronoss Advanced Messaging and Email to enable white label multichannel messaging services including advanced person-to-person (“P2P”) and application-to-person (“A2P”) transactions and to offer brand/advertiser ecosystems. Communications service providers and multi-service operators use our Onboard and Network solutions to enhance their subscriber journeys and onboarding and to streamline their internal processes.

Our customers include global service providers such as AT&T, BT, Verizon, Vodafone, Softbank and multi-service operators like Comcast, Altice, Charter and Mediacom. These customers utilize our solutions to service both consumer and enterprise customers.

How We Go to Market

We market our solutions and services directly through our sales organizations in the Americas, Europe, Middle East and Africa (“EMEA”) and Asia-Pacific (“APAC”).

Sales

We sell our solutions, products, and services through a direct sales force, with strategic partners and in collaboration with our customers to resell services to their end customers and subscribers. Our sales professionals are well versed in our platforms, products and services with an understanding of market trends, demands and conditions that our current and potential customers are facing.

Marketing

The Synchronoss marketing team’s mission is to deliver the right strategy, tools, and customer acquisition initiatives to accelerate our growth. The team uses a combination of product specific and company-wide marketing messages and initiatives that leverage digital marketing campaigns, sales support materials, social media, and PR to generate top of the funnel business-to-business (“B2B”) sales leads for the sales team. As a result, they play a vital role in promoting our products, discovering new markets, and driving brand awareness in the North America, EMEA, and APAC regions.

The Marketing team also supports our customers’ direct-to-consumer (D2C) marketing efforts for all global cloud deployments. In partnership with our customers, our go-to-market and awareness campaigns consist of a digitally-led omnichannel approach at critical moments in the subscriber’s purchase lifecycle; including online checkout, retail transactions, customer care interactions, out-of-box setup experiences, and in-app notifications for devices that have our cloud app preloaded.

What We Deliver - Our Platforms

The Synchronoss Experience (syncX) is a collection of products that help our customers create a positive brand experience throughout the subscriber lifecycle. SyncX keeps people, systems, networks, and content in sync to enable a better, more engaging experience.

EngageX products keep subscribers engaged with brands, content and people they love. When loyalty and revenue is won and lost through every experience, it is critical to offer value added services subscribers love. Our Cloud and Messaging experiences grow, inspire, and build loyalty with our customers’ subscriber base.

Synchronoss Personal Cloud™ Platform

The Synchronoss Personal Cloud™ solution is designed to create an engaging and trusted customer experience through ongoing content management and engagement. The Synchronoss Personal Cloud™ platform is a secure and highly scalable, white label platform that allows our customers’ subscribers to backup and protect, engage with, and manage their personal content and gives our operator customers the ability to increase average revenue per user (“ARPU”) and reduce churn.

Our Synchronoss Personal Cloud™ platform is specifically designed to support smartphones, tablets, desktops computers, laptops, wearables for health and wellness, cameras, TVs, security cameras, routers, as well as connected automobiles and homes.

Messaging Platform

Synchronoss’ Messaging Platform powers mobile messaging and mailboxes for hundreds of millions of telecommunication subscribers. Our Advanced Messaging platform is a powerful, secure, intelligent, white-label messaging platform that expands capabilities for communications service provider and multi-service providers to offer P2P messaging via Rich Communications Services (“RCS”). Our Mobile Messaging Platform (“MMP”) is poised to provide a single standard ecosystem for onboarding and management to brands, advertisers and message wholesalers.

•Advanced Messaging: Our Advanced Messaging platform supports rich messaging channel in both RCS and other Real-Time Communication (“RTC”) and enables rich, P2P communications and creates new commerce and revenue opportunities across channels via A2P experiences for our customers and other brands. Our messaging platform operates in tandem with Messaging-as-a-Platform (“MaaP”) Messaging Marketplace as well as dedicated, third-party clients and native original equipment manufacturer (“OEM”) clients, providing an end-to-end messaging platform and monetization tools to the operators, Communications Platform as a Service (“CpaaS”) players and brands.

•E-Mail: Our Email suite provides service providers with a secure, white-label, back-end framework for a branded email service that provides the opportunity to introduce and promote services that can be monetized. Our carrier branded Email Suite solution offers leading anti-virus and anti-spam and malware technology to keep the integrity and security of the customer experience and protection of subscriber data to carrier standards. Our Email solution is an important repository for critical communications with an intuitive and feature-rich mobile and desktop email experience ensuring stickiness and increasing customer lifetime value.

OnboardX products simplify subscriber onboarding and drive service adoption at scale. The first impression of a new product or service can either make or break your subscriber relationship. A poor onboarding experience leads to revenue losses and customers feeling stranded. Our customizable service activation, content backup, and device setup experiences make onboarding frictionless.

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

•Out of Box Experience: Our Synchronoss Out of Box Experience solution is a device setup solution that assists customers in setting up the features of their new device, including Wi-Fi, email, social network accounts and voicemail, as well as prompting restoration of content and enrollment in a cloud service. It also offers the ability to highlight programs and revenue generating initiatives during the setup process, such as loyalty programs, third-party partnerships and value-added services.

•Digital Experience Platform (DXP) The Synchronoss DXP is a suite of technology, tools and solutions that includes digital experience creation and management, automated provisioning, artificial intelligence and financial analytics that service a broad swatch of our target markets. By equipping our customers with a toolkit of capabilities, they can design, deploy and manage end user customer journeys and workflows easily and quickly from one central platform that also integrates across front end customer engagement channels as well as enterprise business systems (e.g. CRM, POS) allowing non-citizen developers to configure rather than code experiences. The platform sits between customer-facing touch points and a customer’s existing back-office systems to orchestrate data, workflows and processes into digital customer journeys that interface with end user channels creating user experiences that can be centrally managed and coordinated with less resources than is typical in a traditional IT environment. Our Digital Activation Module is powered by DXP and allows Operators and indirect mobility resellers to activate mobility plans with carriers without large, dedicated teams and affords flexibility at a fraction of the cost and time to go to market.

NetworkX products streamline networks to be more efficient and profitable. In a world where subscribers expect seamless connectivity and zero network interruptions, delivering superior network quality can be complex and costly. Our physical network asset management, off-network procurement, and expense control solutions reduce the complexity and cost of network management.

Total Network Management

The Synchronoss Total Network Management products provide operators with the tools and software to design their physical network, streamline their infrastructure purchases, and manage and optimize comprehensive network expense for leading top tier carriers around the globe.
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

What We Deliver - Our Services

Synchronoss offers professional services including consulting, installation and deployment, configuration, customization, systems integration and support to ensure our customers’ successful deployment and utilization of our products and solutions.

Product Development

At Synchronoss we have focused our product development efforts on expanding the functionality, scalability and security of our products and solutions. We expect our research and development investments to increase as we intend to continue on an aggressive path to develop new features and functionality, upgrade and extend our product offerings and develop new technology.

Intellectual Property

We rely principally on a combination of trademark, copyright and patent laws in the United States and other jurisdictions in which we do business, as well as confidentiality procedures and contractual provisions, which protect our proprietary information, technologies and strategies. We also cultivate a culture which encourages creativity and innovation amongst our employees by maintaining a patent award program, hosting events such as an annual Innovation Jam and periodic “hackathons.” We believe this facilitates the development of new features and functionality and products, which are essential to establishing our solutions as the leading solutions in the industry. We enter into proprietary information and invention agreements with all of our employees and consultants during the onboarding process and non-disclosure agreements with all third parties.

In the United States, as of December 31, 2021 we had 90 patents issued and 11 patents pending. Internationally, as of December 31, 2021 we had 80 patents issued and 4 pending. We hold and/or are pursuing patents in the United States, Germany, the United Kingdom, France and Spain and we may seek additional jurisdictions to the extent we determine such coverage is appropriate and cost efficient. Our issued patents cover all aspects of our business including cloud, activation, messaging, DXP, ecommerce, and security.
Demand Drivers for Our Business

In 2022 and beyond, the potential for 5G will require service providers to foster innovation and collaboration to extend the 5G benefits to the consumer. Service providers have an opportunity to capture a sizable share of consumer revenues transactions that will occur over 5G networks. According to Ericsson, 5G technology underpins nearly $31 trillion in cumulative consumer revenues flowing to the Information and Communications Technologies (ICT) industry by 2030. Ericsson also forecasts that there will be 1.9 billion 5G cellular subscriptions by 2024, and with the expansion of networks and connectivity, consumer value-added services (VAS) and network and expense management solutions will gain even further traction.

During the 3G/4G era, the primary use cases were quickly established, and service providers left the door open for over-the-top (OTT) providers to capture a large share of the consumer spend. Today, 5G use cases are still being explored and trialed. It’s critical for service providers to play a more assertive role in the digital services value chain through innovation and strategic partnerships. According to Market Research Future, Mobile Value-Added-Services are set to hit $309.1 billion by 2025. The transition to 5G provides an opportunity to strengthen their position in the consumer market and function as a service enabler by bundling VAS into premium offers. Service providers should also become service creators by developing new, immersive products under their own brand. In either case (branded and partner services) powering digital bundles and simplifying onboarding, consumption, billing, and authentication of VAS will drive higher adoption of premium 5G service plans and ARPU.

5G will also usher in many more connected device types. In fact, according to the “Deloitte 2021 Connectivity and Mobile Trends Survey”, the average US household has 25 connected devices across 14 categories, up from 11 categories when last measured in 2019. In addition, the number of connected devices globally is estimated to reach 38.6 billion in 2025, up from 22 billion in 2018. More devices will lead to more vulnerabilities around privacy, data, and hardware protection. Consumers have made it clear; they want to understand and feel confident about how their data is being used. Service providers have proven themselves true stewards of consumer data protection and privacy, and therefore differentiated as the market continues to develop. As the provider of both the mobile network and fixed wireless connectivity, service providers are uniquely positioned to become the trusted end-to-end solution of total protection services for subscribers both at home and on the go. The consumer demand around personal cloud data protection, hardware insurance, home and network security will allow service providers to capitalize on their trusted relationship with consumers.

We believe our white label Personal Cloud platform will help service providers accelerate the adoption of 5G service and total protection plans. The next generation Personal Cloud will give operators a new way to create, deliver, engage, and monetize more personalized experiences and offers for their subscribers. When operators have millions of active users leveraging cloud, it becomes a channel for cross selling security services, insurance, merchandise like prints & gifts, and other carrier services, leading to a significant increase in ARPU. As a result, we’re fostering new partnerships, building exciting new capabilities, and now enabling subscribers to protect the home. Giving subscribers the ability protect hardware investments with insurance plans, their family from cyber threats with network-based security services, and their personal content with cloud will differentiate the value proposition of 5G service plans and deliver significant brand value for our customers.

Competition

Competition across our markets is incredibly diverse, dynamic and nuanced in an increasingly interconnected landscape of rapidly changing technologies, evolving industry standards, new product introductions and converging spaces and services.

We face the following categories of competitors:
Personal Cloud
•OTT Service & Platform Providers - Apple, Google, Dropbox, Box, Microsoft and Amazon all provide personal cloud services closely integrated to their respective technology or service platforms; however, Synchronoss differentiates from these OTT Service and Platform Providers by offering operator-grade white label solutions.
•White Label Platform Providers - The field of platform-independent, white label personal cloud providers has consolidated in recent years with Funambol and others competing for Operator distribution deals. However, these providers target second and third tier regional operators with low-risk, revenue share business models and do not generally pose a real threat to Tier 1 world-wide Operators.
Messaging
•The emerging RCS marketplace is intensely competitive across the globe. Leading OTT device and OS platform providers led by Google and Samsung, along with prominent online platform providers such as Facebook, WhatsApp, Instagram, WeChat and LINE have created a radically new market for communication and monetization that is turning “messaging” into a new, virtual OS.
Digital Products
•System Integrators –
◦Accenture and Amdocs engage telecommunication customers in long term contracts for services focused on digital transformation. These two organizations have large consulting teams and various digital products focused on the Communication Service Provider (CSP) vertical, and each of these products typically has a service integration contract attached.
•Customer Relationship Management (CRM) and Business Process Management (BPM) Providers –
◦Salesforce / Vlocity have created a CRM platform and marketplace that offers digital workflow management add-ons, both direct and via 3rd party apps.
◦Pega Systems is built on a work-flow management engine, and they surround their core product with customer experience apps and capabilities, albeit in a more closed ecosystem.
•Telecom Expense Management (TEM) Providers –
◦TEOCO and Tangoe are two major providers that offer wholesale and retail TEM software and services. Each of these vendors have large customers/contracts to better account, reconcile and pay out on vendor contracts, network circuits, roaming agreements and other complex expense areas.
•Telecom Service Order Management Providers –
◦Neustar supports major providers with software that handles the full order lifecycle of telecommunications service orders.
◦Order management applications and processes developed/utilized by Operators also present competition.
•Geospatial Network Planning Providers –
◦Major providers of software that manage the planning and design of physical communication networks include Bentley, GE Smallworld, and 3-GIS.

To compete against global platform providers, we offer a collection of products that help keep subscribers, systems, networks, and content in sync to enable a better, more engaging experience. Our white label products enable subscribers to connect with one another, the networks they rely on, the brands they love and the services they need. We believe we compete favorably through our differentiated product capabilities, vast reach across global markets, and our 20+ years of experience building carrier grade solutions that are proven to scale.

Compliance and Certifications

We obtain third-party reviews of our controls relating to security. Our Synchronoss white label Personal Cloud™ has been certified to be compliant with the Service Organization Controls (SOC) 2 type II audit that tests the design and operating effectiveness of controls over time. An independent auditor tests these controls annually and addresses, among other areas, the environmental and physical safeguards for production data centers, legal controls, change management and logical security. In addition, our Financial Analytics hosted solution is certified to be compliant with a SOC 1 type II audit that tests the design and effectiveness of controls related to our customers’ use of this service in financial reporting.

Additionally, we complete an independent assessment ensuring compliance with the Payment Card Industry Data Security Standards (PCI-DSS) for our DXP and activation products. The PCI-DSS standards focus on application and network security relating to the storage of credit card data on behalf of our customers. Finally, our operations in Bangalore are certified under ISO27000, ensuring best practices for information security management, and ISO9000, ensuring quality management.

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

As of December 31, 2021 we had 1,536 full-time employees located in India, North America, Europe, and Asia Pacific regions. None of our employees are covered by any collective bargaining agreements.

We have a purpose-driven culture, with a focus on employee input and well-being, which we believe enables us to attract and retain exceptional talent. We have moved to a flexible work policy, providing the majority of our employees the flexibility to work remotely from off-site locations at their election. We offer learning and development programs for all employees. Employees are able to actively voice their questions and thoughts through many internal channels, including our company town hall meetings and employee engagement surveys.

With a continued focus on employee engagement, we formed a global Diversity, Equity, and Inclusion (DE&I) committee, laying the groundwork to embed DE&I as part of our corporate culture and pave the way for a more comprehensive program. We took initial steps in this space through formal trainings, employee communications, and updating our technology terminology to ensure that the language we use is inclusive, aligned with industry best practices, and compatible with our DE&I philosophy. More recently, we launched a series of employee initiatives, SyncSmiles, SyncCheers, and Coffee Talks, designed to strengthen employee morale, with more to come in this area.

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

Corporate Information

We were incorporated in Delaware in 2000. Our principal offices are located at 200 Crossing Boulevard Bridgewater NJ. We completed our initial public offering in 2006, and our common stock is listed on the NASDAQ Global Select Market under the symbol “SNCR” and our Senior Notes as listed on the NASDAQ Global Select Market under the symbol “SNCRL.”

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

Operation Risks

•Our business may not generate sufficient cash flows from operations or future borrowings may not be available in amounts sufficient to enable us to fund liquidity needs or capital expenditures.
•Our revenue, earnings and profitability are affected by the length of our sales cycle, and a longer sales cycle could adversely affect our results of operations and financial condition.
•Fluctuations in our operating results due to certain factors make our future results difficult to predict.
•If we do not meet our revenue forecasts, we may be unable to avoid harm to our results of operations.
•A limited number of customers account for a substantial portion of our revenues.
•We are exposed to our customers’ credit risk.
•Political or economic changes or other factors in a specific country or region could harm our operating results and financial condition.
•Fluctuations in foreign currency exchange rates could result in foreign currency transaction losses.
•The terms of existing and any new debt could restrict our ability to operate our business.
•We make investments in new products and services that may not be profitable.
•We must recruit and retain our key personnel and our failure to recruit and retain qualified employees.
•We are subject to complex revenue recognition standards.
•Our performance and growth depend on our ability to generate customer referrals and develop customer relationships.
•Many of our products are complex and may contain defects that are detected only after deployment.
•Failure to maintain the confidentiality, integrity and availability of our systems, software and solutions could seriously damage our reputation and affect our ability to retain customers and attract new business.
•Consolidation in the industries that we serve can reduce the number of actual and potential customers.
•Failures or interruptions of our systems and services could materially harm our revenues, impair our ability to conduct our operations and damage relationships with our customers.
•Failure to meet our service level obligations or otherwise fail to offer quality support and services would subject us to penalties and we could lose customers.
•Our reliance on third-party providers exposes us to a variety of risks we cannot control.
•We may seek to acquire or make investments in companies or technologies which could disrupt our management, dilute our stockholders’ ownership, increase our debt, and adversely affect our business.
•Economic, political, market conditions and catastrophic events can adversely affect our business.
•Our insurance policies, including general liability, errors and omissions and cyber insurance, may not totally protect us.

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
•The SaaS pricing model is evolving and our failure to manage its evolution and demand could lead to lower than expected revenue and profit.
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
•Claims by other parties that we infringe their technology could harm our business.
•Our use of “open source” software could negatively affect our ability to sell our services.
•As a result of being a public company, we continue to incur significant costs and devote management time to compliance initiatives.
•Changes in tax regulations could adversely affect our effective tax rates and if we are required to collect sales taxes on the services we sell in additional jurisdictions, we may be subject to liability for past sales.
•Changes in accounting principles, or interpretations thereof, could have a significant impact on our financial position and results of operations.

Risks Related to our Series B Preferred Stock, Senior Notes and Common Stock

•Our stock price may continue to experience significant fluctuations and could subject us to litigation.
•Delaware law and provisions in our restated certificate of incorporation and bylaws could make a merger, tender offer or proxy contest difficult, therefore depressing the trading price of our common stock.
•We are subject to investigations relating to certain transactions in 2015 and 2016 that resulted in the restatement of our financial statements in 2018, and the Securities and Exchange Commission staff has preliminarily determined to recommend the initiation of an enforcement action against us in connection with that matter.
•Downgrades in our credit ratings may increase our future borrowing costs, limit our ability to raise capital, cause our stock price to decline or reduce analyst coverage, any of which could have a material adverse impact on our business.
•Our current or future debt securities or preferred equity securities, which would be senior to our common stock, may adversely affect the market price of our common stock.
•B. Riley Financial, Inc. and its affiliates (“BRF”) have significant influence over us and may have conflicts of interest that arise out of future contractual relationships it or its affiliates may have with us.
•An active trading market for the Senior Notes may not develop, which could limit the market price of the Senior Notes or your ability to sell them.

Operation Risks

Our business may not generate sufficient cash flows from operations, or future borrowings which may not be available to us, in amounts sufficient to enable us to fund our liquidity needs and capital expenditure requirements necessary to expand our operations and invest in new products which could reduce our ability to compete and could harm our business.

We cannot guarantee that we will be able to generate sufficient revenue or obtain enough capital to fund our planned capital expenditures, service our debt and execute on our business strategy. We may be more vulnerable to adverse economic conditions than our leveraged competitors and thus less able to withstand competitive pressures. We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new products and enhancements to our platforms or acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional capital, our stockholders may experience significant dilution of their ownership interests, and the per share value of our common stock could decline. In addition, the terms of any future issued equity securities could entitle the holders of those equity securities to rights, preferences and privileges superior to those of holders of our common stock. Furthermore, if we engage in additional debt financings, the holders of debt might have priority over the holders of common stock, and we may be required to accept terms that restrict our ability to incur additional indebtedness, including restrictive covenants relating to our capital raising activities and other financial and operational matters, including restricting our ability to pay dividends or make certain other restricted payment, sell assets, make certain investments and grant liens, which may make it more difficult for us to obtain additional capital and to pursue business opportunities. We may also be required to take other actions that would otherwise be in the interests of the debt holders and force us to maintain specified liquidity or other ratios, including limitations to our total leverage ratio, any of which could harm our business, results of operations, and financial condition. If we need additional capital and cannot raise it on acceptable terms, we may not be able to, among other things, (i) develop or enhance our products and platforms, (ii) acquire complementary technologies, products or businesses, (iii) expand operations in the United States or internationally or (iv) respond to competitive pressures or unanticipated working capital requirements.

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

Our business is directly affected by the length of our sales cycles. Our customers’ businesses are relatively complex and their purchase of the types of services that we offer generally involve a significant financial commitment, with attendant delays, frequently associated with large financial commitments and procurement procedures within an organization. In addition, as we continue to further penetrate the enterprise, and the size and complexity of our sales opportunities continue to expand, we have seen an increase in the average length of time in our sales cycles. The purchase of the types of services that we offer typically requires coordination and agreement across many departments within a potential customer’s organization. Delays associated with such timing factors could have a material adverse effect on our results of operations and financial condition. In periods of economic slowdown our typical sales cycle lengthens, which means that the average time between our initial contact with a prospective customer and the signing of a sales contract increases. The lengthening of our sales cycle could reduce growth in our revenue. In addition, the lengthening of our sales cycle contributes to an increased cost of sales, thereby reducing our profitability.

We may experience quarterly fluctuations in our operating results due to a number of factors which make our future results difficult to predict and could cause our operating results to fall below expectations or our guidance.

As a result of a variety of factors discussed in this report, many of which are out of our control, our revenue for a particular quarter is difficult to predict, especially in light of a challenging and inconsistent global macroeconomic environment and related market uncertainty. Our revenue may grow at a slower rate than in past periods or decline, as it has in the past, on a year-over-year basis. Our ability to meet financial expectations could also be adversely affected if the nonlinear sales pattern seen in some of our past quarters recurs in future periods. The timing of large orders can also have a significant effect on our business and operating results from quarter to quarter. From time to time, we receive large orders that have a significant effect on our operating results in the period in which the order is recognized as revenue. The timing of such orders is difficult to predict, and the timing of revenue recognition from such orders may affect period to period changes in revenue. As a result, our operating results could vary materially from quarter to quarter based on the receipt of such orders and their ultimate recognition as revenue. We plan our operating expense levels based primarily on forecasted revenue levels. These expenses and the impact of long-term commitments are relatively fixed in the short term. A shortfall in revenue could lead to operating results being below expectations because we may not be able to quickly reduce these fixed expenses in response to short-term business changes. As a result, comparing our operating results on a period-to-period basis may not be meaningful. Our past results should not be relied on as an indication of our future performance. Non-GAAP financial measures should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. In addition, non-GAAP metrics we may disclose, such as EBITDA, and any corresponding trends in such metrics should not be relied on as an indication that our GAAP results, such as income (loss), will be similar or will follow the same trends. If our revenue or operating results fall below the expectations of investors or securities analysts or below any guidance we may provide to the market, the price of our common stock could decline substantially. Any of the above factors could have a material adverse impact on our operations and financial results.

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

The Company’s top five customers accounted for 68.2%, 68.0% and 69.2% of net revenues for the years ended December 31, 2021, 2020 and 2019, respectively. Of these customers, Verizon accounted for more than 10% of our revenues in 2021, 2020, and 2019. There are inherent risks whenever a large percentage of total revenues are concentrated with a limited number of customers. It is not possible for us to predict the future level of demand for our services that will be generated by these customers or the future demand for the products and services of these customers in the end-user marketplace. In addition, revenues from these larger customers may fluctuate from time to time based on the commencement and completion of projects, the timing of which may be affected by market conditions or other factors, some of which may be outside of our control. Further, some of our contracts with these larger customers permit them to terminate our services at any time (subject to notice and certain other provisions). If any of our major customers experience declining or delayed sales due to market, economic or competitive conditions, we could be pressured to reduce the prices we charge for our services or we could lose the customer. Any such development could have an adverse effect on our margins and financial position and would negatively affect our revenues and results of operations and/or trading price of our common stock.

We are exposed to our customers’ credit risk.

We are subject to the credit risk of our customers, and customers with liquidity issues may lead to credit losses for us. Most of our sales are on an open credit basis, with typical payment terms between 45 and 60 days in the United States and, because of local customs or conditions, longer payment terms in some markets outside the United States. We use various methods to screen potential customers and establish appropriate credit limits, but these methods cannot eliminate all potential bad credit risks and may not prevent us from approving applications that are fraudulently completed. Moreover, businesses that are good credit risks at the time of application may become bad credit risks over time and we may fail to detect this change. We maintain reserves we believe are adequate to cover exposure for doubtful accounts. If we fail to adequately assess and monitor our credit risks, we could experience longer payment cycles, increased collection costs and higher bad debt expense. A decrease in accounts receivable resulting from an increase in bad debt expense could adversely affect our liquidity. Our exposure to credit risks may increase if our customers are adversely affected by a difficult macroeconomic environment, or if there is a continuation or worsening of the economic environment. Although we have programs in place that are designed to monitor and mitigate the associated risk, including monitoring of particular risks in certain geographic areas, there can be no assurance, especially during the COVID-19 pandemic, that these programs will be effective in reducing our credit risks or preventing us from incurring additional losses. Future losses, if incurred, could harm our business and have a material adverse effect on our business operating results and financial condition. Additionally, to the degree that the current or future credit markets make it more difficult for some customers to obtain financing, those customers’ ability to pay could be adversely impacted, which in turn could have a material adverse impact on our business, operating results, and financial condition.

Due to the global nature of our operations, political or economic changes or other factors in a specific country or region could harm our operating results and financial condition.

We conduct significant sales and customer support operations in countries around the world. As such, our growth depends in part on our increasing sales into emerging countries. We also depend on, and many of our customers depend on, non-U.S. operations of our contract manufacturers, component suppliers and distribution partners. Emerging countries in the aggregate experienced a decline in orders during fiscal 2021 and certain prior periods. We continue to assess the sustainability of any improvements in these countries and there can be no assurance that our investments in these countries will be successful. Our future results could be materially adversely affected by a variety of political, economic or other factors relating to our operations inside and outside the United States, including impacts from global central bank monetary policy; issues related to the political relationship between the United States and other countries that can affect the willingness of customers in those countries to purchase products from companies headquartered in the United States; business interruptions resulting from regional or larger scale conflicts or geo-political actions; the impact of the COVID-19 or other public health epidemics or concerns on our customer’s component suppliers, and the challenging and inconsistent global macroeconomic environment, any or all of which could have a material adverse effect on our operating results and financial condition, including, among others things:

•Current or future supply chain interruptions;
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
•Natural disasters, terrorism, war or other military conflict, telecommunication and electrical failures;
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

Many of our current and planned products are highly complex and may contain defects or errors that are detected only after deployment in telecommunications networks. If that occurs, our reputation or market acceptance of our products and services may be harmed.

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

There is also a danger of industrial espionage, cyber-attacks, misuse or theft of information or assets (including source code), or damage to assets by people who have gained unauthorized access to our facilities, systems or information, which could lead to the disclosure of portions of our source code or other confidential information, improper usage and distribution of our solutions without compensation, illegal or inappropriate usage of our systems and solutions, jeopardizing of the security of information stored in and transmitted through our computer systems, manipulation and destruction of data, defects in our software and downtime issues. More generally, the COVID-19 pandemic has increased attack opportunities available to criminals, as they attempt to profit from disruptions and the resulting shift in companies and individuals working remotely and online, as well as the increase in electronic payments, e-commerce, and other online activity. While the Company does not currently have operations in areas experiencing rising political conflict and uncertainty, there is an increased likelihood that escalation of tensions could result in cyber-attacks or cybersecurity incidents that could either directly or indirectly impact our operations. As such, the risk of cybersecurity incidents is increasing, and we cannot provide assurances that our preventative efforts will be successful. Although we actively employ measures to combat unlicensed copying, access and use of our facilities, systems, software and intellectual property through a variety of techniques, preventing unauthorized use or infringement of our rights is inherently difficult. The occurrence of an event of this nature could adversely affect our financial results or could result in significant claims against us for damages. Further, participating in either a lawsuit to protect against unauthorized access to, usage of or disclosure of any of our solutions or any portion of our source code or the prosecution of an individual in connection with a cybersecurity breach could be costly and time-consuming and could divert management’s attention and adversely affect the market’s perception of us and our solutions. A number of core processes, such as software development, sales and marketing, customer service and financial transactions, rely on our IT, infrastructure and applications. Defects or malfunctions in our IT infrastructure and applications could cause our service offerings not to perform as our customers expect, which could harm our reputation and business. In addition, malicious software, sabotage and other cybersecurity breaches of the types described above could cause an outage of our infrastructure, which could lead to a substantial denial of service and ultimately downtimes, recovery costs and customer claims, any of which could have a significant negative impact on our business, financial position, profit and cash flows.

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

Despite our efforts to protect our intellectual property, unauthorized third parties may attempt to copy our technology or to develop products or solutions with the same or similar functions, which infringe upon our rights. Pursuing these potential violations of Synchronoss’ intellectual property rights is difficult and costly. Our competition may also independently develop technology equivalent to ours and our intellectual property rights may not be sufficient to prevent them from marketing and selling those products which incorporate such technology, which could have a material adverse effect on our ability to compete in the marketplace.

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

Our success depends on our ability to provide reliable services to our customers and process a high volume of transactions in a timely and effective manner. Although we operate disaster recovery solutions and maintain backup systems, our network operations are susceptible to damage or interruption from human error, fire, flood, power loss, telecommunications failure, terrorist attacks, war or other military conflict, including escalation of ongoing political conflicts and similar events. A catastrophic event that results in the destruction or disruption of any of our data centers or our critical business or information technology systems could severely affect our ability to conduct normal business operations and, as a result, our business, operating results and financial condition could be adversely affected. We could also experience failures or interruptions of our systems and services, or other problems in connection with our operations, as a result of, among other things:

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

We rely on various systems and applications to support our internal operations, including our billing, financial reporting and customer contracting functions. The availability of these systems and applications is essential to us and delays, disruptions or performance problems may adversely impact our ability to accurately bill our customers, report financial information and conduct our business, or cause us to suffer reputational harm, delays in product development, lack of products provided to our customers, breaches of data security and loss of critical data. Any failure or interruption of our systems and services could also prevent us from fulfilling customer orders or maintaining certain service level requirements, particularly in respect of our software as a service (“SaaS”) and hosted offerings.

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

Economic, political and market conditions can adversely affect our results of operations, financial condition and business.

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

The COVID-19 pandemic has created significant uncertainty in the global economy. The COVID-19 pandemic and health measures taken by governments and private industry in response to the pandemic, including stay-at-home orders, restrictions on business operations, and travel restrictions, have had significant negative effects on the economy, including disruptions impacting various supply chains. Continued uncertainty about the pandemic, associated economic consequences, and potential relief measures may have a long-term adverse effect on the economy, our sellers, customers, suppliers, and our business. For example, we are currently subletting some of our office space. An economic downturn or our new work from home practices may cause us to need less office space than we are contractually committed to leasing and prevent us from finding subtenants for such unused office space, causing us to pay for unused office space. Rising tensions in the geopolitical climate have created significant uncertainty in the global economy. These or any further political or governmental developments or health concerns in countries could result in social, economic and labor instability. If, as a result of such events, we experience a reduction in demand for our products, platforms or services, or the supply of products or components to our customers, our business, results of operations and financial condition may be materially and adversely affected.

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

Our insurance policies, including general liability, errors and omissions and cyber insurance may not totally protect us.

We cannot assure that our existing general liability insurance coverage, coverage for errors and omissions and cyber liability insurance will continue to be available on acceptable terms in sufficient amounts to cover one or more large claims, or that the insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceeds our available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, financial condition and results of operations.

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

The SaaS pricing model is evolving and our failure to manage its evolution and demand could lead to lower than expected revenue and profit.

We derive a portion of our revenue growth from subscription offerings and specifically SaaS offerings. This business model depends heavily on achieving economics of scale due to the initial upfront investment, and the associated revenue is recognized on a ratable basis. Our customers typically have no contractual obligation to renew their subscriptions after completion of their then-current subscription term. We may be unable to predict future customer renewal rates accurately. Our renewal rates may decline or fluctuate as a result of a number of actors, including our customers’ level of satisfaction with our offerings, our offerings’ inability to integrate with new or changing technologies, the prices of our offerings, competing products, reductions in our customers’ spending levels or general, industry-specific or local economic conditions. If we fail to achieve appropriate economics of scale or if we fail to manage or anticipate the evolution and demand of the SaaS pricing model, then our business and operating results could be adversely affected.

Because subscription revenue related to our SaaS offerings is typically recognized ratably over time, we expect to experience near-term revenue growth as more customers move to our SaaS subscriptions. If the Company does not achieve near term growth, we may not be able to adjust our cost structure in response to changes in subscription agreements in a period. Also, since revenue from SaaS subscriptions is recognized over the term of their subscriptions, it is difficult for us to rapidly increase revenue through additional sales in any period. We forecast our future revenue and operating results and provide financial projections based on a number of assumptions, including a forecasted rate of subscription bookings. In addition, our subscription based offerings may be invoiced over multiple reporting periods, which could subject us to additional collection and credit risks, particularly if a customer does not plan to renew these subscriptions. If any of our assumptions about our business model or the estimated subscriptions are incorrect, our revenue and operating results may be impacted and could vary materially from those we provide as guidance or from those anticipated by investors and analysts. If we are unable to manage our SaaS pricing model in light of the foregoing risks and uncertainties, our business, results of operations and financial condition would be negatively impacted.

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

Failure to comply with laws and regulations applicable to our business could subject us to fines and penalties and could also cause us to lose customers or negatively impact our ability to contract with customers.

Our business is subject to regulation by various federal, state, local and foreign governmental agencies, including agencies responsible for monitoring and enforcing employment and labor laws, antitrust laws, workplace safety, product safety, environmental laws, consumer protection laws, anti-bribery laws, import/export controls, federal securities laws and tax laws and regulations. In certain jurisdictions, these regulatory requirements may be more stringent than in the United States. Noncompliance with applicable regulations or requirements could subject us to investigations, sanctions, mandatory product recalls, enforcement actions, disgorgement of profits, fines, damages and civil and criminal penalties or injunctions. If any governmental sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, reputation, operating results and financial condition could be adversely affected. In addition, responding to any action will likely result in a significant diversion of management’s attention and resources and an increase in third-party professional fees. Enforcement actions and sanctions could harm our business, operating results and financial condition.

These laws and regulations impose added costs on our business, and failure to comply with these or other applicable regulations and requirements, could lead to claims for damages from our channel partners, penalties or termination of contracts. Any such damages, penalties, disruptions or limitations in our ability to do business could have an adverse effect on our business and operating results.

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

Our growth strategy includes the growth of our operations in foreign jurisdictions. International operations are subject to numerous additional risks, including economic and political risks in foreign jurisdictions in which we operate or seek to operate, potential additional costs due to localization and other geographic specific costs, difficulty in enforcing contracts and collecting receivables through some foreign legal and financial systems, unexpected changes in legal and regulatory requirements, differing technology standards and pace of adoption, fluctuations in currency exchange rates, varying regional and geopolitical business conditions and demands. The difficulties associated with managing a large organization spread throughout various countries and potential tax issues, including restrictions on repatriating earnings and multiple changing and complex tax laws and regulations, and the differences in foreign laws and regulations, including foreign tax, data privacy requirements, anti-competition, intellectual property, labor, trade and other laws. Additionally, compliance with international and U.S. laws and regulations that apply to our international operations may increase our cost of doing business in foreign jurisdictions. Violation of these laws and regulations could result in fines, criminal sanctions against us, our officers or our employees, or prohibitions on the conduct of our business. Sanctions imposed by the United States and other countries with respect to countries involved in conflict may impact our ability to offer services in the region, and additional sanctions or retaliatory measures could be imposed in the future. Further instability or tension in the geopolitical climate could also cause us to adjust our operating model, which would increase our costs of operations. As we continue to expand our business globally, our success will depend, in large part, on our ability to anticipate and effectively manage these and other risks associated with our international operations. However, any of these factors could adversely affect our international operations and, consequently, our operating results.

Failure to comply with anticorruption and anti-money laundering laws, including the U.S. Foreign Corrupt Practices Act of 1977, as amended ("FCPA"), and similar laws associated with our activities outside of the United States could subject us to penalties and other adverse consequences.

We are subject to the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, the United Kingdom Bribery Act of 2010 ("U.K. Bribery Act") and possibly other anti-bribery and anti-money laundering laws in countries in which we conduct activities. We face significant risks if we fail to comply with the FCPA and other anticorruption laws that prohibit companies and their employees and third-party intermediaries from authorizing, offering or providing, directly or indirectly, improper payments or benefits to foreign government officials, political parties and private-sector recipients for the purpose of obtaining or retaining business, directing business to any person or securing any advantage. In many foreign countries, particularly in countries with developing economies, it may be a local custom that businesses engage in practices that are prohibited by the FCPA or other applicable laws and regulations. In addition, we use various third parties to sell our solutions and conduct our business abroad. We or our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and we can be held liable for the corrupt or other illegal activities of these third-party intermediaries, our employees, representatives, contractors, partners and agents, even if we do not explicitly authorize such activities. We continue to update and implement our FCPA/anti-corruption compliance program and no assurance can be given that all of our employees and agents, as well as those companies to which we outsource certain of our business operations, will not take actions in violation of our policies and applicable law, for which we may be ultimately held responsible.

Any violation of the FCPA, other applicable anticorruption laws and anti-money laundering laws could result in whistleblower complaints, adverse media coverage, investigations, loss of export privileges, severe criminal or civil sanctions and, in the case of the FCPA, suspension or debarment from U.S. government contracts, which could have a material and adverse effect on our reputation, brand, business, operating results and prospects. In addition, responding to any enforcement action may result in a materially significant diversion of management’s attention and resources and significant defense costs and other third-party professional fees.

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

Our handling of data is subject to a variety of laws and regulations, including regulation by various government agencies, such as the U.S. Federal Trade Commission (“FTC”), and various state, local, and foreign agencies. Our data handling is also subject to contractual obligations and industry standards. The U.S. federal and various state and foreign governments have adopted or proposed limitations on the collection, distribution, use, and storage of data relating to individuals and businesses, including the use of contact information and other data for marketing, advertising, and other communications with individuals and businesses. In the United States, various laws and regulations apply to the collection, processing, disclosure, and security of certain types of data, including the Electronic Communications Privacy Act, the Computer Fraud and Abuse Act, the Gramm Leach Bliley Act, the Family Educational Rights and Privacy Act, and the Health Insurance Portability and Accountability Act, as well as state laws relating to privacy and data security. Additionally, the FTC and many state attorneys general are interpreting federal and state consumer protection laws as imposing standards for the online collection, use, dissemination, and security of data. For example, California enacted the California Consumer Privacy Act of 2018 (“CCPA”), which took effect on January 1, 2020 and became enforceable by the California Attorney General on July 1, 2020, and broadly defines personal information. The CCPA creates new individual privacy rights for consumers (as that term is broadly defined) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA requires covered companies to provide certain disclosures to California consumers about its data collection, use and sharing practices, provide such consumers with ways to opt-out of certain sales or transfers of personal information, provides for civil penalties for violations, and allows for a new private right of action for data breaches that has resulted in an increase in data breach litigation. Additionally, a new California ballot initiative, the California Privacy Rights Act, or “CPRA,” was passed in November 2020. Effective starting on January 1, 2023, the CPRA imposes additional obligations on companies covered by the legislation and will significantly modify the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. The effects of the CCPA and the CPRA are potentially significant and may require us to modify our data collection or processing practices and policies and to incur substantial costs and expenses in an effort to comply and increase our potential exposure to regulatory enforcement and/or litigation.

The laws and regulations relating to privacy and data security are evolving, can be subject to significant change, and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions. The CCPA, in particular, appears to have marked the beginning of a trend toward more stringent state privacy legislation in the United States, which could in certain circumstances increase our potential liability and adversely affect our business. For instance, Virginia enacted the Virginia Consumer Data Protection Act, or the CDPA, and, most recently, Colorado passed the Colorado Privacy Act, or CPA, both comprehensive state privacy laws with an effective date of July 1, 2023. The CCPA, CPRA, CDPA, and CPA may increase our compliance costs and potential liability, particularly in the event of a data breach, and could have a material adverse effect on our business, including how we use personal information, our financial condition, the results of our operations or prospects. This trend, further, has prompted a number of proposals for new federal and state-level privacy legislation. Such proposed legislation, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies and the availability of previously useful data and could result in increased compliance costs and/or changes in business practices and policies.

Many of the foreign jurisdictions where we or our customers operate or conduct business, including the European Union, have laws and regulations dealing with the collection, use, storage, and disclosure and other handling (collectively, “processing”) of personal information, which in some cases are more restrictive than those in the United States. In addition to regulating the processing of personal information within the relevant jurisdictions, these legal requirements often also apply to the processing of personal information outside these jurisdictions, where there is some specified link to the relevant jurisdiction. For example, Synchronoss has multiple offices in Europe and serves clients and their customers throughout the European Union (“EU”), where the GDPR went into effect in 2018. The GDPR, which also is the law in Iceland, Norway, and Liechtenstein, has an extensive global reach and imposes robust obligations relating to the processing of personal information, including documentation requirements, greater control for data subjects (e.g., the rights to be forgotten and to data portability), security requirements, notice requirements, restrictions on sharing personal information, data governance obligations, data breach notification requirements, and restrictions on the export of personal information to other countries (discussed in further detail below).The solutions that we currently offer subject us to many of these laws and regulations in many of the foreign jurisdictions where we operate or conduct business, and these laws and regulations may be modified or subject to new or different interpretations, and new laws and regulations may be enacted in the future.

Recent legal developments have created compliance uncertainty regarding some transfers of personal information from the UK and European Economic Area (“EEA”) to locations where we or our customers operate or conduct business, including the United States and potentially Singapore, particularly with respect to cross-border transfers. Under the GDPR, such transfers can take place only if certain conditions apply or if certain data transfer mechanisms are in place. In July 2020, the Court of Justice of the European Union ruled in its “Schrems II” decision (C-311/18), that the Privacy Shield was invalid and could no longer be relied upon as a basis for international transfers due to the breadth of United States surveillance laws. In September 2020, the Federal Data Protection and Information Commissioner of Switzerland (where the law has a similar restriction on the export of personal information) issued an opinion concluding that the Swiss-U.S. Privacy Shield Framework, similarly, does not provide an adequate level of protection for data transfers from Switzerland to the United States pursuant to Switzerland’s Federal Act on Data Protection. Synchronoss and our customers continue to use alternative transfer strategies, including the European Commission’s Standard Contractual Clauses (“SCCs”), while the authorities interpret the Schrems II decision and the validity of alternative data transfer mechanisms. Use of such data transfer mechanisms must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals, and additional measures and/or contractual provisions may need to be put in place. As a result, we may experience hesitancy, reluctance, or refusal by European or multi-national customers to continue to use our products due to the potential risk exposure to such customers arising from shifting business sentiment in the EEA regarding international data transfers and the data protection obligations imposed on them. We may, further, find it necessary to establish systems to maintain personal data originating from the EEA in the EEA, which may involve substantial expense and may cause us to need to divert resources from other aspects of our business, all of which may adversely affect our business. The SCCs, moreover, though previously approved by the European Commission, have faced challenges in European courts (including being called into question in the Schrems II decision), and may be further challenged, suspended or invalidated for transfers to some or all countries. For example, guidance regarding Schrems II issued by the European Data Protection Board (which is comprised of representatives from every EU member state’s top data protection authority) have cast serious doubt on the validity of SCCs for most transfers of personal information to the United States. Further, the European Commission published new versions of the SCCs on June 4, 2021, which required implementation by September 27, 2021 for new transfers, and by December 2022 for all existing transfers. These recent developments require us to review and amend our uses of SCCs involving the transfer of EEA data outside of the EEA, which could increase our compliance costs and adversely affect our business, and we and our customers may face a risk of enforcement actions taken by European data protection authorities until the time, if any, that personal data transfers to us and by us from the EEA are legitimized under European law. At present, there are few viable alternatives to the Privacy Shield and the SCCs, so such developments may necessitate further expenditures on local infrastructure, changes to internal business processes, changes to products, or may otherwise affect or restrict our sales and operations.

EU data protection authorities have the power to impose administrative fines for violations of the GDPR of up to a maximum of €20 million or 4% of a corporate family’s total worldwide global turnover for the preceding fiscal year, whichever is higher. Such penalties are in addition to any civil litigation claims by clients, data subjects or other third parties. We believe that the solutions that we currently offer subject us to the GDPR and other laws and regulations relating to privacy, data protection, and information security, and these may be modified or subject to new or different interpretations in the future. We will need to take steps to address compliance obligations in this rapidly evolving legal environment, but we cannot assure you that we will be able to implement changes in a timely manner or without significant disruption to our business, or that such steps will be effective, and we may face the risk of liability and loss of business.

In addition, further to the United Kingdom's (“UK”) exit from the EU on January 31, 2020, the GDPR ceased to apply in the UK at the end of the transition period on December 31, 2020. However, as of January 1, 2021, the UK’s European Union Act 2018 incorporated the GDPR (as it existed on December 31, 2020 but subject to certain UK specific amendments) into UK law (referred to as the “UK GDPR”). The UK GDPR and the UK Data Protection Act 2018 set out the UK’s data protection regime, which is independent from but aligned to the EU’s data protection regime. The EU issued an adequacy decision in June 2021 in favor of the UK permitting data transfers from the EEA to the UK. However, this adequacy decision is subject to a four-year term, and the EU could intervene during the term if it determines that the data protection laws in the UK are not sufficient. If the adequacy decision is not renewed after its term, or the EU intervenes during the term, data may not be able to flow freely from the EEA to the UK unless additional measures are taken. In which case, we may be required to find alternative solutions for the compliant transfer of personal data into the UK from the EEA. Non-compliance with the UK GDPR may result in monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher. Like the EU GDPR, the UK GDPR restricts personal data transfers outside the UK to countries not regarded by the UK as providing adequate protection (this means that personal data transfers from the UK to the EEA remain free flowing).

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

In addition to the EU and UK, a growing number of other global jurisdictions are considering or have passed legislation implementing data protection requirements or requiring local storage and processing of data or similar requirements that could increase the cost and complexity of delivering our offerings. Some of these laws, such as the General Data Protection Law in Brazil, or the Act on the Protection of Personal Information in Japan, impose similar obligations as those under the GDPR. Others, such as those in Russia, India, and China, could potentially impose more stringent obligations, including data localization requirements. If we are unable to develop and offer features that meet legal requirements or help our customers meet their obligations under the laws or regulations relating to privacy, data protection, or information security, or if we violate or are perceived to violate any laws, regulations, or other obligations relating to privacy, data protection, or information security, we may experience reduced demand for our offerings, harm to our reputation, and become subject to investigations, claims, and other remedies, which would expose us to significant fines, penalties, and other damages, all of which would harm our business.

We also depend on a number of third parties in relation to the operation of our business, a number of which process personal data on our behalf or as our sub-processor. To the extent required by applicable law, we attempt to mitigate the associated risks of using third parties by performing security assessments and detailed due diligence, entering into contractual arrangements to ensure that providers only process personal data according to our instructions or equivalent instructions to the instructions of our customer (as applicable), and that they have sufficient technical and organizational security measures in place. Where we transfer personal data outside the EEA or the UK to such third parties, we do so in compliance with the relevant data export requirements, as described above. There is no assurance that these contractual measures and our own privacy and security-related safeguards will protect us from the risks associated with the third-party processing, storage and transmission of such information. Any violation of data or security laws by our third-party processors could have a material adverse effect on our business and result in the fines and penalties under the GDPR, UK GDPR, or other laws outlined above.

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

Names, addresses, telephone numbers, credit card data and other personal identification information are collected, processed and stored in our systems. Our treatment of this kind of information is subject to contractual restrictions and federal, state and foreign data privacy laws and regulations. Advances in technology, the expertise of criminals, new discoveries in the field of cryptography, acts or omissions by our employees, contractors or service providers or other events or developments could result in a compromise or breach in the security of confidential or sensitive information. Our security measures and those of our service providers may be breached or compromised by individuals or groups of hackers, including sophisticated organizations and nation states, or compromised by personnel error or malfeasance. Techniques used to compromise or sabotage systems change frequently and generally are not recognized until launched against a target. As a result, we may be unable to anticipate these techniques or to implement adequate preventative measures. We and our service providers, therefore, may not be able to prevent third parties, including criminals, competitors or others, from breaking into or altering our systems, conducting denial-of-service attacks, attempting to gain access to our systems, information or monetary funds through phishing or social engineering campaigns, installing viruses or malicious software on our website or devices used by our employees or contractors, or carrying out other activity intended to disrupt our systems or gain access to confidential or sensitive information in our or our service providers’ systems. Furthermore, such third parties may further engage in various other illegal activities using such information, including credit card fraud, which may cause additional harm to us, our users and our brand. Third parties may attempt to fraudulently induce our or our service providers’ employees to misdirect funds or to disclose information in order to gain access to personal data we maintain about our users or website users.

Any accidental unauthorized access to or disclosure, loss, disablement or encryption of, acquisition, use or misuse of or modification of confidential or sensitive information, processing or destruction of this information, or unavailability of information that we or our partners could experience or the perception that one has occurred or may occur, could expose us to regulatory actions, litigation, investigations, remediation obligations, damage to our reputation and brand, supplemental disclosure obligations, loss of customer, consumer and partner confidence in the security of our applications, destruction of information, indemnity obligations, impairment to our business and resulting fees, costs, expenses, loss of revenues and other potential liabilities. Moreover, there could be public announcements regarding any such incidents and any steps we take to respond to or remediate such incidents. Security incidents could disrupt operation of our products or result in unauthorized access to, unauthorized use or disclosure of, the inaccessibility of or loss of our or our partners’ and users’ sensitive and confidential information (including intellectual property and personal information). Consequences of these incidents can include damage to our reputation, early termination of our contracts, loss of business, litigation, regulatory investigations and other liabilities. Even a perceived security incident could damage the market perception of our business and adversely impact our results of operations and financial condition. Our efforts to detect, prevent and remediate known or potential security vulnerabilities may result in additional direct and indirect costs. Finally, if a high profile security breach occurs with respect to other similarly situated services, our users and potential users may lose trust in the security of such services generally, which could adversely impact our ability to retain existing users or attract new ones.

We devote financial and personnel resources to implement and maintain security measures. While we have security measures in place that are designed to protect against these risks, preserve the integrity of customer and personal information and prevent information loss, misappropriation and other security breaches, our security measures may be compromised as a result of intentional misconduct, including by computer hackers, employees, contractors or service providers, as well as software bugs, human error, technical malfunctions or other malfeasance.

If any breach of information security were to occur, our reputation and brand could be damaged, our business may suffer, we could be required to expend significant capital and other resources to alleviate problems caused by such breaches, and we could be exposed to a risk of loss, litigation or regulatory action and possible liability. For example, any such event that leads to unauthorized access, use, or disclosure of personal information, including personal information regarding our customers or employees, could compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information, including private lawsuits or class actions under the California Consumer Privacy Act, which could result in significant legal and financial exposure and reputational damages that could potentially have an adverse effect on our business. Actual or anticipated attacks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees and engage third-party experts and consultants. Any compromise or breach of our security measures, or those of our third-party service providers, may violate applicable privacy, data security and other laws, and cause significant legal and financial exposure, adverse publicity and a loss of confidence in our security measures, which could have a material adverse effect on our business, financial condition and results of operations. We may need to devote significant resources to protect against security breaches or to address problems caused by breaches, diverting resources from the growth and expansion of our business.

Finally, the impacts of the COVID-19 pandemic and the shift to a remote workforce may exacerbate these risks. With our employees primarily working from their homes or other locations outside of the office, there is increased potential that unauthorized third parties may have access to sensitive company or customer information. For instance, if our employees were to use a non-secure internet network, conduct their work in a non-secure environment or even fail to take appropriate precautions within their own home, there is a greater likelihood that an unauthorized person or entity could obtain access to ours or our clients’ sensitive information.

Any or all of these issues could negatively affect our ability to attract new customers, cause existing customers to elect to terminate or not renew their subscriptions, result in reputational damage, cause us to pay remediation costs, or require us to compensate our customers or other users for certain losses or result in lawsuits, regulatory fines or other action or liabilities, which could adversely affect our business and operating results. These risks may increase as we continue to grow and collect, process, store and transmit increasingly large amounts of data.

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

Third-party claims that we are infringing intellectual property, whether successful or not, could subject us to costly and time-consuming litigation or expensive licenses, and our business could be harmed.

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

We operate as a public company, and will continue to incur significant legal, accounting and other expenses as we comply with the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act” or “SOX”), the Dodd-Frank Wall Street Reform and Consumer Protection Act and other public company disclosure and corporate governance requirements, as well as any new rules that may subsequently be implemented by the Securities and Exchange Commission and/or Nasdaq, the exchange on which our common stock is listed These rules impose various requirements on public companies, including requirements related to disclosures, corporate governance and internal controls. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting and financial compliance costs, make some activities more difficult, time consuming and costly and place significant strain on our personnel, systems and resources. Our management and other personnel will continue to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costlier. For example, we expect these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantial costs to maintain the same or similar coverage. These rules and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

The Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and the effectiveness of our disclosure controls and procedures quarterly. In particular, Section 404 of the Sarbanes-Oxley Act, or Section 404, requires us to perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on, and our independent registered public accounting firm potentially to attest to, the effectiveness of our internal controls over financial reporting. Our independent registered public accounting firm is required to undertake an assessment of our internal control over financial reporting. Our compliance with applicable provisions of Section 404 requires that we incur substantial accounting expense and expend significant management time on compliance-related issues as we implement additional corporate governance practices and comply with reporting requirements. Moreover, if we are not able to comply with the requirements of Section 404 applicable to us in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

Changes in, or interpretations of, tax rules and regulations, could adversely affect our effective tax rates.

Global tax developments applicable to multinational businesses may have a material impact to our business, cash flow from operating activities, or financial results. The Biden administration has proposed increases to the U.S. corporate income tax rate, minimum tax on book income, and increased taxation of international business operations. International organizations such as the Organization for Economic Cooperation and Development, have published Base Erosion and Profit Shifting action plans that, if adopted by countries where we do business, could increase our tax obligations in these countries. In addition, several countries have proposed or enacted Digital Services Taxes ("DST"), many of which would apply to revenues derived from digital services. We will continue to assess the ongoing impact of these current and pending changes to global tax legislation and the impact on the Company's future financial statements upon the finalization of laws, regulations and additional guidance. In addition, as we continue to evaluate our corporate structure, any changes to the taxation of undistributed foreign earnings could also change our plans regarding reinvestment of such earnings. Due to the large scale of our U.S. and international business activities, many of these enacted and proposed changes to the taxation of our activities could increase our worldwide effective tax rate and have an adverse effect on our operating results, cash flow or financial condition.

Certain EU and other jurisdictions have introduced anti-hybrid provisions, which came into force in EU member states on January 1, 2020 (subject to relevant derogations). The scope of these rules is wide-reaching and can apply to disallow certain deductions for corporate tax purposes where hybrid entities exist within a company structure. These provisions may place additional burden on our management to assess the impact of the rules and potentially create additional tax costs. EU countries and other jurisdictions will continue to interpret or issue additional guidance on how provisions of the anti-hybrid will be applied, which, if applicable, may materially impact our financial statements and cash flow. Separately, as a result of the complexity of, and lack of clear precedent or authority with respect to, the application of various income tax laws to our corporate structure, tax authorities may challenge how we report our transactions, which may increase our costs and impact our operations.

We are subject to income taxes as well as non-income-based taxes, in both the U.S. and various foreign jurisdictions. Many judgments are required in determining our worldwide provision for income taxes and other tax liabilities, and we are under audit by various tax authorities, which often do not agree with positions taken by us on our income and non-income-based tax returns. Although we believe that our estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in our consolidated financial statements and may materially affect our financial results in the period or periods for which such determination is made. Unanticipated changes in our tax rates could affect our future results of operations. Our future effective tax rates could be unfavorably affected by changes in tax laws or the interpretation of tax laws or by changes in the valuation of our deferred tax assets and liabilities. It is possible that future requirements, including the recently proposed implementation of International Financial Reporting Standards (“IFRS”) could change our current application of U.S. GAAP, resulting in a material adverse impact on our financial position or results of operations. In addition, we are subject to the continued examination of our income tax returns by the Internal Revenue Service (“IRS”), and other tax authorities. We regularly assess the likelihood of outcomes resulting from these examinations, if any, to determine the adequacy of our provision for income taxes. We believe our estimates to be reasonable, but there can be no assurance that the final determination of any of these examinations will not have an adverse effect on our operating results and financial position.

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

Changes in accounting principles, or the interpretation thereof, could have a significant impact on our financial position and results of operation.

We prepare our Consolidated Financial Statements in accordance with GAAP. A change in these principles can have a significant impact on our reported results and may even retroactively affect previously reported transactions. The adoption of new or revised accounting principles may require that we make significant changes to our systems, processes and controls and could have a significant impact on our financial position and results of operations.

Risks Related to our Series B Preferred Stock, Senior Notes and our Common Stock

Our stock price may continue to experience significant fluctuations and could subject us to litigation.

Our stock price, like that of other technology companies, continues to fluctuate greatly. Our stock price, and demand for our stock, can be affected by many factors, such as unanticipated changes in management, quarterly increases or decreases in our earnings, speculation in the investment community about our financial condition or results of operations and changes in revenue or earnings estimates, announcement of new services, technological developments, alliances, or acquisitions by us. Additionally, the price of our common stock may continue to fluctuate greatly in the future due to factors that are non-company specific, such as the decline in the United States and/or international economies, acts of terror against the United States or other jurisdictions where we conduct business, war or other military conflict or due to a variety of company specific factors, including quarter to quarter variations in our operating results, shortfalls in revenue, gross margin or earnings from levels projected by securities analysts and the other factors discussed in these risk factors. In addition, if the market for technology stocks or the stock market in general experiences uneven investor confidence, the market price of our common stock could decline for reasons unrelated to our business, operating results or financial condition. Fluctuation in market price and demand for our common stock may limit or prevent investors from readily selling their shares of common stock and may otherwise negatively affect the liquidity of our common stock. Causes of volatility in the market price of our stock could subject us to securities class action litigation. We were previously, and may in the future be, the subject of lawsuits that could require us to incur substantial costs defending against those lawsuits and divert the time and attention of our management.

We have, and in the future may be, the target of stockholder derivative complaints or other securities related legal actions that could adversely affect our results of operations and our business.

We have, and in the future may be, the target of stockholder derivative complaints or other securities related legal actions. We were subject to stockholder derivative litigation relating to certain of our previous public disclosures and may result in additional litigation. For additional discussion of this litigation, see Item 3. “Legal Proceedings” contained in this Form 10-K. The existence of any litigation may have an adverse effect on our reputation with referral sources and our customers themselves, which could have an adverse effect on our results of operations and financial condition. The outcome and amount of resources needed to respond to, defend or resolve lawsuits is unpredictable and may remain unknown for long periods of time. Our exposure under these matters may also include our indemnification obligations, to the extent we have any, to current and former officers and directors and, in some cases former underwriters, against losses incurred in connection with these matters, including reimbursement of legal fees and other expenses. Although we maintain insurance for claims of this nature, our insurance coverage does not apply in all circumstances and may be denied or insufficient to cover the costs related to the class action and stockholder derivative lawsuits. In addition, future lawsuits or legal claims involving us may increase our insurance premiums, deductibles or co-insurance requirements or otherwise make it more difficult for us to maintain or obtain adequate insurance coverage on acceptable terms, if at all. Moreover, adverse publicity associated with negative developments in any such legal proceedings could decrease customer demand for our services. As a result, future lawsuits involving us, or our officers or directors, could have a material adverse effect on our business, reputation, financial condition, results of operations, liquidity and the trading price of our common stock.

Other than payment of dividends on our previous Series A Preferred Stock and our current Series B Preferred Stock, we have never paid dividends on our capital stock and we do not anticipate paying any dividends in the foreseeable future. Consequently, any gains from an investment in our common stock will likely depend on whether the price of our common stock increases.

Other than the payment of dividends, either in-kind or in cash, on our previous Series A Preferred Stock and our current Series B Preferred Stock in accordance with the Series A Certificate and Series B Certificate, we have not paid dividends on any of our classes of capital stock and we currently intend to retain our future earnings, if any, to fund the development and growth of our business. In addition, the terms of our current credit agreement and any future indebtedness that we may incur could preclude us from paying dividends. As a result, capital appreciation, if any, of our common stock will be a shareholder’s sole source of gain for the foreseeable future. Consequently, in the foreseeable future, a shareholder will likely only experience a gain from an investment in our common stock if the price of our common stock increases.

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

At this time, we cannot predict with certainty what the outcome of these government investigations or the SEC staff’s preliminary determination might be, but they could have a material adverse impact on our financial position, prospects and results of operations, however, we have reserved to the best of our ability to account for these potential liabilities.

Our current or future debt securities or preferred equity securities, which are and would be senior to our common stock, may adversely affect the market price of our common stock.

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

B. Riley Financial, Inc. and its affiliates (“BRF”) have significant influence over us and may have conflicts of interest that arise out of future contractual relationships it or its affiliates may have with us.

As of December 31, 2021 BRF owned 19.2% of our outstanding common stock and all of our Series B Preferred Stock. As a result, BRF holds significant influence over us as a significant shareholder and may have conflicts of interest that arise out of current or future contractual relationships it or its affiliates may have with us. In addition, for so long as BRF and its affiliates beneficially own at least 10% of our outstanding common stock, BRF will have the right to nominate one member of our board of directors pursuant to an investor rights agreement.

As a result of the foregoing arrangements, BRF has significant influence over our management and policies and over all matters requiring shareholder approval, including the election of directors, amendment of our certificate of incorporation and approval of significant corporate transactions. Further, if BRF and other significant shareholders of the Company were to act together on any matter presented for shareholder approval, they could have the ability to control the outcome of that matter. BRF can take actions that have the effect of delaying or preventing a change of control of us or discouraging others from making tender offers for our shares, which could prevent shareholders from receiving a premium for their shares. These actions may be taken even if other shareholders oppose them.

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

The Senior Notes are listed on Nasdaq under the symbol “SNCRL”. We cannot provide any assurances that an active trading market will develop for the Senior Notes or that holders of our Senior Notes will be able to sell their Notes. If the Senior Notes are traded after their initial issuance, they may trade at a discount from their initial offering price depending on prevailing interest rates, the market for similar securities, our credit ratings, general economic conditions, our financial condition, performance and prospects and other factors. The underwriters of our Senior Note offering have advised us that they may make a market in the Senior Notes, but they are not obligated to do so. The underwriters may discontinue any market-making in the Senior Notes at any time at their sole discretion. Accordingly, we cannot assure you that a liquid trading market will develop for the Senior Notes, that holders of our Senior Notes will be able to sell their Senior Notes at a particular time or that the price the holders receive when they sell will be favorable. To the extent an active trading market does not develop, the liquidity and trading price for the Senior Notes may be harmed. Accordingly, holders of our Senior Notes may be required to bear the financial risk of an investment in the Senior Notes for an indefinite period of time.

In addition, there may be a limited number of buyers when a holder decides to sell their Senior Notes. This may affect the price, if any, offered for such notes or the holders’ ability to sell them when desired or at all.

We may issue additional Senior Notes.

Under the terms of the indenture governing the Senior Notes, we may from time to time without notice to, or the consent of, the holders of the Senior Notes, create and issue additional notes which will be equal in rank to the Senior Notes. On October 25, 2021, we entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) between us and BRF, which provides that we may from time to time issue and sell, by means of “at the market” offerings, up to $18 million of our Senior Notes. We will not issue any such additional Notes unless such issuance would constitute a “qualified reopening” for U.S. federal income tax purposes.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES

We lease approximately 120,000 square feet of office space for our corporate headquarters in Bridgewater, New Jersey. We also lease approximately 72,000 square foot facility in Bangalore, India. In addition to the above office space, we lease offices in certain countries including Australia, Ireland, Germany, England, Italy, Japan and in various states in the United States including Arizona and Virginia. Lease terms for our locations expire in the years between 2022 and 2028. We believe that the facilities we now lease are sufficient to meet our needs through at least the next twelve months.

ITEM 3. LEGAL PROCEEDINGS

For a discussion of our material pending legal proceedings that could impact our results of operations, financial condition or cash flows see Note 20. Legal Matters included in Part II, Item 8. “Notes to Consolidated Financial Statements” of this Annual Report on Form 10-K.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

As of December 31, 2021, our common stock was traded and listed on The Nasdaq Global Select Market under the symbol “SNCR.”
As of December 31, 2021, there were approximately 50 named holders of record of our common stock as according to our transfer agent. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by banks, brokers and other nominees. On December 31, 2021, the last reported sale price of our common stock as reported on The Nasdaq Global Select Market was $2.44 per share.

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

Preferred Stock

Series B Non-Convertible Preferred Stock

On June 30, 2021, the Company closed a private placement of 75,000 shares of its Series B Perpetual Non-Convertible Preferred Stock, par value $0.0001 per share, with an initial liquidation preference of $1,000 per share (the “Series B Preferred Stock”), for net proceeds of $72.8 million (the “Series B Transaction”). The sale of the Series B Preferred Stock was pursuant to the Series B Preferred Stock Purchase Agreement, dated as of June 24, 2021 (the “Series B Purchase Agreement”), between the Company and B. Riley Principal Investments, LLC (“BRPI”).

The rights, preferences, privileges, qualifications, restrictions and limitations of the shares of Series B Preferred Stock are set forth in the Series B Certificate. Under the Series B Certificate, the holders of the Series B Preferred Stock are entitled to receive, on each share of Series B Preferred Stock on a quarterly basis, an amount equal to the dividend rate, as described in the following sentence, divided by four and multiplied by the then-applicable Liquidation Preference per share of Series B Preferred Stock (collectively, the “Preferred Dividends”). The dividend rate is (1) 9.5% per annum for the period commencing on June 30, 2021 and ending on and including December 31, 2021, (2) 13% per annum for the year commencing on January 1, 2022 and ending on and including December 31, 2022; and (3) 14% per annum for the year commencing on January 1, 2023 and thereafter. The Preferred Dividends will be due in cash on January 1, April 1, July 1 and October 1 of each year (each, a “Series B Dividend Payment Date”). The Company may choose to pay the Series B Preferred Dividends in cash or in additional shares of Series B Preferred Stock. In the event the Company does not declare and pay a dividend in cash on any Series B Dividend Payment Date, the unpaid amount of the Preferred Dividend will be added to the Liquidation Preference. As of December 31, 2021, the Liquidation Value and Redemption Value of the Series B Preferred Shares was $78.6 million.

The Company paid the following Series B Preferred Dividends during the year ended December 31, 2021 and accrued the following Preferred Dividends in the fourth quarter of fiscal year 2021:
•Third Quarter - paid $1.8 million preferred dividends in the form of cash.
•Fourth Quarter - accrued $1.8 million preferred dividends which was paid in the form of cash on January 3, 2022.

Series A Convertible Preferred Stock

On February 15, 2018, the Company issued to Silver Private Holdings I, LLC (“Silver”), an affiliate of Siris Capital Group, LLC (“Siris”) 185,000 shares of our newly issued Series A Preferred Stock, par value $0.0001 per share. Under the Series A Certificate, the holders of the Series A Preferred Stock were entitled to receive, on each share of Series A Preferred Stock on a quarterly basis, an amount equal to the dividend rate of 14.5% divided by four and multiplied by the then-applicable Liquidation Preference (as defined in the Series A Certificate) per share of Series A Preferred Stock (collectively, the “Preferred Dividends”). The Preferred Dividends were due on January 1, April 1, July 1 and October 1 of each year (each, a “Series A Dividend Payment Date”). The Company may choose to pay the Preferred Dividends in cash or in additional shares of Series A Preferred Stock.

The Company paid the following Series A Preferred Dividends during the year ended December 31, 2021:
•First Quarter - paid 9,078 shares of preferred dividends in the form of shares of Series A Preferred Stock.
•Second Quarter - paid 9,407 shares of preferred dividends in the form of shares of Series A Preferred Stock.

Redemption of Series A Preferred Stock

The Company redeemed in full all of the 268,917 outstanding shares of the Series A Preferred Stock for an aggregate redemption price of $278.7 million and all rights under the Investor Rights Agreement relating to the Series A Preferred Stock were terminated effective with the Redemption. No Series A Preferred Stock remains outstanding or authorized as of December 31, 2021.

For a discussion of our stockholder’s equity refer to Note 13. Capital Structure included in Part II, Item 8. “Notes to Consolidated Financial Statements” of this Annual Report on Form 10-K.

Information concerning securities authorized for issuance under equity compensation plans is set forth under the heading “Securities Authorized for Issuance Under Equity Compensation Plans” in the Synchronoss Proxy Statement for the 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Stock Performance Graph

The graph set forth below compares the cumulative total stockholder return on our common stock between December 31, 2016 and December 31, 2021, with the cumulative total return of (i) the Nasdaq Computer Index and (ii) the Nasdaq Composite Index, over the same period. This graph assumes the investment of $100 on December 31, 2016 in our common stock, the Nasdaq Computer Index and the Nasdaq Composite Index, and assumes the reinvestment of dividends, if any. The graph assumes the initial value of our common stock on December 31, 2016 was the closing sales price of $38.30 per share.

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

DOLLARS
440
420
400
380
360
340
320
300
280
260
240
220
200
180
160
140
120
100
80
60
40
20
0
December 31, 2016
December 31, 2017
December 31, 2018
December 31, 2019
December 31, 2020
December 31, 2021
Synchronoss Technologies, Inc.
Nasdaq Composite Index
Nasdaq Computer Index

	December 31, 2016	December 31, 2017	December 31, 2018	December 31, 2019	December 31, 2020	December 31, 2021
Synchronoss Technologies, Inc.	$100	$23	$16	$12	$12	$6
Nasdaq Composite Index	$100	$128	$123	$167	$239	$291
Nasdaq Computer Index	$100	$139	$134	$201	$301	$415

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

	Year Ended December 31,
	2021	2020	2019	2018	2017
	(In thousands, except per share data)
Statements of Operations Data:
Net revenues	$280,615	$291,670	$308,749	$325,839	$402,361
Loss from operations	(19,017)	(48,122)	(107,788)	(164,276)	(129,602)
Net loss from operations	(23,098)	(10,358)	(103,467)	(245,280)	(194,224)
Net income (loss) attributable to noncontrolling interests	156	(344)	(1,126)	8,837	9,291
Net loss from operations attributable to Synchronoss	(58,451)	(48,683)	(136,727)	(262,036)	(184,933)
Earnings (loss) per share:
Basic	$(0.90)	$(1.16)	$(3.36)	$(6.51)	$(4.14)
Diluted	$(0.90)	$(1.16)	$(3.36)	$(6.51)	$(4.14)
Weighted average common shares outstanding:
Basic	64,734	41,950	40,694	40,277	44,669
Diluted	64,734	41,950	40,694	40,277	44,669

	As of December 31,
	2021	2020	2019	2018	2017
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$31,504	$33,671	$39,012	$144,748	$249,236
Working capital	26,610	(3,753)	(10,499)	50,690	178,493
Total assets	450,734	482,255	532,023	703,255	965,411
Lease financing obligation - long-term	—	—	—	9,494	11,183
Long-term debt, net of debt issuance costs	133,104	—	—	—	227,704
Redeemable noncontrolling interest	12,500	12,500	12,500	12,500	25,280
Total stockholders’ equity	90,823	43,282	76,077	188,909	463,587

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

Impacts of COVID-19

Although COVID-19 has not significantly affected our results of operations, this disclosure discusses the actions the Company has taken in response to the COVID-19 crisis and the impacts that the situation has had on our business, as well as related known or expected trends.

The continued impact of COVID-19 on the macroeconomy and our business will depend significantly on the effectiveness and distribution of the vaccine, the potential cyclicality and duration of the health crisis and the related public policy actions, market or regulatory needs or demands, the length and severity of the global economic slowdown, and whether and how our customers change their behaviors over the longer term. As a result, the demand for our products and services, as well as our overall results of operations, may be materially and adversely impacted by the pandemic for 2022 and beyond, and we are unable to predict the duration or degree of such impact with any certainty.

In response to the ongoing COVID-19 pandemic, we continue to execute our business continuity plans and evolve our operations to protect the safety of our employees while continuing to provide critical products and services to our customers. Some of the key initiatives the Company continues to execute include:

•Working safely and effectively with new and existing customers to continue to provide our products and services through the pandemic.
•Continuing to enhance and modify our safety protocols for our employees.
•Adjusting business operations to address circumstances created by COVID-19.
•Maintaining effective governance and internal controls in a remote work environment.

As the pandemic continues, we may revise our approach to these initiatives or take additional actions to meet the needs of our employees, customers and the Company and to continue to provide our products and services.

Revenues

We generate most of our revenues on a subscription or per transaction basis, which is derived from contracts that extend up to 60 months from execution.

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

The Company’s top five customers accounted for 68.2%, 68.0% and 69.2% of net revenues for the years ended December 31, 2021, 2020 and 2019, respectively. Contracts with these customers typically run for three to five years. Of these customers, Verizon accounted for more than 10% of the Company’s revenues in 2021, 2020, and 2019. The loss of Verizon as a customer would have a material negative impact on our company. However, we believe that the costs incurred and subscriber disruption by Verizon to replace Synchronoss’ solutions would be substantial.

Current Trends Affecting Our Results of Operations

Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates relative to U.S. dollars, our reporting currency, as well as changes in interest rates. Volatile market conditions arising from the COVID-19 pandemic have and may continue to negatively impact our results of operations and cash flows, due to a weakening of foreign currencies relative to the U.S. dollar, which may cause our revenues to decline relative to our costs. We are monitoring the developments relating to rising geopolitical tensions.

Business from our Synchronoss Personal Cloud™ solution has been driven by the growth in mobile devices globally that are becoming content rich. As these devices replace other traditional devices like PCs, the ability to securely back up content from mobile devices, sync it with other devices and share it with family, friends and business associates have become an essential need and subscriber expectation. Such devices include smartphones, connected cars, personal health and wellness devices and connected home devices. The need for the contents from these devices to be stored in a common cloud is also expected to drive our business in the longer term.

Business from our traditional Synchronoss Messaging business (Email) has been driven by a resurgence in the need for white label secure messaging platforms that favor the Mobile Network Operator’s (“MNO”) business objectives and are not beholden to the objectives of a sponsoring over-the-top (“OTT”) platform. We believe that messaging drives higher subscriber engagement than any other application in the market today and holds the potential to stimulate new revenue from traditional services and third-party brands. OTT global success has driven MNOs to look at opportunities to preempt and compete with the OTTs which provides a potential opportunity for Synchronoss’ future growth to be driven by the need of TMT companies including (and especially) MNOs to embrace Messaging as a Platform (“MaaP”). MaaP will allow TMT and MNOs to converse with subscribers in an efficient, automated way by streamlining the costs and increasing the effectiveness of self-care, as well as yielding cross-sell upselling of service plans, devices, bundles, etc. The Synchronoss Advanced Messaging Platform provides state of the art RCS-driven features including the ability to support advanced Peer to Peer communications and introduce new revenue streams driven by commerce and advertising via Application-to-Person capabilities.
Companies in the TMT market all face the dilemma of attempting to pivot their businesses to digital execution in order to create experiences that meet the expectations of their subscribers, generate new revenue and streamline costs creating healthier margins at a faster time to market than they have ever operated before. Their challenges feature the lack of skill sets to conceptualize and run day to day digital operations and the lack of resources to integrate their legacy back end systems to enact digital experiences that achieve their business objectives. We expect the growth of Synchronoss Digital Platforms will be driven by the ability to provide TMT companies’ desire to obtain digital transformation solutions as quickly as possible while educating them on the ability to operate a digital business efficiently. Our Platform as a Service (“PaaS”) model provides a desirable alternative to heavy capital expenditure options often tried internally. The ability for our platforms to create low/no code, new customer digital journeys, virtually on the fly, gives TMT companies the ability to operate new experiences and businesses without heavily investing in development resources.
To support our growth, which we expect to be driven by these favorable industry trends mentioned above, we plan to leverage modular components from our existing software platforms to build new products. We believe that these opportunities will continue to provide future benefits and position us for future revenue growth. We are also making investments in research and development of new products designed to enable us to grow rapidly in the mobile wireless market. Our purchase of capital assets and equipment may also increase based on aggressive deployment, subscriber growth and promotional offers for free or bundled storage by our major Tier 1 carrier customers.
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

Discussion of the Consolidated Statements of Operations

The following table presents an overview of our results of operations for the years ended December 31, 2021, 2020 and 2019 (in thousands).

	Twelve Months Ended December 31,			2021 vs 2020	2020 vs 2019
	2021	2020	2019	$ Change	$ Change
Net revenues	$280,615	$291,670	$308,749	$(11,055)	$(17,079)
Cost of revenues[1]	109,050	121,817	150,407	(12,767)	(28,590)
Research and development	64,337	77,043	75,568	(12,706)	1,475
Selling, general and administrative	84,991	89,292	112,771	(4,301)	(23,479)
Restructuring charges	5,189	7,955	755	(2,766)	7,200
Depreciation and amortization	36,065	43,685	77,036	(7,620)	(33,351)
Total costs and expenses	299,632	339,792	416,537	(40,160)	(76,745)
Loss from operations	$(19,017)	$(48,122)	$(107,788)	$29,105	$59,666
________________________________
1    Cost of revenues excludes depreciation and amortization which are shown separately.

Net revenues decreased $11.1 million to $280.6 million for the year ended December 31, 2021, compared to the same period in 2020. The overall change is due to:
•a $3.8 million increase in Cloud revenues is primarily due to increased subscriber growth and a non-recurring license sale in the fourth quarter, partially offset by a decrease in professional services revenue.
•a $1.6 million decrease in Digital revenues is primarily driven by a reduction in professional service and transaction business, partially offset by an uptick in subscription services.
•a $13.2 million decrease in Messaging revenues was primarily driven by non-recurring Advanced Messaging license and professional services revenue in the prior period.

Net revenues decreased $17.1 million to $291.7 million for the year ended December 31, 2020, compared to the same period in 2019. The overall change is due to:
•a $0.5 million decrease in Cloud revenues was primarily due to the extension of a significant commercial arrangement which extended recognition of deferred revenue across the term of the new contract, partially offset by increased subscriber growth and professional services revenue.
•a $2.3 million increase in Digital revenues was primarily driven by an uptick in subscription services partially offset by a reduction in professional service business.
•an $18.8 million decrease in Messaging revenues was primarily driven by a significant 2019 non-recurring license and professional services revenue deal in advanced messaging. This revenue change was partially offset by favorable license renewals in 2020.

Cost of revenues decreased $12.8 million to $109.1 million for the year ended December 31, 2021, compared to the same period in 2020. The decrease in 2021 is primarily attributable to the year over year reduction in variable costs as a result of lower Messaging revenue, partially offset by a favorable shift toward a more profitable revenue mix and cost savings from strategic initiatives implemented throughout the year.

Cost of revenues decreased $28.6 million to $121.8 million for the year ended December 31, 2020, compared to the same period in 2019. The 2020 decrease was primarily attributable to the year over year reduction in revenue and the cost savings from strategic initiatives implemented in the year driven mainly by data center consolidation and operating expense savings.

Research and development expense decreased $12.7 million to $64.3 million for the year ended December 31, 2021, compared to the same period in 2020. The decrease in 2021 is primarily attributable to the implementation of cost savings initiatives to streamline our workforce, increased investment in product development and capitalization of associated labor costs, and the prior year impairment costs.

Research and development expense increased $1.5 million to $77.0 million for the year ended December 31, 2020, compared to the same period in 2019. The increase in 2020 was primarily related to the costs associated with the impairment of the right of use assets. Excluding the impairment charges incurred in 2020, the research and development costs decreased year over year mainly as a result of executed cost savings initiatives to streamline our workforce and reduce vendor spend.

Selling, general and administrative expense decreased $4.3 million to $85.0 million for the year ended December 31, 2021, compared to the same period in 2020. Our selling, general and administrative expense excluding legal reserves and one-time impairment costs, decreased $15.3 million period over period as a result of the continued fixed cost savings initiatives executed in year which included headcount reductions, reduced vendor spending and lower facility costs.

Selling, general and administrative expense decreased $23.5 million to $89.3 million for the year ended December 31, 2020, compared to the same period in 2019. The 2020 decrease was primarily attributable to significant cost cutting initiatives executed in year which included headcount reductions, reduced vendor spending and lower facility costs offset by impairments to our right of use assets.

Restructuring charges were $5.2 million, $8.0 million and $0.8 million for the years ended December 31, 2021, 2020 and 2019 respectively. The 2021 and 2020 restructuring charges were primarily driven by our strategic cost savings initiatives to streamline our business operations and reduce headcount.

Depreciation and amortization expense decreased $7.6 million to $36.1 million for the year ended December 31, 2021, compared to the same period in 2020. The 2021 decrease was primarily attributable to the expiration of amortizable acquired assets and a reduction in capital expenditures. These changes were partially offset by the increased amortization of capitalized software.

Depreciation and amortization expense decreased $33.4 million to $43.7 million for the year ended December 31, 2020, compared to the same period in 2019. The 2020 decrease was primarily attributable to the expiration of amortizable acquired assets and a reduction in capital expenditures. These changes were partially offset by the increased amortization of capitalized software.

Income tax. The Company recognized approximately $7.2 million in related income tax benefit and $27.1 million in related income tax benefit during the year ended December 31, 2021 and 2020, respectively. The effective tax rate was approximately 23.7% for the year ended December 31, 2021, which was higher than the U.S. federal statutory rate primarily due to the tax benefit attributable to the CARES Act provision allowing for a 5 year carryback of Net Operating Losses arising in 2018, 2019 and 2020. This tax benefit was partially offset in our effective tax rate by unfavorable permanent book-tax differences. The Company’s effective tax rate was approximately 72.4% for the year ended December 31, 2020, which higher than the U.S. statutory rate primarily due to the benefit of the CARES Act provision allowing for a 5 year carryback of Net Operating Losses arising in 2018, 2019 and 2020.

Liquidity and Capital Resources

As of December 31, 2021, our principal sources of liquidity have been cash provided by operations. Our cash and cash equivalents balance was $31.5 million at December 31, 2021. We anticipate that our principal uses of cash and cash equivalents will be to fund our business, including technology expansion and working capital.

At December 31, 2021, our non-U.S. subsidiaries held approximately $7.5 million of cash and cash equivalents that are available for use by all of our operations around the world. At this time, we believe the funds held by all non-U.S. subsidiaries will be permanently reinvested outside of the U.S. However, if these funds were repatriated to the U.S. or used for U.S. operations, certain amounts could be subject to U.S. tax for the incremental amount in excess of the foreign tax paid. Due to the timing and circumstances of repatriation of these earnings, if any, it is not practical to determine the unrecognized deferred tax liability related to the amount.

We believe that our cash, cash equivalents, financing sources, and our ability to manage working capital and expected positive cash flows generated from operations in combination with continued expense reductions will be sufficient to fund our operations for the next twelve months from the date of filing of this Annual Report on Form 10-K. However, as the impact of the COVID-19 pandemic on the economy and our operations as well as geopolitical developments, we will continue to assess our liquidity needs. Given the economic uncertainty as a result of the pandemic, we have taken actions to improve our current liquidity position, including, reducing working capital, reducing operating costs and substantially reducing discretionary spending. Even with these actions however, an extended period of economic disruption as a result of COVID-19 could materially affect our business, results of operations, ability to meet debt covenants, access to sources of liquidity and financial condition. Our liquidity plans are subject to a number of risks and uncertainties, including those described in the "Forward-Looking Statements" section of this MD&A and Part I, Item 1A. “Risk Factors”, some of which are outside of our control.

Offering of 2021 Senior Notes due 2026

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

During the fourth quarter, the Company sold $16.1 million aggregate principal amount of Senior Notes under the Sales Agreement. The additional Senior Notes sold have terms identical to the initial Senior Notes and are be fungible and vote together with the initial Senior Notes immediately upon issuance. The Senior Notes and initial Senior Notes are listed and trade on The Nasdaq Global Market under the symbol “SNCRL.”

The total fair value of the outstanding Senior Notes was $134.1 million as of December 31, 2021. The Company is in compliance with its debt covenants as of December 31, 2021.

For further details, see Note 11. Debt of the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

2014 Convertible Senior Notes due 2019

The Company paid off the remaining carrying amount of the convertible senior notes on August 15, 2019. For further details, see Note 11. Debt of the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

2019 Revolving Credit Facility

On October 4, 2019, the Company entered into a Credit Agreement with Citizens Bank, N.A., for a $10.0 million Revolving Credit Facility. Borrowings under the Revolving Credit Facility bore interest at a rate equal to, at the Company’s option, either (1) the arithmetic average of the LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period (one, three or six months (or 12 months if agreed to by all applicable Lenders)) as selected by the Company relevant to such borrowing plus the applicable margin, or (2) a base rate determined by reference to the greatest of the federal funds rate plus 0.5%, the prime commercial lending rate as determined by the Agent, and the daily LIBOR rate plus 1.0%, in each case plus an applicable margin and subject to a floor of 0.0%.

On June 30, 2021, the Company paid off the outstanding balance and closed the Revolving Credit Facility.

Series B Non-Convertible Preferred Stock

On June 30, 2021, the Company closed a private placement of 75,000 shares of its Series B Perpetual Non-Convertible Preferred Stock, par value $0.0001 per share, with an initial liquidation preference of $1,000 per share (the “Series B Preferred Stock”), for net proceeds of $72.8 million (the “Series B Transaction”). The sale of the Series B Preferred Stock was pursuant to the Series B Preferred Stock Purchase Agreement, dated as of June 24, 2021 (the “Series B Purchase Agreement”), between the Company and B. Riley Principal Investments, LLC (“BRPI”).

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

Certificate of Designation of the Series B Preferred Stock

The rights, preferences, privileges, qualifications, restrictions and limitations of the shares of Series B Preferred Stock are set forth in the Series B Certificate. Under the Series B Certificate, the holders of the Series B Preferred Stock are entitled to receive, on each share of Series B Preferred Stock on a quarterly basis, an amount equal to the dividend rate, as described in the following sentence, divided by four and multiplied by the then-applicable Liquidation Preference per share of Series B Preferred Stock (collectively, the “Preferred Dividends”). The dividend rate is (1) 9.5% per annum for the period commencing on June 30, 2021 and ending on and including December 31, 2021, (2) 13% per annum for the year commencing on January 1, 2022 and ending on and including December 31, 2022; and (3) 14% per annum for the year commencing on January 1, 2023 and thereafter. The Preferred Dividends will be due in cash on January 1, April 1, July 1 and October 1 of each year (each, a “Series B Dividend Payment Date”). The Company may choose to pay the Series B Preferred Dividends in cash or in additional shares of Series B Preferred Stock. In the event the Company does not declare and pay a dividend in cash on any Series B Dividend Payment Date, the unpaid amount of the Preferred Dividend will be added to the Liquidation Preference. As of December 31, 2021, the Liquidation Value and Redemption Value of the Series B Preferred Shares was $78.6 million.

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

The Company shall be required to obtain the prior written consent of the holders holding at least a majority of the outstanding shares of the Series B Preferred Stock before taking certain actions, including: (i) certain dividends, repayments and redemptions; (ii) any amendment to the Company’s certificate of incorporation that adversely affects the rights, preferences, privileges or voting powers of the Series B Preferred Stock; and (iii) issuances of stock ranking senior or equivalent to shares of the Series B Preferred Stock (including additional shares of the Series B Preferred Stock) in the priority of payment of dividends or in the distribution of assets upon any liquidation, dissolution or winding up of the Company. Other than with respect to the foregoing consent rights, the Series B Preferred Stock is non-voting stock.

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

Redemption of Series A Preferred Stock

The net proceeds from the common stock public offering, Senior Note offering and the Series B Transaction were used in part to fully redeem all outstanding shares of the Company’s Series A Preferred Stock on June 30, 2021 (the “Redemption”). The Company redeemed in full all of the 268,917 outstanding shares of the Series A Preferred Stock for an aggregate Redemption Price of $278.7 million and all rights under the Investor Rights Agreement relating to the Series A Preferred Stock were terminated effective with the Redemption. No Series A Preferred Stock remains outstanding or authorized as of December 31, 2021.

Discussion of Cash Flows

A summary of net cash flows follows (in thousands):

	Twelve Months Ended December 31,			Change	Change
	2021	2020	2019	2021 vs 2020	2020 vs 2019
Net cash provided by (used in):
Operating activities	$4,945	$(564)	$32,583	$5,509	$(33,147)
Investing activities	$(23,943)	$(14,339)	$19,377	$(9,604)	$(33,716)
Financing activities	$16,188	$9,991	$(121,257)	$6,197	$131,248

Our primary source of cash is receipts from revenue. The primary uses of cash are personnel and related costs, telecommunications and facility costs related primarily to our cost of revenue and general operating expenses including professional service fees, consulting fees, building and equipment maintenance and marketing expense.

Cash flows from operating activities for the year ended December 31, 2021 was a $4.9 million of cash provided by operating activities, as compared to $0.6 million of cash used by operating activities for the same period in 2020. The increase of cash provided by operating activities of $5.5 million was primarily due to positive operating results partially offset by the continued run-off of the deferred revenue balance, which is in line with our business as our customers shift away from larger prepayments of services.

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

Cash flows from investing activities for the year ended December 31, 2021 was $23.9 million of cash used by investing activities, as compared to $14.3 million in cash used by investing activities during the same period in 2020. The change in cash used for investing activities in the current year was primarily related to increased investment in product development for our Cloud offering and capitalization of associated labor costs.

Cash flows from investing activities for the year ended December 31, 2020 was $14.3 million of cash used by investing activities, as compared to $19.4 million in cash provided by investing activities during the same period in 2019. The cash used for investing in 2020 was primarily related to the $16.7 million investment in capitalized software offset by the sale of certain IP address assets. The net decrease in cash from investing activities from 2019 mainly related to the net proceeds from the purchases and sales of marketable securities in 2019 that were not present in 2020.

Cash flows from financing activities for the year ended December 31, 2021 was $16.2 million of cash provided by financing activities, as compared to $10.0 million of cash provided for the same period in 2020. In 2021, the net proceeds from our public offering of common stock, Senior Note offering and Series B Transaction was primarily used to fully redeem all outstanding shares of the Company’s Series A Preferred Stock and repay and close the Revolving Credit Facility on June 30, 2021. The remaining increase in cash provided from financing activities is primarily attributable to the $16.1 million of additional Senior Notes sold in the fourth quarter of 2021 pursuant to the Sales Agreement.

Cash flows from financing activities for the year ended December 31, 2020 was $10.0 million of cash provided, as compared to $121.3 million of cash used by financing activities for the same period in 2019. The cash provided from financing activities was attributable to the $10.0 million drawdown from our Revolving Credit Facility. The net change in cash provided from financing activities from the prior year was primarily attributable to the cash provided from the Revolving Credit Facility offset by repayments for our Convertible Senior Notes in 2019.

Effect of Inflation

While inflationary increases in certain input costs, such as occupancy, labor and benefits, and general and administrative costs, have an impact on our operating results, inflation has had minimal net effect on our results of operations during 2021, 2020 and 2019. We cannot assure you, however, that we will not be affected by general inflation in the future.

Contractual Obligations
Our contractual obligations consist of office and laptop leases, notes payable and related interest as well as contractual commitments under third-party hosting, software licenses and maintenance agreements. The following table summarizes our long‑term contractual obligations as of December 31, 2021 (in thousands).

	Payments Due by Period
	Total	2022	2023-2025	2026-2027	Thereafter
Finance lease obligations	$925	$350	$556	$19	$—
Interest	56,122	11,815	35,446	8,861	—
Operating lease obligations	54,029	10,558	24,968	14,226	4,277
Purchase obligations[1]	65,316	26,028	39,288	—	—
Senior Note Payable	141,077	—	—	141,077	—
Total	$317,469	$48,751	$100,258	$164,183	$4,277
________________________________
1    Amount represents obligations associated with colocation agreements and other customer delivery related purchase obligations.

Uncertain Tax Positions

Unrecognized tax positions are $4.5 million at December 31, 2021. We are not able to reasonably estimate when we would make any cash payments required to settle these liabilities, but we do not believe that the ultimate settlement of our obligations will materially affect our liquidity. We do not expect that the balance of unrecognized tax benefits will significantly increase or decrease over the next twelve months.

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

Significant accounting policies that we employ are presented in the Notes to our Consolidated Financial Statements in Item 8 Note 2. Summary of Significant Accounting Policies. There were no significant changes in our critical accounting policies and estimates discussed in our Form 10-K during the year ended December 31, 2021.

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

The Company’s software licenses typically provide for a perpetual or term right to use the Company’s software. The Company has concluded that in most cases its software license is distinct as the customer can benefit from the software on its own. Software revenue is typically recognized when the software is delivered to the customer. Contracts that include software customization or specified upgrades may result in the combination of the customization services with the software license as one performance obligation. The Company does not have a history of returns, or refunds of its software licenses, however, in limited instances, the Company may constrain consideration to high-risk customers, until collection is resolved.

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

Most of the Company’s contracts with customers contain multiple performance obligations which generally include either 1) a perpetual software license with support and maintenance and sometimes a hosting agreement or 2) a term SaaS agreement, frequently sold along with professional services. For these contracts, the Company accounts for individual goods and services separately if they are distinct performance obligations. This often requires significant judgment based upon knowledge of the products, the solution provided and the structure of the sales contract. In SaaS agreements, the Company provides a service to the customer which combines the software functionality, maintenance and hosting into a single performance obligation when the customer doesn’t have the ability to take possession of the underlying software license. The Company may also sell the same three goods and services in a contract, but there may be three performance obligations, where the customer has the right to take possession of the software license without significant penalty.

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

Income Taxes

In March 2020, in response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law. The CARES Act provides numerous tax provisions and other stimulus measures, including temporary changes regarding the prior and future utilization of net operating losses. The CARES Act amends the Net Operating Loss provisions of the Tax Cuts and Jobs Act (“TCJA”), allowing for the carryback of losses arising in tax years 2018, 2019 and 2020, to each of the five taxable years preceding the taxable year of loss.

Since the Company conducts operations on a global basis, its effective tax rate has and will depend upon the geographic distribution of pre-tax earnings among locations with varying tax rates. the Company accounts for the effects of income taxes that result from its activities during the current and preceding years. Under this method, deferred income tax liabilities and assets are based on the difference between the financial statement carrying amounts and the tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse or be utilized. The realization of deferred tax assets is contingent upon the generation of future taxable income. A valuation allowance is recorded if it is “more likely than not” that a portion or all of a deferred tax asset will not be realized.

In evaluating our ability to recover the Company’s deferred tax assets within the jurisdiction from which they arise, the Company considered all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies, and results of recent operations. In projecting future taxable income, the Company begins with historical results and incorporate assumptions including the amount of future state, federal and foreign pretax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax-

planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates the Company is using to manage the underlying businesses.

The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not to be sustained upon examination based on the technical merits of the position. The amount of the accrual for which an exposure exists is measured by determining the amount that has a greater than 50 percent likelihood of being realized upon the settlement of the position. Components of the reserve are classified as current or a long-term liability in the Consolidated Balance Sheets based on when the Company expects each of the items to be settled. The Company recorded interest and penalties accrued in relation to uncertain tax benefits as a component of interest expense.

While the Company believes it has have identified all reasonably identifiable exposures and that the reserve it has established for identifiable exposures is appropriate under the circumstances, it is possible that additional exposures exist and that exposures may be settled at amounts different than the amounts reserved. It is also possible that changes in facts and circumstances could cause the Company to either materially increase or reduce the carrying amount of our tax reserves. In general, tax returns for the year 2017 and thereafter are subject to future examination by tax authorities. Additionally, to the extent the Company utilizes our NOL carryforwards in the future, the tax years in which the attribute was generated may still be adjusted upon examination by the tax authorities in the future period when the attribute is utilized.

The Company’s policy has been to leave its cumulative unremitted foreign earnings invested indefinitely outside the United States, and the Company intends to continue this policy. Although distributions to the U.S. are generally not subject to U.S. federal taxes, the Company continues to assert permanent reinvestment of foreign earnings. Due to the timing and circumstances of repatriation of such earnings, if any, it is not practicable to determine the unrecognized deferred tax liability relating to such amounts.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of assets acquired, including other definite-life intangible assets. Our policy is to perform an impairment test of goodwill at least annually, and more frequently if events or circumstances occurred that would indicate a reduced fair value in our reporting units could exist. Typically, we perform a qualitative assessment in the fourth quarter of the fiscal year to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying value. As part of this qualitative assessment, we perform a quantitative assessment where necessary in substantiating our qualitative assessment.

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

For our 2021 impairment tests, the Company identified one reporting unit, Core. The Company performed a quantitative impairment assessment, as of October 1, 2021, for the Core reporting unit. The amounts below represent the results of our quantitative assessment.

We use the average of our fair values for purposes of our comparison between carrying value and fair value for the quantitative impairment test. The table below depicts the methods employed, assumptions used and percentage fair value in excess of carrying value.

2021 Impairment Test
Reporting Unit	Discount Rate	Growth rate range	Terminal Growth Rate	Goodwill	Fair Value Exceeds Carrying Value by	Fair Value method
Core	13.0%	0.6% - 11.0%	2.0%	$226,840	57.1%	Income Approach, Market Approach

The 2021 fair value of the reporting unit was estimated using a combination of the income approach, which incorporates the use of the discounted cash flow method, and the market approach, which incorporates the use of earnings and revenue multiples based on market data. We generally applied an equal weighting to the income and market approaches for our analysis when both are applied.

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

Capitalized Software Development Costs

Software development costs are accounted for in accordance with either ASC 985-20, “Software - Costs of Software to be Sold, Leased or Marketed,” or ASC 350-40, “Internal-Use Software.” Costs associated with the planning and designing phase of software development are classified as research and development costs and are expensed as incurred. The amounts capitalized include external direct costs of services used in developing internal-use software and employee compensation and related expenses of personnel directly associated with the development activities. Once technological feasibility has been determined, a portion of the costs incurred in development, including coding, testing and quality assurance, are capitalized until available for general release to clients.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of December 31, 2021 and December 31, 2020.

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

The primary objective of our investment activities is to preserve our capital for the purpose of funding operations, while at the same time maximizing the income, we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and short- and long-term investments in a variety of securities, which could include commercial paper, money market funds and corporate and government debt securities. Our cash, cash equivalents and marketable securities at December 31, 2021 and December 31, 2020 were invested in liquid money market accounts, certificates of deposit and government securities. All market-risk sensitive instruments were entered into for non-trading purposes.

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

Interest Rate Risk

We are exposed to the risk of interest rate fluctuations on the interest income earned on our cash and cash equivalents. A hypothetical 100 basis point movement in interest rates applicable to our cash and cash equivalents outstanding at December 31, 2021 would increase interest income by approximately $0.3 million on an annual basis.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Synchronoss Technologies, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Synchronoss Technologies, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 15, 2022 expressed an unqualified opinion thereon.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

New and Modified Revenue Arrangements with Multiple Performance Obligations - Identifying contracts, performance obligations and stand-alone selling price
Description of the Matter
As discussed in Note 3. Revenue of the financial statements, the Company recognized $281 million in revenue across all service lines. The Company’s revenue agreements frequently contain multiple performance obligations, and judgment is required to determine which performance obligations are distinct and accounted for separately. These agreements may also contain variable consideration in the form of tiered pricing, contractual minimums or discounts. Judgment is also required to estimate the total contract consideration and to allocate the consideration to each distinct performance obligation. Additionally, the Company may enter into multiple agreements with the same customer, which may affect the identification of the contract, the performance obligations and the allocation of total contract consideration. Auditing the Company’s new or modified revenue arrangements that included multiple performance obligations was complex and involved a high degree of judgment related to management’s identification of performance obligations and its estimate and allocation of contract consideration.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls related to the Company’s process for identifying and assessing new or modified revenue arrangements that included multiple performance obligations as well as recognizing the related revenue, including controls over management’s review of the significant judgments and estimates used in the identification of the contract, distinct performance obligations and the estimation and allocation of amounts to each performance obligation.

Our audit procedures also included, among others, reading a sample of customer contracts and evaluating management’s identification of the contract and the distinct performance obligations based on the terms of the arrangements and the Company’s accounting policies. To test the calculation of the amount of consideration allocated to each distinct performance obligation, we performed procedures to evaluate management’s judgments related to the allocation of consideration to each distinct performance obligation and performed sensitivity analyses to evaluate how these assumptions affect the amount of revenue recognized. We have also evaluated the adequacy of the Company’s disclosures included in Note 3 Revenue.

Goodwill
Description of the Matter
At December 31, 2021, the Company's goodwill balance was $224.6 million. As discussed in Note 8. Goodwill and Intangibles of the consolidated financial statements, goodwill is tested for impairment at least annually on October 1 at the reporting unit level. Auditing the Company's goodwill impairment test was complex due to the significant judgment required in determining the fair value of the reporting unit. In particular, the fair value estimate was sensitive to significant assumptions that require judgment, including revenue growth rates, free cash flow and operating expenses as a percentage of revenue that affect the amount and timing of future cash flows, long-term growth rates, and the weighted average cost of capital ("discount rate"), which are affected by factors such as general market conditions and recent operating performance.

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

To test the estimated fair value of the Company's reporting unit, we performed audit procedures that included, among others, assessing the reasonableness of the methodologies used. We also compared the significant assumptions used by management to develop the prospective financial information to current industry and economic trends, analyst expectations, changes to the Company's business model, customer base or product mix and other relevant information. We assessed the historical accuracy of management's projections of future earnings by comparing the actual results to prior forecasts, and we performed analyses of significant assumptions to assess the impact of changes in the assumptions on the calculation of fair value. Further, we evaluated the revenue growth rates, free cash flow, operating expenses as a percentage of revenue and long-term growth rates in comparison to the Company’s peers. We also involved our valuation specialists to assist with our evaluation of the methodology used by the Company and significant assumptions included in the fair value estimates. We have also evaluated the adequacy of the Company’s disclosures included in Note 8. Goodwill and Intangibles.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2001.
Iselin, New Jersey
March 15, 2022

SYNCHRONOSS TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS (In thousands, except per share data)

	December 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$31,504	$33,671
Accounts receivable, net	47,586	47,849
Prepaid & other current assets	42,901	39,847
Total current assets	121,991	121,367
Non-current assets:
Property and equipment, net	6,979	11,732
Operating lease right-of-use assets	26,399	34,538
Goodwill	224,577	232,771
Intangible assets, net	60,335	69,593
Loan receivable	4,834	4,834
Deferred tax assets	—	—
Other assets, non-current	5,619	7,420
Total non-current assets	328,743	360,888
Total assets	$450,734	$482,255
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,097	$12,749
Accrued expenses	61,916	69,326
Deferred revenues, current	22,368	33,045
Debt, current	—	10,000
Total current liabilities	95,381	125,120
Long-term debt, net of debt issuance costs	133,104	—
Deferred tax liabilities	560	1,875
Deferred revenues, non-current	548	12,569
Leases, non-current	36,095	44,273
Other non-current liabilities	9,218	4,995
Total liabilities	274,906	188,832
Commitments and contingencies:
Series A Convertible Participating Perpetual Preferred Stock, $0.0001 par value; 0 and 10,000 shares authorized, 0 and 250 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	—	237,641
Series B Non-Convertible Perpetual Preferred Stock, $0.0001 par value; 150 and 0 shares authorized, 75 and 0 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	72,505	—
Redeemable noncontrolling interest	12,500	12,500
Stockholders’ equity:
Common stock, $0.0001 par value; 100,000 shares authorized, 88,305 and 51,177 shares issued; 88,305 and 44,015 outstanding at December 31, 2021 and December 31, 2020, respectively	9	5
Treasury stock, at cost (0 and 7,162 shares at December 31, 2021 and December 31, 2020, respectively)	—	(82,087)
Additional paid-in capital	492,512	499,348
Accumulated other comprehensive loss	(32,985)	(28,213)
Accumulated deficit	(368,713)	(345,771)
Total stockholders’ equity	90,823	43,282
Total liabilities and stockholders’ equity	$450,734	$482,255

See accompanying notes to consolidated financial statements.

SYNCHRONOSS TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Twelve Months Ended December 31,
	2021	2020	2019
Net revenues	$280,615	$291,670	$308,749
Costs and expenses:
Cost of revenues[1]	109,050	121,817	150,407
Research and development	64,337	77,043	75,568
Selling, general and administrative	84,991	89,292	112,771
Restructuring charges	5,189	7,955	755
Depreciation and amortization	36,065	43,685	77,036
Total costs and expenses	299,632	339,792	416,537
Loss from operations	(19,017)	(48,122)	(107,788)
Interest income	39	1,597	1,258
Interest expense	(6,420)	(476)	(1,355)
Gain on extinguishment of debt	—	—	822
Other income (expense)	(4,877)	9,535	7,389
Equity method investment loss	—	—	(1,619)
Loss from operations, before taxes	(30,275)	(37,466)	(101,293)
Benefit (provision) for income taxes	7,177	27,108	(2,174)
Net loss	(23,098)	(10,358)	(103,467)
Net income (loss) attributable to redeemable noncontrolling interests	156	(344)	(1,126)
Preferred stock dividend	(35,509)	(37,981)	(32,134)
Net loss attributable to Synchronoss	$(58,451)	$(48,683)	$(136,727)

Earnings (loss) per share:
Basic	$(0.90)	$(1.16)	$(3.36)
Diluted	$(0.90)	$(1.16)	$(3.36)
Weighted-average common shares outstanding:
Basic	64,734	41,950	40,694
Diluted	64,734	41,950	40,694
________________________________
1    Cost of revenues excludes depreciation and amortization which are shown separately.

See accompanying notes to consolidated financial statements.

SYNCHRONOSS TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)

	Twelve Months Ended December 31,
	2021	2020	2019
Net loss	$(23,098)	$(10,358)	$(103,467)
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	(3,274)	2,128	(1,768)
Unrealized gain (loss) on available for sale securities	—	751	(710)
Net (loss) income on inter-company foreign currency transactions	(1,498)	2,169	(400)
Total other comprehensive (loss) income	(4,772)	5,048	(2,878)
Comprehensive loss	(27,870)	(5,310)	(106,345)
Comprehensive income (loss) attributable to redeemable noncontrolling interests	156	(344)	(1,126)
Comprehensive loss attributable to Synchronoss	$(27,714)	$(5,654)	$(107,471)

See accompanying notes to consolidated financial statements.

SYNCHRONOSS TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Treasury Stock		Additional	Accumulative Other		Total
	Shares	Amount	Shares	Amount	Paid-In Capital	Comprehensive Income (Loss)	Accumulated deficit	Stockholders' Equity
Balance at December 31, 2018	49,836	$5	(7,162)	$(82,087)	$534,673	$(30,383)	$(233,299)	$188,909
Stock based compensation	—	—	—	—	22,050	—	—	22,050
Issuance of restricted stock	1,863	—	—	—	—	—	—	—
Preferred stock dividends accrued	—	—	—	—	(29,877)	—	—	(29,877)
Amortization of preferred stock issuance costs	—	—	—		(2,257)			(2,257)
Issuance of common stock on exercise of options	7	—	—	—	39	—	—	39
Shares withheld for taxes in connection with issuance of restricted stock	(2)	—	—	—	(15)	—	—	(15)
Adoption of new lease accounting standard	—	—	—	—	—	—	3,574	3,574
Net loss attributable to Synchronoss	—	—	—	—	—	—	(104,593)	(104,593)
Non-controlling interest	—	—	—	—	1,126	—	—	1,126
Total other comprehensive income (loss)	—	—	—	—	—	(2,878)	—	(2,878)
Other	—	—	—	—	—	—	(1)	(1)
Balance at December 31, 2019	51,704	$5	(7,162)	$(82,087)	$525,739	$(33,261)	$(334,319)	$76,077

	Common Stock		Treasury Stock		Additional	Accumulative Other		Total
	Shares	Amount	Shares	Amount	Paid-In Capital	Comprehensive Income (Loss)	Accumulated deficit	Stockholders' Equity
Balance at December 31, 2019	51,704	$5	(7,162)	$(82,087)	$525,739	$(33,261)	$(334,319)	$76,077
Stock based compensation	—	—	—	—	11,246	—	—	11,246
Issuance of restricted stock	(525)	—	—	—	—	—	—	—
Preferred stock dividends accrued	—	—	—	—	(34,451)	—	—	(34,451)
Amortization of preferred stock issuance costs	—	—	—		(3,530)			(3,530)
Shares withheld for taxes in connection with issuance of restricted stock	(2)	—	—	—	—	—	—	—
Net income attributable to Synchronoss	—	—	—	—	—	—	(10,358)	(10,358)
Non-controlling interest	—	—	—	—	344	—	(344)	—
Total other comprehensive income (loss)	—	—	—	—	—	5,048	—	5,048
Adoption of new credit loss accounting standard	—	—	—	—	—	—	(750)	(750)
Balance at December 31, 2020	51,177	$5	(7,162)	$(82,087)	$499,348	$(28,213)	$(345,771)	$43,282

	Common Stock		Treasury Stock		Additional	Accumulative Other		Total
	Shares	Amount	Shares	Amount	Paid-In Capital	Comprehensive Income (Loss)	Accumulated deficit	Stockholders' Equity
Balance at December 31, 2020	51,177	$5	(7,162)	$(82,087)	$499,348	$(28,213)	$(345,771)	$43,282
Stock based compensation	—	—	—	—	9,259	—	—	9,259
Issuance of restricted stock	1,982	—	—	—	1	—	—	1
Preferred stock dividend	—	—	—	—	(22,718)	—	—	(22,718)
Amortization of preferred stock issuance costs	—	—	—	—	(12,791)	—	—	(12,791)
Common stock issuance - Public Offering	42,308	4	—	—	109,996	—	—	110,000
Treasury shares used in Public Offering	(7,162)	—	7,162	82,087	(82,087)	—	—	—
Common Stock - Issuance Costs	—	—	—	—	(8,340)	—	—	(8,340)
Net income (loss) attributable to Synchronoss	—	—	—	—	—	—	(23,098)	(23,098)
Non-controlling interest	—	—	—	—	(156)	—	156	—
Total other comprehensive income (loss)	—	—	—	—	—	(4,772)	—	(4,772)
Balance at December 31, 2021	88,305	$9	—	$—	$492,512	$(32,985)	$(368,713)	$90,823

See accompanying notes to consolidated financial statements.

SYNCHRONOSS TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)

	Twelve Months Ended December 31,
	2021	2020	2019
Operating activities:
Net loss continuing operations	$(23,098)	$(10,358)	$(103,467)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	34,760	42,672	77,037
Impairment of long-lived assets and capitalized software	1,305	1,013	—
Change in fair value of financial instruments	—	—	(163)
Amortization of debt issuance costs	624	—	285
Gain on extinguishment of debt	—	—	(822)
Loss from Equity method investments	—	—	1,619
Loss on Disposals of fixed assets	263	12	15
Gain on Disposals of intangible assets	(550)	(3,477)	(5,429)
Amortization of bond discount (premium)	9	—	(34)
Deferred income taxes	463	(911)	357
Stock-based compensation	9,343	11,137	22,287
Cumulative adjustment to STI receivable	—	—	26,044
Operating lease impairment, net	1,353	5,350	6,268
Changes in operating assets and liabilities:
Accounts receivable, net	(748)	11,703	10,891
Prepaid expenses and other current assets	(4,394)	(1,641)	18,209
Accounts payable	(2,031)	(7,127)	8,879
Accrued expenses	3,468	898	2,115
Other assets	—	—	1,710
Deferred revenues	(21,972)	(43,200)	(28,856)
Other liabilities	6,150	(6,635)	(4,362)
Net cash provided by (used in) operating activities	4,945	(564)	32,583
Investing activities:
Purchases of fixed assets	(1,521)	(885)	(8,183)
Additions to capitalized software	(22,972)	(16,665)	(13,008)
Acquisition of intangible assets	—	(400)	—
Proceeds from the sale of intangibles	550	3,600	5,429
Purchases of marketable securities available for sale	—	—	(51,745)
Maturity of marketable securities available for sale	—	11	86,884
Net cash provided by (used in) investing activities	(23,943)	(14,339)	19,377
Financing activities:
Share-based compensation-related proceeds, net of taxes paid on withholding shares	(1)	—	39
Taxes paid on withholding shares	(1)	(9)	(15)
Debt issuance costs related to long term debt	(8,606)	—	—
Proceeds from issuance of long term debt	141,077	—	—
Retirement of Convertible Senior Notes & related costs	—	—	(113,006)
Borrowings on revolving line of credit	—	10,000	2,000

Repayment of revolving line of credit	(10,000)	—	(2,000)
Proceeds from issuance of common stock	110,000	—	—
Common stock issuance costs	(8,340)	—	—
Proceeds from issuance of Series B preferred stock	75,000	—	—
Series B preferred stock issuance costs	(2,495)	—	—
Series B preferred dividend paid in cash	(1,781)	—	—
Redemption of Series A Preferred stock	(278,665)	—	—
Series A preferred dividend paid in cash	—	—	(7,075)
Payments on capital obligations	—	—	(1,200)
Net cash provided by (used in) financing activities	16,188	9,991	(121,257)
Effect of exchange rate changes on cash	643	(418)	(1,562)
Net decrease in cash and cash equivalents	$(2,167)	$(5,330)	$(70,859)
Cash and cash equivalents, beginning of period	33,671	39,001	109,860
Cash and cash equivalents, end of period	$31,504	$33,671	$39,001
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$3,449	$6,138	$3,598
Cash refund for income taxes	$420	$15,585	$20,733
Cash paid for interest	$3,657	$212	$666
Supplemental disclosures of non-cash investing and financing activities:
Paid in kind dividends on Series A Preferred Stock [1]	$31,277	$36,776	$14,407
________________________________
1    Current year amounts include amortization of preferred stock issuance costs accelerated due to Series A redemption

See accompanying notes to consolidated financial statement

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

1. Description of Business

General

Synchronoss Technologies, Inc. (“Synchronoss” or the “Company”) is a leading provider of white label cloud, messaging, digital and network management solutions that enable our customers to keep subscribers, systems, networks and content in sync.

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

The Synchronoss Personal Cloud™ platform is specifically designed to support smartphones, tablets and wirelessly enabled consumer electronics such as wearables for health and wellness, cameras, tablets, e-readers, personal navigation devices, and GPS enabled devices, as well as connected automobiles and homes.

The Synchronoss Messaging Platform powers mobile messaging and mailboxes for hundreds of millions of telecommunication subscribers. The Advanced Messaging platform is a powerful, secure, intelligent, white-label messaging platform that expands capabilities for communications service provider and multi-service providers to offer P2P messaging via Rich Communications Services (“RCS”). The Mobile Messaging Platform (“MMP”) provides a single standard ecosystem for onboarding and management to brands, advertisers and message wholesalers.

The Synchronoss Digital Platform is a suite of technology, tools and solutions that includes digital experience creation and management, automated provisioning, artificial intelligence and financial analytics that service a broad swatch of our target markets. The platform equips customers with the tools to design, deploy and manage end user customer journeys and workflows from one central platform that also integrates across front end customer engagement channels as well as enterprise business systems (e.g. CRM, POS) allowing non-citizen developers to configure rather than code experiences. The platform sits between customer-facing touch points and a customer’s existing back-office systems to orchestrate data, workflows and processes into digital customer journeys that interface with end user channels creating user experiences that can be centrally managed and coordinated with less resources than is typical in a traditional IT environment.

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

Risks and Uncertainties

There continue to be uncertainties regarding the current coronavirus ("COVID-19") pandemic, and the Company is closely monitoring the impact of the pandemic on all aspects of its business, including how it will impact its customers, employees, suppliers, vendors, business partners and distribution channels. While the pandemic did not materially affect the Company’s financial results and business operations for the year ended December 31, 2021, the Company is unable to predict the impact that COVID-19 will have on its financial position and operating results due to numerous uncertainties. The Company will continue to assess the evolving impact of the COVID-19 pandemic and will make adjustments to its operations as necessary.

Recently Issued Accounting Standards

Recent accounting pronouncements adopted

Standard	Description	Effect on the financial statements
Update 2019-12 - Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes	The ASU removes the exception to the general principles in ASC 740, Income Taxes, associated with the incremental approach for intra-period tax allocation, accounting for basis differences when there are ownership changes in foreign investments and interim-period income tax accounting for year-to-date losses that exceed anticipated losses. In addition, the ASU improves the application of income tax related guidance and simplifies U.S. GAAP when accounting for franchise taxes that are partially based on income, transactions with government resulting in a step-up in tax basis goodwill, separate financial statements of legal entities not subject to tax, and enacted changes in tax laws in interim periods. Different transition approaches, retrospective, modified retrospective, or prospective, will apply to each income tax simplification provision.	We adopted this standard on January 1, 2021. The Company evaluated these changes and concluded that they did not have any material impact on the Company’s consolidated financial position or results of operations upon adoption.

Date of adoption: January 1, 2021

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Standards issued not yet adopted

Standard	Description	Effect on the financial statements
ASU 2021-04 Earnings Per Share (Topic 260), Debt— Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40)	The amendments in this Update provide guidance for a modification or an exchange of a freestanding equity-classified written call option that is not within the scope of another Topic.	The Company continues to evaluate these changes and does not anticipate any material impact on the Company’s consolidated financial position or results of operations upon adoption.
Planned date of adoption: January 1, 2022.
ASU 2021-05 Leases (Topic 842). Lessors—Certain Leases with Variable Lease Payments	The amendments in this Update affect lessors with lease contracts that (1) have variable lease payments that do not depend on a reference index or a rate and (2) would have resulted in the recognition of a selling loss at lease commencement if classified as sales-type or direct financing. FASB amends lessor classification guidance to prevent selling losses on leases with variable payments.	The Company continues to evaluate these changes and does not anticipate any material impact on the Company’s consolidated financial position or results of operations upon adoption.
Planned date of adoption: January 1, 2022.
ASU 2021-08 Business Combinations (Topic 805). Accounting for Contract Assets and Contract Liabilities from Contracts with Customers	The amendments in this Update primarily address the accounting for contract assets and contract liabilities from revenue contracts with customers in a business combination. However, the amendments also apply to contract assets and contract liabilities from other contracts to which the provisions of Topic 606 apply, such as contract liabilities from the sale of nonfinancial assets within the scope of Subtopic 610-20, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets.	The Company continues to evaluate these changes and does not anticipate any material impact on the Company’s consolidated financial position or results of operations upon adoption.
Planned date of adoption: January 1, 2022.

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

Most of the Company’s contracts with customers contain multiple performance obligations which generally include either 1) a perpetual software license with support and maintenance and sometimes a hosting agreement or 2) a term SaaS agreement, frequently sold along with professional services. For these contracts, the Company accounts for individual goods and services separately if they are distinct performance obligations. This often requires significant judgment based upon knowledge of the products, the solution provided and the structure of the sales contract. In SaaS agreements, the Company provides a service to the customer which combines the software functionality, maintenance and hosting into a single performance obligation when the customer doesn’t have the ability to take possession of the underlying software license. The Company may also sell the same three goods and services in a contract, but there may be three performance obligations, where the customer has the right to take possession of the software license without significant penalty.

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

Service Level Standards

Pursuant to certain contracts, the Company is subject to service level standards and to corresponding penalties for failure to meet those standards. All performance-related penalties are reflected as a corresponding reduction of the Company’s revenues. These penalties, if applicable, are recorded in the month incurred and were insignificant for the years ended December 31, 2021, 2020 and 2019, respectively.

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

Research and Development

Software development costs are accounted for in accordance with either ASC 985-20, “Software - Costs of Software to be Sold, Leased or Marketed,” or ASC 350-40, “Internal-Use Software.” Costs associated with the planning and designing phase of software development are classified as research and development costs and are expensed as incurred. The amounts capitalized include external direct costs of services used in developing internal-use software, and employee compensation and related expenses of personnel directly associated with the development activities. Once technological feasibility has been determined, a portion of the costs incurred in development, including coding, testing and quality assurance, are capitalized until available for general release to clients.

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

The unamortized software development costs and amortization expense were as follows:

	Year ended December 31,
	2021	2020	2019
Unamortized software development costs	$33,152	$28,512	$22,240
Software development amortization expense	$15,412	$10,843	$8,258

The Company recognized impairment charges to its capitalized software intangible assets, of $1.3 million, $0.9 million and nil for the years ended December 31, 2021, 2020 and 2019, respectively. The Company includes these impairments within depreciation and amortization in its Consolidated Statements of Operations.

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

The Company’s top five customers accounted for 68.2%, 68.0% and 69.2% of net revenues for the years ended December 31, 2021, 2020 and 2019, respectively. Contracts with these customers typically run for three to five years. Of these customers, Verizon accounted for more than 10% of the Company’s revenues in 2021, 2020, and 2019.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less at the date of acquisition to be cash equivalents.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Accounts Receivable

Accounts receivable include current notes, amounts billed to customers, claims, and unbilled revenue, which consists of amounts recognized as sales but not yet billed. Substantially all amounts of unbilled receivables are expected to be billed and collected in the subsequent year. The Company had unbilled receivable balances of $4.0 million and $3.4 million as of December 31, 2021 and 2020, respectively.

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

Customers are assessed for credit worthiness upfront through a credit review, which includes assessment based on our analysis of their financial statements when a credit rating is not available. The Company evaluates contract terms and conditions, country and political risk, and may require prepayment to mitigate risk of loss. Specific allowance amounts are established to record the appropriate provision for customers that have a higher probability of default. The Company monitors changes to the receivables balance on a timely basis, and balances are written off as they are determined to be uncollectible after all collection efforts have been exhausted. Estimates of potential credit losses are used to determine the allowance; they are based on assessment of anticipated payment and all other historical, current and future information that is reasonably available.

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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of assets acquired, including other definite-lived intangible assets. Goodwill is reviewed for impairment annually in the fourth quarter or when an interim triggering event has occurred indicating potential impairment. The Company has concluded that it has one operating segment and one reportable segment because the aggregation criteria and the quantitative threshold test was met. The Company tests for goodwill impairment on each of its reporting units, which is at the operating segment or one level below the operating segment.

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

In order to assess the reasonableness of the estimated fair value of the Company’s reporting unit, the Company compares the aggregate reporting unit fair value to the Company’s market capitalization on an overall basis and calculates an implied control premium (the excess of the sum of the reporting units’ fair value over the Company’s market capitalization on an overall basis). The Company evaluates the control premium by comparing it to observable control premiums from recent comparable transactions. If the implied control premium is determined to not be reasonable in light of these recent transactions, the Company re-evaluates its reporting unit fair values, which may result in an adjustment to the discount rate and/or other assumptions.

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

Over the lease term, the Company generally increases its lease liabilities using the effective interest method and decreases its lease liabilities for lease payments made. The Company generally amortizes its ROU assets over the shorter of the estimated useful life or the lease term and assesses its ROU assets for impairment, similar to other long-lived assets.

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

Our policy has been to leave our cumulative unremitted foreign earnings invested indefinitely outside the United States, and we intend to continue this policy. Although distributions to the U.S. are generally not subject to U.S. federal taxes, the Company continues to assert permanent reinvestment of foreign earnings. Due to the timing and circumstances of repatriation of such earnings, if any, it is not practicable to determine the unrecognized deferred tax liability relating to such amounts.

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
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Gains or losses resulting from transactions denominated in foreign currencies are included in other income or expense, within the Consolidated Statements of Operations and were as follows:

	Twelve Months Ended December 31,
	2021	2020	2019
Net gain (loss) on foreign currency translations	$(5,810)	$4,234	$31

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

Stock-Based Compensation

As of December 31, 2021, the Company maintains eight stock-based compensation plans.

The Company utilizes the Black-Scholes pricing model to determine the fair value of stock options on the dates of grant. Restricted stock awards are measured based on the fair market values of the underlying stock on the dates of grant. The Company recognizes stock-based compensation over the requisite service period with an offsetting credit to additional paid-in capital.

For the Company’s performance restricted stock awards and units, the Company estimates the number of shares the recipient is to receive by applying a probability of achieving the performance goals. The actual number of shares the recipient receives is determined at the end of the performance period based on the results achieved versus goals based on the performance targets, such as revenues and earnings before interest, tax, depreciation and amortization (“EBITDA”) after certain adjustments, and Total Shareholder Return (TSR). The compensation cost is recognized using straight line method over the requisite service period for each vesting tranche. Performance based stock awards are measured at the closing stock price on the grant date and are recognized straight line over the requisite service period. Performance based cash units are measured at the closing stock price at the reporting period end date and are recognized straight line over the requisite service period.

Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Expected volatility was calculated based on historical information of the Company’s stock. The average expected life was

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

determined using historical stock option exercise activity. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant. The Company has never declared or paid cash dividends on the common equity and does not anticipate paying any cash dividends on the common equity in the foreseeable future. Forfeitures are accounted for as they occur.

Segment and Geographic Information

The Company’s chief operating decision‑maker is the Chief Executive Officer. The Company operates and offers various products in North America, Europe and Asia‑Pacific with the majority of the Company’s revenue and assets in the U.S. The Company assessed its current structure and operations and determined it has one reportable segment as the business is managed and assessed by the chief operating decision-maker based on the consolidated results of the organization.

Revenues by geography are based on the billing addresses of the Company’s customers. The following tables set forth revenues and property and equipment, net by geographic area:

	Year Ended December 31,
	2021	2020	2019
Revenues:
Domestic	$225,433	$228,639	$232,183
Foreign	55,182	63,031	76,566
Total	$280,615	$291,670	$308,749

	Year Ended December 31,
	2021	2020
Property and equipment, net:
Domestic	$4,115	$7,282
Foreign	2,864	4,450
Total PPE, net	$6,979	$11,732

3. Revenue

Disaggregation of revenue

The Company disaggregates revenue from contracts with customers into the nature of the products and services and geographical regions. The Company’s geographic regions are the Americas, Europe, the Middle East and Africa (“EMEA”), and Asia Pacific (“APAC”). The majority of the Company’s revenue is from the TMT sector.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

	Twelve Months Ended December 31, 2021				Twelve Months Ended December 31, 2020
	Cloud	Digital	Messaging	Total	Cloud	Digital	Messaging	Total
Geography:
Americas	$158,283	$47,108	$20,042	$225,433	$155,287	$45,893	$27,459	$228,639
APAC	486	4,064	28,022	32,572	—	4,502	31,310	35,812
EMEA	7,213	3,284	12,113	22,610	6,888	5,687	14,644	27,219
Total	$165,982	$54,456	$60,177	$280,615	$162,175	$56,082	$73,413	$291,670

Service Line:
Professional Services	$15,131	$9,244	$12,477	$36,852	$18,391	$13,512	$16,741	$48,644
Transaction Services	5,852	6,721	12	12,585	5,651	7,396	—	13,047
Subscription Services	142,636	35,770	44,765	223,171	138,133	32,831	43,873	214,837
License	2,363	2,721	2,923	8,007	—	2,343	12,799	15,142
Total	$165,982	$54,456	$60,177	$280,615	$162,175	$56,082	$73,413	$291,670

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

A contract asset is a right to consideration that is conditional upon factors other than the passage of time. For example, the Company would record a contract asset if it records revenue on a professional services engagement but are not entitled to bill until the Company achieves specified milestones. Contract asset balance at December 31, 2021 is $9.0 million.

Amounts collected in advance of services being provided are accounted for as contract liabilities, which are presented as deferred revenue on the accompanying balance sheet and are realized with the associated revenue recognized under the contract. Nearly all of the Company's contract liabilities balance is related to services revenue, primarily subscription services contracts.

The Company’s contract assets and liabilities are reported in a net position on a customer basis at the end of each reporting period.

Significant changes in the contract liabilities balance (current and noncurrent) during the period are as follows:

Contract Liabilities[1]
Balance - January 1, 2021	$45,614
Revenue recognized in the period	(279,269)
Amounts billed but not recognized as revenue	256,571
Balance - December 31, 2021	$22,916
________________________________
1    Comprised of deferred revenue

Revenues recognized during the year ended December 31, 2021 for performance obligations satisfied or partially satisfied in previous periods were immaterial.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Contract acquisition costs

In connection with the adoption of Topic 606 and the related cost accounting guidance under Accounting Standards Codification (“ASC”) 340, the Company is required to capitalize certain contract acquisition costs consisting primarily of commissions and bonuses paid when contracts are signed. For contracts that have a duration of less than one year, the Company follows a Topic 606 practical expedient and expenses these costs over the estimated customer life, because it does not pay commissions upon renewals that are commensurate with the initial contract. During the year ended December 31, 2021, the amount of amortization was immaterial and there was no impairment loss in relation to costs capitalized.

Contract Fulfillment Costs

Under ASC 340-40, the Company evaluates whether or not it should capitalize the costs of fulfilling a contract. Such costs would be capitalized when they are not within the scope of other standards and: (1) are directly related to a contract; (2) generate or enhance resources that will be used to satisfy performance obligations; and (3) are expected to be recovered. As of December 31, 2021 and 2020, the Company had $1.5 million and $0.1 million of capitalized contract fulfillment costs, respectively.

Transaction price allocated to the remaining performance obligations

Topic 606 requires that the Company disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of December 31, 2021. The Company has elected not to disclose transaction price allocated to remaining performance obligations for:

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

As of December 31, 2021, the aggregate amount of transaction price allocated to remaining performance obligations, other than those meeting the exclusion criteria above, was $208.3 million, of which approximately 93.51% is expected to be recognized as revenues within 2 years, and the remainder thereafter.

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

The accounts receivable balance on the Company’s consolidated balance sheet as of December 31, 2021 was $47.6 million, net of $0.5 million of allowances. Changes in the allowance were not material for the year ended December 31, 2021. The following table provides a roll-forward of the allowance for credit losses that is deducted from the amortized cost basis of accounts receivable to present the net amount expected to be collected:

Allowance for credit losses
Balance at December 31, 2020	$543
Current period change for expected credit losses	(65)
Balance at December 31, 2021	$478

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
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

The following is a summary of assets, liabilities and redeemable noncontrolling interests and their related classifications under the fair value hierarchy:

	December 31, 2021
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents	$31,504	$31,504	$—	$—
Total assets	$31,504	$31,504	$—	$—
Temporary equity
Redeemable noncontrolling interests[1]	$12,500	$—	$—	$12,500
Total temporary equity	$12,500	$—	$—	$12,500

	December 31, 2020
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents	$33,671	$33,671	$—	$—
Total assets	$33,671	$33,671	$—	$—
Temporary Equity
Redeemable noncontrolling interests[1]	$12,500	$—	$—	$12,500
Total temporary equity	$12,500	$—	$—	$12,500
________________________________
1    Put arrangements held by the noncontrolling interests in certain of the Company’s joint ventures.

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

The changes in fair value of the Company’s Level 3 redeemable noncontrolling interests during the year ended December 31, 2021 were as follows:

Redeemable noncontrolling interests
Balance at December 31, 2020	$12,500
Fair value adjustment	156
Net (income) loss attributable to redeemable noncontrolling interests	(156)
Balance at December 31, 2021	$12,500

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

During the second quarter of 2020, the Company entered into an agreement with STIN and AP Capital Holdings II, LLC (“APC”) to divest its remaining equity interest in STIN as well as settle its paid-in-kind purchase money note (“PIK note”) and certain amounts due as of December 31, 2019 in consideration for a $9.0 million secured promissory note (the “Note”), which includes contingent consideration of up to $16.0 million. The Note has an 8% interest rate and a 3-year stated term. As part of the arrangement, APC acquired a majority stake of STIN. Additionally, in the event of a Sale of STIN by APC and STIN at a future date, the Company shall receive 5% of such sale proceeds, after reducing the sale proceeds by any outstanding amounts of the above Note, including any earned contingent consideration. The Company determined the fair value of the Note as of the transaction date to be approximately $4.8 million. The Company determined the fair value of the Note using a discounted cash flow analysis, which discounts the expected future cash flows of the asset to determine its fair value. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement. The Note has been reflected in Loan Receivable on the Consolidated balance sheet. No gain or loss was recognized as a result of the transaction. As of December 31, 2021 the Company reassessed the fair value of the note and there were no material changes.

In connection with the PIK note, the Company recorded a CECL adjustment of $1.6 million which offset the current year accretion of the interest of $1.6 million.

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

7. Property and Equipment

Property and equipment consist of the following:

	December 31,
	2021	2020
Computer hardware	$179,684	$184,145
Computer software	52,061	52,135
Furniture and fixtures	5,613	8,951
Leasehold improvements	18,369	23,389
	255,727	268,620
Less: Accumulated depreciation	(248,748)	(256,888)
Total	$6,979	$11,732
Depreciation expense was approximately $6.5 million, $15.6 million and $43.5 million for the year ended December 31, 2021, 2020, and 2019, respectively. Amortization of property and equipment recorded under capital leases are included in depreciation expense.

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

The following table shows the adjustments to goodwill during 2021 and 2020:

Goodwill
Balance at December 31, 2019	$222,969
Translation adjustments	9,802
Balance at December 31, 2020	$232,771
Translation adjustments	(8,194)
Balance at December 31, 2021	$224,577
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

The Company recognized no goodwill impairment charges for the years ended December 31, 2021, 2020, and 2019.

Other Intangible Assets

The Company’s intangible assets with definite lives consist primarily of technology, capitalized software, trade names, and customer lists and relationships. These intangible assets are being amortized on the straight-line method over the estimated useful lives of the assets. Amortization expense related to intangible assets for the years ended December 31, 2021, 2020 and 2019 was $28.3 million, $27.0 million and $33.5 million, respectively.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

The Company recognized impairment charges to its intangible assets of $1.3 million, $0.9 million and nil for the years ended December 31, 2021, 2020 and 2019 respectively. The Company includes these impairments within depreciation and amortization in its Consolidated Statements of Operations.

The Company’s intangible assets consist of the following:

	December 31, 2021
	Cost	Accumulated Amortization	Net
Technology	$101,938	$(96,732)	$5,206
Customer lists and relationships	125,115	(103,385)	21,730
Capitalized software and patents	82,910	(49,511)	33,399
Trade name	2,453	(2,453)	—
Total	$312,416	$(252,081)	$60,335

	December 31, 2020
	Cost	Accumulated Amortization	Net
Technology	$105,642	$(94,867)	$10,775
Customer lists and relationships	131,500	(101,468)	30,032
Capitalized software and patents	63,268	(34,482)	28,786
Trade name	2,477	(2,477)	—
Total	$302,887	$(233,294)	$69,593
Estimated future amortization expense of its intangible assets for the next five years is as follows:

Year
2022	$23,930
2023	13,212
2024	6,720
2025	4,677
2026	1,098
Thereafter	123
Total [1]	$49,760
________________________________
1     As of December 31, 2021, the Company had $10.6 million of capitalized software costs that are currently in the development stage. Amortization of these costs will begin once the software projects are complete and ready for their intended use.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

9. Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2021	2020
Accrued compensation and benefits	$29,773	$28,172
Accrued professional service fees	3,259	5,344
Accrued telecommunications and hosting	1,736	4,570
Accrued income taxes payable	1,844	3,227
Accrued preferred dividend	1,781	9,078
Accrued operating lease liabilities	7,491	10,078
Accrued third party tech services	4,277	3,322
Accrued other	11,755	5,535
Total	$61,916	$69,326

10. Leases

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

The following table presents information about the Company's ROU assets and lease liabilities at December 31, 2021:

ROU assets:
Non-current operating lease ROU assets	$26,399

Operating lease liabilities:
Current operating lease liabilities[1]	$7,491
Non-current operating lease liabilities	35,578
Total operating lease liabilities	$43,069
________________________________
1    Amounts are included in Accrued Expenses on Consolidated Balance Sheets.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

The following table presents information about lease expense and sublease income for the year ended December 31, 2021:

Operating lease cost[1]	$9,346
Other lease costs and income:
Variable lease costs1 2	670
Operating lease impairments/remeasurements	1,353
Sublease income[1]	(3,166)
Total net lease cost	$8,203
________________________________
1    Amounts are included in Cost of revenues, Selling, general and administrative and/or Research and development based on the function that each underlying leased asset supports. This is reflected in the Consolidated Statements of Operations.
2    As part of the Company’s in year cost savings initiatives, the Company closed certain office spaces and terminated various lease agreements. These actions resulted in a $1.4 million ROU asset impairment charge, which was determined by the present value of the forecasted future cash flows for the remaining lease term.

The following table provides the undiscounted amount of future cash flows included in the Company’s lease liabilities at December 31, 2021 for each of the five years subsequent to December 31, 2021 and thereafter, as well as a reconciliation of such undiscounted cash flows to the Company’s lease liabilities at December 31, 2021:

Operating Leases
2022	$10,558
2023	8,481
2024	8,325
2025	8,162
2026	7,988
Thereafter	10,515
Total future lease payments	54,029
Less: amount representing interest	(10,960)
Present value of future lease payments (lease liability)	$43,069

The following table provides the weighted-average remaining lease term and weighted-average discount rates for the Company’s leases as of December 31, 2021:

Operating Leases:
Weighted-average remaining lease term (years), weighted based on lease liability balances	5.94
Weighted-average discount rate (percentages), weighted based on the remaining balance of lease payments	8.2%

The following table provides certain cash flow and supplemental noncash information related to the Company’s lease liabilities for the year ended December 31, 2021:

Operating Leases:
Cash paid for amounts included in the measurement of lease liabilities	$13,244
Lease liabilities arising from obtaining right-of-use assets	137

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

11. Debt

Offering of 2021 Senior Notes due 2026

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

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

During the fourth quarter of 2021, the Company sold an additional $16.1 million aggregate principal amount of Senior Notes pursuant to the Sales Agreement. The additional Senior Notes sold have terms identical to the initial Senior Notes and are fungible and vote together with, the initial Senior Notes. The Senior Notes are listed and trade on The Nasdaq Global Market under the symbol “SNCRL.”

The carrying amounts of the Company’s borrowings were as follows:

Senior Notes	December 31, 2021	December 31, 2020
2021 Non-convertible 8.375% Senior Notes due 2026	$141,077	$—
Unamortized discount and debt issuance cost	(7,973)	—
Carrying value of Senior Notes	$133,104	$—

Debt issuance are deferred and amortized into interest expense using the effective interest method.

The total fair value of the outstanding Senior Notes was $134.1 million as of December 31, 2021. The Company is in compliance with its debt covenants as of December 31, 2021.

2014 Convertible Senior Notes due 2019

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

2019 Revolving Credit Facility

On October 4, 2019, the Company entered into a Credit Agreement with Citizens Bank, N.A., for a $10.0 million Revolving Credit Facility. Borrowings under the Revolving Credit Facility bore interest at a rate equal to, at the Company’s option, either (1) the arithmetic average of the LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period (one, three or six months (or 12 months if agreed to by all applicable Lenders)) as selected by the Company relevant to such borrowing plus the applicable margin, or (2) a base rate determined by reference to the greatest of the federal funds rate plus 0.5%, the prime commercial lending rate as determined by the Agent, and the daily LIBOR rate plus 1.0%, in each case plus an applicable margin and subject to a floor of 0.0%.

On June 30, 2021, the Company paid off the outstanding balance and closed the Revolving Credit Facility.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Interest expense

The following table summarizes the Company’s interest expense:

	Twelve Months Ended December 31,
	2021	2020	2019
2021 Non-Convertible Senior Notes due 2026:
Amortization of debt issuance costs	$625	$—	$—
Interest on borrowings	5,458	—	—
Amortization of debt discount	9	—	—
2014 Convertible Senior Notes due 2019:
Amortization of debt issuance costs	—	—	285
Interest on borrowings	—	—	363
2019 Revolving Credit Facility :
Amortization of debt issuance costs	84	52	8
Commitment fee	—	4	5
Interest on borrowings	126	202	3
Other	118	218	691
Total	$6,420	$476	$1,355

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

12. Accumulated Other Comprehensive (Loss) / Income

The changes in accumulated other comprehensive (loss) income during the years ended December 31, were as follows:

	Balance at December 31, 2020	Other comprehensive (loss) income	Tax effect	Balance at December 31, 2021
Foreign currency	$(26,076)	$(3,274)	$—	$(29,350)
Unrealized loss on intra-entity foreign currency transactions	(2,137)	(1,984)	486	(3,635)
Total	$(28,213)	$(5,258)	$486	$(32,985)

	Balance at December 31, 2019	Other comprehensive (loss) income	Tax effect	Balance at December 31, 2020
Foreign currency	$(28,204)	$2,128		$(26,076)
Unrealized income (loss) on intra-entity foreign currency transactions	(4,306)	3,130	(961)	(2,137)
Unrealized holding gains (losses) on marketable debt securities	(751)	751	—	—
Total	$(33,261)	$6,009	$(961)	$(28,213)

	Balance at December 31, 2018	Other comprehensive (loss) income	Tax effect	Balance at December 31, 2019
Foreign currency	$(26,436)	$(1,768)	$—	$(28,204)
Unrealized (loss) income on intra-entity foreign currency transactions	(3,906)	(579)	179	(4,306)
Unrealized holding gains (losses) on marketable debt securities	(41)	(710)	—	(751)
Total	$(30,383)	$(3,057)	$179	$(33,261)

13. Capital Structure

As of December 31, 2021, the Company’s authorized capital stock was 110 million shares of stock with a par value of $0.0001, of which 100 million shares were designated as common stock and 10 million shares were designated as preferred stock, 75,000 of which were designated Series B Perpetual Non-Convertible Preferred Stock.

Common Stock

Each holder of common stock is entitled to vote on all matters and is entitled to one vote for each share held. Dividends on common stock will be paid when, and if, declared by the Company’s Board of Directors. No dividends have ever been declared or paid by the Company.

Common Stock Offering

On June 29, 2021, the Company closed its underwritten public offering of common stock, par value $0.0001 per share. The offering was conducted pursuant to an underwriting agreement (the “Underwriting Agreement”) dated June 24, 2021, by and between the Company and B. Riley Securities, Inc., as representative of the several underwriters (the “Underwriters”) for net proceeds of $102.3 million. At the closing, the Company issued 42,307,692 shares of common stock, inclusive of 3,846,154 shares of common stock issued pursuant to the full exercise of the Underwriters’ option to purchase additional shares of common stock. The Company used the net proceeds for the redemption of the Series A Convertible Preferred Stock.

Treasury Stock

On February 4, 2016, the Company announced that the Board of Directors approved a share repurchase program under which the Company may repurchase up to $100.0 million of its outstanding common stock for 12 to 18 months following the announcement. In 2016, the Company repurchased approximately 1.3 million shares of the Company’s common stock under this program for an aggregate repurchase price of $40.0 million. There were no share repurchases subsequent to 2016. In 2018, in connection with execution of the Share Purchase Agreement, the Company received approximately 6.0 million shares of Synchronoss common stock, which have been recorded as Treasury shares as of December 31, 2020. Additionally, in 2018 the

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Company retired 3.9 million shares of common stock that were previously repurchased in prior years. Any related additional paid in capital and par values were removed from the common stock numbers. In the second quarter of 2021, the entire balance of Treasury Stock was sold in the underwritten public offering. Treasury Stock balance is zero as of December 31, 2021.

Preferred Stock

The Board of Directors is authorized to issue preferred shares and has the discretion to determine the rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences of preferred stock.

Series B Non-Convertible Preferred Stock

On June 30, 2021, the Company closed a private placement of 75,000 shares of its Series B Perpetual Non-Convertible Preferred Stock, par value $0.0001 per share, with an initial liquidation preference of $1,000 per share (the “Series B Preferred Stock”), for net proceeds of $72.8 million (the “Series B Transaction”). The sale of the Series B Preferred Stock was pursuant to the Series B Preferred Stock Purchase Agreement, dated as of June 24, 2021 (the “Series B Purchase Agreement”), between the Company and B. Riley Principal Investments, LLC (“BRPI”).

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

Certificate of Designation of the Series B Preferred Stock

The rights, preferences, privileges, qualifications, restrictions and limitations of the shares of Series B Preferred Stock are set forth in the Series B Certificate. Under the Series B Certificate, the holders of the Series B Preferred Stock are entitled to receive, on each share of Series B Preferred Stock on a quarterly basis, an amount equal to the dividend rate, as described in the following sentence, divided by four and multiplied by the then-applicable Liquidation Preference per share of Series B Preferred Stock (collectively, the “Preferred Dividends”). The dividend rate is (1) 9.5% per annum for the period commencing on June 30, 2021 and ending on and including December 31, 2021, (2) 13% per annum for the year commencing on January 1, 2022 and ending on and including December 31, 2022; and (3) 14% per annum for the year commencing on January 1, 2023 and thereafter. The Preferred Dividends will be due in cash on January 1, April 1, July 1 and October 1 of each year (each, a “Series B Dividend Payment Date”). The Company may choose to pay the Series B Preferred Dividends in cash or in additional shares of Series B Preferred Stock. In the event the Company does not declare and pay a dividend in cash on any Series B Dividend Payment Date, the unpaid amount of the Preferred Dividend will be added to the Liquidation Preference. As of December 31, 2021, the Liquidation Value and Redemption Value of the Series B Preferred Shares was $78.6 million.

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

The Company is required to obtain the prior written consent of the holders holding at least a majority of the outstanding shares of the Series B Preferred Stock before taking certain actions, including: (i) certain dividends, repayments and redemptions; (ii) any amendment to the Company’s certificate of incorporation that adversely affects the rights, preferences, privileges or voting powers of the Series B Preferred Stock; and (iii) issuances of stock ranking senior or equivalent to shares of

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

the Series B Preferred Stock (including additional shares of the Series B Preferred Stock) in the priority of payment of dividends or in the distribution of assets upon any liquidation, dissolution or winding up of the Company. Other than with respect to the foregoing consent rights, the Series B Preferred Stock is non-voting stock.

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

A summary of the Company’s Series B Preferred Stock balance at December 31, 2021 and changes during the year ended December 31, 2021, are presented below:

	Series B Preferred Stock
	Shares	Amount
Balance at December 31, 2020	—	$—
Issuance of Series B preferred stock	75	75,000
Issuance costs related to preferred stock	—	(2,495)
Balance at December 31, 2021	75	$72,505

On January 3, 2022 the Company paid the accrued Series B Perpetual Non-Convertible Preferred Stock dividend of $1.8 million in the form of cash.

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

Certificate of Designation of the Series A Preferred Stock

The rights, preferences, privileges, qualifications, restrictions and limitations of the shares of Series A Preferred Stock are set forth in the Series A Certificate. Under the Series A Certificate, the holders of the Series A Preferred Stock were entitled to receive, on each share of Series A Preferred Stock on a quarterly basis, an amount equal to the dividend rate of 14.5% divided by four and multiplied by the then-applicable Liquidation Preference (as defined in the Series A Certificate) per share of Series A Preferred Stock (collectively, the “Series A Preferred Dividends”). The Series A Preferred Dividends were due on January 1, April 1, July 1 and October 1 of each year (each, a “Series A Dividend Payment Date”).

The Company had the option to choose to pay the Series A Preferred Dividends in cash or in additional shares of Series A Preferred Stock. In the event the Company did not declare and pay a dividend in-kind or in cash on any Series A Dividend Payment Date, the unpaid amount of the Series A Preferred Dividend was added to the Liquidation Preference.

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

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

The Company redeemed in full all of the 268,917 outstanding shares of the Series A Preferred Stock for an aggregate Redemption Price of $278.7 million and all rights under the Investor Rights Agreement relating to the Series A Preferred Stock were terminated effective with the Redemption. No Series A Preferred Stock remains outstanding or authorized as of December 31, 2021. In addition, on June 30, 2021, in connection with the redemption of the Series A Preferred Stock, the Investor Rights Agreement between the Company and Silver terminated.

A summary of the Company’s Series A Convertible Participating Perpetual Preferred Stock balance at December 31, 2021 and changes during the year ended December 31, 2021, are presented below:

	Series A Preferred Stock
	Shares	Amount
Balance at December 31, 2020	250	$237,641
Amortization of preferred stock issuance costs	—	12,791
Issuance of preferred PIK dividend	19	18,485
Payment of preferred dividend	—	9,748
Redemption of Series A preferred shares	(269)	(278,665)
Balance at December 31, 2021	—	$—

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

On June 10, 2021, the Company’s stockholders approved the amendment and restatement of the Company’s 2015 Equity Incentive Plan to increase the number of shares of common stock issuable thereunder by 3.0 million shares from 26,297,175 shares to a new aggregate total of 29,297,175 shares.

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

On November 1, 2021 Synchronoss Technologies, Inc. 2017 New Hire Equity Incentive Plan was amended to increase the maximum number of shares of Common Stock authorized for issuance under the 2017 Incentive Plan by 566,711 shares from 1,500,000 shares to a new aggregate total of 2,066,711 shares.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

As of December 31, 2021, there were 1.6 million shares available for the grant or award under the Company’s 2015 Plan and 0.5 million shares available for the grant or award under the Company’s 2017 New Hire Equity Incentive Plan.

The Company’s performance cash awards granted to executives under the Long Term Incentive (“LTI”) Plans have been accounted for as liability awards, due to the Company’s intent and the ability to settle such awards in cash upon vesting and has reflected such awards in accrued expenses. As of December 31, 2021, the liability for such awards is approximately $0.4 million.

Stock-Based Compensation

The following table summarizes stock-based compensation expense related to all of the Company’s stock awards included by operating expense categories, as follows:

	Twelve Months Ended December 31,
	2021	2020	2019
Cost of revenues	$1,593	$2,409	$2,929
Research and development	2,862	4,380	4,227
Selling, general and administrative	4,850	4,348	15,094
Total stock-based compensation expense	$9,305	$11,137	$22,250

The following table summarizes stock-based compensation expense related to all of the Company’s stock awards included by award types, as follows:

	Twelve Months Ended December 31,
	2021	2020	2019
Stock options	$3,748	$1,308	$7,348
Restricted stock awards	5,364	9,743	14,775
Performance Based Cash Units	193	86	127
Total stock-based compensation before taxes	9,305	11,137	22,250
Tax benefit	$1,750	$1,815	$3,455

The total stock-based compensation cost related to unvested equity awards as of December 31, 2021 was approximately $9.5 million. The expense is expected to be recognized over a weighted-average period of approximately 1.2 years.

The total stock-based compensation cost related to unvested performance-based cash units as of December 31, 2021 was approximately $0.6 million. The expense is expected to be recognized over a weighted-average period of approximately 2.0 years.

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

Other than as set forth above, there were no significant changes to the Company’s Stock Option Plans during the year ended December 31, 2021.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

The Company uses the Black-Scholes option pricing model for determining the estimated fair value for stock options. The weighted-average assumptions used in the Black-Scholes option pricing model are as follows:

	Twelve Months Ended December 31,
	2021	2020	2019
Expected stock price volatility	82.3%	74.5%	69.6%
Risk-free interest rate	0.7%	1.0%	1.9%
Expected life of options (in years)	4.23	4.47	4.34
Expected dividend yield	0.0%	0.0%	0.0%
Weighted-average fair value (PSV) of the options	$1.83	$2.79	$3.82

The following table summarizes information about stock options outstanding as of December 31, 2021:

Options	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2020	4,423	$9.60
Options Granted	2,209	3.01
Options Exercised	—	—
Options Cancelled	(1,917)	9.55
Outstanding at December 31, 2021	4,715	$6.53	5.11	$6
Vested and exercisable at December 31, 2021	1,404	$12.86	3.36	$—

The total intrinsic value of stock options exercised during the year ended December 31, 2021 and 2020 was nil and nil, respectively. The total intrinsic value of stock options exercisable as of December 31, 2021 and 2020 was nil and $2.0 thousand, respectively.

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

There were no significant changes to the Company’s restricted stock award (“Restricted Stock”) and performance stock plan during the year ended December 31, 2021.

A summary of the Company’s unvested restricted stock at December 31, 2021, and changes during the year ended December 31, 2021, is presented below:

Unvested Restricted Stock	Number of Awards	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2020	1,510	$7.05
Granted	2,404	3.01
Vested	(888)	7.48
Forfeited	(452)	4.23
Unvested at December 31, 2021	2,574	$3.57

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

A summary of the Company’s unvested performance-based cash units at December 31, 2021 and changes during the year ended December 31, 2021, is presented below:

Unvested Cash Units	Number of Awards	Period end Fair Value
Unvested at December 31, 2020	907	$4.70
Granted	2,078
Granted adjustment [1]	(307)
Vested	(30)
Forfeited	(652)
Unvested at December 31, 2021	1,996	$2.44
________________________________
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

15. 401(k) Plan

The Company has a 401(k) plan (the “401(k) Plan”) covering all eligible employees. The 401(k) Plan allows for a discretionary employer match. The Company incurred and expensed $2.5 million, $2.9 million, and $2.6 million for the years ended December 31, 2021, 2020 and 2019, respectively, in 401(k) Plan match contributions.

16. Restructuring

The Company continues to identify workforce optimization opportunities to better align the Company’s resources with its key strategic priorities.

A summary of the Company’s restructuring accrual at December 31, 2021 and changes during the year ended December 31, 2021, are presented below:

	Balance at December 31, 2020	Charges	Payments	Other Adjustments	Balance at December 31, 2021
Employment termination costs	$1,580	$5,189	$(3,393)	$(129)	$3,247

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

17. Income Taxes

The components of income or (loss) from continuing operations before income taxes are as follows:

	Year Ended December 31,
	2021	2020	2019
Domestic	$(49,337)	$(43,457)	$(104,445)
Foreign	19,062	5,991	3,152
Total	$(30,275)	$(37,466)	$(101,293)
The components of income tax (expense) benefit from continuing operations are as follows:

	Year Ended December 31,
	2021	2020	2019
Current:
Federal	$6,852	$30,365	$(208)
State	(78)	56	46
Foreign	(1,257)	(3,643)	(2,048)
Deferred:
Federal	9	262	(28)
State	(70)	(229)	(17)
Foreign	1,721	297	81
Income tax benefit (provision)	$7,177	$27,108	$(2,174)
The Company recognized approximately $7.2 million and $27.1 million in related income tax benefit during the years ended December 31, 2021 and 2020, respectively. The effective tax rate was approximately 23.7% for the year ended December 31, 2021, which was higher than the U.S. federal statutory rate primarily due to the benefit of the CARES Act provision allowing for a 5 year carryback of Net Operating Losses arising in 2018, 2019 and 2020. This tax benefit was partially offset in our effective tax rate by unfavorable permanent book-tax differences. The Company’s effective tax rate was approximately 72.4% for the year ended December 31, 2020, which was higher than the U.S. statutory rate primarily due to the benefit of the CARES Act provision allowing for a 5 year carryback of Net Operating Losses arising in 2018, 2019 and 2020.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Reconciliations of the statutory tax rates and the effective tax rates from continuing operations for the years ended December 31, 2021, 2020 and 2019 are as follows:

	Year Ended December 31,
	2021	2020	2019
Statutory rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	(0.4)%	(0.5)%	(0.8)%
Effect of rates different than statutory	2.3%	(2.1)%	(4.3)%
Minority interest	(0.1)%	0.2%	0.2%
Non-deductible Bad Debt	—%	(2.9)%	—%
Stock based compensation	(5.1)%	(6.1)%	(2.5)%
Foreign Basis Differences	6.3%	9.8%	—%
Regulatory matters	(8.7)%	—%	—%
Other permanent differences	(2.5)%	(0.9)%	(0.3)%
Research and development credit	0.9%	6.5%	0.5%
Change in valuation allowance	7.7%	(3.2)%	6.7%
Uncertain tax positions	(4.3)%	(0.7)%	0.6%
Other	(0.3)%	1.1%	(1.2)%
Investment in JV	—%	—%	(1.7)%
Global Intangible Low-Taxed Income	(8.5)%	3.9%	(3.3)%
Base Erosion Anti-Abuse Tax and Related Elections	—%	0.9%	(17.0)%
NOL Carryback and Other Refund Claims	15.4%	45.4%	—%
Effective tax rate	23.7%	72.4%	(2.1)%

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	As of December 31,
	2021	2020
Deferred tax assets:
Accrued liabilities	$1,290	$1,660
Deferred revenue	3,057	5,410
Bad debts reserve	2,270	2,248
Deferred compensation	6,236	6,816
Federal net operating loss carry forwards	13,419	8,876
State net operating loss carry forwards	9,332	7,415
Foreign net operating loss carry forwards	9,001	10,036
Lease Obligations	8,262	10,142
Capital loss carry forward	6,120	10,365
Intangible assets	6,100	6,153
Basis difference	6,268	6,256
Credits	9,720	9,720
Fixed Assets	1,281	1,249
Interest Limitation	1,232	—
Other	97	26
Total deferred tax assets	$83,685	$86,372

Deferred tax liabilities:
Basis difference	$(2,621)	$(1,555)
Depreciation and amortization	(2,109)	(5,171)
Prepaids	(604)	—
Lease Assets	(4,978)	(6,121)
Other	(492)	(439)
Total deferred tax liabilities	(10,804)	(13,286)
Less: valuation allowance	(73,441)	(74,961)
Net deferred income tax (liabilities) assets	$(560)	$(1,875)
As of December 31, 2021, the Company has federal and state income tax net operating loss (“NOL”) carryforwards of $63.9 million and $149.4 million, respectively, including NOL carryforwards which will expire at various dates from 2022 through 2040, and NOL carryforwards which do not expire. The Company also has foreign NOL carryforwards in various jurisdictions of $91.8 million that have various carryforward periods. Such NOL carryforwards expire as follows:

Year	NOL carryforward
2022	$2,222
2023	2,857
2024 - 2039	184,107
Indefinite	115,875
Total	$305,061
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

The Company continues to evaluate the ability to realize all of its net deferred tax assets at each reporting date and records a benefit for deferred tax assets to the extent it has deferred tax liabilities that provide a source of income to benefit the deferred tax asset. As a result of this analysis, the Company recorded a valuation allowance against the net deferred tax assets of certain foreign jurisdictions as the realization of these assets is not more likely than not, given uncertainty of future earnings in these jurisdictions. The valuation allowance decreased by $1.5 million and increased by $1.6 million during the years ended December 31, 2021 and December 31, 2020, respectively. The decrease in tax year ended December 31, 2021 is primarily related to a decrease in deferred tax assets including deferred revenue, partially offset by a decrease in deferred tax liabilities primarily associated with intangible assets during the period. The increase in tax year ended December 31, 2020 was primarily related to NOL and tax credits generated during the period and a decrease in deferred tax liabilities, partially offset by decreases in other deferred tax assets due to current year activity.

The Company is subject to taxation in the United States and various states and foreign jurisdictions. As of December 31, 2021, the Company’s tax years for 2017 through 2020 are subject to examination by the tax authorities. With few exceptions, as of December 31, 2021, the Company is no longer subject to U.S. federal, state, local, or foreign examinations by tax authorities for years before 2016. Due to the amended returns filed to carryback NOLs under the CARES Act, U.S. federal tax returns for years 2013 – 2016 remain subject to future examination by the tax authorities. Additionally, to the extent we utilize our NOL carryforwards in the future, the tax years in which the attribute was generated may still be adjusted upon examination by the tax authorities in the future period when the attribute is utilized.

During 2021 the Internal Revenue Service commenced an audit of certain of the Company’s prior year U.S. federal income tax filings, including the 2015 through 2020 tax years. The Company does not believe that the results of this audit will have a material effect on its financial position or results of operations.

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

On March 11, 2021 the American Rescue Plan Act ("ARPA") was signed into law which is aimed at addressing the continuing economic and health impacts of the COVID-19 pandemic. This legislation relief, along with the previous governmental relief packages provide for numerous changes to current tax law. ARPA does not materially impact the Company’s financial statements in the year ending December 31, 2021.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

A reconciliation of the amounts of unrecognized tax benefits excluding interest, are as follows:

Unrecognized tax benefits
Balance at December 31, 2018	$3,972
Decrease related to Lapse of Statute of Limitations	(703)
Balance at December 31, 2019	3,269
Decrease related to Lapse of Statute of Limitations	(262)
Increase for tax positions of current period	276
Balance at December 31, 2020	3,283
Decrease related to Lapse of Statute of Limitations	(827)
Increase for tax positions of current period	2,058
Balance at December 31, 2021	$4,514
Included in the balance of unrecognized tax benefits as of the years ended December 31, 2021 and 2020, are $3.9 million and $2.7 million, respectively, of tax benefits that, if recognized, would affect the effective tax rate.

The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in interest expense. The liability for unrecognized tax benefits excludes accrued interest of $0.4 million, $0.3 million and $0.3 million, for the years ended December 31, 2021, 2020 and 2019, respectively. The Company believes that it is reasonably possible that approximately $1.0 million of its currently unrecognized tax benefits primarily related to research and development credits and uncertain tax benefits in non-U.S. jurisdictions, which are individually insignificant, may be recognized by the end of 2022 as a result of a lapse of the statute of limitations.

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

The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net income attributable to common stockholders per common share from operations.

	Twelve Months Ended December 31,
	2021	2020	2019
Numerator - Basic:
Net loss from operations	$(23,098)	$(10,358)	$(103,467)
Net income (loss) attributable to redeemable noncontrolling interests	156	(344)	(1,126)
Preferred stock dividend	(35,509)	(37,981)	(32,134)
Net loss attributable to Synchronoss	$(58,451)	$(48,683)	$(136,727)

Numerator - Diluted:
Net loss from operations attributable to Synchronoss	$(58,451)	$(48,683)	$(136,727)
Net loss attributable to Synchronoss	$(58,451)	$(48,683)	$(136,727)

Denominator:
Weighted average common shares outstanding — basic	64,734	41,950	40,694

Earnings (loss) per share:
Basic	$(0.90)	$(1.16)	$(3.36)
Diluted	$(0.90)	$(1.16)	$(3.36)

Anti-dilutive stock options excluded	—	—	—

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

19. Commitments

Non-cancelable agreements

The Company has various non-cancelable arrangements such as services for hosting, support, and software that expire at various dates, with the latest expiration in 2025.

Aggregate annual future minimum payments under non-cancelable agreements as of December 31, 2021 are as follows:

Year	Non-cancelable agreements
2022	$26,028
2023	16,276
2024	13,313
2025 and thereafter	9,699
Total	$65,316

20. Legal Matters

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

On May 1, 2017, May 2, 2017, June 8, 2017 and June 14, 2017, four putative class actions were filed against the Company and certain of its current and former officers and directors in the United States District Court for the District of New Jersey (the “Securities Law Action”). After these cases were consolidated, the United States District Court for the District of New Jersey (the “Court”) appointed as lead plaintiff Employees’ Retirement System of the State of Hawaii, which filed, on November 20, 2017, a consolidated complaint purportedly on behalf of purchasers of the Company’s common stock between February 3, 2016 and June 13, 2017. On February 2, 2018, the defendants moved to dismiss the consolidated complaint in its entirety, with prejudice. Before that motion was decided, on August 24, 2018, lead plaintiff filed a consolidated amended complaint purportedly on behalf of purchasers of the Company’s common stock between October 28, 2014 and June 13, 2017. On June 28, 2019, the Court granted defendants’ motion to dismiss the consolidated amended complaint in its entirety, without prejudice, allowing lead plaintiff leave to amend its complaint. On August 14, 2019, lead plaintiff filed a second amended complaint. The second amended complaint asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and it alleges, among other things, that the defendants made false and misleading statements of material information concerning the Company’s financial results, business operations, and prospects. The plaintiff seeks unspecified damages, fees, interest, and costs. On October 4, 2019, the defendants moved to dismiss the second amended complaint in its entirety. On May 29, 2020, the Court granted in part and denied in part defendants’ motion to dismiss the second amended complaint, without prejudice. Plaintiff filed its motion for class certification on October 30, 2020.

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

On May 7, 2021, a mediation took place concerning the Securities Law Action and the Derivative Actions. On August 19, 2021, the parties to the Securities Law Action entered into a stipulation of settlement. The Court preliminarily approved the proposed settlement in the Securities Law Action on August 25, 2021, and approved final settlement at the hearing on December 8, 2021. On September 9, 2021, the parties to the Derivative Actions entered into a stipulation of settlement. The Court preliminarily approved the proposed settlement in the Derivative Actions on September 14, 2021, and approved the final settlement on December 13, 2021. The Securities Law Action and the Derivative Actions did not have a material adverse effect on the Company’s financial position, prospects, or results of operations as the settlements were within insurance policy limits. The Securities Law Action and the Derivative Actions have been dismissed in all venues and the settlements have been funded.

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

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

21. Subsequent Events

Divestiture of DXP and Activation Solutions

On March 7, 2022, Synchronoss and iQmetrix Global Ltd. (“iQmetrix ”), entered into an Asset Purchase Agreement (the “Purchase Agreement”) pursuant to which Synchronoss has agreed to sell its Digital Experience Platform and activation solutions (the “DXP Business”) to iQmetrix (the “Transaction”) for up to a total purchase price of $14,000,000, and iQmetrix has agreed to assume liabilities of the DXP Business. The purchase price is payable as follows: (i) $10,500,000 on the closing date of the Transaction (the “Closing Date”), (ii) $500,000 deposited into an escrow account on the Closing Date, (iii) $1,000,000 paid twelve (12) months from the Closing Date, and (iv) $2,000,000 that may be payable as an earn-out, consisting of up to $1,000,000 payable after one (1) year from the Closing Date and up to $1,000,000 payable after two (2) years from the Closing Date, in each case if specified revenue targets are satisfied.

The Purchase Agreement contains customary representations and warranties, covenants and indemnification provisions. The completion of the Transaction is subject to iQmetrix obtaining sufficient financing to pay the purchase price and the satisfaction or waiver of customary closing conditions. At the closing of the Transaction, iQmetrix will license the DXP software back to Synchronoss for internal use.

22. Additional Financial Information

Other income (expense)

The following table sets forth the components of Other income (expense) included in the Consolidated Statements of Operations:

	Twelve Months Ended December 31,
	2021	2020	2019
FX gains (losses) [1]	$(5,810)	$4,234	$31
Government refunds [2]	450	1,597	1,039
Income from sale of intangible assets [3]	550	3,477	5,518
Others [4]	(67)	227	801
	$(4,877)	$9,535	$7,389
________________________________
1    Fair value of foreign exchange gains and losses
2    Represents government and tax refunds
3    Represents gain on sale on the Company’s IP addresses and patents
4    Represents an aggregate of individually immaterial transactions

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, to allow timely decisions regarding required disclosure. Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2021. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2021.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2021 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with GAAP.

Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, audited the effectiveness of our internal control over financial reporting as of December 31, 2021. Ernst & Young LLP has issued their report which is included elsewhere herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our controls performed during the year ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Controls

Our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives as specified above. Management does not expect, however, that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Synchronoss Technologies, Inc.:

Opinion on Internal Control over Financial Reporting

We have audited Synchronoss Technologies, Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Synchronoss Technologies, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statements listed in the Index at Item 15(a)(2) and our report dated March 15, 2022 expressed an unqualified opinion thereon.

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
March 15, 2022

ITEM 9B.  OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

a.Identification of Directors. Information concerning the directors of Synchronoss is set forth under the heading “Election of Directors” in the Synchronoss Proxy Statement for the 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

b.Audit Committee Financial Expert. Information concerning Synchronoss’ audit committee financial expert is set forth under the heading “Audit Committee” in the Synchronoss Proxy Statement for the 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

c.Identification of the Audit Committee. Information concerning the audit committee of Synchronoss is set forth under the heading “Audit Committee” in the Synchronoss Proxy Statement for the 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

d.Delinquent Section 16(a) Reports. Information concerning non-compliance, if any, with beneficial ownership reporting requirements is set forth under the caption “Delinquent Section 16(a) Reports” in the Synchronoss Proxy Statement for the 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

e.Information about our Executive Officers. Information concerning the executive officers of Synchronoss is set forth under the heading “Information about our Executive Officers” in the Synchronoss Proxy Statement for the 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Code of Ethics. Information concerning the Synchronoss Workplace Code of Ethics and Business Conduct is set forth under the caption “Workplace Code of Ethics and Business Conduct” in the Synchronoss Proxy Statement for the 2022 Annual Meeting of Stockholders and is incorporated herein by reference. The Company intends to disclose on its website any amendments to, or waivers from, its Code of Business Conduct that are required to be disclosed pursuant to the rules of the SEC. Information contained on, or connected to, our website is not incorporated by reference into this annual report and should not be considered part of this report or any other filing that we make with the SEC.

ITEM 11. EXECUTIVE COMPENSATION

Information concerning executive compensation is set forth under the headings “Compensation of Executive Officers” and “Securities Authorized for Issuance Under Equity Compensation Plans” in the Synchronoss Proxy Statement for the 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning shares of Synchronoss equity securities beneficially owned by certain beneficial owners and by management is set forth under the heading “Equity Security Ownership of Certain Beneficial Owners and Management” in the Synchronoss Proxy Statement for the 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information concerning certain relationships and related transactions is set forth under the heading “Certain Related Party Transactions” in the Synchronoss Proxy Statement for the 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information concerning fees and services of the Company’s principal accountants is set forth under the heading “Report of the Audit Committee” and “Independent Registered Public Accounting Firm’s Fees” in the Synchronoss Proxy Statement for the 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS

(a)(1) Financial Statements:
(a)(2) Schedule for the years ended December 31, 2021, 2020, 2019:

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
3.3
Amendment No. 1 to the Amended and Restated Bylaws of Synchronoss Technologies, Inc., incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on February 20, 2018.

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

3.6
Certificate of Elimination of the Series A Convertible Participating Perpetual Preferred Stock, incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on June 30, 2021.

3.7	Certificate of Designations of the Series B Perpetual Non-Convertible Preferred Stock, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 30, 2021.
4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4 and 3.7.
4.2
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

4.4	Form of Common Stock Certificate, incorporated by reference to Registrant’s Registration Statement on Form S-1 (Commission File No. 333-132080)
4.5	Form of Indenture for Convertible Senior Notes, incorporated by reference to Registrant’s Registration Statement on Form S-3 (Commission File No. 333-197871)

Exhibit No.	Description
4.6	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934.
4.7
Base Indenture, dated as of June 30, 2021, by and between Synchronoss Technologies, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on June 30, 2021.

4.8
First Supplemental Indenture, dated as of June 30, 2021, by and between Synchronoss Technologies, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on June 30, 2021.

4.9
Investor Rights Agreement by and between Synchronoss Technologies, Inc., B. Riley Financial, Inc. and B. Riley Principal Investments, LLC dated June 30, 2021, incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on June 30, 2021.

4.10	Form of 8.375% Senior Note, incorporated by reference to Exhibit A of Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on June 30, 2021.
10.1
Form of Indemnification Agreement between the Registrant and each of its directors and executive officers, incorporated by reference to Registrant’s Registration Statement on Form S‑1 (Commission File No. 333‑132080).

10.2†	Synchronoss Technologies, Inc. 2000 Stock Plan and forms of agreements thereunder, incorporated by reference to Registrant’s Registration Statement on Form S‑1 (Commission File No. 333‑132080).
10.3†	Amendment No. 1 to Synchronoss Technologies, Inc. 2000 Stock Plan, incorporated by reference to Registrant’s Registration Statement on Form S‑1 (Commission File No. 333‑132080).
10.4†	2006 Equity Incentive Plan, as amended and restated, incorporated by reference to Registrant’s Schedule 14A dated April 8, 2010.
10.5†	2010 New Hire Equity Incentive Plan, incorporated by reference to Registrant’s Registration Statement on Form S‑8 (Commission File No. 333‑168745).
10.6†
Synchronoss Technologies, Inc. 2015 Equity Incentive Plan, amended and restated as of April 9, 2021, incorporated by reference to Exhibit 10.1 to Registrant’s Registration Statement on Form S-8 (Commission File No. 333-257097) filed June 14, 2021.

10.7†	2017 New Hire Equity Incentive Plan, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 21, 2017.
10.8†	Amendment No. 1 effective as of November 1, 2021 to Synchronoss Technologies, Inc. 2017 New Hire Equity Incentive Plan.
10.9†	Employee Stock Purchase Plan, incorporated by reference to Registrant’s Annual Report on Form 10‑K for the year ended December 31, 2011.
10.10
Lease Agreement between the Registrant and Wells Reit-Bridgewater NJ, LLC for the premises located at 200 Crossing Boulevard, Bridgewater, New Jersey, dated as of October 27, 2011, incorporated by reference to Registrant’s Annual Report on Form 10‑K for the year ended December 31, 2011.

10.11‡
Cingular Master Services Agreement, effective September 1, 2005 by and between the Registrant and Cingular Wireless LLC, incorporated by reference to Registrant’s Annual Report on Form 10‑K for the year ended December 31, 2008.

10.12‡
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

10.13‡
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

10.16‡
Amendment No. 2 effective as of January 1, 2016 to Order No. SG021306.S.025.S.002 dated as of August 1, 2013 by and between the Registrant and AT&T Services, Inc., together with Amended and Restated Order No. SG021306.S.025.S.002, incorporated by reference to Exhibit 10.9.4 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016.

10.17‡
Amendment No. 3 effective as of January 1, 2016 to Order No. SG021306.S.025.S.003 dated as of August 1, 2013 by and between the Registrant and AT&T Services, Inc. incorporated by reference to Exhibit 10.9.5 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016.

10.18‡
Amendment No. 4 effective as of January 1, 2016 to Order No. SG021306.S.025.S.003 dated as of August 1, 2013 by and between the Registrant and AT&T Services, Inc., together with Amended and Restated Order No. SG021306.S.025.S.003, incorporated by reference to Exhibit 10.9.6 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016.

10.19‡
Amendment No. 5 effective as of January 1, 2016 to Order No. SG021306.S.025.S.004 dated as of August 1, 2013 by and between the Registrant and AT&T Services, Inc. together with Amended and Restated Order No. SG021306.S.025.S.004, incorporated by reference to Exhibit 10.9.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016.

10.20†
Employment Agreement dated as of April 27, 2017 between the Registrant and Stephen G. Waldis, incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.

10.21†	Tier One Executive Employment Plan effective March 24, 2017, incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.
10.22†
Executive Employment Letter dated as of August 9, 2018 between the Registrant and David Clark, incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 filed on November 9, 2018.

Exhibit No.	Description
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

10.25
At Market Issuance Sales Agreement between Synchronoss Technologies, Inc. and B. Riley Securities, Inc., dated October 25, 2021 incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed on October 26, 2021.

10.26‡
Change Request No 12 effective August 7, 2020 to SOW No.1 Application Service Provider Agreement effective as of April 1, 2013 by and between the Registrant and Verizon Sourcing LLC., incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 filed on November 9, 2020.

10.27†
Employment agreement dated as of March 8, 2021 between the Registrant and Jeff Miller, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 filed May 5, 2021.

10.28†
Transition and Separation Agreement dated June 16, 2021 between the Registrant and David Clark, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 filed August 9, 2021.

10.29†
Tier One Executive Employment Plan dated July 27, 2021 between the Registrant and Christina Gabrys, incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 filed November 9, 2021.

10.30†
Transition and Separation Agreement dated September 2, 2021 between the Registrant and Ronald Prague, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 filed November 9, 2021.

10.31†	Employment Agreement dated as of November 1, 2021 between the Registrant and Taylor Greenwald.
21.1	List of subsidiaries, incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017 filed on July 2, 2018.
23.1	Consent of Ernst & Young, LLP, Independent Registered Public Accounting Firm.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a‑14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes‑Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Rule 13a‑14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes‑Oxley Act of 2002
32.1**	Certification of Principal Executive Officer pursuant to Rule 13a‑14(b) of the Exchange Act and section 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes‑Oxley Act of 2002
32.2**	Certification of Principal Financial Officer pursuant to Rule 13a‑14(b) of the Exchange Act and section 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes‑Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Labels Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
_______________________________________________________
† Compensation Arrangement.
‡    Confidential treatment has been granted with respect to certain provisions of this exhibit.
**     This certification is being furnished solely to accompany this Annual Report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

(b)Exhibits.

See (a)(3) above.

(c)Financial Statement Schedule.

ITEM 16. FORM 10-K SUMMARY

None.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

    December 31, 2021, 2020, 2019

	Beginning Balance	Additions	Reductions	Ending Balance
	(In thousands)
Allowance for credit losses:
2021	$543	$650	$(715)	$478
2020	$1,864	$897	$(2,218)	$543
2019	$4,599	$6,045	$(8,780)	$1,864

	Beginning Balance	Additions	Reductions	Ending Balance
	(In thousands)
Valuation allowance for deferred tax assets:
2021	$74,961	$3,306	$(4,826)	$73,441
2020	$73,346	$7,402	$(5,787)	$74,961
2019	$81,064	$3,843	$(11,561)	$73,346

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNCHRONOSS TECHNOLOGIES, INC.
(Registrant)

/s/ Jeff Miller
Jeff Miller
Chief Executive Officer
(Principal Executive Officer)

/s/ Taylor Greenwald
Taylor Greenwald
Chief Financial Officer
March 15, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeff Miller	Chief Executive Officer	March 15, 2022
Jeff Miller	(Principal Executive Officer)

/s/ Taylor Greenwald	Chief Financial Officer	March 15, 2022
Taylor Greenwald	(Principal Financial Officer)

/s/ Stephen Waldis	Director	March 15, 2022
Stephen Waldis	Executive Chairman

/s/ Laurie L. Harris	Director	March 15, 2022
Laurie L. Harris

/s/ Kristin S. Rinne	Director	March 15, 2022
Kristin S. Rinne

/s/ Mohan Gyani	Director	March 15, 2022
Mohan Gyani

/s/ Martin Bernstein	Director	March 15, 2022
Martin Bernstein