Form 10-Q
period 2022-03-31
SYNCHRONOSS TECHNOLOGIES INC
filed 2022-05-10
CIK 1131554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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
As of May 05, 2022, there were 88,301,312 shares of common stock issued and outstanding.

SYNCHRONOSS TECHNOLOGIES, INC.
FORM 10-Q INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

SYNCHRONOSS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (In thousands)

	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$21,727	$31,504
Accounts receivable, net	48,172	47,586
Prepaid & other current assets	46,738	42,901
Total current assets	116,637	121,991
Non-current assets:
Property and equipment, net	5,945	6,979
Operating lease right-of-use assets	24,606	26,399
Goodwill	223,712	224,577
Intangible assets, net	58,323	60,335
Loan receivable	4,834	4,834
Other assets, non-current	5,027	5,619
Total non-current assets	322,447	328,743
Total assets	$439,084	$450,734
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,095	$11,097
Accrued expenses	60,027	61,916
Deferred revenues, current	19,468	22,368
Total current liabilities	91,590	95,381
Long-term debt, net of debt issuance costs	133,462	133,104
Deferred tax liabilities	559	560
Deferred revenues, non-current	769	548
Leases, non-current	34,498	36,095
Other non-current liabilities	9,217	9,218
Total liabilities	270,095	274,906
Commitments and contingencies:
Series B Non-Convertible Perpetual Preferred Stock, $0.0001 par value; 150 shares authorized, 75 and 75 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	72,505	72,505
Redeemable noncontrolling interest	12,500	12,500
Stockholders’ equity:
Common stock, $0.0001 par value; 100,000 shares authorized, 88,244 and 88,305 issued and outstanding at March 31, 2022 and December 31, 2021, respectively	9	9
Additional paid-in capital	491,966	492,512
Accumulated other comprehensive loss	(36,126)	(32,985)
Accumulated deficit	(371,865)	(368,713)
Total stockholders’ equity	83,984	90,823
Total liabilities and stockholders’ equity	$439,084	$450,734

See accompanying notes to condensed consolidated financial statements.

SYNCHRONOSS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2022	2021
Net revenues	$65,866	$65,499
Costs and expenses:
Cost of revenues[1]	24,839	28,637
Research and development	15,791	17,397
Selling, general and administrative	17,897	17,928
Restructuring charges	685	713
Depreciation and amortization	8,034	9,867
Total costs and expenses	67,246	74,542
Loss from operations	(1,380)	(9,043)
Interest income	92	5
Interest expense	(3,325)	(95)
Other income (expense), net	1,704	(3,396)
Loss from operations, before taxes	(2,909)	(12,529)
(Provision) benefit for income taxes	(128)	163
Net loss	(3,037)	(12,366)
Net (loss) income attributable to redeemable noncontrolling interests	(115)	336
Preferred stock dividend	(2,438)	(10,530)
Net loss attributable to Synchronoss	$(5,590)	$(22,560)

Earnings (loss) per share:
Basic	$(0.07)	$(0.53)
Diluted	$(0.07)	$(0.53)
Weighted-average common shares outstanding:
Basic	85,866	42,737
Diluted	85,866	42,737
________________________________
1    Cost of revenues excludes depreciation and amortization which are shown separately.

See accompanying notes to condensed consolidated financial statements.

SYNCHRONOSS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited) (In thousands)

	Three Months Ended March 31,
	2022	2021
Net loss	$(3,037)	$(12,366)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(3,159)	(1,888)
Net income on inter-company foreign currency transactions	18	752
Total other comprehensive loss	(3,141)	(1,136)
Comprehensive loss	(6,178)	(13,502)
Comprehensive (loss) income attributable to redeemable noncontrolling interests	(115)	336
Comprehensive loss attributable to Synchronoss	$(6,293)	$(13,166)

See accompanying notes to condensed consolidated financial statements.

SYNCHRONOSS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited) (In thousands)

	Three Months Ended March 31, 2022
	Common Stock		Treasury Stock		Additional	Accumulated Other		Total
	Shares	Amount	Shares	Amount	Paid-In Capital	Comprehensive Income (Loss)	Accumulated deficit	Stockholders' Equity
Balance at December 31, 2021	88,305	$9	—	$—	$492,512	$(32,985)	$(368,713)	$90,823
Stock based compensation	—	—	—	—	1,777	—	—	1,777
Issuance of restricted stock	(61)	—	—	—	—	—	—	—
Preferred stock dividend	—	—	—	—	(2,438)	—	—	(2,438)
Net income (loss) attributable to Synchronoss	—	—	—	—	—	—	(3,037)	(3,037)
Non-controlling interest	—	—	—	—	115	—	(115)	—
Total other comprehensive income (loss)	—	—	—	—	—	(3,141)	—	(3,141)
Balance at March 31, 2022	88,244	$9	—	$—	$491,966	$(36,126)	$(371,865)	$83,984

	Three Months Ended March 31, 2021
	Common Stock		Treasury Stock		Additional	Accumulated Other		Total
	Shares	Amount	Shares	Amount	Paid-In Capital	Comprehensive Income (Loss)	Accumulated deficit	Stockholders' Equity
Balance at December 31, 2020	51,177	$5	(7,162)	$(82,087)	$499,348	$(28,213)	$(345,771)	$43,282
Stock based compensation	—	—	—	—	2,813	—	—	2,813
Issuance of restricted stock	154	—	—	—	—	—	—	—
Preferred stock dividends accrued	—	—	—	—	(9,407)	—	—	(9,407)
Amortization of preferred stock issuance costs	—	—	—	—	(1,123)	—	—	(1,123)
Net income attributable to Synchronoss	—	—	—	—	—	—	(12,366)	(12,366)
Non-controlling interest	—	—	—	—	(336)	—	336	—
Total other comprehensive income (loss)	—	—	—	—	—	(1,136)	—	(1,136)
Balance at March 31, 2021	51,331	$5	(7,162)	$(82,087)	$491,295	$(29,349)	$(357,801)	$22,063

See accompanying notes to condensed consolidated financial statements.

SYNCHRONOSS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Three Months Ended March 31,
	2022	2021
Operating activities:
Net loss continuing operations	$(3,037)	$(12,366)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,034	9,867
Amortization of debt issuance costs	335	—
Loss on Disposals of fixed assets	—	(9)
Amortization of bond discount (premium)	22	—
Deferred income taxes	(11)	(1,037)
Stock-based compensation	1,927	2,721
Operating lease impairment, net	443	555
Changes in operating assets and liabilities:
Accounts receivable, net	(703)	3,214
Prepaid expenses and other current assets	(3,969)	(445)
Accounts payable	1,019	3,752
Accrued expenses	(2,356)	(3,762)
Deferred revenues	(2,617)	(6,648)
Other liabilities	(1,780)	6,419
Net cash (used in) provided by operating activities	(2,693)	2,261

Investing activities:
Purchases of fixed assets	(154)	(721)
Additions to capitalized software	(5,245)	(5,042)
Net cash used in investing activities	(5,399)	(5,763)

Financing activities:
Series B preferred dividend paid in the form of cash	(1,781)	—
Net cash (used in) provided by financing activities	(1,781)	—

Effect of exchange rate changes on cash	96	(351)

Net decrease in cash and cash equivalents	(9,777)	(3,853)
Cash and cash equivalents, beginning of period	31,504	33,671
Cash and cash equivalents, end of period	$21,727	$29,818

Supplemental disclosures of non-cash investing and financing activities:
Paid in kind dividends on Series A Preferred Stock	$—	$10,201

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

The Synchronoss Digital Platform is a suite of technology, tools and solutions that includes digital experience creation and management, automated provisioning, artificial intelligence and financial analytics that service a broad swatch of our target markets. The platform equips customers with the tools to design, deploy and manage end user customer journeys and workflows from one central platform that also integrates across front end customer engagement channels as well as enterprise business systems (e.g. CRM, POS) allowing citizen developers to configure rather than code experiences. The platform sits between customer-facing touch points and a customer’s existing back-office systems to orchestrate data, workflows and processes into digital customer journeys that interface with end user channels creating user experiences that can be centrally managed and coordinated with less resources than is typical in a traditional IT environment.

The Synchronoss Total Network Management application provides operators with the tools and software to design their physical network, streamline their infrastructure purchases, and manage and optimize comprehensive network expense for leading top tier carriers around the globe.

2. Basis of Presentation and Consolidation

Basis of Presentation and Consolidation

The accompanying interim unaudited condensed consolidated financial statements have been prepared by Synchronoss and in the opinion of management, include all adjustments necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods. They do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022.

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

For further information about the Company’s basis of presentation and consolidation or its significant accounting policies, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Risks and Uncertainties

There continue to be uncertainties regarding the current coronavirus ("COVID-19") pandemic, and the Company is closely monitoring the impact of the pandemic on all aspects of its business, including how it will impact its customers, employees, suppliers, vendors, business partners and distribution channels. While the pandemic did not materially affect the Company’s financial results and business operations for the three months ended March 31, 2022, the Company is unable to predict the impact that COVID-19 will have on its financial position and operating results due to numerous uncertainties. The Company will continue to assess the evolving impact of the COVID-19 pandemic and will make adjustments to its operations as necessary.

Recently Issued Accounting Standards

Recent accounting pronouncements adopted

Standard	Description	Effect on the financial statements
ASU 2021-04 Earnings Per Share (Topic 260), Debt— Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40)	The amendments in this Update provide guidance for a modification or an exchange of a freestanding equity-classified written call option that is not within the scope of another Topic.	We adopted this standard on January 1, 2022. The Company evaluated these changes and concluded that they did not have any material impact on the Company’s consolidated financial position or results of operations upon adoption.

Date of adoption: January 1, 2022.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

ASU 2021-05 Leases (Topic 842). Lessors—Certain Leases with Variable Lease Payments	The amendments in this Update affect lessors with lease contracts that (1) have variable lease payments that do not depend on a reference index or a rate and (2) would have resulted in the recognition of a selling loss at lease commencement if classified as sales-type or direct financing. FASB amends lessor classification guidance to prevent selling losses on leases with variable payments.	We adopted this standard on January 1, 2022. The Company evaluated these changes and concluded that they did not have any material impact on the Company’s consolidated financial position or results of operations upon adoption.

Date of adoption: January 1, 2022.
ASU 2021-08 Business Combinations (Topic 805). Accounting for Contract Assets and Contract Liabilities from Contracts with Customers	The amendments in this Update primarily address the accounting for contract assets and contract liabilities from revenue contracts with customers in a business combination. However, the amendments also apply to contract assets and contract liabilities from other contracts to which the provisions of Topic 606 apply, such as contract liabilities from the sale of nonfinancial assets within the scope of Subtopic 610-20, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets.	We adopted this standard on January 1, 2022. The Company evaluated these changes and concluded that they did not have any material impact on the Company’s consolidated financial position or results of operations upon adoption.

Date of adoption: January 1, 2022.

Digital Experience Platform and Activation Solutions Sale

On March 8, 2022, the Company announced that it has entered into a definitive agreement to sell its Digital Experience Platform as well as its Activation Solutions to iQmetrix. The transaction value is up to $14 million and is expected to close in the second quarter, subject to customary closing contingencies.

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

	Three Months Ended March 31, 2022				Three Months Ended March 31, 2021
	Cloud	Digital	Messaging	Total	Cloud	Digital	Messaging	Total
Geography:
Americas	$39,715	$10,455	$2,692	$52,862	$37,031	$11,240	$3,516	$51,787
APAC	56	759	6,816	7,631	—	1,128	6,700	7,828
EMEA	1,730	950	2,693	5,373	1,865	609	3,410	5,884
Total	$41,501	$12,164	$12,201	$65,866	$38,896	$12,977	$13,626	$65,499

Service Line:
Professional Services	$3,354	$1,636	$3,141	$8,131	$3,925	$2,111	$2,611	$8,647
Transaction Services	336	1,028	23	1,387	1,975	2,268	1	4,244
Subscription Services	37,811	8,210	8,515	54,536	32,996	8,433	10,614	52,043
License	—	1,290	522	1,812	—	165	400	565
Total	$41,501	$12,164	$12,201	$65,866	$38,896	$12,977	$13,626	$65,499

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

A contract asset is a right to consideration that is conditional upon factors other than the passage of time. For example, the Company would record a contract asset if it records revenue on a professional services engagement but are not entitled to bill until the Company achieves specified milestones. Contract assets balance at March 31, 2022 is $12.5 million.

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

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Significant changes in the contract liabilities balance (current and non-current) during the period are as follows:

Contract Liabilities[1]
Balance - January 1, 2022	$22,916
Revenue recognized in the period	(65,860)
Amounts billed but not recognized as revenue	63,181
Balance - March 31, 2022	$20,237
________________________________
1    Comprised of Deferred Revenue

Transaction price allocated to the remaining performance obligations

Topic 606 requires that the Company disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of March 31, 2022. The Company has elected not to disclose transaction price allocated to remaining performance obligations for:

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

As of March 31, 2022, the aggregate amount of transaction price allocated to remaining performance obligations, other than those meeting the exclusion criteria above, was $184.4 million, of which approximately 91.5 percent is expected to be recognized as revenues within 2 years, and the remainder thereafter.

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
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

The following is a summary of assets, liabilities and redeemable noncontrolling interests and their related classifications under the fair value hierarchy:

	March 31, 2022
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents	$21,727	$21,727	$—	$—
Total assets	$21,727	$21,727	$—	$—
Temporary equity
Redeemable noncontrolling interests[1]	$12,500	$—	$—	$12,500
Total temporary equity	$12,500	$—	$—	$12,500

	December 31, 2021
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents	$31,504	$31,504	$—	$—
Total assets	$31,504	$31,504	$—	$—
Temporary Equity
Redeemable noncontrolling interests[1]	$12,500	$—	$—	$12,500
Total temporary equity	$12,500	$—	$—	$12,500
________________________________
1 Put arrangements held by the noncontrolling interests in certain of the Company’s joint venture.

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

The changes in fair value of the Company’s Level 3 redeemable noncontrolling interests during the three months ended March 31, 2022 were as follows:

Redeemable noncontrolling interests
Balance at December 31, 2021	$12,500
Fair value adjustment	(115)
Net loss attributable to redeemable noncontrolling interests	115
Balance at March 31, 2022	$12,500

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

The Company reflects finance leases as a component of Leases, non-current on the Condensed Consolidated Balance Sheet. The finance leases were not material for the period ended March 31, 2022.

The following table presents information about the Company's Right of Use (ROU) assets and lease liabilities at March 31, 2022:

ROU assets:
Non-current operating lease ROU assets	$24,606

Operating lease liabilities:
Current operating lease liabilities[1]	$7,026
Non-current operating lease liabilities	34,014
Total operating lease liabilities	$41,040
________________________________
1    Amounts are included in Accrued Expenses on the Condensed Consolidated Balance Sheet.

The following table presents information about lease expense and sublease income for the three months ended March 31, 2022:

Operating lease cost[1]	$2,042
Other lease costs and income:
Variable lease costs[1]	435
Operating lease impairments[1,2]	443
Sublease income[1]	(646)
Total net lease cost	$2,274
________________________________
1    Amounts are included in Cost of revenues, Selling, general and administrative and/or Research and development based on the function that the underlying leased asset supports which are reflected in the Condensed Consolidated Statements of Operations.
2    As part of the Company’s continued cost savings initiatives, the Company closed certain office spaces and terminated various lease agreements. These actions resulted in $0.4 million ROU asset impairment charge for the period, which was determined by the present value of the forecasted future cash flows for the remaining lease term.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

The following table provides the undiscounted amount of future cash flows included in our lease liabilities at March 31, 2022 for each of the five years subsequent to December 31, 2021 and thereafter, as well as a reconciliation of such undiscounted cash flows to our lease liabilities at March 31, 2022:

Operating Leases
2022	$7,809
2023	8,450
2024	8,302
2025	8,134
2026	7,957
Thereafter	10,501
Total future lease payments	51,153
Less: amount representing interest	(10,113)
Present value of future lease payments (lease liability)	$41,040

The following table provides the weighted-average remaining lease term and weighted-average discount rates for our leases as of March 31, 2022:

Operating Leases:
Weighted-average remaining lease term (years), weighted based on lease liability balances	5.69
Weighted-average discount rate (percentages), weighted based on the remaining balance of lease payments	8.2%

The following table provides certain cash flow and supplemental noncash information related to our lease liabilities for the three months ended March 31, 2022:

Operating Leases:
Cash paid for amounts included in the measurement of lease liabilities	$2,603

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

During the second quarter of 2020, the Company entered into an agreement with STIN and AP Capital Holdings II, LLC (“APC”) to divest its remaining equity interest in STIN as well as settle its paid-in-kind purchase money note (“PIK note”) and certain amounts due as of December 31, 2019 in consideration for a $9.0 million secured promissory note (the “Note”), which includes contingent consideration of up to $16.0 million. The Note has an 8% interest rate and a 3-year stated term. As part of the arrangement, APC acquired a majority stake of STIN. Additionally, in the event of a sale of STIN by APC and STIN at a future date, the Company shall receive 5% of such sale proceeds, after reducing the sale proceeds by any outstanding amounts of the above Note, including any earned contingent consideration. The Company determined the fair value of the Note as of the

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

transaction date to be approximately $4.8 million. The Company determined the fair value of the Note using a discounted cash flow analysis, which discounts the expected future cash flows of the asset to determine its fair value. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement. No gain or loss was recognized as a result of the transaction. As of March 31, 2022, the Company reassessed the fair value of the Note and there were no material changes.

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

The carrying amounts of the Company’s borrowings were as follows:

Senior Notes	March 31, 2022	December 31, 2021
8.375% Senior Notes due 2026	$141,077	$141,077
Unamortized discount and debt issuance cost[1]	(7,615)	(7,973)
Carrying value of Senior Notes	$133,462	$133,104
________________________________
1 Debt issuance costs are deferred and amortized into interest expense using the effective interest method.

The total fair value of the outstanding Senior Notes was $119.9 million as of March 31, 2022. The Company is in compliance with its debt covenants as of March 31, 2022.

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

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Interest expense

The following table summarizes the Company’s interest expense:

	Three Months Ended March 31,
	2022	2021
2021 Non-Convertible Senior Notes due 2026:
Amortization of debt issuance costs	$335	$—
Interest on borrowings	2,954	—
Amortization of debt discount	22	—
2019 Revolving Credit Facility:
Amortization of debt issuance costs	—	12
Interest on borrowings	$—	$63
Other	$14	$20
Total	$3,325	$95

8. Accumulated Other Comprehensive (Loss) / Income

The changes in accumulated other comprehensive (loss) income during the three months ended March 31, 2022 were as follows:

	Balance at December 31, 2021	Other comprehensive (loss) income	Tax effect	Balance at March 31, 2022
Foreign currency	$(29,350)	$(3,159)	$—	$(32,509)
Unrealized loss on intra-entity foreign currency transactions	(3,635)	29	(11)	(3,617)
Total	$(32,985)	$(3,130)	$(11)	$(36,126)

9. Capital Structure

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

Shelf Registration Statement

On August 19, 2020, the Company filed a universal shelf registration statement with the SEC for the issuance of common stock, preferred stock, debt securities, guarantees of debt securities, warrants and units up to an aggregate amount of $250.0 million (“the 2020 Shelf Registration Statement”). On August 28, 2020, the 2020 Shelf Registration Statement was declared effective by the SEC. As of March 31, 2022, except for the Common Stock offering and the issuance of Senior Notes, the Company has not raised additional capital using the 2020 Shelf Registration Statement.

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

Certificate of Designation of the Series B Preferred Stock

The rights, preferences, privileges, qualifications, restrictions and limitations of the shares of Series B Preferred Stock are set forth in the Series B Certificate. Under the Series B Certificate, the holders of the Series B Preferred Stock are entitled to receive, on each share of Series B Preferred Stock on a quarterly basis, an amount equal to the dividend rate, as described in the following sentence, divided by four and multiplied by the then-applicable Liquidation Preference per share of Series B Preferred Stock (collectively, the “Preferred Dividends”). The dividend rate is (1) 9.5% per annum for the period commencing on June 30, 2021 and ending on and including December 31, 2021, (2) 13% per annum for the year commencing on January 1, 2022 and ending on and including December 31, 2022; and (3) 14% per annum for the year commencing on January 1, 2023 and thereafter. The Preferred Dividends will be due in cash on January 1, April 1, July 1 and October 1 of each year (each, a “Series B Dividend Payment Date”). The Company may choose to pay the Series B Preferred Dividends in cash or in additional shares of Series B Preferred Stock. In the event the Company does not declare and pay a dividend in cash on any Series B Dividend Payment Date, the unpaid amount of the Preferred Dividend will be added to the Liquidation Preference. As of March 31, 2022, the Liquidation Value and Redemption Value of the Series B Preferred Shares was $77.4 million.

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

A summary of the Company’s Series B Perpetual Non-Convertible Preferred Stock balance at March 31, 2022 and changes during the three months ended March 31, 2022, are presented below:

	Series B Preferred Stock
	Shares	Amount
Balance at December 31, 2021	75	$72,505
Amortization of preferred stock issuance costs	—	—
Issuance of preferred PIK dividend	—	—
Balance at March 31, 2022	75	$72,505

On April 1, 2022 the Company paid in-kind the accrued Series B Perpetual Non-Convertible Preferred Stock dividend of $2.4 million. On April 18, 2022, the Company made a $2.5 million principal payment on the Series B Preferred Stock. On May 10, 2022, the Company made an additional principal payment on the Series B Preferred Stock of $4.4 million.

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

Redemption of Series A Preferred Stock

The net proceeds from the common stock public offering, Senior Note offering and the Series B transaction was used in part to fully redeem all outstanding shares of the Company’s Series A Preferred Stock on June 30, 2021 (the “Redemption”). The Company redeemed in full all of the 268,917 outstanding shares of the Series A Preferred Stock for an aggregate Redemption Price of $278.7 million and all rights under the Investor Rights Agreement relating to the Series A Preferred Stock

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

were terminated effective with the Redemption. No Series A Preferred Stock remain outstanding or authorized as of March 31, 2022.

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

Stock Plans

There were no significant changes to the Company’s Stock Plans during the three months ended March 31, 2022. As of March 31, 2022, there were 1.9 million shares available for the grant or award under the Company’s 2015 Equity Incentive Plan and 0.6 million shares available for the grant or award under the Company’s 2017 New Hire Equity Incentive Plan.

The Company’s performance cash awards granted to executives under the Long Term Incentive (“LTI”) Plans have been accounted for as liability awards, due to the Company’s intent and the ability to settle such awards in cash upon vesting and the Company has reflected such awards in accrued expenses. As of March 31, 2022, the liability for such awards is approximately $0.5 million.

Stock-Based Compensation

The following table summarizes stock-based compensation expense related to all of the Company’s stock awards included by operating expense categories, as follows:

	Three Months Ended March 31,
	2022	2021
Cost of revenues	$221	$478
Research and development	556	855
Selling, general and administrative	1,150	1,388
Total stock-based compensation expense	$1,927	$2,721

The following table summarizes stock-based compensation expense related to all of the Company’s stock awards included by award type, as follows:

	Three Months Ended March 31,
	2022	2021
Stock options	$794	$955
Restricted stock awards	878	1,710
Performance Based Cash Units	255	56
Total stock-based compensation before taxes	$1,927	$2,721
Tax benefit	$377	$497

The total stock-based compensation cost related to unvested equity awards as of March 31, 2022 was approximately $7.3 million. The expense is expected to be recognized over a weighted-average period of approximately 1.1 years.

The total stock-based compensation cost related to unvested performance based cash units as of March 31, 2022 was approximately $1.0 million. The expense is expected to be recognized over a weighted-average period of approximately 1.5 years.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Stock Options

The Company uses the Black-Scholes option pricing model for determining the estimated fair value for stock options. The weighted-average assumptions used in the Black-Scholes option pricing model are as follows:

	Three Months Ended March 31,
	2022	2021
Expected stock price volatility	71.9%	83.0%
Risk-free interest rate	1.5%	0.6%
Expected life of options (in years)	4.15	4.18
Expected dividend yield	0.0%	0.0%
Weighted-average fair value (PSV) of the options	$1.13	$2.42

The following table summarizes information about stock options outstanding as of March 31, 2022:

Options	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2021	4,715	$6.53
Options Granted	2	2.06
Options Exercised	—	—
Options Cancelled	(234)	8.93
Outstanding at March 31, 2022	4,483	$6.37	4.80	$—
Vested and exercisable at March 31, 2022	1,776	$10.71	3.43	$—

The total intrinsic value of stock options exercisable was nil at March 31, 2022 and 2021, respectively. The total intrinsic value of stock options exercised was nil during the three months ended March 31, 2022 and 2021, respectively.

Awards of Restricted Stock and Performance Stock

A summary of the Company’s unvested restricted stock at March 31, 2022, and changes during the three months ended March 31, 2022, is presented below:

Unvested Restricted Stock	Number of Awards	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2021	2,574	$3.57
Granted	71	1.63
Vested	(351)	5.03
Forfeited	(132)	3.44
Unvested at March 31, 2022	2,162	$3.24

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

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Performance Based Cash Units

Performance based cash units generally vest at the end of a three-year period based on service and achievement of certain performance objectives determined by the Company’s Board of Directors.

A summary of the Company’s unvested performance-based cash units at March 31, 2022 and changes during the three months ended March 31, 2022, is presented below:

Unvested Cash Units	Number of Units	Period End Fair Value
Unvested at December 31, 2021	1,996	$2.44
Granted	—	—
Granted adjustment[1]	(73)
Vested	—	—
Forfeited	(62)	—
Unvested at March 31, 2022	1,861	$1.73
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

10. Income Taxes

The Company recognized an income tax expense of approximately $0.1 million and an income tax benefit of approximately $0.2 million during the three months ended March 31, 2022 and 2021, respectively. The effective tax rate was approximately (4.4)% for the three months ended March 31, 2022, which was lower than the U.S. federal statutory rate primarily due to pre-tax losses in jurisdictions where full valuation allowances have been recorded and certain foreign jurisdictions projecting current income tax expense. This decrease was partially offset by a discrete income tax benefit recorded in the period associated with the release of certain reserves for uncertain tax benefits. The Company’s effective tax rate was approximately 1.3% for the three months ended March 31, 2021, which was lower than the U.S. federal statutory rate primarily due to pre-tax losses in jurisdictions where full valuation allowances have been recorded and in zero rate jurisdictions. The Company continues to consider all available evidence, including historical profitability and projections of future taxable income together with new evidence, both positive and negative, that could affect the view of the future realization of deferred tax assets. As a result of the assessment, no change was recorded by the Company to the valuation allowance during the three months ended March 31, 2022.

On March 11, 2021 the American Rescue Plan Act ("ARPA") was signed into law which is aimed at addressing the continuing economic and health impacts of the COVID-19 pandemic. This legislation relief, along with the previous governmental relief packages provide for numerous changes to current tax law. The ARPA does not have a material impact on the Company’s financial statements in the period ending March 31, 2022.

During 2021 the Internal Revenue Service commenced an audit of certain of the Company’s prior year U.S. federal income tax filings, including the 2015 through 2020 tax years. The audit is currently ongoing and the Company does not believe that the results of this audit will have a material effect on its financial position or results of operations.

Subsequent to March 31, 2022, the Company received $4.3 million in federal tax refunds. There is no change to the Company’s position on the remaining tax refunds.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

11. Restructuring

The Company continues to execute certain restructurings to identify workforce optimization opportunities to better align the Company’s resources with its key strategic priorities. A summary of the Company’s restructuring accrual at March 31, 2022 and changes during the three months ended March 31, 2022, are presented below:

	Balance at December 31, 2021	Charges	Payments	Other Adjustments	Balance at March 31, 2022
Employment termination costs	$3,247	$685	$(1,836)	$(11)	$2,085

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

	Three Months Ended March 31,
	2022	2021
Numerator - Basic:
Net loss from operations	$(3,037)	$(12,366)
Net (loss) income attributable to redeemable noncontrolling interests	(115)	336
Preferred stock dividend	(2,438)	(10,530)
Net loss attributable to Synchronoss	$(5,590)	$(22,560)

Numerator - Diluted:
Net loss from operations attributable to Synchronoss	$(5,590)	$(22,560)
Net loss attributable to Synchronoss	$(5,590)	$(22,560)

Denominator:
Weighted average common shares outstanding — basic	85,866	42,737
Earnings (loss) per share:
Basic	$(0.07)	$(0.53)
Diluted	$(0.07)	$(0.53)

Anti-dilutive stock options excluded	—	—

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

Aggregate annual future minimum payments under non-cancelable agreements as of March 31, 2022 are as follows:

Year	Non-cancelable agreements
2022	$16,473
2023	16,294
2024	13,343
2025	9,699
Total	$55,809

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

14. Additional Financial Information

Other Income (expense), net

The following table sets forth the components of Other Income (expense), net included in the Condensed Consolidated Statements of Operations:

	Three Months Ended March 31,
	2022	2021
FX gains (losses)[1]	$1,718	$(3,274)
Other[2]	(14)	(122)
Total	$1,704	$(3,396)
________________________________
1 Fair value of foreign exchange gains and losses
2 Represents an aggregate of individually immaterial transactions

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

Our top five customers accounted for 71.4% and 68.3% of net revenues for the three months ended March 31, 2022 and March 31, 2021, respectively. Contracts with these customers typically run for three to five years. Of these customers, Verizon accounted for more than 10% of our revenues in 2022 and 2021. The loss of Verizon as a customer would have a material negative impact on our company. However, we believe that the costs incurred and subscriber disruption by Verizon to replace Synchronoss’ solutions would be substantial.

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

Discussion of the Condensed Consolidated Statements of Operations

Three months ended March 31, 2022 compared to the three months ended March 31, 2021

The following table presents an overview of our results of operations for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,		$ Change
	2022	2021	2022 vs 2021
Net revenues	$65,866	$65,499	$367
Cost of revenues[1]	24,839	28,637	(3,798)
Research and development	15,791	17,397	(1,606)
Selling, general and administrative	17,897	17,928	(31)
Restructuring charges	685	713	(28)
Depreciation and amortization	8,034	9,867	(1,833)
Total costs and expenses	67,246	74,542	(7,296)
Loss from operations	$(1,380)	$(9,043)	$7,663
________________________________
1    Cost of revenues excludes depreciation and amortization which are shown separately.

Net revenues increased $0.4 million to $65.9 million for the three months ended March 31, 2022, compared to the same period in 2021. The increase in revenue was the result of continued strong subscriber growth in the Company’s Cloud business and the launch of an RCS platform. Revenue growth was partially offset by revenue received from a non-recurring advanced messaging contract in the previous year and the sunsetting of legacy products.

Cost of revenues decreased $3.8 million to $24.8 million for the three months ended March 31, 2022, compared to the same period in 2021. The 2022 decrease was primarily attributable to continued efforts to streamline our business operations and reduce costs as well as the continued realization of a more profitable revenue mix.

Research and development expense decreased $1.6 million to $15.8 million for the three months ended March 31, 2022, compared to the same period in 2021. The research and development costs decreased year over year mainly as a result of executed cost savings initiatives to streamline our workforce, reduce vendor spend and overhead costs.

Selling, general and administrative expense decreased slightly to $17.9 million for the three months ended March 31, 2022, compared to the same period in 2021. We executed significant strategic cost reductions since 2019 reducing our selling, general and administrative costs $11.3 million or 39% by optimizing our workforce, reducing vendor spend and lowering facility costs. These strategic cost savings have favorably impacted our current and prior period selling, general and administrative costs.

Restructuring charges were $0.7 million and $0.7 million for the three months ended March 31, 2022 and 2021, respectively, which primarily related to employment termination costs as a result of the work-force reductions initiated to reduce operating costs and align our resources with our key strategic priorities.

Depreciation and amortization expense decreased $1.8 million to $8.0 million for the three months ended March 31, 2022, compared to the same period in 2021. The 2022 decrease was primarily attributable to the expiration of amortizable acquired assets in combination with reduced capital expenditures mainly as a result of efforts to streamline business operations, partially offset by the increased amortization of capitalized software.

Income tax. The Company recognized an income tax expense of approximately $0.1 million and $0.2 million during the three months ended March 31, 2022 and 2021, respectively. The effective tax rate was approximately (4.4)% for the three months ended March 31, 2022, which was lower than the U.S. federal statutory rate primarily due to pre-tax losses in jurisdictions where full valuation allowances have been recorded and certain foreign jurisdictions projecting current income tax expense. This decrease was partially offset by a discrete income tax benefit recorded in the period associated with the release of certain reserves for uncertain tax benefits. The Company’s effective tax rate was approximately 1.3% for the three months ended March 31, 2021, which was lower than the U.S. federal statutory rate primarily due to pre-tax losses in jurisdictions where full valuation allowances have been recorded and in zero rate jurisdictions.

Liquidity and Capital Resources

As of March 31, 2022, our principal sources of liquidity were cash provided by operations and the remaining proceeds from the financing transactions. Our cash and cash equivalents balance was $21.7 million at March 31, 2022. We anticipate that our principal uses of cash and cash equivalents will be to fund our business, including technology expansion and working capital.

At March 31, 2022, our non-U.S. subsidiaries held approximately $6.7 million of cash and cash equivalents that are available for use by our operations around the world. At this time, we believe the funds held by all non-U.S. subsidiaries will be permanently reinvested outside of the U.S. However, if these funds were repatriated to the U.S. or used for U.S. operations, certain amounts could be subject to U.S. tax for the incremental amount in excess of the foreign tax paid. Due to the timing and circumstances of repatriation of these earnings, if any, it is not practical to determine the unrecognized deferred tax liability related to the amount.

We believe that our cash, cash equivalents, financing sources, and our ability to manage working capital and expected positive cash flows generated from operations in combination with continued expense reductions will be sufficient to fund our operations for the next twelve months from the filing date of this Form 10-Q based on our current business plans. However, given the impact of the COVID-19 pandemic on the economy and our operations as well as geopolitical developments, we will continue to assess our liquidity needs. Given the economic uncertainty as a result of the pandemic, we have taken actions to improve our current liquidity position, including, reducing working capital, reducing operating costs and substantially reducing discretionary spending. Even with these actions however, an extended period of economic disruption could materially affect our business, results of operations, ability to meet debt covenants, access to sources of liquidity and financial condition. Our liquidity plans are subject to a number of risks and uncertainties, including those described in the "Forward-Looking Statements" section of this MD&A and Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, some of which are outside of our control.

For further details, see Note 7. Debt and Note 9. Capital Structure of the Notes to Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q.

Discussion of Cash Flows

A summary of net cash flows follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Net cash provided by (used in):
Operating activities	$(2,693)	$2,261
Investing activities	(5,399)	(5,763)
Financing activities	$(1,781)	$—

Our primary source of cash is receipts from revenue. The primary uses of cash are personnel and related costs, telecommunications and facility costs related primarily to our cost of revenue and general operating expenses including professional service fees, consulting fees, building and equipment maintenance and marketing expense.

Cash used in operating activities for the three months ended March 31, 2022 was $2.7 million as compared to $2.3 million of cash provided by operating activities for the same period in 2021. In the current period, the Company generated more cash from earnings compared to the prior year however, the increased cash earnings were offset by earlier vendor and bonus payments that were paid in subsequent periods in the prior year as well as interest from the senior notes.

Cash used in investing activities for the three months ended March 31, 2022 was $5.4 million as compared to $5.8 million in cash used in investing activities during the same period in 2021. The cash used for investing activities in the current year and prior year was primarily related to increased investment in product development for our Cloud offering and capitalization of associated labor costs, in addition to annual vendor payments made in the first quarter.

Cash used in financing activities for the three months ended March 31, 2022 was $1.8 million of cash used to pay the dividend on the Series B Preferred Stock. There was no financing activity in the comparable prior period.

Effect of Inflation

Inflationary increases in certain input costs, such as occupancy, labor and benefits, and general administrative costs, have not significantly impacted our results of operations during the three months ended March 31, 2022 and 2021. We cannot assure you, however, that we will not be affected by general inflation in the future.

Contractual Obligations
Our contractual obligations consist of contingent consideration, office equipment and colocation services and contractual commitments under third-party hosting, software licenses and maintenance agreements. The following table summarizes our long-term contractual obligations as of March 31, 2022 (in thousands):

	Payments Due by Period
	Total	2022	2023-2025	2026-2027	Thereafter
Finance lease obligations	$897	$278	$600	$19	$—
Interest	53,168	8,861	35,446	8,861	—
Operating lease obligations	51,153	7,809	24,886	14,181	4,277
Purchase obligations[1]	55,809	16,473	39,336	—	—
Senior Note Payable	141,077	—	—	141,077	—
Total	$302,104	$33,421	$100,268	$164,138	$4,277
_______________________________
1    Amount represents obligations associated with colocation agreements and other customer delivery related purchase obligations.

Uncertain Tax Positions

Unrecognized tax positions of $4.1 million at March 31, 2022 are excluded from the table above as we are not able to reasonably estimate when we would make any cash payments required to settle these liabilities, but we do not believe that the ultimate settlement of our obligations will materially affect our liquidity. We anticipate that the balance of unrecognized tax benefits will decrease by approximately $0.6 million over the next twelve months.

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

During the three months ended March 31, 2022, there were no significant changes in our critical accounting policies and estimates discussed in our Form 10-K for the year ended December 31, 2021. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021 for a more complete discussion of our critical accounting policies and estimates.

Recently Issued Accounting Standards

For a discussion of recently issued accounting standards see Note 2. Basis of Presentation and Consolidation included in Part I, Item 1. “Notes to Condensed Consolidated Financial Statements (unaudited)” of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2022 and December 31, 2021 that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

The primary objective of our investment activities is to preserve our capital for the purpose of funding operations, while at the same time maximizing the income, we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and short- and long-term investments in a variety of securities, which could include commercial paper, money market funds and corporate and government debt securities. Our cash, cash equivalents and marketable securities at March 31, 2022 and December 31, 2021 were invested in liquid money market accounts, certificates of deposit and government securities. All market-risk sensitive instruments were entered into for non-trading purposes.

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

Interest Rate Risk

We are exposed to the risk of interest rate fluctuations on the interest income earned on our cash and cash equivalents. A hypothetical 100 basis point movement in interest rates applicable to our cash and cash equivalents outstanding at March 31, 2022 would increase interest income by approximately $0.2 million on an annual basis.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934), as of the end of the period covered by this quarterly report, that ensure that information relating to the registrant which is required to be disclosed in this report is recorded, processed, summarized and reported within required time periods using the criteria for effective internal control established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the registrant’s disclosure controls and procedures were effective as of March 31, 2022.

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

ITEM 1A. RISK FACTORS

Other than set forth below, there have been no material changes to our risk factors as previously disclosed in Part I, Item 1A. included in our Annual Report on Form 10-K for the year ended December 31, 2021.

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
•Foreign currency exchange rates;
•Political or social unrest or instability, including effects of the recent conflict between Russia and Ukraine, and the possibility of a wider European or global conflict, and global sanctions imposed in response thereto;
•Economic instability or weakness, including inflation, or natural disasters in a specific country or region, including the current economic or health challenges in China and global economic ramifications of Chinese economic difficulties;
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

Concerns over economic recession, the COVID-19 pandemic, interest rate increases and inflation, supply chain delays and disruptions, policy priorities of the U.S. presidential administration, trade wars, unemployment, or prolonged government shutdown may contribute to increased volatility and diminished expectations for the economy and markets. Additionally, concern over geopolitical issues may also contribute to prolonged market volatility and instability. For example, the conflict between Russia and Ukraine could lead to disruption, instability and volatility in global markets and industries. The U.S. government and other governments in jurisdictions have imposed severe economic sanctions and export controls against Russia and Russian interests, have removed Russia from the Society for Worldwide Interbank Financial Telecommunication system, and have threatened additional sanctions and controls. The impact of these measures, as well as potential responses to them by Russia, is unknown.

We must recruit and retain our key management and other key personnel and our failure to recruit and retain qualified employees could have a negative impact on our business.

We believe that our success depends in part on the continued contributions of our senior management and other key personnel to generate business and execute programs successfully. In addition, the relationships and reputation that these individuals have established and maintain with our customers and within the industries in which we operate contribute to our ability to maintain good relations with our customers and others within those industries. The loss of any members of senior management or other key personnel could materially impair our ability to identify and secure new contracts and otherwise effectively manage our business. In order to attract and retain executives and other key employees in a competitive marketplace, we must provide a competitive compensation package, including cash- and equity-based compensation. If we do not obtain the stockholder approval needed to continue granting equity compensation in a competitive manner, our ability to attract, retain, and motivate executives and key employees could be weakened. Further, in the technology industry, there is substantial and continuous competition for highly skilled business, product development, technical and other personnel. We may be unable to attract or retain qualified personnel because their salaries and other compensation may increase to levels that we are unwilling or unable to provide. Competition for qualified personnel at times can be intense and as a result we may not be successful in attracting and retaining the personnel we require, which could have a material adverse effect on our ability to meet our commitments and new product delivery objectives. If we are unable to maintain or expand our direct sales capabilities, we may not be able to generate anticipated revenues. In addition, if we are unable to maintain or expand our product development capabilities, we may not be able to meet our product development goals. Further, we rely on the expertise and experience of our senior management team. Although we have employment agreements with our executive officers, none of them or any of our other management personnel is obligated to remain employed by us. The loss of services of any key management personnel could lower productive output, interrupt our strategic vision and make it more difficult to pursue our business goals successfully.

Economic, political and market conditions can adversely affect our results of operations, financial condition and business.

Our business is influenced by a range of factors that are beyond our control and that we have no comparative advantage in forecasting. These include but are not limited to general economic and business conditions, the overall demand for cloud-based products and services, general political developments and currency exchange rate fluctuations. Economic uncertainty, including interest rate increases and inflation, may exacerbate negative trends in consumer spending and may negatively impact the businesses of certain of our customers, which may cause a reduction in their use of our platforms or increase the likelihood of defaulting on their payment obligations, and therefore cause a reduction in our revenues. These conditions and uncertainty about future economic conditions may make it challenging for us to forecast our operating results, make business decisions and identify the risks that may affect our business, financial conditions and results of operations and may result in a more competitive environment, resulting in possible pricing pressures. Our business could be affected by acts of war or other military actions, terrorism, natural disasters and the widespread outbreak of infectious diseases. Current world tensions could escalate, and this could have unpredictable consequences on the world economy and on our business.

The COVID-19 pandemic has created significant uncertainty in the global economy. The COVID-19 pandemic and health measures taken by governments and private industry in response to the pandemic, including stay-at-home orders, restrictions on business operations, and travel restrictions, have had significant negative effects on the economy, including disruptions impacting various supply chains. Continued uncertainty about the pandemic, associated economic consequences, and potential relief measures may have a long-term adverse effect on the economy, our sellers, customers, suppliers, and our business. For example, we are currently subletting some of our office space. An economic downturn or our work from home practices may cause us to need less office space than we are contractually committed to leasing and prevent us from finding subtenants for such unused office space, causing us to pay for unused office space. Rising tensions in the geopolitical climate, including effects of the recent conflict between Russia and Ukraine, and the possibility of a wider European or global conflict, and global sanctions imposed in response thereto, have created significant uncertainty in the global economy. These or any further political or governmental developments or health concerns in countries could result in social, economic and labor instability. If, as a result of such events, we experience a reduction in demand for our products, platforms or services, or the supply of products or components to our customers, our business, results of operations and financial condition may be materially and adversely affected.

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

Our stock price, like that of other technology companies, continues to fluctuate greatly. Our stock price, and demand for our stock, can be affected by many factors, such as unanticipated changes in management, quarterly increases or decreases in our earnings, speculation in the investment community about our financial condition or results of operations and changes in revenue or earnings estimates, announcement of new services, technological developments, alliances, or acquisitions by us. Additionally, the price of our common stock may continue to fluctuate greatly in the future due to factors that are non-company specific, such as the decline in the United States and/or international economies, acts of terror against the United States or other jurisdictions where we conduct business, war or other military conflict or due to a variety of company specific factors, including quarter to quarter variations in our operating results, shortfalls in revenue, gross margin or earnings from levels projected by securities analysts and the other factors discussed in these risk factors. Concerns over economic recession, the COVID-19 pandemic, interest rate increases and inflation, supply chain delays and disruptions, policy priorities of the U.S. presidential administration, trade wars, unemployment, or prolonged government shutdown may contribute to increased volatility and diminished expectations for the economy and markets. Additionally, concern over geopolitical issues may also contribute to prolonged market volatility and instability. The U.S. government and other governments in jurisdictions have imposed severe economic sanctions and export controls against Russia and Russian interests, have removed Russia from the SWIFT system, and have threatened additional sanctions and controls. The impact of these measures, as well as potential responses to them by Russia, is unknown. In addition, if the market for technology stocks or the stock market in general experiences uneven investor confidence, the market price of our common stock could decline for reasons unrelated to our business, operating results or financial condition. Fluctuation in market price and demand for our common stock may limit or prevent investors from readily selling their shares of common stock and may otherwise negatively affect the liquidity of our common stock. Causes of volatility in the market price of our stock could subject us to securities class action litigation. We were previously, and may in the future be, the subject of lawsuits that could require us to incur substantial costs defending against those lawsuits and divert the time and attention of our management.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Restated Certificate of Incorporation of the Registrant.	S-1	333-132080	3.2	May 9, 2006
3.2	Amended and Restated Bylaws of the Registrant.	S-1	333-132080	3.4	May 9, 2006
3.3	Amendment No. 1 to Amended and Restated Bylaws of the Registrant.	8-K	000-52049	3.2	February 20, 2018
3.4	Amendment No. 2 to the Amended and Restated Bylaws of the Registrant.	8-K	000-52049	3.3	June 30, 2021
31.1	Certification of Principal Executive Officer pursuant to Rule 13a‑14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes‑Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a‑14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes‑Oxley Act of 2002.					X
32.1	Certification of Principal Executive Officer pursuant to Rule 13a‑14(b) of the Exchange Act and section 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes‑Oxley Act of 2002.					X
32.2	Certification of Principal Financial Officer pursuant to Rule 13a‑14(b) of the Exchange Act and section 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes‑Oxley Act of 2002.					X
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Labels Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Synchronoss Technologies, Inc.

/s/ Jeff Miller
Jeff Miller
Chief Executive Officer
(Principal Executive Officer)

/s/ Taylor Greenwald
Taylor Greenwald
Chief Financial Officer

May 10, 2022