Form 10-Q
period 2022-06-30
SYNCHRONOSS TECHNOLOGIES INC
filed 2022-08-09
CIK 1131554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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
As of August 8, 2022, there were 91,181,635 shares of common stock issued and outstanding.

SYNCHRONOSS TECHNOLOGIES, INC.
FORM 10-Q INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

SYNCHRONOSS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (In thousands)

	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$25,512	$31,504
Accounts receivable, net	43,306	47,586
Prepaid & other current assets	47,763	42,901
Total current assets	116,581	121,991
Non-current assets:
Property and equipment, net	4,911	6,979
Operating lease right-of-use assets	22,791	26,399
Goodwill	209,806	224,577
Intangible assets, net	52,348	60,335
Loan receivable	4,834	4,834
Other assets, non-current	5,597	5,619
Total non-current assets	300,287	328,743
Total assets	$416,868	$450,734
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,659	$11,097
Accrued expenses	58,373	61,916
Deferred revenues, current	18,739	22,368
Total current liabilities	82,771	95,381

Long-term debt, net of debt issuance costs	133,826	133,104
Deferred tax liabilities	579	560
Deferred revenues, non-current	494	548
Leases, non-current	32,442	36,095
Other non-current liabilities	7,545	9,218
Total liabilities	257,657	274,906
Commitments and contingencies:
Series B Non-Convertible Perpetual Preferred Stock, $0.0001 par value; 150 shares authorized, 71 and 75 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	68,348	72,505
Redeemable noncontrolling interest	12,500	12,500
Stockholders’ equity:
Common stock, $0.0001 par value; 150,000 shares authorized, 89,045 and 88,305 issued and outstanding at June 30, 2022 and December 31, 2021, respectively	9	9
Additional paid-in capital	490,594	492,512
Accumulated other comprehensive loss	(48,221)	(32,985)
Accumulated deficit	(364,019)	(368,713)
Total stockholders’ equity	78,363	90,823
Total liabilities and stockholders’ equity	$416,868	$450,734

See accompanying notes to condensed consolidated financial statements.

SYNCHRONOSS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net revenues	$65,236	$71,532	$131,102	$137,031
Costs and expenses:
Cost of revenues[1]	22,316	27,142	47,155	55,779
Research and development	13,460	17,197	29,251	34,594
Selling, general and administrative	15,288	21,909	33,185	39,837
Restructuring charges	1,019	877	1,704	1,590
Depreciation and amortization	8,259	8,485	16,293	18,352
Total costs and expenses	60,342	75,610	127,588	150,152
Income (loss) from operations	4,894	(4,078)	3,514	(13,121)
Interest income	118	25	210	30
Interest expense	(3,343)	(144)	(6,668)	(239)
Gain on divestiture	2,622	—	2,622	—
Other income (expense), net	4,065	1,576	5,769	(1,820)
Income (loss) from operations, before taxes	8,356	(2,621)	5,447	(15,150)
(Provision) benefit for income taxes	(435)	201	(563)	364
Net income (loss)	7,921	(2,420)	4,884	(14,786)
Net (loss) income attributable to redeemable noncontrolling interests	(75)	(50)	(190)	286
Preferred stock dividend	(2,519)	(21,476)	(4,957)	(32,006)
Net income (loss) attributable to Synchronoss	$5,327	$(23,946)	$(263)	$(46,506)

Earnings (loss) per share:
Basic	$0.06	$(0.54)	$—	$(1.07)
Diluted	$0.06	$(0.54)	$—	$(1.07)
Weighted-average common shares outstanding:
Basic	87,124	44,131	86,031	43,438
Diluted	89,249	44,131	86,031	43,438
________________________________
1    Cost of revenues excludes depreciation and amortization which are shown separately.

See accompanying notes to condensed consolidated financial statements.

SYNCHRONOSS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited) (In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss)	$7,921	$(2,420)	$4,884	$(14,786)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(12,157)	120	(15,316)	(1,768)
Net income (loss) on inter-company foreign currency transactions	62	(213)	80	539
Total other comprehensive loss	(12,095)	(93)	(15,236)	(1,229)
Comprehensive loss	(4,174)	(2,513)	(10,352)	(16,015)
Comprehensive (loss) income attributable to redeemable noncontrolling interests	(75)	(50)	(190)	286
Comprehensive loss attributable to Synchronoss	$(4,249)	$(2,563)	$(10,542)	$(15,729)

See accompanying notes to condensed consolidated financial statements.

SYNCHRONOSS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited) (In thousands)

	Three Months Ended June 30, 2022
	Common Stock		Treasury Stock		Additional	Accumulated Other		Total
	Shares	Amount	Shares	Amount	Paid-In Capital	Comprehensive Income (Loss)	Accumulated deficit	Stockholders' Equity
Balance at March 31, 2022	88,244	$9	—	$—	$491,966	$(36,126)	$(371,865)	$83,984
Stock based compensation	—	—	—	—	1,152	—	—	1,152
Issuance of restricted stock	868	—	—	—	—	—	—	—
Preferred stock dividend	—	—	—	—	(2,376)	—	—	(2,376)
Amortization of preferred stock issuance costs	—	—	—	—	(143)	—	—	(143)
Shares withheld for taxes in connection with issuance of restricted stock	(67)	—	—	—	(80)	—	—	(80)
Net income (loss) attributable to Synchronoss	—	—	—	—	—	—	7,921	7,921
Non-controlling interest	—	—	—	—	75	—	(75)	—
Total other comprehensive income (loss)	—	—	—	—	—	(12,095)	—	(12,095)
Balance at June 30, 2022	89,045	$9	—	$—	$490,594	$(48,221)	$(364,019)	$78,363

	Three Months Ended June 30, 2021
	Common Stock		Treasury Stock		Additional	Accumulated Other		Total
	Shares	Amount	Shares	Amount	Paid-In Capital	Comprehensive Income (Loss)	Accumulated deficit	Stockholders' Equity
Balance at March 31, 2021	51,331	$5	(7,162)	$(82,087)	$491,295	$(29,349)	$(357,801)	$22,063
Stock based compensation	—	—	—	—	2,221	—	—	2,221
Issuance of restricted stock	1,644	—	—	—	1	—	—	1
Preferred stock dividends accrued	—	—	—	—	(9,808)	—	—	(9,808)
Amortization of preferred stock issuance costs	—	—	—	—	(11,668)	—	—	(11,668)
Issuance of common stock related to acquisition	42,308	4	—	—	109,996	—	—	110,000
Common Stock - Issuance Costs	—	—	—	—	(8,340)	—	—	(8,340)
Retirement of treasury stock	(7,162)	—	7,162	82,087	(82,087)	—	—	—
Net income attributable to Synchronoss	—	—	—	—	—	—	(2,420)	(2,420)
Non-controlling interest	—	—	—	—	50	—	(50)	—
Total other comprehensive income (loss)	—	—	—	—	—	(93)	—	(93)
Balance at June 30, 2021	88,121	$9	—	$—	$491,660	$(29,442)	$(360,271)	$101,956

See accompanying notes to condensed consolidated financial statements.

	Six Months Ended June 30, 2022
	Common Stock		Treasury Stock		Additional	Accumulated Other		Total
	Shares	Amount	Shares	Amount	Paid-In Capital	Comprehensive Income (Loss)	Accumulated deficit	Stockholders' Equity
Balance at December 31, 2021	88,305	$9	—	$—	$492,512	$(32,985)	$(368,713)	$90,823
Stock based compensation	—	—	—	—	2,929	—	—	2,929
Issuance of restricted stock	807	—	—	—	—	—	—	—
Preferred stock dividend	—	—	—	—	(4,814)	—	—	(4,814)
Amortization of preferred stock issuance costs	—	—	—	—	(143)	—	—	(143)
Shares withheld for taxes in connection with issuance of restricted stock	(67)	—	—	—	(80)	—	—	(80)
Net income (loss) attributable to Synchronoss	—	—	—	—	—	—	4,884	4,884
Non-controlling interest	—	—	—	—	190	—	(190)	—
Total other comprehensive income (loss)	—	—	—	—	—	(15,236)	—	(15,236)
Balance at June 30, 2022	89,045	$9	—	$—	$490,594	$(48,221)	$(364,019)	$78,363

	Six Months Ended June 30, 2021
	Common Stock		Treasury Stock		Additional	Accumulated Other		Total
	Shares	Amount	Shares	Amount	Paid-In Capital	Comprehensive Income (Loss)	Accumulated deficit	Stockholders' Equity
Balance at December 31, 2020	51,177	$5	(7,162)	$(82,087)	$499,348	$(28,213)	$(345,771)	$43,282
Stock based compensation	—	—	—	—	5,034	—	—	5,034
Issuance of restricted stock	1,798	—	—	—	1	—	—	1
Preferred stock dividends accrued	—	—	—	—	(19,215)	—	—	(19,215)
Amortization of preferred stock issuance costs	—	—	—	—	(12,791)	—	—	(12,791)
Issuance of common stock related to acquisition	42,308	4	—	—	109,996	—	—	110,000
Common Stock - Issuance Costs	—	—	—	—	(8,340)	—	—	(8,340)
Retirement of treasury stock	(7,162)	—	7,162	82,087	(82,087)	—	—	—
Net income attributable to Synchronoss	—	—	—	—	—	—	(14,786)	(14,786)
Non-controlling interest	—	—	—	—	(286)	—	286	—
Total other comprehensive income (loss)	—	—	—	—	—	(1,229)	—	(1,229)
Balance at June 30, 2021	88,121	$9	—	$—	$491,660	$(29,442)	$(360,271)	$101,956

See accompanying notes to condensed consolidated financial statements.

SYNCHRONOSS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Six Months Ended June 30,
	2022	2021
Operating activities:
Net income (loss) from continuing operations	$4,884	$(14,786)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	16,293	18,352
Amortization of debt issuance costs	678	—
(Gain) loss on disposals of fixed assets	1	(18)
Gain on sale of DXP & Activations Solutions	(2,622)	—
(Gain) loss on disposals of intangible assets	—	(550)
Amortization of bond discount (premium)	44	—
Deferred income taxes	(28)	(1,471)
Stock-based compensation	2,891	5,066
Operating lease impairment, net	175	1,205
Changes in operating assets and liabilities:
Accounts receivable, net	3,661	4,743
Prepaid expenses and other current assets	(314)	(648)
Accounts payable	(5,237)	686
Accrued expenses	(2,650)	(4,151)
Deferred revenues	(3,015)	(5,539)
Other liabilities	(8,033)	5,278
Net cash provided by operating activities	6,728	8,167
Investing activities:
Purchases of fixed assets	(573)	(1,250)
Additions to capitalized software	(10,695)	(10,959)
Proceeds from the sale of intangibles	—	550
Proceeds from the sale of DXP & Activations Solutions	7,500	—
Net cash used in investing activities	(3,768)	(11,659)
Financing activities:
Share-based compensation-related proceeds, net of taxes paid on withholding shares	—	(1)
Taxes on withholding shares	80	(1)
Debt issuance costs related to long term debt	—	(7,811)
Proceeds from issuance of long term debt	—	125,000
Repayment of revolving line of credit	—	(10,000)
Proceeds from issuance of common stock	—	110,000
Common stock issuance costs	—	(8,340)
Proceeds from issuance of Series B preferred stock	—	75,000
Series B preferred stock issuance costs	—	(2,495)
Series B preferred dividend paid in the form of cash	(1,859)	—
Redemption of Series B Preferred stock	(6,738)	—
Redemption of Series A Preferred stock	—	(278,665)
Net cash (used in) provided by financing activities	(8,517)	2,687
Effect of exchange rate changes on cash	(435)	(296)
Net decrease in cash and cash equivalents	(5,992)	(1,101)
Cash and cash equivalents, beginning of period	31,504	33,671
Cash and cash equivalents, end of period	$25,512	$32,570
Supplemental disclosures of non-cash investing and financing activities:
Paid in kind dividends on Series A Preferred Stock	$—	$31,277
Paid in kind dividends on Series B Preferred Stock	$2,581	$—
 See accompanying notes to condensed consolidated financial statements.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

1. Description of Business

General

Synchronoss Technologies, Inc. (“Synchronoss” or the “Company”) is a leading provider of white label cloud, messaging, and digital solutions that enable our customers to keep subscribers, systems, networks and content in sync.
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

The Synchronoss Digital Portfolio includes the Total Network Management application which provides operators with the tools and software to design their physical network, streamline their infrastructure purchases, and manage and optimize comprehensive network expense for leading top tier carriers around the globe.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

2. Basis of Presentation and Consolidation

Basis of Presentation and Consolidation

The accompanying interim unaudited condensed consolidated financial statements have been prepared by Synchronoss and in the opinion of management, include all adjustments necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods. They do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022.

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

Risks and Uncertainties

There continue to be uncertainties regarding the current coronavirus ("COVID-19") pandemic, and the Company is closely monitoring the impact of the pandemic on all aspects of its business, including how it will impact its customers, employees, suppliers, vendors, business partners and distribution channels. While the pandemic did not materially affect the Company’s financial results and business operations for the three and six months ended June 30, 2022, the Company is unable to predict the impact that COVID-19 will have on its financial position and operating results due to numerous uncertainties. The Company will continue to assess the evolving impact of the COVID-19 pandemic and will make adjustments to its operations as necessary.

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

Date of adoption: January 1, 2022.

Digital Experience Platform and Activation Solutions Sale

On March 7, 2022, Synchronoss Technologies, Inc. and iQmetrix Global Ltd. (“iQmetrix ”), entered into an Asset Purchase Agreement, pursuant to which Synchronoss has agreed to sell its Digital Experience Platform and activation solutions (the “DXP Business”) to iQmetrix for up to a total purchase price of $14 million. The purchase price is payable as follows: (i) $7.5 million on the closing date of the Transaction, (ii) $0.5 million deposited into an escrow account on the Closing Date, (iii) $1 million paid twelve (12) months from the Closing Date, and (iv) $5 million that may be payable as an earn-out.

This transaction closed on May 11, 2022. The Company received the $7.5 million cash payment on the transaction close date and recorded the $0.5 million and $1 million escrow payments into other current assets noting this consideration is not contingent on any further actions. The Company determined the fair value of the earn-out provision was $3.6 million of which $3.0 million was recorded as an other current asset and the remaining portion was recorded as non-current other asset.

The book value of the divested intangible assets associated with the DXP Business was $2.3 million. For the goodwill allocation, the fair value of the core reporting unit was estimated using a combination of the income approach, which incorporates the use of the discounted cash flow method, and the market approach, which incorporates the use of earnings and revenue multiples based on market data. Based on the fair value of the core reporting unit and the aggregate consideration received in the transaction, the Company determined the attributable fair value of goodwill to the DXP Business was $7.6 million. The transaction resulted in a $2.6 million gain in the second quarter of 2022.

Accounts Receivable Securitization Facility

On June 23, 2022 (the “Closing Date”), the Company and certain of its subsidiaries (together with the Company, the “Company Group”) entered into a $15 million accounts receivable securitization facility (the “A/R Facility”) with Norddeutsche Landesbank Girozentrale.

The A/R Facility transaction includes (i) Receivables Purchase Agreements (the “Receivables Purchase Agreements”) dated as of the Closing Date, among the Company, as initial servicer, SN Technologies, LLC, a wholly owned special purpose subsidiary of the Company (“SN Technologies”), as seller, Norddeutsche Landesbank Girozentrale, as administrative agent (the “Administrative Agent”), and the purchasers party thereto, the group agents party thereto and the originators party thereto; (ii) Purchase and Sale Agreements (the “Purchase and Sale Agreements”) dated as of the Closing Date, between the Company

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Group, as originators (the “Originators”), and SN Technologies, as purchaser; (iii) the Administration Agreement (the “Administration Agreement”) dated as of the Closing Date, between the Company, as servicer, and Finacity Corporation, as administrator; and (iv) the Performance Guaranty (the “Performance Guaranty”) dated as of the Closing Date made by the Company in favor of the Administrative Agent.

Pursuant to the Purchase and Sale Agreements, the Originators will sell existing and future accounts receivable [and related assets] (the “Receivables”) to SN Technologies in exchange for cash and/or subordinated notes. The Originators and SN Technologies intend the transactions contemplated by the Purchase and Sale Agreements to be true sales to SN Technologies by the respective Originators. Pursuant to the Receivables Purchase Agreement, SN Technologies will in turn grant an undivided security interest to the Administrative Agent in the Receivables in exchange for a credit facility permitting borrowings of up to $15 million outstanding from time to time. Yield is payable to the Administrative Agent under the Receivables Purchase Agreements at a variable rate based on the Norddeutsche Landesbank Girozentrale’s Hanover funding rate plus a 2.35% margin. The Company pays a commitment fee shall equal 0.85% per annum on the average daily unused outstanding capital. Pursuant to the Performance Guaranty, the Company guarantees the performance of the Originators of their obligations under the Purchase and Sale Agreements.

The Company has not agreed to guarantee any obligations of SN Technologies or the collection of any of the receivables and will not be responsible for any obligations to the extent the failure to perform such obligations by the Company or any Originators results from receivables being uncollectible on account of the insolvency, bankruptcy or lack of creditworthiness or other financial inability to pay of the related obligor.

Unless earlier terminated or subsequently extended pursuant to the terms of the Receivables Purchase Agreement, the A/R Facility will expire on June 23, 2025.

The foregoing description of the A/R Facility and the respective transactions contemplated thereby does not purport to be complete and is qualified in its entirety by reference to the full text of the Receivables Purchase Agreements, Purchase and Sale Agreements, Administration Agreement and Performance Guaranty, copies of which are filed as Exhibits 10.1, 10.2, 10.3 and 10.4, respectively, on Form 8-K filed with Securities and Exchange Commission on June 23, 2022.

The Company has not drawn on the A/R Facility as of June 30, 2022.

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

	Three Months Ended June 30, 2022				Three Months Ended June 30, 2021
	Cloud	Digital	Messaging	Total	Cloud	Digital	Messaging	Total
Geography:
Americas	$41,843	$8,985	$2,309	$53,137	$37,071	$10,603	$11,265	$58,939
APAC	7	907	6,345	7,259	—	915	6,249	7,164
EMEA	1,627	545	2,668	4,840	1,820	613	2,996	5,429
Total	$43,477	$10,437	$11,322	$65,236	$38,891	$12,131	$20,510	$71,532

Service Line:
Professional Services	$3,234	$1,380	$2,642	$7,256	$3,884	$2,118	$2,587	$8,589
Transaction Services	210	1,721	33	1,964	1,321	945	2	2,268
Subscription Services	40,033	6,438	8,037	54,508	33,686	8,546	17,921	60,153
License	—	898	610	1,508	—	522	—	522
Total	$43,477	$10,437	$11,322	$65,236	$38,891	$12,131	$20,510	$71,532

	Six Months Ended June 30, 2022				Six Months Ended June 30, 2021
	Cloud	Digital	Messaging	Total	Cloud	Digital	Messaging	Total
Geography:
Americas	$81,558	$19,440	$5,001	$105,999	$74,102	$21,843	$14,781	$110,726
APAC	63	1,666	13,161	14,890	—	2,043	12,949	14,992
EMEA	3,357	1,495	5,361	10,213	3,685	1,222	6,406	11,313
Total	$84,978	$22,601	$23,523	$131,102	$77,787	$25,108	$34,136	$137,031

Service Line:
Professional Services	$6,588	$3,016	$5,783	$15,387	$7,809	$4,229	$5,198	$17,236
Transaction Services	546	2,749	56	3,351	3,296	3,213	3	6,512
Subscription Services	77,844	14,648	16,552	109,044	66,682	16,979	28,535	112,196
License	—	2,188	1,132	3,320	—	687	400	1,087
Total	$84,978	$22,601	$23,523	$131,102	$77,787	$25,108	$34,136	$137,031

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

A contract asset is a right to consideration that is conditional upon factors other than the passage of time. For example, the Company would record a contract asset if it records revenue on a professional services engagement but are not entitled to bill until the Company achieves specified milestones. Contract assets balance at June 30, 2022 is $15.5 million.

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

The Company’s contract assets and liabilities are reported in a net position on a customer basis at the end of each reporting period.

Significant changes in the contract liabilities balance (current and non-current) during the period are as follows:

Contract Liabilities[1]
Balance - January 1, 2022	$22,916
Revenue recognized in the period	(130,691)
Amounts billed but not recognized as revenue	127,008
Balance - June 30, 2022	$19,233
________________________________
1    Comprised of Deferred Revenue

Transaction price allocated to the remaining performance obligations

Topic 606 requires that the Company disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of June 30, 2022. The Company has elected not to disclose transaction price allocated to remaining performance obligations for:

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

As of June 30, 2022, the aggregate amount of transaction price allocated to remaining performance obligations, other than those meeting the exclusion criteria above, was $156.9 million, of which approximately 91.5 percent is expected to be recognized as revenues within 2 years, and the remainder thereafter.

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

The following is a summary of assets, liabilities and redeemable noncontrolling interests and their related classifications under the fair value hierarchy:

	June 30, 2022
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents	$25,512	$25,512	$—	$—
Total assets	$25,512	$25,512	$—	$—
Temporary equity
Redeemable noncontrolling interests[1]	$12,500	$—	$—	$12,500
Total temporary equity	$12,500	$—	$—	$12,500

	December 31, 2021
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents	$31,504	$31,504	$—	$—
Total assets	$31,504	$31,504	$—	$—
Temporary Equity
Redeemable noncontrolling interests[1]	$12,500	$—	$—	$12,500
Total temporary equity	$12,500	$—	$—	$12,500
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

The changes in fair value of the Company’s Level 3 redeemable noncontrolling interests during the six months ended June 30, 2022 were as follows:

Redeemable noncontrolling interests
Balance at December 31, 2021	$12,500
Fair value adjustment	(190)
Net loss attributable to redeemable noncontrolling interests	190
Balance at June 30, 2022	$12,500

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

The Company reflects finance leases as a component of Leases, non-current on the Condensed Consolidated Balance Sheet. The finance leases were not material for the period ended June 30, 2022.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

The following table presents information about the Company's Right of Use (ROU) assets and lease liabilities at June 30, 2022:

ROU assets:
Non-current operating lease ROU assets	$22,791
Operating lease liabilities:
Current operating lease liabilities[1]	$6,099
Non-current operating lease liabilities	32,047
Total operating lease liabilities	$38,146
________________________________
1    Amounts are included in Accrued Expenses on the Condensed Consolidated Balance Sheet.

The following table presents information about lease expense and sublease income for the three and six months ended June 30, 2022:

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Operating lease cost[1]	$1,972	$4,014
Other lease costs and income:
Variable lease costs[1]	736	1,171
Operating lease impairments[1]	(268)	175
Sublease income[1]	(713)	(1,359)
Total net lease cost	$1,727	$4,001
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

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

The following table provides the undiscounted amount of future cash flows included in our lease liabilities at June 30, 2022 for each of the five years subsequent to December 31, 2021 and thereafter, as well as a reconciliation of such undiscounted cash flows to our lease liabilities at June 30, 2022:

Operating Leases
2022	$4,828
2023	8,035
2024	8,174
2025	8,021
2026	7,859
Thereafter	10,448
Total future lease payments	47,365
Less: amount representing interest	(9,219)
Present value of future lease payments (lease liability)	$38,146

The following table provides the weighted-average remaining lease term and weighted-average discount rates for our leases as of June 30, 2022:

Operating Leases:
Weighted-average remaining lease term (years), weighted based on lease liability balances	5.67
Weighted-average discount rate (percentages), weighted based on the remaining balance of lease payments	7.9%

The following table provides certain cash flow and supplemental noncash information related to our lease liabilities for the six months ended June 30, 2022:

Operating Leases:
Cash paid for amounts included in the measurement of lease liabilities	$5,039

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

During the second quarter of 2020, the Company entered into an agreement with STIN and AP Capital Holdings II, LLC (“APC”) to divest its remaining equity interest in STIN as well as settle its paid-in-kind purchase money note (“PIK note”) and certain amounts due as of December 31, 2019 in consideration for a $9.0 million secured promissory note (the “Note”), which includes contingent consideration of up to $16.0 million. The Note has an 8% interest rate and a 3-year stated term. As part of the arrangement, APC acquired a majority stake of STIN. Additionally, in the event of a sale of STIN by APC and STIN at a future date, the Company shall receive 5% of such sale proceeds, after reducing the sale proceeds by any outstanding amounts of the above Note, including any earned contingent consideration. The Company determined the fair value of the Note as of the transaction date to be approximately $4.8 million. The Company determined the fair value of the Note using a discounted cash

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

flow analysis, which discounts the expected future cash flows of the asset to determine its fair value. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement. No gain or loss was recognized as a result of the transaction. As of June 30, 2022, the Company reassessed the fair value of the Note and there were no material changes.

In accordance with the terms of the agreement, STIN has made the required payments to the Company as of June 30, 2022.

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

The carrying amounts of the Company’s borrowings were as follows:

Senior Notes	June 30, 2022	December 31, 2021
8.375% Senior Notes due 2026	$141,077	$141,077
Unamortized discount and debt issuance cost[1]	(7,251)	(7,973)
Carrying value of Senior Notes	$133,826	$133,104
________________________________
1 Debt issuance costs are deferred and amortized into interest expense using the effective interest method.

The total fair value of the outstanding Senior Notes was $107.4 million as of June 30, 2022. The Company is in compliance with its debt covenants as of June 30, 2022.

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

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Interest expense

The following table summarizes the Company’s interest expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
2021 Non-Convertible Senior Notes due 2026:
Amortization of debt issuance costs	$343	$—	$678	$—
Interest on borrowings	2,954	—	5,908	—
Amortization of debt discount	22	—	44	—
2019 Revolving Credit Facility:
Amortization of debt issuance costs	—	72	—	84
Interest on borrowings	—	63	—	126
Other	24	9	38	29
Total	$3,343	$144	$6,668	$239

8. Accumulated Other Comprehensive (Loss) / Income

The changes in accumulated other comprehensive (loss) income during the six months ended June 30, 2022 were as follows:

	Balance at December 31, 2021	Other comprehensive loss	Tax effect	Balance at June 30, 2022
Foreign currency	$(29,350)	$(15,316)	$—	$(44,666)
Unrealized income (loss) on intercompany foreign currency transactions	(3,635)	128	(48)	(3,555)
Unrealized holding losses on marketable debt securities	—	—	—	—
Total	$(32,985)	$(15,188)	$(48)	$(48,221)

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

Shelf Registration Statement

On August 19, 2020, the Company filed a universal shelf registration statement with the SEC for the issuance of common stock, preferred stock, debt securities, guarantees of debt securities, warrants and units up to an aggregate amount of $250.0 million (“the 2020 Shelf Registration Statement”). On August 28, 2020, the 2020 Shelf Registration Statement was declared effective by the SEC. As of June 30, 2022, except for the Common Stock offering and the issuance of Senior Notes, the Company has not raised additional capital using the 2020 Shelf Registration Statement.

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

Certificate of Designation of the Series B Preferred Stock

The rights, preferences, privileges, qualifications, restrictions and limitations of the shares of Series B Preferred Stock are set forth in the Series B Certificate. Under the Series B Certificate, the holders of the Series B Preferred Stock are entitled to receive, on each share of Series B Preferred Stock on a quarterly basis, an amount equal to the dividend rate, as described in the following sentence, divided by four and multiplied by the then-applicable Liquidation Preference per share of Series B Preferred Stock (collectively, the “Preferred Dividends”). The dividend rate is (1) 9.5% per annum for the period commencing on June 30, 2021 and ending on and including December 31, 2021, (2) 13% per annum for the year commencing on January 1, 2022 and ending on and including December 31, 2022; and (3) 14% per annum for the year commencing on January 1, 2023 and thereafter. The Preferred Dividends will be due in cash on January 1, April 1, July 1 and October 1 of each year (each, a “Series B Dividend Payment Date”). The Company may choose to pay the Series B Preferred Dividends in cash or in additional shares of Series B Preferred Stock. In the event the Company does not declare and pay a dividend in cash on any Series B Dividend Payment Date, the unpaid amount of the Preferred Dividend will be added to the Liquidation Preference. As of June 30, 2022, the Liquidation Value and Redemption Value of the Series B Preferred Shares was $73.0 million.

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

A summary of the Company’s Series B Perpetual Non-Convertible Preferred Stock balance at June 30, 2022 and changes during the six months ended June 30, 2022, are presented below:

	Series B Preferred Stock
	Shares	Amount
Balance at December 31, 2021	75	$72,505
Issuance of Series B preferred stock	—	—
Issuance costs related to preferred stock	—	—
Amortization of preferred stock issuance costs	—	143
Issuance of preferred PIK dividend	3	2,438
Redemption of Series B preferred shares	(7)	(6,738)
Balance at June 30, 2022	71	$68,348

On April 1, 2022 the Company paid in-kind the accrued Series B Perpetual Non-Convertible Preferred Stock dividend of $2.4 million. On April 18, 2022, the Company made a $2.5 million principal and interest payment to redeem 2,438 shares of Series B Preferred Stock. On May 10, 2022, the Company made an additional $4.4 million principal and interest payment to redeem 4,300 shares of Series B Preferred Stock.

On July 1, 2022 the Company paid the accrued Series B Perpetual Non-Convertible Preferred Stock dividend of $2.3 million in form of cash.

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

Redemption of Series A Preferred Stock

The net proceeds from the common stock public offering, Senior Note offering and the Series B transaction was used in part to fully redeem all outstanding shares of the Company’s Series A Preferred Stock on June 30, 2021 (the “Redemption”). The Company redeemed in full all of the 268,917 outstanding shares of the Series A Preferred Stock for an aggregate Redemption Price of $278.7 million and all rights under the Investor Rights Agreement relating to the Series A Preferred Stock were terminated effective with the Redemption. No Series A Preferred Stock remain outstanding or authorized as of June 30, 2022.

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

Stock Plans

At the annual meeting of stockholders the Company held on June 16, 2022, the stockholders of the Company approved and adopted the Certificate of Amendment of the Company’s restated certificate of incorporation to increase the total number of shares of authorized common stock from 100 million shares to 150 million shares.

As of June 30, 2022, there were 12.7 million shares available for the grant or award under the Company’s 2015 Equity Incentive Plan and 0.5 million shares available for the grant or award under the Company’s 2017 New Hire Equity Incentive Plan.

The Company’s performance cash awards granted to executives under the Long Term Incentive (“LTI”) Plans have been accounted for as liability awards, due to the Company’s intent and the ability to settle such awards in cash upon vesting and the Company has reflected such awards in accrued expenses. As of June 30, 2022, the liability for such awards is approximately $0.5 million.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Stock-Based Compensation

The following table summarizes stock-based compensation expense related to all of the Company’s stock awards included by operating expense categories, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of revenues	$139	$379	$360	$857
Research and development	316	696	872	1,551
Selling, general and administrative	509	1,270	1,659	2,658
Total stock-based compensation expense	$964	$2,345	$2,891	$5,066

The following table summarizes stock-based compensation expense related to all of the Company’s stock awards included by award type, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Stock options	$446	$893	$1,240	$1,848
Restricted stock awards	509	1,329	1,387	3,039
Performance Based Cash Units	9	123	264	179
Total stock-based compensation before taxes	$964	$2,345	$2,891	$5,066
Tax benefit	$190	$440	$567	$937

The total stock-based compensation cost related to unvested equity awards as of June 30, 2022 was approximately $8.1 million. The expense is expected to be recognized over a weighted-average period of approximately 2.0 years.

The total stock-based compensation cost related to unvested performance based cash units as of June 30, 2022 was approximately $0.5 million. The expense is expected to be recognized over a weighted-average period of approximately 1.1 years.

Stock Options

The Company uses the Black-Scholes option pricing model for determining the estimated fair value for stock options. The weighted-average assumptions used in the Black-Scholes option pricing model are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Expected stock price volatility	74.1%	83.1%	74.1%	83.1%
Risk-free interest rate	3.2%	0.6%	3.2%	0.6%
Expected life of options (in years)	4.13	4.25	4.13	4.24
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Weighted-average fair value (PSV) of the options	$0.73	$1.81	$0.73	$1.89

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

The following table summarizes information about stock options outstanding as of June 30, 2022:

Options	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2021	4,715	$6.53
Options Granted	1,198	1.26
Options Exercised	—	—
Options Cancelled	(532)	12.57
Outstanding at June 30, 2022	5,381	$4.76	5.25	$—
Vested and exercisable at June 30, 2022	2,036	$8.12	3.94	$—

The total intrinsic value of stock options exercisable was nil at June 30, 2022 and 2021, respectively. The total intrinsic value of stock options exercised was nil and $0.6 thousand during the six months ended June 30, 2022 and 2021, respectively.

Awards of Restricted Stock and Performance Stock

A summary of the Company’s unvested restricted stock at June 30, 2022, and changes during the six months ended June 30, 2022, is presented below:

Unvested Restricted Stock	Number of Awards	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2021	2,574	$3.57
Granted	979	1.41
Vested	(718)	4.30
Forfeited	(173)	3.41
Unvested at June 30, 2022	2,662	$2.56

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

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

A summary of the Company’s unvested performance-based cash units at June 30, 2022 and changes during the six months ended June 30, 2022, is presented below:

Unvested Cash Units	Number of Units	Period End Fair Value
Unvested at December 31, 2021	1,996	$2.44
Granted	—	—
Granted adjustment[1]	(73)	—
Vested	—	—
Forfeited	(91)	—
Unvested at June 30, 2022	1,832	$1.15
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

10. Income Taxes

The Company recognized an income tax expense of approximately $0.6 million and an income tax benefit of approximately $0.4 million during the six months ended June 30, 2022 and 2021, respectively. The effective tax rate was approximately 10.3% for the six months ended June 30, 2022, which was lower than the U.S. federal statutory rate primarily due to pre-tax losses in jurisdictions where full valuation allowances have been recorded. Additionally, the Company recognized a discrete income tax benefit in the period associated with the release of certain reserves for uncertain tax benefits. The Company’s effective tax rate was approximately 2.4% for the six months ended June 30, 2021, which was lower than the U.S. federal statutory rate primarily due to pre-tax losses in jurisdictions where full valuation allowances have been recorded, pre-tax losses in jurisdictions which have a zero tax rate, and certain foreign jurisdictions projecting current income tax expense. The Company also recognized a discrete tax benefit associated with the release of certain reserves for uncertain tax benefits during the period. The Company continues to consider all available evidence, including historical profitability and projections of future taxable income together with new evidence, both positive and negative, that could affect the view of the future realization of deferred tax assets. As a result of the assessment, no change was recorded by the Company to the valuation allowance during the six months ended June 30, 2022.

On March 11, 2021 the American Rescue Plan Act ("ARPA") was signed into law which is aimed at addressing the continuing economic and health impacts of the COVID-19 pandemic. This legislation relief, along with the previous governmental relief packages provide for numerous changes to current tax law. The ARPA does not have a material impact on the Company’s financial statements in the period ending June 30, 2022.

During 2021 the Internal Revenue Service commenced an audit of certain of the Company’s prior year U.S. federal income tax filings, including the 2013 through 2020 tax years. The audit is currently ongoing and the while receipt of the associated refunds would materially improve its financial position, the Company does not believe that the results of this audit will have a material effect on its results of operations.

During the period ended June 30, 2022, the Company received $4.3 million in federal tax refunds. There is no change to the Company’s position on the remaining tax refunds.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

11. Restructuring

The Company continues to execute certain restructurings to identify workforce optimization opportunities to better align the Company’s resources with its key strategic priorities. A summary of the Company’s restructuring accrual at June 30, 2022 and changes during the six months ended June 30, 2022, are presented below:

	Balance at December 31, 2021	Charges	Payments	Other Adjustments	Balance at June 30, 2022
Employment termination costs	$3,247	$1,704	$(2,736)	$(87)	$2,128

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator - Basic:
Net income (loss) from operations	$7,921	$(2,420)	$4,884	$(14,786)
Net (loss) income attributable to redeemable noncontrolling interests	(75)	(50)	(190)	286
Preferred stock dividend	(2,519)	(21,476)	(4,957)	(32,006)
Net income (loss) attributable to Synchronoss	$5,327	$(23,946)	$(263)	$(46,506)

Numerator - Diluted:
Net income (loss) from operations attributable to Synchronoss	$5,327	$(23,946)	$(263)	$(46,506)
Net income (loss) attributable to Synchronoss	$5,327	$(23,946)	$(263)	$(46,506)

Denominator:
Weighted average common shares outstanding — basic	87,124	44,131	86,031	43,438
Dilutive effect of:
Shares from assumed conversion of Performance Based Cash Units	1,832	—	—	—
Options and unvested restricted shares	293	—	—	—
Weighted average common shares outstanding — diluted	89,249	44,131	86,031	43,438

Earnings (loss) per share:
Basic	$0.06	$(0.54)	$—	$(1.07)
Diluted	$0.06	$(0.54)	$—	$(1.07)

Anti-dilutive stock options excluded	—	—	—	—
Unvested shares of restricted stock awards	2,662	2,586	2,662	2,586

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

Aggregate annual future minimum payments under non-cancelable agreements as of June 30, 2022 are as follows:

Year	Non-cancelable agreements
2022	$10,022
2023	16,315
2024	13,425
2025	9,740
Total	$49,502

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

In the third quarter of 2017, the SEC and Department of Justice initiated investigations in connection with the June 2017 Announcement and certain transactions that the Company restated in the third quarter of 2018. The Company has received subpoenas, produced documents, and provided additional information to the government in connection with those investigations. On June 22, 2021, the Securities and Exchange Commission (“SEC”) staff verbally notified the Company that the staff has made a preliminary determination to recommend that the SEC initiate an enforcement action against the Company. This is in connection with certain financial transactions that the Company effected in 2015 and 2016 and its disclosure of and accounting for such transactions, which the Company restated in the third quarter of 2018 in its restated annual and quarterly financial statements for 2015 and 2016. That restatement followed the Company’s announcement, on June 13, 2017 (the “June 2017 Announcement”), that certain of its prior financial statements would need to be restated. Certain individuals, including certain former members of the Company’s management team, received similar notifications. On June 7, 2022 the SEC approved the Offer of Settlement and filed an Order Instituting Cease-And-Desist Proceedings pursuant to Section 21C of the Securities Exchange Act of 1934, Making Findings, and Imposing a Cease-And-Desist Order (the “SEC Order”). Pursuant to the terms of the SEC Order, the Company consented to pay a civil penalty in the amount of $12.5 million in equal quarterly installments over two years and to cease and desist from committing or causing any violations of Sections 10(b), 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Exchange Act and the associated rules thereunder. The expense associated with this settlement of the SEC Order has previously been accrued in the Company’s financial statements. The SEC filed similar orders as to the SEC Order with respect to certain former members of the Company’s management team contemporaneously. Also on June 7, 2022, the SEC filed a civil action against two former members of the Company’s management team, alleging misconduct arising out of the restated transactions that took place in 2015 and 2016 investigated by the SEC in connection with the June 2017 Announcement. The Company may be required to indemnify the former members of management in that action. Due to the

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

inherent uncertainty of litigation, the Company cannot predict the outcome of the litigation and can give no assurance that the asserted claims will not have a material adverse effect on its financial position, prospects, or results of operations.

Except as set forth above, the Company is not currently subject to any other legal proceedings that could have a material adverse effect on its operations; however, the Company may from time to time become a party to various legal proceedings arising in the ordinary course of our business.

14. Additional Financial Information

Other Income (expense), net

The following table sets forth the components of Other Income (expense), net included in the Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
FX gains (losses)[1]	$3,896	$969	$5,614	$(2,304)
Government refunds	93	5	93	5
Income from sale of intangible assets[2]	—	550	—	550
Other[2]	76	52	62	(71)
Total	$4,065	$1,576	$5,769	$(1,820)
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
◦Content Transfer: Effortlessly move content between mobile devices.

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

Our top five customers accounted for 68.6% and 70.2% of net revenues for the six months ended June 30, 2022 and June 30, 2021, respectively. Contracts with these customers typically run for three to five years. Of these customers, Verizon accounted for more than 10% of our revenues in 2022 and 2021. The loss of Verizon as a customer would have a material negative impact on our company. However, we believe that the costs incurred and subscriber disruption by Verizon to replace Synchronoss’ solutions would be substantial.

Current Trends Affecting Our Results of Operations

Business from our Synchronoss Personal Cloud™ solution has been driven by the growth in mobile devices globally that are becoming content rich. As these devices replace other traditional devices like PCs, the ability to securely back up content from mobile devices, sync it with other devices and share it with family, friends and business associates have become an essential need and subscriber expectation. Such devices include smartphones, connected cars, personal health and wellness devices and connected home devices. The need for the content from these devices to be stored in a common cloud is also expected to drive our business in the longer term.

Business from our traditional Synchronoss Messaging business (Email) has been driven by a resurgence in the need for white label secure messaging platforms that favor the Mobile Network Operator’s (“MNO”) business objectives and are not beholden to the objectives of a sponsoring over-the-top (“OTT”) platform. We believe that advanced messaging drives higher subscriber engagement than any other application in the market today and holds the potential to stimulate new revenue from traditional services and third-party brands. OTT global success has driven MNOs to look at opportunities to preempt and compete with the OTTs which provides a potential opportunity for Synchronoss’ future growth to be driven by the need of TMT companies including (and especially) MNOs to embrace Messaging as a Platform (“MaaP”). MaaP will allow TMT and MNOs to converse with subscribers in an efficient, automated way by streamlining the costs and increasing the effectiveness of self-care, as well as yielding cross-sell upselling of service plans, devices, bundles, etc. The Synchronoss Advanced Messaging Platform provides state of the art RCS-driven features including the ability to support advanced Peer to Peer communications and introduce new revenue streams driven by commerce and advertising via Application-to-Person capabilities.
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

Discussion of the Condensed Consolidated Statements of Operations

Three months ended June 30, 2022 compared to the three months ended June 30, 2021

The following table presents an overview of our results of operations for the three months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		$ Change
	2022	2021	2022 vs 2021
Net revenues	$65,236	$71,532	$(6,296)
Cost of revenues[1]	22,316	27,142	(4,826)
Research and development	13,460	17,197	(3,737)
Selling, general and administrative	15,288	21,909	(6,621)
Restructuring charges	1,019	877	142
Depreciation and amortization	8,259	8,485	(226)
Total costs and expenses	60,342	75,610	(15,268)
Income (loss) from operations	$4,894	$(4,078)	$8,972
________________________________
1    Cost of revenues excludes depreciation and amortization which are shown separately.

Net revenues decreased $6.3 million to $65.2 million for the three months ended June 30, 2022, compared to the same period in 2021. The change in revenue is mainly attributable to increased cloud revenue driven by continued subscriber growth which was more than offset by revenue received from a non-recurring advanced messaging contract in the prior year and the divestiture of the DXP and Activation assets in the quarter.

Cost of revenues decreased $4.8 million to $22.3 million for the three months ended June 30, 2022, compared to the same period in 2021. The 2022 decrease was primarily attributable to continued efforts to streamline our business operations and reduce costs as well as the continued realization of a more profitable revenue mix.

Research and development expense decreased $3.7 million to $13.5 million for the three months ended June 30, 2022, compared to the same period in 2021. The research and development costs decreased year over year mainly as a result of executed cost savings initiatives to streamline our workforce and reduce vendor spend and overhead costs.

Selling, general and administrative expense decreased $6.6 million to $15.3 million for the three months ended June 30, 2022, compared to the same period in 2021. We executed significant strategic cost reductions by optimizing our workforce, reducing vendor spend and lowering facility costs. These strategic cost savings have favorably impacted our current and prior period selling, general and administrative costs.

Restructuring charges were $1.0 million and $0.9 million for the three months ended June 30, 2022 and 2021, respectively, which primarily related to employment termination costs as a result of the work-force reductions initiated to reduce operating costs and align our resources with our key strategic priorities.

Depreciation and amortization expense decreased $0.2 million to $8.3 million for the three months ended June 30, 2022, compared to the same period in 2021. The 2022 decrease was primarily attributable to the expiration of amortizable acquired assets in combination with reduced capital expenditures mainly as a result of efforts to streamline business operations, partially offset by the increased amortization of capitalized software.

Income tax. The Company recognized an income tax expense of approximately $0.4 million and an income tax benefit of approximately $0.2 million during the three months ended June 30, 2022 and 2021, respectively. The effective tax rate was approximately 5.2% for the three months ended June 30, 2022, which was lower than the U.S. federal statutory rate primarily due to pre-tax losses in jurisdictions where full valuation allowances have been recorded. Additionally, the Company recognized a discrete income tax benefit in the period associated with the release of certain reserves for uncertain tax benefits. The Company’s effective tax rate was approximately 7.7% for the three months ended June 30, 2021, which was lower than the U.S. federal statutory rate primarily due to pre-tax losses in jurisdictions where full valuation allowances have been recorded, pre-tax losses in jurisdictions which have a zero tax rate, and certain foreign jurisdictions projecting current income tax expense. The Company also recognized a discrete tax benefit associated with the release of certain reserves for uncertain tax benefits during the period.

Discussion of the Condensed Consolidated Statements of Operations

Six months ended June 30, 2022 compared to the six months ended June 30, 2021

The following table presents an overview of our results of operations for the six months ended June 30, 2022 and 2021 (in thousands):

	Six Months Ended June 30,		$ Change
	2022	2021	2022 vs 2021
Net revenues	$131,102	$137,031	$(5,929)
Cost of revenues[1]	47,155	55,779	(8,624)
Research and development	29,251	34,594	(5,343)
Selling, general and administrative	33,185	39,837	(6,652)
Restructuring charges	1,704	1,590	114
Depreciation and amortization	16,293	18,352	(2,059)
Total costs and expenses	127,588	150,152	(22,564)
Income (loss) from operations	$3,514	$(13,121)	$16,635
________________________________
1    Cost of revenues excludes depreciation and amortization which are shown separately.

Net revenues decreased $5.9 million to $131.1 million for the six months ended June 30, 2022, compared to the same period in 2021. The change in revenue is mainly attributable to increased cloud revenue driven by continued subscriber growth which was more than offset by revenue received from a non-recurring advanced messaging contract in the prior year and the divestiture of the DXP and Activation assets and sunsetting certain legacy products in the current period.

Cost of revenues decreased $8.6 million to $47.2 million for the six months ended June 30, 2022, compared to the same period in 2021.  The 2022 decrease was primarily attributable to continued efforts to streamline our business operations and reduce costs as well as the continued realization of a more profitable revenue mix.

Research and development expense decreased $5.3 million to $29.3 million for the six months ended June 30, 2022, compared to the same period in 2021. The research and development costs decreased year over year mainly as a result of executed cost savings initiatives to streamline our workforce and reduce vendor spend.

Selling, general and administrative expense decreased $6.7 million to $33.2 million for the six months ended June 30, 2022, compared to the same period in 2021. The 2022 decrease was primarily driven by cost savings initiatives that resulted in a decrease in employee costs, facilities, and external costs related to outside consultants and legal fees.

Restructuring charges increased $0.1 million to $1.7 million for the six months ended June 30, 2022, compared to the same period in 2021, which primarily related to employment termination costs as a result of the work-force reductions initiated to reduce operating costs and align our resources with our key strategic priorities.

Depreciation and amortization expense decreased $2.1 million to $16.3 million for the six months ended June 30, 2022, compared to the same period in 2021. The 2022 decrease was primarily attributable to the expiration of amortizable acquired assets in combination with reduced capital expenditures mainly as a result of the data center consolidation project and efforts to streamline business operations, partially offset by the increased amortization of capitalized software.

Income tax. The Company recognized an income tax expense of $0.6 million and an income tax benefit of $0.4 million during the six months ended June 30, 2022 and 2021, respectively. The effective tax rate was 10.3% for the six months ended June 30, 2022, which was lower than the U.S. federal statutory rate primarily due to pre-tax losses in jurisdictions where full valuation allowances have been recorded. Additionally, the Company recognized a discrete income tax benefit in the period associated with the release of certain reserves for uncertain tax benefits. The Company’s effective tax rate was approximately 2.4% for the six months ended June 30, 2021, which was lower than the U.S. federal statutory rate primarily due to pre-tax losses in jurisdictions where full valuation allowances have been recorded, pre-tax losses in jurisdictions which have a zero tax rate, and certain foreign jurisdictions projecting current income tax expense. The Company also recognized a discrete tax benefit associated with the release of certain reserves for uncertain tax benefits during the period.

Liquidity and Capital Resources

As of June 30, 2022, our principal sources of liquidity were cash provided by operations and the remaining proceeds from the financing transactions. Our cash and cash equivalents balance was $25.5 million at June 30, 2022. We anticipate that our principal uses of cash and cash equivalents will be to fund our business, including technology expansion and working capital.

At June 30, 2022, our non-U.S. subsidiaries held approximately $4.4 million of cash and cash equivalents that are available for use by our operations around the world. At this time, we believe the funds held by all non-U.S. subsidiaries will be permanently reinvested outside of the U.S. However, if these funds were repatriated to the U.S. or used for U.S. operations, certain amounts could be subject to U.S. tax for the incremental amount in excess of the foreign tax paid. Due to the timing and circumstances of repatriation of these earnings, if any, it is not practical to determine the unrecognized deferred tax liability related to the amount.

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

Discussion of Cash Flows

A summary of net cash flows follows (in thousands):

	Six Months Ended June 30,
	2022	2021
Net cash provided by (used in):
Operating activities	$6,728	$8,167
Investing activities	(3,768)	(11,659)
Financing activities	$(8,517)	$2,687

Our primary source of cash is receipts from revenue. The primary uses of cash are personnel and related costs, telecommunications and facility costs related primarily to our cost of revenue and general operating expenses including professional service fees, consulting fees, building and equipment maintenance and marketing expense.

Cash provided by operating activities for the six months ended June 30, 2022 was $6.7 million as compared to $8.2 million of cash provided by operating activities for the same period in 2021. In the current period, the Company generated cash from operations mainly driven by continued growth in cloud revenue, certain annual maintenance and support renewals paid in the second quarter and a $4.3 million tax refund received in the second quarter. The prior years cash provided from operations was positively impacted by a non-recurring cash payment for a advanced messaging contract.

Cash used in investing activities for the six months ended June 30, 2022 was $3.8 million as compared to $11.7 million in cash used in investing activities during the same period in 2021. The cash used for investing activities in the current year and prior year was primarily related to increased investment in product development for our Cloud offering and capitalization of associated labor costs, in addition to annual vendor payments made in the current period. This investment was offset in the current period by the $7.5 million of cash received as part of the DXP and Activation sale.

Cash (used in) provided by financing activities for the six months ended June 30, 2022 was $8.5 million of cash used primarily due to principal and interest payments associated with the redemption of Series B Preferred Stock. In 2021, the net proceeds from our public offering of common stock, Senior Note offering and Series B Preferred Stock transaction was primarily used to fully redeem all outstanding shares of the Company’s Series A Preferred Stock and repay and close the Revolving Credit Facility on June 30, 2021.

Effect of Inflation

Inflationary increases in certain input costs, such as occupancy, labor and benefits, and general administrative costs, have not significantly impacted our results of operations during the six months June 30, 2022 and 2021. We cannot assure you, however, that we will not be affected by general inflation in the future.

Contractual Obligations
Our contractual obligations consist of contingent consideration, office equipment and colocation services and contractual commitments under third-party hosting, software licenses and maintenance agreements. The following table summarizes our long-term contractual obligations as of June 30, 2022 (in thousands):

	Payments Due by Period
	Total	2022	2023-2025	2026-2027	Thereafter
Finance lease obligations	$791	$182	$590	$19	$—
Interest	50,215	5,908	35,446	8,861	—
Operating lease obligations	47,365	4,829	24,230	14,036	4,270
Purchase obligations[1]	49,502	10,022	39,480	—	—
Senior Note Payable	141,077	—	—	141,077	—
Total	$288,950	$20,941	$99,746	$163,993	$4,270
_______________________________
1    Amount represents obligations associated with colocation agreements and other customer delivery related purchase obligations.

Uncertain Tax Positions

Unrecognized tax positions of $4.0 million at June 30, 2022 are excluded from the table above as we are not able to reasonably estimate when we would make any cash payments required to settle these liabilities, but we do not believe that the ultimate settlement of our obligations will materially affect our liquidity. We anticipate that the balance of unrecognized tax benefits will decrease by approximately $0.5 million over the next twelve months.

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

During the six months ended June 30, 2022, there were no significant changes in our critical accounting policies and estimates discussed in our Form 10-K for the year ended December 31, 2021. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021 for a more complete discussion of our critical accounting policies and estimates.

Recently Issued Accounting Standards

For a discussion of recently issued accounting standards see Note 2. Basis of Presentation and Consolidation included in Part I, Item 1. “Notes to Condensed Consolidated Financial Statements (unaudited)” of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2022 and December 31, 2021 that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

The primary objective of our investment activities is to preserve our capital for the purpose of funding operations, while at the same time maximizing the income, we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and short- and long-term investments in a variety of securities, which could include commercial paper, money market funds and corporate and government debt securities. Our cash, cash equivalents and marketable securities at June 30, 2022 and December 31, 2021 were invested in liquid money market accounts, certificates of deposit and government securities. All market-risk sensitive instruments were entered into for non-trading purposes.

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

Interest Rate Risk

We are exposed to the risk of interest rate fluctuations on the interest income earned on our cash and cash equivalents. A hypothetical 100 basis point movement in interest rates applicable to our cash and cash equivalents outstanding at June 30, 2022 would increase interest income by approximately $0.3 million on an annual basis.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934), as of the end of the period covered by this quarterly report, that ensure that information relating to the registrant which is required to be disclosed in this report is recorded, processed, summarized and reported within required time periods using the criteria for effective internal control established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the registrant’s disclosure controls and procedures were effective as of June 30, 2022.

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

We are subject to credit risk and other risks associated with our accounts receivable securitization facility (the “A/R Facility”).

We entered into the A/R Facility with Norddeutsche Landesbank Girozentrale (“NLG”) in June 2022 that permits borrowings of up to $15.0 million outstanding from time to time through June 2025 against our existing and future account receivables. As of June 30, 2022, there were no outstanding obligations under the A/R Facility.

The amounts available under the A/R Facility depend the size of our accounts receivable. If these amounts are less than we forecast, this could negatively affect our expected borrowing capacity and our ability to satisfy any obligations as they become due.

The willingness of NLG to make advances to us is subject to customary conditions for financings of this nature. If we are unable to satisfy those conditions, NLG could refrain from providing financing to us, and we may experience a material and adverse loss of liquidity. The A/R Facility contains representations and warranties, affirmative and negative covenants, and events of default that are customary for financings of this type. If we breach certain of our debt covenants under the A/R Facility, we will be unable to utilize the full borrowing capacity under the A/R Facility and our lenders could require us to repay the debt immediately and could immediately take possession of the receivables securing such debt. In addition, because our Senior Notes and A/R Facility contain cross-default and cross-acceleration provisions with other debt, if any debtholder were to declare its loan due and payable as a result of a default, the holders of the Senior Notes or NLG, might be able to require us to pay those debts immediately.

If NLG terminates the A/R Facility, we may experience a material and adverse loss of our liquidity, which could have a material adverse effect on financial, results of operations and cash flows.

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

We have, and in the future may be, the target of stockholder derivative complaints or other securities related legal actions. The existence of any litigation may have an adverse effect on our reputation with referral sources and our customers themselves, which could have an adverse effect on our results of operations and financial condition. The outcome and amount of resources needed to respond to, defend or resolve lawsuits is unpredictable and may remain unknown for long periods of time. Our exposure under these matters may also include our indemnification obligations, to the extent we have any, to current and former officers and directors and, in some cases former underwriters, against losses incurred in connection with these matters, including reimbursement of legal fees and other expenses. For instance, on June 7, 2022, the SEC filed a civil action against two former members of the Company’s management team, alleging misconduct arising out of the restated transactions that took place in 2015 and 2016 investigated by the SEC in connection with the June 2017 Announcement. We may be required to indemnify these individuals in connection with such action. Although we maintain insurance for claims of this nature, our insurance coverage does not apply in all circumstances and may be denied or insufficient to cover the costs related to the class action and stockholder derivative lawsuits. In addition, future lawsuits or legal claims involving us may increase our insurance premiums, deductibles or co-insurance requirements or otherwise make it more difficult for us to maintain or obtain adequate insurance coverage on acceptable terms, if at all. Moreover, adverse publicity associated with negative developments in any such legal proceedings could decrease customer demand for our services. As a result, future lawsuits involving us, or our officers or directors, could have a material adverse effect on our business, reputation, financial condition, results of operations, liquidity and the trading price of our common stock.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Restated Certificate of Incorporation of the Registrant.	S-1	333-132080	3.2	May 9, 2006
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant.	8-K	001-40574	3.1	June 23, 2022
3.3	Amended and Restated Bylaws of the Registrant.	S-1	333-132080	3.4	May 9, 2006
3.4	Amendment No. 1 to Amended and Restated Bylaws of the Registrant.	8-K	000-52049	3.2	February 20, 2018
3.5	Amendment No. 2 to the Amended and Restated Bylaws of the Registrant.	8-K	000-52049	3.3	June 30, 2021
10.1
Order Instituting Cease-And-Desist Proceedings pursuant to Section 21C of the Securities Exchange Act of 1934, Making Findings, and Imposing a Cease-And-Desist Order, dated June 7, 2022, between the United States Securities and Exchange Commission and Synchronoss Technologies, Inc.
						X
10.2	Receivables Purchase Agreements, dated as of June 22, 2022, among Synchronoss Technologies, Inc., SN Technologies, LLC, Norddeutsche Landesbank Girozentrale, the purchasers party thereto, the group agents party thereto and the originators party thereto.	8-K	001-40574	10.1	June 23, 2022
10.3	Purchase and Sale Agreements, dated as of June 22, 2022, between Synchronoss Technologies, Inc. and SN Technologies, LLC.	8-K	001-40574	10.2	June 23, 2022
10.4	Administration Agreement, dated as of June 22, 2022, between Synchronoss Technologies, Inc. and Finacity Corporation.	8-K	001-40574	10.3	June 23, 2022
10.5	Performance Guaranty, dated as of June 22, 2022, made by Synchronoss Technologies, Inc. in favor of Norddeutsche Landesbank Girozentrale.	8-K	001-40574	10.4	June 23, 2022
31.1	Certification of Principal Executive Officer pursuant to Rule 13a‑14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes‑Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a‑14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes‑Oxley Act of 2002.					X
32.1	Certification of Principal Executive Officer pursuant to Rule 13a‑14(b) of the Exchange Act and section 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes‑Oxley Act of 2002.					X
32.2	Certification of Principal Financial Officer pursuant to Rule 13a‑14(b) of the Exchange Act and section 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes‑Oxley Act of 2002.					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Schema Document					X
101.CAL	XBRL Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	XBRL Labels Linkbase Document					X
101.PRE	XBRL Presentation Linkbase Document					X

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Synchronoss Technologies, Inc.

/s/ Jeff Miller
Jeff Miller
Chief Executive Officer
(Principal Executive Officer)

/s/ Taylor Greenwald
Taylor Greenwald
Chief Financial Officer

August 9, 2022