Form 10-Q
period 2022-09-30
SYNCHRONOSS TECHNOLOGIES INC
filed 2022-11-08
CIK 1131554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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
As of November 07, 2022, there were 90,866,207 shares of common stock issued and outstanding.

SYNCHRONOSS TECHNOLOGIES, INC.
FORM 10-Q INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

SYNCHRONOSS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited) (In thousands)

	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$22,584	$31,504
Accounts receivable, net	45,903	47,586
Prepaid & other current assets	43,890	42,901
Total current assets	112,377	121,991
Non-current assets:
Property and equipment, net	4,556	6,979
Operating lease right-of-use assets	21,471	26,399
Goodwill	203,261	224,577
Intangible assets, net	47,586	60,335
Loan receivable	4,834	4,834
Other assets, non-current	4,804	5,619
Total non-current assets	286,512	328,743
Total assets	$398,889	$450,734
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,902	$11,097
Accrued expenses	58,165	61,916
Deferred revenues, current	14,600	22,368
Total current liabilities	81,667	95,381

Long-term debt, net of debt issuance costs	134,200	133,104
Deferred tax liabilities	578	560
Deferred revenues, non-current	402	548
Leases, non-current	30,725	36,095
Other non-current liabilities	4,904	9,218
Total liabilities	252,476	274,906
Commitments and contingencies:
Series B Non-Convertible Perpetual Preferred Stock, $0.0001 par value; 150 shares authorized, 71 and 75 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	68,348	72,505
Redeemable noncontrolling interest	12,500	12,500
Stockholders’ equity:
Common stock, $0.0001 par value; 150,000 shares authorized, 91,192 and 88,305 issued and outstanding at September 30, 2022 and December 31, 2021, respectively	9	9
Additional paid-in capital	490,072	492,512
Accumulated other comprehensive loss	(61,517)	(32,985)
Accumulated deficit	(362,999)	(368,713)
Total stockholders’ equity	65,565	90,823
Total liabilities and stockholders’ equity	$398,889	$450,734

See accompanying notes to condensed consolidated financial statements.

SYNCHRONOSS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net revenues	$59,896	$69,753	$190,998	$206,784
Costs and expenses:
Cost of revenues[1]	22,440	27,245	69,595	83,024
Research and development	12,911	15,368	42,162	49,962
Selling, general and administrative	15,338	27,953	48,523	67,790
Restructuring charges	201	1,485	1,905	3,075
Depreciation and amortization	7,726	8,215	24,019	26,567
Total costs and expenses	58,616	80,266	186,204	230,418
Income (loss) from operations	1,280	(10,513)	4,794	(23,634)
Interest income	20	24	230	54
Interest expense	(3,463)	(2,933)	(10,131)	(3,172)
(Loss) gain on divestiture	(73)	—	2,549	—
Other income (expense), net	4,437	(1,669)	10,206	(3,489)
Income (loss) from operations, before taxes	2,201	(15,091)	7,648	(30,241)
(Provision) benefit for income taxes	(1,115)	6,982	(1,678)	7,346
Net income (loss)	1,086	(8,109)	5,970	(22,895)
Net (loss) income attributable to redeemable noncontrolling interests	(66)	—	(256)	286
Preferred stock dividend	(2,298)	(1,722)	(7,255)	(33,728)
Net loss attributable to Synchronoss	$(1,278)	$(9,831)	$(1,541)	$(56,337)

Earnings (loss) per share:
Basic	$(0.01)	$(0.11)	$(0.02)	$(0.98)
Diluted	$(0.01)	$(0.11)	$(0.02)	$(0.98)
Weighted-average common shares outstanding:
Basic	86,400	85,646	86,156	57,662
Diluted	86,400	85,646	86,156	57,662
________________________________
1    Cost of revenues excludes depreciation and amortization which are shown separately.

See accompanying notes to condensed consolidated financial statements.

SYNCHRONOSS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited) (In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss)	$1,086	$(8,109)	$5,970	$(22,895)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(13,331)	(1,827)	(28,647)	(3,595)
Net income on inter-company foreign currency transactions	35	358	115	897
Total other comprehensive loss	(13,296)	(1,469)	(28,532)	(2,698)
Comprehensive loss	(12,210)	(9,578)	(22,562)	(25,593)
Comprehensive (loss) income attributable to redeemable noncontrolling interests	(66)	—	(256)	286
Comprehensive loss attributable to Synchronoss	$(12,276)	$(9,578)	$(22,818)	$(25,307)

See accompanying notes to condensed consolidated financial statements.

SYNCHRONOSS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited) (In thousands)

	Three Months Ended September 30, 2022
	Common Stock		Treasury Stock		Additional	Accumulated Other		Total
	Shares	Amount	Shares	Amount	Paid-In Capital	Comprehensive Income (Loss)	Accumulated deficit	Stockholders' Equity
Balance at June 30, 2022	89,045	$9	—	$—	$490,594	$(48,221)	$(364,019)	$78,363
Stock based compensation	—	—	—	—	1,710	—	—	1,710
Issuance of restricted stock	2,147	—	—	—	—	—	—	—
Preferred stock dividend	—	—	—	—	(2,298)	—	—	(2,298)
Net income attributable to Synchronoss	—	—	—	—	—	—	1,086	1,086
Non-controlling interest	—	—	—	—	66	—	(66)	—
Total other comprehensive loss	—	—	—	—	—	(13,296)	—	(13,296)
Balance at September 30, 2022	91,192	$9	—	$—	$490,072	$(61,517)	$(362,999)	$65,565

	Three Months Ended September 30, 2021
	Common Stock		Treasury Stock		Additional	Accumulated Other		Total
	Shares	Amount	Shares	Amount	Paid-In Capital	Comprehensive Income (Loss)	Accumulated deficit	Stockholders' Equity
Balance at June 30, 2021	88,121	$9	—	$—	$491,660	$(29,442)	$(360,271)	$101,956
Stock based compensation	—	—	—	—	2,438	—	—	2,438
Issuance of restricted stock	(122)	—	—	—	—	—	—	—
Preferred stock dividends accrued	—	—	—	—	(1,722)	—	—	(1,722)
Net loss attributable to Synchronoss	—	—	—	—	—	—	(8,109)	(8,109)
Non-controlling interest	—	—	—	—	—	—	—	—
Total other comprehensive loss	—	—	—	—	—	(1,469)	—	(1,469)
Balance at September 30, 2021	87,999	$9	—	$—	$492,376	$(30,911)	$(368,380)	$93,094

See accompanying notes to condensed consolidated financial statements.

	Nine Months Ended September 30, 2022
	Common Stock		Treasury Stock		Additional	Accumulated Other		Total
	Shares	Amount	Shares	Amount	Paid-In Capital	Comprehensive Income (Loss)	Accumulated deficit	Stockholders' Equity
Balance at December 31, 2021	88,305	$9	—	$—	$492,512	$(32,985)	$(368,713)	$90,823
Stock based compensation	—	—	—	—	4,639	—	—	4,639
Issuance of restricted stock	2,954	—	—	—	—	—	—	—
Preferred stock dividend	—	—	—	—	(7,112)	—	—	(7,112)
Amortization of preferred stock issuance costs	—	—	—	—	(143)	—	—	(143)
Shares withheld for taxes in connection with issuance of restricted stock	(67)	—	—	—	(80)	—	—	(80)
Net income attributable to Synchronoss	—	—	—	—	—	—	5,970	5,970
Non-controlling interest	—	—	—	—	256	—	(256)	—
Total other comprehensive loss	—	—	—	—	—	(28,532)	—	(28,532)
Balance at September 30, 2022	91,192	$9	—	$—	$490,072	$(61,517)	$(362,999)	$65,565

	Nine Months Ended September 30, 2021
	Common Stock		Treasury Stock		Additional	Accumulated Other		Total
	Shares	Amount	Shares	Amount	Paid-In Capital	Comprehensive Income (Loss)	Accumulated deficit	Stockholders' Equity
Balance at December 31, 2020	51,177	$5	(7,162)	$(82,087)	$499,348	$(28,213)	$(345,771)	$43,282
Stock based compensation	—	—	—	—	7,472	—	—	7,472
Issuance of restricted stock	1,676	—	—	—	1	—	—	1
Preferred stock dividends accrued	—	—	—	—	(20,937)	—	—	(20,937)
Amortization of preferred stock issuance costs	—	—	—	—	(12,791)	—	—	(12,791)
Issuance of common stock related to acquisition	42,308	4	—	—	109,996	—	—	110,000
Common Stock - Issuance Costs	—	—	—	—	(8,340)	—	—	(8,340)
Retirement of treasury stock	(7,162)	—	7,162	82,087	(82,087)	—	—	—
Net loss attributable to Synchronoss	—	—	—	—	—	—	(22,895)	(22,895)
Non-controlling interest	—	—	—	—	(286)	—	286	—
Total other comprehensive loss	—	—	—	—	—	(2,698)	—	(2,698)
Balance at September 30, 2021	87,999	$9	—	$—	$492,376	$(30,911)	$(368,380)	$93,094

See accompanying notes to condensed consolidated financial statements.

SYNCHRONOSS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Nine Months Ended September 30,
	2022	2021
Operating activities:
Net income (loss)	$5,970	$(22,895)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	24,019	26,567
Amortization of debt issuance costs	1,030	305
Loss on disposals of fixed assets	1	58
Gain on sale of DXP & Activations Solutions	(2,549)	—
Gain on disposals of intangible assets	—	(550)
Amortization of bond discount (premium)	66	—
Deferred income taxes	(56)	(1,574)
Stock-based compensation	4,692	7,230
Operating lease impairment, net	175	1,794
Changes in operating assets and liabilities:
Accounts receivable, net	401	8,905
Prepaid expenses and other current assets	2,684	(7,275)
Accounts payable	(1,319)	(6,441)
Accrued expenses	(164)	8,237
Deferred revenues	(6,839)	(13,338)
Other liabilities	(17,033)	4,528
Net cash provided by operating activities	11,078	5,551
Investing activities:
Purchases of fixed assets	(1,021)	(1,386)
Additions to capitalized software	(15,250)	(17,004)
Proceeds from the sale of intangibles	—	550
Proceeds from the sale of DXP & Activations Solutions	8,000	—
Net cash used in investing activities	(8,271)	(17,840)
Financing activities:
Share-based compensation-related proceeds, net of taxes paid on withholding shares	—	(1)
Taxes paid on withholding shares	(80)	(1)
Debt issuance costs related to long term debt	—	(7,811)
Proceeds from issuance of long term debt	—	125,000
Repayment of revolving line of credit	—	(10,000)
Proceeds from issuance of common stock	—	110,000
Common stock issuance costs	—	(8,340)
Proceeds from issuance of Series B preferred stock	—	75,000
Series B preferred stock issuance costs	—	(2,495)
Series B preferred dividend paid in the form of cash	(4,157)	—
Redemption of Series B Preferred stock	(6,738)	—
Redemption of Series A Preferred stock	—	(278,665)
Net cash (used in) provided by financing activities	(10,975)	2,687
Effect of exchange rate changes on cash	(752)	72
Net decrease in cash and cash equivalents	(8,920)	(9,530)
Cash and cash equivalents, beginning of period	31,504	33,671
Cash and cash equivalents, end of period	$22,584	$24,141
Supplemental disclosures of non-cash investing and financing activities:
Paid in kind dividends on Series A Preferred Stock	$—	$31,277
Paid in kind dividends on Series B Preferred Stock	$2,581	$—
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
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

2. Basis of Presentation and Consolidation

Basis of Presentation and Consolidation

The accompanying interim unaudited condensed consolidated financial statements have been prepared by Synchronoss and in the opinion of management, include all adjustments necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods. They do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022.

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

Risks and Uncertainties

There continue to be uncertainties regarding the coronavirus ("COVID-19") pandemic and current geopolitical environment. The Company is closely monitoring the impact of the pandemic and geopolitical environment on all aspects of its business, including how it will impact its customers, employees, suppliers, vendors, business partners and distribution channels. While the pandemic or geopolitical environment did not materially affect the Company’s financial results and business operations for the three and nine months ended September 30, 2022, the Company is unable to predict the impact these factors will have on its financial position and operating results due to numerous uncertainties. The Company will continue to assess the evolving impact of the COVID-19 pandemic and geopolitical environment and will make adjustments to its operations as necessary.

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

Date of adoption: January 1, 2022.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

ASU 2021-05 Leases (Topic 842). Lessors—Certain Leases with Variable Lease Payments	The amendments in this Update affect lessors with lease contracts that (1) have variable lease payments that do not depend on a reference index or a rate and (2) would have resulted in the recognition of a selling loss at lease commencement if classified as sales-type or direct financing. FASB amends lessor classification guidance to prevent selling losses on leases with variable payments.	We adopted this standard on January 1, 2022. The Company evaluated these changes and concluded that they did not have any material impact on the Company’s consolidated financial position or results of operations upon adoption.

Date of adoption: January 1, 2022.

ASU 2021-08 Business Combinations (Topic 805). Accounting for Contract Assets and Contract Liabilities from Contracts with Customers	The amendments in this Update primarily address the accounting for contract assets and contract liabilities from revenue contracts with customers in a business combination. However, the amendments also apply to contract assets and contract liabilities from other contracts to which the provisions of Topic 606 apply, such as contract liabilities from the sale of nonfinancial assets within the scope of Subtopic 610-20, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets.	We adopted this standard on January 1, 2022. The Company evaluated these changes and concluded that they did not have any material impact on the Company’s consolidated financial position or results of operations upon adoption.

Date of adoption: January 1, 2022.

Standards issued not yet adopted

ASU 2022-04 Liabilities - Supplier Finance Programs (Subtopic 405-50). Disclosure of Supplier Finance Program Obligations	The amendments in this Update apply to all entities that use supplier finance programs in connection with the purchase of goods and services (herein described as buyer parties). Supplier finance programs, which also may be referred to as reverse factoring, payables finance, or structured payables arrangements, allow a buyer to offer its suppliers the option for access to payment in advance of an invoice due date, which is paid by a third-party finance provider or intermediary on the basis of invoices that the buyer has confirmed as valid.
	The amendments in this Update require that a buyer in a supplier finance program disclose sufficient information about the program to allow a user of financial statements to understand the program’s nature, activity during the period, changes from period to period, and potential magnitude. To achieve that objective, the buyer should disclose qualitative and quantitative information about its supplier finance programs.	The Company continues to evaluate these changes and does not anticipate any material impact on the Company’s consolidated financial position or results of operations upon adoption.
Planned date of adoption: January 1, 2023.

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

This transaction closed on May 11, 2022. The Company received the $7.5 million cash payment on the transaction close date. The Company received the $0.5 million payment in escrow during the third quarter in accordance with the terms of the

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Asset Purchase Agreement. The remaining $1 million escrow payment was recorded into other current assets. This consideration is not contingent on any further actions.

The Company determined the fair value of the earn-out provision was $3.6 million of which $3.0 million was recorded as an other current asset and the remaining portion was recorded as non-current other asset.

The book value of the divested intangible assets associated with the DXP Business was $2.3 million. For the goodwill allocation, the fair value of the core reporting unit was estimated using a combination of the income approach, which incorporates the use of the discounted cash flow method, and the market approach, which incorporates the use of earnings and revenue multiples based on market data. Based on the fair value of the core reporting unit and the aggregate consideration received in the transaction, the Company determined the attributable fair value of goodwill to the DXP Business was $7.6 million. The transaction resulted in a $2.5 million gain for the nine months ended September 30, 2022.

Accounts Receivable Securitization Facility

On June 23, 2022 (the “Closing Date”), the Company and certain of its subsidiaries (together with the Company, the “Company Group”) entered into a $15 million accounts receivable securitization facility (the “A/R Facility”) with Norddeutsche Landesbank Girozentrale.

The A/R Facility transaction includes (i) Receivables Purchase Agreements (the “Receivables Purchase Agreements”) dated as of the Closing Date, among the Company, as initial servicer, SN Technologies, LLC, a wholly owned special purpose subsidiary of the Company (“SN Technologies”), as seller, Norddeutsche Landesbank Girozentrale, as administrative agent (the “Administrative Agent”), and the purchasers party thereto, the group agents party thereto and the originators party thereto; (ii) Purchase and Sale Agreements (the “Purchase and Sale Agreements”) dated as of the Closing Date, between the Company Group, as originators (the “Originators”), and SN Technologies, as purchaser; (iii) the Administration Agreement (the “Administration Agreement”) dated as of the Closing Date, between the Company, as servicer, and Finacity Corporation, as administrator; and (iv) the Performance Guaranty (the “Performance Guaranty”) dated as of the Closing Date made by the Company in favor of the Administrative Agent.

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

The Company has not drawn on the A/R Facility as of September 30, 2022.

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

	Three Months Ended September 30, 2022				Three Months Ended September 30, 2021
	Cloud	Digital	Messaging	Total	Cloud	Digital	Messaging	Total
Geography:
Americas	$36,811	$8,868	$1,907	$47,586	$41,090	$12,486	$2,426	$56,002
APAC	114	767	7,479	8,360	245	1,123	6,929	8,297
EMEA	1,633	—	2,317	3,950	1,789	756	2,909	5,454
Total	$38,558	$9,635	$11,703	$59,896	$43,124	$14,365	$12,264	$69,753

Service Line:
Professional Services	$3,192	$626	$2,334	$6,152	$3,542	$1,983	$3,709	$9,234
Transaction Services	161	1,655	—	1,816	1,237	1,113	2	2,352
Subscription Services	35,205	5,456	7,684	48,345	38,345	9,456	7,830	55,631
License	—	1,898	1,685	3,583	—	1,813	723	2,536
Total	$38,558	$9,635	$11,703	$59,896	$43,124	$14,365	$12,264	$69,753

	Nine Months Ended September 30, 2022				Nine Months Ended September 30, 2021
	Cloud	Digital	Messaging	Total	Cloud	Digital	Messaging	Total
Geography:
Americas	$118,369	$28,308	$6,908	$153,585	$115,192	$34,329	$17,207	$166,728
APAC	177	2,433	20,640	23,250	245	3,166	19,878	23,289
EMEA	4,990	1,495	7,678	14,163	5,474	1,978	9,315	16,767
Total	$123,536	$32,236	$35,226	$190,998	$120,911	$39,473	$46,400	$206,784

Service Line:
Professional Services	$9,780	$3,642	$8,117	$21,539	$11,351	$6,212	$8,907	$26,470
Transaction Services	707	4,404	56	5,167	4,533	4,326	5	8,864
Subscription Services	113,049	20,104	24,236	157,389	105,027	26,435	36,365	167,827
License	—	4,086	2,817	6,903	—	2,500	1,123	3,623
Total	$123,536	$32,236	$35,226	$190,998	$120,911	$39,473	$46,400	$206,784

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

A contract asset is a right to consideration that is conditional upon factors other than the passage of time. For example, the Company would record a contract asset if it records revenue on a professional services engagement but are not entitled to bill until the Company achieves specified milestones. Contract assets balance at September 30, 2022 is $15.0 million.

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

The Company’s contract assets and liabilities are reported in a net position on a customer basis at the end of each reporting period.

Significant changes in the contract liabilities balance (current and non-current) during the period are as follows:

Contract Liabilities[1]
Balance - January 1, 2022	$22,916
Revenue recognized in the period	(188,243)
Amounts billed but not recognized as revenue	180,329
Balance - September 30, 2022	$15,002
________________________________
1    Comprised of Deferred Revenue

Transaction price allocated to the remaining performance obligations

Topic 606 requires that the Company disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of September 30, 2022. The Company has elected not to disclose transaction price allocated to remaining performance obligations for:

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

As of September 30, 2022, the aggregate amount of transaction price allocated to remaining performance obligations, other than those meeting the exclusion criteria above, was $136.0 million, of which approximately 93.2 percent is expected to be recognized as revenues within 2 years, and the remainder thereafter.

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

The following is a summary of assets, liabilities and redeemable noncontrolling interests and their related classifications under the fair value hierarchy:

	September 30, 2022
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents	$22,584	$22,584	$—	$—
Total assets	$22,584	$22,584	$—	$—
Temporary equity
Redeemable noncontrolling interests[1]	$12,500	$—	$—	$12,500
Total temporary equity	$12,500	$—	$—	$12,500

	December 31, 2021
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents	$31,504	$31,504	$—	$—
Total assets	$31,504	$31,504	$—	$—
Temporary Equity
Redeemable noncontrolling interests[1]	$12,500	$—	$—	$12,500
Total temporary equity	$12,500	$—	$—	$12,500
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

The changes in fair value of the Company’s Level 3 redeemable noncontrolling interests during the nine months ended September 30, 2022 were as follows:

Redeemable noncontrolling interests
Balance at December 31, 2021	$12,500
Fair value adjustment	(256)
Net loss attributable to redeemable noncontrolling interests	256
Balance at September 30, 2022	$12,500

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

The Company reflects finance leases as a component of Leases, non-current on the Condensed Consolidated Balance Sheet. The finance leases were not material for the period ended September 30, 2022.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

The following table presents information about the Company's Right of Use (ROU) assets and lease liabilities at September 30, 2022:

ROU assets:
Non-current operating lease ROU assets	$21,471
Operating lease liabilities:
Current operating lease liabilities[1]	$5,682
Non-current operating lease liabilities	30,280
Total operating lease liabilities	$35,962
________________________________
1    Amounts are included in Accrued Expenses on the Condensed Consolidated Balance Sheet.

The following table presents information about lease expense and sublease income for the three and nine months ended September 30, 2022:

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Operating lease cost[1]	$1,677	$5,691
Other lease costs and income:
Variable lease costs[1]	193	1,364
Operating lease impairments[1]	—	175
Sublease income[1]	(684)	(2,058)
Total net lease cost	$1,186	$5,172
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

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

The following table provides the undiscounted amount of future cash flows included in our lease liabilities at September 30, 2022 for each of the five years subsequent to December 31, 2021 and thereafter, as well as a reconciliation of such undiscounted cash flows to our lease liabilities at September 30, 2022:

Year	Operating Leases
2022	$2,346
2023	7,915
2024	8,052
2025	7,909
2026	7,759
Thereafter	10,386
Total future lease payments	44,367
Less: amount representing interest	(8,405)
Present value of future lease payments (lease liability)	$35,962

The following table provides the weighted-average remaining lease term and weighted-average discount rates for our leases as of September 30, 2022:

Operating Leases:
Weighted-average remaining lease term (years), weighted based on lease liability balances	5.50
Weighted-average discount rate (percentages), weighted based on the remaining balance of lease payments	7.9%

The following table provides certain cash flow and supplemental noncash information related to our lease liabilities for the nine months ended September 30, 2022:

Operating Leases:
Cash paid for amounts included in the measurement of lease liabilities	$7,292

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

During the second quarter of 2020, the Company entered into an agreement with STIN and AP Capital Holdings II, LLC (“APC”) to divest its remaining equity interest in STIN as well as settle its paid-in-kind purchase money note (“PIK note”) and certain amounts due as of December 31, 2019 in consideration for a $9.0 million secured promissory note (the “Note”), which includes contingent consideration of up to $16.0 million. The Note has an 8% interest rate and the maturity date is April 27, 2025. As part of the arrangement, APC acquired a majority stake of STIN. Additionally, in the event of a sale of STIN by APC and STIN at a future date, the Company shall receive 5% of such sale proceeds, after reducing the sale proceeds by any outstanding amounts of the above Note, including any earned contingent consideration. The Company determined the fair value of the Note as of the transaction date to be approximately $4.8 million. The Company determined the fair value of the Note using a discounted cash flow analysis, which discounts the expected future cash flows of the asset to determine its fair value. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement. No gain or loss was recognized as a result of the transaction. As of September 30, 2022, the Company reassessed the fair value of the Note and there were no material changes.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

In accordance with the terms of the agreement, STIN has made the required payments to the Company as of September 30, 2022.

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

The carrying amounts of the Company’s borrowings were as follows:

Senior Notes	September 30, 2022	December 31, 2021
8.375% Senior Notes due 2026	$141,077	$141,077
Unamortized discount and debt issuance cost[1]	(6,877)	(7,973)
Carrying value of Senior Notes	$134,200	$133,104
________________________________
1 Debt issuance costs are deferred and amortized into interest expense using the effective interest method.

The total fair value of the outstanding Senior Notes was $124.0 million as of September 30, 2022. The Company is in compliance with its debt covenants as of September 30, 2022.

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

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Interest expense

The following table summarizes the Company’s interest expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
2021 Non-Convertible Senior Notes due 2026:
Amortization of debt issuance costs	$352	$306	$1,030	$306
Interest on borrowings	2,954	2,617	8,862	2,617
Amortization of debt discount	22	—	66	—
2019 Revolving Credit Facility:
Amortization of debt issuance costs	—	—	—	84
Interest on borrowings	—	—	—	126
Tax - ASC 740/FIN 48 Interest	92	—	92	—
Other	43	10	81	39
Total	$3,463	$2,933	$10,131	$3,172

8. Accumulated Other Comprehensive (Loss) / Income

The changes in accumulated other comprehensive (loss) income during the nine months ended September 30, 2022 were as follows:

	Balance at December 31, 2021	Other comprehensive loss	Tax effect	Balance at September 30, 2022
Foreign currency	$(29,350)	$(28,647)		$(57,997)
Unrealized (loss) income on intercompany foreign currency transactions	(3,635)	191	(76)	(3,520)
Total	$(32,985)	$(28,456)	$(76)	$(61,517)

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

Shelf Registration Statement

On August 19, 2020, the Company filed a universal shelf registration statement with the SEC for the issuance of common stock, preferred stock, debt securities, guarantees of debt securities, warrants and units up to an aggregate amount of $250.0 million (“the 2020 Shelf Registration Statement”). On August 28, 2020, the 2020 Shelf Registration Statement was declared effective by the SEC. As of September 30, 2022, except for the Common Stock offering and the issuance of Senior Notes, the Company has not raised additional capital using the 2020 Shelf Registration Statement.

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

Certificate of Designation of the Series B Preferred Stock

The rights, preferences, privileges, qualifications, restrictions and limitations of the shares of Series B Preferred Stock are set forth in the Series B Certificate. Under the Series B Certificate, the holders of the Series B Preferred Stock are entitled to receive, on each share of Series B Preferred Stock on a quarterly basis, an amount equal to the dividend rate, as described in the following sentence, divided by four and multiplied by the then-applicable Liquidation Preference per share of Series B Preferred Stock (collectively, the “Preferred Dividends”). The dividend rate is (1) 9.5% per annum for the period commencing on June 30, 2021 and ending on and including December 31, 2021, (2) 13% per annum for the year commencing on January 1, 2022 and ending on and including December 31, 2022; and (3) 14% per annum for the year commencing on January 1, 2023 and thereafter. The Preferred Dividends will be due in cash on January 1, April 1, July 1 and October 1 of each year (each, a “Series B Dividend Payment Date”). The Company may choose to pay the Series B Preferred Dividends in cash or in additional shares of Series B Preferred Stock. In the event the Company does not declare and pay a dividend in cash on any Series B Dividend Payment Date, the unpaid amount of the Preferred Dividend will be added to the Liquidation Preference. As of September 30, 2022, the Liquidation Value and Redemption Value of the Series B Preferred Shares was $73.0 million.

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

A summary of the Company’s Series B Perpetual Non-Convertible Preferred Stock balance at September 30, 2022 and changes during the nine months ended September 30, 2022, are presented below:

	Series B Preferred Stock
	Shares	Amount
Balance at December 31, 2021	75	$72,505
Issuance of Series B preferred stock	—	—
Issuance costs related to preferred stock	—	—
Amortization of preferred stock issuance costs	—	143
Issuance of preferred PIK dividend	3	2,438
Redemption of Series B preferred shares	(7)	(6,738)
Balance at September 30, 2022[1]	71	$68,348
________________________________
1 Series B preferred stock principal balance of $70.7 million is presented net of $2.4 million unamortized issuance costs.

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

On October 3, 2022 the Company paid the accrued Series B Perpetual Non-Convertible Preferred Stock dividend of $2.3 million in form of cash.

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

Redemption of Series A Preferred Stock

The net proceeds from the common stock public offering, Senior Note offering and the Series B transaction was used in part to fully redeem all outstanding shares of the Company’s Series A Preferred Stock on June 30, 2021 (the “Redemption”). The Company redeemed in full all of the 268,917 outstanding shares of the Series A Preferred Stock for an aggregate Redemption Price of $278.7 million and all rights under the Investor Rights Agreement relating to the Series A Preferred Stock were terminated effective with the Redemption. No Series A Preferred Stock remain outstanding or authorized as of September 30, 2022.

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

As of September 30, 2022, there were 7.9 million shares available for the grant or award under the Company’s 2015 Equity Incentive Plan and 0.5 million shares available for the grant or award under the Company’s 2017 New Hire Equity Incentive Plan.

The Company’s performance cash awards granted to executives under the Long Term Incentive (“LTI”) Plans have been accounted for as liability awards, due to the Company’s intent and the ability to settle such awards in cash upon vesting and the Company has reflected such awards in accrued expenses. As of September 30, 2022, the liability for such awards is approximately $0.6 million.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Stock-Based Compensation

The following table summarizes stock-based compensation expense related to all of the Company’s stock awards included by operating expense categories, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of revenues	$232	$432	$592	$1,289
Research and development	494	725	1,366	2,276
Selling, general and administrative	1,075	1,132	2,734	3,790
Total stock-based compensation expense	$1,801	$2,289	$4,692	$7,355

The following table summarizes stock-based compensation expense related to all of the Company’s stock awards included by award type, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Stock options	$779	$1,064	$2,019	$2,912
Restricted stock awards	933	1,373	2,320	4,412
Performance Based Cash Units	89	(148)	353	31
Total stock-based compensation before taxes	$1,801	$2,289	$4,692	$7,355
Tax benefit	$364	$420	$931	$1,357

The total stock-based compensation cost related to unvested equity awards as of September 30, 2022 was approximately $10.0 million. The expense is expected to be recognized over a weighted-average period of approximately 2.1 years.

The total stock-based compensation cost related to unvested performance based cash units as of September 30, 2022 was approximately $0.9 million. The expense is expected to be recognized over a weighted-average period of approximately 1.9 years.

Stock Options

The Company uses the Black-Scholes option pricing model for determining the estimated fair value for stock options. The weighted-average assumptions used in the Black-Scholes option pricing model are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Expected stock price volatility	74.1%	78.5%	74.1%	82.9%
Risk-free interest rate	3.0%	0.6%	3.1%	0.6%
Expected life of options (in years)	4.17	4.20	4.15	4.24
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Weighted-average fair value (PSV) of the options	$0.70	$1.72	$0.71	$1.88

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

The following table summarizes information about stock options outstanding as of September 30, 2022:

Options	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2021	4,715	$6.53
Options Granted	3,009	1.22
Options Exercised	—	—
Options Cancelled	(710)	10.55
Outstanding at September 30, 2022	7,014	$3.85	5.44	$—
Vested and exercisable at September 30, 2022	2,571	$7.14	3.88	$—

The total intrinsic value of stock options exercisable was nil at September 30, 2022 and 2021, respectively. The total intrinsic value of stock options exercised was nil and nil during the nine months ended September 30, 2022 and 2021, respectively.

Awards of Restricted Stock and Performance Stock

A summary of the Company’s unvested restricted stock at September 30, 2022, and changes during the nine months ended September 30, 2022, is presented below:

Unvested Restricted Stock	Number of Awards	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2021	2,574	$3.57
Granted	3,163	1.26
Granted adjustment[1]	63	1.64
Vested	(748)	4.33
Forfeited	(273)	3.14
Unvested at September 30, 2022	4,779	$1.90
___________________________
1 Represents performance based cash units grants that vested and were paid out in form of shares of stock during the period.

Restricted stock awards are granted subject to service conditions or service and performance conditions. Restricted stock awards (“RSA”) and performance based restricted stock awards (“PRSA”) are measured at the closing stock price at the date of grant and the expense is recognized straight line over the requisite service period.

Performance Based Cash Units

Performance based cash units (“PBCU”) generally vest at the end of a three-year period based on service and achievement of certain performance objectives determined by the Company’s Board of Directors.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

A summary of the Company’s unvested performance based cash units at September 30, 2022 and changes during the nine months ended September 30, 2022, is presented below:

Unvested Cash Units	Number of Units	Period End Fair Value
Unvested at December 31, 2021	1,996	$2.44
Granted	4,622	—
Granted adjustment[1]	(216)	—
Vested	(63)	—
Forfeited	(168)	—
Unvested at September 30, 2022	6,171	$1.14
___________________________
1 Includes changes in the unvested performance based cash units due to performance adjustments.

Performance based cash units are measured at the closing stock price at the reporting period end date and the expense is recognized straight line over the requisite service period. The expense for the period will increase or decrease based on updated fair values of these units at each reporting date. Unvested units’ fluctuations are shown as adjustments to units granted in the table above. These fluctuations are based on the percentage achievement of the performance metrics at the end of each reporting period.

10. Income Taxes

The Company recognized an income tax expense of approximately $1.7 million and an income tax benefit of approximately $7.3 million during the nine months ended September 30, 2022 and 2021, respectively. The effective tax rate was approximately 21.9% for the nine months ended September 30, 2022, which approximated the U.S. federal statutory rate. The Company’s effective tax rate was approximately 24.3% for the nine months ended September 30, 2021, which was higher than the U.S. federal statutory rate primarily due to discrete income tax benefit recorded in the period associated with the finalization of the Company’s U.S. federal income tax return, which reflected a net operating loss that was carried back to prior tax years. Based on the final carryback claim, the Company recorded a discrete income tax benefit of $7.4 million and discrete income tax expense related to a liability for unrecognized tax benefits in the amount of $2.1 million, all of which, if recognized, would impact the Company’s effective tax rate. This increase was partially offset by pre-tax losses in jurisdictions where full valuation allowances have been recorded, pre-tax losses in jurisdictions which have a zero tax rate, and certain foreign jurisdictions projecting current income tax expense. The Company continues to consider all available evidence, including historical profitability and projections of future taxable income together with new evidence, both positive and negative, that could affect the view of the future realization of deferred tax assets. As a result of the assessment, no change was recorded by the Company to the valuation allowance during the nine months ended September 30, 2022.

On March 11, 2021 the American Rescue Plan Act ("ARPA") was signed into law which is aimed at addressing the continuing economic and health impacts of the COVID-19 pandemic. This legislation relief, along with the previous governmental relief packages provide for numerous changes to current tax law. The ARPA does not have a material impact on the Company’s financial statements in the period ending September 30, 2022.

On August 16, 2022, the Inflation Reduction Act of 2022 ("IRA") was signed into law. This legislation includes significant changes relating to tax, climate change, energy and health care. Among other provisions, the IRA introduces a book minimum tax assessed on financial statement income of certain large corporations and an excise tax on share repurchases. The Company does not anticipate these provisions will have a material impact on our results of operations or financial position, when effective.

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

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

The Company received $4.3 million in federal tax refunds in the second quarter of 2022. There is no change to the Company’s position on the remaining tax refunds.

11. Restructuring

The Company continues to execute certain restructurings to identify workforce optimization opportunities to better align the Company’s resources with its key strategic priorities. A summary of the Company’s restructuring accrual at September 30, 2022 and changes during the nine months ended September 30, 2022, are presented below:

	Balance at December 31, 2021	Charges	Payments	Other Adjustments	Balance at September 30, 2022
Employment termination costs	$3,247	$1,905	$(3,582)	$(152)	$1,418

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator - Basic:
Net income (loss) from operations	$1,086	$(8,109)	$5,970	$(22,895)
Net (loss) income attributable to redeemable noncontrolling interests	(66)	—	(256)	286
Preferred stock dividend	(2,298)	(1,722)	(7,255)	(33,728)
Net income (loss) attributable to Synchronoss	$(1,278)	$(9,831)	$(1,541)	$(56,337)

Numerator - Diluted:
Net income (loss) from operations attributable to Synchronoss	$(1,278)	$(9,831)	$(1,541)	$(56,337)
Net income (loss) attributable to Synchronoss	$(1,278)	$(9,831)	$(1,541)	$(56,337)

Denominator:
Weighted average common shares outstanding — basic	86,400	85,646	86,156	57,662
Weighted average common shares outstanding — diluted	86,400	85,646	86,156	57,662

Earnings (loss) per share:
Basic	$(0.01)	$(0.11)	$(0.02)	$(0.98)
Diluted	$(0.01)	$(0.11)	$(0.02)	$(0.98)

Anti-dilutive stock options excluded	—	—	—	—
Unvested shares of restricted stock awards	4,779	2,319	4,779	2,319

13. Commitments, Contingencies and Other

Non-cancelable agreements

The Company has various non-cancelable arrangements such as services for hosting, support, and software that expire at various dates, with the latest expiration in 2025.

Aggregate annual future minimum payments under non-cancelable agreements as of September 30, 2022 are as follows:

Year	Non-cancelable agreements
2022	$6,349
2023	19,002
2024	17,490
2025	10,601
Total	$53,442

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

In the third quarter of 2017, the SEC and Department of Justice initiated investigations in connection with certain financial transactions that the Company effected in 2015 and 2016 and its disclosure of and accounting for such transactions, which the Company restated in the third quarter of 2018 in its restated annual and quarterly financial statements for 2015 and 2016. On June 7, 2022 the SEC approved the Offer of Settlement and filed an Order Instituting Cease-And-Desist Proceedings pursuant to Section 21C of the Securities Exchange Act of 1934, Making Findings, and Imposing a Cease-And-Desist Order (the “SEC Order”). Pursuant to the terms of the SEC Order, the Company consented to pay a civil penalty in the amount of $12.5 million in equal quarterly installments over two years and to cease and desist from committing or causing any violations of Sections 10(b), 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Exchange Act and the associated rules thereunder. The expense associated with this settlement of the SEC Order has previously been accrued in the Company’s financial statements. Also on June 7, 2022, the SEC filed a civil action against two former members of the Company’s management team, alleging misconduct arising out of the restated transactions that took place in 2015 and 2016 investigated by the SEC as set forth above. The Company may be required to indemnify the former members of management in that action. Due to the inherent uncertainty of litigation, the Company cannot predict the outcome of the litigation and can give no assurance that the asserted claims will not have a material adverse effect on its financial position, prospects, or results of operations.

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

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

14. Additional Financial Information

Other Income (expense), net

The following table sets forth the components of Other Income (expense), net included in the Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
FX gains (losses)[1]	$4,810	$(1,752)	$10,424	$(4,055)
Government refunds[2]	35	195	128	199
Income from sale of intangible assets[3]	—	—	—	550
Other[4]	(408)	(112)	(346)	(183)
Total	$4,437	$(1,669)	$10,206	$(3,489)
________________________________
1 Represents foreign exchange gains and losses
2 Represents government and tax refunds
3 Represents gain on sale on the Company’s IP addresses and Patents
4 Represents an aggregate of individually immaterial transactions

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

Most of our revenues are recorded in U.S. dollars but as we continue to expand our footprint with international carriers, we will continue to be subject to currency translation that could affect our future net sales as reported in U.S. dollars.

Our top five customers accounted for 73.1% and 69.2% of net revenues for the nine months ended September 30, 2022 and September 30, 2021, respectively. Contracts with these customers typically run for three to five years. Of these customers, Verizon accounted for more than 10% of our revenues in 2022 and 2021. The loss of Verizon as a customer would have a material negative impact on our company. However, we believe that the costs incurred and subscriber disruption by Verizon to replace Synchronoss’ solutions would be substantial.

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

Discussion of the Condensed Consolidated Statements of Operations

Three months ended September 30, 2022 compared to the three months ended September 30, 2021

The following table presents an overview of our results of operations for the three months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		$ Change
	2022	2021	2022 vs 2021
Net revenues	$59,896	$69,753	$(9,857)
Cost of revenues[1]	22,440	27,245	(4,805)
Research and development	12,911	15,368	(2,457)
Selling, general and administrative	15,338	27,953	(12,615)
Restructuring charges	201	1,485	(1,284)
Depreciation and amortization	7,726	8,215	(489)
Total costs and expenses	58,616	80,266	(21,650)
Income (loss) from operations	$1,280	$(10,513)	$11,793
________________________________
1    Cost of revenues excludes depreciation and amortization which are shown separately.

Net revenues decreased $9.9 million to $59.9 million for the three months ended September 30, 2022, compared to the same period in 2021. The change in revenue is mainly attributable to increased cloud revenue driven by continued subscriber growth which was more than offset by the (i) expected deferred revenue run-off in the current quarter, (ii) continued impact of DXP business unit divestiture, and (iii) lower professional service revenue and unfavorable foreign exchange movements in messaging.

Cost of revenues decreased $4.8 million to $22.4 million for the three months ended September 30, 2022, compared to the same period in 2021. The 2022 decrease was primarily attributable to unfavorable revenue changes and continued efforts to streamline our business operations, reduce costs and focus on higher margin products.

Research and development expense decreased $2.5 million to $12.9 million for the three months ended September 30, 2022, compared to the same period in 2021. The research and development costs decreased year over year mainly as a result of executed cost savings initiatives to streamline our workforce and reduce vendor spend and overhead costs.

Selling, general and administrative expense decreased $12.6 million to $15.3 million for the three months ended September 30, 2022, compared to the same period in 2021. We executed significant strategic cost reductions by optimizing our workforce, reducing vendor spend and lowering facility costs. These strategic cost savings in addition to certain legal reserves recorded in the prior year and favorable foreign exchange movements, positively impacted our current period selling, general and administrative costs.

Restructuring charges were $0.2 million and $1.5 million for the three months ended September 30, 2022 and 2021, respectively, which primarily related to employment termination costs as a result of the work-force reductions initiated to reduce operating costs and align our resources with our key strategic priorities.

Depreciation and amortization expense decreased $0.5 million to $7.7 million for the three months ended September 30, 2022, compared to the same period in 2021. The 2022 decrease was primarily attributable to the expiration of amortizable acquired assets in combination with reduced capital expenditures mainly as a result of efforts to streamline business operations, partially offset by the increased amortization of capitalized software.

Income tax. The Company recognized an income tax expense of approximately $1.1 million and an income tax benefit of approximately $7.0 million during the three months ended September 30, 2022 and 2021, respectively. The effective tax rate was approximately 50.7% for the three months ended September 30, 2022, which was higher than the U.S. federal statutory rate primarily due to discrete income tax expense recorded in the period associated with the accrual of certain reserves for uncertain tax benefits, net of discrete income tax benefit recorded in the period associated with an increase in foreign R&D credits claimed on tax returns filed during the period. The Company’s effective tax rate was approximately 46.3% for the three months ended September 30, 2021, which was higher than the U.S. federal statutory rate primarily due to discrete income tax benefit recorded in the period associated with the finalization of the Company’s U.S. federal income tax return, which reflected a net operating loss that was carried back to prior tax years. Based on the final carryback claim, the Company recorded a discrete income tax benefit of $7.4 million and discrete income tax expense related to a liability for unrecognized tax benefits in the amount of $2.1 million, all of which, if recognized, would impact our effective tax rate. This increase was partially offset by pre-tax losses in jurisdictions where full valuation allowances have been recorded, pre-tax losses in jurisdictions which have a zero tax rate, and certain foreign jurisdictions projecting current income tax expense.

Discussion of the Condensed Consolidated Statements of Operations

Nine months ended September 30, 2022 compared to the nine months ended September 30, 2021

The following table presents an overview of our results of operations for the nine months ended September 30, 2022 and 2021 (in thousands):

	Nine Months Ended September 30,		$ Change
	2022	2021	2022 vs 2021
Net revenues	$190,998	$206,784	$(15,786)
Cost of revenues[1]	69,595	83,024	(13,429)
Research and development	42,162	49,962	(7,800)
Selling, general and administrative	48,523	67,790	(19,267)
Restructuring charges	1,905	3,075	(1,170)
Depreciation and amortization	24,019	26,567	(2,548)
Total costs and expenses	186,204	230,418	(44,214)
Income (loss) from operations	$4,794	$(23,634)	$28,428
________________________________
1    Cost of revenues excludes depreciation and amortization which are shown separately.

Net revenues decreased $15.8 million to $191.0 million for the nine months ended September 30, 2022, compared to the same period in 2021. The change in revenue is mainly attributable to increased cloud revenue driven by continued subscriber growth which was more than offset by the (i) expected deferred revenue run-off in the current quarter, (ii) revenue received from a non-recurring advanced messaging contract in the prior year, lower professional service revenue and unfavorable foreign exchange movements in messaging, and (iii) continued impact of DXP business unit divestiture in digital.

Cost of revenues decreased $13.4 million to $69.6 million for the nine months ended September 30, 2022, compared to the same period in 2021.  The 2022 decrease was primarily attributable to unfavorable revenue changes and continued efforts to streamline our business operations, reduce costs and focus on higher margin products.

Research and development expense decreased $7.8 million to $42.2 million for the nine months ended September 30, 2022, compared to the same period in 2021. The research and development costs decreased year over year mainly as a result of executed cost savings initiatives to streamline our workforce and reduce vendor spend.

Selling, general and administrative expense decreased $19.3 million to $48.5 million for the nine months ended September 30, 2022, compared to the same period in 2021. The 2022 decrease was primarily driven by cost savings initiatives and favorable foreign exchange movements as well as the the recognition of certain legal reserves in the prior year that had a favorable impact on current year results.

Restructuring charges decreased $1.2 million to $1.9 million for the nine months ended September 30, 2022, compared to the same period in 2021, which primarily related to employment termination costs as a result of the work-force reductions initiated to reduce operating costs and align our resources with our key strategic priorities.

Depreciation and amortization expense decreased $2.5 million to $24.0 million for the nine months ended September 30, 2022, compared to the same period in 2021. The 2022 decrease was primarily attributable to the expiration of amortizable acquired assets in combination with reduced capital expenditures mainly as a result of the data center consolidation project and efforts to streamline business operations, partially offset by the increased amortization of capitalized software.

Income tax. The Company recognized an income tax expense of $1.7 million and an income tax benefit of $7.3 million during the nine months ended September 30, 2022 and 2021, respectively. The effective tax rate was 21.9% for the nine months ended September 30, 2022, which approximated the U.S. federal statutory rate. The Company’s effective tax rate was approximately 24.3% for the nine months ended September 30, 2021, which was higher than the U.S. federal statutory rate primarily due to discrete income tax benefit recorded in the period associated with the finalization of the Company’s U.S. federal income tax return, which reflected a net operating loss that was carried back to prior tax years. Based on the final carryback claim, the Company recorded a discrete income tax benefit of $7.4 million and discrete income tax expense related to a liability for unrecognized tax benefits in the amount of $2.1 million, all of which, if recognized, would impact the Company’s effective tax rate. This increase was partially offset by pre-tax losses in jurisdictions where full valuation allowances have been recorded, pre-tax losses in jurisdictions which have a zero tax rate, and certain foreign jurisdictions projecting current income tax expense.

Liquidity and Capital Resources

As of September 30, 2022, our principal sources of liquidity were cash provided by operations and the remaining proceeds from the financing transactions. Our cash and cash equivalents balance was $22.6 million at September 30, 2022. We anticipate that our principal uses of cash and cash equivalents will be to fund our business, including technology expansion and working capital.

At September 30, 2022, our non-U.S. subsidiaries held approximately $6.8 million of cash and cash equivalents that are available for use by our operations around the world. At this time, we believe the funds held by all non-U.S. subsidiaries will be permanently reinvested outside of the U.S. However, if these funds were repatriated to the U.S. or used for U.S. operations, certain amounts could be subject to U.S. tax for the incremental amount in excess of the foreign tax paid. Due to the timing and circumstances of repatriation of these earnings, if any, it is not practical to determine the unrecognized deferred tax liability related to the amount.

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

Discussion of Cash Flows

A summary of net cash flows follows (in thousands):

	Nine Months Ended September 30,
	2022	2021
Net cash provided by (used in):
Operating activities	$11,078	$5,551
Investing activities	(8,271)	(17,840)
Financing activities	$(10,975)	$2,687

Our primary source of cash is receipts from revenue. The primary uses of cash are personnel and related costs, telecommunications and facility costs related primarily to our cost of revenue and general operating expenses including professional service fees, consulting fees, building and equipment maintenance and marketing expense.

Cash provided by operating activities for the nine months ended September 30, 2022 was $11.1 million as compared to $5.6 million of cash provided by operating activities for the same period in 2021. In the current period, the Company generated cash from operations mainly driven by continued growth in cloud subscribers, reduced operating costs, and $4.3 million tax refund received in the second quarter. The prior year’s cash provided from operations was positively impacted by a non-recurring cash payment for an advanced messaging contract.

Cash used in investing activities for the nine months ended September 30, 2022 was $8.3 million as compared to $17.8 million in cash used in investing activities during the same period in 2021. The cash used for investing activities in the current year and prior year was primarily related to increased investment in product development for our Cloud offering and capitalization of associated labor costs, in addition to annual vendor payments made in the current period. This investment was offset in the current period by the $8 million of cash received as part of the DXP and Activation sale.

Cash (used in) provided by financing activities for the nine months ended September 30, 2022 was $11.0 million of cash used primarily due to principal and interest payments associated with the redemption of Series B Preferred Stock. In 2021, the net proceeds from our public offering of common stock, Senior Note offering and Series B Preferred Stock transaction was primarily used to fully redeem all outstanding shares of the Company’s Series A Preferred Stock and repay and close the Revolving Credit Facility.

Effect of Inflation

Inflationary increases in certain input costs, such as occupancy, labor and benefits, and general administrative costs, have impacted our business. Management does not believe these impacts however have had a material impact on our results of operations during the nine months September 30, 2022 and 2021. We cannot assure you, however, that we will not be affected by general inflation in the future.

Contractual Obligations
Our contractual obligations consist of contingent consideration, office equipment and colocation services and contractual commitments under third-party hosting, software licenses and maintenance agreements. The following table summarizes our long-term contractual obligations as of September 30, 2022 (in thousands):

	Payments Due by Period
	Total	2022	2023-2025	2026-2027	Thereafter
Finance lease obligations	$997	$118	$860	$19	$—
Interest	47,261	2,954	35,446	8,861	—
Operating lease obligations	44,367	2,346	23,876	13,881	4,264
Purchase obligations[1]	53,442	6,349	47,093	—	—
Senior Note Payable	141,077	—	—	141,077	—
Total	$287,144	$11,767	$107,275	$163,838	$4,264
_______________________________
1    Amount represents obligations associated with colocation agreements and other customer delivery related purchase obligations.

Uncertain Tax Positions

Unrecognized tax positions of $5.0 million at September 30, 2022 are excluded from the table above as we are not able to reasonably estimate when we would make any cash payments required to settle these liabilities, but we do not believe that the ultimate settlement of our obligations will materially affect our liquidity. We anticipate that the balance of unrecognized tax benefits will decrease by approximately $0.5 million over the next twelve months.

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

During the nine months ended September 30, 2022, there were no significant changes in our critical accounting policies and estimates discussed in our Form 10-K for the year ended December 31, 2021. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021 for a more complete discussion of our critical accounting policies and estimates.

Recently Issued Accounting Standards

For a discussion of recently issued accounting standards see Note 2. Basis of Presentation and Consolidation included in Part I, Item 1. “Notes to Condensed Consolidated Financial Statements (unaudited)” of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2022 and December 31, 2021 that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

The primary objective of our investment activities is to preserve our capital for the purpose of funding operations, while at the same time maximizing the income, we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and short- and long-term investments in a variety of securities, which could include commercial paper, money market funds and corporate and government debt securities. Our cash, cash equivalents and marketable securities at September 30, 2022 and December 31, 2021 were invested in liquid money market accounts, certificates of deposit and government securities. All market-risk sensitive instruments were entered into for non-trading purposes.

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

Interest Rate Risk

We are exposed to the risk of interest rate fluctuations on the interest income earned on our cash and cash equivalents. A hypothetical 100 basis point movement in interest rates applicable to our cash and cash equivalents outstanding at September 30, 2022 would increase interest income by approximately $0.2 million on an annual basis.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934), as of the end of the period covered by this quarterly report, that ensure that information relating to the registrant which is required to be disclosed in this report is recorded, processed, summarized and reported within required time periods using the criteria for effective internal control established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the registrant’s disclosure controls and procedures were effective as of September 30, 2022.

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

We entered into the A/R Facility with Norddeutsche Landesbank Girozentrale (“NLG”) in June 2022 that permits borrowings of up to $15.0 million outstanding from time to time through June 2025 against our existing and future account receivables. As of September 30, 2022, there were no outstanding obligations under the A/R Facility.

The amounts available under the A/R Facility depend on the size of our accounts receivable. If these amounts are less than we forecast, this could negatively affect our expected borrowing capacity and our ability to satisfy any obligations as they become due.

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

We have, and in the future may be, the target of stockholder derivative complaints or other securities related legal actions. The existence of any litigation may have an adverse effect on our reputation with referral sources and our customers themselves, which could have an adverse effect on our results of operations and financial condition. The outcome and amount of resources needed to respond to, defend or resolve lawsuits is unpredictable and may remain unknown for long periods of time. Our exposure under these matters may also include our indemnification obligations, to the extent we have any, to current and former officers and directors and, in some cases former underwriters, against losses incurred in connection with these matters, including reimbursement of legal fees and other expenses. For instance, on June 7, 2022, the SEC filed a civil action against two former members of the Company’s management team, alleging misconduct arising out of the restated transactions that took place in 2015 and 2016 investigated by the Securities and Exchange Commission (“SEC”). We may be required to indemnify these individuals in connection with such action. Although we maintain insurance for claims of this nature, our insurance coverage does not apply in all circumstances and may be denied or insufficient to cover the costs related to the class action and stockholder derivative lawsuits. In addition, future lawsuits or legal claims involving us may increase our insurance premiums, deductibles or co-insurance requirements or otherwise make it more difficult for us to maintain or obtain adequate insurance coverage on acceptable terms, if at all. Moreover, adverse publicity associated with negative developments in any such legal proceedings could decrease customer demand for our services. As a result, future lawsuits involving us, or our officers or directors, could have a material adverse effect on our business, reputation, financial condition, results of operations, liquidity and the trading price of our common stock.

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

We are subject to income taxes as well as non-income-based taxes, in both the U.S. and various foreign jurisdictions. Many judgments are required in determining our worldwide provision for income taxes and other tax liabilities, and we are under audit by various tax authorities, which often do not agree with positions taken by us on our income and non-income-based tax returns. Although we believe that our estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in our consolidated financial statements and may materially affect our financial results in the period or periods for which such determination is made. Unanticipated changes in our tax rates could affect our future results of operations. Our future effective tax rates could be unfavorably affected by changes in tax laws or the interpretation of tax laws or by changes in the valuation of our deferred tax assets and liabilities. In August 2022, the Inflation Reduction Act of 2022 (the “IRA”) was signed into law. This law, among other things, provides for a corporate alternative minimum tax on adjusted financial statement income (effective for us beginning in fiscal 2024), and an excise tax on corporate stock repurchases (effective for our share repurchases after December 31, 2022), and we are continuing to evaluate the impact it may have on our financial position and results of operations. There are several proposed changes to U.S. and non-U.S. tax legislation and the ultimate enactment of any of them could have a negative impact on our effective tax rate. It is possible that future requirements, including the recently proposed implementation of International Financial Reporting Standards (“IFRS”) could change our current application of U.S. GAAP, resulting in a material adverse impact on our financial position or results of operations. In addition, we are subject to the continued examination of our income tax returns by the Internal Revenue Service (“IRS”), and other tax authorities. We regularly assess the likelihood of outcomes resulting from these examinations, if any, to determine the adequacy of our provision for income taxes. We believe our estimates to be reasonable, but there can be no assurance that the final determination of any of these examinations will not have an adverse effect on our operating results and financial position.

A new 1% U.S. federal excise tax may be imposed upon us in connection with the redemptions by us of our Series B Non-Convertible Perpetual Preferred Stock (“Series B Preferred Stock”) or other redemptions or repurchases of our equity.

On August 16, 2022, President Biden signed into law the IRA, which, among other things, imposes a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded domestic corporations and certain domestic subsidiaries of publicly traded foreign corporations. This excise tax is imposed on the repurchasing corporation itself, not its stockholders from which shares are repurchased. Generally, the amount of the excise tax is 1% of the fair market value of the shares repurchased at the time of the repurchase. For the purposes of calculating the excise tax, the repurchasing corporation is permitted to net the fair market value of certain new stock issuances against the fair market value of the stock repurchases that occur in the same taxable year. The U.S. Treasury Department, the IRS, and other standard-setting bodies are expected to issue guidance on how the excise tax provisions of the IRA will be applied. The IRA excise tax applies to repurchases and redemptions that occur after December 31, 2022.

Pursuant to the Certificate of Designation setting forth the rights, preferences, privileges, qualifications, restrictions and limitations on the Series B Preferred Stock (the “Series B Certificate”), on and after the fifth anniversary of the date of issuance, holders of shares of Series B Preferred Stock will have the right to cause us to redeem each share of Series B Preferred Stock for cash in an amount equal to the sum of the current liquidation preference and any accrued dividends. Each share of Series B Preferred Stock will also be redeemable at the option of the holder upon the occurrence of a “Fundamental Change” at (i) par in the case of a payment in cash or (ii) 1.5 times par in the case of payment in shares of Common Stock, subject to certain limitations on the amount of stock that could be issued to the holders of Series B Preferred Stock. In addition, we are permitted to redeem outstanding shares of the Series B Preferred Stock at any time for the sum of the then-applicable Liquidation Preference and the accrued but unpaid dividends. Pursuant to the Series B Certificate, we will be required to use (i) the first $50.0 million of proceeds from certain transactions (i.e., disposition, sale of assets, tax refunds) received by the Company to redeem for cash, shares of the Series B Preferred Stock, on a pro rata basis among each holder of Series B Preferred Stock and (ii) the next $25.0 million of proceeds from certain transactions received by us may be used by us to buy back shares of Common Stock and to the extent, not used for such purpose, to redeem, for cash, shares of the Series B Preferred Stock, on a pro rata basis among each holder of the Series B Preferred Stock.

We currently expect that each redemption of Series B Preferred Stock after December 31, 2022 will be subject to the 1% excise tax. Whether and to what extent we would be subject to the excise tax would depend on a number of factors, including (i) the fair market value of the redemptions and repurchase, (ii) the nature and amount of any equity issuances within the same taxable year and (iii) the regulations and other guidance issued by the U.S. Treasury Department and the IRS. The 1% excise tax may increase our costs and impact our operations. This could have an adverse effect on our margins and financial position and would negatively affect our revenues and results of operations and/or trading price of our common stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Restated Certificate of Incorporation of the Registrant.	S-1	333-132080	3.2	May 9, 2006
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant.	8-K	001-40574	3.1	June 23, 2022
3.3	Amended and Restated Bylaws of the Registrant.	S-1	333-132080	3.4	May 9, 2006
3.4	Amendment No. 1 to Amended and Restated Bylaws of the Registrant.	8-K	000-52049	3.2	February 20, 2018
3.5	Amendment No. 2 to the Amended and Restated Bylaws of the Registrant.	8-K	000-52049	3.3	June 30, 2021
3.6	Certificate of Designations of the Series B Perpetual Non-Convertible Preferred Stock.	8-K	000-52049	3.1	June 30, 2021
10.1	Appointment Letter, dated August 9, 2022 between the Registrant and Lou Ferraro.	8-K	001-40574	10.1	August 9, 2022
10.2	Amendment to Employment Agreement, dated August 9, 2022 between the Registrant and Taylor Greenwald.	8-K	001-40574	10.2	August 9, 2022
31.1	Certification of Principal Executive Officer pursuant to Rule 13a‑14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes‑Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a‑14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes‑Oxley Act of 2002.					X
32.1	Certification of Principal Executive Officer pursuant to Rule 13a‑14(b) of the Exchange Act and section 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes‑Oxley Act of 2002.					X
32.2	Certification of Principal Financial Officer pursuant to Rule 13a‑14(b) of the Exchange Act and section 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes‑Oxley Act of 2002.					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Schema Document					X
101.CAL	XBRL Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	XBRL Labels Linkbase Document					X
101.PRE	XBRL Presentation Linkbase Document					X

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Synchronoss Technologies, Inc.

/s/ Jeff Miller
Jeff Miller
Chief Executive Officer
(Principal Executive Officer)

/s/ Louis Ferraro
Louis Ferraro
Chief Financial Officer

November 8, 2022