Form 10-K
period 2022-12-31
SYNCHRONOSS TECHNOLOGIES INC
filed 2023-03-15
CIK 1131554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

The aggregate market value of the common stock held by non-affiliates of the Registrant as of June 30, 2022, the last business day of the Registrant’s last completed second quarter, based upon the closing price of the common stock as reported by The Nasdaq Stock Market on such date was approximately $85.2 million. Shares of common stock held by each executive officer, director and stockholders known by the Registrant to own 10% or more of the outstanding stock based on public filings and other information known to the Registrant have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 14, 2023, a total of 90,811,698 shares of the Registrant’s common stock were outstanding.

The exhibit index as required by Item 601(a) of Regulation S-K is included in Item 15 of Part IV of this report on Form 10-K.

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference to portions of the Registrant’s definitive Proxy Statement for its 2023 Annual Meeting of Stockholders (the “Proxy Statement”), which is to be filed pursuant to Regulation 14A within 120 days after the end of the Registrant’s fiscal year ended December 31, 2022. Except as expressly incorporated by reference, the Proxy Statement shall not be deemed to be a part of this report on Form 10‑K.

SYNCHRONOSS TECHNOLOGIES, INC.
FORM 10-K INDEX

PART I
FORWARD LOOKING STATEMENTS
The words “Synchronoss,” “we,” “our,” “ours,” “us” and the “Company,” refer to Synchronoss Technologies, Inc. and its consolidated subsidiaries. All statements in this Annual Report on Form 10-K for the fiscal year ended December 31, 2022 that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding Synchronoss’ “expectations,” “beliefs,” “hopes,” “intentions,” “anticipates,” “seeks,” “strategies,” “plans,” “targets,” “estimations,” “outlook” or the like. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Past performance is not necessarily indicative of future results. Synchronoss cautions investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors. We encourage you to read Management’s Discussion and Analysis of our Financial Condition and Results of Operations and our consolidated financial statements contained in this Form 10-K. We also encourage you to read Item 1A of Part I of this Form 10-K, entitled Risk Factors, which contains a more complete discussion of the risks and uncertainties associated with our business. In addition to the risks described in Item 1A of this Form 10-K, other unknown or unpredictable factors also could affect our results. Therefore, the information in this Form 10-K should be read together with other reports and documents that we file with the Securities and Exchange Commission from time to time, including on Form 10-Q and Form 8-K, which may supplement, modify, supersede or update those risk factors. Synchronoss expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in Synchronoss’ expectations with regard thereto or any change in events, conditions, or circumstances on which any such statements are based.

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

•EngageX:
▪Personal Cloud: Backup, manage and engage with content.
▪Advanced Messaging: multi-channel messaging, peer-to-peer (“P2P”) communications and application-to-person (“A2P”) commerce solutions.
▪Email Suite: White label consumer email solutions.

•OnboardingX:
▪Backup and Restore: Backup, view and restore subscriber content across operating systems and devices.
▪Out of Box Experience: Streamline the activation of new services and devices.
▪Content Transfer: Effortlessly move content between mobile devices.

•NetworkX:
▪NetworkX: integrated application suite that designs, procures, manages and optimizes telecom network infrastructure.

Who We Serve

At Synchronoss we focus on delivering carrier-grade solutions to three markets globally: communications service providers/multi-service operators (such as cable and mobile network operators), mobile insurance providers and retailers. We help our customers accelerate and monetize value-add services to drive growth, facilitate retention and enable differentiated experiences. In 2022, we continued to strengthen our focus through the asset sale of our Digital Experience Platform (the “DXP Business”) to iQmetrix.

Communications service providers, multi-service operators and mobile insurance providers market white label implementations of our Synchronoss Personal CloudTM, Advanced Messaging and email products and solutions to their subscribers around the world. Our customers market and re-sell the services powered by our technology to their subscribers as part of stand-alone subscriptions, value-added bundles, or use Personal Cloud to enhance their service offerings to subscribers who purchase and lease mobile devices and network connectivity by providing an easy solution for storing and syncing user generated content (e.g., videos, photos, documents, contacts, music etc.). Additionally, they license Synchronoss Advanced Messaging and Email to enable white label multichannel messaging services including advanced person-to-person (“P2P”) and application-to-person (“A2P”) transactions and to offer brand/advertiser ecosystems. Communications service providers and multi-service operators use our OnboardX and NetworkX solutions to enhance their subscriber journeys and onboarding and to streamline their internal processes.

Our customers include global service providers such as AT&T, BT, Verizon, Softbank and multi-service operators like Comcast, Altice, Charter and Mediacom. These customers utilize our solutions to service both consumer and enterprise customers.

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

Marketing

The Synchronoss marketing team’s mission is to deliver the right strategy, tools, and customer acquisition initiatives to accelerate our growth. The team uses a combination of product-specific and company-wide marketing messages and initiatives that leverage digital marketing campaigns, sales support materials, social media, and PR to generate top of the funnel business-to-business (“B2B”) sales leads for the sales team. As a result, they play a vital role in promoting our products, discovering new markets, and driving brand awareness in the North America, EMEA, and APAC regions.

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

EngageX products keep subscribers engaged with brands, content and people they love. When loyalty and revenue is won and lost through every experience, it is critical to offer value-added services subscribers love. Our Cloud and Messaging experiences grow, inspire, and build loyalty with our customers’ subscriber base.

Synchronoss Personal CloudTM Platform

The Synchronoss Personal CloudTM solution is designed to create an engaging and trusted customer experience through ongoing content management and engagement. The Synchronoss Personal CloudTM platform is a secure and highly scalable, white label platform that allows our customers’ subscribers to backup and protect, engage with, and manage their personal content and gives our operator customers the ability to increase average revenue per user (“ARPU”) and reduce churn.

Our Synchronoss Personal CloudTM platform is specifically designed to support smartphones, tablets, desktops computers, laptops, wearables for health and wellness, cameras, TVs, security cameras, routers, as well as connected automobiles and homes.

Messaging Platform

Synchronoss’ Messaging platform powers mobile messaging and mailboxes for hundreds of millions of telecommunication subscribers. Our Advanced Messaging platform is a powerful, secure, intelligent, white label messaging platform that expands capabilities for communications service provider and multi-service providers to offer P2P messaging via Rich Communications Services (“RCS”). Our Mobile Messaging Platform (“MMP”) is poised to provide a single standard ecosystem for onboarding and management to brands, advertisers and message wholesalers.

•Advanced Messaging: Our Advanced Messaging platform supports rich messaging channel in both RCS and other Real-Time Communication (“RTC”) and enables rich, P2P communications and creates new commerce and revenue opportunities across channels via A2P experiences for our customers and other brands. Our messaging platform operates in tandem with Messaging-as-a-Platform (“MaaP”) Messaging Marketplace as well as dedicated, third-party clients and native original equipment manufacturer (“OEM”) clients, providing an end-to-end messaging platform and monetization tools to the operators, Communications-Platform-as-a-Service (“CpaaS”) players and brands.

•E-Mail: Our Email suite provides service providers with a secure, white label, back-end framework for a branded email service that provides the opportunity to introduce and promote services that can be monetized. Our carrier branded Email Suite solution offers leading anti-virus and anti-spam and malware technology to keep the integrity and security of the customer experience and protection of subscriber data to carrier standards. Our Email solution is an important repository for critical communications with an intuitive and feature-rich mobile and desktop email experience ensuring stickiness and increasing customer lifetime value.

OnboardX products simplify subscriber onboarding and drive service adoption at scale. The first impression of a new product or service can either make or break your subscriber relationship. A poor onboarding experience leads to revenue losses and customers feeling stranded. Our customizable service activation, content backup, and device setup experiences make onboarding frictionless.

•Mobile Content Transfer: Our Synchronoss Mobile Content Transfer® solution is an easy-to-use product whose client enables a secure, peer-to-peer, wireless transfer of content from one mobile smart device to another in a carrier retail location or at home/work, etc. Our solution can transfer select data classes that may include photos, videos, music, messages, documents, contacts, and call logs, across operating systems including iOS and Android.

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

The Synchronoss NetworkX products provide operators with the tools and software to design their physical network, streamline their infrastructure purchases, and manage and optimize comprehensive network expenses for leading top tier carriers around the globe.

•spatialNX: Our spatialSUITE provides enterprise-wide access to timely, accurate and comprehensive network information – including physical location, specifications, attributes, connectivity and capacity – for every inside-plant and outside-plant asset. It delivers data across the enterprise to support provisioning, planning and design, construction, fault and event management, work order management, customer service, marketing and other critical business functions. The automation and ease of integration of our platform is designed to enable our customers to lower the cost of new subscriber acquisitions and enhance the accuracy and reliability of customer transactions.

•ConnectNX (iNOW): Our iNOW provisioning system eliminates manual handling of service orders and manages the full order lifecycle between customer and supplier via automation and rules-based validation. iNOW includes an interface that powers bulk provisioning needs and an open API to seamlessly integrate to other carrier systems. iNOW also provides an electronically bonded gateway platform enabling rapid electronic order confirmations and status updates between bonded carriers. Finally, completed order information flows to Financial Analytics providing integrated and automated order to billing reconciliation functionality.

•ExpenseNX: Our Financial Analytics Platform is a comprehensive application suite that helps operators reduce costs, mitigate risks, enforce financial compliance and controls, and increase operational efficiencies. Financial Analytics ingests any supplier invoice (in any format) through a unique software-driven process – with 100% of the detail. Invoices are managed via automated audit and payment workflow tightly coupled with a software driven dispute management lifecycle, providing a true procurement-to-payment process on network expenses and disputes across a carrier’s organization.

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

Intellectual Property

We rely principally on a combination of trademark, copyright and patent laws in the United States and other jurisdictions in which we do business, as well as confidentiality procedures and contractual provisions, which protect our proprietary information, technologies and strategies. We also cultivate a culture which encourages creativity and innovation amongst our employees by maintaining a patent award program, hosting events such as an annual Innovation Jam and periodic “hackathons.” We believe this facilitates the development of new features, functionality and products, which are essential to establishing our solutions as the leading solutions in the industry. We enter into proprietary information and invention agreements with all of our employees and consultants during the onboarding process and non-disclosure agreements with all third parties.

In the United States, as of December 31, 2022 we had 71 patents issued and 7 patents pending. Internationally, as of December 31, 2022 we had 75 patents issued and 6 pending. We hold and/or are pursuing patents in the United States, Germany, the United Kingdom, France and Spain and we may seek additional jurisdictions to the extent we determine such coverage is appropriate and cost efficient. Our issued patents cover all aspects of our business including cloud, messaging, e-commerce, and security.

Demand Drivers for Our Business

With faster/higher speeds, lower latency, more capacity, enhanced security and better reliability, 5G capabilities will enable new use cases, applications and business models that were not possible before. Consumer demand for these features alone will shape how Operators offer 5G services and Operators in turn have the opportunity to monetize and earn differentiated revenue streams. According to Market Research Future, Mobile Value-Added-Services (“VAS”) are set to hit $309.1 billion by 2025. The transition to 5G provides an opportunity to strengthen their position in the consumer market and function as a service enabler by bundling VAS into premium offers. Service providers should also become service creators by developing new, immersive products under their own brand. In either case (branded and partner services) powering digital bundles and simplifying onboarding, consumption, billing, and authentication of VAS will drive higher adoption of premium 5G service plans and ARPU.

Beyond being a buzz word or strategy, 5G is the next wave in Communication Service Providers’ technological future. In 2023, we expect to see continued adoption of 5G use cases and Operators starting to reap returns on their investment in 5G technology. According to Ericsson1, 5G subscriptions grew by 70 million during the first quarter of 2022 to around 620 million and are expected to surpass 1 billion by the end of 2022. In 2027, it is projected that North America will have the highest 5G penetration at 90 percent. 5G adoption among mid-tier smart phones also continues to abound with new devices and capabilities as evidenced by the numerous device demonstrations we saw at Mobile World Congress 2022.

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

As 5G becomes more saturated in the marketplace, it will drive a need to address the growing cyber-risks that ubiquitous, always-on high-speed access present to organizations. Operators have taken steps to secure the technology's transmission or network segments; however, the threats posed by the endpoints connecting to those networks and the data resident upon them provide a unique opportunity to develop technologies to address this gap. The addressable market for device protection and cloud data storage for these connected devices will continue to increase and presents a hole in coverage that the average consumer still needs to recognize. Organizations that provide services and software for 5G networks, providers, and consumers are in an enviable position to offer security services to ensure the integrity and availability of the data generated by those connected devices and security services to protect those devices. Consequently, as we enter the next 12-18 months, operators and providers will look to this whitespace to boost functionality and services for their customers to position themselves as the security provider of choice for consumers for 5G-connected devices.

We believe our white label Personal Cloud platform helps service providers accelerate the adoption of 5G service and total protection plans. The next generation Personal Cloud gives operators a new way to create, deliver, engage, and monetize more personalized experiences and offers for their subscribers. When operators have millions of active users leveraging cloud, it becomes a channel for cross selling security services, insurance, merchandise like prints & gifts, and other carrier services, leading to a significant increase in ARPU. As a result, we are fostering new partnerships, building exciting new capabilities, and now enabling subscribers to protect the home. Giving subscribers the ability to protect hardware investments with insurance plans, protect their families from cyber threats with network-based security services, and their personal content - with cloud, will differentiate the value proposition of 5G service plans and deliver significant brand value for our customers.
_____________________________
1    Ericsson June 2022 Mobility Report

Competition

Competition across our markets is incredibly diverse, dynamic and nuanced in an increasingly interconnected landscape of rapidly changing technologies, evolving industry standards, new product introductions and converging spaces and services.

We face the following categories of competitors:

Personal Cloud
•Over-the-top (“OTT”) Service & Platform Providers - Apple, Google, Dropbox, Box, Microsoft and Amazon all provide personal cloud services closely integrated to their respective technology or service platforms. However, Synchronoss differentiates from these OTT Service and Platform Providers by offering operator-grade white label solutions.
•White Label Platform Providers - The field of platform-independent, white label personal cloud providers has consolidated in recent years with Funambol and others competing for Operator distribution deals. However, these providers target second and third tier regional operators with low-risk, revenue share business models and do not generally pose a real threat to Tier 1 world-wide Operators.

Messaging
•The emerging RCS marketplace is intensely competitive across the globe. Leading OTT device and OS platform providers Google and Samsung, along with prominent online platform providers such as Facebook, WhatsApp, Instagram, WeChat and LINE have created a radically new market for communication and monetization that is turning “messaging” into a new, virtual OS.
•Our Email suite provides service providers with a secure, white-label, back-end framework for a branded email service that provides the opportunity to introduce and promote services that can be monetized. Our carrier branded Email Suite solution offers leading anti-virus and anti-spam and malware technology to keep the integrity and security of the customer experience and protection of subscriber data to carrier standards. Our Email solution is an important repository for critical communications with an intuitive and feature-rich mobile and desktop email experience ensuring stickiness and increasing customer lifetime value.

Digital Products
•Telecom Expense Management (TEM) Providers –
▪TEOCO and Tangoe are two major providers that offer wholesale and retail TEM software and services. Each of these vendors have large customers/contracts to better account, reconcile and pay out on vendor contracts, network circuits, roaming agreements and other complex expense areas.
•Telecom Service Order Management Providers –
▪Neustar supports major providers with software that handles the full order lifecycle of telecommunications service orders.
▪Order management applications and processes developed/utilized by Operators also present competition.
•Geospatial Network Planning Providers –
▪Major providers of software that manage the planning and design of physical communication networks include Bentley, GE Smallworld, and 3-GIS.

To compete against global platform providers, we offer a collection of products that help to keep subscribers, systems, networks, and content in sync to enable a better, more engaging experience. Our white label products enable subscribers to connect with one another, the networks they rely on, the brands they love and the services they need. We believe we compete favorably through our differentiated product capabilities, vast reach across global markets, and our 20+ years of experience building carrier grade solutions that are proven to scale.

Compliance and Certifications

We obtain third-party reviews of our controls relating to security. Our Synchronoss white label Personal Cloud has been certified to be compliant with the Service Organization Controls (SOC) 2 type II audit that tests the design and operating effectiveness of controls over time. An independent auditor tests these controls annually and addresses, among other areas, the environmental and physical safeguards for production data centers, legal controls, change management and logical security. In addition, our Financial Analytics hosted solution is certified to be compliant with a SOC 1 type II audit that tests the design and effectiveness of controls related to our customers’ use of this service in financial reporting. Finally, our operations in Bangalore are certified under ISO27000, ensuring best practices for information security management, and ISO9000, ensuring quality management.

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

As of December 31, 2022 we had 1,391 full-time employees located in India, North America, Europe, and Asia Pacific regions.

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

With a continued focus on employee engagement, we formed a global Diversity, Equity, and Inclusion (DE&I) committee, laying the groundwork to embed DE&I as part of our corporate culture and pave the way for a more comprehensive program. We took initial steps in this space through formal trainings, employee communications, and updating our corporate language to be more inclusive, aligned with industry’s best practices, and compatible with our DE&I philosophy. More recently, we launched a series of employee initiatives designed to strengthen employee morale, with more to come in this area. We also launched the Sync Cares program in 2022 to bring employees and leadership together to lend their time and talent to support causes and communities around the globe. In our initial year hundreds of our employees volunteered and contributed a total of over 450 hours to 15 organizations in the global communities in which we do business.

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

Corporate Information

We were incorporated in Delaware in 2000. Our principal offices are located at 200 Crossing Boulevard, Bridgewater, New Jersey. We completed our initial public offering in 2006, and our common stock is listed on the NASDAQ Global Select Market under the symbol “SNCR” and our Senior Notes as listed on the NASDAQ Global Select Market under the symbol “SNCRL.”

Available Information

Our website is located at www.synchronoss.com and our investor relations website is located at https://synchronosstechnologiesinc.gcs-web.com/. We have used, and intend to continue to use, our investor relations website as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. The following filings are available through our investor relations website after we file them with the Securities and Exchange Commission ("SEC"): Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K, and our Proxy Statement for our annual meeting of stockholders. These filings are also available for download free of charge on our investor relations website. The SEC also maintains an Internet website that contains reports, proxy statements and other information about issuers, like us, that file electronically with the SEC. The address of that website is www.sec.gov. The contents of these websites are not incorporated into this filing. Further, the Company’s references to the URLs for these websites are intended to be inactive textual references only.

Synchronoss and Synchronoss Personal CloudTM and other trademarks of Synchronoss appearing in this Form 10-K are the property of Synchronoss. Other trademarks or service marks that may appear in this Annual Report are the property of their respective holders. Solely for convenience, the trademarks and trade names in this Annual Report are sometimes referred to without the ®, ™ and SM symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto.

ITEM 1A. RISK FACTORS

An investment in our securities involves a high degree of risk. The following are certain risk factors that could affect our business, financial results and results of operations. You should carefully consider the following risk factors in connection with evaluating the forward-looking statements contained in this Form 10-K because these factors could cause the actual results and conditions to differ materially from those projected in forward-looking statements. The risks that we have highlighted here are not the only ones that we face. If any of the risks actually occur, our business, financial condition or results of operation could be negatively affected. In that case, the trading price of our securities could decline, and our investors may lose part or all of their investment.

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
•We traditionally have had substantial customer concentration, with a limited number of customers accounting for a substantial portion of our revenue.
•We are subject to credit risk and other risks associated with our accounts receivable securitization facility.
•Fluctuations in foreign currency exchange rates could result in foreign currency transaction losses, which could harm our operating results and financial condition.
•We must recruit and retain our key management and other key personnel and our failure to recruit and retain qualified employees could have a negative impact on our business.
•Many of our products are complex and may contain defects that are detected only after deployment.
•Failure to maintain the confidentiality, integrity and availability of our systems, software and solutions could seriously damage our reputation and affect our ability to retain customers and attract new business.
•The quality of our support and services offerings is important to our customers and if we fail to meet out service level obligations under our service level agreements or otherwise fail to offer quality support and services, we would be subject to penalties and could lose customers.
•Our reliance on third-party providers for communications software, services, hardware and infrastructure exposes us to a variety of risks we cannot control.

•Downgrades in our credit ratings may increase our future borrowing costs, limit our ability to raise capital, cause our stock price to decline, any of which could have a material adverse impact on our business.
•Our insurance policies, including general liability, errors and omissions and cyber insurance, may not totally protect us.

Risks Related to our Business and Industry

•The financial and operating difficulties in the telecommunications sector may negatively affect our customers and our business.
•The success of our business depends on the continued growth in demand for connected devices and the continued availability of high-speed access to the Internet.
•The SaaS pricing model is evolving and our failure to manage its evolution and demand could lead to lower than expected revenue and profit.
•Our business depends substantially on customers renewing and expanding their subscriptions for our services. Any decline in our customer renewal and expansions would harm our operating results.
•The markets in which we market and sell our products and services are highly competitive, and if we do not adapt to rapid technological change, we could lose customers or market share, which could adversely affect our ability to sustain or grow revenue.
•Consolidation in the telecommunications, media, technology industry and other industries that we serve can reduce the number of actual and potential customers and adversely affect our business.
•If we do not maintain the compatibility of our services with third-party applications that our customers use in their business processes or if we fail to adapt our services to changes in technology or the marketplace, demand for our services could decline.

Legal, Regulatory and Compliance Risks

•Government regulation of the Internet and e-commerce and of the international exchange of certain information is subject to possible unfavorable changes, and our failure to comply with applicable regulations could harm our business and operating results.
•Changes in laws, regulations or governmental policy applicable to our customers or potential customers may decrease the demand for our solutions or increase our costs.
•We collect, process, store, disclose and use personal information and other data, and our perceived failure to protect this information and data could damage our reputation and harm our business and operating results.
•If we are required to collect sales and use taxes on the services we sell in additional jurisdictions, we may be subject to liability for past sales and out future sales could decrease.

Risks Related to our Series B Preferred Stock, Senior Notes and Common Stock

•Our stock price may continue to experience significant fluctuations and could subject us to litigation.
•We have, and in the future may be, the target of stockholder derivative complaints or other securities related legal actions that could adversely affect our result of operations and our business.
•Other than payment of dividends on our previous Series A Preferred Stock and our current Series B Preferred Stock, we have never paid dividends on our capital stock and we do not anticipate paying any dividends in the foreseeable future. Consequently, any gains from an investment in our common stock will likely depend on whether the price of our common stock increases.
•Delaware law and provisions in our restated certificate of incorporation and amended and restated bylaws could make a merger, tender offer or proxy contest difficult, therefore depressing the trading price of our common stock.
•We have incurred (and expect to continue to incur) significant costs in connection with the restatement of previously issued consolidated financial statements.

•Our current or future debt securities or preferred equity securities, which would be senior to our common stock, may adversely affect the market price of our common stock.
•B. Riley Financial, Inc. and its affiliates have significant influence over us and may have conflicts of interest that arise out of future contractual relationships it or its affiliates may have with us.
•The Senior Notes are unsecured and therefore are effectively subordinated to any secured indebtedness that we currently have or that we may incur in the future.
•The Senior Notes are structurally subordinated to the indebtedness and other liabilities of our subsidiaries.
•The indenture under which the Senior Notes were issued contains limited protection for holders of the Senior Notes.
•An increase in market interest rates could result in a decrease in the value of the Senior Notes.
•A new 1% U.S. federal excise tax may be imposed upon us in connection with the redemptions by us of our Series B Non-Convertible Perpetual Preferred Stock or other redemptions or repurchases of our equity.
•Our common stock could be delisted from Nasdaq, which would seriously harm the liquidity of our common stock.

Operation Risks

Our business may not generate sufficient cash flows from operations, or future borrowings which may not be available to us, in amounts sufficient to enable us to fund our liquidity needs and capital expenditure requirements necessary to expand our operations and invest in new products which could reduce our ability to compete and could harm our business.

We cannot guarantee that we will be able to generate sufficient revenue or obtain enough capital to fund our capital expenditures, service our debt and execute on our business strategy. We may be more vulnerable to adverse economic conditions than our competitors and thus less able to withstand competitive pressures. We intend to continue to make substantial investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new products and enhancements to our platforms or acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional capital, our stockholders may experience significant dilution of their ownership interests, and the per share value of our common stock could decline. In addition, the terms of any future issued equity securities could entitle the holders of those equity securities to rights, preferences and privileges superior to those of holders of our securities. Furthermore, if we engage in additional debt financings, the holders of debt might have priority over the holders of our securities, and we may be required to accept terms that restrict our ability to incur additional indebtedness, including restrictive covenants relating to our capital raising activities and other financial and operational matters, including restricting our ability to pay dividends or make certain other restricted payment, sell assets, make certain investments and grant liens, which may make it more difficult for us to obtain additional capital and to pursue business opportunities. We may also be required to take other actions that would otherwise be in the interests of the debt holders and force us to maintain specified liquidity or other ratios, including limitations to our total leverage ratio, any of which could harm our business, results of operations, and financial condition. If we need additional capital and cannot raise it on acceptable terms, we may not be able to, among other things:

•develop or enhance our products and platforms,
•acquire complementary technologies, products or businesses,
•expand operations in the United States or internationally, or
•respond to competitive pressures or unanticipated working capital requirements.

If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited which may also require us to delay, scale back or eliminate some or all of our activities, which could have a material adverse effect on our business, results of operations and financial condition.

Our revenue, earnings and profitability are affected by the length of our sales cycle, and a longer sales cycle could adversely affect our results of operations and financial condition.

Our business is directly affected by the length of our sales cycles. Our customers’ businesses are relatively complex and their purchase of the types of products and services that we offer generally involve a significant financial commitment, with attendant delays, frequently associated with large financial commitments and procurement procedures within an organization. In addition, as we continue to further penetrate the enterprise, and the size and complexity of our sales opportunities continue to expand, we have seen an increase in the average length of time in our sales cycles. The purchase of the types of products and services that we offer typically requires coordination and agreement across many departments within a potential customer’s organization. Delays associated with such timing factors could have a material adverse effect on our results of operations and financial condition. In periods of economic slowdown our typical sales cycle lengthens, which means that the average time between our initial contact with a prospective customer and the signing of a sales contract increases. The lengthening of our sales cycle could reduce growth in our revenue. In addition, the lengthening of our sales cycle contributes to an increased cost of sales, thereby reducing our profitability.

We may experience quarterly fluctuations in our operating results due to a number of factors which make our future results difficult to predict and could cause our operating results to fall below expectations or our guidance.

As a result of a variety of factors discussed in this report, many of which are out of our control, our operating results for a particular quarter is difficult to predict, especially in light of a challenging and inconsistent global macroeconomic environment and related market uncertainty. Our revenue may grow at a slower rate than in past periods or decline, as it has in the past, on a year-over-year basis. Our ability to meet financial expectations could also be adversely affected if the nonlinear sales pattern seen in some of our past quarters recurs in future periods. The timing of large orders can also have a significant effect on our business and operating results from quarter to quarter. From time to time, we receive large orders that have a significant effect on our operating results in the period in which the order is recognized as revenue. The timing of such orders is difficult to predict, and the timing of revenue recognition from such orders may affect period to period changes in revenue. As a result, our operating results could vary materially from quarter to quarter based on the receipt of such orders and their ultimate recognition as revenue. We plan our operating expense levels based primarily on forecasted revenue levels. These expenses and the impact of long-term commitments are relatively fixed in the short term. A shortfall in revenue could lead to operating results being below expectations because we may not be able to quickly reduce these fixed expenses in response to short-term business changes. As a result, comparing our operating results on a period-to-period basis may not be meaningful. Our past results should not be relied on as an indication of our future performance. Non-GAAP financial measures should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. In addition, non-GAAP metrics we may disclose, such as Adjusted EBITDA, Invoiced Cloud Revenue, and any corresponding trends in such metrics should not be relied on as an indication that our GAAP results, such as net income (loss), will be similar or will follow the same trends. If our revenue or operating results fall below the expectations of investors or securities analysts or below any guidance we may provide to the market, the price of our common stock could decline substantially. Any of the above factors could have a material adverse impact on our operations and financial results.

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

The Company’s top five customers accounted for 73.4%, 68.2% and 68.0% of net revenues for the years ended December 31, 2022, 2021 and 2020, respectively. Of these customers, Verizon accounted for more than 10% of our revenues in 2022, 2021, and 2020. There are inherent risks whenever a large percentage of total revenues are concentrated with a limited number of customers. It is not possible for us to predict the future level of demand for our products and services that will be generated by these customers or the future demand for the products and services of these customers in the end-user marketplace. In addition, revenues from these larger customers may fluctuate from time to time based on the commencement and completion of projects, the timing of which may be affected by market conditions or other factors, some of which may be outside of our control. Further, some of our contracts with these larger customers permit them to terminate our services at any time (subject to notice and certain other provisions). If any of our major customers experience declining or delayed sales due to market, economic or competitive conditions, we could be pressured to reduce the prices we charge for our services or we could lose the customer. Any such development could have an adverse effect on our margins and financial position and would negatively affect our revenues and results of operations and/or trading price of our common stock.

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

We entered into the A/R Facility with Norddeutsche Landesbank Girozentrale (“NLG”) in June 2022 that permits borrowings of up to $15.0 million outstanding from time to time through June 2025 against our existing and future account receivables. As of December 31, 2022, there were no outstanding obligations under the A/R Facility.

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
•foreign currency exchange rates;
•political or social unrest or instability;
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
•natural disasters, terrorism, war or other military conflict, including effects of the ongoing conflict between Russia and Ukraine, and the possibility of a wider European or global conflict, and global sanctions imposed in response thereto, telecommunication and electrical failures;
•difficulties in staffing and managing international operations; or
•adverse tax consequences, including imposition of withholding or other taxes on our global operations.

Concerns over economic recession, the COVID-19 pandemic, interest rate increases and inflation, supply chain delays and disruptions, policy priorities of the U.S. presidential administration, trade wars, unemployment, or prolonged government shutdown may contribute to increased volatility and diminished expectations for the economy and markets. Additionally, concern over geopolitical issues may also contribute to prolonged market volatility and instability. For example, the conflict between Russia and Ukraine could continue to lead to disruption, instability and volatility in global markets and industries. The U.S. government and governments in other jurisdictions have imposed severe economic sanctions and export controls against Russia and Russian interests, have removed Russia from the Society for Worldwide Interbank Financial Telecommunication system, and have threatened additional sanctions and controls. The impact of these measures, as well as potential responses to them by Russia, is unknown.

Fluctuations in foreign currency exchange rates could result in foreign currency transaction losses, which could harm our operating results and financial condition.

We consider the U.S. dollar to be our functional currency. However, given our international operations we currently have, and expect to have in the future, revenue and expenses and related assets and liabilities denominated in foreign currencies. Foreign currency transaction exposure results primarily from transactions with customers or vendors denominated in currencies other than the functional currency of the entity in which we record the transaction. Any fluctuation in the exchange rate of these foreign currencies may positively or negatively affect our business and operating results. We face exposure to movements in foreign currency exchange rates due to the fact that we have non-U.S. dollar denominated revenue worldwide. Furthermore, volatile market conditions arising from impacts from the COVID-19 pandemic, the conflict in Ukraine and other macroeconomic conditions may result in significant fluctuations in exchange rates. Weakening of foreign currencies relative to the U.S. dollar adversely affects the U.S. dollar value of our foreign currency denominated revenue and positively affects the U.S. dollar value of our foreign currency denominated expenses. For example, in 2022, as the U.S. dollar strengthened against several currencies, including the British pound, these foreign exchange impacts reduced our reported revenue in U.S. dollars on a constant currency basis. If foreign currencies were to weaken or strengthen relative to the U.S. dollar, we might elect to raise or lower our international pricing, which could potentially impact demand for our services. Alternatively, we might opt not to adjust our international pricing as a result of fluctuations in foreign currency exchange rates, which could potentially have a positive or negative impact on our results of operations and financial condition. Similarly, our financial performance may be impacted by fluctuations in currency exchange rates when it comes to our non-U.S. dollar denominated expenses. The third-party vendors and suppliers to whom we owe payments for non-U.S. dollar denominated expenses may or may not decide to adjust their pricing to reflect fluctuations in foreign currency exchange rates. If there continues to be volatility in foreign currency exchange rates, we will continue to experience fluctuations in our operating results due to revaluing our assets and liabilities that are not denominated in the functional currency of the entity that recorded the asset or liability, and the translation of our non-U.S. denominated revenue and expenses into U.S. dollars may affect the year-over-year comparability of our operating results.

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

We may make investments in new products and services that may not be profitable.

We intend to continue to make investments to support our business growth, including expenditures to develop new services or enhance our existing services, enhance our operating infrastructure, market and sell our product offerings and acquire complementary businesses and technologies. These endeavors may involve significant risks and uncertainties and could lead to a misapplication of our resources. These new investments are inherently risky and may involve distracting management from current operations, create greater than expected liabilities and expenses, provide us with an inadequate return on capital, include other unidentified risks and, ultimately, may generally not be successful. Further, our ability to effectively integrate new services and investments into our business may affect our profitability. Significant delays in new releases or significant problems in creating new products or services could adversely affect our revenue and financial performance.

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

Maintaining the confidentiality, integrity and availability of our systems, software and solutions is an issue of critical importance for us and for our customers and users who rely on our systems to store and exchange large volumes of information, much of which is proprietary and confidential. There appears to be an increasing number of individuals, governments, groups and computer “hackers” developing and deploying a variety of destructive software programs (such as viruses, worms and other malicious software) that could attack our computer systems or solutions or attempt to infiltrate our systems. We make significant efforts to maintain the confidentiality, integrity and availability of our systems, solutions and source code. Despite significant efforts to create security barriers, it is virtually impossible for us to mitigate this risk entirely because techniques used to obtain unauthorized access or sabotage systems change frequently and generally are not recognized until launched against a target. Like all software solutions, our software is vulnerable to these types of attacks. An attack of this type could disrupt the proper functioning of our software solutions, cause errors in the output of our customers’ work, allow unauthorized access to sensitive, proprietary or confidential information of ours or our customers, and other destructive outcomes. If an actual or perceived breach of our security were to occur, our reputation could suffer, customers could stop buying our solutions and we could face lawsuits and potential liability, any of which could cause our financial performance to be negatively impacted. Though we maintain professional liability insurance that may be available to provide coverage if a cybersecurity incident were to occur, there can be no assurance that insurance coverage will be available or that available coverage will be sufficient to cover losses and claims related to any cybersecurity incidents we may experience.

There is also a danger of industrial espionage, cyber-attacks, misuse or theft of information or assets (including source code), or damage to assets by people who have gained unauthorized access to our facilities, systems or information, which could lead to the disclosure of portions of our source code or other confidential information, improper usage and distribution of our solutions without compensation, illegal or inappropriate usage of our systems and solutions, jeopardizing of the security of information stored in and transmitted through our computer systems, manipulation and destruction of data, defects in our software and downtime issues. More generally, the COVID-19 pandemic has increased attack opportunities available to criminals, as they attempt to profit from disruptions and the resulting shift in companies and individuals working remotely and online, as well as the increase in electronic payments, e-commerce, and other online activity. While the Company does not currently have operations in areas experiencing rising political conflict and uncertainty, there is an increased likelihood that escalation of tensions could result in cyber-attacks or cybersecurity incidents that could either directly or indirectly impact our operations. As such, the risk of cybersecurity incidents is increasing, and we cannot provide assurances that our preventative efforts will be successful. Although we actively employ measures to combat unlicensed copying, access and use of our facilities, systems, software and intellectual property through a variety of techniques, preventing unauthorized use or infringement of our rights is inherently difficult. The occurrence of an event of this nature could adversely affect our financial results or could result in significant claims against us for damages. Further, participating in either a lawsuit to protect against unauthorized access to, usage of or disclosure of any of our solutions or any portion of our source code or the prosecution of an individual in connection with a cybersecurity breach could be costly and time-consuming and could divert management’s attention and adversely affect the market’s perception of us and our solutions. A number of core processes, such as software development, sales and marketing, customer service and financial transactions, rely on our IT, infrastructure and applications. Defects or malfunctions in our IT infrastructure and applications could cause our service offerings not to perform as our customers expect, which could harm our reputation and business. In addition, malicious software, sabotage and other cybersecurity breaches of the types described above could cause an outage of our infrastructure, which could lead to a substantial denial of service and ultimately downtimes, recovery costs and customer claims, any of which could have a significant negative impact on our business, financial position, profitability and cash flows.

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

Our customers generally depend on our service organization to resolve issues relating to the use of our solutions. A high level of support is critical for the successful marketing and sale of our solutions. If we are unable to provide a level of support and service to meet or exceed the expectations of our customers, we could experience:
•loss of customers and market share;
•difficulty attracting or the inability to attract new customers, including in new geographic regions; and
•increased service and support costs, and a diversion of resources.

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

Any damage to, or failure or capacity limitations of, our systems and our related network could result in interruptions in our service that could cause us to lose revenue, issue credits or refunds or could cause our customers to terminate their subscriptions for our services, in each case adversely affecting our renewal rates. Since our customers use our service for important aspects of their businesses, any errors, defects, disruptions in service or other performance problems could hurt our reputation and may damage our customers’ businesses. As a result, we may lose revenue, issue credits or refunds, or customers could elect not to renew our services or delay or withhold payments to us. We could also lose future sales or customers may make claims against us, which could result in an increase in our provision for doubtful accounts, an increase in collection cycles for accounts receivable or the expense or risk of litigation. Additionally, third-party software underlying our services can contain undetected errors or bugs. We may be forced to delay commercial release of our services until any discovered problems are corrected and, in some cases, may need to implement enhancements or modifications to correct errors that we do not detect until after deployment of our services. In addition, problems with the third-party software underlying our services could result in:

•damage to our reputation;
•loss of or customers or delayed revenue;
•warranty claims or litigation;

•loss of or delayed market acceptance of our services, or
•unexpected expenses and diversion of resources to remedy errors.

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

The COVID-19 pandemic has created significant uncertainty in the global economy. The COVID-19 pandemic and health measures taken by governments and private industry in response to the pandemic, including stay-at-home orders, restrictions on business operations, and travel restrictions, have had significant negative effects on the economy, including disruptions impacting various supply chains. Continued uncertainty about the pandemic, associated economic consequences, and potential relief measures may have a long-term adverse effect on the economy, our sellers, customers, suppliers, and our business. For example, we are currently subletting some of our office space. An economic downturn or our work from home practices may cause us to need less office space than we are contractually committed to leasing and prevent us from finding subtenants for such unused office space, causing us to pay for unused office space. Rising tensions in the geopolitical climate, including effects of the ongoing conflict between Russia and Ukraine, and the possibility of a wider European or global conflict, and global sanctions imposed in response thereto, have created significant uncertainty in the global economy. These or any further political or governmental developments or health concerns in countries could result in social, economic and labor instability. If, as a result of such events, we experience a reduction in demand for our products, platforms or services, or the supply of products or components to our customers, our business, results of operations and financial condition may be materially and adversely affected.

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

Our insurance policies, including general liability, errors and omissions, directors’ and officers’ insurance and cyber insurance may not totally protect us.

We cannot assure that our existing general liability insurance coverage, coverage for errors and omissions, directors’ and officers’ insurance and cyber liability insurance will continue to be available on acceptable terms in sufficient amounts to cover one or more large claims, or that the insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceeds our available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, financial condition and results of operations.

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

The future success of our business depends upon the continued growth in demand for connected devices and business transactions on the Internet, and on our customers having high-speed access to the Internet, as well as the continued maintenance and development of the Internet infrastructure. While we believe the market for connected devices will continue to grow for the foreseeable future, we cannot accurately predict the extent to which demand for connected devices will increase, if at all. In particular, the ongoing COVID-19 pandemic has caused disruptions in various supply chains. If the demand for connected devices were to slow down or decline or the supply of connected devices to our customers is impacted for any reason, such as COVID-19 or other public health epidemics or concerns, our business and results of operations may be adversely affected. If for any reason the Internet does not remain a widespread communications medium and commercial platform, the demand for our services would be significantly reduced, which would harm our business, results of operations and financial condition. To the extent the Internet continues to experience increased numbers of users, frequency of use or bandwidth requirements, the Internet may become congested and be unable to support the demands placed on it, and its performance or reliability may decline. Any future Internet outages or delays could adversely affect our business, results of operation and financial condition.

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

We enter into subscription agreements with certain of our customers that are generally one to two years. As a result, maintaining the renewal rate of those subscription agreements is critical to our future success. We cannot provide assurance that any of our customer agreements will be renewed, as our customers have no obligation to renew their subscriptions for our services after the expiration of the initial term of their agreements. The loss of any customers that individually or collectively account for a significant amount of our revenues would have a material adverse effect on our results of operations or financial condition. Additionally, our customer’s consumers may become dissatisfied with their current service provider and may switch to another provider. In the event that there is substantial subscriber migration from our existing customers to service providers with which we do not have relationships, the fees that we receive on a per-subscriber basis, and the related revenue, including search and digital advertising revenue, could decline. If our renewal rates are lower than anticipated or decline for any reason, if customers renew on terms less favorable to us, or if there’s a substantial subscriber migration from our customers, our revenue may decrease, and our profitability and gross margin may be harmed, which would have a material adverse effect on our business, results of operations and financial condition.

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

The industries we serve are characterized by rapid technological change and frequent new service offerings and are highly competitive with respect to the need for innovation. The industries also demand frequent and, at times, significant technology upgrades and changes. Significant technological upgrades and changes could make our technology and services obsolete, less marketable or less competitive. We must adapt to these rapidly changing markets by continually improving the features, functionality, reliability and responsiveness of our products and services, and by developing new features, services and applications to meet changing customer needs and further address the markets we serve. Our ability to take advantage of opportunities in the markets we serve may require us to invest in development and incur other expenses well in advance of our ability to generate revenues from these offerings or services. We may not be able to timely adapt to these challenges or respond successfully or in a cost-effective way and we will not have the resources to invest in all existing and potential technologies. As a result, we expect to concentrate our resources on those technologies that we believe have or will achieve substantial customer acceptance and in which we will have appropriate technical expertise. However, existing products often have short product life cycles characterized by declining prices over their lives. In addition, our choices for developing technologies may prove incorrect if customers do not adopt the products that we develop or if those technologies ultimately prove to be unviable. Our failure to successfully adapt would adversely affect our ability to compete and retain customers and/or market share and could adversely affect our ability to sustain or grow revenue. Our revenues and operating results will depend, to a significant extent, on our ability to maintain a product portfolio and service capability that is attractive to our current and future customers; to enhance our existing products; to continue to introduce new products successfully and on a timely basis; and to develop new or enhance existing tools for our services offerings. The development of new technologies remains a significant risk to us, due to the efforts that we still need to make to achieve technological feasibility, due to rapidly changing customer markets; and due to significant competitive threats. In addition, as we expand our service offerings, we may face competition from new and existing competitors. It is also possible that our customers could decide to create, invest in or collaborate in the creation of competitive products that might limit or reduce their need for our products, services and solutions. Further, we may experience delays in the development of one or more features of our offerings, which could materially reduce the potential benefits to us providing these services. In addition, our present or future service offerings may not satisfy the evolving needs of the industry in which we operate. If we are unable to anticipate or respond adequately to these evolving market needs, due to resource, technological or other constraints, our business and results of operations could be harmed. In addition, the arrival of new market entrants could reduce the demand for our services or cause us to reduce our pricing, resulting in a loss of revenue and adversely affecting our business, results of operations and financial condition. Also, the use of internal technologies, developed by our customers or their advisers, could reduce the demand for our services, result in pricing pressures or cause a reduction in our revenue. If we fail to manage these challenges adequately, our business, results of operations and financial condition could be adversely affected.

Consolidation in the telecommunications, media and technology industry or the other industries that we serve can reduce the number of actual and potential customers and adversely affect our business.

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

In addition to generating customer referrals through third-party users of our solutions, we intend to pursue relationships with other third parties such as technology and content providers and implementation and distribution partners. Our future growth will depend, at least in part, on our ability to enter into and maintain successful strategic relationships with these third parties. Identifying partners and negotiating and documenting relationships with them requires significant time and resources, as does integrating third-party content and technology. Some of our contracts with third parties may require us to meet certain minimum spend commitment obligations. These commitments could have an adverse effect on our operating results if we are not able to generate sufficient sales to satisfy the minimum commitments. Some of the third parties with whom we have strategic relationships have entered and may continue to enter into strategic relationships with our competitors. Further, these third parties may have multiple strategic relationships and may not regard us as significant for their businesses. As a result, they may choose to offer their services on terms that are unfavorable to us, terminate their respective relationships with us, pursue other partnerships or relationships, or attempt to develop or acquire services or solutions that compete with ours. Our relationships with strategic partners could also interfere with our ability to enter into desirable strategic relationships with other potential partners in the future. If we are unsuccessful in establishing or maintaining relationships with strategic partners on favorable economic terms, our ability to compete in the marketplace or to grow our revenue could be impaired, and our business, results of operations and financial condition would suffer. Even if we are successful, we cannot provide assurance that these relationships will result in increased revenue or customer usage of our solutions or that the economic terms of these relationships will not adversely affect our margins.

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

We are subject to the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, the United Kingdom Bribery Act of 2010 ("U.K. Bribery Act") and other anti-bribery and anti-money laundering laws in countries in which we conduct activities. We face significant risks if we fail to comply with the FCPA and other anticorruption laws that prohibit companies and their employees and third-party intermediaries from authorizing, offering or providing, directly or indirectly, improper payments or benefits to foreign government officials, political parties and private-sector recipients for the purpose of obtaining or retaining business, directing business to any person or securing any advantage. In many foreign countries, particularly in countries with developing economies, it may be a local custom that businesses engage in practices that are prohibited by the FCPA or other applicable laws and regulations. In addition, we use various third parties to sell our solutions and conduct our business abroad. We or our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and we can be held liable for the corrupt or other illegal activities of these third-party intermediaries, our employees, representatives, contractors, partners and agents, even if we do not explicitly authorize such activities. We continue to update and implement our FCPA/anti-corruption compliance program and no assurance can be given that all of our employees and agents, as well as those companies to which we outsource certain of our business operations, will not take actions in violation of our policies and applicable law, for which we may be ultimately held responsible.

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

In the ordinary course of our business, we and our current or future third-party collaborators, service providers, contractors and consultants collect, process, store, disclose and use personal information (also referred to as “personal data” or “personally identifiable information” under certain data privacy laws) and other data provided by our customers and their end users. We rely on encryption and authentication technology licensed from third parties to effectively secure transmission of this information.

We are, or may become subject to various federal, state, local and foreign laws, related regulations, and industry standards regarding privacy and the collection, processing, storage, sharing, disclosure, use or protection of personal information and other data. The scope of these laws is changing, they are subject to differing interpretations from one jurisdiction to another, and they may be costly to comply with and may be inconsistent between countries and jurisdictions or conflict with other rules or our practices. As a result, our practices may not have complied in the past or may not comply now or in the future with all such laws, regulations, requirements or obligations.

In the United States, our collection, processing, storage, disclosure and use of personal information is subject to a variety of laws and regulations, including federal and state data privacy laws, data breach notification laws, and consumer protection laws. Many state legislatures have adopted legislation that regulates how businesses operate online, including measures relating to privacy, data security, and data breaches. For example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (“CPRA”) created new individual privacy rights for consumers (as that term is broadly defined), places increased privacy and security obligations on entities handling personal data of consumers or households, and creates a new state agency that will be vested with authority to implement and enforce the CPRA. The CPRA took effect on January 1, 2023, and it may require us to modify our data collection or processing practices and policies and to incur substantial costs and expenses in an effort to comply and increase our potential exposure to regulatory enforcement and/or litigation. Virginia, Colorado, Connecticut, and Utah have passed similar laws, all of which come into force in 2023, reflecting a trend toward more stringent privacy legislation in the United States. Other states, including California and Massachusetts, have also passed specific laws mandating reasonable security measures for the handling of personal information.

In Europe, we are subject to the European Union General Data Protection Regulations (Regulation (EU) 2016/679) (the “EU GDPR”) and to the United Kingdom General Data Protection Regulation and Data Protection Act 2018 (the “UK GDPR”) (the EU GDPR and UK GDPR referred to collectively as the “GDPR”). The GDPR imposes comprehensive compliance obligations regarding our processing of personal data, including a principle of accountability and the obligation to demonstrate compliance through policies, procedures, training, and audits. Further, the GDPR regulates cross-border transfers of personal data out of the European Economic Area (“EEA”) and the United Kingdom (“UK”). On July 16, 2020, the Court of Justice of the European Union (the “CJEU”) ruled in its decision in the case of Data Protection Commissioner v. Facebook Ireland Limited, Maximillian Schrems (Case C-311/18) (“Schrems II”) that the EU-US Privacy Shield Framework (“Privacy Shield”) was invalid and could no longer be relied upon as a basis for international transfers of personal data out of the EEA to relevant self-certified U.S. entities. The CJEU further noted that reliance on the European Commission Standard Contractual Clauses (“SCCs”) (a potential alternative transfer mechanism to the Privacy Shield) alone may not necessarily be sufficient in all circumstances and that transfers must be assessed on a case-by-case basis. Synchronoss and our customers continue to use alternative transfer strategies, including the SCCs. As the enforcement landscape further develops, supervisory authorities issue further guidance on international data transfers, and governments work to reach agreements on additional transfer mechanisms, we may experience additional costs, complaints and/or regulatory investigations or fines; we may have to stop using certain tools and vendors and make other operational changes; we have had to and will have to implement revised SCCs for existing customer and vendor arrangements within required time frames; and/or it could otherwise affect the manner in which we provide our services, and could adversely affect our business, operations and financial condition. Failure to comply with the EU GDPR and the UK GDPR could result in penalties under each of these regimes independently in the respect of the same violation. Penalties for certain violations are up to the greater of EUR 20 million / GBP 17.5 million or 4% of our global annual turnover. In addition to fines, a violation of the GDPR may result in regulatory investigations, reputational damage, orders to cease/change our data processing activities, enforcement notices, assessment notices (for compulsory audits) and/or civil claims (including class action lawsuits).

We are also subject to evolving EU and UK privacy laws on cookies, tracking technologies and e-marketing. If regulators continue their trend of increasing enforcement of the strict approach to opt-in consent for all but essential use cases and given the complex and evolving nature of EU and UK privacy laws, this may lead to substantial costs, require significant systems changes, limit the effectiveness of our marketing activities, require that we divert the attention of our technology personnel, adversely affect our margins, subject us to additional liabilities and there can be no assurances that we will be successful in our compliance efforts.

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

Changes in, or interpretations of, tax rules and regulations, results of tax audits and other factors, including timing of tax refund receipt, could cause fluctuations in or adversely affect our effective tax rates and operating results.

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

We are subject to income taxes as well as non-income-based taxes, in both the U.S. and various foreign jurisdictions. Many judgments are required in determining our worldwide provision for income taxes and other tax liabilities, and we are under audit by various tax authorities, which often do not agree with positions taken by us on our income and non-income-based tax returns. We currently have significant income tax refunds that are receivable from the U.S. government based in part on provisions in the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). Any changes in, or interpretations of, tax rules and regulations or legislative changes to the CARES Act or significant delays in receiving our tax refund could adversely impact our financial position and results. Although we believe that our estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in our consolidated financial statements and may materially affect our financial results in the period or periods for which such determination is made. Unanticipated changes in our tax rates could affect our future results of operations. Our future effective tax rates could be unfavorably affected by changes in tax laws or the interpretation of tax laws or by changes in the valuation of our deferred tax assets and liabilities. In August 2022, the Inflation Reduction Act of 2022 (the “IRA”) was signed into law. This law, among other things, provides for a corporate alternative minimum tax on adjusted financial statement income (effective for us beginning in fiscal 2024), and an excise tax on corporate stock repurchases (effective for our share repurchases after December 31, 2022), and we are continuing to evaluate the impact it may have on our financial position and results of operations. There are several proposed changes to U.S. and non-U.S. tax legislation and the ultimate enactment of any of them could have a negative impact on our effective tax rate. It is possible that future requirements, including the recently proposed implementation of International Financial Reporting Standards (“IFRS”) could change our current application of U.S. GAAP, resulting in a material adverse impact on our financial position or results of operations. In addition, we are subject to the continued examination of our income tax returns by the Internal Revenue Service (“IRS”), and other tax authorities. These examinations may challenge certain of our tax positions, such as the timing and amount of deductions and allocations of taxable income to various jurisdictions. We regularly assess the likelihood of outcomes resulting from these examinations, if any, to determine the adequacy of our provision for income taxes. We believe our estimates to be reasonable, but there can be no assurance that the final determination of any of these examinations will not have an adverse effect on our operating results and financial position.

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

We have, and in the future may be, the target of stockholder derivative complaints or other securities related legal actions. The existence of any litigation may have an adverse effect on our reputation with referral sources and our customers themselves, which could have an adverse effect on our results of operations and financial condition. The outcome and amount of resources needed to respond to, defend or resolve lawsuits is unpredictable and may remain unknown for long periods of time. Our exposure under these matters may also include our indemnification obligations, to the extent we have any, to current and former officers and directors and, in some cases former underwriters, against losses incurred in connection with these matters, including reimbursement of legal fees and other expenses. For instance, on June 7, 2022, the SEC filed a civil action against two former members of our management team, alleging misconduct arising out of the restated transactions that took place in 2015 and 2016 investigated by the Securities and Exchange Commission (“SEC”). We may be required to indemnify these individuals in connection with such action. The Company may be required to indemnify the former members of the Company’s management team for a loss. Although we maintain insurance for claims of this nature, our insurance coverage does not apply in all circumstances and may be denied or insufficient to cover the costs related to the class action and stockholder derivative lawsuits. Large indemnity payments, individually or in the aggregate, could have a material impact on our financial position. In addition, future lawsuits or legal claims involving us may increase our insurance premiums, deductibles or co-insurance requirements or otherwise make it more difficult for us to maintain or obtain adequate insurance coverage on acceptable terms, if at all. Moreover, adverse publicity associated with negative developments in any such legal proceedings could decrease customer demand for our services. As a result, future lawsuits involving us, or our officers or directors, could have a material adverse effect on our business, reputation, financial condition, results of operations, liquidity and the trading price of our common stock.

Other than payment of dividends on our previous Series A Preferred Stock and our current Series B Preferred Stock, we have never paid dividends on our capital stock and we do not anticipate paying any dividends in the foreseeable future. Consequently, any gains from an investment in our common stock will likely depend on whether the price of our common stock increases.

Other than the payment of dividends, either in-kind or in cash, on our previous Series A Preferred Stock and our current Series B Preferred Stock in accordance with the Series B Certificate, we have not paid dividends on any of our classes of capital stock and we currently intend to retain our future earnings, if any, to fund the development and growth of our business. In addition, the terms of our current credit agreement and any future indebtedness that we may incur could preclude us from paying dividends. As a result, capital appreciation, if any, of our common stock will be a shareholder’s sole source of gain for the foreseeable future. Consequently, in the foreseeable future, a shareholder will likely only experience a gain from an investment in our common stock if the price of our common stock increases.

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

We have incurred (and expect to continue to incur) significant costs in connection with the restatement of previously issued consolidated financial statements.

We have incurred significant expenses, including audit, legal, consulting and other professional fees, and lender and noteholder consent fees, in connection with certain financial transactions that we effected in 2015 and 2016 and our disclosure of and accounting for such transactions, which we restated in the third quarter of 2018 in our restated annual and quarterly financial statements for 2015 and 2016. That restatement followed our announcement on June 13, 2017 (the “June 2017 Announcement”), that certain of our prior financial statements would need to be restated. On June 7, 2022, the SEC approved the Offer of Settlement and filed an Order Instituting Cease-And-Desist Proceedings pursuant to Section 21C of the Securities Exchange Act of 1934, Making Findings, and Imposing a Cease-And-Desist Order (the “SEC Order”). Pursuant to the terms of the SEC Order, we consented to pay a civil penalty in the amount of $12.5 million in equal quarterly installments over two years and to cease and desist from committing or causing any violations of Sections 10(b), 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Exchange Act and the associated rules thereunder. These quarterly settlement payments will divert cash resources and could adversely impact our business, results of operations and financial condition. Also on June 7, 2022, the SEC filed a civil action against two former members of the Company’s management team, alleging misconduct arising out of the restated transactions that took place in 2015 and 2016 investigated by the SEC as set forth above. We may be required to indemnify the former members of management in that action. Due to the inherent uncertainty of litigation, we cannot predict the outcome of the litigation and can give no assurance that the asserted claims will not have a material adverse effect on its financial position, prospects, or results of operations. In addition, failure to comply with the provisions of the SEC Order could result in further actions by one or both governmental agencies which could have a material adverse effect on our results of operations.

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

As of December 31, 2022 BRF owned 13.3% of our outstanding common stock and all of our Series B Preferred Stock. As a result, BRF holds significant influence over us as a significant shareholder and may have conflicts of interest that arise out of current or future contractual relationships it or its affiliates may have with us. In addition, for so long as BRF and its affiliates beneficially own at least 10% of our outstanding common stock, BRF will have the right to nominate one member of our board of directors pursuant to an investor rights agreement.

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

The indenture under which the Senior Notes were issued offers limited protection to holders of the Senior Notes. The terms of the indenture and the Senior Notes does not restrict our or any of our subsidiaries’ ability to engage in, or otherwise be a party to, a variety of corporate transactions, circumstances or events that could have an adverse impact on our investment in the Senior Notes. In particular, the terms of the indenture and the Senior Notes do not place any restrictions on our or our subsidiaries’ ability to:

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

On August 16, 2022, President Biden signed into law the IRA, which, among other things, imposes a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded domestic corporations and certain domestic subsidiaries of publicly traded foreign corporations. This excise tax is imposed on the repurchasing corporation itself, not its stockholders from which shares are repurchased. Generally, the amount of the excise tax is 1% of the fair market value of the shares repurchased at the time of the repurchase. For the purposes of calculating the excise tax, the repurchasing corporation is permitted to net the fair market value of certain new stock issuances against the fair market value of the stock repurchases that occur in the same taxable year. On December 27, 2022, the U.S. Treasury Department issued a notice that provides interim guidance regarding the application of the 1% excise tax pending forthcoming proposed regulations. The IRA excise tax applies to repurchases and redemptions that occur after December 31, 2022.

Pursuant to the Certificate of Designation setting forth the rights, preferences, privileges, qualifications, restrictions and limitations on the Series B Preferred Stock (the “Series B Certificate”), each share of Series B Preferred Stock will be redeemable at the option of the holder upon the occurrence of a “Fundamental Change” (i) for cash at a price per share equal to the Liquidation Preference (as defined in the Series B Certificate) and the accrued but unpaid dividends or (ii) for 1.5 times par in the case of payment in shares of common stock, subject to certain limitations on the amount of stock that could be issued to the holders of Series B Preferred Stock. In addition, we are permitted to redeem outstanding shares of the Series B Preferred Stock at any time for the sum of the then-applicable Liquidation Preference and the accrued but unpaid dividends. Pursuant to the Series B Certificate, we will be required to use (i) the first $50.0 million of proceeds from certain transactions (i.e., disposition, sale of assets, tax refunds) received by the Company to redeem for cash, shares of the Series B Preferred Stock, on a pro rata basis among each holder of Series B Preferred Stock and (ii) the next $25.0 million of proceeds from certain transactions received by us may be used by us to buy back shares of common stock and to the extent, not used for such purpose, to redeem, for cash, shares of the Series B Preferred Stock, on a pro rata basis among each holder of the Series B Preferred Stock.

We expect that each redemption of Series B Preferred Stock after December 31, 2022 will be subject to the 1% excise tax. Whether and to what extent we would be subject to the excise tax would depend on a number of factors, including (i) the fair market value of the redemptions and repurchase, (ii) the nature and amount of any equity issuances within the same taxable year and (iii) the regulations and other guidance issued by the U.S. Treasury Department and the IRS. The 1% excise tax may increase our costs and impact our operations. This could have an adverse effect on our margins and financial position and would negatively affect our revenues and results of operations and/or trading price of our common stock.

Our common stock could be delisted from Nasdaq, which would seriously harm the liquidity of our common stock.

Nasdaq requires listing issuers to comply with certain standards in order to remain listed on its exchange. If, for any reason, Nasdaq should delist our common stock from trading on its exchange and we are unable to obtain listing on another reputable national securities exchange, a reduction in some or all of the following may occur, each of which could materially adversely affect our stockholders:

• the liquidity and marketability of our common stock;
• the market price of our common stock;
• our ability to obtain financing for the continuation of our operations;
• the number of institutional and general investors that will consider investing in our common stock;
• the number of market makers in our common stock;
• the availability of information concerning the trading prices and volume of our common stock; and
• the number of broker-dealers willing to execute trades in shares of our common stock.

On December 27, 2022, we received notice from Nasdaq indicating that we are no longer in compliance with the Nasdaq Listing Rules minimum bid requirement (the “Minimum Bid Requirement”). If we fail to regain compliance within the allotted compliance periods, including any extensions that may be granted by Nasdaq, Nasdaq will provide notice that our common stock will be subject to delisting. We would then be entitled to appeal Nasdaq’s determination, but there can be no assurance that Nasdaq would grant our request for continued listing. We intend to monitor the closing bid price of our common stock and consider options to comply with the Minimum Bid Requirement.

In addition, if we fail to regain compliance to be eligible to trade on Nasdaq, we may have to pursue trading on a less recognized or accepted market, such as the over the counter markets, our common stock may be traded as a “penny stock” which would make transactions in our common stock more difficult and cumbersome, and we may be unable to access capital on favorable terms or at all, as companies trading on alternative markets may be viewed as less attractive investments with higher associated risks, such that existing or prospective institutional investors may be less interested in, or prohibited from, investing in our common stock. This may also cause the market price of our common stock to further decline.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES

We lease approximately 120,000 square feet of office space for our corporate headquarters in Bridgewater, New Jersey. We have other leases in certain countries including Australia, India, Japan, Ireland, Italy and in various states in the United States including Arizona and Pennsylvania. The lease terms for our locations expire in the years between 2023 and 2028. We believe that the facilities we now lease are sufficient to meet our needs through at least the next twelve months.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

As of December 31, 2022, our common stock was traded and listed on The Nasdaq Global Select Market under the symbol “SNCR.”
As of December 31, 2022, there were approximately 52 named holders of record of our common stock as according to our transfer agent. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by banks, brokers and other nominees. On December 31, 2022, the last reported sale price of our common stock as reported on The Nasdaq Global Select Market was $0.62 per share.

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

The rights, preferences, privileges, qualifications, restrictions and limitations of the shares of Series B Preferred Stock are set forth in the Series B Certificate. Under the Series B Certificate, the holders of the Series B Preferred Stock are entitled to receive, on each share of Series B Preferred Stock on a quarterly basis, an amount equal to the dividend rate, as described in the following sentence, divided by four and multiplied by the then-applicable Liquidation Preference per share of Series B Preferred Stock (collectively, the “Preferred Dividends”). The dividend rate is (1) 9.5% per annum for the period commencing on June 30, 2021 and ending on and including December 31, 2021, (2) 13% per annum for the year commencing on January 1, 2022 and ending on and including December 31, 2022; and (3) 14% per annum for the year commencing on January 1, 2023 and thereafter. The Preferred Dividends will be due in cash on January 1, April 1, July 1 and October 1 of each year (each, a “Series B Dividend Payment Date”). The Company may choose to pay the Series B preferred dividends in cash or in additional shares of Series B Preferred Stock. In the event the Company does not declare and pay a dividend in cash on any Series B Dividend Payment Date, the unpaid amount of the Preferred Dividend will be added to the Liquidation Preference. As of December 31, 2022, the Liquidation Value and Redemption Value of the Series B Preferred Shares was $73.0 million.

The Company paid the following Series B preferred dividends and principal during the year ended December 31, 2022 and accrued the following preferred dividends as of December 31, 2022:

•First quarter: paid $1.8 million preferred dividends in the form of cash.
•Second quarter:
•paid $2.4 million preferred dividends in the form of Series B preferred shares (paid-in-kind);
•made a $2.5 million principal and interest payment to redeem 2,438 shares of Series B Preferred stock;
•made a $4.4 million principal and interest payment to redeem 4,300 shares of Series B Preferred stock.
•Third quarter: paid $2.3 million preferred dividends in the form of cash.

•Fourth quarter:
•paid $2.3 million preferred dividends in the form of cash;
•accrued $2.3 million preferred dividends which was paid in the form of cash on January 3, 2023.

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

Redemption of Series A Preferred Stock

The Company redeemed in full all of the 268,917 outstanding shares of the Series A Preferred Stock for an aggregate redemption price of $278.7 million and all rights under the Investor Rights Agreement relating to the Series A Preferred Stock were terminated effective with the Redemption. No Series A Preferred Stock remains outstanding or authorized as of December 31, 2022.

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

Stock Performance Graph

The graph set forth below compares the cumulative total stockholder return on our common stock between December 31, 2017 and December 31, 2022, with the cumulative total return of (i) the Nasdaq Computer Index and (ii) the Nasdaq Composite Index, over the same period. This graph assumes the investment of $100 on December 31, 2017 in our common stock, the Nasdaq Computer Index and the Nasdaq Composite Index, and assumes the reinvestment of dividends, if any. The graph assumes the initial value of our common stock on December 31, 2017 was the closing sales price of $8.94 per share.

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

DOLLARS
320
300
280
260
240
220
200
180
160
140
120
100
80
60
40
20
0
December 31, 2017
December 31, 2018
December 31, 2019
December 31, 2020
December 31, 2021
December 31, 2022
Synchronoss Technologies, Inc.
Nasdaq Composite Index
Nasdaq Computer Index

	December 31, 2017	December 31, 2018	December 31, 2019	December 31, 2020	December 31, 2021	December 31, 2022
Synchronoss Technologies, Inc.	$100	$69	$53	$53	$27	$7
Nasdaq Composite Index	$100	$96	$130	$187	$227	$152
Nasdaq Computer Index	$100	$96	$145	$217	$299	$192

ITEM 6. [Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. The MD&A should be read in conjunction with the Financial Statements and Notes to the consolidated financial statements. This section of this Form 10-K generally discusses 2022 and 2021 items and year-to-year comparisons between 2022 and 2021. Discussions of 2020 items and year-to-year comparisons between 2021 and 2020 are not included in this Form 10-K, and can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

The Company’s top five customers accounted for 73.4%, 68.2% and 68.0% of net revenues for the years ended December 31, 2022, 2021 and 2020, respectively. Contracts with these customers typically run for three to five years. Of these customers, Verizon accounted for more than 10% of the Company’s revenues in 2022, 2021, and 2020. The loss of Verizon as a customer would have a material negative impact on our company. However, we believe that the costs incurred and subscriber disruption by Verizon to replace Synchronoss’ solutions would be substantial.

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

Discussion of the Consolidated Statements of Operations

The following table presents an overview of our results of operations for the years ended December 31, 2022 and 2021 (in thousands).

	Twelve Months Ended December 31,		2022 vs 2021
	2022	2021	$ Change
Net revenues	$252,628	$280,615	$(27,987)
Cost of revenues[1]	91,702	109,050	(17,348)
Research and development	55,620	64,337	(8,717)
Selling, general and administrative	70,326	84,991	(14,665)
Restructuring charges	1,905	5,189	(3,284)
Depreciation and amortization	31,753	36,065	(4,312)
Total costs and expenses	251,306	299,632	(48,326)
Income (loss) from operations	$1,322	$(19,017)	$20,339
________________________________
1    Cost of revenues excludes depreciation and amortization which are shown separately.

Net revenues decreased $28.0 million to $252.6 million for the year ended December 31, 2022, compared to the same period in 2021. The overall change in revenue was a result of the dissolution of CCMI in the prior year, expected impact from the sale and product sunsetting of the non-strategic DXP and Activation assets earlier in 2022, the expected deferred revenue run-off in the current quarter, unfavorable foreign exchange impact related to current macroeconomic conditions and temporary slowdowns in purchasing activity. The change in revenue was partially offset by Cloud subscriber growth.

Cost of revenues decreased $17.3 million to $91.7 million for the year ended December 31, 2022, compared to the same period in 2021. The decrease in 2022 is primarily attributable to the year over year change in revenue and favorable shift to higher margin products.

Research and development expense decreased $8.7 million to $55.6 million for the year ended December 31, 2022, compared to the same period in 2021. Consistent with prior year, the decrease in 2022 is primarily attributable our continued efforts to reduce spend and cost savings from the DXP Business unit divestiture.

Selling, general and administrative expense decreased $14.7 million to $70.3 million for the year ended December 31, 2022, compared to the same period in 2021. The decrease is primarily driven by executed cost savings initiatives which included headcount reductions, reduced vendor spending and lower facility costs.

Restructuring charges were $1.9 million for the year ended December 31, 2022. The restructuring charges were primarily driven by our strategic cost savings initiatives to streamline our business operations, reduce headcount and align our resources with our key strategic priorities.

Depreciation and amortization expense decreased $4.3 million for the year ended December 31, 2022. The decrease was primarily attributable to the expiration of amortizable acquired assets in combination with reduced capital expenditures mainly as a result of the data center consolidation project and efforts to streamline business operations, partially offset by the increased amortization of capitalized software.

Income tax. The Company recognized approximately $1.9 million in related income tax expense and $7.2 million in related income tax benefit during the years ended December 31, 2022 and 2021, respectively. The effective tax rate was approximately (31.7)% for the year ended December 31, 2022, which was lower than the U.S. federal statutory rate primarily due to the impact of Global Intangible Low-Taxed Income, attributable to income in foreign jurisdictions and the impact of the U.S. capitalization of research expenses effective January 1, 2022, and the divestiture of the DXP and Activation assets during the second quarter. This decrease was partially offset by loss jurisdictions where full valuation allowances have been recorded and foreign income tax credits generated in the period. The Company’s effective tax rate was approximately 23.7% for the year ended December 31, 2021, which higher than the U.S. statutory rate primarily due to the benefit of the CARES Act provision allowing for a 5 year carryback of Net Operating Losses arising in 2018, 2019 and 2020, offset by certain unfavorable permanent book-tax differences.

Liquidity and Capital Resources

As of December 31, 2022, our principal sources of liquidity have been cash provided by operations. Our cash and cash equivalents balance was $21.9 million at December 31, 2022. We anticipate that our principal uses of cash and cash equivalents will be to fund our business, including technology expansion and working capital.

At December 31, 2022, our non-U.S. subsidiaries held approximately $9.4 million of cash and cash equivalents that are available for use by all of our operations around the world. At this time, we believe the funds held by all non-U.S. subsidiaries will be permanently reinvested outside of the U.S. However, if these funds were repatriated to the U.S. or used for U.S. operations, certain amounts could be subject to U.S. tax for the incremental amount in excess of the foreign tax paid. Due to the timing and circumstances of repatriation of these earnings, if any, it is not practical to determine the unrecognized deferred tax liability related to the amount.

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

During the fourth quarter of 2021, the Company sold $16.1 million aggregate principal amount of Senior Notes under the Sales Agreement. The additional Senior Notes sold have terms identical to the initial Senior Notes and are be fungible and vote together with the initial Senior Notes immediately upon issuance. The Senior Notes and initial Senior Notes are listed and trade on The Nasdaq Global Market under the symbol “SNCRL.”

The total fair value of the outstanding Senior Notes was $101.3 million as of December 31, 2022. The Company is in compliance with its debt covenants as of December 31, 2022.

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

Certificate of Designation of the Series B Preferred Stock

The rights, preferences, privileges, qualifications, restrictions and limitations of the shares of Series B Preferred Stock are set forth in the Series B Certificate. Under the Series B Certificate, the holders of the Series B Preferred Stock are entitled to receive, on each share of Series B Preferred Stock on a quarterly basis, an amount equal to the dividend rate, as described in the following sentence, divided by four and multiplied by the then-applicable Liquidation Preference per share of Series B Preferred Stock (collectively, the “Preferred Dividends”). The dividend rate is (1) 9.5% per annum for the period commencing on June 30, 2021 and ending on and including December 31, 2021, (2) 13% per annum for the year commencing on January 1, 2022 and ending on and including December 31, 2022; and (3) 14% per annum for the year commencing on January 1, 2023 and thereafter. The Preferred Dividends will be due in cash on January 1, April 1, July 1 and October 1 of each year (each, a “Series B Dividend Payment Date”). The Company may choose to pay the Series B Preferred Dividends in cash or in additional shares of Series B Preferred Stock. In the event the Company does not declare and pay a dividend in cash on any Series B Dividend Payment Date, the unpaid amount of the Preferred Dividend will be added to the Liquidation Preference. As of December 31, 2022, the Liquidation Value and Redemption Value of the Series B Preferred Shares was $73.0 million.

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

Redemption of Series A Preferred Stock

The net proceeds from the common stock public offering, Senior Note offering and the Series B Transaction were used in part to fully redeem all outstanding shares of the Company’s Series A Preferred Stock on June 30, 2021 (the “Redemption”). The Company redeemed in full all of the 268,917 outstanding shares of the Series A Preferred Stock for an aggregate Redemption Price of $278.7 million and all rights under the Investor Rights Agreement relating to the Series A Preferred Stock were terminated effective with the Redemption. No Series A Preferred Stock remains outstanding or authorized as of December 31, 2022.

Discussion of Cash Flows

A summary of net cash flows follows (in thousands):

	Twelve Months Ended December 31,		Change
	2022	2021	2022 vs 2021
Net cash provided by (used in):
Operating activities	$17,359	$4,945	$12,414
Investing activities	$(13,166)	$(23,943)	$10,777
Financing activities	$(13,276)	$16,188	$(29,464)

Our primary source of cash is receipts from revenue. The primary uses of cash are personnel and related costs, telecommunications and facility costs related primarily to our cost of revenue and general operating expenses including professional service fees, consulting fees, building and equipment maintenance and marketing expense.

Cash flows from operating activities for the year ended December 31, 2022 was $17.4 million of cash provided by operating activities, as compared to $4.9 million of cash provided by operating activities for the same period in 2021. The increase of cash provided by operating activities of $12.4 million was mainly driven by continued growth in cloud subscribers, reduced operating costs, and $4.3 million federal tax refunds received in the second quarter of 2022.

Cash flows from investing activities for the year ended December 31, 2022 was $13.2 million of cash used by investing activities, as compared to $23.9 million in cash used by investing activities during the same period in 2021. The cash used for investing activities in the current year and prior year was primarily related to increased investment in product development for our Cloud offering and capitalization of associated labor costs. This investment was offset in the current period by the $8 million of cash received as part of the DXP Business sale.

Cash flows from financing activities for the year ended December 31, 2022 was $13.3 million of cash used by financing activities, as compared to $16.2 million of cash provided for the same period in 2021, primarily due to principal and interest payments associated with the redemption of Series B Preferred Stock in 2022.

Effect of Inflation

Inflationary increases in certain input costs, such as occupancy, labor and benefits, and general administrative costs, have impacted our business. Management does not believe these impacts have had a material impact on our results of operations during the 2022, 2021 and 2020. We cannot assure you, however, that we will not be affected by general inflation in the future.

Contractual Obligations
Our contractual obligations consist of office and laptop leases, notes payable and related interest as well as contractual commitments under third-party hosting, software licenses and maintenance agreements. The following table summarizes our long‑term contractual obligations as of December 31, 2022 (in thousands).

	Payments Due by Period
	Total	2023	2024-2026	2027-2028	Thereafter
Finance lease obligations	$940	$483	$457	$—	$—
Interest	44,307	11,815	32,492	—	—
Operating lease obligations	42,516	8,007	24,045	10,464	—
Purchase obligations[1]	48,599	20,343	28,256	—	—
Senior Note Payable	141,077	—	141,077	—	—
Total	$277,439	$40,648	$226,327	$10,464	$—
_____________________________
1    Amounts represent obligations associated with colocation agreements and other customer delivery related purchase obligations.

Uncertain Tax Positions

Unrecognized tax positions are $4.4 million at December 31, 2022. We are not able to reasonably estimate when we would make any cash payments required to settle these liabilities, but we do not believe that the ultimate settlement of our obligations will materially affect our liquidity. We do not expect that the balance of unrecognized tax benefits will significantly increase or decrease over the next twelve months.

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

Significant accounting policies that we employ are presented in the Notes to our Consolidated Financial Statements in Item 8 Note 2. Summary of Significant Accounting Policies. There were no significant changes in our critical accounting policies and estimates discussed in our Form 10-K during the year ended December 31, 2022.

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

While we believe we have identified all reasonably identifiable exposures and that the reserve we have established for identifiable exposures is appropriate under the circumstances, it is possible that additional exposures exist and that exposures may be settled at amounts different than the amounts reserved. It is also possible that changes in facts and circumstances could cause us to either materially increase or reduce the carrying amount of our tax reserves. In general, tax returns for the year 2018 and thereafter are subject to future examination by tax authorities.

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

Goodwill

Goodwill is our largest intangible asset. At December 31, 2022, our goodwill balance was $210.9 million, representing approximately 53% of total assets. Goodwill represents the excess of the purchase price over the fair value of assets acquired, including other definite-life intangible assets. Our policy is to perform an impairment test of goodwill at least annually, and more frequently if events or circumstances occurred that would indicate a reduced fair value in our reporting units could exist. Typically, we perform a qualitative assessment in the fourth quarter of the fiscal year to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying value. As part of this qualitative assessment, we perform a quantitative assessment where necessary in substantiating our qualitative assessment.

During our qualitative assessment we make significant estimates, assumptions, and judgments, around the financial performance of the Company, changes in our share price, and forecasts of earnings, working capital requirements, and cash flows. We consider the reporting unit's historical results and operating trends as well as any strategic difference from our historical results when determining these assumptions.

If we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill, we perform a quantitative goodwill impairment test. Fair value estimates used in the quantitative impairment test are calculated using a combination of the income and market approaches. The income approach is based on the present value of future cash flows of each reporting unit, while the market approach is based on certain multiples of selected guideline public companies or selected guideline transactions. The approaches incorporate a number of market participant assumptions including future growth rates, discount rates, income tax rates and market activity in assessing fair value and are reporting unit specific. If the carrying amount exceeds the reporting unit's fair value, we recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value. We recognize any impairment loss in operating income.

The fair value measurement associated with the quantitative goodwill impairment test is based on significant inputs that are not observable in the market and thus represents a Level 3 measurement. Significant changes in the underlying assumptions used to value goodwill could significantly increase or decrease the fair value estimates used for impairment assessments.

For our 2022 impairment tests, the Company identified one reporting unit, Core. The Company performed a quantitative impairment assessment, as of October 1, 2022, for the Core reporting unit. The amounts below represent the results of our quantitative assessment.

The table below depicts the methods employed, assumptions used and percentage fair value in excess of carrying value.

2022 Impairment Test
Reporting Unit	Discount Rate	Growth Rate Range	Terminal Growth Rate	Goodwill	Fair Value Exceeds Carrying Value by	Fair Value Method
Core	12.5%	0.0% - 3.0%	2.0%	$203,261	25.3%	Income Approach, Market Approach

The 2022 fair value of the reporting unit was estimated using the income and market approach.

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

Management also applied the market approach to the analysis. For the market approach, we used judgment in identifying the relevant comparable-company market multiples. These estimates and assumptions may vary between each reporting unit depending on the facts and circumstances specific to that unit. If sufficient comparable data is not present, the market approach will not be employed. The discount rate for each reporting unit is influenced by general market conditions as well as factors specific to the reporting unit.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of December 31, 2022 and December 31, 2021 that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

The primary objective of our investment activities is to preserve our capital for the purpose of funding operations, while at the same time maximizing the income, we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and short- and long-term investments in a variety of securities, which could include commercial paper, money market funds and corporate and government debt securities. Our cash and cash equivalents at December 31, 2022 and December 31, 2021 were invested in liquid money market accounts, certificates of deposit and government securities. All market-risk sensitive instruments were entered into for non-trading purposes.

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

Interest Rate Risk

We are exposed to the risk of interest rate fluctuations on the interest income earned on our cash and cash equivalents. A hypothetical 100 basis point movement in interest rates applicable to our cash and cash equivalents outstanding at December 31, 2022 would increase interest income by approximately $0.2 million on an annual basis.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Synchronoss Technologies, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Synchronoss Technologies, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 15, 2023 expressed an unqualified opinion thereon.

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

New or Modified Revenue Arrangements with Multiple Performance Obligations - Identifying contracts, performance obligations and stand-alone selling price
Description of the Matter
As discussed in Note 3. Revenue of the consolidated financial statements, the Company recognized $252.6 million in revenue across all service lines. The Company’s revenue agreements frequently contain multiple performance obligations, and judgment is required to determine which performance obligations are distinct and accounted for separately. These agreements may also contain variable consideration in the form of tiered pricing, contractual minimums or discounts. Judgment is also required to estimate the total contract consideration and to allocate the consideration to each distinct performance obligation. Additionally, the Company may enter into multiple agreements with the same customer, which may affect the identification of the contract, the performance obligations and the allocation of total contract consideration. Auditing the Company’s new or modified revenue arrangements that included multiple performance obligations was complex and involved a high degree of judgment related to management’s identification of performance obligations and its estimate and allocation of contract consideration.

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

Goodwill
Description of the Matter
At December 31, 2022, the Company's goodwill balance was $210.9 million. As discussed in Note 8. Goodwill and Intangibles of the consolidated financial statements, goodwill is tested for impairment at least annually on October 1 at the reporting unit level. Auditing the Company's goodwill impairment test was complex due to the significant judgment required in determining the fair value of the reporting unit. In particular, the fair value estimate was sensitive to significant assumptions that require judgment, including revenue growth rates, free cash flow and operating expenses as a percentage of revenue that affect the amount and timing of future cash flows, long-term growth rates, and the weighted average cost of capital ("discount rate"), which are affected by factors such as general market conditions and recent operating performance.

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
Iselin, New Jersey
March 15, 2023

SYNCHRONOSS TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$21,921	$31,504
Accounts receivable, net	47,024	47,586
Prepaid & other current assets	36,342	42,901
Total current assets	105,287	121,991
Non-current assets:
Property and equipment, net	4,582	6,979
Operating lease right-of-use assets	20,863	26,399
Goodwill	210,889	224,577
Intangible assets, net	47,536	60,335
Loan receivable	4,834	4,834
Other assets, non-current	4,081	5,619
Total non-current assets	292,785	328,743
Total assets	$398,072	$450,734
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,209	$11,097
Accrued expenses	52,115	61,916
Deferred revenues, current	13,859	22,368
Total current liabilities	80,183	95,381
Long-term debt, net of debt issuance costs	134,584	133,104
Deferred tax liabilities	466	560
Deferred revenues, non-current	324	548
Leases, non-current	29,637	36,095
Other non-current liabilities	3,933	9,218
Total liabilities	249,127	274,906
Commitments and contingencies:
Series B Non-Convertible Perpetual Preferred Stock, $0.0001 par value; 150 and 150 shares authorized, 71 and 75 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	68,348	72,505
Redeemable noncontrolling interest	12,500	12,500
Stockholders’ equity:
Common stock, $0.0001 par value; 150,000 and 100,000 shares authorized, 90,853 and 88,305 shares issued; 90,853 and 88,305 outstanding at December 31, 2022 and December 31, 2021, respectively	9	9
Additional paid-in capital	488,848	492,512
Accumulated other comprehensive loss	(44,131)	(32,985)
Accumulated deficit	(376,629)	(368,713)
Total stockholders’ equity	68,097	90,823
Total liabilities and stockholders’ equity	$398,072	$450,734

See accompanying notes to consolidated financial statements.

SYNCHRONOSS TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Twelve Months Ended December 31,
	2022	2021	2020
Net revenues	$252,628	$280,615	$291,670
Costs and expenses:
Cost of revenues[1]	91,702	109,050	121,817
Research and development	55,620	64,337	77,043
Selling, general and administrative	70,326	84,991	89,292
Restructuring charges	1,905	5,189	7,955
Depreciation and amortization	31,753	36,065	43,685
Total costs and expenses	251,306	299,632	339,792
Income (loss) from operations	1,322	(19,017)	(48,122)
Interest income	465	39	1,597
Interest expense	(13,640)	(6,420)	(476)
Gain on divestiture	2,549	—	—
Other income (expense), net	3,447	(4,877)	9,535
Loss from operations, before taxes	(5,857)	(30,275)	(37,466)
(Provision) benefit for income taxes	(1,859)	7,177	27,108
Net loss	(7,716)	(23,098)	(10,358)
Net (loss) income attributable to redeemable noncontrolling interests	(200)	156	(344)
Preferred stock dividend	(9,552)	(35,509)	(37,981)
Net loss attributable to Synchronoss	$(17,468)	$(58,451)	$(48,683)

Earnings (loss) per share:
Basic	$(0.20)	$(0.90)	$(1.16)
Diluted	$(0.20)	$(0.90)	$(1.16)
Weighted-average common shares outstanding:
Basic	86,232	64,734	41,950
Diluted	86,232	64,734	41,950
_____________________________
1    Cost of revenues excludes depreciation and amortization which are shown separately.

See accompanying notes to consolidated financial statements.

SYNCHRONOSS TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)

	Twelve Months Ended December 31,
	2022	2021	2020
Net loss	$(7,716)	$(23,098)	$(10,358)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(11,261)	(3,274)	2,128
Unrealized loss on available for sale securities	—	—	751
Net income (loss) on inter-company foreign currency transactions	115	(1,498)	2,169
Total other comprehensive (loss) income	(11,146)	(4,772)	5,048
Comprehensive loss	(18,862)	(27,870)	(5,310)
Comprehensive (loss) income attributable to redeemable noncontrolling interests	(200)	156	(344)
Comprehensive loss attributable to Synchronoss	$(19,062)	$(27,714)	$(5,654)

See accompanying notes to consolidated financial statements.

SYNCHRONOSS TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Treasury Stock		Additional	Accumulative Other		Total
	Shares	Amount	Shares	Amount	Paid-In Capital	Comprehensive Income (Loss)	Accumulated deficit	Stockholders' Equity
Balance at December 31, 2019	51,704	$5	(7,162)	$(82,087)	$525,739	$(33,261)	$(334,319)	$76,077
Stock based compensation	—	—	—	—	11,246	—	—	11,246
Issuance of restricted stock	(525)	—	—	—	—	—	—	—
Preferred stock dividends accrued	—	—	—	—	(34,451)	—	—	(34,451)
Amortization of preferred stock issuance costs	—	—	—	—	(3,530)	—	—	(3,530)
Shares withheld for taxes in connection with issuance of restricted stock	(2)	—	—	—	—	—	—	—
Net loss attributable to Synchronoss	—	—	—	—	—	—	(10,358)	(10,358)
Non-controlling interest	—	—	—	—	344	—	(344)	—
Total other comprehensive income (loss)	—	—	—	—	—	5,048	—	5,048
Adoption of new credit loss accounting standard	—	—	—	—	—	—	(750)	(750)
Balance at December 31, 2020	51,177	$5	(7,162)	$(82,087)	$499,348	$(28,213)	$(345,771)	$43,282

	Common Stock		Treasury Stock		Additional	Accumulative Other		Total
	Shares	Amount	Shares	Amount	Paid-In Capital	Comprehensive Income (Loss)	Accumulated deficit	Stockholders' Equity
Balance at December 31, 2020	51,177	$5	(7,162)	$(82,087)	$499,348	$(28,213)	$(345,771)	$43,282
Stock based compensation	—	—	—	—	9,259	—	—	9,259
Issuance of restricted stock	1,982	—	—	—	1	—	—	1
Preferred stock dividends accrued	—	—	—	—	(22,718)	—	—	(22,718)
Amortization of preferred stock issuance costs	—	—	—		(12,791)			(12,791)
Issuance of common stock related to acquisition	42,308	4	—	—	109,996	—	—	110,000
Common Stock - Issuance Costs	—	—	—	—	(8,340)	—	—	(8,340)
Retirement of treasury stock	(7,162)	—	7,162	82,087	(82,087)	—	—	—
Net loss attributable to Synchronoss	—	—	—	—	—	—	(23,098)	(23,098)
Non-controlling interest	—	—	—	—	(156)	—	156	—
Total other comprehensive income (loss)	—	—	—	—	—	(4,772)	—	(4,772)
Balance at December 31, 2021	88,305	$9	—	$—	$492,512	$(32,985)	$(368,713)	$90,823

	Common Stock		Treasury Stock		Additional	Accumulative Other		Total
	Shares	Amount	Shares	Amount	Paid-In Capital	Comprehensive Income (Loss)	Accumulated deficit	Stockholders' Equity
Balance at December 31, 2021	88,305	$9	—	$—	$492,512	$(32,985)	$(368,713)	$90,823
Stock based compensation	—	—	—	—	5,771	—	—	5,771
Issuance of restricted stock	2,616	—	—	—	—	—	—	—
Preferred stock dividend	—	—	—	—	(9,409)	—	—	(9,409)
Amortization of preferred stock issuance costs	—	—	—	—	(143)	—	—	(143)
Shares withheld for taxes in connection with issuance of restricted stock	(68)	—	—	—	(83)	—	—	(83)
Net loss attributable to Synchronoss	—	—	—	—	—	—	(7,716)	(7,716)
Non-controlling interest	—	—	—	—	200	—	(200)	—
Total other comprehensive income (loss)	—	—	—	—	—	(11,146)	—	(11,146)
Balance at December 31, 2022	90,853	$9	—	$—	$488,848	$(44,131)	$(376,629)	$68,097

See accompanying notes to consolidated financial statements.

SYNCHRONOSS TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Twelve Months Ended December 31,
	2022	2021	2020
Operating activities:
Net loss from continuing operations	$(7,716)	$(23,098)	$(10,358)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	31,753	34,760	42,672
Impairment of long-lived assets and capitalized software	—	1,305	1,013
Amortization of debt issuance costs	1,391	624	—
Loss on disposals of fixed assets	126	263	12
Gain on sale of DXP Business	(2,549)	—	—
Gain on disposals of intangible assets	—	(550)	(3,477)
Amortization of bond discount	88	9	—
Deferred income taxes	(164)	463	(911)
Stock-based compensation	5,461	9,343	11,137
Contingent consideration obligation	3,638	—	—
Operating lease impairment, net	175	1,353	5,350
Changes in operating assets and liabilities:
Accounts receivable, net	14	(748)	11,703
Prepaid expenses and other current assets	6,954	(4,394)	(1,641)
Accounts payable	3,024	(2,031)	(7,127)
Accrued expenses	(8,430)	3,468	898
Deferred revenues	(8,312)	(21,972)	(43,200)
Other liabilities	(8,094)	6,150	(6,635)
Net cash provided by (used in) operating activities	17,359	4,945	(564)
Investing activities:
Purchases of fixed assets	(1,408)	(1,521)	(885)
Additions to capitalized software	(19,758)	(22,972)	(16,665)
Acquisition of intangible assets	—	—	(400)
Proceeds from the sale of intangibles	—	550	3,600
Proceeds from the sale of DXP Business	8,000	—	—
Maturity of marketable securities available for sale	—	—	11
Net cash used in investing activities	(13,166)	(23,943)	(14,339)

Financing activities:
Share-based compensation-related proceeds, net of taxes paid on withholding shares	—	(1)	—
Taxes paid on withholding shares	(83)	(1)	(9)
Debt issuance costs related to long term debt	—	(8,606)	—
Proceeds from issuance of long term debt	—	141,077	—
Borrowings on revolving line of credit	—	—	10,000
Repayment of revolving line of credit	—	(10,000)	—
Proceeds from issuance of common stock	—	110,000	—
Common stock issuance costs	—	(8,340)	—
Proceeds from issuance of Series B Preferred stock	—	75,000	—
Series B Preferred stock issuance costs	—	(2,495)	—
Series B Preferred dividend paid in the form of cash	(6,455)	(1,781)	—
Redemption of Series B Preferred stock	(6,738)	—	—
Redemption of Series A Preferred stock	—	(278,665)	—
Net cash (used in) provided by financing activities	(13,276)	16,188	9,991
Effect of exchange rate changes on cash	(500)	643	(418)
Net decrease in cash and cash equivalents	$(9,583)	$(2,167)	$(5,330)
Cash and cash equivalents, beginning of period	31,504	33,671	39,001
Cash and cash equivalents, end of period	$21,921	$31,504	$33,671
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$4,562	$3,449	$6,138
Cash refund for income taxes	$5,206	$420	$15,585
Cash paid for interest	$11,822	$3,657	$212
Supplemental disclosures of non-cash investing and financing activities:
Paid in kind dividends on Series A Preferred stock [1]	$—	$31,277	$36,776
Paid in kind dividends on Series B Preferred stock	$2,581	$—	$—
________________________________
1    2021 amounts include amortization of preferred stock issuance costs accelerated due to Series A redemption.

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

The Synchronoss Personal CloudTM solution is designed to create an engaging and trusted customer experience through ongoing content management and engagement. The Synchronoss Personal CloudTM platform is a secure and highly scalable, white label platform that allows our customers’ subscribers to backup and protect, engage with, and manage their personal content and gives our operator customers the ability to increase average revenue per user (“ARPU”) and reduce churn.

Our Synchronoss Personal CloudTM platform is specifically designed to support smartphones, tablets, desktops computers, laptops, wearables for health and wellness, cameras, TVs, security cameras, routers, as well as connected automobiles and homes.

Synchronoss’ Messaging platform powers mobile messaging and mailboxes for hundreds of millions of telecommunication subscribers. Our Advanced Messaging platform is a powerful, secure, intelligent, white label messaging platform that expands capabilities for communications service provider and multi-service providers to offer P2P messaging via Rich Communications Services (“RCS”). Our Mobile Messaging Platform (“MMP”) is poised to provide a single standard ecosystem for onboarding and management to brands, advertisers and message wholesalers.

The Synchronoss NetworkX products provide operators with the tools and software to design their physical network, streamline their infrastructure purchases, and manage and optimize comprehensive network expenses for leading top tier carriers around the globe.

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

Risks and Uncertainties

There continue to be uncertainties regarding the coronavirus ("COVID-19") pandemic and current geopolitical environment. The Company is closely monitoring the impact of the pandemic and geopolitical environment on all aspects of its business, including how it will impact its customers, employees, suppliers, vendors, business partners and distribution channels. While the pandemic or geopolitical environment did not materially affect the Company’s financial results and business operations for the year ended December 31, 2022, the Company is unable to predict the impact these factors will have on its financial position and operating results due to numerous uncertainties. The Company will continue to assess the evolving impact of the COVID-19 pandemic and geopolitical environment and will make adjustments to its operations as necessary.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Recently Issued Accounting Standards

Standards issued not yet adopted

Standard	Description	Effect on the financial statements
Update 2022-04 - Liabilities—Supplier Finance Programs (Subtopic 405-50). Disclosure of Supplier Finance Program Obligations	The amendments in this Update apply to all entities that use supplier finance programs in connection with the purchase of goods and services (herein described as buyer parties). Supplier finance programs, which also may be referred to as reverse factoring,
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
Planned date of adoption: January 1, 2023

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

This transaction closed on May 11, 2022. The Company received the $7.5 million cash payment on the transaction close date. The Company received the $0.5 million payment in escrow during the third quarter in accordance with the terms of the Asset Purchase Agreement. The remaining $1 million escrow payment was recorded into other current assets. This consideration is not contingent on any further actions.

The Company determined the fair value of the earn-out provision was $3.6 million of which $3.0 million was recorded as an other current asset and the remaining portion was recorded as non-current other asset. In the fourth quarter, iQmetrix and the Company agreed that the required performance conditions were not met. This resulted in a write-off of the asset recorded within the Selling, general and administrative expenses line item on the income statement.

The book value of the divested intangible assets associated with the DXP Business was $2.3 million. For the goodwill allocation, the fair value of the core reporting unit was estimated using a combination of the income approach, which incorporates the use of the discounted cash flow method, and the market approach, which incorporates the use of earnings and revenue multiples based on market data. Based on the fair value of the core reporting unit and the aggregate consideration received in the transaction, the Company determined the attributable fair value of goodwill to the DXP Business was $7.6 million. The transaction resulted in a $2.5 million gain for the year ended December 31, 2022.

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

Pursuant to the Purchase and Sale Agreements, the Originators will sell existing and future accounts receivable (and related assets) (the “Receivables”) to SN Technologies in exchange for cash and/or subordinated notes. The Originators and SN Technologies intend the transactions contemplated by the Purchase and Sale Agreements to be true sales to SN Technologies by the respective Originators. Pursuant to the Receivables Purchase Agreement, SN Technologies will in turn grant an undivided security interest to the Administrative Agent in the Receivables in exchange for a credit facility permitting borrowings of up to $15 million outstanding from time to time. Yield is payable to the Administrative Agent under the Receivables Purchase Agreements at a variable rate based on the Norddeutsche Landesbank Girozentrale’s Hanover funding rate plus a 2.35% margin. The Company’s commitment fee shall equal 0.85% per annum on the average daily unused outstanding capital. Pursuant to the Performance Guaranty, the Company guarantees the performance of the Originators of their obligations under the Purchase and Sale Agreements.

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

The Company has not drawn on the A/R Facility as of December 31, 2022.

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

Service Level Standards

Pursuant to certain contracts, the Company is subject to service level standards and to corresponding penalties for failure to meet those standards. All performance-related penalties are reflected as a corresponding reduction of the Company’s revenues. These penalties, if applicable, are recorded in the month incurred and were insignificant for the years ended December 31, 2022, 2021 and 2020, respectively.

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

The unamortized software development costs and amortization expense were as follows:

	Year ended December 31,
	2022	2021	2020
Unamortized software development costs	$30,877	$33,152	$28,512
Software development amortization expense	$18,211	$15,412	$10,843

The Company recognized impairment charges to its capitalized software intangible assets, of nil, $1.3 million and $0.9 million for the years ended December 31, 2022, 2021 and 2020, respectively. The Company includes these impairments within depreciation and amortization in its Consolidated Statements of Operations.

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

The Company’s top five customers accounted for 73.4%, 68.2% and 68.0% of net revenues for the years ended December 31, 2022, 2021 and 2020, respectively. Contracts with these customers typically run for three to five years. Of these customers, Verizon accounted for more than 10% of the Company’s revenues in 2022, 2021, and 2020.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less at the date of acquisition to be cash equivalents.

Accounts Receivable

Accounts receivable include current notes, amounts billed to customers, claims, and unbilled revenue, which consists of amounts recognized as sales but not yet billed. Substantially all amounts of unbilled receivables are expected to be billed and

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

collected in the subsequent year. The Company had unbilled receivable balances of $0.8 million and $4.0 million as of December 31, 2022 and 2021, respectively.

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

This re-evaluation could result in a change to the estimated fair value of the reporting unit. If the fair value of a reporting unit exceeds the carrying amount of the net assets assigned to that reporting unit, goodwill is not impaired.

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

While we believe we have identified all reasonably identifiable exposures and that the reserve we have established for identifiable exposures is appropriate under the circumstances, it is possible that additional exposures exist and that exposures may be settled at amounts different than the amounts reserved. It is also possible that changes in facts and circumstances could cause us to either materially increase or reduce the carrying amount of our tax reserves. In general, tax returns for the year 2018 and thereafter are subject to future examination by tax authorities. Additionally, to the extent we utilize our NOL carryforwards in the future, the tax years in which the attribute was generated may still be adjusted upon examination by the tax authorities in the future period when the attribute is utilized.

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
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Gains or losses resulting from transactions denominated in foreign currencies are included in other income or expense, within the Consolidated Statements of Operations and were as follows:

	Twelve Months Ended December 31,
	2022	2021	2020
Net gain (loss) on foreign currency translations	$2,702	$(5,810)	$4,234

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

Stock-Based Compensation

As of December 31, 2022, the Company maintains three stock-based compensation plans.

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

Revenues by geography are based on the billing addresses of the Company’s customers. The following tables set forth revenues and property and equipment, net by geographic area:

	Year Ended December 31,
	2022	2021	2020
Revenues:
Domestic	$200,086	$225,433	$228,639
Foreign	52,542	55,182	63,031
Total	$252,628	$280,615	$291,670

	Year Ended December 31,
	2022	2021
Property and equipment, net:
Domestic	$2,997	$4,115
Foreign	1,585	2,864
Total PPE, net	$4,582	$6,979

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

	Twelve Months Ended December 31, 2022				Twelve Months Ended December 31, 2021
	Cloud	Digital	Messaging	Total	Cloud	Digital	Messaging	Total
Geography:
Americas	$155,296	$35,535	$9,255	$200,086	$158,283	$47,108	$20,042	$225,433
APAC	1,469	3,308	29,549	34,326	486	4,064	28,022	32,572
EMEA	6,566	1,495	10,155	18,216	7,213	3,284	12,113	22,610
Total	$163,331	$40,338	$48,959	$252,628	$165,982	$54,456	$60,177	$280,615

Service Line:
Professional Services	$14,278	$4,070	$10,080	$28,428	$15,131	$9,244	$12,477	$36,852
Transaction Services	858	6,018	56	6,932	5,852	6,721	12	12,585
Subscription Services	148,195	25,707	32,012	205,914	142,636	35,770	44,765	223,171
License	—	4,543	6,811	11,354	2,363	2,721	2,923	8,007
Total	$163,331	$40,338	$48,959	$252,628	$165,982	$54,456	$60,177	$280,615

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

A contract asset is a right to consideration that is conditional upon factors other than the passage of time. For example, the Company would record a contract asset if it records revenue on a professional services engagement but are not entitled to bill until the Company achieves specified milestones. Contract asset balance at December 31, 2022 is $15.5 million.

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

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Significant changes in the contract liabilities balance (current and noncurrent) during the period are as follows:

Contract Liabilities[1]
Balance - January 1, 2022	$22,916
Revenue recognized in the period	(253,822)
Amounts billed but not recognized as revenue	245,089
Balance - December 31, 2022	$14,183
_____________________________
1    Comprised of deferred revenue.

Revenues recognized during the year ended December 31, 2022 for performance obligations satisfied or partially satisfied in previous periods were immaterial.

Contract acquisition costs

In connection with the adoption of Topic 606 and the related cost accounting guidance under Accounting Standards Codification (“ASC”) 340, the Company is required to capitalize certain contract acquisition costs consisting primarily of commissions and bonuses paid when contracts are signed. For contracts that have a duration of less than one year, the Company follows a Topic 606 practical expedient and expenses these costs over the estimated customer life, because it does not pay commissions upon renewals that are commensurate with the initial contract. During the year ended December 31, 2022, the amount of amortization was immaterial and there was no impairment in relation to costs capitalized.

Contract Fulfillment Costs

Under ASC 340-40, the Company evaluates whether or not it should capitalize the costs of fulfilling a contract. Such costs would be capitalized when they are not within the scope of other standards and: (1) are directly related to a contract; (2) generate or enhance resources that will be used to satisfy performance obligations; and (3) are expected to be recovered. As of December 31, 2022 and 2021, the Company had $1.7 million and $1.5 million of capitalized contract fulfillment costs, respectively.

Transaction price allocated to the remaining performance obligations

Topic 606 requires that the Company disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of December 31, 2022. The Company has elected not to disclose transaction price allocated to remaining performance obligations for:

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

Many of the Company’s performance obligations meet one or more of these exemptions. Specifically, the Company has excluded the following from the Company’s remaining performance obligations, all of which will be resolved in the period in which amounts are known:

•consideration for future transactions, above any contractual minimums;
•consideration for success-based transactions contingent on third-party data;
•credits for failure to meet future service level requirements.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

As of December 31, 2022, the aggregate amount of transaction price allocated to remaining performance obligations, other than those meeting the exclusion criteria above, was $110.9 million, of which approximately 93.28% is expected to be recognized as revenues within 2 years, and the remainder thereafter.

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

The accounts receivable balance on the Company’s consolidated balance sheet as of December 31, 2022 was $47.0 million, net of $0.4 million of allowances. Changes in the allowance were not material for the year ended December 31, 2022. The following table provides a roll-forward of the allowance for credit losses that is deducted from the amortized cost basis of accounts receivable to present the net amount expected to be collected:

Allowance for credit losses
Balance at December 31, 2021	$478
Current period change for expected credit losses	(110)
Balance at December 31, 2022	$368

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
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

The following is a summary of assets, liabilities and redeemable noncontrolling interests and their related classifications under the fair value hierarchy:

	December 31, 2022
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents	$21,921	$21,921	$—	$—
Total assets	$21,921	$21,921	$—	$—
Temporary equity
Redeemable noncontrolling interests[1]	$12,500	$—	$—	$12,500
Total temporary equity	$12,500	$—	$—	$12,500

	December 31, 2021
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents	$31,504	$31,504	$—	$—
Total assets	$31,504	$31,504	$—	$—
Temporary Equity
Redeemable noncontrolling interests[1]	$12,500	$—	$—	$12,500
Total temporary equity	$12,500	$—	$—	$12,500
_____________________________
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

The changes in fair value of the Company’s Level 3 redeemable noncontrolling interests during the year ended December 31, 2022 were as follows:

Redeemable noncontrolling interests
Balance at December 31, 2021	$12,500
Fair value adjustment	(200)
Net loss attributable to redeemable noncontrolling interests	200
Balance at December 31, 2022	$12,500

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

During the second quarter of 2020, the Company entered into an agreement with STIN and AP Capital Holdings II, LLC (“APC”) to divest its remaining equity interest in STIN as well as settle its paid-in-kind purchase money note (“PIK note”) and certain amounts due as of December 31, 2019 in consideration for a $9.0 million secured promissory note (the “Note”), which includes contingent consideration of up to $16.0 million. The Note has an 8% interest rate and a 3-year stated term. As part of the arrangement, APC acquired a majority stake of STIN. Additionally, in the event of a Sale of STIN by APC and STIN at a future date, the Company shall receive 5% of such sale proceeds, after reducing the sale proceeds by any outstanding amounts of the above Note, including any earned contingent consideration. The Company determined the fair value of the Note as of the transaction date to be approximately $4.8 million. The Company determined the fair value of the Note using a discounted cash flow analysis, which discounts the expected future cash flows of the asset to determine its fair value. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement. The Note has been reflected in Loan Receivable on the Consolidated balance sheet. No gain or loss was recognized as a result of the transaction. As of December 31, 2022 the Company reassessed the fair value of the note and there were no material changes.

In connection with the PIK note, the Company recorded a CECL adjustment of $0.8 million which offset the current year accretion of the interest of $0.8 million.

7. Property and Equipment

Property and equipment consist of the following:

	December 31,
	2022	2021
Computer hardware	$116,569	$178,619
Computer software	26,173	52,061
Furniture and fixtures	4,106	5,613
Finance lease right-of-use assets	1,440	1,065
Leasehold improvements	14,547	18,369
Property and equipment, gross	162,835	255,727
Less: Accumulated depreciation	(158,253)	(248,748)
Property and equipment, net	$4,582	$6,979
Depreciation expense was approximately $3.6 million, $6.5 million and $15.6 million for the year ended December 31, 2022, 2021, and 2020, respectively. Amortization of property and equipment recorded under capital leases are included in depreciation expense.

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

The following table shows the adjustments to goodwill during 2022 and 2021:

Goodwill
Balance at December 31, 2020	$232,771
Translation adjustments	(8,194)
Balance at December 31, 2021	$224,577
Goodwill allocated to the sale of DXP Business	(7,567)
Translation adjustments	(6,121)
Balance at December 31, 2022	$210,889
When performing its annual impairment test, the Company compares the fair value of each reporting unit to its carrying amount with the fair values derived from the market approach and the income approach. Under the market approach, the Company estimates fair value based on market multiples of revenue and earnings derived from comparable publicly-traded companies with similar operating and investment characteristics as the reporting unit. The Company weights the fair value derived from the market approach depending on the level of comparability of these publicly-traded companies to the reporting unit. When market comparables are not meaningful or not available, the Company estimates the fair value of a reporting unit using only the income approach. Under the income approach, the Company estimates the fair value of a reporting unit based on the present value of estimated future cash flows. The Company bases cash flow projections on management’s estimates of revenue growth rates and operating margins, taking into consideration industry and market conditions. The Company bases the discount rate on the weighted-average cost of capital adjusted for the relevant risk associated with business-specific characteristics and the uncertainty related to the reporting unit’s ability to execute on the projected cash flows.

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

The Company recognized no impairment charges to its goodwill for the years ended December 31, 2022, 2021, and 2020, respectively.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Other Intangible Assets

The Company’s intangible assets with definite lives consist primarily of technology, capitalized software, trade names, and customer lists and relationships. These intangible assets are being amortized on the straight-line method over the estimated useful lives of the assets. Amortization expense related to intangible assets for the years ended December 31, 2022, 2021 and 2020 was $28.1 million, $28.3 million and $27.0 million, respectively.

The Company recognized impairment charges to its intangible assets of nil, $1.3 million and $0.9 million for the years ended December 31, 2022, 2021 and 2020 respectively. The Company includes these impairments within depreciation and amortization in its Consolidated Statements of Operations.

The Company’s intangible assets consist of the following:

	December 31, 2022
	Cost	Accumulated Amortization	Net
Technology	$96,209	$(95,487)	$722
Customer lists and relationships	118,022	(102,271)	15,751
Capitalized software and patents	94,227	(63,164)	31,063
Trade name	2,437	(2,437)	—
Total	$310,895	$(263,359)	$47,536

	December 31, 2021
	Cost	Accumulated Amortization	Net
Technology	$101,938	$(96,732)	$5,206
Customer lists and relationships	125,115	(103,385)	21,730
Capitalized software and patents	82,910	(49,511)	33,399
Trade name	2,453	(2,453)	—
Total	$312,416	$(252,081)	$60,335
Estimated future amortization expense of its intangible assets for the next five years is as follows:

Year ending December 31,
2023	$21,736
2024	11,733
2025	5,532
2026	1,080
2027	102
Thereafter	—
Total [1]	$40,183
_____________________________
1     As of December 31, 2022, the Company had $7.4 million of capitalized software costs that are currently in the development stage. Amortization of these costs will begin once the software projects are complete and ready for their intended use.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

9. Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2022	2021
Accrued compensation and benefits	$23,834	$29,773
Accrued professional service fees	3,972	3,259
Accrued telecommunications and hosting	2,006	1,736
Accrued income taxes payable	803	1,844
Accrued Series B preferred dividend	2,298	1,781
Accrued operating lease liabilities	5,497	7,491
Accrued third party tech services	1,226	4,277
Accrued 2021 8.375% Senior Notes - Interest	1,969	1,969
Accrued other	10,510	9,786
Total	$52,115	$61,916

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

The following table presents information about the Company's ROU assets and lease liabilities at December 31, 2022:

ROU assets:
Non-current operating lease ROU assets	$20,863

Operating lease liabilities:
Current operating lease liabilities[1]	$5,497
Non-current operating lease liabilities	29,222
Total operating lease liabilities	$34,719
_____________________________
1    Amounts are included in Accrued Expenses on Consolidated Balance Sheets.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

The following table presents information about lease expense and sublease income for the year ended December 31, 2022:

Operating lease cost[1]	$7,320
Other lease costs and income:
Variable lease costs[1,2]	1,620
Operating lease impairments/remeasurements	175
Sublease income[1]	(2,766)
Total net lease cost	$6,349
_____________________________
1    Amounts are included in Cost of revenues, Selling, general and administrative and/or Research and development based on the function that each underlying leased asset supports. This is reflected in the Consolidated Statements of Operations.
2    As part of the Company’s in year cost savings initiatives, the Company closed certain office spaces and terminated various lease agreements. These actions resulted in a $0.7 million ROU asset impairment charge, which was determined by the present value of the forecasted future cash flows for the remaining lease term.

The following table provides the undiscounted amount of future cash flows included in the Company’s lease liabilities at December 31, 2022 for each of the five years subsequent to December 31, 2022 and thereafter, as well as a reconciliation of such undiscounted cash flows to the Company’s lease liabilities at December 31, 2022:

Operating Leases
2023	$8,007
2024	8,170
2025	8,018
2026	7,857
2027	6,191
Thereafter	4,273
Total future lease payments	42,516
Less: amount representing interest	(7,797)
Present value of future lease payments (lease liability)	$34,719

The following table provides the weighted-average remaining lease term and weighted-average discount rates for the Company’s leases as of December 31, 2022:

Operating Leases:
Weighted-average remaining lease term (years), weighted based on lease liability balances	5.31
Weighted-average discount rate (percentages), weighted based on the remaining balance of lease payments	8.0%

The following table provides certain cash flow and supplemental noncash information related to the Company’s lease liabilities for the year ended December 31, 2022:

Operating Leases:
Cash paid for amounts included in the measurement of lease liabilities	$9,903
Lease liabilities arising from obtaining right-of-use assets	—

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

The carrying amounts of the Company’s borrowings were as follows:

Senior Notes	December 31, 2022	December 31, 2021
2021 Non-convertible 8.375% Senior Notes due 2026	$141,077	$141,077
Unamortized discount and debt issuance cost	(6,493)	(7,973)
Carrying value of Senior Notes	$134,584	$133,104

Debt issuance are deferred and amortized into interest expense using the effective interest method.

The total fair value of the outstanding Senior Notes was $101.3 million as of December 31, 2022. The Company is in compliance with its debt covenants as of December 31, 2022.

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

Interest expense

The following table summarizes the Company’s interest expense:

	Twelve Months Ended December 31,
	2022	2021	2020
2021 Non-Convertible 8.375% Senior Notes due 2026:
Amortization of debt issuance costs	$1,391	$625	$—
Interest on borrowings	11,815	5,458	—
Amortization of debt discount	88	9	—
2019 Revolving Credit Facility:
Amortization of debt issuance costs	—	84	52
Commitment fee	—	—	4
Interest on borrowings	—	126	202
Other	346	118	218
Total	$13,640	$6,420	$476

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

12. Accumulated Other Comprehensive (Loss) / Income

The changes in accumulated other comprehensive (loss) income during the years ended December 31, were as follows:

	Balance at December 31, 2021	Other comprehensive loss	Tax effect	Balance at December 31, 2022
Foreign currency	$(29,350)	$(11,261)	$—	$(40,611)
Unrealized (loss) income on intercompany foreign currency transactions	(3,635)	191	(76)	(3,520)
Total	$(32,985)	$(11,070)	$(76)	$(44,131)

	Balance at December 31, 2020	Other comprehensive (loss) income	Tax effect	Balance at December 31, 2021
Foreign currency	$(26,076)	$(3,274)	$—	$(29,350)
Unrealized (loss) income on intercompany foreign currency transactions	(2,137)	(1,984)	486	(3,635)
Total	$(28,213)	$(5,258)	$486	$(32,985)

	Balance at December 31, 2019	Other comprehensive (loss) income	Tax effect	Balance at December 31, 2020
Foreign currency	$(28,204)	$2,128	$—	$(26,076)
Unrealized (loss) income on intercompany foreign currency transactions	(4,306)	3,130	(961)	(2,137)
Unrealized holding gains (losses) on marketable debt securities	(751)	751	—	—
Total	$(33,261)	$6,009	$(961)	$(28,213)

13. Capital Structure

As of December 31, 2022, the Company’s authorized capital stock was 160 million shares of stock with a par value of $0.0001, of which 150 million shares were designated as common stock and 10 million shares were designated as preferred stock, 150 thousand of which were designated Series B Perpetual Non-Convertible Preferred Stock.

Common Stock

Each holder of common stock is entitled to vote on all matters and is entitled to one vote for each share held. Dividends on common stock will be paid when, and if, declared by the Company’s Board of Directors. No common stock dividends have ever been declared or paid by the Company.

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

Treasury Stock

On February 4, 2016, the Company announced that the Board of Directors approved a share repurchase program under which the Company may repurchase up to $100.0 million of its outstanding common stock for 12 to 18 months following the announcement. In 2016, the Company repurchased approximately 1.3 million shares of the Company’s common stock under

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

this program for an aggregate repurchase price of $40.0 million. There were no share repurchases subsequent to 2016. In 2018, in connection with execution of the Share Purchase Agreement, the Company received approximately 6.0 million shares of Synchronoss common stock, which have been recorded as Treasury shares as of December 31, 2020. Additionally, in 2018 the Company retired 3.9 million shares of common stock that were previously repurchased in prior years. Any related additional paid in capital and par values were removed from the common stock numbers. In the second quarter of 2021, the entire balance of Treasury Stock was sold in the underwritten public offering. Treasury Stock balance is nil as of December 31, 2022.

Shelf Registration Statement

On August 19, 2020, the Company filed a universal shelf registration statement with the SEC for the issuance of common stock, preferred stock, debt securities, guarantees of debt securities, warrants and units up to an aggregate amount of $250.0 million (“the 2020 Shelf Registration Statement”). On August 28, 2020, the 2020 Shelf Registration Statement was declared effective by the SEC. As of December 31, 2022, except for the Common Stock offering and the issuance of Senior Notes, the Company has not raised additional capital using the 2020 Shelf Registration Statement.

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

Certificate of Designation of the Series B Preferred Stock

The rights, preferences, privileges, qualifications, restrictions and limitations of the shares of Series B Preferred Stock are set forth in the Series B Certificate. Under the Series B Certificate, the holders of the Series B Preferred Stock are entitled to receive, on each share of Series B Preferred Stock on a quarterly basis, an amount equal to the dividend rate, as described in the following sentence, divided by four and multiplied by the then-applicable Liquidation Preference per share of Series B Preferred Stock (collectively, the “Preferred Dividends”). The dividend rate is (1) 9.5% per annum for the period commencing on June 30, 2021 and ending on and including December 31, 2021, (2) 13% per annum for the year commencing on January 1, 2022 and ending on and including December 31, 2022; and (3) 14% per annum for the year commencing on January 1, 2023 and thereafter. The Preferred Dividends will be due in cash on January 1, April 1, July 1 and October 1 of each year (each, a “Series B Dividend Payment Date”). The Company may choose to pay the Series B Preferred Dividends in cash or in additional shares of Series B Preferred Stock. In the event the Company does not declare and pay a dividend in cash on any Series B Dividend Payment Date, the unpaid amount of the Preferred Dividend will be added to the Liquidation Preference. As of December 31, 2022, the Liquidation Value and Redemption Value of the Series B Preferred Shares was $73.0 million.

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

A summary of the Company’s Series B Preferred Stock balance at December 31, 2022 and changes during the year ended December 31, 2022, are presented below:

	Series B Preferred Stock
	Shares	Amount
Balance at December 31, 2021	75	$72,505
Amortization of preferred stock issuance costs	—	143
Issuance of preferred PIK dividend	3	2,438
Redemption of Series B preferred shares	(7)	(6,738)
Balance at December 31, 2022[1]	71	$68,348
________________________________

1    Series B preferred stock net principal balance of $68.3 million is presented as gross principal balance of $70.7 million net of $2.4 million unamortized issuance costs.

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

Redemption of Series A Preferred Stock

The net proceeds from the common stock public offering, Senior Note offering and the Series B Transaction was used in part to fully redeem all outstanding shares of the Company’s Series A Preferred Stock on June 30, 2021 (the “Redemption”). The Company redeemed in full all of the 268,917 outstanding shares of the Series A Preferred Stock for an aggregate Redemption Price of $278.7 million and all rights under the Investor Rights Agreement relating to the Series A Preferred Stock were terminated effective with the Redemption. No Series A Preferred Stock remains outstanding or authorized as of December 31, 2022. In addition, on June 30, 2021, in connection with the redemption of the Series A Preferred Stock, the Investor Rights Agreement between the Company and Silver terminated.

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

At the annual meeting of stockholders the Company held on June 16, 2022, the stockholders of the Company approved and adopted the Certificate of Amendment of the Company’s restated certificate of incorporation to increase the total number of shares of authorized common stock from 100 million shares to 150 million shares. Additionally, the Company’s stockholders approved the amendment and restatement of the Company’s 2015 Equity Incentive Plan to increase the maximum total number of shares of common stock issuable under the Plans by 12.9 million shares from 29,297,175 shares to a new aggregate total of 42,197,175 shares.

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
As of December 31, 2022, there were 8.0 million shares available for the grant or award under the Company’s 2015 Plan and 1.0 million shares available for the grant or award under the Company’s 2017 New Hire Equity Incentive Plan.

The Company’s performance cash awards granted to executives under the Long Term Incentive (“LTI”) Plans have been accounted for as liability awards, due to the Company’s intent and the ability to settle such awards in cash upon vesting and has reflected such awards in accrued expenses. As of December 31, 2022, the liability for such awards is approximately $0.2 million.

Stock-Based Compensation

The following table summarizes stock-based compensation expense related to all of the Company’s stock awards included by operating expense categories, as follows:

	Twelve Months Ended December 31,
	2022	2021	2020
Cost of revenues	$788	$1,593	$2,409
Research and development	1,728	2,862	4,380
Selling, general and administrative	2,945	4,850	4,348
Total stock-based compensation expense	$5,461	$9,305	$11,137

The following table summarizes stock-based compensation expense related to all of the Company’s stock awards included by award types, as follows:

	Twelve Months Ended December 31,
	2022	2021	2020
Stock options	$2,570	$3,748	$1,308
Restricted stock awards	2,899	5,364	9,743
Performance Based Cash Units	(8)	193	86
Total stock-based compensation before taxes	$5,461	$9,305	$11,137
Tax benefit	$1,062	$1,750	$1,815

The total stock-based compensation cost related to unvested equity awards as of December 31, 2022 was approximately $7.6 million. The expense is expected to be recognized over a weighted-average period of approximately 1.8 years.

The total stock-based compensation cost related to unvested performance-based cash units as of December 31, 2022 was approximately $0.3 million. The expense is expected to be recognized over a weighted-average period of approximately 1.8 years.

Stock Options

Stock options that were granted under the Company’s Plans generally vest 25% of the applicable shares on the first anniversary of the date of grant and thereafter an additional 1/48th for each month of continuous service.

Other than as set forth above, there were no significant changes to the Company’s Stock Option Plans during the year ended December 31, 2022.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

The Company uses the Black-Scholes option pricing model for determining the estimated fair value for stock options. The weighted-average assumptions used in the Black-Scholes option pricing model are as follows:

	Twelve Months Ended December 31,
	2022	2021	2020
Expected stock price volatility	74.1%	82.3%	74.5%
Risk-free interest rate	3.1%	0.7%	1.0%
Expected life of options (in years)	4.15	4.23	4.47
Expected dividend yield	0.0%	0.0%	0.0%
Weighted-average fair value of the options	$0.71	$1.83	$2.79

The following table summarizes information about stock options outstanding as of December 31, 2022:

Options	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2021	4,715	$6.53
Options Granted	3,039	1.22
Options Exercised	—	—
Options Cancelled	(1,113)	8.33
Outstanding at December 31, 2022	6,641	$3.80	5.28	$—
Vested and exercisable at December 31, 2022	2,445	$7.08	3.84	$—

The total intrinsic value of stock options exercised during the year ended December 31, 2022 and 2021 was nil and nil, respectively. The total intrinsic value of stock options exercisable as of December 31, 2022 and 2021 was nil and nil, respectively.

Awards of Restricted Stock and Performance Stock

Restricted stock awards (“Restricted Stock”) granted under the Company’s Plans generally vest one-third of the applicable shares on the first, second, and third anniversary of the date of grant, considering a continuous service is provided.

Generally, performance stock awards granted under the Company’s 2015 Plan vest at the end of a three-year period based on service and achievement of certain performance objectives determined by the Company’s Board of Directors.

There were no significant changes to the Company’s restricted stock award (“Restricted Stock”) and performance stock plan during the year ended December 31, 2022.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

A summary of the Company’s unvested restricted stock at December 31, 2022, and changes during the year ended December 31, 2022, is presented below:

Unvested Restricted Stock	Number of Awards	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2021	2,574	$3.57
Granted	3,205	1.25
Granted adjustment[1]	63	1.64
Vested	(805)	4.28
Forfeited	(652)	2.74
Unvested at December 31, 2022	4,385	$1.82
_____________________________
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

A summary of the Company’s unvested performance-based cash units at December 31, 2022 and changes during the year ended December 31, 2022, is presented below:

Unvested Cash Units	Number of Awards	Period end Fair Value
Unvested at December 31, 2021	1,996	$2.44
Granted	4,672
Granted adjustment [1]	(216)
Vested	(63)
Forfeited	(517)
Unvested at December 31, 2022	5,872	$0.62
_____________________________
1    Includes changes in the unvested units due to performance adjustments.

Performance based cash units are measured at the closing stock price at the reporting period end date and are recognized straight line over the requisite service period. The expense for the period will increase or decrease based on updated fair values of these awards as well as the percentage achievement of the performance metrics at each reporting date.

15. 401(k) Plan

The Company has a 401(k) plan (the “401(k) Plan”) covering all eligible employees. The 401(k) Plan allows for a discretionary employer match. The Company incurred and expensed $1.8 million, $2.5 million, and $2.9 million for the years ended December 31, 2022, 2021 and 2020, respectively, in 401(k) Plan match contributions.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

16. Restructuring

The Company continues to identify workforce optimization opportunities to better align the Company’s resources with its key strategic priorities.

A summary of the Company’s restructuring accrual at December 31, 2022 and changes during the year ended December 31, 2022, are presented below:

	Balance at December 31, 2021	Charges	Payments	Other Adjustments	Balance at December 31, 2022
Employment termination costs	$3,247	$1,905	$(4,167)	$(153)	$832

17. Income Taxes

The components of income or (loss) from continuing operations before income taxes are as follows:

	Year Ended December 31,
	2022	2021	2020
Domestic	$(32,138)	$(49,337)	$(43,457)
Foreign	26,281	19,062	5,991
Total	$(5,857)	$(30,275)	$(37,466)
The components of income tax (expense) benefit from continuing operations are as follows:

	Year Ended December 31,
	2022	2021	2020
Current:
Federal	$(1,611)	$6,852	$30,365
State	(108)	(78)	56
Foreign	(232)	(1,257)	(3,643)
Deferred:
Federal	(30)	9	262
State	126	(70)	(229)
Foreign	(4)	1,721	297
Income tax (provision) benefit	$(1,859)	$7,177	$27,108
The Company recognized approximately $1.9 million in related income tax expense and $7.2 million in related income tax benefit during the years ended December 31, 2022 and 2021, respectively. The effective tax rate was approximately (31.7)% for the year ended December 31, 2022, which was lower than the U.S. federal statutory rate primarily due to the impact of Global Intangible Low-Taxed Income, attributable to income in foreign jurisdictions and the impact of the U.S. capitalization of research expenses effective January 1, 2022, and the divestiture of the DXP and Activation assets during the second quarter. This decrease was partially offset by loss jurisdictions where full valuation allowances have been recorded and foreign income tax credits generated in the period. The Company’s effective tax rate was approximately 23.7% for the year ended December 31, 2021, which was higher than the U.S. statutory rate primarily due to the benefit of the CARES Act provision allowing for a 5 year carryback of Net Operating Losses arising in 2018, 2019 and 2020, offset by certain unfavorable permanent book-tax differences.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Reconciliations of the statutory tax rates and the effective tax rates from continuing operations for the years ended December 31, 2022, 2021 and 2020 are as follows:

	Year Ended December 31,
	2022	2021	2020
Statutory rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	0.7%	(0.4)%	(0.5)%
Effect of rates different than statutory	12.3%	2.3%	(2.1)%
Minority interest	0.7%	(0.1)%	0.2%
Non-deductible bad debt adjustment	—%	—%	(2.9)%
Stock based compensation	(16.8)%	(5.1)%	(6.1)%
Foreign basis differences	18.5%	6.3%	9.8%
Regulatory matters	—%	(8.7)%	—%
Other permanent adjustments	(5.3)%	(2.5)%	(0.9)%
Federal and foreign tax credits	27.7%	0.9%	6.5%
Change in valuation allowance	73.6%	7.7%	(3.2)%
Uncertain tax positions	(2.6)%	(4.3)%	(0.7)%
Other	(0.1)%	(0.3)%	1.1%
Divestiture of assets	(20.4)%	—%	—%
Global intangible low-taxed income	(153.1)%	(8.5)%	3.9%
Base Erosion Anti-Abuse Tax and related elections	—%	—%	0.9%
NOL carryback and other refund claims	—%	15.4%	45.4%
Deferred tax adjustments	2.5%	—%	—%
Return to provision	9.6%	—%	—%
Effective tax rate	(31.7)%	23.7%	72.4%

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	As of December 31,
	2022	2021
Deferred tax assets:
Accrued liabilities	$935	$1,290
Deferred revenue	824	3,057
Bad debts reserve	2,219	2,270
Deferred compensation	5,714	6,236
Federal net operating loss carry forwards	5,324	13,419
State net operating loss carry forwards	8,777	9,332
Foreign net operating loss carry forwards	8,045	9,001
Lease obligations	6,696	8,262
Capital loss carry forwards	5,449	6,120
Intangible assets	3,527	6,100
Basis difference	6,454	6,268
Credits	8,227	9,720
Fixed assets	797	1,281
Interest limitation	26	1,232
Capitalization of research expenses	12,155	—
Other	235	97
Total deferred tax assets	$75,404	$83,685

Deferred tax liabilities:
Basis difference	$(2,880)	$(2,621)
Depreciation and amortization	(709)	(2,109)
Prepaids	(466)	(604)
Lease assets	(3,647)	(4,978)
Other	(497)	(492)
Total deferred tax liabilities	(8,199)	(10,804)
Less: valuation allowance	(67,671)	(73,441)
Net deferred income tax (liabilities) assets	$(466)	$(560)
As of December 31, 2022, the Company has federal and state income tax net operating loss (“NOL”) carryforwards of $25.4 million and $148.5 million, respectively, including NOL carryforwards which will expire at various dates from 2025 through 2041, and NOL carryforwards which do not expire. The Company also has foreign NOL carryforwards in various jurisdictions of $54.5 million that have various carryforward periods. Such NOL carryforwards expire as follows:

Year	NOL carryforward
2023	$—
2024	—
2025 - 2041	178,993
Indefinite	49,369
Total	$228,362

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

As of December 31, 2022, the Company has federal and state income tax credit carryforwards of $6.6 million and $1.5 million, respectively, including credits which will expire at various dates from 2024 through 2039 and credits which do not expire. The Company also has foreign income tax credit carryforwards of $0.5 million which do not expire.

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

The Company continues to evaluate the ability to realize all of its net deferred tax assets at each reporting date and records a benefit for deferred tax assets to the extent it has deferred tax liabilities that provide a source of income to benefit the deferred tax asset. As a result of this analysis, the Company recorded a valuation allowance against the net deferred tax assets of certain foreign jurisdictions as the realization of these assets is not more likely than not, given uncertainty of future earnings in these jurisdictions. The valuation allowance decreased by $5.8 million and by $1.5 million during the years ended December 31, 2022 and December 31, 2021, respectively. The decrease in tax year ended December 31, 2022 is primarily related to a decrease in deferred tax assets including deferred revenue, intangibles and net operating loss, interest expense and tax credit carryforwards, net of capitalization of research expenditures. This decrease was partially offset by a decrease in deferred tax liabilities primarily associated with intangible assets during the period. The decrease in tax year ended December 31, 2021 is primarily related to a decrease in deferred tax assets including deferred revenue, partially offset by a decrease in deferred tax liabilities primarily associated with intangible assets during the period.

The Company is subject to taxation in the United States and various states and foreign jurisdictions. As of December 31, 2022, the Company’s tax years for 2018 through 2022 are subject to examination by the tax authorities. With few exceptions, as of December 31, 2022, the Company is no longer subject to U.S. federal, state, local, or foreign examinations by tax authorities for years before 2017. Additionally, to the extent we utilize our NOL carryforwards in the future, the tax years in which the attribute was generated may still be adjusted upon examination by the tax authorities in the future period when the attribute is utilized.

During 2021 the Internal Revenue Service commenced an audit of certain of the Company’s prior year U.S. federal income tax filings, including the 2013 through 2020 tax years. The audit is currently ongoing and the receipt of the associated refunds would materially improve the Company’s financial position. Due to the ongoing audit, U.S. federal tax returns for years 2013–2020 remain subject to future examination by the tax authorities.

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

On March 11, 2021 the American Rescue Plan Act ("ARPA") was signed into law. The legislation was aimed at addressing the continuing economic and health impacts of the COVID-19 pandemic. This legislative relief, along with the previous governmental relief packages provide for numerous changes to current tax law. ARPA does not materially impact the Company’s financial statements.

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

A reconciliation of the amounts of unrecognized tax benefits excluding interest, are as follows:

Unrecognized tax benefits
Balance at December 31, 2019	$3,269
Decrease related to lapse of Statute of Limitations	(262)
Increases for tax positions of current period	276
Balance at December 31, 2020	3,283
Decrease related to lapse of Statute of Limitations	(827)
Increase for tax positions of current period	2,058
Balance at December 31, 2021	4,514
Decrease related to lapse of Statute of Limitations	(1,043)
Increase for tax positions of current period	966
Balance at December 31, 2022	$4,437
Included in the balance of unrecognized tax benefits as of the years ended December 31, 2022 and 2021, are $3.9 million and $3.9 million, respectively, of tax benefits that, if recognized, would affect the effective tax rate.

The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in interest expense. The liability for unrecognized tax benefits excludes accrued interest of $0.4 million, $0.4 million and $0.3 million, for the years ended December 31, 2022, 2021 and 2020, respectively. The Company believes that it is reasonably possible that approximately $0.6 million of its currently unrecognized tax benefits primarily related to research and development credits and uncertain tax benefits in non-U.S. jurisdictions, which are individually insignificant, may be recognized by the end of 2023 as a result of a lapse of the statute of limitations.

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

	Twelve Months Ended December 31,
	2022	2021	2020
Numerator - Basic:
Net loss from operations	$(7,716)	$(23,098)	$(10,358)
Net (loss) income attributable to redeemable noncontrolling interests	(200)	156	(344)
Preferred stock dividend	(9,552)	(35,509)	(37,981)
Net loss attributable to Synchronoss	$(17,468)	$(58,451)	$(48,683)

Numerator - Diluted:
Net loss attributable to Synchronoss	$(17,468)	$(58,451)	$(48,683)
Net loss attributable to Synchronoss	$(17,468)	$(58,451)	$(48,683)

Denominator:
Weighted average common shares outstanding — basic	86,232	64,734	41,950

Earnings (loss) per share:
Basic	$(0.20)	$(0.90)	$(1.16)
Diluted	$(0.20)	$(0.90)	$(1.16)

Anti-dilutive stock options excluded	—	—	—

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

19. Commitments

Non-cancelable agreements

The Company has various non-cancelable arrangements such as services for hosting, support, and software that expire at various dates, with the latest expiration in 2025.

Aggregate annual future minimum payments under non-cancelable agreements as of December 31, 2022 are as follows:

Year	Non-cancelable agreements
2023	$20,343
2024	17,565
2025	10,691
Total	$48,599

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

In the third quarter of 2017, the SEC and Department of Justice (the “DoJ”) initiated investigations in connection with certain financial transactions that the Company effected in 2015 and 2016 and its disclosure of and accounting for such transactions, which the Company restated in the third quarter of 2018 in its restated annual and quarterly financial statements for 2015 and 2016. On June 7, 2022 the SEC approved the Offer of Settlement and filed an Order Instituting Cease-And-Desist Proceedings pursuant to Section 21C of the Securities Exchange Act of 1934, Making Findings, and Imposing a Cease-And-Desist Order (the “SEC Order”). Pursuant to the terms of the SEC Order, the Company consented to pay a civil penalty in the amount of $12.5 million in equal quarterly installments over two years and to cease and desist from committing or causing any violations of Sections 10(b), 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Exchange Act and the associated rules thereunder. The expense associated with this settlement of the SEC Order has previously been accrued in the Company’s financial statements. Also on June 7, 2022, the SEC filed a civil action against two former members of the Company’s management team, alleging misconduct arising out of the restated transactions that took place in 2015 and 2016 investigated by the SEC as set forth above. The Company may be required to indemnify the former members of management in that action. Due to the inherent uncertainty of litigation, the Company cannot predict the outcome of the litigation and can give no assurance that the asserted claims will not have a material adverse effect on its financial position, prospects, or results of operations. In addition, failure to comply with the provisions of the SEC Order could result in further actions by one or both governmental agencies which could have a material adverse effect on the Company’s results of operations.

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

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

21. Additional Financial Information

Other income (expense), net

The following table sets forth the components of Other income (expense), net included in the Consolidated Statements of Operations:

	Twelve Months Ended December 31,
	2022	2021	2020
FX gains (losses) [1]	$2,702	$(5,810)	$4,234
Government refunds [2]	828	450	1,597
Income from sale of intangible assets [3]	—	550	3,477
Other [4]	(83)	(67)	227
Total	$3,447	$(4,877)	$9,535
_____________________________
1    Represents fair value of foreign exchange gains and losses.
2    Represents government and tax refunds.
3    Represents gain on sale on the Company’s IP addresses and patents.
4    Represents an aggregate of individually immaterial transactions.

22. Subsequent Events

On March 10, 2023 the Company received a non-binding proposal from B. Riley Financial, Inc. (“B. Riley”) to acquire all outstanding shares of the Company’s common stock for a price of $1.15 per share, payable in cash (the “B. Riley Proposal”).

B. Riley, together with its affiliates, owns approximately 13.9% of the Company’s outstanding common stock as of March 10, 2023, and is the largest holder of the Company’s common stock. B. Riley also nominated one of the Company’s directors pursuant to a pre-existing agreement with the Company.

During 2022, the Company engaged UBS Securities, LLC (“UBS”) as its financial advisor to assist in exploring and evaluating potential strategic transactions involving the Company or certain of its lines of business, all with the objective of maximizing value for the Company’s stockholders.

Consistent with its fiduciary duties and in consultation with UBS and its legal advisors, the Company’s Board of Directors will carefully review the B. Riley Proposal and other potential strategic transactions to determine the course of action that it believes will maximize value for the Company’s stockholders. However, there is no guarantee that a strategic transaction involving B. Riley or any other party will be completed.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, to allow timely decisions regarding required disclosure. Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2022. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2022.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2022 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with GAAP.

Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, audited the effectiveness of our internal control over financial reporting as of December 31, 2022. Ernst & Young LLP has issued their report which is included elsewhere herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our controls performed during the year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Synchronoss Technologies, Inc.:

Opinion on Internal Control over Financial Reporting

We have audited Synchronoss Technologies, Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Synchronoss Technologies, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) and our report dated March 15, 2023 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
March 15, 2023

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

PART IV

ITEM 15. EXHIBITS

(a)(1) Financial Statements:

(a)(2) Schedule for the years ended December 31, 2022, 2021, 2020:

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

    December 31, 2022, 2021, 2020:

	Beginning Balance	Additions	Reductions	Ending Balance
	(In thousands)
Allowance for credit losses:
2022	$478	$17	$(127)	$368
2021	$543	$650	$(715)	$478
2020	$1,864	$897	$(2,218)	$543

	Beginning Balance	Additions	Reductions	Ending Balance
	(In thousands)
Valuation allowance for deferred tax assets:
2022	$73,441	$1,464	$(7,234)	$67,671
2021	$74,961	$3,306	$(4,826)	$73,441
2020	$73,346	$7,402	$(5,787)	$74,961

All other Schedules have been omitted because they are not applicable, or the required information is shown in the Consolidated Financial Statements or of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K thereto.

(a)(3) Exhibits:

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Asset Purchase Agreement, dated as of March 7, 2022, by and between Synchronoss Technologies, Inc. and iQmetrix Global Ltd.	8-K	001-40574	2.1	March 8, 2022
2.2	Amendment to Asset Purchase Agreement dated as of May 11, 2022, by and between Synchronoss technologies, Inc. and Synchronoss Software Ireland Ltd and iQmetrix Global Ltd.	10-Q	001-40574	2.1	May 11, 2022
3.1	Restated Certificate of Incorporation of the Registrant.					X
3.2	Amended and Restated Bylaws of the Registrant.	S-1	333-132080	3.4	May 9, 2006
3.3	Amendment No. 1 to the Amended and Restated Bylaws of Synchronoss Technologies, Inc.	8-K	000-52049	3.2	February 20, 2018
3.4	Amendment No. 2 to the Amended and Restated Bylaws of Synchronoss Technologies, Inc.	8-K	000-52049	3.3	June 30, 2021
3.5	Certificate of Designations of the Series B Perpetual Non-Convertible Preferred Stock.	8-K	000-52049	3.1	June 30, 2021
3.6	Certificate of Amendment of the Restated Certificate of Incorporation of Synchronoss Technologies, Inc.	8-K	001-40574	3.1	June 23, 2022
4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.7 and 3.8.	S-1	333-132080	3.2	May 9, 2006
4.2	Form of Common Stock Certificate.	S-1	333-132080	4.2	June 12, 2006
4.3	Form of Indenture for Convertible Senior Notes.	S-3	333-197871	4.8	August 5, 2014
4.4	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934.	10-K	001-40574	4.6	March 15, 2022
4.5	Base Indenture, dated as of June 30, 2021, by and between Synchronoss Technologies, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee.	8-K	000-52049	4.1	June 30, 2021
4.6	First Supplemental Indenture, dated as of June 30, 2021, by and between Synchronoss Technologies, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee.	8-K	000-52049	4.2	June 30, 2021
4.7	Investor Rights Agreement by and between Synchronoss Technologies, Inc., B. Riley Financial, Inc. and B. Riley Principal Investments, LLC dated June 30, 2021.	8-K	000-52049	4.3	June 30, 2021
4.8	Form of 8.375% Senior Notes due 2026.	8-K	000-52049	4.3	June 30, 2021
10.1	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	8-K	000-52049	4.2	June 30, 2021
10.2†	Synchronoss Technologies, Inc. 2000 Stock Plan and forms of agreements thereunder.	S-1	333-132080	10.2	February 28, 2006
10.3†	Amendment No. 1 to Synchronoss Technologies, Inc. 2000 Stock Plan.	S-1	333-132080	10.3	May 9, 2006
10.4†	2006 Equity Incentive Plan, as amended and restated.	DEF 14A	000-52049	-	April 8, 2010
10.5†	2010 New Hire Equity Incentive Plan.	S-8	333-168745	10.4A	August 11, 2010
10.6†	Synchronoss Technologies, Inc. Amended and Restated 2015 Equity Incentive Plan.	S-8	333-265780	10.1	June 22, 2022
10.7†	2017 New Hire Equity Incentive Plan.	8-K	000-52049	10.1	December 21, 2017
10.8†	Amendment No. 1 effective as of November 1, 2021 to Synchronoss Technologies, Inc. 2017 New Hire Equity Incentive Plan.	10-K	001-40574	4.6	March 15, 2022
10.9†	Employee Stock Purchase Plan.	10-K	000-52049	10.5	February 28, 2012
10.10	Lease Agreement between the Registrant and Wells Reit-Bridgewater NJ, LLC for the premises located at 200 Crossing Boulevard, Bridgewater, New Jersey, dated as of October 27, 2011.	10-K	000-52049	10.10	February 28, 2012
10.11†	Employment Agreement dated as of April 27, 2017 between the Registrant and Stephen G. Waldis.	10-Q	000-52049	10.4	August 9, 2018
10.12†	Tier One Executive Employment Plan effective March 24, 2017.	10-Q	000-52049	10.5	August 9, 2018

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.13	Application Service Provider Agreement retroactively effective as of April 1, 2013 by and between the Registrant and Verizon Sourcing LLC.	10-Q	000-52049	10.12	August 9, 2018
10.14	Change Request No 8 effective January 1, 2018 to SOW No. 1 Application Service Provider Agreement effective as of April 1, 2013 by and between the Registrant and Verizon Sourcing LLC.	10-Q	000-52049	10.13	August 9, 2018
10.15	At Market Issuance Sales Agreement between Synchronoss Technologies, Inc. and B. Riley Securities, Inc., dated October 25, 2021.	8-K	001-40574	1.1	October 26, 2021
10.16‡	Change Request No 12 effective August 7, 2020 to SOW No.1 Application Service Provider Agreement effective as of April 1, 2013 by and between the Registrant and Verizon Sourcing LLC.	10-Q	000-52049	10.2	November 9, 2020
10.17†	Executive Employment Letter dated April 18, 2017 between the Registrant and Patrick Doran.					X
10.18†	Employment agreement dated as of March 8, 2021 between the Registrant and Jeff Miller.	10-Q	000-52049	10.1	May 5, 2021
10.19†	Tier One Executive Employment Plan Dated April 30, 2021 between the Registrant and Louis Ferraro.					X
10.20†	Tier One Executive Employment Plan Dated April 30, 2021 between the Registrant and Christopher Hill.					X
10.21†	Tier One Executive Employment Plan dated July 27, 2021 between the Registrant and Christina Gabrys.	10-Q	001-40574	10.2	November 9, 2021
10.22†	Tier One Executive Employment Plan Dated November 2, 2022 between the Registrant and Mina Lackner.					X
10.23†	Transition and Separation Agreement dated September 2, 2021 between the Registrant and Ronald Prague.	10-Q	001-40574	10.1	November 9, 2021
10.24	Receivables Purchase Agreements, dated as of June 22, 2022, among Synchronoss Technologies, Inc., SN Technologies, LLC, Norddeutsche Landesbank Girozentrale, [the purchasers party thereto, the group agents party thereto and the originators party thereto].	8-K	001-40574	10.1	June 23, 2022
10.25	Purchase and Sale Agreements, dated as of June 22, 2022, between Synchronoss Technologies, Inc. and SN Technologies, LLC.	8-K	001-40574	10.2	June 23, 2022
10.26	Administration Agreement, dated as of June 22, 2022, between Synchronoss Technologies, Inc. and Finacity Corporation.	8-K	001-40574	10.3	June 23, 2022
10.27	Performance Guaranty, dated as of June 22, 2022, made by Synchronoss Technologies, Inc. in favor of Norddeutsche Landesbank Girozentrale.	8-K	001-40574	10.4	June 23, 2022
10.28†	Appointment Letter, dated August 9, 2022 between the Registrant and Lou Ferraro.	8-K	001-40574	10.1	August 9, 2022
10.29	Order Instituting Cease-And-Desist Proceedings pursuant to Section 21C of the Securities Exchange Act of 1934, Making Findings, and Imposing a Cease-And-Desist Order, dated June 7, 2022, between the United States Securities and Exchange Commission and Synchronoss Technologies, Inc.	10-Q	001-40574	10.1	August 9, 2022
10.30*	Change Request No. 17 effective November 1, 2022 to SOW No. 1 Application Service Provider Agreement effective as of April 1, 2013 by and between the Registrant and Verizon Sourcing LLC.	8-K	001-40574	10.1	November 7, 2022
21.1	List of subsidiaries.	10-K	000-52049	21.1	July 2, 2018
23.1	Consent of Ernst & Young, LLP, Independent Registered Public Accounting Firm.					X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a‑14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes‑Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a‑14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes‑Oxley Act of 2002.					X
32.1**	Certification of Principal Executive Officer pursuant to Rule 13a‑14(b) of the Exchange Act and section 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes‑Oxley Act of 2002.					X

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
32.2**	Certification of Principal Financial Officer pursuant to Rule 13a‑14(b) of the Exchange Act and section 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes‑Oxley Act of 2002.					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Schema Document					X
101.CAL	XBRL Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	XBRL Labels Linkbase Document					X
101.PRE	XBRL Presentation Linkbase Document					X
_____________________________

†	Compensation Arrangement.
‡	Confidential treatment has been granted with respect to certain provisions of this exhibit.
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

See (a)(2) above.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNCHRONOSS TECHNOLOGIES, INC.
(Registrant)

/s/ Jeff Miller
Jeff Miller
Chief Executive Officer
(Principal Executive Officer)

/s/ Louis Ferraro
Louis Ferraro
Chief Financial Officer
March 15, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeff Miller	Chief Executive Officer	March 15, 2023
Jeff Miller	(Principal Executive Officer)

/s/ Louis Ferraro	Chief Financial Officer	March 15, 2023
Louis Ferraro	(Principal Financial Officer)

/s/ Stephen Waldis	Director	March 15, 2023
Stephen Waldis	Executive Chairman

/s/ Laurie L. Harris	Director	March 15, 2023
Laurie L. Harris

/s/ Kristin S. Rinne	Director	March 15, 2023
Kristin S. Rinne

/s/ Mohan Gyani	Director	March 15, 2023
Mohan Gyani

/s/ Martin Bernstein	Director	March 15, 2023
Martin Bernstein