Form 10-K/A
period 2022-12-31
SYNCHRONOSS TECHNOLOGIES INC
filed 2023-05-03
CIK 1131554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number: 001-40574

SYNCHRONOSS TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	06-1594540
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
200 Crossing Boulevard, 3rd Floor Bridgewater, New Jersey	08807
(Address of principal executive offices)	(Zip Code)

(866) 620-3940

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.0001 par value	SNCR	The Nasdaq Stock Market, LLC
8.375% Senior Notes due 2026	SNCRL	The Nasdaq Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes  ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☐    Yes  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐  No  ☒

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

As of April 17, 2023, there were 93,495,028 shares of the registrant’s common stock issued and outstanding.

Auditor Firm PCAOB ID: 42	Auditor name: Ernst & Young LLP	Auditor location: Iselin, New Jersey

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Form 10-K/A”) amends the Annual Report on Form 10-K of Synchronoss Technologies, Inc., a Delaware corporation (“Synchronoss,” “we,” “us,” the “registrant” or the “Company,” including our subsidiaries, as applicable), for the year ended December 31, 2022 that we originally filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2023 (the “Original Filing”). We are filing this Form 10-K/A to provide the information required by Items 10, 11, 12, 13, and 14 of Part III of Form 10-K because we did not file a definitive proxy statement containing such information within 120 days after the end of the fiscal year covered by the Original Filing. We previously omitted this information from the Original Filing in reliance on General Instruction G(3) to Form 10-K.

The reference on the cover page of the Original Filing to such incorporation by reference has been deleted, and this Form 10-K/A amends and restates in their entirety the cover page and Part III of the Original Filing. Capitalized terms not otherwise defined in Part III of this Form 10-K/A shall have the same meanings assigned to those terms in Parts I and II of the Original Filing.

Pursuant to the rules of the SEC, Part IV, Item 15 (Exhibit Index) has also been amended to contain the currently dated certifications from our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The certifications of our principal executive officer and principal financial officer are attached to this Form 10-K/A as Exhibits 31.1 and 31.2, respectively. Because no financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, we have omitted paragraphs 3, 4 and 5 of the certifications filed with this Form 10-K/A. Additionally, we are not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002, because we are not filing any financial statements with this Form 10-K/A.

Except as set forth in this Form 10-K/A, this Form 10-K/A does not amend or otherwise update any other information in the Original Filing. Other than the information specifically amended and restated herein, this Form 10-K/A does not reflect events occurring after March 15, 2023, the date of the Original Filing, or modify or update those disclosures that may have been affected by subsequent events. Accordingly, this Form 10-K/A should be read in conjunction with the Original Filing and with our filings with the SEC after the Original Filing.

Synchronoss Technologies, Inc.

Form 10-K/A

1 NOTE TO PRINTER: Table of Contents pages to be updated.

FORWARD LOOKING STATEMENTS

The words “Synchronoss,” “we,” “our,” “ours,” “us” and the “Company,” refer to Synchronoss Technologies, Inc. and its consolidated subsidiaries. All statements in this report that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding Synchronoss’ “expectations,” “beliefs,” “hopes,” “intentions,” “anticipates,” “seeks,” “strategies,” “plans,” “targets,” “estimations,” “outlook” or the like. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Past performance is not necessarily indicative of future results. Synchronoss cautions investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors. We encourage you to read Management’s Discussion and Analysis of our Financial Condition and Results of Operations and our consolidated financial statements contained in Original Filing. We also encourage you to read Item 1A of Part I of the Original Filing, entitled Risk Factors, which contains a more complete discussion of the risks and uncertainties associated with our business. In addition to the risks described in Item 1A of the Original Filing, other unknown or unpredictable factors also could affect our results. Therefore, the information in this report should be read together with other reports and documents that we file with the Securities and Exchange Commission from time to time, including on Form 10-Q and Form 8-K, which may supplement, modify, supersede or update those risk factors. Synchronoss expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in Synchronoss’ expectations with regard thereto or any change in events, conditions, or circumstances on which any such statements are based.

This Form 10-K/A includes industry and market data that we obtained from periodic industry publications, third-party studies and surveys, filings of public companies in our industry and internal company surveys. These sources include government and industry sources. Industry publications and surveys generally state that the information contained therein has been obtained from sources believed to be reliable. Although we believe the industry and market data incorporated into this Form 10-K/A to be reliable, this information could prove to be inaccurate. Industry and market data could be wrong because of the method by which sources obtained their data and because information cannot always be verified with complete certainty due to the limits on the availability and reliability of raw data, the voluntary nature of the data gathering process and other limitations and uncertainties. In addition, we do not know all of the assumptions regarding general economic conditions or growth that were used in preparing the forecasts from the sources relied upon or cited herein.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

Our Board of Directors (the “Board’) is presently comprised of six directors. Our restated certificate of incorporation provides for a classified board consisting of three classes of directors, each of which shall consist, as nearly as possible, of one-third of the total number of directors. Currently, each class consists of two directors. Each class serves a staggered three-year term. At each annual meeting of stockholders, the successors to directors whose terms then expire shall be elected (or re-elected) to serve from the time of election and qualification until the third annual meeting following their election.

There are no family relationships among any of our directors or executive officers.

Director	Age	Director Since	Committee Membership	Independent

Kristin S. Rinne	68	2018	Audit, Compensation, Nominating/Corporate Governance (Chair), Business Development	Yes

Martin F. Bernstein	36	2021	Audit, Compensation, Business Development	Yes

Stephen G. Waldis	55	2000	Business Development	No

Mohan S. Gyani	71	2019	Compensation (Chair), Business Development	Yes

Laurie L. Harris	64	2019	Audit (Chair), Nominating/Corporate Governance	Yes

Jeffrey G. Miller	59	2021	Business Development (Chair)	No

Kristin S. Rinne held various senior positions at AT&T, including heading the company’s networks technologies organization, until she retired in 2014. Ms. Rinne brought early leadership in deploying GSM technology in the United States, setting the stage for the success of the 3GPP family of technologies. Ms. Rinne formerly held the positions of CTO of Cingular Wireless, vice president of technology strategy for SBC Wireless and managing director of operations at Southwestern Bell Mobile Services. Her contributions to the industry also include serving as chairperson of the Board of Governors at 3G Americas, LLC, and the Alliance for Telecommunications Industry Solutions (ATIS). Ms. Rinne is a “Women in Technology Hall-of-Famer”, as well as a member of the “Wireless Hall of Fame,” and was named among Fierce Wireless’ “Top 10 Most Influential Women in Wireless” list from 2011 through 2014. She sits on the board of directors for Ericsson LM Telephone Co and serves as the Chair of the technology and science committee, as well as sitting on the Board of Trustees at Washburn University Foundation. Ms. Rinne holds a bachelor’s degree from Washburn University. Our Board believes Ms. Rinne’s qualifications to sit on our Board include her extensive experience in the telecommunications industry.

Martin F. Bernstein has served on the Board since July 2021. Mr. Bernstein brings extensive experience working with management teams and boards on capital allocation strategies, governance, financing and operational turnarounds. He currently serves as the Head of Private Investments with B. Riley Principal Investments and is responsible for sourcing, underwriting and managing company investments in addition to leading distribution to the firm’s syndication partners. He has led numerous investments across technology, transportation, automotive, aerospace, manufacturing, power, infrastructure and other sectors. Prior to joining B. Riley in March 2021, Mr. Bernstein was with Anchorage Capital and led investments across capital structures, including public equities, private equity, performing credit, bank debt and distressed debt and restructuring situations from the firm’s New York and London offices. He previously worked as an analyst at Bocage Capital and was on the investment team for the endowment at Howard Hughes Medical Institute. Mr. Bernstein currently serves on the board of nominees for Fondul Proprietatea. Mr. Bernstein earned an AB in history from Dartmouth College. Our Board believes Mr. Bernstein’s qualifications to sit on our Board include his extensive experience working with management teams and boards on capital allocation strategies, governance, financing and operational turnarounds.

Stephen G. Waldis has served as our Executive Chair since January 2017, having served as Chair of the Board since 2001, Chief Executive Officer from 2000 until January 2017 and as a director since founding Synchronoss in 2000. From 2000 until 2011, Mr. Waldis also served as President. From 1994 to 2000, Mr. Waldis served as Chief Operating Officer at Vertek Corporation, a privately held professional services company serving the telecommunications industry. From 1992 to 1994, Mr. Waldis served as Vice President of Sales and Marketing of Logical Design Solutions, a provider of telecom and interactive solutions. From 1989 to 1992, Mr. Waldis worked in various technical and product management roles at AT&T. Mr. Waldis received a Bachelor of Arts degree in corporate communications from Seton Hall University. Our Board believes Mr. Waldis’ qualifications to sit on our Board include his extensive experience in the software and services industry and previously serving as our Chief Executive Officer and one of our founders.

Mohan S. Gyani held several executive positions in the telecommunications industry including at AT&T Wireless from 2000 until he retired in 2003 as President and Chief Executive Officer of AT&T Wireless Mobility Services. Prior to AT&T, Mr. Gyani was Executive Vice President and CFO of AirTouch from 1994 to 1999. Mr. Gyani has served on numerous public and private company boards and is currently a member of the Board of Directors of Digital Turbine. Mr. Gyani received a bachelor’s degree and master’s in business administration from San Francisco State University. Our Board believes Mr. Gyani’s qualifications to sit on our Board include his extensive experience in the telecom and wireless industries and in senior financial positions.

Laurie L. Harris served as global engagement audit partner at PricewaterhouseCoopers LLP (PwC), a global and top-tier assurance, tax and advisory firm, for 25 years before retiring in 2018. Ms. Harris currently serves as a director of IWG, plc, Hagerty, Inc. and on several private company boards. Ms. Harris received a bachelor of science degree in business administration from the University of Southern California and is a licensed CPA in New York and California. Our Board believes Ms. Harris’ qualifications to sit on our Board include her extensive financial experience and her more than three decades of experience advising large public companies, private equity backed entities and Fortune 100 organizations.

Jeffrey G. Miller has served as our President, Chief Executive Officer and a Director since March 2021, after holding the position of interim President and Chief Executive Officer since September 2020. Mr. Miller joined Synchronoss as Chief Commercial Officer in October 2018. Mr. Miller previously served as President of IDEAL Industries Technology Group from December 2017 to October 2018. Prior to IDEAL, Mr. Miller held several senior sales and operations positions at Motorola during a 16-year tenure, most recently as Corporate Vice President and General Manager of Operations in North America for Motorola Mobility, LLC. Mr. Miller received a degree in business from Miami University of Ohio and a master’s degree in Business Administration from The Ohio State University. Our Board believes Mr. Miller’s qualifications to sit on our Board include his broad experience in the software and services industry and his experience with our Company.

Executive Officers

The following table provides the name, age and position of each of our executive officers as of the date of this Form 10-K/A. Certain biographical information for each executive officer follows the table.

Name	Age	Position
Jeffrey Miller	59	Chief Executive Officer and Director
Louis W. Ferraro Jr.	66	Executive Vice President and Chief Financial Officer
Christopher Hill	52	Executive Vice President and Chief Commercial Officer
Patrick J. Doran	50	Executive Vice President and Chief Technology Officer
Christina B. Gabrys	42	Senior Vice President, Chief Legal Officer and Secretary
Mina R. Lackner	55	Senior Vice President and Chief Human Resources Officer

Jeffery Miller - For biographical information about Mr. Miller, see “Directors” above.

Louis W. Ferraro Jr. joined Synchronoss in 2018 and has served as Executive Vice President, Chief Financial Officer since November 2022. Prior to serving as Chief Financial Officer, Mr. Ferraro was Acting Chief Financial Officer from August 2022 to November 2022 and Executive Vice President Financial Operations and Chief Human Resources Officer from November 2021 to August 2022. Prior to joining Synchronoss Mr. Ferraro was a business consultant for Populus Group supporting Comcast Corporation. From 2014 through 2016, he was the Chief Operating Officer and Chief Financial Officer of BrandYourself.com, Inc. where he led the finance and operations team during a period of intense growth. From 2010 to 2014, Mr. Ferraro served as Chief Financial Officer of AWI/iMobile as well as Chief Executive Officer of the Magicpins.com business unit. From 2008 to 2019 he served as the Chief Financial Officer of Vitaltrax.com. From 2004 to 2008, Mr. Ferraro was a senior vice president for IDT where he founded TuYo Mobile, a wireless MVNO. From 1991 to 2004, he held various positions with AT&T Mobility and prior to that he held various finance and operations positions at Verizon Wireless. Mr. Ferraro graduated with a Bachelor of Science degree from Montclair State University and earned is CPA in New Jersey.

Christopher Hill has been with Synchronoss since January 2018. He was promoted to Executive Vice President of Products in May 2020, Executive Vice President, Products and Sales in December 2020 and in October 2021 was named our Chief Commercial Officer. Prior to joining Synchronoss, Mr. Hill was President of Tsunami AR/VR from 2016 to 2018 and President of OpenPeak from 2014 to 2016. Prior to that position, Mr. Hill spent 17 years at AT&T in various positions, ultimately as a Senior Vice President of Advanced Solutions. Mr. Hill received a bachelor’s degree in Economics from the University of Virginia and completed the General Management Program at Harvard Business School.

Patrick J. Doran has served as our Executive Vice President, Chief Technology Officer since January 2007. Prior to that position, Mr. Doran served in various positions, including Vice President of Research & Development and Chief Architect since joining our Company in 2002. From 2000 to 2002, Mr. Doran was a Senior Development Engineer at Agility Communications, a member of the technical staff at AT&T/Lucent from 1996 to 2000 and a Software Engineer at General Dynamics from 1995 to 1996. Mr. Doran received a bachelor’s degree in computer and systems engineering from Rensselaer Polytechnic Institute and a master’s degree in Systems and Industrial Engineering from Purdue University.

Christina B. Gabrys joined Synchronoss in 2016 as senior counsel. She was promoted to Assistant General Counsel in 2018 and Chief Compliance Officer in 2020. She was promoted to Senior Vice President, Chief Legal Officer and Secretary in July 2021. Prior to joining Synchronoss, Ms. Gabrys was counsel for Openwave Messaging from 2013 through 2016. From 2007 through 2013, Ms. Gabrys was an associate at a boutique litigation firm. She holds a Bachelor of Arts in Philosophy, History and Communications from Cornell College, a Juris Doctorate from the University of Illinois College of Law and a Master of Laws in International Commercial Law from the University of Nottingham.

Mina Lackner joined Synchronoss in 2016 as the Senior Director, Compensation Benefits and Payroll. In 2018 she was promoted to Vice President Compensation, Benefits and Payroll and was promoted to Senior Vice President Global HR in 2021. In November 2022, she assumed the role of Chief Human Resources Officer. Prior to joining Synchronoss, Ms. Lackner was with Vonage as Senior Director, Human Resources and Acting Head of Human Resources, and prior to that she was with Celight as Manager of Human Resources. Ms. Lackner received her diploma from DeVry University.

CORPORATE GOVERNANCE

Corporate Governance Guidelines

Synchronoss is committed to strong and systematic corporate governance, which we believe helps us sustain our success and build long-term value for our stockholders. Our Board has adopted Corporate Governance Guidelines (the “Guidelines”), which are reviewed annually, to ensure we have implemented the most recent best practices in governance. This document sets forth the framework within which our Board can effectively function and govern the business. The Guidelines address, among other things, the composition and responsibilities of our Board, director independence, management succession planning and evaluation, access to information, executive sessions, communication with stockholders, target ownership by, and remuneration of, our directors, Board committees and selection of new directors. The Guidelines also specify the ways in which our Chief Compliance Officer interacts with the Board, and the responsibilities of our Disclosure Committee. We have also adopted a Workplace Code of Ethics and Business Conduct (the “Code”) that applies to all of our employees, officers (including our principal executive officer, principal financial officer, principal accounting officer, or those serving similar functions) and directors. Consistent with our Code, we have developed a Supplier Code of Conduct to ensure we flow down our values and the values of our customers to our suppliers. The Guidelines and Code are available on the Investor Relations section of our website at www.synchronoss.com.

We have also implemented a Governance, Risk and Compliance Committee (“GRC Committee”) composed of the Chief Compliance Officer, Chief Legal Officer, Director of Governance Risk and Compliance and other rotating members as may be necessary from time to time. The GRC Committee is tasked with reviewing the Company's enterprise risk framework, monitoring developments in corporate governance, implementing new or updated policies or procedures as necessary and monitoring and coordinating the assumption of risk across the company. Additionally, our Board regularly reviews legal and regulatory requirements, evolving best practices and other developments, and may modify, waive, suspend or repeal the Guidelines or Code from time to time as it deems necessary or appropriate in the exercise of our Board’s judgment or in the best interests of our stockholders. If our Board makes any substantive amendments to the Guidelines or the Code, we will promptly disclose the nature of the amendment or waiver on our website to the extent required by applicable law or regulations.

Board Leadership Structure

Consistent with the Guidelines, our Board believes it is important to retain its flexibility to allocate the responsibilities of our Chief Executive Officer (“CEO”) and Chair of the Board in any way that is in the best interests of our Company. Our Board believes that it should periodically assess who should serve these roles and whether the offices should be served independently or jointly, and that our Board should not be restricted by any strict policy directive when making these decisions. In the event the Board determines it is in the best interest of the Company to combine the roles of CEO and Chair of the Board, the Guidelines provide that a Lead Independent Director shall be elected by a majority vote of the independent members of the Board. The Lead Independent Director shall be responsible for coordinating the activities and meetings of the independent members, determining an appropriate schedule and agendas for meetings of the Board, and ensuring robust corporate governance. In addition, our Board continually evaluates its leadership structure to ensure that the Board is structured to address the best interests of our Company and our stockholders as they evolve over time.

Our Board has determined that our Company and our stockholders are best served by having Mr. Waldis, one of our founders, serve as our Executive Chair of the Board, and Mr. Miller serve as our CEO and a member of our Board. As CEO, Mr. Miller is the individual with primary responsibility for managing our day-to-day operations, setting our overall business strategy, and ensuring the successful growth of our business. Mr. Waldis’ in-depth experience as our founder and long-time CEO and Chair of the Board position him well to serve as our Executive Chair of the Board, assisting on certain sales and business development activities, and providing other consultative support to the CEO, upon Mr. Miller’s request.

Board of Directors Oversight of Risk Management

Risk is inherent with every business and how well a business manages risk can ultimately determine its success. We face a number of risks, including risks relating to our operations, strategic direction and intellectual property as more fully discussed under the heading “Risk Factors” in our Original Filing and our other SEC filings. Assessing and managing risk is the responsibility of our management. Our Board oversees management in the execution of its responsibilities including our approach to risk management. An overall review and assessment of risk is inherent in our Board’s consideration of our operations, business plans, and proposed strategy. Additionally, our Board regularly reviews various risks arising out of transactions and strategic opportunities that are presented to our Board. At least annually, our Board also reviews and analyzes the strategic and operational risks and opportunities that face our Company as a whole, as well as those related to specific areas of our business, including governance, audit and cybersecurity.

Our Board delegates the oversight of certain categories of risk affecting our operations to designated Board committees, who report their findings to our full Board. The Audit Committee is responsible for overseeing our Board’s execution of its risk management oversight responsibility. It implements and oversees policies governing the process by which our leadership team and other persons responsible for risk management assess and manage our exposure to major financial risk, and the steps they have taken to monitor and control such exposure, based on consultation with the leadership team and independent auditors. Our Audit Committee also annually reviews the audit plan of management, our information technology and cybersecurity risks and mitigation strategies, the domestic and international tax function and treasury operations, and conformity with ethics and compliance standards. In addition, our Board has delegated to other Board committees the oversight of risks within their areas of responsibility and expertise. For example, our Compensation Committee oversees the risks associated with our compensation practices, including an annual assessment of our compensation policies and practices for our employees.

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

Board Structure and Committees

During 2022, our Board met fourteen times and acted eight times by unanimous written consent. Each director attended at least 75% of our Board meetings and of each committee of which he or she served as a member. All six of our directors attended our 2022 Annual Meeting of Stockholders. Our Board has established an Audit Committee, a Compensation Committee, a Business Development Committee and a Nominating/Corporate Governance Committee. Our Board has delegated various responsibilities and authority to its committees as generally described below.

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

•     Reviews management’s assessment of risk pertaining to our reporting and disclosure controls and monitors our internal controls and audit functions, the results and scope of the annual audit and other services provided by our independent registered public accounting firm;

•     Reviews our compliance with legal matters that have a significant impact on our financial statements;

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

•     Approves all related party transactions;

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

Our Audit Committee is currently comprised of the following three directors: Laurie L. Harris (Chair), Kristin S. Rinne and Martin F. Bernstein. Our Audit Committee met six times during 2022. Our Board annually reviews the definition of independence for Audit Committee members set forth in the listing standards of The Nasdaq Global Market (“Nasdaq”) and has determined that all members of our Audit Committee are independent (as independence is currently defined in Rule 5605(a)(2) and 5605(c)(2) of the Nasdaq listing standards). In addition to qualifying as independent under the Nasdaq rules, each member of our Audit Committee can read and has a working understanding and comprehension of fundamental financial statements. Our Board has determined that Ms. Harris is an audit committee financial expert, as defined by Item 407(d) of Regulation S-K based on a qualitative assessment of her level of knowledge and capability based on a number of factors, including her formal education and experience. The designation does not impose on Ms. Harris any duties, obligations or liability that are greater than are generally imposed on her as a member of our Audit Committee and our Board, and her designation as an Audit Committee financial expert pursuant to this SEC requirement does not affect the duties, obligations or liability of any other member of our Audit Committee or Board. Our Audit Committee charter can be found on the Investor Relations section of our website at www.synchronoss.com.

Business Development Committee

The current members of our Business Development Committee are: Jeffrey G. Miller (Chair), Kristin S. Rinne, Stephen G. Waldis, Mohan Gyani and Martin F. Bernstein. All members of our Business Development Committee other than Mr. Waldis and Mr. Miller are independent (as independence is currently defined in Rule 5605(a)(2) of the Nasdaq listing standards). Our Business Development Committee met twice in 2022. Our Business Development Committee reviews certain strategic business development and growth opportunities and recommends those that it determines are in line with our short-term and long-term strategic goals. Our Business Development Committee charter can be found on the Investor Relations section of our website at www.synchronoss.com.

Nominating/Corporate Governance Committee

The current members of our Nominating/Corporate Governance Committee are: Kristin Rinne (Chair) and Laurie Harris. William Cadogan resigned from the Board and all committees, including the Nominating/Corporate Governance Committee, effective March 31, 2022. Ms. Rinne and Ms. Harris joined the Nominating/Corporate Governance Committee in March 2022. Our Nominating/Corporate Governance Committee met three times in 2022. All members of our Nominating/Corporate Governance Committee are independent (as independence is currently defined in Rule 5605(a)(2) of the Nasdaq listing standards). In addition, our Nominating/Corporate Governance Committee:

•     Reviews and reports to our Board on a periodic basis with regard to matters of corporate governance;

•     Evaluates the performance of our CEO and establishes his annual goals;2

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

•     Develops and implements our Board’s annual self-assessment process and works with our Board to implement improvements in their effectiveness;

•     Reviews succession plans periodically with our CEO relating to positions held by elected corporate officers;

2 The evaluation of the performance of the CEO moved from the Compensation Committee to the Nominating/Corporate Governance Committee effective February 2023.

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

Our Nominating/Corporate Governance Committee has established procedures for the nomination process and leads the search for, selects and recommends candidates for election to our Board. Consideration of new director candidates typically involves a series of committee discussions, the review of information concerning candidates and interviews with selected candidates. Candidates for nomination to our Board typically have been suggested by other members of our Board or by our executive officers. From time to time, our Nominating/Corporate Governance Committee may engage the services of a third-party search firm to identify director candidates. Our Nominating/Corporate Governance Committee also considers candidates proposed in writing by stockholders, provided those proposals meet the eligibility requirements for submitting stockholder proposals under our amended and restated bylaws, and are accompanied by certain required information about the candidate in accordance with our amended and restated bylaws and organizational documents. Candidates proposed by stockholders will be evaluated by our Nominating/Corporate Governance Committee using the same criteria as for all other candidates. Stockholders may contact the Secretary at our principal executive offices for a copy of the relevant bylaw provisions regarding the requirements for making stockholder nominations and proposals. For more information pertaining to stockholder proposal, see “Stockholder Proposals for the Next Annual Meeting.”

In considering nominees for our Board, our Nominating/Corporate Governance Committee considers each candidate’s independence, personal and professional integrity, financial literacy or other professional or business experience relevant to an understanding of our business, ability to think and act independently and with sound judgment and ability to serve our stockholders’ long-term interests. These factors, along with others considered useful by our Nominating/Corporate Governance Committee, are reviewed in the context of an assessment of the perceived needs of our Board at a particular point in time. As a result, the priorities and emphasis of our Nominating/Corporate Governance Committee and of our Board may change from time to time to take into account changes in our business and other trends and the portfolio of skills and experience of current and prospective directors. Although we have not adopted a formal policy, our Nominating/Corporate Governance Committee is committed to considering a diverse slate of candidates in identifying director nominees or in searching for new directors.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis
This section discusses our compensation philosophy, summarizes our compensation programs and reviews compensation decisions for our Named Executive Officers (our “NEOs”) for the fiscal year ended December 31, 2022. The table below sets forth our NEOs for 2022:

Named Executive Officer	Title as of December 31, 2022

Jeffrey Miller	Chief Executive Officer and President

Louis Ferraro Jr.(1)	Executive Vice President, Chief Financial Officer

Christopher Hill	Executive Vice President, Chief Commercial Officer

Patrick Doran	Executive Vice President, Chief Technology Officer

Christina Gabrys	Senior Vice President, Chief Legal Officer, Secretary

Taylor Greenwald(2)	Former Executive Vice President, Chief Financial Officer

(1)
Mr. Ferraro served as Executive Vice President Financial Operations and Chief Human Resources Officer from November 1, 2021 until he was named Acting Chief Financial Officer on August 12, 2022. He was named Chief Financial Officer on November 2, 2022.

(2)
Mr. Greenwald took an unpaid leave of absence beginning August 12, 2022, and his employment as our Executive Vice President Chief Financial Officer was terminated on October 10, 2022 when his leave of absence was not extended by mutual agreement, and he is no longer employed by our Company.

Executive Summary

Our executive compensation philosophy and programs are designed to attract, retain and motivate high-quality executives who possess the diverse skills and talents required to help us achieve our short and long-term financial and strategic goals. Our executive compensation programs are designed to foster a performance-oriented culture that aligns our executives’ interests with those of our stockholders over the long term. To provide for this alignment of interests, in 2022 our compensation programs provided that over 78% of our CEO’s and an average of approximately 62% of our NEOs’ targeted compensation were tied to long-term, equity-based incentives. By tying a majority of our NEOs’ targeted compensation to equity-based incentives, our Common Stock’s value needs to increase in order for our NEOs to realize any value related to our Company’s stock options or increase in value related to our restricted stock awards or cash units. Moreover, our Company needs to hit certain financial and strategic metrics in order for our NEOs to vest in the shares underlying our performance-based restricted stock awards or cash units. To further provide for performance-based equity awards, 100% of the total 2022 equity grants to each of our NEOs are either options to purchase our Common Stock, restricted stock awards of our Common Stock, or cash units subject to performance-based vesting. Accordingly, we believe that the compensation of our NEOs is both appropriate for, and responsive to, the goal of maximizing stockholder value, as the majority of each NEO’s compensation is allocated to performance-based incentives.

2022 Executive Leadership Transition

On August 12, 2022, Taylor Greenwald entered into Amendment No. 1 to Employment Agreement effective August 9, 2022 (“Amendment to Employment Agreement”) under which he took an unpaid leave of absence from the Company, with such leave of absence expiring on October 10, 2022 unless Mr. Greenwald and the Board agreed in writing to extend the leave of absence prior to such expiration. Mr. Greenwald’s employment was terminated effective October 10, 2022, when his leave of absence was not extended by mutual agreement. See Form 8-K filed by the Company on August 9, 2022. Louis Ferraro Jr. was appointed Acting Chief Financial Officer on August 12, 2022 and succeeded Mr. Greenwald as Chief Financial Officer effective November 2, 2022. Mr. Ferraro was succeeded by Mina Lackner as Chief Human Resources Officer.

2022 Compensation Program Highlights

Our executive compensation program is designed to attract, retain and motivate high-quality executives and drive the creation of long-term stockholder value by tying a significant portion of our executives’ compensation to Company and individual performance. Our compensation philosophy and programs are designed to achieve the following objectives:

Pay for Performance

Provide a strong relationship of pay to performance through:

• Performance-based cash bonus tied primarily to achievement of corporate short-term financial and strategic goals.

• Long term incentive awards that deliver value based on the performance of our Common Stock and the achievement of pre-determined, objective financial and business goals.

Emphasis on Variable Compensation

• Total compensation is heavily weighted toward incentive compensation (i.e., annual cash bonuses and long-term equity incentives).

• Annual performance-based cash bonuses focus our NEOs on key short-term financial and strategic, goals.

• Long-term incentives focus our NEOs on sustainable, long-term stockholder value creation. The value realized by our NEOs depends substantially on our long-term performance, achievement of our financial and strategic goals and the value of our Common Stock, which we believe aligns our NEOs’ interests with the long-term interests of our stockholders.

Fixed Compensation Component

• Provide base salary based on our Compensation Committee’s general understanding of current competitive compensation practices in the market and amongst a group of pre-defined peers, our NEO’s role and responsibilities, length of tenure, internal pay equity, and individual and Company performance.

The following highlights some of the key components of our pay for performance policies and practices:

At-Risk Compensation	A majority of the compensation of our CEO and our other NEOs is “at-risk,” meaning it is tied to Company performance over the short- and/or long-term.

Incentive Award Metrics	Objective incentive award metrics tied to key Company performance indicators are established and approved at the beginning of the performance period.

Performance Long- Term Incentives
The number of performance-based restricted cash units or shares earned is based on our financial performance over a specified period, aligning our NEOs’ interests with the long-term interests of our stockholders.

Time-Based Equity Vesting	Equity awards subject to time-based vesting vest ratably over three years to promote retention.

Stock Ownership Guidelines	Maintain stock ownership guidelines to support the alignment of interests between our NEOs and stockholders.

No Hedging	Prohibition on hedging exposure of, or direct interest in, our Common Stock.

No Pledging	Prohibition on pledging our Common Stock.

Recoupment and Related Policies
Investigation of all reported instances of questionable or unethical behavior of a director, NEO or other employee and, where improper behavior or failure to act is found to have occurred, we will take appropriate action up to and including termination. Our Board has discretion to pursue whatever legal remedies are available to prosecute that individual to the fullest extent of the law and may seek to recoup or recover any amounts that he or she inappropriately received as a result of his or her improper actions, including but not limited to any annual or long term incentives that he or she received to the extent the individual would not have received that amount had the improper action not been taken. We intend to adopt a general compensation recovery, or clawback, policy covering our annual and long-term incentive award plans and arrangements consistent with the requirements of the Exchange Act Rule 10D-1 after Nasdaq releases final listing standards in accordance with such rule.

Our Compensation Committee oversees the design and administration of the compensation of our NEOs and certain other executive officers, with an enhanced focus on the individual compensation of our NEOs. For 2022, our CEO assessed the performance of our NEOs (other than himself), consulted with other members of management, including our Executive Chairman and our compensation consultant, and made recommendations to our Compensation Committee regarding the amount and the form of the compensation of our NEOs and other key employees, including the performance goals, weighting of goals, and equity compensation awards of our NEOs. Our CEO was not present during discussions regarding his compensation.

2022 Executive Compensation Program

Cash Incentive Compensation
For our NEOs’ Annual Cash Incentive Bonuses in 2022, our Compensation Committee approved the following metrics:

•	40% based on revenue for 2022;

•	40% based on adjusted free cash flow for 2022; and

•	20% based on cloud subscriber growth.

Long-Term Incentive Compensation

Each year, our Compensation Committee may award time-based vesting restricted stock awards, stock options and/or performance-based restricted cash units or shares to our NEOs as the long-term incentive component of their compensation. The annual mix and number, if any, of stock options, performance-based restricted cash units or shares and time-based vesting restricted stock awards granted to our NEOs are based on our Compensation Committee’s general understanding of pay practices for equivalent positions in our peer group, as well as published survey data for comparable roles at companies of a similar financial size in the same industry, our CEO’s recommendations (except for his own equity grants) and other factors it deemed appropriate. In 2022, our Compensation Committee granted time-based vesting stock options, performance-based restricted cash units and time-based vesting restricted stock awards to our NEOs.

2022-2024 Performance-Based Restricted Cash Units

Our 2022 long-term equity incentive plan was designed to reward financial and strategic performance during a three-year period from 2022 through 2024, and the restricted cash units granted under the long-term incentive plan (the “2022-2024 Performance Units”) are earned and vest, subject to the Company’s achievement of pre-determined performance criteria during that period. Our NEOs are required to remain employed by our Company through February 2025 to vest in the cash units. Our Compensation Committee approved the following performance metrics for the 2022-2024 Performance Units:

•	Twenty-five percent (25%) are earned based on the revenue in the three-year period of 2022 to 2024;

•	Twenty-five percent (25%) are earned based on the adjusted EBITDA in the three-year period of 2022 to 2024; and

•	Fifty percent (50%) are earned based on the total shareholder return of the Company’s Common Stock on NASDAQ in 2022-2024 compared to those companies that are listed on the Russell 2000 index (“TSR”).

Shareholder Feedback

At our 2022 Annual Meeting of Stockholders, approximately 97% of the shares voted were cast in favor of the advisory vote on executive compensation. We continuously strive to improve the level of stockholder support for our executive compensation program. Our Compensation Committee evaluates our executive compensation program each year with the goal of ensuring it is in line with our stockholders’ interests. We encourage stockholders to take into account the continuous changes to our executive compensation program in considering the advisory vote presented below including adding new metrics to and including non-financial metrics in our short-term compensation plan.

Compensation Consultant

Our Compensation Committee’s compensation consultant, Deloitte Consulting LLP (“Deloitte”), generally attends regular Compensation Committee meetings and meets with our Compensation Committee without management present. Deloitte has been our compensation consultant since 2013. When making decisions with respect to compensation matters and to gain a better understanding of the competitive landscape, our Compensation Committee considers various analyses prepared by Deloitte, along with information it receives from management and its own judgment and experience.

Peer Group

Our Compensation Committee generally reviews executive compensation survey and proxy data from technology companies that have similar software/services business models or operate in the mobile networking space, are of similar financial size and are representative of the organizations with which we compete for our executive talent. Our Compensation Committee, based in part on advice from Deloitte, identified and approved the following companies that fit some or all of these criteria as our peer group for purposes of assisting in benchmarking our 2022 executive compensation decisions:

8x8 Inc.	Jamf Holding Corp.	Q2 Holdings, Inc.

Alarm.com Holdings, Inc.	Limelight Networks, Inc.	QAD, Inc.

Benefitfocus, Inc.	LivePerson, Inc.	SPS Commerce, Inc.

Bottomline Technologies, Inc.	Medallia, Inc.	Sumo Logic, Inc.

Box, Inc.	MicroStrategy Incorporated	Tucows, Inc.

Commvault Systems, Inc.	Mimecast Limited	Upland Software

Cornerstone OnDemand, Inc.	Progress Software Corporation	Workiva, Inc.

Domo, Inc.	PROS Holding, Inc.

Our Compensation Committee reviewed the companies in our 2021 peer group in early 2022 in connection with its determination of the companies in our peer group for 2022 executive compensation decisions and, in consultation with Deloitte, determined that no changes were necessary. We believe the peer group utilized for purposes of 2022 executive compensation decisions was representative of companies that we compete with for executive talent. When making compensation decisions for our NEOs, our Compensation Committee also reviews published survey and peer group compensation data for other software/services companies or companies that operate in the same space as our Company. Competitive market practices are an important factor in our Compensation Committee’s decision-making process, although its decisions are not entirely based upon these factors. Rather, our Compensation Committee reviews and considers the peer group and other survey data to obtain a general understanding of current competitive compensation practices. Additionally, reviewing the peer group and survey compensation data enables our Compensation Committee to accomplish our goal of paying our NEOs what is appropriate and necessary to attract and retain qualified and committed executives while incentivizing achievement of our corporate goals and conserving cash and equity.

Principal Elements of Compensation

Our executive compensation program has the following principal elements: base salary, annual cash incentive bonuses, long-term incentive awards, severance and change in control benefits. For base salary, annual cash bonuses and long-term incentive awards for our executive officers, our Company’s compensation philosophy generally is to evaluate individual experience and contribution, as well as corporate performance, and then consider competitive market analysis. The markets we are serving are narrow and highly competitive for large-scale implementations leveraging unique technologies. With respect to all compensation components, we generally use the median compensation of our peer group and the markets for which we compete for talent as the starting point for the compensation decision making process. We seek to drive our Company to over-perform the market in the long term, and we believe that to ensure an appropriate pay-for-performance alignment, it may be appropriate for our Compensation Committee to approve compensation levels for individual executives that may be above or below target pay for similar positions based on experience, individual contribution and corporate performance. Additionally, our Compensation Committee may exercise discretion to issue one-time equity awards where appropriate to ensure alignment with key strategic business initiatives. The following table describes the primary compensation elements used by our Company and the objectives of each element:

Base Salary
Objective:
Our Compensation Committee sets base salaries with the intent to attract and retain NEOs, reward satisfactory performance and provide a minimum, fixed level of cash compensation to compensate NEOs for their day-to-day responsibilities.

Key Features:

• NEO base salaries are initially determined as a result of negotiation between the executive and our management in consultation with, and subject to the approval of, our Compensation Committee.

• Our Compensation Committee reviews base salaries annually and has discretion to provide increases based on our Compensation Committee’s understanding of current competitive pay practices, promotions, our CEO’s recommendation (except for his own salary), changes in responsibilities and performance, annual budget for increases, our overall financial and operational results, the general economy, length of tenure, internal pay equity and other factors our Compensation Committee deems appropriate.

Process:

• In February of each year, our CEO recommends base salaries for NEOs other than himself for the following twelve months.

• Our Compensation Committee reviews the proposed base salary changes with input from its compensation consultant.

• Our Compensation Committee approves annual base salaries for our NEOs and reports the salaries to our full Board.

Annual Cash Incentive Bonus
Objective:
Annual cash incentive bonuses are awarded under a performance-based compensation program and are designed to align the interests of our NEOs and stockholders by providing compensation based on the achievement of pre-established corporate and/or business goals and individual performance.

Key Features:

• Each year, the target bonus for each NEO is set by our Compensation Committee based on each NEO’s employment agreement provisions, our CEO’s recommendation (except for his own target bonus), internal pay equity, our Compensation Committee’s general understanding of current competitive pay practices and other factors it deems appropriate.

• The incentive compensation for our NEOs is based on achievement of certain objective corporate, financial, strategic and individual goals established and approved by our Compensation Committee at the start of the year.

• If we achieve results that are below certain threshold levels, these NEOs receive no cash incentive bonus, while results that are above certain threshold levels result in cash incentive bonuses above target levels.

Process:

• Our Compensation Committee participates in our Board’s review of our annual operating plan in the beginning of the year.

• Our CEO recommends bonus targets as a percentage of base salary for each NEO other than himself.

• Our management recommends financial and other performance measures, weightings and ranges.

• Our Compensation Committee reviews proposed bonus targets, performance measures and ranges provided by management and, with input from its compensation consultant, approves bonus targets, performance measures and ranges that it believes establish appropriately challenging goals.

• After the end of the calendar year, our management presents our Company’s financial results to our Board.

Our Compensation Committee reviews the results and determines whether to make any adjustments to the recommendations and then approves each NEO’s bonus award.

• Our Compensation Committee reports bonus award determinations to our full Board.

Long-Term Incentive Awards
Objectives:
Our Compensation Committee structures long-term incentive awards with the goal of aligning our NEOs’ interests with those of our stockholders, and to support retention and motivate NEOs to achieve our financial, strategic and operational goals. Long-term incentive awards include stock options and time-based restricted stock awards and performance-based restricted cash units, which may be settled in cash or shares at the election of the Compensation Committee.

Key Features:

• Our Compensation Committee grants stock options and time-based vesting restricted stock awards and performance-based restricted cash units to our NEOs with the grant date fair value based on our Compensation Committee’s general understanding of current competitive pay practices, our CEO’s recommendation (except for his own awards), input from our compensation consultant, internal pay equity, evaluation of each NEO’s performance, and other factors our Compensation Committee deems appropriate.

• Our Compensation Committee allocates long-term incentive awards among stock options, time-based vesting restricted stock awards and performance-based restricted cash units based on grant date fair value (with vesting terms that generally extend up to three years) with the intent to provide NEOs with a balanced retention and performance opportunity and to closely align our NEOs’ long-term objectives with those of our stockholders.

• In 2022, our Compensation Committee again decided to grant performance-based restricted cash units rather than shares and retained the discretion to settle the cash units in either cash or shares of our Common Stock upon vesting to protect against potential dilution. Each performance-based restricted cash unit has a target number of cash units to be earned following completion of a specific performance period based on the achievement of certain pre-established Company performance objectives. These performance-based restricted cash units will be earned upon the completion of the specific performance period if the relevant performance objectives are achieved and typically vest based on continued service after a three-year period. At the time that each performance-based restricted cash unit vests, our Compensation Committee has discretion to either (i) pay cash equal to the product of the closing price of our Common Stock multiplied by the number of cash units that vested or (ii) issue one share of our Common Stock for each performance-based restricted cash unit.

Process:

• In the first fiscal quarter, our CEO recommends a grant date fair value of awards for executives other than himself.

• Our Compensation Committee reviews proposed performance measures and ranges provided by management and competitive market data from our peer group and, with input from its compensation consultant, approves performance measures and ranges that it believes establish appropriately challenging goals.

• Our Compensation Committee approves the number of time-based stock options, the number of time-based restricted stock awards and the target number of performance-based restricted cash units granted to our NEOs.

• Our Compensation Committee reports equity award determinations to our full Board. At the end of the performance period, our Compensation Committee reviews the Company’s financial performance for the relevant performance period and determines the amount of earned cash units that are subject to performance-based vesting.

Severance and Change in Control Benefits
Objective:
Severance and change in control benefits are included in each NEO’s employment agreement or employment plan in order to promote stability and continuity of our senior management team in the event of a potential change in control and/or an involuntary termination. Our Compensation Committee believes these provisions help to align our NEO’s interests appropriately with those of our stockholders in these scenarios.

Key Features:

• Events triggering payment require a termination of an NEO’s employment by our Company without cause or by an NEO for good reason. NEOs are entitled to enhanced benefits if the qualifying termination occurs during a specified period before or after a change in control (i.e., double-trigger).

• Change in Control benefits do not include any tax gross-ups.

• Our Compensation Committee has determined these termination-related benefits are appropriate to preserve productivity and encourage retention in the face of potentially disruptive circumstances. These arrangements also include restrictive covenants that help protect our Company from competition and solicitation of employees and customers.

• Each NEO will only be eligible to receive severance payments if he or she signs a general release of claims against our Company following an eligible termination.

Chief Executive Officer Compensation

As of December 31, 2022, Mr. Miller’s annual base salary was $500,000. Mr. Miller received equity grants in 2022 consistent with the other NEOs, as discussed in this Compensation Discussion and Analysis section.

Pay Mix

In keeping with our results-driven culture, our Compensation Committee expects our NEOs to deliver superior performance in a sustained fashion and believes that a substantial portion of their overall compensation should be at-risk and tied to our short- and long-term performance. As shown below, approximately 82% of Mr. Miller, our CEO’s targeted compensation and an average of approximately 68% of the targeted compensation of our other NEOs for 2022 was at risk and tied to performance and long-term incentives1.

1	For the purposes of this calculation, we did not include Mr. Greenwald as he was no longer employed by the Company as of December 31, 2022.

2022 Compensation Decisions

In determining the criteria for our NEOs’ incentive compensation, our Compensation Committee considers a variety of factors, including alignment of our NEOs’ compensation with our stockholders’ returns, and from time to time may adjust these factors or performance metrics based on our Company’s transactions or the occurrence of unknown or unexpected events during the applicable measurement period. On the corporate level, our Compensation Committee selected revenue, adjusted free cash flow and cloud subscriber growth as metrics that our Compensation Committee believes appropriately value our Company on both a short- and long-term basis and are targeted to emphasize strong growth on gross revenue while also managing our earnings per share. We believe these are also the key metrics our stockholders use in their evaluation of our Company. As a result, our NEOs are focused on growing revenue and cloud subscribers, managing free cash flow, and total shareholder return, which we believe is aligned with our stockholders’ perspective on our Company’s ability to grow and succeed on the short- and long-term.

Base Salary

Base salaries for our NEOs are reviewed and may be adjusted annually. Base salaries may also be adjusted during the year upon promotion or based on internal equity or external market conditions. Our Compensation Committee makes these decisions after reviewing the recommendation of our CEO (except as it concerns his own salary) and consulting with our compensation consultant.

In 2022, Mr. Ferraro received an increase in his base salary from $325,000 to $375,000 during the period when he was Acting Chief Financial Officer and continuing when he was appointed Chief Financial Officer. The table below sets forth each of our NEOs’ 2022 base salary as of December 31, 2022.

Name	Base Salary As of December 31, 2022
Jeffrey Miller	$500,000
Louis Ferraro Jr.	$375,000
Christopher Hill	$385,000
Patrick Doran	$385,000
Christina Gabrys	$290,000
Taylor Greenwald	N/A	(1)

(1)
On August 12, 2022, Mr. Greenwald took an unpaid leave of absence from his position as our Chief Financial Officer, and his employment terminated effective October 10, 2022 when his leave of absence was not extended by mutual agreement. His base salary in effect at the time his employment terminated was $390,000

2022 Annual Cash Incentive Bonus Compensation

Our Annual Cash Incentive Bonus Compensation Program promotes our pay-for-performance philosophy by providing all executives and other management-level corporate employees with direct financial incentives in the form of annual cash awards for achieving Company, business and individual performance goals.

Target Percentage

Our Compensation Committee sets each NEO’s individual target cash incentive amount (expressed as a percentage of base salary) based on its general understanding of competitive pay practices, our CEO’s recommendation (except with respect to his own target), its consultation with our compensation consultant, and other factors it deems appropriate. Based on its review of these factors, in March 2022, our Compensation Committee kept the target bonus percentage of each of our NEOs at the same level as in 2021, with the exception of Mr. Ferraro who was promoted during the course of the year.

Mr. Greenwald did not receive a 2022 bonus as he left his position with the Company prior to the end of 2022.

The target cash incentive and maximum bonus percentages for each of our other NEOs for 2022 were as follows:

Name	Target Incentive Bonus Percentage	Maximum Bonus Percentage

Jeffrey Miller	100% of base salary	175% of base salary

Louis Ferraro(1)	70% of base salary	122.5% of base salary

Christopher Hill	100% of base salary	175% of base salary

Patrick Doran	70% of base salary	122.5% of base salary

Christina Gabrys	50% of base salary	87.5% of base salary

(1)
In 2022, Mr. Ferraro’s cash bonus was pro-rated based on the changes to his position with the Company and changes to his base salary during 2022. For the period January 1, 2022 through August 12, 2022, his target incentive bonus percentage was 50% of base salary and upon his appointment to Acting Chief Financial Officer on August 12, 2022 his target incentive bonus was increased to 70% of his base salary.

2022 Objectives

For 2022, the cash incentive bonuses actually received by each of our NEOs were determined based on certain corporate objectives.

Our Compensation Committee established (i) revenue, (ii) adjusted free cash flow and (iii) cloud subscriber growth as the corporate components of our 2022 annual cash incentive bonus program, with each of the components weighted as set forth below. We utilize the non-GAAP financial measure of adjusted free cash flow internally in analyzing our financial results and evaluating our ongoing operational performance because it excludes certain non-cash adjustments and non-recurring charges required under GAAP. We use cloud subscriber growth internally in analyzing the Company’s performance because it is a key method of measuring the long term growth potential and effectiveness of the strategy of the Company. These metrics were also selected because they are some of the key performance metrics stockholders use in evaluating our Company. In calculating adjusted free cash flow, we start with net cash provided by (used in) operating activities, less purchases of fixed assets, less additions to capitalized software. We then add back cash paid related to restructuring charges and certain litigation expenses. Cloud subscriber growth is measured as the net cloud subscribers on December 31 over the net cloud subscribers in the previous year.

Each of the components was assigned a “threshold” level, which is the minimum achievement level that must be satisfied to receive a portion of the applicable bonus amounts, and a “maximum” level, which, if achieved or exceeded, would result in our NEOs receiving up to 175% of the target amount attributed to that component.

The components of the 2022 cash incentive compensation plan are set forth below:
Corporate Component	Weighting	Threshold 50% payout	100% payout	Maximum 175% payout
Revenue	40%	$261,000,000	$272,000,000	$285,000,000
Adjusted Free Cash Flow	40%	$500,000	$3,000,000	$6,000,000
Cloud Subscriber Growth (Year over Year)	20%	1,600,000	2,600,000	3,600,000

2022 Corporate Component

In 2022, our revenue was $252,600,000, which was below the minimum revenue target, and therefore, our NEOs did not receive any payout for this metric. Our adjusted free cash flow for 2022 was $7,500,000, which was at the maximum 175% payout of the adjusted free cash flow and therefore, our NEOs received 70% payout for this metric. Our cloud subscriber growth was 1,200,000, which was below the minimum cloud subscriber growth target and therefore, our NEOs did not receive any payout for this metric.

As Mr. Greenwald was not employed by our Company on December 31, 2022, he did not receive any cash incentive bonus for 2022. The above calculations resulted in the following payout amounts under the 2022 cash incentive bonus plan for each of our NEOs:

Executive	Target Bonus	Percentage of Target Awarded	Actual Bonus Awarded
Jeffrey Miller	$500,000	70%	$350,000
Louis Ferraro(1)	$204,167	70%	$142,917
Patrick Doran	$269,500	70%	$188,650
Christopher Hill	$385,000	70%	$269,500
Christina Gabrys	$145,000	70%	$101,250

(1)	In 2022, Mr. Ferraro’s cash incentive bonus was pro-rated based on the change in his position and the corresponding change in his base salary.

2022 Long-Term Incentive Compensation Plan

Our Compensation Committee awarded time-based vesting stock options, time-based restricted stock awards, and performance-based restricted cash units to our NEOs as the long-term equity incentive component of their compensation, targeting an annual mix with the intent to provide NEOs with a balanced retention and performance opportunity and serve to closely align our NEOs’ long-term objectives with those of our stockholders. The number of shares underlying time-based vesting stock options and the target number of performance-based restricted cash units granted to our NEOs is based on our Compensation Committee’s general understanding of competitive pay practices, our CEO’s recommendation (except with respect to his own awards), consultation with our compensation consultant, and other factors that our Compensation Committee deems appropriate.

Time-Based Stock Options, Time-Based Restricted Stock Awards, and Performance-Based Restricted Cash Units

Subject to the vote of the Company’s stockholders at the Annual Stockholders’ Meeting on June 16, 2022 to add additional shares to the 2015 Equity Incentive Plan, in April 2022, in consultation with our compensation consultant, our Compensation Committee granted time-based vesting options to purchase shares of our Common Stock (25% of such NEO’s equity award), time-based restricted stock awards of our Common Stock (25% of such NEO’s equity award), and performance-based restricted cash units (50% of such NEO’s equity award) to each of our NEOs. The time-based vesting stock options vest one-third on each of the first, second and third anniversary of their grant date. The time-based vesting restricted stock awards vest one-third on each of the first, second and third anniversary of their grant date. The performance-based restricted cash units vest upon the Compensation Committee approving the level of performance against pre-established metrics for such grants, and such approval is expected to occur on or about February 28, 2025. Each component is subject to the NEO remaining employed through the date of such approval in 2025. The time-based vesting helps tie our NEOs’ variable realizable compensation to our performance and further align their interests with those of our stockholders. See “Description of Awards Granted in 2022” below. In connection with his promotion to Acting CFO, Mr. Ferraro also received 50,000 restricted stock awards, 50,000 stock options and 100,000 performance-based cash units. Mr. Greenwald was not granted time-based vesting restricted stock awards or time based vesting stock options in 2022 because he received a grant of 206,711 stock options and 360,000 restricted stock awards (but no performance-based restricted cash units) as part of his hiring package in November 2021. He was granted 326,797 performance-based cash units in April 2022 but will not be entitled to payout for any portion of the performance-based cash units because he left his employment with the Company prior to the payout date.

The following table sets forth the number of performance-based restricted cash units awarded, the number of time-based stock options to purchase shares of our Common Stock, and the number of time-based restricted stock awards of our Common Stock granted to our NEOs in 2022.

Name	Number of Shares Subject to Options	Number of Shares Subject to Restricted Shares	Number of Performance- Based Restricted Cash Units
Jeffrey Miller	418,301	418,301	836,601
Taylor Greenwald*	0	0	326,797
Louis Ferraro	115,359	115,359	230,719
Christopher Hill	163,399	163,399	326,797
Patrick Doran	163,399	163,399	326,797
Christina Gabrys	65,359	65,359	130,719

*	As Mr. Greenwald’s position with the Company was terminated in 2022, he will not vest in any of the awards set forth above.

Performance-Based Restricted Cash Units

2020-2022 Performance-Based Restricted Cash Units

In February 2020, our Compensation Committee granted 2020-2022 performance-based restricted cash units to our NEOs (other than Mr. Greenwald, Mr. Hill, Mr. Ferraro and Ms. Gabrys, who were not executive officers on such date) employed as of the grant date. The following table sets forth the 2020-2022 performance-based restricted cash units (the “2020-2022 Performance Units”) awarded to our NEOs:

Name	2020–2022 Target Performance Units	2020 Target Performance Units	2021 Target Performance Units	2022 Target Performance Units
Jeffrey Miller	110,497	36,832	36,832	36,833
Patrick Doran	138,121	46,041	46,040	46,040

The 2020-2022 Performance Units provide the opportunity to earn the identified performance-based restricted cash units based on the performance of our business during 2020, 2021 and 2022. Our NEOs are required to remain employed by our Company through February 2023 in order to vest in the cash units. Our Compensation Committee will determine whether to settle the vested performance-based restricted cash units in cash or shares of our Common Stock at the time they vest.

The following were the performance targets for the plan established by our Compensation Committee: 33.3% based on revenue, 33.3% based on adjusted EBITDA and 33.3% based on a strategic objective established by our Compensation Committee. For 2022, our Compensation Committee designated TSR as the strategic metric.

Each of the components was separately assigned a “threshold” level, which established the minimum achievement necessary to be satisfied to receive any portion of the applicable bonus amounts, and a “maximum” level, which, if achieved or exceeded, would result in 200% of the target cash units being earned with respect to such component as described below.

As previously disclosed in the Compensation Discussion and Analysis section of our proxy statements for our 2021 and 2022 annual meeting of stockholders, our NEOs earned 43.33% of the target number of the 2020-2022 Performance Units allocable to 2020 based on the Company’s 2020 financial performance and 66.7% of the target number of the 2020-2022 Performance Units allocable to 2021 based on the Company’s 2021 financial performance. The actual number of 2020-2022 Performance Units earned based on each of our 2020 and 2021 performance is set forth below, which performance units vested in February 2023:

Name	2020–2022 Target Performance Units	2020 Target Performance Units	Attainment %	Units Earned	2021 Target Performance Units	Attainment %	Units Earned
Jeffrey Miller	110,497	36,832	43.33%	15,961	36,832	66.7%	24,556
Patrick Doran	138,121	46,041	43.33%	19,951	46,040	66.7%	30,695

2022 Performance Period — One-third of the 2020-2022 Performance Units

In February 2022, our Compensation Committee approved the following threshold, target and maximum performance goals for the 2022 portion of the 2020-2022 Performance Shares, which threshold, target and maximum performance goals were subsequently adjusted to account for the sale of the Company’s digital assets in May 2022:
Corporate Component	Weighting	Threshold 50% payout	Target 100% payout	Maximum 200% payout
Revenue	33 1∕3%	$261,000,000	$272,000,000	$285,000,000
Adjusted EBITDA	33 1∕3%	$36,500,000	$46,500,000	$56,500,000
TSR	33 1∕3%	35th	50th	75th

In 2022, using the same adjustments and calculations as described above under our 2022 cash incentive compensation plan, our NEOs did not receive any portion with respect to the revenue metric and received 116% with respect to the EBITDA metric. With respect to the TSR, based on the same analysis, our TSR was in the 17th percentile, resulting in no payment for this metric. As a result, each NEO received the following payout with respect to our Company’s 2022 performance:

Corporate Component	Achievement	Plan Payout	Weighting	Payout
Revenue	$252,600,000	0%	33 1∕3%	0%
Adjusted EBITDA	$48,100,000	116%	33 1∕3%	38.7%
TSR	9th	0%	33 1∕3%	0%

As a result, our NEOs earned 38.7% of the target number of the 2020-2022 Performance Units allocable to 2022 based on our Company’s 2022 financial performance. The actual number of 2020-2022 Performance Units earned based on our 2022 performance is set forth below, which performance units vested in February 2023:

Name	2022 Target Performance Units	Attainment %	Units Earned
Jeffrey Miller	36,833	38.7%	14,242
Patrick Doran	46,041	38.7%	17,802
2021-2023 Performance-Based Restricted Cash Units

In February 2021, our Compensation Committee granted 2021-2023 performance-based restricted cash units to our NEOs (other than Mr. Greenwald, who was not an employee on such date) employed as of the grant date.
The following table sets forth the 2021-2023 performance-based restricted cash units (the “2021-2023 Performance Units”) awarded to our NEOs:

Name	2021–2023 Target Performance Units	2021 Target Performance Units	2022 Target Performance Units	2023 Target Performance Units
Jeffrey Miller	303,797	101,266	101,266	101,265
Louis Ferraro	59,459	19,820	19,820	19,819
Christopher Hill	136,937	45,646	45,646	45,645
Patrick Doran	135,135	45,045	45,045	45,045
Christina Gabrys	14,254	4,752	4,751	4,751

The 2021-2023 Performance Units provide the opportunity to earn the identified performance-based restricted cash units based on the performance of our business during 2021, 2022 and 2023. Our NEOs are required to remain employed by our Company through February 2024 in order to vest in the cash units. Our Compensation Committee will determine whether to settle the vested performance-based restricted cash units in cash or shares of our Common Stock at the time they vest.

The following were the performance targets for the plan established by our Compensation Committee: 33 1∕3% based on revenue, 33 1∕3% based on adjusted EBITDA and 33 1∕3% based on a strategic objective established by our Compensation Committee. For 2021, our Compensation Committee designated TSR as the strategic metric.

Each of the components was separately assigned a “threshold” level, which established the minimum achievement necessary to be satisfied to receive any portion of the applicable bonus amounts, and a “maximum” level, which, if achieved or exceeded, would result in 200% of the target cash units being earned with respect to such component as described below.

2021 Performance Period — One-third of the 2021-2023 Performance Units

In February 2021, our Compensation Committee approved the following threshold, target and maximum performance goals for the 2021 portion of the 2021-2023 Performance Shares:
Corporate Component	Weighting	Threshold 50% payout	Target 100% payout	Maximum 200% payout
Revenue	33 1∕3%	$275,000,000	$295,000,000	$315,000,000
Adjusted EBITDA	33 1∕3%	$35,000,000	$50,000,000	$65,000,000
TSR	33 1∕3%	35th	50th	75th

As previously disclosed in the Compensation Discussion and Analysis section of our proxy statement for our 2022 annual meeting of stockholders, our NEOs earned 54.17% of the target number of the 2021-2023 Performance Units allocable to 2021 based on the Company’s 2021 financial performance, which performance units shall vest on or about February 2024 provided the NEO remains employed by our Company through such date:
Name	2021–2023 Target Performance Units	2021 Target Performance Units	Attainment %	Units Earned
Jeffrey Miller	303,797	101,266	54.17%	54,852
Louis Ferraro	59,459	19,820	54.17%	10,737
Christopher Hill	136,937	45,645	54.17%	24,726
Patrick Doran	135,135	45,045	54.17%	24,400
Christina Gabrys	14,254	4,752	54.17%	2,574

2022 Performance Period — One-third of the 2021-2023 Performance Units
In February 2022, our Compensation Committee approved the following threshold, target and maximum performance goals for the 2022 portion of the 2021-2023 Performance Shares, which threshold, target and maximum performance goals were subsequently adjusted to account for the sale of the Company’s digital assets in May 2022:

Corporate Component	Weighting	Threshold 50% payout	Target 100% payout	Maximum 200% payout
Revenue	33 1∕3%	$261,000,000	$272,000,000	$285,000,000
Adjusted EBITDA	33 1∕3%	$36,500,000	$46,500,000	$56,500,000
TSR	33 1∕3%	35th	50th	75th

In 2022, using the same adjustments and calculations as described above under our 2022 cash incentive compensation plan, our NEOs did not receive any portion with respect to the revenue metric and received 116% with respect to the EBITDA metric. With respect to the TSR, based on the same analysis, our TSR was in the 9th percentile, resulting in no payment for this metric. As a result, each NEO received the following payout with respect to our Company’s 2022 performance:

Corporate Component	Achievement	Plan Payout	Weighting	Payout
Revenue	$252,600,000	0%	33 1∕3%	0%
Adjusted EBITDA	$48,100,000	116%	33 1∕3%	38.7%
TSR	9th	0%	33 1∕3%	0%

As a result, our NEOs earned 38.7% of the target number of the 2021-2023 Performance Units allocable to 2022 based on our Company’s 2022 financial performance. The actual number of 2021-2023 Performance Units earned based on our 2022 performance is set forth below, which performance units shall vest on or about February 2024 provided the NEO remains employed by our Company through such date:

Name	2022 Target Performance Units	Attainment %	Units Earned
Jeffrey Miller	101,266	38.7%	39,156
Louis Ferraro	19,820	38.7%	7,664
Christopher Hill	45,645	38.7%	17,649
Patrick Doran	45,045	38.7%	17,417
Christina Gabrys	4,751	38.7%	1,838

2022-2024 Performance-Based Restricted Cash Units

In February 2022, our Compensation Committee granted 2022-2024 performance-based restricted cash units to our NEOs employed as of the grant date. Mr. Greenwald left his position with our Company prior to December 31, 2022 and therefore will not be entitled to vest in any 2022-2024 performance-based restricted cash units.

The following table sets forth the 2022-2024 performance-based restricted cash units (the “2022-2024 Performance Units”) awarded to our NEOs:

Name	2022–2024 Target Performance Units	2022 Target Performance Units	2023 Target Performance Units	2024 Target Performance Units
Jeffrey Miller	836,601	278,867	278,867	278,867
Louis Ferraro	230,719	76,907	76,906	76,906
Christopher Hill	326,797	108,933	108,932	108,932
Patrick Doran	326,797	108,933	108,932	108,932
Christina Gabrys	130,719	43,573	43,573	43,573

The 2022-2024 Performance Units provide the opportunity to earn the identified performance-based restricted cash units based on the performance of our business during 2022, 2023 and 2024. Our NEOs are required to remain employed by our Company through February 2025 in order to vest in the cash units. Our Compensation Committee will determine whether to settle the vested performance-based restricted cash units in cash or shares of our Common Stock at the time they vest.

The following were the performance targets for the plan established by our Compensation Committee: 25% based on revenue, 25% based on adjusted EBITDA and 50% based on a strategic objective established by our Compensation Committee. For 2022, our Compensation Committee designated TSR as the strategic metric.

Each of the components was separately assigned a “threshold” level, which established the minimum achievement necessary to be satisfied to receive any portion of the applicable bonus amounts, and a “maximum” level, which, if achieved or exceeded, would result in 200% of the target cash units being earned with respect to such component as described below, which threshold, target and maximum performance goals were subsequently adjusted to account for the sale of the Company’s digital assets in May 2022.

Corporate Component	Weighting	Threshold 50% payout	Target 100% payout	Maximum 200% payout
Revenue	25%	$261,000,000	$272,000,000	$285,000,000
Adjusted EBITDA	25%	$36,500,000	$46,500,000	$56,500,000
TSR	50%	35th	50th	75th

2022 Performance Period — One-third of the 2022-2024 Performance Units

In 2022, using the same adjustments and calculations as described above under our 2022 cash incentive compensation plan, our NEOs did not receive any portion with respect to the revenue metric and received 116% with respect to the EBITDA metric. With respect to the TSR, based on the same analysis, our TSR was in the 9th percentile, resulting in no payment for this metric. As a result, each NEO received the following payout with respect to our Company’s 2022 performance:

Corporate Component	Achievement	Plan Payout	Weighting	Payout
Revenue	$252,600,000	0%	25%	0%
Adjusted EBITDA	$48,100,000	116%	25%	29%
TSR	9th	0%	50%	0%

As a result, our NEOs earned 29% of the target number of the 2022-2024 Performance Units allocable to 2022 based on our Company’s 2022 financial performance. The actual number of 2022-2024 Performance Units earned based on our 2022 performance is set forth below, which performance units shall vest on or about February 2025 provided the NEO remains employed by our Company through such date:

Name	2022 Target Performance Units	Attainment %	Units Earned
Jeffrey Miller	278,867	29%	80,871
Louis Ferraro	76,907	29%	22,303
Christopher Hill	108,933	29%	31,590
Patrick Doran	108,933	29%	31,590
Christina Gabrys	43,573	29%	12,636

Other Benefits and Perquisites

Our NEOs are eligible to participate in all of our employee benefit plans (other than our employee stock purchase plan), such as medical, dental, vision, group life and disability insurance and our 401(k) plan, in each case, on the same basis as our other employees. There were no other special benefits or perquisites provided to any NEO in 2022.

Recoupment and Related Policies

We have a comprehensive Workplace Code of Ethics and Business Conduct and ensure that our employees comply with this policy. In accordance with this policy, we investigate all reported instances of questionable or unethical behavior, and where improper behavior is found to have occurred, we take appropriate remedial action up to and including termination. If the results of an investigation establish that one of our employees, officers or directors has committed fraud or engaged in some other improper act that has the result of causing our financial statements for any period to be restated or that otherwise adversely affects those financial statements, our Board has discretion to take immediate and appropriate disciplinary action against the individual, including but not limited to termination. In addition, our Board has discretion to pursue whatever legal remedies are available to prosecute the individual to the fullest extent of the law and to claw back or recoup any amounts he or she inappropriately received as a result of the improper action or inaction, including but not limited to any annual or long-term incentives that he or she received but would not have received had such act not be taken. We intend to adopt a general compensation recovery, or clawback, policy covering our annual and long-term incentive award plans and arrangements consistent with the requirements of the Exchange Act Rule 10D-1 after Nasdaq releases final listing standards in accordance with such rule.

Executive Officer Stock Ownership Guidelines

We have instituted stock ownership guidelines for our executive officers with the purpose of ensuring they maintain a meaningful equity stake in our Company to further align their interests with those of our stockholders. Each executive officer who is also subject to Section 16 of the Exchange Act or who directly reports to our CEO (which includes all of our NEOs) is required to own, as of the later of January 1, 2022 or five years from the date on which the individual first began reporting to our CEO or first became a Section 16 officer, a number of vested shares of our Common Stock having a value at least equal to (a) in the case of our CEO, five times his then current base salary; (b) for any direct report of our CEO, three times that individual’s then current base salary, and (c) for other executive officers subject to this policy, one and one-half times the individual’s then current base salary.

If an executive officer is not compliant at the end of his or her phase-in period, our Compensation Committee may reduce future equity grants to that individual until he or she becomes compliant. Based on shareholdings and the price of our Common Stock on December 31, 2022, Mr. Doran has fallen below his applicable minimum holding requirement and Messrs. Ferraro, Hill and Miller and Ms. Gabrys are still within the five-year period from becoming executive officers and, therefore, have not had an opportunity to acquire the necessary amount of our Common Stock as of December 31, 2022.

Tax Matters

For federal income taxes, compensation is an expense that is fully tax deductible for almost all of our U.S. employees. As a result of changes made by the 2017 Tax Cuts and Jobs Act, compensation in excess of $1 million paid to anyone who serves as the Chief Executive Officer, Chief Financial Officer or who is among the three most highly compensated executive officers for any year beginning after December 31, 2016 generally is not deductible. The only exception is for compensation that is paid pursuant to a binding contract in effect on November 2, 2017, that would have otherwise been deductible under the prior Section 162(m) rules, of which the Company has none. Our Compensation Committee considers tax and accounting implications in determining all elements of our compensation plans, programs and arrangements.

Management Changes

Taylor Greenwald entered into the Amendment to Employment Agreement, which amended his employment agreement entered into effective November 1, 2021. Under the terms of the Amendment to Employment Agreement, Mr. Greenwald took an unpaid leave of absence for the period August 12, 2022 through October 10, 2022 (“Leave of Absence Term”). The Amendment to Employment Agreement provided that if Mr. Greenwald did not return to his position as the Chief Financial Officer of the Company prior to the end of the Leave of Absence Term, (i) his employment terminated effective immediately, (ii) all restricted stock awards and stock options would cease vesting with respect to any unvested portion, and (iii) the Company would not be obligated to pay any termination or severance benefits. Mr. Greenwald’s employment was terminated effective October 10, 2022 when his leave of absence was not extended by mutual agreement, and as such, his employment at the Company terminated as an operation of the Amendment to Employment Agreement.

Compensation Committee

Our Compensation Committee is currently comprised of the following three directors: Mohan Gyani (Chair), Kristin Rinne and Martin Bernstein, each of whom is independent, as currently defined in Rule 5605(a)(2) and 5605(d)(2) of the Nasdaq listing standards. Mr. Waldis and Mr. Miller also attend Compensation Committee meetings in a non-voting observer capacity but do not participate in discussions regarding their own compensation. Each member of our Compensation Committee is a non-employee director, as defined pursuant to Rule 16b-3 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our Compensation Committee met eight times during 2022 and acted by unanimous written consent twice. Our Compensation Committee is charged by our Board to:

•	review and approve our compensation strategy and philosophy;

•	review and approve our annual corporate goals and objectives related to executive compensation and evaluate performance in light of these goals;

•
review and approve policies and all forms of compensation and other benefits to be provided to our employees (including our NEOs), including among other things the annual base salaries, bonus, stock options, restricted stock awards and other incentive compensation arrangements;

•	evaluate the CEO’s performance and determine his salary and incentive compensation;[1]

•	in consultation with the CEO, determine the salaries and incentive compensation of our other executive officers;

•	make recommendations from time to time to our Board regarding non-employee director compensation matters;

•	recommend, for approval by the Board, the adoption or amendment of our equity and cash incentive plans;

•	administer our stock purchase plan and equity incentive plans;

•	oversee the administration of our other material employee benefit plans, including our 401(k) plan; and

•	review and approve other aspects of our compensation policies and matters as they arise from time to time.

A more detailed description of our Compensation Committee’s functions can be found in our Compensation Committee charter, which can be found on the Investor Relations section of our website at www.synchronoss.com.

Our Compensation Committee has also established a Key Employee Equity Awards Committee, with our CEO as the sole member, whose purpose is to approve equity awards to our newly hired and current employees, other than executive officers and subject to guidelines previously approved by our Compensation Committee. Our Key Employee Equity Awards Committee acted by unanimous written consent 12 times in 2022.

In accordance with Nasdaq listing standards, our Compensation Committee, under its charter, may select and retain, and is directly responsible for the appointment, compensation and oversight of, compensation consultants or any other third party to assist in the evaluation of director and officer compensation, as well as any other compensation matters. In addition, our Compensation Committee has the responsibility to consider the independence of these advisers in accordance with applicable law and/or Nasdaq listing standards. Our Compensation Committee has retained Deloitte Consulting LLP (“Deloitte”) as its compensation consultant. In 2022, Deloitte did not perform any services for us other than its services to our Compensation Committee and received no compensation from us other than its fees in connection with the firm’s retention as our Compensation Committee’s compensation consultant. Our Compensation Committee assessed the independence of Deloitte pursuant to applicable SEC rules and Nasdaq listing standards and concluded that the work of Deloitte has not raised any conflict of interest.

[3]	The evaluation of the performance of the CEO has been moved to the Nominating/Corporate Governance Committee effective February 2023.

Our Compensation Committee considers the information provided by Deloitte when making decisions with respect to compensation matters, along with information it receives from management and its own judgment and experience. Deloitte serves at the discretion of our Compensation Committee and our Compensation Committee approves the fees paid to Deloitte.

Compensation Committee Interlocks and Insider Participation

During the calendar year ending on December 31, 2022, Mohan Gyani (Chair), Kristin Rinne and Martin Bernstein served as members of our Compensation Committee. None of the members of our Compensation Committee was an officer or employee of our Company at any time during 2022 and none of the members of our Compensation Committee has ever served as an officer of our Company or had any relationship with us requiring disclosure herein. None of our executive officers currently serves, or in the past fiscal year has served, as a member of the board of directors or compensation committee of any other entity that has one or more executive officers serving as a member of our Board or Compensation Committee.

Compensation Committee Report(1)

The Compensation Committee has reviewed and discussed the foregoing Compensation Discussion and Analysis with management and, based on such review and discussions, the Compensation Committee has recommended to our Board that the Compensation Discussion and Analysis be included in this Form 10-K/A submitted by the following members of the Compensation Committee:

Mohan S. Gyani, Chair
Kristin S. Rinne
Martin F. Bernstein

(1)
The material in this report is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference in any filing of Synchronoss Technologies, Inc. under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Summary Compensation Table

The following table sets forth all of the compensation awarded to, earned by, or paid to our NEOs for the years indicated:

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)		Option Awards ($)(8)	Non-Equity Incentive Plan Compensation ($)(9)	All Other Compensation ($)		Total ($)
Jeffrey Miller President and Chief Executive Officer	2022	500,000		1,413,856	(3)	485,229	350,000	7,000	(10)	2,756,085
	2021	500,000		3,293,156		603,768	244,000	7,000		4,647,924
	2020	403,110		600,000		113,857	291,647	7,000		1,415,614
Louis Ferraro Chief Financial Officer	2022	345,833		439,582	(4)	146,527	142,917	7,000	(10)	1,081,860
	2021	321,250		262,215		87,480	74,466	7,000		752,411
Christopher Hill Chief Commercial Officer	2022	385,000		583,333	(5)	194,445	269,500	7,000	(10)	1,439,278
	2021	358,750		534,893		106,776	174,358	7,000		1,181,777
	2020	321,083	15,000	—		148,426	273,813	7,000		765,322
Patrick Doran Chief Technology Officer	2022	379,890		583,333	(6)	194,445	188,650	7,000	(10)	1,353,318
	2021	362,771		932,433		121,892	124,533	7,000		1,548,629
	2020	323,903		750,000		142,322	175,131	7,000		1,398,356
Christina Gabrys Chief Legal Officer	2022	281,250		233,333	(7)	77,777	101,250	7,000	(10)	700,610
Taylor Greenwald(11) Former Chief Financial Officer	2022	254,583		—		—	—	—		254,583
	2021	65,000		900,000		300,183	45,500	—		1,270,683

(1)
The amounts set forth in this column represent the subjective individual component portion of our annual cash incentive bonus awards paid to the NEOs in 2022. See “Compensation Discussion and Analysis” above for further discussion of the subjective individual component.

(2)
The amounts in this column reflect the grant date fair value, computed in accordance with FASB ASC Topic No. 718, of the performance share awards (with the grant date fair value determined using the probable outcome of the performance conditions) and the time-based restricted stock awards granted to our NEOs. See “Compensation Discussion and Analysis” above for further discussion of these share awards. See Note 2 to the Financial Statements included in the Original Filing for a discussion of our assumptions in estimating the fair value of our share awards. Our executive officers will not realize any value for these awards until sold.

(3)
Mr. Miller was granted performance-based restricted cash units as 2022-2024 Performance Cash Units as described in greater detail in “Compensation Discussion and Analysis” above. The grant date value of the performance-based restricted cash units assuming the highest level of performance conditions is achieved was $1,991,110.

(4)
Mr. Ferraro was granted performance-based restricted cash units as 2022-2024 Performance Cash Units as described in greater detail in “Compensation Discussion and Analysis” above. The grant date value of the performance-based restricted cash units assuming the highest level of performance conditions is achieved was $311,111. Mr. Ferraro was granted additional performance based restricted cash units in connection with his taking the role of Acting Chief Financial Officer (the “Acting Grant”) as described in greater detail in the “Compensation Discussion and Analysis” above. The grant date value of the Acting Grant assuming the highest level of performance conditions achieved was $165,000. Mr. Ferraro was granted additional performance based restricted cash units in connection with remaining in the role of Acting Chief Financial Officer for greater than 90 days (the “90 Day Grant”) as described in greater detail in the “Compensation Discussion and Analysis” above. The grant date value of the 90 Day Grant assuming the highest level of performance conditions achieved was $110,000.

(5)
Mr. Hill was granted performance-based restricted cash units as 2022-2024 Performance Cash Units as described in greater detail in “Compensation Discussion and Analysis” above. The grant date value of the performance-based restricted cash units assuming the highest level of performance conditions is achieved was $777,777.

(6)
Mr. Doran was granted performance-based restricted cash units as 2022-2024 Performance Cash Units as described in greater detail in “Compensation Discussion and Analysis” above. The grant date value of the performance-based restricted cash units assuming the highest level of performance conditions is achieved was $777,777.

(7)
Ms. Gabrys was granted performance-based restricted cash units as 2022-2024 Performance Cash Units as described in greater detail in “Compensation Discussion and Analysis” above. The grant date value of the performance-based restricted cash units assuming the highest level of performance conditions is achieved was $311,111.

(8)
The amounts in this column reflect the grant date fair value, computed in accordance with FASB ASC Topic No. 718, of option awards granted to our NEOs. See Note 2 to the Financial Statements included in the Original Filing for a discussion of our assumptions in estimating the fair value of our stock option awards. Our NEOs will not realize any value with respect to these awards until these awards are exercised or sold.

(9)	The amounts under this column include amounts earned based on our Company’s annual cash incentive bonus compensation plan described under “Compensation Discussion and Analysis” above.
(10)	Reflects amounts paid for 401(k) Company match.
(11)
Mr. Greenwald was granted performance-based restricted cash units as 2022-2024 Performance Cash Units as described in greater detail in “Compensation Discussion and Analysis” above. The grant date value of the performance based restricted cash units assuming the highest level of performance conditions is achieved was $777,777. Because Mr. Greenwald’s employment was terminated prior to February 2025, he will not be entitled to any 2022-2024 performance based restricted cash units. Mr. Greenwald was not granted restricted stock awards or stock options.

Grants of Plan Based Awards

The following table sets forth each plan-based award granted to our NEOs during the year ended December 31, 2022. The FASB ASC Topic No. 718 value of these awards is also reflected in the Stock Awards and Option Awards columns of the Summary Compensation Table above:
		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)			Number of Shares of Stock or Units (#)	Awards Securities Underlying Options (#))	Exercise or Base Price of Option Awards ($/Sh)	Value of Stock and Option Awards ($)(3)
Name(s)	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Jeffrey Miller		250,000	500,000	1,000,000	418,301	836,601	1,673,202
	7/12/2022							418,301	418,301	1.16	970,458
Louis Ferraro(4)		102,084	204,167	408,334	65,360	130,719	261,438
	7/8/2022							65,359	65,359	1.19	155,554
	8/9/2022				25,000	50,000	100,000	25,000	25,000	1.65	82,500
	11/2/2022				25,000	50,000	100,000	25,000	25,000	1.10	55,000
Chris Hill		192,500	385,000	770,000	163,399	326,797	653,594
	7/8/2022							163,399	163,399	1.19	388,890
Patrick Doran		134,750	269,500	539,000	163,399	326,797	653,594
	7/8/2022							163,399	163,399	1.19	388,890
Christina Gabrys		72,500	145,000	290,000	65,360	130,719	261,438
	7/8/2022							65,359	65,359	1.19	155,554
Taylor Greenwald(5)		136,500	273,000	546,000	163,399	326,797	653,594

(1)
Each of our NEOs was granted a non-equity incentive plan award pursuant to our 2022 annual cash incentive bonus compensation plan. The amounts shown in the “Threshold” column reflect the cash payment that would have been awarded under our 2022 annual cash incentive bonus plan if we had achieved the threshold payout level for a single corporate objective with the lowest weight. The amounts shown in the “Target” column reflect the target payment level under our 2022 annual cash incentive bonus plan if we had achieved all of the objectives previously approved by our Compensation Committee at target levels. The amounts shown in the “Maximum” column reflect the maximum payouts under our 2022 annual cash incentive bonus compensation plan if we had achieved all of the objectives previously approved by our Compensation Committee at or above the maximum level. The corporate and business components of our 2022 annual cash incentive bonus compensation plan are discussed in greater detail in “Compensation Discussion and Analysis” above. The actual amounts paid to each NEO are shown in the Summary Compensation Table above.

(2)
Reflects 2022-2024 Performance-Based Restricted Cash Units as described in greater detail in “Compensation Discussion and Analysis” above. The amounts shown in the “Threshold” column reflect the 2022-2024 Performance Cash Units that will be earned if certain minimum financial goals are achieved. The amounts shown in the “Target” column reflect the number of 2022-2024 Performance-Based Restricted Cash Units that will be earned if all of the 2022-2024 financial goals are achieved at target levels. The amounts shown in the “Maximum” column reflect the maximum number of 2022-2024 Performance-Based Restricted Cash Units that can be earned if all of the 2022-2024 financial goals are achieved at or above maximum levels.

(3)
The amount in this column reflects the grant date fair value, computed in accordance with FASB ASC Topic No. 718, of stock awards and options granted to our NEOs. See Note 2 to the Financial Statements included in the Original Filing for a discussion of our assumptions in estimating the fair value of our stock and option awards.

(4)
Mr. Ferraro’s salary was increased to $375,000 upon him becoming Acting Chief Financial Officer in August 2022. The amount he received under the 2022 Cash Incentive Bonus Compensation Plan was prorated accordingly. Mr. Ferraro received a special Acting Grant and 90 Day Grant in the amounts set forth in the table above upon him becoming Acting Chief Financial Officer in August 2022 and upon him remaining in that role for greater than 90 days.

(5)
Mr. Greenwald’s employment was terminated effective October 10, 2022 when his leave of absence was not extended by mutual agreement and therefore he will not receive any amounts under the 2022 Cash Incentive Bonus Compensation Plan, his 2022 performance-based restricted cash units have been cancelled and all of his unvested equity awards have been cancelled.

Description of Awards Granted in 2022

•	Jeffrey Miller:

On July 12, 2022, we granted Mr. Miller (i) an option to purchase 418,301 shares of our Common Stock, (ii) a restricted stock award of 418,301 shares, and (iii) a target award of 836,601 2022-2024 Performance-Based Restricted Cash Units, which are earned based on our Company’s achievement of performance metrics to be established by the Compensation Committee during fiscal year 2022, 2023, and 2024 discussed in the Compensation Discussion and Analysis section in this Form 10-K/A.

•	Louis Ferraro, Jr.:

On July 8, 2022, we granted Mr. Ferraro (i) an option to purchase 65,359 shares of our Common Stock, (ii) a restricted stock award of 65,359 shares, and (iii) a target award of 130,719 2022-2024 Performance-Based Restricted Cash Units, which are earned based on our Company’s achievement of performance metrics to be established by the Compensation Committee during fiscal year 2022, 2023 and 2024 discussed in the Compensation Discussion and Analysis section in this Form 10-K/A. On August 9, 2022, we granted Mr. Ferraro (i) an option to purchase 25,000 shares of our Common Stock, (ii) a restricted Common Stock award of 25,000 shares and (iii) a target award of 50,000 2022-2024 Performance-Based Restricted Cash Units, which are earned based on our Company’s achievement of performance metrics to be established by the Compensation Committee during fiscal year 2022, 2023 and 2024 discussed in the Compensation Discussion and Analysis section of this Form 10-K/A. On November 2, 2022, we granted Mr. Ferraro (i) an option to purchase 25,000 shares of our Common Stock, (ii) a restricted stock award of 25,000 shares and (iii) a target award of 50,000 2022-2024 Performance-Based Restricted Cash Units, which are earned based on our Company’s achievement of performance metrics to be established by the Compensation Committee during fiscal year 2022, 2023 and 2024 discussed in the Compensation Discussion and Analysis section of this Form 10-K/A.

•	Christopher Hill:

On July 8, 2022, we granted Mr. Hill (i) an option to purchase 163,399 shares of our Common Stock, (ii) a restricted stock award of 163,399 shares, and (iii) a target award of 326,797 2022-2024 Performance-Based Restricted Cash Units, which are earned based on our Company’s achievement of performance metrics to be established by the Compensation Committee during fiscal year 2022, 2023, and 2024 discussed in the Compensation Discussion and Analysis section in this Form 10-K/A.

•	Patrick Doran:

On July 8, 2022, we granted Mr. Doran (i) an option to purchase 163,399 shares of our Common Stock, (ii) a restricted stock award of 163,399 shares, and (iii) a target award of 326,797 2022-2024 Performance-Based Restricted Cash Units, which are earned based on our Company’s achievement of performance metrics to be established by the Compensation Committee during fiscal year 2022, 2023, and 2024 discussed in the Compensation Discussion and Analysis section in this Form 10-K/A.

•	Christina Gabrys

On July 8, 2022, we granted Ms. Gabrys (i) an option to purchase 65,359 shares of our Common Stock, (ii) a restricted stock award of 65,359 shares, and (iii) a target award of 130,719 2022-2024 Performance-Based Restricted Cash Units, which are earned based on our Company’s achievement of performance metrics to be established by the Compensation Committee during fiscal year 2022, 2023, and 2024 discussed in the Compensation Discussion and Analysis section in this Form 10-K/A.

•	Taylor Greenwald:

On July 8, 2022, we granted Mr. Greenwald a target award of 326,797 2022-2024 Performance-Based Restricted Cash Units, which are earned based on our Company’s achievement of performance metrics to be established by the Compensation Committee during fiscal year 2022, 2023, and 2024 discussed in the Compensation Discussion and Analysis section in this Form 10-K/A. Because Mr. Greenwald’s employment with the Company was terminated effective October 10, 2022 when his leave of absence was not mutually extended, all performance based restricted cash units and all unvested equity awards have been cancelled.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding each unexercised option and all unvested stock held by each of our NEOs as of December 31, 2022:
	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)(1)
Jeffrey Miller	84,357	(2)			6.20	11/2/2025
	26,061	(3)	3,723		6.88	6/6/2026
	24,554	(4)	12,278		5.43	2/20/2027
	83,649	(5)	167,299		3.95	3/8/2028
			418,301	(6)	1.16	7/12/2029
							101,266	(7)	62,785
							418,301	(8)	259,347
										77,349	(9)	47,956
										455,695	(10)	282,531
										257,383	(11)	159,577
										836,601	(12)	518,693
Louis Ferraro	8,283	(3)			6.88	6/6/2026
	13,812	(4)	6,906		5.43	2/20/2027
	25,000	(13)			3.74	9/11/2027
	9,910	(14)	19,820		2.94	6/14/2028
	10,000	(15)	10,000		2.91	8/5/2028
			65,359	(6)	1.19	7/8/2029
			25,000	(16)	1.65	8/9/2029
			25,000	(17)	1.10	11/2/2029
							65,359	(18)	40,523
							25,000	(19)	15,500
							25,000	(20)	15,500
										50,376	(11)	31,233
										230,719	(12)	143,046
Christopher Hill	8,283	(3)			6.88	6/6/2026
	13,812	(4)	6,906		5.43	2/20/2027
	7,000	(21)	7,000		3.43	7/1/2027
	25,000	(13)			3.74	9/11/2027
	11,712	(14)	23,423		2.94	6/14/2028
	11,111	(22)	22,223		2.25	10/18/2028
			163,399	(6)	1.19	7/8/2029
							23,423	(23)	14,522
							22,223	(24)	13,788
							163,399	(8)	101,307
										116,017	(11)	71,930
										326,797	(12)	202,614
Patrick Doran	64,152	(25)			16.33	5/8/2024
	22,470	(26)			10.62	4/5/2025
	26,061	(3)	3,723		6.88	6/6/2026
	30,693	(4)	15,347		5.43	2/20/2027
	22,523	(14)	45,045		2.94	6/14/2028
			163,399	(6)	1.19	7/8/2029
							45,045	(23)	27,928
							163,399	(8)	101,307
										96,686	(9)	59,945
										114,490	(11)	70,984
										326,797	(12)	202,614

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)(1)
Christina Gabrys	1,054	(26)			10.62	4/5/2025
	1,325	(3)			6.88	6/6/2026
	2,209	(4)	1,105		5.43	2/20/2027
	17,500	(13)			3.74	9/11/2027
	2,837	(14)	5,672		2.94	6/14/2028
	1,667	(27)	3,333		2.98	8/02/2028
			65,359	(6)	1.19	7/8/2029
							2,836	(23)	1,758
							3,333	(28)	2,066
							66,359	(8)	41,142
										30,000	(29)	18,600
										14,254	(11)	8,837
										130,719	(12)	81,046

(1)
Computed in accordance with SEC rules as the number of unvested shares multiplied by the closing market price per share of our Common Stock on December 30, 2022, which was the last trading day of 2022, which was $0.62 per share. The actual value (if any) to be realized by the NEO depends on whether the shares vest and the future performance of our Common Stock. Each of the options and restricted stock awards automatically vest if we are acquired and the NEO is either involuntarily terminated or voluntarily resigns for good reason under certain circumstances following our change of control, as discussed in more detail below under “Employment Agreements.”

(2)
The option vests over four years from the vesting start date of November 2, 2018, with 25% vested on November 2, 2019 and the remaining shares vesting in equal monthly installments over an additional 36 months of continuous service with the Company. As a result, the option was fully exercisable on November 2, 2022.

(3)
The option vests over four years from the vesting start date of June 6, 2019, with 25% vested on June 6, 2020 and the remaining shares vesting in equal monthly installments over an additional 36 months of continuous service with the Company. As a result, the option will be fully exercisable on June 6, 2023.

(4)
The option vests over three years from the vesting start date of February 20, 2020, with one-third of the options vested on February 20, 2021 and one-third of the shares will vest on each of February 20, 2022 and February 20, 2023, provided the NEO has continuous service with the Company through such dates. As a result, the option was fully exercisable on February 20, 2023.

(5)
The option vests over three years from the vesting start date of March 8, 2021, with one-third vested on each of March 8, 2022, March 8, 2023, and March 8 2024, provided the NEO has continuous service with the Company through such vesting dates. As a result, the option will be fully exercisable on March 8, 2024.

(6)
The option vests over three years from the vesting start date of July 12, 2022, with one-third vested on each of July 12, 2023, July 12, 2024, and July 12, 2025, provided the NEO has continuous service with the Company through such vesting dates. As a result, the option will be fully exercisable on July 12, 2025.

(7)
Reflects restricted stock awards granted on March 8, 2021. One-third of the shares vest on each of March 8, 2022, March 8, 2023, and March 8, 2024, provided the NEO has continuous service with the Company through such date.

(8)
Reflects restricted stock awards granted on July 12, 2022. One-third of the shares vested on each of July 12, 2023, July 12, 2024, and July 12, 2025, provided the NEO has continuous service with the Company through such date.

(9)
Reflects target number of 2020-2022 Performance-Based Restricted Cash Units as described in greater detail in “Compensation Discussion and Analysis” above. The amount shown reflects the target award if all of the associated target performance metrics were achieved for each of the three years of 2020, 2021, and 2022. The actual number of cash units earned could range from 0 to two times the amount and will be determined in March of the following year for each fiscal year. These cash units will become fully vested when the actual number of cash units is determined for the fiscal year 2022 provided the NEO is employed on such date.

(10)
Reflects target number of Performance-Based Restricted Cash Units granted on March 8, 2021 upon Mr. Miller being appointed CEO. The amount shown reflects the target award if all of the associated target performance metrics were achieved for each of the three years of 2021, 2022, and 2023. The actual number of cash units earned could range from 0 to two times the amount and will be determined in March of the following year for each fiscal year. These cash units will become fully vested when the actual number of cash units is determined for the fiscal year 2023 provided the NEO is employed on such date.

(11)
Reflects target number of 2021-2023 Performance-Based Restricted Cash Units as described in greater detail in “Compensation Discussion and Analysis” above. The amount shown reflects the target award if all of the associated target performance metrics were achieved for each of the three years of 2021, 2022, and 2023. The actual number of cash units earned could range from 0 to two times the amount and will be determined in March of the following year for each fiscal year. These cash units will become fully vested when the actual number of cash units is determined for the fiscal year 2023 provided the NEO is employed on such date.

(12)
Reflects target number of 2022-2024 Performance-Based Restricted Cash Units as described in greater detail in “Compensation Discussion and Analysis” above. The amount shown reflects the target award if all of the associated target performance metrics were achieved for each of the three years of 2022, 2023, and 2024. The actual number of cash units earned could range from 0 to two times the amount and will be determined in March of the following year for each fiscal year. These cash units will become fully vested when the actual number of cash units is determined for the fiscal year 2024 provided the NEO is employed on such date.

(13)
The option vests 100% two years from the vesting start date of September 11, 2020, with the options vesting on September 11, 2022, provided the NEO has continuous service with the Company through such dates. As a result, the option will be fully exercisable on September 11, 2022.

(14)
The option vests over three years from the vesting start date of June 14, 2021, with one-third vested on each of June 14, 2022, April 9, 2023 and April 9, 2024, provided the NEO has continuous service with the Company through such vesting dates. As a result, the option will be fully exercisable on April 9, 2024.

(15)
The option vests over two years from the vesting start date of August 5, 2021, with 50% of the shares vesting on each of August 5, 2022 and August 5, 2023, provided the NEO has continuous service with the Company through such dates.

(16)
The option vests over three years from the vesting start date of August 9, 2022, with one-third vested on each of August 9, 2023, August 9, 2024, and August 9, 2025, provided the NEO has continuous service with the Company through such vesting dates. As a result, the option will be fully exercisable on August 9, 2025.

(17)
The option vests over three years from the vesting start date of November 2, 2022, with one-third vested on each of November 2, 2023, November 2, 2024, and November 2, 2025, provided the NEO has continuous service with the Company through such vesting dates. As a result, the option will be fully exercisable on November 2, 2025.

(18)
Reflects restricted stock awards granted on July 8, 2022. One-third of the shares vested on each of July 8, 2023, July 8, 2024, and July 8, 2025, provided the NEO has continuous service with the Company through such date. As a result, the restricted stock awards will be fully vested on July 8, 2025.

(19)
Reflects restricted stock awards granted on August 9, 2022. One-third of the restricted stock awards vested on each of August 9, 2023, August 9, 2024, and August 9, 2025, provided the NEO has continuous service with the Company through such date. As a result, the restricted stock awards will be fully vested on August 9, 2025.

(20)
Reflects restricted stock awards granted on November 2, 2022. One-third of the restricted stock awards vested on each of November 2, 2023, November 2, 2024, and November 2, 2025, provided the NEO has continuous service with the Company through such date. As a result, the restricted stock awards will be fully vested on November 2, 2025.

(21)
The option vests over four years from the vesting start date of July 1, 2020, with one-fourth of the shares vesting on each of July 1, 2021, July 1, 2022, July 1, 2023, and July 1, 2024, provided the NEO has continuous service with the Company through such dates. As a result, the option will be fully exercisable on July 1, 2024.

(22)
The option vests over three years from the vesting start date of October 18, 2021, with one-third vesting on each of October 18, 2022, October 18, 2023, and October 18, 2024, provided the NEO has continuous service with the Company through such dates. As a result, the option will be fully exercisable on October 18, 2024.

(23)
Reflects restricted stock awards granted on June 14, 2021, one-third of the option vests on June 14, 2022, one third on April 9, 2023, and one-third of the option vests on April 9, 2024, provided the NEO has continuous service with the Company through such dates. As a result, the restricted stock awards will be fully vested on April 9, 2024.

(24)
Reflects restricted stock awards granted on October 18, 2021. One-third of the restricted stock awards vests on each of October 18, 2022, October 18, 2023, and October 18, 2024, provided the NEO has continuous service with the Company through such dates. As a result, the restricted stock awards will be fully vested on October 18, 2024.

(25)
The option vested over four years from the vesting start date of May 8, 2017, and the remaining shares vesting in equal monthly installments over an additional 36 months of continuous service with the Company. As a result, the option was fully exercisable on May 8, 2021.

(26)
The option vested over four years from the vesting start date of February 28, 2018, and the remaining shares vesting in equal monthly installments over an additional 36 months of continuous service with the Company. As a result, the option was fully exercisable on February 28, 2022.

(27)
The option vests over three years from the vesting start date of August 2, 2021, with one-third vested on August 2, 2022 and one-third will vest on each of August 2, 2023 and August 2, 2024. As a result, the option will be fully exercisable on August 2, 2024.

(28)
Reflects restricted stock awards granted on August 2, 2021. One-third of the restricted stock awards vests on each of August 2, 2022, August 2, 2023, and August 2, 2024, provided the NEO has continuous service with the Company through such dates. As a result, the restricted stock awards will be fully vested on August 2, 2024.

(29)
Reflects target number of retention performance-based stock awards granted on April 30, 2021. The amount shown reflects the target award if the associated target performance metric was achieved in 2022. The actual number of shares awarded is 0, as determined in March of 2023, as a result of the failure of the Company to meet the performance metric.

Option Exercises and Stock Vested

The following table shows the number of shares acquired upon exercise of options by each NEO during the year ended December 31, 2022, and the shares of restricted stock held by each NEO that vested during the year ended December 31, 2022.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
Jeffrey Miller	-0-	-0-	127,204	192,557
Taylor Greenwald	-0-	-0-	-0-	-0-
Louis Ferraro	-0-	-0-	14,367	18,915
Christopher Hill	-0-	-0-	29,468	37,475
Patrick Doran	-0-	-0-	68,852	100,349
Christina Gabrys	-0-	-0-	3,822	5,546

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

Employment Agreements

Chief Executive Officer

Mr. Miller entered into an employment agreement with the Company in March 2021. Pursuant to his employment agreement, Mr. Miller will be eligible to receive severance benefits if he is subject to an involuntary termination, contingent on him signing and not revoking a general release of all claims against the Company. The employment agreement provides that if prior to the 120 days before, or after 24 months following, the occurrence of a “change in control” (as defined in the employment agreement), Mr. Miller is subject to an “involuntary termination” (as defined in the employment agreement), he shall be eligible to receive a lump-sum severance payment equal to (i) two times the sum of his base salary in effect at the time of termination plus his average bonus received in the immediately preceding two years plus (ii) an amount equal to 24 times the monthly amount the Company was paying on behalf of Mr. Miller and his eligible dependents with respect to the Company’s group health insurance plans in which Mr. Miller and his eligible dependents were participants as of the date of termination. The amount of these severance benefits shall be reduced by the amount of severance pay or pay in lieu of notice that Mr. Miller receives from the Company under any applicable federal or state statute.

The employment agreement also provides that if an involuntary termination occurs within 120 days prior to, or 24 months following, a change in control, Mr. Miller shall be eligible to receive a lump sum severance payment equal to (i) 2.99 times his base salary in effect at the time, (ii) two times his average bonus received in the immediately preceding two years, plus (iii) an amount equal to 24 times the monthly amount the Company was paying on behalf of Mr. Miller and his eligible dependents with respect to the Company’s group health insurance plans in which Mr. Miller and his eligible dependents were participants as of the date of termination. In addition, unless otherwise set forth in the applicable grant agreement, his outstanding stock options, restricted stock awards, and other equity awards granted by the Company shall accelerate and be fully vested (other than performance-related restricted stock awards that are tied to performance after the change of control). The amount of these severance benefits shall be reduced by the amount of severance pay or pay in lieu of notice that Mr. Miller receives from the Company under any applicable federal or state statute.

In the event of Mr. Miller’s death, Mr. Miller’s estate will receive an amount equal to his target cash incentive bonus for the fiscal year in which such termination occurs (or, if greater, the bonus amount determined based on the applicable factors and actual performance for such fiscal year). In addition, all stock options, restricted stock awards (other than performance-related restricted stock awards), and other time-based equity awards granted by the Company and held by Mr. Miller at the time of his death shall accelerate and be fully vested.

If Mr. Miller’s employment terminates due to “permanent disability” (as defined in his employment agreement), Mr. Miller will be entitled to receive (i) an amount equal to his target cash incentive bonus for the fiscal year in which such termination occurs (or, if reasonably ascertainable and greater, the bonus amount determined based on the applicable factors and actual performance for such fiscal year), prorated based on the number of days of employment completed during that fiscal year, plus (ii) a lump sum amount equal to 24 times the monthly amount the Company was paying on behalf of Mr. Miller and his eligible dependents with respect to the Company’s group health insurance plans in which Mr. Miller and his eligible dependents were participants as of the date of termination. In addition, (i) all stock options, restricted stock awards (other than performance-related restricted stock awards) and other time-based equity awards granted by the Company and held by Mr. Miller shall accelerate and be fully vested as of the date of Mr. Miller’s termination.

Other Named Executive Officers

Each of Messrs. Ferraro, Hill and Doran and Ms. Gabrys are eligible participants of our Tier One Employment Plan (collectively referred to as the “Employment Arrangements”). Under the Employment Arrangements, each NEO will be eligible to receive severance benefits if he or she is subject to an involuntary termination, contingent on him or her signing and not revoking a general release of all claims against the Company.
The Employment Arrangements provide that if an NEO is subject to an “involuntary termination” (as defined in the employment agreement) absent a “change in control” (as defined in the employment agreement), he or she shall be eligible to receive a lump-sum severance payment equal to (i) one and one-half times the sum of his or her base salary in effect at the time of termination and one and a half times his or her average bonus received in the immediately preceding two years, plus (ii) an amount equal to 12 times the monthly amount the Company was paying on behalf of the NEO and their eligible dependents with respect to the Company’s group health insurance plans in which their dependents were participants as of the date of termination. The amount of these severance benefits shall be reduced by the amount of severance pay or pay in lieu of notice that the NEO receives from the Company under any applicable federal or state statute.

The Employment Arrangements also provide that if an involuntary termination occurs within the 120 days prior to or 24 months following a change in control, the NEO shall be eligible to receive a lump sum severance payment equal to (i) two times his or her base salary in effect at the time and two times his or her average bonus received in the immediately preceding two years, plus (ii) an amount equal to 18 times the monthly amount the Company was paying on behalf of the NEO and their eligible dependents with respect to the Company’s group health insurance plans in which their dependents were participants as of the date of termination. The amount of these severance benefits shall be reduced by the amount of severance pay or pay in lieu of notice that the NEO receives from the Company under any applicable federal or state statute. In addition, unless otherwise set forth in an applicable grant agreement, all stock options, restricted stock awards (other than performance related restricted stock awards tied to performance after the change in control), and other time-based equity awards granted by the Company and held by the NEO shall accelerate and be fully vested.

In the event of an NEO’s death, his or her estate will receive an amount equal to his or her target cash incentive bonus for the fiscal year in which such termination occurs (or, if greater, the bonus amount determined based on the applicable factors and actual performance for such fiscal year). In addition, all stock options, restricted stock awards (other than performance-related restricted stock awards), and other time-based equity awards granted by the Company and held by the NEO at the time of his or her death shall accelerate and be fully vested. If an NEO’s employment terminates due to “permanent disability” (as defined in the Employment Arrangements), he or she will be entitled to receive (i) an amount equal to his or her target cash incentive bonus for the fiscal year in which such termination occurs (or, if reasonably ascertainable and greater, the bonus amount determined based on the applicable factors and actual performance for such fiscal year), prorated based on the number of days of employment completed during that fiscal year, plus (ii) a lump sum amount equal to 24 times the monthly amount the Company was paying on behalf of the NEO and his or her eligible dependents with respect to the Company’s group health insurance plans in which the NEO and his or her eligible dependents were participants as of the date of termination. In addition, all stock options, restricted stock awards (other than performance-related restricted stock awards), and other time-based equity awards granted by the Company and held by the NEO at the time of his or her permanent disability shall accelerate and be fully vested.

Estimated Payments and Benefits

The table below reflects the potential payments and benefits to which Messrs. Miller, Ferraro, Hill, Doran and Ms. Gabrys would be entitled pursuant to their respective employment agreements if such executive officer’s employment was terminated effective as of December 31, 2022. Mr. Greenwald’s employment with the Company was terminated on October 10, 2022 when his leave of absence was not mutually extended and he did not receive severance or any other benefit set forth in the Employment Arrangements. There are no agreements, arrangements, or plans that entitle executive officers to severance, perquisites, or other enhanced benefits in connection with the termination of their employment other than the employment agreements and executive employment plan.
Name	Benefit	Voluntary Resignation/ Termination for Cause ($)	Involuntary Termination Prior to the 120 days before, or More Than 24 Months after, a Change in Control ($)	Termination Due to Death or Disability ($)	Involuntary Termination In the 120 days prior to or within 24 Months After a Change in Control ($)
Jeffrey Miller	Severance(1)	0	1,297,000	500,000	2,089,000
	Option Acceleration(2)	0	0	0	0
	Restricted Stock Acceleration(3)	0	0	322,132	322,132
	Benefit Continuation(4)	0	28,201	28,201	28,201
	Total Value	0	1,325,201	850,333	2,439,333
Louis Ferraro	Severance(1)	0	725,538	204,167	967,383
	Option Acceleration(2)	0	0	0	0
	Restricted Stock Acceleration(3)	0	0	83,811	83,811
	Benefit Continuation(4)	0	23,457	46,914	35,186
	Total Value	0	748,995	322,604	1,086,380
Christopher Hill	Severance(1)	0	910,394	385,000	1,213,858
	Option Acceleration(2)	0	0	0	0
	Restricted Stock Acceleration(3)	0	0	129,608	129,608
	Benefit Continuation(5)	0	16,139	32,279	24,209
	Total Value	0	926,533	546,896	1,367,675
Patrick Doran	Severance(1)	0	812,387	269,500	1,083,183
	Option Acceleration(2)	0	0	0	0
	Restricted Stock Acceleration(3)	0	0	129,235	129,235
	Benefit Continuation(5)	0	20,771	41,543	31,157
	Total Value	0	833,158	450,278	1,243,575
Christina Gabrys	Severance(1)	0	544,208	145,000	725,610
	Option Acceleration(2)	0	0	0	0
	Restricted Stock Acceleration(3)	0	0	44,347	44,347
	Benefit Continuation(5)	0	0	0	0
	Total Value	0	544,208	189,966	769,957

(1)
For purposes of valuing cash severance payments in the table above, we used each NEO’s base salary as of December 31, 2022. For purposes of calculating cash severance payments in the table above in the event of an involuntary termination (whether prior to, within 24 months following, or more than 24 months following, a change in control), we used each NEO’s average annual bonuses for 2021 and 2022 and, for purposes of calculating cash severance payments in the table above in the event of a termination due to permanent disability, we used the NEO’s target bonus as of December 31, 2022.

(2)
The value of option acceleration shown in the table above was calculated based on the assumption that the triggering event occurred on December 31, 2022. The value of the vesting acceleration was calculated by multiplying the number of unvested shares subject to each option by the excess of the closing price of our Common Stock on December 30, 2022, the last trading day of the year, over the exercise price of the option.

(3)
The value of restricted stock acceleration shown in the table above was calculated based on the assumption that the triggering event occurred on December 31, 2022. The value of the vesting acceleration was calculated by multiplying the number of unvested shares subject to each restricted stock grant by the closing price of our Common Stock on December 30, 2022, the last trading day of the year, which was $0.62 per share.

(4)
Amounts reflect 12x the current monthly costs to us of the individual’s health and welfare benefits per year for Involuntary Termination without change in control; 24x the current costs to us of the individual’s health and welfare benefits per year for Death or Disability; 18x the current costs to us of the individual’s health and welfare benefits per year for Termination due to change in control.

Pay Ratio Disclosure

As required by the Dodd-Frank Act and applicable SEC rules, we are providing the following information about the relationship of the annual total compensation of our employees and the annual total compensation of Jeffrey Miller our Chief Executive Officer:

For our fiscal year ended December 31, 2022:

•	The median of the annual total compensation of all employees (other than our CEO) was $51,733; and

•	The annual total compensation of our CEO, as reported in the 2022 Summary Compensation Table included elsewhere in this Form 10-K/A, was $2,756,085.

Based on this information the ratio of the annual total compensation of our CEO to the median of the annual total compensation of our employees was 53 to 1.

The above ratio is appropriately viewed as an estimate. To identify the median of the annual compensation of our employees, we reviewed the current base salary and the bonus and long-term incentive compensation targets of our U.S. and non-U.S. employees as of December 31, 2022. Out of our approximately 1,398 employees, approximately 707 of our employees are located in India. Once we identified our “median employee,” using the methodology described above, we determined that employee’s annual total compensation in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K for purposes of calculating the required pay ratio.

Director Compensation

This section provides information regarding the cash & equity compensation policies and the compensation provided to our directors in 2022.

Non-Employee Director Compensation Program

Each member of our Board who is not an employee of our Company is entitled to the following compensation pursuant to our non-employee director compensation program:
Compensable Position / Event	Compensation
Initial Equity Grant	Non-qualified stock option to purchase 30,000 shares(1)
Annual Cash Retainer	$50,000
Annual Equity Grant	Restricted Stock awards with an aggregate grant date fair value of $200,000(2)
Committee Chairperson Retainer	$20,000 (Audit) $15,000 (Compensation) $10,000 (Nominating/Corporate Governance) $10,000 (Business Development)
Committee Member Annual Cash Retainer	$10,000 (Audit) $7,500 (Compensation) $5,000 (Nominating/Corporate Governance) $5,000 (Business Development)

(1)	Options vest one-third in three equal installments on the anniversary date of the grant date.
(2)	2022 grant of restricted stock awards to directors vest on the anniversary date of the grant date.

Our Compensation Committee annually reviews the amounts awarded under our non-employee director compensation program based on their analysis of the competitive range of the equity granted to directors at our peer group companies and other publicly available information. The actual number of restricted stock awards and shares of underlying stock options is determined based on the grant date fair value of the equity awards. In 2022, due to the limited availability of shares remaining for issuance under our 2015 Equity Incentive Plan, the Board voluntarily agreed to reduce the value of the annual equity compensation under our non-employee director compensation program for 2022 to $160,000 at the time of the compensation committee’s approval of the award. The annual retainer fees are paid to our directors quarterly at the beginning of each quarter. In addition, we have a policy of reimbursing directors for travel, lodging and other reasonable expenses incurred in connection with their attendance at our Board and Committee meetings. With respect to any director who has at least ten years of service as a director with the Company, in the event the director leaves the Company (other than for cause) or dies, any unvested equity is accelerated provided, however, that any vested options shall be required to be exercised within ninety days of the director’s last day as a director of the Company.

Executive Chair Compensation

As Executive Chair, Stephen Waldis received a base salary of $300,000 in 2022. Mr. Waldis did not receive any cash incentive bonus in 2022. Mr. Waldis did receive an equity grant in 2022 as described below. In addition, Mr. Waldis received a 401(k) match.

The following table sets forth the compensation awarded to, earned by, or paid to each person who served as a non-employee director during 2022. Mr. Miller, our current Chief Executive Officer and President, does not receive additional compensation for his service as a director. Mr. Miller is not included in the table below.
Name*	Fees Earned or Paid in Cash ($)		All Other Compensation		Stock Awards(1)(2) ($)	Total ($)
Stephen G. Waldis	$300,000		$4,500	(3)	$186,667	$491,167
Mohan Gyani	$70,000		-0-		$124,444	$194,444
Laurie Harris	$75,757		-0-		$124,444	$200,201
Kristin S. Rinne	$82,238		-0-		$124,444	$206,682
Martin F. Bernstein	$72,500		-0-		$124,444	$196,944
William Cadogan	$16,250	(4)	-0-		$0	$16,250

(1)
The amounts in this column reflect the aggregate grant date fair value of the restricted stock awards computed in accordance with FASB ASC Topic No. 718. See Note 14 to the financial statements included in the Original Filing for a discussion of our assumptions in estimating the fair value of our stock awards.

(2)
Due to the limited availability of shares remaining for issuance under our 2015 Equity Incentive Plan in 2022, the Board voluntarily agreed to reduce the value of the annual equity compensation under our non-employee director compensation program for 2022 to an aggregate amount of $160,000 of restricted stock awards.

(3)	Reflects amounts contributed as 401(k) Company match.
(4)	Mr. Cadogan resigned from the Board effective March 31, 2022.

Director Stock Ownership Guidelines

We have established stock ownership guidelines for our directors to retain an equity stake in the Company to more closely align their interests with those of our stockholders. Each director is required to own the number of shares of our Common Stock with a value equal to three times the annual cash retainer for service on our Board. Currently, this would be $150,000. Ownership is calculated annually based on the closing sales price of our Common Stock on Nasdaq for the last trading day in the prior year. Any newly elected director has three years from the date of his or her election to achieve the targeted equity ownership level. As of December 31, 2022, each of our directors owned at least the number of shares of our Common Stock required by these guidelines based on the price of our Common Stock on such date or were within their 3-year accumulation period.

Limitation of Liability and Indemnification

As permitted by Section 145 of the Delaware General Corporation Law, our amended and restated bylaws provide that we are authorized to (i) enter into indemnification agreements with our directors and officers and (ii) purchase directors’ and officers’ liability insurance, which we currently maintain to cover our directors and executive officers. The form of indemnification agreement with our directors provides that we will indemnify each director against any and all expenses incurred by that director because of his or her status as one of our directors, to the fullest extent permitted by Delaware law, our restated certificate of incorporation and amended and restated bylaws. In addition, the form agreement provides that, to the fullest extent permitted by Delaware law, but subject to various exceptions, we will advance all expenses incurred by our directors in connection with any legal proceeding. Our restated certificate of incorporation and bylaws contain provisions relating to the limitation of liability and indemnification of directors. The restated certificate of incorporation provides that our directors will not be personally liable to us or our stockholders for monetary damages for any breach of fiduciary duty as a director, except for liability:

•
for any breach of a director’s duty in respect of unlawful payments of dividends or stock repurchases or redemptions as provided in Section 174 of the Delaware General Corporation Law and the breach of a director’s duty of loyalty to us or our stockholders;

•	for any transaction from which the director derives any improper personal benefit; and

•	for acts or omissions not in good faith or that involve intentional misconduct or a knowing violation of law.

Our restated certificate of incorporation also provides that if Delaware law is amended after the approval by our stockholders of our restated certificate of incorporation to authorize corporate action further eliminating or limiting the personal liability of directors, then the liability of our directors will be eliminated or limited to the fullest extent permitted by Delaware law. The foregoing provisions of the restated certificate of incorporation are not intended to limit the liability of directors or officers for any violation of applicable federal securities laws. As permitted by Section 145 of the Delaware General Corporation Law, our restated certificate of incorporation provides that we may indemnify our directors to the fullest extent permitted by Delaware law and the restated certificate of incorporation provisions relating to indemnity may not be retroactively repealed or modified in order to adversely affect the protection of our directors.

Compensation Risk Management Considerations

Each year, our Compensation Committee reviews our compensation practices and policies for all employees, including our NEOs, and assesses whether they have the potential to incentivize employees taking risks that are reasonably likely to have a material adverse effect on our Company. Since our annual performance-based bonus and equity programs are designed to align our employees’ compensation with both our short- and long-term business objectives and performance, and therefore enhance stockholder value, our Compensation Committee believes that our compensation practices and policies discourage behavior that leads to excessive risk-taking. Therefore, our Compensation Committee believes our practices and policies will promote balanced risk management and are not likely to have a material adverse effect on our Company. Set forth below are the key risk-balancing elements of our compensation practices and policies:

Financial Performance Measures
The ranges set for financial performance measures are designed to reward success without encouraging excessive risk taking. Pursuant to our performance-based equity plan, the number of performance-based restricted cash units or shares to be issued is based on our financial performance over a specific period. There are capped payouts under our cash incentive plan and the performance-based restricted cash units or shares, which help mitigate risk.

Equity Vesting Periods
Time-based restricted stock awards and stock options typically vest over three years. The performance-based restricted cash units or shares are earned upon determination of the achievement of our performance metrics established for the performance period and vest after the completion of the three year plan. The vesting of the equity awards is designed to reward continued service with us, increases in our stock price and achievement of corporate goals designed to enhance stockholder value.

Equity Retention Guidelines
All executive officers are required to acquire within five years of becoming an executive officer, and hold while they are executive officers, shares (vested and unvested) having a value of at least three times, or five times in the case of our CEO, their respective base salaries.

No Hedging
Our employees, including our NEOs and all other officers, directors and their designees, are not permitted to enter into any transaction designed to hedge or offset any decrease in the market value of our securities, or having the effect of hedging or offsetting the economic risk of owning our securities that have been granted to the officer or director as compensation or held directly or indirectly by the employee or director.

Recoupment and Related Policies
As part of our Workplace Code of Ethics and Business Conduct, we will investigate all reported instances of questionable or unethical behavior of a director, NEO or other employee and, where improper behavior or failure to act is found to have occurred, we will take appropriate action up to and including termination. If an investigation uncovers that an individual has committed fraud or other improper acts that causes our financial statements to be restated or otherwise affected, our Board has discretion to take immediate and appropriate disciplinary action with respect to that individual up to and including termination. Our Board also has discretion to pursue whatever legal remedies are available to prosecute that individual to the fullest extent of the law and may seek to recoup or recover any amounts that he or she inappropriately received as a result of his or her improper actions, including but not limited to any annual or long term incentives that he or she received to the extent the individual would not have received that amount had the improper action not been taken.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Overview

The following table sets forth certain information known to us regarding beneficial ownership of our Common Stock as of April 17, 2023 by:

•	Each person, or group of affiliated persons, who is known to us to own beneficially more than five percent (5%) of our Common Stock;

•	Each of our named executive officers;

•	Each of our current directors; and

•	All of our current directors and executive officers as a group.

The table below is based upon information supplied by executive officers, directors and principal stockholders and Schedule 13Gs and 13Ds filed with the SEC through April 17, 2023.

As of April 17, 2023, 93,495,028 shares of our Common Stock were outstanding. The amounts and percentages of our Common Stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. The information does not necessarily indicate beneficial ownership for any other purposes. Under the SEC rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed a beneficial owner of securities as to which such person has no economic interest. Except as otherwise set forth below, the street address of the beneficial owner is c/o Synchronoss Technologies, Inc., 200 Crossing Boulevard, 8th Floor, Bridgewater, NJ 08807.

		Common Stock Beneficially Owned(1)
	Name	Shares	%
	B. Riley Financial, Inc.(2)	13,004,101	13.9
	180 Degree Capital Corp.(3)	7,822,738	8.4
	Allspring Global Investments, LLC(4)	5,348,259	5.7
	Directors, Current Executive Officers and Named Executive Officers
	Stephen Waldis(5)	983,463	1.1
	Jeffrey Miller(6)	1,588,372	1.7
	Christopher Hill(7)	623,400	*
	Patrick Doran(8)	813,483	*
	Louis Ferraro Jr.(9)	382,518	*
	Christina Gabrys(10)	177,473	*
	Kristin Rinne(11)	344,234	*
	Mohan Gyani(12)	312,318	*
	Laurie Harris(13)	349,961	*
	Martin Bernstein(14)	378,277	*
	All current executive officers and directors as a group (11 persons)(15)	6,102,857	6.5
*	Less than 1%

(1)	Does not include 70,700 shares of Series B Preferred Stock, which are non-voting and non-convertible.
(2)
B. Riley Financial, Inc. beneficially owns 12,080,499 shares of Common Stock, with shared voting power with respect to 12,080,499 of such shares and shared dispositive power with respect to 12,080,499 of such shares. Bryant R. Riley beneficially owns 13,004,101 shares of Common Stock, with sole voting power with respect to 923,602 of such shares, sole dispositive power with respect to 923,602 of such shares, with shared voting power with respect to 12,080,499 of such shares and shared dispositive power with respect to 12,080,499 of such shares. Bryant R. Riley may be deemed to indirectly beneficially own 923,602 shares of Common Stock, of which (i) 913,774 shares received upon distribution from a limited partnership are held jointly with his wife, Carleen Riley, (ii) 2,457 shares received upon distribution from a limited partnership are held as sole custodian for the benefit of Abigail Riley, (iii) 2,457 shares received upon distribution from a limited partnership are held as sole custodian for the benefit of Charlie Riley, (iv) 2,457 shares received upon distribution from a limited partnership are held as sole custodian for the benefit of Eloise Riley and (iv) 2,457 shares received upon distribution from a limited partnership are held as sole custodian for the benefit of Susan Riley. Bryant R. Riley may also be deemed to indirectly beneficially own the 12,080,499 shares of Common Stock held directly by B. Riley Financial, Inc. Bryant R. Riley disclaims beneficial ownership of the shares held by B. Riley Financial, Inc. in each case except to the extent of his pecuniary interest therein. The address for B. Riley Financial and Bryant R. Riley is 111000 Santa Monica Boulevard, Suite 800, Los Angeles, CA 90025. The foregoing information is based on a Schedule 13D filed by B. Riley Financial, Inc. and Bryant R. Riley on March 13, 2023.

(3)
180 Degree Capital Corp. beneficially owns 7,822,738 shares of Common Stock, with shared voting power with respect to 7,822,738 of such shares and shared dispositive power with respect to 7,822,738 of such shares. 180 Degree Capital Corp. disclaims beneficial ownership of 2,355,657 of these shares that are beneficially owned by a separately managed account (“SMA”). 180 Degree Capital Corp. has shared dispositive and voting power over these shares through its position as Investment Manager of the SMA. 180 Degree Capital Corp. disclaims beneficial ownership of these shares owned by SMA except for its pecuniary interest therein. The address for 180 Degree Capital Corp. is 7 N. Willow Street, Suite 4B, Montclair, New Jersey 07042. The foregoing information is based on a Schedule 13G filed by 180 Degree Capital Corp. on February 14, 2023.

(4)
Allspring Global Investments Holdings, LLC. beneficially owns 5,348,259 shares of Common Stock, with sole voting power with respect to 5,153,222 of such shares and sole dispositive power with respect to 5,348,259of such shares. Allspring Global Investments, LLC has sole voting power with respect to 825,722 of such shares with sole dispositive power with respect to 5,339,023 of such shares. The address for Allspring Global Investments Holdings, LLC is 525 Market Street, 10th Floor, San Francisco, CA 94105. The foregoing information is based on a Schedule 13G filed by Allspring Global Investments Holdings, LLC on January 12, 2023.

(5)	Includes 332,935 shares of restricted Common Stock subject to the Company’s lapsing right of repurchase. Excludes 9,248 shares subject to options not exercisable within 60 days of April 17, 2023.

(6)
Includes 944,434 shares of restricted Common Stock subject to the Company’s lapsing right of repurchase. Includes 1,241 shares subject to options exercisable within 60 days of April 17, 2023. Excludes 501,951 shares subject to options not exercisable within 60 days of April 17, 2023.

(7)	Includes 321,421 shares of restricted Common Stock subject to the Company’s lapsing right of repurchase. Excludes 204,333 shares subject to options not exercisable within 60 days of April 17, 2023.
(8)
Includes 348,121 shares of restricted Common Stock subject to the Company’s lapsing right of repurchase. Includes 1,241 shares subject to options exercisable within 60 days of April 17, 2023. Excludes 185,921 shares subject to options not exercisable within 60 days of April 17, 2023.

(9)	Includes 240,169 shares of restricted Common Stock subject to the Company’s lapsing right of repurchase. Excludes 135,269 shares subject to options not exercisable within 60 days of April 17, 2023.
(10)	Includes 133,343 shares of restricted Common Stock subject to the Company’s lapsing right of repurchase. Excludes 67,025 shares subject to options not exercisable within 60 days of April 17, 2023.
(11)	Includes 222,023 shares of restricted Common Stock subject to the Company’s lapsing right of repurchase. Excludes 6,165 shares subject to options not exercisable within 60 days of April 17, 2023.
(12)	Includes 222,023 shares of restricted Common Stock subject to the Company’s lapsing right of repurchase. Excludes 6,165 shares subject to options not exercisable within 60 days of April 17, 2023.
(13)	Includes 222,023 shares of restricted Common Stock subject to the Company’s lapsing right of repurchase. Excludes 6,165 shares subject to options not exercisable within 60 days of April 17, 2023.
(14)	Includes 212,775 shares of restricted Common Stock subject to the Company’s lapsing right of repurchase. Excludes 20,000 shares subject to options not exercisable within 60 days of April 17, 2023.
(15)
Includes 3,302,617 shares of restricted Common Stock subject to the Company’s lapsing right of repurchase. Includes 2,482 shares subject to options exercisable within 60 days of April 17, 2023. Excludes 1,194,492 shares subject to options not exercisable within 60 days of April 17, 2023.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

In addition to the compensation arrangements with our directors and executive officers described elsewhere in this Form 10-K/A, the following is a description of each transaction since January 1, 2022 and each currently proposed transaction, arrangement or relationship in which we were, are or will be a participant and the amount involved exceeds $120,000, and in which any related person had, has or will have a direct or indirect material interest. Such transactions, arrangements or relationships are subject to review, approval or ratification by our Board or a committee composed of members of our Board. Our Audit Committee has the principal responsibility for reviewing related person transactions pursuant to written policies and procedures adopted by our Board, subject to specified exceptions and other than those that involve compensation. In conformance with regulations of the SEC, these policies and procedures define related persons to include our executive officers, our directors and nominees to become a director of our Company, any person who is known to us to be the beneficial owner of more than 5% of any class of our voting securities, any immediate family member of, or person sharing the household with, any of the foregoing persons, and any firm, corporation or other entity in which any of the foregoing persons is employed, is a general partner or in which such person has a 5% or greater beneficial ownership interest. In accordance with our policies and procedures, related person transactions shall be completed or shall continue only if approved or ratified by our Audit Committee or the disinterested members of our Board and only if the terms of the transaction are determined to be in, or not to be inconsistent with, the best interests of our Company and our stockholders. The approval of our Compensation Committee is required to approve any transaction that involves compensation to our directors and executive officers. This approval process does not apply to any transaction that is available to all of our employees generally.

•	Cash Merger Transaction Proposal

On March 10, 2023, we received a non-binding proposal from B. Riley Financial, Inc. (“B. Riley”) to acquire all outstanding shares of our Common Stock for a price of $1.15 per share, payable in cash (the “B. Riley Proposal”). B. Riley, together with its affiliates, owns approximately 13.9% of our outstanding Common Stock and is the largest holder of our Common Stock. B. Riley also nominated one of our directors pursuant to a pre-existing agreement with us.

Consistent with its fiduciary duties and in consultation with its advisors, our Board will carefully review the B. Riley Proposal to determine the course of action that it believes will maximize value for our stockholders.

Independence of our Board of Directors

Each year, as part of our assessment of director independence, our Nominating/Corporate Governance Committee and our full Board conduct a review of the financial and other relationships between each director, or any of their immediate family members, and our Company, our senior management, companies with whom we have business dealings and our independent registered public accounting firm, in addition to reviewing any other relationship which may impact the independent judgment of any member of the Board when executing his or her responsibilities as a member of the Board. Our Board also consults with our legal counsel to ensure that its determinations are consistent with all relevant laws and regulations regarding the definition of independence, including those set forth in pertinent Nasdaq listing standards, as amended from time to time. Consistent with those considerations, after review of all relevant transactions or relationships, our Board has affirmatively determined that all of our directors are independent directors within the meaning of the applicable Nasdaq listing standards, except for Stephen G. Waldis, who serves as our Executive Chair, and Jeffrey Miller, who serves as our CEO. Our independent directors meet in regularly scheduled executive sessions where only independent directors are present.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Registered Public Accounting Firm’s Fees

The following table represents aggregate fees billed to the Company for fiscal years ended December 31, 2022 and December 31, 2021 by Ernst & Young LLP, the Company’s principal accountant. All services described below for 2022 and 2021 were approved by the Audit Committee.
	Fiscal Year Ended
	2022	2021
	(In thousands)
Audit Fees(1)	$2,091	$2,530
Audit Related(2)	$475	180
Tax Services	$—	$—
Other	$7	$7
Total Fees	$2,573	$2,717

(1)
For professional services rendered for the audits of annual financial statements, including the audit of annual financial statements and internal control over financial reporting for the years ended December 31, 2022 and 2021. The audit fees also include the review of quarterly financial statements included in the Company’s quarterly reports on Form 10-Q, statutory audits of foreign subsidiaries and other regulatory filings or similar engagements.

(2)
Audit related fees consisted of services with respect to the Statement on Standards for Attestation Engagements (SSAE) No. 16 to report on the controls and services provided to customers by service organizations.

PRE-APPROVAL POLICIES AND PROCEDURES

The Audit Committee’s policy, subject to certain permitted exceptions for certain de minimis services, is to pre-approve all audit and permissible non-audit services rendered by Ernst & Young LLP, our independent registered public accounting firm. The Audit Committee can pre-approve specified services in defined categories of audit services, audit-related services and tax services up to specified amounts, as part of the Audit Committee’s approval of the scope of the engagement of Ernst & Young LLP or on an individual case-by-case basis before Ernst & Young LLP is engaged to provide a service. The Audit Committee has determined that the rendering of the services other than audit services by Ernst & Young LLP is compatible with maintaining the principal accountant’s independence. The independent registered public accounting firm and management are required to meet with the audit committee to review and discuss our annual and quarterly financial statements and related disclosures, as well as our critical accounting policies and practices. Additionally, the audit committee is responsible for reviewing the audit plan with the independent registered public accounting firm and members of management responsible for preparing our consolidated financial statements. All of the services of Ernst & Young LLP for 2021 and 2022 described above were pre-approved by the audit committee.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

(a)	The following documents were filed as part of the Original Filing:

1.	Financial Statements. We are not filing any financial statements with this Form 10-K/A because they were included in the Original Filing.

2.
Financial Statement Schedules. We are not filing any schedules with this Form 10-K/A, which were either appropriately omitted from the Original Filing or the information required to be presented in them was shown in the financial statements or related notes at Part II, Item 8 of the Original Filing.

3.
Exhibits. The exhibits required to be filed by Item 15 are set forth in, and filed with or incorporated by reference in, the “Exhibit Index” of the Original Filing. The attached list of exhibits in the “Exhibit Index” sets forth the additional exhibits required to be filed with this Form 10-K/A and are incorporated herein by reference in response to this item.

(b)	Exhibits. See Item 15(a)(3) above.

(c)	Financial Statement Schedules. See Item 15(a)(2) above.

EXHIBIT INDEX

Exhibit Number	Exhibit Title
31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002
104	Cover Page Interactive Data File Cover Page Interactive Data File (embedded within the inline XBRL document)

*Filed herewith.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 2, 2023	SYNCHRONOSS TECHNOLOGIES, INC.

	By:	/s/ Jeff Miller
	Name:	Jeff Miller
	Title:	Chief Executive Officer