Form 10-Q
period 2023-03-31
SYNCHRONOSS TECHNOLOGIES INC
filed 2023-05-09
CIK 1131554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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
As of May 08, 2023, there were 93,490,629 shares of common stock issued and outstanding.

SYNCHRONOSS TECHNOLOGIES, INC.
FORM 10-Q INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

SYNCHRONOSS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (In thousands)

	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$15,560	$21,921
Accounts receivable, net	48,035	47,024
Prepaid & other current assets	36,385	36,342
Total current assets	99,980	105,287
Non-current assets:
Property and equipment, net	4,775	4,582
Operating lease right-of-use assets	20,033	20,863
Goodwill	212,170	210,889
Intangible assets, net	45,651	47,536
Loan receivable	4,834	4,834
Other assets, non-current	3,886	4,081
Total non-current assets	291,349	292,785
Total assets	$391,329	$398,072
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,793	$14,209
Accrued expenses	56,310	52,115
Deferred revenues, current	15,042	13,859
Total current liabilities	83,145	80,183
Long-term debt, net of debt issuance costs	134,977	134,584
Deferred tax liabilities	468	466
Deferred revenues, non-current	618	324
Leases, non-current	28,374	29,637
Other non-current liabilities	2,324	3,933
Total liabilities	249,906	249,127
Commitments and contingencies:
Series B Non-Convertible Perpetual Preferred Stock, $0.0001 par value; 150 shares authorized, 71 and 71 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	68,348	68,348
Redeemable noncontrolling interest	12,500	12,500
Stockholders’ equity:
Common stock, $0.0001 par value; 150,000 shares authorized, 93,547 and 90,853 issued and outstanding at March 31, 2023 and December 31, 2022, respectively	9	9
Additional paid-in capital	487,673	488,848
Accumulated other comprehensive loss	(39,561)	(44,131)
Accumulated deficit	(387,546)	(376,629)
Total stockholders’ equity	60,575	68,097
Total liabilities and stockholders’ equity	$391,329	$398,072

See accompanying notes to condensed consolidated financial statements.

SYNCHRONOSS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (In thousands, except per share data)

	Three Months Ended March 31,
	2023	2022
Net revenues	$57,708	$65,866
Costs and expenses:
Cost of revenues[1]	20,381	24,839
Research and development	14,735	15,791
Selling, general and administrative	18,309	17,897
Restructuring charges	345	685
Depreciation and amortization	7,520	8,034
Total costs and expenses	61,290	67,246
Loss from operations	(3,582)	(1,380)
Interest income	95	92
Interest expense	(3,454)	(3,325)
Other (expense) income, net	(2,931)	1,704
Loss from operations, before taxes	(9,872)	(2,909)
Provision for income taxes	(1,059)	(128)
Net loss	(10,931)	(3,037)
Net income (loss) attributable to redeemable noncontrolling interests	14	(115)
Preferred stock dividend	(2,474)	(2,438)
Net loss attributable to Synchronoss	$(13,391)	$(5,590)

Earnings (loss) per share:
Basic	$(0.15)	$(0.07)
Diluted	$(0.15)	$(0.07)
Weighted-average common shares outstanding:
Basic	86,501	85,866
Diluted	86,501	85,866
________________________________
1    Cost of revenues excludes depreciation and amortization which are shown separately.

See accompanying notes to condensed consolidated financial statements.

SYNCHRONOSS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited) (In thousands)

	Three Months Ended March 31,
	2023	2022
Net loss	$(10,931)	$(3,037)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	4,570	(3,159)
Net income on inter-company foreign currency transactions	—	18
Total other comprehensive income (loss)	4,570	(3,141)
Comprehensive loss	(6,361)	(6,178)
Comprehensive income (loss) attributable to redeemable noncontrolling interests	14	(115)
Comprehensive loss attributable to Synchronoss	$(6,347)	$(6,293)

See accompanying notes to condensed consolidated financial statements.

SYNCHRONOSS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited) (In thousands)

	Three Months Ended March 31, 2023
	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated deficit	Total Stockholders' Equity
Balance at December 31, 2022	90,853	$9	$488,848	$(44,131)	$(376,629)	$68,097
Stock based compensation	—	—	1,314	—	—	1,314
Issuance of restricted stock	2,695	—	—	—	—	—
Preferred stock dividend	—	—	(2,474)	—	—	(2,474)
Shares withheld for taxes in connection with issuance of restricted stock	(1)	—	(1)	—	—	(1)
Net income (loss) attributable to Synchronoss	—	—	—	—	(10,931)	(10,931)
Non-controlling interest	—	—	(14)	—	14	—
Total other comprehensive income (loss)	—	—	—	4,570	—	4,570
Balance at March 31, 2023	93,547	$9	$487,673	$(39,561)	$(387,546)	$60,575

	Three Months Ended March 31, 2022
	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated deficit	Total Stockholders' Equity
Balance at December 31, 2021	88,305	$9	$492,512	$(32,985)	$(368,713)	$90,823
Stock based compensation	—	—	1,777	—	—	1,777
Issuance of restricted stock	(61)	—	—	—	—	—
Preferred stock dividend	—	—	(2,438)	—	—	(2,438)
Net income (loss) attributable to Synchronoss	—	—	—	—	(3,037)	(3,037)
Non-controlling interest	—	—	115	—	(115)	—
Total other comprehensive income (loss)	—	—	—	(3,141)	—	(3,141)
Balance at March 31, 2022	88,244	$9	$491,966	$(36,126)	$(371,865)	$83,984

See accompanying notes to condensed consolidated financial statements.

SYNCHRONOSS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Three Months Ended March 31,
	2023	2022
Operating activities:
Net loss from continuing operations	$(10,931)	$(3,037)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	7,520	8,034
Amortization of debt issuance costs	370	335
Loss on disposals of fixed assets	24	—
Amortization of bond discount	23	22
Deferred income taxes	—	(11)
Stock-based compensation	1,739	1,927
Operating lease impairment, net	(3)	443
Changes in operating assets and liabilities:
Accounts receivable, net	(845)	(703)
Prepaid expenses and other current assets	13	(3,969)
Accounts payable	(2,348)	1,019
Accrued expenses	3,457	(2,356)
Deferred revenues	1,365	(2,617)
Other liabilities	911	(1,780)
Net cash provided by (used in) operating activities	1,295	(2,693)

Investing activities:
Purchases of fixed assets	(876)	(154)
Additions to capitalized software	(4,594)	(5,245)
Net cash used in investing activities	(5,470)	(5,399)

Financing activities:
Taxes paid on withholding shares	(1)	—
Series B Preferred dividend paid in cash	(2,298)	(1,781)
Net cash used in financing activities	(2,299)	(1,781)

Effect of exchange rate changes on cash	113	96

Net decrease in cash and cash equivalents	(6,361)	(9,777)
Cash and cash equivalents, beginning of period	21,921	31,504
Cash and cash equivalents, end of period	$15,560	$21,727

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

The Synchronoss NetworkX (formerly Digital) products provide operators with the tools and software to design their physical network, streamline their infrastructure purchases, and manage and optimize comprehensive network expenses for leading top tier carriers around the globe.

2. Basis of Presentation and Consolidation

Basis of Presentation and Consolidation

The accompanying interim unaudited condensed consolidated financial statements have been prepared by Synchronoss and in the opinion of management, include all adjustments necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods. They do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023.

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

For further information about the Company’s basis of presentation and consolidation or its significant accounting policies, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Recently Issued Accounting Standards

Recent accounting pronouncements adopted

Standard	Description	Effect on the financial statements
Update 2022-04 - Liabilities—Supplier Finance Programs (Subtopic 405-50). Disclosure of Supplier Finance Program Obligations	The amendments in this Update apply to all entities that use supplier finance programs in connection with the purchase of goods and services (herein described as buyer parties). Supplier finance programs, which also may be referred to as reverse factoring, payables finance, or structured payables arrangements, allow a buyer to offer its suppliers the option for access to payment in advance of an invoice due date, which is paid by a third-party finance provider or intermediary on the basis of invoices that the buyer has confirmed as valid.
	The amendments in this Update require that a buyer in a supplier finance program disclose sufficient information about the program to allow a user of financial statements to understand the program’s nature, activity during the period, changes from period to period, and potential magnitude. To achieve that objective, the buyer should disclose qualitative and quantitative information about its supplier finance programs.	The Company evaluated these changes and determined that they have no material impact on the Company’s consolidated financial position or results of operations upon adoption.
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

This transaction closed on May 11, 2022. The Company received the $7.5 million cash payment on the transaction close date. The Company received the $0.5 million payment in escrow during the third quarter of 2022 in accordance with the terms of the Asset Purchase Agreement. The remaining $1 million escrow payment was recorded into other current assets. This consideration is not contingent on any further actions.

The Company determined the fair value of the earn-out provision was $3.6 million of which $3.0 million was recorded as an other current asset and the remaining portion was recorded as non-current other asset. In the fourth quarter of fiscal 2022, iQmetrix and the Company agreed that the required performance conditions were not met. This resulted in a write-off of the asset recorded within the Selling, general and administrative expenses line item on the income statement.

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

Pursuant to the Purchase and Sale Agreements, the Originators will sell existing and future accounts receivable [and related assets] (the “Receivables”) to SN Technologies in exchange for cash and/or subordinated notes. The Originators and SN Technologies intend the transactions contemplated by the Purchase and Sale Agreements to be true sales to SN Technologies by the respective Originators. Pursuant to the Receivables Purchase Agreement, SN Technologies will in turn grant an undivided security interest to the Administrative Agent in the Receivables in exchange for a credit facility permitting borrowings of up to $15 million outstanding from time to time. Yield is payable to the Administrative Agent under the Receivables Purchase Agreements at a variable rate based on the Norddeutsche Landesbank Girozentrale’s Hanover funding rate plus a 2.35% margin. The Company pays a commitment fee that shall equal 0.85% per annum on the average daily unused outstanding capital. Pursuant to the Performance Guaranty, the Company guarantees the performance of the Originators of their obligations under the Purchase and Sale Agreements.

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

The Company has not drawn on the A/R Facility as of March 31, 2023.

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

	Three Months Ended March 31, 2023				Three Months Ended March 31, 2022
	Cloud	NetworkX	Messaging	Total	Cloud	NetworkX	Messaging	Total
Geography:
Americas	$37,414	$6,353	$1,994	$45,761	$39,715	$10,455	$2,692	$52,862
APAC	1,647	792	4,915	7,354	56	759	6,816	7,631
EMEA	2,017	—	2,576	4,593	1,730	950	2,693	5,373
Total	$41,078	$7,145	$9,485	$57,708	$41,501	$12,164	$12,201	$65,866

Service Line:
Professional Services	$4,661	$346	$1,691	$6,698	$3,354	$1,636	$3,141	$8,131
Transaction Services	127	853	—	980	336	1,028	23	1,387
Subscription Services	35,886	5,350	7,768	49,004	37,811	8,210	8,515	54,536
License	404	596	26	1,026	—	1,290	522	1,812
Total	$41,078	$7,145	$9,485	$57,708	$41,501	$12,164	$12,201	$65,866

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

A contract asset is a right to consideration that is conditional upon factors other than the passage of time. For example, the Company would record a contract asset if it records revenue on a professional services engagement but are not entitled to bill until the Company achieves specified milestones. Contract assets balance at March 31, 2023 is $13.8 million.

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

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Significant changes in the contract liabilities balance (current and non-current) during the period are as follows:

Contract Liabilities[1]
Balance - January 1, 2023	$14,183
Revenue recognized in the period	(57,628)
Amounts billed but not recognized as revenue	59,105
Balance - March 31, 2023	$15,660
________________________________
1    Comprised of Deferred Revenue. $10.8 million of revenue recognized in the period was included in the contract liability balance at the beginning of the period.

Transaction price allocated to the remaining performance obligations

Topic 606 requires that the Company disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of March 31, 2023. The Company has elected not to disclose transaction price allocated to remaining performance obligations for:

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

As of March 31, 2023, the aggregate amount of transaction price allocated to remaining performance obligations, other than those meeting the exclusion criteria above, was $104.5 million, of which approximately 95.0 percent is expected to be recognized as revenues within 2 years, and the remainder thereafter.

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
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

The following is a summary of assets, liabilities and redeemable noncontrolling interests and their related classifications under the fair value hierarchy:

	March 31, 2023
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents	$15,560	$15,560	$—	$—
Total assets	$15,560	$15,560	$—	$—
Temporary equity
Redeemable noncontrolling interests[1]	$12,500	$—	$—	$12,500
Total temporary equity	$12,500	$—	$—	$12,500

	December 31, 2022
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents	$21,921	$21,921	$—	$—
Total assets	$21,921	$21,921	$—	$—
Temporary Equity
Redeemable noncontrolling interests[1]	$12,500	$—	$—	$12,500
Total temporary equity	$12,500	$—	$—	$12,500
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

The Company reflects finance leases as a component of Leases, non-current on the Condensed Consolidated Balance Sheet. The finance leases were not material for the period ended March 31, 2023.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

The following table presents information about the Company's Right of Use (ROU) assets and lease liabilities:

	March 31, 2023	December 31, 2022
ROU assets:
Non-current operating lease ROU assets	$20,033	$20,863

Operating lease liabilities:
Current operating lease liabilities[1]	$5,673	$5,497
Non-current operating lease liabilities	27,857	29,222
Total operating lease liabilities	$33,530	$34,719
________________________________
1    Amounts are included in Accrued Expenses on the Condensed Consolidated Balance Sheet.

The following table presents information about lease expense and sublease income:

	Three Months Ended March 31,
	2023	2022
Operating lease cost[1]	$1,617	$2,042
Other lease costs and income:
Variable lease costs[1]	349	435
Operating lease impairments, net[1]	(3)	443
Sublease income[1]	(716)	(646)
Total net lease cost	$1,247	$2,274
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

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

The following table provides the undiscounted amount of future cash flows included in our lease liabilities at March 31, 2023 for each of the five years subsequent to December 31, 2022 and thereafter, as well as a reconciliation of such undiscounted cash flows to our lease liabilities at March 31, 2023:

Year	Operating Leases
2023	$6,032
2024	8,192
2025	8,042
2026	7,881
2027	6,205
Thereafter	4,275
Total future lease payments	40,627
Less: amount representing interest	(7,097)
Present value of future lease payments (lease liability)	$33,530

The following table provides the weighted-average remaining lease term and weighted-average discount rates for our leases:

	March 31, 2023	December 31, 2022
Operating Leases:
Weighted-average remaining lease term (years), weighted based on lease liability balances	5.07	5.31
Weighted-average discount rate (percentages), weighted based on the remaining balance of lease payments	8.0%	8.0%

The following table provides certain cash flow and supplemental noncash information related to our lease liabilities:

	Three Months Ended March 31,
	2023	2022
Operating Leases:
Cash paid for amounts included in the measurement of lease liabilities	$1,997	$2,603

6. Loan Receivable

Sequential Technology International, LLC

During the second quarter of 2020, the Company entered into an agreement with Sequential Technology International, LLC (“STIN”) and AP Capital Holdings II, LLC (“APC”) to divest its remaining equity interest in STIN as well as settle its paid-in-kind purchase money note (“PIK note”) and certain amounts due as of December 31, 2019 in consideration for a $9.0 million secured promissory note (the “Note”), which includes contingent consideration of up to $16.0 million. The Note has an 8% interest rate and the maturity date is April 27, 2025. As of March 31, 2023 and December 31, 2022, the carrying value of the Note after the consideration of the allowance for credit loss was approximately $4.8 million. The Company determined the allowance on the Note using a discounted cash flow analysis, which discounts the expected future cash flows of the asset to determine the collectible amount.

In accordance with the terms of the agreement, STIN has made the required payments to the Company as of March 31, 2023.

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

The Company has not redeemed any of the Senior Notes as of March 31, 2023.

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

The carrying amounts of the Company’s borrowings were as follows:

Senior Notes	March 31, 2023	December 31, 2022
8.375% Senior Notes due 2026	$141,077	$141,077
Unamortized discount and debt issuance cost[1]	(6,100)	(6,493)
Carrying value of Senior Notes	$134,977	$134,584
________________________________
1    Debt issuance costs are deferred and amortized into interest expense using the effective interest method.

The total fair value of the outstanding Senior Notes was $97.8 million as of March 31, 2023. The Company is in compliance with its debt covenants as of March 31, 2023.

Interest expense

The following table summarizes the Company’s interest expense:

	Three Months Ended March 31,
	2023	2022
2021 Non-Convertible Senior Notes due 2026:
Amortization of debt issuance costs	$370	$335
Interest on borrowings	2,954	2,954
Amortization of debt discount	23	22
Tax - ASC 740/FIN 48 Interest	73	—
Other	34	14
Total	$3,454	$3,325

8. Accumulated Other Comprehensive (Loss) / Income

The changes in accumulated other comprehensive (loss) income during the three months ended March 31, 2023 were as follows:

	Balance at December 31, 2022	Other comprehensive income	Tax effect	Balance at March 31, 2023
Foreign currency	$(40,611)	$4,570	$—	$(36,041)
Unrealized loss on intercompany foreign currency transactions	(3,520)	—	—	(3,520)
Total	$(44,131)	$4,570	$—	$(39,561)

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

Shelf Registration Statement

On August 19, 2020, the Company filed a universal shelf registration statement with the SEC for the issuance of common stock, preferred stock, debt securities, guarantees of debt securities, warrants and units up to an aggregate amount of $250.0 million (“the 2020 Shelf Registration Statement”). On August 28, 2020, the 2020 Shelf Registration Statement was declared effective by the SEC. As of March 31, 2023, except for the Common Stock offering and the issuance of Senior Notes, the Company has not raised additional capital using the 2020 Shelf Registration Statement.

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

Certificate of Designation of the Series B Preferred Stock

The rights, preferences, privileges, qualifications, restrictions and limitations of the shares of Series B Preferred Stock are set forth in the Series B Certificate. Under the Series B Certificate, the holders of the Series B Preferred Stock are entitled to receive, on each share of Series B Preferred Stock on a quarterly basis, an amount equal to the dividend rate, as described in the following sentence, divided by four and multiplied by the then-applicable Liquidation Preference per share of Series B Preferred Stock (collectively, the “Preferred Dividends”). The dividend rate is (1) 9.5% per annum for the period commencing on June 30, 2021 and ending on and including December 31, 2021, (2) 13% per annum for the year commencing on January 1, 2022 and ending on and including December 31, 2022; and (3) 14% per annum for the year commencing on January 1, 2023 and thereafter. The Preferred Dividends will be due in cash on January 1, April 1, July 1 and October 1 of each year (each, a “Series B Dividend Payment Date”). The Company may choose to pay the Series B Preferred Dividends in cash or in additional shares of Series B Preferred Stock. In the event the Company does not declare and pay a dividend in cash on any Series B Dividend Payment Date, the unpaid amount of the Preferred Dividend will be added to the Liquidation Preference. As of March 31, 2023, the Liquidation Value and Redemption Value of the Series B Preferred Shares was $73.2 million.

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

A summary of the Company’s Series B Perpetual Non-Convertible Preferred Stock balance at March 31, 2023 and changes during the three months ended March 31, 2023, are presented below:

	Series B Preferred Stock
	Shares	Amount
Balance at December 31, 2022	71	$68,348
Amortization of preferred stock issuance costs	—	—
Issuance of preferred PIK dividend	—	—
Redemption of Series B preferred shares	—	—
Balance at March 31, 2023[1]	71	$68,348
________________________________
1    Series B preferred stock net principal balance of $68.3 million is presented as gross principal balance of $70.7 million net of $2.35 million unamortized issuance costs.

On January 3, 2023 the Company paid the accrued Series B Perpetual Non-Convertible Preferred Stock dividend of $2.30 million in form of cash. On April 3, 2023 the Company paid the accrued Series B Perpetual Non-Convertible Preferred Stock dividend of $2.47 million in form of cash.

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

As of March 31, 2023, there were 4.1 million shares available for the grant or award under the Company’s 2015 Equity Incentive Plan and 1.1 million shares available for the grant or award under the Company’s 2017 New Hire Equity Incentive Plan.

The Company’s performance cash awards granted to executives under the Long Term Incentive (“LTI”) Plans have been accounted for as liability awards, due to the Company’s intent and the ability to settle such awards in cash upon vesting and the Company has reflected such awards in accrued expenses. As of March 31, 2023, the liability for such awards is approximately $0.8 million.

Stock-Based Compensation

The following table summarizes stock-based compensation expense related to all of the Company’s stock awards included by operating expense categories, as follows:

	Three Months Ended March 31,
	2023	2022
Cost of revenues	$224	$221
Research and development	542	556
Selling, general and administrative	973	1,150
Total stock-based compensation expense	$1,739	$1,927

The following table summarizes stock-based compensation expense related to all of the Company’s stock awards included by award type, as follows:

	Three Months Ended March 31,
	2023	2022
Stock options	$528	$794
Restricted stock awards	785	878
Performance Based Cash Units	426	255
Total stock-based compensation before taxes	$1,739	$1,927
Tax benefit	$345	$377

The total stock-based compensation cost related to unvested equity awards as of March 31, 2023 was approximately $9.2 million. The expense is expected to be recognized over a weighted-average period of approximately 2.1 years.

The total stock-based compensation cost related to unvested performance based cash units as of March 31, 2023 was approximately $1.1 million. The expense is expected to be recognized over a weighted-average period of approximately 2.2 years.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Stock Options

The Company uses the Black-Scholes option pricing model for determining the estimated fair value for stock options. The weighted-average assumptions used in the Black-Scholes option pricing model are as follows:

	Three Months Ended March 31,
	2023	2022
Expected stock price volatility	72.5%	71.9%
Risk-free interest rate	4.3%	1.5%
Expected life of options (in years)	4.28	4.15
Expected dividend yield	0.0%	0.0%
Weighted-average fair value (PSV) of the options	$0.60	$1.13

The following table summarizes information about stock options outstanding as of March 31, 2023:

Options	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2022	6,641	$3.80
Options Granted	19	1.02
Options Exercised	—	—
Options Cancelled	(160)	8.04
Outstanding at March 31, 2023	6,500	$3.69	5.07	$1
Vested and exercisable at March 31, 2023	2,635	$6.67	3.71	$—

The total intrinsic value of stock options exercisable was nil at March 31, 2023 and 2022, respectively. The total intrinsic value of stock options exercised was nil and nil during the three months ended March 31, 2023 and 2022, respectively.

Awards of Restricted Stock and Performance Stock

A summary of the Company’s unvested restricted stock at March 31, 2023, and changes during the three months ended March 31, 2023, is presented below:

Unvested Restricted Stock	Number of Awards	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2022	4,385	$1.82
Granted	3,161	0.95
Granted adjustment[1]	(395)	3.25
Vested	(94)	4.47
Forfeited	(71)	2.32
Unvested at March 31, 2023	6,986	$1.31
___________________________
1    Represents performance based cash units grants that vested and were paid out in form of shares of stock during the period and changes in unvested performance based restricted stock awards due to performance adjustments.

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

A summary of the Company’s outstanding performance based cash units at March 31, 2023 and changes during the three months ended March 31, 2023, is presented below:

Outstanding Cash Units	Number of Units	Period End Fair Value
Outstanding at December 31, 2022	5,872	$0.62
Granted	1,206	—
Granted adjustment[1]	—	—
Vested and distributed[2]	—	—
Forfeited	(56)	—
Outstanding at March 31, 2023	7,022	$0.94
___________________________
1    Includes changes in the outstanding performance based cash units due to performance adjustments.
2    Includes earned PBCU that vested and were distributed to participants during the period.

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

10. Income Taxes

The Company recognized an income tax expense of approximately $1.1 million and $0.1 million during the three months ended March 31, 2023 and 2022, respectively. The effective tax rate was approximately (10.7)% for the three months ended March 31, 2023, which was lower than the U.S. federal statutory rate primarily due to pre-tax losses in jurisdictions where full valuation allowances have been recorded and certain jurisdictions projecting current income tax expense. The Company’s income tax expense for the period is mainly driven by the enacted Section 174 rules that require the Company to amortize qualifying research and development expenses over five years in the U.S. and fifteen years in foreign jurisdictions. The Company’s effective tax rate was approximately (4.4)% for the three months ended March 31, 2022, which was lower than the U.S. federal statutory rate primarily due to pre-tax losses in jurisdictions where full valuation allowances have been recorded and certain foreign jurisdictions projecting current income tax expense. This decrease was partially offset by a discrete income tax benefit recorded in the period associated with the release of certain reserves for uncertain tax benefits. The Company continues to consider all available evidence, including historical profitability and projections of future taxable income together with new evidence, both positive and negative, that could affect the view of the future realization of deferred tax assets. As a result of the assessment, no change was recorded by the Company to the valuation allowance during the three months ended March 31, 2023.

On August 16, 2022, the Inflation Reduction Act of 2022 ("IRA") was signed into law. This legislation includes significant changes relating to tax, climate change, energy and health care. Among other provisions, the IRA introduces a corporate alternative minimum tax assessed on financial statement income of certain large corporations and an excise tax on share repurchases. The IRA does not have a material impact on the Company’s financial statements in the period ending March 31, 2023.

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

11. Restructuring

The Company continues to execute certain restructurings to identify workforce optimization opportunities to better align the Company’s resources with its key strategic priorities. A summary of the Company’s restructuring accrual at March 31, 2023 and changes during the three months ended March 31, 2023, are presented below:

	Balance at December 31, 2022	Charges	Payments	Other Adjustments	Balance at March 31, 2023
Employment termination costs	$832	$345	$(698)	$—	$479

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

	Three Months Ended March 31,
	2023	2022
Numerator - Basic:
Net loss from operations	$(10,931)	$(3,037)
Net income (loss) attributable to redeemable noncontrolling interests	14	(115)
Preferred stock dividend	(2,474)	(2,438)
Net loss attributable to Synchronoss	$(13,391)	$(5,590)

Numerator - Diluted:
Net loss attributable to Synchronoss	$(13,391)	$(5,590)
Net loss attributable to Synchronoss	$(13,391)	$(5,590)

Denominator:
Weighted average common shares outstanding — basic	86,501	85,866
Weighted average common shares outstanding — diluted	86,501	85,866

Earnings (loss) per share:
Basic	$(0.15)	$(0.07)
Diluted	$(0.15)	$(0.07)

Anti-dilutive stock options excluded	—	—
Unvested shares of restricted stock awards	6,986	2,162

13. Commitments, Contingencies and Other

Non-cancelable agreements

The Company has various non-cancelable arrangements such as services for hosting, support, and software that expire at various dates, with the latest expiration in 2025.

Aggregate annual future minimum payments under non-cancelable agreements as of March 31, 2023 are as follows:

Year	Non-cancelable agreements
2023	$13,471
2024	17,511
2025	10,690
Total	$41,672

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

14. Additional Financial Information

Other Income (expense), net

The following table sets forth the components of Other Income (expense), net included in the Condensed Consolidated Statements of Operations:

	Three Months Ended March 31,
	2023	2022
FX (losses) gains[1]	$(2,908)	$1,718
Other[2]	(23)	(14)
Total	$(2,931)	$1,704
________________________________
1    Represents foreign exchange gains and losses
2    Represents an aggregate of individually immaterial transactions

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

Our top five customers accounted for 76.1% and 71.4% of net revenues for the three months ended March 31, 2023 and March 31, 2022, respectively. Contracts with these customers typically run for three to five years. Of these customers, Verizon accounted for more than 10% of our revenues in 2023 and 2022. The loss of Verizon as a customer would have a material negative impact on our company. However, we believe that the costs incurred and subscriber disruption by Verizon to replace Synchronoss’ solutions would be substantial.

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

Discussion of the Condensed Consolidated Statements of Operations

Three months ended March 31, 2023 compared to the three months ended March 31, 2022

The following table presents an overview of our results of operations for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,		$ Change
	2023	2022	2023 vs 2022
Net revenues	$57,708	$65,866	$(8,158)
Cost of revenues[1]	20,381	24,839	(4,458)
Research and development	14,735	15,791	(1,056)
Selling, general and administrative	18,309	17,897	412
Restructuring charges	345	685	(340)
Depreciation and amortization	7,520	8,034	(514)
Total costs and expenses	61,290	67,246	(5,956)
Loss from operations	$(3,582)	$(1,380)	$(2,202)
________________________________
1    Cost of revenues excludes depreciation and amortization which are shown separately.

Net revenues decreased $8.2 million to $57.7 million for the three months ended March 31, 2023, compared to the same period in 2022. The overall change in revenue was a result of the expected impact from the sale and product sunsetting of the non-strategic DXP and Activation assets in the first half of 2022, the expected deferred revenue run-off in the current quarter, temporary slowdowns in purchasing activity and unfavorable foreign exchange impact related to current macroeconomic conditions. The change in revenue was partially offset by Cloud subscriber growth.

Cost of revenues decreased $4.5 million to $20.4 million for the three months ended March 31, 2023, compared to the same period in 2022. The 2023 decrease was primarily attributable to changes in revenue mix and continued efforts to streamline our business operations, reduce costs and focus on higher margin products.

Research and development expense decreased $1.1 million to $14.7 million for the three months ended March 31, 2023, compared to the same period in 2022. The research and development costs decreased year over year mainly as a result of executed cost savings initiatives to streamline our workforce and reduce vendor spend and overhead costs.

Selling, general and administrative expense remained flat for the three months ended March 31, 2023, compared to the same period in 2022. The Company executed significant cost savings initiatives for selling, general and administrative costs in fiscal 2021 and 2022. These savings and optimization efforts are reflected in the current and prior quarter results.

Restructuring charges were $0.3 million and $0.7 million for the three months ended March 31, 2023 and 2022, respectively, which primarily related to employment termination costs as a result of the work-force reductions initiated to reduce operating costs and align our resources with our key strategic priorities.

Depreciation and amortization expense decreased $0.5 million to $7.5 million for the three months ended March 31, 2023, compared to the same period in 2022. The 2023 decrease was primarily attributable to the expiration of amortizable acquired assets in combination with reduced capital expenditures mainly as a result of efforts to streamline business operations, partially offset by the increased amortization of capitalized software.

Income tax. The Company recognized an income tax expense of approximately $1.1 million and approximately $0.1 million during the three months ended March 31, 2023 and 2022, respectively. The effective tax rate was approximately (10.7)% for the three months ended March 31, 2023, which was lower than the U.S. federal statutory rate primarily due to pre-tax losses in jurisdictions where full valuation allowances have been recorded and certain jurisdictions projecting current income tax expense. The Company’s income tax expense for the period is mainly driven by the enacted Section 174 rules that require the Company to amortize qualifying research and development expenses over five years in the U.S. and fifteen years in foreign jurisdictions. The Company’s effective tax rate was approximately (4.4)% for the three months ended March 31, 2022, which was lower than the U.S. federal statutory rate primarily due to pre-tax losses in jurisdictions where full valuation allowances have been recorded and certain foreign jurisdictions projecting current income tax expense. This decrease was partially offset by a discrete income tax benefit recorded in the period associated with the release of certain reserves for uncertain tax benefits.

Liquidity and Capital Resources

As of March 31, 2023, our principal sources of liquidity were cash provided by operations and the remaining proceeds from the financing transactions. Our cash and cash equivalents balance was $15.6 million at March 31, 2023. We anticipate that our principal uses of cash and cash equivalents will be to fund our business, including technology expansion and working capital.

At March 31, 2023, our non-U.S. subsidiaries held approximately $9.7 million of cash and cash equivalents that are available for use by our operations around the world. At this time, we believe the funds held by all non-U.S. subsidiaries will be permanently reinvested outside of the U.S. However, if these funds were repatriated to the U.S. or used for U.S. operations, certain amounts could be subject to U.S. tax for the incremental amount in excess of the foreign tax paid. Due to the timing and circumstances of repatriation of these earnings, if any, it is not practical to determine the unrecognized deferred tax liability related to the amount.

We believe that our cash, cash equivalents, financing sources, and our ability to manage working capital and expected positive cash flows generated from operations in combination with continued expense reductions will be sufficient to fund our operations for the next twelve months from the filing date of this Form 10-Q based on our current business plans. Our liquidity plans are subject to a number of risks and uncertainties, including those described in the "Forward-Looking Statements" section of this MD&A and Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, some of which are outside of our control.

For further details, see Note 7. Debt and Note 9. Capital Structure of the Notes to Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q.

Discussion of Cash Flows

A summary of net cash flows follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Net cash provided by (used in):
Operating activities	$1,295	$(2,693)
Investing activities	(5,470)	(5,399)
Financing activities	$(2,299)	$(1,781)

Our primary source of cash is receipts from revenue. The primary uses of cash are personnel and related costs, telecommunications and facility costs related primarily to our cost of revenue and general operating expenses including professional service fees, consulting fees, building and equipment maintenance and marketing expense.

Cash provided by operating activities for the three months ended March 31, 2023 was $1.3 million as compared to $2.7 million of cash used in operating activities for the same period in 2022. In the current period, the Company generated cash from operations mainly driven by continued growth in cloud subscribers, reduced operating costs and favorable movements in working capital compared to the first quarter of 2022.

Cash used in investing activities for the three months ended March 31, 2023 was $5.5 million as compared to $5.4 million in cash used in investing activities during the same period in 2022. The cash used for investing activities in the current year and prior year was primarily related to continued investment in product development for our Cloud offering and capitalization of associated labor costs.

Cash used in financing activities for the three months ended March 31, 2023 was $2.3 million primarily due to dividend payments on the Series B Preferred Stock. In 2022, $1.8 million of cash used was to pay the dividend on the Series B Preferred Stock.

Effect of Inflation

Inflationary increases in certain input costs, such as occupancy, labor and benefits, and general administrative costs, have impacted our business. Management does not believe these impacts however have had a material impact on our results of operations during the three months March 31, 2023 and 2022. We cannot assure you, however, that we will not be affected by general inflation in the future.

Contractual Obligations
Our contractual obligations consist of contingent consideration, office equipment and colocation services and contractual commitments under third-party hosting, software licenses and maintenance agreements. The following table summarizes our long-term contractual obligations as of March 31, 2023 (in thousands):

	Payments Due by Period
	Total	2023	2024-2026	2027-2028
Finance lease obligations	$1,145	$440	$705	$—
Interest	41,353	8,861	32,492	—
Operating lease obligations	40,627	6,032	24,115	10,480
Purchase obligations[1]	41,672	13,471	28,201	—
Senior Note Payable	141,077	—	141,077	—
Total	$265,874	$28,804	$226,590	$10,480
_______________________________
1    Amount represents obligations associated with colocation agreements and other customer delivery related purchase obligations.

Uncertain Tax Positions

Unrecognized tax positions of $4.4 million at March 31, 2023 are excluded from the table above as we are not able to reasonably estimate when we would make any cash payments required to settle these liabilities, but we do not believe that the ultimate settlement of our obligations will materially affect our liquidity. We anticipate that the balance of unrecognized tax benefits will decrease by approximately $0.3 million over the next twelve months.

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

During the three months ended March 31, 2023, there were no significant changes in our critical accounting policies and estimates discussed in our Form 10-K for the year ended December 31, 2022. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022 for a more complete discussion of our critical accounting policies and estimates.

Recently Issued Accounting Standards

For a discussion of recently issued accounting standards see Note 2. Basis of Presentation and Consolidation included in Part I, Item 1. “Notes to Condensed Consolidated Financial Statements (unaudited)” of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2023 and December 31, 2022 that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

The primary objective of our investment activities is to preserve our capital for the purpose of funding operations, while at the same time maximizing the income, we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and short- and long-term investments in a variety of securities, which could include commercial paper, money market funds and corporate and government debt securities. Our cash, cash equivalents and marketable securities at March 31, 2023 and December 31, 2022 were invested in liquid money market accounts, certificates of deposit and government securities. All market-risk sensitive instruments were entered into for non-trading purposes.

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

Interest Rate Risk

We are exposed to the risk of interest rate fluctuations on the interest income earned on our cash and cash equivalents. A hypothetical 100 basis point movement in interest rates applicable to our cash and cash equivalents outstanding at March 31, 2023 would increase interest income by approximately $0.2 million on an annual basis.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934), as of the end of the period covered by this quarterly report, that ensure that information relating to the registrant which is required to be disclosed in this report is recorded, processed, summarized and reported within required time periods using the criteria for effective internal control established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the registrant’s disclosure controls and procedures were effective as of March 31, 2023.

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

ITEM 1A. RISK FACTORS

Other than set forth below, there have been no material changes to our risk factors as previously disclosed in Part I, Item 1A. included in our Annual Report on Form 10-K for the year ended December 31, 2022.

We have engaged UBS Securities, LLC as its financial advisor to assist in exploring and evaluating potential strategic transactions. Additionally, we have received a non-binding proposal from B. Riley Financial, Inc. and its affiliates (“BRF”), and there can be no assurance that a transaction will be agreed to or consummated.

In March 2023, we announced that we have engaged UBS Securities, LLC as our financial advisor to assist in exploring and evaluating potential strategic transactions, and the receipt from BRF of a non-binding acquisition proposal (the “BRF Offer”). Management and our board of directors, in accordance with their fiduciary duties and consistent with their commitment to maximize shareholder value, are reviewing the BRF Offer and are evaluating potential strategic transactions. There can be no assurance that any transaction will ultimately be consummated. The price of the common stock may be impacted by the outcome of the board of directors’ review of the BRF Offer and any potential strategic transactions, and whether or not any transaction is agreed to or consummated.

Securities class action lawsuits and derivative lawsuits are often brought against public companies and their directors when companies either reject acquisition proposals or enter into agreements for transactions similar to those contemplated by the BRF Offer, and such lawsuits may be brought against our company and our directors in connection with the BRF Offer or a potential strategic transaction, whether or not a transaction is ultimately agreed to or consummated. Even if the lawsuits are without merit, these claims can result in substantial costs and divert management time and resources. An adverse judgment could result in monetary damages, which could have a negative impact on our liquidity and financial condition.

In addition, perceived uncertainties as to our future direction, strategy or leadership created as a consequence of new activist shareholder initiatives may result in the loss of potential business opportunities, harm our ability to attract new investors, customers, and employees, and cause our stock price to experience periods of volatility or stagnation.

Adverse developments affecting financial institutions, companies in the financial services industry or the financial services industry generally, such as actual events or concerns involving liquidity, defaults or non-performance, could adversely affect our operations and liquidity.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. Although a statement by the U.S. Department of the Treasury, the Federal Reserve and the FDIC stated that all depositors of SVB would have access to all of their money after only one business day following the date of closure, uncertainty and liquidity concerns in the broader financial services industry remain. Inflation and rapid increases in interest rates have led to a decline in the trading value of previously issued government securities with interest rates below current market interest rates. The U.S. Department of Treasury, FDIC and Federal Reserve Board have announced a program to provide up to $25 billion of loans to financial institutions secured by such government securities held by financial institutions to mitigate the risk of potential losses on the sale of such instruments. However, widespread demands for customer withdrawals or other needs of financial institutions for immediate liquidity may exceed the capacity of such program. There is no guarantee that the U.S. Department of Treasury,

FDIC and Federal Reserve Board will provide access to uninsured funds in the future in the event of the closure of other banks or financial institutions in a timely fashion or at all.

Our access to our cash and cash equivalents in amounts adequate to finance our operations could be significantly impaired by the financial institutions with which we have arrangements directly facing liquidity constraints or failures. In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any material decline in available funding or our ability to access our cash and cash equivalents could adversely impact our ability to meet our operating expenses, result in breaches of our contractual obligations or result in violations of federal or state wage and hour laws, any of which could have material adverse impacts on our operations and liquidity.

Our cash and cash equivalents could be adversely affected if the financial institutions in which we hold our cash and cash equivalents fail.

We regularly maintain cash balances at third-party financial institutions in excess of the Federal Deposit Insurance Corporation insurance limit. A failure of a depository institution to return these deposits, or if a depository institution is subject to other adverse conditions in the financial or credit markets, could further impact access to our invested cash or cash equivalents and could adversely impact our operating liquidity and financial performance.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Restated Certificate of Incorporation of the Registrant.	10-K	001-40574	3.1	March 15, 2023
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant.	8-K	001-40574	3.1	June 23, 2022
3.3	Amended and Restated Bylaws of the Registrant.	S-1	333-132080	3.4	May 9, 2006
3.4	Amendment No. 1 to Amended and Restated Bylaws of the Registrant.	8-K	000-52049	3.2	February 20, 2018
3.5	Amendment No. 2 to the Amended and Restated Bylaws of the Registrant.	8-K	000-52049	3.3	June 30, 2021
3.6	Certificate of Designations of the Series B Perpetual Non-Convertible Preferred Stock.	8-K	000-52049	3.1	June 30, 2021
31.1	Certification of Principal Executive Officer pursuant to Rule 13a‑14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes‑Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a‑14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes‑Oxley Act of 2002.					X
32.1	Certification of Principal Executive Officer pursuant to Rule 13a‑14(b) of the Exchange Act and section 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes‑Oxley Act of 2002.					X
32.2	Certification of Principal Financial Officer pursuant to Rule 13a‑14(b) of the Exchange Act and section 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes‑Oxley Act of 2002.					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Schema Document					X
101.CAL	XBRL Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	XBRL Labels Linkbase Document					X
101.PRE	XBRL Presentation Linkbase Document					X

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Synchronoss Technologies, Inc.

/s/ Jeff Miller
Jeff Miller
Chief Executive Officer
(Principal Executive Officer)

/s/ Louis Ferraro
Louis Ferraro
Chief Financial Officer

May 9, 2023