Form 10-Q
period 2023-06-30
SYNCHRONOSS TECHNOLOGIES INC
filed 2023-08-09
CIK 1131554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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
As of August 8, 2023, there were 93,396,059 shares of common stock issued and outstanding.

SYNCHRONOSS TECHNOLOGIES, INC.
FORM 10-Q INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

SYNCHRONOSS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (In thousands)

	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$19,329	$21,921
Accounts receivable, net	39,841	47,024
Prepaid & other current assets	38,628	36,342
Total current assets	97,798	105,287
Non-current assets:
Property and equipment, net	4,384	4,582
Operating lease right-of-use assets	17,529	20,863
Goodwill	212,125	210,889
Intangible assets, net	44,087	47,536
Loan receivable	4,834	4,834
Other assets, non-current	3,372	4,081
Total non-current assets	286,331	292,785
Total assets	$384,129	$398,072
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,780	$14,209
Accrued expenses	51,470	52,115
Deferred revenues, current	19,696	13,859
Total current liabilities	82,946	80,183
Long-term debt, net of debt issuance costs	135,379	134,584
Deferred tax liabilities	477	466
Deferred revenues, non-current	3,950	324
Leases, non-current	26,806	29,637
Other non-current liabilities	2,575	3,933
Total liabilities	252,133	249,127
Commitments and contingencies:
Series B Non-Convertible Perpetual Preferred Stock, $0.0001 par value; 150 shares authorized, 71 and 71 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	68,348	68,348
Redeemable noncontrolling interest	12,500	12,500
Stockholders’ equity:
Common stock, $0.0001 par value; 150,000 shares authorized, 93,522 and 90,853 issued and outstanding at June 30, 2023 and December 31, 2022, respectively	9	9
Additional paid-in capital	486,579	488,848
Accumulated other comprehensive loss	(39,390)	(44,131)
Accumulated deficit	(396,050)	(376,629)
Total stockholders’ equity	51,148	68,097
Total liabilities and stockholders’ equity	$384,129	$398,072

See accompanying notes to condensed consolidated financial statements.

SYNCHRONOSS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net revenues	$59,713	$65,236	$117,421	$131,102
Costs and expenses:
Cost of revenues[1]	21,782	22,316	42,163	47,155
Research and development	15,043	13,460	29,778	29,251
Selling, general and administrative	19,875	15,288	38,184	33,185
Restructuring charges	21	1,019	366	1,704
Depreciation and amortization	6,939	8,259	14,459	16,293
Total costs and expenses	63,660	60,342	124,950	127,588
(Loss) income from operations	(3,947)	4,894	(7,529)	3,514
Interest income	127	118	222	210
Interest expense	(3,461)	(3,343)	(6,915)	(6,668)
Gain on divestiture	—	2,622	—	2,622
Other (expense) income, net	(454)	4,065	(3,385)	5,769
(Loss) income from operations, before taxes	(7,735)	8,356	(17,607)	5,447
Provision for income taxes	(783)	(435)	(1,842)	(563)
Net (loss) income	(8,518)	7,921	(19,449)	4,884
Net income (loss) attributable to redeemable noncontrolling interests	14	(75)	28	(190)
Preferred stock dividend	(2,475)	(2,519)	(4,949)	(4,957)
Net (loss) income attributable to Synchronoss	$(10,979)	$5,327	$(24,370)	$(263)

Earnings (loss) per share:
Basic	$(0.13)	$0.06	$(0.28)	$—
Diluted	$(0.13)	$0.06	$(0.28)	$—
Weighted-average common shares outstanding:
Basic	86,785	87,124	86,644	86,031
Diluted	86,785	89,249	86,644	86,031
________________________________
1    Cost of revenues excludes depreciation and amortization which are shown separately.

See accompanying notes to condensed consolidated financial statements.

SYNCHRONOSS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited) (In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net (loss) income	$(8,518)	$7,921	$(19,449)	$4,884
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	171	(12,157)	4,741	(15,316)
Net income on inter-company foreign currency transactions	—	62	—	80
Total other comprehensive income (loss)	171	(12,095)	4,741	(15,236)
Comprehensive loss	(8,347)	(4,174)	(14,708)	(10,352)
Comprehensive income (loss) attributable to redeemable noncontrolling interests	14	(75)	28	(190)
Comprehensive loss attributable to Synchronoss	$(8,333)	$(4,249)	$(14,680)	$(10,542)

See accompanying notes to condensed consolidated financial statements.

SYNCHRONOSS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited) (In thousands)

	Three Months Ended June 30, 2023
	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated deficit	Total Stockholders' Equity
Balance at March 31, 2023	93,547	$9	$487,673	$(39,561)	$(387,546)	$60,575
Stock based compensation	—	—	1,526	—	—	1,526
Issuance of restricted stock	118	—	—	—	—	—
Preferred stock dividend	—	—	(2,475)	—	—	(2,475)
Shares withheld for taxes in connection with issuance of restricted stock	(143)	—	(131)	—	—	(131)
Net income (loss) attributable to Synchronoss	—	—	—	—	(8,518)	(8,518)
Non-controlling interest	—	—	(14)	—	14	—
Total other comprehensive income (loss)	—	—	—	171	—	171
Balance at June 30, 2023	93,522	$9	$486,579	$(39,390)	$(396,050)	$51,148

	Three Months Ended June 30, 2022
	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated deficit	Total Stockholders' Equity
Balance at March 31, 2022	88,244	$9	$491,966	$(36,126)	$(371,865)	$83,984
Stock based compensation	—	—	1,152	—	—	1,152
Issuance of restricted stock	868	—	—	—	—	—
Preferred stock dividend	—	—	(2,376)	—	—	(2,376)
Amortization of preferred stock issuance costs	—	—	(143)	—	—	(143)
Shares withheld for taxes in connection with issuance of restricted stock	(67)	—	(80)	—	—	(80)
Net income (loss) attributable to Synchronoss	—	—	—	—	7,921	7,921
Non-controlling interest	—	—	75	—	(75)	—
Total other comprehensive income (loss)	—	—	—	(12,095)	—	(12,095)
Balance at June 30, 2022	89,045	$9	$490,594	$(48,221)	$(364,019)	$78,363

See accompanying notes to condensed consolidated financial statements.

	Six Months Ended June 30, 2023
	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated deficit	Total Stockholders' Equity
Balance at December 31, 2022	90,853	$9	$488,848	$(44,131)	$(376,629)	$68,097
Stock based compensation	—	—	2,840	—	—	2,840
Issuance of restricted stock	2,813	—	—	—	—	—
Preferred stock dividend	—	—	(4,949)	—	—	(4,949)
Amortization of preferred stock issuance costs	—	—	—	—	—	—
Issuance of common stock on exercise of options	—	—	—	—	—	—
Shares withheld for taxes in connection with issuance of restricted stock	(144)	—	(132)	—	—	(132)
Net income (loss) attributable to Synchronoss	—	—	—	—	(19,449)	(19,449)
Non-controlling interest	—	—	(28)	—	28	—
Total other comprehensive income (loss)	—	—	—	4,741	—	4,741
Balance at June 30, 2023	93,522	$9	$486,579	$(39,390)	$(396,050)	$51,148

	Six Months Ended June 30, 2022
	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated deficit	Total Stockholders' Equity
Balance at December 31, 2021	88,305	$9	$492,512	$(32,985)	$(368,713)	$90,823
Stock based compensation	—	—	2,929	—	—	2,929
Issuance of restricted stock	807	—	—	—	—	—
Preferred stock dividend	—	—	(4,814)	—	—	(4,814)
Amortization of preferred stock issuance costs	—	—	(143)	—	—	(143)
Shares withheld for taxes in connection with issuance of restricted stock	(67)	—	(80)	—	—	(80)
Net income (loss) attributable to Synchronoss	—	—	—	—	4,884	4,884
Non-controlling interest	—	—	190	—	(190)	—
Total other comprehensive income (loss)	—	—	—	(15,236)	—	(15,236)
Balance at June 30, 2022	89,045	$9	$490,594	$(48,221)	$(364,019)	$78,363

See accompanying notes to condensed consolidated financial statements.

SYNCHRONOSS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Six Months Ended June 30,
	2023	2022
Operating activities:
Net (loss) income from continuing operations	$(19,449)	$4,884

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	14,459	16,293
Amortization of debt issuance costs	748	678
Loss on disposals of fixed assets	24	1
Gain on sale of DXP Business	—	(2,622)
Amortization of bond discount	47	44
Deferred income taxes	10	(28)
Stock-based compensation	3,364	2,891
Operating lease impairment, net	2,075	175
Changes in operating assets and liabilities:
Accounts receivable, net	7,328	3,661
Prepaid expenses and other current assets	(2,275)	(314)
Accounts payable	(2,478)	(5,237)
Accrued expenses	(1,221)	(2,650)
Deferred revenues	9,344	(3,015)
Other liabilities	580	(8,033)
Net cash provided by operating activities	12,556	6,728

Investing activities:
Purchases of fixed assets	(994)	(573)
Additions to capitalized software	(9,350)	(10,695)
Proceeds from the sale of DXP Business	—	7,500
Net cash used in investing activities	(10,344)	(3,768)

Financing activities:
Taxes paid on withholding shares	(132)	80
Drawdown on A/R Facility	3,500	—
Repayment of A/R Facility	(3,500)	—
Series B Preferred dividend paid in cash	(4,772)	(1,859)
Redemption of Series B Preferred stock	—	(6,738)
Net cash used in financing activities	(4,904)	(8,517)
Effect of exchange rate changes on cash	100	(435)
Net decrease in cash and cash equivalents	(2,592)	(5,992)
Cash and cash equivalents, beginning of period	21,921	31,504
Cash and cash equivalents, end of period	$19,329	$25,512

Supplemental disclosures of non-cash investing and financing activities:
Paid in kind dividends on Series B Preferred stock	$—	$2,581

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

2. Basis of Presentation and Consolidation

Basis of Presentation and Consolidation

The accompanying interim unaudited condensed consolidated financial statements have been prepared by Synchronoss and in the opinion of management, include all adjustments necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods. They do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023.

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

This transaction closed on May 11, 2022. The Company received the $7.5 million cash payment on the transaction close date. The Company received the $0.5 million payment in escrow during the third quarter of 2022 in accordance with the terms of the Asset Purchase Agreement. The remaining $1 million escrow payment is reflected net in other current assets. This consideration is not contingent on any further actions.

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

The Company drew $3.5 million on the A/R Facility in April of 2023, and had repaid the balance in full in May of 2023. The interest associated with the draw and repayment was not material for the period. The draw down and subsequent repayment of the A/R Facility represent financing activity, as reported in the Statement of Cash Flows. As of June 30, 2023 approximately $12 million of the Company’s receivables are held by SN Technologies.

The Company drew $2.5 million on the A/R Facility in July of 2023.

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

	Three Months Ended June 30, 2023				Three Months Ended June 30, 2022
	Cloud	NetworkX	Messaging	Total	Cloud	NetworkX	Messaging	Total
Geography:
Americas	$37,546	$7,056	$1,604	$46,206	$41,843	$8,985	$2,309	$53,137
APAC	1,147	778	6,702	8,627	7	907	6,345	7,259
EMEA	1,744	—	3,136	4,880	1,627	545	2,668	4,840
Total	$40,437	$7,834	$11,442	$59,713	$43,477	$10,437	$11,322	$65,236

Service Line:
Professional Services	$4,369	$294	$2,072	$6,735	$3,234	$1,380	$2,642	$7,256
Transaction Services	58	905	—	963	210	1,721	33	1,964
Subscription Services	36,010	5,395	7,657	49,062	40,033	6,438	8,037	54,508
License	—	1,240	1,713	2,953	—	898	610	1,508
Total	$40,437	$7,834	$11,442	$59,713	$43,477	$10,437	$11,322	$65,236

	Six Months Ended June 30, 2023				Six Months Ended June 30, 2022
	Cloud	NetworkX	Messaging	Total	Cloud	NetworkX	Messaging	Total
Geography:
Americas	$74,960	$13,409	$3,598	$91,967	$81,558	$19,440	$5,001	$105,999
APAC	2,794	1,570	11,617	15,981	63	1,666	13,161	14,890
EMEA	3,761	—	5,712	9,473	3,357	1,495	5,361	10,213
Total	$81,515	$14,979	$20,927	$117,421	$84,978	$22,601	$23,523	$131,102

Service Line:
Professional Services	$9,030	$640	$3,763	$13,433	$6,588	$3,016	$5,783	$15,387
Transaction Services	185	1,758	—	1,943	546	2,749	56	3,351
Subscription Services	71,896	10,745	15,425	98,066	77,844	14,648	16,552	109,044
License	404	1,836	1,739	3,979	—	2,188	1,132	3,320
Total	$81,515	$14,979	$20,927	$117,421	$84,978	$22,601	$23,523	$131,102

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

A contract asset is a right to consideration that is conditional upon factors other than the passage of time. For example, the Company would record a contract asset if it records revenue on a professional services engagement but are not entitled to bill until the Company achieves specified milestones. Contract assets balance at June 30, 2023 is $8.4 million.

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

The Company’s contract assets and liabilities are reported in a net position on a customer basis at the end of each reporting period.

Significant changes in the contract liabilities balance (current and non-current) during the period are as follows:

Contract Liabilities[1]
Balance - January 1, 2023	$14,183
Revenue recognized in the period	(117,191)
Amounts billed but not recognized as revenue	126,654
Balance - June 30, 2023	$23,646
________________________________
1    Comprised of Deferred Revenue. $11.5 million of revenue recognized in the period was included in the contract liability balance at the beginning of the period.

Transaction price allocated to the remaining performance obligations

Topic 606 requires that the Company disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of June 30, 2023. The Company has elected not to disclose transaction price allocated to remaining performance obligations for:

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

As of June 30, 2023, the aggregate amount of transaction price allocated to remaining performance obligations, other than those meeting the exclusion criteria above, was $79.8 million, of which approximately 96.0 percent is expected to be recognized as revenues within 2 years, and the remainder thereafter.

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

The following is a summary of assets, liabilities and redeemable noncontrolling interests and their related classifications under the fair value hierarchy:

	June 30, 2023
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents	$19,329	$19,329	$—	$—
Total assets	$19,329	$19,329	$—	$—
Temporary equity
Redeemable noncontrolling interests[1]	$12,500	$—	$—	$12,500
Total temporary equity	$12,500	$—	$—	$12,500

	December 31, 2022
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents	$21,921	$21,921	$—	$—
Total assets	$21,921	$21,921	$—	$—
Temporary Equity
Redeemable noncontrolling interests[1]	$12,500	$—	$—	$12,500
Total temporary equity	$12,500	$—	$—	$12,500
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

The Company reflects finance leases as a component of Leases, non-current on the Condensed Consolidated Balance Sheet. The finance leases were not material for the period ended June 30, 2023.

The following table presents information about the Company's Right of Use (ROU) assets and lease liabilities:

	June 30, 2023	December 31, 2022
ROU assets:
Non-current operating lease ROU assets	$17,529	$20,863

Operating lease liabilities:
Current operating lease liabilities[1]	$5,833	$5,497
Non-current operating lease liabilities	26,338	29,222
Total operating lease liabilities	$32,171	$34,719
________________________________
1    Amounts are included in Accrued Expenses on the Condensed Consolidated Balance Sheet.

The following table presents information about lease expense and sublease income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating lease cost[1]	$1,591	$1,972	$3,208	$4,014
Other lease costs and income:
Variable lease costs[1]	477	736	826	1,171
Operating lease impairments, net[1]	2,078	(268)	2,075	175
Sublease income[1]	(822)	(713)	(1,538)	(1,359)
Total net lease cost	$3,324	$1,727	$4,571	$4,001
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

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

The following table provides the undiscounted amount of future cash flows included in our lease liabilities at June 30, 2023 for each of the five years subsequent to December 31, 2022 and thereafter, as well as a reconciliation of such undiscounted cash flows to our lease liabilities at June 30, 2023:

Year	Operating Leases
2023	$4,134
2024	8,192
2025	7,968
2026	7,897
2027	6,268
Thereafter	4,274
Total future lease payments	38,733
Less: amount representing interest	(6,562)
Present value of future lease payments (lease liability)	$32,171

The following table provides the weighted-average remaining lease term and weighted-average discount rates for our leases:

	June 30, 2023	December 31, 2022
Operating Leases:
Weighted-average remaining lease term (years), weighted based on lease liability balances	4.67	5.31
Weighted-average discount rate (percentages), weighted based on the remaining balance of lease payments	7.8%	8.0%

The following table provides certain cash flow and supplemental noncash information related to our lease liabilities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating Leases:
Cash paid for amounts included in the measurement of lease liabilities	$2,009	$2,436	$4,006	$5,039

6. Loan Receivable

Sequential Technology International, LLC

During the second quarter of 2020, the Company entered into an agreement with Sequential Technology International, LLC (“STIN”) and AP Capital Holdings II, LLC (“APC”) to divest its remaining equity interest in STIN as well as settle its paid-in-kind purchase money note (“PIK note”) and certain amounts due as of December 31, 2019 in consideration for a $9.0 million secured promissory note (the “Note”), which includes contingent consideration of up to $16.0 million. The Note has an 8% interest rate and the maturity date is April 27, 2025. As of June 30, 2023 and December 31, 2022, the carrying value of the Note after the consideration of the allowance for credit loss was approximately $4.8 million. The Company determined the allowance on the Note using a discounted cash flow analysis, which discounts the expected future cash flows of the asset to determine the collectible amount.

In accordance with the terms of the agreement, STIN has made the required payments to the Company as of June 30, 2023.

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

The Company has not redeemed any of the Senior Notes as of June 30, 2023.

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

The carrying amounts of the Company’s borrowings were as follows:

Senior Notes	June 30, 2023	December 31, 2022
8.375% Senior Notes due 2026	$141,077	$141,077
Unamortized discount and debt issuance cost[1]	(5,698)	(6,493)
Carrying value of Senior Notes	$135,379	$134,584
________________________________
1    Debt issuance costs are deferred and amortized into interest expense using the effective interest method.

The total fair value of the outstanding Senior Notes was $104.4 million as of June 30, 2023. The Company is in compliance with its debt covenants as of June 30, 2023.

Interest expense

The following table summarizes the Company’s interest expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
2021 Non-Convertible Senior Notes due 2026:
Amortization of debt issuance costs	$378	$343	$748	$678
Interest on borrowings	2,954	2,954	5,908	5,908
Amortization of debt discount	24	22	47	44
Tax - ASC 740/FIN 48 Interest	75	—	148	—
Other	30	24	64	38
Total	$3,461	$3,343	$6,915	$6,668

8. Accumulated Other Comprehensive (Loss) / Income

The changes in accumulated other comprehensive (loss) income during the six months ended June 30, 2023 were as follows:

	Balance at December 31, 2022	Other comprehensive income	Tax effect	Balance at June 30, 2023
Foreign currency	$(40,611)	$4,741	$—	$(35,870)
Unrealized loss on intercompany foreign currency transactions	(3,520)	—	—	(3,520)
Total	$(44,131)	$4,741	$—	$(39,390)

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

Certificate of Designation of the Series B Preferred Stock

The rights, preferences, privileges, qualifications, restrictions and limitations of the shares of Series B Preferred Stock are set forth in the Series B Certificate. Under the Series B Certificate, the holders of the Series B Preferred Stock are entitled to receive, on each share of Series B Preferred Stock on a quarterly basis, an amount equal to the dividend rate, as described in the following sentence, divided by four and multiplied by the then-applicable Liquidation Preference per share of Series B Preferred Stock (collectively, the “Preferred Dividends”). The dividend rate is (1) 9.5% per annum for the period commencing on June 30, 2021 and ending on and including December 31, 2021, (2) 13% per annum for the year commencing on January 1, 2022 and ending on and including December 31, 2022; and (3) 14% per annum for the year commencing on January 1, 2023 and thereafter. The Preferred Dividends will be due in cash on January 1, April 1, July 1 and October 1 of each year (each, a “Series B Dividend Payment Date”). The Company may choose to pay the Series B Preferred Dividends in cash or in additional shares of Series B Preferred Stock. In the event the Company does not declare and pay a dividend in cash on any Series B Dividend Payment Date, the unpaid amount of the Preferred Dividend will be added to the Liquidation Preference. As of June 30, 2023, the Liquidation Value and Redemption Value of the Series B Preferred Shares was $73.2 million.

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

A summary of the Company’s Series B Perpetual Non-Convertible Preferred Stock balance at June 30, 2023 and changes during the six months ended June 30, 2023, are presented below:

	Series B Preferred Stock
	Shares	Amount
Balance at December 31, 2022	71	$68,348
Amortization of preferred stock issuance costs	—	—
Issuance of preferred PIK dividend	—	—
Redemption of Series B preferred shares	—	—
Balance at June 30, 2023[1]	71	$68,348
________________________________
1    Series B preferred stock net principal balance of $68.3 million is presented as gross principal balance of $70.7 million net of $2.4 million unamortized issuance costs.

On April 3, 2023 the Company paid the accrued Series B Perpetual Non-Convertible Preferred Stock dividend of $2.5 million in cash. On July 3, 2023 the Company paid the accrued Series B Perpetual Non-Convertible Preferred Stock dividend of $2.5 million in cash.

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

As of June 30, 2023, there were 4.0 million shares available for the grant or award under the Company’s 2015 Equity Incentive Plan and 1.1 million shares available for the grant or award under the Company’s 2017 New Hire Equity Incentive Plan.

The Company’s performance based cash unit (“PBCU”) awards granted to executives under the Long Term Incentive (“LTI”) Plans have been accounted for as liability awards, due to the Company’s intent and the ability to settle such awards in cash upon vesting and the Company has reflected such awards in accrued expenses. As of June 30, 2023, the liability for such awards is approximately $0.9 million.

Stock-Based Compensation

The following table summarizes stock-based compensation expense related to all of the Company’s stock awards included by operating expense categories, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of revenues	$189	$139	$413	$360
Research and development	447	316	989	872
Selling, general and administrative	989	509	1,962	1,659
Total stock-based compensation expense	$1,625	$964	$3,364	$2,891

The following table summarizes stock-based compensation expense related to all of the Company’s stock awards included by award type, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Stock options	$439	$446	$967	$1,240
Restricted stock awards	1,080	509	1,865	1,387
Performance based cash units	106	9	532	264
Total stock-based compensation before taxes	$1,625	$964	$3,364	$2,891
Tax benefit	$330	$190	$675	$567

The total stock-based compensation cost related to unvested equity awards as of June 30, 2023 was approximately $7.8 million. The expense is expected to be recognized over a weighted-average period of approximately 1.9 years.

The total stock-based compensation cost related to unvested performance based cash units as of June 30, 2023 was approximately $0.9 million. The expense is expected to be recognized over a weighted-average period of approximately 1.7 years.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Stock Options

The Company uses the Black-Scholes option pricing model for determining the estimated fair value for stock options. The weighted-average assumptions used in the Black-Scholes option pricing model are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Expected stock price volatility	73.1%	74.1%	72.6%	74.1%
Risk-free interest rate	3.7%	3.2%	4.2%	3.2%
Expected life of options (in years)	4.29	4.13	4.28	4.13
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Weighted-average fair value of the options	$0.55	$0.73	$0.59	$0.73

The following table summarizes information about stock options outstanding as of June 30, 2023:

Options	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2022	6,641	$3.80
Options Granted	22	1.01
Options Exercised	—	—
Options Cancelled	(282)	15.82
Outstanding at June 30, 2023	6,381	$3.26	4.90	$1
Vested and exercisable at June 30, 2023	3,269	$4.90	4.02	$—

The total intrinsic value of stock options exercisable was nil at June 30, 2023 and 2022, respectively. The total intrinsic value of stock options exercised was nil and nil during the six months ended June 30, 2023 and 2022, respectively.

Awards of Restricted Stock and Performance Stock

A summary of the Company’s unvested restricted stock at June 30, 2023, and changes during the six months ended June 30, 2023, is presented below:

Unvested restricted stock	Number of Awards	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2022	4,385	$1.82
Granted	3,284	0.95
Granted adjustment[1]	(395)	3.25
Vested	(638)	2.53
Forfeited	(76)	2.30
Unvested at June 30, 2023	6,560	$1.22
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

A summary of the Company’s outstanding performance based cash units at June 30, 2023 and changes during the six months ended June 30, 2023, is presented below:

Outstanding performance based cash units	Number of Units	Period End Fair Value
Outstanding at December 31, 2022	5,872	$0.62
Granted	1,206	—
Granted adjustment[1]	(51)	—
Vested and distributed[2]	—	—
Forfeited	(56)	—
Outstanding at June 30, 2023	6,971	$0.93
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

10. Income Taxes

The Company recognized an income tax expense of approximately $1.8 million and $0.6 million during the six months ended June 30, 2023 and 2022, respectively. The effective tax rate was approximately (10.5)% for the six months ended June 30, 2023, which was lower than the U.S. federal statutory rate primarily due to pre-tax losses in jurisdictions where full valuation allowances have been recorded and certain jurisdictions projecting current income tax expense. The Company’s income tax expense for the period is primarily driven by the enacted Internal Revenue Code Section 174 rules that require the Company to amortize qualifying research and development expenses over five years or fifteen years depending on the jurisdiction where such activities are performed. The Company’s effective tax rate was approximately 10.3% for the six months ended June 30, 2022, which was lower than the U.S. federal statutory rate primarily due to pre-tax losses in jurisdictions where full valuation allowances have been recorded. Additionally, the Company recognized a discrete income tax benefit in the period associated with the release of certain reserves for uncertain tax benefits. The Company continues to consider all available evidence, including historical profitability and projections of future taxable income together with new evidence, both positive and negative, that could affect the view of the future realization of deferred tax assets. As a result of the assessment, no change was recorded by the Company to the valuation allowance during the six months ended June 30, 2023.

On August 16, 2022, the Inflation Reduction Act of 2022 ("IRA") was signed into law. This legislation includes significant changes relating to tax, climate change, energy and health care. Among other provisions, the IRA introduces a corporate alternative minimum tax assessed on financial statement income of certain large corporations and an excise tax on share repurchases. The IRA does not have a material impact on the Company’s financial statements in the period ended June 30, 2023.

During 2021 the Internal Revenue Service commenced an audit of certain of the Company’s prior year U.S. federal income tax filings, including the 2013 through 2020 tax years. The audit is currently ongoing and while the receipt of the associated

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

refunds would materially improve its financial position, the Company does not believe that the results of this audit will have a material effect on its results of operations.

The Company received $4.3 million in federal tax refunds in the second quarter of 2022. There is no change to the Company’s position on the remaining tax refunds.

11. Restructuring

The Company continues to execute certain restructurings to identify workforce optimization opportunities to better align the Company’s resources with its key strategic priorities. A summary of the Company’s restructuring accrual at June 30, 2023 and changes during the six months ended June 30, 2023, are presented below:

	Balance at December 31, 2022	Charges	Payments	Other Adjustments	Balance at June 30, 2023
Employment termination costs	$832	$366	$(1,144)	$—	$54

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator - Basic:
Net (loss) income from operations	$(8,518)	$7,921	$(19,449)	$4,884
Net income (loss) attributable to redeemable noncontrolling interests	14	(75)	28	(190)
Preferred stock dividend	(2,475)	(2,519)	(4,949)	(4,957)
Net (loss) income attributable to Synchronoss	$(10,979)	$5,327	$(24,370)	$(263)

Numerator - Diluted:
Net (loss) income attributable to Synchronoss	$(10,979)	$5,327	$(24,370)	$(263)
Net (loss) income attributable to Synchronoss	$(10,979)	$5,327	$(24,370)	$(263)

Denominator:
Weighted average common shares outstanding — basic	86,785	87,124	86,644	86,031
Dilutive effect of:
Shares from assumed conversion of PBCU	—	1,832	—	—
Options and unvested restricted shares	—	293	—	—
Weighted average common shares outstanding — diluted	86,785	89,249	86,644	86,031

Earnings (loss) per share:
Basic	$(0.13)	$0.06	$(0.28)	$—
Diluted	$(0.13)	$0.06	$(0.28)	$—

Anti-dilutive stock options excluded	—	—	—	—
Unvested shares of restricted stock awards	6,560	2,662	6,560	2,662

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

Aggregate annual future minimum payments under non-cancelable agreements as of June 30, 2023 are as follows:

Year	Non-cancelable agreements
The remainder of 2023	$8,239
2024	18,340
2025	11,127
2026	447
2027	120
Total	$38,273

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

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

14. Additional Financial Information

Other Income (expense), net

The following table sets forth the components of Other Income (expense), net included in the Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
FX (losses) gains[1]	$(455)	$3,896	$(3,364)	$5,614
Other[2]	1	169	(21)	155
Total	$(454)	$4,065	$(3,385)	$5,769
________________________________
1    Represents foreign exchange gains and losses.
2    Represents an aggregate of individually immaterial transactions.

15. Subsequent Events

On July 18, 2023, Synchronoss Technologies, Inc. (the “Company”) entered into an agreement (the “Change Request”) with Verizon Sourcing LLC, on behalf of itself and for the benefit of their Affiliates (as defined therein) (individually and collectively, “Verizon”) to amend the terms of Statement of Work No. 1, as amended (“SOW No. 1”) under the existing Application Service Provider Agreement dated April 1, 2013 between the Company and Verizon, as amended (the “Original Agreement”).

The Change Request, among other things, provides for a seven-year contract until June 30, 2030, which term will automatically renew for two additional two-year periods unless Company or Verizon provides notice of non-renewal, most favored pricing terms for Verizon, and a commitment from the Company for investment in the personal cloud product.

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

Our top five customers accounted for 76.3% and 68.6% of net revenues for the six months ended June 30, 2023 and June 30, 2022, respectively. Contracts with these customers typically run for three to five years. Of these customers, Verizon accounted for more than 10% of our revenues in 2023 and 2022. The loss of Verizon as a customer would have a material negative impact on our company. However, we believe that the costs incurred and subscriber disruption by Verizon to replace Synchronoss’ solutions would be substantial.

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

Discussion of the Condensed Consolidated Statements of Operations

Three months ended June 30, 2023 compared to the three months ended June 30, 2022

The following table presents an overview of our results of operations for the three months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		$ Change
	2023	2022	2023 vs 2022
Net revenues	$59,713	$65,236	$(5,523)
Cost of revenues[1]	21,782	22,316	(534)
Research and development	15,043	13,460	1,583
Selling, general and administrative	19,875	15,288	4,587
Restructuring charges	21	1,019	(998)
Depreciation and amortization	6,939	8,259	(1,320)
Total costs and expenses	63,660	60,342	3,318
(Loss) income from operations	$(3,947)	$4,894	$(8,841)
________________________________
1    Cost of revenues excludes depreciation and amortization which are shown separately.

Net revenues decreased $5.5 million to $59.7 million for the three months ended June 30, 2023, compared to the same period in 2022. The overall change in revenue was primarily due to the expected runoff of deferred revenue recognized in the second quarter of 2022 as well as revenue recognized from the DXP and Activation assets prior to the divestiture in the same period in 2022.

Cost of revenues decreased $0.5 million to $21.8 million for the three months ended June 30, 2023, compared to the same period in 2022. The 2023 decrease was primarily attributable to changes in revenue mix and continued efforts to streamline our business operations, reduce costs and focus on higher margin products.

Research and development expense increased $1.6 million to $15.0 million for the three months ended June 30, 2023, compared to the same period in 2022. The research and development costs increased year over year mainly as a result of higher employee costs and a lease impairment charge in the current period.

Selling, general and administrative expense increased $4.6 million to $19.9 million for the three months ended June 30, 2023, compared to the same period in 2022. The increase in selling, general and administrative expense is mainly related to a lease impairment charge and non-recurring professional fees.

Restructuring charges were not material for the three months ended June 30, 2023. Restructuring charges were $1.0 million for the three months ended June 30, 2022, which primarily related to employment termination costs as a result of the work-force reductions initiated to reduce operating costs and align our resources with our key strategic priorities.

Depreciation and amortization expense decreased $1.3 million to $6.9 million for the three months ended June 30, 2023, compared to the same period in 2022. The 2023 decrease was primarily attributable to the expiration of amortizable acquired assets in combination with reduced capital expenditures mainly as a result of efforts to streamline business operations, partially offset by the increased amortization of capitalized software.

Income tax. The Company recognized an income tax expense of approximately $0.8 million and approximately $0.4 million during the three months ended June 30, 2023 and 2022, respectively. The effective tax rate was approximately (10.1)% for the three months ended June 30, 2023, which was lower than the U.S. federal statutory rate primarily due to pre-tax losses in jurisdictions where full valuation allowances have been recorded and certain jurisdictions projecting current income tax expense. The Company’s income tax expense for the period is primarily driven by the enacted Internal Revenue Code Section 174 rules that require the Company to amortize qualifying research and development expenses over five years or fifteen years depending on the jurisdiction where such activities are performed. The Company’s effective tax rate was approximately

5.2% for the three months ended June 30, 2022, which was lower than the U.S. federal statutory rate primarily due to pre-tax losses in jurisdictions where full valuation allowances have been recorded. Additionally, the Company recognized a discrete income tax benefit in the period associated with the release of certain reserves for uncertain tax benefits.

Discussion of the Condensed Consolidated Statements of Operations

Six months ended June 30, 2023 compared to the six months ended June 30, 2022

The following table presents an overview of our results of operations for the six months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended June 30,		$ Change
	2023	2022	2023 vs 2022
Net revenues	$117,421	$131,102	$(13,681)
Cost of revenues[1]	42,163	47,155	(4,992)
Research and development	29,778	29,251	527
Selling, general and administrative	38,184	33,185	4,999
Restructuring charges	366	1,704	(1,338)
Depreciation and amortization	14,459	16,293	(1,834)
Total costs and expenses	124,950	127,588	(2,638)
(Loss) income from operations	$(7,529)	$3,514	$(11,043)
________________________________
1    Cost of revenues excludes depreciation and amortization which are shown separately.

Net revenues decreased $13.7 million to $117.4 million for the six months ended June 30, 2023, compared to the same period in 2022. The overall change in revenue was primarily due to the expected runoff of deferred revenue recognized in the first half of 2022 as well as revenue recognized from the DXP and Activation assets prior to the divestiture in the prior period. The decrease in revenue was partially offset by subscriber growth.

Cost of revenues decreased $5.0 million to $42.2 million for the six months ended June 30, 2023, compared to the same period in 2022. The 2023 decrease was primarily attributable to changes in revenue mix and continued efforts to streamline our business operations, reduce costs and focus on higher margin products.

Research and development expense increased $0.5 million to $29.8 million for the six months ended June 30, 2023, compared to the same period in 2022. The research and development costs increased year over year mainly as a result of higher employee costs and a lease impairment charge in the current period.

Selling, general and administrative expense increased $5.0 million to $38.2 million for the six months ended June 30, 2023, compared to the same period in 2022. The increase in selling, general and administrative expense is mainly related to a lease impairment charge and non-recurring professional fees.

Restructuring charges were $0.4 million and $1.7 million for the six months ended June 30, 2023 and 2022, respectively, which primarily related to employment termination costs as a result of the work-force reductions initiated to reduce operating costs and align our resources with our key strategic priorities.

Depreciation and amortization expense decreased $1.8 million to $14.5 million for the six months ended June 30, 2023, compared to the same period in 2022. The 2023 decrease was primarily attributable to the expiration of amortizable acquired assets in combination with reduced capital expenditures mainly as a result of efforts to streamline business operations, partially offset by the increased amortization of capitalized software.

Income tax. The Company recognized an income tax expense of approximately $1.8 million and approximately $0.6 million during the six months ended June 30, 2023 and 2022, respectively. The effective tax rate was approximately (10.5)% for the six months ended June 30, 2023, which was lower than the U.S. federal statutory rate primarily due to pre-tax losses in jurisdictions where full valuation allowances have been recorded and certain jurisdictions projecting current income tax expense. The Company’s income tax expense for the period is primarily driven by the enacted Internal Revenue Code Section 174 rules that require the Company to amortize qualifying research and development expenses over five years or fifteen years depending on the jurisdiction where such activities are performed. The Company’s effective tax rate was approximately 10.3% for the six months ended June 30, 2022, which was lower than the U.S. federal statutory rate primarily due to pre-tax losses in jurisdictions where full valuation allowances have been recorded. Additionally, the Company recognized a discrete income tax benefit in the period associated with the release of certain reserves for uncertain tax benefits.

Liquidity and Capital Resources

As of June 30, 2023, our principal sources of liquidity were cash provided by operations and the remaining proceeds from the financing transactions. Our cash and cash equivalents balance was $19.3 million at June 30, 2023. We anticipate that our principal uses of cash and cash equivalents will be to fund our business, including technology expansion and working capital.

At June 30, 2023, our non-U.S. subsidiaries held approximately $14.2 million of cash and cash equivalents that are available for use by our operations around the world. At this time, we believe the funds held by all non-U.S. subsidiaries will be permanently reinvested outside of the U.S. However, if these funds were repatriated to the U.S. or used for U.S. operations, certain amounts could be subject to U.S. tax for the incremental amount in excess of the foreign tax paid. Due to the timing and circumstances of repatriation of these earnings, if any, it is not practical to determine the unrecognized deferred tax liability related to the amount.

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

Discussion of Cash Flows

A summary of net cash flows follows (in thousands):

	Six Months Ended June 30,
	2023	2022
Net cash provided by (used in):
Operating activities	$12,556	$6,728
Investing activities	(10,344)	(3,768)
Financing activities	$(4,904)	$(8,517)

Our primary source of cash is receipts from revenue. The primary uses of cash are personnel and related costs, telecommunications and facility costs related primarily to our cost of revenue and general operating expenses including professional service fees, consulting fees, building and equipment maintenance and marketing expense.

Cash provided by operating activities for the six months ended June 30, 2023 was $12.6 million as compared to $6.7 million of cash provided by operating activities for the same period in 2022. In the current period, the Company generated cash from operations mainly driven by continued growth in cloud subscribers, reduced operating costs and favorable movements in working capital compared to the second quarter of 2022.

Cash used in investing activities for the six months ended June 30, 2023 was $10.3 million as compared to $3.8 million of cash used in investing activities during the same period in 2022. The cash used for investing activities in the current year and prior year was primarily related to continued investment in product development for our Cloud offering and capitalization of associated labor costs. This investment was offset in the second quarter of 2022 by the $7.5 million of cash received as part of the DXP and Activation sale.

Cash used in financing activities for the six months ended June 30, 2023 was $4.9 million as compared to $8.5 million of cash used in financing activities during the same period in 2022. The cash used in investing activities in the current year was primarily due to dividend payments on the Series B Preferred Stock. In 2022, $1.8 million of cash used in financing activities was to pay the dividend on the Series B Preferred Stock and $6.7 million was to redeem the Series B Preferred Stock.

Effect of Inflation

Inflationary increases in certain input costs, such as occupancy, labor and benefits, and general administrative costs, have impacted our business. Management does not believe these impacts however have had a material impact on our results of operations during the six months June 30, 2023 and 2022. We cannot assure you, however, that we will not be affected by general inflation in the future.

Contractual Obligations
Our contractual obligations consist of contingent consideration, office equipment and colocation services and contractual commitments under third-party hosting, software licenses and maintenance agreements. The following table summarizes our long-term contractual obligations as of June 30, 2023 (in thousands):

	Payments Due by Period
	Total	2023	2024-2026	2027-2028
Finance lease obligations	$1,068	$307	$761	$—
Interest	38,400	5,908	32,492	—
Operating lease obligations	38,733	4,134	24,057	10,542
Purchase obligations[1]	38,273	8,239	29,914	120
Senior Note Payable	141,077	—	141,077	—
Total	$257,551	$18,588	$228,301	$10,662
_______________________________
1    Amount represents obligations associated with colocation agreements and other customer delivery related purchase obligations.

Uncertain Tax Positions

Unrecognized tax positions of $4.4 million at June 30, 2023 are excluded from the table above as we are not able to reasonably estimate when we would make any cash payments required to settle these liabilities, but we do not believe that the ultimate settlement of our obligations will materially affect our liquidity. We anticipate that the balance of unrecognized tax benefits will decrease by approximately $0.8 million over the next twelve months.

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

During the six months ended June 30, 2023, there were no significant changes in our critical accounting policies and estimates discussed in our Form 10-K for the year ended December 31, 2022. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022 for a more complete discussion of our critical accounting policies and estimates.

Recently Issued Accounting Standards

For a discussion of recently issued accounting standards see Note 2. Basis of Presentation and Consolidation included in Part I, Item 1. “Notes to Condensed Consolidated Financial Statements (unaudited)” of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2023 and December 31, 2022 that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

The primary objective of our investment activities is to preserve our capital for the purpose of funding operations, while at the same time maximizing the income, we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and short- and long-term investments in a variety of securities, which could include commercial paper, money market funds and corporate and government debt securities. Our cash, cash equivalents and marketable securities at June 30, 2023 and December 31, 2022 were invested in liquid money market accounts, certificates of deposit and government securities. All market-risk sensitive instruments were entered into for non-trading purposes.

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

Interest Rate Risk

We are exposed to the risk of interest rate fluctuations on the interest income earned on our cash and cash equivalents. A hypothetical 100 basis point movement in interest rates applicable to our cash and cash equivalents outstanding at June 30, 2023 would increase interest income by approximately $0.2 million on an annual basis.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934), as of the end of the period covered by this quarterly report, that ensure that information relating to the registrant which is required to be disclosed in this report is recorded, processed, summarized and reported within required time periods using the criteria for effective internal control established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the registrant’s disclosure controls and procedures were effective as of June 30, 2023.

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

We have engaged UBS Securities, LLC as our financial advisor to assist in exploring and evaluating potential strategic transactions. Additionally, we have received a non-binding proposal from B. Riley Financial, Inc. and its affiliates (“BRF”), and there can be no assurance that a transaction will be agreed to or consummated.

In March 2023, we announced that we have engaged UBS Securities, LLC as our financial advisor to assist in exploring and evaluating potential strategic transactions, as well as the receipt from BRF of a non-binding acquisition proposal (the “BRF Offer”). Management and our board of directors, in accordance with their fiduciary duties and consistent with their commitment to maximize shareholder value, are evaluating potential strategic transactions, including the BRF Offer. There can be no assurance that any transaction will ultimately be consummated. The price of our common stock may be impacted by the outcome of the board of directors’ evaluation of any potential strategic transactions, and whether or not any transaction is agreed to or consummated.

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

The Company’s top five customers accounted for 76.3% of net revenues for the six months ended June 30, 2023 and 73.4%, 68.2% and 68.0% of net revenues for the years ended December 31, 2022, 2021 and 2020, respectively. Of these customers, Verizon accounted for more than 10% of our revenues in the six months ended June 30, 2023 and the years ended December 31, 2022, 2021, and 2020. There are inherent risks whenever a large percentage of total revenues are concentrated with a limited number of customers. It is not possible for us to predict the future level of demand for our products and services that will be generated by these customers or the future demand for the products and services of these customers in the end-user marketplace. In addition, revenues from these larger customers may fluctuate from time to time based on the commencement and completion of projects, the timing of which may be affected by market conditions or other factors, some of which may be outside of our control. Further, some of our contracts with these larger customers permit them to terminate our services at any time (subject to notice and certain other provisions). If any of our major customers experience declining or delayed sales due to market, economic or competitive conditions, we could be pressured to reduce the prices we charge for our services or we could lose the customer. Some of our customer agreements contain “most favored nation” clauses, which typically provide that if we enter into an agreement with another customer on more favorable terms, we must offer some of those terms to our existing customers. These agreements may obligate us to provide different, more favorable terms to certain customers, which could, if applied, result in lower revenue or otherwise affect our business, financial condition, and results of operations. While we believe that we have appropriately complied with the most favored nation terms included in our customer agreements, these contracts are complex and other parties could reach a different conclusion that, if enforced, could have an adverse effect on our business, financial condition or results of operations. Disputes over such terms may be costly, difficult and time-consuming to resolve, and could divert our management’s attention and resources. Any such development could have an adverse effect on our margins and financial position and would negatively affect our revenues and results of operations and/or trading price of our common stock.

Adverse developments affecting financial institutions, companies in the financial services industry or the financial services industry generally, such as actual events or concerns involving liquidity, defaults or non-performance, could adversely affect our operations and liquidity.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. A statement by the U.S. Department of the Treasury, the Federal Reserve and the FDIC stated that all depositors of SVB would have access to all of their money after only one business day following the date of closure. Similarly, on May 1, 2023, First Republic Bank (“FRB”) was closed by the California Department of Financial Protection and Innovation and the FDIC was appointed as receiver. JPMorgan Chase Bank, National Association (N.A.) acquired all of FRB’s deposit accounts and substantially all of its assets. Uncertainty and liquidity concerns in the broader financial services industry remain. Inflation and rapid increases in interest rates have led to a decline in the trading value of previously issued government securities with interest rates below current market interest rates. The U.S. Department of Treasury, FDIC and Federal Reserve Board have announced a program to provide up to $25 billion of loans to financial institutions secured by such government securities held by financial institutions to mitigate the risk of potential losses on the sale of such instruments. However, widespread demands for customer withdrawals or other needs of financial institutions for immediate liquidity may exceed the capacity of such program. There is no guarantee that the U.S. Department of Treasury, FDIC and Federal Reserve Board will provide access to uninsured funds in the future in the event of the closure of other banks or financial institutions in a timely fashion or at all.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Restated Certificate of Incorporation of the Registrant.	10-K	001-40574	3.1	March 15, 2023
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant.	8-K	001-40574	3.1	June 23, 2022
3.3	Amended and Restated Bylaws of the Registrant.	S-1	333-132080	3.4	May 9, 2006
3.4	Amendment No. 1 to Amended and Restated Bylaws of the Registrant.	8-K	000-52049	3.2	February 20, 2018
3.5	Amendment No. 2 to the Amended and Restated Bylaws of the Registrant.	8-K	000-52049	3.3	June 30, 2021
3.6	Certificate of Designations of the Series B Perpetual Non-Convertible Preferred Stock.	8-K	000-52049	3.1	June 30, 2021
10.1	Change Request No. 19 effective July 18, 2023 to SOW No. 1 Application Service Provider Agreement effective as of April 1, 2013 by and between the Registrant and Verizon Sourcing LLC.	8-K	001-40574	10.1	July 19, 2023
10.2	Amendment 2 to the Application Service Provider Agreement effective as of July 18, 2023 by and between Registrant and Verizon Sourcing LLC effective as of April 1, 2013.	8-K	001-40574	10.2	July 19, 2023
31.1	Certification of Principal Executive Officer pursuant to Rule 13a‑14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes‑Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a‑14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes‑Oxley Act of 2002.					X
32.1	Certification of Principal Executive Officer pursuant to Rule 13a‑14(b) of the Exchange Act and section 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes‑Oxley Act of 2002.					X
32.2	Certification of Principal Financial Officer pursuant to Rule 13a‑14(b) of the Exchange Act and section 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes‑Oxley Act of 2002.					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Schema Document					X
101.CAL	XBRL Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	XBRL Labels Linkbase Document					X
101.PRE	XBRL Presentation Linkbase Document					X

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Synchronoss Technologies, Inc.

/s/ Jeff Miller
Jeff Miller
Chief Executive Officer
(Principal Executive Officer)

/s/ Louis Ferraro
Louis Ferraro
Chief Financial Officer

August 9, 2023