Form 10-Q
period 2023-09-30
SYNCHRONOSS TECHNOLOGIES INC
filed 2023-11-08
CIK 1131554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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
As of November 6, 2023, there were 93,336,771 shares of common stock issued and outstanding.

SYNCHRONOSS TECHNOLOGIES, INC.
FORM 10-Q INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

SYNCHRONOSS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (In thousands)

	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$17,574	$21,921
Accounts receivable, net	32,292	47,024
Prepaid & other current assets	36,037	36,342
Total current assets	85,903	105,287
Non-current assets:
Property and equipment, net	4,093	4,582
Operating lease right-of-use assets	15,977	20,863
Goodwill	209,476	210,889
Intangible assets, net	41,588	47,536
Loan receivable	—	4,834
Other assets, non-current	4,170	4,081
Total non-current assets	275,304	292,785
Total assets	$361,207	$398,072
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,924	$14,209
Accrued expenses	44,720	52,115
Deferred revenues, current	16,884	13,859
Total current liabilities	74,528	80,183
Long-term debt, net of debt issuance costs	135,792	134,584
Deferred tax liabilities	542	466
Deferred revenues, non-current	2,626	324
Leases, non-current	25,186	29,637
Other non-current liabilities	2,527	3,933
Total liabilities	241,201	249,127
Commitments and contingencies:
Series B Non-Convertible Perpetual Preferred Stock, $0.0001 par value; 150 shares authorized, 71 and 71 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	68,348	68,348
Redeemable noncontrolling interest	12,500	12,500
Stockholders’ equity:
Common stock, $0.0001 par value; 150,000 shares authorized, 93,336 and 90,853 issued and outstanding at September 30, 2023 and December 31, 2022, respectively	9	9
Additional paid-in capital	485,355	488,848
Accumulated other comprehensive loss	(47,459)	(44,131)
Accumulated deficit	(398,747)	(376,629)
Total stockholders’ equity	39,158	68,097
Total liabilities and stockholders’ equity	$361,207	$398,072

See accompanying notes to condensed consolidated financial statements.

SYNCHRONOSS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net revenues	$55,648	$59,896	$173,069	$190,998
Costs and expenses:
Cost of revenues[1]	17,897	22,440	60,060	69,595
Research and development	10,856	12,911	40,634	42,162
Selling, general and administrative	22,264	15,338	60,448	48,523
Restructuring charges	28	201	394	1,905
Depreciation and amortization	7,538	7,726	21,997	24,019
Total costs and expenses	58,583	58,616	183,533	186,204
(Loss) income from operations	(2,935)	1,280	(10,464)	4,794
Interest income	149	20	371	230
Interest expense	(3,482)	(3,463)	(10,397)	(10,131)
Gain on divestiture	—	(73)	—	2,549
Other income, net	4,455	4,437	1,070	10,206
(Loss) income from operations, before taxes	(1,813)	2,201	(19,420)	7,648
Provision for income taxes	(866)	(1,115)	(2,708)	(1,678)
Net (loss) income	(2,679)	1,086	(22,128)	5,970
Net (loss) income attributable to redeemable noncontrolling interests	(18)	(66)	10	(256)
Preferred stock dividend	(2,474)	(2,298)	(7,423)	(7,255)
Net loss attributable to Synchronoss	$(5,171)	$(1,278)	$(29,541)	$(1,541)

Earnings (loss) per share:
Basic	$(0.06)	$(0.01)	$(0.34)	$(0.02)
Diluted	$(0.06)	$(0.01)	$(0.34)	$(0.02)
Weighted-average common shares outstanding:
Basic	87,904	86,400	87,069	86,156
Diluted	87,904	86,400	87,069	86,156
________________________________
1    Cost of revenues excludes depreciation and amortization which are shown separately.

See accompanying notes to condensed consolidated financial statements.

SYNCHRONOSS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited) (In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net (loss) income	$(2,679)	$1,086	$(22,128)	$5,970
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(8,069)	(13,331)	(3,328)	(28,647)
Net income on inter-company foreign currency transactions	—	35	—	115
Total other comprehensive loss	(8,069)	(13,296)	(3,328)	(28,532)
Comprehensive loss	(10,748)	(12,210)	(25,456)	(22,562)
Comprehensive (loss) income attributable to redeemable noncontrolling interests	(18)	(66)	10	(256)
Comprehensive loss attributable to Synchronoss	$(10,766)	$(12,276)	$(25,446)	$(22,818)

See accompanying notes to condensed consolidated financial statements.

SYNCHRONOSS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited) (In thousands)

	Three Months Ended September 30, 2023
	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated deficit	Total Stockholders' Equity
Balance at June 30, 2023	93,522	$9	$486,579	$(39,390)	$(396,050)	$51,148
Stock based compensation	—	—	1,349	—	—	1,349
Issuance of restricted stock	(59)	—	—	—	—	—
Preferred stock dividend	—	—	(2,474)	—	—	(2,474)
Shares withheld for taxes in connection with issuance of restricted stock	(127)	—	(117)	—	—	(117)
Net income (loss) attributable to Synchronoss	—	—	—	—	(2,679)	(2,679)
Non-controlling interest	—	—	18	—	(18)	—
Total other comprehensive income (loss)	—	—	—	(8,069)	—	(8,069)
Balance at September 30, 2023	93,336	$9	$485,355	$(47,459)	$(398,747)	$39,158

	Three Months Ended September 30, 2022
	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated deficit	Total Stockholders' Equity
Balance at June 30, 2022	89,045	$9	$490,594	$(48,221)	$(364,019)	$78,363
Stock based compensation	—	—	1,710	—	—	1,710
Issuance of restricted stock	2,147	—	—	—	—	—
Preferred stock dividend	—	—	(2,298)	—	—	(2,298)
Net income (loss) attributable to Synchronoss	—	—	—	—	1,086	1,086
Non-controlling interest	—	—	66	—	(66)	—
Total other comprehensive income (loss)	—	—	—	(13,296)	—	(13,296)
Balance at September 30, 2022	91,192	$9	$490,072	$(61,517)	$(362,999)	$65,565

See accompanying notes to condensed consolidated financial statements.

	Nine Months Ended September 30, 2023
	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated deficit	Total Stockholders' Equity
Balance at December 31, 2022	90,853	$9	$488,848	$(44,131)	$(376,629)	$68,097
Stock based compensation	—	—	4,189	—	—	4,189
Issuance of restricted stock	2,754	—	—	—	—	—
Preferred stock dividend	—	—	(7,423)	—	—	(7,423)
Shares withheld for taxes in connection with issuance of restricted stock	(271)	—	(249)	—	—	(249)
Net income (loss) attributable to Synchronoss	—	—	—	—	(22,128)	(22,128)
Non-controlling interest	—	—	(10)	—	10	—
Total other comprehensive income (loss)	—	—	—	(3,328)	—	(3,328)
Balance at September 30, 2023	93,336	$9	$485,355	$(47,459)	$(398,747)	$39,158

	Nine Months Ended September 30, 2022
	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated deficit	Total Stockholders' Equity
Balance at December 31, 2021	88,305	$9	$492,512	$(32,985)	$(368,713)	$90,823
Stock based compensation	—	—	4,639	—	—	4,639
Issuance of restricted stock	2,954	—	—	—	—	—
Preferred stock dividend	—	—	(7,112)	—	—	(7,112)
Amortization of preferred stock issuance costs	—	—	(143)	—	—	(143)
Shares withheld for taxes in connection with issuance of restricted stock	(67)	—	(80)	—	—	(80)
Net income (loss) attributable to Synchronoss	—	—	—	—	5,970	5,970
Non-controlling interest	—	—	256	—	(256)	—
Total other comprehensive income (loss)	—	—	—	(28,532)	—	(28,532)
Balance at September 30, 2022	91,192	$9	$490,072	$(61,517)	$(362,999)	$65,565

See accompanying notes to condensed consolidated financial statements.

SYNCHRONOSS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Nine Months Ended September 30,
	2023	2022
Operating activities:
Net (loss) income from continuing operations	$(22,128)	$5,970

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	21,997	24,019
Amortization of debt issuance costs	1,136	1,030
Loss on disposals of fixed assets	25	1
Gain on sale of DXP Business	—	(2,549)
Amortization of bond discount	72	66
Deferred income taxes	76	(56)
Stock-based compensation	4,605	4,692
Impairment of STI Loan and iQmetrix receivable	6,317	—
Operating lease impairment, net	2,075	175
Changes in operating assets and liabilities:
Accounts receivable, net	14,717	401
Prepaid expenses and other current assets	(1,240)	2,684
Accounts payable	(1,337)	(1,319)
Accrued expenses	(7,420)	(164)
Deferred revenues	5,427	(6,839)
Other liabilities	(5,086)	(17,033)
Net cash provided by operating activities	19,236	11,078

Investing activities:
Purchases of fixed assets	(1,229)	(1,021)
Additions to capitalized software	(14,660)	(15,250)
Proceeds from the sale of DXP Business	—	8,000
Net cash used in investing activities	(15,889)	(8,271)

Financing activities:
Taxes paid on withholding shares	(249)	(80)
Drawdown on A/R Facility	6,000	—
Repayment of A/R Facility	(6,000)	—
Series B Preferred dividend paid in cash	(7,247)	(4,157)
Redemption of Series B Preferred stock	—	(6,738)
Net cash used in financing activities	(7,496)	(10,975)
Effect of exchange rate changes on cash	(198)	(752)
Net decrease in cash and cash equivalents	(4,347)	(8,920)
Cash and cash equivalents, beginning of period	21,921	31,504
Cash and cash equivalents, end of period	$17,574	$22,584

Supplemental disclosures of non-cash investing and financing activities:
Paid in kind dividends on Series B Preferred stock	$—	$2,581

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

On October 31, 2023 (the “Closing Date”), Synchronoss Technologies, Inc. (“Synchronoss” or the “Company”) and certain of its affiliated entities (such entities, together with the Company, the “Company Group”) entered into an Asset Purchase Agreement (the “Agreement”) with Lumine Group Software Solutions (Ireland) Limited, a private limited company incorporated under the laws of Ireland, Lumine Group UK Holdco Ltd, Incognito Software Systems Inc., Lumine Group US Holdco, Inc., Lumine Group Australia Holdco Pty Ltd, Openwave Messaging (Ireland) Limited, Razersight Software Solutions Ireland Limited, Spatial Software Solutions Ireland Limited, Razorsight Software Solutions US Inc., and Openwave Messaging US Inc. (such entities, the “Buyer”), pursuant to which the Company Group sold its Messaging and NetworkX businesses (the “Messaging and Digital Businesses”) to Buyer (the “Transaction”) for a total purchase price of up to $41,800,000 (the “Purchase Price”), and Buyer assumed certain liabilities of the Messaging and Digital Businesses. The Company has included additional detail of the transaction in footnote 15. Subsequent events.

2. Basis of Presentation and Consolidation

Basis of Presentation and Consolidation

The accompanying interim unaudited condensed consolidated financial statements have been prepared by Synchronoss and in the opinion of management, include all adjustments necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods. They do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023.

The condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and variable interest entities (“VIE”) in which the Company is the primary beneficiary and entities in which the Company has a controlling interest. Investments in less than majority-owned companies in which the Company does not have a controlling interest, but does have significant influence, are accounted for as equity method investments. Investments in less than majority-

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

owned companies in which the Company does not have the ability to exert significant influence over the operating and financial policies of the investee are accounted for using the cost method. All material intercompany transactions and accounts are eliminated in consolidation.

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
Date of adoption: January 1, 2023

Digital Experience Platform and Activation Solutions Sale

On March 7, 2022, Synchronoss Technologies, Inc. and iQmetrix Global Ltd. (“iQmetrix”), entered into an Asset Purchase Agreement, pursuant to which Synchronoss has agreed to sell its Digital Experience Platform and activation solutions (the “DXP Business”) to iQmetrix for up to a total purchase price of $14 million. The purchase price is payable as follows: (i) $7.5 million on the closing date of the Transaction, (ii) $0.5 million deposited into an escrow account on the Closing Date, (iii) $1 million paid twelve (12) months from the Closing Date, and (iv) $5 million that may be payable as an earn-out.

This transaction closed on May 11, 2022. The Company received the $7.5 million cash payment on the transaction close date. The Company received the $0.5 million payment in escrow during the third quarter of 2022 in accordance with the terms of the Asset Purchase Agreement. The remaining $1 million escrow payment has not been received by the Company in accordance with the agreement. As of September 30, 2023 the Company fully reserved for the asset and related receivables recorded within the Selling, general and administrative expenses line item on the income statement, and is pursuing collection of the payment.

As of the close of the transaction, the Company determined the fair value of the earn-out provision was $3.6 million of which $3.0 million was recorded as an other current asset and the remaining portion was recorded as non-current other asset. In the fourth quarter of fiscal 2022, iQmetrix and the Company agreed that the required performance conditions were not met. This resulted in a write-off of the earn-out provision recorded within the Selling, general and administrative expenses line item on the income statement.

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

The Company drew $2.5 million on the A/R Facility in July of 2023, and had repaid the balance in full in September of 2023. The interest associated with the draw and repayment was not material for the period. The draw down and subsequent repayment of the A/R Facility represent financing activity, as reported in the Statement of Cash Flows. As of September 30, 2023 approximately $5.6 million of the Company’s receivables are held by SN Technologies.

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

	Three Months Ended September 30, 2023				Three Months Ended September 30, 2022
	Cloud	NetworkX	Messaging	Total	Cloud	NetworkX	Messaging	Total
Geography:
Americas	$36,714	$6,077	$1,504	$44,295	$36,811	$8,868	$1,907	$47,586
APAC	1,328	795	5,176	7,299	114	767	7,479	8,360
EMEA	1,685	—	2,369	4,054	1,633	—	2,317	3,950
Total	$39,727	$6,872	$9,049	$55,648	$38,558	$9,635	$11,703	$59,896

Service Line:
Professional Services	$4,248	$267	$1,616	$6,131	$3,192	$626	$2,334	$6,152
Transaction Services	—	1,075	—	1,075	161	1,655	—	1,816
Subscription Services	35,479	5,201	7,433	48,113	35,205	5,456	7,684	48,345
License	—	329	—	329	—	1,898	1,685	3,583
Total	$39,727	$6,872	$9,049	$55,648	$38,558	$9,635	$11,703	$59,896

	Nine Months Ended September 30, 2023				Nine Months Ended September 30, 2022
	Cloud	NetworkX	Messaging	Total	Cloud	NetworkX	Messaging	Total
Geography:
Americas	$111,674	$19,486	$5,102	$136,262	$118,369	$28,308	$6,908	$153,585
APAC	4,122	2,365	16,793	23,280	177	2,433	20,640	23,250
EMEA	5,446	—	8,081	13,527	4,990	1,495	7,678	14,163
Total	$121,242	$21,851	$29,976	$173,069	$123,536	$32,236	$35,226	$190,998

Service Line:
Professional Services	$13,278	$907	$5,379	$19,564	$9,780	$3,642	$8,117	$21,539
Transaction Services	185	2,833	—	3,018	707	4,404	56	5,167
Subscription Services	107,375	15,946	22,858	146,179	113,049	20,104	24,236	157,389
License	404	2,165	1,739	4,308	—	4,086	2,817	6,903
Total	$121,242	$21,851	$29,976	$173,069	$123,536	$32,236	$35,226	$190,998

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

A contract asset is a right to consideration that is conditional upon factors other than the passage of time. For example, the Company would record a contract asset if it records revenue on a professional services engagement but are not entitled to bill until the Company achieves specified milestones. Contract assets balance at September 30, 2023 is $6.1 million.

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

The Company’s contract assets and liabilities are reported in a net position on a customer basis at the end of each reporting period.

Significant changes in the contract liabilities balance (current and non-current) during the period are as follows:

Contract Liabilities[1]
Balance - January 1, 2023	$14,183
Revenue recognized in the period	(172,039)
Amounts billed but not initially recognized as revenue	177,366
Balance - September 30, 2023	$19,510
________________________________
1    Comprised of Deferred Revenue. $12.7 million of revenue recognized in the period was included in the contract liability balance at the beginning of the period.

Transaction price allocated to the remaining performance obligations

Topic 606 requires that the Company disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of September 30, 2023. The Company has elected not to disclose transaction price allocated to remaining performance obligations for:

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

As of September 30, 2023, the aggregate amount of transaction price allocated to remaining performance obligations, other than those meeting the exclusion criteria above, was $268.6 million, of which approximately 59.8 percent is expected to be recognized as revenues within 2 years, and the remainder thereafter.

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

The following is a summary of assets, liabilities and redeemable noncontrolling interests and their related classifications under the fair value hierarchy:

	September 30, 2023
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents	$17,574	$17,574	$—	$—
Total assets	$17,574	$17,574	$—	$—
Temporary equity
Redeemable noncontrolling interests[1]	$12,500	$—	$—	$12,500
Total temporary equity	$12,500	$—	$—	$12,500

	December 31, 2022
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Cash and cash equivalents	$21,921	$21,921	$—	$—
Total assets	$21,921	$21,921	$—	$—
Temporary Equity
Redeemable noncontrolling interests[1]	$12,500	$—	$—	$12,500
Total temporary equity	$12,500	$—	$—	$12,500
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

The Company reflects finance leases as a component of Leases, non-current on the Condensed Consolidated Balance Sheet. The finance leases were not material for the period ended September 30, 2023.

The following table presents information about the Company's Right of Use (ROU) assets and lease liabilities:

	September 30, 2023	December 31, 2022
ROU assets:
Non-current operating lease ROU assets	$15,977	$20,863
Operating lease liabilities:
Current operating lease liabilities[1]	$5,959	$5,497
Non-current operating lease liabilities	24,669	29,222
Total operating lease liabilities	$30,628	$34,719
________________________________
1    Amounts are included in Accrued Expenses on the Condensed Consolidated Balance Sheet.

The following table presents information about lease expense and sublease income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating lease cost[1]	$1,541	$1,677	$4,749	$5,691
Other lease costs and income:
Variable lease costs[1]	256	193	1,082	1,364
Operating lease impairments, net[1]	—	—	2,075	175
Sublease income[1]	(1,003)	(684)	(2,541)	(2,058)
Total net lease cost	$794	$1,186	$5,365	$5,172
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

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

The following table provides the undiscounted amount of future cash flows included in our lease liabilities at September 30, 2023 for each of the five years subsequent to December 31, 2022 and thereafter, as well as a reconciliation of such undiscounted cash flows to our lease liabilities at September 30, 2023:

Year	Operating Leases
The remainder of 2023	$2,010
2024	8,241
2025	7,926
2026	7,856
2027	6,244
Thereafter	4,271
Total future lease payments	36,548
Less: amount representing interest	(5,920)
Present value of future lease payments (lease liability)	$30,628

The following table provides the weighted-average remaining lease term and weighted-average discount rates for our leases:

	September 30, 2023	December 31, 2022
Operating Leases:
Weighted-average remaining lease term (years), weighted based on lease liability balances	4.60	5.31
Weighted-average discount rate (percentages), weighted based on the remaining balance of lease payments	8.0%	8.0%

The following table provides certain cash flow and supplemental noncash information related to our lease liabilities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating Leases:
Cash paid for amounts included in the measurement of lease liabilities	$1,979	$2,253	$5,985	$7,292

6. Loan Receivable

Sequential Technology International, LLC

During the second quarter of 2020, the Company entered into an agreement with Sequential Technology International, LLC (“STIN”) and AP Capital Holdings II, LLC (“APC”) to divest its remaining equity interest in STIN as well as settle its paid-in-kind purchase money note (“PIK note”) and certain amounts due as of December 31, 2019 in consideration for a $9.0 million secured promissory note (the “Note”), which includes contingent consideration of up to $16.0 million. The Note has an 8% interest rate and the maturity date is April 27, 2025. As of December 31, 2022, the carrying value of the Note after the consideration of the allowance for credit loss was approximately $4.8 million. The Company determined the allowance on the Note using a discounted cash flow analysis, which discounts the expected future cash flows of the asset to determine the collectible amount.

During the third quarter of 2023, the interest payment for the Note was not received by the Company from STIN. As of September 30, 2023 the Company reassessed the collectability of the Note and determined that a full allowance for credit losses was required equal to the carrying value of the Note, recorded within the Selling, general and administrative expenses line item on the income statement. The Company will continue to pursue collection of the Note.

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

The Company has not redeemed any of the Senior Notes as of September 30, 2023.

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

The carrying amounts of the Company’s borrowings were as follows:

Senior Notes	September 30, 2023	December 31, 2022
8.375% Senior Notes due 2026	$141,077	$141,077
Unamortized discount and debt issuance cost[1]	(5,285)	(6,493)
Carrying value of Senior Notes	$135,792	$134,584
________________________________
1    Debt issuance costs are deferred and amortized into interest expense using the effective interest method.

Fair value of Debt

The fair value of the 2021 Non-Convertible Senior Notes due 2026 was determined based on the closing trading price of the Senior Notes as of September 30, 2023 and is categorized accordingly as Level 2 in the fair value hierarchy. The Company is in compliance with its debt covenants as of September 30, 2023.

		Fair Value
Senior Notes	Carrying Amount	(Level 1)	(Level 2)	(Level 3)	Total
Balance at December 31, 2022	$134,584	$—	$101,293	$—	$101,293
Balance at September 30, 2023	$135,792	$—	$103,833	$—	$103,833

Interest expense

The following table summarizes the Company’s interest expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
2021 Non-Convertible Senior Notes due 2026:
Amortization of debt issuance costs	$388	$352	$1,136	$1,030
Interest on borrowings	2,954	2,954	8,862	8,862
Amortization of debt discount	25	22	72	66
Tax - ASC 740/FIN 48 Interest	77	92	225	92
Other	38	43	102	81
Total	$3,482	$3,463	$10,397	$10,131

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

8. Accumulated Other Comprehensive (Loss) / Income

The changes in accumulated other comprehensive (loss) income during the nine months ended September 30, 2023 were as follows:

	Balance at December 31, 2022	Other comprehensive loss	Tax effect	Balance at September 30, 2023
Foreign currency	$(40,611)	$(3,328)	$—	$(43,939)
Unrealized loss on intercompany foreign currency transactions	(3,520)	—	—	(3,520)
Total	$(44,131)	$(3,328)	$—	$(47,459)

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

Certificate of Designation of the Series B Preferred Stock

The rights, preferences, privileges, qualifications, restrictions and limitations of the shares of Series B Preferred Stock are set forth in the Series B Certificate. Under the Series B Certificate, the holders of the Series B Preferred Stock are entitled to receive, on each share of Series B Preferred Stock on a quarterly basis, an amount equal to the dividend rate, as described in the following sentence, divided by four and multiplied by the then-applicable Liquidation Preference per share of Series B Preferred Stock (collectively, the “Preferred Dividends”). The dividend rate is (1) 9.5% per annum for the period commencing on June 30, 2021 and ending on and including December 31, 2021, (2) 13% per annum for the year commencing on January 1, 2022 and ending on and including December 31, 2022; and (3) 14% per annum for the year commencing on January 1, 2023 and thereafter. The Preferred Dividends will be due in cash on January 1, April 1, July 1 and October 1 of each year (each, a “Series B Dividend Payment Date”). The Company may choose to pay the Series B Preferred Dividends in cash or in additional shares of Series B Preferred Stock. In the event the Company does not declare and pay a dividend in cash on any Series B

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Dividend Payment Date, the unpaid amount of the Preferred Dividend will be added to the Liquidation Preference. As of September 30, 2023, the Liquidation Value and Redemption Value of the Series B Preferred Shares was $73.2 million.

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

A summary of the Company’s Series B Perpetual Non-Convertible Preferred Stock balance at September 30, 2023 and changes during the nine months ended September 30, 2023, are presented below:

	Series B Preferred Stock
	Shares	Amount
Balance at December 31, 2022	71	$68,348
Amortization of preferred stock issuance costs	—	—
Issuance of preferred PIK dividend	—	—
Redemption of Series B preferred shares	—	—
Balance at September 30, 2023[1]	71	$68,348
________________________________
1    Series B preferred stock net principal balance of $68.3 million is presented as gross principal balance of $70.7 million net of $2.4 million unamortized issuance costs.

The Company paid the accrued Series B Perpetual Non-Convertible Preferred Stock dividend of $7.2 million in cash for the nine months ended September 30, 2023. On October 3, 2023 the Company paid the accrued Series B Perpetual Non-Convertible Preferred Stock dividend of $2.5 million in cash.

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

As of September 30, 2023, there were 4.1 million shares available for the grant or award under the Company’s 2015 Equity Incentive Plan and 1.1 million shares available for the grant or award under the Company’s 2017 New Hire Equity Incentive Plan.

The Company’s performance based cash unit (“PBCU”) awards granted to executives under the Long Term Incentive (“LTI”) Plans have been accounted for as liability awards, due to the Company’s intent and the ability to settle such awards in cash upon vesting and the Company has reflected such awards in accrued expenses. As of September 30, 2023, the liability for such awards is approximately $0.8 million.

Stock-Based Compensation

The following table summarizes stock-based compensation expense related to all of the Company’s stock awards included by operating expense categories, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of revenues	$163	$232	$576	$592
Research and development	373	494	1,362	1,366
Selling, general and administrative	705	1,075	2,667	2,734
Total stock-based compensation expense	$1,241	$1,801	$4,605	$4,692

The following table summarizes stock-based compensation expense related to all of the Company’s stock awards included by award type, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Stock options	$428	$779	$1,395	$2,019
Restricted stock awards	929	933	2,794	2,320
Performance based cash units	(116)	89	416	353
Total stock-based compensation before taxes	$1,241	$1,801	$4,605	$4,692
Tax benefit	$243	$364	$918	$931

The total stock-based compensation cost related to unvested equity awards as of September 30, 2023 was approximately $6.3 million. The expense is expected to be recognized over a weighted-average period of approximately 1.7 years.

The total stock-based compensation cost related to unvested performance based cash units as of September 30, 2023 was approximately $0.4 million. The expense is expected to be recognized over a weighted-average period of approximately 1.4 years.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Stock Options

The Company uses the Black-Scholes option pricing model for determining the estimated fair value for stock options. The weighted-average assumptions used in the Black-Scholes option pricing model are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Expected stock price volatility	72.2%	74.1%	72.6%	74.1%
Risk-free interest rate	4.3%	3.0%	4.2%	3.1%
Expected life of options (in years)	4.32	4.17	4.28	4.15
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Weighted-average fair value of the options	$0.55	$0.70	$0.59	$0.71

The following table summarizes information about stock options outstanding as of September 30, 2023:

Options	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2022	6,641	$3.80
Options Granted	24	1.00
Options Exercised	—	—
Options Cancelled	(300)	15.05
Outstanding at September 30, 2023	6,365	$3.26	4.65	$1
Vested and exercisable at September 30, 2023	3,895	$4.31	4.08	$—

The total intrinsic value of stock options exercisable was nil at September 30, 2023 and 2022, respectively. The total intrinsic value of stock options exercised was nil and nil during the nine months ended September 30, 2023 and 2022, respectively.

Awards of Restricted Stock and Performance Stock

A summary of the Company’s unvested restricted stock at September 30, 2023, and changes during the nine months ended September 30, 2023, is presented below:

Unvested restricted stock	Number of Awards	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2022	4,385	$1.82
Granted	3,288	0.95
Granted adjustment[1]	(395)	3.25
Vested	(1,810)	1.71
Forfeited	(139)	1.78
Unvested at September 30, 2023	5,329	$1.22
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

A summary of the Company’s outstanding performance based cash units at September 30, 2023 and changes during the nine months ended September 30, 2023, is presented below:

Outstanding performance based cash units	Number of Units	Period End Fair Value
Outstanding at December 31, 2022	5,872	$0.62
Granted	1,206	—
Granted adjustment[1]	(1,283)	—
Vested and distributed[2]	—	—
Forfeited	(66)	—
Outstanding at September 30, 2023	5,729	$0.96
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

10. Income Taxes

The Company recognized an income tax expense of approximately $2.7 million and $1.7 million during the nine months ended September 30, 2023 and 2022, respectively. The effective tax rate was approximately (13.9)% for the nine months ended September 30, 2023,which was lower than the U.S. federal statutory rate primarily due to pre-tax losses in jurisdictions where full valuation allowances have been recorded and certain jurisdictions projecting current income tax expense. The Company’s income tax expense for the period is driven by the enacted Internal Revenue Code Section 174 rules that require the Company to amortize qualifying research and development expenses over five years or fifteen years depending on the jurisdiction where such activities are performed and by operating income generated in certain foreign jurisdictions. The Company’s effective tax rate was approximately 21.9% for the nine months ended September 30, 2022, which approximated the U.S. federal statutory rate. The Company continues to consider all available evidence, including historical profitability and projections of future taxable income together with new evidence, both positive and negative, that could affect the view of the future realization of deferred tax assets. As a result of the assessment, no change was recorded by the Company to the valuation allowance during the nine months ended September 30, 2023.

On August 16, 2022, the Inflation Reduction Act of 2022 ("IRA") was signed into law. This legislation includes significant changes relating to tax, climate change, energy and health care. Among other provisions, the IRA introduces a corporate alternative minimum tax assessed on financial statement income of certain large corporations and an excise tax on share repurchases. The IRA does not have a material impact on the Company’s financial statements in the period ended September 30, 2023.

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

11. Restructuring

The Company continues to execute certain restructurings to identify workforce optimization opportunities to better align the Company’s resources with its key strategic priorities. A summary of the Company’s restructuring accrual at September 30, 2023 and changes during the nine months ended September 30, 2023, are presented below:

	Balance at December 31, 2022	Charges	Payments	Other Adjustments	Balance at September 30, 2023
Employment termination costs	$832	$394	$(1,225)	$—	$1

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator - Basic:
Net (loss) income from operations	$(2,679)	$1,086	$(22,128)	$5,970
Net (loss) income attributable to redeemable noncontrolling interests	(18)	(66)	10	(256)
Preferred stock dividend	(2,474)	(2,298)	(7,423)	(7,255)
Net loss attributable to Synchronoss	$(5,171)	$(1,278)	$(29,541)	$(1,541)

Numerator - Diluted:
Net loss attributable to Synchronoss	$(5,171)	$(1,278)	$(29,541)	$(1,541)
Net loss attributable to Synchronoss	$(5,171)	$(1,278)	$(29,541)	$(1,541)

Denominator:
Weighted average common shares outstanding — basic	87,904	86,400	87,069	86,156
Weighted average common shares outstanding — diluted	87,904	86,400	87,069	86,156

Earnings (loss) per share:
Basic	$(0.06)	$(0.01)	$(0.34)	$(0.02)
Diluted	$(0.06)	$(0.01)	$(0.34)	$(0.02)

Unvested shares of restricted stock awards	5,329	4,779	5,329	4,779

13. Commitments, Contingencies and Other

Non-cancelable agreements

The Company has various non-cancelable arrangements such as services for hosting, support, and software that expire at various dates, with the latest expiration in 2027.

Aggregate annual future minimum payments under non-cancelable agreements as of September 30, 2023 are as follows:

Year	Non-cancelable agreements
The remainder of 2023	$4,836
2024	21,450
2025	17,441
2026	286
2027	13
Total	$44,026

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

In the third quarter of 2017, the SEC and Department of Justice (the “DoJ”) initiated investigations in connection with certain financial transactions that the Company effected in 2015 and 2016 and its disclosure of and accounting for such transactions, which the Company restated in the third quarter of 2018 in its restated annual and quarterly financial statements for 2015 and 2016. On June 7, 2022 the SEC approved the Offer of Settlement and filed an Order Instituting Cease-And-Desist Proceedings pursuant to Section 21C of the Securities Exchange Act of 1934, Making Findings, and Imposing a Cease-And-Desist Order (the “SEC Order”). Pursuant to the terms of the SEC Order, the Company consented to pay a civil penalty in the amount of $12.5 million in equal quarterly installments over two years and to cease and desist from committing or causing any violations of Sections 10(b), 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Exchange Act and the associated rules thereunder. In addition, failure to comply with the provisions of the SEC Order could result in further actions by one or both governmental agencies which could have a material adverse effect on the Company’s results of operations. The expense associated with this settlement of the SEC Order has previously been accrued in the Company’s financial statements. Also on June 7, 2022, the SEC filed a civil action against two former members of the Company’s management team, alleging misconduct arising out of the restated transactions that took place in 2015 and 2016 investigated by the SEC as set forth above. The Company may be required to indemnify the former members of management in that action for certain costs and expenses, including reasonable attorney’s fees. At this time it is not possible for us to estimate the amount, if any, of such indemnification obligations.

On or about July 12, 2023 Company filed a complaint in the Superior Court of the State of Delaware against iQmetrix Global Ltd. (“iQmetrix") for breach of the asset purchase and transition services agreements by and between the Company and iQmetrix as a result of iQmetrix’s failure to pay amounts due under those agreements in excess of $1,200,000. On September 11, 2023 iQmetrix filed its “Answer Defenses and Counterclaims” against Company, claiming Company breached the asset purchase, transition services and software license agreements, committed fraud and breached the implied covenant of good faith and fair dealing entitling iQmetrix to an amount to be determined at trial. On October 10, 2023, Company filed its “Answer to Defendant’s Counterclaims” denying all counts asserted by iQmetrix and asserting certain affirmative defenses thereto. The Company believes that the counterclaims are without merit, and the Company intends to defend all such counterclaims.

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

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

14. Additional Financial Information

Other Income (expense), net

The following table sets forth the components of Other Income (expense), net included in the Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
FX gains[1]	$4,454	$4,810	$1,091	$10,424
Government refunds	—	35	—	128
Loss on disposal of fixed assets	—	—	(25)	(1)
Other[2]	1	(408)	4	(345)
Total	$4,455	$4,437	$1,070	$10,206
________________________________
1    Represents foreign exchange gains and losses.
2    Represents an aggregate of individually immaterial transactions.

15. Subsequent Events

Divestiture of Messaging and NetworkX Businesses

On October 31, 2023 (the “Closing Date”) the Company and certain of its affiliated entities (such entities, together with the Company, the “Company Group”) entered into an Asset Purchase Agreement (the “Agreement”) with Lumine Group Software Solutions (Ireland) Limited, a private limited company incorporated under the laws of Ireland, Lumine Group UK Holdco Ltd, Incognito Software Systems Inc., Lumine Group US Holdco, Inc., Lumine Group Australia Holdco Pty Ltd, Openwave Messaging (Ireland) Limited, Razersight Software Solutions Ireland Limited, Spatial Software Solutions Ireland Limited, Razorsight Software Solutions US Inc., and Openwave Messaging US Inc. (such entities, the “Buyer”), pursuant to which the Company Group sold its Messaging and NetworkX businesses (the “Messaging and Digital Businesses”) to Buyer (the “Transaction”) for a total purchase price of up to $41,800,000 (the “Purchase Price”), and Buyer assumed certain liabilities of the Messaging and Digital Businesses. Lumine Group Inc., the parent entity of Lumine Group Software Solutions (Ireland) Limited, guaranteed certain obligations of Buyer under the Agreement pursuant to a separate Limited Guaranty, by and between Lumine Group Inc. and the Company, dated as of the date of the Agreement. The Purchase Price, which is subject to set-off rights in certain circumstances and certain adjustments, is payable as follows: (i) $31,300,000 (as adjusted) was paid in cash to the Company on the Closing Date, (ii) an additional $7,200,000 was deposited by Buyer into an escrow account on the Closing Date (which amount will remain in escrow until reconciliation of a net tangible asset adjustment), with any amounts in such escrow account to be released from escrow to either Buyer or the Company, based on whether such reconciliation indicates a deficit or a surplus in net tangible assets relative to a negotiated target amount, following such reconciliation process, which could take in excess of 150 days following the Closing Date for the initial portion of the net tangible asset reconciliation and 300 days or more following the Closing Date for reconciliation of certain specified assets to be completed, (iii) an additional $300,000 in cash (which amount was not deposited into an escrow account) may become payable to the Company in accordance with the terms of the Agreement, and (iv) an additional amount of up to $3,000,000 in cash (which amount was not deposited into an escrow account) may become payable to the Company as an earn-out based on the achievement of specified gross revenue targets for the Messaging and Digital Businesses in fiscal year 2023. The accounting for this transaction will result in a book loss.

Synchronoss, its affiliate, Synchronoss Software Ireland Limited, and Buyer also entered into a Transition Services Agreement, pursuant to which Synchronoss and Synchronoss Software Ireland Limited will provide assistance on a short-term basis in connection with the transfer of the Messaging and Digital Businesses. In connection with the closing of the Transaction, Buyer licensed certain intellectual property of the Messaging and Digital Businesses utilized in Synchronoss’ ongoing operations back to Synchronoss for use in connection with its ongoing business.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

On November 3, 2023 the Company used $10,000,716 of the Purchase Price to redeem 9,874 shares of its outstanding Series B Perpetual Non-Convertible Preferred Stock, pursuant to the Certificate of Designations of the Series B Perpetual Non-Convertible Preferred Stock.

Accounts Receivable Securitization Facility

The Company drew $6.0 million on the A/R Facility on October 20, 2023, and subsequently repaid the full amount on October 31, 2023.

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

Revenues

We generate most of our revenues on a per transaction or subscription basis, which is derived from contracts that extend up to 48 months from execution.

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

Our top five customers accounted for 76.6% and 68.6% of net revenues for the nine months ended September 30, 2023 and September 30, 2022, respectively. Contracts with these customers typically run for three to five years. Of these customers, Verizon accounted for more than 10% of our revenues in 2023 and 2022. The loss of Verizon as a customer would have a material negative impact on our company. However, we believe that the costs incurred and subscriber disruption by Verizon to replace Synchronoss’ solutions would be substantial.

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

We operate our business as a single operating segment and reporting unit. Our business has experienced increasing market pressures throughout 2023 that have resulted in lower than expected revenues and earnings and these pressures may persist over the near term. In accordance with our accounting policy, we considered the events and circumstances impacting our reporting unit during the third quarter of 2023 and concluded that it is not more likely than not that an impairment of the goodwill balance exists. Additionally, subsequent to the balance sheet date, the trading price of our common stock declined resulting in a significant decrease to our market capitalization.

During the fourth quarter we will perform our annual goodwill impairment test to determine if a goodwill impairment charge should be recognized. As is our practice, during the fourth quarter we will also complete our annual budget process during which we reassess strategic priorities and forecast future operating performance and capital spending. This assessment involves judgment and estimation. A projected sustained decline in a reporting unit’s revenues and earnings could have a significant negative impact on its fair value and may result in material impairment charges in the future. Such a decline could be driven by, among other things: (1) changes in strategic priorities; (2) anticipated decreases in service pricing, sales volumes and long-term growth rate as a result of competitive pressures or other factors; or (3) the inability to achieve or delays in achieving the goals of strategic initiatives. Also, adverse changes to macroeconomic factors, such as increases to long-term interest rates, would also negatively impact the fair value of a reporting unit.

Discussion of the Condensed Consolidated Statements of Operations

Three months ended September 30, 2023 compared to the three months ended September 30, 2022

The following table presents an overview of our results of operations for the three months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		$ Change
	2023	2022	2023 vs 2022
Net revenues	$55,648	$59,896	$(4,248)
Cost of revenues[1]	17,897	22,440	(4,543)
Research and development	10,856	12,911	(2,055)
Selling, general and administrative	22,264	15,338	6,926
Restructuring charges	28	201	(173)
Depreciation and amortization	7,538	7,726	(188)
Total costs and expenses	58,583	58,616	(33)
(Loss) income from operations	$(2,935)	$1,280	$(4,215)
________________________________
1    Cost of revenues excludes depreciation and amortization which are shown separately.

Net revenues decreased $4.2 million to $55.6 million for the three months ended September 30, 2023, compared to the same period in 2022. The decline in revenue was primarily due to delays in key customer contract decision making in the Messaging and NetworkX businesses partially offset by growth in Cloud revenues due to subscriber adoption and professional services associated with the launch of SoftBank.

Cost of revenues decreased $4.5 million to $17.9 million for the three months ended September 30, 2023, compared to the same period in 2022. The 2023 decrease was primarily attributable to the change in revenue, shift in revenue mix, and a continued strategic effort to streamline our business operations, reduce costs and focus on higher margin products.

Research and development expense decreased $2.1 million to $10.9 million for the three months ended September 30, 2023, compared to the same period in 2022. The research and development costs decreased year over year mainly as a result of executed cost savings initiatives to streamline our workforce and reduce vendor spend and overhead costs.

Selling, general and administrative expense increased $6.9 million to $22.3 million for the three months ended September 30, 2023, compared to the same period in 2022. The increase in selling, general and administrative expense is mainly related to the impairment of the note receivable and non-recurring professional fees.

Restructuring charges were not material for the three months ended September 30, 2023. Restructuring charges were $0.2 million for the three months ended September 30, 2022, which primarily related to employment termination costs as a result of the work-force reductions initiated to reduce operating costs and align our resources with our key strategic priorities.

Depreciation and amortization expense decreased $0.2 million to $7.5 million for the three months ended September 30, 2023, compared to the same period in 2022. The 2023 decrease was primarily attributable to the expiration of amortizable acquired assets in combination with reduced capital expenditures mainly as a result of efforts to streamline business operations, partially offset by the increased amortization of capitalized software.

Income tax. The Company recognized an income tax expense of approximately $0.9 million and approximately $1.1 million during the three months ended September 30, 2023 and 2022, respectively. The effective tax rate was approximately (47.8)% for the three months ended September 30, 2023, which was lower than the U.S. federal statutory rate primarily due to pre-tax losses in jurisdictions where full valuation allowances have been recorded and certain jurisdictions projecting current income tax expense. The Company’s income tax expense for the period is primarily driven by the enacted Internal Revenue Code Section 174 rules that require the Company to amortize qualifying research and development expenses over five years or fifteen years depending on the jurisdiction where such activities are performed. The Company’s effective tax rate was approximately 50.7% for the three months ended September 30, 2022, which was lower than the U.S. federal statutory rate primarily due to pre-tax losses in jurisdictions where full valuation allowances have been recorded. Additionally, the Company recognized a discrete income tax benefit in the period associated with the release of certain reserves for uncertain tax benefits.

Discussion of the Condensed Consolidated Statements of Operations

Nine months ended September 30, 2023 compared to the nine months ended September 30, 2022

The following table presents an overview of our results of operations for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended September 30,		$ Change
	2023	2022	2023 vs 2022
Net revenues	$173,069	$190,998	$(17,929)
Cost of revenues[1]	60,060	69,595	(9,535)
Research and development	40,634	42,162	(1,528)
Selling, general and administrative	60,448	48,523	11,925
Restructuring charges	394	1,905	(1,511)
Depreciation and amortization	21,997	24,019	(2,022)
Total costs and expenses	183,533	186,204	(2,671)
(Loss) income from operations	$(10,464)	$4,794	$(15,258)
________________________________
1    Cost of revenues excludes depreciation and amortization which are shown separately.

Net revenues decreased $17.9 million to $173.1 million for the nine months ended September 30, 2023, compared to the same period in 2022. The overall change in revenue was primarily due to the expected runoff of deferred revenue recognized in the first half of 2022, revenue recognized from the DXP and Activation assets prior to the divestiture in the prior period, and delays in key customer contract decision making in the Messaging and NetworkX businesses. The decrease in revenue was partially offset by continued cloud subscriber growth and professional services associated with the launch of SoftBank..

Cost of revenues decreased $9.5 million to $60.1 million for the nine months ended September 30, 2023, compared to the same period in 2022. The 2023 decrease was primarily attributable to the change in revenue, shift in revenue mix, and a continued strategic effort to streamline our business operations, reduce costs and focus on higher margin products.

Research and development expense decreased $1.5 million to $40.6 million for the nine months ended September 30, 2023, compared to the same period in 2022. The research and development costs decreased year over year mainly as a result of executed cost savings initiatives to streamline our workforce and reduce vendor spend and overhead costs.

Selling, general and administrative expense increased $11.9 million to $60.4 million for the nine months ended September 30, 2023, compared to the same period in 2022. The increase in selling, general and administrative expense is mainly related to the impairment of non-trade receivables, and non-recurring professional fees.

Restructuring charges were $0.4 million and $1.9 million for the nine months ended September 30, 2023 and 2022, respectively, which primarily related to employment termination costs as a result of the work-force reductions initiated to reduce operating costs and align our resources with our key strategic priorities.

Depreciation and amortization expense decreased $2.0 million to $22.0 million for the nine months ended September 30, 2023, compared to the same period in 2022. The 2023 decrease was primarily attributable to the expiration of amortizable acquired assets in combination with reduced capital expenditures mainly as a result of efforts to streamline business operations, partially offset by the increased amortization of capitalized software.

Income tax. The Company recognized an income tax expense of approximately $2.7 million and approximately $1.7 million during the nine months ended September 30, 2023 and 2022, respectively. The effective tax rate was approximately (13.9)% for the nine months ended September 30, 2023, which was lower than the U.S. federal statutory rate primarily due to pre-tax losses in jurisdictions where full valuation allowances have been recorded and certain jurisdictions projecting current income tax expense. The Company’s income tax expense for the period is primarily driven by the enacted Internal Revenue Code Section 174 rules that require the Company to amortize qualifying research and development expenses over five years or fifteen years depending on the jurisdiction where such activities are performed. The Company’s effective tax rate was approximately 21.9% for the nine months ended September 30, 2022, which approximated the U.S. federal statutory rate.

Liquidity and Capital Resources

As of September 30, 2023, our principal sources of liquidity were cash provided by operations and the remaining proceeds from the financing transactions. Our cash and cash equivalents balance was $17.6 million at September 30, 2023. We anticipate that our principal uses of cash and cash equivalents will be to fund our business, including technology expansion and working capital.

At September 30, 2023, our non-U.S. subsidiaries held approximately $11.9 million of cash and cash equivalents that are available for use by our operations around the world. At this time, we believe the funds held by all non-U.S. subsidiaries will be permanently reinvested outside of the U.S. However, if these funds were repatriated to the U.S. or used for U.S. operations, certain amounts could be subject to U.S. tax for the incremental amount in excess of the foreign tax paid. Due to the timing and circumstances of repatriation of these earnings, if any, it is not practical to determine the unrecognized deferred tax liability related to the amount.

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

Discussion of Cash Flows

A summary of net cash flows follows (in thousands):

	Nine Months Ended September 30,
	2023	2022
Net cash provided by (used in):
Operating activities	$19,236	$11,078
Investing activities	(15,889)	(8,271)
Financing activities	$(7,496)	$(10,975)

Our primary source of cash is receipts from revenue. The primary uses of cash are personnel and related costs, telecommunications and facility costs related primarily to our cost of revenue and general operating expenses including professional service fees, consulting fees, building and equipment maintenance and marketing expense.

Cash provided by operating activities for the nine months ended September 30, 2023 was $19.2 million as compared to $11.1 million of cash provided by operating activities for the same period in 2022. In the current period, the Company generated cash from operations mainly driven by continued growth in cloud subscribers, reduced operating costs and favorable movements in working capital compared to the third quarter of 2022.

Cash used in investing activities for the nine months ended September 30, 2023 was $15.9 million as compared to $8.3 million of cash used in investing activities during the same period in 2022. The cash used for investing activities in the current year and prior year was primarily related to continued investment in product development for our Cloud offering and capitalization of associated labor costs. This investment was offset in 2022 by the $8.0 million of cash received as part of the DXP and Activation sale.

Cash used in financing activities for the nine months ended September 30, 2023 was $7.5 million as compared to $11.0 million of cash used in financing activities during the same period in 2022. The cash used in investing activities in the current year was primarily due to dividend payments on the Series B Preferred Stock. In 2022, $4.2 million of cash used in financing activities was to pay the dividend on the Series B Preferred Stock and $6.7 million was to redeem the Series B Preferred Stock.

Effect of Inflation

Inflationary increases in certain input costs, such as occupancy, labor and benefits, and general administrative costs, have impacted our business. Management does not believe these impacts however have had a material impact on our results of operations during the nine months ended September 30, 2023 and 2022. We cannot assure you, however, that we will not be affected by general inflation in the future.

Contractual Obligations
Our contractual obligations consist of contingent consideration, office equipment and colocation services and contractual commitments under third-party hosting, software licenses and maintenance agreements. The following table summarizes our long-term contractual obligations as of September 30, 2023 (in thousands):

	Payments Due by Period
	Total	2023	2024-2026	2027-2028
Finance lease obligations	$1,153	$173	$980	$—
Interest	35,446	2,954	32,492	—
Operating lease obligations	36,548	2,010	24,023	10,515
Purchase obligations[1]	44,026	4,836	39,177	13
Senior Note Payable	141,077	—	141,077	—
Total	$258,250	$9,973	$237,749	$10,528
_______________________________
1    Amount represents obligations associated with colocation agreements and other customer delivery related purchase obligations.

Uncertain Tax Positions

Unrecognized tax positions of $4.4 million at September 30, 2023 are excluded from the table above as we are not able to reasonably estimate when we would make any cash payments required to settle these liabilities, but we do not believe that the ultimate settlement of our obligations will materially affect our liquidity. We anticipate that the balance of unrecognized tax benefits will decrease by approximately $0.8 million over the next twelve months.

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

During the nine months ended September 30, 2023, there were no significant changes in our critical accounting policies and estimates discussed in our Form 10-K for the year ended December 31, 2022. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022 for a more complete discussion of our critical accounting policies and estimates.

Recently Issued Accounting Standards

For a discussion of recently issued accounting standards see Note 2. Basis of Presentation and Consolidation included in Part I, Item 1. “Notes to Condensed Consolidated Financial Statements (unaudited)” of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2023 and December 31, 2022 that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

The primary objective of our investment activities is to preserve our capital for the purpose of funding operations, while at the same time maximizing the income, we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and short- and long-term investments in a variety of securities, which could include commercial paper, money market funds and corporate and government debt securities. Our cash, cash equivalents and marketable securities at September 30, 2023 and December 31, 2022 were invested in liquid money market accounts, certificates of deposit and government securities. All market-risk sensitive instruments were entered into for non-trading purposes.

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

Interest Rate Risk

We are exposed to the risk of interest rate fluctuations on the interest income earned on our cash and cash equivalents. A hypothetical 100 basis point movement in interest rates applicable to our cash and cash equivalents outstanding at September 30, 2023 would increase interest income by approximately $0.2 million on an annual basis.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934), as of the end of the period covered by this quarterly report, that ensure that information relating to the registrant which is required to be disclosed in this report is recorded, processed, summarized and reported within required time periods using the criteria for effective internal control established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the registrant’s disclosure controls and procedures were effective as of September 30, 2023.

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

We have engaged UBS Securities, LLC as our financial advisor to assist in exploring and evaluating potential strategic transactions. There can be no assurance that any additional transaction will be agreed to or consummated.

In March 2023, we announced that we have engaged UBS Securities, LLC as our financial advisor to assist in exploring and evaluating potential strategic transactions. Management and our board of directors, in accordance with their fiduciary duties and consistent with their commitment to maximize shareholder value, are evaluating potential strategic transactions. There can be no assurance that any additional transactions will ultimately be consummated. The price of our common stock may be impacted by the outcome of the board of directors’ evaluation of any potential strategic transactions, and whether or not any transaction is agreed to or consummated.

Securities class action lawsuits and derivative lawsuits are often brought against public companies and their directors when companies either reject acquisition proposals or enter into agreements for transactions and such lawsuits may be brought against our company and our directors in connection with a potential strategic transaction, whether or not a transaction is ultimately agreed to or consummated. Even if the lawsuits are without merit, these claims can result in substantial costs and divert management time and resources. An adverse judgment could result in monetary damages, which could have a negative impact on our liquidity and financial condition.

In addition, perceived uncertainties as to our future direction, strategy or leadership created as a consequence of new activist shareholder initiatives may result in the loss of potential business opportunities, harm our ability to attract new investors, customers, and employees, and cause our stock price to experience periods of volatility or stagnation.

Our acquisitions, divestitures and other strategic transactions may not produce anticipated results, which could have a material adverse effect on our business, financial condition or results of operations.

We have made and expect to continue to make acquisitions, divestitures and other strategic transactions to strengthen our business and grow our Company. For example, on November 1, 2023, we announced that we entered into an Asset Purchase Agreement with Lumine Group Software Solutions (Ireland) Limited, a private limited company incorporated under the laws of Ireland, and sold certain assets related to our Messaging Solutions and Digital Solutions business units for up to an aggregate of $41.8 million in cash, subject to customary purchase price adjustments (the “November 2023 Divestiture”). Such transactions present significant challenges and risks, as the market for acquisitions, divestitures and other strategic transactions is highly competitive, especially in light of industry consolidation, which may affect our ability to complete such transactions.

If we are unsuccessful in completing such transactions or if such opportunities for expansion do not arise, our business, financial condition or results of operations could be materially adversely affected.

If such transactions are completed, the anticipated growth and other strategic objectives of such transactions may not be fully realized or may take longer to realize than expected, and a variety of factors may adversely affect any anticipated benefits from such transactions. Our acquisitions, divestitures and other strategic transactions face difficulties, including, but not limited to, the following:
•the process of integration being more expensive or requiring more resources than anticipated;

•an acquisition changing the composition of our markets and product mix, and difficulty gaining the skills necessary for such markets or products;
•delays or difficulties continuing to implement our cloud-first strategy, including industry and financial analysts not understanding the changes to our business model, resulting in changes in financial estimates or failure to meet investor expectations;
•delays or difficulties consolidating corporate and administrative infrastructures and eliminating duplicative operations, including issues in integrating financial reporting, information technology infrastructure, data and content management systems and product platforms, communications and other systems;
•delays or difficulties harmonizing corporate cultures, operating practices, management philosophies, employee development and compensation programs, internal controls, compliance programs and other policies, procedures and processes;
•assuming unintended liabilities;
•unexpected regulatory and operating difficulties and expenditures;
•failure to maintain employee morale or retain key personnel of the current or acquired business;
•failure to retain existing business and operational relationships;
•difficulty coordinating geographically separate organizations, including consolidating offices;
•the impact of divestitures on our revenue growth being larger than projected due to greater dis-synergies or adverse effects on our overall product offerings than expected;
•divestitures requiring continued financial involvement in the divested business through continuing equity ownership, guarantees, indemnities or other financial obligations;
•incurring impairment charges or other losses related to divestitures; and
•diversion of management’s focus from other business operations.

Moreover, we may face regulatory challenges that impact our ability to conduct due diligence. There can be no assurance that future discoveries will not have a material adverse effect on our ability to realize the cost or revenue synergies or other benefits we expect from the November 2023 Divestiture. The failure of acquisitions, divestitures and other strategic transactions to perform as expected could have a material adverse effect on our business, financial condition or results of operations. With any divestiture, there are risks that future operating results could be unfavorably impacted if targeted objectives, such as cost savings or earn-out payments associated with the financial performance of the divested business, are not achieved or if other business disruptions occur as a result of the divestiture or activities related to the divestiture.

We traditionally have had substantial customer concentration, with a limited number of customers accounting for a substantial portion of our revenues.

The Company’s top five customers accounted for 76.6% of net revenues for the nine months ended September 30, 2023 and 73.4%, 68.2% and 68.0% of net revenues for the years ended December 31, 2022, 2021 and 2020, respectively. Of these customers, Verizon accounted for more than 10% of our revenues in the nine months ended September 30, 2023 and the years ended December 31, 2022, 2021, and 2020. There are inherent risks whenever a large percentage of total revenues are concentrated with a limited number of customers. It is not possible for us to predict the future level of demand for our products and services that will be generated by these customers or the future demand for the products and services of these customers in the end-user marketplace. In addition, revenues from these larger customers may fluctuate from time to time based on the commencement and completion of projects, the timing of which may be affected by market conditions or other factors, some of which may be outside of our control. Further, some of our contracts with these larger customers permit them to terminate our services at any time (subject to notice and certain other provisions). If any of our major customers experience declining or delayed sales due to market, economic or competitive conditions, we could be pressured to reduce the prices we charge for our services or we could lose the customer. Some of our customer agreements, including the Verizon agreements, contain “most favored nation” clauses, which typically provide that if we enter into an agreement with another customer on more favorable terms, we must offer some of those terms to our existing customers. These agreements may obligate us to provide different, more favorable terms to certain customers, which could, if applied, result in lower revenue or otherwise affect our business, financial condition, and results of operations. While we believe that we have appropriately complied with the most favored nation terms included in our customer agreements, these contracts are complex and other parties could reach a different conclusion that, if enforced, could have an adverse effect on our business, financial condition or results of operations. Disputes over such terms may be costly, difficult and time-consuming to resolve, and could divert our management’s attention and resources. Any such development could have an adverse effect on our margins and financial position and would negatively affect our revenues and results of operations and/or trading price of our common stock.

We maintain our cash at financial institutions, often in balances that exceed federally-insured limits. Adverse developments affecting financial institutions, companies in the financial services industry or the financial services industry generally, such as actual events or concerns involving liquidity, defaults or non-performance, could adversely affect our operations and liquidity.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds, have in the past and may in the future lead to market-wide liquidity problems. Our cash in the U.S. is held in accounts at U.S. banking institutions that we believe are of high quality, and some of our cash is held in accounts outside the U.S. Cash held in depository accounts may exceed the $250,000 Federal Deposit Insurance Corporation insurance limits, or similar governmental deposit insurance outside the U.S. If such banking institutions were to fail, we could lose all or a portion of those amounts held in excess of such insurance limits. Increasing concerns regarding the U.S. or international financial systems, including bank failures and bailouts, and their potential broader effects and potential systemic risk on the banking sector generally, may adversely affect our access to capital. Any decline in available funding or access to our cash and liquidity resources could, among other risks, limit our ability to meet our capital needs and fund future growth or fulfill our other obligations, or result in breaches of our financial and/or contractual obligations. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have material adverse impacts on our business, financial condition and results of operations.

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

Nasdaq requires listing issuers to comply with certain standards in order to remain listed on its exchange. If, for any reason, Nasdaq should delist our common stock from trading on its exchange and we are unable to obtain listing on another reputable national securities exchange, a reduction in some or all of the following may occur, each of which could materially adversely affect our stockholders:

•the liquidity and marketability of our common stock;
•the market price of our common stock;
•our ability to obtain financing for the continuation of our operations;
•the number of institutional and general investors that will consider investing in our common stock;
•the number of market makers in our common stock;
•the availability of information concerning the trading prices and volume of our common stock; and
•the number of broker-dealers willing to execute trades in shares of our common stock.

On December 27, 2022, we received notice from Nasdaq indicating that we are no longer in compliance with the Nasdaq Listing Rules minimum bid requirement. On June 29, 2023, we received notice from Nasdaq indicating that we are eligible for an additional 180-day grace period, or until December 26, 2023 (the “Second Compliance Period”), to regain compliance. The Second Compliance Period was granted in connection with the transfer of the listing of our common stock from The Nasdaq Global Select Market to The Nasdaq Capital Market, which we received approval from Nasdaq for on June 29, 2023.

We can give no assurance that we will regain or demonstrate compliance by December 26, 2023. We have provided written notice to Nasdaq of our intention to cure the deficiency during the Second Compliance Period, by effecting a reverse stock split, if necessary. If we fail to regain compliance within the Second Compliance Period, Nasdaq will provide notice that our common stock will be subject to delisting. We would then be entitled to appeal Nasdaq’s determination, but there can be no assurance that Nasdaq would grant our request for continued listing.

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
2.1 [1]
Asset Purchase Agreement, dated October 31, 2023, by and between Synchronoss Technologies, Inc., Critical Path, LLC, Synchronoss Software Ireland Ltd, Openwave Messaging B.V., Synchronoss Technologies Data Centre Ltd, Synchronoss Technologies Holdings Ltd, Synchronoss Technologies India Pvt. Ltd, and Synchronoss Technologies France SAS and Lumine Group Software Solutions (Ireland) Limited, Lumine Group UK Holdco Ltd, Incognito Software Systems Inc., Lumine Group US Holdco, Inc., Lumine Group Australia Holdco Pty Ltd, Openwave Messaging (Ireland) Limited, Razersight Software Solutions Ireland Limited, Spatial Software Solutions Ireland Limited, Razorsight Software Solutions US Inc., and Openwave Messaging US Inc.
						X
3.1	Restated Certificate of Incorporation of the Registrant.	10-K	001-40574	3.1	March 15, 2023
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant.	8-K	001-40574	3.1	June 23, 2022
3.3	Amended and Restated Bylaws of the Registrant.	S-1	333-132080	3.4	May 9, 2006
3.4	Amendment No. 1 to Amended and Restated Bylaws of the Registrant.	8-K	000-52049	3.2	February 20, 2018
3.5	Amendment No. 2 to the Amended and Restated Bylaws of the Registrant.	8-K	000-52049	3.3	June 30, 2021
3.6	Certificate of Designations of the Series B Perpetual Non-Convertible Preferred Stock.	8-K	000-52049	3.1	June 30, 2021
10.1 [2]	Change Request No. 19 effective July 18, 2023 to SOW No. 1 Application Service Provider Agreement effective as of April 1, 2013 by and between the Registrant and Verizon Sourcing LLC.	8-K	001-40574	10.1	July 19, 2023
10.2	Amendment 2 to the Application Service Provider Agreement effective as of July 18, 2023 by and between Registrant and Verizon Sourcing LLC effective as of April 1, 2013.	8-K	001-40574	10.2	July 19, 2023
31.1	Certification of Principal Executive Officer pursuant to Rule 13a‑14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes‑Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a‑14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes‑Oxley Act of 2002.					X
32.1	Certification of Principal Executive Officer pursuant to Rule 13a‑14(b) of the Exchange Act and section 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes‑Oxley Act of 2002.					X
32.2	Certification of Principal Financial Officer pursuant to Rule 13a‑14(b) of the Exchange Act and section 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes‑Oxley Act of 2002.					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Schema Document					X
101.CAL	XBRL Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	XBRL Labels Linkbase Document					X
101.PRE	XBRL Presentation Linkbase Document					X
________________________________
1    The schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of such schedules and exhibits, or any section thereof, to the SEC upon request.
2    Certain confidential information contained in this agreement has been omitted because it is (i) not material and (ii) something the company actually treats as confidential.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Synchronoss Technologies, Inc.

/s/ Jeff Miller
Jeff Miller
Chief Executive Officer
(Principal Executive Officer)

/s/ Louis Ferraro
Louis Ferraro
Chief Financial Officer

November 8, 2023