Form 10-K
period 2023-12-31
SYNCHRONOSS TECHNOLOGIES INC
filed 2024-03-25
CIK 1131554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

The aggregate market value of the common stock held by non-affiliates of the Registrant as of June 30, 2023, the last business day of the Registrant’s last completed second quarter, based upon the closing price of the common stock as reported by The Nasdaq Stock Market on such date was approximately $71.1 million. Shares of common stock held by each executive officer, director and stockholders known by the Registrant to own 10% or more of the outstanding stock based on public filings and other information known to the Registrant have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 13, 2024, a total of 10,311,380 shares of the Registrant’s common stock were outstanding.

The exhibit index as required by Item 601(a) of Regulation S-K is included in Item 15 of Part IV of this report on Form 10-K.

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference to portions of the Registrant’s definitive Proxy Statement for its 2024 Annual Meeting of Stockholders (the “Proxy Statement”), which is to be filed pursuant to Regulation 14A within 120 days after the end of the Registrant’s fiscal year ended December 31, 2023. Except as expressly incorporated by reference, the Proxy Statement shall not be deemed to be a part of this report on Form 10‑K.

SYNCHRONOSS TECHNOLOGIES, INC.
FORM 10-K INDEX

PART I
FORWARD LOOKING STATEMENTS
The words “Synchronoss,” “we,” “our,” “ours,” “us” and the “Company,” refer to Synchronoss Technologies, Inc. and its consolidated subsidiaries. All statements in this Annual Report on Form 10-K for the fiscal year ended December 31, 2023 that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding Synchronoss’ “expectations,” “beliefs,” “hopes,” “intentions,” “anticipates,” “seeks,” “strategies,” “plans,” “targets,” “estimations,” “outlook” or the like. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Past performance is not necessarily indicative of future results. Synchronoss cautions investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors. We encourage you to read Management’s Discussion and Analysis of our Financial Condition and Results of Operations and our consolidated financial statements contained in this Form 10-K. We also encourage you to read Item 1A of Part I of this Form 10-K, entitled Risk Factors, which contains a more complete discussion of the risks and uncertainties associated with our business. In addition to the risks described in Item 1A of this Form 10-K, other unknown or unpredictable factors also could affect our results. Therefore, the information in this Form 10-K should be read together with other reports and documents that we file with the Securities and Exchange Commission from time to time, including on Form 10-Q and Form 8-K, which may supplement, modify, supersede or update those risk factors. Synchronoss expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in Synchronoss’ expectations with regard thereto or any change in events, conditions, or circumstances on which any such statements are based.

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

ITEM 1. BUSINESS

Overview

Synchronoss Personal CloudTM is an innovative software that drives revenue growth and consumer engagement for global network operators and mobile insurance providers. We help our customers to connect, engage and monetize subscribers in more meaningful ways by providing trusted platforms through which end users can sync, organize and protect all of their digital content, connect with one another and enjoy precious memories. Our mission is to help our customers create new revenue streams, reduce the cost of innovation, and captivate their subscribers.

Divestiture of the Messaging and NetworkX businesses

On October 31, 2023, Synchronoss Technologies, Inc. entered into an Asset Purchase Agreement with Lumine Group Software Solutions (Ireland) Limited, pursuant to which the Company sold its Messaging and NetworkX businesses. This transaction represents a strategic shift designed to maximize shareholder value and allow the Company to solely focus on providing cloud-centric solutions. In connection with the sale transaction, the Company determined its Messaging and NetworkX Businesses qualified for discontinued operations accounting treatment in accordance with ASC 205-20. Accordingly, the operating results of, and costs to separate the Messaging and NetworkX businesses are reported in Net loss from discontinued operations, net of taxes in the Consolidated Statements of Operations for all periods presented. In addition, the related assets and liabilities held prior to the sale are reported as Assets and liabilities of discontinued operations on the Consolidated Balance Sheets. The notes to the financial statements have been adjusted on a retrospective basis. For additional information, see Note 4. Divestitures and Discontinued Operations of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

Who We Serve

At Synchronoss we focus on delivering carrier-grade solutions to three markets globally: communications service providers/multi-service operators (such as cable and mobile network operators), mobile insurance providers and retailers. We help our customers accelerate and monetize value-added services to drive growth, facilitate retention and enable differentiated experiences. In 2023, we continued to strengthen our focus through the asset sale of our Messaging and Digital businesses to Lumine.

Communications service providers, multi-service operators and mobile insurance providers market white label implementations of our Synchronoss Personal CloudTM products and solutions to their subscribers around the world. Our customers market and re-sell the services powered by our technology to their subscribers as part of stand-alone subscriptions or value-added bundles. They also use our Personal Cloud to enhance their service offerings to subscribers who purchase and lease mobile devices and network connectivity by providing an easy solution for storing and syncing user generated content (e.g., videos, photos, documents, contacts, music, etc.).

Our customers include global service providers such as AT&T, BT, Verizon, and Softbank. These customers utilize our solutions to service both consumer and enterprise customers.

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

Marketing

The Synchronoss marketing team, with our cloud-focused approach, is dedicated to implementing the right strategies and employing effective tools to drive customer acquisition and accelerate our growth. Our mission is centered on developing compelling product-specific messaging and comprehensive brand narratives through an array of channels, including digital marketing, sales support, social media, and public relations. These strategic efforts are crucial in generating business-to-business (B2B) sales leads, enhancing the visibility of our cloud solutions, and reinforcing our brand presence across the telecom, insurance, and retail sectors in the North America, EMEA, and APAC regions.

To complement our B2B initiatives, we provide robust support for our partners' direct-to-consumer (D2C) marketing activities, with the aim of driving customer adoption and subscriber growth. Through our integrated go-to-market and awareness campaigns, orchestrated with an omnichannel approach, we ensure that consumers are engaged at every pivotal point in the purchase lifecycle. This includes interactions during online checkout, retail engagements, customer support, the initial setup of products, and via in-app notifications for devices pre-installed with our cloud application. These initiatives are a clear demonstration of our dedication to delivering not only a secure and user-centric cloud experience but also to empowering service providers and consumers alike with a platform that champions data integrity and propels user engagement.

What We Deliver - Synchronoss Personal CloudTM Platform

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

Our Synchronoss Personal CloudTM platform is specifically designed to support smartphones, tablets, desktops computers, and laptops.

Messaging Platform (Owned and operated through October 31, 2023)

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

•Advanced Messaging: Our Advanced Messaging platform supports rich messaging channel in both RCS and other Real-Time Communication (“RTC”); it enables rich, P2P communications and creates new commerce and revenue opportunities across channels via A2P experiences for our customers and other brands. Our messaging platform operates in tandem with Messaging-as-a-Platform (“MaaP”) Messaging Marketplace as well as dedicated, third-party clients and native original equipment manufacturer (“OEM”) clients, providing an end-to-end messaging platform and monetization tools to the operators, Communications-Platform-as-a-Service (“CpaaS”) players and brands.

•E-Mail: Our Email suite provides service providers with a secure, white label, back-end framework for a branded email service that provides the opportunity to introduce and promote services that can be monetized. Our carrier branded Email Suite solution offers leading anti-virus, anti-spam and malware technology to keep the integrity and security of the customer experience and protection of subscriber data to carrier standards. Our Email solution is an important repository for critical communications with an intuitive and feature-rich mobile and desktop email experience ensuring stickiness and increasing customer lifetime value.

OnboardX (Owned and operated through October 31, 2023) products simplify subscriber onboarding and drive service adoption at scale. The first impression of a new product or service can either make or break your subscriber relationship. A poor onboarding experience leads to revenue losses and customers feeling stranded. Our customizable service activation, content backup, and device setup experiences make onboarding frictionless.

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

NetworkX (Owned and operated through October 31, 2023) products streamline networks to be more efficient and profitable. In a world where subscribers expect seamless connectivity and zero network interruptions, delivering superior network quality can be complex and costly. Our physical network asset management, off-network procurement, and expense control solutions reduce the complexity and cost of network management.

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

Product Development

At Synchronoss we have focused our product development efforts on expanding the functionality, scalability and security of our products and solutions. We expect to sustain our research and development investments as we intend to continue on an aggressive path to develop new features and functionality, upgrade and extend our product offerings and develop new technology.

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

In the United States, as of December 31, 2023 we had 45 patents issued and 7 patents pending. Internationally, as of December 31, 2023 we had 70 patents issued and 6 pending. We hold and/or are pursuing patents in the United States, Germany, the United Kingdom, France and Spain and we may seek additional jurisdictions to the extent we determine such coverage is appropriate and cost efficient. Our issued patents cover all aspects of our business including cloud and security.

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

Beyond being a buzz word or strategy, 5G is the next wave in Communication Service Providers’ technological future. In 2023, we saw the continued adoption of 5G use cases and Operators begin to reap returns carriers were reliant on when making their investment in 5G technology. In 2027, it is projected that North America will have the highest 5G penetration at 90 percent. 5G adoption among mid-tier smart phones also continued to abound as new devices and capabilities were introduced by mobile phone manufacturers in 2023.

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

We believe our white label Personal Cloud platform helps service providers accelerate the adoption of 5G service and total protection plans. Our next generation Personal Cloud gives operators a new way to create, deliver, engage, and monetize more personalized experiences and offers for their subscribers. When operators have millions of active users leveraging cloud, it becomes a channel for cross selling security services, insurance, merchandise like prints & gifts, and other carrier services, leading to a significant increase in ARPU. As a result, we are fostering new partnerships, building exciting new capabilities, and now enabling subscribers to protect the home. Giving subscribers the ability to protect hardware investments with insurance plans, protect their families from cyber threats with network-based security services, and their personal content - with cloud, will differentiate the value proposition of 5G service plans and deliver significant brand value for our customers.

Personal Cloud and its data protection value proposition fits nicely into the device protection and insurance offering. Insurance providers bundle personal cloud with the device protection to offer total device protection. Cable MSO and broadband service providers have a unique opportunity to offer personal cloud as an ‘all home’ data protection offering which increases ARPU and provides the much needed access to the home service provider market beyond being a connectivity and content provider. In addition, service providers also can include personal cloud into a security bundle where consumers get data protection combined with other features like anti-virus, password protection, VPN and more.
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

Messaging (Owned and operated through October 31, 2023)
•The emerging RCS marketplace is intensely competitive across the globe. Leading OTT device and OS platform providers Google and Samsung, along with prominent online platform providers such as Facebook, WhatsApp, Instagram, WeChat and LINE have created a radically new market for communication and monetization that is turning “messaging” into a new, virtual OS.
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

Digital Products (Owned and operated through October 31, 2023)
•Telecom Expense Management (TEM) Providers –
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

As of December 31, 2023 we had 1,321 full-time employees located in India, North America, Europe, and Asia Pacific regions.

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
•Our products are complex and may contain defects that are detected only after deployment.
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
•We recently announced our new strategy to focus on our cloud-centric solutions. There can be no guarantee that this strategy will be successful or that we will experience consistent and sustainable profitability in the future as a result of our new strategy.
•The success of our business depends on the continued growth in demand for connected devices and the continued availability of high-speed access to the Internet.
•Our business depends substantially on customers renewing and expanding their subscriptions for our services. Any decline in our customer renewal and expansions would harm our operating results.
•The markets in which we market and sell our products and services are highly competitive, and if we do not adapt to rapid technological change, our ability to sustain or grow revenue could be adversely affected.
•Consolidation in the telecommunications, media, technology industry and other industries that we serve can reduce the number of actual and potential customers and adversely affect our business.

Legal, Regulatory and Compliance Risks

•Government regulation of the Internet and e-commerce and of the international exchange of certain information is subject to possible unfavorable changes, and our failure to comply could harm our business and operating results.
•We collect, process, store, disclose and use personal information and other data, and our perceived failure to protect this information and data could damage our reputation and harm our business and operating results.
•If we are required to collect sales and use taxes on the services we previously sold in additional jurisdictions, we may be subject to liability for past sales.

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
•B. Riley Financial, Inc., 180 Degree Capital Corp., and their respective affiliates have significant influence over us and may have conflicts of interest with us or other stockholders.
•The Senior Notes are unsecured and therefore are effectively subordinated to any secured indebtedness that we currently have or that we may incur in the future.
•The Senior Notes are structurally subordinated to the indebtedness and other liabilities of our subsidiaries.
•The indenture under which the Senior Notes were issued contains limited protection for holders of the Senior Notes.
•A 1% U.S. federal excise tax may be imposed upon us in connection with the redemptions by us of our Series B Non-Convertible Perpetual Preferred Stock or other redemptions or repurchases of our equity.

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

Our business is directly affected by the length of our sales cycles. Our customers’ businesses are relatively complex and their purchase of the types of products and services that we offer generally involve a significant financial commitment, with attendant delays, frequently associated with large financial commitments and procurement procedures within a large organization. In addition, as we continue to further expand our presence in the global market, and the size and complexity of our sales opportunities continue to vary, we have seen an increase in the average length of time in our sales cycles. The purchase of the types of products and services that we offer typically requires coordination and agreement across many departments within a potential customer’s organization. Delays associated with such timing factors could have a material adverse effect on our results of operations and financial condition. In periods of economic slowdown our typical sales cycle lengthens, which means that the average time between our initial contact with a prospective customer and the signing of a sales contract increases. The lengthening of our sales cycle could reduce growth in our revenue. In addition, the lengthening of our sales cycle contributes to an increased cost of sales, thereby reducing our profitability.

We may experience quarterly fluctuations in our operating results due to a number of factors which make our future results difficult to predict and could cause our operating results to fall below expectations or our guidance.

As a result of a variety of factors discussed in this report, many of which are out of our control, our operating results for a particular quarter is difficult to predict, especially in light of a challenging and inconsistent global macroeconomic environment and related market uncertainty. Our revenue may grow at a slower rate than in past periods or decline, as it has in the past, on a year-over-year basis. Our ability to meet financial expectations could also be adversely affected if the nonlinear sales pattern seen in some of our past quarters recurs in future periods. The timing of large engagements can also have a significant effect on our business and operating results from quarter to quarter. The timing of such engagements is difficult to predict, and the timing of revenue recognition from such engagements may affect period to period changes in revenue. As a result, our operating results could vary materially from quarter to quarter based on such engagements and their ultimate recognition as revenue. We plan our operating expense levels based primarily on forecasted revenue levels. These expenses and the impact of long-term commitments are relatively fixed in the short term. A shortfall in revenue could lead to operating results being below expectations because we may not be able to quickly reduce these fixed expenses in response to short-term business changes. As a result, comparing our operating results on a period-to-period basis may not be meaningful. Our past results should not be relied on as an indication of our future performance. Non-GAAP financial measures should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. In addition, non-GAAP metrics we may disclose, such as Adjusted EBITDA, Invoiced Revenue, and any corresponding trends in such metrics should not be relied on as an indication that our GAAP results, such as net income (loss), will be similar or will follow the same trends. If our revenue or operating results fall below the expectations of investors or securities analysts or below any guidance we may provide to the market, the price of our common stock could decline substantially. Any of the above factors could have a material adverse impact on our operations and financial results.

We are subject to revenue recognition standards and because we recognize revenue for certain products and services ratably over the term of customer agreements upturns or downturns in the value of signed contracts will not be fully and immediately reflected in our operating results and any changes in the standards could impact our business.

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

There is significant uncertainty in the global economy. Continued uncertainty about the associated economic consequences may have a long-term adverse effect on the economy, our sellers, customers, suppliers, and our business. For example, we are currently subletting some of our office space. An economic downturn or our work from home practices may cause us to need less office space than we are contractually committed to leasing and prevent us from finding subtenants for such unused office space, causing us to pay for unused office space. Similarly, an economic downturn or changes to the market could affect our subtenants and may cause them to default on their subleases, resulting in the Company being responsible for lease payments for the subleased spaces. Rising tensions in the geopolitical climate, including effects of the ongoing conflict between Russia and Ukraine, and the conflict between Israel and Hamas and other militant groups in the Middle East and the possibility of a wider regional or global conflict, and global sanctions imposed in response thereto, have created significant uncertainty in the global economy. These or any further political or governmental developments or health concerns in countries could result in social, economic and labor instability. If, as a result of such events, we experience a reduction in demand for our products, platforms or services, or the supply of products or components to our customers, our business, results of operations and financial condition may be materially and adversely affected.

We traditionally have had substantial customer concentration, with a limited number of customers accounting for a substantial portion of our revenues.

The Company’s top five customers accounted for 96.6%, 94.6% and 92.4% of net revenues for the years ended December 31, 2023, 2022 and 2021, respectively. Contracts with these customers typically run for three to five years. Of these customers, Verizon accounted for more than 10% of the Company’s revenues in 2023, 2022, and 2021; and AT&T accounted for more than 10% of the Company’s revenues in 2023. There are inherent risks whenever a large percentage of total revenues are concentrated with a limited number of customers. It is not possible for us to predict the future level of demand for our products and services that will be generated by these customers or the future demand for the products and services of these customers in the end-user marketplace. In addition, revenues from these larger customers may fluctuate from time to time based on the commencement and completion of projects, the timing of which may be affected by market conditions or other factors, some of which may be outside of our control. Further, some of our contracts with these larger customers permit them to terminate our services at any time (subject to notice and certain other provisions). If any of our major customers experience declining or delayed sales due to market, economic or competitive conditions, we could be pressured to reduce the prices we charge for our services or we could lose the customer. Any such development could have an adverse effect on our margins and financial position and would negatively affect our revenues and results of operations and/or trading price of our common stock.

We may be able to incur substantially more debt, which could have important consequences to investors.

We may be able to incur substantial additional indebtedness in the future. The terms of the indenture governing the Senior Notes does not prohibit us from doing so. If we incur any additional indebtedness that ranks equally with the Senior Notes, the holders of that debt will be entitled to share ratably with holders of the Senior Notes in any proceeds distributed in connection with any insolvency, liquidation, reorganization or dissolution. This may have the effect of reducing the amount of proceeds paid to investors. Incurrence of additional debt would also further reduce the cash available to invest in operations, as a result of increased debt service obligations. If new debt is added to our current debt levels, the related risks that we now face could intensify.

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

There is also a danger of industrial espionage, cyber-attacks, misuse or theft of information or assets (including source code), or damage to assets by people who have gained unauthorized access to our facilities, systems or information, which could lead to the disclosure of portions of our source code or other confidential information, improper usage and distribution of our solutions without compensation, illegal or inappropriate usage of our systems and solutions, jeopardizing of the security of information stored in and transmitted through our computer systems, manipulation and destruction of data, defects in our software and downtime issues. The risk of security incidents is increasing as we experience an increase in electronic payments, e-commerce, and other online activity. Additionally, due to political uncertainty and military actions associated with Russia’s invasion of Ukraine, we and our service providers are vulnerable to heightened risks of security incidents and security and privacy breaches from or affiliated with nation-state actors, including attacks that could materially disrupt our systems, operations, supply chain, products, and services. While we do not currently have operations in areas experiencing rising political conflict and uncertainty, there is an increased likelihood that escalation of tensions could result in cyber-attacks or cybersecurity incidents that could either directly or indirectly impact our operations. As such, the risk of cybersecurity incidents is increasing, and we cannot provide assurances that our preventative efforts will be successful. Although we actively employ measures to combat unlicensed copying, access and use of our facilities, systems, software and intellectual property through a variety of techniques, preventing unauthorized use or infringement of our rights is inherently difficult. The occurrence of an event of this nature could adversely affect our financial results or could result in significant claims against us for damages. Further, participating in either a lawsuit to protect against unauthorized access to, usage of or disclosure of any of our solutions or any portion of our source code or the prosecution of an individual in connection with a cybersecurity breach could be costly and time-consuming and could divert management’s attention and adversely affect the market’s perception of us and our solutions. A number of core processes, such as software development, sales and marketing, customer service and financial transactions, rely on our IT, infrastructure and applications. Defects or malfunctions in our IT infrastructure and applications could cause our service offerings not to perform as our customers expect, which could harm our reputation and business. In addition, malicious software, sabotage and other cybersecurity breaches of the types described above could cause an outage of our infrastructure, which could lead to a substantial denial of service and ultimately downtimes, recovery costs and customer claims, any of which could have a significant negative impact on our business, financial position, profitability and cash flows.

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

Any damage to, or failure or capacity limitations of, our systems and our related network could result in interruptions in our service that could cause us to lose revenue, issue credits or refunds or could cause our customers to terminate their subscriptions for our services, in each case adversely affecting our renewal rates. Since our customers use our service for important aspects of their businesses, any errors, defects, disruptions in service or other performance problems could hurt our reputation and may damage our customers’ businesses. As a result, we may lose revenue, issue credits or refunds, or customers could elect not to renew our services or delay or withhold payments to us. We could also lose future sales or customers may make claims against us, which could result in an increase in our provision for credit losses, an increase in collection cycles for accounts receivable or the expense or risk of litigation. Additionally, third-party software underlying our services can contain undetected errors or bugs. We may be forced to delay commercial release of our services until any discovered problems are corrected and, in some cases, may need to implement enhancements or modifications to correct errors that we do not detect until after deployment of our services. In addition, problems with the third-party software underlying our services could result in:

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

We are subject to the credit risk of our customers, and customers with liquidity issues may lead to credit losses for us. Most of our sales are on an open credit basis, with typical payment terms 90 days in the United States and, because of local customs or conditions, longer payment terms in some markets outside the United States. We use various methods to screen potential customers and establish appropriate credit limits, but these methods cannot eliminate all potential bad credit risks and may not prevent us from approving applications that are fraudulently completed. Moreover, businesses that are good credit risks at the time of application may become bad credit risks over time and we may fail to detect this change. We maintain reserves we believe are adequate to cover exposure for credit losses. If we fail to adequately assess and monitor our credit risks, we could experience longer payment cycles, increased collection costs and higher bad debt expense. A decrease in accounts receivable resulting from an increase in bad debt expense could adversely affect our liquidity. Our exposure to credit risks may increase if our customers are adversely affected by a difficult macroeconomic environment, or if there is a continuation or worsening of the economic environment. Although we have programs in place that are designed to monitor and mitigate the associated risk, including monitoring of particular risks in certain geographic areas, there can be no assurance that these programs will be effective in reducing our credit risks or preventing us from incurring additional losses. Future losses, if incurred, could harm our business and have a material adverse effect on our business operating results and financial condition. Additionally, to the degree that the current or future credit markets make it more difficult for some customers to obtain financing, those customers’ ability to pay could be adversely impacted, which in turn could have a material adverse impact on our business, operating results, and financial condition.

We are subject to credit risk and other risks associated with our accounts receivable securitization facility (the “A/R Facility”).

We entered into the A/R Facility with Norddeutsche Landesbank Girozentrale (“NLG”) in June 2022 that permits borrowings of up to $15.0 million outstanding from time to time through June 2025 against our existing and future account receivables. As of December 31, 2023, there were no outstanding obligations under the A/R Facility.

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
•economic instability or weakness, including inflation, or natural disasters in a specific country or region;
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
•natural disasters, terrorism, war or other military conflict, including effects of the ongoing conflict between Russia and Ukraine, the conflict between Israel and Hamas and other militant groups in the Middle East and the possibility of a wider regional or global conflict, and global sanctions imposed in response thereto, telecommunication and electrical failures;
•difficulties in staffing and managing international operations; or
•adverse tax consequences, including imposition of withholding or other taxes on our global operations.

Concerns over economic recession, the COVID-19 pandemic, interest rate increases and inflation, supply chain delays and disruptions, policy priorities of the U.S. presidential administration, trade wars, unemployment, or prolonged government shutdown may contribute to increased volatility and diminished expectations for the economy and markets. Additionally, concern over geopolitical issues may also contribute to prolonged market volatility and instability. For example, the conflict between Russia and Ukraine or the conflict between Israel and Hamas and other militant groups in the Middle East could continue to lead to disruption, instability and volatility in global markets and industries. The U.S. government and governments in other jurisdictions have imposed severe economic sanctions and export controls against Russia and Russian interests, have removed Russia from the Society for Worldwide Interbank Financial Telecommunication system, and have threatened additional sanctions and controls. The impact of these measures, as well as potential responses to them by Russia, is unknown.

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

Foreign currency transaction exposure results primarily from transactions with customers or vendors denominated in currencies other than the functional currency of the entity in which we record the transaction. Any fluctuation in the exchange rate of these foreign currencies may positively or negatively affect our business and operating results. We face exposure to movements in foreign currency exchange rates due to the fact that we have non-U.S. dollar denominated revenue worldwide. Furthermore, volatile market conditions arising from impacts from the conflict in Ukraine, the conflict between Israel and Hamas and other militant groups in the Middle East, and other macroeconomic conditions may result in significant fluctuations in exchange rates. Weakening of foreign currencies relative to the U.S. dollar adversely affects the U.S. dollar value of our foreign currency denominated revenue and positively affects the U.S. dollar value of our foreign currency denominated expenses. If foreign currencies were to weaken or strengthen relative to the U.S. dollar, we might elect to raise or lower our international pricing, which could potentially impact demand for our services. Alternatively, we might opt not to adjust our international pricing as a result of fluctuations in foreign currency exchange rates, which could potentially have a positive or negative impact on our results of operations and financial condition. Similarly, our financial performance may be impacted by fluctuations in currency exchange rates when it comes to our non-U.S. dollar denominated expenses. The third-party vendors and suppliers to whom we owe payments for non-U.S. dollar denominated expenses may or may not decide to adjust their pricing to reflect fluctuations in foreign currency exchange rates. If there continues to be volatility in foreign currency exchange rates, we will continue to experience fluctuations in our operating results due to revaluing our assets and liabilities that are not denominated in the functional currency of the entity that recorded the asset or liability, and the translation of our non-U.S. denominated revenue and expenses into U.S. dollars may affect the year-over-year comparability of our operating results.

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

In addition, the increasing size and scope of our operations increases the possibility that a member of our personnel will engage in unlawful or fraudulent activity, breach our contractual obligations, or otherwise expose us to unacceptable business risks, despite our efforts to train our people and maintain internal controls to prevent such instances. If we do not continue to develop and implement the right processes and tools to manage our enterprise, our business, results of operations and financial condition could be adversely affected.

We recently announced our new strategy to focus on our cloud-centric solutions. There can be no guarantee that this strategy will be successful or that we will experience consistent and sustainable profitability in the future as a result of our new strategy.

We have recently made a major announcement to pivot our strategy to focus on our cloud-centric solutions moving forward. In connection with our new strategy, we consummated a divestiture of our Messaging Solutions and Digital Solutions business units, which closed in October 31, 2023. We cannot guarantee that our strategy is the right one or that we will be effective in executing our strategy. Our strategy may not succeed for a number of reasons, including, but not limited to: general economic risks; execution risks with acquisitions; risks associated with sales not materializing based on a change in circumstances; disruption to sales; increasing competitiveness in the cloud-based software markets; our ability to retain key personnel; the dynamic nature of the markets in which we operate; specific economic risks in different geographies and among different customer segments; changes in foreign currency exchange rates; uncertainty regarding increased business and renewals from existing customers; uncertainties around continued success in sales growth and market share gains; failure to convert sales pipeline into final sales; risks associated with successful implementation of multiple integrated software products and other product functionality risks; execution risks around new product development and introductions and innovation; product defects; unexpected costs, assumption of unknown liabilities and increased costs for any reason; potential litigation and disputes and the potential costs related thereto; distraction and damage to sales and reputation caused thereby; market acceptance of new products and services; the ability to attract and retain personnel; risks associated with management of growth; lengthy sales and implementation cycles, particularly in larger organizations; technological changes that make our products and services less competitive; risks associated with the adoption of, and demand for, our model in general and by specific customer segments; competition and pricing pressure.

If one or more of the foregoing risks were to materialize, our business, results of operations and ability to achieve sustained profitability could be adversely affected.

Though acceptance of cloud-based software has advanced in recent years, some businesses may still be hesitant to adopt these types of solutions. If the market for cloud-based software declines or develops more slowly than we expect, our business could be adversely affected.

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

The future success of our business depends upon the continued growth in demand for connected devices and business transactions on the Internet, and on our customers having high-speed access to the Internet, as well as the continued maintenance and development of the Internet infrastructure. While we believe the market for connected devices will continue to grow for the foreseeable future, we cannot accurately predict the extent to which demand for connected devices will increase, if at all. If the demand for connected devices were to slow down or decline or the supply of connected devices to our customers is impacted for any reason, such as public health epidemics or concerns, our business and results of operations may be adversely affected. If for any reason the Internet does not remain a widespread communications medium and commercial platform, the demand for our services would be significantly reduced, which would harm our business, results of operations and financial condition. To the extent the Internet continues to experience increased numbers of users, frequency of use or bandwidth requirements, the Internet may become congested and be unable to support the demands placed on it, and its performance or reliability may decline. Any future Internet outages or delays could adversely affect our business, results of operation and financial condition.

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

We derive a portion of our revenue growth from subscription offerings and specifically SaaS offerings. This business model depends heavily on achieving economies of scale due to the initial upfront investment, and the associated revenue is recognized on a ratable basis. Our customers typically have no contractual obligation to renew their subscriptions after completion of their then-current subscription term. We may be unable to predict future customer renewal rates accurately. Our renewal rates may decline or fluctuate as a result of a number of actors, including our customers’ level of satisfaction with our offerings, our offerings’ inability to integrate with new or changing technologies, the prices of our offerings, competing products, reductions in our customers’ spending levels or general, industry-specific or local economic conditions. If we fail to achieve appropriate economies of scale or if we fail to manage or anticipate the evolution and demand of the SaaS pricing model, then our business and operating results could be adversely affected.

Because subscription revenue related to our SaaS offerings is typically recognized ratably over time, we expect to experience near-term revenue growth as more customers move to our SaaS subscriptions. If we do not achieve near term growth, we may not be able to adjust our cost structure in response to changes in subscription agreements in a period. Also, since revenue from SaaS subscriptions is recognized over the term of their subscriptions, it is difficult for us to rapidly increase revenue through additional sales in any period. We forecast our future revenue and operating results and provide financial projections based on a number of assumptions, including a forecasted rate of subscription bookings. In addition, our subscription based offerings may be invoiced over multiple reporting periods, which could subject us to additional collection and credit risks, particularly if a customer does not plan to renew these subscriptions. If any of our assumptions about our business model or the estimated subscriptions are incorrect, our revenue and operating results may be impacted and could vary materially from those we provide as guidance or from those anticipated by investors and analysts. If we are unable to manage our SaaS pricing model in light of the foregoing risks and uncertainties, our business, results of operations and financial condition would be negatively impacted.

Our business depends substantially on customers renewing and expanding their subscriptions for our services. Any decline in our customer renewals and expansions would harm our future operating results.

We enter into subscription agreements with certain of our customers that are generally one to three years. As a result, maintaining the renewal rate of those subscription agreements is critical to our future success. We cannot provide assurance that any of our customer agreements will be renewed, as our customers have no obligation to renew their subscriptions for our services after the expiration of the initial term of their agreements. The loss of any customers that individually or collectively account for a significant amount of our revenues would have a material adverse effect on our results of operations or financial condition. Additionally, our customer’s consumers may become dissatisfied with their current service provider and may switch to another provider. In the event that there is substantial subscriber migration from our existing customers to service providers with which we do not have relationships, the fees that we receive on a per-subscriber basis, and the related revenue could decline. If our renewal rates are lower than anticipated or decline for any reason, if customers renew on terms less favorable to us, or if there’s a substantial subscriber migration from our customers, our revenue may decrease, and our profitability and gross margin may be harmed, which would have a material adverse effect on our business, results of operations and financial condition.

If we fail to compete successfully with existing or new competitors, our business could be harmed.

If we fail to compete successfully with established or new competitors, it could have a material adverse effect on our results of operations and financial condition. The industries in which we operate are highly competitive and fragmented, and we expect competition to increase. We compete with independent providers of cloud solutions and services and with the in-house departments of our OEMs and communications services companies’ customers. Rapid technological changes, such as advancements in software integration across multiple and incompatible systems, and economies of scale may make it more economical for CSPs, MSOs or OEMs to develop their own in-house processes and systems, which may render some of our products and services less valuable or, eventually, obsolete. Our competitors include firms that provide comprehensive SaaS solutions and managed services solutions, BYOD providers, systems integrators, clearinghouses and service bureaus. Many of our competitors have long operating histories, large customer bases, substantial financial, technical, sales, marketing and other resources and strong name recognition.

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

The industries we serve are characterized by rapid technological change and frequent new service offerings and are highly competitive with respect to the need for innovation, including the use of artificial intelligence and machine learning. The industries also demand frequent and, at times, significant technology upgrades and changes. Significant technological upgrades and changes could make our technology and services obsolete, less marketable or less competitive. We must adapt to these rapidly changing markets by continually improving the features, functionality, reliability and responsiveness of our products and services, and by developing new features, services and applications to meet changing customer needs and further address the markets we serve. Our ability to take advantage of opportunities in the markets we serve may require us to invest in development and incur other expenses well in advance of our ability to generate revenues from these offerings or services. We may not be able to timely adapt to these challenges or respond successfully or in a cost-effective way and we will not have the resources to invest in all existing and potential technologies. As a result, we expect to concentrate our resources on those technologies that we believe have or will achieve substantial customer acceptance and in which we will have appropriate technical expertise. However, existing products often have short product life cycles characterized by declining prices over their lives. In addition, our choices for developing technologies may prove incorrect if customers do not adopt the products that we develop or if those technologies ultimately prove to be unviable. Our failure to successfully adapt would adversely affect our ability to compete and retain customers and/or market share and could adversely affect our ability to sustain or grow revenue. Our revenues and operating results will depend, to a significant extent, on our ability to maintain a product portfolio and service capability that is attractive to our current and future customers; to enhance our existing products; to continue to introduce new products successfully and on a timely basis; and to develop new or enhance existing tools for our services offerings. The development of new technologies remains a significant risk to us, due to the efforts that we still need to make to achieve technological feasibility, due to rapidly changing customer markets; and due to significant competitive threats. In addition, as we expand our service offerings, we may face competition from new and existing competitors. It is also possible that our customers could decide to create, invest in or collaborate in the creation of competitive products that might limit or reduce their need for our products, services and solutions. Further, we may experience delays in the development of one or more features of our offerings, which could materially reduce the potential benefits to us providing these services. In addition, our present or future service offerings may not satisfy the evolving needs of the industry in which we operate. If we are unable to anticipate or respond adequately to these evolving market needs, due to resource, technological or other constraints, our business and results of operations could be harmed. In addition, the arrival of new market entrants could reduce the demand for our services or cause us to reduce our pricing, resulting in a loss of revenue and adversely affecting our business, results of operations and financial condition. Also, the use of internal technologies, developed by our customers or their advisers, could reduce the demand for our services, result in pricing pressures or cause a reduction in our revenue. If we fail to manage these challenges adequately, our business, results of operations and financial condition could be adversely affected.

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

In the United States, our collection, processing, storage, disclosure and use of personal information is subject to a variety of laws and regulations, including federal and state data privacy laws, data breach notification laws, and consumer protection laws. Many state legislatures have adopted legislation that regulates how businesses operate online, including measures relating to privacy, data security, and data breaches. For example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (“CPRA”) created new individual privacy rights for consumers (as that term is broadly defined), places increased privacy and security obligations on entities handling personal data of consumers or households, and creates a new state agency that will be vested with authority to implement and enforce the CPRA. The CPRA took effect on January 1, 2023, and it may require us to modify our data collection or processing practices and policies and to incur substantial costs and expenses in an effort to comply and increase our potential exposure to regulatory enforcement and/or litigation. Other states have passed similar laws, reflecting a trend toward more stringent privacy legislation in the United States. Other states have also passed specific laws mandating reasonable security measures for the handling of personal information.

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

There is increased potential that unauthorized third parties may have access to sensitive company or customer information as a result of our employees working remotely. For instance, if our employees were to use a non-secure internet network, conduct their work in a non-secure environment or even fail to take appropriate precautions within their own home, there is a greater likelihood that an unauthorized person or entity could obtain access to ours or our clients’ sensitive information.

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

Artificial intelligence presents risks and challenges that could affect its adoption, and therefore our business.

As with many technological innovations, artificial intelligence (“AI”) presents risks that could affect its adoption, and therefore our business. Uncertainty in the egal regulatory regime relating to AI may require significant resources to modify and maintain business practices to comply with US and non-US regulations, which are currently evolving and uncertain. Several jurisdictions globally, including Europe and some US states, have recently proposed or adopted laws governing AI. Additionally, on October 30, 2023, the Biden administration issued an Executive Order to, among other things, establish extensive new standards for AI safety and security. Other jurisdictions may decide to adopt similar or more restrictive regulations that may render the use of AI technologies, in particular generative AI, challenging. These compliance obligations may make it harder for us to conduct our business using AI, lead to regulatory fines or penalties, require us to change our product offerings or business practices, or prevent or limit our use of AI. If we cannot use AI, or that use is unduly restricted our business may be less efficient, or we may be at a competitive disadvantage. Any of these factors could adversely affect our business, financial condition and results of operations.

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

Global tax developments applicable to multinational businesses may have a material impact to our business, cash flow from operating activities, or financial results. International organizations such as the Organization for Economic Cooperation and Development, have published Base Erosion and Profit Shifting action plans that, if adopted by countries where we do business, could increase our tax obligations in these countries. In addition, several countries have proposed or enacted Digital Services Taxes ("DST"), many of which would apply to revenues derived from digital services. We will continue to assess the ongoing impact of these current and pending changes to global tax legislation and the impact on our future financial statements upon the finalization of laws, regulations and additional guidance. In addition, as we continue to evaluate our corporate structure, any changes to the taxation of undistributed foreign earnings could also change our plans regarding reinvestment of such earnings. Due to the large scale of our U.S. and international business activities, many of these enacted and proposed changes to the taxation of our activities could increase our worldwide effective tax rate and have an adverse effect on our operating results, cash flow or financial condition.

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

If we are required to collect sales and use taxes on the services we previously sold in additional jurisdictions, we may be subject to liability for past sales.

We previously collected sales or use tax on our services in most states as may be required by law. Historically, with a few exceptions, we have not charged or collected value added tax on our services anywhere in the world. We may lose sales or incur significant expenses should tax authorities in other jurisdictions where we do business be successful in imposing sales and use taxes, value added taxes or similar taxes on the services we provided. A successful assertion by one or more tax authorities that we should collect sales or other taxes on the previous sale of our services could result in substantial tax liabilities for past sales, including interest and penalty charges, and could discourage customers from purchasing our services and otherwise harm our business. Further, we may conclude based on our own review that our previous services may be subject to sales and use taxes in other areas where we previously did business. Under these circumstances, we may voluntarily disclose our estimated liability to the respective tax authorities and initiate activities to collect taxes. It is not clear that our previous services are subject to sales and use tax in certain jurisdictions. States and certain municipalities in the United States, as well as countries outside the United States, have different rules and regulations governing sales and use taxes. These rules and regulations are subject to varying interpretations that may change over time and, in the future, our services may be subject to such taxes. Although our previous customer contracts typically provide that our customers are responsible for the payment of all taxes associated with the provision and use of our services, customers may decline to pay back taxes and may refuse responsibility for interest or penalties associated with those taxes. In certain cases, we may elect not to request customers to pay back taxes. If we are required to collect and pay back taxes and associated interest and penalties, and if our customers fail or refuse to reimburse us for all or a portion of these amounts, or if we elect not to seek payment of these amounts, we will incur unplanned expenses that may be substantial. Any of the foregoing could have a material adverse effect on our business, results of operation or financial condition.

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

Our stock price, like that of other technology companies, continues to fluctuate greatly. Our stock price, and demand for our stock, can be affected by many factors, such as unanticipated changes in management, quarterly increases or decreases in our earnings, speculation in the investment community about our financial condition or results of operations and changes in revenue or earnings estimates, announcement of new services, technological developments, alliances, or acquisitions by us. Additionally, the price of our common stock may continue to fluctuate greatly in the future due to factors that are non-company specific, such as the decline in the United States and/or international economies, acts of terror against the United States or other jurisdictions where we conduct business, war or other military conflict or due to a variety of company specific factors, including quarter to quarter variations in our operating results, shortfalls in revenue, gross margin or earnings from levels projected by securities analysts and the other factors discussed in these risk factors. Concerns over economic recession, interest rate increases and inflation, supply chain delays and disruptions, policy priorities of the U.S. presidential administration, trade wars, unemployment, or prolonged government shutdown may contribute to increased volatility and diminished expectations for the economy and markets. Additionally, concern over geopolitical issues may also contribute to prolonged market volatility and instability. The U.S. government and other governments in jurisdictions have imposed severe economic sanctions and export controls against Russia and Russian interests, have removed Russia from the SWIFT system, and have threatened additional sanctions and controls. The impact of these measures, as well as potential responses to them by Russia, is unknown. In addition, if the market for technology stocks or the stock market in general experiences uneven investor confidence, the market price of our common stock could decline for reasons unrelated to our business, operating results or financial condition. Fluctuation in market price and demand for our common stock may limit or prevent investors from readily selling their shares of common stock and may otherwise negatively affect the liquidity of our common stock. Causes of volatility in the market price of our stock could subject us to securities class action litigation. We were previously, and may in the future be, the subject of lawsuits that could require us to incur substantial costs defending against those lawsuits and divert the time and attention of our management.

We have, and in the future may be, the target of stockholder derivative complaints or other securities related legal actions that could adversely affect our results of operations and our business.

We have, and in the future may be, the target of stockholder derivative complaints or other securities related legal actions. The existence of any litigation may have an adverse effect on our reputation with referral sources and our customers themselves, which could have an adverse effect on our results of operations and financial condition. The outcome and amount of resources needed to respond to, defend or resolve lawsuits is unpredictable and may remain unknown for long periods of time. Our exposure under these matters may also include our indemnification obligations, to the extent we have any, to current and former officers and directors and, in some cases former underwriters, against losses incurred in connection with these matters, including reimbursement of legal fees and other expenses. For instance, on June 7, 2022, the SEC filed a civil action against two former members of our management team, alleging misconduct arising out of the restated transactions that took place in 2015 and 2016 investigated by the Securities and Exchange Commission (“SEC”). We may be required to indemnify these individuals in connection with such action. We may be required to indemnify the former members of our management team for a loss. Although we maintain insurance for claims of this nature, our insurance coverage does not apply in all circumstances and may be denied or insufficient to cover the costs related to the class action and stockholder derivative lawsuits. Large indemnity payments, individually or in the aggregate, could have a material impact on our financial position. In addition, future lawsuits or legal claims involving us may increase our insurance premiums, deductibles or co-insurance requirements or otherwise make it more difficult for us to maintain or obtain adequate insurance coverage on acceptable terms, if at all. Moreover, adverse publicity associated with negative developments in any such legal proceedings could decrease customer demand for our services. As a result, future lawsuits involving us, or our officers or directors, could have a material adverse effect on our business, reputation, financial condition, results of operations, liquidity and the trading price of our common stock.

Other than payment of dividends on our Preferred Stock, we have never paid dividends on our capital stock and we do not anticipate paying any dividends in the foreseeable future. Consequently, any gains from an investment in our common stock will likely depend on whether the price of our common stock increases.

Other than the payment of dividends, either in-kind or in cash, on our Preferred Stock, we have not paid dividends on any of our classes of capital stock and we currently intend to retain our future earnings, if any, to fund the development and growth of our business. In addition, the terms of our current credit agreement and any future indebtedness that we may incur could preclude us from paying dividends. As a result, capital appreciation, if any, of our common stock will be a shareholder’s sole source of gain for the foreseeable future. Consequently, in the foreseeable future, a shareholder will likely only experience a gain from an investment in our common stock if the price of our common stock increases.

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

As of December 31, 2023 BRF owned 13.7% of our outstanding common stock and all of our Series B Preferred Stock. As a result, BRF holds significant influence over us as a significant shareholder and may have conflicts of interest that arise out of current or future contractual relationships it or its affiliates may have with us. In addition, for so long as BRF and its affiliates beneficially own at least 10% of our outstanding common stock, BRF will have the right to nominate one member of our board of directors pursuant to an investor rights agreement.

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

A 1% U.S. federal excise tax may be imposed upon us in connection with the redemptions by us of our Series B Non-Convertible Perpetual Preferred Stock (“Series B Preferred Stock”) or other redemptions or repurchases of our equity.

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

We expect that each redemption of Series B Preferred Stock after December 31, 2022 will be subject to the 1% excise tax. Whether and to what extent we would be subject to the excise tax would depend on a number of factors, including (i) the fair market value of the redemptions and repurchase, (ii) the nature and amount of any equity issuances within the same taxable year and (iii) the regulations and other guidance issued by the U.S. Treasury Department and the IRS. For example, on November 3, 2023, we repurchased shares of our outstanding Series B Preferred Stock, pursuant to the Series B Certificate, which, for the purposes of calculating the excise tax, were offset by the fair market value of new stock issuances in the same taxable year. The 1% excise tax may increase our costs and impact our operations. This could have an adverse effect on our margins and financial position and would negatively affect our revenues and results of operations and/or trading price of our common stock.

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
•a transaction changing the composition of our markets and product mix, and difficulty gaining the skills necessary for such markets or products;
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

Moreover, we may face regulatory challenges that impact our ability to conduct due diligence. There can be no assurance that future discoveries will not have a material adverse effect on our ability to realize the cost or revenue synergies or other benefits we expect from the November 2023 Divestiture. The failure of acquisitions, divestitures and other strategic transactions to perform as expected could have a material adverse effect on our business, financial condition or results of operations. With any divestiture, there are risks that future operating results could be unfavorably impacted if targeted objectives, such as cost savings or earn-out payments or other contingent payments associated with the financial performance of the divested business, are not achieved or if other business disruptions occur as a result of the divestiture or activities related to the divestiture.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 1C. CYBERSECURITY
All companies utilizing technology are subject to threats of breaches of their cybersecurity programs. To mitigate the threat to our business and address regulatory requirements, we take a comprehensive approach to cybersecurity risk management and have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information. We continue to make significant investments to augment the capabilities of our people, process, and technologies in order to address our cybersecurity risks. Our cybersecurity risks, and the controls designed to mitigate those risks, are integrated into our overall risk management governance within our Global Information Security (GIS) organization. Pursuant to our current policies an update on the operations of the cybersecurity program and the risks and trends in cybersecurity are reviewed, at a minimum, annually by our Board of Directors and periodically by the Audit Committee of our Board of Directors (Audit Committee).

Risk Management and Strategy

We have implemented a systematic approach to managing our cybersecurity risks and have adopted a comprehensive set of cybersecurity policies that include best practices based on recognized industry standards and guidelines. These policies provide guidance on roles and responsibilities of key stakeholders and promote awareness. These policies also cover cyber education and training as well as help us to align with applicable laws and regulations to meet our compliance requirements. The primary responsibility for assessing, monitoring and managing our cybersecurity risks rests with our Chief Information Security Officer (CISO) within our GIS organization, who reports to our Chief Technology Officer. The CISO is also responsible for managing the risk assessment and mitigation process. Our CISO has over 13 years of experience serving in various roles in risk management as well as enterprise and cyber security, including serving as the project lead and founder of the Open Worldwide Application Security Project (OWASP) flagship project Security Shepherd, a web and mobile application security training program, and leading IBM’s ethical hacking team. He was also a principal security engineer at Axway prior to joining Synchronoss where he served as product security architect and a director of product security prior to accepting the role as our CISO. Our Chief Technology Officer has over 20 years of experience in the telecommunications industry, including serving as our Chief Architect and Senior Software Engineer, during which he oversaw our GIS program, including the governance, risk and compliance management related thereto. We also engage consultants, and other service providers, to help us implement our cybersecurity policies and procedures. These service providers assist us with monitoring security threats and vulnerabilities as well as responding to identified cybersecurity incidents, including prompt escalation and timely communication of major security incidents to senior business leadership and the Audit Committee.

As part of our cybersecurity policies, we conduct risk assessments designed to identify and prioritize potential cybersecurity threats, assess the likelihood and impact of those threats, and develop strategies for mitigating or managing cybersecurity risks. This involves assessing, evaluating and monitoring our vulnerabilities, as well as conducting impact analysis. Additionally, we provide ongoing cybersecurity awareness training to educate employees about the potential cybersecurity threats and how employees can identify potential threats and protect our data.

We have an Information Security Third Party Risk Management Policy, as well as a Vendor Code of Conduct, which contractually requires each third-party service provider accessing our or our customers’ information systems to comply with our information security policies, as well as to meet a minimum set of information security and data privacy and protection standards in connection with their delivery of products and/or services to us. We also engage a third-party service provider to assess our third-party suppliers for potential risks and effectiveness of controls related to information security and data privacy protection that are relevant in the context of their delivery of services.

Governance

Our CISO and GIS team meets regularly with our IT and cybersecurity service providers and internal teams, such as the Risk Advisory Board (RAB), about the Company’s ongoing compliance and risk management. GIS also drives business continuity and crisis management through coordinating and communicating with all levels of an organization and seeks to ensure that trends and emerging issues that could impact the business are considered and communicated as appropriate. Pursuant to our current policies the GIS team also provides, at the minimum, annual briefings to our Board of Directors and periodic briefings to the Audit Committee regarding our cybersecurity risks and activities, including any recent cybersecurity incidents and related responses, cybersecurity systems testing, activities of third parties, among other relevant topics. The RAB convenes periodically or as needed to review the cybersecurity risks in the business. The RAB consists of individuals from GIS as well as the Chief Technology Officer.

Cybersecurity Threat Disclosure

There can be no guarantee that our policies and procedures will be properly followed in every instance or that those policies and procedures will be effective. Although our “Risk Factors” in Item 1A include further detail about the material cybersecurity risks we face, we are not aware of any cybersecurity threats that have materially affected our business to date. We can provide no assurance that there will not be incidents in the future or that they will not materially affect us, including our business strategy, results of operations, or financial condition.

ITEM 2. PROPERTIES

We lease approximately 120,000 square feet of office space for our corporate headquarters in Bridgewater, New Jersey. We have other leases in certain countries including India, Ireland, and in various states in the United States including Arizona and Pennsylvania. The lease terms for our locations expire in the years between 2024 and 2028. We believe that the facilities we now lease are sufficient to meet our needs through at least the next twelve months.

ITEM 3. LEGAL PROCEEDINGS

For a discussion of our material pending legal proceedings that could impact our results of operations, financial condition or cash flows see Note 22. Legal Matters of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

As of December 31, 2023, our common stock was traded and listed on The Nasdaq Global Select Market under the symbol “SNCR.”
As of December 31, 2023, there were approximately 52 named holders of record of our common stock as according to our transfer agent. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by banks, brokers and other nominees. On December 31, 2023, the last reported sale price of our common stock as reported on The Nasdaq Global Select Market was $6.21 per share.

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

The rights, preferences, privileges, qualifications, restrictions and limitations of the shares of Series B Preferred Stock are set forth in the Series B Certificate. Under the Series B Certificate, the holders of the Series B Preferred Stock are entitled to receive, on each share of Series B Preferred Stock on a quarterly basis, an amount equal to the dividend rate, as described in the following sentence, divided by four and multiplied by the then-applicable Liquidation Preference per share of Series B Preferred Stock (collectively, the “Preferred Dividends”). The dividend rate is (1) 9.5% per annum for the period commencing on June 30, 2021 and ending on and including December 31, 2021, (2) 13% per annum for the year commencing on January 1, 2022 and ending on and including December 31, 2022; and (3) 14% per annum for the year commencing on January 1, 2023 and thereafter. The Preferred Dividends will be due in cash on January 1, April 1, July 1 and October 1 of each year (each, a “Series B Dividend Payment Date”). The Company may choose to pay the Series B preferred dividends in cash or in additional shares of Series B Preferred Stock. In the event the Company does not declare and pay a dividend in cash on any Series B Dividend Payment Date, the unpaid amount of the Preferred Dividend will be added to the Liquidation Preference. As of December 31, 2023, the Liquidation Value and Redemption Value of the Series B Preferred Shares was $63.0 million.

The Company paid the following Series B preferred dividends and principal during the year ended December 31, 2023 and accrued the following preferred dividends as of December 31, 2023:

•paid $9.8 million preferred dividends in cash;
•made a $9.9 million principal payment to redeem 9,874 shares of Series B Preferred stock;
•accrued $2.3 million preferred dividend which was paid in cash on January 3, 2023.

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

Redemption of Series A Preferred Stock

The Company redeemed in full all of the 268,917 outstanding shares of the Series A Preferred Stock for an aggregate redemption price of $278.7 million and all rights under the Investor Rights Agreement relating to the Series A Preferred Stock were terminated effective with the Redemption. No Series A Preferred Stock remains outstanding or authorized as of December 31, 2023.

For a discussion of our stockholder’s equity refer to Note 15. Capital Structure of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

Information concerning securities authorized for issuance under equity compensation plans is set forth under the heading “Securities Authorized for Issuance Under Equity Compensation Plans” in the Synchronoss Proxy Statement for the 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

Stock Performance Graph

The graph set forth below compares the cumulative total stockholder return on our common stock between December 31, 2018 and December 31, 2023, with the cumulative total return of (i) the Nasdaq Computer Index and (ii) the Nasdaq Composite Index, over the same period. This graph assumes the investment of $100 on December 31, 2018 in our common stock, the Nasdaq Computer Index and the Nasdaq Composite Index, and assumes the reinvestment of dividends, if any. The graph assumes the initial value of our common stock on December 31, 2018 was the closing sales price of $55.26 per share.

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

DOLLARS
360
340
320
300
280
260
240
220
200
180
160
140
120
100
80
60
40
20
0
December 31, 2018
December 31, 2019
December 31, 2020
December 31, 2021
December 31, 2022
December 31, 2023
Synchronoss Technologies, Inc.
Nasdaq Composite Index
Nasdaq Computer Index

	December 31, 2018	December 31, 2019	December 31, 2020	December 31, 2021	December 31, 2022	December 31, 2023
Synchronoss Technologies, Inc.	$100	$77	$77	$40	$10	$11
Nasdaq Composite Index	$100	$135	$194	$236	$158	$226
Nasdaq Computer Index	$100	$150	$225	$311	$200	$332

ITEM 6. [Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. The MD&A should be read in conjunction with the Financial Statements and Notes to the consolidated financial statements. This section of this Form 10-K generally discusses 2023 and 2022 items and year-to-year comparisons between 2023 and 2022. Discussions of 2022 items and year-to-year comparisons between 2022 and 2021 are not included in this Form 10-K, and can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Revenues

We generate most of our revenues on a subscription basis, which is derived from contracts that extend up to 48 months from execution.

The future success of our business depends on the continued growth of Business-to-Business and Business-to-Business-to-Consumer driving customer transactions, and continued expansion of our platforms into the TMT market globally through cloud markets. As such, the volume of subscribers and our ability to expand our footprint in TMT and globally may result in revenue fluctuations on a quarterly basis.

Most of our revenues are recorded in U.S. dollars but as we continue to expand our footprint with international carriers, we are subject to currency translation that could affect our future net sales as reported in U.S. dollars.

The Company’s top five customers accounted for 96.6%, 94.6% and 92.4% of net revenues for the years ended December 31, 2023, 2022 and 2021, respectively. Contracts with these customers typically run for three to five years. Of these customers, Verizon accounted for more than 10% of the Company’s revenues in 2023, 2022, and 2021; and AT&T accounted for more than 10% of the Company’s revenues in 2023. The loss of Verizon or AT&T as a customer would have a material negative impact on our company. However, we believe that the costs incurred and subscriber disruption by Verizon or AT&T to replace Synchronoss’ solutions would be substantial.

Key Developments

Discontinued Operations

On October 31, 2023, Synchronoss Technologies, Inc. entered into an Asset Purchase Agreement with Lumine Group Software Solutions (Ireland) Limited, pursuant to which the Company sold its Messaging and NetworkX businesses. This transaction represents a strategic shift designed to maximize shareholder value and allow the Company to solely focus on providing cloud-centric solutions. In connection with the sale transaction, the Company determined its Messaging and NetworkX Businesses qualified for discontinued operations accounting treatment in accordance with ASC 205-20. Accordingly, the operating results of, and costs to separate the Messaging and NetworkX businesses are reported in Net loss from discontinued operations, net of taxes in the Consolidated Statements of Operations for all periods presented. In addition, the related assets and liabilities held prior to the sale are reported as Assets and liabilities of discontinued operations on the Consolidated Balance Sheets. The notes to the financial statements have been adjusted on a retrospective basis. For additional information, see Note 4. Divestitures and Discontinued Operations of the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

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

Discussion of the Consolidated Statements of Continuing Operations

The following table presents an overview of our results of operations for the years ended December 31, 2023 and 2022 (in thousands).

	Year Ended December 31,		2023 vs 2022
	2023	2022	$ Change
Net revenues	$164,196	$173,756	$(9,560)
Cost of revenues[1]	42,218	46,500	(4,282)
Research and development	46,565	49,598	(3,033)
Selling, general and administrative	65,216	61,153	4,063
Restructuring charges	4,013	1,443	2,570
Depreciation and amortization	16,830	14,756	2,074
Total costs and expenses	174,842	173,450	1,392
(Loss) income from operations	$(10,646)	$306	$(10,952)
________________________________
1    Cost of revenues excludes depreciation and amortization which are shown separately.

Net revenues decreased $9.6 million to $164.2 million for the year ended December 31, 2023, compared to the same period in 2022. The overall change in revenue was primarily due to the runoff of deferred revenue recognized in the first half of 2022 and revenue recognized from the DXP and Activation assets prior to the divestiture in the prior period. The decrease in revenue was partially offset by continued cloud subscriber growth and professional services associated with the launch of SoftBank.

Cost of revenues decreased $4.3 million to $42.2 million for the year ended December 31, 2023, compared to the same period in 2022. The 2023 decrease was mainly driven by a decrease in revenue and improved gross margins as the Company continues to optimize our cost structure as we enhance our focus on higher margin cloud products post divestiture.

Research and development expense decreased $3.0 million to $46.6 million for the year ended December 31, 2023, compared to the same period in 2022. The research and development costs decreased year over year mainly as a result of continued strategic efforts to streamline our product enhancements and developments.

Selling, general and administrative expense increased $4.1 million to $65.2 million for the year ended December 31, 2023, compared to the same period in 2022. The increase in selling, general and administrative expense is mainly related to the write-down of the STIN Note receivable of $4.8 million, change in contingent consideration for iQmetrix of $1.5 million, and non-recurring professional fees.

Restructuring charges were $4.0 million and $1.4 million for the year ended December 31, 2023 and 2022. The restructuring charges primarily related to employment termination costs as a result of the work-force reductions initiated post divestiture to reduce operating costs and align our resources with our key strategic priorities.

Depreciation and amortization expense increased $2.1 million for the year ended December 31, 2023. The increase was primarily attributable to increased amortization of capitalized software as we continue to invest in our cloud technology.

Income tax. The Company recognized approximately $4.7 million in related income tax expense and $0.1 million in related income tax benefit during the years ended December 31, 2023 and 2022, respectively. The effective tax rate was approximately (16.2)% for the year ended December 31, 2023, which was lower than the U.S. federal statutory rate primarily due to the impact of Global Intangible Low-Taxed Income, attributable to income in foreign jurisdictions and the impact of the U.S. capitalization of research expenses, and the impact of recognizing a deferred tax liability associated with changes in management’s indefinite reinvestment assertion under APB 23. This decrease was partially offset by loss jurisdictions where full valuation allowances have been recorded, foreign rate differential and GAAP to statutory adjustments. The Company’s effective tax rate was approximately 0.9% for the year ended December 31, 2022, which was lower than the U.S. federal statutory rate primarily due to the impact of Global Intangible Low-Taxed Income, attributable to income in foreign jurisdictions and the impact of the U.S. capitalization of research expenses, and the divestiture of the DXP and Activation assets. This decrease was partially offset by loss jurisdictions where full valuation allowances have been recorded and foreign income tax credits generated in the period.

Liquidity and Capital Resources

As of December 31, 2023, our principal sources of liquidity have been cash provided by operations. Our cash and cash equivalents balance was $24.6 million at December 31, 2023.

At December 31, 2023, our non-U.S. subsidiaries held approximately $8.2 million of cash and cash equivalents that are available for use by all of our operations around the world.

Our policy has been to leave our cumulative unremitted foreign earnings invested indefinitely outside the United States, and we intend to continue this policy for most of our foreign subsidiaries. During 2023, we changed our indefinite reinvestment assertion for our Indian subsidiary and recorded a deferred tax liability associated with the outside basis difference. The Company continues to assert permanent reinvestment of foreign earnings in all other foreign jurisdictions. Due to the timing and circumstances of repatriation of such earnings, if any, it is not practicable to determine the unrecognized deferred tax liability relating to such amounts.

We believe that our cash, cash equivalents, financing sources, and our ability to manage working capital and expected positive cash flows generated from operations in combination with continued expense reductions will be sufficient to fund our operations for the next twelve months from the date of filing of this Annual Report on Form 10-K. However, as the current geopolitical tensions unfold, we will continue to assess any impact on our operations and our liquidity needs. Our liquidity plans are subject to a number of risks and uncertainties, including those described in the "Forward-Looking Statements" section of this MD&A and Part I, Item 1A. “Risk Factors”, some of which are outside of our control.

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

The total fair value of the outstanding Senior Notes was $101.3 million as of December 31, 2023. The Company is in compliance with its debt covenants as of December 31, 2023.

For further details, see Note 13. Debt of the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

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

Certificate of Designation of the Series B Preferred Stock

The rights, preferences, privileges, qualifications, restrictions and limitations of the shares of Series B Preferred Stock are set forth in the Series B Certificate. Under the Series B Certificate, the holders of the Series B Preferred Stock are entitled to receive, on each share of Series B Preferred Stock on a quarterly basis, an amount equal to the dividend rate, as described in the following sentence, divided by four and multiplied by the then-applicable Liquidation Preference per share of Series B Preferred Stock (collectively, the “Preferred Dividends”). The dividend rate is (1) 9.5% per annum for the period commencing on June 30, 2021 and ending on and including December 31, 2021, (2) 13% per annum for the year commencing on January 1, 2022 and ending on and including December 31, 2022; and (3) 14% per annum for the year commencing on January 1, 2023 and thereafter. The Preferred Dividends will be due in cash on January 1, April 1, July 1 and October 1 of each year (each, a “Series B Dividend Payment Date”). The Company may choose to pay the Series B Preferred Dividends in cash or in additional shares of Series B Preferred Stock. In the event the Company does not declare and pay a dividend in cash on any Series B Dividend Payment Date, the unpaid amount of the Preferred Dividend will be added to the Liquidation Preference. As of December 31, 2023, the Liquidation Value and Redemption Value of the Series B Preferred Shares was $63.0 million.

Each share of Series B Preferred Stock is redeemable at the option of the holder upon the occurrence of a “Fundamental Change” at (i) par in the case of a payment in cash or (ii) 1.5 times par in the case of payment in shares of Common Stock (such shares being, “Registrable Securities”), subject to certain limitations on the amount of stock that could be issued to the holders of Series B Stock. In addition, the Company will be permitted to redeem outstanding shares of the Series B Preferred Stock at any time for the sum of the then-applicable Liquidation Preference and the accrued but unpaid dividends. Pursuant to the Series B Certificate, the Company will be required to use (i) the first $50.0 million of proceeds from certain transactions (i.e., disposition, sale of assets, tax refunds) received by the Company to redeem for cash, shares of the Series B Preferred Stock, on a pro rata basis among each holder of Series B Preferred Stock and (ii) the next $25.0 million of proceeds from certain transactions received by the Company may be used by the Company to buy back shares of Common Stock and to the extent, not used for such purpose by the Company, to redeem, for cash, shares of the Series B Preferred Stock, on a pro rata basis among each holder of the Series B Preferred Stock.

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

Series A Convertible Preferred Stock

In accordance with the terms of the Share Purchase Agreement dated as of October 17, 2017 (the “PIPE Purchase Agreement”), with Silver Private Holdings I, LLC, an affiliate of Siris (“Silver”), on February 15, 2018, the Company issued to Silver 185,000 shares of its newly issued Series A Convertible Participating Perpetual Preferred Stock (the “Series A Preferred Stock”), par value $0.0001 per share, with an initial liquidation preference of $1,000 per share, in exchange for $97.7 million in cash and the transfer from Silver to the Company of the 666,075 shares of the Company’s common stock held by Silver (the “Preferred Transaction”). In connection with the issuance of the Series A Preferred Stock, we (i) filed the Series A Certificate and (ii) entered into an Investor Rights Agreement with Silver setting forth certain registration, governance and preemptive rights of Silver with respect to us (the “Investor Rights Agreement”). Pursuant to the PIPE Purchase Agreement, at the closing, we paid to Siris $5.0 million as a reimbursement of Silver’s costs and expenses incurred in connection with the Preferred Transaction.

Redemption of Series A Preferred Stock

The net proceeds from the common stock public offering, Senior Note offering and the Series B Preferred Stock Transaction were used in part to fully redeem all outstanding shares of the Company’s Series A Preferred Stock on June 30, 2021 (the “Redemption”). The Company redeemed in full all of the 268,917 outstanding shares of the Series A Preferred Stock for an aggregate Redemption Price of $278.7 million and all rights under the Investor Rights Agreement relating to the Series A Preferred Stock were terminated effective with the Redemption. No Series A Preferred Stock remains outstanding or authorized as of December 31, 2023.

Discussion of Cash Flows

A summary of net cash flows follows (in thousands):

	Year Ended December 31,		Change
	2023	2022	2023 vs 2022
Net cash provided by (used in):
Operating activities	$18,829	$17,359	$1,470
Investing activities	$3,800	$(13,166)	$16,966
Financing activities	$(19,979)	$(13,276)	$(6,703)

Our primary source of cash is receipts from revenue. The primary uses of cash are personnel and related costs, telecommunications and facility costs related primarily to our cost of revenue and general operating expenses including professional service fees, consulting fees, building and equipment maintenance and marketing expense.

Cash flows from operating activities for the year ended December 31, 2023 was $18.8 million of cash provided by operating activities, as compared to $17.4 million of cash provided by operating activities for the same period in 2022. The cash provided by operating activities for fiscal 2023 and 2022 is mainly driven by continued growth in cloud subscribers, reduced operating costs, and improved margins as the business focuses on Cloud.

Cash flows from investing activities for the year ended December 31, 2023 was $3.8 million of cash provided by investing activities, as compared to $13.2 million in cash used by investing activities during the same period in 2022. The cash provided in the current year was driven by the proceeds from the divestiture of the Messaging and NetworkX businesses, which was partially offset by increased investment in product development for our Cloud offering and capitalization of associated labor costs.

Cash flows from financing activities for the year ended December 31, 2023 was $20.0 million of cash used by financing activities, as compared to $13.3 million of cash used for the same period in 2022, primarily due to principal and dividend payments associated with the redemption of Series B Preferred Stock in 2023.

Effect of Inflation

Inflationary increases in certain input costs, such as occupancy, labor and benefits, and general administrative costs, have impacted our business. Management does not believe these impacts have had a material impact on our results of operations during the 2023, 2022 and 2021. We cannot assure you, however, that we will not be affected by general inflation in the future.

Contractual Obligations
Our contractual obligations consist of office and laptop leases, notes payable and related interest as well as contractual commitments under third-party hosting, software licenses and maintenance agreements. The following table summarizes our long‑term contractual obligations as of December 31, 2023 (in thousands).

	Payments Due by Period
	Total	2024	2025-2027	2028	Thereafter
Finance lease obligations	$1,221	$616	$605	$—	$—
Interest	32,492	11,815	20,677	—	—
Operating lease obligations	34,205	7,970	21,959	4,276	—
Purchase obligations[1]	31,085	17,729	13,356	—	—
Senior Note Payable	141,077	—	141,077	—	—
Total	$240,080	$38,130	$197,674	$4,276	$—
_____________________________
1    Amounts represent obligations associated with colocation agreements and other customer delivery related purchase obligations.

Uncertain Tax Positions

Unrecognized tax benefits associated with uncertain tax positions are $4.4 million at December 31, 2023. We are not able to reasonably estimate when we would make any cash payments required to settle these liabilities, but we do not believe that the ultimate settlement of our obligations will materially affect our liquidity. We do not expect that the balance of unrecognized tax benefits will significantly increase or decrease over the next twelve months.

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

Significant accounting policies that we employ are presented in Note 2. Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K. There were no significant changes in our critical accounting policies and estimates discussed in our Form 10-K during the year ended December 31, 2023.

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

Subscription and Transaction revenues consist of revenues derived from the processing of transactions through the Company’s service platforms, providing enterprise portal management services on a subscription basis and maintenance agreements on software licenses. The Company generates revenue from Subscription services from monthly active user fees, software as a service (“SaaS”) fees, hosting and storage fees, and fees for the related maintenance support for those services. In most cases, the subscription or transaction arrangement is a single performance obligation comprised of a series of distinct services that are substantially the same and that have the same pattern of transfer (i.e., distinct days of service). The Company applies the variable consideration allocation exception when the terms of variable payment relate specifically to efforts to satisfy the performance obligation or the transfer of service based on usage within the corresponding period, under Topic 606 Section 10-25-14(b) – in such situations the revenue booked and the revenue billed for any month are the same. When the Company does not allocate variable consideration to distinct periods of service or apply the variable consideration allocation exception, the total estimated transaction price is recognized ratably over the term of the contract, where the level of service provided to the customer does not vary significantly from one period to another.

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

The Company’s professional services include software development and customization. The contracts generally include project deliverables specified by each customer. The performance obligations in the agreements are generally combined into one deliverable and generally result in the transfer of control over time. The underlying deliverable is owned and controlled by the customer and does not create an asset with an alternative use to us. The Company recognizes revenue on fixed fee contracts on the proportion of labor hours expended to the total hours expected to complete the contract performance obligation, or ratably to the extent the level of effort to satisfy the performance obligation is materially consistent each period.

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

While we believe we have identified all reasonably identifiable exposures and that the reserve we have established for identifiable exposures is appropriate under the circumstances, it is possible that additional exposures exist and that exposures may be settled at amounts different than the amounts reserved. It is also possible that changes in facts and circumstances could cause us to either materially increase or reduce the carrying amount of our tax reserves. In general, tax returns for the year 2020 and thereafter are subject to future examination by tax authorities.

Our policy has been to leave our cumulative unremitted foreign earnings invested indefinitely outside the United States, and we intend to continue this policy for most of our foreign subsidiaries. During 2023 we changed our indefinite reinvestment assertion for our Indian subsidiary and recorded a deferred tax liability associated with the outside basis difference. The Company continues to assert permanent reinvestment of foreign earnings in all other foreign jurisdictions. Due to the timing and circumstances of repatriation of such earnings, if any, it is not practicable to determine the unrecognized deferred tax liability relating to such amounts.

Goodwill

Goodwill is our largest intangible asset. At December 31, 2023, our goodwill balance was $183.9 million, representing approximately 59% of total assets. Goodwill represents the excess of the purchase price over the fair value of net assets acquired, including other definite-life intangible assets. Our policy is to perform an impairment test of goodwill at least annually, and more frequently if events or circumstances occurred that would indicate a reduced fair value in our reporting units could exist. Typically, we perform a qualitative assessment in the fourth quarter of the fiscal year to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying value. As part of this qualitative assessment, we perform a quantitative assessment where necessary in substantiating our qualitative assessment.

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

For the income approach, we used projections, which require the use of significant estimates and assumptions specific to the reporting unit as well as those based on general economic conditions. Factors specific to the reporting unit include revenue and cost growth, profit margins, terminal value growth rates, capital expenditures projections, assumed tax rates, discount rates and other assumptions deemed reasonable by management.

For the market approach, we used judgment in identifying the relevant comparable-company market multiples. If sufficient comparable data is not present, the market approach will not be employed. The discount rate for the reporting unit is influenced by general market conditions as well as factors specific to the reporting unit.

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

2023 Goodwill Impairment Analysis

For our 2023 impairment tests, the Company identified one reporting unit, Core. The Company performed a quantitative impairment assessment as of October 1, 2023, the fair value of the reporting unit was estimated using the income and market approach.

Based on the October 1, 2023 quantitative assessment, the indicated fair value of Core exceeded the carrying value in excess of 10%.

The sale of the Messaging and NetworkX assets as of October 31, 2023 resulted in a strategic shift in our business. Given these changes in the business, Management performed an additional quantitative goodwill impairment assessment as of the transaction date. The Company applied a consistent methodology and process as performed in the October 1, 2023 analysis, which resulted in an indicated fair value of the continuing business that exceeded the carrying value of the remaining goodwill in excess of 10%.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of December 31, 2023 and December 31, 2022 that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

The primary objective of our investment activities is to preserve our capital for the purpose of funding operations, while at the same time maximizing the income, we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and short- and long-term investments in a variety of securities, which could include commercial paper, money market funds and corporate and government debt securities. Our cash and cash equivalents at December 31, 2023 and December 31, 2022 were invested in liquid money market accounts and certificates of deposit. All market-risk sensitive instruments were entered into for non-trading purposes.

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

Interest Rate Risk

We are exposed to the risk of interest rate fluctuations on the interest income earned on our cash and cash equivalents. A hypothetical 100 basis point movement in interest rates applicable to our cash and cash equivalents outstanding at December 31, 2023 would increase interest income by approximately $0.2 million on an annual basis.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Synchronoss Technologies, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Synchronoss Technologies, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 25, 2024 expressed an unqualified opinion thereon.

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

New or Modified Revenue Arrangements with Multiple Performance Obligations - Identifying contracts and performance obligations
Description of the Matter
As discussed in Note 3. Revenue and Note 4. Divestitures and Discontinued Operations of the consolidated financial statements, the Company recognized $164.2 million in revenue from continuing operations and $55.4 million in revenue from discontinued operations, respectively, across all service lines. The Company’s revenue agreements frequently contain multiple performance obligations and judgment is required to determine which performance obligations are distinct and accounted for separately. Additionally, the Company may enter into multiple agreements with the same customer, which may affect the identification of the contract, the performance obligations and the allocation of total contract consideration. Auditing the Company’s new or modified revenue arrangements that included multiple performance obligations was complex and involved a high degree of judgment related to management’s identification of performance obligations and allocation of contract consideration.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls related to the Company’s process for identifying and assessing new or modified revenue arrangements that included multiple performance obligations as well as recognizing the related revenue, including controls over management’s review of the significant judgments used in the identification of the contract, the distinct performance obligations, and the allocation of contract consideration to each performance obligation.

Our audit procedures also included, among others, reading a sample of customer contracts and the Company’s accounting policies. We evaluated management’s identification of the contract, the related distinct performance obligations and assessed the allocation of contract consideration to each performance obligation.

Goodwill
Description of the Matter
At December 31, 2023, the Company's goodwill balance was $183.9 million. As discussed in Note 10. Goodwill and Intangibles of the consolidated financial statements, goodwill is tested for impairment at least annually on October 1 at the reporting unit level. Auditing the Company's goodwill impairment test was complex due to the significant judgment required in determining the fair value of the reporting unit. In particular, the fair value estimate was sensitive to significant assumptions that require judgment, including revenue growth rates, operating expenses as a percentage of revenue that affect the amount and timing of future cash flows, and the weighted average cost of capital ("discount rate"), which are affected by factors such as general market conditions and recent operating performance.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company's goodwill impairment review process. For example, we tested controls over management's review of the valuation model and the significant assumptions, discussed above used to develop the prospective financial information. We also tested management's controls to validate that the data used in the valuation was complete and accurate.

To test the estimated fair value of the Company's reporting unit, we performed audit procedures that included, among others, assessing the reasonableness of the methodologies used. We also compared the significant assumptions used by management to develop the prospective financial information to recent operating trends, analyst expectations, changes to the Company's business model, customer base or product mix and other relevant information. We assessed the historical accuracy of management's projections of future earnings by comparing the actual results to prior forecasts, and we performed analyses of significant assumptions to assess the impact of changes in the assumptions on the calculation of fair value. We also involved our valuation specialists to assist with our evaluation of the methodology used by the Company and significant assumptions included in the fair value estimates.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2001.
Iselin, New Jersey
March 25, 2024

SYNCHRONOSS TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$24,572	$18,310
Accounts receivable, net	23,477	31,685
Prepaid & other current assets	33,953	32,998
Assets of discontinued operations, current (Note 4)	—	22,294
Total current assets	82,002	105,287
Non-current assets:
Property and equipment, net	3,673	4,441
Operating lease right-of-use assets	14,791	20,106
Goodwill	183,908	182,259
Intangible assets, net	22,214	22,356
Note receivable	—	4,834
Other assets, non-current	3,749	4,053
Assets of discontinued operations, non-current (Note 4)	—	54,736
Total non-current assets	228,335	292,785
Total assets	$310,337	$398,072
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,475	$9,700
Accrued expenses	39,127	44,314
Deferred revenues, current	1,095	1,948
Liabilities of discontinued operations, current (Note 4)	—	24,221
Total current liabilities	47,697	80,183
Long-term debt, net of debt issuance costs	136,215	134,584
Deferred tax liabilities	3,207	466
Leases, non-current	23,593	29,145
Other liabilities, non-current	1,691	2,695
Liabilities of discontinued operations, non-current (Note 4)	—	2,054
Total liabilities	212,403	249,127
Commitments and contingencies:
Series B Non-Convertible Perpetual Preferred Stock, $0.0001 par value; 150 and 150 shares authorized, 61 and 71 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	58,802	68,348
Redeemable noncontrolling interest	12,500	12,500
Stockholders’ equity:
Common stock, $0.0001 par value; 16,667 and 16,667 shares authorized, 10,314 and 10,137 shares issued; 10,314 and 10,137 outstanding at December 31, 2023 and December 31, 2022, respectively	1	1
Additional paid-in capital	483,527	488,856
Accumulated other comprehensive loss	(25,732)	(44,131)
Accumulated deficit	(431,164)	(376,629)
Total stockholders’ equity	26,632	68,097
Total liabilities and stockholders’ equity	$310,337	$398,072

See accompanying notes to consolidated financial statements.

SYNCHRONOSS TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2023	2022	2021
Net revenues	$164,196	$173,756	$189,342
Costs and expenses:
Cost of revenues[1]	42,218	46,500	60,160
Research and development	46,565	49,598	59,811
Selling, general and administrative	65,216	61,153	74,219
Restructuring charges	4,013	1,443	3,684
Depreciation and amortization	16,830	14,756	17,231
Total costs and expenses	174,842	173,450	215,105
(Loss) income from operations	(10,646)	306	(25,763)
Interest income	426	453	38
Interest expense	(13,963)	(13,639)	(6,411)
Gain on sale of DXP	—	2,549	—
Other (expense) income, net	(5,128)	3,553	(4,916)
Loss from continuing operations, before taxes	(29,311)	(6,778)	(37,052)
(Provision) benefit for income taxes	(4,743)	59	8,787
Net loss from continuing operations	(34,054)	(6,719)	(28,265)
Discontinued operations (Note 4):
Net (loss) income from discontinued operations, before taxes	(2,200)	921	6,777
Loss on divestiture	(16,382)	—	—
(Provision) benefit for income taxes	(1,935)	(1,918)	(1,610)
Net (loss) income from discontinued operations, net of taxes	(20,517)	(997)	5,167
Net loss	(54,571)	(7,716)	(23,098)
Net income (loss) attributable to redeemable noncontrolling interests	36	(200)	156
Preferred stock dividend	(10,007)	(9,552)	(35,509)
Net loss attributable to Synchronoss	$(64,542)	$(17,468)	$(58,451)

Earnings (loss) per share:
Basic:
Net loss from continuing operations	$(4.52)	$(1.71)	$(8.79)
Net (loss) income from discontinued operations	(2.10)	(0.10)	0.71
Basic	$(6.62)	$(1.81)	$(8.08)
Diluted:
Net loss from continuing operations	$(4.52)	$(1.71)	$(8.79)
Net (loss) income from discontinued operations	(2.10)	(0.10)	0.71
Diluted	$(6.62)	$(1.81)	$(8.08)
Weighted-average common shares outstanding:
Basic	9,745	9,626	7,235
Diluted	9,745	9,626	7,235
_____________________________
1    Cost of revenues excludes depreciation and amortization which are shown separately.

See accompanying notes to consolidated financial statements.

SYNCHRONOSS TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)

	Year Ended December 31,
	2023	2022	2021
Net loss	$(54,571)	$(7,716)	$(23,098)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	18,399	(11,261)	(3,274)
Net income on inter-company foreign currency transactions	—	115	(1,498)
Total other comprehensive income (loss)	18,399	(11,146)	(4,772)
Comprehensive loss	(36,172)	(18,862)	(27,870)
Comprehensive income (loss) attributable to redeemable noncontrolling interests	36	(200)	156
Comprehensive loss attributable to Synchronoss	$(36,136)	$(19,062)	$(27,714)

See accompanying notes to consolidated financial statements.

SYNCHRONOSS TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Treasury Stock		Additional	Accumulative Other		Total
	Shares	Amount	Shares	Amount	Paid-In Capital	Comprehensive Income (Loss)	Accumulated deficit	Stockholders' Equity
Balance at December 31, 2020	5,734	$1	(796)	$(82,087)	$499,352	$(28,213)	$(345,771)	$43,282
Stock based compensation	—	—	—	—	9,259	—	—	9,259
Issuance of restricted stock	216	—	—	—	1	—	—	1
Preferred stock dividends accrued	—	—	—	—	(22,718)	—	—	(22,718)
Amortization of preferred stock issuance costs	—	—	—	—	(12,791)	—	—	(12,791)
Issuance of common stock related to acquisition	4,701	—	—	—	110,000	—	—	110,000
Common Stock - Issuance Costs	—	—	—	—	(8,340)	—	—	(8,340)
Retirement of treasury stock	(796)	—	796	82,087	(82,087)	—	—	—
Net loss	—	—	—	—	—	—	(23,098)	(23,098)
Non-controlling interest	—	—	—	—	(156)	—	156	—
Total other comprehensive income (loss)	—	—	—	—	—	(4,772)	—	(4,772)
Balance at December 31, 2021	9,855	$1	—	$—	$492,520	$(32,985)	$(368,713)	$90,823

	Common Stock		Treasury Stock		Additional	Accumulative Other		Total
	Shares	Amount	Shares	Amount	Paid-In Capital	Comprehensive Income (Loss)	Accumulated deficit	Stockholders' Equity
Balance at December 31, 2021	9,855	$1	—	$—	$492,520	$(32,985)	$(368,713)	$90,823
Stock based compensation	—	—	—	—	5,771	—	—	5,771
Issuance of restricted stock	290	—	—	—	—	—	—	—
Preferred stock dividend	—	—	—	—	(9,409)	—	—	(9,409)
Amortization of preferred stock issuance costs	—	—	—		(143)			(143)
Shares withheld for taxes in connection with issuance of restricted stock	(8)	—	—	—	(83)	—	—	(83)
Net loss	—	—	—	—	—	—	(7,716)	(7,716)
Non-controlling interest	—	—	—	—	200	—	(200)	—
Total other comprehensive income (loss)	—	—	—	—	—	(11,146)	—	(11,146)
Balance at December 31, 2022	10,137	$1	—	$—	$488,856	$(44,131)	$(376,629)	$68,097

	Common Stock		Treasury Stock		Additional	Accumulative Other		Total
	Shares	Amount	Shares	Amount	Paid-In Capital	Comprehensive Income (Loss)	Accumulated deficit	Stockholders' Equity
Balance at December 31, 2022	10,137	$1	—	$—	$488,856	$(44,131)	$(376,629)	$68,097
Stock based compensation	—	—	—	—	4,963	—	—	4,963
Issuance of restricted stock	207	—	—	—	—	—	—	—
Preferred stock dividend	—	—	—	—	(9,679)	—	—	(9,679)
Amortization of preferred stock issuance costs	—	—	—	—	(328)	—	—	(328)
Shares withheld for taxes in connection with issuance of restricted stock	(30)	—	—	—	(249)	—	—	(249)
Net loss	—	—	—	—	—	—	(54,571)	(54,571)
Non-controlling interest	—	—	—	—	(36)	—	36	—
Total other comprehensive income (loss)	—	—	—	—	—	18,399	—	18,399
Balance at December 31, 2023	10,314	$1	—	$—	$483,527	$(25,732)	$(431,164)	$26,632

See accompanying notes to consolidated financial statements.

SYNCHRONOSS TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2023	2022	2021
Operating activities:
Net loss from continuing operations	$(34,054)	$(6,719)	$(28,265)
Net (loss) income from discontinued operations, net of taxes	(20,517)	(997)	5,167
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	27,347	31,753	34,760
Impairment of long-lived assets and capitalized software	—	—	1,305
Amortization of debt issuance costs	1,534	1,391	624
Loss on disposals of fixed assets	27	126	263
Gain on sale of DXP business	—	(2,549)	—
Loss on divestiture	16,382	—	—
Gain on disposals of intangible assets	—	—	(550)
Amortization of bond discount	97	88	9
Deferred income taxes	2,741	(164)	463
Stock-based compensation	5,153	5,461	9,343
Contingent consideration obligation	1,483	3,638	—
STIN Note receivable impairment	4,834	—	—
Operating lease impairment, net	1,918	175	1,353
Changes in operating assets and liabilities:
Accounts receivable, net	14,237	14	(748)
Prepaid expenses and other current assets	(473)	6,954	(4,394)
Accounts payable	(5,353)	3,024	(2,031)
Accrued expenses	(5,208)	(8,430)	3,468
Deferred revenues	6,384	(8,312)	(21,972)
Other liabilities	2,297	(8,094)	6,150
Net cash provided by operating activities	18,829	17,359	4,945
Investing activities:
Purchases of fixed assets	(1,302)	(1,408)	(1,521)
Additions to capitalized software	(18,572)	(19,758)	(22,972)
Proceeds from the sale of intangibles	—	—	550
Proceeds from the divestiture, net	23,674	—	—
Proceeds from the sale of DXP business	—	8,000	—
Net cash provided by (used in) investing activities	$3,800	$(13,166)	$(23,943)

SYNCHRONOSS TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Continued)

	Year Ended December 31,
	2023	2022	2021
Financing activities:
Share-based compensation-related proceeds, net of taxes paid on withholding shares	(8)	—	(1)
Taxes paid on withholding shares	(249)	(83)	(1)
Debt issuance costs related to long term debt	—	—	(8,606)
Proceeds from issuance of long term debt	—	—	141,077
Drawdown on A/R Facility	12,000	—	—
Repayment of A/R Facility and Revolving Credit Facility	(12,000)	—	(10,000)
Proceeds from issuance of common stock	—	—	110,000
Common stock issuance costs	—	—	(8,340)
Proceeds from issuance of Series B Preferred stock	—	—	75,000
Series B Preferred stock issuance costs	—	—	(2,495)
Series B Preferred dividend paid in cash	(9,848)	(6,455)	(1,781)
Redemption of Series B Preferred stock	(9,874)	(6,738)	—
Redemption of Series A Preferred stock	—	—	(278,665)
Net cash (used in) provided by financing activities	(19,979)	(13,276)	16,188
Effect of exchange rate changes on cash	1	(500)	643
Net increase (decrease) in cash and cash equivalents	$2,651	$(9,583)	$(2,167)
Beginning cash and cash equivalents from continuing operations	18,310	29,336	31,679
Beginning cash and cash equivalents from discontinued operations	3,611	2,168	1,992
Beginning cash and cash equivalents	21,921	31,504	33,671
Ending cash and cash equivalents from continuing operations	24,572	18,310	29,336
Ending cash and cash equivalents from discontinued operations	—	3,611	2,168
Ending cash and cash equivalents	$24,572	$21,921	$31,504

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$3,399	$4,562	$3,449
Cash refund for income taxes	$991	$5,206	$420
Cash paid for interest	$11,894	$11,822	$3,657
Supplemental disclosures of non-cash investing and financing activities:
Paid in kind dividends on Series A Preferred stock [1]	$—	$—	$31,277
Amortization of Series B Preferred stock issuance costs and paid in kind dividends	$328	$2,581	$—
________________________________
1    Includes amortization of preferred stock issuance costs accelerated due to Series A redemption.

See accompanying notes to consolidated financial statements.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Note 1. Description of Business

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

Our Synchronoss Personal CloudTM platform is specifically designed to support smartphones, tablets, desktops computers, and laptops.

Synchronoss’ Messaging platform (Owned and operated through October 31, 2023) powers mobile messaging and mailboxes for hundreds of millions of telecommunication subscribers. Our Advanced Messaging platform is a powerful, secure, intelligent, white label messaging platform that expands capabilities for communications service provider and multi-service providers to offer P2P messaging via Rich Communications Services (“RCS”). Our Mobile Messaging Platform (“MMP”) is poised to provide a single standard ecosystem for onboarding and management to brands, advertisers and message wholesalers.

The Synchronoss NetworkX (Owned and operated through October 31, 2023) products provide operators with the tools and software to design their physical network, streamline their infrastructure purchases, and manage and optimize comprehensive network expenses for leading top tier carriers around the globe.
Note 2. Summary of Significant Accounting Policies

Discontinued Operations

On October 31, 2023, Synchronoss Technologies, Inc. entered into an Asset Purchase Agreement with Lumine Group Software Solutions (Ireland) Limited, pursuant to which the Company sold its Messaging and NetworkX businesses. This transaction represents a strategic shift designed to maximize shareholder value and allow the Company to solely focus on providing cloud-centric solutions. In connection with the sale transaction, the Company determined its Messaging and NetworkX Businesses qualified for discontinued operations accounting treatment in accordance with ASC 205-20. Accordingly, the operating results of, and costs to separate the Messaging and NetworkX businesses are reported in Net loss from discontinued operations, net of taxes in the Consolidated Statements of Operations for all periods presented. In addition, the related assets and liabilities held prior to the sale are reported as Assets and liabilities of discontinued operations on the Consolidated Balance Sheets. The notes to the financial statements have been adjusted on a retrospective basis. For additional information, see Note 4. Divestitures and Discontinued Operations of the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

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

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Unless otherwise noted, tables are presented in U.S. dollars in thousands. Certain columns and rows may not add due to the use of rounded numbers. Percentages presented are calculated from the underlying numbers in thousands. Earnings per share amounts are computed independently for earnings from continuing operations, earnings from discontinued operations and net earnings. As a result, the sum of per-share amounts may not equal the total. Unless otherwise noted, all amounts and disclosures included in the Notes to Consolidated Financial Statements reflect only the Company's continuing operations except for the Consolidated Statements of Cash Flows, which are presented for the whole company. For supplemental cash flow disclosures, see Note 4. Divestitures and Discontinued Operations of the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

During the fourth quarter of 2023 there was a change in the capital structure due to a reverse stock split, which decreased the number of common shares outstanding. The Company retroactively displayed the effect of the change in the Consolidated Balance Sheets, and retroactively adjusted the computations of basic and diluted EPS for all periods presented on the Consolidated Statement of Operations. For additional information, see Note 15. Capital Structure of the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

Risks and Uncertainties

There continue to be uncertainties regarding the current geopolitical tensions. The Company is closely monitoring the impact of the geopolitical environment on all aspects of its business, including how it will impact its customers, employees, suppliers, vendors, business partners and distribution channels. While the geopolitical environment did not materially affect the Company’s financial results and business operations for the year ended December 31, 2023, the Company is unable to predict the impact these factors will have on its financial position and operating results due to numerous uncertainties. The Company will continue to assess the evolving impact of geopolitical tensions and will make adjustments to its operations as necessary.

Recently Issued Accounting Standards

Standards issued not yet adopted

Standard	Description	Effect on the financial statements
Update 2023-09 - Income Taxes (Topic 740) - Improvements to Income Tax Disclosures	The amendments in this Update related to the rate reconciliation and income taxes paid disclosures improve the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction.	The Company continues to evaluate these changes and does not anticipate any material impact on the Company’s consolidated financial position or results of operations upon adoption.
Planned date of adoption: January 1, 2025

Update 2023-07 - Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures	The amendments in this Update improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in this Update Requires that a public entity that has a single reportable segment provide all the disclosures required by the amendments in this Update and all existing segment disclosures in Topic 280.	The Company continues to evaluate these changes and does not anticipate any material impact on the Company’s consolidated financial position or results of operations upon adoption.
Planned date of adoption: January 1, 2024

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

Subscription and Transaction revenues consist of revenues derived from the processing of transactions through the Company’s service platforms, providing enterprise portal management services on a subscription basis and maintenance agreements on software licenses. The Company generates revenue from Subscription services from monthly active user fees, software as a service (“SaaS”) fees, hosting and storage fees, and fees for the related maintenance support for those services. In most cases, the subscription or transaction arrangement is a single performance obligation comprised of a series of distinct services that are substantially the same and that have the same pattern of transfer (i.e., distinct days of service). The Company applies the variable consideration allocation exception when the terms of variable payment relate specifically to efforts to satisfy the performance obligation or the transfer of service based on usage within the corresponding period, under Topic 606 Section 10-25-14(b) – in such situations the revenue booked and the revenue billed for any month are the same. When the Company does not allocate variable consideration to distinct periods of service or apply the variable consideration allocation exception, the total estimated transaction price is recognized ratably over the term of the contract, where the level of service provided to the customer does not vary significantly from one period to another.

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

Many of the Company’s contracts guarantee minimum volume transactions from the customer. In these instances, if the customer’s total estimated transaction volume for the period is expected to be less than the contractual amount, the Company records revenues at the minimum guaranteed amount ratably over the period covered by the minimum. Setup fees for transactional service arrangements are deferred until set up activities are completed and recognized on a straight‑line basis over remaining expected customer relationship period. Revenues are presented net of discounts, which are volume level driven.

In accordance with Topic 606 Section 10-50-20, any credits due to customers, which are generally performance driven and based upon system availability or response times to incidents, are determined and accounted for as a reduction to revenue in the period in which the services are provided. The Company recognizes revenues from support and maintenance performance obligations over the service delivery period.

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

The Company’s professional services include software development and customization. The contracts generally include project deliverables specified by each customer. The performance obligations in the agreements are generally combined into one deliverable and generally result in the transfer of control over time. The underlying deliverable is owned and controlled by the customer and does not create an asset with an alternative use to us. The Company recognizes revenue on fixed fee contracts on the proportion of labor hours expended to the total hours expected to complete the contract performance obligation, or ratably to the extent the level of effort to satisfy the performance obligation is materially consistent each period.

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

Estimating the transaction price of variable consideration including the variable quantity subscription or transaction contracts in a multiple performance obligation arrangement requires significant judgment. The Company generally estimates this variable consideration at the most likely amount to which the Company expects to be entitled and in certain cases based on the expected value. The Company includes estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. The Company’s estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of the Company’s anticipated performance and all information (historical, current and forecasted) that is reasonably available. The Company reviews and updates these estimates on a quarterly basis.

The Company’s typical performance obligations include the following:

Performance Obligation	When Performance Obligation is Typically Satisfied	How Standalone Selling Price is Typically Estimated
Software License
Software License	Upon shipment or made available for download (point in time)	Observable transactions or residual approach when prices are highly variable or uncertain
Software License with significant customization	Over the performance of the customization and installation of the software (over time)	Residual approach
Hosting Services	As hosting services are provided (over time)	Estimated using a cost-plus margin approach
Professional Services
Consulting	As work is performed (over time)	Observable transactions
Customization	SaaS: Over the remaining term of the SaaS agreement License: Over the performance of the customization and installation of the software (over time)	Observable transactions
Transaction Services	As transaction is processed (over time)	Observable transactions
Subscription Services
Customer Support	Ratably over the course of the support contract (over time)	Observable transactions
SaaS	Over the course of the SaaS service once the system is available for use (over time)	Estimated using a cost-plus margin approach
The payments for the Company’s performance obligations are typically due within 90 days of services being provided for Software License, Professional Services, and Subscription Services, and due within 90 days of transaction for Transaction Services.

Deferred Revenue

Deferred revenues represent billings to customers for services in advance of the performance of services, with revenues recognized as the services are rendered.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Service Level Standards

Pursuant to certain contracts, the Company is subject to service level standards and to corresponding penalties for failure to meet those standards. All performance-related penalties are reflected as a corresponding reduction of the Company’s revenues. These penalties, if applicable, are recorded in the month incurred and were insignificant for the years ended December 31, 2023, 2022 and 2021, respectively.

Cost of Revenues

Cost of services includes all direct materials, direct labor and those indirect costs related to revenues such as indirect labor, materials and supplies and facilities cost, exclusive of depreciation and amortization expense.

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

The unamortized software development costs and amortization expense were as follows:

	Year ended December 31,
	2023	2022	2021
Unamortized software development costs	$19,327	$18,374	$17,040
Software development amortization expense	$13,633	$10,265	$7,630

The Company recognized no impairment charges to its capitalized software intangible assets for the years ended December 31, 2023, 2022 and 2021, respectively.

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

The Company’s top five customers accounted for 96.6%, 94.6% and 92.4% of net revenues for the years ended December 31, 2023, 2022 and 2021, respectively. Contracts with these customers typically run for three to five years. Of these customers, Verizon accounted for more than 10% of the Company’s revenues in 2023, 2022, and 2021, and AT&T accounted for more than 10% of the Company’s revenues in 2023.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less at the date of acquisition to be cash equivalents.

Accounts Receivable

Accounts receivable include amounts billed to customers, claims, and unbilled revenue, which consists of amounts recognized as sales but not yet billed. Substantially all amounts of unbilled receivables are expected to be billed and collected in the subsequent year. The Company had unbilled receivable balances of $0.7 million and $0.5 million as of December 31, 2023 and 2022, respectively.

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
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Noncontrolling Interests and Mandatorily Redeemable Financial Instruments

Noncontrolling interests (“NCI”) are evaluated by the Company and are shown as either a liability, temporary equity (shown between liabilities and equity) or as permanent equity depending on the nature of the redeemable features at amounts based on formulas specific to each entity. Generally, mandatorily redeemable NCIs are classified as liabilities and non-mandatorily redeemable NCIs are classified outside of stockholders’ equity in the Consolidated Balance Sheets as temporary equity under the caption Redeemable noncontrolling interests, and are measured at their redemption values at the end of each period. If the redemption value is greater than the carrying value, an adjustment is recorded in retained earnings to record the NCI at its redemption value. Redeemable NCIs that are mandatorily redeemable are classified as a liability in the Consolidated Balance Sheets under either other current liabilities or other long-term liabilities, depending on the remaining duration until settlement, and are measured at the amount of cash that would be paid if settlement occurred at the balance sheet date with any change from the prior period recognized as interest expense.

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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets acquired, including other definite-lived intangible assets. Goodwill is reviewed for impairment annually in the fourth quarter or when an interim triggering event has occurred indicating potential impairment. The Company has concluded that it has one operating segment and one reporting unit. The Company tests for goodwill impairment on its reporting unit.

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

Foreign Currency Exchange

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

Gains or losses resulting from transactions denominated in foreign currencies are included in other income or expense, within the Consolidated Statements of Operations and were as follows:

	Year Ended December 31,
	2023	2022	2021
Net (loss) gain on foreign currency translations	$(5,131)	$2,835	$(5,839)

Comprehensive Income (Loss)

Reporting on comprehensive income requires components of other comprehensive income, including unrealized gains or losses on available-for-sale securities, to be included as part of total comprehensive income. Comprehensive income is comprised of net income, translation adjustments and unrealized gains and losses on available-for-sale securities. The components of comprehensive income are included in the Consolidated Statements of Comprehensive (Loss) Income.

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

Stock-Based Compensation

As of December 31, 2023, the Company maintains two stock-based compensation plans.

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

Revenues by geography are based on the billing addresses of the Company’s customers. The following tables set forth revenue and property and equipment, net by geographic area:

	Year Ended December 31,
	2023	2022	2021
Revenue:
Domestic	$151,882	$164,255	$178,221
Foreign	12,314	9,501	11,121
Total revenue	$164,196	$173,756	$189,342

	Year Ended December 31,
	2023	2022
Property and equipment, net:
Domestic	$2,570	$2,996
Foreign	1,103	1,445
Total property and equipment, net	$3,673	$4,441

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Note 3. Revenue

Disaggregation of revenue

The Company disaggregates revenue from contracts with customers into the nature of the products and services and geographical regions. The Company’s geographic regions are the Americas, Europe, the Middle East and Africa (“EMEA”), and Asia Pacific (“APAC”). The majority of the Company’s revenue is from the TMT sector.

	Year Ended December 31, 2023
	Cloud	NetworkX[1]	Messaging[2]	Total
Geography:
Americas	$149,901	$790	$1,191	$151,882
APAC	5,078	—	—	5,078
EMEA	7,236	—	—	7,236
Total	$162,215	$790	$1,191	$164,196

Service Line:
Professional Services	$18,004	$—	$(68)	$17,936
Transaction Services	185	—	—	185
Subscription Services	143,430	790	1,259	145,479
License	596	—	—	596
Total	$162,215	$790	$1,191	$164,196

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

	Year Ended December 31, 2022
	Cloud	NetworkX[1]	Messaging[2]	Total
Geography:
Americas	$155,296	$5,748	$3,211	$164,255
APAC	1,470	(28)	—	1,442
EMEA	6,565	1,494	—	8,059
Total	$163,331	$7,214	$3,211	$173,756

Service Line:
Professional Services	$14,278	$1,838	$894	$17,010
Transaction Services	858	31	—	889
Subscription Services	148,195	5,097	2,022	155,314
License	—	248	295	543
Total	$163,331	$7,214	$3,211	$173,756

	Year Ended December 31, 2021
	Cloud	NetworkX[1]	Messaging[2]	Total
Geography:
Americas	$158,283	$18,279	$1,659	$178,221
APAC	485	186	—	671
EMEA	7,213	3,237	—	10,450
Total	$165,981	$21,702	$1,659	$189,342

Service Line:
Professional Services	$15,131	$6,709	$1,385	$23,225
Transaction Services	5,851	50	—	5,901
Subscription Services	142,636	14,943	274	157,853
License	2,363	—	—	2,363
Total	$165,981	$21,702	$1,659	$189,342
_____________________________
1    Includes revenue associated with DXP and Activation contracts divested in the prior period, as well as residual NetworkX contracts recognized in the current and prior periods.
2    Includes revenue recognized in the current and prior periods associated with residual Messaging contracts.

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

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

A contract asset is a right to consideration that is conditional upon factors other than the passage of time. For example, the Company would record a contract asset if it records revenue on a professional services engagement but are not entitled to bill until the Company achieves specified milestones. Contract asset balance at December 31, 2023 and 2022 was $1.2 million and $13.3 million, respectively.

Amounts collected in advance of services being provided are accounted for as contract liabilities, which are presented as deferred revenue on the accompanying balance sheet and are realized with the associated revenue recognized under the contract. Nearly all of the Company's contract liabilities balance is related to services revenue, primarily subscription services contracts.

The Company’s contract assets and liabilities are reported in a net position on a customer basis at the end of each reporting period.

Significant changes in the contract liabilities balance (current and noncurrent) during the period are as follows:

Contract Liabilities[1]
Balance - January 1, 2023	$1,948
Revenue recognized in the period	(164,378)
Amounts billed but not initially recognized as revenue	163,525
Balance - December 31, 2023	$1,095
_____________________________
1    Comprised of Deferred Revenue. $1.9 million of revenue recognized in the period was included in the contract liability balance at the beginning of the period.

Revenues recognized during the year ended December 31, 2023 for performance obligations satisfied or partially satisfied in previous periods were immaterial.

Contract acquisition costs

In connection with the adoption of Topic 606 and the related cost accounting guidance under Accounting Standards Codification (“ASC”) 340, the Company is required to capitalize certain contract acquisition costs consisting primarily of commissions and bonuses paid when contracts are signed. For contracts that have a duration of less than one year, the Company follows a Topic 606 practical expedient and expenses these costs over the estimated customer life, because it does not pay commissions upon renewals that are commensurate with the initial contract. During the years ended December 31, 2023, 2022 and 2021 the amounts of amortization were not material and there were no impairments in relation to costs capitalized.

Contract Fulfillment Costs

Under ASC 340-40, the Company evaluates whether or not it should capitalize the costs of fulfilling a contract. Such costs would be capitalized when they are not within the scope of other standards and: (1) are directly related to a contract; (2) generate or enhance resources that will be used to satisfy performance obligations; and (3) are expected to be recovered. As of December 31, 2023 and 2022, the Company had $0.2 million and nil of capitalized contract fulfillment costs, respectively.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Transaction price allocated to the remaining performance obligations

Topic 606 requires that the Company disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of December 31, 2023. The Company has elected not to disclose transaction price allocated to remaining performance obligations for:

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

As of December 31, 2023, the aggregate amount of transaction price allocated to remaining performance obligations, other than those meeting the exclusion criteria above, was $231.9 million, of which approximately 57.3% is expected to be recognized as revenues within 2 years, and the remainder thereafter.

Estimates of revenue expected to be recognized in future periods also exclude unexercised customer options to purchase services that do not represent material rights to the customer. Customer options that do not represent a material right are only accounted for in accordance with Topic 606 when the customer exercises its option to purchase additional goods or services.

Note 4. Divestitures and Discontinued Operations

Discontinued Operations

Messaging and NetworkX Businesses Sale

On October 31, 2023 (the “Closing Date”), Synchronoss Technologies, Inc. and certain of its affiliated entities (such entities, together with the Company, the “Company Group”) entered into an Asset Purchase Agreement (the “Agreement”) with Lumine Group Software Solutions (Ireland) Limited, a private limited company incorporated under the laws of Ireland, Lumine Group UK Holdco Ltd, Incognito Software Systems Inc., Lumine Group US Holdco, Inc., Lumine Group Australia Holdco Pty Ltd, Openwave Messaging (Ireland) Limited, Razersight Software Solutions Ireland Limited, Spatial Software Solutions Ireland Limited, Razorsight Software Solutions US Inc., and Openwave Messaging US Inc. (such entities, the “Buyer”), pursuant to which the Company Group sold its Messaging and NetworkX businesses (the “Messaging and NetworkX Businesses”) to Buyer (the “Transaction”) for a total purchase price of up to $41,800,000 (the “Purchase Price”), and Buyer assumed certain liabilities of the Messaging and Digital Businesses. Lumine Group Inc., the parent entity of Lumine Group Software Solutions (Ireland) Limited, guaranteed certain obligations of Buyer under the Agreement pursuant to a separate Limited Guaranty, by and between Lumine Group Inc. and the Company, dated as of the date of the Agreement. The Purchase Price, which is subject to set-off rights in certain circumstances and certain adjustments, is payable as follows: (i) $31,300,000 (as adjusted) was paid in cash to the Company on the Closing Date, (ii) an additional $7,200,000 was deposited by Buyer into an escrow account on the Closing Date (which amount will remain in escrow until reconciliation of a net tangible asset adjustment), with any amounts in such escrow account to be released from escrow to either Buyer or the Company, based on whether such reconciliation indicates a deficit or a surplus in net tangible assets relative to a negotiated target amount, following such reconciliation process, which could take in excess of 150 days following the Closing Date for the initial portion of the net tangible asset reconciliation and 300 days or more following the Closing Date for reconciliation of certain specified assets to be completed, (iii) an additional

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

$300,000 in cash (which amount was not deposited into an escrow account) may become payable to the Company in accordance with the terms of the Agreement in the event that the voluntary disclosure process with respect to certain sales tax matters related to the Messaging and NetworkX Businesses are resolved by the Company within 9 months following the Closing Date, and (iv) an additional amount of up to $3,000,000 in cash (which amount was not deposited into an escrow account) may become payable to the Company as an earn-out based on the achievement of specified gross revenue targets for the Messaging and NetworkX Businesses in fiscal year 2023. Pursuant to the Certificate of Designations of the Series B Perpetual Non-Convertible Preferred Stock, on November 3, 2023 the Company redeemed 9,874 shares of its outstanding Series B Preferred Stock by using $10,000,000 of the Purchase Price, of which $9.9 million was related to principal and $0.1 million was related to accrued dividend.

This transaction represents a strategic shift designed to maximize shareholder value and allow the Company to solely focus on providing cloud-centric solutions. In connection with the sale transaction, the Company determined its Messaging and NetworkX Businesses qualified for discontinued operations accounting treatment in accordance with ASC 205-20. The Company allocated $28.6 million goodwill to the transaction using level 3 estimates, and recognized a loss on divestiture of $16.4 million reported in Loss on divestiture in the Consolidated Statements of Operations.

The following tables set forth details of net income from discontinued operations for the years ended December 31, 2023, 2022 and 2021, related to Messaging and NetworkX Businesses sale.

	Year Ended December 31,
	2023	2022	2021
Net revenues	$55,409	$78,872	$91,273
Costs and expenses:
Cost of revenues[1]	29,979	45,202	48,890
Research and development	5,967	6,022	4,526
Selling, general and administrative	11,061	9,173	10,772
Restructuring charges	3	462	1,505
Depreciation and amortization	10,518	16,997	18,834
Total costs and expenses	57,528	77,856	84,527
(Loss) income from operations	(2,119)	1,016	6,746
Interest income	8	12	1
Interest expense	—	(1)	(9)
Other (expense) income, net	(89)	(106)	39
(Loss) income from operations, before taxes	(2,200)	921	6,777
Loss on divestiture	(16,382)	—	—
Provision for income taxes	(1,935)	(1,918)	(1,610)
Net loss	$(20,517)	$(997)	$5,167
_____________________________
1    Cost of revenues excludes depreciation and amortization which are shown separately.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

There were no assets and liabilities related to discontinued operations as of December 31, 2023, as all balances were transferred to Lumine Group upon sale. The following table presents the major classes of assets and liabilities of our discontinued operations related to Messaging and NetworkX Businesses sale.

	December 31,
	2023	2022
Current assets of discontinued operations:
Cash and cash equivalents	$—	$3,611
Accounts receivable, net	—	15,339
Prepaid & other current assets	—	3,344
Total current assets of discontinued operations	—	22,294
Non-current assets of discontinued operations:
Property and equipment, net	—	141
Operating lease right-of-use assets	—	757
Goodwill	—	28,630
Intangible assets, net	—	25,180
Other assets, non-current	—	28
Total non-current assets of discontinued operations	—	54,736
Total assets of discontinued operations	$—	$77,030

Current liabilities of discontinued operations:
Accounts payable	$—	$4,509
Accrued expenses	—	7,802
Deferred revenues, current	—	11,910
Total current liabilities of discontinued operations	—	24,221

Non-current liabilities of discontinued operations:
Deferred revenues, non-current	—	324
Leases, non-current	—	493
Other non-current liabilities	—	1,237
Total non-current liabilities of discontinued operations	—	2,054
Total liabilities of discontinued operations	$—	$26,275

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

The following table summarizes the significant non-cash items and capital expenditures of the discontinued operations that are included in the consolidated statements of cash flows for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
	2023	2022	2021
Operating activities:
Depreciation and amortization	$10,517	$16,997	$18,834
Stock-based compensation	763	997	1,744
Loss on divestiture	16,382	—	—
Investing activities:
Additions to capitalized software	$(4,497)	$(5,809)	$(11,188)
Proceeds from divestiture[1]	23,674	—	—
_____________________________
1    The Company received $31.3 million in cash proceeds from the sale of the Messaging and NetworkX, which was offset by $0.4 million of assumed transaction expenses and $7.2 million of operating cash on the divested entities. Total consideration for the sale also included $1.5 million of estimated deferred consideration, in addition to the cash received.

Divestitures

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

This transaction closed on May 11, 2022. The Company received the $7.5 million cash payment on the transaction close date. The Company received the $0.5 million payment in escrow during the third quarter of 2022 in accordance with the terms of the Asset Purchase Agreement. The remaining $1 million escrow payment has not been received by the Company in accordance with the agreement. As of December 31, 2023 the Company fully reserved for the asset and related receivables recorded within the Selling, general and administrative expenses line item on the Consolidated Statements of Income, and is pursuing collection of the payment.

As of the close of the transaction, the Company determined the fair value of the earn-out provision was $3.6 million of which $3.0 million was recorded as an other current asset and the remaining portion was recorded as non-current other asset. In the fourth quarter of fiscal 2022, iQmetrix and the Company agreed that the required performance conditions were not met. This resulted in a write-off of the earn-out provision recorded within the Selling, general and administrative expenses line item on the Consolidated Statements of Operations.

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

Note 5. Accounts Receivable Securitization Facility

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

The Company drew $12.0 million on the A/R Facility in 2023, and had repaid the balance in 2023. The interest associated with the draw and repayment was not material for the period. The draw down and subsequent repayment of the A/R Facility represent financing activity, as reported in the Statement of Cash Flows. As of December 31, 2023 approximately $8.5 million of the Company’s receivables are held by SN Technologies. As of December 31, 2023 there were no outstanding borrowings against the A/R facility and $5.6 million was available for the Company to draw under the A/R Facility.

Note 6. Allowance for Credit Losses

The accounts receivable balance on the Company’s Consolidated Balance Sheets as of December 31, 2023 was $23.5 million, net of $0.1 million of allowances. Changes in the allowance were not material for the year ended December 31, 2023. The following table provides a roll-forward of the allowance for credit losses that is deducted from the amortized cost basis of trade accounts receivable to present the net amount expected to be collected:

Allowance for credit losses
Balance at December 31, 2022	$51
Current period change for expected credit losses	57
Balance at December 31, 2023	$108

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Note 7. Fair Value Measurements

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

The Company had $24.6 million and $18.3 million of cash and cash equivalents as of December 31, 2023 and 2022 respectively. The company had $12.5 million and nil in money market accounts, measured as Level 1 inputs as of December 31, 2023 and 2022, respectively.

Note 8. Note receivable

Sequential Technology International, LLC

During the second quarter of 2020, the Company entered into an agreement with Sequential Technology International, LLC (“STIN”) and AP Capital Holdings II, LLC (“APC”) to divest its remaining equity interest in STIN as well as settle its paid-in-kind purchase money note (“PIK note”) and certain amounts due as of December 31, 2019 in consideration for a $9.0 million secured promissory note (the “Note”). As of December 31, 2022, the carrying value of the Note after the consideration of the allowance for credit loss was approximately $4.8 million. The Company determined the allowance on the Note using a discounted cash flow analysis, which discounts the expected future cash flows of the asset to determine the collectible amount.

During the third quarter of 2023, the interest payment for the Note was not received by the Company from STIN. In the third quarter of 2023 the Company reassessed the collectability of the Note and determined that a full allowance for credit losses was required equal to the carrying value of the Note, recorded within the Selling, general and administrative expenses line item on the Consolidated Statements of Operations. The Company will continue to pursue collection of the Note.

Note 9. Property and Equipment

Property and equipment consist of the following:

	December 31,
	2023	2022
Computer hardware	$27,000	$115,097
Computer software	17,021	25,492
Furniture and fixtures	2,434	4,027
Finance lease assets	2,085	1,440
Leasehold improvements	12,246	14,406
Property and equipment, gross	60,786	160,462
Less: Accumulated depreciation	(57,113)	(156,021)
Property and equipment, net	$3,673	$4,441
In fiscal 2023, the Company disposed of assets as part of the migration of hosting services for certain customers.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Depreciation expense was approximately $2.2 million, $2.9 million and $5.6 million for the year ended December 31, 2023, 2022, and 2021, respectively. Amortization of property and equipment recorded under capital leases are included in depreciation expense.

Note 10. Goodwill and Intangibles

Goodwill

The Company records goodwill which represents the excess of the purchase price over the fair value of assets acquired, including other definite-lived intangible assets. Goodwill is reviewed annually for impairment or upon the occurrence of events or changes in circumstances that would more likely than not reduce the fair value of the reporting unit below its carrying amount.

The following table shows the adjustments to goodwill during 2023 and 2022:

Goodwill
Balance at December 31, 2021	$195,947
Goodwill allocated to the sale of DXP Business	(7,567)
Translation adjustments	(6,121)
Balance at December 31, 2022	$182,259
Translation adjustments	1,649
Balance at December 31, 2023	$183,908
The Company recognized no impairment charges to its goodwill for the years ended December 31, 2023, 2022, and 2021, respectively.

In connection with the sale of the Messaging and NetworkX businesses, the Company allocated goodwill in the amount of $28.6 million to these businesses based upon relative fair value. Such amount is excluded in all periods in the table above and is included in discontinued operations. For additional information, see Note 4. Divestitures and Discontinued Operations of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

Other Intangible Assets

The Company’s intangible assets with definite lives consist primarily of technology, capitalized software, trade names, and customer lists and relationships. These intangible assets are being amortized on the straight-line method over the estimated useful lives of the assets. Amortization expense related to intangible assets for the years ended December 31, 2023, 2022 and 2021 was $14.6 million, $11.9 million and $11.5 million, respectively.

The Company includes impairment charges to its intangible assets within depreciation and amortization in its Consolidated Statements of Operations. The Company recognized no impairment charges to its intangible assets for the years ended December 31, 2023, 2022 and 2021 respectively.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

The Company’s intangible assets consist of the following:

	December 31, 2023
	Cost	Accumulated Amortization	Net
Technology	$52,545	$(52,545)	$—
Customer lists and relationships	67,129	(64,387)	2,742
Capitalized software and patents	67,687	(48,215)	19,472
Trade name	1,878	(1,878)	—
Total	$189,239	$(167,025)	$22,214

	December 31, 2022
	Cost	Accumulated Amortization	Net
Technology	$51,343	$(51,343)	$—
Customer lists and relationships	65,861	(62,044)	3,817
Capitalized software and patents	52,473	(33,934)	18,539
Trade name	1,869	(1,869)	—
Total	$171,546	$(149,190)	$22,356
Estimated future amortization expense of its intangible assets for the next five years is as follows:

Year ending December 31,
2024	$11,346
2025	4,480
2026	743
2027	17
2028	17
Thereafter	62
Total future amortization	16,665
Capitalized software costs in the development stage[1]	5,549
Total	$22,214
_____________________________
1     Amounts represent capitalized software costs that are currently in the development stage. Amortization of these costs will begin once the software projects are complete and ready for their intended use.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Note 11. Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2023	2022
Accrued compensation and benefits	$17,439	$19,073
Accrued professional service fees	4,587	3,741
Accrued telecommunications and hosting	3,101	1,076
Accrued income taxes payable	338	597
Accrued Series B preferred dividend	2,129	2,298
Accrued operating lease liabilities	5,838	5,202
Accrued finance lease liabilities	562	454
Accrued third party tech services	278	202
Accrued 2021 8.375% Senior Notes - Interest	1,969	1,969
Accrued Sales and Use Tax	1,090	2,401
Accrued other	1,796	7,301
Total	$39,127	$44,314

Note 12. Leases

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

Assets under operating leases are included in Operating lease right-of-use assets, with the related short term liabilities included in Accrued expenses and long term portion included in Leases, non-current on the Consolidated Balance Sheets.

Assets under finance leases are included in Property, plant and equipment, net, with the related short term liabilities included in Accrued Expenses and long term portion in Leases, non-current on the Consolidated Balance Sheets.

Operating lease costs are recognized on a straight-line basis over the lease terms. Finance lease assets are amortized on a straight-line basis over the shorter of the estimated useful lives of the assets or the lease terms.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

The following table presents information about the Company's ROU assets and lease liabilities:

	December 31,
	2023	2022
Operating lease assets:
Non-current operating lease ROU assets	$14,791	$20,106
Finance lease assets:
Equipment, net	1,094	858

Operating lease liabilities:
Lease liabilities, current[1]	5,838	5,202
Lease liabilities, non-current	23,037	28,729
Total operating lease liabilities	$28,875	$33,931

Finance lease liabilities:
Lease liabilities, current[1]	562	454
Lease liabilities, non-current	556	416
Total finance lease liabilities	$1,118	$870
________________________________
1    Amounts are included in Accrued Expenses on the Condensed Consolidated Balance Sheet.

The following table provides a roll-forward of the operating lease ROU assets:

ROU Assets
Balance at December 31, 2021	$24,428
ROU assets amortization	(3,561)
ROU assets impairment	(169)
Foreign exchange	(592)
Balance at December 31, 2022	$20,106
ROU assets amortization	(3,473)
ROU assets impairment	(1,918)
Foreign exchange	76
Balance at December 31, 2023	$14,791

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

The following table provides a roll-forward of the operating lease liabilities:

Operating Lease Liabilities
Balance at December 31, 2021	$40,112
Interest expense	$2,888
Cash payments	(7,876)
Remeasurement	(443)
Foreign exchange and Other	(750)
Balance at December 31, 2022	$33,931
Interest expense	2,490
Cash payments	(7,717)
Foreign exchange and Other	171
Balance at December 31, 2023	$28,875

The following table presents information about lease expense and sublease income:

	Year Ended December 31,
	2023	2022	2021
Finance lease cost:
Interest expense	$77	$59	$33
Depreciation expense	562	378	201
Operating lease cost[1]	5,961	6,485	7,504
Other lease costs and income:
Variable lease costs[1]	1,131	1,141	652
Operating lease impairments (remeasurements), net	1,918	(274)	731
Sublease income[1]	(3,555)	(2,767)	(3,146)
Total net lease cost	$6,094	$5,022	$5,975
_____________________________
1    Amounts are included in Cost of revenues, Selling, general and administrative and/or Research and development expenses in the Consolidated Statements of Operations, based on the function that each underlying leased asset supports.

The following table provides the undiscounted amount of future cash flows included in the Company’s lease liabilities at December 31, 2023 for each of the five years subsequent to December 31, 2023 and thereafter, as well as a reconciliation of such undiscounted cash flows to the Company’s lease liabilities at December 31, 2023:

	Operating Leases	Finance Leases
2024	$7,970	$616
2025	7,805	436
2026	7,875	169
2027	6,279	—
2028	4,276	—
Total future lease payments	34,205	1,221
Less: amount representing interest	(5,330)	(103)
Present value of future lease payments (lease liability)	$28,875	$1,118

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

The following table provides the weighted-average remaining lease term and weighted-average discount rates for the Company’s leases:

	Year Ended December 31,
	2023	2022	2021
Weighted-average remaining lease term (years), weighted based on lease liability balances
Finance Leases	2.19	2.23	2.91
Operating Leases	4.40	5.38	6.25

Weighted-average discount rate (percentages), weighted based on the remaining balance of lease payments:
Finance Leases	9.3%	7.4%	6.3%
Operating Leases	8.0%	8.0%	8.3%

The following table provides certain cash flow and supplemental noncash information related to the Company’s lease liabilities:

	Year Ended December 31,
	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Finance Leases	$641	$424	$231
Operating Leases	$7,717	$7,876	$10,704

Lease liabilities arising from obtaining right-of-use assets:
Finance Leases	$787	$387	$813
Operating Leases	$—	$—	$137

Note 13. Debt

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

The carrying amounts of the Company’s borrowings were as follows:

	December 31,
Senior Notes	2023	2022
2021 Non-convertible 8.375% Senior Notes due 2026	$141,077	$141,077
Unamortized discount and debt issuance cost	(4,862)	(6,493)
Carrying value of Senior Notes	$136,215	$134,584
________________________________
1    Debt issuance costs are deferred and amortized into interest expense using the effective interest method.

Fair value of Debt

The fair value of the 2021 Non-Convertible Senior Notes due 2026 was determined based on the closing trading price of the Senior Notes as of December 31, 2023 and is categorized accordingly as Level 2 in the fair value hierarchy. The Company is in compliance with its debt covenants as of December 31, 2023.

		Fair Value
Senior Notes	Carrying Amount	(Level 1)	(Level 2)	(Level 3)	Total
Balance at December 31, 2022	$134,584	$—	$101,293	$—	$101,293
Balance at December 31, 2023	$136,215	$—	$107,557	$—	$107,557

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

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Interest expense

The following table summarizes the Company’s interest expense:

	Year Ended December 31,
	2023	2022	2021
2021 Non-Convertible 8.375% Senior Notes due 2026:
Amortization of debt issuance costs	$1,534	$1,391	$625
Interest on borrowings	11,816	11,815	5,458
Amortization of debt discount	97	88	9
2019 Revolving Credit Facility:
Amortization of debt issuance costs	—	—	84
Interest on borrowings	—	—	126
Other[1]	516	345	109
Total	$13,963	$13,639	$6,411
________________________________
1    Includes interest on uncertain tax provisions.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Note 14. Accumulated Other Comprehensive (Loss) / Income

The changes in accumulated other comprehensive (loss) income during the years ended December 31, 2023, 2022, and 2021 were as follows:

	Balance at December 31, 2022	Other comprehensive income	Tax effect	Balance at December 31, 2023
Foreign currency	$(40,611)	$18,399	$—	$(22,212)
Unrealized loss on intercompany foreign currency transactions	(3,520)	—	—	(3,520)
Total	$(44,131)	$18,399	$—	$(25,732)

	Balance at December 31, 2021	Other comprehensive (loss) income	Tax effect	Balance at December 31, 2022
Foreign currency	$(29,350)	$(11,261)	$—	$(40,611)
Unrealized (loss) income on intercompany foreign currency transactions	(3,635)	191	(76)	(3,520)
Total	$(32,985)	$(11,070)	$(76)	$(44,131)

	Balance at December 31, 2020	Other comprehensive (loss) income	Tax effect	Balance at December 31, 2021
Foreign currency	$(26,076)	$(3,274)	$—	$(29,350)
Unrealized (loss) income on intercompany foreign currency transactions	(2,137)	(1,984)	486	(3,635)
Total	$(28,213)	$(5,258)	$486	$(32,985)

Note 15. Capital Structure

Reverse Stock Split

On December 4, 2023, the Company’s stockholders approved proposals at a special meeting of stockholders (the “Special Meeting”) amending the Company’s Restated Certificate of Incorporation (as amended, the “Certificate of Incorporation”), to effect a reverse stock split of the Company’s common stock, $0.0001 par value (“Common Stock”), at a ratio in the range of 1-for-5 to 1-to-20, and an associated reduction in the number of shares of Common Stock the Company is authorized to issue. On December 4, 2023, the Company’s Board of Directors (the “Board”) approved a final split ratio of 1-for-9 (the “Reverse Stock Split”) where each nine (9) shares of Common Stock issued and outstanding immediately prior to the Effective Time shall, automatically and without any action on the part of the respective holders thereof, be combined and converted into one (1) share of Common Stock.

Following such approvals, the Company filed an amendment to the Certificate of Incorporation (the “Certificate of Amendment”) to effect the Reverse Stock Split with the Secretary of State of the State of Delaware on December 8, 2023 as of 4:01 p.m. Eastern Time. The Certificate of Amendment states that the Company is authorized to issue two classes of stock to be designated common stock (“Common Stock”) and preferred stock (“Preferred Stock”). The number of shares of Common Stock authorized to be issued is sixteen million six hundred sixty-six thousand six hundred sixty-seven (16,666,667), par value $0.0001 per share, and the number of shares of Preferred Stock authorized to be issued is ten million (10,000,000), par value $0.0001 per share.

As of the opening of trading on December 11, 2023, the Company’s Common Stock began trading on a post-split basis under CUSIP number 87157B400. The Company’s Common Stock will continue to trade on the Nasdaq Capital Market under the symbol “SNCR.”

The Reverse Stock Split was effected simultaneously for all shares of Common Stock issued and outstanding, and affected all holders of the Company’s Common Stock uniformly and does not affect any stockholder’s percentage ownership interests in the Company, except with respect to the treatment of fractional shares. The Company did not issue fractional shares for post-Reverse Stock Split shares in connection with the Reverse Stock Split. Stockholders who otherwise were entitled to receive a

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

fractional share of Common Stock had such fractional share rounded up to the nearest whole share. The Company retroactively displayed the effect of the Reverse Stock Split change in the Consolidated Balance Sheets, and retroactively adjusted the computations of basic and diluted EPS for all periods presented on the Consolidated Statement of Operations.

As of December 31, 2023, the Company’s authorized capital stock was 26,666,667 shares of stock with a par value of $0.0001, of which 16,666,667 shares were designated as common stock and 10,000,000 shares were designated as preferred stock, 150,000 of which were designated Series B Perpetual Non-Convertible Preferred Stock.

Common Stock

Each holder of common stock is entitled to vote on all matters and is entitled to one vote for each share held. Dividends on common stock will be paid when, and if, declared by the Company’s Board of Directors. No common stock dividends have ever been declared or paid by the Company.

Common Stock Offering

On June 29, 2021, the Company closed its underwritten public offering of common stock, par value $0.0001 per share. The offering was conducted pursuant to an underwriting agreement (the “Underwriting Agreement”) dated June 24, 2021, by and between the Company and B. Riley Securities, Inc., as representative of the several underwriters (the “Underwriters”) for net proceeds of $102.3 million. At the closing, the Company issued 4,700,855 shares of common stock, inclusive of 427,351 shares of common stock issued pursuant to the full exercise of the Underwriters’ option to purchase additional shares of common stock. The Company used the net proceeds for the redemption of the Series A Convertible Preferred Stock.

Treasury Stock

Prior to 2021, the Company held 795,779 shares in Treasury. In the second quarter of 2021, the entire balance of Treasury Stock was sold in the underwritten public offering. Any related additional paid in capital and par values were removed from the common stock numbers. Treasury Stock balance is nil as of December 31, 2023.

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

Certificate of Designation of the Series B Preferred Stock

The rights, preferences, privileges, qualifications, restrictions and limitations of the shares of Series B Preferred Stock are set forth in the Series B Certificate. Under the Series B Certificate, the holders of the Series B Preferred Stock are entitled to receive, on each share of Series B Preferred Stock on a quarterly basis, an amount equal to the dividend rate, as described in the following sentence, divided by four and multiplied by the then-applicable Liquidation Preference per share of Series B Preferred Stock (collectively, the “Preferred Dividends”). The dividend rate is (1) 9.5% per annum for the period commencing on June 30, 2021 and ending on and including December 31, 2021, (2) 13% per annum for the year commencing on January 1,

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

2022 and ending on and including December 31, 2022; and (3) 14% per annum for the year commencing on January 1, 2023 and thereafter. The Preferred Dividends will be due in cash on January 1, April 1, July 1 and October 1 of each year (each, a “Series B Dividend Payment Date”). The Company may choose to pay the Series B Preferred Dividends in cash or in additional shares of Series B Preferred Stock. In the event the Company does not declare and pay a dividend in cash on any Series B Dividend Payment Date, the unpaid amount of the Preferred Dividend will be added to the Liquidation Preference. As of December 31, 2023, the Liquidation Value and Redemption Value of the Series B Preferred Shares was $63.0 million.

Each share of Series B Preferred Stock is redeemable at the option of the holder upon the occurrence of a “Fundamental Change” at (i) par in the case of a payment in cash or (ii) 1.5 times par in the case of payment in shares of Common Stock (such shares being, “Registrable Securities”), subject to certain limitations on the amount of stock that could be issued to the holders of Series B Stock. In addition, the Company will be permitted to redeem outstanding shares of the Series B Preferred Stock at any time for the sum of the then-applicable Liquidation Preference and the accrued but unpaid dividends. Pursuant to the Series B Certificate, the Company will be required to use (i) the first $50.0 million of proceeds from certain transactions (i.e., disposition, sale of assets, tax refunds) received by the Company to redeem for cash, shares of the Series B Preferred Stock, on a pro rata basis among each holder of Series B Preferred Stock and (ii) the next $25.0 million of proceeds from certain transactions received by the Company may be used by the Company to buy back shares of Common Stock and to the extent, not used for such purpose by the Company, to redeem, for cash, shares of the Series B Preferred Stock, on a pro rata basis among each holder of the Series B Preferred Stock.

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

A summary of the Company’s Series B Preferred Stock balance at December 31, 2023 and changes during the year ended December 31, 2023 and 2022, are presented below:

	Series B Preferred Stock
	Shares		Amount
Balance at December 31, 2021	75	PY	$72,505
Amortization of preferred stock issuance costs	—		143
Issuance of preferred PIK dividend	3		2,438
Redemption of Series B preferred shares	(7)		(6,738)
Balance at December 31, 2022	71		$68,348
Amortization of preferred stock issuance costs	—		328
Redemption of Series B preferred shares	(10)		(9,874)
Balance at December 31, 2023[1]	61		$58,802
________________________________
1    Series B preferred stock net principal balance of $58.8 million is presented as gross principal balance of $60.8 million net of $2.0 million unamortized issuance costs.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

The Company paid Series B Perpetual Non-Convertible Preferred Stock dividend of $9.8 million in cash for the year ended December 31, 2023. On January 2, 2024 the Company paid the accrued Series B Perpetual Non-Convertible Preferred Stock dividend of $2.1 million in cash.

Series A Convertible Preferred Stock

In accordance with the terms of the Share Purchase Agreement dated as of October 17, 2017 (the “PIPE Purchase Agreement”), with Silver Private Holdings I, LLC, an affiliate of Siris (“Silver”), on February 15, 2018, the Company issued to Silver 185,000 shares of its newly issued Series A Convertible Participating Perpetual Preferred Stock (the “Series A Preferred Stock”), par value $0.0001 per share, with an initial liquidation preference of $1,000 per share, in exchange for $97.7 million in cash and the transfer from Silver to the Company of the 666,075 shares of the Company’s common stock held by Silver (the “Preferred Transaction”).

Redemption of Series A Preferred Stock

The net proceeds from the common stock public offering, Senior Note offering and the Series B Transaction was used in part to fully redeem all outstanding shares of the Company’s Series A Preferred Stock on June 30, 2021 (the “Redemption”). The Company redeemed in full all of the 268,917 outstanding shares of the Series A Preferred Stock for an aggregate Redemption Price of $278.7 million and all rights under the Investor Rights Agreement relating to the Series A Preferred Stock were terminated effective with the Redemption. No Series A Preferred Stock remains outstanding or authorized as of December 31, 2023. In addition, on June 30, 2021, in connection with the redemption of the Series A Preferred Stock, the Investor Rights Agreement between the Company and Silver terminated.

Note 16. Stock Plans

In March 2015, the Company adopted the 2015 Equity Incentive Plan (the “2015 Plan”). The 2015 Plan replaces the Company’s prior 2000 Equity Incentive Plan and the 2006 Equity Incentive Plan. Beginning March 2015, all awards were granted under the 2015 Plan. In addition, any awards that were previously granted under any prior Plans that terminate without issuance of shares, shall be eligible for issuance under the 2015 Plan.

Under the 2015 Plan, the Company may grant to its employees, outside directors and consultants awards in the form of non-qualified stock options, shares of restricted stock, stock units, or stock appreciation rights and performance shares. The Company’s Board of Directors administers the Plan and is responsible for determining the individuals to be granted options or shares, the number of options or shares each individual will receive, the price per share and the exercise period of each option. The maximum number of shares of common stock authorized for issuance under the 2015 Plan is 4,688,576 shares as of December 31, 2023.

On December 15, 2017, the Compensation Committee adopted the 2017 New Hire Equity Incentive Plan (“2017 Plan”), which is intended to be exempt from the stockholder approval requirements under the “inducement grant exception” provided by the Inducement Rule. The Committee authorized the issuance of stock grants to new hires, with the purpose of promoting the long-term success of the Company and the creation of stockholder value by (a) providing for the attraction and retention of new employees with exceptional qualifications, (b) encouraging new employees to focus on critical long-range objectives, and (c) linking new employees directly to stockholder interests through increased stock ownership. As required by the Inducement Rule, the Company issues a press release promptly upon issuing shares to new employees pursuant to the 2017 Plan. The maximum number of shares of common stock authorized for issuance under the 2017 Plan is 229,635 shares as of December 31, 2023.
As of December 31, 2023, there were 0.7 million shares available for the grant or award under the Company’s 2015 Plan and 0.1 million shares available for the grant or award under the Company’s 2017 Plan.

The Company’s performance based cash units granted to employees under the Long Term Incentive (“LTI”) Plans have been accounted for as liability awards, due to the Company’s intent and the ability to settle such awards in cash upon vesting and has reflected such awards in accrued expenses on the Condensed Consolidated Balance Sheet. As of December 31, 2023, the liability for such awards is approximately $0.4 million.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Stock-Based Compensation

The following table summarizes stock-based compensation expense related to all of the Company’s stock awards included by operating expense categories, as follows:

	Year Ended December 31,
	2023	2022	2021
Cost of revenues	$109	$249	$719
Research and development	1,291	1,472	2,313
Selling, general and administrative	2,990	2,743	4,529
Total stock-based compensation expense	$4,390	$4,464	$7,561

The following table summarizes stock-based compensation expense related to all of the Company’s stock awards included by award types, as follows:

	Year Ended December 31,
	2023	2022	2021
Stock options	$1,334	$1,981	$3,061
Restricted stock awards	2,930	2,500	4,356
Performance based cash units	126	(17)	144
Total stock-based compensation before taxes	$4,390	$4,464	$7,561
Tax benefit	$958	$938	$1,541

The total stock-based compensation cost related to unvested equity awards as of December 31, 2023 was approximately $4.0 million. The expense is expected to be recognized over a weighted-average period of approximately 0.7 years.

The total stock-based compensation cost related to unvested performance-based cash units as of December 31, 2023 was approximately $0.2 million. The expense is expected to be recognized over a weighted-average period of approximately 1.2 years.

Stock Options

Stock options that were granted under the Company’s Plans generally vest one-third of the shares on the first, second and third anniversary of the grant date subject to optionee’s continuous service.

Other than as set forth in Note 15. Capital Structure, there were no significant changes to the Company’s Stock Option Plans during the year ended December 31, 2023.

The Company uses the Black-Scholes option pricing model for determining the estimated fair value for stock options. The weighted-average assumptions used in the Black-Scholes option pricing model are as follows:

	Year Ended December 31,
	2023	2022	2021
Expected stock price volatility	74.5%	74.1%	82.3%
Risk-free interest rate	4.3%	3.1%	0.7%
Expected life of options (in years)	4.30	4.15	4.23
Expected dividend yield	0.0%	0.0%	0.0%
Weighted-average fair value of the options	$3.95	$6.39	$16.49

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

The following table summarizes information about stock options outstanding as of December 31, 2023:

Options	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2022	739	$34.23
Options Granted	6	6.63
Options Exercised	—	—
Options Cancelled	(96)	58.23
Outstanding at December 31, 2023	649	$30.44	3.71	$5
Vested and exercisable at December 31, 2023	434	$38.42	2.96	$—

The total intrinsic value of stock options exercised during the year ended December 31, 2023 and 2022 was nil and nil, respectively. The total intrinsic value of stock options exercisable as of December 31, 2023 and 2022 was nil and nil, respectively.

Awards of Restricted Stock and Performance Stock

Restricted stock awards (“Restricted Stock”) granted under the Company’s Plans generally vest one-third of the applicable shares on the first, second, and third anniversary of the date of grant, subject to continuous service provided.

Generally, performance stock awards granted under the Company’s 2015 Plan vest at the end of a three-year period based on service and achievement of certain performance objectives determined by the Company’s Board of Directors.

Other than as set forth in Note 15. Capital Structure, there were no significant changes to the Company’s restricted stock award (“Restricted Stock”) and performance stock plan during the year ended December 31, 2023.

A summary of the Company’s unvested restricted stock at December 31, 2023, and changes during the year ended December 31, 2023, is presented below:

Unvested Restricted Stock	Number of Awards	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2022	487	$16.37
Granted	366	8.54
Granted adjustment[1]	(44)	17.17
Vested	(204)	15.36
Forfeited	(114)	11.61
Unvested at December 31, 2023	491	$10.88
_____________________________
1    Represents shares adjusted due to rounding up to the whole shares due to Reverse Stock Split during the fourth quarter of 2023.

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

A summary of the Company’s unvested performance-based cash units at December 31, 2023 and changes during the year ended December 31, 2023, is presented below:

Performance based cash units	Number of Awards	Period end Fair Value
Outstanding at December 31, 2022	653	$5.58
Granted	134
Granted adjustment [1]	(143)
Vested and distributed [2]	(14)
Forfeited	(123)
Outstanding at December 31, 2023	507	$6.21
_____________________________
1    Includes changes in the unvested units due to performance adjustments.
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

Note 17. 401(k) Plan

The Company has a 401(k) plan (the “401(k) Plan”) covering all eligible employees. The 401(k) Plan allows for a discretionary employer match. The Company incurred and expensed $1.6 million, $1.5 million, and $2.2 million for the years ended December 31, 2023, 2022 and 2021, respectively, in 401(k) Plan match contributions.

Note 18. Restructuring

The Company continues to identify workforce optimization opportunities to better align the Company’s resources with its key strategic priorities.

A summary of the Company’s restructuring accrual at December 31, 2023 and changes during the year ended December 31, 2023, are presented below:

	Balance at December 31, 2022	Charges	Payments	Other Adjustments	Balance at December 31, 2023
Employment termination costs	$808	$4,013	$(2,419)	$(14)	$2,388

Employee termination costs are reported in Restructuring charges on the Consolidated Statements of Operations. Short term liabilities related to employee termination costs of $2.1 million are included in Accrued expenses under Current liabilities, and long term portion of $0.3 million included in Other liabilities, non-current on the Consolidated Balance Sheets.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Note 19. Income Taxes

The components of (loss) income from continuing operations before income taxes are as follows:

	Year Ended December 31,
	2023	2022	2021
Domestic	$(48,967)	$(34,752)	$(53,746)
Foreign	19,656	27,974	16,694
Total	$(29,311)	$(6,778)	$(37,052)
The components of income tax (expense) benefit from continuing operations are as follows:

	Year Ended December 31,
	2023	2022	2021
Current:
Federal	$(1,114)	$(1,159)	$6,443
State	(67)	(62)	(65)
Foreign	(821)	1,139	635
Deferred:
Federal	(2,747)	(26)	(26)
State	3	157	(21)
Foreign	3	10	1,821
Income tax (provision) benefit	$(4,743)	$59	$8,787
The Company recognized approximately $4.7 million in related income tax expense and $0.1 million in related income tax benefit during the years ended December 31, 2023 and 2022, respectively. The effective tax rate was approximately (16.2)% for the year ended December 31, 2023, which was lower than the U.S. federal statutory rate primarily due to the impact of Global Intangible Low-Taxed Income, attributable to income in foreign jurisdictions and the impact of the U.S. capitalization of research expenses, and the impact of recognizing a deferred tax liability associated with changes in management’s indefinite reinvestment assertion under APB 23 for one foreign jurisdiction. This decrease was partially offset by loss jurisdictions where full valuation allowances have been recorded, foreign rate differential and GAAP to statutory adjustments. The Company’s effective tax rate was approximately 0.9% for the year ended December 31, 2022, which was lower than the U.S. federal statutory rate primarily due to the impact of Global Intangible Low-Taxed Income, attributable to income in foreign jurisdictions and the impact of the U.S. capitalization of research expenses, and the divestiture of the DXP and Activation assets. This decrease was partially offset by loss jurisdictions where full valuation allowances have been recorded and foreign income tax credits generated in the period.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Reconciliations of the statutory tax rates and the effective tax rates from continuing operations for the years ended December 31, 2023, 2022 and 2021 are as follows:

	Year Ended December 31,
	2023	2022	2021
Statutory rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	(0.2)%	0.8%	(0.3)%
Effect of rates different than statutory	4.2%	30.2%	3.9%
Minority interest	—%	0.6%	(0.1)%
Stock based compensation	(1.9)%	(14.5)%	(4.1)%
Foreign basis differences	5.0%	16.1%	5.4%
Regulatory matters	—%	—%	(7.1)%
Other permanent adjustments	(3.3)%	(3.3)%	(2.2)%
Withholding tax	(2.8)%	—%	—%
Federal and foreign tax credits	0.6%	1.6%	0.3%
Change in valuation allowance	4.8%	89.2%	9.0%
Uncertain tax positions	0.1%	(2.3)%	(3.5)%
Other	—%	(0.1)%	(0.4)%
Divestiture of assets	—%	(17.6)%	—%
Global intangible low-taxed income	(20.5)%	(131.3)%	(9.8)%
NOL carryback and other refund claims	—%	—%	11.6%
Deferred tax adjustments	(1.1)%	2.2%	—%
Return to provision	(1.2)%	8.3%	—%
ABP 23 liability	(20.9)%	—%	—%
Effective tax rate	(16.2)%	0.9%	23.7%

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	As of December 31,
	2023	2022
Deferred tax assets:
Accrued liabilities	$486	$935
Deferred revenue	—	824
Bad debts reserve	3,163	2,219
Deferred compensation	4,150	4,164
Federal net operating loss carry forwards	4,271	4,871
State net operating loss carry forwards	8,641	8,771
Foreign net operating loss carry forwards	4,999	7,030
Lease obligations	5,706	6,509
Capital loss carry forwards	7,633	5,449
Intangible assets	1,470	2,392
Basis difference	6,372	6,454
Credits	3,331	7,815
Fixed assets	639	732
Interest limitation	1,088	32
Capitalization of research expenses	21,805	12,155
Other	33	233
Total deferred tax assets	$73,787	$70,585

Deferred tax liabilities:
Unrepatriated Earnings	$(6,604)	$—
Basis difference	(2,078)	(2,880)
Depreciation and amortization	(666)	(709)
Prepaids	(323)	(466)
Lease assets	(2,524)	(3,470)
Other	(734)	(497)
Total deferred tax liabilities	(12,929)	(8,022)
Less: valuation allowance	(64,065)	(63,029)
Net deferred income tax (liabilities) assets	$(3,207)	$(466)
As of December 31, 2023, the Company has federal and state income tax net operating loss (“NOL”) carryforwards of $20.3 million and $148.9 million, respectively, including NOL carryforwards which will expire at various dates from 2025 through 2041, and NOL carryforwards which do not expire. The Company also has foreign NOL carryforwards in various jurisdictions of $36.5 million that have various carryforward periods. Such NOL carryforwards expire as follows:

Year	NOL carryforward
2024	$—
2025	445
2026-2041	169,612
Indefinite	35,683
Total	$205,740

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

As of December 31, 2022, the Company has federal and state income tax credit carryforwards of $2.2 million and $1.5 million, respectively, including state credits of approximately $0.4 million which will expire in 2024, other credits which will expire at various dates from 2025 through 2039 and credits which do not expire.

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

The Company continues to evaluate the ability to realize all of its net deferred tax assets at each reporting date and records a benefit for deferred tax assets to the extent it has deferred tax liabilities that provide a source of income to benefit the deferred tax asset. As a result of this analysis, the Company recorded a valuation allowance against the net deferred tax assets of certain foreign jurisdictions as the realization of these assets is not more likely than not, given uncertainty of future earnings in these jurisdictions. The valuation allowance increased by $1.0 million during the year ended December 31, 2023 and decreased by $5.9 million during the year ended December 31, 2022, respectively. The increase in tax year ended December 31, 2023 is primarily related to an increase in deferred tax assets including capital loss carryforward, interest expense limitation and capitalization of research expenditures, net of utilization of tax credit and net operating loss carryforwards. This increase was partially offset by an increase in deferred tax liabilities primarily associated with changes in management’s indefinite reinvestment assertion under APB 23 for one foreign jurisdiction. The decrease in tax year ended December 31, 2022 is primarily related to a decrease in deferred tax assets including deferred revenue, intangibles and net operating loss, interest expense and tax credit carryforwards, net of capitalization of research expenditures. This decrease was partially offset by a decrease in deferred tax liabilities primarily associated with intangible assets during the period.

The Company's accounting policy is to record the tax impacts of Global Intangible Low-Taxed Income as a period cost. The Company’s current accounting policy related to stranded tax effects in accumulated other comprehensive income is to review and reclassify on an item-by-item basis.

The Company is subject to taxation in the United States and various states and foreign jurisdictions. As of December 31, 2023, the Company’s tax years for 2020 through 2023 are subject to examination by the tax authorities. With few exceptions, as of December 31, 2023, the Company is no longer subject to U.S. federal, state, local, or foreign examinations by tax authorities for years before 2020. Additionally, to the extent we utilize our NOL carryforwards in the future, the tax years in which the attribute was generated may still be adjusted upon examination by the tax authorities in the future period when the attribute is utilized.

During 2021 the Internal Revenue Service commenced an audit of certain of the Company’s prior year U.S. federal income tax filings, including the 2013 through 2020 tax years. The audit is currently ongoing and while receipt of the associated refunds would materially improve its financial position, the Company does not believe that the results of this audit will have a material effect on its financial position or results of operations. Due to the ongoing audit, U.S. federal tax returns for years 2013 – 2020 remain subject to future examination by the tax authorities.

The Company received $4.3 million in federal tax refunds in the second quarter of 2022. There is no change to the Company’s position on the remaining tax refunds.

Our policy has been to leave our cumulative unremitted foreign earnings invested indefinitely outside the United States, and we intend to continue this policy for most of our foreign subsidiaries. During 2023, we changed our indefinite reinvestment assertion for our Indian subsidiary and recorded a deferred tax liability associated with the outside basis difference. The Company continues to assert permanent reinvestment of foreign earnings in all other foreign jurisdictions. Due to the timing and circumstances of repatriation of such earnings, if any, it is not practicable to determine the unrecognized deferred tax liability relating to such amounts.

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

On October 8, 2021, the Organization for Economic Co-operation and Development (“OECD”) released a statement on the OECD/G20 Inclusive Framework on Base Erosion and Profit Shifting, which agreed to a two-pillar solution to address tax challenges of the digital economy. On December 20, 2021, the OECD released Pillar Two model rules defining a 15% global minimum tax rate for large multinational corporations (the “Pillar Two Framework”). The OECD continues to release additional guidance and countries are implementing legislation with widespread adoption of the Pillar Two Framework expected by 2024. The Company is not currently subject to these rules but is continuing to evaluate the Pillar Two Framework and its potential impact on future periods.

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

On January 31, 2024, the House of Representatives passed a proposed tax bill which, among other provisions, aims to reinstate 100% bonus depreciation for property placed in service in 2023 and through 2025 and to allow taxpayers to expense domestic research costs retroactively back to 2022 and prospectively through tax years beginning before 2026. Enactment remains uncertain and the Company continues to monitor the ongoing developments in the proposed legislation.

A reconciliation of the amounts of unrecognized tax benefits excluding interest, are as follows:

Unrecognized tax benefits
Balance at December 31, 2020	$3,283
Decrease related to lapse of Statute of Limitations	(827)
Increase for tax positions of current period	2,058
Balance at December 31, 2021	4,514
Decrease related to lapse of Statute of Limitations	(1,043)
Increase for tax positions of current period	966
Balance at December 31, 2022	4,437
Decrease related to lapse of Statute of Limitations	(64)
Balance at December 31, 2023	$4,373
Included in the balance of unrecognized tax benefits associated with uncertain tax positions as of the years ended December 31, 2023 and 2022, are $3.8 million and $3.9 million, respectively, of tax benefits that, if recognized, would affect the effective tax rate.

The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in interest expense. The liability for unrecognized tax benefits excludes accrued interest of $0.7 million, $0.4 million and $0.4 million, for the years ended December 31, 2023, 2022 and 2021, respectively. The Company does not believe that it is reasonably possible that any of its currently unrecognized tax benefits primarily related to research and development credits and other U.S. tax positions, may be recognized by the end of 2024 as a result of a lapse of the statute of limitations.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Note 20. Earnings per Common Share (“EPS”)

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

	Year Ended December 31,
	2023	2022	2021
Numerator - Basic:
Net loss from continuing operations	$(34,054)	$(6,719)	$(28,265)
Net income (loss) attributable to redeemable noncontrolling interests	36	(200)	156
Preferred stock dividend	(10,007)	(9,552)	(35,509)
Net loss attributable to Synchronoss from continuing operations	(44,025)	(16,471)	(63,618)

Net (loss) income from discontinued operations, net of taxes	(20,517)	(997)	5,167
Net loss attributable to Synchronoss	$(64,542)	$(17,468)	$(58,451)

Numerator - Diluted:
Net loss attributable to Synchronoss from continuing operations	$(44,025)	$(16,471)	$(63,618)
Net (loss) income from discontinued operations, net of taxes	(20,517)	(997)	5,167
Net loss attributable to Synchronoss	$(64,542)	$(17,468)	$(58,451)

Denominator:
Weighted average common shares outstanding — basic	9,745	9,626	7,235
Weighted average common shares outstanding — diluted	9,745	9,626	7,235

Earnings (loss) per share:
Basic EPS:
Net loss from continuing operations	$(4.52)	$(1.71)	$(8.79)
Net (loss) income from discontinued operations	$(2.10)	$(0.10)	$0.71
Basic EPS	$(6.62)	$(1.81)	$(8.08)
Diluted EPS:
Net loss from continuing operations	$(4.52)	$(1.71)	$(8.79)
Net (loss) income from discontinued operations	$(2.10)	$(0.10)	$0.71
Diluted EPS	$(6.62)	$(1.81)	$(8.08)

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Note 21. Commitments

Non-cancelable agreements

The Company has various non-cancelable arrangements such as services for hosting, support, and software that expire at various dates, with the latest expiration in 2026.

Aggregate annual future minimum payments under non-cancelable agreements as of December 31, 2023 are as follows:

Year	Non-cancelable agreements
2024	$17,729
2025	12,559
2026	797
Total	$31,085

Note 22. Legal Matters

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

On or about July 12, 2023, the Company filed a complaint in the Superior Court of the State of Delaware against iQmetrix Global Ltd. (“iQmetrix") for breach of the asset purchase and transition services agreements by and between the Company and iQmetrix as a result of iQmetrix’s failure to pay amounts due under those agreements in excess of $1,200,000. On September 11, 2023, iQmetrix filed its “Answer Defenses and Counterclaims” against the Company, claiming the Company breached the asset purchase, transition services and software license agreements, committed fraud and breached the implied covenant of good faith and fair dealing entitling iQmetrix to an amount to be determined at trial. On October 10, 2023, the Company filed its “Answer to Defendant’s Counterclaims” denying all counts asserted by iQmetrix and asserting certain affirmative defenses thereto. The Company believes that the counterclaims are without merit, and the Company intends to defend all such counterclaims.

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

Note 23. Additional Financial Information

Other (expense) income, net

The following table sets forth the components of Other (expense) income, net included in the Consolidated Statements of Operations:

	Year Ended December 31,
	2023	2022	2021
Foreign exchange gains (losses)[1]	$(5,131)	$2,835	$(5,839)
Government refunds[2]	—	828	450
Income from sale of intangible assets[3]	—	—	550
Other[4]	3	(110)	(77)
Total	$(5,128)	$3,553	$(4,916)
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

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Note 24. Summary of Quarterly Results of Operations (Unaudited)

Quarterly results of operations for 2023 and 2022 are as follows:

	Quarter Ended
2023	March 31,	June 30,	September 30,	December 31,
Net revenues	$41,985	$41,019	$39,790	$41,402
Net loss from continuing operations	(9,338)	(8,469)	(4,442)	(11,805)
Net (loss) income from discontinued operations, net of taxes	(1,593)	(49)	1,763	(20,638)
Net loss	(10,931)	(8,518)	(2,679)	(32,443)
Net loss attributable to Synchronoss	(13,391)	(10,979)	(5,171)	(35,001)
Earnings (loss) per share[1]:
Basic:
Net loss from continuing operations	$(1.22)	$(1.13)	$(0.71)	$(1.46)
Net loss from discontinued operations	(0.17)	—	0.18	(2.10)
Basic	$(1.39)	$(1.13)	$(0.53)	$(3.56)
Diluted:
Net loss from continuing operations	$(1.22)	$(1.13)	$(0.71)	$(1.46)
Net loss from discontinued operations	(0.17)	—	0.18	(2.10)
Diluted	$(1.39)	$(1.13)	$(0.53)	$(3.56)
Weighted-average common shares outstanding:
Basic	9,653	9,685	9,809	9,822
Diluted	9,653	9,685	9,809	9,822
________________________________
1    Per common share amounts for the quarters and full year have been calculated separately. Accordingly, quarterly amounts do not add to the annual amount because of differences in the number of weighted-average common shares outstanding during each period which results principally from the effect of issuing shares of the Company’s common stock and options exercised throughout the year.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

	Quarter Ended
2022	March 31,	June 30,	September 30,	December 31,
Net revenues	$46,879	$46,055	$39,570	$41,252
Net loss from continuing operations	(619)	8,874	1,210	(16,184)
Net (loss) income from discontinued operations, net of taxes	(2,418)	(953)	(124)	2,498
Net loss	(3,037)	7,921	1,086	(13,686)
Net loss attributable to Synchronoss	(5,590)	5,327	(1,278)	(15,927)
Earnings (loss) per share[1]:
Basic:
Net loss from continuing operations	$(0.33)	$0.65	$(0.12)	$(1.92)
Net loss from discontinued operations	(0.26)	(0.10)	(0.01)	0.26
Basic	$(0.59)	$0.55	$(0.13)	$(1.66)
Diluted:
Net loss from continuing operations	$(0.33)	$0.63	$(0.12)	$(1.92)
Net loss from discontinued operations	(0.26)	(0.09)	(0.01)	0.26
Diluted	$(0.59)	$0.54	$(0.13)	$(1.66)
Weighted-average common shares outstanding:
Basic	9,541	9,680	9,600	9,606
Diluted	9,541	9,917	9,600	9,606
________________________________
1    Per common share amounts for the quarters and full year have been calculated separately. Accordingly, quarterly amounts do not add to the annual amount because of differences in the number of weighted-average common shares outstanding during each period which results principally from the effect of issuing shares of the Company’s common stock and options exercised throughout the year.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, to allow timely decisions regarding required disclosure. Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2023. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2023.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2023 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with GAAP.

Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, audited the effectiveness of our internal control over financial reporting as of December 31, 2023. Ernst & Young LLP has issued their report which is included elsewhere herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our controls performed during the year ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Synchronoss Technologies, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Synchronoss Technologies, Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Synchronoss Technologies, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) and our report dated March 25, 2024 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
Iselin, New Jersey
March 25, 2024

ITEM 9B. OTHER INFORMATION
Rule 10b5-1 Trading Plans

On November 10, 2023, Laurie Harris, director and chairperson of the audit committee of the Company’s Board of Directors, adopted a trading arrangement for the sale of shares of our common stock (a "Rule 10b5-1 Trading Plan") that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c). Ms. Harris’ Rule 10b5-1 Trading Plan provides for the sale of up to 4,810 shares of common stock pursuant to the terms of the plan. The plan is effective through November 11, 2024 unless earlier terminated in accordance with the terms of the plan.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

a.Identification of Directors. Information concerning the directors of Synchronoss is set forth under the heading “Election of Directors” in the Synchronoss Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023 and is incorporated herein by reference.

b.Audit Committee Financial Expert. Information concerning Synchronoss’ audit committee financial expert is set forth under the heading “Audit Committee” in the Synchronoss Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023 and is incorporated herein by reference.

c.Identification of the Audit Committee. Information concerning the audit committee of Synchronoss is set forth under the heading “Audit Committee” in the Synchronoss Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023 and is incorporated herein by reference.

d.Delinquent Section 16(a) Reports. Information concerning non-compliance, if any, with beneficial ownership reporting requirements is set forth under the caption “Delinquent Section 16(a) Reports” in the Synchronoss Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023 and is incorporated herein by reference.

e.Information about our Executive Officers. Information concerning the executive officers of Synchronoss is set forth under the heading “Information about our Executive Officers” in the Synchronoss Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023 and is incorporated herein by reference.

Code of Ethics. Information concerning the Synchronoss Workplace Code of Ethics and Business Conduct is set forth under the caption “Workplace Code of Ethics and Business Conduct” in the Synchronoss Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023 and is incorporated herein by reference. The Company intends to disclose on its website any amendments to, or waivers from, its Code of Business Conduct that are required to be disclosed pursuant to the rules of the SEC. Information contained on, or connected to, our website is not incorporated by reference into this annual report and should not be considered part of this report or any other filing that we make with the SEC.

ITEM 11. EXECUTIVE COMPENSATION

Information concerning executive compensation is set forth under the headings “Compensation of Executive Officers” and “Securities Authorized for Issuance Under Equity Compensation Plans” in the Synchronoss Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning shares of Synchronoss equity securities beneficially owned by certain beneficial owners and by management is set forth under the heading “Equity Security Ownership of Certain Beneficial Owners and Management” in the Synchronoss Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023 and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information concerning certain relationships and related transactions is set forth under the heading “Certain Related Party Transactions” in the Synchronoss Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023 and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information concerning fees and services of the Company’s principal accountants is set forth under the heading “Report of the Audit Committee” and “Independent Registered Public Accounting Firm’s Fees” in the Synchronoss Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023 and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

We have filed the following documents as part of this Form 10-K:

(a)(1) Consolidated Financial Statements:

(a)(2) Schedule for the years ended December 31, 2023, 2022, 2021:

Schedule II - Valuation and Qualifying Accounts

    December 31, 2023, 2022, 2021:

	Beginning Balance	Additions	Reductions	Ending Balance
	(In thousands)
Allowance for credit losses:
2023	$51	$61	$(4)	$108
2022	$89	$86	$(124)	$51
2021	$118	$467	$(496)	$89

	Beginning Balance	Additions	Reductions	Ending Balance
	(In thousands)
Valuation allowance for deferred tax assets:
2023	$63,029	$11,843	$(10,807)	$64,065
2022	$68,933	$542	$(6,446)	$63,029
2021	$69,440	$2,992	$(3,499)	$68,933

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
		10-Q	001-40574	2.1	November 8, 2023
3.1	Restated Certificate of Incorporation of the Registrant.	10-K	001-40574	3.1	March 15, 2023
3.2	Amended and Restated Bylaws of the Registrant.	S-1	333-132080	3.4	May 9, 2006
3.3	Amendment No. 1 to the Amended and Restated Bylaws of Synchronoss Technologies, Inc.	8-K	000-52049	3.2	February 20, 2018
3.4	Amendment No. 2 to the Amended and Restated Bylaws of Synchronoss Technologies, Inc.	8-K	000-52049	3.3	June 30, 2021
3.5	Certificate of Designations of the Series B Perpetual Non-Convertible Preferred Stock.	8-K	000-52049	3.1	June 30, 2021
3.6	Certificate of Amendment of the Restated Certificate of Incorporation of Synchronoss Technologies, Inc.	8-K	001-40574	3.1	June 23, 2022
3.7	Certificate of Amendment of the Restated Certificate of Incorporation of Synchronoss Technologies, Inc.	8-K	001-40574	3.1	December 7, 2023
4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.7 and 3.8.	S-1	333-132080	3.2	May 9, 2006

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
4.2	Form of Common Stock Certificate.	S-1	333-132080	4.2	June 12, 2006
4.3	Form of Indenture for Convertible Senior Notes.	S-3	333-197871	4.8	August 5, 2014
4.4	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934.	10-K	001-40574	4.6	March 15, 2022
4.5	Base Indenture, dated as of June 30, 2021, by and between Synchronoss Technologies, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee.	8-K	000-52049	4.1	June 30, 2021
4.6	First Supplemental Indenture, dated as of June 30, 2021, by and between Synchronoss Technologies, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee.	8-K	000-52049	4.2	June 30, 2021
4.7	Investor Rights Agreement by and between Synchronoss Technologies, Inc., B. Riley Financial, Inc. and B. Riley Principal Investments, LLC dated June 30, 2021.	8-K	000-52049	4.3	June 30, 2021
4.8	Form of 8.375% Senior Notes due 2026.	8-K	000-52049	4.3	June 30, 2021
10.1	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	8-K	000-52049	4.2	June 30, 2021
10.2†	Synchronoss Technologies, Inc. 2000 Stock Plan and forms of agreements thereunder.	S-1	333-132080	10.2	February 28, 2006
10.3†	Amendment No. 1 to Synchronoss Technologies, Inc. 2000 Stock Plan.	S-1	333-132080	10.3	May 9, 2006
10.4†	2006 Equity Incentive Plan, as amended and restated.	DEF 14A	000-52049	-	April 8, 2010
10.5†	2010 New Hire Equity Incentive Plan.	S-8	333-168745	10.4A	August 11, 2010
10.6†	Synchronoss Technologies, Inc. Amended and Restated 2015 Equity Incentive Plan.	S-8	333-265780	10.1	June 22, 2022
10.7†	2017 New Hire Equity Incentive Plan.	8-K	000-52049	10.1	December 21, 2017
10.8†	Amendment No. 1 effective as of November 1, 2021 to Synchronoss Technologies, Inc. 2017 New Hire Equity Incentive Plan.	10-K	001-40574	4.6	March 15, 2022
10.9†	Employee Stock Purchase Plan.	10-K	000-52049	10.5	February 28, 2012
10.10	Lease Agreement between the Registrant and Wells Reit-Bridgewater NJ, LLC for the premises located at 200 Crossing Boulevard, Bridgewater, New Jersey, dated as of October 27, 2011.	10-K	000-52049	10.10	February 28, 2012
10.11†	Employment Agreement dated as of April 27, 2017 between the Registrant and Stephen G. Waldis.	10-Q	000-52049	10.4	August 9, 2018
10.12†	Tier One Executive Employment Plan effective March 24, 2017.	10-Q	000-52049	10.5	August 9, 2018
10.13	Application Service Provider Agreement retroactively effective as of April 1, 2013 by and between the Registrant and Verizon Sourcing LLC.	10-Q	000-52049	10.12	August 9, 2018
10.14	Change Request No 8 effective January 1, 2018 to SOW No. 1 Application Service Provider Agreement effective as of April 1, 2013 by and between the Registrant and Verizon Sourcing LLC.	10-Q	000-52049	10.13	August 9, 2018
10.15	At Market Issuance Sales Agreement between Synchronoss Technologies, Inc. and B. Riley Securities, Inc., dated October 25, 2021.	8-K	001-40574	1.1	October 26, 2021
10.16‡	Change Request No 12 effective August 7, 2020 to SOW No.1 Application Service Provider Agreement effective as of April 1, 2013 by and between the Registrant and Verizon Sourcing LLC.	10-Q	000-52049	10.2	November 9, 2020
10.17†	Tier One Executive Employment Plan Dated April 30, 2021 between the Registrant and Christopher Hill.	10-K	001-40574	10.17	March 15, 2023
10.18†	Employment agreement dated as of March 8, 2021 between the Registrant and Jeff Miller.	10-Q	000-52049	10.1	May 5, 2021
10.19†	Tier One Executive Employment Plan Dated April 30, 2021 between the Registrant and Louis Ferraro.	10-K	001-40574	10.19	March 15, 2023
10.20†	Tier One Executive Employment Plan Dated April 30, 2021 between the Registrant and Christopher Hill.	10-K	001-40574	10.20	March 15, 2023
10.21†	Tier One Executive Employment Plan dated July 27, 2021 between the Registrant and Christina Gabrys.	10-Q	001-40574	10.2	November 9, 2021

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.19†	Transition and Separation Agreement dated September 2, 2021 between the Registrant and Ronald Prague.	10-Q	001-40574	10.1	November 9, 2021
10.20	Receivables Purchase Agreements, dated as of June 22, 2022, among Synchronoss Technologies, Inc., SN Technologies, LLC, Norddeutsche Landesbank Girozentrale, [the purchasers party thereto, the group agents party thereto and the originators party thereto].	8-K	001-40574	10.1	June 23, 2022
10.21	Purchase and Sale Agreements, dated as of June 22, 2022, between Synchronoss Technologies, Inc. and SN Technologies, LLC.	8-K	001-40574	10.2	June 23, 2022
10.22	Administration Agreement, dated as of June 22, 2022, between Synchronoss Technologies, Inc. and Finacity Corporation.	8-K	001-40574	10.3	June 23, 2022
10.23	Performance Guaranty, dated as of June 22, 2022, made by Synchronoss Technologies, Inc. in favor of Norddeutsche Landesbank Girozentrale.	8-K	001-40574	10.4	June 23, 2022
10.24†	Appointment Letter, dated August 9, 2022 between the Registrant and Lou Ferraro.	8-K	001-40574	10.1	August 9, 2022
10.25	Purchase and Sale Agreements, dated as of June 22, 2022, between Synchronoss Technologies, Inc. and SN Technologies, LLC.	8-K	001-40574	10.2	June 23, 2022
10.26	Administration Agreement, dated as of June 22, 2022, between Synchronoss Technologies, Inc. and Finacity Corporation.	8-K	001-40574	10.3	June 23, 2022
10.27	Performance Guaranty, dated as of June 22, 2022, made by Synchronoss Technologies, Inc. in favor of Norddeutsche Landesbank Girozentrale.	8-K	001-40574	10.4	June 23, 2022
10.28†	Appointment Letter, dated August 9, 2022 between the Registrant and Lou Ferraro.	8-K	001-40574	10.1	August 9, 2022
10.29	Order Instituting Cease-And-Desist Proceedings pursuant to Section 21C of the Securities Exchange Act of 1934, Making Findings, and Imposing a Cease-And-Desist Order, dated June 7, 2022, between the United States Securities and Exchange Commission and Synchronoss Technologies, Inc.	10-Q	001-40574	10.1	August 9, 2022
10.30*	Change Request No. 17 effective November 1, 2022 to SOW No. 1 Application Service Provider Agreement effective as of April 1, 2013 by and between the Registrant and Verizon Sourcing LLC.	8-K	001-40574	10.1	November 7, 2022
21.1	List of subsidiaries.	10-K	000-52049	21.1	July 2, 2018
23.1	Consent of Ernst & Young, LLP, Independent Registered Public Accounting Firm.					X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a‑14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes‑Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a‑14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes‑Oxley Act of 2002.					X
32.1**	Certification of Principal Executive Officer pursuant to Rule 13a‑14(b) of the Exchange Act and section 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes‑Oxley Act of 2002.					X
32.2**	Certification of Principal Financial Officer pursuant to Rule 13a‑14(b) of the Exchange Act and section 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes‑Oxley Act of 2002.					X
97.1	Compensation Recoupment Policy.					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Schema Document					X
101.CAL	XBRL Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
101.LAB	XBRL Labels Linkbase Document					X
101.PRE	XBRL Presentation Linkbase Document					X
_____________________________

†	Compensation Arrangement.
‡	Confidential treatment has been granted with respect to certain provisions of this exhibit.
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
March 25, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeff Miller	Chief Executive Officer	March 25, 2024
Jeff Miller	(Principal Executive Officer)

/s/ Louis Ferraro	Chief Financial Officer	March 25, 2024
Louis Ferraro	(Principal Financial Officer)

/s/ Stephen Waldis	Director	March 25, 2024
Stephen Waldis	Executive Chairman

/s/ Laurie L. Harris	Director	March 25, 2024
Laurie L. Harris

/s/ Kristin S. Rinne	Director	March 25, 2024
Kristin S. Rinne

/s/ Mohan Gyani	Director	March 25, 2024
Mohan Gyani

/s/ Martin Bernstein	Director	March 25, 2024
Martin Bernstein

/s/ Kevin Rendino	Director	March 25, 2024
Kevin Rendino