Form 10-Q
period 2024-03-31
SYNCHRONOSS TECHNOLOGIES INC
filed 2024-05-09
CIK 1131554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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
As of May 6, 2024, there were 10,792,176 shares of common stock issued and outstanding.

SYNCHRONOSS TECHNOLOGIES, INC.
FORM 10-Q INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

SYNCHRONOSS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (In thousands)

	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$19,100	$24,572
Accounts receivable, net	22,482	23,477
Prepaid & other current assets	32,314	33,953
Total current assets	73,896	82,002
Non-current assets:
Property and equipment, net	3,559	3,673
Operating lease right-of-use assets	13,867	14,791
Goodwill	182,150	183,908
Intangible assets, net	21,300	22,214
Other assets, non-current	3,731	3,749
Total non-current assets	224,607	228,335
Total assets	$298,503	$310,337
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,207	$7,475
Accrued expenses	33,036	39,127
Deferred revenues, current	656	1,095
Total current liabilities	39,899	47,697
Long-term debt, net of debt issuance costs	136,649	136,215
Deferred tax liabilities	3,213	3,207
Leases, non-current	21,953	23,593
Other liabilities, non-current	1,529	1,691
Total liabilities	203,243	212,403
Commitments and contingencies:
Series B Non-Convertible Perpetual Preferred Stock, $0.0001 par value; 150 shares authorized, 61 and 61 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	58,802	58,802
Redeemable noncontrolling interest	12,500	12,500
Stockholders’ equity:
Common stock, $0.0001 par value; 16,667 shares authorized, 10,315 and 10,314 issued and outstanding at March 31, 2024 and December 31, 2023, respectively	1	1
Additional paid-in capital	482,492	483,527
Accumulated other comprehensive loss	(31,841)	(25,732)
Accumulated deficit	(426,694)	(431,164)
Total stockholders’ equity	23,958	26,632
Total liabilities and stockholders’ equity	$298,503	$310,337

See accompanying notes to condensed consolidated financial statements.

SYNCHRONOSS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (In thousands, except per share data)

	Three Months Ended March 31,
	2024	2023
Net revenues	$42,965	$41,985
Costs and expenses:
Cost of revenues[1]	10,223	10,960
Research and development	10,331	12,744
Selling, general and administrative	13,257	15,966
Restructuring charges	219	342
Depreciation and amortization	4,359	3,932
Total costs and expenses	38,389	43,944
Income (loss) from operations	4,576	(1,959)
Interest income	208	94
Interest expense	(3,517)	(3,454)
Other income (expense), net	3,811	(2,975)
Income (loss) from continuing operations, before taxes	5,078	(8,294)
Provision for income taxes	(603)	(295)
Net income (loss) from continuing operations	4,475	(8,589)
Discontinued operations (Note 4):
Loss from discontinued operations, before taxes	—	(1,578)
Provision for income taxes	—	(764)
Net loss from discontinued operations	—	(2,342)
Net income (loss)	4,475	(10,931)
Net (loss) income attributable to redeemable noncontrolling interests	(5)	14
Preferred stock dividend	(2,129)	(2,474)
Net income (loss) attributable to Synchronoss	$2,341	$(13,391)

Earnings (loss) per share:
Basic:
Net income (loss) from continuing operations	$0.24	$(1.14)
Net loss from discontinued operations	—	(0.25)
Basic	$0.24	$(1.39)
Diluted:
Net income (loss) from continuing operations	$0.23	$(1.14)
Net loss from discontinued operations	—	(0.25)
Diluted	$0.23	$(1.39)
Weighted-average common shares outstanding:
Basic	9,842	9,653
Diluted	10,277	9,653
________________________________
1    Cost of revenues excludes depreciation and amortization which are shown separately.

See accompanying notes to condensed consolidated financial statements.

SYNCHRONOSS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited) (In thousands)

	Three Months Ended March 31,
	2024	2023
Net income (loss)	$4,475	$(10,931)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(6,109)	4,570
Comprehensive loss	(1,634)	(6,361)
Comprehensive (loss) income attributable to redeemable noncontrolling interests	(5)	14
Comprehensive loss attributable to Synchronoss	$(1,639)	$(6,347)

See accompanying notes to condensed consolidated financial statements.

SYNCHRONOSS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited) (In thousands)

	Three Months Ended March 31, 2024
	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated deficit	Total Stockholders' Equity
Balance at December 31, 2023	10,314	$1	$483,527	$(25,732)	$(431,164)	$26,632
Stock based compensation	—	—	1,089	—	—	1,089
Issuance of restricted stock	1	—	—	—	—	—
Preferred stock dividend	—	—	(2,129)	—	—	(2,129)
Net income (loss)	—	—	—	—	4,475	4,475
Non-controlling interest	—	—	5	—	(5)	—
Total other comprehensive income (loss)	—	—	—	(6,109)	—	(6,109)
Balance at March 31, 2024	10,315	$1	$482,492	$(31,841)	$(426,694)	$23,958

	Three Months Ended March 31, 2023
	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated deficit	Total Stockholders' Equity
Balance at December 31, 2022	10,137	$1	$488,856	$(44,131)	$(376,629)	$68,097
Stock based compensation	—	—	1,314	—	—	1,314
Issuance of restricted stock	299	—	—	—	—	—
Preferred stock dividend	—	—	(2,474)	—	—	(2,474)
Shares withheld for taxes in connection with issuance of restricted stock	—	—	(1)	—	—	(1)
Net loss	—	—	—	—	(10,931)	(10,931)
Non-controlling interest	—	—	(14)	—	14	—
Total other comprehensive income (loss)	—	—	—	4,570	—	4,570
Balance at March 31, 2023	10,436	$1	$487,681	$(39,561)	$(387,546)	$60,575

See accompanying notes to condensed consolidated financial statements.

SYNCHRONOSS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Three Months Ended March 31,
	2024	2023
Operating activities:
Net income (loss) from continuing operations	$4,475	$(8,589)
Net loss from discontinued operations	—	(2,342)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	4,359	7,520
Amortization of debt issuance costs	408	370
Amortization of bond discount	26	23
Stock-based compensation	1,110	1,739
Other, net	(3,950)	2,786
Changes in operating assets and liabilities:
Accounts receivable, net	918	(845)
Prepaid expenses and other current assets	1,627	13
Accounts payable	(1,149)	(2,348)
Accrued expenses	(6,158)	3,457
Other assets	(5)	221
Deferred revenues	(422)	1,365
Other liabilities	(712)	(2,075)
Net cash provided by operating activities	527	1,295

Investing activities:
Purchases of fixed assets	(517)	(876)
Additions to capitalized software	(3,286)	(4,594)
Net cash used in investing activities	(3,803)	(5,470)

Financing activities:
Taxes paid on withholding shares	—	(1)
Drawdown on A/R Facility	3,000	—
Repayment of A/R Facility	(3,000)	—
Series B Preferred dividend paid in cash	(2,129)	(2,298)
Net cash used in financing activities	(2,129)	(2,299)

Effect of exchange rate changes on cash	(67)	113
Net decrease in cash and cash equivalents	(5,472)	(6,361)
Beginning cash and cash equivalents of continuing operations	24,572	18,310
Beginning cash and cash equivalents of discontinued operations	—	3,611
Beginning cash and cash equivalents	24,572	21,921
Ending cash and cash equivalents of continuing operations	19,100	12,921
Ending cash and cash equivalents of discontinued operations	—	2,639
Ending cash and cash equivalents	$19,100	$15,560

See accompanying notes to condensed consolidated financial statements.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Note 1. Description of Business

General

Synchronoss Technologies, Inc. (“Synchronoss” or the “Company”) is a leading provider of white label cloud software and services that enable our customers to keep subscribers, systems, networks and content in sync.

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

Synchronoss’ Messaging platform (Owned and operated through October 31, 2023) had powered mobile messaging and mailboxes for hundreds of millions of telecommunication subscribers. Our Advanced Messaging platform had been a powerful, secure, intelligent, white label messaging platform that expanded capabilities for communications service provider and multi-service providers to offer P2P messaging via Rich Communications Services (“RCS”). Our Mobile Messaging Platform (“MMP”) provided a single standard ecosystem for onboarding and management to brands, advertisers and message wholesalers.

The Synchronoss NetworkX (Owned and operated through October 31, 2023) products had provided operators with the tools and software to design their physical network, streamlined their infrastructure purchases, and managed and optimized comprehensive network expenses for leading top tier carriers around the globe.

On October 31, 2023, Synchronoss Technologies, Inc. entered into an Asset Purchase Agreement with Lumine Group Software Solutions (Ireland) Limited, pursuant to which the Company sold its Messaging and NetworkX businesses. This transaction represented a strategic shift designed to maximize shareholder value and allow the Company to solely focus on providing cloud-centric solutions. In connection with the sale transaction, the Company determined its Messaging and NetworkX Businesses qualified for discontinued operations accounting treatment in accordance with ASC 205-20. Accordingly, the operating results of, and costs to separate the Messaging and NetworkX businesses are reported in Net loss from discontinued operations, net of taxes in the Consolidated Statements of Operations for prior periods presented. There were no assets and liabilities related to discontinued operations as of March 31, 2024 and December 31, 2023, as all balances were transferred to Lumine Group upon sale. The notes to the financial statements have been adjusted on a retrospective basis. For additional information, see Note 4. Divestitures and Discontinued Operations of the Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q.

Note 2. Basis of Presentation and Consolidation

Basis of Presentation and Consolidation

The accompanying interim unaudited condensed consolidated financial statements have been prepared by Synchronoss and in the opinion of management, include all adjustments necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods. They do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024.

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

Unless otherwise noted, tables are presented in U.S. dollars in thousands. Certain columns and rows may not add due to the use of rounded numbers. Percentages presented are calculated from the underlying numbers in thousands. Earnings per share amounts are computed independently for earnings from continuing operations, earnings from discontinued operations and net earnings. As a result, the sum of per-share amounts may not equal the total. We have reclassified certain prior year amounts to conform with current year presentation. Unless otherwise noted, all amounts and disclosures included in the Notes to Consolidated Financial Statements reflect only the Company's continuing operations except for the Consolidated Statements of Cash Flows, which are presented for the whole company for the three months ended March 31, 2023. For supplemental cash flow disclosures, see Note 4. Divestitures and Discontinued Operations of the Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q.

During the fourth quarter of 2023 there was a change in the capital structure due to a reverse stock split, which decreased the number of common shares outstanding. The Company retroactively displayed the effect of the change in the Consolidated Balance Sheets, and retroactively adjusted the computations of basic and diluted EPS for all periods presented on the Consolidated Statement of Operations. For additional information, see Note 11. Capital Structure of the Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q.

For further information about the Company’s basis of presentation and consolidation or its significant accounting policies, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Recently Issued Accounting Standards

Standards issued not yet adopted

Standard	Description	Effect on the financial statements
Update 2024-01 - Compensation—Stock Compensation (Topic 718) - Scope Application of Profits Interest and Similar Awards	The amendments in this Update related to the scope application issue apply to all reporting entities that account for profits interest awards as compensation to employees or nonemployees in return for goods or services. This Update provides specific examples to help stakeholders to determine whether a profits interest award should be accounted for as a share-based payment arrangement (Topic 718) or similar to a cash bonus or profit-sharing arrangement (Topic 710, Compensation—General, or other Topics).	The Company continues to evaluate these changes and does not anticipate any material impact on the Company’s consolidated financial position or results of operations upon adoption.
Planned date of adoption: January 1, 2025
Update 2023-09 - Income Taxes (Topic 740) - Improvements to Income Tax Disclosures	The amendments in this Update related to the rate reconciliation and income taxes paid disclosures improve the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction.	The Company continues to evaluate these changes and does not anticipate any material impact on the Company’s consolidated financial position or results of operations upon adoption.
Planned date of adoption: January 1, 2025
Update 2023-07 - Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures	The amendments in this Update improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in this Update Requires that a public entity that has a single reportable segment provide all the disclosures required by the amendments in this Update and all existing segment disclosures in Topic 280.	The Company continues to evaluate these changes and does not anticipate any material impact on the Company’s consolidated financial position or results of operations upon adoption.
Planned date of adoption: January 1, 2025

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Note 3. Revenue

Disaggregation of revenue

The Company disaggregates revenue from contracts with customers into the nature of the products and services and geographical regions. The Company’s geographic regions are the Americas, Europe, the Middle East and Africa (“EMEA”), and Asia Pacific (“APAC”). The majority of the Company’s revenue is from the technology, media, and telecom (“TMT”) sector.

	Three Months Ended March 31, 2024				Three Months Ended March 31, 2023
	Cloud	NetworkX	Messaging[2]	Total	Cloud	NetworkX[1]	Messaging[2]	Total
Geography:
Americas	$39,579	$—	$62	$39,641	$37,414	$394	$513	$38,321
APAC	1,548	—	—	1,548	1,647	—	—	1,647
EMEA	1,776	—	—	1,776	2,017	—	—	2,017
Total	$42,903	$—	$62	$42,965	$41,078	$394	$513	$41,985

Service Line:
Professional Services	$3,773	$—	$—	$3,773	$4,661	$—	$—	$4,661
Transaction Services	—	—	—	—	127	—	—	127
Subscription Services	39,130	—	13	39,143	35,886	394	513	36,793
License	—	—	49	49	404	—	—	404
Total	$42,903	$—	$62	$42,965	$41,078	$394	$513	$41,985
_____________________________
1    Includes revenue recognized in prior periods associated with residual NetworkX contracts not included in the Asset Purchase Agreement with Lumine Group.
2    Includes revenue recognized in the current and prior periods associated with residual Messaging contracts not included in the Asset Purchase Agreement with Lumine Group.

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

A contract asset is a right to consideration that is conditional upon factors other than the passage of time. For example, the Company would record a contract asset if it records revenue on a professional services engagement but are not entitled to bill until the Company achieves specified milestones. Contract asset balance was nil and $1.2 million as of March 31, 2024 and December 31, 2023, respectively.

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

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

The Company’s contract assets and liabilities are reported in a net position on a customer basis at the end of each reporting period.

Significant changes in the contract liabilities balance (current and non-current) during the period are as follows:

Contract Liabilities[1]
Balance at December 31, 2023	$1,095
Revenue recognized in the period	(42,947)
Amounts billed but not initially recognized as revenue	42,508
Balance at March 31, 2024	$656
________________________________
1    Comprised of Deferred Revenue. $1.0 million of revenue recognized in the period was included in the contract liability balance at the beginning of the period.

Transaction price allocated to the remaining performance obligations

Topic 606 requires that the Company disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of March 31, 2024. The Company has elected not to disclose transaction price allocated to remaining performance obligations for:

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

As of March 31, 2024, the aggregate amount of transaction price allocated to remaining performance obligations, other than those meeting the exclusion criteria above, was $214.0 million, of which approximately 61.5 percent is expected to be recognized as revenues within 2 years, and the remainder thereafter.

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

This transaction represents a strategic shift designed to maximize shareholder value and allow the Company to solely focus on providing cloud-centric solutions. In connection with the sale transaction, the Company determined its Messaging and NetworkX Businesses qualified for discontinued operations accounting treatment in accordance with ASC 205-20. During the fourth quarter of 2023 the Company allocated $28.6 million goodwill to the transaction using level 3 estimates, and recognized a loss on divestiture of $16.4 million reported in Loss on divestiture in the Consolidated Statements of Operations. The Company received $31.3 million in cash proceeds from the sale of Messaging and NetworkX, which was offset by $0.4 million of assumed transaction expenses and $7.2 million of operating cash on the divested entities. Total consideration for the sale also included $1.5 million of estimated deferred consideration, in addition to the cash received in the fourth quarter of 2023.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

The following tables set forth details of net income from discontinued operations for the three months ended March 31, 2024 and 2023, related to Messaging and NetworkX Businesses sale.

	Three Months Ended March 31,
	2024	2023
Net revenues	$—	$15,723
Costs and expenses:
Cost of revenues*	—	9,421
Research and development	—	1,991
Selling, general and administrative	—	2,343
Restructuring charges	—	3
Depreciation and amortization	—	3,588
Total costs and expenses	—	17,346
Loss from operations	—	(1,623)
Interest income	—	1
Other expense, net	—	44
Loss from operations, before taxes	—	(1,578)
Provision for income taxes	—	(764)
Net loss	$—	$(2,342)
_____________________________
1    Cost of revenues excludes depreciation and amortization which are shown separately.

There were no assets and liabilities related to discontinued operations as of March 31, 2024 and December 31, 2023, as all balances were transferred to Lumine Group upon sale.

The following table summarizes the significant non-cash items and capital expenditures of the discontinued operations that are included in the consolidated statements of cash flows for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Operating activities:
Depreciation and amortization	$—	$3,588
Stock-based compensation	—	280
Investing activities:
Additions to capitalized software	$—	$(1,305)

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

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

The Company drew $3.0 million on the A/R Facility on February 23, 2024, and had repaid the balance in full on March 28, 2024. The interest associated with the draw and repayment was not material for the period. The drawdown and subsequent repayment of the A/R Facility represent financing activities, as reported in the Statement of Cash Flows. As of March 31, 2024 approximately $4.7 million of the Company’s receivables are held by SN Technologies. As of March 31, 2024 there were no outstanding borrowings against the A/R facility and $3.8 million was available for the Company to draw under the A/R Facility.

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

The Company had $19.1 million and $24.6 million of cash and cash equivalents as of March 31, 2024 and December 31, 2023, respectively. The company had nil and $12.5 million in money market accounts, measured as Level 1 inputs as of March 31, 2024 and December 31, 2023, respectively.

Note 7. Note Receivable

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

During the first quarter of 2024, the Company entered into an agreement with STIN and APC to amend the aforementioned promissory note and reduce the principal balance to $3.0 million, forgive outstanding accrued interest and extend the maturity date of the Note to September 2027. Certain circumstances may enable the Company to receive consideration in excess of the amended principal balance. In the first quarter of 2024 the Company reassessed the collectability of the note and determined a full allowance for credit losses was required equal to the carrying value of the note. Accordingly, the modification of the terms of the Note had no net impact on the condensed consolidated financial statements for the quarter ended March 31, 2024.

Note 8. Leases

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

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

The following table presents information about the Company's Right of Use (ROU) assets and lease liabilities:

	March 31, 2024	December 31, 2023
Operating lease assets:
Non-current operating lease ROU assets	$13,867	$14,791
Finance lease assets:
Equipment, net	1,034	1,094

Operating lease liabilities:
Lease liabilities, current[1]	5,939	5,838
Lease liabilities, non-current	21,448	23,037
Total operating lease liabilities	$27,387	$28,875

Finance lease liabilities:
Lease liabilities, current	557	562
Lease liabilities, non-current	505	556
Total finance lease liabilities	$1,062	$1,118
________________________________
1    Amounts are included in Accrued Expenses on the Condensed Consolidated Balance Sheet.

The following table presents information about lease expense and sublease income:

	Three Months Ended March 31,
	2024	2023
Finance leases:
Interest expense	$28	$16
Depreciation expense	$167	$114
Total finance leases	$195	$130

Operating leases:
Operating lease cost[1]	$1,424	$1,533
Other lease costs and income:
Variable lease costs[1]	141	295
Operating lease impairments, net[1]	—	(3)
Sublease income[1]	(1,019)	(716)
Total operating leases	546	1,109
Total net lease cost	$741	$1,239
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

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

The following table provides the undiscounted amount of future cash flows included in our lease liabilities at March 31, 2024 for each of the five years subsequent to December 31, 2023 and thereafter, as well as a reconciliation of such undiscounted cash flows to our lease liabilities at March 31, 2024:

	Operating Leases	Finance Leases
2024	$5,904	$471
2025	7,876	478
2026	7,859	211
2027	6,213	—
2028	4,275	—
Total future lease payments	32,127	1,160
Less: amount representing interest	(4,740)	(98)
Present value of future lease payments (lease liability)	$27,387	$1,062

The following table provides the weighted-average remaining lease term and weighted-average discount rates for our leases:

	March 31, 2024	December 31, 2023
Weighted-average remaining lease term (years), weighted based on lease liability balances:
Finance leases	2.08	2.19
Operating leases	4.17	4.40
Weighted-average discount rate (percentages), weighted based on the remaining balance of lease payments:
Finance leases	9.6%	9.3%
Operating leases	8.0%	8.0%

The following table provides certain cash flow and supplemental noncash information related to our lease liabilities:

	Three Months Ended March 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Finance leases	$186	$134
Operating leases	1,961	1,997

Lease liabilities arising from obtaining right-of-use assets:
Finance leases	$105	$294

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Note 9. Debt

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

The Company has not redeemed any of the Senior Notes as of March 31, 2024.

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

The carrying amounts of the Company’s borrowings were as follows:

	March 31, 2024	December 31, 2023
8.375% Senior Notes due 2026	$141,077	$141,077
Unamortized discount and debt issuance cost[1]	(4,428)	(4,862)
Carrying value of Senior Notes	$136,649	$136,215
________________________________
1    Debt issuance costs are deferred and amortized into interest expense using the effective interest method.

Fair value of Debt

The fair value of the 2021 Non-Convertible Senior Notes due 2026 was determined based on the closing trading price of the Senior Notes as of March 31, 2024 and is categorized accordingly as Level 2 in the fair value hierarchy. The Company is in compliance with its debt covenants as of March 31, 2024.

		Fair Value
	Carrying Amount	(Level 1)	(Level 2)	(Level 3)	Total
Balance at December 31, 2023	$136,215	$—	$107,557	$—	$107,557
Balance at March 31, 2024	$136,649	$—	$119,916	$—	$119,916

Interest expense

The following table summarizes the Company’s interest expense:

	Three Months Ended March 31,
	2024	2023
2021 Non-Convertible Senior Notes due 2026:
Amortization of debt issuance costs	$408	$370
Interest on borrowings	2,954	2,954
Amortization of debt discount	26	23
Other[1]	129	107
Total	$3,517	$3,454
________________________________
1    Includes interest on uncertain tax provisions.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Note 10. Accumulated Other Comprehensive (Loss) / Income

The changes in accumulated other comprehensive (loss) income during the three months ended March 31, 2024 were as follows:

	Balance at December 31, 2023	Other comprehensive loss	Tax effect	Balance at March 31, 2024
Foreign currency	$(22,212)	$(6,109)	$—	$(28,321)
Unrealized loss on intercompany foreign currency transactions	(3,520)	—	—	(3,520)
Total	$(25,732)	$(6,109)	$—	$(31,841)

Note 11. Capital Structure

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

The Reverse Stock Split was effected simultaneously for all shares of Common Stock issued and outstanding, and affected all holders of the Company’s Common Stock uniformly and does not affect any stockholder’s percentage ownership interests in the Company, except with respect to the treatment of fractional shares. The Company did not issue fractional shares for post-Reverse Stock Split shares in connection with the Reverse Stock Split. Stockholders who otherwise were entitled to receive a fractional share of Common Stock had such fractional share rounded up to the nearest whole share. The Company retroactively displayed the effect of the Reverse Stock Split change in the Consolidated Balance Sheets, and retroactively adjusted the computations of basic and diluted EPS for all periods presented on the Consolidated Statement of Operations.

As of March 31, 2024, the Company’s authorized capital stock was 26,666,667 shares of stock with a par value of $0.0001, of which 16,666,667 shares were designated as common stock and 10,000,000 shares were designated as preferred stock, 150,000 of which were designated Series B Perpetual Non-Convertible Preferred Stock.

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

Certificate of Designation of the Series B Preferred Stock

The rights, preferences, privileges, qualifications, restrictions and limitations of the shares of Series B Preferred Stock are set forth in the Series B Certificate. Under the Series B Certificate, the holders of the Series B Preferred Stock are entitled to receive, on each share of Series B Preferred Stock on a quarterly basis, an amount equal to the dividend rate, as described in the following sentence, divided by four and multiplied by the then-applicable Liquidation Preference per share of Series B Preferred Stock (collectively, the “Preferred Dividends”). The dividend rate is (1) 9.5% per annum for the period commencing on June 30, 2021 and ending on and including December 31, 2021, (2) 13% per annum for the year commencing on January 1, 2022 and ending on and including December 31, 2022; and (3) 14% per annum for the year commencing on January 1, 2023 and thereafter. The Preferred Dividends are due in cash on January 1, April 1, July 1 and October 1 of each year (each, a “Series B Dividend Payment Date”). The Company may choose to pay the Series B Preferred Dividends in cash or in additional shares of Series B Preferred Stock. In the event the Company does not declare and pay a dividend in cash on any Series B Dividend Payment Date, the unpaid amount of the Preferred Dividend will be added to the Liquidation Preference. As of March 31, 2024, the Liquidation Value and Redemption Value of the Series B Preferred Shares was $63.0 million.

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

A summary of the Company’s Series B Perpetual Non-Convertible Preferred Stock balance at March 31, 2024 and changes during the three months ended March 31, 2024, are presented below:

	Series B Preferred Stock
	Shares	Amount
Balance at December 31, 2023	61	$58,802
Balance at March 31, 2024[1]	61	$58,802
________________________________
1    Series B preferred stock net principal balance of $58.8 million is presented as gross principal balance of $60.8 million net of $2.0 million unamortized issuance costs.

The Company paid Series B Perpetual Non-Convertible Preferred Stock dividend of $2.1 million in cash for the three months ended March 31, 2024. On April 1, 2024 the Company paid the accrued Series B Perpetual Non-Convertible Preferred Stock dividend of $2.1 million in cash.

Note 12. Stock Plans

On December 8, 2023 the Company filed an amendment to the Certificate of Amendment to effect the Reverse Stock Split with the Secretary of State of the State of Delaware. The Certificate of Amendment states that the Company is authorized to issue 16,666,667 shares of Common Stock, par value $0.0001 per share, and 10,000,000 shares of Preferred Stock, par value $0.0001 per share, 150,000 of which were designated Series B Perpetual Non-Convertible Preferred Stock.

As of March 31, 2024, the Company maintains two stock-based compensation plans, the 2015 Equity Incentive Plan (the “2015 Plan”) and the 2017 New Hire Equity Incentive Plan (“2017 Plan”). The maximum number of shares of common stock authorized for issuance under the 2015 Plan is 4,688,576 shares as of March 31, 2024. The maximum number of shares of common stock authorized for issuance under the 2017 Plan is 229,635 shares as of March 31, 2024.

As of March 31, 2024, there were 0.8 million shares available for the grant or award under the Company’s 2015 Plan and 0.1 million shares available for the grant or award under the Company’s 2017 Plan.

The Company’s performance based cash unit (“PBCU”) awards granted to employees under the Long Term Incentive (“LTI”) Plans have been accounted for as liability awards, due to the Company’s intent and the ability to settle such awards in cash upon vesting and the Company has reflected such awards in accrued expenses on the Condensed Consolidated Balance Sheet. As of March 31, 2024, the liability for such awards is approximately $0.5 million.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Stock-Based Compensation

The following table summarizes stock-based compensation expense related to all of the Company’s stock awards included by operating expense categories, as follows:

	Three Months Ended March 31,
	2024	2023
Cost of revenues	$23	$79
Research and development	223	471
Selling, general and administrative	864	909
Total stock-based compensation expense	$1,110	$1,459

The following table summarizes stock-based compensation expense related to all of the Company’s stock awards included by award type, as follows:

	Three Months Ended March 31,
	2024	2023
Stock options	$198	$422
Restricted stock awards	428	679
Performance based cash units	484	358
Total stock-based compensation before taxes	$1,110	$1,459
Tax benefit	$252	$312

The total stock-based compensation cost related to unvested equity awards as of March 31, 2024 was approximately $2.6 million. The expense is expected to be recognized over a weighted-average period of approximately 1.5 years.

The total stock-based compensation cost related to unvested performance based cash units as of March 31, 2024 was approximately $1.5 million. The expense is expected to be recognized over a weighted-average period of approximately 1.2 years.

Stock Options

The Company uses the Black-Scholes option pricing model for determining the estimated fair value for stock options. The weighted-average assumptions used in the Black-Scholes option pricing model are as follows:

	Three Months Ended March 31,
	2024	2023
Expected stock price volatility	45.9%	72.5%
Risk-free interest rate	2.3%	4.3%
Expected life of options (in years)	2.47	4.28
Expected dividend yield	0.0%	0.0%
Weighted-average fair value of the options	$3.80	$5.39

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

The following table summarizes information about stock options outstanding as of March 31, 2024:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	649	$30.44
Options Granted	1	6.26
Options Exercised	—	—
Options Cancelled	(148)	36.62
Outstanding at March 31, 2024	502	$29.37	4.10	$14
Vested and exercisable at March 31, 2024	319	$38.63	3.51	$—

The total intrinsic value of stock options exercisable was nil as of March 31, 2024 and 2023, respectively. The total intrinsic value of stock options exercised was nil and nil during the three months ended March 31, 2024 and 2023, respectively.

Awards of Restricted Stock and Performance Stock

A summary of the Company’s unvested restricted stock at March 31, 2024, and changes during the three months ended March 31, 2024, is presented below:

	Number of Awards	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2023	491	$10.88
Granted	2	6.26
Granted adjustment[1]	38	12.24
Vested	(53)	9.94
Forfeited	(39)	10.85
Unvested at March 31, 2024	439	$10.56
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

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

A summary of the Company’s outstanding performance based cash units at March 31, 2024 and changes during the three months ended March 31, 2024, is presented below:

	Number of Units	Period End Fair Value
Outstanding at December 31, 2023	507	$6.21
Granted	—	—
Granted adjustment[1]	(162)	—
Vested and distributed[2]	(38)	—
Forfeited	(30)	—
Outstanding at March 31, 2024	277	$8.35
___________________________
1    Includes changes in the outstanding PBCU due to performance adjustments.
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

Note 13. Restructuring

The Company continues to identify workforce optimization opportunities to better align the Company’s resources with its key strategic priorities.

A summary of the Company’s restructuring accrual at March 31, 2024 and changes during the three months ended March 31, 2024, are presented below:

Employee Termination Costs
Balance at December 31, 2023	$2,388
Charges	219
Payments	(1,024)
Other adjustments	(5)
Balance at March 31, 2024	$1,578

Note 14. Income Taxes

The Company recognized an income tax expense of approximately $0.6 million and $0.3 million during the three months ended March 31, 2024 and 2023, respectively. The effective tax rate was approximately 11.9% for the three months ended March 31, 2024, which was lower than the U.S. federal statutory rate primarily due to the impact of valuation allowances recorded and foreign tax rate differential, partially offset by projected current income tax expense in the U.S. and certain foreign jurisdictions. The Company’s projection of current income tax expense for the period is driven by the impact of Global Intangible Low-Taxed Income and enacted Internal Revenue Code Section 174 rules that require the Company to capitalize and amortize qualifying research and development expenses and by operating income generated in certain foreign jurisdictions. The Company’s effective tax rate was approximately (3.6)% for the three months ended March 31, 2023, which was lower than the U.S. federal statutory rate due to pre-tax losses in jurisdictions where full valuation allowances have been recorded, foreign tax rate differential and certain jurisdictions projecting current income tax expense. The Company continues to consider all available evidence, including historical profitability and projections of future taxable income together with new evidence, both

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

positive and negative, that could affect the view of the future realization of deferred tax assets. As a result of the assessment, no change was recorded by the Company to the valuation allowance during the three months ended March 31, 2024.

Unrecognized tax benefits associated with uncertain tax positions are $4.4 million at March 31, 2024. We are not able to reasonably estimate when we would make any cash payments required to settle these liabilities, but we do not believe that the ultimate settlement of our obligations will materially affect our liquidity. We do not expect that the balance of unrecognized tax benefits will significantly increase or decrease over the next twelve months.

During 2021 the Internal Revenue Service commenced an audit of certain of the Company’s prior year U.S. federal income tax filings, including the 2013 through 2020 tax years. The audit is currently ongoing and while the receipt of the associated refunds would materially improve its financial position, the Company does not believe that the results of this audit will have a material effect on its results of operations.

The Pillar Two Global Anti-Base Erosion rules issued by the Organization for Economic Co-operation and Development ("OECD"), a global policy forum, introduced a global minimum tax of 15% which would apply to multinational groups with consolidated financial statement revenue in excess of EUR 750 million. Nearly all OECD member jurisdictions have agreed in principle to adopt these provisions and numerous jurisdictions, including jurisdictions where the Company operates, have enacted these rules effective January 1, 2024. The Company is not currently subject to these rules but is continuing to evaluate the Pillar Two Framework and its potential impact on future periods.

On January 31, 2024, the House of Representatives passed a proposed tax bill which, among other provisions, aims to reinstate 100% bonus depreciation for property placed in service in 2023 and through 2025 and to allow taxpayers to expense domestic research costs retroactively back to 2022 and prospectively through tax years beginning before 2026. Enactment remains highly uncertain and the Company continues to monitor the ongoing developments in the proposed legislation.

Note 15. Earnings per Common Share (“EPS”)

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

	Three Months Ended March 31,
	2024	2023
Numerator - Basic:
Net income (loss) from continuing operations	$4,475	$(8,589)
Net (loss) income attributable to redeemable noncontrolling interests	(5)	14
Preferred stock dividend	(2,129)	(2,474)
Net income (loss) attributable to Synchronoss from continuing operations	2,341	(11,049)
Net loss from discontinued operations	—	(2,342)
Net income (loss) attributable to Synchronoss	$2,341	$(13,391)

Numerator - Diluted:
Net income (loss) attributable to Synchronoss from continuing operations	2,341	(11,049)
Net loss from discontinued operations	—	(2,342)
Net income (loss) attributable to Synchronoss	$2,341	$(13,391)

Denominator:
Weighted average common shares outstanding — basic	9,842	9,653
Dilutive effect of:
Shares from assumed conversion of PBCU	277	—
Options and unvested restricted shares	158	—
Weighted average common shares outstanding — diluted	$10,277	$9,653

Earnings (loss) per share:
Basic EPS:
Net income (loss) from continuing operations	$0.24	$(1.14)
Net loss from discontinued operations	—	(0.25)
Basic EPS	$0.24	$(1.39)
Diluted EPS:
Net income (loss) from continuing operations	$0.23	$(1.14)
Net loss from discontinued operations	—	(0.25)
Diluted EPS	$0.23	$(1.39)

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Note 16. Commitments

Non-cancelable agreements

The Company has various non-cancelable arrangements such as services for hosting, support, and software that expire at various dates, with the latest expiration in 2027.

Aggregate annual future minimum payments under non-cancelable agreements as of March 31, 2024 for each year subsequent to December 31, 2023 and thereafter, are as follows:

Non-cancelable agreements
2024	$16,391
2025	12,674
2026	901
2027	28
Thereafter	—
Total	$29,994

Note 17. Legal Matters

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

In the third quarter of 2017, the SEC and Department of Justice (the “DoJ”) initiated investigations in connection with certain financial transactions that the Company effected in 2015 and 2016 and its disclosure of and accounting for such transactions, which the Company restated in the third quarter of 2018 in its restated annual and quarterly financial statements for 2015 and 2016. On June 7, 2022 the SEC approved the Offer of Settlement and filed an Order Instituting Cease-And-Desist Proceedings pursuant to Section 21C of the Securities Exchange Act of 1934, Making Findings, and Imposing a Cease-And-Desist Order (the “SEC Order”). Pursuant to the terms of the SEC Order, the Company consented to pay a civil penalty in the amount of $12.5 million in equal quarterly installments over two years and to cease and desist from committing or causing any violations of Sections 10(b), 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Exchange Act and the associated rules thereunder. In addition, failure to comply with the provisions of the SEC Order could result in further actions by one or both governmental agencies which could have a material adverse effect on the Company’s results of operations. The penalties have been paid in full as of March 31, 2024. Also on June 7, 2022, the SEC filed a civil action against two former members of the Company’s management team, alleging misconduct arising out of the restated transactions that took place in 2015 and 2016 investigated by the SEC as set forth above. The Company may be required to indemnify the former members of management in that action for certain costs and expenses, including reasonable attorney’s fees. At this time it is not possible for us to estimate the amount, if any, of such indemnification obligations.

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

Note 18. Additional Financial Information

Other Income (expense), net

The following table sets forth the components of Other Income (expense), net included in the Condensed Consolidated Statements of Operations:

	Three Months Ended March 31,
	2024	2023
Foreign exchange gains (losses)	$3,801	$(2,953)
Other[1]	10	(22)
Total	$3,811	$(2,975)
________________________________
1    Represents an aggregate of individually immaterial transactions.

Note 19. Subsequent Events

The Company drew $3.0 million on the A/R Facility on April 10, 2024, and had not repaid the balance as of the date of filing this Form 10-Q.

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

The words “Synchronoss,” “we,” “our,” “ours,” “us,” and the “Company” refer to Synchronoss Technologies, Inc. and its consolidated subsidiaries. This quarterly report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to risks and uncertainties and are based on the beliefs and assumptions of our management based on information currently available to our management. Use of words such as “believes,” “expects,” “anticipates,” “intends,” “plans,” “hopes,” “should,” “continues,” “seeks,” “likely” or similar expressions, indicate a forward-looking statement. Forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions, including, but not limited to, risks, uncertainties and assumptions relating to the duration and severity of the geopolitical tensions and its impact on our business and financial performance. Actual results may differ materially from the forward-looking statements we make. We caution investors not to place substantial reliance on the forward-looking statements included in this quarterly report. These statements speak only as of the date of this quarterly report, and we undertake no obligation to update or revise the statements in light of future developments. All numbers are expressed in thousands unless otherwise stated.

Overview

Synchronoss Technologies, Inc. (“Synchronoss” or the “Company”) is a leading provider of white label cloud software and services that enable our customers to keep subscribers, systems, networks and content in sync.

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

Synchronoss’ Messaging platform (Owned and operated through October 31, 2023) had powered mobile messaging and mailboxes for hundreds of millions of telecommunication subscribers. Our Advanced Messaging platform had been a powerful, secure, intelligent, white label messaging platform that expanded capabilities for communications service provider and multi-service providers to offer P2P messaging via Rich Communications Services (“RCS”). Our Mobile Messaging Platform (“MMP”) provided a single standard ecosystem for onboarding and management to brands, advertisers and message wholesalers.

The Synchronoss NetworkX (Owned and operated through October 31, 2023) products had provided operators with the tools and software to design their physical network, streamlined their infrastructure purchases, and managed and optimized comprehensive network expenses for leading top tier carriers around the globe.

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

The Company’s top five customers accounted for 97.2% and 95.6% of net revenues for the three months ended March 31, 2024 and March 31, 2023, respectively. Contracts with these customers typically run for three to five years. Of these customers, both Verizon and AT&T accounted for more than 10% of our revenues in 2024 and 2023. The loss of Verizon or AT&T as a customer would have a material negative impact on our company. However, we believe that the costs incurred and subscriber disruption by Verizon or AT&T to replace Synchronoss’ solutions would be substantial.

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
To support our growth, which we expect to be driven by the favorable industry trends, we plan to leverage modular components from our existing software platforms to build new products. We believe that these opportunities will continue to provide future benefits and position us for future revenue growth. We have focused our product development efforts on expanding the functionality, scalability and security of our products and solutions. We expect to sustain our research and development investments as we intend to continue on an aggressive path to develop new features and functionality, upgrade and extend our product offerings and develop new technology. Our purchase of capital assets and equipment may increase based on aggressive deployment, subscriber growth and promotional offers for free or bundled storage by our major Tier 1 carrier customers.

We continue to expand our platforms into the converging TMT market to enable connected devices to do more things across multiple networks, brands and communities. Our initiatives with our customers continue to grow both with regard to our current business as well as our new product offerings. We are also exploring additional opportunities to support our customer, product and geographic diversification strategies.

Discussion of the Condensed Consolidated Statements of Operations

Three months ended March 31, 2024 compared to the three months ended March 31, 2023

The following table presents an overview of our results of operations for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,		$ Change
	2024	2023	2024 vs 2023
Net revenues	$42,965	$41,985	$980
Cost of revenues[1]	10,223	10,960	(737)
Research and development	10,331	12,744	(2,413)
Selling, general and administrative	13,257	15,966	(2,709)
Restructuring charges	219	342	(123)
Depreciation and amortization	4,359	3,932	427
Total costs and expenses	38,389	43,944	(5,555)
Income (loss) from operations	$4,576	$(1,959)	$6,535
________________________________
1    Cost of revenues excludes depreciation and amortization which are shown separately.

Net revenues increased $1.0 million to $43.0 million for the three months ended March 31, 2024, compared to the same period in 2023. The increase in revenue was primarily due to $3.2 million increase in subscription revenue due to growth in Cloud subscribers, partially offset by ($0.9) million decrease in professional services associated with the prior year launch of SoftBank and ($0.9) million revenue recognized in the prior period from expiring Messaging and Digital contracts not included in the Assets Purchase Agreement with Lumine Group.

Cost of revenues decreased $0.7 million to $10.2 million for the three months ended March 31, 2024, compared to the same period in 2023. The 2024 decrease was primarily attributable to the reduced employee costs due to restructuring.

Research and development expense decreased $2.4 million to $10.3 million for the three months ended March 31, 2024, compared to the same period in 2023. The research and development costs decreased year over year mainly as a result of reduced employee costs due to restructuring and executed cost savings initiatives to streamline our workforce and reduce vendor spend and overhead costs.

Selling, general and administrative expense decreased $2.7 million to $13.3 million for the three months ended March 31, 2024, compared to the same period in 2023. The decrease in selling, general and administrative expense is mainly related to reduced employee costs due to restructuring and non-recurring professional fees.

Restructuring charges were $0.2 million for the three months ended March 31, 2024 and $0.3 million for the three months ended March 31, 2023. Restructuring charges were primarily related to employment termination costs as a result of the work-force reductions initiated to reduce operating costs and align our resources with our key strategic priorities.

Depreciation and amortization expense increased $0.4 million to $4.4 million for the three months ended March 31, 2024, compared to the same period in 2023. The 2024 increase was primarily attributable to the increased amortization of capitalized software.

Income tax. The Company recognized an income tax expense of approximately $0.6 million and $0.3 million during the three months ended March 31, 2024 and 2023, respectively. The effective tax rate was approximately 11.9% for the three months ended March 31, 2024, which was lower than the U.S. federal statutory rate primarily due to the impact of valuation allowances recorded and foreign tax rate differential, partially offset by projected current income tax expense in the U.S. and certain foreign jurisdictions. The Company’s projection of current income tax expense for the period is driven by the impact of Global Intangible Low-Taxed Income and enacted Internal Revenue Code Section 174 rules that require the Company to capitalize and amortize qualifying research and development expenses and by operating income generated in certain foreign jurisdictions. The Company’s effective tax rate was approximately (3.6)% for the three months ended March 31, 2023, which was lower than the U.S. federal statutory rate due to pre-tax losses in jurisdictions where full valuation allowances have been recorded, foreign tax rate differential and certain jurisdictions projecting current income tax expense.

Liquidity and Capital Resources

As of March 31, 2024, our principal sources of liquidity were cash provided by operations. Our cash and cash equivalents balance was $19.1 million at March 31, 2024. We anticipate that our principal uses of cash and cash equivalents will be sufficient to fund our business, including technology expansion and working capital.

At March 31, 2024, our non-U.S. subsidiaries held approximately $13.1 million of cash and cash equivalents that are available for use by our operations around the world.

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

We believe that our cash, cash equivalents, financing sources, and our ability to manage working capital and expected positive cash flows generated from operations in combination with continued expense reductions will be sufficient to fund our operations for the next twelve months from the filing date of this Form 10-Q based on our current business plans. Our liquidity plans are subject to a number of risks and uncertainties, including those described in the "Forward-Looking Statements" section of this MD&A and Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, some of which are outside of our control.

For further details, see Note 9. Debt and Note 11. Capital Structure of the Notes to Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q.

Discussion of Cash Flows

A summary of net cash flows follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Net cash provided by (used in):
Operating activities	$527	$1,295
Investing activities	(3,803)	(5,470)
Financing activities	$(2,129)	$(2,299)

Our primary source of cash is receipts from revenue. The primary uses of cash are personnel and related costs, telecommunications and facility costs related primarily to our cost of revenue and general operating expenses including professional service fees, consulting fees, building and equipment maintenance and marketing expense.

Cash provided by operating activities for the three months ended March 31, 2024 was $0.5 million as compared to $1.3 million of cash provided by operating activities for the same period in 2023. In the current period, the Company generated cash from operations mainly driven by continued growth in cloud subscribers and reduced operating costs, offset by unfavorable movements in working capital compared to the first quarter of 2023.

Cash used in investing activities for the three months ended March 31, 2024 was $3.8 million as compared to $5.5 million of cash used in investing activities during the same period in 2023. The cash used for investing activities in the current year and prior year was primarily related to continued investment in product development for our Cloud offering and capitalization of associated labor costs.

Cash used in financing activities for the three months ended March 31, 2024 was $2.1 million as compared to $2.3 million of cash used in financing activities during the same period in 2023. The cash used in investing activities in the current year and prior year was primarily related to dividend payments on the Series B Preferred Stock.

Effect of Inflation

Inflationary increases in certain input costs, such as occupancy, labor and benefits, and general administrative costs, have impacted our business. Management does not believe these impacts have had a material impact on our results of operations during the three months ended March 31, 2024 and 2023. We cannot assure you, however, that we will not be affected by general inflation in the future.

Contractual Obligations
Our contractual obligations consist of office and laptop leases, notes payable and related interest as well as contractual commitments under third-party hosting, software licenses and maintenance agreements. The following table summarizes our long‑term contractual obligations as of March 31, 2024 (in thousands):

	Payments Due by Period
	Total	2024	2025-2027	2028
Finance lease obligations	$1,160	$471	$689	$—
Interest	29,538	8,861	20,677	—
Operating lease obligations	32,127	5,904	21,948	4,275
Purchase obligations[1]	29,994	16,391	13,603	—
Senior Note Payable	141,077	—	141,077	—
Total	$233,896	$31,627	$197,994	$4,275
_______________________________
1    Amount represents obligations associated with colocation agreements and other customer delivery related purchase obligations.

Uncertain Tax Positions

Unrecognized tax benefits associated with uncertain tax positions are $4.4 million at March 31, 2024. We are not able to reasonably estimate when we would make any cash payments required to settle these liabilities, but we do not believe that the ultimate settlement of our obligations will materially affect our liquidity. We do not expect that the balance of unrecognized tax benefits will significantly increase or decrease over the next twelve months.

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

These estimates and assumptions take into account historical and forward looking factors that the Company believes are reasonable, including but not limited to the potential impacts from current geopolitical tensions. As the extent and duration of the impacts from geopolitical developments remain unclear, the Company’s estimates and assumptions may evolve as conditions change. Actual results could differ significantly from those estimates. If actual results or events differ materially from those contemplated by us in making these estimates, our reported financial condition and results of operations for future periods could be materially affected. See Part II, “Item 1A. Risk Factors” in this Form 10-Q for certain matters bearing risks on our future results of operations.

During the three months ended March 31, 2024, there were no significant changes in our critical accounting policies and estimates discussed in our Form 10-K for the year ended December 31, 2023. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023 for a more complete discussion of our critical accounting policies and estimates.

Recently Issued Accounting Standards

For a discussion of recently issued accounting standards see Note 2. Basis of Presentation and Consolidation of the Notes to Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2024 and December 31, 2023 that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

The primary objective of our investment activities is to preserve our capital for the purpose of funding operations, while at the same time maximizing the income, we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and short- and long-term investments in a variety of securities, which could include commercial paper, money market funds and corporate and government debt securities. Our cash and cash equivalents at March 31, 2024 and December 31, 2023 were invested in liquid money market accounts and certificates of deposit. All market-risk sensitive instruments were entered into for non-trading purposes.

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

Interest Rate Risk

We are exposed to the risk of interest rate fluctuations on the interest income earned on our cash and cash equivalents. A hypothetical 100 basis point movement in interest rates applicable to our cash and cash equivalents outstanding at March 31, 2024 would increase interest income by approximately $0.2 million on an annual basis.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934), as of the end of the period covered by this quarterly report, that ensure that information relating to the registrant which is required to be disclosed in this report is recorded, processed, summarized and reported within required time periods using the criteria for effective internal control established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the registrant’s disclosure controls and procedures were effective as of March 31, 2024.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For a discussion of our material pending legal proceedings that could impact our results of operations, financial condition or cash flows see Note 17. Legal Matters of the Notes to Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q.

ITEM 1A. RISK FACTORS

There have been no material changes to our risk factors as previously disclosed in Part I, Item 1A. included in our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
There have been no changes to our Rule 10b5-1 Trading Plans as previously disclosed in Part II, Item 9B. included in our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Restated Certificate of Incorporation of the Registrant.	10-K	001-40574	3.1	March 15, 2023
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant.	8-K	001-40574	3.1	June 23, 2022
3.3	Amended and Restated Bylaws of the Registrant.	S-1	333-132080	3.4	May 9, 2006
3.4	Amendment No. 1 to Amended and Restated Bylaws of the Registrant.	8-K	000-52049	3.2	February 20, 2018
3.5	Amendment No. 2 to the Amended and Restated Bylaws of the Registrant.	8-K	000-52049	3.3	June 30, 2021
3.6	Certificate of Designations of the Series B Perpetual Non-Convertible Preferred Stock.	8-K	000-52049	3.1	June 30, 2021
3.7	Certificate of Amendment of the Restated Certificate of Incorporation of Synchronoss Technologies, Inc.	8-K	001-40574	3.1	December 7, 2023
10.1†	Transition and Separation Agreement dated December 31, 2023 between the Registrant and Christopher Hill.					X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a‑14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes‑Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a‑14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes‑Oxley Act of 2002.					X
32.1	Certification of Principal Executive Officer pursuant to Rule 13a‑14(b) of the Exchange Act and section 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes‑Oxley Act of 2002.					X
32.2	Certification of Principal Financial Officer pursuant to Rule 13a‑14(b) of the Exchange Act and section 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes‑Oxley Act of 2002.					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Schema Document					X
101.CAL	XBRL Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	XBRL Labels Linkbase Document					X
101.PRE	XBRL Presentation Linkbase Document					X
________________________________
†    Compensation agreement.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Synchronoss Technologies, Inc.

/s/ Jeff Miller
Jeff Miller
Chief Executive Officer
(Principal Executive Officer)

/s/ Louis Ferraro
Louis Ferraro
Chief Financial Officer

May 9, 2024