Form 10-Q
period 2024-06-30
SYNCHRONOSS TECHNOLOGIES INC
filed 2024-08-09
CIK 1131554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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
As of August 6, 2024, there were 10,818,169 shares of common stock issued and outstanding.

SYNCHRONOSS TECHNOLOGIES, INC.
FORM 10-Q INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

SYNCHRONOSS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (In thousands)

	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$23,648	$24,572
Accounts receivable, net	19,859	23,477
Prepaid & other current assets	32,013	33,953
Total current assets	75,520	82,002
Non-current assets:
Property and equipment, net	3,297	3,673
Operating lease right-of-use assets	10,702	14,791
Goodwill	181,574	183,908
Intangible assets, net	20,908	22,214
Other assets, non-current	3,671	3,749
Total non-current assets	220,152	228,335
Total assets	$295,672	$310,337
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,976	$7,475
Accrued expenses	31,491	39,127
Deferred revenues, current	1,059	1,095
Debt, current	1,875	—
Total current liabilities	42,401	47,697
Long-term debt, net of debt issuance costs	184,357	136,215
Deferred tax liabilities	4,165	3,207
Leases, non-current	20,255	23,593
Other liabilities, non-current	1,375	1,691
Total liabilities	252,553	212,403
Commitments and contingencies:
Series B Non-Convertible Perpetual Preferred stock, $0.0001 par value; 150 shares authorized, 0 and 61 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	—	58,802
Redeemable non-controlling interest	12,500	12,500
Stockholders’ equity:
Common stock, $0.0001 par value; 16,667 shares authorized, 10,815 and 10,314 issued and outstanding at June 30, 2024 and December 31, 2023, respectively	1	1
Additional paid-in capital	491,808	483,527
Accumulated other comprehensive loss	(34,007)	(25,732)
Accumulated deficit	(427,183)	(431,164)
Total stockholders’ equity	30,619	26,632
Total liabilities and stockholders’ equity	$295,672	$310,337

See accompanying notes to condensed consolidated financial statements.

SYNCHRONOSS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net revenues	$43,458	$41,019	$86,423	$83,004
Costs and expenses:
Cost of revenues[1]	10,401	11,488	20,624	22,448
Research and development	11,896	13,274	22,227	26,018
Selling, general and administrative	12,788	17,256	26,045	33,222
Restructuring charges	48	21	267	363
Depreciation and amortization	4,028	4,064	8,387	7,996
Total costs and expenses	39,161	46,103	77,550	90,047
Income (loss) from operations	4,297	(5,084)	8,873	(7,043)
Interest income	183	127	391	221
Interest expense	(3,486)	(3,461)	(7,003)	(6,915)
Other income (expense), net	1,220	(268)	5,031	(3,243)
Income (loss) from continuing operations, before taxes	2,214	(8,686)	7,292	(16,980)
Provision for income taxes	(2,708)	(532)	(3,311)	(827)
Net (loss) income from continuing operations	(494)	(9,218)	3,981	(17,807)
Discontinued operations (Note 4):
Income (loss) from discontinued operations, before taxes	—	951	—	(627)
Provision for income taxes	—	(251)	—	(1,015)
Net income (loss) from discontinued operations	—	700	—	(1,642)
Net (loss) income	(494)	(8,518)	3,981	(19,449)
Net income attributable to redeemable non-controlling interests	5	14	—	28
Preferred stock dividend and gain on repurchase of preferred stock	567	(2,475)	(1,562)	(4,949)
Net income (loss) attributable to Synchronoss	$78	$(10,979)	$2,419	$(24,370)
Earnings (loss) per share:
Basic:
Net income (loss) from continuing operations	$0.01	$(1.21)	$0.24	$(2.35)
Net income (loss) from discontinued operations	—	0.08	—	(0.17)
Basic	$0.01	$(1.13)	$0.24	$(2.52)
Diluted:
Net income (loss) from continuing operations	$0.01	$(1.21)	$0.24	$(2.35)
Net income (loss) from discontinued operations	—	0.08	—	(0.17)
Diluted	$0.01	$(1.13)	$0.24	$(2.52)
Weighted-average common shares outstanding:
Basic	10,042	9,685	9,942	9,669
Diluted	10,424	9,685	10,265	9,669
________________________________
1    Cost of revenues excludes depreciation and amortization which are shown separately.

See accompanying notes to condensed consolidated financial statements.

SYNCHRONOSS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited) (In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net (loss) income:	$(494)	$(8,518)	$3,981	$(19,449)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(2,166)	171	(8,275)	4,741
Comprehensive loss	(2,660)	(8,347)	(4,294)	(14,708)
Comprehensive income attributable to redeemable non-controlling interests	5	14	—	28
Comprehensive loss attributable to Synchronoss	$(2,655)	$(8,333)	$(4,294)	$(14,680)

See accompanying notes to condensed consolidated financial statements.

SYNCHRONOSS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited) (In thousands)

	Three Months Ended June 30, 2024
	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated deficit	Total Stockholders' Equity
Balance at March 31, 2024	10,315	$1	$482,492	$(31,841)	$(426,694)	$23,958
Stock-based compensation	—	—	893	—	—	893
Issuance of restricted stock	500	—	—	—	—	—
Preferred stock dividend	—	—	(2,129)	—	—	(2,129)
Shares withheld for taxes in connection with issuance of restricted stock	—	—	(1)	—	—	(1)
Net loss	—	—	—	—	(494)	(494)
Non-controlling interest	—	—	(5)	—	5	—
Total other comprehensive loss	—	—	—	(2,166)	—	(2,166)
Gain on Series B Preferred stock repurchase	—	—	2,696	—	—	2,696
Gain on Senior Notes repurchase	—	—	7,862	—	—	7,862
Balance at June 30, 2024	10,815	$1	$491,808	$(34,007)	$(427,183)	$30,619

	Three Months Ended June 30, 2023
	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated deficit	Total Stockholders' Equity
Balance at March 31, 2023	10,436	$1	$487,681	$(39,561)	$(387,546)	$60,575
Stock-based compensation	—	—	1,526	—	—	1,526
Issuance of restricted stock	13	—	—	—	—	—
Preferred stock dividend	—	—	(2,475)	—	—	(2,475)
Shares withheld for taxes in connection with issuance of restricted stock	(16)	—	(131)	—	—	(131)
Net loss	—	—	—	—	(8,518)	(8,518)
Non-controlling interest	—	—	(14)	—	14	—
Total other comprehensive income	—	—	—	171	—	171
Balance at June 30, 2023	10,433	$1	$486,587	$(39,390)	$(396,050)	$51,148

See accompanying notes to condensed consolidated financial statements.

	Six Months Ended June 30, 2024
	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated deficit	Total Stockholders' Equity
Balance at December 31, 2023	10,314	$1	$483,527	$(25,732)	$(431,164)	$26,632
Stock-based compensation	—	—	1,982	—	—	1,982
Issuance of restricted stock	501	—	—	—	—	—
Preferred stock dividend	—	—	(4,258)	—	—	(4,258)
Shares withheld for taxes in connection with issuance of restricted stock	—	—	(1)	—	—	(1)
Net income	—	—	—	—	3,981	3,981
Total other comprehensive loss	—	—	—	(8,275)	—	(8,275)
Gain on Series B Preferred stock repurchase	—	—	2,696	—	—	2,696
Gain on Senior Notes repurchase	—	—	7,862	—	—	7,862
Balance at June 30, 2024	10,815	$1	$491,808	$(34,007)	$(427,183)	$30,619

	Six Months Ended June 30, 2023
	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated deficit	Total Stockholders' Equity
Balance at December 31, 2022	10,137	$1	$488,856	$(44,131)	$(376,629)	$68,097
Stock-based compensation	—	—	2,840	—	—	2,840
Issuance of restricted stock	312	—	—	—	—	—
Preferred stock dividend	—	—	(4,949)	—	—	(4,949)
Shares withheld for taxes in connection with issuance of restricted stock	(16)	—	(132)	—	—	(132)
Net loss	—	—	—	—	(19,449)	(19,449)
Non-controlling interest	—	—	(28)	—	28	—
Total other comprehensive income	—	—	—	4,741	—	4,741
Balance at June 30, 2023	10,433	$1	$486,587	$(39,390)	$(396,050)	$51,148

See accompanying notes to condensed consolidated financial statements.

SYNCHRONOSS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Six Months Ended June 30,
	2024	2023
Operating activities:
Net income (loss) from continuing operations	$3,981	$(17,807)
Net loss from discontinued operations	—	(1,642)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	8,387	14,459
Amortization of debt issuance costs	836	748
Amortization of debt discount	52	47
Sublease receivable impairment	806	—
Deferred income taxes	961	10
Stock-based compensation	2,355	3,364
Operating lease impairment, net	2,278	2,075
Other, net	(5,334)	2,743
Changes in operating assets and liabilities:
Accounts receivable, net	2,715	7,328
Prepaid expenses and other current assets	1,868	(2,275)
Accounts payable	783	(2,478)
Accrued expenses	(6,358)	(1,221)
Other assets	51	321
Deferred revenues	(11)	9,344
Other liabilities	(1,530)	(2,460)
Net cash provided by operating activities	$11,840	$12,556

SYNCHRONOSS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands) (Continued)

	Six Months Ended June 30,
	2024	2023
Investing activities:
Purchases of fixed assets	$(896)	$(994)
Additions to capitalized software	(6,614)	(9,350)
Net cash used in investing activities	(7,510)	(10,344)
Financing activities:
Taxes paid on withholding shares	(1)	(132)
Debt issuance costs related to Term Loan	(6,746)	—
Proceeds from issuance of long Term Loan	75,000	—
Repurchase of Senior Notes and related costs	(11,524)	—
Drawdown on A/R Facility	6,000	3,500
Repayment of A/R Facility	(6,000)	(3,500)
Series B Preferred dividend paid in the form of cash	(4,258)	(4,772)
Repurchase of Series B Preferred stock	(57,576)	—
Net cash used in financing activities	(5,105)	(4,904)
Effect of exchange rate changes on cash	(149)	100
Net decrease in cash and cash equivalents	(924)	(2,592)
Beginning cash and cash equivalents of continuing operations	24,572	18,310
Beginning cash and cash equivalents of discontinued operations	—	3,611
Beginning cash and cash equivalents	24,572	21,921
Ending cash and cash equivalents of continuing operations	23,648	15,342
Ending cash and cash equivalents of discontinued operations	—	3,987
Ending cash and cash equivalents	$23,648	$19,329

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

On October 31, 2023, Synchronoss Technologies, Inc. entered into an Asset Purchase Agreement with Lumine Group Software Solutions (Ireland) Limited, pursuant to which the Company sold its Messaging and NetworkX businesses. This transaction represented a strategic shift designed to maximize shareholder value and allow the Company to solely focus on providing cloud-centric solutions. In connection with the sale transaction, the Company determined its Messaging and NetworkX Businesses qualified for discontinued operations accounting treatment in accordance with ASC 205-20. Accordingly, the operating results of, and costs to separate the Messaging and NetworkX businesses are reported in Net income (loss) from discontinued operations, before taxes in the Consolidated Statements of Operations for prior periods presented. There were no assets and liabilities related to discontinued operations as of June 30, 2024 and December 31, 2023, as all balances were transferred to Lumine Group upon sale. The notes to the financial statements have been adjusted on a retrospective basis. For additional information, see Note 4. Divestitures and Discontinued Operations of the Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q.

Note 2. Basis of Presentation and Consolidation

Basis of Presentation and Consolidation

The accompanying interim unaudited condensed consolidated financial statements have been prepared by Synchronoss and in the opinion of management, include all adjustments necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods. They do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024.

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

Unless otherwise noted, tables are presented in U.S. dollars in thousands. Certain columns and rows may not add due to the use of rounded numbers. Percentages presented are calculated from the underlying numbers in thousands. Earnings per share amounts are computed independently for earnings from continuing operations, earnings from discontinued operations and net earnings. As a result, the sum of per-share amounts may not equal the total. We have reclassified certain prior year amounts to conform with current year presentation. Unless otherwise noted, all amounts and disclosures included in the Notes to Consolidated Financial Statements reflect only the Company's continuing operations except for the Consolidated Statements of Cash Flows, which are presented for the whole company for the six months ended June 30, 2023. For supplemental cash flow disclosures, see Note 4. Divestitures and Discontinued Operations of the Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q.

During the fourth quarter of 2023 there was a change in the capital structure due to a reverse stock split, which decreased the number of common shares outstanding. The Company retroactively displayed the effect of the change in the Consolidated Balance Sheets, and retroactively adjusted the computations of basic and diluted Earnings Per Share (“EPS”) for all periods presented on the Consolidated Statement of Operations. For additional information, see Note 11. Capital Structure of the Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q.

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

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

	Three Months Ended June 30, 2024				Three Months Ended June 30, 2023
	Cloud	NetworkX	Messaging[2]	Total	Cloud	NetworkX[1]	Messaging[2]	Total
Geography:
Americas	$40,252	$—	$62	$40,314	$37,546	$424	$158	$38,128
APAC	1,605	—	—	1,605	1,147	—	—	1,147
EMEA	1,539	—	—	1,539	1,744	—	—	1,744
Total	$43,396	$—	$62	$43,458	$40,437	$424	$158	$41,019

Service Line:
Professional Services	$4,089	$—	$—	$4,089	$4,369	$—	$(51)	$4,318
Transaction Services	—	—	—	—	58	—	—	58
Subscription Services	39,307	—	13	39,320	36,010	424	209	36,643
License	—	—	49	49	—	—	—	—
Total	$43,396	$—	$62	$43,458	$40,437	$424	$158	$41,019

	Six Months Ended June 30, 2024				Six Months Ended June 30, 2023
	Cloud	NetworkX	Messaging[2]	Total	Cloud	NetworkX[1]	Messaging[2]	Total
Geography:
Americas	$79,831	$—	$124	$79,955	$74,960	$818	$671	$76,449
APAC	3,153	—	—	3,153	2,794	—	—	2,794
EMEA	3,315	—	—	3,315	3,761	—	—	3,761
Total	$86,299	$—	$124	$86,423	$81,515	$818	$671	$83,004

Service Line:
Professional Services	$7,862	$—	$—	$7,862	$9,030	$—	$(51)	$8,979
Transaction Services	—	—	—	—	185	—	—	185
Subscription Services	78,437	—	26	78,463	71,896	818	722	73,436
License	—	—	98	98	404	—	—	404
Total	$86,299	$—	$124	$86,423	$81,515	$818	$671	$83,004
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

Trade Accounts Receivable and Contract balances

The Company classifies its right to consideration in exchange for deliverables as either a receivable or a contract asset. A receivable is a right to consideration that is unconditional (i.e. only the passage of time is required before payment is due). For example, the Company recognizes a receivable for revenues related to its time and materials and transaction or volume-based contracts. The Company presents such receivables in Accounts receivable, net in its Consolidated Balance Sheets at their net estimated realizable value. The Company maintains an allowance for credit losses to provide for the estimated amount of receivables that may not be collected. The allowance is based upon an assessment of customer creditworthiness, historical payment experience, the age of outstanding receivables and other applicable factors.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

A contract asset is a right to consideration that is conditional upon factors other than the passage of time. For example, the Company would record a contract asset if it records revenue on a professional services engagement but are not entitled to bill until the Company achieves specified milestones. Contract asset balance was $0.1 million and $1.2 million as of June 30, 2024 and December 31, 2023, respectively.

Amounts collected in advance of services being provided are accounted for as contract liabilities, which are presented as Deferred revenue, current on the accompanying Consolidated Balance Sheets and are realized with the associated revenue recognized under the contract. Nearly all of the Company's contract liabilities balance is related to services revenue, primarily subscription services contracts.

The Company’s contract assets and liabilities are reported in a net position on a customer basis at the end of each reporting period.

Significant changes in the contract liabilities balance (current and non-current) during the period are as follows:

Contract Liabilities[1]
Balance at December 31, 2023	$1,095
Revenue recognized in the period	(86,353)
Amounts billed but not initially recognized as revenue	86,317
Balance at June 30, 2024	$1,059
________________________________
1    Comprised of Deferred Revenue. $1.0 million of revenue recognized in the period was included in the contract liability balance at the beginning of the period.

Transaction price allocated to the remaining performance obligations

Topic 606 requires that the Company disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of June 30, 2024. The Company has elected not to disclose transaction price allocated to remaining performance obligations for:

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

As of June 30, 2024, the aggregate amount of transaction price allocated to remaining performance obligations, other than those meeting the exclusion criteria above, was $197.6 million, of which approximately 66.6% is expected to be recognized as revenues within 2 years, and the remainder thereafter.

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

Note 4. Divestitures and Discontinued Operations

Discontinued Operations

Messaging and NetworkX Businesses Sale

On October 31, 2023 (the “Lumine Closing Date”), Synchronoss Technologies, Inc. and certain of its affiliated entities (such entities, together with the Company, the “Company Group”) entered into an Asset Purchase Agreement (the “Agreement”) with Lumine Group Software Solutions (Ireland) Limited, a private limited company incorporated under the laws of Ireland, Lumine Group UK Holdco Ltd, Incognito Software Systems Inc., Lumine Group US Holdco, Inc., Lumine Group Australia Holdco Pty Ltd, Openwave Messaging (Ireland) Limited, Razersight Software Solutions Ireland Limited, Spatial Software Solutions Ireland Limited, Razorsight Software Solutions US Inc., and Openwave Messaging US Inc. (such entities, the “Buyer”), pursuant to which the Company Group sold its Messaging and NetworkX businesses (the “Messaging and NetworkX Businesses”) to Buyer (the “Transaction”) for a total purchase price of up to $41,800,000 (the “Purchase Price”), and Buyer assumed certain liabilities of the Messaging and Digital Businesses. Lumine Group Inc., the parent entity of Lumine Group Software Solutions (Ireland) Limited, guaranteed certain obligations of Buyer under the Agreement pursuant to a separate Limited Guaranty, by and between Lumine Group Inc. and the Company, dated as of the date of the Agreement. The Purchase Price, which is subject to set-off rights in certain circumstances and certain adjustments, is payable as follows: (i) $31,300,000 (as adjusted) was paid in cash to the Company on the Lumine Closing Date, (ii) an additional $7,200,000 was deposited by Buyer into an escrow account on the Lumine Closing Date (which amount will remain in escrow until reconciliation of a net tangible asset adjustment), with any amounts in such escrow account to be released from escrow to either Buyer or the Company, based on whether such reconciliation indicates a deficit or a surplus in net tangible assets relative to a negotiated target amount, following such reconciliation process, which could take in excess of 150 days following the Lumine Closing Date for the initial portion of the net tangible asset reconciliation and 300 days or more following the Lumine Closing Date for reconciliation of certain specified assets to be completed, (iii) an additional $300,000 in cash (which amount was not deposited into an escrow account) may become payable to the Company in accordance with the terms of the Agreement in the event that the voluntary disclosure process with respect to certain sales tax matters related to the Messaging and NetworkX Businesses are resolved by the Company within 9 months following the Lumine Closing Date, and (iv) an additional amount of up to $3,000,000 in cash (which amount was not deposited into an escrow account) may become payable to the Company as an earn-out based on the achievement of specified gross revenue targets for the Messaging and NetworkX Businesses in fiscal year 2023. Pursuant to the Certificate of Designations of the Series B Perpetual Non-Convertible Preferred Stock, on November 3, 2023 the Company redeemed 9,874 shares of its outstanding Series B Preferred Stock by using $10,000,000 of the Purchase Price, of which $9.9 million was related to principal and $0.1 million was related to accrued dividends.

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

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

The following tables set forth details of net income (loss) from discontinued operations for the three and six months ended June 30, 2024 and 2023, respectively, related to Messaging and NetworkX Businesses sale.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net revenues	$—	$18,694	$—	$34,417
Costs and expenses:
Cost of revenues[1]	—	10,294	—	19,715
Research and development	—	1,769	—	3,760
Selling, general and administrative	—	2,619	—	4,962
Restructuring charges	—	—	—	3
Depreciation and amortization	—	2,875	—	6,463
Total costs and expenses	—	17,557	—	34,903
Income (loss) from operations	—	1,137	—	(486)
Interest income	—	—	—	1
Other expense, net	—	(186)	—	(142)
Income (loss) from operations, before taxes	—	951	—	(627)
Provision for income taxes	—	(251)	—	(1,015)
Net income (loss)	$—	$700	$—	$(1,642)
_____________________________
1    Cost of revenues excludes depreciation and amortization which are shown separately.

There were no assets and liabilities related to discontinued operations as of June 30, 2024 and December 31, 2023, as all balances were transferred to Lumine Group upon sale.

The following table summarizes the significant non-cash items and capital expenditures of the discontinued operations that are included in the consolidated statements of cash flows for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024	2023
Operating activities:
Depreciation and amortization	$—	$6,463
Stock-based compensation	—	513
Investing activities:
Additions to capitalized software	$—	$(2,635)

Divestitures

Digital Experience Platform and Activation Solutions Sale

On March 7, 2022, Synchronoss Technologies, Inc. and iQmetrix Global Ltd. (“iQmetrix ”), entered into an Asset Purchase Agreement, pursuant to which Synchronoss has agreed to sell its Digital Experience Platform and activation solutions (the “DXP Business”) to iQmetrix for up to a total purchase price of $14 million (the “iQmetrix Transaction”). The purchase price is payable as follows: (i) $7.5 million on the iQmetrix closing date of the iQmetrix Transaction, (ii) $0.5 million deposited into an escrow account on the iQmetrix Closing Date, (iii) $1 million paid twelve (12) months from the iQmetrix Closing Date, and (iv) $5 million that may be payable as an earn-out.

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

Note 5. Accounts Receivable Securitization Facility

On June 23, 2022 (the “A/R Closing Date”), the Company and certain of its subsidiaries (together with the Company, the “Company Group”) entered into a $15 million accounts receivable securitization facility (the “A/R Facility”) with Norddeutsche Landesbank Girozentrale.

The A/R Facility transaction includes (i) Receivables Purchase Agreements (the “Receivables Purchase Agreements”) dated as of the A/R Closing Date, among the Company, as initial servicer, SN Technologies, LLC, a wholly owned special purpose subsidiary of the Company (“SN Technologies”), as seller, Norddeutsche Landesbank Girozentrale, as administrative agent (the “Administrative Agent”), and the purchasers party thereto, the group agents party thereto and the originators party thereto; (ii) Purchase and Sale Agreements (the “Purchase and Sale Agreements”) dated as of the A/R Closing Date, between the Company Group, as originators (the “Originators”), and SN Technologies, as purchaser; (iii) the Administration Agreement (the “Administration Agreement”) dated as of the A/R Closing Date, between the Company, as servicer, and Finacity Corporation, as administrator; and (iv) the Performance Guaranty (the “Performance Guaranty”) dated as of the A/R Closing Date made by the Company in favor of the Administrative Agent.

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

For the six months ended June 30, 2024 the Company drew $6.0 million on the A/R Facility, and had repaid the balance in full as of June 30, 2024. For the six months ended June 30, 2023 the Company drew $3.5 million on the A/R Facility, and had repaid the balance in full as of June 30, 2023. The interest associated with the draw and repayment was not material for the period. The drawdown and subsequent repayment of the A/R Facility represent financing activities, as reported in the Consolidated Statements of Cash Flows. As of June 30, 2024 approximately $4.9 million of the Company’s receivables are held by SN Technologies. As of June 30, 2024 there were no outstanding borrowings against the A/R facility and $5.3 million was available for the Company to draw under the A/R Facility.

The Company drew $3.0 million on the A/R Facility on July 3, 2024, and had repaid the balance in full on July 12, 2024.

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

The following is a summary of assets and liabilities, and their related classifications under the fair value hierarchy:

	June 30, 2024
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Money market accounts[1]	$2,000	$2,000	$—	$—
Total assets	$2,000	$2,000	$—	$—
Liabilities
Performance-based cash units[2]	$807	$—	$807	$—
Total liabilities	$807	$—	$807	$—

	December 31, 2023
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Money market accounts[1]	$12,500	$12,500	$—	$—
Total assets	$12,500	$12,500	$—	$—
Liabilities
Performance-based cash units[2,3]	$434	$—	$434	$—
Total liabilities	$434	$—	$434	$—
________________________________
1    Included in Cash and cash equivalents on the Consolidated Balance Sheets.
2    Included in Accrued expenses on the Consolidated Balance Sheets.
3    For a discussion of performance-based cash units see Note 12. Stock Plans of the Notes to Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q.

Refer to Note 9. Debt of the Notes to Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q for presentation of Fair Value of Debt.

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

During the first quarter of 2024, the Company entered into an agreement with STIN and APC to amend the aforementioned promissory note and reduce the principal balance to $3.0 million, forgive outstanding accrued interest and extend the maturity date of the Note to September 2027. Certain circumstances may enable the Company to receive consideration in excess of the amended principal balance. In the first quarter of 2024 the Company reassessed the collectability of the note and determined a full allowance for credit losses was required equal to the carrying value of the note. Accordingly, the modification of the terms of the Note had no net impact on the condensed consolidated financial statements for the quarter ended June 30, 2024.

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

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

The following table presents information about the Company's Right of Use (“ROU”) assets and lease liabilities:

	June 30, 2024	December 31, 2023
Operating lease assets:
Non-current operating lease ROU assets	$10,702	$14,791
Finance lease assets:
Equipment, net	887	1,094

Operating lease liabilities:
Lease liabilities, current[1]	6,055	5,838
Lease liabilities, non-current	19,868	23,037
Total operating lease liabilities	$25,923	$28,875

Finance lease liabilities:
Lease liabilities, current	536	562
Lease liabilities, non-current	387	556
Total finance lease liabilities	$923	$1,118
________________________________
1    Amounts are included in Accrued expenses on the Consolidated Balance Sheets.

The following table presents information about lease expense and sublease income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Finance leases:
Interest expense	$23	$19	$51	$35
Depreciation expense	147	146	314	260
Total finance leases	$170	$165	$365	$295

Operating leases:
Operating lease cost[1]	$1,397	$1,509	$2,821	$3,042
Other lease costs and income:
Variable lease costs[1]	169	428	310	723
ROU assets impairments, net[1,2]	2,278	2,078	2,278	2,075
Sublease income[1]	(291)	(822)	(1,310)	(1,538)
Total operating leases	3,553	3,193	4,099	4,302
Total net lease cost	$3,723	$3,358	$4,464	$4,597
________________________________
1    Amounts are included in Cost of revenues, Selling, general and administrative and/or Research and development based on the function that the underlying leased asset supports which are reflected in the Consolidated Statements of Operations.
2    Reflects impairments recorded for Bethlehem, Pennsylvania and Bangalore, India office locations in the current and prior periods, respectively.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

The following table provides the undiscounted amount of future cash flows included in our lease liabilities at June 30, 2024 for each of the five years subsequent to December 31, 2023 and thereafter, as well as a reconciliation of such undiscounted cash flows to our lease liabilities at June 30, 2024:

	Operating Leases	Finance Leases
2024	$3,933	$309
2025	7,868	478
2026	7,851	211
2027	6,207	—
2028	4,275	—
Total future lease payments	30,134	998
Less: amount representing interest	(4,211)	(75)
Present value of future lease payments (lease liability)	$25,923	$923

The following table provides the weighted-average remaining lease term and weighted-average discount rates for our leases:

	June 30, 2024	December 31, 2023
Weighted-average remaining lease term (years), weighted based on lease liability balances:
Finance leases	1.91	2.19
Operating leases	3.93	4.40
Weighted-average discount rate (percentages), weighted based on the remaining balance of lease payments:
Finance leases	9.6%	9.3%
Operating leases	8.0%	8.0%

The following table provides certain cash flow and supplemental noncash information related to our lease liabilities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Finance leases	$162	$152	$348	$286
Operating leases	1,963	2,009	$3,924	$4,006

Lease liabilities arising from obtaining right-of-use assets:
Finance leases	$—	$64	$105	$358
Operating leases	—	—	—	—

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Note 9. Debt

2024 Term Loan

On June 28, 2024 (the “Effective Date”), the Company entered into a Credit Agreement (the “Credit Agreement”) with BGC Lender Rep LLC, as administrative agent, and the lenders party thereto. The Credit Agreement established a senior secured term loan facility of up to $75.0 million (the “Term Loan”), all of which was funded on the Effective Date. The proceeds of the Term Loan were used to (i) fund the Senior Note Repurchase (as defined below), (ii) to fund the Series B Repurchase (as defined below) and (iii) to pay transaction fees and expenses associated with the closing of the transactions contemplated by the Credit Agreement.

The Term Loan matures on June 28, 2028 (the “Maturity Date”); provided that if (i) the Company’s 8.375% Senior Notes due 2026 (the “Senior Notes”) are not refinanced, redeemed or repaid in full prior to March 31, 2026, the Maturity Date shall be March 31, 2026 and (ii) in the event of a refinancing, redemption or repayment of the Senior Notes in full prior to March 31, 2026, the Maturity Date shall be the earlier of (A) June 28, 2028 and (B) the date that is twelve (12) months prior to the final stated maturity date for the indebtedness resulting from such refinancing, redemption or repayment of the Senior Notes in full.

The Term Loan bears interest at a rate per annum equal to the Adjusted Term Secured Overnight Financing Rate (“SOFR”) (as defined in the Credit Agreement) for the applicable interest period, plus 5.50%, subject to a floor of 2.50%.

The Credit Agreement requires the Company to repay the outstanding principal amounts of the Term Loan in an amount of $468,750 on the last day of each fiscal quarter beginning on September 30, 2024 and ending on June 30, 2026. Starting on September 30, 2026, and on the last day of each fiscal quarter thereafter, such repayments of outstanding principal shall be $1,875,000. The final principal repayment of the Term Loan shall be repaid on the Maturity Date in an amount equal to the aggregate principal amount of the Term Loan outstanding on such date. The Company may at any time voluntarily prepay the Term Loan, in whole or in part subject to a variable prepayment fee if such prepayment is made prior to the third anniversary of the Effective Date. The Company is required to pay an exit fee of $1.5 million if, among other things, the Maturity Date is extended beyond March 31, 2026. The Credit Agreement also contains mandatory prepayment provisions that are customary for secured financings of this type from excess cash flow and with the proceeds of certain asset sales, tax refunds, equity sales or issuances, and debt issuances, each as more fully described in the Credit Agreement.

The Company’s obligations under the Credit Agreement are secured by substantially all of the assets (other than existing real property) of Synchronoss. Other than an Irish Subsidiary (as defined in the Credit Agreement), none of the Company’s direct or indirect foreign subsidiaries or immaterial subsidiaries has guaranteed the loans under the Credit Agreement, but under certain circumstances, such subsidiaries may become guarantors. The Credit Agreement contains customary covenants that limit the Company’s ability and its restricted subsidiaries to, among other things, (i) incur additional indebtedness, (ii) pay dividends or make certain other restricted payments, (iii) sell assets, (iv) make certain investments, (v) grant liens and (vi) enter into transactions with affiliates. These covenants are subject to exceptions and qualifications set forth in the Credit Agreement. The financial covenants set forth in the Credit Agreement include (i) a maximum consolidated secured leverage ratio, which will be tested at the end of each of the Company’s fiscal quarter and (ii) an average liquidity requirement for any calendar month. All borrowings under the Credit Agreement are subject to the satisfaction of customary conditions, including the absence of a default and the accuracy of representations and warranties subject to certain exceptions. Upon the occurrence and continuance of an event of default, which, for example, could be triggered by a breach or violation of, or default under, certain material contracts of the Company, BGC Lender Rep may take either or both of the following actions: (i) terminate the commitments and (ii) declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Credit Agreement.

The foregoing description of the Credit Agreement and Term Loan does not purport to be complete and is qualified in its entirety by the full text of the Credit Agreement, a copy of which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

The Company is in compliance with its debt covenants pertaining to the Term Loan as of June 30, 2024.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Repurchase of Senior Notes and Series B Preferred

The Company used $66.5 million of the proceeds from the Term Loan and $2.6 million non-interest-bearing deferred consideration, expected to be paid within the next 12 months, for a total consideration of $69.1 million (“the total consideration”) to repurchase 100% of its outstanding Series B Perpetual Non-Convertible Preferred Stock (the “Series B Preferred”) and 787,590 (14%) of its outstanding Senior Notes from B. Riley Principal Investments, LLC (“BRPI”), a related party.

The fair value of Series B Preferred stock of $57.6 million was determined using a discounted cash flow model using level two inputs. The carrying value of Series B Preferred was $58.2 million. The second quarter’s accrued dividend of $2.1 million was forgiven at the time of the repurchase. The Series B Preferred repurchase gain of $2.7 million was calculated as the fair value of consideration paid less the carrying value, less the second quarter’s accrued dividend forgiven. The $2.7 million gain was accounted for as capital transaction and reflected as an adjustment to additional paid-in capital (“APIC”). While the transaction was not reflected in the income statement, the gain was reflected in the adjustment to net income from common shareholders for purposes of calculating EPS, for the three and six months ended June 30, 2024.

The Company allocated $57.6 million of the total consideration to the Series B Preferred based on the fair value and allocated the remaining consideration of $11.5 million to the Senior Notes repurchase. The carrying value of Senior notes repurchased was $19.1 million including $0.6 million of unamortized debt issuance costs. The second quarter’s accrued interest of $0.3 million was forgiven at the time of the repurchase. The Senior Note Repurchase gain of $7.9 million was calculated as the remaining consideration paid of $11.5 million less the carrying value, less the second quarter’s accrued interest forgiven. The Company accounted for the debt repurchase as a redemption with a related party. ASC 470-50-40-2 indicates that such an extinguishment transaction may be in essence a capital transaction. Therefore, the transaction was accounted for as a capital transaction and reflected as an adjustment to APIC, which resulted in a gain of $7.9 million for the three and six months ended June 30, 2024.

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
On June 28, 2024, Synchronoss repurchased 787,590 of its Senior Notes from BRPI, as described above.

The Company is in compliance with its debt covenants pertaining to the Senior Notes as of June 30, 2024.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Carrying Value of Debt

The carrying amounts of the Company’s borrowings were as follows:

	June 30, 2024	December 31, 2023
8.375% Senior Notes due 2026
Senior Notes	$121,387	$141,077
Unamortized discount and debt issuance cost[1]	(3,416)	(4,862)
Carrying value of Senior Notes	$117,971	$136,215
2024 Term Loan
Term Loan	75,000	—
Unamortized debt issuance cost[1]	(6,739)	—
Carrying value of Term Loan	68,261	—
Total carrying value of debt	186,232	136,215
Current portion of long-term debt	1,875	—
Long-term debt, net of current portion	$184,357	$136,215
________________________________
1    Debt issuance costs are deferred and amortized into interest expense using the effective interest method.

Fair Value of Debt

The fair value of the Senior Notes was determined based on the closing trading price of the Senior Notes as of June 30, 2024 and is categorized accordingly as Level 2 in the fair value hierarchy. The fair value of the Term Loan approximates the carrying value as of the Term Loan Credit Agreement effective date and is categorized accordingly as Level 2 in the fair value hierarchy. The Company is in compliance with its debt covenants as of June 30, 2024.

	Balance at June 30, 2024
		Fair Value
	Carrying Amount	(Level 1)	(Level 2)	(Level 3)	Total
Total debt	$186,232	$—	$174,888	$—	$174,888

	Balance at December 31, 2023
		Fair Value
	Carrying Amount	(Level 1)	(Level 2)	(Level 3)	Total
Total debt	$136,215	$—	$107,557	$—	$107,557

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Interest Expense

The following table summarizes the Company’s interest expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
2021 8.375% Senior Notes due 2026:
Amortization of debt issuance costs	$418	$378	$826	$748
Interest on borrowings	2,954	2,954	5,908	5,908
Amortization of debt discount	26	24	52	47
2024 Term Loan:
Amortization of debt issuance costs	10	—	10	—
Interest on borrowings	45	—	45	—
Other[1]	33	105	162	212
Total	$3,486	$3,461	$7,003	$6,915
________________________________
1    Includes interest on uncertain tax provisions.

Note 10. Accumulated Other Comprehensive (Loss) / Income

The changes in accumulated other comprehensive (loss) income during the six months ended June 30, 2024 were as follows:

	Balance at December 31, 2023	Other comprehensive loss	Tax effect	Balance at June 30, 2024
Foreign currency	$(22,212)	$(8,275)	$—	$(30,487)
Unrealized loss on intercompany foreign currency transactions	(3,520)	—	—	(3,520)
Total	$(25,732)	$(8,275)	$—	$(34,007)

Note 11. Capital Structure

Reverse Stock Split

On December 4, 2023, the Company’s stockholders approved proposals at a special meeting of stockholders (the “Special Meeting”) amending the Company’s Restated Certificate of Incorporation (as amended, the “Certificate of Incorporation”), to effect a reverse stock split of the Company’s common stock, $0.0001 par value (“Common Stock”), at a ratio in the range of 1-to-5 to 1-to-20, and an associated reduction in the number of shares of Common Stock the Company is authorized to issue. On December 4, 2023, the Company’s Board of Directors (the “Board”) approved a final split ratio of 1-for-9 (the “Reverse Stock Split”) where each nine (9) shares of Common Stock issued and outstanding immediately prior to the Effective Time shall, automatically and without any action on the part of the respective holders thereof, be combined and converted into one (1) share of Common Stock.

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

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

As of the opening of trading on December 11, 2023, the Company’s Common Stock began trading on a post-split basis under CUSIP number 87157B400. The Company’s Common Stock will continue to trade on the Nasdaq Capital Market under the symbol “SNCR”.

The Reverse Stock Split was effected simultaneously for all shares of Common Stock issued and outstanding, and affected all holders of the Company’s Common Stock uniformly and did not affect any stockholder’s percentage ownership interests in the Company, except with respect to the treatment of fractional shares. The Company did not issue fractional shares for post-Reverse Stock Split shares in connection with the Reverse Stock Split. Stockholders who otherwise were entitled to receive a fractional share of Common Stock had such fractional share rounded up to the nearest whole share. The Company retroactively displayed the effect of the Reverse Stock Split change in the Consolidated Balance Sheets, and retroactively adjusted the computations of basic and diluted EPS for all periods presented on the Consolidated Statement of Operations.

As of June 30, 2024, the Company’s authorized capital stock was 26,666,667 shares of stock with a par value of $0.0001, of which 16,666,667 shares were designated as common stock and 10,000,000 shares were designated as preferred stock, 150,000 of which were designated Series B Perpetual Non-Convertible Preferred Stock.

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

Series B Non-Convertible Preferred

On June 30, 2021, the Company closed a private placement of 75,000 shares of its Series B Perpetual Non-Convertible Preferred Stock, par value $0.0001 per share, with an initial liquidation preference of $1,000 per share (the “Series B Preferred”), for net proceeds of $72.5 million (the “Series B Transaction”). The sale of the Series B Preferred was pursuant to the Series B Preferred Stock Purchase Agreement, dated as of June 24, 2021 (the “Series B Purchase Agreement”), between the Company and BRPI. In connection with the closing of the Series B Transaction, the Company (i) filed a Certificate of Designation with the State of Delaware setting forth the rights, preferences, privileges, qualifications, restrictions and limitations on the Series B Preferred (the “Series B Certificate”) and (ii) entered into an Investor Rights Agreement with B. Riley Financial, Inc. (“B. Riley Financial”) and BRPI setting forth certain governance and registration rights of B. Riley Financial with respect to the Company.

Repurchase of Series B Preferred

On June 28, 2024 the Company repurchased all outstanding shares of the Series B Preferred stock, as discussed in Note 9. Debt of the Notes to Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q. As a result of the Series B

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Repurchase, no shares of the Series B Preferred remain outstanding as of June 30, 2024. On July 1, 2024 the Company filed a certificate of elimination to the Series B Certificate with the Secretary of State of the State of Delaware.

A summary of the Company’s Series B Perpetual Non-Convertible Preferred Stock balance at June 30, 2024 and changes during the six months ended June 30, 2024, are presented below:

	Series B Preferred Stock
	Shares	Amount
Balance at December 31, 2023[1]	61	$58,802
Excise tax on fair value of Series B Preferred stock at repurchase	—	(576)
Repurchase of Series B Preferred stock	(61)	(58,226)
Balance at June 30, 2024	—	$—
________________________________
1    Series B Preferred stock net principal balance of $58.8 million is presented as gross principal balance of $60.8 million net of $2.0 million unamortized issuance costs.

The Company paid Series B Perpetual Preferred stock dividends of $4.3 million in cash for the six months ended June 30, 2024.

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

As of June 30, 2024, the Company maintains two stock-based compensation plans, the 2015 Equity Incentive Plan (the “2015 Plan”) and the 2017 New Hire Equity Incentive Plan (“2017 Plan”).

At the annual meeting of stockholders the Company held on June 5, 2024, the Company’s stockholders approved the amendment and restatement of the Company’s 2015 Equity Incentive Plan to increase the maximum total number of shares of common stock issuable under the Plan by 1,053,000 shares.

As of June 30, 2024 the maximum number of shares of common stock authorized for issuance under the 2015 Plan and 2017 Plan was 5,741,576 shares and 229,635, respectively.

As of June 30, 2024, there were 1.1 million shares available for the grant or award under the Company’s 2015 Plan and 0.1 million shares available for the grant or award under the Company’s 2017 Plan.

The Company’s performance-based cash unit (“PBCU”) awards granted to employees under the Long-Term Incentive (“LTI”) Plans have been accounted for as liability awards, due to the Company’s intent and ability to settle such awards in cash upon vesting. Performance-based cash units are measured at the closing stock price and at the fair value obtained using the Monte-Carlo simulation at the reporting period end date. The expense is recognized straight line over the requisite service period. The Company has reflected such awards in accrued expenses on the Condensed Consolidated Balance Sheets. As of June 30, 2024, the liability for such awards was $0.8 million.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Stock-Based Compensation

The following table summarizes stock-based compensation expense related to all of the Company’s stock awards included by operating expense categories, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of revenues	$71	$73	$94	$152
Research and development	360	385	583	856
Selling, general and administrative	814	934	1,678	1,843
Total stock-based compensation expense	$1,245	$1,392	$2,355	$2,851

The following table summarizes stock-based compensation expense related to all of the Company’s stock awards included by award type, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Stock options	$132	$358	$330	$780
Restricted stock awards	761	941	1,189	1,620
Performance-based cash units	352	93	836	451
Total stock-based compensation before taxes	$1,245	$1,392	$2,355	$2,851
Tax benefit	$272	$304	$524	$616

The total unamortized stock-based compensation cost related to unvested equity awards as of June 30, 2024 was $5.9 million. The expense is expected to be recognized over a weighted-average period of approximately 2.2 years.

The total unamortized stock-based compensation cost related to unvested performance-based cash units as of June 30, 2024 was $4.4 million. The expense is expected to be recognized over a weighted-average period of approximately 1.8 years.

Note 13. Restructuring

The Company continues to identify workforce optimization opportunities to better align the Company’s resources with its key strategic priorities.

A summary of the Company’s restructuring accrual at June 30, 2024 and changes during the six months ended June 30, 2024, are presented below:

Employee Termination Costs
Balance at December 31, 2023	$2,388
Charges	267
Payments	(1,550)
Other adjustments	(10)
Balance at June 30, 2024	$1,095

Note 14. Income Taxes

The Company recognized an income tax expense of approximately $2.7 million and $0.5 million during the three months ended June 30, 2024 and 2023, respectively. The Company recognized an income tax expense of approximately $3.3 million and $0.8 million during the six months ended June 30, 2024 and 2023, respectively. The effective tax rate was approximately 45.4% for the six months ended June 30, 2024, which was higher than the U.S. federal statutory rate primarily due to the impact

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

of permanent adjustments, most notably Global Intangible Low-Taxed Income, partially offset by foreign tax rate differential and adjustments to valuation allowances associated with current year activity. The Company’s projection of U.S. current income tax expense for the period is driven by the impact of Global Intangible Low-Taxed Income and enacted Internal Revenue Code Section 174 rules that require the Company to capitalize and amortize qualifying research and development expenses and by operating income generated in certain foreign jurisdictions. The Company’s effective tax rate was approximately (4.9)% for the six months ended June 30, 2023, which was lower than the U.S. federal statutory rate due to pre-tax losses in jurisdictions where full valuation allowances have been recorded, foreign tax rate differential and certain jurisdictions projecting current income tax expense. The Company continues to consider all available evidence, including historical profitability and projections of future taxable income together with new evidence, both positive and negative, that could affect the view of the future realization of deferred tax assets. As a result of this analysis, the Company continues to maintain a valuation allowance against the net deferred tax assets of the U.S. and most foreign jurisdictions as the realization of these assets is not more likely than not, given the uncertainty of future earnings in these jurisdictions.

Unrecognized tax benefits associated with uncertain tax positions are $4.4 million at June 30, 2024. We are not able to reasonably estimate when we would make any cash payments required to settle these liabilities, but we do not believe that the ultimate settlement of our obligations will materially affect our liquidity. We do not expect that the balance of unrecognized tax benefits will significantly increase or decrease over the next twelve months.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator - Basic:
Net (loss) income from continuing operations	$(494)	$(9,218)	$3,981	$(17,807)
Net income attributable to redeemable non-controlling interests	5	14	—	28
Preferred stock dividend and gain on repurchase of preferred stock	567	(2,475)	(1,562)	(4,949)
Net income (loss) attributable to Synchronoss from continuing operations	78	(11,679)	2,419	(22,728)
Net income (loss) from discontinued operations	—	700	—	(1,642)
Net income (loss) attributable to Synchronoss	$78	$(10,979)	$2,419	$(24,370)

Numerator - Diluted:
Net income (loss) attributable to Synchronoss from continuing operations	78	(11,679)	$2,419	$(22,728)
Net income (loss) from discontinued operations	—	700	—	(1,642)
Net income (loss) attributable to Synchronoss	$78	$(10,979)	$2,419	$(24,370)

Denominator:
Weighted average common shares outstanding — basic	10,042	9,685	9,942	9,669
Dilutive effect of:
Shares from assumed conversion of PBCU	300	—	195	—
Options and unvested restricted shares	82	—	128	—
Weighted average common shares outstanding — diluted	$10,424	$9,685	$10,265	$9,669

Earnings (loss) per share:
Basic EPS:
Net income (loss) from continuing operations	$0.01	$(1.21)	$0.24	$(2.35)
Net income (loss) from discontinued operations	—	0.08	—	(0.17)
Basic EPS	$0.01	$(1.13)	$0.24	$(2.52)
Diluted EPS:
Net income (loss) from continuing operations	$0.01	$(1.21)	$0.24	$(2.35)
Net income (loss) from discontinued operations	—	0.08	—	(0.17)
Diluted EPS	$0.01	$(1.13)	$0.24	$(2.52)

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

Aggregate annual future minimum payments under non-cancelable agreements as of June 30, 2024 for each year subsequent to December 31, 2023 and thereafter, are as follows:

Non-cancelable agreements
2024	$12,687
2025	14,563
2026	1,501
2027	34
Total	$28,785

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
In the third quarter of 2017, the SEC and Department of Justice (the “DoJ”) initiated investigations in connection with certain financial transactions that the Company effected in 2015 and 2016 and its disclosure of and accounting for such transactions, which the Company restated in the third quarter of 2018 in its restated annual and quarterly financial statements for 2015 and 2016. On June 7, 2022 the SEC approved the Offer of Settlement and filed an Order Instituting Cease-And-Desist Proceedings pursuant to Section 21C of the Securities Exchange Act of 1934, Making Findings, and Imposing a Cease-And-Desist Order (the “SEC Order”). Pursuant to the terms of the SEC Order, the Company consented to pay a civil penalty in the amount of $12.5 million in equal quarterly installments over two years and to cease and desist from committing or causing any violations of Sections 10(b), 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Exchange Act and the associated rules thereunder. In addition, failure to comply with the provisions of the SEC Order could result in further actions by one or both governmental agencies which could have a material adverse effect on the Company’s results of operations. The penalties have been paid in full as of March 31, 2024. Also on June 7, 2022, the SEC filed a civil action against two former members of the Company’s management team (the “defendants”), alleging misconduct arising out of certain of the restated transactions that took place in 2015 and 2016 investigated by the SEC as set forth above. During the three months ended June 30, 2024, the Court entered final judgments in both of these civil actions pursuant to which the defendants agreed to pay civil penalties totaling an aggregate of $145,000 and one defendant agreed to disgorge incentive compensation received during the period of the restated transactions in the amount of $430,741. The Company has indemnified the defendants in these actions for certain costs and expenses, including reasonable attorney’s fees, as of June 30, 2024 the Company has accrued $2.8 million for such remaining claims.
On or about July 12, 2023, the Company filed a complaint in the Superior Court of the State of Delaware against iQmetrix Global Ltd. (“iQmetrix") for breach of the asset purchase and transition services agreements by and between the Company and

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

iQmetrix as a result of iQmetrix’s failure to pay amounts due under those agreements in excess of $1.2 million. On September 11, 2023, iQmetrix filed its “Answer Defenses and Counterclaims” against the Company, claiming the Company breached the asset purchase, transition services and software license agreements, committed fraud and breached the implied covenant of good faith and fair dealing entitling iQmetrix to an amount to be determined at trial. On October 10, 2023, the Company filed its “Answer to Defendant’s Counterclaims” denying all counts asserted by iQmetrix and asserting certain affirmative defenses thereto. The parties are currently engaged in discovery. The Company believes that the counterclaims are without merit, and the Company intends to defend all such counterclaims.
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

Note 18. Additional Financial Information

Other Income (expense), net

The following table sets forth the components of Other Income (expense), net included in the Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Foreign exchange gains (losses)	$1,220	$(268)	$5,021	$(3,221)
Other[1]	—	—	10	(22)
Total	$1,220	$(268)	$5,031	$(3,243)
________________________________
1    Represents an aggregate of individually immaterial transactions.

The non-cash impact of the foreign exchange gains and losses on intercompany payables and receivables is reflected as an adjustment to reconcile the Net income to cash within the Other, net line item in the operating activities, as reported in the Consolidated Statements of Cash Flows.

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

The Company’s top five customers accounted for 97.5% and 96.4% of net revenues for the six months ended June 30, 2024 and June 30, 2023, respectively. Contracts with these customers typically run for three to five years. Of these customers, both Verizon and AT&T accounted for more than 10% of our revenues in 2024 and 2023. The loss of Verizon or AT&T as a customer would have a material negative impact on our company. However, we believe that the costs incurred and subscriber disruption by Verizon or AT&T to replace Synchronoss’ solutions would be substantial.

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

Discussion of the Condensed Consolidated Statements of Operations

Three months ended June 30, 2024 compared to the three months ended June 30, 2023

The following table presents an overview of our results of operations for the three months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		$ Change
	2024	2023	2024 vs 2023
Net revenues	$43,458	$41,019	$2,439
Cost of revenues[1]	10,401	11,488	(1,087)
Research and development	11,896	13,274	(1,378)
Selling, general and administrative	12,788	17,256	(4,468)
Restructuring charges	48	21	27
Depreciation and amortization	4,028	4,064	(36)
Total costs and expenses	39,161	46,103	(6,942)
Income (loss) from operations	4,297	(5,084)	9,381
Interest income	183	127	56
Interest expense	(3,486)	(3,461)	(25)
Other income (expense), net	1,220	(268)	1,488
Income (loss) from continuing operations, before taxes	$2,214	$(8,686)	$10,900
Provision for income taxes	$(2,708)	$(532)	$(2,176)
________________________________
1    Cost of revenues excludes depreciation and amortization which are shown separately.

Net revenues increased $2.4 million to $43.5 million for the three months ended June 30, 2024, compared to the same period in 2023. The overall increase in revenue was primarily due to continued cloud subscriber growth.

Cost of revenues decreased $1.1 million to $10.4 million for the three months ended June 30, 2024, compared to the same period in 2023. The 2024 decrease was primarily attributable to the reduced employee costs due to restructuring measures taken in the fourth quarter of 2023..

Research and development expense decreased $1.4 million to $11.9 million for the three months ended June 30, 2024, compared to the same period in 2023. The research and development costs decreased year over year mainly as a result of reduced employee costs due to restructuring measures taken in the fourth quarter of 2023 and executed cost savings initiatives to streamline our workforce and reduce vendor spend and overhead costs.

Selling, general and administrative expense decreased $4.5 million to $12.8 million for the three months ended June 30, 2024, compared to the same period in 2023. The decrease in selling, general and administrative expense is mainly related to reduced employee costs due to restructuring measures taken in the fourth quarter of 2023 and lower non-recurring professional fees in the current period.

Restructuring charges were immaterial for the three months ended June 30, 2024 and immaterial for the three months ended June 30, 2023. Restructuring charges were primarily related to employment termination costs as a result of the work-force reductions initiated to reduce operating costs and align our resources with our key strategic priorities.

Depreciation and amortization expense decreased immaterially for the three months ended June 30, 2024, compared to the same period in 2023.

Interest expense increased immaterially for the three months ended June 30, 2024, compared to the same period in 2023. Interest expense in both periods is primarily comprised of interest related to the 2021 Senior Notes.

Other income (expense), net increased $1.5 million for the three months ended June 30, 2024, compared to the same period in 2023 primarily due to non-cash impact of the foreign exchange gains on intercompany payables and receivables.

Income tax. The Company recognized an income tax expense of approximately $2.7 million and $0.5 million during the three months ended June 30, 2024 and 2023, respectively. The effective tax rate was approximately 122.3% for the three months ended June 30, 2024, which was higher than the U.S. federal statutory rate primarily due to changes in the mix of pre-tax income and losses in the U.S. and foreign jurisdictions, specifically the impact of permanent adjustments including Global Intangible Low-Taxes Income and adjustments to valuation allowances associated with current year activity, partially offset by foreign tax rate differential. The Company’s projection of U.S. current income tax expense for the period is driven by the impact of Global Intangible Low-Taxed Income and enacted Internal Revenue Code Section 174 rules that require the Company to capitalize and amortize qualifying research and development expenses and by operating income generated in certain foreign jurisdictions. The Company’s effective tax rate was approximately (6.1)% for the three months ended June 30, 2023, which was lower than the U.S. federal statutory rate due to pre-tax losses in jurisdictions where full valuation allowances have been recorded, foreign tax rate differential and certain jurisdictions projecting current income tax expense.

Discussion of the Condensed Consolidated Statements of Operations

Six months ended June 30, 2024 compared to the six months ended June 30, 2023

The following table presents an overview of our results of operations for the six months ended June 30, 2024 and 2023 (in thousands):

	Six Months Ended June 30,		$ Change
	2024	2023	2024 vs 2023
Net revenues	$86,423	$83,004	$3,419
Cost of revenues[1]	20,624	22,448	(1,824)
Research and development	22,227	26,018	(3,791)
Selling, general and administrative	26,045	33,222	(7,177)
Restructuring charges	267	363	(96)
Depreciation and amortization	8,387	7,996	391
Total costs and expenses	77,550	90,047	(12,497)
Income (loss) from operations	8,873	(7,043)	15,916
Interest income	391	221	170
Interest expense	(7,003)	(6,915)	(88)
Other income (expense), net	5,031	(3,243)	8,274
Income (loss) from continuing operations, before taxes	$7,292	$(16,980)	$24,272
Provision for income taxes	$(3,311)	$(827)	$(2,484)
________________________________
1    Cost of revenues excludes depreciation and amortization which are shown separately.

Net revenues increased $3.4 million to $86.4 million for the six months ended June 30, 2024, compared to the same period in 2023. The overall increase in revenue was primarily due to continued cloud subscriber growth.

Cost of revenues decreased $1.8 million to $20.6 million for the six months ended June 30, 2024, compared to the same period in 2023. The 2024 decrease was primarily attributable to the reduced employee costs due to restructuring measures taken in the fourth quarter of 2023.

Research and development expense decreased $3.8 million to $22.2 million for the six months ended June 30, 2024, compared to the same period in 2023. The research and development costs decreased year over year mainly as a result of reduced employee costs due to restructuring measures taken in the fourth quarter of 2023 and executed cost savings initiatives to streamline our workforce and reduce vendor spend and overhead costs.

Selling, general and administrative expense decreased $7.2 million to $26.0 million for the six months ended June 30, 2024, compared to the same period in 2023. The decrease in selling, general and administrative expense is mainly related to reduced employee costs due to restructuring measures taken in the fourth quarter of 2023 and lower non-recurring professional fees incurred in the current period.

Restructuring charges were $0.3 million and $0.4 million for the six months ended June 30, 2024 and 2023, respectively, which primarily related to employment termination costs as a result of the work-force reductions initiated to reduce operating costs and align our resources with our key strategic priorities.

Depreciation and amortization expense increased $0.4 million to $8.4 million for the six months ended June 30, 2024, compared to the same period in 2023. The 2024 increase was primarily attributable increased amortization of capitalized software, partially offset by the expiration of amortizable acquired assets in combination with reduced capital expenditures mainly as a result of efforts to streamline business operations.

Interest expense increased immaterially for the six months ended June 30, 2024, compared to the same period in 2023. Interest expense in both periods is primarily comprised of interest related to the 2021 Senior Notes.

Other income (expense), net increased $8.3 million to $5.0 million for the six months ended June 30, 2024, compared to the same period in 2023. The 2024 increase is primarily due to non-cash impact of the foreign exchange gains on intercompany payables and receivables.

Income tax. The Company recognized an income tax expense of approximately $3.3 million and $0.8 million during the six months ended June 30, 2024 and 2023, respectively. The effective tax rate was approximately 45.4% for the six months ended June 30, 2024, which was higher than the U.S. federal statutory rate primarily due to the impact of permanent adjustments including Global Intangible Low-Taxed Income, partially offset by foreign tax rate differential and adjustments to valuation allowances associated with current year activity. The Company’s projection of U.S. current income tax expense for the period is driven by the impact of Global Intangible Low-Taxed Income and enacted Internal Revenue Code Section 174 rules that require the Company to capitalize and amortize qualifying research and development expenses and by operating income generated in certain foreign jurisdictions. The Company’s effective tax rate was approximately (4.9)% for the six months ended June 30, 2023, which was lower than the U.S. federal statutory rate due to pre-tax losses in jurisdictions where full valuation allowances have been recorded, foreign tax rate differential and certain jurisdictions projecting current income tax expense.

Liquidity and Capital Resources

On June 28, 2024, the Company entered into the Credit Agreement with BGC Lender Rep LLC, as administrative agent, and the lenders party thereto. The Credit Agreement established a senior secured term loan facility of up to $75.0 million, all of which was funded on the Effective Date. The proceeds of the Term Loan were used to (i) fund the Senior Note Repurchase, (ii) to fund the Series B Repurchase and (iii) to pay transaction fees and expenses associated with the closing of the transactions contemplated by the Credit Agreement, as discussed in Note 9. Debt of the Notes to Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q.

As of June 30, 2024, our principal sources of liquidity were cash provided by operations. Our cash and cash equivalents balance was $23.6 million at June 30, 2024. We anticipate that our principal uses of cash and cash equivalents will be sufficient to fund our business, including technology expansion and working capital.

At June 30, 2024, our non-U.S. subsidiaries held approximately $14.2 million of cash and cash equivalents that are available for use by our operations around the world.

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

Discussion of Cash Flows

A summary of net cash flows follows (in thousands):

	Six Months Ended June 30,
	2024	2023
Net cash provided by (used in):
Operating activities	$11,840	$12,556
Investing activities	(7,510)	(10,344)
Financing activities	$(5,105)	$(4,904)

Our primary source of cash is receipts from revenue. The primary uses of cash are personnel and related costs, telecommunications and facility costs related primarily to our cost of revenue and general operating expenses including professional service fees, consulting fees, building and equipment maintenance and marketing expense.

Cash provided by operating activities for the six months ended June 30, 2024 was $11.8 million as compared to $12.6 million of cash provided by operating activities for the same period in 2023. In the current period, the Company generated cash from operations mainly driven by continued growth in cloud subscribers and reduced operating costs, offset by unfavorable movements in working capital compared to the second quarter of 2023.

Cash used in investing activities for the six months ended June 30, 2024 was $7.5 million as compared to $10.3 million of cash used in investing activities during the same period in 2023. The cash used for investing activities in the current year and prior year was primarily related to continued investment in product development for our Cloud offering and capitalization of associated labor costs.

Cash used in financing activities for the six months ended June 30, 2024 was $5.1 million as compared to $4.9 million of cash used in financing activities during the same period in 2023. The cash used in investing activities in the current year was primarily related to $75 million funding of the Term Loan; offset by $6.7 million issuance costs related to the 2024 term loan, $57.6 million Series B Preferred Stock Repurchase, $11.5 million Senior Notes Repurchase and $4.3 million Series B Preferred dividend payments. Cash used in investing activities in the prior year was primarily related to Series B Preferred dividend payments.

Effect of Inflation

Inflationary increases in certain input costs, such as occupancy, labor and benefits, and general administrative costs, have impacted our business. Management does not believe these impacts have had a material impact on our results of operations during the six months ended June 30, 2024 and 2023. We cannot assure you, however, that we will not be affected by general inflation in the future.

Contractual Obligations
Our contractual obligations consist of office and laptop leases, term loan, notes payable and related interest as well as contractual commitments under third-party hosting, software licenses and maintenance agreements. The following table summarizes our long‑term contractual obligations as of June 30, 2024 (in thousands):

	Payments Due by Period
	Total	2024	2025-2027	2028
Finance lease obligations	$998	$309	$689	$—
Interest	51,699	9,132	37,904	4,663
Operating lease obligations	30,134	3,933	21,926	4,275
Purchase obligations[1]	28,785	12,687	16,098	—
Senior Notes Payable	121,387	—	121,387	—
Term Loan	75,000	938	14,062	60,000
Total	$308,003	$26,999	$212,066	$68,938
_______________________________
1    Amount represents obligations associated with colocation agreements and other customer delivery related purchase obligations.

Uncertain Tax Positions

Unrecognized tax benefits associated with uncertain tax positions are $4.4 million at June 30, 2024. We are not able to reasonably estimate when we would make any cash payments required to settle these liabilities, but we do not believe that the ultimate settlement of our obligations will materially affect our liquidity. We do not expect that the balance of unrecognized tax benefits will significantly increase or decrease over the next twelve months.

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

During the six months ended June 30, 2024, there were no significant changes in our critical accounting policies and estimates discussed in our Form 10-K for the year ended December 31, 2023. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023 for a more complete discussion of our critical accounting policies and estimates.

Recently Issued Accounting Standards

For a discussion of recently issued accounting standards see Note 2. Basis of Presentation and Consolidation of the Notes to Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2024 and December 31, 2023 that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

The primary objective of our investment activities is to preserve our capital for the purpose of funding operations, while at the same time maximizing the income, we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and short- and long-term investments in a variety of securities, which could include commercial paper, money market funds and corporate and government debt securities. Our cash and cash equivalents at June 30, 2024 and December 31, 2023 were invested in liquid money market accounts and certificates of deposit. All market-risk sensitive instruments were entered into for non-trading purposes.

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

Interest Rate Risk

We are exposed to the risk of interest rate fluctuations on the interest income earned on our cash and cash equivalents. A hypothetical 100 basis point movement in interest rates applicable to our cash and cash equivalents outstanding at June 30, 2024 would increase interest income by approximately $0.2 million on an annual basis.

Borrowings pursuant to the Credit Agreement bear interest at a rate per annum equal to the Adjusted Term SOFR (as defined in the Credit Agreement) for the applicable interest period, plus 5.50%, subject to a floor of 2.50%. As such, our net income is sensitive to movements in interest rates. If interest rates increase, our debt obligations pursuant to the Credit Agreement would increase even though the amount borrowed remained the same, and our net income would decrease. Such increases in interest rates could have a material adverse effect on our cash flow and financial condition. We do not hold any derivative instruments and do not engage in any hedging activities to mitigate interest rate risk.

Based on our outstanding borrowings pursuant to the Credit Agreement as of June 30, 2024, a hypothetical 100 basis point movement in interest rates would have affected interest expense on the debt by $0.8 million on an annual basis.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934), as of the end of the period covered by this quarterly report, that ensure that information relating to the registrant which is required to be disclosed in this report is recorded, processed, summarized and reported within required time periods using the criteria for effective internal control established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the registrant’s disclosure controls and procedures were effective as of June 30, 2024.

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

We may not be able to generate sufficient cash flows to meet our Senior Notes obligations and may be forced to take other actions to satisfy our Senior Notes obligations, which may not be successful.

Our operations may not generate sufficient cash to enable us to service our Senior Notes, which mature on June 30, 2026. If we fail to generate sufficient cash flows to redeem or repay in full our Senior Notes prior to June 30, 2026, we may have to raise additional funds to pay such amounts on a timely basis. We cannot guarantee that any refinancing of the Senior Notes will be possible on a timely basis, on terms we find acceptable, or at all.

We may fail to refinance, redeem or repay in full our Senior Notes prior to March 31, 2026, and in that event the maturity date of our Term Loan will be March 31, 2026.

We entered into the Credit Agreement with BGC Lender Rep LLC, as administrative agent (“BGC”), and the lenders party thereto on June 28, 2024 (the “Credit Agreement”). The Credit Agreement established a senior secured term loan facility of up to $75.0 million (the “Term Loan”), all of which was funded on June 28, 2024. The Term Loan matures on June 28, 2028 (the “Maturity Date”); provided that if (i) the Senior Notes are not refinanced, redeemed or repaid in full prior to March 31, 2026, the Maturity Date shall be March 31, 2026 and (ii) in the event of a refinancing, redemption or repayment of the Senior Notes in full prior to March 31, 2026, the Maturity Date shall be the earlier of (A) June 28, 2028 and (B) the date that is twelve (12) months prior to the final stated maturity date for the indebtedness resulting from such refinancing, redemption or repayment of the Senior Notes in full.

If we fail to refinance, redeem or repay in full our Senior Notes prior to March 31, 2026, then the Maturity Date will be March 31, 2026, and we will be required to pay all amounts outstanding under the Term Loan sooner than they would otherwise be due, we may not have sufficient funds available to pay such amounts at that time, and we may not be able to raise additional funds to pay such amounts on a timely basis, on terms we find acceptable, or at all.

The terms of our Credit Agreement restrict our operating and financial flexibility, and any breach of the covenants in that agreement, if the lenders elected to accelerate the due date of the loan, could significantly harm our business and prospects and lead to the liquidation of our business.

The Credit Agreement contains certain operating covenants and restricts our operating and financial flexibility. Our obligations under the Credit Agreement are secured by substantially all of our assets (other than existing real property). The Credit Agreement contains customary covenants that limit our ability and our restricted subsidiaries to, among other things, (i) incur additional indebtedness, (ii) pay dividends or make certain other restricted payments, (iii) sell assets, (iv) make certain investments, (v) grant liens and (vi) enter into transactions with affiliates. These covenants are subject to exceptions and qualifications set forth in the Credit Agreement. The financial covenants set forth in the Credit Agreement include (i) a maximum consolidated secured leverage ratio, which will be tested at the end of each of Synchronoss’ fiscal quarter and (ii) an average liquidity requirement for any calendar month. We are currently in compliance with the Credit Agreement covenants, but we may fall out of compliance with these covenants. We may also enter into other debt agreements in the future which may contain similar or more restrictive terms.

Upon the occurrence and continuance of an event of default, which, for example, could be triggered by a breach or violation of, or default under, certain material contracts of the Company, BGC may take either or both of the following actions: (i) terminate the commitments and (ii) declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Credit Agreement. Any declaration by BGC of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline significantly. Further, if we were liquidated, the lenders’ right to repayment would be senior to the rights of our stockholders.

We have, and in the future may be, the target of stockholder derivative complaints or other securities related legal actions that could adversely affect our results of operations and our business.

We have, and in the future may be, the target of stockholder derivative complaints or other securities related legal actions. The existence of any litigation may have an adverse effect on our reputation with referral sources and our customers themselves, which could have an adverse effect on our results of operations and financial condition. The outcome and amount of resources needed to respond to, defend or resolve lawsuits is unpredictable and may remain unknown for long periods of time. Our exposure under these matters may also include our indemnification obligations, to the extent we have any, to current and former officers and directors and, in some cases former underwriters, against losses incurred in connection with these matters, including reimbursement of legal fees and other expenses. For instance, on June 7, 2022, the SEC filed a civil action against two former members of our management team (the “defendants”), alleging misconduct arising out of certain restated transactions that took place in 2015 and 2016 investigated by the SEC. We will be required to indemnify the defendants in these actions for certain costs and expenses, including reasonable attorney’s fees. As of June 30, 2024, we had paid approximately $6.7 million life to date for costs incurred in these actions. Additionally, as of June 30, 2024, the Company has accrued approximately $2.8 million relating to these actions for certain costs and expenses, including reasonable attorney’s fees to be paid in the future. Additional amounts may be subject to claims for indemnification for these actions and any future actions. Although we maintain insurance for claims of this nature, our insurance coverage does not apply in all circumstances and may be denied or insufficient to cover the costs related to the class action and stockholder derivative lawsuits. For instance, our insurance coverage was insufficient to cover our indemnification obligations to the defendants. Large indemnity payments, individually or in the aggregate, could have a material impact on our financial position. In addition, future lawsuits or legal claims involving us may increase our insurance premiums, deductibles or co-insurance requirements or otherwise make it more difficult for us to maintain or obtain adequate insurance coverage on acceptable terms, if at all. Moreover, adverse publicity associated with negative developments in any such legal proceedings could decrease customer demand for our services. As a result, future lawsuits involving us, or our officers or directors, could have a material adverse effect on our business, reputation, financial condition, results of operations, liquidity and the trading price of our common stock.
A 1% U.S. federal excise tax may be imposed upon us in connection with the redemptions or repurchases by us of our Series B Non-Convertible Perpetual Preferred Stock (“Series B Preferred Stock”) or other redemptions or repurchases of our equity.

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

We expect that each redemption or repurchase of our equity, such as Series B Preferred Stock repurchases, after December 31, 2022 will be subject to the 1% excise tax. Whether and to what extent we would be subject to the excise tax would depend on a number of factors, including (i) the fair market value of the redemptions and repurchase, (ii) the nature and amount of any equity issuances within the same taxable year and (iii) the regulations and other guidance issued by the U.S. Treasury Department and the IRS. For example, on November 3, 2023, we repurchased shares of our outstanding Series B Preferred Stock, pursuant to the Certificate of Designations of the Series B Preferred Stock, which, for the purposes of calculating the excise tax, were offset by the fair market value of new stock issuances in the same taxable year. Additionally, on June 28, 2024, we repurchased all outstanding Series B Preferred Stock and following such repurchase filed a certificate of elimination of the Series B Preferred Stock with the Secretary of State of the State of Delaware. The 1% excise tax may increase our costs and impact our operations. This could have an adverse effect on our margins and financial position and would negatively affect our revenues and results of operations and/or trading price of our common stock. The company has accrued for potential exposure related to excise tax in the period.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the period covered by this Quarterly Report on Form 10-Q, no director or officer of the Company “adopted” or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Restated Certificate of Incorporation of the Registrant.	10-K	001-40574	3.1	March 15, 2023
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant.	8-K	001-40574	3.1	June 23, 2022
3.3	Amended and Restated Bylaws of the Registrant.	S-1	333-132080	3.4	May 9, 2006
3.4	Amendment No. 1 to Amended and Restated Bylaws of the Registrant.	8-K	000-52049	3.2	February 20, 2018
3.5	Amendment No. 2 to the Amended and Restated Bylaws of the Registrant.	8-K	000-52049	3.3	June 30, 2021
3.6	Certificate of Designations of the Series B Perpetual Non-Convertible Preferred Stock.	8-K	000-52049	3.1	June 30, 2021
3.7	Certificate of Amendment of the Restated Certificate of Incorporation of Synchronoss Technologies, Inc.	8-K	001-40574	3.1	December 7, 2023
3.8	Certificate of Elimination of the Series B Perpetual Non-Convertible Preferred Stock.	8-K	001-40574	3.1	July 1, 2024
10.1
Credit Agreement dated as of June 28, 2024 among the Registrant as the Borrower, the Lenders Party hereto, and BGC Lender Rep LLC, as Administrative Agent, AS Birch Grove LP as Sole Lead Arranger and Sole Bookrunner.
						X
10.2	Note Repurchase Agreement between the Registrant and BRF Investments, LLC & B. Riley Securities, Inc.					X
10.3	Series B Repurchase Agreement between the Registrant and BRF Investments, LLC.					X
10.4	Synchronoss Technologies, Inc. Amended and Restated 2015 Equity Incentive Plan.					X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a‑14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes‑Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a‑14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes‑Oxley Act of 2002.					X
32.1	Certification of Principal Executive Officer pursuant to Rule 13a‑14(b) of the Exchange Act and section 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes‑Oxley Act of 2002.					X
32.2	Certification of Principal Financial Officer pursuant to Rule 13a‑14(b) of the Exchange Act and section 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes‑Oxley Act of 2002.					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Schema Document					X
101.CAL	XBRL Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	XBRL Labels Linkbase Document					X
101.PRE	XBRL Presentation Linkbase Document					X

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Synchronoss Technologies, Inc.

/s/ Jeff Miller
Jeff Miller
Chief Executive Officer
(Principal Executive Officer)

/s/ Louis Ferraro
Louis Ferraro
Chief Financial Officer

August 9, 2024