Form 10-Q
period 2024-09-30
SYNCHRONOSS TECHNOLOGIES INC
filed 2024-11-12
CIK 1131554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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
As of November 7, 2024, there were 10,839,269 shares of common stock issued and outstanding.

SYNCHRONOSS TECHNOLOGIES, INC.
FORM 10-Q INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

SYNCHRONOSS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (In thousands)

	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$25,228	$24,572
Accounts receivable, net	19,263	23,477
Prepaid & other current assets	33,449	33,953
Total current assets	77,940	82,002
Non-current assets:
Property and equipment, net	2,973	3,673
Operating lease right-of-use assets	9,596	14,791
Goodwill	184,815	183,908
Intangible assets, net	20,908	22,214
Other assets, non-current	3,466	3,749
Total non-current assets	221,758	228,335
Total assets	$299,698	$310,337
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,691	$7,475
Accrued expenses	32,489	39,127
Deferred revenues, current	1,498	1,095
Debt, current	1,875	—
Total current liabilities	41,553	47,697
Long-term debt, net of debt issuance costs	184,527	136,215
Deferred tax liabilities	3,918	3,207
Leases, non-current	18,416	23,593
Other liabilities, non-current	3,481	1,691
Total liabilities	251,895	212,403
Commitments and contingencies:
Series B Non-Convertible Perpetual Preferred stock, $0.0001 par value; 0 and 150 shares authorized, 0 and 61 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	—	58,802
Redeemable non-controlling interest	12,500	12,500
Stockholders’ equity:
Common stock, $0.0001 par value; 16,667 shares authorized, 10,839 and 10,314 issued and outstanding at September 30, 2024 and December 31, 2023, respectively	1	1
Additional paid-in capital	492,914	483,527
Accumulated other comprehensive loss	(24,728)	(25,732)
Accumulated deficit	(432,884)	(431,164)
Total stockholders’ equity	35,303	26,632
Total liabilities and stockholders’ equity	$299,698	$310,337

See accompanying notes to condensed consolidated financial statements.

SYNCHRONOSS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net revenues	$42,964	$39,790	$129,387	$122,794
Costs and expenses:
Cost of revenues[1]	8,975	9,478	29,599	31,926
Research and development	10,333	9,304	32,560	35,322
Selling, general and administrative	13,755	20,285	39,800	53,507
Restructuring charges	—	28	267	391
Depreciation and amortization	4,386	4,482	12,773	12,478
Total costs and expenses	37,449	43,577	114,999	133,624
Income (loss) from operations	5,515	(3,787)	14,388	(10,830)
Interest income	165	149	556	370
Interest expense	(5,526)	(3,482)	(12,529)	(10,397)
Other (expense) income, net	(5,241)	4,456	(210)	1,213
(Loss) income from continuing operations, before taxes	(5,087)	(2,664)	2,205	(19,644)
Provision for income taxes	(628)	(23)	(3,939)	(850)
Net loss from continuing operations	(5,715)	(2,687)	(1,734)	(20,494)
Discontinued operations (Note 4):
Income from discontinued operations, before taxes	—	851	—	224
Provision for income taxes	—	(843)	—	(1,858)
Net income (loss) from discontinued operations	—	8	—	(1,634)
Net loss	(5,715)	(2,679)	(1,734)	(22,128)
Net income (loss) attributable to redeemable non-controlling interests	14	(18)	14	10
Preferred stock dividend and gain on repurchase of preferred stock	—	(2,474)	(1,562)	(7,423)
Net loss attributable to Synchronoss	$(5,701)	$(5,171)	$(3,282)	$(29,541)
Earnings (loss) per share:
Basic:
Net loss from continuing operations	$(0.56)	$(0.53)	$(0.33)	$(2.87)
Net loss from discontinued operations	—	—	—	(0.17)
Basic	$(0.56)	$(0.53)	$(0.33)	$(3.04)
Diluted:
Net loss from continuing operations	$(0.56)	$(0.53)	$(0.33)	$(2.87)
Net loss from discontinued operations	—	—	—	(0.17)
Diluted	$(0.56)	$(0.53)	$(0.33)	$(3.04)
Weighted-average common shares outstanding:
Basic	10,095	9,809	9,994	9,716
Diluted	10,095	9,809	9,994	9,716
________________________________
1    Cost of revenues excludes depreciation and amortization which are shown separately.

See accompanying notes to condensed consolidated financial statements.

SYNCHRONOSS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited) (In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss:	$(5,715)	$(2,679)	$(1,734)	$(22,128)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	9,279	(8,069)	1,004	(3,328)
Total other comprehensive income (loss)	9,279	(8,069)	1,004	(3,328)
Comprehensive income (loss)	3,564	(10,748)	(730)	(25,456)
Comprehensive income (loss) attributable to redeemable non-controlling interests	14	(18)	14	10
Comprehensive income (loss) attributable to Synchronoss	$3,578	$(10,766)	$(716)	$(25,446)

See accompanying notes to condensed consolidated financial statements.

SYNCHRONOSS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited) (In thousands)

	Three Months Ended September 30, 2024
	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated deficit	Total Stockholders' Equity
Balance at June 30, 2024	10,815	$1	$491,808	$(34,007)	$(427,183)	$30,619
Stock-based compensation	—	—	884	—	—	884
Issuance of restricted stock	2	—	—	—	—	—
Issuance of common stock on exercise of options	22	—	236	—	—	236
Net loss	—	—	—	—	(5,715)	(5,715)
Non-controlling interest	—	—	(14)	—	14	—
Total other comprehensive income	—	—	—	9,279	—	9,279
Balance at September 30, 2024	10,839	$1	$492,914	$(24,728)	$(432,884)	$35,303

	Three Months Ended September 30, 2023
	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated deficit	Total Stockholders' Equity
Balance at June 30, 2023	10,433	$1	$486,587	$(39,390)	$(396,050)	$51,148
Stock-based compensation	—	—	1,349	—	—	1,349
Issuance of restricted stock	(6)	—	—	—	—	—
Preferred stock dividend	—	—	(2,474)	—	—	(2,474)
Shares withheld for taxes in connection with issuance of restricted stock	(14)	—	(117)	—	—	(117)
Net loss	—	—	—	—	(2,679)	(2,679)
Non-controlling interest	—	—	18	—	(18)	—
Total other comprehensive loss	—	—	—	(8,069)	—	(8,069)
Balance at September 30, 2023	10,413	$1	$485,363	$(47,459)	$(398,747)	$39,158

See accompanying notes to condensed consolidated financial statements.

SYNCHRONOSS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited) (In thousands) (Continued)

	Nine Months Ended September 30, 2024
	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated deficit	Total Stockholders' Equity
Balance at December 31, 2023	10,314	$1	$483,527	$(25,732)	$(431,164)	$26,632
Stock-based compensation	—	—	2,866	—	—	2,866
Issuance of restricted stock	503	—	—	—	—	—
Preferred stock dividend	—	—	(4,258)	—	—	(4,258)
Issuance of common stock on exercise of options	22	—	236	—	—	236
Shares withheld for taxes in connection with issuance of restricted stock	—	—	(1)	—	—	(1)
Net loss	—	—	—	—	(1,734)	(1,734)
Non-controlling interest	—	—	(14)	—	14	—
Total other comprehensive income	—	—	—	1,004	—	1,004
Gain on Series B Preferred stock repurchase	—	—	2,696	—	—	2,696
Gain on Senior Notes repurchase	—	—	7,862	—	—	7,862
Balance at September 30, 2024	10,839	$1	$492,914	$(24,728)	$(432,884)	$35,303

	Nine Months Ended September 30, 2023
	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated deficit	Total Stockholders' Equity
Balance at December 31, 2022	10,137	$1	$488,856	$(44,131)	$(376,629)	$68,097
Stock-based compensation	—	—	4,189	—	—	4,189
Issuance of restricted stock	306	—	—	—	—	—
Preferred stock dividend	—	—	(7,423)	—	—	(7,423)
Shares withheld for taxes in connection with issuance of restricted stock	(30)	—	(249)	—	—	(249)
Net loss	—	—	—	—	(22,128)	(22,128)
Non-controlling interest	—	—	(10)	—	10	—
Total other comprehensive loss	—	—	—	(3,328)	—	(3,328)
Balance at September 30, 2023	10,413	$1	$485,363	$(47,459)	$(398,747)	$39,158

See accompanying notes to condensed consolidated financial statements.

SYNCHRONOSS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Nine Months Ended September 30,
	2024	2023
Operating activities:
Net loss from continuing operations	$(1,734)	$(20,494)
Net loss from discontinued operations	—	(1,634)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	12,773	21,997
Amortization of debt issuance costs	1,491	1,136
Loss on disposals of fixed assets	73	25
Gain on disposals of intangible assets	(278)	—
Amortization of debt discount	79	72
Sublease receivable impairment	806	—
Deferred income taxes	710	76
Stock-based compensation	5,376	4,605
Impairment of STI Loan and iQmetrix receivable	—	6,317
Operating lease impairment, net	2,163	2,075
Other, net	257	(1,941)
Changes in operating assets and liabilities:
Accounts receivable, net	3,386	14,717
Prepaid expenses and other current assets	(1,098)	(1,240)
Accounts payable	(1,527)	(1,337)
Accrued expenses	(6,717)	(7,420)
Other assets	290	(102)
Deferred revenues	407	5,427
Other liabilities	(1,252)	(3,043)
Net cash provided by operating activities	$15,205	$19,236

SYNCHRONOSS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands) (Continued)

	Nine Months Ended September 30,
	2024	2023
Investing activities:
Purchases of fixed assets	$(1,038)	$(1,229)
Additions to capitalized software	(9,864)	(14,660)
Proceeds from the sale of intangibles	278	—
Proceeds from the divestiture, net	1,515	—
Net cash used in investing activities	(9,109)	(15,889)
Financing activities:
Share-based compensation-related proceeds, net of taxes paid on withholding shares	236	—
Taxes paid on withholding shares	(1)	(249)
Debt issuance costs related to Term Loan	(6,792)	—
Proceeds from issuance of Term Loan	75,000	—
Repurchase of Senior Notes and related costs	(11,524)	—
Repayment of Term Loan	(469)	—
Drawdown on A/R Facility	9,000	6,000
Repayment of A/R Facility	(9,000)	(6,000)
Series B Preferred dividend paid in the form of cash	(4,258)	(7,247)
Repurchase of Series B Preferred stock	(57,576)	—
Net cash used in financing activities	(5,384)	(7,496)
Effect of exchange rate changes on cash	(56)	(198)
Net increase (decrease) in cash and cash equivalents	656	(4,347)
Beginning cash and cash equivalents of continuing operations	24,572	18,310
Beginning cash and cash equivalents of discontinued operations	—	3,611
Beginning cash and cash equivalents	24,572	21,921
Ending cash and cash equivalents of continuing operations	25,228	14,088
Ending cash and cash equivalents of discontinued operations	—	3,486
Ending cash and cash equivalents	$25,228	$17,574

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

On October 31, 2023, Synchronoss Technologies, Inc. entered into an Asset Purchase Agreement with Lumine Group Software Solutions (Ireland) Limited, pursuant to which the Company sold its Messaging and NetworkX businesses. This transaction represented a strategic shift designed to maximize shareholder value and allow the Company to solely focus on providing cloud-centric solutions. In connection with the sale transaction, the Company determined its Messaging and NetworkX Businesses qualified for discontinued operations accounting treatment in accordance with ASC 205-20. Accordingly, the operating results of, and costs to separate the Messaging and NetworkX businesses are reported in Net income (loss) from discontinued operations, before taxes in the Consolidated Statements of Operations for prior periods presented. There were no assets and liabilities related to discontinued operations as of September 30, 2024 and December 31, 2023, as all balances were transferred to Lumine Group upon sale. The notes to the financial statements have been adjusted on a retrospective basis. For additional information, see Note 4. Divestitures and Discontinued Operations of the Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q.

Note 2. Basis of Presentation and Consolidation

Basis of Presentation and Consolidation

The accompanying interim unaudited condensed consolidated financial statements have been prepared by Synchronoss and in the opinion of management, include all adjustments necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods. They do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024.

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

Unless otherwise noted, tables are presented in U.S. dollars in thousands. Certain columns and rows may not add due to the use of rounded numbers. Percentages presented are calculated from the underlying numbers in thousands. Earnings per share amounts are computed independently for earnings from continuing operations, earnings from discontinued operations and net earnings. As a result, the sum of per-share amounts may not equal the total. We have reclassified certain prior year amounts to conform with current year presentation. Unless otherwise noted, all amounts and disclosures included in the Notes to Consolidated Financial Statements reflect only the Company's continuing operations except for the Consolidated Statements of Cash Flows, which are presented for the whole company for the nine months ended September 30, 2023. For supplemental cash flow disclosures, see Note 4. Divestitures and Discontinued Operations of the Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q.

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
Planned date of adoption: December 31, 2024

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

	Three Months Ended September 30, 2024				Three Months Ended September 30, 2023
	Cloud	NetworkX	Messaging[2]	Total	Cloud	NetworkX[1]	Messaging[2]	Total
Geography:
Americas	$40,200	$—	$—	$40,200	$36,714	$(39)	$102	$36,777
APAC	1,076	—	—	1,076	1,328	—	—	1,328
EMEA	1,688	—	—	1,688	1,685	—	—	1,685
Total	$42,964	$—	$—	$42,964	$39,727	$(39)	$102	$39,790

Service Line:
Professional Services	$3,369	$—	$—	$3,369	$4,248	$—	$(51)	$4,197
Transaction Services	—	—	—	—	—	—	—	—
Subscription Services	39,595	—	—	39,595	35,479	(39)	153	35,593
License	—	—	—	—	—	—	—	—
Total	$42,964	$—	$—	$42,964	$39,727	$(39)	$102	$39,790

	Nine Months Ended September 30, 2024				Nine Months Ended September 30, 2023
	Cloud	NetworkX	Messaging[2]	Total	Cloud	NetworkX[1]	Messaging[2]	Total
Geography:
Americas	$120,031	$—	$124	$120,155	$111,674	$779	$773	$113,226
APAC	4,229	—	—	4,229	4,122	—	—	4,122
EMEA	5,003	—	—	5,003	5,446	—	—	5,446
Total	$129,263	$—	$124	$129,387	$121,242	$779	$773	$122,794

Service Line:
Professional Services	$11,231	$—	$—	$11,231	$13,278	$—	$(102)	$13,176
Transaction Services	—	—	—	—	185	—	—	185
Subscription Services	118,032	—	26	118,058	107,375	779	875	109,029
License	—	—	98	98	404	—	—	404
Total	$129,263	$—	$124	$129,387	$121,242	$779	$773	$122,794
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
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Trade Accounts Receivable and Contract balances

The Company classifies its right to consideration in exchange for deliverables as either a receivable or a contract asset. A receivable is a right to consideration that is unconditional (i.e., only the passage of time is required before payment is due). For example, the Company recognizes a receivable for revenues related to its time and materials and transaction or volume-based contracts. The Company presents such receivables in Accounts receivable, net in its Consolidated Balance Sheets at their net estimated realizable value. The Company maintains an allowance for credit losses to provide for the estimated amount of receivables that may not be collected. The allowance is based upon an assessment of customer creditworthiness, historical payment experience, the age of outstanding receivables and other applicable factors.

A contract asset is a right to consideration that is conditional upon factors other than the passage of time. For example, the Company would record a contract asset if it records revenue on a professional services engagement but are not entitled to bill until the Company achieves specified milestones. Contract asset balance was $0.1 million and $1.2 million as of September 30, 2024 and December 31, 2023, respectively.

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

The Company’s contract assets and liabilities are reported in a net position on a customer basis at the end of each reporting period.

Significant changes in the contract liabilities balance (current and non-current) during the period are as follows:

Contract Liabilities[1]
Balance at December 31, 2023	$1,095
Revenue recognized in the period	(129,618)
Amounts billed but not initially recognized as revenue	130,021
Balance at September 30, 2024	$1,498
________________________________
1    Comprised of Deferred Revenue. $1.0 million of revenue recognized in the period was included in the contract liability balance at the beginning of the period.

Transaction price allocated to the remaining performance obligations

Topic 606 requires that the Company disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of September 30, 2024. The Company has elected not to disclose transaction price allocated to remaining performance obligations for:

1.Contracts with an original duration of one year or less, including contracts that can be terminated for convenience without a substantive penalty.
2.Contracts for which the Company recognizes revenues based on the right to invoice for services performed.
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

As of September 30, 2024, the aggregate amount of transaction price allocated to remaining performance obligations, other than those meeting the exclusion criteria above, was $181.2 million, of which approximately 72.7% is expected to be recognized as revenues within 2 years, and the remainder thereafter.

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

Note 4. Divestitures and Discontinued Operations

Discontinued Operations

Messaging and NetworkX Businesses Sale

On October 31, 2023 (the “Lumine Closing Date”), Synchronoss Technologies, Inc. and certain of its affiliated entities (such entities, together with the Company, the “Company Group”) entered into an Asset Purchase Agreement (the “Agreement”) with Lumine Group Software Solutions (Ireland) Limited, a private limited company incorporated under the laws of Ireland, Lumine Group UK Holdco Ltd, Incognito Software Systems Inc., Lumine Group US Holdco, Inc., Lumine Group Australia Holdco Pty Ltd, Openwave Messaging (Ireland) Limited, Razersight Software Solutions Ireland Limited, Spatial Software Solutions Ireland Limited, Razorsight Software Solutions US Inc., and Openwave Messaging US Inc. (such entities, the “Buyer”), pursuant to which the Company Group sold its Messaging and NetworkX businesses (the “Messaging and NetworkX Businesses”) to Buyer (the “Transaction”) for a total purchase price of up to $41,800,000 (the “Purchase Price”), and Buyer assumed certain liabilities of the Messaging and Digital Businesses. Lumine Group Inc., the parent entity of Lumine Group Software Solutions (Ireland) Limited, guaranteed certain obligations of Buyer under the Agreement pursuant to a separate Limited Guaranty, by and between Lumine Group Inc. and the Company, dated as of the date of the Agreement. The Purchase Price, which was subject to set-off rights in certain circumstances and certain adjustments, was payable as follows: (i) $31,300,000 (as adjusted) was paid in cash to the Company on the Lumine Closing Date, (ii) an additional $7,200,000 was deposited by Buyer into an escrow account on the Lumine Closing Date (which amount remained in escrow until reconciliation of a net tangible asset adjustment), with any amounts in such escrow account released from escrow to either Buyer or the Company, based on whether such reconciliation indicated a deficit or a surplus in net tangible assets relative to a negotiated target amount, following such reconciliation process, which took in excess of 150 days following the Lumine Closing Date for the initial portion of the net tangible asset reconciliation and 300 days or more following the Lumine Closing Date for reconciliation of certain specified assets to be completed, (iii) an additional $300,000 in cash (which amount was not deposited into an escrow account) could have become payable to the Company in accordance with the terms of the Agreement in the event that the voluntary disclosure process with respect to certain sales tax matters related to the Messaging and NetworkX Businesses were resolved by the Company within 9 months following the Lumine Closing Date, and (iv) an additional amount of up to $3,000,000 in cash (which amount was not deposited into an escrow account) may have become payable to the Company as an earn-out based on the achievement of specified gross revenue targets for the Messaging and NetworkX Businesses in fiscal year 2023. Pursuant to the Certificate of Designations of the Series B Perpetual Non-Convertible Preferred Stock, on November 3, 2023 the Company redeemed 9,874 shares of its outstanding Series B Preferred Stock by using $10,000,000 of the Purchase Price, of which $9.9 million was related to principal and $0.1 million was related to accrued dividends.

This transaction represented a strategic shift designed to maximize shareholder value and allow the Company to solely focus on providing cloud-centric solutions. In connection with the sale transaction, the Company determined its Messaging and NetworkX Businesses qualified for discontinued operations accounting treatment in accordance with ASC 205-20. During the fourth quarter of 2023 the Company allocated $28.6 million goodwill to the transaction using level 3 estimates, and recognized a loss on divestiture of $16.4 million reported in Loss on divestiture in the Consolidated Statements of Operations. The Company received $31.3 million in cash proceeds from the sale of Messaging and NetworkX, which was offset by $0.4 million of assumed transaction expenses and $7.2 million of operating cash on the divested entities. Total consideration for the sale also included $1.5 million of deferred consideration representing the estimated fair value of Purchase Price items ii, iii and iv

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

referenced above, which were reflected in the Prepaid & other current assets line on the Consolidated Balance Sheets as of December 31, 2023. During the third quarter of 2024 final settlements were completed in accordance with the terms of the Purchase Agreement, resulting in the Company receiving $1.5 million in cash which was reported under investing activities on the Consolidated Statements of Cash Flows.

The following tables set forth details of net income (loss) from discontinued operations for the three and nine months ended September 30, 2024 and 2023, respectively, related to Messaging and NetworkX Businesses sale.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net revenues	$—	$15,858	$—	$50,275
Costs and expenses:
Cost of revenues[1]	—	8,419	—	28,134
Research and development	—	1,552	—	5,312
Selling, general and administrative	—	1,979	—	6,941
Restructuring charges	—	—	—	3
Depreciation and amortization	—	3,056	—	9,519
Total costs and expenses	—	15,006	—	49,909
Income from operations	—	852	—	366
Interest income	—	—	—	1
Other expense, net	—	(1)	—	(143)
Income from operations, before taxes	—	851	—	224
Provision for income taxes	—	(843)	—	(1,858)
Net income (loss)	$—	$8	$—	$(1,634)
_____________________________
1    Cost of revenues excludes depreciation and amortization, which are shown separately.

There were no assets and liabilities related to discontinued operations as of September 30, 2024 and December 31, 2023, as all balances were transferred to Lumine Group upon sale.

The following table summarizes the significant non-cash items and capital expenditures of the discontinued operations that are included in the consolidated statements of cash flows for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023
Operating activities:
Depreciation and amortization	$—	$9,519
Stock-based compensation	—	716
Investing activities:
Additions to capitalized software	$—	$(4,077)

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

This transaction closed on May 11, 2022. The Company received the $7.5 million cash payment on the transaction close date. The Company received the $0.5 million payment in escrow during the third quarter of 2022 in accordance with the terms of the Asset Purchase Agreement. The remaining $1 million escrow payment has not been received by the Company in accordance with the agreement. As of December 31, 2023 the Company had fully reserved for the asset and related receivables recorded within the Selling, general and administrative expenses line item on the Consolidated Statements of Income, and is pursuing collection of the payment.

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

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

For the nine months ended September 30, 2024 the Company drew $9.0 million on the A/R Facility, and had repaid the balance in full as of September 30, 2024. For the nine months ended September 30, 2023 the Company drew $6.0 million on the A/R Facility, and had repaid the balance in full as of September 30, 2023. The interest associated with the draw and repayment was not material for either period. The drawdown and subsequent repayment of the A/R Facility represent financing activities, as reported in the Consolidated Statements of Cash Flows. As of September 30, 2024 approximately $3.1 million of the Company’s receivables are held by SN Technologies. As of September 30, 2024 there were no outstanding borrowings against the A/R facility and $3.1 million was available for the Company to draw under the A/R Facility.

Note 6. Fair Value Measurements

In accordance with accounting principles generally accepted in the United States, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A three-level hierarchy prioritizes the inputs used to measure fair value as follows:

•Level 1 - Observable inputs - quoted prices in active markets for identical assets and liabilities.
•Level 2 - Observable inputs other than the quoted prices in active markets for identical assets and liabilities includes quoted prices for similar instruments, quoted prices for identical or similar instruments in inactive markets, and amounts derived from valuation models where all significant inputs are observable in active markets.
•Level 3 - Unobservable inputs - includes amounts derived from valuation models where one or more significant inputs are unobservable and require the Company to develop relevant assumptions.

The following is a summary of assets and liabilities, and their related classifications under the fair value hierarchy:

	September 30, 2024
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Money market accounts[1]	$7,995	$7,995	$—	$—
Total assets	$7,995	$7,995	$—	$—
Liabilities
Performance-based cash units[2,3]	$2,945	$—	$2,945	$—
Total liabilities	$2,945	$—	$2,945	$—

	December 31, 2023
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Money market accounts[1]	$12,500	$12,500	$—	$—
Total assets	$12,500	$12,500	$—	$—
Liabilities
Performance-based cash units[2,3]	$434	$—	$434	$—
Total liabilities	$434	$—	$434	$—
________________________________
1    Included in Cash and cash equivalents on the Consolidated Balance Sheets.
2    The short term portion is included in Accrued expenses and the long-term portion is included in Other liabilities, non-current on the Consolidated Balance Sheets.
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

During the first quarter of 2024, the Company entered into an agreement with STIN and APC to amend the aforementioned promissory note and reduce the principal balance to $3.0 million, forgive outstanding accrued interest and extend the maturity date of the Note to September 2027. Certain circumstances may enable the Company to receive consideration in excess of the amended principal balance. In the first quarter of 2024 the Company reassessed the collectability of the note and determined a full allowance for credit losses was required equal to the carrying value of the note. Accordingly, the modification of the terms of the Note had no net impact on the condensed consolidated financial statements for the three and nine months ended September 30, 2024.

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

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

The following table presents information about the Company's right-of-use (“ROU”) assets and lease liabilities:

	September 30, 2024	December 31, 2023
Operating lease assets:
Non-current operating lease ROU assets	$9,596	$14,791
Finance lease assets:
Equipment, net	899	1,094

Operating lease liabilities:
Lease liabilities, current	5,953	5,838
Lease liabilities, non-current	18,024	23,037
Total operating lease liabilities	$23,977	$28,875

Finance lease liabilities:
Lease liabilities, current	548	562
Lease liabilities, non-current	392	556
Total finance lease liabilities	$940	$1,118

The following table presents information about lease expense and sublease income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Finance leases:
Interest expense	$26	$20	$77	$55
Depreciation expense	164	147	478	407
Total finance leases	$190	$167	$555	$462

Operating leases:
Operating lease cost[1]	$1,139	$1,461	$3,960	$4,503
Other lease costs and income:
Variable lease costs[1]	262	205	572	928
ROU assets impairments, net[1,2]	(115)	—	2,163	2,075
Sublease income[1]	(572)	(1,003)	(1,882)	(2,541)
Total operating leases	714	663	4,813	4,965
Total net lease cost	$904	$830	$5,368	$5,427
________________________________
1    Amounts are included in Cost of revenues, Selling, general and administrative and/or Research and development based on the function that the underlying leased asset supports, which are reflected in the Consolidated Statements of Operations.
2    Reflects impairments and remeasurements recorded for Bethlehem, Pennsylvania and Bangalore, India office locations in the current and prior periods, respectively.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

The following table provides the undiscounted amount of future cash flows included in our lease liabilities at September 30, 2024 for each of the five years subsequent to December 31, 2023 and thereafter, as well as a reconciliation of such undiscounted cash flows to our lease liabilities at September 30, 2024:

	Operating Leases	Finance Leases
2024	$1,901	$168
2025	7,614	546
2026	7,621	280
2027	6,241	23
2028	4,278	—
Total future lease payments	27,655	1,017
Less: amount representing interest	(3,678)	(77)
Present value of future lease payments (lease liability)	$23,977	$940

The following table provides the weighted-average remaining lease term and weighted-average discount rates for our leases:

	September 30, 2024	December 31, 2023
Weighted-average remaining lease term (years), weighted based on lease liability balances:
Finance leases	1.83	2.19
Operating leases	3.72	4.40
Weighted-average discount rate (percentages), weighted based on the remaining balance of lease payments:
Finance leases	9.8%	9.3%
Operating leases	8.0%	8.0%

The following table provides certain cash flow and supplemental noncash information related to our lease liabilities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Finance leases	$186	$170	$534	$456
Operating leases	1,924	1,979	$5,848	$5,985

Lease liabilities arising from obtaining right-of-use assets:
Finance leases	$178	$223	$283	$581
Operating leases	—	—	—	—

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

The Company made principal payments of $0.5 million on the Term Loan for the three and nine months ending September 30, 2024 in line with the terms of the Credit Agreement.

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

The foregoing description of the Credit Agreement and Term Loan does not purport to be complete and is qualified in its entirety by the full text of the Credit Agreement, a copy of which is filed as Exhibit 10.1 to the Company’s Quarterly Report for the quarter ended June 30, 2024, which is on file with the SEC and available on the SEC’s website at www.sec.gov.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

The Company is in compliance with its debt covenants pertaining to the Term Loan as of September 30, 2024.

Repurchase of Senior Notes and Series B Preferred

The Company used $66.5 million of the proceeds from the Term Loan and $2.6 million non-interest-bearing deferred consideration, payable to B. Riley 180 calendar days following the Effective Date, for a total consideration of $69.1 million (“the total consideration”) to repurchase 100% of its outstanding Series B Perpetual Non-Convertible Preferred Stock (the “Series B Preferred”) and 787,590 (14%) of its outstanding Senior Notes from B. Riley Principal Investments, LLC (“BRPI”), a related party.

The fair value of Series B Preferred stock of $57.6 million was determined using a discounted cash flow model using level two inputs. The carrying value of Series B Preferred was $58.2 million. The second quarter’s accrued dividend of $2.1 million was forgiven at the time of the repurchase. The Series B Preferred repurchase gain of $2.7 million was calculated as the fair value of consideration paid less the carrying value, less the second quarter’s accrued dividend forgiven. The $2.7 million gain was accounted for as capital transaction and reflected as an adjustment to additional paid-in capital (“APIC”). While the transaction was not reflected in the income statement, the gain was reflected in the adjustment to net income from common shareholders for purposes of calculating EPS, for the nine months ended September 30, 2024.

The Company allocated $57.6 million of the total consideration to the Series B Preferred based on the fair value and allocated the remaining consideration of $11.5 million to the Senior Notes repurchase. The carrying value of Senior notes repurchased was $19.1 million including $0.6 million of unamortized debt issuance costs. The second quarter’s accrued interest of $0.3 million was forgiven at the time of the repurchase. The Senior Note Repurchase gain of $7.9 million was calculated as the remaining consideration paid of $11.5 million less the carrying value, less the second quarter’s accrued interest forgiven. The Company accounted for the debt repurchase as a redemption with a related party. ASC 470-50-40-2 indicates that such an extinguishment transaction may be in essence a capital transaction. Therefore, the transaction was accounted for as a capital transaction and reflected as an adjustment to APIC, which resulted in a gain of $7.9 million for the nine months ended September 30, 2024.

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
On June 28, 2024, Synchronoss repurchased 787,590 of its Senior Notes from BRPI, as described above.

The Company is in compliance with its debt covenants pertaining to the Senior Notes as of September 30, 2024.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Carrying Value of Debt

The carrying amounts of the Company’s borrowings were as follows:

	September 30, 2024	December 31, 2023
8.375% Senior Notes due 2026:
Senior Notes	$121,387	$141,077
Unamortized discount and debt issuance cost[1]	(3,025)	(4,862)
Carrying value of Senior Notes	118,362	136,215
2024 Term Loan:
Term Loan	74,531	—
Unamortized debt issuance cost[1]	(6,491)	—
Carrying value of Term Loan	68,040	—
Total carrying value of debt	186,402	136,215
Current portion of long-term debt	1,875	—
Long-term debt, net of current portion	$184,527	$136,215
________________________________
1    Debt issuance costs are deferred and amortized into interest expense using the effective interest method.

Fair Value of Debt

The fair value of the Senior Notes was determined based on the closing trading price of the Senior Notes as of September 30, 2024 and is categorized accordingly as Level 2 in the fair value hierarchy. The fair value of the Term Loan was obtained using the Discounted Cash Flow valuation model (DCF) with observable inputs as of September 30, 2024 and is categorized accordingly as Level 2 in the fair value hierarchy.

	Balance at September 30, 2024
		Fair Value
	Carrying Amount	(Level 1)	(Level 2)	(Level 3)	Total
Total debt	$186,402	$—	$189,508	$—	$189,508

	Balance at December 31, 2023
		Fair Value
	Carrying Amount	(Level 1)	(Level 2)	(Level 3)	Total
Total debt	$136,215	$—	$107,557	$—	$107,557

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Interest Expense

The following table summarizes the Company’s interest expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
2021 8.375% Senior Notes due 2026:
Amortization of debt issuance costs	$364	$388	$1,190	$1,136
Interest on borrowings	2,541	2,954	8,449	8,862
Amortization of debt discount	27	25	79	72
2024 Term Loan:
Amortization of debt issuance costs	293	—	301	—
Amortization of exit fee	64	—	66	—
Interest on borrowings	2,118	—	2,163	—
Other[1]	119	115	281	327
Total	$5,526	$3,482	$12,529	$10,397
________________________________
1    Includes interest on uncertain tax provisions.

Note 10. Accumulated Other Comprehensive (Loss) / Income

The changes in accumulated other comprehensive (loss) income during the nine months ended September 30, 2024 were as follows:

	Balance at December 31, 2023	Other comprehensive income	Tax effect	Balance at September 30, 2024
Foreign currency	$(22,212)	$1,004	$—	$(21,208)
Unrealized loss on intercompany foreign currency transactions	(3,520)	—	—	(3,520)
Total	$(25,732)	$1,004	$—	$(24,728)

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

Following such approvals, the Company filed an amendment to the Certificate of Incorporation (the “Certificate of Amendment”) to affect the Reverse Stock Split with the Secretary of State of the State of Delaware on December 8, 2023 as of 4:01 p.m. Eastern Time. The Certificate of Amendment states that the Company is authorized to issue two classes of stock to be designated common stock (“Common Stock”) and preferred stock (“Preferred Stock”). The number of shares of Common Stock authorized to be issued is sixteen million six hundred sixty-six thousand six hundred sixty-seven (16,666,667), par value $0.0001 per share, and the number of shares of Preferred Stock authorized to be issued is ten million (10,000,000), par value $0.0001 per share.

As of the opening of trading on December 11, 2023, the Company’s Common Stock began trading on a post-split basis under CUSIP number 87157B400. The Company’s Common Stock will continue to trade on the Nasdaq Capital Market under the symbol “SNCR”.

The Reverse Stock Split went in effect simultaneously for all shares of Common Stock issued and outstanding, and affected all holders of the Company’s Common Stock uniformly and did not affect any stockholder’s percentage ownership interests in the Company, except with respect to the treatment of fractional shares. The Company did not issue fractional shares for post-Reverse Stock Split shares in connection with the Reverse Stock Split. Stockholders who otherwise were entitled to receive a fractional share of Common Stock had such fractional share rounded up to the nearest whole share. The Company retroactively displayed the effect of the Reverse Stock Split change in the Consolidated Balance Sheets, and retroactively adjusted the computations of basic and diluted EPS for all periods presented on the Consolidated Statement of Operations.

As of September 30, 2024, the Company’s authorized capital stock was 26,666,667 shares of stock with a par value of $0.0001, of which 16,666,667 shares were designated as common stock and 10,000,000 shares were designated as preferred stock.

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

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Investor Rights Agreement

On June 30, 2021, the Company, B. Riley Financial and BRPI entered into an Investor Rights Agreement (the “Investor Rights Agreement”). Pursuant to the Investor Rights Agreement, for so long as affiliates of B. Riley Financial beneficially own at least 10% of the outstanding shares of common stock (unless such equity threshold percentage is not met due to dilution from equity issuances), B. Riley Financial is entitled to nominate one Class II director (the “B. Riley Nominee”) to the Company’s board of directors (the “Board”), who shall be an employee of B. Riley Financial or its affiliates and is approved by the Board, such approval not to be unreasonably withheld. For so long as affiliates of B. Riley Financial beneficially own 5% or more but less than 10% of the outstanding shares of common stock (unless such equity threshold percentage is not met due to dilution from equity issuances), B. Riley Financial is entitled to certain board observer rights. As of September 30, 2024, B. Riley Financial owned or beneficially owned 6.8% of the Company’s outstanding common stock.

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

Repurchase of Series B Preferred

On June 28, 2024 the Company repurchased all outstanding shares of the Series B Preferred stock, as discussed in Note 9. Debt of the Notes to Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q. On July 1, 2024 the Company filed a Certificate of Elimination to the Series B Certificate with the Secretary of State of the State of Delaware. As a result of the Series B Repurchase, no shares of the Series B Preferred remain outstanding and none are authorized for issuance as of September 30, 2024, and the authorized shares of Series B Preferred Stock were returned to the status of authorized but unissued shares of preferred stock of the Company, without designation as to series pursuant to the Certificate of Designations.

A summary of the Company’s Series B Perpetual Non-Convertible Preferred Stock balance at September 30, 2024 and changes during the nine months ended September 30, 2024, are presented below:

	Series B Preferred Stock
	Shares	Amount
Balance at December 31, 2023[1]	61	$58,802
Excise tax on fair value of Series B Preferred stock at repurchase	—	(576)
Repurchase of Series B Preferred stock	(61)	(58,226)
Balance at September 30, 2024	—	$—
________________________________
1    Series B Preferred stock net principal balance of $58.8 million is presented as gross principal balance of $60.8 million net of $2.0 million unamortized issuance costs.

The Company paid Series B Perpetual Preferred stock dividends of $4.3 million in cash for the nine months ended September 30, 2024.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Note 12. Stock Plans

On December 8, 2023 the Company filed an amendment to the Certificate of Amendment to effect the Reverse Stock Split with the Secretary of State of the State of Delaware. The Certificate of Amendment states that the Company is authorized to issue 16,666,667 shares of Common Stock, par value $0.0001 per share, and 10,000,000 shares of Preferred Stock, par value $0.0001 per share.

As of September 30, 2024, the Company maintains two stock-based compensation plans, the 2015 Equity Incentive Plan (the “2015 Plan”) and the 2017 New Hire Equity Incentive Plan (“2017 Plan”).

At the annual meeting of stockholders the Company held on June 5, 2024, the Company’s stockholders approved the amendment and restatement of the Company’s 2015 Equity Incentive Plan to increase the maximum total number of shares of common stock issuable under the Plan by 1,053,000 shares.

As of September 30, 2024 the maximum number of shares of common stock authorized for issuance under the 2015 Plan and 2017 Plan was 5,741,576 shares and 229,635, respectively.

As of September 30, 2024, there were 1.1 million shares available for the grant or award under the Company’s 2015 Plan and 0.1 million shares available for the grant or award under the Company’s 2017 Plan.

The Company grants restricted stock awards (“RSA”) and stock options that are subject to service conditions. The Company accounts for these awards under equity accounting. RSA are measured at the closing stock price at the date of grant and the fair value of stock options is calculated by using the Black-Scholes option pricing model. The expense for such awards is recognized straight line over the requisite service period.

The Company’s performance-based cash unit (“PBCU”) awards granted to employees under the Long-Term Incentive (“LTI”) Plans have been accounted for as liability awards, due to the Company’s intent and ability to settle such awards in cash upon vesting. Performance-based cash units are measured at the closing stock price and at the fair value obtained using the Monte-Carlo simulation at the reporting period end date. The expense is recognized straight line over the requisite service period. The Company has reflected the short-term portion of PBCU liability in Accrued expenses, and the long-term portion in Other liabilities, non-current on the Consolidated Balance Sheets. As of December 31, 2023 the total liability for such awards was $0.4 million with the entire amount recorded as a short-term. As of September 30, 2024, the total liability for such awards was $2.9 million, of which $2.0 million was short-term and $0.9 million was long-term.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Stock-Based Compensation

The following table summarizes stock-based compensation expense related to all of the Company’s stock awards included by operating expense categories, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of revenues	$164	$62	$258	$214
Research and development	832	320	1,415	1,176
Selling, general and administrative	2,025	656	3,703	2,499
Total stock-based compensation expense	$3,021	$1,038	$5,376	$3,889

The following table summarizes stock-based compensation expense related to all of the Company’s stock awards included by award type, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Stock options	$123	$347	$453	$1,127
Restricted stock awards	761	791	1,950	2,411
Performance-based cash units	2,137	(100)	2,973	351
Total stock-based compensation before taxes	$3,021	$1,038	$5,376	$3,889
Tax benefit	$463	$220	$987	$836

Stock-based compensation expense related to stock options and restricted stock awards is recorded to APIC and reflected on the Statements of Stockholders’ Equity, net of adjustments. PBCU expense is recorded to PBCU liability under Accrued expenses and Other liabilities, non-current on the Consolidated Balance Sheets due to the Company accounting for these awards as liability awards.

The total unamortized stock-based compensation cost related to unvested equity awards as of September 30, 2024 was $5.0 million. The expense is expected to be recognized over a weighted-average period of approximately 2.0 years.

The total unamortized stock-based compensation cost related to unvested performance-based cash units as of September 30, 2024 was $5.9 million. The expense is expected to be recognized over a weighted-average period of approximately 1.7 years.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Note 13. Restructuring

The Company continues to identify workforce optimization opportunities to better align the Company’s resources with its key strategic priorities.

A summary of the Company’s restructuring accrual at September 30, 2024 and changes during the nine months ended September 30, 2024, are presented below:

Employee Termination Costs
Balance at December 31, 2023	$2,388
Charges	267
Payments	(1,916)
Other adjustments	(7)
Balance at September 30, 2024	$732

Note 14. Income Taxes

The Company recognized an income tax expense of approximately $0.6 million for the three months ended September 30, 2024 and immaterial amount for the three months ended September 30, 2023. The Company recognized an income tax expense of approximately $3.9 million and $0.9 million during the nine months ended September 30, 2024 and 2023, respectively. The effective tax rate was approximately 178.6% for the nine months ended September 30, 2024, which was higher than the U.S. federal statutory rate primarily due to the impact of permanent adjustments, most notably Global Intangible Low-Taxed Income, partially offset by foreign tax rate differential. The Company’s projection of U.S. current income tax expense for the period is driven by the impact of Global Intangible Low-Taxed Income and enacted Internal Revenue Code Section 174 rules that require the Company to capitalize and amortize qualifying research and development expenses and by operating income generated in certain foreign jurisdictions. The Company’s effective tax rate was approximately (4.3)% for the nine months ended September 30, 2023, which was lower than the U.S. federal statutory rate primarily due to pre-tax losses in jurisdictions where full valuation allowances have been recorded and certain jurisdictions projecting current income tax expense. The Company continues to consider all available evidence, including historical profitability and projections of future taxable income together with new evidence, both positive and negative, that could affect the view of the future realization of deferred tax assets. As a result of this analysis, the Company continues to maintain a valuation allowance against the net deferred tax assets of the U.S. and most foreign jurisdictions as the realization of these assets is not more likely than not, given the uncertainty of future earnings in these jurisdictions.

Unrecognized tax benefits associated with uncertain tax positions were $4.4 million at September 30, 2024. We are not able to reasonably estimate when we would make any cash payments required to settle these liabilities, but we do not believe that the ultimate settlement of our obligations will materially affect our liquidity. It is reasonably possible that the balance of unrecognized tax benefits will decrease by approximately $0.5 million over the next twelve months.

During 2021 the Internal Revenue Service commenced an audit of certain of the Company’s prior year U.S. federal income tax filings, including the 2013 through 2020 tax years. The audit is currently ongoing and while the receipt of the associated refunds would materially improve its financial position, the Company does not believe that the results of this audit will have a material adverse effect on its results of operations. The Company has not accrued for any potential interest income related to the expected tax refund as of September 30, 2024.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator - Basic:
Net loss from continuing operations	$(5,715)	$(2,687)	$(1,734)	$(20,494)
Net income (loss) attributable to redeemable non-controlling interests	14	(18)	14	10
Preferred stock dividend and gain on repurchase of preferred stock	—	(2,474)	(1,562)	(7,423)
Net loss attributable to Synchronoss from continuing operations	(5,701)	(5,179)	(3,282)	(27,907)
Net income (loss) from discontinued operations	—	8	—	(1,634)
Net loss attributable to Synchronoss	$(5,701)	$(5,171)	$(3,282)	$(29,541)

Numerator - Diluted:
Net loss attributable to Synchronoss from continuing operations	(5,701)	(5,179)	$(3,282)	$(27,907)
Net income (loss) from discontinued operations	—	8	—	(1,634)
Net loss attributable to Synchronoss	$(5,701)	$(5,171)	$(3,282)	$(29,541)

Denominator:
Weighted average common shares outstanding — basic	10,095	9,809	9,994	9,716
Weighted average common shares outstanding — diluted	$10,095	$9,809	$9,994	$9,716

Earnings (loss) per share:
Basic EPS:
Net loss from continuing operations	$(0.56)	$(0.53)	$(0.33)	$(2.87)
Net loss from discontinued operations	—	—	—	(0.17)
Basic EPS	$(0.56)	$(0.53)	$(0.33)	$(3.04)
Diluted EPS:
Net loss from continuing operations	$(0.56)	$(0.53)	$(0.33)	$(2.87)
Net loss from discontinued operations	—	—	—	(0.17)
Diluted EPS	$(0.56)	$(0.53)	$(0.33)	$(3.04)

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

Aggregate annual future minimum payments under non-cancelable agreements as of September 30, 2024 for each year subsequent to December 31, 2023 and thereafter, are as follows:

Non-cancelable agreements
2024	$5,010
2025	13,532
2026	1,715
2027	158
Total	$20,415

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
In the third quarter of 2017, the SEC and Department of Justice (the “DoJ”) initiated investigations in connection with certain financial transactions that the Company effected in 2015 and 2016 and its disclosure of and accounting for such transactions, which the Company restated in the third quarter of 2018 in its restated annual and quarterly financial statements for 2015 and 2016. On June 7, 2022 the SEC approved the Offer of Settlement and filed an Order Instituting Cease-And-Desist Proceedings pursuant to Section 21C of the Securities Exchange Act of 1934, Making Findings, and Imposing a Cease-And-Desist Order (the “SEC Order”). Pursuant to the terms of the SEC Order, the Company consented to pay a civil penalty in the amount of $12.5 million in equal quarterly installments over two years and to cease and desist from committing or causing any violations of Sections 10(b), 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Exchange Act and the associated rules thereunder. Failure to comply with the provisions of the SEC Order could result in further actions by one or both governmental agencies which could have a material adverse effect on the Company’s results of operations. The penalties have been paid in full as of March 31, 2024. Also on June 7, 2022, the SEC filed a civil action against two former members of the Company’s management team (the “defendants”), alleging misconduct arising out of certain of the restated transactions that took place in 2015 and 2016 investigated by the SEC as set forth above. During the three months ended June 30, 2024, the Court entered final judgments in both of these civil actions pursuant to which the defendants agreed to pay civil penalties totaling an aggregate of $145,000 and one defendant agreed to disgorge incentive compensation received during the period of the restated transactions in the amount of $430,741. The Company has indemnified the defendants in these actions for certain costs and expenses, including reasonable attorney’s fees, and as of September 30, 2024 the Company has accrued $2.1 million relating to these actions.
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
Except as set forth above, the Company is not currently subject to any other legal proceedings that would be expected to have a material adverse effect on its operations; however, the Company may from time to time become a party to various legal proceedings arising in the ordinary course of its business.

Note 18. Additional Financial Information

Other Income (expense), net

The following table sets forth the components of Other Income (expense), net included in the Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Foreign exchange gains (losses)	$(5,461)	$4,455	$(440)	$1,234
Income from sale of intangible assets[1]	278	—	278	—
Loss on disposal of fixed assets	(73)	(25)	(73)	(25)
Other[2]	15	26	25	4
Total	$(5,241)	$4,456	$(210)	$1,213
________________________________
1    Represents gain on sale on the Company’s IP addresses and patents.
2    Represents an aggregate of individually immaterial transactions.

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

The Company’s top five customers accounted for 97.9% and 97.4% of net revenues for the nine months ended September 30, 2024 and September 30, 2023, respectively. Contracts with these customers typically run for three to five years. Of these customers, both Verizon and AT&T accounted for more than 10% of our revenues in 2024 and 2023. The loss of Verizon or AT&T as a customer would have a material negative impact on our company. However, we believe that the costs incurred and subscriber disruption by Verizon or AT&T to replace Synchronoss’ solutions would be substantial.

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

Discussion of the Condensed Consolidated Statements of Operations

Three months ended September 30, 2024 compared to the three months ended September 30, 2023

The following table presents an overview of our results of operations for the three months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		$ Change
	2024	2023	2024 vs 2023
Net revenues	$42,964	$39,790	$3,174
Cost of revenues[1]	8,975	9,478	(503)
Research and development	10,333	9,304	1,029
Selling, general and administrative	13,755	20,285	(6,530)
Restructuring charges	—	28	(28)
Depreciation and amortization	4,386	4,482	(96)
Total costs and expenses	37,449	43,577	(6,128)
Income (loss) from operations	5,515	(3,787)	9,302
Interest income	165	149	16
Interest expense	(5,526)	(3,482)	(2,044)
Other (expense) income, net	(5,241)	4,456	(9,697)
(Loss) income from continuing operations, before taxes	$(5,087)	$(2,664)	$(2,423)
Provision for income taxes	$(628)	$(23)	$(605)
________________________________
1    Cost of revenues excludes depreciation and amortization which are shown separately.

Net revenues increased $3.2 million to $43.0 million for the three months ended September 30, 2024, compared to the same period in 2023. The overall increase in revenue was primarily due to continued cloud subscriber growth, partially offset by $0.9 million higher professional services revenue in the prior year associated with the implementation and launch of SoftBank.

Cost of revenues decreased $0.5 million to $9.0 million for the three months ended September 30, 2024, compared to the same period in 2023. The 2024 decrease was primarily attributable to the reduced baseline employee costs due to restructuring measures taken in the fourth quarter of 2023, partially offset by higher performance-based compensation expense in the current period due to expected full-year metric attainment compared to the prior period performance.

Research and development expense increased $1.0 million to $10.3 million for the three months ended September 30, 2024, compared to the same period in 2023. The increase was primarily attributable to higher performance-based compensation expense in the current period due to expected full-year metric attainment compared to the prior period performance, partially offset by reduced baseline employee costs due to restructuring measures taken in the fourth quarter of 2023.

Selling, general and administrative expense decreased $6.5 million to $13.8 million for the three months ended September 30, 2024, compared to the same period in 2023. The 2024 decrease was mainly related to reduced baseline employee costs due to restructuring measures taken in the fourth quarter of 2023, $2.1 million higher non-recurring professional fees incurred in the prior period and $4.8 million impairment of the Note Receivable recorded in the third quarter of 2023. This was partially offset by a higher performance-based compensation expense in the current period due to expected full-year metric attainment compared to the prior period performance.

Restructuring charges were immaterial for the three months ended September 30, 2024 and immaterial for the three months ended September 30, 2023. Restructuring charges were primarily related to employment termination costs as a result of the work-force reductions initiated to reduce operating costs and align our resources with our key strategic priorities.

Depreciation and amortization expense decreased immaterially for the three months ended September 30, 2024, compared to the same period in 2023.

Interest expense increased $2.0 million for the three months ended September 30, 2024, compared to the same period in 2023. The increase is mainly due to $2.1 million interest expense related to the new Term Loan the Company obtained at the end of the second quarter of 2024, which was used to retire the Series B Preferred stock, improving the Company’s overall capital structure.

Other income (expense), net decreased $9.7 million to expense of $5.2 million for the three months ended September 30, 2024 from income of $4.5 million during the same period in 2023 primarily due to the impact of foreign exchange losses on intercompany payables and receivables.

Income tax. The Company recognized an income tax expense of approximately $0.6 million for the three months ended September 30, 2024 and immaterial amount for the three months ended September 30, 2023. The effective tax rate was approximately (12.3)% for the three months ended September 30, 2024, which was lower than the U.S. federal statutory rate primarily due to the impact of permanent adjustments including Global Intangible Low-Taxes Income and adjustments to valuation allowances associated with current year activity, partially offset by foreign tax rate differential. The Company’s projection of U.S. current income tax expense for the period is driven by the impact of Global Intangible Low-Taxed Income and enacted Internal Revenue Code Section 174 rules that require the Company to capitalize and amortize qualifying research and development expenses and by operating income generated in certain foreign jurisdictions. The Company’s effective tax rate was approximately (0.9)% for the three months ended September 30, 2023, which was lower than the U.S. federal statutory rate due to pre-tax losses in jurisdictions where full valuation allowances have been recorded and certain jurisdictions projecting current income tax expense.

Discussion of the Condensed Consolidated Statements of Operations

Nine months ended September 30, 2024 compared to the nine months ended September 30, 2023

The following table presents an overview of our results of operations for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended September 30,		$ Change
	2024	2023	2024 vs 2023
Net revenues	$129,387	$122,794	$6,593
Cost of revenues[1]	29,599	31,926	(2,327)
Research and development	32,560	35,322	(2,762)
Selling, general and administrative	39,800	53,507	(13,707)
Restructuring charges	267	391	(124)
Depreciation and amortization	12,773	12,478	295
Total costs and expenses	114,999	133,624	(18,625)
Income (loss) from operations	14,388	(10,830)	25,218
Interest income	556	370	186
Interest expense	(12,529)	(10,397)	(2,132)
Other (expense) income, net	(210)	1,213	(1,423)
(Loss) income from continuing operations, before taxes	$2,205	$(19,644)	$21,849
Provision for income taxes	$(3,939)	$(850)	$(3,089)
________________________________
1    Cost of revenues excludes depreciation and amortization which are shown separately.

Net revenues increased $6.6 million to $129.4 million for the nine months ended September 30, 2024, compared to the same period in 2023. The overall increase in revenue was primarily due to continued cloud subscriber growth, partially offset by $2.0 million higher professional services revenue in the prior year associated with the implementation and launch of SoftBank.

Cost of revenues decreased $2.3 million to $29.6 million for the nine months ended September 30, 2024, compared to the same period in 2023. The 2024 decrease was primarily attributable to reduced baseline employee costs due to restructuring measures taken in the fourth quarter of 2023; partially offset by a higher performance-based compensation expense in the current period due to expected full-year metric attainment compared to the prior period performance.

Research and development expense decreased $2.8 million to $32.6 million for the nine months ended September 30, 2024, compared to the same period in 2023. The decrease was primarily attributable to reduced baseline employee costs due to restructuring measures taken in the fourth quarter of 2023; partially offset by a higher performance-based compensation expense in the current period due to expected full-year metric attainment compared to the prior period performance.

Selling, general and administrative expense decreased $13.7 million to $39.8 million for the nine months ended September 30, 2024, compared to the same period in 2023. The decrease was primarily attributable to reduced baseline employee costs due to restructuring measures taken in the fourth quarter of 2023, $5.8 million higher non-recurring professional fees incurred in the prior period, and the $4.8 million note receivable impairment recorded in the third quarter of 2023. This was partially offset by a higher performance-based compensation expense in the current period due to the expected full-year metric attainment compared to the prior period performance.

Restructuring charges were $0.3 million and $0.4 million for the nine months ended September 30, 2024 and 2023, respectively, which primarily related to employment termination costs as a result of the work-force reductions initiated to reduce operating costs and align our resources with our key strategic priorities.

Depreciation and amortization expense increased $0.3 million to $12.8 million for the nine months ended September 30, 2024, compared to the same period in 2023. The 2024 increase was primarily attributable to increased amortization of capitalized software due to more amortizable assets placed in service in the current period.

Interest expense increased $2.1 million for the nine months ended September 30, 2024, compared to the same period in 2023. The increase is mainly due to $2.2 million interest expense related to the new Term Loan the Company obtained at the end of the second quarter of 2024, which was used to retire the Series B Preferred stock, improving the Company’s overall capital structure.

Other income (expense), net decreased $1.4 million to expense of $0.2 million for the nine months ended September 30, 2024 from income of $1.2 million during the same period in 2023. The 2024 decrease is primarily due to the impact of foreign exchange gains on intercompany payables and receivables.

Income tax. The Company recognized an income tax expense of approximately $3.9 million and $0.9 million during the nine months ended September 30, 2024 and 2023, respectively. The effective tax rate was approximately 178.6% for the nine months ended September 30, 2024, which was higher than the U.S. federal statutory rate primarily due to the impact of permanent adjustments, most notably Global Intangible Low-Taxed Income, partially offset by foreign tax rate differential. The Company’s projection of U.S. current income tax expense for the period is driven by the impact of Global Intangible Low-Taxed Income and enacted Internal Revenue Code Section 174 rules that require the Company to capitalize and amortize qualifying research and development expenses and by operating income generated in certain foreign jurisdictions. The Company’s effective tax rate was approximately (4.3)% for the nine months ended September 30, 2023, which was lower than the U.S. federal statutory rate due to pre-tax losses in jurisdictions where full valuation allowances have been recorded and certain jurisdictions projecting current income tax expense.

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

As of September 30, 2024, our principal sources of liquidity were cash provided by operations. Our cash and cash equivalents balance was $25.2 million at September 30, 2024. We anticipate that our principal uses of cash and cash equivalents will be sufficient to fund our business, including technology expansion and working capital.

At September 30, 2024, our non-U.S. subsidiaries held approximately $13.9 million of cash and cash equivalents that are available for use by our operations around the world.

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

Discussion of Cash Flows

A summary of net cash flows follows (in thousands):

	Nine Months Ended September 30,
	2024	2023
Net cash provided by (used in):
Operating activities	$15,205	$19,236
Investing activities	(9,109)	(15,889)
Financing activities	$(5,384)	$(7,496)

Our primary source of cash is receipts from revenue. The primary uses of cash are personnel and related costs, telecommunications and facility costs related primarily to our cost of revenue and general operating expenses including professional service fees, consulting fees, building and equipment maintenance and marketing expense.

Cash provided by operating activities for the nine months ended September 30, 2024 was $15.2 million as compared to $19.2 million of cash provided by operating activities for the same period in 2023. In the current period, the Company generated cash from operations mainly driven by continued growth in cloud subscribers and reduced operating costs, offset by unfavorable movements in working capital compared to the third quarter of 2023.

Cash used in investing activities for the nine months ended September 30, 2024 was $9.1 million as compared to $15.9 million of cash used in investing activities during the same period in 2023. The cash used in investing activities during current and prior year primarily funded product development for our Cloud offering and associated labor costs, while last year's expenditures also included investments in Messaging and NetworkX products which were divested in the fourth quarter of

2023. In 2024, cash used in investing activities was offset by $1.5 million of deferred consideration for the sale of Messaging and NetworkX Businesses received by the company in the third quarter of 2024.

Cash used in financing activities for the nine months ended September 30, 2024 was $5.4 million as compared to $7.5 million of cash used in financing activities during the same period in 2023. The cash used in financing activities in the current year was primarily related to the $75.0 million funding of the Term Loan, offset by $6.8 million issuance costs related to the 2024 Term Loan, $57.6 million Series B Preferred Stock Repurchase, $11.5 million Senior Notes Repurchase and $4.3 million Series B Preferred dividend payments. Cash used in financing activities in the prior year was primarily related to $7.2 million Series B Preferred dividend payments.

Effect of Inflation

Inflationary increases in certain input costs, such as occupancy, labor and benefits, and general administrative costs, have impacted our business. Management does not believe these impacts have had a material impact on our results of operations during the nine months ended September 30, 2024 and 2023. We cannot assure you, however, that we will not be affected by general inflation in the future.

Contractual Obligations
Our contractual obligations consist of office and laptop leases, term loan, notes payable and related interest as well as contractual commitments under third-party hosting, software licenses and maintenance agreements. The following table summarizes our long‑term contractual obligations as of September 30, 2024 (in thousands):

	Payments Due by Period
	Total	2024	2025-2027	2028
Finance lease obligations	$1,017	$168	$849	$—
Interest	46,412	4,528	37,320	4,564
Operating lease obligations	27,655	1,901	21,476	4,278
Purchase obligations[1]	20,415	5,010	15,405	—
Senior Notes Payable	121,387	—	121,387	—
Term Loan	74,531	469	14,062	60,000
Total	$291,417	$12,076	$210,499	$68,842
_______________________________
1    Amount represents obligations associated with colocation agreements and other customer delivery related purchase obligations.

Uncertain Tax Positions

Unrecognized tax benefits associated with uncertain tax positions were $4.4 million at September 30, 2024. We are not able to reasonably estimate when we would make any cash payments required to settle these liabilities, but we do not believe that the ultimate settlement of our obligations will materially affect our liquidity. It is reasonably possible that the balance of unrecognized tax benefits will decrease by approximately $0.5 million over the next twelve months.

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

These estimates and assumptions take into account historical and forward-looking factors that the Company believes are reasonable, including but not limited to the potential impacts from current geopolitical tensions. As the extent and duration of the impacts from geopolitical developments remain unclear, the Company’s estimates and assumptions may evolve as conditions change. Actual results could differ significantly from those estimates. If actual results or events differ materially from those contemplated by us in making these estimates, our reported financial condition and results of operations for future periods could be materially affected. See Part II, “Item 1A. Risk Factors” in this Form 10-Q for certain matters bearing risks on our future results of operations.

During the nine months ended September 30, 2024, there were no significant changes in our critical accounting policies and estimates discussed in our Form 10-K for the year ended December 31, 2023. Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023 for a more complete discussion of our critical accounting policies and estimates.

Recently Issued Accounting Standards

For a discussion of recently issued accounting standards see Note 2. Basis of Presentation and Consolidation of the Notes to Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2024 and December 31, 2023 that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

The primary objective of our investment activities is to preserve our capital for the purpose of funding operations, while at the same time maximizing the income, we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and short- and long-term investments in a variety of securities, which could include commercial paper, money market funds and corporate and government debt securities. Our cash and cash equivalents at September 30, 2024 and December 31, 2023 were invested in liquid money market accounts and certificates of deposit. All market-risk sensitive instruments were entered into for non-trading purposes.

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

Interest Rate Risk

We are exposed to the risk of interest rate fluctuations on the interest income earned on our cash and cash equivalents. A hypothetical 100 basis point movement in interest rates applicable to our cash and cash equivalents outstanding at September 30, 2024 would increase interest income by approximately $0.3 million on an annual basis.

Borrowings pursuant to the Credit Agreement bear interest at a rate per annum equal to the Adjusted Term SOFR (as defined in the Credit Agreement) for the applicable interest period, plus 5.50%, subject to a floor of 2.50%, plus Term SOFR adjustment of 0.1%. As such, our net income is sensitive to movements in interest rates. If interest rates increase, our debt obligations pursuant to the Credit Agreement would increase even though the amount borrowed remained the same, and our net income would decrease. Such increases in interest rates could have a material adverse effect on our cash flow and financial condition. We do not hold any derivative instruments and do not engage in any hedging activities to mitigate interest rate risk.

Based on our outstanding borrowings pursuant to the Credit Agreement as of September 30, 2024 a hypothetical 100 basis point movement in interest rates would have affected interest expense on the debt by $0.8 million on an annual basis.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934), as of the end of the period covered by this quarterly report, that ensure that information relating to the registrant which is required to be disclosed in this report is recorded, processed, summarized and reported within required time periods using the criteria for effective internal control established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the registrant’s disclosure controls and procedures were effective as of September 30, 2024.

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

We have, and in the future may be, the target of stockholder derivative complaints or other securities related legal actions. The existence of any litigation may have an adverse effect on our reputation with referral sources and our customers themselves, which could have an adverse effect on our results of operations and financial condition. The outcome and amount of resources needed to respond to, defend or resolve lawsuits is unpredictable and may remain unknown for long periods of time. Our exposure under these matters may also include our indemnification obligations, to the extent we have any, to current and former officers and directors and, in some cases former underwriters, against losses incurred in connection with these matters, including reimbursement of legal fees and other expenses. For instance, on June 7, 2022, the SEC filed a civil action against two former members of our management team (the “defendants”), alleging misconduct arising out of certain restated transactions that took place in 2015 and 2016 investigated by the SEC. We will be required to indemnify the defendants in these actions for certain costs and expenses, including reasonable attorney’s fees. As of September 30, 2024, we had paid approximately $7.3 million life to date for costs incurred in these actions. Additionally, as of September 30, 2024, the Company has accrued approximately $2.1 million relating to these actions for certain costs and expenses, including reasonable attorney’s fees to be paid in the future. Additional amounts may be subject to claims for indemnification for these actions and any future actions. Although we maintain insurance for claims of this nature, our insurance coverage does not apply in all circumstances and may be denied or insufficient to cover the costs related to the class action and stockholder derivative lawsuits. For instance, our insurance coverage was insufficient to cover our indemnification obligations to the defendants. Large indemnity payments, individually or in the aggregate, could have a material impact on our financial position. In addition, future lawsuits or legal claims involving us may increase our insurance premiums, deductibles or co-insurance requirements or otherwise make it more difficult for us to maintain or obtain adequate insurance coverage on acceptable terms, if at all. Moreover, adverse publicity associated with negative developments in any such legal proceedings could decrease customer demand for our services. As a result, future lawsuits involving us, or our officers or directors, could have a material adverse effect on our business, reputation, financial condition, results of operations, liquidity and the trading price of our common stock.
A 1% U.S. federal excise tax may be imposed upon us in connection with the redemptions or repurchases by us of our Series B Non-Convertible Perpetual Preferred Stock (“Series B Preferred Stock”) or other redemptions or repurchases of our equity.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act (“IRA”), which, among other things, imposes a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded domestic corporations and certain domestic subsidiaries of publicly traded foreign corporations. This excise tax is imposed on the repurchasing corporation itself, not its stockholders from which shares are repurchased. Generally, the amount of the excise tax is 1% of the fair market value of the shares repurchased at the time of the repurchase. For the purposes of calculating the excise tax, the repurchasing corporation is permitted to net the fair market value of certain new stock issuances against the fair market value of the stock repurchases that occur in the same taxable year. On December 27, 2022, the U.S. Treasury Department issued a notice that provides interim guidance regarding the application of the 1% excise tax pending forthcoming proposed regulations. The IRA excise tax applies to repurchases and redemptions that occur after December 31, 2022.

We expect that each redemption or repurchase of our equity, such as Series B Preferred Stock repurchases, after December 31, 2022 will be subject to the 1% excise tax. Whether and to what extent we would be subject to the excise tax would depend on a number of factors, including (i) the fair market value of the redemptions and repurchase, (ii) the nature and amount of any equity issuances within the same taxable year and (iii) the regulations and other guidance issued by the U.S. Treasury Department and the IRS. For example, on November 3, 2023, we repurchased shares of our outstanding Series B Preferred Stock, pursuant to the Certificate of Designations of the Series B Preferred Stock, which, for the purposes of calculating the excise tax, were offset by the fair market value of new stock issuances in the same taxable year. Additionally, on June 28, 2024, we repurchased all outstanding Series B Preferred Stock and following such repurchase filed a certificate of elimination of the Series B Preferred Stock with the Secretary of State of the State of Delaware. The 1% excise tax may increase our costs and impact our operations. This could have an adverse effect on our margins and financial position and would negatively affect our revenues and results of operations and/or trading price of our common stock. The company has accrued for potential exposure related to excise tax as of September 30, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans

During the period covered by this Quarterly Report on Form 10-Q, other than as set forth below, no director or officer of the Company “adopted” or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

On September 10, 2024, Laurie Harris, director and chairperson of the audit committee of the Company’s Board of Directors, adopted a trading arrangement for the sale of shares of the Company’s common stock (a “Rule 10b5-1 Trading Plan”) that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c). Ms. Harris’ Rule 10b5-1 Trading Plan provides for the sale of up to 4,800 shares of the Company’s common stock pursuant to the terms of the plan. Ms. Harris’ Rule 10b5-1 Trading Plan expires on September 3, 2025, unless earlier terminated in accordance with the terms of the plan.

ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Restated Certificate of Incorporation of the Registrant.	10-K	001-40574	3.1	March 15, 2023
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant.	8-K	001-40574	3.1	June 23, 2022
3.3	Amended and Restated Bylaws of the Registrant.	S-1	333-132080	3.4	May 9, 2006
3.4	Amendment No. 1 to Amended and Restated Bylaws of the Registrant.	8-K	000-52049	3.2	February 20, 2018
3.5	Amendment No. 2 to the Amended and Restated Bylaws of the Registrant.	8-K	000-52049	3.3	June 30, 2021
3.6	Certificate of Designations of the Series B Perpetual Non-Convertible Preferred Stock.	8-K	000-52049	3.1	June 30, 2021
3.7	Certificate of Amendment of the Restated Certificate of Incorporation of Synchronoss Technologies, Inc.	8-K	001-40574	3.1	December 7, 2023
3.8	Certificate of Elimination of the Series B Perpetual Non-Convertible Preferred Stock.	8-K	001-40574	3.1	July 1, 2024
10.1	Synchronoss Technologies, Inc. Amended and Restated 2015 Equity Incentive Plan.					X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a‑14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes‑Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a‑14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes‑Oxley Act of 2002.					X
32.1	Certification of Principal Executive Officer pursuant to Rule 13a‑14(b) of the Exchange Act and section 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes‑Oxley Act of 2002.					X
32.2	Certification of Principal Financial Officer pursuant to Rule 13a‑14(b) of the Exchange Act and section 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes‑Oxley Act of 2002.					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Schema Document					X
101.CAL	XBRL Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	XBRL Labels Linkbase Document					X
101.PRE	XBRL Presentation Linkbase Document					X

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Synchronoss Technologies, Inc.

/s/ Jeff Miller
Jeff Miller
Chief Executive Officer
(Principal Executive Officer)

/s/ Louis Ferraro
Louis Ferraro
Chief Financial Officer

November 12, 2024