Form 10-K
period 2024-12-31
SYNCHRONOSS TECHNOLOGIES INC
filed 2025-03-12
CIK 1131554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

The aggregate market value of the common stock held by non-affiliates of the Registrant as of June 30, 2024, the last business day of the Registrant’s last completed second quarter, based upon the closing price of the common stock as reported by The Nasdaq Stock Market on such date was approximately $61.9 million. Shares of common stock held by each executive officer, director and stockholders known by the Registrant to own 10% or more of the outstanding stock based on public filings and other information known to the Registrant have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 7, 2025, a total of 11,490,918 shares of the Registrant’s common stock were outstanding.

The exhibit index as required by Item 601(a) of Regulation S-K is included in Item 15 of Part IV of this report on Form 10-K.

DOCUMENTS INCORPORATED BY REFERENCE

Information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference to portions of the Registrant’s definitive Proxy Statement for its 2025 Annual Meeting of Stockholders (the “Proxy Statement”), which is to be filed pursuant to Regulation 14A within 120 days after the end of the Registrant’s fiscal year ended December 31, 2024. Except as expressly incorporated by reference, the Proxy Statement shall not be deemed to be a part of this report on Form 10‑K.

SYNCHRONOSS TECHNOLOGIES, INC.
FORM 10-K INDEX

PART I
FORWARD LOOKING STATEMENTS
The words “Synchronoss,” “we,” “our,” “ours,” “us” and the “Company,” refer to Synchronoss Technologies, Inc. and its consolidated subsidiaries. All statements in this Annual Report on Form 10-K for the fiscal year ended December 31, 2024 that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding Synchronoss’ “expectations,” “beliefs,” “hopes,” “intentions,” “anticipates,” “seeks,” “strategies,” “plans,” “targets,” “estimations,” “outlook” or the like. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Past performance is not necessarily indicative of future results. Synchronoss cautions investors that there can be no assurance that actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors. We encourage you to read Management’s Discussion and Analysis of our Financial Condition and Results of Operations and our Consolidated Financial Statements contained in this Form 10-K. We also encourage you to read Item 1A of Part I of this Form 10-K, entitled Risk Factors, which contains a more complete discussion of the risks and uncertainties associated with our business. In addition to the risks described in Item 1A of this Form 10-K, other unknown or unpredictable factors also could affect our results. Therefore, the information in this Form 10-K should be read together with other reports and documents that we file with the Securities and Exchange Commission from time to time, including on Form 10-Q and Form 8-K, which may supplement, modify, supersede or update those risk factors. Synchronoss expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in Synchronoss’ expectations with regard thereto or any change in events, conditions, or circumstances on which any such statements are based.

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

ITEM 1. BUSINESS

Overview

Synchronoss Personal CloudTM is a powerful software solution that helps global network operators and mobile insurance providers drive revenue, increase engagement, and enhance digital security. Our platform enables customers to connect, engage, and monetize subscribers by offering a trusted, seamless way to sync, organize, and protect their digital content. With Artificial Intelligence (“AI”) powered features that enrich user experiences, we help operators create new revenue streams, lower innovation costs, and strengthen customer loyalty, all while ensuring secure and effortless content management.

Who We Serve

At Synchronoss we focus on delivering carrier-grade solutions to three markets globally: communications service providers/multi-service operators (such as cable and mobile network operators), mobile insurance providers and retailers. We enable our customers to monetize value-added services, drive growth, and boost retention through differentiated experiences.

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

Our customers include global service providers such as AT&T, Verizon, and Softbank. These customers utilize our solutions to service both consumer and enterprise customers.

How We Go to Market

We market our solutions through multiple channels such as our corporate website, direct sales teams across key regions (North America, Europe, Middle East and Africa (“EMEA”) and Asia-Pacific (“APAC”)), and industry partnerships.

Sales

We sell our solutions, products, and services through a direct sales force, with strategic partners, and in collaboration with our customers to resell services to their end customers and subscribers. Our sales professionals have deep expertise in our products, along with a strong understanding of market trends and customer needs.

Marketing

The Synchronoss marketing team uses a cloud-focused approach to drive customer acquisition and growth through strategic, targeted campaigns. Our mission is centered on developing compelling product-specific messaging that addresses end user needs and comprehensive brand narratives through an array of channels, including digital marketing, sales support, social media, and public relations. These strategic efforts are crucial in generating business-to-business (B2B) sales leads, enhancing the visibility of our cloud solutions, and reinforcing our brand presence across the telecom, insurance, and retail sectors in the North America, EMEA, and APAC regions.

We also support our partners’ direct-to-consumer (D2C) marketing to drive subscriber growth and adoption. Through our integrated go-to-market and awareness campaigns, orchestrated with an omnichannel approach, we ensure that consumers are engaged at every pivotal point in the purchase lifecycle. This includes interactions during online checkout, retail engagements, customer support, the initial setup of products, and via in-app notifications for devices pre-installed with our cloud application. These initiatives are a clear demonstration of our dedication to delivering not only a secure and user-centric cloud experience, but also to empowering service providers and consumers alike with a platform that champions data integrity and propels user engagement.

What We Deliver - Synchronoss Personal CloudTM Platform

The Synchronoss Personal CloudTM platform is a secure and highly scalable white label platform that allows our customers’ subscribers to backup and protect, engage with, and manage their personal content and gives our operator customers the ability to increase average revenue per user (“ARPU”) and reduce churn.

Designed for smartphones, tablets, and desktops across all operating systems, our platform ensures a seamless, cross-device experience.

Divestiture of the Messaging and NetworkX Businesses

On October 31, 2023, Synchronoss Technologies, Inc. entered into an Asset Purchase Agreement with Lumine Group Software Solutions (Ireland) Limited, pursuant to which the Company sold its Messaging and NetworkX businesses. This transaction represented a strategic shift designed to maximize shareholder value and allowed the Company to solely focus on providing cloud-centric solutions. In connection with the sale transaction, the Company determined its Messaging and NetworkX Businesses qualified for discontinued operations accounting treatment in accordance with ASC 205-20. Accordingly, the operating results of, and costs to separate the Messaging and NetworkX businesses are reported in Net loss from discontinued operations, net of taxes on the Consolidated Statements of Operations for all periods presented. The Notes to the Consolidated Financial Statements have been adjusted on a retrospective basis. For additional information, see Note 4. Divestitures and Discontinued Operations of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

What We Deliver - Our Services

Synchronoss offers professional services including consulting, installation and deployment, configuration, customization, systems integration, and support to ensure our customers’ successful deployment and utilization of our products and solutions.

Product Development

At Synchronoss we have focused our product development efforts on expanding the functionality, scalability, and security of our products and solutions. We expect to sustain our research and development investments as we intend to continue on an aggressive path to develop new features and functionality, upgrade and extend our product offerings, and develop new technology. To this effect, Synchronoss has invested in and implemented AI technology to introduce several new features in the Personal Cloud product. These features include advanced editing of photos using AI models and auto-curating subscriber content using several AI models to generate engaging collections to be shared with users as memories.

Intellectual Property

We rely principally on a combination of trademark, copyright and patent laws in the United States and other jurisdictions in which we do business, as well as confidentiality procedures and contractual provisions, which protect our proprietary information, technologies and strategies. We also cultivate a culture which encourages creativity and innovation amongst our employees by maintaining a patent award program and hosting events such as an annual Innovation Jam and periodic “hackathons.” We believe this facilitates the development of new features, functionality, and products, which are essential to establishing our solutions as the leading solutions in the industry. We enter into proprietary information and invention agreements with all of our employees and consultants during the onboarding process and non-disclosure agreements with all third parties.

As of December 31, 2024, we had 37 patents issued and 13 patents pending in the United States, and we had 67 patents issued and 3 pending internationally. We hold and/or are pursuing patents in the United States, Germany, the United Kingdom, France, Ireland and Spain and we may seek additional jurisdictions to the extent we determine such coverage is appropriate and cost efficient. Our issued patents cover all aspects of our business including cloud and security.

Demand Drivers for Our Business

With faster/higher speeds, lower latency, more capacity, enhanced security and better reliability, 5G capabilities will enable new use cases, applications and business models that were not possible before. Consumer demand for these features alone will shape how operators offer 5G services and operators in turn have the opportunity to monetize and earn differentiated revenue streams. According to Market Research Future, Mobile Value-Added-Services (“VAS”) are set to hit $309.1 billion by 2025. The transition to 5G provides an opportunity to strengthen operators’ position in the consumer market and function as a service enabler by bundling VAS into premium offers. Service providers should also become service creators by developing new, immersive products under their own brand. In either case (branded and partner services) powering digital bundles and simplifying onboarding, consumption, billing, and authentication of VAS will drive higher adoption of premium 5G service plans and ARPU.

Beyond being a buzz word or strategy, 5G is the next wave in communication service providers’ technological future. In 2024, we saw the continued adoption of 5G use cases and operators began to reap returns carriers were reliant on when making their investment in 5G technology. In 2027, it is projected1 that North America will have the highest 5G penetration at 90 percent. 5G adoption among mid-tier smart phones also continued to abound as new devices and capabilities were introduced by mobile phone manufacturers in 2023.

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

We believe our white label Personal Cloud platform helps service providers accelerate the adoption of 5G service and total protection plans. Our next generation Personal Cloud gives operators a new way to create, deliver, engage, and monetize more personalized experiences and offers for their subscribers. When operators have millions of active users leveraging cloud, it becomes a channel for cross selling security services, insurance, merchandise, and other carrier services, leading to a significant increase in ARPU. As a result, we are fostering new partnerships, building exciting new capabilities, and now enabling subscribers to protect the connected devices. Giving subscribers the ability to protect hardware investments with insurance plans, protect their families from cyber threats with network-based security services, and their personal content - with cloud, will differentiate the value proposition of 5G service plans and deliver significant brand value for our customers.

Personal Cloud and its data protection value proposition fits nicely into the device protection and insurance offering. Insurance providers bundle personal cloud with the device protection to offer total device protection. Cable Multiple System Operators (“MSO”) and broadband service providers have a unique opportunity to offer personal cloud as an ‘all home’ data protection offering, which increases ARPU and provides the much-needed access to the home service provider market beyond being a connectivity and content provider. In addition, service providers also can include personal cloud into a security bundle where consumers get data protection combined with other features like anti-virus, password protection, Virtual Private Network (”VPN”) and more.

Additionally, the personal cloud market is expected to grow at 18.5% compound annual growth rate (CAGR)2 during the forecast period (2023-2028), reflecting continued need and interest by consumers for a solution to protect and save their digital content across the globe. Market research conducted in the first quarter of 2024 further affirmed the opportunity finding 1) nearly a third of users who have not yet adopted a personal cloud solution in North America intend to adopt cloud in the next 3 years; 2) nearly 15% expected growth in secondary cloud adoption; and 3) keen opportunity to win over Over-the-Top (“OTT”) cloud users willing to switch for price, storage and privacy.
_____________________________
1    Ericsson June 2022 Mobility Report.
2    Markets to Market January 2024 Personal Cloud Report.

Competition

Competition across our markets is incredibly diverse, dynamic, and nuanced in an increasingly interconnected landscape of rapidly changing technologies, evolving industry standards, new product introductions, and converging spaces and services.

We face the following categories of competitors in Personal Cloud:

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

Compliance and Certifications

We obtain third-party reviews of our controls relating to security. Our Synchronoss white label Personal Cloud has been certified to be compliant with the Service Organization Controls (“SOC”) 2 type II audit that tests the design and operating effectiveness of controls over time. An independent auditor tests these controls annually and addresses the environmental and physical safeguards for production data centers, legal controls, change management, and logical security among other areas. Additionally, our operations in Bangalore are certified under ISO27000, ensuring best practices for information security management.

Human Capital

At Synchronoss, we recognize that our growth and success are driven by our talented employees and experienced management team. Our mission is to foster an environment that makes Synchronoss a great place to work, where employees feel valued, empowered, and inspired to excel. By investing in our people and nurturing a team-oriented culture, we believe that we have established a sustainable competitive advantage that helps to fuel our long-term success.

As of December 31, 2024 we employed 802 full-time employees and 47 contingent workers across India, North America, Europe, and Asia Pacific regions.

Our purpose-driven culture emphasizes employee well-being, inclusivity, and open communication, enabling us to attract and retain top talent worldwide. To support our employees' evolving needs, we implemented a flexible work policy, allowing the majority of our workforce to choose remote work arrangements. We are committed to continuous learning and development, offering robust programs that support personal and professional growth at all levels of the organization. Employees are encouraged to share their insights and feedback through multiple channels, including company-wide town hall meetings and engagement surveys, fostering a culture of transparency and collaboration. We have also taken significant strides to enhance employee engagement and inclusivity, fostering a more connected and collaborative workplace. We have introduced formal training programs, strengthened internal communications, and updated corporate language to reflect inclusivity and align with industry best practices.

In addition, we have prioritized initiatives that increase access to leadership and reduce silos across the organization. We regularly host leadership roundtables, town hall meetings, and cross-departmental forums to encourage open dialogue and collaboration, which allow employees at all levels to have the opportunity to engage directly with senior leaders. Recognizing the value of in-person connections, we have also increased on-site employee social events, fostering camaraderie and teamwork in a more informal setting. These efforts not only strengthen employee relationships, but also reinforce our inclusive and team-oriented culture.

Further demonstrating our commitment to making a positive impact, we continued the Sync Cares program, launched in 2022, to connect employees and leadership with opportunities to give back to their communities. In 2024, hundreds of our employees dedicated 566 hours to supporting 11 organizations globally through our Sync Cares program, showcasing our collective dedication to social responsibility and community engagement.

Our total rewards philosophy prioritizes competitive compensation and comprehensive benefits. We conduct an annual compensation review and pay equity analysis with the goal of ensuring fairness and alignment with market standards. This process is integrated with our performance management cycle, which includes regular feedback discussions to support career development and align individual contributions with our organizational goals.

Through these initiatives, Synchronoss continues to build a workplace where employees feel empowered, engaged, and motivated to drive innovation and deliver results.

Corporate Information

We were incorporated in Delaware in 2000. Our principal offices are located at 200 Crossing Boulevard, Bridgewater, New Jersey. We completed our initial public offering in 2006. Our common stock is listed on the NASDAQ Global Select Market under the symbol “SNCR” and our Senior Notes as listed on the NASDAQ Global Select Market under the symbol “SNCRL.”

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

Synchronoss, Synchronoss Personal CloudTM and other trademarks of Synchronoss appearing in this Form 10-K are the property of Synchronoss. Other trademarks or service marks that may appear in this Annual Report are the property of their respective holders. Solely for convenience, the trademarks and trade names in this Annual Report are sometimes referred to without the ®, ™ and SM symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto.

ITEM 1A. RISK FACTORS

An investment in our securities involves a high degree of risk. The following are certain risk factors that could affect our business, financial results, and results of operations. You should carefully consider the following risk factors in connection with evaluating the forward-looking statements contained in this Form 10-K because these factors could cause the actual results and conditions to differ materially from those projected in forward-looking statements. The risks that we have highlighted here are not the only ones that we face. If any of the risks actually occur, our business, financial condition or results of operation could be negatively affected. In that case, the trading price of our securities could decline, and our investors may lose part or all of their investment.

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
•We may be able to incur substantially more debt, which could have important consequences for investors.
•We may not generate sufficient cash to enable us to service our debt.
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
•Fluctuations in foreign currency exchange rates could result in foreign currency transaction gains or losses, which could affect our operating results and the period-over-period comparability of our operating results.
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

Risks Related to our Term Loan, Senior Notes and Common Stock

•We may fail to refinance, redeem or repay in full our Senior Notes prior to March 31, 2026, and in that event the maturity date of our Term Loan will be March 31, 2026.
•The terms of our Credit Agreement restrict our operating and financial flexibility, and any breach of the covenants in that agreement, if the lenders elected to accelerate the due date of the loan, could significantly harm our business and prospects and lead to the liquidation of our business.
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
•A 1% U.S. federal excise tax may be imposed upon us in connection with redemptions or repurchases of our equity.

Operation Risks

Our business may not generate sufficient cash flows from operations, or future borrowings which may not be available to us, in amounts sufficient to enable us to fund our liquidity needs and capital expenditure requirements necessary to expand our operations and invest in new products which could reduce our ability to compete and could harm our business.

We cannot guarantee that we will be able to generate sufficient revenue or obtain enough capital to fund our capital expenditures, service our debt and execute on our business strategy. We may be more vulnerable to adverse economic conditions than our competitors and thus less able to withstand competitive pressures. We intend to continue to make substantial investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new products and enhancements to our platforms or acquire complementary businesses and technologies. The maturity date of our Senior Notes is June 30, 2026, and if we fail to refinance, redeem or repay in full our Senior Notes prior to March 31, 2026, then the maturity date of our Term Loan will be March 31, 2026. Accordingly, we may need to engage in equity or debt financings to secure additional funds. Additionally, we have a limited availability of authorized and unissued common stock, which may make it more difficult to raise funds through equity financings without approval of the stockholders of an amendment to our Certificate of Incorporation to increase the number of shares of common stock that we are authorized to issue. If we raise additional capital, our stockholders may experience significant dilution of their ownership interests, and the per share value of our common stock could decline. In addition, the terms of any future issued equity securities could entitle the holders of those equity securities to rights, preferences and privileges superior to those of holders of our securities. Furthermore, if we engage in additional debt financings, the holders of debt might have priority over the holders of our securities, and we may be required to accept terms that restrict our ability to incur additional indebtedness, including restrictive covenants relating to our capital raising activities and other financial and operational matters, including restricting our ability to pay dividends or make certain other restricted payment, sell assets, make certain investments and grant liens, which may make it more difficult for us to obtain additional capital and to pursue business opportunities. We may also be required to take other actions that would otherwise be in the interests of the debt holders and force us to maintain specified liquidity or other ratios, including limitations to our total leverage ratio, any of which could harm our business, results of operations, and financial condition. If we need additional capital and cannot raise it on acceptable terms, we may not be able to, among other things:

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

Our business is directly affected by the length of our sales cycles. Our customers’ businesses are relatively complex and their purchase of the types of products and services that we offer generally involve a significant financial commitment, with attendant delays, frequently associated with large financial commitments and procurement procedures within a large organization. In addition, as we continue to further expand our presence in the global market, and the size and complexity of our sales opportunities continue to vary, we have seen an increase in the average length of time in our sales cycles. The purchase of the types of products and services that we offer typically requires coordination and agreement across many departments within a potential customer’s organization. Delays associated with such timing factors could have a material adverse effect on our results of operations and financial condition. In periods of economic slowdown our typical sales cycle lengthens, which means that the average time between our initial contact with a prospective customer and the signing of a sales contract increases. The lengthening of our sales cycle has and could in the future adversely affect our results of operations or reduce growth in our revenue. In addition, the lengthening of our sales cycle contributes to an increased cost of sales, thereby reducing our profitability.

We may experience quarterly fluctuations in our operating results due to a number of factors which make our future results difficult to predict and could cause our operating results to fall below expectations or our guidance.

As a result of a variety of factors discussed in this report, many of which are out of our control, our operating results for a particular quarter are difficult to predict, especially in light of a challenging and inconsistent global macroeconomic environment and related market uncertainty. Our revenue may grow at a slower rate than in past periods or decline, as it has in the past, on a year-over-year basis. Our ability to meet financial expectations could also be adversely affected if the nonlinear sales pattern seen in some of our past quarters recurs in future periods. The timing of large engagements can also have a significant effect on our business and operating results from quarter to quarter. The timing of such engagements is difficult to predict, and the timing of revenue recognition from such engagements may affect period to period changes in revenue. Additionally, we may experience fluctuations in foreign currency exchange rates which could affect our operating results. As a result, our operating results could vary materially from quarter to quarter based on such engagements and their ultimate recognition as revenue. We base our operating expense and capital investment budgets on expected sales and revenue trends, and many of our expenses, such as office and equipment leases and personnel costs. These expenses and the impact of long-term commitments are relatively fixed in the short term and are expected to increase over time as we make investments in our business. A shortfall in revenue could lead to operating results being below expectations because we may not be able to quickly reduce these fixed expenses in response to short-term business changes. As a result, comparing our operating results on a period-to-period basis may not be meaningful. Our past results should not be relied on as an indication of our future performance. Non-GAAP financial measures should not be considered in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. In addition, non-GAAP metrics we may disclose, such as Adjusted EBITDA, Adjusted Gross Profit, Adjusted Gross Margin, Non-GAAP net (loss) income attributable to Synchronoss, Non-GAAP net (loss) income per share, Free Cash Flow, Adjusted Free Cash Flow and any corresponding trends in such metrics should not be relied on as an indication that our GAAP results, such as net income (loss), will be similar or will follow the same trends. If our revenue or operating results fall below the expectations of investors or securities analysts or below any guidance we may provide to the market, the price of our common stock could decline substantially. Any of the above factors could have a material adverse impact on our operations and financial results.

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

Global economic, political and market conditions can adversely affect our results of operations, financial condition and business.

Our business is influenced by a range of factors that are beyond our control and that we have no comparative advantage in forecasting. These include but are not limited to general economic and business conditions, the overall demand for cloud-based products and services, general political developments and currency exchange rate fluctuations. Financial instability or a general decline in economic conditions in the U.S. and other countries caused by political instability and conflict and economic challenges caused by general health crises have led to market disruptions, including significant volatility in commodity prices, credit and capital market instability and supply chain interruptions, which have caused record inflation globally, have and may in the future exacerbate negative trends in consumer spending and may negatively impact the businesses of certain of our customers, which may cause a reduction in their use of our solutions or increase the likelihood of defaulting on their payment obligations, and therefore affect our operations. Increased inflation may result in increases in our operating costs (including our labor costs), reduced liquidity and limits on our ability to access credit or otherwise raise capital on acceptable terms, if at all. Existing free trade laws and regulations, such as the United States-Mexico-Canada Agreement, provide certain beneficial duties and tariffs for qualifying imports and exports, subject to compliance with the applicable classification and other requirements. Changes in laws or policies governing the terms of trade, and in particular increased trade restrictions, tariffs or taxes on imports from countries where we manufacture products, such as Canada, China and Mexico, could have a material adverse effect on our business and financial results. For example, in February 2025, the U.S. government imposed or threatened to impose new tariffs on imported products from Mexico, Canada and China. The impact of these tariffs is subject to a number of factors, including the effective date and duration of such tariffs, changes in the amount, scope and nature of the tariffs in the future, any retaliatory responses to such actions that the target countries may take and any mitigating actions that may become available. Despite recent trade negotiations between the U.S. and the Mexican, Canadian and Chinese governments, given the uncertainty regarding the scope and duration of any new tariffs, as well as the potential for additional tariffs or trade barriers by the U.S., Mexico, Canada, China or other countries, we can provide no assurance that any strategies we implement to mitigate the impact of such tariffs or other trade actions will be successful. In addition, the U.S. Federal Reserve has raised, and may again raise, interest rates in response to concerns about inflation, which, coupled with reduced government spending and volatility in financial markets, may have the effect of further increasing economic uncertainty and heightening these risks. Economic conditions, and uncertainty as to the general direction of the macroeconomic environment, are beyond our control and may make any necessary debt or equity financing more difficult, costly and dilutive. These conditions and uncertainty about future economic conditions may make it challenging for us to forecast our operating results, make business decisions and identify the risks that may affect our business, financial conditions and results of operations and may result in a more competitive environment, resulting in possible pricing pressures. While we believe we have adequate capital resources to meet current working capital and capital expenditure requirements, an economic downturn or significant increase in our expenses could require additional financing on less than attractive rates or on terms that are excessively dilutive to existing stockholders. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our stock price and could require us to delay or abandon clinical development plans. Our business could be affected by acts of war or other military actions, terrorism, natural disasters and the widespread outbreak of infectious diseases. Current world tensions could escalate, and this could have unpredictable consequences on the world economy and on our business.

Continued uncertainty about the associated economic consequences may have a long-term adverse effect on the economy, our sellers, customers, suppliers, and our business. For example, we are currently subletting some of our office space. Our work from home practices have caused us to need less office space than we are contractually committed to leasing and an economic downturn may prevent us from finding subtenants for such unused office space, causing us to pay for unused office space. Similarly, an economic downturn or changes to the market could affect our subtenants and may cause them to default on their subleases, resulting in the Company being responsible for lease payments for the subleased spaces. Rising tensions in the geopolitical climate, including effects of the ongoing conflict between Russia and Ukraine, and the conflict between Israel and Hamas and other militant groups in the Middle East and the possibility of a wider regional or global conflict, and global sanctions imposed in response thereto, have created significant uncertainty in the global economy. These or any further political or governmental developments or health concerns in countries could result in social, economic and labor instability. If, as a result of such events, we experience a reduction in demand for our products, platforms or services, or the supply of products or components to our customers, our business, results of operations and financial condition may be materially and adversely affected.

We traditionally have had substantial customer concentration, with a limited number of customers accounting for a substantial portion of our revenues.

The Company’s top five customers accounted for 97.6%, 96.6% and 94.6% of net revenues for the years ended December 31, 2024, 2023 and 2022, respectively. Contracts with these customers typically run for three to five years. Of these customers, Verizon accounted for more than 10% of the Company’s revenues in 2024, 2023, and 2022; and AT&T accounted for more than 10% of the Company’s revenues in 2024 and 2023. We expect this trend to continue in 2025, and in fact the Company and AT&T recently signed an extension of the AT&T Personal Cloud agreement extending the term to December 31, 2027. There are inherent risks whenever a large percentage of total revenues are concentrated with a limited number of customers. It is not possible for us to predict the future level of demand for our products and services that will be generated by these customers or the future demand for the products and services of these customers in the end-user marketplace. In addition, revenues from these larger customers may fluctuate from time to time based on the commencement and completion of projects, the timing of which may be affected by market conditions or other factors, some of which may be outside of our control. Further, some of our contracts with these larger customers permit them to terminate our services at any time (subject to notice and certain other provisions). If any of our major customers experience declining or delayed sales due to market, economic or competitive conditions, we could be pressured to reduce the prices we charge for our services or we could lose the customer. Any such development could have an adverse effect on our margins and financial position and would negatively affect our revenues and results of operations and/or trading price of our common stock.

We may be able to incur substantially more debt, which could have important consequences to investors.

We may be able to incur substantial additional indebtedness in the future, subject to covenants contained in the Credit Agreement (defined below). The terms of the indenture governing the Senior Notes does not prohibit us from doing so. If we incur any additional indebtedness that ranks equally with the Senior Notes, the holders of that debt will be entitled to share ratably with holders of the Senior Notes in any proceeds distributed in connection with any insolvency, liquidation, reorganization or dissolution. This may have the effect of reducing the amount of proceeds paid to investors.

Our level of indebtedness could have important consequences to investors, because:

•it could affect our ability to satisfy our financial obligations, including those relating to the Senior Notes and Term Loan;
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

We may not generate sufficient cash to enable us to service our debt.

Our operations may not generate sufficient cash to enable us to service our debt. The maturity date of our Senior Notes is June 30, 2026, and if we fail to refinance, redeem or repay in full our Senior Notes prior to March 31, 2026, then the maturity date of our Term Loan will be March 31, 2026. If we fail to make a payment on the Senior Notes, we could be in default on the Senior Notes, and this default could cause us to be in default on the Term Loan or other indebtedness, to the extent outstanding. If we fail to generate sufficient cash flows to redeem or repay in full our Senior Notes prior to March 31, 2026, we may have to raise additional funds to pay such amounts on a timely basis. We cannot guarantee that any refinancing of the Senior Notes will be possible on a timely basis, on terms we find acceptable, or at all. Additionally, a default under any other indebtedness, if not waived, could result in acceleration of the debt outstanding under the related agreement and entitle the holders thereof to bring suit for the enforcement thereof or exercise other remedies provided thereunder. In addition, such default or acceleration may result in an event of default and acceleration of other indebtedness of the Company, entitling the holders thereof to bring suit for the enforcement thereof or exercise other remedies provided thereunder. If a judgment is obtained by any such holders, such holders could seek to collect on such judgment from the assets of the Company. If that should occur, we may not be able to pay all such debt or to borrow sufficient funds to refinance it. Even if new financing were then available, it may not be on terms that are acceptable to us.

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

We believe that our success depends in part on the continued contributions of our senior management and other key personnel to generate business and execute programs successfully. In addition, the relationships and reputation that these individuals have established and maintain with our customers and within the industries in which we operate contribute to our ability to maintain good relations with our customers and others within those industries. The loss of any members of senior management or other key personnel could materially impair our ability to identify and secure new contracts and otherwise effectively manage our business. In order to attract and retain executives and other key employees in a competitive marketplace, we must provide a competitive compensation package, including cash- and equity-based compensation. We have a limited availability of authorized and unissued common stock, which may make it more difficult to provide equity-based compensation without approval of the stockholders of an amendment to our Certificate of Incorporate to increase the number of shares of common stock that we are authorized to issue. If we do not obtain the stockholder approval needed to continue granting equity compensation in a competitive manner, our ability to attract, retain, and motivate executives and key employees could be weakened. Further, in the technology industry, there is substantial and continuous competition for highly skilled business, product development, technical and other personnel. We may be unable to attract or retain qualified personnel because their salaries and other compensation may increase to levels that we are unwilling or unable to provide. Competition for qualified personnel at times can be intense and as a result we may not be successful in attracting and retaining the personnel we require, which could have a material adverse effect on our ability to meet our commitments and new product delivery objectives. If we are unable to maintain or expand our direct sales capabilities, we may not be able to generate anticipated revenues. In addition, if we are unable to maintain or expand our product development capabilities, we may not be able to meet our product development goals. Further, we rely on the expertise and experience of our senior management team. Although we have employment agreements with our executive officers, none of them or any of our other management personnel is obligated to remain employed by us. The loss of services of any key management personnel could lower productive output, interrupt our strategic vision and make it more difficult to pursue our business goals successfully.

Our performance and growth depend on our ability to generate customer referrals and to develop referenceable customer relationships that will enhance our sales and marketing efforts. A failure to accomplish these objectives could materially harm our business.

In our business, we depend on end users of our solutions to generate customer referrals for our services. We also depend on members of the communications industry, financial institutions, legal service providers and other third parties who use our services to recommend them to a larger customer base than we can reach through our direct sales and internal marketing efforts. These referrals are an important source of new customers for our services and generally are made without expectation of compensation. We intend to continue to focus our marketing efforts on these referral partners in order to expand our reach and improve the efficiency of our sales efforts. We also recognize that having respected, well known, market-leading customers who have committed to deploy our solutions within their organizations will support our marketing and sales efforts, as these customers can act as references for us and our product offerings. Our ability to establish and maintain these customer relationships is important to our future profitability. The willingness of these types of customers to provide referrals or serve as anchor or reference customers depends on a number of factors, including the performance, ease of use, reliability, reputation and cost-effectiveness of our services as compared to those offered by our competitors, as well as the internal policies of these customers. We may not be able to cultivate or maintain the relationships with customers that are necessary to develop those customer relationships into referenceable accounts.

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

There is also a danger of industrial espionage, cyber-attacks, misuse or theft of information or assets (including source code), or damage to assets by people who have gained unauthorized access to our facilities, systems or information, which could lead to the disclosure of portions of our source code or other confidential information, improper usage and distribution of our solutions without compensation, illegal or inappropriate usage of our systems and solutions, jeopardizing of the security of information stored in and transmitted through our computer systems, manipulation and destruction of data, defects in our software and downtime issues. The risk of security incidents is increasing as we experience an increase in electronic payments, e-commerce, and other online activity. Additionally, due to political uncertainty and military actions associated with the ongoing conflict between Russia and Ukraine and the conflict between Israel and Hamas and other militant groups in the Middle East, we and our service providers are vulnerable to heightened risks of security incidents and security and privacy breaches from or affiliated with nation-state actors, including attacks that could materially disrupt our systems, operations, supply chain, products, and services. While we do not currently have operations in areas experiencing rising political conflict and uncertainty, there is an increased likelihood that escalation of tensions could result in cyber-attacks or cybersecurity incidents that could either directly or indirectly impact our operations. As such, the risk of cybersecurity incidents is increasing, and we cannot provide assurances that our preventative efforts will be successful. Although we actively employ measures to combat unlicensed copying, access and use of our facilities, systems, software and intellectual property through a variety of techniques, preventing unauthorized use or infringement of our rights is inherently difficult. The occurrence of an event of this nature could adversely affect our financial results or could result in significant claims against us for damages. Further, participating in either a lawsuit to protect against unauthorized access to, usage of or disclosure of any of our solutions or any portion of our source code or the prosecution of an individual in connection with a cybersecurity breach could be costly and time-consuming and could divert management’s attention and adversely affect the market’s perception of us and our solutions. A number of core processes, such as software development, sales and marketing, customer service and financial transactions, rely on our IT, infrastructure and applications. Defects or malfunctions in our IT infrastructure and applications could cause our service offerings not to perform as our customers expect, which could harm our reputation and business. In addition, malicious software, sabotage and other cybersecurity breaches of the types described above could cause an outage of our infrastructure, which could lead to a substantial denial of service and ultimately downtimes, recovery costs and customer claims, any of which could have a significant negative impact on our business, financial position, profitability and cash flows. Additionally, the development and implementation of AI technologies may further increase our exposure to or exacerbate the risks of cyber-attacks or other security incidents, particularly where such technologies are exploited by third parties to breach our or other parties’ systems, including when such technologies are used to target our employees or impersonate members of senior management in order to gain unauthorized access to our systems.

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

Our success depends on our ability to provide reliable services to our customers and process a high volume of transactions in a timely and effective manner. Although we operate disaster recovery solutions and maintain backup systems, our network operations are susceptible to damage or interruption from human error, fire, flood, power loss, telecommunications failure, terrorist attacks, war or other military conflict, including escalation of ongoing political conflicts and similar events. A catastrophic event that results in the destruction or disruption of any of our data centers or our critical business or information technology systems could severely affect our ability to conduct normal business operations and, as a result, our business, operating results and financial condition could be adversely affected. In the past we have, and in the future we may experience failures or interruptions of our systems and services, or other problems in connection with our operations, as a result of, among other things:

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

Any of the above results would likely have a material adverse impact on our business, revenue, results of operations, financial condition and reputation. In addition, we have service level agreements with many of our customers under which we guarantee specified levels of service availability. These arrangements involve the risk that we may not have adequately estimated the level of service we will in fact be able to provide. The importance of high-quality customer support will increase as we expand our business and pursue new enterprise customers. In the past we have failed to meet certain service level obligations under these agreements, and in the future, if we fail to meet our service level obligations under these agreements, we would be subject to penalties, which could result in higher than expected costs, decreased revenues and decreased operating margins. We could also lose customers.

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

We may seek to acquire companies or technologies, form joint ventures make investments in other companies or technologies or make divestitures. Our acquisitions, divestitures and other strategic transactions may not produce anticipated results, which could disrupt our ongoing business, disrupt our management and employees, dilute our stockholders’ ownership, increase our debt, and adversely affect our business, financial condition or results of operations.

We have made and expect to continue to make acquisitions, divestitures and other strategic transactions to strengthen our business and grow our Company. Such transactions present significant challenges and risks, as the market for acquisitions, divestitures and other strategic transactions is highly competitive, especially in light of industry consolidation, which may affect our ability to complete such transactions. However, we cannot be sure that any such transaction will ultimately enhance our products or strengthen our competitive position. If we are unsuccessful in completing such transactions or if such opportunities for expansion do not arise, our business, financial condition or results of operations could be materially adversely affected.

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
•delays or difficulties consolidating corporate and administrative infrastructures and eliminating duplicative operations, including issues in integrating financial reporting, IT infrastructure, data and content management systems and product platforms, communications and other systems;

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

Moreover, we may face regulatory challenges that impact our ability to conduct due diligence. There can be no assurance that future discoveries will not have a material adverse effect on our ability to realize the cost or revenue synergies or other benefits. The failure of acquisitions, divestitures and other strategic transactions to perform as expected could have a material adverse effect on our business, financial condition or results of operations. With any divestiture, there are risks that future operating results could be unfavorably impacted if targeted objectives, such as cost savings or earn-out payments or other contingent payments associated with the financial performance of the divested business, are not achieved or if other business disruptions occur as a result of the divestiture or activities related to the divestiture. Future acquisitions could also result in potentially dilutive issuances of equity securities, the incurrence of debt (which may reduce our cash available for operations and other uses), an increase in contingent liabilities or an increase in amortization expense related to identifiable assets acquired, each of which could materially harm our business, financial condition and results of operations.

We maintain our cash at financial institutions, often in balances that exceed federally-insured limits. Adverse developments affecting financial institutions, companies in the financial services industry or the financial services industry generally, such as actual events or concerns involving liquidity, defaults or non-performance, could adversely affect our operations and liquidity.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds, have in the past and may in the future lead to market-wide liquidity problems. Our cash in the U.S. is held in accounts at U.S. banking institutions that we believe are of high quality, and some of our cash is held in accounts outside the U.S. Cash held in depository accounts may exceed the $250,000 Federal Deposit Insurance Corporation insurance limits, or similar governmental deposit insurance outside the U.S. If such banking institutions were to fail, we could lose all or a portion of those amounts held in excess of such insurance limits. Heightened concerns regarding the U.S. or international financial systems, including bank failures and bailouts, and their potential broader effects and potential systemic risk on the banking sector generally, may adversely affect our access to capital. Any decline in available funding or access to our cash and liquidity resources could, among other risks, limit our ability to meet our capital needs and fund future growth or fulfill our other obligations, or result in breaches of our financial and/or contractual obligations. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have material adverse impacts on our business, financial condition and results of operations.

Due to the global nature of our operations, political or economic changes or other factors in a specific country or region could harm our operating results and financial condition.

We conduct significant sales and customer support operations in countries around the world. As such, our growth depends in part on our increasing sales into emerging countries. We also depend on, and many of our customers depend on, non-U.S. operations of our contract manufacturers, component suppliers and distribution partners. We continue to assess the sustainability of any improvements in these countries and there can be no assurance that our investments in these countries will be successful. Our future results could be materially adversely affected by a variety of political, economic or other factors relating to our operations inside and outside the United States, including impacts from global central bank monetary policy; issues related to the political relationship between the United States and other countries that can affect the willingness of customers in those countries to purchase products from companies headquartered in the United States; business interruptions resulting from regional or larger scale conflicts or geopolitical actions; the impact of public health epidemics or emergencies, or concerns on our customer’s component suppliers, and the challenging and inconsistent global macroeconomic environment, any or all of which could have a material adverse effect on our operating results and financial condition, including, among others things:

•current or future supply chain interruptions;
•foreign currency exchange rates;
•political or social unrest or instability;
•economic instability or weakness, including inflation, or natural disasters in a specific country or region;
•environmental and trade protection measures and other legal and regulatory requirements, such as tariffs, some of which may affect our ability to import our products, to export our products from, or sell our products in various countries;
•political considerations that affect service provider and government spending patterns;
•health or similar issues and the responses thereto, such as a pandemic or epidemic;
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

Concerns over economic recession, elevated interest rates, inflation, tariffs, supply chain delays and disruptions, priorities of the U.S. presidential administration and related changes in laws, regulations or policies, trade wars, unemployment, or prolonged government shutdown may contribute to increased volatility and diminished expectations for the economy and markets. Additionally, concern over geopolitical issues may also contribute to prolonged market volatility and instability. For example, the conflict between Russia and Ukraine or the conflict between Israel and Hamas and other militant groups in the Middle East could continue to lead to disruption, instability and volatility in global markets and industries. The U.S. government and governments in other jurisdictions have imposed severe economic sanctions and export controls against Russia and Russian interests, have removed Russia from the Society for Worldwide Interbank Financial Telecommunication system, and have threatened additional sanctions and controls. The impact of these measures, as well as potential responses to them by Russia, is unknown.

Fluctuations in foreign currency exchange rates could result in foreign currency transaction losses, which could affect our operating results and the period-over-period comparability of our operating results.

We consider the U.S. dollar to be our functional currency. However, given our international operations we currently have, and expect to have in the future, revenue and expenses and related assets and liabilities denominated in foreign currencies. Foreign currency transaction exposure results primarily from transactions with customers or vendors denominated in currencies other than the functional currency of the entity in which we record the transaction. Even though the intercompany balances themselves may be eliminated during consolidation, the resulting foreign exchange gains or losses are still recognized on the Consolidated income statements as a part of Net income (loss). Furthermore, foreign currency transaction gains and losses related to intercompany loans that have been asserted by management to be of a long-term-investment nature are accounted for as translation adjustments in other comprehensive income on the Consolidated financial statements. Any fluctuation in the exchange rate of these foreign currencies may positively or negatively affect our business and operating results. We face exposure to movements in foreign currency exchange rates due to the fact that we have non-U.S. dollar denominated revenue worldwide. Furthermore, volatile market conditions arising from impacts from the conflict in Ukraine, the conflict between Israel and Hamas and other militant groups in the Middle East, and other macroeconomic conditions may result in significant fluctuations in exchange rates. Weakening of foreign currencies relative to the U.S. dollar adversely affects the U.S. dollar value of our foreign currency denominated revenue and positively affects the U.S. dollar value of our foreign currency denominated expenses. If foreign currencies were to weaken or strengthen relative to the U.S. dollar, we might elect to raise or lower our international pricing, which could potentially impact demand for our services. Alternatively, we might opt not to adjust our international pricing as a result of fluctuations in foreign currency exchange rates, which could potentially have a positive or negative impact on our results of operations and financial condition. Similarly, our financial performance may be impacted by fluctuations in currency exchange rates when it comes to our non-U.S. dollar denominated expenses. The third-party vendors and suppliers to whom we owe payments for non-U.S. dollar denominated expenses may or may not decide to adjust their pricing to reflect fluctuations in foreign currency exchange rates. If there continues to be volatility in foreign currency exchange rates, we will continue to experience fluctuations in our operating results due to revaluing our assets and liabilities that are not denominated in the functional currency of the entity that recorded the asset or liability, and the translation of our non-U.S. denominated revenue and expenses into U.S. dollars may affect the period-over-period comparability of our operating results. Since it is difficult for us to anticipate the impact of these fluctuations on our future results, in the event our revenue or operating results fall below the expectations of investors or securities analysts, our stock price may be negatively affected.

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

We previously announced our new strategy to focus on our cloud-centric solutions. There can be no guarantee that this strategy will be successful or that we will experience consistent and sustainable profitability in the future as a result of our new strategy.

We decided to pivot our strategy to focus on our cloud-centric solutions moving forward. In connection with this change in strategy, we consummated a divestiture of our Messaging Solutions and Digital Solutions business units, which closed on October 31, 2023. We cannot guarantee that our strategy is the right one or that we will be effective in executing our strategy. Our strategy may not succeed for a number of reasons, including, but not limited to: general economic risks, risks associated with sales not materializing based on a change in circumstances, disruption to sales, increasing competitiveness in the cloud-based software markets, our ability to retain key personnel, the dynamic nature of the markets in which we operate, specific economic risks in different geographies and among different customer segments, changes in foreign currency exchange rates, uncertainty regarding increased business and renewals from existing customers, uncertainties around continued success in sales growth and market share gains, failure to convert sales pipeline into final sales, risks associated with successful implementation of multiple integrated software products and other product functionality risks, execution risks around new product development and introductions and innovation, product defects, unexpected costs, assumption of unknown liabilities and increased costs for any reason, potential litigation and disputes and the potential costs related thereto, distraction and damage to sales and reputation caused thereby, market acceptance of new products and services, the ability to attract and retain personnel, risks associated with management of growth, lengthy sales and implementation cycles, particularly in larger organizations, technological changes that make our products and services less competitive, risks associated with the adoption of, and demand for, our model in general and by specific customer segments, competition and pricing pressure.

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

If we do not continue to maintain and enhance our operational, financial and other internal controls and systems to manage our growth and size, our business, results of operations and financial condition could be adversely affected.

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

We enter into subscription agreements with certain of our customers that are generally three to five years. As a result, maintaining the renewal rate of those subscription agreements is critical to our future success. We cannot provide assurance that any of our customer agreements will be renewed, as our customers have no obligation to renew their subscriptions for our services after the expiration of the initial term of their agreements. The loss of any customers that individually or collectively account for a significant amount of our revenues would have a material adverse effect on our results of operations or financial condition. Additionally, our customer’s consumers may become dissatisfied with their current service provider and may switch to another provider. In the event that there is substantial subscriber migration from our existing customers to service providers with which we do not have relationships, the fees that we receive on a per-subscriber basis, and the related revenue could decline. If our renewal rates are lower than anticipated or decline for any reason, if customers renew on terms less favorable to us, or if there’s a substantial subscriber migration from our customers, our revenue may decrease, and our profitability and gross margin may be harmed, which would have a material adverse effect on our business, results of operations and financial condition.

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

Current and potential competitors have established, and may establish in the future, cooperative relationships among themselves or with third parties to increase their ability to address the needs of our current or prospective customers. In addition, our competitors have acquired, and may continue to acquire in the future, companies that may enhance their market offerings. Accordingly, new competitors or alliances among competitors may emerge and rapidly acquire significant market share. As a result, our competitors may be able to adapt more quickly than us to new or emerging technologies and changes in customer requirements and may be able to devote greater resources to the promotion and sale of their products. These relationships and alliances may also result in transaction pricing pressure, which could result in large reductions in the selling prices of our products and services. Our competitors or our customers’ in-house solutions may also provide services at a lower cost, significantly increasing pricing pressure on us. We may not be able to offset the effects of this potential pricing pressure. Our failure to adapt to changing market conditions, including potential pricing pressure, and to compete successfully with established or new competitors may have a material adverse effect on our results of operations and financial condition. In particular, a failure to offset competitive pressures brought about by competitors or in-house solutions developed by our customers could result in a substantial reduction in or the outright termination of our contracts with some of our customers, which would have a significant, negative and material impact on our business, results of operations and financial condition.

Additionally, there has been, and there continues to be, merger, acquisition and consolidation activity among our customers. Mergers, acquisitions or consolidations of companies in the communications industry or other industries that we serve, have reduced and may continue to reduce the number of our customers and potential customers for our solutions, resulting in a smaller market for our services, which could have a material adverse impact on our business and results of operations. In addition, it is possible that the larger institutions that result from mergers or consolidations could themselves perform some or all of the services that we currently provide or could provide in the future. Should one or more of our significant customers acquire, consolidate or enter into an alliance with an entity or decide to either use a different service provider or to manage its transactions internally, this could have a negative material impact on our business. Any such consolidations, alliances or decisions to manage transactions internally may cause us to lose customers or require us to reduce prices as a result of enhanced customer leverage, which would have a material adverse effect on our business. We may not be able to offset the effects of any price reductions. We may not be able to expand our customer base to make up any revenue declines if we lose customers or if our transaction volumes decline.

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

Our growth strategy includes the growth of our operations in foreign jurisdictions. International operations are subject to numerous additional risks, including economic and political risks in foreign jurisdictions in which we operate or seek to operate, potential additional costs due to localization and other geographic specific costs, difficulty in enforcing contracts and collecting receivables through some foreign legal and financial systems, unexpected changes in legal and regulatory requirements, differing technology standards and pace of adoption, fluctuations in currency exchange rates, varying regional and geopolitical business conditions and demands. The difficulties associated with managing a large organization spread throughout various countries and potential tax issues, including restrictions on repatriating earnings and multiple changing and complex tax laws and regulations, and the differences in foreign laws and regulations, including foreign tax, data privacy requirements, tariffs, anti-competition, intellectual property, labor, trade and other laws. Additionally, compliance with international and U.S. laws and regulations that apply to our international operations may increase our cost of doing business in foreign jurisdictions. Violation of these laws and regulations could result in fines, criminal sanctions against us, our officers or our employees, or prohibitions on the conduct of our business. Sanctions imposed by the United States and other countries with respect to countries involved in conflict may impact our ability to offer services in the region, and additional sanctions or retaliatory measures could be imposed in the future. Further instability or tension in the geopolitical climate could also cause us to adjust our operating model, which would increase our costs of operations. As we continue to expand our business globally, our success will depend, in large part, on our ability to anticipate and effectively manage these and other risks associated with our international operations. However, any of these factors could adversely affect our international operations and, consequently, our operating results.

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

We are, or may become subject to various federal, state, local and foreign laws, related regulations, and industry standards regarding privacy and the collection, processing, storage, sharing, disclosure, use or protection of personal information and other data. The scope of these laws has and continues to change, they are subject to differing interpretations from one jurisdiction to another, and they can be costly to comply with and may be inconsistent between countries and jurisdictions or conflict with other rules or our practices. Data privacy legislation, enforcement and policy activity are rapidly expanding around the world and creating a complex data privacy compliance environment that poses greater compliance risks and costs, as well as the potential for high profile negative publicity in the event of any data breach. As a result, our practices may not have complied in the past or may not comply now or in the future with all such laws, regulations, requirements or obligations. If we fail to comply or are deemed to have failed to comply with applicable laws, regulations, requirements or obligations such failure could result in government enforcement actions and create liability for us, which could include substantial civil and/or criminal penalties, as well as private litigation and/or adverse publicity that could negatively affect our operating results and business.

In the United States, our collection, processing, storage, disclosure and use of personal information is subject to a variety of laws and regulations, including federal and state data privacy laws, data breach notification laws, and consumer protection laws. Many state legislatures have adopted or have proposed adopting legislation that regulates how businesses operate online, including measures relating to privacy, data security, data breaches and the handling of personal information, reflecting a trend toward more stringent privacy legislation in the United States. Additionally, the U.S. federal government is contemplating privacy legislation. These laws and regulations have and in the future may impose additional obligations such as additional rights processes, new contractual requirements, opt outs for certain uses and disclosures of sensitive personal information and opt outs from sharing personal information for targeted advertising that could require us to modify our data collection or processing practices and policies and to incur substantial costs and expenses in an effort to comply and increase our potential exposure to regulatory enforcement and/or litigation.

A growing number of global jurisdictions are considering or have passed legislation implementing data protection requirements or requiring local storage and processing of data or similar requirements that could increase the cost and complexity of delivering our offerings, such as the European Union General Data Protection Regulations (Regulation (EU) 2016/679) (the EU GDPR) and to the United Kingdom General Data Protection Regulation and Data Protection Act 2018 (the UK GDPR) (the EU GDPR and UK GDPR referred to collectively as the GDPR) and applicable provincial and state laws and regulations, including of other applicable jurisdictions. The GDPR and similar legislation impose comprehensive compliance obligations regarding our processing of personal information, including a principle of accountability and the obligation to demonstrate compliance through policies, procedures, training, and audits, and regulate cross-border transfers of personal information unless specific conditions are met, such as a determination that a jurisdiction provides an "adequate" level of data protection or the existence of other "appropriate safeguards" that provide some assurances as to the treatment and protection of such data. As the enforcement landscape of these laws and regulations continues to develop, supervisory authorities issue further guidance on international data transfers, and governments work to reach agreements on additional transfer mechanisms, we may experience additional costs, complaints and/or regulatory investigations or fines; if we are no longer able to rely on a particular transfer mechanism or are otherwise unable to transfer personal information across borders, we may not be able to operate in certain jurisdictions; we may have to stop using certain tools and vendors and make other operational changes; we have had to and will have to implement revised standard contractual clauses for existing customer and vendor arrangements within required time frames; and/or it could otherwise affect the manner in which we provide our services, and could adversely affect our business operations and financial condition, including by reducing the demand for our services and limiting our opportunities for international growth. Failure to comply with such laws and regulations could result in penalties under each of these regimes independently in the respect of the same violation. In addition to fines, a violation of such regulations may result in regulatory investigations, reputational damage, orders to cease/change our data processing activities, enforcement notices, assessment notices (for compulsory audits) and/or civil claims (including class action lawsuits).

We are also subject to evolving privacy laws on cookies, tracking technologies and e-marketing. If regulators continue their trend of increasing enforcement of the strict approach to opt-in consent for all but essential use cases and given the complex and evolving nature of EU and UK privacy laws, this may lead to substantial costs, require significant systems changes, limit the effectiveness of our marketing activities, require that we divert the attention of our technology personnel, adversely affect our margins, subject us to additional liabilities and there can be no assurances that we will be successful in our compliance efforts.

Compromises to our privacy safeguards or disclosure of confidential information could impact our reputation.

Names, addresses, telephone numbers, credit card data and other personal identification information are collected, processed and stored in our systems. Our treatment of this kind of information is subject to contractual restrictions and federal, state and foreign data privacy laws and regulations. Some jurisdictions have enacted laws requiring companies to notify individuals and government regulators of security breaches involving certain types of personal information and our agreements with certain third parties and partners similarly require us to notify them in the event of certain security incidents. Additionally, some jurisdictions, as well as our contracts with certain merchants, require us to use industry-standard or reasonable measures to safeguard personal information or confidential information.

Advances in technology, the expertise of criminals, new discoveries in the field of cryptography, acts or omissions by our employees, contractors or service providers or other events or developments could result in a compromise or breach in the security of confidential or sensitive information. Our security measures and those of our service providers may be breached or compromised by individuals or groups of hackers, including sophisticated organizations and nation states, or compromised by personnel error or malfeasance. Techniques used to compromise or sabotage systems change frequently and generally are not recognized until launched against a target. As a result, we may be unable to anticipate these techniques or to implement adequate preventative measures. We and our service providers, therefore, may not be able to prevent third parties, including criminals, competitors or others, from breaking into or altering our systems, conducting denial-of-service attacks, attempting to gain access to our systems, information or monetary funds through phishing or social engineering campaigns, installing viruses or malicious software on our website or devices used by our employees or contractors, or carrying out other activity intended to disrupt our systems or gain access to confidential or sensitive information in our or our service providers’ systems. Furthermore, such third parties may further engage in various other illegal activities using such information, including credit card fraud, which may cause additional harm to us, our users and our brand. Third parties may attempt to fraudulently induce our or our service providers’ employees to misdirect funds or to disclose information in order to gain access to personal information we maintain about our users or website users.

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

We devote financial and personnel resources to implement and maintain security measures. While we have security measures in place that are designed to protect against these risks, our security measures may be compromised as a result of intentional misconduct, including by computer hackers, employees, contractors or service providers, as well as software bugs, human error, technical malfunctions or other malfeasance. We may need to devote significant resources to protect against security breaches or to address problems caused by breaches, diverting resources from the growth and expansion of our business.

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

We use artificial intelligence in our products and services which may result in operational challenges, legal liability, reputational harm, competitive risks and regulatory concerns that could adversely affect our business and results of operations.

We incorporate AI, including generative AI, into our products. These technologies are complex and rapidly evolving and building them requires significant investment in infrastructure and personnel with no assurance that we will realize the desired or anticipated benefits. Our competitors may more successfully incorporate AI into their products and achieve higher market acceptance of their AI solutions, which could impair our ability to compete effectively and adversely affect our results of operations may also encounter new risks, challenges, and unintended consequences as a result of our use of AI. For example, the issue of intellectual property ownership and license rights surrounding AI technologies has not been fully addressed by U.S. courts or federal or state laws and regulations, and the incorporation of AI technologies into our products and services could expose us to intellectual property claims or mandatory compliance with open source software or other license terms. Our use of AI may also lead to novel cybersecurity or privacy risks which may adversely affect our operations and reputation. The European Union’s Artificial Intelligence Act, which would apply beyond the European Union's borders, came into force in August 2024, and various other governments have proposed or adopted policy and regulatory responses to oversee the use of AI. Compliance with regulations as well as social and ethical standards relating to AI may require significant research and development costs as well as management and employee attention. Any actual or perceived failure to comply with these laws, regulations or ethical standards could include severe penalties, reputational harm, and slow adoption of AI in our products and services. In addition, our business may be disrupted if any of the third-party AI services we use become unavailable due to extended outages or commercially unreasonable terms of service.

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

We are subject to income taxes as well as non-income-based taxes, in both the U.S. and various foreign jurisdictions. Many judgments are required in determining our worldwide provision for income taxes and other tax liabilities, and we are under audit by various tax authorities, which often do not agree with positions taken by us on our income and non-income-based tax returns. We currently have significant income tax refunds that are receivable from the U.S. government based in part on provisions in the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). Any changes in, or interpretations of, tax rules and regulations or legislative changes to the CARES Act or significant delays in receiving our tax refund could adversely impact our financial position and results. Although we believe that our estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in our consolidated financial statements and may materially affect our financial results in the period or periods for which such determination is made. Unanticipated changes in our tax rates could affect our future results of operations. Our future effective tax rates could be unfavorably affected by changes in tax laws or the interpretation of tax laws or by changes in the valuation of our deferred tax assets and liabilities. In August 2022, the Inflation Reduction Act of 2022 (the “IRA”) was signed into law. This law, among other things, provides for a corporate alternative minimum tax on adjusted financial statement income (effective for us beginning in fiscal 2024), and an excise tax on corporate stock repurchases (effective for our share repurchases after December 31, 2022), and we are continuing to evaluate the impact it may have on our financial position and results of operations. There are several proposed changes to U.S. and non-U.S. tax legislation and the ultimate enactment of any of them could have a negative impact on our effective tax rate. It is possible that future requirements, including the proposed implementation of International Financial Reporting Standards (IFRS) could change our current application of U.S. GAAP, resulting in a material adverse impact on our financial position or results of operations. In addition, we are subject to the continued examination of our income tax returns by the Internal Revenue Service (IRS), and other tax authorities. These examinations may challenge certain of our tax positions, such as the timing and amount of deductions and allocations of taxable income to various jurisdictions. We regularly assess the likelihood of outcomes resulting from these examinations, if any, to determine the adequacy of our provision for income taxes. We believe our estimates to be reasonable, but there can be no assurance that the final determination of any of these examinations will not have an adverse effect on our operating results and financial position.

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

Risks Related to our Term Loan, Senior Notes and our Common Stock

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

If we fail to refinance, redeem or repay in full our Senior Notes prior to March 31, 2026, then the Maturity Date will be March 31, 2026, and we will be required to pay all amounts outstanding under the Term Loan sooner than they would otherwise be due. We may not have sufficient funds available to pay such amounts at that time, and we may not be able to raise additional funds to pay such amounts on a timely basis, on terms we find acceptable, or at all.

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

Our stock price, like that of other technology companies, continues to fluctuate greatly. Our stock price, and demand for our stock, can be affected by many factors, such as unanticipated changes in management, quarterly increases or decreases in our earnings, speculation in the investment community about our financial condition or results of operations and changes in revenue or earnings estimates, announcement of new services, technological developments, alliances, or acquisitions by us. Additionally, the price of our common stock may continue to fluctuate greatly in the future due to factors that are non-company specific, such as the downturns or expected changes in the United States and/or international economies, acts of terror against the United States or other jurisdictions where we conduct business, war or other military conflict or due to a variety of company specific factors, including quarter to quarter variations in our operating results, shortfalls in revenue, gross margin or financial results or forecasts from levels projected by securities analysts and the other factors discussed in these risk factors. Concerns over economic recession, elevated interest rates and inflation, supply chain delays and disruptions, priorities of the U.S. presidential administration and related changes in laws regulations and policies, trade wars, tariffs, immigration, unemployment, or prolonged government shutdown may contribute to increased volatility and diminished expectations for the economy and markets. Additionally, concern over geopolitical issues may also contribute to prolonged market volatility and instability. The U.S. government and other governments in other jurisdictions have imposed severe economic sanctions and export controls against Russia and Russian interests, have removed Russia from the SWIFT system, and have threatened additional sanctions and controls. The impact of these measures, as well as potential responses to them by Russia, is unknown. In addition, if the market for technology stocks or the stock market in general experiences uneven investor confidence, the market price of our common stock could decline for reasons unrelated to our business, operating results or financial condition. Fluctuation in market price and demand for our common stock may limit or prevent investors from readily selling their shares of common stock and may otherwise negatively affect the liquidity of our common stock. Causes of volatility in the market price of our stock could subject us to securities class action litigation. We were previously, and may in the future be, the subject of lawsuits that could require us to incur substantial costs defending against those lawsuits and divert the time and attention of our management.

We have, and in the future may be, the target of stockholder derivative complaints or other securities related legal actions that could adversely affect our results of operations and our business.

We have, and in the future may be, the target of stockholder derivative complaints or other securities related legal actions. The existence of any litigation may have an adverse effect on our reputation with referral sources and our customers themselves, which could have an adverse effect on our results of operations and financial condition. The outcome and amount of resources needed to respond to, defend or resolve lawsuits is unpredictable and may remain unknown for long periods of time. Our exposure under these matters may also include our indemnification obligations, to the extent we have any, to current and former officers and directors and, in some cases former underwriters, against losses incurred in connection with these matters, including reimbursement of legal fees and other expenses. For instance, on June 7, 2022, the SEC filed a civil action against two former members of our management team (the defendants), alleging misconduct arising out of certain restated transactions that took place in 2015 and 2016 investigated by the SEC. We have incurred significant expenses, including audit, legal, consulting and other professional fees, and lender and noteholder consent fees, in connection with certain financial transactions that we effected in 2015 and 2016 and our disclosure of and accounting for such transactions. We were required to indemnify the defendants in these actions for certain costs and expenses, including reasonable attorney’s fees. As of December 31, 2024, we had paid $8,741,862 to date for costs incurred in these actions. Additionally, as of December 31, 2024, the Company has accrued $266,012 relating to these actions for certain costs and expenses, including reasonable attorney’s fees to be paid in the future. Additional amounts may be subject to claims for indemnification for these actions and any future actions. Although we maintain insurance for claims of this nature, our insurance coverage does not apply in all circumstances and may be denied or insufficient to cover the costs related to the class action and stockholder derivative lawsuits. For instance, our insurance coverage was insufficient to cover our indemnification obligations to the defendants. Large indemnity payments, individually or in the aggregate, could have a material impact on our financial position. In addition, future lawsuits or legal claims involving us may increase our insurance premiums, deductibles or co-insurance requirements or otherwise make it more difficult for us to maintain or obtain adequate insurance coverage on acceptable terms, if at all. Moreover, adverse publicity associated with negative developments in any such legal proceedings could decrease customer demand for our services. As a result, future lawsuits involving us, or our officers or directors, could have a material adverse effect on our business, reputation, financial condition, results of operations, liquidity and the trading price of our common stock.

Other than payment of dividends on our previously outstanding preferred stock, we have never paid dividends on our capital stock and we do not anticipate paying any dividends in the foreseeable future. Consequently, any gains from an investment in our common stock will likely depend on whether the price of our common stock increases.

Other than the payment of dividends, either in-kind or in cash, on our previously outstanding preferred stock, we have not paid dividends on any of our classes of capital stock and we currently intend to retain our future earnings, if any, to fund the development and growth of our business. In addition, the terms of our current credit agreement and any future indebtedness that we may incur could preclude us from paying dividends. As a result, capital appreciation, if any, of our common stock will be a shareholder’s sole source of gain for the foreseeable future. Consequently, in the foreseeable future, a shareholder will likely only experience a gain from an investment in our common stock if the price of our common stock increases.

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

Our Senior Notes are senior to our common stock. In addition, in the future, we may attempt to increase our capital resources by offering debt or preferred equity securities, including medium term notes, senior or subordinated notes and classes of preferred stock. Debt securities or shares of preferred stock will generally be entitled to receive interest payments or distributions, both current and in connection with any liquidation or sale, prior to the holders of our common stock. We are not required to offer any such additional debt or preferred equity securities to existing common stockholders on a preemptive basis, and we may generally issue any such debt or preferred equity securities in the future without obtaining the consent of our common stockholders. As a result, any such future offerings of debt securities or preferred equity securities may adversely affect the market price of the common stock.

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

Elevated market interest rates could result in a decrease in the value of the Senior Notes.

The condition of the financial markets and prevailing interest rates have fluctuated in the past and are likely to fluctuate in the future, which could have an adverse effect on the market prices of the Senior Note. In general, as market interest rates rise, notes bearing interest at a fixed rate decline in value. We cannot predict the future level of market interest rates.

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

A 1% U.S. federal excise tax may be imposed upon us in connection with the redemptions or repurchases of our equity.

In August 2022, the IRA was enacted, which, among other things, imposes a U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded domestic corporations and certain domestic subsidiaries of publicly traded foreign corporations that occur after December 31, 2022. This excise tax is imposed on the repurchasing corporation itself, not its stockholders from which shares are repurchased. Generally, the amount of the excise tax is 1% of the fair market value of the shares repurchased at the time of the repurchase. For the purposes of calculating the excise tax, the repurchasing corporation is permitted to net the fair market value of certain new stock issuances against the fair market value of the stock repurchases that occur in the same taxable year.

We expect that each redemption or repurchase of our equity, such as our Series B Preferred Stock repurchases in November 2023 and June 2024 will be subject to the 1% excise tax. Whether and to what extent we would be subject to the excise tax would depend on a number of factors, including (i) the fair market value of the redemptions and repurchase, (ii) the nature and amount of any equity issuances within the same taxable year and (iii) the regulations and other guidance issued by the U.S. Treasury Department and the IRS. The 1% excise tax may increase our costs and impact our operations. This could have an adverse effect on our margins and financial position and would negatively affect our revenues and results of operations and/or trading price of our common stock. We have accrued for potential exposure related to excise tax for the Series B Preferred Stock repurchases as of December 31, 2024.

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

Moreover, we may face regulatory challenges that impact our ability to conduct due diligence. There can be no assurance that future discoveries will not have a material adverse effect on our ability to realize the cost or revenue synergies or other benefits. The failure of acquisitions, divestitures and other strategic transactions to perform as expected could have a material adverse effect on our business, financial condition or results of operations. With any divestiture, there are risks that future operating results could be unfavorably impacted if targeted objectives, such as cost savings or earn-out payments or other contingent payments associated with the financial performance of the divested business, are not achieved or if other business disruptions occur as a result of the divestiture or activities related to the divestiture.

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

Risk Management and Strategy

We have implemented a systematic approach to managing our cybersecurity risks and have adopted a comprehensive set of cybersecurity policies that include best practices based on recognized industry standards and guidelines. These policies provide guidance on roles and responsibilities of key stakeholders and promote awareness. These policies also cover cyber education and training as well as help us to align with applicable laws and regulations to meet our compliance requirements. The primary responsibility for assessing, monitoring and managing our cybersecurity risks rests with our Chief Information Security Officer (CISO) within our GIS organization, who reports to our Chief Technology Officer. The CISO is also responsible for managing the risk assessment and mitigation process. Our CISO has over 10 years of experience serving in various roles in risk management as well as enterprise and cybersecurity, including serving as the project lead and founder of the Open Worldwide Application Security Project (OWASP) flagship project Security Shepherd, a web and mobile application security training program, and leading IBM’s ethical hacking team. He was also a principal security engineer at Axway prior to joining Synchronoss where he served as product security architect and a director of product security prior to accepting the role as our CISO. Our Chief Technology Officer has over 20 years of experience in the telecommunications industry, including serving as our Chief Architect and Senior Software Engineer, during which he oversaw our GIS program, including the governance, risk and compliance management related thereto. We also engage consultants, and other service providers, to help us implement our cybersecurity policies and procedures. These service providers assist us with monitoring security threats and vulnerabilities as well as responding to identified cybersecurity incidents, including prompt escalation and timely communication of major security incidents to senior business leadership and the Audit Committee.

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

Governance

Our CISO and GIS team meets regularly with our information technology (IT) and cybersecurity service providers and internal teams, such as the Risk Advisory Board (RAB), about our Company’s ongoing compliance and risk management. GIS also drives business continuity and crisis management by coordinating and communicating with all levels of the organization and seeks to ensure that trends and emerging issues that could impact the business are considered and communicated as appropriate. Pursuant to our current policies the GIS team also provides, at the minimum, annual briefings to our Board of Directors and periodic briefings to the Audit Committee regarding our cybersecurity risks and activities, including any recent cybersecurity incidents and related responses, cybersecurity systems testing, and activities of third parties, among other relevant topics. The RAB convenes periodically or as needed to review the cybersecurity risks in the business. The RAB consists of individuals from GIS as well as the Chief Technology Officer.

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

ITEM 2. PROPERTIES

We lease approximately 120,000 square feet of office space for our corporate headquarters in Bridgewater, New Jersey. We have other leases in certain countries including India, Ireland, and in various states in the United States including Pennsylvania. The lease terms for our locations expire in the years between 2025 and 2028. We believe that the facilities we now lease are sufficient to meet our needs through at least the next twelve months.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

As of December 31, 2024, our common stock was traded and listed on The Nasdaq Global Select Market under the symbol “SNCR.”
As of December 31, 2024, there were approximately 34 named holders of record of our common stock as according to our transfer agent. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by banks, brokers and other nominees. On December 31, 2024, the last reported sale price of our common stock as reported on The Nasdaq Global Select Market was $9.60 per share.

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

Repurchase of Series B Preferred

On June 28, 2024 the Company repurchased all outstanding shares of the Series B Preferred stock, as discussed in Note 13. Debt of the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K. On July 1, 2024 the Company filed a Certificate of Elimination to the Series B Certificate with the Secretary of State of the State of Delaware. As a result of the Series B Repurchase, no shares of the Series B Preferred remain outstanding and none are authorized for issuance as of December 31, 2024, and the authorized shares of Series B Preferred Stock were returned to the status of authorized but unissued shares of preferred stock of the Company, without designation as to series pursuant to the Certificate of Designations.

Stock Performance Graph

The graph set forth below compares the cumulative total stockholder return on our common stock between December 31, 2019 and December 31, 2024, with the cumulative total return of (i) the Nasdaq Computer Index and (ii) the Nasdaq Composite Index, over the same period. This graph assumes the investment of $100 on December 31, 2019 in our common stock, the Nasdaq Computer Index and the Nasdaq Composite Index, and assumes the reinvestment of dividends, if any. The graph assumes the initial value of our common stock on December 31, 2019 was the closing sales price of $42.75 per share.

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

DOLLARS
320
300
280
260
240
220
200
180
160
140
120
100
80
60
40
20
0
December 31, 2019
December 31, 2020
December 31, 2021
December 31, 2022
December 31, 2023
December 31, 2024
Synchronoss Technologies, Inc.
Nasdaq Composite Index
Nasdaq Computer Index

	December 31, 2019	December 31, 2020	December 31, 2021	December 31, 2022	December 31, 2023	December 31, 2024
Synchronoss Technologies, Inc.	$100	$99	$51	$13	$15	$22
Nasdaq Composite Index	$100	$144	$174	$117	$167	$215
Nasdaq Computer Index	$100	$150	$207	$133	$221	$301

ITEM 6. [Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. The MD&A should be read in conjunction with the Financial Statements and Notes to the Consolidated Financial Statements. This section of this Form 10-K generally discusses 2024 and 2023 items and year-to-year comparisons between 2024 and 2023. Discussions of 2023 items and year-to-year comparisons between 2023 and 2022 are not included in this Form 10-K, and can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Revenues

We generate most of our revenues on a subscription basis, which is derived from customer contracts with terms ranging from three to five years.

The future success of our business depends on the continued growth of B2B and Business-to-Business-to-Consumer driving customer transactions, and continued expansion of our platforms into the telecom (“TMT”) market globally through cloud markets. As such, the volume of subscribers and our ability to expand our footprint in TMT and globally may result in revenue fluctuations on a quarterly basis.

Most of our revenues are recorded in U.S. dollars, but as we continue to expand our footprint with international carriers, we are subject to currency translation that could affect our future net sales as reported in U.S. dollars.

The Company’s top five customers accounted for 97.6%, 96.6% and 94.6% of net revenues for the years ended December 31, 2024, 2023 and 2022, respectively. Contracts with these customers typically run for three to five years. Of these customers, Verizon accounted for more than 10% of the Company’s revenues in 2024, 2023, and 2022; and AT&T accounted for more than 10% of the Company’s revenues in 2024 and 2023. The loss of Verizon or AT&T as a customer would have a material negative impact on our company. However, we believe the costs incurred by and subscriber disruption for Verizon or AT&T to replace Synchronoss’ solutions would be substantial.

Key Developments

Discontinued Operations

On October 31, 2023, Synchronoss Technologies, Inc. entered into an Asset Purchase Agreement with Lumine Group Software Solutions (Ireland) Limited, pursuant to which the Company sold its Messaging and NetworkX businesses. This transaction represented a strategic shift designed to maximize shareholder value and allowed the Company to solely focus on providing cloud-centric solutions. In connection with the sale transaction, the Company determined its Messaging and NetworkX Businesses qualified for discontinued operations accounting treatment in accordance with ASC 205-20. Accordingly, the operating results of, and costs to separate the Messaging and NetworkX businesses are reported in Net loss from discontinued operations, net of taxes on the Consolidated Statements of Operations for all periods presented. The Notes to the Consolidated Financial Statements have been adjusted on a retrospective basis. For additional information, see Note 4. Divestitures and Discontinued Operations of the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

Current Trends Affecting Our Results of Operations

Business from our Synchronoss Personal Cloud™ solution has been driven by the growth in mobile devices globally that are becoming content rich. As these devices replace other traditional devices like PCs, the ability to securely back up content from mobile devices, sync it with other devices and share it with family, friends and business associates has become an essential need and subscriber expectation. Such devices include smartphones, connected cars, personal health and wellness devices, and connected home devices. The need for the content from these devices to be stored in a common cloud is also expected to drive our business in the longer term.

Discussion of the Consolidated Statements of Operations

The following table presents an overview of our results of operations for the years ended December 31, 2024 and 2023 (in thousands).

	Year Ended December 31,		Change
	2024	2023	2024 vs 2023
Net revenues	$173,594	$164,196	$9,398
Cost of revenues[1]	39,041	42,218	(3,177)
Research and development	42,819	46,565	(3,746)
Selling, general and administrative	51,688	65,216	(13,528)
Restructuring charges	1,273	4,013	(2,740)
Depreciation and amortization	17,091	16,830	261
Total costs and expenses	151,912	174,842	(22,930)
Income (loss) from operations	21,682	(10,646)	32,328
Interest income	810	426	384
Interest expense	(18,003)	(13,963)	(4,040)
Other income (expense), net	9,278	(5,128)	14,406
Income (loss) from continuing operations, before taxes	13,767	(29,311)	43,078
Provision for income taxes	(7,613)	(4,743)	(2,870)
Net income (loss) from continuing operations	$6,154	$(34,054)	$40,208
________________________________
1    Cost of revenues excludes depreciation and amortization, which are shown separately.

Net revenues increased $9.4 million to $173.6 million for the year ended December 31, 2024, compared to the same period in 2023. The overall increase in revenue was primarily due to continued cloud subscriber growth, which was partially offset by $3.5 million higher professional services revenue in the prior year associated with our top customers and the implementation and launch of SoftBank.

Cost of revenues decreased $3.2 million to $39.0 million for the year ended December 31, 2024, compared to the same period in 2023. The 2024 decrease was primarily attributable to lower hosting and telecom expense in the current period and reduced baseline employee costs due to restructuring measures taken in the fourth quarter of 2023. This was partially offset by a higher bonus and performance-based compensation expense in the current period due to full-year metric attainment compared to the prior period performance.

Research and development expense decreased $3.7 million to $42.8 million for the year ended December 31, 2024, compared to the same period in 2023. The decrease was primarily attributable to reduced third party contractor expense and lower baseline employee costs due to restructuring measures taken in the fourth quarter of 2023, which was partially offset by a higher bonus and performance-based compensation expense in the current period due to full-year metric attainment compared to the prior period performance.

Selling, general and administrative expense decreased $13.5 million to $51.7 million for the year ended December 31, 2024, compared to the same period in 2023. The decrease was primarily attributable to reduced baseline employee costs due to restructuring measures taken in the fourth quarter of 2023, a $5.8 million decrease in professional fees in the current year, a $1.5 million reserve related to iQmetrix in 2023, and $4.8 million note receivable impairment recorded in the third quarter of 2023. This was partially offset by higher bonus and performance-based compensation expenses in the current period due to full-year metric attainment compared to the prior period performance.

Restructuring charges decreased $2.7 million to $1.3 million for the year ended December 31, 2024, compared to the same period in 2023. The restructuring charges primarily related to employment termination costs as a result of the work-force reductions initiated to reduce operating costs and align our resources with our key strategic priorities.

Depreciation and amortization expense increased $0.3 million to $17.1 million for the year ended December 31, 2024, compared to the same period in 2023. The increase was primarily attributable to increased amortization of capitalized software due to more amortizable assets placed in service in the current period as we continue to invest in our cloud technology.

Interest income increased $0.4 million to $0.8 million for the year ended December 31, 2024, compared to the same period in 2023. Interest income increased as a result of higher interest rates on India's Unitized Time Deposits (UTDs) and an extended holding period in the current year.

Interest expense increased $4.0 million to $18.0 million for the year ended December 31, 2024, compared to the same period in 2023. The increase is mainly due to $4.1 million interest expense related to the new Term Loan the Company obtained at the end of the second quarter of 2024, which was used to retire the Series B Preferred stock, improving the Company’s overall capital structure.

Other income (expense), net increased $14.4 million to income of $9.3 million for the year ended December 31, 2024 from expense of $5.1 million in 2023. The 2024 increase is primarily due to the impact of foreign exchange gains on intercompany payables and receivables.

Income tax. The Company recognized approximately $7.6 million and $4.7 million in related income tax expense during the years ended December 31, 2024 and 2023, respectively. The effective tax rate was approximately 55.3% for the year ended December 31, 2024, which was higher than the U.S. federal statutory rate primarily due to the impact of Global Intangible Low-Taxed Income, an increase in the deferred tax liability associated with changes in management’s indefinite reinvestment assertion under APB 23 in one foreign jurisdiction, changes to tax attributes associated with the open IRS audit, amended returns, and legal entity liquidations, and the tax impact of equity compensation shortfalls and cancellations and current period financing transactions. This increase was partially offset by changes in the valuation allowance for loss jurisdictions where full valuation allowances have been recorded, foreign rate differential and GAAP to statutory adjustments. The Company’s effective tax rate was approximately (16.2)% for the year ended December 31, 2023, which was lower than the U.S. federal statutory rate primarily due to the impact of Global Intangible Low-Taxed Income, attributable to income in foreign jurisdictions and the impact of the U.S. capitalization of research expenses, and the impact of recognizing a deferred tax liability associated with changes in management’s indefinite reinvestment assertion under APB 23 for one foreign jurisdiction. This decrease was partially offset by loss jurisdictions where full valuation allowances have been recorded, foreign rate differential and GAAP to statutory adjustments.

Liquidity and Capital Resources

Our principal sources of liquidity have been cash provided by operations. At December 31, 2024 the Company had an aggregate of $33.4 million cash and cash equivalents and generated operating cash flows of $28.3 million for the year ended December 31, 2024. At December 31, 2024, our non-U.S. subsidiaries held approximately $18.3 million of cash and cash equivalents that are available for use by our operations around the world. The Company believes it has sufficient cash and cash equivalents and will generate sufficient liquidity from operations to meet its obligations for at least the next 12 months.

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

We believe that our cash, cash equivalents, financing sources, and our ability to manage working capital and expected positive cash flows generated from operations in combination with continued expense reductions will be sufficient to fund our operations for the next twelve months from the date of filing of this Annual Report on Form 10-K. However, as the current geopolitical tensions unfold, we will continue to assess any impact on our operations and our liquidity needs. Our liquidity plans are subject to a number of risks and uncertainties, including those described in the "Forward-Looking Statements" section of this MD&A and Part I, Item 1A. “Risk Factors,” some of which are outside of our control.

As further described below and in Note 13. Debt, the maturity date of our Senior Notes is June 30, 2026. Under the provisions of the Term Loan, if we are unable to refinance, redeem or repay in full our Senior Notes prior to March 31, 2026, the maturity date of our Term Loan accelerates to March 31, 2026 (the “Springing Maturity Date”). Management intends to refinance the Senior Notes and/or Term Loan prior to either instrument becoming due within the next twelve months. The inability to obtain adequate financing could have a material adverse effect on our business, results of operations and financial condition, and could raise questions about our ability to continue as a going concern. Accordingly, management’s quarterly liquidity assessments after March 31, 2025 (one year prior to the Springing Maturity Date) may need to consider the potential accelerated maturity of the Term Loan as it could become due within 12 months at that time if the Senior Notes have not been refinanced, redeemed or repaid in full by March 31, 2026.

2024 Term Loan

On June 28, 2024 (the “Effective Date”), the Company entered into a Credit Agreement with BGC Lender Rep LLC and other lenders, establishing a $75.0 million senior secured term loan (the “Term Loan”), fully funded on the Effective Date. The proceeds were used to (i) fund the repurchase of certain Senior Notes, (ii) to fund the Series B Repurchase (as defined below) and (iii) to pay transaction fees and expenses associated with the closing of the transactions contemplated by the Credit Agreement.

The Term Loan matures on June 28, 2028 (the “Maturity Date”), unless the Company’s 8.375% Senior Notes due 2026 are not refinanced by March 31, 2026 or repaid, in which case maturity accelerates to that date. If refinanced, the Maturity Date will be the earlier of June 28, 2028, or 12 months before the new debt’s maturity.

The loan accrues interest at Adjusted SOFR plus 5.50%, subject to a floor of 2.50%. Quarterly principal payments begin at $0.5 million on September 30, 2024, increasing to $1.9 million after June 30, 2026. The remaining balance is due at maturity. Voluntary prepayment is allowed, subject to fees if made before the third anniversary. An exit fee of $1.5 million applies if maturity extends beyond March 31, 2026. Mandatory prepayments apply from excess cash flow, asset sales, tax refunds, and new debt or equity issuance.

The Company made principal payments of $0.9 million on the Term Loan for the year ended December 31, 2024 in line with the terms of the Credit Agreement. The Company is in compliance with its debt covenants pertaining to the Term Loan as of December 31, 2024.

Refer to Note 13. Debt of the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for further details on the 2024 Term Loan.

2021 Senior Notes

On June 30, 2021, the Company closed its underwritten public offering of 8.375% senior notes due 2026 at a par value of $25.00 per note (the “Senior Notes”). The offering was conducted by and among the Company and B. Riley Securities, Inc., as representative of the several underwriters (the “Notes Underwriters”). At the closing, the Company issued $125.0 million aggregate principal amount of Senior Notes, inclusive of $5.0 million aggregate principal amount of Senior Notes issued pursuant to the full exercise of the Notes Underwriters’ option to purchase additional Senior Notes.

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

During the fourth quarter of 2021, the Company sold $16.1 million aggregate principal amount of Senior Notes under the Sales Agreement. The additional Senior Notes sold have terms identical to the initial Senior Notes and are fungible and vote together with the initial Senior Notes immediately upon issuance. The Senior Notes and initial Senior Notes are listed and trade on The Nasdaq Global Market under the symbol “SNCRL.”

The Senior Notes are senior unsecured obligations of the Company and rank equally in right of payment with all of the Company’s existing and future senior unsecured and unsubordinated indebtedness. The Senior Notes are effectively subordinated in right of payment to all of the Company’s existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness and structurally subordinated to all existing and future indebtedness of the Company’s subsidiaries, including trade payables. The Senior Notes bear interest at the rate of 8.375% per annum, payable quarterly. The Senior Notes will mature on June 30, 2026, unless redeemed prior to maturity. The Company is in compliance with its debt covenants as of December 31, 2024.

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

Repurchase of Senior Notes and Series B Preferred

On June 28, 2024 the Company used $66.5 million of the proceeds from the Term Loan and $2.6 million non-interest-bearing deferred consideration, which was paid to BRPI in December of 2024, for a total consideration of $69.1 million (“the total consideration”) to repurchase 100% of its outstanding Series B Perpetual Non-Convertible Preferred Stock (the “Series B Preferred”) and 787,590 (14%) of its outstanding Senior Notes from BRPI, a related party.

For further details on the repurchase of Senior Notes and Series B Preferred stock, see Note 13. Debt of the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

Discussion of Cash Flows

A summary of net cash flows follows (in thousands):

	Year Ended December 31,		Change
	2024	2023	2024 vs 2023
Net cash provided by (used in):
Operating activities	$28,280	$18,829	$9,451
Investing activities	$(13,130)	$3,800	$(16,930)
Financing activities	$(5,853)	$(19,979)	$14,126

Our primary source of cash is receipts from revenue. The primary uses of cash are personnel and related costs, telecommunications and facility costs related primarily to our cost of revenue and general operating expenses including professional service fees, consulting fees, building and equipment maintenance and marketing expense.

Cash flows from operating activities for the year ended December 31, 2024 was $28.3 million provided by operating activities, as compared to $18.8 million of cash provided by operating activities for the same period in 2023. The cash provided by operating activities for fiscal 2024 and 2023 is mainly driven by continued growth in cloud subscribers, reduced operating costs, and improved margins as the business focuses on Cloud.

Cash flows from investing activities for the year ended December 31, 2024 was $13.1 million used in investing activities, as compared to $3.8 million of cash provided by investing activities during the same period in 2023. Cash used in investing activities of $13.0 million in 2024 and $18.6 million in 2023 primarily funded product development for our Cloud offering and associated labor costs. Last year's expenditures also included investments in Messaging and NetworkX products, which were divested in the fourth quarter of 2023. This was partially offset by the $23.7 million of proceeds from the divestiture of the Messaging and NetworkX businesses. In 2024, cash used in investing activities was offset by $1.5 million of deferred consideration from the sale of Messaging and NetworkX Businesses received by the company in the third quarter of 2024.

Cash flows from financing activities for the year ended December 31, 2024 was $5.9 million of cash used by financing activities, as compared to $20.0 million of cash used for the same period in 2023. The cash used in financing activities in the current year was primarily related to the $75.0 million funding of the Term Loan, offset by $0.9 million Term Loan principal repayment, $6.8 million issuance costs related to the 2024 Term Loan, $57.6 million Series B Preferred Stock Repurchase, $11.5 million Senior Notes Repurchase and $4.3 million Series B Preferred dividend payments. Cash used in financing activities in the prior year was primarily related to $9.8 million Series B Preferred dividend payments and $9.9 million Series B Preferred stock redemption.

Effect of Inflation

Inflationary increases in certain input costs, such as occupancy, labor and benefits, and general administrative costs have impacted our business. Management does not believe these impacts have had a material impact on our results of operations during 2024, 2023 and 2022. We cannot assure you, however, that we will not be affected by general inflation in the future.

Contractual Obligations
Our contractual obligations consist of office and laptop leases, notes payable and related interest as well as contractual commitments under third-party hosting, software licenses and maintenance agreements. The following table summarizes our long‑term contractual obligations as of December 31, 2024 (in thousands).

	Payments Due by Period
	Total	2025	2026-2027	2028	Thereafter
Finance lease obligations	$1,287	$763	$524	$—	$—
Interest	40,587	17,550	18,707	4,330	—
Operating lease obligations	25,527	7,531	13,724	4,272	—
Purchase obligations[1]	22,911	19,618	3,293	—	—
Senior Notes Payable	121,387	—	121,387	—	—
Term Loan	74,063	1,875	12,188	60,000	—
Total	$285,762	$47,337	$169,823	$68,602	$—
_____________________________
1    Amounts represent obligations associated with colocation agreements and other customer delivery related purchase obligations.

Uncertain Tax Positions

Unrecognized tax benefits associated with uncertain tax positions are $4.4 million at December 31, 2024. We are not able to reasonably estimate when we would make any cash payments required to settle these liabilities, but we do not believe that the ultimate settlement of our obligations will materially affect our liquidity. The Company anticipates that $3.8 million of its currently unrecognized tax benefits, primarily related to research and development credits and other U.S. tax positions, may be recognized by the end of 2025 as a result of a lapse of the statute of limitations.

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

Significant accounting policies that we employ are presented in Note 2. Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K. There were no significant changes in our critical accounting policies and estimates discussed in our Form 10-K during the year ended December 31, 2024.

Revenue Recognition

The Company generates revenue from the delivery of a range of products, solutions and services for operators, enterprises, OEMs and technology providers. We offer services principally on a Subscription basis or in the form of Professional Services or Software Licenses. Revenues are recognized when control of the promised goods or services are transferred to the Company’s customers, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. The Company generates all of its revenue from contracts with customers. Revenues are presented net of discounts, which are volume level driven.

Subscription revenues consist of revenues derived from the processing of transactions through the Company’s service platforms, providing enterprise portal management services on a subscription basis, and maintenance agreements on software licenses. The Company generates revenue from Subscription services by charging monthly active user fees, software as a service (“SaaS”) fees, hosting and storage fees, and fees for the related maintenance support for those services. In most cases, the subscription arrangement is a single performance obligation comprised of a series of distinct services that are substantially the same and that have the same pattern of transfer (i.e., distinct days of service). The Company applies the variable consideration allocation exception when the terms of variable payment relate specifically to efforts to satisfy the performance obligation or the transfer of service based on usage within the corresponding period, under Topic 606 Section 10-25-14(b) – in such situations the revenue booked and the revenue billed for any month are the same. When the Company does not allocate variable consideration to distinct periods of service or apply the variable consideration allocation exception, the total estimated transaction price is recognized ratably over the term of the contract, where the level of service provided to the customer does not vary significantly from one period to another.

Some of the Company’s contracts guarantee minimum volume transactions from the customer. In these instances, if the customer’s total estimated transaction volume for the period is expected to be less than the contractual amount, the Company records revenues at the minimum guaranteed amount on a straight-line basis over the period covered by the minimum. Setup fees for service arrangements are deferred until set up activities are completed and recognized on a straight‑line basis over remaining expected customer relationship period.

In accordance with Topic 606 Section 10-50-20, any credits due to customers, which are generally performance driven and based upon system availability or response times to incidents, are determined and accounted for in the period in which the services are provided.

The Company recognizes revenues from support and maintenance performance obligations over the service delivery period.

The Company’s software licenses typically provide for a perpetual or term right to use the Company’s software. The Company has concluded that in most cases the software license is distinct as the customer can benefit from the software on its own. Software revenue is typically recognized when the software is delivered to the customer. Contracts that include software customization or specified upgrades may result in the combination of the customization services with the software license as one performance obligation. The Company does not have a history of returns, or refunds of its software licenses, however, in limited instances, the Company may constrain consideration to high-risk customers, until collection is resolved.

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

Most of the Company’s contracts with customers contain multiple performance obligations which generally include a term SaaS agreement sold along with professional services. In other instances contracts will include a perpetual software license with support and maintenance and sometimes a hosting agreement sold along with professional services. For these contracts, the Company accounts for individual goods and services separately if they are distinct performance obligations. This often requires significant judgment based upon knowledge of the products, the solution provided and the structure of the sales contract. In SaaS agreements, the Company provides a service to the customer which combines the software functionality, maintenance and hosting into a single performance obligation when the customer doesn’t have the ability to take possession of the underlying software license. The Company may also sell the same three goods and services in a contract, but there may be three performance obligations, where the customer has the right to take possession of the software license without significant penalty.

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

Estimating the transaction price of variable consideration including the variable quantity subscription or transaction contracts in a multiple performance obligation arrangement requires judgment. The Company generally estimates this variable consideration at the most likely amount to which the Company expects to be entitled and in certain cases based on the expected value. The Company includes estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. The Company’s estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of the Company’s anticipated performance and all information (historical, current and forecasted) that is reasonably available to us. The Company reviews and updates these estimates on a quarterly basis.

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

In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax-planning strategies, and results of recent operations. In projecting future taxable income, we begin with historical results and incorporate assumptions including the amount of future state, federal and foreign pretax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax-planning strategies. These assumptions require judgment about the forecasts of future taxable income and are consistent with the plans and estimates we are using to manage the underlying businesses.

We recognize a tax benefit from an uncertain tax position only if it is more likely than not to be sustained upon examination based on the technical merits of the position. The amount of the accrual for which an exposure exists is measured by determining the amount that has a greater than 50 percent likelihood of being realized upon the settlement of the position. Components of the reserve are classified as current or a long-term liability on the Consolidated Balance Sheets based on when we expect each of the items to be settled. We record interest and penalties accrued in relation to uncertain tax benefits as a component of interest expense.

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

Our policy has been to leave our cumulative unremitted foreign earnings invested indefinitely outside the United States, and we intend to continue this policy for most of our foreign subsidiaries. During 2023 we changed our indefinite reinvestment assertion for future years related to our Indian subsidiary and recorded a deferred tax liability associated with the outside basis difference. The Company continues to assert permanent reinvestment of foreign earnings in all other foreign jurisdictions. Due to the timing and circumstances of repatriation of such earnings, if any, it is not practicable to determine the unrecognized deferred tax liability relating to such amounts.

Goodwill

Goodwill is our largest intangible asset. At December 31, 2024, our goodwill balance was $179.4 million, representing approximately 61% of total assets. Goodwill represents the excess of the purchase price over the fair value of net assets acquired, including other definite-life intangible assets. Our policy is to perform an impairment test of goodwill at least annually, and more frequently if events or circumstances occurred that would indicate a reduced fair value in our reporting unit could exist. Typically, we perform a qualitative assessment in the fourth quarter of the fiscal year to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying value. As part of this qualitative assessment, we may perform a quantitative analysis where necessary in substantiating our qualitative assessment.

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

If we determine that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, including goodwill, or depending on the amount of time that has passed since our last quantitative assessment, we perform a quantitative goodwill impairment test. Fair value estimates used in the quantitative impairment test are calculated using a combination of the income and market approaches.

For the income approach, we use projections, which require the use of significant estimates and assumptions specific to the reporting unit as well as those based on general economic conditions. Factors specific to the reporting unit include revenue and cost growth, profit margins, terminal value growth rates, capital expenditures projections, assumed tax rates, discount rates and other assumptions deemed reasonable by management.

For the market approach, we use judgment in identifying the relevant comparable-company market multiples. If sufficient comparable data is not present, the market approach will not be employed. The discount rate for the reporting unit is influenced by general market conditions as well as factors specific to the reporting unit.

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

2024 Goodwill Impairment Analysis

For our 2024 impairment tests, the Company identified one reporting unit, Core. The Company performed a qualitative impairment assessment as of October 1, 2024, which indicated that is was more likely than not that the fair value of the reporting unit exceeded its carrying value.

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

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of December 31, 2024 and December 31, 2023 that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

The following discussion about market risk involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. We deposit our excess cash in what we believe are high-quality financial instruments, primarily money market funds and certificates of deposit and, we may be exposed to market risks related to changes in interest rates. These investments are denominated in United States dollars.

The primary objective of our investment activities is to preserve our capital for the purpose of funding operations, while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and short- and long-term investments in a variety of securities, which could include commercial paper, money market funds and corporate and government debt securities. Our cash and cash equivalents at December 31, 2024 and December 31, 2023 were invested in liquid money market accounts and certificates of deposit. All market-risk sensitive instruments were entered into for non-trading purposes.

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

We do not hold any derivative instruments and do not engage in any hedging activities. Although our reporting currency is the U.S. dollar, we may conduct business and incur costs in the local currencies of other countries in which we may operate, make sales and buy materials and services. As a result, we are subject to foreign currency transaction risk. Further, changes in exchange rates between foreign currencies and the U.S. dollar could affect our future net sales, cost of sales and expenses, and could result in foreign currency transaction gains or losses.

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

Interest Rate Risk

We are exposed to the risk of interest rate fluctuations on the interest income earned on our cash and cash equivalents. A hypothetical 100 basis point movement in interest rates applicable to our cash and cash equivalents outstanding at December 31, 2024 would increase interest income by approximately $0.3 million on an annual basis.

Borrowings pursuant to the Credit Agreement bear interest at a rate per annum equal to the Adjusted Term SOFR (as defined in the Credit Agreement) for the applicable interest period, plus 5.50%, subject to a floor of 2.50%. As such, our net income is sensitive to movements in interest rates. If interest rates increase, our debt obligations pursuant to the Credit Agreement would increase even though the amount borrowed remained the same, and our net income would decrease. Such increases in interest rates could have a material adverse effect on our cash flow and financial condition. We do not hold any derivative instruments and do not engage in any hedging activities to mitigate interest rate risk. Based on our outstanding borrowings pursuant to the Credit Agreement as of December 31, 2024 a hypothetical 100 basis point movement in interest rates would have affected interest expense on the debt by $0.8 million on an annual basis.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Synchronoss Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Synchronoss Technologies, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 11, 2025 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Revenue Recognition - Identifying Performance Obligations
Description of the Matter	As described in Note 2 of the consolidated financial statements, the Company’s revenue contracts with customers frequently contain multiple performance obligations and judgment is required to determine which performance obligations are distinct and accounted for separately. Auditing the Company’s revenue contracts with customers required judgment to assess management’s identification of performance obligations.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls related to the Company’s process to identify performance obligations. For example, we tested controls over management’s review of revenue contracts with customers and the identification of distinct performance obligations.

Our audit procedures also included, among others, reading a sample of revenue contracts with customers and the Company’s accounting policies, and evaluating management’s identification of distinct performance obligations based upon the contractual terms within each contract.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2001.
Iselin, New Jersey
March 11, 2025

SYNCHRONOSS TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$33,375	$24,572
Accounts receivable, net	18,129	23,477
Prepaid & other current assets	29,878	33,953
Total current assets	81,382	82,002
Non-current assets:
Property and equipment, net	3,154	3,673
Operating lease right-of-use assets	8,445	14,791
Goodwill	179,408	183,908
Intangible assets, net	19,117	22,214
Other assets, non-current	2,319	3,749
Total non-current assets	212,443	228,335
Total assets	$293,825	$310,337
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,067	$7,475
Accrued expenses	30,519	39,127
Deferred revenues, current	837	1,095
Debt, current	1,875	—
Total current liabilities	40,298	47,697
Long-term debt, net of debt issuance costs	184,840	136,215
Deferred tax liabilities	4,903	3,207
Leases, non-current	16,776	23,593
Other liabilities, non-current	4,733	1,691
Total liabilities	251,550	212,403
Commitments and contingencies:
Series B Non-Convertible Perpetual Preferred Stock, $0.0001 par value; 0 and 150 shares authorized, 0 and 61 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	—	58,802
Redeemable non-controlling interest	12,500	12,500
Stockholders’ equity:
Common stock, $0.0001 par value; 16,667 and 16,667 shares authorized, 11,075 and 10,314 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	1	1
Additional paid-in capital	495,906	483,527
Accumulated other comprehensive loss	(41,137)	(25,732)
Accumulated deficit	(424,995)	(431,164)
Total stockholders’ equity	29,775	26,632
Total liabilities and stockholders’ equity	$293,825	$310,337

See accompanying notes to consolidated financial statements.

SYNCHRONOSS TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2024	2023	2022
Net revenues	$173,594	$164,196	$173,756
Costs and expenses:
Cost of revenues[1]	39,041	42,218	46,500
Research and development	42,819	46,565	49,598
Selling, general and administrative	51,688	65,216	61,153
Restructuring charges	1,273	4,013	1,443
Depreciation and amortization	17,091	16,830	14,756
Total costs and expenses	151,912	174,842	173,450
Income (loss) from operations	21,682	(10,646)	306
Interest income	810	426	453
Interest expense	(18,003)	(13,963)	(13,639)
Gain on sale of DXP	—	—	2,549
Other income (expense), net	9,278	(5,128)	3,553
Income (loss) from continuing operations, before taxes	13,767	(29,311)	(6,778)
(Provision) benefit for income taxes	(7,613)	(4,743)	59
Net income (loss) from continuing operations	6,154	(34,054)	(6,719)
Discontinued operations (Note 4):
(Loss) income from discontinued operations, before taxes	—	(2,200)	921
Loss on divestiture	—	(16,382)	—
Provision for income taxes	—	(1,935)	(1,918)
Net loss from discontinued operations	—	(20,517)	(997)
Net income (loss)	6,154	(54,571)	(7,716)
Net income (loss) attributable to redeemable non-controlling interests	15	36	(200)
Preferred stock dividend, net of gain on repurchase of preferred stock	(1,562)	(10,007)	(9,552)
Net income (loss) attributable to Synchronoss	$4,607	$(64,542)	$(17,468)

Earnings (loss) per share:
Basic:
Net income (loss) from continuing operations	$0.46	$(4.52)	$(1.71)
Net loss from discontinued operations	—	(2.10)	(0.10)
Basic	$0.46	$(6.62)	$(1.81)
Diluted:
Net income (loss) from continuing operations	$0.43	$(4.52)	$(1.71)
Net loss from discontinued operations	—	(2.10)	(0.10)
Diluted	$0.43	$(6.62)	$(1.81)
Weighted average common shares outstanding:
Basic	10,023	9,745	9,626
Diluted	10,668	9,745	9,626
_____________________________
1    Cost of revenues excludes depreciation and amortization which are shown separately.

See accompanying notes to consolidated financial statements.

SYNCHRONOSS TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)

	Year Ended December 31,
	2024	2023	2022
Net income (loss):	$6,154	$(54,571)	$(7,716)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(15,405)	18,399	(11,261)
Net income on inter-company foreign currency transactions	—	—	115
Total other comprehensive (loss) income	(15,405)	18,399	(11,146)
Comprehensive loss	(9,251)	(36,172)	(18,862)
Comprehensive income (loss) attributable to redeemable non-controlling interests	15	36	(200)
Comprehensive loss attributable to Synchronoss	$(9,236)	$(36,136)	$(19,062)

See accompanying notes to consolidated financial statements.

SYNCHRONOSS TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional	Accumulated Other		Total
	Shares	Amount	Paid-In Capital	Comprehensive Income (Loss)	Accumulated Deficit	Stockholders' Equity
Balance at December 31, 2021	9,855	$1	$492,520	$(32,985)	$(368,713)	$90,823
Stock-based compensation	—	—	5,771	—	—	5,771
Issuance of restricted stock	290	—	—	—	—	—
Preferred stock dividends accrued	—	—	(9,409)	—	—	(9,409)
Amortization of preferred stock issuance costs	—	—	(143)	—	—	(143)
Shares withheld for taxes in connection with issuance of restricted stock	(8)	—	(83)	—	—	(83)
Net loss	—	—	—	—	(7,716)	(7,716)
Non-controlling interest	—	—	200	—	(200)	—
Total other comprehensive loss	—	—	—	(11,146)	—	(11,146)
Balance at December 31, 2022	10,137	$1	$488,856	$(44,131)	$(376,629)	$68,097

	Common Stock		Additional	Accumulated Other		Total
	Shares	Amount	Paid-In Capital	Comprehensive Income (Loss)	Accumulated Deficit	Stockholders' Equity
Balance at December 31, 2022	10,137	$1	$488,856	$(44,131)	$(376,629)	$68,097
Stock-based compensation	—	—	4,963	—	—	4,963
Issuance of restricted stock	207	—	—	—	—	—
Preferred stock dividend	—	—	(9,679)	—	—	(9,679)
Amortization of preferred stock issuance costs	—	—	(328)	—	—	(328)
Shares withheld for taxes in connection with issuance of restricted stock	(30)	—	(249)	—	—	(249)
Net loss	—	—	—	—	(54,571)	(54,571)
Non-controlling interest	—	—	(36)	—	36	—
Total other comprehensive income	—	—	—	18,399	—	18,399
Balance at December 31, 2023	10,314	$1	$483,527	$(25,732)	$(431,164)	$26,632

	Common Stock		Additional	Accumulated Other		Total
	Shares	Amount	Paid-In Capital	Comprehensive Income (Loss)	Accumulated Deficit	Stockholders' Equity
Balance at December 31, 2023	10,314	$1	$483,527	$(25,732)	$(431,164)	$26,632
Stock-based compensation	—	—	5,859	—	—	5,859
Issuance of restricted stock	739	—	—	—	—	—
Preferred stock dividend	—	—	(4,258)	—	—	(4,258)
Issuance of common stock on exercise of options	22	—	236	—	—	236
Shares withheld for taxes in connection with issuance of restricted stock	—	—	(1)	—	—	(1)
Net income	—	—	—	—	6,154	6,154
Non-controlling interest	—	—	(15)	—	15	—
Total other comprehensive loss	—	—	—	(15,405)	—	(15,405)
Gain on Series B Preferred stock redemption	—	—	2,696	—	—	2,696
Gain on Senior Notes repurchase	—	—	7,862	—	—	7,862
Balance at December 31, 2024	11,075	$1	$495,906	$(41,137)	$(424,995)	$29,775

See accompanying notes to consolidated financial statements.

SYNCHRONOSS TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2024	2023	2022
Operating activities:
Net income (loss) from continuing operations	$6,154	$(34,054)	$(6,719)
Net loss from discontinued operations	—	(20,517)	(997)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	17,091	27,347	31,753
Amortization of debt issuance costs	2,245	1,534	1,391
Gain on sale of DXP	—	—	(2,549)
Loss on divestiture	—	16,382	—
Sublease receivable impairment	806	—	—
Deferred income taxes	2,253	2,741	(164)
Stock-based compensation	6,372	5,153	5,461
Contingent consideration obligation	—	1,483	3,638
Impairment of STI Loan and iQmetrix receivable	—	4,834	—
Operating lease impairment, net	2,534	1,918	175
Other, net	(10,518)	4,847	214
Changes in operating assets and liabilities:
Accounts receivable, net	4,384	14,237	14
Prepaid expenses and other current assets	2,402	(473)	6,954
Accounts payable	28	(5,353)	3,024
Accrued expenses	(6,291)	(5,208)	(8,430)
Other assets	1,371	361	—
Deferred revenues	(208)	6,384	(8,312)
Other liabilities	(343)	(2,787)	(8,094)
Net cash provided by operating activities	28,280	18,829	17,359
Investing activities:
Purchases of fixed assets	(1,896)	(1,302)	(1,408)
Additions to capitalized software	(13,027)	(18,572)	(19,758)
Proceeds from the sale of intangibles	278	—	—
Proceeds from the divestiture, net	1,515	23,674	—
Proceeds from the sale of DXP	—	—	8,000
Net cash (used in) provided by investing activities	$(13,130)	$3,800	$(13,166)

SYNCHRONOSS TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Continued)

	Year Ended December 31,
	2024	2023	2022
Financing activities:
Share-based compensation-related proceeds, net of taxes paid on withholding shares	236	(8)	—
Taxes paid on withholding shares	(1)	(249)	(83)
Debt issuance costs related to long-term debt	(6,792)	—	—
Proceeds from issuance of Term Loan	75,000	—	—
Retirement of Senior Notes and related costs	(11,524)	—	—
Repayment of Term Loan	(938)	—	—
Drawdown on A/R Facility	9,000	12,000	—
Repayment of A/R Facility	(9,000)	(12,000)	—
Series B Preferred dividend paid in the form of cash	(4,258)	(9,848)	(6,455)
Redemption of Series B Preferred stock	(57,576)	(9,874)	(6,738)
Net cash used in financing activities	(5,853)	(19,979)	(13,276)
Effect of exchange rate changes on cash	(494)	1	(500)
Net increase (decrease) in cash and cash equivalents	$8,803	$2,651	$(9,583)
Beginning cash and cash equivalents of continuing operations	24,572	18,310	29,336
Beginning cash and cash equivalents of discontinued operations	—	3,611	2,168
Beginning cash and cash equivalents	24,572	21,921	31,504
Ending cash and cash equivalents of continuing operations	33,375	24,572	18,310
Ending cash and cash equivalents of discontinued operations	—	—	3,611
Ending cash and cash equivalents	$33,375	$24,572	$21,921

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$4,947	$3,399	$4,562
Cash refund for income taxes	$767	$991	$5,206
Cash paid for interest	$15,130	$11,894	$11,822
Supplemental disclosures of non-cash investing and financing activities:
Gain on Series B Preferred stock redemption	$2,696	$—	$—
Gain on Senior Notes repurchase	$7,862	$—	$—
Amortization of Series B Preferred stock issuance costs and paid in kind dividends	$—	$328	$2,581

See accompanying notes to consolidated financial statements.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Note 1. Description of Business

General

Synchronoss Technologies, Inc. (“Synchronoss” or the “Company”) is a leading provider of white label cloud software and services that enable our customers to keep subscribers, systems, networks, and content in sync.

The Synchronoss Personal CloudTM platform is a secure and highly scalable white label platform that allows our customers’ subscribers to backup and protect, engage with, and manage their personal content and gives our operator customers the ability to increase average revenue per user (“ARPU”) and reduce churn.

Designed for smartphones, tablets, and desktops across all operating systems, our platform ensures a seamless, cross-device experience.

Note 2. Summary of Significant Accounting Policies

Discontinued Operations

On October 31, 2023, Synchronoss Technologies, Inc. entered into an Asset Purchase Agreement with Lumine Group Software Solutions (Ireland) Limited, pursuant to which the Company sold its Messaging and NetworkX businesses. This transaction represented a strategic shift designed to maximize shareholder value and allowed the Company to solely focus on providing cloud-centric solutions. In connection with the sale transaction, the Company determined its Messaging and NetworkX Businesses qualified for discontinued operations accounting treatment in accordance with ASC 205-20. Accordingly, the operating results of, and costs to separate the Messaging and NetworkX businesses are reported in Net loss from discontinued operations, net of taxes on the Consolidated Statements of Operations for all periods presented. The Notes to the Consolidated Financial Statements have been adjusted on a retrospective basis. For additional information, see Note 4. Divestitures and Discontinued Operations of the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

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

Unless otherwise noted, tables are presented in U.S. dollars in thousands. Certain columns and rows may not add due to the use of rounded numbers. Percentages presented are calculated from the underlying numbers in thousands. Earnings per share amounts are computed independently for earnings from continuing operations, earnings from discontinued operations and net earnings. As a result, the sum of per-share amounts may not equal the total. Unless otherwise noted, all amounts and disclosures included in the Notes to Consolidated Financial Statements reflect only the Company's continuing operations except for the Consolidated Statements of Cash Flows for the year ended December 31, 2023 and 2022, which are presented for the whole company. For supplemental cash flow disclosures, see Note 4. Divestitures and Discontinued Operations of the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

During the fourth quarter of 2023 there was a change in the capital structure due to a reverse stock split, which decreased the number of common shares outstanding. The Company retroactively displayed the effect of the change on the Consolidated Balance Sheets, and retroactively adjusted the computations of basic and diluted EPS on the Consolidated Statements of Operations for the year ended December 31, 2022. For additional information, see Note 15. Capital Structure of the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Risks and Uncertainties

There continue to be uncertainties regarding the current geopolitical tensions. The Company is closely monitoring the impact of the geopolitical environment on all aspects of its business, including how it will impact its customers, employees, suppliers, vendors, business partners and distribution channels. While the geopolitical environment did not materially affect the Company’s financial results and business operations for the year ended December 31, 2024, the Company is unable to predict the impact these factors will have on its financial position and operating results due to numerous uncertainties. The Company will continue to assess the evolving impact of geopolitical tensions and will make adjustments to its operations as necessary.

Recently Issued Accounting Standards

Standards recently adopted

Standard	Description	Effect on the financial statements
Update 2023-07 - Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures	The amendments in this Update improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in this Update requires that a public entity that has a single reportable segment provide all the disclosures required by the amendments in this Update and all existing segment disclosures in Topic 280.
The Company evaluated these changes and noted that the adoption of this standard did not have a material impact on the Company’s consolidated financial position or results of operations. Refer to Note 24. Segment Information for enhanced disclosures about significant segment expenses.

Date of adoption: December 31, 2024

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Standards issued not yet adopted

Standard	Description	Effect on the financial statements
Update 2024-03 - Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses	Requires a public business entity to disclose, on an annual basis and interim basis, disaggregated information about certain income statement line items in a tabular format in the notes to the financial statements. The guidance does not change what is presented on the face of the income statement.	The Company continues to evaluate these changes and does not anticipate any material impact on the Company’s consolidated financial position or results of operations upon adoption.
Planned date of adoption: January 1, 2027
Update 2024-01 - Compensation-Stock Compensation (Topic 718) - Scope Application of Profits Interest and Similar Awards	The amendments in this Update related to the scope application issue apply to all reporting entities that account for profits interest awards as compensation to employees or nonemployees in return for goods or services. This Update provides specific examples to help stakeholders to determine whether a profits interest award should be accounted for as a share-based payment arrangement (Topic 718) or similar to a cash bonus or profit-sharing arrangement (Topic 710, Compensation—General, or other Topics).	The Company continues to evaluate these changes and does not anticipate any material impact on the Company’s consolidated financial position or results of operations upon adoption.
Planned date of adoption: January 1, 2025
Update 2023-09 - Income Taxes (Topic 740) - Improvements to Income Tax Disclosures	The amendments in this Update related to the rate reconciliation and income taxes paid disclosures improve the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction.	The Company continues to evaluate these changes and does not anticipate any material impact on the Company’s consolidated financial position or results of operations upon adoption.
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

Revenue Recognition

Revenues are recognized when control of the promised goods or services are transferred to the Company’s customers, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. The Company generates all of its revenue from contracts with customers. Revenues are presented net of discounts, which are volume level driven.

Subscription revenues consist of revenues derived from the processing of transactions through the Company’s service platforms, providing enterprise portal management services on a subscription basis, and maintenance agreements on software licenses. The Company generates revenue from Subscription services by charging monthly active user fees, software as a service (“SaaS”) fees, hosting and storage fees, and fees for the related maintenance support for those services. In most cases, the subscription arrangement is a single performance obligation comprised of a series of distinct services that are substantially the same and that have the same pattern of transfer (i.e., distinct days of service). The Company applies the variable consideration allocation exception when the terms of variable payment relate specifically to efforts to satisfy the performance

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

obligation or the transfer of service based on usage within the corresponding period, under Topic 606 Section 10-25-14(b) – in such situations the revenue booked and the revenue billed for any month are the same. When the Company does not allocate variable consideration to distinct periods of service or apply the variable consideration allocation exception, the total estimated transaction price is recognized ratably over the term of the contract, where the level of service provided to the customer does not vary significantly from one period to another.

Some of the Company’s contracts guarantee minimum volume transactions from the customer. In these instances, if the customer’s total estimated transaction volume for the period is expected to be less than the contractual amount, the Company records revenues at the minimum guaranteed amount on a straight-line basis over the period covered by the minimum. Setup fees for service arrangements are deferred until set up activities are completed and recognized on a straight‑line basis over remaining expected customer relationship period.

In accordance with Topic 606 Section 10-50-20, any credits due to customers, which are generally performance driven and based upon system availability or response times to incidents, are determined and accounted for in the period in which the services are provided.

The Company recognizes revenues from support and maintenance performance obligations over the service delivery period.

The Company’s software licenses typically provide for a perpetual or term right to use the Company’s software. The Company has concluded that in most cases the software license is distinct as the customer can benefit from the software on its own. Software revenue is typically recognized when the software is delivered to the customer. Contracts that include software customization or specified upgrades may result in the combination of the customization services with the software license as one performance obligation. The Company does not have a history of returns, or refunds of its software licenses, however, in limited instances, the Company may constrain consideration to high-risk customers, until collection is resolved.

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

Most of the Company’s contracts with customers contain multiple performance obligations which generally include a term SaaS agreement sold along with professional services. In other instances contracts will include a perpetual software license with support and maintenance and sometimes a hosting agreement sold along with professional services. For these contracts, the Company accounts for individual goods and services separately if they are distinct performance obligations. This often requires significant judgment based upon knowledge of the products, the solution provided and the structure of the sales contract. In SaaS agreements, the Company provides a service to the customer which combines the software functionality, maintenance and hosting into a single performance obligation when the customer doesn’t have the ability to take possession of the underlying software license. The Company may also sell the same three goods and services in a contract, but there may be three performance obligations, where the customer has the right to take possession of the software license without significant penalty.

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

Estimating the transaction price of variable consideration including the variable quantity subscription or transaction contracts in a multiple performance obligation arrangement requires judgment. The Company generally estimates this variable consideration at the most likely amount to which the Company expects to be entitled and in certain cases based on the expected value. The Company includes estimated amounts in the transaction price to the extent it is probable that a significant reversal of

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. The Company’s estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of the Company’s anticipated performance and all information (historical, current and forecasted) that is reasonably available to us. The Company reviews and updates these estimates on a quarterly basis.

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
The payments for the Company’s performance obligations are typically due within 90 days of services being provided for Software License, Professional Services, and Subscription Services.

Deferred Revenue

Deferred revenues represent billings to customers for services in advance of the performance of services, with revenues recognized as the services are rendered.

Service Level Standards

Pursuant to certain contracts, the Company is subject to service level standards and to corresponding penalties for failure to meet those standards. All performance-related penalties are reflected as a corresponding reduction of the Company’s revenues. These penalties, if applicable, are recorded in the month incurred and were insignificant for the years ended December 31, 2024, 2023 and 2022, respectively.

Cost of Revenues

Cost of revenues includes all direct materials, direct labor and those indirect costs related to revenues such as indirect labor, materials and supplies and facilities cost, exclusive of depreciation and amortization expense.

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

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Amortization is calculated on a solution-by-solution basis and is recognized over the estimated economic life of the software, typically ranging two to three years. Amortization begins when the software is substantially completed for its intended use. Costs incurred during the preliminary and post-implementation stages are expensed as incurred. The amounts capitalized include external direct costs of services used in developing internal-use software, employee compensation and related expenses of personnel directly associated with the development activities. Software development costs are evaluated for recoverability whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. Unrecoverable costs are reviewed annually and recognized in the period they become unrecoverable, as needed, and are recorded on the Consolidated Statements of Operations as depreciation and amortization expense.

The unamortized software development costs and amortization expense were as follows:

	Year ended December 31,
	2024	2023	2022
Unamortized software development costs	$17,324	$19,327	$18,374
Software development amortization expense	$14,120	$13,633	$10,265

The Company recognized no impairment charges to its capitalized software intangible assets for the years ended December 31, 2024, 2023 and 2022, respectively.

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

The Company’s top five customers accounted for 97.6%, 96.6% and 94.6% of net revenues for the years ended December 31, 2024, 2023 and 2022, respectively. Contracts with these customers typically run for three to five years. Of these customers, Verizon accounted for more than 10% of the Company’s revenues in 2024, 2023, and 2022, and AT&T accounted for more than 10% of the Company’s revenues in 2024 and 2023.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less at the date of acquisition to be cash equivalents.

Accounts Receivable

Accounts receivable include amounts billed to customers, claims, and unbilled revenue, which consists of amounts recognized as sales but not yet billed. Substantially all amounts of unbilled receivables are expected to be billed and collected in the subsequent year. The Company had unbilled receivable balances of nil and $0.7 million as of December 31, 2024 and 2023, respectively.

Allowance for Credit Losses

The Company is exposed to credit losses primarily through sales of products and services. The Company’s expected loss allowance methodology for accounts receivable is developed using historical collection experience, current and future economic and market conditions, and a review of the current status of customers' trade accounts receivables. Customers are pooled based on sharing specific risk factors, including geographic location. Due to the short-term nature of such receivables, the estimated accounts receivable that may not be collected is based on aging of the accounts receivable balances.

Customers are assessed for credit worthiness upfront through a credit review, which includes assessment based on our analysis of their financial statements when a credit rating is not available. The Company evaluates contract terms and

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

conditions, country and political risk, and may require prepayment to mitigate risk of loss. Specific allowance amounts are established to record the appropriate provision for customers that have a higher probability of default. The Company monitors changes to the receivables balance on a timely basis, and balances are written off as they are determined to be uncollectible after all collection efforts have been exhausted. Estimates of potential credit losses are used to determine the allowance; they are based on an assessment of anticipated payment and all other historical, current and future information that is reasonably available.

Fair Value of Financial Instruments and Liabilities

The Company includes disclosures of fair value information about financial instruments and liabilities, whether or not recognized on the Consolidated Balance Sheets, for which it is practical to estimate that value. Due to their short-term nature, the carrying amounts reported in the financial statements approximate the fair value for cash and cash equivalents, marketable securities, accounts receivable and accounts payable.

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

Noncontrolling Interests and Mandatorily Redeemable Financial Instruments

Noncontrolling interests (“NCI”) are evaluated by the Company and are shown as either a liability, temporary equity (shown between liabilities and equity) or as permanent equity depending on the nature of the redeemable features at amounts based on formulas specific to each entity. Generally, mandatorily redeemable NCIs are classified as liabilities and non-mandatorily redeemable NCIs are classified outside of stockholders’ equity on the Consolidated Balance Sheets as temporary equity under the caption Redeemable noncontrolling interests, and are measured at their redemption values at the end of each period. If the redemption value is greater than the carrying value, an adjustment is recorded in retained earnings to record the NCI at its redemption value. Redeemable NCIs that are mandatorily redeemable are classified as a liability on the Consolidated Balance Sheets under either other current liabilities or other long-term liabilities, depending on the remaining duration until settlement, and are measured at the amount of cash that would be paid if settlement occurred at the balance sheet date with any change from the prior period recognized as interest expense.

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

Net income attributable to NCIs reflects the portion of the net income (loss) of consolidated entities applicable to the NCI stockholders in the accompanying Consolidated Statements of Operations. The net income attributable to NCI is classified on the Consolidated Statements of Operations as part of consolidated net income and deducted from total consolidated net income to arrive at the net income attributable to the Company.

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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets acquired, including other definite-lived intangible assets. Goodwill is tested for impairment annually on the first day of the fourth quarter or when an interim triggering event has occurred indicating potential impairment. The Company has concluded that it has one operating segment and one reporting unit. The Company tests for goodwill impairment on its reporting unit.

The Company can opt to perform a qualitative assessment to test a reporting unit’s goodwill for impairment or the Company can directly perform the quantitative impairment test. If the Company determines that the fair value of a reporting unit is more likely than not to be less than its carrying amount, a quantitative impairment test is performed.

During the Company’s qualitative assessment, the Company makes assumptions and judgments around the financial performance of the Company, changes in share price, and forecasts of earnings, working capital requirements and cash flows. The Company considers its reporting unit's historical results and operating trends when determining these assumptions.

Fair value estimates used in the quantitative impairment test are calculated using a combination of the income and market approaches. The income approach is based on the present value of future cash flows of each reporting unit, while the market approach is based on certain multiples of selected guideline public companies or selected guideline transactions. The approaches incorporate a number of market participant assumptions including future growth rates, discount rates, income tax rates and market activity in assessing fair value and are reporting unit specific. If the carrying amount exceeds the reporting unit's fair value, the Company recognizes an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value. The Company also considers the market capitalization of the Company when evaluating goodwill for impairment.

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

In the current year the Company performed a qualitative assessment and determined the carrying value of the reporting unit was not more likely than not in excess of the fair value.

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

Leases

Whenever the Company enters into a new arrangement it must determine whether the arrangement contains a lease at the inception date. This determination generally depends on whether the arrangement conveys to the Company the right to control the use of an explicitly or implicitly identified fixed asset for a period of time in exchange for consideration. Control of an underlying asset is conveyed to the Company if the Company obtains the rights to direct the use of and to obtain substantially all of the economic benefits from using the underlying asset.

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

Generally, upon the commencement of a lease, the Company will record a lease liability and a right-of-use (“ROU”) asset. However, the Company has elected, for certain classes of underlying assets with initial lease terms of twelve months or less (known as short-term leases), to not recognize a lease liability or ROU asset. Lease liabilities are initially recorded at lease commencement as the present value of future lease payments. ROU assets are initially recorded at lease commencement as the initial amount of the lease liability, together with the following, if applicable: (i) initial direct costs and (ii) lease payments made, net of lease incentives received, prior to lease commencement.

Over the lease term, the Company generally increases its lease liabilities using the effective interest method and decreases its lease liabilities for lease payments made. The Company generally amortizes its ROU assets over the shorter of the estimated useful life or the lease term and assesses its ROU assets for impairment, similar to other long-lived assets.

For finance leases, amortization expense and interest expense are recognized separately on the Consolidated Statements of Operations, with amortization expense generally recorded on a straight-line basis and interest expense recorded using the effective interest method. For operating leases, a single lease cost is generally recognized on the Consolidated Statements of Operations on a straight-line basis over the lease term. Lease costs for short-term leases not recognized on the Consolidated Balance Sheets are recognized on the Consolidated Statements of Operations and are expensed as incurred. Variable lease costs not initially included in the lease liability and ROU asset impairment charges are expensed as incurred.

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

We recognize a tax benefit from an uncertain tax position only if it is more likely than not to be sustained upon examination based on the technical merits of the position. The amount of the accrual for which an exposure exists is measured by determining the amount that has a greater than 50 percent likelihood of being realized upon the settlement of the position. Components of the reserve are classified as current or a long-term liability on the Consolidated Balance Sheets based on when we expect each of the items to be settled. We record interest and penalties accrued in relation to uncertain tax benefits as a component of interest expense.

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

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Our policy has been to leave our cumulative unremitted foreign earnings invested indefinitely outside the United States, and we intend to continue this policy for most of our foreign subsidiaries. During 2023 we changed our indefinite reinvestment assertion for future years related to our Indian subsidiary and recorded a deferred tax liability associated with the outside basis difference. The Company continues to assert permanent reinvestment of foreign earnings in all other foreign jurisdictions. Due to the timing and circumstances of repatriation of such earnings, if any, it is not practicable to determine the unrecognized deferred tax liability relating to such amounts.

Foreign Currency Exchange

The functional currency of non-U.S. entities is translated into U.S. dollars for balance sheet accounts using the month end rates in effect as of the balance sheet date and average exchange rate for revenue and expense accounts for each respective period. Fluctuations in foreign currency transaction gains and losses are mainly related to intercompany payables and receivables. The translation adjustments are deferred as a separate component of stockholders’ equity within Accumulated other comprehensive income.

Gains or losses resulting from transactions denominated in foreign currencies are included in Other income or expense, on the Consolidated Statements of Operations and were as follows:

	Year Ended December 31,
	2024	2023	2022
Foreign exchange gain (loss)	$8,894	$(5,131)	$2,835

Comprehensive (Loss) Income

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

Stock-Based Compensation

As of December 31, 2024, the Company maintains two stock-based compensation plans.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

The Company utilizes the Black-Scholes pricing model to determine the fair value of stock options on the grant dates. Restricted stock awards are measured based on the fair market values of the underlying stock on the grant dates. The Company recognizes stock-based compensation over the requisite service period with an offsetting credit to Additional paid-in capital.

For the Company’s performance-based restricted stock awards and units, the Company estimates the number of shares the recipient is to receive by applying a probability of achieving the performance goals. The actual number of shares the recipient receives is determined at the end of the performance period based on the results achieved versus goals based on the performance targets, such as revenues and earnings before interest, tax, depreciation and amortization (“EBITDA”) after certain adjustments, and Total Shareholder Return (“TSR”). The compensation cost is recognized using the straight-line method over the requisite service period for each vesting tranche. The Company utilizes the Monte Carlo simulation pricing model to determine the fair value of performance-based market awards on the grant dates. Performance-based cash units that are accounted for as liability awards are measured at the closing stock price at the reporting period end date and are recognized on a straight-line basis over the requisite service period. The expense for the period will increase or decrease based on updated fair values of these awards as well as the percentage achievement of the performance metrics at each reporting date. Performance-based cash units that are accounted for as equity awards are measured at the closing stock price at the grant date and are recognized on a straight-line basis over the requisite service period. The expense for the period will increase or decrease based on the percentage achievement of the performance metrics at each reporting date.

Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Expected volatility was calculated based on historical information of the Company’s stock. The average expected life was determined using historical stock option exercise activity. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the grant date. The Company has never declared or paid cash dividends on the common equity and does not anticipate paying any cash dividends on the common equity in the foreseeable future. Forfeitures are accounted for as they occur.

Segment and Geographic Information

The Company’s chief operating decision‑maker is the Chief Executive Officer. The Company operates and offers various products in North America, Europe and Asia‑Pacific with the majority of the Company’s revenue and assets in the U.S. The Company assessed its current structure and operations and determined it has one operating segment and a single reportable segment as the business is managed and assessed by the chief operating decision-maker based on the consolidated results of the organization.

Revenues by geography are based on the billing addresses of the Company’s customers. The following tables set forth revenue and property and equipment, net by geographic area:

	Year Ended December 31,
	2024	2023	2022
Revenue:
Domestic	$160,552	$151,882	$164,255
Foreign	13,042	12,314	9,501
Total revenue	$173,594	$164,196	$173,756

	Year Ended December 31,
	2024	2023
Property and equipment, net:
Domestic	$2,525	$2,570
Foreign	629	1,103
Total property and equipment, net	$3,154	$3,673

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Note 3. Revenue

Disaggregation of revenue

The Company disaggregates revenue from contracts with customers into the nature of the products and services and geographical regions. The Company’s geographic regions are the North America, Europe, the Middle East and Africa (“EMEA”), and Asia Pacific (“APAC”). The majority of the Company’s revenue is from the TMT sector.

	Year Ended December 31, 2024
	Cloud	NetworkX[1]	Messaging[2]	Total
Geography:
North America	$160,428	$—	$124	$160,552
APAC	5,316	—	—	5,316
EMEA	7,726	—	—	7,726
Total	$173,470	$—	$124	$173,594

Service Line:
Professional Services	$14,483	$—	$—	$14,483
Transaction Services	—	—	—	—
Subscription Services	158,247	—	26	158,273
License	740	—	98	838
Total	$173,470	$—	$124	$173,594

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

	Year Ended December 31, 2023
	Cloud	NetworkX[1]	Messaging[2]	Total
Geography:
North America	$149,901	$790	$1,191	$151,882
APAC	5,078	—	—	5,078
EMEA	7,236	—	—	7,236
Total	$162,215	$790	$1,191	$164,196

Service Line:
Professional Services	$18,004	$—	$(68)	$17,936
Transaction Services	185	—	—	185
Subscription Services	143,430	790	1,259	145,479
License	596	—	—	596
Total	$162,215	$790	$1,191	$164,196

	Year Ended December 31, 2022
	Cloud	NetworkX[1]	Messaging[2]	Total
Geography:
North America	$155,296	$5,748	$3,211	$164,255
APAC	1,470	(28)	—	1,442
EMEA	6,565	1,494	—	8,059
Total	$163,331	$7,214	$3,211	$173,756

Service Line:
Professional Services	$14,278	$1,838	$894	$17,010
Transaction Services	858	31	—	889
Subscription Services	148,195	5,097	2,022	155,314
License	—	248	295	543
Total	$163,331	$7,214	$3,211	$173,756
_____________________________
1    Includes revenue associated with DXP and Activation contracts divested in the prior period, as well as residual NetworkX contracts not included in the Asset Purchase Agreement with Lumine Group recognized in the current and prior periods.
2    Includes revenue recognized in the current and prior periods associated with residual Messaging contracts not included in the Asset Purchase Agreement with Lumine Group.

Trade Accounts Receivable and Contract balances

The Company classifies its right to consideration in exchange for deliverables as either a receivable or a contract asset. A receivable is a right to consideration that is unconditional (i.e., only the passage of time is required before payment is due). For example, the Company recognizes a receivable for revenues related to its time and materials and transaction or volume-based contracts. The Company presents such receivables in Trade accounts receivable, net on the Consolidated Balance Sheets at their net estimated realizable value. The Company maintains an allowance for credit losses to provide for the estimated amount of receivables that may not be collected. The allowance is based upon an assessment of customer creditworthiness, historical payment experience, the age of outstanding receivables and other applicable factors.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

A contract asset is a right to consideration that is conditional upon factors other than the passage of time. For example, the Company would record a contract asset if it records revenue on a professional services engagement, but are not entitled to bill until the Company achieves specified milestones. The Company presents such contract assets in Other current assets and Other noncurrent assets on the Consolidated Balance Sheets. The contract asset balance was $0.6 million and $1.2 million at December 31, 2024 and 2023, respectively.

Amounts collected in advance of services being provided are accounted for as contract liabilities, which are presented as Deferred revenue, current on the Consolidated Balance Sheets and are realized with the associated revenue recognized under the contract. Nearly all of the Company's contract liabilities balance are related to services revenue, primarily subscription services contracts.

The Company’s contract assets and liabilities are reported in a net position on a customer basis at the end of each reporting period.

Significant changes in the contract liabilities balance (current and non-current) during the period are as follows:

Contract Liabilities[1]
Balance at December 31, 2023	$1,095
Revenue recognized in the period	(173,105)
Amounts billed but not initially recognized as revenue	172,847
Balance at December 31, 2024	$837
_____________________________
1    Comprised of Deferred Revenue. $1.1 million of revenue recognized in the period was included in the contract liability balance at the beginning of the period.

Revenues recognized during the year ended December 31, 2024 for performance obligations satisfied or partially satisfied in previous periods were immaterial.

Contract acquisition costs

In connection with the adoption of Topic 606 and the related cost accounting guidance under Accounting Standards Codification (“ASC”) 340, the Company is required to capitalize certain contract acquisition costs consisting primarily of commissions and bonuses paid when contracts are signed. For contracts that have a duration of less than one year, the Company follows a Topic 606 practical expedient and expenses these costs over the estimated customer life, because it does not pay commissions upon renewals that are commensurate with the initial contract. During the years ended December 31, 2024, 2023 and 2022 the amounts of amortization were not material and there were no impairments in relation to costs capitalized.

Contract Fulfillment Costs

Under ASC 340-40, the Company evaluates whether or not it should capitalize the costs of fulfilling a contract. Such costs would be capitalized when they are not within the scope of other standards and: (1) are directly related to a contract; (2) generate or enhance resources that will be used to satisfy performance obligations; and (3) are expected to be recovered. As of December 31, 2024 and 2023, the Company had nil and $0.2 million of capitalized contract fulfillment costs, respectively.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Transaction price allocated to the remaining performance obligations

Topic 606 requires that the Company disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of December 31, 2024. The Company has elected not to disclose transaction price allocated to remaining performance obligations for:

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

As of December 31, 2024, the aggregate amount of transaction price allocated to remaining performance obligations, other than those meeting the exclusion criteria above, was $165.7 million, of which approximately 80.0% is expected to be recognized as revenues within 2 years, and the remainder thereafter.

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

Note 4. Divestitures and Discontinued Operations

Discontinued Operations

Messaging and NetworkX Businesses Sale

On October 31, 2023 (the “Closing Date”), Synchronoss Technologies, Inc. and certain of its affiliated entities (such entities, together with the Company, the “Company Group”) entered into an Asset Purchase Agreement (the “Agreement”) with Lumine Group Software Solutions (Ireland) Limited, a private limited company incorporated under the laws of Ireland, Lumine Group UK Holdco Ltd, Incognito Software Systems Inc., Lumine Group US Holdco, Inc., Lumine Group Australia Holdco Pty Ltd, Openwave Messaging (Ireland) Limited, Razersight Software Solutions Ireland Limited, Spatial Software Solutions Ireland Limited, Razorsight Software Solutions US Inc., and Openwave Messaging US Inc. (such entities, the “Buyer”), pursuant to which the Company Group sold its Messaging and NetworkX businesses (the “Messaging and NetworkX Businesses”) to Buyer (the “Transaction”) for a total purchase price of up to $41,800,000 (the “Purchase Price”), and Buyer assumed certain liabilities of the Messaging and Digital Businesses. Lumine Group Inc., the parent entity of Lumine Group Software Solutions (Ireland) Limited, guaranteed certain obligations of Buyer under the Agreement pursuant to a separate Limited Guaranty, by and between Lumine Group Inc. and the Company, dated as of the date of the Agreement. The Purchase Price, which was subject to set-off rights in certain circumstances and certain adjustments, was payable as follows: (i) $31,300,000 (as adjusted) was paid in cash to the Company on the Closing Date, (ii) an additional $7,200,000 was deposited by Buyer into an escrow account on the Closing Date (which amount will remain in escrow until reconciliation of a net tangible asset adjustment), with any amounts in such escrow account to be released from escrow to either Buyer or the Company, based on whether such reconciliation indicates a deficit or a surplus in net tangible assets relative to a negotiated target amount, following such reconciliation process, which took in excess of 150 days following the Lumine Closing Date for the initial portion of the net tangible asset reconciliation and 300 days or more following the Closing Date for reconciliation of certain specified assets to be completed,

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

(iii) an additional $300,000 in cash (which amount was not deposited into an escrow account) could have become payable to the Company in accordance with the terms of the Agreement in the event that the voluntary disclosure process with respect to certain sales tax matters related to the Messaging and NetworkX Businesses were resolved by the Company within 9 months following the Closing Date, and (iv) an additional amount of up to $3,000,000 in cash (which amount was not deposited into an escrow account) could have become payable to the Company as an earn-out based on the achievement of specified gross revenue targets for the Messaging and NetworkX Businesses in fiscal year 2023. Pursuant to the Certificate of Designations of the Series B Perpetual Non-Convertible Preferred Stock, on November 3, 2023 the Company redeemed 9,874 shares of its outstanding Series B Preferred Stock by using $10,000,000 of the Purchase Price, of which $9.9 million was related to principal and $0.1 million was related to accrued dividend.

This transaction represented a strategic shift designed to maximize shareholder value and allow the Company to solely focus on providing cloud-centric solutions. In connection with the sale transaction, the Company determined its Messaging and NetworkX Businesses qualified for discontinued operations accounting treatment in accordance with ASC 205-20. The Company allocated $28.6 million goodwill to the transaction using Level 3 estimates, and recognized a loss on divestiture of $16.4 million reported in Loss on divestiture on the Consolidated Statements of Operations for the year ended December 31, 2023. The Company received $31.3 million in cash proceeds from the sale of Messaging and NetworkX, which was offset by $0.4 million of assumed transaction expenses and $7.2 million of operating cash on the divested entities. Total consideration for the sale also included $1.5 million of deferred consideration representing the estimated fair value of Purchase Price items ii, iii and iv referenced above, which were reflected in the Prepaid & other current assets line on the Consolidated Balance Sheets as of December 31, 2023. During the third quarter of 2024 final settlements were completed in accordance with the terms of the Purchase Agreement, resulting in the Company receiving $1.5 million in cash which was reported under investing activities on the Consolidated Statements of Cash Flows.

The following tables set forth details of net income from discontinued operations for the years ended December 31, 2024, 2023 and 2022, related to Messaging and NetworkX Businesses sale.

	Year Ended December 31,
	2024	2023	2022
Net revenues	$—	$55,409	$78,872
Costs and expenses:
Cost of revenues[1]	—	29,979	45,202
Research and development	—	5,967	6,022
Selling, general and administrative	—	11,061	9,173
Restructuring charges	—	3	462
Depreciation and amortization	—	10,518	16,997
Total costs and expenses	—	57,528	77,856
(Loss) income from operations	—	(2,119)	1,016
Interest income	—	8	12
Interest expense	—	—	(1)
Other expense, net	—	(89)	(106)
(Loss) income from operations, before taxes	—	(2,200)	921
Loss on divestiture	—	(16,382)	—
Provision for income taxes	—	(1,935)	(1,918)
Net loss	$—	$(20,517)	$(997)
_____________________________
1    Cost of revenues excludes depreciation and amortization which are shown separately.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

There were no assets and liabilities related to discontinued operations as of December 31, 2024 and 2023, as all balances were transferred to Lumine Group upon sale.

The following table summarizes the significant non-cash items and capital expenditures of the discontinued operations that are included in the Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	2024	2023	2022
Operating activities:
Depreciation and amortization	$—	$10,517	$16,997
Stock-based compensation	—	763	997
Loss on divestiture	—	16,382	—
Investing activities:
Additions to capitalized software	—	(4,497)	(5,809)
Proceeds from divestiture[1]	$1,515	$23,674	$—
_____________________________
1    In 2023 the Company received $31.3 million in cash proceeds from the sale of the Messaging and NetworkX, which was offset by $0.4 million of assumed transaction expenses and $7.2 million of operating cash on the divested entities. In addition to the cash received in 2023, total consideration for the sale also included $1.5 million of deferred consideration received in 2024.

Divestitures

Digital Experience Platform and Activation Solutions Sale

On March 7, 2022, Synchronoss Technologies, Inc. and iQmetrix Global Ltd. (“iQmetrix ”), entered into an Asset Purchase Agreement, pursuant to which Synchronoss has agreed to sell its Digital Experience Platform and activation solutions (the “DXP Business”) to iQmetrix for up to a total purchase price of $14 million. The purchase price was payable as follows: (i) $7.5 million on the closing date of the Transaction, (ii) $0.5 million deposited into an escrow account on the Closing Date, (iii) $1 million paid twelve (12) months from the Closing Date, and (iv) $5 million that may be payable as an earn-out.

This transaction closed on May 11, 2022. The Company received the $7.5 million cash payment on the transaction close date. The Company received the $0.5 million payment in escrow during the third quarter of 2022 in accordance with the terms of the Asset Purchase Agreement. The remaining $1 million escrow payment has not been received by the Company in accordance with the agreement. As of December 31, 2023 the Company had fully reserved for the asset and related receivables recorded within the Selling, general and administrative expenses line item on the Consolidated Statements of Income, and was pursuing collection of the payment.

On December 30, 2024, Synchronoss entered into a written Settlement and Mutual Release Agreement with Chrysalis Software Inc., (“Chrysalis”) (formerly, iQmetrix Global Ltd.), according to which Chrysalis shall pay to Synchronoss the total of $0.5 million in five equal quarterly installments with the last payment scheduled to be received before December 31, 2025. The Company received the first installment payment of $0.1 million on December 31, 2024 recorded within the Selling, general and administrative expenses line item on the Consolidated Statements of Operations.

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

The Company drew $9.0 million on the A/R Facility in 2024, and had repaid the balance in full as of December 31, 2024. The Company drew $12.0 million on the A/R Facility in 2023, and had repaid the balance in full as of December 31, 2023. The interest associated with the draw and repayment was not material for both periods. The draw down and subsequent repayment of the A/R Facility represent financing activity, as reported in the Consolidated Statements of Cash Flows. As of December 31, 2024 approximately $2.3 million of the Company’s receivables are held by SN Technologies. As of December 31, 2024 there were no outstanding borrowings against the A/R facility and $1.4 million was available for the Company to draw under the A/R Facility.

Note 6. Allowance for Credit Losses

The Accounts receivable balance on the Company’s Consolidated Balance Sheets as of December 31, 2024 was $18.1 million, net of $1.8 million of allowances. For the year ended December 31, 2024 changes in the allowance of $1.7 million were related primarily related to certain sublease payments not received as of December 31, 2024.

The following table provides a roll-forward of the allowance for credit losses that is deducted from the amortized cost basis of trade accounts receivable to present the net amount expected to be collected for the years ended December 31, 2024, 2023, and 2022:

	Beginning Balance	Additions	Reductions	Ending Balance
Allowance for credit losses:
2024	$108	$1,765	$(48)	$1,825
2023	$51	$61	$(4)	$108
2022	$89	$86	$(124)	$51

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Note 7. Fair Value Measurements

In accordance with US GAAP, fair value is defined as the price that would be received to sell an asset, or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A three-level hierarchy prioritizes the inputs used to measure fair value as follows:

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

The following is a summary of assets, liabilities and their related classifications under the fair value hierarchy:

	December 31, 2024
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Money market accounts[1]	$9,552	$9,552	$—	$—
Total assets	$9,552	$9,552	$—	$—
Liabilities
Performance-based cash units[2,3]	$948	$—	$948	$—
Total liabilities	$948	$—	$948	$—

	December 31, 2023
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Money market accounts[1]	$12,500	$12,500	$—	$—
Total assets	$12,500	$12,500	$—	$—
Liabilities
Performance-based cash units[2,3]	$434	$—	$434	$—
Total liabilities	$434	$—	$434	$—
________________________________
1    Included in Cash and cash equivalents on the Consolidated Balance Sheets.
2    The short-term portion is included in Accrued expenses and the long-term portion is included in Other liabilities, non-current on the Consolidated Balance Sheets.
3    For a discussion of performance-based cash units see Note 16. Stock Plans of the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

Refer to Note 13. Debt of the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for presentation of Fair Value of Debt.

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

During the third quarter of 2023, the interest payment for the Note was not received by the Company from STIN. In the third quarter of 2023 the Company reassessed the collectability of the Note and determined that a full allowance for credit losses was required equal to the carrying value of the Note, recorded within the Selling, general and administrative expenses line item on the Consolidated Statements of Operations. The Company continued to pursue collection of the Note.

During the first quarter of 2024, the Company entered into an agreement with STIN and APC to amend the aforementioned promissory note and reduce the principal balance to $3.0 million, forgive outstanding accrued interest and extend the maturity date of the Note to September 2027. Certain circumstances may enable the Company to receive consideration in excess of the amended principal balance. In the first quarter of 2024 the Company reassessed the collectability of the note and determined a full allowance for credit losses was still required equal to the carrying value of the note. Given the full allowance for credit losses had been recorded against the Note in 2023, the modification of the terms of the Note had no net impact on the consolidated financial statements for the year ended December 31, 2024.

Note 9. Property and Equipment

Property and equipment consist of the following:

	December 31,
	2024	2023
Computer hardware	$25,758	$27,000
Computer software	17,254	17,021
Furniture and fixtures	2,214	2,434
Finance lease assets	2,300	2,085
Leasehold improvements	11,039	12,246
Property and equipment, gross	58,565	60,786
Less: Accumulated depreciation	(55,411)	(57,113)
Property and equipment, net	$3,154	$3,673
Depreciation expense was approximately $1.9 million, $2.2 million and $2.9 million for the year ended December 31, 2024, 2023, and 2022, respectively. Amortization of property and equipment recorded under capital leases are included in depreciation expense.

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

The Company recognized no impairment charges to its goodwill for the years ended December 31, 2024, 2023, and 2022, respectively.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

The following table shows the adjustments to goodwill during 2024 and 2023:

Goodwill
Balance at December 31, 2022[1]	$182,259
Translation adjustments	1,649
Balance at December 31, 2023	$183,908
Translation adjustments	(4,500)
Balance at December 31, 2024	$179,408
________________________________
1    In connection with the sale of the Messaging and NetworkX businesses, the Company allocated goodwill in the amount of $28.6 million to these businesses based upon relative fair value. Such amount is excluded from the balance in the table above and is included in discontinued operations. For additional information, see Note 4. Divestitures and Discontinued Operations of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

Other Intangible Assets

The Company’s intangible assets with definite lives consist primarily of technology, capitalized software, trade names, and customer lists and relationships. These intangible assets are being amortized using the straight-line method over the estimated useful lives of the assets. Amortization expense related to intangible assets for the years ended December 31, 2024, 2023 and 2022 was $15.2 million, $14.6 million, and $11.9 million, respectively.

The Company includes impairment charges to its intangible assets within depreciation and amortization on the Consolidated Statements of Operations. The Company recognized no impairment charges to its intangible assets for the years ended December 31, 2024, 2023 and 2022 respectively.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

The Company’s intangible assets consist of the following:

	December 31, 2024
	Cost	Accumulated Amortization	Net
Technology	$50,479	$(50,479)	$—
Customer lists and relationships	64,950	(63,283)	1,667
Capitalized software and patents	78,006	(60,556)	17,450
Trade name	1,863	(1,863)	—
Total	$195,298	$(176,181)	$19,117

	December 31, 2023
	Cost	Accumulated Amortization	Net
Technology	$52,545	$(52,545)	$—
Customer lists and relationships	67,129	(64,387)	2,742
Capitalized software and patents	67,687	(48,215)	19,472
Trade name	1,878	(1,878)	—
Total	$189,239	$(167,025)	$22,214
Estimated future amortization expense of its intangible assets for the next five years is as follows:

Year ending December 31,
2025	$11,253
2026	3,951
2027	145
2028	17
2029	16
Thereafter	42
Total future amortization	15,424
Capitalized software costs in the development stage[1]	3,693
Total	$19,117
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

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Note 11. Accrued Expenses

The Company’s accrued expenses consist of the following:

	December 31,
	2024	2023
Accrued compensation and benefits	$14,314	$17,439
Accrued operating lease liabilities	6,010	5,838
Accrued professional service fees	2,047	4,587
Accrued income taxes payable	2,028	338
Accrued interest	1,716	1,969
Accrued other	1,578	2,074
Accrued telecommunications and hosting	1,117	3,101
Accrued sales and use tax	987	1,090
Accrued finance lease liabilities	722	562
Accrued Series B preferred stock dividend	—	2,129
Total	$30,519	$39,127

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

Assets under operating leases are included in Operating lease right-of-use assets, with the related short-term liabilities included in Accrued expenses and long-term portion included in Leases, non-current on the Consolidated Balance Sheets.

Assets under finance leases are included in Property, plant and equipment, net, with the related short-term liabilities included in Accrued Expenses and long-term portion in Leases, non-current on the Consolidated Balance Sheets.

Operating lease costs are recognized on a straight-line basis over the lease terms. Finance lease assets are amortized on a straight-line basis over the shorter of the estimated useful lives of the assets or the lease terms.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

The following table presents information about the Company's ROU assets and lease liabilities:

	December 31,
	2024	2023
Operating lease assets:
Non-current operating lease ROU assets	$8,445	$14,791
Finance lease assets:
Equipment, net	1,137	1,094

Operating lease liabilities:
Lease liabilities, current[1]	6,010	5,838
Lease liabilities, non-current	16,320	23,037
Total operating lease liabilities	$22,330	$28,875

Finance lease liabilities:
Lease liabilities, current[1]	722	562
Lease liabilities, non-current	456	556
Total finance lease liabilities	$1,178	$1,118
________________________________
1    Amounts are included in Accrued expenses on the Consolidated Balance Sheets.

The following table provides a roll-forward of the operating lease ROU assets:

ROU Assets
Balance at December 31, 2022	$20,106
ROU assets amortization	(3,473)
ROU assets impairment	(1,918)
Foreign exchange	76
Balance at December 31, 2023	$14,791
ROU assets amortization	(3,007)
ROU assets impairment and remeasurements, net	(3,166)
Foreign exchange	(173)
Balance at December 31, 2024	$8,445

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

The following table provides a roll-forward of the operating lease liabilities:

Operating Lease Liabilities
Balance at December 31, 2022	$33,931
Interest accretion	2,490
Cash payments	(7,717)
Foreign exchange and Other	171
Balance at December 31, 2023	$28,875
Interest accretion	2,011
Cash payments	(7,663)
Remeasurements[1]	(632)
Foreign exchange and Other	(261)
Balance at December 31, 2024	$22,330
_____________________________
1    Reflects remeasurement recorded for Bangalore, India office location.

The following table presents information about lease expense and sublease income:

	Year Ended December 31,
	2024	2023	2022
Finance leases:
Interest expense	$107	$77	$59
Depreciation expense	662	562	378
Total finance leases	769	639	437

Operating leases:
Operating lease costs[1]	5,056	5,961	6,485
Other lease costs and income:
Variable lease costs[1]	798	1,131	1,141
Operating lease impairments (remeasurements), net[1,2]	2,534	1,918	(274)
Sublease income[1]	(2,427)	(3,555)	(2,767)
Total operating leases	5,961	5,455	4,585
Total net lease cost	$6,730	$6,094	$5,022
_____________________________
1    Amounts are included in Cost of revenues, Selling, general and administrative and/or Research and development based on the function that the underlying leased asset supports, which are reflected on the Consolidated Statements of Operations.
2    Reflects impairments and remeasurements recorded for Bethlehem, Pennsylvania and Bangalore, India office locations in the current and prior periods, respectively.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

The following table provides the undiscounted amount of future cash flows included in the Company’s lease liabilities at December 31, 2024 for each of the five years subsequent to December 31, 2024 and thereafter, as well as a reconciliation of such undiscounted cash flows to the Company’s lease liabilities at December 31, 2024:

	Operating Leases	Finance Leases
2025	$7,531	$763
2026	7,539	501
2027	6,185	23
2028	4,272	—
2029	—	—
Thereafter	—	—
Total future lease payments	25,527	1,287
Less: amount representing interest	(3,197)	(109)
Present value of future lease payments (lease liability)	$22,330	$1,178

The following table provides the weighted average remaining lease term and weighted average discount rates for the Company’s leases:

	Year Ended December 31,
	2024	2023	2022
Weighted average remaining lease term (years), weighted based on lease liability balances:
Finance leases	2.0	2.2	2.2
Operating leases	3.7	4.4	5.4

Weighted average discount rate (percentages), weighted based on the remaining balance of lease payments:
Finance leases	10.0%	9.3%	7.4%
Operating leases	8.0%	8.0%	8.0%

The following table provides certain cash flow and supplemental noncash information related to the Company’s lease liabilities:

	Year Ended December 31,
	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Finance leases	$926	$641	$424
Operating leases	$7,663	$7,717	$7,876

Lease liabilities arising from obtaining right-of-use assets:
Finance leases	$710	$787	$387
Operating leases	$—	$—	$—

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

The Term Loan bears interest at a rate per annum equal to the Adjusted Term Secured Overnight Financing Rate (“SOFR”) (as defined in the Credit Agreement) for the applicable interest period, plus applicable margin of 5.50%, subject to a floor of 2.50%.

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

The Company made $0.9 million of principal payments on the Term Loan for the year ended December 31, 2024 in line with the terms of the Credit Agreement.

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

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

The Company is in compliance with its debt covenants pertaining to the Term Loan as of December 31, 2024.

Repurchase of Senior Notes and Series B Preferred

On June 28, 2024 the Company used $66.5 million of the proceeds from the Term Loan and $2.6 million non-interest-bearing deferred consideration, paid to B. Riley in December of 2024, for a total consideration of $69.1 million (“the total consideration”) to repurchase 100% of its outstanding Series B Perpetual Non-Convertible Preferred Stock (the “Series B Preferred”) and 787,590 (14%) of its outstanding 2021 Senior Notes from B. Riley Principal Investments, LLC (“BRPI”), a related party.

The fair value of Series B Preferred stock of $57.6 million was determined using a discounted cash flow model using level two inputs. The carrying value of Series B Preferred was $58.2 million. The second quarter’s accrued dividend of $2.1 million was forgiven at the time of the repurchase. The Series B Preferred repurchase gain of $2.7 million was calculated as the fair value of consideration paid less the carrying value, less the second quarter’s accrued dividend forgiven. The $2.7 million gain was accounted for as capital transaction and reflected as an adjustment to additional paid-in capital (“APIC”). While the transaction was not reflected in the income statement, the gain was reflected in the adjustment to net income from common shareholders for purposes of calculating EPS, for the year ended December 31, 2024.

The Company allocated $57.6 million of the total consideration to the Series B Preferred based on the fair value and allocated the remaining consideration of $11.5 million to the Senior Notes repurchase. The carrying value of Senior notes repurchased was $19.1 million including $0.6 million of unamortized debt issuance costs. The second quarter’s accrued interest of $0.3 million was forgiven at the time of the repurchase. The Senior Note Repurchase gain of $7.9 million was calculated as the remaining consideration paid of $11.5 million less the carrying value, less the second quarter’s accrued interest forgiven. The Company accounted for the debt repurchase as a redemption with a related party. ASC 470-50-40-2 indicates that such an extinguishment transaction may be in essence a capital transaction. Therefore, the transaction was accounted for as a capital transaction and reflected as an adjustment to APIC, which resulted in a gain of $7.9 million for the year ended December 31, 2024.

2021 Senior Notes

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

On June 28, 2024, Synchronoss repurchased 787,590 of its Senior Notes from BRPI, as described above.

The Company is in compliance with its debt covenants pertaining to the Senior Notes as of December 31, 2024.

The maturity date of our Senior Notes is June 30, 2026. Under the provisions of the Term Loan, if we are unable to refinance, redeem or repay in full our Senior Notes prior to March 31, 2026, the maturity date of our Term Loan accelerates to March 31, 2026 (the “Springing Maturity Date”). Management intends to refinance the Senior Notes and/or Term Loan prior to either instrument becoming due within the next twelve months. The inability to obtain adequate financing could have a material adverse effect on our business, results of operations and financial condition, and could raise questions about our ability to continue as a going concern. Accordingly, management’s quarterly liquidity assessments after March 31, 2025 (one year prior to the Springing Maturity Date) may need to consider the potential accelerated maturity of the Term Loan as it could become due within 12 months at that time if the Senior Notes have not been refinanced, redeemed or repaid in full by March 31, 2026.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Carrying Value of Debt

The carrying amounts of the Company’s borrowings were as follows:

	Balance at December 31,
	2024	2023
2021 Senior Notes:
Senior Notes	$121,387	$141,077
Unamortized discount and debt issuance cost[1]	(2,625)	(4,862)
Carrying value of Senior Notes	118,762	136,215
2024 Term Loan:
Term Loan	74,063	—
Unamortized debt issuance cost[1]	(6,110)	—
Carrying value of Term Loan	67,953	—
Total carrying value of debt	186,715	136,215
Current portion of long-term debt	1,875	—
Long-term debt, net of current portion	$184,840	$136,215
________________________________
1    Debt issuance costs are deferred and amortized into interest expense using the effective interest method.

Fair Value of Debt

The fair value of the 2021 Senior Notes was determined based on the closing trading price of the Senior Notes as of December 31, 2024 and is categorized accordingly as Level 2 in the fair value hierarchy. The fair value of the 2024 Term Loan was obtained using the Discounted Cash Flow (DCF) valuation model with observable inputs as of December 31, 2024 and is categorized accordingly as Level 2 in the fair value hierarchy.

	Balance at December 31, 2024
		Fair Value
	Carrying Amount	(Level 1)	(Level 2)	(Level 3)	Total
Total debt	$186,715	$—	$193,275	$—	$193,275

	Balance at December 31, 2023
		Fair Value
	Carrying Amount	(Level 1)	(Level 2)	(Level 3)	Total
Total debt	$136,215	$—	$107,557	$—	$107,557

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Interest expense

The following table summarizes the Company’s interest expense:

	Year Ended December 31,
	2024	2023	2022
2021 Senior Notes:
Amortization of debt issuance costs	$1,563	$1,534	$1,391
Interest on borrowings	10,991	11,816	11,815
Amortization of debt discount	107	97	88
2024 Term Loan:
Amortization of debt issuance costs	682	—	—
Amortization of exit fee	151	—	—
Interest on borrowings	4,105	—	—
Other[1]	404	516	345
Total	$18,003	$13,963	$13,639
________________________________
1    Includes interest on uncertain tax provisions.

Note 14. Accumulated Other Comprehensive (Loss) / Income

The changes in accumulated other comprehensive (loss) income during the years ended December 31, 2024, 2023, and 2022 were as follows:

	Balance at December 31, 2023	Other Comprehensive Income (Loss)	Tax Effect	Balance at December 31, 2024
Foreign currency	$(22,212)	$(15,405)	$—	$(37,617)
Unrealized loss on intercompany foreign currency transactions	(3,520)	—	—	(3,520)
Total	$(25,732)	$(15,405)	$—	$(41,137)

	Balance at December 31, 2022	Other Comprehensive Income (Loss)	Tax Effect	Balance at December 31, 2023
Foreign currency	$(40,611)	$18,399	$—	$(22,212)
Unrealized loss on intercompany foreign currency transactions	(3,520)	—	—	(3,520)
Total	$(44,131)	$18,399	$—	$(25,732)

	Balance at December 31, 2021	Other Comprehensive Income (Loss)	Tax Effect	Balance at December 31, 2022
Foreign currency	$(29,350)	$(11,261)	$—	$(40,611)
Unrealized (loss) income on intercompany foreign currency transactions	(3,635)	191	(76)	(3,520)
Total	$(32,985)	$(11,070)	$(76)	$(44,131)

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

The Reverse Stock Split was effected simultaneously for all shares of Common Stock issued and outstanding, and affected all holders of the Company’s Common Stock uniformly and does not affect any stockholder’s percentage ownership interests in the Company, except with respect to the treatment of fractional shares. The Company did not issue fractional shares for post-Reverse Stock Split shares in connection with the Reverse Stock Split. Stockholders who otherwise were entitled to receive a fractional share of Common Stock had such fractional share rounded up to the nearest whole share. The Company retroactively displayed the effect of the Reverse Stock Split change on the Consolidated Balance Sheets, and retroactively adjusted the computations of basic and diluted EPS for all periods presented on the Consolidated Statements of Operations.

As of December 31, 2024, the Company’s authorized capital stock was 26,666,667 shares of stock with a par value of $0.0001, of which 16,666,667 shares were designated as common stock and 10,000,000 shares were designated as preferred stock.

Common Stock

Each holder of common stock is entitled to vote on all matters and is entitled to one vote for each share held. Dividends on common stock will be paid when, and if, declared by the Company’s Board of Directors. No common stock dividends have ever been declared or paid by the Company.

Treasury Stock

The Company’s Treasury Stock balance is nil as of December 31, 2024.

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

Repurchase of Series B Preferred Stock

On June 28, 2024 the Company repurchased all outstanding shares of the Series B Preferred stock, as discussed in Note 13. Debt. On July 1, 2024 the Company filed a Certificate of Elimination to the Series B Certificate with the Secretary of State of the State of Delaware. As a result of the Series B Repurchase, no shares of the Series B Preferred remain outstanding and none are authorized for issuance as of December 31, 2024, and the authorized shares of Series B Preferred Stock were returned to the status of authorized but unissued shares of preferred stock of the Company, without designation as to series pursuant to the Certificate of Designations.

A summary of the Company’s Series B Preferred stock balance at December 31, 2024 and changes during the year ended December 31, 2024 and 2023, are presented below:

	Series B Preferred Stock
	Shares	Amount
Balance at December 31, 2022[1]	71	$68,348
Amortization of preferred stock issuance costs	—	328
Redemption of Series B preferred shares	(10)	(9,874)
Balance at December 31, 2023[1]	61	$58,802
Excise tax on fair value of Series B preferred stock at redemption	—	(576)
Redemption of Series B preferred shares	(61)	(58,226)
Balance at December 31, 2024	—	$—
________________________________
1    Series B preferred stock principal balance is presented net of unamortized issuance costs.

The Company paid Series B Perpetual Non-Convertible Preferred Stock dividend of $4.3 million in cash for the year ended December 31, 2024.

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

Under the 2015 Plan, the Company may grant to its employees, outside directors, and consultants awards in the form of non-qualified stock options, shares of restricted stock, stock units, or stock appreciation rights and performance shares. The Company’s Board of Directors administers the Plan and is responsible for determining the individuals to be granted options or shares, the number of options or shares each individual will receive, the price per share and the exercise period of each option. At the annual meeting of stockholders the Company held on June 5, 2024, the Company’s stockholders approved the amendment and restatement of the Company’s 2015 Equity Incentive Plan to increase the maximum total number of shares of

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

common stock issuable under the Plan by 1,053,000 shares. The maximum number of shares of common stock authorized for issuance under the 2015 Plan is 5,741,575 shares as of December 31, 2024.

On December 15, 2017, the Compensation Committee adopted the 2017 New Hire Equity Incentive Plan (“2017 Plan”), which is intended to be exempt from the stockholder approval requirements under the “inducement grant exception” provided by the Inducement Rule. The Committee authorized the issuance of stock grants to new hires, with the purpose of promoting the long-term success of the Company and the creation of stockholder value by (a) providing for the attraction and retention of new employees with exceptional qualifications, (b) encouraging new employees to focus on critical long-range objectives, and (c) linking new employees directly to stockholder interests through increased stock ownership. As required by the Inducement Rule, the Company issues a press release promptly upon issuing shares to new employees pursuant to the 2017 Plan. The maximum number of shares of common stock authorized for issuance under the 2017 Plan is 229,635 shares as of December 31, 2024.
As of December 31, 2024, there were 0.8 million shares available for the grant or award under the Company’s 2015 Plan and 0.1 million shares available for the grant or award under the Company’s 2017 Plan.

Stock Options

Stock options granted under the Company’s Plans generally vest one-third of the shares on the first, second and third anniversary of the grant date subject to optionee’s continuous service.

Other than as set forth in Note 15. Capital Structure, there were no significant changes to the Company’s Stock Option Plans during the year ended December 31, 2024.

The Company uses the Black-Scholes option pricing model for determining the estimated fair value for stock options. The weighted average assumptions used in the Black-Scholes stock option pricing model are as follows:

	Year Ended December 31,
	2024	2023	2022
Expected stock price volatility	78.8%	74.5%	74.1%
Risk-free interest rate	4.2%	4.3%	3.1%
Expected life of options (in years)	4.06	4.30	4.15
Expected dividend yield	0.0%	0.0%	0.0%
Weighted average fair value of the options	$5.69	$3.95	$6.39

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

The following table summarizes information about stock options outstanding as of December 31, 2024:

Stock Options	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2023	649	$30.44
Options Granted	6	8.94
Options Exercised	(22)	10.79
Options Cancelled	(171)	40.89
Outstanding at December 31, 2024	462	$28.27	3.39	$20
Vested and exercisable at December 31, 2024	382	$31.94	3.12	$6

The total intrinsic value of stock options exercised during the year ended December 31, 2024 and 2023 was $0.06 million and nil, respectively. The total intrinsic value of stock options exercisable as of December 31, 2024 and 2023 was nil and nil, respectively.

Restricted Stock Awards

Restricted stock awards (“Restricted Stock”) granted under the Company’s Plans generally vest one-third of the applicable shares on the first, second, and third anniversary of the grant date, subject to continuous service provided.

Other than as set forth in Note 15. Capital Structure, there were no significant changes to the Company’s restricted stock award (“Restricted Stock”) and performance stock plan during the year ended December 31, 2024.

A summary of the Company’s unvested restricted stock at December 31, 2024 and changes during the year ended December 31, 2024 are presented below:

Restricted Stock Awards	Number of Awards	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2023	491	$10.88
Granted	521	8.01
Granted adjustment[1]	38	12.24
Vested	(268)	11.82
Forfeited	(66)	10.22
Unvested at December 31, 2024	716	$8.54
_____________________________
1    Represents performance-based cash units grants that vested and were paid out in form of shares of stock during the period.

Restricted stock awards are granted subject to service conditions. Restricted stock are measured at the closing stock price at the date of grant and expense is recognized on a straight-line basis over the requisite service period.

Performance-Based Cash Units

Performance-based cash units (“PBCU”) are performance-based awards granted under Company’s Long Term Incentive (“LTI”) Plans. PBCU generally vest at the end of a three-year period based on service and achievement of certain performance

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

objectives determined by the Company’s Board of Directors. The PBCU can be settled in cash or in equity as determined by the Compensation Committee, subject to the availability of shares for issuance.

Performance-based cash units that are accounted for as equity awards are measured at the closing stock price at the grant date and are recognized on a straight-line basis over the requisite service period. The expense for the period will increase or decrease based on the percentage achievement of the performance metrics at each reporting date. The expense for these awards is recorded in APIC on the Consolidated Balance Sheets.

Performance-based cash units that are accounted for as liability awards are measured at the closing stock price at the reporting period end date and are recognized straight-line over the requisite service period. The expense for the period will increase or decrease based on updated fair values of these awards as well as the percentage achievement of the performance metrics at each reporting date. These awards are reflected in Accrued expenses on the Consolidated Balance Sheets.

The Company has three active LTI Plans: 2022-2024 LTI Plan, 2023-2025 LTI Plan and 2024-2026 LTI Plan as of December 31, 2024.

As of December 31, 2024, the Company’s PBCU granted to employees under the 2022-2024 LTI Plan have been accounted for as equity awards, due to the Company’s intent and the ability to settle such awards in shares of stock upon vesting during the first quarter of 2025.

As of December 31, 2024, the Company’s PBCU granted to employees under the 2023-2025 LTI Plan and 2024-2026 LTI Plan have been accounted for as liability awards, due to the Company’s intent and the ability to settle such awards in cash upon vesting and expected lack of shares available for issuance. As of December 31, 2024, the liability for such awards is approximately $0.9 million.

A summary of the Company’s unvested performance-based cash units at December 31, 2024 and changes during the year ended December 31, 2024, is presented below:

Performance-Based Cash Units	Number of Awards	Period end Fair Value
Outstanding at December 31, 2023	507	$6.21
Granted	206
Granted adjustment [1]	(37)
Vested and distributed [2]	(38)
Forfeited	(36)
Outstanding at December 31, 2024	602	$9.88
_____________________________
1    Includes changes in the unvested units due to performance adjustments.
2    Includes earned PBCU that vested and were distributed to participants during the period.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense related to all of the Company’s stock awards included by operating expense categories, as follows:

	Year Ended December 31,
	2024	2023	2022
Cost of revenues	$325	$109	$249
Research and development	1,669	1,291	1,472
Selling, general and administrative	4,378	2,990	2,743
Total stock-based compensation expense	$6,372	$4,390	$4,464

The following table summarizes stock-based compensation expense related to all of the Company’s stock awards included by award types, as follows:

	Year Ended December 31,
	2024	2023	2022
Stock options	$568	$1,334	$1,981
Restricted stock awards	2,681	2,930	2,500
Performance-based cash units	3,123	126	(17)
Total stock-based compensation before taxes	$6,372	$4,390	$4,464
Tax benefit	$1,218	$958	$938

The total stock-based compensation cost related to unvested equity awards as of December 31, 2024 was approximately $4.1 million. The expense is expected to be recognized over a weighted average period of approximately 1.9 years.

The total stock-based compensation cost related to unvested performance-based cash units as of December 31, 2024 was approximately $2.9 million. The expense is expected to be recognized over a weighted average period of approximately 1.8 years.

Note 17. 401(k) Plan

The Company has a 401(k) plan (the “401(k) Plan”) covering all eligible employees. The 401(k) Plan allows for a discretionary employer match. The Company incurred and expensed $1.3 million, $1.6 million, and $1.5 million for the years ended December 31, 2024, 2023 and 2022, respectively, in 401(k) Plan match contributions.

Note 18. Restructuring

The Company continues to identify workforce optimization opportunities to better align the Company’s resources with its key strategic priorities.

A summary of the Company’s restructuring accrual at December 31, 2024 and changes during the year ended December 31, 2024 are presented below:

	Balance at December 31, 2023	Charges	Payments	Other Adjustments	Balance at December 31, 2024
Employment termination costs	$2,388	$1,273	$(2,949)	$—	$712

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Employee termination costs are reported in Restructuring charges on the Consolidated Statements of Operations. The entire balance related to employee termination costs of $0.7 million is short-term and is included in Accrued expenses under Current liabilities on the Consolidated Balance Sheets as of December 31, 2024.

Note 19. Income Taxes

The components of Income (loss) from continuing operations, before taxes are as follows:

	Year Ended December 31,
	2024	2023	2022
Domestic	$(41,981)	$(48,967)	$(34,752)
Foreign	55,748	19,656	27,974
Total	$13,767	$(29,311)	$(6,778)
The components of income tax (expense) benefit from continuing operations are as follows:

	Year Ended December 31,
	2024	2023	2022
Current:
Federal	$(1,632)	$(1,114)	$(1,159)
State	(82)	(67)	(62)
Foreign	(3,646)	(821)	1,139
Deferred:
Federal	(739)	(2,747)	(26)
State	(3)	3	157
Foreign	(1,511)	3	10
Income tax (provision) benefit	$(7,613)	$(4,743)	$59
The Company recognized approximately $7.6 million and $4.7 million in related income tax expense during the years ended December 31, 2024 and 2023, respectively. The effective tax rate was approximately 55.3% for the year ended December 31, 2024, which was higher than the U.S. federal statutory rate primarily due to the impact of Global Intangible Low-Taxed Income, an increase in the deferred tax liability associated with changes in management’s indefinite reinvestment assertion under APB 23 in one foreign jurisdiction, changes to tax attributes associated with the open IRS audit, amended returns, and legal entity liquidations, and the tax impact of equity compensation shortfalls and cancellations and current period financing transactions. This increase was partially offset by changes in the valuation allowance for loss jurisdictions where full valuation allowances have been recorded, foreign rate differential and GAAP to statutory adjustments. The Company’s effective tax rate was approximately (16.2)% for the year ended December 31, 2023, which was lower than the U.S. federal statutory rate primarily due to the impact of Global Intangible Low-Taxed Income, attributable to income in foreign jurisdictions and the impact of the U.S. capitalization of research expenses, and the impact of recognizing a deferred tax liability associated with changes in management’s indefinite reinvestment assertion under APB 23 for one foreign jurisdiction. This decrease was partially offset by changes in the valuation allowance for loss jurisdictions where full valuation allowances have been recorded, foreign rate differential and GAAP to statutory adjustments.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Reconciliations of the statutory tax rates and the effective tax rates from continuing operations for the years ended December 31, 2024, 2023 and 2022 are as follows:

	Year Ended December 31,
	2024	2023	2022
Statutory rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	0.5%	(0.2)%	0.8%
Effect of rates different than statutory	(24.8)%	4.2%	30.2%
Stock based compensation	4.7%	(1.9)%	(14.5)%
Foreign basis differences	(17.4)%	5.0%	16.1%
Other permanent adjustments	0.9%	(3.3)%	(3.3)%
Executive Compensation Limitations	1.9%	—%	—%
Financing Transactions	4.5%	—%	—%
Withholding tax	0.8%	(2.8)%	—%
Tax Credits	—%	0.6%	1.6%
Change in valuation allowance	(24.5)%	4.8%	89.2%
Uncertain tax positions	—%	0.1%	(2.3)%
Other	0.2%	—%	0.5%
Divestiture of assets	—%	—%	(17.6)%
Global intangible low-taxed income	61.4%	(20.5)%	(131.3)%
Deferred tax adjustments	3.7%	(1.1)%	2.2%
Entity Liquidation	5.3%	—%	—%
Return to provision	2.6%	(1.2)%	8.3%
ABP 23 liability	7.3%	(20.9)%	—%
Amended returns and refund claims	7.2%	—%	—%
Effective tax rate	55.3%	(16.2)%	0.9%

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2024	2023
Deferred tax assets:
Accrued liabilities	$543	$486
Bad debts reserve	1,458	3,163
Deferred compensation	4,342	4,150
Federal net operating loss carry forwards	2,716	4,271
State net operating loss carry forwards	9,439	8,641
Foreign net operating loss carry forwards	943	4,999
Lease obligations	4,631	5,706
Capital loss carry forwards	6,768	7,633
Intangible assets	534	1,470
Basis difference	6,315	6,372
Credits	1,292	3,331
Fixed assets	591	639
Interest limitation	3,125	1,088
Capitalization of research expenses	25,717	21,805
Other	11	33
Total deferred tax assets	$68,425	$73,787

Deferred tax liabilities:
Unrepatriated Earnings	$(6,694)	$(6,604)
Basis difference	(1,925)	(2,078)
Depreciation and amortization	(444)	(666)
Prepaids	(290)	(323)
Lease assets	(1,419)	(2,524)
Unrealized Foreign Exchange Gain	(1,269)	—
Other	(4)	(734)
Total deferred tax liabilities	(12,046)	(12,929)
Less: valuation allowance	(61,282)	(64,065)
Net deferred income tax (liabilities) assets	$(4,903)	$(3,207)
As of December 31, 2024, the Company has federal and state income tax net operating loss (“NOL”) carryforwards of $12.9 million and $160.1 million, respectively, including NOL carryforwards which will expire at various dates from 2026 through 2043, and NOL carryforwards which do not expire. The Company also has foreign NOL carryforwards in various jurisdictions of $4.1 million that have various carryforward periods. Such NOL carryforwards expire as follows:

Year	NOL Carryforward
2026	258
2027-2043	173,348
Indefinite	3,502
Total	$177,108

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

As of December 31, 2024, the Company has state income tax credit carryforwards of $1.1 million, a portion of which will expire in 2032 and a portion of which do not expire.

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

The Company continues to evaluate the ability to realize all of its net deferred tax assets at each reporting date and records a benefit for deferred tax assets to the extent it has deferred tax liabilities that provide a source of income to benefit the deferred tax asset. As a result of this analysis, the Company recorded a valuation allowance against the net deferred tax assets of certain foreign jurisdictions as the realization of these assets is not more likely than not, given uncertainty of future earnings in these jurisdictions. The valuation allowance decreased by $2.8 million during the year ended December 31, 2024 and increased by $1.0 million during the year ended December 31, 2023, respectively. The decrease in tax year ended December 31, 2024 is primarily related to a decrease in deferred tax assets including capital loss carryforward, federal and foreign net operating loss carryforwards and federal credit carryforwards. This decrease was partially offset by an increase in deferred tax assets primarily associated with changes in interest expense limitation and capitalization of research expenditures. The increase in tax year ended December 31, 2023 primarily related to an increase in deferred tax assets including capital loss carryforward, interest expense limitation and capitalization of research expenditures, net of utilization of tax credit and net operating loss carryforwards. This increase was partially offset by an increase in deferred tax liabilities primarily associated with changes in management’s indefinite reinvestment assertion under APB 23 for one foreign jurisdiction.

The Company's accounting policy is to record the tax impacts of Global Intangible Low-Taxed Income as a period cost. The Company’s current accounting policy related to stranded tax effects in accumulated other comprehensive income is to review and reclassify on an item-by-item basis.

The Company is subject to taxation in the United States and various states and foreign jurisdictions. As of December 31, 2024, the Company’s tax years for 2020 through 2023 are subject to examination by the tax authorities. With few exceptions, as of December 31, 2024, the Company is no longer subject to U.S. federal, state, local, or foreign examinations by tax authorities for years before 2020. Additionally, to the extent we utilize our NOL carryforwards in the future, the tax years in which the attribute was generated may still be adjusted upon examination by the tax authorities in the future period when the attribute is utilized.

During 2021 the Internal Revenue Service commenced an audit of certain of the Company’s prior year U.S. federal income tax filings, including the 2013 through 2020 tax years. The audit is currently ongoing and while receipt of the associated refunds would materially improve its financial position, the Company does not believe that the results of this audit will have a material adverse effect on its financial position or results of operations. Due to the ongoing audit, U.S. federal tax returns for years 2013 – 2020 remain subject to future examination by the tax authorities. The Company has not accrued for any potential interest income related to the expected tax refund as of December 31, 2024.

The Company received 4.3 million in federal tax refunds in the second quarter of 2022. There is no change to the Company’s position on the remaining tax refunds.

Our policy has been to leave our cumulative unremitted foreign earnings invested indefinitely outside the United States, and we intend to continue this policy for most of our foreign subsidiaries. During 2023, we changed our indefinite reinvestment assertion for future periods related to our Indian subsidiary and recorded a deferred tax liability associated with the outside basis difference. The Company continues to assert permanent reinvestment of foreign earnings in all other foreign jurisdictions.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Due to the timing and circumstances of repatriation of such earnings, if any, it is not practicable to determine the unrecognized deferred tax liability relating to such amounts.

On October 8, 2021, the Organization for Economic Co-operation and Development (“OECD”) released a statement on the OECD/G20 Inclusive Framework on Base Erosion and Profit Shifting, which agreed to a two-pillar solution to address tax challenges of the digital economy. On December 20, 2021, the OECD released Pillar Two model rules defining a 15% global minimum tax rate for large multinational corporations (the “Pillar Two Framework”). The OECD continues to release additional guidance and countries are implementing legislation with widespread adoption of the Pillar Two Framework as of the end of 2024. The Company is not currently subject to these rules but is continuing to evaluate the Pillar Two Framework and its potential impact on future periods.

On August 16, 2022, the Inflation Reduction Act of 2022 ("IRA") was signed into law. This legislation includes significant changes relating to tax, climate change, energy and health care. Among other provisions, the IRA introduces a book minimum tax assessed on financial statement income of certain large corporations and an excise tax on share repurchases. These provisions do not have a material impact on our results of operations or financial position.

The Company also continues to monitor any new tax legislation that would result in a material impact on its financial statements, in particular as a result of the new U.S. presidential administration and U.S. Congress.

A reconciliation of the amounts of unrecognized tax benefits excluding interest, are as follows:

Unrecognized Tax Benefits
Balance at December 31, 2021	$4,514
Decrease related to lapse of Statute of Limitations	(1,043)
Increase for tax positions of current period	966
Balance at December 31, 2022	4,437
Decrease related to lapse of Statute of Limitations	(64)
Balance at December 31, 2023	4,373
Decrease related to lapse of Statute of Limitations	—
Balance at December 31, 2024	$4,373
Included in the balance of unrecognized tax benefits associated with uncertain tax positions as of the years ended December 31, 2024 and 2023, are $4.4 million and $3.8 million, respectively, of tax benefits that, if recognized, would affect the effective tax rate.

The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in interest expense. The liability for unrecognized tax benefits excludes accrued interest of $1.0 million, $0.7 million and $0.4 million, for the years ended December 31, 2024, 2023 and 2022, respectively. The Company anticipates that $3.8 million of its currently unrecognized tax benefits, primarily related to research and development credits and other U.S. tax positions, may be recognized by the end of 2025 as a result of a lapse of the statute of limitations.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Note 20. Earnings per Common Share (“EPS”)

Basic EPS is computed based upon the weighted average number of common shares outstanding for the year. Diluted EPS is computed based upon the weighted average number of common shares outstanding for the year plus the dilutive effect of common stock equivalents using the treasury stock method and the average market price of the Company’s common stock for the year. The Company includes participating securities (such as performance-based cash unit awards) in the computation of EPS pursuant to the two-class method. The two-class method of computing earnings per share is an allocation method that calculates earnings per share for common stock and participating securities. During periods of net loss, no effect is given to the participating securities because they do not share in the losses of the Company.

The following table provides a reconciliation of the numerator and denominator used in computing basic and diluted net income attributable to common stockholders per common share from operations.

	Year Ended December 31,
	2024	2023	2022
Numerator - Basic:
Net income (loss) from continuing operations	$6,154	$(34,054)	$(6,719)
Net income (loss) attributable to redeemable non-controlling interests	15	36	(200)
Preferred stock dividend, net of gain on repurchase of preferred stock	(1,562)	(10,007)	(9,552)
Net income (loss) attributable to Synchronoss from continuing operations	4,607	(44,025)	(16,471)
Net loss from discontinued operations	—	(20,517)	(997)
Net income (loss) attributable to Synchronoss	$4,607	$(64,542)	$(17,468)

Numerator - Diluted:
Net income (loss) attributable to Synchronoss from continuing operations	$4,607	$(44,025)	$(16,471)
Net loss from discontinued operations	—	(20,517)	(997)
Net income (loss) attributable to Synchronoss	$4,607	$(64,542)	$(17,468)

Denominator:
Weighted average common shares outstanding — basic	10,023	9,745	9,626
Dilutive effect of:
Shares from assumed conversion of performance-based cash units	420	—	—
Options and unvested restricted shares	225	—	—
Weighted average common shares outstanding — diluted	10,668	9,745	9,626

Earnings (loss) per share:
Basic EPS:
Net income (loss) from continuing operations	$0.46	$(4.52)	$(1.71)
Net loss from discontinued operations	$—	$(2.10)	$(0.10)
Basic EPS	$0.46	$(6.62)	$(1.81)
Diluted EPS:
Net income (loss) from continuing operations	$0.43	$(4.52)	$(1.71)
Net loss from discontinued operations	$—	$(2.10)	$(0.10)
Diluted EPS	$0.43	$(6.62)	$(1.81)
Anti-dilutive stock options and restricted stock awards[1]	504	901	761
________________________________
1    Represent stock options and restricted stock awards excluded from the Diluted EPS calculations because the effect would be anti-dilutive.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Note 21. Commitments

Non-cancelable Agreements

The Company has various non-cancelable arrangements such as services for hosting, support, and software that expire at various dates, with the latest expiration in 2027.

Aggregate annual future minimum payments under non-cancelable agreements as of December 31, 2024 are as follows:

Year	Non-cancelable Agreements
2025	$19,618
2026	2,373
2027	920
Thereafter	—
Total	$22,911

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
In the third quarter of 2017, the SEC and Department of Justice (the “DoJ”) initiated investigations in connection with certain financial transactions that the Company effected in 2015 and 2016 and its disclosure of and accounting for such transactions, which the Company restated in the third quarter of 2018 in its restated annual and quarterly financial statements for 2015 and 2016. On June 7, 2022 the SEC approved the Offer of Settlement and filed an Order Instituting Cease-And-Desist Proceedings pursuant to Section 21C of the Securities Exchange Act of 1934, Making Findings, and Imposing a Cease-And-Desist Order (the “SEC Order”). Pursuant to the terms of the SEC Order, the Company consented to pay a civil penalty in the amount of $12.5 million in equal quarterly installments over two years and to cease and desist from committing or causing any violations of Sections 10(b), 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Exchange Act and the associated rules thereunder. Failure to comply with the provisions of the SEC Order could result in further actions by one or both governmental agencies which could have a material adverse effect on the Company’s results of operations. The penalties have been paid in full as of March 31, 2024. Also on June 7, 2022, the SEC filed a civil action against two former members of the Company’s management team (the “defendants”), alleging misconduct arising out of certain of the restated transactions that took place in 2015 and 2016 investigated by the SEC as set forth above. During the second quarter of 2024, the Court entered final judgments in both of these civil actions pursuant to which the defendants agreed to pay civil penalties totaling an aggregate of $145,000 and one defendant agreed to disgorge incentive compensation received during the period of the restated transactions in the amount of $430,741. The Company has indemnified the defendants in these actions for certain costs and expenses, including reasonable attorney’s fees, and as of December 31, 2024 the Company has accrued $266,012 relating to these actions, which is reflected in Accrued expenses on the Consolidated Balance Sheets.
On or about July 12, 2023, the Company filed a complaint in the Superior Court of the State of Delaware against iQmetrix Global Ltd. (“iQmetrix") for breach of the asset purchase and transition services agreements by and between the Company and iQmetrix as a result of iQmetrix’s failure to pay amounts due under those agreements in excess of $1.2 million. On September 11, 2023, iQmetrix filed its “Answer Defenses and Counterclaims” against the Company, claiming the Company breached the asset purchase, transition services and software license agreements, committed fraud and breached the implied covenant of

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

good faith and fair dealing entitling iQmetrix to an amount to be determined at trial. On October 10, 2023, the Company filed its “Answer to Defendant’s Counterclaims” denying all counts asserted by iQmetrix and asserting certain affirmative defenses thereto. On December 30, 2024 the parties entered into a written Settlement and Mutual Release Agreement and on January 7, 2025 the parties filed a Stipulation of Dismissal under which the Company will receive compensation.

Except as set forth above, the Company is not currently subject to any other legal proceedings that would be expected to have a material adverse effect on its operations; however, the Company may from time to time become a party to various legal proceedings arising in the ordinary course of its business.

Note 23. Additional Financial Information

Other Income (Expense)

The following table sets forth the components of Other income (expense), net included on the Consolidated Statements of Operations:

	Year Ended December 31,
	2024	2023	2022
Foreign exchange gains (losses)[1]	$8,894	$(5,131)	$2,835
Government refunds[2]	156	—	828
Other[3]	228	3	(110)
Total	$9,278	$(5,128)	$3,553
_____________________________
1    Represents fair value of foreign exchange gains and losses.
2    Represents government and tax refunds.
3    Represents an aggregate of individually immaterial transactions.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Note 24. Segment Information

The Company assessed its current structure and operations and determined it has one operating segment and a single reportable segment as the business is managed and assessed by the chief operating decision-maker based on the consolidated results of the organization. The Chief Executive Officer is the chief operating decision-maker (“CODM”) for the Company.

The segment derives revenues from customers through the Company’s cloud product under software-as-a-service arrangements. In prior periods, the Company derived revenues from the NetworkX and Messaging businesses, which were sold in 2023. The financial data for those disposed businesses is detailed in Note 4. Divestitures and Discontinued Operations.

The accounting policies of the single segment are the same as those described in the summary of significant accounting policies. The CODM assesses performance and decides how to allocate resources based on consolidated net income (loss) from continuing operations. The measure of segment assets is reported on the balance sheet as total consolidated assets.

The CODM uses consolidated net income (loss) from continuing operations to evaluated the overall financial performance of the company. The focus is on revenue performance as well as on comparing actual functional spend categories to forecast and, occasionally, prior-year results to assess variances and trends. Decisions regarding resource allocation are primarily made during the annual budget planning process and augmented as needed throughout the year.

Segment operating results and a reconciliation of segment operating income to consolidated net income (loss) from continuing operations are as follows:

	Year Ended December 31,
	2024	2023	2022
Net revenues[1]	$173,594	$164,196	$173,756
Less:
Employees related expense net of capitalized software	76,216	79,580	84,527
Hosting expense	15,554	16,871	15,871
Professional services expense	20,310	21,958	24,715
Other segment items[2]	13,463	44,731	27,479
Depreciation and amortization	17,091	16,830	14,756
Interest income	(810)	(426)	(453)
Interest expense	18,003	13,963	13,639
Provision (benefit) for income taxes	7,613	4,743	(59)
Segment net income (loss)	$6,154	$(34,054)	$(6,719)
Reconciliation of profit or loss
Adjustments and reconciling items	$—	$—	$—
Consolidated net income (loss) from continuing operations	$6,154	$(34,054)	$(6,719)
_____________________________
1    There are no intra-entity sales or transfers.
2    Other segment items include: administrative expense, facilities expense, maintenance charges, restructuring expense, sales and marketing expense, stock-based compensation expense, gain on sale of DXP, foreign currency gains and losses and other overhead expense.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, to allow timely decisions regarding required disclosure. Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2024. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2024.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2024 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with GAAP.

Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, audited the effectiveness of our internal control over financial reporting as of December 31, 2024. Ernst & Young LLP has issued their report which is included elsewhere herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our controls performed during the year ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Synchronoss Technologies, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Synchronoss Technologies, Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Synchronoss Technologies, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) and our report dated March 11, 2025 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
Iselin, New Jersey
March 11, 2025

ITEM 9B. OTHER INFORMATION
Rule 10b5-1 Trading Plans

On September 10, 2024, Laurie Harris, director and chairperson of the audit committee of the Company’s Board of Directors, adopted a trading arrangement for the sale of shares of our common stock (a "Rule 10b5-1 Trading Plan") that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c). Ms. Harris’ Rule 10b5-1 Trading Plan provides for the sale of up to 4,800 shares of common stock pursuant to the terms of the plan. Ms. Harris’ Rule 10b5-1 Trading Plan expires on September 3, 2025, unless earlier terminated in accordance with the terms of the plan.

During the period covered by this Annual Report on Form 10-K, except for the director referenced above, no other director or officer of the Company “adopted” or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

a.Identification of Directors. Information concerning the directors of Synchronoss is set forth under the heading “Election of Directors” in the Synchronoss Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024 and is incorporated herein by reference.

b.Audit Committee Financial Expert. Information concerning Synchronoss’ audit committee financial expert is set forth under the heading “Audit Committee” in the Synchronoss Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024 and is incorporated herein by reference.

c.Identification of the Audit Committee. Information concerning the audit committee of Synchronoss is set forth under the heading “Audit Committee” in the Synchronoss Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024 and is incorporated herein by reference.

d.Delinquent Section 16(a) Reports. Information concerning non-compliance, if any, with beneficial ownership reporting requirements is set forth under the caption “Delinquent Section 16(a) Reports” in the Synchronoss Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024 and is incorporated herein by reference.

e.Information about our Executive Officers. Information concerning the executive officers of Synchronoss is set forth under the heading “Information about our Executive Officers” in the Synchronoss Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024 and is incorporated herein by reference.

Code of Ethics. Information concerning the Synchronoss Workplace Code of Ethics and Business Conduct is set forth under the caption “Workplace Code of Ethics and Business Conduct” in the Synchronoss Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024 and is incorporated herein by reference. The Company intends to disclose on its website any amendments to, or waivers from, its Code of Business Conduct that are required to be disclosed pursuant to the rules of the SEC. Information contained on, or connected to, our website is not incorporated by reference into this annual report and should not be considered part of this report or any other filing that we make with the SEC.

ITEM 11. EXECUTIVE COMPENSATION

Information concerning executive compensation is set forth under the headings “Compensation of Executive Officers” and “Securities Authorized for Issuance Under Equity Compensation Plans” in the Synchronoss Proxy Statement for

the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024 and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning shares of Synchronoss equity securities beneficially owned by certain beneficial owners and by management is set forth under the heading “Equity Security Ownership of Certain Beneficial Owners and Management” in the Synchronoss Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024 and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information concerning certain relationships and related transactions is set forth under the heading “Certain Related Party Transactions” in the Synchronoss Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024 and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information concerning fees and services of the Company’s principal accountants is set forth under the heading “Report of the Audit Committee” and “Independent Registered Public Accounting Firm’s Fees” in the Synchronoss Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024 and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

We have filed the following documents as part of this Form 10-K:

(a)(1) Consolidated Financial Statements:

(a)(2) Schedule for the years ended December 31, 2024, 2023, 2022:

Schedule II - Valuation and Qualifying Accounts

The following table presents Valuation allowance for deferred tax assets for the years ended December 31, 2024, 2023, 2022 (in thousands):

	Beginning Balance	Additions	Reductions	Ending Balance
Valuation allowance for deferred tax assets:
2024	$64,065	$573	$(3,356)	$61,282
2023	$63,029	$11,843	$(10,807)	$64,065
2022	$68,933	$542	$(6,446)	$63,029

All other Schedules have been omitted because they are not applicable, or the required information is shown in the Consolidated Financial Statements or of the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K thereto.

(a)(3) Exhibits:

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Restated Certificate of Incorporation of the Registrant.	10-K	001-40574	3.1	March 15, 2023
3.2	Amended and Restated Bylaws of the Registrant.	S-1	333-132080	3.4	May 9, 2006
3.3	Amendment No. 1 to the Amended and Restated Bylaws of Synchronoss Technologies, Inc.	8-K	000-52049	3.2	February 20, 2018
3.4	Amendment No. 2 to the Amended and Restated Bylaws of Synchronoss Technologies, Inc.	8-K	000-52049	3.3	June 30, 2021
3.5	Certificate of Designations of the Series B Perpetual Non-Convertible Preferred Stock.	8-K	000-52049	3.1	June 30, 2021
3.6	Certificate of Amendment of the Restated Certificate of Incorporation of Synchronoss Technologies, Inc.	8-K	001-40574	3.1	June 23, 2022
3.7	Certificate of Amendment of the Restated Certificate of Incorporation of Synchronoss Technologies, Inc.	8-K	001-40574	3.1	December 7, 2023
4.1	Reference is made to Exhibits 3.1, 3.2, 3.3, 3.4, 3.7 and 3.8.	S-1	333-132080	3.2	May 9, 2006
4.2	Form of Common Stock Certificate.	S-1	333-132080	4.2	June 12, 2006
4.3	Form of Indenture for Convertible Senior Notes.	S-3	333-197871	4.8	August 5, 2014
4.4	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934.	10-K	001-40574	4.6	March 15, 2022
4.5	Base Indenture, dated as of June 30, 2021, by and between Synchronoss Technologies, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee.	8-K	000-52049	4.1	June 30, 2021
4.6	First Supplemental Indenture, dated as of June 30, 2021, by and between Synchronoss Technologies, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee.	8-K	000-52049	4.2	June 30, 2021
4.7	Investor Rights Agreement by and between Synchronoss Technologies, Inc., B. Riley Financial, Inc. and B. Riley Principal Investments, LLC dated June 30, 2021.	8-K	000-52049	4.3	June 30, 2021
4.8	Form of 8.375% Senior Notes due 2026.	8-K	000-52049	4.3	June 30, 2021
10.1	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	8-K	000-52049	4.2	June 30, 2021
10.2†	Synchronoss Technologies, Inc. 2000 Stock Plan and forms of agreements thereunder.	S-1	333-132080	10.2	February 28, 2006
10.3†	Amendment No. 1 to Synchronoss Technologies, Inc. 2000 Stock Plan.	S-1	333-132080	10.3	May 9, 2006
10.4†	2006 Equity Incentive Plan, as amended and restated.	DEF 14A	000-52049	-	April 8, 2010

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.5†	2010 New Hire Equity Incentive Plan.	S-8	333-168745	10.4A	August 11, 2010
10.6†	Synchronoss Technologies, Inc. Amended and Restated 2015 Equity Incentive Plan, amended and restated as of June 6, 2022.	S-8	333-265780	10.1	June 22, 2022
10.7†	Synchronoss Technologies, Inc. Amended and Restated 2015 Equity Incentive Plan, amended and restated as of April 22, 2024.	10-Q	001-40574	10.1	November 12, 2024
10.8†	2017 New Hire Equity Incentive Plan.	8-K	000-52049	10.1	December 21, 2017
10.9†	Amendment No. 1 effective as of November 1, 2021 to Synchronoss Technologies, Inc. 2017 New Hire Equity Incentive Plan.	10-K	001-40574	4.6	March 15, 2022
10.10†	Employee Stock Purchase Plan.	10-K	000-52049	10.5	February 28, 2012
10.11	Lease Agreement between the Registrant and Wells Reit-Bridgewater NJ, LLC for the premises located at 200 Crossing Boulevard, Bridgewater, New Jersey, dated as of October 27, 2011.	10-K	000-52049	10.10	February 28, 2012
10.12†	Employment Agreement dated as of April 27, 2017 between the Registrant and Stephen G. Waldis.	10-Q	000-52049	10.4	August 9, 2018
10.13†	Tier One Executive Employment Plan effective March 24, 2017.	10-Q	000-52049	10.5	August 9, 2018
10.14	Application Service Provider Agreement retroactively effective as of April 1, 2013 by and between the Registrant and Verizon Sourcing LLC.	10-Q	000-52049	10.12	August 9, 2018
10.15	Change Request No 8 effective January 1, 2018 to SOW No. 1 Application Service Provider Agreement effective as of April 1, 2013 by and between the Registrant and Verizon Sourcing LLC.	10-Q	000-52049	10.13	August 9, 2018
10.16	At Market Issuance Sales Agreement between Synchronoss Technologies, Inc. and B. Riley Securities, Inc., dated October 25, 2021.	8-K	001-40574	1.1	October 26, 2021
10.17‡	Change Request No 12 effective August 7, 2020 to SOW No.1 Application Service Provider Agreement effective as of April 1, 2013 by and between the Registrant and Verizon Sourcing LLC.	10-Q	000-52049	10.2	November 9, 2020
10.18†	Employment agreement dated as of March 8, 2021 between the Registrant and Jeff Miller.	10-Q	000-52049	10.1	May 5, 2021
10.19†	Tier One Executive Employment Plan Dated April 30, 2021 between the Registrant and Louis Ferraro.	10-K	001-40574	10.19	March 15, 2023
10.20†	Tier One Executive Employment Plan dated July 27, 2021 between the Registrant and Christina Gabrys.	10-Q	001-40574	10.2	November 9, 2021
10.21	Receivables Purchase Agreements, dated as of June 22, 2022, among Synchronoss Technologies, Inc., SN Technologies, LLC, Norddeutsche Landesbank Girozentrale, [the purchasers party thereto, the group agents party thereto and the originators party thereto].	8-K	001-40574	10.1	June 23, 2022
10.22	Purchase and Sale Agreements, dated as of June 22, 2022, between Synchronoss Technologies, Inc. and SN Technologies, LLC.	8-K	001-40574	10.2	June 23, 2022
10.23	Administration Agreement, dated as of June 22, 2022, between Synchronoss Technologies, Inc. and Finacity Corporation.	8-K	001-40574	10.3	June 23, 2022
10.24	Performance Guaranty, dated as of June 22, 2022, made by Synchronoss Technologies, Inc. in favor of Norddeutsche Landesbank Girozentrale.	8-K	001-40574	10.4	June 23, 2022
10.25†	Appointment Letter, dated August 9, 2022 between the Registrant and Lou Ferraro.	8-K	001-40574	10.1	August 9, 2022
10.26	Purchase and Sale Agreements, dated as of June 22, 2022, between Synchronoss Technologies, Inc. and SN Technologies, LLC.	8-K	001-40574	10.2	June 23, 2022
10.27	Administration Agreement, dated as of June 22, 2022, between Synchronoss Technologies, Inc. and Finacity Corporation.	8-K	001-40574	10.3	June 23, 2022
10.28	Performance Guaranty, dated as of June 22, 2022, made by Synchronoss Technologies, Inc. in favor of Norddeutsche Landesbank Girozentrale.	8-K	001-40574	10.4	June 23, 2022
10.29†	Appointment Letter, dated August 9, 2022 between the Registrant and Lou Ferraro.	8-K	001-40574	10.1	August 9, 2022

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.30	Order Instituting Cease-And-Desist Proceedings pursuant to Section 21C of the Securities Exchange Act of 1934, Making Findings, and Imposing a Cease-And-Desist Order, dated June 7, 2022, between the United States Securities and Exchange Commission and Synchronoss Technologies, Inc.	10-Q	001-40574	10.1	August 9, 2022
10.31*	Change Request No. 17 effective November 1, 2022 to SOW No. 1 Application Service Provider Agreement effective as of April 1, 2013 by and between the Registrant and Verizon Sourcing LLC.	8-K	001-40574	10.1	November 7, 2022
10.32†	Appointment Letter, dated November 2, 2022 between the Registrant and Mina Lackner.					X
19.1	Synchronoss Technologies, Inc. Securities Trading Policy.					X
21.1	List of subsidiaries.	10-K	000-52049	21.1	July 2, 2018
23.1	Consent of Ernst & Young, LLP, Independent Registered Public Accounting Firm.					X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a‑14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes‑Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a‑14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes‑Oxley Act of 2002.					X
32.1**	Certification of Principal Executive Officer pursuant to Rule 13a‑14(b) of the Exchange Act and section 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes‑Oxley Act of 2002.					X
32.2**	Certification of Principal Financial Officer pursuant to Rule 13a‑14(b) of the Exchange Act and section 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes‑Oxley Act of 2002.					X
97.1	Compensation Recoupment Policy.	10-K	001-40574	97.1	March 25, 2024
101.INS	XBRL Instance Document					X
101.SCH	XBRL Schema Document					X
101.CAL	XBRL Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	XBRL Labels Linkbase Document					X
101.PRE	XBRL Presentation Linkbase Document					X
_____________________________

†	Compensation Arrangement.
‡	Confidential treatment has been granted with respect to certain provisions of this exhibit.
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
March 11, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeff Miller	Chief Executive Officer	March 11, 2025
Jeff Miller	(Principal Executive Officer)

/s/ Louis Ferraro	Chief Financial Officer	March 11, 2025
Louis Ferraro	(Principal Financial Officer)

/s/ Stephen Waldis	Director	March 11, 2025
Stephen Waldis	Executive Chairman

/s/ Laurie L. Harris	Director	March 11, 2025
Laurie L. Harris

/s/ Kristin S. Rinne	Director	March 11, 2025
Kristin S. Rinne

/s/ Mohan Gyani	Director	March 11, 2025
Mohan Gyani

/s/ Martin Bernstein	Director	March 11, 2025
Martin Bernstein

/s/ Kevin Rendino	Director	March 11, 2025
Kevin Rendino