Form 10-Q
period 2025-03-31
SYNCHRONOSS TECHNOLOGIES INC
filed 2025-05-06
CIK 1131554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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
As of May 5, 2025, there were 11,497,976 shares of common stock issued and outstanding.

SYNCHRONOSS TECHNOLOGIES, INC.
FORM 10-Q INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

SYNCHRONOSS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (In thousands)

	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$29,138	$33,375
Accounts receivable, net	19,286	18,129
Prepaid & other current assets	29,781	29,878
Total current assets	78,205	81,382
Non-current assets:
Property and equipment, net	3,280	3,154
Operating lease right-of-use assets	7,900	8,445
Goodwill	182,378	179,408
Intangible assets, net	19,135	19,117
Other assets, non-current	2,438	2,319
Total non-current assets	215,131	212,443
Total assets	$293,336	$293,825
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,158	$7,067
Accrued expenses	31,515	30,519
Deferred revenues, current	600	837
Debt, current	1,875	1,875
Total current liabilities	38,148	40,298
Long-term debt, net of debt issuance costs	185,166	184,840
Deferred tax liabilities	3,279	4,903
Leases, non-current	15,394	16,776
Other liabilities, non-current	3,411	4,733
Total liabilities	245,398	251,550
Commitments and contingencies:
Redeemable non-controlling interest	12,500	12,500
Stockholders’ equity:
Common stock, $0.0001 par value; 16,667 and 16,667 shares authorized, 11,498 and 11,075 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	1	1
Additional paid-in capital	496,533	495,906
Accumulated other comprehensive loss	(32,284)	(41,137)
Accumulated deficit	(428,812)	(424,995)
Total stockholders’ equity	35,438	29,775
Total liabilities and stockholders’ equity	$293,336	$293,825

See accompanying notes to condensed consolidated financial statements.

SYNCHRONOSS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (In thousands, except per share data)

	Three Months Ended March 31,
	2025	2024
Net revenues	$42,213	$42,965
Costs and expenses:
Cost of revenues[1]	8,711	10,223
Research and development	9,698	10,331
Selling, general and administrative	11,379	13,257
Restructuring charges	118	219
Depreciation and amortization	4,078	4,359
Total costs and expenses	33,984	38,389
Income from operations	8,229	4,576
Interest income	233	208
Interest expense	(5,422)	(3,517)
Other (expense) income, net	(5,579)	3,811
(Loss) income from operations, before taxes	(2,539)	5,078
Provision for income taxes	(1,278)	(603)
Net (loss) income	(3,817)	4,475
Net loss attributable to redeemable non-controlling interests	—	(5)
Preferred stock dividend	—	(2,129)
Net (loss) income attributable to Synchronoss	$(3,817)	$2,341
Earnings (loss) per share:
Basic	$(0.37)	$0.24
Diluted	$(0.37)	$0.23
Weighted average common shares outstanding:
Basic	10,201	9,842
Diluted	10,201	10,277
________________________________
1    Cost of revenues excludes depreciation and amortization which are shown separately.

See accompanying notes to condensed consolidated financial statements.

SYNCHRONOSS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited) (In thousands)

	Three Months Ended March 31,
	2025	2024
Net (loss) income:	$(3,817)	$4,475
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	8,853	(6,109)
Comprehensive income (loss)	5,036	(1,634)
Comprehensive loss attributable to redeemable non-controlling interests	—	(5)
Comprehensive income (loss) attributable to Synchronoss	$5,036	$(1,639)

See accompanying notes to condensed consolidated financial statements.

SYNCHRONOSS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited) (In thousands)

	Three Months Ended March 31, 2025
	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2024	11,075	$1	$495,906	$(41,137)	$(424,995)	$29,775
Stock-based compensation	—	—	1,436	—	—	1,436
Issuance of restricted stock	501	—	—	—	—	—
Issuance of common stock on exercise of options	1	—	13	—	—	13
Shares withheld for taxes in connection with issuance of restricted stock	(79)	—	(822)	—	—	(822)
Net loss	—	—	—	—	(3,817)	(3,817)
Total other comprehensive income	—	—	—	8,853	—	8,853
Balance at March 31, 2025	11,498	$1	$496,533	$(32,284)	$(428,812)	$35,438

	Three Months Ended March 31, 2024
	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders' Equity
Balance at December 31, 2023	10,314	$1	$483,527	$(25,732)	$(431,164)	$26,632
Stock-based compensation	—	—	1,089	—	—	1,089
Issuance of restricted stock	1	—	—	—	—	—
Preferred stock dividend	—	—	(2,129)	—	—	(2,129)
Net income	—	—	—	—	4,475	4,475
Non-controlling interest	—	—	5	—	(5)	—
Total other comprehensive loss	—	—	—	(6,109)	—	(6,109)
Balance at March 31, 2024	10,315	$1	$482,492	$(31,841)	$(426,694)	$23,958

See accompanying notes to condensed consolidated financial statements.

SYNCHRONOSS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Three Months Ended March 31,
	2025	2024
Operating activities:
Net (loss) income from operations	$(3,817)	$4,475
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation and amortization	4,078	4,359
Amortization of debt issuance costs	767	408
Deferred income taxes	(1,668)	7
Stock-based compensation	2,129	1,110
Other, net	4,753	(3,931)
Changes in operating assets and liabilities:
Accounts receivable, net	(1,093)	918
Prepaid expenses and other current assets	120	1,627
Accounts payable	(3,221)	(1,149)
Accrued expenses	1,145	(6,158)
Other assets	(95)	(5)
Deferred revenues	(261)	(422)
Other liabilities	(2,544)	(712)
Net cash provided by operating activities	293	527
Investing activities:
Purchases of fixed assets	(324)	(517)
Additions to capitalized software	(2,986)	(3,286)
Net cash used in investing activities	(3,310)	(3,803)
Financing activities:
Share-based compensation-related proceeds	13	—
Taxes paid on withholding shares	(822)	—
Repayment of Term Loan	(469)	—
Drawdown on A/R Facility	—	3,000
Repayment of A/R Facility	—	(3,000)
Series B Preferred dividend paid in the form of cash	—	(2,129)
Net cash used in financing activities	(1,278)	(2,129)
Effect of exchange rate changes on cash	58	(67)
Net decrease in cash and cash equivalents	(4,237)	(5,472)
Beginning cash and cash equivalents	33,375	24,572
Ending cash and cash equivalents	$29,138	$19,100

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

Designed for smartphones, tablets, and desktops across all operating systems, our platform ensures a seamless cross-device experience.

Note 2. Basis of Presentation and Consolidation

The accompanying interim unaudited condensed consolidated financial statements have been prepared by Synchronoss and, in the opinion of management, include all adjustments necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the interim periods. They do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025.

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany transactions and accounts are eliminated in consolidation.

Unless otherwise noted, tables are presented in U.S. dollars in thousands. Certain columns and rows may not add due to the use of rounded numbers. Percentages and Earnings per share (“EPS”) amounts presented are calculated from the underlying numbers in thousands. We may reclassify certain prior year amounts to conform with current year presentation.

For further information about the Company’s basis of presentation and consolidation or its significant accounting policies, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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
Date of adoption: January 1, 2025

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Standards issued not yet adopted

Standard	Description	Effect on the financial statements
Update 2024-03 - Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses	Requires a public business entity to disclose, on an annual basis and interim basis, disaggregated information about certain income statement line items in a tabular format in the notes to the financial statements. The guidance does not change what is presented on the face of the income statement.	The Company continues to evaluate these changes and does not anticipate any material impact on the Company’s consolidated financial position or results of operations upon adoption.
Planned date of adoption: January 1, 2027
Update 2023-09 - Income Taxes (Topic 740) - Improvements to Income Tax Disclosures	The amendments in this Update related to the rate reconciliation and income taxes paid disclosures improve the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction.	The Company evaluated these changes and noted that the adoption of this standard did not have a material impact on the Company’s consolidated financial position or results of operations. The ASU is effective for annual periods beginning after December 15, 2024, and will not impact interim disclosures for 2025.
Planned date of adoption: December 31, 2025

Note 3. Revenue

Disaggregation of Revenue

The Company disaggregates revenue from contracts with customers into the nature of the services and geographical regions. The Company’s geographic regions are the North America, Europe, the Middle East and Africa (“EMEA”), and Asia Pacific (“APAC”). The majority of the Company’s revenue is from the technology, media, and telecom (“TMT”) sector.

	Three Months Ended March 31,
	2025	2024
Geography:
North America	$40,355	$39,641
APAC	1,506	1,548
EMEA	352	1,776
Total revenue	$42,213	$42,965

Service Line:
Professional Services	$2,727	$3,773
Subscription Services	39,292	39,143
License	194	49
Total revenue	$42,213	$42,965

Trade Accounts Receivable and Contract Balances

The Company classifies its right to consideration in exchange for deliverables as either a receivable or a contract asset. A

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

receivable is a right to consideration that is unconditional (i.e., only the passage of time is required before payment is due). For example, the Company recognizes a receivable for revenues related to its time and materials and volume-based contracts. The Company presents such receivables in Trade accounts receivable, net on the Condensed Consolidated Balance Sheets at their net estimated realizable value. The Company maintains an allowance for credit losses to provide for the estimated amount of receivables that may not be collected. The allowance is based upon an assessment of customer creditworthiness, historical payment experience, the age of outstanding receivables, and other applicable factors.

A contract asset is a right to consideration that is conditional upon factors other than the passage of time. For example, the Company would record a contract asset if it records revenue on a professional services engagement but are not entitled to bill until the Company achieves specified milestones. The Company presents such contract assets in Other current assets and Other noncurrent assets on the Condensed Consolidated Balance Sheets. The contract asset balance was $0.5 million and $0.6 million at March 31, 2025 and December 31, 2024, respectively.

Amounts collected in advance of services being provided are accounted for as contract liabilities, which are presented as Deferred revenue, current on the Condensed Consolidated Balance Sheets and are realized with the associated revenue recognized under the contract. Nearly all of the Company's contract liabilities balance are related to services revenue, primarily subscription services contracts.

The Company’s contract assets and liabilities are reported in a net position on a customer basis at the end of each reporting period.

Significant changes in the contract liabilities balance during the period are as follows:

Contract Liabilities[1]
Balance at December 31, 2024	$837
Revenue recognized in the period	(42,264)
Amounts billed but not initially recognized as revenue	42,027
Balance at March 31, 2025	$600
________________________________
1    Comprised of Deferred Revenue. $0.3 million of revenue recognized in the period was included in the contract liability balance at the beginning of the period.

Transaction Price Allocated to the Remaining Performance Obligations

Topic 606 requires that the Company disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of March 31, 2025. The Company has elected not to disclose transaction price allocated to remaining performance obligations for:

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

As of March 31, 2025, the aggregate amount of transaction price allocated to remaining performance obligations, other than those meeting the exclusion criteria above, was $149.3 million, of which approximately 88.8% is expected to be recognized as revenues within 2 years, and the remainder thereafter.

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

The CODM uses consolidated net income (loss) from continuing operations to evaluate the overall financial performance of the company. The focus is on revenue performance as well as on comparing actual functional spend categories to forecast and, occasionally, prior-year results to assess variances and trends. Decisions regarding resource allocation are primarily made during the annual budget planning process and augmented as needed throughout the year.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Segment operating results and a reconciliation of segment operating income to consolidated net income (loss) from continuing operations are as follows:

	Three Months Ended March 31,
	2025	2024
Net revenues[1]	$42,213	$42,965
Less (add):
Employees related expense net of capitalized software	18,834	19,826
Hosting expense	3,732	3,946
Professional services expense	4,413	5,304
Other segment items[2]	8,506	1,143
Depreciation and amortization	4,078	4,359
Interest income	(233)	(208)
Interest expense	5,422	3,517
Provision (benefit) for income taxes	1,278	603
Segment net (loss) income	(3,817)	4,475
Reconciliation of profit or loss
Adjustments and reconciling items	—	—
Consolidated net (loss) income from continuing operations	$(3,817)	$4,475
_____________________________
1    There are no intra-entity sales or transfers.
2    Other segment items include: administrative expense, facilities expense, maintenance charges, restructuring expense, sales and marketing expense, stock-based compensation expense, non-cash impact of the foreign exchange gains and losses on intercompany payables and receivables, and other overhead expense.

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

The Company did not draw on the A/R Facility for the three months ended March 31, 2025. The Company drew $3.0 million on the A/R Facility for the three months ended March 31, 2024, and had repaid the balance in full as of March 31, 2024. The interest associated with the draw and repayment was not material for the prior period. The drawdown and subsequent repayment of the A/R Facility represent financing activities, as reported on the Condensed Consolidated Statements of Cash Flows. As of March 31, 2025 approximately $2.3 million of the Company’s receivables are held by SN Technologies. As of March 31, 2025 there were no outstanding borrowings against the A/R facility and $1.3 million was available for the Company to draw under the A/R Facility.

The Company drew $3.0 million on the A/R Facility on April 21, 2025 and had not repaid the balance as of the day of filing this quarterly Form 10-Q.

Note 6. Fair Value Measurements

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

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

The following is a summary of assets and liabilities, and their related classifications under the fair value hierarchy:

	March 31, 2025
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Money market accounts[1]	$12,110	$12,110	$—	$—
Total assets	$12,110	$12,110	$—	$—
Liabilities
Performance-based cash units[2,3]	$1,643	$—	$1,643	$—
Total liabilities	$1,643	$—	$1,643	$—

	December 31, 2024
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Money market accounts[1]	$9,552	$9,552	$—	$—
Total assets	$9,552	$9,552	$—	$—
Liabilities
Performance-based cash units[2,3]	$948	$—	$948	$—
Total liabilities	$948	$—	$948	$—
________________________________
1    Included in Cash and cash equivalents on the Condensed Consolidated Balance Sheets.
2    The short term portion is included in Accrued expenses and the long-term portion is included in Other liabilities, non-current on the Condensed Consolidated Balance Sheets.
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

On January 8, 2025, the Company and STIN, APC and Sequential Technology International Holdings, LLC (collectively the “Sequential Parties”) entered into an Amended and Restated Settlement Agreement (“Settlement Agreement”) to further amend the amounts due from STIN under the Note in connection with a transaction through which the Sequential Parties were

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

acquired. Under the Settlement Agreement the Company received $1.6 million in past-due rent and contingent consideration which the Company may be entitled to if certain key performance indicators are met within the time periods specified in that Agreement. Given the full allowance for credit losses had been recorded against the Note in 2023, the modification of the terms of the Note had no net impact on the consolidated financial statements for the year ended March 31, 2025.
Note 8. Leases

The Company has entered into contracts with third parties to lease a variety of assets, including certain real estate, equipment, automobiles, and other assets. The Company’s leases frequently allow for lease payments that could vary based on factors such as inflation or the degree of utilization of the underlying asset. For example, certain of the Company’s real estate leases could require us to make payments that vary based on common area maintenance charges, insurance, and other charges. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The Company is party to certain sublease arrangements, primarily related to the Company’s real estate leases, where it acts as the lessee and intermediate lessor.

Assets under operating leases are included in Operating lease right-of-use assets, with the related short-term liabilities included in Accrued expenses and long-term portion included in Leases, non-current on the Condensed Consolidated Balance Sheets.

Assets under finance leases are included in Property, plant and equipment, net, with the related short-term liabilities included in Accrued expenses and long-term portion in Leases, non-current on the Condensed Consolidated Balance Sheets.

Operating lease costs are recognized on a straight-line basis over the lease terms. Finance lease assets are amortized on a straight-line basis over the shorter of the estimated useful lives of the assets or the lease terms.

The following table presents information about the Company's right-of-use (“ROU”) assets and lease liabilities:

	March 31, 2025	December 31, 2024
Operating lease assets:
Non-current operating lease ROU assets	$7,900	$8,445
Finance lease assets:
Equipment, net	1,370	1,137

Operating lease liabilities:
Lease liabilities, current	6,179	6,010
Lease liabilities, non-current	14,791	16,320
Total operating lease liabilities	$20,970	$22,330

Finance lease liabilities:
Lease liabilities, current	838	722
Lease liabilities, non-current	603	456
Total finance lease liabilities	$1,441	$1,178

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

The following table presents information about lease expense and sublease income:

	Three Months Ended March 31,
	2025	2024
Finance leases:
Interest expense	$31	$28
Depreciation expense	186	167
Total finance leases	$217	$195

Operating leases:
Operating lease cost[1]	$1,033	$1,424
Other lease costs and income:
Variable lease costs[1]	363	141
Sublease income[1,2]	(2,452)	(1,019)
Total operating leases	(1,056)	546
Total net lease cost	$(839)	$741
________________________________
1    Amounts are included in Cost of revenues, Selling, general and administrative and/or Research and development based on the function that the underlying leased asset supports, which are reflected on the Condensed Consolidated Statements of Operations.
2    Amounts include receipt of a $1.6 million past due sublease payment in the current period, for which we previously recorded an allowance for credit losses.

The following table provides the undiscounted amount of future cash flows included in the Company’s lease liabilities at March 31, 2025 for each of the five years subsequent to December 31, 2024 and thereafter, as well as a reconciliation of such undiscounted cash flows to our lease liabilities at March 31, 2025:

	Operating Leases	Finance Leases
2025	$5,683	$733
2026	7,577	661
2027	6,216	144
2028	4,276	—
2029	—	—
Total future lease payments	23,752	1,538
Less: amount representing interest	(2,782)	(97)
Present value of future lease payments (lease liability)	$20,970	$1,441

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

The following table provides the weighted average remaining lease term and weighted-average discount rates for our leases:

	March 31, 2025	December 31, 2024
Weighted average remaining lease term (years), weighted based on lease liability balances:
Finance leases	2.1	2.0
Operating leases	3.3	3.7

Weighted average discount rate (percentages), weighted based on the remaining balance of lease payments:
Finance leases	10.2%	10.0%
Operating leases	8.0%	8.0%

The following table provides certain cash flow and supplemental noncash information related to our lease liabilities:

	Three Months Ended March 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Finance leases	$190	$186
Operating leases	1,886	1,961

Lease liabilities arising from obtaining right-of-use assets:
Finance leases	$397	$105
Operating leases	—	—

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

The Company made $0.5 million of principal payments on the Term Loan for the three months ending March 31, 2025 in line with the terms of the Credit Agreement.

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

The Company was in compliance with its debt covenants pertaining to the Term Loan as of March 31, 2025.

2024 Repurchase of Senior Notes and Series B Preferred

On June 28, 2024, the Company used $66.5 million of the proceeds from the Term Loan and $2.6 million non-interest-bearing deferred consideration, which was paid to BRPI in December of 2024, for a total consideration of $69.1 million (“the total consideration”) to repurchase 100% of its outstanding Series B Perpetual Non-Convertible Preferred Stock (the “Series B Preferred”) and 787,590 (14%) of its outstanding Senior Notes from BRPI, a related party.

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
On June 28, 2024, Synchronoss repurchased 787,590 of its Senior Notes from BRPI, as described above.

The Company was in compliance with its debt covenants pertaining to the Senior Notes as of March 31, 2025.

On April 24, 2025 the Company entered into an agreement with TP Birch Grove to refinance its existing 2021 Senior Notes and 2024 Term Loan facilities with a new $200 million, four-year Term Loan. Refer to Note 19. Subsequent Events of the Notes to Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q for further detail on the transaction.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Carrying Value of Debt

The carrying amounts of the Company’s borrowings were as follows:

	March 31, 2025	December 31, 2024
2021 Senior Notes:
Senior Notes	$121,387	$121,387
Unamortized discount and debt issuance cost[1]	(2,214)	(2,625)
Carrying value of Senior Notes	119,173	118,762
2024 Term Loan:
Term Loan	73,594	74,063
Unamortized debt issuance cost[1]	(5,726)	(6,110)
Carrying value of Term Loan	67,868	67,953
Total carrying value of debt	187,041	186,715
Current portion of long-term debt	1,875	1,875
Long-term debt, net of current portion	$185,166	$184,840
________________________________
1    Debt issuance costs are deferred and amortized into interest expense using the effective interest method.

Fair Value of Debt

The fair value of the 2021 Senior Notes was determined based on the closing trading price of the Senior Notes as of March 31, 2025 and is categorized accordingly as Level 2 in the fair value hierarchy. The fair value of the 2024 Term Loan was obtained using the Discounted Cash Flow (“DCF”) valuation model with observable inputs as of March 31, 2025 and is categorized accordingly as Level 2 in the fair value hierarchy.

	Balance at March 31, 2025
		Fair Value
	Carrying Amount	(Level 1)	(Level 2)	(Level 3)	Total
Total debt	$187,041	$—	$188,683	$—	$188,683

	Balance at December 31, 2024
		Fair Value
	Carrying Amount	(Level 1)	(Level 2)	(Level 3)	Total
Total debt	$186,715	$—	$193,275	$—	$193,275

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Interest Expense

The following table summarizes the Company’s interest expense:

	Three Months Ended March 31,
	2025	2024
2021 Senior Notes
Amortization of debt issuance costs	$383	$408
Interest on borrowings	2,542	2,954
Amortization of debt discount	28	26
2024 Term Loan:
Amortization of debt issuance costs	384	—
Amortization of exit fee	85	—
Interest on borrowings	1,838	—
Other[1]	162	129
Total interest expense	$5,422	$3,517
________________________________
1    Includes interest on uncertain tax provisions.

Note 10. Accumulated Other Comprehensive (Loss) / Income

The changes in accumulated other comprehensive (loss) income during the three months ended March 31, 2025 were as follows:

	Balance at December 31, 2024	Other Comprehensive Income	Tax Effect	Balance at March 31, 2025
Foreign currency	$(37,617)	$8,853	$—	$(28,764)
Unrealized loss on intercompany foreign currency transactions	(3,520)	—	—	(3,520)
Total	$(41,137)	$8,853	$—	$(32,284)

Note 11. Capital Structure

As of March 31, 2025, the Company’s authorized capital stock was 26,666,667 shares of stock with a par value of $0.0001, of which 16,666,667 shares were designated as common stock and 10,000,000 shares were designated as preferred stock.

Common Stock

Each holder of common stock is entitled to vote on all matters and is entitled to one vote for each share held. Dividends on common stock will be paid when, and if, declared by the Company’s Board of Directors. No dividends have ever been declared or paid by the Company.

Treasury Stock

The Company’s Treasury Stock balance is nil as of March 31, 2025.

Preferred Stock

The Company’s Board of Directors (the “Board”) is authorized to issue preferred shares and has the discretion to determine the rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges, and liquidation preferences of preferred stock.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Series B Non-Convertible Preferred

On June 30, 2021, the Company closed a private placement of 75,000 shares of its Series B Perpetual Non-Convertible Preferred Stock, par value $0.0001 per share, with an initial liquidation preference of $1,000 per share (the “Series B Preferred”), for net proceeds of $72.8 million (the “Series B Transaction”). The sale of the Series B Preferred was pursuant to the Series B Preferred Stock Purchase Agreement, dated as of June 24, 2021 (the “Series B Purchase Agreement”), between the Company and BRPI. In connection with the closing of the Series B Transaction, the Company (i) filed a Certificate of Designation with the State of Delaware setting forth the rights, preferences, privileges, qualifications, restrictions and limitations on the Series B Preferred (the “Series B Certificate”) and (ii) entered into an Investor Rights Agreement with B. Riley Financial, Inc. (“B. Riley Financial”) and BRPI setting forth certain governance and registration rights of B. Riley Financial with respect to the Company.

Repurchase of Series B Preferred

On June 28, 2024 the Company repurchased all outstanding shares of the Series B Preferred stock, as discussed in Note 9. Debt of the Notes to Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q. On July 1, 2024 the Company filed a Certificate of Elimination to the Series B Certificate with the Secretary of State of the State of Delaware. As a result of the Series B Repurchase, no shares of the Series B Preferred remain outstanding and none are authorized for issuance as of March 31, 2025, and the authorized shares of Series B Preferred Stock were returned to the status of authorized but unissued shares of preferred stock of the Company, without designation as to series pursuant to the Certificate of Designations.

Note 12. Stock Plans

As of March 31, 2025, the Company maintains two stock-based compensation plans, the 2015 Equity Incentive Plan (the “2015 Plan”) and the 2017 New Hire Equity Incentive Plan (“2017 Plan”), under which the Company may grant to its employees, outside directors, and consultants awards in the form of stock options, shares of restricted stock, stock units, or stock appreciation rights and performance shares. As of March 31, 2025, the maximum number of shares of common stock authorized for issuance is 5,741,575 shares under the 2015 Plan and 229,635 shares under the 2017 Plan. As of March 31, 2025, there were 45,114 shares available for the grant or award under the Company’s 2015 Plan and 108,382 shares available for the grant or award under the Company’s 2017 Plan.

Stock Options

Stock options granted under the Company’s 2015 and 2017 Plans generally vest one-third of the applicable shares on the first, second, and third anniversary of the grant date, subject to continuous service. The Company accounts for stock options under equity accounting. Stock options are measured at fair value at the grant date using the Black-Scholes option pricing model and expense is recognized on a straight-line basis over the requisite service period. The expense for these awards is recorded in APIC on the Condensed Consolidated Balance Sheets.

Restricted Stock Awards

Restricted stock awards granted under the Company’s 2015 and 2017 Plans generally vest one-third of the applicable shares on the first, second, and third anniversary of the grant date, subject to continuous service. The Company accounts for these awards under equity accounting. Restricted stock awards are measured at the closing stock price at the grant date and expense is recognized on a straight-line basis over the requisite service period. The expense for these awards is recorded in APIC on the Condensed Consolidated Balance Sheets.

Performance-Based Cash Units

Performance-based cash units (“PBCU”) are performance-based awards granted under the Company’s Long Term Incentive (“LTI”) Plans. PBCU are three-year grants tied to specific company performance metrics. Each year, the Compensation Committee establishes performance targets for the applicable performance period and PBCU are earned annually based on the achievement of these targets. All earned PBCU generally vest at the end of a three-year period assuming

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

continuous employment as of the vesting date. The PBCU can be settled in cash or in equity as determined by the Compensation Committee, subject to the availability of shares for issuance as of the vesting date.

PBCU that are accounted for as equity awards are measured at the closing stock price at the grant date and expense is recognized on a straight-line basis over the requisite service period. The expense for the period will increase or decrease based on the percentage achievement of the performance metrics at each reporting date. The expense for these awards is recorded in APIC on the Condensed Consolidated Balance Sheets.

PBCU that are accounted for as liability awards are measured at the fair value at the reporting period end date and expense is recognized on a straight-line basis over the requisite service period. The expense for the period will increase or decrease based on updated fair values of these awards as well as the percentage achievement of the performance metrics at each reporting date. The short-term liability related to these awards is included in Accrued expenses and the long-term portion is included in Other liabilities, non-current on the Condensed Consolidated Balance Sheets.

As of March 31, 2025, the Company has three active LTI Plans: 2023-2025 LTI Plan, 2024-2026 LTI Plan and 2025-2027 LTI Plan.

The Company’s PBCU granted to employees under the 2022-2024 LTI Plan were accounted for as equity awards due to Company’s intent and ability to settle them in shares of stock. 246,047 PBCU were earned and distributed in shares of stock upon vesting during the first quarter of 2025.

As of March 31, 2025, the Company’s PBCU granted to employees under the 2023-2025 LTI Plan, 2024-2026 LTI Plan and 2025-2027 LTI Plan have been accounted for as liability awards, due to the Company’s intent and the ability to settle such awards in cash upon vesting and expected lack of shares available for issuance. As of March 31, 2025, the short-term liability for such awards is $0.4 million and the long-term liability is $1.2 million.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense related to all of the Company’s stock awards included by operating expense categories, as follows:

	Three Months Ended March 31,
	2025	2024
Cost of revenues	$99	$23
Research and development	539	223
Selling, general and administrative	1,491	864
Total stock-based compensation expense	$2,129	$1,110

The following table summarizes stock-based compensation expense related to all of the Company’s stock awards included by award type, as follows:

	Three Months Ended March 31,
	2025	2024
Awards classified as equity:
Stock options	$115	$198
Restricted stock awards	940	428
Performance-based cash units	381	463
Total equity classified awards	1,436	1,089
Awards classified as liability:
Performance-based cash units	693	21
Total stock-based compensation before taxes	$2,129	$1,110
Tax benefit	$470	$252

The total unamortized stock-based compensation cost related to unvested restricted stock awards and stock options as of March 31, 2025 was $7.9 million. The expense is expected to be recognized over a weighted-average period of approximately 2.3 years.

The total unamortized stock-based compensation cost related to unvested performance-based cash units as of March 31, 2025 was $4.5 million. The expense is expected to be recognized over a weighted-average period of approximately 2.3 years.

Note 13. Restructuring

The Company continues to identify workforce optimization opportunities to better align the Company’s resources with its key strategic priorities.

A summary of the Company’s restructuring accrual at March 31, 2025 and changes during the three months ended March 31, 2025, are presented below:

Employee Termination Costs
Balance at December 31, 2024	$712
Charges	118
Payments	(672)
Balance at March 31, 2025	$158

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Note 14. Income Taxes

The Company recognized an income tax expense of approximately $1.3 million and $0.6 million during the three months ended March 31, 2025 and 2024, respectively. The effective tax rate was approximately (50.3)% for the three months ended March 31, 2025, which was lower than the U.S. federal statutory rate primarily due to impact of permanent adjustments, including Global Intangible Low-Taxed Income, and valuation allowances recorded, partially offset by the impact of foreign tax rate differential. The Company’s effective tax rate was approximately 11.9% for the three months ended March 31, 2024, which was lower than the U.S. federal statutory rate primarily due to the impact of valuation allowances recorded and foreign tax rate differential, partially offset by projected current income tax expense in the U.S. and certain foreign jurisdictions. The Company continues to consider all available evidence, including historical profitability and projections of future taxable income together with new evidence, both positive and negative, that could affect the view of the future realization of deferred tax assets. As a result of this assessment, the Company continues to record a valuation allowance against the net deferred tax assets of certain jurisdictions as the realization of these assets is not more likely than not, given uncertainty of future earnings in these jurisdictions.

Unrecognized tax benefits associated with uncertain tax positions were $4.4 million at March 31, 2025. We are not able to reasonably estimate when we would make any cash payments required to settle these liabilities, but we do not believe that the ultimate settlement of our obligations will materially affect our liquidity. The Company anticipates that $3.8 million of its currently unrecognized tax benefits, primarily related to research and development credits and other U.S. tax positions, may be recognized within the next 12 months as a result of a lapse of the statute of limitations.

During 2021 the Internal Revenue Service commenced an audit of certain of the Company’s prior year U.S. federal income tax filings, including the 2013 through 2020 tax years. The audit is currently ongoing and is in its concluding stages. While the receipt of the associated refunds would materially improve its financial position, the Company does not believe that the results of this audit will have a material effect on its results of operations. The Company has not accrued for any potential interest income related to the expected tax refund as of March 31, 2025.

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

	Three Months Ended March 31,
	2025	2024
Numerator - Basic:
Net (loss) income	$(3,817)	$4,475
Net loss attributable to redeemable non-controlling interests	—	(5)
Preferred stock dividend	—	(2,129)
Net (loss) income attributable to Synchronoss	(3,817)	2,341

Numerator - Diluted:
Net (loss) income attributable to Synchronoss	(3,817)	2,341
Net (loss) income attributable to Synchronoss	$(3,817)	$2,341

Denominator:
Weighted average common shares outstanding — basic	10,201	9,842
Dilutive effect of:
Shares from assumed conversion of PBCU	—	277
Options and unvested restricted shares	—	158
Weighted average common shares outstanding — diluted	$10,201	$10,277

Earnings (loss) per share:
Basic	$(0.37)	$0.24
Diluted	$(0.37)	$0.23

Anti-dilutive stock options and restricted stock awards[1]	459	627
________________________________
1    Represent stock options and restricted stock awards excluded from the Diluted EPS calculations because the effect would be anti-dilutive.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Note 16. Commitments

Non-cancelable Agreements

The Company has various non-cancelable arrangements such as services for hosting, support, and software that expire at various dates, with the latest expiration in 2028.

Aggregate annual future minimum payments under non-cancelable agreements as of March 31, 2025 for each year subsequent to December 31, 2024 and thereafter, are as follows:

Non-cancelable Agreements
2025	$15,242
2026	3,431
2027	1,903
2028	142
Total	$20,718

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

In the third quarter of 2017, the SEC and Department of Justice (the “DoJ”) initiated investigations in connection with certain financial transactions that the Company effected in 2015 and 2016 and its disclosure of and accounting for such transactions, which the Company restated in the third quarter of 2018 in its restated annual and quarterly financial statements for 2015 and 2016. On June 7, 2022 the SEC approved the Offer of Settlement and filed an Order Instituting Cease-And-Desist Proceedings pursuant to Section 21C of the Securities Exchange Act of 1934, Making Findings, and Imposing a Cease-And-Desist Order (the “SEC Order”). Pursuant to the terms of the SEC Order, the Company consented to pay a civil penalty in the amount of $12.5 million in equal quarterly installments over two years and to cease and desist from committing or causing any violations of Sections 10(b), 13(a), 13(b)(2)(A) and 13(b)(2)(B) of the Exchange Act and the associated rules thereunder. Failure to comply with the provisions of the SEC Order could result in further actions by one or both governmental agencies which could have a material adverse effect on the Company’s results of operations. The penalties have been paid in full as of March 31, 2024. Also on June 7, 2022, the SEC filed a civil action against two former members of the Company’s management team (the “defendants”), alleging misconduct arising out of certain of the restated transactions that took place in 2015 and 2016 investigated by the SEC as set forth above. During the second quarter of 2024, the Court entered final judgments in both of these civil actions pursuant to which the defendants agreed to pay civil penalties totaling an aggregate of $145,000 and one defendant agreed to disgorge incentive compensation received during the period of the restated transactions in the amount of $430,741. The Company has indemnified the defendants in these actions for certain costs and expenses, including reasonable attorney’s fees. During the quarter ended March 31, 2024, the Company reimbursed the defendants for the remaining costs and expenses, and as of March 31, 2025, no additional amounts are owed pursuant to this indemnification obligation.

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

Note 18. Additional Financial Information

Other Income (Expense)

The following table sets forth the components of Other Income (expense), net included in the Condensed Consolidated Statements of Operations:

	Three Months Ended March 31,
	2025	2024
Foreign exchange gains (losses)	$(5,579)	$3,801
Other[1]	—	10
Total	$(5,579)	$3,811
________________________________
1    Represents an aggregate of individually immaterial transactions.

The non-cash impact of the foreign exchange gains and losses on intercompany payables and receivables is reflected as an adjustment to reconcile the Net income to cash within the Other, net line item in the operating activities, as reported on the Condensed Consolidated Statements of Cash Flows.

Note 19. Subsequent Events

On April 24, 2025 (the “Closing Date”), Synchronoss Technologies Inc. (the “Synchronoss”) and certain of its subsidiaries (together with Synchronoss, the “Companies”) entered into that certain First Amendment to Credit Agreement and Pledge and Security Agreement (the “Amendment”) with the lenders party thereto and BGC Lender Rep LLC, as administrative agent (the “Administrative Agent”), which amended (i) that certain Credit Agreement, dated as of June 28, 2024 (the “Credit Agreement”, and as amended by the Amendment, the “Amended Credit Agreement”), among Synchronoss, the lenders party thereto from time to time and the Administrative Agent and (ii) that certain Pledge and Security Agreement, dated as of June 28, 2024 (the “Security Agreement”, and as amended by the Amendment, the “Amended Security Agreement”), among the Companies and the Administrative Agent.

On the Closing Date, the Amended Credit Agreement established a new term loan facility in an aggregate principal amount of $200 million (the “First Amendment Loan”), with any existing lenders under the Credit Agreement participating pursuant to a cashless settlement of the $73.6 million outstanding aggregate principal amount of term loan facility under the Credit Agreement. Synchronoss intends to use proceeds from the First Amendment Loan, together with cash on hand, to redeem all of the $121 million outstanding aggregate principal amount of senior notes on or around May 12, 2025 at the applicable redemption price, as previously disclosed.

The First Amendment Loans will mature on April 24, 2029 (subject to a springing maturity of nine months prior to the date of cancellation of certain material contracts if unreplaced in accordance with the terms of the Amended Credit Agreement) and bear an interest rate of the secured overnight financing rate, which shall not be less than 2.50%, plus a margin of 7.00% per annum (with one 0.50% stepdown at specified leverage). The First Amendment also includes (i) a covenant tested quarterly which limits the consolidated secured leverage ratio to 6.30 to 1.00 or under, (ii) a covenant tested monthly with respect to a minimum number of subscribers under certain material contracts and (iii) certain other changes to the terms of the Credit Agreement, including with respect to certain negative covenants.

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

Forward-looking Statements

This Quarterly Report on Form 10-Q, as well as information included in oral statements or other written statements made or to be made by us, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve substantial risks and uncertainties. All statements other than statements of historical fact contained in this report, including statements regarding our future results of operations and financial condition, business strategy, and plans and objectives of management for future operations, are forward-looking statements. In some cases, forward-looking statements may be identified by words such as “believe,” “may,” “will,” “potentially,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “could,” “would,” “project,” “target,” “plan,” “expect,”, “seek,” “hope,” “likely,” or the negative of these terms or other similar expressions.

Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available. These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, including risks described in the section titled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q that may cause actual results to differ materially from those anticipated or implied by the forward-looking statements. These factors include, but are not limited to:
•Adverse changes in the national and global economic environments, including foreign currency exchange and tariffs could affect our sales, revenue and profitability;
•Changes in market trends, growth rates and consumer preferences could impact our ability to meet customer demands, launch new products or features successfully, attract and retain new customers, or to successfully compete with other providers of similar products;
•New laws, regulations or changes to existing laws or regulations, including economic and trade policy, taxation and data protection, could increase our operational complexity or cost;
•Failure to anticipate and keep up with technological advancements could impair our competitiveness;
•Security breaches or cyber-attacks could compromise our proprietary information, cause reputational harm and result in financial penalties;
•The sufficiency of and our ability access cash or cash equivalents to meet our liquidity needs, the timing of our federal tax refund, capital expenditures, fluctuations in interest rates or credit availability could impact our financial performance;
•Legal proceedings or changes in the legal environment could affect our business operations and financial condition;
•Pandemic outbreaks, geopolitical tensions or natural disasters could disrupt our operations;
•Our ability to attract and retain talented employees is crucial to our success and any shortfall in that area could impact our operations.

Given these risks and uncertainties, undue reliance should not be placed on such forward-looking statements. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ from those contained in, or implied by, any forward-looking statements. Except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason after the date of this report or to conform these statements to actual results or to changes in our expectations. You should read this Quarterly Report on Form 10-Q and the documents that we have filed as exhibits to this report with the understanding that our actual future results, levels of activity, performance, and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

Investors, the media, and others should note that we intend to announce material information to the public through filings with the Securities and Exchange Commission (SEC), the investor relations page on our website (https://

synchronosstechnologiesinc.gcs-web.com/), press releases, public conference calls, webcasts and social media channels, including our X (formerly known as Twitter) feed (x.com/synchronoss) and LinkedIn page (https://www.linkedin.com/company/synchronoss-technologies). The information disclosed by the foregoing channels could be deemed to be material information. As such, we encourage investors, the media, and others to follow the channels listed above and to review the information disclosed through such channels. Any updates to the list of disclosure channels through which we will announce information will be posted on the investor relations page on our website. The contents of the websites provided above are not incorporated into this filing or in any other report or document we file with the SEC. These website addresses are intended to be inactive textual references only.

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

Designed for smartphones, tablets, and desktops across all operating systems, our platform ensures a seamless cross-device experience.

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

The Company’s top five customers accounted for 99.1% and 97.2% of net revenues for the three months ended March 31, 2025 and March 31, 2024, respectively. Contracts with these customers typically run for three to five years. Of these customers, both Verizon and AT&T accounted for more than 10% of our revenues in 2025 and 2024. The loss of Verizon or AT&T as a customer would have a material negative impact on our company. However, we believe the costs incurred by and subscriber disruption for Verizon or AT&T to replace Synchronoss’ solutions would be substantial.

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

Discussion of the Condensed Consolidated Statements of Operations

The following table presents an overview of our results of operations for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,		Change
	2025	2024	2025 vs 2024
Net revenues	$42,213	$42,965	$(752)
Cost of revenues[1]	8,711	10,223	(1,512)
Research and development	9,698	10,331	(633)
Selling, general and administrative	11,379	13,257	(1,878)
Restructuring charges	118	219	(101)
Depreciation and amortization	4,078	4,359	(281)
Total costs and expenses	33,984	38,389	(4,405)
Income from operations	8,229	4,576	3,653
Interest income	233	208	25
Interest expense	(5,422)	(3,517)	(1,905)
Other (expense) income, net	(5,579)	3,811	(9,390)
(Loss) income from operations, before taxes	(2,539)	5,078	(7,617)
Provision for income taxes	(1,278)	(603)	(675)
Net (loss) income	$(3,817)	$4,475	$(8,292)
________________________________
1    Cost of revenues excludes depreciation and amortization which are shown separately.

Net revenues decreased $0.8 million to $42.2 million for the three months ended March 31, 2025, compared to the same period in 2024. The decrease in revenue was primarily attributable to a decline in professional services revenue in the current year associated with the termination of certain contracts in 2024.

Cost of revenues decreased $1.5 million to $8.7 million for the three months ended March 31, 2025, compared to the same period in 2024. The decrease in 2025 was primarily due to lower baseline employee expenses resulting from restructuring measures implemented in the fourth quarter of 2024, as well as cost-saving initiatives aimed at reducing vendor expenditures and overhead.

Research and development expense decreased $0.6 million to $9.7 million for the three months ended March 31, 2025, compared to the same period in 2024. The decrease in 2025 was primarily attributable to cost-saving initiatives implemented in the fourth quarter of 2024 aimed at streamlining the workforce and reducing vendor expenditures.

Selling, general and administrative expense decreased $1.9 million to $11.4 million for the three months ended March 31, 2025, compared to the same period in 2024. The decrease in 2025 was primarily attributable to cost-saving initiatives implemented in the fourth quarter of 2024 aimed at streamlining the workforce and reducing vendor expenditures.

Restructuring charges were $0.1 million for the three months ended March 31, 2025 and $0.2 million for the three months ended March 31, 2024. Restructuring charges were primarily related to employment termination costs as a result of the work-force reductions initiated to reduce operating costs and align our resources with our key strategic priorities.

Depreciation and amortization expense decreased $0.3 million for the three months ended March 31, 2025, compared to the same period in 2024. The 2025 decrease was primarily attributable to the reduced amortization of capitalized software.

Interest income increased immaterially for the three months ended March 31, 2025, compared to the same period in prior year. Interest income is mainly related to interest on India's Unitized Time Deposits (UTDs).

Interest expense increased $1.9 million to $5.4 million for the three months ended March 31, 2025, compared to the same period in 2024. The increase is mainly due to $1.8 million interest expense related to the new Term Loan the Company obtained at the end of the second quarter of 2024, which was used to retire the Series B Preferred stock, improving the Company’s overall capital structure.

Other income (expense), net decreased $9.4 million to expense of $5.6 million for the three months ended March 31, 2025 from income of $3.8 million during the same period in 2024 primarily due to the impact of non-cash foreign exchange losses on intercompany payables and receivables.

Income tax. The Company recognized an income tax expense of approximately $1.3 million for the three months ended March 31, 2025 and $0.6 million for the three months ended March 31, 2024. The effective tax rate was approximately (50.3)% for the three months ended March 31, 2025, which was lower than the U.S. federal statutory rate primarily due to impact of permanent adjustments, including Global Intangible Low-Taxed Income, and valuation allowances recorded, partially offset by the impact of foreign tax rate differential. The Company’s effective tax rate was approximately 11.9% for the three months ended March 31, 2024, which was lower than the U.S. federal statutory rate primarily due to the impact of valuation allowances recorded and foreign tax rate differential, partially offset by projected current income tax expense in the U.S. and certain foreign jurisdictions.

Liquidity and Capital Resources

Our principal sources of liquidity have been cash provided by operations. At March 31, 2025 the Company had an aggregate of $29.1 million cash and cash equivalents, and generated operating cash flows of $0.3 million for the three months ended March 31, 2025. At March 31, 2025, our non-U.S. subsidiaries held approximately $12.1 million of cash and cash equivalents that are available for use by our operations around the world. The Company believes it has sufficient cash and cash equivalents and will generate sufficient liquidity from operations to meet its obligations for at least the next 12 months.

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

We believe that our cash, cash equivalents, financing sources, and our ability to manage working capital and expected positive cash flows generated from operations in combination with continued expense reductions will be sufficient to fund our operations for the next twelve months from the filing date of this Form 10-Q. However, as the current geopolitical tensions unfold, we will continue to assess any impact on our operations and our liquidity needs. Our liquidity plans are subject to a number of risks and uncertainties, including those described in the "Forward-Looking Statements" section of this MD&A and Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, some of which are outside of our control.

Discussion of Cash Flows

A summary of net cash flows follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Net cash provided by (used in):
Operating activities	$293	$527
Investing activities	(3,310)	(3,803)
Financing activities	$(1,278)	$(2,129)

Our primary source of cash is receipts from revenue. The primary uses of cash are personnel and related costs, telecommunications, and facility costs related primarily to our cost of revenue and general operating expenses including professional service fees, consulting fees, building and equipment maintenance and marketing expense.

Cash provided by operating activities for the three months ended March 31, 2025 was $0.3 million as compared to $0.5 million of cash provided by operating activities for the same period in 2024. In the current period, the Company generated cash from operations mainly driven by continued growth in cloud subscribers and reduced operating costs, offset by unfavorable movements in working capital compared to the first quarter of 2024.

Cash used in investing activities for the three months ended March 31, 2025 was $3.3 million as compared to $3.8 million of cash used in investing activities during the same period in 2024. The cash used in investing activities during current and prior year primarily funded product development for our Cloud offering and associated labor costs.

Cash used in financing activities for the three months ended March 31, 2025 was $1.3 million as compared to $2.1 million of cash used in financing activities during the same period in 2024. The cash used in financing activities in the current year was primarily related to the $0.5 million principal payment on the Term Loan and $0.8 million of income and payroll taxes paid as a result of stock-based withholding. Cash used in financing activities in the prior year was primarily related to $2.1 million dividend payment on Series B Preferred stock.

Effect of Inflation

Inflationary increases in certain input costs, such as occupancy, labor and benefits, and general administrative costs have impacted our business. Management does not believe these impacts have had a material impact on our results of operations during the three months ended March 31, 2025 and 2024. We cannot assure you, however, that we will not be affected by general inflation in the future.

Contractual Obligations
Our contractual obligations consist of office and laptop leases, notes payable and related interest as well as contractual commitments under third-party hosting, software licenses and maintenance agreements. The following table summarizes our long‑term contractual obligations as of March 31, 2025 (in thousands):

	Payments Due by Period
	Total	2025	2026-2027	2028
Finance lease obligations	$1,538	$733	$805	$—
Interest	36,057	13,154	18,667	4,236
Operating lease obligations	23,752	5,683	13,793	4,276
Purchase obligations[1]	20,718	15,242	5,334	142
Senior Notes Payable	121,387	—	121,387	—
Term Loan	73,594	1,406	12,188	60,000
Total	$277,046	$36,218	$172,174	$68,654
_______________________________
1    Amount represents obligations associated with colocation agreements and other customer delivery related purchase obligations.

Uncertain Tax Positions

Unrecognized tax benefits associated with uncertain tax positions were $4.4 million at March 31, 2025. We are not able to reasonably estimate when we would make any cash payments required to settle these liabilities, but we do not believe that the ultimate settlement of our obligations will materially affect our liquidity. The Company anticipates that $3.8 million of its currently unrecognized tax benefits, primarily related to research and development credits and other U.S. tax positions, may be recognized within the next 12 months as a result of a lapse of the statute of limitations.

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

During the three months ended March 31, 2025, there were no significant changes in our critical accounting policies and estimates from our Annual Report on Form 10-K for the year ended December 31, 2024. Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024 for a more complete discussion of our critical accounting policies and estimates.

Recently Issued Accounting Standards

For a discussion of recently issued accounting standards see Note 2. Basis of Presentation and Consolidation of the Notes to Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of March 31, 2025 and December 31, 2024 that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

The following discussion about market risk involves forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. We deposit our excess cash in what we believe are high-quality financial instruments, primarily money market funds and certificates of deposit, and we may be exposed to market risks related to changes in interest rates. These investments are denominated in United States dollars.

The primary objective of our investment activities is to preserve our capital for the purpose of funding operations, while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and short- and long-term investments in a variety of securities, which could include commercial paper, money market funds and corporate and government debt securities. Our cash and cash equivalents at March 31, 2025 and December 31, 2024 were invested in liquid money market accounts and certificates of deposit. All market-risk sensitive instruments were entered into for non-trading purposes.

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

Interest Rate Risk

We are exposed to the risk of interest rate fluctuations on the interest income earned on our cash and cash equivalents. A hypothetical 100 basis point movement in interest rates applicable to our cash and cash equivalents outstanding at March 31, 2025 would increase interest income by approximately $0.3 million on an annual basis.

Borrowings pursuant to our Term Loan Credit Agreement bear interest at a rate per annum equal to the Adjusted Term SOFR (as defined in the Credit Agreement) for the applicable interest period, plus 5.50%, subject to a floor of 2.50%. As such, our net income is sensitive to movements in interest rates. If interest rates increase, our debt obligations pursuant to the Credit Agreement would increase even though the amount borrowed remained the same, and our net income would decrease. Such increases in interest rates could have a material adverse effect on our cash flow and financial condition. We do not hold any derivative instruments and do not engage in any hedging activities to mitigate interest rate risk. Based on our outstanding borrowings pursuant to the Credit Agreement as of March 31, 2025 a hypothetical 100 basis point movement in interest rates would have affected interest expense on the debt by $0.7 million on an annual basis.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934), as of the end of the period covered by this quarterly report, that ensure that information relating to the registrant which is required to be disclosed in this report is recorded, processed, summarized and reported within required time periods using the criteria for effective internal control established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the registrant’s disclosure controls and procedures were effective as of March 31, 2025.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our controls performed during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes to our risk factors as previously disclosed in Part I, Item 1A. included in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Restated Certificate of Incorporation of the Registrant.	10-K	001-40574	3.1	March 15, 2023
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant.	8-K	001-40574	3.1	June 23, 2022
3.3	Amended and Restated Bylaws of the Registrant.	S-1	333-132080	3.4	May 9, 2006
3.4	Amendment No. 1 to Amended and Restated Bylaws of the Registrant.	8-K	000-52049	3.2	February 20, 2018
3.5	Amendment No. 2 to the Amended and Restated Bylaws of the Registrant.	8-K	000-52049	3.3	June 30, 2021
3.6	Certificate of Designations of the Series B Perpetual Non-Convertible Preferred Stock.	8-K	000-52049	3.1	June 30, 2021
3.7	Certificate of Amendment of the Restated Certificate of Incorporation of Synchronoss Technologies, Inc.	8-K	001-40574	3.1	December 7, 2023
3.8	Certificate of Elimination of the Series B Perpetual Non-Convertible Preferred Stock.	8-K	001-40574	3.1	July 1, 2024
10.1	Synchronoss Technologies, Inc. Amended and Restated 2015 Equity Incentive Plan.	10-Q	001-40574	10.1	November 12, 2024
31.1	Certification of Principal Executive Officer pursuant to Rule 13a‑14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes‑Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a‑14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes‑Oxley Act of 2002.					X
32.1	Certification of Principal Executive Officer pursuant to Rule 13a‑14(b) of the Exchange Act and section 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes‑Oxley Act of 2002.					X
32.2	Certification of Principal Financial Officer pursuant to Rule 13a‑14(b) of the Exchange Act and section 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes‑Oxley Act of 2002.					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Schema Document					X
101.CAL	XBRL Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	XBRL Labels Linkbase Document					X
101.PRE	XBRL Presentation Linkbase Document					X

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Synchronoss Technologies, Inc.

/s/ Jeff Miller
Jeff Miller
Chief Executive Officer
(Principal Executive Officer)

/s/ Louis Ferraro
Louis Ferraro
Chief Financial Officer

May 6, 2025