Form 10-Q
period 2025-06-30
SYNCHRONOSS TECHNOLOGIES INC
filed 2025-08-11
CIK 1131554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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
As of August 11, 2025, there were 11,501,753 shares of common stock issued and outstanding.

SYNCHRONOSS TECHNOLOGIES, INC.
FORM 10-Q INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

SYNCHRONOSS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (In thousands)

	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$24,622	$33,375
Accounts receivable, net	17,719	18,129
Prepaid & other current assets	30,486	29,878
Total current assets	72,827	81,382
Non-current assets:
Property and equipment, net	2,954	3,154
Operating lease right-of-use assets	4,989	8,445
Goodwill	188,784	179,408
Intangible assets, net	19,559	19,117
Other assets, non-current	2,305	2,319
Total non-current assets	218,591	212,443
Total assets	$291,418	$293,825
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,768	$7,067
Accrued expenses	33,586	30,519
Deferred revenues, current	26	837
Debt, current	5,000	1,875
Total current liabilities	42,380	40,298
Long-term debt, net of debt issuance costs	181,215	184,840
Deferred tax liabilities	3,348	4,903
Leases, non-current	11,829	16,776
Other liabilities, non-current	3,213	4,733
Total liabilities	241,985	251,550
Commitments and contingencies:
Redeemable non-controlling interest	—	12,500
Stockholders’ equity:
Common stock, $0.0001 par value; 16,667 and 16,667 shares authorized, 11,497 and 11,075 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	1	1
Additional paid-in capital	510,149	495,906
Accumulated other comprehensive loss	(12,301)	(41,137)
Accumulated deficit	(448,416)	(424,995)
Total stockholders’ equity	49,433	29,775
Total liabilities and stockholders’ equity	$291,418	$293,825

See accompanying notes to condensed consolidated financial statements.

SYNCHRONOSS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net revenues	$42,486	$43,458	$84,699	$86,423
Costs and expenses:
Cost of revenues[1]	8,922	10,401	17,633	20,624
Research and development	10,404	11,896	20,102	22,227
Selling, general and administrative	11,851	12,788	23,230	26,045
Restructuring charges	47	48	165	267
Depreciation and amortization	4,402	4,028	8,480	8,387
Total costs and expenses	35,626	39,161	69,610	77,550
Income from operations	6,860	4,297	15,089	8,873
Interest income	269	183	502	391
Interest expense	(6,565)	(3,486)	(11,987)	(7,003)
Debt modification expense	(4,384)	—	(4,384)	—
Loss on debt extinguishment	(1,993)	—	(1,993)	—
Foreign exchange (loss) gain	(12,531)	1,220	(18,110)	5,021
Other income, net	3	—	3	10
(Loss) income from operations, before taxes	(18,341)	2,214	(20,880)	7,292
Provision for income taxes	(1,263)	(2,708)	(2,541)	(3,311)
Net (loss) income	(19,604)	(494)	(23,421)	3,981
Net income attributable to redeemable non-controlling interests	—	5	—	—
Preferred stock dividend, net of gain on repurchase of preferred stock	—	567	—	(1,562)
Net (loss) income attributable to Synchronoss	$(19,604)	$78	$(23,421)	$2,419
Earnings (loss) per share:
Basic	$(1.87)	$0.01	$(2.27)	$0.24
Diluted	$(1.87)	$0.01	$(2.27)	$0.24
Weighted average common shares outstanding:
Basic	10,470	10,042	10,336	9,942
Diluted	10,470	10,424	10,336	10,265
________________________________
1    Cost of revenues excludes depreciation and amortization which are shown separately.

See accompanying notes to condensed consolidated financial statements.

SYNCHRONOSS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited) (In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net (loss) income	$(19,604)	$(494)	$(23,421)	$3,981
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	19,983	(2,166)	28,836	(8,275)
Comprehensive income (loss)	379	(2,660)	5,415	(4,294)
Comprehensive loss attributable to redeemable non-controlling interests	—	5	—	—
Comprehensive income (loss) attributable to Synchronoss	$379	$(2,655)	$5,415	$(4,294)

See accompanying notes to condensed consolidated financial statements.

SYNCHRONOSS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited) (In thousands)

	Three Months Ended June 30, 2025
	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders' Equity
Balance at March 31, 2025	11,498	$1	$496,533	$(32,284)	$(428,812)	$35,438
Stock-based compensation	—	—	1,116	—	—	1,116
Issuance of restricted stock, net	(1)	—	—	—	—	—
Net loss	—	—	—	—	(19,604)	(19,604)
Total other comprehensive income	—	—	—	19,983	—	19,983
Zentry partnership termination[1]	—	—	12,500	—	—	12,500
Balance at June 30, 2025	11,497	$1	$510,149	$(12,301)	$(448,416)	$49,433
________________________________
1    For further detail on Zentry partnership termination refer to Note 11. Capital Structure of the Notes to Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q.

	Three Months Ended June 30, 2024
	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders' Equity
Balance at March 31, 2024	10,315	$1	$482,492	$(31,841)	$(426,694)	$23,958
Stock-based compensation	—	—	893	—	—	893
Shares withheld for taxes in connection with issuance of restricted stock	—	—	(1)	—	—	(1)
Issuance of restricted stock	500	—	—	—	—	—
Preferred stock dividend	—	—	(2,129)	—	—	(2,129)
Net loss	—	—	—	—	(494)	(494)
Non-controlling interest	—	—	(5)	—	5	—
Total other comprehensive loss	—	—	—	(2,166)	—	(2,166)
Gain on Senior Notes repurchase	—	—	7,862	—	—	7,862
Gain on Series B Preferred stock redemption	—	—	2,696	—	—	2,696
Balance at June 30, 2024	10,815	$1	$491,808	$(34,007)	$(427,183)	$30,619

See accompanying notes to condensed consolidated financial statements.

SYNCHRONOSS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited) (In thousands) (Continued)

	Six Months Ended June 30, 2025
	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated deficit	Total Stockholders' Equity
Balance at December 31, 2024	11,075	$1	$495,906	$(41,137)	$(424,995)	$29,775
Stock-based compensation	—	—	2,552	—	—	2,552
Issuance of restricted stock, net	500	—	—	—	—	—
Issuance of common stock on exercise of options	1	—	13	—	—	13
Shares withheld for taxes in connection with issuance of restricted stock	(79)	—	(822)	—	—	(822)
Net income (loss)	—	—	—	—	(23,421)	(23,421)
Total other comprehensive income (loss)	—	—	—	28,836	—	28,836
Zentry partnership termination[1]	—	—	12,500	—	—	12,500
Balance at June 30, 2025	11,497	$1	$510,149	$(12,301)	$(448,416)	$49,433
________________________________
1    For further detail on Zentry partnership termination refer to Note 11. Capital Structure of the Notes to Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q.

	Six Months Ended June 30, 2024
	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated deficit	Total Stockholders' Equity
Balance at December 31, 2023	10,314	$1	$483,527	$(25,732)	$(431,164)	$26,632
Stock-based compensation	—	—	1,982	—	—	1,982
Shares withheld for taxes in connection with issuance of restricted stock	—	—	(1)	—	—	(1)
Issuance of restricted stock	501	—	—	—	—	—
Preferred stock dividend	—	—	(4,258)	—	—	(4,258)
Net income (loss)	—	—	—	—	3,981	3,981
Total other comprehensive income (loss)	—	—	—	(8,275)	—	(8,275)
Gain on Senior Notes repurchase	—	—	7,862	—	—	7,862
Gain on Series B Preferred stock redemption	—	—	2,696	—	—	2,696
Balance at June 30, 2024	10,815	$1	$491,808	$(34,007)	$(427,183)	$30,619

See accompanying notes to condensed consolidated financial statements.

SYNCHRONOSS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Six Months Ended June 30,
	2025	2024
Operating activities:
Net (loss) income	$(23,421)	$3,981
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	8,480	8,387
Amortization of debt issuance costs and debt discount	1,583	888
Loss on debt extinguishment	1,993	—
Sublease receivable impairment	—	806
Deferred income taxes	(1,696)	961
Stock-based compensation	3,152	2,355
Operating lease impairment, net	627	2,278
Non-cash foreign currency impact	17,314	(5,334)
Changes in operating assets and liabilities:
Accounts receivable, net	627	2,715
Prepaid expenses and other current assets	(489)	1,868
Accounts payable	(3,460)	783
Accrued expenses	2,871	(6,358)
Other assets, non-current	92	51
Deferred revenues	(861)	(11)
Other liabilities	(4,234)	(1,530)
Net cash provided by operating activities	$2,578	$11,840

See accompanying notes to condensed consolidated financial statements.

SYNCHRONOSS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands) (Continued)

	Six Months Ended June 30,
	2025	2024
Investing activities:
Purchases of fixed assets	$(655)	$(896)
Additions to capitalized software	(6,030)	(6,614)
Net cash used in investing activities	(6,685)	(7,510)
Financing activities:
Share-based compensation-related proceeds	13	—
Taxes paid on withholding shares	(822)	(1)
Cash proceeds from issuance of long-term debt	126,406	75,000
Debt issuance costs related to long-term debt	(7,896)	(6,746)
Repayment of long-term debt	(469)	—
Retirement of Senior Notes	(121,387)	(11,524)
Debt extinguishment costs related to Senior Notes	(729)	—
Drawdown on A/R Facility	3,000	6,000
Repayment of A/R Facility	(3,000)	(6,000)
Series B Preferred dividend paid in the form of cash	—	(4,258)
Redemption of Series B Preferred stock	—	(57,576)
Net cash used in financing activities	(4,884)	(5,105)
Effect of exchange rate changes on cash	238	(149)
Net decrease in cash and cash equivalents	(8,753)	(924)
Beginning cash and cash equivalents	33,375	24,572
Ending cash and cash equivalents	$24,622	$23,648

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

Note 2. Basis of Presentation and Consolidation

The accompanying interim unaudited condensed consolidated financial statements have been prepared by Synchronoss and, in the opinion of management, include all adjustments necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the interim periods. They do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025.

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
Date of adoption: January 1, 2025

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Standards issued not yet adopted

Standard	Description	Effect on the financial statements
Update 2024-03 - Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses	Requires a public business entity to disclose, on an annual basis and interim basis, disaggregated information about certain income statement line items in a tabular format in the notes to the financial statements. The guidance does not change what is presented on the face of the income statement.	The Company continues to evaluate these changes and does not anticipate any material impact on the Company’s consolidated financial position or results of operations upon adoption.
Planned date of adoption: January 1, 2027
Update 2023-09 - Income Taxes (Topic 740) - Improvements to Income Tax Disclosures	The amendments in this Update related to the rate reconciliation and income taxes paid disclosures improve the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction.	The Company evaluated these changes and noted that the adoption of this standard did not have a material impact on the Company’s consolidated financial position or results of operations. The ASU is effective for annual periods beginning after December 15, 2024, and will not impact interim disclosures for 2025. The Company will include additional income tax disclosures in its Annual Report on Form 10-K for the year ending December 31, 2025, as required by ASU Update 2023-09.
Planned date of adoption: December 31, 2025

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Geography:
North America	$40,160	$40,314	$80,515	$79,955
APAC	1,978	1,605	3,484	3,153
EMEA	348	1,539	700	3,315
Total revenue	$42,486	$43,458	$84,699	$86,423

Service Line:
Professional Services	$2,296	$4,089	$5,023	$7,862
Subscription Services	39,332	39,320	78,624	78,463
License	858	49	1,052	98
Total revenue	$42,486	$43,458	$84,699	$86,423

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

A contract asset is a right to consideration that is conditional upon factors other than the passage of time. For example, the Company would record a contract asset if it records revenue on a professional services engagement but are not entitled to bill until the Company achieves specified milestones. The Company presents such contract assets in Other current assets and Other noncurrent assets on the Condensed Consolidated Balance Sheets. The contract asset balance was $0.5 million and $0.6 million at June 30, 2025 and December 31, 2024, respectively.

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

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Significant changes in the contract liabilities balance during the period are as follows:

Contract Liabilities[1]
Balance at December 31, 2024	$837
Amounts billed but not initially recognized as revenue	84,158
Revenue recognized in the period	(84,315)
Reclassification to contract asset	(654)
Balance at June 30, 2025	$26
________________________________
1    Comprised of Deferred Revenue. $0.4 million of revenue recognized in the period was included in the contract liability balance at the beginning of the period.

Transaction Price Allocated to the Remaining Performance Obligations

Topic 606 requires that the Company disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of June 30, 2025. The Company has elected not to disclose transaction price allocated to remaining performance obligations for:

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

As of June 30, 2025, the aggregate amount of transaction price allocated to remaining performance obligations, other than those meeting the exclusion criteria above, was $133.7 million, of which approximately 99.4% is expected to be recognized as revenues within 2 years, and the remainder thereafter.

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

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

The accounting policies of the single segment are the same as those described in the summary of significant accounting policies. The CODM assesses performance and decides how to allocate resources based on consolidated net income (loss). The measure of segment assets is reported on the balance sheet as total consolidated assets.

The CODM uses consolidated net income (loss) to evaluate the overall financial performance of the company. The focus is on revenue performance as well as on comparing actual functional spend categories to forecast and, occasionally, prior-year results to assess variances and trends. Decisions regarding resource allocation are primarily made during the annual budget planning process and augmented as needed throughout the year.

Segment operating results and a reconciliation of segment operating income to consolidated net income (loss) are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net revenues[1]	$42,486	$43,458	$84,699	$86,423
Less (add):
Employees related expense net of capitalized software	18,349	19,469	37,183	39,295
Hosting expense	3,769	3,858	7,501	7,804
Professional services expense	4,602	4,425	9,015	9,729
Other segment items[2]	4,501	7,381	7,428	12,325
Depreciation and amortization	4,402	4,028	8,480	8,387
Interest income	(269)	(183)	(502)	(391)
Interest expense	6,565	3,486	11,987	7,003
Debt modification expense	4,384	—	4,384	—
Loss on debt extinguishment	1,993	—	1,993	—
Foreign exchange loss (gain)	12,531	(1,220)	18,110	(5,021)
Provision (benefit) for income taxes	1,263	2,708	2,541	3,311
Segment net (loss) income	$(19,604)	$(494)	$(23,421)	$3,981
Reconciliation of profit or loss
Adjustments and reconciling items	—	—	—	—
Consolidated net (loss) income	$(19,604)	$(494)	$(23,421)	$3,981
_____________________________
1    There are no intra-entity sales or transfers.
2    Other segment items include: administrative expense, facilities expense, maintenance charges, restructuring expense, sales and marketing expense, stock-based compensation expense and other overhead expense.

Note 5. Accounts Receivable Securitization Facility

On June 23, 2022 (the “A/R Closing Date”), the Company and certain of its subsidiaries (together with the Company, the “Company Group”) entered into a $15 million accounts receivable securitization facility (the “A/R Facility”) with Norddeutsche Landesbank Girozentrale. On June 25, 2025, but effective as of June 17, 2025, the arrangement was amended to extend the expiration date to December 22, 2025, with no other revisions to its terms.

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

Unless earlier terminated or subsequently extended pursuant to the terms of the Receivables Purchase Agreement, the A/R Facility will expire on December 22, 2025.

For the three and six months ended June 30, 2025 the Company drew $3.0 million on the A/R Facility, and had repaid the balance in full as of June 30, 2025. For the six months ended June 30, 2024, the Company drew $6.0 million on the A/R Facility, and had repaid the balance in full as of June 30, 2024. The interest associated with the draw and repayment was not material for either period. The drawdown and subsequent repayment of the A/R Facility represent financing activities, as reported on the Condensed Consolidated Statements of Cash Flows. As of June 30, 2025 approximately $3.2 million of the Company’s receivables are held by SN Technologies. As of June 30, 2025 there were no outstanding borrowings against the A/R facility and $1.9 million was available for the Company to draw under the A/R Facility.

The Company drew $3.0 million on the A/R Facility on July 22, 2025, and has not repaid the balance as of the filing date.

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

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

The following is a summary of assets and liabilities, and their related classifications under the fair value hierarchy:

	June 30, 2025
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Money market accounts[1]	$8,086	$8,086	$—	$—
Total assets	$8,086	$8,086	$—	$—
Liabilities
Performance-based cash units[2,3]	$1,550	$—	$1,550	$—
Total liabilities	$1,550	$—	$1,550	$—

	December 31, 2024
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Money market accounts[1]	$9,552	$9,552	$—	$—
Total assets	$9,552	$9,552	$—	$—
Liabilities
Performance-based cash units[2,3]	$948	$—	$948	$—
Total liabilities	$948	$—	$948	$—
________________________________
1    Included in Cash and cash equivalents on the Condensed Consolidated Balance Sheets.
2    The short-term portion is included in Accrued expenses and the long-term portion is included in Other liabilities, non-current on the Condensed Consolidated Balance Sheets.
3    For a discussion of performance-based cash units see Note 11. Capital Structure of the Notes to Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q.

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

On January 8, 2025, the Company and STIN, APC and Sequential Technology International Holdings, LLC (collectively the “Sequential Parties”) entered into an Amended and Restated Settlement Agreement (“Settlement Agreement”) to further amend the amounts due from STIN under the Note in connection with a transaction through which the Sequential Parties were

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

acquired. Under the Settlement Agreement the Company received $1.6 million in past-due rent and contingent consideration which the Company may be entitled to if certain key performance indicators are met within the time periods specified in that Agreement. Given the full allowance for credit losses had been recorded against the Note in 2023, the modification of the terms of the Note had no net impact on the consolidated financial statements for the six months ended June 30, 2025.
Note 8. Leases

The Company has entered into contracts with third parties to lease a variety of assets, including certain real estate, equipment and other assets. The Company’s leases frequently allow for lease payments that could vary based on factors such as inflation or the degree of utilization of the underlying asset. For example, certain of the Company’s real estate leases could require us to make payments that vary based on common area maintenance charges, insurance, and other charges. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

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

The following table presents information about the Company's right-of-use (“ROU”) assets and lease liabilities:

	June 30, 2025	December 31, 2024
Operating lease assets:
Non-current operating lease ROU assets	$4,989	$8,445
Finance lease assets:
Equipment, net	1,099	1,137

Operating lease liabilities:
Lease liabilities, current	6,501	6,010
Lease liabilities, non-current	11,321	16,320
Total operating lease liabilities	$17,822	$22,330

Finance lease liabilities:
Lease liabilities, current	776	722
Lease liabilities, non-current	508	456
Total finance lease liabilities	$1,284	$1,178

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

The following table presents information about lease expense and sublease income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Finance leases:
Interest expense	$34	$23	$65	$51
Depreciation expense	195	147	381	314
Total finance leases	$229	$170	$446	$365

Operating leases:
Operating lease cost[1]	$982	$1,397	$2,015	$2,821
Other lease costs and income:
Variable lease costs[1]	562	169	925	310
ROU assets impairments, net[1,2]	627	2,278	627	2,278
Sublease income[1,2]	(784)	(291)	(3,236)	(1,310)
Total operating leases	1,387	3,553	331	4,099
Total net lease cost	$1,616	$3,723	$777	$4,464
________________________________
1    Amounts are included in Cost of revenues, Selling, general and administrative and/or Research and development based on the function that the underlying leased asset supports, which are reflected on the Condensed Consolidated Statements of Operations.
2    Reflects impairments recorded for the 7th floor at Bridgewater, NJ lease in the current period, and for Bethlehem, PA in the prior period.

The following table provides the undiscounted amount of future cash flows included in the Company’s lease liabilities at June 30, 2025, for each of the five years beginning January 1, 2025 and thereafter, as well as a reconciliation of such undiscounted cash flows to our lease liabilities as of June 30, 2025:

	Operating Leases	Finance Leases
2025	$3,837	$543
2026	7,664	661
2027	5,349	184
2028	3,029	—
Total future lease payments	19,879	1,388
Less: amount representing interest	(2,057)	(104)
Present value of future lease payments (lease liability)	$17,822	$1,284

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

The following table provides the weighted average remaining lease term and weighted-average discount rates for our leases:

	June 30, 2025	December 31, 2024
Weighted average remaining lease term (years), weighted based on lease liability balances:
Finance leases	2.0	2.0
Operating leases	3.0	3.7

Weighted average discount rate (percentages), weighted based on the remaining balance of lease payments:
Finance leases	10.2%	10.0%
Operating leases	8.0%	8.0%

The following table provides certain cash flow and supplemental noncash information related to our lease liabilities:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Finance leases	$190	$162	$380	$348
Operating leases	1,934	1,963	3,820	3,924

Lease liabilities arising from obtaining right-of-use assets:
Finance leases	$—	$—	$397	$105
Operating leases	—	—	—	—

Note 9. Debt

2025 Term Loan

On April 24, 2025 (the “Closing Date”), the Company and certain of its subsidiaries entered into the First Amendment to Credit Agreement and Pledge and Security Agreement (the “2025 Term Loan Agreement”) with the lenders party thereto and BGC Lender Rep LLC, as administrative agent, which amended the 2024 Term Loan Agreement (as defined below), to establish a new term loan facility in an aggregate principal amount of $200.00 million (the “2025 Term Loan”), all of which was funded on the Closing Date, with any existing lenders under the 2024 Term Loan Agreement participating pursuant to a cashless settlement of the $73.6 million outstanding aggregate principal amount of the 2024 Term Loan, as defined below, for total net cash proceeds of $126.4 million. In connection with the 2024 Term Loan settlement, the Company paid a $2.8 million make-whole provision. The proceeds from the 2025 Term Loan, together with cash on hand, were used to redeem all of the $121.4 million outstanding aggregate principal amount of 2021 Senior Notes on May 12, 2025 at the applicable redemption price. The Company paid a $1.2 million prepayment premium in connection with the 2021 Senior Notes redemption.

The 2025 Term Loan includes participation from both existing and new lenders. One lender participated in both the 2024 Term Loan and the 2025 Term Loan. In addition, one former 2021 Senior Notes lender also participated in the 2025 Term Loan. These transactions were evaluated under ASC 470-50, Debt—Modifications and Extinguishments, and were accounted for as debt modifications. Those lenders from the 2021 Senior Notes that did not participate in the 2025 Term Loan (the “Extinguished Note Holders”) were considered extinguished under the accounting guidance. There was one new lender who also participated in the 2025 Term Loan syndicate.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

In connection with the refinancing, the Company incurred $9.0 million of financing-related costs, consisting of $4.0 million in lender fees (treated as original issue discount) and $5.0 million in third-party costs. The Company capitalized the full $4.0 million in lender fees and $0.6 million of third-party costs as debt issuance costs, which will be amortized over the term of the 2025 Term Loan using the effective interest method. The remaining $4.4 million of third-party fees were recognized as Debt modification expense on the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2025, in accordance with ASC 470-50.

As of the Closing Date, the Company had $5.6 million of unamortized debt issuance costs associated with the 2024 Term Loan. These costs, along with the $2.8 million make-whole provision paid at refinancing, were capitalized and are being amortized over the term of the 2025 Term Loan.

The Company also had $2.1 million in unamortized debt issuance costs related to the 2021 Senior Notes. Of this amount, $0.8 million was allocated to lenders determined to be modified and will be amortized over the term of the 2025 Term Loan. The remaining $1.3 million was recognized as Loss on debt extinguishment on the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2025. Of the $1.2 million prepayment premium paid on the 2021 Senior Notes, $0.5 million was capitalized and will be amortized over the life of the 2025 Term Loan, while $0.7 million was recorded as Loss on debt extinguishment on the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2025.

The 2025 Term Loan also (i) lowered the consolidated secured leverage ratio, (ii) added covenant testing monthly with respect to a minimum number of subscribers under certain material contracts and (iii) provided for certain other changes to the terms of the 2025 Term Loan Agreement, including with respect to certain negative covenants.

The 2025 Term Loan will mature on April 24, 2029 (subject to an earlier springing maturity date that is nine months prior to the effective date of termination, forfeiture, non-renewal, cancellation, revocation or suspension of certain material contracts if unreplaced in accordance with the terms of the 2025 Term Loan Agreement) and bear an interest rate of the secured overnight financing rate, which shall not be less than 2.50%, plus a margin of 7.00% per annum (with one 0.50% stepdown at specified leverage).

The Company is required to repay the outstanding principal amounts of the 2025 Term Loan on a quarterly basis in an amount of $1.3 million beginning on July 24, 2025 and ending on April 24, 2026; $2.5 million beginning on July 24, 2026 and ending on April 24, 2027; $3.8 million beginning on July 24, 2027 and ending on April 24, 2028. Starting on July 24, 2028, on the 24th day of each July, October, January and April thereafter, such repayments of outstanding principal are to be $5.0 million. The final principal repayment of the 2025 Term Loan is to be repaid on the Maturity Date in an amount equal to the aggregate principal amount of the 2025 Term Loan outstanding on such date. These quarterly principal payment amounts shall be reduced as a result of the application of prepayments in accordance with the order of priority set forth in Section 2.7(i) of the 2025 Term Loan Agreement. The Company is permitted to at any time voluntarily prepay the 2025 Term Loan, in whole or in part subject to a variable prepayment fee if such prepayment was made prior to the third anniversary of the Closing Date. Refer to Note 17. Subsequent Events of the Notes to Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q for discussion of transactions that have occurred and will impact the debt balance in the next quarter.

The Company was in compliance with its debt covenants pertaining to the 2025 Term Loan as of June 30, 2025.

The Company’s obligations under the 2025 Term Loan Agreement are secured by substantially all of the assets (other than existing real property) of the Company. Other than an Irish Subsidiary (as defined in the 2025 Term Loan Agreement), none of the Company’s direct or indirect foreign subsidiaries or immaterial subsidiaries has guaranteed the loans under the 2025 Term Loan Agreement, but under certain circumstances, such subsidiaries may become guarantors. The 2025 Term Loan Agreement contains customary covenants that limit the Company’s ability and its restricted subsidiaries to, among other things, (i) incur additional indebtedness, (ii) pay dividends or make certain other restricted payments, (iii) sell assets, (iv) make certain investments, (v) grant liens and (vi) enter into transactions with affiliates. These covenants are subject to exceptions and qualifications set forth in the 2025 Term Loan Agreement. The financial covenants set forth in the 2025 Term Loan Agreement include (i) a maximum consolidated secured leverage ratio of greater than 6.30 to 1.00, which will be tested at the end of each of the Company’s fiscal quarters (ii) a covenant tested monthly with respect to a minimum number of subscribers under certain material contracts and (iii) an average liquidity requirement for any calendar month. All borrowings under the 2025 Term Loan

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Agreement are subject to the satisfaction of customary conditions, including the absence of a default and the accuracy of representations and warranties subject to certain exceptions. The 2025 Term Loan Agreement also contains mandatory prepayment provisions that are customary for secured financings of this type from excess cash flow and with the proceeds of certain asset sales, tax refunds, equity sales or issuances, and debt issuances, each as more fully described in the 2025 Term Loan Agreement. Upon the occurrence and continuance of an event of default, which, for example, would be triggered by a breach or violation of, default under, cancellation, termination, forfeiture, rescission, revocation, suspension, impairment or non-renewal of certain material contracts of the Company, BGC Lender Rep may take either or both of the following actions: (i) terminate the commitments and (ii) declare all outstanding obligations immediately due and payable and take such other actions as set forth in the 2025 Term Loan Agreement.

2024 Term Loan

On June 28, 2024 (the “Effective Date”), the Company entered into a Credit Agreement (the “Original Credit Agreement”, as amended by the 2025 Term Loan Agreement (as defined above), the “2024 Term Loan Agreement”) with BGC Lender Rep LLC, as administrative agent, and the lenders party thereto. The 2024 Term Loan Agreement established a senior secured term loan facility of up to $75.0 million (the “2024 Term Loan”), all of which was funded on the Effective Date. The proceeds of the 2024 Term Loan were used to (i) fund the repurchase of $19.7 million of the Company’s 8.375% Senior Notes due 2026 (the “2021 Senior Notes”), for an aggregate purchase price of $16.5 million, (ii) to fund the repurchase of 60,826 shares of its Series B Perpetual Non-Convertible Preferred Stock (the “Series B Preferred”), for an aggregate purchase price of $52.6 million (the “Series B Repurchase”), and (iii) to pay transaction fees and expenses associated with the closing of the transactions contemplated by the 2024 Term Loan Agreement.

The 2024 Term Loan was to mature on June 28, 2028 (the “Maturity Date”), subject to certain adjustments to such maturity date pursuant to the terms of the 2024 Term Loan Agreement. The 2024 Term Loan bore interest at a rate per annum equal to the Adjusted Term Secured Overnight Financing Rate (as defined in the 2024 Term Loan Agreement) for the applicable interest period, plus 5.50%, subject to a floor of 2.50%.

The Company was required to repay the outstanding principal amounts of the 2024 Term Loan in an amount of $468,750 on the last day of each fiscal quarter beginning on September 30, 2024 and ending on June 30, 2026. Starting on September 30, 2026, and on the last day of each fiscal quarter thereafter, such repayments of outstanding principal were to be $1,875,000. The final principal repayment of the 2024 Term Loan was to be repaid on the Maturity Date in an amount equal to the aggregate principal amount of the 2024 Term Loan outstanding on such date. The Company was permitted to at any time voluntarily prepay the 2024 Term Loan, in whole or in part subject to a variable prepayment fee if such prepayment was made prior to the third anniversary of the Effective Date. The Company was required to pay an exit fee of $1.5 million if, among other things, the Maturity Date was extended beyond March 31, 2026.

The Company made $0.5 million of principal payments on the 2024 Term Loan for the six months ending June 30, 2025 in line with the terms of the 2024 Term Loan Agreement.

Redemption of 2024 Term Loan

On April 24, 2025 the 2024 Term Loan was repaid in full pursuant to a cashless settlement of the $73.6 million then outstanding aggregate principal amount on the Closing Date (as defined above) in connection with the 2025 Term Loan (as defined above).

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

During the fourth quarter of 2021, the Company sold an additional $16.1 million aggregate principal amount of Senior Notes pursuant to the Sales Agreement. The additional Senior Notes sold have terms identical to the initial Senior Notes and are fungible and vote together with, the initial Senior Notes. The Senior Notes were listed and traded on The Nasdaq Global Market under the symbol “SNCRL.”

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Repurchase of 2021 Senior Notes and Series B Preferred

On June 28, 2024, the Company used $66.5 million of the proceeds from the 2024 Term Loan and $2.6 million non-interest-bearing deferred consideration, which was paid to BRPI in December of 2024, for a total consideration of $69.1 million (“the total consideration”) to repurchase 100% of its outstanding Series B Perpetual Non-Convertible Preferred Stock (the “Series B Preferred”) and 787,590 (14%) of its outstanding Senior Notes from BRPI, a related party.

The fair value of Series B Preferred stock of $57.6 million was determined using a discounted cash flow model using level two inputs. The carrying value of Series B Preferred was $58.2 million. The second quarter’s accrued dividend of $2.1 million was forgiven at the time of the repurchase. The Series B Preferred repurchase gain of $2.7 million was calculated as the fair value of consideration paid less the carrying value, less the second quarter’s accrued dividend forgiven. The $2.7 million gain was accounted for as capital transaction and reflected as an adjustment to additional paid-in capital (“APIC”). While the transaction was not reflected in the income statement, the gain was reflected in the adjustment to net income from common shareholders for purposes of calculating EPS, for the six months ended June 30, 2024.

The Company allocated $57.6 million of the total consideration to the Series B Preferred based on the fair value and allocated the remaining consideration of $11.5 million to the Senior Notes repurchase. The carrying value of Senior notes repurchased was $19.1 million including $0.6 million of unamortized debt issuance costs. The second quarter’s accrued interest of $0.3 million was forgiven at the time of the repurchase. The Senior Note Repurchase gain of $7.9 million was calculated as the remaining consideration paid of $11.5 million less the carrying value, less the second quarter’s accrued interest forgiven. The Company accounted for the debt repurchase as a redemption with a related party. ASC 470-50-40-2 indicates that such an extinguishment transaction may be in essence a capital transaction. Therefore, the transaction was accounted for as a capital transaction and reflected as an adjustment to APIC, which resulted in a gain of $7.9 million for the six months ended June 30, 2024.

Redemption of 2021 Senior Notes

On May 12, 2025 the Company used $122.6 million of the proceeds from the 2025 Term Loan to repurchase 100% of its outstanding 2021 Senior Notes as described above.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Carrying Value of Debt

The carrying amounts of the Company’s borrowings were as follows:

	June 30, 2025	December 31, 2024
2021 Senior Notes:
Senior Notes	$—	$121,387
Unamortized discount and debt issuance cost[1]	—	(2,625)
Carrying value of Senior Notes	—	118,762
2024 Term Loan:
Term Loan	—	74,063
Unamortized debt issuance cost[1]	—	(6,110)
Carrying value of 2024 Term Loan	—	67,953
2025 Term Loan:
Term Loan	200,000	—
Unamortized debt issuance cost[1]	(13,785)	—
Carrying value of 2025 Term Loan	186,215	—
Total carrying value of debt	$186,215	$186,715
Current portion of long-term debt	$5,000	$1,875
Long-term debt, net of current portion	$181,215	$184,840
________________________________
1    Debt issuance costs are deferred and amortized into interest expense using the effective interest method.

Refer to Note 17. Subsequent Events of the Notes to Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q for discussion of transactions that have occurred and will impact the debt balance in the next quarter.

Fair Value of Debt

The fair value of the 2025 Term Loan was obtained using the Discounted Cash Flow (“DCF”) valuation model with observable inputs as of June 30, 2025 and is categorized accordingly as Level 2 in the fair value hierarchy.

	Balance at June 30, 2025
		Fair Value
	Carrying Amount	(Level 1)	(Level 2)	(Level 3)	Total
Total debt	$186,215	$—	$196,860	$—	$196,860

	Balance at December 31, 2024
		Fair Value
	Carrying Amount	(Level 1)	(Level 2)	(Level 3)	Total
Total debt	$186,715	$—	$193,275	$—	$193,275

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Interest Expense

The following table summarizes the Company’s interest expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
2021 Senior Notes:
Amortization of debt issuance costs and discount	$111	$444	$522	$878
Interest on borrowings	1,157	2,954	3,699	5,908
2024 Term Loan:
Amortization of debt issuance costs	99	8	483	8
Amortization of exit fee	(236)	2	(151)	2
Interest on borrowings	466	45	2,304	45
2025 Term Loan:
Amortization of debt issuance costs	578	—	578	—
Interest on Borrowings	4,260	—	4,260	—
Other1	130	33	292	162
Total interest expense	$6,565	$3,486	$11,987	$7,003
________________________________
1    Includes interest on uncertain tax provisions.

Note 10. Accumulated Other Comprehensive (Loss) Income

The changes in accumulated other comprehensive (loss) income during the six months ended June 30, 2025 were as follows:

	Balance at December 31, 2024	Other Comprehensive Income	Tax Effect	Balance at June 30, 2025
Foreign currency	$(37,617)	$28,836	$—	$(8,781)
Unrealized loss on intercompany foreign currency transactions	(3,520)	—	—	(3,520)
Total	$(41,137)	$28,836	$—	$(12,301)

Note 11. Capital Structure

As of June 30, 2025, the Company’s authorized capital stock was 26,666,667 shares of stock with a par value of $0.0001, of which 16,666,667 shares were designated as common stock and 10,000,000 shares were designated as preferred stock.

Common Stock

Each holder of common stock is entitled to vote on all matters and is entitled to one vote for each share held. Dividends on common stock will be paid when, and if, declared by the Company’s Board of Directors. No dividends have ever been declared or paid by the Company.

Treasury Stock

The Company’s Treasury Stock balance is nil as of June 30, 2025.

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

Repurchase of Series B Preferred

On June 28, 2024 the Company repurchased all outstanding shares of the Series B Preferred stock, as discussed in Note 9. Debt of the Notes to Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q. On July 1, 2024 the Company filed a Certificate of Elimination to the Series B Certificate with the Secretary of State of the State of Delaware. As a result of the Series B Repurchase, zero shares of the Series B Preferred remain outstanding and none are authorized for issuance as of June 30, 2025, and the authorized shares of Series B Preferred Stock were returned to the status of authorized but unissued shares of preferred stock of the Company, without designation as to series pursuant to the Certificate of Designations.

The fair value of Series B Preferred stock of $57.6 million was determined using a discounted cash flow model using level two inputs. The carrying value of Series B Preferred was $58.2 million. The second quarter’s accrued dividend of $2.1 million was forgiven at the time of the repurchase. The Series B Preferred repurchase gain of $2.7 million was calculated as the fair value of consideration paid less the carrying value, less the second quarter’s accrued dividend forgiven. The $2.7 million gain was accounted for as capital transaction and reflected as an adjustment to additional paid-in capital (“APIC”). While the transaction was not reflected in the income statement, the gain was reflected in the adjustment to net income from common shareholders for purposes of calculating EPS, for the six months ended June 30, 2024.

Zentry Partnership Termination

On December 31, 2015, the Company formed a joint venture with a third party, referred to as Zentry with the goal of accelerating the Company’s entrance into the enterprise market by adding identity management capabilities to the Synchronoss Secure Mobility Suite. The Company obtained a 67% interest in Zentry in exchange for $48.0 million. The Company and third party agreed to certain put and call options with regard to third party’s interest in Zentry. The Company determined that the put option was embedded within the noncontrolling interest shares that were subject to the put option. The redemption feature required the classification of third party’s minority interest in the Consolidated Balance Sheets outside of permanent equity under the caption Redeemable non-controlling interest. The venture was deemed not to be a VIE, as a result, the Company consolidated the venture in the consolidated financial statements according to the voting model.

During the three months ended June 30, 2025, pursuant to the terms of a transfer and termination agreement, the Company and the other parties thereto agreed to terminate the Joint Venture Agreement dated as of December 31, 2024, and extinguished all rights and obligations in connection therewith. As a result, given the put option was no longer exercisable, the Company reduced the $12.5 million balance of Redeemable non-controlling interest to zero with a corresponding increase in Additional Paid-In Capital (“APIC”) on the Condensed Consolidated Balance Sheets as of June 30, 2025.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Stock Plans

As of June 30, 2025, the Company maintains two stock-based compensation plans, the 2015 Equity Incentive Plan (the “2015 Plan”) and the 2017 New Hire Equity Incentive Plan (“2017 Plan”), under which the Company may grant to its employees, outside directors, and consultants awards in the form of stock options, shares of restricted stock, stock units, or stock appreciation rights and performance shares. As of June 30, 2025, the maximum number of shares of common stock authorized for issuance is 5,741,575 shares under the 2015 Plan and 229,635 shares under the 2017 Plan. As of June 30, 2025, there were 62,140 shares available for the grant or award under the Company’s 2015 Plan and 108,730 shares available for the grant or award under the Company’s 2017 Plan.

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

Performance-Based Cash Units

Performance-based cash units (“PBCU”) are performance-based awards granted under the Company’s Long Term Incentive (“LTI”) Plans. PBCU are three-year grants tied to specific company performance metrics. Each year, the Compensation Committee establishes performance targets for the applicable performance period and PBCU are earned annually based on the achievement of these targets. All earned PBCU generally vest at the end of a three-year period assuming continuous employment as of the vesting date. The PBCU can be settled in cash or in equity as determined by the Compensation Committee, subject to the availability of shares for issuance as of the vesting date.

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

The Company currently has three active LTI plans: 2023-2025 LTI Plan, 2024-2026 LTI Plan and 2025-2027 LTI Plan. As of June 30, 2025, the Company’s PBCU granted to employees under these three plans have been accounted for as liability awards, due to the Company’s intent and the ability to settle such awards in cash upon vesting and expected lack of shares available for issuance. As of June 30, 2025, the short-term liability for such awards was $0.4 million and the long-term liability was $1.1 million.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense related to all of the Company’s stock awards included by operating expense categories, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of revenues	$59	$71	$158	$94
Research and development	230	360	769	583
Selling, general and administrative	734	814	2,225	1,678
Total stock-based compensation expense	$1,023	$1,245	$3,152	$2,355

The following table summarizes stock-based compensation expense related to all of the Company’s stock awards included by award type, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Awards classified as equity:
Stock options	$34	$132	$149	$330
Restricted stock awards	1,082	761	2,022	1,189
Performance-based cash units	—	—	381	463
Total equity classified awards	1,116	893	2,552	1,982
Awards classified as liability:
Performance-based cash units	(93)	352	600	373
Total stock-based compensation before taxes	$1,023	$1,245	$3,152	$2,355
Tax benefit	$218	$272	$688	$524

The total unamortized stock-based compensation cost related to unvested restricted stock awards and stock options as of June 30, 2025 was $6.8 million. The expense is expected to be recognized over a weighted-average period of approximately 2.2 years.

The total unamortized stock-based compensation cost related to unvested performance-based cash units as of June 30, 2025 was $2.4 million. The expense is expected to be recognized over a weighted-average period of approximately 2.1 years.

Note 12. Restructuring

The Company continues to identify workforce optimization opportunities to better align the Company’s resources with its key strategic priorities.

A summary of the Company’s restructuring accrual at June 30, 2025 and changes during the six months ended June 30, 2025, are presented below:

Employee Termination Costs
Balance at December 31, 2024	$712
Charges	165
Payments	(876)
Balance at June 30, 2025	$1

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Note 13. Income Taxes

The Company recognized income tax expense of approximately $1.3 million and $2.7 million for the three months ended June 30, 2025 and 2024, respectively. The effective tax rate was approximately (6.9)% for the three months ended June 30, 2025, which was lower than the U.S. federal statutory rate due to the current period loss from operations before taxes, the impact of permanent adjustments, including Global Intangible Low-Taxed Income, and the impact of valuation allowances decreased the effective tax rate, while the impact of foreign tax rate differential increased the effective tax rate. The Company’s effective tax rate was approximately 122.3% for the three months ended June 30, 2024, which was higher than the U.S. federal statutory rate primarily due to changes in the mix of pre-tax income and losses in the U.S. and foreign jurisdictions, specifically the impact of permanent adjustments including Global Intangible Low-Taxes Income and adjustments to valuation allowances associated with prior year activity, partially offset by foreign tax rate differential.

The Company recognized income tax expense of approximately $2.5 million and $3.3 million during the six months ended June 30, 2025 and 2024, respectively. The effective tax rate was approximately (12.2)% for the six months ended June 30, 2025, which was lower than the U.S. federal statutory rate due to the current period loss from operations before taxes, the impact of permanent adjustments, including Global Intangible Low-Taxed Income, and the impact of valuation allowances decreased the effective tax rate, while the impact of foreign tax rate differential increased the effective tax rate. The Company’s effective tax rate was approximately 45.4% for the six months ended June 30, 2024, which was higher than the U.S. federal statutory rate primarily due to the impact of permanent adjustments, most notably Global Intangible Low-Taxed Income, partially offset by foreign tax rate differential and adjustments to valuation allowances associated with current year activity. The Company continues to consider all available evidence, including historical profitability and projections of future taxable income together with new evidence, both positive and negative, that could affect the view of the future realization of deferred tax assets. As a result of this assessment, the Company continues to record a valuation allowance against the net deferred tax assets of certain jurisdictions as the realization of these assets is not more likely than not, given uncertainty of future earnings in these jurisdictions.

Unrecognized tax benefits associated with uncertain tax positions were $4.4 million at June 30, 2025. We are not able to reasonably estimate when we would make any cash payments required to settle these liabilities, but we do not believe that the ultimate settlement of our obligations will materially affect our liquidity. The Company anticipates that $3.8 million of its currently unrecognized tax benefits, primarily related to research and development credits and other U.S. tax positions, may be recognized within the next 12 months as a result of a lapse of the statute of limitations.

During 2021 the Internal Revenue Service commenced an audit of certain of the Company’s prior year U.S. federal income tax filings, including the 2013 through 2020 tax years. In July 2025, the Internal Revenue Service confirmed the total amount of the refund will be $33.9 million, which includes $5.2 million of interest income. As of the filing date of this Form 10-Q, the Company has received $33.9 million of refunds. The Company has not accrued for any potential interest income related to the expected tax refund as of June 30, 2025. Refer to Note 17. Subsequent Events of the Notes to Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q for further discussion of the federal tax refund.

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

On July 4, 2025, the U.S. government enacted The One Big Beautiful Bill Act of 2025 which includes, among other provisions, changes to the U.S. corporate income tax system including the allowance of immediate expensing of domestic research and development expenses and permanent extensions of certain provisions within the Tax Cuts and Jobs Act. Certain provisions are effective for the Company beginning in the third quarter of 2025, while others will be effective in 2026. The Company is evaluating the future impact of these tax law changes on its financial statements.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator - basic:
Net (loss) income	$(19,604)	$(494)	$(23,421)	$3,981
Net income attributable to redeemable non-controlling interests	—	5	—	—
Preferred stock dividend	—	567	—	(1,562)
Net (loss) income attributable to Synchronoss	(19,604)	78	(23,421)	2,419
Numerator - diluted:
Net (loss) income attributable to Synchronoss	$(19,604)	$78	$(23,421)	$2,419

Denominator:
Weighted average common shares outstanding — basic	10,470	10,042	10,336	9,942
Dilutive effect of:
Shares from assumed conversion of PBCU	—	300	—	195
Options and unvested restricted shares	—	82	—	128
Weighted average common shares outstanding — diluted	10,470	10,424	10,336	10,265

Earnings (loss) per share:
Basic	$(1.87)	$0.01	$(2.27)	$0.24
Diluted	$(1.87)	$0.01	$(2.27)	$0.24
Anti-dilutive stock options and restricted stock awards[1]	880	559	759	717
________________________________
1    Represent stock options and restricted stock awards excluded from the Diluted EPS calculations because the effect would be anti-dilutive.

Note 15. Commitments

Non-cancelable Agreements

The Company has various non-cancelable arrangements such as services for hosting, support, and software that expire at various dates, with the latest expiration in 2028.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Aggregate annual future minimum payments under non-cancelable agreements as of June 30, 2025 for each year subsequent to December 31, 2024 and thereafter, are as follows:

Non-cancelable Agreements
2025	$9,334
2026	5,606
2027	3,965
2028	1,078
Total	$19,983

Note 16. Legal Matters

In the ordinary course of business, the Company is regularly subject to various claims, suits, regulatory inquiries and investigations. The Company records a liability for specific legal matters when it determines that the likelihood of an unfavorable outcome is probable, and the loss can be reasonably estimated. Management has also identified certain other legal matters where they believe an unfavorable outcome is not probable and, therefore, no reserve is established. Although management currently believes that resolving claims against the Company, including claims where an unfavorable outcome is reasonably possible, will not have a material impact on the Company’s business, financial position, results of operations, or cash flows, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future. The Company also evaluates other contingent matters, including income and non-income tax contingencies, to assess the likelihood of an unfavorable outcome and estimated extent of potential loss. It is possible that an unfavorable outcome of one or more lawsuits or other contingencies could have a material impact on the liquidity, results of operations, or financial condition of the Company.

The Company is not currently subject to any legal proceedings that would be expected to have a material adverse effect on its operations; however, the Company may from time to time become a party to various legal proceedings arising in the ordinary course of its business.

Note 17. Subsequent Events

In July 2025, the Company received the expected tax refund from the 2020 CARES Act. The Internal Revenue Service has confirmed the total amount of the refund will be $33.9 million, which includes $5.2 million of interest expected to be recorded in the third quarter upon receipt. As of the filing date of this Form 10-Q, the Company has received the entire amount of $33.9 million, of which 75% or $25.4 million, in accordance with the terms of the 2025 Term Loan Agreement, has been used to pay down the 2025 Term Loan at par. Following this payment, the outstanding principal balance of the 2025 Term Loan, excluding accrued interest, was approximately $174.6 million.

As disclosed in Note 9. Debt of the Notes to Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q, the 2025 Term Loan includes required quarterly principal payments for a total of $5.0 million over the next 12 months as presented in Debt, current line item on the Condensed Consolidated Balance Sheets as of June 30, 2025. The $25.4 million prepayment from the tax proceeds satisfies the required quarterly principal payments, including the $5.0 million current portion, through approximately January 2028. Accordingly, as of the date of this filing, the Company has no remaining contractual payments due on the principal balance of its long term debt for the next 12 months. As a result of this prepayment, a proportional amount of the unamortized deferred financing costs related to the 2025 Term Loan will be recognized as expense in the third quarter of 2025.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. The following discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and the related notes included in Item 1 “Financial Information” of this Form 10-Q.

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

The future success of our business depends on the continued growth of Business-to-Business (“B2B”) and Business-to-Business-to-Consumer driving customer transactions, and continued expansion of our platforms into the telecom (“TMT”) market globally through cloud markets. As such, the volume of subscribers and our ability to expand our footprint in TMT and globally may result in revenue fluctuations on a quarterly basis.

Most of our revenues are recorded in U.S. dollars, but as we continue to expand our footprint with international carriers, we are subject to currency translation that could affect our future net sales as reported in U.S. dollars.

The Company’s top five customers accounted for 99.1% and 97.5% of net revenues for the six months ended June 30, 2025 and June 30, 2024, respectively. Contracts with these customers typically run for three to five years. Of these customers, both Verizon and AT&T accounted for more than 10% of our revenues in 2025 and 2024. The loss of Verizon or AT&T as a customer would have a material negative impact on our company. However, we believe the costs incurred by and subscriber disruption for Verizon or AT&T to replace Synchronoss’ solutions would be substantial.

Current Trends Affecting Our Results of Operations

Business from our Synchronoss Personal Cloud™ solution has been driven by the growth in mobile devices globally that are becoming content rich. As these devices replace other traditional devices like PCs, the ability to securely back up content from mobile devices, sync it with other devices and share it with family, friends, and business associates has become an essential need and subscriber expectation. Such devices include smartphones, connected cars, personal health and wellness devices, and connected home devices. The need for the content from these devices to be stored in a common cloud is also expected to drive our business in the longer term.

Discussion of the Condensed Consolidated Statements of Operations

Three months ended June 30, 2025 compared to the three months ended June 30, 2024

The following table presents an overview of our results of operations for the three months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Change
	2025	2024	2025 vs 2024
Net revenues	$42,486	$43,458	$(972)
Costs and expenses:
Cost of revenues[1]	8,922	10,401	(1,479)
Research and development	10,404	11,896	(1,492)
Selling, general and administrative	11,851	12,788	(937)
Restructuring charges	47	48	(1)
Depreciation and amortization	4,402	4,028	374
Total costs and expenses	35,626	39,161	(3,535)
Income from operations	6,860	4,297	2,563
Interest income	269	183	86
Interest expense	(6,565)	(3,486)	(3,079)
Debt modification expense	(4,384)	—	(4,384)
Loss on debt extinguishment	(1,993)	—	(1,993)
Foreign exchange (loss) gain	(12,531)	1,220	(13,751)
Other income, net	3	—	3
(Loss) income from operations, before taxes	(18,341)	2,214	(20,555)
Provision for income taxes	(1,263)	(2,708)	1,445
Net loss	$(19,604)	$(494)	$(19,110)
________________________________
1    Cost of revenues excludes depreciation and amortization which are shown separately.

Net revenues decreased $1.0 million to $42.5 million for the three months ended June 30, 2025, compared to the same period in 2024. The decrease in revenue was primarily attributable to the $1.3 million impact of a customer contract that expired in the prior period, partially offset by subscriber growth.

Cost of revenues decreased $1.5 million to $8.9 million for the three months ended June 30, 2025, compared to the same period in 2024. The decrease in 2025 was primarily due to lower baseline employee expenses resulting from restructuring measures implemented in the fourth quarter of 2024, as well as cost-saving initiatives aimed at reducing vendor expenditures and overhead.

Research and development expense decreased $1.5 million to $10.4 million for the three months ended June 30, 2025, compared to the same period in 2024. The decrease in 2025 was primarily attributable to cost-saving initiatives implemented in the fourth quarter of 2024 aimed at streamlining the workforce and reducing vendor expenditures.

Selling, general and administrative expense decreased $0.9 million to $11.9 million for the three months ended June 30, 2025, compared to the same period in 2024. The decrease in 2025 was primarily attributable to cost-saving initiatives implemented in the fourth quarter of 2024 aimed at streamlining the workforce and reducing vendor expenditures.

Restructuring charges were immaterial for the three months ended June 30, 2025 and 2024.

Depreciation and amortization expense increased $0.4 million for the three months ended June 30, 2025, compared to the same period in 2024. The 2025 increase was primarily attributable to increased amortization of capitalized software due to more amortizable assets placed in service in the current period.

Interest income increased $0.1 million to $0.3 million for the three months ended June 30, 2025, compared to the same period in prior year. Interest income is mainly related to interest on India's Unitized Time Deposits (“UTD”).

Interest expense increased $3.1 million to $6.6 million for the three months ended June 30, 2025, compared to the same period in 2024. The increase in interest expense is primarily attributable to $3.0 million higher interest and amortization of deferred financing costs related to outstanding debt facilities in the current period, mainly due to the timing of closing of the 2024 Term Loan in the prior year period.

Debt modification expense was $4.4 million and nil for the three months ended June 30, 2025 and 2024, respectively, related to deferred financing costs associated with the 2025 Term Loan that were expensed on a pro-rata basis in accordance with debt modification accounting guidance during the current period.

Loss on debt extinguishment was $2.0 million and nil for the three months ended June 30, 2025 and 2024, respectively, related to pro-rata unamortized debt issuance costs and prepayment premium associated with the 2021 Senior Notes extinguishment during the current period.

Foreign exchange (loss) gain was a loss of $12.5 million compared to a gain of $1.2 million for the three months ended June 30, 2025 and 2024, respectively, due to the impact of non-cash foreign exchange losses on intercompany payables and receivables primarily between the Company’s U.S. and European entities.

Income tax. The Company recognized income tax expense of approximately $1.3 million and $2.7 million for the three months ended June 30, 2025 and 2024, respectively. The effective tax rate was approximately (6.9)% for the three months ended June 30, 2025, which was lower than the U.S. federal statutory rate. Due to the current period loss from operations before taxes, the impact of permanent adjustments, including Global Intangible Low-Taxed Income, and the impact of valuation allowances decreased the effective tax rate, while the impact of foreign tax rate differential increased the effective tax rate. The Company’s effective tax rate was approximately 122.3% for the three months ended June 30, 2024, which was higher than the U.S. federal statutory rate primarily due to changes in the mix of pre-tax income and losses in the U.S. and foreign jurisdictions, specifically the impact of permanent adjustments including Global Intangible Low-Taxes Income and adjustments to valuation allowances associated with prior year activity, partially offset by foreign tax rate differential.

Six months ended June 30, 2025 compared to the six months ended June 30, 2024

The following table presents an overview of our results of operations for the six months ended June 30, 2025 and 2025 (in thousands):

	Six Months Ended June 30,		$ Change
	2025	2024	2025 vs 2024
Net revenues	$84,699	$86,423	$(1,724)
Costs and expenses:
Cost of revenues[1]	17,633	20,624	(2,991)
Research and development	20,102	22,227	(2,125)
Selling, general and administrative	23,230	26,045	(2,815)
Restructuring charges	165	267	(102)
Depreciation and amortization	8,480	8,387	93
Total costs and expenses	69,610	77,550	(7,940)
Income from operations	15,089	8,873	6,216
Interest income	502	391	111
Interest expense	(11,987)	(7,003)	(4,984)
Debt modification expense	(4,384)	—	(4,384)
Loss on debt extinguishment	(1,993)	—	(1,993)
Foreign exchange (loss) gain	(18,110)	5,021	(23,131)
Other income, net	3	10	(7)
(Loss) income from operations, before taxes	(20,880)	7,292	(28,172)
Provision for income taxes	(2,541)	(3,311)	770
Net (loss) income	$(23,421)	$3,981	$(27,402)
________________________________
1    Cost of revenues excludes depreciation and amortization which are shown separately.

Net revenues decreased $1.7 million to $84.7 million for the six months ended June 30, 2025, compared to the same period in 2024. The decrease in revenue was primarily attributable to the $2.8 million impact of a customer contract that expired in the prior period.

Cost of revenues decreased $3.0 million to $17.6 million for the six months ended June 30, 2025, compared to the same period in 2024. The decrease in 2025 was primarily due to lower baseline employee expenses resulting from restructuring measures implemented in the fourth quarter of 2024, as well as cost-saving initiatives aimed at reducing vendor expenditures and overhead.

Research and development expense decreased $2.1 million to $20.1 million for the six months ended June 30, 2025, compared to the same period in 2024. The decrease in 2025 was primarily attributable to cost-saving initiatives implemented in the fourth quarter of 2024 aimed at streamlining the workforce and reducing vendor expenditures.

Selling, general and administrative expense decreased $2.8 million to $23.2 million for the six months ended June 30, 2025, compared to the same period in 2024. The decrease in 2025 was primarily attributable to cost-saving initiatives implemented in the fourth quarter of 2024 aimed at streamlining the workforce and reducing vendor expenditures.

Restructuring charges were $0.2 million and $0.3 million for the six months ended June 30, 2025 and 2024, respectively, which primarily related to employment termination costs as a result of the work-force reductions initiated to reduce operating costs and align our resources with our key strategic priorities.

Depreciation and amortization expense increased $0.1 million to $8.5 million for the six months ended June 30, 2025, compared to the same period in 2024. The 2025 increase was primarily attributable to increased amortization of capitalized software due to more amortizable assets placed in service in the current period.

Interest income increased $0.1 million to $0.5 million for the six months ended June 30, 2025, compared to the same period in 2024. The increase was a result of higher interest rates on India's Unitized Time Deposits (UTDs) and an extended holding period in the current year.

Interest expense increased $5.0 million to $12.0 million for the six months ended June 30, 2025, compared to the same period in 2024. The increase in interest expense is primarily attributable to $4.9 million higher interest and amortization related to outstanding debt facilities in the current period, mainly due to the timing of closing of the 2024 Term Loan during the prior year period.

Debt modification expense was $4.4 million and nil for the six months ended June 30, 2025 and 2024, respectively, related to deferred financing costs associated with the 2025 Term Loan that were expensed on a pro-rata basis in accordance with debt modification accounting guidance during the current period.

Loss on debt extinguishment was $2.0 million and nil for the six months ended June 30, 2025 and 2024, respectively, related to pro-rata unamortized debt issuance costs and prepayment premium associated with the 2021 Senior Notes extinguishment during the current period.

Foreign exchange (loss) gain was a loss of $18.1 million compared to a gain of $5.0 million for the six months ended June 30, 2025 and 2024, respectively, due to the impact of non-cash foreign exchange losses on intercompany payables and receivables primarily between the Company’s U.S. and European entities.

Income tax. The Company recognized income tax expense of approximately $2.5 million and $3.3 million during the six months ended June 30, 2025 and 2024, respectively. The effective tax rate was approximately (12.2)% for the six months ended June 30, 2025, which was lower than the U.S. federal statutory rate. Due to the current period loss from operations before taxes, the impact of permanent adjustments, including Global Intangible Low-Taxed Income, and the impact of valuation allowances decreased the effective tax rate, while the impact of foreign tax rate differential increased the effective tax rate. The Company’s effective tax rate was approximately 45.4% for the six months ended June 30, 2024, which was higher than the U.S. federal statutory rate primarily due to changes in the mix of pre-tax income and losses in the U.S. and foreign jurisdictions, specifically the impact of permanent adjustments including Global Intangible Low-Taxed Income partially offset by foreign tax rate differential and adjustments to valuation allowances associated with prior year activity.

Liquidity and Capital Resources

Our principal sources of liquidity have been cash provided by operations. At June 30, 2025 the Company had an aggregate of $24.6 million cash and cash equivalents, and generated operating cash flows of $2.6 million for the six months ended June 30, 2025. At June 30, 2025, our non-U.S. subsidiaries held approximately $9.1 million of cash and cash equivalents that are available for use by our operations around the world. The Company believes it has sufficient cash and cash equivalents and will generate sufficient liquidity from operations to meet its obligations for at least the next twelve months.

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

Discussion of Cash Flows

A summary of net cash flows follows (in thousands):

	Six Months Ended June 30,
	2025	2024
Net cash provided by (used in):
Operating activities	$2,578	$11,840
Investing activities	(6,685)	(7,510)
Financing activities	$(4,884)	$(5,105)

Our primary source of cash is receipts from revenue. The primary uses of cash are personnel and related costs, telecommunications, and facility costs related primarily to our cost of revenue and general operating expenses including professional service fees, consulting fees, building and equipment maintenance and marketing expense.

Cash provided by operating activities for the six months ended June 30, 2025 was $2.6 million as compared to $11.8 million of cash provided by operating activities for the same period in 2024. In the current period, the Company generated cash from operations mainly driven by continued growth in cloud subscribers and reduced operating costs, offset by $1.5 million higher debt interest paid in 2025, $2.3 million debt issuance and debt extinguishment costs related to modified debt, and unfavorable movements in working capital in 2025 compared to 2024.

Cash used in investing activities for the six months ended June 30, 2025 was $6.7 million as compared to $7.5 million of cash used in investing activities during the same period in 2024. The cash used in investing activities during current and prior year primarily funded product development for our Cloud offering and associated labor costs.

Cash used in financing activities for the six months ended June 30, 2025 was $4.9 million as compared to $5.1 million of cash used in financing activities during the same period in 2024. The cash used in financing activities in the current year was primarily related to the receipt of $126.4 million proceeds from 2025 Term Loan net of repayment of 2024 Term Loan, offset by $7.9 million in related issuance costs, $121.4 million repayment of 2021 Senior Notes and $0.7 million in related debt extinguishment costs, and $0.8 million of income and payroll taxes paid as a result of stock-based withholding. The cash used in financing activities in the prior year was primarily related to $75.0 million funding of the Term Loan; offset by $6.7 million issuance costs related to the 2024 term loan, $57.6 million Series B Preferred Stock Repurchase, $11.5 million Senior Notes Repurchase and $4.3 million Series B Preferred dividend payments.

Effect of Inflation

Inflationary increases in certain input costs, such as occupancy, labor and benefits, and general administrative costs have impacted our business. Management does not believe these impacts have had a material impact on our results of operations during the three months ended June 30, 2025 and 2024. We cannot assure you, however, that we will not be affected by general inflation in the future.

Contractual Obligations
Our contractual obligations consist of office and laptop leases, notes payable and related interest as well as contractual commitments under third-party hosting, software licenses and maintenance agreements. The following table summarizes our long‑term contractual obligations as of June 30, 2025 (in thousands):

	Payments Due by Period
	Total	2025	2026-2027	2028	Thereafter
Finance lease obligations	$1,388	$543	$845	$—	$—
Interest	79,395	11,436	43,150	19,288	5,521
Operating lease obligations	19,879	3,837	13,013	3,029	—
Purchase obligations[1]	19,983	9,334	9,571	1,078	—
2025 Term Loan[2]	200,000	2,500	20,000	17,500	$160,000
Total	$320,645	$27,650	$86,579	$40,895	$165,521
_______________________________
1    Amount represents obligations associated with colocation agreements and other customer delivery related purchase obligations.
2    Refer to Note 17. Subsequent Events of the Notes to Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q for discussion of transactions that have occurred and will impact the debt obligations in the reporting period.

Uncertain Tax Positions

Unrecognized tax benefits associated with uncertain tax positions were $4.4 million at June 30, 2025. We are not able to reasonably estimate when we would make any cash payments required to settle these liabilities, but we do not believe that the ultimate settlement of our obligations will materially affect our liquidity. The Company anticipates that $3.8 million of its currently unrecognized tax benefits, primarily related to research and development credits and other U.S. tax positions, may be recognized within the next 12 months as a result of a lapse of the statute of limitations.

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

During the six months ended June 30, 2025, there were no significant changes in our critical accounting policies and estimates from our Annual Report on Form 10-K for the year ended December 31, 2024. Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024 for a more complete discussion of our critical accounting policies and estimates.

Recently Issued Accounting Standards

For a discussion of recently issued accounting standards see Note 2. Basis of Presentation and Consolidation of the Notes to Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of June 30, 2025 and December 31, 2024 that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

The primary objective of our investment activities is to preserve our capital for the purpose of funding operations, while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and short- and long-term investments in a variety of securities, which could include commercial paper, money market funds and corporate and government debt securities. Our cash and cash equivalents at June 30, 2025 and December 31, 2024 were invested in liquid money market accounts and certificates of deposit. All market-risk sensitive instruments were entered into for non-trading purposes.

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

Interest Rate Risk

We are exposed to the risk of interest rate fluctuations on the interest income earned on our cash and cash equivalents. A hypothetical 100 basis point movement in interest rates applicable to our cash and cash equivalents outstanding at June 30, 2025 would increase interest income by approximately $0.2 million on an annual basis.

Borrowings pursuant to our 2025 Term Loan Agreement bear interest at a rate per annum equal to secured overnight financing rate, subject to a floor of 2.50%, plus applicable margin of 7.00%. As such, our net income is sensitive to movements in interest rates. If interest rates increase, our debt obligations pursuant to the 2025 Term Loan Agreement would increase even though the amount borrowed remained the same, and our net income would decrease. Such increases in interest rates could have a material adverse effect on our cash flow and financial condition. We do not hold any derivative instruments and do not engage in any hedging activities to mitigate interest rate risk. Based on our outstanding borrowings pursuant to the 2025 Term Loan Agreement as of June 30, 2025 a hypothetical 100 basis point movement in interest rates would have affected interest expense on the debt by $1.6 million on an annual basis.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934), as of the end of the period covered by this quarterly report, that ensure that information relating to the registrant which is required to be disclosed in this report is recorded, processed, summarized and reported within required time periods using the criteria for effective internal control established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the registrant’s disclosure controls and procedures were effective as of June 30, 2025.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our controls performed during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For a discussion of our material pending legal proceedings that could impact our results of operations, financial condition or cash flows see Note 16. Legal Matters of the Notes to Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q.

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

On June 28, 2024, we entered into a Credit Agreement with BGC Lender Rep LLC, as administrative agent and the lenders party thereto (the “Original Credit Agreement”), which was subsequently amended by that certain First Amendment to Credit Agreement and Pledge and Security Agreement dated April 24, 2025 (the “2025 Term Loan Agreement” and the Original Credit Agreement, as amended by the First Amendment, the “2024 Term Loan Agreement”). The 2025 Term Loan Agreement established a senior secured term loan of up to $200.0 million (the “2025 Term Loan”), all of which was funded on April 24, 2025. The 2025 Term Loan matures on April 24, 2029, subject to an earlier springing maturity date that is nine months prior to the effective date of termination, forfeiture, non-renewal, cancellation, revocation or suspension of certain material contracts if unreplaced in accordance with the terms of the 2025 Term Loan Agreement (the “Springing Maturity Date”). In the event of a Springing Maturity Date, we will be required to pay all amounts outstanding under the 2025 Term Loan sooner than they would otherwise be due. We may not have sufficient funds available to pay such amounts at that time, and we may not be able to raise additional funds to pay such amounts on a timely basis, on terms we find acceptable, or at all.

The 2025 Term Loan Agreement contains certain operating covenants and restricts our operating and financial flexibility. Our obligations under the 2025 Term Loan Agreement are secured by substantially all of our assets (other than existing real property). The 2025 Term Loan Agreement contains customary covenants that limit our ability and our restricted subsidiaries to, among other things, (i) incur additional indebtedness, (ii) pay dividends or make certain other restricted payments, (iii) sell assets, (iv) make certain investments, (v) grant liens and (vi) enter into transactions with affiliates. These covenants are subject to exceptions and qualifications set forth in the 2025 Term Loan Agreement. The financial covenants set forth in the 2025 Term Loan Agreement include (i) a maximum consolidated secured leverage ratio, which will be tested at the end of each of Synchronoss’ fiscal quarters, (ii) a covenant tested monthly with respect to a minimum number of subscribers under certain material contracts and (iii) an average liquidity requirement for any calendar month. As of June 30, 2025, we were currently in compliance with the 2025 Term Loan Agreement covenants, but we may fall out of compliance with these covenants. We may also enter into other debt agreements in the future which may contain similar or more restrictive terms.

Upon the occurrence and continuance of an event of default, which, for example, would be triggered by a breach or violation of, default under, cancellation, termination, forfeiture, rescission, revocation, suspension, impairment or non-renewal of certain material contracts of the Company, BGC may take either or both of the following actions: (i) terminate the commitments and (ii) declare all outstanding obligations immediately due and payable and take such other actions as set forth in the 2025 Term Loan Agreement. Any declaration by BGC of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline significantly. Further, if we were liquidated, the lenders’ rights to repayment would be senior to the rights of our stockholders.

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

ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Restated Certificate of Incorporation of the Registrant.	10-K	001-40574	3.1	March 15, 2023
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of the Registrant.	8-K	001-40574	3.1	June 23, 2022
3.3	Amended and Restated Bylaws of the Registrant.	S-1	333-132080	3.4	May 9, 2006
3.4	Amendment No. 1 to Amended and Restated Bylaws of the Registrant.	8-K	000-52049	3.2	February 20, 2018
3.5	Amendment No. 2 to the Amended and Restated Bylaws of the Registrant.	8-K	000-52049	3.3	June 30, 2021
3.6	Certificate of Designations of the Series B Perpetual Non-Convertible Preferred Stock.	8-K	000-52049	3.1	June 30, 2021
3.7	Certificate of Amendment of the Restated Certificate of Incorporation of Synchronoss Technologies, Inc.	8-K	001-40574	3.1	December 7, 2023
3.8	Certificate of Elimination of the Series B Perpetual Non-Convertible Preferred Stock.	8-K	001-40574	3.1	July 1, 2024
3.9	First Amendment to Credit Agreement and Pledge and Security Agreement, dated as of April 24, 2025, by and among Synchronoss Technologies, Inc., the lenders party thereto and BGC Lender Rep LLC, as administrative agent.	8-K	001-40574	10.1	April 29, 2025
3.1	Credit Agreement dated as of June 28, 2024 among the Registrant as the Borrower, the Lenders Party hereto, and BGC Lender Rep LLC, as Administrative Agent, AS Birch Grove LP as Sole Lead Arranger and Sole Bookrunner.	10-Q	001-40574	10.1	August 9, 2024
10.1	Synchronoss Technologies, Inc. Amended and Restated 2015 Equity Incentive Plan.	10-Q	001-40574	10.1	November 12, 2024
31.1	Certification of Principal Executive Officer pursuant to Rule 13a‑14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes‑Oxley Act of 2002.					X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a‑14(a) of the Exchange Act, as adopted pursuant to section 302 of the Sarbanes‑Oxley Act of 2002.					X
32.1	Certification of Principal Executive Officer pursuant to Rule 13a‑14(b) of the Exchange Act and section 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes‑Oxley Act of 2002.					X
32.2	Certification of Principal Financial Officer pursuant to Rule 13a‑14(b) of the Exchange Act and section 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes‑Oxley Act of 2002.					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Schema Document					X
101.CAL	XBRL Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	XBRL Labels Linkbase Document					X
101.PRE	XBRL Presentation Linkbase Document					X

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Synchronoss Technologies, Inc.

/s/ Jeff Miller
Jeff Miller
Chief Executive Officer
(Principal Executive Officer)

/s/ Louis Ferraro
Louis Ferraro
Chief Financial Officer

August 11, 2025