Form 10-Q
period 2025-09-30
SYNCHRONOSS TECHNOLOGIES INC
filed 2025-11-04
CIK 1131554

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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
As of November 3, 2025, there were 11,507,434 shares of common stock issued and outstanding.

SYNCHRONOSS TECHNOLOGIES, INC.
FORM 10-Q INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

SYNCHRONOSS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (In thousands)

	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$34,827	$33,375
Accounts receivable, net	17,508	18,129
Prepaid & other current assets	8,684	29,878
Total current assets	61,019	81,382
Non-current assets:
Property and equipment, net	3,891	3,154
Operating lease right-of-use assets	3,520	8,445
Goodwill	188,784	179,408
Intangible assets, net	18,862	19,117
Other assets, non-current	2,144	2,319
Total non-current assets	217,201	212,443
Total assets	$278,220	$293,825
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,383	$7,067
Accrued expenses	34,341	30,519
Deferred revenues, current	100	837
Debt, current	—	1,875
Total current liabilities	39,824	40,298
Long-term debt, net of debt issuance costs	163,200	184,840
Deferred tax liabilities	3,320	4,903
Leases, non-current	10,141	16,776
Other liabilities, non-current	6,381	4,733
Total liabilities	222,866	251,550
Commitments and contingencies:
Redeemable non-controlling interest	—	12,500
Stockholders’ equity:
Common stock, $0.0001 par value; 16,667 and 16,667 shares authorized, 11,507 and 11,075 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	1	1
Additional paid-in capital	511,125	495,906
Accumulated other comprehensive loss	(13,169)	(41,137)
Accumulated deficit	(442,603)	(424,995)
Total stockholders’ equity	55,354	29,775
Total liabilities and stockholders’ equity	$278,220	$293,825

See accompanying notes to condensed consolidated financial statements.

SYNCHRONOSS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net revenues	$42,003	$42,964	$126,702	$129,387
Costs and expenses:
Cost of revenues[1]	8,665	8,975	26,298	29,599
Research and development	10,837	10,333	30,939	32,560
Selling, general and administrative	12,174	13,755	35,404	39,800
Restructuring charges	—	—	165	267
Depreciation and amortization	4,458	4,386	12,938	12,773
Total costs and expenses	36,134	37,449	105,744	114,999
Income from operations	5,869	5,515	20,958	14,388
Interest income	5,404	165	5,906	556
Interest expense	(7,776)	(5,526)	(19,763)	(12,529)
Debt modification expense	—	—	(4,384)	—
Loss on debt extinguishment	—	—	(1,993)	—
Foreign exchange gain (loss)	512	(5,461)	(17,598)	(440)
Other income, net	8	220	11	230
Income (loss) from operations, before taxes	4,017	(5,087)	(16,863)	2,205
Benefit (provision) for income taxes	1,796	(628)	(745)	(3,939)
Net income (loss)	5,813	(5,715)	(17,608)	(1,734)
Net income attributable to redeemable non-controlling interests	—	14	—	14
Preferred stock dividend, net of gain on repurchase of preferred stock	—	—	—	(1,562)
Net income (loss) attributable to Synchronoss	$5,813	$(5,701)	$(17,608)	$(3,282)
Earnings (loss) per share:
Basic	$0.55	$(0.56)	$(1.70)	$(0.33)
Diluted	$0.51	$(0.56)	$(1.70)	$(0.33)
Weighted average common shares outstanding:
Basic	10,632	10,095	10,357	9,994
Diluted	11,473	10,095	10,357	9,994
________________________________
1    Cost of revenues excludes depreciation and amortization which are shown separately.

See accompanying notes to condensed consolidated financial statements.

SYNCHRONOSS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited) (In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$5,813	$(5,715)	$(17,608)	$(1,734)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(868)	9,279	27,968	1,004
Comprehensive income (loss)	4,945	3,564	10,360	(730)
Comprehensive income attributable to redeemable non-controlling interests	—	14	—	14
Comprehensive income (loss) attributable to Synchronoss	$4,945	$3,578	$10,360	$(716)

See accompanying notes to condensed consolidated financial statements.

SYNCHRONOSS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited) (In thousands)

	Three Months Ended September 30, 2025
	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders' Equity
Balance at June 30, 2025	11,497	$1	$510,149	$(12,301)	$(448,416)	$49,433
Stock-based compensation	—	—	976	—	—	976
Issuance of restricted stock, net	10	—	—	—	—	—
Net income	—	—	—	—	5,813	5,813
Total other comprehensive loss	—	—	—	(868)	—	(868)
Balance at September 30, 2025	11,507	$1	$511,125	$(13,169)	$(442,603)	$55,354

	Three Months Ended September 30, 2024
	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Stockholders' Equity
Balance at June 30, 2024	10,815	$1	$491,808	$(34,007)	$(427,183)	$30,619
Stock-based compensation	—	—	884	—	—	884
Issuance of common stock on exercise of options	22	—	236	—	—	236
Issuance of restricted stock	2	—	—	—	—	—
Net loss	—	—	—	—	(5,715)	(5,715)
Non-controlling interest	—	—	(14)	—	14	—
Total other comprehensive income	—	—	—	9,279	—	9,279
Balance at September 30, 2024	10,839	$1	$492,914	$(24,728)	$(432,884)	$35,303

See accompanying notes to condensed consolidated financial statements.

SYNCHRONOSS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited) (In thousands) (Continued)

	Nine Months Ended September 30, 2025
	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated deficit	Total Stockholders' Equity
Balance at December 31, 2024	11,075	$1	$495,906	$(41,137)	$(424,995)	$29,775
Stock-based compensation	—	—	3,528	—	—	3,528
Issuance of restricted stock, net	510	—	—	—	—	—
Issuance of common stock on exercise of options	1	—	13	—	—	13
Shares withheld for taxes in connection with issuance of restricted stock	(79)	—	(822)	—	—	(822)
Net loss	—	—	—	—	(17,608)	(17,608)
Total other comprehensive income	—	—	—	27,968	—	27,968
Zentry partnership termination[1]	—	—	12,500	—	—	12,500
Balance at September 30, 2025	11,507	$1	$511,125	$(13,169)	$(442,603)	$55,354
________________________________
1    For further detail on Zentry partnership termination refer to Note 11. Capital Structure of the Notes to Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q.

	Nine Months Ended September 30, 2024
	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated deficit	Total Stockholders' Equity
Balance at December 31, 2023	10,314	$1	$483,527	$(25,732)	$(431,164)	$26,632
Stock-based compensation	—	—	2,866	—	—	2,866
Issuance of common stock on exercise of options	22	—	236	—	—	236
Shares withheld for taxes in connection with issuance of restricted stock	—	—	(1)	—	—	(1)
Issuance of restricted stock	503	—	—	—	—	—
Preferred stock dividend	—	—	(4,258)	—	—	(4,258)
Net loss	—	—	—	—	(1,734)	(1,734)
Non-controlling interest	—	—	(14)	—	14	—
Total other comprehensive income	—	—	—	1,004	—	1,004
Gain on Senior Notes repurchase	—	—	7,862	—	—	7,862
Gain on Series B Preferred stock redemption	—	—	2,696	—	—	2,696
Balance at September 30, 2024	10,839	$1	$492,914	$(24,728)	$(432,884)	$35,303

See accompanying notes to condensed consolidated financial statements.

SYNCHRONOSS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Nine Months Ended September 30,
	2025	2024
Operating activities:
Net loss	$(17,608)	$(1,734)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	12,938	12,773
Amortization of debt issuance costs and debt discount	3,969	1,570
Loss on debt extinguishment	1,993	—
Sublease receivable impairment	—	806
Deferred income taxes	(1,724)	710
Stock-based compensation	4,292	5,376
Operating lease impairment, net	627	2,163
Other, net	(5)	(205)
Non-cash foreign currency impact	16,756	257
Changes in operating assets and liabilities:
Accounts receivable, net	849	3,386
Prepaid expenses and other current assets	(4,336)	(1,098)
Other current assets (federal tax return receipt)	28,627	—
Accounts payable	(3,057)	(1,527)
Accrued expenses	3,640	(6,717)
Other assets, non-current	240	290
Deferred revenues	(824)	407
Other liabilities	(4,441)	(1,252)
Net cash provided by operating activities	$41,936	$15,205

See accompanying notes to condensed consolidated financial statements.

SYNCHRONOSS TECHNOLOGIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands) (Continued)

	Nine Months Ended September 30,
	2025	2024
Investing activities:
Purchases of fixed assets	$(1,013)	$(1,038)
Additions to capitalized software	(9,170)	(9,864)
Proceeds from the sale of intangibles	—	278
Proceeds from the divestiture, net	—	1,515
Net cash used in investing activities	(10,183)	(9,109)
Financing activities:
Share-based compensation-related proceeds	13	236
Taxes paid on withholding shares	(822)	(1)
Cash proceeds from issuance of long-term debt	126,406	75,000
Debt issuance costs related to long-term debt	(7,896)	(6,792)
Repayment of long-term debt	(25,870)	(469)
Retirement of Senior Notes	(121,387)	(11,524)
Debt extinguishment costs related to Senior Notes	(729)	—
Drawdown on A/R Facility	6,000	9,000
Repayment of A/R Facility	(6,000)	(9,000)
Series B Preferred dividend paid in the form of cash	—	(4,258)
Redemption of Series B Preferred stock	—	(57,576)
Net cash used in financing activities	(30,285)	(5,384)
Effect of exchange rate changes on cash	(16)	(56)
Net increase in cash and cash equivalents	1,452	656
Beginning cash and cash equivalents	33,375	24,572
Ending cash and cash equivalents	$34,827	$25,228

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

Note 2. Basis of Presentation and Consolidation

The accompanying interim unaudited condensed consolidated financial statements have been prepared by Synchronoss and, in the opinion of management, include all adjustments necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the interim periods. They do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements and should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025.

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
Date of adoption: January 1, 2025

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Standards issued not yet adopted

Standard	Description	Effect on the financial statements
Update 2025-05 - Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets	This Update is to address challenges encountered when applying the guidance in Topic 326, Financial Instruments - Credit Losses, to current accounts receivable and current contract assets arising from transactions accounted for under Topic 606, Revenue from Contracts with Customers. The amendments in this Update introduce a practical expedient for all entities and an accounting policy election for entities other than public business entities related to applying Subtopic 326-20 to current AR and current contracts assets arising from transactions under Topic 606.	The Company continues to evaluate these changes and does not anticipate any material impact on the Company’s consolidated financial position or results of operations upon adoption.
Planned date of adoption: January 1, 2026
Update 2025-06 - Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software	The amendments in this Update improve the operability of the guidance for accounting for software costs under Subtopic 350-40 through removing all references to software development stages.	The Company continues to evaluate these changes which may have a material impact on the Company’s consolidated financial position or results of operations upon adoption.
Planned date of adoption: January 1, 2028
Update 2024-03 - Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses	Requires a public business entity to disclose, on an annual basis and interim basis, disaggregated information about certain income statement line items in a tabular format in the notes to the financial statements. The guidance does not change what is presented on the face of the income statement.	The Company continues to evaluate these changes and does not anticipate any material impact on the Company’s consolidated financial position or results of operations upon adoption.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Geography:
North America	$40,430	$40,200	$120,945	$120,155
APAC	1,236	1,076	4,720	4,229
EMEA	337	1,688	1,037	5,003
Total revenue	$42,003	$42,964	$126,702	$129,387

Service Line:
Professional Services	$2,614	$3,369	$7,637	$11,231
Subscription Services	39,389	39,595	118,013	118,058
License	—	—	1,052	98
Total revenue	$42,003	$42,964	$126,702	$129,387

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

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

A contract asset is a right to consideration that is conditional upon factors other than the passage of time. For example, the Company would record a contract asset if it records revenue on a professional services engagement but are not entitled to bill until the Company achieves specified milestones. The Company presents such contract assets in Other current assets and Other noncurrent assets on the Condensed Consolidated Balance Sheets. The contract asset balance was $1.0 million and $0.6 million at September 30, 2025 and December 31, 2024, respectively.

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

The Company’s contract assets and liabilities are reported in a net position on a customer basis at the end of each reporting period.

Significant changes in the contract liabilities balance during the period are as follows:

Contract Liabilities[1]
Balance at December 31, 2024	$837
Amounts billed but not initially recognized as revenue	126,243
Revenue recognized in the period	(126,980)
Balance at September 30, 2025	$100
________________________________
1    Comprised of Deferred Revenue. $0.7 million of revenue recognized in the period was included in the contract liability balance at the beginning of the period.

Transaction Price Allocated to the Remaining Performance Obligations

Topic 606 requires that the Company disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of September 30, 2025. The Company has elected not to disclose transaction price allocated to remaining performance obligations for:

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

As of September 30, 2025, the aggregate amount of transaction price allocated to remaining performance obligations, other than those meeting the exclusion criteria above, was $116.9 million, of which approximately 99.6% is expected to be recognized as revenues within 2 years, and the remainder thereafter.

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

Segment operating results and a reconciliation of segment operating income to consolidated net income (loss) are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net revenues[1]	$42,003	$42,964	$126,702	$129,387
Less (add):
Employees related expense net of capitalized software	20,046	18,247	57,229	57,542
Hosting expense	3,702	3,849	11,203	11,653
Professional services expense	4,082	5,449	13,097	15,178
Other segment items[2]	3,838	5,298	11,266	17,623
Depreciation and amortization	4,458	4,386	12,938	12,773
Interest income	(5,404)	(165)	(5,906)	(556)
Interest expense	7,776	5,526	19,763	12,529
Debt modification expense	—	—	4,384	—
Loss on debt extinguishment	—	—	1,993	—
Foreign exchange (gain) loss	(512)	5,461	17,598	440
(Benefit) provision for income taxes	(1,796)	628	745	3,939
Segment net income (loss)	$5,813	$(5,715)	$(17,608)	$(1,734)
Reconciliation of profit or loss
Adjustments and reconciling items	—	—	—	—
Consolidated net income (loss)	$5,813	$(5,715)	$(17,608)	$(1,734)
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

For the three months ended September 30, 2025 the Company drew $3.0 million on the A/R Facility, and had repaid the balance in full as of September 30, 2025. For the three months ended September 30, 2024, the Company drew $3.0 million on the A/R Facility, and had repaid the balance in full as of September 30, 2024. For the nine months ended September 30, 2025 the Company drew $6.0 million on the A/R Facility, and had repaid the balance in full as of September 30, 2025. For the nine months ended September 30, 2024, the Company drew $9.0 million on the A/R Facility, and had repaid the balance in full as of September 30, 2024. The interest associated with the draw and repayment was not material for either period. The drawdown and subsequent repayment of the A/R Facility represent financing activities, as reported on the Condensed Consolidated Statements of Cash Flows. As of September 30, 2025 approximately $3.0 million of the Company’s receivables are held by SN Technologies. As of September 30, 2025 there were no outstanding borrowings against the A/R facility and $1.9 million was available for the Company to draw under the A/R Facility.

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

The following is a summary of assets and liabilities, and their related classifications under the fair value hierarchy:

	September 30, 2025
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Money market accounts[1]	$18,164	$18,164	$—	$—
Total assets	$18,164	$18,164	$—	$—
Liabilities
Performance-based cash units[2,3]	$1,714	$—	$1,714	$—
Total liabilities	$1,714	$—	$1,714	$—

	December 31, 2024
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Money market accounts[1]	$9,552	$9,552	$—	$—
Total assets	$9,552	$9,552	$—	$—
Liabilities
Performance-based cash units[2,3]	$948	$—	$948	$—
Total liabilities	$948	$—	$948	$—
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

On January 8, 2025, the Company and STIN, APC and Sequential Technology International Holdings, LLC (collectively the “Sequential Parties”) entered into an Amended and Restated Settlement Agreement (“Settlement Agreement”) to further amend the amounts due from STIN under the Note in connection with a transaction through which the Sequential Parties were acquired. Under the Settlement Agreement the Company received $1.6 million in past-due rent and contingent consideration which the Company may be entitled to if certain key performance indicators are met within the time periods specified in that Agreement. Given the full allowance for credit losses had been recorded against the Note in 2023, the modification of the terms of the Note had no net impact on the consolidated financial statements for the nine months ended September 30, 2025.

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

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

The following table presents information about the Company's right-of-use (“ROU”) assets and lease liabilities:

	September 30, 2025	December 31, 2024
Operating lease assets:
Non-current operating lease ROU assets	$3,520	$8,445
Finance lease assets:
Equipment, net	2,002	1,137

Operating lease liabilities:
Lease liabilities, current	6,283	6,010
Lease liabilities, non-current[1]	9,007	16,320
Total operating lease liabilities	$15,290	$22,330

Finance lease liabilities:
Lease liabilities, current	1,113	722
Lease liabilities, non-current	1,134	456
Total finance lease liabilities	$2,247	$1,178
________________________________
1    The decrease in operating lease liabilities was primarily due to ordinary lease payments, a $2.4 million related to remeasurement of the Bridgewater, NJ lease and the termination of the first floor Dublin, Ireland lease.

The following table presents information about lease expense and sublease income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Finance leases:
Interest expense	$68	$26	$133	$77
Depreciation expense	292	164	673	478
Total finance leases	$360	$190	$806	$555

Operating leases:
Operating lease cost[1]	$754	$1,139	$2,769	$3,960
Other lease costs and income:
Variable lease costs[1]	293	262	1,218	572
ROU assets impairments, net[1,2]	—	(115)	627	2,163
Sublease income[1,3]	(334)	(572)	(3,570)	(1,882)
Total operating leases	713	714	1,044	4,813
Total net lease cost	$1,073	$904	$1,850	$5,368
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
3    For the nine months ended September 30, 2025, the sublease income includes a receipt of a $1.6 million past due sublease payment, for which we previously recorded an allowance for credit losses.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

The following table provides the undiscounted amount of future cash flows included in the Company’s lease liabilities at September 30, 2025, for each of the five years beginning January 1, 2025 and thereafter, as well as a reconciliation of such undiscounted cash flows to our lease liabilities as of September 30, 2025:

	Operating Leases	Finance Leases
2025	$1,812	$495
2026	7,231	1,126
2027	4,938	650
2028	2,925	213
Total future lease payments	16,906	2,484
Less: amount representing interest	(1,616)	(237)
Present value of future lease payments (lease liability)	$15,290	$2,247

The following table provides the weighted average remaining lease term and weighted-average discount rates for our leases:

	September 30, 2025	December 31, 2024
Weighted average remaining lease term (years), weighted based on lease liability balances:
Finance leases	2.4	2.0
Operating leases	2.8	3.7

Weighted average discount rate (percentages), weighted based on the remaining balance of lease payments:
Finance leases	10.8%	10.0%
Operating leases	8.0%	8.0%

The following table provides certain cash flow and supplemental noncash information related to our lease liabilities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Finance leases	$299	$186	$679	$534
Operating leases	1,797	1,924	5,617	5,848

Lease liabilities arising from obtaining right-of-use assets:
Finance leases	$1,081	$178	$1,478	$283
Operating leases	—	—	—	—

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Note 9. Debt

2025 Term Loan

On April 24, 2025 (the “Closing Date”), the Company and certain of its subsidiaries entered into the First Amendment to Credit Agreement and Pledge and Security Agreement (the “2025 Term Loan Agreement”) with the lenders party thereto and BGC Lender Rep LLC, as administrative agent, which amended the 2024 Term Loan Agreement (as defined below), to establish a new term loan facility in an aggregate principal amount of $200.0 million (the “2025 Term Loan”), all of which was funded on the Closing Date, with any existing lenders under the 2024 Term Loan Agreement participating pursuant to a cashless settlement of the $73.6 million outstanding aggregate principal amount of the 2024 Term Loan, as defined below, for total net cash proceeds of $126.4 million. In connection with the 2024 Term Loan settlement, the Company paid a $2.8 million make-whole provision. The proceeds from the 2025 Term Loan, together with cash on hand, were used to redeem all of the $121.4 million outstanding aggregate principal amount of 2021 Senior Notes on May 12, 2025 at the applicable redemption price. The Company paid a $1.2 million prepayment premium in connection with the 2021 Senior Notes redemption.

The 2025 Term Loan included participation from both existing and new lenders. One lender participated in both the 2024 Term Loan and the 2025 Term Loan. In addition, one former 2021 Senior Notes lender also participated in the 2025 Term Loan. These transactions were evaluated under ASC 470-50, Debt—Modifications and Extinguishments, and were accounted for as debt modifications. Those lenders from the 2021 Senior Notes that did not participate in the 2025 Term Loan (the “Extinguished Note Holders”) were considered extinguished under the accounting guidance. There was one new lender who also participated in the 2025 Term Loan syndicate.

In connection with the refinancing, the Company incurred $9.0 million of financing-related costs, consisting of $4.0 million in lender fees (treated as original issue discount) and $5.0 million in third-party costs. The Company capitalized the full $4.0 million in lender fees and $0.6 million of third-party costs as debt issuance costs, which will be amortized over the term of the 2025 Term Loan using the effective interest method. The remaining $4.4 million of third-party fees were recognized as Debt modification expense on the Condensed Consolidated Statements of Income for the nine months ended September 30, 2025, in accordance with ASC 470-50.

As of the Closing Date, the Company had $5.6 million of unamortized debt issuance costs associated with the 2024 Term Loan. These costs, along with the $2.8 million make-whole provision paid at refinancing, were capitalized and are being amortized over the term of the 2025 Term Loan.

The Company also had $2.1 million in unamortized debt issuance costs related to the 2021 Senior Notes. Of this amount, $0.8 million was allocated to lenders determined to be modified and will be amortized over the term of the 2025 Term Loan. The remaining $1.3 million was recognized as Loss on debt extinguishment on the Condensed Consolidated Statements of Income for the nine months ended September 30, 2025. Of the $1.2 million prepayment premium paid on the 2021 Senior Notes, $0.5 million was capitalized and will be amortized over the life of the 2025 Term Loan, while $0.7 million was recorded as Loss on debt extinguishment on the Condensed Consolidated Statements of Income for the nine months ended September 30, 2025.

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

The Company is required to repay the outstanding principal amounts of the 2025 Term Loan on a quarterly basis in an amount of $1.3 million beginning on July 24, 2025 and ending on April 24, 2026; $2.5 million beginning on July 24, 2026 and ending on April 24, 2027; $3.8 million beginning on July 24, 2027 and ending on April 24, 2028. Starting on July 24, 2028, on

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

the 24th day of each July, October, January and April thereafter, such repayments of outstanding principal are to be $5.0 million. The final principal repayment of the 2025 Term Loan is to be repaid on the Maturity Date in an amount equal to the aggregate principal amount of the 2025 Term Loan outstanding on such date. These quarterly principal payment amounts shall be reduced as a result of the application of prepayments in accordance with the order of priority set forth in Section 2.7(i) of the 2025 Term Loan Agreement as described below. The Company is permitted to at any time voluntarily prepay the 2025 Term Loan, in whole or in part subject to a variable prepayment fee if such prepayment was made prior to the third anniversary of the Closing Date.

In July 2025, the Company received the expected tax refund from the 2020 CARES Act of $33.9 million, which included $5.2 million of interest. In accordance with the terms of the 2025 Term Loan Agreement, 75% of the total amount, or $25.4 million, was used to pay down the 2025 Term Loan at par. The $25.4 million principal prepayment satisfied the required quarterly principal payments (as disclosed above), including the current portion, through approximately January 2028. Accordingly, as of September 30, 2025, the Company has no remaining contractual payments due on the principal balance of its long term debt for the next 12 months. As a result of this prepayment, $1.7 million of the unamortized deferred financing costs related to the 2025 Term Loan were recognized as interest expense in the third quarter of 2025.

The Company was in compliance with its debt covenants pertaining to the 2025 Term Loan as of September 30, 2025.

The Company’s obligations under the 2025 Term Loan Agreement are secured by substantially all of the assets (other than existing real property) of the Company. Other than an Irish Subsidiary (as defined in the 2025 Term Loan Agreement), none of the Company’s direct or indirect foreign subsidiaries or immaterial subsidiaries has guaranteed the loans under the 2025 Term Loan Agreement, but under certain circumstances, such subsidiaries may become guarantors. The 2025 Term Loan Agreement contains customary covenants that limit the Company’s ability and its restricted subsidiaries to, among other things, (i) incur additional indebtedness, (ii) pay dividends or make certain other restricted payments, (iii) sell assets, (iv) make certain investments, (v) grant liens and (vi) enter into transactions with affiliates. These covenants are subject to exceptions and qualifications set forth in the 2025 Term Loan Agreement. The financial covenants set forth in the 2025 Term Loan Agreement include (i) a maximum consolidated secured leverage ratio of greater than 6.30 to 1.00, which will be tested at the end of each of the Company’s fiscal quarters (ii) a covenant tested monthly with respect to a minimum number of subscribers under certain material contracts and (iii) an average liquidity requirement for any calendar month. All borrowings under the 2025 Term Loan Agreement are subject to the satisfaction of customary conditions, including the absence of a default and the accuracy of representations and warranties subject to certain exceptions. The 2025 Term Loan Agreement also contains mandatory prepayment provisions that are customary for secured financings of this type from excess cash flow and with the proceeds of certain asset sales, tax refunds, equity sales or issuances, and debt issuances, each as more fully described in the 2025 Term Loan Agreement. Upon the occurrence and continuance of an event of default, which, for example, would be triggered by a breach or violation of, default under, cancellation, termination, forfeiture, rescission, revocation, suspension, impairment or non-renewal of certain material contracts of the Company, BGC Lender Rep may take either or both of the following actions: (i) terminate the commitments and (ii) declare all outstanding obligations immediately due and payable and take such other actions as set forth in the 2025 Term Loan Agreement.

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

In line with the terms of the 2024 Term Loan Agreement, the Company made $0.5 million of principal payments on the 2024 Term Loan for the nine months ending September 30, 2025 until the Company entered into the 2025 Term Loan as described above, and $0.5 million of principal payments for the nine months ending September 30, 2024.

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

The Senior Notes were senior unsecured obligations of the Company and rank equally in right of payment with all of the Company’s existing and future senior unsecured and unsubordinated indebtedness. The Senior Notes were effectively subordinated in right of payment to all of the Company’s existing and future secured indebtedness to the extent of the value of the assets securing such indebtedness and structurally subordinated to all existing and future indebtedness of the Company’s subsidiaries, including trade payables. The Senior Notes bore interest at the rate of 8.375% per annum. Interest on the Senior Notes was payable quarterly in arrears on January 31, April 30, July 31 and October 31 of each year, commencing on July 31, 2021. The Senior Notes were to mature on June 30, 2026, unless redeemed prior to maturity.

On October 25, 2021, the Company entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) between the Company and B. Riley Securities, Inc. (the “Agent”), a related party, pursuant to which the Company may offer and sell, from time to time, up to $18.0 million of the Company’s 8.375% Senior Notes due 2026. Sales of the additional Senior Notes pursuant to the Sales Agreement, if any, might be made in transactions that were deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”). Under the Sales Agreement, the Agent would be entitled to compensation of 2.0% of the gross proceeds of all notes sold through it as the Company’s agent.

During the fourth quarter of 2021, the Company sold an additional $16.1 million aggregate principal amount of Senior Notes pursuant to the Sales Agreement. The additional Senior Notes sold had terms identical to the initial Senior Notes and were fungible and vote together with, the initial Senior Notes. The Senior Notes were listed and traded on The Nasdaq Global Market under the symbol “SNCRL.”

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

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Carrying Value of Debt

The carrying amounts of the Company’s borrowings were as follows:

	September 30, 2025	December 31, 2024
2021 Senior Notes:
Senior Notes	$—	$121,387
Unamortized discount and debt issuance cost[1]	—	(2,625)
Carrying value of Senior Notes	—	118,762
2024 Term Loan:
Term Loan	—	74,063
Unamortized debt issuance cost[1]	—	(6,110)
Carrying value of 2024 Term Loan	—	67,953
2025 Term Loan:
Term Loan	174,599	—
Unamortized debt issuance cost[1]	(11,399)	—
Carrying value of 2025 Term Loan	163,200	—
Total carrying value of debt	$163,200	$186,715
Current portion of long-term debt	$—	$1,875
Long-term debt, net of current portion	$163,200	$184,840
________________________________
1    Debt issuance costs are deferred and amortized into interest expense using the effective interest method.

Fair Value of Debt

The fair value of the 2025 Term Loan was obtained using the Discounted Cash Flow (“DCF”) valuation model with observable inputs as of September 30, 2025 and is categorized accordingly as Level 2 in the fair value hierarchy.

	Balance at September 30, 2025
		Fair Value
	Carrying Amount	(Level 1)	(Level 2)	(Level 3)	Total
Total debt	$163,200	$—	$171,713	$—	$171,713

	Balance at December 31, 2024
		Fair Value
	Carrying Amount	(Level 1)	(Level 2)	(Level 3)	Total
Total debt	$186,715	$—	$193,275	$—	$193,275

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Interest Expense

The following table summarizes the Company’s interest expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
2021 Senior Notes:
Amortization of debt issuance costs and discount	$—	$391	$522	$1,269
Interest on borrowings	—	2,541	3,699	8,449
2024 Term Loan:
Amortization of debt issuance costs	—	293	483	301
Amortization of exit fee	—	64	(151)	66
Interest on borrowings	—	2,118	2,304	2,163
2025 Term Loan:
Amortization of debt issuance costs[1]	2,386	—	2,964	—
Interest on Borrowings	5,224	—	9,484	—
Other[2]	166	119	458	281
Total interest expense	$7,776	$5,526	$19,763	$12,529
________________________________
1    Includes $1.7 million of additional amortization due to $25.4 million principal repayment due to federal tax refund receipt as described above.
2    Includes interest on uncertain tax provisions.

Note 10. Accumulated Other Comprehensive (Loss) Income

The changes in accumulated other comprehensive (loss) income during the nine months ended September 30, 2025 were as follows:

	Balance at December 31, 2024	Other Comprehensive Income	Tax Effect	Balance at September 30, 2025
Foreign currency	$(37,617)	$27,968	$—	$(9,649)
Unrealized loss on intercompany foreign currency transactions	(3,520)	—	—	(3,520)
Total	$(41,137)	$27,968	$—	$(13,169)

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Note 11. Capital Structure

As of September 30, 2025, the Company’s authorized capital stock was 26,666,667 shares of stock with a par value of $0.0001, of which 16,666,667 shares were designated as common stock and 10,000,000 shares were designated as preferred stock.

Common Stock

Each holder of common stock is entitled to vote on all matters and is entitled to one vote for each share held. Dividends on common stock will be paid when, and if, declared by the Company’s Board of Directors. No dividends have ever been declared or paid by the Company.

Treasury Stock

The Company’s Treasury Stock balance is nil as of September 30, 2025.

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

Repurchase of Series B Preferred

On June 28, 2024 the Company repurchased all outstanding shares of the Series B Preferred stock, as discussed in Note 9. Debt of the Notes to Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q. On July 1, 2024 the Company filed a Certificate of Elimination to the Series B Certificate with the Secretary of State of the State of Delaware. As a result of the Series B Repurchase, zero shares of the Series B Preferred remain outstanding and none are authorized for issuance as of

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

September 30, 2025, and the authorized shares of Series B Preferred Stock were returned to the status of authorized but unissued shares of preferred stock of the Company, without designation as to series pursuant to the Certificate of Designations.

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

During the second quarter of 2025, pursuant to the terms of a transfer and termination agreement, the Company and the other parties thereto agreed to terminate the Joint Venture Agreement dated as of December 31, 2024, and extinguished all rights and obligations in connection therewith. As a result, given the put option was no longer exercisable, the Company reduced the $12.5 million balance of Redeemable non-controlling interest to zero with a corresponding increase in Additional Paid-In Capital (“APIC”) on the Condensed Consolidated Balance Sheets.

Stock Plans

As of September 30, 2025, the Company maintains two stock-based compensation plans, the 2015 Equity Incentive Plan (the “2015 Plan”) and the 2017 New Hire Equity Incentive Plan (“2017 Plan”), under which the Company may grant to its employees, outside directors, and consultants awards in the form of stock options, shares of restricted stock, stock units, or stock appreciation rights and performance shares. As of September 30, 2025, the maximum number of shares of common stock authorized for issuance is 5,741,575 shares under the 2015 Plan and 229,635 shares under the 2017 Plan. As of September 30, 2025, there were 51,484 shares available for the grant or award under the Company’s 2015 Plan and 109,044 shares available for the grant or award under the Company’s 2017 Plan.

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

The Company currently has three active LTI plans: 2023-2025 LTI Plan, 2024-2026 LTI Plan and 2025-2027 LTI Plan. As of September 30, 2025, the Company’s PBCU granted to employees under these three plans have been accounted for as liability awards, due to the Company’s intent and the ability to settle such awards in cash upon vesting and expected lack of shares available for issuance. As of September 30, 2025, the short-term liability for such awards was $0.4 million and the long-term liability was $1.3 million.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense related to all of the Company’s stock awards included by operating expense categories, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of revenues	$60	$164	$218	$258
Research and development	269	832	1,038	1,415
Selling, general and administrative	811	2,025	3,036	3,703
Total stock-based compensation expense	$1,140	$3,021	$4,292	$5,376

The following table summarizes stock-based compensation expense related to all of the Company’s stock awards included by award type, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Awards classified as equity:
Stock options	$7	$123	$156	$453
Restricted stock awards	969	761	2,991	1,950
Performance-based cash units	—	—	381	463
Total equity classified awards	976	884	3,528	2,866
Awards classified as liability:
Performance-based cash units	164	2,137	764	2,510
Total stock-based compensation before taxes	$1,140	$3,021	$4,292	$5,376
Tax benefit	$229	$463	$917	$987

The total unamortized stock-based compensation cost related to unvested restricted stock awards and stock options as of September 30, 2025 was $5.9 million. The expense is expected to be recognized over a weighted-average period of approximately 2.0 years.

The total unamortized stock-based compensation cost related to unvested performance-based cash units as of September 30, 2025 was $1.6 million. The expense is expected to be recognized over a weighted-average period of approximately 1.8 years.

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Note 12. Restructuring

The Company continues to identify workforce optimization opportunities to better align the Company’s resources with its key strategic priorities.

A summary of the Company’s restructuring accrual at September 30, 2025 and changes during the nine months ended September 30, 2025, are presented below:

Employee Termination Costs
Balance at December 31, 2024	$712
Charges	165
Payments	(877)
Balance at September 30, 2025	$—

Note 13. Income Taxes

The Company recognized income tax benefit of approximately $1.8 million and income tax expense of approximately $0.6 million for the three months ended September 30, 2025 and 2024, respectively. The effective tax rate was approximately (44.7)% for the three months ended September 30, 2025, which was lower than the U.S. federal statutory rate, primarily due to the discrete tax benefit recorded in the period. The Company finalized its 2024 U.S. federal income tax return during the period, which resulted in a discrete tax benefit of $1.7 million primarily attributable to research tax credit and foreign tax credit studies completed prior to filing the tax return. The Company’s effective tax rate was approximately (12.3)% for the three months ended September 30, 2024, which was lower than the U.S. federal statutory rate primarily due to the impact of permanent adjustments including Global Intangible Low-Taxes Income and adjustments to valuation allowances associated with prior year activity, partially offset by foreign tax rate differential.

The Company recognized income tax expense of approximately $0.7 million and $3.9 million during the nine months ended September 30, 2025 and 2024, respectively. The effective tax rate was approximately (4.4)% for the nine months ended September 30, 2025, which was lower than the U.S. federal statutory rate due to the current period loss from operations before taxes, the impact of permanent adjustments, including Global Intangible Low-Taxed Income, decreased the effective tax rate, while the impact of foreign tax rate differential, and the impact of valuation allowances increased the effective tax rate. In addition, the Company finalized its 2024 U.S. federal income tax return during the period, which resulted in a discrete tax benefit of $1.7 million primarily attributable to research tax credit and foreign tax credit studies completed prior to filing the tax return. The Company’s effective tax rate was approximately 178.6% for the nine months ended September 30, 2024, which was higher than the U.S. federal statutory rate primarily due to the impact of permanent adjustments, most notably Global Intangible Low-Taxed Income, partially offset by foreign tax rate differential. The Company continues to consider all available evidence, including historical profitability and projections of future taxable income together with new evidence, both positive and negative, that could affect the view of the future realization of deferred tax assets. As a result of this assessment, the Company continues to record a valuation allowance against the net deferred tax assets of certain jurisdictions as the realization of these assets is not more likely than not, given uncertainty of future earnings in these jurisdictions.

Unrecognized tax benefits associated with uncertain tax positions were $4.4 million at September 30, 2025. We are not able to reasonably estimate when we would make any cash payments required to settle these liabilities, but we do not believe that the ultimate settlement of our obligations will materially affect our liquidity. The Company anticipates that $3.8 million of its currently unrecognized tax benefits, primarily related to research and development credits and other U.S. tax positions, may be recognized within the next 12 months as a result of a lapse of the statute of limitations.

During 2021 the Internal Revenue Service commenced an audit of certain of the Company’s prior year U.S. federal income tax filings, including the 2013 through 2020 tax years. In July 2025, the Company received the full IRS refund of $33.9 million, which included $5.2 million of interest income. This interest income is included within the Consolidated Statements of Operations for the three and nine months ending September 30, 2025.

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

On July 4, 2025, the U.S. government enacted The One Big Beautiful Bill Act of 2025 which includes, among other provisions, changes to the U.S. corporate income tax system including the allowance of immediate expensing of domestic research and development expenses and permanent extensions of certain provisions within the Tax Cuts and Jobs Act. Certain provisions, such as the immediate expensing of U.S. domestic research and development costs and 100 percent bonus depreciation are effective for the Company beginning in 2025, while others will be effective in 2026. The Company has incorporated the anticipated impact of this legislation, into its financial statements for the period ending September 30, 2025. The primary impact in the period is a decrease in anticipated 2025 U.S. federal and state current income tax expense.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator - basic:
Net income (loss)	$5,813	$(5,715)	$(17,608)	$(1,734)
Net income attributable to redeemable non-controlling interests	—	14	—	14
Preferred stock dividend, net of gain on repurchase of preferred stock	—	—	—	(1,562)
Net income (loss) attributable to Synchronoss	5,813	(5,701)	(17,608)	(3,282)
Numerator - diluted:
Net income (loss) attributable to Synchronoss	$5,813	$(5,701)	$(17,608)	$(3,282)

Denominator:
Weighted average common shares outstanding — basic	10,632	10,095	10,357	9,994
Dilutive effect of:
Shares from assumed conversion of PBCU	807	—	—	—
Options and unvested restricted shares	34	—	—	—
Weighted average common shares outstanding — diluted	11,473	10,095	10,357	9,994

Earnings (loss) per share:
Basic	$0.55	$(0.56)	$(1.70)	$(0.33)
Diluted	$0.51	$(0.56)	$(1.70)	$(0.33)
Anti-dilutive stock options and restricted stock awards[1]	1,122	466	805	528
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

Table of Content
SYNCHRONOSS TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — UNAUDITED
(Amounts in tables in thousands, except for per share data or unless otherwise noted)

Aggregate annual future minimum payments under non-cancelable agreements as of September 30, 2025 for each year beginning January 1, 2025, are as follows:

Non-cancelable Agreements
2025	$4,275
2026	12,293
2027	10,691
2028	6,366
Total	$33,625

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

The Company’s top five customers accounted for 99.1% and 97.9% of net revenues for the nine months ended September 30, 2025 and September 30, 2024, respectively. Contracts with these customers typically run for three to five years. Of these customers, both Verizon and AT&T accounted for more than 10% of our revenues in 2025 and 2024. The loss of Verizon or AT&T as a customer would have a material negative impact on our company. However, we believe the costs incurred by and subscriber disruption for Verizon or AT&T to replace Synchronoss’ solutions would be substantial.

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

Discussion of the Condensed Consolidated Statements of Operations

Three months ended September 30, 2025 compared to the three months ended September 30, 2024

The following table presents an overview of our results of operations for the three months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Change
	2025	2024	2025 vs 2024
Net revenues	$42,003	$42,964	$(961)
Costs and expenses:
Cost of revenues[1]	8,665	8,975	(310)
Research and development	10,837	10,333	504
Selling, general and administrative	12,174	13,755	(1,581)
Depreciation and amortization	4,458	4,386	72
Total costs and expenses	36,134	37,449	(1,315)
Income from operations	5,869	5,515	354
Interest income	5,404	165	5,239
Interest expense	(7,776)	(5,526)	(2,250)
Foreign exchange gain (loss)	512	(5,461)	5,973
Other income, net	8	220	(212)
Income (loss) from operations, before taxes	4,017	(5,087)	9,104
Provision for income taxes	1,796	(628)	2,424
Net income (loss)	$5,813	$(5,715)	$11,528
________________________________
1    Cost of revenues excludes depreciation and amortization which are shown separately.

Net revenues decreased $1.0 million to $42.0 million for the three months ended September 30, 2025, compared to the same period in 2024. The decrease in revenue was primarily attributable to $0.8 million decrease in professional services, including $1.5 million impact of a customer contract that expired in the prior period, partially offset by subscriber growth.

Cost of revenues decreased $0.3 million to $8.7 million for the three months ended September 30, 2025, compared to the same period in 2024. The decrease in 2025 was primarily driven by the elimination of certain third-party service costs following the Company’s transition of related activities to internal operations.

Research and development expense increased $0.5 million to $10.8 million for the three months ended September 30, 2025, compared to the same period in 2024. The increase in 2025 was primarily attributable to higher personnel-related costs.

Selling, general and administrative expense decreased $1.6 million to $12.2 million for the three months ended September 30, 2025, compared to the same period in 2024. Selling, general and administrative expenses decreased primarily due to $1.3 million lower performance-based compensation expense in the current period due to expected full-year metric attainment compared to the prior period performance.

Depreciation and amortization expense increased $0.1 million for the three months ended September 30, 2025, compared to the same period in 2024. The 2025 increase was primarily attributable to increased amortization of capitalized software due to more amortizable assets placed in service in the current period.

Interest income increased $5.2 million to $5.4 million for the three months ended September 30, 2025, compared to the same period in prior year primarily due to $5.2 million interest income related to the federal tax refund received by the Company during the third quarter of 2025.

Interest expense increased $2.3 million to $7.8 million for the three months ended September 30, 2025, compared to the same period in 2024. The increase in interest expense is attributable to $0.5 million higher interest on the 2025 Term Loan and $1.7 million amortization of deferred financing costs accelerated due to 2025 Term Loan principal prepayment in the current period.

Foreign exchange (loss) gain was a gain of $0.5 million compared to a loss of $5.5 million for the three months ended September 30, 2025 and 2024, respectively, due to the impact of non-cash foreign exchange losses on intercompany payables and receivables primarily between the Company’s U.S. and European entities.

Income tax. The Company recognized income tax benefit of approximately $1.8 million and income tax expense of approximately $0.6 million for the three months ended September 30, 2025 and 2024, respectively. The effective tax rate was approximately (44.7)% for the three months ended September 30, 2025, which was lower than the U.S. federal statutory rate, primarily due to the discrete tax benefit recorded in the period. The Company finalized its 2024 U.S. federal income tax return during the period, which resulted in a discrete tax benefit of $1.7 million primarily attributable to research tax credit and foreign tax credit studies completed prior to filing the tax return. The Company’s effective tax rate was approximately (12.3)% for the three months ended September 30, 2024, which was lower than the U.S. federal statutory rate primarily due to the impact of permanent adjustments including Global Intangible Low-Taxes Income and adjustments to valuation allowances associated with prior year activity, partially offset by foreign tax rate differential.

Nine months ended September 30, 2025 compared to the nine months ended September 30, 2024

The following table presents an overview of our results of operations for the nine months ended September 30, 2025 and 2025 (in thousands):

	Nine Months Ended September 30,		$ Change
	2025	2024	2025 vs 2024
Net revenues	$126,702	$129,387	$(2,685)
Costs and expenses:
Cost of revenues[1]	26,298	29,599	(3,301)
Research and development	30,939	32,560	(1,621)
Selling, general and administrative	35,404	39,800	(4,396)
Restructuring charges	165	267	(102)
Depreciation and amortization	12,938	12,773	165
Total costs and expenses	105,744	114,999	(9,255)
Income from operations	20,958	14,388	6,570
Interest income	5,906	556	5,350
Interest expense	(19,763)	(12,529)	(7,234)
Debt modification expense	(4,384)	—	(4,384)
Loss on debt extinguishment	(1,993)	—	(1,993)
Foreign exchange loss	(17,598)	(440)	(17,158)
Other income, net	11	230	(219)
(Loss) income from operations, before taxes	(16,863)	2,205	(19,068)
Provision for income taxes	(745)	(3,939)	3,194
Net loss	$(17,608)	$(1,734)	$(15,874)
________________________________
1    Cost of revenues excludes depreciation and amortization which are shown separately.

Net revenues decreased $2.7 million to $126.7 million for the nine months ended September 30, 2025, compared to the same period in 2024. The decrease in revenue was mainly attributable to the $3.6 million decrease in professional services and $4.0 million impact of a customer contract that expired in the prior period, partially offset by $3.9 million related to subscriber growth and $1.0 million greater license revenue in the current period.

Cost of revenues decreased $3.3 million to $26.3 million for the nine months ended September 30, 2025, compared to the same period in 2024. The decrease in 2025 was primarily due to lower baseline employee expenses resulting from restructuring measures implemented in the fourth quarter of 2024, as well as cost-saving initiatives aimed at reducing vendor expenditures and overhead.

Research and development expense decreased $1.6 million to $30.9 million for the nine months ended September 30, 2025, compared to the same period in 2024. The decrease in 2025 was primarily attributable to cost-saving initiatives implemented in the fourth quarter of 2024 aimed at streamlining the workforce and reducing vendor expenditures.

Selling, general and administrative expense decreased $4.4 million to $35.4 million for the nine months ended September 30, 2025, compared to the same period in 2024. The decrease in 2025 was primarily attributable to cost-saving initiatives implemented in the fourth quarter of 2024, decrease in facilities expense due to prior year restructuring activity and lower performance-based compensation expense in the current period due to expected full-year metric attainment compared to the prior period performance.

Restructuring charges were $0.2 million and $0.3 million for the nine months ended September 30, 2025 and 2024, respectively, which primarily related to employment termination costs as a result of the work-force reductions initiated to reduce operating costs and align our resources with our key strategic priorities.

Depreciation and amortization expense increased $0.2 million to $12.9 million for the nine months ended September 30, 2025, compared to the same period in 2024. The 2025 increase was primarily attributable to increased amortization of capitalized software due to more amortizable assets placed in service in the current period.

Interest income increased $5.4 million to $5.9 million for the nine months ended September 30, 2025, compared to the same period in 2024. The increase was primarily due to $5.2 million interest income related to the federal tax refund received by the Company during the third quarter of 2025.

Interest expense increased $7.2 million to $19.8 million for the nine months ended September 30, 2025, compared to the same period in 2024. The increase in interest expense is attributable to $4.9 million higher interest on the 2025 Term Loan and $2.3 million higher amortization of deferred financing costs, including $1.7 million amortization of deferred financing costs accelerated due to 2025 Term Loan principal prepayment in the current period.

Debt modification expense was $4.4 million and nil for the nine months ended September 30, 2025 and 2024, respectively, related to deferred financing costs associated with the 2025 Term Loan that were expensed on a pro-rata basis in accordance with debt modification accounting guidance during the current period.

Loss on debt extinguishment was $2.0 million and nil for the nine months ended September 30, 2025 and 2024, respectively, related to pro-rata unamortized debt issuance costs and prepayment premium associated with the 2021 Senior Notes extinguishment during the current period.

Foreign exchange (loss) gain was a loss of $17.6 million compared to a loss of $0.4 million for the nine months ended September 30, 2025 and 2024, respectively, due to the impact of non-cash foreign exchange losses on intercompany payables and receivables primarily between the Company’s U.S. and European entities.

Income tax. The Company recognized income tax expense of approximately $0.7 million and $3.9 million during the nine months ended September 30, 2025 and 2024, respectively. The effective tax rate was approximately (4.4)% for the nine months ended September 30, 2025, which was lower than the U.S. federal statutory rate due to the current period loss from operations before taxes, the impact of permanent adjustments, including Global Intangible Low-Taxed Income, decreased the effective tax rate, while the impact of foreign tax rate differential, and the impact of valuation allowances increased the effective tax rate. In addition, the Company finalized its 2024 U.S. federal income tax return during the period, which resulted in a discrete tax benefit of $1.7 million primarily attributable to research tax credit and foreign tax credit studies completed prior to filing the tax return. The Company’s effective tax rate was approximately 178.6% for the nine months ended September 30, 2024, which was higher than the U.S. federal statutory rate primarily due to the impact of permanent adjustments, most notably Global Intangible Low-Taxed Income, partially offset by foreign tax rate differential.

Liquidity and Capital Resources

Our principal sources of liquidity have been cash provided by operations. At September 30, 2025 the Company had an aggregate of $34.8 million cash and cash equivalents, and generated operating cash flows of $41.9 million for the nine months ended September 30, 2025. At September 30, 2025, our non-U.S. subsidiaries held approximately $8.0 million of cash and cash equivalents that are available for use by our operations around the world. The Company believes it has sufficient cash and cash equivalents and will generate sufficient liquidity from operations to meet its obligations for at least the next twelve months.

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

Discussion of Cash Flows

A summary of net cash flows follows (in thousands):

	Nine Months Ended September 30,
	2025	2024
Net cash provided by (used in):
Operating activities	$41,936	$15,205
Investing activities	(10,183)	(9,109)
Financing activities	$(30,285)	$(5,384)

Our primary source of cash is receipts from revenue. The primary uses of cash are personnel and related costs, telecommunications, and facility costs related primarily to our cost of revenue and general operating expenses including professional service fees, consulting fees, building and equipment maintenance and marketing expense.

Cash provided by operating activities for the nine months ended September 30, 2025 was $41.9 million as compared to $15.2 million of cash provided by operating activities for the same period in 2024. In the current period, the Company generated cash from operations mainly driven by continued growth in cloud subscribers and reduced operating costs, $33.9 million federal tax refund (including $5.2 million of accrued interest), offset by $2.5 million higher debt interest paid in 2025, $3.7 million debt issuance and debt extinguishment costs related to modified debt, and favorable movements in working capital in 2025 compared to 2024.

Cash used in investing activities for the nine months ended September 30, 2025 was $10.2 million as compared to $9.1 million of cash used in investing activities during the same period in 2024. The cash used in investing activities during current and prior year primarily funded product development for our Cloud offering and associated labor costs. In 2024, cash used in investing activities was offset by $1.5 million of deferred consideration for the sale of Messaging and NetworkX Businesses received by the company in the third quarter of 2024.

Cash used in financing activities for the nine months ended September 30, 2025 was $30.3 million as compared to $5.4 million of cash used in financing activities during the same period in 2024. The cash used in financing activities in the current year was primarily related to the receipt of $126.4 million proceeds from 2025 Term Loan net of repayment of 2024 Term Loan, offset by $7.9 million in related issuance costs, $121.4 million repayment of 2021 Senior Notes and $0.7 million in related debt extinguishment costs, $25.4 million repayment of 2025 Term Loan principal due to receipt of the federal income tax refund, and $0.8 million of income and payroll taxes paid as a result of stock-based withholding. The cash used in financing activities in the prior year was primarily related to $75.0 million funding of the Term Loan; offset by $6.8 million issuance costs related to the 2024 term loan, $57.6 million Series B Preferred Stock Repurchase, $11.5 million Senior Notes Repurchase and $4.3 million Series B Preferred dividend payments.

Effect of Inflation

Inflationary increases in certain input costs, such as occupancy, labor and benefits, and general administrative costs have impacted our business. Management does not believe these impacts have had a material impact on our results of operations during the three months ended September 30, 2025 and 2024. We cannot assure you, however, that we will not be affected by general inflation in the future.

Contractual Obligations
Our contractual obligations consist of office and laptop leases, notes payable and related interest as well as contractual commitments under third-party hosting, software licenses and maintenance agreements. The following table summarizes our long‑term contractual obligations as of September 30, 2025 (in thousands):

	Payments Due by Period
	Total	2025	2026-2027	2028	Thereafter
Finance lease obligations	$2,484	$495	$1,776	$213	$—
Interest	70,007	5,050	40,073	19,341	5,543
Operating lease obligations	16,906	1,812	12,169	2,925	—
Purchase obligations[1]	33,625	4,275	22,984	6,366	—
2025 Term Loan	174,599	—	—	14,599	$160,000
Total	$297,621	$11,632	$77,002	$43,444	$165,543
_______________________________
1    Amount represents obligations associated with colocation agreements and other customer delivery related purchase obligations.

Uncertain Tax Positions

Unrecognized tax benefits associated with uncertain tax positions were $4.4 million at September 30, 2025. We are not able to reasonably estimate when we would make any cash payments required to settle these liabilities, but we do not believe that the ultimate settlement of our obligations will materially affect our liquidity. The Company anticipates that $3.8 million of its currently unrecognized tax benefits, primarily related to research and development credits and other U.S. tax positions, may be recognized within the next 12 months as a result of a lapse of the statute of limitations.

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

The Company’s stock price has experienced a continuous decline during the second and third quarters of 2025. Management monitors the Company’s market capitalization relative to its carrying value as part of its impairment assessment process. While the decline in stock price may indicate potential impairment triggers, management has performed an evaluation of qualitative and quantitative factors and concluded that no impairment charge was required dor the nine months ended September 30, 2025. The Company will continue to monitor its stock price trends and other relevant factors for any potential impact on the recoverability of goodwill or other long-lived assets.

During the nine months ended September 30, 2025, there were no significant changes in our critical accounting policies and estimates from our Annual Report on Form 10-K for the year ended December 31, 2024. Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024 for a more complete discussion of our critical accounting policies and estimates.

Recently Issued Accounting Standards

For a discussion of recently issued accounting standards see Note 2. Basis of Presentation and Consolidation of the Notes to Condensed Consolidated Financial Statements in Item 1 of this Form 10-Q.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements as of September 30, 2025 and December 31, 2024 that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

The primary objective of our investment activities is to preserve our capital for the purpose of funding operations, while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve these objectives, our investment policy allows us to maintain a portfolio of cash equivalents and short- and long-term investments in a variety of securities, which could include commercial paper, money market funds and corporate and government debt securities. Our cash and cash equivalents at September 30, 2025 and December 31, 2024 were invested in liquid money market accounts and certificates of deposit. All market-risk sensitive instruments were entered into for non-trading purposes.

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

Interest Rate Risk

We are exposed to the risk of interest rate fluctuations on the interest income earned on our cash and cash equivalents. A hypothetical 100 basis point movement in interest rates applicable to our cash and cash equivalents outstanding at September 30, 2025 would increase interest income by approximately $0.3 million on an annual basis.

Borrowings pursuant to our 2025 Term Loan Agreement bear interest at a rate per annum equal to secured overnight financing rate, subject to a floor of 2.50%, plus applicable margin of 7.00%. As such, our net income is sensitive to movements in interest rates. If interest rates increase, our debt obligations pursuant to the 2025 Term Loan Agreement would increase even though the amount borrowed remained the same, and our net income would decrease. Such increases in interest rates could have a material adverse effect on our cash flow and financial condition. We do not hold any derivative instruments and do not engage in any hedging activities to mitigate interest rate risk. Based on our outstanding borrowings pursuant to the 2025 Term Loan Agreement as of September 30, 2025 a hypothetical 100 basis point movement in interest rates would have affected interest expense on the debt by $1.8 million on an annual basis.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934), as of the end of the period covered by this quarterly report, that ensure that information relating to the registrant which is required to be disclosed in this report is recorded, processed, summarized and reported within required time periods using the criteria for effective internal control established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the registrant’s disclosure controls and procedures were effective as of September 30, 2025.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our controls performed during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

November 4, 2025